Form 10-K405
period 1997-12-31
C3 INC /NC/
filed 1998-03-31
CIK 1015155

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                    FORM 10-K

(Mark One)

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended  December 31, 1997

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________________to______________________

                        Commission File Number: 000-23329

                                    C3, Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                  North Carolina                           56-1928817
(State or other jurisdiction of incorporation)          (I.R.S. Employer
                                                       Identification No.)

3800 Gateway Boulevard, Suite 310, Morrisville, N.C.         27560
     (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:       (919) 468-0399

          Securities registered pursuant to Section 12(b) of the Act:

                                      None.
          -----------------------------------------------------------

           Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, no par value per share
          -----------------------------------------------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes |X|          No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 25, 1998 was $48,619,184. On March 25, 1998 there were 6,938,476 outstanding shares of the Registrant's Common Stock.


                       DOCUMENT INCORPORATED BY REFERENCE

Certain portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on June 23, 1998 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

                           FORWARD LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's judgement on future events and, because the Company is in the development stage and has not yet engaged in significant revenue-producing activities, are subject to risks and uncertainties that could cause the Company's actual performance and results to differ materially from those projected or discussed herein. These risks and uncertainties are discussed in "Business Risks" in Item 1 below and in "Risk Factors" in the Company's Prospectus dated November 14, 1997.

                                     PART I

Item 1. BUSINESS.

Introduction

         The Company is finalizing the development of colorless lab-created moissanite gemstones for sale in the jewelry market. The physical properties of lab-created moissanite gemstones more closely match those of diamond than any other known gemstone material. Moissanite, also known by its chemical name, silicon carbide ("SiC"), is a rare, naturally occurring mineral found primarily in meteorites. See "-- Moissanite." Moissanite and diamond are both carbon-based minerals; moissanite is composed of silicon and carbon while diamond is composed of carbon.

         The Company is currently selling limited amounts of its moissanite gemstones in the comparable diamond color grades currently available from the Company's supplier to selected members of the jewelry industry. The Company plans to sell loose lab-created moissantie gemstone in sizes of 1/2 carat or less and intends to market larger carat gemstones depending on progress made by its supplier on meeting certain development targets or other marketing considerations.

         The Company has interviewed certain retail jewelry chains and independent retail jewelry stores in selected cities in the United States, primarily in the southern part of the country, and is seeking to enter into distribution agreements with jewelers in these cities. The Company is also actively considering distribution arrangements for certain international cities and is currently negotiating exclusive distributorships with selected wholesalers in Asia which could be finalized during the the second quarter of 1998. The Company expects initial customer shipments of production material gemstones to begin in June 1998. See "--Distribution, Sales and Marketing."


         The Company has been issued a U.S. patent for moissanite gemstones under which the Company has broad, exclusive rights to manufacture, use and sell lab-created moissanite gemstones in the United States. The Company has applications pending in a number of foreign jurisdictions for this same patent. The Company has also developed certain proprietary methods and processes for the production of gemstones from lab-grown SiC crystals and has patent applications pending for certain of these methods and processes. See "-- Intellectual Property." Accordingly, the Company believes that its lab-created moissanite gemstones are proprietary products and that there are significant barriers to prevent other competitors from marketing lab-created moissanite gemstones.

         The Company's lab-created moissanite gemstones are currently made from SiC crystals grown by Cree Research, Inc. ("Cree"). Cree has an exclusive license to a patent related to a process for growing large single crystals of SiC. To the Company's knowledge, there are currently no producers of SiC other than Cree that could readily supply lab-grown SiC crystals in colors, sizes or volumes suitable for use as gemstones. The Company has certain exclusive licenses and supply rights with Cree for SiC materials to be used for gemstone applications. See "-- Products and Product Development." The President of the Company and one of the founders of the Company are the brothers of the Chief Executive Officer of Cree. As of December 28,

1997, Cree and certain of its officers and directors own approximately 5% of the Company's outstanding Common Stock.

         The Company has entered into an agreement with Cree whereby Cree is attempting to develop a fully repeatable process to grow SiC crystals in the comparable diamond color grades of "G" through "J" and in specified sizes and volumes. While Cree has not yet developed a fully repeatable process to grow SiC crystals in the target color range, Cree has produced SiC crystals in the "K" through "N" color range and has made improvements in color uniformity. In January 1998, the Company entered into a supplemental agreement with Cree under which Cree is obligated to accelerate its efforts to develop a fully repeatable process for producing larger diameter SiC crystals in the target color range that had originally been scheduled to be developed by July 1, 1999.

        Although, as of late March, Cree has not yet developed a fully repeatable process for producing SiC crystals in the comparable diamond color grades of "G" through "M", Cree has improved the yield of SiC material in the comparable diamond color grades of "K" through "M" and is on target to produce larger diameter SiC crystals. If Cree continues to achieve its objectives to produce larger diameter SiC crystals on a timely basis, the Company expects that production of larger diameter SiC crystals will begin in the fourth quarter of 1998. The Company believes that the use of larger diameter SiC crystals will increase the number and size of moissanite gemstones that are produced from each SiC crystal and reduce the per-carat cost of moissanite gemstones, factors important to the commercialization of moissanite gemstones. There can be no assurance that Cree's development efforts will be successful. See "Business Risks" and "--Products and Product Development."

         The Company believes that a practical, readily available method of distinguishing colorless lab-created moissanite gemstones from diamond will be needed by persons who are not well-trained gemologists to prevent fraud. Because the Company's tests indicate that visual inspection by individuals who are not well-trained gemologists and commonly used testing devices do not reliably distinguish colorless lab-created moissanite gemstones from diamond, the Company is marketing its proprietary test instrument that distinguishes colorless lab-created moissanite gemstones from diamonds in the colors and clarities most commonly sold by retail jewelers. See "-- Products and Product Development -- Moissanite/Diamond Test Instrument."

Diamond Jewelry Market

         In 1996, worldwide retail diamond jewelry sales were estimated to be in excess of $52 billion and diamond jewelry sales in the United States were estimated to be $17.9 billion. In 1996, approximately 29.5 million pieces of diamond jewelry were sold in the United States, of which approximately 22.8 million pieces used settings other than engagement rings.

         The value of a diamond is determined by its carat size, cut, color and clarity. Carat size refers to the weight of a diamond with one carat being equivalent to 1/5 of a gram. The cut, or faceting of a rough diamond into a gemstone, reveals the natural "fire", brilliance and color of the stone. Color refers to the amount of tint in a diamond. Clarity refers to the presence and severity of inclusions (impurities trapped in the diamond during its formation) and blemishes in a diamond.

         The color grading scale, which is the standard generally accepted by the diamond industry for color using pregraded master color stones, measures the color of diamonds. The color grading scale consists of the letters "D" through "Z". "D" is the designation given to a diamond that is completely colorless, while a designation of "Z" is given to a colorless diamond that has a yellowish tint visible to the naked eye. Colored diamonds, such as canary diamonds, use a different grading scale. Retail jewelry stores most often sell diamonds within the "G" to "M" range. In 1996, the median color grade of all diamonds sold was within the range of "H" to "I".

         The clarity grading scale, which is generally accepted by the diamond industry, is used to identify the severity of defects. The clarity grading scale is as follows: Flawless (a diamond that has no inclusions and only insignificant blemishes that are invisible at 10x magnification); Very Very Slightly Included; Very Slightly Included; Slightly Included; Imperfect-1; Imperfect-2; and Imperfect-3 (large and/or numerous inclusions that are clearly visible to the naked eye). Retail jewelry stores predominantly sell diamonds in the range of Very Slightly Included to Imperfect-1. The clarity grade with the highest number of diamonds sold in 1996 was Slightly Included.

Moissanite

         Moissanite is a rare, naturally occurring mineral which is found primarily in meteorites. The naturally occurring moissanite that has been found has generally been very small in size and dark green or black in color and is not a commercially viable gemstone material. Therefore, only lab-grown SiC crystals are expected to provide a meaningful source of moissanite for gemstones.

         The Company believes that lab-created moissanite gemstones have unique features that compare favorably to diamond and that make it attractive for use as a gemstone which will result in market demand for the Company's products. It is generally accepted that, in addition to carat size, the most important characteristics of a gemstone are its beauty and durability. The beauty of a colorless diamond is determined by the absence of color as well as the diamond's brilliance and "fire." The brilliance of a gemstone is measured by its refractive index or the extent to which it reflects light. The "fire" of a gemstone, or the breaking of light rays into the spectrum of colors, is measured by its dispersion. The gemstone's hardness also determines the extent to which brilliance and "fire" can be highlighted by cutting with sharp, highly polished facets. The durability of a gemstone is determined by the gem's hardness, or resistance to scratching, and its toughness, or resistance to chipping or cleaving.

         Based on their physical properties, the Company believes that lab-created moissanite gemstones compare favorably to diamond for beauty and durability. The Company believes that the unique atomic structure of SiC allows it to be grown in a wide variety of colors, including colors within the commercially desirable portion of the diamond grading scale. The refractive index of colorless lab-created moissanite gemstones is higher than diamond and is believed by the Company to be closer to diamond than any other hard mineral. The dispersion of colorless lab-created moissanite gemstones is also higher than diamond. The Company believes that the hardness of lab-created moissanite gemstones is greater than all known gemstone materials except diamond. As a result, the Company believes that lab-created moissanite gemstones, like diamond, can be cut with sharp, highly polished facets that accentuate their brilliance and "fire."

         The Company believes that other physical properties of lab-created moissanite gemstones compare favorably to diamond and will aid in jewelers' acceptance of its products. Because the specific gravity, or density, of lab-created moissanite gemstones is very close to that of diamond, the size of a 1 carat lab-created moissanite gemstone is virtually indistinguishable from a 1 carat diamond by the naked eye. In addition, lab-created moissanite gemstones, like diamond, can withstand high temperatures. This property allows jewelers to make extensive repairs to the jewelry setting without removing the stone and to use the same methods that are used to repair diamond jewelry.

         The following table compares the physical properties of lab-created moissanite gemstones with other gemstone materials:

                         GEMSTONE MATERIAL COMPARISON(1)


                                    Hardness
                                     (MOHS                               REFRACTIVE                           SPECIFIC
      Gemstone Material            SCALE) (2)         TOUGHNESS            INDEX            DISPERSION         GRAVITY
------------------------------  ----------------  -----------------  ------------------  ----------------  ---------------
Diamond.......................         10               Good*               2.42               0.44             3.52
Lab-Created Moissanite (3)....      9.25-9.50         Excellent           2.65-2.69          .090-.104        3.14-3.21
Sapphire & Ruby...............          9             Excellent           1.76-1.78            .018           3.90-4.00
Synthetic Cubic Zirconia......       8.0-8.5            Good              2.09-2.18            .060           5.60-6.06
Emerald.......................         7.5          Poor to Good          1.56-1.60            .014           2.69-2.75

  *  In cleavage direction, otherwise excellent.

(1) Sources: GEMOLOGICAL INSTITUTE OF AMERICA, GEM REFERENCE GUIDE FOR THE GIA COLORED STONES, GEM IDENTIFICATION AND COLORED STONE GRADING COURSES 32-35, 65-82, 87-90 (1995); CORNELIUS S. HURLBURT, JR. & ROBERT C. KAMMERLING, GEMOLOGY 320-324 (2d ed. 1991); KIRK-OTHMER ENCYCLOPEDIA OF CHEMICAL TECHNOLOGY 891-906 (4th ed. 1994); INSTITUTION OF ELECTRICAL ENGINEERS, PROPERTIES OF SILICON CARBIDE 3 (Gary L. Harris, ed., 1995); ROBERT WEBSTER, GEMS: THEIR SOURCES, DESCRIPTIONS AND IDENTIFICATION 889-940 (5th ed. 1994); W. VON MUENCH, "SILICON CARBIDE" IN LANDOLT-BOEMSTEIN NUMERICAL DATA AND FUNCTIONAL RELATIONSHIPS IN SCIENCE AND TECHNOLOGY, NEW SERIES, GROUP III, VOL. 17C, PP. 403-416 AND 585-592 (M. Schultz and H. Weiss, eds., 1984).

(2) The Mohs Scale is approximately logarithmic and quantitative comparisons of different gemstone materials cannot be made directly using the Mohs Scale. Lab-created moissanite gemstones are approximately one-third as hard as diamond and synthetic cubic zirconia is approximately one-sixth as hard as diamond. Lab-created moissanite gemstones are approximately twice as hard as synthetic cubic zirconia.

(3) The physical properties of lab-created moissanite gemstones set forth in the preceding table utilized materials from SiC crystals produced by parties other than the Company or Cree. These crystals had various sizes, colors and atomic structures that the Company believes made them unsuitable for use as a diamond alternative. The Company has conducted tests on the hardness, toughness and refractive index of samples of its lab-created gemstones, and the results of these tests are consistent with the results reported in this table. Because a fully repeatable process for producing gemstone quality SiC crystals has not yet been developed, the specific properties of the lab-created moissanite gemstones that will eventually be commercialized are not now known. However, the Company believes that the physical properties of its lab-created moissanite gemstones will fall within the ranges of the lab-created moissanite shown in this table.

Products and Product Development

         Moissanite Gemstones. The Company is currently selling limited quantities of moissanite gemstone samples of 1/2 carat or less in color grades currently available from Cree to selected members of the jewelry industry.

The Company is also selling a limited edition of moissanite gemstones set in gold jewelry in limited quantities in the United States in a nonpublic distribution. For the foreseeable future, the Company plans to sell loose round brilliant cut moissanite gemstones primarily in sizes of 1/2 carat or less. Over time, the Company intends to market larger carat gemstones depending on progress made by Cree in meeting certain development targets or other market considerations. In addition, the Company may elect to offer additional cuts or colored lab-created moissanite gemstones.

         The Company has not yet determined the price at which it will market its lab-created moissanite gemstones. The Company's moissanite gemstone samples are presently being sold at a price of $18 to $80 per sample for samples of three to five millimeters in diameter. The Company intends to price its gemstones after assessing the results of market research currently being conducted for the Company by its marketing agency. There can be no assurance that the Company will be able to sell its products at the prices ultimately established by the Company or at any other prices that would be profitable to the Company.

         Development Agreement with Cree. Under a June 6, 1997 Development Agreement (the "Development Agreement") with Cree, the Company is funding Cree's efforts to develop a fully repeatable process for producing SiC crystals in the comparable diamond color grades "G" through "J", with at least 50% in the "G" to "H" range. The Development Agreement also provides for a five-year focused development effort by Cree to increase crystal size while maintaining color grade and uniformity and establishes milestones for crystal production to be met by July 1 of each year. The Company has the right to terminate the Development Agreement if Cree does not meet any milestone. Recent SiC crystals produced by Cree have yielded gemstones primarily in the comparable diamond color range of "K" through "N." While fluctuations in color range occur, Cree is operating crystal growth systems in development programs aimed at improving crystal color and diameter as well as process uniformity. The Company is continuing to evaluate progress under the development agreements in assessing its business strategies.

         In January 1998, the Company elected to continue funding the Development Agreement with Cree even though Cree had not developed a fully repeatable process in the target color range by January 1, 1998. On January 8, 1998, the Company and Cree entered into a Supplemental Development Agreement (the "Supplemental Agreement") under which Cree is obligated to accelerate its efforts to develop a fully repeatable process for producing larger diameter SiC crystals in the target color range that had originally been scheduled to be developed by July 1, 1999. If the diameter and color objectives are achieved by Cree in the earliest time frames under the Supplemental Agreement, the Company could pay Cree up to an additional $2.3 million. The Supplemental Agreement, which expires on December 31, 1998, provides that if Cree is unable to develop a fully repeatable process in the target color range by a specified date the Company has the right, for a period of ten days after that date, to terminate the Supplemental Agreement.

        Although, as of late March, Cree has not yet developed a fully repeatable process for producing SiC crystals in the comparible diamond color grades of "G" through "M", Cree has improved the yield of SiC material in the comparable diamond color grades of "K" through "M" and is on target to produce larger diameter SiC crystals. If Cree continues to achieve its objectives to produce larger diameter SiC crystals on a timely basis, the Company expects that the crystal growth systems provided by Cree under the Exclusive Supply Agreement will begin production of larger diameter SiC crystals in the fourth quarter of 1998.

         Exclusive Supply Agreement with Cree. On June 6, 1997, the Company and Cree entered into the Exclusive Supply Agreement whereby the Company has agreed to purchase from Cree at least 50%, by dollar volume, of the Company's requirements for SiC crystals for the production of gemstones in each calendar quarter and Cree is obligated to supply this amount of crystals to the Company. Although the Company is obligated to purchase only 50% of its requirements from Cree, the Company does not believe there are currently any other alternative sources of supply for SiC crystals suitable for gemstones. Therefore, at the present time, the Company is dependent on Cree as its sole source of supply of lab-grown SiC crystals. The price for SiC crystals is set at Cree's loaded manufacturing cost plus a margin, which margin may increase if the price of crystals declines below a specified amount. Under the Exclusive Supply Agreement, Cree has agreed not to sell SiC crystals for gemstone uses to anyone other than the Company.

         Cree will have to build additional crystal growth systems in order to meet the Company's anticipated SiC crystal requirements. Under the Exclusive Supply Agreement, Cree may elect to have the Company purchase the additional growth systems that will be needed or to fund the costs on its own and recoup its costs by incorporating the costs of the systems into the cost of the SiC crystals purchased by the Company. If the Company funds the costs of the crystal growth systems, Cree must supply the Company with 100% of the output from these systems. If Cree elects to fund the cost of these additional growth systems on its own, there can be no assurance that Cree will supply the Company with all of the output from these crystal growth systems or fill all of the Company's orders. Any delay or reduction in the availability of SiC crystals could delay or limit the Company's ability to deliver and sell its lab-created gemstones, which would have a material adverse effect on the Company.

         The Exclusive Supply Agreement also restricts the Company from entering into numerous types of arrangements with identified parties. See "-- Distribution, Marketing and Sales" and "Business Risks -- Anti-Takeover and Certain Other Provisions." The Exclusive Supply Agreement has an initial term of ten years, which may be extended for an additional ten years by either party if the Company orders in any 36-month period SiC crystals with an aggregate purchase price in excess of $1.0 million. The Company expects to meet this order threshold and to extend the term of the Agreement.

         Moissanite/Diamond Test Instrument. Gemstone test instruments most commonly used by jewelry industry employees rely on thermal properties to distinguish diamond from other gemstones or diamond simulants such as synthetic cubic zirconia. Because the thermal properties of lab-created moissanite gemstones are relatively close to those of diamond, such instruments have not, to date, been able to reliably differentiate between diamond and lab-created moissanite gemstones. Although gemologists trained in the physical properties of lab-created moissanite gemstones may find a number of ways to distinguish lab-created moissanite from diamond, the Company believes that a moissanite/diamond test instrument must be available to jewelers and pawnbrokers prior to the introduction of lab-created moissanite gemstones to help prevent fraud.

         The Company began marketing its moissanite/diamond test instrument, the Tester Model 590, at a list price of $525 during the fourth quarter of 1997 for delivery in the first quarter of 1998. This instrument, which distinguishes moissanite gemstones from diamonds in the colors and clarities most commonly sold by retail jewelers, is used in conjunction with existing thermal test instruments. A patent application by the Company is pending for its moissanite/diamond test instrument. A number of other companies have announced plans to introduce, or have introduced, devices that claim to distinguish moissanite gemstones from diamonds. There can be no assurance that a significant market will develop for the Company's test instrument, that other competing devices will not be introduced or that other readily available means will not be developed which can effectively distinguish lab-created moissanite gemstones from diamond.

         Moissanite/Diamond Test Instrument Component. Under a letter agreement (the "Instrument Agreement") dated February 12, 1996, Cree is also the sole supplier of a component proprietary to Cree used in the Company's moissanite/diamond test instrument. The Instrument Agreement, which expires in 2016, obligates the Company to purchase all of the components used in the test instrument from Cree and gives the Company the exclusive right to purchase those components from Cree. The Company is also obligated to pay Cree a royalty of 2 1/2% of net sales of all test instruments incorporating the Cree component. If Cree were to fail to deliver this component, as required, the Company would not be able to manufacture its test instrument.

Intellectual Property

         Intellectual Property of the Company. The Company has been issued a U.S. patent for moissanite gemstones under which the Company has broad, exclusive rights to manufacture, use and sell lab-created moissanite gemstones in the United States. The Company has applications pending in a number of foreign jurisdictions for this same patent. The Company also has applications pending related to certain methods of producing lab-created moissanite gemstones and for its moissanite/diamond test instrument. Although the Company intends to enforce its patent rights and vigorously prosecute all its patent applications, there can be no assurance that such actions will be successful, that any additional patents will be issued, that any issued patent will not be challenged, invalidated or circumvented or that any issued patent will have any competitive or commercial value.

         The Company's success and ability to compete successfully is heavily dependent upon its proprietary technology. In addition to its patent and pending patents, the Company relies on trade secret laws and employee, consultant and customer confidentiality agreements to protect certain aspects of its technology. There can be no assurance that the Company will be able to protect its proprietary technology from disclosure or that others will not develop technologies that are similar or superior to its technology. See "Business Risks -- Dependence on Intellectual Property."

         While the Company has not received any claims that its products or processes infringe on the proprietary rights of third parties, there can be no assurance that third parties will not assert such claims against the Company with respect to its existing and future products. In the event of litigation to determine the validity of any third party's claims, such litigation could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation is determined in favor of the Company. In the event of an adverse result of any such litigation, the Company could be required to expend significant resources to develop non-infringing technology or to obtain licenses to, and pay royalties on the use of, the technology which is the subject of the litigation. There can be no assurance that the Company would be successful in such development or that any such license would be available on commercially reasonable terms.

         Proprietary Technology of Cree. Cree, the Company's current source for development and supply of lab-grown SiC crystals, has developed or licensed numerous proprietary processes for the growth of SiC crystals that it uses in semiconductor, laser and other non-gemstone applications. The founders of the Company recognized the potential use of SiC crystal for lab-grown gemstones, and the Company has obtained the exclusive right to purchase SiC crystals from Cree for gemstones and gemological instrumentation. The Company believes that Cree is currently the only producer of SiC crystals in sizes suitable for commercial production of gemstones. In addition, Cree is the only producer of SiC known by the Company to be developing colorless SiC crystals suitable for use as gemstones at the present time.

         Cree has significant proprietary rights related to its processes for growing SiC crystals. Cree has an exclusive license on a patent for a process of growing large single crystals of SiC. This patent expires in years ranging from 2006 to 2011, depending on the country in which issued. In addition, Cree has a patent for a process for growing colorless SiC and other patents relating to certain aspects of its SiC crystal growth process. To further protect its proprietary SiC crystal growth process, Cree internally produces the crystal growth systems used to produce its SiC crystals. The Company has a royalty-free, perpetual license for the use in gemstone applications of the technology covered by Cree's patent for growing colorless SiC.

         At the present time, the Company's success and ability to compete is heavily dependent upon Cree's ability to successfully complete the objectives of the Development Agreement and on Cree's proprietary technology. See "Business Risks -- Dependence on Intellectual Property."

Manufacturing

         The production of lab-created moissanite gemstones includes (i) growing SiC crystals, (ii) cutting crystals into preforms that will yield gemstones of an approximate carat size, (iii) faceting preforms into gemstones, and (iv) inspecting, sorting and grading faceted gemstones.

         Growth of SiC Crystals. SiC crystals are grown for the Company by Cree in accordance with the terms of the Exclusive Supply Agreement. Under the Exclusive Supply Agreement, Cree is required to sell to the Company all of the crystals grown in a specified number of crystal growth systems without charging the Company for such crystal growth systems. Upon its receipt of an order from the Company for a quantity of crystals that will require the acquisition of additional crystal growth systems, Cree may elect to have the Company purchase the additional growth systems that will be needed or to fund the costs on its own and recoup its costs by incorporating the costs of the systems into the cost of the SiC crystals purchased by the Company.

         In addition to crystal growth systems being used for development activities, Cree is now using all of the crystal growth systems that it is obligated to provide at its expense under the Exclusive Supply Agreement to produce SiC crystals for the Company. These growers went on line at various times during the first quarter of 1998 and are running the best process currently available from Cree. The Company is obligated to purchase all of the output from these growers through various dates in the third quarter of 1998. The Company is currently building an inventory of moissanite gemstones of 1/2 carat or less from current production of these growers.

        The Company is continuing to evaluate Cree's progress under the development agreements and the color and size of SiC crystals being produced by Cree in determining when to place additional orders with Cree that will require the acquisition of crystal growth systems that Cree is not obligated to provide at its expense. One order placed with Cree during the fourth quarter of 1997, which was contingent on Cree meeting certain development milestones for color range, has lapsed without being filled.

         The Company expects to place orders for SiC crystals in advance of actual demand for moissanite gemstones in an effort to have adequate quantities of gemstones available to meet anticipated market demand. As a result, the Company may spend significant amounts of its capital to acquire additional crystal growth systems or purchase SiC crystals at a time when there is no existing demand to justify such expenditures. There can be no assurance that the Company will be able to sell lab-created moissanite gemstones in accordance with its objectives. If the Company underestimates demand, the Company may be unable to rapidly increase its production of lab-created moissanite gemstones to satisfy the demand as a result of the several months that may elapse between the Company placing an order for crystals and the time that additional growth systems needed could begin producing crystals.

         Preforms. The Company divides all SiC crystals through slicing and dicing processes into preforms in carat sizes suitable for faceting into predetermined calibrated-size gemstones. The Company has begun to acquire readily available automated and computerized equipment used in the semiconductor industry to slice and dice crystals into preforms. The Company believes that this equipment will enable it to maximize, with minimal additional investment or employee training, the number of preforms obtained from each SiC crystal.

         Faceting Gemstones. The faceting of preforms is a critical stage in obtaining quality gemstones. The techniques and skills used in faceting lab-created moissanite gemstones differ somewhat from those used in faceting diamonds. The Company is, and expects to continue, outsourcing the faceting of its moissanite gemstones, other than faceting for research and product development purposes which it conducts internally. The Company has entered into an agreement with John M. Bachman, Inc. ("JMB") under which an affiliate of JMB is faceting lab-created moissanite preforms. Pursuant to this agreement, the Company has advanced certain funds to JMB to expand production capability at its affiliate. The Company has committed to supply certain minimum quantities of preforms to JMB, and JMB has agreed to have such quantities faceted to mutually agreed specifications at agreed upon prices. The agreement renews annually unless sooner terminated by either party upon no less than 60 days notice prior to the end of the then applicable term or due to breaches of the agreement or the occurrence of certain other events. Under this agreement, JMB has agreed to grant, and to cause its affiliates to grant, to the Company a perpetual, non-exclusive, royalty-free license to use any inventions or proprietary information developed by or for JMB or its affiliates that is useful in the faceting of lab-created moissanite gemstones.

         The Company has identified two additional suppliers of faceting services, has qualified their faceting skills on a sample basis and is currently assessing these other vendors' production capabilities. There is, however, no assurance that these vendors will be suitable for reliable supply arrangements or that the Company will be able to enter into agreements with these additional vendors or with other reliable, quality faceting providers on terms acceptable to the Company. Even if these agreements can be reached, the Company intends during the early stages of commercialization of its products to source faceting services primarily from JMB and will be dependent on JMB's ability to provide an adequate quantity of quality faceted lab-created moissanite gemstones. The Company has not yet begun placing commercial production orders with JMB, and therefore is unable to assess, with certainty, whether JMB will be able to produce faceted lab-created moissanite gemstones to the Company's quality specifications and within the Company's quantity and time requirements.

         Inspection, Sorting and Grading. Faceted lab-created moissanite gemstones are currently returned to the Company for inspection, sorting and grading. During this stage, specially trained personnel individually examine and grade each faceted lab-created moissanite gemstone for color, cut and clarity. This phase of manufacturing is relatively labor-intensive and requires skills not readily available in the general work force. In the future, the Company may elect to outsource a significant portion of this stage of the manufacturing process to an independent third party. If the Company does elect to outsource this phase of manufacturing, the Company intends to establish rigorous quality control and monitoring standards over its vendors' operations. There can be no assurance that the Company will be able to hire or retain sufficient numbers of appropriately skilled personnel for this phase of manufacturing, find and enter into acceptable agreements with third party vendors or that such vendors will be able to provide accurate inspection, sorting and grading services on a timely basis.

         Moissanite/Diamond Test Instrument. The Company has contracted with an unaffiliated third party for the assembly of its moissanite/diamond test instrument from components produced by third parties. The Company believes that, other than with respect to a component containing a proprietary semiconductor chip that the Company obtains from Cree under the Instrument Agreement, the components and assembly functions would be readily available from a wide variety of other suppliers.

Distribution, Marketing and Sales

         The Company intends to focus its initial U.S. sales efforts in selected cities, primarily in the southern part of the country, through retail jewelry chains and independent retail jewelry stores. The Company has targeted the United States because it believes that the United States represents a significant portion of the worldwide jewelry market and will be relatively accepting of a new gemstone that compares favorably to diamond. The Company has interviewed certain retail jewelry chains and independent retail jewelry stores in its initial target markets and will seek to enter into distribution agreements with distributors in these cities during the second quarter of 1998. The Company currently anticipates that distributors will be granted the right to be the exclusive retail store or chain selling lab-created moissanite gemstones in a limited geographic territory. The Company is evaluating the most appropriate structure for exclusive distribution arrangements and may, in certain circumstances, enter into other types of distribution arrangements. The Company is also actively considering distribution arrangements for certain international cities and is currently negotiating exclusive distribution agreements with several wholesalers in Asia which may be finalized in the second quarter of 1998.

         The Company believes that exclusive distribution agreements will provide retailers with an opportunity to earn a profit margin that compares favorably to other jewelry products and will allow the retailer to distinguish its product line from other jewelers in the highly competitive retail jewelry market. The Company also believes that the profit margins associated with its products will create incentives for these retailers to maximize their sales and promotions efforts, resulting in additional consumer demand for the Company's lab-created moissanite gemstones. As the Company's supply of lab-created moissanite gemstones increases, the Company plans to increase the number of markets in which its products are available. After the introduction of lab-created moissanite gemstones in its initial target markets, the Company's sales staff will divide its time between providing sales support to its existing network of retailers and entering new target markets and new distribution arrangements.

         The Company believes that marketing loose stones will allow retail jewelers to individually select the most appropriate jewelry settings for their individual market areas. The sale of round brilliant cut stones also provides the jeweler with a wide range of uses for the stones in rings, earrings, pendants and bracelets. However, consumer perception and acceptance of the Company's products will be directly impacted by the quality, design and workmanship of the settings chosen by the retailers, and the Company will have no control over these individual decisions.

         The Company and DDB Needham of Dallas ("DDB Needham"), an international marketing agency to whom the Company has outsourced substantially all of the Company's marketing functions, have designed a comprehensive marketing plan for lab-created moissanite gemstones. As part of the marketing plan, the Company and DDB Needham are developing a substantial marketing effort for the jewelry industry and consumers. The marketing plan includes cooperative advertising with jewelers and other distributors, point of purchase displays, educational brochures and materials, jeweler and distributor training in selling moissanite gemstones, jeweler assistance in selecting appropriate jewelry settings for moissanite gemstones and other marketing support services. The Company and DDB Needham have based the marketing plan on the results of market research and a series of market studies designed to gather information on jeweler and consumer reaction to lab-created moissanite gemstones. DDB Needham is continuing to conduct market research and additional market studies to refine the marketing plan and to assist the Company in identifying and selecting additional target markets. Implementation of key aspects of the marketing plan will be dependent on the Company having sufficient quantities of gemstones in desirable color ranges to satisfy demand in the Company's initial markets and to expand into additional markets.

         The Company is selling its moissanite/diamond test instrument directly to jewelers, gemologists and pawnbrokers through direct mailings, advertisements in trade publications and trade shows. The Company may retain non-exclusive distributors to distribute the test instrument in some markets or enter into other distribution agreements as it deems appropriate.

         The Exclusive Supply Agreement prohibits the Company, without Cree's consent, from entering into an exclusive marketing or distribution agreement with DeBeers or any party that Cree reasonably believes is affiliated with DeBeers; the Central Selling Organization (the international cartel of diamond producers); any party whose primary business is the development, manufacture, marketing or sale of diamond gemstones; or any non-gemstone and non-jewelry industry competitor of Cree. These provisions may limit the avenues of distribution potentially available to the Company and could prevent the Company from entering into certain potentially profitable transactions.

Competition

         Moissanite Gemstones. Competition in the market for gemstones is intense. Gemstone materials can be grouped into three types: (i) natural gemstone, which is found in nature; (ii) synthetic gemstone, which has the same chemical composition and characteristics of natural gemstone but is created in a lab; and (iii) simulated or substitute material, which is similar in appearance to natural gemstone but does not have the same chemical composition. The Company's lab-created moissanite gemstones will compete with natural and treated diamonds and existing synthetic gemstones such as synthetic cubic zirconia presently in commercial distribution. The Company may also face competition from additional gemstones such as synthetic diamonds, synthetic diamond films and other sources of synthetic moissanite not presently available in colors, sizes and volumes suitable for use as gemstones. Most of the suppliers of diamonds and existing synthetic gemstones, as well as the potential suppliers of other synthetic gemstones, have substantially greater financial, technical, manufacturing and marketing resources and greater access to distribution channels than the Company.

         The worldwide market for large, uncut high-quality diamonds is significantly consolidated through the Central Selling Organization, a cartel led by DeBeers. The cartel has a major impact on the worldwide supply and pricing of these diamonds at both the wholesale and retail levels. Although the Company believes that its gemstones will appeal primarily to the consumer who would not otherwise purchase comparable diamond jewelry, diamond producers may undertake additional marketing or other activities designed to protect the diamond jewelry market against sales erosion from consumer acceptance of lab-created moissanite gemstones.

         The Company may also face competition from treated diamonds. Treated diamonds, which are natural diamonds with imperfections or flaws that have been altered in some manner to enhance their appearance, are presently available in the jewelry industry and are generally less expensive than diamonds of similar size, cut and color which have not been altered.

         Synthetic diamond in gemstones or film form may also become available in the marketplace and compete with the Company's gemstones. Synthetic diamonds are regularly produced for industrial applications, but the Company believes that gemstone quality synthetic diamonds presently cannot be produced at prices competitive with those expected to be offered for the Company's colorless lab-created moissanite gemstones. The primary producers of these synthetic diamonds are DeBeers, Sumitomo and GE. There are also a number of Russian producers of synthetic diamonds for industrial uses. Synthetic diamond films can be grown at commercially viable prices in thicknesses that can be applied to other surfaces but these films adhere well to only a few minerals such as diamond, silicon and SiC (moissanite). There could, however, be technological advances that would enable competitively priced synthetic diamond in gemstone or film form to be offered.

         Although the Company believes that its products have a proprietary position, it could face competition from other companies who develop competing SiC technologies. Some of these technologies could be spawned by producers of SiC used for other industrial applications. Manufacturers of industrial SiC products include The Carborundum Corporation (abrasive uses) and Cree, Siemens AG, ABB and Northrup Grumman Corporation (semiconductor uses). The Company believes that Cree is presently the only supplier of SiC crystals in colors, sizes and volumes suitable for gemstone applications and believes that the patents owned or pending by Cree or the Company provide substantial technological, legal and cost barriers to other companies' development of colorless lab-created moissanite gemstones. It is possible, however, that these or other producers of SiC could develop SiC crystals suitable for gemstone applications and produce lab-created moissanite gemstones until the Company could obtain judicial enforcement of its patent rights.

         The Company's products may also face competition from synthetic cubic zirconia, the principal existing diamond simulant. Two of the largest producers of synthetic cubic zirconia gemstones are D. Swarovski & Co. and Golay Buchel. In addition, there are a significant number of other producers of synthetic cubic zirconia jewelry. Three of the largest retailers of synthetic cubic zirconia jewelry in the United States are QVC, Home Shopping Network and Wal-Mart. Some of the major retailers of synthetic cubic zirconia, including QVC, have captive manufacturing divisions that produce synthetic cubic zirconia jewelry. These producers and sellers may see their markets being eroded by the introduction of the Company's lab-created moissanite gemstones. The Company believes that price is the primary basis upon which these products will compete with its lab-created moissanite gemstones.

         The Company intends to compete primarily on the basis that the unique qualities of its lab-created moissanite gemstones compare favorably to diamond at a significant cost advantage to diamond. Its ability to compete successfully is dependent on its ability to: (i) achieve jeweler and consumer acceptance of its products; (ii) obtain quantities of lab-grown SiC crystals in acceptable color and quality; (iii) obtain reliable and high quality faceting services from third parties; (iv) respond to market entries of other gemstone materials with technological or cost improvements; and (v) meet consumer demand for its lab-created moissanite gemstones. There can be no assurance that the Company will be able to obtain the materials and services needed to deliver its products or to otherwise be able to compete successfully in the marketplace.

         Moissanite/Diamond Test Instrument. The Company's proprietary, patent-pending moissanite/diamond test instrument, the Tester Model 590, faces competition from several other devices that distinguish moissanite gemstone from diamond. The Tester Model 590, working in conjunction with existing thermal test instruments, readily distinguishes loose moissanite gemstones and moissanite gemstones set in jewelry from diamond in the colors and clarities most often sold by jewelers. The Gemological Institute of America has recently begun to market a test instrument that is capable of distinguishing primarily loose moissanite gemstones from diamond. Another company has introduced a device that is capable of distinguishing primarily large loose moissanite gemstones from diamond. In addition, Ceres Corporation has announced the planned introduction of a device that it claims is capable of distinguishing moissanite from diamond. Other competitors may also introduce devices that compete with the Company's Tester Model 590 or gemologists trained in the physical properties of moissanite gemstones may develop less expensive methods of distinguishing moissanite gemstones from diamond. There can be no assurance that a market for moissanite/diamond test instruments will develop or that the Company will be able to successfully compete in that market, if it develops.

Government Regulation

         The Company's products will be subject to regulation by the Federal Trade Commission (the "FTC"). The FTC has issued regulations and guidelines governing the marketing of diamond simulants and substitutes and other gemstones that have physical properties similar to diamond that require diamond simulants and substitutes and other gemstones to be clearly identified in any promotional or marketing materials. While the Company intends to comply fully with all FTC regulations, there can be no assurance that the FTC or a competitor will not challenge the Company's promotional or marketing activities. Such a challenge could result in significant expense to the Company and divert the efforts of the Company's management, whether or not such challenge is resolved in favor of the Company. If the Company's actions were found to be in violation of FTC regulations, the Company could be forced to suspend marketing and sales of its products and could incur significant expenses in developing new marketing strategies and materials that would not violate FTC regulations. There can be no assurance that the Company would be successful in developing new marketing strategies and materials that would comply with FTC regulations or that such strategies, once developed, would allow the Company to market its products profitably.

Employees

         At March 10, 1998, the Company had 34 full-time employees, 1 part-time employee, 4 temporary employees and 2 independent contractors. The Company believes that its future prospects will depend, in part, on its ability to obtain additional management, scientific and technical personnel. Competition for such personnel is intense, and the number of persons with relevant experience is limited. None of the Company's employees is represented by a labor union. The Company believes that its employee relations are good.

Backlog

         At March 10, 1998, the Company had orders for gemstone samples and jewelry featuring its lab-created moissanite gemstones which are anticipated to result in approximately $33,000 of revenues.


BUSINESS RISKS

         In addition to the other information in this Form 10-K, readers should carefully consider the following important factors that in some cases have affected, and in the future could affect, the Company's actual performance and results and could cause the Company's actual results of operations to differ materially from those expressed in any of the forward-looking statements made by, or on behalf of, the Company.

Lack of Operating History; Development Stage Company

         The Company, which was incorporated in June 1995, is in the development stage and has not yet engaged in any significant revenue-producing business activities. The timing or existence of any significant revenues is dependent on the successful development of a fully repeatable process to produce SiC crystals in the colors, sizes and volumes desired for use in gemstones and on market acceptance of lab-created moissanite gemstones. The Company's business is also subject to the risks inherent in the transition from pilot production to commercial production. Likewise, the Company's products are in an early stage of development and are subject to the risks inherent in the development and marketing of new products, including unforeseen design, manufacturing or other problems or failure to develop market acceptance. Failure by the Company to complete development of its products or to develop the ability to produce such products in commercial quantities would have a material adverse effect on the Company's business, operating results and financial condition. Accordingly, the Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly technology-based companies operating with undeveloped and unproven products.

Need for Further Product Development

         Although the Company is selling limited quantities of colorless lab-created moissanite gemstone samples, the Company's current supplier of SiC crystals, Cree, has not yet established a fully repeatable process for producing lab-grown SiC crystals in the colors, sizes and volumes desired for the Company's products. If Cree is unable to develop and sustain a fully repeatable process for growing SiC crystals in the desired color grades, sizes and volumes, the Company's business, operating results and financial condition would be materially adversely affected.

Reliance on Cree Research, Inc.

         The Company is currently dependent on a single source, Cree, for development and supply of SiC crystals. Cree has certain proprietary rights relating to its process for growing large single crystals of SiC and its process for growing colorless SiC crystals. The Company's effort to develop colorless SiC crystals in colors, sizes and volumes desired for use as lab-created gemstones is currently concentrated entirely with Cree and is dependent on Cree's expertise in SiC technology which Cree uses in connection with semiconductor, laser and other nongemstone applications.

         Under the Company's Exclusive Supply Agreement with Cree, the Company is obligated to buy from Cree and Cree is obligated to sell to the Company 50%, by dollar volume, of the Company's requirements for SiC material for the production of gemstones in each calendar quarter. Although the Company is only required to purchase 50% of its SiC requirements from Cree, the Company does not currently believe that any other SiC producer could readily supply crystals in the colors, sizes and volumes needed for the Company's products. Therefore, at the present time, the Company is dependent on Cree as its sole source for its principal raw material.

         Cree will have to build additional crystal growth capacity in order to grow enough SiC crystals to meet the Company's anticipated requirements. Under the Exclusive Supply Agreement, Cree may elect to have the Company purchase the additional crystal growth systems that will be needed, and Cree would be obligated to supply the Company with 100% of the output from systems funded by the Company. If, however, Cree elects to fund the cost of these additional growth systems on its own, then there can be no assurance that Cree will supply the Company with all of the output from these crystal growth systems or fill all of the Company's orders for SiC crystals. Any delay or reduction in the availability of SiC crystals could delay or limit the Company's ability to deliver and sell its lab-created gemstones, which would have a material adverse effect on the Company's business, operating results and financial condition.

         The Company also obtains from Cree a component proprietary to Cree used in the production of the Company's moissanite/diamond test instrument. See "Business -- Products and Product Development --Moissanite/Diamond Test Instrument." If Cree were unable to deliver this component in the quantities and at the times needed by the Company, the Company's ability to provide the market with its test instrument would be adversely affected.

         As a result of the Company's reliance on Cree, Cree's failure to complete the desired development objectives and to supply the Company with SiC crystals or components for its moissanite/diamond test instrument would have a material adverse effect on the Company's business, operating results and financial condition and could result in a curtailment, suspension, cessation or significant change in the strategic direction of the Company's business. See "Business -- Products and Product Development."

Undeveloped Markets; Unproven Acceptance of the Company's Products

         There currently is no market among retail jewelers or consumers for colorless lab-created moissanite gemstones, and the Company believes that retail jewelers and consumers are generally unaware of the existence and attributes of these lab-created gemstones. As is the case with any new or potential product, market acceptance and demand are subject to a significant amount of uncertainty. The Company's future financial performance will depend upon consumer acceptance of the Company's lab-created gemstones as a realistic and affordable alternative to diamond, which may be impacted by jewelers' acceptance of lab-created gemstones. The Company has not conducted extensive market tests to predict retail jeweler or consumer reaction to its products. Although retail jewelers typically purchase finished jewelry rather than loose gemstones, the Company plans to market loose lab-created gemstones to retailers. The retailers will then select the jewelry into which the stones will be set and will be responsible for completing the setting. The quality, design and workmanship of the jewelry settings selected by retail jewelers, which will not be within the Company's control, could impact the consumer's perception and acceptance of the Company's lab-created gemstones. Thus, the Company's future financial performance may be impacted by (i) the willingness of retail jewelers to purchase loose stones and undertake setting of the loose stones, (ii) the ability of retail jewelers to select jewelry settings that encourage consumer acceptance of and demand for the Company's lab-created gemstones and (iii) the ability of retail jewelers to set loose lab-created gemstones in jewelry with high quality workmanship.

         Because no market now exists for lab-created moissanite gemstones, it is difficult to predict the size of the market for the Company's products and its future growth rate, if any. In order to build inventory to meet anticipated future demand, the Company expects to place orders for SiC crystals in advance of actual demand for the Company's products. As a result, the Company may spend significant amounts of its capital to acquire additional SiC crystal growth systems or to purchase crystals at a time when there is not demand for the Company's products at a level to fund those expenditures.

         The market for the Company's lab-created gemstones may never develop or may develop at a slower pace than expected as a result of lack of acceptance of lab-created gemstones by retail jewelers or by consumers. If the market fails to develop or develops more slowly than expected, or if the Company's products do not achieve significant market acceptance, the Company's business, operating results and financial condition would be materially adversely affected. See "Business -- Products and Product Development" and " Business -- Distribution, Marketing and Sales."

Undeveloped Distribution Channels

         The Company currently plans to introduce its products in selected cities in the United States through retail jewelry chains and independent retail jewelry stores. While the Company anticipates that it will grant to selected retail jewelry stores or chains the right to be the exclusive distributor of lab-created moissanite gemstones in a limited geographic territory, the Company has not yet finalized the terms of its distribution arrangements and has not yet entered into distribution arrangements with any retailer or distributor. There can be no assurance that the Company will be able to enter into distribution agreements with retail jewelers or other distributors on terms acceptable to the Company or that such retail jewelers or other distributors will be successful in their efforts to market the Company's gemstones to consumers. The inability of the Company to enter into favorable arrangements with retail jewelers or other distributors or to achieve its desired distribution of its lab-created moissanite gemstones or the inability of the Company's distributors to successfully market moissanite gemstones to consumers would have a material adverse effect on the Company's business, operating results and financial condition. See "Business -- Distribution, Marketing and Sales."

Dependence on Intellectual Property

         The Company has been issued a patent for moissanite gemstones which provides the Company with broad, exclusive rights to manufacture, use and sell lab-created moissanite gemstones in the United States. The Company has applications pending in a number of foreign jurisdictions for this same patent. The Company believes that this patent creates substantial technological barriers to its potential competitors.

         The Company also has patent applications pending for certain methods of producing lab-created moissanite gemstones and has an application pending for its moissanite/diamond test instrument. There can be no assurance that any other patents will be granted or that any issued patent will have any commercial or competitive value.

         At the present time, the Company is also dependent on Cree's technology for the production of SiC crystals. Cree is exclusively licensed to use a patent concerning a process for growing large single crystals of SiC, has certain patents of its own relating to growth of large single crystals of SiC and has a patent for a process for growing colorless SiC.

         There can be no assurance that any patents issued to or licensed by or to the Company or Cree will provide any significant commercial protection to the Company or Cree, that the Company or Cree will have sufficient resources to prosecute its respective patents or that any patents will be upheld by a court should the Company, Cree or Cree's licensor seek to enforce their respective rights against an infringer.

         The existence of valid patents does not prevent other companies from independently developing competing technologies. Existing producers of SiC or others may refine existing processes for growing SiC crystals or develop new technologies for growing large single crystals of SiC or colorless SiC crystals in a manner that does not infringe patents owned or licensed by or to the Company or Cree. In addition, existing producers of SiC, existing producers of other diamond simulants or other parties may develop new technologies for producing lab-created moissanite gemstones in a manner that does not infringe patents owned or licensed by or to the Company or Cree.

         As a result of the foregoing factors, existing and potential competitors may be able to develop products that are competitive with or superior to the Company's products, and such competition could have a material adverse effect on the Company's business, operating results and financial condition. See "Business -- Competition."

Dependence on Third Parties

         In addition to its current dependence on Cree and on third party distribution channels, the Company's prospects depend upon its ability to identify, reach agreements with and work successfully with other third parties. In particular, the Company expects to rely on third parties to facet its lab-created gemstones. Faceting lab-created moissanite gemstones requires different techniques than faceting diamond and other gemstones. There can be no assurance that the Company can enter into contracts with faceting vendors on terms satisfactory to the Company or that faceting vendors will be able to provide faceting services in the quality and quantities required by the Company. In addition, the Company relies on third parties to manufacture components for and assemble its moissanite/diamond test instrument. There can be no assurance that the Company will be successful in maintaining its relationships with these component manufacturers and assemblers or that the Company will be able to find suitable replacements if the Company is unable to maintain such relationships. Failure by the Company to achieve any of the above would have a material adverse effect on the Company's business, operating results and financial condition. See "Business -- Manufacturing."

Competition

         Competition in the market for gemstones is intense. The Company's lab-created moissanite gemstones will face competition from established producers and sellers of diamonds, synthetic gemstones and may compete with diamond simulants such as synthetic cubic zirconia. In addition, other companies could seek to introduce synthetic diamonds or other competing products. Although the Company's patent provides it with the exclusive right to manufacture, use and sell lab-created moissanite gemstones, other companies could challenge the patent or compete against the Company with infringing products until the Company could obtain judicial enforcement of its patent rights. The Company believes that the more successful it is in creating market acceptance for colorless lab-created moissanite gemstones, the more competition can be expected to increase. Increased competition could result in a decrease in the price charged by the Company for its products or a reduction in the demand for the Company's products, which would have a material adverse effect on the Company's business, operating results and financial condition.

         The Company's proprietary moissanite/diamond test instrument also faces competition from other test devices. During the first quarter of 1998, three competitors have introduced, or announced plans to introduce, moissanite/diamond test devices. The Company believes that a successful commercialization of lab-created moissanite gemstones would result in additional competition. In addition, gemologists trained in the physical properties of moissanite gemstones may develop less expensive methods of distinguishing moissanite gemstones from diamond. Increased competition or the introduction of less expensive methods of distinguishing moissanite gemstones from diamond could reduce the price charged by the Company for its moissanite/diamond test instrument or cause a reduction in the Company's sales which could have a material adverse effect on the Company's business, operating results and financial condition.

         The Company's current and potential competitors have significantly greater financial, technical, manufacturing and marketing resources and greater access to distribution channels than the Company. There can be no assurance that the Company will be able to compete successfully with its existing or potential competitors. See "Business -- Competition."

International Operations

         The Company intends to target certain international markets for its products. In addition, it expects to use certain companies based outside the United States to facet its lab-created moissanite gemstone products. Due to the Company's reliance on development of foreign markets and use of foreign vendors, the Company is subject to the risks of conducting business outside of the United States. These risks include unexpected changes in, or impositions of, legislative or regulatory requirements, delays resulting from difficulty in obtaining export licenses, tariffs and other trade barriers and restrictions and the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. The Company is also subject to general geopolitical risks in connection with its international operations, such as political, social and economic instability, potential hostilities and changes in diplomatic and trade or business relationships. There can be no assurance that such factors will not adversely affect the Company's operations in the future or require the Company to modify its anticipated business practices.

Governmental Regulation

         The Company is subject to governmental regulations in the manufacture and sale of lab-created moissanite gemstones and the moissanite/diamond test instrument. In particular, the FTC has the power to restrict the offer and sale of products that could deceive or have the tendency or effect of misleading or deceiving purchasers or prospective purchasers with regard to the type, kind, quality, character, origin or other characteristics of a diamond. The Company may be under close scrutiny both by governmental agencies and by competitors in the gemstone industry, any of which may challenge the Company's promotion and marketing of its gemstone products. If the Company's production or marketing of its lab-created gemstones is challenged by governmental agencies or competitors, or if regulations are issued that restrict the ability of the Company to produce and market its products, the Company's business, operating results and financial condition could be materially adversely affected. See "Business -- Government Regulation."

Imitation Moissanite

         If the Company's products achieve market acceptance, it is possible that low-quality gemstones or synthetics could be marketed as lab-created moissanite. The sale of low-quality products as lab-created moissanite could damage the perception of lab-created moissanite gemstones as a unique gemstone that compares favorably to diamond, damage the Company's reputation among retail jewelers and consumers and result in a loss of consumer confidence in the Company's products. The introduction of low-quality imitation moissanite gemstones and the inability of the Company to limit the adverse effects thereof could have a material adverse effect on the Company's business, operating results and financial condition.

Management of Rapid Growth

         The Company has recently experienced a period of rapid and significant growth and expects such growth to continue in the future with the commercialization of moissanite gemstones. Periods of rapid growth place a significant strain on the Company's resources. The Company's ability to manage its growth effectively will require it to implement and improve operational and financial systems and to expand, train and manage its employee base. The Company also will be required to manage multiple relationships with various suppliers, customers and other third parties. The Company's future operating results will also depend on its ability to expand its sales and marketing, research and development and administrative support organizations. The Company's executive officers have no significant experience in managing rapidly growing businesses. If the Company is unable to manage growth effectively, the Company's business, financial condition and results of operations would be materially adversely affected.

Dependence upon Key Personnel; Need for Additional Personnel

         The Company's success depends in part upon retaining the services of certain executive officers and other key employees. The Company has entered into employment agreements with the Company's President, Chief Financial Officer, Director of Technology, Director of Manufacturing and Director of Sales. While the Company maintains "key man" life insurance policies on its President and Chief Financial Officer, each policy provides coverage of only $1 million per individual. The loss of the services of the Company's executive officers or other key employees could have a material adverse effect on the Company's business, operating results and financial condition.

         Because of the Company's early stage of development, the Company is also dependent on its ability to recruit, retain and motivate personnel with technical, manufacturing and gemological skills. There are a limited number of personnel with these qualifications and competition for such personnel is intense. The inability of the Company to attract and retain additional qualified personnel would materially adversely affect the Company's business, operating results and financial condition.

Operating Losses

         The Company had net losses of $27,187 for the period from June 28, 1995 (inception) to December 31, 1995, $382,608 for the year ended December 31, 1996 and $4,920,159 for the year ended December 31, 1997. The Company expects to incur substantial additional costs to complete the development of its products and to market and distribute such products. The Company expects to incur losses through at least 1998, and there can be no assurance that the Company will ever achieve profitability or, if achieved, that such profitability will be sustained. See "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Potential for Fluctuations in Quarterly Results

         Because the Company has no operating history, management has very little data upon which to estimate operating revenues and expenses. The Company's revenues will be affected by many factors, including those discussed in "Business Risks." At the same time, the Company's expenses will be growing to support anticipated rapid expansion. The Company will likely experience substantial quarterly fluctuations in its operating results. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. Moreover, it is likely that in some future quarters the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Common Stock would likely be materially adversely affected.

Volatility of Stock Price

         Since its initial public offering, the trading price of the Common Stock has experienced significant volatility and substantial and sudden fluctuations. The trading price of the Common Stock may continue to be subject to wide fluctuations in response to quarterly variations in operating results, changes in financial estimates by securities analysts, announcements of technological innovations or new products by the Company or its competitors, or other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market prices for many technology and small capitalization companies. These broad market fluctuations may materially and adversely affect the market price of the Common Stock.

Anti-Takeover and Certain Other Provisions

Articles of Incorporation and Bylaws

         A number of provisions of the Company's articles of incorporation and bylaws deal with matters of corporate governance and the rights of shareholders. Certain of these provisions may be deemed to have an anti-takeover effect and may delay or prevent takeover attempts not first approved by the Board of Directors (including takeovers that certain shareholders may deem to be in their best interests). These provisions also could delay or frustrate the removal of incumbent directors or the assumption of control by shareholders. The Company believes that these provisions are appropriate to protect the interests of the Company and all of its shareholders.

Exclusive Supply Agreement

         Under the terms of the Exclusive Supply Agreement, the Company is prohibited from entering into an exclusive marketing or distribution agreement with DeBeers or its affiliates or the Central Selling Organization (the international cartel of diamond producers) or any party whose primary business is the development, manufacture, marketing or sale of diamond gemstones or any non-gemstone and non-jewelry industry competitor of Cree (collectively, the "Prohibited Parties"). The agreement also prohibits the Company from entering into certain merger, acquisition, sale of assets or similar transactions with a Prohibited Party. These provisions of the Exclusive Supply Agreement could limit the price that third parties might be willing to pay in the future for some or all of the shares of the Company's Common Stock. In addition, this agreement could prevent the Company from entering into certain potentially profitable transactions with Prohibited Parties.

Item 2. PROPERTIES.

         The Company leases approximately 12,700 square feet of mixed use space (general office, light manufacturing and laboratory) in the Research Triangle Park area of North Carolina from an unaffiliated third party. This space houses the Company's executive offices, sales offices and research and development facilities. The Company believes that comparable mixed use space could be obtained from other parties on terms substantially the same as the Company's current lease. This space is considered by management to be sufficient for the Company's foreseeable needs over the next 12 months. From February 1997 through January 1998, the Company leased approximately 3,000 square feet of mixed use space from a subsidiary of Cree. This space previously housed the Company's offices and research and development facilities.

Item 3. LEGAL PROCEEDINGS.

         The Company is not a party to any material legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         A Special Substitute Annual Meeting of the Shareholders of the Company (the "Special Meeting") was held on October 27, 1997. The Special Meeting was held to elect a slate of directors to serve until the next annual meeting of the Company, to authorize an increase in the number of shares of Common Stock issuable under the 1996 Stock Option Plan of C3, Inc. (the "1996 Plan"), to adopt the 1997 Omnibus Stock Plan of C3, Inc. (the "1997 Plan") and to approve and adopt the Company's Amended and Restated Articles of Incorporation. As of October 12, 1997, the record date of the Special Meeting, there were 2,261,101 shares of Common Stock, 105,000 shares of Series A Preferred Stock and 682,500 shares of Series B Preferred Stock outstanding and entitled to vote, of which 1,777,847 shares of Common Stock, 69,000 shares of Series A Preferred Stock and 501,667 shares of Series B Preferred Stock were present in person or by proxy.

         At the Special Meeting, Jeff N. Hunter, Kurt Nassau, Howard Rubin, Frederick A. Russ, Kurt Leutzinger, David B. Stewart and Ollin B. Sykes were elected as directors of the Company to serve until the next annual meeting of the shareholders of the Company. All of the shares present in person or by proxy voted for the election of Messrs. Hunter, Nassau, Rubin, Russ, Stewart and Sykes and no shares abstained or voted against the election of these directors. All of the shares of Series A Preferred Stock and Series B Preferred Stock and 1,756,547 shares of Common Stock voted for the election of Mr. Leutzinger, 21,300 shares of Common Stock voted against the election of Mr. Leutzinger and no shares abstained.


         The shareholders of the Company authorized an increase in the number of shares of Common Stock issuable under the 1996 Plan from 120,000 to 777,450. All of the shares of Series A Preferred Stock and Series B Preferred Stock and 1,772,522 shares of Common Stock voted in favor of the increase, 5,325 shares of Common Stock voted against the increase and no shares abstained.

         The shareholders of the Company also adopted the 1997 Plan which provides for the grant of stock options, stock appreciation rights and restricted awards to selected employees, directors and consultants of the Company. The maximum number of shares of Common Stock that may be delivered under the 1997 Plan is initially 477,979, subject to increase as provided in the 1997 Plan. All of the shares of Series A Preferred Stock and Series B Preferred stock and 1,772,522 shares of Common Stock voted in favor of adopting the 1997 Plan, 5,325 shares of Common Stock voted against adopting the 1997 Plan and no shares abstained.

         In addition, the shareholders of the Company voted to approve and adopt the Amended and Restated Articles of Incorporation of the Company. The Amended and Restated Articles of Incorporation provide for (i) an increase in the number of shares of capital stock that the Company is authorized to issue from 15 million to 60 million, of which 50 million are Common Stock and 10 million are Preferred Stock, (ii) the automatic conversion of the Series A Preferred Stock and Series B Preferred Stock into Common Stock on the consummation of the Company's initial public offering or any other public offering having net proceeds to the Company of $12 million or more and (iii) procedures governing any proposed business combination involving the Company and any individual or group that owns ten percent or more of the Company's voting securities. All of the shares of Series A Preferred Stock and Series B Preferred Stock and 1,772,522 shares of Common Stock voted in favor of approving and adopting the Amended and Restated Articles of Incorporation, 5,325 shares of Common Stock voted against approving and adopting the Amended and Restated Articles of Incorporation and no shares abstained.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

Name                    Age     Position with the Company
----                    ---     -------------------------
Jeff N. Hunter          41      President and Chairman of the Board
Mark W. Hahn            35      Chief Financial Officer, Treasurer and Secretary
Thomas G. Coleman       38      Director of Technology

         JEFF N. HUNTER, one of the founders of the Company, has served as the Company's President and Chairman of the Board since June 1996 and as a director since the Company's inception in June 1995. Mr. Hunter served as Treasurer and Secretary of the Company from June 1995 to June 1996. From July 1980 to May 1996, he was employed in various capacities with North

Carolina State University, including as Director of Business, Finance and Research Administration for the College of Engineering. Mr. Hunter received his Master of Science degree in management science from North Carolina State University.

         MARK W. HAHN has served as the Chief Financial Officer of the Company since October 1996 and as Treasurer and Secretary since August 1997. From January 1984 to October 1996, Mr. Hahn was employed with Ernst & Young LLP, including as Senior Manager in the Entrepreneurial Services Group. He earned his Bachelor of Business Administration degree with concentrations in accounting and finance from the University of Wisconsin in Milwaukee and is a Certified Public Accountant.

         THOMAS G. COLEMAN has served as Director of Technology of the Company since March 1997. From August 1996 to March 1997, Mr. Coleman provided technical consulting services to the Company. Mr. Coleman co-founded Cree and was employed by Cree as a senior process development engineer from December 1987 to July 1995. He earned an electronic technology degree from Patterson Technical College.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

         The Company's Common Stock is traded on the Nasdaq National Market under the symbol "CTHR." The following table presents the high and low sales prices of the Company's Common Stock for the period indicated during 1997, as reported by the Nasdaq National Market. The Company completed its initial public offering in the fourth quarter of 1997 at a price of $15.00 per share. As of March 13, 1998, there were 184 shareholders of record of the Common Stock.

                                                     Sales Price Per Share
                                                     ---------------------
                                                     High             Low
         November 14, 1997 to December 31, 1997      $15 5/8          $11


         The Company has never paid dividends on its capital stock. The Company intends to retain earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

Use of Proceeds

         On November 14, 1997, the Securities and Exchange Commission declared the Company's Registration Statement on Form S-1 (File No. 333-36809) to be effective. The Registration

Statement provided for the registration of (i) 3,450,000 shares of the Company's Common Stock, which included 450,000 shares of Common Stock which the several underwriters had the option of purchasing solely to cover over-allotments, at an aggregate maximum offering price of $51,750,000, (ii) a warrant (the "Representative's Warrant") to purchase 300,000 shares of Common Stock at an aggregate maximum offering price of $30, which was issued to Paulson Investment Company, Inc., the managing underwriter of the offering (the "Representative"), and (iii) 300,000 shares of Common Stock issuable upon the exercise of the Representative's Warrant at an aggregate maximum offering price of $5,400,000. All of the securities registered on the Registration Statement were for the account of the Company.

         The Company commenced the initial public offering of 3,000,000 shares of its Common Stock at a price of $15 per share on November 14, 1997. The Company completed the sale of these 3,000,000 shares on the same day for aggregate sales proceeds of $45,000,000, prior to expenses, and issued the Representative's Warrant to the Representative for an aggregate consideration of $30. The net proceeds of the offering to the Company were $41,072,982 after deduction of offering expenses of $3,927,018 which consisted of an underwriters' discount of 6.1% or $2,745,000, a non-accountable underwriters' expense allowance of $450,000, $15,000 in other underwriting expenses and reimbursements and an additional $717,018 in other expenses associated with the offering. No underwriting commissions or offering expenses were paid to officers, directors or affiliates of the Company or owners of ten percent or more of the Company's outstanding Common Stock or any of their respective associates.

         As of December 31, 1997, the Company had invested approximately $39,836,000 of the net proceeds of the offering in money market accounts, debt instruments having an original maturity of three months or less and other highly liquid investments. Approximately $790,000 of the proceeds have been devoted to research and development. The Company also used approximately $210,000 to acquire an inventory of its moissanite/diamond test instruments for sale in the first quarter of 1998. The Company also expended approximately $187,000 to conduct market research, interview potential distributors of its products and market its moissanite/diamond test instrument. In addition, the Company made a $50,000 down payment on certain computerized slicing and dicing equipment to be used in manufacturing its moissanite gemstones. None of the proceeds of the offering were paid to officers, directors or affiliates of the Company or owners of ten percent or more of the Company's outstanding Common Stock or any of their respective associates.

Recent Sales of Unregistered Securities

         In June 1995, the Company granted Cree an option to purchase one percent of the outstanding Common Stock of the Company for an aggregate consideration of $500. The Company retained the right to waive the payment of the consideration and issue the Common Stock at any time during the option period. On January 2, 1997, the Company issued 24,601 shares of Common Stock to Cree in accordance with the terms of this option. Such shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

         Between January 9, 1997 and March 17, 1997, the Company issued an aggregate of 682,500 shares of 1997 Series B Preferred Stock to certain individual and institutional investors in exchange for an aggregate consideration of $5,016,375 in reliance on the exemption from registration provided by Rule 506 under the Securities Act. When issued, each share of 1997 Series B Preferred Stock was convertible into one share of Common Stock, subject to adjustment for subsequent stock splits and certain other events.

         Between March 1, 1997 and August 18, 1997, the Company issued options covering 461,571 shares of Common Stock to certain employees, directors and consultants of the Company pursuant to the 1996 Stock Option Plan of C3, Inc. and in consideration of services rendered and to be rendered to the Company. The options have exercise prices between approximately $3.45 per share and approximately $7.62 per share. The Company granted the options in reliance on the exemptions from registration provided by Section 4(2) and Rule 701 under the Securities Act.

         In September 1997, the Company issued options covering 310,000 shares of Common Stock to certain employees, directors and consultants of the Company pursuant to the 1997 Omnibus Plan and in consideration of services rendered and to be rendered to the Company. The options have an exercise price of $15, the offering price of a share of Common Stock in the Company's initial public offering. The Company granted these options in reliance on the exemptions from registration provided by Section 4(2) and Rule 701 under the Securities Act.

         On November 14, 1997, the Company issued 1,677,375 shares of Common Stock upon the automatic conversion of 105,000 shares of 1996 Series A Preferred Stock and 682,500 shares of 1997 Series B Preferred Stock. These shares were issued in reliance on the exemption provided by Section 3(a)(9) of the Securities Act and reflected a 2.13-for-1 split of the Common Stock effected on September 25, 1997.

         On December 10, 1997, the Company issued options covering 167,000 shares of Common Stock to certain employees, directors and consultants of the Company pursuant to the 1997 Omnibus Plan and in consideration of services rendered and to be rendered to the Company. The options have an exercise price of $13 7/8, the closing price of a share of Common Stock on the date on which such options were issued. The Company granted these options in reliance on the exemptions from registration provided by Section 4(2) and Rule 701 under the Securities Act.


Item 6.  SELECTED FINANCIAL DATA.

         The following selected statement of operations data for the period from inception through December 31, 1995 and for the years ended December 31, 1996 and 1997 and the selected balance sheet data at December 31, 1995, 1996 and 1997 have been derived from, and are qualified by reference to, the Company's financial statements included elsewhere in this report, which have been audited by Deloitte & Touche LLP, independent auditors. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial

Condition and Results of Operations" and the Financial Statements and Notes thereto included elsewhere in this report.

                                    C3, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                                                                                                  CUMULATIVE
                                          PERIOD FROM                                               FOR THE
                                           INCEPTION                                                 PERIOD
                                        (JUNE 28, 1995)                                          JUNE 28, 1995
                                               TO             YEAR ENDED        YEAR ENDED             TO
                                          DECEMBER 31,       DECEMBER 31,      DECEMBER 31,       DECEMBER 31,
                                              1995               1996              1997               1997
                                          ------------       ------------      ------------       ------------
STATEMENT OF OPERATIONS
DATA:
Revenues ...........................                --                --                 --                 --
Operating Expenses:
   Marketing and sales .............       $    10,313       $    47,019        $   535,329        $   592,661
   General and administrative (1) ..            10,024           131,097          2,718,744          2,859,865
   Research and development ........             6,052           236,047          2,111,062          2,353,161
   Depreciation and amortization ...               798             3,618             26,154             30,570
                                           -----------       -----------        -----------        -----------
Operating Loss .....................            27,187           417,781          5,391,289          5,836,357
Interest income, net ...............                --           (35,173)          (471,130)          (506,303)
                                           -----------       -----------        -----------        -----------
Net Loss ...........................       $    27,187       $   382,608        $ 4,920,159        $ 5,329,954
Basic and diluted net loss per share       $       .02       $       .19        $      1.73        $      2.32
                                           ===========       ===========        ===========        ===========
Shares used in computing basic and
diluted net loss per share (2) .....         1,704,000         2,036,813          2,845,773          2,293,834


                                                                                DECEMBER 31
                                                                                -----------
                                                                 1995              1996               1997
                                                                 ----              ----               ----
BALANCE SHEET DATA:
Cash and equivalents......................................   $     9,109       $  1,167,458        $43,980,385
Working capital...........................................         8,355          1,161,603         43,687,405
Total assets..............................................        32,913          1,226,134         44,873,089
Shareholders' equity......................................        22,813          1,213,279         44,046,281


(1) For the year ended December 31, 1997, includes $66,000 of compensation expense related to the January 2, 1997 issuance of Common Stock to Cree pursuant to a stock option agreement and $1,632,504 of compensation expense related to the issuance of other stock options. See Note 5 of Notes to Financial Statements.

(2) The calculation of shares for all periods reflects a 2.13-for-1 common stock split effected in September 1997. The calculation also gives effect to the automatic conversion of the Series A Preferred Stock and Series B Preferred Stock into 2.13 shares of Common Stock for each share of Preferred Stock effective upon completion of the Company's initial public offering. See Notes 2, 3 and 4 of Notes to Financial Statements.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Overview

         Since its organization in June 1995, the Company has devoted its resources to funding research and development of colorless lab-created moissanite gemstones, market research, qualifying potential retail jewelers and other potential customers for distribution arrangements and assembling a management team. As a development stage company, the Company is subject to all the risks inherent in establishing a new business, including the risk that full-scale operations may not occur.

         The Company did not produce sales revenues in 1997 and does not anticipate having significant product sales in the first half of 1998. The Company has been unprofitable since inception and anticipates that it will continue to incur increasingly significant expenses as it transitions from the development stage to full-scale production. Historic spending levels are not indicative of anticipated future spending levels because the Company is entering a period in which it will rapidly increase spending to refine its lab-created moissanite gemstone products, exploit its technology, introduce its products into the market, establish distribution channels, expand manufacturing capacity, optimize SiC crystal yields and market its moissanite/diamond test instrument. For these reasons, the Company expects to continue operating at a loss through at least the first half of 1998. Moreover, there can be no assurance that the Company will ever achieve profitability or if profitability is achieved, that such profitability can be sustained. See "Business Risks -- Lack of Operating History; Development Stage Company."

Results of Operations

         Year ended December 31, 1997 compared with Year ended December 31, 1996. Research and development expenses for the year ended December 31, 1997 increased by $1,875,015 over research and development expenses for the year ended December 31, 1996. The increase was attributable to expanded colorless SiC crystal development efforts at Cree, internal development of prototype gemstone pre-forming and faceting operations, qualifying of vendors for production and development of production-quality prototypes of the moissanite/diamond test instrument.

         Marketing and sales expenses for the year ended December 31, 1997 increased by $488,310 over expenses for the year ended December 31, 1996. The increase was due to the compensation expense of additional sales staff hired since the prior period, increased market research expenditures and the development of preliminary advertising and marketing materials. Prior to May 1, 1996, the Company had no paid employees.

         General and administrative expenses for the year ended December 31, 1997 increased by $2,587,647 over general and administrative expenses for the year ended December 31, 1996. Of this increase, approximately $1,600,000 represented compensation expense related to the issuance of stock options to employees and directors of the Company and an additional $66,000 represented compensation expense related to the exercise of Cree's option to acquire 24,601 shares of Common Stock on January 2, 1997. The balance of the increase was primarily attributable to the compensation expense of additional staff hired since the prior period and occupancy expenses. The Company had no paid employees before May 1, 1996. Prior to February 4, 1997, the Company conducted its operations from the home of two of its founders and did not incur any lease or rent expenses during that time.

         Interest income for the year ended December 31, 1997 increased by $435,957 over interest income for the year ended December 31, 1996. The increase generally reflected interest earned on cash and cash equivalents, consisting primarily of U.S. Treasury Bills and U.S. Treasury money market funds acquired by investing the proceeds from the Company's initial public offering of Common Stock in November 1997 and its Series B Preferred Stock offering in January, February and March 1997.

         Year ended December 31, 1996 compared with Seven-Month Period ended December 31, 1995. Research and development expenses for the year ended December 31, 1996 increased $229,995 over research and development expenses for the seven-month period ended December 31, 1995. The increased expenses reflected the commencement of the Company's external development of colorless SiC crystals through Cree and increased activity in the development of prototype lab-created gemstones and a prototype moissanite/diamond test instrument.

         Marketing and sales expenses for the year ended December 31, 1996 increased by $36,706 over similar expenses for the seven-month period ended December 31, 1995. The increase was primarily due to the compensation expense of additional sales and marketing staff hired since the prior period. The Company had no paid employees before May 1, 1996.

         General and administrative expenses for the year ended December 31, 1996 increased by $121,073 over general and administrative expenses for the seven-month period ended December 31, 1995. The increases were primarily due to the compensation expense of additional staff hired since the prior period and occupancy expenses. The Company had no paid employees before May 1, 1996. Prior to February 4, 1997, the Company's operations were conducted from the home of two of its founders; consequently, the Company did not incur any lease or rent expenses prior to that time.

         Interest income was $35,173 for the year ended December 31, 1996. The Company had no interest income in the seven-month period ended December 31, 1995. The interest was earned on cash and cash equivalents, consisting primarily of U.S. Treasury Bills and U.S. Treasury money market funds acquired by investing the proceeds from the Company's sale of Common Stock in May 1996 and the Company's Series A Preferred Stock offering in August 1996.

Liquidity and Capital Resources

         The Company has financed its operations since inception primarily through the net proceeds of its initial public offering of Common Stock in November 1997 and, prior to such offering, through private equity sales. Net proceeds from the Company's initial public offering were $41,072,982 and net proceeds of the Company's private sale of Series B Preferred Stock was $4,981,375. In 1997 the Company used $2,908,076 to fund operations and $333,354 to fund capital expenditures and patent expenses. At December 31, 1997, the Company had $43,980,385 of cash and cash equivalents and $43,687,405 of working capital.

         The Company has ordered a quantity of crystals that requires the use of all of the crystal growth systems that Cree is required to provide at its expense under the Exclusive Supply Agreement and the Company is obligated to purchase the output of these growth systems through various dates in the third quarter of 1998. The Company is continuing to evaluate Cree's progress under the Development Agreement and Supplemental Agreement and the color and size of SiC crystals currently being produced by Cree in assessing its plans for larger orders which will require the acquisition of additional crystal growth systems. Under the terms of the Exclusive Supply Agreement, Cree has the option of building the growth systems at its own cost or requiring the Company to purchase the growth systems from Cree. The Company also intends to purchase certain automated and computerized equipment to slice and dice lab-grown SiC crystals into preforms. The Company plans to engage in substantial marketing activities to support the introduction of lab-created moissanite gemstones. Such activities may include advertising campaigns, cooperative advertising with retail jewelers and distributors, point-of-purchase displays, educational materials and individualized jeweler training.

         The Company has no committed external sources of capital. Based on its current operating plan, the Company anticipates that its existing capital resources will be adequate to satisfy its capital requirements for at least the remainder of 1998. There may be circumstances, however, particularly a delay in the introduction of the Company's proposed products or lower than anticipated sales, that might accelerate the use of the Company's existing capital resources. In those circumstances, the Company may be required to raise substantial additional funds in the future, through public or private sources or other relationships. No assurance can be given that additional financing will be available, or if available, that it will be available on terms acceptable to the Company.

Net Operating Loss Carryforward

         As of December 31, 1997 the Company had a net operating loss ("NOL") carryforward of approximately $3,373,000, which expires in 2012. In accordance with Section 382 of the Internal Revenue Code of 1986, as amended, a change in equity ownership of greater than 50% of the Company within a three-year period results in an annual limitation on the Company's ability to utilize its NOL carryforwards that were created during tax periods prior to the change in ownership. As a result of the Company's private equity offerings to date and certain shareholder transactions, the utilization of the Company's NOL carryforwards has become limited.

Newly Issued Accounting Pronouncement

         In June 1997, Statement of Financial Accounting Standards No. 130 ("FAS 130") Comprehensive Income, was issued. This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. FAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods is required. However, this Statement does not currently apply to the Company since it has no items of other comprehensive income in any period presented.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not Required.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The report of independent auditors and financial statements of the Company are set forth below:

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of C3, Inc.
Research Triangle Park, North Carolina

         We have audited the accompanying balance sheets of C3, Inc. (a development stage company) as of December 31, 1997 and 1996, and the related statements of operations, shareholders' equity, and cash flows for the years ended December 31, 1997 and 1996, the seven-month period ended December 31, 1995, and the period from June 28, 1995 (date of inception) to December 31, 1997.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996 and the results of its operations, and its cash flows for the years ended December 31, 1997 and 1996, the seven-month period ended December 31, 1995, and the period from June 28, 1995 (date of inception) to December 31, 1997 in conformity with generally accepted accounting principles.

         As discussed in note 2 to the financial statements, the Company changed its method of computing earnings per share effective January 1, 1997 in accordance with Statement of Financial Accounting Standards No. 128.

Deloitte & Touche LLP

Raleigh, North Carolina
February 26, 1998

                                    C3, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                                 BALANCE SHEETS

                                                                                          1997                1996
                                                                                          ----                ----
ASSETS:
CURRENT ASSETS:
         Cash and equivalents ................................................       $ 43,980,385        $  1,167,458
         Interest receivable .................................................            177,654
         Inventory ...........................................................            278,602
         Prepaid expenses and other assets ...................................             77,572               7,000
                                                                                     --------------------------------
                  Total current assets .......................................         44,514,213           1,174,458
EQUIPMENT, net of accumulated depreciation of $21,720 and $2,352 at
December 31, 1997 and 1996, respectively .....................................            214,990              14,081
PATENT AND LICENSE RIGHTS, net of accumulated amortization of
$7,950 and $2,064 at December 31, 1997 and 1996, respectively ................            143,886              37,595
                                                                                     --------------------------------
                  TOTAL ASSETS ...............................................       $ 44,873,089        $  1,226,134
                                                                                     ================================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

         Accounts Payable:
                  Cree Research, Inc. (Note 7) ...............................       $    567,110
                  Other ......................................................            237,186        $     12,855
         Deferred revenue ....................................................             22,512
                                                                                     --------------------------------
                  Total current liabilities ..................................            826,808              12,855
                                                                                     --------------------------------
COMMITMENTS (Note 7)

SHAREHOLDERS' EQUITY (Notes 3, 4, and 5):

1996 Series A preferred stock, no par value; 105,000 shares authorized,
issued and outstanding at December 31, 1996...................................                                593,271
Common stock, no par value; 10 million shares authorized; 6,938,476 shares and
2,236,500 shares, issued and outstanding at December 31, 1997
and 1996, respectively .......................................................         47,743,431           1,029,803
Additional paid-in capital -- stock options ..................................          1,632,804
Deficit accumulated during the development stage .............................         (5,329,954)           (409,795)
                                                                                     --------------------------------
                  Total shareholders' equity .................................         44,046,281           1,213,279
                                                                                     --------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...................................       $ 44,873,089        $  1,226,134
                                                                                     ================================


                       See notes to financial statements.

                                    C3, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                            STATEMENTS OF OPERATIONS

                                                                                                         CUMULATIVE FOR THE
                                                                                          SEVEN-MONTH   PERIOD JUNE 28, 1995
                                                     YEAR ENDED         YEAR ENDED        PERIOD ENDED          TO
                                                     DECEMBER 31,      DECEMBER 31,       DECEMBER 31,      DECEMBER 31,
                                                        1997               1996               1995             1997
                                                    -------------------------------------------------------------------
OPERATING EXPENSES:
  Marketing & sales .........................       $   535,329        $    47,019        $    10,313       $   592,661

  General & administrative ..................         2,718,744            131,097             10,024         2,859,865

  Research & development ....................         2,111,062            236,047              6,052         2,353,161

  Depreciation & amortization ...............            26,154              3,618                798            30,570
                                                    -------------------------------------------------------------------

OPERATING LOSS ..............................         5,391,289            417,781             27,187         5,836,257

INTEREST INCOME, net ........................          (471,130)           (35,173)                --          (506,303)
                                                    -------------------------------------------------------------------
NET LOSS ....................................       $ 4,920,159        $   382,608        $    27,187       $ 5,329,954
                                                    ===================================================================
Basic and diluted net loss per share (Note 2)       $      1.73        $      0.19        $      0.02              2.32
                                                    ===================================================================
Weighted-average common shares, basic and
diluted (Note 2) ............................         2,845,773          2,036,813          1,704,000         2,293,834
                                                    ===================================================================


                       See notes to financial statements.

                                    C3, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                       STATEMENTS OF SHAREHOLDERS' EQUITY



                                  1996                  1997
                                SERIES A              SERIES B
                             PREFERRED STOCK       PREFERRED STOCK          COMMON STOCK                   ADDITIONAL    DEFICIT
                         ---------------------- ---------------------  ---------------------                PAID-IN    ACCUMULATED
                           NUMBER                 NUMBER                 NUMBER                 CAPITAL    DURING THE     TOTAL
                             OF                     OF                     OF                    STOCK     DEVELOPMENT SHAREHOLDERS'
                           SHARES      AMOUNT     SHARES    AMOUNT       SHARES     AMOUNT      OPTIONS       STAGE       EQUITY
                         ----------- ---------- --------- -----------  --------- ------------ ----------- ------------ -----------
BALANCE
JUNE 28, 1995 (date of
inception)
Issuance of common stock
to founders and
independent contractors
for cash and
consideration of
services to                                                                                                             $   50,000
be provided                                                            1,704,000    $  50,000
         Net Loss                                                                                            $(27,187)     (27,187)
                         ----------- ---------- --------- -----------  --------- ------------ ----------- ------------ -----------
BALANCE
DECEMBER 31,  1995                                                     1,704,000       50,000                 (27,187)      22,813
Issuance of common stock,
net of offering costs of
$20,197                                                                  532,500      979,803                              979,803
Issuance of 1996 Series A
preferred stock, net of
offering costs of $10,479
                             105,000   $593,271                                                                            593,271
         Net Loss                                                                                            (382,608)    (382,608)
                         ----------- ---------- --------- -----------  --------- ------------ ----------- ------------ -----------
BALANCE                      105,000    593,271                        2,236,500    1,029,803                (409,795)   1,213,279
DECEMBER 31, 1996
Exercise of stock option                                                  24,601       66,000                               66,000
Issuance of 1997 Series B
preferred stock, net of
offering costs of $34,999                         682,500  $4,981,375                                                    4,981,375
Compensation expense
related to stock options                                                                       $1,632,804                1,632,804
Proceeds from IPO, net of
offering costs of $3,927,018                                           3,000,000   41,072,982                           41,072,982
Conversion of preferred
stock to common stock       (105,000)  (593,271) (682,500) (4,981,375) 1,677,375    5,574,646
         Net Loss                                                                                          (4,920,159)  (4,920,159)
                         ----------- ---------- --------- -----------  --------- ------------ ----------- ------------ -----------
BALANCE
DECEMBER 31, 1997                                                      6,938,476  $47,743,431  $1,632,804 $(5,329,954) $44,046,281
                         =========== ========== ========= ===========  ========= ============ =========== ============ ===========

                       See notes to financial statements.

                                    C3, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                            STATEMENTS OF CASH FLOWS


                                                                                                                    CUMULATIVE FOR
                                                                                                 SEVEN-MONTH       THE PERIOD JUNE
                                                      YEAR ENDED            YEAR ENDED          PERIOD ENDED          28, 1995 TO
                                                  DECEMBER 31, 1997     DECEMBER 31, 1996     DECEMBER 31, 1995    DECEMBER 31, 1997
                                                  -----------------     -----------------     -----------------    -----------------
OPERATING ACTIVITIES:
Net loss ...................................         $ (4,920,159)         $   (382,608)         $    (27,187)         $ (5,329,954)

Adjustments:
Depreciation and amortization ..............               26,154                 3,618                   798                30,570
Compensation expense related to
exercise and issuance of
stock options ..............................            1,698,804                                                         1,698,804
Changes in assets and liabilities:
Interest  receivable .......................             (177,654)                                                         (117,654)
Inventory ..................................             (278,602)                                                         (278,602)
Prepaid expenses and other assets ..........              (70,572)                2,346                (9,346)              (77,572)
Accounts payable ...........................              791,441                12,855                                     804,296
Deferred revenue ...........................               22,512                                                            22,512
                                                     ------------------------------------------------------------------------------
Net cash used in operating activities ......           (2,908,076)             (363,789)              (35,735)           (3,307,600)
                                                     ------------------------------------------------------------------------------

INVESTING ACTIVITIES:
Purchase of equipment ......................             (221,177)              (10,331)               (6,102)             (237,610)
Patent costs ...............................             (112,177)              (30,505)               (9,154)             (151,836)
                                                     ------------------------------------------------------------------------------
Net cash used in investing activities ......             (333,354)              (40,836)              (15,256)             (389,446)
                                                     ------------------------------------------------------------------------------

FINANCING ACTIVITIES:
Proceeds from notes payable ................                                     53,000                10,100                63,100
Repayment of notes payable .................                                    (63,100)                                    (63,100)
Proceeds from common stock offerings, net of
costs ......................................           41,072,982               979,803                50,000            42,102,785
Proceeds from preferred stock offerings, net
of costs ...................................            4,981,375               593,271                                   5,574,646
                                                     ------------------------------------------------------------------------------
Net cash provided by financing activities ..           46,054,357             1,562,974                60,100            47,677,431
                                                     ------------------------------------------------------------------------------

INCREASE IN CASH AND
EQUIVALENTS ................................           42,812,927             1,158,349                 9,109            43,980,385
CASH AND EQUIVALENTS, BEGINNING
OF PERIOD ..................................            1,167,458                 9,109
                                                     ------------------------------------------------------------------------------
CASH AND EQUIVALENTS, END OF
PERIOD .....................................         $ 43,980,385          $  1,167,458          $      9,109          $ 43,980,385
                                                     ==============================================================================


                       See notes to financial statements.

                  C3, INC. (A COMPANY IN THE DEVELOPMENT STAGE)

NOTES TO FINANCIAL STATEMENTS - YEARS ENDED DECEMBER 31, 1997 AND 1996, SEVEN-MONTH PERIOD ENDED DECEMBER 31, 1995, AND PERIOD FROM JUNE 28, 1995 (DATE OF INCEPTION) TO DECEMBER 31, 1997.

1. ORGANIZATION AND BASIS OF PRESENTATION

         C3, Inc. ("C3" or the "Company"), was incorporated in North Carolina on June 28, 1995, and is engaged in the development and commercialization of silicon carbide ("moissanite") as a gemstone material. In addition to the development of lab-created moissanite gemstones (hereinafter referred to as "moissanite" or "moissanite gemstones"), the Company has developed and began selling, in 1998, a test instrument which distinguishes colorless moissanite gemstones from diamond.

         C3 is a development stage company which has devoted substantially all of its efforts to research and product development and did not, through December 31, 1997, generate any revenues, nor is there any assurance of significant future revenues. The ability of the Company to successfully develop, manufacture and market its proprietary products is dependent upon many factors. Further, during the period required to develop and market these products, the Company may require additional funds which may not be available to it. Accordingly, there can be no assurance of the Company's future success.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Cash and Equivalents -- The Company considers all money market accounts, debt instruments purchased with an original maturity of three months or less, and other highly liquid investments to be cash equivalents.

         Inventory -- Inventory is stated at the lower of cost or market, and is determined on a first-in, first-out basis. Inventory at December 31, 1997 consists primarily of moissanite/diamond test instruments and related parts.

         Equipment -- Equipment consists primarily of computer hardware and research and development equipment. Equipment is recorded at cost and depreciated on the straight-line method based on estimated useful lives of three to twelve years.

         Patents and License Rights -- The Company capitalizes costs associated with obtaining patents issued or pending for inventions and license rights related to the manufacture of moissanite gemstones and moissanite gemstone test instruments. Such costs are amortized over seventeen years.

         Income Taxes -- From the date of inception (June 28, 1995) to December 31, 1995, the Company was treated as a C Corporation for federal and state income tax purposes. Effective January 1, 1996, the Company elected to change its tax status from a C Corporation to an S

Corporation. On September 4, 1996, in connection with the closing of the 1996 Series A preferred stock offering, the Company's number of shareholders exceeded the maximum 35 shareholder limitation for S Corporations and, as a result, the Company's S Corporation status was automatically terminated. Losses of the Company for the period January 1, 1996 through September 4, 1996 (totaling $259,533) are included in the personal income tax returns of the common shareholders as of that date. The tax effect of losses for the year ended December 31, 1997, the period September 5, 1996 to December 31, 1996 (totaling $123,075) and the seven-month period ending December 31, 1995 are recorded under the provisions of Statement of Financial Accounting Standards No. 109 ("FAS 109"), Accounting for Income Taxes. Pro forma income tax benefit is not presented to reflect the impact of losses incurred by the Company during its S Corporation tax status since a valuation allowance would have been provided for any net operating losses incurred. Accordingly, no pro forma tax benefit would be recognized.


         Research and Development -- All research and development costs are expensed when incurred.

         Stock Compensation -- The Company's stock option plan is accounted for in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees. In January 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 ("FAS 123"), Accounting for Stock Based Compensation.

         Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Net Loss Per Share -- In 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("FAS 128"), Earnings Per Share. FAS 128 requires the presentation of both basic and diluted earnings per share, regardless of materiality unless per share amounts are equal. Earnings per share amounts for all periods presented have been restated to conform to the requirements of FAS 128. Basic loss per share computations are based on the weighted-average common shares outstanding. Diluted loss per share computations include the dilutive effect, if any, of stock options and warrants using the treasury stock method.

         Warrants to purchase 300,000 shares of common stock at $18 per share, options outstanding at December 31, 1997 to purchase 1,176,066 shares of common stock (exercise prices ranging from $1.88 - $15.00), and retroactive conversion of the Series A and Series B preferred stock into common shares as of the date of issuance were excluded from the computation of diluted loss per share because either the options' exercise price was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to loss per share.

         Newly Issued Accounting Pronouncements -- In June 1997, Statement of Financial Accounting Standards No. 130 ("FAS 130"), Comprehensive Income, was issued. This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. FAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods is required. However, this Statement does not currently apply to the Company since it has no items of other comprehensive income in any period presented.

3. COMMON STOCK

         On June 30, 1995, the Company issued (i) 1,465,440 shares of common stock, no par value, to a founder for an initial capital contribution of $50,000, (ii) 170,400 shares of common stock to other founders for consideration of future services to be provided to the Company and (iii) 68,160 shares of common stock to independent contractors for consideration of future services to be provided to the Company. On April 2, 1996 the Company declared an eight-for-one common stock split. On September 25, 1997, the Company effected a 2.13-for-1 stock split of its common stock. The effect of these stock splits are reflected as if they had occurred at the beginning of the earliest period presented.

         In May 1996, the Company issued 532,500 shares of common stock with net proceeds of approximately $979,800 (net of offering costs of $20,197).

         On November 14, 1997, the Company completed an initial public offering of 3,000,000 shares of its Common Stock with net proceeds of $41,072,982 (net of offering costs of $3,927,018).

4. PREFERRED STOCK

         The Company has authorized 10 million shares of preferred stock, no par value. The preferred stock may be issued from time to time in one or more series.

         1996 Series A Preferred Stock -- The Board designated 105,000 shares of its preferred stock as 1996 Series A preferred stock. In September 1996, the Company issued 105,000 shares of Series A preferred stock with net proceeds of approximately $593,000 (net of offering costs of $10,479). All of the 1996 Series A preferred stock was converted to common stock concurrent with the initial public offering at a ratio of 2.13 common shares for each share of preferred stock.

         1997 Series B Preferred Stock -- The Company designated 682,500 shares of its preferred stock as 1997 Series B preferred stock. On January 3, 1997, the Company offered a maximum of 195 units ("Units"), each consisting of 3,500 shares of its 1997 Series B preferred stock, no par value per share, at a price of $25,725 per Unit or $7.35 per share. The preferred stock may be purchased only by investors meeting the suitability standards prescribed by the Company. Effective March 7, 1997, the Company completed the offering of 682,500 shares of its 1997 Series B preferred stock with net proceeds of approximately $5 million. All of the 1997 Series

B preferred stock was converted to common stock concurrent with the initial public offering at a ratio of 2.13 common shares for each share of preferred stock.


5. STOCK OPTION PLANS

         In 1996, the Company adopted the 1996 Stock Option Plan of C3, Inc. ("1996 Option Plan") under which options to acquire 777,450 common shares, reduced by the number of options granted outside the 1996 Option Plan, may be granted to key employees, directors and independent consultants. Under the 1996 Option Plan, both incentive and nonqualified options may be granted under terms and conditions established by the board of directors. The exercise price for incentive options will be the fair market value of the related common stock on the date the option is granted. Options granted under the 1996 Option Plan generally vest equally over a three-year period and have terms of 10 years. The company currently has no plans to award additional options under the 1996 Option Plan.

         In September 1997, the Company adopted the 1997 Omnibus Stock Plan of C3, Inc. (the "1997 Omnibus Plan"). The 1997 Omnibus Plan authorizes the Company to grant stock options, stock appreciation rights and restricted awards (collectively, "awards") to selected employees, independent contractors and directors of the Company and related corporations in order to promote a closer identification of their interests with those of the Company and its shareholders. The maximum number of shares of Common Stock for which awards may be granted under the 1997 Omnibus Plan may be increased from time to time to a number of shares equal to (i) 20% of the shares of common stock outstanding as of that time less (ii) the number of shares of common stock subject to outstanding options under the 1996 Option Plan. The number of shares reserved for issuance under the 1997 Omnibus Plan may also be adjusted upon certain events affecting the Company's capitalization. Options granted under the 1997 Omnibus Plan generally vest over three to five year periods and have terms of 10 years. The Board of Directors has reserved 677,979 shares for the 1997 Omnibus Plan.

         The following is a summary of activity for the Company's two stock option plans:


                                                          1996 Option Plan                1997 Omnibus Plan
                                                          ----------------                -----------------
                                                                      Weighted                        Weighted
                                                       Number         Average          Number         Average
                                                         of           Exercise           of           Exercise
                                                       Shares          Price           Shares          Price
                                                       ------          -----           ------          -----
1996
         Granted                                        200,220          $ 2.37
         Exercised
         Canceled
                                                     ----------      ----------      ----------       ----------
         Outstanding at end of year                     200,220          $ 2.37
                                                     ==========      ==========      ==========       ==========

1997
         Granted                                        461,571          $ 4.64         477,000          $ 14.61
         Exercised
         Canceled
                                                     ----------      ----------      ----------       ----------
         Outstanding at end of year                     661,791          $ 3.95         477,000          $ 14.61
                                                     ==========      ==========      ==========       ==========

         During 1996, the Company granted options to acquire 37,275 shares of common stock to certain consultants. These options are immediately exercisable, have a term of five years, and an exercise price of $1.88 per share.

         During 1995, the Company issued Cree Research, Inc. ("Cree"), a related company (see Note 7), an option to acquire 1% of the outstanding shares of common stock on the date of exercise at an exercise price of $500 at any time through July 1, 1997. However, the Company retained the right to waive the $500 option fee and issue the stock at any time during the option period. The Company issued 24,601 shares of common stock to Cree pursuant to this right on January 2, 1997. The Company has recorded compensation expense of approximately $66,000 in 1997 related to this transaction.

         The following summarizes information about stock options outstanding at December 31, 1997:


                                                              Weighted-Average
                                  Number of Shares         Remaining Contractual         Weighted-Average
Range of Exercise Prices            Outstanding                 Life (Years)              Exercise Price
------------------------            -----------                 ------------              --------------
       $ 1.88 - 2.70                   237,495                      7.22                      $ 2.37
         3.45 - 7.62                   461,571                      9.00                        4.64
        13.88 - 15.00                  477,000                      9.00                       14.61
                                     ---------
                                     1,176,066
                                     =========

         At December 31, 1997, options were exercisable for 446,235 shares (weighted-average exercise price of $3.81 per share) and 47,350 shares (weighted-average exercise price of $15 per share) under the 1996 Option Plan and 1997 Omnibus Plan, respectively.

         During 1997, in accordance with APB 25, the Company recorded compensation expense of approximately $1,633,000 relating to stock options granted with exercise prices less than market value. Had compensation cost for stock options granted in 1996 and 1997 been determined consistent with FAS 123 rather than APB 25, the Company's pro forma net loss for 1997 and 1996 would have been approximately $5,561,000 and $404,000 respectively. Pro forma basic and diluted net loss per share for 1997 and 1996 would have been $1.95 per share and $.20 per share, respectively. The fair value of each option grant is estimated on the date of grant using the minimum value method with the following assumptions:


                                                  1997                    1996
                                                  ----                    ----
Weighted-average grant date fair value           $10.28                  $4.88
Weighted-average expected lives (years)           3.04                    1.80
Risk-free interest rate                           5.50%                  6.00%
Dividend yield                                     0%                      0%

         In connection with the Company's initial public offering on November 14, 1997, the Company granted the underwriters options to purchase 450,000 shares of common stock at $15 per share solely to cover over-allotments in the sale of common stock in the offering. The options had an exercise term of 45 days and expired as of December 31, 1997. Also in connection with the offering, the Company issued warrants to the underwriter to purchase 300,000 shares of common stock at a price of $18 per share. The warrants are exercisable for a period of four years beginning November 14,1998.

6. INCOME TAXES

         The Company accounts for income taxes under the liability method in accordance with FAS 109. Under the liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                        December 31,
                                             --------------------------------
                                                1997                  1996
                                             -----------          -----------

Federal and state loss carryforwards         $ 1,319,000          $    57,600
Depreciation .......................              (9,000)                  --
                                             -----------          -----------
Total deferred tax assets ..........           1,310,000               57,600
Less valuation allowance ...........          (1,310,000)             (57,600)
                                             -----------          -----------
Net deferred tax assets ............         $        --          $        --
                                             ===========          ===========

         A reconciliation between anticipated income taxes, computed at the statutory federal income tax rate applied to pretax accounting income, and the income taxes included in the statements of operations follows:


                                                                    1997                 1996                1995
Anticipated income tax benefit at the statutory federal
rate ..................................................         $(1,673,400)         $   (40,600)         $    (9,250)
State income tax benefit, net of federal tax effect ...            (252,000)              (6,300)              (1,450)
Compensation expense -- stock options..................             640,000                   --                   --
Other .................................................              33,000                   --                   --
Increase in valuation allowance .......................           1,252,400               46,900               10,700
                                                                -----------          -----------          -----------

Income tax (benefit) expense ..........................         $        --          $        --          $        --
                                                                ===========          ===========          ===========

         At December 31, 1997, the Company has operating and economic loss carryforwards of approximately $3,373,000 expiring through 2012, which can be offset against future federal and state taxable income. In accordance with
Section 382 of the Internal Revenue Code of 1986, as amended, a change in equity ownership of greater than 50% of the Company within a three-year period results in an annual limitation on the Company's ability to utilize its NOL carryforwards that were created during tax periods prior to the change in ownership. As a result of the Company's private equity offerings to date and certain shareholder transactions, the utilization of the Company's NOL carryforwards has become limited.

7. COMMITMENTS

         Operating Lease -- In August 1997, the Company entered into an agreement to lease approximately 12,700 square feet of mixed use space from an unaffiliated third party at a base cost of approximately $9,800 per month, plus contingent rentals based on the Company's proportionate share of the lessor's operating costs, as defined in the lease agreement. The lease expires August 31, 2004. The Company may cancel the lease effective as of the last day of the thirty-eighth month by delivering to the lessor written notice nine months prior to the cancellation date and by paying a cancellation fee of $66,300. The lease provides for escalations of the base rent throughout the lease term, up to $11,706 at November 1, 2003. The future minimum lease payments, including the $66,300 cancellation fee, are as follows: $118,800 in 1998, $122,400 in 1999,
$170,925 in 2000, totaling $412,125.

         Rental expense incurred for operating leases and leases whose terms are less than one year in duration, during 1997 was approximately $69,000. There was no rental expense prior to 1997.

         Purchase Commitment -- On June 6, 1997, the Company entered into an Amended and Restated Exclusive Supply Agreement ("Supply Agreement") and a Development Agreement with Cree, a related company. The Supply Agreement has an initial term of ten years which may be extended for an additional ten years by either party if the Company orders in any 36-month period SiC crystals with an aggregate purchase price in excess of $1 million. The Company expects to meet this order threshold and to extend the term of the Supply Agreement. In connection with the Supply Agreement, the Company has committed to purchase a minimum of 50% (by dollar volume) of its requirements for SiC crystals from Cree. If the Company's orders require Cree to expand beyond specified production levels, the Company must commit to purchase certain minimum quantities. The Company is totally dependent on Cree to supply SiC crystals for its production process. If the Company is unable to obtain SiC crystals from Cree, its operations would be adversely affected.

         The Development Agreement provides for a five-year development effort by Cree to produce a fully repeatable process for producing SiC crystals meeting certain target specifications. If Cree is successful in meeting the development milestones set forth in the Development Agreement, the Company will be obligated to pay Cree approximately $12 million over the five-year term of the Development Agreement.

         During 1997, 1996 and 1995, the Company made purchases from Cree of approximately $2,022,700, $189,600 and $13,500, respectively, for SiC materials and research and development costs.

8. RELATED PARTIES

         During 1995 and 1996, a significant shareholder of the Company loaned an aggregate of $60,000 to the Company for working capital needs. In addition, during 1996 an officer and director loaned the Company $3,000. Amounts outstanding on these loans at December 31, 1995 totaled $10,100 and were paid in full during 1996.

9. SUBSEQUENT EVENT

         On January 8, 1998, the Company entered into a supplemental development agreement with Cree. The agreement accelerates the timetable for Cree to develop larger crystals for C3 to use for its gemstones, calling for Cree to develop a fully repeatable process for producing larger-diameter silicon carbide crystals that meet color and other specifications during 1998 in contrast to the existing agreement which targeted mid-1999 delivery dates for the larger-diameter crystals. The agreement provides for additional payments to Cree by C3 of up to $2.3 million during a 12-month period.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.


                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information required by this Item will be contained in the Registrant's definitive proxy statement relating to its Annual Meeting of Shareholders to be held on June 23, 1998 under the captions "Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" which are incorporated by reference herein.

Item 11. EXECUTIVE COMPENSATION.

         Information required by this Item will be contained in the Registrant's definitive proxy statement relating to its Annual Meeting of Shareholders to be held on June 23, 1998 under the caption "Executive Compensation" which is incorporated by reference herein.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

         Information required by this Item will be contained in the Registrant's definitive proxy statement relating to its Annual Meeting of Shareholders to be held on June 23, 1998 under the caption "Security Ownership of Management and Certain Beneficial Owners" which is incorporated by reference herein.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information required by this Item will be contained in the Registrant's definitive proxy statement relating to its Annual Meeting of Shareholders to be held on June 23, 1998 under the caption "Certain Transactions" which is incorporated by reference herein.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K.

(a)      Filed Documents.

         (1)      Financial Statements.

                  The following financial statements of C3, Inc. are included in
                  Item 8 of this Annual Report on Form 10-K.

                  (i)      Independent Auditors' Report
                  (ii)     Balance Sheets as of December 31, 1997 and 1996
                  (iii) Statements of Operations for the years ended December 31, 1997 and 1996, the seven-month period ended December 31, 1995, and for the period June 28, 1995 to December 31, 1997
                  (iv) Statements of Shareholders' Equity for the seven-month period ended December 31, 1995 and for the years ended December 31, 1996 and 1997
                  (v) Statements of Cash Flows for the years ended December 31, 1997 and 1996, the seven-month period ended December 31, 1995, and for the period June 28, 1995 to December 31, 1997

         (2)      Financial Statement Schedules.

                  No financial statement schedules are filed with this Annual Report on Form 10-K due to the absence of the conditions under which they are required or because the required information is included within the financial statements or the notes thereto included in Item 8.

         (3)      Exhibits.

                  A list of the exhibits required by Item 601 of Regulation S-K is set forth in the response to Item 14(c) of this Annual Report on Form 10-K.

(b)      Current Reports on Form 8-K.

         The Registrant did not file any Current Reports on Form 8-K during the last fiscal quarter of the period covered by this Annual Report on Form 10-K.

(c)      Exhibits.

         The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit
Number                                   Description
------                                   -----------

3.1 Amended and Restated Articles of Incorporation of C3, Inc. which is hereby incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333-36809).

3.2 Amended and Restated Bylaws of C3, Inc. which is hereby incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333- 36809).

4.1 Specimen Certificate of Common Stock which is hereby incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333- 36809).

4.2 Form of Representative's Warrant which is hereby incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333- 36809).

10.1 Consulting Agreement, dated May 1, 1997, between Kurt Nassau and C3, Inc. which is hereby incorporated by reference to Exhibit
               10.1 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333-36809).+

10.2 Letter Agreement, dated May 17, 1997, between Kurt Nassau and C3, Inc. which is hereby incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333-36809).+

10.3 Letter Agreement, dated February 17, 1997, between Howard Rubin and C3, Inc. which is hereby incorporated by reference to Exhibit
               10.3 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333-36809).+

10.4 Independent Contractor Agreement, dated May 1, 1997, between Paula K. Berardinelli and C3, Inc. which is hereby incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333-36809).+

10.5 Independent Contractor Agreement, dated September 3, 1997, between C. Eric Hunter and C3, Inc. which is hereby incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333-36809).

10.6 Independent Contractor Agreement dated July 10, 1997 between Ollin B. Sykes and C3, Inc. which is hereby incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333-36809).+

10.7 Employment Agreement, dated June 1, 1997, between Jeff N. Hunter and C3, Inc. which is hereby incorporated by reference to Exhibit
               10.7 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333-36809).+

Exhibit
Number                                   Description
------                                   -----------

10.8 Employment Agreement, dated July 30, 1997, between Mark W. Hahn and C3, Inc. which is hereby incorporated by reference to Exhibit
               10.8 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333-36809).+

10.9           Employment Agreement, dated September 15, 1997, between Martin J.
               DeRoy and C3, Inc. which is hereby incorporated by reference to
               Exhibit 10.9 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333-36809).+

10.10          Employment Agreement, dated March 1, 1997, between Thomas G.
               Coleman and C3, Inc. which is hereby incorporated by reference to
               Exhibit 10.10 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333-36809).+

10.11 Amended and Restated Exclusive Supply Agreement, dated June 6, 1997, between Cree Research, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333-36809).*

10.12 Development Agreement, dated as of June 6, 1997, between Cree Research, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333-36809).*

10.13 Letter Agreement, dated July 14, 1997, between Cree Research, Inc. and C3, Inc. which is hereby incorporated by reference to
               Exhibit 10.13 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333-36809).*

10.14 Letter Agreement, dated January 31, 1996, between Cree Research, Inc. and C3, Inc. which is hereby incorporated by reference to
               Exhibit 10.14 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333-36809).*

10.15 1996 Stock Option Plan of C3, Inc. (as amended October 27, 1997) which is hereby incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333-36809).+

10.16 1997 Omnibus Stock Plan of C3, Inc. which is hereby incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333- 36809).+

10.17          Restricted Stock Agreement, dated June 30, 1995, between Jeff N.
               Hunter and Paula K. Berardinelli and C3, Inc. which is hereby incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333-36809).+

10.18 Shareholders Agreement, dated March 18, 1997, between General Electric Pension Trust, C. Eric Hunter and C3, Inc. which is hereby incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333-36809).

Exhibit
Number                                   Description
------                                   -----------

10.19 Registrations Rights Agreement, dated March 18, 1997, between General Electric Pension Trust and C3, Inc. which is hereby incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333-36809).

10.20 Agreement, dated September 24, 1997, between John M. Bachman, Inc. and C3, Inc. which is hereby incorporated by reference to
               Exhibit 10.20 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333-36809).*

10.21 Agreement, dated September 12, 1997, between QMD, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333-36809).*

10.22 1997 Declaration of Amendment to 1997 Omnibus Stock Plan of C3, Inc. which is hereby incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 of C3, Inc. (File No. 333-43613).+

10.23 Supplemental Development Agreement, dated January 8, 1998, between Cree Research, Inc. and C3, Inc.*

10.24 Letter Agreement, dated January 8, 1998, between Cree Research, Inc. and C3, Inc.*

23.1           Consent of Deloitte & Touche LLP

27.1           Financial Data Schedule - Fiscal year ended December 31, 1997.

27.2           Financial Data Schedule - Fiscal year ended December 31, 1996.

27.3 Financial Data Schedule 6 months ended June 30, 1997 and 9 months ended September 30, 1997.


* The registrant has requested that certain portions of this exhibit be given confidential treatment.

+ Denotes a management contract or compensatory plan or arrangement.

(d)      Financial Statement Schedules.

         No financial statement schedules are filed with this Annual Report on Form 10-K due to the absence of the conditions under which they are required or because the required information is included within the financial statements or the notes thereto included in Item 8.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C3, Inc.

By:/s/ Jeff N. Hunter                                     Date: 03/31/98
   ----------------------------                                ----------------
       Jeff N. Hunter
       President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:/s/   Jeff N. Hunter                                   Date: 03/31/98
   ----------------------------                                ----------------
         Jeff N. Hunter
         President, Chairman of the Board and Director
         (principal executive officer)

By:/s/   Mark W. Hahn                                     Date: 03/31/98
   ----------------------------                                ----------------
         Mark W. Hahn
         Chief Financial Officer
         (principal financial and accounting officer)

By:/s/   Kurt Leutzinger                                  Date: 03/30/98
   ----------------------------                                ----------------
         Kurt Leutzinger
         Director

By:/s/   Kurt Nassau                                      Date: 03/30/98
   ----------------------------                                ----------------
         Kurt Nassau
         Director

By:/s/   Howard Rubin                                     Date: 03/30/98
   ----------------------------                                ----------------
         Howard Rubin
         Director

By: /s/  Frederick A. Russ                                Date: 03/31/98
    ----------------------------                               ----------------
         Frederick A. Russ
         Director

By: /s/  David B. Stewart                                 Date: 03/31/98
    ----------------------------                               ----------------
         David B. Stewart
         Director

By: /s/  Ollin B. Sykes                                   Date: 03/30/98
    ----------------------------                               ----------------
         Ollin B. Sykes
         Director

                                  EXHIBIT INDEX
                                       TO
                           ANNUAL REPORT ON FORM 10-K
                                       OF
                                    C3, INC.



Exhibit
Number                                       Description
------                                       -----------

3.1 Amended and Restated Articles of Incorporation of C3, Inc. which is hereby incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333-36809).

3.2 Amended and Restated Bylaws of C3, Inc. which is hereby incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333- 36809).

4.1 Specimen Certificate of Common Stock which is hereby incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333- 36809).

4.2 Form of Representative's Warrant which is hereby incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333- 36809).

10.1 Consulting Agreement, dated May 1, 1997, between Kurt Nassau and C3, Inc. which is hereby incorporated by reference to Exhibit
               10.1 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333-36809).

10.2 Letter Agreement, dated May 17, 1997, between Kurt Nassau and C3, Inc. which is hereby incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333-36809).

10.3 Letter Agreement, dated February 17, 1997, between Howard Rubin and C3, Inc. which is hereby incorporated by reference to Exhibit
               10.3 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333-36809).

10.4 Independent Contractor Agreement, dated May 1, 1997, between Paula K. Berardinelli and C3, Inc. which is hereby incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333-36809).

10.5 Independent Contractor Agreement, dated September 3, 1997, between C. Eric Hunter and C3, Inc. which is hereby incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333-36809).

Exhibit
Number                                       Description
------                                       -----------

10.6 Independent Contractor Agreement dated July 10, 1997 between Ollin B. Sykes and C3, Inc. which is hereby incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333-36809).

10.7 Employment Agreement, dated June 1, 1997, between Jeff N. Hunter and C3, Inc. which is hereby incorporated by reference to Exhibit
               10.7 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333-36809).

10.8 Employment Agreement, dated July 30, 1997, between Mark W. Hahn and C3, Inc. which is hereby incorporated by reference to Exhibit
               10.8 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333-36809).

10.9           Employment Agreement, dated September 15, 1997, between Martin J.
               DeRoy and C3, Inc. which is hereby incorporated by reference to
               Exhibit 10.9 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333-36809).

10.10          Employment Agreement, dated March 1, 1997, between Thomas G.
               Coleman and C3, Inc. which is hereby incorporated by reference to
               Exhibit 10.10 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333-36809).

10.11 Amended and Restated Exclusive Supply Agreement, dated June 6, 1997, between Cree Research, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333-36809).

10.12 Development Agreement, dated as of June 6, 1997, between Cree Research, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333-36809).

10.13 Letter Agreement, dated July 14, 1997, between Cree Research, Inc. and C3, Inc. which is hereby incorporated by reference to
               Exhibit 10.13 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333-36809).

10.14 Letter Agreement, dated January 31, 1996, between Cree Research, Inc. and C3, Inc. which is hereby incorporated by reference to
               Exhibit 10.14 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333-36809).

10.15 1996 Stock Option Plan of C3, Inc. (as amended October 27, 1997) which is hereby incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333-36809).

10.16 1997 Omnibus Stock Plan of C3, Inc. which is hereby incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333- 36809).

Exhibit
Number                                       Description
------                                       -----------

10.17          Restricted Stock Agreement, dated June 30, 1995, between Jeff N.
               Hunter and Paula K. Berardinelli and C3, Inc. which is hereby incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333-36809).

10.18 Shareholders Agreement, dated March 18, 1997, between General Electric Pension Trust, C. Eric Hunter and C3, Inc. which is hereby incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333-36809).

10.19 Registrations Rights Agreement, dated March 18, 1997, between General Electric Pension Trust and C3, Inc. which is hereby incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333-36809).

10.20 Agreement, dated September 24, 1997, between John M. Bachman, Inc. and C3, Inc. which is hereby incorporated by reference to
               Exhibit 10.20 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333-36809).

10.21 Agreement, dated September 12, 1997, between QMD, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333-36809).

10.22 1997 Declaration of Amendment to 1997 Omnibus Stock Plan of C3, Inc. which is hereby incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 of C3, Inc. (File No. 333-43613).

10.23 Supplemental Development Agreement, dated January 8, 1998, between Cree Research, Inc. and C3, Inc.

10.24 Letter Agreement, dated January 8, 1998, between Cree Research, Inc. and C3, Inc.

23.1           Consent of Deloitte & Touche LLP

27.1           Financial Data Schedule - Fiscal year ended December 31, 1997.

27.2           Financial Data Schedule - Fiscal year ended December 31, 1996.

27.3 Financial Data Schedule - 6 months ended June 30, 1997 and 9 months ended September 30, 1997.