Form 10-Q
period 1998-03-31
C3 INC /NC/
filed 1998-05-13
CIK 1015155

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998
                       Commission File Number : 000-23329

                                    C3, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              North Carolina                            56-1928817
          ---------------------------------        -------------------
            (State or other jurisdiction of        (I.R.S. Employer
            incorporation or organization)         Identification No.)



      3800 Gateway Boulevard, Suite 310, Morrisville, North Carolina 27560
 -------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)


                                 (919) 468-0399
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                         Yes   X    No
                                                            -------    -------

As of May 8, 1998, there were 6,942,166 shares of the registrant's common stock, no par value per share, outstanding.


C3, INC.

INDEX

PART I.   FINANCIAL INFORMATION
----------------------------------------------------------------------------------

ITEM 1.   FINANCIAL STATEMENTS

             CONDENSED BALANCE SHEETS-- MARCH 31, 1998 AND DECEMBER 31, 1997

             CONDENSED STATEMENTS OF OPERATIONS--THREE MONTHS ENDED MARCH 31, 1998 AND 1997

             CONDENSED STATEMENTS OF CASH FLOWS--THREE MONTHS ENDED MARCH 31, 1998 AND 1997

             NOTES TO CONDENSED FINANCIAL STATEMENTS

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II.  OTHER INFORMATION
----------------------------------------------------------------------------------

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS



                                                      C3, INC.
                                       (A COMPANY IN THE DEVELOPMENT STAGE)
                                             CONDENSED BALANCE SHEETS






                                                                                              MARCH 31,
                                                                                                1998                   DECEMBER 31,
                                                                                             (Unaudited)                   1997
                                                                                            ------------               ------------
ASSETS

CURRENT ASSETS:
     Cash and equivalents                                                                    $ 41,722,943              $ 43,980,385
     Accounts receivable, net                                                                      60,020                     4,298
     Interest receivable                                                                          166,700                   177,654
     Inventories                                                                                  670,364                   278,602
     Prepaid expenses and other assets                                                            149,052                    73,274
                                                                                             ------------              ------------
          Total current assets                                                                 42,769,079                44,514,213

Equipment, net                                                                                    316,238                   214,990
Patent and license rights, net                                                                    163,799                   143,886
                                                                                             ------------              ------------
          TOTAL ASSETS                                                                       $ 43,249,116              $ 44,873,089
                                                                                             ============              ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable:
         Cree Research, Inc.                                                                 $    647,216              $    567,110
         Other                                                                                    367,231                   237,186
     Accrued expenses                                                                             208,126
     Deferred revenue                                                                              24,387                    22,512
                                                                                             ------------              ------------
          Total current liabilities                                                             1,246,960                   826,808

Commitments and contingencies


SHAREHOLDERS' EQUITY:
     Common stock                                                                              47,743,431                47,743,431
     Additional paid-in capital - stock options                                                 1,683,683                 1,632,804
     Deficit accumulated during the development stage                                          (7,424,958)               (5,329,954)
                                                                                             ------------              ------------
          Total shareholders' equity                                                           42,002,156                44,046,281
                                                                                             ------------              ------------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $ 43,249,116              $ 44,873,089
                                                                                             ============              ============



See notes to Condensed Financial Statements

                                    C3, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                          CUMULATIVE FOR
                                        THREE MONTHS ENDED MARCH 31,        THE PERIOD
                                        -----------------------------    JUNE 28, 1995 TO
                                           1998              1997         MARCH 31, 1998
                                        -----------       -----------    ----------------

Net sales                               $   250,555       $        --       $   250,555
Cost of goods sold                          155,076                --           155,076
                                        -----------       -----------       -----------
Gross profit                                 95,479                --            95,479


Operating expenses:
     Marketing and sales                    761,136            21,707         1,353,797
     General and administrative             611,831           180,783         3,471,696
     Research and development             1,322,512           201,264         3,675,673
     Depreciation and amortization           15,499             2,554            46,069
                                        -----------       -----------       -----------
Operating Loss                           (2,615,499)         (406,308)       (8,451,756)

Interest income, net                        520,495            33,419         1,026,798
                                        -----------       -----------       -----------

Net loss                                $(2,095,004)      $  (372,889)      $(7,424,958)
                                        ===========       ===========       ===========

Basic and diluted net loss per share    $     (0.30)      $     (0.16)      $     (2.73)
                                        ===========       ===========       ===========

Weighted-average common shares,
     Basic and diluted                    6,938,476         2,261,102         2,716,074
                                        ===========       ===========       ===========

See notes to Condensed Financial Statements.

                                    C3, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)






                                                                                      CUMULATIVE FOR
                                                      THREE MONTHS ENDED MARCH 31,      THE PERIOD
                                                      ----------------------------   JUNE 28, 1995 TO
                                                         1998              1997       MARCH 31, 1998
                                                      ----------        ----------   ----------------

OPERATING ACTIVITIES:

Net loss                                             $(2,095,004)       $ (372,889)      $(7,424,958)
Adjustments:
     Depreciation and amortization                        15,499             2,554            46,069
     Compensation expense related to exercise
          and issuance of stock options                   50,879            66,000         1,749,683
     Change in operating assets and liabilities:
          Net change in assets                          (512,308)            7,000        (1,046,136)
          Net change in liabilities                      420,152           122,014         1,246,960
                                                     -----------        ----------       -----------
Net cash used by operating activities                 (2,120,782)         (175,321)       (5,428,382)
                                                     -----------        ----------       -----------

INVESTING ACTIVITIES:

Purchase of equipment                                   (114,181)          (18,342)         (351,791)
Patent costs                                             (22,479)          (21,416)         (174,315)
                                                     -----------        ----------       -----------
Net cash used by investing activities                   (136,660)          (39,758)         (526,106)
                                                     -----------        ----------       -----------

FINANCING ACTIVITIES:

Proceeds from common stock
  offerings, net of costs                                     --                --        42,102,785
Proceeds from preferred stock
  offerings, net of costs                                     --         4,981,375         5,574,646
                                                     -----------        ----------       -----------
Net cash provided by financing activities                     --         4,981,375        47,677,431
                                                     -----------        ----------       -----------

Net change in cash and equivalents                    (2,257,442)        4,766,296        41,722,943

Cash and equivalents
  at the beginning of the period                      43,980,385         1,167,458                --
                                                     -----------        ----------       -----------
Cash and equivalents at the end of the period        $41,722,943        $5,933,754       $41,722,943
                                                     ===========        ==========       ===========


See notes to Condensed Financial Statements.

                                    C3, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  BASIS OF PRESENTATION

          The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all normal recurring adjustments which are necessary for the fair presentation of the results of the interim periods presented. Interim results are not necessarily indicative of results for the fiscal year. Certain reclassifications have been made to prior year's financial statements to conform to the classifications used in fiscal 1998. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997, as set forth in the Company's Form 10-K, filed with the Securities and Exchange Commission on March 31, 1998.

         C3, Inc. is a development stage company which has devoted substantially all of its efforts to research and product development and did not, through March 31, 1998, generate significant revenues from its planned principal operations.

         In preparing financial statements that conform with generally accepted accounting principles, management must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses reflected during the reporting period. Actual results could differ from those estimates.


2.  INVENTORIES

         Inventories are stated at the lower of cost or market. Inventories consisted of the following:

                                      MARCH 31,       DECEMBER 31,
                                        1998              1997
                                      ---------       ------------
         Raw materials                $ 55,950                --
         Work in process               385,768          $278,602
         Finished goods                228,646                --
                                      --------          --------
         Total inventory              $670,364          $278,602
                                      ========          ========

3.    NON-CASH OPERATING EXPENSES

         During the quarter ended March 31, 1998, in accordance with APB 25, the Company recorded compensation expense of approximately $51,000 relating to stock options. Cumulatively for the period from June 28, 1995 (date of inception) to March 31, 1998, such compensation expense aggregated approximately $1,750,000. This compensation expense is recorded in general and administrative expense in the statements of operations.


4.    NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1997, Statement of Financial Accounting Standards No. 130 ("FAS 130"), Comprehensive Income, was issued. This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. FAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods is required. However, this Statement does not currently affect the Company's financial statements since it has no items of other comprehensive income in any period presented.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that relate to the Company's future plans, objectives, estimates and goals. These statements are subject to numerous risks and uncertainties, including macro and micro economic factors that affect businesses operating in the international economy, the Company's reliance on Cree Research, Inc. as a developer and supplier of silicon carbide crystals, the level of growth in domestic and international gemstone jewelry markets, the level of market acceptance of and demand for the Company's products, and the actions of existing and potential competitors. These and other risks and uncertainties are described under the heading "Business Risks" in the Company's Form 10-K for the year ended December 31, 1997, which was filed with the Securities and Exchange Commission on March 31, 1998. These risks and uncertainties could cause actual results and developments to be materially different from those expressed or implied by any of the forward-looking statements included herein.


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

         The Company began selling its moissanite/diamond test instrument and lab-created moissanite gemstone samples during the quarter ended March 31, 1998, although these sales were not significant. The Company expects its sales volumes to increase gradually as it increases production capacity and develops its distribution channels. The Company has been unprofitable since inception and anticipates that it will continue to incur increasingly significant expenses as it transitions from the development stage to full-scale production. Historic spending levels are not indicative of anticipated future spending levels because the Company is in the early stages of a period in which it will rapidly increase spending to achieve its business objectives, including refinement and commercialization of its lab-created gemstone technology, introduction of its gemstone products, establishment of distribution channels, expansion of its manufacturing capacity, optimization of SiC crystal yields and further marketing of its moissanite/diamond test instrument. For these reasons, the Company expects to continue operating at a loss through at least some or all of 1998. Moreover, there can be no assurance that the Company will ever achieve profitability or if profitability is achieved, that such profitability can be sustained.

RESULTS OF OPERATIONS

         Net sales for the quarter ended March 31, 1998, were $250,555, which resulted entirely from sales of the Company's proprietary test instrument. In addition, the Company generated net sales of $81,101 for gemstone samples, which were netted against research and development expenses on the operating statement because many of the samples were associated with a research and development program. There were no sales for the first quarter of 1997.

         Gross profit was $95,479 or 38% of sales for the quarter ended March 31, 1998. Gross profit related entirely to sales of the Company's proprietary test instrument. Gross margins will likely decrease through most or all of 1998 as the Company enters into volume distribution agreements for its testers, potentially experiences pricing pressures on its testers from the introduction of competitive test instruments, and as it introduces its gemstones which will have a lower initial gross margin as the Company and Cree work to improve yields from the crystal growth process.

         Research and development expenses increased from $201,264 for the three months ended March 31, 1997 to $1,322,512 for the three months ended March 31, 1998. The increase was primarily attributable to development expenses incurred under the Company's June 1997 Development Agreement and January 1998 Supplemental Development Agreement with Cree Research, Inc. under which Cree is continuing its efforts to develop a fully repeatable process for producing larger diameter SiC crystals in specified diamond color grades. The increase was also due to increased expenditures for the Company's internal development of prototype gemstone pre-forming and faceting operations and compensation expense for Company research and development staff.

         Marketing and sales expenses increased from $21,707 for the three months ended March 31, 1997 to $761,136 for the three months ended March 31, 1998. The increase was primarily due to compensation expense, increased market research expenditures, and the development of advertising and marketing materials.

         General and administrative expenses rose from $180,783 for the three months ended March 31, 1997 to $611,831 for the three months ended March 31, 1998. The increase primarily reflected compensation expense of additional staff, occupancy expenses, regulatory and investor relations, and franchise tax. In the first quarter of 1997, the Company had few paid employees and incurred no occupancy expenses until after February 4, 1997. Prior to that time, the Company conducted its operations from the home of two of its founders.

         Net interest income increased from $33,419 for the three months ended March 31, 1997 to $520,495 for the three months ended March 31, 1998. This increase resulted from higher interest income earned on higher cash balances due primarily to the investment of proceeds from the Company's initial public offering in November 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations primarily from the net proceeds of its initial public offering of common stock in November 1997 and, prior to such offering, from the net proceeds of private equity sales. The net proceeds from the initial public offering were $41,072,982. During the first quarter of 1998, the Company used $2,120,782 to fund operations and $136,660 to fund capital expenditures and patent expenses. At March 31, 1998, the Company had $41,722,943 of cash and equivalents and $41,522,119 of working capital. The Company anticipates that its existing capital resources will be adequate to satisfy its capital requirements for at least the next 12 months.

         Due to developments in the Company's business, several balance sheet items changed during the quarter. Accounts receivable and inventories have increased significantly over December 1997 levels due to the introduction of the moissanite/diamond test instrument and gemstone sample sales. In addition, accrued expenses increased over fiscal year-end levels primarily as a result of payroll and benefit expenses.

         In May 1998, the Company agreed to acquire approximately $3.4 million of crystal growth systems from Cree to provide additional production capacity for silicon carbide crystals. The Company will pay the purchase price of the systems on a monthly basis as the systems are manufactured. Once completed, the systems will remain at Cree where Cree will use them to produce SiC crystals for the Company. When the systems are fully depreciated, the Company is obligated to transfer title to Cree. The Company intends to fund the purchase of these systems from its existing cash and equivalents.

         The Company has also entered into two agreements for the distribution of moissanite gemstones and test instruments. These agreements require the purchase of an aggregate of approximately $2.0 million of moissanite gemstones and $500,000 of test instruments through the year 2000, with approximately $370,000 of these purchases required in 1998. The Company intends to fund the production of the moissanite gemstones and test instruments required by these agreements from its existing cash and equivalents.

                           PART II - OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

         On November 14, 1997, the Securities and Exchange Commission declared the Company's Registration Statement on Form S-1 (File No. 333-36809) to be effective. The net proceeds of this offering were $41,072,982. As of March 31, 1998, the Company had approximately $37,305,400 of the remaining net proceeds of the offering invested in money market accounts, debt instruments having an original maturity of three months or less and other highly liquid investments. Approximately $2,112,500 of the proceeds have been used in research and development, of which $45,600 was paid to officers, directors or shareholders owning more than ten percent of the Common Stock outstanding. The Company has also used approximately $1,189,100 to fund sales, marketing and administrative expenses, of which $58,000 was paid to officers, directors or shareholders owning more than ten percent of the Common Stock outstanding. The Company also expended approximately $302,000 to build inventory of its products. In addition, the Company spent $164,000 to acquire and install certain computerized slicing and dicing equipment and other equipment.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     Exhibit 27.1    Financial Data Schedule

     (b) Report on Form 8-K

         The Company did not file any reports on 8-K during the three months ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C3, Inc.

Dated:  May 10, 1998                               /s/   Jeff  N. Hunter
                                                   ----------------------------
                                                   JEFF N. HUNTER
                                                   President and Chairman of the Board
                                                   and Director
                                                   (Principal Executive Officer)





Dated:  May 10, 1998                               /s/   Mark W. Hahn
                                                   -----------------------------
                                                   MARK W. HAHN
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)
