Form 10-Q
period 1998-06-30
C3 INC /NC/
filed 1998-08-11
CIK 1015155

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                  --------------

                                    FORM 10-Q


(Mark One)
[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the quarterly period ended June 30, 1998
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the transition period from _____________________to______________________


                        COMMISSION FILE NUMBER: 000-23329
                                    C3, Inc.
--------------------------------------------------------------------------------
              (Exact name of Registrant as specified in its charter)

               North Carolina                             56-1928817
----------------------------------------------   ------------------------------
       (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                 Identification No.)

             3800 Gateway Boulevard, 310, Morrisville, N.C. 27560
-------------------------------------------------------------------------------
                   (Address of principal executive offices)

                                  919-468-0399
                         -------------------------------------
                         Registrant's telephone number,
                         including area code


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No _



As of August 7, 1998 there were 6,942,166 shares of the Registrant's Common Stock, no par value per share, outstanding.

                                     C3, Inc.
                                      INDEX

PART I.   FINANCIAL INFORMATION

--------------------------------------------------------------------------------

Item 1.   Financial Statements

         Condensed Balance Sheets - June 30, 1998 And December 31, 1997

         Condensed Statements Of Operations - Three Months And Six Months Ended June 30, 1998 And 1997 And Cumulative For The Period June 28, 1995 To June 30, 1998

         Condensed Statements Of Cash Flows - Six Months Ended June 30, 1998 And 1997 And Cumulative For The Period June 28, 1995 To June 30, 1998

         Notes To Condensed Financial Statements

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations


PART II.  OTHER INFORMATION

--------------------------------------------------------------------------------

Item 2.   Changes In Securities And Use Of Proceeds

Item 4.   Submission Of Matters To A Vote Of Security Holders

Item 5.   Other Information

Item 6.   Exhibits And Reports On Form 8-K

Signatures

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                    C3, Inc.
                       (A Company In The Development Stage)
                             Condensed Balance Sheets


                                                     June 30,     December 31,
                                                       1998           1997
                                                   ------------  --------------
ASSETS                                              (Unaudited)
Current Assets:
     Cash and equivalents                          $ 39,070,181    $ 43,980,385

     Accounts receivable, net                           126,649           4,298

     Interest receivable                                144,936         177,654

     Inventories                                      1,298,470         278,602

     Prepaid expenses and other assets                  329,076          73,274
                                                   ------------    ------------

              Total current assets                   40,969,312      44,514,213


Equipment, net                                        2,296,034         214,990

Patent and license rights, net                          201,489         143,886
                                                   ------------    ------------
              Total assets                         $ 43,466,835    $ 44,873,089
                                                   ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable:

              Cree Research, Inc.                  $  2,444,832    $    567,110

              Other                                     474,478         237,186
     Accrued expenses                                   192,090

     Deferred revenue                                    33,224          22,512
                                                   ------------    ------------

              Total current liabilities               3,144,624         826,808

Commitments and Contingencies

Shareholders' Equity:

     Common stock                                    47,785,931      47,743,431

     Additional paid-in capital - stock options       1,737,082       1,632,804
     Deficit accumulated during the development
          stage                                      (9,200,802)     (5,329,954)
                                                   ------------    ------------

              Total shareholders' equity             40,322,211      44,046,281
                                                   ------------    ------------
              Total liabilities and shareholders'
                    equity                         $ 43,466,835    $ 44,873,089
                                                   ============    ============

See notes to Condensed Financial Statements

                                    C3, Inc.
                       (A Company In The Development Stage)
                        Condensed Statements Of Operations
                                   (Unaudited)








                                                                                          Cumulative
                                                                                            For the
                              Three Months Ended           Six Months Ended                 Period
                                    June 30,                   June 30,                     June 28,
                          ----------------------------    -------------------------         1995 to
                                                                                            June 30,
                              1998            1997            1998             1997           1998
                          ------------    ------------    ------------    ------------    ------------
Net sales                 $    202,010    $       --      $    452,565    $       --      $    452,565
Cost of goods                  135,476            --           290,552            --           290,552
                          ------------    ------------    ------------    ------------    ------------
Gross profit                    66,534            --           162,013            --           162,013

Operating expenses:

    Marketing and
       sales                   512,863          24,904       1,273,999          46,611       1,866,660
    General and
       administrative          686,456         135,371       1,298,287         316,154       4,158,152
    Research and
       development           1,088,331         251,307       2,410,843         452,571       4,764,004
    Depreciation and
         amortization           28,418           4,095          43,917           6,649          74,487
                          ------------    ------------    ------------    ------------    ------------

Operating loss              (2,249,534)       (415,677)     (4,865,033)       (821,985)    (10,701,290)

Interest income, net           473,690          79,957         994,185         113,376       1,500,488
                          ------------    ------------    ------------    ------------    ------------


Net loss                  $ (1,775,844)   $   (335,720)   $ (3,870,848)   $   (708,609)   $ (9,200,802)
                          ============    ============    ============    ============    ============

Basic and diluted
     net loss
     per share            $      (0.26)   $      (0.15)   $      (0.56)   $      (0.31)   $      (3.00)
                          ============    ============    ============    ============    ============
Weighted-average common
     shares, basic
     and diluted             6,941,315       2,261,102       6,939,904       2,261,102       3,068,197
                          ============    ============    ============    ============    ============


See notes to Condensed Financial Statements.

                                     C3, Inc.
                       (A Company In The Development Stage)
                        Condensed Statements Of Cash Flows
                                   (Unaudited)

                                                                  Cumulative For
                                      Six Months Ended June 30,     The Period
                                      ------------------------- June 28, 1995 to
                                        1998           1997       June 30, 1998
                                      -----------   ------------  -------------
OPERATING ACTIVITIES:
Net loss                            $(3,870,848)    $(708,609)    $ (9,200,802)
Adjustments:
     Depreciation and amortization       43,917         6,648           74,487
     Compensation   expense  related
     to stock options                   146,778        66,000        1,845,582
     Change in operating  assets and
     liabilities:
          Net change in assets       (1,365,303)        7,000       (1,899,131)
          Net change in liabilities     485,078        97,019        1,311,886
                                      -----------   ----------    -------------
     Net  cash  used  by   operating
     activities                      (4,560,378)     (531,942)      (7,867,978)
                                      -----------   ----------    -------------

INVESTING ACTIVITIES:
Purchase of equipment                  (286,492)      (44,842)        (524,102)
Patent costs                            (63,334)      (33,951)        (215,170)
                                      -----------   ----------    -------------
     Net  cash  used  by   investing
activities                             (349,826)      (78,793)        (739,272)
                                      -----------   ----------    -------------

FINANCING ACTIVITIES:
Proceeds from common stock
offerings, net of costs                    ----          ----       42,102,785
Proceeds from preferred stock
offerings, net of costs                    ----     4,981,376        5,574,646
                                      -----------   ----------    -------------
    Net cash provided by financing
    activities                             ----     4,981,376       47,677,431
                                      -----------   ----------    -------------

Net change in cash and equivalents    (4,910,204)   4,370,641       39,070,181

Cash and  equivalents,  beginning of
period                                43,980,385    1,167,458             ----
                                      -----------   ----------    -------------
Cash and equivalents, end of period   $39,070,181   $5,538,099     $39,070,181
                                      ===========   ==========    =============

See notes to Condensed Financial Statements.

                                    C3, Inc.
                     (A Company In The Development Stage)
                   Notes To Condensed Financial Statements
                                 (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all normal recurring adjustments which are necessary for the fair presentation of the results of the interim periods presented. Interim results are not necessarily indicative of results for the fiscal year. Certain reclassifications have been made to prior year's financial statements to conform to the classifications used in fiscal 1998. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997, as set forth in the Company's Form 10-K, filed with the Securities and Exchange Commission on March 31, 1998.

Prior to July 1, 1998 C3, Inc. was a development stage company which devoted substantially all of its efforts to research and product development and development of its initial markets and did not, through June 30, 1998, generate significant revenues from its planned principal operations.

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


2.  INVENTORIES

Inventories are stated at the lower of cost or market. Inventories consisted of the following:


                                  June 30,      December 31,
                                    1998           1997
                                  ----------    -----------

       Raw materials              $  84,641          -----
       Work in process              281,739      $ 278,602
       Finished goods               932,090           ----
                                  ----------    -----------
       Total inventory            $1,298,470     $ 278,602
                                  ==========    ===========

 3.    NON-CASH OPERATING EXPENSES

During the quarter ended June 30, 1998, in accordance with Accounting Principals Board Opinion No. 25, the Company recorded compensation expense of approximately $96,000 relating to stock options. Cumulatively for the period from June 28, 1995 (date of inception) to June 30, 1998, such compensation expense aggregated approximately $1,846,000. This compensation expense is recorded in general and administrative expense in the statements of operations.


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


5.  SUBSEQUENT EVENT

In July 1998, the Company entered into an Amended and Restated Development Agreement (the "Agreement") with its exclusive supplier, Cree Research, Inc.
(Cree), which is focused on increasing the yield of usable material in each silicon carbide crystal manufactured by Cree for use by C3 in the production of lab-created moissanite gemstones. The companies have agreed on the definition of a "repeatable process" in the KLMN comparable diamond color range. In June 1998 Cree demonstrated its ability to meet that definition for 2-inch diameter crystals and has now begun to produce 2-inch crystals using that process. The Agreement establishes performance milestones for 1999 and contemplates that the Company and Cree will revise the performance milestones annually to provide both parties with more flexibility to pursue further color and yield improvements on both 2-inch and 3-inch diameter crystals. The 4-year Agreement replaces the June 1997 Development Agreement and the 1998 Supplemental Development Agreement between the parties and requires the Company to fund the program at $2.88 million annually. Either party may terminate the Agreement if Cree does not meet the annual performance milestones or if the Company and Cree do not mutually agree on the performance milestones for the ensuing year.

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


OVERVIEW

Since its organization in June 1995, the Company has devoted its resources to funding research and development of colorless lab-created moissanite gemstones, market research, qualifying potential domestic retail jewelers and potential international distributors, developing consumer marketing campaigns and assembling a management team. The company has achieved significant objectives in each of these areas and has begun the market introduction of its lab-created moissanite gemstones. See "Item 5: Additional Information" for more detailed information on the Company's present distribution arrangements. The Company's lab-created moissanite gemstones are being marketed as an exclusive, new gemstone with properties, including brilliance, fire and hardness that rival diamonds, sapphires, emeralds and other fine gemstones. Nonetheless, the Company remains subject to the risks inherent in establishing a new business, including the risk that full-scale operations will not occur.

Based on progress in gemstone development and distribution arrangements, the Company has determined that as of July 1, 1998 it is no longer a development stage company for financial reporting purposes. As a result, future gemstone sales will be reported as sales in the operating statement rather than being netted against research and development expenses, as was the case for the first two quarters of 1998.

Building on the initial shipment of lab-created moissanite gemstones to retailers in Miami/Ft. Lauderdale and Atlanta during the second quarter of 1998, and the July 1998 launch of consumer-focused advertising and promotion activities in those areas, the Company will focus on the market introduction of its lab-created moissanite gemstones throughout the Southeastern states of North Carolina, South Carolina, Georgia and Florida for the remainder of 1998. The Company anticipates increased advertising campaigns and additional distribution arrangements in this region. The Company will continue limited distribution and promotional activities in domestic locations outside this region and will continue its international distribution efforts.

The Company expects its sales volumes to increase gradually as it increases production capacity and as the market introduction expands geographically. During this period the Company will incur increasing spending levels as it makes investments in receivables, inventory and manufacturing equipment, and as it increases advertising, marketing and manufacturing personnel expenditures. The Company expects to continue operating at a loss through at least the balance of 1998. Moreover, there can be no assurance that the Company will ever achieve profitability or that if profitability is achieved, that such profitability can be sustained.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1997.

Net sales for the quarter ended June 30, 1998, were $202,010, which resulted entirely from sales of the Company's proprietary test instrument. In addition, the Company generated net sales of approximately $243,000 for gemstones, which have been netted against research and development expenses on the operating statement, because many of the gemstones were associated with the Company's research and development program. There were no sales for the second quarter of 1997.

Gross profit was $66,534 or 33% of net sales for the quarter ended June 30, 1998. Gross profit related entirely to sales of the Company's proprietary test instrument. These margins decreased slightly from the first quarter of 1998 due to the Company entering into volume distribution agreements for its testers. Gross margins will likely decrease through the remainder of 1998 as the Company enters into additional volume distribution agreements for testers, as it potentially experiences pricing pressures on its testers from the introduction of competitive test instruments, and as it increases sales of its moissanite gemstones which will have a lower initial gross margin as the Company and Cree work to improve yields from the crystal growth process.

Research and development expenses increased from $251,307 for the three months ended June 30, 1997 to $1,088,331 for the three months ended June 30, 1998. The increase was primarily attributable to development expenses incurred under the Company's June 1997 Development Agreement and January 1998 Supplemental Development Agreement with Cree Research, Inc. under which Cree has pursued development of a fully repeatable process for producing larger diameter SiC crystals in specified comparable diamond color grades. The increase was also due to increased expenditures for the Company's internal development of prototype gemstone pre-forming and faceting operations and compensation expense for Company research and development staff.

Marketing and sales expenses increased from $24,904 for the three months ended June 30, 1997 to $512,863 for the three months ended June 30, 1998. The increase was primarily due to compensation expense associated with the expansion of the Company's sales staff, increased market research expenditures, and the development of consumer advertising campaigns and marketing materials.

General and administrative expenses rose from $135,371 for the three months ended June 30, 1997 to $686,456 for the three months ended June 30, 1998. The increase primarily reflected compensation and other expenses related to additional staff, occupancy expenses, regulatory expenses, and investor relations.

Net interest income increased from $79,957 for the three months ended June 30, 1997 to $473,690 for the three months ended June 30, 1998. This increase resulted from higher interest income earned on higher cash balances due primarily to the investment of proceeds from the Company's initial public offering in November 1997.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997.

Net sales for the six months ended June 30, 1998, were $452,565, which resulted entirely from sales of the Company's proprietary test instrument. In addition, the Company generated net sales of approximately $324,000 for gemstones, which have been netted against research and development expenses on the operating statement, because many of the gemstones were associated with the Company's research and development program. There were no sales for the six months ended June 30, 1997.

Gross profit was $162,013 or 36% of net sales for the six months ended June 30, 1998. Gross profit related entirely to sales of the Company's proprietary test instrument. Gross margins will likely decrease through the remainder of 1998 as the Company enters into additional volume distribution agreements for its testers, as it potentially experiences pricing pressures on its testers from the introduction of competitive test instruments, and as it introduces its gemstones which will have a lower initial gross margin as the Company and Cree Research, Inc. work to improve yields from the crystal growth process.

Research and development expenses increased from $452,571 for the six months ended June 30, 1997 to $2,410,843 for the six months ended June 30, 1998. The increase was primarily attributable to development expenses incurred under the Company's June 1997 Development Agreement and January 1998 Supplemental Development Agreement with Cree Research, Inc. under which Cree has pursued development of a fully repeatable process for producing larger diameter SiC crystals in specified comparable diamond color grades. The increase was also due to increased expenditures for the Company's internal development of prototype gemstone pre-forming and faceting operations and compensation expense for Company research and development staff.

Marketing and sales expenses increased from $46,611 for the six months ended June 30, 1997 to $1,273,999 for the six months ended June 30, 1998. The increase was primarily due to compensation and travel expense, increased market research expenditures, development of consumer advertising campaigns, and jewelry industry focused advertising activities.

General and administrative expenses rose from $316,154 for the six months ended June 30, 1997 to $1,298,287 for the six months ended June 30, 1998. The increase primarily reflected compensation expense of additional staff, occupancy expenses, regulatory and investor relations, and franchise tax. In the first half of 1997, the Company had few paid employees.

Net interest income increased from $113,376 for the six months ended June 30, 1997 to $994,185 for the six months ended June 30, 1998. This increase resulted from higher interest income earned on higher cash balances due primarily to the investment of proceeds from the Company's initial public offering in November 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily from the net proceeds of its initial public offering of common stock in November 1997 and, prior to such offering, from the net proceeds of private equity sales. The net proceeds from the initial public offering were $41,072,982. During the second quarter of 1998, the Company used $2,439,596 to fund operations and $213,166 to fund capital expenditures and patent expenses. At June 30, 1998, the Company had approximately $39 million of cash and equivalents and approximately $37.8 million of working capital. The Company anticipates that its existing capital resources will be adequate to satisfy its capital requirements for at least the next 12 months.

Due to developments in the Company's business, several balance sheet items changed during the quarter. Accounts receivable and inventories have increased significantly over December 1997 levels due to the introduction of moissanite gemstones and the moissanite/diamond test instrument. In addition, accrued expenses increased over fiscal year-end levels primarily as a result of payroll and benefit expenses.

In May 1998, the Company agreed to acquire approximately $3.4 million of crystal growth systems from Cree to provide additional production capacity for silicon carbide crystals. The Company will pay the purchase price of the systems on a monthly basis as the systems are manufactured. Once completed, the systems will remain at Cree where Cree will use them to produce SiC crystals for the Company. When the systems are fully depreciated, the Company is obligated to transfer title to Cree. The first of these systems will come on-line during August 1998 with the balance coming on line through the remainder of 1998. The Company intends to fund the purchase of these systems from its existing cash and equivalents.

In July 1998, the Company entered into an Amended and Restated Development Agreement (the "Agreement") with Cree whereby Cree is focusing its development efforts on increasing the yield of usable material in each silicon carbide crystal manufactured for use in producing moissanite gemstones. See Note 5 of the Condensed Financial Statements and Item 5 of Part II of this Quarterly Report. Under the Agreement, the Company is required to fund the development program at $2.88 million annually as long as Cree meets certain performance milestones. The Company has also entered into a number of agreements with specialty retail jewelry stores in the United States and with international distributors. See Item 5 of Part II of this Quarterly Report. To support this expansion of its distribution network, the Company has begun to build an inventory of moissanite gemstones and intends to significantly increase its advertising and marketing expenditures. The Company intends to fund these development activities, inventories and advertising and marketing expenditures from its existing cash and equivalents.

PART II - OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

On November 14, 1997, the Securities and Exchange Commission declared the Company's Registration Statement on Form S-1 (File No. 333-36809) to be effective. The net proceeds of this offering were $41,072,982. As of June 30, 1998, the Company had approximately $34,165,800 of the remaining net proceeds of the offering invested in money market accounts, debt instruments having an original maturity of three months or less and other highly liquid investments. Approximately $3,200,800 of the proceeds have been used in research and development, of which $91,200 was paid to officers, directors or shareholders owning more than ten percent of the Common Stock outstanding. The Company has also used approximately $2,279,900 to fund sales, marketing and administrative expenses, of which $116,000 was paid to officers, directors or shareholders owning more than ten percent of the Common Stock outstanding. The Company also expended approximately $1,090,100 to build inventory of its products. In addition, the Company spent $336,400 to acquire and install certain computerized wafering and preform development equipment and other equipment.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of C3, Inc. was held on June 23, 1998. At the meeting, the shareholders voted on the election of directors and the selection of independent auditors. The following eight nominees were elected to the Board of Directors: Jeff N. Hunter, Kurt Leutzinger, Kurt Nassau, Howard Rubin, Frederick A. Russ, Ollin B. Sykes, Richard G. Hartigan, Jr., and Joel N. Levy. Additionally, the appointment of Deloitte & Touche LLP as independent auditors for the Company for the fiscal year ending December 31, 1998 was ratified. The number of votes cast for, against or withheld, as well as the number of abstentions, for each proposal are as follows:

A.  Election of Directors
                                           Votes                       Votes
Director Nominee                            For                       Withheld
------------------------------------------------------------------------------
Jeff N. Hunter                           4,021,545                     14,000
Kurt Leutzinger                          3,892,168                    143,377
Kurt Nassau                              4,018,545                     17,000
Howard Rubin                             4,021,545                     14,000
Frederick A. Russ                        4,021,545                     14,000
Ollin B. Sykes                           4,014,545                     21,000
Richard G. Hartigan, Jr.                 4,014,545                     21,000
Joel N. Levy                             4,021,545                     14,000


B. Ratification of Deloitte & Touche LLP as auditors for fiscal year ending December 31, 1998

                         Votes For         Votes Against        Abstentions
--------------------------------------------------------------------------------
Ratification of
Deloitte & Touche LLP    4,021,718             2,200              11,627

ITEM 5:  OTHER INFORMATION

In June 1998, the Company announced two key management additions. Robert Thomas was appointed President and Chief Operating Officer and Dr. Mark
Kellam was appointed Director of Technology. Mr. Thomas has more than 20 years of company operating experience, most recently with Morven Partners, one of the nations largest processors and distributors of raw and processed edible nuts. Dr. Kellam has more than 15 years of experience in semi-conductor manufacturing technology and specializes in optical properties of materials like silicon carbide.

The Company has entered into a number of agreements with specialty retail jewelry stores in its initial launch cities of Miami/Fort Lauderdale, Florida and Atlanta, Georgia as well as certain other locations in the United States. The initial consumer launch activities in Miami/Fort Lauderdale and Atlanta began in mid-July 1998. Additionally, the Company has entered into 6 international agreements for distribution of moissanite gemstones in 10 countries and various areas in the Caribbean. The international agreements require the purchase of an aggregate of approximately $9 million of moissanite gemstones through the year 2000, with approximately $850,000 of those purchases in 1998.

Additionally, in July 1998, the Company entered into an Amended and Restated Development Agreement (the "Agreement") with its exclusive supplier, Cree Research, Inc. (Cree), which is focused on increasing the yield of usable material in each silicon carbide crystal manufactured by Cree for use by C3 in the production of lab-created moissanite gemstones. The companies have agreed on the definition of a "repeatable process" in the KLMN comparable diamond color range. In June 1998 Cree demonstrated its ability to meet that definition for 2-inch diameter crystals and has now begun to produce 2-inch crystals using that process. The Agreement establishes performance milestones for 1999 and contemplates that the Company and Cree will revise the performance milestones annually to provide both parties with more flexibility to pursue further color and yield improvements on both 2-inch and 3-inch diameter crystals. The 4-year Agreement replaces the June 1997 Development Agreement and the 1998 Supplemental Development Agreement between the parties and requires the Company to fund the program at $2.88 million annually. Either party may terminate the Agreement if Cree does not meet the annual performance milestones or if the Company and Cree do not mutually agree on the performance milestones for the ensuing year.

Under certain conditions, shareholders may request the Company to include a proposal for action at a forthcoming meeting of the shareholders of the Company in the proxy materials of the Company for such meeting. All shareholder proposals intended to be presented at the 1999 Annual Meeting of the Shareholders of the Company must be received by the Company no later than January 22, 1999 for inclusion in the Proxy Statement and proxy card relating to such meeting. In addition, if a shareholder desires to make a proposal from the floor during the meeting and written notice of such proposal is not received by the Company at least sixty days prior to the meeting, the shareholder proposal will be considered untimely and the proxies appointed pursuant to the proxy cards will have discretionary authority to vote for or against that proposal at the meeting even though the proposal is not discussed in the Proxy Statement.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

    Exhibit 10.25 Amended and Restated  Development  Agreement,  dated July 1,
                  1998 between Cree Research, Inc. and C3, Inc.*

    Exhibit 10.26 Letter  Agreement  dated,   July  14,  1998,   between  Cree
                  Research, Inc. and C3, Inc.*

    Exhibit 27.1  Financial Data Schedule

    *The Company has requested that certain portions of this exhibit be given confidential treatment. An unredacted version of this Exhibit has been filed with the Commission.

    (b) Report on Form 8-K

The Company did not file any reports on 8-K during the three months ended June 30, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C3, Inc.

Dated:  August 7, 1998          /s/ Jeff  N. Hunter
                                -------------------
                               Jeff N. Hunter
                               Chief Executive Officer and Chairman of the Board and Director
                               (Principal Executive Officer)





Dated:  August 7, 1998          /s/ Mark W. Hahn
                                ----------------
                                Mark W. Hahn
                                Chief Financial Officer
                                (Principal Financial and
                                Accounting Officer)