Form 10-Q
period 1998-09-30
C3 INC /NC/
filed 1998-11-12
CIK 1015155

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                    FORM 10-Q


(Mark One)
[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the quarterly period ended September 30, 1998
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the transition period from _____________________to______________________


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

                                  919-468-0399
                     --------------------------------------
                         (Registrant's telephone number,
                              including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X   No
                                      ---    ---


As of November 9, 1998 there were 6,972,009 shares of the Registrant's Common Stock, no par value per share, outstanding.

                                    C3, Inc.
                                      Index

Part I.   Financial Information

--------------------------------------------------------------------------------

Item 1.   Financial Statements

           Condensed Balance Sheets - September 30, 1998 And December 31, 1997

           Condensed Statements of Operations - Three Months And Nine Months Ended September 30, 1998 And 1997

           Condensed Statements Of Cash Flows - Nine Months Ended September 30, 1998 And 1997

           Notes To Condensed Financial Statements

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations


Part II.  Other Information

--------------------------------------------------------------------------------

Item 2.   Changes In Securities And Use Of Proceeds

Item 5.   Other Information

Item 6.   Exhibits And Reports On Form 8-K

Signatures

Part I.   Financial Information

Item 1.   Financial Statements

                                    C3, Inc.
                            Condensed Balance Sheets

                                                    September 30,   December 31,
                                                        1998            1997
                                                    ------------    ------------
Assets                                              (Unaudited)
Current Assets:
     Cash and equivalents                           $ 34,401,501    $ 43,980,385
     Accounts receivable, net                            524,086           4,298
     Interest receivable                                 159,848         177,654
     Inventories                                       1,812,887         278,602
     Prepaid expenses and other assets                   300,803          73,274
                                                    ------------    ------------
              Total current assets                    37,199,125      44,514,213


Equipment, net                                         3,655,028         214,990
Patent and license rights, net                           207,388         143,886
                                                    ------------    ------------
              Total assets                          $ 41,061,541    $ 44,873,089
                                                    ============    ============

Liabilities and Shareholders' Equity
Current Liabilities:
     Accounts payable:
              Cree Research, Inc.                   $  1,412,483    $    567,110
              Other                                      345,206         237,186
     Accrued expenses                                    309,399
     Deferred revenue                                     71,906          22,512
                                                    ------------    ------------
              Total current liabilities                2,138,994         826,808

Commitments and Contingencies

Shareholders' Equity:

     Common stock                                     47,821,538      47,743,431
     Additional paid-in capital - stock options        1,855,039       1,632,804
     Accumulated deficit                             (10,754,030)     (5,329,954)
                                                    ------------    ------------
              Total shareholders' equity              38,922,547      44,046,281
                                                    ------------    ------------
              Total liabilities and shareholders'
               equity                               $ 41,061,541    $ 44,873,089
                                                    ============    ============

See notes to Condensed Financial Statements

                                    C3, Inc.
                       Condensed Statements Of Operations
                                   (Unaudited)

                                     Three Months Ended              Nine Months Ended
                                       September 30,                   September 30,
                                 ---------------------------   ----------------------------
                                    1998           1997            1998            1997
                                 ------------  -------------   -----------    -------------

Net sales                        $ 1,326,373    $      --      $ 1,778,938    $      --
Cost of goods                      1,089,648           --        1,380,200           --
                                 -----------    -----------    -----------    -------------
Gross profit                         236,725           --          398,738           --
Operating expenses:
    Marketing and sales              928,598        186,786      2,202,597        233,397
    General and administrative       543,018        352,858      1,885,224        675,661
    Research and development         785,869        577,347      3,196,711      1,029,918
                                 -----------    -----------    -----------    -------------
Total operating expenses           2,257,485      1,116,991      7,284,532      1,938,976
                                 -----------    -----------    -----------    -------------


Operating loss                    (2,020,760)    (1,116,991)    (6,885,794)    (1,938,976)

Interest income, net                 467,532         71,031      1,461,718        184,407
                                 -----------    -----------    -----------    -------------

Net loss                        $ (1,553,228)   $(1,045,960)   $(5,424,076)   $(1,754,569)
                                   =========      =========      =========      =========
Basic and  diluted net loss
     per share                  $      (0.22)   $     (0.46)   $     (0.78)   $     (0.78)
                                   =========      =========      =========      =========
Weighted-average common
     shares, basic and diluted     6,956,071      2,261,102      6,945,356      2,261,102
                                   =========      =========      =========      =========

See notes to Condensed Financial Statements.

                                    C3, Inc.
                       Condensed Statements Of Cash Flows
                                   (Unaudited)

                                                       Nine Months Ended September 30,
                                                       -------------------------------
                                                            1998            1997
                                                        ------------    ------------
Operating Activities:
Net loss                                                $ (5,424,076)   $ (1,754,569)
Adjustments:
     Depreciation and amortization                           106,345          14,668
     Compensation  expense  related  to stock options        276,648         175,000
     Change  in  operating  assets  and liabilities:
          Net change in assets                            (2,263,796)       (130,332)
          Net change in liabilities                          754,901         457,107
                                                        ------------    ------------
     Net cash used by operating activities                (6,549,978)     (1,238,126)
                                                        ------------    ------------

Investing Activities:
Purchase of equipment                                     (2,980,066)        (91,317)
Patent costs                                                 (72,534)        (81,527)
                                                        ------------    ------------
     Net cash used by investing activities                (3,052,600)       (172,844)
                                                        ------------    ------------
Financing Activities:
Stock options exercised                                       23,694            --
Proceeds from preferred stock offerings,
           net of costs                                         --         4,981,376
                                                        ------------    ------------
     Net cash provided by financing activities                23,694       4,981,376
                                                        ------------    ------------

Net change in cash and equivalents                        (9,578,884)      3,570,406

Cash and equivalents, beginning of period                 43,980,385       1,167,458
                                                        ------------    ------------
Cash and equivalents, end of period                     $ 34,401,501    $  4,737,864
                                                        ============    ============

See notes to Condensed Financial Statements.

                                    C3, Inc.
                     Notes To Condensed Financial Statements
                                   (Unaudited)

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


2.  Inventories

Inventories are stated at the lower of cost or market. Inventories consisted of the following:

                                  September 30,  December 31,
                                     1998            1997
                                  ------------   -------------

        Raw materials             $   37,240       $     --

        Work in process              356,553          278,602

        Finished goods             1,419,094             --
                                  ----------       ----------

        Total inventory           $1,812,887       $  278,602
                                  ==========       ==========

3.    Non-Cash Operating Expenses

During the quarter ended September 30, 1998, in accordance with Accounting Principals Board Opinion No. 25, the Company recorded compensation expense of approximately $130,000 relating to stock options. Cumulatively for the nine months ended September 30, 1998, such compensation expense aggregated approximately $277,000. Compensation expense related to stock options for the quarter and nine months ended September 30, 1997 was approximately $109,000. This compensation expense is recorded in general and administrative expense in the statements of operations.


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

In June, 1998, Statement of Financial Accounting Standards No. 133 ("FAS 133"), Accounting for Derivative Instruments and Hedging Activities, was issued. This statement establishes standards for valuing and reporting at fair value all derivative instruments as either assets or liabilities. FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company has not evaluated the impact of the adoption of this Statement on the consolidated financial statements.

Item 2: Management's Discussion And Analysis Of Financial Condition And Results Of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that relate to the Company's future plans, objectives, estimates and goals. These statements are subject to numerous risks and uncertainties, including macro and micro economic factors that affect businesses operating in the international economy, the Company's reliance on Cree Research, Inc. ("Cree") as a developer and supplier of silicon carbide crystals, the level of growth in domestic and international gemstone jewelry markets, the level of market acceptance of and demand for the Company's products, and the actions of existing and potential competitors. These and other risks and uncertainties are described under the heading "Business Risks" in the Company's Form 10-K for the year ended December 31, 1997, which was filed with the Securities and Exchange Commission on March 31, 1998. While the Company is no longer a development stage company, it remains subject to the risks and uncertainties described therein. These risks and uncertainties could cause actual results and developments to be materially different from those expressed or implied by any of the forward-looking statements included herein.

Overview

From its inception in June 1995 through June 30, 1998, the Company was a development stage enterprise that devoted its resources to funding research and development of colorless lab-created moissanite gemstones, market research, developing initial consumer marketing themes and assembling a management team. The Company's principal business is the manufacture, marketing and distribution of lab-created moissanite gemstones ("Moissanite"). Moissanite is being marketed as an exclusive new gemstone with properties, including brilliance, fire and hardness that rival other fine gemstones like diamonds, sapphires, rubies and emeralds.

The Company began shipping Moissanite to retailers in Atlanta and Miami/Ft. Lauderdale during the second quarter of 1998, and, in July 1998, launched consumer-focused advertising and promotion activities in those areas. During the third quarter of 1998 the Company expanded the number of retailers in the southeastern states of North Carolina, South Carolina, Georgia and Florida and increased the number of international distributors. Throughout the balance of 1998, the Company will focus on the market introduction of Moissanite throughout the southeastern United States and will continue limited distribution and promotional activities in domestic locations outside this region. The Company will also continue its efforts to expand the international distribution of Moissanite.

The Company expects its sales volumes to increase gradually as it increases production capacity and as the market introduction expands geographically. As distribution of Moissanite expands, the Company will incur increasing spending levels as it continues to make investments in development efforts with Cree to increase production volumes of lower cost moissanite, as it makes investments in receivables, inventory and manufacturing equipment, and as it increases advertising, marketing and personnel expenditures. The Company expects to continue operating at a loss through part or all of 1999. Moreover, there can be no assurance that the Company will ever achieve the expected sales increases or profitability or that if profitability is achieved, that such profitability can be sustained.

Results Of Operations

Three Months ended September 30, 1998 compared with Three Months ended September 30, 1997.

Net sales for the quarter ended September 30, 1998, were $1,326,373. The Company generated net sales of approximately $1,200,000 from Moissanite and approximately $110,000 from the Company's proprietary test instrument. Prior to July 1, 1998 sales of Moissanite were netted against research and development expenses. There were no sales for the third quarter of 1997.

Gross profit was $236,725 or 18% of net sales for the quarter ended September 30, 1998. These margins decreased from the second quarter of 1998 in which the gross margin was 33% due to the Company's introduction of Moissanite which initially has lower gross margins than the Company's test instrument. The Company will seek to gradually increase gross margins for Moissanite as the Company and Cree work to improve yields from the crystal growth process. Gross margins for test instruments will likely decrease over time as the Company enters into additional volume distribution agreements and if it experiences pricing pressures on its testers anticipated to occur with the introduction of competitive test instruments.

Research and development expenses increased from $577,347 for the three months ended September 30, 1997 to $785,869 for the three months ended September 30, 1998. Research and development expenses increased by approximately $260,000 under the Company's July 1998 Amended and Restated Development Agreement with Cree Research, Inc. The July 1998 agreement replaces the two previous development agreements between C3 and Cree and provides both parties increased flexibility to pursue further color and yield improvements on both 2-inch and 3-inch diameter crystals. This increase was offset by a reduction of internal development costs of approximately $50,000 primarily due to production personnel costs moving out of research and development expenses as the Company emerged from the development stage.

Marketing and sales expenses increased from $186,786 for the three months ended September 30, 1997 to $928,598 for the three months ended September 30, 1998. The increase was primarily due to consumer-focused advertising and marketing expenses associated with the initial launch of Moissanite in the Atlanta and Miami/Ft. Lauderdale areas and compensation expense associated with the expansion of the Company's sales staff.

General and administrative expenses rose from $352,858 for the three months ended September 30, 1997 to $543,018 for the three months ended September 30, 1998. The increase primarily reflected compensation and other expenses related to additional staff, occupancy expenses, investor relations and legal expenses associated with business expansion and additional SEC compliance obligations incurred as a public company.

Net interest income increased from $71,031 for the three months ended September 30, 1997 to $467,532 for the three months ended September 30, 1998. This increase resulted from higher interest income earned on higher cash balances due primarily to the investment of proceeds from the Company's initial public offering in November 1997.

Nine Months ended September 30, 1998 compared with Nine Months ended September 30, 1997.

Net sales for the nine months ended September 30, 1998, were $1,778,938. The Company generated net sales of approximately $1,200,000 from Moissanite and approximately $560,000 from the Company's proprietary test instrument. In addition, during the first six months of 1998 prior to emerging from the development stage, the Company generated net sales of approximately $324,000 for gemstones, which have been netted against research and development expenses on the operating statement because many of the gemstones were associated with the Company's research and development program. There were no sales for the nine months ended September 30, 1997.

Gross profit was $398,738 or 22% of net sales for the nine months ended September 30, 1998. Gross margins decreased compared to the six months ended June 30, 1998 in which the gross margins were 36%, due to the Company's introduction of Moissanite which initially has lower gross margins than the Company's test instrument. The Company will seek to gradually increase gross margins for Moissanite as the Company and Cree work to improve yields from the crystal growth process. Gross margins for test instruments will likely decrease over time as the Company enters into additional volume distribution agreements and if it experiences pricing pressures on its testers anticipated to occur with the introduction of competitive test instruments.

Research and development expenses increased from $1,029,918 for the nine months ended September 30, 1997 to $3,196,711 for the nine months ended September 30, 1998. Approximately 1,960,000 of the increase was attributable to development expenses incurred under the Company's June 1997 Development Agreement, January 1998 Supplemental Development Agreement, and July 1998 Amended and Restated Development Agreement with Cree Research, Inc. The July 1998 agreement replaces the two previous development agreements between C3 and Cree and provides both parties increased flexibility to pursue further color and yield improvements on both 2-inch and 3-inch diameter crystals. The remaining increase was due to increased expenditures for the Company's internal development of prototype gemstone pre-forming and faceting operations and compensation expense for Company research and development staff.

Marketing and sales expenses increased from $233,397 for the nine months ended September 30, 1997 to $2,202,597 for the nine months ended September 30, 1998. The increase was primarily due to development and execution of consumer-focused advertising and marketing expenses associated with the initial launch of Moissanite in the Atlanta and Miami/Ft. Lauderdale areas, compensation and travel expense and increased market research expenditures.

General and administrative expenses rose from $675,661 for the nine months ended September 30, 1997 to $1,885,224 for the nine months ended September 30, 1998. The increase primarily reflected compensation and other expenses related to additional staff, occupancy expenses, investor relations and legal expenses associated with business expansion and additional SEC compliance obligations incurred as a public company. During the first nine months of 1997, the Company had few paid employees.

Net interest income increased from $184,407 for the nine months ended September 30, 1997 to $1,461,718 for the nine months ended September 30, 1998. This increase resulted from higher interest income earned on higher cash balances due primarily to the investment of proceeds from the Company's initial public offering in November 1997.

Liquidity And Capital Resources

The Company has financed its operations primarily from the net proceeds of its initial public offering of common stock in November 1997 and, prior to such offering, from the net proceeds of private equity sales. The net proceeds from the initial public offering were $41,072,982. During the third quarter of 1998, the Company used $1,989,600 to fund operations and $2,702,774 to fund capital expenditures and patent expenses. At September 30, 1998, the Company had approximately $34.4 million of cash and equivalents and approximately $35.1 million of working capital. The Company anticipates that its existing capital resources will be adequate to satisfy its capital requirements for at least the next 12 months.

Due to developments in the Company's business, several balance sheet items changed during the quarter. Accounts receivable and inventories have increased significantly over December 1997 levels due to the introduction of Moissanite and the moissanite/diamond test instrument. In addition, accrued expenses increased over fiscal year-end levels primarily as a result of payroll and benefit expenses. Accounts payable, particularly those to Cree, have also increased significantly as a result of the Company's acquisition of additional crystal growth systems from Cree used to produce silicon carbide crystals, payables for purchases of silicon carbide crystals, and increased expenditures under the Amended and Restated Development Agreement with Cree.

In May 1998, the Company agreed to acquire approximately $3.4 million of crystal growth systems from Cree to provide additional production capacity for silicon carbide crystals. The Company is paying the purchase price of the systems on a monthly basis as the systems are manufactured. Once completed, the systems will remain at Cree where Cree will use them to produce silicon carbide crystals for the Company. When the systems are fully depreciated, the Company is obligated to transfer title to Cree. The first of these systems came on-line during August 1998 with the balance expected to come on line through the remainder of 1998. Through September 30, 1998, the Company has funded approximately $2,650,000 of the purchases and will fund the balance of the purchase of these systems from its existing cash and equivalents.

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

Year 2000 Compliance

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept entries to distinguish 21st century dates from 20th century dates. The inability to recognize or properly treat dates subsequent to December 31, 1999 may cause a company's systems and applications to process critical financial and operational information incorrectly. The Company has undertaken a program to address the Year 2000 issue with respect to the following: (i) the Company's information technology and operating systems; and (ii) certain systems of the Company's major suppliers, including Cree (insofar as such systems relate to the Company's business activities with such parties).

As part of its evolution to an operating company, the Company has selected and is in the process of implementing an enterprise-wide information technology system to support the long-term information needs of the Company. The Company has received written confirmation from the software vendor that the information technology system selected by the Company is fully Year 2000 compliant. The Company anticipates that the implementation of this system and testing of the Year 2000 compliance of the system will be completed by December 31, 1998 and that the Year 2000 issue will not pose significant operational problems for its computer systems. The Company is in the process of reviewing its non-information technology systems for Year 2000 compliance and expects this review to be complete by mid 1999. The Company believes the Year 2000 exposure with respect to those systems is insignificant.

The Company has also initiated communications with its significant suppliers and vendors, including Cree. The Company is coordinating efforts with these parties to minimize the extent to which its business will be vulnerable to their failure to remediate their own Year 2000 issues. The Company has received confirmation from its significant suppliers and vendors that they have developed plans to address the Year 2000 compliance issues of their systems prior to December 31, 1999.

The crystal growth systems which Cree uses to produce silicon carbide crystals for the Company are dependent upon microprocessors. Although Cree has confirmed to the Company that it is addressing the Year 2000 issues with respect to all of its systems including the crystal growth systems, the Company has not yet been informed that compliance has been achieved for the growth systems. Any loss or delay in the receipt of silicon carbide crystals could indefinitely delay deliveries of Moissanite to the Company's customers which would have a materiel adverse impact on the Company's business, operating results and financial condition. The Company will continue to monitor this issue with Cree.

There can be no assurance that the systems of such third parties on which the Company's business relies will be modified on a timely basis. The Company's business, financial condition or results of operations could be materially adversely affected by the failure of its systems or those operated by other parties to operate properly beyond December 31, 1999. To the extent possible, the Company will be developing and executing contingency plans designed to allow continued operation in the event of failure of the Company's or third parties' systems.

Part II - Other Information

Item 2: Changes In Securities And Use Of Proceeds

On November 14, 1997, the Securities and Exchange Commission declared the Company's Registration Statement on Form S-1 (File No. 333-36809) to be effective. The net proceeds of this offering were $41,072,982. As of September 30, 1998, the Company had approximately $28,884,100 of the remaining net proceeds of the offering invested in money market accounts, debt instruments having an original maturity of three months or less and other highly liquid investments. Approximately $3,986,700 of the proceeds have been used in research and development, of which $130,325 was paid to officers, directors or shareholders owning more than ten percent of the Common Stock outstanding. The Company has also used approximately $3,453,200 to fund sales, marketing and administrative expenses, of which $205,000 was paid to officers, directors or shareholders owning more than ten percent of the Common Stock outstanding. The Company also expended approximately $1,718,900 to build inventory of its products. In addition, the Company acquired $3,030,100 of production equipment, including $2,650,000 of crystal growth systems from Cree, certain computerized wafering and preform development equipment, and other equipment.

Item 5:  Other Information

On October 15, 1998, the Company's board of directors increased its size to nine members and elected Barbara Kotlikoff as a director. Ms. Kotlikoff has more than 20 years experience in the jewelry, fashion and advertising industries. Since 1995, Ms. Kotlikoff has been a senior executive with Monet Group, Inc., a privately held manufacturer and distributor of jewelry, and currently serves as Monet's president and managing director - international. Upon the election of Ms. Kotlikoff, the board of directors was classified into three groups of three directors each. The first group, consisting of Jeff N. Hunter, Barbara Kotlikoff and Kurt Leutzinger, will serve until the 1999 annual meeting of shareholders, the second group, consisting of Howard Rubin, Joel N. Levy and Ollin B. Sykes, will serve until the 2000 annual meeting of shareholders and the third group, consisting of Richard G. Hartigan, Jr., Kurt Nassau and Frederick A. Russ, will serve until the 2001 annual meeting of shareholders. Beginning with the 1999 annual meeting of the shareholders, directors will be elected for an initial term of three years.

The Company has entered into a number of agreements with specialty retail jewelry stores in 47 cities, primarily in the initial launch area of the Southeastern United States. The initial consumer launch activities in the Southeastern United States began in mid-July 1998. Additionally, the Company has entered into 8 international agreements for distribution of moissanite gemstones in 16 countries and various areas in the Caribbean. The international agreements require the purchase of an aggregate of approximately $19 million of moissanite gemstones through the year 2000, with approximately $1.4 million of those purchases during calendar 1998.

On October 20, 1998, Cree Research, Inc., the Company's exclusive supplier of silicon carbide crystals, achieved the first milestone for 3-inch diameter crystals under the Amended and Restated Development Agreement with Cree entered into in July 1998 by producing, in development, a 3-inch crystal meeting mutually agreed upon yields of useable material. A 3-inch crystal can produce approximately twice as many moissanite gemstones as a 2-inch crystal with the same percentage of useable material. Future activities under the development program will be focused on moving this initial achievement to a repeatable process and then into a manufacturing process. The Agreement establishes performance milestones for 1999 and contemplates that the Company and Cree will revise the performance milestones annually to provide both parties with more flexibility to pursue further color and yield improvements on both 2-inch and 3-inch diameter crystals.

In March and September 1998, the Company entered into a first and second amendment, respectively, to its agreement with John M. Bachman, Inc. ("JMB"). These amendments provide for the Company to advance JMB additional funds to expand the production facilities of its affiliate which facets the Company's Moissanite gemstone preforms. These funds will be repaid through reductions to future cutting charges, which have been increased on a per stone basis to reflect additional services to be provided by JMB. The amendments also grant the Company a right of first refusal to acquire any excess gemstone cutting capacity that occurs at JMB's affiliate and any equity securities offered by JMB or its affiliate. The amendments extend the term of the Company's agreement with JMB to December 31, 2000. The Company has the right to terminate the agreement at any time after January 1, 2000 upon 90 days written notice.

Item 6:  Exhibits And Reports On Form 8-K

    (a)  Exhibits

    Exhibit 10.27 Employment Agreement, dated April 6, 1998, between Mark Kellam and C3, Inc.
    Exhibit 10.28 First Amendment to Agreement dated March 23, 1998, between
                  John M. Bachman, Inc. and C3, Inc.*
    Exhibit 10.29 Second Amendment to Agreement, dated September 28, 1998 between John M. Bachman, Inc. and C3, Inc.*
    Exhibit 27.1  Financial Data Schedule


    * The Company has requested that certain portions of this Exhibit be given confidential treatment. An unredacted version of this Exhibit has been filed with the Commission.



    (b) Report on Form 8-K

The Company did not file any reports on 8-K during the three months ended September 30, 1998.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C3, Inc.

Dated:  November 9, 1998          /s/ Jeff  N. Hunter
                                  -------------------
                                  Jeff N. Hunter
                                  Chief Executive Officer and Chairman of the
                                  Board and Director
                                  (Principal Executive Officer)





Dated:  November 9, 1998          /s/ Mark W. Hahn
                                  ----------------
                                  Mark W. Hahn
                                  Chief Financial Officer
                                  (Principal Financial and
                                  Accounting Officer)