Form 10-K
period 1998-12-31
C3 INC /NC/
filed 1999-03-18
CIK 1015155

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                    FORM 10-K


(Mark One)
[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1998

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________to__________________


                        COMMISSION FILE NUMBER: 000-23329


                                    C3, INC.

--------------------------------------------------------------------------------

             (Exact name of Registrant as specified in its charter)

                North Carolina                                   56-1928817
                --------------                                   ----------
(State or other jurisdiction of incorporation)      (I.R.S. Employer Identification No.)

3800 Gateway Boulevard, Suite 310, Morrisville, N.C.               27560
----------------------------------------------------               -----
     (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code: (919) 468-0399
                                                    ---------------

           Securities registered pursuant to Section 12(b) of the Act:

                                      None
                                      ----

           Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, no par value per share
                      ------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of January 31, 1999 was $111,892,944. On January 31, 1999 there were 6,993,309 outstanding shares of the Registrant's Common Stock.

                       DOCUMENT INCORPORATED BY REFERENCE

Certain portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on May 17, 1999 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's judgment on future events. Because the Company is in the early stages of its key supplier's establishment of manufacturing processes and capacity and of building the Company's own distribution channels and has not yet engaged in significant revenue-producing activities, the Company is subject to risks and uncertainties that could cause the Company's actual performance and results to differ materially from those projected or discussed herein. These risks and uncertainties are discussed in "Business Risks" in Item 1 below and in "Risk Factors" in the Company's Prospectus dated November 14, 1997.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

The Company manufactures, markets and distributes lab-created moissanite gemstones (hereinafter referred to as moissanite or moissanite gemstones) for sale in the jewelry market. Moissanite, also known by its chemical name, silicon carbide (SiC), is a rare, naturally occurring mineral found primarily in meteorites. See "--Moissanite." Moissanite is being marketed as an exclusive new gemstone with properties, including brilliance, fire, luster and hardness that rival other fine gemstones like diamonds, rubies and emeralds. See "--Distribution, Marketing and Sales".

From its inception in June 1995 through June 30, 1998, the Company was a development stage enterprise that devoted its resources to funding research and development of moissanite gemstones, market research, developing initial consumer marketing themes and assembling a management team. The Company began shipping moissanite to jewelry retailers in Atlanta and Miami/Ft. Lauderdale during the second quarter of 1998, and, in July 1998, launched consumer-focused advertising and promotion activities in those areas. During the second half of 1998 the Company expanded the number of authorized retail jewelers in the southeastern states of North Carolina, South Carolina, Georgia and Florida. In addition, the Company continued limited distribution and promotional activities in domestic locations outside this region. The Company also entered into exclusive distribution agreements with a number of international distributors. See "--Distribution, Marketing and Sales".


The Company's moissanite gemstones are currently made from SiC crystals grown by Cree Research, Inc. ("Cree"). Cree has an exclusive license to a patent related to a process for growing large single crystals of SiC. To the Company's knowledge, there are currently no producers of SiC other than Cree that could readily supply lab-grown SiC crystals in qualities, sizes or volumes suitable for use as gemstones. The Company has certain exclusive licenses and supply rights with Cree for SiC materials to be used for gemstone applications. See "--Products and Product Development" and "Business Risks." The Chief Executive Officer of the Company and one of the founders of the Company are the brothers of the Chief Executive Officer of Cree. As of August 7, 1998, based on the shareholdings reported in Cree's Proxy statement dated October 1, 1998, Cree and certain of its officers and directors own approximately five percent (5%) of the Company's outstanding Common Stock.

The Company believes that its sales volumes will increase as the yield of salable gemstones from each crystal provided by Cree increases, larger diameter crystals are produced, additional crystal growth capacity is added, and as the market introduction of moissanite gemstones expands geographically. As distribution of moissanite expands, the Company will incur increasing spending levels as it continues to make investments in development efforts with Cree to increase production volumes and yields, as it makes investments in receivables, inventory and manufacturing equipment, and as it increases advertising, marketing and personnel expenditures. The Company expects to continue operating at a loss through at least part of 1999. Moreover, there can be no assurance that the Company will ever achieve the expected sales increases or profitability or that if profitability is achieved, that such profitability can be sustained. See "Business Risks."


THE JEWELRY MARKET

In 1997, worldwide retail jewelry sales were estimated to be in excess of $90 billion and jewelry sales in the United States were estimated to be approximately $35 billion. The volume of natural diamond, ruby, emerald and sapphire imported into the U.S. for jewelry consumption exceeds 30 million carats annually. In comparison, slightly more than 18,000 carats of moissanite were shipped worldwide in 1998 demonstrating the exclusive nature of this product.

DIAMOND JEWELRY. In 1997, worldwide retail diamond jewelry sales were estimated to be in excess of $52 billion and diamond jewelry sales in the United States were estimated to be $ 20.4 billion. In 1997, approximately 70 million pieces of diamond jewelry were sold worldwide of which over 32 million were sold in the United States. Over 80% of the diamond jewelry pieces sold domestically used settings other than engagement rings (i.e., pendants, bracelets, etc.).

DISTRIBUTION CHANNELS. Traditionally, jewelry has been sold to consumers through independent and chain jewelry stores and department stores. However, in the past two decades, non-traditional distribution channels have emerged including catalog showrooms, mass-market discounters, price clubs, mail order, TV shopping channels and the internet. Moissanite currently is sold through single and multiple location independent jewelry stores. Independent jewelry stores comprise approximately 50% of the estimated 40,000 retail jewelry outlets in the United States.

MOISSANITE

Moissanite is a rare, naturally occurring mineral which is found primarily in meteorites. The naturally occurring moissanite that has been found has generally been very small in size and dark green or black in color and is not a commercially viable gemstone material. Therefore, only lab-grown SiC crystals are expected to provide a meaningful source of moissanite for gemstones.

The Company believes that moissanite gemstones have unique features that compare favorably to diamond and other fine gemstones and that make it attractive for use as a gemstone which will result in market demand for the Company's products. Because of its unique atomic structure, moissanite can be grown in a variety of colors including blue, green or yellow. Additionally, although none have been produced to date, the color red is theoretically possible to grow. To date, the Company has focused its development, manufacturing and distribution efforts on the colorless form of moissanite.

It is generally accepted that, in addition to carat size, the most important characteristics of a gemstone are its beauty, durability and rarity. The beauty of gemstones is determined by the stone's color, brilliance,

"fire" and luster. The brilliance of a gemstone is measured by its refractive index or the extent to which it reflects light. The "fire" of a gemstone, or the breaking of light rays into the spectrum of colors, is measured by its dispersion. Luster is the amount of light that is reflected back to the observer from the surface of the gemstone. The durability of a gemstone is determined by the gem's hardness, or resistance to scratching, and its toughness, or resistance to chipping or cleaving. The gemstone's hardness also determines the extent to which brilliance and "fire" can be highlighted by cutting with sharp, highly polished facets. Rarity is the availability or perceived availability of a gemstone.

Based on their physical properties, the Company believes that moissanite gemstones compare favorably to diamond, ruby, emerald and other fine gemstones for beauty and durability. The refractive index and dispersion of moissanite gemstones are higher than other fine gemstones. The Company believes that the hardness of moissanite gemstones is greater than all known gemstone materials except diamond. As a result, the Company believes that moissanite gemstones, like diamond, can be cut with sharp, highly polished facets that accentuate their brilliance and "fire." The cutting specifications for moissanite gemstones are designed to maximize the brilliance and fire inherent in the material. Additionally, the Company evaluates the finished stones to exacting standards with automated video-imaging equipment and specially trained quality control personnel. In light of the very rare natural occurrence of moissanite and the proprietary and technical limitations in producing gem quality moissanite, the Company believes that moissanite is among the rarer gemstones.

The Company believes that other physical properties of moissanite gemstones compare favorably to diamond and other fine gemstones and will aid in jewelers' acceptance of its products. Moissanite gemstones, like diamond, can withstand high temperatures which allows jewelers to make extensive repairs to the jewelry setting without removing the stone and to use the same basic methods that are used to repair diamond jewelry.

The following table compares the physical properties of moissanite gemstones with other fine gemstone materials:

                               Gemstone Material Comparison (1)

                              Hardness                               Refractive                    Specific
Gemstone Material          (Mohs Scale) (2)         Toughness           Index        Dispersion     Gravity
-----------------         ----------------         ---------           -----        ----------     -------
Diamond                         10                    Good*              2.42           .044          3.52
Lab Created Moissanite (3)  9.25-9.50               Excellent          2.65-2.69      .090-.104     3.14-3.22
Sapphire & Ruby                  9                  Excellent          1.76-1.78        .018        3.90-4.00
Emerald                         7.5                Poor to Good        1.56-1.60        .014        2.69-2.75

*  In cleavage directions, otherwise excellent.

1. Sources: Gemological Institute Of America, Gem Reference Guide For The GIA Colored Stones, Gem Identification And Colored Stone Grading Courses 32-35, 65-82, 87-90 (1995); Cornelius S. Hurlburt, Jr. & Robert C.
      Kammerling, Gemology 320-324 (2d Ed. 1991); Kirk-Othmer Encyclopedia Of Chemical Technology 891-906 (4th Ed. 1994); Institution Of Electrical Engineers, Properties Of Silicon Carbide (Gary L. Harris, Ed., 1995); Robert Webster, Gems: Their Sources, Descriptions and Identification 889-940 (5th Ed. 1994); W. Von Muench, "Silicon Carbide" in Landolt-Boemstein Numerical Data and Functional Relationships in Science and Technology, New Series, Group III, Vol. 17C, pp. 403-416 and 585-592 (M. Schultz And H. Weiss, Eds., 1984); Kurt Nassau, Shane F. McClure, Shane Elen & James E. Shigley, "Synthetic Moissanite: A New Diamond Substitute" in Gems & Gemology, Winter 1997, 260-275.

2. The Mohs Scale is approximately logarithmic and quantitative comparisons of different gemstone materials cannot be made directly using the Mohs Scale. Moissanite gemstones are approximately 1/2 to 1/3rd as hard as diamond.

3. With the exception of the "Synthetic Moissanite: A New Diamond Substitute" article, the physical properties of moissanite gemstones set forth in the preceding table utilized materials from SiC crystals produced by parties other than the Company or Cree. These crystals had various sizes, colors and atomic structures that the Company believes made them unsuitable for use as a gemstone. The Company has conducted tests on the hardness, toughness and refractive index of samples of its gemstones, and the results of these tests are consistent with the results reported in this table. Because the Company, through development programs with Cree, continues to work toward improved quality of SiC crystals, the specific properties of the moissanite gemstones that will eventually be commercialized are not now known. However, the Company believes that the physical properties of its moissanite gemstones will fall within the ranges of the moissanite shown in this table.

PRODUCTS AND PRODUCT DEVELOPMENT

MOISSANITE GEMSTONES. The Company currently sells primarily colorless moissanite gemstones cut in the round brilliant shape in sizes ranging from 3 to 9mm (approximately .09 to 2.3 carats) to authorized domestic retail jewelers and exclusive international distributors. The Company also has available for sale to its authorized retail customers a limited number of pieces of custom designed jewelry featuring moissanite gemstones. The Company offers this jewelry as a result of customer demand and to explore other means of distributing moissanite gemstones. For the foreseeable future, the Company plans to continue to sell loose round brilliant cut moissanite gemstones primarily in sizes of two carats or less. Demand for larger size stones in the one to two carat range currently exceeds supply. Over time, the Company intends to market a greater percentage of larger carat gemstones depending on progress made by Cree in improving yields. In 1999, the Company began distribution of a limited quantity of green moissanite gemstones to evaluate the market potential of colored moissanite. In addition, the Company may elect to offer, from time to time, additional cuts or colors of moissanite gemstones.

AMENDED AND RESTATED EXCLUSIVE SUPPLY AGREEMENT WITH CREE. On June 6, 1997, the Company and Cree entered into the Amended and Restated Exclusive Supply Agreement (Exclusive Supply Agreement) whereby the Company has agreed to purchase from Cree at least fifty percent (50%), by dollar volume, of the Company's requirements for SiC crystals for the production of gemstones in each calendar quarter during the term of the Agreement, and Cree is obligated to supply this amount of crystals to the Company. Although the Company is obligated to purchase only fifty percent (50%) of its requirements from Cree, the Company does not believe there are currently any other alternative sources of supply for SiC crystals suitable for gemstones. Therefore, at the present time, the Company is dependent on Cree as its sole source of supply of lab-grown SiC crystals. The price for SiC crystals is set at Cree's loaded manufacturing cost plus a margin, which margin may increase if the price of crystals declines below a specified amount. Through June 30, 1999 the Company has agreed to purchase all crystals produced by existing crystal growers and the Company and Cree have agreed that the price paid to Cree for SiC crystals will be based upon a sliding scale depending on the quality of each crystal received. Under the Exclusive Supply Agreement, Cree has agreed not to sell SiC crystals for gemstone applications to anyone other than the Company.

Under the terms of the Exclusive Supply Agreement, when C3's orders for SiC crystals exceeds the capacity of the existing crystal growth systems, Cree may, at its sole discretion, elect to have the Company purchase the additional growth systems that will be needed or to fund the cost of the systems on its own and recoup its costs by incorporating the costs of the additional systems into the cost of the SiC crystals purchased by the Company. If the Company funds the costs of the crystal growth systems, Cree must supply the Company with one hundred percent (100%) of the output from these systems, unless Cree gives notice of certain production time available in excess of the Company's then-current demand and C3 does not demonstrate a need for the excess production capacity, in which case Cree may sell SiC crystals produced by these systems to any of its other customers for any use other than gemstone applications. The title to these crystal growth systems passes to Cree once they are fully depreciated by C3. If Cree elects to fund the cost of additional growth systems on its own, there can be no assurance that Cree will supply the Company with all of the output from these crystal growth systems or fill all of the Company's orders, however it will be obligated to use the capacity to supply the quantities that the Company is required to purchase from Cree. Additionally, when new crystal growth systems are added, the Company must commit to purchase all of the output of the new systems for at least six months. Any delay or reduction in the availability of SiC crystals could delay or limit the Company's ability to deliver and sell its gemstones, which would have a material adverse effect on the Company. See "Business Risks - Reliance on Cree Research, Inc."

In May 1998 the Company ordered quantities of SiC crystals exceeding the capacity of the existing crystal growth systems. Cree elected to have the Company purchase $3.4 million of additional crystal growers. The first of these crystal growers became operational in August 1998 with all the ordered growers on-line by December 1998. The Company funded this purchase on a monthly basis as the systems were manufactured.

The Exclusive Supply Agreement also restricts the Company from entering into numerous types of arrangements with identified parties. See "--Distribution, Marketing and Sales" and "Business Risks--Anti-Takeover and Certain Other Provisions." The Exclusive Supply Agreement has an initial term through June 2005, which may be extended for an additional ten years by either party if the Company orders in any 36-month period SiC crystals with an aggregate purchase price in excess of $1.0 million. The Company has met this order threshold and expects to extend the term of the Agreement.

AMENDED AND RESTATED DEVELOPMENT AGREEMENT WITH CREE. On July 1, 1998, the Company entered into an Amended and Restated Development Agreement (Development Agreement) with Cree, which is focused on increasing the yield of usable material in each SiC crystal manufactured by Cree for use by C3 in the production of moissanite gemstones. In June 1998 Cree demonstrated its ability to meet the definition of a "repeatable process" for 2-inch diameter crystals and began to produce 2-inch crystals using that process. The Development Agreement establishes performance milestones, primarily focused on yield improvement, for 1999 and contemplates that the Company and Cree will revise the performance milestones annually to provide both parties with more flexibility to pursue further color and yield improvements on both 2-inch and 3-inch diameter crystals. The 4-year Development Agreement replaces the June 1997 Development Agreement and the 1998 Supplemental Development Agreement between the parties and requires the Company to fund the program at $2.88 million annually. Either party may terminate the Agreement if Cree does not meet the annual performance milestones or if the Company and Cree do not mutually agree on the performance milestones for the ensuing year. The Company expensed $3.1 million, $1.7 million and $0.2 million under development arrangements with Cree in 1998, 1997 and 1996 respectively.

In addition, on October 20, 1998, Cree achieved the first milestone for 3-inch diameter crystals under the Development Agreement by producing, in development, a 3-inch crystal meeting mutually agreed upon yields of useable material. A 3-inch crystal can produce approximately twice as many moissanite gemstones as a 2-inch crystal with the same percentage yield of useable material. Future activities under the development program will be focused on moving this initial achievement to a repeatable process with continued efforts to maximize the crystal quality.

MOISSANITE/DIAMOND TEST INSTRUMENT. Gemstone test instruments most commonly used by jewelry industry employees rely on thermal properties to distinguish diamond from other gemstones or diamond simulants such as synthetic cubic zirconia. Because the thermal properties of moissanite gemstones are relatively close to those of diamond, such instruments have not, to date, been able to reliably differentiate between diamond and moissanite gemstones. Although gemologists trained in the physical properties of moissanite gemstones may find a number of ways to distinguish moissanite from diamond, the Company believes that a moissanite/diamond test instrument must be available to jewelers and pawnbrokers to help prevent fraud.

The Company began shipping its moissanite/diamond test instrument, the Tester Model 590, during the first quarter of 1998. This instrument, which distinguishes moissanite gemstones from diamonds in the colors and clarities most commonly sold by retail jewelers, is used in conjunction with existing thermal test instruments. A number of other companies have introduced devices that claim to distinguish moissanite gemstones from diamonds at retail prices substantially lower than the Tester Model 590. There can be no assurance that a significant market will develop for the Company's test instrument, that other competing devices will not be introduced or that other readily available means will not be developed which can effectively distinguish moissanite gemstones from diamond.

MOISSANITE/DIAMOND TEST INSTRUMENT COMPONENT. Under a letter agreement (Instrument Agreement) dated February 12, 1996, Cree is the sole supplier of a component proprietary to Cree used in the Company's Tester Model 590. The Instrument Agreement, which expires in 2016, obligates the Company to purchase all of its requirements for that component from Cree and gives the Company the exclusive right to purchase those components from Cree. The Company is also obligated to pay Cree a royalty of two and one-half percent (2 1/2%) of net sales of all test instruments incorporating the Cree component. Although to date Cree has supplied a sufficient quantity of this component, if Cree were to fail to deliver this component, as required, the Company would not be able to manufacture additional test instruments.

INTELLECTUAL PROPERTY

INTELLECTUAL PROPERTY OF THE COMPANY. The Company has been issued U.S. product and method patents for moissanite gemstones, which expire in 2015, under which the Company has broad, exclusive rights to manufacture, use and sell moissanite gemstones in the United States. The Company has applications pending in a number of foreign jurisdictions for these same patents. In addition, the Company has been issued a U.S. apparatus and method patent for the Tester Model 590, which expires in 2016, that covers the physical structure and the testing techniques so employed in the Tester Model 590. This patent gives the Company exclusive rights to manufacture and sell the Tester Model 590 in the United States. The Company also has patent applications pending related to certain methods of producing moissanite gemstones and related technologies. Although the Company intends to enforce its patent rights and vigorously prosecute all its patent applications, there can be no assurance that such actions will be successful, that any additional patents will be issued, that any issued patent will not be challenged, invalidated or circumvented or that any issued patent will have any competitive or commercial value.

The Company's success and ability to compete successfully is heavily dependent upon its proprietary technology. In addition to its patents and pending patents, the Company relies on trade secret laws and employee, consultant and customer confidentiality agreements to protect certain aspects of its technology. There can be no assurance that the Company will be able to protect its proprietary technology from disclosure or that others will not develop technologies that are similar or superior to its technology. See "Business Risks -- Dependence on Intellectual Property."

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

PROPRIETARY TECHNOLOGY OF CREE. Cree, the Company's current source for development and supply of lab-grown SiC crystals, has developed or licensed numerous proprietary processes for the growth of SiC crystals that it uses in semiconductor, laser and other applications. The founders of the Company recognized the potential use of SiC as a gemstone, and the Company has obtained the exclusive right to purchase SiC crystals from Cree for gemstones and gemological instrumentation. The Company believes that Cree is currently the only producer of SiC crystals in sizes and qualities suitable for commercial production of gemstones. In addition, Cree is the only producer of SiC known by the Company to be developing colorless SiC crystals suitable for gemstone use at the present time. Cree has significant proprietary rights related to its processes for growing SiC crystals. Cree has an exclusive license on a patent for a process of growing large single crystals of SiC. This patent expires in years ranging from 2006 to 2011, depending on the country in which issued. In addition, Cree has a patent for a process for growing colorless SiC and other patents relating to certain aspects of its SiC crystal growth process. To further protect its proprietary SiC crystal growth process, Cree internally produces the crystal growth systems used to produce its SiC crystals. The Company has a royalty-free, perpetual license for the use in gemstone applications of the technology covered by Cree's patent for growing colorless SiC.

At the present time, the Company's success and ability to compete is heavily dependent upon Cree's ability to successfully complete the objectives of the Development Agreement and on Cree's proprietary technology. See "Business Risks--Dependence on Intellectual Property."

MANUFACTURING

The production of moissanite gemstones includes (i) growing SiC crystals, (ii) cutting crystals into preforms that will yield gemstones of an approximate carat weight and millimeter size, (iii) faceting preforms into gemstones, and (iv) inspecting, sorting and grading faceted gemstones.

GROWTH OF SIC CRYSTALS. SiC crystals are grown for the Company by Cree in accordance with the terms of the Exclusive Supply Agreement. Under the Exclusive Supply Agreement, Cree is required to sell to the Company all of the crystals grown in a specified number of crystal growth systems without charging the Company for such crystal growth systems and all the crystals grown in the new crystal growth systems acquired by the Company from Cree during 1998, unless Cree gives notice of certain production time available in excess of the Company's then-current demand and the Company does not demonstrate a need for the excess production capacity, in which case Cree may sell SiC crystals produced by these systems to any of its other customers for any use other than gemstone applications. Upon its receipt of an order from the Company for a quantity of crystals that will require the acquisition of additional crystal growth systems, Cree may elect, in its sole discretion, to have the Company purchase the additional growth systems that will be needed or to fund the costs on its own and recoup its costs by incorporating the costs of the systems into the cost of the SiC crystals purchased by the Company. See "--Products and Product Development - Amended and Restated Exclusive Supply Agreement with Cree."

The Company routinely evaluates Cree's progress under the Development Agreement and the yield of salable gemstones from SiC crystals being produced by Cree to determine when to place additional orders with Cree that will require the acquisition of crystal growth systems. The yield of salable gemstones from each crystal is the most significant factor affecting the volume and cost of gemstones available for sale and, therefore, is a key driver in the Company's consideration of placing orders for additional crystals. Yield of salable gemstones is dependent on the quality of the crystals. Improvements in crystal quality increase the volume, or yield, of gemstones from a crystal and decrease the cost of each gemstone produced. The yields of salable gemstones increased during the first half of 1998 as C3 announced the repeatable process for two-inch diameter crystals, and the Company expected yields to continue to improve throughout the year. Yields from the highest quality crystals did improve in the fourth quarter of 1998, however, on average, net yields remained constant during the second half of the year. This effect resulted largely from the Company cutting the highly demanded larger stones that require higher quality crystals. Continued significant improvements in the quality of SiC crystals and the resulting higher yield of salable gemstones of all sizes are required for the Company to achieve its profitability goal. The Company intends to order quantities of SiC crystals in amounts that would require the purchase of additional growth systems as, on average, net yields of salable gemstones improve. There can be no assurance that Cree will achieve the required yield improvements or that, if achieved, the yield improvements will occur as rapidly as demand increases. Additionally, once appropriate improvements in crystal yield are achieved, the Company may be unable to rapidly increase its production of moissanite gemstones to satisfy the demand as a result of the several months that may elapse between the Company placing an order for crystals and the time that additional growth systems needed could begin producing crystals.
See "Business Risks--Reliance on Cree Research, Inc."

PREFORMS. The Company divides all SiC crystals through slicing and dicing processes into preforms in sizes suitable for faceting into predetermined calibrated-size gemstones. The Company uses readily available automated and computerized equipment utilized in the semiconductor industry along with proprietary technology developed in-house to slice and dice crystals into preforms. The Company believes that this equipment will enable it to maximize the number of preforms obtained from each SiC crystal.

FACETING GEMSTONES. The faceting of preforms is a critical stage in obtaining quality gemstones. The techniques and skills used in faceting moissanite gemstones differ somewhat from those used in faceting diamonds and other gemstones. The Company is, and expects to continue, outsourcing the faceting of its moissanite gemstones, other than faceting for research and product development purposes which it conducts internally. The Company currently has two suppliers of volume faceting services which are located in Asia. To date the Company has been satisfied with the capabilities and performance of these two suppliers. The Company has identified three additional suppliers of faceting services in Asia, has qualified their faceting skills on a sample basis and is currently assessing these other vendors' production capabilities. There is, however, no assurance that these vendors will be suitable for reliable supply arrangements or that the Company will be able to enter into agreements with these additional vendors or with other reliable, quality faceting providers on terms acceptable to the Company. Even if these agreements can be reached, the Company intends during some or all of 1999 to source faceting services primarily from its two existing suppliers and will be dependent on their ability to provide an adequate quantity of quality faceted moissanite gemstones. There is no assurance that they will be able to expand and continue to produce the Company's quality specifications for faceting and within the Company's quantity and time requirements.

The Company has entered into a multi-year agreement with its primary supplier of faceting services, John M. Bachman, Inc. (JMB). Pursuant to this agreement and related amendments thereto, the Company has advanced $180,000 to JMB to expand the production facilities of its affiliate which facets the Company's moissanite gemstone preforms. These funds are being repaid through reductions to the per piece cutting charges through approximately December 31, 1999. The Company has a right of first refusal to acquire any excess gemstone cutting capacity that occurs at JMB's affiliate and any equity securities offered by JMB or its affiliate. The term of the Company's agreement with JMB is through December 31, 2000; however, the Company has the right to terminate the agreement at any time after January 1, 2000 upon 90 days written notice. Under this agreement, JMB has agreed to grant, and to cause its affiliates to grant, to the Company a perpetual, non-exclusive, royalty-free license to use any inventions or proprietary information developed by or for JMB or its affiliates that is useful in the faceting of moissanite gemstones.

INSPECTION, SORTING AND GRADING. Faceted moissanite gemstones are currently returned to the Company for inspection, sorting and grading. During this stage, specially trained personnel individually examine and grade each moissanite gemstone against certain quality parameters. This phase of manufacturing is relatively labor-intensive and requires skills not readily available in the general work force. In the future, the Company may elect to outsource certain portions of this stage of the manufacturing process to an independent third party. Any third parties to which these processes are outsourced will be required to adhere to the same rigorous quality control and monitoring standards presently used at the Company. There can be no assurance that the Company will be able to hire or retain sufficient numbers of appropriately skilled personnel for this phase of manufacturing, find and enter into acceptable agreements with third party vendors or that such vendors will be able to provide accurate inspection, sorting and grading services on a timely basis.

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

DISTRIBUTION, MARKETING AND SALES

The Company has entered into agreements with 139 independent retail jewelry stores primarily in the initial launch area of the Southeastern United States. The Company began shipping moissanite to its authorized retail jewelers in Atlanta and Miami/Ft. Lauderdale during the second quarter of 1998, and, in July 1998, launched consumer-focused advertising and promotion activities in those areas. During the second half of 1998 the Company expanded the number of authorized retailers in the southeastern states of North Carolina, South Carolina, Georgia and Florida. In addition, the Company continued limited distribution and promotional activities in domestic locations outside this region.

The Company has also entered into 17 international agreements for distribution of moissanite gemstones in 23 countries and various areas in the Caribbean. The international agreements require the purchase of an aggregate of approximately $19 million of moissanite gemstones through the year 2000. Sales under these agreements aggregated approximately $1.4 million during calendar 1998. All sales to international customers are denominated in U.S. dollars and the Company requires full payment before the merchandise is shipped.

The Company intends to continue to distribute moissanite gemstones in the U.S. through independent retail jewelry stores. The Company has targeted the United States because it believes that the United States represents a significant portion of the worldwide jewelry market and will be relatively accepting of a new gemstone that compares favorably to fine gemstones like diamond, ruby and emerald. The

Company continues to interview certain independent retail jewelry stores in its target markets and will seek to enter into agreements with retailers in these areas during the remainder of 1999. The Company currently grants selected retailers the right to be the exclusive retail store selling moissanite gemstones in a limited geographic territory. The Company sells its products to its authorized retail jewelers with terms requiring payment within 30 days. The Company continues to evaluate the most appropriate structure for exclusive retailing arrangements in the U.S. and may, in certain circumstances, enter into other types of arrangements.

The Company believes that exclusive distribution agreements will provide retailers with an opportunity to earn a profit margin that compares favorably to other jewelry products and will allow the retailer to distinguish its product line from other jewelers in the highly competitive retail jewelry market. The Company also believes that the profit margins associated with its products will create incentives for these retailers to maximize their sales and promotional efforts, resulting in additional consumer demand for the Company's moissanite gemstones. As the Company's supply of moissanite gemstones increases, the Company plans to increase the number of markets in which its products are available. The Company's sales staff divides its time between providing sales support to its existing network of retailers and entering new target markets and new arrangements.

The Company believes that marketing loose stones will allow its authorized retail jewelers to individually select the most appropriate jewelry settings for their individual market areas. The sale of round brilliant cut stones also provides the jeweler with a wide range of uses for the stones in rings, earrings, pendants and bracelets. When evaluating potential independent retailers, the Company reviews, among other criteria, the design and the quality of the materials and workmanship of the jewelry products offered by the retailer. Consumer perception and acceptance of the Company's products will be directly impacted by the quality, design and workmanship of the settings chosen by the retailers, however, the Company will have no control over these individual decisions.

The Company has positioned moissanite as a new gemstone, highlighting its beauty and other unique physical properties, to consumers and the jewelry industry. Market research indicates that this positioning will create the highest possible image for the product and provide the Company with the greatest pricing and marketing flexibility. Agreements with authorized retail jewelers and exclusive international distributors require that they sell moissanite as a lab-created product. In addition they agree to represent moissanite as a unique new gemstone in a very favorable and positive manner.

Domestically, marketing and advertising activities to date have consisted of "market launch" activities and cooperative advertising programs with the Company's exclusive retailers. As the Company develops a significant base of exclusive retailers in targeted areas, "market launches" are held. These market launches consist of focused local advertising efforts including newspaper, magazine and radio advertisements as well as direct mailings to the existing customer bases of the Company's exclusive retailers. The advertising efforts are supplemented by extensive public relations activities including in-store events with on-site local radio promotions and product give-aways during local radio shows. Additionally, the Company has contracted with the actress, Hunter Tylo, to make personal appearances at certain market launches. Expansion of current localized marketing and advertising activities on a nationwide basis will be dependent on the Company having sufficient quantities of moissanite gemstones in the qualities and sizes necessary to satisfy demand. Under its cooperative advertising programs, the Company reimburses its exclusive retailers for a portion of their moissanite specific advertising, up to predetermined spending limits.

Internationally, the Company works with its exclusive distributors to develop appropriate advertising and marketing campaigns for the local marketplace, building on the marketing themes developed in the US. However, the exclusive distributors are responsible for all advertising and marketing efforts and expenses in their territories.

The Company is selling its moissanite/diamond test instrument directly to jewelers, gemologists and pawnbrokers through direct mailings, advertisements in trade publications and at trade shows. In addition, the Company has retained non-exclusive distributors to distribute the test instrument in some U.S. markets and through exclusive distribution agreements in certain territories internationally. The Company may enter into other distribution agreements, as it deems appropriate.

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

COMPETITION

MOISSANITE GEMSTONES. Competition in the marketplace for gemstones is intense. Gemstone materials can be grouped into three types: (i) natural gemstone, which is found in nature; (ii) synthetic gemstone, which has the same chemical composition and characteristics of natural gemstone but is created in a lab; and
(iii) simulated or substitute material, which is similar in appearance to natural gemstone but does not have the same chemical composition. The Company's moissanite gemstones, which are positioned as a unique new gemstone, may compete with fine gemstones such as ruby, sapphire, emerald and tanzanite as well as with natural and treated diamonds and existing synthetic gemstones such as synthetic cubic zirconia presently in commercial distribution. The Company may also face competition from additional gemstones such as synthetic diamonds, synthetic diamond films and other sources of synthetic moissanite not presently available in qualities, sizes and volumes suitable for use as gemstones. Most of the suppliers of diamonds and other fine gemstones, as well as the suppliers of synthetic gemstones, have substantially greater financial, technical, manufacturing and marketing resources and greater access to distribution channels than the Company.

The worldwide market for large, uncut high-quality diamonds is significantly consolidated through the Central Selling Organization, a cartel led by DeBeers. The cartel has a major impact on the worldwide supply and pricing of these diamonds at both the wholesale and retail levels. Although the Company believes that its gemstones will appeal primarily to the consumer who would not otherwise purchase comparable diamond jewelry, diamond producers may undertake additional marketing or other activities designed to protect the diamond jewelry market against sales erosion from consumer acceptance of moissanite gemstones.

The Company may also face competition from treated diamonds. Treated diamonds, which are natural diamonds with imperfections or flaws that have been altered in some manner to enhance their appearance, are presently available in the jewelry industry and are generally less expensive than diamonds of similar size, cut and color which have not been altered. Synthetic diamond in gemstones or film form may also become available in the marketplace and compete with the Company's gemstones. Synthetic diamonds are regularly produced for industrial applications, but the Company believes that gemstone quality synthetic diamonds presently cannot be produced at prices competitive with those currently offered for the Company's colorless moissanite gemstones. The primary producers of these synthetic diamonds are DeBeers, Sumitomo and GE. There are also a number of Russian producers of synthetic diamonds for industrial uses. Synthetic diamond films can be grown at commercially viable prices in thicknesses that can be applied to other surfaces but these films adhere well to only a few minerals such as diamond, silicon and SiC (moissanite). There could, however, be technological advances that would enable competitively priced synthetic diamond in gemstone or film form to be offered.

Although the Company believes that its products have a proprietary position, it could face competition from other companies who develop competing SiC technologies. Some of these technologies could be spawned by producers of SiC used for other industrial applications. Manufacturers of industrial SiC products include The Carborundum Corporation, for abrasive uses, and Cree, Siemens AG, ABB and Northrup Grumman Corporation, for semiconductor uses. The Company believes that Cree is presently the only supplier of SiC crystals in colors, sizes and volumes suitable for gemstone applications and believes that the patents owned or pending by Cree or the Company provide substantial technological, legal and cost barriers to other companies' development of colorless moissanite gemstones. It is possible, however, that these or other producers of SiC could develop SiC crystals suitable for gemstone applications and produce moissanite gemstones until the Company could obtain judicial enforcement of its patent rights.

The Company's products may also face competition from synthetic cubic zirconia, the principal existing diamond simulant and, to a lesser degree, other synthetic gemstones. Two of the largest producers of synthetic cubic zirconia gemstones are D. Swarovski & Co. and Golay Buchel. In addition, there are a significant number of other producers of jewelry containing synthetic gemstones. Three of the largest retailers of synthetic cubic zirconia jewelry in the United States are QVC, Home Shopping Network and Wal-Mart. Some of the major retailers of synthetic cubic zirconia, including QVC, have captive manufacturing divisions that produce synthetic cubic zirconia jewelry. These producers and sellers may see their markets being eroded by the introduction of the Company's moissanite gemstones. The Company believes that price is the primary basis upon which these products will compete with its moissanite gemstones.

The Company intends to compete primarily on the basis that the unique qualities of its moissanite gemstones compare favorably to diamond, ruby, emerald and other fine gemstones at a significant cost advantage, especially in the one carat size and larger. Its ability to compete successfully is dependent on its ability to: (i) achieve jeweler and consumer acceptance of its products; (ii) obtain quantities of lab-grown SiC crystals in acceptable qualities and prices;
(iii) obtain reliable and high quality faceting services from third parties;
(iv) respond to market entries of other gemstone materials with technological or cost improvements; and (v) meet consumer demand for its moissanite gemstones. There can be no assurance that the Company will be able to obtain the materials and services needed to deliver its products or to otherwise be able to compete successfully in the marketplace.

MOISSANITE/DIAMOND TEST INSTRUMENT. The Company's proprietary, patented moissanite/diamond test instrument, the Tester Model 590, faces competition from other devices that distinguish moissanite gemstones from diamond. The Tester Model 590, working in conjunction with existing thermal test instruments, readily distinguishes loose moissanite gemstones and moissanite gemstones set in jewelry from diamond in the colors and clarities most often sold by jewelers. The Presidium Corporation has recently begun to market a test instrument that is capable of distinguishing primarily loose moissanite gemstones from diamond. The Ceres and Moissketeer Corporations have released electrical conductivity measuring devices that they claim are capable of distinguishing moissanite from diamond. Another company has introduced a reflectivity meter that is capable of distinguishing primarily large loose moissanite gemstones from diamond, however, while the Company does not plan to sell such moissanite gemstones, a certain process can permanently change the retractive index of moissanite such that moissanite would measure as a diamond on such reflectivity meters. Other competitors may also introduce devices that compete with the Company's Tester Model 590 or gemologists trained in the physical properties of moissanite gemstones may develop less expensive methods of distinguishing moissanite gemstones from diamond. There can be no assurance that a market for moissanite/diamond test instruments will develop or that the Company will be able to successfully compete in that market, if it develops.

GOVERNMENT REGULATION

The Company's products are subject to regulation by the Federal Trade Commission
(FTC). The FTC has issued regulations and guidelines governing the marketing of synthetic gemstones and other gemstones that have physical properties similar to diamond that require synthetic gemstones and other gemstones to be clearly identified in any promotional or marketing materials. While the Company intends to comply fully with all FTC regulations, there can be no assurance that the FTC or a competitor will not challenge the Company's promotional or marketing activities. Such a challenge could result in significant expense to the Company and divert the efforts of the Company's management, whether or not such challenge is resolved in favor of the Company. If the Company's actions were found to be in violation of FTC regulations, the Company could be forced to suspend marketing and sales of its products and could incur significant expenses in developing new marketing strategies and materials that would not violate FTC regulations. There can be no assurance that the Company would be successful in developing new marketing strategies and materials that would comply with FTC regulations or that such strategies, once developed, would allow the Company to market its products profitably.

EMPLOYEES

At February 28, 1999, the Company had 49 employees. The Company believes that its future prospects will depend, in part, on its ability to obtain additional management, marketing, sales, manufacturing, scientific and technical personnel. Competition for such personnel is intense, and the number of persons with relevant experience is limited. None of the Company's employees is represented by a labor union. The Company believes that its employee relations are good.

BACKLOG

At February 28, 1999, the Company had orders for moissanite gemstones and jewelry which are anticipated to result in approximately $130,000 of revenue.

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

LIMITED RELEVANT OPERATING HISTORY

The Company, which was incorporated in June 1995, was in the development stage through June 30, 1998. The Company is now in the early stages of commercializing moissanite gemstones and building its distribution channels. The timing or existence of any significant revenues is dependent on continued improvements in the yield of gemstones in the qualities, sizes and volumes desired from each SiC crystal and on market acceptance of moissanite gemstones. The Company's business is also subject to the risks inherent in the rapid increase in production levels. Likewise, the Company's products are subject to the risks inherent in the development and marketing of new products, including unforeseen design, manufacturing or other problems or failure to develop market acceptance. Failure by the Company to continue to develop the ability to produce its products in higher quantities and qualities would have a material adverse effect on the Company's business, operating results and financial condition. Accordingly, the Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly technology-based companies operating in the early stages of manufacturing unproven products.

NEED FOR FURTHER PRODUCT DEVELOPMENT

Although the Company is selling initial production volumes of colorless moissanite gemstones and Cree, the Company's current supplier of SiC crystals, achieved a fully repeatable process in June 1998 for two-inch crystals, Cree has not yet established a manufacturing process for producing lab-grown SiC crystals in the qualities, sizes and volumes desired for the Company's products. If Cree is unable to improve crystal yields and develop a manufacturing process for growing SiC crystals in the desired qualities, sizes and volumes, the Company's business, operating results and financial condition would be materially adversely affected.

RELIANCE ON CREE RESEARCH, INC.

The Company is currently dependent on a single source, Cree, for development and supply of SiC crystals. Cree has certain proprietary rights relating to its process for growing large single crystals of SiC and its process for growing colorless SiC crystals. Under the Company's Exclusive Supply Agreement with Cree, the Company is obligated to buy from Cree, and Cree is obligated to sell to the Company, fifty percent (50%), by dollar volume, of the Company's requirements for SiC material for the production of gemstones in each calendar quarter. Although the Company is only required to purchase fifty percent (50%) of its SiC requirements from Cree, the Company does not currently believe that any other SiC producer could readily supply crystals in the qualities, sizes and volumes needed for the Company's products. Therefore, at the present time, the Company is dependent on Cree as its sole source for its principal raw material.

The Company's effort to develop colorless SiC crystals in qualities, sizes and volumes desired for use as gemstones is currently concentrated entirely with Cree and is dependent on Cree's expertise in SiC technology which Cree uses in connection with semiconductor, laser and other applications. A primary focus of the development programs with Cree has been to improve the yield of salable gemstones from each SiC crystal that the Company purchases from Cree. The yield of salable gemstones from each crystal is the most significant factor affecting the volume and cost of gemstones available for sale and is dependent on the quality of the crystals. Improvements in crystal quality increase the volume, or yield of gemstones from a crystal, and decrease the cost of each gemstone produced. The yields of salable gemstones increased during the first half of 1998 as C3 announced the repeatable process for two-inch diameter crystals and the Company expected yields to continue to improve throughout the year. Yields from the highest quality crystals did improve in the fourth quarter of 1998, however on average, net yields remained constant resulting largely from the Company cutting the highly demanded larger stones that require higher quality SiC crystals. To reach profitability the Company must receive increasingly higher quality SiC crystals from Cree that yield more salable gemstones. The Company intends to order quantities of SiC crystals that would require the purchase of additional growth systems as, on average, net yields of salable gemstones improve. Any delay in achieving higher quality crystals or any decline in average crystal quality could limit the Company's ability to expand distribution of its products and increase the cost of goods sold which would have a material adverse effect on the Company's business, operating results and financial condition. See "Business--Products and Product Development."

 When the Company does elect to order quantities of crystals that would require additional crystal growth systems, Cree may, under the Exclusive Supply Agreement, elect to have the Company purchase the additional crystal growth systems that will be needed, and Cree would be obligated to supply the Company with one hundred percent (100%) of the output from systems funded by the Company. If, however, Cree elects to fund the cost of these additional growth systems on its own, then there can be no assurance that Cree will supply the Company with all of the output from these crystal growth systems or fill all of the Company's orders for SiC crystals. Any delay or reduction in the availability of SiC crystals could delay or limit the Company's ability to deliver and sell its gemstones, which would have a material adverse effect on the Company's business, operating results and financial condition.

The Company also obtains from Cree a component proprietary to Cree used in the production of the Company's moissanite/diamond test instrument. See "Business--Products and Product Development--Moissanite/Diamond Test Instrument." If Cree were unable to deliver this component in the quantities and at the times needed by the Company, the Company's ability to provide the market with its test instrument would be adversely affected.

As a result of the Company's reliance on Cree, Cree's failure to complete the desired development objectives under the Development Agreement and to supply the Company with SiC crystals or components for its moissanite/diamond test instrument would have a material adverse effect on the Company's business, operating results and financial condition and could result in a curtailment, suspension, cessation or significant change in the strategic direction of the Company's business. See "Business--Products and Product Development."

UNDEVELOPED MARKETS; UNPROVEN ACCEPTANCE OF THE COMPANY'S PRODUCTS

The market for colorless moissanite gemstones among retail jewelers and consumers is in the early stages of development as the Company shipped approximately 18,000 carats in 1998. The Company believes that many retail jewelers and most consumers are generally unaware of the existence and attributes of these gemstones. As is the case with any new product, market acceptance and demand are subject to a significant amount of uncertainty. The Company's future financial performance will depend upon consumer acceptance of the Company's gemstones as a unique product that rivals diamond, ruby, emerald and other fine gemstones in brilliance, fire and luster, which may be impacted by jewelers' acceptance of gemstones. The Company has conducted limited market tests to predict retail jeweler and consumer reaction to its products. Although retail jewelers typically purchase finished jewelry rather than loose gemstones, the Company plans to market loose gemstones to retailers. The retailers will then select the jewelry into which the stones will be set and will be responsible for completing the setting. The quality, design and workmanship of the jewelry settings selected by retail jewelers, which will not be within the Company's control, could impact the consumer's perception and acceptance of the Company's gemstones. Thus, the Company's future financial performance may be impacted by (i) the willingness of retail jewelers to purchase loose stones and undertake setting of the loose stones, (ii) the ability of retail jewelers to select jewelry settings that encourage consumer acceptance of and demand for the Company's gemstones (iii) the ability of retail jewelers to set loose gemstones in jewelry with high quality workmanship and (iv) the ability of retail jewelers to effectively market and sell moissanite jewelry.

The market for the Company's gemstones may develop at a slower pace than expected as a result of lack of acceptance of gemstones by retail jewelers or by consumers. If the market fails to develop or develops more slowly than expected, or if the Company's products do not achieve significant market acceptance, the Company's business, operating results and financial condition would be materially adversely affected. See "Business--Products and Product Development" and " Business--Distribution, Marketing and Sales."

LIMITED DISTRIBUTION CHANNELS

The Company began shipping moissanite to jewelry retailers in Atlanta and Miami/Ft. Lauderdale during the second quarter of 1998 and expanded sales to authorized domestic retail jewelers in other areas of the U.S. as well as through exclusive international distributors during the second half of the year. While the Company grants to selected retail jewelry stores the right to be the exclusive retailer of moissanite gemstones in a limited geographic territory, there can be no assurance that the Company will be able to enter into additional exclusive agreements with retail jewelers or other distributors on terms acceptable to the Company or that such retail jewelers or other distributors will be successful in their efforts to market the Company's gemstones to consumers. The inability of the Company to enter into favorable arrangements with retail jewelers or other distributors or to achieve its desired distribution of its moissanite gemstones or the inability of the Company's distributors to successfully market moissanite gemstones to consumers would have a material adverse effect on the Company's business, operating results and financial condition. See "Business--Distribution, Marketing and Sales."

DEPENDENCE ON INTELLECTUAL PROPERTY

The Company has been issued U.S. product and method patents for moissanite gemstones under which the Company has broad, exclusive rights to manufacture, use and sell moissanite gemstones in the United States. The Company has applications pending in a number of foreign jurisdictions for these same patents. In addition, the Company has been issued a U.S. apparatus and method patent for the Tester Model 590 that covers the physical structure and the testing techniques so employed. This patent gives the Company exclusive rights to manufacture and sell the Tester Model 590 in the United States. The Company believes that these patents create substantial technological barriers to its potential competitors. The Company also has applications pending related to certain methods of producing moissanite gemstones and related technologies. There can be no assurance that any other patents will be granted or that any issued patent will have any commercial or competitive value.

At the present time, the Company is also dependent on Cree's technology for the production of SiC crystals. Cree is exclusively licensed to use a patent concerning a process for growing large single crystals of SiC, has certain patents of its own relating to growth of large single crystals of SiC and has a patent for a process for growing colorless SiC crystals.

There can be no assurance that any patents issued to or licensed by or to the Company or Cree will provide any significant commercial protection to the Company or Cree, that the Company or Cree will have sufficient resources to prosecute its respective patents or that any patents will be upheld by a court should the Company, Cree or Cree's licensor seek to enforce their respective rights against an infringer. The existence of valid patents does not prevent other companies from independently developing competing technologies. Existing producers of SiC or others may refine existing processes for growing SiC crystals or develop new technologies for growing large single crystals of SiC or colorless SiC crystals in a manner that does not infringe patents owned or licensed by or to the Company or Cree. In addition, existing producers of SiC, existing producers of other synthetic or natural gemstones or other parties may develop new technologies for producing moissanite gemstones in a manner that does not infringe patents owned or licensed by or to the Company or Cree.

As a result of the foregoing factors, existing and potential competitors may be able to develop products that are competitive with or superior to the Company's products, and such competition could have a material adverse effect on the Company's business, operating results and financial condition. See "Business--Competition."

DEPENDENCE ON THIRD PARTIES

In addition to its current dependence on Cree and on third party distribution channels, the Company's prospects depend upon its ability to identify, reach agreements with and work successfully with other third parties. In particular, the Company relies on third parties to facet its gemstones. Faceting moissanite gemstones requires different techniques than faceting diamond and other gemstones. There can be no assurance that the Company can enter into additional contracts with faceting vendors on terms satisfactory to the Company or that faceting vendors will be able to provide faceting services in the quality and quantities required by the Company. In addition, the Company relies on third parties to manufacture components for and assemble its moissanite/diamond test instrument. There can be no assurance that the Company will be successful in maintaining its relationships with these component manufacturers and assemblers or that the Company will be able to find suitable replacements if the Company is unable to maintain such relationships. Failure by the Company to achieve any of the above would have a material adverse effect on the Company's business, operating results and financial condition. See "Business--Manufacturing."

COMPETITION

See "Business--Competition."

INTERNATIONAL OPERATIONS

The Company has entered into 17 international agreements for distribution of moissanite gemstones in 23 countries and various areas in the Caribbean. The Company intends to expand the number of international markets for its products. In addition, it expects to continue to use certain companies based outside the United States to facet its moissanite gemstone products. Due to the Company's reliance on development of foreign markets and use of foreign vendors, the Company is subject to the risks of conducting business outside of the United States. These risks include unexpected changes in, or impositions of, legislative or regulatory requirements, delays resulting from difficulty in obtaining export licenses, tariffs and other trade barriers and restrictions and the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. Additionally, while all foreign transactions are denominated in U.S. dollars, foreign currency fluctuations could impact demand for the Company's products or the ability of the Company's foreign suppliers to continue to perform. The Company is also subject to general geopolitical risks in connection with its international operations, such as political, social and economic instability, potential hostilities and changes in diplomatic and trade or business relationships. There can be no assurance that such factors will not adversely affect the Company's operations in the future or require the Company to modify its anticipated business practices.

GOVERNMENTAL REGULATION

The Company is subject to governmental regulations in the manufacture and sale of moissanite gemstones and the moissanite/diamond test instrument. In particular, the FTC has the power to restrict the offer and sale of products that could deceive or have the tendency or effect of misleading or deceiving purchasers or prospective purchasers with regard to the type, kind, quality, character, origin or other characteristics of a diamond. The Company may be under close scrutiny both by governmental agencies and by competitors in the gemstone industry, any of which may challenge the Company's promotion and marketing of its gemstone products. If the Company's production or marketing of its lab-created gemstones is challenged by governmental agencies or competitors, or if regulations are issued that restrict the ability of the Company to produce and market its products, the Company's business, operating results and financial condition could be materially adversely affected.
See "Business--Government Regulation."

IMITATION MOISSANITE

If market acceptance of the Company's products continues to grow, it is possible that low-quality gemstones or synthetics could be marketed as moissanite. The sale of low-quality products as moissanite could damage the perception of moissanite as a unique gemstone that compares favorably to other fine gemstones like diamond, ruby and emerald. This could damage the Company's reputation among retail jewelers and consumers and result in a loss of consumer confidence in the Company's products. The introduction of low-quality imitation moissanite gemstones and the inability of the Company to limit the adverse effects thereof could have a material adverse effect on the Company's business, operating results and financial condition.

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

DEPENDENCE UPON KEY PERSONNEL; NEED FOR ADDITIONAL PERSONNEL

The Company's success depends in part upon retaining the services of certain executive officers and other key employees. The Company has entered into employment agreements with the Company's Chief Executive Officer, Jeff N. Hunter, President and Chief Operating Officer, Robert S. Thomas, Chief Financial Officer, Mark W. Hahn, Director of Technology, Dr. Mark Kellam, and Director of Manufacturing, Earl R. Hines. The Company does not maintain "key man" life insurance policies on any of its executive officers or key employees. The loss of the services of the Company's executive officers or other key employees could have a material adverse effect on the Company's business, operating results and financial condition.

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

OPERATING LOSSES

Since its inception the Company has incurred net losses aggregating approximately $12.1 million. The Company expects to incur substantial additional costs building the manfacturing capacity of its products and expanding its efforts to market and distribute such products. The Company expects to incur losses through at least some of 1999, and there can be no assurance that the Company will ever achieve profitability or, if achieved, that such profitability will be sustained. See "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

POTENTIAL FOR FLUCTUATIONS IN QUARTERLY RESULTS

Because the Company has limited operating history, management has very little data upon which to estimate operating revenues and expenses. The Company's revenues will be affected by many factors, including those discussed in "Business Risks." At the same time, the Company's expenses will be growing to support anticipated rapid expansion. The Company will likely experience substantial quarterly fluctuations in its operating results. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. Moreover, it is likely that in some future quarters the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be materially adversely affected.

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

SHAREHOLDER RIGHTS PLAN

On February 21, 1999 the Company adopted a Shareholder Rights Plan under which all shareholders of record as of March 8, 1999, will receive rights to purchase shares of a new series of Preferred Stock.

The Rights Plan is designed to enable all C3 shareholders to realize the full value of their investment and to provide for fair and equal treatment for all shareholders in the event that an unsolicited attempt is made to acquire C3. The adoption of the Rights Plan is intended as a means to guard against abusive takeover tactics and is not in response to any particular proposal.

The rights will be distributed as a non-taxable dividend and will expire in ten years. The rights will be exercisable only if a person or group acquires 20 percent or more of the C3 Common Stock or announces a tender offer for 20 percent or more of the Common Stock.

If a person or group acquires 20 percent or more of C3's Common Stock, all shareholders except the purchaser will be entitled to acquire C3 Common Stock at a 50 percent discount. The effect will be to discourage acquisitions of more than 20 percent of C3 Common Stock without negotiations with the Board.

The rights will trade with C3's Common Stock, unless and until they are separated upon the occurrence of certain future events. The rights distribution is not taxable to the shareholders. C3's Board of Directors may redeem the rights prior to the expiration of a specified period following the acquisition of more than 20 percent of C3's Common Stock. Additional details regarding the Rights Plan will be outlined in a summary to be mailed to all shareholders following the Record Date.

ITEM 2. PROPERTIES

The Company leases approximately 12,700 square feet of mixed-use space (general office, light manufacturing and laboratory) in the Research Triangle Park area of North Carolina from an unaffiliated third party. This space houses the Company's executive offices, sales offices and research and development facilities. The Company believes that comparable mixed-use space could be obtained from other parties on terms substantially the same as the Company's current lease. This space is considered by management to be sufficient for the Company's foreseeable needs over the next 12 months. From February 1997 through January 1998, the Company leased approximately 3,000 square feet of mixed-use space from a subsidiary of Cree. This space previously housed the Company's offices and research and development facilities.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                      AGE         POSITION WITH THE COMPANY
----                      ---         -------------------------
Jeff N. Hunter            42          Chief Executive Officer and
                                      Chairman of the Board
Robert S. Thomas          51          President and Chief Operating Officer
Mark W. Hahn              36          Chief Financial Officer, Treasurer and
                                      Secretary
Mark D. Kellam            42          Director of Technology

JEFF N. HUNTER, one of the founders of the Company, has served as the Company's Chief Executive Officer and Chairman of the Board since June 1996, and as a director since the Company's inception in June 1995. From June 1996 to June 1998, Mr. Hunter served as President of the Company and from June 1995 to June 1996 he served as Secretary and Treasurer of the Company. From July 1980 to May 1996, he was employed in various capacities with North Carolina State University, most recently as Director of Business, Finance and Research Administration for the College of Engineering. Mr. Hunter received his Master of Science degree in management science from North Carolina State University.

ROBERT S. THOMAS has served as the President and Chief Operating Officer of the Company since June 1998. From November 1996 to June 1998 Mr. Thomas served as a consultant to the Company on various financing and sales related matters. From October 1977 to November 1996 Mr. Thomas was employed with Morven Partners, one of the nations largest processors and distributors of both raw and processed edible nuts, and its predecessor companies in various capacities including President and Chief Executive Officer. Mr. Thomas earned his Bachelor of Science degree in Business Administration from West Virginia University.

MARK W. HAHN has served as the Chief Financial Officer of the Company since October 1996 and as Treasurer and Secretary since August 1997. From January 1984 to October 1996, Mr. Hahn was employed with Ernst & Young LLP, most recently as Senior Manager in the Entrepreneurial Services Group. He earned his Bachelor of Business Administration degree with concentrations in accounting and finance from the University of Wisconsin in Milwaukee and is a Certified Public Accountant.

MARK D. KELLAM has served as Director of Technology for the Company since May 1998. From August 1995 to May 1998, Dr. Kellam was employed in various capacities with the Microelectronics Center of North Carolina, most recently as Director of Manufacturing and Quality Assurance. Dr. Kellam earned his Ph.D. in Solid State Physics from the University of North Carolina at Chapel Hill.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's Common Stock is traded on the NASDAQ National Market under the symbol "CTHR." The following table presents, for the periods indicated, the high and low sales prices of the Company's Common Stock, as reported by the NASDAQ National Market. As of March 1, 1999, there were 258 shareholders of record of the Common Stock.


                                                        Sales Price Per Share
1997                                                       High        Low
----                                                       ----        ---
November 14, 1997 to December 31, 1997                    $ 15.63    $ 11.00

1998
----
First Quarter                                             $ 12.38     $ 8.50
Second Quarter                                              10.00       7.25
Third Quarter                                                9.75       4.75
Fourth Quarter                                              14.50       5.25

The Company has never paid dividends on its capital stock. The Company intends to retain earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

USE OF PROCEEDS

On November 14, 1997, the Securities and Exchange Commission declared the Company's Registration Statement on Form S-1 (File No. 333-36809) to be effective. The net proceeds of this offering were $41,072,982. As of December 31, 1998, the Company had approximately $25,525,000 of the remaining net proceeds of the offering invested in money market accounts, debt instruments having an original maturity of three months or less and other highly liquid investments. Approximately $4,791,700 of the proceeds have been used in research and development, of which $141,475 was paid to officers, directors or shareholders owning more than ten percent (10%) of the Common Stock outstanding. The Company has also used approximately $4,492,600 to fund sales, marketing and administrative expenses, of which $294,000 was paid to officers, directors or shareholders owning more than ten percent (10%) of the Common Stock outstanding. The Company also expended approximately $2,386,400 to build inventory of its products. In addition, the Company acquired $3,877,300 of production equipment, including $3,375,000 of crystal growth systems from Cree, certain computerized wafering and preform development equipment, and other equipment.

RECENT SALES OF UNREGISTERED SECURITIES

Not Applicable

ITEM 6. SELECTED FINANCIAL DATA

The following selected statement of operations data for the years ended December 31, 1998, 1997 and 1996, and the selected balance sheet data at December 31, 1998 and 1997 have been derived from, and are qualified by reference to, the Company's financial statements included elsewhere in this report, which have been audited by Deloitte & Touche LLP, independent auditors. The selected statement of operations data for the period from inception through December 31, 1995 and the selected balance sheet data at December 31, 1996 and 1995 have been derived from audited financial statements not included herein. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Notes thereto included elsewhere in this report.


                                    C3, INC.

                                                                                     Period from
                                                                                      Inception
                                             Year Ended December 31                (June 28, 1995)
                                     --------------------------------------------  to December 31,
                                         1998           1997              1996          1995
                                     -------------     -----------     ----------    ------------
STATEMENTS OF OPERATIONS DATA
Net sales                             $  4,026,309     $        --     $        --   $         --
Cost of goods sold                       2,913,208              --              --             --
                                       -----------     -----------      ----------    -----------
Gross profit                             1,113,101              --              --             --

Operating expenses:
     Marketing and sales                 2,989,737         535,329          47,019         10,313
     General and administrative (1)      2,671,445       2,744,898         134,715         10,822
     Research and development            4,001,740       2,111,062         236,047          6,052
                                       -----------     -----------      ----------    -----------
Total operating expenses                 9,662,922       5,391,289         417,781         27,187
                                       -----------     -----------      ----------    -----------

Operating loss                           8,549,821       5,391,289         417,781         27,187

Interest income, net                    (1,816,333)       (471,130)        (35,173)            --

                                       -----------     -----------      ----------    -----------

Net loss                              $  6,733,488    $  4,920,159    $    382,608   $     27,187
                                       ===========     ===========      ==========    ===========

Basic and diluted net loss per share  $       0.97    $       1.73    $       0.19   $        .02
                                       ===========     ===========      ==========    ===========
Shares used in computing basic and
     diluted net loss per share (2)      6,954,600       2,845,773       2,036,813      1,704,000
                                       ===========     ===========      ==========    ===========

                                                                  December 31
                                       ----------------------------------------------------------
                                           1998            1997            1996           1995
                                       -----------     -----------      ----------    -----------
BALANCE SHEET DATA
Cash and equivalents                  $ 32,004,045    $ 43,980,385    $  1,167,458   $      9,109
Working capital                         33,887,496      43,687,405       1,161,603          8,355
Total assets                            40,168,323      44,873,089       1,226,134         32,913
Shareholders' equity                    37,996,332      44,046,281       1,213,279         22,813

1. Compensation expense related to the issuance of stock options for 1998 and 1997 was $527,811 and $1,632,804 respectively. In addition for the year ended December 31, 1997, general and administrative expense includes $66,000 of compensation expense related to the January 2, 1997 issuance of Common Stock to Cree pursuant to a stock option. See Note 6 of Notes to Financial Statements.

2. The calculation of shares for all periods reflects a 2.13-for-1 common stock split effected in September 1997. The calculation also gives effect to the automatic conversion of the Series A Preferred Stock and Series B

    Preferred Stock into 2.13 shares of Common Stock for each share of Preferred Stock effective upon completion of the Company's initial public offering. See Notes 2, 4 and 5 of Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

From its inception in June 1995 through June 30, 1998, the Company was a development stage enterprise that devoted its resources to funding research and development of colorless moissanite gemstones, market research, developing initial consumer marketing themes and assembling a management team. The Company's principal business is the manufacture, marketing and distribution of moissanite gemstones. Moissanite is being marketed as an exclusive new gemstone with properties, including brilliance, fire and hardness that rival other fine gemstones like diamond, sapphire, ruby and emerald.

The Company began shipping moissanite to authorized retail jewelers in Atlanta and Miami/Ft. Lauderdale during the second quarter of 1998, and, in July 1998, launched consumer-focused advertising and promotion activities in those areas. During the third and fourth quarters of 1998 the Company expanded the number of authorized retail jewelers primarily located in the southeastern states of North Carolina, South Carolina, Georgia and Florida and increased the number of exclusive international distributors. Marketing and promotion activities were focused primarily in these southeastern states. Domestically, during 1999, the Company will focus on the market introduction of moissanite in other areas of the United States. International efforts during the first half of 1999 will be focused primarily on managing existing relationships with the last half of 1999 being focused on efforts to expand the international distribution of moissanite.


The Company believes that its sales volumes will increase as the yield of salable gemstones from each crystal provided by Cree increases, additional crystal growth capacity is added, and as the market introduction of moissanite gemstones expands geographically. As distribution of moissanite expands, the Company will incur increasing spending levels as it continues to make investments in development efforts with Cree to increase production volumes and yields, as it makes investments in receivables, inventory and manufacturing equipment, and as it increases advertising, marketing and personnel expenditures. The Company expects to continue operating at a loss through at least part of 1999. Moreover, there can be no assurance that the Company will ever achieve the expected sales increases or profitability or that if profitability is achieved, that such profitability can be sustained. See "Business Risks--Limited Relevant Operating History."


RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997.

Net sales for the year ended December 31, 1998, were $4,026,309. The Company generated net sales of approximately $3,174,000 from moissanite and approximately $741,000 from the Company's proprietary test instrument. In addition, during the first six months of 1998 prior to emerging from the development stage, the Company generated net sales of approximately $324,000 for gemstones, which have been netted against research and development expenses on the operating statement because many of the gemstones were associated with the Company's research and development program. There were no sales for the year ended December 31, 1997.

Gross profit was $1,113,101 or 28% of net sales for the year ended December 31, 1998. During 1998, gross margins on sales of the Company's test instrument were higher than the gross margins on sales of moissanite. The Company will seek to increase gross margins for moissanite gemstones as the Company realizes improved yields from each SiC crystal produced by Cree. Gross margins for test instruments will likely decrease over time as the Company enters into additional volume distribution agreements and if it experiences pricing pressures on its testers from competitive test instruments.

Marketing and sales expenses increased by $2,454,408 from $535,329 for the year ended December 31, 1997 to $2,989,737 for the year ended December 31, 1998. The increase was primarily due to development and execution of consumer-focused advertising and marketing expenses associated with the initial launch of moissanite, increased market research and compensation and travel expenses associated with the expansion of the Company's sales staff.

General and administrative expenses decreased by $73,453 from $2,744,898 for the year ended December 31, 1997 to $2,671,445 for the year ended December 31, 1998. The decrease resulted primarily from an approximate $1,200,000 decrease in compensation expense related to the issuance of stock options. Stock option compensation expense aggregated approximately $530,000 in 1998 compared to approximately $1,700,000 in 1997. This decrease was partially offset by an increase of approximately $1,100,000 resulting from compensation and other expenses related to additional staff, occupancy expenses, investor relations and legal expenses associated with business expansion and additional SEC compliance obligations incurred as a public company.

Research and development expenses increased by $1,890,678 from $2,111,062 for the year ended December 31, 1997 to $4,001,740 for the year ended December 31, 1998. Approximately $1,390,000 of the increase was attributable to development expenses incurred under the Company's June 1997 Development Agreement, January 1998 Supplemental Development Agreement and July 1998 Amended and Restated Development Agreement with Cree Research, Inc. The July 1998 agreement replaces the two previous development agreements between C3 and Cree and provides both parties increased flexibility to pursue further color and yield improvements on both 2-inch and 3-inch diameter crystals. In addition, a portion of the increase resulted from net production costs for moissanite gemstones during the first half of 1998 while the Company was in the development stage. The remaining increase was due to increased expenditures for the Company's internal development of prototype gemstone pre-forming and faceting operations and compensation expense for Company research and development staff.

Net interest income increased by $1,345,203 from $471,130 for the year ended December 31, 1997 to $1,816,333 for the year ended December 31, 1998. This increase resulted from higher interest income earned on higher cash balances due primarily to the investment of proceeds from the Company's initial public offering in November 1997.

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996.

Marketing and sales expenses increased by $488,310 from $47,019 for the year ended December 31, 1996 to $535,329 for the year ended December 31, 1997. The increase was due to the compensation expense of additional sales staff hired since the prior period, increased market research expenditures and the development of preliminary advertising and marketing materials. Prior to May 1, 1996, the Company had no paid employees.

General and administrative expenses increased by $2,610,183 from $134,715 for the year ended December 31, 1996 to $2,744,898 for the year ended December 31, 1997. Of this increase, approximately $1,600,000 represented compensation expense related to the issuance of stock options to employees and directors of the Company and an additional $66,000 represented compensation expense related to the exercise of Cree's option to acquire 24,601 shares Common Stock on January 2, 1997. The balance of the increase was primarily attributable to the compensation expense of additional staff hired since the prior period and occupancy expenses. The Company had no paid employees before May 1, 1996. Prior to February 4, 1997, the Company conducted its operations from the home of two of its founders and did not incur any lease or rent expenses during that time.

Research and development expenses increased by $1,875,015 from $236,047 for the year ended December 31, 1996 to $2,111,062 for the year ended December 31, 1997. The increase was attributable to expanded colorless SiC crystal development efforts at Cree, internal development of prototype gemstone pre-forming and faceting operations, qualifying of vendors for production and development of production-quality prototypes of the moissanite/diamond test instrument.

Net interest income increased by $435,957 from $35,173 for the year ended December 31, 1996 to $471,130 for the year ended December 31, 1997. The increase generally reflected interest earned on cash and cash equivalents, consisting primarily of U.S. Treasury Bills and U.S. Treasury money market funds acquired by investing the proceeds from the Company's initial public offering of Common Stock in November 1997 and its Series B Preferred Stock offering in January, February and March 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception primarily through the net proceeds of its initial public offering of Common Stock in November 1997 and, prior to such offering, through private equity sales. Net proceeds from the Company's initial public offering were $41,072,982. In 1998 the Company used $8,158,400 to fund operations and $3,973,668 to fund capital expenditures and patent expenses. At December 31, 1998, the Company had $32,004,045 of cash and cash equivalents and $33,887,496 of working capital.

In addition to the use of all of the crystal growth systems that Cree is required to provide at its expense under the Exclusive Supply Agreement, during 1998 the Company ordered a quantity of crystals that required additional crystal growth systems to be added. As permitted under the Exclusive Supply Agreement, Cree elected to have C3 purchase those systems. During 1998 the Company paid approximately $3.4 million to Cree for these systems which were placed in operation at various dates from August through December. The Company is obligated to purchase all of the output of these growth systems through June 30, 1999. The Company routinely evaluates Cree's progress under the Development Agreement and the size and quality of SiC crystals being produced by Cree in assessing its plans for larger orders which will require the acquisition of additional crystal growth systems. Under the terms of the Exclusive Supply Agreement, Cree has the option, in its sole discretion, of building the growth systems at its own cost or requiring the Company to purchase the growth systems from Cree. The Company intends to order quantities of SiC crystals in amounts that would require the purchase of additional growth systems as, on average, net yields of salable gemstones improve. See "Business--Manufacturing--Growth of SiC Crystals". The Company plans to engage in increasingly substantial marketing activities to support the expanding distribution of moissanite gemstones. Such activities may include advertising campaigns, cooperative advertising with retail jewelers and distributors, point-of-purchase displays, educational materials and individualized jeweler training.

The 4-year Development Agreement between the Company and Cree requires the Company to fund a development program at Cree for $2.88 million annually through June 30, 2002. Either party may terminate the agreement if Cree does not meet the annual performance milestone or if the Company and Cree do not mutually agree on the performance milestones for the ensuing year. See "Business-Products and Product Development-Amended and Restated Development Agreement with Cree."

The Company has no committed external sources of capital. Based on its current operating plan, the Company anticipates that its existing capital resources will be adequate to satisfy its capital requirements for at least the remainder of 1999. There may be circumstances, however, particularly a delay in obtaining improvements in the yield of salable gemstones from each SiC crystal or lower than anticipated sales, that might accelerate the use of the Company's existing capital resources. In those circumstances, the Company may be required to raise substantial additional funds in the future, through public or private sources or other relationships. No assurance can be given that additional financing will be available, or if available, that it will be available on terms acceptable to the Company.

NET OPERATING LOSS CARRYFORWARD

As of December 31, 1998 the Company had a net operating loss ("NOL") carryforward of approximately $9,500,000, which expires between 2010 and 2013. In accordance with Section 382 of the Internal Revenue Code of 1986, as amended, a change in equity ownership of greater than 50% of the Company within a three-year period results in an annual limitation on the Company's ability to utilize its NOL carryforwards that were created during tax periods prior to the change in ownership. As a result of various equity offerings and certain shareholder transactions, the utilization of the Company's NOL carryforwards has become limited, however, the Company does not believe this limitation will have a material effect on the Company's ability to utilize the NOL carryforward.

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

As part of its evolution to an operating company, the Company has selected and is in the process of implementing an enterprise-wide information technology system to support the long-term information needs of the Company. The Company has received written confirmation from the software vendor that the information technology system selected by the Company is fully Year 2000 compliant. The Company anticipates that the implementation of this system and testing of the Year 2000 compliance of the system will be completed by mid 1999 and that the Year 2000 issue will not pose significant operational problems for its computer systems. The Company is in the process of reviewing its non-information technology systems for Year 2000 compliance and expects this review to be complete by mid 1999. The Company believes the Year 2000 exposure with respect to those systems is not material.

The Company has also initiated communications with its significant suppliers and vendors, including Cree. The Company is coordinating efforts with these parties to minimize the extent to which the Company's business will be vulnerable to their failure to remediate their own Year 2000 issues. The Company has received confirmation from its significant suppliers and vendors that they have developed plans to address the Year 2000 compliance issues of their systems prior to December 31, 1999.

The crystal growth systems which Cree uses to produce silicon carbide crystals for the Company are dependent upon microprocessors. Cree has confirmed to the Company that it has evaluated the crystal growth systems and determined that they are fully Year 2000 compliant. Cree is also evaluating and remediating its other business systems which rely on microprocessors. According to Cree's Form S-3 dated February 8, 1999, Cree expects to have completed all Year 2000 compliance efforts by April 1999. To the extent that they are not remediated, Year 2000 issues could cause delays in the receipt of silicon carbide crystals which would, in turn, delay deliveries of moissanite gemstones to the Company's customers. Any significant delay in the Company's receipt of SiC crystals or resulting delay in delivery of moissanite gemstones would have a material adverse effect on the Company's business, operating results and financial condition.

There can be no assurance that the systems of third parties on which the Company's business relies will be modified on a timely basis. Additionally, to the extent that the general economy slows down as a result of Year 2000 compliance issues, the Company's operations could be affected. The Company's business, financial condition or results of operations could be materially adversely affected by the failure of its systems or those operated by other parties to operate properly beyond December 31, 1999. To the extent possible, the Company will be developing and executing contingency plans designed to allow continued operation in the event of failure of the Company's or third parties' systems.

NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

In 1998 the Company adopted Statement of Financial Accounting Standards No. 130 Comprehensive Income. This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Reclassification of financial statements for earlier periods is required. There was no impact from adoption of this Statement on the financial statements of the Company since it has no items of other comprehensive income in any period presented.

In 1998 the Company adopted Statement of Financial Accounting Standards No. 131 Disclosures about Segments of an Enterprise and Related Information. This Statement establishes standards for reporting and disclosing selected information regarding operating segments, products and services, geographic areas, and major customers. The application of this standard did not have a material impact on the financial statements of the Company since all activities are within a single business segment and no significant disclosures were required.

In June 1998, Statement of Financial Accounting Standards No. 133 ("FAS 133"), Accounting for Derivative Instruments and Hedging Activities, was issued. This statement establishes standards for valuing and reporting at fair value all derivative instruments as either assets or liabilities. FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company has not evaluated the impact of the adoption of this Statement on the financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that its exposure to market risk for changes in interest rates is not significant because the Company's investments are limited to highly liquid instruments with maturities of three months or less. At December 31, 1998 the Company has approximately $31.6 million of short-term investments classified as cash and equivalents. All of the Company's transactions with international customers and suppliers are denominated in US dollars.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Index to Financial Statements

                                                                                            Page
                                                                                            ----
Independent Auditors' Report                                                                 31

Statements of Operations for the years ended December 31, 1998, 1997 and 1996                32

Balance Sheets as of December 31, 1998 and 1997                                              33

Statements of Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996      34

Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996                35

Notes to Financial Statements                                                                36

Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts                                              45

All other schedules are omitted due to the absence of the conditions under which they are required or because the required information is included within the financial statements or the notes thereto included in Item 8.

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of C3, Inc.
Research Triangle Park, North Carolina

We have audited the accompanying balance sheets of C3, Inc. (the "Company") as of December 31, 1998 and 1997, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, the Company changed its method of computing earnings per share effective January 1, 1997 in accordance with Statement of Financial Accounting Standards No. 128.

DELOITTE & TOUCHE LLP



Raleigh, North Carolina
February 18, 1999

                                    C3, INC.
                            STATEMENTS OF OPERATIONS

                                                  Year Ended December 31
                                   ------------------------------------------------
                                       1998             1997             1996
                                   -------------    -------------    --------------
Net sales                          $ 4,026,309      $      ----      $      ----
Cost of goods sold                   2,913,208             ----             ----
                                   -------------    -------------    --------------
Gross profit                         1,113,101             ----             ----

Operating expenses:
     Marketing and sales             2,989,737          535,329           47,019
     General and administrative      2,671,445        2,744,898          134,715
     Research and development        4,001,740        2,111,062          236,047
                                   -------------    -------------    --------------
Total operating expenses             9,662,922        5,391,289          417,781
                                   -------------    -------------    --------------

Operating loss                       8,549,821        5,391,289          417,781

Interest income, net                 (1,816,333)       (471,130)         (35,173)
                                   -------------    -------------    --------------

Net loss                           $ 6,733,488      $ 4,920,159      $   382,608
                                   =============    =============    ==============

Basic and diluted net loss per
share (Note 2)                     $      0.97      $      1.73      $      0.19
                                   =============    =============    ==============

Weighted-average common shares,
     basic and diluted (Note 2)      6,954,600        2,845,773        2,036,813
                                   =============    =============    ==============

SEE NOTES TO FINANCIAL STATEMENTS.

                                    C3, INC.
                                 BALANCE SHEETS

                                                                    December 31
                                                            -----------------------------
                                                               1998            1997
                                                            ------------   -------------
ASSETS
Current Assets:
    Cash and equivalents                                    $ 32,004,045    $ 43,980,385
    Accounts receivables, net of allowance for doubtful
    accounts of $77,000 at December 31, 1998                     546,921           4,298
    Interest receivable                                          121,276         177,654
    Inventory, net (Note 2)                                    3,092,448         278,602
    Prepaid expenses and other assets                            294,797          73,274
                                                            ------------   -------------

  Total current assets                                        36,059,487      44,514,213

Equipment, net (Note 3)                                        3,832,019         214,990

Patent and license rights, net (Note 3)                          276,817         143,886
                                                            ------------   -------------

                                                            $ 40,168,323    $ 44,873,089
                                                            ============   =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable:
        Cree Research, Inc. (Note 8)                        $  1,679,600    $    567,110
        Other                                                    250,157         237,186
   Accrued expenses and other liabilities                        223,248              --
   Deferred revenue                                               18,986          22,512
                                                            ------------   -------------

  Total current liabilities                                    2,171,991         826,808

Commitments (Note 8)

Shareholders' Equity (Notes 4, 5, and 6):
   Common stock, no par value; 50 million shares authorized;
      6,993,309 and 6,938,476  shares issued and outstanding
      at December 31, 1998 and 1997, respectively             48,149,406      47,743,431
   Additional paid-in capital--stock options                   1,910,368       1,632,804
   Accumulated deficit                                       (12,063,442)     (5,329,954)
                                                            ------------   -------------

  Total shareholders' equity                                  37,996,332      44,046,281
                                                            ------------   -------------

                                                            $ 40,168,323    $ 44,873,089
                                                            ============   =============

SEE NOTES TO FINANCIAL STATEMENTS.

                                           C3, INC.
                              STATEMENTS OF SHAREHOLDERS' EQUITY


                      1996 Series A          1997 Series B
                     Preferred Stock        Preferred Stock         Common Stock    Additional
                    ----------------       ----------------       ----------------   Paid-in
                    Number                 Number                 Number             Capital                         Total
                      Of                     Of                     Of                Stock       Accumulated     Shareholders'
                    Shares    Amount       Shares    Amount       Shares    Amount   Options        Deficit          Equity
                    ------    ------       ------    ------       ------    ------   -------      -----------     -----------
Balance at
December 31, 1995     ----   $   ----        ----   $   ----    1,704,000  $ 50,000  $  ----        $ (27,187)      $ 22,813
Issuance of common
  stock, net of
  offering costs of
  $20,197             ----       ----        ----       ----      532,500   979,803     ----             ----        979,803
Issuance of 1996
  Series A
  preferred
  stock, net of
  offering costs
  of $10,479        105,000    593,271       ----       ----         ----      ----      ----            ----        593,271
Net loss               ----      ----        ----       ----         ----      ----      ----         (382,608)     (382,608)
------------------- -------- ----------    -------- ----------   --------- --------- ---------      ------------  -----------
Balance at
December 31, 1996   105,000    593,271       ----       ----     2,236,500  1,029,803    ----         (409,795)    1,213,279
Exercise of stock
  option               ----      ----        ----       ----        24,601     66,000    ----          ----           66,000
Issuance of 1997
  Series B
  preferred
  stock, net of
  offering costs
  of $34,999           ----      ----       682,500  4,981,375       ----      ----      ----           ----       4,981,375
Compensation
  expense related
  to stock options     ----      ----        ----       ----         ----      ----     1,632,804       ----       1,632,804
Proceeds from
  IPO, net of
  offering costs
  of $3,927,018        ----      ----        ----       ----     3,000,000  41,072,982    ----          ----      41,072,982
Conversion of
  preferred stock
  to common stock  (105,000) (593,271)     (682,500) (4,981,375) 1,677,375   5,574,646    ----          ----        ----
Net loss               ----      ----        ----       ----         ----      ----       ----       (4,920,159)  (4,920,159)
------------------- -------- ----------    -------- ----------   ---------   ---------  ---------   ------------  -----------
Balance at
December  31, 1997     ----      ----        ----       ----     6,938,476  47,743,431  1,632,804    (5,329,954)  44,046,281
Exercise of stock
  options              ----      ----        ----       ----        54,833     405,975   (250,247)     ----          155,728
Compensation
  expense related
  to stock options     ----      ----        ----       ----         ----        ----     527,811      ----          527,811
Net loss               ----      ----        ----       ----         ----        ----      ----      (6,733,488)  (6,733,488)
=================== ======== ==========    ======== ==========   =========   =========  =========   ============ =============
Balance at
December 31,
1998                   ----  $   ----        ----   $   ----    6,993,309  $48,149,406 $1,910,368  $(12,063,442) $37,996,332
=================== ======== ==========    ======== ==========  =========  =========== ==========  =========== ==============

SEE NOTES TO FINANCIAL STATEMENTS.

                                    C3, INC.
                            STATEMENTS OF CASH FLOWS

                                                       Year Ended December 31
                                         ----------------------------------------------------
                                              1998              1997              1996
                                         ---------------   ---------------   ----------------
OPERATING ACTIVITIES
     Net loss                            $ (6,733,488)     $ (4,920,159)     $    (382,608)
     Adjustments:
          Depreciation and amortization       223,708            26,154              3,618
          Compensation  expense related
          to exercise and issuance of         527,811         1,698,804               ----
             stock options
          Changes in assets and
             liabilities:
             Accounts receivable             (542,623)           (4,298)              ----
             Interest receivable               56,378          (177,654)              ----
             Inventory                     (2,813,846)         (278,602)              ----
             Prepaid expenses and
                other assets                 (221,523)          (66,274)             2,346
             Accounts payable               1,125,461           791,441             12,855
             Accrued expenses and
                 other liabilities            223,248              ----               ----
             Deferred revenue                  (3,526)           22,512               ----
                                         ---------------   ---------------   ----------------
     Net cash used in operating
         activities                        (8,158,400)       (2,908,076)          (363,789)

INVESTING ACTIVITIES
    Purchases of equipment                 (3,827,322)         (221,177)           (10,331)
    Patent costs                             (146,346)         (112,177)           (30,505)
                                         ---------------   ---------------   ----------------
    Net cash used in investing
    activities                             (3,973,668)         (333,354)           (40,836)

FINANCING ACTIVITIES
    Proceeds from notes payable                  ----              ----             53,000
    Repayment of notes payable                   ----              ----            (63,100)
    Stock options exercised                   155,728              ----               ----
    Proceeds from common stock
       offerings, net of costs                   ----        41,072,982            979,803
    Proceeds from preferred stock
      offerings, net of costs                    ----         4,981,375            593,271
                                         ---------------   ---------------   ----------------
    Net cash provided by financing
    activities                                155,728        46,054,357          1,562,974
                                         ---------------   ---------------   ----------------

    Net change in cash and equivalents    (11,976,340)       42,812,927          1,158,349
    Cash and  equivalents  at beginning
    of year                                43,980,385         1,167,458              9,109
                                         ---------------   ---------------   ----------------
    Cash and equivalents at end of year  $ 32,004,045      $ 43,980,385      $   1,167,458
                                         ===============   ===============   ================

SEE NOTES TO FINANCIAL STATEMENTS.

                                    C3, INC.
   NOTES TO FINANCIAL STATEMENTS--YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

1.  ORGANIZATION AND BASIS OF PRESENTATION

C3, Inc. ("C3" or the "Company"), was incorporated in North Carolina on June 28, 1995, and manufactures, markets and distributes lab-created moissanite gemstones (hereinafter referred to as moissanite or moissanite gemstones) for sale in the jewelry market. Moissanite, also known by its chemical name, silicon carbide
(SiC), is a rare, naturally occurring mineral found primarily in meteorites. Moissanite is being marketed as an exclusive new gemstone with properties, including brilliance, fire, luster and hardness that rival other fine gemstones like diamonds, rubies and emeralds. In addition to moissanite gemstones, the Company has developed and began selling, in 1998, a test instrument which distinguishes colorless moissanite gemstones from diamond.

From its inception in June 1995 through June 30, 1998, the Company was a development stage enterprise that devoted its resources to funding research and development of moissanite gemstones, market research, developing initial consumer marketing themes and assembling a management team and did not, through June 30, 1998, generate significant revenues from its planned principal operations. The Company began shipping moissanite during the second quarter of 1998, and, in July 1998, launched consumer-focused advertising and promotion activities in the introductory areas. During the second half of 1998 the Company expanded the number of authorized retail jewelers in the southeastern states of North Carolina, South Carolina, Georgia and Florida. In addition, the Company continued limited distribution and promotional activities in domestic locations outside this region. The Company also entered into exclusive distribution agreements with a number of international distributors.

The ability of the Company to successfully develop, manufacture and market its proprietary products is dependent upon many factors, and during the period required to develop and market these products, the Company may require additional funds which may not be available to it. Accordingly, there can be no assurance of the Company's future success.

All the Company's activities are within a single business segment.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND EQUIVALENTS
The Company considers all money market accounts, debt instruments purchased with an original maturity of three months or less, and other highly liquid investments to be cash equivalents.

INVENTORY
Inventory is stated at the lower of cost or market, and is determined on a first-in, first-out basis. At December 31, 1998 finished goods includes $1,018,465 of test instruments, net of a $132,000 reserve for excess inventory. Inventories consist of the following:

                                         December 31
                               ---------------------------------
                                    1998              1997
                               ---------------   ---------------
Raw materials                  $     140,411     $      14,108
Work in process                      819,953           167,294
Finished goods                     2,132,084            97,200
                               ---------------   ---------------
                               $   3,092,448     $     278,602
                               ===============   ===============

EQUIPMENT
Equipment is recorded at cost and depreciated on the straight-line method based on estimated useful lives of three to 12 years. Leasehold improvements are amortized on the straight-line method over the life of the related lease.

PATENTS AND LICENSE RIGHTS
The Company capitalizes costs associated with obtaining patents issued or pending for inventions and license rights related to the manufacture of moissanite gemstones and moissanite gemstone test instruments. Such costs are amortized over 17 years.

ACCOUNTING FOR LONG-LIVED ASSETS
The Company accounts for long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 ("FAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The Company evaluates the recoverability of its long-lived assets for financial impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be fully recoverable. Based on these evaluations, there were no adjustments to the carrying value of long-lived assets in 1998 or 1997.

CONCENTRATIONS OF CREDIT RISK
Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash equivalents and trade receivables. The Company places its cash equivalents with high quality financial institutions and invests in low risk securities including U.S. Treasury bills and money market funds, government agency notes and commercial paper.

Trade receivables are generated from a broad and diverse group of customers, primarily independent retail jewelry stores. The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral. No customer has accounted for 10% or more of the Company's revenue.

INCOME TAXES
From the date of inception (June 28, 1995) to December 31, 1995, the Company was treated as a C Corporation for federal and state income tax purposes. Effective January 1, 1996, the Company elected to change its tax status from a C Corporation to an S Corporation. On September 4, 1996, in connection with the closing of the 1996 Series A preferred stock offering, the Company's number of shareholders exceeded the maximum 35 shareholder limitation for S Corporations and, as a result, the Company's S Corporation status was automatically terminated. Losses of the Company for the period January 1, 1996 through September 4, 1996 (totaling $259,533) are included in the personal income tax returns of the common shareholders as of that date. The tax effect of losses for the years ended December 31, 1998 and 1997, the period September 5, 1996 to December 31, 1996 and the seven-month period ending December 31, 1995 are recorded under the provisions of Statement of Financial Accounting Standards No. 109 ("FAS 109"), Accounting for Income Taxes. Pro forma income tax benefit is not presented to reflect the impact of losses incurred by the Company during its S Corporation tax status since a valuation allowance would have been provided for any net operating losses incurred. Accordingly, no pro forma tax benefit would be recognized.

RESEARCH AND DEVELOPMENT
All research and development costs are expensed when incurred.

STOCK COMPENSATION

The Company's stock option plans are accounted for in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees. In January 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 ("FAS 123"), Accounting for Stock Based Compensation.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NET LOSS PER SHARE
In 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("FAS 128"), Earnings Per Share. FAS 128 requires the presentation of both basic and diluted earnings per share, regardless of materiality unless per share amounts are equal. Basic loss per share computations are based on the weighted-average common shares outstanding. Diluted loss per share computations include the dilutive effect, if any, of stock options and warrants using the treasury stock method.

Warrants to purchase 300,000 shares of common stock at $18 per share, options outstanding at December 31, 1998 to purchase 1,215,774 shares of common stock (exercise prices ranging from $1.88 - $15.00), and retroactive conversion of the Series A and Series B preferred stock into common shares as of the date of issuance were excluded from the computation of diluted loss per share because either the options' exercise price was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to loss per share.

NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, Statement of Financial Accounting Standards No. 133 ("FAS 133"), Accounting for Derivative Instruments and Hedging Activities, was issued. This statement establishes standards for valuing and reporting at fair value all derivative instruments as either assets or liabilities. FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company has not evaluated the impact of the adoption of this Statement on the financial statements.

RECLASSIFICATION

Certain 1997 and 1996 amounts have been reclassified to conform with the 1998 presentation.

3.  EQUIPMENT AND PATENT AND LICENSE RIGHTS

Equipment balances are summarized as follows:

                                                  December 31
                                          ----------------------------
                                              1998            1997
                                          -------------    -----------
Machinery and equipment                   $ 3,614,984      $ 173,438
Computer equipment                            310,054           ----
Furniture and fixtures                         55,209           ----
Leasehold improvements                         44,345         15,496
Construction in progress                       39,440         47,776
                                          -------------    -----------
Total                                       4,064,032        236,710
Accumulated depreciation and amortization    (232,013)       (21,720)
                                          -------------    -----------
Total equipment, net                      $ 3,832,019      $ 214,990
                                          =============    ===========

Depreciation expense for 1998, 1997 and 1996 was $210,293, $20,268 and $1,810,
respectively.

Patent and license rights balances are summarized as follows:

                                              December 31
                                      ----------------------------
                                          1998            1997
                                      -------------    -----------
Patent and license rights             $   298,182      $ 151,836
Accumulated amortization                  (21,365)        (7,950)
                                      -------------    -----------
Patent and license rights, net        $   276,817      $ 143,886
                                      =============    ===========

4. COMMON STOCK

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

5.  PREFERRED STOCK

The Company has authorized 10 million shares of preferred stock, no par value. The preferred stock may be issued from time to time in one or more series.

1996 Series A Preferred Stock--The Board designated 105,000 shares of its preferred stock as 1996 Series A preferred stock. In September 1996, the Company issued 105,000 shares of Series A preferred stock with net proceeds of approximately $593,000 (net of offering costs of $10,479). All of the 1996 Series A preferred stock was converted to common stock concurrent with the initial public offering at a ratio of 2.13 common shares for each share of preferred stock.

1997 Series B Preferred Stock--The Company designated 682,500 shares of its preferred stock as 1997 Series B preferred stock. Effective March 7, 1997, the Company completed the offering of 682,500 shares of its 1997 Series B preferred stock with net proceeds of approximately $5 million. All of the 1997 Series B preferred stock was converted to common stock concurrent with the initial public offering at a ratio of 2.13 common shares for each share of preferred stock.

6.  STOCK OPTION PLANS

In 1996, the Company adopted the 1996 Stock Option Plan of C3, Inc. ("1996 Option Plan") under which options to acquire 777,450 common shares, reduced by the number of options granted outside the 1996 Option Plan, may be granted to key employees, directors and independent consultants. Under the 1996 Option Plan, both incentive and non-qualified options may be granted under terms and conditions established by the compensation committee of the board of directors. The exercise price for incentive options will be the fair market value of the related common stock on the date the option is granted. Options granted under the 1996 Option Plan generally vest equally over a three-year period and have terms of 10 years. The company currently has no plans to award additional options under the 1996 Option Plan.

In September 1997, the Company adopted the 1997 Omnibus Stock Plan of C3, Inc. (the "1997 Omnibus Plan"). The 1997 Omnibus Plan authorizes the Company to grant stock options, stock appreciation rights and restricted awards (collectively, "awards") to selected employees, independent contractors and directors of the Company and related corporations in order to promote a closer identification of their interests with those of the Company and its shareholders. The maximum number of shares of Common Stock for which awards may be granted under the 1997 Omnibus Plan may be increased from time to time to a number of shares equal to
(i) 20% of the shares of common stock outstanding as of that time less (ii) the number of shares of common stock subject to outstanding options under the 1996 Option Plan. The number of shares reserved for issuance under the 1997 Omnibus Plan may also be adjusted upon certain events affecting the Company's capitalization. Options granted under the 1997 Omnibus Plan generally vest over three to five-year periods and have terms of 10 years. The Board of Directors has reserved 677,979 shares for the 1997 Omnibus Plan.

The following is a summary of activity for the Company's two stock option plans:

                                               1996 Option Plan            1997 Omnibus Plan
                                             ----------------------      ----------------------
                                                          Weighted                    Weighted
                                              Number      Average         Number      Average
                                                Of        Exercise          of        Exercise
                                              Shares       Price          Shares       Price
                                             ---------    ---------      ---------    ---------
1996
     Granted and outstanding at end of year   200,220     $  2.37            ----     $   ----

1997
     Granted                                  461,571        4.64         477,000        14.61
                                             ---------    ---------      ---------    ---------
     Outstanding at end of year               661,791        3.95         477,000        14.61

1998
     Granted                                     ----        ----         195,000         8.94
     Exercised                                 93,379        4.97            ----         ----
     Canceled                                  13,547        3.66          48,366        14.67
                                             ---------    ---------      ---------    ---------
     Outstanding at end of year               554,865     $  3.78         623,634       $12.83
                                             =========    =========      =========    =========

During 1996, the Company granted options to acquire 37,275 shares of common stock to certain consultants. These options are immediately exercisable, have a term of five years, and an exercise price of $1.88 per share.

During 1995, the Company issued Cree Research, Inc. ("Cree"), a related company, an option to acquire one percent (1%) of the outstanding shares of common stock on the date of exercise at an exercise price of $500 at any time through July 1, 1997. However, the Company retained the right to waive the $500 option fee and issue the stock at any time during the option period. The Company issued 24,601 shares of common stock to Cree pursuant to this right on January 2, 1997. The Company recorded compensation expense of approximately $66,000 in 1997 related to this transaction.

The following summarizes information about stock options outstanding at December 31, 1998:

                        OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
---------------------------------------------------------------------    -------------------------
                                           Weighted-
                                            Average       Weighted-                      Weighted-
                           Outstanding    Remaining        Average       Exercisable      Average
       Range of              as of        Contractual     Exercise          as of         Exercise
    Exercise Price         12/31/1998        Life          Price         12/31/1998        Price
-----------------------    -----------    -----------   -------------    -----------    ----------
     $1.5001-  $3.0000        224,715            7.6         $2.3100        187,085       $2.3319
     $3.0001-  $4.5000         89,034            8.3         $3.4500         71,994       $3.4500
     $4.5001-  $6.0000        278,391            8.5         $4.8100        262,061       $4.8100
     $6.0001-  $7.5000         10,500            9.8         $7.5000              0       $0.0000
     $7.5001-  $9.0000        141,900            9.6         $8.6211         15,000       $8.1250
     $9.0001- $10.5000         18,000            7.7         $9.8100              0       $0.0000
     $10.5001-$12.0000         21,234            8.9        $10.8100         16,038      $10.8100
     $13.5001-$15.0000        432,000            8.9        $14.5632        104,767      $14.3996
                           -----------    -----------   -------------    -----------    ----------
                            1,215,774            8.6         $8.3608        656,945       $5.7067

In accordance with APB 25, the Company recorded compensation expense of approximately $530,000 and $1,633,000 during 1998 and 1997, respectively, relating to stock options granted with exercise prices less than market value or granted to consultants. Had compensation expense for stock options been determined consistent with FAS 123, (which was effective as of January 1, 1996), rather than APB 25, the Company's net loss and loss per share for the years ended December 31, 1998, 1997 and 1996 would have been increased to the pro forma amounts indicated below:

                                               1998                 1997               1996
                                         ------------------   -----------------   ---------------
Net loss, as reported                    $    6,733,488       $    4,920,159      $     382,608
Pro forma net loss                       $    7,525,000       $    5,561,000      $     404,000
Basic and diluted net loss per share:
     As reported                         $         0.97       $         1.73      $        0.19
     Pro forma                           $         1.08       $         1.95      $        0.20

The fair value of each option grant is estimated on the grant date. Options granted during 1996 and 1997 were valued using the minimum value method and 1998 grants were valued using a Black-Scholes option pricing model. The valuations for the years ended December 31, 1998, 1997 and 1996 were based on the following assumptions:

                                              1998            1997           1996
                                           ------------   -------------   ------------
Weighted-average grant date fair value     $   7.46       $  10.28        $   4.88
Weighted-average expected lives (in years)     9.98           3.04            1.80
Risk-free interest rate                        5.13%          5.50%           6.00%
Dividend yield                                    0%             0%              0%
Volatility factor                              .782              0%              0%

In connection with the Company's initial public offering on November 14, 1997, the Company granted the underwriters options to purchase 450,000 shares of common stock at $15 per share solely to cover over-allotments in the sale of common stock in the offering. The options had an exercise term of 45 days and expired as of December 31, 1997. Also in connection with the offering, the Company issued warrants to the underwriter to purchase 300,000 shares of common stock at a price of $18 per share. The warrants are exercisable for a period of four years beginning November 14, 1998.

7.  INCOME TAXES

The Company accounts for income taxes under the liability method in accordance with FAS 109. Under the liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                  December 31
                                      ------------------------------------
                                          1998                  1997
                                      -------------        ---------------

Federal and state loss carryforwards  $ 3,716,000           $ 1,319,000
Benefit of research tax credits           234,000                  ----
Reserves and accruals                     131,000                  ----
Depreciation                             (168,000)               (9,000)
                                      -------------        ---------------
Total deferred tax assets               3,913,000             1,310,000

Less valuation allowance               (3,913,000)           (1,310,000)
                                      -------------        ---------------
Net deferred tax assets               $     -----          $       ----
                                      =============        ===============

A reconciliation between expected income taxes, computed at the statutory federal income tax rate applied to pretax accounting income, and the income taxes included in the statements of operations for the years ended December 31, 1998, 1997 and 1996 follows:

                                               1998            1997            1996
                                            ------------    ------------    ------------
Anticipated income tax
     benefit at the statutory federal rate  $(2,290,000)     $(1,673,400)    $  (40,600)
State income tax benefit,
     net of federal tax effect                 (344,000)        (252,000)        (6,300)
Research tax credits                           (142,000)            ----           ----
Compensation expense--stock options             164,000          640,000           ----
Other                                             9,000           33,000           ----
Increase in valuation allowance               2,603,000        1,252,400         46,900
                                             ----------      -----------     ----------
Income tax (benefit) expense                 $     ----      $      ----     $     ----
                                             ==========      ===========     ==========

At December 31, 1998, the Company has operating and economic loss carryforwards of approximately $9,500,000 expiring through 2013, which can be offset against future federal and state taxable income. In accordance with Section 382 of the Internal Revenue Code of 1986, as amended, a change in equity ownership of greater than 50% of the Company within a three-year period results in an annual limitation on the Company's ability to utilize its NOL carryforwards that were created during tax periods prior to the change in ownership. As a result of various equity offerings and certain shareholder transactions, the utilization of the Company's NOL carryforwards has become limited, however, the Company does not believe this limitation will have a material effect on the Company's ability to utilize the NOL carryforward.

8. COMMITMENTS

OPERATING LEASE
In August 1997, the Company entered into an agreement to lease approximately 12,700 square feet of mixed use space from an unaffiliated third party at a base cost of approximately $9,800 per month, plus contingent rentals based on the Company's proportionate share of the lessor's operating costs, as defined in the lease agreement. The lease expires August 31, 2004. The Company may cancel the lease effective as of the last day of the 38th month by delivering to the lessor written notice nine months prior to the cancellation date and by paying a cancellation fee of $66,300. The lease provides for escalations of the base rent throughout the lease term, up to $11,706 at November 1, 2003. The future minimum lease payments, including the $66,300 cancellation fee, are as follows: $122,400 in 1999, $170,925 in 2000, totaling $293,325.

Rental expense incurred for operating leases and leases whose terms are less than one year in duration for 1998 and 1997 was approximately $153,000 and $69,000, respectively. There was no rental expense prior to 1997.

PURCHASE COMMITMENT
On June 6, 1997, the Company entered into an Amended and Restated Exclusive Supply Agreement ("Supply Agreement") and a Development Agreement with Cree, a related company. The Supply Agreement has an initial term of ten years which may be extended for an additional ten years by either party if the Company orders in any 36-month period SiC crystals with an aggregate purchase price in excess of $1 million. The Company has met this order threshold and expects to extend the term of the Supply Agreement. In connection with the Supply Agreement, the Company has committed to purchase a minimum of fifty percent (50%) (by dollar volume) of its requirements for SiC crystals from Cree. If the Company's orders require Cree to expand beyond specified production levels, the Company must commit to purchase certain minimum quantities. Through June 30, 1999 the Company has agreed to purchase all crystals produced by existing crystal growers and the Company and Cree have agreed that the price paid to Cree for SiC crystals will be based on a sliding scale depending on the quality of each crystal received. The Company is totally dependent on Cree to supply SiC crystals for its production process. If the Company is unable to obtain SiC crystals from Cree, its operations would be adversely affected.

The July 1, 1998 Development Agreement, which replaces the June 1997 Development Agreement and the 1998 Supplemental Development Agreement, provides for a four-year development effort by Cree to increase the yield of usable material in each SiC crystal manufactured by Cree for use by C3 in the production of moissanite gemstones. The Company is obligated to pay Cree approximately $2.88 million annually through June 30, 2002 under this agreement, however, either party may terminate the agreement if Cree does not meet the annual performance milestones or if the Company and Cree do not mutually agree on the performance milestones for the ensuing year.

During 1998, 1997, and 1996, the Company made purchases from Cree of approximately $7,568,500, $2,022,700 and $189,600, respectively, for SiC materials and research and development costs.

                                   SCHEDULE II

                                    C3, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                                      Additions      Collections
                     Balance at      Charged to      of Accounts                     Balance at
   Year ended         Beginning       Costs and      Previously       Deductions       End of
  December 31         of Period       Expenses       Written Off      Write Offs       Period
-----------------    ------------    ------------   --------------   -------------   ------------
 Allowance for
    Doubtful
    Accounts
      1998           $      ----     $    77,607    $      ----      $         607   $    77,000

  Reserve for
Excess Inventory
      1998           $      ----     $   132,000    $      ----      $      ----     $   132,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for in items 10 through 13 is incorporated by reference from the Company's definitive proxy statement relating to its annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 1998.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) and (2) Financial statements and financial statement schedule--the financial statements, financial statements schedule, and report of independent accountants are filed as part of this report (see Index to Financial Statements at Part II Item 8 on page 30 of this Form 10-K).

(a) (3) The following exhibits have been or are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit
Number                                  Description
------                                  -----------


3.1 Amended and Restated Articles of Incorporation of C3, Inc. which is hereby incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333-36809).

3.2 Articles of Amendment of C3, Inc., as filed with the Secretary of State of North Carolina on February 23, 1999.

3.3 Amended and Restated Bylaws of C3, Inc. which is hereby incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333- 36809).

4.1      Specimen Certificate of Common Stock.

4.2 Form of Representative's Warrant which is hereby incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333- 36809).

4.3 Rights Agreement dated as of February 22, 1999 between C3, Inc. and First Union National Bank as Rights Agent which includes the Form of Rights Certificate as Exhibit A.

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

10.20 Agreement, dated September 24, 1997, between John M. Bachman, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333-36809).*

10.21 Agreement, dated September 12, 1997, between QMD, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333-36809).*

10.22 1997 Declaration of Amendment to 1997 Omnibus Stock Plan of C3, Inc. which is hereby incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 of C3, Inc. (File No. 333-43613).+

10.23 Supplemental Development Agreement, dated January 8, 1998, between Cree Research, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of C3, Inc. for the fiscal year ended December 31, 1997.*

10.24 Letter Agreement, dated January 8, 1998, between Cree Research, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.24 to the Annual Report on From 10-K of C3, Inc. for the Fiscal year ended December 31, 1997.*

10.25 Amended and Restated Development Agreement, dated July 1, 1998 between Cree Research, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q of C3, Inc. for the quarter ended June 30, 1998.*

10.26 Letter Agreement dated, July 14, 1998, between Cree Research, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.26 to the Quarterly Report on Form 10-Q of C3, Inc. for the quarter ended June 30, 1998.*

10.27 Employment Agreement, dated April 6, 1998, between Mark Kellam and C3, Inc. which is hereby incorporated by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q of C3, Inc. for the quarter ended September 30, 1998.+

10.28 First Amendment to Agreement, dated March 23, 1998 between John M. Bachman, Inc. and C3, Inc. which is hereby incorporated by reference to
         Exhibit 10.28 to the Quarterly Report on Form 10-Q of C3, Inc. for the quarter ended September 30, 1998.*

10.29 Second Amendment to Agreement, dated September 28, 1998 between John M. Bachman, Inc. and C3, Inc. which is hereby incorporated by reference to
         Exhibit 10.29 to the Quarterly Report on Form 10-Q of C3, Inc. for the quarter ended September 30, 1998.*

10.30    1998 Declaration of Amendment to 1996 Stock Option Plan of C3, Inc.+

10.31    1998 Declaration of Amendment to 1997 Omnibus Stock Plan of C3, Inc.+

10.32 Employment Agreement, dated March 1, 1999, between Robert Thomas and C3, Inc.+

23.1     Consent of Deloitte & Touche LLP

27.1     Financial Data Schedule - Fiscal year ended December 31, 1998.


* The registrant has requested that certain portions of this exhibit be given confidential treatment.

+ Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C3, Inc.

By: /s/ Robert S. Thomas                               Date: 3/16/99
    ____________________________                             _____________
     Robert S. Thomas, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Jeff N. Hunter                                 Date: 3/16/99
    ____________________________                            _____________
    Jeff N. Hunter
    Chairman of the Board and Director
    (Principal executive officer)

By: /s/ Mark W. Hahn                                   Date: 3/16/99
    ____________________________                            _____________
    Mark W. Hahn
    Chief Financial Officer
    (Principal financial and accounting officer)

By: /s/ Richard Hartigan, Jr.                          Date: 3/18/99
    ____________________________                            _____________
    Richard Hartigan, Jr.
    Director

By: /s/ Barbara Kotlikoff                              Date: 3/16/99
    ____________________________                            _____________
    Barbara Kotlikoff
    Director

By: /s/ Kurt Leutzinger                                Date: 3/16/99
    ____________________________                            _____________
    Kurt Leutzinger
    Director

By: /s/ Joel N. Levy                                   Date: 3/17/99
    ____________________________                            _____________
    Joel N. Levy
    Director

By: /s/ Kurt Nassau                                    Date: 3/16/99
    ____________________________                           _____________
    Kurt Nassau
    Director

By: /s/ Howard Rubin                                   Date: 3/16/99
    ____________________________                           _____________
    Howard Rubin
    Director

By: /s/ Frederick A. Russ                              Date: 3/17/99
    ____________________________                           _____________
    Frederick A. Russ
    Director

By: /s/ Ollin B. Sykes                                 Date: 3/16/99
    ____________________________                            _____________
    Ollin B. Sykes
    Director

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

3.2 Articles of Amendment of C3, Inc., as filed with the Secretary of State of North Carolina on February 23, 1999.

3.3 Amended and Restated Bylaws of C3, Inc. which is hereby incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333- 36809).

4.1      Specimen Certificate of Common Stock.

4.2 Form of Representative's Warrant which is hereby incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333- 36809).

4.3 Rights Agreement dated as of February 22, 1999 between C3, Inc. and First Union National Bank as Rights Agent which includes the Form of Rights Certificate as Exhibit A.

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

10.20 Agreement, dated September 24, 1997, between John M. Bachman, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333-36809).*

10.21 Agreement, dated September 12, 1997, between QMD, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333-36809).*

10.22 1997 Declaration of Amendment to 1997 Omnibus Stock Plan of C3, Inc. which is hereby incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 of C3, Inc. (File No. 333-43613).+

10.23 Supplemental Development Agreement, dated January 8, 1998, between Cree Research, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.23 to the Annual Report on From 10-K of C3, Inc. for the Fiscal year ended December 31, 1997.*

10.24 Letter Agreement, dated January 8, 1998, between Cree Research, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.24 to the Annual Report on From 10-K of C3, Inc. for the Fiscal year ended December 31, 1997.*

10.25 Amended and Restated Development Agreement, dated July 1, 1998 between Cree Research, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q of C3, Inc. for the quarter ended June 30, 1998.*

10.26 Letter Agreement dated, July 14, 1998, between Cree Research, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.26 to the Quarterly Report on Form 10-Q of C3, Inc. for the quarter ended June 30, 1998.*

10.27 Employment Agreement, dated April 6, 1998, between Mark Kellam and C3, Inc. which is hereby incorporated by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q of C3, Inc. for the quarter ended September 30, 1998.+

10.28 First Amendment to Agreement, dated March 23, 1998 between John M. Bachman, Inc. and C3, Inc. which is hereby incorporated by reference to
         Exhibit 10.28 to the Quarterly Report on Form 10Q of C3, Inc. for the quarter ended September 30, 1998.*

10.29 Second Amendment to Agreement, dated September 28, 1998 between John M. Bachman, Inc. and C3, Inc. which is hereby incorporated by reference to
         Exhibit 10.29 to the Quarterly Report on Form 10-Q of C3, Inc. for the quarter ended September 30, 1998.*

10.30    1998 Declaration of Amendment to 1996 Stock Option Plan of C3, Inc.+

10.31    1998 Declaration of Amendment to 1997 Omnibus Stock Plan of C3, Inc.+

10.32 Employment Agreement, dated March 1, 1999, between Robert Thomas and C3, Inc.+

23.1     Consent of Deloitte & Touche LLP

27.1     Financial Data Schedule - Fiscal year ended December 31, 1998.

* The registrant has requested that certain portions of this exhibit be given confidential treatment.

+ Denotes a management contract or compensatory plan or arrangement.