Form 10-Q
period 1999-03-31
C3 INC /NC/
filed 1999-05-17
CIK 1015155

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                    FORM 10-Q


(Mark One)
[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the quarterly period ended March 31, 1999
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the transition period from _____________________to______________________


                        COMMISSION FILE NUMBER: 000-23329
                                    C3, Inc.
--------------------------------------------------------------------------------

             (Exact name of Registrant as specified in its charter)

         North Carolina                                 56-1928817
----------------------------------         ------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

           3800 Gateway Boulevard, Suite 310, Morrisville, N.C. 27560
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  919-468-0399
               --------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X   No
                                ----     ----



As of May 9, 1999 there were 7,004,669 shares of the Registrant's Common Stock, no par value per share, outstanding.

                                    C3, Inc.
                                      INDEX

PART I.   FINANCIAL INFORMATION

--------------------------------------------------------------------------------

Item 1.   Financial Statements

             Condensed Statements of Operations - Three Months Ended March 31, 1999 And 1998

             Condensed Balance Sheets - March 31, 1999 And December 31, 1998

             Condensed Statements Of Cash Flows - Three Months Ended March 31, 1999 And 1998

             Notes To Condensed Financial Statements

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

PART II.  OTHER INFORMATION

--------------------------------------------------------------------------------

Item 2.   Changes In Securities And Use Of Proceeds

Item 5.   Other Information

Item 6.   Exhibits And Reports On Form 8-K

Signatures

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                    C3, Inc.
                       Condensed Statements Of Operations
                                   (Unaudited)


                                                  Three Months Ended March 31,
                                                ---------------------------------

                                                   1999                 1998
                                                ------------        ------------
Net sales                                        $ 3,229,464        $   250,555
Cost of goods                                      2,095,578            155,076
                                                 -----------        -----------
Gross profit                                       1,133,886             95,479

Operating expenses:

    Marketing and sales                              603,304            761,136
    General and administrative                       798,934            627,330
    Research and development                         803,056          1,322,512

                                                 -----------        -----------
Total operating expenses                           2,205,294          2,710,978

                                                 -----------        -----------

Operating loss                                    (1,071,408)        (2,615,499)


Interest income, net                                 364,977            520,495
                                                 -----------        -----------

Net loss                                         $  (706,431)       $(2,095,004)
                                                 ===========        ===========

Basic and diluted net loss
     per share                                   $     (0.10)       $     (0.30)
                                                 ===========        ===========
Weighted-average common
     shares, basic and diluted                     6,997,726          6,938,476
                                                 ===========        ===========

See notes to Condensed Financial Statements.

                                    C3, Inc.
                            Condensed Balance Sheets

                                                            March 31,      December 31,
                                                              1999            1998
                                                         ---------------  --------------
ASSETS                                                     (Unaudited)
Current Assets:
     Cash and equivalents                                  $ 30,304,859    $ 32,004,045
     Accounts receivable, net                                   440,965         546,921
     Interest receivable                                        106,264         121,276
     Inventories                                              4,224,844       3,092,448
     Prepaid expenses and other assets                          306,875         294,797
                                                           ------------    ------------
              Total current assets                           35,383,807      36,059,487

Equipment, net                                                3,783,747       3,832,019
Patent and license rights, net                                  285,781         276,817
                                                           ------------    ------------
              Total assets                                 $ 39,453,335    $ 40,168,323
                                                           ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable:
              Cree Research, Inc.                          $  1,483,764    $  1,679,600
              Other                                             343,319         250,157
     Accrued expenses                                           236,226         223,248
     Deferred revenue                                             1,110          18,986
                                                           ------------    ------------
              Total current liabilities                       2,064,419       2,171,991

Commitments

Shareholders' Equity:
     Common stock                                            48,179,964      48,149,406
     Additional paid-in capital - stock options               1,978,825       1,910,368
     Accumulated deficit                                    (12,769,873)    (12,063,442)
                                                           ------------    ------------
              Total shareholders' equity                     37,388,916      37,996,332
                                                           ------------    ------------
              Total liabilities and shareholders' equity   $ 39,453,335    $ 40,168,323
                                                           ============    ============

See notes to Condensed Financial Statements

                                    C3, Inc.
                       Condensed Statements Of Cash Flows
                                   (Unaudited)


                                                                            Three Months Ended March 31,
                                                                     ---------------------------------------------

                                                                          1999                         1998
                                                                     ----------------              ---------------
OPERATING ACTIVITIES:
Net loss                                                             $     (706,431)               $  (2,095,004)
Adjustments:
     Depreciation and amortization                                          130,467                       15,499
     Compensation expense related to stock options                           68,457                       50,879
     Change in operating assets and liabilities:
          Net change in assets                                           (1,023,506)                    (512,308)
          Net change in liabilities                                        (107,572)                     420,152
                                                                     ----------------              ---------------
     Net cash used by operating activities                               (1,638,585)                  (2,120,782)
                                                                     ----------------              ---------------

INVESTING ACTIVITIES:
Purchase of equipment                                                       (77,744)                    (114,181)
Patent costs                                                                (13,415)                     (22,479)
                                                                     ----------------              ---------------
     Net cash used by investing activities                                  (91,159)                    (136,660)
                                                                     ----------------              ---------------

FINANCING ACTIVITIES:
Stock options exercised                                                      30,558                         ----
                                                                     ----------------              ---------------
     Net cash provided by financing activities                               30,558                         ----
                                                                     ----------------              ---------------

Net change in cash and equivalents                                       (1,699,186)                  (2,257,442)

Cash and equivalents, beginning of period                                32,004,045                   43,980,385
                                                                     ----------------              ---------------
Cash and equivalents, end of period                                  $   30,304,859                $  41,722,943
                                                                     ================              ===============

See notes to Condensed Financial Statements.

                                    C3, Inc.
                     Notes To Condensed Financial Statements
                                   (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all normal recurring adjustments which are necessary for the fair presentation of the results of the interim periods presented. Interim results are not necessarily indicative of results for the fiscal year. Certain reclassifications have been made to prior year's financial statements to conform to the classifications used in fiscal 1999. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1998, as set forth in the Company's Form 10-K, filed with the Securities and Exchange Commission on March 18, 1999.

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


2.  INVENTORIES

Inventories are stated at the lower of cost or market determined on a first in, first out basis. At March 31, 1999 finished goods includes $850,398 of test instruments, net of a $244,000 reserve for excess inventory. At December 31, 1998 finished goods includes $1,018,465 of test instruments, net of a $132,000 reserve for excess inventory. Inventories consisted of the following:

                                                      March 31,            December 31,
                                                         1999                  1998
                                                   -----------------     -----------------

         Raw materials                             $     855,347         $       140,411
         Work in process                               1,299,836                 819,953
         Finished goods                                2,069,661               2,132,084
                                                   -----------------     -----------------

         Total inventory                           $   4,224,844         $     3,092,448
                                                   =================     =================

3.       NON-CASH OPERATING EXPENSES

During the quarter ended March 31, 1999, in accordance with Accounting Principles Board Opinion No. 25, the Company recorded compensation expense of approximately $68,457 relating to stock options. Compensation expense related to stock options for the quarter ended March 31, 1998 was approximately $51,000. This compensation expense is recorded in general and administrative expense in the statements of operations.


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

5.   SUBSEQUENT EVENT

In May 1999 the Company entered into a letter agreement ("Letter Agreement") with its exclusive supplier, Cree Research, Inc. ("Cree"). Under the Letter Agreement the Company has agreed to purchase $2.8 million of crystal growth equipment from Cree and to purchase all crystals produced by existing crystal growers and the new crystal growers through June 30, 2000 at a price based upon a sliding scale depending on the quality of each crystal received. Additionally the two companies agreed to reduce the Company's monthly funding commitment under the Amended and Restated Development Agreement from $240,000 to $120,000. A portion of the crystal growers will be built to grow 3-inch diameter crystals and the rest will grow 2-inch diameter crystals.

The Company will pay the purchase price of the systems on a monthly basis as the systems are manufactured. Once completed the systems will remain at Cree where Cree will use them to produce silicon carbide ("SiC") crystals for the Company. When the systems are fully depreciated, the Company is obligated to transfer title to Cree. The first of these systems will come on-line in September 1999 with the balance coming on-line through the remainder of 1999. The Company intends to fund the purchase of these systems from its existing cash and equivalents.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that relate to the Company's future plans, objectives, estimates and goals. These statements are subject to numerous risks and uncertainties, including macro and micro economic factors that affect businesses operating in the international economy, the Company's reliance on Cree Research, Inc. ("Cree") as a developer and supplier of SiC crystals, the level of growth in domestic and international gemstone jewelry markets, the level of market acceptance of and demand for the Company's products, and the actions of existing and potential competitors. These and other risks and uncertainties are described under the heading "Business Risks" in the Company's Form 10-K for the year ended December 31, 1998, which was filed with the Securities and Exchange Commission on March 18, 1999. These risks and uncertainties could cause actual results and developments to be materially different from those expressed or implied by any of the forward-looking statements included herein.


OVERVIEW

From its inception in June 1995 through June 30, 1998, the Company was a development stage enterprise that devoted its resources to funding research and development of colorless lab-created moissanite gemstones, market research, developing initial consumer marketing themes and assembling a management team. The Company's principal business is the manufacture, marketing and distribution of lab-created moissanite gemstones (hereinafter referred to as moissanite or moissanite gemstones). Moissanite is being marketed as an exclusive new gemstone with properties, including brilliance, fire and hardness, that rival other fine gemstones like diamond, sapphire, ruby and emerald.

The Company began shipping moissanite to authorized retail jewelers in Atlanta and Miami/Ft. Lauderdale during the second quarter of 1998, and, in July 1998, launched consumer-focused advertising and promotion activities in those areas. Since mid-1998 the Company has expanded the number of authorized retail jewelers primarily located in the southeastern states of North Carolina, South Carolina, Georgia and Florida and increased the number of exclusive international distributors. To date marketing and promotion activities have been focused primarily in these southeastern states. Domestically, during 1999, the Company will focus on the market introduction of moissanite in other areas of the United States and as a result of these efforts expects moissanite may be available in as many as 500 retail locations by the end of 1999, although there can be no assurance that the Company will be successful in its efforts to expand its domestic distribution. As the Company develops a sufficient network of authorized retail jewelers, it expects to begin a national advertising campaign, which could begin as early as the second half of 1999. The Company will seek to expand the international distribution of moissanite and believes international sales could represent 2/3 of total sales for 1999.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1998.

Net sales increased by $2,978,909 from $250,555 for the three months ended March 31, 1998 to $3,229,464 for the three months ended March 31, 1999. The Company generated net sales of approximately $2,952,000 from moissanite for the three months ended March 31, 1999. During the first three months of 1998, prior to emerging from the development stage, the Company generated net sales of approximately $81,000 from gemstones, which have been netted against research and development expenses on the operating statement because many of the gemstones sold were associated with the Company's research and development program. Net sales from the Company's proprietary test instrument decreased from approximately $250,555 for the three months ended March 31, 1998 to $162,000 for the three months ended March 31, 1999.

Gross profit increased by $1,038,407 from $95,479 or 38% of sales for the three months ended March 31, 1998 to $1,133,886 or 35% of sales for the three months ended March 31, 1999. Gross profit for the three months ended March 31, 1998 related entirely to sales of the Company's proprietary test instrument. The Company will seek to increase gross margins for moissanite gemstones as the Company realizes improved yields from each SiC crystal produced by Cree. Gross margins for test instruments will likely decrease over time as the Company enters into additional volume distribution agreements and if it experiences pricing pressures on its testers from competitive test instruments.

Marketing and sales expenses decreased by $157,832 from $761,136 for the three months ended March 31, 1998 to $603,304 for the three months ended March 31, 1999. The decrease was primarily due to non-recurring expenditures for market research and initial development of advertising and marketing materials in the first quarter of 1998.

General and administrative expenses increased by $171,604 from $627,330 for the three months ended March 31, 1998 to $798,934 for the three months ended March 31, 1999. The increase resulted primarily from compensation and other expenses related to additional staff, occupancy expenses and investor relations expenses associated with business expansion and SEC compliance obligations incurred as a public company.

Research and development expenses decreased by $519,456 from $1,322,512 for the three months ended March 31, 1998 to $803,056 for the three months ended March 31, 1999. The decrease resulted primarily from the more focused development effort under the Company's July 1998 Amended and Restated Development Agreement with Cree Research, Inc. The July 1998 agreement replaced the June 1997 Development Agreement and the January 1998 Supplemental Development Agreement between C3 and Cree and provides both parties increased flexibility to pursue further color and yield improvements on both 2-inch and 3-inch diameter crystals.

Net interest income decreased by $155,518 from $520,495 for the three months ended March 31, 1998 to $364,977 for the three months ended March 31, 1999. This decrease resulted from lower interest income earned on lower cash balances due primarily to the use of the invested proceeds from the Company's initial public offering in November 1997. See Part II, Item 2.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception primarily through the net proceeds of its initial public offering of Common Stock in November 1997 and, prior to such offering, through private equity sales. Net proceeds from the Company's initial public offering were $41,072,982. During the first quarter of 1999, the Company used $1,638,585 to fund operations and $91,159 to fund capital expenditures and patent expenses. At March 31, 1999, the Company had $30,304,859 of cash and cash equivalents and $33,319,388 of working capital. The Company anticipates that its existing capital resources will be adequate to satisfy its capital requirements for at least the next 12 months.

The Company has entered into a number of agreements with specialty retail jewelry stores in the United States and with international distributors. See
Item 5 of Part II of this Quarterly Report. To support this expansion of its distribution network, the Company has begun to build inventory levels and intends to significantly increase its advertising and marketing expenditures as it develops and implements a national advertising campaign. The advertising campaign could aggregate $1-1.5 million in the second half of 1999. The Company intends to fund these inventories and advertising and marketing expenditures from its existing cash and equivalents.

Additionally, in May 1999 the Company entered into a letter agreement ("Letter Agreement") with its exclusive supplier, Cree Research, Inc. ("Cree"). Under the Letter Agreement the Company has agreed to purchase $2.8 million of crystal growth equipment from Cree and to purchase all crystals produced by existing crystal growers and the new crystal growers through June 30, 2000 at a price based upon a sliding scale depending on the quality of each crystal received. Additionally the two companies agreed to reduce the Company's monthly funding commitment under the Amended and Restated Development Agreement from $240,000 to $120,000. A portion of the crystal growers will be built to grow 3-inch diameter crystals and the rest will grow 2-inch diameter crystals.

The Company will pay the purchase price of the systems on a monthly basis as the systems are manufactured. Once completed the systems will remain at Cree where Cree will use them to produce SiC crystals for the Company. When the systems are fully depreciated, the Company is obligated to transfer title to Cree. The first of these systems will come on-line in September 1999 with the balance coming on-line through the remainder of 1999. The Company intends to fund the purchase of these systems from its existing cash and equivalents.


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

The Company believes that its greatest risk with respect to the Year 2000 issue stems from the potential non-compliance of our suppliers. The Company depends on one supplier of SiC crystals, Cree, and on a limited number of suppliers of other components services necessary for the manufacture of moissanite gemstones. Accordingly, if those suppliers are unable to process or fill the Company's orders or otherwise interact with us because of Year 2000 problems, the Company could experience material adverse effects to its business. The Company has initiated communications with its significant suppliers and vendors, including Cree. The Company is coordinating efforts with these parties to minimize the extent to which the Company's business will be vulnerable to their failure to remediate their own Year 2000 issues. The Company has received confirmation from its significant suppliers and vendors that they have developed plans to address the Year 2000 compliance issues of their systems prior to December 31, 1999.

The crystal growth systems, which Cree uses to produce SiC crystals for the Company, are dependent upon microprocessors. The Company has received written confirmation from Cree that it has evaluated the crystal growth systems and determined that they are fully Year 2000 compliant. Cree has also evaluated and remediated its other business systems that rely on microprocessors. According to Cree's Form 10Q for the quarter ended March 28, 1999, Cree has completed all Year 2000 compliance efforts with respect to its business systems. Any unexpected Year 2000 issues at Cree could cause delays in the receipt of SiC crystals which would, in turn, delay deliveries of moissanite gemstones to the Company's customers. Any significant delay in the Company's receipt of SiC crystals or resulting delay in delivery of moissanite gemstones would have a material adverse effect on the Company's business, operating results and financial condition.

There can be no assurance that the systems of third parties on which the Company's business relies will be modified on a timely basis. Additionally, to the extent that the general economy slows down as a result of Year 2000 compliance issues, the Company's operations could be affected. The Company's business, financial condition and results of operations could be materially adversely affected by the failure of its systems or those operated by other parties to operate properly beyond December 31, 1999. Although there is currently no alternative source for SiC crystals, to the extent possible, the Company will develop and execute contingency plans designed to allow continued operation in the event of failure of the Company's or third parties' systems.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that its exposure to market risk for changes in interest rates is not significant because the Company's investments are limited to highly liquid instruments with maturities of three months or less. At March 31, 1999 the Company has approximately $29.6 million of short-term investments classified as cash and equivalents. All of the Company's transactions with international customers and suppliers are denominated in US dollars.

PART II - OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

On November 14, 1997, the Securities and Exchange Commission declared the Company's Registration Statement on Form S-1 (File No. 333-36809) to be effective. The net proceeds of this offering were $41,072,982. As of March 31, 1999, the Company had approximately $22,530,600 of the remaining net proceeds of the offering invested in money market accounts, debt instruments having an original maturity of three months or less and other highly liquid investments. Approximately $5,594,800 of the proceeds has been used in research and development, of which $173,225 was paid to officers, directors or shareholders owning more than ten percent (10%) of the Common Stock outstanding. The Company has also used approximately $5,475,100 to fund sales, marketing and administrative expenses, of which $383,000 was paid to officers, directors or shareholders owning more than ten percent (10%) of the Common Stock outstanding. The Company also expended approximately $3,517,500 to build inventory of its products. In addition, the Company acquired $3,955,000 of production equipment, including $3,375,000 of crystal growth systems from Cree, certain computerized wafering and preform development equipment, and other equipment.

ITEM 5:  OTHER INFORMATION

The Company has entered into a number of agreements with specialty retail jewelers with an aggregate of over 150 locations in 31 states. Additionally, the Company has entered into 21 international agreements for distribution of moissanite gemstones in 27 countries and various areas in the Caribbean. The international agreements require aggregate annual moissanite purchases of approximately $16 million during calendar 1999 and approximately $18 million during calendar 2000.

In May 1999, the Company announced the addition of Mary Katherine Rafferty as Director of Marketing and Public Relations. Ms. Rafferty has 20 years of marketing and public relations experience primarily in the jewelry and cosmetics industries.

Additionally, in May 1999 the Company entered into a letter agreement ("Letter Agreement") with its exclusive supplier, Cree Research, Inc. ("Cree"). Under the Letter Agreement the Company has agreed to purchase $2.8 million of crystal growth equipment from Cree and to purchase all crystals produced by existing crystal growers and the new crystal growers through June 30, 2000 at a price based upon a sliding scale depending on the quality of each crystal received. Additionally the two companies agreed to reduce the Company's monthly funding commitment under the Amended and Restated Development Agreement from $240,000 to $120,000. A portion of the crystal growers will be built to grow 3-inch diameter crystals and the rest will grow 2-inch diameter crystals.

The Company will pay the purchase price of the systems on a monthly basis as the systems are manufactured. Once completed the systems will remain at Cree where Cree will use them to produce SiC crystals for the Company. When the systems are fully depreciated, the Company is fully obligated to transfer title to Cree; the first of these systems will come on-line in September 1999 with the balance coming on-line through the remainder of 1999. The Company intends to fund the purchase of these systems from its existing cash and equivalents.

Consistent with the Company's efforts to improve and secure its products, the Company has obtained certain rights for manufacturing gemstone products and gemological instrumentation which may arise from inventions made by C. Eric Hunter related to wide-band gap compound semiconductor materials. Mr. Hunter is the lead author on U.S. patents owned by the Company for synthetic SiC gemstones. Under a Licensing Agreement effective as of October 10, 1998, C. Eric Hunter granted the Company an irrevocable, exclusive and perpetual license to utilize certain new patent applications for compound semiconductor materials that potentially have use in the manufacture of synthetic gemstones and gemological instrumentation. Under the Licensing Agreement, the Company agreed to pay for the cost of filing, prosecuting and maintaining those patent applications in the United States and to indemnify C. Eric Hunter from any claims made against Mr. Hunter relating to any patent infringement for gemstone and gemological instrumentation or relating to his involvement with C3 through December 31, 2003.

Mr. Hunter has filed a number of patent applications on technology covered under the Licensing Agreement, one of which has been issued (US Patent Number 5858086), and the Company has paid or reimbursed legal expenses relating to the patent and patent applications of approximately $58,000 to date. The Company also has the right to license other technology developed by Mr. Hunter through December 31, 2003 under the same terms and conditions.

The Company entered into the License Agreement in order to assure itself of rights to future gemstone technology developed by C. Eric Hunter. The technologies are covered by existing patent applications and are in the very early stages of development. Based on the development to date, the Company is unable to assess the extent to which these technologies may enable the Company to pursue new gemstone products or improve existing products. Should the Company ever use any of these technologies in its products, the Company has agreed to pay Mr. Hunter a royalty based on net sales of those products. If Mr. Hunter manufactures gemstone materials or gemological instrumentation using the inventions, he has agreed to sell those materials or instruments exclusively to C3 at his cost plus an agreed upon margin. The Company believes the terms of the royalty and product purchases to be no less favorable than they could obtain from a third party. The Company has no obligation to fund any development expenses other than legal fees, including filing, prosecuting and maintaining said patents and patent applications.

C. Eric Hunter is the brother of Jeff N. Hunter, the Chairman and Chief Executive Officer of the Company, and according to information obtained from his
Schedule 13G dated January 18, 1999 was also the beneficial owner of approximately 9.4% of the Company's common stock.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits

       Exhibit No.    Description
       -----------    -----------

       10.33 Employment Agreement, dated May 1, 1999, between Mary Katherine Rafferty and C3, Inc.+

       10.34 Letter Agreement, dated May 3, 1999 between Cree Research, Inc. and C3, Inc.*

       10.35          Licensing Agreement, dated October 10, 1998, between
                      C. Eric Hunter and C3, Inc.*

       27.1           Financial Data Schedule

        * The Company has requested that certain portions of this exhibit be given confidential treatment. An unredacted version of this Exhibit has been filed with the Commission.
       +  Denotes a management contract or compensatory plan or arrangement.

       (b) Report on Form 8-K

       The Company filed a current Report on Form 8-K on March 11, 1999 to report the Company's adoption of a Shareholder Rights Agreement.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C3, Inc.

Date:  May 17, 1999          /s/ Jeff  N. Hunter
                             -------------------
                             Jeff N. Hunter
                             Chief Executive Officer and Chairman of the Board
                             and Director
                             (Principal Executive Officer)





Date:  May 17, 1999          /s/ Mark W. Hahn
                             ----------------
                             Mark W. Hahn
                             Chief Financial Officer
                             (Principal Financial and
                             Accounting Officer)