Form 10-K/A
period 1998-12-31
C3 INC /NC/
filed 1999-06-01
CIK 1015155

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ______________

                                 FORM 10-K/A-1


(Mark One)
[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 1998
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____________________to______________________

                       Commission File Number: 000-23329

                                   C3, Inc.
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

          North Carolina                               56-1928817
---------------------------------------   --------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
          incorporation)

  3800 Gateway Boulevard, Suite 310,
         Morrisville, N.C.                                27560
----------------------------------------   -------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (919) 468-0399
                                                    --------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A-1 or any amendment to this Form 10-K/A-1 [X].

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of January 31, 1999 was $111,892,944. On January 31, 1999 there were 6,993,309 outstanding shares of the Registrant's common stock.

                      DOCUMENT INCORPORATED BY REFERENCE

Certain portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders held on May 17, 1999 have been incorporated by reference into
Part III of this Annual Report on Form 10-K/A-1.

                                    Part III

Item 13.  Certain Relationships and Related Transactions

Transactions with Cree

     Jeff N. Hunter, one of the founders of the Company and Chairman of the Board and Chief Executive Officer, and C. Eric Hunter, one of the founders of the Company and the beneficial owner of 9.4% of the Common Stock outstanding, are the brothers of F. Neal Hunter, the Chief Executive Officer of Cree. C. Eric Hunter was one of the founders of Cree and was the President and Chief Executive Officer of Cree prior to the time of any transactions between the Company and Cree. In May 1995, Mr. Hunter entered into a consulting and non-competition agreement with Cree effective from July 1995 through July 1998 under which Cree is entitled to request Mr. Hunter to provide consulting services. Mr. Hunter has agreed that during the term of the agreement, he will not, among other activities, provide services to, or have certain interests or positions in, businesses engaged in the production of SiC substrates, the distribution of SiC substrates not produced or purchased from Cree, or research and development in SiC substrates. As of August 7, 1998, based on the shareholdings reported in Cree's proxy statement dated October 1, 1998, Cree and certain of its officers and directors own approximately five percent (5%) of the Common Stock outstanding. GEPT, which is the beneficial owner of 8.3% of the Common Stock was, as of August 7, 1998, the beneficial owner of approximately ten percent (10%) of the outstanding common stock of Cree.

Exclusive Supply Agreement

     On June 6, 1997, the Company and Cree entered into an Exclusive Supply Agreement (the "Exclusive Supply Agreement"). Under the provisions of the Exclusive Supply Agreement, the Company has agreed to purchase from Cree at least 50%, by dollar volume, of the Company's requirements for SiC crystals for the production of gemstones in each calendar quarter. Cree is obligated to supply this amount of materials to the Company, and Cree has agreed not to sell SiC crystals to anyone other than the Company for gemstone use. The price for SiC crystals is equal to Cree's loaded manufacturing cost plus a margin, which margin may increase if the price of crystals falls below a specified amount. Through June 30, 1999 the Company has agreed to purchase all crystals produced by existing crystal growers and the Company and Cree have agreed that the price paid to Cree for these SiC crystals will be based upon a sliding scale depending on the quality of each crystal received.

     Cree will have to build additional crystal growth systems in order to meet the Company's anticipated requirements for SiC crystals. Under the Exclusive Supply Agreement, Cree may elect, in its sole discretion, to have the Company purchase the additional growth systems that will be required to meet the Company's anticipated demand for SiC crystals or Cree may fund the costs of these systems on its own and recoup its costs by incorporating the costs of the systems into the cost of the SiC crystals purchased by the Company. If Cree elects to have the Company purchase the additional crystal growth systems, such systems must remain at Cree's facilities and ownership of such systems will transfer to Cree when the Company has fully depreciated their cost.

     In May 1998 the Company ordered quantities of SiC crystals exceeding the capacity of the existing crystal growth system. Cree elected to have the Company purchase $3.4 million of additional crystal growers. The first of these crystal growers became operational in August 1998 with all the ordered growers on-line by December 1998. The Company paid the entire $3.4 million purchase price to Cree during 1998.

     The Exclusive Supply Agreement has an initial term of ten years, which may be extended for an additional ten years by either party if the Company orders in any 36-month period SiC crystals with an aggregate purchase price in excess of $1 million. During the year ended December 31, 1998, the Company made aggregate payments of approximately $3.4 million to Cree for purchases of SiC crystals under the Exclusive Supply Agreement.

Development Agreement

     On July 1, 1998, the Company entered into an Amended and Restated Development Agreement (the "Development Agreement") with Cree which is focused on increasing the yield of usable material in each silicon carbide crystal manufactured by Cree for use by C3 in the production of lab-created moissanite gemstones. The Development Agreement establishes performance milestones for 1999 and contemplates that the Company and Cree will revise the performance milestones annually to provide both parties with more flexibility to pursue further color and yield improvements on both 2-inch and 3-inch diameter crystals. The 4-year Development Agreement replaces the June 1997 Development Agreement and the 1998 Supplemental Development Agreement between the parties and requires the Company to fund the program at $2.88 million annually. Either party may terminate the Agreement if Cree does not meet the annual performance milestones or if the Company and Cree do not mutually agree on the performance milestones for the ensuing year. During the year ended December 31, 1998 the Company made aggregate payments of approximately $2.5 million to Cree under the Development Agreement, the 1997 Development Agreement and the 1998 Supplemental Development Agreement.

Other Cree Transactions

     In January 1996, the Company and Cree entered into a letter agreement under which the Company agreed to assist Cree in prosecuting its patent application for a particular process of producing colorless SiC crystals, and Cree granted the Company an irrevocable nonexclusive royalty-free license to use that process in connection with the manufacture, use and sale of lab created moissanite gemstones. Under this agreement, the Company is obligated to reimburse Cree for all legal expenses incurred by Cree in preparing, filing, prosecuting and maintaining any patents issued in connection with that process for producing colorless SiC crystals. Cree was issued a patent for a process for growing colorless SiC on February 17, 1998. During the year ended December 31, 1998, the Company made aggregate payments of approximately $15,000 to Cree in connection with this letter agreement.

     Under a February 1996 letter agreement, the Company has agreed to purchase all of its requirements for the semiconductor chip component of its moissanite/diamond test instrument from Cree, and Cree granted the Company the exclusive right to purchase such chips for use in gemstone analysis and verification equipment. The Company is obligated to purchase all of its requirements for such chips from Cree at prices that may not exceed Cree's then current list price for such chips and to pay Cree a royalty of 2.5% of net sales of all test instruments incorporating the Cree chip. The letter agreement has a term of twenty years. During the year ended December 31, 1998, the Company made aggregate payments of approximately $16,000 to Cree under this letter agreement.

Other Transactions

     In November 1996, the Company entered into a consulting agreement with Robert S. Thomas, now the President and an executive officer of the Company, pursuant to which Mr. Thomas provided consulting services related to the business development and sales strategy for moissanite gemstones for fees to be mutually agreed upon plus expenses. The consulting agreement was terminated in June 1998 when Mr. Thomas became an employee of the Company. During 1998, the Company made payments under this agreement of $10,500 to Mr. Thomas. As additional consideration for the consulting services to be performed by Mr. Thomas, the Company granted Mr. Thomas options to purchase shares of Common Stock as follows: November 1996-10,650 shares at an exercise price of $2.69 per share, vesting in three equal annual installments; August 1997-21,300 shares at an exercise price of $4.81 per share, vesting in three equal annual installments; November 1997-15,000 shares at an exercise price of $15.00 per share, vesting 15% upon completion of the Company's IPO in November 1997 and the balance vesting on the ninth anniversary of grant, with acceleration if the Company meets certain performance targets for earnings per share, sales or margins during 1998, 1999, 2000 and 2001; and December 1997-40,000 shares at an exercise price of $13.88 per share, vesting in three equal annual installments. The Company subsequently made the August 1997 options exercisable in full upon the consummation of the Company's initial public offering. Mr. Thomas' options expire on the tenth anniversary of the date of grant.


     In May 1997, the Company entered into a one-year consulting agreement with Paula K. Berardinelli pursuant to which Dr. Berardinelli agreed to provide marketing, sales, management, organizational and other services to the Company for fees to be mutually agreed upon plus expenses. The consulting agreement expired on April 30, 1998. During the year ended December 31, 1998, the Company did not request that Dr. Berardinelli perform consulting services under the agreement and, consequently, paid no fees to Dr. Berardinelli. Dr.

Berardinelli is the spouse of Jeff N. Hunter, the Chairman of the Board and Chief Executive Officer of the Company.

     In September 1997, the Company entered into a consulting agreement with C. Eric Hunter pursuant to which C. Eric Hunter agreed to assist the Company in filing, prosecuting and maintaining certain patents relating to the Company's technology. The consulting agreement had an initial term of two years and entitled C. Eric Hunter to receive a monthly consulting fee of $1,800. Upon the completion of C. Eric Hunter's consulting obligations to the Company, the consulting agreement was terminated effective as of March 31, 1998 and the Company paid C. Eric Hunter accrued consulting fees of $12,600. C. Eric Hunter is the beneficial owner of 9.4% of the Common Stock outstanding and the brother of Jeff N. Hunter.

     Consistent with the Company's efforts to improve and secure its products, the Company has obtained certain rights for manufacturing gemstone products and gemological instrumentation which may arise from inventions made by C. Eric Hunter related to wide-band gap compound semiconductor materials. C. Eric Hunter is the lead author on U.S. patents owned by the Company for synthetic SiC gemstones. Under a Licensing Agreement effective as of October 10, 1998, C. Eric Hunter granted the Company an irrevocable, exclusive and perpetual license to utilize certain new patent applications for compound semiconductor materials that potentially have use in the manufacture of synthetic gemstones and gemological instrumentation. Under the Licensing Agreement, the Company agreed to pay for the cost of filing, prosecuting and maintaining those patent applications in the United States and to indemnify C. Eric Hunter from any claims made against C. Eric Hunter relating to any patent infringement for gemstone and gemological instrumentation or relating to his involvement with C3 through December 31, 2003.

     C. Eric Hunter has filed a number of patent applications on technology covered under the Licensing Agreement, one of which has been issued (US Patent Number 5858086), and the Company has paid or reimbursed legal expenses relating to the patent and patent applications of approximately $58,000 to date. The Company also has the right to license other technology developed by C. Eric Hunter through December 31, 2003 under the same terms and conditions.

     The Company entered into the License Agreement in order to assure itself of rights to future gemstone technology developed by C. Eric Hunter. The technologies are covered by existing patent applications and are in the very early stages of development. Based on the development to date, the Company is unable to assess the extent to which these technologies may enable the Company to pursue new gemstone products or improve existing products. Should the Company ever use any of these technologies in its products, the Company has agreed to pay C. Eric Hunter a royalty based on net sales of those products. If
C. Eric Hunter manufactures gemstone materials or gemological instrumentation using the inventions, he has agreed to sell those materials or instruments exclusively to C3 at his cost plus an agreed upon margin. The Company believes the terms of the royalty and product purchases to be no less favorable than they could obtain from a third party. The Company has no obligation to fund any development expenses other than legal fees, including filing, prosecuting and maintaining said patents and patent applications.

     C. Eric Hunter is the brother of Jeff N. Hunter, the Chairman and Chief Executive Officer of the Company, and according to information obtained from his
Schedule 13G dated January 18, 1999 was also the beneficial owner of approximately 9.4% of the Company's common stock.

Fairness of Transactions

     The Company believes that all of the transactions listed under the caption "Certain Transactions" were made on terms no less favorable to the Company than could have been obtained in substantially similar transactions with unaffiliated third parties. All agreements entered into between the Company, and its officers and directors and the agreements entered into between the Company and Cree during 1998 were approved by a majority of the Board. Future transactions between the Company and any officer, director, five percent shareholder or affiliate of the Company will be approved by a majority of the Board of Directors and will be on terms no less favorable to the Company than could be obtained in substantially similar transactions with unaffiliated third parties.

                                    Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) and (2) Financial statements and financial statement schedule--the financial statements, financial statements schedule, and report of independent accountants are filed as part of the Registrant's Annual Report on Form 10-K, filed on March 18, 1999 (see Index to Financial Statements at Part II Item 8 on page 30 of the Registrant's Annual Report on Form 10-K, filed on March 18, 1999.

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

10.30 1998 Declaration of Amendment to 1996 Stock Option Plan of C3, Inc.+

10.31 1998 Declaration of Amendment to 1997 Omnibus Stock Plan of C3, Inc.+

10.32 Employment Agreement, dated March 1, 1999, between Robert Thomas and C3, Inc.+

10.35 Licensing Agreement, dated October 10, 1998, between C. Eric Hunter and C3, Inc., which is hereby incorporated by reference to Exhibit 10.35 to the Quarterly Report on Form 10-Q of C3, Inc. for the quarter ended March 31, 1999.*

23.1  Consent of Deloitte & Touche LLP

27.1  Financial Data Schedule - Fiscal year ended December 31, 1998.

* The registrant has requested that certain portions of this exhibit be given confidential treatment.

+ Denotes a management contract or compensatory plan or arrangement.

                                 EXHIBIT INDEX
                                       TO
                         ANNUAL REPORT ON FORM 10-K/A-1
                                       OF
                                    C3, INC.
Exhibit
Number                              Description
------                              -----------

10.35 Licensing Agreement, dated October 10, 1998, between C. Eric Hunter and C3, Inc., which is hereby incorporated by reference to Exhibit 10.35 to the Quarterly Report on Form 10-Q of C3, Inc. for the quarter ended March 31, 1999.*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C3, Inc.

By: /s/ Jeff N. Hunter                             Date: 6/1/99
   -------------------                                   -------
   Jeff N. Hunter
   Chairman of the Board and Director
   (Principal executive officer)