Form 10-Q
period 1999-06-30
C3 INC /NC/
filed 1999-08-16
CIK 1015155

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                    FORM 10-Q


(Mark One)
[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from _____________________to______________________


                        COMMISSION FILE NUMBER: 000-23329
                                    C3, Inc.
------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


        North Carolina                            56-1928817
------------------------------------     -----------------------------------
  (State or other jurisdiction of              I.R.S. Employer
   incorporation or organization)           (Identification No.)


           3800 Gateway Boulevard, Suite 310, Morrisville, N.C. 27560
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

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


As of August 3, 1999 there were 7,019,361 shares of the Registrant's Common Stock, no par value per share, outstanding.

                                    C3, Inc.
                                      INDEX

PART I.   FINANCIAL INFORMATION

-------------------------------------------------------------------------------

Item 1.   Financial Statements

             Condensed Statements of Operations - Three Months and Six Months Ended June 30, 1999 And 1998

             Condensed Balance Sheets - June 30, 1999 And December 31, 1998

             Condensed Statements Of Cash Flows - Six Months Ended June 30, 1999 And 1998

             Notes To Condensed Financial Statements

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Item 3.   Quantitative And Qualitative Disclosures About Market Risk

PART II.  OTHER INFORMATION

-------------------------------------------------------------------------------

Item 2.   Changes In Securities And Use Of Proceeds

Item 5.   Other Information

Item 6.   Exhibits And Reports On Form 8-K

Signatures

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
                                    C3, Inc.
                       Condensed Statements Of Operations
                                   (Unaudited)





                                      Three Months Ended June 30,             Six Months Ended June 30,
                                   -----------------------------------    -----------------------------------

                                        1999               1998                1999                1998
                                   ---------------    ----------------    ----------------    ---------------


Net sales                           $   3,533,612    $       202,010       $   6,763,076      $      452,565
Cost of goods                           1,631,677            135,476           3,727,255             290,552
                                   ---------------    ----------------    ----------------    ---------------
Gross profit                            1,901,935             66,534           3,035,821             162,013

Operating expenses:

    Marketing and sales                 1,172,334            512,863           1,775,638           1,273,999
    General and administrative            641,876            714,874           1,440,810           1,342,204
    Research and development              789,694          1,088,331           1,592,750           2,410,843
                                   ---------------    ----------------    ----------------    ---------------
Total operating expenses                2,603,904          2,316,068           4,809,198           5,027,046
                                   ---------------    ----------------    ----------------    ---------------

Operating loss                           (701,969)        (2,249,534)         (1,773,377)         (4,865,033)

Interest income, net                      321,364            473,690             686,341             994,185
                                   ---------------    ----------------    ----------------    ---------------

Net loss                                 (380,605)     $  (1,775,844)         (1,087,036)     $   (3,870,848)
                                   ===============    ================    ================    ===============

Basic and diluted net loss
     per share                     $       (0.05)      $       (0.26)      $       (0.16)     $        (0.56)
                                   ===============    ================    ================     ===============
Weighted-average common
     shares, basic and diluted         7,011,284          6,941,315           7,004,543           6,939,904
                                   ===============    ================    ================    ===============


See Notes to Condensed Financial Statements.

                                    C3, Inc.
                            Condensed Balance Sheets

                                                                         June 30, 1999           December 31, 1998
                                                                      ---------------------    ----------------------

ASSETS                                                                    (Unaudited)
Current Assets:
     Cash and equivalents                                              $      27,841,676       $        32,004,045
     Accounts receivable, net                                                    980,785                   546,921
     Interest receivable                                                         100,555                   121,276
     Inventories                                                               6,176,892                 3,092,448
     Prepaid expenses and other assets                                           390,875                   294,797
                                                                      ---------------------    ---------------------

              Total current assets                                            35,490,783                36,059,487

Equipment, net                                                                 3,693,810                 3,832,019
Patent and license rights, net                                                   319,370                   276,817
                                                                      =====================    ======================
              Total assets                                             $      39,503,963       $        40,168,323
                                                                      =====================    ======================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable:
              Cree Research, Inc.                                     $        1,434,641       $         1,679,600
              Other                                                              737,793                   250,157
     Accrued expenses                                                            203,176                   223,248
     Deferred revenue                                                              6,031                    18,986
                                                                      ---------------------    ----------------------
              Total current liabilities                                        2,381,641                 2,171,991

Commitments

Shareholders' Equity:
     Common stock                                                             48,218,280                48,149,406
     Additional paid-in capital - stock options                                2,054,520                 1,910,368
     Accumulated deficit                                                     (13,150,478)              (12,063,442)
                                                                      ---------------------    ----------------------
              Total shareholders' equity                                      37,122,322                37,996,332
                                                                      ---------------------    ----------------------
              Total liabilities and shareholders' equity               $      39,503,963       $        40,168,323
                                                                      =====================    ======================

See Notes to Condensed Financial Statements
                                       4

                                    C3, Inc.
                       Condensed Statements Of Cash Flows
                                   (Unaudited)




                                                              Six Months Ended June 30,
                                                        ----------------------------------------

                                                              1999                   1998
                                                        ------------------    ------------------

OPERATING ACTIVITIES:
Net loss                                                    $(1,087,036)          $(3,870,848)
Adjustments:
     Depreciation and amortization                              262,013                43,917
     Compensation expense related to stock options              151,831               146,778
     Change in operating assets and liabilities:
          Net change in assets                               (3,593,665)           (1,365,303)
          Net change in liabilities                             209,650               485,078
                                                        ------------------    ------------------
     Net cash used by operating activities                   (4,057,207)           (4,560,378)
                                                        ------------------    ------------------

INVESTING ACTIVITIES:
Purchase of equipment                                          (114,875)             (286,492)
Patent costs                                                    (51,482)              (63,334)
                                                        ------------------    ------------------
     Net cash used by investing activities                     (166,357)             (349,826)
                                                        ------------------    ------------------

FINANCING ACTIVITIES:
Stock options exercised                                          61,195                  ----
                                                        ------------------    ------------------
      Net cash provided by financing activities                  61,195                  ----
                                                        ------------------    ------------------

Net change in cash and equivalents                           (4,162,369)           (4,910,204)

Cash and equivalents, beginning of period                    32,004,045            43,980,385
                                                        ==================    ==================
Cash and equivalents, end of period                         $27,841,676           $39,070,181
                                                        ==================    ==================



See Notes to Condensed Financial Statements.

                                    C3, Inc.
                     Notes To Condensed Financial Statements
                                   (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all normal recurring adjustments which are necessary for the fair presentation of the results of the interim periods presented. Interim results are not necessarily indicative of results for the year. Certain reclassifications have been made to prior year's financial statements to conform to the classifications used in fiscal 1999. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1998, as set forth in the Company's Form 10-K, filed with the Securities and Exchange Commission on March 18, 1999.

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

2.  INVENTORIES

Inventories are stated at the lower of cost or market determined on a first in, first out basis. At June 30, 1999 finished goods includes $636,000 of test instruments, net of a $356,000 reserve for excess inventory. At December 31, 1998 finished goods includes $1,018,000 of test instruments, net of a $132,000 reserve for excess inventory. Inventories consisted of the following:

                                          June 30,            December 31,
                                            1999                  1998
                                      -----------------     -----------------
         Raw materials                $      94,346         $       140,411
         Work in process                  2,647,177                 819,953
         Finished goods                   3,435,369               2,132,084
                                      -----------------     -----------------

         Total inventory              $   6,176,892         $     3,092,448
                                      =================     =================

3.  NON-CASH OPERATING EXPENSES

During the quarter and six months ended June 30, 1999, in accordance with Accounting Principles Board Opinion No. 25, the Company recorded compensation expense of approximately $83,374 and $151,831, respectively, relating to stock options. Compensation expense related to stock options for the quarter and six months ended June 30, 1998 was approximately $95,899 and $146,778, respectively. This compensation expense is recorded in general and administrative expense in the statements of operations.

4.  NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, Statement of Financial Accounting Standards No. 133 ("FAS 133"), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, was issued. This statement establishes standards for valuing and reporting at fair value all derivative instruments as either assets or liabilities. FAS 133, as amended by FAS 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has not evaluated the impact of the adoption of this Statement on the financial statements.

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

The Company began shipping moissanite to authorized retail jewelers in Atlanta and Miami/Ft. Lauderdale during the second quarter of 1998, and in July 1998 launched targeted consumer-focused advertising and promotion activities in those areas. Since mid-1998, the Company has focused on introducing moissanite domestically in other selected markets following the same model used in Atlanta and Miami/Ft. Lauderdale. The Company has expanded the number of specialty retail jewelry store locations authorized to sell moissanite to 193. During the second half of 1999, the Company will continue product introduction in other US markets. The Company expects moissanite to be available in as many as 400 to 500 retail locations by the end of 1999. In conjunction with the broader introduction of moissanite, the Company expects to begin a national advertising campaign as early as the fourth quarter of 1999. The Company also has developed relationships with distributors in certain international territories. In the second half of 1999, the Company will seek to expand the international distribution of moissanite and believes international sales could represent as much as 2/3 of total sales for 1999.

In the first half of 1999 efforts to expand the distribution of moissanite were limited in line with the availability of product. During the second quarter of 1999, Cree showed marked improvement in silicon carbide crystal quality resulting in increased yield of salable gemstones. Throughout the remainder of the year, particularly as the new 3-inch diameter crystal growth systems come on-line, yields may vary. Any significant increases or decreases in yields would have a corresponding material impact on gross margins. As the Company continues to expand its distribution channels, it is developing a deeper understanding of the impacts that seasonality will have on its quarterly sales. Although the Company is confident it will meet its second-half sales goals, the summer season is typically slow in the worldwide jewelry industry which could cause the Company's sequential quarter's sales to be flat for the third quarter of 1999. As the Company is expanding its marketing and promotion activities, it expects to continue operating at a loss through at least the third quarter of 1999. Moreover, there can be no assurance that the Company will ever achieve sales increases or profitability, or that if profitability is achieved, that such profitability can be sustained.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998.

Net sales increased by $3,331,602 from $202,010 for the three months ended June 30, 1998 to $3,533,612 for the three months ended June 30, 1999. The Company generated net sales of approximately $3,224,000 from gemstones for the three months ended June 30, 1999. During the quarter ended June 30, 1998, prior to emerging from the development stage, the Company generated net sales of approximately $243,000 from gemstones, which have been netted against research and development expenses on the operating statement because many of the gemstones sold were associated with the Company's research and development program. Net sales from the Company's proprietary test instrument decreased from approximately $202,010 for the three months ended June 30, 1998 to $159,662 for the three months ended June 30, 1999.

Gross profit increased by $1,835,401 from $66,534 or 33% of sales for the three months ended June 30, 1998 to $1,901,935 or 54% of sales for the three months ended June 30, 1999. Gross profit for the three months ended June 30, 1998 related entirely to sales of the Company's proprietary test instrument and gross profit for the three months ended June 30, 1999 related primarily to sales of moissanite gemstones. Gross margins increased in the second quarter of 1999 primarily as a result of significant improvement in yields of salable gemstones from silicon carbide crystals during the second quarter of 1999. Throughout the remainder of the year, particularly as the new 3-inch diameter crystal growth systems come on-line yields may vary. Any significant yield changes would have a material impact on gross profit.

Marketing and sales expenses increased by $659,471 from $512,863 for the three months ended June 30, 1998 to $1,172,334 for the three months ended June 30, 1999. The increase was primarily due to advertising and promotion activities supporting the product launch activities in selected domestic cities and compensation and other expenses related to additional staff.

General and administrative expenses decreased by $72,998 from $714,874 for the three months ended June 30, 1998 to $641,876 for the three months ended June 30, 1999. The decrease resulted primarily from the Company moving a significant portion of its SEC compliance activities in-house.

Research and development expenses decreased by $298,637 from $1,088,331 for the three months ended June 30, 1998 to $789,694 for the three months ended June 30, 1999. The decrease resulted primarily from the more focused development effort under the Company's July 1998 Amended and Restated Development Agreement with Cree. The July 1998 agreement replaced the June 1997 Development Agreement and the January 1998 Supplemental Development Agreement between C3 and Cree and provides both parties increased flexibility to pursue further color and yield improvements on both 2-inch and 3-inch diameter crystals.

Net interest income decreased by $152,326 from $473,690 for the three months ended June 30, 1998 to $321,364 for the three months ended June 30, 1999. This decrease resulted from lower interest income earned on lower cash balances due primarily to the use of the invested proceeds from the Company's initial public offering in November 1997. See Part II, Item 2.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998.

Net sales increased by $6,310,511 from $452,565 for the six months ended June 30, 1998 to $6,763,076 for the six months ended June 30, 1999. The Company generated net sales of approximately $6,175,499 from moissanite gemstones for the six months ended June 30, 1999. During the first six months of 1998, prior to emerging from the development stage, the Company generated net sales of approximately $324,000 from gemstones, which have been netted against research and development expenses on the operating statement because many of the gemstones sold were associated with the Company's research and development program. Net sales from the Company's proprietary test instrument decreased from approximately $452,565 for the six months ended June 30, 1998 to $321,834 for the six months ended June 30, 1999.

Gross profit increased by $2,873,808 from $162,013 or 36% of sales for the six months ended June 30, 1998 to $3,035,821 or 45% of sales for the six months ended June 30, 1999. Gross profit for the six months ended June 30, 1998 related entirely to sales of the Company's proprietary test instrument. Gross profit for six months ended June 30, 1999 related primarily to sales of moissanite gemstones. The increase in gross margins is primarily related to a significant improvement in yields of salable gemstones from silicon carbide crystals during the second quarter of 1999. Throughout the remainder of the year, particularly as the new 3-inch diameter crystal growth systems come on-line yields may vary. Any significant yield changes would have a material impact on gross profit.

Marketing and sales expenses increased by $501,639 from $1,273,999 for the six months ended June 30, 1998 to $1,775,638 for the six months ended June 30, 1999. The increase was primarily due to advertising and promotion activities supporting the product launch activities in selected domestic cities and compensation and other expenses related to additional staff.

General and administrative expenses increased by $98,606 from $1,342,204 for the six months ended June 30, 1998 to $1,440,810 for the six months ended June 30, 1999. The increase resulted primarily from compensation and other expenses related to additional staff.

Research and development expenses decreased by $818,093 from $2,410,843 for the six months ended June 30, 1998 to $1,592,750 for the six months ended June 30, 1999. The decrease resulted primarily from the more focused development effort under the Company's July 1998 Amended and Restated Development Agreement with Cree. The July 1998 agreement replaced the June 1997 Development Agreement and the January 1998 Supplemental Development Agreement between C3 and Cree and provides both parties increased flexibility to pursue further color and yield improvements on both 2-inch and 3-inch diameter crystals.

Net interest income decreased by $307,844 from $994,185 for the six months ended June 30, 1998 to $686,341 for the six months ended June 30, 1999. This decrease resulted from lower interest income earned on lower cash balances due primarily to the use of the invested proceeds from the Company's initial public offering in November 1997. See Part II, Item 2.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception primarily through the net proceeds of its initial public offering of Common Stock in November 1997 and, prior to such offering, through private equity sales. Net proceeds from the Company's initial public offering were $41,072,982. During the second quarter of 1999, the Company used $2,418,622 to fund operations and $75,198 to fund capital expenditures and patent expenses. At June 30, 1999, the Company had $27,841,676 of cash and equivalents and $33,109,142 of working capital. The Company anticipates that its existing capital resources will be adequate to satisfy its capital requirements for at least the next 12 months.

The Company has entered into a number of agreements with specialty retail jewelry stores in the United States and with international distributors. See
Item 5 of Part II of this Quarterly Report. To support this expansion of its distribution network, the Company has begun to build inventory levels and intends to significantly increase its advertising and marketing expenditures as it develops and implements a national advertising campaign. The advertising campaign could total $1.5 - 2 million in the second half of 1999. The Company intends to fund these inventories and advertising and marketing expenditures from its existing cash and equivalents.

Additionally, in May 1999, the Company entered into a letter agreement ("Letter Agreement") with its exclusive supplier, Cree. Under the Letter Agreement the Company has agreed to purchase $2.8 million of crystal growth equipment from Cree and to purchase all crystals produced by existing crystal growers and the new crystal growers through June 30, 2000 at a price based upon a sliding scale depending on the quality of each crystal received. Additionally the two companies agreed to reduce the Company's monthly funding commitment under the Amended and Restated Development Agreement from $240,000 to $120,000. A portion of the crystal growers will be built to grow 3-inch diameter crystals and the rest will grow 2-inch diameter crystals.

The Company will pay the purchase price of the systems on a monthly basis as the systems are manufactured. Once completed the systems will remain at Cree where Cree will use them to produce SiC crystals for the Company. When the systems are fully depreciated, the Company is obligated to transfer title to Cree. The first of these systems will come on-line in August 1999 with the balance coming on-line through the remainder of 1999. The Company intends to fund the purchase of these systems from its existing cash and equivalents.

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

As part of its evolution to an operating company, the Company selected and implemented an enterprise-wide information technology system to support the information needs of the Company. The Company has received written confirmation from the software vendor that the information technology system selected by the Company is fully Year 2000 compliant. The Company has substantially completed the implementation of this system and the testing of the Year 2000 compliance of the system and does not expect the Year 2000 issue to pose significant operational problems for its computer systems. The Company has also substantially completed reviewing its non-information technology systems for Year 2000 compliance and believes the Year 2000 exposure with respect to those systems is not material.

The Company believes that its greatest risk with respect to the Year 2000 issue stems from the potential non-compliance of our suppliers. The Company depends on one supplier of SiC crystals, Cree, and on a limited number of suppliers of other components services necessary for the manufacture of moissanite gemstones. Accordingly, if those suppliers are unable to process or fill the Company's orders or otherwise interact with the Company because of Year 2000 problems, the Company could experience material adverse effects to its business. The Company has initiated communications with its significant suppliers and vendors, including Cree. The Company is coordinating efforts with these parties to minimize the extent to which the Company's business will be vulnerable to their failure to remediate their own Year 2000 issues. The Company has received confirmation from its significant suppliers and vendors that they have developed plans to address the Year 2000 compliance issues of their systems prior to December 31, 1999.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that its exposure to market risk for changes in interest rates is not significant because the Company's investments are limited to highly liquid instruments with maturities of three months or less. At June 30, 1999 the Company has approximately $27.2 million of short-term investments classified as cash and equivalents. All of the Company's transactions with international customers and suppliers are denominated in US dollars.

PART II - OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

On November 14, 1997, the Securities and Exchange Commission declared the Company's Registration Statement on Form S-1 (File No. 333-36809) to be effective. The net proceeds of this offering were $41,072,982. As of June 30, 1999, the Company had approximately $17,378,000 of the remaining net proceeds of the offering invested in money market accounts, debt instruments having an original maturity of three months or less and other highly liquid investments. Approximately $6,380,000 of the proceeds has been used in research and development, of which $209,131 was paid to officers, directors or shareholders owning more than ten percent (10%) of the Common Stock outstanding. The Company has also used approximately $7,548,000 to fund sales, marketing and administrative expenses, of which $478,000 was paid to officers, directors or shareholders owning more than ten percent (10%) of the Common Stock outstanding. The Company also expended approximately $5,770,000 to fund working capital. In addition, the Company acquired $3,992,000 of production equipment, including $3,375,000 of crystal growth systems from Cree, certain computerized wafering and preform development equipment, and other equipment.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of C3, Inc. was held on May 17, 1999. At the meeting, the shareholders voted on the election of directors and the selection of independent auditors. The following three nominees were elected to the Board of Directors for a three year term: Jeff N. Hunter, Kurt Leutzinger and Barbara Kotlikoff. Additionally, the appointment of Deloitte & Touche LLP as independent auditors for the Company for the fiscal year ending December 31, 1999 was ratified. The number of votes cast for, against or withheld, as well as the number of abstentions, for each proposal are as follows:

A.  Election of Directors

------------------------------------------------------------------------------
                                      Votes                       Votes
        Director Nominee               For                       Withheld
------------------------------------------------------------------------------
Jeff N. Hunter                     5,112,065                      6,770
Kurt Leutzinger                    5,111,690                      7,145
Barbara Kotlikoff                  5,093,050                     27,785

A. Ratification of Deloitte & Touche LLP as auditors for fiscal year ending December 31, 1999

                                Votes For          Votes Against     Abstentions
-------------------------------------------------------------------------------
Ratification of
Deloitte & Touche LLP          5,104,305              12,255           2,275

ITEM 5:  OTHER INFORMATION

The Company has entered into a number of agreements with specialty retail jewelers with an aggregate of over 193 locations in 35 states. Additionally, the Company has entered into 28 international agreements for distribution of moissanite gemstones in 27 countries and various areas in the Caribbean. The international agreements require aggregate annual moissanite purchases of approximately $11 million during the remainder of 1999 and approximately $12 million during calendar year 2000.

In June 1999, the Company entered into a third amendment to its agreement with John M. Bachman, Inc. ("JMB"). The amendment provides for the Company to advance JMB additional funds to expand the production facilities of its affiliate which facets the Company's moissanite gemstone preforms. These funds will be repaid through reductions to future cutting charges. The amendment extends the term of the Company's agreement with JMB to December 31, 2001. The Company has the right to terminate the agreement at any time after January 1, 2001 upon 90 days written notice.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits

       Exhibit No.    Description

       10.36 Third Amendment to Agreement, dated June 16, 1999, between John M. Bachman, Inc. and C3, Inc.*

       27.1           Financial Data Schedule

       * The Company has requested that certain portions of this exhibit be given confidential treatment.
       +  Denotes a management contract or compensatory plan or arrangement.

      (b) Report on Form 8-K

       The Company did not file any reports on Form 8-K during the three months ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C3, Inc.

Date:  August 16, 1999      /s/ Jeff  N. Hunter
                            -------------------
                            Jeff N. Hunter
                            Chief Executive Officer and Chairman of the Board
                             and Director
                            (Principal Executive Officer)





Date:  August 16, 1999      /s/ Mark W. Hahn
                              ----------------
                            Mark W. Hahn
                            Chief Financial Officer
                            (Principal Financial and
                             Accounting Officer)