Form 10-Q
period 1999-09-30
C3 INC /NC/
filed 1999-11-15
CIK 1015155

1


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------
                                    FORM 10-Q


(Mark One)
[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the quarterly period ended September 30, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the transition period from ____________________ to _____________________


                        COMMISSION FILE NUMBER: 000-23329
                                    C3, Inc.
--------------------------------------------------------------------------------

             (Exact name of Registrant as specified in its charter)

                          North Carolina                                                56-1928817
-------------------------------------------------------------------     --------------------------------------------
  (State or other jurisdiction of incorporation or organization)           (I.R.S. Employer Identification No.)

           3800 Gateway Boulevard, Suite 311, Morrisville, N.C. 27560
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

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

                                   Yes X No _



As of October 31, 1999 there were 7,098,911 shares of the Registrant's Common Stock, no par value per share, outstanding.

                                    C3, Inc.
                                      INDEX

PART I.   FINANCIAL INFORMATION

--------------------------------------------------------------------------------

Item 1.   Financial Statements

             Condensed Statements of Operations - Three Months and Nine Months Ended September 30, 1999 And 1998

             Condensed Balance Sheets - September 30, 1999 And December 31, 1998

             Condensed Statements Of Cash Flows - Nine Months Ended September 30, 1999 And 1998

             Notes To Condensed Financial Statements

Item 2.   Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

PART II.  OTHER INFORMATION

-------------------------------------------------------------------------------------------------------------------

Item 2.   Changes In Securities And Use Of Proceeds

Item 5.   Other Information

Item 6.   Exhibits And Reports On Form 8-K

Signatures

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
                                    C3, Inc.
                       Condensed Statements Of Operations
                                   (Unaudited)

                                      Quarter Ended September 30,          Nine Months Ended September 30,
                                   -----------------------------------    -----------------------------------

                                        1999               1998                1999                1998
                                   ---------------    ----------------    ----------------    ---------------

Net sales                           $  2,169,539      $    1,326,373      $    8,932,615      $   1,778,938
Cost of goods                            949,535           1,089,648           4,676,790          1,380,200
                                   ---------------    ----------------    ----------------    ---------------
Gross profit                           1,220,004            236,725            4,255,825            398,738

Operating expenses:
    Marketing and sales                1,461,286            928,598            3,236,924          2,202,597
    General and administrative           815,843            543,018            2,256,653          1,885,224
    Research and development             682,237            785,869            2,274,987          3,196,711
                                   ---------------    ----------------    ----------------    ---------------
Total operating expenses               2,959,366          2,257,485            7,768,564          7,284,532
                                   ---------------    ----------------    ----------------    ---------------

Operating loss                        (1,739,362)        (2,020,760)          (3,512,739)        (6,885,794)

Interest income, net                     291,949            467,532              978,290          1,461,718
                                   ---------------    ----------------    ----------------    ---------------

Net loss                            $ (1,447,413)    $   (1,553,228)     $   (2,534,449)     $   (5,424,076)
                                   ===============    ================    ================    ===============

Basic and diluted net loss
     per share                      $      (0.21)   $         (0.22)     $        (0.36)     $        (0.78)
                                   ===============    ================    ================    ===============
Weighted-average common
     shares, basic and diluted         7,054,383          6,956,071           7,021,339           6,945,356
                                   ===============    ================    ================    ===============


See Notes to Condensed Financial Statements.

                                    C3, Inc.
                            Condensed Balance Sheets

                                                                     September 30, 1999          December 31, 1998
                                                                   ------------------------    ----------------------
ASSETS                                                                   (Unaudited)
Current Assets:
     Cash and equivalents                                           $      21,973,656          $        32,004,045
     Accounts receivable, net                                                 881,031                      546,921
     Interest receivable                                                      123,024                      121,276
     Inventories                                                           10,312,033                    3,092,448
     Prepaid expenses and other assets                                        596,585                      294,797
                                                                   ------------------------    ----------------------
              Total current assets                                         33,886,329                   36,059,487

Equipment, net                                                              6,418,795                    3,832,019
Patent and license rights, net                                                536,021                      276,817
                                                                   ========================    ======================
              Total assets                                          $      40,841,145          $        40,168,323
                                                                   ========================    ======================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable:

              Cree Research, Inc.                                   $       3,532,119          $         1,679,600
              Other                                                           970,234                      250,157
     Accrued expenses                                                         267,119                      223,248
     Deferred revenue                                                          32,372                       18,986
                                                                   ------------------------    ----------------------
              Total current liabilities                                     4,801,844                    2,171,991

Commitments

Shareholders' Equity:
     Common stock                                                          48,757,702                   48,149,406
     Additional paid-in capital - stock options                             1,879,490                    1,910,368
     Accumulated deficit                                                  (14,597,891)                 (12,063,442)
                                                                   ------------------------    ----------------------
              Total shareholders' equity                                   36,039,301                   37,996,332
                                                                   ------------------------    ----------------------
              Total liabilities and shareholders' equity            $      40,841,145          $        40,168,323
                                                                   ========================    ======================

See Notes to Condensed Financial Statements

                                    C3, Inc.
                       Condensed Statements Of Cash Flows
                                   (Unaudited)

                                                           Nine Months Ended September 30,
                                                        ----------------------------------------

                                                              1999                   1998
                                                        ------------------    ------------------
OPERATING ACTIVITIES:
Net loss                                                    $(2,534,449)          $(5,424,076)
Adjustments:
     Depreciation and amortization                              474,811               106,345
     Compensation expense related to stock options              210,496               276,648
     Change in operating assets and liabilities:
          Net change in assets                               (7,857,231)           (2,263,796)
          Net change in liabilities                           2,629,853               754,901
                                                        ------------------    ------------------
     Net cash used in operating activities                   (7,076,520)           (6,549,978)
                                                        ------------------    ------------------

INVESTING ACTIVITIES:
Purchase of equipment                                        (3,010,790)           (2,980,066)
Patent costs                                                   (310,001)              (72,534)
                                                        ------------------    ------------------
     Net cash used in investing activities                   (3,320,791)           (3,052,600)
                                                        ------------------    ------------------

FINANCING ACTIVITIES:
Stock options exercised                                         366,922                23,694
                                                        ------------------    ------------------
      Net cash provided by financing activities                 366,922                23,694
                                                        ------------------    ------------------

Net change in cash and equivalents                          (10,030,389)           (9,578,884)

Cash and equivalents, beginning of period                    32,004,045            43,980,385
                                                        ==================    ==================
Cash and equivalents, end of period                         $21,973,656           $34,401,501
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

Prior to July 1, 1998 C3, Inc. was a development stage company which devoted substantially all of its efforts to research and product development and development of its initial markets and did not, through June 30, 1998, generate significant revenues from its planned principal operations. As part of the Company's transition from a technology-focused manufacturing company to a consumer-focused marketing company, C3 began doing business as Charles & Colvard in October 1999. The name reflects the heritage of the Company as well as the long-term binding and marketing strategy.

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

2.  INVENTORIES

Inventories are stated at the lower of cost or market determined on a first in, first out basis. Test instruments are shown net of a reserve for excess inventory of $356,000 at September 30, 1999 and $132,000 at December 31, 1998.

                                                     September 30,          December 31,
                                                          1999                  1998
                                                   -----------------     -----------------
         Moissanite
                Raw materials                       $    397,516         $       140,411
                Work-in-process                        3,937,308                 819,953
                Finished goods                         5,435,612               1,113,619
                                                   -----------------     -----------------
                                                       9,770,436               2,073,983

                Test Instruments                         541,597               1,018,465
                                                   -----------------     -----------------

         Total  Inventory                            $10,312,033          $    3,092,448
                                                   =================     =================

3.       STOCK BASED COMPENSATION

During the quarter and nine months ended September 30, 1999, in accordance with Accounting Principles Board Opinion No. 25, the Company recorded compensation expense of $58,665 and $210,496, respectively, relating to stock options. Compensation expense related to stock options for the quarter and nine months ended September 30, 1998 was $129,870 and $276,648, respectively. This compensation expense is recorded in general and administrative expense in the statements of operations.

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

5.       ADVERTISING COSTS

Advertising production costs are expensed as incurred. Media placement costs are expensed over the period the advertising appears. Advertising expenses for the quarter and nine months ended September 30, 1999 amounted to approximately $383,000 and $905,000 respectively. Advertising expenses for the quarter and nine months ended September 30, 1998 amounted to approximately $319,000 and $440,000 respectively.

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

OVERVIEW

The Company's principal business is to manufacture moissanite jewels and market them on a worldwide basis. As the sole manufacturer of scientifically-made moissanite jewels, the Company plans to create a unique brand image which positions moissanite as a jewel in its own right, distinct from all other jewels based on its fire, brilliance, luster and durability.

From its inception in June 1995 through June 30, 1998, the Company was a development stage enterprise that devoted its resources to fund research and development of colorless, scientifically-made moissanite jewels. At the same time, the Company assembled a management team, conducted market research and developed its strategic business plans.

The Company began shipping moissanite to authorized retail jewelers in Atlanta and Miami/Ft. Lauderdale during the second quarter of 1998. Through the first half of 1999, the Company's distribution of moissanite was inhibited by limited product availability.

During the second quarter of 1999, Cree showed marked improvement in silicon carbide crystal quality resulting in increased yield of salable jewels from 2-inch diameter crystals. The improvements in SiC crystal yield continued through the third quarter of 1999. All of the new 3-inch diameter crystal growth systems came on-line during the third quarter. Although the yields of the 3-inch diameter crystals are much lower than the yields on the 2-inch diameter crystals, the yield of the initial deliveries of 3-inch diameter crystals exceeded the Company's expectations. The Company expects the yields of the 3-inch diameter crystals to vary over the next several quarters as a manufacturing process evolves. Any significant increases or decreases in yields would have a corresponding material impact on gross margins.

As the Company continues to expand its distribution channels, it is developing a deeper understanding of the dynamics of the market, especially the impact of seasonality on quarterly sales. The Company identified several issues in the third quarter, including a slower than expected rate of adding retailers in the U.S., lack of targeted retailer-driven marketing programs abroad, and third quarter seasonality, particularly in international markets. The Company has developed a global, strategic marketing program which it believes will address these issues as well as increase consumer awareness of moissanite jewels.

This program is focused on creating consumer demand for the moissanite brand and is based on new insight into the Company's target consumer. Its aim is to inspire the target group to seek out moissanite. The Company believes that seasonality will continue to have a meaningful impact on its results of operations.

The global strategic marketing campaign opened November 1999. The first 100 days is a consumer communications blitz greater than any in the Company's history. It targets the Company's consumers on national cable television, in Harper's Bazaar, local market special events and promotions. And, in a non-traditional media purchase, advertising will appear in movie theaters in 10 of the leading media markets. An estimated advertising and promotional budget of $6 million is projected for 2000, with an additional expenditure of $2 million in the fourth quarter of 1999. Furthermore, the Company's integrated marketing program, which includes point-of-purchase materials, became available to the Company's exclusive retailers in the second half of October. This global campaign will target early adapter working women ages 25-54 with an annual household income in excess of $50,000, will feature a new corporate logo, and will expand into international markets next year. Additionally, as part of the Company's transition from a technology-focused manufacturing company to a consumer-focused marketing company, C3 has begun doing business as Charles & Colvard. This name reflects the heritage of the Company as well as the long-term branding and marketing strategy to be executed in the fourth quarter and beyond.

In concert with the advertising program, the Company's sales efforts are focused on ten of the leading media markets in the U.S. to capitalize upon placement of the product in influential, trend-setting cities. The Company will continue to add qualified retailers domestically and expects carat shipments to increase in the fourth quarter. However, the Company will not meet previously announced estimates for the second half of the year. As the Company is expanding its marketing and promotion activities, it expects to continue operating at a loss through at least the end of 1999. Moreover, there can be no assurance that the Company will ever achieve sales increases or profitability, or that if profitability is achieved, that such profitability can be sustained.

The Company is in the process of refining its international distribution methods, beginning with Western Europe. The Company is in discussions with certain of its exclusive international distributors to expand their distribution territories and provide the Company with more control over the positioning and advertising of moissanite in their respective territories. The Company anticipates that the distribution of moissanite in Western Europe will be performed by two independent distributors.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1999 COMPARED WITH QUARTER ENDED SEPTEMBER 30, 1998.

Net sales were $2,169,539 for the quarter ended September 30, 1999 compared to $1,326,373 for the quarter ended September 30, 1998, an increase of 843,166 or 63.6%. The increase resulted primarily from expanded distribution of moissanite jewels. The Company will continue to add qualified retailers domestically and expects carat shipments to increase in the fourth quarter. However, the Company will not meet previously announced estimates for the second half of the year.

The Company's gross profit margin was 56.2% for the quarter ended September 30, 1999 compared to 17.8% for the quarter ended September 30, 1998. The increase resulted from higher yields of moissanite jewels from SiC crystals purchased from Cree, thereby lowering the cost per carat. Throughout the remainder of 1999, particularly as the Company works with Cree to develop a manufacturing process for the new 3-inch diameter crystal growth systems, yields may vary. Any significant yield changes would have a material impact on gross profit.

Marketing and sales expenses were $1,461,286 for the quarter ended September 30, 1999 compared to $928,598 for the quarter ended September 30, 1998, an increase of $532,688 or 57.4%. The increase was due primarily to the development of the strategic global marketing program, including the creative and production efforts supporting the specific advertising messages and materials to be launched in the fourth quarter of 1999, as well as compensation and other expenses related to additional staff.

General and administrative expenses were $815,843 for the quarter ended September 30, 1999 compared to $543,018 for the quarter ended September 30, 1998, an increase of $272,825 or 50.2%. The increase resulted primarily from compensation and other expenses related to additional staff and increased insurance and taxes on the Company's increasing fixed assets.

Research and development expenses were $682,237 for the quarter ended September 30, 1999 compared to $785,869 for the quarter ended September 30, 1998, a decrease of $103,632 or 13.2%. The decrease resulted primarily from the reduction of development efforts effective September 1, 1999, as provided in the May 1999 letter agreement between the Company and Cree.

Net interest income was $291,949 for the quarter ended September 30, 1999 compared to $467,532 for the quarter ended September 30, 1998, a decrease of $175,583 or 37.6%. This decrease resulted from lower interest income earned on lower cash balances due primarily to the use of the invested proceeds from the Company's initial public offering in November 1997. See Part II, Item 2.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998.

Net sales were $8,932,615 for the nine months ended September 30, 1999 compared to $1,778,938 for the nine months ended September 30, 1998, an increase of $7,153,677 or 402%. The increase resulted primarily from expanded distribution of moissanite jewels. During the first six months of 1998, prior to emerging from the development stage, the Company generated net sales of approximately $324,000 from moissanite jewels, which have been netted against research and development expenses on the operating statement because many of the jewels sold were associated with the Company's research and development program. Net sales from the Company's proprietary test instrument decreased from approximately $560,075 for the nine months ended September 30, 1998 to $436,472 for the nine months ended September 30, 1999, primarily as a result of a market driven decrease in the selling price. The Company will continue to add qualified retailers domestically and expects carat shipments to increase in the fourth quarter. However, the Company will not meet previously announced estimates for the second half of the year.

Gross margin was 47.6% for the nine months ended September 30, 1999 compared to 22.4% for the nine months ended September 30, 1998. The increase resulted from higher yields of moissanite jewels from SiC crystals purchased from Cree, thereby lowering the cost per carat. Throughout the remainder of 1999, particularly as the Company works with Cree to develop a manufacturing process for the new 3-inch diameter crystal growth systems, yields may vary. Any significant yield changes would have a material impact on gross profit.

Marketing and sales expenses were $3,236,924 for the nine months ended September 30, 1999 compared to $2,202,597 for the nine months ended September 30, 1998, an increase of $1,034,327 or 47.0%. The increase was due primarily to the development of the strategic global marketing program, including the creative and production efforts supporting the specific advertising messages and materials to be launched in the fourth quarter of 1999, as well as advertising expenses in selected markets and compensation and other expenses related to additional staff.

General and administrative expenses were $2,256,653 for the nine months ended September 30, 1999 compared to $1,885,224 for the nine months ended September 30, 1998, an increase of $371,429 or 19.7%. The increase resulted primarily from compensation and other expenses related to additional staff and increased insurance and taxes on the Company's increasing fixed assets.

Research and development expenses were $2,274,987 for the nine months ended September 30, 1999 compared to $3,196,711 for the nine months ended September 30, 1998, a decrease of $921,724 or 28.8%. The decrease resulted primarily from the more focused development effort under the Company's July 1998 Amended and Restated Development Agreement with Cree. The July 1998 agreement replaced the June 1997 Development Agreement and the January 1998 Supplemental Development Agreement between C3 and Cree and provides both parties increased flexibility to pursue further color and yield improvements on both 2-inch and 3-inch diameter crystals.

Net interest income was $978,290 for the nine months ended September 30, 1999 compared to $1,461,718 for the nine months ended September 30, 1998, a decrease of $483,428 or 33.1%. This decrease resulted from lower interest income earned on lower cash balances due primarily to the use of the invested proceeds from the Company's initial public offering in November 1997. See Part II, Item 2.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception primarily through the net proceeds of its initial public offering of Common Stock in November 1997 and, prior to such offering, through private equity sales. Net proceeds from the Company's initial public offering were $41,072,982. During the third quarter of 1999, the Company used $3,019,313 to fund operations and $3,154,434 to fund capital expenditures and patent expenses. At September 30, 1999, the Company had $21,973,656 of cash and equivalents and $29,084,485 of working capital. The Company anticipates that its existing capital resources will be adequate to satisfy its capital requirements for at least the next 12 months.

The Company has entered into a number of agreements with specialty retail jewelry stores in the United States and with international distributors. See
Item 5 of Part II of this Quarterly Report. To support this expansion of its distribution network, the Company has begun to build substantial inventory levels and intends to significantly increase its advertising and marketing expenditures as it implements the domestic launch of its global strategic marketing program during the fourth quarter 1999. The Company expects its advertising and promotional expenditures to exceed $2 million in the fourth quarter of 1999 and $6 million in the year 2000. If the Company is unable to significantly increase sales of moissanite jewels, inventories will increase substantially. The Company intends to fund these increased inventories and advertising and marketing expenditures from its existing cash and equivalents.

In May 1999, the Company entered into a letter agreement ("Letter Agreement") with its exclusive supplier, Cree. Under the Letter Agreement the Company agreed to purchase $2.8 million of crystal growth equipment from Cree and to purchase all crystals produced by existing crystal growers and the new crystal growers through June 30, 2000 at a price based upon a sliding scale depending on the quality of each crystal received. Additionally, the two companies agreed to reduce the Company's monthly funding commitment under the Amended and Restated Development Agreement from $240,000 to $120,000. All of the crystal growers were built to grow 3-inch diameter crystals and came on-line during the third quarter. Through September 30, 1999 the Company paid approximately one-half of the cost of these growers. The balance will be paid during the fourth quarter from the Company's existing cash and equivalents.

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

The Company believes that its greatest risk with respect to the Year 2000 issue stems from the potential non-compliance of our suppliers. The Company depends on one supplier of SiC crystals, Cree, and on a limited number of suppliers of other component services necessary for the manufacture of moissanite jewels. Accordingly, if those suppliers are unable to process or fill the Company's orders or otherwise interact with the Company because of Year 2000 problems, the Company could experience material adverse effects to its business. Although the Company cannot control whether and how third parties will address the Year 2000 issue, the Company has contacted critical vendors, including Cree, and have been informed that they have the ability to ensure smooth delivery of products without disruptions caused by Year 2000 problems. Based on the responses of these vendors, the Company believes that all vendors are either substantially Year 2000 compliant or that any noncompliance will not have a material effect on the Company's operations.

The crystal growth systems, which Cree uses to produce SiC crystals for the Company, are dependent upon microprocessors. The Company has received written confirmation from Cree that it has evaluated the crystal growth systems and determined that they are fully Year 2000 compliant. Cree has also evaluated and remediated its other business systems that rely on microprocessors. According to Cree's Form 10-Q for the quarter ended September 26, 1999, Cree has completed all Year 2000 compliance efforts with respect to its business systems. Any unexpected Year 2000 issues at Cree could cause delays in the receipt of SiC crystals which could, in turn, delay deliveries of moissanite jewels to the Company's customers. The Company has developed a significant inventory of finished moissanite jewels and work-in-process that the Company believes could fulfill its needs if there is a short-term delay in receipt of SiC crystals from Cree. However, any significant delay in the Company's receipt of SiC crystals or resulting delay in delivery of moissanite jewels to the Company's retailers would have a material adverse effect on the Company's business, operating results and financial condition.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that its exposure to market risk for changes in interest rates is not significant because the Company's investments are limited to highly liquid instruments with maturities of three months or less. At September 30, 1999 the Company has approximately $21.3 million of short-term investments classified as cash and equivalents. All of the Company's transactions with international customers and suppliers are denominated in US dollars.

PART II - OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

On November 14, 1997, the Securities and Exchange Commission declared the Company's Registration Statement on Form S-1 (File No. 333-36809) to be effective. The net proceeds of this offering were $41,072,982. As of September 30, 1999, the Company had approximately $10,500,000 of the remaining net proceeds of the offering invested in money market accounts, debt instruments having an original maturity of three months or less and other highly liquid investments. Approximately $6,850,000 of the proceeds has been used in research and development, of which $250,000 was paid to officers, directors or shareholders owning more than 10 percent (10%) of the Common Stock outstanding. The Company has also used approximately $9,375,000 to fund sales, marketing and administrative expenses, of which $640,000 was paid to officers, directors or shareholders owning more than ten percent (10%) of the Common Stock outstanding. The Company also expended approximately $8,500,000 to fund working capital. In addition, the Company acquired $5,525,000 of production equipment, including $4,625,000 of crystal growth systems from Cree; certain computerized wafering and preform development equipment, and other equipment. Other expenditures include $325,000 for intangible assets.

ITEM 5:  OTHER INFORMATION

The Company has entered into a number of agreements with specialty retail jewelers with an aggregate of over 221 locations in 35 states. Additionally, the Company has entered into 28 international agreements for distribution of moissanite jewels in 46 countries and various areas in the Caribbean.

In October 1999, the Company entered into a fourth amendment to its agreement with John M. Bachman, Inc. ("JMB"). The amendment provides for the Company to advance JMB additional funds to expand the production facilities of its affiliate which facets the Company's moissanite jewel preforms. These funds will be repaid through reductions to future cutting charges. The amendment extends the term of the Company's agreement with JMB to December 31, 2002. The Company has the right to terminate the agreement at any time after January 1, 2002 upon 90 days written notice.

In October 1999, the Company entered into an employment agreement with David Fudge, who will be employed in the capacity of Vice President of Sales effective as of November 1, 1999. Mr. Fudge has 14 years experience in business, sales management and sales training.

On November 4, 1999, the Company's board of directors elected Cecil D. Raynor as a director. Mr. Raynor has more than 26 years of manufacturing and engineering management experience primarily in the telecommunications industry, both domestically and internationally. Mr. Raynor is currently Vice President of Manufacturing at Nortel Networks, a telecommunications equipment manufacturer.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits

Exhibit No.   Description

10.37         Fourth Amendment to Agreement, dated October 5, 1999, between John
              M. Bachman, Inc. and C3, Inc.*

10.38 Employment Agreement, dated November 1, 1999 between David Fudge and C3, Inc.+*

27.1          Financial Data Schedule

+ Denotes a management contract or compensatory plan or arrangement.

* The Company has requested that certain portions of this exhibit be given confidential treatment.

(b) Report on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C3, Inc.

Date:  November 15, 1999       /s/ Jeff  N. Hunter
                               -------------------
                               Jeff N. Hunter
                               Chief Executive Officer and Chairman of the Board
                               and Director
                               (Principal Executive Officer)





Date:  November 15, 1999        /s/ Mark W. Hahn
                                ----------------
                                Mark W. Hahn
                                Chief Financial Officer
                                (Principal Financial and
                                Accounting Officer)