Form 10-K405
period 1999-12-31
C3 INC /NC/
filed 2000-03-27
CIK 1015155

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                    FORM 10-K


(Mark One)
[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________to___________________

                        COMMISSION FILE NUMBER: 000-23329

                                    C3, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                  North Carolina                                     56-1928817
-----------------------------------------------------      ----------------------------------
(State or other jurisdiction of incorporation)            (I.R.S. Employer Identification No.)
3800 Gateway Boulevard, Suite 311, Morrisville, N.C.                    27560
---------------------------------------------------           --------------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of January 31, 2000 was $48,364,881. On January 31, 2000 there were 7,098,911 outstanding shares of the Registrant's common stock.

                       DOCUMENT INCORPORATED BY REFERENCE

Certain portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on May 15, 2000 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

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

                                     PART I

ITEM 1.           BUSINESS

INTRODUCTION

C3, Inc., a North Carolina corporation, currently doing business as Charles & Colvard, manufactures, markets and distributes Charles & Colvard created moissanite jewels (hereinafter referred to as moissanite or moissanite jewels) for sale in the worldwide jewelry market. Moissanite, also known by its chemical name, silicon carbide (SiC), is a rare, naturally occurring mineral found primarily in meteorites. See "--Moissanite." As the sole manufacturer of scientifically-made moissanite jewels, the Company is creating a unique brand image which positions moissanite as a jewel in its own right, distinct from all other jewels based on its fire, brilliance, luster, durability and rarity. See "--Marketing and Distribution."

The Company's moissanite jewels are made from SiC crystals grown by Cree, Inc. ("Cree"). Cree has an exclusive license to a patent related to a process for growing large single crystals of SiC. To the Company's knowledge, there are currently no producers of SiC other than Cree that could readily supply lab-grown SiC crystals in qualities, sizes or volumes suitable for use as moissanite jewels. The Company has certain exclusive licenses and supply rights with Cree for SiC materials to be used for gemstone applications. See "-- Products and Product Development" and "Business Risks." The Chief Executive Officer of the Company is a brother of the Chief Executive Officer of Cree. As of August 13, 1999, based on the shareholdings reported in Cree's Proxy Statement dated October 1, 1999, certain of Cree's officers and directors own approximately 1.5% of the Company's outstanding common stock.

From its inception in June 1995 through June 30, 1998, the Company was a development stage enterprise that devoted its resources to fund research and development of colorless, scientifically made moissanite jewels. At the same time, the Company assembled a management team, conducted market research and developed its strategic business plans. The Company began shipping moissanite to authorized retail jewelers in Atlanta and Miami/Ft. Lauderdale during the second quarter of 1998. At that time it launched limited consumer-focused advertising and promotion activities in those areas. In addition, the Company entered into exclusive distribution agreements with a number of international distributors.

Through the first half of 1999, the Company limited its efforts to expand the distribution of moissanite jewels as a result of insufficient product availability and the lack of confidence the Company had regarding the quality of the SiC crystals it was receiving. Late in the second quarter, the Company began to receive indications that the quality of the SiC crystals it was receiving was improving rapidly. The rate of improvement in the quality of the SiC crystals continued to accelerate through the end of 1999, far exceeding the Company's expectations. At the same time, the Company experienced a decline in sales of moissanite jewels during the third quarter as a result of a slower than expected rate of adding retailers domestically, lack of targeted retailer-driven marketing programs abroad, and poor overall jewelry market performance in certain international markets. The improved supply of SiC crystals along with the decrease in sales led to a significant increase in inventories of moissanite jewels. In December 1999, the Company and Cree agreed to reschedule approximately 50% of the expected shipments of SiC crystals from Cree to the second half of 2000 from the first half of 2000.

With the improvements in the supply of salable moissanite jewels, the Company launched its strategic global marketing program in the fourth quarter of 1999 to spur consumer awareness of moissanite jewels. See --"Marketing and Distribution, Marketing". In addition, in March 2000, the Company entered into distribution agreements with Stuller Settings, Inc. ("Stuller") and Rio Grande, two of the largest suppliers of jewelry-related products to the jewelry industry, for the North American distribution of moissanite. The Company has also sought and has entered into several agreements with domestic jewelry manufacturers. The Company's decision to enter into agreements with Stuller, Rio Grande and jewelry manufacturers is intended to rapidly increase the introduction of moissanite into the domestic jewelry market. See "--Marketing and Distribution, Distribution." No assurance can be given that these agreements will accelerate the introduction of moissanite into the domestic jewelry market.

The Company believes that its sales volumes will increase as the distribution of moissanite jewels expands domestically and internationally. As distribution of moissanite expands, the Company will incur increasing spending levels from advertising and marketing expenditures to create brand awareness for Charles & Colvard created moissanite, to make investments in development efforts with Cree to increase production volumes and yields, and to finance required investments in receivables, inventory and manufacturing equipment. The Company expects to continue operating at a loss through at least 2000. Moreover, there can be no assurance that the Company will ever achieve the expected sales increases or profitability or that if profitability is achieved, that such profitability can be sustained. See "--Business Risks."


THE JEWELRY MARKET

In 1998, worldwide retail jewelry sales were estimated to be in excess of $100 billion and jewelry sales in the United States were estimated to be approximately $45 billion. The volume of natural diamond, ruby, emerald and sapphire imported into the U.S. for jewelry consumption exceeded 33 million carats in 1998. More than 175 million carats of other precious and semi-precious gemstones were imported into the US in 1998. For the same year, 275 million carats of synthetic gemstones were imported into the US. In comparison, slightly more than 55,000 carats of moissanite were shipped worldwide in 1999, demonstrating the rarity of this product.

DIAMOND JEWELRY. In 1998, worldwide retail diamond jewelry sales were estimated to be in excess of $54 billion and diamond jewelry sales in the United States were estimated to be over $22 billion. In 1998, approximately 70 million pieces of diamond jewelry were sold worldwide of which nearly 34 million were sold in the United States. Over 90% of the diamond jewelry pieces sold domestically used settings other than engagement rings (i.e., pendants, bracelets, other rings, earrings, etc.).

DISTRIBUTION CHANNELS. Traditionally, jewelry has been sold to consumers through independent and chain jewelry stores and department stores. However, in the past two decades, non-traditional distribution channels have emerged including catalog showrooms, mass-market discounters, price clubs, mail order, TV shopping channels and electronic commerce on the Internet. Moissanite currently is sold through single and multiple location independent jewelry stores in the U.S. and exclusive distributors internationally. In 2000, the Company has entered into distribution agreements with Stuller and Rio Grande for the sale of moissanite jewels in North America. Independent jewelry stores comprise approximately half of the estimated 40,000 retail jewelry outlets in the United States.

MOISSANITE

Moissanite is a rare, naturally occurring mineral found primarily in meteorites. The naturally occurring moissanite that has been found has generally been very small in size and dark green or black in color and is not a commercially viable gemstone material. Therefore, only lab-grown SiC crystals are expected to provide a meaningful source of moissanite for jewels.

It is generally accepted that, in addition to carat size, the most important characteristics of a gemstone are its beauty, durability and rarity. The beauty of a gemstone is determined by its color, brilliance, "fire" and luster. The brilliance of a gemstone is measured by its refractive index or the extent to which it reflects light. The "fire" of a gemstone, or the breaking of light rays into the spectrum of colors, is measured by its dispersion. Luster is the amount of light that is reflected back to the observer from the surface of the gemstone. The durability of a gemstone is determined by its hardness, or resistance to scratching, and its toughness, or resistance to chipping or cleaving. The gemstone's hardness also determines the extent to which brilliance and "fire" can be highlighted by cutting with sharp, highly polished facets. Rarity is the availability or perceived availability of a gemstone.

The Company believes that moissanite jewels have unique features distinct from all other jewels based on its fire, brilliance, luster, durability and rarity. The refractive index and dispersion of moissanite jewels are higher than other fine gemstones. The Company believes that the hardness of moissanite jewels is greater than all known gemstone materials except diamond. As a result, the Company believes that moissanite jewels, like diamond, can be cut with sharp, highly polished facets that accentuate their brilliance and "fire." The cutting specifications for moissanite jewels are designed to maximize the brilliance and fire inherent in the material. Additionally, the Company evaluates the finished jewels to exacting standards with automated video-imaging equipment and specially trained quality control personnel. In light of the very rare natural occurrence of moissanite and the proprietary and technical limitations in producing mass quantities of jewel quality moissanite, the Company believes that moissanite is among the rarest of jewels.

The Company believes that other physical properties of moissanite jewels compare favorably to fine gemstones, like diamond, ruby, emerald and sapphire, and will aid in jewelers' acceptance of its products. Moissanite jewels, like diamond, can withstand high temperatures, which allow jewelers to make extensive repairs to the jewelry setting without removing the jewel and to use the same basic methods that are used to repair diamond jewelry.

The Company believes these characteristics make moissanite attractive for use as a jewel, which will result in market demand for the Company's products. Because of its unique atomic structure, moissanite can be grown in a variety of colors including blue, green or yellow. Additionally, although none have been produced to date, the color red is theoretically possible to grow. To date, the Company has focused its development, manufacturing and distribution efforts on the colorless form of moissanite although it has sold limited quantities of green moissanite.

The following table compares the physical properties of moissanite jewels with other fine gemstone materials:

                                                      Comparison Chart (1)
                                 Hardness                            Refractive                      Specific
       Description           (Mohs Scale) (2)       Toughness          Index         Dispersion       Gravity
       -----------           ----------------       ---------          -----         ----------       -------
Diamond                             10             Excellent*           2.42            .044           3.52
C&C Created
     Moissanite (3)             9.25-9.50           Excellent        2.65-2.69        .090-.104      3.14-3.22
Sapphire & Ruby                     9               Excellent        1.76-1.78          .018         3.90-4.00
Emerald                            7.5            Poor to Good       1.56-1.60          .014         2.69-2.75
*Except in cleavage directions.


1. Sources: Gemological Institute Of America, Gem Reference Guide For The GIA Colored Stones, Gem Identification And Colored Stone Grading Courses 32-35, 65-82, 87-90 (1995); Cornelius S. Hurlburt, Jr. & Robert C. Kammerling, Gemology 320-324 (2d Ed. 1991); Kirk-Othmer Encyclopedia Of Chemical Technology 891-906 (4th Ed. 1994); Institution Of Electrical Engineers, Properties Of Silicon Carbide (Gary L. Harris, Ed., 1995); Robert Webster,
     Gems: Their Sources, Descriptions and Identification 889-940 (5th Ed.
     1994); W. Von Muench, "Silicon Carbide" in Landolt-Boemstein Numerical Data and Functional Relationships in Science and Technology, New Series, Group III, Vol. 17C, pp. 403-416 and 585-592 (M. Schultz And H. Weiss, Eds.,
     1984); Kurt Nassau, Shane F. McClure, Shane Elen & James E. Shigley, "Synthetic Moissanite: A New Diamond Substitute" Gems & Gemology, Winter 1997, 260-275; Kurt Nassau. "Moissanite: A New Synthetic Gemstone Material", Journal of Gemmology, 1999, 425-438; Kurt Nassau.

2. The Mohs Scale is approximately logarithmic, and quantitative comparisons of different gemstone materials cannot be made directly using the Mohs Scale. Moissanite gemstones are approximately one-half to one-third as hard as diamond.

3. With the exception of the "Moissanite: A New Synthetic Gemstone Material" and "Synthetic Moissanite: A New Diamond Substitute" articles, the physical properties of moissanite jewels set forth in the preceding table utilized materials from SiC crystals produced by parties other than the Company or Cree. These crystals had various sizes, colors and atomic structures that the Company believes made them unsuitable for use as a gemstone. The Company has conducted tests on the hardness, toughness and refractive index of samples of its jewels, and the results of these tests are consistent with the results reported in this table. Because the Company, through development programs with Cree, continues to work toward improved quality of SiC crystals, the specific properties of the moissanite jewels that may eventually be commercialized are not now known. However, the Company believes that the physical properties of its moissanite jewels will fall within the ranges of the moissanite shown in this table.

PRODUCTS AND PRODUCT DEVELOPMENT

MOISSANITE JEWELS. The Company currently sells primarily colorless moissanite jewels cut in the round brilliant shape in sizes ranging from 2 to 9mm (approximately .05 to 2.3 carats). For the foreseeable future, the Company intends to continue to sell primarily loose round brilliant cut jewels in sizes of 2 carats or less. Over time, the Company intends to market a greater percentage of larger carat moissanite jewels depending on continued progress made by Cree in improving the quality of SiC crystals. In 1999, the Company began distribution of a limited quantity of green moissanite jewels to evaluate the market potential of colored moissanite. In addition, the Company introduced a limited quantity of "fancy" cuts, including princess, oval, radiant and triangular-shaped moissanite jewels. The Company may elect to offer, from time to time, additional cuts or colors of moissanite jewels.

JEWELRY. The Company has developed and currently offers for sale a limited number of pieces of custom designed jewelry featuring moissanite jewels. The Company developed and offers this jewelry as a result of customer demand, to demonstrate the marketability of moissanite jewels and to explore other means of distributing moissanite jewels. The Company does not currently anticipate continuing the sale of jewelry on a long-term basis, but will focus on its core business of the sale of moissanite jewels. The Company currently intends to continue to make limited quantities of custom jewelry for promotional and public relations purposes.

AMENDED AND RESTATED EXCLUSIVE SUPPLY AGREEMENT WITH CREE. On June 6, 1997, the Company and Cree entered into the Amended and Restated Exclusive Supply Agreement (Exclusive Supply Agreement) whereby the Company has agreed to purchase from Cree at least 50%, by dollar volume, of the Company's requirements for SiC crystals for the production of gemstones in each calendar quarter during the term of the Agreement, and Cree is obligated to supply this amount of crystals to the Company. Although the Company is obligated to purchase only 50% of its requirements from Cree, the Company does not believe there are currently any other alternative sources of supply for SiC crystals suitable for gemstones. Therefore, at the present time, the Company is dependent on Cree as its sole source of supply of lab-grown SiC crystals. Under the Exclusive Supply Agreement, Cree has agreed not to sell SiC crystals for gemstone applications to anyone other than the Company. The Exclusive Supply Agreement sets the price for SiC crystals at Cree's loaded manufacturing cost plus a margin, which margin may increase if the price of crystals declines below a specified amount. In December of 1999, the Company and Cree agreed to reschedule approximately 50% of the expected shipments of SiC crystals from Cree to the second half of 2000 from the first half of 2000. Through December 31, 2000, the Company has agreed to purchase approximately $10.6 million of crystals produced by existing crystal growers, and the Company and Cree have agreed that the price paid to Cree for SiC crystals will be based upon a sliding scale depending on the quality of each crystal received.

Under the terms of the Exclusive Supply Agreement, when the Company's orders for SiC crystals exceeds the capacity of the existing crystal growth systems, Cree may, at its sole discretion, elect to have the Company purchase the additional growth systems that will be needed or to fund the cost of the systems on its own and recoup its costs by incorporating the costs of the additional systems into the cost of the SiC crystals purchased by the Company. If the Company funds the costs of the crystal growth systems, Cree must supply the Company with 100% of the output from these systems, unless Cree gives notice of certain production time available in excess of the Company's then-current demand and the Company does not demonstrate a need for the excess production capacity, in which case Cree may sell SiC crystals produced by these systems to any of its other customers for any use other than jewel applications. The title to these crystal growth systems passes to Cree once they are fully depreciated by the Company. If Cree elects to fund the cost of additional growth systems on its own, there can be no assurance that Cree will supply the Company with all of the output from these crystal growth systems or fill all of the Company's orders, however it will be obligated to use the capacity to supply the quantities that the Company is required to purchase from Cree. Additionally, when new crystal growth systems are added, the Company must commit to purchase all of the output of the new systems for at least six months. Any delay or reduction in the availability of SiC crystals could delay or limit the Company's ability to deliver and sell its moissanite jewels, which would have a material adverse effect on the Company. See "--Business Risks--Reliance on Cree, Inc."

In May 1999 the Company ordered quantities of SiC crystals exceeding the capacity of the existing crystal growth systems. Cree elected to have the Company purchase $2.8 million of additional crystal growers to produce 3-inch diameter crystals. The first of these crystal growers became operational in August 1999 with all the ordered growers on-line by December 1999. The Company funded this purchase on a monthly basis as the systems were manufactured. The Company's December 1999 agreement with Cree sets the quarterly dollar volume of production shipments of SiC to be purchased by the Company for the year 2000. It is the Company's belief that such volume of production can be obtained from the crystal growth systems it has purchased.

The Exclusive Supply Agreement also restricts the Company from entering into numerous types of arrangements with identified parties. See "--Marketing and Distribution" and "Business Risk--Anti-Takeover and Certain Other Provisions." The Exclusive Supply Agreement has an initial term through June 2005, which may be extended for an additional ten years by either party if the Company orders in any 36-month period SiC crystals with an aggregate purchase price in excess of $1.0 million. The Company has met this order threshold and expects to extend the term of the Agreement.

AMENDED AND RESTATED DEVELOPMENT AGREEMENT WITH CREE. On July 1, 1998, the Company entered into an Amended and Restated Development Agreement (Development Agreement) with Cree, which is focused on increasing the yield of usable material in each SiC crystal manufactured by Cree for use by C3 in the production of moissanite jewels. In June 1998, Cree began to produce 2-inch crystals and in March 1999 Cree produced a 3-inch crystal, in development, meeting mutually agreed upon volumes of useable material. A 3-inch crystal can produce approximately twice as many moissanite jewels as a 2-inch crystal with the same percentage yield of useable material. Future activities under the development program will be focused on improving the manufacturing process for 3-inch crystals, with continued efforts to maximize the crystal volume and quality. The Development Agreement establishes performance milestones, primarily focused on yield improvement, and contemplates that the Company and Cree will revise the performance milestones annually to provide both parties with more flexibility to pursue further color and yield improvements on both 2-inch and 3-inch diameter crystals. In conjunction with the May 1999 order of additional crystal growth systems, effective October 1999, the Company's funding obligation under this agreement was reduced to $1.44 million annually. The Company expensed $2.4 million, $3.1 million and $1.7 million under development arrangements with Cree in 1999, 1998 and 1997, respectively.

MOISSANITE/DIAMOND TEST INSTRUMENT. Gemstone test instruments most commonly used by jewelry industry employees rely on thermal properties to distinguish diamond from other gemstones or diamond simulants such as synthetic cubic zirconia. Because the thermal properties of moissanite jewels are relatively close to those of diamond, such instruments have not, to date, been able to reliably differentiate between diamond and moissanite jewels. Although gemologists trained in the physical properties of moissanite jewels may find a number of ways to distinguish moissanite from diamond, the Company believes that a moissanite/diamond test instrument must be available to jewelers and pawnbrokers to help prevent fraud.

The Company began shipping its moissanite/diamond test instrument, the Tester Model 590, during the first quarter of 1998. This instrument, which distinguishes moissanite jewels from diamonds in the colors and clarities most commonly sold by retail jewelers, is used in conjunction with existing thermal test instruments. A number of other companies have introduced devices that claim to distinguish moissanite jewels from diamonds at retail prices comparable to the Tester Model 590. There can be no assurance that a significant market will develop for the Company's test instrument, that other competing devices will not be introduced or that other readily available means will not be developed which can effectively distinguish moissanite jewels from diamond.

The Company's goal of insuring a reliable means for the jewelry industry to distinguish moissanite from diamond has been achieved. Therefore, the Company may seek other distribution opportunities for the test instrument to allow the Company to focus primarily on the marketing and distribution of moissanite jewels.

MOISSANITE/DIAMOND TEST INSTRUMENT COMPONENT. Under a letter agreement (Instrument Agreement) dated February 12, 1996, Cree is the sole supplier of a component proprietary to Cree used in the Company's Tester Model 590. The Instrument Agreement, which expires in 2016, obligates the Company to purchase all of its requirements for that component from Cree and gives the Company the exclusive right to purchase those components from Cree. The Company is also obligated to pay Cree a royalty of 2.5% of net sales of all test instruments incorporating the Cree component. Although to date Cree has supplied a sufficient quantity of this component, if Cree were to fail to deliver this component, as required, the Company would not be able to manufacture additional test instruments.

INTELLECTUAL PROPERTY

INTELLECTUAL PROPERTY OF THE COMPANY. The Company has been issued U.S. product and method patents for moissanite jewels, which expire in 2015, under which the Company has broad, exclusive rights to manufacture, use and sell moissanite jewels in the United States. The Company has applications pending in a number of foreign jurisdictions for these same patents. In addition, the Company has been issued a U.S. apparatus and method patent for the Tester Model 590, which expires in 2016, that covers the physical structure and the testing techniques so employed in the Tester Model 590. This patent gives the Company exclusive rights to manufacture and sell the Tester Model 590 in the United States. The Company also has other patents and patent applications pending related to certain methods of producing moissanite jewels and related technologies. In addition, the Company has been issued certain trademarks and has other pending trademark applications that support the Charles & Colvard moissanite branding strategy. Although the Company intends to enforce its patent and trademark rights and vigorously prosecute all its patent applications, there can be no assurance that such actions will be successful, that any additional patents will be issued, that any issued patent will not be challenged, invalidated or circumvented or that any issued patent will have any competitive or commercial value.

The Company's success and ability to compete successfully is heavily dependent upon its proprietary technology. In addition to its patents and pending patents, the Company relies on trade secret laws and employee, consultant and customer confidentiality agreements to protect certain aspects of its technology. There can be no assurance that the Company will be able to protect its proprietary technology from disclosure or that others will not develop technologies that are similar or superior to its technology. See "-- Business Risks -- Dependence on Intellectual Property."

While the Company has not received any claims that its products or processes infringe on the proprietary rights of third parties, there can be no assurance that third parties will not assert such claims against the Company with respect to its existing and future products. In the event of litigation to determine the validity of any third party's claims, such litigation could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation is determined in favor of the Company. In the event of an adverse result of any such litigation, the Company could be required to expend significant resources to develop non-infringing technology or to obtain licenses to, and pay royalties on the use of, the technology, which is the subject of the litigation. There can be no assurance that the Company would be successful in such development or that any such license would be available on commercially reasonable terms.

PROPRIETARY TECHNOLOGY OF CREE. Cree, the Company's current source for development and supply of lab-grown SiC crystals, has developed or licensed numerous proprietary processes for the growth of SiC crystals that it uses in semiconductor, laser and other applications. The founders of the Company recognized the potential use of SiC as a moissanite jewel, and the Company has obtained the exclusive right to purchase SiC crystals from Cree for moissanite jewels and gemological instrumentation. The Company believes that Cree is currently the only producer of SiC crystals in sizes and qualities suitable for commercial production of moissanite jewels. In addition, Cree is the only producer of SiC known by the Company to be developing colorless SiC crystals suitable for moissanite jewel use at the present time. Cree has significant proprietary rights related to its processes for growing SiC crystals. Cree has an exclusive license on a patent for a process of growing large single crystals of SiC. This patent expires in years ranging from 2006 to 2011, depending on the country in which issued. In addition, Cree has a patent for a process for growing colorless SiC and other patents relating to certain aspects of its SiC crystal growth process. To further protect its proprietary SiC crystal growth process, Cree internally produces the crystal growth systems used to produce its SiC crystals. The Company has a royalty-free, perpetual license for the use in moissanite jewel applications of the technology covered by Cree's patent for growing colorless SiC.

At the present time, the Company's success and ability to compete is heavily dependent upon Cree's ability to successfully produce SiC crystals suitable for the production of Charles & Colvard created moissanite and on Cree's proprietary technology. See "--Business Risk--Dependence on Intellectual Property."

MANUFACTURING

The production of moissanite jewels includes (i) growing SiC crystals, (ii) designing shapes with proportions unique to moissanite jewels, (iii) cutting crystals into preforms that will yield jewels of an approximate carat weight and millimeter size, (iv) faceting preforms into jewels, and (v) inspecting, sorting and grading faceted jewels.

GROWTH OF SIC CRYSTALS. SiC crystals are grown for the Company by Cree in accordance with the terms of the Exclusive Supply Agreement, as amended. Under the Exclusive Supply Agreement, Cree is required to sell to the Company all of the crystals grown in a specified number of crystal growth systems without charging the Company for such crystal growth systems and all the crystals grown in the crystal growth systems acquired by the Company from Cree, unless Cree gives notice of certain production time available in excess of the Company's then-current demand and the Company does not demonstrate a need for the excess production capacity, in which case Cree may sell SiC crystals produced by these systems to any of its other customers for any use other than moissanite jewel applications. At the current time, the Company is not using 100% of its available crystal growth capacity at Cree. The Company may increase its production capacity from Cree upon appropriate notice to Cree. Upon its receipt of an order from the Company for a quantity of crystals that will require the acquisition of additional crystal growth systems, Cree may elect, in its sole discretion, to have the Company purchase the additional growth systems that will be needed or to fund the costs on its own and recoup its costs by incorporating the costs of the systems into the cost of the SiC crystals purchased by the Company. See "--Products and Product Development -- Amended and Restated Exclusive Supply Agreement with Cree."

The Company routinely evaluates Cree's progress under the Development Agreement and the yield and quality of salable moissanite jewels from SiC crystals being produced by Cree. The yield of salable moissanite jewels from each crystal is the most significant factor affecting the volume and cost of moissanite jewels available for sale. Yield of salable moissanite jewels is dependent on the quality of the crystals. Improvements in crystal quality increase the volume, or yield, of moissanite jewels from a crystal and decrease the cost of each moissanite jewel produced.

During the second quarter of 1999, Cree showed marked improvement in SiC crystal quality resulting in increased yield of salable jewels from 2-inch diameter crystals. The improvements in SiC crystal yield continued through the second half of 1999, far exceeding the Company's expectations. All of the new 3-inch diameter crystal growth systems came on-line during the third quarter. Although the yields of the 3-inch diameter crystals are much lower than the yields on the 2-inch diameter crystals, the yields from the 3-inch diameter crystals have also exceeded the Company's expectations. The Company expects the yields of the 3-inch diameter crystals to vary throughout the year 2000 as a manufacturing process evolves. Any significant increases or decreases in yields would have a corresponding material impact on gross margins.

DESIGNING SHAPES WITH PROPORTIONS UNIQUE TO MOISSANITE JEWELS. To maximize the light reflecting from a faceted moissanite jewel requires the design of shapes with unique proportions and angles. The Company creates proprietary designs, using computer modeling, to display the maximum light reflection based on the optical properties (i.e., refractive index, dispersion and luster) of moissanite jewels. A unique version of the round brilliant cut was the first shape developed applying these computer models. Most recently, the Company has designed oval and marquise fancy shapes that eliminate dark areas commonly found in other gemstones with oval and marquise cuts. The Company believes these proprietary designs are the basis for the superior optical performance quality observed in faceted moissanite jewels.

PREFORMS. The Company divides all SiC crystals through slicing and dicing processes into preforms in sizes suitable for faceting into predetermined calibrated-size moissanite jewels. The Company uses readily available automated and computerized equipment along with proprietary technology developed in-house to slice and dice crystals into preforms. The Company believes that this equipment will enable it to maximize the number of preforms obtained from each SiC crystal.

FACETING MOISSANITE JEWELS. The faceting of preforms is a critical stage in obtaining quality jewels. The techniques and skills used in faceting moissanite jewels differ somewhat from those used in faceting diamonds and other gemstones. The Company is, and expects to continue, outsourcing the faceting of its moissanite jewels, other than faceting for research and product development purposes, which it conducts internally. The Company currently has three suppliers of volume faceting services, which are located in Asia. During 1999 the Company significantly expanded production capacity for cutting moissanite with two of these vendors. To date the Company has been satisfied with the capabilities and performance of these three suppliers. The Company intends during 2000 to source faceting services primarily from its three existing suppliers and will be dependent on their ability to provide an adequate quantity of quality faceted moissanite jewels. There is no assurance that they will be able to expand and continue to produce the Company's quality specifications for faceting and within the Company's quantity and time requirements.

The Company has entered into a multi-year agreement with its primary supplier of faceting services, John M. Bachman, Inc. (JMB). Pursuant to this agreement and related amendments thereto, the Company advanced $380,000 to JMB to expand the production facilities of its affiliate which facets the Company's moissanite jewel preforms. Approximately $180,000 of the advanced funds remains outstanding, and these funds are being repaid through reductions to the per piece cutting charges through approximately June 30, 2001. The Company has a right of first refusal to acquire any excess gemstone cutting capacity that occurs at JMB's affiliate and any equity securities offered by JMB or its affiliate. The term of the Company's agreement with JMB is through December 31, 2002; however, the Company has the right to terminate the agreement at any time after January 1, 2002 upon 90 days written notice. Under this agreement, JMB has agreed to grant, and to cause its affiliates to grant, to the Company a perpetual, non-exclusive, royalty-free license to use any inventions or proprietary information developed by or for JMB or its affiliates that is useful in the faceting of moissanite jewels.

INSPECTION, SORTING AND GRADING. Faceted moissanite jewels are currently returned to the Company for inspection, sorting and grading. During this stage, specially trained personnel individually examine and grade each moissanite jewel against certain quality parameters. In addition, a sample of each batch is processed through an image analyzer for exacting quality control. This phase of manufacturing is relatively labor-intensive and requires skills not readily available in the general work force. In the future, the Company may elect to outsource certain portions of this stage of the manufacturing process to an independent third party. Any third parties to which these processes are outsourced will be required to adhere to the same rigorous quality control and monitoring standards presently used at the Company. There can be no assurance that the Company will be able to hire or retain sufficient numbers of appropriately skilled personnel for this phase of manufacturing, find and enter into acceptable agreements with third party vendors or that such vendors will be able to provide accurate inspection, sorting and grading services on a timely basis.

MOISSANITE/DIAMOND TEST INSTRUMENT. The Company contracted with an unaffiliated third party for the assembly of its moissanite/diamond test instrument from components produced by third parties. The initial production runs are complete and the Company believes that, other than with respect to a component containing a proprietary semiconductor chip that the Company obtains from Cree under the Instrument Agreement, the components and assembly functions would be readily available from a wide variety of other suppliers for additional production volumes.

MARKETING AND DISTRIBUTION

MARKETING

GLOBAL MARKETING STRATEGY. As the Company continues to expand its distribution channels, it is developing a deeper understanding of the dynamics of the market for jewelry in general and moissanite specifically. The Company identified several issues that affected the decline in sales in the second half of 1999. These issues include a slower than expected rate of adding retailers in the U.S., lack of targeted retailer-driven marketing programs abroad, and poor overall jewelry market performance in certain international markets. The Company has developed a global, strategic marketing program, which it believes will address these issues as well as increase consumer awareness of and demand for moissanite jewels.

This program is focused on creating consumer demand for the Charles & Colvard created moissanite brand and is based on new insight into the Company's target consumer. As the sole manufacturer of scientifically-made moissanite jewels, the Company is creating a unique brand image which positions moissanite as a jewel in its own right, distinct from all other jewels based on its fire, brilliance, luster, durability and rarity. Webster's 3rd International Dictionary defines "jewel" as an article with intrinsic value used for adornment; an ornament of precious metal often set with stones; and, worn as an accessory of dress, or a badge of order. The underlying implication is that a jewel has been crafted - that some or all of it is man-made. The Company believes that moissanite jewels are a unique blend of science and art.

The global strategic marketing campaign opened November 1999. This global campaign targets working women ages 25-54 with an annual household income in excess of $50,000 and features a new corporate logo. The aim of the global marketing strategy is to inspire the target group of successful women to seek out moissanite. Market research indicates that this positioning will create the best possible image for the product and provide the Company with great pricing and marketing flexibility. Additionally, as part of the Company's transition from a technology-focused manufacturing company to a consumer-focused marketing company, C3 has begun doing business as Charles & Colvard. This name reflects the heritage of the Company and is consistent with the long-term branding and marketing strategy initiated in the fourth quarter of 1999 and continuing today.

PUBLIC RELATIONS. The Company launched the domestic portion of its global marketing strategy through events targeting stylists, trade press, fashion press and other influencers of lifestyle products at events in Los Angeles and New York in late 1999. As a result of these events, Brooke Shields wore moissanite jewelry for her role in the Costume Guild Awards (February 12, 2000). The musical group "After Dark" will be wearing moissanite in an upcoming music video to air on MTV, and finally, international soccer star Mia Hamm wore moissanite during the February 14, 2000 ESPY awards and will continue to wear moissanite jewelry at select events throughout the year. Hunter Tylo, a spokesperson for the Company, was recently featured wearing moissanite jewelry in PEOPLE magazine (January 31, 2000 issue), STAR magazine (February 1, 2000 issue) and on the front cover of her new book, Making a Miracle. Additionally, Ms. Tylo will be featured throughout the year on behalf of the Company at public appearances and media interviews. The value of celebrities wearing moissanite lies in the trend-setting ability of these individuals which the Company believes will drive consumer demand and help the Company in its efforts to expand distribution.

Press coverage on the Company and moissanite jewels during 1999 included 109 television stories, 176 newspaper articles and 73 magazine articles (consumer, jewelry trade and marketing trade). The corresponding gross consumer impressions from this coverage exceeded 28 million in the U.S. alone.

DOMESTIC. Pursuant to the global marketing campaign, which began in November 1999, the Company initiated a substantial consumer communications blitz which targeted the Company's target audience on national cable television and in HARPER'S BAZAAR, and included local market special events and promotions. In addition, the Company placed advertisements on more than 2300 screens in movie theaters in 10 of the leading media markets. Furthermore, the Company's integrated marketing program, which includes retail point-of-purchase materials, became available to the Company's authorized retailers in the second half of October 1999. The advertising campaign for Charles & Colvard created moissanite invited consumers to seek out the Company's Internet web site (www.moissanite.com). During the domestic advertising campaign, the number of visitors to the Company's web site grew thirty fold - from a previous monthly average of 2,700 for the first 10 1/2 months of 1999 to over 65,000 for February 2000. Additionally, hits on the Company's web site have averaged 1 million per month since the new advertising campaign began in mid November 1999.

An estimated advertising and promotional budget of $6 million is projected for 2000. The Company scheduled additional consumer-advertising for the first quarter of 2000 including the January and February editions of HARPER'S BAZAAR, national network television advertising for the first two weeks in February during "The Today Show" and "Good Morning America," and cable television advertising in a number of media markets for the first two weeks in February during primetime hours. In concert with the advertising program, the Company's sales efforts are focused on these leading media markets in the U.S. to further capitalize upon placement of the product in influential, trend-setting cities.

The Company plans to advertise in PROFESSIONAL JEWELER and similar jewelry trade publications during 2000. In addition, the Company participated or plans to participate in the following jewelry trade shows for the first half of 2000:

   o     JCK Orlando (late January)
   o     Professional Jeweler, Fine Jewelry Show at Tucson (early February)
   o     American Gem Society's Annual Conclave in Philadelphia (mid to late
         March)
   o     JCK Las Vegas (early June)

INTERNATIONAL. Internationally, the Company works with its distributors to develop appropriate advertising and marketing campaigns targeting specific geographic regions, building on the marketing themes developed in the US. Pursuant to its international distribution agreements, the Company provides co-op incentives to use approved advertising that supports the brand image for Charles & Colvard created moissanite. To this end, the Company has engaged Emisphere, a marketing and communications company in Milan, Italy for public relations services in certain European countries. The exclusive distributors are responsible for all advertising and marketing efforts and expenses in their territories. The Company may provide other advertising and promotion incentives in other international markets to grow jewelry trade and consumer awareness.

The Company plans to advertise to the international jewelry trade through GEMKEY and JEWELRY NEWS ASIA. During the first half of 2000, the Company plans to participate in Messe Basel, the largest and most prestigious international jewelry show.

As the Company expands its marketing and promotion activities, it expects to continue operating at a loss through at least the end of 2000. Moreover, there can be no assurance that the Company will ever achieve sales increases or profitability, or that if profitability is achieved, that such profitability can be sustained.

DISTRIBUTION

DOMESTIC. The Company believes that moissanite is best sold through independent retail jewelers, where their staffs can most effectively educate the consumer on Charles & Colvard created moissanite's unique qualities. In addition, these jewelers are generally known for selling custom-designed products with high-end images and providing other specialty jewelry and watch services.

The Company began shipping moissanite to its authorized retail jewelers in Atlanta and Miami/Ft. Lauderdale during the second quarter of 1998, and, in July 1998, launched limited consumer-focused advertising and promotion activities in those areas. During the second half of 1998, and through the first half of 1999, the Company limited its efforts to expand the distribution of moissanite jewels as a result of insufficient product availability and the lack of confidence the Company had regarding the quality of the SiC crystals it was receiving. As the Company's confidence in its supply of moissanite increased, it attempted to expand the number of retailers carrying moissanite during the second half of 1999. However, the Company was not able to increase the number of these jewelers necessary to achieve its business objectives.

The Company has entered into agreements with 237 domestic independent jewelers to carry Charles & Colvard created moissanite. Sales in 1999 to Charles & Colvard's independent jewelers totaled approximately $4.1 million. In order to more rapidly expand the distribution of moissanite, effective in March 2000 the Company will transition from selling moissanite jewels directly to independent retail jewelers to allowing independent retail jewelers to access loose moissanite jewels and moissanite jewelry through respected, established jewelry distributors. The Company has entered into distribution agreements for North America with two large distributors and certain jewelry manufacturers. The Company has entered into non-exclusive distribution arrangements with Stuller Settings, Inc. (Stuller) and Rio Grande. Established in 1970, Stuller is one of the world's largest suppliers of jewelry-related products, providing over 100,000 different items to the jewelry industry. Through its innovative manufacturing and distribution techniques, Stuller provides just in time delivery of their products to over 40,000 retail jewelry customers, primarily in North America. Their products include findings (a piece of jewelry ready to have a gemstone mounted in it), finished jewelry, loose diamonds and colored gemstones, tools and supplies and metals. Rio Grande was started over 50 years ago and is a respected industry leader in jewelry manufacture and distribution. Rio Grande carries over 24,000 products for the jewelry trade and the Rio Grande Gems & Findings catalog is the largest catalog of its type in the world. Rio Grande's customer base is primarily focused on manufacturers of jewelry from independent jewelers that create custom jewelry to the largest manufacturers of jewelry in North America.

Additionally, the Company has entered into arrangements with several jewelry manufacturers that will design and manufacture lines of jewelry containing Charles & Colvard created moissanite jewels. The Company has granted these jewelry manufacturers non-exclusive rights to sell their lines of jewelry to independent retail jewelers as well as jewelry store chains and department stores that meet certain predetermined criteria. Independent retail jewelers will have access to loose moissanite jewels from Stuller and Rio Grande and to jewelry containing moissanite jewels from Stuller and these jewelry manufacturers. The Company is also exploring opportunities with certain designers to create specialty pieces of jewelry containing moissanite jewels for sale to selected classes of the jewelry trade.

The Company believes that moissanite jewels provide retailers with an opportunity to earn a profit margin that compares favorably to other jewelry products and will allow the retailer to distinguish its product line from other jewelers in the highly competitive retail jewelry market. The Company also believes that the profit margins associated with its products will create incentives for these retailers to maximize their sales and promotional efforts, resulting in additional consumer demand for the Company's moissanite jewels. To date, those jewelers that carry and promote moissanite have reported significant success with the product.

The Company believes that the distribution of moissanite jewels through Stuller and Rio Grande as well as certain jewelry manufacturers and designers will provide the retail jeweler with maximum flexibility to develop their business with moissanite. Those jewelers that prefer to create their own jewelry to meet the needs of their individual market areas will be able to purchase the loose jewels through Stuller or Rio Grande with which many of them already have a relationship. Those jewelers that wish to purchase finished jewelry for sale in their store may do so either through Stuller or any of the jewelry manufacturers working with moissanite. Consumer perception and acceptance of the Company's products will be affected by the quality, design and workmanship of the settings chosen by Stuller, manufacturers, designers and retailers, however, the Company will have no control over these elements, except through the Company's pricing policy. Beyond that, the Company believes that the success of Charles & Colvard created moissanite will be determined by the power and the precision of its brand-building program. The Company continues to evaluate the most appropriate structure for distribution in the U.S. and may, in certain circumstances, enter into additional distribution arrangements such as through selected department stores, company-owned retail stores, internet sales or otherwise.

INTERNATIONAL. The Company has also entered into 27 international agreements for distribution of moissanite jewels covering 42 countries and various areas in the Caribbean. Sales under these agreements are aggregated approximately $6.3 million during calendar 1999. All sales to international customers are denominated in U.S. dollars, and the Company generally requires full payment before the merchandise is shipped.

The Company has refined its international distribution methods, beginning with Western Europe. The Company has appointed Breebaart Trading BV of Rotterdam as the master distributor for northern Europe and ArsAurea Gems as the master distributor for southern Europe. In addition, the Company has named JewelNet Corp. as the master distributor for various areas of the Caribbean, Latin America and South America. TechThai Jewelry Supply has been appointed the master distributor for various areas in Southeast Asia. These four master distributors have the right to appoint sub-distributors in their respective territories, and these new agreements provide the Company with more control over the positioning and advertising of moissanite in their respective territories.

The Company's Exclusive Supply Agreement with Cree prohibits the Company, without Cree's consent, from entering into an exclusive marketing or distribution agreement with DeBeers or any party that Cree reasonably believes is affiliated with DeBeers; the Central Selling Organization (the international cartel of diamond producers); any party whose primary business is the development, manufacture, marketing or sale of diamond gemstones; or any non-gemstone and non-jewelry industry competitor of Cree. These provisions may limit the avenues of distribution potentially available to the Company and could prevent the Company from entering into certain potentially profitable transactions.

DIAMOND/MOISSANITE TEST INSTRUMENT. The Company is selling its moissanite/diamond test instrument directly to jewelers, gemologists and pawnbrokers through direct mailings, advertisements in trade publications and at trade shows. Approximately 3,100 instruments were shipped in 1999. In addition, the Company has retained non-exclusive distributors to distribute the test instrument in some U.S. markets and through exclusive distribution agreements in certain territories internationally. The Company may enter into other distribution agreements, as it deems appropriate, or may if appropriate license, joint venture or sell certain rights to the test instrument.

COMPETITION

MOISSANITE JEWELS. Gemstone materials can be grouped into three types: (i) natural gemstone, which is found in nature; (ii) synthetic gemstone, which has the same chemical composition and characteristics of natural gemstone but is created in a lab; and (iii) simulated or substitute material, which is similar in appearance to natural gemstone but does not have the same chemical composition. The Company's moissanite jewels, which are positioned as a unique new jewel, may compete with fine gemstones such as ruby, sapphire, emerald and tanzanite as well as with natural and treated diamonds and existing synthetic gemstones such as synthetic cubic zirconia presently in commercial distribution. The Company may also face competition from additional gemstones such as synthetic diamonds, synthetic diamond films and other sources of synthetic moissanite not presently available in qualities, sizes and volumes suitable for use as gemstones. Most of the suppliers of diamonds and other fine gemstones, as well as the suppliers of synthetic gemstones, have substantially greater financial, technical, manufacturing and marketing resources and greater access to distribution channels than the Company.

The worldwide market for large, uncut high-quality diamonds is significantly consolidated through the Central Selling Organization, a cartel led by DeBeers. The cartel has a major impact on the worldwide supply and pricing of these diamonds at both the wholesale and retail levels. Although the Company believes that its jewels will appeal primarily to the consumer who would not otherwise purchase comparable diamond jewelry, diamond producers may undertake additional marketing or other activities designed to protect the diamond jewelry market against sales erosion from consumer acceptance of moissanite jewels.

The Company may also face competition from treated diamonds. Treated diamonds, which are natural diamonds with imperfections or flaws that have been altered in some manner to enhance their appearance, are presently available in the jewelry industry and are generally less expensive than diamonds of similar size, cut and color, which have not been altered. Synthetic diamond in gemstones or film form may also become available in the marketplace and compete with the Company's jewels. Synthetic diamonds are regularly produced for industrial applications, but the Company believes that gemstone quality synthetic diamonds presently cannot be produced at prices competitive with those currently offered for the Company's colorless moissanite jewels. The primary producers of these synthetic diamonds are DeBeers, Sumitomo and GE. There are also a number of Russian producers of synthetic diamonds for industrial uses. In addition, development-stage companies like the Gemesis Corporation headquartered in Florida, are working to develop cost effective means of producing gem quality synthetic diamonds. Synthetic diamond films can be grown at commercially viable prices in thicknesses that can be applied to other surfaces but these films adhere well to only a few minerals such as diamond, silicon and SiC (moissanite). There could, however, be technological advances that would enable competitively priced synthetic diamond in gemstone or film form to be offered.

Although the Company believes that its products have a proprietary position, it could face competition from other companies that develop competing SiC technologies. Some of these technologies could be developed by producers of SiC used for other industrial applications. Manufacturers of industrial SiC products include The Carborundum Corporation, for abrasive uses, and Cree, Siemens AG, ABB and Northrup Grumman Corporation, for semiconductor uses. The Company believes that Cree is presently the only supplier of SiC crystals in colors, sizes and volumes suitable for gemstone applications and believes that the patents owned or pending by Cree or the Company provide substantial technological, legal and cost barriers to other companies' development of colorless moissanite jewels. It is possible, however, that these or other producers of SiC could develop SiC crystals suitable for gemstone applications and produce moissanite jewels until the Company could obtain judicial enforcement of its patent rights.

The Company's products may also face competition from synthetic cubic zirconia, the principal existing diamond simulant and, to a lesser degree, other synthetic gemstones. The largest producer of synthetic cubic zirconia gemstones is Signity, a new company formed by the merger of Swarogem (a subsidiary of D. Swarovski & Co.) and Golay Buchel. In addition, there are a significant number of other producers of jewelry containing synthetic gemstones. Three of the largest retailers of synthetic cubic zirconia jewelry in the United States are QVC, Home Shopping Network and Wal-Mart. Some of the major retailers of synthetic cubic zirconia, including QVC, have captive manufacturing divisions that produce synthetic cubic zirconia jewelry. These producers and sellers may see their markets being eroded by the introduction of the Company's moissanite jewels. The Company believes that price is the primary basis upon which these products will compete with its moissanite jewels.

The Company intends to compete primarily on the basis that the unique qualities of its moissanite jewels are distinct from all other jewels based on its fire, brilliance, luster and durability. In addition, the Company believes that the Charles & Colvard created moissanite brand, which is being developed pursuant to the Company's strategic global marketing program, will create a long-term competitive advantage for the Company's products. Additionally, the Company believes that moissanite jewels have a significant cost advantage over other fine gemstones, especially in the one-carat size and larger. The Company's ability to compete successfully is dependent on its ability to: (i) achieve jeweler and consumer acceptance of its products; (ii) obtain quantities of lab-grown SiC crystals in acceptable qualities and prices; (iii) obtain reliable and high quality faceting services from third parties; (iv) respond to market entries of other gemstone materials with technological or cost improvements; and (v) meet consumer demand for its moissanite jewels. There can be no assurance that the Company will be able to obtain the materials and services needed to deliver its products or to otherwise be able to compete successfully in the marketplace.

MOISSANITE/DIAMOND TEST INSTRUMENT. The Company's proprietary, patented moissanite/diamond test instrument, the Tester Model 590, faces competition from other devices that distinguish moissanite jewels from diamond. The Tester Model 590, working in conjunction with existing thermal test instruments, readily distinguishes loose moissanite jewels and moissanite jewels set in jewelry from diamond in the colors and clarities most often sold by jewelers. The Presidium Corporation markets a test instrument that is capable of distinguishing primarily loose moissanite jewels from diamond. The Ceres and Moissketeer Corporations have released electrical conductivity measuring devices that they claim are capable of distinguishing moissanite from diamond. Another company has introduced a reflectivity meter that is capable of distinguishing primarily large loose moissanite jewels from diamond, however, while the Company does not plan to sell such moissanite jewels, a certain process can permanently change the refractive index of moissanite such that moissanite would measure as a diamond on such reflectivity meters. Other competitors may also introduce devices that compete with the Company's Tester Model 590 or gemologists trained in the physical properties of moissanite jewels may develop less expensive methods of distinguishing moissanite jewels from diamond. There can be no assurance that a market for moissanite/diamond test instruments will develop or that the Company will be able to successfully compete in that market, if it develops.

GOVERNMENT REGULATION

The Company's products are subject to regulation by the Federal Trade Commission
(FTC). The FTC has issued regulations and guidelines governing the marketing of synthetic gemstones and other gemstones that have physical properties similar to diamond that require synthetic gemstones and other gemstones to be clearly identified in any promotional or marketing materials. While the Company intends to comply fully with all FTC regulations, there can be no assurance that the FTC or a competitor will not challenge the Company's promotional or marketing activities. Such a challenge could result in significant expense to the Company and divert the efforts of the Company's management, whether or not such challenge is resolved in favor of the Company. If the Company's actions were found to be in violation of FTC regulations, the Company could be forced to suspend marketing and sales of its products and could incur significant expenses in developing new marketing strategies and materials that would not violate FTC regulations. There can be no assurance that the Company would be successful in developing new marketing strategies and materials that would comply with FTC regulations or that such strategies, once developed, would enable the Company to market its products profitably.

EMPLOYEES

At February 28, 2000, the Company had 68 employees. The Company believes that its future prospects will depend, in part, on its ability to obtain additional management, marketing, sales, manufacturing, scientific and technical personnel. Competition for such personnel is substantial, and the number of persons with relevant experience is limited. None of the Company's employees is represented by a labor union. The Company believes that its employee relations are good.

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

LIMITED RELEVANT OPERATING HISTORY

The Company, which was incorporated in June 1995, was in the development stage through June 30, 1998. The Company is now in the process of commercializing moissanite jewels, building consumer brand awareness and growing its distribution channels. The timing or existence of any significant revenues is dependent on market acceptance of moissanite jewels, increasing distribution and sales, and continued improvements in the yield of jewels in the qualities, sizes and volumes desired from each SiC crystal. The Company's business is also subject to the risks inherent in the rapid increase in production levels. Likewise, the Company's products are subject to the risks inherent in the development and marketing of new products, including unforeseen design, manufacturing or other problems or failure to develop market acceptance. Failure by the Company to achieve market acceptance of its products or to develop the ability to produce its products in higher quantities and qualities would have a material adverse effect on the Company's business, operating results and financial condition. Accordingly, the Company's prospects must be considered in light of the risks and difficulties frequently encountered by companies in their early stage of development, particularly technology-based companies operating in the early stages of manufacturing and distributing unproven products.

NEED FOR FURTHER PRODUCT DEVELOPMENT

Although the Company is selling production volumes of colorless moissanite jewels and Cree, the Company's sole supplier of SiC crystals, achieved a fully repeatable process in July 1998 for two-inch crystals, Cree has not yet established a manufacturing process for producing lab-grown SiC crystals in the qualities, sizes and volumes desired for the Company's products. In addition, Cree has not yet achieved a fully repeatable process for growing three-inch diameter crystals in the qualities, sizes and volumes desired to produce moissanite jewels. If Cree is unable to improve crystal yields and develop a manufacturing process for growing SiC crystals in the desired qualities, sizes and volumes, the Company's business, operating results and financial condition would be materially adversely affected.

RELIANCE ON CREE, INC.

The Company is currently dependent on a single source, Cree, for development and supply of SiC crystals. Cree has certain proprietary rights relating to its process for growing large single crystals of SiC and its process for growing colorless SiC crystals. Under the Company's Exclusive Supply Agreement with Cree, the Company is obligated to buy from Cree, and Cree is obligated to sell to the Company, 50%, by dollar volume, of the Company's requirements for SiC material for the production of gemstones in each calendar quarter. Although the Company is only required to purchase 50% of its SiC requirements from Cree, the Company does not currently believe that any other SiC producer could readily supply crystals in the qualities, sizes and volumes needed for the Company's products. Therefore, at the present time, the Company is dependent on Cree as its sole source for its principal raw material.

The Company's effort to develop colorless SiC crystals in qualities, sizes and volumes desired for use as moissanite jewels is currently concentrated entirely with Cree and is dependent on Cree's expertise in SiC technology, which Cree uses in connection with semiconductor, laser and other applications. A primary focus of the development programs with Cree has been to improve the yield of salable jewels from each SiC crystal that the Company purchases from Cree. The yield of salable jewels from each crystal is the most significant factor affecting the volume and cost of jewels available for sale and is dependent on the quality of the crystals. Improvements in crystal quality increase the volume, or yield of jewels from a crystal, and decrease the cost of each jewel produced. The yields of salable jewels produced from two-inch diameter crystals increased throughout the last three quarters of 1999. While Cree is producing a limited quantity of three-inch diameter crystals, Cree has not achieved a repeatable process for these crystals in the qualities, sizes and volumes desired for the Company's moissanite jewels. To reach profitability the Company must receive increasingly higher quality SiC crystals from Cree that yield more salable jewels. Any delay in achieving higher quality crystals or any decline in average crystal quality could limit the Company's ability to expand distribution of its products and increase the cost of goods sold which would have a material adverse effect on the Company's business, operating results and financial condition. See "--Business--Products and Product Development."

When the Company does elect to order quantities of crystals that would require additional crystal growth systems, Cree may, under the Exclusive Supply Agreement, elect to have the Company purchase the additional crystal growth systems that will be needed, and Cree would be obligated to supply the Company with 100% of the output from systems funded by the Company. If, however, Cree elects to fund the cost of these additional growth systems on its own, then there can be no assurance that Cree will supply the Company with all of the output from these crystal growth systems or fill all of the Company's orders for SiC crystals. Any delay or reduction in the availability of SiC crystals could delay or limit the Company's ability to deliver and sell its jewels, which would have a material adverse effect on the Company's business, operating results and financial condition.

The Company also obtains from Cree a component proprietary to Cree used in the production of the Company's moissanite/diamond test instrument. See "--Business--Products and Product Development--Moissanite/Diamond Test Instrument." If Cree were unable to deliver this component in the quantities and at the times needed by the Company, the Company's ability to provide the market with its test instrument would be adversely affected.

As a result of the Company's reliance on Cree, Cree's failure to complete the desired development objectives under the Development Agreement and to supply the Company with SiC crystals or components for its moissanite/diamond test instrument would have a material adverse effect on the Company's business, operating results and financial condition and could result in a curtailment, suspension, cessation or significant change in the strategic direction of the Company's business. See --"Business--Products and Product Development."

RELIANCE ON STULLER SETTINGS, INC. AND RIO GRANDE

The Company has entered into distribution agreements with Stuller and Rio Grande, for distribution of moissanite throughout the entire North American market. There is no assurance, however, that the Company's distribution arrangements with Stuller and Rio Grande will increase, or even maintain sales. Although the Company has entered into arrangements with certain jewelry manufacturers which contemplate the distribution of moissanite jewelry to United States jewelry retailers, the Company anticipates that the vast majority of moissanite jewels sold by the Company in North America will be distributed through Stuller and Rio Grande. Therefore, the Company is substantially dependent upon Stuller and Rio Grande for distribution of moissanite jewels in North America.

Historically, the North American market has accounted for a substantial portion of the Company's moissanite jewel sales. In the event that the Company's distribution arrangements with Stuller and Rio Grande fail to maintain and increase the current level of North American sales, the Company's revenues would be materially adversely affected.

UNDEVELOPED MARKETS; UNPROVEN ACCEPTANCE OF THE COMPANY'S PRODUCTS

The market for colorless moissanite jewels among retail jewelers and consumers is in the early stages of development as the Company shipped approximately 55,000 carats in 1999. The Company believes that many retail jewelers and most consumers are generally unaware of the existence and attributes of moissanite jewels. As is the case with any new product, market acceptance and demand are subject to a significant amount of uncertainty. The Company's future financial performance will depend upon consumer acceptance of the Company's moissanite jewels that are distinct from all other jewels based on their fire, brilliance, luster, durability and rarity. In addition, consumer acceptance may be impacted by jewelers' acceptance of moissanite jewels. The Company has conducted limited market tests to predict retail jeweler and consumer reaction to its products. The Company markets loose jewels while jewelry distributors, manufacturers and retailers select the jewelry into which the jewels will be set. The quality, design and workmanship of the jewelry settings selected by retail jewelers, which will not be within the Company's control, could impact the consumer's perception and acceptance of the Company's jewels. Thus, the Company's future financial performance may be impacted by (i) the ability of selected jewelry distributors, jewelry suppliers, jewelry manufacturers and designers to market and promote moissanite jewels to the retail jewelry trade (ii) the willingness of retail jewelers to purchase moissanite jewelry or to purchase loose jewels and undertake setting of the loose jewels, (iii) the ability of retail jewelers to select jewelry settings that encourage consumer acceptance of and demand for the Company's jewels (iv) the ability of jewelry manufacturers and retail jewelers to set loose moissanite jewels in jewelry with high quality workmanship and (v) the ability of retail jewelers to effectively market and sell moissanite jewelry to consumers.

The market for the Company's jewels may develop at a slower pace than expected as a result of lack of acceptance of moissanite jewels by selected jewelry distributors, jewelry manufacturers, designers, retail jewelers or by consumers. If the market fails to develop or develops more slowly than expected, or if the Company's products do not achieve significant market acceptance, the Company's business, operating results and financial condition would be materially adversely affected. See "--Business--Products and Product Development" and "Business--Distribution, Marketing and Sales."

LIMITED DISTRIBUTION CHANNELS

The Company began shipping moissanite to jewelry retailers in June 1998, which grew to 237 locations primarily concentrated in certain cities along the eastern seaboard, Texas and California by the end of 1999. While the Company is attempting to expand the domestic distribution of moissanite jewels through the distribution agreements with Stuller and Rio Grande and agreements with jewelry manufacturers and jewelry designers, there can be no assurance that the Company will be successful in expanding distribution through such agreements. Neither can there be any assurance that the Company will be able to enter into additional agreements with other distributors on terms acceptable to the Company or that such other distributors will be successful in their efforts to market the Company's jewels to retailers or consumers. The inability of the Company to achieve its desired distribution of its moissanite jewels or the inability of the Company's distributors to successfully market moissanite jewels to jewelers or consumers would have a material adverse effect on the Company's business, operating results and financial condition. See "--Business--Distribution, Marketing and Sales."

DEPENDENCE ON INTELLECTUAL PROPERTY

The Company has been issued U.S. product and method patents for moissanite jewels under which the Company has broad, exclusive rights to manufacture, use and sell moissanite jewels in the United States. The Company has applications pending in a number of foreign jurisdictions for these same patents. In addition, the Company has been issued a U.S. apparatus and method patent for the Tester Model 590 that covers the physical structure and the testing techniques so employed. This patent gives the Company exclusive rights to manufacture and sell the Tester Model 590 in the United States. The Company believes that these patents create substantial technological barriers to its potential competitors. The Company also has other patents and patent applications pending related to certain methods of producing moissanite jewels and related technologies. There can be no assurance that any other patents will be granted or that any issued patent will have any commercial or competitive value.

At the present time, the Company is also dependent on Cree's technology for the production of SiC crystals. Cree is exclusively licensed to use a patent concerning a process for growing large single crystals of SiC, has certain patents of its own relating to growth of large single crystals of SiC and has a patent for a process for growing colorless SiC crystals.

There can be no assurance that any patents issued to or licensed by or to the Company or Cree will provide any significant commercial protection to the Company or Cree, that the Company or Cree will have sufficient resources to prosecute its respective patents or that any patents will be upheld by a court should the Company, Cree or Cree's licensor seek to enforce their respective rights against an infringer. The existence of valid patents does not prevent other companies from independently developing competing technologies. Existing producers of SiC or others may refine existing processes for growing SiC crystals or develop new technologies for growing large single crystals of SiC or colorless SiC crystals in a manner that does not infringe patents owned or licensed by or to the Company or Cree. In addition, existing producers of SiC, existing producers of other synthetic or natural gemstones or other parties may develop new technologies for producing moissanite jewels in a manner that does not infringe patents owned or licensed by or to the Company or Cree.

As a result of the foregoing factors, existing and potential competitors may be able to develop products that are competitive with or superior to the Company's products, and such competition could have a material adverse effect on the Company's business, operating results and financial condition. See "--Business--Competition."

DEPENDENCE ON THIRD PARTIES

In addition to its current dependence on Cree and on third party distribution channels, the Company's prospects depend upon its ability to identify, reach agreements with and work successfully with other third parties. In particular, the Company relies on third parties to facet its jewels. Faceting moissanite jewels requires different techniques than faceting diamond and other gemstones. There can be no assurance that the Company can enter into additional contracts with faceting vendors on terms satisfactory to the Company or that faceting vendors will be able to provide faceting services in the quality and quantities required by the Company. In addition, the Company relies on third parties to manufacture components for and assemble its moissanite/diamond test instrument. There can be no assurance that the Company will be successful in maintaining its relationships with these component manufacturers and assemblers or that the Company will be able to find suitable replacements if the Company is unable to maintain such relationships. Failure by the Company to achieve any of the above would have a material adverse effect on the Company's business, operating results and financial condition. See "--Business--Manufacturing" and "Business--Marketing and Distribution."

COMPETITION

See "--Business--Competition."

INTERNATIONAL OPERATIONS

The Company has entered into 27 international agreements for distribution of moissanite jewels in 42 countries and territories and in various areas in the Caribbean. The Company intends to expand the number of international markets for its products. In addition, it expects to continue to use certain companies based outside the United States to facet its moissanite jewels. Due to the Company's reliance on development of foreign markets and use of foreign vendors, the Company is subject to the risks of conducting business outside of the United States. These risks include unexpected changes in, or impositions of, legislative or regulatory requirements, delays resulting from difficulty in obtaining export licenses, tariffs and other trade barriers and restrictions and the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. Additionally, while all foreign transactions are denominated in U.S. dollars, foreign currency fluctuations could impact demand for the

Company's products or the ability of the Company's foreign suppliers to continue to perform. The Company is also subject to general geopolitical risks in connection with its international operations, such as political, social, religious and economic instability, potential hostilities and changes in diplomatic and trade or business relationships. There can be no assurance that such factors will not adversely affect the Company's operations in the future or require the Company to modify its anticipated business practices.

GOVERNMENTAL REGULATION

The Company is subject to governmental regulations in the manufacture and sale of moissanite jewels and the moissanite/diamond test instrument. In particular, the FTC has the power to restrict the offer and sale of products that could deceive or have the tendency or effect of misleading or deceiving purchasers or prospective purchasers with regard to the type, kind, quality, character, origin or other characteristics of a diamond. The Company may be under close scrutiny both by governmental agencies and by competitors in the gemstone industry, any of which may challenge the Company's promotion and marketing of its moissanite jewel products. If the Company's production or marketing of moissanite jewels is challenged by governmental agencies or competitors, or if regulations are issued that restrict the ability of the Company to produce and market its products, the Company's business, operating results and financial condition could be materially adversely affected. See "--Business--Government Regulation."

IMITATION MOISSANITE

If market acceptance of the Company's products continues to grow, it is possible that low-quality gemstones or synthetics could be marketed as moissanite. The sale of low-quality products as moissanite could damage the perception of moissanite as a unique jewel that compares favorably to other fine gemstones like diamond, ruby and emerald. This could damage the Company's reputation among retail jewelers and consumers and result in a loss of consumer confidence in the Company's products. The introduction of low-quality imitation moissanite jewels and the inability of the Company to limit the adverse effects thereof could have a material adverse effect on the Company's business, operating results and financial condition.

MANAGEMENT OF RAPID GROWTH

The Company has recently experienced a period of rapid and significant growth and expects such growth to continue in the future with the commercialization of moissanite jewels. Periods of rapid growth place a significant strain on the Company's resources. The Company's ability to manage its growth effectively will require it to implement and improve operational and financial systems and to expand, train and manage its employee base. The Company also will be required to manage multiple relationships with various suppliers, customers and other third parties. The Company's future operating results will also depend on its ability to expand its sales and marketing, research and development and administrative support organizations. The Company's executive officers have no significant experience in managing rapidly growing businesses. If the Company is unable to manage growth effectively, the Company's business, financial condition and results of operations would be materially adversely affected.

DEPENDENCE UPON KEY PERSONNEL; NEED FOR ADDITIONAL PERSONNEL

The Company's success depends in part upon retaining the services of certain executive officers and other key employees. The Company has entered into employment agreements with the Company's Chief Executive Officer, Jeff N. Hunter, President and Chief Operating Officer, Robert S. Thomas, Chief Financial Officer, Mark W. Hahn, Director of Technology, Dr. Mark Kellam, Director of Manufacturing, Earl R. Hines and Vice President of Sales, David Fudge. The Company does not maintain "key man" life insurance policies on any of its executive officers or key employees. The loss of the services of the Company's executive officers or other key employees could have a material adverse effect on the Company's business, operating results and financial condition.

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

OPERATING LOSSES

Since its inception the Company has incurred net losses aggregating approximately $17.3 million. The Company expects to incur substantial additional costs marketing and advertising its products and expanding the distribution of such products. The Company expects to incur losses through at least 2000, and there can be no assurance that the Company will ever achieve profitability or, if achieved, that such profitability will be sustained. See "--Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

GLOBAL STRATEGIC MARKETING PROGRAM: NEED FOR CAPITAL

The Company has embarked on a global strategic marketing program to create a brand image for Charles & Colvard created moissanite jewels. To successfully complete this program the Company must commit significant capital to advertising, public relations and other marketing programs. The Company does not currently have committed capital resources to fund its desired level of expenditures for the global strategic marketing program. Therefore the Company has engaged, a Virginia-based investment banking firm, Scott & Stringfellow Inc., to assist the Company in its capital raising activities. If the Company is not able to secure capital, it will be necessary for the Company to conserve cash by decreasing advertising expenditures, deferring or decreasing other operating expenditures and attempting to renegotiate its agreements with Cree. There can be no assurance that the Company will be able to secure the required financing to execute its new domestic distribution strategy, or, if available, that it will be available on terms acceptable to the Company. Additionally, there can be no assurance that if the Company does secure the desired capital resources that its new domestic distribution strategy will be successful.

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

EXCLUSIVE SUPPLY AGREEMENT

Under the terms of the Exclusive Supply Agreement, the Company is prohibited from entering into an exclusive marketing or distribution agreement with DeBeers or its affiliates or the Central Selling Organization (the international cartel of diamond producers) or any party whose primary business is the development, manufacture, marketing or sale of diamond gemstones or any non-gemstone and non-jewelry industry competitor of Cree (collectively, the "Prohibited Parties"). The agreement also prohibits the Company from entering into certain merger, acquisition, sale of assets, or similar transactions with a Prohibited Party. These provisions of the Exclusive Supply Agreement could limit the price that third parties might be willing to pay in the future for some or all of the shares of the Company's common stock. In addition, this agreement could prevent the Company from entering into certain potentially profitable transactions with Prohibited Parties.

SHAREHOLDER RIGHTS PLAN

On February 21, 1999 the Company adopted a Shareholder Rights Plan under which all shareholders of record as of March 8, 1999, received rights to purchase shares of a new series of Preferred Stock.

The Rights Plan is designed to enable all of the Company's shareholders to realize the full value of their investment and to provide for fair and equal treatment for all shareholders in the event that an unsolicited attempt is made to acquire the Company. The adoption of the Rights Plan is intended as a means to guard against abusive takeover tactics and is not in response to any particular proposal.

The rights, which expire in 2009, will be exercisable only if a person or group acquires 20% or more of the Company's common stock or announces a tender offer for 20% or more of the common stock. If a person or group acquires 20% or more of the Company's common stock, all shareholders except the purchaser will be entitled to acquire the Company's common stock at a 50% discount. The effect will be to discourage acquisitions of more than 20% of the Company's common stock without negotiations with the Board.

The rights will trade with the Company's common stock, unless and until they are separated upon the occurrence of certain future events. The Company's Board of Directors may redeem the rights prior to the expiration of a specified period following the acquisition of more than 20% of the Company's common stock.

ITEM 2.           PROPERTIES

The Company leases approximately 26,500 square feet of mixed-use space (general office, light manufacturing and laboratory) in the Research Triangle Park area of North Carolina from an unaffiliated third party. This space houses the Company's executive offices, sales offices and research and development facilities. The Company believes that comparable mixed-use space could be obtained from other parties on terms substantially the same as the Company's current lease. This space is considered by management to be sufficient for the Company's foreseeable needs over the next 12 months. From February 1997 through January 1998, the Company leased approximately 3,000 square feet of mixed-use space from a subsidiary of Cree. This space previously housed the Company's offices and research and development facilities.

ITEM 3.           LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
NAME                  AGE    POSITION WITH THE COMPANY
----                  ---    -------------------------
Jeff N. Hunter         43    Chief Executive Officer and Chairman of the Board
Robert S. Thomas       52    President and Chief Operating Officer
Mark W. Hahn           37    Chief Financial Officer, Treasurer and Secretary
Mark D. Kellam         43    Director of Technology
Earl R. Hines          63    Director of Manufacturing
David Fudge            40    Vice President of Sales

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

EARL R. HINES has served as Director of Manufacturing for the Company since March 1997. From April 1996 to March 1997, Mr. Hines was a lapidary consultant to the Company. From March 1990 to March 1997, Mr. Hines owned and operated GemCrafters of Raleigh, a business that focused on cutting colored gemstones and repairing and appraising jewelry.

DAVID FUDGE has served as the Vice President of Sales of the Company since November 1999. From September 1996 to October 1999, Mr. Fudge was the President of Business Systems International, Inc., a sales and management consulting firm. From May 1987 to August 1996, Mr. Fudge was employed with Healthcare Suppliers, Inc., most recently as Eastern Regional Sales Manager. Mr. Fudge earned his Bachelor of Engineering Degree in Chemical Engineering from Vanderbilt University.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's common stock is traded on the NASDAQ National Market under the symbol "CTHR." The following table presents, for the periods indicated, the high and low sales prices of the Company's common stock, as reported by the NASDAQ National Market. As of March 1, 2000, there were 242 shareholders of record of the common stock.

                             1999                             1998
                 -----------------------------    -----------------------------
                     High            Low              High            Low
                     ----            ---              ----            ---
First Quarter     $  17.88        $  8.13          $ 12.38        $    8.50
Second Quarter       18.00          10.00            10.00             7.25
Third Quarter        17.25          10.00             9.75             4.75
Fourth Quarter       11.00           5.88            14.50             9.88

The Company has never paid dividends on its capital stock. The Company intends to retain earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

USE OF PROCEEDS

On November 14, 1998, the Securities and Exchange Commission declared the Company's Registration Statement on Form S-1 (File No. 333-36809) to be effective. Paulson Investment Company was the principal underwriter for this offering. The net proceeds of this offering were $41,072,982. As of December 31, 1999, the Company had used all of these proceeds. Approximately $7,500,000 of the proceeds have been used in research and development, of which $290,000 was paid to officers, directors or shareholders owning more than 10% of the common stock outstanding. The Company has also used approximately $12,300,000 to fund sales, marketing and administrative expenses, of which $780,000 was paid to officers, directors or shareholders owning more than 10% of the common stock outstanding. The Company also expended approximately $13,850,000 to fund working capital. In addition, the Company acquired $7,000,000 of production equipment, including $6,000,000 of crystal growth systems from Cree, certain computerized wafering and preform development equipment, and other equipment. Other expenditures include $450,000 for intangible assets.

RECENT SALES OF UNREGISTERED SECURITIES
Not Applicable

ITEM 6.           SELECTED FINANCIAL DATA

The following selected statement of operations data for the years ended December 31, 1999, 1998 and 1997, and the selected balance sheet data at December 31, 1999 and 1998 have been derived from, and are qualified by reference to, the Company's financial statements included elsewhere in this report which have been audited by Deloitte & Touche LLP, independent auditors. The selected statement of operations data for the years ended December 31, 1997 and 1996 and for the period from inception through December 31, 1995 and the selected balance sheet data at December 31, 1997, 1996 and 1995 have been derived from audited financial statements not included herein. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Notes thereto included elsewhere in this report.


                                    C3, INC.

                                                                                                               Period
                                                                                                                from
                                                                                                              Inception
                                                                                                              (June 28,
                                                                                                               1995 to
                                                            Year Ended December 31                            December
                                      -------------------------------------------------------------------        31,
                                          1999              1998                1997            1996            1995
                                      --------------    --------------    ---------------    ------------    ------------
STATEMENTS OF OPERATIONS DATA
Net sales                             $ 12,272,907      $   4,026,309     $       ---         $     ---        $    ---
Cost of goods sold                       6,405,887          2,913,208             ---               ---             ---
                                      --------------    --------------    ---------------    ------------    ------------
Gross profit                             5,867,020          1,113,101             ---               ---             ---

Operating expenses:
   Marketing and sales                   6,410,042          2,989,737          535,329           47,019          10,313
   General and administrative (1)        3,039,595          2,671,445        2,744,898          134,715          10,822
   Research and development              2,710,692          4,001,740        2,111,062          236,047           6,052
                                      --------------    --------------    ---------------    ------------    ------------
Total operating expenses                12,160,329          9,662,922        5,391,289          417,781          27,187
                                      --------------    --------------    ---------------    ------------    ------------

Operating loss                           6,293,309          8,549,821        5,391,289          417,781          27,187

Interest income, net                    (1,141,626)        (1,816,333)        (471,130)         (35,173)            ---
                                      --------------    --------------    ---------------    ------------    ------------

Net loss                              $  5,151,683      $   6,733,488     $  4,920,159       $  382,608        $ 27,187
                                      ==============    ==============    ===============    ============    ============

Basic and diluted net loss per share  $       0.73      $         0.97    $        1.73       $    0.19       $     0.02
                                      ==============    ==============    ===============    ============    ============
Shares used in  computing  basic and
   diluted net loss per share (2)        7,040,891          6,954,600        2,845,773        2,036,813       1,704,000
                                      ==============    ==============    ===============    ============    ============


                                                                         December 31
-------------------------------------- ----------------------------------------------------------------------------------
                                         1999               1998              1997              1996            1995
-------------------------------------- -----------    -----------------    -------------     ------------    ------------
BALANCE SHEET DATA
Cash and equivalents                  $ 13,161,665    $    32,004,045      $ 43,980,385      $   1,167,458    $   9,109
Working capital                         26,709,142         33,887,496        43,687,405          1,161,603        8,355
Total assets                            36,780,902         40,168,323        44,873,089          1,226,134       32,913
Shareholders' equity                    33,494,143         37,996,332        44,046,281          1,213,279       22,813

1. Compensation expense related to the issuance of stock options for 1999, 1998 and 1997 was $282,572, $527,811 and $1,632,804, respectively. In addition, for the year ended December 31, 1997, general and administrative expense includes $66,000 of compensation expense related to the January 2, 1997 issuance of common stock to Cree pursuant to a stock option. See Note 6 of Notes to Financial Statements.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

The Company manufactures, markets and distributes Charles & Colvard created moissanite jewels (hereinafter referred to as moissanite or moissanite jewels) for sale in the worldwide jewelry market. Moissanite, also known by its chemical name, silicon carbide (SiC), is a rare, naturally occurring mineral found primarily in meteorites. As the sole manufacturer of scientifically-made moissanite jewels, the Company is creating a unique brand image which positions moissanite as a jewel in its own right, distinct from all other jewels based on its fire, brilliance, luster, durability and rarity.

From its inception in June 1995 through June 30, 1998, the Company was a development stage enterprise that devoted its resources to fund research and development of colorless, scientifically made moissanite jewels. At the same time, the Company assembled a management team, conducted market research and developed its strategic business plans. The Company began shipping moissanite to authorized retail jewelers in Atlanta and Miami/Ft. Lauderdale during the second quarter of 1998. At that time it launched limited consumer-focused advertising and promotion activities in those areas. In addition, the Company entered into exclusive distribution agreements with a number of international distributors.

Through the first half of 1999, the Company limited its efforts to expand the distribution of moissanite jewels as a result of limited product availability and the lack of confidence the Company had regarding the quality of the SiC crystals it was receiving. Late in the second quarter, the Company began to receive indications that the quality of the SiC crystals it was receiving was improving rapidly. The rate of improvement in the quality of the SiC crystals continued to accelerate through the end of 1999, far exceeding the Company's expectations. At the same time, the Company experienced a decline in shipments of moissanite jewels during the third quarter as a result of a slower than expected rate of adding retailers domestically, lack of targeted retailer-driven marketing programs abroad, and poor overall jewelry market performance in certain international markets. The improved supply of SiC crystals along with the decrease in sales led to a significant increase in inventories of moissanite jewels. In December 1999, the Company and Cree agreed to reschedule approximately 50% of the expected shipments of SiC crystals from Cree to the second half of 2000 from the first half of 2000.

With the improvements in the supply of salable moissanite jewels, the Company launched its strategic global marketing program in the fourth quarter of 1999 to spur consumer awareness of this new category of jewel. In addition, in March 2000, the Company entered into distribution agreements with Stuller Settings, Inc. ("Stuller") and Rio Grande, two of the largest suppliers of jewelry-related products to the jewelry industry, for the North American distribution of moissanite. The Company has also sought and has entered into several agreements with domestic jewelry manufacturers. The Company's decision to enter into agreements with Stuller, Rio Grande and jewelry manufacturers is intended to rapidly increase the introduction of moissanite into the domestic jewelry market.

As discussed below, the shift in the Company's domestic distribution strategy may affect the Company's historical relationships between revenues and expenses as well as the Company's liquidity and capital requirements.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998.

Net sales were $12,272,907 for the year ended December 31, 1999 compared to $4,026,309 for the year ended December 31, 1998, an increase of $8,246,598 or 204.8%. The Company's net sales of moissanite jewels and jewelry increased to approximately $11,680,000 in 1999 from approximately $3,285,000 in 1998. Additionally, during the first half of 1998, the company operated as a development stage enterprise and sales of moissanite jewels during that period of $324,000 were netted against research and development expenses on the operating statement because many of the jewels were associated with the Company's research and development program. The increase resulted primarily from expanded distribution of moissanite jewels. The Company will seek to add more distribution outlets both domestically and internationally in 2000 and beyond.

The Company's gross profit margin was 47.8% for the year ended December 31, 1999 compared to 27.6% for the year ended December 31, 1998. The increase resulted from higher yields of moissanite jewels from SiC crystals purchased from Cree, thereby lowering the cost per carat. During 2000, particularly as the Company works with Cree to develop the manufacturing process for the new 3-inch diameter crystal growth systems, yields may vary. Any significant yield changes would have a material impact on gross profit. In addition, although the Company's new domestic distribution strategy is designed to increase sales, it also is expected to decrease gross profit margin as a result of the discounts that will be made available for volume purchases.

Marketing and sales expenses were $6,410,042 for the year ended December 31, 1999 compared to $2,989,737 for the year ended December 31, 1998, an increase of $3,420,305 or 114.4%. The increase was due primarily to the development and introduction of the strategic global marketing program, including the creative and production efforts supporting the specific advertising messages that were launched in the fourth quarter of 1999, as well as compensation and other expenses related to additional staff. The Company has currently budgeted approximately $6 million for increased advertising and other marketing in 2000 as compared to approximately $3 million spent in 1999.

General and administrative expenses were $3,039,595 for the year ended December 31, 1999 compared to $2,671,445 for the year ended December 31, 1998, an increase of $368,150 or 13.8%. The increase resulted primarily from increased use of professional services and increased insurance and taxes on the Company's increasing fixed assets.

Research and development expenses were $2,710,692 for the year ended December 31, 1999 compared to $4,001,740 for the year ended December 31, 1998, a decrease of $1,291,048 or 32.3%. The decrease resulted primarily from cost savings related to a more focused development effort late in 1998 and from the reduction of development efforts effective September 1, 1999, from a funding level of $240,000 per month to $120,000 per month.

Net interest income was $1,141,626 for the year ended December 31, 1999 compared to $1,816,333 for the year ended December 31, 1998, a decrease of $674,707 or 37.1%. This decrease resulted from lower interest income earned on lower cash balances due primarily to the use of the invested proceeds from the Company's initial public offering in November 1997. See Part II, Item 2.

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997.

Net sales for the year ended December 31, 1998, were $4,026,309. The Company generated net sales of approximately $3,285,000 from moissanite jewels and jewelry, and approximately $741,000 from the Company's proprietary test instrument. In addition, during the first six months of 1998 prior to emerging from the development stage, the Company generated net sales of approximately $324,000 from moissanite jewels, which were netted against research and development expenses on the operating statement because many of the jewels were associated with the Company's research and development program. There were no sales for the year ended December 31, 1997.

Gross profit was $1,113,101 or 27.6% of net sales for the year ended December 31, 1998. There were no sales for the year ended December 31, 1997.

Marketing and sales expenses were $2,989,737 for the year ended December 31, 1998 compared to $535,329 for the year ended December 31, 1997, an increase of $2,454,408 or 458.5%. The increase was primarily due to development and execution of consumer-focused advertising and marketing expenses associated with the initial launch of moissanite, increased market research and compensation and travel expenses associated with the expansion of the Company's sales staff.

General and administrative expenses were $2,671,445 for the year ended December 31, 1998 compared to $2,744,898 for the year ended December 31, 1997, a decrease of $73,453 or 2.7%. The decrease resulted primarily from an approximate $1,200,000 decrease in compensation expense related to the issuance of stock options. Stock option compensation expense aggregated approximately $530,000 in 1998 compared to approximately $1,700,000 in 1997. This decrease was partially offset by an increase of approximately $1,100,000 resulting from compensation and other expenses related to additional staff, occupancy expenses, investor relations and legal expenses associated with business expansion and additional SEC compliance obligations incurred as a public company.

Research and development expenses were $4,001,740 for the year ended December 31, 1998 compared to $2,111,062 for the year ended December 31, 1997, an increase of $1,890,678 or 89.6%. The majority of the increase was attributable to development expenses incurred under the Company's June 1997 Development Agreement, January 1998 Supplemental Development Agreement and July 1998 Amended and Restated Development Agreement with Cree, Inc. In addition, production costs of moissanite jewels during the first half of 1998 while the Company was in the development stage, increased expenditures for the Company's internal development of prototype jewel pre-forming and faceting operations and compensation expense for Company research and development staff contributed to the increased expense.

Net interest income was $1,816,333 for the year ended December 31, 1998 compared to $471,130 for the year ended December 31, 1997, an increase of $1,345,203 or 285.5%. This increase resulted from higher interest income earned on higher cash balances due primarily to the investment of proceeds from the Company's initial public offering in November 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception primarily through the net proceeds of its initial public offering of common stock in November 1997 and, prior to such offering, through private equity sales. Net proceeds from the Company's initial public offering were $41,072,982. In 1999, the Company used $15,721,801 to fund operations and $3,487,501 to fund capital expenditures and patent expenses. At December 31, 1999, the Company had $13,161,665 of cash and cash equivalents and $26,709,142 of working capital.

In addition to the use of all of the crystal growth systems that Cree is required to provide at its expense under the Exclusive Supply Agreement, during 1999 the Company ordered a quantity of crystals that required additional crystal growth systems to be added. As permitted under the Exclusive Supply Agreement, Cree elected to have C3 purchase those systems. During 1999 the Company paid approximately $2.6 million to Cree for these systems which were placed in operation at various dates from August through December. The Company routinely evaluates Cree's progress under the Development Agreement and the size and quality of SiC crystals being produced by Cree in assessing its plans for larger orders which will require the acquisition of additional crystal growth systems. Under the terms of the Exclusive Supply Agreement, Cree has the option, in its sole discretion, of building the growth systems at its own cost or requiring the Company to purchase the growth systems from Cree. Under a letter agreement dated December 22, 1999, the Company and Cree agreed to shift approximately 50% of the SiC crystal purchases scheduled for the first half of 2000 to the second half of 2000. The Company has committed to purchase $10.6 million of SiC crystals during 2000. The Company's agreement with Cree concerning the pricing of moissanite under the Exclusive Supply Agreement will expire as of December 31, 2000 and will need to be renegotiated prior to that time. See "--Business--Manufacturing--Growth of SiC Crystals." The Company plans to engage in increasingly substantial marketing activities to support the expanding distribution of moissanite jewels. Such activities may include advertising campaigns, cooperative advertising with retail jewelers and distributors, point-of-purchase displays, educational materials and individualized jeweler training. The Company has currently budgeted approximately $6 million for increased advertising and other marketing in 2000 as compared to approximately $3 million spent in 1999.

The 4-year Development Agreement, as amended, between the Company and Cree requires the Company to fund a development program at Cree for $1.44 million annually through June 30, 2002. Either party may terminate the agreement if Cree does not meet the annual performance milestone or if the Company and Cree do not mutually agree on the performance milestones for the ensuing year. See "--Business--Products and Product Development-Amended and Restated Development Agreement with Cree."

The Company has no committed external sources of additional capital and has experienced negative cash flow from operating activities since inception. As indicated above, the Company used approximately $15.7 million in cash to fund operating activities in 1999, which primarily resulted from an increase in inventories of approximately $11.6 million and a net loss of approximately $5.2 million. Inventories increased due to dramatic improvements in the production of useable SiC crystals from the Company's sole supplier, Cree, as well as the slower than expected rate of growth in sales explained above.

The Company's new domestic distribution strategy, together with a continuation of its advertising strategy which commenced in the fourth quarter of 1999, is designed to substantially increase the sales volume of Charles & Colvard created moissanite and to allow the Company to slow the growth of inventories. The Company does not currently have committed capital resources to fund its desired level of expenditures. To continue pursuing this strategy, the Company believes that it will be required to seek additional capital resources during 2000. Therefore, the Company has engaged Scott & Stringfellow, Inc., a Virginia-based investment banking firm, to assist the Company in its capital raising activities. If the Company is not able to secure capital, it will be necessary for the Company to conserve cash by decreasing advertising expenditures, deferring or decreasing other operating expenditures and attempting to renegotiate its agreements with Cree. There can be no assurance that the Company will be able to secure the required financing to execute its new domestic distribution strategy, or, if available, that it will be available on terms acceptable to the Company. Additionally, there can be no assurance that if the Company does secure the desired capital resources that its new domestic distribution strategy will be successful.

NET OPERATING LOSS CARRYFORWARD

As of December 31, 1999 the Company had a net operating loss ("NOL") carryforward of approximately $15.3 million, which expires between 2010 and 2014. In accordance with Section 382 of the Internal Revenue Code of 1986, as amended, a change in equity ownership of greater than 50% of the Company within a three-year period results in an annual limitation on the Company's ability to utilize its NOL carryforwards that were created during tax periods prior to the change in ownership. As a result of various equity offerings and certain shareholder transactions, the utilization of the Company's NOL carryforwards has become limited, however, the Company does not believe this limitation will have a material effect on the Company's ability to utilize the NOL carryforward.

YEAR 2000 COMPLIANCE

The year 2000 issue was a result of computer systems and software products not being coded to accept four digit entries in the date code field. As a result, these date code fields would not distinguish between dates in the 20th or 21st century. As part of its evolution to an operating company, the Company selected and implemented an enterprise-wide information technology system to support the long-term information needs of the Company. The Company selected a system that was year 2000 compliant. The procedures the Company undertook to prepare for the year 2000 for its other systems appear to be successful. The Company has experienced no significant disruptions due to this issue. The total costs associated with the Company's preparation for this issue were not significant.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that its exposure to market risk for changes in interest rates is not significant because the Company's investments are limited to highly liquid instruments with maturities of three months or less. At December 31, 1999 the Company has approximately $11.5 million of short-term investments classified as cash and equivalents. All of the Company's transactions with international customers and suppliers are denominated in US dollars.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Index to Financial Statements

                                                                                                                Page
                                                                                                                ----

Independent Auditors' Report                                                                                     34

Statements of Operations for the years ended December 31, 1999, 1998 and 1997                                    35

Balance Sheets as of December 31, 1999 and 1998                                                                  36

Statements of Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997                          37

Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997                                    38

Notes to Financial Statements                                                                                    39

Financial Statement Schedule
----------------------------

Schedule II - Valuation and Qualifying Accounts                                                                  48

All other schedules are omitted due to the absence of the conditions under which they are required or because the required information is included within the financial statements or the notes thereto included in Item 8.

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of C3, Inc. d/b/a Charles & Colvard
Research Triangle Park, North Carolina

We have audited the accompanying balance sheets of C3, Inc., d/b/a Charles & Colvard (the "Company") as of December 31, 1999 and 1998, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP

Raleigh, North Carolina
February 21, 2000

                                    C3, INC.
                            STATEMENTS OF OPERATIONS


                                                                Year Ended December 31
                                                    ---------------------------------------------
                                                        1999             1998            1997
                                                    -------------    ------------    ------------
Net sales                                            $ 12,272,907    $  4,026,309    $       --
Cost of goods sold                                      6,405,887       2,913,208            --
                                                     ------------    ------------    ------------
Gross profit                                            5,867,020       1,113,101            --

Operating expenses:
     Marketing and sales                                6,410,042       2,989,737         535,329
     General and administrative (Note 6)                3,039,595       2,671,445       2,744,898
     Research and development                           2,710,692       4,001,740       2,111,062
                                                     ------------    ------------    ------------
Total operating expenses                               12,160,329       9,662,922       5,391,289
                                                     ------------    ------------    ------------

Operating loss                                          6,293,309       8,549,821       5,391,289

Interest income, net                                   (1,141,626)     (1,816,333)       (471,130)
                                                     ------------    ------------    ------------

Net loss                                             $  5,151,683    $  6,733,488    $  4,920,159
                                                     ============    ============    ============

Basic and diluted net loss per share
     (Note 2)                                        $       0.73    $       0.97    $       1.73
                                                     ============    ============    ============

Weighted-average common shares,
     basic and diluted (Note 2)                         7,040,891       6,954,600       2,845,773
                                                     ============    ============    ============


SEE NOTES TO FINANCIAL STATEMENTS.

                                    C3, INC.
                                 BALANCE SHEETS


                                                                                 December 31
                                                                         ----------------------------
                                                                             1999            1998
                                                                         ------------    ------------
ASSETS
Current Assets:
    Cash and equivalents                                                 $ 13,161,665    $ 32,004,045
    Accounts receivable, net of allowance for doubtful accounts
       of $70,000 and $77,000 respectively                                  1,331,528         546,921
    Interest receivable                                                        74,999         121,276
    Inventory, net (Note 2)                                                14,767,888       3,092,448
    Prepaid expenses and other assets                                         659,821         294,797
                                                                         ------------    ------------

   Total current assets                                                    29,995,901      36,059,487

Equipment, net (Note 3)                                                     6,292,221       3,832,019

Patent and license rights, net (Note 3)                                       492,780         276,817
                                                                         ------------    ------------

                                                                         $ 36,780,902    $ 40,168,323
                                                                         ============    ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable:
     Cree, Inc. (Note 8)                                                 $  2,305,218    $  1,679,600
     Other                                                                    627,704         250,157
    Accrued expenses and other liabilities                                    235,107         223,248
    Deferred revenue                                                          118,730          18,986
                                                                         ------------    ------------

   Total current liabilities                                                3,286,759       2,171,991

Commitments (Note 8)

Shareholders' Equity (Notes 4, 5, and 6):
    Common stock, no par value; 50 million shares authorized;
       7,098,911 and 6,993,309 shares issued and outstanding at
       December 31, 1999 and 1998, respectively                            48,757,702      48,149,406
    Additional paid-in capital--stock options                               1,951,566       1,910,368
    Accumulated deficit                                                   (17,215,125)    (12,063,442)
                                                                         ------------    ------------

   Total shareholders' equity                                              33,494,143      37,996,332
                                                                         ------------    ------------

                                                                         $ 36,780,902    $ 40,168,323
                                                                         ============    ============

SEE NOTES TO FINANCIAL STATEMENTS.

                                                                             C3, INC.
                                                              STATEMENTS OF SHAREHOLDERS' EQUITY


                           1996 Series A        1997 Series B
                          Preferred Stock      Preferred Stock           Common Stock        Additional
                         ------------------    ----------------      --------------------     Paid-in
                         Number                Number                Number                   Capital                     Total
                           Of                    Of                    Of                      Stock      Accumulated  Shareholders'
                         Shares    Amount      Shares    Amount      Shares       Amount      Options       Deficit       Equity
                        -------   ---------    -------  --------    ---------   -----------  ----------  ------------  -------------
Balance at
December 31, 1996       105,000   $ 593,271       --    $     --    2,236,500   $ 1,029,803  $     --    $   (409,795)  $ 1,213,279
Exercise of stock
  option                   --          --         --          --       24,601        66,000        --            --          66,000
Issuance of 1997
  Series B preferred
  stock, net of
  offering costs of
  $34,999                  --          --      682,500   4,981,375       --            --          --            --       4,981,375
Compensation expense
  related to stock
  options                  --          --         --          --         --            --     1,632,804          --       1,632,804
Proceeds from IPO,
  net of offering
  costs of $3,927,018      --          --         --          --    3,000,000    41,072,982        --            --      41,072,982
Conversion of
  preferred stock to
  common stock         (105,000)   (593,271)  (682,500) (4,981,375) 1,677,375     5,574,646        --            --            --
Net loss                   --          --         --          --         --            --          --      (4,920,159)   (4,920,159)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at
December  31, 1997         --          --         --          --    6,938,476    47,743,431   1,632,804    (5,329,954)   44,046,281
Exercise of stock
  options                  --          --         --          --       54,833       405,975    (250,247)         --         155,728
Compensation expense
  related to stock
  options                  --          --         --          --         --            --       527,811          --         527,811
Net loss                   --          --         --          --         --            --          --      (6,733,488)   (6,733,488)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at
December 31, 1998          --          --         --          --    6,993,309    48,149,406   1,910,368   (12,063,442)   37,996,332
Exercise of stock
  options                  --          --         --          --      105,602       608,296    (241,374)         --         366,922
Compensation expense
  related to stock
  options                  --          --         --          --         --            --       282,572          --         282,572
Net loss                   --          --         --          --         --            --          --      (5,151,683)   (5,151,683)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at
December 31, 1999          --       $  --         --    $     --    7,098,911   $48,757,702  $1,951,566  $(17,215,125)  $33,494,143
===================================================================================================================================

SEE NOTES TO FINANCIAL STATEMENTS.

                                    C3, INC.
                            STATEMENTS OF CASH FLOWS


                                                                      Year Ended December 31
                                                          --------------------------------------------
                                                              1999            1998            1997
                                                          ------------    ------------    ------------
OPERATING ACTIVITIES
     Net loss                                             $ (5,151,683)   $ (6,733,488)   $ (4,920,159)
     Adjustments:
          Depreciation and amortization                        741,402         223,708          26,154
          Stock option compensation                            282,572         527,811       1,698,804
          Loss on disposal of long term assets                  69,934            --              --
          Changes in assets and liabilities:
             Accounts receivable                              (784,607)       (542,623)         (4,298)
             Interest receivable                                46,277          56,378        (177,654)
             Inventory                                     (11,675,440)     (2,813,846)       (278,602)
             Prepaid expenses and other assets                (365,024)       (221,523)        (66,274)
             Accounts payable                                1,003,165       1,125,461         791,441
             Accrued expenses and other liabilities             11,859         223,248            --
             Deferred revenue                                   99,744          (3,526)         22,512
                                                          ------------    ------------    ------------
     Net cash used in operating activities                 (15,721,801)     (8,158,400)     (2,908,076)


INVESTING ACTIVITIES
     Purchases of equipment                                 (3,159,625)     (3,827,322)       (221,177)
     Patent and license rights costs                          (327,876)       (146,346)       (112,177)
                                                          ------------    ------------    ------------
     Net cash used in investing activities                  (3,487,501)     (3,973,668)       (333,354)

FINANCING ACTIVITIES
     Stock options exercised                                   366,922         155,728            --
     Proceeds from common stock
        offerings, net of costs                                   --              --        41,072,982
     Proceeds from preferred stock
       offerings, net of costs                                    --              --         4,981,375
                                                          ------------    ------------    ------------
     Net cash provided by financing activities                 366,922         155,728      46,054,357
                                                          ------------    ------------    ------------

     Net change in cash and equivalents                    (18,842,380)    (11,976,340)     42,812,927

     Cash and equivalents at beginning of year              32,004,045      43,980,385       1,167,458
                                                          ------------    ------------    ------------

     Cash and equivalents at end of year                  $ 13,161,665    $ 32,004,045    $ 43,980,385
                                                          ============    ============    ============

SEE NOTES TO FINANCIAL STATEMENTS.

                                    C3, INC.
   NOTES TO FINANCIAL STATEMENTS--YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

1.  ORGANIZATION AND BASIS OF PRESENTATION

C3, Inc. ("C3" or the "Company"), was incorporated in North Carolina on June 28, 1995, and manufactures, markets and distributes scientifically-created moissanite jewels (hereinafter referred to as moissanite or moissanite jewels) for sale in the jewelry market. Moissanite, also known by its chemical name, silicon carbide (SiC), is a rare, naturally occurring mineral found primarily in meteorites. Moissanite is being positioned as a jewel in its own right, distinct from all other jewels based on its fire, brilliance, luster, durability and rarity and it is being marketed to working women ages 25-54 with an annual household income in excess of $50,000. As part of its transition from a technology-focused manufacturing company to a consumer-focused marketing company, C3 began doing business as Charles & Colvard in the fall of 1999. In addition to moissanite jewels, the Company has developed and began selling, in 1998, a test instrument, which distinguishes colorless moissanite jewels from diamond.

From its inception in June 1995 through June 30, 1998, the Company was a development stage enterprise that devoted its resources to fund research and development of colorless, scientifically made moissanite jewels. At the same time, the Company assembled a management team, conducted market research and developed its strategic business plans. The Company began shipping moissanite to authorized retail jewelers in Atlanta and Miami/Ft. Lauderdale during the second quarter of 1998. At that time it launched limited consumer-focused advertising and promotion activities in those areas. In addition, the Company entered into exclusive distribution agreements with a number of international distributors.

Through the first half of 1999, the Company limited its efforts to expand the distribution of moissanite jewels as a result of limited product availability and the lack of confidence the Company had regarding the quality of the SiC crystals it was receiving. Late in the second quarter, the Company began to receive indications that the quality of the SiC crystals it was receiving was improving rapidly. The rate of improvement in the quality of the SiC crystals continued to accelerate through the end of 1999, far exceeding the Company's expectations. At the same time, the Company experienced a decline in shipments of moissanite jewels during the third quarter as a result of a slower than expected rate of adding retailers, lack of targeted retailer-driven marketing programs abroad, and poor overall jewelry market performance in certain international markets. The improved supply of SiC crystals along with the decrease in sales led to a significant increase in inventories of moissanite jewels. With the improvements in the supply of salable moissanite jewels, the Company launched its strategic global marketing program in the fourth quarter of 1999 to spur consumer awareness of this new category of jewel. In addition, in 2000, the Company has entered into business relationships with certain domestic jewelry manufacturers and gemstone distributors to accelerate the distribution of moissanite jewels.

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

INVENTORY
Inventories are stated at the lower of cost or market determined on a first in, first out basis. Test instruments are shown net of a reserve for excess inventory of $242,000 and $132,000, respectively.

                                         December 31
                                 -------------------------
                                     1999         1998
                                 -----------   -----------
Moissanite
       Raw materials             $   371,843   $   140,411
       Work-in-process             5,779,326       819,953
       Finished goods              8,127,119     1,113,619
                                 -----------   -----------
                                  14,278,288     2,073,983
       Test instruments              489,600     1,018,465
                                 -----------   -----------
Total Inventory                  $14,767,888   $ 3,092,448
                                 ===========   ===========

EQUIPMENT
Equipment is recorded at cost and depreciated on the straight-line method based on estimated useful lives of three to 12 years. Leasehold improvements are amortized on the straight-line method over the life of the related lease.

PATENTS AND LICENSE RIGHTS
The Company capitalizes costs associated with obtaining patents issued or pending for inventions and license rights related to the manufacture of moissanite jewels and moissanite jewel test instruments. Such costs are amortized over 17 years.

ACCOUNTING FOR LONG-LIVED ASSETS
The Company accounts for long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 ("FAS 121"), ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. The Company evaluates the recoverability of its long-lived assets for financial impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be fully recoverable. Based on these evaluations, there were no significant adjustments to the carrying value of long-lived assets in 1999 or 1998.

CONCENTRATIONS OF CREDIT RISK
Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash equivalents and trade receivables. The Company places its cash equivalents with high quality financial institutions and invests in low risk securities including U.S. Treasury bills and money market funds, government agency notes and commercial paper.

Trade receivables are generated from a broad and diverse group of customers, primarily independent retail jewelry stores. The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral. During 1999 one customer accounted for approximately 11.7% of the revenue. During 1998, no customer accounted for 10% or more of the Company's revenue. At December 1999 and 1998, no customer accounted for more than 10% of total accounts receivable.

REVENUE RECOGNITION
Revenue is generally recognized when products are shipped. From time to time, the Company ships certain items on "memo" terms. For goods shipped on memo terms, the customer receives title to the goods and assumes the risk of loss, however they have absolute right of return during the specified memo period. The Company recognizes revenue on these transactions upon the earlier of 1) the customer informing the Company that it will keep the product or 2) the expiration of the memo period.

ADVERTISING COSTS
Advertising production costs are expensed as incurred. Media placement costs are expensed over the period the advertising appears. Advertising expenses for the years ended December 31, 1999, 1998 and 1997 amounted to approximately $2,920,000, $750,000 and $69,000, respectively. At December 31, 1999, prepaid expenses and other assets included approximately $215,000 of prepaid advertising costs.

RESEARCH AND DEVELOPMENT
All research and development costs are expensed as incurred.

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

INCOME TAXES
The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 ("FAS 109"), ACCOUNTING FOR INCOME TAXES. Under FAS 109, deferred income taxes are recognized for the tax consequences of "temporary" differences by applying enacted statutory tax rates applicable to future years to difference between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is more likely than not expected to be realized. As of December 31, 1999 and 1998, the net deferred tax assets have been fully reserved.

NET LOSS PER SHARE
In 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("FAS 128"), EARNINGS PER Share. FAS 128 requires the presentation of both basic and diluted earnings per share, regardless of materiality, unless per share amounts are equal. Basic loss per share computations are based on the weighted-average common shares outstanding. Diluted loss per share computations include the dilutive effect, if any, of stock options and warrants using the treasury stock method.

Warrants to purchase 300,000 shares of common stock at $18 per share, options outstanding at December 31, 1999 to purchase 1,229,118 shares of common stock (exercise prices ranging from $1.88 - $16.44), and retroactive conversion of the Series A and Series B preferred stock into common shares as of the date of issuance were excluded from the computation of diluted loss per share because either the options' exercise price was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to loss per share.

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

RECLASSIFICATION

Certain 1998 and 1997 amounts have been reclassified to conform with the 1999 presentation.

3.  EQUIPMENT AND PATENT AND LICENSE RIGHTS

Equipment balances are summarized as follows:

                                                                          December 31
                                                                   -------------------------
                                                                     1999             1998
                                                                   -----------    -----------
Machinery and equipment                                            $6,391,946     $3,614,984
Computer equipment                                                    435,847        310,054
Furniture and fixtures                                                212,412         55,209
Leasehold improvements                                                101,890         44,345
Construction in progress                                               28,227         39,440
                                                                   -----------    -----------
Total                                                               7,170,322      4,064,032
Accumulated depreciation                                             (878,101)      (232,013)
                                                                   -----------    -----------
Total equipment, net                                               $6,292,221     $3,832,019
                                                                   ===========    ===========

Depreciation expense for 1999, 1998 and 1997 was $648,565, $210,293 and $20,268,
respectively.

Patent and license rights balances are summarized as follows:

                                                                      December 31
                                                                 ------------------------
                                                                   1999           1998
                                                                 ----------     ---------
Patent and license rights                                        $ 605,049      $298,182
Accumulated amortization                                          (112,269)      (21,365)
                                                                 ----------     ---------
Patent and license rights, net                                   $ 492,780      $276,817
                                                                 ==========     =========

4.  COMMON STOCK

On September 25, 1997, the Company effected a 2.13-for-1 stock split of its common stock. The effect of this stock split is reflected as if it had occurred at the beginning of the earliest period presented.

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

1997 Series B Preferred Stock--The Company designated 682,500 shares of its preferred stock as 1997 Series B preferred stock. Effective March 7, 1997, the Company completed the offering of 682,500 shares of its 1997 Series B preferred stock with net proceeds of approximately $5 million. All of the 1997 Series B preferred stock was converted to common stock concurrent with the 1997 initial public offering at a ratio of 2.13 common shares for each share of preferred stock.

On February 21, 1999 the Company adopted a Shareholder Rights Plan under which all shareholders of record as of March 8, 1999 received rights to purchase shares of a new series of Preferred Stock. The adoption of this plan is intended as a means to guard against abusive takeover tactics. The rights will be exercisable only if a person or group acquires or announces a tender offer to acquire 20% or more of the Company's common stock. Under the plan all shareholders except the purchaser will be entitled to acquire the Company's common stock at a 50% discount. The rights will trade with the Company's common stock, unless and until they are separated upon the occurrence of certain future events.

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

In September 1997, the Company adopted the 1997 Omnibus Stock Plan of C3, Inc. (the "1997 Omnibus Plan"). The 1997 Omnibus Plan authorizes the Company to grant stock options, stock appreciation rights and restricted awards (collectively, "awards") to selected employees, independent contractors and directors of the Company and related corporations in order to promote a closer identification of their interests with those of the Company and its shareholders. The maximum number of shares of common stock for which awards may be granted under the 1997 Omnibus Plan may be increased from time to time to a number of shares equal to
(i) 20% of the shares of common stock outstanding as of that time less (ii) the number of shares of common stock subject to outstanding options under the 1996 Option Plan. The number of shares reserved for issuance under the 1997 Omnibus Plan may also be adjusted upon certain events affecting the Company's capitalization. Options granted under the 1997 Omnibus Plan generally vest over three to five-year periods and have terms of 10 years. The Board of Directors has reserved 930,912 shares for the 1997 Omnibus Plan.

The following is a summary of activity for the Company's two stock option plans:

                                                         1996 Option Plan         1997 Omnibus Plan
                                                      ----------------------    ----------------------
                                                                   Weighted                   Weighted
                                                        Number     Average       Number        Average
                                                          Of       Exercise        of         Exercise
                                                        Shares      Price        Shares        Price
                                                      ---------    --------     ---------    ---------
1997
    Outstanding at beginning of year                   200,220     $ 2.37             --      $    --
     Granted                                           461,571       4.64        477,000        14.61
                                                      ---------    -------      ----------     ------
     Outstanding at end of year                        661,791       3.95        477,000        14.61

1998
     Granted                                              ----       ----        195,000         8.94
     Exercised                                          93,379       4.97             --           --
     Canceled                                           13,547       3.66         48,366        14.67
                                                      ---------    -------      ----------     ------
     Outstanding at end of year                        554,865       3.78        623,634        12.83

1999
    Granted                                               ----       ----         175,800       11.19
    Exercised                                           92,620       3.49           2,333       10.10
    Canceled                                              ----       ----          56,853       13.09
                                                      ---------    -------      ----------     ------
    Outstanding at end of year                         462,245     $ 3.83         740,248     $ 12.43
                                                      =========    =======      ==========     ======

During 1996, the Company granted options to acquire 37,275 shares of common stock to certain consultants. These options, which were granted prior to the establishment of formal plans, are immediately exercisable, have a term of five years, and an exercise price of $1.88 per share. During 1999, 10,650 of these options were exercised.

During 1995, the Company issued Cree, Inc. ("Cree"), a related company, an option to acquire 1% of the outstanding shares of common stock on the date of exercise at an exercise price of $500 at any time through July 1, 1997. However, the Company retained the right to waive the $500 option fee and issue the stock at any time during the option period. The Company issued 24,601 shares of common stock to Cree pursuant to this right on January 2, 1997. The Company recorded compensation expense of approximately $66,000 in 1997 related to this transaction.

The following summarizes information about stock options outstanding at December 31, 1999:


                                Options Outstanding                                          Options Exercisable
------------------------------------------------------------------------------------    -------------------------------
                                                 Weighted-Average                                            Weighted-
                                 Outstanding        Remaining                            Exercisable          Average
         Range of                   as of          Contractual      Weighted-Average        as of            Exercise
      Exercise Price             12/31/1999            Life         Exercise Price       12/31/1999            Price
----------------------------    --------------     -------------    ----------------    --------------     ------------
        $1.64- $3.28               170,755              6.6             $  2.2404           170,755          $   2.2404
        $3.29- $4.93               318,115              7.0             $  4.5247           306,755          $   4.5519
        $6.58- $8.22                65,300              7.2             $  7.8331            30,431          $   8.0120
        $8.23- $9.86               199,200              8.1             $  9.1482            73,499          $   8.8977
        $9.87-$11.51                17,498              7.2             $ 10.8100            16,664          $  10.8100
       $13.15-$14.79               176,000              8.0             $ 13.8659           111,431          $  13.8696
       $14.80-$16.44               282,250              7.5             $ 15.0076            47,600          $  15.0000
                                -----------           ------            ---------          ----------         ---------
                                 1,229,118              7.4             $  8.9668           757,135          $   6.7575
                                ===========           ======            =========          ==========         =========

In accordance with APB 25, and the provision of FAS 123 as applicable to consultants, the Company recorded compensation expense of approximately $280,000, $530,000 and $1,633,000 during 1999, 1998 and 1997, respectively, relating to stock options granted with exercise prices less than market value or granted to consultants. Had compensation expense for all stock options been determined consistent with FAS 123, rather than APB 25, the Company's net loss and loss per share for the years ended December 31, 1999, 1998 and 1997 would have been increased to the pro forma amounts indicated below:

                                                      1999              1998             1997
                                                   ----------        ----------       ----------
Net loss, as reported                              $5,151,683        $6,733,488       $4,920,159
Pro forma net loss                                 $6,029,709        $7,525,000       $5,561,000
Basic and diluted net loss per share:
     As reported                                   $     0.73        $    0.97        $     1.73
     Pro forma                                     $     0.86        $    1.08        $     1.95

The fair value of each option grant is estimated on the grant date. Options granted during 1997 were valued using the minimum value method and 1998 and 1999 grants were valued using a Black-Scholes option pricing model. The valuations for the years ended December 31, 1999, 1998 and 1997 were based on the following assumptions:

                                                         1999         1998         1997
                                                        -------      -------      -------
Weighted-average grant date fair value                  $ 8.46       $ 7.46       $ 10.28
Weighted-average expected lives (in years)                7.00         9.98          3.04
Risk-free interest rate                                   6.65%        5.13%         5.50%
Dividend yield                                               0%           0%            0%
Volatility factor                                         .766         .782             0%

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

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                             December 31
                                                                   ------------------------------
                                                                       1999              1998
                                                                   ------------      ------------
Federal and state loss carryforwards                               $ 5,993,000       $ 3,716,000
Benefit of research tax credits                                        360,000           234,000
Reserves and accruals                                                  189,000           131,000
Depreciation                                                          (366,000)         (168,000)
                                                                   ------------      ------------
Total deferred tax assets                                            6,176,000         3,913,000
Less valuation allowance                                            (6,176,000)       (3,913,000)
                                                                   ------------      ------------

Net deferred tax assets                                            $        --       $        --
                                                                   ============      ============

A reconciliation between expected income taxes, computed at the statutory federal income tax rate applied to pretax accounting income, and the income taxes included in the statements of operations for the years ended December 31, 1999, 1998 and 1997 follows:

                                                            1999             1998              1997
                                                        -------------    ------------       -----------
Anticipated income tax
     benefit at the statutory federal rate              $(1,752,000)      $(2,290,000)      $(1,673,400)
State income tax benefit,
     net of federal tax effect                             (264,000)         (344,000)         (252,000)
Research tax credits                                       (126,000)         (142,000)             ----
Compensation expense--stock options                         111,000           164,000           640,000
Other                                                        71,000             9,000            33,000
Increase in valuation allowance                           1,960,000         2,603,000         1,252,400
                                                        --------------    -------------     ------------
Income tax (benefit) expense                            $        --       $        --       $        --
                                                        ==============    =============     ============

At December 31, 1999, the Company has operating and economic loss carryforwards of approximately $15,300,000 expiring through 2014, which can be offset against future federal and state taxable income. In accordance with Section 382 of the Internal Revenue Code of 1986, as amended, a change in equity ownership of greater than 50% of the Company within a three-year period results in an annual limitation on the Company's ability to utilize its NOL carryforwards that were created during tax periods prior to the change in ownership. As a result of various equity offerings and certain shareholder transactions, the utilization of the Company's NOL carryforwards has become limited, however, the Company does not believe this limitation will have a material effect on the Company's ability to utilize the NOL carryforward.

Based on the Company's assessment of the future net realizable value of deferred tax assets, a valuation allowance has been provided as it is more likely than not that sufficient taxable income will not be generated to realize certain temporary differences and tax credit carryforwards. Additionally, at December 31, 1999, approximately $345,000 of the valuation allowance was attributable to the potential tax benefit of stock option transactions, which will be credited directly to common stock if realized.

8.  COMMITMENTS

OPERATING LEASE
The Company leases approximately 12,700 square feet of mixed use space from an unaffiliated third party at a base cost of approximately $10,400 per month, plus contingent rentals based on the Company's proportionate share of the lessor's operating costs, as defined in the lease agreement. The lease expires August 31, 2004, however, the Company may cancel the lease effective August 31, 2002 by delivering to the lessor written notice nine months prior to the cancellation date and by paying a cancellation fee of $36,000. The lease provides for escalations of the base rent throughout the lease term, up to $11,700 at September 1, 2003.

In September 1999, the Company entered into an agreement to sublease approximately 13,807 square feet of office space, contiguous to its existing space, from an unaffiliated third party at a base cost of approximately $12,100 per month, plus contingent rentals based on the Company's proportionate share of the lessor's operating costs, as defined in the lease agreement. The lease expires on October 30, 2002.

The future minimum lease payments, including the $36,000 cancellation fee, are as follows: $271,000 in 2000, $275,000 in 2001, $245,000 in 2002, totaling
$791,000. Rental expense incurred for operating leases and leases whose terms are less than one year in duration for 1999, 1998 and 1997 was approximately $215,000, $153,000 and $69,000, respectively.

PURCHASE COMMITMENT
On June 6, 1997, the Company entered into an Amended and Restated Exclusive Supply Agreement ("Exclusive Supply Agreement") and a Development Agreement with Cree, a related company. The Exclusive Supply Agreement has an initial term of ten years which may be extended for an additional ten years by either party if the Company orders in any 36-month period SiC crystals with an aggregate purchase price in excess of $1 million. The Company has met this order threshold and expects to extend the term of the Exclusive Supply Agreement. In connection with the Exclusive Supply Agreement, the Company has committed to purchase a minimum of 50% (by dollar volume) of its requirements for SiC crystals from Cree. If the Company's orders require Cree to expand beyond specified production levels, the Company must commit to purchase certain minimum quantities. Through December 31, 2000 the Company has agreed to purchase approximately $10.56 million of crystals produced by existing crystal growers and the Company and Cree have agreed that the price paid to Cree for each SiC crystal will be based on a sliding scale depending on the quality of each crystal received. The Company is totally dependent on Cree to supply SiC crystals for its production process. If the Company is unable to obtain SiC crystals from Cree, its operations would be materially adversely affected.

The July 1, 1998 Development Agreement, which replaces the June 1997 Development Agreement and the 1998 Supplemental Development Agreement, provides for a four-year development effort by Cree to increase the yield of usable material in each SiC crystal manufactured by Cree for use by C3 in the production of moissanite jewels. The Company was initially obligated to pay Cree approximately $2.88 million annually through June 30, 2002 under this agreement which was reduced to $1.44 million annually effective October 1, 1999. However, either party may terminate the agreement if Cree does not meet the annual performance milestones or if the Company and Cree do not mutually agree on the performance milestones for the ensuing year.

During 1999, 1998, and 1997, the Company made purchases from Cree of approximately $16,219,900 $7,568,500 and $2,022,700, respectively, for SiC materials and research and development costs.

                                   SCHEDULE II

                                    C3, INC.

                        VALUATION AND QUALIFYING ACCOUNTS



                                              Additions         Collections of
                           Balance at         Charged to           Accounts
                          Beginning of        Costs and           Previously         Deductions/         Balance at
Year ended December 31       Period            Expenses          Written Off          Write Offs       End of Period
----------------------   ---------------    ---------------    -----------------    ---------------    ---------------
Allowance for
 Doubtful Accounts
        1999             $      77,000      $        2,298     $        ----          $ 9,298(1)          $  70,000
        1998                      ----              77,607              ----              607(1)             77,000

 Reserve for Excess
     Inventory
        1999             $     132,000      $      224,083     $        ----        $  113,768(2)       $   242,115
        1998                      ----             132,000              ----              ----              132,000


(1)   Accounts written off as uncollectible.

(2) Adjustments to reserve to reflect estimated net realizable value of remaining inventory.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for in items 10 through 13 is incorporated by reference from the Company's definitive proxy statement relating to its annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 1999.

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

10.30      1998  Declaration  of Amendment to 1996 Stock Option Plan of C3, Inc.  which is hereby  incorporated  by reference  to  Exhibit  10.30 to the Annual  Report of Form 10K of C3,  Inc.  for the fiscal  year ended
           December 31, 1998. +

10.31      1998  Declaration of Amendment to 1997 Omnibus Stock Plan of C3, Inc.,  which is hereby  incorporated by reference  to  Exhibit  10.31 to the Annual  Report of Form 10K of C3,  Inc.  for the fiscal  year ended
           December 31, 1998. +

10.32      Employment Agreement, dated March 1, 1999, between Robert Thomas and C3, Inc., which is hereby incorporated by reference to Exhibit 10.32 to the Annual Report of Form 10K of C3, Inc. for the fiscal year ended December 31, 1998. +

10.33      Employment  Agreement,  dated May 1, 1999, between Mary Katherine Rafferty and C3, Inc., which is hereby incorporated  by reference  to Exhibit  10.33 to the  Quarterly  Report on Form 10-Q of C3, Inc. for the
           quarter ended March 31, 1999. +

10.34      Letter  Agreement,  dated  May 3,  1999  between  Cree  Research,  Inc.  and C3,  Inc.,  which is hereby incorporated  by reference  to Exhibit  10.34 to the  Quarterly  Report on Form 10-Q of C3, Inc. for the
           quarter ended March 31, 1999. *

10.35      Licensing  Agreement,  dated  October 10,  1998,  between C. Eric Hunter and C3,  Inc.,  which is hereby incorporated  by reference  to Exhibit  10.35 to the  Quarterly  Report on Form 10-Q of C3, Inc. for the
           quarter ended March 31, 1999. *

10.36      Third Amendment to Agreement,  dated June 16, 1999,  between John M. Bachman,  Inc. and C3, Inc.,  which is hereby  incorporated  by reference to Exhibit 10.36 to the Quarterly  Report on Form 10-Q of C3, Inc.
           for the quarter ended June 30, 1999. *

10.37      Fourth  Amendment to  Agreement,  dated  October 5, 1999,  between John M.  Bachman,  Inc. and C3, Inc., which is hereby  incorporated by reference to Exhibit 10.37 to the Quarterly  Report on Form 10-Q of C3,
           Inc. for the quarter ended September 30, 1999. *

10.38    Employment  Agreement,  dated  November  1,  1999  between  David  Fudge  and C3,  Inc.,  which is  hereby incorporated  by reference  to Exhibit  10.38 to the  Quarterly  Report on Form 10-Q of C3, Inc. for the
           quarter ended September 30, 1999. +*



10.39    Letter Agreement dated December 22, 1999 between Cree, Inc. and C3, Inc. *

10.40    Letter Agreement dated March 16, 2000 between Stuller Settings, Inc. and C3, Inc. *

10.41    Letter Agreement dated March 15, 2000 between The Bell Group, d/b/a Rio Grande and C3, Inc. *

23.1       Consent of Deloitte & Touche LLP

27.1       Financial Data Schedule - Fiscal year ended December 31, 1999.



* The registrant has requested that certain portions of this exhibit be given confidential treatment.

+ Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C3, Inc.

By: /s/ Robert S. Thomas                            Date:    3/20/00
    ----------------------                                   -------
     Robert S. Thomas, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Jeff N. Hunter                              Date:    3/20/00
    ------------------                                       -------
    Jeff N. Hunter
    Chairman of the Board and Director
    (Principal executive officer)

By: /s/ Mark W. Hahn                               Date:    3/21/00
    ----------------                                        -------
    Mark W. Hahn
    Chief Financial Officer
    (Principal financial and accounting officer)

By: /s/ Richard Hartigan, Jr.                      Date:     3/22/00
    -------------------------                                -------
    Richard Hartigan, Jr.
    Director

By: /s/ Barbara Kotlikoff                          Date:    3/21/00
    ---------------------                                   -------
    Barbara Kotlikoff
    Director
By: /s/ Kurt Nassau
    Kurt Nassau                                    Date:    3/21/00
                                                            -------
     Director

By: /s/ Cecil D. Raynor                            Date:    3/21/00
    -------------------                                     -------
    Cecil D. Raynor
    Director

By: /s/ Howard Rubin                               Date:     3/21/00
    ----------------                                         -------
     Howard Rubin
     Director

By: /s/ Frederick A. Russ                          Date:    3/21/00
    ---------------------                                   -------
     Frederick A. Russ
     Director

By: /s/ Ollin B. Sykes                             Date:    3/21/00
    ------------------                                      -------
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

10.30      1998  Declaration  of Amendment to 1996 Stock Option Plan of C3, Inc.  which is hereby  incorporated  by reference  to  Exhibit  10.30 to the Annual  Report of Form 10K of C3,  Inc.  for the fiscal  year ended
           December 31, 1998. +

10.31       1998 Declaration of Amendment to 1997 Omnibus Stock Plan of C3, Inc.,  which is hereby  incorporated by reference  to  Exhibit  10.31 to the Annual  Report of Form 10K of C3,  Inc.  for the fiscal  year ended
           December 31, 1998. +

10.32       Employment  Agreement,  dated  March 1,  1999,  between  Robert  Thomas and C3,  Inc.,  which is hereby incorporated  by reference to Exhibit  10.32 to the Annual Report of Form 10K of C3, Inc. for the fiscal year ended December 31, 1998. +

10.33      Employment  Agreement,  dated May 1, 1999, between Mary Katherine Rafferty and C3, Inc., which is hereby incorporated  by reference  to Exhibit  10.33 to the  Quarterly  Report on Form 10-Q of C3, Inc. for the
           quarter ended March 31, 1999. +

10.34      Letter  Agreement,  dated  May 3,  1999  between  Cree  Research,  Inc.  and C3,  Inc.,  which is hereby incorporated  by reference  to Exhibit  10.34 to the  Quarterly  Report on Form 10-Q of C3, Inc. for the
           quarter ended March 31, 1999. *


10.35      Licensing  Agreement,  dated  October 10,  1998,  between C. Eric Hunter and C3,  Inc.,  which is hereby incorporated  by reference  to Exhibit  10.35 to the  Quarterly  Report on Form 10-Q of C3, Inc. for the
           quarter ended March 31, 1999. *

10.36       Third Amendment to Agreement,  dated June 16, 1999,  between John M. Bachman,  Inc. and C3, Inc., which is hereby  incorporated  by reference to Exhibit 10.36 to the Quarterly  Report on Form 10-Q of C3, Inc.
           for the quarter ended June 30, 1999. *

10.37       Fourth  Amendment to  Agreement,  dated October 5, 1999,  between John M.  Bachman,  Inc. and C3, Inc., which is hereby  incorporated by reference to Exhibit 10.37 to the Quarterly  Report on Form 10-Q of C3,
           Inc. for the quarter ended September 30, 1999. *

10.38       Employment  Agreement,  dated  November  1, 1999  between  David  Fudge and C3,  Inc.,  which is hereby incorporated  by reference  to Exhibit  10.38 to the  Quarterly  Report on Form 10-Q of C3, Inc. for the
           quarter ended September 30, 1999. +*

10.39       Letter Agreement dated December 22, 1999 between Cree, Inc. and C3, Inc.*

10.40       Letter Agreement dated March 16, 2000 between Stuller Settings, Inc. and C3, Inc. *

10.41       Letter Agreement dated March 15, 2000 between The Bell Group, d/b/a Rio Grande and C3, Inc.*

23.1       Consent of Deloitte & Touche LLP

27.1       Financial Data Schedule - Fiscal year ended December 31, 1999.


* The registrant has requested that certain portions of this exhibit be given confidential treatment.

+ Denotes a management contract or compensatory plan or arrangement.