Form 10-Q
period 2000-03-31
C3 INC /NC/
filed 2000-05-15
CIK 1015155

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                    FORM 10-Q


(Mark One)
[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

For the quarterly period ended March 31, 2000

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

For the transition period from ______________to________________


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

                            3800 Gateway Boulevard, Suite 311, Morrisville, N.C. 27560
--------------------------------------------------------------------------------------------------------------------
                                     (Address of principal executive offices)

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

As of May 8, 2000 there were 7,119,471 shares of the Registrant's Common Stock, no par value per share, outstanding.

                         C3, Inc. dba Charles & Colvard
                                      INDEX

PART I.   FINANCIAL INFORMATION

--------------------------------------------------------------------------------

Item 1.   Financial Statements

             Condensed Statements of Operations - Three Months Ended March 31, 2000 And 1999

             Condensed Balance Sheets - March 31, 2000 And December 31, 1999

             Condensed Statements Of Cash Flows - Three Months Ended March 31, 2000 And 1999

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

PART II.  OTHER INFORMATION

--------------------------------------------------------------------------------

Item 5.   Other Information

Item 6.   Exhibits And Reports On Form 8-K

Signatures

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                         C3, Inc. dba Charles & Colvard
                       Condensed Statements Of Operations
                                   (Unaudited)

                                          Three Months Ended March 31,
                                       -----------------------------------

                                            2000                1999
                                       ----------------    ---------------

Net sales                              $    3,011,250      $  3,229,464
Cost of goods                               1,376,748         2,095,578
                                       ----------------    ---------------
Gross profit                                1,634,502         1,133,886

Operating expenses:
    Marketing and sales                     2,456,176           603,304
    General and administrative                989,329           798,934
    Research and development                  439,632           803,056
                                       ----------------    ---------------
Total operating expenses                    3,885,137         2,205,294

Operating loss                             (2,250,635)       (1,071,408)

Interest income, net                          140,474           364,977
                                       ----------------    ---------------

Net loss                               $   (2,110,161)     $   (706,431)
                                       ================    ===============

Basic and diluted net loss                                 $
     per share                         $        (0.30)            (0.10)
                                       ================    ===============

Weighted-average common
     shares, basic and diluted              7,109,304         6,997,726
                                       ================    ===============

See Notes to Condensed Financial Statements.

                         C3, Inc. dba Charles & Colvard
                            Condensed Balance Sheets

                                                        March 31, 2000          December 31, 1999
                                                     ---------------------    ----------------------
ASSETS                                                   (Unaudited)
Current Assets:
     Cash and equivalents                             $       7,451,580       $        13,161,665
     Accounts receivable, net                                   876,337                 1,331,528
     Interest receivable                                         43,845                    74,999
     Inventories                                             17,775,598                14,767,888
     Prepaid expenses and other assets                          406,354                   659,821
                                                     ---------------------    ----------------------
              Total current assets                           26,553,714                29,995,901

Equipment, net                                                6,082,058                 6,292,221
Patent and license rights, net                                  473,173                   492,780
                                                     ---------------------    ----------------------
              Total assets                            $      33,108,945       $        36,780,902
                                                     =====================    ======================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable:
              Cree, Inc.                              $         998,002       $         2,305,218
              Other                                             346,733                   627,704
     Accrued expenses                                           205,853                   235,107
     Deferred revenue                                            22,815                   118,730
                                                     ---------------------    ----------------------
              Total current liabilities                       1,573,403                 3,286,759

Commitments

Shareholders' Equity:
    Common stock                                             48,979,750                48,757,702
     Additional paid-in capital - stock options               1,881,078                 1,951,566
     Accumulated deficit                                    (19,325,286)              (17,215,125)
                                                     ---------------------    ----------------------
              Total shareholders' equity                     31,535,542                33,494,143
                                                     ---------------------    ----------------------
                                                      $      33,108,945       $        36,780,902
                                                     =====================    ======================

See Notes to Condensed Financial Statements

                         C3, Inc. dba Charles & Colvard
                       Condensed Statements Of Cash Flows
                                   (Unaudited)

                                                             Three Months Ended March 31,
                                                        ----------------------------------------

                                                              2000                  1999
                                                        ------------------    ------------------
OPERATING ACTIVITIES:
Net loss                                                $    (2,110,161)      $     (706,431)
Adjustments:
     Depreciation and amortization                              256,831              130,467
     Stock option compensation                                   52,666               68,457
    Loss on disposal of long-term assets                            835                   --
     Change in operating assets and liabilities:
          Net change in assets                               (2,267,898)          (1,023,506)
          Net change in liabilities                          (1,713,356)            (107,572)
                                                        ------------------    ------------------
     Net cash used in operating activities                   (5,781,083)          (1,638,585)
                                                        ------------------    ------------------

INVESTING ACTIVITIES:
Purchase of equipment                                            (5,127)             (77,744)
Patent and license rights costs                                 (22,769)             (13,415)
                                                        ------------------    ------------------
     Net cash used in investing activities                      (27,896)             (91,159)
                                                        ------------------    ------------------

FINANCING ACTIVITIES:
Stock options exercised                                          98,894               30,558
                                                        ------------------    ------------------
      Net cash provided by financing activities                  98,894               30,558
                                                        ------------------    ------------------

Net change in cash and equivalents                           (5,710,085)          (1,699,186)

Cash and equivalents, beginning of period                    13,161,665           32,004,045
                                                        ------------------    ------------------
Cash and equivalents, end of period                     $     7,451,580       $   30,304,859
                                                        ==================    ==================

See Notes to Condensed Financial Statements.

                         C3, Inc. dba Charles & Colvard
                     Notes To Condensed Financial Statements
                                   (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all normal recurring adjustments which are necessary for the fair presentation of the results of the interim periods presented. Interim results are not necessarily indicative of results for the year. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999, as set forth in the Company's Form 10-K, filed with the Securities and Exchange Commission on March 27, 2000.

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

The ability of the Company to successfully develop, manufacture, and market its products is dependent on many factors, including obtaining funds necessary to sustain operations. The Company does not currently have committed capital resources to fund its desired level of expenditures on its planned timetable. To continue pursuing its planned strategy, the Company believes that it will be required to seek additional capital resources during 2000. Management has initiated actions to ensure that the necessary funds will be available on a timely basis. During the first quarter of 2000, the Company has implemented a new domestic distribution strategy that, together with a continuation of its global branding strategy which commenced in the fourth quarter of 1999, is designed to substantially increase the sales volume of Charles & Colvard created moissanite and to allow the Company to slow the growth of inventories. Also, as discussed in Note 5, the Company has entered into an agreement with Cree to sell its crystal growth equipment to Cree for $5 million. In addition, the Company has engaged an investment banking firm to assist the Company in its capital raising efforts. If the Company is not able to secure capital resources on terms acceptable to the Company, it will be necessary for the Company to conserve cash by decreasing advertising expenditures, deferring or decreasing other operating expenditures and attempting to renegotiate its agreements with Cree. There can be no assurance that the Company will be able to secure the required capital resources to execute its new domestic distribution strategy or that its new domestic distribution strategy will be successful.

2.  INVENTORIES

Inventories are stated at the lower of cost or market determined on a first in, first out basis. Test instruments are shown net of a reserve for excess inventory of approximately $242,000 at March 31, 2000, and December 31, 1999.

                                      March 31,            December 31,
                                         2000                  1999
                                   -----------------     -----------------
         Moissanite
                Raw materials       $      4,892         $       371,843
                Work-in-process        6,286,951               5,779,326
                Finished goods        11,064,892               8,127,119
                                   -----------------     -----------------
                                      17,356,735              14,278,288

         Test Instruments                418,863                 489,600
                                   -----------------     -----------------

         Total Inventory           $  17,775,598         $    14,767,888
                                   =================     =================

3.       STOCK BASED COMPENSATION

During the quarter ended March 31, 2000, in accordance with Accounting Principles Board Opinion No. 25, the Company recorded compensation expense of $52,666 relating to stock options. Compensation expense related to stock options for the quarter ended March 31, 1999 was $68,457. This compensation expense is recorded in general and administrative expense in the statements of operations.

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

5.     SUBSEQUENT EVENT

In May 2000, the Company has agreed to sell its crystal growth equipment to Cree, Inc. for $5 million. This transaction will result in a loss on disposal of fixed assets of approximately $125,000 in the second quarter of 2000. The purchase price will be recorded as an account receivable and be payable as a credit against future invoices for the purchase of crystals from Cree, with any remaining balance due in full by June 30, 2001.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's judgment on future events. Because the Company is in the early stages of the establishment, by Cree, Inc. ("Cree"), the Company's key supplier, of manufacturing processes and capacity and of building the Company's own distribution channels and has not yet engaged in significant revenue-producing activities, the Company is subject to risks and uncertainties that could cause the Company's actual performance and results to differ materially from those projected or discussed herein. These and other risks and uncertainties are described under the heading "Business Risks" in the Company's Form 10-K for the year ended December 31, 1999, which was filed with the Securities and Exchange Commission on March 27, 2000. These risks and uncertainties could cause actual results and developments to be materially different from those expressed or implied by any of the forward-looking statements included herein.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1999.

Net sales were $3,011,250 for the three months ended March 31, 2000 compared to $3,229,464 for the three months ended March 31, 1999, a decrease of $218,214 or 6.8%. The decrease resulted from a reduction in the average selling price of moissanite jewels as the Company began to experience the effects of the volume purchase discounts offered to the Company's new large domestic distributors partially offset by increased shipments. Shipments of moissanite jewels increased in the first quarter of 2000 to approximately 15,000 carats from 14,400 carats in the first quarter of 1999. As our new large distributors begin their marketing efforts, the Company expects carat shipments to dramatically increase. However, the Company does not expect to see a very significant impact in volumes until, at earliest, the third quarter of 2000. As sales to the domestic distributors become a larger percentage of total sales, the Company expects the average selling price to drop in the second quarter and beyond.

The Company's gross profit margin was 54.3% for the three months ended March 31, 2000 compared to 35.1% for the three months ended March 31, 1999. The increase resulted from higher yields of moissanite jewels from SiC crystals purchased from Cree, thereby lowering the cost per carat. Gross margins are expected to vary over the next few quarters as the yield of salable jewels from each crystal fluctuates and as the Company's average selling price per carat decreases due to the volume discounts offered to the Company's large distributors. The Company expects margins to decrease in the short-term and, as yields improve, increase gradually in the long-term.

Marketing and sales expenses were $2,456,176 for the three months ended March 31, 2000 compared to $603,304 for the three months ended March 31, 1999, an increase of $1,852,872 or 307.1%. The increase was due primarily to the continued execution of the strategic global marketing program launched in the fourth quarter of 1999, as well as increased compensation costs. The Company has currently budgeted approximately $4.5 million for advertising and marketing activities for the remainder of 2000.

General and administrative expenses were $989,329 for the three months ended March 31, 2000 compared to $798,934 for the three months ended March 31, 1999, an increase of $190,395 or 23.8%. The increase resulted primarily from an increase in the Company's allowance for uncollectable accounts, increased rent on the Company's expanded facility and increased insurance and taxes on the Company's increased fixed assets.

Research and development expenses were $439,632 for the three months ended March 31, 2000 compared to $803,056 for the three months ended March 31, 1999, a decrease of $363,424 or 45.3%. The decrease resulted primarily from cost savings related to the reduction of development efforts effective September 1, 1999, from a funding level of $240,000 per month to $120,000 per month.

Net interest income was $140,474 for the three months ended March 31, 2000 compared to $364,977 for the three months ended March 31, 1999, a decrease of $224,503 or 61.5%. This decrease resulted from lower interest income earned on lower cash balances due primarily to the use of the invested proceeds from the Company's initial public offering in November 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception primarily through the net proceeds of its initial public offering of common stock in November 1997 and, prior to such offering, through private equity sales. Net proceeds from the Company's initial public offering were $41,072,982. During the first quarter of 2000, the Company used $5,781,083 to fund operations and $27,896 to fund capital expenditures and patent expenses. At March 31, 2000, the Company had $7,451,580 of cash and cash equivalents and $24,980,311 of working capital.

The 4-year Development Agreement, as amended, between the Company and Cree requires the Company to fund a development program at Cree for $1.44 million annually through June 30, 2002. Either party may terminate the agreement if Cree does not meet the annual performance milestone or if the Company and Cree do not mutually agree on the performance milestones for the ensuing year.

The Company's new domestic distribution strategy, together with a continuation of its global branding strategy which commenced in the fourth quarter of 1999, is designed to substantially increase the sales volume of Charles & Colvard created moissanite and to allow the Company to slow the growth of inventories. The Company does not currently have committed capital resources to fund its desired level of expenditures. To continue pursuing this strategy, the Company believes that it will be required to seek additional capital resources during 2000. Therefore, the Company has engaged Scott & Stringfellow, Inc., a Virginia-based investment banking firm, to assist the Company in its capital raising activities. If the Company is not able to secure capital, it will be necessary for the Company to conserve cash by decreasing advertising expenditures, deferring or decreasing other operating expenditures and attempting to renegotiate its agreements with Cree. There can be no assurance that the Company will be able to secure the required financing to execute its new domestic distribution strategy, or, if available, that it will be available on terms acceptable to the Company. Additionally, there can be no assurance that if the Company does secure the desired capital resources that its new domestic distribution strategy will be successful.

In May 2000, the Company has agreed to sell its crystal growth equipment to Cree, Inc. for $5 million. This transaction will result in a loss on disposal of fixed assets of approximately $125,000 in the second quarter of 2000. The $5 million receivable from Cree will be reduced by future purchases from Cree, with any remaining balance due in full by June 30, 2001.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that its exposure to market risk for changes in interest rates is not significant because the Company's investments are limited to highly liquid instruments with maturities of three months or less. At March 31, 2000 the Company has approximately $7.3 million of short-term investments classified as cash and equivalents. All of the Company's transactions with international customers and suppliers are denominated in US dollars.

PART II - OTHER INFORMATION

ITEM 5:  OTHER INFORMATION

The Company announced management changes effective May 14, 2000. The Company's press release is attached as Exhibit 99 hereto.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.           Description
-----------           -----------

27.1       Financial Data Schedule

10.42      Letter Agreement dated May 14, 2000 between Cree, Inc. and C3, Inc. *

99         Press Release dated May 15, 2000

       + Denotes a management contract or compensatory plan or arrangement.

       * The Company has requested that certain portions of this exhibit be given confidential treatment.

(b) Report on Form 8-K

       The Company did not file any reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C3, Inc.

Date:  May 15, 2000           /s/ Robert S. Thomas
                              --------------------
                              Robert S. Thomas
                              President and Chief Operating Officer
                              (Principal Executive Officer)





Date:  May 15, 2000           /s/ Mark W. Hahn
                              ----------------
                              Mark W. Hahn
                              Chief Financial Officer
                              (Principal Financial and
                               Accounting Officer)