Form 10-Q
period 2000-06-30
C3 INC /NC/
filed 2000-08-11
CIK 1015155

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                    FORM 10-Q


(Mark One)
[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2000
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________to ___________________


                        Commission File Number: 000-23329
                   Charles & Colvard, Ltd. (formerly C3, Inc.)
-------------------------------------------------------------------------------

             (Exact name of Registrant as specified in its charter)

          North Carolina                                                          56-1928817
------------------------------------                                      -----------------------------------
(State or other jurisdiction of incorporation or organization)           (I.R.S. Employer Identification No.)

           3800 Gateway Boulevard, Suite 311, Morrisville, N.C. 27560
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  919-468-0399
         ---------------------------------------------------------------
              (Registrant's telephone number, including area code)
         ---------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X  No
                                       --    --

As of August 10, 2000 there were 7,200,979 shares of the Registrant's Common Stock, no par value per share, outstanding.

                             Charles & Colvard, Ltd.
                               (formerly C3, Inc.)
                                      Index

Part I.   Financial Information
--------------------------------------------------------------------------------
Item 1.   Financial Statements

             Condensed Statements of Operations - Three Months and Six Months
              Ended June 30, 2000 and 1999

             Condensed Balance Sheets - June 30, 2000 and December 31, 1999

             Condensed Statements of Cash Flows - Six Months Ended June 30, 2000
              and 1999

             Notes to Condensed Financial Statements

Item 2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Part II.  Other Information

--------------------------------------------------------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.   Exhibits and Reports on Form 8-K

Signatures

Part I.   Financial Information

Item 1.   Financial Statements
                             Charles & Colvard, Ltd.
                               (formerly C3, Inc.)
                       Condensed Statements Of Operations
                                   (Unaudited)

                                      Three Months Ended June 30,             Six Months Ended June 30,
                                   -----------------------------------    -----------------------------------
                                        2000               1999                2000                1999
                                   ---------------    ----------------    ----------------    ---------------
Net sales                          $    3,647,621     $   3,533,612       $    6,658,871      $    6,763,076
Cost of goods                           1,656,431         1,631,677            3,033,179           3,727,255
                                   ---------------    ----------------    ----------------    ---------------
Gross profit                            1,991,190         1,901,935            3,625,692           3,035,821

Operating expenses:
    Marketing and sales                 1,559,753         1,172,334            4,015,930           1,775,638
    General and administrative          1,126,993           641,876            2,116,322           1,440,810
    Research and development              416,159           789,694              855,791           1,592,750
   Other                                  252,577                --              253,201                  --
                                   ---------------    ----------------    ----------------    ---------------
Total operating expenses                3,355,482         2,603,904            7,241,244           4,809,198
                                   ---------------    ----------------    ----------------    ---------------
Operating loss                         (1,364,292)         (701,969)          (3,615,552)         (1,773,377)

Interest income, net                      113,782           321,364              254,880             686,341
                                   ---------------    ----------------    ----------------    ---------------

Net loss                           $   (1,250,510)    $    (380,605)      $   (3,360,672)      $  (1,087,036)
                                   ===============    ================    ================    ===============

Basic and diluted net loss
     per share                     $         (0.17)    $      (0.05)      $        (0.47)     $        (0.16)
                                   ===============    ================    ================    ===============

Weighted-average common
     shares, basic and diluted          7,157,671         7,011,284             7,133,487           7,004,543
                                   ===============    ================    ================    ===============


See Notes to Condensed Financial Statements.

                             Charles & Colvard, Ltd
                               (formerly C3, Inc.)
                            Condensed Balance Sheets

                                                        June 30, 2000           December 31, 1999
                                                     ---------------------    ----------------------
Assets                                                   (Unaudited)
Current Assets:
     Cash and equivalents                             $       5,573,159       $        13,161,665
    Receivables:
         Trade                                                1,439,397                 1,331,528
         Cree, Inc.                                           3,878,239                        --
         Interest                                                25,324                    74,999
     Inventories                                             19,836,102                14,767,888
     Prepaid expenses and other assets                          400,127                   659,821
                                                     ---------------------    ----------------------
              Total current assets                           31,152,348                29,995,901

Equipment, net                                                  745,576                 6,292,221
Patent and license rights, net                                  365,872                   492,780
                                                     ---------------------    ----------------------
              Total assets                            $      32,263,796       $        36,780,902
                                                     =====================    ======================
Liabilities and Shareholders' Equity
Current Liabilities:
     Accounts payable:
              Cree, Inc.                             $          817,114       $         2,305,218
              Other                                             423,501                   627,704
     Accrued expenses                                           463,770                   235,107
     Deferred revenue                                            32,910                   118,730
                                                     ---------------------    ----------------------
              Total current liabilities                       1,737,295                 3,286,759
Commitments

Shareholders' Equity:
    Common stock                                             49,213,709                48,757,702
     Additional paid-in capital - stock options
     Additional paid-in capital - stock options               1,888,588                 1,951,566
     Accumulated deficit                                    (20,575,796)              (17,215,125)
                                                     ---------------------    ----------------------
              Total shareholders' equity                     30,526,501                33,494,143
                                                     ---------------------    ----------------------
                                                     $       32,263,796       $        36,780,902
                                                     =====================    ======================

See Notes to Condensed Financial Statements

                             Charles & Colvard, Ltd.
                               (formerly C3, Inc.)
                       Condensed Statements Of Cash Flows
                                   (Unaudited)





                                                              Six Months Ended June 30,
                                                        ----------------------------------------
                                                              2000                  1999
                                                        ------------------    ------------------
Operating Activities:
Net loss                                                $    (3,360,672)       $   (1,087,036)
Adjustments:
    Depreciation and amortization                               462,005               262,013
    Stock option compensation                                   111,211               151,831
    Loss on disposal of long-term assets                        266,963                    --
    Change in provision for uncollectible accounts              260,000               (32,000)
     Changes in operating assets and liabilities:
          Net change in assets                               (3,307,839)           (3,561,665)
          Net change in liabilities                          (2,246,578)              209,650
                                                        ------------------    ------------------
     Net cash used in operating activities                   (7,814,910)           (4,057,207)

Investing Activities:
Purchase of equipment                                           (14,971)             (114,875)
Patent and license rights costs                                 (40,444)              (51,482)
                                                        ------------------    ------------------
     Net cash used in investing activities                      (55,415)             (166,357)

Financing Activities:
Stock options exercised                                         281,819                61,195
                                                        ------------------    ------------------
      Net cash provided by financing activities                 281,819                61,195
                                                        ------------------    ------------------

Net change in cash and equivalents                           (7,588,506)           (4,162,369)

Cash and equivalents, beginning of period                    13,161,665            32,004,045
                                                        ------------------    ------------------
Cash and equivalents, end of period                     $     5,573,159           $27,841,676
                                                        ==================    ==================

Supplemental non-cash investing activity:
     In May 2000, the Company sold its crystal growth equipment to Cree, Inc.
     (Cree) for $5,000,000. The $5 million receivable from this transaction will be reduced by future purchases from Cree, with any remaining balance due in full by June 30, 2001.

Supplemental non-cash operating activity:
     During the six months ended June 30, 2000, there was $1,726,718 of inventory purchases financed by the receivable from Cree.

See Notes to Condensed Financial Statements.

                             Charles & Colvard, Ltd.
                               (formerly C3, Inc.)
                     Notes To Condensed Financial Statements
                                   (Unaudited)

1.  Basis Of Presentation

The accompanying unaudited financial statements have been prepared in conformity with accounting principals generally accepted in the United States of America for interim financial information. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all normal recurring adjustments which are necessary for the fair presentation of the results of the interim periods presented. Interim results are not necessarily indicative of results for the year. Certain reclassifications have been made to prior year's financial statements to conform to the classifications used in fiscal 2000. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999, as set forth in the Company's Form 10-K, filed with the Securities and Exchange Commission on March 27, 2000.

In preparing financial statements that conform with accounting principals generally accepted in the United States of America, management must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses reflected during the reporting period. Actual results could differ from those estimates.

The ability of the Company to successfully develop, manufacture, and market its products is dependent on many factors, including obtaining funds necessary to sustain operations. The Company does not currently have committed capital resources to fund its desired level of expenditures on its planned timetable. To continue pursuing its planned strategy, the Company believes that it will be required to seek additional capital resources during 2000. Management has initiated actions to ensure that the necessary funds will be available on a timely basis. During the first quarter of 2000, the Company implemented a new domestic distribution strategy that, together with a continuation of its global branding strategy which commenced in the fourth quarter of 1999, is designed to substantially increase the sales volume of Charles & Colvard created moissanite and to allow the Company to slow the growth of inventories. Also, the Company has sold its crystal growth equipment to Cree for $5 million. In addition, the Company has engaged an investment banking firm to assist the Company in its capital raising efforts. If the Company is not able to secure capital resources on terms acceptable to the Company, it will be necessary for the Company to conserve cash by decreasing advertising expenditures, deferring or decreasing other operating expenditures and attempting to renegotiate its agreements with Cree. There can be no assurance that the Company will be able to secure the required capital resources to execute its new domestic distribution strategy or that its new domestic distribution strategy will be successful.

2.  Inventories

Inventories are stated at the lower of cost or market determined on a first in, first out basis. Test instruments are shown net of a reserve for excess inventory of approximately $377,000 and $242,000 at June 30, 2000 and December 31, 1999, respectively.

                                         June 30,            December 31,
                                           2000                  1999
                                     -----------------     -----------------
         Moissanite
           Raw materials              $      2,539         $       371,843
           Work-in-process               3,833,633               5,779,326
           Finished goods               15,738,930               8,127,119
                                     -----------------     -----------------
                                        19,575,102              14,278,288

         Test Instruments                  261,000                 489,600
                                     -----------------     -----------------
         Total Inventory             $  19,836,102         $    14,767,888
                                     =================     =================

3.       Stock Based Compensation

During the quarter and six months ended June 30, 2000, in accordance with Accounting Principles Board Opinion No. 25, the Company recorded compensation expense of $58,545 and $111,211, respectively, relating to stock options. Compensation expense related to stock options for the quarter and six months ended June 30, 1999 was $83,374 and $151,831, respectively. This compensation expense is recorded in general and administrative expense in the statements of operations.

4.       Newly Issued Accounting Pronouncements

In June 1998, Statement of Financial Accounting Standards No. 133 ("FAS 133"), Accounting for Derivative Instruments and Hedging Activities, was issued. This statement establishes standards for valuing and reporting at fair value all derivative instruments as either assets or liabilities. FAS 133, as amended by FAS 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect adoption of this Standard to have a material impact on its financial statements.

On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB No. 101 provides guidance on the recognition, presentation and disclosures of revenue in financial statements filed with the Commission and is required to be implemented no later than the fourth quarter of fiscal 2000. Management believes the adoption of SAB No. 101 will not have a material effect on its financial statements.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's judgment on future events. Because the Company is in the early stages of the establishment, by Cree, Inc. ("Cree"), the Company's key supplier, of manufacturing processes and of building the Company's own distribution channels and has not yet engaged in significant revenue-producing activities, the Company is subject to risks and uncertainties that could cause the Company's actual performance and results to differ materially from those projected or discussed herein. These and other risks and uncertainties are described under the heading "Business Risks" in the Company's Form 10-K for the year ended December 31, 1999, which was filed with the Securities and Exchange Commission on March 27, 2000. These risks and uncertainties could cause actual results and developments to be materially different from those expressed or implied by any of the forward-looking statements included herein.

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

Results Of Operations

Three Months ended June 30, 2000 compared with Three Months ended June 30, 1999.
--------------------------------------------------------------------------------

Net sales were $3,647,621 for the three months ended June 30, 2000 compared to $3,533,612 for the three months ended June 30, 1999, an increase of $114,009 or 3.2%. Increased shipments of moissanite jewels were offset by a reduction in the average selling price of moissanite jewels as the Company began to experience the effects of the volume purchase discounts offered to the Company's new domestic distribution partners, Rio Grande and Stuller, and the Company's jewelry manufacturing partners. Shipments of moissanite jewels increased in the three months ended June 30, 2000 to approximately 19,000 carats from 16,000 carats in the three months ended June 30, 1999. The Company's new partners began their distribution efforts of moissanite during the second quarter. Their respective customer bases are beginning to be introduced to Charles & Colvard created moissanite and the Company expects carat shipments to these partners to increase significantly over time. At the same time, the Company expects average selling prices to drop as sales to the domestic distributors become a larger percentage of total sales.

The Company's gross profit margin was 55% for the three months ended June 30, 2000 compared to 54% for the three months ended June 30, 1999. Despite the discounts offered to the Company's high volume purchasers, margins remained constant due to improved yield of moissanite jewels from SiC crystals and a greater percentage of larger carat sizes sold. Gross margins are expected to vary over the next few quarters as the yield of salable jewels from each crystal fluctuates and as the Company's average selling price per carat decrease due to the volume discounts afforded to the Company's large distributors.

Marketing and sales expenses were $1,559,753 for the three months ended June 30, 2000 compared to $1,172,334 for the three months ended June 30, 1999, an increase of $387,419 or 33.0%. The increase was due primarily to the restructuring of staff and customer relationships consistent with the new business model (primarily severance costs), as well as the continued execution of the strategic global marketing program launched in the fourth quarter of 1999. The company anticipates an increased level of advertising in the second half of 2000, primarily in the fourth quarter.

General and administrative expenses were $1,126,993 for the three months ended June 30, 2000 compared to $641,876 for the three months ended June 30, 1999, an increase of 485,117 or 75.6%. The increase resulted primarily from an increase in the Company's allowance for uncollectible accounts, costs associated with the restructuring of staff consistent with the new business model (primarily severance costs), as well as increased rent on the Company's expanded facility and increased insurance and taxes on the Company's increased fixed assets.

Research and development expenses were $416,159 for the three months ended June 30, 2000 compared to $789,694 for the three months ended June 30, 1999, a decrease of $373,535 or 47.3%. The decrease resulted primarily from cost savings related to the reduction of development efforts effective September 1, 1999, from a funding level of $240,000 per month to $120,000 per month.

Other expenses for the three months ended June 30, 2000 amounted to $252,577, which resulted from the loss on the sale of crystal growth equipment to Cree and the disposition of certain other assets.

Net interest income was $113,782 for the three months ended June 30, 2000 compared to $321,364 for the three months ended June 30, 1999, a decrease of $207,582 or 64.6%. This decrease resulted from lower interest income earned on lower cash balances, due primarily to the use of the invested proceeds from the Company's initial public offering in November 1997.

Six Months ended June 30, 2000 compared with Six Months ended June 30, 1999.
----------------------------------------------------------------------------

Net sales were $6,658,871 for the six months ended June 30, 2000 compared to $6,763,076 for the six months ended June 30, 1999, a decrease of $104,205 or 1.5%. Increased shipments of moissanite jewels were offset by a reduction in the average selling price of moissanite jewels as the Company began to experience the effects of the volume purchase discounts offered to the Company's new domestic distribution partners, Rio Grande and Stuller, and the Company's jewelry manufacturing partners. Shipments of moissanite jewels increased in the six months ended June 30, 2000 to approximately 35,000 carats from approximately 30,000 carats in the six months ended June 30, 1999.

The Company's new partners began their distribution efforts of moissanite during the second quarter. Their respective customer bases are beginning to be introduced to Charles & Colvard created moissanite and the Company expects carat shipments to these partners to increase significantly over time. At the same time, the Company expects average selling prices to drop as sales to the domestic distributors become a larger percentage of total sales.

The Company's gross profit margin was 54% for the six months ended June 30, 2000 compared to 45% for the six months ended June 30, 1999. The increased gross margin rate relates to significantly improved yield of moissanite jewels from SiC crystals and a higher percentage of sales of higher margin larger size jewels, which effects were partially offset by a reduction in the per carat average selling price of moissanite jewels in 2000. Gross margins are expected to vary over the next few quarters as the yield of salable jewels from each crystal fluctuates and as the Company's average selling price per carat decrease due to the volume discounts afforded to the Company's large distributors.

Marketing and sales expenses were $4,015,930 for the six months ended June 30, 2000 compared to $1,775,638 for the six months ended June 30, 1999, an increase of $2,240,292 or 126.2%. The increase was due primarily to the continued execution of the strategic global marketing program launched in the fourth quarter of 1999. The company anticipates an increased level of advertising in the second half of 2000, primarily in the fourth quarter.

General and administrative expenses were $2,116,322 for the six months ended June 30, 2000 compared to $1,440,810 for the six months ended June 30, 1999, an increase of $675,512 or 46.9%. The increase resulted primarily from an increase in the Company's allowance for uncollectible accounts, costs associated with increased rent on the Company's expanded facility, increased insurance and taxes on the Company's increased fixed assets, and restructuring of staff and customer's relationship consistent with the new business model (primarily severance costs).

Research and development expenses were $855,791 for the six months ended June 30, 2000 compared to $1,592,750 for the six months ended June 30, 1999, a decrease of $736,959 or 46.3%. The decrease resulted primarily from cost savings related to the reduction of development efforts effective September 1, 1999, from a funding level of $240,000 per month to $120,000 per month.

Other expenses for the six months ended June 30, 2000 amounted to $253,201, which resulted from the loss on the sale of crystal growth equipment to Cree and the disposition of certain other assets.

Net interest income was $254,880 for the six months ended June 30, 2000 compared to $686,341 for the six months ended June 30, 1999, a decrease of $431,461 or 62.9%. This decrease resulted from lower interest income earned on lower cash balances, due primarily to the use of the invested proceeds from the Company's initial public offering in November 1997.

Liquidity And Capital Resources
-------------------------------

The Company has financed its operations since inception primarily through the net proceeds of its initial public offering of common stock in November 1997 and, prior to such offering, through private equity sales. Net proceeds from the Company's initial public offering were $41,072,982. During the second quarter of 2000, the Company used $2,033,827 to fund operations and $27,519 to fund capital expenditures and patent expenses. At June 30, 2000, the Company had $5,573,159 of cash and cash equivalents and $29,415,053 of working capital.

In May 2000, the Company agreed to sell its crystal growth equipment to Cree, Inc. for $5 million. This transaction resulted in a loss on disposal of fixed assets of approximately $177,000 in the second quarter of 2000. The $5 million receivable from Cree will be reduced by future purchases from Cree, with any remaining balance due in full by June 30, 2001. At June 30, 2000, the amount receivable from Cree as a result of this transaction was $3,878,239.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company believes that its exposure to market risk for changes in interest rates is not significant because the Company's investments are limited to highly liquid instruments with maturities of three months or less. At June 30, 2000 the Company had approximately $5.2 million of short-term investments classified as cash and equivalents. All of the Company's transactions with international customers and suppliers are denominated in US dollars.

Part II - Other Information

Item 4.  Submission Of Matters To A Vote Of Security Holders

The Annual Meeting of Shareholders of Charles & Colvard (formerly C3, Inc.) was held on May 15, 2000. At the meeting, the shareholders voted on the election of directors, to amend the Articles of Incorporation to change the Company name and the ratification of the selection of independent auditors. The following two nominees were each elected to the Board for a one-year term: Cecil D. Raynor and Ollin B. Sykes. Also, the Articles of Incorporation were amended to change the name of the Company from C3, Inc. to Charles & Colvard, Ltd. Additionally, the appointment of Deloitte & Touche LLP as independent auditors for the Company for the fiscal year ending December 31, 2000 was ratified. The number of votes cast for, against or withheld, as well as the number of abstentions, for each proposal are as follows:

A.  Election of Directors
------------------------------------------------------------ ------------------------ ------------------------
Director Nominee                                                    Votes For             Votes Withheld
------------------------------------------------------------ ------------------------ ------------------------
Cecil D. Raynor                                                     5,704,880                  88,634
Ollin B. Sykes                                                      5,699,851                  93,634

B.  Amend Articles of Incorporation to change the Company name from C3, Inc. to Charles & Colvard, Ltd.

                                    Votes For                   Votes Against           Abstentions
-------------------------------------------------------------------------------------------------------------------
Amend Articles of Incorporation
To change Company name              5,671,936                        84,611                  37,237

C.  Ratification of Appointment of Deloitte & Touche LLP as auditors for fiscal year ending December 31, 2000.

                                    Votes For                   Votes Against           Abstentions
-------------------------------------------------------------------------------------------------------------------
Ratification of Appointment of
Deloitte & Touche LLP               5,771,982                    17,030                       4,472


Item 6.  Exhibits And Reports On Form 8-K

(a) Exhibits

Exhibit No.       Description

   3.4            Articles of Amendment to the Company's Articles of
                     Incorporation, as filed May 17, 2000

  27.1            Financial Data Schedule

(b) Reports on Form 8-K

       The Company did not file any reports on Form 8-K during the quarter ended June 30, 2000.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Charles & Colvard, Inc. (formerly C3, Inc.)

Date:  August 10, 2000              /s/ Robert S. Thomas
                                    --------------------
                                    Robert S. Thomas
                                    President & Chief Executive Officer
                                    (Principal Executive Officer)


Date:  August 10, 2000              /s/ Mark W. Hahn
                                    ----------------
                                    Mark W. Hahn
                                    Chief Financial Officer
                                    (Principal Financial and
                                    Accounting Officer)