Form 10-Q
period 2000-09-30
CHARLES & COLVARD LTD
filed 2000-11-13
CIK 1015155

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                    FORM 10-Q


(Mark One)
[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the quarterly period ended September 30, 2000
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the transition period from _____________________to______________________


                        Commission File Number: 000-23329
                   Charles & Colvard, Ltd. (formerly C3, Inc.)
 ------------------------------------------------------------------------------
               (Exact name of Registrant as specified in its charter)

       North Carolina                                 56-1928817
----------------------------------     ----------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

           3800 Gateway Boulevard, Suite 311, Morrisville, N.C. 27560
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  919-468-0399
             -------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X No _



As of November 8, 2000 there were 7,200,979 shares of the Registrant's Common Stock, no par value per share, outstanding.

                             Charles & Colvard, Ltd.
                               (formerly C3, Inc.)
                                      Index

Part I.   Financial Information

-------------------------------------------------------------------------------
Item 1.   Financial Statements

             Condensed Statements of Operations - Three Months and Nine Months
                Ended September 30, 2000 and 1999

             Condensed Balance Sheets - September 30, 2000 and December 31, 1999

             Condensed Statements of Cash Flows - Nine Months Ended
                September 30, 2000 and 1999

             Notes to Condensed Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Part II.  Other Information

-------------------------------------------------------------------------------
Item 6.   Exhibits and Reports on Form 8-K

Signatures

Part I.   Financial Information

Item 1.   Financial Statements

                             Charles & Colvard, Ltd.
                               (formerly C3, Inc.)
                       Condensed Statements Of Operations
                                   (Unaudited)



                                      Three Months Ended September 30,            Nine Months Ended September 30,
                                    -------------------------------------    ----------------------------------------
                                           2000                 1999                 2000                  1999
                                    ----------------    -----------------    ------------------    ------------------
Net sales                           $    2,874,329       $  2,169,539        $     9,533,200       $    8,932,615
Cost of goods                            1,399,622            949,535              4,432,801            4,676,790
                                    ----------------    -----------------    ------------------    ------------------
Gross profit                             1,474,707          1,220,004              5,100,399            4,255,825

Operating expenses:
    Marketing and sales                  1,753,617          1,461,286              5,769,546            3,236,924
    General and administrative             608,751            815,843              2,725,073            2,256,653
    Research and development               279,278            682,237              1,135,069            2,274,987
   Other                                       108                 --                253,309                   --
                                    ----------------    -----------------    ------------------    ------------------
Total operating expenses                 2,641,754          2,959,366              9,882,997            7,768,564
                                    ----------------    -----------------    ------------------    ------------------

Operating loss                          (1,167,047)        (1,739,362)            (4,782,598)          (3,512,739)
Interest income, net                       106,336            291,949                361,216              978,290
                                    ----------------    -----------------    ------------------    ------------------
Net loss                            $   (1,060,711)      $  (1,447,413)      $    (4,421,382)      $   (2,534,449)
                                    ================    =================    ==================    ==================

Basic and diluted net loss
     per share                      $        (0.15)            $ (0.21)              $ (0.62)              $(0.36)
                                    =================   =================    ==================    ==================
Weighted-average common
     shares, basic and diluted            7,199,667          7,054,383              7,155,708           7,021,339
                                    ================    =================    ==================    ==================



See Notes to Condensed Financial Statements.

                             Charles & Colvard, Ltd
                               (formerly C3, Inc.)
                            Condensed Balance Sheets



                                                                     September 30, 2000          December 31, 1999
                                                                   ------------------------    ----------------------
Assets                                                                   (Unaudited)
Current Assets:
     Cash and equivalents                                           $       4,084,213          $        13,161,665
    Receivables:
         Trade                                                              1,848,571                    1,331,528
         Cree, Inc.                                                         1,101,718                           --
         Interest                                                              17,546                       74,999
     Inventories                                                           21,377,633                   14,767,888
     Prepaid expenses and other assets                                      2,358,801                      659,821
                                                                   ------------------------    ----------------------
              Total current assets                                         30,788,482                   29,995,901

Equipment, net                                                                663,430                    6,292,221
Patent and license rights, net                                                367,756                      492,780
                                                                   ------------------------    ----------------------
              Total assets                                          $      31,819,668          $        36,780,902
                                                                   ========================    ======================

Liabilities and Shareholders' Equity
Current Liabilities:
     Accounts payable:

              Cree, Inc.                                            $       1,011,350          $         2,305,218
              Other                                                           633,215                      627,704
     Accrued expenses                                                         451,265                      235,107
     Deferred revenue                                                         197,372                      118,730
                                                                   ------------------------    ----------------------
              Total current liabilities                                     2,293,202                    3,286,759

Commitments

Shareholders' Equity:
    Common stock                                                           49,226,697                   48,757,702

     Additional paid-in capital - stock options                             1,936,276                    1,951,566
     Accumulated deficit                                                  (21,636,507)                 (17,215,125)
                                                                   ------------------------    ----------------------

              Total shareholders' equity                                   29,526,466                   33,494,143
                                                                   ------------------------    ----------------------
                                                                   $       31,819,668          $        36,780,902
                                                                   ========================    ======================

See Notes to Condensed Financial Statements

                             Charles & Colvard, Ltd.
                               (formerly C3, Inc.)
                       Condensed Statements Of Cash Flows
                                   (Unaudited)




                                                           Nine Months Ended September 30,
                                                        ----------------------------------------
                                                              2000                  1999
                                                       ------------------    ------------------
Operating Activities:
Net loss                                                $    (4,421,382)          $(2,534,449)
Adjustments:
     Depreciation and amortization                              516,351               474,811
     Stock option compensation                                  158,898               210,496
    Loss on disposal of long-term assets                        267,072                    --
    Change in provision for uncollectible accounts              360,000               (27,000)
     Changes in operating assets and liabilities:
          Net change in assets                               (4,338,683)           (7,830,231)
          Net change in liabilities                          (1,884,907)            2,629,853
                                                       ------------------    ------------------
     Net cash used in operating activities                   (9,342,651)           (7,076,520)

Investing Activities:
Purchase of equipment                                           (23,772)           (3,010,790)
Patent and license rights costs                                 (48,286)             (310,001)
Proceeds from sale of equipment                                  42,450                    --
                                                        ------------------    ------------------
     Net cash used in investing activities                      (29,608)           (3,320,791)

Financing Activities:
Stock options exercised                                         294,807               366,922
                                                        ------------------    ------------------
      Net cash provided by financing activities                 294,807               366,922
                                                        ------------------    ------------------

Net decrease in cash and equivalents                         (9,077,452)          (10,030,389)

Cash and equivalents, beginning of period                    13,161,665            32,004,045
                                                        ------------------    ------------------
Cash and equivalents, end of period                     $     4,084,213           $21,973,656
                                                        ==================    ==================

Supplemental non-cash investing activity:
     In May 2000, the Company sold its crystal growth equipment to Cree, Inc.
     (Cree) for $5,000,000. The $5 million receivable from this transaction will be reduced by future purchases from Cree, with any remaining balance due in full by June 30, 2001.

Supplemental non-cash operating activity:
     During the Nine months ended September 30, 2000, there was $4,368,415 of inventory purchases financed by the receivable from Cree.

See Notes to Condensed Financial Statements.

                             Charles & Colvard, Ltd.
                               (formerly C3, Inc.)
                     Notes To Condensed Financial Statements
                                   (Unaudited)

1.  Basis Of Presentation

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all normal recurring adjustments which are necessary for the fair presentation of the results of the interim periods presented. Interim results are not necessarily indicative of results for the year. Certain reclassifications have been made to prior year's financial statements to conform to the classifications used in fiscal 2000. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999, as set forth in the Company's Form 10-K, filed with the Securities and Exchange Commission on March 27, 2000.

In preparing financial statements that conform with accounting principles generally accepted in the United States of America, management must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses reflected during the reporting period. Actual results could differ from those estimates.

The Company has adopted a strategy designed to achieve sustainable profitability and positive cash flow in 2001. In order to meet these goals, the Company believes that it must continue at least the approximate rate of growth in sales achieved in recent quarters (compared to the comparable quarter of the prior year), effectively manage its overhead costs, advertising expenditures and other expenses, as well as reduce raw material purchases and existing inventories.

During the second and third quarter of 2000, the Company realigned its overhead cost structure consistent with its new business model to lower its general and administrative expenses and it intends to continue monitoring these expenses to restrain overhead growth. With respect to advertising, the Company paid for substantially all of its fourth quarter advertising during the third quarter of 2000 and, beginning in the first quarter of 2001, the Company plans to advertise and promote its products only as resources are generated from operations. Its new business model adopted in early 2000 and this new advertising strategy are intended to allow the Company to achieve its sales targets and the Company believes its distribution channels are sufficient to achieve these goals. With respect to raw materials, the Company believes it has sufficient cash resources to meet all its remaining commitments to Cree, Inc. for the purchase of SiC crystals during the fourth quarter, which total approximately $2.1 million. The Company's commitments expire as of December 31, 2000 and it plans on purchasing a much lower volume of SiC crystals in 2001 as it lowers inventories to meet sales volume.

Assuming the Company is able to meet its sales targets and substantially reduce SiC crystal purchases and its existing inventory levels while controlling overhead and advertising costs, the Company believes that it will begin to generate positive cash flows from operating activities during 2001. However, there can be no assurances that the Company will be able to meet its objectives or that its resources will be sufficient to continue the Company's operations without additional financing if the Company is not able to meet its goals. As previously disclosed, the Company had been seeking additional financing to provide greater financial flexibility. However, these efforts have been unsuccessful and, if the Company requires additional financing in the future, there can be no assurance that the Company will be able to secure such financing or, if available, that it will be available on terms acceptable to the Company.

2.  Inventories

Inventories are stated at the lower of cost or market determined on a first in, first out basis. Test instruments are shown net of a reserve for excess inventory of approximately $377,000 and $242,000 at September 30, 2000 and December 31, 1999, respectively.

                                     September 30,          December 31,
                                          2000                  1999
                                    -----------------     -----------------
 Moissanite
   Raw materials                    $      28,536         $       371,843
   Work-in-process                      3,570,890               5,779,326
   Finished goods                      17,552,452               8,127,119
                                    -----------------     -----------------
                                       21,151,878              14,278,288

 Test Instruments                         225,755                 489,600
                                    -----------------     -----------------
 Total Inventory                    $  21,377,633         $    14,767,888
                                    =================     =================

3.  Prepaid Expenses and Other Assets

At September 30, 2000, prepaid expenses consisted of approximately $2.1 million of advertising expenses that will be changed to operations during the fourth quarter of 2000 as the advertising runs.

4.  Stock Based Compensation

During the quarter and nine months ended September 30, 2000, in accordance with Accounting Principles Board Opinion No. 25, the Company recorded compensation expense of $47,688 and $158,898, respectively, relating to stock options. Compensation expense related to stock options for the quarter and nine months ended September 30, 1999 was $58,665 and $210,496, respectively. This compensation expense is recorded in general and administrative expense in the statements of operations.

5.  Newly Issued Accounting Pronouncements

In June 1998, Statement of Financial Accounting Standards No. 133 ("FAS 133"), Accounting for Derivative Instruments and Hedging Activities, was issued. This statement establishes standards for valuing and reporting at fair value all derivative instruments as either assets or liabilities. FAS 133, as amended by FAS 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management believes the adoption of FAS 133 will not have a material effect on its financial statements.

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

Item 2. Management's Discussion And Analysis Of Financial Condition And Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's judgment on future events. Because the Company is in the early stages of building the Company's distribution channels and has not yet engaged in significant revenue-producing activities, and due to the early stage of the establishment, by Cree, Inc. ("Cree"), the Company's key supplier, of manufacturing processes the Company is subject to risks and uncertainties that could cause the Company's actual performance and results to differ materially from those projected or discussed herein. These and other risks and uncertainties are described under the heading "Business Risks" in the Company's Form 10-K for the year ended December 31, 1999, which was filed with the Securities and Exchange Commission on March 27, 2000. These risks and uncertainties could cause actual results and developments to be materially different from those expressed or implied by any of the forward-looking statements included herein.

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

Results Of Operations

Three Months ended September 30, 2000 compared with Three Months ended September 30, 1999.

Net sales were $2,874,329 for the three months ended September 30, 2000 compared to $2,169,539 for the three months ended September 30, 1999, an increase of $704,790 or 32.5%. Increased shipments of moissanite jewels were offset by a reduction in the average selling price of moissanite jewels as the Company continues to experience the effects of the volume purchase discounts offered to the Company's new domestic distribution partners, Rio Grande and Stuller, and the Company's jewelry manufacturing partners. Shipments of moissanite jewels increased in the three months ended September 30, 2000 to approximately 15,000 carats from 10,000 carats in the three months ended September 30, 1999. The Company's new partners began their distribution efforts of moissanite during the second quarter of 2000. Their respective customer bases are beginning to be introduced to Charles & Colvard created moissanite and the Company expects carat shipments to these partners to increase significantly over time. At the same time, the Company expects average selling prices to remain stable or drop slightly depending on the mix of sizes sold.

The Company's gross profit margin was 51.3% for the three months ended September 30, 2000 compared to 56.2% for the three months ended September 30, 1999. The decrease in gross margins is attributed to lower average selling prices and the establishment of a reserve against certain jewelry inventory being closed out. The Company's average selling price per carat is decreased due to the volume discounts offered to the Company's large distributors.

Marketing and sales expenses were $1,753,617 for the three months ended September 30, 2000 compared to $1,461,286 for the three months ended September 30, 1999, an increase of $292,331 or 20.0%. The increase resulted from increased advertising expenditures associated with the company's strategic global marketing program launched in the fourth quarter of 1999. This program, designed to increase consumer awareness, includes advertising on national cable television, national magazines, network television and movie theaters in certain targeted markets. The Company anticipates incurring approximately $2.2 million in expenses related to this program during the fourth quarter of 2000, essentially all of which is included in prepaid expenses in the September 30, 2000 Balance Sheet.

General and administrative expenses were $608,751 for the three months ended September 30, 2000 compared to $815,843 for the three months ended September 30, 1999, a decrease of 207,092 or 25.4%. The decrease is attributable to the decreased costs associated with the restructuring of staff consistent with the new business model, as well as lower professional fees.

Research and development expenses were $279,278 for the three months ended September 30, 2000 compared to $682,237 for the three months ended September 30, 1999, a decrease of $402,959 or 59.1%. The decrease resulted primarily from cost savings related to the reduction of development efforts by Cree effective September 1, 1999, from a funding level of $240,000 per month to $120,000 per month.

Net interest income was $106,336 for the three months ended September 30, 2000 compared to $291,949 for the three months ended September 30, 1999, a decrease of $185,613 or 63.6%. This decrease resulted from lower interest income earned on lower cash balances, due primarily to the use of the invested proceeds from the Company's initial public offering in November 1997.

Nine Months ended September 30, 2000 compared with Nine Months ended September 30, 1999.

Net sales were $9,533,200 for the nine months ended September 30, 2000 compared to $8,932,615 for the nine months ended September 30, 1999, an increase of $600,585 or 6.7%. Increased shipments of moissanite jewels were offset by a reduction in the average selling price of moissanite jewels as the Company continues to experience the effects of the volume purchase discounts offered to the Company's new domestic distribution partners, Rio Grande and Stuller, and the Company's jewelry manufacturing partners. Shipments of moissanite jewels increased in the nine months ended September 30, 2000 to approximately 50,000 carats from approximately 40,000 carats in the nine months ended September 30, 1999. The Company's new partners began their distribution efforts of moissanite during the second quarter of 2000. Their respective customer bases are beginning to be introduced to Charles & Colvard created moissanite and the Company expects carat shipments to these partners to increase significantly over time. At the same time, the Company expects average selling prices to remain stable or drop slightly depending on the mix of sizes sold.

The Company's gross profit margin was 53.5% for the nine months ended September 30, 2000 compared to 47.6% for the nine months ended September 30, 1999. The increased gross margin rate relates to significantly improved yield of moissanite jewels from SiC crystals and a higher percentage of sales of higher margin larger size jewels, which effects were partially offset by a reduction in the per carat average selling price of moissanite jewels in 2000.

Marketing and sales expenses were $5,769,546 for the nine months ended September 30, 2000 compared to $3,236,924 for the nine months ended September 30, 1999, an increase of $2,532,622 or 78.2%. The increase resulted from increased advertising expenditures associated with the company's strategic global marketing program launched in the fourth quarter of 1999. This program, designed to increase consumer awareness, includes advertising on national cable television, national magazines, network television and movie theaters in certain targeted markets. The Company anticipates incurring approximately $2.2 million in expenses related to this program during the fourth quarter of 2000, essentially all of which is included in prepaid expenses in the September 30, 2000 Balance Sheet.

General and administrative expenses were $2,725,073 for the nine months ended September 30, 2000 compared to $2,256,653 for the nine months ended September 30, 1999, an increase of $468,420 or 20.8%. The increase resulted primarily from an increase in the Company's allowance for uncollectible accounts, costs associated with increased rent on the Company's expanded facility, increased insurance and taxes on the Company's increased fixed assets, and restructuring of staff and customer's relationship consistent with the new business model (primarily severance costs).

Research and development expenses were $1,135,069 for the nine months ended September 30, 2000 compared to $2,274,987 for the nine months ended September 30, 1999, a decrease of $1,139,918 or 50.1%. The decrease resulted primarily from cost savings related to the reduction of development efforts by Cree effective September 1, 1999, from a funding level of $240,000 per month to $120,000 per month.

Other expenses for the nine months ended September 30, 2000 amounted to $253,309, which resulted primarily from the loss on the sale of crystal growth equipment to Cree and the disposition of certain other assets.

Net interest income was $361,216 for the nine months ended September 30, 2000 compared to $978,290 for the nine months ended September 30, 1999, a decrease of $617,074 or 63.1%. This decrease resulted from lower interest income earned on lower cash balances, due primarily to the use of the invested proceeds from the Company's initial public offering in November 1997.

Liquidity And Capital Resources

The Company has financed its operations since inception primarily through the net proceeds of its initial public offering of common stock in November 1997 and, prior to such offering, through private equity sales. Net proceeds from the Company's initial public offering were $41,072,982. During the nine months ended September 30, 2000, the Company used approximately $9,343,000 to fund operations and $72,000 to fund capital expenditures and patent expenses. In addition, during the same period, the Company received approximately $42,000 in proceeds from the sale of equipment and $295,000 from the exercise of stock options. At September 30, 2000, the Company had $4,084,213 of cash and cash equivalents and $28,495,280 of working capital.

In May 2000, the Company agreed to sell its crystal growth equipment to Cree, Inc. for $5 million. This transaction resulted in a loss on disposal of fixed assets of approximately $177,000 in the second quarter of 2000. The $5 million receivable from Cree will be reduced by future purchases from Cree, with any remaining balance due in full by June 30, 2001. At September 30, 2000, the amount receivable from Cree as a result of this transaction was $1,101,718.

The 4-year Development Agreement, as amended, between the Company and Cree requires the Company to fund a development program at Cree for $1.44 million annually through June 30, 2002. Either party may terminate the agreement if Cree does not meet the annual performance milestone or if the Company and Cree do not mutually agree on the performance milestones for the ensuing year.

The Company has adopted a strategy designed to achieve sustainable profitability and positive cash flow in 2001. In order to meet these goals, the Company believes that it must continue at least the approximate rate of growth in sales achieved in recent quarters (compared to the comparable quarter of the prior year), effectively manage its overhead costs, advertising expenditures and other expenses, as well as reduce raw material purchases and existing inventories.

During the second and third quarter of 2000, the Company realigned its overhead cost structure consistent with its new business model to lower its general and administrative expenses and it intends to continue monitoring these expenses to restrain overhead growth. With respect to advertising, the Company paid for substantially all of its fourth quarter advertising during the third quarter of 2000 and, beginning in the first quarter of 2001, the Company plans to advertise and promote its products only as resources are generated from operations. Its new business model adopted in early 2000 and this new advertising strategy are intended to allow the Company to achieve its sales targets and the Company believes its distribution channels are sufficient to achieve these goals. With respect to raw materials, the Company believes it has sufficient cash resources to meet all its remaining commitments to Cree, Inc. for the purchase of SiC crystals during the fourth quarter, which total approximately $2.1 million. The Company's commitments expire as of December 31, 2000 and it plans on purchasing a much lower volume of SiC crystals in 2001 as it lowers inventories to meet sales volume.

Assuming the Company is able to meet its sales targets and substantially reduce SiC crystal purchases and its existing inventory levels while controlling overhead and advertising costs, the Company believes that it will begin to generate positive cash flows from operating activities during 2001. However, there can be no assurances that the Company will be able to meet its objectives or that its resources will be sufficient to continue the Company's operations without additional financing if the Company is not able to meet its goals. As previously disclosed, the Company had been seeking additional financing to provide greater financial flexibility. However, these efforts have been unsuccessful and, if the Company requires additional financing in the future, there can be no assurance that the Company will be able to secure such financing or, if available, that it will be available on terms acceptable to the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company believes that its exposure to market risk for changes in interest rates is not significant because the Company's investments are limited to highly liquid instruments with maturities of three months or less. At September 30, 2000 the Company had approximately $3.5 million of short-term investments classified as cash and equivalents. All of the Company's transactions with international customers and suppliers are denominated in US dollars.

Part II - Other Information

Item 6.  Exhibits And Reports On Form 8-K

(a) Exhibits

Exhibit No.       Description

  27.1            Financial Data Schedule

(b) Reports on Form 8-K

       The Company did not file any reports on Form 8-K during the quarter ended September 30, 2000.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Charles & Colvard, Inc. (formerly C3, Inc.)

Date:  November 8, 2000             /s/ Robert S. Thomas
                                    --------------------
                                    Robert S. Thomas
                                    President & Chief Executive Officer
                                    (Principal Executive Officer)


Date:  November 8, 2000             /s/ Mark W. Hahn
                                    ----------------
                                    Mark W. Hahn
                                    Chief Financial Officer
                                    (Principal Financial and
                                    Accounting Officer)