Form 10-K405
period 2000-12-31
CHARLES & COLVARD LTD
filed 2001-03-29
CIK 1015155

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------
                                    FORM 10-K

(Mark One)
[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from _____________________to______________________

                       Commission File Number: 000-23329

                   Charles & Colvard, Ltd. (formerly C3, Inc.)
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

      North Carolina                                                 56-1928817
---------------------------------------------           -----------------------------------
(State or other jurisdiction of incorporation)         (I.R.S. Employer Identification No.)

3800 Gateway Boulevard, Suite 310, Morrisville, N.C.                     27560
---------------------------------------------------       -----------------------------------
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 2001 was $13,447,714. On February 28, 2000 there were 13,447,714 outstanding shares of the Registrant's common stock.

                       DOCUMENT INCORPORATED BY REFERENCE

Certain portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on May 14, 2001 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

                           FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that relate to any plans, objectives, estimates and goals. Words such as "expects," "anticipates," "intends," "plans," "believes" and "estimates" and variations of such words and similar expressions identify such forward-looking statements. Our business is subject to numerous risks and uncertainties, including variability in our quarterly operating results, an undeveloped market for our products, limited distribution channels and our dependence on third parties. These and other risks and uncertainties, many of which are addressed in more detail below in the sections entitled "Business Risks" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," could cause our actual results and developments to be materially different from those expressed or implied by any of these forward-looking statements.

                                     Part I

ITEM 1.  BUSINESS

Introduction

We are Charles & Colvard, Ltd. (formerly C3, Inc.), a North Carolina corporation that manufactures, markets and distributes Charles & Colvard created moissanite jewels (also called moissanite or moissanite jewels) for sale in the worldwide jewelry market. Moissanite, also known by its chemical name, silicon carbide
(SiC), is a rare, naturally occurring mineral found primarily in meteorites. As the sole manufacturer of scientifically-made moissanite jewels, we are creating a unique brand image which positions moissanite as a jewel in its own right, distinct from all other jewels based on its fire, brilliance, luster, durability and rarity.

Our moissanite jewels are made from SiC crystals grown by Cree, Inc. Cree has an exclusive license to a patent related to a process for growing large single crystals of SiC. We know of no other producers of SiC that could currently supply lab-grown SiC crystals in qualities, sizes or volumes suitable for use as moissanite jewels. We have certain exclusive licenses and supply rights with Cree for SiC materials to be used for gemstone applications. One of our founders and our former Chief Executive is a brother of the Chief Executive Officer of Cree. Based on the shareholdings reported in Cree's Proxy Statement dated September 27, 2000, certain of Cree's officers and directors own approximately 1.5% of our outstanding common stock.

From our inception in June 1995 through June 30, 1998, we were a development stage enterprise, devoting our resources to fund research and development of colorless, scientifically made moissanite jewels. At the same time, we assembled a management team, conducted market research and developed our strategic business plans. We began shipping moissanite to authorized retail jewelers in Atlanta and Miami/Ft. Lauderdale during the second quarter of 1998. At that time, we launched limited consumer-focused advertising and promotion activities in those areas. In addition, we entered into exclusive distribution agreements with a number of international distributors.

Through the first half of 1999, we limited our efforts to expand the distribution of moissanite jewels as a result of insufficient product availability and our lack of confidence in the quality of the SiC crystals we were receiving. Late in the second quarter of 1999, we began to receive indications that the quality of the SiC crystals was improving rapidly. The rate of improvement in the quality of the SiC crystals continued to accelerate through the end of 1999, far exceeding our expectations. At the same time, we experienced a decline in sales of moissanite jewels during the third quarter of 1999 as a result of the following:

     o   a slow growth in the addition of domestic retailers;

     o   lack of targeted retailer-driven marketing programs abroad; and
     o poor overall jewelry market performance in certain international markets.

The improved supply of SiC crystals along with the decrease in sales led to a significant increase in inventories of moissanite jewels. In December 1999, we rescheduled approximately 50% of the expected shipments of SiC crystals from Cree from the first half of 2000 to the second half of 2000. In addition, in December 2000, we agreed with Cree on a framework for 2001, pursuant to which we will be obligated to purchase SiC crystals only upon issuance and Cree's acceptance of purchase orders.

With the improvements in the supply of saleable moissanite jewels, we launched our strategic global marketing program in the fourth quarter of 1999 to spur consumer awareness of moissanite jewels. During 2001, this program is being refocused to emphasize use of public relations activities to increase consumer brand awareness while reducing higher cost print and media advertising. In addition, in March 2000, we entered into distribution agreements with Stuller Settings, Inc. and Rio Grande, two of the largest suppliers of jewelry-related products to the jewelry industry, for the North American distribution of moissanite. We have also entered into several agreements with domestic jewelry manufacturers. Through these agreements with Stuller, Rio Grande and jewelry manufacturers and the brand awareness created by our marketing program, our goal is to rapidly increase the introduction of moissanite into the domestic jewelry market while maintaining average selling prices. However, because of the early stage of development of these strategic efforts, we have no assurance that these efforts will be successful.

We made significant investments in our branding program and in developing our manufacturing and operational infrastructures during the fourth quarter of 1999 and through 2000, all in anticipation of future significant and rapid growth. During the third and fourth quarters of 2000, we restructured our operations to reduce our overall general and administrative expense levels in order to conserve cash and attempt to position the Company to achieve profitability in the future. Additionally, research and development expenses under the Development Agreement with Cree were suspended effective as of January 2001.

Our strategy for 2001 is to become profitable during the year by achieving modest growth in sales while reducing marketing and advertising costs, maintaining our lower general and administrative expense levels and curtailing research and development expenses. We believe that our sales can increase as the distribution of moissanite jewels expands domestically and internationally. Our management believes that our current infrastructure and stage of product development can support a significant growth in sales. Although our goal is to achieve profitability in 2001, we expect to continue operating at a loss through at least some of 2001. Moreover, we cannot be sure that we will ever achieve or sustain sales increases or profitability.

The Jewelry Market

In 1998 (most recently published data), worldwide retail jewelry sales exceeded $100 billion, and jewelry sales in the United States were approximately $45 billion. In 1998, the volume of natural diamond, ruby, emerald and sapphire imported into the U.S. for jewelry consumption exceeded 33 million carats. The same year more than 175 million carats of other precious and semi-precious gemstones and 275 million carats of synthetic gemstones were imported into the U.S. In comparison, slightly more than 55,000 carats of moissanite were shipped worldwide in 1999, demonstrating the rarity of this product.

Diamond Jewelry. In 1998, diamond jewelry sales were estimated to be in excess of $54 billion worldwide and over $22 billion in the U.S. In 1998, approximately 70 million pieces of diamond jewelry were sold worldwide, of which nearly 34 million were sold in the U.S. Over 90% of the diamond jewelry pieces sold domestically used settings other than engagement rings (i.e., pendants, bracelets, other rings, earrings, etc.).

Distribution Channels. Traditionally, consumers have purchased jewelry through independent and chain jewelry stores and department stores. However, in the past two decades, non-traditional distribution channels such as catalog showrooms, mass-market discounters, price clubs, mail order, TV shopping channels and electronic commerce on the internet have emerged. Moissanite is primarily sold to consumers through single and multiple location independent jewelry stores. Approximately half of the estimated 40,000 retail jewelry outlets in the United States are independent jewelry stores.

Moissanite

Moissanite is a rare, naturally occurring mineral found primarily in meteorites. Naturally occurring moissanite is generally very small in size and dark green or black in color and is not a commercially viable gemstone material. Therefore, we expect only lab-grown SiC crystals to provide a meaningful source of moissanite for jewels.

It is generally accepted that, in addition to carat size, the most important characteristics of a gemstone are beauty, durability and rarity. The beauty of a gemstone is determined by its color, brilliance, "fire" and luster. The brilliance of a gemstone is measured by its refractive index, or the extent to which it reflects light. The "fire" of a gemstone, or the breaking of light rays into the spectrum of colors, is measured by its dispersion. Luster is the amount of light that is reflected back to the observer from the surface of the gemstone. The durability of a gemstone is determined by its hardness, or resistance to scratching, and its toughness, or resistance to chipping or cleaving. The gemstone's hardness also determines the extent to which brilliance and "fire" can be highlighted by cutting with sharp, highly polished facets. Rarity is the availability or perceived availability of a gemstone.

Moissanite jewels have unique fire, brilliance, luster, durability and rarity. The refractive index and dispersion of moissanite jewels are higher than those found in other fine gemstones. We believe that the hardness of moissanite jewels is greater than all known gemstone materials except diamond. As a result, moissanite jewels, like diamond, can be cut with sharp, highly polished facets that accentuate their brilliance and "fire." The cutting specifications for moissanite jewels are designed to maximize the brilliance and fire inherent in the material. Additionally, we evaluate the finished jewels to exacting standards with automated video-imaging equipment and specially trained quality control personnel. Due to the very rare natural occurrence of moissanite and the proprietary and technical limitations in producing mass quantities of jewel quality moissanite, we believe that moissanite is among the rarest of jewels.

In addition, other physical properties of moissanite jewels compare favorably to fine gemstones and will aid in jewelers' acceptance of our products. Moissanite jewels, like diamond, can withstand high temperatures, which allows jewelers to make extensive repairs to the jewelry setting without removing the jewel and to use the same basic methods that are used to repair diamond jewelry.

Because of its unique atomic structure, moissanite can be grown in a variety of colors including blue, green or yellow. Additionally, although none have been produced to date, the color red is theoretically possible to grow. To date, we have focused our development, manufacturing and distribution efforts on the colorless form of moissanite although we have sold limited quantities of green moissanite.

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

2. The Mohs Scale is a relative scale only, and quantitative comparisons of different gemstone materials cannot be made directly using the Mohs Scale. Moissanite gemstones are approximately one-half to one-third as hard as diamond.

3. With the exception of the "Moissanite: A New Synthetic Gemstone Material" and "Synthetic Moissanite: A New Diamond Substitute" articles, the physical properties of moissanite jewels set forth in the preceding table utilized materials from SiC crystals produced by parties other than the Cree or us. These crystals had various sizes, colors and atomic structures that we believe made them unsuitable for use as a gemstone. We have conducted tests on the hardness, toughness and refractive index of samples of our jewels, and the results of these tests are consistent with the results reported in this table. Because we, through development programs with Cree, continue to work toward improved quality of SiC crystals, the specific properties of the moissanite jewels that may eventually be commercialized are not now known. However, we believe that the physical properties of our moissanite jewels will fall within the ranges of the moissanite shown in this table.

Products and Product Development

Moissanite Jewels. We primarily sell colorless moissanite jewels cut in a variety of shapes including round, princess, radiant, oval, marquise, pear and trillion shapes in sizes ranging from 2 to 9mm (approximately .05 to 2.3 carats). We have also distributed a limited quantity of green moissanite jewels to evaluate the market potential of colored moissanite. We may elect to offer, from time to time, additional cuts, sizes or colors of moissanite jewels.

Amended and Restated Exclusive Supply Agreement with Cree. On June 6, 1997, we entered into an Amended and Restated Exclusive Supply Agreement (Exclusive Supply Agreement) with Cree pursuant to which we have agreed to purchase from Cree at least 50%, by dollar volume, of our SiC crystal requirements for the production of gemstones in each calendar quarter during the term of the Agreement and Cree has agreed to supply this amount of crystals to us. Although we are obligated to purchase only

50% of our requirements from Cree, we do not believe there are currently any other alternative sources of supply for SiC crystals suitable for gemstones. Therefore, at the present time, we are dependent on Cree as our sole source of supply of lab-grown SiC crystals. Under the Exclusive Supply Agreement, Cree has agreed not to sell SiC crystals for gemstone applications to anyone other than us. The Exclusive Supply Agreement sets the price for SiC crystals at Cree's loaded manufacturing cost plus a margin, which margin may increase if the price of crystals declines below a specified amount. In December 2000, we agreed with Cree on a framework for purchases of SiC crystals during 2001. Under the terms of the Agreement, we will be obligated to purchase SiC crystals only upon issuance and Cree's acceptance of purchase orders. The price paid to Cree will be based upon a set price per gram for specified SiC crystals. We have issued purchase orders for approximately $400,000 of SiC crystals during the second quarter of 2001.

Under the terms of the Exclusive Supply Agreement, when our orders for SiC crystals exceed the capacity of the existing crystal growth systems, Cree may, at its sole discretion, require us to purchase the additional growth systems needed or fund the cost of the systems on its own and recoup its costs by incorporating the costs of the additional systems into the cost of the SiC crystals. If we fund the costs of the crystal growth systems, Cree must use 100% of the output from these systems for our needs, unless the excess production exceeds our then-current needs, in which case Cree may sell such SiC crystals to any of its other customers for any use other than jewel applications. The title to these crystal growth systems passes to Cree once we have fully depreciated them. In May 2000, we sold our crystal growth equipment to Cree for $5 million. If Cree elects to fund the cost of additional growth systems on its own, we have no assurance that Cree will sell all of the output from these crystal growth systems to us or fill all of our orders, but Cree will be obligated to use the capacity to supply the quantities that we are required to purchase. Additionally, when Cree adds new crystal growth systems, we must commit to purchase all of the output of the new systems for at least six months. Any delay or reduction in the availability of SiC crystals could delay or limit our ability to deliver and sell our moissanite jewels, which would have a material adverse effect on our operating results.

The Exclusive Supply Agreement also restricts us from entering into numerous types of arrangements with certain parties. See "Marketing and Distribution -- Distribution." The Agreement has an initial term through June 2005, which may be extended for an additional ten years by either party if an order threshold is met. We have met this order threshold and expect to extend the term of the Agreement.

Amended and Restated Development Agreement with Cree. On July 1, 1998, we entered into an Amended and Restated Development Agreement (Development Agreement) with Cree in order to increase the yield of useable material in each SiC crystal manufactured by Cree for use in the production of moissanite jewels. In June 1998, Cree began to produce 2-inch crystals, and in March 1999 Cree produced a 3-inch crystal meeting mutually agreed upon volumes of useable material. A 3-inch crystal can produce approximately twice as many moissanite jewels as a 2-inch crystal with the same percentage yield of useable material. Future activities under the development program will focus on improving the manufacturing process for 3-inch crystals, with continued efforts to maximize the crystal volume and quality. The Development Agreement establishes performance milestones, primarily focused on yield improvement, and contemplates that we, along with Cree, will revise the performance milestones annually to provide both parties with more flexibility to pursue further color and yield improvements on both 2-inch and 3-inch diameter crystals. In conjunction with the December 2000 agreement regarding the framework for SiC crystal purchases during 2001, effective January 1, 2001, our funding obligation under the Development Agreement is suspended through June 30, 2001. We spent $1.4 million under development arrangements with Cree in 2000, $2.4 million in 1999 and $3.1 million in 1998.

Moissanite/Diamond Test Instrument. Jewelry industry employees commonly rely on gemstone test instruments using thermal properties to distinguish diamond from other gemstones or diamond simulants such as synthetic cubic zirconia. Because the thermal properties of moissanite jewels are relatively close to those of diamond, such instruments have not reliably differentiated between diamond and moissanite jewels. Although gemologists trained in the physical properties of moissanite jewels may find a number of ways to distinguish moissanite from diamond, we believe that a moissanite/diamond test instrument must be available to jewelers and pawnbrokers to help prevent fraud.

Our moissanite/diamond test instrument, the Tester Model 590, which distinguishes moissanite jewels from diamonds in the colors and clarities most commonly sold by retail jewelers, is used in conjunction with existing thermal test instruments. A number of other companies have introduced devices that claim to distinguish moissanite jewels from diamonds at retail prices comparable to the Tester Model 590. We cannot be sure that a significant market will develop for our test instrument, that other competing devices will not be introduced or that other readily available means will not be developed for effectively distinguish moissanite jewels from diamond.

We have achieved our goal of assuring a reliable means for the jewelry industry to distinguish moissanite from diamond. Therefore, we may seek other distribution opportunities for the test instrument to allow us to focus primarily on the marketing and distribution of moissanite jewels.

Moissanite/Diamond Test Instrument Component. Under a letter agreement (Instrument Agreement) dated February 12, 1996, Cree is the sole supplier of a proprietary component used in our Tester Model 590. Under the Instrument Agreement, which expires in 2016, we are obligated to purchase all of our requirements for that component from Cree, and Cree must sell those components exclusively to us. In addition, we are obligated to pay Cree a royalty of 2.5% of net sales of all test instruments incorporating the Cree component. Although to date Cree has supplied a sufficient quantity of this component, if Cree were to fail to deliver this component, as required, we would not be able to manufacture additional test instruments.

Intellectual Property

Intellectual Property of the Company. We have U.S. product and method patents for moissanite jewels, expiring in 2015, under which we have broad, exclusive rights to manufacture, use and sell moissanite jewels in the United States. We have pending applications for these same patents in a number of foreign jurisdictions. In addition, we have a U.S. apparatus and method patent for the Tester Model 590, expiring in 2016, that covers the physical structure and the testing techniques employed in the Tester Model 590. This patent gives us exclusive rights to manufacture and sell the Tester Model 590 in the United States. We also have other patents and patent applications pending related to certain methods of producing moissanite jewels and related technologies. In addition, we have certain trademarks and pending trademark applications that support the Charles & Colvard moissanite branding strategy. Although we intend to enforce our patent and trademark rights and vigorously prosecute all our patent applications, we cannot be sure that such actions will be successful, that any additional patents will be issued, that any issued patent will not be challenged, invalidated or circumvented or that any issued patent will have any competitive or commercial value.

Our success and our ability to compete successfully depends heavily upon our proprietary technology. In addition to our patents and pending patents, we rely on trade secret laws and employee, consultant and customer confidentiality agreements to protect certain aspects of our technology. We cannot be sure that we will be able to protect our proprietary technology from disclosure or that others will not develop technologies that are similar or superior to our technology.

While we have not received any claims that our products or processes infringe on the proprietary rights of third parties, we have no assurance that third parties will not assert such claims against us with respect to our existing and future products. Litigation to determine the validity of any third party's claims could result in significant expense and divert the efforts of our technical and management personnel, whether or not such litigation is determined in our favor. In the event of an adverse result of any such litigation, we could be required to expend significant resources to develop non-infringing technology or to obtain licenses for, and pay royalties on the use of, the technology subject to the litigation. We have no assurance that we would be successful in such development or that any such license would be available on commercially reasonable terms.

Proprietary Technology of Cree. Cree, our current source for development and supply of lab-grown SiC crystals, has developed or licensed numerous proprietary processes for the growth of SiC crystals for use in semiconductor, laser and other applications. Our founders recognized the potential use of SiC as a moissanite jewel and obtained the exclusive right to purchase SiC crystals from Cree for moissanite jewels and gemological instrumentation. We believe that Cree is currently the only producer of SiC crystals in sizes and qualities suitable for commercial production of moissanite jewels. Cree has significant proprietary rights related to its processes for growing SiC crystals, including an exclusive license on a patent for a process of growing large single crystals of SiC. This patent expires in years ranging from 2006 to 2011, depending on the country in which issued. In addition, Cree has a patent for a process for growing colorless SiC and other patents relating to certain aspects of its SiC crystal growth process. To further protect its proprietary SiC crystal growth process, Cree internally produces the crystal growth systems used to produce its SiC crystals. We have a royalty-free, perpetual license to use the technology covered by Cree's colorless SiC patent in moissanite jewel applications.

We depend heavily for our success on Cree's technology and ability to successfully produce SiC crystals suitable for the production of Charles & Colvard created moissanite.

Manufacturing

The production of moissanite jewels includes the following steps:

     o   growing SiC crystals;
     o   designing shapes with proportions unique to moissanite jewels;
     o cutting crystals into preforms that will yield jewels of an approximate carat weight and millimeter size;
     o   faceting preforms into jewels; and
     o   inspecting, sorting and grading faceted jewels.

Growth of SiC Crystals. Cree grows SiC crystals for us in accordance with the terms of the Exclusive Supply Agreement, as amended. Under the Exclusive Supply Agreement, Cree is required to sell to us all of the crystals grown in a specified number of crystal growth systems without charging us for such crystal growth systems. In addition, Cree must sell to us all the crystals grown in the crystal growth systems acquired by us from Cree, unless Cree's capacity exceeds our then-current needs, in which case Cree may sell SiC crystals produced by these systems to any of its other customers for any use other than moissanite jewel applications. Currently, we are not using 100% of our available crystal growth capacity at Cree. We may increase our production capacity from Cree upon appropriate notice to Cree. If we order a quantity of crystals that will require Cree to acquire additional crystal growth systems, Cree may elect, in its sole discretion, to have us purchase the additional growth systems that will be needed or to fund the costs on its own and recoup its costs by incorporating the costs of the systems into the cost of the SiC crystals sold to us.

We routinely evaluate the yield and quality of saleable moissanite jewels from SiC crystals being produced by Cree. The yield of saleable moissanite jewels from each crystal is the most significant factor affecting the volume and cost of moissanite jewels available for sale. Yield of saleable moissanite jewels is dependent on the quality of the crystals. Improvements in crystal quality increase the volume, or yield, of moissanite jewels from a crystal and decrease the cost of each moissanite jewel produced.

From mid-1999 to mid-2000, Cree showed marked improvement in SiC crystal quality, resulting in an increased yield of saleable jewels from both 2-inch and 3-inch diameter crystals that far exceeded our expectations. Beginning in mid-2000, as we reduced our production with Cree, the crystal quality stabilized.

Designing Shapes with Proportions Unique to Moissanite Jewels. Maximizing the light reflecting from a faceted moissanite jewel requires the design of shapes with unique proportions and angles. We create proprietary designs, using computer modeling, to display the maximum light reflection based on the optical properties (i.e., refractive index, dispersion and luster) of moissanite jewels. The first shape we developed applying these computer models was a unique version of the round brilliant cut. Most recently, we have designed oval, marquise, pear and heart fancy shapes that eliminate dark areas commonly found in other gemstones with similar cuts. We believe these proprietary designs are the basis for the superior optical performance quality observed in faceted moissanite jewels.

Preforms. We divide all SiC crystals through slicing and dicing processes into preforms in sizes suitable for faceting into predetermined calibrated-size moissanite jewels. We use readily available automated and computerized equipment along with proprietary technology developed in-house to slice and dice crystals into preforms. We believe that this equipment will enable us to maximize the number of preforms we can obtain from each SiC crystal.

Faceting Moissanite Jewels. The faceting of preforms is a critical stage in obtaining quality jewels. The techniques and skills used in faceting moissanite jewels differ somewhat from those used in faceting diamonds and other gemstones. We currently outsource the faceting of our moissanite jewels, other than faceting for research and product development purposes, which we conduct internally. We have three suppliers of volume faceting services, all located in Asia, and we have been satisfied with the capabilities and performance of these three suppliers. We intend during 2001 to source faceting services primarily from two of these existing suppliers, and we will depend on their ability to provide an adequate quantity of quality faceted moissanite jewels. We cannot be sure that they will be able to continue to produce our quality specifications for faceting and meet our quantity and time requirements.

We have entered into a multi-year agreement with our primary supplier of faceting services, John M. Bachman, Inc. (JMB). Pursuant to this agreement and related amendments, we advanced $380,000 to JMB to expand the production facilities of its affiliate which facets our moissanite jewel preforms. Approximately $40,000 of the advanced funds remains outstanding as of February 28, 2001, and JMB is repaying these funds through reductions to the per piece cutting charges. We have a right of first refusal to acquire any excess gemstone cutting capacity from JMB's affiliate and any equity securities offered by JMB or its affiliate. The term of our agreement with JMB is through December 31, 2003; however, we have the right to terminate the agreement at any time upon 90 days written notice. Under this agreement, JMB has agreed to grant, and to cause its affiliates to grant, to us a perpetual, non-exclusive, royalty-free license to use any inventions or proprietary information developed by or for JMB or its affiliates that is useful in the faceting of moissanite jewels.

Inspection, Sorting and Grading. Once faceted moissanite jewels are currently returned to us, we inspect, sort and grade them. During this stage, specially trained personnel individually examine and grade each moissanite jewel against certain quality parameters. In addition, we process a sample of each batch through an image analyzer for exacting quality control. This phase of manufacturing is relatively labor-intensive and requires skills not readily available in the general work force. In the future, we may elect to outsource certain portions of this stage of the manufacturing process to an independent third party. Any third parties to which these processes are outsourced will be required to adhere to our rigorous quality control and monitoring standards. We have no assurance that we will be able to hire or retain sufficient numbers of appropriately skilled personnel for this phase of manufacturing, find and enter into acceptable agreements with third party vendors or that such vendors will be able to provide accurate inspection, sorting and grading services on a timely basis.

Moissanite/Diamond Test Instrument. We contracted with an unaffiliated third party for the assembly of our moissanite/diamond test instrument from components produced by third parties. The initial production runs are complete, and we believe that, except for a component containing a proprietary semiconductor chip made by Cree, the components and assembly functions would be readily available from a wide variety of other suppliers for additional production volumes.

Marketing and Distribution

Marketing

Domestic. We continued to expand distribution channels throughout 2000, and we are receiving valuable feedback from both our distribution and manufacturing partners as how to refine our marketing to address both retail jewelers and consumers. Beginning in the fourth quarter of 1999 and continuing throughout 2000, we executed a global marketing strategy, initially focusing on advertising to our target consumer (working females ages 25-55) in the US. We focused that advertising on network and cable television, in-theater movie advertising and print advertising, primarily in high-end fashion magazines.

We believe our 2000 marketing and advertising strengthened the image and reputation of moissanite and Charles & Colvard, and while we did not receive an immediate or direct increase in our sales, the advertising helped introduce moissanite to consumers. The advertising also encouraged more retailers to carry the product and provided support to our existing customers. We believe that the marketing and advertising program resulted in a consistent and positive message for moissanite and set the stage for our future public relations and advertising efforts, positioning moissanite as a unique and desirable product in a crowded jewelry marketplace.

Public relations activities have been an integral and important component of our marketing strategy. Key public relations activities in 2000 included the following:

     o developing relationships with various celebrities to wear jewelry featuring Charles & Colvard created moissanite jewels;
     o   generating coverage in fashion and popular press; and
     o developing news stories to be carried on local television news programs.

We believe that the value of celebrities wearing moissanite is the trend-setting ability of these individuals who will expand awareness among influential Hollywood celebrities, drive consumer demand and help us in our efforts to expand distribution.

Our press coverage during 2000 included 46 television stories, 82 newspaper articles and 69 magazine articles (consumer, jewelry trade and marketing trade). For example, in 2000 moissanite jewels were featured in People, Marie Claire, Reuters News Service, and ABC's "The View," "E Entertainment Television" and FOX Television. The corresponding gross consumer impressions from this coverage in 2000 exceeded 28 million in the U.S. alone.

Our domestic goal for 2001 is to create more consumer impressions for moissanite than were achieved in 2000 while making smaller investments in advertising. We will focus on public relations programs concentrating on grassroots marketing and thought leadership with women influential to our target market. Additionally, we will continue to focus on generating consumer impressions through newspaper and magazine articles and television news segments. For example, in February 2001, moissanite jewels were featured in an article in USA Today and on ABC's "20/20" news program. These two pieces alone earned gross consumer impressions in excess of 16 million.

We have also planned limited, focused advertising in Professional Jeweler and similar jewelry trade publications during 2001. In addition, we have participated or plan to participate in the following jewelry trade shows for the first half of 2001:

     o   JCK Orlando (late January)
     o   Professional Jeweler, Fine Jewelry Show at Tucson (early February)
     o   SJTA, Atlanta Jewelry Show (late February)
     o   JCK Las Vegas (early June)

International. Internationally, we work with our distributors to develop appropriate advertising and marketing campaigns targeting specific geographic regions, building on the marketing themes developed in the US. Pursuant to our international distribution agreements, we provide co-op incentives to use approved advertising that supports the brand image for Charles & Colvard created moissanite. The exclusive distributors are responsible for all advertising and marketing efforts and expenses in their territories. We may provide other advertising and promotion incentives in other international markets to grow jewelry trade and consumer awareness.

We plan to advertise to the international jewelry trade through GEMKEY and Jewelry News Asia. During the first half of 2001, we plan to participate in Messe Basel, the largest and most prestigious international jewelry show.

Distribution

Domestic. We believe that moissanite is best sold through retail channels in which the retailer has an adequate opportunity to effectively educate the consumer on moissanite's unique qualities.

We began shipping moissanite to our authorized retail jewelers in Atlanta and Miami/Ft. Lauderdale during the second quarter of 1998, and, in July 1998, we launched limited consumer-focused advertising and promotion activities in those areas. During the second half of 1998, and through the first half of 1999, we limited our efforts to expand the distribution of moissanite jewels as a result of insufficient product availability and our lack of confidence in the quality of the SiC crystals we were receiving. As our confidence in our supply of moissanite increased, we attempted to expand the number of retailers carrying moissanite during the second half of 1999. However, we were not able to increase the number of these jewelers necessary to achieve our business objectives.

By the end of 1999, 237 domestic independent jewelers were carrying Charles & Colvard created moissanite. Sales in 1999 to our independent jewelers totaled approximately $4.1 million. In order to more rapidly expand the distribution of moissanite, in May 2000 we transitioned from selling moissanite jewels directly to independent retail jewelers to allowing independent retail jewelers to access loose moissanite jewels and moissanite jewelry through respected, established jewelry distributors. We have entered into distribution agreements for North America with two large distributors, Stuller Settings, Inc. and Rio Grande, and certain jewelry manufacturers. Established in 1970, Stuller is one of the world's largest suppliers of jewelry-related products, providing over 100,000 different items to the jewelry industry. Through its innovative manufacturing and distribution techniques, Stuller provides timely delivery of its products to over 40,000 retail jewelry customers, primarily in North America. Stuller's products include findings (jewelry ready to have a gemstone mounted in it), finished jewelry, loose diamonds, colored gemstones, tools and supplies and metals. Rio Grande was started over 50 years ago and is a respected industry leader in jewelry manufacture and distribution. Rio Grande carries over 24,000 products for the jewelry trade, and the Rio Grande Gems & Findings catalog is the largest catalog of its type in the world. Rio Grande's customer-base is primarily focused on manufacturers of jewelry from independent jewelers that create custom jewelry to the largest manufacturers of jewelry in North America.

Additionally, we have entered into arrangements with several jewelry manufacturers that design and manufacture lines of jewelry containing moissanite jewels. We have granted these jewelry manufacturers non-exclusive rights to sell their lines of jewelry to independent retail jewelers as well as jewelry store chains and department stores that meet certain predetermined criteria. Jewelry retailers have access to loose moissanite jewels from Stuller and Rio Grande and to jewelry containing moissanite jewels from Stuller and these jewelry manufacturers.

We believe that moissanite jewels provide retailers with an opportunity to earn a profit margin comparing favorably to other jewelry products and allow the retailer to distinguish our product line from other jewelers in the highly competitive retail jewelry market. We also believe these margins create incentives for retailers to maximize their sales and promotional efforts, resulting in additional consumer demand for our moissanite jewels. To date, those jewelers that carry and promote moissanite have reported significant success with the product.

We believe that distributing moissanite jewels through Stuller and Rio Grande as well as certain jewelry manufacturers and designers provides retail jewelers with maximum flexibility to develop their businesses with moissanite. Those jewelers that prefer to create their own jewelry to meet the needs of their individual market areas will be able to purchase the loose jewels through Stuller or Rio Grande, with which many of them already have relationships. Those jewelers that wish to purchase finished jewelry for sale in their store may do so either through Stuller or any of the jewelry manufacturers working with moissanite.

The quality, design and workmanship of the settings chosen by Stuller, manufacturers, designers and retailers affects consumer perception and acceptance of our products, and our control over these elements is limited to our pricing policy. Beyond that, we believe that the success of Charles & Colvard created moissanite will be determined by the power and the precision of our brand-building program. We continue to evaluate the most appropriate structure for distribution in North America and may, in certain circumstances, enter into additional distribution arrangements, including arrangements with selected department stores and distribution channels such as moissanite retail stores, catalog sales or internet sales.

International. We currently distribute moissanite jewels in substantially all of Western Europe and certain territories in Southeast Asia. We have approximately 30 international distributors and intend to increase this number. All sales to international customers are denominated in U.S. dollars. Generally, we require full payment before merchandise is shipped to these customers. However, once a customer has established a purchase history, we may grant net 30 day payment terms to our international customers.

The Exclusive Supply Agreement with Cree prohibits us, without Cree's consent, from entering into an exclusive marketing or distribution agreement with DeBeers or any party that Cree reasonably believes is affiliated with any of the following parties:

     o   DeBeers;
     o the Central Selling Organization (the international cartel of diamond producers);
     o any party whose primary business is the development, manufacture, marketing or sale of diamond gemstones; or
     o   any non-gemstone and non-jewelry industry competitor of Cree.

These provisions may limit our potentially available avenues of distribution and could prevent us from entering into certain potentially profitable transactions.

Diamond/Moissanite Test Instrument. We sell our moissanite/diamond test instrument directly to jewelers, gemologists and pawnbrokers through direct mailings, advertisements in trade publications and at trade shows. We shipped approximately 1400 instruments in 2000. In addition, we have retained non-exclusive distributors to distribute the test instrument in some U.S. markets and through exclusive distribution agreements in certain territories internationally. We may enter into other distribution agreements, or may license, form joint ventures or sell certain rights to the test instrument as we deem appropriate.

Competition

Moissanite jewels. Gemstone materials can be grouped into three types:

     o   natural gemstone, which is found in nature;
     o synthetic gemstone, which has the same chemical composition and characteristics of natural gemstone but is created in a lab; and
     o simulated or substitute material, which is similar in appearance to natural gemstone but does not have the same chemical composition.

Our moissanite jewel, which is positioned as a unique new jewel, may compete with fine gemstones such as ruby, sapphire, emerald and tanzanite as well as with natural and treated diamonds and existing synthetic gemstones such as synthetic cubic zirconia. We may also face competition from additional gemstones such as synthetic diamonds, synthetic diamond films and other sources of synthetic moissanite not presently available in qualities, sizes and volumes suitable for use as gemstones. Most of the suppliers of diamonds and other fine gemstones, as well as the suppliers of synthetic gemstones, have substantially greater financial, technical, manufacturing and marketing resources and greater access to distribution channels.

The worldwide market for large, uncut high-quality diamonds is significantly consolidated through the Central Selling Organization, a cartel led by DeBeers. The cartel has a major impact on the worldwide supply and pricing of these diamonds at both the wholesale and retail levels. Although we believe that our jewels appeal primarily to the consumer who would not otherwise purchase comparable diamond jewelry, diamond producers may undertake additional marketing or other activities designed to protect the diamond jewelry market against sales erosion from consumer acceptance of moissanite jewels.

We may also face competition from treated diamonds. Treated diamonds, which are natural diamonds with imperfections or flaws that have been altered in some manner to enhance their appearance, are presently available in the jewelry industry and are generally less expensive than diamonds of similar size, cut and color, which have not been altered. Synthetic diamond in gemstones or film form may also become available in the marketplace and compete with our jewels. Synthetic diamonds are regularly produced for industrial applications, but we believe that gemstone quality synthetic diamonds presently cannot be produced at prices competitive with those currently offered for our colorless moissanite jewels. The primary producers of these synthetic diamonds are DeBeers, Sumitomo and GE. There are also a number of Russian producers of synthetic diamonds for industrial uses. In addition, development-stage companies, such as the Gemesis Corporation headquartered in Florida, are working to develop cost effective means of producing gem quality synthetic diamonds. Synthetic diamond films can be grown at commercially viable prices in thicknesses that can be applied to other surfaces, but these films adhere well to only a few minerals such as diamond, silicon and SiC (moissanite). There could, however, be technological advances that would enable competitively priced synthetic diamond in gemstone or film form to be offered.

Although we believe that our products have a proprietary position, we could face competition from other companies that develop competing SiC technologies. Some of these technologies could be developed by producers of SiC used for other industrial applications. Manufacturers of industrial SiC products include The Carborundum Corporation, for abrasive uses, and Cree, Siemens AG, ABB and Northrup Grumman Corporation, for semiconductor uses. We believe that Cree is currently the only supplier of SiC crystals in colors, sizes and volumes suitable for gemstone applications, and we believe that the patents owned or pending by Cree or us provide substantial technological, legal and cost barriers to other companies' development of colorless moissanite jewels. It is possible, however, that these or other producers of SiC could develop SiC crystals suitable for gemstone applications and produce moissanite jewels until we could obtain judicial enforcement of our patent rights.

We may also face competition from synthetic cubic zirconia, the principal existing diamond simulant and, to a lesser degree, other synthetic gemstones. The largest producer of synthetic cubic zirconia gemstones is Signity, a new company formed by the merger of Swarogem (a subsidiary of D. Swarovski & Co.) and Golay Buchel. In addition, there are a significant number of other producers of jewelry containing synthetic gemstones. Three of the largest retailers of synthetic cubic zirconia jewelry in the United States are QVC, Home Shopping Network and Wal-Mart. Some of the major retailers of synthetic cubic zirconia, including QVC, have captive manufacturing divisions that produce synthetic cubic zirconia jewelry. These producers and sellers may see their markets being eroded by the introduction of our moissanite jewels. We believe that price is the primary basis upon which these products will compete with our moissanite jewels.

We intend to compete primarily on the basis that the unique qualities of our moissanite jewels are distinct from all other jewels based on their fire, brilliance, luster and durability. In addition, we believe that the Charles & Colvard created moissanite brand, which is being developed pursuant to our strategic global marketing program, will create a long-term competitive advantage for our products. Additionally, we believe that moissanite jewels have a significant cost advantage over other fine gemstones, especially in the one-carat size and larger. Our competitive success depends on the following:

     o the willingness and ability of our jewelry distributors and other jewelry suppliers, manufacturers and designers to market and promote moissanite jewels to the retail jewelry trade;
     o the willingness of distributors, retailers and others in the channel of distribution to purchase loose moissanite jewels and the willingness of manufacturers, designers and retail jewelers to undertake setting of the loose jewels;
     o the ability of manufacturers, designers and retail jewelers to select jewelry settings that encourage consumer acceptance of and demand for our jewels;
     o the ability of jewelry manufacturers and retail jewelers to set loose moissanite jewels in jewelry with high quality workmanship; and
     o the ability of retail jewelers to effectively market and sell moissanite jewelry to consumers.

We cannot be sure that we will be able to obtain the materials and services needed to deliver our products or to otherwise compete successfully in the marketplace.

Moissanite/Diamond Test Instrument. Our proprietary, patented moissanite/diamond test instrument, the Tester Model 590, faces competition from other devices that distinguish moissanite jewels from diamond. The Tester Model 590, working in conjunction with existing thermal test instruments, readily distinguishes loose moissanite jewels and moissanite jewels set in jewelry from diamond in the colors and clarities most often sold by jewelers. Our competitors may introduce less expensive devices, or gemologists trained in the physical properties of moissanite jewels may develop less expensive methods of distinguishing moissanite jewels from diamond. We have no assurance that a market for moissanite/diamond test instruments will develop or that we will be able to successfully compete in that market, if it develops.

Government Regulation

Our products are subject to regulation by the Federal Trade Commission (FTC). The FTC has issued regulations and guidelines governing the marketing of synthetic gemstones and other gemstones similar to diamond that require such gemstones to be clearly identified in any promotional or marketing materials. While we intend to comply fully with all FTC regulations, we cannot be sure that the FTC or a competitor will not challenge our promotional or marketing activities. Such a challenge could result in significant expense and divert the efforts of our management, whether or not such challenge is resolved in our favor. If our actions were found to be in violation of FTC regulations, we could be forced to suspend marketing and sales of our products and could incur significant expenses in developing new marketing strategies and materials that would not violate FTC regulations. We cannot be sure that we would be successful in developing new marketing strategies and materials that would comply with FTC regulations or that such strategies, once developed, would allow us to market our products profitably.

Employees

At March 1, 2001, we had 34 employees. We believe that our future prospects will depend, in part, on our ability to retain our current employees and to obtain additional management, marketing, sales, manufacturing, scientific and technical personnel. Competition for such personnel is substantial, and the number of persons with relevant experience is limited. None of our employees is represented by a labor union. We believe that our employee relations are good.

Business Risks

In addition to the other information in this Form 10-K, you should carefully consider the following important factors that in some cases have affected, and in the future could affect, our actual performance and results and could cause our actual results of operations to differ materially from those expressed in any of our forward-looking statements.

We have sustained operating losses since inception, we have an accumulated deficit and we may not achieve profitability.

We incurred substantial operating losses from our inception through December 31, 2000, with an accumulated deficit of approximately $24.3 million as of December 31, 2000. Such losses resulted principally from:


     o slower than anticipated sales growth and market acceptance of moissanite jewels;
     o greater than anticipated marketing and advertising expenses to achieve sales growth;
     o   the costs of development of sales, marketing and distribution channels;
     o research and development costs for silicon carbide (SiC) crystals and moissanite jewels;
     o difficulties obtaining SiC crystals from its sole supplier in desired qualities, sizes and volume; and
     o   growth in general and administrative expenses until recent periods.

We may incur significant operating losses in the future as we continue our marketing, sales, distribution and other strategic efforts. There can be no assurance that we will be able to successfully commercialize our products or that profitability will be achieved or, if achieved, that such profitability will be sustained.

If we cannot maintain adequate operating capital, our business will suffer.

We had substantially less liquidity at December 31, 2000 than we had on December 31, 1999. At December 31, 2000, our cash and cash equivalents have decreased to approximately $3.8 million. Although we raised approximately $6.2 million in February 2001 through our sale of common stock to shareholders, a continuation of operating losses may eliminate our remaining cash balances in future periods. On a going forward basis, operations may not provide sufficient internally generated cash flows to meet our projected requirements. In order to achieve positive cash flows, we have implemented plans designed to improve sales, effectively manage our overhead costs, advertising expenditures and other expenses, as well as reduce raw material purchases and existing inventories. However, we may not achieve these goals and we cannot be sure that we will be able to continue to finance our operations.

Sources for needed capital have not yet been identified and may not be available.

Although we recently raised approximately $6.2 million through the sale of common stock to shareholders, the net proceeds from this sale, combined with internally generated cash, may not be sufficient to enable us to market moissanite jewels and conduct operations, in which event we will have to seek additional capital from other sources. We have been unsuccessful in securing other means of financing in recent periods and we may not be successful in obtaining financing in future periods. To the extent, if any, that we are able to obtain equity capital from other sources, the issuance of more shares of stock may dilute the economic interest of then current shareholders and will dilute their voting interests. To the extent, if any, that we are able to obtain debt financing, the terms of such financing may be expensive and may subject us to covenants that materially restrict us.

We overbuilt our inventory position.

During 1999 and 2000, we overbuilt our inventory position in anticipation of substantially greater sales growth than we have experienced to date. As of December 31, 2000, our inventories were approximately $23.1 million. This has placed a serious drain on our cash resources and will continue to do so unless we can effectively manage future growth of inventories by reducing purchases of raw materials from our supplier and by increasing sales. If and to the extent that we determine that the asset value of our inventory is less than its book value, it will be necessary for us to charge the reduction in asset value of such inventory against our earnings.

Our business operations could be adversely affected if we do not manage our growth effectively.

We have experienced rapid growth in sales and such growth may continue in the future if the commercialization of moissanite jewels is successful. During 2000, the Company shifted its distribution and advertising strategy to place more emphasis on marketing through jewelry distributors and to control advertising and overhead expenditures. Periods of rapid growth place a significant strain on our personnel and other resources, particularly when the Company needs to manage its liquidity and cash expenditures carefully. Our strategy will require us to achieve rapid growth while curtailing expenditures and motivating our employee base. We also will be required to manage multiple relationships with various customers and other third parties. Our executive officers have limited prior experience in managing rapidly growing businesses under these circumstances. If we are unable to manage growth effectively, our business, financial condition and results of operations would be materially adversely affected.

We have a limited operating history which may impact our ability to achieve market acceptance of our products and our ability to produce our products.

We incorporated in June 1995, and we were in the developmental stage through June 30, 1998. We are in the process of commercializing moissanite jewels, building consumer brand awareness and growing distribution channels for our jewels. The timing or existence of any significantly increased revenues is dependent on market acceptance of moissanite jewels, increasing distribution and sales, and continued improvements in the yield of jewels in the qualities, sizes and volumes desired from each SiC crystal. Our business is also subject to risks inherent in rapid increases in sales and production levels. Likewise, our products are subject to risks inherent in the development and marketing of new products, including unforeseen design, manufacturing or other problems or failure to develop market acceptance. Failure by us to expand distribution and achieve market acceptance of our products or to develop the ability to produce our products in higher quantities and qualities would have a material adverse effect on our business, operating results and financial condition. Accordingly, our prospects must be considered in light of the risks and difficulties frequently encountered by companies in their early stage of development, particularly technology-based companies, operating in the early stages of manufacturing and distributing unproven products.

Our future financial performance depends upon consumer acceptance of our products which is unproven at this time.

We believe that many retail jewelers and most consumers are not generally aware of the existence and attributes of moissanite jewels. The market for moissanite jewels among retail jewelers and consumers is in the early stages of development as we shipped approximately 69,000 carats during the year ended December 31, 2000. As is the case with any new product, market acceptance and demand are subject to a significant amount of uncertainty. Our future financial performance will depend upon greater consumer acceptance of the Company's moissanite jewels as distinct from all other jewels based on their fire, brilliance, luster, durability and rarity. In addition, consumer acceptance may be impacted by retail jewelers' and jewelry manufacturers' acceptance of moissanite jewels. We market loose jewels which jewelry distributors, manufacturers and retailers set in jewelry which in turn is then further distributed or sold to consumers. The quality, design and workmanship of the jewelry settings selected by retail jewelers, which is not within our control, could impact the consumer's perception and acceptance of our jewels. Thus, our future financial performance may be impacted by:

     o the willingness and ability of our jewelry distributors and other jewelry suppliers, manufacturers and designers to market and promote moissanite jewels to the retail jewelry trade;
     o the willingness of distributors, retailers and others in the channel of distribution to purchase loose moissanite jewels and the willingness of manufacturers, designers and retail jewelers to undertake setting of the loose jewels;
     o the ability of manufacturers, designers and retail jewelers to select jewelry settings that encourage consumer acceptance of and demand for our jewels;
     o the ability of jewelry manufacturers and retail jewelers to set loose moissanite jewels in jewelry with high quality workmanship; and
     o the ability of retail jewelers to effectively market and sell moissanite jewelry to consumers.

If our products do not receive greater market acceptance, our business, operating results and financial condition would be materially adversely affected.

We are substantially dependent on the distribution of our jewels in North America through Stuller Settings, Inc. and Rio Grande.

In March 2000, we entered into distribution agreements with two of the largest national wholesale distributors, Stuller Settings, Inc. and Rio Grande, for distribution of moissanite jewels throughout the entire North American market. There is no assurance, however, that our distribution arrangements with Stuller and Rio Grande will sufficiently increase sales. Although we entered into arrangements with certain jewelry manufacturers which contemplate the distribution of moissanite jewelry to United States jewelry retailers, we anticipate that the vast majority of moissanite jewels sold by us in North America will be distributed through Stuller and Rio Grande. Therefore, we are substantially dependent upon Stuller and Rio Grande for distribution of moissanite jewels in North America.

Historically, the North American market has accounted for a substantial portion of our moissanite jewel sales. In the event that our distribution arrangements with Stuller and Rio Grande fail to maintain and increase the current level of North American sales, our revenues would be materially adversely affected.

We have limited channels by which our jewelry can be distributed.

We began shipping moissanite to jewelry retailers in June 1998, which grew to 237 locations primarily concentrated in certain cities along the eastern seaboard, Texas and California by the end of 1999. While repeat sales (three or more purchases) had been made to approximately 1400 jewelry retailers as of February 28, 2001, we are emphasizing expanding the domestic distribution of moissanite jewels through the distribution agreements with Stuller and Rio Grande and agreements with jewelry manufacturers and jewelry designers. There can be no assurance that we will be successful in expanding distribution through such agreements. Neither can there be any assurance that we will be able to enter into additional agreements with other distributors, manufacturers or designers on terms acceptable to us or that such other distributors will be successful in their efforts to market our jewels to retailers or consumers. The inability to achieve our desired distribution of moissanite jewels or our inability to successfully market moissanite jewels to jewelers or consumers would have a material adverse effect on our business, operating results and financial condition.

We are subject to certain risks due to our international distribution channels and vendors.

Charles & Colvard created moissanite jewels are currently being distributed in substantially all of Western Europe and certain territories in Southeast Asia. We currently have a total of approximately 30 distributors internationally. We intend to expand the number of international markets for our products. In addition, we expect to continue to use certain companies based outside the United States to facet our moissanite jewels. Due to our reliance on development of foreign markets and use of foreign vendors, we are subject to the risks of conducting business outside of the United States. These risks include the following:

     o unexpected changes in, or impositions of, legislative or regulatory requirements;
     o   delays resulting from difficulty in obtaining export licenses;
     o   tariffs and other trade barriers and restrictions; and
     o the burdens of complying with a variety of foreign laws and other factors beyond our control.

Additionally, while all foreign transactions are denominated in U.S. dollars, foreign currency fluctuations could impact demand for our products or the ability of our foreign suppliers to continue to perform. We are also subject to general geopolitical risks in connection with our international operations, such as political, social, religious and economic instability, potential hostilities and changes in diplomatic and trade or business relationships.

Further, some of these distributors operate relatively small businesses and may not have the financial stability to assure their continuing presence in their markets. There can be no assurance that the foregoing factors will not adversely affect our operations in the future or require us to modify our anticipated business practices.

We currently depend upon a single source for the supply of SiC crystals.

We currently depend on a single source, Cree Inc. (Cree), for the supply of SiC crystals. Cree has certain proprietary rights relating to its process for growing large single crystals of SiC and its process for growing colorless SiC crystals. Under our Exclusive Supply Agreement with Cree, we are obligated to buy from Cree, and Cree is obligated to sell to us, 50%, by dollar volume, of our requirements for SiC material for the production of gemstones in each calendar quarter. Although we are only required to purchase 50% of our SiC requirements from Cree, we do not currently believe that any other SiC producer could readily supply crystals in the qualities, sizes and volumes needed for our products. Therefore, at the present time, we are wholly dependent on Cree as our sole source for our principal raw material.

While Cree has improved its production processes and is currently producing SiC crystals sufficient to meet the Company's requirements, the Company experienced difficulties in the past in obtaining crystals from Cree in the quality, sizes and volumes that it desired. The Company from time to time enters into purchase agreements with Cree with respect to the specific timing, pricing and other terms of future delivery of SiC crystals and our purchase commitments. As a result of an accelerated improvement in quality in 1999 at the same time that the Company experienced sales growth that was slower than it anticipated, the Company's inventories significantly increased pursuant to its prior purchase commitments. There can be no assurance that Cree will be able to continue to produce and supply the Company with raw materials of sufficient quality, sizes and volumes nor that the Company will negotiate purchase commitments that enable it to manage its inventories and raw material costs effectively.

We rely upon our ability to protect our intellectual property.

We have U.S. product and method patents for moissanite jewels under which we have broad, exclusive rights to manufacture, use and sell moissanite jewels in the United States. We have applications pending in a number of foreign jurisdictions for these same patents. We believe that these patents create substantial technological barriers to our potential competitors. We also have other patents and patent applications pending related to certain methods of producing moissanite jewels and related technologies. There can be no assurance that any other patents will be granted or that any issued patent will have any commercial or competitive value.

At the present time, we are also dependent on Cree's technology for the production of SiC crystals. Cree is exclusively licensed to use a patent concerning a process for growing large single crystals of SiC, has certain patents of its own relating to growth of large single crystals of SiC and has a patent for a process for growing colorless SiC crystals.

There can be no assurance that any patents issued to or licensed by or to us or Cree will provide any significant commercial protection to us or Cree, that we or Cree will have sufficient resources to prosecute our respective patents or that any patents will be upheld by a court should we, Cree or Cree's licensor seek to enforce our respective rights against an infringer. The existence of valid patents does not prevent other companies from independently developing competing technologies. Existing producers of SiC or others may refine existing processes for growing SiC crystals or develop new technologies for growing large single crystals of SiC or colorless SiC crystals in a manner that does not infringe patents owned or licensed by or to us or Cree. In addition, existing producers of SiC, existing producers of other synthetic or natural gemstones or other parties may develop new technologies for producing moissanite jewels in a manner that does not infringe patents owned or licensed by or to us or Cree.

As a result of the foregoing factors, existing and potential competitors may be able to develop products that are competitive with or superior to our products, and such competition could have a material adverse effect on our business, operating results and financial condition.

Our success depends upon our ability to identify, reach agreements with and work successfully with third parties.

In addition to our current dependence on Cree and on third party distribution channels, our prospects depend upon our ability to identify, reach agreements with and work successfully with other third parties. In particular, we rely on third parties to facet our jewels. Faceting moissanite jewels requires different techniques than faceting diamond and other gemstones. There can be no assurance that we can maintain our relationships with our faceting vendors on terms satisfactory to us or that faceting vendors will continue to be able to provide faceting services in the quality and quantities required by us or that we will be able to find suitable replacements if we are unable to maintain such relationships. Our failure to achieve any of the above would have a material adverse effect on our business, operating results and financial condition.

Governmental regulation and oversight might adversely impact our operations.

We are subject to governmental regulations in the manufacture and sale of moissanite jewels. In particular, the Federal Trade Commission has the power to restrict the offer and sale of products that could deceive or have the tendency or effect of misleading or deceiving purchasers or prospective purchasers with regard to the type, kind, quality, character, origin or other characteristics of a diamond. We may be under close scrutiny both by governmental agencies and by competitors in the gemstone industry, any of which may challenge our promotion and marketing of our moissanite jewel products. If our production or marketing of moissanite jewels is challenged by governmental agencies or competitors, or if regulations are issued that restrict our ability to produce and market our products, our business, operating results and financial condition could be materially adversely affected.

Our reputation amongst jewelers and consumers could be damaged if low-quality gemstones or synthetics are marketed as moissanite.

If market acceptance of our products continues to grow, it is possible that low-quality gemstones or other synthetics could be marketed as moissanite. The sale of low-quality products as moissanite could damage the perception of moissanite as a unique jewel that compares favorably to other fine gemstones like diamond, ruby and emerald. This could damage our reputation among retail jewelers and consumers and result in a loss of consumer confidence in our products. The introduction of low-quality imitation moissanite jewels and our inability to limit the adverse effects thereof could have a material adverse effect on our business, operating results and financial condition.

The success of our operations depends in part upon attracting and retaining key personnel, and we do not currently have a Chief Financial Officer.

Our success depends in part upon retaining the services of certain executive officers and other key employees. We have entered into employment agreements with our Chief Executive Officer and President, Robert S. Thomas, Vice President of Manufacturing, Earl R. Hines, Director of Domestic Sales, Mark D. Scanlan and Director of International Sales, Joseph Ambar. We do not maintain "key man" life insurance policies on any of our executive officers or key employees. In February 2000, our Chief Financial Officer, Mark W. Hahn, resigned from the Company. We have hired a temporary employee to perform the financial and accounting services, but we are searching for a permanent replacement. The loss of the services of other executive officers or other key employees or our inability to find a new chief financial officer in the near future could have a material adverse effect on our business, operating results and financial condition.

Due to our early stage of development, we are also dependent on our ability to recruit, retain and motivate personnel with technical, manufacturing and gemological skills. There are a limited number of personnel with these qualifications and competition for such personnel is intense. The inability to attract and retain additional qualified personnel would materially adversely affect our business, operating results and financial condition.

Our Common Stock price has been and may continue to be volatile.

The market price of our common stock ranged between a high sales price of $18.00 per share and a low sales price of $.8125 since the Company's initial public offering in 1997 and may continue to be highly volatile and subject to wide fluctuations in response to factors including the following, some of which are beyond our control:

     o   actual or anticipated variations in our quarterly operating results;

     o   changes in financial estimates by security analysts;

     o   underperformance against analysts' estimates; and

     o fluctuations in the stock market in general and technology and small capitalization stocks in particular.

In light of our limited operating history, there is very little data upon which to estimate operating revenues and expenses. Our revenues are affected by many unpredictable factors. We will likely continue to experience substantial quarterly fluctuations in our operating results. As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. Moreover, it is likely that in some future quarters our operating results will be below the expectations of public market analysts and investors. In such event, the price of our common stock would likely be materially adversely affected.

The fluctuations in prices and volumes of the stock market in general and stocks of technology companies in particular have been extreme from time to time. This volatility is often unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance.

We do not expect to pay Common Stock dividends.

We have not paid cash dividends in the past and do not expect to pay cash dividends on our common stock for the foreseeable future. In determining whether to pay dividends, our Board of Directors will consider many factors, including our earnings, capital requirements and financial condition.

The market price of our common shares could decline if we do not meet the requirements for continued listing on NASDAQ.

Our shares of common stock are traded on the Nasdaq National Market, which has adopted rules that establish criteria for initial and continued listing of securities. To comply with the continued listing criteria of the Nasdaq National Market, a company must comply with at least one of two sets of rules. Under one set of rules, a company must maintain at least $4,000,000 of net tangible assets, have at least 750,000 publicly held shares with a market value of over $5,000,000 and not have a minimum bid price under $1.00 per share. Under another set of rules, a company must maintain a market capitalization of at least $50,000,000, or total assets and total revenue of at least $50,000,000 each for the most recently completed fiscal year or two of the three most recently completed fiscal years. A market price of our common stock which remains below $1.00 per share or future losses from operations could cause us to fail to meet the Nasdaq listing criteria and result in delisting from the Nasdaq National Market in the future. If our common stock is delisted from the Nasdaq National Market, trading in our common stock could be conducted on the Nasdaq SmallCap Market or on an electronic bulletin board established for securities that do not meet the Nasdaq listing requirements. If our common stock were delisted from the Nasdaq National Market and were not listed on the Nasdaq SmallCap Market, it would be subject to the so-called penny stock rules that impose restrictive sales practice requirements on broker-dealers who sell those securities. Consequently, delisting, if it occurred, could affect the ability of shareholders to sell their common stock in the secondary market. The restrictions applicable to shares that are delisted, as well as the lack of liquidity for shares that are traded on an electronic bulletin board, may adversely affect the market price of such shares.

Some anti-takeover provisions of our charter documents, agreements and plans may delay or prevent a takeover of our Company.

A number of provisions of our articles of incorporation and bylaws deal with matters of corporate governance and the rights of shareholders. Certain of these provisions may be deemed to have an anti-takeover effect and may delay or prevent takeover attempts not first approved by the Board of Directors (including takeovers that certain shareholders may deem to be in their best interests). These provisions also could delay or frustrate the removal of incumbent directors or the assumption of control by shareholders. We believe that these provisions are appropriate to protect our interests and all of our shareholders.

Under the terms of the Exclusive Supply Agreement, we are prohibited from entering into an exclusive marketing or distribution agreement with DeBeers or its affiliates or the Central Selling Organization (the international cartel of diamond producers) or any party whose primary business is the development, manufacture, marketing or sale of diamond gemstones or any non-gemstone and non-jewelry industry competitor of Cree. The agreement also prohibits us from entering into certain merger, acquisition, sale of assets, or similar transactions with a prohibited party. These provisions of the Exclusive Supply Agreement could limit the price that third parties might be willing to pay in the future for some or all of the shares of our common stock. In addition, this agreement could prevent us from entering into certain potentially profitable transactions with such prohibited parties.

On February 21, 1999, we adopted a Shareholder Rights Plan under which all shareholders of record as of March 8, 1999, received rights to purchase shares of a new series of Preferred Stock. Each share of common stock issued after March 8, 1999 has received the same rights.

The Rights Plan is designed to enable all of our shareholders to realize the full value of their investment and to provide for fair and equal treatment for all shareholders in the event that an unsolicited attempt is made to acquire us. The adoption of the Rights Plan is intended as a means to guard against abusive takeover tactics and is not in response to any particular proposal. The rights, which expire in 2009, will be exercisable only if a person or group acquires 20% or more of our common stock or announces a tender offer for 20% or more of the common stock. If a person or group acquires 20% or more of our common stock, all shareholders except the purchaser will be entitled to acquire our common stock at a 50% discount. The effect will be to discourage acquisitions of more than 20% of our common stock without negotiations with the Board.

The rights will trade with our common stock, unless and until they are separated upon the occurrence of certain future events. Our Board of Directors may redeem the rights prior to the expiration of a specified period following the acquisition of more than 20% of our common stock.

ITEM 2.  PROPERTIES

We lease approximately 26,500 square feet of mixed-use space (general office, light manufacturing and laboratory) in the Research Triangle Park area of North Carolina from an unaffiliated third party. This space houses our executive offices, sales offices and research and development facilities. We believe that comparable mixed-use space could be obtained from other parties on terms substantially the same as the current lease. Our management considers this space to be sufficient for our foreseeable needs over the next 12 months.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

                                     Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the NASDAQ National Market under the symbol "CTHR." The following table presents, for the periods indicated, the high and low sales prices of our common stock, as reported by the NASDAQ National Market. As of March 1, 2001, there were 221 shareholders of record of the common stock.

                                                                    2000                             1999
                                                        -------------- --------------    -------------- --------------
                                                            High            Low              High            Low
                                                            ----            ---              ----            ---
First Quarter                                            $   8.63        $  6.00          $  17.88        $  8.13
Second Quarter                                               7.88           5.25             18.00          10.00
Third Quarter                                                7.63           3.50             17.25          10.00
Fourth Quarter                                               4.13           1.00             11.00           5.88

We have never paid dividends on our capital stock. We intend to retain earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected statement of operations data for the years ended December 31, 2000, 1999 and 1998, and the selected balance sheet data at December 31, 2000 and 1999 have been derived from, and are qualified by reference to, our financial statements included elsewhere in this report which have been audited by Deloitte & Touche LLP, independent auditors. The selected statement of operations data for the years ended December 31, 1997 and 1996 and the selected balance sheet data at December 31, 1998, 1997 and 1996 have been derived from audited financial statements not included herein. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Notes thereto included elsewhere in this report.

                   CHARLES & COLVARD, LTD. (FORMERLY C3, INC.)

                                                              Year Ended December 31
                                        ------------------------------------------------------------------------------------
                                            2000              1999               1998              1997            1996
                                        --------------    --------------    ---------------    -------------    ------------
Statements of Operations Data
Net sales                                $12,795,125      $ 12,272,907      $   4,026,309      $      ---        $     ---
Cost of goods sold                         5,828,319         6,405,887          2,913,208             ---              ---
                                        --------------    --------------    ---------------    -------------    ------------
Gross profit                               6,966,806         5,867,020          1,113,101             ---              ---

Operating expenses:
   Marketing and sales                     9,348,272         6,410,042          2,989,737          535,329          47,019
   General and administrative (1)          3,372,083         3,039,595          2,671,445        2,744,898         134,715
   Research and development                1,439,526         2,710,692          4,001,740        2,111,062         236,047
   Other                                     313,538               ---                ---              ---             ---
                                        --------------    --------------    ---------------    -------------    ------------
Total operating expenses                  14,473,419        12,160,329          9,662,922        5,391,289         417,781
                                        --------------    --------------    ---------------    -------------    ------------

Operating loss                             7,506,613         6,293,309          8,549,821        5,391,289         417,781

Interest income, net                        (428,081)       (1,141,626)        (1,816,333)        (471,130)        (35,173)
                                        --------------    --------------    ---------------    -------------    ------------

Net loss                                 $ 7,078,532      $  5,151,683      $   6,733,488      $ 4,920,159      $  382,608
                                        ==============    ==============    ===============    =============    ============

Basic and diluted net loss per share (2) $      0.99      $       0.73      $        0.97      $      1.73      $     0.19
                                        ==============    ==============    ===============    =============    ============
Shares  used in  computing  basic  and
   diluted net loss per share (3)          7,167,088         7,040,891          6,954,600        2,845,773       2,036,813
                                        ==============    ==============    ===============    =============    ============

                                                                            December 31
                                      ------------------------------------------------------------------------------------
                                         2000               1999              1998              1997             1996
                                      -------------     --------------    -------------     --------------    ------------
Balance Sheet Data
Cash and equivalents                  $    3,826,402     $ 13,161,665      $ 32,004,045      $ 43,980,385      $   1,167,458
Working capital                           25,937,806       26,709,142        33,887,496        43,687,405          1,161,603
Total assets                              29,607,994       36,780,902        40,168,323        44,873,089          1,226,134
Shareholders' equity                      26,859,784       33,494,143        37,996,332        44,046,281          1,213,279

1. Compensation expense related to the issuance of stock options for 2000, 1999, 1998 and 1997 was $149,368, $282,572, $527,811 and $1,632,804,
     respectively. See Note 5 of Notes to Financial Statements. In addition, for the year ended December 31, 1997, general and administrative expense includes $66,000 of compensation expense related to the January 2, 1997 issuance of common stock to Cree pursuant to a stock option.

2. The per share calculation does not reflect the 6,246,735 shares issued as of February 21, 2001 pursuant to our offering of nontransferable subscription rights to our shareholders.

3. The calculation of shares for all periods reflects a 2.13-for-1 common stock split effected in September 1997. The calculation also gives effect to the automatic conversion of the Series A Preferred Stock and Series B Preferred Stock into 2.13 shares of common stock for each share of Preferred Stock effective upon completion of the Company's initial public offering.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

All statements, trend analysis and other information contained in the following discussion relative to markets for our products and trends in revenue, gross margins and anticipated expenses levels, as well as other statements, including words such as "anticipate," "believe," "plan," "estimate," "expect" and "intend" and other similar expressions constitute forward-looking statements. Our business is subject to business and economic risks and uncertainties, and our actual results of operations may differ materially from those expressed or implied in the forward-looking statements. The following discussion and the Section entitled "Business Risks" describes some, but not all, of the factors that could cause these differences.

Overview

We manufacture, market and distribute Charles & Colvard created moissanite jewels (also called moissanite or moissanite jewels) for sale in the worldwide jewelry market. Moissanite, also known by its chemical name, silicon carbide
(SiC), is a rare, naturally occurring mineral found primarily in meteorites. As the sole manufacturer of scientifically-made moissanite jewels, our strategy is to create a unique brand image which positions moissanite as a jewel in its own right, distinct from all other jewels based on its fire, brilliance, luster, durability and rarity.

From our inception in June 1995 through June 30, 1998, we were a development stage enterprise, devoting our resources to fund research and development of colorless, scientifically made moissanite jewels. At the same time, we assembled a management team, conducted market research and developed our strategic business plans. We began shipping moissanite to authorized retail jewelers in Atlanta and Miami/Ft. Lauderdale during the second quarter of 1998. At that time, we launched limited consumer-focused advertising and promotion activities in those areas. In addition, we entered into exclusive distribution agreements with a number of international distributors.

Through the first half of 1999, we limited our efforts to expand the distribution of moissanite jewels as a result of limited product availability and our lack of confidence in the quality of the SiC crystals we were receiving. Late in the second quarter of 1999, we began to receive indications that the quality of the SiC crystals was improving rapidly. The rate of improvement in the quality of the SiC crystals continued to accelerate through the end of 1999, far exceeding our expectations. At the same time, we experienced a decline in shipments of moissanite jewels during the third quarter of 1999 as a result of the following:

     o   a slow growth in the addition of domestic retailers;
     o   lack of targeted retailer-driven marketing programs abroad; and
     o poor overall jewelry market performance in certain international markets.

The improved supply of SiC crystals along with the decrease in sales led to a significant increase in inventories of moissanite jewels. In December 1999, we agreed with Cree to reschedule approximately 50% of the expected shipments of SiC crystals from the first half of 2000 to the second half of 2000.

With the improvements in the supply of saleable moissanite jewels, we launched our strategic global marketing program in the fourth quarter of 1999 to spur consumer awareness of moissanite jewels. During 2001, this program is being refocused to emphasize use of public relations activities to increase consumer brand awareness while reducing higher cost print and media advertising. In addition, in March 2000, we entered into distribution agreements with Stuller Settings, Inc. and Rio Grande, two of the largest suppliers of jewelry-related products to the jewelry industry, for the North American distribution of moissanite. We have also entered into several agreements with domestic jewelry manufacturers.

Through these agreements with Stuller, Rio Grande and jewelry manufacturers and the brand awareness created by our marketing program, our goal is to rapidly increase the introduction of moissanite into the domestic jewelry market while maintaining average selling prices. However, because of the early stage of development of these strategic efforts, we have no assurance that these efforts will be successful.

In October 2000, we established a wholly-owned subsidiary in Hong Kong, Charles & Colvard HK Ltd., for the purpose of gaining better access to the important Far Eastern markets. Mrs. Ellen Lau was hired in July 2000 for the purpose of representing the company in this market. The importance of having a presence in this market is twofold; Hong Kong is the headquarters city for a very large number of jewelry manufacturing companies with sales and distribution worldwide, and Hong Kong is the gateway to the markets of Mainland China. Mrs. Lau has over 15 years experience in the jewelry industry in Hong Kong and, is a trained gemologist, with extensive jewelry marketing experience. We do not anticipate establishing additional subsidiaries in the near future.

We made significant investments in our branding program and in developing our manufacturing and operational infrastructures during the fourth quarter of 1999 and through 2000, all in anticipation of future significant and rapid growth. During the third and fourth quarters of 2000, we restructured our operations to reduce our overall general and administrative expense levels in order to conserve cash and attempt to position the Company to achieve profitability in the future. Additionally, research and development expenses under the Development Agreement with Cree were suspended effective as of January 2001.

Our strategy for 2001 is to become profitable during the year by achieving modest growth in sales while reducing marketing and advertising costs, maintaining our lower general and administrative expense levels and curtailing research and development expenses. We believe that our sales can increase as the distribution of moissanite jewels expands domestically and internationally. Our management believes that our current infrastructure and stage of product development can support a significant growth in sales. Although our goal is to achieve profitability in 2001, we expect to continue operating at a loss through at least some of 2001. Moreover, we cannot be sure that we will ever achieve or sustain sales increases or profitability.

As discussed below, the shift in our domestic distribution strategy may affect our historical relationships between revenues and expenses as well as our liquidity and capital requirements.

Results of Operations

Year ended December 31, 2000 compared with Year ended December 31, 1999.

Net sales were $12,795,125 for the year ended December 31, 2000 compared to $12,272,907 for the year ended December 31, 1999, an increase of $522,218 or 4.3%. Our net sales of moissanite jewels and jewelry increased to approximately $12,630,000 in 2000 from approximately $11,680,000 in 1999. Shipments of moissanite jewels increased in 2000 to approximately 69,000 carats from approximately 55,000 carats in 1999. Increased shipments of moissanite jewels were offset by a reduction in the average selling price of moissanite jewels as we experienced the effects of the volume purchase discounts offered to our new domestic distribution and manufacturing partners. Our new partners began their distribution efforts of moissanite during the second quarter of 2000. Their respective customer bases are beginning to be introduced to Charles & Colvard created moissanite. Our distribution goal is to increase carat shipments to these distributors significantly over time while keeping average selling prices stable with any variation dependant upon the mix of sizes sold.

Our gross profit margin was 54.4% for the year ended December 31, 2000 compared to 47.8% for the year ended December 31, 1999. The increased gross margin rate relates to significantly improved yield of moissanite jewels from SiC crystals, which was partially offset by a reduction in the per carat average selling price of moissanite jewels in 2000.

Marketing and sales expenses were $9,348,272 for the year ended December 31, 2000 compared to $6,410,042 for the year ended December 31, 1999, an increase of $2,938,230 or 45.8%. The increase resulted primarily from the media placement costs associated with our strategic global marketing program launched in the fourth quarter of 1999 and co-op advertising programs with our customers. We expensed approximately $4,100,000 of media costs in 2000 related to the strategic global marketing program, which was designed to increase consumer awareness and included advertising on national cable television, national magazines, network television and movie theaters in certain targeted markets. We believe our advertising efforts in 2000 strengthened the image and reputation of moissanite and Charles & Colvard, and while we did not receive an immediate or direct increase in sales volume, the advertising did help introduce moissanite to consumers and provide support to our customers. Our marketing goal for 2001 is to create more consumer impressions for moissanite than were achieved in 2000 while using lower cost approaches such as public relations activities and media editorial coverage.

General and administrative expenses were $3,372,083 for the year ended December 31, 2000 compared to $3,039,595 for the year ended December 31, 1999, an increase of $332,488 or 10.9%. The increase resulted primarily from an increase in our allowance for uncollectible accounts and increased rent on our expanded facility.

Research and development expenses were $1,439,526 for the year ended December 31, 2000 compared to $2,710,692 for the year ended December 31, 1999, a decrease of $1,271,166 or 46.9%. The decrease resulted primarily from cost savings related to the reduction of development efforts by Cree effective September 1, 1999, from a funding level of $240,000 per month to $120,000 per month. Effective January 1, 2001, we have suspended our development efforts with Cree through June 30, 2001.

Other expenses for the year ended December 31, 2000 amounted to $313,538 which resulted primarily from the loss on the sale of crystal growth equipment to Cree and the disposition of certain other assets.

Net interest income was $428,081 for the year ended December 31, 2000 compared to $1,141,626 for the year ended December 31, 1999, a decrease of $713,545 or 62.5%. This decrease resulted from lower interest income earned on lower cash balances due primarily to the use of the invested proceeds from our initial public offering in November 1997.

Year ended December 31, 1999 compared with Year ended December 31, 1998.

Net sales were $12,272,907 for the year ended December 31, 1999 compared to $4,026,309 for the year ended December 31, 1998, an increase of $8,246,598 or 204.8%. Our net sales of moissanite jewels and jewelry increased to approximately $11,680,000 in 1999 from approximately $3,285,000 in 1998. Additionally, during the first half of 1998, we operated as a development stage enterprise, and sales of moissanite jewels during that period of $324,000 were netted against research and development expenses on the operating statement because many of the jewels were associated with our research and development program. The increase resulted primarily from expanded distribution of moissanite jewels.

Our gross profit margin was 47.8% for the year ended December 31, 1999 compared to 27.6% for the year ended December 31, 1998. The increase resulted from higher yields of moissanite jewels from SiC crystals purchased from Cree, thereby lowering the cost per carat.

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

General and administrative expenses were $3,039,595 for the year ended December 31, 1999 compared to $2,671,445 for the year ended December 31, 1998, an increase of $368,150 or 13.8%. The increase resulted primarily from increased use of professional services and increased insurance and taxes on our increasing fixed assets.

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

Net interest income was $1,141,626 for the year ended December 31, 1999 compared to $1,816,333 for the year ended December 31, 1998, a decrease of $674,707 or 37.1%. This decrease resulted from lower interest income earned on lower cash balances due primarily to the use of the invested proceeds from our initial public offering in November 1997.

Liquidity and Capital Resources

We have financed our operations since inception primarily through the net proceeds of our initial public offering of common stock in November 1997 and, prior to such offering, through private equity sales. Net proceeds from our initial public offering were $41.1 million. In 2000, we used approximately $9.6 million to fund operations. At December 31, 2000, we had $3.8 million of cash and cash equivalents and $25.9 million of working capital.

On February 21, 2001, we completed a Rights Offering to our shareholders, raising $6.2 million in gross proceeds. The net proceeds of this offering will be used for working capital purposes.

In addition to the use of all of the crystal growth systems that Cree is required to provide at its expense under the Exclusive Supply Agreement, during 1998 and 1999, we ordered a quantity of crystals that required additional crystal growth systems to be added. As permitted under the Exclusive Supply Agreement, Cree elected to have us purchase those systems. During 1998 and 1999, we paid approximately $3.4 and $2.6 million, respectively, to Cree for these systems. We routinely evaluate the size and quality of SiC crystals being produced by Cree in assessing our plans for larger orders which will require the acquisition of additional crystal growth systems. Under the terms of the Exclusive Supply Agreement, Cree has the option, in its sole discretion, of building the growth systems at its own cost or requiring us to purchase the growth systems from Cree. Under a letter agreement dated December 22, 1999, we agreed with Cree to shift approximately 50% of the SiC crystal purchases scheduled for the first half of 2000 to the second half of 2000. We purchased approximately $10.6 million of SiC crystals during 2000. In December 2000, we agreed with Cree on a framework for purchases of SiC crystals during 2001. Under the terms of the Agreement, we will be obligated to purchase SiC crystals only upon issuance and Cree's acceptance of purchase orders. We have committed to purchase approximately $400,000 of SiC crystals during the second quarter of 2001. The price paid to Cree will be based upon a set price per gram for specified SiC crystals.

In May 2000, we agreed to sell our crystal growth equipment to Cree, Inc. for $5 million. This transaction resulted in a loss on disposal of fixed assets of approximately $177,000 in the second quarter of 2000. The $5 million receivable from Cree was reduced by purchases of SiC crystals from Cree during 2000.

The 4-year Development Agreement with Cree, as amended, requires us to fund a development program at Cree for $1.44 million annually through June 30, 2002. Either party may terminate the agreement if Cree does not meet the annual performance milestone or if the parties do not mutually agree on the performance milestones for the ensuing year. Effective January 1, 2001, our funding obligation under the Development Agreement is suspended through June 30, 2001.

We have no committed external sources of additional capital, and we have experienced negative cash flow from operating activities since inception. During 2000, we used approximately $9.6 million in cash to fund operating activities which resulted primarily from our net loss and increase in inventories. As discussed above, we have raised additional capital and dramatically reduced our SiC crystal purchase commitments for 2001. Additionally, we have restructured our operations to reduce our overall expense level. We believe that our sales can increase as the distribution of moissanite jewels expands domestically and internationally. Our management believes that our current infrastructure and stage of product development can support a modest growth in sales. Although our goal is to achieve profitability in 2001, we expect to continue operating at a loss through at least part of 2001. Moreover, we cannot be sure that we will achieve or sustain sales increases or profitability.

Net Operating Loss Carryforward

As of December 31, 2000, we had a net operating loss (NOL) carryforward of approximately $20.7 million, which expires between 2010 and 2015. In accordance with Section 382 of the Internal Revenue Code of 1986, as amended, a change in equity ownership of greater than 50% within a three-year period will result in an annual limitation on our ability to utilize our NOL carryforwards that were created during tax periods prior to the change in ownership. As a result of various equity offerings and certain shareholder transactions, the utilization of our NOL carryforwards has become limited, but we do not believe this limitation will have a material effect on our ability to utilize the NOL carryforward.

Newly Adopted Accounting Pronouncements

On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB No. 101 provides guidance on the recognition, presentation and disclosures of revenue in financial statements filed with the Commission and is required to be implemented no later than the fourth quarter of fiscal 2000. The adoption of SAB No. 101 did not have a material effect on our consolidated financial statements.

Newly Issued Accounting Pronouncements

In June 1998, Statement of Financial Accounting Standards (FAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued. This statement establishes standards for valuing and reporting at fair value all derivative instruments as either assets or liabilities. FAS 133, as amended by FAS 137, is effective January 1, 2001. The adoption of FAS 133 did not have a material effect on our consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe that our exposure to market risk for changes in interest rates is not significant because our investments are limited to highly liquid instruments with maturities of three months or less. At December 31, 2000, we had approximately $3.5 million of short-term investments classified as cash and equivalents. All of our transactions with international customers and suppliers are denominated in U.S. dollars.

Item 8.           Financial Statements and Supplementary Data

                          Index to Financial Statements

                                                                                                                        Page
                                                                                                                        ----
Independent Auditors' Report                                                                                             31

Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998                               32

Consolidated Balance Sheets as of December 31, 2000 and 1999                                                             33

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998                     34

Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998                               35

Notes to Consolidated Financial Statements                                                                               36

Financial Statement Schedule
----------------------------

Schedule II - Valuation and Qualifying Accounts                                                                          45

All other schedules are omitted due to the absence of the conditions under which they are required or because the required information is included within the financial statements or the notes thereto included in Item 8.

                          INDEPENDENT AUDITORS' REPORT





To the Board of Directors and Shareholders of Charles & Colvard, Ltd.
Morrisville, North Carolina

We have audited the accompanying consolidated balance sheets of Charles & Colvard, Ltd. (formerly C3, Inc.) (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP

Raleigh, North Carolina
February 22, 2001

                             CHARLES & COLVARD, LTD.
                               (FORMERLY C3, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                           Year Ended December 31
                                          ----------------------------------------------------------
                                                2000                1999                 1998
                                          -----------------    ----------------     ----------------
Net sales                                 $   12,795,125         $ 12,272,907          $ 4,026,309
Cost of goods sold                             5,828,319            6,405,887            2,913,208
                                          -----------------    ----------------     ----------------
Gross profit                                   6,966,806            5,867,020            1,113,101

Operating expenses:
   Marketing and sales                         9,348,272            6,410,042            2,989,737
   General and administrative (Note 5)         3,372,083            3,039,595            2,671,445
   Research and development                    1,439,526            2,710,692            4,001,740
   Other expenses                                313,538                  ---                  ---
                                          -----------------    ----------------     ----------------
Total operating expenses                      14,473,419           12,160,329            9,662,922
                                          -----------------    ----------------     ----------------

Operating loss                                 7,506,613            6,293,309            8,549,821

Interest income, net                            (428,081)          (1,141,626)          (1,816,333)
                                          -----------------    ----------------     ----------------

Net loss                                  $    7,078,532          $ 5,151,683         $  6,733,488
                                          =================    ================     ================

Basic and diluted net loss per share
     (Note 2)                             $         0.99          $      0.73         $       0.97
                                          =================    ================     ================

Weighted-average common shares,
     basic and diluted (Note 2)                7,167,088            7,040,891            6,954,600
                                          =================    ================     ================




See notes to consolidated financial statements.

                             CHARLES & COLVARD, LTD.
                               (FORMERLY C3, INC.)
                           CONSOLIDATED BALANCE SHEETS

                                                                                       December 31
                                                                            -----------------------------------
                                                                                 2000                1999
                                                                            ----------------    ---------------
Assets
Current Assets:
    Cash and equivalents                                                    $    3,826,402      $  13,161,665
    Accounts receivable, net of allowance for doubtful accounts
       of $320,000 and $70,000 respectively                                      1,468,041          1,331,528
    Interest receivable                                                             18,890             74,999
    Inventory, net (Note 2)                                                     23,071,416         14,767,888
    Prepaid expenses and other assets                                              301,267            659,821
                                                                            ----------------    ---------------

   Total current assets                                                         28,686,016         29,995,901

Equipment, net (Note 3)                                                            552,272          6,292,221

Patent and license rights, net (Note 3)                                            369,706            492,780
                                                                            ----------------    ---------------

                                                                            $   29,607,994      $  36,780,902
                                                                            ================    ===============


Liabilities and Shareholders' Equity
Current Liabilities:
    Accounts payable:
     Cree, Inc. (Note 7)                                                    $    1,147,718      $   2,305,218
     Other                                                                         847,428            627,704
    Accrued expenses and other liabilities                                         640,068            235,107
    Deferred revenue                                                               112,996            118,730
                                                                            ----------------    ---------------

   Total current liabilities                                                     2,748,210          3,286,759

Commitments (Note 7)

Shareholders' Equity (Notes 4 and 5):
    Common stock, no par value; 50 million shares authorized;
       7,200,979 and 7,098,911 shares issued and outstanding at
       December 31, 2000 and 1999, respectively                                 49,226,697         48,757,702
    Additional paid-in capital--stock options                                    1,926,744          1,951,566
    Accumulated deficit                                                        (24,293,657)       (17,215,125)
                                                                            ----------------    ---------------

   Total shareholders' equity                                                   26,859,784         33,494,143
                                                                            ----------------    ---------------

                                                                             $  29,607,994       $ 36,780,902
                                                                            ================    ===============

See notes to consolidated financial statements.

                             CHARLES & COLVARD, LTD.
                               (FORMERLY C3, INC.)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                             Common Stock       Additional
                                      -------------------------  Paid-in
                                        Number                   Capital                      Total
                                          Of                      Stock     Accumulated   Shareholders'
                                        Shares       Amount      Options      Deficit        Equity
                                        ------       ------      -------      -------        ------
                Balance at
                January 1, 1998       6,938,476   47,743,431    1,632,804     (5,329,954)   44,046,281
                Exercise of stock
                  options                54,833      405,975     (250,247)          ----       155,728
                Compensation
                  expense related
                  to stock options         ----         ----      527,811           ----       527,811
                Net loss                   ----         ----         ----     (6,733,488)   (6,733,488)
                ----------------------------------------------------------------------------------------
                Balance at
                December 31, 1998     6,993,309   48,149,406    1,910,368    (12,063,442)   37,996,332
                Exercise of stock
                  options               105,602      608,296     (241,374)          ----       366,922
                Compensation
                  expense related
                  to stock options         ----         ----      282,572           ----       282,572
                Net loss                   ----         ----         ----     (5,151,683)   (5,151,683)
                ----------------------------------------------------------------------------------------
                Balance at
                December 31, 1999     7,098,911   48,757,702    1,951,566    (17,215,125)   33,494,143
                Exercise of stock
                  options               102,068      468,995     (174,190)          ----       294,805
                Compensation
                  expense related
                  to stock options         ----         ----      149,368           ----       149,368
                Net loss                   ----         ----         ----     (7,078,532)   (7,078,532)
                ----------------------------------------------------------------------------------------
                Balance at
                December 31, 2000     7,200,979  $49,226,697   $1,926,744   $(24,293,657)  $26,859,784
                ========================================================================================

See notes to consolidated financial statements.

                             CHARLES & COLVARD, LTD.
                               (FORMERLY C3, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      Year Ended December 31
                                                  ---------------------------------------------------------------
                                                        2000                  1999                   1998
                                                  ------------------    ------------------    -------------------
Operating Activities
     Net loss                                     $    (7,078,532)      $    (5,151,683)      $    (6,733,488)
     Adjustments:
          Depreciation and amortization                   569,986               741,402               223,708
          Stock option compensation                       149,368               282,572               527,811
          Loss on disposal of long term assets            336,958                69,934                  ----
          Change in provision for uncollectable
          accounts                                        250,000                  ----                  ----
          Changes in assets and liabilities:
             Accounts receivable                         (386,513)             (784,607)             (542,623)
             Interest receivable                           56,109                46,277                56,378
             Inventory                                 (3,303,528)          (11,675,440)           (2,813,846)
             Prepaid expenses and other assets            358,554              (365,024)             (221,523)
             Accounts payable                            (937,776)            1,003,165             1,125,461
             Accrued expenses and other liabilities       404,961                11,859               223,248
             Deferred revenue                              (5,734)               99,744                (3,526)
                                                  ------------------    ------------------    -------------------
     Net cash used in operating activities             (9,586,147)          (15,721,801)           (8,158,400)


Investing Activities
     Purchases of equipment                               (23,771)           (3,159,625)           (3,827,322)
     Patent and license rights costs                      (62,600)             (327,876)             (146,346)
     Proceeds from sale of long term assets                42,450                  ----                  ----
                                                  ------------------    ------------------    -------------------
     Net cash used in investing activities                (43,921)           (3,487,501)           (3,973,668)

Financing Activities
     Stock options exercised                              294,805               366,922               155,728
                                                  ------------------    ------------------    -------------------
     Net cash provided by financing activities            294,805               366,922               155,728
                                                  ------------------    ------------------    -------------------

     Net change in cash and equivalents                (9,335,263)          (18,842,380)          (11,976,340)

     Cash and equivalents at beginning of year         13,161,665            32,004,045            43,980,385
                                                  ------------------    ------------------    -------------------
     Cash and equivalents at end of year          $     3,826,402       $    13,161,665       $    32,004,045
                                                  ==================    ==================    ===================

Supplemental non-cash investing activity:
     In May 2000, the Company sold its crystal growth equipment to Cree, Inc.
     (Cree) for $5,000,000. The $5 million receivable from this transaction was reduced by future purchases from Cree.

Supplemental non-cash operating activity:
     During the twelve months ended December 31, 2000, there were approximately $5.0 million of inventory purchases financed by the receivable from Cree.

See notes to consolidated financial statements.

                   CHARLES & COLVARD, LTD. (FORMERLY C3, INC.)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--YEARS ENDED DECEMBER 31, 2000,
                                 1999 AND 1998

1.  Organization and Basis of Presentation

Charles & Colvard, Ltd. (formerly C3, Inc.) ("the Company"), was incorporated in North Carolina on June 28, 1995, and manufactures, markets and distributes Charles & Colvard created moissanite jewels (hereinafter referred to as moissanite or moissanite jewels) for sale in the jewelry market. Moissanite, also known by its chemical name, silicon carbide (SiC), is a rare, naturally occurring mineral found primarily in meteorites. Moissanite is being positioned as a jewel in its own right, distinct from all other jewels based on its fire, brilliance, luster, durability and rarity and it is being marketed to working women ages 25-55 with an annual household income in excess of $50,000.

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

Through the first half of 1999, the Company limited its efforts to expand the distribution of moissanite jewels as a result of limited product availability and the lack of confidence the Company had regarding the quality of the SiC crystals it was receiving. Late in the second quarter of 1999, the Company began to receive indications that the quality of the SiC crystals it was receiving was improving rapidly. The rate of improvement in the quality of the SiC crystals continued to accelerate through the end of 1999, far exceeding the Company's expectations. At the same time, the Company experienced a decline in shipments of moissanite jewels during the third quarter of 1999 as a result of a slower than expected rate of adding retailers, lack of targeted retailer-driven marketing programs abroad, and poor overall jewelry market performance in certain international markets. The improved supply of SiC crystals along with the decrease in sales led to a significant increase in inventories of moissanite jewels. With the improvements in the supply of saleable moissanite jewels, the Company launched its strategic global marketing program in the fourth quarter of 1999 to spur consumer awareness of this new category of jewel. In addition, in 2000, the Company entered into business relationships with certain domestic jewelry manufacturers and gemstone distributors to accelerate the distribution of moissanite jewels.

In October 2000, the Company established a wholly-owned subsidiary in Hong Kong, Charles & Colvard HK Ltd., for the purpose of gaining better access to the important Far Eastern markets. All intercompany accounts have been eliminated. The Company does not anticipate establishing additional subsidiaries in the near future.

The Company made significant investments in its branding program and in developing its manufacturing and operational infrastructures during the fourth quarter of 1999 and through 2000, all in anticipation of future significant and rapid growth. During the third and fourth quarters of 2000, the Company restructured its operations to reduce its overall general and administrative levels in order to conserve cash and attempt to position the Company to achieve profitability in the future. Additionally, research and development expenses under the Development agreement with Cree were suspended effective as of January 2001. The Company's strategy for 2001 is to become profitable during the year by achieving modest growth in sales while reducing marketing and advertising costs, maintaining its lower general and administrative expense levels and curtailing research and development expenses. The Company believes its sales can increase as the distribution of moissanite jewels expands domestically and internationally. Management believes that the Company's current infrastructure and stage of product development can support a significant growth in sales. Although the Company's goal is to achieve profitability in 2001, the Company expects to continue operating at a loss through at least part of 2001. Moreover, there can be no assurance that the Company will ever achieve sales increases or profitability

All the Company's activities are within a single business segment. Export sales aggregated approximately $4.6 million, $6.7 million and $1.6 million in 2000, 1999 and 1998 respectively.

2.  Summary of Significant Accounting Policies

Cash and Equivalents
The Company considers all money market accounts, debt instruments purchased with an original maturity of three months or less, and other highly liquid investments to be cash equivalents.

Inventory
Inventories are stated at the lower of cost or market determined on a first in, first out basis. Finished goods are shown net of a reserve of $270,000 for excess jewelry inventory at December 31, 2000. Test instruments are shown net of a reserve for excess inventory of $500,000 and $242,000, respectively.

                                              December 31
                            ------------------------------------------------
                                    2000                       1999
                            ----------------------     ---------------------
Moissanite
       Raw materials          $      1,482,969           $        371,843
       Work-in-process               3,105,096                  5,779,326
       Finished goods               18,411,563                  8,127,119
                            ----------------------     ---------------------
                                    22,999,628                 14,278,288

Test instruments                        71,788                    489,600
                            ----------------------     ---------------------

Total Inventory               $     23,071,416           $     14,767,888
                            ======================     =====================

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

Accounting for Long-Lived Assets
The Company accounts for long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 ("FAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The Company evaluates the recoverability of its long-lived assets for financial impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be fully recoverable. Based on these evaluations, there were no significant adjustments to the carrying value of long-lived assets in 2000 or 1999.

Concentrations of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash equivalents and trade receivables. The Company maintains cash and cash equivalents with high quality financial institutions and invests in low risk securities including U.S. Treasury bills, money market funds, and government agency notes.

Trade receivables potentially subject the Company to credit risk. The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral. During 2000, one customer accounted for approximately 26% of the Company's sales. At December 31, 2000, that same customer accounted for approximately $900,000 of accounts receivable. At December 31, 1999, a different customer accounted for approximately 12% of the Company's revenue and at December 31, 1999, no customer accounted for 10% or more of total accounts receivable.

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

Advertising Costs
Advertising production costs are expensed as incurred. Media placement costs are expensed over the period the advertising appears. Advertising expenses for the years ended December 31, 2000, 1999 and 1998 amounted to approximately $5,710,000, $2,920,000 and $750,000, respectively. At December 31, 2000, there were no prepaid advertising costs included in prepaid expenses and other assets. At December 31, 1999, prepaid expenses and other assets included approximately $215,000 of prepaid advertising costs.

Research and Development
All research and development costs are expensed as incurred.

Stock Compensation
The Company's stock option plans are accounted for in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees. The Company follows the disclosure requirements of Statement of Financial Accounting Standards No. 123 ("FAS 123"), Accounting for Stock Based Compensation.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes
The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 ("FAS 109"), Accounting for Income Taxes. Under FAS 109, deferred income taxes are recognized for the tax consequences of "temporary" differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is more likely than not expected to be realized. As of December 31, 2000 and 1999, the net deferred tax assets have been fully reserved.

Net Loss Per Share
The Company reports its net loss per share in accordance with the Statement of Financial Accounting Standards No. 128 ("FAS 128"), Earnings Per Share. FAS 128 requires the presentation of both basic and diluted earnings per share, regardless of materiality, unless per share amounts are equal. Basic loss per share computations are based on the weighted-average common shares outstanding. Diluted loss per share computations include the dilutive effect, if any, of stock options and warrants using the treasury stock method.

Warrants to purchase 300,000 shares of common stock at $18 per share, and options outstanding at December 31, 2000 to purchase 1,225,668 shares of common stock (exercise prices ranging from $1.38 - $16.44), were excluded from the computation of diluted loss per share because either the options' exercise price was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to loss per share.

Newly Adopted Accounting Pronouncements

On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB No. 101 provides guidance on the recognition, presentation and disclosures of revenue in financial statements filed with the Commission and is required to be implemented no later than the fourth quarter of fiscal 2000. The adoption of SAB No. 101 did not have a material effect on the Company's consolidated financial statements.

Newly Issued Accounting Pronouncements

In June 1998, Statement of Financial Accounting Standards No. 133 ("FAS 133"), Accounting for Derivative Instruments and Hedging Activities, was issued. This statement establishes standards for valuing and reporting at fair value all derivative instruments as either assets or liabilities. FAS 133, as amended by FAS 137, is effective January 1, 2001. The adoption of FAS 133 did not have a material effect on the Company's consolidated financial statements.

Reclassification

Certain 1999 and 1998 amounts have been reclassified to conform with the 2000 presentation.

3.  Equipment and Patent and License Rights

Equipment balances are summarized as follows:

                                                       December 31
                                            ----------------------------------
                                                 2000               1999
                                            ---------------     --------------
Machinery and equipment                     $     251,517       $  6,391,946
Computer equipment                                359,115            435,847
Furniture and fixtures                            242,046            212,412
Leasehold improvements                             90,467            101,890
Construction in progress                               --             28,227
                                            ---------------     --------------
Total                                             943,145           7,170,322
Accumulated depreciation                         (390,873)           (878,101)
                                            ---------------     --------------
Total equipment, net                        $     552,272       $  6,292,221
                                            ===============     ==============

Depreciation expense for 2000, 1999 and 1998 was $473,122, $648,565, and $210,293, respectively.

Patent and license rights balances are summarized as follows:

                                                        December 31
                                             ----------------------------------
                                                  2000               1999
                                             ---------------     --------------
Patent and license rights                    $     430,546       $    605,049
Accumulated amortization                           (60,840)          (112,269)
                                             ---------------     --------------
Patent and license rights, net               $     369,706       $    492,780
                                             ===============     ==============

4.  Preferred Stock

The Company has authorized 10 million shares of preferred stock, no par value. The preferred stock may be issued from time to time in one or more series.

On February 21, 1999 the Company adopted a Shareholder Rights Plan under which all shareholders of record as of March 8, 1999 received rights to purchase shares of a new series of Preferred Stock. The adoption of this plan is intended as a means to guard against abusive takeover tactics. The rights will be exercisable only if a person or group acquires or announces a tender offer to acquire 20% or more of the Company's common stock. Under the plan all shareholders except the purchaser will be entitled to acquire the Company's common stock at a 50% discount. The rights will trade with the Company's common stock, unless and until they are separated upon the occurrence of certain future events. In addition, the rights attached to the 6,246,735 shares of common stock recently issued pursuant to the Company's offering of nontransferable subscription rights.

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

In 1997, the Company adopted the 1997 Omnibus Stock Plan of C3, Inc. (the "1997 Omnibus Plan"). The 1997 Omnibus Plan authorizes the Company to grant stock options, stock appreciation rights and restricted awards (collectively, "awards") to selected employees, independent contractors and directors of the Company and related corporations in order to promote a closer identification of their interests with those of the Company and its shareholders. The maximum number of shares of common stock for which awards may be granted under the 1997 Omnibus Plan may be increased from time to time to a number of shares equal to
(i) 20% of the shares of common stock outstanding as of that time less (ii) the number of shares of common stock subject to outstanding options under the 1996 Option Plan. The number of shares reserved for issuance under the 1997 Omnibus Plan may also be adjusted upon certain events affecting the Company's capitalization. Options granted under the 1997 Omnibus Plan generally vest over three to five-year periods and have terms of 10 years. The Board of Directors has reserved 930,912 shares for the 1997 Omnibus Plan.

The following is a summary of activity for the Company's two stock option plans:

                                                           1996 Option Plan                  1997 Omnibus Plan
                                                      ----------------------------      ----------------------------
                                                                       Weighted                          Weighted
                                                        Number          Average           Number          Average
                                                          Of           Exercise             of           Exercise
                                                        Shares           Price            Shares           Price
                                                      ------------    ------------      ------------    -------------
1998
     Outstanding at beginning of year                    661,791        $ 3.95            477,000        $      14.61
     Granted                                                ----          ----            195,000                8.94
     Exercised                                            93,379          4.97               ----                ----
     Canceled                                             13,547          3.66             48,366               14.67
                                                      ------------    ------------      ------------    -------------
     Outstanding at end of year                          554,865          3.78            623,634               12.83

1999
    Granted                                                 ----          ----            175,800               11.19
    Exercised                                             92,620          3.49              2,333               10.10
    Canceled                                                ----          ----             56,853               13.09
                                                      ------------    ------------      ------------    -------------
    Outstanding at end of year                           462,245          3.83            740,248               12.43

2000
    Granted                                                 ----          ----            208,900                4.41
    Exercised                                            102,068          2.89               ----                ----
    Canceled                                                ----          ----            110,282                8.98
                                                      ------------    ------------      ------------    -------------
    Outstanding at end of year                           360,177      $   4.10            838,866       $       10.88
                                                      ============    ============      ============    =============

During 1996, the Company granted options to acquire 37,275 shares of common stock to certain consultants. These options, which were granted prior to the establishment of formal plans, are immediately exercisable, have a term of five years, and an exercise price of $1.88 per share. During 2000, none of these options were exercised. As of December 31, 2000, 26,625 of these options are outstanding.

The following summarizes information about stock options outstanding at December 31, 2000:

                                Options Outstanding                                           Options Exercisable
------------------------------------------------------------------------------------    --------------------------------
                                                    Weighted-
                                                     Average
                                 Outstanding        Remaining         Weighted-          Exercisable          Weighted-
            Range of                as of          Contractual         Average              as of              Average
         Exercise Price          12/31/2000            Life         Exercise Price       12/31/2000        Exercise Price
----------------------------    --------------     -------------    ----------------    --------------   ----------------
               $0.00- $1.64            32,000               9.9     $      1.3750             ---          $        ---
               $1.65- $3.28           129,667               5.5     $      2.4172          97,767          $     2.3282
               $3.29- $4.93           289,035               5.7     $      4.4960         289,035          $     4.4960
               $4.94- $6.57           117,800               6.8     $      5.3750          13,000          $     5.3750
               $6.58- $8.22            67,300               6.3     $      7.7392          46,965          $     7.8589
               $8.23- $9.86           121,899               5.7     $      8.9018          98,531          $     8.9101
               $9.87-$11.51            14,600               6.6     $     10.8100          14,600          $    10.8100
              $11.52-$13.14               ---               ---     $         ---             ---          $        ---
              $13.15-$14.79           173,267               5.8     $     13.8581         170,000          $    13.8648
              $14.80-$16.44           280,100               5.3     $     15.0005         143,250          $    15.0010
                                --------------     -------------    ----------------    --------------     -------------
                                    1,225,668               5.9     $      8.6946         873,148          $     8.5985
                                ==============     =============    ================    ==============     =============

In accordance with APB 25, and the provision of FAS 123 as applicable to consultants, the Company recorded compensation expense of approximately $149,000, $283,000 and $528,000 during 2000, 1999 and 1998, respectively, relating to stock options granted with exercise prices less than market value or granted to consultants. Had compensation expense for all stock options been determined consistent with FAS 123, rather than APB 25, the Company's net loss and loss per share for the years ended December 31, 2000, 1999 and 1998 would have been increased to the pro forma amounts indicated below:

                                                           2000                    1999                   1998
                                                   ---------------------    --------------------    ------------------
Net loss, as reported                              $       7,078,532        $       5,151,683       $       6,733,488
Pro forma net loss                                         7,316,709                6,029,709               7,525,000
Basic and diluted net loss per share:
     As reported                                   $            0.99        $            0.73       $           0.97
     Pro forma                                                  1.02                     0.86                   1.08

The fair value of each option grant is estimated on the grant date using a Black-Scholes option pricing model. The valuations for the years ended December 31, 2000, 1999 and 1998 were based on the following assumptions:

                                                                      2000               1999               1998
                                                                 ---------------    ---------------     --------------
Weighted-average grant date fair value                           $    4.04          $    8.46           $    7.46
Weighted-average expected lives (in years)                            7.00               7.00                9.98
Risk-free interest rate                                               4.74%              6.65%               5.13%
Dividend yield                                                           0%                 0%                  0%
Volatility factor                                                    1.723               .766                .782

In connection with the Company's initial public offering on November 14, 1997, the Company issued warrants to the underwriter to purchase 300,000 shares of common stock at a price of $18 per share. The warrants are exercisable for a period of four years beginning November 14, 1998.

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

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                                   December 31
                                                                   --------------------------------------------
                                                                         2000                       1999
                                                                   -----------------          -----------------
Federal and state loss carryforwards                               $   7,977,000              $   5,993,000
Benefit of research tax credits                                          416,000                    360,000
Reserves and accruals                                                    478,000                    189,000
Depreciation                                                             (41,000)                  (366,000)
                                                                   -----------------          -----------------
Total deferred tax assets                                              8,830,000                  6,176,000

Less valuation allowance                                              (8,830,000)                (6,176,000)
                                                                   -----------------          -----------------

Net deferred tax assets                                            $        ----              $        ----
                                                                   =================          =================

A reconciliation between expected income taxes, computed at the statutory federal income tax rate (34%) applied to pretax accounting income, and the income taxes included in the statements of operations for the years ended December 31, 2000, 1999 and 1998 follows:

                                                                   2000                1999               1998
                                                              ---------------     ---------------    ----------------
Anticipated income tax
     benefit at the statutory federal rate                    $  (2,407,000)      $ (1,752,000)      $  (2,290,000)
State income tax benefit,
     net of federal tax effect                                     (322,000)          (264,000)           (344,000)
Research tax credits                                                (61,000)          (126,000)           (142,000)
Compensation expense--stock options                                  58,000            111,000             164,000
Other                                                               125,000             71,000               9,000
Increase in valuation allowance                                   2,607,000          1,960,000           2,603,000
                                                              ---------------     ---------------    ----------------
Income tax (benefit) expense                                  $        ----       $       ----       $        ----
                                                              ===============     ===============    ================

At December 31, 2000, the Company has operating and economic loss carryforwards of approximately $20,700,000 expiring through 2015, which can be offset against future federal and state taxable income. In accordance with Section 382 of the Internal Revenue Code of 1986, as amended, a change in equity ownership of greater than 50% of the Company within a three-year period results in an annual limitation on the Company's ability to utilize its NOL carryforwards that were created during tax periods prior to the change in ownership. As a result of various equity offerings and certain shareholder transactions, the utilization of the Company's NOL carryforwards has become limited, however, the Company does not believe this limitation will have a material effect on the Company's ability to utilize the NOL carryforward.

Based on the Company's assessment of the future net realizable value of deferred tax assets, a valuation allowance has been provided as it is more likely than not that sufficient taxable income will not be generated to realize certain temporary differences and tax credit carryforwards. Additionally, at December 31, 2000, approximately $350,000 of the valuation allowance was attributable to the potential tax benefit of stock option transactions, which will be credited directly to common stock if realized.

7.  Commitments

Operating Lease
The Company leases approximately 12,700 square feet of mixed use space from an unaffiliated third party at a base cost of approximately $10,700 per month, plus contingent rentals based on the Company's proportionate share of the lessor's operating costs, as defined in the lease agreement. The lease expires August 31, 2004, however, the Company may cancel the lease effective August 31, 2002 by delivering to the lessor written notice nine months prior to the cancellation date and by paying a cancellation fee of $36,000. The lease provides for escalations of the base rent throughout the lease term, up to $11,700 at September 1, 2003.

In September 1999, the Company entered into an agreement to sublease approximately 13,807 square feet of office space, contiguous to its existing space from an unaffiliated third party at a base cost of approximately $12,100 per month, plus contingent rentals based on the Company's proportionate share of the lessor's operating costs, as defined in the lease agreement. The lease expires on October 30, 2002.

The future minimum lease payments, including the $36,000 cancellation fee, are as follows: $275,000 in 2001, $245,000 in 2002, totaling $520,000. Rental expense incurred for operating leases and leases whose terms are less than one year in duration for 2000, 1999, and 1998 was approximately $405,000, $215,000, and $153,000, respectively.

Purchase Commitment
On June 6, 1997, the Company entered into an Amended and Restated Exclusive Supply Agreement ("Exclusive Supply Agreement") and a Development Agreement with Cree, a related company. The

Exclusive Supply Agreement has an initial term of ten years which may be extended for an additional ten years by either party if the Company orders in any 36-month period SiC crystals with an aggregate purchase price in excess of $1 million. The Company has met this order threshold and expects to extend the term of the Exclusive Supply Agreement. In connection with the Exclusive Supply Agreement, the Company has committed to purchase a minimum of 50% (by dollar volume) of its requirements for SiC crystals from Cree. If the Company's orders require Cree to expand beyond specified production levels, the Company must commit to purchase certain minimum quantities. In December 2000 the Company and Cree agreed on a framework for purchases of SiC crystals during 2001. Under the terms of the Agreement, the Company will be obligated to purchase SiC crystals only upon issuance and Cree's acceptance of purchase orders. The Company has committed to purchase approximately $400,000 of SiC crystals during the second quarter of 2001. The price paid to Cree for each SiC crystal will be based on a sliding scale depending on the quality of each crystal received. The Company is totally dependent on Cree to supply SiC crystals for its production process. If the Company is unable to obtain SiC crystals from Cree, its operations would be materially adversely affected.

The July 1, 1998 Development Agreement, which replaces the June 1997 Development Agreement and the 1998 Supplemental Development Agreement, provides for a four-year development effort by Cree to increase the yield of useable material in each SiC crystal manufactured by Cree for use by the Company in the production of moissanite jewels. The Company was initially obligated to pay Cree approximately $2.88 million annually through June 30, 2002 under this agreement which was reduced to $1.44 million annually effective October 1, 1999. However, either party may terminate the agreement if Cree does not meet the annual performance milestones or if the Company and Cree do not mutually agree on the performance milestones for the ensuing year. Effective January 1, 2001 the Company's funding obligations under the Development Agreement is suspended through June 30, 2001.

During 2000, 1999, and 1998, the Company made purchases from Cree of approximately $12.0 million, $16.2 million and $7.6 million, respectively, for SiC materials and research and development costs.

8.  Selected Quarterly Data (Unaudited)

                                                                         Quarters Ended
                                            --------------------------------------------------------------------------
                                                  3/31               6/30                9/30              12/31
                                            --------------------------------------------------------------------------
Year Ended December 31, 2000

Net Sales                                   $      3,011,250  $       3,647,621   $       2,874,329   $     3,261,925
Gross Profit                                       1,634,502          1,991,190           1,474,707         1,866,407
Net Loss                                           2,110,161          1,250,510           1,060,711         2,657,150
Basic & Diluted Net Loss Per share                     0.30               0.17                0.15              0.37

Year Ended December 31, 1999

Net Sales                                   $      3,229,464  $       3,533,612   $       2,169,539   $     3,340,292
Gross Profit                                       1,133,886          1,901,935           1,220,004         1,611,195
Net Loss                                             706,431            380,605           1,447,413         2,617,234
Basic & Diluted Net Loss Per share                     0.10               0.05                  0.21            0.37

9.  Subsequent Event

On February 21, 2001 the Company completed a Rights Offering to its shareholders. The company raised approximately $6.2 million in gross proceeds as a result of the exercise by shareholders of rights to purchase common stock at $1.00 per share. The Company issued an aggregate of 6,246,735 shares of common stock and will have a total of 13,447,714 shares of common stock issued and outstanding as of February 21, 2001. The net proceeds will be used for working capital purposes.

                                   Schedule II

                             Charles & Colvard, Ltd.

                        Valuation and Qualifying Accounts



                                              Additions         Collections of
                           Balance at         Charged to           Accounts
     Year ended           Beginning of        Costs and           Previously         Deductions/         Balance at
     December 31             Period            Expenses          Written Off          Write Offs       End of Period
---------------------    ---------------    ---------------    -----------------    ---------------    ---------------
     Allowance for
       Doubtful
       Accounts
        2000             $      70,000      $      301,562     $        ----        $ 51,562(1)        $      320,000
        1999             $      77,000      $        2,298     $        ----        $  9,298(1)        $       70,000
        1998             $        ----      $       77,607     $        ----        $    607(1)        $       77,000

    Reserve for
      Excess
     Inventory
        2000             $     242,115      $      527,885     $        ----        $  ----            $      770,000
        1999             $     132,000      $      224,083     $        ----        $113,968(2)        $      242,115
        1998             $        ----      $      132,000     $        ----        $ ----             $      132,000

   Allowance for
      Returns
        2000             $      66,000      $       84,000(3)  $        ----        $ ----             $      150,000
        1999             $      34,004      $       31,996(3)  $        ----        $ ----             $       66,000
        1998             $        ----      $       34,004(3)  $        ----        $ ----             $       34,004


(1)  Accounts written off as uncollectible.
(2) Adjustments to reserve to reflect estimated net realizable value of remaining inventory.
(3)  Charged against sales

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


Item 10.          Directors and Executive Officers of the Registrant

Item 11.          Executive Compensation

Item 12.          Security Ownership of Certain Beneficial Owners and Management

Item 13.          Certain Relationships and Related Transactions

The information called for in items 10 through 13 is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2000.

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

10.30 1998 Declaration of Amendment to 1996 Stock Option Plan of C3, Inc. which is hereby incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10K of C3, Inc. for the fiscal year ended December 31, 1998. +

10.31 1998 Declaration of Amendment to 1997 Omnibus Stock Plan of C3, Inc., which is hereby incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10K of C3, Inc. for the fiscal year ended December 31, 1998. +

10.32 Employment Agreement, dated March 1, 1999, between Robert Thomas and C3, Inc., which is hereby incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10K of C3, Inc. for the fiscal year ended December 31, 1998. +

10.33 Employment Agreement, dated May 1, 1999, between Mary Katherine Rafferty and C3, Inc., which is hereby incorporated by reference to
         Exhibit 10.33 to the Quarterly Report on Form 10-Q of C3, Inc. for the quarter ended March 31, 1999. +

10.34 Letter Agreement, dated May 3, 1999 between Cree Research, Inc. and C3, Inc., which is hereby incorporated by reference to Exhibit 10.34 to the Quarterly Report on Form 10-Q of C3, Inc. for the quarter ended March 31, 1999. *

10.35 Licensing Agreement, dated October 10, 1998, between C. Eric Hunter and C3, Inc., which is hereby incorporated by reference to Exhibit 10.35 to the Quarterly Report on Form 10-Q of C3, Inc. for the quarter ended March 31, 1999. *

10.36 Third Amendment to Agreement, dated June 16, 1999, between John M. Bachman, Inc. and C3, Inc., which is hereby incorporated by reference to Exhibit 10.36 to the Quarterly Report on Form 10-Q of C3, Inc. for the quarter ended June 30, 1999. *

10.37 Fourth Amendment to Agreement, dated October 5, 1999, between John M. Bachman, Inc. and C3, Inc., which is hereby incorporated by reference to Exhibit 10.37 to the Quarterly Report on Form 10-Q of C3, Inc. for the quarter ended September 30, 1999. *

10.38 Employment Agreement, dated November 1, 1999 between David Fudge and C3, Inc., which is hereby incorporated by reference to Exhibit 10.38 to the Quarterly Report on Form 10-Q of C3, Inc. for the quarter ended September 30, 1999. +*

10.39 Letter Agreement dated December 22, 1999 between Cree, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.39 to the Annual Report on form 10K of C3, Inc. for the year ended December 31, 1999.*

10.40 Letter Agreement dated March 16, 2000 between Stuller Settings, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.40 to the Annual Report on form 10K of C3, Inc. for the year ended December 31, 1999.*

10.41 Letter Agreement dated March 15, 2000 between The Bell Group, d/b/a Rio Grande and C3, Inc. which is hereby incorporated by reference to
         Exhibit 10.41 to the Annual Report on form 10K of C3, Inc. for the year ended December 31, 1999.*

10.42 Letter Agreement dated May 14, 2000 between Cree, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.42 to the Quarterly Report on Form 10Q of C3, Inc. for the quarter ended March 31, 2000.*

10.43    2000 Declaration of Amendment to 1996 Omnibus Stock Plan of C3, Inc.+

10.44    2000 Declaration of Amendment to 1997 Omnibus Stock Plan of C3, Inc.+

23.1     Consent of Deloitte & Touche LLP

27.1     Financial Data Schedule - Fiscal year ended December 31, 2000.

* The registrant has requested that certain portions of this exhibit be given confidential treatment.

+ Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Charles & Colvard, Ltd. (formerly C3, Inc.)

By: /s/ Robert S. Thomas                                                                Date:    3/26/01
    ----------------------                                                                       -------
     Robert S. Thomas, President & CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Robert S. Thomas                                                                Date:    3/26/01
    --------------------                                                                         -------
    Robert S. Thomas
    President & Chief Executive Officer
    (Principal executive and financial officer)

By: /s/ Earl R. Hines                                                                   Date:    3/26/01
    -----------------                                                                            -------
    Earl R. Hines
    (Principal accounting officer)

By: /s/ Richard Hartigan, Jr.                                                           Date:    3/26/01
    -------------------------                                                                    -------
    Richard Hartigan, Jr.
    Director

By: /s/ Barbara Kotlikoff                                                               Date:    3/26/01
    ---------------------                                                                        -------
    Barbara Kotlikoff
    Director

By: /s/ Kurt Nassau                                                                     Date:    3/26/01
    -----------------------                                                                      -------
     Kurt Nassau
     Director

By: /s/ Walter J. O'Brien                                                               Date:    3/26/01
    ---------------------                                                                        -------
    Walter J. O'Brien
    Director

By: /s/ Cecil D. Raynor                                                                 Date:    3/26/01
    -------------------                                                                          -------
    Cecil D. Raynor
    Director

By: /s/ Frederick A. Russ                                                               Date:    3/26/01
    ---------------------                                                                        -------
    Frederick A. Russ
    Director

By: /s/ Ollin B. Sykes                                                                  Date:    3/26/01
    ------------------                                                                           -------
    Ollin B. Sykes
    Director

                                  EXHIBIT INDEX
                                       TO
                           ANNUAL REPORT ON FORM 10-K
                                       OF
                   CHARLES & COLVARD, LTD. (FORMERLY C3, INC.)
Exhibit
Number                             Description

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

10.14 Letter Agreement, dated July 14, 1997, between Cree Research, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333-36809).*

10.14 Letter Agreement, dated January 31, 1996, between Cree Research, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333-36809).*

10.15 1996 Stock Option Plan of C3, Inc. (as amended October 27, 1997) which is hereby incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333-36809).+

10.16 1997 Omnibus Stock Plan of C3, Inc. which is hereby incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333- 36809).+

10.17 Restricted Stock Agreement, dated June 30, 1995, between Jeff N. Hunter and Paula K. Berardinelli and C3, Inc. which is hereby incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333-36809).+

10.18 Shareholders Agreement, dated March 18, 1997, between General Electric Pension Trust, C. Eric Hunter and C3, Inc. which is hereby incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333-36809).

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

10.30 1998 Declaration of Amendment to 1996 Stock Option Plan of C3, Inc. which is hereby incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10K of C3, Inc. for the fiscal year ended December 31, 1998. +

10.31 1998 Declaration of Amendment to 1997 Omnibus Stock Plan of C3, Inc., which is hereby incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10K of C3, Inc. for the fiscal year ended December 31, 1998. +

10.33 Employment Agreement, dated March 1, 1999, between Robert Thomas and C3, Inc., which is hereby incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10K of C3, Inc. for the fiscal year ended December 31, 1998. +

10.33 Employment Agreement, dated May 1, 1999, between Mary Katherine Rafferty and C3, Inc., which is hereby incorporated by reference to
         Exhibit 10.33 to the Quarterly Report on Form 10-Q of C3, Inc. for the quarter ended March 31, 1999. +

10.34 Letter Agreement, dated May 3, 1999 between Cree Research, Inc. and C3, Inc., which is hereby incorporated by reference to Exhibit 10.34 to the Quarterly Report on Form 10-Q of C3, Inc. for the quarter ended March 31, 1999. *

10.35 Licensing Agreement, dated October 10, 1998, between C. Eric Hunter and C3, Inc., which is hereby incorporated by reference to Exhibit 10.35 to the Quarterly Report on Form 10-Q of C3, Inc. for the quarter ended March 31, 1999. *

10.36 Third Amendment to Agreement, dated June 16, 1999, between John M. Bachman, Inc. and C3, Inc., which is hereby incorporated by reference to Exhibit 10.36 to the Quarterly Report on Form 10-Q of C3, Inc. for the quarter ended June 30, 1999. *

10.37 Fourth Amendment to Agreement, dated October 5, 1999, between John M. Bachman, Inc. and C3, Inc., which is hereby incorporated by reference to Exhibit 10.37 to the Quarterly Report on Form 10-Q of C3, Inc. for the quarter ended September 30, 1999. *

10.38 Employment Agreement, dated November 1, 1999 between David Fudge and C3, Inc., which is hereby incorporated by reference to Exhibit 10.38 to the Quarterly Report on Form 10-Q of C3, Inc. for the quarter ended September 30, 1999. +*

10.39 Letter Agreement dated December 22, 1999 between Cree, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.39 to the Annual Report on form 10K of C3, Inc. for the year ended December 31, 1999.*

10.40 Letter Agreement dated March 16, 2000 between Stuller Settings, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.40 to the Annual Report on form 10K of C3, Inc. for the year ended December 31, 1999.*

10.41 Letter Agreement dated March 15, 2000 between The Bell Group, d/b/a Rio Grande and C3, Inc. which is hereby incorporated by reference to
         Exhibit 10.41 to the Annual Report on form 10K of C3, Inc. for the year ended December 31, 1999.*

10.42 Letter Agreement dated May 14, 2000 between Cree, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.42 to the Quarterly Report on Form 10Q of C3, Inc. for the quarter ended March 31, 2000.*

10.43    2000 Declaration of Amendment to 1996 Omnibus Stock Plan of C3, Inc.+

10.44    2000 Declaration of Amendment to 1997 Omnibus Stock Plan of C3, Inc.+

23.1     Consent of Deloitte & Touche LLP

27.1     Financial Data Schedule - Fiscal year ended December 31, 2000.

* The registrant has requested that certain portions of this exhibit be given confidential treatment.

+ Denotes a management contract or compensatory plan or arrangement.