Form 10-Q
period 2001-03-31
CHARLES & COLVARD LTD
filed 2001-05-09
CIK 1015155

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ______________

                                   FORM 10-Q


(Mark One)
[x]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended March 31, 2001

[ ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from _____________________to______________________


                       Commission File Number: 000-23329

                            Charles & Colvard, Ltd.
--------------------------------------------------------------------------------

             (Exact name of Registrant as specified in its charter)

         North Carolina                                 56-1928817
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

         3800 Gateway Boulevard, Suite 310, Morrisville, N.C.   27560
--------------------------------------------------------------------------------
                   (Address of principal executive offices)


                                  919-468-0399
               ---------------------------------------------------
               (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X     No__
                                     --



As of April 30, 2001 there were 13,447,714 shares of the Registrant's Common Stock, no par value per share, outstanding.

                            Charles & Colvard, Ltd.
                                     Index

Part I.   Financial Information
--------------------------------------------------------------------------------

Item 1.   Financial Statements

              Condensed Consolidated Statements of Operations - Three Months Ended March 31, 2001 And 2000

              Condensed Consolidated Balance Sheets - March 31, 2001 And December 31, 2000

              Condensed Consolidated Statements Of Cash Flows - Three Months Ended March 31, 2001 And 2000

              Notes To Condensed Consolidated Financial Statements

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Item 3.   Quantitative And Qualitative Disclosures About Market Risk

Part II.  Other Information
--------------------------------------------------------------------------------

Item 6.   Exhibits And Reports On Form 8-K

Signatures

Part I.   Financial Information

Item 1.   Financial Statements

                            Charles & Colvard, Ltd.
                Condensed Consolidated Statements Of Operations
                                  (Unaudited)


                                                                                 Three Months Ended March 31,
                                                                           -----------------------------------------
                                                                                  2001                   2000
                                                                           ------------------     ------------------
Net sales                                                                         $ 2,899,984            $ 3,011,250
Cost of goods sold                                                                  1,262,699              1,376,748
                                                                           ------------------     ------------------
Gross profit                                                                        1,637,285              1,634,502

Operating expenses:
    Marketing and sales                                                               713,582              2,456,176
    General and administrative                                                        699,246                989,329
    Research and development                                                            1,033                439,632
    Other expense                                                                      46,071                    ---
                                                                           ------------------     ------------------
Total operating expenses                                                            1,459,932              3,885,137

Operating income (loss)                                                               177,353             (2,250,635)

Interest income, net                                                                   69,821                140,474
                                                                           ------------------     ------------------

Net income (loss)                                                                 $   247,174            $(2,110,161)
                                                                           ==================     ==================

Net income (loss) per share:
  Basic                                                                           $      0.03            $     (0.30)
                                                                           =================      ==================
  Diluted                                                                         $      0.03            $     (0.30)
                                                                           ==================     ==================

Weighted-average common shares:
  Basic                                                                             9,838,489              7,109,304
                                                                           ==================     ==================
  Diluted                                                                           9,860,216              7,109,304
                                                                           ==================     ==================


See Notes to Condensed Consolidated Financial Statements.

                            Charles & Colvard, Ltd.
                     Condensed Consolidated Balance Sheets

                                                          March 31, 2001      December 31, 2000
                                                         ----------------    -------------------
Assets                                                      (Unaudited)
Current Assets:
     Cash and equivalents                                  $  9,070,288           $  3,826,402
     Accounts receivable                                      1,566,616              1,468,041
     Interest receivable                                         34,375                 18,890
     Inventory, net                                          22,418,669             23,071,416
     Prepaid expenses and other assets                          226,036                301,267
                                                           ------------           ------------
              Total current assets                           33,315,984             28,686,016

Equipment, net                                                  473,354                552,272
Patent and license rights, net                                  365,041                369,706
                                                           ------------           ------------
              Total assets                                 $ 34,154,379           $ 29,607,994
                                                           ============           ============

Liabilities and Shareholders' Equity
Current Liabilities:
     Accounts payable:
              Cree, Inc.                                   $        ---           $  1,147,718
              Other                                             439,165                847,428
     Accrued expenses and other liabilities                     486,261                640,068
     Deferred revenue                                            85,783                112,996
                                                           ------------           ------------
              Total current liabilities                       1,011,209              2,748,210

Commitments

Shareholders' Equity:
    Common stock                                             55,258,692             49,226,697
     Additional paid-in capital - stock options               1,930,961              1,926,744
     Accumulated deficit                                    (24,046,483)           (24,293,657)
                                                           ------------           ------------
              Total shareholders' equity                     33,143,170             26,859,784
                                                           ------------           ------------
                                                           $ 34,154,379           $ 29,607,994
                                                           ============           ============

See Notes to Condensed Consolidated Financial Statements

                            Charles & Colvard, Ltd.
                Condensed Consolidated Statements Of Cash Flows
                                  (Unaudited)

                                                                Three Months Ended March 31,
                                                           --------------------------------------
                                                               2001                      2000
                                                           ------------              ------------
Operating Activities:
Net income (loss)                                          $    247,174              $ (2,110,161)
Adjustments:
     Depreciation and amortization                               48,879                   256,831
     Stock option compensation                                    4,217                    52,666
     Loss on disposal of long-term assets                        46,071                       835
     Change in provision for uncollectible accounts             100,000                   145,000
     Change in operating assets and liabilities:
        Net change in assets                                    513,918                (2,412,898)
        Net change in liabilities                            (1,737,001)               (1,713,356)
                                                           ------------              ------------
     Net cash used in operating activities                     (776,742)               (5,781,083)
                                                           ------------              ------------

Investing Activities:
Purchase of equipment                                           (10,221)                   (5,127)
Patent and license rights costs                                  (1,146)                  (22,769)
                                                           ------------              ------------
        Net cash used in investing activities                   (11,367)                  (27,896)
                                                           ------------              ------------

Financing Activities:
Stock options exercised                                             ---                    98,894
Proceeds from stock rights offering, net                      6,031,995                       ---
                                                           ------------              ------------
        Net cash provided by financing activities             6,031,995                    98,894
                                                           ------------              ------------

Net change in cash and equivalents                            5,243,886                (5,710,085)

Cash and equivalents, beginning of period                     3,826,402                13,161,665
                                                           ------------              ------------
Cash and equivalents, end of period                        $  9,070,288              $  7,451,580
                                                           ============              ============

See Notes to Condensed Consolidated Financial Statements.

                            Charles & Colvard, Ltd.
              Notes To Condensed Consolidated Financial Statements
                                  (Unaudited)

1. Basis Of Presentation

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all normal recurring adjustments which are necessary for the fair presentation of the results of the interim periods presented. Interim results are not necessarily indicative of results for the year. Certain reclassifications have been made to prior year's financial statements to conform to the classifications used in fiscal 2001. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2000, as set forth in the Company's Form 10-K, filed with the Securities and Exchange Commission on March 29, 2001.

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

In October 2000, the Company established a wholly-owned subsidiary in Hong Kong, Charles & Colvard HK Ltd., for the purpose of gaining better access to the important Far Eastern markets. All inter-company accounts have been eliminated. The Company does not anticipate establishing additional subsidiaries in the near future.

All the Company's activities are within a single business segment. Export sales aggregated approximately $700,000 and $1,300,000 for the three months ended March 31, 2001 and 2000, respectively.

2. Inventories

Inventories are stated at the lower of cost or market determined on a first in, first out basis. Finished goods are shown net of a reserve for excess jewelry inventory of $285,000 and $270,000 respectively. Test instruments are shown net of a reserve for excess inventory of $465,000 and $500,000 respectively.

                                                                 December 31
                                            ----------------------------------------------------
                                                       2001                        2000
                                            ------------------------     -----------------------
 Moissanite
    Raw materials                           $                916,926     $             1,482,969
    Work-in-process                                        1,571,510                   3,105,096
    Finished goods                                        19,865,252                  18,411,563
                                            ------------------------     -----------------------

                                                          22,353,688                  22,999,628

 Test instruments                                             64,981                      71,788
                                            ------------------------     -----------------------


 Total Inventory                            $             22,418,669     $            23,071,416
                                            ========================     =======================

3. Common Stock

On February 21, 2001, the Company completed a Rights Offering to its shareholders. The Company issued an aggregate of 6,246,735 shares of common stock at $1 per share. Net proceeds from the offering, after expenses, were $6,031,995. These proceeds will be used for working capital purposes.

4. Stock Based Compensation

During the quarter ended March 31, 2001, in accordance with Accounting Principles Board Opinion No. 25 and Statement of Financial Accounting Standards
(FAS) No. 123, the Company recorded compensation expense of $4,217 relating to stock options. Compensation expense related to stock options for the quarter ended March 31, 2000 was $52,666. This compensation expense is recorded in general and administrative expense in the statements of operations.

5. Newly Adopted Accounting Pronouncements

In June 1998, FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued. This statement establishes standards for valuing and reporting at fair value all derivative instruments as either assets or liabilities. FAS 133, as amended by FAS 137, was effective January 1, 2001. The adoption of FAS 133 did not have a material effect on the Company's consolidated financial statements.

Item 2: Management's Discussion And Analysis Of Financial Condition And Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our judgment on future events. Our business is subject to business and economic risks and uncertainties that could cause our actual performance and results to differ materially from those expressed or implied by any of the forward-looking statements included herein. These risks and uncertainties are described under the heading "Business Risks" in our Form 10-K for the year ended December 31, 2000, which was filed with the Securities and Exchange Commission on March 29, 2001.

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

Through the first half of 1999, we limited our efforts to expand the distribution of moissanite jewels as a result of limited product availability and our lack of confidence in the quality of the SiC crystals we were receiving. Late in the second quarter of 1999, we began to receive indications that the quality of the SiC crystals was improving rapidly. The rate of improvement in the quality of the SiC crystals continued to accelerate through the end of 1999, far exceeding our expectations. At the same time, we experienced a decline in shipments of moissanite jewels during the third quarter of 1999 as a result of the following:

 .  a slow growth in the addition of domestic retailers;
 . lack of targeted retailer-driven marketing programs abroad; and . poor overall jewelry market performance in certain international markets.

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

Our strategy for 2001 is to remain profitable and conserve cash by achieving modest growth in sales while maintaining our lower marketing and advertising costs, maintaining our lower general and administrative expense levels, continuing to curtail research and development expenses and reducing inventories. We believe that our sales can increase as the distribution of moissanite jewels expands domestically and internationally. We believe that our current infrastructure and stage of product development can support a significant growth in sales. Although we attained our goal to achieve profitability in the first quarter of 2001, we cannot be sure that we will ever be able to achieve increased sales or sustain profitability.

As discussed below, the shift in our domestic distribution strategy may affect our historical relationships between revenues and expenses as well as our liquidity and capital requirements.

Results Of Operations

Three Months ended March 31, 2001 compared with Three Months ended March 31,
2000.

Net sales were $2,899,984 for the three months ended March 31, 2001 compared to $3,011,250 for the three months ended March 31, 2000, a decrease of $111,266 or 3.7%. Shipments of moissanite jewels increased in the first quarter of 2001 to approximately 15,400 carats from 15,300 carats in the first quarter of 2000. This marginal increase in shipments of moissanite jewels was offset by a reduction in the average selling price due to volume purchase discounts offered to our new domestic distribution and manufacturing partners. Our new partners began their distribution efforts during the second quarter of 2000. Our distribution goal is to increase carat shipments to these distributors significantly over time while keeping average selling prices stable with any variation dependant upon the mix of sizes sold.

Although there was a small decrease in sales, domestic sales increased to approximately $2,200,000 for the three months ended March 31, 2001 compared to approximately $1,700,000 for the three months ended March 31, 2000. This increase was offset by a decrease in international sales. International sales were approximately $700,000 for the three months ended March 31, 2001 compared to approximately $1,300,000 for the three months ended March 31, 2000. The decrease in international sales can be attributed to the strong dollar and the lack of substantial advertising and public relations activities.

Our gross profit margin was 56.5% for the three months ended March 31, 2001 compared to 54.3% for the three months ended March 31, 2000. The increased gross margin rate relates to improved yield of moissanite jewels from SiC crystals, which was partially offset by a reduction in the per carat average selling price of moissanite jewels.

Marketing and sales expenses were $713,582 for the three months ended March 31, 2001 compared to $2,456,176 for the three months ended March 31, 2000, a decrease of $1,742,594 or 70.9%. The decrease resulted primarily from a $1.5 million reduction in marketing and advertising costs consistent with our new strategy to increase consumer impressions through lower cost approaches such as public relations activities and media editorial coverage, as well as decreased compensation costs.

General and administrative expenses were $699,246 for the three months ended March 31, 2001 compared to $989,329 for the three months ended March 31, 2000, a decrease of $290,083 or 29.3%. The decrease resulted from a $130,000 decrease in compensation costs, as well as decreases in rent, bad debt expense, production costs of our annual report, and other general overhead items consistent with our efforts to cut costs

Research and development expenses were $1,033 for the three months ended March 31, 2001 compared to $439,632 for the three months ended March 31, 2000, a decrease of $438,599 or 99.8%. The decrease resulted from the suspension of development efforts with Cree effective January 1, 2001.

Other expenses for the three months ended March 31, 2001 amounted to $46,071 which resulted from the write-down to market of certain fixed assets scheduled for disposal.

Net interest income was $69,821 for the three months ended March 31, 2001 compared to $140,474 for the three months ended March 31, 2000, a decrease of $70,653 or 50.3%. This decrease resulted from lower interest income earned on lower average cash balances.

Liquidity And Capital Resources
-------------------------------

At March 31, 2001, we had $9.1 million of cash and cash equivalents and $32.3 million of working capital. During the three months ended March 31, 2001, we used $777,000 to fund operations; the decrease can be attributed to the satisfaction of all outstanding liabilities to Cree. In addition, we completed a Rights Offering to our shareholders on February 21, 2001, raising $6 million of net proceeds. These proceeds will be used for working capital purposes. We believe our existing capital resources are adequate to satisfy our capital requirements for at least the next 12 months.

In December 2000, we agreed with Cree on a framework for purchase of SiC crystals during 2001. Under the terms of the Agreement, we will be obligated to purchase SiC crystals only upon issuance and Cree's acceptance of purchase orders. We have committed to purchase approximately $400,000 of SiC crystals during the second quarter of 2001. The price paid to Cree will be based upon a set price per gram for specified SiC crystals.

The 4-year Development Agreement with Cree, as amended, requires us to fund a development program at Cree for $1.44 million annually through June 30, 2002. Either party may terminate the agreement if Cree does not meet the annual performance milestone or if the parties do not mutually agree on the performance milestones for the ensuing year. Effective January 1, 2001, our funding obligation under the Development Agreement was suspended through June 30, 2001.

Our strategy for 2001 is to remain profitable and conserve cash by achieving modest growth in sales while maintaining our lower marketing and advertising costs, maintaining our lower general and administrative expense levels, continuing to curtail research and development expenses and reducing inventories. We believe that our sales can increase as the distribution of moissanite jewels expands domestically and internationally. We believe that our current infrastructure and stage of product development can support a significant growth in sales. Although we attained our goal to achieve profitability in the first quarter of 2001, we cannot be sure that we will ever be able to achieve increased sales or sustain profitability.

Newly Adopted Accounting Pronouncements

In June 1998, Statement of Financial Accounting Standards (FAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued. This statement establishes standards for valuing and reporting at fair value all derivative instruments as either assets or liabilities. FAS 133, as amended by FAS 137, was effective January 1, 2001. The adoption of FAS 133 did not have a material effect on our consolidated financial statements

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We believe that our exposure to market risk for changes in interest rates is not significant because our investments are limited to highly liquid instruments with maturities of three months or less. At March 31, 2001, we had approximately $8.6 million of short-term investments classified as cash and equivalents. All of our transactions with international customers and suppliers are denominated in U.S. dollars.

Part II - Other Information

Item 6: Exhibits And Reports On Form 8-K

(a) Exhibits

Exhibit No.    Description
-----------    -----------

10.45 Letter Agreement dated December 7, 2000 between Cree, Inc. and Charles & Colvard, Ltd., incorporated by reference to exhibit
               99.2 of the Company's current report on Form 8-K dated January 9, 2001.*

10.46 Fifth Amendment to Agreement, dated December 29, 2000 between John M. Bachman Inc. and Charles & Colvard, Ltd.*

       +  Denotes a management contract or compensatory plan or arrangement.

       * The Company has requested that certain portions of this exhibit be given confidential treatment.

(b) Report on Form 8-K

Date               Subject
----               -------

January 9, 2001    Item 5:  Announcement of Shipments and Revenue Expectations
                            for The Fourth Quarter of 2000

February 9, 2001   Item 5:  Announcement of the resignation of Mark W. Hahn as
                            Chief Financial, Secretary and Treasurer

February 15, 2001  Item 5:  Announcement of Extension of Rights Offering to
                            February 16, 2001

February 22, 2001  Item 5:  Announcement of Completion of Rights Offering

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C3, Inc.

Date:  May 4, 2001             /s/ Robert S. Thomas
                               --------------------
                               Robert S. Thomas
                               President & Chief Executive Officer
                               (Principal Executive Officer)



Date:  May 4, 2001             /s/ Earl R. Hines
                               -----------------
                               Earl R. Hines
                               Vice President Manufacturing
                               (Principal Accounting Officer)