Form 10-Q
period 2001-06-30
CHARLES & COLVARD LTD
filed 2001-08-13
CIK 1015155

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                --------------

                                   FORM 10-Q


(Mark One)
[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the quarterly period ended June 30, 2001

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from_____________________to______________________

                       Commission File Number: 000-23329

                            Charles & Colvard, Ltd.
--------------------------------------------------------------------------------

            (Exact name of Registrant as specified in its charter)

           North Carolina                             56-1928817
--------------------------------------   ---------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

          3800 Gateway Boulevard, Suite 310, Morrisville, N.C. 27560
--------------------------------------------------------------------------------
                   (Address of principal executive offices)


                                 919-468-0399
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X  No _
                                      ---


As of August 6, 2001 there were 13,447,714 shares of the Registrant's Common Stock, no par value per share, outstanding.

                            Charles & Colvard, Ltd.
                                     Index

Part I.  Financial Information

--------------------------------------------------------------------------------

Item 1.  Financial Statements

             Condensed Consolidated Statements of Operations - Three Months and Six Months Ended June 30, 200l and 2000

             Condensed Consolidated Balance Sheets - June 30, 2001 and December 31, 2000

             Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2001 and 2000

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

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Part I.  Financial Information

Item 1.  Financial Statements
                            Charles & Colvard, Ltd.
                Condensed Consolidated Statements Of Operations
                                  (Unaudited)

                                        Three Months Ended June 30,              Six Months Ended June 30,
                                    -------------       --------------      ----------------------------------
                                         2001                2000                2001                2000
                                    -------------       --------------      --------------      --------------
Net sales                           $   2,462,732       $    3,647,621      $    5,362,716      $    6,658,871
Cost of goods sold                      1,084,089            1,656,431           2,346,788           3,033,179
                                    -------------       --------------      --------------      --------------
Gross profit                            1,378,643            1,991,190           3,015,928           3,625,692

Operating expenses:
    Marketing and sales                   592,556            1,559,753           1,306,138           4,015,930
    General and administrative            478,307            1,126,993           1,177,553           2,116,322
    Research and development                2,775              416,159               3,808             855,791
    Other expense                          44,224              252,577              90,295             253,201
                                    -------------       --------------      --------------      --------------
Total operating expenses                1,117,862            3,355,482           2,577,794           7,241,244
                                    -------------       --------------      --------------      --------------

Operating income (loss)                   260,781           (1,364,292)            438,134          (3,615,552)

Interest income, net                       98,263              113,782             168,084             254,880
                                    -------------       --------------      --------------      --------------

Net income (loss)                   $     359,044       $   (1,250,510)     $      606,218      $   (3,360,672)
                                    =============       ==============      ==============      ==============

Basic and diluted net income
(loss) per share:                   $        0.03       $        (0.17)     $         0.05      $        (0.47)
                                    =============       ==============      ==============      ==============
Weighted-average common shares:
    Basic                              13,447,714            7,157,671          11,662,933           7,133,487
                                    =============       ==============      ==============      ==============
    Diluted                            13,465,408            7,157,671          11,669,081           7,133,487
                                    =============       ==============      ==============      ==============

See Notes to Condensed Consolidated Financial Statements.

                            Charles & Colvard, Ltd.
                     Condensed Consolidated Balance Sheets

                                                                          June 30, 2001           December 31, 2000
                                                                       ------------------        -------------------
Assets                                                                     (Unaudited)
Current Assets
     Cash and equivalents                                              $       10,018,282        $         3,826,402
     Accounts receivable                                                        1,133,619                  1,468,041
     Interest receivable                                                           29,489                     18,890
     Inventory, net                                                            22,440,201                 23,071,416
     Prepaid expenses                                                             183,384                    301,267
                                                                       ------------------        -------------------
              Total current assets                                             33,804,975                 28,686,016

Equipment, net                                                                    386,471                    552,272
Patent and license rights, net                                                    314,525                    369,706
                                                                       ------------------        -------------------
              Total assets                                             $       34,505,971        $        29,607,994
                                                                       ==================        ===================

Liabilities and Shareholders' Equity
Current Liabilities
     Accounts payable:
              Cree, Inc.                                               $          230,698        $         1,147,718
              Other                                                               261,513                    847,428
     Accrued expenses                                                             398,639                    640,068
     Deferred revenue                                                              91,857                    112,996
                                                                       ------------------        -------------------
              Total current liabilities                                           982,707                  2,748,210

Commitments

Shareholders' Equity
    Common stock                                                               55,258,692                 49,226,697
    Additional paid-in capital - stock options                                  1,952,011                  1,926,744
    Accumulated deficit                                                       (23,687,439)               (24,293,657)
                                                                       ------------------        -------------------
              Total shareholders' equity                                       33,523,264                 26,859,784
                                                                       ------------------        -------------------
              Total liabilities and shareholders' equity               $       34,505,971        $        29,607,994
                                                                       ==================        ===================

See Notes to Condensed Consolidated Financial Statements

                            Charles & Colvard, Ltd.
                Condensed Consolidated Statements Of Cash Flows
                                  (Unaudited)

                                                                       Six Months Ended June 30,
                                                                --------------------------------------
                                                                     2001                   2000
                                                                ---------------        ---------------
Operating Activities:
Net income (loss)                                               $       606,218        $    (3,360,672)
Adjustments:
     Depreciation and amortization                                       84,377                462,005
     Stock option compensation                                           25,267                111,211
     Loss on disposal of long-term assets                                90,295                266,963
     Change in provision for uncollectible accounts                     (20,000)               260,000
     Change in operating assets and liabilities:
      Net change in assets                                            1,092,921             (3,307,839)
      Net change in liabilities                                      (1,765,503)            (2,246,578)
                                                                ---------------        ---------------
        Net cash provided (used) in operating activities                113,575             (7,814,910)
                                                                ---------------        ---------------

Investing Activities:
Purchase of equipment                                                   (21,351)               (14,971)
Patent and license rights costs                                          (2,339)               (40,444)
Proceeds from sale of long term assets                                   70,000                    ---
                                                                ---------------        ---------------
        Net cash provided (used) in investing activities                 46,310                (55,415)
                                                                ---------------        ---------------
Financing Activities:
Stock options exercised                                                     ---                281,819
Proceeds from stock rights offering, net                              6,031,995                    ---
                                                                ---------------        ---------------
        Net cash provided by financing activities                     6,031,995                281,819
                                                                ---------------        ---------------

Net change in cash and equivalents                                    6,191,880             (7,588,506)

Cash and equivalents, beginning of period                             3,826,402             13,161,665
                                                                ---------------        ---------------
Cash and equivalents, end of period                             $    10,018,282        $     5,573,159
                                                                ===============        ===============

Supplemental non-cash investing activity:
     In May 2000, the Company sold its crystal growth equipment to Cree, Inc.
     (Cree) for $5,000,000. The $5 million receivable from this transaction was eliminated by purchases from Cree, completed in November, 2000.

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

All the Company's activities are within a single business segment. During the three and six months ended June 30, 2001, export sales aggregated approximately $500,000 and $1,200,000, respectively. Export sales aggregated approximately $1,200,000 and $2,500,000 for the three and six months ended June 30, 2000, respectively.

2.  Inventories

Inventories are stated at the lower of cost or market determined on a first in, first out basis. Finished goods are shown net of a reserve for excess jewelry inventory of $265,000 at June 30, 2001and $270,000 at December 31, 2000. Test instruments are shown net of a reserve for excess inventory of $465,000 and $500,000 respectively.

                                                                         June 30,                   December 31,
                                                                    ------------------------------------------------
                                                                           2001                        2000
                                                                    ------------------           ----------------
Moissanite
       Raw materials                                                $          743,714           $      1,482,969
       Work-in-process                                                       1,201,705                  3,105,096
       Finished goods                                                       20,457,435                 18,411,563
                                                                    ------------------           ----------------
                                                                            22,402,854                 22,999,628

Test instruments                                                                37,347                     71,788
                                                                    ------------------           ----------------

Total Inventory                                                     $       22,440,201           $     23,071,416
                                                                    ==================           ================

3.  Common Stock

On February 21, 2001, the Company completed a Rights Offering to its shareholders. The Company issued an aggregate of 6,246,735 shares of common stock at $1 per share. Net proceeds from the offering, after expenses, were $6,031,995.

4.  Stock Based Compensation

During the three and six months ended June 30, 2001, in accordance with Accounting Principles Board Opinion No. 25 and Statement of Financial Accounting Standards (FAS) No. 123, the Company recorded compensation expense of $21,050 and $25,267, respectively, relating to stock options. Compensation expense related to stock options for the three and six months ended June 30, 2000 were $58,545 and $111,211, respectively. This compensation expense is recorded in general and administrative expense in the statements of operations.

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

6.  Newly Issued Accounting Pronouncements

In July 2001, Statement of Financial Accounting Standards No. 141 ("FAS 141"), Business Combinations, was issued. This statement prospectively prohibits the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. Management believes the adoption of FAS 141 will not have a material effect on its financial statements.

In July 2001, Statement of Financial Accounting Standards No. 142 ("FAS 142"), Goodwill and Other Intangible Assets, was issued. This statement requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Management believes the adoption of FAS 142 will not have a material effect on its financial statements.

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

From our inception in June 1995 through June 30, 1998, we were a development stage enterprise, devoting our resources to fund research and development of colorless, scientifically made moissanite jewels. At the same time, we assembled a management team, conducted market research and developed our strategic business plans. We began shipping moissanite to authorized retail jewelers during the second quarter of 1998. At that time, we launched limited consumer-focused advertising and promotion activities in the targeted areas.

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

We made significant investments in our branding program and in developing our manufacturing and operational infrastructures during the fourth quarter of 1999 and through 2000, all in anticipation of future significant and rapid growth. During the third and fourth quarters of 2000, we restructured our operations to reduce our overall general and administrative expense levels in order to conserve cash and attempt to position the Company to achieve profitability in the future. Additionally, research and development expenses under the Development Agreement with Cree were suspended effective as of January 2001 through June 30, 2001.

Our strategy for 2001 is to remain profitable and conserve cash by achieving modest growth in sales while maintaining our lower marketing and advertising costs, maintaining our lower general and administrative expense levels, continuing to curtail research and development expenses and reducing inventories. We believe that our sales can increase as the distribution of moissanite jewels expands domestically and internationally and that our current infrastructure and stage of product development can support a significant increases in sales. We attained our goal to achieve profitability in both the first and second quarters of 2001, however, we did not achieve sales increases in the second quarter of 2001, and we cannot be sure that we will ever be able to achieve increased sales or sustain profitability. In addition, although we have had additional discussion with Cree regarding extending the suspension of research and development expenses under our Development Agreement beyond June 30, 2001, there can be no assurance that such a definitive agreement will be reached nor that profitability will not be adversely impacted by any significant resumption of research and development spending.

As discussed below, the shift in our domestic distribution strategy may affect our historical relationships between revenues and expenses as well as our liquidity and capital requirements.

Results Of Operations

Three Months ended June 30, 2001 compared with Three Months ended June 30, 2000.

Net sales were $2,462,732 for the three months ended June 30, 2001 compared to $3,647,621 for the three months ended June 30, 2000, a decrease of $1,184,889 or 32.5%. Shipments of moissanite jewels decreased in the three months ended June 30, 2001 to approximately 12,500 carats from 19,000 carats in the same period of 2000. Average selling prices were slightly higher in the three months ended June 30, 2001 when compared to the three months ended June 30, 2000. North American sales amounted to approximately $2,000,000 in the three months ended June 30, 2001 compared to $2,500,000 in the three months ended June 30, 2000. International sales amounted to approximately $500,000 and $1,200,000 for the three months ended June 30, 2001 and 2000, respectively.

In April of 2000, we implemented a price increase to our jewelry store customers in North America. Subsequently, during the three months ended June 30, 2000, we changed our method of distribution from selling directly to jewelry stores to selling via distributors. Therefore, in addition to the economy's negative effects on the jewelry industry, lower sales in the three months ended June 30, 2001, when compared to the same quarter of 2000, can be attributed to the fact that in 2000 new distributors purchased their initial inventory from the company and a number of jewelry store customers purchased jewels prior to a price increase. The decrease in international sales can be attributed to the strong dollar and the lack of substantial advertising and public relations activities.

Our gross profit margin was 56.0% for the three months ended June 30, 2001 compared to 54.6% for the three months ended June 30, 2000. The increased gross margin rate results from better efficiencies in the manufacturing process.

Marketing and sales expenses were $592,556 for the three months ended June 30, 2001 compared to $1,559,753 for the three months ended June 30, 2000, a decrease of $967,197 or 62.0%. The decrease resulted primarily from a $600,000 reduction in marketing and advertising expenses consistent with our new strategy to increase consumer impressions through lower cost approaches such as public relations activities and media editorial coverage, as well as decreased compensation costs (including severance costs recorded in 2000).

General and administrative expenses were $478,307 for the three months ended June 30, 2001 compared to $1,126,993 for the three months ended June 30, 2000, a decrease of $648,686 or 57.6%. The decrease was primarily a result of decreased bad debt expense, compensation costs (including severance costs recorded in 2000), and other general overhead expenses consistent with our efforts to cut costs.

Research and development expenses were $2,775 for the three months ended June 30, 2001 compared to $416,159 for the three months ended June 30, 2000, a decrease of $413,384 or 99.3%. The decrease resulted from the suspension of development efforts with Cree effective January 1, 2001.

Other expenses for the three months ended June 30, 2001 amounted to $44,224, resulting from the write-off of certain patent costs. Other expenses for the three months ended June 30, 2001 amounted to $252,577, resulting from a loss on the sale of crystal growth equipment to Cree and the disposition of certain other assets.

Net interest income was $98,263 for the three months ended June 30, 2001 compared to $113,782 for the three months ended June 30, 2000, a decrease of $15,519 or 13.6%. This decrease is due to approximately $28,000 of interest earned during the three months ended June 30, 2000 on a receivable due from Cree that was completely paid during 2000.

Six Months ended June 30, 2001 compared with Six Months ended June 30, 2000.

Net sales were $5,362,716 for the six months ended June 30, 2001 compared to $6,658,871 for the six months ended June 30, 2000, a decrease of $1,296,155 or 19.5%. Shipments of moissanite jewels decreased during the six months ended June 30, 2001 to approximately 28,000 carats from 34,500 carats for the six months ended June 30, 2000. Average selling prices were slightly lower for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. North American sales amounted to approximately $4,100,000 for the six months ended June 30, 2001 compared to $4,200,000 for the six months ended June 30, 2000. International sales amounted to approximately $1,200,000 and $2,500,000 for the six months ended June 30, 2001 and 2000, respectively.

During the six months ended June 30, 2001, increased carat shipments in North America were offset by a reduction in the average selling price due to volume purchase discounts offered to our new customers. In addition, carat shipments in North America were hampered by the negative effect the economy is having on retail jewelry sales. The decrease in international sales can be attributed to the strong dollar and the lack of substantial advertising and public relations activities.

The Company's gross profit margin was 56.2% for the six months ended June 30, 2001 compared to 54.4% for the six months ended June 30, 2000. The increased gross margin rate results from better efficiencies in the manufacturing process

Marketing and sales expenses were $1,306,138 for the six months ended June 30, 2001 compared to $4,015,930 for the six months ended June 30, 2000, a decrease of $2,709,792 or 67.5%. The decrease resulted primarily from a $2,100,000 reduction in marketing and advertising expenses consistent with our new strategy to increase consumer impressions through lower cost approaches such as public relations activities and media editorial coverage, as well as decreased compensation costs.

General and administrative expenses were $1,177,553 for the six months ended June 30, 2001 compared to $2,116,322 for the six months ended June 30, 2000, a decrease of $938,769 or 44.4%. The decrease resulted primarily from decreased compensation costs (including severance costs recorded in 2000), bad debt expense, and other general overhead expenses consistent with our efforts to cut costs.

Research and development expenses were $3,808 for the six months ended June 30, 2001 compared to $855,791 for the six months ended June 30, 2000, a decrease of $851,983 or 99.6%. The decrease resulted from the suspension of development efforts with Cree effective January 1, 2001.

Other expenses for the six months ended June 30, 2001 amounted to $90,295, resulting from the write-off of certain patent costs and a loss on the disposition of certain other assets. Other expenses for the six months ended June 30, 2000 amounted to $253,201, resulting from a loss on the sale of crystal growth equipment to Cree and the disposition of certain other assets.

Net interest income was $168,084 for the six months ended June 30, 2001 compared to $254,880 for the six months ended June 30, 2000, a decrease of $86,796 or 34.1%. This decrease resulted from a lower interest rate earned on our cash balances, as well as approximately $28,000 of interest earned during the second quarter of 2000 on a receivable from Cree that was completely paid in 2000.

Liquidity And Capital Resources
-------------------------------

At June 30, 2001, we had $10.0 million of cash and cash equivalents and $32.8 million of working capital. During the three months ended June 30, 2001, we generated $890,317 from operations. In addition, $57,677 was provided from investing activities, resulting from the sale of certain fixed assets. During the six months ended June 30, 2001, we generated $113,575 from operations and $46,310 from investing activities. In addition, we completed a Rights Offering to our shareholders on February 21, 2001, raising $6 million of net proceeds. We believe our existing capital resources are adequate to satisfy our capital requirements for at least the next 12 months.

In December 2000, we agreed with Cree on a framework for purchase of SiC crystals during 2001. Under the terms of the Agreement, we are obligated to purchase SiC crystals only upon issuance and Cree's acceptance of purchase orders. We purchased approximately $400,000 of SiC crystals during the three months ended June 30, 2001. We have committed to purchase approximately $400,000 of SiC crystals during the three months ending September 30, 2001.

The 4-year Development Agreement with Cree, as amended, requires us to fund a development program at Cree for $1.44 million annually through December 31, 2002. Either party may terminate the agreement if Cree does not meet the annual performance milestone or if the parties do not mutually agree on the performance milestones for the ensuing year. Research and development expenses under the Development Agreement with Cree were suspended effective as of January 2001 through June 30, 2001.


Our strategy for 2001 is to remain profitable and conserve cash by achieving modest growth in sales while maintaining our lower marketing and advertising costs, maintaining our lower general and administrative expense levels, continuing to curtail research and development expenses and reducing inventories. We believe that our sales can increase as the distribution of moissanite jewels expands domestically and internationally and that our current infrastructure and stage of product development can support a significant growth in sales. We attained our goal to achieve profitability in both the first and second quarters of 2001, however we did not achieve sales increases in the second quarter of 2001, and we cannot be sure that we will ever be able to achieve increased sales or sustain profitability. In addition, although we have had additional discussions with Cree regarding extending the suspension of research and development expenses under our Development Agreement beyond June 30, 2001, there can be no assurance that such a definitive agreement will be reached nor that profitability will not be adversely impacted by any significant resumption of research and development spending.

Newly Adopted Accounting Pronouncements

In June 1998, Statement of Financial Accounting Standards (FAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued. This statement establishes standards for valuing and reporting at fair value all derivative instruments as either assets or liabilities. FAS 133, as amended by FAS 137, was effective January 1, 2001. The adoption of FAS 133 did not have a material effect on our consolidated financial statements

Newly Issued Accounting Pronouncements

In July 2001, Statement of Financial Accounting Standards No. 141 ("FAS 141"), Business Combinations, was issued. This statement prospectively prohibits the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. We believe the adoption of FAS 141 will not have a material effect on our financial statements.

In July 2001, Statement of Financial Accounting Standards No. 142 ("FAS 142"), Goodwill and Other Intangible Assets, was issued. This statement requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. We believe the adoption of FAS 142 will not have a material effect on our financial statements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We believe that our exposure to market risk for changes in interest rates is not significant because our investments are limited to highly liquid instruments with maturities of three months or less. At June 30, 2001, we had approximately $9.7 million of short-term investments classified as cash and equivalents. All of our transactions with international customers and suppliers are denominated in U.S. dollars.

Part II - Other Information

Item 4.  Submission Of Matters To A Vote Of Security Holders

The Annual Meeting of Shareholders of Charles & Colvard Ltd. was held on May 14, 2001. At the meeting, the shareholders voted on the number of directors of the Company to be elected to the Board of Directors, the election of directors, and the ratification of the selection of independent auditors. The number of directors of the Company to be elected to the Board of Directors was set at 5. The following five nominees were each elected to the Board for a one-year term:
Walter J. O'Brien, Jr., Chester L. F. Paulson, Frederick A. Russ, Robert S. Thomas, and George A. Thornton III. Additionally, the appointment of Deloitte & Touche LLP as independent auditors for the Company for the fiscal year ending December 31, 2001 was ratified. The number of votes cast for, against or withheld, as well as the number of abstentions, for each proposal are as follows:

A. Proposal to set the number of directors of the Company to be elected to the Board of Directors at five.

                                        Votes For               Votes Against           Abstentions
-------------------------------------------------------------------------------------------------------------------
Set Number of Directors at 5           12,175,655                  26,220                  31,197

B.  Election of Directors

----------------------------------------------------------------------------------------------------------
Director Nominee                                                    Votes For             Votes Withheld
----------------------------------------------------------------------------------------------------------
Walter J. O'Brien, Jr.                                             11,769,149                 463,923
Chester L. F. Paulson                                              12,148,963                  84,109
Frederick A. Russ                                                  11,779,229                 453,843
Robert S. Thomas                                                   12,141,613                  91,459
George A. Thornton III                                             12,144,013                  89,059

C. Ratification of Appointment of Deloitte & Touche LLP as auditors for fiscal year ending December 31, 2001.

                                          Votes For             Votes Against             Abstentions
-------------------------------------------------------------------------------------------------------------------
Ratification of Appointment of
Deloitte & Touche LLP                    12,208,916                  20,000                    4,156

Item 5:  Other Information

On June 4, 2001, James R. Braun joined the Company as its Chief Financial Officer. From November 1997, to prior to joining the Company, he served as executive vice president and chief financial officer of Webcraft, Inc., a manufacturing and database company specializing in direct marketing. From June 1997 to November 1997, Mr. Braun was vice president of Smith Technology. From February 1988 to June 1997, Mr. Braun was executive vice president and chief financial officer/treasurer of Safeguard Business Systems, Inc.

Item 6:  Exhibits And Reports On Form 8-K

(a) Exhibits

Exhibit No.       Description
-----------       -----------

10.47             2001 Executive Bonus Plan

10.48             Employment Agreement, dated June 4, 2001, between James R.
                  Braun and Charles & Colvard, Ltd.+

      + Denotes a management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Charles & Colvard, Ltd.

Date: August 10, 2001                       /s/ Robert S. Thomas
                                            --------------------
                                            Robert S. Thomas
                                            President & Chief Executive Officer
                                            (Principal Executive Officer)



Date: August 10, 2001                       /s/ James R. Braun
                                            ------------------
                                            James R. Braun
                                            Chief Financial Officer
                                            (Principal Accounting Officer)