Form 10-Q
period 2001-09-30
CHARLES & COLVARD LTD
filed 2001-11-09
CIK 1015155

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-Q

(Mark One)
[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended September 30, 2001

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from _________to________

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

                                   Yes  X    No __
                                       ---

As of November 9, 2001 there were 13,371,714 shares of the Registrant's Common Stock, no par value per share, outstanding.

                             Charles & Colvard, Ltd.
                                      Index

Part I.   Financial Information

--------------------------------------------------------------------------------

Item 1.   Financial Statements

             Condensed Consolidated Statements of Operations - Three Months and Nine Months Ended September 30, 2001 and 2000

             Condensed Consolidated Balance Sheets - September 30, 2001 and December 31, 2000

             Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2001 and 2000

             Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Part II.  Other Information

--------------------------------------------------------------------------------
Item 6.   Exhibits and Reports on Form 8-K

Signatures

Part I. Financial Information

Item 1. Financial Statements

                             Charles & Colvard, Ltd.
                 Condensed Consolidated Statements Of Operations
                                   (Unaudited)

                                        Three Months Ended September 30,  Nine Months Ended September 30,
                                        --------------------------------  -------------------------------
                                              2001            2000             2001            2000
                                        -------------   -------------    -------------   -------------
Net sales                                 $ 2,138,435     $ 2,874,329      $ 7,501,151     $ 9,533,200
Cost of goods sold                            878,923       1,399,622        3,225,711       4,432,801
                                        -------------   -------------    -------------   -------------
Gross profit                                1,259,512       1,474,707        4,275,440       5,100,399

Operating expenses:
    Marketing and sales                       715,843       1,753,617        2,021,981       5,769,546
    General and administrative                446,221         608,751        1,623,774       2,725,073
    Research and development                    3,898         279,278            7,706       1,135,069
    Other expense                              30,565             108          120,860         253,309
                                        -------------   -------------    -------------   -------------
Total operating expenses                    1,196,527       2,641,754        3,774,321       9,882,997
                                        -------------   -------------    -------------   -------------

Operating income (loss)                        62,985      (1,167,047)         501,119      (4,782,598)

Interest income, net                           98,235         106,336          266,319         361,216
                                        -------------   -------------    -------------   -------------

Net income (loss)                         $   161,220     $(1,060,711)     $   767,438     $(4,421,382)
                                        =============   =============    =============   =============

Basic and diluted net income
(loss) per share:                         $      0.01     $     (0.15)     $      0.06     $     (0.62)
                                        =============   =============    =============   =============
Weighted-average common shares:
   Basic                                   13,447,714       7,199,667       12,257,860       7,155,708
                                        =============   =============    =============   =============
   Diluted                                 13,459,121       7,199,667       12,265,970       7,155,708
                                        =============   =============    =============   =============


See Notes to Condensed Consolidated Financial Statements.

                             Charles & Colvard, Ltd.
                      Condensed Consolidated Balance Sheets

                                                                 September 30, 2001       December 31, 2000
                                                                 ------------------       ------------------
Assets                                                               (Unaudited)
Current Assets
     Cash and equivalents                                           $ 10,236,185             $  3,826,402
     Accounts receivable                                               1,629,108                1,468,041
     Interest receivable                                                  21,779                   18,890
     Inventory, net                                                   22,316,943               23,071,416
     Prepaid expenses                                                    133,740                  301,267
                                                                    ------------             ------------
              Total current assets                                    34,337,755               28,686,016

Equipment, net                                                           355,675                  552,272
Patent and license rights, net                                           293,082                  369,706
                                                                    ------------             ------------
              Total assets                                          $ 34,986,512             $ 29,607,994
                                                                    ============             ============

Liabilities and Shareholders' Equity
Current Liabilities
     Accounts payable:
              Cree, Inc.                                            $    405,033             $  1,147,718
              Other                                                      285,988                  847,428
     Accrued expenses                                                    407,822                  640,068
     Deferred revenue                                                    208,208                  112,996
                                                                    ------------             ------------
              Total current liabilities                                1,307,051                2,748,210

Commitments

Shareholders' Equity
     Common stock                                                     55,258,692               49,226,697
     Additional paid-in capital - stock options                        1,946,988                1,926,744
     Accumulated deficit                                             (23,526,219)             (24,293,657)
                                                                    ------------             ------------
              Total shareholders' equity                              33,679,461               26,859,784
                                                                    ------------             ------------
              Total liabilities and shareholders' equity            $ 34,986,512             $ 29,607,994
                                                                    ============             ============

See Notes to Condensed Consolidated Financial Statements

                             Charles & Colvard, Ltd.
                 Condensed Consolidated Statements Of Cash Flows
                                   (Unaudited)

                                                                       Nine Months Ended September 30,
                                                                    -------------------------------------
                                                                        2001                     2000
                                                                    ------------             ------------
Operating Activities:
Net income (loss)                                                   $    767,438             $ (4,421,382)
Adjustments:
    Depreciation and amortization                                        117,801                  516,351
    Stock option compensation                                             20,244                  158,898
    Loss on disposal of long-term assets                                 120,860                  267,072
    Change in provision for uncollectible accounts                       (44,960)                 360,000
    Change in operating assets and liabilities:
      Net change in assets                                               803,004               (4,338,683)
      Net change in liabilities                                       (1,441,159)              (1,884,907)
                                                                    ------------             ------------
        Net cash provided (used) in operating activities                 343,228               (9,342,651)
                                                                    ------------             ------------

Investing Activities:
Purchase of equipment                                                    (22,693)                 (23,772)
Patent and license rights costs                                          (12,747)                 (48,286)
Proceeds from sale of long term assets                                    70,000                   42,450
                                                                    ------------             ------------
        Net cash provided (used) in investing activities                  34,560                  (29,608)
                                                                    ------------             ------------

Financing Activities:
Stock options exercised                                                       --                  294,807
Proceeds from stock rights offering, net                               6,031,995                       --
                                                                    ------------             ------------
        Net cash provided by financing activities                      6,031,995                  294,807
                                                                    ------------             ------------

Net change in cash and equivalents                                     6,409,783               (9,077,452)

Cash and equivalents, beginning of period                              3,826,402               13,161,665
                                                                    ------------             ------------
Cash and equivalents, end of period                                 $ 10,236,185             $  4,084,213
                                                                    ============             ============

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

All the Company's activities are within a single business segment. During the three and nine months ended September 30, 2001, export sales aggregated approximately $400,000 and $1,600,000, respectively. Export sales aggregated approximately $900,000 and $3,400,000 for the three and nine months ended September 30, 2000, respectively.

2.  Inventories

Inventories are stated at the lower of cost or market determined on a first in, first out basis. Finished goods are shown net of a reserve for excess jewelry inventory of $235,000 at September 30, 2001and $270,000 at December 31, 2000. Test instruments are shown net of a reserve for excess inventory of $465,000 and $500,000 respectively.

                                  September 30,       December 31,
                                ------------------------------------
                                      2001                2000
                                ----------------    ----------------
 Moissanite

        Raw materials           $        300,249    $      1,482,969
        Work-in-process                1,885,887           3,105,096
        Finished goods                20,103,394          18,411,563
                                ----------------    ----------------
                                      22,289,530          22,999,628

 Test instruments                         27,413              71,788
                                ----------------    ----------------

 Total Inventory                $     22,316,943    $     23,071,416
                                ================    ================

3.  Common Stock

On February 21, 2001, the Company completed a Rights Offering to its shareholders. The Company issued an aggregate of 6,246,735 shares of common stock at $1 per share. Net proceeds from the offering, after expenses, were $6,031,995.

On September 18, 2001, the Company announced that its Board of Directors authorized the repurchase of up to 1,300,000 shares of the Company's common stock. At the discretion of management, the repurchase program can be implemented through open market or privately negotiated transactions at prevailing prices. The Company will determine the time and extent of repurchases based on its evaluation of market conditions and other factors. No shares were repurchased during the three months ended September 30, 2001.

4.  Stock Based Compensation

In accordance with Accounting Principles Board Opinion No. 25 and Statement of Financial Accounting Standards (FAS) No. 123, the Company recorded a reversal of compensation expense of $5,023 during the three months ended September 30, 2001 and compensation expense of $20,244 during the nine months ended September 30, 2001 relating to stock options. Compensation expense related to stock options for the three and nine months ended September 30, 2000 were $47,688 and $158,898, respectively. This compensation expense is recorded in general and administrative expense in the statements of operations.

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

In July 2001, Statement of Financial Accounting Standards No. 141 ("FAS 141"), Business Combinations, was issued. This statement prospectively prohibits the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. The adoption of FAS 141 did not have a material effect on the Company's consolidated financial statements.

6.  Newly Issued Accounting Pronouncements

In July 2001, Statement of Financial Accounting Standards No. 142 ("FAS 142"), Goodwill and Other Intangible Assets, was issued. This statement requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not currently have goodwill or other intangible assets with indefinite useful lives on its balance sheet and management believes the adoption of this statement will not have a material effect on its financial statements.

In August 2001, Statement of Financial Accounting Standards No. 143 ("FAS 143"), Accounting For Asset Retirement Obligations was issued. This statement requires recording the fair value of a liability for an asset retirement obligation in the period in which it is incurred, and a corresponding increase in the carrying value of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, it is either settled for its recorded amount or a gain or loss upon settlement is recorded. FAS 143 is effective for the Company's fiscal year ended December 31, 2003. The Company is currently assessing, but has not yet determined the impact of FAS 143 on its financial position and results of operations.

In August 2001, Statement of Financial Accounting Standards No. 144 ("FAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets was issued. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). The Company is currently assessing, but has not yet determined the impact of FAS 143 on its financial position and results of operations.

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

With the improvements in the supply of saleable moissanite jewels, we launched our strategic global marketing program in the fourth quarter of 1999 to spur consumer awareness of moissanite jewels. During 2001, this program has been refocused to emphasize use of public relations activities to increase consumer brand awareness while reducing higher cost print and media advertising.

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

We made significant investments in our branding program and in developing our manufacturing and operational infrastructures during the fourth quarter of 1999 and through 2000, all in anticipation of future significant and rapid growth. During the third and fourth quarters of 2000, we restructured our operations to reduce our overall general and administrative expense levels in order to conserve cash and attempt to position the Company to achieve profitability in the future. Additionally, research and development expenses under the Development Agreement with Cree were suspended from January 2001 through December 31, 2002.

Our strategy for 2001 is to remain profitable and conserve cash by achieving modest growth in sales while maintaining our lower marketing and advertising costs, maintaining our lower general and administrative expense levels, continuing to curtail research and development expenses and reducing inventories. During the fourth quarter of 2001, to increase product visibility, we have committed to purchase approximately $400,000 of advertising in various magazines directed at the consumer and jewelry trade. We believe that our sales can increase as the distribution of moissanite jewels expands domestically and internationally and that our current infrastructure and stage of product development can support a significant growth in sales. We attained our goal to achieve profitability in the first three quarters of 2001, however, we did not achieve sales increases during these quarters and we cannot be sure that we will ever be able to achieve increased sales or sustain profitability.

Results Of Operations

Three Months ended September 30, 2001 compared with Three Months ended September 30, 2000.

Net sales were $2,138,435 for the three months ended September 30, 2001 compared to $2,874,329 for the three months ended September 30, 2000, a decrease of $735,894 or 25.6%. Shipments of moissanite jewels decreased in the three months ended September 30, 2001 to approximately 11,800 carats from 15,800 carats in the same period of 2000. Average selling prices for the three months ended September 30, 2001 were consistent with average selling prices during the three months ended September 30, 2000. North American sales amounted to approximately $1,800,000 in the three months ended September 30, 2001 compared to $2,000,000 in the three months ended September 30, 2000. International sales amounted to approximately $400,000 and $900,000 for the three months ended September 30, 2001 and 2000, respectively.

The economy's negative effects on the jewelry industry even prior to the September 11 terrorist attacks contributed to lower sales in the third quarter of 2001 when compared to the same period in 2000. The combination of the two is expected to negatively impact sales of all luxury items, including jewelry, into the fourth quarter and possibly beyond. The decrease in international sales can be attributed to the strong dollar and the lack of substantial advertising and public relations activities.

Our gross profit margin was 58.9% for the three months ended September 30, 2001 compared to 51.3% for the three months ended September 30, 2000. The increased gross margin rate results primarily from improved product mix, and to a lesser extent better efficiencies in the manufacturing process during the three months ended September 30, 2001 and the establishment of a reserve against certain jewelry inventory during the three months ended September 30, 2000.

Marketing and sales expenses were $715,843 for the three months ended September 30, 2001 compared to $1,753,617 for the three months ended September 30, 2000, a decrease of $1,037,774 or 59.2%. The decrease resulted primarily from an $800,000 reduction in marketing and advertising expenses consistent with our new strategy to increase consumer impressions through lower cost approaches such as public relations activities and media editorial coverage, as well as decreased compensation costs (including severance costs recorded in 2000).

General and administrative expenses were $446,221 for the three months ended September 30, 2001 compared to $608,751 for the three months ended September 30, 2000, a decrease of $162,530 or 26.7%. The decrease was primarily a result of decreased stock option compensation expense, reduced general overhead expenses consistent with our efforts to cut costs and severance costs recorded in 2000.

Research and development expenses were $3,898 for the three months ended September 30, 2001 compared to $279,278 for the three months ended September 30, 2000, a decrease of $275,380 or 98.6%. The decrease resulted from the suspension of development efforts with Cree effective January 1, 2001.

Other expenses for the three months ended September 30, 2001 amounted to $30,565, resulting primarily from the write-off of certain patent costs.

Net interest income was $98,235 for the three months ended September 30, 2001 compared to $106,336 for the three months ended September 30, 2000, a decrease of $8,101 or 7.6%. Although total interest income decreased for the three months ended September 30, 2001, interest on our cash balances increased due to larger average cash balances partially offset by lower interest rates. The decrease in total interest income can be attributed to approximately $31,000 of interest earned during the three months ended September 30, 2000 on a receivable due from Cree that was completely paid during 2000.

Nine Months ended September 30, 2001 compared with Nine Months ended September 30, 2000.

Net sales were $7,501,151 for the nine months ended September 30, 2001 compared to $9,533,200 for the nine months ended September 30, 2000, a decrease of $2,032,049 or 21.3%. Shipments of moissanite jewels decreased during the nine months ended September 30, 2001 to approximately 39,700 carats from 50,300 carats for the nine months ended September 30, 2000. Average selling prices were slightly lower for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. North American sales amounted to approximately $5,900,000 for the nine months ended September 30, 2001 compared to $6,200,000 for the nine months ended September 30, 2000. International sales amounted to approximately $1,600,000 and $3,400,000 for the nine months ended September 30, 2001 and 2000, respectively.

Decreased sales in North America can be attributed to the negative effect the economy is having on retail jewelry sales. The decrease in international sales can be attributed to the strong dollar and the lack of substantial advertising and public relations activities.

The Company's gross profit margin was 57.0% for the nine months ended September 30, 2001 compared to 53.5% for the nine months ended September 30, 2000. The increased gross margin rate results from better efficiencies in the manufacturing process, the establishment of a reserve in 2000 against certain jewelry inventory, and an increase during 2000 of the reserve for excess test instrument inventory.

Marketing and sales expenses were $2,021,981 for the nine months ended September 30, 2001 compared to $5,769,546 for the nine months ended September 30, 2000, a decrease of $3,747,565 or 65.0%. The decrease resulted primarily from a $2,600,000 reduction in marketing and advertising expenses consistent with our new strategy to increase consumer impressions through lower cost approaches such as public relations activities and media editorial coverage, as well as decreased compensation costs (including severance costs recorded in 2000).

General and administrative expenses were $1,623,774 for the nine months ended September 30, 2001 compared to $2,725,073 for the nine months ended September 30, 2000, a decrease of $1,101,299 or 40.4%. The decrease resulted primarily from decreased compensation costs (including severance costs recorded in 2000), reduced bad debt expense, and decreased general overhead expenses consistent with our efforts to cut costs.

Research and development expenses were $7,706 for the nine months ended September 30, 2001 compared to $1,135,069 for the nine months ended September 30, 2000, a decrease of $1,127,363 or 99.3%. The decrease resulted primarily from the suspension of development efforts with Cree effective January 1, 2001.

Other expenses for the nine months ended September 30, 2001 amounted to $120,860, resulting from the write-off of certain patent costs and a loss on the disposition of certain other assets. Other expenses for the nine months ended September 30, 2000 amounted to $253,309, resulting from a loss on the sale of crystal growth equipment to Cree and the disposition of certain other assets.

Net interest income was $266,319 for the nine months ended September 30, 2001 compared to $361,216 for the nine months ended September 30, 2000, a decrease of $94,897 or 26.3%. This decrease resulted from a lower interest rate earned on our cash balances, as well as approximately $59,000 of interest earned during the second and third quarter of 2000 on a receivable from Cree that was completely paid in 2000.

Liquidity And Capital Resources

At September 30, 2001, we had $10.2 million of cash and cash equivalents and $33.0 million of working capital. During the three months ended September 30, 2001, we generated $229,653 from operations. In addition, $11,750 was used to fund capital expenditures and patent expenses. During the nine months ended September 30, 2001, we generated $343,228 from operations and $34,560 from investing activities. In addition, we completed a Rights

Offering to our shareholders on February 21, 2001, raising $6 million of net proceeds. We believe our existing capital resources are adequate to satisfy our capital requirements for at least the next 12 months.

In December 2000, we agreed with Cree on a framework for purchases of SiC crystals during 2001. Under the terms of the Agreement, we are obligated to purchase SiC crystals only upon issuance and Cree's acceptance of purchase orders. We purchased approximately $400,000 of SiC crystals during the three months ended September 30, 2001. We have not yet committed to purchase SiC crystals during the three months ending December 31, 2001, however, we do expect to purchase SiC crystals in a quantity equal to or less than our purchases during the three months ended September 30, 2001.

The 4-year Development Agreement with Cree, as amended, requires us to fund a development program at Cree for $1.44 million annually through December 31, 2002. Either party may terminate the agreement if Cree does not meet the annual performance milestone or if the parties do not mutually agree on the performance milestones for the ensuing year. Research and development expenses under the Development Agreement with Cree were suspended effective from January 2001 through December 31, 2002.

On September 18, 2001, we announced that our Board of Directors authorized the repurchase of up to 1,300,000 shares of our common stock. At the discretion of management, the repurchase program can be implemented through open market or privately negotiated transactions at prevailing prices. We will determine the time and extent of repurchases based on our evaluation of market conditions and other factors. No shares were repurchased during the three months ended September 30, 2001.

Our strategy for 2001 is to remain profitable and conserve cash by achieving modest growth in sales while maintaining our lower marketing and advertising costs, maintaining our lower general and administrative expense levels, continuing to curtail research and development expenses and reducing inventories. During the fourth quarter of 2001, to increase product visibility, we have committed to purchase approximately $400,000 of advertising in various magazines directed at the consumer and jewelry trade. We believe that our sales can increase as the distribution of moissanite jewels expands domestically and internationally and that our current infrastructure and stage of product development can support a significant growth in sales. We attained our goal to achieve profitability in the first three quarters of 2001, however, we did not achieve sales increases during these quarters and we cannot be sure that we will ever be able to achieve increased sales or sustain profitability.

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

In July 2001, Statement of Financial Accounting Standards No. 141 ("FAS 141"), Business Combinations, was issued. This statement prospectively prohibits the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. The adoption of FAS 141 did not have a material effect on our consolidated financial statements.

Newly Issued Accounting Pronouncements

In July 2001, Statement of Financial Accounting Standards No. 142 ("FAS 142"), Goodwill and Other Intangible Assets, was issued. This statement requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. This statement is effective for fiscal years beginning after December 15, 2001. We believe the adoption of this statement will not have a material effect on our consolidated financial statements.

In August 2001, Statement of Financial Accounting Standards No. 143 ("FAS 143"), Accounting For Asset Retirement Obligations was issued. This statement requires recording the fair value of a liability for an asset retirement obligation in the period in which it is incurred, and a corresponding increase in the carrying value of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, it is either settled for its recorded amount or a gain or loss upon settlement is recorded. FAS 143 is effective for our fiscal year ended December 31, 2003. We are currently assessing, and have not yet determined the impact of FAS 143 on our financial position and results of operations.

In August 2001, Statement of Financial Accounting Standards No. 144 ("FAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets was issued. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). We are currently assessing, and have not yet determined the impact of FAS 143 on our financial position and results of operations.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We believe that our exposure to market risk for changes in interest rates is not significant because our investments are limited to highly liquid instruments with maturities of three months or less. At September 30, 2001, we had approximately $10.0 million of short-term investments classified as cash and equivalents. All of our transactions with international customers and suppliers are denominated in U.S. dollars.

Part II - Other Information

Item 6:  Exhibits And Reports On Form 8-K

(a) Exhibits

Exhibit No.       Description
-----------       -----------

10.49 Letter Agreement dated July 2, 2001 between Cree, Inc. and Charles & Colvard, Ltd.*

       * The Company has requested that certain portions of this exhibit be given confidential treatment.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Charles & Colvard, Ltd.

Date: November 9, 2001             /s/ Robert S. Thomas
                                   --------------------
                                   Robert S. Thomas
                                   President & Chief Executive Officer
                                   (Principal Executive Officer)





Date: November 9, 2001             /s/ James R. Braun
                                   ------------------
                                   James R. Braun
                                   Chief Financial Officer
                                   (Principal Accounting Officer)