Form 10-K405
period 2001-12-31
CHARLES & COLVARD LTD
filed 2002-03-25
CIK 1015155

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-K


(Mark One)
[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________to__________________

                        Commission File Number: 000-23329

                             Charles & Colvard, Ltd.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              North Carolina                                    56-1928817
-----------------------------------------------           ----------------------
(State or other jurisdiction of incorporation)             (I.R.S. Employer
                                                           Identification No.)

3800 Gateway Boulevard, Suite 310, Morrisville, N.C.              27560
---------------------------------------------------       ----------------------
     (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code: (919) 468-0399
                                                    --------------

          Securities registered pursuant to Section 1 2(b) of the Act:

                                      None
                                      ----

           Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, no par value per share
                      ------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No ___
                                      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 2002 was $30,406,896. On February 28, 2002 there were 13,371,714 outstanding shares of the Registrant's common stock.

                       DOCUMENT INCORPORATED BY REFERENCE

Certain portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on May 20, 2002 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

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

                                     Part I

ITEM 1.  BUSINESS

Introduction

We are Charles & Colvard, Ltd., a North Carolina corporation that manufactures, markets and distributes Charles & Colvard created moissanite jewels (also called moissanite or moissanite jewels) for sale in the worldwide jewelry market. Moissanite, also known by its chemical name, silicon carbide (SiC), is a rare, naturally occurring mineral found primarily in meteorites. As the sole manufacturer of scientifically-made moissanite jewels, we are creating a unique brand image which positions moissanite as a jewel in its own right, distinct from all other jewels based on its fire, brilliance, luster, durability and rarity.

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

From our inception in June 1995 through June 30, 1998, we were a development stage enterprise, devoting our resources to fund research and development of colorless, scientifically made moissanite jewels. We began shipping moissanite to domestic retail jewelers and international distributors during the second quarter of 1998. At that time, we launched limited consumer-focused advertising and promotion activities.

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

The improved supply of SiC crystals along with the decrease in sales led to a significant increase in inventories of moissanite jewels. In December 1999, we rescheduled approximately 50% of the expected shipments of SiC crystals from Cree from the first half of 2000 to the second half of 2000. Inventory increased to $23.1 million at December 31, 2000. In addition, in December 2000, we agreed with Cree on a framework for 2001, pursuant to which we were obligated to purchase SiC crystals only upon issuance and Cree's acceptance of purchase orders. Inventory decreased during 2001 by $1.7 million. Dependent upon the quality of material received, purchases from Cree during 2002 will be between $900,000 and $3.7 million.

With the improvements in the supply of saleable moissanite jewels, we launched our strategic global marketing program in the fourth quarter of 1999 to spur consumer awareness of moissanite jewels. During 2001, this program was refocused to emphasize use of public relations activities to increase consumer brand awareness while reducing higher cost print and media advertising. In addition, in March 2000, we entered into distribution agreements with Stuller Settings, Inc. (Stuller) and Rio Grande, two of the largest suppliers of jewelry-related products to the jewelry industry, for the North American distribution of moissanite. We have also entered into several agreements with domestic jewelry manufacturers, one of which sells to ShopNBC, a TV home shopping channel, which since September 2001 is selling moissanite jewels on the air. During 2001, 10 hours of programming was dedicated to moissanite jewelry. Through these agreements with Stuller, Rio Grande and jewelry manufacturers and the brand awareness created by our marketing program, our goal is to rapidly increase the introduction of moissanite into the domestic jewelry market while maintaining average selling prices.

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

Our strategy for 2001 was to become profitable during the year by achieving modest growth in sales while reducing marketing and advertising costs, maintaining our lower general and administrative expense levels and curtailing research and development expenses. We succeeded in achieving profitability and positive cash flow from operations in 2001, while sales declined slightly. Our strategy for 2002 is to achieve sales growth, primarily in the domestic market, and to maintain profitability. The domestic distribution of moissanite expanded into additional retail stores (including our first retail chain), catalog sales, and home shopping channels. Domestic sales accounted for approximately 82% of total sales. In 2002, we will continue to expend the majority of our resources on the domestic market. However, we will invest resources in certain international markets that show the most potential. We believe that our sales can increase as the distribution of moissanite jewels expands domestically and internationally. Our management believes that our current infrastructure and stage of product development can support a significant growth in sales. Although our goal is to increase sales and remain profitable in 2002, we cannot be sure that we will achieve or sustain sales increases or profitability.

The Jewelry Market
------------------

In 2001, the consumer market for fine and costume jewelry sales in the United States was approximately $40.0 billion. Worldwide jewelry sales have historically been 2.5 times larger than in the U.S.

Diamond Jewelry. In 2000, rough diamond imports worldwide were 7.4 billion carats. Over 90% of the diamond jewelry pieces sold domestically used settings other than engagement rings (i.e., pendants, bracelets, other rings, earrings, etc.).

Distribution Channels. Traditionally, consumers have purchased jewelry through independent and chain jewelry stores and department stores. However, in the past two decades, non-traditional distribution channels such as catalog showrooms, mass-market discounters, price clubs, mail order, TV shopping channels and electronic commerce on the Internet have emerged. Moissanite is sold to consumers through single and multiple location independent jewelry stores, a jewelry store chain, a TV shopping channel and in catalogs.

Moissanite

Moissanite is a rare, naturally occurring mineral found primarily in meteorites. Naturally occurring moissanite is generally very small in size and dark green or black in color and is not a commercially viable gemstone material. Therefore, we expect only lab-grown SiC crystals to provide a meaningful source of moissanite for jewels.

It is generally accepted that, in addition to carat size, the most important characteristics of a gemstone are beauty, durability and rarity. The beauty of a gemstone is determined by its color, brilliance, "fire" and luster. The brilliance of a gemstone is measured by its refractive index, or the extent, when coupled with the facet design, to which the gemstone reflects light. The "fire" of a gemstone, or the breaking of light rays into the spectrum of colors, is measured by its dispersion. Luster is the amount of light that is reflected back to the observer from the surface of the gemstone. The durability of a gemstone is determined by its hardness, or resistance to scratching, and its toughness, or resistance to chipping or cleaving. The gemstone's hardness also determines the extent to which brilliance and "fire" can be highlighted by cutting with sharp, highly polished facets. Rarity is the availability or perceived availability of a gemstone.

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


*Except in cleavage directions.

1.   Sources: Gemological Institute Of America, Gem Reference Guide For The GIA
                                                --------------------------------
     Colored Stones, Gem Identification And Colored Stone Grading Courses 32-35,
     --------------------------------------------------------------------
     65-82, 87-90 (1995); Cornelius S. Hurlburt, Jr. & Robert C. Kammerling, Gemology 320-324 (2d Ed. 1991); Kirk-Othmer Encyclopedia Of Chemical
     -------                                     ------------------------
     Technology 891-906 (4th Ed. 1994); Institution Of Electrical Engineers,
     ----------                         ------------------------------------
     Properties Of Silicon Carbide (Gary L. Harris, Ed., 1995); Robert Webster,
     -----------------------------
     Gems: Their Sources, Descriptions and Identification 889-940 (5th Ed.
     ----------------------------------------------------
     1994); W. Von Muench, "Silicon Carbide" in Landolt-Boemstein Numerical Data
                           -----------------------------------------------------
     and Functional Relationships in Science and Technology, New Series, Group
     -------------------------------------------------------------------------
     III, Vol. 17C, pp. 403-416 and 585-592 (M. Schultz And H. Weiss, Eds.,
     ---
     1984); Kurt Nassau, Shane F. McClure, Shane Elen & James E. Shigley, "Synthetic Moissanite: A New Diamond Substitute" Gems & Gemology, Winter
     -----------------------------------------------------------------
     1997, 260-275; Kurt Nassau. "Moissanite: A New Synthetic Gemstone
                                 -------------------------------------
     Material", Journal of Gemmology, 1999, 425-438; Kurt Nassau.
     --------------------------------

2. The Mohs Scale is a relative scale only, and quantitative comparisons of different gemstone materials cannot be made directly using the Mohs Scale. Moissanite gemstones are approximately one-half to one-third as hard as diamond.

3. With the exception of the "Moissanite: A New Synthetic Gemstone Material" and "Synthetic Moissanite: A New Diamond Substitute" articles, the physical properties of moissanite jewels set forth in the preceding table utilized materials from SiC crystals produced by parties other than Cree or us. These crystals had various sizes, colors and atomic structures that we believe made them unsuitable for use as a gemstone. We have conducted tests on the hardness, toughness and refractive index of samples of our jewels, and the results of these tests are consistent with the results reported in this table. Because we, through development programs with Cree, continue to work toward improved quality of SiC crystals, the specific properties of the moissanite jewels that may eventually be commercialized are not now known. However, we believe that the physical properties of our moissanite jewels will fall within the ranges of the moissanite shown in this table.

Products and Product Development

Moissanite Jewels. We primarily sell colorless moissanite jewels cut in a variety of shapes including round, princess, radiant, oval, marquise, pear and trillion shapes in sizes ranging from 2 to 10mm (approximately .03 to 3.1 carats). We have also distributed a limited quantity of green moissanite jewels to evaluate the market potential of colored moissanite. We may elect to offer, from time to time, additional cuts, sizes or colors of moissanite jewels.

Amended and Restated Exclusive Supply Agreement with Cree. On June 6, 1997, we entered into an Amended and Restated Exclusive Supply Agreement (Exclusive Supply Agreement) with Cree pursuant to which we have agreed to purchase from Cree at least 50%, by dollar volume, of our SiC crystal requirements for the production of gemstones in each calendar quarter during the term of the Agreement and Cree has agreed to supply this amount of crystals to us. Although we are obligated to purchase only

50% of our requirements from Cree, we do not believe there are currently any other alternative sources of supply for SiC crystals suitable for gemstones. Therefore, at the present time, we are dependent on Cree as our sole source of supply of lab-grown SiC crystals. Under the Exclusive Supply Agreement, Cree has agreed not to sell SiC crystals for gemstone applications to anyone other than us. In January 2002, we agreed with Cree on a framework for purchases of SiC crystals during 2002. We will be obligated to purchase a minimum quantity of usable material on a quarterly basis if Cree meets certain quality levels, at a specific price per gram of usable material, which fluctuates based on quality. Dependent upon the quality of material received, purchases from Cree during 2002 are expected to be between $900,000 and $3.7 million.

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

Amended and Restated Development Agreement with Cree. On July 1, 1998, we entered into an Amended and Restated Development Agreement (Development Agreement) with Cree in order to increase the yield of useable material in each SiC crystal manufactured by Cree for use in the production of moissanite jewels. In June 1998, Cree began to produce 2-inch crystals, and in March 1999 Cree produced a 3-inch crystal meeting mutually agreed upon volumes of useable material. A 3-inch crystal can produce approximately twice as many moissanite jewels as a 2-inch crystal with the same percentage yield of useable material. Future activities under the development program will focus on further improving the manufacturing. The Development Agreement establishes performance milestones, primarily focused on yield improvement, and contemplates that we, along with Cree, will revise the performance milestones annually to provide both parties with more flexibility to pursue further color and yield improvements on both 2-inch and 3-inch diameter crystals. Our funding obligations under the Development Agreement were suspended from January 2001 through December 31, 2002, and will be terminated upon our purchasing in 2002 the minimum quantity of material under the Supply Agreement. We did not spend any funds under the development arrangements with Cree in 2001, and we spent $1.4 million in 2000 and $2.4 million in 1999.

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

Our moissanite/diamond test instrument, the Tester Model 590, which distinguishes moissanite jewels from diamonds in the colors and clarities most commonly sold by retail jewelers, is used in conjunction with existing thermal test instruments. A number of other companies have introduced devices that claim to distinguish moissanite jewels from diamonds at retail prices comparable to the Tester Model 590. We cannot be sure that a significant market will develop for our test instrument, that other competing devices will not be introduced or that other readily available means will not be developed to effectively distinguish moissanite jewels from diamond.

We have achieved our goal of assuring a reliable means for the jewelry industry to distinguish moissanite from diamond. Therefore, we are seeking other distribution opportunities for the test instrument to allow us to focus primarily on the marketing and distribution of moissanite jewels.

Moissanite/Diamond Test Instrument Component. Under an Instrument Agreement dated February 12, 1996, Cree is the sole supplier of a proprietary component used in our Tester Model 590. Under the Instrument Agreement, which expires in 2016, we are obligated to purchase all of our requirements for that component from Cree, and Cree must sell those components exclusively to us. In addition, we are obligated to pay Cree a royalty of 2.5% of net sales of all test instruments incorporating the Cree component. Although to date Cree has supplied a sufficient quantity of this component, if Cree were to fail to deliver this component, as required, we would not be able to manufacture additional test instruments.

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

Manufacturing

The production of moissanite jewels includes the following steps:

     .    growing SiC crystals;

     .    designing shapes with proportions unique to moissanite jewels;

     . cutting crystals into preforms that will yield jewels of an approximate carat weight and millimeter size;

     .    faceting preforms into jewels; and

     .    inspecting, sorting and grading faceted jewels.

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

Faceting Moissanite Jewels. The faceting of preforms is a critical stage in obtaining quality jewels. The techniques and skills used in faceting moissanite jewels differ somewhat from those used in faceting diamonds and other gemstones. We currently outsource the faceting of our moissanite jewels, other than faceting for research and product development purposes, which we conduct internally. We have three suppliers of volume faceting services, all located in Asia, and we have been satisfied with the capabilities and performance of these three suppliers. During 2002, we intend to source faceting services primarily from two of these existing suppliers, and we will depend on their ability to provide an adequate quantity of quality faceted moissanite jewels. We cannot be sure that they will be able to continue to produce our quality specifications for faceting and meet our quantity and time requirements.

We have entered into a multi-year agreement with our primary supplier of faceting services, John M. Bachman, Inc. (JMB). Pursuant to this agreement and related amendments, we advanced $380,000 to JMB to expand the production facilities of its affiliate which facets our moissanite jewel preforms. This advance was completely repaid in 2001. We have a right of first refusal to acquire any excess gemstone cutting capacity from JMB's affiliate and any equity securities offered by JMB or its affiliate. The term of our agreement with JMB is through December 31, 2003; however, we have the right to terminate the agreement at any time upon 90 days written notice. Under this agreement, JMB has agreed to grant, and to cause its affiliates to grant, to us a perpetual, non-exclusive, royalty-free license to use any inventions or proprietary information developed by or for JMB or its affiliates that is useful in the faceting of moissanite jewels.

Inspection, Sorting and Grading. Once faceted moissanite jewels are returned to us, we inspect, sort and grade them. During this stage, specially trained personnel individually examine and grade each moissanite jewel against certain quality parameters. In addition, we process a sample of each batch through an image analyzer for exacting quality control. This phase of manufacturing is relatively labor-intensive and requires skills not readily available in the general work force. In the future, we may elect to outsource certain portions of this stage of the manufacturing process to an independent third party. Any third parties to which these processes are outsourced will be required to adhere to our rigorous quality control and monitoring standards. We have no assurance that we will be able to hire or retain sufficient numbers of appropriately skilled personnel for this phase of manufacturing, find and enter into acceptable agreements with third party vendors or that such vendors will be able to provide accurate inspection, sorting and grading services on a timely basis.

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

Marketing and Distribution

Marketing

Domestic. We continued to expand distribution channels throughout 2001, and we are receiving valuable feedback from both our distribution and manufacturing partners as how to refine our marketing to address both retail jewelers and consumers. Beginning late in the third quarter of 2001, we executed a global marketing strategy focusing on advertising to our target consumer (working females 25-55) in the US. We focused that advertising on print advertising in high-end fashion magazines.

We believe our 2001 marketing and advertising strengthened the image and reputation of moissanite and Charles & Colvard, and while we did not receive an immediate or direct increase in our sales, the advertising helped educate consumers about moissanite, while directing them to retailers (brick and mortar as well as on-line) to purchase. The advertising also encouraged more retailers to carry the product and provided support to our existing customers. We believe that the marketing and advertising program resulted in a consistent and positive message for moissanite and set the stage for our future public relations and advertising efforts, positioning moissanite as a unique and desirable product in a crowded jewelry marketplace.

Public relations activities have been an integral and important component of our marketing strategy. Key public relations activities in 2001 included the following:

     . developing relationships with various celebrities to wear jewelry featuring Charles & Colvard created moissanite jewels;

     .    generating coverage in fashion and popular press; and

     . developing news stories to be carried on local television news programs.

We believe that the value of celebrities wearing moissanite is their trend-setting ability and that these individuals will expand awareness among influential Hollywood celebrities, drive consumer demand and help us in our efforts to expand distribution.

Our press coverage during 2001 included television stories, newspaper articles and magazine articles (consumer, jewelry trade and marketing trade). For example, in 2001 moissanite jewels were featured in Fortune, People, Platinum, Elle, Marie Claire, Black Men, Playboy, The Wall Street Journal, USAToday, ABC's 20/20, E! Entertainment, Lifetime Now, The History Channel, Extra! and numerous ABC, NBC and CBS television affiliates. The corresponding gross consumer impressions from this coverage in 2001 are expected to have exceeded 56 million in the U.S. alone.

Our domestic goal for 2002 is to create more consumer impressions for moissanite than were achieved in 2001, without significantly increasing the public relations budget. We will focus on public relations programs concentrating on grassroots marketing and thought leadership with women influential to our target market. Additionally, we will continue to focus on generating consumer impressions through newspaper and magazine articles and television news segments.

We have also planned on-going, focused advertising in National Jeweler, JCK Magazine and similar jewelry trade publications during 2002. In addition, we have participated or plan to participate in the following jewelry trade shows for the first half of 2002:

     .    JCK Orlando (late January)

     .    Professional Jeweler, Fine Jewelry Show at Tucson (early February)

     .    SJTA, Atlanta Jewelry Show (late February)

     .    JCK Las Vegas (early June)

International. Internationally, we work with our distributors to develop appropriate advertising and marketing campaigns targeting specific geographic regions, building on the marketing themes developed in the US. Pursuant to our international distribution agreements, we provide co-op incentives to use approved advertising that supports the brand image for moissanite created by Charles & Colvard. The exclusive distributors are responsible for all advertising and marketing efforts and expenses in their territories. We may provide other advertising and promotion incentives in other international markets to grow jewelry trade and consumer awareness.

We plan to advertise to the international jewelry trade in Jewelry News Asia. During the first half of 2002, we plan to participate in Messe Basel, the largest and most prestigious international jewelry show.

Distribution

Domestic. We believe that moissanite is best sold through retail channels in which the retailer has an adequate opportunity to effectively educate the consumer on moissanite's unique qualities.

We began shipping moissanite to our authorized retail jewelers in Atlanta and Miami/Ft. Lauderdale during the second quarter of 1998, and, in July 1998 we launched limited consumer-focused advertising and promotion activities in those areas. During the second half of 1998, and through the first half of 1999, we limited our efforts to expand the distribution of moissanite jewels as a result of insufficient product availability and our lack of confidence in the quality of the SiC crystals we were receiving. As our confidence in our supply of moissanite increased, we attempted to expand the number of retailers carrying moissanite during the second half of 1999. However, we were not able to increase the number of these jewelers necessary to achieve our business objectives.

By the end of 1999, 237 domestic independent jewelers were carrying Charles & Colvard created moissanite. Sales in 1999 to our independent jewelers totaled approximately $4.1 million. In order to more rapidly expand the distribution of moissanite, in May 2000 we transitioned from selling moissanite jewels directly to independent retail jewelers to allowing independent retail jewelers to access loose moissanite jewels and moissanite jewelry through respected, established jewelry distributors. We have entered into distribution agreements for North America with two large distributors, Stuller Settings, Inc. (Stuller) and Rio Grande, and certain jewelry manufacturers. Established in 1970, Stuller is one of the world's largest suppliers of jewelry-related products, providing over 100,000 different items to the jewelry industry. Through its innovative manufacturing and distribution techniques, Stuller provides timely delivery of its products to over 40,000 retail jewelry customers, primarily in North America. Stuller's products include findings (jewelry ready to have a gemstone mounted in it), finished jewelry, loose diamonds, colored gemstones, tools and supplies and metals. Rio Grande was started over 50 years ago and is a respected industry leader in jewelry manufacture and distribution. Rio Grande carries over 24,000 products for the jewelry trade, and the Rio Grande Gems & Findings catalog is the largest catalog of its type in the world. Rio Grande's customer-base consists primarily of manufacturers of jewelry from independent jewelers that create custom jewelry to the largest manufacturers of jewelry in North America.

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

In September 2001, we participated in a test with a leading national home shopping TV network, "ShopNBC". Based on the results in September and subsequent tests in October and November, ShopNBC expanded the hours we were aired on in December, and it has continued selling moissanite jewelry into 2002. We sell moissanite jewels to jewelry manufacturers who set the jewels and sell the finished jewelry to ShopNBC. In conjunction with ShopNBC, we have advertised the airing of these shows in both national and regional newspapers.

International. We currently distribute moissanite jewels in substantially all of Western Europe and certain territories in Southeast Asia. We have approximately 39 international distributors and intend to increase this number. All sales to international customers are denominated in U.S. dollars. Generally, we require full payment before merchandise is shipped to these customers. However, once a customer has established a purchase history, we may grant net 30 day payment terms to our international customers. Export sales aggregated approximately $2.1 million, $4.6 million, and $6.7 million in 2001, 2000, and 1999, respectively.

The Exclusive Supply Agreement with Cree prohibits us, without Cree's consent, from entering into an exclusive marketing or distribution agreement with DeBeers or any party that Cree reasonably believes is affiliated with any of the following parties:

     .    DeBeers;

     . the Central Selling Organization (the international cartel of diamond producers);

     . any party whose primary business is the development, manufacture, marketing or sale of diamond gemstones; or

     .    any non-gemstone and non-jewelry industry competitor of Cree.

These provisions may limit our potentially available avenues of distribution and could prevent us from entering into certain potentially profitable transactions.

Diamond/Moissanite Test Instrument. We sell our moissanite/diamond test instrument directly to jewelers, gemologists and pawnbrokers through direct mailings, advertisements in trade publications and at trade shows. We shipped approximately 647 instruments in 2001. In addition, we have retained non-exclusive distributors to distribute the test instrument in some U.S. markets and through exclusive distribution agreements in certain territories internationally. We may enter into other distribution agreements or may license, form joint ventures or sell certain rights to the test instrument as we deem appropriate.

Competition

Moissanite jewels. Gemstone materials can be grouped into three types:

     .    natural gemstone, which is found in nature;

     . synthetic gemstone, which has the same chemical composition and characteristics of natural gemstone but is created in a lab; and

     . simulated or substitute material, which is similar in appearance to natural gemstone but does not have the same chemical composition.

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

We intend to compete primarily on the basis that the unique qualities of our moissanite jewels are distinct from all other jewels based on their fire, brilliance, luster and durability. In addition, we believe that the Charles & Colvard created moissanite brand, which is being developed pursuant to our strategic global marketing program, will create a long-term competitive advantage for our products. Additionally, we believe that moissanite jewels have a significant cost advantage over other fine gemstones, especially in the one-carat size and larger. Our competitive success depends on the following:

     . the willingness and ability of our jewelry distributors and other jewelry suppliers, manufacturers and designers to market and promote moissanite jewels to the retail jewelry trade;

     . the willingness of distributors, retailers and others in the channel of distribution to purchase loose moissanite jewels and the willingness of manufacturers, designers and retail jewelers to undertake setting of the loose jewels;

     . the ability of manufacturers, designers and retail jewelers to select jewelry settings that encourage consumer acceptance of and demand for our jewels;

     . the ability of jewelry manufacturers and retail jewelers to set loose moissanite jewels in jewelry with high quality workmanship; and

     . the ability of retail jewelers to effectively market and sell moissanite jewelry to consumers.

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

Employees

At March 1, 2002, we had 32 employees. We believe that our future prospects will depend, in part, on our ability to retain our current employees and to obtain additional management, marketing, sales, manufacturing, scientific and technical personnel. Competition for such personnel is substantial, and the number of persons with relevant experience is limited. None of our employees is represented by a labor union. We believe that our employee relations are good.

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

Our strategy will require us to achieve rapid growth while curtailing expenditures and motivating our employee base. Periods of rapid growth would place a significant strain on our personnel and other resources, particularly when the Company needs to manage its liquidity and cash expenditures carefully. During 2000, the Company shifted its distribution and advertising strategy to place more emphasis on marketing through jewelry distributors and to control advertising and overhead expenditures. We will continue to be required to manage multiple relationships with various customers and other third parties. If we are unable to manage growth effectively, our business, financial condition and results of operations would be materially adversely affected.

We have a limited operating history which may impact our ability to achieve market acceptance of our products and our ability to produce our products.

We incorporated in June 1995, and we were in the developmental stage through June 30, 1998. We are in the process of commercializing moissanite jewels, building consumer brand awareness and growing distribution channels for our jewels. The timing or existence of any significantly increased revenues is dependent on market acceptance of moissanite jewels and increasing distribution and sales. Our business may also be subject to risks inherent in rapid increases in sales and production levels. Likewise, our products are subject to risks inherent in the development and marketing of new products, including unforeseen design, manufacturing or other problems or failure to develop market acceptance. Failure by us to expand distribution and achieve market acceptance of our products or to develop the ability to produce our products in higher quantities and qualities would have a material adverse effect on our business, operating results and financial condition. Accordingly, our prospects must be considered in light of the risks and difficulties frequently encountered by companies in their early stage of development, particularly technology-based companies, operating in the early stages of manufacturing and distributing unproven products.

Our future financial performance depends upon consumer acceptance of our products which is unproven at this time.

We believe that many retail jewelers and most consumers are not generally aware of the existence and attributes of moissanite jewels. The market for moissanite jewels among retail jewelers and consumers is in the early stages of development as we shipped approximately 62,900 carats during the year ended December 31, 2001. As is the case with any new product, market acceptance and demand are subject to a significant amount of uncertainty. Our future financial performance will depend upon greater consumer acceptance of the Company's moissanite jewels as distinct from all other jewels based on their fire, brilliance, luster, durability and rarity. In addition, consumer acceptance may be impacted by retail jewelers' and jewelry manufacturers' acceptance of moissanite jewels. We market loose jewels which jewelry distributors, manufacturers and retailers set in jewelry and in turn distribute or sell to consumers. The quality, design and workmanship of the jewelry settings selected by retail jewelers, which is not within our control, could impact the consumer's perception and acceptance of our jewels. Thus, our future financial performance may be impacted by:

     . the willingness and ability of our jewelry distributors and other jewelry suppliers, manufacturers and designers to market and promote moissanite jewels to the retail jewelry trade;

     . the willingness of distributors, retailers and others in the channel of distribution to purchase loose moissanite jewels and the willingness of manufacturers, designers and retail jewelers to undertake setting of the loose jewels;

     . the ability of manufacturers, designers and retail jewelers to select jewelry settings that encourage consumer acceptance of and demand for our jewels;

     . the ability of jewelry manufacturers and retail jewelers to set loose moissanite jewels in jewelry with high quality workmanship; and

     . the ability of retail jewelers to effectively market and sell moissanite jewelry to consumers.

If our products do not receive greater market acceptance, our business, operating results and financial condition would be materially adversely affected.

We are substantially dependent on the distribution of our jewels in North America through Stuller Settings, Inc. and a limited number of other distributors and jewelry manufacturers.

In March 2000, we entered into distribution agreements with two of the largest national wholesale distributors, Stuller Settings, Inc. and Rio Grande, for distribution of moissanite jewels throughout the entire North American market. In 2001, we entered into sales agreements with a limited number of jewelry manufacturers. There is no assurance, however, that our distribution arrangements with Stuller and our sales agreements with manufacturers will sufficiently increase sales in North America. We anticipate that the majority of moissanite jewels sold by us in North America will be distributed through Stuller and our manufacturers, and therefore, we are substantially dependent upon Stuller and our manufacturers for distribution of moissanite jewels in North America.

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

Charles & Colvard created moissanite jewels are currently being distributed in substantially all of Western Europe and certain territories in Southeast Asia. We currently have a total of approximately 39 distributors internationally. Our long-term strategy is to expand the number of international markets for our products. In addition, we expect to continue to use certain companies based outside the United States to facet our moissanite jewels. Due to our reliance on development of foreign markets and use of foreign vendors, we are subject to the risks of conducting business outside of the United States. These risks include the following:

     . unexpected changes in, or impositions of, legislative or regulatory requirements;

     .    delays resulting from difficulty in obtaining export licenses;

     .    tariffs and other trade barriers and restrictions; and

     . the burdens of complying with a variety of foreign laws and other factors beyond our control.

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

It is possible that low-quality gemstones or other synthetics could be marketed as moissanite. The sale of low-quality products as moissanite could damage our ability to foster the perception of moissanite as a unique jewel that compares favorably to other fine gemstones like diamond, ruby and emerald. This could damage our reputation among retail jewelers and consumers and result in a loss of consumer confidence in our products. The introduction of low-quality imitation moissanite jewels and our inability to limit the adverse effects thereof could have a material adverse effect on our business, operating results and financial condition.

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

Under the terms of the Exclusive Supply Agreement, we are prohibited from entering into an exclusive marketing or distribution agreement with DeBeers or its affiliates or the Central Selling Organization (the international cartel of diamond producers) or any party whose primary business is the development, manufacture, marketing or sale of diamond gemstones or any non-gemstone and non-jewelry industry competitor of Cree. The agreement also prohibits us from entering into certain merger, acquisition, sale of assets or similar transactions with a prohibited party. These provisions of the Exclusive Supply Agreement could limit the price that third parties might be willing to pay in the future for some or all of the shares of our common stock. In addition, this agreement could prevent us from entering into certain potentially profitable transactions with such prohibited parties.

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

ITEM 2.  PROPERTIES

We lease approximately 12,700 square feet of mixed-use space (general office, light manufacturing and laboratory) in the Research Triangle Park area of North Carolina from an unaffiliated third party. This space houses our executive offices, sales offices and research and development facilities. We believe that comparable mixed-use space could be obtained from other parties on terms substantially the same as the current lease. Our management considers this space to be sufficient for our foreseeable needs over the next 12 months.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

                                     Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the NASDAQ National Market under the symbol "CTHR." The following table presents, for the periods indicated, the high and low sales prices of our common stock, as reported by the NASDAQ National Market. As of March 1, 2002, there were 231 shareholders of record of the common stock.

                                                      2001                             2000
                                          -----------------------------    -----------------------------
                                              High            Low              High            Low
                                              ----            ---              ----            ---
First Quarter                              $   1.68        $  0.81          $   8.63        $  6.00
Second Quarter                                 2.05           0.83              7.88           5.25
Third Quarter                                  1.55           0.81              7.63           3.50
Fourth Quarter                                 1.22           0.80              4.13           1.00

We have never paid dividends on our capital stock. We intend to retain earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected statement of operations data for the years ended December 31, 2001, 2000 and 1999, and the selected balance sheet data at December 31, 2001 and 2000 have been derived from, and are qualified by reference to, our financial statements included elsewhere in this report which have been audited by Deloitte & Touche LLP, independent auditors. The selected statement of operations data for the years ended December 31, 1998 and 1997 and the selected balance sheet data at December 31, 1999, 1998 and 1997 have been derived from audited financial statements not included herein. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Notes thereto included elsewhere in this report.


                   CHARLES & COLVARD, LTD. (FORMERLY C3, INC.)

                                                                               Year Ended December 31
                                                ----------------------------------------------------------------------------------
                                                     2001              2000               1999             1998            1997
                                                --------------    --------------    ---------------   ---------------  -----------
Statements of Operations Data
Net sales                                         $11,505,129     $ 12,795,125      $ 12,272,907      $ 4,026,309      $        --
Cost of goods sold                                  5,137,630        5,828,319         6,405,887        2,913,208               --
                                                  -----------     ------------      ------------      -----------      -----------
Gross profit                                        6,367,499        6,966,806         5,867,020        1,113,101               --

Operating expenses:
   Marketing and sales                              3,222,743        9,348,272         6,410,042        2,989,737          535,329
   General and administrative (1)                   2,104,180        3,372,083         3,039,595        2,671,445        2,744,898
   Research and development                            21,977        1,439,526         2,710,692        4,001,740        2,111,062
   Other                                              119,460          313,538                --               --               --
                                                  -----------     ------------      ------------      -----------      -----------
Total operating expenses                            5,468,360       14,473,419        12,160,329        9,662,922        5,391,289
                                                  -----------     ------------      ------------      -----------      -----------

Operating income (loss)                               899,139       (7,506,613)       (6,293,309)      (8,549,821)      (5,391,289)

Interest income, net                                  325,596          428,081         1,141,626        1,816,333          471,130
                                                  -----------     ------------      ------------      -----------      -----------

Net income (loss)                                 $ 1,224,735     $ (7,078,532)     $ (5,151,683)     $(6,733,488)     $(4,920,159)
                                                  ===========     ============      ============      ===========      ===========

Basic and diluted net income (loss)
per share:                                        $      0.10     $      (0.99)     $      (0.73)           (0.97)     $     (1.73)
                                                  ===========     ============      ============      ===========      ===========
Weighted-average common shares: (2)
     Basic                                         12,546,108        7,167,088         7,040,891        6,954,600        2,845,773
                                                  ===========     ============      ============      ===========      ===========
     Diluted                                       12,555,630        7,167,088         7,040,891        6,954,600        2,845,773
                                                  ===========     ============      ============      ===========      ===========


                                                                               Year Ended December 31
                                                ----------------------------------------------------------------------------------
                                                     2001              2000               1999             1998            1997
                                                --------------    --------------    ---------------   ---------------  -----------
Balance Sheet Data
Cash and equivalents                              $10,236,319      $ 3,826,402       $13,161,665      $32,004,045      $43,980,385
Working capital                                    33,444,926       25,937,806        26,709,142       33,887,496       43,687,405
Total assets                                       35,241,930       29,607,994        36,780,902       40,168,323       44,873,089
Shareholders' equity                               34,077,776       26,859,784        33,494,143       37,996,332       44,046,281

1. Compensation expense related to the issuance of stock options for 2001, 2000, 1999, 1998 and 1997 was $37,262, $149,368, $282,572, $527,811, and
     $1,632,804 respectively. See Note 7 of Notes to Financial Statements. In addition, for the year ended December 31, 1997, general and administrative expense includes $66,000 of compensation expense related to the January 2, 1997 issuance of common stock to Cree pursuant to a stock option.

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

From our inception in June 1995 through June 30, 1998, we were a development stage enterprise, devoting our resources to fund research and development of colorless, scientifically made moissanite jewels. We began shipping moissanite to domestic retail jewelers and international distributors during the second quarter of 1998. At that time, we launched limited consumer-focused advertising and promotion activities. During the second quarter of 2000, we changed our domestic distribution model to sell through jewel distributors and jewelry manufacturers rather than direct to retail stores.

In March 2000, we entered into distribution agreements with Stuller Settings, Inc. (Stuller) and Rio Grande, two of the largest suppliers of jewelry-related products to the jewelry industry, for the North American distribution of moissanite. We have also entered into several agreements with domestic jewelry manufacturers. Through these agreements with Stuller, Rio Grande and jewelry manufacturers and the brand awareness created by our marketing program, we sought to rapidly increase the introduction of moissanite into the domestic jewelry market while maintaining average selling prices. Although these new distribution and marketing strategies enabled us to achieve profitability and positive cash flow in 2001, these strategic efforts are still in an early stage, and we have no assurance that they will be successful in the long-term.

In October 2000, we established a wholly-owned subsidiary in Hong Kong, Charles & Colvard HK Ltd., for the purpose of gaining better access to the important Far Eastern markets. The importance of having a presence in this market is twofold; Hong Kong is the headquarters city for a very large number of jewelry manufacturing companies with sales and distribution worldwide, and Hong Kong is the gateway to the markets of Mainland China. We do not anticipate establishing additional subsidiaries in the near future.

In 2001, we dramatically cut marketing and sales expenses, primarily by discontinuing significant advertising and promotion expenses in favor of lower cost public relations and media editorial initiatives. Additionally, general and administrative costs were lowered through personnel reductions, and significant savings were realized by suspending all research and development efforts with Cree. Domestic sales accounted for 82% of total sales in 2001 as we concentrated on growing our domestic business. Domestic distribution of moissanite expanded in 2001 into additional retail stores, including our first retail jewelry chain. Catalog sales of moissanite jewelry expanded significantly. We demonstrated that with appropriate product mix and product positioning, home shopping channels were a viable distribution channel for jewelry featuring moissanite. Primarily as a result of these efforts, we became profitable and generated positive cash flow from operations in 2001.

Our strategy for 2002 is to build upon our successes of 2001. We will continue to expend the majority of our resources on the domestic market. However, we will invest resources in certain international markets that show the most potential. We believe that our sales can increase as the distribution of moissanite jewels expands domestically and internationally. Management believes that our current infrastructure can support a significant growth in sales. Although our 2002 goals are to increase sales, achieve rapid growth and remain profitable, we cannot be sure that we will achieve or sustain sales increases or sustain profitability.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates impacting our consolidated financial statements relate to costing and classification of inventories and revenue recognition.

Inventories are stated at the lower of cost or market determined on a first in, first out basis. Our inventories consist primarily of colorless moissanite jewels that meet rigorous grading criteria and are of cuts and sizes most commonly used in the jewelry industry. Moissanite jewels that do not meet our grading criteria and therefore are not deemed to be saleable are not included in inventories. We carry only a limited amount of moissanite jewels in finished jewelry settings. As a result, our inventories do not degrade over time and are not subject to fashion trends. Our distribution channels include two of the largest suppliers of jewelry-related products to the jewelry industry, jewelry manufacturing, a home shopping channel and catalogs. Consequently, significant amounts of inventories must be maintained at all times. Given our current assumptions, we believe that a substantial amount of inventories will be sold or consumed during our operating cycle. However, no assurances can be given that this reduction will occur.

Revenue is generally recognized when products are shipped. From time to time, we ship certain items on "memo" terms. For goods shipped on memo terms, the customer receives title to the goods and assumes the risk of loss; however, the customer has an absolute right of return during the specified memo period. We recognize revenue on these transactions upon the earlier of 1) the customer informing us that they will keep the product or 2) the expiration of the memo period.

Results of Operations

Year ended December 31, 2001 compared with Year ended December 31, 2000.

Net sales were $11,505,129 for the year ended December 31, 2001 compared to $12,795,125 for the year ended December 31, 2000, a decrease of $1,289,996 or 10.1%. Shipments of moissanite jewels decreased in 2001 to approximately 63,000 carats from approximately 69,000 carats in 2000. Domestic carat shipments increased by 14%, offset by a 52% decrease of international carat shipments. Average selling price per carat decreased by 2% in 2001 when compared to 2000 due primarily to increased sales of smaller jewels which have a lower price per carat. We focused our sales and marketing efforts during 2001 on the domestic market. During 2001, the domestic distribution of moissanite expanded into additional retail stores (including our first retail chain), catalog sales, and home shopping channels. The decreased international sales can be partially attributed to the lack of significant advertising and public relations activities abroad. Our plan for 2002 is to maintain our focus on the domestic market, while investing resources in certain international markets that show the most potential.

Our gross profit margin was 55.3% for the year ended December 31, 2001 compared to 54.4% for the year ended December 31, 2000. The increased gross margin percentage is primarily due to improved yield of moissanite jewels from SiC crystals and a $135,000 decrease in our reserve for excess inventory, partially offset by a 2% decrease in our average selling prices. Although the gross margin percentage stayed relatively constant in 2001 compared to 2000, the future gross margin percentages will fluctuate dependent upon the mix of products sold. On average, the gross margin percentage on smaller stones is less than larger stones.

Marketing and sales expenses were $3,222,743 for the year ended December 31, 2001 compared to $9,348,272 for the year ended December 31, 2000, a decrease of $6,125,529 or 65.5%. The decrease resulted primarily from a $5 million reduction in advertising and promotion costs consistent with our strategy to increase consumer impressions through lower cost approaches such as public relations activities and media editorial coverage, as well as decreased sales compensation costs (including severance costs recorded in 2000).

General and administrative expenses were $2,104,180 for the year ended December 31, 2001 compared to $3,372,083 for the year ended December 31, 2000, a decrease of $1,267,903 or 37.6%. The decrease was primarily a result of $425,000 of decreased compensation costs (including severance costs of $245,000 recorded in 2000), a $340,000 decrease in bad debt expense, and reduced general overhead expenses consistent with our efforts to cut costs.

Research and development expenses were $21,977 for the year ended December 31, 2001 compared to $1,439,526 for the year ended December 31, 2000, a decrease of $1,417,549 or 98.5%. The decrease resulted from the suspension of development efforts with Cree effective January 1, 2001. This should not impact the future quality of SiC crystals from Cree.

Other expenses for the year ended December 31, 2001 amounted to $119,460, resulting from the write-off of certain patent costs and a loss on the disposition of certain other assets. Other expenses for the year ended December 31, 2000 amounted to $313,538, which resulted primarily from the loss on the sale of crystal growth equipment to Cree and the disposition of certain other assets.

Net interest income was $325,596 for the year ended December 31, 2001 compared to $428,081 for the year ended December 31, 2000, a decrease of $102,485 or 23.9%. This decrease resulted from a lower interest rate earned on our cash balances, as well as approximately $61,000 of interest earned during 2000 on a receivable from Cree that was completely paid in 2000.

Year ended December 31, 2000 compared with Year ended December 31, 1999.

Net sales were $12,795,125 for the year ended December 31, 2000 compared to $12,272,907 for the year ended December 31, 1999, an increase of $522,218 or 4.3%. Net sales of moissanite jewels and jewelry increased to approximately $12,630,000 in 2000 from approximately $11,680,000 in 1999. Shipments of moissanite jewels increased in 2000 to approximately 69,000 carats from approximately 55,000 carats in 1999. Increased shipments of moissanite jewels were offset by a reduction in the average selling price of moissanite jewels as we experienced the effects of the volume purchase discounts offered to our new domestic distribution and manufacturing partners. We changed our domestic business model effective the second quarter of 2000 to sell jewels through jewel distributors and jewelry manufacturers rather than direct to retail stores.

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

Net interest income was $428,081 for the year ended December 31, 2000 compared to $1,141,626 for the year ended December 31, 1999, a decrease of $713,545 or 62.5%. This decrease resulted from lower interest earned on our lower cash balances.

Liquidity and Capital Resources

At December 31, 2002, we had $10.2 million of cash and cash equivalents and $33.4 million of working capital. Cash and inventory account for over 90% of our current assets. Our principal sources of liquidity are cash on hand and cash generated by operations. During the twelve months ended December 31, 2001, $435,189 was generated by operations. The major components of the generated cash were net income of $1,224,735 and a reduction in inventory of $1,730,345, offset by a $1,285,010 increase in receivables and $1,435,295 reduction in payables. In addition, we completed a Rights Offering to our shareholders on February 21, 2001, raising approximately $6 million of net proceeds. We believe our existing capital resources are adequate to satisfy our capital requirements for at least the next 12 months.

In January 2002, we agreed with Cree on a framework for purchases of SiC crystals during 2002. We will be obligated to purchase a minimum quantity of usable material on a quarterly basis if Cree meets certain minimum quality levels. Dependent upon the quality of material received, purchases from Cree during 2002 are expected to be between $900,000 and $3.7 million.

The 4-year Development Agreement with Cree, as amended, requires us to fund a development program at Cree for $1.44 million annually through December 31, 2002. Either party may terminate the agreement if Cree does not meet the annual performance milestone or if the parties do not mutually agree on the performance milestones for the ensuing year. Our funding obligations under the Development Agreement were suspended from January 2001 through December 31, 2002, and will be terminated upon our meeting certain purchasing levels in 2002.

On September 18, 2001, we announced that our Board of Directors authorized the repurchase of up to 1,300,000 shares of our common stock. At the discretion of management, the repurchase program can be implemented through open market or privately negotiated transaction at prevailing prices. We will determine the time and extent of repurchases based on our evaluation of market conditions and other factors. During the twelve months ended December 31, 2002, we repurchased from a Director 76,000 shares at a cost of $1 per share.

Net Operating Loss Carryforward

As of December 31, 2001, we had a net operating loss (NOL) carryforward of approximately $19.1 million, which expires between 2010 and 2016. In accordance with Section 382 of the Internal Revenue Code of 1986, as amended, a change in equity ownership of greater than 50% within a three-year period will result in an annual limitation on our ability to utilize our NOL carryforwards that were created during tax periods prior to the change in ownership. As a result of various equity offerings and certain shareholder transactions, the utilization of a portion of our NOL carryforwards has become limited, but we do not believe this limitation will have a material effect on our ability to utilize the NOL carryforward.

Newly Adopted Accounting Pronouncements

In June 1998, Statement of Financial Accounting Standards No. 133 ("FAS 133"), Accounting for Derivative Instruments and Hedging Activities, was issued. This statement establishes standards for valuing and reporting at fair value all derivative instruments as either assets or liabilities. FAS 133, as amended by FAS 137 and 138, was effective January 1, 2001. The adoption of FAS 133 did not have a material effect on our consolidated financial statements.

In July 2001, FAS No. 141, Business Combinations, was issued. This statement prospectively prohibits the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. The adoption of FAS 141 did not have a material effect on our consolidated financial statements.

Newly Issued Accounting Pronouncements

In July 2001, FAS No. 142, Goodwill and Other Intangible Assets, was issued. This statement requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. This statement is effective on January 1, 2002. We do not have goodwill or other intangible assets with indefinite useful lives, and believe the adoption of this statement will not have an effect on our consolidated financial statements.

In August 2001, FAS No. 143, Accounting For Asset Retirement Obligations, was issued. This statement requires recording the fair value of a liability for an asset retirement obligation in the period in which it is incurred, and a corresponding increase in the carrying value of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, it is either settled for its recorded amount or a gain or loss upon settlement is recorded. FAS 143 is effective for our fiscal year ended December 31, 2003. We do not have any asset retirement obligations and do not expect the adoption of this statement to have an effect on our consolidated financial statements.

In August 2001, FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FAS 144 is effective for our fiscal year ended December 31, 2003. We are currently assessing, and have not yet determined the impact of FAS 144 on our financial position and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe that our exposure to market risk for changes in interest rates is not significant because our investments are limited to highly liquid instruments with maturities of three months or less. At December 31, 2001, we had approximately $9.7 million of short-term investments classified as cash and equivalents. All of our transactions with international customers and suppliers are denominated in U.S. dollars. This limits our currency fluctuation risk, however, the recent strong value of the dollar against our customers' local currency could limit the amount of their purchases.

Item 8.  Financial Statements and Supplementary Data

                          Index to Financial Statements

                                                                                                                        Page
                                                                                                                        ----

Independent Auditors' Report                                                                                             30

Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999                               31

Consolidated Balance Sheets as of December 31, 2001 and 2000                                                             32

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999                     33

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999                               34

Notes to Consolidated Financial Statements                                                                               35

Financial Statement Schedule
----------------------------

Schedule II - Valuation and Qualifying Accounts                                                                          44

     All other schedules are omitted due to the absence of the conditions under which they are required or because the required information is included within the financial statements or the notes thereto included in Item 8.

                          INDEPENDENT AUDITORS' REPORT





To the Board of Directors and Shareholders of Charles & Colvard, Ltd.
Morrisville, North Carolina

We have audited the accompanying consolidated balance sheets of Charles & Colvard, Ltd. and subsidiary (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at
Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP

Raleigh, North Carolina
February 25, 2002

                             CHARLES & COLVARD, LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                         Year Ended December 31
                                                                   ---------------------------------------------------------------
                                                                          2001                    2000                      1999
                                                                   ------------------      -----------------         --------------
Net sales                                                             $11,505,129            $ 12,795,125             $ 12,272,907
Cost of goods sold                                                      5,137,630               5,828,319                6,405,887
                                                                      -----------            ------------             ------------
Gross profit                                                            6,367,499               6,966,806                5,867,020

Operating expenses:
   Marketing and sales                                                  3,222,743               9,348,272                6,410,042
   General and administrative (Note 7)                                  2,104,180               3,372,083                3,039,595
   Research and development                                                21,977               1,439,526                2,710,692
   Other expenses                                                         119,460                 313,538                       --
                                                                      -----------            ------------             ------------
Total operating expenses                                                5,468,360              14,473,419               12,160,329
                                                                      -----------            ------------             ------------
Operating income (loss)                                                   899,139              (7,506,613)              (6,293,309)

Interest income, net                                                      325,596                 428,081                1,141,626
                                                                      -----------            ------------             ------------
Net income (loss)                                                     $ 1,224,735            $ (7,078,532)            $ (5,151,683)
                                                                      ===========            ============             ============
Basic and diluted net income (loss)
per share: (Note 2)                                                   $      0.10            $      (0.99)            $      (0.73)
                                                                      ===========            ============             ============
Weighted-average common shares:
    Basic (Note 2)                                                     12,546,108               7,167,088                7,040,891
                                                                      ===========            ============             ============
    Diluted (Note 2)                                                   12,555,630               7,167,088                7,040,891
                                                                      ===========            ============             ============



See notes to consolidated financial statements.

                             CHARLES & COLVARD, LTD.
                           CONSOLIDATED BALANCE SHEETS


                                                                                       December 31
                                                                            -----------------------------------
                                                                                 2001                2000
                                                                            ----------------    ---------------
Assets
Current Assets:
    Cash and equivalents                                                    $   10,236,319      $   3,826,402
    Accounts receivable, net of allowance for doubtful accounts
       of $275,000 and $320,000 respectively                                     2,803,117          1,468,041
    Interest receivable                                                             13,824             18,890
    Inventory, net (Note 3)                                                     21,341,071         23,071,416
    Prepaid expenses and other assets                                              214,749            301,267
                                                                            ----------------    ---------------

    Total current assets                                                        34,609,080         28,686,016

Equipment, net (Note 4)                                                            342,281            552,272

Patent and license rights, net (Note 4)                                            290,569            369,706
                                                                            ----------------    ---------------

    Total assets                                                            $   35,241,930      $  29,607,994
                                                                            ================    ===============
Liabilities and Shareholders' Equity
Current Liabilities:
    Accounts payable:
        Cree, Inc. (Note 9)                                                 $      405,020      $   1,147,718
        Other                                                                      154,831            847,428
    Accrued payroll                                                                202,012            110,626
    Accrued expenses and other liabilities                                         272,490            529,442
    Deferred revenue                                                               129,801            112,996
                                                                            ----------------    ---------------

    Total current liabilities                                                    1,164,154          2,748,210

Commitments (Note 9)

Shareholders' Equity (Notes 5 and 6)
    Common stock, no par value; 50 million shares authorized;
       13,371,714 and 7,200,979 shares issued and outstanding at
       December 31, 2001 and 2000, respectively                                 55,182,692         49,226,697
    Additional paid-in capital--stock options                                    1,964,006          1,926,744
    Accumulated deficit                                                        (23,068,922)       (24,293,657)
                                                                            ----------------    ---------------

    Total shareholders' equity                                                  34,077,776         26,859,784
                                                                            ----------------    ---------------

    Total liabilities and shareholders' equity                               $  35,241,930       $ 29,607,994
                                                                            ================    ===============

See notes to consolidated financial statements.

                             CHARLES & COLVARD, LTD.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                           Common Stock           Additional
                                                 ----------------------------      Paid-in
                                                     Number                        Capital -                             Total
                                                       Of                            Stock          Accumulated      Shareholders'
                                                     Shares          Amount        Options            Deficit           Equity
                                                     ------          ------        -------            -------           ------
Balance at January 1, 1999                          6,993,309      $48,149,406     $ 1,910,368      $(12,063,442)     $ 37,996,332
Compensation expense related to stock
  options                                                  --               --         282,572                --           282,572
Stock options exercised                               105,602          608,296        (241,374)               --           366,922
Net loss                                                   --               --              --        (5,151,683)       (5,151,683)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                        7,098,911       48,757,702       1,951,566       (17,215,125)       33,494,143
Compensation expense related to stock
   options                                                 --               --         149,368                --           149,368
Stock options exercised                               102,068          468,995        (174,190)               --           294,805
Net loss                                                   --               --              --        (7,078,532)       (7,078,532)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                        7,200,979       49,226,697       1,926,744       (24,293,657)       26,859,784
Compensation expense related to stock
  options                                                  --               --          37,262                --            37,262
Proceeds from rights offering, net of
  offering costs of $214,740                        6,246,735        6,031,995              --                --         6,031,995
Shares repurchased                                    (76,000)         (76,000)             --                --           (76,000)
Net income                                                 --               --              --         1,224,735         1,224,735
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                       13,371,714      $55,182,692     $ 1,964,006      $(23,068,922)     $ 34,077,776
-----------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                             CHARLES & COLVARD, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Year Ended December 31
                                                        --------------------------------------------
                                                            2001           2000             1999
                                                        ------------    ------------    ------------
Operating Activities
     Net income (loss)                                  $  1,224,735    $ (7,078,532)   $ (5,151,683)
     Adjustments:
      Depreciation and amortization                          150,935         569,986         741,402
      Stock option compensation                               37,262         149,368         282,572
      Loss on disposal of long term assets                   119,460         336,958          69,934
      Change in provision for uncollectable accounts         (45,000)        250,000              --
      Changes in assets and liabilities:
        Accounts receivable                               (1,290,076)       (386,513)       (784,607)
        Interest receivable                                    5,066          56,109          46,277
        Inventory                                          1,730,345      (3,303,528)    (11,675,440)
        Prepaid expenses and other assets                     86,518         358,554        (365,024)
        Accounts payable                                  (1,435,295)       (937,776)      1,003,165
        Accrued payroll                                       91,386         (49,021)         24,032
        Accrued expenses and other liabilities              (256,952)        453,982         (12,173)
        Deferred revenue                                      16,805          (5,734)         99,744
                                                        ------------    ------------    ------------
     Net cash provided (used) in operating activities        435,189      (9,586,147)    (15,721,801)

Investing Activities
     Purchases of equipment                                  (37,362)        (23,771)     (3,159,625)
     Patent and license rights costs                         (15,305)        (62,600)       (327,876)
     Proceeds from sale of long term assets                   71,400          42,450
                                                        ------------    ------------    ------------
     Net cash provided (used) in investing activities         18,733         (43,921)     (3,487,501)

Financing Activities
     Stock options exercised                                      --         294,805         366,922
     Purchase of common stock                                (76,000)             --              --
     Proceeds from stock rights offering                   6,031,995              --              --
                                                        ------------    ------------    ------------
     Net cash provided by financing activities             5,955,995         294,805         366,922
                                                        ------------    ------------    ------------
     Net change in cash and equivalents                    6,409,917      (9,335,263)    (18,842,380)
                                                        ------------    ------------    ------------
     Cash and equivalents at beginning of year             3,826,402      13,161,665      32,004,045
                                                        ------------    ------------    ------------
     Cash and equivalents at end of year                $ 10,236,319    $  3,826,402    $ 13,161,665
                                                        ============    ============    ============

Supplemental non-cash investing activity:
     In May 2000, the Company sold its crystal growth equipment to Cree, Inc.
     (Cree) for $5,000,000. The $5 million receivable from this transaction was reduced by future purchases from Cree.

Supplemental non-cash operating activity:
     During the twelve months ended December 31, 2000, there were approximately $5,000,000 of inventory purchases financed by the receivable from Cree.

See notes to consolidated  financial statements.

                             CHARLES & COLVARD, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--
                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

1.  Organization and Basis of Presentation

Charles & Colvard, Ltd. (formerly C3, Inc.) ("the Company"), was incorporated in North Carolina on June 28, 1995, and manufactures, markets and distributes Charles & Colvard created moissanite jewels (hereinafter referred to as moissanite or moissanite jewels) for sale in the worldwide jewelry market. Moissanite, also known by its chemical name, silicon carbide (SiC), is a rare, naturally occurring mineral found primarily in meteorites. Moissanite is being positioned as a jewel in its own right, distinct from all other jewels based on its fire, brilliance, luster, durability and rarity and it is being marketed to women ages 30-65 with an annual household income in excess of $60,000. From its inception in June 1995 through June 30, 1998, the Company was a development stage enterprise that devoted its resources to fund research and development of colorless, scientifically made moissanite jewels. The Company began shipping moissanite to domestic retail jewelers and international distributors during the second quarter of 1998. At that time it launched limited consumer-focused advertising and promotion activities. During the second quarter of 2000, the Company changed its domestic distribution model to sell through jewel distributors and jewelry manufacturers rather than direct to retail stores.

All the Company's activities are within a single business segment. Export sales aggregated approximately $2.1 million, $4.6 million, and $6.7 million in 2001, 2000, and 1999 respectively.

2.  Summary of Significant Accounting Policies

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary in Hong Kong. This subsidiary was established in October of 2000. All inter-company accounts have been eliminated.

Cash and Equivalents
The Company considers all money market accounts and investments purchased with an original maturity of three months or less to be cash equivalents.

Inventory
Inventories are stated at lower of cost or market determined on a first in, first out basis. Based on current estimates and assumptions, the Company believes that a substantial amount of inventories will be sold or consumed during its operating cycle. However, to be prepared to react to possible customer demand for large purchases and for a variety of jewel styles, a significant amount of inventory must be maintained at all times.

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

Accounting for Long-Lived Assets
The Company accounts for long-lived assets in accordance with Statement of Financial Accounting Standards ("FAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The Company evaluates the recoverability of its long-lived assets for financial impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be fully recoverable. Based on these evaluations, there were no significant adjustments to the carrying value of long-lived assets in 2001 or 2000.

Concentrations of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash equivalents and trade receivables. The Company maintains cash and cash equivalents with high quality financial institutions and invests in low risk securities including U.S. Treasury bills, money market funds, and government agency notes.

Trade receivables potentially subject the Company to credit risk. The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and does not require collateral. During 2001, two major customers accounted for approximately 38% and 26% of the Company's sales. At December 31, 2001, these customers accounted for 38% and 22% of receivables, respectively. A third customer accounted for 19% of receivables at December 31, 2001. During 2000, one customer accounted for 26% of the Company's sales and 47% of the receivables at December 31, 2000. During 1999, one customer accounted for 12% of the Company's revenue and no customer accounted for 10% or more of total accounts receivable at December 31, 1999.

Revenue Recognition
Revenue is generally recognized when products are shipped. From time to time, the Company ships certain items on "memo" terms. For goods shipped on memo terms, the customer receives title to the goods and assumes the risk of loss, however they have an absolute right of return during the specified memo period. The Company recognizes revenue on these transactions upon the earlier of 1) the customer informing the Company that it will keep the product or 2) the expiration of the memo period.

Advertising Costs
Advertising production costs are expensed as incurred. Media placement costs are expensed over the period the advertising appears. Advertising expenses for the years ended December 31, 2001, 2000, and 1999 amounted to approximately $1,600,000, $5,710,000, and $2,920,000, respectively.

Research and Development
All research and development costs are expensed as incurred.

Stock Compensation
The Company's stock option plans are accounted for in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees. The Company follows the disclosure requirements of FAS No. 123, Accounting for Stock Based Compensation.

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

Income Taxes
The Company accounts for income taxes under the provisions of FAS No. 109, Accounting for Income Taxes. Under FAS 109, deferred income taxes are recognized for the tax consequences of "temporary" differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is likely to be realized. As of December 31, 2001 and 2000, the net deferred tax assets have been fully reserved.

Net Income (Loss) Per Share
The Company reports its net income (loss) per share in accordance with the Statement of FAS No. 128, Earnings Per Share. FAS 128 requires the presentation of both basic and diluted earnings per share, regardless of materiality, unless per share amounts are equal. Basic net income (loss) per share computations are based on the weighted-average common shares outstanding. Diluted net income
(loss) per share computations include the dilutive effect, if any, of stock options and warrants using the treasury stock method.

For the years ended December 31, 2001, 2000, and 1999, warrants to purchase 300,000 shares of common stock at $18 per share were excluded from the computation of diluted net income (loss) per share because either the exercise price was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to net income (loss) per share. In addition, for the years ended December 31, 2001, 2000, and 1999 stock options to purchase approximately 1.2 million shares were also excluded from the computation of diluted net income (loss) per share because either the options' exercise price was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to net income (loss) per share. During 2001, approximately 180,000 common stock options with an exercise price less than the average market price were included in the computation of diluted earnings per share. The weighted-average dilutive impact of these options, net of 170,000 treasury shares assumed to be repurchased, was 9,522 shares.

Newly Adopted Accounting Pronouncements
In June 1998, FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued. This statement establishes standards for valuing and reporting at fair value all derivative instruments as either assets or liabilities. FAS 133, as amended by FAS 137 and 138, was effective January 1, 2001. The adoption of FAS 133 did not have a material effect on the Company's consolidated financial statements.

In July 2001, FAS No. 141, Business Combinations, was issued. This statement prospectively prohibits the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. The adoption of FAS 141 did not have a material effect on the Company's consolidated financial statements.

Newly Issued Accounting Pronouncements
In July 2001, FAS No. 142, Goodwill and Other Intangible Assets, was issued. This statement requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. This statement is effective for the Company on January 1, 2002. The Company does not have goodwill or other intangible assets with indefinite useful lives and management believes the adoption of this statement will not have an effect on its consolidated financial statements.

In August 2001, FAS No. 143, Accounting For Asset Retirement Obligations, was issued. This statement requires recording the fair value of a liability for an asset retirement obligation in the period in which it is incurred, and a corresponding increase in the carrying value of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, it is either settled for its recorded amount or a gain or loss upon settlement is recorded. FAS 143 is effective for the Company's fiscal year ended December 31, 2003. The Company does not have any asset retirement obligations and does not expect the adoption of FAS 143 to have an effect on our consolidated financial statements.

In August 2001, FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets was issued. This statement addresses financial accounting and reporting for the impairment of disposal of long-lived assets. FAS 144 is effective for the Company's fiscal year ended December 31, 2003. The Company is currently assessing, but has not yet determined the impact of FAS 144 on its financial position and results of operations.

Reclassification

Certain 2000 and 1999 amounts have been reclassified to conform with the 2001 presentation.

3.    Inventories

Inventories consisted of the following:

                                                                                      December 31
                                                                    ------------------------------------------------
                                                                            2001                       2000
                                                                    ----------------------     ---------------------
Moissanite
       Raw materials                                                  $        131,525           $      1,482,969
       Work-in-process                                                       1,604,699                  3,105,096
       Finished goods                                                       19,588,295                 18,411,563
                                                                    ----------------------     ---------------------
                                                                            21,324,519                 22,999,628

Test instruments                                                                16,552                     71,788
                                                                    ----------------------     ---------------------

Total Inventory                                                       $     21,341,071           $     23,071,416
                                                                    ======================     =====================

Finished goods are shown net of a reserve for excess jewelry inventory of $170,000 and $270,000 at December 31, 2001 and December 31, 2000, respectively. Test instruments are shown net of a reserve for excess inventory of $465,000 and $500,000, respectively.

4.  Equipment and Patent and License Rights

Equipment balances are summarized as follows:

                                                                                              December 31
                                                                                   ----------------------------------
                                                                                        2001               2000
                                                                                   ---------------     --------------
Machinery and equipment                                                            $     251,517       $    251,517
Computer equipment                                                                       367,461            359,115
Furniture and fixtures                                                                    93,388            242,046
Leasehold improvements                                                                   103,073             90,467
                                                                                   ---------------     --------------
Total                                                                                    815,439            943,145
Accumulated depreciation                                                                (473,158)          (390,873)
                                                                                   ---------------     --------------
Total equipment, net                                                               $     342,281       $    552,272
                                                                                   ===============     ==============

Depreciation expense for 2001, 2000 and 1999 was $128,523, $473,122, and $648,565, respectively.

Patent and license rights balances are summarized as follows:


                                                                                              December 31
                                                                                   ----------------------------------
                                                                                        2001               2000
                                                                                   ---------------     --------------
Patent and license rights                                                          $     365,096       $    430,546
Accumulated amortization                                                                 (74,527)           (60,840)
                                                                                   ---------------     --------------
Patent and license rights, net                                                     $     290,569       $    369,706
                                                                                   ===============     ==============

Amortization expense for 2001, 2000, and 1999 was $22,412, $96,864, and $92,837,
respectively.

5.  Common Stock

On February 21, 2001, the Company completed a Rights Offering to its shareholders. The Company issued an aggregate of 6,246,735 shares of common stock at $1 per share. Net proceeds from the offering, after expenses, were $6,031,995.

In September 2001, the Board of Directors authorized the repurchase of up to 1,300,000 shares of the Company's common stock. At the discretion of management, the repurchase program can be implemented through open market or privately negotiated transactions at prevailing prices. The Company will determine the time and extent of repurchases based on its evaluation of market conditions and other factors. During the twelve months ended December 31, 2001, the Company repurchased from a Director of the Company 76,000 shares at a cost of $1 per share.

6.  Preferred Stock

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

7.  Compensation

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

In 1997, the Company adopted the 1997 Omnibus Stock Plan of C3, Inc. (the "1997 Omnibus Plan"). The 1997 Omnibus Plan authorizes the Company to grant stock options, stock appreciation rights and restricted awards (collectively, "awards") to selected employees, independent contractors and directors of the Company and related corporations in order to promote a closer identification of their interests with those of the Company and its shareholders. The maximum number of shares of common stock for which awards may be granted under the 1997 Omnibus Plan may be increased from time to time to a number of shares equal to
(i) 20% of the shares of common stock outstanding as of that time less (ii) the number of shares of common stock subject to outstanding options under the 1996 Option Plan. The number of shares reserved for issuance under the 1997 Omnibus Plan may also be adjusted upon certain events affecting the Company's capitalization. Options granted under the 1997 Omnibus Plan generally vest over three to five-year periods and have terms of 10 years. The Board of Directors has reserved 1,330,912 shares for the 1997 Omnibus Plan.

The following is a summary of activity for the Company's two stock option plans:

                                                                   1996 Option Plan                       1997 Omnibus Plan
                                                           --------------------------------       -------------------------------
                                                                                  Weighted-                               Weighted-
                                                              Number               Average           Number               Average
                                                                Of                Exercise            of                 Exercise
                                                              Shares                Price            Shares                Price
                                                           ------------         -------------     -------------        ------------
1999
    Outstanding at beginning of year                          554,865           $      3.78          623,634           $     12.83
    Granted                                                        --                    --          175,800                 11.19
    Exercised                                                  92,620                  3.49            2,333                 10.10
    Canceled                                                       --                    --           56,853                 13.09
                                                           ----------           -----------       ----------           ------------
    Outstanding at end of year                                462,245                  3.83          740,248                 12.43

2000
    Granted                                                        --                    --          208,900                  4.41
    Exercised                                                 102,068                  2.89               --                    --
    Canceled                                                       --                    --          110,282                  8.98
                                                           ----------           -----------       ----------           ------------
    Outstanding at end of year                                360,177                  4.10          838,866                 10.88

2001
    Granted                                                        --                    --          257,600                  1.16
    Exercised                                                      --                    --               --                    --
    Canceled                                                    5,745                  4.04           79,266                 11.49
                                                           ----------           -----------       ----------           ------------
    Outstanding at end of year                                354,432           $      4.10        1,017,200           $      8.31
                                                           ==========           ===========        =========           ===========

The following summarizes information about stock options outstanding at December 31, 2001:

                                Options Outstanding                                           Options Exercisable
------------------------------------------------------------------------------------    --------------------------------
                                                 Weighted-Average
                                Outstanding          Remaining        Weighted-         Exercisable
          Range of                  as of          Contractual         Average             as of          Weighted-Average
      Exercise Price             12/31/2001            Life         Exercise Price       12/31/2001        Exercise Price
----------------------------    --------------     -------------    ----------------    --------------     -------------
               $0.00- $1.64           291,800               7.9     $     1.1900              111,000      $   1.1909
               $1.65- $3.28           102,742               3.5     $     2.5557               81,675      $   2.5210
               $3.29- $4.93           283,290               4.3     $     4.5053              283,290      $   4.5053
               $4.94- $6.57           111,700               3.8     $     5.3750               70,891      $   5.3750
               $6.58- $8.22            55,300               6.2     $     7.7957               53,233      $   7.8411
               $8.23- $9.86           108,100               5.2     $     8.8905              104,632      $   8.9017
               $9.87-$11.51            13,600               6.1     $    10.8100               13,600      $  10.8100
              $11.52-$13.14               ---               ---     $        ---                  ---      $      ---
              $13.15-$14.79           168,600               3.9     $    13.8659              168,400      $  13.8664
              $14.80-$16.44           236,500               5.3     $    15.0000              142,150      $  15.0000
                                --------------                                          --------------
                                    1,371,632               5.3     $     7.2257            1,028,871      $   7.7353
                                ==============     =============    ================    ==============     =============

In accordance with APB 25, and the provision of FAS 123 as applicable to consultants, the Company recorded compensation expense of approximately $37,000, $149,000 and $283,000 during 2001, 2000, and 1999, respectively, relating to stock options granted with exercise prices less than market value or granted to consultants. Had compensation expense for all stock options been determined consistent with FAS 123, rather than APB 25, the Company's net income (loss) and income (loss) per share for the years ended December 31, 2001, 2000, and 1999 would have been recorded to the pro forma amounts indicated below:


                                                            2001                   2000                   1999
                                                      ------------------    --------------------    ------------------
Net income (loss), as reported                        $       1,224,735     $      (7,078,532)          $ (5,151,683)
Pro forma net income (loss)                                   1,137,035            (7,316,709)            (6,029,709)
Basic and diluted net income (loss) per share:
     As reported                                      $            0.10     $           (0.99)          $      (0.73)
     Pro forma                                                     0.09                 (1.02)                 (0.86)

The fair value of each option grant is estimated on the grant date using a Black-Scholes option pricing model. The valuations for the years ended December 31, 2001, 2000 and 1999 were based on the following assumptions:


                                                                    2001                 2000               1999
                                                             -------------------    ---------------     --------------
Weighted-average grant date fair value                       $        0.91          $     4.04          $    8.46
Weighted-average expected lives (in years)                            7.00                7.00               7.00
Risk-free interest rate                                          3.12-5.32%               4.74%              6.65%
Dividend yield                                                           0%                  0%                 0%
Volatility factor                                               .977-1.006               1.723               .766

In connection with the Company's initial public offering on November 14, 1997, the Company issued warrants to the underwriter to purchase 300,000 shares of common stock at a price of $18 per share. The warrants are exercisable for a period of four years beginning November 14, 1998.

Other

In 2001, the Company adopted the 2001 Executive Compensation Plan. This plan offers key employees of the Company incentive awards in the form of cash payments, and/or stock option grants based upon the Company's attainment of certain performance goals. For 2001, $42,000 in cash payments were recorded as general and administration expenses and 91,000 stock options were granted under the plan. No compensation was recorded for the stock options granted under the plan.

8.  Income Taxes

The Company accounts for income taxes under the liability method in accordance with FAS 109. Under the liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                                                   December 31
                                                                   --------------------------------------------
                                                                         2001                       2000
                                                                   -----------------          -----------------
Federal and state loss carryforwards                               $   7,394,000              $   7,977,000
Benefit of research tax credits                                          416,000                    416,000
Reserves and accruals                                                    326,000                    478,000
Depreciation                                                             (31,000)                   (41,000)
                                                                   -----------------          -----------------
Total deferred tax assets                                              8,105,000                  8,830,000

Less valuation allowance                                              (8,105,000)                (8,830,000)
                                                                   -----------------          -----------------

Net deferred tax assets                                            $           0              $           0
                                                                   =================          =================

A reconciliation between expected income taxes, computed at the statutory federal income tax rate (34%) applied to pretax accounting income, and the income taxes included in the statements of operations for the years ended December 31, 2001, 2000 and 1999 follows:

                                                                   2001                2000                1999
                                                              ---------------     ---------------    -----------------
Anticipated income tax expense
     (benefit) at the statutory federal rate                  $     416,000       $ (2,407,000)      $  (1,752,000)
State income tax expense (benefit),
     net of federal tax effect                                       56,000           (322,000)           (264,000)
Research tax credits                                                   ----            (61,000)           (126,000)
Compensation expense--stock options                                  14,000             58,000             111,000
Foreign subsidiary expense included in books                        128,000               ----                ----
Other                                                               111,000            125,000              71,000
Increase (decrease) in valuation allowance                         (725,000)         2,607,000           1,960,000
                                                              ---------------     ---------------    -----------------
Income tax (benefit) expense                                  $           0       $          0       $           0
                                                              ===============     ===============    =================

At December 31, 2001, the Company has operating and economic loss carryforwards of approximately $19,179,000 expiring through 2016, which can be offset against future federal and state taxable income. In accordance with Section 382 of the Internal Revenue Code of 1986, as amended, a change in equity ownership of greater than 50% of the Company within a three-year period results in an annual limitation on the Company's ability to utilize its NOL carryforwards that were created during tax periods prior to the change in ownership. As a result of various equity offerings and certain shareholder transactions, the utilization of a portion of the Company's NOL carryforwards has become limited, however, the Company does not believe this limitation will have a material effect on the Company's ability to utilize the NOL carryforward.

Based on the Company's assessment of the future net realizable value of deferred tax assets, a valuation allowance has been provided as it is more likely than not that sufficient taxable income will not be generated to realize certain temporary differences and tax credit carryforwards. Additionally, at December 31, 2001, approximately $350,000 of the valuation allowance was attributable to the potential tax benefit of stock option transactions, which will be credited directly to common stock if realized.

9.  Commitments

Operating Lease
The Company leases approximately 12,700 square feet of mixed use space from an unaffiliated third party at a base cost of approximately $11,000 per month, plus contingent rentals based on the Company's proportionate share of the lessor's operating costs, as defined in the lease agreement. The lease expires August 31, 2004, and provides for escalations of the base rent throughout the lease term, up to $11,700 at September 1, 2003.

The future minimum lease payments are as follows: $134,000 in 2002, $138,000 in 2003, $93,000 in 2004, totaling $365,000. Rental expense incurred for operating leases and leases whose terms are less than one year in duration for 2001, 2000, and 1999 was approximately $190,000, $405,000, and $215,000, respectively.

Purchase Commitment
On June 6, 1997, the Company entered into an Amended and Restated Exclusive Supply Agreement ("Exclusive Supply Agreement") and a Development Agreement with Cree, a related company. The Exclusive Supply Agreement has an initial term of ten years which may be extended for an additional ten years by either party if the Company orders in any 36-month period SiC crystals with an aggregate purchase price in excess of $1 million. The Company has met this order threshold and expects to extend the term of the Exclusive Supply Agreement. In connection with the Exclusive Supply Agreement, the Company has committed to purchase a minimum of 50% (by dollar volume) of its requirements for SiC crystals from Cree. If the Company's orders require Cree to expand beyond specified production levels, the Company must commit to purchase certain minimum quantities. In January 2002, the Company and Cree agreed to a framework for purchases of SiC crystals during 2002. Under the terms of the Agreement, the Company will be obligated to purchase a minimum quantity of usable material on a quarterly basis if Cree meets certain minimum quality levels. Dependent upon the quality of material received, purchases from Cree during 2002 will be between $900,000 and $3.7 million. The Company is totally dependent on Cree to supply SiC crystals for its production process. If the Company is unable to obtain SiC crystals from Cree, its operations would be materially adversely affected.

The July 1, 1998 Development Agreement, provides for a four-year development effort by Cree to increase the yield of useable material in each SiC crystal manufactured by Cree for use by the Company in the production of moissanite jewels. The Company was initially obligated to pay Cree approximately $2.88 million annually through June 30, 2002 under this agreement which was reduced to $1.44 million annually effective October 1, 1999. However, either party may terminate the agreement if Cree does not meet the annual performance milestones or if the Company and Cree do not mutually agree on the performance milestones for the ensuing year. The Company's funding obligations under the Development Agreement were suspended from January 2001 through December 31, 2002, and will be terminated upon the Company purchasing in 2002 certain minimum levels of material.

During 2001, 2000, and 1999, the Company made purchases from Cree of approximately $1.2 million, $12.0 million, and $16.2 million, respectively, for SiC materials and research and development costs.

10.  Selected Quarterly Data (Unaudited)


                                                                                           Quarters Ended
                                                               --------------------------------------------------------------------
                                                                   3/31               6/30               9/30              12/31
                                                               --------------------------------------------------------------------
Year Ended December 31, 2001

Net sales                                                      $ 2,899,984        $ 2,462,732       $ 2,138,435        $ 4,003,978
Gross profit                                                     1,637,285          1,378,643         1,259,512          2,092,059
Net income (loss)                                                  247,174            359,044           161,220            457,297
Basic & diluted net income (loss) per share                           0.03               0.03              0.01               0.03

Year Ended December 31, 2000

Net sales                                                      $ 3,011,250        $ 3,647,621       $ 2,874,329        $ 3,261,925
Gross profit                                                     1,634,502          1,991,190         1,474,707          1,866,407
Net income (loss)                                               (2,110,161)        (1,250,510)       (1,060,711)        (2,657,150)
Basic & diluted net income (loss) per share                          (0.30)             (0.17)            (0.15)             (0.37)

                                   Schedule II

                             Charles & Colvard, Ltd.

                        Valuation and Qualifying Accounts


                                                                   Collections
                           Balance at           Additions          of Accounts
     Year ended           Beginning of      Charged to Costs        Previously        Deductions/          Balance at
     December 31             Period           and Expenses         Written Off         Write Offs        End of Period
---------------------    ---------------    ------------------    ---------------    ---------------     ---------------
   Allowance for
 Doubtful Accounts
        2001             $     320,000      $         ----        $       5,914      $ 50,914(1)         $      275,000
        2000             $      70,000      $      301,562        $        ----      $ 51,562(1)         $      320,000
        1999             $      77,000      $        2,298        $        ----      $  9,298(1)         $       70,000

 Reserve for Excess
     Inventory
        2001             $     770,000      $         ----        $        ----      $135,000(2)         $      635,000
        2000             $     242,115      $      527,885        $        ----      $   ----            $      770,000
        1999             $     132,000      $      224,083        $        ----      $113,968(2)         $      242,115

   Allowance for
      Returns
        2001             $     150,000      $         ----        $        ----      $ 45,000(4)         $      105,000
        2000             $      66,000      $       84,000(3)     $        ----      $   ----            $      150,000
        1999             $      34,004      $       31,996(3)     $        ----      $   ----            $       66,000

(1) Amounts in 1999 and 2000 are accounts written off as uncollectible. During 2001, there was $15,685 of accounts written off as uncollectible. In addition, during 2001, there was a $35,229 decrease to the allowance to reflect the estimated collectibility of receivables.
(2) Adjustments to reserve to reflect estimated net realizable value of remaining inventory.
(3)  Charged against sales.
(4)  Adjustments to allowance; credit to sales.

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


Item 10.          Directors and Executive Officers of the Registrant

Item 11.          Executive Compensation

Item 12.          Security Ownership of Certain Beneficial Owners and Management

Item 13.          Certain Relationships and Related Transactions

The information called for in items 10 through 13 is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2001.

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) and (2) Financial statements and financial statement schedule--the financial statements, financial statements schedule, and report of independent accountants are filed as part of this report (see Index to Financial Statements at Part II Item 8 on page 29 of this Form 10-K).

(a) (3) The following exhibits have been or are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit
Number                                Description


3.1 Amended and Restated Articles of Incorporation of C3, Inc. which is hereby incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333-36809).

3.2 Articles of Amendment of C3, Inc., as filed with the Secretary of State of North Carolina on February 23, 1999 which hereby is incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of C3, Inc. for the fiscal year ended December 31, 1998.

3.3 Amended and Restated Bylaws of C3, Inc. which is hereby incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333- 36809).

3.4 Articles of Amendment to the Company's Articles of Incorporation, as filed May 17, 2000 which is hereby incorporated by reference to Exhibit
        3.4 to the Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. for the quarter ended June 30, 2000.

4.1 Specimen Certificate of common stock which is hereby incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K of C3, Inc. for the fiscal year ended December 31, 1998.

4.2 Form of Representative's Warrant which is hereby incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333- 36809).

4.3 Rights Agreement dated as of February 22, 1999 between C3, Inc. and First Union National Bank as Rights Agent, including the Form of Rights Certificate as Exhibit A which is hereby incorporated by reference to
        Exhibit 4.3 to the Annual Report of C3, Inc. for the fiscal year ended December 31, 1998.

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

10.42 Letter Agreement dated May 14, 2000 between Cree, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.42 to the Quarterly Report on Form 10Q of C3, Inc. for the quarter ended March 31, 2000.*

10.43 2000 Declaration of Amendment to 1996 Omnibus Stock Plan of C3, Inc. which is hereby incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10K of Charles & Colvard, Ltd. for the year ended December 31, 2000.+

10.44 2000 Declaration of Amendment to 1997 Omnibus Stock Plan of C3, Inc. which is hereby incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10K of Charles & Colvard, Ltd. for the year ended December 31, 2000.+

10.45 Letter Agreement dated December 7, 2000 between Cree, Inc. and Charles & Colvard, Ltd. which is hereby incorporated by reference to the Exhibit
        99.2 of the Company's current report on Form 8-K dated January 9, 2001.*

10.46 Fifth Amendment to Agreement, dated December 29, 2000 between John M. Bachman, Inc. and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.46 to the Quarterly Report on Form 10Q of Charles & Colvard, Ltd. for the quarter ended March 31, 2001.*

10.47 Charles & Colvard, Ltd. Fiscal Year 2001 Executive Compensation Plan which is hereby incorporated by reference to Exhibit 10.47 to the Quarterly Report on Form 10Q of Charles & Colvard, Ltd. for the quarter ended June 30, 2001.+

10.48 Employment Agreement between James R. Braun, CFO and Charles & Colvard, Ltd. which is hereby incorporated by reference to Exhibit 10.48 to the Quarterly Report on Form 10Q of Charles & Colvard, Ltd. for the quarter ended June 30, 2001.+

10.49 Letter Agreement dated July 2, 2001 between Cree, Inc. and Charles & Colvard, Ltd. which is hereby incorporated by reference to Exhibit 10.49 to the Quarterly Report on Form 10Q of Charles & Colvard, Ltd. for the quarter ended September 30, 2001.*

10.50 Letter Agreement dated March 8, 2002 between Cree, Inc. and Charles & Colvard, Ltd.*

21.1    Schedules of Subsidiaries

23.1    Consent of Deloitte & Touche LLP

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

By: /s/ Robert S. Thomas                                   Date:    3/22/02
    ----------------------                                          -------
    Robert S. Thomas, President & CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Robert S. Thomas                                   Date:    3/22/02
    --------------------                                            -------
    Robert S. Thomas
    President & Chief Executive Officer
    (Principal executive officer)

By: /s/ James R. Braun                                     Date:    3/22/02
    ------------------                                              -------
    James R. Braun
    Vice President of Finance & Chief Financial Officer
    (Principal accounting officer)

By: /s/ Walter J. O'Brien                                  Date:    3/22/02
    ---------------------                                           -------
    Walter J. O'Brien
    Director

By: /s/ Chester L. F. Paulson                              Date:    3/22/02
    -------------------------                                       -------
    Chester L. F. Paulson
    Director

By: /s/ Frederick A. Russ                                  Date:    3/22/02
    -------------------------                                       -------
    Frederick A. Russ
    Director

By: /s/ George A. Thornton, III                            Date:    3/22/02
    ---------------------------                                     -------
    George A. Thornton, III
    Director

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

3.2 Articles of Amendment of C3, Inc., as filed with the Secretary of State of North Carolina on February 23, 1999 which is hereby incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of C3, Inc. for the fiscal year ended December 31, 1998.

3.3 Amended and Restated Bylaws of C3, Inc. which is hereby incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333- 36809).

3.4 Articles of Amendment to the Company's Articles of Incorporation, as filed May 17, 2000 which is hereby incorporated by reference to Exhibit
        3.4 to the Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. for the quarter ended June 30, 2000.

4.1 Specimen Certificate of common stock which is hereby incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K of C3, Inc. for the fiscal year ended December 31, 1998.

4.2 Form of Representative's Warrant which is hereby incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333- 36809).

4.3 Rights Agreement dated as of February 22, 1999 between C3, Inc. and First Union National Bank as Rights Agent, including the Form of Rights Certificate as Exhibit A which is hereby incorporated by reference to
        Exhibit 4.3 to the Annual Report of C3, inc. for the fiscal year ended December 31, 1998.

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

10.42 Letter Agreement dated May 14, 2000 between Cree, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.42 to the Quarterly Report on Form 10Q of C3, Inc. for the quarter ended March 31, 2000.*

10.43 2000 Declaration of Amendment to 1996 Omnibus Stock Plan of C3, Inc. which is hereby incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10K of Charles & Colvard, Ltd. for the year ended December 31, 2000.+

10.44 2000 Declaration of Amendment to 1997 Omnibus Stock Plan of C3, Inc. which is hereby incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10K of Charles & Colvard, Ltd. for the year ended December 31, 2000.+

10.45 Letter Agreement dated December 7, 2000 between Cree, Inc. and Charles & Colvard, Ltd. which is hereby incorporated by reference to the Exhibit
        99.2 of the Company's current report on Form 8-K dated January 9, 2001.*

10.46 Fifth Amendment to Agreement, dated December 29, 2000 between John M. Bachman, Inc. and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.46 to the Quarterly Report on Form 10Q of Charles & Colvard, Ltd. for the quarter ended March 31, 2001.*

10.47 Charles & Colvard, Ltd. Fiscal Year 2001 Executive Compensation Plan which is hereby incorporated by reference to Exhibit 10.47 to the Quarterly Report on Form 10Q of Charles & Colvard, Ltd. for the quarter ended June 30, 2001.+

10.48 Employment Agreement between James R. Braun, CFO and Charles & Colvard, Ltd. which is hereby incorporated by reference to Exhibit 10.48 to the Quarterly Report on Form 10Q of Charles & Colvard, Ltd. for the quarter ended June 30, 2001.+

10.49 Letter Agreement dated July 2, 2001 between Cree, Inc. and Charles & Colvard, Ltd. which is hereby incorporated by reference to Exhibit 10.49 to the Quarterly Report on Form 10Q of Charles & Colvard, Ltd. for the quarter ended September 30, 2001.*

10.50 Letter Agreement dated March 8, 2002 between Cree, Inc. and Charles & Colvard, Ltd.*

21.1    Schedule of Subsidiaries

23.1    Consent of Deloitte & Touche LLP

* The registrant has requested that certain portions of this exhibit be given confidential treatment.

+ Denotes a management contract or compensatory plan or arrangement.