Form 10-Q
period 2002-03-31
CHARLES & COLVARD LTD
filed 2002-05-09
CIK 1015155

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-Q

(Mark One)
[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended March 31, 2002

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from _____________________to______________________


                       Commission File Number: 000-23329

                             Charles & Colvard, Ltd.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           North Carolina                            56-1928817
------------------------------------        --------------------------
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

                                   Yes  X  No___
                                       ---

As of April 30, 2002 there were 13,377,214 shares of the Registrant's Common Stock, no par value per share, outstanding.

                             Charles & Colvard, Ltd.
                                      Index

Part I.  Financial Information

--------------------------------------------------------------------------------

Item 1.  Financial Statements

           Condensed Consolidated Statements of Operations - Three Months Ended
             March 31, 2002 and 2001

           Condensed Consolidated Balance Sheets - March 31, 2002 and December
             31, 2001

           Condensed Consolidated Statements Of Cash Flows - Three Months Ended
             March 31, 2002 and 2001

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

Signatures

Part I.   Financial Information

Item 1.   Financial Statements

                             Charles & Colvard, Ltd.
                 Condensed Consolidated Statements Of Operations
                                   (Unaudited)

                                                   Three Months Ended March 31,
                                                 ---------------------------------
                                                      2002               2001
                                                 --------------    ---------------
Net sales                                        $    4,150,146    $     2,899,984
Cost of goods sold                                    2,038,954          1,262,699
                                                 --------------    ---------------
Gross profit                                          2,111,192          1,637,285

Operating expenses:
    Marketing and sales                               1,053,646            713,582
    General and administrative                          607,212            699,246
    Other expense                                           ---             47,104
                                                 --------------    ---------------
Total operating expenses                              1,660,858          1,459,932
                                                 --------------    ---------------

Operating income                                        450,334            177,353

Interest income, net                                     49,876             69,821
                                                 --------------    ---------------

Net income                                       $      500,210    $       247,174
                                                 ==============    ===============

Basic and diluted net income per share           $         0.04    $          0.03
                                                 ==============    ===============

Weighted-average common shares:
   Basic                                             13,373,747          9,838,489
                                                 ==============    ===============
   Diluted                                           13,561,828          9,860,216
                                                 ==============    ===============

See Notes to Condensed Consolidated Financial Statements.

                             Charles & Colvard, Ltd.
                      Condensed Consolidated Balance Sheets

                                                                         March 31, 2002          December 31, 2001
                                                                      ---------------------    ----------------------
Assets                                                                    (Unaudited)
Current Assets:
     Cash and equivalents                                             $       12,300,838       $        10,236,319
     Accounts receivable                                                       2,339,972                 2,803,117
     Interest receivable                                                          14,709                    13,824
     Inventory, net                                                           20,607,681                21,341,071
     Prepaid expenses and other assets                                           201,610                   214,749
                                                                      ---------------------    ----------------------
              Total current assets                                            35,464,810                34,609,080

Equipment, net                                                                   325,304                   342,281
Patent and license rights, net                                                   289,423                   290,569
                                                                      ---------------------    ----------------------
              Total assets                                            $       36,079,537       $        35,241,930
                                                                      =====================    ======================

Liabilities and Shareholders' Equity
Current Liabilities:
     Accounts payable:
              Cree, Inc.                                              $          765,199       $           405,020
              Other                                                              185,155                   154,831
     Accrued payroll                                                             216,063                   202,012
     Accrued expenses and other liabilities                                      232,247                   272,490
     Deferred revenue                                                             64,953                   129,801
                                                                      ---------------------    ----------------------
              Total current liabilities                                        1,463,617                 1,164,154

Commitments

Shareholders' Equity:
     Common stock                                                             55,190,057                55,182,692
     Additional paid-in capital - stock options                                1,994,575                 1,964,006
     Accumulated deficit                                                     (22,568,712)              (23,068,922)
                                                                      ---------------------    ----------------------
              Total shareholders' equity                                      34,615,920                34,077,776
                                                                      ---------------------    ----------------------
              Total liabilities and shareholders' equity              $       36,079,537       $        35,241,930
                                                                      =====================    ======================

See Notes to Condensed Consolidated Financial Statements

                             Charles & Colvard, Ltd.
                 Condensed Consolidated Statements Of Cash Flows
                                   (Unaudited)

                                                                   Three Months Ended March 31,
                                                             -----------------------------------------
                                                                   2002                   2001
                                                             ------------------    -------------------
Operating Activities:
Net income                                                   $       500,210       $       247,174
Adjustments:
     Depreciation and amortization                                    32,222                48,879
     Stock option compensation                                        32,419                 4,217
     Loss on disposal of long-term assets                                ---                46,071
     Change in provision for uncollectible accounts                  (40,000)              100,000
     Change in operating assets and liabilities:
       Net change in assets                                        1,248,789               513,918
       Net change in liabilities                                     299,463            (1,737,001)
                                                             ------------------    -------------------
         Net cash provided (used) in operating activities          2,073,103              (776,742)
                                                             ------------------    -------------------

Investing Activities:
Purchase of equipment                                                (10,115)              (10,221)
Patent and license rights costs                                       (3,984)               (1,146)
                                                             ------------------    -------------------
         Net cash used in investing activities                       (14,099)              (11,367)
                                                             ------------------    -------------------

Financing Activities:
Stock options exercised                                                5,515                   ---
Proceeds from stock rights offering, net                                 ---             6,031,995
                                                             ------------------    -------------------
         Net cash provided by financing activities                     5,515             6,031,995
                                                             ------------------    -------------------

Net change in cash and equivalents                                 2,064,519             5,243,886

Cash and equivalents, beginning of period                         10,236,319             3,826,402
                                                             ------------------    -------------------
Cash and equivalents, end of period                          $    12,300,838       $     9,070,288
                                                             ==================    ===================

See Notes to Condensed Consolidated Financial Statements.

                             Charles & Colvard, Ltd.
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

1.  Basis Of Presentation

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all normal recurring adjustments which are necessary for the fair presentation of the results of the interim periods presented. Interim results are not necessarily indicative of results for the year. Certain reclassifications have been made to prior year's financial statements to conform to the classifications used in fiscal 2002. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2001, as set forth in the Company's Form 10-K, filed with the Securities and Exchange Commission on March 25, 2002.

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

In October 2000, the Company established a wholly-owned subsidiary in Hong Kong, Charles & Colvard HK Ltd. All inter-company accounts have been eliminated.

All the Company's activities are within a single business segment. Export sales aggregated approximately $800,000 and $700,000 for the three months ended March 31, 2002 and 2001, respectively.

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

Finished goods are shown net of a reserve for excess jewelry inventory of $270,000 and $170,000 at March 31, 2002 and December 31, 2001, respectively. Test instruments are shown net of a reserve for excess inventory of $450,000 and $465,000 respectively.

                                              March 31,     December 31,
                                           -------------   -------------
                                                2002            2001
                                           -------------   -------------
Moissanite:
       Raw materials                       $    305,908    $    131,525
       Work-in-process                        1,541,736       1,604,699
       Finished goods                        18,742,903      19,588,295
                                           ------------    ------------
                                             20,590,547      21,324,519

Test instruments                                 17,134          16,552
                                           ------------    ------------

Total Inventory                            $ 20,607,681    $ 21,341,071
                                           ============    ============

3. Common Stock

In September 2001, the Board of Directors authorized the repurchase of up to 1,300,000 shares of the Company's common stock. At the discretion of management, the repurchase program can be implemented through open market or privately negotiated transactions at prevailing prices. The Company will determine the time and extent of repurchases based on its evaluation of market conditions and other factors. There were no shares repurchased during the three months ended March 31, 2002. During 2001, the Company repurchased 76,000 shares at a cost of $1 per share.

4. Stock Based Compensation

In accordance with Accounting Principles Board Opinion No. 25 and Statement of Financial Accounting Standards (FAS) No. 123, the Company recorded compensation expense of $32,419 during the three months ended March 31, 2002 due to stock options. Compensation expense related to stock options for the three months ended March 31, 2001 was $4,217. This compensation expense is recorded in general and administrative expense in the Statements Of Operations.

5. Newly Adopted Accounting Pronouncements

In July 2001, FAS No. 142, Goodwill and Other Intangible Assets, was issued. This statement requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. This statement was effective for the Company on January 1, 2002. The Company does not have goodwill or other intangible assets with indefinite useful lives and the adoption of this statement did not have an effect on its consolidated financial statements.

6. Newly Issued Accounting Pronouncements

In August 2001, FAS No. 143, Accounting For Asset Retirement Obligations, was issued. This statement requires recording the fair value of a liability for an asset retirement obligation in the period in which it is incurred, and a corresponding increase in the carrying value of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, it is either settled for its recorded amount or a gain or loss upon settlement is recorded. FAS 143 is effective for the Company's year ended December 31, 2003. The Company does not have any asset retirement obligations and does not expect the adoption of FAS 143 to have an effect on its consolidated financial statements.

In August 2001, FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets was issued. This statement addresses financial accounting and reporting for the impairment of disposal of long-lived assets. FAS 144 is effective for the Company's year ended December 31, 2003. The Company is currently assessing, but has not yet determined the impact of FAS 144 on its consolidated financial statements.

Item 2: Management's Discussion And Analysis Of Financial Condition And Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our judgment on future events. Our business is subject to business and economic risks and uncertainties that could cause our actual performance and results to differ materially from those expressed or implied by any of the forward-looking statements included herein. These risks and uncertainties are described under the heading "Business Risks" in our Form 10-K for the year ended December 31, 2001, which was filed with the Securities and Exchange Commission on March 25, 2002.

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

In March 2000, we entered into distribution agreements with Stuller Settings, Inc. (Stuller) and Rio Grande, two of the largest suppliers of jewelry-related products to the jewelry industry, for the North American distribution of moissanite. We have also entered into several agreements with domestic jewelry manufacturers. Through these agreements with Stuller, Rio Grande and jewelry manufacturers and the brand awareness created by our marketing program, we sought to rapidly increase the introduction of moissanite into the domestic jewelry market while maintaining average selling prices. Although these new distribution and marketing strategies enabled us to achieve profitability and positive cash flow in 2001 and through the first quarter of 2002, these strategic efforts are still in an early stage, and we have no assurance that they will be successful in the long-term.

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

During the first quarter of 2002, we continued our focus on the domestic market, while investing limited resources in certain international markets that show the most potential. We recorded the largest quarterly sales in our history during the first quarter of 2002 and we are hopeful that our sales will continue to increase as the distribution of moissanite jewels expands both domestically and internationally. Although our 2002 goals are to continue achieving increases in sales, rapid growth and profitability, we cannot be sure that we will achieve or sustain sales increases or sustain profitability.

Results Of Operations

Three Months ended March 31, 2002 compared with Three Months ended March 31,
2001.

Net sales were $4,150,146 for the three months ended March 31, 2002 compared to $2,899,984 for the three months ended March 31, 2001, an increase of $1,250,162 or 43.1%. Shipments of moissanite jewels increased during the three months ended March 31, 2002 to approximately 25,700 carats from 15,400 carats in the same period of 2001. Domestic carat shipments increased by 79% and international carat shipments increased by 28%. It should be noted that a portion of the carats shipped to international customers are set in jewelry and distributed to retail markets in several countries, including the US. Average selling price per carat decreased by 15% primarily due to increased sales of smaller jewels which have a lower price per carat. We believe that increased domestic sales are primarily attributable to the additional exposure at the television shopping channel, ShopNBC, as well as expanded distribution at Landau's, a 60 store retail chain with outlets in upscale malls and hotels throughout the country. International sales increased due to increased distribution of moissanite jewels into Hong Kong, China, UK, & Italy. As part of our marketing and distribution strategy, we intend to continue seeking increased product exposure and distribution through television shopping channels. In fact, a second television network, ShopAtHome, introduced moissanite programming late in the first quarter.

Our gross profit margin was 50.9% for the three months ended March 31, 2002 compared to 56.5% for the three months ended March 31, 2001. The decreased gross margin percentage is primarily due to a 15% decrease in average selling prices, partially offset by improved yields of moissanite jewels from SiC crystals.

Marketing and sales expenses were $1,053,646 for the three months ended March 31, 2002 compared to $713,582 for the three months ended March 31, 2001, an increase of $340,064 or 47.7%. The increase resulted primarily from $210,000 of print media advertising, as well as $150,000 of increased costs associated with our co-op advertising program. During the first quarter of 2002, we advertised in national magazines, jewelry trade publications, and newspapers in certain markets to support sales events.

General and administrative expenses were $607,212 for the three months ended March 31, 2002 compared to $699,246 for the three months ended March 31, 2001, a decrease of $92,034 or 13.2%. The decrease resulted primarily from a $100,000 decrease in bad debt expense and decreased professional fees of $80,000, offset by $110,000 of increased compensation costs, including additional costs associated with our Executive Compensation Plan.

Other expenses for the three months ended March 31, 2001 amounted to $47,104 which resulted from the write-down to market of certain fixed assets scheduled for disposal.

Net interest income was $49,876 for the three months ended March 31, 2002 compared to $69,821 for the three months ended March 31, 2001, a decrease of $19,945 or 28.6%. This decrease resulted from a lower interest rate earned on our cash balances.

Liquidity And Capital Resources

At March 31, 2002, we had $12.3 million of cash and cash equivalents and $34.0 million of working capital. Cash and inventory account for over 90% of our current assets. Our principal sources of liquidity are cash on hand and cash generated by operations. During the three months ended March 31, 2002, $2,073,103 was generated by operations. The major components of the generated cash were net income of $500,210, a reduction in inventory of $733,390, a reduction in receivables of $502,260 and a $390,503 increase in payables. We believe our existing capital resources are adequate to satisfy our capital requirements for at least the next 12 months.

In January 2002, we agreed with Cree on a framework for purchases of SiC crystals during 2002. We will be obligated to purchase a minimum quantity of usable material on a quarterly basis if Cree meets certain minimum quality levels. Dependent upon the quality of material received, purchases from Cree during 2002 are expected to be between $900,000 and $3.7 million. During the three months ended March 31, 2002, we purchased $765,000 of material from Cree.

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

On September 18, 2001, we announced that our Board of Directors authorized the repurchase of up to 1,300,000 shares of our common stock. At the discretion of management, the repurchase program can be implemented through open market or privately negotiated transaction at prevailing prices. We will determine the time and extent of repurchases based on our evaluation of market conditions and other factors. No shares were repurchased during the three months ended March 31, 2002. During 2001, we repurchased 76,000 shares at a cost of $1 per share.

Newly Adopted Accounting Pronouncements

In July 2001, Statement of Financial Accounting Standards No. 142 ("FAS 142"), Goodwill and Other Intangible Assets, was issued. This statement requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. This statement was effective on January 1, 2002. We do not have goodwill or other intangible assets with indefinite useful lives, and the adoption of this statement did not have an effect on our consolidated financial statements.

Newly Issued Accounting Pronouncements

In August 2001, FAS No. 143, Accounting For Asset Retirement Obligations, was issued. This statement requires recording the fair value of a liability for an asset retirement obligation in the period in which it is incurred, and a corresponding increase in the carrying value of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, it is either settled for its recorded amount or a gain or loss upon settlement is recorded. FAS 143 is effective for our year ended December 31, 2003. We do not have any asset retirement obligations and do not expect the adoption of this statement to have an effect on our consolidated financial statements.

In August 2001, FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FAS 144 is effective for our year ended December 31, 2003. We are currently assessing, and have not yet determined the impact of FAS 144 on our consolidated financial statements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We believe that our exposure to market risk for changes in interest rates is not significant because our investments are limited to highly liquid instruments with maturities of three months or less. At March 31, 2002, we had approximately $11.8 million of short-term investments classified as cash and equivalents. All of our transactions with international customers and suppliers are denominated in U.S. dollars. This limits our currency fluctuation risk, however, the recent strong value of the dollar against our customer's local currency could limit the amount of their purchases.

Part II - Other Information

Item 6:  Exhibits And Reports On Form 8-K

(a) Exhibits

Exhibit No.    Description
-----------    -----------

10.51 Manufacturing Agreement, dated April 2, 2002, between JewelNet Corporation (dba K&G Creations) and Charles & Colvard, Ltd.*

10.52          Sixth Amendment to Agreement, dated April 9, 2002, between John
               M. Bachman, Inc. and Charles & Colvard, Ltd.*

     * The Company has requested that certain portions of this exhibit be given confidential treatment.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Charles & Colvard, Ltd.

Date: May 8, 2002            /s/ Robert S. Thomas
                             --------------------
                             Robert S. Thomas
                             President & Chief Executive Officer
                             (Principal Executive Officer)



Date: May 8, 2002            /s/ James R. Braun
                             ------------------
                             James R. Braun
                             Vice President of Finance & Chief Financial Officer
                             (Principal Accounting Officer)