Form 10-Q
period 2002-06-30
CHARLES & COLVARD LTD
filed 2002-08-09
CIK 1015155

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-23329

CHARLES & COLVARD, LTD.
(Exact name of Registrant as specified in its charter)

North Carolina	56-1928817
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3800 Gateway Boulevard, Suite 310, Morrisville, N.C. 27560
(Address of principal executive offices)

919-468-0399
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

As of August 7, 2002 there were 13,334,714 shares of the Registrant’s Common Stock, no par value per share, outstanding.

CHARLES & COLVARD, LTD.

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements

CHARLES & COLVARD, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net sales	$4,075,602	$2,462,732	$8,225,748	$5,362,716
Cost of goods sold	1,632,901	1,084,089	3,671,855	2,346,788

Gross profit	2,442,701	1,378,643	4,553,893	3,015,928
Operating expenses:
Marketing and sales	1,125,730	592,556	2,179,376	1,306,138
General and administrative	732,063	478,307	1,339,275	1,177,553
Other expense	—	46,999	—	94,103

Total operating expenses	1,857,793	1,117,862	3,518,651	2,577,794

Operating income	584,908	260,781	1,035,242	438,134
Interest income, net	52,879	98,263	102,755	168,084

Net income	$637,787	$359,044	$1,137,997	$606,218

Net income per share:
Basic	$0.05	$0.03	$0.09	$0.05

Diluted	$0.05	$0.03	$0.08	$0.05

Weighted-average common shares:
Basic	13,377,484	13,447,714	13,375,626	11,662,933

Diluted	13,707,458	13,465,408	13,641,479	11,669,081

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current Assets:
Cash and equivalents	$12,542,770	$10,236,319
Accounts receivable	2,814,005	2,803,117
Interest receivable	14,952	13,824
Inventory, net	20,370,726	21,341,071
Prepaid expenses	209,682	214,749

Total current assets	35,952,135	34,609,080
Equipment, net	405,450	342,281
Patent and license rights, net	292,656	290,569

Total assets	$36,650,241	$35,241,930

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable:
Cree, Inc.	$421,244	$405,020
Other	224,845	154,831
Accrued payroll	323,294	202,012
Accrued expenses and other liabilities	306,264	272,490
Deferred revenue	90,303	129,801

Total current liabilities	1,365,950	1,164,154
Commitments
Shareholders’ Equity:
Common stock	55,190,702	55,182,692
Additional paid-in capital—stock options	2,024,514	1,964,006
Accumulated deficit	(21,930,925)	(23,068,922)

Total shareholders’ equity	35,284,291	34,077,776

Total liabilities and shareholders’ equity	$36,650,241	$35,241,930

See Notes to Condensed Consolidated Financial Statements

CHARLES & COLVARD, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2002	2001
Operating Activities:
Net income	$1,137,997	$606,218
Adjustments:
Depreciation and amortization	63,537	84,377
Stock option compensation	62,358	25,267
Loss on disposal of long-term assets	—	90,295
Change in operating assets and liabilities:
Net change in assets	963,396	1,072,921
Net change in liabilities	201,796	(1,765,503)

Net cash provided by operating activities	2,429,084	113,575

Investing Activities:
Purchase of equipment	(116,319)	(21,351)
Patent and license rights costs	(12,474)	(2,339)
Proceeds from sale of long term assets	—	70,000

Net cash provided(used) by investing activities	(128,793)	46,310

Financing Activities:
Stock options exercised	6,160	—
Proceeds from stock rights offering, net	—	6,031,995

Net cash provided by financing activities	6,160	6,031,995

Net change in cash and equivalents	2,306,451	6,191,880
Cash and equivalents, beginning of period	10,236,319	3,826,402

Cash and equivalents, end of period	$12,542,770	$10,018,282

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis Of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all normal recurring adjustments which are necessary for the fair presentation of the results of the interim periods presented. Interim results are not necessarily indicative of results for the year. Certain reclassifications have been made to prior year’s financial statements to conform to the classifications used in fiscal 2002. These financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2001, as set forth in the Company’s Form 10-K, filed with the Securities and Exchange Commission on March 25, 2002.

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

All the Company’s activities are within a single business segment. During the three and six months ended June 30, 2002, export sales aggregated approximately $600,000 and $1,400,000 respectively. Export sales aggregated approximately $500,000 and $1,200,000 for the three and six months ended June 30, 2001, respectively.

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

The Company currently sells one grade of jewel. The grade is classified as “very good” and consists of near colorless jewels that meet certain standards. Only “very good” jewels are valued in inventory. There is a substantial amount of jewels, including colored jewels, that have not met the quality standards and are not valued in inventory. In the future, management might determine that there is a market for a portion of this unvalued inventory.

Finished goods are shown net of a reserve for excess jewelry inventory of $235,000 and $170,000 at June 30, 2002 and December 31, 2001, respectively. Test instruments are shown net of a reserve for excess inventory of $450,000 and $465,000 respectively.

	June 30, 2002	December 31, 2001
Moissanite:
Raw materials	$40,748	$131,525
Work-in-process	2,190,559	1,604,699
Finished goods	18,122,483	19,588,295

	20,353,790	21,324,519
Test instruments	16,936	16,552

Total Inventory	$20,370,726	$21,341,071

3.    Common Stock

In September 2001, the Board of Directors authorized the repurchase of up to 1,300,000 shares of the Company’s common stock. At the discretion of management, the repurchase program can be implemented through open market or privately negotiated transactions at prevailing prices. The Company will determine the time and extent of repurchases based on its evaluation of market conditions and other factors. There were no shares repurchased during the six months ended June 30, 2002. During 2001, the Company repurchased 76,000 shares at a cost of $1 per share.

4.    Stock Based Compensation

In accordance with Accounting Principles Board Opinion No. 25 and Statement of Financial Accounting Standards (FAS) No. 123, the Company recorded compensation expense due to stock options of $29,939 and $62,358 during the three and six months ended June 30, 2002, respectively. Compensation expense related to stock options for the three and six months ended June 30, 2001 was $21,050 and $25,267. This compensation expense is recorded in general and administrative expense in the Statements Of Operations.

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

6.    Newly Issued Accounting Pronouncements

In August 2001, FAS No. 143, Accounting For Asset Retirement Obligations, was issued. This statement requires recording the fair value of a liability for an asset retirement obligation in the period in which it is incurred, and a corresponding increase in the carrying value of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, it is either settled for its recorded amount or a gain or loss upon settlement is recorded. FAS 143 is effective for the Company’s year ended December 31, 2003. The Company does not have any asset retirement obligations and does not expect the adoption of FAS 143 to have an effect on its consolidated financial statements.

In August 2001, FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets was issued. This statement addresses financial accounting and reporting for the impairment of disposal of long-lived assets. FAS 144 is effective for the Company’s year ended December 31, 2003. The Company does not expect the adoption of FAS 144 to have an effect on its consolidated financial statements.

7.    Subsequent Event

From July 1, 2002 through August 7, 2002, we repurchased 43,600 shares of our common stock through our repurchase program at an average cost of $3.86 per share. Therefore, since inception of this program in September 2001, we have repurchased 119,600 shares at an average cost of $2.04 per share.

Item 2:     Management’s Discussion And Analysis Of Financial Condition And Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our judgment on future events. Our business is subject to business and economic risks and uncertainties that could cause our actual performance and results to differ materially from those expressed or implied by any of the forward-looking statements included herein. These risks and uncertainties are described under the heading “Business Risks” in our Form 10-K for the year ended December 31, 2001, which was filed with the Securities and Exchange Commission on March 25, 2002.

Overview

We manufacture, market and distribute Charles & Colvard created moissanite jewels (also called moissanite) for sale in the worldwide jewelry market. Moissanite, also known by its chemical name, silicon carbide (SiC), is a rare, naturally occurring mineral found primarily in meteorites. As the sole manufacturer of scientifically-made moissanite jewels, our strategy is to create a unique brand image which positions moissanite as a jewel in its own right, distinct from all other jewels based on its fire, brilliance, luster, durability and rarity.

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

In March 2000, we entered into distribution agreements with Stuller Settings, Inc. (Stuller) and Rio Grande, two of the largest suppliers of jewelry-related products to the jewelry industry, for the North American distribution of moissanite. We have also entered into several agreements with domestic jewelry manufacturers. Through these agreements with Stuller, Rio Grande and jewelry manufacturers and the brand awareness created by our marketing program, we sought to rapidly increase the introduction of moissanite into the domestic jewelry market while maintaining average selling prices. Although these new distribution and marketing strategies enabled us to achieve profitability and positive cash flow in 2001 and through the first half of 2002, these strategic efforts are still in an early stage, and we have no assurance that they will be successful in the long-term.

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

During the first half of 2002, we continued our focus on the domestic market, while investing limited resources in certain international markets that show the most potential. Our sales in the first half of 2002 were 53% higher than sales for the same period of last year, and we are hopeful that our sales will continue to increase as the distribution of moissanite jewels expands both domestically and internationally. Although our 2002 goals are to continue achieving increases in sales and sustain profitability, we cannot be sure that either goal will be achieved.

Results Of Operations

  Three Months ended June 30, 2002 compared with Three Months ended June 30, 2001.

Net sales were $4,075,602 for the three months ended June 30, 2002 compared to $2,462,732 for the three months ended June 30, 2001, an increase of $1,612,870 or 65.5%. Shipments of moissanite jewels increased during the three months ended June 30, 2002 to approximately 25,300 carats from 12,500 carats in the same period of 2001. Domestic carat shipments increased by 115% and international carat shipments increased by 55%. It should be noted that a portion of the carats shipped to international customers are set in jewelry and distributed to retail markets in several countries, including the US. The average selling price per carat decreased by 14% primarily due to increased sales of smaller jewels which have a lower price per carat. Increased domestic sales are primarily attributable to direct marketing efforts on the television shopping channels ShopNBC and the ShopAtHome network. In addition, distribution has increased through our manufacturing partners at traditional retail stores, including Landau’s, a 60 store retail chain. One of our domestic manufacturing customers, K&G Creations, accounted for approximately 40% of our sales during the three months ended June 30, 2002. K&G Creations provides moissanite jewels and jewelry to a large and diversified customer base, including television shopping channels and Landau’s. While we believe our current relationship with this manufacturer is good and alternate manufacturers are available to serve their customer base, a loss of this manufacturer as a customer could cause a material adverse effect on our results of operations in a particular period. International sales also increased due to increased sales through television shopping channels. Specifically, moissanite jewels are now sold in the UK on Ideal World and by the infomercial company, Best Direct.

Our gross profit margin was 59.9% for the three months ended June 30, 2002 compared to 56.0% for the three months ended June 30, 2001. The increased gross margin percentage was primarily caused by improved yields of moissanite jewels from SiC crystals, partially offset by a 14% decrease in average selling prices.

Marketing and sales expenses were $1,125,730 for the three months ended June 30, 2002 compared to $592,556 for the three months ended June 30, 2001, an increase of $533,174 or 90.0%. The increase resulted primarily from $215,000 of print media advertising, $165,000 of increased costs associated with our co-op advertising program, and increased costs associated with our Hong Kong subsidiary. During the second quarter of 2002, we advertised in national magazines, jewelry trade publications, and newspapers in certain markets to support sales events. Our co-op advertising program reimburses a portion of our customers’ marketing costs based on the amount of their purchases from us. Marketing costs will increase during the remainder of the year as we expand our print and television advertising.

General and administrative expenses were $732,063 for the three months ended June 30, 2002 compared to $478,307 for the three months ended June 30, 2001, an increase of $253,756 or 53.1%. The increase resulted primarily from a $175,000 increase in bad debt expense and $140,000 of increased compensation costs, including $110,000 in additional costs associated with our Executive Compensation Plan, offset by $60,000 of decreased professional fees. The large increase in bad debt expense is primarily attributable to a $120,000 reduction in our allowance for bad debts during the second quarter of 2001.

Other expenses for the three months ended June 30, 2001 amounted to $46,999, which resulted from the write-off of certain patent costs.

Net interest income was $52,879 for the three months ended June 30, 2002 compared to $98,263 for the three months ended June 30, 2001, a decrease of $45,384 or 46.2%. This decrease resulted from a lower interest rate earned on our cash balances, partially offset by higher average cash balances.

Six Months ended June 30, 2002 compared with Six Months ended June 30, 2001.

Net sales were $8,225,748 for the six months ended June 30, 2002 compared to $5,362,716 for the six months ended June 30, 2001, an increase of $2,863,032 or 53.4%. Shipments of moissanite jewels increased during the six months ended June 30, 2002 to approximately 51,000 carats from 28,000 carats in the same period of 2001. Domestic carat shipments increased by 95%, and international carat shipments increased by 39%. It should be noted that a portion of the carats shipped to international customers are set in jewelry and distributed to retail markets in several countries, including the US. Average selling price per carat decreased by 15% primarily due to increased sales of smaller jewels which have a lower price per carat. Increased domestic sales are primarily attributable to direct marketing efforts on the television shopping channels ShopNBC and the ShopAtHome network. In addition, distribution has increased through our manufacturing partners at traditional retail stores, including Landau’s, a 60 store retail chain. One of our domestic manufacturing customers, K&G Creations, accounted for approximately 40% of our sales during the six months ended June 30, 2002. K&G Creations provides moissanite jewels and jewelry to a large and diversified customer base, including television shopping channels and Landau’s. While we believe our current relationship with this manufacturer is good and alternate manufacturers are available to serve their customer base, a loss of this manufacturer as a customer could cause a material adverse effect on our results of operations in a particular period. International sales also increased due to increased sales through television shopping channels. Specifically, moissanite jewels are now sold in the UK on Ideal World and by the infomercial company, Best Direct. International sales also increased into Hong Kong, China, and Italy.

The Company’s gross profit margin was 55.4% for the six months ended June 30, 2002 compared to 56.2% for the six months ended June 30, 2001. The decreased gross margin percentage was primarily caused by a 15% decrease in average selling prices, partially offset by improved yields of moissanite jewels from SiC crystals.

Marketing and sales expenses were $2,179,376 for the six months ended June 30, 2002 compared to $1,306,138 for the six months ended June 30, 2001, an increase of $873,238 or 66.9%. The increase resulted primarily from $425,000 of print media advertising, $315,000 of increased costs associated with our co-op advertising program, and increased costs associated with our Hong Kong subsidiary. During the second quarter of 2002, we advertised in national magazines, jewelry trade publications, and newspapers in certain markets to support sales events. Our co-op advertising program reimburses a portion of our customers’ marketing costs based on the amount of their purchases from us. Marketing costs will increase during the remainder of the year as we expand our print and television advertising.

General and administrative expenses were $1,339,275 for the six months ended June 30, 2002 compared to $1,177,553 for the six months ended June 30, 2001, an increase of $161,722 or 13.7%. The increase resulted primarily from $245,000 of increased compensation costs, including $175,000 in additional costs associated with our Executive Compensation Plan, and an $80,000 increase in bad debt expense, offset by $130,000 of decreased professional fees.

Other expenses for the six months ended June 30, 2001 amounted to $94,103, resulting from the write-off of certain patent costs and a loss on the disposition of certain other assets.

Net interest income was $102,755 for the six months ended June 30, 2002 compared to $168,084 for the six months ended June 30, 2001, a decrease of $65,329 or 38.9%. The decrease resulted from a lower interest rate earned on our cash balances, partially offset by higher average cash balances.

Liquidity And Capital Resources

At June 30, 2002, we had $12.5 million of cash and cash equivalents and $34.6 million of working capital. Cash and inventory account for over 90% of our current assets. Our principal sources of liquidity are cash on hand and cash generated by operations. During the six months ended June 30, 2002, $2,429,084 was generated by operations. The major components of the generated cash were net income of $1,137,997, a reduction in inventory of $970,345 and a $155,056 increase in accrued expenses. In addition, we used $116,000 of cash for the purchase of furniture and equipment. We believe our existing capital resources are adequate to satisfy our capital requirements for at least the next 12 months.

In January 2002, we agreed with Cree on a framework for purchases of SiC crystals during 2002. We will be obligated to purchase a minimum quantity of usable material on a quarterly basis if Cree meets certain minimum quality levels. Dependent upon the quality of material received, purchases from Cree during the last six months of 2002 are expected to be between $1,000,000 and $3,900,000. During the three and six months ended June 30, 2002, we purchased $913,000 and $1,678,000 of material from Cree, respectively.

The 4-year Development Agreement with Cree, as amended, requires us to fund a development program at Cree for $1.44 million annually through December 31, 2002. Either party may terminate the agreement if Cree does not meet the annual performance milestone or if the parties do not mutually agree on the performance milestones for the ensuing year. Our funding obligation under the Development Agreement was suspended from January 2001 through December 31, 2002, and based on current purchase levels is expected to be terminated in 2002.

On September 18, 2001, we announced that our Board of Directors authorized the repurchase of up to 1,300,000 shares of our common stock. At the discretion of management, the repurchase program can be implemented through open market or privately negotiated transaction at prevailing prices. We will determine the time and extent of repurchases based on our evaluation of market conditions and other factors. No shares were repurchased during the six months ended June 30, 2002. During 2001, we repurchased 76,000 shares at a cost of $1 per share. From July 1, 2002 through August 7, 2002, we repurchased 43,600 shares at an average cost of $3.86 per share. Therefore, since inception of this program, we have repurchased 119,600 shares at an average cost of $2.04 per share.

    Newly Adopted Accounting Pronouncements

In July 2001, Statement of Financial Accounting Standards No. 142 (“FAS 142”), Goodwill and Other Intangible Assets, was issued. This statement requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. This statement was effective on January 1, 2002. We do not have goodwill or other intangible assets with indefinite useful lives, and the adoption of this statement did not have an effect on our consolidated financial statements.

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

In August 2001, FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FAS 144 is effective for our year ended December 31, 2003. We do not expect the adoption of FAS 144 to have an effect on our consolidated financial statements.

Item 3:     Quantitative and Qualitative Disclosures About Market Risk

We believe that our exposure to market risk for changes in interest rates is not significant because our investments are limited to highly liquid instruments with maturities of three months or less. At June 30, 2002, we had approximately $12.2 million of short-term investments classified as cash and equivalents. All of our transactions with international customers and suppliers are denominated in U.S. dollars.

PART II—OTHER INFORMATION

Item 4:     Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Charles & Colvard Ltd. was held on May 20, 2002. At the meeting, the shareholders voted on the election of directors and the ratification of the selection of independent auditors. The following five nominees were each elected to the Board for a one-year term: Walter J. O’Brien, Jr., Chester L. F. Paulson, Frederick A. Russ, Robert S. Thomas, and George A. Thornton III. Additionally, the appointment of Deloitte & Touche LLP as independent auditors for the Company for the fiscal year ending December 31, 2002 was ratified. The number of votes cast for, against or withheld, as well as the number of abstentions, for each proposal are as follows:

A.    Election of Directors

Director Nominee	Votes For	Votes Withheld
Walter J. O’Brien, Jr.	10,879,683	1,965,946
Chester L. F. Paulson	12,830,954	14,675
Frederick A. Russ	10,888,347	1,957,282
Robert S. Thomas	12,445,044	400,585
George A. Thornton III	12,821,810	23,819

B.    Ratification of Appointment of Deloitte & Touche LLP as auditors for fiscal year ending December 31, 2002.

	Votes For	Votes Against	Abstentions
Ratification of Appointment of Deloitte & Touche LLP	12,823,231	10,675	11,723

Item 5:     Other Information

On July 15, 2002, Barbara L. Mooty joined the Company as Vice President, Brand Development & Industry Relations. She brings more than 25 years of jewelry industry experience to the management team of Charles & Colvard. Most recently, she was Vice President of Marketing for Kristall Classics, a Los Angeles based manufacturer of diamond jewelry and special cut Russian diamonds.

From July 1, 2002 through August 7, 2002, we repurchased 43,600 shares of our common stock through our repurchase program at an average cost of $3.86 per share.

Item 6:     Exhibits And Reports On Form 8-K

(a)  Exhibits

Exhibit No.	Description

10.53	Charles & Colvard, Ltd. Fiscal Year 2001 Executive Compensation Plan, as amended 5/20/02.+

99.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002.

+	Denotes a management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARLES & COLVARD, LTD.

By:	/s/ ROBERT S. THOMAS
Robert S. Thomas President & Chief Executive Officer (Principal Executive Officer)

Date:    August 8, 2002

By:	/s/ JAMES R. BRAUN
James R. Braun Vice President of Finance & Chief Financial Officer (Principal Accounting Officer)

Date:    August 8, 2002