Form 10-Q
period 2002-09-30
CHARLES & COLVARD LTD
filed 2002-11-12
CIK 1015155

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

As of November 5, 2002 there were 13,324,555 shares of the Registrant’s Common Stock, no par value per share, outstanding.

Charles & Colvard, Ltd.

Part I.    Financial Information

Item 1.     Financial Statements

Charles & Colvard, Ltd.
Condensed Consolidated Statements Of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net sales	$3,180,043	$2,138,435	$11,405,791	$7,501,151
Cost of goods sold	970,276	878,923	4,642,131	3,225,711

Gross profit	2,209,767	1,259,512	6,763,660	4,275,440
Operating expenses:
Marketing and sales	1,178,472	715,843	3,357,848	2,021,981
General and administrative	510,373	446,221	1,849,648	1,623,774
Other expense	—	34,463	—	128,566

Total operating expenses	1,688,845	1,196,527	5,207,496	3,774,321
Operating income	520,922	62,985	1,556,164	501,119
Interest income, net	51,382	98,235	154,137	266,319

Net income	$572,304	$161,220	$1,710,301	$767,438

Net income per share:
Basic	$0.04	$0.01	$0.13	$0.06

Diluted	$0.04	$0.01	$0.13	$0.06

Weighted-average common shares:
Basic	13,344,973	13,447,714	13,365,296	12,257,860

Diluted	13,630,395	13,459,121	13,637,681	12,265,970

See Notes to Condensed Consolidated Financial Statements.

Charles & Colvard, Ltd.
Condensed Consolidated Balance Sheets

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current Assets:
Cash and equivalents	$12,747,320	$10,236,319
Accounts receivable	2,335,158	2,803,117
Interest receivable	14,482	13,824
Inventory, net	21,551,692	21,341,071
Prepaid expenses	307,918	214,749

Total current assets	36,956,570	34,609,080
Equipment, net	409,491	342,281
Patent and license rights, net	270,137	290,569

Total assets	$37,636,198	$35,241,930

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable:
Cree, Inc.	$984,770	$405,020
Other	117,890	154,831
Accrued payroll	424,461	202,012
Accrued expenses and other liabilities	245,188	272,490
Deferred revenue	218,451	129,801

Total current liabilities	1,990,760	1,164,154

Commitments

Shareholders’ Equity:
Common stock	54,972,302	55,182,692
Additional paid-in capital—stock options	2,031,757	1,964,006
Accumulated deficit	(21,358,621)	(23,068,922)

Total shareholders’ equity	35,645,438	34,077,776

Total liabilities and shareholders’ equity	$37,636,198	$35,241,930

See Notes to Condensed Consolidated Financial Statements

Charles & Colvard, Ltd.
Condensed Consolidated Statements Of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Operating Activities:
Net income	$1,710,301	$767,438
Adjustments:
Depreciation and amortization	94,665	117,801
Stock option compensation	70,543	20,244
Loss on disposal of long-term assets	—	120,860
Change in allowance for returns	75,000	(50,000)
Change in operating assets and liabilities:
Net change in assets	88,511	808,044
Net change in liabilities	826,606	(1,441,159).

Net cash provided by operating activities	2,865,626	343,228

Investing Activities:
Purchase of equipment	(146,513)	(22,693)
Patent and license rights costs	(26,014)	(12,747)
Proceeds from sale of long term assets	31,084	70,000

Net cash (used) provided by investing activities	(141,443)	34,560

Financing Activities:
Stock options exercised	10,839	—
Purchase of common stock	(224,021)	—
Proceeds from stock rights offering, net	—	6,031,995

Net cash (used) provided by financing activities	(213,182)	6,031,995

Net change in cash and equivalents	2,511,001	6,409,783
Cash and equivalents, beginning of period	10,236,319	3,826,402

Cash and equivalents, end of period	$12,747,320	$10,236,185

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

All the Company’s activities are within a single business segment. During the three and nine months ended September 30, 2002, export sales aggregated approximately $400,000 and $1,800,000, respectively. Export sales aggregated approximately $400,000 and $1,600,000 for the three and nine months ended September 30, 2001, respectively.

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

Finished goods are shown net of a reserve for excess jewelry inventory of $235,000 and $170,000 at September 30, 2002 and December 31, 2001, respectively. Test instruments are shown net of a reserve for excess inventory of $465,000 at December 31, 2001. During the three months ended September 30, 2002, the Company completed a sale of its entire test instrument inventory.

	September 30, 2002	December 31, 2001
Moissanite:
Raw materials	$91,100	$131,525
Work-in-process	3,408,505	1,604,699
Finished goods	18,052,087	19,588,295

	21,551,692	21,324,519
Test instruments	—	16,552

Total Inventory	$21,551,692	$21,341,071

3.  Common Stock

In September 2002, the repurchase program authorized by the Board of Directors expired. The program authorized management to repurchase up to 1,300,000 shares of the Company’s common stock through open market or privately negotiated transactions. For the three months ended September 30, 2002, the Company repurchased 57,800 shares at an average price of $3.88. Since inception of the program in September 2001, there were 133,800 shares repurchased at an average price of $2.24 per share.

On October 22, 2002, the Board of Directors authorized a follow-on repurchase program for up to 1,100,000 shares of the Company’s common stock. At the discretion of management, the repurchase program can be implemented through open market or privately negotiated transactions at prices at or below prevailing prices. The Company will determine the time and extent of repurchases based on its evaluation of market conditions and other factors.

4.  Stock Based Compensation

In accordance with Accounting Principles Board Opinion No. 25 and Statement of Financial Accounting Standards (FAS) No. 123, the Company recorded compensation expense due to stock options of $8,185 and $70,543 during the three and nine months ended September 30, 2002, respectively. The Company recorded a reversal of $5,023 in compensation expense related to stock options during the three months ended September 30, 2001, and compensation expense of $20,244 for the nine months ended September 30, 2001. This compensation expense is recorded in general and administrative expense in the Statements of Operations.

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

In August 2001, FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and how the results of a discontinued operation are to be measured and presented. FAS 144 is effective for the Company’s year ended December 31, 2002 and adoption of this statement did not have an effect on its consolidated financial statements.

6.  Newly Issued Accounting Pronouncements

In August 2001, FAS No. 143, Accounting For Asset Retirement Obligations, was issued. This statement requires recording the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying value of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, it is either settled for its recorded amount or a gain or loss upon settlement is recorded. FAS 143 is effective for the Company’s year ended December 31, 2003. The Company does not have any asset retirement obligations and does not expect the adoption of FAS 143 to have an effect on its consolidated financial statements.

In April 2002, FAS No. 145, Recission of FAS Statements No. 4, 44, and 64, Amendment of FAS No. 13, and Technical Corrections, was issued. This statement is effective for the Company’s year ended December 31, 2003. This statement rescinds the requirement that all gains and losses from extinguishment of debt be classified as extraordinary items. The Company does not expect the adoption of FAS 145 to have a material effect on its consolidated financial statements.

In July 2002, FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. FAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of FAS 146 to have a material effect on its consolidated financial statements.

Item 2:   Management’s Discussion And Analysis Of Financial Condition And Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our judgment on future events. Our business is subject to business and economic risks and uncertainties that could cause our actual performance and results to differ materially from those expressed or implied by any of the forward-looking statements included herein. These risks and uncertainties include variability in our quarterly operating results, an undeveloped market for our products, limited distribution channels, our dependence on third parties and other risks described under the heading “Business Risks” in our Form 10-K for the year ended December 31, 2001, which was filed with the Securities and Exchange Commission on March 25, 2002.

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

In March 2000, we entered into distribution agreements with Stuller Settings, Inc. (Stuller) and Rio Grande, two of the largest suppliers of jewelry-related products to the jewelry industry, for the North American distribution of moissanite. We have also entered into several agreements with domestic jewelry manufacturers, including K&G Creations, which is currently our largest customer. Through these agreements with Stuller, Rio Grande and jewelry manufacturers and the brand awareness created by our marketing program, we sought to rapidly increase the introduction of moissanite into the domestic jewelry market while maintaining average selling prices. Although these new distribution and marketing strategies enabled us to achieve profitability and positive cash flow in 2001 and through the first three quarters of 2002, these strategic efforts are still in an early stage, and we have no assurance that they will be successful in the long-term.

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

In 2001, we dramatically cut marketing and sales expenses, primarily by discontinuing significant advertising and promotion expenses in favor of lower cost public relations and media editorial initiatives. Additionally, we lowered general and administrative costs through personnel reductions, and we realized significant savings by suspending all research and development efforts with Cree. Domestic sales accounted for 82% of total sales in 2001 as we concentrated on growing our domestic business. Domestic distribution of moissanite expanded in 2001 into additional retail stores, including our first retail jewelry chain. Catalog sales of moissanite jewelry expanded significantly. We demonstrated that with appropriate product mix and product positioning, home shopping channels were a viable distribution channel for jewelry featuring moissanite. Primarily as a result of these efforts, we became profitable and generated positive cash flow from operations in 2001.

During the first three quarters of 2002, we continued our focus on the domestic market, while investing limited resources in certain international markets that show the most potential. Our sales were 52% higher than sales for the same period of last year, and we are hopeful that our sales will continue to increase as the distribution of moissanite jewels expands both domestically and internationally. Although our 2002 goals are to continue achieving increases in sales and sustain profitability, we cannot be sure that either goal will be achieved.

Results Of Operations

Three Months ended September 30, 2002 compared with Three Months ended September 30, 2001.

Net sales were $3,180,043 for the three months ended September 30, 2002 compared to $2,138,435 for the three months ended September 30, 2001, an increase of $1,041,608 or 49%. Shipments of moissanite jewels increased during the three months ended September 30, 2002 to approximately 17,400 carats from 11,800 carats in the same period of 2001. Domestic carat shipments, which represented 87% of total shipments, increased by 58% and international carat shipments increased by 3%. It should be noted that a portion of the carats shipped to international customers are set in jewelry and distributed to retail markets in several countries, including the US. The average selling price per carat increased by 3% primarily due to increased sales of larger jewels which have a higher price per carat. Increased domestic sales are primarily attributable to direct marketing efforts on the television shopping channels ShopNBC and the ShopAtHome network. In addition, distribution has increased through our manufacturing partners at traditional retail stores. One of our domestic manufacturing customers, K&G Creations, accounted for approximately 48% of our sales during the three months ended September 30, 2002. K&G Creations provides moissanite jewels and jewelry to a large and diversified customer base, including television shopping channels and traditional retail stores. While we believe our current relationship with this manufacturer is good and alternate manufacturers are available to serve their customer base, a loss of this manufacturer as a customer could cause a material adverse effect on our results of operations in a particular period. International sales also increased primarily due to increased sales through television shopping channels. Specifically, moissanite jewels are now sold in the United Kingdom on Ideal World and by the infomercial company, Best Direct.

Our gross profit margin was 69.5% for the three months ended September 30, 2002 compared to 58.9% for the three months ended September 30, 2001. The increased gross margin percentage was primarily caused by improved yields of moissanite jewels from SiC crystals during the period being relieved from inventory under our first in, first out accounting policy, as well as a 3% increase in the average selling price per carat.

Marketing and sales expenses were $1,178,472 for the three months ended September 30, 2002 compared to $715,843 for the three months ended September 30, 2001, an increase of $462,629 or 65%. The increase resulted primarily from $200,000 of increased costs associated with our co-op advertising program, $180,000 of increased print media advertising, and increased costs associated with our Hong Kong subsidiary. During the third quarter of 2002, we advertised in national magazines, jewelry trade publications, and newspapers in certain markets to support sales events. Our co-op advertising program reimburses a portion of our customers’ marketing costs based on the amount of their purchases from us. We expect that marketing costs will increase during the fourth quarter of 2002 as we expand our advertising and promotion activities.

General and administrative expenses were $510,373 for the three months ended September 30, 2002 compared to $446,221 for the three months ended September 30, 2001, an increase of $64,152 or 14%. The increase resulted primarily from $80,000 of increased compensation costs, including $65,000 in additional costs associated with our executive compensation plan adopted May 20, 2002, offset by $30,000 of decreased professional fees. Although there was an increase in general and administrative expenses, as a percentage of sales, these expenses decreased from 21% to 16%.

Other expenses for the three months ended September 30, 2001 amounted to $34,463, which resulted primarily from the write-off of certain patent costs.

Net interest income was $51,382 for the three months ended September 30, 2002 compared to $98,235 for the three months ended September 30, 2001, a decrease of $46,853 or 48%. This decrease resulted from a lower interest rate earned on our cash balances, partially offset by higher average cash balances.

Nine Months ended September 30, 2002 compared with Nine Months ended September 30, 2001.

Net sales were $11,405,791 for the nine months ended September 30, 2002 compared to $7,501,151 for the nine months ended September 30, 2001, an increase of $3,904,640 or 52%. Shipments of moissanite jewels increased during the nine months ended September 30, 2002 to approximately 68,400 carats from 39,700 carats in the same period of 2001. Domestic carat shipments, which represented 84% of total shipments, increased by 84%, and international carat shipments increased by 30%. It should be noted that a portion of the carats shipped to international customers are set in jewelry and distributed to retail markets in several countries, including the US.

Average selling price per carat decreased by 10% primarily due to increased sales of smaller jewels which have a lower price per carat. Increased domestic sales are primarily attributable to direct marketing efforts on the television shopping channels ShopNBC and the ShopAtHome network. In addition, distribution has increased through our manufacturing partners at traditional retail stores. One of our domestic manufacturing customers, K&G Creations, accounted for approximately 41% of our sales during the nine months ended September 30, 2002. K&G Creations provides moissanite jewels and jewelry to a large and diversified customer base, including television shopping channels and traditional retail stores. While we believe our current relationship with this manufacturer is good and alternate manufacturers are available to serve their customer base, a loss of this manufacturer as a customer could cause a material adverse effect on our results of operations in a particular period. International sales also increased due to increased sales through television shopping channels. Specifically, moissanite jewels are now sold in the United Kingdom on Ideal World and by the infomercial company, Best Direct. International sales also increased into Hong Kong, China, and Italy.

The Company’s gross profit margin was 59.3% for the nine months ended September 30, 2002 compared to 57.0% for the nine months ended September 30, 2001. The increased gross margin percentage was primarily caused by improved yields of moissanite jewels from SiC crystals during the period being relieved from inventory under our first in, first out accounting policy, partially offset by a 10% decrease in the average selling price per carat.

Marketing and sales expenses were $3,357,848 for the nine months ended September 30, 2002 compared to $2,021,981 for the nine months ended September 30, 2001, an increase of $1,335,867 or 66%. The increase resulted primarily from $600,000 of increased print media advertising, $520,000 of increased costs associated with our co-op advertising program, and increased costs associated with our Hong Kong subsidiary. During the nine months ended September 30, 2002, we advertised in national magazines, jewelry trade publications, and newspapers in certain markets to support sales events. Our co-op advertising program reimburses a portion of our customers’ marketing costs based on the amount of their purchases from us.

General and administrative expenses were $1,849,648 for the nine months ended September 30, 2002 compared to $1,623,774 for the nine months ended September 30, 2001, an increase of $225,874 or 14%. The increase resulted primarily from $320,000 of increased compensation costs, including $245,000 in additional costs associated with our Executive Compensation Plan, and a $95,000 increase in bad debt expense, offset by $145,000 of decreased professional fees. Although there was an increase in general and administrative expenses, as a percentage of sales, these expenses decreased from 22% to 16%.

Other expenses for the nine months ended September 30, 2001 amounted to $128,566, resulting primarily from the write-off of certain patent costs and a loss on the disposition of certain other assets.

Net interest income was $154,137 for the nine months ended September 30, 2002 compared to $266,319 for the nine months ended September 30, 2001, a decrease of $112,182 or 42%. The decrease resulted from a lower interest rate earned on our cash balances, partially offset by higher average cash balances.

Liquidity And Capital Resources

At September 30, 2002, we had $12.7 million of cash and cash equivalents and $35.0 million of working capital. Cash and inventory account for over 90% of our current assets. Our principal sources of liquidity are cash on hand and cash generated by operations. During the nine months ended September 30, 2002, $2,865,626 was generated by operations. The major components of the generated cash were net income of $1,710,301, an increase in accounts payable of $542,809 and a $387,301 decrease in receivables. In addition, we used $146,513 of cash for the purchase of furniture and equipment. We believe our existing capital resources are adequate to satisfy our capital requirements for at least the next 12 months.

In August 2002, we agreed with Cree on a framework for purchases through September 2007. We are obligated to purchase a minimum quantity of usable material on a quarterly basis if Cree meets certain minimum quality levels. We expect to purchase approximately $2,100,000 of material during the fourth quarter of 2002; however, this number could be significantly lower dependant on the quality of material received. For each quarter during the period beginning January 2003 and ending September 2007, we have committed to purchase between $525,000 and $2,100,000 of raw material depending upon the quality of material received. If Cree’s material quality is consistent with that received thus far in 2002, which has been better than previous years, future purchases are expected to be at the high end of this range. If we do not meet the minimum quarterly purchase commitment, we will be obligated to pay Cree an unused capacity charge for the idle growers. This charge will not be greater than $110,000 in any given quarter.

The 4-year Development Agreement with Cree, as amended, requires us to fund a development program at Cree for $1.44 million annually through December 31, 2002. Either party may terminate the agreement if Cree does not meet the annual performance milestone or if the parties do not mutually agree on the performance milestones for the ensuing year. Our funding obligation under the Development Agreement was suspended from January 2001 through December 31, 2002, and, based on current purchase levels, is expected to be terminated in 2002.

In September 2002, the repurchase program authorized by the Board of Directors expired. The program authorized management to repurchase up to 1,300,000 shares of our common stock through open market or privately negotiated transactions. For the three months ended September 30, 2002, we repurchased 57,800 shares at an average price of $3.88. Since inception of the program in September 2001, we repurchased 133,800 shares at an average price of $2.24 per share.

On October 22, 2002, the Board of Directors authorized a follow-on repurchase program for up to 1,100,000 shares of our common stock. At the discretion of management, the repurchase program can be implemented through open market or privately negotiated transactions at prices at or below prevailing prices. We will determine the time and extent of repurchases based on our evaluation of market conditions and other factors.

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

In August 2001, FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and how the results of a discontinued operation are to be measured and presented. FAS 144 is effective for our year ended December 31, 2002 and the adoption of this statement did not have an effect on our consolidated financial statements.

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

In April 2002, FAS No. 145, Recission of FAS Statements No. 4, 44, and 64, Amendment of FAS No. 13, and Technical Corrections, was issued. This statement is effective for our year ended December 31, 2003. This statement rescinds the requirement that all gains and losses from extinguishment of debt be classified as extraordinary items. We do not expect the adoption of FAS 145 to have a material effect on our consolidated financial statements.

In July 2002, FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. FAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of FAS 146 to have a material effect on our consolidated financial statements.

Item 3:   Quantitative and Qualitative Disclosures About Market Risk

We believe that our exposure to market risk for changes in interest rates is not significant because our investments are limited to highly liquid instruments with maturities of three months or less. At September 30, 2002, we had approximately $12.4 million of short-term investments classified as cash and equivalents. All of our transactions with international customers and suppliers are denominated in U.S. dollars.

Item 4:   Controls and Procedures

(a)  Evaluation of disclosure controls and procedures

Within 90 days prior to the date of this report, the Company’s Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-14 under the Exchange Act. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures enable the Company to record, summarize and report in a timely manner the information that the Company is required to disclose in its Exchange Act reports.

(b)  Changes in internal controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to in (a) above.

Part II—Other Information

Item 5:   Other Information

On October 10, 2002, the Company announced that Dennis M. Reed has joined the company as Vice President, Sales. He brings more than 11 years of jewelry industry experience to our management team. Most recently, he was Vice President of Sales for Commemorative Brands, Inc, an Austin, TX based manufacturer and marketer of branded personalized jewelry that includes the ArtCarved, Balfour, and Keepsake brands.

In November 2002, the Army and Air Force Exchange System (AAFES) will expand testing of moissanite jewelry at 23 exchange locations. The jewelry will be manufactured by K&G Creations and is expected to be in the exchanges for the upcoming holiday season. AAFES will make a final determination concerning the permanent addition of moissanite jewelry to its product offering in early 2003.

Item 6:   Exhibits And Reports On Form 8-K

(a) Exhibits

Exhibit No.	Description

10.50	Letter Agreement dated August 5, 2002 between Cree, Inc. and Charles & Colvard, Ltd.*

10.51	Salary Continuation Agreement dated July 15, 2002 between Barbara L. Mooty and Charles & Colvard, Ltd.+

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Charles & Colvard, Ltd.

Date: November 11, 2002	/s/ Robert S. Thomas
Robert S. Thomas President & Chief Executive Officer (Principal Executive Officer)

Date: November 11, 2002	/s/ James R. Braun
James R. Braun Vice President of Finance & Chief Financial Officer (Principal Accounting Officer)

I, Robert S. Thomas, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Charles & Colvard, Ltd.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 11, 2002

/s/ Robert S. Thomas
Robert S. Thomas President & Chief Executive Officer

I, James R. Braun, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Charles & Colvard, Ltd.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 11, 2002

/s/ James R. Braun
James R. Braun Vice President of Finance & Chief Financial Officer