Form 10-Q
period 2003-03-31
CHARLES & COLVARD LTD
filed 2003-05-09
CIK 1015155

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ___________

                                    FORM 10-Q

(Mark One)
[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended March 31, 2003

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from ___________________ to _____________________

                        Commission File Number: 000-23329

                             Charles & Colvard, Ltd.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                          North Carolina                                           56-1928817
----------------------------------------------------------------    --------------------------------------
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

                                 Yes  X   No __
                                     ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule12b-2 of the Exchange Act).

                                 Yes __   No  X
                                             ---

As of April 30, 2003 there were 13,259,655 shares of the Registrant's Common Stock, no par value per share, outstanding.

                             Charles & Colvard, Ltd.
                                      Index

Part I. Financial Information

Item 1.  Financial Statements

           Condensed Consolidated Statements of Operations - Three Months Ended March 31, 2003 and 2002

           Condensed Consolidated Balance Sheets - March 31, 2003 and December 31, 2002

           Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2003 and 2002

           Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Item 4.  Controls and Procedures

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Part I. Financial Information

Item 1. Financial Statements


                             Charles & Colvard, Ltd.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                               Three Months Ended March 31,
                                              ------------------------------
                                                   2003              2002
                                              -----------        -----------
Net sales                                     $ 4,373,143        $ 4,150,146
Cost of goods sold                              1,698,441          2,038,954
                                              -----------        -----------
Gross profit                                    2,674,702          2,111,192

Operating expenses:
    Marketing and sales                         1,152,012          1,053,646
    General and administrative                    602,357            607,212
    Research and development                        1,750                ---
                                              -----------        -----------
Total operating expenses                        1,756,119          1,660,858
                                              -----------        -----------

Operating income                                  918,583            450,334

Interest income, net                               34,920             49,876
                                              -----------        -----------

Income before taxes                               953,503            500,210

Income tax expense                                421,052                ---
                                              -----------        -----------

Net income                                    $   532,451        $   500,210
                                              ===========        ===========

                                              $      0.04        $      0.04
                                              ===========        ===========

Weighted-average common shares:
   Basic                                       13,302,867         13,373,747
                                              ===========        ===========
   Diluted                                     13,648,222         13,561,828
                                              ===========        ===========


See Notes to Condensed Consolidated Financial Statements.

                             Charles & Colvard, Ltd.
                      Condensed Consolidated Balance Sheets

                                                                      March 31, 2003    December 31, 2002
                                                                      --------------    -----------------
                                                                        (Unaudited)
Assets
Current Assets:
    Cash and equivalents                                               $ 12,098,933       $ 13,282,245
    Accounts receivable                                                   2,878,864          2,195,952
    Interest receivable                                                       9,632             11,926
    Inventories (Note 2)                                                 23,270,378         22,365,325
    Prepaid expenses                                                        336,605            327,179
    Deferred income taxes                                                   250,601            250,601
                                                                       ------------       ------------

    Total current assets                                                 38,845,013         38,433,228

Long Term Assets:
    Equipment, net                                                          516,025            449,947
    Patent and license rights, net                                          267,987            272,291
    Deferred income taxes                                                 6,372,244          6,793,296
                                                                       ------------       ------------

    Total long term assets                                                7,156,256          7,515,534
                                                                       ------------       ------------

    Total assets                                                       $ 46,001,269       $ 45,948,762
                                                                       ============       ============

Liabilities and Shareholders' Equity
Current Liabilities:
    Accounts payable:
        Cree, Inc.                                                     $  1,100,038       $    780,029
        Other                                                               265,166            122,931
    Accrued payroll                                                         175,230            723,467
    Accrued expenses and other liabilities                                  380,147            387,417
    Deferred revenue                                                        150,499            183,367
                                                                       ------------       ------------

    Total current liabilities                                             2,071,080          2,197,211

Commitments (Note 4)

Shareholders' Equity:
    Common stock (Note 3)                                                54,618,724         54,972,302
    Additional paid-in capital - stock options                            2,439,499          2,439,734
    Accumulated deficit                                                 (13,128,034)       (13,660,485)
                                                                       ------------       ------------

    Total shareholders' equity                                           43,930,189         43,751,551
                                                                       ------------       ------------

    Total liabilities and shareholders' equity                         $ 46,001,269       $ 45,948,762
                                                                       ============       ============


See Notes to Condensed Consolidated Financial Statements

                             Charles & Colvard, Ltd.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                  Three Months Ended March 31,
                                                                 ------------------------------
                                                                    2003                2002
                                                                 -----------        -----------
Operating Activities:
Net income                                                       $   532,451        $   500,210
Adjustments:
  Depreciation and amortization                                       36,606             32,222
  Stock option compensation                                            5,936             32,419
  Deferred income taxes                                              421,052                ---
  Change in operating assets and liabilities:
     Net change in assets                                         (1,595,097)         1,208,789
     Net change in liabilities                                      (126,131)           299,463
                                                                 -----------        -----------
       Net cash provided by (used in) operating activities          (725,183)         2,073,103

Investing Activities:
Capital expenditures                                                 (98,380)           (14,099)
                                                                 -----------        -----------
       Net cash used in investing activities                         (98,380)           (14,099)

Financing Activities:
Stock options exercised                                               27,555              5,515
Purchase of common stock                                            (387,304)               ---
                                                                 -----------        -----------
       Net cash provided by (used in) financing activities          (359,749)             5,515
                                                                 -----------        -----------

Net change in cash and equivalents                                (1,183,312)         2,064,519

Cash and equivalents, beginning of period                         13,282,245         10,236,319
                                                                 -----------        -----------
Cash and equivalents, end of period                              $12,098,933        $12,300,838
                                                                 ===========        ===========


See Notes to Condensed Consolidated Financial Statements.

                             Charles & Colvard, Ltd.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.  Basis Of Presentation

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all normal recurring adjustments which are necessary for the fair presentation of the results of the interim periods presented. Interim results are not necessarily indicative of results for the year. Certain reclassifications have been made to prior year's financial statements to conform to the classifications used in fiscal 2003. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2002, as set forth in the Company's Form 10-K, filed with the Securities and Exchange Commission on March 26, 2003.

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

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary in Hong Kong, Charles & Colvard (HK) Ltd. All inter-company accounts have been eliminated.

All the Company's activities are within a single business segment. Export sales aggregated approximately $500,000 and $800,000 for the three months ended March 31, 2003 and 2002, respectively.

2.  Inventories

Inventories are stated at the lower of cost or market determined on a first in, first out basis. Based on current estimates and assumptions, the Company believes that a substantial amount of inventories will be sold or consumed during its operating cycle. A significant amount of inventory must be maintained at all times to be prepared to react to possible customer demand for large purchases and for a variety of jewel styles.

The Company currently sells one grade of jewel. The grade is classified as "very good" and consists of near colorless jewels that meet certain standards. Only "very good" jewels are valued in inventory. There is a substantial amount of jewels, including colored jewels, that have not met the quality standards and are not valued in inventory. As market conditions change, including the influences of customer demand, there may be a market for a portion of this unvalued inventory that management may pursue in the future.

Finished goods are shown net of a reserve for excess jewelry inventory of $190,000 and $230,000 at March 31, 2003 and December 31, 2002, respectively. In addition, finished goods are shown net of a lower of cost or market reserve of $400,000 at March 31, 2003 and December 31, 2002. This reserve was established to allow for the carat weight loss associated with the re-cutting of a portion of the finished goods inventory. There are certain shapes and sizes of jewels in inventory that will be re-cut to achieve higher quality standards. These jewels can be re-cut into shapes and sizes that have a higher demand without the purchase of additional raw material.

                                               March 31,       December 31,
                                              -----------     --------------
                                                  2003             2002
                                              -----------     --------------
Raw materials                                 $   377,858      $   217,815
Work-in-process                                 4,815,979        4,625,425
Finished goods                                 18,076,541       17,522,085
                                              -----------      -----------
Total Inventory                               $23,270,378      $22,365,325
                                              ===========      ===========

3.  Common Stock

In October 2002, the Board of Directors authorized a follow-on repurchase program for up to 1,100,000 shares of the Company's common stock. At the discretion of management, the repurchase program can be implemented through open market or privately negotiated transactions at prices at or below prevailing prices. The Company will determine the time and extent of repurchases based on its evaluation of market conditions and other factors. During the three months ended March 31, 2003, the Company repurchased 80,300 shares of common stock at an average cost of $4.82 per share. Of this amount 50,000 shares were purchased from an affiliate of Chester L. F. Paulson, a director of the Company, at a purchase price of $4.80 per share.

4.  Commitments

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

The future minimum lease payments of the Company, including its Hong Kong subsidiary, are as follows: $188,000 in 2003, $129,000 in 2004, and $9,000 in
2005, totaling $326,000. Rental expense incurred for operating leases and leases whose terms are less than one year in duration for the three months ended March 31, 2003 and 2002 was $45,000 and $51,000, respectively.

Purchase Commitment
On June 6, 1997, the Company entered into an Amended and Restated Exclusive Supply Agreement ("Exclusive Supply Agreement") with Cree. The Exclusive Supply Agreement has an initial term of ten years which may be extended for an additional ten years by either party if the Company orders in any 36-month period SiC crystals with an aggregate purchase price in excess of $1 million. The Company has met this order threshold and expects to extend the term of the Exclusive Supply Agreement. In connection with the Exclusive Supply Agreement, the Company has committed to purchase a minimum of 50% (by dollar volume) of its requirements for SiC crystals from Cree. If the Company's orders require Cree to expand beyond specified production levels, the Company must commit to purchase certain minimum quantities. In August 2002, we agreed with Cree on a framework for purchases through September 2007. The Company is obligated to purchase a minimum quantity of usable material on a quarterly basis if Cree meets certain minimum quality levels. For each quarter during the period beginning April 2003 and ending September 2007, the Company has committed to purchase between $504,000 and $2,016,000 of raw material depending upon the quality of material received. If Cree's material quality is consistent with that received in 2002 and thus far in 2003, which has been better than the quality produced in previous years, future purchases are expected to be at the high end of this range. If the Company does not meet the minimum quarterly purchase commitment, the Company will be obligated to pay Cree an unused capacity charge for the idle growers. This charge will not be greater than $110,000 in any given quarter. During the three months ended March 31, 2003, we purchased $2.1 million of raw material from Cree.

5.  Stock Based Compensation

The Company measures compensation costs related to employee incentive stock options using the intrinsic value of the equity instrument granted (i.e., the excess of the market price of the stock to be issued over the exercise price of the equity instrument at the date of grant) rather than the fair value of the equity instrument.

In accordance with Accounting Principles Board (APB) Opinion No. 25, and the provision of Statement of Financial Accounting Standards (FAS) No. 123 as applicable to consultants, the Company recorded compensation expense of approximately $6,000 and $32,000 during the three months ended March 31, 2003 and 2002, respectively. This compensation expense is recorded as part of general and administrative expenses in the Statements of Operations. Had compensation expense for all stock options been determined consistent with FAS 123, rather than APB 25, the

Company's net income and net income per share for the three months ended March 31, 2003 and 2002 would have been recorded at the pro forma amounts indicated below:

                                                 Three Months Ended March 31,
                                                ------------------------------
                                                     2003            2002
                                                --------------  --------------
Net income, as reported                          $    532,451    $    500,210
Pro forma net income                                  207,801         280,136
Basic and diluted net income per share:
   As reported                                   $       0.04    $       0.04
   Pro forma                                             0.02            0.02

6.  Newly Adopted Accounting Pronouncements

In August 2001, FAS No. 143, Accounting For Asset Retirement Obligations, was issued. This statement requires recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying value of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, it is either settled for its recorded amount or a gain or loss upon settlement is recorded. FAS 143 is effective for the Company's year ended December 31, 2003. The Company does not have any asset retirement obligations and the adoption of this statement did not have an effect on the Company's consolidated financial statements.

In April 2002, FAS No. 145, Recission of FAS Statements No. 4, 44, and 64, Amendment of FAS No. 13, and Technical Corrections, was issued. This statement is effective for our year ended December 31, 2003. This statement rescinds the requirement that all gains and losses from extinguishment of debt be classified as extraordinary items. The adoption of FAS 145 did not have a material effect on the Company's consolidated financial statements.

In July 2002, FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. FAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of FAS 146 did not have a material effect on the Company's consolidated financial statements.

In January 2003, FAS Interpretation No. 46, Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51, was issued. This interpretation provides guidance related to identifying variable interest entities (previously known as special purpose entities or SPEs) and determining whether such entities should be consolidated. This interpretation must be applied immediately to variable interest entities created or obtained after January 31, 2003. The Company does not have any variable interest entities and the adoption of this interpretation had no effect on the Company's consolidated financial statements.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our judgment on future events. Our business is subject to business and economic risks and uncertainties that could cause our actual performance and results to differ materially from those expressed or implied by any of the forward-looking statements included herein. These risks and uncertainties include but are not limited to the Company's ability to manage growth effectively, dependence on Cree Inc. for SiC crystals, dependence on a limited number of distributors such as K&G Creations and Stuller Settings, Inc., limited operating history and dependence on continued growth and consumer acceptance of the Company's products, in addition to the other risks and uncertainties described under the heading "Business Risks" in our Form 10-K for the year ended December 31, 2002, which was filed with the Securities and Exchange Commission on March 26, 2003, and other filings with the Securities and Exchange Commission.

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

From our inception in June 1995 through June 30, 1998, we were a development stage enterprise, devoting our resources to fund research and development of colorless, scientifically-made moissanite jewels. We began shipping moissanite to domestic retail jewelers and international distributors during the second quarter of 1998. During the second quarter of 2000, we changed our domestic distribution model to sell through jewel distributors and jewelry manufacturers rather than direct to retail stores.

In March 2000, we entered into distribution agreements with Stuller Settings, Inc. (Stuller) and Rio Grande, two of the largest suppliers of jewelry-related products to the jewelry industry, for the North American distribution of moissanite. We have also entered into several agreements with domestic jewelry manufacturers, including K&G Creations, which is currently our largest customer. Through these agreements with Stuller, Rio Grande and jewelry manufacturers and the brand awareness created by our marketing program, we sought to rapidly increase the introduction of moissanite into the domestic jewelry market while maintaining average selling prices. Although these new distribution and marketing strategies enabled us to achieve profitability and positive cash flow in 2001 and 2002, these strategic efforts are still in an early stage, and we have no assurance that they will be successful in the long-term.

In October 2000, we established a wholly-owned subsidiary in Hong Kong, Charles & Colvard (HK) Ltd., for the purpose of gaining better access to the important Far Eastern markets. The importance of having a presence in this market is twofold; Hong Kong is the headquarters city for a very large number of jewelry manufacturing companies with sales and distribution worldwide, and Hong Kong is the gateway to the markets of Mainland China.

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

During 2002, we continued our focus on the domestic market, while investing limited resources in certain international markets that show the most potential. Our sales were 44% higher than sales in 2001 with sustained profitability. As described below, sales increased 5% in the first quarter of 2003 over the first quarter of 2002, and we remained profitable during the quarter. Although our goals for the remainder of 2003 are to continue achieving increases in sales and to sustain profitability, we cannot be sure that our goals will be achieved. Our results of operations in a particular reporting period could be impacted by our planned increased advertising and promotional expenditures relative to the timing of the related revenue we generate.

Results of Operations

Three Months ended March 31, 2003 compared with Three Months ended March 31,
2002.

Net sales were $4,373,143 for the three months ended March 31, 2003 compared to $4,150,146 for the three months ended March 31, 2002, an increase of $222,997 or 5%. Although shipments of moissanite jewels decreased to approximately 25,100 carats from 25,700 carats in the same period of 2002, sales increased due to a 9% increase in the average selling price per carat. Domestic carat shipments, which represented 87% of total shipments, increased by 5%, and international carat shipments decreased by 34%. The average selling price per carat increased primarily due to increased sales of larger jewels which have a higher price per carat. Increased domestic sales are primarily attributable to expanded distribution of moissanite jewels through retail stores, including the Army Air Force Exchange System (AAFES), Landau, and Morgan Management, as well as television shopping channels. One of our domestic manufacturing customers, K&G Creations, accounted for 46% of our sales during the first quarter of 2003. K&G Creations provides moissanite jewels and jewelry to a large and diversified customer base, including television shopping channels and traditional retail stores. While we believe our current relationship with this manufacturer is good, and alternate manufacturers are available to serve its customer base, a loss of this manufacturer as a customer could cause a material adverse effect on our results of operations in a particular period. International sales decreased due to lower sales into Italy and the United Kingdom. We believe that the rate of growth of our domestic and international sales was adversely impacted by weak sales within the jewelry industry generally under current economic conditions.

Our gross profit margin was 61.2% for the three months ended March 31, 2003 compared to 50.9% for the three months ended March 31, 2002. The increased gross margin percentage was primarily caused by a 9% improvement in the average selling price per carat, as well as improved yields of moissanite jewels from SiC crystals during the period being relieved from inventory under our first in, first out accounting policy. Future gross margins will vary depending on our average selling price per carat and the inventory being relieved from inventory.

Marketing and sales expenses were $1,152,012 for the three months ended March 31, 2003 compared to $1,053,646 for the three months ended March 31, 2002, an increase of $98,366 or 9%. The increase resulted primarily from $125,000 of production costs for our new print advertising campaign, increased compensation costs (including the salaries of two new sales and marketing executives) and increased costs associated with our Hong Kong subsidiary, partially offset by a $195,000 reduction in print advertising placement costs. Our new print advertising campaign will begin in the second quarter of 2003 with $330,000 of advertisements in the fashion magazines InStyle, Elle, Vanity Fair and Vogue. As a percentage of sales, marketing and sales expenses increased to 26% from 25% in the same period of 2002.

General and administrative expenses were $602,357 for the three months ended March 31, 2003 compared to $607,212 for the three months ended March 31, 2002, a decrease of $4,855 or 1%. Decreased compensation costs of $65,000 were partially offset by $50,000 of increased professional fees. The decreased compensation costs are primarily attributable to costs recorded in 2002 for the Executive Compensation Plan. This plan is effective for 2003, however, no costs were recorded as the Company did not meet its first quarter internal sales and profit goals.

Research and development expenses were $1,750 for the three months ended March 31, 2003 and there were no expenses for the three months ended March 31, 2002. We suspended development efforts with Cree effective January 1, 2001 and terminated our Development Agreement with Cree effective December 31, 2002. During 2003, we will expend minimal resources on research and development as we maintain our focus on increasing sales and profitability.

Net interest income was $34,920 for the three months ended March 31, 2003 compared to $49,876 for the three months ended March 31, 2002, a decrease of $14,956 or 30%. This decrease resulted from a lower interest rate earned on our cash balances.

Income tax expense was $421,052 for the three months ended March 31, 2003. Income tax expense was not recorded during the three months ended March 31, 2002 as our deferred tax assets were fully reserved due to uncertainty of whether we would generate sufficient taxable income to realize the benefit of those deferred tax assets. As a result of sustained profitability in 2001 and 2002, we recorded a one-time $6.7 million non-operating and non-cash addition to earnings in the fourth quarter of 2002 to reflect the expected future tax benefits from our deferred tax assets (primarily our net operating loss carryforwards). Recognition of this asset will result in the recording of income tax expense in all future profitable periods. However, U.S. Federal tax payments will only resume once the tax net operating loss carryforwards ($16.0 million at December 31, 2002) have been completely utilized or if alternative minimum taxes are applicable. Pro Forma amounts are shown below so as to compare net income as if we had recorded U.S. income tax expense during 2002 utilizing an effective tax rate of 38% of U.S. taxable income. Management believes that this pro forma information is useful to investors in comparing results of operations on a U.S. tax equivalent basis.

                                                    Three months ended March 31,
                                                    ----------------------------
                                                        2003            2002
                                                    -----------      -----------
Net Sales                                           $ 4,373,143      $ 4,150,146
Operating Income                                        918,583          450,334
Reported after tax net income                           532,451          500,210
Reported after tax net income per diluted share            0.04             0.04
Net Income (Pro Forma for 2002)                         532,451          270,907
Net Income per diluted share (Pro Forma for 2002)          0.04             0.02

A reconciliation of pro forma net income and net income as reported is shown below.

                                                    Three months ended March 31,
                                                    ----------------------------
                                                        2003            2002
                                                    ------------    ------------
As reported:
  Income before income tax expense                   $  953,503      $  500,210
  Income tax expense                                    421,052               -
                                                     ----------      ----------
  Net Income                                         $  532,451      $  500,210
                                                     ==========      ==========
Pro Forma:
  Income before income tax expense                   $  953,503      $  500,210
  Income tax expense (38% of U.S. taxable income)       421,052         229,303
                                                     ----------      ----------
  Net Income                                         $  532,451      $  270,907
                                                     ==========      ==========

Liquidity And Capital Resources

At March 31, 2003, we had $12.1 million of cash and cash equivalents and $36.8 million of working capital. Cash and inventory account for over 90% of our current assets. Our principal sources of liquidity are cash on hand and cash generated by operations. During the three months ended March 31, 2003, we used $725,183 of cash to fund operations. The major components of the cash used were a $905,053 increase in inventory and an increase in receivables of $680,618, offset by net income of $532,451 and an increase in payables of $462,244. In addition, we used $98,380 of cash for capital expenditures. The increase in inventories was primarily due to the $2.1 million in raw material purchases during the quarter as described below. The increase in receivables and payables was due to the timing of cash receipts and disbursements in relation to our quarter end. We believe our existing capital resources are adequate to satisfy our capital requirements for at least the next 12 months.

In October 2002, our Board of Directors authorized a follow-on repurchase program for up to 1,100,000 shares of the Company's common stock. At the discretion of management, the repurchase program can be implemented through open market or privately negotiated transactions at prices at or below prevailing prices. The Company will determine the time and extent of repurchases based on its evaluation of market conditions and other factors. During the 1st quarter of 2003, we repurchased 80,300 shares of common stock at an average cost of $4.82 per share.

Of this amount, 50,000 shares were repurchased from an affiliate of Chester L.F. Paulson, a director of the Company, at a purchase price of $4.80 per share.

In August 2002, we agreed with Cree on a framework for purchases through September 2007. We are obligated to purchase a minimum quantity of usable material on a quarterly basis if Cree meets certain minimum quality levels. For each quarter during the period beginning April 2003 and ending September 2007, we have committed to purchase between $504,000 and $2,016,000 of raw material depending upon the quality of material received. If Cree's material quality is consistent with that received in 2002 and thus far in 2003, which was better than the quality produced in previous years, future purchases are expected to be at the high end of this range. If we do not meet the minimum quarterly purchase commitment, we will be obligated to pay Cree an unused capacity charge for the idle growers. This charge will not be greater than $110,000 in any given quarter. During the three months ended March 31, 2003, we purchased $2.1 million of raw material from Cree.

Newly Adopted Accounting Pronouncements

In August 2001, Statement of Financial Accounting Standards (FAS) No. 143, Accounting for Asset Retirement Obligations, was issued. This statement requires recording the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying value of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, it is either settled for its recorded amount or a gain or loss upon settlement is recorded. FAS 143 is effective for our year ended December 31, 2003. We do not have any asset retirement obligations and the adoption of this statement did not have an effect on our consolidated financial statements.

In April 2002, FAS No. 145, Recission of FAS Statements No. 4, 44, and 64, Amendment of FAS No. 13, and Technical Corrections, was issued. This statement is effective for our year ended December 31, 2003. This statement rescinds the requirement that all gains and losses from extinguishment of debt be classified as extraordinary items. The adoption of FAS 145 did not have a material effect on our consolidated financial statements.

In July 2002, FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. FAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of FAS 146 did not have a material effect on our consolidated financial statements.

In January 2003, FAS Interpretation No. 46, Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51, was issued. This interpretation provides guidance related to identifying variable interest entities (previously known as special purpose entities or SPEs) and determining whether such entities should be consolidated. This interpretation must be applied immediately to variable interest entities created or obtained after January 31, 2003. We do not have any variable interest entities and the adoption of this interpretation had no effect on our consolidated financial statements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We believe that our exposure to market risk for changes in interest rates is not significant because our investments are limited to highly liquid instruments with maturities of three months or less. At March 31, 2003, we had approximately $11.6 million of short-term investments classified as cash and equivalents. All of our transactions with international customers and suppliers are denominated in U.S. dollars.

Item 4:  Controls and Procedures

(a)  Evaluation of disclosure controls and procedures

Within 90 days prior to the date of this report, the Company's Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures in accordance with Rule

13a-14 under the Exchange Act. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures enable the Company to record, summarize and report in a timely manner the information that the Company is required to disclose in its Exchange Act reports.

(b)  Changes in internal controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to in (a) above.

Part II - Other Information

Item 6:  Exhibits and Reports on Form 8-K

(a)  Exhibits


Exhibit No.                Description

99.1    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.

99.2    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

During the quarter ended March 31, 2003, the Company filed the following report on Form 8-K:

     On April 16, 2003, a Form 8-K was furnished under Item 9 to report, pursuant to Item 12, the Company's financial results for the first quarter of 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Charles & Colvard, Ltd.

Date: May 8, 2003                  /s/ Robert S. Thomas
                                   --------------------
                                   Robert S. Thomas
                                   President & Chief Executive Officer
                                   (Principal Executive Officer)

Date: May 7, 2003                  /s/ James R. Braun
                                   ------------------
                                   James R. Braun
                                   Vice President of Finance & Chief Financial
                                   Officer (Principal Accounting Officer)

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 8, 2003


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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 7, 2003

/s/ James R. Braun
------------------
James R. Braun
Vice President of Finance & Chief Financial Officer