Form 10-Q
period 2003-06-30
CHARLES & COLVARD LTD
filed 2003-08-11
CIK 1015155

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of July 31, 2003 there were 13,177,921 shares of the Registrant’s Common Stock, no par value per share, outstanding.

Charles & Colvard, Ltd.

Part I. Financial Information

Item 1. Financial Statements

Charles & Colvard, Ltd.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net sales	$4,311,706	$4,075,602	$8,684,849	$8,225,748
Cost of goods sold	1,392,576	1,632,901	3,091,017	3,671,855

Gross profit	2,919,130	2,442,701	5,593,832	4,553,893

Operating expenses:
Marketing and sales	1,440,832	1,125,730	2,592,844	2,179,376
General and administrative	583,844	732,063	1,186,201	1,339,275
Research and development	5,842	—	7,592	—

Total operating expenses	2,030,518	1,857,793	3,786,637	3,518,651

Operating income	888,612	584,908	1,807,195	1,035,242
Interest income, net	28,989	52,879	63,909	102,755

Income before taxes	917,601	637,787	1,871,104	1,137,997
Income tax expense	415,370	—	836,422	—

Net income	$502,231	$637,787	$1,034,682	$1,137,997

Net income per share:
Basic	$0.04	$0.05	$0.08	$0.09

Diluted	$0.04	$0.05	$0.08	$0.08

Weighted-average common shares:
Basic	13,219,530	13,377,484	13,260,836	13,375,626

Diluted	13,521,463	13,707,458	13,584,854	13,641,479

See Notes to Condensed Consolidated Financial Statements.

Charles & Colvard, Ltd.

Condensed Consolidated Balance Sheets

	June 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current Assets:
Cash and equivalents	$12,354,223	$13,282,245
Accounts receivable	2,165,735	2,195,952
Interest receivable	8,170	11,926
Inventories (Note 2)	23,919,123	22,365,325
Prepaid expenses	337,956	327,179
Deferred income taxes	250,601	250,601

Total current assets	39,035,808	38,433,228

Long Term Assets:
Equipment, net	492,928	449,947
Patent and license rights, net	273,501	272,291
Deferred income taxes	6,000,874	6,793,296

Total long term assets	6,767,303	7,515,534

Total assets	$45,803,111	$45,948,762

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable:
Cree, Inc.	$836,665	$780,029
Other	201,045	122,931
Accrued payroll	179,869	723,467
Accrued expenses and other liabilities	252,621	387,417
Deferred revenue	253,793	183,367

Total current liabilities	1,723,993	2,197,211

Commitments and contingencies (Note 4)

Shareholders’ Equity:
Common stock (Note 3)	54,258,882	54,972,302
Additional paid-in capital—stock options	2,446,039	2,439,734
Accumulated deficit	(12,625,803)	(13,660,485)

Total shareholders’ equity	44,079,118	43,751,551

Total liabilities and shareholders’ equity	$45,803,111	$45,948,762

See Notes to Condensed Consolidated Financial Statements

Charles & Colvard, Ltd.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2003	2002
Operating Activities:
Net income	$1,034,682	$1,137,997
Adjustments:
Depreciation and amortization	77,652	63,537
Stock option compensation	12,476	62,358
Deferred income taxes	792,422	—
Change in operating assets and liabilities:
Net change in assets	(1,530,602)	963,396
Net change in liabilities	(473,218)	201,796

Net cash provided by (used in) operating activities	(86,588)	2,429,084

Investing Activities:
Capital expenditures	(121,843)	(128,793)

Net cash used in investing activities	(121,843)	(128,793)

Financing Activities:
Stock options exercised	28,412	6,160
Purchase of common stock	(748,003)	—

Net cash provided by (used in) financing activities	(719,591)	6,160

Net change in cash and equivalents	(928,022)	2,306,451

Cash and equivalents, beginning of period	13,282,245	10,236,319

Cash and equivalents, end of period	$12,354,223	$12,542,770

See Notes to Condensed Consolidated Financial Statements.

Charles & Colvard, Ltd.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis Of Presentation

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all normal recurring adjustments which are necessary for the fair presentation of the results of the interim periods presented. Interim results are not necessarily indicative of results for the year. Certain reclassifications have been made to prior year’s financial statements to conform to the classifications used in fiscal 2003. These financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2002, as set forth in the Company’s Form 10-K, filed with the Securities and Exchange Commission on March 26, 2003.

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

All the Company’s activities are within a single business segment. During the three and six months ended June 30, 2003, export sales aggregated approximately $600,000 and $1,100,000, respectively. Export sales aggregated approximately $600,000 and $1,400,000 for the three and six months ended June 30, 2002, respectively.

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

Finished goods are shown net of a reserve for excess jewelry inventory of $190,000 and $230,000 at June 30, 2003 and December 31, 2002, respectively. In addition, finished goods are shown net of a lower of cost or market reserve of $400,000 at June 30, 2003 and December 31, 2002. This reserve was established to allow for the carat weight loss associated with the re-cutting of a portion of the finished goods inventory. There are certain shapes and sizes of jewels in inventory that will be re-cut to achieve higher quality standards. These jewels can be re-cut into shapes and sizes that have a higher demand without the purchase of additional raw material.

	June 30,	December 31,
	2003	2002
Raw materials	$408,443	$217,815
Work-in-process	4,934,676	4,625,425
Finished goods	18,576,004	17,522,085

Total Inventory	$23,919,123	$22,365,325

3. Common Stock

In October 2002, the Board of Directors authorized a follow-on repurchase program for up to 1,100,000 shares of the Company’s common stock. At the discretion of management, the repurchase program can be implemented through open market or privately negotiated transactions at prices at or below prevailing prices. The Company will determine the time and extent of repurchases based on its evaluation of market conditions and other factors. During the three months ended June 30, 2003, the Company repurchased 83,000 shares of common stock at an average cost of $4.35 per share. Of this amount, 50,000 shares were purchased from an affiliate of Chester L. F. Paulson, at a purchase price of $4.35 per share. During the six months ended June 30, 2003, the Company repurchased 163,300 shares of common stock at an average cost of $4.58 per share. Of this amount, 100,000 shares were purchased from an affiliate of Chester L. F. Paulson at an average purchase price of $4.58 per share. Chester L.F. Paulson was a director of the Company from May 2001 through May 2003. He is no longer a director of the company.

4. Commitments and Contingencies

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

The future minimum lease payments of the Company, including its Hong Kong subsidiary, are as follows: $95,000 for the remainder of 2003, $130,000 in 2004, and $9,000 in 2005, totaling $234,000. Rental expense incurred for operating leases and leases whose terms are less than one year in duration for the three and six months ended June 30, 2003 was $53,000 and $107,000, respectively. For the three and six months ended June 30, 2002, such expense was $57,000 and $107,000, respectively.

Purchase Commitment

On June 6, 1997, the Company entered into an Amended and Restated Exclusive Supply Agreement (“Exclusive Supply Agreement”) with Cree. The Exclusive Supply Agreement has an initial term of ten years which may be extended for an additional ten years by either party if the Company orders in any 36-month period SiC crystals with an aggregate purchase price in excess of $1 million. The Company has met this order threshold and expects to extend the term of the Exclusive Supply Agreement. In connection with the Exclusive Supply Agreement, the Company has committed to purchase a minimum of 50% (by dollar volume) of its requirements for SiC crystals from Cree. If the Company’s orders require Cree to expand beyond specified production levels, the Company must commit to purchase certain minimum quantities. In August 2002, we agreed with Cree on a framework for purchases through September 2007. The Company is obligated to purchase a minimum quantity of usable material on a quarterly basis if Cree meets certain minimum quality levels. For each quarter through September 2007, the Company has committed to purchase between $504,000 and $2,016,000 of raw material depending upon the quality of material received. If Cree’s material quality is consistent with that received in 2002 and thus far in 2003, which has been better than the quality produced in previous years, future purchases are expected to be at the high end of this range. If the Company does not meet the minimum quarterly purchase commitment, the Company will be obligated to pay Cree an unused capacity charge for the idle crystal growers. This charge will not be greater than $110,000 in any given quarter. During the three and six months ended June 30, 2003, we purchased $1.4 million and $3.5 million of raw material from Cree, respectively.

Contingencies

C. Eric Hunter, one of the founders of the Company, and his wife, Jocelyn Hunter, filed suit against the Company and Jeff Hunter, the Company’s former CEO and Eric Hunter’s brother, on June 17, 2003 in the U.S. District Court for the Middle District of North Carolina. The plaintiffs allege fraud and other actionable conduct in violation of the Securities Act of 1933 as well as other unspecified federal laws and regulations, breach of contract, breach of fiduciary duty (with respect to defendant Jeff Hunter) and unfair and deceptive trade practices. In particular, among other claims, the plaintiffs allege that Jeff Hunter, acting as CEO of the Company, along with Neal Hunter, Chairman of Cree, Inc., entered into a “side agreement” between the Company and Cree, Inc. whereby the Company was compelled to take unlimited amounts of moissanite (also known as silicon carbide (SiC) crystals) from Cree, Inc., in an effort to artificially augment the operating income of Cree, Inc., and that the Company did not properly disclose the existence of such agreement. Plaintiff Eric Hunter also alleges that he is entitled to receive royalty payments under a license agreement between him and the Company concerning certain patents used in the manufacture of SiC crystals, and that the Company has failed to make such payments in breach of the agreement. The plaintiffs further allege that defendant Jeff Hunter has breached the fiduciary duty owed to the shareholders of the Company. Finally, the plaintiffs allege that each of the foregoing transactions were unfair business acts in or affecting commerce, in violation of N.C. Gen. Stat. Section 75-1.1. The plaintiffs seek personally to recover damages of $10 million (with interest) from the defendants for the securities fraud and related claims, an amount from the defendants to be proven at trial (with interest) for the breach of contract claim, $10 million along with unspecified punitive damages from defendant Jeff Hunter for the alleged breach of fiduciary duty and other misconduct, and $10 million along with treble damages from defendants for the alleged unfair and deceptive trade practices, as well as costs and expenses related to the litigation including reasonable attorneys’ fees.

The Company’s position in the litigation is that it has properly disclosed all agreements it has with Cree, Inc. and has conducted its business properly. Since many of the allegations against the Company are vague and the suit is in an early stage, it is premature to speculate on the duration or the costs of the litigation. While the Company will seek to minimize the inevitable costs and distractions that occur from being involved in any litigation, the Company will vigorously defend this suit.

The plaintiffs have also filed a separate lawsuit naming Cree, Inc. and Neal Hunter as defendants, in the same court.

5. Stock Based Compensation

The Company measures compensation costs related to employee incentive stock options using the intrinsic value of the equity instrument granted (i.e., the excess of the market price of the stock to be issued over the exercise price of the equity instrument at the date of grant) rather than the fair value of the equity instrument.

In accordance with Accounting Principles Board (APB) Opinion No. 25, and the provision of Statement of Financial Accounting Standards (FAS) No. 123 as applicable to consultants, the Company recorded compensation expense of approximately $7,000 and $12,000 during the three and six months ended June 30, 2003, respectively. Compensation expense related to stock options for the three and six months ended June 30, 2002 was approximately $30,000 and $62,000, respectively. This compensation expense is recorded as part of general and administrative expenses in the Statements of Operations. Had compensation expense for all stock options been determined consistent with FAS 123, rather than APB 25, the Company’s net income and net income per share for the three and six months ended June 30, 2003 and 2002 would have been recorded at the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income, as reported	$502,231	$637,787	$1,034,682	$1,137,997
Pro forma net income	$445,127	$601,403	$652,928	$881,538
Basic and diluted net income per share:
As reported	$0.04	$0.05	$0.08	$0.09
Pro forma	$0.03	$0.04	$0.05	$0.07
Diluted net income per share:
As reported	$0.04	$0.05	$0.08	$0.08
Pro forma	$0.03	$0.04	$0.05	$0.06

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

FAS 143 is effective for the Company’s year ended December 31, 2003. The Company does not have any asset retirement obligations and the adoption of this statement did not have an effect on the Company’s unaudited condensed consolidated financial statements.

In April 2002, FAS No. 145, Recission of FAS Statements No. 4, 44, and 64, Amendment of FAS No. 13, and Technical Corrections, was issued. This statement is effective for our year ended December 31, 2003. This statement rescinds the requirement that all gains and losses from extinguishment of debt be classified as extraordinary items. The adoption of FAS 145 did not have a material effect on the Company’s unaudited condensed consolidated financial statements.

In July 2002, FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. FAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of FAS 146 did not have a material effect on the Company’s unaudited condensed consolidated financial statements.

In January 2003, FAS Interpretation No. 46, Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51, was issued. This interpretation provides guidance related to identifying variable interest entities (previously known as special purpose entities or SPEs) and determining whether such entities should be consolidated. This interpretation must be applied immediately to variable interest entities created or obtained after January 31, 2003. The Company does not have any variable interest entities and the adoption of this interpretation had no effect on the Company’s unaudited condensed consolidated financial statements.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our judgment on future events. Our business is subject to business and economic risks and uncertainties that could cause our actual performance and results to differ materially from those expressed or implied by any of the forward-looking statements included herein. These risks and uncertainties include but are not limited to the Company’s ability to manage growth effectively, dependence on Cree Inc. for SiC crystals, dependence on a limited number of distributors such as K&G Creations and Stuller Settings, Inc., limited operating history, dependence on continued growth and consumer acceptance of the Company’s products, the risks and uncertainties of litigation including the substantial management time and attention required and substantial expenses incurred regardless of its outcome, in addition to the other risks and uncertainties described under the heading “Business Risks” in our Form 10-K for the year ended December 31, 2002, which was filed with the Securities and Exchange Commission on March 26, 2003, and other filings with the Securities and Exchange Commission.

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

During 2002, we continued our focus on the domestic market, while investing limited resources in certain international markets that show the most potential. Our sales were 44% higher than sales in 2001 with sustained profitability. As described below, sales increased 6% in the second quarter and first half of 2003 over the same periods in 2002, and we have remained profitable. Although our goals for the remainder of 2003 are to continue achieving increases in sales and to sustain profitability, we cannot be sure that our goals will be achieved. Our results of operations in a particular reporting period could be impacted by our planned increased advertising and promotional expenditures relative to the timing of the related revenue we generate.

Results of Operations

Three Months ended June 30, 2003 compared with Three Months ended June 30, 2002.

Net sales were $4,311,706 for the three months ended June 30, 2003 compared to $4,075,602 for the three months ended June 30, 2002, an increase of $236,104 or 6%. Although shipments of moissanite jewels decreased to approximately 23,500 carats from 25,300 carats in the same period of 2002, sales increased due to a 13% increase in the average selling price per carat. Domestic carat shipments, which represented 87% of total shipments, decreased by 3% and international carat shipments decreased by 27%. The average selling price per carat increased primarily due to increased sales of larger jewels which have a higher price per carat. Domestic carat shipments decreased during the period due to decreased hours of moissanite sales broadcasting on the television shopping channel ShopNBC. Other domestic retail outlets showed sales growth in the moissanite category. Our two largest customers, K&G Creations and Stuller, accounted for 47% and 20%, respectively, of our sales during the second quarter of 2003. K&G Creations, a domestic manufacturing customer, provides moissanite jewels and jewelry to a large and diversified customer base, including television shopping channels and traditional retail stores. While we believe our current relationship with this manufacturer is good, and alternate manufacturers are available to serve its customer base, a loss of this manufacturer as a customer could cause a material adverse effect on our results of operations in a particular period. International sales decreased due to lower sales into Hong Kong/China, Italy, Thailand, and the United Kingdom.

Our gross profit margin was 67.7% for the three months ended June 30, 2003 compared to 59.9% for the three months ended June 30, 2002. The increased gross margin percentage was primarily caused by a 13% improvement in the average selling price per carat, as well as improved yields of moissanite jewels from SiC crystals during the period being relieved from inventory under our first in, first out accounting policy. Future gross margins will vary depending on our average selling price per carat and the cost of the inventory being relieved from inventory.

Marketing and sales expenses were $1,440,832 for the three months ended June 30, 2003 compared to $1,125,730 for the three months ended June 30, 2002, an increase of $315,102 or 28%. As a percentage of sales, these expenses increased to 33% from 28% in the same period of 2002. The two major components of this increase were $130,000 of increased print advertising and $66,000 of increased compensation costs (including the salaries of two new sales and marketing executives). During the three months ended June 30, 2003, we spent approximately $350,000 on our new print advertising campaign which featured advertisements in the fashion magazines InStyle, Elle, Vanity Fair, and Vogue. We expect to spend approximately $150,000 in advertising production costs for this program in the third quarter of 2003, and we have committed to spend approximately $700,000 in the fourth quarter of 2003 for fashion magazine and billboard advertising. We intend for our advertising to support an aggressive schedule of distribution tests by various jewelry chains. The advertising, in each instance, will identify available retail locations for moissanite jewelry.

General and administrative expenses were $583,844 for the three months ended June 30, 2003 compared to $732,063 for the three months ended June 30, 2002, a decrease of $148,219 or 20%. As a percentage of sales, these expenses decreased to 14% from 18% in the same period of 2002. The decrease was primarily caused by decreased compensation costs of $105,000. The decreased compensation costs are attributable to $110,000 in costs recorded in 2002 for our Executive Compensation Plan. This plan is effective for 2003; however, no costs were recorded in the three months ended June 30, 2003, as the Company has not met its 2003 internal sales and profit goals.

Research and development expenses were $5,842 for the three months ended June 30, 2003 and there were no expenses for the three months ended June 30, 2002. We suspended development efforts with Cree effective January 1, 2001 and terminated our Development Agreement with Cree effective December 31, 2002. During 2003, we will expend minimal resources on research and development as we maintain our focus on increasing sales and profitability.

Net interest income was $28,989 for the three months ended June 30, 2003 compared to $52,879 for the three months ended June 30, 2002, a decrease of $23,890 or 45%. This decrease resulted from a lower interest rate earned on our cash balances.

Income tax expense was $415,370 for the three months ended June 30, 2003. No income tax expense was recorded during the three months ended June 30, 2002. As a result of sustained profitability in 2001 and 2002, we recorded a one-time $6.7 million non-operating and non-cash addition to earnings in the fourth quarter of 2002 to reflect the expected future tax benefits from our deferred tax assets (primarily our net operating loss carryforwards). Recognition of this asset has resulted in the recording of income tax expense in each quarter of 2003. However, U.S. federal income tax payments will only resume once the tax net operating loss carryforwards ($16.0 million at December 31, 2002) have been completely utilized or if alternative minimum taxes are applicable. Pro forma amounts are shown below to compare net income in 2003 vs. 2002 as if we had recorded U.S. income tax expense during 2002 utilizing an effective tax rate of 38% of U.S. taxable income. Management believes that this pro forma information is useful to investors in comparing results of operations on a U.S. tax equivalent basis.

	Three months ended June 30,
	2003	2002
As reported:
Income before income tax expense	$917,601	$637,787
Income tax expense	415,370	—

Net income	$502,231	$637,787

Net income per diluted share	$0.04	$0.05

	Three months ended June 30,
		2002
Pro Forma:
Income before income tax expense		$637,787
Income tax expense (38% of U.S. taxable income)		290,941

Net income		$346,846

Net income per diluted share		$0.03

Six Months ended June 30, 2003 compared with Six Months ended June 30, 2002.

Net sales were $8,684,849 for the six months ended June 30, 2003 compared to $8,225,748 for the six months ended June 30, 2002, an increase of $459,101 or 6%. Although shipments of moissanite jewels decreased to approximately 48,600 carats from 51,000 carats in the same period of 2002, sales increased due to an 11% increase in the average selling price per carat. Domestic carat shipments, which represented 87% of total shipments, increased by 1% and international carat shipments decreased by 31%. The average selling price per carat increased primarily due to increased sales of larger jewels which have a higher price per carat. Domestic carat shipments were relatively flat during the period due to decreased hours of moissanite sales broadcasting on the television shopping channel ShopNBC. Other domestic retail outlets showed sales growth in the moissanite category. Our two largest customers, K&G Creations and Stuller, accounted for 46% and 24%, respectively, of our sales during the 1st half of 2003. K&G Creations, a domestic manufacturing customer, provides moissanite jewels and jewelry to a large and diversified customer base, including television shopping channels and traditional retail stores. While we believe our current relationship with this manufacturer is good, and alternate manufacturers are available to serve its customer base, a loss of this manufacturer as a customer could cause a material adverse effect on our results of operations in a particular period. International sales decreased due to lower sales into Hong Kong/China, Italy, and the United Kingdom.

Our gross profit margin was 64.4% for the six months ended June 30, 2003 compared to 55.4% for the six months ended June 30, 2002. The increased gross margin percentage was primarily caused by an 11% improvement in the average selling price per carat, as well as improved yields of moissanite jewels from SiC crystals during the period being relieved from inventory under our first in, first out accounting policy. Future gross margins will vary depending on our average selling price per carat and the cost of the inventory being relieved from inventory.

Marketing and sales expenses were $2,592,844 for the six months ended June 30, 2003 compared to $2,179,376 for the six months ended June 30, 2002, an increase of $413,468 or 19%. As a percentage of sales, these expenses increased to 30% from 26% in the same period of 2002. The major components of this increase were $165,000 of increased compensation costs (including the salaries of two new sales and marketing executives), $125,000 of production costs for our new print advertising campaign, and $94,000 of increased costs associated with our Hong Kong subsidiary. During the first quarter of 2003, we incurred production costs for our new print advertising campaign. We spent approximately $350,000 during the three months ended June 30, 2003 to place our new print advertisement in the fashion magazines InStyle, Elle, Vanity Fair, and Vogue. We expect to spend approximately $150,000 in advertising production costs for this program in the third quarter of 2003, and we have committed to spend approximately $700,000 in the fourth quarter of 2003 for fashion magazine and billboard advertising. We intend for our advertising to support an aggressive schedule of distribution tests by various jewelry chains. This advertising, in each instance, will identify available retail locations for moissanite jewelry.

General and administrative expenses were $1,186,201 for the six months ended June 30, 2003 compared to $1,339,275 for the six months ended June 30, 2002, a decrease of $153,074 or 11%. As a percentage of sales, these expenses decreased to 14% from 16% in the same period of 2002. The decrease was primarily caused by decreased compensation costs of $170,000. The decreased compensation costs are attributable to $175,000 of costs recorded in 2002 for our Executive Compensation Plan. This plan is effective for 2003; however, no costs were recorded in the six months ended June 30, 2003 as the Company has not met its 2003 internal sales and profit goals.

Research and development expenses were $7,592 for the six months ended June 30, 2003, and there were no expenses for the six months ended June 30, 2002. We suspended development efforts with Cree effective January 1, 2001 and terminated our Development Agreement with Cree effective December 31, 2002. During 2003, we will expend minimal resources on research and development as we maintain our focus on increasing sales and profitability.

Net interest income was $63,909 for the six months ended June 30, 2003 compared to $102,755 for the six months ended June 30, 2002, a decrease of $38,846 or 38%. This decrease resulted from a lower interest rate earned on our cash balances.

Income tax expense was $836,422 for the six months ended June 30, 2003. No income tax expense was recorded during the six months ended June 30, 2002. As a result of sustained profitability in 2001 and 2002, we recorded a one-time $6.7 million non-operating and non-cash addition to earnings in the fourth quarter of 2002 to reflect the expected future tax benefits from our deferred tax assets (primarily our net operating loss carryforwards). Recognition of this asset has resulted in the recording of income tax expense in each quarter of 2003. However, U.S. federal income tax payments will only resume once the tax net operating loss carryforwards ($16.0 million at December 31, 2002) have been completely utilized or if alternative minimum taxes are applicable. Pro forma amounts are shown below to compare net income in 2003 vs. 2002 as if we had recorded U.S. income tax expense during 2002 utilizing an effective tax rate of 38% of U.S. taxable income. Management believes that this pro forma information is useful to investors in comparing results of operations on a U.S. tax equivalent basis.

	Six months ended June 30,
	2003	2002
As reported:
Income before income tax expense	$1,871,104	$1,137,997
Income tax expense	836,422	—

Net income	$1,034,682	$1,137,997

Net income per diluted share	$0.08	$0.08

	Six months ended June 30,
		2002
Pro Forma:
Income before income tax expense		$1,137,997
Income tax expense (38% of U.S. taxable income)		520,244

Net income		$617,753

Net income per diluted share		$0.05

Liquidity And Capital Resources

At June 30, 2003, we had $12.4 million of cash and cash equivalents and $37.3 million of working capital. Cash and inventory account for over 90% of our current assets. Our principal sources of liquidity are cash on hand and cash generated by operations. During the six months ended June 30, 2003, we used $86,588 of cash to fund operations. The major components of the cash used were a $1,553,798 increase in inventory and a decrease in accrued payroll of $543,598, offset by pretax income of $1,871,104. In addition, we used $121,843 of cash for capital expenditures. The increase in inventories was primarily due to $3.5 million in raw material purchases during the six months ended June 30, 2003, as described below. The decrease in accrued payroll was primarily due to the payment of executive bonuses earned in 2002 and paid in 2003.

In October 2002, our Board of Directors authorized a follow-on repurchase program for up to 1,100,000 shares of the Company’s common stock. At the discretion of management, the repurchase program can be implemented through open market or privately negotiated transactions at prices at or below prevailing prices. The Company will determine the time and extent of repurchases based on its evaluation of market conditions and other factors. During the three months ended June 30, 2003, we repurchased 83,000 shares of common stock at an average cost of $4.35 per share. Of this amount, 50,000 shares were repurchased from an affiliate of Chester L.F. Paulson at a purchase price of $4.35 per share. During the six months ended June 30, 2003, we repurchased 163,300 shares of common stock at an average cost of $4.58 per share. Of this amount 100,000 shares were purchased from an affiliate of Chester L. F. Paulson, at an average purchase price of $4.58 per share. Chester L. F. Paulson was a director of the Company from May 2001 through May 2003. He is no longer a director of the Company.

In August 2002, we agreed with Cree on a framework for purchases through September 2007. We are obligated to purchase a minimum quantity of usable material on a quarterly basis if Cree meets certain minimum quality levels. For each quarter through September 2007, we have committed to purchase between $504,000 and $2,016,000 of raw material depending upon the quality of material received. If Cree’s material quality is consistent with that received in 2002 and thus far in 2003, which was better than the quality produced in previous years, future purchases are expected to be at the high end of this range. If we do not meet the minimum quarterly purchase commitment, we will be obligated to pay Cree an unused capacity charge for the idle crystal growers. This charge will not be greater than $110,000 in any given quarter. During the three and six months ended June 30, 2003, we purchased $1.4 million and $3.5 million of raw material from Cree, respectively.

Newly Adopted Accounting Pronouncements

In August 2001, Statement of Financial Accounting Standards (FAS) No. 143, Accounting for Asset Retirement Obligations, was issued. This statement requires recording the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying value of the related long-

lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, it is either settled for its recorded amount or a gain or loss upon settlement is recorded. FAS 143 is effective for our year ended December 31, 2003. We do not have any asset retirement obligations and the adoption of this statement did not have an effect on our unaudited condensed consolidated financial statements.

In April 2002, FAS No. 145, Recission of FAS Statements No. 4, 44, and 64, Amendment of FAS No. 13, and Technical Corrections, was issued. This statement is effective for our year ended December 31, 2003. This statement rescinds the requirement that all gains and losses from extinguishment of debt be classified as extraordinary items. The adoption of FAS 145 did not have a material effect on our unaudited condensed consolidated financial statements.

In July 2002, FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. FAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of FAS 146 did not have a material effect on our unaudited condensed consolidated financial statements.

In January 2003, FAS Interpretation No. 46, Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51, was issued. This interpretation provides guidance related to identifying variable interest entities (previously known as special purpose entities or SPEs) and determining whether such entities should be consolidated. This interpretation must be applied immediately to variable interest entities created or obtained after January 31, 2003. We do not have any variable interest entities and the adoption of this interpretation had no effect on our unaudited condensed consolidated financial statements.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our critical accounting policies have not changed from those disclosed in our Form 10-K for the year ended December 31, 2002, which was filed with the Securities and Exchange Commission on March 26, 2003.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We believe that our exposure to market risk for changes in interest rates is not significant because our investments are limited to highly liquid instruments with maturities of three months or less. At June 30, 2003, we had approximately $11.8 million of short-term investments classified as cash and equivalents. All of our transactions with international customers and suppliers are denominated in U.S. dollars.

Item 4: Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of June 30, 2003, the Company’s Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures enable the Company to record, summarize and report in a timely manner the information that the Company is required to disclose in its Exchange Act reports.

(b) Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

C. Eric Hunter, one of the founders of the Company, and his wife, Jocelyn Hunter, filed suit against the Company and Jeff Hunter, the Company’s former CEO and Eric Hunter’s brother, on June 17, 2003 in the U.S. District Court for the Middle District of North Carolina. The plaintiffs allege fraud and other actionable conduct in violation of the Securities Act of 1933 as well as other unspecified federal laws and regulations, breach of contract, breach of fiduciary duty (with respect to defendant Jeff Hunter) and unfair and deceptive trade practices. In particular, among other claims, the plaintiffs allege that Jeff Hunter, acting as CEO of the Company, along with Neal Hunter, Chairman of Cree, Inc., entered into a “side agreement” between the Company and Cree, Inc. whereby the Company was compelled to take unlimited amounts of moissanite (also known as silicon carbide (SiC) crystals) from Cree, Inc., in an effort to artificially augment the operating income of Cree, Inc., and that the Company did not properly disclose the existence of such agreement. Plaintiff Eric Hunter also alleges that he is entitled to receive royalty payments under a license agreement between him and the Company concerning certain patents used in the manufacture of SiC crystals, and that the Company has failed to make such payments in breach of the agreement. The plaintiffs further allege that defendant Jeff Hunter has breached the fiduciary duty owed to the shareholders of the Company. Finally, the plaintiffs allege that each of the foregoing transactions were unfair business acts in or affecting commerce, in violation of N.C. Gen. Stat. Section 75-1.1. The plaintiffs seek personally to recover damages of $10 million (with interest) from the defendants for the securities fraud and related claims, an amount from the defendants to be proven at trial (with interest) for the breach of contract claim, $10 million along with unspecified punitive damages from defendant Jeff Hunter for the alleged breach of fiduciary duty and other misconduct, and $10 million along with treble damages from defendants for the alleged unfair and deceptive trade practices, as well as costs and expenses related to the litigation including reasonable attorneys’ fees.

The Company’s position in the litigation is that it has properly disclosed all agreements it has with Cree, Inc. and has conducted its business properly. Since many of the allegations against the Company are vague and the suit is in an early stage, it is premature to speculate on the duration or the costs of the litigation. While the Company will seek to minimize the inevitable costs and distractions that occur from being involved in any litigation, the Company will vigorously defend this suit.

The plaintiffs have also filed a separate lawsuit naming Cree, Inc. and Neal Hunter as defendants, in the same court.

Item 4: Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Charles & Colvard Ltd. was held on May 12, 2003. At the meeting, the shareholders voted on the election of directors and the ratification of the selection of independent auditors. The following five nominees were each elected to the Board for a one-year term: Walter J. O’Brien, Jr., Frederick A. Russ, Robert S. Thomas, George A. Thornton III, and Laura C. Kendall. Additionally, the appointment of Deloitte & Touche LLP as independent auditors for the Company for the fiscal year ending December 31, 2003 was ratified. The number of votes cast for, against or withheld, as well as the number of abstentions, for each proposal are as follows:

A. Election of Directors

Director Nominee	Votes For	Votes Withheld
Walter J. O’Brien, Jr.	11,141,293	1,574,222
Frederick A. Russ	11,476,861	1,238,654
Robert S. Thomas	12,190,305	525,210
George A. Thornton III	12,657,091	58,424
Laura C. Kendall	12,652,105	63,410

B. Ratification of Appointment of Deloitte & Touche LLP as auditors for fiscal year ending December 31, 2002.

	Votes For	Votes Against	Abstentions
Ratification of Appointment of Deloitte & Touche LLP	12,698,599	7,074	9,842

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description

10.58	Amendment to Severance and Consulting Agreement dated as of May 31, 2003 between Charles & Colvard, Ltd. and Jeff N. Hunter, filed together with the Severance and Consulting Agreement dated as of May 15, 2000 between Charles & Colvard, Ltd. and Jeff N. Hunter.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

During the quarter ended June 30, 2003, the Company filed the following report on Form 8-K:

On April 16, 2003, a Form 8-K was furnished under Item 9 to report, pursuant to Item 12, the Company’s financial results for the first quarter of 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Charles & Colvard, Ltd.

Date: August 11, 2003	/s/ Robert S. Thomas
Robert S. Thomas
President & Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2003	/s/ James R. Braun
James R. Braun
Vice President of Finance & Chief Financial Officer
(Principal Accounting Officer)