Form 10-Q
period 2003-09-30
CHARLES & COLVARD LTD
filed 2003-11-12
CIK 1015155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2003

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

As of October 31, 2003 there were 13,208,321 shares of the Registrant’s Common Stock, no par value per share, outstanding.

Charles & Colvard, Ltd.

Part I. Financial Information

Item 1. Financial Statements

Charles & Colvard, Ltd.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net sales	$3,776,592	$3,180,043	$12,461,441	$11,405,791
Cost of goods sold	1,549,824	970,276	4,640,841	4,642,131

Gross profit	2,226,768	2,209,767	7,820,600	6,763,660

Operating expenses:
Marketing and sales	1,418,890	1,178,472	4,011,734	3,357,848
General and administrative	664,867	508,889	1,851,068	1,848,164
Research and development	12,081	1,484	19,673	1,484

Total operating expenses	2,095,838	1,688,845	5,882,475	5,207,496

Operating income	130,930	520,922	1,938,125	1,556,164

Interest income, net	24,484	51,382	88,393	154,137

Income before taxes	155,414	572,304	2,026,518	1,710,301

Income tax expense	151,208	—	987,630	—

Net income	$4,206	$572,304	$1,038,888	$1,710,301

Net income per share:
Basic	$0.00	$0.04	$0.08	$0.13

Diluted	$0.00	$0.04	$0.08	$0.13

Weighted-average common shares:
Basic	13,183,970	13,344,973	13,234,933	13,365,296

Diluted	13,482,930	13,630,395	13,550,188	13,637,681

See Notes to Condensed Consolidated Financial Statements.

Charles & Colvard, Ltd.

Condensed Consolidated Balance Sheets

	September 30, 2003	December 31, 2002
Assets	(Unaudited)
Current Assets:
Cash and equivalents	$12,318,947	$13,282,245
Accounts receivable	3,017,757	2,195,952
Interest receivable	7,095	11,926
Inventories (Note 2)	24,181,434	22,365,325
Prepaid expenses	306,399	327,179
Deferred income taxes	250,601	250,601

Total current assets	40,082,233	38,433,228

Long Term Assets:
Equipment, net	479,051	449,947
Patent and license rights, net	273,760	272,291
Deferred income taxes	5,869,666	6,793,296

Total long term assets	6,622,477	7,515,534

Total assets	$46,704,710	$45,948,762

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable:
Cree, Inc.	$1,286,181	$780,029
Other	468,176	122,931
Accrued payroll	174,864	723,467
Accrued expenses and other liabilities	250,104	387,417
Deferred revenue	403,303	183,367

Total current liabilities	2,582,628	2,197,211

Commitments and contingencies (Note 4)

Shareholders’ Equity:
Common stock (Note 3)	54,286,817	54,972,302
Additional paid-in capital – stock options	2,456,862	2,439,734
Accumulated deficit	(12,621,597)	(13,660,485)

Total shareholders’ equity	44,122,082	43,751,551

Total liabilities and shareholders’ equity	$46,704,710	$45,948,762

See Notes to Condensed Consolidated Financial Statements

Charles & Colvard, Ltd.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Operating Activities:
Net income	$1,038,888	$1,710,301
Adjustments:
Depreciation and amortization	119,724	94,665
Stock option compensation	24,087	70,543
Deferred income taxes	923,630	—
Change in operating assets and liabilities:
Net change in assets	(2,612,303)	163,511
Net change in liabilities	385,417	826,606

Net cash provided by (used in) operating activities	(120,557)	2,865,626

Investing Activities:
Capital Expenditures	(150,297)	(172,527)
Proceeds from sale of long term assets	—	31,084

Net cash used in investing activities	(150,297)	(141,443)

Financing Activities:
Stock options exercised	55,559	10,839
Purchase of common stock	(748,003)	(224,021)

Net cash used in financing activities	(692,444)	(213,182)

Net change in cash and equivalents	(963,298)	2,511,001

Cash and equivalents, beginning of period	13,282,245	10,236,319

Cash and equivalents, end of period	$12,318,947	$12,747,320

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

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary in Hong Kong, Charles & Colvard (HK) Ltd. These financial statements also include the accounts of a newly formed Charles & Colvard controlled company in China. All inter-company accounts have been eliminated.

All the Company’s activities are within a single business segment. During the three and nine months ended September 30, 2003, export sales aggregated approximately $700,000 and $1,800,000, respectively. Export sales aggregated approximately $400,000 and $1,800,000 for the three and nine months ended September 30, 2002, respectively.

2. Inventories

Inventories are stated at the lower of cost or market determined on a first in, first out basis. Based on current estimates and assumptions, the Company believes that a substantial amount of inventories will be sold or consumed during its operating cycle, which is greater than a year. A significant amount of inventory must be maintained at all times to be prepared to react to possible customer demand for large purchases and for a variety of jewel styles.

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

Finished goods are shown net of a reserve for excess jewelry inventory of $175,000 and $230,000 at September 30, 2003 and December 31, 2002, respectively. In addition, finished goods are shown net of a lower of cost or market reserve of $400,000 at September 30, 2003 and December 31, 2002. This reserve was established to allow for the carat weight loss associated with the re-cutting of a portion of the finished goods inventory. There are certain shapes and sizes of jewels in inventory that will be re-cut to achieve higher quality standards. These jewels can be re-cut into shapes and sizes that have a higher demand without the purchase of additional raw material.

	September 30, 2003	December 31, 2002
Raw materials	$973,227	$217,815
Work-in-process	4,451,720	4,625,425
Finished goods	18,756,487	17,522,085

Total Inventory	$24,181,434	$22,365,325

3. Common Stock

In October 2002, the Board of Directors authorized a follow-on repurchase program for up to 1,100,000 shares of the Company’s common stock. At the discretion of management, the repurchase program could be implemented through open market or privately negotiated transactions at prices at or below prevailing prices. The Company determined the time and extent of repurchases based on its evaluation of market conditions and other factors. There were no shares repurchased during the three months ended September 30, 2003. During the nine months ended September 30, 2003, the Company repurchased 163,300 shares of common stock at an average cost of $4.58 per share. Of this amount, 100,000 shares were purchased from an affiliate of Chester L. F. Paulson at an average purchase price of $4.58 per share. Chester L.F. Paulson was a director of the Company from May 2001 through May 2003. He is no longer a director of the company. The repurchase program expired in October 2003, and the Board of Directors is in the process of determining whether to implement another repurchase program.

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

The future minimum lease payments of the Company are as follows: $62,000 for the remainder of 2003, $169,000 in 2004, $48,000 in 2005 and $24,000 in 2006, totaling $303,000. Rental expense incurred for operating leases and leases whose terms are less than one year in duration for the three and nine months ended September 30, 2003 was $57,000 and $164,000, respectively. For the three and nine months ended September 30, 2002, such expense was $54,000 and $161,000, respectively.

Purchase Commitment

On June 6, 1997, the Company entered into an Amended and Restated Exclusive Supply Agreement (“Exclusive Supply Agreement”) with Cree. The Exclusive Supply Agreement has an initial term of ten years which may be extended for an additional ten years by either party if the Company orders in any 36-month period SiC crystals with an aggregate purchase price in excess of $1 million. The Company has met this order threshold and expects to extend the term of the Exclusive Supply Agreement. In connection with the Exclusive Supply Agreement, the Company has committed to purchase a minimum of 50% (by dollar volume) of its requirements for SiC crystals from Cree. If the Company’s orders require Cree to expand beyond specified production levels, the Company must commit to purchase certain minimum quantities. In August 2002, we agreed with Cree on a framework for purchases through September 2007. The Company is obligated to purchase a minimum quantity of usable material on a quarterly basis if Cree meets certain minimum quality levels. For each quarter through September 2007, the Company has committed to purchase between $504,000 and $2,016,000 of raw material depending upon the quality of material received. Assuming Cree’s material quality is satisfactory, future purchases are expected to be at the high end of this range. If the Company does not meet the minimum quarterly purchase commitment, the Company will be obligated to pay Cree an unused capacity charge for the idle crystal growers. This charge will not be greater than $110,000 in any given quarter. During the three and nine months ended September 30, 2003, we purchased $1.5 million and $5.0 million of raw material from Cree, respectively.

Contingencies

C. Eric Hunter, one of the founders of the Company, and his wife, Jocelyn Hunter, filed suit against the Company and Jeff Hunter, the Company’s former CEO and Eric Hunter’s brother, on June 17, 2003 in the U.S. District Court for the Middle District of North Carolina. The plaintiffs alleged fraud and other actionable conduct in violation of the Securities Act of 1933 as well as other unspecified federal laws and regulations, breach of contract, breach of fiduciary duty (with respect to defendant Jeff Hunter) and unfair and deceptive trade practices. The Company settled all claims made by the Hunters on October 22, 2003, and the Hunters have dismissed their lawsuit against the Company and the Company’s former CEO, Jeff Hunter. The terms of the settlement will not have any impact on the Company’s results of operations, other than attorney’s fees and costs. The Company expensed approximately $187,000 and $210,000 of attorneys’ fees and other litigation costs relating to this suit in its results of operations for the three months and nine months ended September 30, 2003, representing the majority of its costs in connection with this litigation. An additional lesser amount of attorneys’ fees and costs is anticipated to be expensed in the three months ending December 31, 2003.

5. Stock Based Compensation

The Company measures compensation costs related to employee incentive stock options using the intrinsic value of the equity instrument granted (i.e., the excess of the market price of the stock to be issued over the exercise price of the equity instrument at the date of grant) rather than the fair value of the equity instrument.

In accordance with Accounting Principles Board (APB) Opinion No. 25, and the provision of Statement of Financial Accounting Standards (FAS) No. 123 as applicable to consultants, the Company recorded compensation expense of approximately $12,000 and $24,000 during the three and nine months ended September 30, 2003, respectively. Compensation expense related to stock options for the three and nine months ended September 30, 2002 was approximately $8,000 and $71,000, respectively. This compensation expense is recorded as part of general and administrative expenses in the Statements of Operations. Had compensation expense for all stock options been determined consistent with FAS 123, rather than APB 25, the Company’s net income and net income per share for the three and nine months ended September 30, 2003 and 2002 would have been recorded at the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income, as reported	$4,206	$572,304	$1,038,888	$1,710,301
Pro forma net income (loss)	$(41,294)	$485,542	$611,634	$1,367,081
Basic net income (loss) per share:
As reported	$0.00	$0.04	$0.08	$0.13
Pro forma	$(0.00)	$0.04	$0.05	$0.10
Diluted net income (loss) per share:
As reported	$0.00	$0.04	$0.08	$0.13
Pro forma	$(0.00)	$0.04	$0.05	$0.10

6. Newly Adopted Accounting Pronouncements

In August 2001, FAS No. 143, Accounting For Asset Retirement Obligations, was issued. This statement requires recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying value of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, it is either settled for its recorded amount or a gain or loss upon settlement is recorded. FAS 143 is effective for the Company’s year ended December 31, 2003. The Company does not have any asset retirement obligations, and the adoption of this statement did not have an effect on the Company’s unaudited condensed consolidated financial statements.

In April 2002, FAS No. 145, Recission of FAS Statements No. 4, 44, and 64, Amendment of FAS No. 13, and Technical Corrections, was issued. This statement is effective for the Company’s year ended December 31, 2003. This statement rescinds the requirement that all gains and losses from extinguishment of debt be classified as extraordinary items. The adoption of FAS 145 did not have an effect on the Company’s unaudited condensed consolidated financial statements.

In July 2002, FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. FAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of FAS 146 did not have an effect on the Company’s unaudited condensed consolidated financial statements.

In January 2003, FAS Interpretation No. 46, Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51, was issued. This interpretation provides guidance related to identifying variable interest entities (previously known as special purpose entities or SPEs) and determining whether such entities should be consolidated. This interpretation must be applied immediately to variable interest entities created or obtained after January 31, 2003. The Company does not have any variable interest entities, and the adoption of this interpretation had no effect on the Company’s unaudited condensed consolidated financial statements.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our judgment on future events. Our business is subject to business and economic risks and uncertainties that could cause our actual performance and results to differ materially from those expressed or implied by any of the forward-looking statements included herein. These risks and uncertainties include but are not limited to the Company’s ability to manage growth effectively, dependence on Cree Inc. for SiC crystals, dependence on a limited number of distributors such as K&G Creations and Stuller Settings, Inc., limited operating history, and dependence on continued growth and consumer acceptance of the Company’s products, in addition to the other risks and uncertainties described under the heading “Business Risks” in our Form 10-K for the year ended December 31, 2002, which was filed with the Securities and Exchange Commission on March 26, 2003, and other filings with the Securities and Exchange Commission.

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

From our inception in June 1995 through September 30, 1998, we were a development stage enterprise, devoting our resources to fund research and development of colorless, scientifically-made moissanite jewels. We began shipping moissanite to domestic retail jewelers and international distributors during the second quarter of 1998. During the second quarter of 2000, we changed our domestic distribution model to sell through jewel distributors and jewelry manufacturers rather than direct to retail stores.

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

In October 2000, we established a wholly-owned subsidiary in Hong Kong, Charles & Colvard (HK) Ltd., for the purpose of gaining better access to the important Far Eastern markets. The importance of having a presence in this market is twofold; Hong Kong is the headquarters city for a very large number of jewelry manufacturing companies with sales and distribution worldwide, and Hong Kong is the gateway to the markets of Mainland China. To enhance our presence in this market, we established a Charles & Colvard controlled company in China in August 2003.

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

During 2002, we continued our focus on the domestic market, while investing limited resources in certain international markets that show the most potential. Our sales were 44% higher than sales in 2001 with sustained profitability. As described below, sales increased 19% in the third quarter of 2003 and 9% during the nine months ended September 30, 2003 over the same periods in 2002, and we have remained profitable. Our goals for the remainder of 2003 are to continue achieving increases in sales and to sustain profitability. Based on our performance to date we expect to meet these goals, however, we cannot be sure that our goals will be achieved. Our results of operations in a particular reporting period could be impacted by our planned increased advertising and promotional expenditures relative to the timing of the related revenue we generate.

Our critical accounting policies are disclosed in our Form 10-K for the year ended December 31, 2002, which was filed with the Securities and Exchange Commission on March 26, 2003. These policies have not changed from those disclosed in that filing.

Results of Operations

Three Months ended September 30, 2003 compared with Three Months ended September 30, 2002.

Net sales were $3,776,592 for the three months ended September 30, 2003 compared to $3,180,043 for the three months ended September 30, 2002, an increase of $596,549 or 19%. Shipments of moissanite jewels increased to approximately 21,400 carats from 17,400 carats in the same period of 2002. The average selling price per carat decreased by 7% primarily due to a product mix in which a greater percentage of smaller size jewels, which have a lower price per carat, were sold. Domestic carat shipments, which represented 81% of total shipments, increased by 15% and international carat shipments increased by 76%. Domestic carat shipments increased during the period primarily due to expanded sales through our loose stone distributors. Our two largest customers, K&G Creations and Stuller, accounted for 35% and 22%, respectively, of our sales during the third quarter of 2003. K&G Creations, a domestic manufacturing customer, provides moissanite jewels and jewelry to a large and diversified customer base, including television shopping channels and traditional retail stores. Stuller, the largest supplier to domestic independent jewelers, provides both moissanite jewels and a limited line of moissanite jewelry to its customers. While we believe our current relationship with these customers are good, and alternate manufacturers and distributors are available to serve their customer base, a loss of these customers could cause a material adverse effect on our results of operations in a particular period. International sales increased primarily due to success on a Taiwan television shopping channel. International sales increases were also made into China and India, partially offset by a decrease in sales to England.

Our gross profit margin was 59.0% for the three months ended September 30, 2003 compared to 69.5% for the three months ended September 30, 2002. Approximately 8% of the decreased gross margin percentage was caused by decreased yields of moissanite jewels from SiC crystals during the period (mid-November 2000 to mid-January 2001) being relieved from inventory under our first in, first out accounting policy, resulting in higher inventory costs. Approximately 2% of the decreased gross margin percentage is attributable to a 7% decrease in the average selling price per carat due to increased sales of smaller moissanite jewels. While the Company makes no prediction as to the future sales of moissanite jewels or as to the specific mix of sizes which will be sold, assuming a continuation of the Company’s sales levels and mix of sizes as experienced thus far in 2003, the Company’s inventory costs for the periods being relieved under the Company’s first-in, first-out accounting during the fourth quarter will continue at approximately the average level experienced during the first nine months of 2003. In future years, we expect the inventory costs being relieved from inventory to trend lower over time, with variations quarter to quarter. Future gross margins will also fluctuate based upon our average selling price per carat.

Marketing and sales expenses were $1,418,890 for the three months ended September 30, 2003 compared to $1,178,472 for the three months ended September 30, 2002, an increase of $240,418 or 20%. As a percentage of sales, these expenses increased to 38% from 37% in the same period of 2002. The primary reasons for the increase are $185,000 of production costs for our fourth quarter advertising campaign and $101,000 of increased costs associated with our companies in Hong Kong & China ($40,000 of these costs related to the September 11th opening of a store in China), offset by $128,000 of decreased North America print media advertising. Our new advertising campaign will launch during the fourth quarter with approximately $700,000 of advertising expenditures in fashion magazines and on billboards. This campaign is specifically designed to support the new jewelry chains that are testing moissanite jewelry and to stimulate moissanite tests by other chains. The decreased print advertising during the quarter resulted from the launch of our Fall 2002 campaign in September, compared with October for this year’s Fall campaign. We intend to continue our strategy of long-term marketing and sales investments in Hong Kong and China.

General and administrative expenses were $664,867 for the three months ended September 30, 2003 compared to $508,889 for the three months ended September 30, 2002, an increase of $155,978 or 31%. As a percentage of sales, these expenses increased to 18% from 16% in the same period of 2002. The increase was primarily caused by

$187,000 of legal expenses related to the recently settled Hunter lawsuit, offset by decreased compensation costs of $81,000 pertaining to our Executive Compensation Plan. This plan is effective for 2003, however, no costs were recorded in the three months ended September 30, 2003 as the Company did not meet its 2003 internal sales and profit goals.

Research and development expenses were $12,081 for the three months ended September 30, 2003 compared to $1,484 for the three months ended September 30, 2002, an increase of $10,597. We suspended development efforts with Cree effective January 1, 2001 and terminated our Development Agreement with Cree effective December 31, 2002. During the remainder of 2003, we will expend minimal resources on research and development as we maintain our focus on increasing sales and profitability.

Net interest income was $24,484 for the three months ended September 30, 2003 compared to $51,382 for the three months ended September 30, 2002, a decrease of $26,898 or 52%. This decrease resulted from a lower interest rate earned on our cash balances.

Income tax expense was $151,208 for the three months ended September 30, 2003. No income tax expense was recorded during the three months ended September 30, 2002. Our effective income tax rate for the three months ended September 30, 2003 was 97%. This rate is substantially higher than our statutory rate of 38.5% due to our inability to deduct $229,000 of non-U.S. operating losses from U.S. taxable income.

As a result of sustained profitability in 2001 and 2002, we recorded a one-time $6.7 million non-operating and non-cash addition to earnings in the fourth quarter of 2002 to reflect the expected future tax benefits from our deferred tax assets (primarily our net operating loss carryforwards). Recognition of this asset has resulted in the recording of income tax expense in each quarter of 2003. However, U.S. federal income tax payments will only resume once the tax net operating loss carryforwards ($16.0 million at December 31, 2002) have been completely utilized or if alternative minimum taxes are applicable. Pro forma amounts are shown below to compare net income in 2003 vs. 2002 as if we had recorded U.S. income tax expense during 2002 utilizing an effective tax rate of 38.5% of U.S. taxable income. Management believes that this pro forma information is useful to investors in comparing results of operations on a U.S. tax equivalent basis.

	Three months ended September 30,
	2003	2002
As reported:
Income before income tax expense	$155,414	$572,304
Income tax expense	151,208	—

Net income	$4,206	$572,304

Net income per diluted share	$0.00	$0.04

	Three months ended September 30,
		2002
Pro Forma:
Income before income tax expense		$572,304
Income tax expense (38% of U.S. taxable income)		284,297

Net income		$288,007

Net income per diluted share		$0.02

Nine Months ended September 30, 2003 compared with Nine Months ended September 30, 2002.

Net sales were $12,461,441 for the nine months ended September 30, 2003 compared to $11,405,791 for the nine months ended September 30, 2002, an increase of $1,055,650 or 9%. Shipments of moissanite jewels increased to approximately 70,000 carats from 68,400 carats in the same period of 2002. The average selling price per carat increased by 6% primarily due to a product mix in which a greater percentage of larger size jewels, which have a higher price per carat, were sold. Domestic carat shipments, which represented 85% of total shipments, increased by 5%, and international carat shipments decreased by 9%. Domestic carat shipments were negatively impacted during the period due to decreased hours of moissanite sales broadcasting on the television shopping channel ShopNBC. Other domestic retail outlets showed sales growth in the moissanite category. Our two largest customers, K&G Creations and Stuller, accounted for 43% and 23%, respectively, of our sales during the first nine months of 2003. K&G Creations, a domestic manufacturing customer, provides moissanite jewels and jewelry to a large and diversified customer base, including television shopping channels and traditional retail stores. Stuller, the largest supplier to domestic independent jewelers, provides both moissanite jewels and a limited line of moissanite jewelry to its customers. While we believe our current relationship with these customers are good, and alternate manufacturers and distributors are available to serve their customer base, a loss of these customers could cause a material adverse effect on our results of operations in a particular period. International sales decreased primarily due to lower sales into England and Italy, offset by sales increases into Taiwan, Vietnam, & India.

Our gross profit margin was 62.8% for the nine months ended September 30, 2003 compared to 59.3% for the nine months ended September 30, 2002. The increased gross margin percentage was primarily caused by a 6% increase in the average selling price per carat and to a lesser extent an increased yield of moissanite jewels from SiC crystals during the period being relieved from inventory under our first in, first out accounting policy (September 2000 to mid-January 2001). While the Company makes no prediction as to the future sales of moissanite jewels or as the specific mix of sizes which will be sold, assuming a continuation of the Company’s sales levels and mix of sizes as experienced thus far in 2003, the Company’s inventory costs for the periods being relieved under the Company’s first-in, first-out accounting during the fourth quarter will continue at approximately the average level experienced during the first nine months of 2003. In future years, we expect the inventory costs being relieved from inventory to trend lower over time, with variations quarter to quarter. Future gross margins will also fluctuate based upon our average selling price per carat.

Marketing and sales expenses were $4,011,734 for the nine months ended September 30, 2003 compared to $3,357,848 for the nine months ended September 30, 2002, an increase of $653,886 or 19%. As a percentage of sales, these expenses increased to 32% from 29% in the same period of 2002. The major components of this increase were $275,000 of production costs for our advertising campaigns in the second and fourth quarters of 2003, $213,000 of increased compensation costs (including the salaries of two new sales and marketing executives), and $195,000 of increased costs associated with our companies in Hong Kong and China, partially offset by $194,000 of decreased North America print media advertising. We expect to spend approximately $700,000 during the fourth quarter of 2003 on advertising in fashion magazines and on billboards. This campaign is specifically designed to support the new jewelry chains that are testing moissanite jewelry and to stimulate moissanite tests by other chains. We intend to continue our strategy of long-term marketing and sales investments into Hong Kong and China.

General and administrative expenses were $1,851,068 for the nine months ended September 30, 2003 compared to $1,848,164 for the nine months ended September 30, 2002, an increase of $2,904 or less than 1%. As a percentage of sales, these expenses decreased to 15% from 16% in the same period of 2002. Legal expenses during the period of $210,000 related to the recently settled Hunter lawsuit were offset by decreased compensation costs of $260,000 pertaining to our Executive Compensation Plan. This plan is effective for 2003, however, no costs were recorded in the nine months ended September 30, 2003 as the Company did not meet its 2003 internal sales and profit goals.

Research and development expenses were $19,673 for the nine months ended September 30, 2003 compared to $1,484 for the nine months ended September 30, 2002, an increase of $18,189. We suspended development efforts with Cree effective January 1, 2001 and terminated our Development Agreement with Cree effective December 31, 2002. During the remainder of 2003, we will expend minimal resources on research and development as we maintain our focus on increasing sales and profitability.

Net interest income was $88,393 for the nine months ended September 30, 2003 compared to $154,137 for the nine months ended September 30, 2002, a decrease of $65,744 or 43%. This decrease resulted from a lower interest rate earned on our cash balances.

Income tax expense was $987,630 for the nine months ended September 30, 2003. No income tax expense was recorded during the nine months ended September 30, 2002. Our effective income tax rate for the nine months ended September 30, 2003 was 49%. This rate is higher than our statutory rate of 38.5% due to our inability to deduct $516,000 of non-U.S. operating losses from U.S. taxable income.

As a result of sustained profitability in 2001 and 2002, we recorded a one-time $6.7 million non-operating and non-cash addition to earnings in the fourth quarter of 2002 to reflect the expected future tax benefits from our deferred tax assets (primarily our net operating loss carryforwards). Recognition of this asset has resulted in the recording of income tax expense in each quarter of 2003. However, U.S. federal income tax payments will only resume once the tax net operating loss carryforwards ($16.0 million at December 31, 2002) have been completely utilized or if alternative minimum taxes are applicable. Pro forma amounts are shown below to compare net income in 2003 vs. 2002 as if we had recorded U.S. income tax expense during 2002 utilizing an effective tax rate of 38.5% of U.S. taxable income. Management believes that this pro forma information is useful to investors in comparing results of operations on a U.S. tax equivalent basis.

	Nine months ended September 30,
	2003	2002
As reported:
Income before income tax expense	$2,026,518	$1,710,301
Income tax expense	987,630	—

Net income	$1,038,888	$1,710,301

Net income per diluted share	$0.08	$0.13

	Nine months ended September 30,
		2002
Pro Forma:
Income before income tax expense		$1,710,301
Income tax expense (38% of U.S. taxable income)		804,541

Net income		$905,760

Net income per diluted share		$0.07

Liquidity And Capital Resources

At September 30, 2003, we had $12.3 million of cash and cash equivalents and $37.5 million of working capital. Cash and inventory account for over 90% of our current assets. Our principal sources of liquidity are cash on hand and cash generated by operations. During the nine months ended September 30, 2003, we used $120,557 of cash to fund operations. The major component of the cash used was a $1,816,109 increase in inventory, offset by pretax income of $2,026,518. In addition, we used $150,297 of cash for capital expenditures. The increase in inventories was primarily due to $5.0 million in raw material purchases during the nine months ended September 30, 2003, as described below.

In October 2002, our Board of Directors authorized a follow-on repurchase program for up to 1,100,000 shares of the Company’s common stock. At the discretion of management, the repurchase program could be implemented through open market or privately negotiated transactions at prices at or below prevailing prices. The Company determined the time and extent of repurchases based on its evaluation of market conditions and other factors. There were no shares repurchased during the three months ended September 30, 2003. During the nine months ended September 30, 2003, we repurchased 163,300 shares of common stock at an average cost of $4.58 per share. Of this amount 100,000 shares were purchased from an affiliate of Chester L. F. Paulson, at an average purchase price of $4.58 per share. Chester L. F. Paulson was a director of the Company from May 2001 through May 2003. He is no longer a director of the Company. The repurchase program expired in October 2003, and the Board of Directors is in the process of determining whether to implement another repurchase program.

In August 2002, we agreed with Cree on a framework for purchases through September 2007. We are obligated to purchase a minimum quantity of usable material on a quarterly basis if Cree meets certain minimum quality levels. For each quarter through September 2007, we have committed to purchase between $504,000 and $2,016,000 of raw material depending upon the quality of material received. Assuming Cree’s material quality is satisfactory, future purchases are expected to be nearer to the high end of this range. If we do not meet the minimum quarterly purchase commitment, we will be obligated to pay Cree an unused capacity charge for the idle crystal growers. This charge will not be greater than $110,000 in any given quarter. During the three and nine months ended September 30, 2003, we purchased $1.5 million and $5.0 million of raw material from Cree, respectively.

Newly Adopted Accounting Pronouncements

In August 2001, Statement of Financial Accounting Standards (FAS) No. 143, Accounting for Asset Retirement Obligations, was issued. This statement requires recording the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying value of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, it is either settled for its recorded amount or a gain or loss upon settlement is recorded. FAS 143 is effective for our year ended December 31, 2003. We do not have any asset retirement obligations, and the adoption of this statement did not have an effect on our unaudited condensed consolidated financial statements.

In April 2002, FAS No. 145, Recission of FAS Statements No. 4, 44, and 64, Amendment of FAS No. 13, and Technical Corrections, was issued. This statement is effective for our year ended December 31, 2003. This statement rescinds the requirement that all gains and losses from extinguishment of debt be classified as extraordinary items. The adoption of FAS 145 did not have an effect on our unaudited condensed consolidated financial statements.

In July 2002, FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. FAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of FAS 146 did not have an effect on our unaudited condensed consolidated financial statements.

In January 2003, FAS Interpretation No. 46, Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51, was issued. This interpretation provides guidance related to identifying variable interest entities (previously known as special purpose entities or SPEs) and determining whether such entities should be consolidated. This interpretation must be applied immediately to variable interest entities created or obtained after January 31, 2003. We do not have any variable interest entities, and the adoption of this interpretation had no effect on our unaudited condensed consolidated financial statements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We believe that our exposure to market risk for changes in interest rates is not significant because our investments are limited to highly liquid instruments with maturities of three months or less. At September 30, 2003, we had approximately $11.8 million of short-term investments classified as cash and equivalents. All of our transactions with international customers and suppliers are denominated in U.S. dollars.

Item 4: Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of September 30, 2003, the Company’s Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures enable the Company to record, summarize and report in a timely manner the information that the Company is required to disclose in its Exchange Act reports.

(b) Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

C. Eric Hunter, one of the founders of the Company, and his wife, Jocelyn Hunter, filed suit against the Company and Jeff Hunter, the Company’s former CEO and Eric Hunter’s brother, on June 17, 2003 in the U.S. District Court for the Middle District of North Carolina. The plaintiffs allege fraud and other actionable conduct in violation of the Securities Act of 1933 as well as other unspecified federal laws and regulations, breach of contract, breach of fiduciary duty (with respect to defendant Jeff Hunter) and unfair and deceptive trade practices. The Company settled all claims made by the Hunters on October 22, 2003 and the Hunters have dismissed their lawsuit against the Company and the Company’s former CEO, Jeff Hunter. The terms of the settlement will not have any impact on the Company’s results of operations, other than attorney’s fees and costs. The Company expensed approximately $187,000 and $210,000 of attorneys’ fees and other litigation costs relating to the suit in its results of operations for the three months and nine months ended September 30, 2003, representing the majority of its costs in connection with this litigation. An additional lesser amount of attorneys’ fees and costs is anticipated to be expensed in the three months ending December 31, 2003.

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

During the quarter ended September 30, 2003, the Company filed the following report on Form 8-K:

On July 21, 2003, a Form 8-K was furnished under Item 9 to report, pursuant to Item 12, the Company’s financial results for the second quarter of 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Charles & Colvard, Ltd.

Date: November 12, 2003	/s/ Robert S. Thomas
Robert S. Thomas
President & Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2003	/s/ James R. Braun
James R. Braun
Vice President of Finance & Chief Financial Officer
(Principal Accounting Officer)