Form 10-K
period 2003-12-31
CHARLES & COLVARD LTD
filed 2004-03-17
CIK 1015155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☒.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2003 was $47,088,484.

On February 27, 2004, there were 13,214,281 outstanding shares of the Registrant’s common stock.

DOCUMENT INCORPORATED BY REFERENCE

Certain portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on May 11, 2004 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that relate to any plans, objectives, estimates and goals. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes” and “estimates” and variations of such words and similar expressions identify such forward-looking statements. Our business is subject to numerous risks and uncertainties, including our ability to manage growth effectively, our limited operating history, our dependence on continued growth and consumer acceptance of our products, any trends in the general economy that would adversely affect consumer spending, limited distribution channels, risks of conducting significant operations in foreign countries and our dependence on third parties. These and other risks and uncertainties, many of which are addressed in more detail below in the sections entitled “Business Risks” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” could cause our actual results and developments to be materially different from those expressed or implied by any of these forward-looking statements.

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

Through the first half of 1999, we limited our efforts to expand the distribution of moissanite jewels as a result of insufficient product availability and our lack of confidence in the quality of the SiC crystals we were receiving. Late in the second quarter of 1999, we began to receive indications that the quality of the SiC crystals was improving rapidly. The rate of improvement in the quality of the SiC crystals continued to accelerate through the end of 1999, far exceeding our expectations. At the same time, we experienced a decline in sales of moissanite jewels during the third quarter of 1999.

The improved supply of SiC crystals along with the decrease in sales led to a significant increase in inventories of moissanite jewels. Inventory increased to $23.1 million at December 31, 2000 from $14.8 million at December 31, 1999. During 2001 and 2002, we purchased $1.2 million and $5.5 million of raw materials, respectively. In 2003, raw material purchases increased to $6.0 million to accommodate our need for additional inventory of selected shapes and sizes and to support anticipated growth. With our growth in sales, inventory increased $1.0 million from December 31, 2000 to December 31, 2003.

With the improvements in the supply of saleable moissanite jewels, we launched our strategic global marketing program in the fourth quarter of 1999 to spur consumer awareness of moissanite jewels. Primarily as a result of our investment in this program, our net losses were $5.2 million and $7.1 million in 1999 and 2000, respectively, as inventories increased to $23.1 million at December 31, 2000 and cash equivalents decreased to $3.8 million at December 31, 2000. During 2000, the Company’s current Chief Executive Officer was elected and a number of strategic sales, marketing and financial steps were taken. On February 21, 2001, the Company completed a rights offering of common stock to its shareholders at $1 per share, raising net proceeds of approximately $6.0 million. During 2001, the global marketing program was refocused to emphasize use of public relations activities to increase consumer brand awareness while reducing higher cost print and media advertising. In addition, in March 2000, we entered into distribution agreements with Stuller Settings, Inc. (Stuller) and Rio Grande, two of the largest suppliers of jewelry-related products to the jewelry industry, for the North American distribution of moissanite and phased out of the direct sales to retail jewelers. We have also entered into several agreements with domestic jewelry manufacturers, including K&G Creations, which is currently our largest customer. Through these agreements with Stuller, Rio Grande and jewelry manufacturers and the brand awareness created by our marketing program, our goal is to rapidly increase the introduction of moissanite into the domestic jewelry market while maintaining average selling prices.

In October 2000, we established a wholly-owned subsidiary in Hong Kong, Charles & Colvard (HK) Ltd., for the purpose of gaining better access to the Far Eastern markets. The importance of having a presence in this market is twofold; Hong Kong is the headquarters city for a very large number of jewelry manufacturing companies with sales and distribution worldwide, and Hong Kong is the gateway to the markets of Mainland China. To enhance our presence in this market, we established a Charles & Colvard controlled company in China in August 2003.

Our significant investments in our branding program and in developing our manufacturing and operational infrastructures during the fourth quarter of 1999 and through 2000 were in anticipation of future significant and rapid growth. During 2000, we restructured our operations to reduce our overall general and administrative expense levels in order to conserve cash and attempt to position the Company to achieve profitability in the future. Additionally, mandatory research and development expenses under the Development Agreement with Cree were eliminated through termination of the Development Agreement.

Our strategy for 2001 was to become profitable during the year by achieving modest growth in sales while reducing marketing and advertising costs, maintaining our lower general and administrative expense levels and curtailing research and development expenses. We succeeded in achieving profitability and positive cash flow from operations in 2001, while sales declined by 10%. Our strategy for 2002 was to achieve sales growth, primarily in the domestic market, and to maintain profitability. We achieved both of those goals in 2002. The domestic distribution of moissanite expanded into additional retail stores and home shopping channels. Domestic sales increased from approximately 82% of total sales in 2001 to 86% of total sales in 2002. In 2003, we continued to expend the majority of our resources on the domestic market, which were 85% of total sales, while investing in certain international markets that we believe show the most long-term potential. We remained profitable during 2003, achieving our primary goal, on 4% sales growth. Our management believes that our current infrastructure and stage of product development can support a significant growth in sales. Our goal for 2004 is to increase sales while remaining profitable.

The Jewelry Market*

In 2003, the consumer market for fine jewelry sales in the United States was approximately $45.0 billion. Worldwide jewelry sales have historically been 2.5 times greater than sales in the U.S.

Diamond Jewelry. In 2003, diamond jewelry sales in the U.S. were $28.8 billion. Over 90% of the diamond jewelry pieces sold domestically used settings other than engagement rings (i.e., pendants, bracelets, other rings, earrings, etc.).

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

*	Information in this section derived from Rapaport Research Report.

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

Products and Product Development

Moissanite Jewels. We primarily sell near-colorless moissanite jewels cut in a variety of shapes including round, princess, radiant, oval, marquise, heart, cushion, square brilliant, pear and trillion shapes in sizes ranging from 2 to 10mm (approximately .03 to 3.1 carats). We distribute a limited quantity of green moissanite jewels to evaluate the market potential of colored moissanite. We may elect to offer, from time to time, additional cuts, sizes and colors of moissanite jewels.

Amended and Restated Exclusive Supply Agreement with Cree. On June 6, 1997, we entered into an Amended and Restated Exclusive Supply Agreement (Exclusive Supply Agreement) with Cree pursuant to which we have agreed to purchase from Cree at least 50%, by dollar volume, of our SiC crystal requirements for the production of gemstones in each calendar quarter during the term of the Agreement and Cree has agreed to supply this amount of crystals to us. Although we are obligated to purchase only

50% of our requirements from Cree, we do not believe there are currently any other alternative sources of supply for SiC crystals suitable for gemstones. Therefore, at the present time, we are dependent on Cree as our sole source of supply of lab-grown SiC crystals. Under the Exclusive Supply Agreement, Cree has agreed not to sell SiC crystals for gemstone applications to anyone other than us. In December 2003, we agreed with Cree on a framework for purchases during 2004. We are obligated to purchase a minimum quantity of usable material on a quarterly basis if Cree meets certain minimum quality levels. For each quarter during 2004, we have committed to purchase between $400,000 and $1,600,000 of raw material depending upon the quality of material received. If Cree’s material quality is consistent with that received in 2003, which was better than the quality produced in previous years, future purchases are expected to be at the high end of this range. We purchased $6.0 million of material during 2003.

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

Amended and Restated Development Agreement with Cree. On July 1, 1998, we entered into an Amended and Restated Development Agreement (Development Agreement) with Cree in order to increase the yield of useable material in each SiC crystal manufactured by Cree for use in the production of moissanite jewels. In June 1998, Cree began to produce two-inch crystals, and in March 1999 Cree produced a three-inch crystal meeting mutually agreed upon volumes of useable material. A three-inch crystal can produce approximately twice as many moissanite jewels as a two-inch crystal with the same percentage yield of useable material. The Development Agreement established performance milestones, primarily focused on yield improvement, and contemplated that we, along with Cree, would revise the performance milestones annually to provide both parties with more flexibility to pursue further color and yield improvements on both two-inch and three-inch diameter crystals. Our funding obligations under the Development Agreement terminated on December 31, 2002. We did not spend any funds under the Development Agreement with Cree in the three years ended December 31, 2003.

Moissanite/Diamond Test Instrument. Jewelry industry employees commonly rely on gemstone test instruments using thermal properties to distinguish diamond from other gemstones or diamond simulants such as synthetic cubic zirconia. Because the thermal properties of moissanite jewels are relatively close to those of diamond, such instruments cannot reliably differentiate between diamond and moissanite jewels. Although gemologists trained in the physical properties of moissanite jewels may find a number of ways to distinguish moissanite from diamond, we believed that a moissanite/diamond test instrument had to be available to jewelers and pawnbrokers to help prevent fraud. We introduced our moissanite/diamond test instrument, the Tester Model 590, which distinguishes moissanite jewels from diamonds in the colors and clarities most commonly sold by retail jewelers. We have achieved our goal of assuring a reliable means for the jewelry industry to distinguish moissanite from diamond. Therefore, during 2002, we sold our entire tester inventory and licensed the related patents to a major customer, who will handle the future manufacture and distribution of testers.

GeoLink. On December 15, 2003, we announced that we entered into a Memorandum of Understanding (“MOU”) with GeoLink™ Technologies of Oxnard Shores, CA to supply faceted moissanite jewels and provide technical support to GeoLink™ through 2005 in connection with the use of moissanite jewels in its development and commercialization of pervasive mobile ultra-high capacity optical/laser phased array communications data-links. While testing is currently taking place for the government/military market, GeoLink™ is also working on adaptations and advances of this technology for the commercial, industrial and non-military governmental, and maritime markets.

The MOU gives GeoLink™ worldwide exclusive rights for the use of moissanite jewels for GeoLink’s application areas, while GeoLink™ has agreed to meet certain minimum annual moissanite purchasing requirements commencing in July 2004. While the required minimum purchases through 2005 are not material for Charles & Colvard, they do represent incremental sales and the opportunity for Charles & Colvard to add a new dimension to, and expand the scope of, its business. The MOU provides for the parties to negotiate a long-term supply agreement during the development phase of the relationship.

Intellectual Property

Intellectual Property of the Company. We have U.S. product and method patents for moissanite jewels, expiring in 2015, under which we have broad, exclusive rights to manufacture, use and sell moissanite jewels in the United States. We have pending applications for these same patents in a number of foreign jurisdictions. In addition, we have a U.S. apparatus and method patent for the Tester Model 590, expiring in 2016, that covers the physical structure and the testing techniques employed in the Tester Model 590. This patent gives us exclusive rights to manufacture and sell the Tester Model 590 in the United States. As discussed above, we sold our entire test instrument inventory in 2002 and do not expect to manufacture any additional test instruments. We also have other patents and patent applications pending related to certain methods of producing moissanite jewels and related technologies. In addition, we have certain trademarks and pending trademark applications that support the Charles & Colvard moissanite branding strategy. Although we intend to enforce our patent and trademark rights and vigorously prosecute all our patent applications, we cannot be sure that such actions will be successful, that any additional patents will be issued, that any issued patent will not be challenged, invalidated or circumvented or that any issued patent will have any competitive or commercial value.

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

Designing Shapes with Proportions Unique to Moissanite Jewels. Maximizing the light reflected from a faceted moissanite jewel requires the design of shapes with unique proportions and angles. We create proprietary designs, using computer modeling, to display the maximum light reflection based on the optical properties (i.e., refractive index, dispersion and luster) of moissanite jewels. The first shape we developed applying these computer models was a unique version of the round brilliant cut. Most recently, we have designed castle, square brilliant and baguette shapes. We believe these proprietary designs are the basis for the superior optical performance quality observed in faceted moissanite jewels.

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

Faceting Moissanite Jewels. The faceting of preforms is a critical stage in obtaining quality jewels. The techniques and skills used in faceting moissanite jewels differ somewhat from those used in faceting diamonds and other gemstones. We currently outsource the faceting of our moissanite jewels, other than faceting for research and product development purposes, which we conduct internally. We have two suppliers of volume faceting services, which are both located in Asia, and we have been satisfied with the capabilities and performance of these suppliers. During 2004, we intend to continue to outsource faceting services to these existing suppliers, and we will depend on their ability to provide an adequate quantity of quality faceted moissanite jewels. We cannot be sure that they will be able to continue to produce our quality specifications for faceting and meet our quantity and time requirements.

In 1997, we entered into a multi-year agreement with our primary supplier of faceting services, John M. Bachman, Inc. (JMB). Pursuant to this agreement and related amendments, we advanced $380,000 to JMB to expand the production facilities of its affiliate which facets our moissanite jewel preforms. This advance was completely repaid in 2001. We have a right of first refusal to acquire any excess gemstone cutting capacity from JMB’s affiliate and any equity securities offered by JMB or its affiliate. Our agreement with JMB expires December 31, 2004; however, we have the right to terminate the agreement at any time upon 90 days written notice. Under this agreement, JMB has agreed to grant, and to cause its affiliates to grant, to us a perpetual, non-exclusive, royalty-free license to use any inventions or proprietary information developed by or for JMB or its affiliates that is useful in the faceting of moissanite jewels. The Company intends to negotiate an extension of its agreement with JMB. If no extension is agreed upon, management believes that alternative suppliers of faceting services are available. In April 2002, we purchased from JMB 200 used custom faceting machines for $60,000, in order to ensure that the machines are available in the event we have increased faceting requirements. JMB has agreed to store and maintain these machines and to repurchase the machines from us if higher faceting levels are required. If our agreement with JMB is extended, we anticipate reaching those increased monthly faceting levels within the next few years and expect JMB to begin repurchasing the machines at a price of $300 per machine.

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

Marketing and Distribution

Marketing

Domestic. Beginning late in the first quarter of 2002, we executed a global marketing strategy focusing on advertising to our target consumer in the United States. In mid-fourth quarter 2002, we conducted a two-phase marketing research project aimed at further defining our primary U.S. target market and canvassing the opinions and buying attitudes of women who purchase jewelry. We narrowed our primary market and re-defined it to consist of self-purchasing, women between the ages of 35 and 55, with an annual income of at least US$45,000 (if married, combined household income of $75,000). In 2003, we focused on consumer print advertising in high-end consumer magazines with ads placed in fashion publications with United States and Asian distribution. We expect to continue those consumer fashion ads through 2004.

We believe our marketing and advertising continued to strengthen the image and reputation of our brand, Charles & Colvard, and our product, moissanite. In late fourth quarter 2002 and throughout 2003 our advertising message to the jewelry trade focused on moissanite jewelry being a new product category and the business opportunity (new customer base – the self-purchasing woman, higher average retail ticket sales, product differentiation, higher profit margins, and a new source of revenue) it represented to both retailers and manufacturers. We believe that no other gem material occupies the newly identified marketing niche called “reward for achievement” jewelry specifically focused on women self-purchasers. Diamond occupies the market of jewelry symbolizing romance and a gift of love. Charles & Colvard will continue focusing its main message as the perfect reward for a woman’s achievement (large or small, personal or professional) to its primary market, the self-purchasing woman.

We continued to support our existing customers and moissanite retailers with marketing collateral, advertising, and public relations efforts. We believe that this marketing and advertising program resulted in a consistent and positive message for moissanite and set the stage for our future public relations and marketing efforts, positioning moissanite as a new product category in the jewelry industry and a unique and desirable jewel for consumers.

In the fourth quarter of 2003, we created a series of outdoor advertising billboards and duratrans tagged with specific retailers and store locations. We plan to continue supporting our retailers with outdoor advertising, listing them in our consumer fashion ads, and supplying them with marketing tools to increase their moissanite jewelry sales.

Public relations activities are an important component of our marketing strategy and are integral to supporting the launch of new moissanite retailers. Our key public relations activities in 2003 included the following:

•	Generating coverage in fashion, jewelry industry trade, and general national press.

•	Developing new stories to be carried on local television news programs and local newspaper markets throughout the U.S.

•	Capitalizing on public relations activities that promote both Charles & Colvard as a brand, and moissanite as product, to include but not limited to sponsorships.

Our domestic marketing goal for 2004 is to create more consumer impressions for Charles & Colvard created moissanite than were achieved in 2003 (without significantly increasing the public relations budget) and thereby increasing the overall public’s and our primary market’s moissanite awareness and desire to purchase. We will focus primarily on public relations programs specifically targeted to reach our primary market, the self-purchasing, independent decision-making, woman, between the ages of 35 and 55, with an annual income of at least $45,000 who takes pride in her achievements, is fashion conscious, influenced by style, and aspires to enrich her lifestyle.

We have also implemented focused advertising using a new consumer lifestyle image advertisement which debuted in 2003 in a mix of fashion publications that included: Elle, InStyle, Marie Claire, Vanity Fair, and Vogue. While the selection of publications chosen may vary in the future, this consumer campaign will continue throughout 2004.

In 2004, Charles & Colvard will continue to advertise in jewelry trade publications such as JCK, Modern Jeweler, and National Jeweler. We will continue to promote the message of moissanite being a new product category and its unique business opportunity (new customer base – the self-purchasing woman, higher average retail ticket sales, higher profit margins, and a new source of revenue) to the retailer.

International. Internationally, we work with our distributors to develop advertising and marketing campaigns targeting specific geographic regions, building on the marketing images, strategies, and themes developed in the United States. Pursuant to our international distribution agreements, we provide incentives to our customers to use advertising that supports the brand image for moissanite created by Charles & Colvard. We may provide other advertising and promotion incentives in international markets to increase jewelry trade and consumer awareness.

Trade Shows. Charles & Colvard will continue to participate in jewelry trade shows as an exhibitor. With a new domestic U.S. exhibition booth in 2003, we exhibited in the Manufacturing Jewelers and Suppliers of America (MJSA) Expo in New York and our new international booth debuted at the Basel 2003 Worldwide Watch and Jewellery Show in Switzerland. Also in 2003, we participated in the VicenzaOro Show in Italy, and attended the JCK Show in Orlando and the Jewelers of America Show in New York. As of March 2004, we exhibited at VicenzaOro in Italy, the JCK Show Phoenix, and MJSA Expo in New York. We also plan to exhibit at BaselWorld 2004, the JCK Las Vegas, The Hong Kong Jewellery Show and a host of other international jewelry trade shows.

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

By the end of 1999, 237 domestic independent jewelers were carrying Charles & Colvard created moissanite. Sales in 1999 to our independent jewelers totaled approximately $4.1 million. In order to more rapidly expand the distribution of moissanite, in May 2000 we transitioned from selling moissanite jewels directly to independent retail jewelers to allowing independent retail jewelers to access loose moissanite jewels and moissanite jewelry through respected, established jewelry distributors. We have entered into distribution agreements for North America with two large distributors, Stuller Settings, Inc. (Stuller) and Rio Grande, and certain jewelry manufacturers. Established in 1970, Stuller is one of the world’s largest suppliers of jewelry-related products, providing over 100,000 different items to the jewelry industry. Through its innovative manufacturing and distribution techniques, Stuller provides timely delivery of its products to over 40,000 retail jewelry customers, primarily in North America. Stuller’s products include findings (jewelry ready to have a gemstone mounted in it), finished jewelry, loose diamonds, colored gemstones, tools and supplies and metals. In December 2003, the Company agreed with Stuller that it would not add an additional distributor of loose moissanite jewels during 2004. Rio Grande was started over 50 years ago and is a respected industry leader in jewelry manufacture and distribution. Rio Grande carries over 24,000 products for the jewelry trade, and the Rio Grande Gems & Findings catalog is the largest catalog of its type in the world. Rio Grande’s customer base consists primarily of manufacturers of jewelry from independent jewelers that create custom jewelry to the largest manufacturers of jewelry in North America.

Additionally, we have entered into arrangements with several jewelry manufacturers, most notably K&G Creations, that design and manufacture lines of jewelry containing moissanite jewels. We have granted these jewelry manufacturers non-exclusive rights to sell their lines of jewelry to independent retail jewelers as well as jewelry store chains and department stores that meet certain predetermined criteria. Jewelry retailers have access to loose moissanite jewels from Stuller and Rio Grande and to jewelry containing moissanite jewels from Stuller, K&G Creations, and other jewelry manufacturers.

Our two largest customers, K&G Creations and Stuller, accounted for 44% and 23%, respectively, of our sales during 2003. While we believe our current relationship with these customers is good, and alternate manufacturers and distributors are available to serve their customer base, a loss of these customers could cause a material adverse effect on our results of operations in a particular period.

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

As our retail customer base has grown and we have gained distribution with prominent regional and national outlets, we believe we are beginning to see the benefit of our distribution model. By combining the manufacturers’ strength of jewelry design and program execution with our beautiful jewel, our distribution message is that we can provide a compelling revenue pipeline to retailers. Several manufacturers have successfully introduced moissanite with multi-door chains. In 2002, we supported our partners efforts in expanding and developing distribution with several notable retailers. These include but are not limited to ShopNBC, Shop At Home, Landau, Army Air Force Exchange System (AAFES), and Morgan Jewelers. In 2003, we supported additional traditional retailer test distributions at Kings Jewelers and Carlyle & Company, as well as a number of other retailers. The majority of the organizations that conducted tests in 2003 are planning rollouts in 2004, which should have a favorable impact on sales. Additional test distribution programs are being planned in 2004. The most notable tests currently scheduled are in 15 stores in the 125-store Samuel Jewelers, Inc. chain and a 16 store test in the Lifestyle Jewelry chain in the United Arab Emirates and China.

We believe that we have developed a testing template that can enable us to gain distribution. Generally, we seek to participate with the retailers in training their sales and marketing personnel in moissanite sales positioning and strategies and in working with them to create focused advertising and promotional efforts to publicize “trunk shows” and other special sales events at the test store locations.

We believe that our sales on television shopping channels demonstrate that the consumer understands the value and beauty of our jewel. As a result, we have seen increased interest from key traditional jewelry retailers. We believe that we can achieve long-term growth as we introduce this jewel into the traditional jewelry channels of distribution such as King’s and Carlyle.

We will also continue to seek other “non-traditional” channels such as catalog, showrooms, mass-market discounters, price clubs, mail order, TV shopping channels, Internet, department store, specialty stores and mass retail. A test on HSN.com was begun in December 2003. The growing consumer acceptance of moissanite would allow Charles and Colvard to expand into these various channels. As we expand, we will manage the issues surrounding the multiple channel distribution method with the need for a consistent brand-building program.

Aggregate domestic sales were equal to approximately $14.7 million, $14.2 million, and $9.4 million in 2003, 2002 and 2001, respectively. We plan to add additional sales professionals in 2004 to focus on new business development. The additional personnel will enable us to increase our presence at trade shows and other important sales opportunities.

International. We currently distribute moissanite jewels in substantially all of Western Europe and certain territories in Southeast Asia. We have approximately forty international distributors and intend to increase this number. All sales to international customers are denominated in U.S. dollars. Generally, we require full payment before merchandise is shipped to these customers. However, once a customer has established a purchase history, we may grant net 30 day payment terms to our international customers. Export sales aggregated approximately $2.6 million, $2.3 million, and $2.1 million, in 2003, 2002, and 2001, respectively.

Similar to the US, we have begun distributing through TV retailers internationally. Specifically in the UK, we have developed a partnership with a leading manufacturer and with Ideal World Shopping channel. In June 2003 moissanite began being sold on Eastern Home Shopping Network in Taiwan. We believe that we are positioned for future growth in this distribution channel.

We have also continued our investment in the Asian market. Our Hong Kong office is working on obtaining business relationships that will expand our distribution. A multi-pronged distribution approach, including manufacturers, retailers and Company owned moissanite only retail stores, is positioning Charles and Colvard for greater consumer and jewelry industry awareness.

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

Although we believe that our products have a proprietary position, we could face competition from other companies that develop competing SiC technologies. Some of these technologies could be developed by producers of SiC used for other industrial applications. Manufacturers of industrial SiC products include The Carborundum Corporation, for abrasive uses, and Cree, Siemens AG, Okmetic, Inc., Bridgestone, ABB and Northrup Grumman Corporation, for semiconductor uses. We believe that Cree is currently the only supplier of SiC crystals in colors, sizes and volumes suitable for gemstone applications, and we believe that the patents owned or pending by Cree or us provide substantial technological, legal and cost barriers to other companies’ development of near-colorless moissanite jewels. It is possible, however, that these or other producers of SiC could develop SiC crystals suitable for gemstone applications and produce moissanite jewels until we could obtain judicial enforcement of our patent rights.

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

We intend to compete primarily on the basis that the unique qualities of our moissanite jewels are distinct from all other jewels based on their fire, brilliance, luster and durability. In addition, we believe that the Charles & Colvard created moissanite brand, which is being developed pursuant to our marketing program, can create a long-term competitive advantage for our products. Additionally, we believe that moissanite jewels have a significant cost advantage over other fine gemstones, especially in the one-carat size and larger. Our competitive success depends on the following:

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

Employees

At February 27, 2004, we had 52 employees. We believe that our future prospects will depend, in part, on our ability to retain our current employees and to obtain additional management, marketing, sales, manufacturing, scientific and technical personnel. Competition for such personnel is substantial, and the number of persons with relevant experience is limited. None of our employees is represented by a labor union. We believe that our employee relations are good.

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

We have a limited operating history which may impact our ability to achieve market acceptance of our products and our ability to produce our products. We have a limited operating history and are in the early stages of commercializing moissanite jewels, building consumer brand awareness and growing distribution channels for our jewels. The timing or existence of any significantly increased revenues is dependent on market acceptance of moissanite jewels and increasing distribution and sales. Our business may also be subject to risks inherent in rapid increases in sales and production levels. Likewise, our products are subject to risks inherent in the development and marketing of new products, including unforeseen design, manufacturing or other problems or failure to develop market acceptance. Failure by us to expand distribution and achieve market acceptance of our products or to develop the ability to produce our products in higher quantities and qualities would have a material adverse effect on our business, operating results and financial condition. Accordingly, our prospects must be considered in light of the risks and difficulties frequently encountered by companies in their early stage of development, particularly technology-based companies, operating in the early stages of manufacturing and distributing unproven products.

Our future financial performance depends upon continued growth and consumer acceptance of our products. We believe that many retail jewelers and most consumers are not generally aware of the existence and attributes of moissanite jewels. The market for moissanite jewels among retail jewelers and consumers is in the early stages of development, as we shipped approximately 97,000 carats during the year ended December 31, 2003. The degree of future market acceptance and demand are subject to a significant amount of uncertainty. Our future financial performance will depend upon greater consumer acceptance of the Company’s moissanite jewels as distinct from all other jewels based on their fire, brilliance, luster, durability and rarity. In addition, consumer acceptance may be impacted by retail jewelers’ and jewelry manufacturers’ acceptance of moissanite jewels. We market loose jewels which jewelry distributors, manufacturers and retailers set in jewelry and in turn distribute or sell to consumers.

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

We are substantially dependent on the distribution of our jewels in North America through K&G Creations (a jewelry manufacturer and distributor) and Stuller Settings, Inc. as well as a limited number of other distributors and jewelry manufacturers. In March 2000, we entered into distribution agreements with two of the largest national wholesale distributors, Stuller Settings, Inc. and Rio Grande, for distribution of moissanite jewels throughout the entire North American market. In 2001 and after, we entered into sales agreements with a limited number of jewelry manufacturers. There is no assurance, however, that our distribution arrangements with Stuller and our sales agreements with manufacturers, such as K&G Creations, will sufficiently increase sales in North America. We anticipate that the majority of the moissanite jewels that we sell in North America will be distributed through K&G Creations and Stuller as well as our other manufacturers, and therefore, we are substantially dependent upon these companies for distribution of moissanite jewels in North America.

A prolonged economic downturn and the uncertainties caused by war and terrorism could adversely affect our operations. Purchases of jewelry, including purchases of our products, may be affected by any prolonged, negative trends in the general economy that adversely affect consumer spending. Any reduction in consumer confidence or disposable income may adversely affect jewelry companies, in general, and our Company, in particular, more significantly than companies that rely less on discretionary consumer spending. Further, the affect that war and possible additional terrorist attacks may have on consumers and the economies of the United States, as well as other countries in which our products are sold, is unpredictable and uncertain. Any significant reduction in demand for our products would have a material adverse affect on our results of operations and could, if it continued, have a material adverse affect on our financial condition.

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

Available Information

Our internet website is www.moissanite.com or www.charlesandcolvard.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

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

We also have five leases associated with our companies in Hong Kong and China. Two of these leases are for general office space and the other three leases are for retail establishments. These leases expire at various dates from December 2004 to August 2006.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

On October 22, 2003, we announced the settlement of all claims made by C. Eric Hunter and his wife, Jocelyn Hunter, in their lawsuit against Charles & Colvard. The terms of the settlement are confidential, but excluding attorneys’ fees, will not have any impact on Charles & Colvard’s results of operations. At the time of the settlement, Eric Hunter issued a statement to the effect that, after extensive investigations, the plaintiffs had concluded that the Company is not accountable for the misconduct that gave rise to the lawsuit. Charles & Colvard expensed, in the aggregate, approximately $280,000 of attorneys’ fees and other litigation costs in the third and fourth quarters of 2003. The suit was originally filed against the Company and Jeff Hunter, the Company’s former CEO and Eric Hunter’s brother, on June 17, 2003 in the U.S. District Court for the Middle District of North Carolina. The plaintiffs alleged fraud and other actionable conduct in violation of the Securities Act of 1933 as well as other unspecified federal laws and regulations, breach of contract, breach of fiduciary duty (with respect to defendant Jeff Hunter) and unfair and deceptive trade practices. In particular, among other claims, the plaintiffs alleged that Jeff Hunter, acting as CEO of the Company, along with Neal Hunter, Chairman of Cree, Inc., entered into a “side agreement” between the Company and Cree, Inc. whereby the Company was compelled to take unlimited amounts of moissanite (also known as silicon carbide (SiC) crystals) from Cree, Inc., in an effort to artificially augment the operating income of Cree, Inc., and that the Company did not properly disclose the existence of such agreement. Plaintiff Eric Hunter also alleged that he was entitled to receive royalty payments under a license agreement between he and the Company concerning certain patents used in the manufacture of SiC crystals, and that the Company failed to make such payments in breach of the agreement. The plaintiffs further alleged that defendant Jeff Hunter breached the fiduciary duty owed to the shareholders of the Company. Finally, the plaintiffs alleged that each of the foregoing transactions were unfair business acts in or affecting commerce, in violation of N.C. Gen. Stat. Sections 75-1.1.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

Part II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the NASDAQ National Market under the symbol “CTHR.” The following table presents, for the periods indicated, the high and low sales prices of our common stock, as reported by the NASDAQ National Market. As of February 27, 2004 there were 243 shareholders of record of the common stock.

	2003		2002
	High	Low	High	Low
First Quarter	$5.55	$3.83	$5.36	$1.54
Second Quarter	4.95	3.05	6.09	3.70
Third Quarter	5.39	3.63	4.81	3.07
Fourth Quarter	6.23	3.87	6.52	3.66

We have never paid dividends on our capital stock. We intend to retain earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

In 2001, the Company engaged Tatum CFO Partners, LLC (“Tatum”) to provide temporary financial management services. As partial consideration for such services, Tatum received an option to purchase a total of 2,500 shares of Common Stock at an option price of $1.04 per share, which option became exercisable in 33.3% installments over three years. Pursuant to the option, Tatum purchased 208 shares on August 14, 2002 and an additional 208 shares on August 29, 2003. The Company granted the option and issued the shares pursuant to an exemption provided from the registration provisions of the Securities Act of 1933, as amended (the “1933 Act”), provided by Section 4(2) thereof. The shares purchased pursuant to the option were mistakenly issued without restrictive legends, as if they had been issued pursuant to the Company’s 1997 Omnibus Stock Plan, and Tatum subsequently resold these 416 shares in ordinary brokerage transactions. Any shares issued in the future pursuant to the option will bear restrictive legends to the effect that any subsequent transfer will require registration under the 1933 Act or an opinion of counsel or other assurances reasonably satisfactory to the Company that the shares can be transferred pursuant to an applicable exemption from the 1933 Act.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2003 with respect to compensation plans under which our equity securities are authorized for issuance.

Plan Category	(A) Number of Securities To be Issued upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (1)
Equity Compensation Plans Approved by Security Holders	1,585,863	$6.31	1,056,993
Equity Compensation Plans Not Approved by Security Holders	—	$—	—

Total	1,585,863	$6.31	1,056,993

(1)	The 1997 Omnibus Stock Plan of Charles & Colvard, Ltd. includes an “evergreen” or “replenishment” formula which provides that the number of sales authorized for issuance may be increased from time to time to 20% of the authorized and issued shares of Common Stock less the number of shares granted under the 1996 Stock Option Plan of C3, Inc. or any other prior stock plan. The shares shown in column (C) may be the subject of awards other than options, warrants or rights under the 1997 Omnibus Plan.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected statement of operations data for the years ended December 31, 2003, 2002 and 2001, and the selected balance sheet data at December 31, 2003 and 2002 have been derived from, and are qualified by reference to, our financial statements included elsewhere in this report which have been audited by Deloitte & Touche LLP, independent auditors. The selected statement of operations data for the years ended December 31, 2000 and 1999 and the selected balance sheet data at December 31, 2001, 2000 and 1999 have been derived from audited financial statements not included herein. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements and Notes thereto included elsewhere in this report.

CHARLES & COLVARD, LTD. (FORMERLY C3, INC.)

	Year Ended December 31,
	2003	2002	2001	2000	1999
Statements of Operations Data
Net sales	$17,240,383	$16,513,515	$11,505,129	$12,795,125	$12,272,907
Cost of goods sold	6,575,931	6,586,925	5,137,630	5,828,319	6,405,887

Gross profit	10,664,452	9,926,590	6,367,499	6,966,806	5,867,020

Operating expenses:
Marketing and sales	6,080,829	4,967,215	3,222,743	9,348,272	6,410,042
General and administrative (1)	2,462,404	2,401,087	2,104,180	3,372,083	3,039,595
Research and development	26,702	7,259	21,977	1,439,526	2,710,692
Other	—	(450)	119,460	313,538	—

Total operating expenses	8,569,935	7,375,111	5,468,360	14,473,419	12,160,329

Operating income (loss)	2,094,517	2,551,479	899,139	(7,506,613)	(6,293,309)

Interest income, net	112,359	199,084	325,596	428,081	1,141,626

Income (loss) before taxes	2,206,876	2,750,563	1,224,735	(7,078,532)	(5,151,683)

Income tax expense (benefit) (2)	1,163,501	(6,657,874)	—	—	—

Net income (loss)	$1,043,375	$9,408,437	$1,224,735	$(7,078,532)	$(5,151,683)

Net income (loss) per share
Basic	$0.08	$0.70	$0.10	$(0.99)	$(0.73)

Diluted	$0.08	$0.69	$0.10	$(0.99)	$(0.73)

Weighted-average common shares
Basic	13,228,758	13,355,027	12,546,108	7,167,088	7,040,891

Diluted	13,544,616	13,644,177	12,555,630	7,167,088	7,040,891

	December 31,
	2003	2002	2001	2000	1999
Balance Sheet Data
Cash and equivalents	$11,559,123	$13,282,245	$10,236,319	$3,826,402	$13,161,665
Working capital	37,745,292	36,236,017	33,444,926	25,937,806	26,709,142
Total assets	46,447,288	45,948,762	35,241,930	29,607,994	36,780,902
Long term debt	—	—	—	—	—
Shareholders’ equity	44,123,957	43,751,551	34,077,776	26,859,784	33,494,143

1.	Compensation expense related to the issuance of stock options for 2003, 2002, 2001, 2000 and 1999 was $34,283, $92,497, $37,262, $149,368, and $282,572 respectively. See Note 7 of Notes to Financial Statements.
2.	The Company recorded a one-time $6.7 million non-operating and non-cash addition to earnings during 2002, due to the expected realization of deferred tax assets. See Note 8 of Notes to Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

All statements, trend analysis and other information contained in the following discussion relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements, including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect” and “intend” and other similar expressions constitute forward-looking statements. Our business is subject to business and economic risks and uncertainties, and our actual results of operations may differ materially from those expressed or implied in the forward-looking statements. The following discussion and the Section in Item 1 of this report entitled “Business Risks” describes some, but not all, of the factors that could cause these differences.

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

In March 2000, we entered into distribution agreements with Stuller Settings, Inc. (Stuller) and Rio Grande, two of the largest suppliers of jewelry-related products to the jewelry industry, for the North American distribution of moissanite. We have also entered into several agreements with domestic jewelry manufacturers, including K&G Creations, which is currently our largest customer. Through these agreements with Stuller, Rio Grande and jewelry manufacturers and the brand awareness created by our marketing program, we have sought to rapidly increase the introduction of moissanite into the domestic jewelry market while maintaining average selling prices. Although these new distribution and marketing strategies enabled us to achieve profitability in the three years ended December 31, 2003, we have no assurance that they will be successful in the long-term.

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

In 2001, we dramatically cut marketing and sales expenses, primarily by discontinuing significant advertising and promotion expenses in favor of lower cost public relations and media editorial initiatives. Additionally, we lowered general and administrative costs through personnel reductions, and we realized significant savings by suspending all research and development efforts with Cree. Domestic sales accounted for approximately 82% of total sales in 2001 as we concentrated on growing our domestic business. Domestic distribution of moissanite expanded in 2001 into additional retail stores, including our first retail jewelry chain. Catalog sales of moissanite jewelry expanded significantly. We demonstrated that with appropriate product mix and product positioning, home shopping channels were a viable distribution channel for jewelry featuring moissanite. Primarily as a result of these efforts, we became profitable and generated positive cash flow from operations in 2001.

During 2002, we continued our focus on the domestic market, while investing limited resources in certain international markets that show the most potential. Our sales were 44% higher than sales in 2001 with sustained profitability and positive cash flow. In 2003, we increased our sales & marketing expenses to expand product awareness and accelerate sales growth. The majority of the increased expenses were focused on the domestic market, and we also increased our marketing and sales investment in Hong Kong & China. Our sales were 4% higher in 2003 over 2002. We hope that our increased investment in sales & marketing expenses leads to an increased growth rate in 2004 and beyond. Although our goals for 2004 are to continue increasing sales while sustaining profitability, we cannot be sure that either goal will be achieved.

Results of Operations

The following table is intended to illustrate a tabular analysis of certain Consolidated Statement of Operations data as a percentage of sales for all periods presented. A detailed explanation of our results of operations follows this table.

	Year Ended December 31,
	2003		2002		2001
Sales	100%	$17,240,383	100%	$16,513,515	100%	$11,505,129
Gross Profit	62%	10,664,452	60%	9,926,590	55%	6,367,499
Marketing & Sales expenses	35%	6,080,829	30%	4,967,215	28%	3,222,743
G&A expenses	14%	2,462,404	15%	2,401,087	18%	2,104,180
Operating Income	12%	2,094,517	15%	2,551,479	8%	899,139

Year ended December 31, 2003 compared with Year ended December 31, 2002.

Net sales were $17,240,383 for the year ended December 31, 2003 compared to $16,513,515 for the year ended December 31, 2002, an increase of $726,868 or 4%. Although shipments of moissanite jewels decreased by 1% in 2003 to approximately 97,000 carats from 98,000 carats in 2002, sales increased due to a 4% increase in the average selling price per carat. The average selling price per carat increased primarily due to a product mix in which a greater percentage of larger size jewels, which have a higher price per carat, were sold. Domestic sales accounted for approximately 85% of sales in 2003 and 86% in 2002. Domestic carat shipments in 2003 decreased by 1% and international carat shipments were flat.

The decrease in domestic carat shipments during 2003 is due to decreased hours of moissanite sales broadcasting on the television shopping channel ShopNBC. ShopNBC announced, starting in February 2003, their intention to decrease jewelry as a percentage of total sales. Other domestic retail outlets showed sales growth in the moissanite category. Our two largest customers, K&G Creations and Stuller, accounted for 44% and 23%, respectively, of our sales during 2003. K&G Creations, a domestic manufacturing customer, provides moissanite jewels and jewelry to a large and diversified customer base, including television shopping channels and traditional retail stores. Stuller, the largest supplier to domestic independent jewelers, provides both moissanite jewels and a limited line of moissanite jewelry to its customers. While we believe our current relationship with these customers is good, and alternate manufacturers and distributors are available to serve their customer base, a loss of these customers could cause a material adverse effect on our results of operations in a particular period.

Increased international sales into Taiwan and Vietnam were offset by a sales decrease into England. The increase in Taiwan can be attributed to the successful introduction of moissanite on a television shopping channel and the increase in Vietnam is due to the opening of a moissanite only store in that country. The reduced England sales were caused by a de-emphasis of moissanite by our English manufacturer. In 2004, we have received indications from this manufacturer that it intends to re-emphasize moissanite.

Our gross profit margin was 61.9% for the year ended December 31, 2003 compared to 60.1% for the year ended December 31, 2002. The gross margin percentage in 2002 was negatively impacted by the establishment of a $400,000 lower of cost or market reserve. See “Critical Accounting Policies and Estimates” for an explanation of this reserve. Our gross margin percentage for 2002 would have been 62.5% ignoring the effect of this inventory reserve. The gross margin percentage in 2003 was adversely affected by decreased yields of moissanite jewels from SiC crystals during the period being relieved from inventory (September 2000-April 2001) under our first in, first out accounting policy, partially offset by the 4% increase in the average selling price per carat. While the Company makes no prediction as to the future sales of moissanite jewels or the specific mix of sizes which will be sold, assuming a continuation of the Company’s sales levels and mix of sizes as experienced in 2003, the Company’s inventory costs for the periods being relieved under the Company’s first-in, first-out accounting during 2004 will trend lower than the costs relieved during 2003, with variations from quarter to quarter. Future gross margins will also fluctuate based upon our average selling price per carat.

Marketing and sales expenses were $6,080,829 for the year ended December 31, 2003 compared to $4,967,215 for the year ended December 31, 2002, an increase of $1,113,614 or 22%. As a percentage of sales, these expenses increased to 35% from 30% in 2002. The primary reason for the increase was our 2003 advertising campaign designed to support the new jewelry chains that are testing moissanite jewelry and to stimulate moissanite tests by other chains. Our campaign featured a new advertising message and expanded the placement of advertisements in fashion magazines and billboards. We incurred $326,000 of production costs associated with changing the look and feel of our advertising message. The increased number of advertisement placements resulted in $518,000 of increased costs over 2002. During 2003, we incurred $326,000 of increased marketing and sales costs over 2002 associated with the expansion of our offices in Hong Kong and China. The increases discussed above were partially offset by a $213,000 decrease in our co-op advertising expense. Our co-op advertising program reimburses a portion of our customers’ marketing costs based on the amount of their purchases from us. The decrease in this expense during 2003 is due to the reduction in the amount of allowable credit given to one of our major customers. In 2004, we have budgeted approximately $4,000,000 in advertising costs ($600,000 more than in 2003) and expect to continue our strategy of long-term marketing and sales investments into Hong Kong and China.

General and administrative expenses were $2,462,404 for the year ended December 31, 2003 compared to $2,401,087 for the year ended December 31, 2002, an increase of $61,317 or 3%. Although there was an increase in these expenses, as a percentage of sales these expenses decreased to 14% from 15% in 2002. Increased professional fees of $400,000 were offset by decreased compensation costs of $408,000 pertaining to our Executive Compensation Plan. The primary reason for the increase in professional fees was legal fees of approximately $280,000 in 2003 related to the now settled litigation with C. Eric Hunter, one of the founders of the Company, and his wife, Jocelyn Hunter. Other than these legal fees, the settlement of the lawsuit did not have any material impact on our results of operations. The plaintiffs alleged fraud and other actionable conduct. Our Executive Compensation Plan was effective for 2003, however, no costs were recorded in 2003 as the Company did not meet its 2003 internal sales and profit goals.

Net interest income was $112,359 for the year ended December 31, 2003 compared to $199,084 for the year ended December 31, 2002, a decrease of $86,725 or 44%. This decrease resulted from a lower interest rate earned on our cash balances.

Income tax expense was $1,163,501 for the year ended December 31, 2003 compared to an income tax benefit of $6,657,874 for the year ended December 31, 2002, as discussed below. Our effective income tax rate for 2003 was 53%. This rate is higher than our statutory rate of 38.5% due to our inability to deduct currently $770,000 of non-U.S. operating losses.

As a result of sustained profitability in 2001 and 2002, we recorded a one-time $6,657,874 non-operating and non-cash addition to earnings in the fourth quarter of 2002 to reflect the expected future tax benefits from our deferred tax assets (primarily our net operating loss carryforwards). The benefit is due to the reversal of the deferred tax valuation allowance that existed in prior periods. We established a valuation allowance in prior periods due to the uncertainty of whether we would generate sufficient taxable income to realize the benefit of our deferred tax assets. We believe our sustained profitability in 2001 and 2002 was an indication that it became more likely than not that we would fully utilize our deferred tax assets. Recognition of this asset resulted in the recording of income tax expense in each quarter of 2003 and this expense will be recorded in all future profitable periods. However, U.S. federal income tax payments will only resume once the tax net operating loss carryforwards ($13.1 million at December 31, 2003) have been completely utilized or if alternative minimum taxes are applicable. Pro forma amounts are shown below to compare net income in 2003 vs. 2002, excluding this one-time gain and as if we had recorded U.S. income tax expense during 2002 utilizing a combined state and federal effective tax rate of 38.5% of U.S. taxable income. Management believes that this pro forma information is useful to investors in comparing results of operations on a U.S. tax equivalent basis.

	Year ended December 31,
	2003	2002
As reported:
Income before income tax expense	$2,206,876	$2,750,563
Income tax expense (benefit)	1,163,501	(6,657,874)

Net income	$1,043,375	$9,408,437

Net income per diluted share	$0.08	$0.69

	Year ended December 31,
		2002
Pro Forma:
Income before income tax expense		$2,750,563
Income tax expense (38.5% of U.S. taxable income)		1,287,639

Net income		$1,462,924

Net income per diluted share		$0.11

Year ended December 31, 2002 compared with Year ended December 31, 2001.

Net sales were $16,513,515 for the year ended December 31, 2002 compared to $11,505,129 for the year ended December 31, 2001, an increase of $5,008,386 or 44%. Shipments of moissanite jewels increased in 2002 to approximately 98,000 carats from 63,000 carats in 2001. Domestic carat shipments, which represented 85% of total shipments, increased by 63%, and international carat shipments increased by 26%. The average selling price per carat decreased by 7%, primarily due to increased sales of smaller jewels which have a lower price per carat. Increased domestic sales are primarily attributable to direct marketing efforts on the television shopping channels ShopNBC and the Shop At Home network. In addition, distribution has increased through our manufacturing partners at traditional retail stores. One of our domestic manufacturing customers, K&G Creations, accounted for approximately 42% of our sales during 2002, while another, Stuller Settings, Inc. accounted for 23% of 2002 sales. K&G Creations provides moissanite jewels and jewelry to a large and diversified customer base, including television shopping channels and traditional retail stores. International sales also increased due to increased sales through television shopping channels. Specifically, Ideal World and the infomercial company, Best Direct, began selling moissanite jewels in the United Kingdom in 2002. International sales also increased in Hong Kong, China, and Italy.

Our gross profit margin was 60.1% for the year ended December 31, 2002 compared to 55.3% for the year ended December 31, 2001. The increased gross margin percentage was primarily caused by improved yields of moissanite jewels from SiC crystals during the period being relieved from inventory (April 2000-August 2000) under our first in, first out accounting policy, partially offset by a 7% decrease in the average selling price per carat and the establishment of a $400,000 lower of cost or market reserve.

Marketing and sales expenses were $4,967,215 for the year ended December 31, 2002 compared to $3,222,743 for the year ended December 31, 2001, an increase of $1,744,472 or 54%. The increase resulted primarily from $720,000 of increased costs associated with our co-op advertising program, $400,000 of increased print media advertising, increased compensation (including costs associated with the hiring of two sales and marketing executives) and increased costs associated with our Hong Kong subsidiary. Our co-op advertising program, which reimburses a portion of our customers’ marketing costs based on the amount of their purchases from us, increased primarily as a result of higher sales to our customers. Our print media advertising expanded in 2002 into national magazines, jewelry trade publications, and newspapers in certain markets to support sales events. As a percentage of sales, marketing and sales expenses increased from 28% in 2001 to 30% in 2002.

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

For the year ended December 31, 2002, we recorded an income tax benefit of $6,657,874 as explained above. Pro forma amounts are shown below to compare the results of operations for 2002 and 2001, excluding this one-time gain and giving effect to income tax expense utilizing and effective tax rate of 38.5% of U.S. taxable income.

	Year Ended December 31,
	2002	2001
As reported:
Income before income tax expense	$2,750,563	$1,224,735
Income tax benefit	(6,657,874)	—

Net Income	$9,408,437	$1,224,735

Net Income per diluted share	$0.69	$0.10

Pro Forma:
Income before income tax expense	$2,750,563	$1,224,735
Income tax expense (38.5% of U.S. taxable income)	1,287,639	591,180

Net Income	$1,462,924	$633,555

Net Income per diluted share	$0.11	$0.05

Liquidity and Capital Resources

At December 31, 2003, we had $11.6 million of cash and cash equivalents and $37.7 million of working capital. Cash and inventory account for 89% of our current assets. Our principal sources of liquidity are cash on hand and cash generated by operations. During the year ended December 31, 2003, we used $908,761 of cash to fund operations. The major components of the cash used were a $1,700,667 increase in inventory and a $1,496,143 increase in receivables, offset by pretax income of $2,206,876. In addition, we used $168,387 of cash for capital expenditures and patent and license rights costs. The increase in inventories was primarily due to $6.0 million in raw material purchases during 2003, as described below. The increase in receivables is primarily due to a $620,000 increase during 2003 in “memo” sales, as well as the timing of cash receipts. Our receivables balance should increase in 2004 due to increasing sales and expanded use of “memo” sales. “Memo” sales are discussed in more detail below. See “Critical Accounting Policies and Estimates”.

In December 2003, we agreed with Cree on a framework for purchases for 2004. The Company is obligated to purchase a minimum quantity of usable material on a quarterly basis if Cree meets certain minimum quality levels. For each quarter during 2004, the Company has committed to purchase between $400,000 and $1,600,000 of raw material depending upon the quality of material received. If Cree’s material quality is consistent with that received in 2003, future purchases are expected to be at the high end of this range.

Our four-year Development Agreement with Cree, as amended, required us to fund a development program at Cree for $1.44 million annually through December 31, 2002. Our funding obligations under the Development Agreement were suspended from January 2001 through December 31, 2002, and the Agreement terminated at the end of 2002.

In September 2001, our Board of Directors authorized a common stock repurchase program. The program authorized management, in its discretion, to repurchase up to 1,300,000 shares of the Company’s common stock through open market or privately negotiated transactions at prices at or below prevailing prices. This program expired in September 2002. During 2001, the Company repurchased 76,000 shares at a cost of $1 per share from an affiliate of Chester L.F. Paulson. Chester L.F. Paulson was a director of the Company from May 2001 through May 2003. He is no longer a director of the Company. During 2002, the Company repurchased 57,800 shares at an average price of $3.88 under this program.

In October 2002, our Board of Directors authorized a follow-on repurchase program for up to 1,100,000 shares of the Company’s common stock. This program expired in September 2003. There were no shares repurchased during 2002 under the follow-on program. During 2003, we repurchased 163,300 shares of common stock at an average cost of $4.58 per share. Of this amount, 100,000 shares were repurchased from an affiliate of Chester L.F. Paulson, at an average purchase price of $4.58 per share.

In December 2003, the Board of Directors authorized a follow-on repurchase program for up to 900,000 shares of the Company’s common stock. As of December 31, 2003, there were no shares repurchased since the adoption of the follow-on program. Management will determine the time and extent of any future repurchases based on its evaluation of market conditions and other factors.

Based on our cash and cash equivalents and other working capital, management believes that our existing capital resources are adequate to satisfy our capital requirements for at least the next 12 months.

Contractual Obligations and Commercial Commitments

Our contractual obligations consist of our purchase commitments with Cree, the operating lease on our building and the operating leases for our companies in Hong Kong and China. Below are the amounts of these commitments in tabular form.

	Payments Due by Period
Contractual Obligations	Total		Less than 1 year	1-3 years	4-5 years	More than 5 years
Purchase Commitments	$6,400,000	(1)	$6,400,000	$—	$—	$—
Operating Leases	$330,000		$220,000	$110,000	$—	$—

(1)	During 2004, we are committed to purchase between $400,000 and $1,600,000 of raw material each quarter depending upon the quality of material received. If Cree’s material quality is consistent with that received in 2003, future purchases are expected to be at the high end of this range. The numbers in the table above are based on the high end of the range.

Net Operating Loss Carryforward

As of December 31, 2003, we had a United States net operating loss (NOL) carryforward of approximately $13.1 million, which expires between 2012 and 2020. In accordance with Section 382 of the Internal Revenue Code of 1986, as amended, a change in equity ownership of greater than 50% within a three-year period will result in an annual limitation on our ability to utilize our NOL carryforwards that were created during tax periods prior to the change in ownership. As a result of various equity offerings and certain shareholder transactions, the utilization of a portion of our NOL carryforwards has become limited, but this limitation will not have a material effect on our ability to utilize the NOL carryforward.

As of December 31, 2003, there was approximately $1.6 million in NOL carryforwards in Hong Kong. In accordance with the Hong Kong tax code, these amounts can be carried forwarded indefinitely to offset future taxable income in Hong Kong. Due to the uncertainty of sufficient future taxable income in Hong Kong to utilize this NOL, we have established a valuation allowance against this deferred tax asset.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates impacting our consolidated financial statements relate to costing and classification of inventories, revenue recognition, accounts receivable reserves, and co-op advertising.

Inventories are stated at the lower of cost or market determined on a first in, first out basis. Our inventories consist primarily of colorless moissanite jewels that meet rigorous grading criteria and are of cuts and sizes most commonly used in the jewelry industry. Moissanite jewels that do not meet our grading criteria and therefore are not deemed to be saleable are not included in inventories. We carry only a limited amount of moissanite jewels in finished jewelry settings. As a result, our inventories do not degrade in quality over time and are not subject to fashion trends. Our distribution channels include two of the largest suppliers of jewelry-related products to the jewelry industry, jewelry manufacturers, home shopping channels and catalogs. Consequently, significant amounts of inventories must be maintained at all times. Given our current assumptions, we believe that a substantial amount of inventories will be sold or consumed during our operating cycle, which is greater than one year. However, no assurances can be given that this reduction will occur. During 2002, we established a lower of cost or market reserve of $400,000 to allow for a portion of the finished goods inventory to be re-cut. There are certain shapes and sizes of jewels in inventory that can be re-cut to achieve higher quality standards. The reserve is necessary to allow for the carat weight loss during the re-cutting process. To determine this reserve, we estimated the amount of inventory that is anticipated to be re-cut and the amount of weight loss that will occur during the process. Since the establishment of this reserve, we have not yet re-cut any jewels. At December 31, 2003, the reserve remained at $400,000.

Revenue is generally recognized when products are shipped. From time to time, we ship certain items on “memo” terms. For goods shipped on memo terms, the customer receives title to the goods and assumes the risk of loss; however, the customer has an absolute right of return during the specified memo period. We recognize revenue on these transactions upon the earlier of (1) the customer informing us that they will keep the product or (2) the expiration of the memo period. The gross profit associated with these “memo” sales is shown on the balance sheet as deferred gross profit. This amount was $448,270 and $183,367 at December 31, 2003 and 2002, respectively. We expect these amounts to continue increasing in the future as we expand the distribution of moissanite into new outlets.

Estimates are used to determine the amount of two reserves against accounts receivable. First, an “Allowance for Doubtful Accounts” is established to reduce accounts receivable to an amount expected to be collected. Based on our collection history, we determine a percentage based on the age of the receivable that we deem collectible. The allowance is then calculated by applying the appropriate percentage to each of our receivables. Any increases or decreases to this allowance are charged or credited to general and administrative expenses. This allowance for doubtful accounts was $130,000 and $140,000 at December 31, 2003 and 2002, respectively. The second reserve against accounts receivable is the “Allowance for Returns”. At the time revenue is recognized, we estimate future returns and reduce sales and accounts receivable by this estimated amount. This amount is estimated using the historical return rate for our Company. The allowance for returns was $80,000 and $110,000 at December 31, 2003 and 2002, respectively. This reserve has been reduced during 2003 due to fewer returns as a percentage of sales.

We offer a co-op advertising program to our customers that reimburses a portion of their marketing costs based on their net purchases from us. At the end of any given period, we estimate the amount of co-op advertising expense that has not yet been submitted for credit by our customers. These amounts were $363,000 and $305,000 at December 31, 2003 and 2002, respectively and are included on the balance sheet under “Accrued Expenses and Other Liabilities.” We estimate this amount based on our historical experience with each customer.

Newly Adopted Accounting Pronouncements

In August 2001, Statement of Financial Standards (“FAS”) No. 143, Accounting For Asset Retirement Obligations, was issued. This statement requires recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying value of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, it is either settled for its recorded amount or a gain or loss upon settlement is recorded. FAS 143 was effective for our year ended December 31, 2003. We do not have any asset retirement obligations, and the adoption of this statement did not have an effect on our consolidated financial statements.

In April 2002, FAS No. 145, Rescission of FAS Statements No. 4, 44, and 64, Amendment of FAS No. 13, and Technical Corrections, was issued. This statement was effective for our year ended December 31, 2003. This statement rescinds the requirement that all gains and losses from extinguishment of debt be classified as extraordinary items. The adoption of FAS 145 did not have an effect on our consolidated financial statements.

In July 2002, FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. FAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of FAS 146 did not have an effect on the Company’s consolidated financial statements.

In December 2002, FAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, was issued. FAS No. 148 presents additional alternatives for transitioning to the fair value method of accounting for stock-based compensation, prescribes the format to be used for pro forma disclosures and requires the inclusion of similar pro forma disclosures in interim financial statements. We have not adopted the fair value based method of accounting for employee stock options; however, the disclosure requirements of this statement have been adopted.

In April 2003, FAS No. 149, Amendments of Statement No. 133 on Derivative Instruments and Hedging Activities, was issued. FAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement was effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have an effect on our consolidated financial statements.

In May 2003, FAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, was issued. FAS 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement was generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective on July 1, 2003. We do not have any financial instruments with characteristics of both liabilities and equity within the scope of this statement and the adoption of this statement did not have an effect on our consolidated financial statements.

In January 2003, FAS Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51, was issued (revised December 2003, FIN 46R). This interpretation provides guidance related to identifying variable interest entities (previously known as special purpose entities or SPEs) and determining whether such entities should be consolidated. This interpretation must be applied immediately to variable interest entities created or obtained after January 31, 2003, however certain provisions of the interpretation were deferred until the period ending after March 15, 2004. We do not have any variable interest entities, and the adoption of this interpretation did not have an affect on our consolidated financial statements.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet financing arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe that our exposure to market risk for changes in interest rates is not significant because our investments are limited to highly liquid instruments with maturities of three months or less. At December 31, 2003, we had approximately $10.6 million of short-term investments classified as cash and equivalents. All of our transactions with international customers and suppliers are denominated in U.S. dollars.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted due to the absence of the conditions under which they are required or because the required information is included within the financial statements or the notes thereto included in Item 8.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

    Charles & Colvard, Ltd.

Morrisville, North Carolina

We have audited the accompanying consolidated balance sheets of Charles & Colvard, Ltd. and subsidiary (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

March 2, 2004

CHARLES & COLVARD, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2003	2002	2001
Net sales	$17,240,383	$16,513,515	$11,505,129
Cost of goods sold	6,575,931	6,586,925	5,137,630

Gross profit	10,664,452	9,926,590	6,367,499

Operating expenses:
Marketing and sales	6,080,829	4,967,215	3,222,743
General and administrative (Note 7)	2,462,404	2,401,087	2,104,180
Research and development	26,702	7,259	21,977
Other expenses (income)	—	(450)	119,460

Total operating expenses	8,569,935	7,375,111	5,468,360

Operating income	2,094,517	2,551,479	899,139

Interest income, net	112,359	199,084	325,596

Income before taxes	2,206,876	2,750,563	1,224,735

Income tax expense (benefit) (Note 8)	1,163,501	(6,657,874)	—

Net income	$1,043,375	$9,408,437	$1,224,735

Net Income per share (Note 2)
Basic	$0.08	$0.70	$0.10

Diluted	$0.08	$0.69	$0.10

Weighted-average common shares (Note 2)
Basic	13,228,758	13,355,027	12,546,108

Diluted	13,544,616	13,644,177	12,555,630

See notes to consolidated financial statements.

CHARLES & COLVARD, LTD. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
Assets
Current Assets:
Cash and equivalents	$11,559,123	$13,282,245
Accounts receivable, net of allowance for doubtful accounts of $130,000 and $140,000 respectively	3,702,095	2,195,952
Interest receivable	6,792	11,926
Inventory, net (Note 3)	24,065,992	22,365,325
Prepaid expenses and other assets	499,442	327,179
Deferred income taxes (Note 8)	235,179	250,601

Total current assets	40,068,623	38,433,228

Long Term Assets:
Equipment, net (Note 4)	453,836	449,947
Patent and license rights, net (Note 4)	274,890	272,291
Deferred income taxes (Note 8)	5,649,939	6,793,296

Total long term assets	6,378,665	7,515,534

Total assets	$46,447,288	$45,948,762

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable:
Cree, Inc. (Note 9)	$778,516	$780,029
Other	538,943	122,931
Accrued payroll	164,943	723,467
Accrued expenses and other liabilities	392,659	387,417
Deferred gross profit	448,270	183,367

Total current liabilities	2,323,331	2,197,211

Commitments (Note 9)

Shareholders’ Equity (Notes 5 and 6)
Common stock, no par value; 50,000,000 shares authorized; 13,214,281 and 13,324,555 shares issued and outstanding at December 31, 2003 and 2002, respectively	54,333,287	54,972,302
Additional paid-in capital—stock options	2,407,780	2,439,734
Accumulated deficit	(12,617,110)	(13,660,485)

Total shareholders’ equity	44,123,957	43,751,551

Total liabilities and shareholders’ equity	$46,447,288	$45,948,762

See notes to consolidated financial statements.

CHARLES & COLVARD, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital - Stock Options	Accumulated Deficit	Total Shareholders’ Equity
	Number Of Shares	Amount
Balance at January 1, 2001	7,200,979	$49,226,697	$1,926,744	$(24,293,657)	$26,859,784
Compensation expense related to stock options	—	—	37,262	—	37,262
Proceeds from right offering, net of offering costs of $214,740	6,246,735	6,031,995	—	—	6,031,995
Shares repurchased	(76,000)	(76,000)	—	—	(76,000)
Net Income	—	—	—	1,224,735	1,224,735

Balance at December 31, 2001	13,371,714	55,182,692	1,964,006	(23,068,922)	34,077,776
Compensation expense related to stock options	—	—	92,497	—	92,497
Stock options exercised	10,641	13,631	(2,792)	—	10,839
Tax effect of stock options	—	—	386,023	—	386,023
Shares repurchased	(57,800)	(224,021)	—	—	(224,021)
Net Income	—	—	—	9,408,437	9,408,437

Balance at December 31, 2002	13,324,555	54,972,302	2,439,734	(13,660,485)	43,751,551
Compensation expense related to stock options	—	—	34,283	—	34,283
Stock options exercised	53,026	108,988	(6,959)	—	102,029
Tax effect of stock options	—	—	(59,278)	—	(59,278)
Shares repurchased	(163,300)	(748,003)	—	—	(748,003)
Net Income	—	—	—	1,043,375	1,043,375

Balance at December 31, 2003	13,214,281	$54,333,287	$2,407,780	$(12,617,110)	$44,123,957

See notes to consolidated financial statements.

CHARLES & COLVARD, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
Operating Activities
Net income	$1,043,375	$9,408,437	$1,224,735
Adjustments:
Depreciation and amortization	161,899	128,604	150,935
Stock option compensation	34,283	92,497	37,262
Loss on disposal of long term assets	—	—	119,460
Change in provision for uncollectible accounts	(10,000)	(135,000)	(45,000)
Deferred income taxes	1,099,501	(6,657,874)	—
Changes in assets and liabilities:
Accounts receivable	(1,496,143)	742,165	(1,290,076)
Interest receivable	5,134	1,898	5,066
Inventory	(1,700,667)	(1,024,254)	1,730,345
Prepaid expenses and other assets	(172,263)	(112,430)	86,518
Accounts payable	414,499	343,109	(1,435,295)
Accrued payroll	(558,524)	521,455	91,386
Accrued expenses and other liabilities	5,242	114,927	(256,952)
Deferred gross profit	264,903	53,566	16,805

Net cash provided (used) in operating activities	(908,761)	3,477,100	435,189

Investing Activities
Purchases of equipment	(144,284)	(215,825)	(37,362)
Patent and license rights costs	(24,103)	(33,252)	(15,305)
Proceeds from sale of long term assets	—	31,085	71,400

Net cash provided (used) in investing activities	(168,387)	(217,992)	18,733

Financing Activities
Stock options exercised	102,029	10,839	—
Purchase of common stock	(748,003)	(224,021)	(76,000)
Proceeds from stock rights offering	—	—	6,031,995

Net cash provided (used) in financing activities	(645,974)	(213,182)	5,955,995

Net change in cash and equivalents	(1,723,122)	3,045,926	6,409,917

Cash and equivalents at beginning of year	13,282,245	10,236,319	3,826,402

Cash and equivalents at end of year	11,559,123	$13,282,245	$10,236,319

See notes to consolidated financial statements.

CHARLES & COLVARD, LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

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

All of the Company’s activities are within a single business segment. Export sales aggregated approximately $2.6 million, $2.3 million, and $2.1 million in 2003, 2002, and 2001 respectively.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary in Hong Kong, Charles & Colvard (HK), Ltd. These financial statements also include the accounts of a newly formed Charles & Colvard controlled company in China. All inter-company accounts have been eliminated.

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

The Company currently sells one grade of jewel. The grade is classified as “very good” and consists of near colorless jewels that meet certain standards. Only “very good” jewels are valued in inventory. There is a substantial amount of jewels, including colored jewels, that have not met the quality standards and are not valued in inventory. As market conditions change, including the influence of customer demand, there may be a market for a portion of this unvalued inventory that management may pursue in the future.

Equipment

Equipment is recorded at cost and depreciated on the straight-line method based on estimated useful lives of three to 12 years. Leasehold improvements are amortized on the straight-line method over the life of the related lease.

Patents and License Rights

The Company capitalizes costs associated with obtaining patents issued or pending for inventions and license rights related to the manufacture of moissanite jewels. Such costs are amortized over 17 years.

Accounting for Long-Lived Assets

The Company accounts for long-lived assets in accordance with Statement of Financial Accounting Standards (“FAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company evaluates the recoverability of its long-lived assets for financial impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be fully recoverable. Based on these evaluations, there were no significant adjustments to the carrying value of long-lived assets in 2003, 2002 or 2001.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash equivalents and trade receivables. The Company maintains cash and cash equivalents with high quality financial institutions and invests in low risk securities including U.S. Treasury bills, money market funds, and government agency notes.

Trade receivables potentially subject the Company to credit risk. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history and does not require collateral. During 2003, two customers accounted for approximately 44% and 23% of the Company’s sales. At December 31, 2003, these customers accounted for 55% and 6% of receivables, respectively. During 2002, three customers accounted for approximately 42%, 23% and 14% of the Company’s sales. At December 31, 2002, these customers accounted for 59%, 2%, and 16% of receivables, respectively. During 2001, two customers accounted for approximately 38% and 26% of the Company’s sales.

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

Advertising Costs

Advertising production costs are expensed as incurred. Media placement costs are expensed over the period the advertising appears. Advertising expenses for the years ended December 31, 2003, 2002, and 2001 amounted to approximately $3,400,000, $2,800,000, and $1,600,000, respectively.

Research and Development

All research and development costs are expensed as incurred.

Stock Compensation

The Company measures compensation costs related to employee stock options using the intrinsic value of the equity instrument granted (i.e., the excess of the market price of the stock to be issued over the exercise price of the equity instrument at the date of grant) rather than the fair value of the equity instrument.

In accordance with APB 25, and the provision of FAS 123 as applicable to consultants, the Company recorded compensation expense of approximately $34,000, $ 92,000, and $37,000 during 2003, 2002, and 2001, respectively, relating to stock options granted with exercise prices less than market value or granted to consultants. This compensation expense is recorded as part of general and administrative expenses in the Statement of Operations. Had compensation expense for all stock options been determined consistent with FAS 123, rather than APB 25, the Company’s net income and income per share for the years ended December 31, 2003, 2002, and 2001 would have been recorded to the pro forma amounts indicated below:

	2003	2002	2001
Net income:
As reported	$1,043,375	$9,408,437	$1,224,735
Deduct – total stock based compensation expense under fair value method for all awards, net of tax	693,468	436,766	87,700

Pro forma net income	$349,907	$8,971,671	$1,137,035

Basic net income per share:
As reported	$0.08	$0.70	$0.10
Pro forma	0.03	0.67	0.09
Diluted net income per share:
As reported	$0.08	$0.69	$0.10
Pro forma	0.03	0.66	0.09

The fair value of each option grant is estimated on the grant date using a Black-Scholes option pricing model. The valuations for the years ended December 31, 2003, 2002, and 2001 were based on the following assumptions:

	2003	2002	2001
Weighted-average grant date fair value	$3.70	$2.99	$0.91
Weighted-average expected lives (in years)	7.00	7.00	7.00
Risk-free interest rate	3.50%	3.425%	3.12-5.32%
Dividend yield	0%	0%	0%
Volatility factor	.975	.985	.977-1.006

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

Income Taxes

The Company accounts for income taxes under the provisions of FAS No. 109, Accounting for Income Taxes. Under FAS 109, deferred income taxes are recognized for the tax consequences of “temporary” differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is likely to be realized. As of December 31, 2001, the net deferred tax assets were fully reserved. During 2002, the valuation allowance was eliminated as it became more likely than not that the deferred tax assets would be realized due to sustained profitability.

Net Income Per Share

The Company reports its net income per share in accordance with the Statement of FAS No. 128, Earnings Per Share. FAS 128 requires the presentation of both basic and diluted earnings per share, regardless of materiality, unless per share amounts are equal. Basic net income per share computations are based on the weighted-average common shares outstanding. Diluted net income per share computations include the dilutive effect, if any, of stock options and warrants using the treasury stock method.

For the years ended December 31, 2002, and 2001, warrants to purchase 300,000 shares of common stock at $18 per share were excluded from the computation of diluted net income per share because the exercise price was greater than the average market price of the common shares. These warrants expired unexercised in November of 2002. In addition, for the years ended December 31, 2003, 2002, and 2001 stock options to purchase approximately 850,000, 950,000, and 1,200,000 shares, respectively, were also excluded from the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares. During 2003, approximately 810,000 common stock options with an exercise price less than the average market price were included in the computation of diluted earnings per share. The weighted-average dilutive impact of these options, net of 470,000 treasury shares assumed to be repurchased, was 315,858 shares. During 2002, approximately 640,000 common stock options with an exercise price less than the average market price were included in the computation of diluted earnings per share. The weighted-average dilutive impact of these options, net of 340,000 treasury shares assumed to be repurchased, was 289,150 shares. During 2001, approximately 180,000 common stock options with an exercise price less than the average market price were included in the computation of diluted earnings per share. The weighted-average dilutive impact of these options, net of 170,000 treasury shares assumed to be repurchased, was 9,522 shares.

Newly Adopted Accounting Pronouncements

In August 2001, FAS No. 143, Accounting For Asset Retirement Obligations, was issued. This statement requires recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying value of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, it is either settled for its recorded amount or a gain or loss upon settlement is recorded. FAS 143 was effective for the Company’s year ended December 31, 2003. The Company does not have any asset retirement obligations, and the adoption of this statement did not have an effect on the Company’s consolidated financial statements.

In April 2002, FAS No. 145, Rescission of FAS Statements No. 4, 44, and 64, Amendment of FAS No. 13, and Technical Corrections, was issued. This statement was effective for the Company’s year ended December 31, 2003. This statement rescinds the requirement that all gains and losses from extinguishment of debt be classified as extraordinary items. The adoption of FAS 145 did not have an effect on the Company’s consolidated financial statements.

In July 2002, FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. FAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of FAS 146 did not have an effect on the Company’s consolidated financial statements.

In December 2002, FAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, was issued. FAS No. 148 presents additional alternatives for transitioning to the fair value method of accounting for stock-based compensation, prescribes the format to be used for pro forma disclosures and requires the inclusion of similar pro forma disclosures in interim financial statements. The Company has not adopted the fair value based method of accounting for employee stock options; however, the disclosure requirements of this statement have been adopted.

In April 2003, FAS No. 149, Amendments of Statement No. 133 on Derivative Instruments and Hedging Activities, was issued. FAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement was effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have an effect on the Company’s consolidated financial statements.

In May 2003, FAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, was issued. FAS 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement was generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective on July 1, 2003. The Company does not have any financial instruments with characteristics of both liabilities and equity within the scope of this statement and the adoption of this statement did not have an effect on the Company’s consolidated financial statements.

In January 2003, FAS Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51, was issued (revised December 2003, FIN 46R). This interpretation provides guidance related to identifying variable interest entities (previously known as special purpose entities or SPEs) and determining whether such entities should be consolidated. This interpretation must be applied immediately to variable interest entities created or obtained after January 31, 2003, however certain provisions of the interpretation were deferred until the period ending after March 15, 2004. The Company does not have any variable interest entities, and the adoption of this interpretation did not have an affect on the Company’s consolidated financial statements.

Reclassification

Certain 2002 and 2001 amounts have been reclassified to conform with the 2003 presentation.

3. Inventories

Inventories consisted of the following:

	December 31,
	2003	2002
Raw materials	$1,133,805	$217,815
Work-in-process	4,140,703	4,625,425
Finished goods	18,791,484	17,522,085

Total Inventory	$24,065,992	$22,365,325

Finished goods are shown net of a reserve for excess jewelry inventory of $130,000 and $230,000 at December 31, 2003 and December 31, 2002, respectively. In addition finished goods are shown net of a lower of cost or market reserve of $400,000 at December 31, 2003 and December 31, 2002, respectively. This reserve was established to allow for the carat weight loss associated with the re-cutting of a portion of the finished goods inventory. There are certain shapes and sizes of jewels in inventory that may be re-cut to achieve higher quality standards. These jewels can be re-cut into shapes and sizes that have a higher demand without the purchase of additional raw material.

4. Equipment and Patent and License Rights

Equipment balances are summarized as follows:

	December 31,
	2003	2002
Machinery and equipment	$333,517	$311,517
Computer equipment	481,016	448,337
Furniture and fixtures	231,331	130,108
Leasehold improvements	103,073	103,073
Construction in progress	26,611	38,229

Total	1,175,548	1,031,264
Accumulated depreciation	(721,712)	(581,317)

Total equipment, net	$453,836	$449,947

Depreciation expense for 2003, 2002, and 2001 was $140,395, $108,159, and $128,523, respectively.

Patent and license rights balances are summarized as follows:

	December 31,
	2003	2002
Patent and license rights	$379,017	$354,914
Accumulated amortization	(104,127)	(82,623)

Patent and license rights, net	$274,890	$272,291

Amortization expense for 2003, 2002, and 2001 was $21,504, $20,445, and $22,412, respectively. Amortization expense is estimated to be approximately $21,000 for each of the next five years.

5. Common Stock

On February 21, 2001, the Company completed a Rights Offering to its shareholders. The Company issued an aggregate of 6,246,735 shares of common stock at $1 per share. Net proceeds from the offering, after expenses, were $6,031,995.

In September 2001, the Board of Directors authorized a common stock repurchase program. The program authorized management, in its discretion, to repurchase up to 1,300,000 shares of the Company’s common stock through open market or privately negotiated transactions at prices at or below prevailing prices. This program expired in September 2002. During 2001, the Company repurchased 76,000 shares at a cost of $1 per share from an affiliate of Chester L.F. Paulson. Chester L.F. Paulson was a director of the Company from May 2001 through May 2003. He is no longer a director of the Company. During 2002, the Company repurchased 57,800 shares at an average price of $3.88.

In October 2002, the Board of Directors authorized a follow-on repurchase program for up to 1,100,000 shares of the Company’s common stock. This program expired in September 2003. No shares were repurchased during 2002 under this program. During 2003, the Company repurchased 163,300 shares of common stock at an average cost of $4.58 per share. Of this amount, 100,000 shares were purchased from an affiliate of Chester L. F. Paulson at an average purchase price of $4.58 per share.

In December 2003, the Board of Directors authorized a follow-on repurchase program for up to 900,000 shares of the Company’s common stock. As of December 31, 2003, there were no shares repurchased since the adoption of the follow-on program. Management will determine the time and extent of any future repurchases based on its evaluation of market conditions and other factors.

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

The following is a summary of activity for the Company’s two stock option plans:

	1996 Option Plan		1997 Omnibus Plan
	Number Of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
2001
Outstanding at beginning of year	360,177	$4.10	838,866	10.88
Granted	—	—	257,600	1.16
Exercised	—	—	—	—
Canceled	(5,745)	4.04	(79,266)	11.49

Outstanding at end of year	354,432	4.10	1,017,200	8.31
2002
Granted	—	—	233,066	3.64
Exercised	—	—	(10,641)	1.02
Canceled	—	—	(16,700)	5.96

Outstanding at end of year	354,432	4.10	1,222,925	$7.52
2003
Granted	—	—	193,115	4.48
Exercised	(13,520)	3.30	(39,506)	1.45
Canceled	(10,650)	4.81	(120,933)	11.24

Outstanding at end of year	330,262	$4.11	1,255,601	$6.88

The following summarizes information about stock options outstanding at December 31, 2003:

Options Outstanding				Options Exercisable
Range of Exercise Price	Outstanding as of 12/31/2003	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable as of 12/31/2003	Weighted- Average Exercise Price
$ 0.00-$ 1.64	231,285	5.9	$1.1919	186,348	$1.1950
$ 1.65-$ 3.28	199,176	4.8	$2.5531	187,428	$2.5578
$ 3.29-$ 4.93	526,102	5.2	$4.4372	411,705	$4.4670
$ 4.94-$ 6.57	150,100	3.7	$5.4397	138,718	$5.4327
$ 6.58-$ 8.22	55,000	3.4	$7.8020	55,000	$7.8020
$ 8.23-$ 9.86	77,600	2.1	$8.7446	77,233	$8.7417
$ 9.87-$11.51	11,800	3.9	$10.8100	11,800	$10.8100
$11.52-$13.15	0	0.0	$0.0000	0	$0.0000
$13.16-$14.79	168,300	1.5	$13.8667	156,706	$13.8664
$14.80-$16.44	166,500	2.9	$15.0000	72,150	$15.0000

	1,585,863	4.3	$6.3067	1,297,088	$6.0023

Other

In February 2003 and May 2002, the Company amended the 2001 Executive Compensation Plan to remain in effect during 2003 and 2002. This plan offers key employees of the Company incentive awards in the form of cash payments, and/or stock option grants based upon the Company’s attainment of certain performance goals. For 2003, no payments or stock options were issued under the plan. For 2002, $450,000 in cash payments were recorded as operating expenses and 124,000 stock options were granted under the plan. No compensation was recorded for the stock options granted under the plan. For 2001, $42,000 in cash payments were recorded as operating expenses and 91,000 stock options were granted under the plan. No compensation was recorded for the stock options granted under the plan.

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

The components of income tax expense are the following.

	Year Ended December 31,
	2003	2002	2001
Current
Federal	$64,000	$—	$—
State	—	—	—

	$64,000	$—	$—
Deferred
Federal	$891,954	$(5,459,457)	$—
State	207,547	(1,198,417)	—

	1,099,501	(6,657,874)

	$1,163,501	$(6,657,874)	$—

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2003	2002
Current
Reserves and accruals	$235,179	$250,601
Long-Term
Federal and state loss carryforwards	5,039,000	6,167,000
Hong Kong loss carryforwards	258,000	142,000
Benefit of research tax credits	416,000	416,000
Alternative minimum tax credit	64,000	—
Stock option compensation	168,000	247,000
Depreciation	(37,061)	(36,704)

Total long term	5,907,939	6,935,296

Total deferred tax assets	6,143,118	7,185,897

Less valuation allowance	(258,000)	(142,000)

Net deferred tax assets	5,885,118	7,043,897

A reconciliation between expected income taxes, computed at the statutory federal income tax rate (34%) applied to pretax accounting income, and the income taxes included in the statements of operations for the years ended December 31, 2003, 2002 and 2001 follows:

	2003	2002	2001
Anticipated income tax expense at the statutory federal rate	$750,000	$935,000	$416,000
State income tax expense, net of federal tax effect	101,000	125,000	56,000
Effect of Foreign operations	294,000	219,000	128,000
Other	18,501	168,126	125,000
Increase (decrease) in valuation allowance	—	(8,105,000)	(725,000)

Income tax (benefit) expense	$1,163,501	$(6,657,874)	$—

At December 31, 2003, the Company has operating and economic loss carryforwards of approximately $13,070,000 expiring through 2020 for Federal Tax and 2015 for State Tax purposes, which can be offset against future federal and state taxable income. In accordance with Section 382 of the Internal Revenue Code of 1986, as amended, a change in equity ownership of greater than 50% of the Company within a three-year period results in an annual limitation on the Company’s ability to utilize its NOL carryforwards that were created during tax periods prior to the change in ownership. As a result of various equity offerings and certain shareholder transactions, the utilization of a portion of the Company’s NOL carryforwards has become limited, however, the Company does not believe this limitation will have a material effect on the Company’s ability to utilize the NOL carryforward.

At December 31, 2001, the Company’s assessment of the future net realizable value of deferred tax assets resulted in a valuation allowance. At that point in time, the Company had recorded one profitable year following years of significant losses and it was not clear if sufficient taxable income would be generated to realize the temporary differences and tax credit carryforwards. At December 31, 2002, the valuation allowance was eliminated as it became more likely than not that the deferred tax assets would be realized due to sustained profitability.

The Company also has approximately $1.6 million in NOL carryforwards in Hong Kong. In accordance with the Hong Kong tax code, these amounts can be carried forwarded indefinitely to offset future taxable income in Hong Kong. Due to the uncertainty of sufficient future taxable income in Hong Kong to utilize this NOL, we have established a valuation allowance against this deferred tax asset.

9. Commitments

Operating Lease

The Company leases approximately 12,700 square feet of mixed use space from an unaffiliated third party at a base cost of approximately $11,000 per month, plus contingent rentals based on the Company’s proportionate share of the lessor’s operating costs, as defined in the lease agreement. The lease expires August 31, 2004 and provides for escalations of the base rent throughout the lease term, up to $11,700 at September 1, 2003. The Company also has 5 leases in Hong Kong and China with a total monthly commitment of approximately $10,000 per month. These leases expire at various dates from December 31, 2004 to August 15, 2006.

The future minimum lease payments of the Company are as follows: $220,000 in 2004, $84,000 in 2005, and $26,000 in 2006 totaling $330,000. Rental expense incurred for operating leases and leases whose terms are less than one year in duration for 2003, 2002, and 2001 was approximately $238,000, $215,000, and $190,000, respectively.

Purchase Commitment

On June 6, 1997, the Company entered into an Amended and Restated Exclusive Supply Agreement (“Exclusive Supply Agreement”) and a Development Agreement with Cree. The Exclusive Supply Agreement has an initial term of ten years which may be extended for an additional ten years by either party if the Company orders in any 36-month period SiC crystals with an aggregate purchase price in excess of $1 million. The Company has met this order threshold and expects to extend the term of the Exclusive Supply Agreement. In connection with the Exclusive Supply Agreement, the Company has committed to purchase a minimum of 50% (by dollar volume) of its requirements for SiC crystals from Cree. If the Company’s orders require Cree to expand beyond specified production levels, the Company must commit to purchase certain minimum quantities. In December 2003, the Company agreed with Cree on a framework for purchases for 2004. The Company is obligated to purchase a minimum quantity of usable material on a quarterly basis if Cree meets certain minimum quality levels. For each quarter during 2004, the Company has committed to purchase between $400,000 and $1,600,000 of raw material depending upon the quality of material received. If Cree’s material quality is consistent with that received in 2003, future purchases are expected to be at the high end of this range.

During 2003, 2002, and 2001, the Company made purchases from Cree of approximately $6.0 million, $5.5 million, and $1.2 million, respectively, for SiC materials.

10. Selected Quarterly Data (Unaudited)

	Quarters Ended
	March 31	June 30	September 30	December 31
Year Ended December 31, 2003

Net sales	$4,373,143	$4,311,706	$3,776,592	$4,778,942
Gross profit	2,674,702	2,919,130	2,226,768	2,843,852
Net income	532,451	502,231	4,206	4,487
Basic net income per share	0.04	0.04	0.00	0.00
Diluted net income per share	0.04	0.04	0.00	0.00

Year Ended December 31, 2002

Net sales	$4,150,146	$4,075,602	$3,180,043	$5,107,724
Gross profit	2,111,192	2,442,701	2,209,767	3,162,930
Net income (1)	500,210	637,787	572,304	7,698,136
Basic net income per share(2)	0.04	0.05	0.04	0.58
Diluted net income per share	0.04	0.05	0.04	0.56

(1)	During the quarter ended December 31, 2002, the Company recorded a one-time $6.7 million non-operating and non-cash addition to earnings due to the expected realization of deferred tax assets.
(2)	The sum of the quarterly numbers do not equal the amount reported on the Statement of Operations due to rounding.

Schedule II

Charles & Colvard, Ltd. And Subsidiary

Valuation and Qualifying Accounts

Year ended December 31	Balance at Beginning of Period	Additions Charged to Costs and Expenses		Collections of Accounts Previously Written Off	Deductions/ Write Offs		Balance at End of Period
Allowance for Doubtful Accounts
2003	$140,000	$67,188	(1)	$—	$77,188		$130,000
2002	$275,000	$—		$1,611	$136,611	(2)	$140,000
2001	$320,000	$—		$5,914	$50,914	(2)	$275,000

Reserve for Excess Jewelry Inventory
2003	$230,000	$—		$—	$100,000	(3)	$130,000
2002	$635,000	$—		$—	$405,000	(3)	$230,000
2001	$770,000	$—		$—	$135,000	(3)	$635,000

Allowance for Returns
2003	$110,000	$—		$—	$30,000	(5)	$80,000
2002	$105,000	$5,000	(4)	$—	$—		$110,000
2001	$150,000	$—		$—	$45,000	(5)	$105,000

Lower of Cost or Market Inventory Reserve
2003	$400,000	$—		$—	$—		$400,000
2002	$—	$400,000	(6)	$—	$—		$400,000

(1)	Charged against General and Administrative expenses.
(2)	During 2001, there was $15,685 of accounts written off as uncollectible and a $35,229 decrease to the allowance to reflect the estimated collectibility of receivables. During 2002, there was $71,611 of accounts written off as uncollectible and a $65,000 decrease to the allowance to reflect the estimated collectibility of receivables.
(3)	Adjustments to reserve to reflect estimated net realizable value of remaining jewelry inventory.
(4)	Charged against sales.
(5)	Adjustments to allowance; credit to sales.
(6)	Charged against Cost of Goods Sold.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of December 31, 2003, the Company’s Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures enable the Company to record, summarize and report in a timely manner the information that the Company is required to disclose in its Exchange Act reports.

(b) Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part III

Item 10.	Directors and Executive Officers of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Item 13.	Certain Relationships and Related Transactions

Item 14.	Auditor Fees

The information called for in items 10 through 14 is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2003.

Part IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) and (2) Financial statements and financial statement schedule—the financial statements, financial statement schedule, and report of independent accountants are filed as part of this report (see Index to Financial Statements at Part II Item 8 on page 30 of this Form 10-K).

(a) (3) The following exhibits have been or are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of C3, Inc. which is hereby incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333-36809).

3.2	Articles of Amendment of C3, Inc., as filed with the Secretary of State of North Carolina on February 23, 1999 which hereby is incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of C3, Inc. for the fiscal year ended December 31, 1998.

3.3	Amended and Restated Bylaws of C3, Inc. which is hereby incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333- 36809).

3.4	Articles of Amendment to the Company’s Articles of Incorporation, as filed May 17, 2000 which is hereby incorporated by reference to Exhibit 3.4 to the Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. for the quarter ended June 30, 2000.

4.1	Specimen Certificate of common stock which is hereby incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K of C3, Inc. for the fiscal year ended December 31, 1998.

4.2	Form of Representative’s Warrant which is hereby incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333- 36809).

4.3	Rights Agreement dated as of February 22, 1999 between C3, Inc. and First Union National Bank as Rights Agent, including the Form of Rights Certificate as Exhibit A which is hereby incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K of C3, Inc. for the fiscal year ended December 31, 1998.

10.11	Amended and Restated Exclusive Supply Agreement, dated June 6, 1997, between Cree Research, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333-36809).*

10.12	Development Agreement, dated as of June 6, 1997, between Cree Research, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333-36809).*

10.13	Letter Agreement, dated July 14, 1997, between Cree Research, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333-36809).*

10.14	Letter Agreement, dated January 31, 1996, between Cree Research, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333-36809).*

10.15	1996 Stock Option Plan of C3, Inc. (as amended October 27, 1997) which is hereby incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333-36809).+

10.16	1997 Omnibus Stock Plan of C3, Inc. which is hereby incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333-36809).+

10.20	Agreement, dated September 24, 1997, between John M. Bachman, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333-36809).*

10.22	1997 Declaration of Amendment to 1997 Omnibus Stock Plan of C3, Inc. which is hereby incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 of C3, Inc. (File No. 333-43613).+

10.23	Supplemental Development Agreement, dated January 8, 1998, between Cree Research, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of C3, Inc. for the fiscal year ended December 31, 1997.*

10.24	Letter Agreement, dated January 8, 1998, between Cree Research, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.24 to the Annual Report on From 10-K of C3, Inc. for the Fiscal year ended December 31, 1997.*

10.25	Amended and Restated Development Agreement, dated July 1, 1998 between Cree Research, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q of C3, Inc. for the quarter ended June 30, 1998.*

10.26	Letter Agreement dated, July 14, 1998, between Cree Research, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.26 to the Quarterly Report on Form 10-Q of C3, Inc. for the quarter ended June 30, 1998.*

10.28	First Amendment to Agreement, dated March 23, 1998 between John M. Bachman, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q of C3, Inc. for the quarter ended September 30, 1998.*

10.29	Second Amendment to Agreement, dated September 28, 1998 between John M. Bachman, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.29 to the Quarterly Report on Form 10-Q of C3, Inc. for the quarter ended September 30, 1998.*

10.30	1998 Declaration of Amendment to 1996 Stock Option Plan of C3, Inc. which is hereby incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K of C3, Inc. for the fiscal year ended December 31, 1998. +

10.31	1998 Declaration of Amendment to 1997 Omnibus Stock Plan of C3, Inc., which is hereby incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K of C3, Inc. for the fiscal year ended December 31, 1998. +

10.32	Employment Agreement, dated March 1, 1999, between Robert Thomas and C3, Inc., which is hereby incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K of C3, Inc. for the fiscal year ended December 31, 1998. +

10.34	Letter Agreement, dated May 3, 1999 between Cree Research, Inc. and C3, Inc., which is hereby incorporated by reference to Exhibit 10.34 to the Quarterly Report on Form 10-Q of C3, Inc. for the quarter ended March 31, 1999. *

10.35	Licensing Agreement, dated October 10, 1998, between C. Eric Hunter and C3, Inc., which is hereby incorporated by reference to Exhibit 10.35 to the Quarterly Report on Form 10-Q of C3, Inc. for the quarter ended March 31, 1999. *

10.36	Third Amendment to Agreement, dated June 16, 1999, between John M. Bachman, Inc. and C3, Inc., which is hereby incorporated by reference to Exhibit 10.36 to the Quarterly Report on Form 10-Q of C3, Inc. for the quarter ended June 30, 1999. *

10.37	Fourth Amendment to Agreement, dated October 5, 1999, between John M. Bachman, Inc. and C3, Inc., which is hereby incorporated by reference to Exhibit 10.37 to the Quarterly Report on Form 10-Q of C3, Inc. for the quarter ended September 30, 1999. *

10.39	Letter Agreement dated December 22, 1999 between Cree, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K of C3, Inc. for the year ended December 31, 1999.*

10.40	Letter Agreement dated March 16, 2000 between Stuller Settings, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K of C3, Inc. for the year ended December 31, 1999.*

10.41	Letter Agreement dated March 15, 2000 between The Bell Group, d/b/a Rio Grande and C3, Inc. which is hereby incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K of C3, Inc. for the year ended December 31, 1999.*

10.42	Letter Agreement dated May 14, 2000 between Cree, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.42 to the Quarterly Report on Form 10-Q of C3, Inc. for the quarter ended March 31, 2000.*

10.43	2000 Declaration of Amendment to 1996 Omnibus Stock Plan of C3, Inc. which is hereby incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K of Charles & Colvard, Ltd. for the year ended December 31, 2000.+

10.44	2000 Declaration of Amendment to 1997 Omnibus Stock Plan of C3, Inc. which is hereby incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K of Charles & Colvard, Ltd. for the year ended December 31, 2000.+

10.45	Letter Agreement dated December 7, 2000 between Cree, Inc. and Charles & Colvard, Ltd. which is hereby incorporated by reference to the Exhibit 99.2 of the Company’s Current Report on Form 8-K dated January 9, 2001.*

10.46	Fifth Amendment to Agreement, dated December 29, 2000 between John M. Bachman, Inc. and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.46 to the Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. for the quarter ended March 31, 2001.*

10.47	Charles & Colvard, Ltd. Fiscal Year 2001 Executive Compensation Plan which is hereby incorporated by reference to Exhibit 10.47 to the Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. for the quarter ended June 30, 2001.+

10.48	Employment Agreement between James R. Braun, CFO and Charles & Colvard, Ltd. which is hereby incorporated by reference to Exhibit 10.48 to the Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. for the quarter ended June 30, 2001.+

10.49	Letter Agreement dated July 2, 2001 between Cree, Inc. and Charles & Colvard, Ltd. which is hereby incorporated by reference to Exhibit 10.49 to the Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. for the quarter ended September 30, 2001.*

10.50	Letter Agreement dated March 8, 2002 between Cree, Inc. and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K of Charles & Colvard, Ltd. for the year ended December 31, 2001.*

10.51	Letter Agreement dated April 2, 2002 between JewelNet Corporation d/b/a K&G Creations and Charles & Colvard, Ltd. which is hereby incorporated by reference to Exhibit 10.51 to Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. for the quarter ended March 31, 2002.*

10.52	Sixth Amendment to Agreement, dated April 9, 2002 between John M. Bachman, Inc. and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.52 to the Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. for the quarter ended March 31, 2002.*

10.53	Executive Compensation Plan for Fiscal Year 2001 as Amended on May 20, 2002, which is hereby incorporated by reference to Exhibit 10.53 to the Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. for the quarter ended June 30, 2002.+

10.54	Letter Agreement dated August 5, 2002 between Cree, Inc. and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.50 to the Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. for the quarter ended September 30, 2002.*

10.55	Salary Continuation Agreement, dated July 15, 2002 between Barbara L. Mooty, Vice President of Brand Identity and Industry Relations, and Charles & Colvard, Ltd. which is hereby incorporated by reference to Exhibit 10.51 to the Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. for the quarter ended September 30, 2002.+

10.56	Salary Continuation Agreement dated October 1, 2002 between Dennis Reed, Vice President of Sales, and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.56 to the Annual Report on Form 10-K of Charles & Colvard for the year ended December 31, 2002.+

10.57	Executive Compensation Plan for Fiscal Year 2001, as Amended on February 13, 2003., which is hereby incorporated by reference to Exhibit 10.57 to the Annual Report on Form 10-K of Charles & Colvard for the year ended December 31, 2002.+

10.58	Amendment to Severance and Consulting Agreement dated as of May 31, 2003 between Charles & Colvard, Ltd. and Jeff N. Hunter, filed together with the Severance and Consulting Agreement dated as of May 15, 2000 between Charles & Colvard, Ltd. and Jeff N. Hunter, which is hereby incorporated by reference to Exhibit 10.58 to the Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. for the quarter ended June 30, 2003.+

10.59	Executive Compensation Plan for Fiscal Year 2001, as amended on February 16, 2004.++

10.60	Letter Agreement, dated December 18, 2003, between Stuller, Inc. and Charles & Colvard, Ltd.*++

14.1	Code of Business Conduct and Ethics.++

14.2	Code of Ethics for Senior Financial Officers.++

21.1	Schedules of Subsidiaries

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The registrant has requested that certain portions of this exhibit be given confidential treatment.
+	Denotes a management contract or compensatory plan or arrangement.
++	Denotes filed herewith

(b)	Reports on Form 8-K of Charles & Colvard for the fourth quarter of 2003

1.	During the quarter ended December 31, 2003, we filed a Current Report on Form 8-K on October 22, 2003. Item 12 was reported and no financial statements were filed.

2.	During the quarter ended December 31, 2003, we filed a Current Report on Form 8-K on October 23, 2003. Item 12 was reported and no financial statements were filed.

3.	During the quarter ended December 31, 2003, we filed a Current Report on Form 8-K on December 16, 2003. Item 9 was reported and no financial statements were filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Charles & Colvard, Ltd.

By:	/s/ Robert S. Thomas	Date: 3/15/04
Robert S. Thomas, President & CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Robert S. Thomas	Date: 3/15/04
Robert S. Thomas
President & Chief Executive Officer
(Principal executive officer)

By:	/s/ James R. Braun	Date: 3/15/04
James R. Braun
Vice President of Finance & Chief Financial Officer
(Principal financial and accounting officer)

By:	/s/ Laura C. Kendall	Date: 3/13/04
Laura C. Kendall
Director

By:	/s/ Walter J. O’Brien	Date: 3/14/04
Walter J. O’Brien
Director

By:	/s/ Frederick A. Russ	Date: 3/15/04
Frederick A. Russ
Director

By:	/s/ George A. Thornton, III	Date: 3/13/04
George A. Thornton, III
Director