Form 10-Q
period 2004-03-31
CHARLES & COLVARD LTD
filed 2004-05-17
CIK 1015155

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2004 there were 13,261,781 shares of the Registrant’s Common Stock, no par value per share, outstanding.

Charles & Colvard, Ltd. and Subsidiary

Part I. Financial Information

Item 1. Financial Statements

Charles & Colvard, Ltd. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Net sales	$5,637,534	$4,373,143
Cost of goods sold	1,746,639	1,698,441

Gross profit	3,890,895	2,674,702

Operating expenses:
Marketing and sales	1,742,583	1,152,012
General and administrative	871,950	602,357
Research and development	3,012	1,750

Total operating expenses	2,617,545	1,756,119

Operating income	1,273,350	918,583

Interest income	24,330	34,920

Income before taxes	1,297,680	953,503

Income tax expense	742,323	421,052

Net income	$555,357	$532,451

Basic and diluted net income per share	$0.04	$0.04

Weighted-average common shares:
Basic	13,219,127	13,302,867

Diluted	13,491,967	13,648,222

See Notes to Condensed Consolidated Financial Statements.

Charles & Colvard, Ltd. and Subsidiary

Condensed Consolidated Balance Sheets

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets
Current Assets:
Cash and equivalents	$12,612,499	$11,559,123
Accounts receivable	2,828,386	3,702,095
Interest receivable	7,487	6,792
Inventories (Note 2)	23,526,796	24,065,992
Inventory on consignment (Note 3)	1,093,486	—
Prepaid expenses	519,491	499,442
Deferred income taxes	235,179	235,179

Total current assets	40,823,324	40,068,623

Long Term Assets:
Equipment, net	486,299	453,836
Patent and license rights, net	301,727	274,890
Deferred income taxes	4,907,616	5,649,939

Total long term assets	5,695,642	6,378,665

Total assets	$46,518,966	$46,447,288

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable:
Cree, Inc.	$490,283	$778,516
Other	408,113	538,943
Accrued payroll	516,769	164,943
Accrued expenses and other liabilities	377,101	392,659
Deferred gross profit	—	448,270

Total current liabilities	1,792,266	2,323,331

Commitments (Note 5)

Shareholders’ Equity:
Common stock (Note 4)	54,379,257	54,333,287
Additional paid-in capital – stock options	2,409,196	2,407,780
Accumulated deficit	(12,061,753)	(12,617,110)

Total shareholders’ equity	44,726,700	44,123,957

Total liabilities and shareholders’ equity	$46,518,966	$46,447,288

See Notes to Condensed Consolidated Financial Statements.

Charles & Colvard, Ltd. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Operating Activities:
Net income	$555,357	$532,451
Adjustments:
Depreciation and amortization	43,944	36,606
Stock option compensation	1,416	5,936
Provision for deferred income taxes	742,323	421,052
Change in operating assets and liabilities:
Net change in assets	298,675	(1,595,097)
Net change in liabilities	(531,065)	(126,131)

Net cash provided by (used in) operating activities	1,110,650	(725,183)

Investing Activities:
Capital expenditures	(103,244)	(98,380)

Net cash used in investing activities	(103,244)	(98,380)

Financing Activities:
Proceeds from exercise of stock options	45,970	27,555
Purchase of common stock	—	(387,304)

Net cash provided by (used in) financing activities	45,970	(359,749)

Net change in cash and equivalents	1,053,376	(1,183,312)

Cash and equivalents, beginning of period	11,559,123	13,282,245

Cash and equivalents, end of period	$12,612,499	$12,098,933

See Notes to Condensed Consolidated Financial Statements.

Charles & Colvard, Ltd. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis Of Presentation

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all normal recurring adjustments which are necessary for the fair presentation of the results of the interim periods presented. Interim results are not necessarily indicative of results for the year. Certain reclassifications have been made to prior year’s financial statements to conform to the classifications used in fiscal 2004. These financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2003, as set forth in the Company’s Form 10-K, filed with the Securities and Exchange Commission on March 17, 2004.

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

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary in Hong Kong, Charles & Colvard (HK) Ltd. These financial statements also include the accounts of a Charles & Colvard controlled company in China. All inter-company accounts have been eliminated.

All of the Company’s activities are within a single business segment. The following tables present certain data by geographic area:

	Three Months Ended March 31,
	2004	2003
Net Sales (based on destinations of our shipments)
United States/Canada	$5,007,908	$3,840,261
International	629,626	532,882

Total	$5,637,534	$4,373,143

	March 31, 2004	December 31, 2003
Equipment, Net
United States	$365,603	$340,037
International (All in Asia)	120,696	113,799

Total	$486,299	$453,836

2. Inventories

Inventories are stated at the lower of cost or market determined on a first in, first out basis. Inventory costs include direct material and labor, inbound freight, purchasing and receiving costs, inspection costs and warehousing costs. Based on current estimates and assumptions, the Company believes that a substantial amount of inventories will be sold or consumed during its operating cycle. A significant amount of inventory must be maintained at all times to be prepared to react to possible customer demand for large purchases and for a variety of jewel styles. In accordance with ARB No. 43, Chapter 3A., paragraph 5 and attributable to (i) the limited number of producers of, and the limited capacity to produce, our raw material (SiC crystals) (ii) the extended length of the production cycle, which approximates 5 to 6 months and (iii) the requirement of our customers to manufacture jewelry and/or to mount our jewel for resale, the Company believes that, at present, the average time intervening between the acquisition of materials entering production and the final realization of cash approximates 18 months. Accordingly, such period has been determined to be the Company’s operating cycle.

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

Finished goods are shown net of a reserve for excess jewelry inventory of $120,000 and $130,000 at March 31, 2004 and December 31, 2003, respectively. The Company does not actively market its jewelry inventory. Jewelry inventory value is determined as the amount we would obtain by melting the gold in the jewelry and putting the jewels back into loose stone inventory. In addition, finished goods are shown net of a lower of cost or market reserve of $400,000 at March 31, 2004 and December 31, 2003. This reserve was established to allow for the carat weight loss associated with the re-cutting of a portion of the finished goods inventory. There are certain shapes and sizes of jewels in inventory that will be re-cut to achieve higher quality standards. These jewels can be re-cut into shapes and sizes that have a higher demand without the purchase of additional raw material.

	March 31, 2004	December 31, 2003
Raw materials	$1,318,007	$1,133,805
Work-in-process	3,733,794	4,140,703
Finished goods	18,474,995	18,791,484

Total Inventory	$23,526,796	$24,065,992

3. Inventory on Consignment

Periodically, the Company sells product to customers on “memo” terms. For shipments on “memo” terms, the customer receives title to the goods and assumes the risk of loss; however, the customer has an absolute right of return for a specified period. The Company does not recognize revenue on these transactions until the earlier of (1) the customer informing the Company that it will keep the product or (2) the expiration of the memo period. Prior to 2004, these types of sales have not been significant and the Company recorded them as accounts receivable and deferred gross profit at the time of shipment. In 2004, the Company experienced a significant increase in “memo” sales and determined that, effective January 1, 2004, product shipped to our customers on “memo” terms that do not meet all of the relevant criteria for recording as a sale would be classified as inventory on consignment on the Company’s consolidated balances sheets.”

4. Common Stock

In December 2003, the Board of Directors authorized a follow-on repurchase program for up to 900,000 shares of the Company’s common stock. At the discretion of management, the repurchase program can be implemented through open market or privately negotiated transactions at prices at or below prevailing prices. This program will expire in December 2004. As of March 31, 2004, there were no shares repurchased since the adoption of the follow-on program. Management will determine the time and extent of any future repurchases based on its evaluation of market conditions and other factors.

5. Commitments

Operating Lease

The Company currently leases approximately 12,700 square feet of mixed use space from an unaffiliated third party at a base cost of approximately $11,700 per month, plus contingent rentals based on the Company’s proportionate share of the lessor’s operating costs, as defined in the lease agreement. The lease expires August 31, 2004.

In March 2004, the Company entered into a seven year lease, beginning in July 2004, for approximately 16,500 square feet of mixed use space from an unaffiliated third party at a base cost of $11,355 per month, plus contingent rentals based on the Company’s proportionate share of the lessor’s operating costs. Terms of the lease provide for escalations of the base rent throughout the lease term, up to $13,175 at July 1, 2010. The lease also provides for twelve months throughout the term where no rent will be payable and a $74,000 moving allowance to be paid to the Company. At the Company’s discretion, the lease can be extended for three successive five year periods. Finally, the lease provides the Company the right to terminate the lease at the end of five years for $192,000.

The future minimum lease payments of the Company, including its Hong Kong subsidiary, are as follows: $199,000 for the remainder of 2004, $152,000 in 2005, $121,000 in 2006, $145,000 in 2007, $149,000 in 2008, $152,000 in 2009, $156,000 in 2010 and $79,000 in 2011, totaling $1,153,000. Rental expense incurred for operating leases and leases whose terms are less than one year in duration for the three months ended March 31, 2004 and 2003 was $77,000 and $54,000, respectively.

Purchase Commitment

On June 6, 1997, the Company entered into an Amended and Restated Exclusive Supply Agreement (“Exclusive Supply Agreement”) with Cree, Inc. (“Cree”). The Exclusive Supply Agreement has an initial term of ten years which may be extended for an additional ten years by either party, if the Company orders in any 36-month period SiC crystals with an aggregate purchase price in excess of $1 million. The Company has met this order threshold and expects to extend the term of the Exclusive Supply Agreement. In connection with the Exclusive Supply Agreement, the Company has committed to purchase a minimum of 50% (by dollar volume) of its requirements for SiC crystals from Cree. If the Company’s orders require Cree to expand beyond specified production levels, the Company must commit to purchase certain minimum quantities. In December 2003, the Company agreed with Cree on a framework for purchases for 2004. The Company is obligated to purchase a minimum quantity of usable material on a quarterly basis if Cree meets certain minimum quality levels. For each quarter during 2004, the Company has committed to purchase between $400,000 and $1,600,000 of raw material depending upon the quality of material received. If Cree’s material quality is consistent with that received in 2003, future purchases are expected to be at the high end of this range. During the three months ended March 31, 2004, we purchased $1.2 million of raw material from Cree.

6. Stock Based Compensation

The Company measures compensation costs related to employee stock options using the intrinsic value of the equity instrument granted (i.e., the excess of the market price of the stock to be issued over the exercise price of the equity instrument at the date of grant) rather than the fair value of the equity instrument.

In accordance with Accounting Principles Board (APB) Opinion No. 25, and the provision of Statement of Financial Accounting Standards (FAS) No. 123 as applicable to consultants, the Company recorded compensation expense relating to stock options granted with exercise prices less than market value or granted to consultants as follows:

	Three Months Ended March 31,
	2004	2003
Stock based compensation cost, net of tax, included in reported net income	$870	$3,647

This compensation expense is included in general and administrative expenses in the accompanying Statements of Operations. Had compensation expense for all stock options been determined consistent with FAS 123, rather than APB 25, the Company’s net income and income per share for the three months ended March 31, 2004 and 2003 would have been recorded to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2004	2003
Net income:
As reported	$555,357	$532,451
Deduct – total stock based compensation expense under fair value method for all awards, net of tax	106,368	324,650

Pro forma net income	$448,989	$207,801

Basic and diluted net income per share:
As reported	$0.04	$0.04
Pro forma	0.03	0.02

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our judgment on future events. Our business is subject to business and economic risks and uncertainties that could cause our actual performance and results to differ materially from those expressed or implied by any of the forward-looking statements included herein. These risks and uncertainties include but are not limited to the Company’s ability to manage growth effectively, dependence on Cree, Inc (“Cree”). for SiC crystals, dependence on a limited number of distributors such as K&G Creations and Stuller Settings, Inc., limited operating history and dependence on continued growth and consumer acceptance of the Company’s products, in addition to the other risks and uncertainties described under the heading “Business Risks” in our Form 10-K for the year ended December 31, 2003, which was filed with the Securities and Exchange Commission on March 17, 2004, and other filings with the Securities and Exchange Commission.

Overview

We manufacture, market and distribute Charles & Colvard created moissanite jewels (also called moissanite) for sale in the worldwide jewelry market. Moissanite, also known by its chemical name, silicon carbide (SiC), is a rare, naturally occurring mineral found primarily in meteorites. As the sole manufacturer of scientifically-made moissanite jewels, our strategy is to create a unique brand image which positions moissanite as a jewel in its own right, distinct from all other jewels based on its fire, brilliance, luster, durability and rarity. Moissanite is being marketed as a new product category and business opportunity for the jewelry trade.

We began shipping moissanite to domestic retail jewelers and international distributors during the second quarter of 1998. During the second quarter of 2000, we changed our domestic distribution model to sell through jewel distributors and jewelry manufacturers rather than directly to retail stores.

In March 2000, we entered into distribution agreements with Stuller Settings, Inc. (Stuller) and Rio Grande, two of the largest suppliers of jewelry-related products to the jewelry industry, for the North American distribution of moissanite. We have also entered into several agreements with domestic jewelry manufacturers, including K&G Creations, which is currently our largest customer. Through these agreements with Stuller, Rio Grande and jewelry manufacturers and the brand awareness created by our marketing program, we have sought to rapidly increase the introduction of moissanite into the domestic jewelry market while maintaining average selling prices. Although these new distribution and marketing strategies enabled us to achieve profitability in the three years ended December 31, 2003, we have no assurance that these strategies will be successful in the long-term.

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

During 2002, we continued our focus on the domestic market, while investing limited resources in certain international markets that management believes represent the most potential. Our 2002 sales were 44% higher than sales in 2001 with sustained profitability and positive cash flow. In 2003, we increased our sales and marketing expenses to expand product awareness and provide support to retailers, thereby accelerating sales growth. The majority of the increased expenses were focused on the domestic market, and we also increased our marketing and sales investment in Hong Kong and China. Our sales were 4% higher in 2003 over 2002. We believe that our increased investment in sales and marketing expenses will lead to an increased growth rate in 2004 and beyond. Although our goals for 2004 are to continue increasing sales while sustaining profitability, we cannot be sure that either goal will be achieved.

Results of Operations

The following table is intended to illustrate a tabular analysis of certain Consolidated Statement of Operations data as a percentage of sales for both periods presented. A detailed explanation of our results of operations follows this table.

	Three Months Ended March 31,
	2004		2003
Sales	100%	$5,637,534	100%	$4,373,143
Gross profit	69%	3,890,895	61%	2,674,702
Marketing and sales expenses	31%	1,742,583	26%	1,152,012
General and administrative expenses	15%	871,950	14%	602,357
Operating income	23%	1,273,350	21%	918,583

Three Months ended March 31, 2004 compared with Three Months ended March 31, 2003.

Net sales were $5,637,534 for the three months ended March 31, 2004 compared to $4,373,143 for the three months ended March 31, 2003, an increase of $1,264,391 or 29%. Shipments of moissanite jewels increased to approximately 31,900 carats from 25,100 carats in the same period of 2003. The average selling price per carat increased by 1% as we sold a comparable product mix in the same period last year. Domestic sales accounted for approximately 89% and 88% of sales during the three months ended March 31, 2004 and 2003, respectively. Domestic carat shipments during the three months ended March 31, 2004 increased by 31% and international carat shipments increased by 2%.

Increased domestic shipments are attributable to expanded distribution into a number of new retailers (including King’s Jewelry and HSN.com) and increased volume with our existing retailers. Increased international shipments into Korea, Taiwan, and Singapore were offset by decreased shipments into Thailand. Our two largest customers, K&G Creations and Stuller, accounted for 40% and 29%, respectively, of our sales during the three months ended March 31, 2004. K&G Creations, a domestic manufacturing customer, provides moissanite jewels and jewelry to a large and diversified customer base, including television shopping channels and traditional retail stores. Stuller, the largest supplier to domestic independent jewelers, provides both moissanite jewels and a limited line of moissanite jewelry to its customers. While we believe our current relationship with these customers is good, and alternate manufacturers and distributors are available to serve their customer base, a loss of these customers could cause a material adverse effect on our results of operations in a particular period.

Our gross profit margin was 69.0% for the three months ended March 31, 2004 compared to 61.2% for the three months ended March 31, 2003. The increased gross margin percentage was primarily caused by lower cost inventory items being relieved from inventory under our first-in, first-out accounting policy. While the Company makes no prediction as to the future sales of moissanite jewels or the specific mix of sizes which will be sold, assuming a continuation of the Company’s sales levels and mix of sizes as experienced over the past year, the Company’s inventory costs for the periods being relieved under the Company’s first-in, first-out accounting policy during 2004 will trend lower than the costs relieved during 2003, with variations from quarter to quarter. However, we do not expect the gross margin percentage to sustain the level achieved during the three months ended March 31, 2004. Future gross margins will also fluctuate based upon our average selling price per carat.

Marketing and sales expenses were $1,742,583 for the three months ended March 31, 2004 compared to $1,152,012 for the three months ended March 31, 2003, an increase of $590,571 or 51%. As a percentage of sales, these expenses increased to 31% from 26% in the same period of 2003. The primary reasons for the increase are $213,000 of increased advertising expenses to promote customer sales opportunities at new and existing retailers, $122,000 of increased compensation expense, $105,000 of increased co-op advertising expense, and $74,000 of increased costs associated with our offices in Hong Kong and China. The increased compensation expense in 2004 includes $94,000 of accrued costs related to our Executive Compensation Plan. There were no costs recorded in 2003 under this plan as the Company did not meet its 2003 internal sales and profit goals. Our co-op advertising program reimburses a portion of our customers’ marketing costs based on the amount of their purchases from us, and is subject to the customer providing us documentation of all advertising performed that includes the Company’s products.

General and administrative expenses were $871,950 for the three months ended March 31, 2004 compared to $602,357 for the three months ended March 31, 2003, an increase of $269,593 or 45%. As a percentage of sales, these expenses increased to 15% from 14% in the same period of 2003. The increase is primarily due to $195,000 of accrued compensation cost in 2004 due to our Executive Compensation Plan and $79,000 of increased legal fees. There were no costs recorded in 2003 under the Executive Compensation Plan as the Company did not meet its 2003 internal sales and profit goals. The increased legal fees primarily relate to increased governance costs related to compliance with the Sarbanes-Oxley Act and related regulations.

Interest income was $24,330 for the three months ended March 31, 2004 compared to $34,920 for the three months ended March 31, 2003, a decrease of $10,590 or 30%. This decrease resulted from a lower interest rate earned on our cash balances and a lower average cash balance.

Our effective income tax rate for the three months ended March 31, 2004 was 57% compared to 44% for the three months ended March 31, 2003. Our statutory tax rate is 38.5% and consists of the Federal income tax rate of 34% and North Carolina income tax rate of 4.5%, net of the federal benefit. Our effective income tax rate is higher than our statutory rate due to our inability to currently recognize an income tax benefit for our operating losses in Hong Kong and China. We cannot recognize this income tax benefit due to the uncertainty of generating sufficient future taxable income in these countries to offset the existing losses. The increase in our effective income tax rate from 44% to 57% is due to $71,000 of increased losses of our Hong Kong and China offices over the same period last year and additional income tax expense associated with the profit on inter-company sales to our subsidiary that are not included in book income.

Liquidity and Capital Resources

At March 31, 2004, we had $12.6 million of cash and cash equivalents and $39.0 million of working capital. Cash and inventory account for 91% of our current assets. Our principal sources of liquidity are cash on hand and cash generated by operations. During the three months ended March 31, 2004, $1,110,650 of cash was provided by operations. The primary reason for the increased cash was pretax income of $1,297,680. In addition, we used $103,244 of cash for capital expenditures and patent and license rights costs.

Accounts receivable decreased $874,000 from December 31, 2003. Effective January 1, 2004, the Company determined that certain “memo” sales that do not meet all of the appropriate criteria to be recorded as a sale would be classified as consigned inventory. For jewels shipped on “memo” terms, the customer receives title to the goods and assumes the risk of loss; however, the customer has an absolute right of return for a specified period. As a result, we do not record revenue for shipments on “memo” terms until the earlier of (1) the customer informing the Company that it will keep the product or (2) the expiration of the memo period. The volume and magnitude of “memo” sale transactions increased during the three months ended March 31, 2004 and is expected to be of increasing importance to our business, as our products become more readily accepted in the domestic and international jewelry markets. Accordingly, at March 31, 2004, we have not recorded receivables and deferred gross profit for shipments on “memo” terms. The inventory associated with these shipments is now reflected on the consolidated balance sheets as “Inventory on consignment” and represents potential revenue of $2,908,919 and potential gross profit of $1,815,433. Since “memo” transactions were not material in prior periods, the Company has not reclassified the Company’s December 31, 2003 balance sheet.

On average, using historical results as a basis, finished jewels are held in inventory up to 36 months prior to being sold. Prospectively, as evidenced in management’s forecasts, the number of months finished jewels are held in inventory is expected to, and has, decreased. Prior to 2001 the buildup in the Company’s inventory was a material use of the company’s cash flow. Management considered this investment in inventory essential to be able to meet the orders of its expanding customer base. It is management’s opinion that total inventory should decrease slightly over time from current levels due to forecasted sales increases, and that inventory turnover should increase, thereby not requiring a significant use of working capital and providing a source of future cash flow. However, the Company will maintain inventories to support its extended operating cycle and the forecasted increases in demand for its product.

In December 2003, we agreed with Cree on a framework for purchases for 2004. The Company is obligated to purchase a minimum quantity of usable material on a quarterly basis if Cree meets certain minimum quality levels. For each quarter during 2004, the Company has committed to purchase between $400,000 and $1,600,000 of raw material depending upon the quality of material received. If Cree’s material quality is consistent with that received in 2003, future purchases are expected to be at the high end of this range. During the three months ended March 31, 2004, we purchased $1.2 million of raw material from Cree.

In December 2003, the Board of Directors authorized a follow-on repurchase program for up to 900,000 shares of the Company’s common stock. At the discretion of management, the repurchase program can be implemented through open market or privately negotiated transactions at prices at or below prevailing prices. This program will expire in December 2004. As of March 31, 2004, there were no shares repurchased since the adoption of the follow-on program. Management will determine the time and extent of any future repurchases based on its evaluation of market conditions and other factors.

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

Inventories are stated at the lower of cost or market determined on a first in, first out basis. Our inventories consist primarily of colorless moissanite jewels that meet rigorous grading criteria and are of cuts and sizes most commonly used in the jewelry industry. Moissanite jewels that do not meet our grading criteria and therefore are not deemed to be saleable are not included in inventories. We carry only a limited amount of moissanite jewels in finished jewelry settings. As a result, our inventories do not degrade in quality over time and are not subject to fashion trends. Our distribution channels include two of the largest suppliers of jewelry-related products to the jewelry industry, jewelry manufacturers, home shopping channels and catalogs. Consequently, significant amounts of inventories must be maintained at all times. Given our current assumptions, we believe that a substantial amount of inventories will be sold or consumed during our operating cycle. However, no assurances can be given that this reduction will occur. In accordance with ARB No. 43, Chapter 3A., paragraph 5 and attributable to (i) the limited number of producers of, and the limited capacity to produce, raw material, (SiC crystals) (ii) the extended length of the production cycle, which approximates 5 to 6 months and (iii) the requirement of our customers to manufacture jewelry and/or to mount our jewel for resale, the Company believes that, at present, the average time intervening between the acquisition of materials entering production and the final realization of cash approximates 18 months. Accordingly, such period has been determined to be the Company’s operating cycle.

During 2002, we established a lower of cost or market reserve of $400,000 to allow for a portion of the finished goods inventory to be re-cut. There are certain shapes and sizes of jewels in inventory that can be re-cut to achieve higher quality standards. The reserve is necessary to allow for the carat weight loss during the re-cutting process. To determine this reserve, we estimated the amount of inventory that is anticipated to be re-cut and the amount of weight loss that will occur during the process. Since the establishment of this reserve, we have not yet re-cut any jewels. At March 31, 2004 and December 31, 2003, the reserve remained at $400,000.

Revenue is generally recognized when products are shipped. At the time revenue is recognized an allowance for estimated returns is established. Any increase or decrease in the allowance for returns is charged against net sales. Our standard payment terms for all customers are between 30 to 60 days. Some customers are required to prepay prior to shipment. For all jewels shipped, title passes upon shipment of the jewels from our facility (i.e., FOB-shipping point). Our return policy is that jewels can only be returned for credit within 30 days of shipment and must be returned for a valid reason (quality problems or a shipment of the wrong jewels). From time to time, we ship certain items on “memo” terms. For shipments on “memo” terms, the customer receives title to the goods and assumes the risk of loss; however, the customer has an absolute right of return for a specified period. Accordingly, the Company does not recognize revenue on these transactions until the earlier of (1) the customer informing the Company that it will keep the product or (2) the expiration of the right of return period. Inventories shipped to our customers on memo terms that do not meet all of the relevant criteria to be recorded as a sale are classified as inventory on consignment in the Company’s consolidated balance sheets. Our customers are generally required to make payments on memo shipments within 30 days upon the customer informing the Company that it will keep the product.

Estimates are used to determine the amount of two reserves against accounts receivable. First, an “Allowance for Doubtful Accounts” is established to reduce accounts receivable to an amount expected to be collected. Based on our collection history, we determine a percentage based on the age of the receivable that we deem collectible. The allowance is then calculated by applying the appropriate percentage to each of our receivables. Any increases or decreases to this allowance are charged or credited to general and administrative expenses. This allowance for doubtful accounts was $110,000 and $130,000 at March 31, 2004 and December 31, 2003, respectively. The second reserve against accounts receivable is the “Allowance for Returns”. At the time revenue is recognized, we estimate future returns and reduce sales and accounts receivable by this estimated amount. This amount is estimated using the historical return rate for our Company. The allowance for returns was $175,000 and $80,000 at March 31, 2004 and December 31, 2003, respectively.

We offer a co-op advertising program to our customers that reimburses a portion of their marketing costs based on their net purchases from us and is subject to the customer providing documentation of all advertising performed that includes the Company’s product. At the end of any given period, we estimate the amount of co-op advertising expense that has not yet been submitted for credit by our customers. These amounts were $323,000 and $363,000 at March 31, 2004 and December 31, 2003, respectively and are included on the balance sheet under “Accrued Expenses and Other Liabilities.” We estimate this amount based on our historical experience with each customer.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We believe that our exposure to market risk for changes in interest rates is not significant because our investments are limited to highly liquid instruments with maturities of three months or less. At March 31, 2004, we had approximately $12.1 million of short-term investments, primarily money market funds, classified as cash and equivalents. All of our transactions with international customers and suppliers are denominated in U.S. dollars.

Item 4: Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of March 31, 2004, the Company’s Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures enable the Company to record, summarize and report in a timely manner the information that the Company is required to disclose in its Exchange Act reports.

(b) Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description
10.61	Letter Agreement, dated December 14, 2003, between Cree, Inc. and Charles & Colvard, Ltd.*

10.62	Lease Agreement, dated March 26, 2004, between Duke Realty Limited Partnership and Charles & Colvard, Ltd.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The registrant has requested that certain portions of this exhibit be given confidential treatment.

(b) Reports on Form 8-K

On February 17, 2004, a Form 8-K was furnished under Item 9 to report, pursuant to Item 12, the Company’s financial results for the year ended December 31, 2003, as well as providing sales guidance for the three months ended March 31, 2004.

On March 17, 2004, a Form 8-K was furnished under Item 9 to report sales guidance for the three months ended March 31, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Charles & Colvard, Ltd.

Date: May 17, 2004	/s/ Robert S. Thomas
Robert S. Thomas
President & Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2004	/s/ James R. Braun
James R. Braun
Vice President of Finance & Chief Financial Officer
(Principal Accounting Officer)