Form 10-Q
period 2004-06-30
CHARLES & COLVARD LTD
filed 2004-08-10
CIK 1015155

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

As of July 31, 2004 there were 13,276,416 shares of the Registrant’s Common Stock, no par value per share, outstanding.

Charles & Colvard, Ltd. and Subsidiary

Part I. Financial Information

Item 1. Financial Statements

Charles & Colvard, Ltd. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	$4,364,276	$4,311,706	$10,001,810	$8,684,849
Cost of goods sold	1,493,236	1,392,576	3,239,875	3,091,017

Gross profit	2,871,040	2,919,130	6,761,935	5,593,832

Operating expenses:
Marketing and sales	1,772,115	1,440,832	3,514,698	2,592,844
General and administrative	572,792	583,844	1,444,742	1,186,201
Research and development	4,163	5,842	7,175	7,592

Total operating expenses	2,349,070	2,030,518	4,966,615	3,786,637

Operating income	521,970	888,612	1,795,320	1,807,195

Interest income	26,906	28,989	51,236	63,909

Income before taxes	548,876	917,601	1,846,556	1,871,104

Income tax expense	260,385	415,370	1,002,708	836,422

Net income	$288,491	$502,231	$843,848	$1,034,682

Net income per share:
Basic	$0.02	$0.04	$0.06	$0.08

Diluted	$0.02	$0.04	$0.06	$0.08

Weighted-average common shares:
Basic	13,258,810	13,219,530	13,238,969	13,260,836

Diluted	13,608,548	13,521,463	13,546,164	13,584,854

See Notes to Condensed Consolidated Financial Statements.

Charles & Colvard, Ltd. and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2004	December 31, 2003
Assets
Current Assets:
Cash and equivalents	$12,678,028	$11,559,123
Accounts receivable	2,660,058	3,702,095
Interest receivable	7,555	6,792
Inventories (Note 2)	24,130,593	24,065,992
Inventory on consignment (Note 3)	1,132,497	—
Prepaid expenses	410,480	499,442
Deferred income taxes	235,179	235,179

Total current assets	41,254,390	40,068,623

Long Term Assets:
Equipment, net	471,788	453,836
Patent and license rights, net	319,378	274,890
Deferred income taxes	4,707,231	5,649,939

Total long term assets	5,498,397	6,378,665

Total assets	$46,752,787	$46,447,288

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable:
Cree, Inc.	$581,238	$778,516
Other	565,613	538,943
Accrued payroll	359,227	164,943
Accrued expenses and other liabilities	189,722	392,659
Deferred gross profit	—	448,270

Total current liabilities	1,695,800	2,323,331

Commitments (Note 5)

Shareholders’ Equity:
Common stock (Note 4)	54,631,876	54,333,287
Additional paid-in capital – stock options	2,198,373	2,407,780
Accumulated deficit	(11,773,262)	(12,617,110)

Total shareholders’ equity	45,056,987	44,123,957

Total liabilities and shareholders’ equity	$46,752,787	$46,447,288

See Notes to Condensed Consolidated Financial Statements.

Charles & Colvard, Ltd. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Operating Activities:
Net income	$843,848	$1,034,682
Adjustments:
Depreciation and amortization	91,866	77,652
Stock option compensation	2,177	12,476
Loss on disposal of long term assets	37	—
Provision for deferred income taxes	942,708	792,422
Change in operating assets and liabilities:
Net change in assets	(66,862)	(1,530,602)
Net change in liabilities	(627,531)	(473,218)

Net cash provided by (used in) operating activities	1,186,243	(86,588)

Investing Activities:
Capital expenditures	(154,343)	(121,843)

Net cash used in investing activities	(154,343)	(121,843)

Financing Activities:
Proceeds from exercise of stock options	321,939	28,412
Purchase of common stock	(234,934)	(748,003)

Net cash provided by (used in) financing activities	87,005	(719,591)

Net change in cash and equivalents	1,118,905	(928,022)

Cash and equivalents, beginning of period	11,559,123	13,282,245

Cash and equivalents, end of period	$12,678,028	$12,354,223

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

All of the Company’s activities are within a single business segment. The following tables present certain data by geographic area:

	Three Months Ended June 30,
Net Sales (based on destinations of our shipments)	2004	2003
United States	$3,622,097	$3,706,564
International	742,179	605,142

Total	$4,364,276	$4,311,706

	Six Months Ended June 30,
Net Sales (based on destinations of our shipments)	2004	2003
United States	$8,565,833	$7,504,443
International	1,435,977	1,180,406

Total	$10,001,810	$8,684,849

	June 30,	December 31,
Equipment, Net	2004	2003
United States	$350,983	$340,037
International (All in Asia)	120,805	113,799

Total	$471,788	$453,836

2. Inventories

Inventories are stated at the lower of cost or market determined on a first in, first out basis. Inventory costs include direct material and labor, inbound freight, purchasing and receiving costs, inspection costs and warehousing costs. A significant amount of inventory must be maintained at all times to be prepared to react to possible customer demand for large purchases and for a variety of jewel styles. In addition, the Company has entered into certain agreements to consign inventory for new or expanding retail opportunities. These consignments will require a significant amount of inventory to be maintained. On average, using historical results as a basis, finished jewels are held in inventory up to 36 months prior to being sold.

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

Despite the significant amount of jewels in our inventory, obsolescence is not a factor in our inventory valuation. Our jewels do not degrade over time and our inventory consists of the cuts and sizes most commonly used in the jewelry industry. All inventories are carefully reviewed for quality standards before they are entered into finished goods. As the quality of our raw material has improved, so have the standards used to evaluate our finished goods. To ensure our inventory meets our current standards, we review the inventory on an ongoing basis. We established a reserve in 2002 to allow for certain jewels of a slightly lesser quality in our finished goods inventory to be re-cut to increase their quality and/or to satisfy certain cuts/sizes demanded by the customer. The need for adjustment to this reserve is evaluated on a period-by-period basis.

Finished goods are shown net of a reserve for excess jewelry inventory of $105,000 and $130,000 at June 30, 2004 and December 31, 2003, respectively. The Company does not actively market its jewelry inventory. Jewelry inventory value is determined as the amount we would obtain by melting the gold in the jewelry and putting the jewels back into loose stone inventory. In addition, finished goods are shown net of a lower of cost or market reserve of $400,000 at June 30, 2004 and December 31, 2003. This reserve was established to allow for the carat weight loss associated with the re-cutting of a portion of the finished goods inventory. There are certain shapes and sizes of jewels in inventory that will be re-cut to achieve higher quality standards. These jewels can be re-cut into shapes and sizes that have a higher demand without the purchase of additional raw material.

	June 30, 2004	December 31, 2003
Raw materials	$1,546,700	$1,133,805
Work-in-process	3,969,531	4,140,703
Finished goods	18,614,362	18,791,484

Total Inventory	$24,130,593	$24,065,992

3. Inventory on Consignment

Periodically, the Company sells product to customers on “memo” terms. For shipments on “memo” terms, the customer receives title to the goods and assumes the risk of loss; however, the customer has an absolute right of return for a specified period. The Company does not recognize revenue on these transactions until the earlier of (1) the customer informing the Company that it will keep the product or (2) the expiration of the memo period. Prior to 2004, these types of sales have not been significant and the Company recorded them as accounts receivable and deferred gross profit at the time of shipment. In 2004, the Company experienced a significant increase in “memo” sales and determined that, effective January 1, 2004, product shipped to our customers on “memo” terms that do not meet all of the relevant criteria for recording as a sale would be classified as inventory on consignment on the Company’s consolidated balance sheets. The $1,132,000 of inventory on consignment at June 30, 2004 represents potential revenue of $2,972,000 and potential gross profit of $1,840,000.

4. Common Stock

In December 2003, the Board of Directors authorized a follow-on repurchase program for up to 900,000 shares of the Company’s common stock. At the discretion of management, the repurchase program can be implemented through open market or privately negotiated transactions at prices at or below prevailing prices. This program will expire in December 2004. During the three months ended June 30, 2004, there were 46,377 shares repurchased at an average price of $5.07. There were no shares repurchased during the three months ended March 31, 2004. Management will determine the time and extent of any future repurchases based on its evaluation of market conditions and other factors.

5. Commitments

Operating Lease

The Company currently leases approximately 12,700 square feet of mixed use space from an unaffiliated third party at a base cost of approximately $11,700 per month, plus contingent rentals based on the Company’s proportionate share of the lessor’s operating costs, as defined in the lease agreement. The lease expires August 31, 2004.

In March 2004, the Company entered into a seven year lease, beginning in August 2004, for approximately 16,500 square feet of mixed use space from an unaffiliated third party at a base cost of $11,355 per month, plus contingent rentals based on the Company’s proportionate share of the lessor’s operating costs. Terms of the lease provide for escalations of the base rent throughout the lease term, up to $13,175 at August 1, 2010. The lease also provides for twelve different months (August 2004-September 2004 and August 2005-May 2006) throughout the term where no rent will be payable and a $74,000 moving allowance to be paid to the Company. At the Company’s discretion, the lease can be extended for three successive five year periods. Finally, the lease provides the Company the right to terminate the lease at the end of five years for $192,000.

The future minimum lease payments of the Company, including its Hong Kong subsidiary, are as follows: $122,000 for the remainder of 2004, $163,000 in 2005, $109,000 in 2006, $145,000 in 2007, $148,000 in 2008, $152,000 in 2009, $156,000 in 2010 and $92,000 in 2011, totaling $1,087,000. Rental expense incurred for operating leases and leases whose terms are less than one year in duration for the three and six months ended June 30, 2004 was $74,000 and $151,000, respectively. For the three and six months ended June 30, 2003, such expense was $53,000 and $107,000, respectively.

Purchase Commitment

On June 6, 1997, the Company entered into an Amended and Restated Exclusive Supply Agreement (“Exclusive Supply Agreement”) with Cree, Inc. (“Cree”). The Exclusive Supply Agreement has an initial term of ten years which may be extended for an additional ten years by either party, if the Company orders in any 36-month period SiC crystals with an aggregate purchase price in excess of $1 million. The Company has met this order threshold and expects to extend the term of the Exclusive Supply Agreement. In connection with the Exclusive Supply Agreement, the Company has committed to purchase a minimum of 50% (by dollar volume) of its requirements for SiC crystals from Cree. If the Company’s orders require Cree to expand beyond specified production levels, the Company must commit to purchase certain minimum quantities. In December 2003, the Company agreed with Cree on a framework for purchases for 2004. The Company is obligated to purchase a minimum quantity of usable material on a quarterly basis if Cree meets certain minimum quality levels. For each quarter during 2004, the Company has committed to purchase between $400,000 and $1,600,000 of raw material depending upon the quality of material received. If Cree’s material quality is consistent with that received in 2003, future purchases are expected to be at the high end of this range. During the three and six months ended June 30, 2004, we purchased $1.5 million and $2.7 million of raw material from Cree, respectively.

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

In accordance with Accounting Principles Board (APB) Opinion No. 25, and the provision of Statement of Financial Accounting Standards (FAS) No. 123 as applicable to consultants, the Company recorded compensation expense relating to stock options granted with exercise prices less than market value or granted to consultants as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Stock based compensation cost, net of income tax, included in reported net income	$468	$4,019	$1,338	$7,666

This compensation expense is included in general and administrative expenses in the accompanying Statements of Operations. Had compensation expense for all stock options been determined consistent with FAS 123, rather than APB 25, the Company’s net income and income per share for the three and six months ended June 30, 2004 and 2003 would have been recorded to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income:
As reported	$288,491	$502,231	$843,848	$1,034,682
Deduct – total stock based compensation expense under fair value method for all awards, net of income tax	68,204	57,104	174,572	381,754

Pro forma net income	$220,287	$445,127	$669,276	$652,928

Basic and diluted net income per share:
As reported	$0.02	$0.04	$0.06	$0.08
Pro forma	0.02	0.03	0.05	0.05

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These forward-looking statements represent our judgment on future events. Our business is subject to business and economic risks and uncertainties that could cause our actual performance and results to differ materially from those expressed or implied by any of the forward-looking statements included herein. These risks and uncertainties include but are not limited to the Company’s ability to manage growth effectively, dependence on Cree, Inc. (“Cree”) for SiC crystals, dependence on a limited number of distributors such as K&G Creations, Reeves Park, and Stuller Settings, Inc., limited operating history and dependence on continued growth and consumer acceptance of the Company’s products, in addition to the other risks and uncertainties described under the heading “Business Risks” in our Form 10-K for the year ended December 31, 2003, which was filed with the Securities and Exchange Commission on March 17, 2004, and other filings with the Securities and Exchange Commission.

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

In March 2000, we entered into distribution agreements with Stuller Settings, Inc. (Stuller) and Rio Grande, two of the largest suppliers of jewelry-related products to the jewelry industry, for the North American distribution of moissanite. We have also entered into several agreements with domestic jewelry manufacturers, including K&G Creations, which is currently our largest customer. Through these agreements with Stuller, Rio Grande and jewelry manufacturers and the brand awareness created by our marketing program, we have sought to rapidly increase the introduction of moissanite into the domestic jewelry market while maintaining average selling prices. Although these new distribution and marketing strategies enabled us to achieve profitability in each of the last three completed fiscal years we have no assurance that these strategies will be successful in the long-term.

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

During 2002, we continued our focus on the domestic market, while investing limited resources in certain international markets that management believes represent the most potential. Our 2002 sales were 44% higher than sales in 2001 with sustained profitability and positive cash flow. In 2003, we increased our sales and marketing expenses to expand product awareness and provide support to retailers, thereby accelerating sales growth. The majority of the increased expenses were focused on the domestic market, however we also increased our marketing and sales investment in Hong Kong and China. Our sales were 4% higher in 2003 over 2002. We believe that our increased investment in sales and marketing expenses will lead to an increased growth rate in 2004 and beyond. For the six months ended June 30, our sales were 15% higher over the same period last year and we remained profitable. Although our goals for the remainder of 2004 are to continue increasing sales while sustaining profitability, we cannot be sure that either goal will be achieved.

In June 2004, we announced the planned national rollout of test distribution at one of the country’s leading jewelry retailers. In a joint effort with our direct customers, Quadamas of Los Angeles, and Reeves Park of Minneapolis, we plan to launch a Charles & Colvard moissanite jewelry category at approximately four hundred and fifty retail doors. The jewelry is scheduled to be in the stores no later than October 1, 2004. It is planned that this retailer will also offer moissanite jewelry in its catalog and on its web based selling platform, with those activities slated to commence prior to the in-store program. We are treating this program as a test distribution. As a result, the program will be supported with extensive advertising and public relations activities, as well as by in-store events and promotions. The jewelry placed in this distribution will be on consignment with the retailer. Revenue will be recognized by the Company as the retailer reports the sell thru on a bi-weekly basis. It is anticipated that expenses for establishing and supporting this effort will occur in advance of our revenue reporting, and due to the size and importance of the program, could create short-term losses for the Company. We have not yet established specific advertising and public relations budgets for this test distribution.

Results of Operations

The following tables are intended to illustrate a tabular analysis of certain Consolidated Statement of Operations data as a percentage of sales for both periods presented. A detailed explanation of our results of operations follows these tables:

	Three Months Ended June 30,
	2004		2003
Sales	100%	$4,364,276	100%	$4,311,706
Gross profit	66%	2,871,040	68%	2,919,130
Marketing and sales expenses	41%	1,772,115	33%	1,440,832
General and administrative expenses	13%	572,792	14%	583,844
Operating income	12%	521,970	21%	888,612

	Six Months Ended June 30,
	2004		2003
Sales	100%	$10,001,810	100%	$8,684,849
Gross profit	68%	6,761,935	64%	5,593,832
Marketing and sales expenses	35%	3,514,698	30%	2,592,844
General and administrative expenses	14%	1,444,742	14%	1,186,201
Operating income	18%	1,795,320	21%	1,807,195

Three Months ended June 30, 2004 compared with Three Months ended June 30, 2003.

Net sales were $4,364,276 for the three months ended June 30, 2004 compared to $4,311,706 for the three months ended June 30, 2003, an increase of $52,570 or 1%. Shipments of moissanite jewels increased to approximately 23,900 carats from 23,500 carats in the same period of 2003. The average selling price per carat decreased by 5% primarily due to a product mix in which a greater percentage of smaller size jewels, which have a lower price per carat, were sold. Domestic sales accounted for approximately 83% and 86% of sales during the three months ended June 30, 2004 and 2003, respectively.

Domestic net sales and carat shipments each decreased by 2% and international net sales and carat shipments increased by 23% and 28% respectively, for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. Decreased domestic shipments are attributable to lower volume of sales to customers supplying TV shopping channels, partially offset by new specialty retailers adding moissanite jewelry to their product offerings. Increased international shipments into Hong Kong, Singapore and Thailand were offset by decreased shipments into Vietnam. Our three largest customers, K&G Creations, Reeves Park, and Stuller, accounted for 35%, 19%, and 18%, respectively, of our sales during the three months ended June 30, 2004. K&G Creations and Reeves Park, domestic manufacturing customers, provide moissanite jewels and jewelry to a large and diversified customer base, including television shopping channels and traditional retail stores. Stuller, the largest supplier to domestic independent jewelers, provides both moissanite jewels and a limited line of moissanite jewelry to its customers. While we believe our current relationship with these customers is good, and alternate manufacturers and distributors are available to serve their customer base, a loss of any of these customers could cause a material adverse effect on our results of operations in a particular period.

Our gross profit margin was 65.8% for the three months ended June 30, 2004 compared to 67.7% for the three months ended June 30, 2003. The decreased gross margin percentage was primarily caused by a 5% decrease in the average selling price per carat. Future gross margins will fluctuate based upon our average selling price per carat and the costs being relieved from inventory under our first-in, first-out accounting policy.

Marketing and sales expenses were $1,772,115 for the three months ended June 30, 2004 compared to $1,440,832 for the three months ended June 30, 2003, an increase of $331,283 or 23%. As a percentage of sales, these expenses increased to 41% from 33% in the same period of 2003. The primary reasons for the increase are $298,000 of increased advertising expenses to promote customer sales opportunities at new and existing retailers, $83,000 of increased costs associated with our offices in Hong Kong and China, partially offset by $141,000 of decreased co-op advertising expense. Our co-op advertising program reimburses a portion of our customers’ marketing costs based on the amount of their purchases from us, and is subject to the customer providing us documentation of all advertising performed that includes the Company’s products. The decrease in this expense was primarily caused by one of our major customers not participating in the co-op program. This customer is supported by our direct advertising, rather than through a co-op program. In the second half of 2004, in connection with our test distribution discussed in the “overview” above, we plan to continue to increase spending on sales and marketing expenses to support our efforts to increase sales growth. Subject to the Company’s sales level, this increase in expenses could cause short-term operating losses for the Company in a given quarter.

General and administrative expenses were $572,792 for the three months ended June 30, 2004 compared to $583,844 for the three months ended June 30, 2003, a decrease of $11,052 or 2%. As a percentage of sales, these expenses decreased to 13% from 14% in the same period of 2003. The decrease is primarily attributable to a $59,000 reduction in the amount accrued for our Executive Compensation Plan. Based on our performance during the three months ended June 30, 2004, the amount estimated to be paid under this plan at year-end was reduced by this amount.

Interest income was $26,906 for the three months ended June 30, 2004 compared to $28,989 for the three months ended June 30, 2003, a decrease of $2,083 or 7%. This decrease resulted from a lower interest rate earned on our cash balances, partially offset by a higher average cash balance.

Our effective income tax rate for the three months ended June 30, 2004 was 47% compared to 45% for the three months ended June 30, 2003. Our statutory tax rate is 38.5% and consists of the Federal income tax rate of 34% and North Carolina income tax rate of 4.5%, net of the federal benefit. Our effective income tax rate is higher than our statutory rate primarily due to our inability to currently recognize an income tax benefit for our operating losses in Hong Kong and China. We cannot recognize this income tax benefit due to the uncertainty of generating sufficient future taxable income in these countries to offset the existing losses. The increase in our effective income tax rate from 45% to 47% is due to $52,000 of increased losses of our Hong Kong and China offices over the same period last year.

Six Months ended June 30, 2004 compared with Six Months ended June 30, 2003.

Net sales were $10,001,810 for the six months ended June 30, 2004 compared to $8,684,849 for the six months ended June 30, 2003, an increase of $1,316,961 or 15%. Shipments of moissanite jewels increased 15% to approximately 55,800 carats from 48,600 carats in the same period of 2003. The average selling price per carat was relatively flat (decreased by 1%) as we sold a comparable product mix in the same period last year. Domestic sales accounted for approximately 86% of sales during the six months ended June 30, 2004 and 2003. Domestic carat shipments increased by 15% and international carat shipments increased by 16%.

Increased domestic shipments are attributable to expanded distribution into a number of new retailers (including King’s Jewelry and HSN.com) and increased volume with our existing retailers, partially offset by lower volume of sales to customers supplying TV shopping channels. Increased international shipments into Singapore, Hong Kong, Taiwan and Korea were offset by decreased shipments into Thailand. Our three largest customers, K&G Creations,

Reeves Park, and Stuller, accounted for 38%, 24%, and 14%, respectively, of our sales during the six months ended June 30, 2004. K&G Creations and Reeves Park, domestic manufacturing customers, provide moissanite jewels and jewelry to a large and diversified customer base, including television shopping channels and traditional retail stores. Stuller, the largest supplier to domestic independent jewelers, provides both moissanite jewels and a limited line of moissanite jewelry to its customers. While we believe our current relationship with these customers is good, and alternate manufacturers and distributors are available to serve their customer base, a loss of any of these customers could cause a material adverse effect on our results of operations in a particular period.

Our gross profit margin was 67.6% for the six months ended June 30, 2004 compared to 64.4% for the six months ended June 30, 2003. The increased gross margin percentage was primarily caused by lower cost inventory items being relieved from inventory under our first-in, first-out accounting policy. Future gross margins will fluctuate based upon our average selling price per carat and the costs being relieved from inventory under our first-in, first-out accounting policy.

Marketing and sales expenses were $3,514,698 for the six months ended June 30, 2004 compared to $2,592,844 for the six months ended June 30, 2003, an increase of $921,854 or 36%. As a percentage of sales, these expenses increased to 35% from 30% in the same period of 2003. The primary reasons for the increase are $501,000 of increased advertising expenses to promote customer sales opportunities at new and existing retailers, $158,000 of increased costs associated with our offices in Hong Kong and China, and $105,000 of increased compensation expense. The increased compensation expense in 2004 includes $66,000 of accrued costs related to our Executive Compensation Plan. There were no costs recorded in 2003 under this plan as the Company did not meet its 2003 internal sales and profit goals. In the second half of 2004, in connection with our test distribution discussed in the “overview” above, we plan to continue to increase spending on sales and marketing expenses to support our efforts to increase sales growth. Subject to the Company’s sales level, this increase in expenses could cause short-term operating losses for the Company in a given quarter.

General and administrative expenses were $1,444,742 for the six months ended June 30, 2004 compared to $1,186,201 for the six months ended June 30, 2003, an increase of $258,541 or 22%. As a percentage of sales, these expenses remained constant at 14%. The increase is primarily due to $136,000 of accrued compensation cost in 2004 due to our Executive Compensation Plan and $78,000 of increased legal fees. There were no costs recorded in 2003 under the Executive Compensation Plan as the Company did not meet its 2003 internal sales and profit goals. The increased legal fees primarily relate to increased governance costs related to compliance with the Sarbanes-Oxley Act and related regulations.

Net interest income was $51,236 for the six months ended June 30, 2004 compared to $63,909 for the six months ended June 30, 2003, a decrease of $12,763 or 20%. This decrease resulted from a lower interest rate earned on our cash balances.

Our effective income tax rate for the six months ended June 30, 2004 was 54% compared to 45% for the six months ended June 30, 2003. Our statutory tax rate is 38.5% and consists of the Federal income tax rate of 34% and North Carolina income tax rate of 4.5%, net of the federal benefit. Our effective income tax rate is higher than our statutory rate primarily due to our inability to currently recognize an income tax benefit for our operating losses in Hong Kong and China. We cannot recognize this income tax benefit due to the uncertainty of generating sufficient future taxable income in these countries to offset the existing losses. The increase in our effective income tax rate from 45% to 54% is due to $123,000 of increased losses of our Hong Kong and China offices over the same period last year and additional income tax expense associated with the profit on inter-company sales to our subsidiary that are not included in book income.

Liquidity and Capital Resources

At June 30, 2004, we had $12.7 million of cash and cash equivalents and $39.6 million of working capital. Cash and inventory account for 92% of our current assets. Our principal sources of liquidity are cash on hand and cash generated by operations. During the six months ended June 30, 2004, $1,186,243 of cash was provided by operations. The primary reason for the increased cash was pretax income of $1,846,556 partially offset by a $1,197,098 increase in inventory. In addition, we used $154,343 of cash for capital expenditures and patent and license rights costs.

Accounts receivable decreased $1,042,000 from December 31, 2003 primarily due to a change in the presentation of sales on “memo” terms. Effective January 1, 2004, the Company determined that certain “memo” sales that do not meet all of the appropriate criteria to be recorded as a sale would be classified as consigned inventory. For jewels shipped on “memo” terms, the customer receives title to the goods and assumes the risk of loss; however, the customer has an absolute right of return for a specified period. As a result, we do not record revenue for shipments on “memo” terms until the earlier of (1) the customer informing the Company that it will keep the product or (2) the expiration of the memo period. The volume and magnitude of “memo” sale transactions increased during the six months ended June 30, 2004 and is expected to be of increasing importance to our business, as our products become more readily accepted in the domestic and international jewelry markets. For example, the test distribution with the major retailer discussed above will utilize significant inventory on consignment to facilitate the test with the growing importance of memo sale transactions, at June 30, 2004, we have not recorded receivables and deferred gross profit for shipments on “memo” terms. At December 31, 2003, $889,000 of our receivables related to sales on “memo” terms and the $448,000 of gross profit associated with these sales was shown as deferred gross profit on our consolidated balance sheets. The $1,132,000 of inventory associated with these shipments at June 30, 2004 is now reflected on the consolidated balance sheets as “Inventory on consignment” and represents potential revenue of $2,972,000 and potential gross profit of $1,840,000. Since “memo” transactions were not material in prior periods, the Company has not reclassified the Company’s December 31, 2003 balance sheet.

On average, using historical results as a basis, finished jewels are held in inventory up to 36 months prior to being sold. As sales increase, we expect the number of months finished jewels are held in inventory to decrease. Prior to 2001 the buildup in the Company’s inventory was a material use of the company’s cash flow. Management considered this investment in inventory essential to be able to meet the orders of its expanding customer base and to fulfill the new and expanding requests from our customers for consigned inventory. It is management’s opinion that total inventory should decrease slightly over time from current levels due to forecasted sales increases, and that inventory turnover should increase, thereby not requiring a significant use of working capital and providing a source of future cash flow. However, the Company will maintain inventories to support its forecasted increases in demand for its product.

In December 2003, we agreed with Cree on a framework for purchases for 2004. The Company is obligated to purchase a minimum quantity of usable material on a quarterly basis if Cree meets certain minimum quality levels. For each quarter during 2004, the Company has committed to purchase between $400,000 and $1,600,000 of raw material depending upon the quality of material received. If Cree’s material quality is consistent with that received in 2003, future purchases are expected to be at the high end of this range. During the three and six months ended June 30, 2004, we purchased $1.5 million and $2.7 million of raw material from Cree, respectively.

In December 2003, the Board of Directors authorized a follow-on repurchase program for up to 900,000 shares of the Company’s common stock. At the discretion of management, the repurchase program can be implemented through open market or privately negotiated transactions at prices at or below prevailing prices. This program will expire in December 2004. During the three months ended June 30, 2004, there were 46,377 shares repurchased at an average price of $5.07. There were no shares repurchased during the three months ended March 31, 2004. Management will determine the time and extent of any future repurchases based on its evaluation of market conditions and other factors.

Based on our cash and cash equivalents and other working capital, management believes that our existing capital resources are adequate to satisfy our capital requirements for at least the next 12 months.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We believe that our exposure to market risk for changes in interest rates is not significant because our investments are limited to highly liquid instruments with maturities of three months or less. At June 30, 2004, we had approximately $12.1 million of short-term investments, primarily money market funds, classified as cash and equivalents. All of our transactions with international customers and suppliers are denominated in U.S. dollars.

Item 4: Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of June 30, 2004, the Company’s Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures enable the Company to record, summarize and report in a timely manner the information that the Company is required to disclose in its Exchange Act reports.

(b) Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 2(e). Purchase of Equity Securities

Charles & Colvard made the following purchases of its common stock during the three months ended June 30, 2004:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly-Announced Plan	Maximum Number of Shares That May Yet be Purchased Under the Plan (1)
April 1, 2004 – April 30, 2004	—	—	—	900,000
May 1, 2004 – May 31, 2004	46,377	$5.07	46,377	853,623
June 1, 2004 – June 30, 2004	—	—	—	853,623
Total	46,377	$5.07	46,377

(1)	In December 2003, the Board of Directors authorized the repurchase of up to 900,000 shares of the Company’s common stock through open market or privately negotiated transactions at prices at or below prevailing prices. This plan expires in December 2004. On May 17, 2004, the Company announced that pursuant to this authority it had entered into a written stock repurchase agreement with Raymond James & Associates, Inc. to provide for the repurchase of certain amounts of the Company’s stock in accordance with rules 10b5-1 and 10b5-18 of the Securities and Exchange Act of 1934. At current trading prices, no additional purchases are expected to be made pursuant to the Raymond James Agreement. However, management is still authorized to make additional share repurchases pursuant to the Board of Director’s authority expiring December 2004.

Item 4: Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Charles & Colvard Ltd. was held on May 11, 2004. At the meeting, the shareholders voted on the election of directors and the ratification of the selection of independent auditors. The following seven nominees were each elected to the Board for a one-year term: Walter J. O’Brien, Jr., Frederick A. Russ, Robert S. Thomas, George A. Thornton III, Laura C. Kendall, Lisa A. Gavales, and Geraldine L. Sedlar. Additionally, the appointment of Deloitte & Touche LLP as independent auditors for the Company for the fiscal year ending December 31, 2004 was ratified. The number of votes cast for, against or withheld, as well as the number of abstentions, for each proposal are as follows:

A. Election of Directors

Director Nominee	Votes For	Votes Withheld
Walter J. O’Brien, Jr. Frederick A. Russ Robert S. Thomas George A. Thornton III Laura C. Kendall Lisa A. Gavales Geraldine L. Sedlar	11,226,710 11,289,280 11,832,646 11,854,231 11,865,456 11,863,556 11,865,416	676,046 613,476 70,110 48,525 37,300 39,200 37,340

B. Ratification of Appointment of Deloitte & Touche LLP as auditors for fiscal year ending December 31, 2004.

	Votes For	Votes Against	Abstentions
Ratification of Appointment of Deloitte & Touche LLP	11,873,661	22,160	6,935

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description
10.63	Employment Agreement, dated August 1, 2004, between Dennis Reed, Vice President of Sales and Charles & Colvard. +

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The registrant has requested that certain portions of this exhibit be given confidential treatment.
+	Denotes a management contract or compensatory plan arrangement

(b) Reports on Form 8-K

On April 28, 2004, a Form 8-K was furnished under Item 12 to report, the Company’s financial results for the three months ended March 31, 2004.

On May 18, 2004, a Form 8-K was furnished under Item 9 to announce that its Board of Directors has approved a written stock repurchase agreement with Raymond James & Associates, Inc., to provide for the repurchase of certain amounts of the Company’s stock in accordance with Rules 10b5-1 and 10b5-18 of the Securities and Exchange Act of 1934.

On June 18, 2004, a Form 8-K was furnished under Item 9 to report expanded distribution with leading retailers and sales guidance for the second quarter of 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Charles & Colvard, Ltd.

Date: August 10, 2004	/s/ Robert S. Thomas
Robert S. Thomas
President & Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2004	/s/ James R. Braun
James R. Braun
Vice President of Finance & Chief Financial Officer
(Principal Accounting Officer)