Form 10-Q
period 2004-09-30
CHARLES & COLVARD LTD
filed 2004-11-09
CIK 1015155

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number: 000-23329

Charles & Colvard, Ltd.

(Exact name of Registrant as specified in its charter)

North Carolina	56-1928817
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Perimeter Park, Suite A, Morrisville, N.C. 27560

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

As of October 31, 2004 there were 13,458,589 shares of the Registrant’s Common Stock, no par value per share, outstanding.

Charles & Colvard, Ltd. and Subsidiary

Part I. Financial Information

Item 1. Financial Statements

Charles & Colvard, Ltd. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales	$5,197,189	$3,776,592	$15,198,999	$12,461,441
Cost of goods sold	1,910,348	1,549,824	5,150,223	4,640,841

Gross profit	3,286,841	2,226,768	10,048,776	7,820,600

Operating expenses:
Marketing and sales	1,895,329	1,418,890	5,410,027	4,011,734
General and administrative	730,048	664,867	2,174,790	1,851,068
Research and development	2,141	12,081	9,316	19,673

Total operating expenses	2,627,518	2,095,838	7,594,133	5,882,475

Operating income	659,323	130,930	2,454,643	1,938,125

Interest income	34,436	24,484	85,672	88,393

Income before income taxes	693,759	155,414	2,540,315	2,026,518

Income tax expense	390,684	151,208	1,393,392	987,630

Net income	$303,075	$4,206	$1,146,923	$1,038,888

Net income per share:
Basic	$0.02	$0.00	$0.09	$0.08

Diluted	$0.02	$0.00	$0.08	$0.08

Weighted-average common shares:
Basic	13,282,258	13,183,970	13,253,504	13,234,933

Diluted	13,728,583	13,482,930	13,607,174	13,550,188

See Notes to Condensed Consolidated Financial Statements.

Charles & Colvard, Ltd. and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2004	December 31, 2003
Assets
Current Assets:
Cash and equivalents	$12,365,500	$11,559,123
Accounts receivable	4,297,695	3,702,095
Interest receivable	9,787	6,792
Inventories (Note 2)	22,197,386	24,065,992
Inventory on consignment (Note 3)	3,386,568	—
Prepaid expenses	251,719	499,442
Deferred income taxes	235,179	235,179

Total current assets	42,743,834	40,068,623

Long Term Assets:
Furniture and equipment, net	532,730	453,836
Patent and license rights, net	328,718	274,890
Deferred income taxes	4,324,047	5,649,939

Total long term assets	5,185,495	6,378,665

Total assets	$47,929,329	$46,447,288

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable:
Cree, Inc.	$717,773	$778,516
Other	610,285	538,943
Accrued payroll	390,050	164,943
Accrued expenses and other liabilities	450,624	392,659
Deferred gross profit	—	448,270

Total current liabilities	2,168,732	2,323,331

Commitments (Note 5)

Shareholders’ Equity:
Common stock (Note 4)	55,400,864	54,333,287
Additional paid-in capital – stock options	1,829,920	2,407,780
Accumulated deficit	(11,470,187)	(12,617,110)

Total shareholders’ equity	45,760,597	44,123,957

Total liabilities and shareholders’ equity	$47,929,329	$46,447,288

See Notes to Condensed Consolidated Financial Statements.

Charles & Colvard, Ltd. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Operating Activities:
Net income	$1,146,923	$1,038,888
Adjustments:
Depreciation and amortization	140,520	119,724
Stock option compensation	2,177	24,087
Loss on disposal of long term assets	11,787	—
Provision for deferred income taxes	1,325,892	923,630
Change in operating assets and liabilities:
Net change in assets	(1,868,834)	(2,612,303)
Net change in liabilities	(154,599)	385,417

Net cash provided by (used in) operating activities	603,866	(120,557)

Investing Activities:
Purchase of furniture and equipment	(206,114)	(133,007)
Patent and license rights costs	(78,915)	(17,290)

Net cash used in investing activities	(285,029)	(150,297)

Financing Activities:
Proceeds from exercise of stock options	722,474	55,559
Purchase of common stock	(234,934)	(748,003)

Net cash provided by (used in) financing activities	487,540	(692,444)

Net change in cash and equivalents	806,377	(963,298)
Cash and equivalents, beginning of period	11,559,123	13,282,245

Cash and equivalents, end of period	$12,365,500	$12,318,947

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

All of the Company’s activities are within a single business segment. The following tables present certain data by geographic area:

	Three Months Ended September 30,
Net Sales (based on destinations of our shipments)	2004	2003
United States	$4,536,190	$3,032,212
International	660,999	744,380

Total	$5,197,189	$3,776,592

	Nine Months Ended September 30,
Net Sales (based on destinations of our shipments)	2004	2003
United States	$13,102,024	$10,536,654
International	2,096,975	1,924,787

Total	$15,198,999	$12,461,441

Furniture and equipment, Net	September 30, 2004	December 31, 2003
United States	$409,944	$340,037
International (All in Asia)	122,786	113,799

Total	$532,730	$453,836

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

Despite the significant amount of jewels in our inventory, obsolescence is not a factor in our inventory valuation. Our jewels do not degrade over time and our inventory consists of the cuts and sizes most commonly used in the jewelry industry. All inventories are carefully reviewed for quality standards before they are entered into finished goods. As the quality of our raw material has improved, so have the standards used to evaluate our finished goods. To ensure our inventory meets our current standards, we review the inventory on an ongoing basis. We established a reserve in 2002 to allow for certain jewels of a slightly lesser quality in our finished goods inventory to be re-cut to increase their quality and/or to satisfy certain cuts/sizes demanded by the customer. The need for adjustments to this reserve is evaluated on a period-by-period basis.

Finished goods are shown net of a reserve for excess jewelry inventory of $100,000 and $130,000 at September 30, 2004 and December 31, 2003, respectively. The Company does not actively market its jewelry inventory. Jewelry inventory value is determined as the amount we would obtain by melting the gold in the jewelry and putting the jewels back into loose stone inventory. In addition, finished goods are shown net of a lower of cost or market reserve of $400,000 at September 30, 2004 and December 31, 2003. This reserve was established to allow for the carat weight loss associated with the re-cutting of a portion of the finished goods inventory. There are certain shapes and sizes of jewels in inventory that will be re-cut to achieve higher quality standards. These jewels can be re-cut into shapes and sizes that have a higher demand without the purchase of additional raw material. The Company’s inventories consist of the following as of September 30, 2004 and December 31, 2003:

	September 30, 2004	December 31, 2003
Raw materials	$1,286,852	$1,133,805
Work-in-process	4,481,903	4,140,703
Finished goods	16,428,631	18,791,484

Total Inventory	$22,197,386	$24,065,992

3. Inventory on Consignment

Periodically, the Company sells product to customers on “memo” terms. For shipments on “memo” terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. The Company does not recognize revenue on these transactions until the earlier of (1) the customer informing the Company that it will keep the product or (2) the expiration of the memo period. Prior to 2004, these types of sales have not been significant and the Company recorded them as accounts receivable and deferred gross profit at the time of shipment. In 2004, the Company experienced a significant increase in “memo” sales and determined that, effective January 1, 2004, product shipped to our customers on “memo” terms that do not meet all of the relevant criteria for recording as a sale would be classified as inventory on consignment on the Company’s consolidated balance sheets. The $3,387,000 of inventory on consignment at September 30, 2004 represents potential revenue of $10,666,000 and potential gross profit of $7,279,000.

4. Common Stock

In December 2003, the Board of Directors authorized a follow-on repurchase program for up to 900,000 shares of the Company’s common stock. At the discretion of management, the repurchase program can be implemented through open market or privately negotiated transactions at prices at or below prevailing prices. This program will expire in December 2004. There were no shares repurchased during the three months ended September 30, 2004. During the nine months ended September 30, 2004, there were 46,377 shares repurchased at an average price of $5.07. Management will determine the time and extent of any future repurchases based on its evaluation of market conditions and other factors.

5. Commitments

Operating Lease

In March 2004, the Company entered into a seven year lease, beginning in August 2004, for approximately 16,500 square feet of mixed use space from an unaffiliated third party at a base cost of $11,727 per month, plus additional rentals based on the Company’s proportionate share of the lessor’s operating costs. Terms of the lease provide for escalations of the base monthly rent throughout the lease term, up to $13,546 at August 1, 2010. The lease also provides for twelve different months (August 2004-September 2004 and August 2005-May 2006) throughout the term where no rent will be payable and a $74,000 moving allowance to be paid to the Company. At the Company’s discretion, the lease can be extended for three successive five year periods. Finally, the lease provides the Company the right to terminate the lease at the end of five years for $192,000.

The future minimum lease payments of the Company, including its Hong Kong subsidiary, are as follows: $64,000 for the remainder of 2004, $158,000 in 2005, $111,000 in 2006, $149,000 in 2007, $153,000 in 2008, $156,000 in 2009, $160,000 in 2010 and $95,000 in 2011, totaling $1,046,000. Rental expense incurred for operating leases and leases whose terms are less than one year in duration for the three and nine months ended September 30, 2004 was $69,000 and $220,000, respectively. For the three and nine months ended September 30, 2003, such expense was $57,000 and $164,000, respectively.

Purchase Commitment

On June 6, 1997, the Company entered into an Amended and Restated Exclusive Supply Agreement (“Exclusive Supply Agreement”) with Cree, Inc. (“Cree”). The Exclusive Supply Agreement has an initial term of ten years which may be extended for an additional ten years by either party, if the Company orders in any 36-month period SiC crystals with an aggregate purchase price in excess of $1 million. The Company has met this order threshold and expects to extend the term of the Exclusive Supply Agreement. In connection with the Exclusive Supply Agreement, the Company has committed to purchase a minimum of 50% (by dollar volume) of its requirements for SiC crystals from Cree. If the Company’s orders require Cree to expand beyond specified production levels, the Company must commit to purchase certain minimum quantities. In December 2003, the Company agreed with Cree on a framework for purchases for 2004. The Company is obligated to purchase a minimum quantity of usable material on a quarterly basis if Cree meets certain minimum quality levels. During the three and nine months ended September 30, 2004, we purchased $1.5 million and $4.2 million of raw material from Cree, respectively. We have committed to purchase approximately $2,000,000 of material from Cree during the three months ended December 31, 2004. We have not yet committed to a specific purchase amount for 2005.

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

In accordance with Accounting Principles Board (APB) Opinion No. 25, and the provision of Statement of Financial Accounting Standards (FAS) No. 123 as applicable to consultants, the Company recorded compensation expense relating to stock options granted with exercise prices less than market value or granted to consultants as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Stock based compensation cost, net of income tax, included in reported net income	$—	$7,134	$1,338	$14,800

This compensation expense is included in general and administrative expenses in the accompanying Statements of Operations. Had compensation expense for all stock options been determined consistent with the provisions of FAS 123, rather than APB 25, the Company’s net income and income per share for the three and nine months ended September 30, 2004 and 2003 would have been recorded to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income:
As reported	$303,075	$4,206	$1,146,923	$1,038,888
Deduct – total stock based compensation expense under fair value method for all awards, net of income tax	79,210	45,500	253,782	427,254

Pro forma net income (loss)	$223,865	$(41,294)	$893,141	$611,634

Basic net income (loss) per share:
As reported	$0.02	$0.00	$0.09	$0.08

Pro forma	$0.02	$0.00	$0.07	$0.05

Diluted net income (loss) per share:
As reported	$0.02	$0.00	$0.08	$0.08

Pro Forma	$0.02	$0.00	$0.07	$0.05

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These forward-looking statements represent our judgment on future events. Our business is subject to business and economic risks and uncertainties that could cause our actual performance and results to differ materially from those expressed or implied by any of the forward-looking statements included herein. These risks and uncertainties include but are not limited to the Company’s ability to manage growth effectively, dependence on Cree, Inc. (“Cree”) for SiC crystals, dependence on a limited number of distributors such as K&G Creations, Reeves Park, and Stuller Settings, Inc., our limited operating history and dependence on continued growth and consumer acceptance of the Company’s products, in addition to the other risks and uncertainties described under the heading “Business Risks” in our Form 10-K for the year ended December 31, 2003, which was filed with the Securities and Exchange Commission on March 17, 2004, and other filings with the Securities and Exchange Commission.

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

In March 2000, we entered into distribution agreements with Stuller Settings, Inc. (Stuller) and Rio Grande, two of the largest suppliers of jewelry-related products to the jewelry industry, for the North American distribution of moissanite. We have also entered into several agreements with domestic jewelry manufacturers, including K&G Creations and Reeves Park, which are two of our largest customers. Through these agreements with Stuller, Rio Grande and jewelry manufacturers and the brand awareness created by our marketing program, we have sought to rapidly increase the introduction of moissanite into the domestic jewelry market while maintaining average selling prices. Although these new distribution and marketing strategies enabled us to achieve profitability in each of the last three completed fiscal years, we have no assurance that these strategies will be successful in the long-term.

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

During 2002, we focused on the domestic market, while investing limited resources in certain international markets that management believes represent the most potential. Our 2002 sales were 44% higher than sales in 2001 with sustained profitability and positive cash flow. In 2003, we increased our sales and marketing expenses to expand product awareness and provide support to retailers, thereby accelerating sales growth. The majority of the increased expenses were focused on the domestic market, however we also increased our marketing and sales investment in Hong Kong and China. Our sales were 4% higher in 2003 over 2002. We believe that our increased investment in sales and marketing expenses will lead to an increased growth rate in 2004 and beyond. For the nine months ended September 30, 2004 our sales were 22% higher over the same period last year and we remained profitable. Although our goals for the remainder of 2004 are to continue increasing sales while sustaining profitability, we cannot be sure that either goal will be achieved.

In a joint effort with our direct customers, Quadamas of Los Angeles, and Reeves Park of Minneapolis, we launched a Charles & Colvard moissanite jewelry category at four hundred and sixty JCPenney retail locations on October 1, 2004. JCPenney also offers moissanite jewelry in its catalog and online at www.jcpenney.com. The program will be supported with extensive advertising and public relations activities, as well as by in-store events and promotions. The jewelry placed in this distribution will be on consignment with the retailer. Revenue will be recognized by the Company as the retailer reports to us on a bi-weekly basis the sales of our products to the consumer. As of September 30, 2004, $3.4 million of our inventory on consignment was concentrated primarily with two national retailers.

There are several other new retailers introducing moissanite jewelry during the fourth quarter of 2004, including a 10 store test in the 44 store Daniel’s Jewelry, a 3 store test in the 16 store Alvin’s Jewelry, a 14 store test in the 41 store Boscov’s department stores and a 12 store test at the 40 store Migerobe leased department store chain. Our investment in advertising for the fourth quarter of 2004 to support the holiday promotions for our retail distribution partners is budgeted at approximately $2 million and could result in increased operating expenses as a percentage of sales. This increased investment in advertising and promotion expenses could occur in advance of our generating revenue from these new opportunities, resulting in short-term operating losses for the Company in a given quarter.

Results of Operations

The following tables are intended to illustrate a tabular analysis of certain Consolidated Statement of Operations data as a percentage of sales for both periods presented. A detailed explanation of our results of operations follows these tables:

	Three Months Ended September 30,
	2004		2003
Sales	100%	$5,197,189	100%	$3,776,592
Gross profit	63%	3,286,841	59%	2,226,768
Marketing and sales expenses	36%	1,895,329	38%	1,418,890
General and administrative expenses	14%	730,048	18%	664,867
Operating income	13%	659,323	3%	130,930

	Nine Months Ended September 30,
	2004		2003
Sales	100%	$15,198,999	100%	$12,461,441
Gross profit	66%	10,048,776	63%	7,820,600
Marketing and sales expenses	36%	5,410,027	32%	4,011,734
General and administrative expenses	14%	2,174,790	15%	1,851,068
Operating income	16%	2,454,643	16%	1,938,125

Three Months ended September 30, 2004 compared with Three Months ended September 30, 2003

Net sales were $5,197,189 for the three months ended September 30, 2004 compared to $3,776,592 for the three months ended September 30, 2003, an increase of $1,420,597 or 38%. Shipments of moissanite jewels increased 41% to approximately 30,100 carats from 21,400 carats in the same period of 2003. The average selling price per carat was relatively flat (increased by 1%) as we sold a comparable product mix in the same period last year. Domestic sales accounted for approximately 87% and 80% of sales during the three months ended September 30, 2004 and 2003, respectively.

Domestic net sales and carat shipments increased by 50% and 53%, respectively, for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. Increased domestic shipments are due primarily to a higher volume of sales to Stuller in anticipation of stronger holiday sales following their first release of a twenty page moissanite jewelry catalog for retailers. Our three largest customers, Stuller, K&G Creations, and Reeves Park, accounted for 44%, 27%, and 10%, respectively, of our sales during the three months ended September 30, 2004. K&G Creations and Reeves Park, domestic manufacturing customers, provide moissanite jewels and jewelry to a customer base that consists primarily of television shopping channels and traditional retail stores. Stuller, the largest supplier to domestic independent jewelers, provides both moissanite jewels and a limited line of moissanite jewelry to its customers. While we believe our current relationship with these customers is good, and alternate manufacturers and distributors are available to serve their customer base, a loss of any of these customers could cause a material adverse effect on our results of operations in a particular period. Based on our inventory on consignment with Reeves Park for JCPenney and planned advertising and promotional support for this program, the Company expects its relationship with Reeves Park (and indirectly JCPenney) to become more significant in future periods and that the Company will become, at least in the short-term, more dependent on maintaining and enhancing its JCPenney program.

International net sales and carat shipments decreased by 11% and 10%, respectively, for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. Decreased shipments into Taiwan, Thailand, and India were partially offset by increased shipments into Singapore, England, and Australia.

Our gross profit margin was 63.2 % for the three months ended September 30, 2004 compared to 59.0% for the three months ended September 30, 2003. The increased gross margin percentage was primarily caused by lower cost inventory items being relieved from inventory under our first-in, first-out accounting policy. Future gross margins will fluctuate based upon our average selling price per carat and the costs being relieved from inventory under our first-in, first-out accounting policy. The costs being relieved from inventory should trend lower over time, with variations quarter to quarter, as we have achieved declining production costs per carat over the past three years.

Marketing and sales expenses were $1,895,329 for the three months ended September 30, 2004 compared to $1,418,890 for the three months ended September 30, 2003, an increase of $476,439 or 34%. As a percentage of sales, these expenses decreased to 36% from 38% in the same period of 2003. The primary reasons for the increased expenses are $310,000 of increased advertising expenses to promote customer sales opportunities at new and existing retailers, $101,000 of increased co-op advertising expense, $71,000 of increased costs associated with our offices in Hong Kong and China, partially offset by $185,000 of advertising production costs incurred during 2003, not present in 2004, associated with the redesign of our advertising message. Our investment in advertising for the fourth quarter of 2004 to support holiday promotions for our retail distribution partners is budgeted at approximately $2 million and could result in increased operating expenses as a percentage of sales. This increased investment in advertising and promotion expenses could occur in advance of our generating revenue from these new opportunities, resulting in short-term operating losses for the Company in a given quarter.

General and administrative expenses were $730,048 for the three months ended September 30, 2004 compared to $664,867 for the three months ended September 30, 2003, an increase of $65,181 or 10%. As a percentage of sales, these expenses decreased to 14% from 18% in the same period of 2003. The increase in expenses is primarily attributable to increased professional fees, partially offset by $187,000 of legal costs incurred during 2003, not present in 2004, associated with now settled litigation.

Interest income was $34,436 for the three months ended September 30, 2004 compared to $24,484 for the three months ended September 30, 2003, an increase of $9,952 or 41%. This increase resulted from a higher interest rate earned on our cash balances.

Our effective income tax rate for the three months ended September 30, 2004 was 56% compared to 97% for the three months ended September 30, 2003. Our statutory tax rate is 38.5% and consists of the Federal income tax rate of 34% and North Carolina income tax rate of 4.5%, net of the federal benefit. Our effective income tax rate is higher than our statutory rate primarily due to our inability to currently recognize an income tax benefit for our operating losses in Hong Kong and China. We cannot recognize this income tax benefit due to the uncertainty of generating sufficient future taxable income in these countries to offset the existing losses. Although the net losses in Hong Kong and China are comparable for 2003 and 2004, the 2003 effective rate is much higher than 2004 due to our lower US pretax income in 2003. Our 2004 effective rate is also negatively impacted by additional income tax expense associated with the profit on inter-company sales to our subsidiary that are eliminated in consolidation.

Nine Months ended September 30, 2004 compared with Nine Months ended September 30, 2003

Net sales were $15,198,999 for the nine months ended September 30, 2004 compared to $12,461,441 for the nine months ended September 30, 2003, an increase of $2,737,558 or 22%. Shipments of moissanite jewels also increased 23% to approximately 86,000 carats from 70,000 carats in the same period of 2003. The average selling price per carat was relatively flat (decreased by 1%) as we sold a comparable product mix in the same period last year. Domestic sales accounted for approximately 86% and 85% of sales during the nine months ended September 30, 2004 and 2003, respectively. Domestic carat shipments increased by 26% and international carat shipments increased by 6%.

Increased domestic shipments are due primarily to a higher volume of sales to Stuller in anticipation of stronger holiday sales following their first release of a moissanite jewelry catalog for retailers, as well as expanded distribution into a number of new retailers and increased volume with our existing retailers. Increased international shipments into Singapore and Korea were offset by decreased shipments into Thailand. Our three largest customers, K&G Creations, Stuller and Reeves Park, accounted for 34%, 31%, and 13%, respectively, of our sales during the nine months ended September 30, 2004. K&G Creations and Reeves Park, domestic manufacturing customers, provide moissanite jewels and jewelry to a customer base that consists primarily of, television shopping channels and traditional retail stores. Stuller, the largest supplier to domestic independent jewelers, provides both moissanite jewels and a limited line of moissanite jewelry to its customers. While we believe our current relationship with these customers is good, and alternate manufacturers and distributors are available to serve their customer base, a loss of any of these customers could cause a material adverse effect on our results of operations in a particular period. Based on our inventory on consignment with Reeves Park for JCPenney and planned advertising and promotional support for this program, the Company expects its relationship with Reeves Park (and indirectly JCPenney) to become more significant in future periods and that the Company will become, at least in the short-term, more dependent on maintaining and enhancing its JCPenney program.

Our gross profit margin was 66.1% for the nine months ended September 30, 2004 compared to 62.8% for the nine months ended September 30, 2003. The increased gross margin percentage was primarily caused by lower cost inventory items being relieved from inventory under our first-in, first-out accounting policy. Future gross margins will fluctuate based upon our average selling price per carat and the costs being relieved from inventory under our first-in, first-out accounting policy. The costs being relieved from inventory should trend lower over time, with variations quarter to quarter, as we have achieved declining production costs over the past three years.

Marketing and sales expenses were $5,410,027 for the nine months ended September 30, 2004 compared to $4,011,734 for the nine months ended September 30, 2003, an increase of $1,398,293 or 35%. As a percentage of sales, these expenses increased to 36% from 32% in the same period of 2003. The primary reasons for the increase are $942,000 of increased advertising expenses to promote customer sales opportunities at new and existing retailers and $228,000 of increased costs associated with our offices in Hong Kong and China, partially offset by $275,000 of advertising production costs in 2003 associated with the redesign of our advertising message. Our investment in advertising for the fourth quarter of 2004 to support holiday promotions for our retail distribution partners is budgeted at $2 million and could result in increased operating expenses as a percentage of sales. This increased investment in advertising and promotion expenses could occur in advance of our generating revenue from these new opportunities, resulting in short-term operating losses for the Company in a given quarter.

General and administrative expenses were $2,174,790 for the nine months ended September 30, 2004 compared to $1,851,068 for the nine months ended September 30, 2003, an increase of $323,722 or 17%. As a percentage of sales, these expenses decreased to 14% from 15% in the same period of 2003. The increase in expenses is primarily due to $246,000 of increased professional fees and $136,000 of accrued compensation cost in 2004 under our Executive Compensation Plan. There were no costs recorded in 2003 under the Executive Compensation Plan as the Company did not meet its 2003 internal sales and profit goals. The net increase in general and administrative expenses was reduced by a decrease in legal fees over the relevant period of $189,000 related to the now settled litigation.

Net interest income was $85,672 for the nine months ended September 30, 2004 compared to $88,393 for the nine months ended September 30, 2003, a decrease of $2,721 or 3%. This decrease resulted from a lower interest rate earned on our cash balances.

Our effective income tax rate for the nine months ended September 30, 2004 was 55% compared to 49% for the nine months ended September 30, 2003. Our statutory tax rate is 38.5% and consists of the Federal income tax rate of 34% and North Carolina income tax rate of 4.5%, net of the federal benefit. Our effective income tax rate is higher than our statutory rate primarily due to our inability to currently recognize an income tax benefit for our operating losses in Hong Kong and China. We cannot recognize this income tax benefit due to the uncertainty of generating sufficient future taxable income in these countries to offset the existing losses. The increase in our effective income tax rate from 49% to 55% is primarily due to additional income tax expense associated with the profit on inter-company sales to our subsidiary that are eliminated in consolidation.

Liquidity and Capital Resources

At September 30, 2004, we had $12.4 million of cash and cash equivalents and $40.6 million of working capital. Cash and inventory account for 89% of our current assets. Our principal sources of liquidity are cash on hand and cash generated by operations. During the nine months ended September 30, 2004, $603,866 of cash was provided by operations. The primary reason for the increase in cash was pretax income of $2,540,315, partially offset by a $1,517,962 increase in inventory and a $598,595 increase in receivables. In addition, we used $206,114 of cash for the purchase of furniture and equipment and $78,915 on patent and license rights costs (primarily for the issuance of our patents in the countries of the European Union).

Income tax payments for the nine months ended September 30, 2004 were limited to $67,500 due to the utilization of a portion of the Company’s net operating loss (“NOL”) carryforwards to offset the taxable income generated during that period by our US operations. As of December 31, 2003, we had a United States NOL carryforward of approximately $13.1 million, which expires between 2012 and 2020. Federal and state income tax payments will be limited in future periods to primarily alternative minimum tax payments until the NOL has been completely utilized.

Periodically, the Company sells product to customers on “memo” terms. For shipments on “memo” terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. The Company does not recognize revenue on these transactions until the earlier of (1) the customer informing the Company that it will keep the product or (2) the expiration of the memo period. Prior to 2004, these types of sales have not been significant and the Company recorded them as accounts receivable and deferred gross profit at the time of shipment. At December 31, 2003, $889,000 of our receivables related to sales on “memo” terms and there was $448,000 of deferred gross profit on the balance sheet. In 2004, the Company experienced a significant increase in “memo” sales and determined that, effective January 1, 2004, product shipped to our customers on “memo” terms that do not meet all of the relevant criteria for recording as a sale would be classified as inventory on consignment on the Company’s consolidated balance sheets. The $3,387,000 of inventory on consignment at September 30, 2004 represents potential revenue of $10,666,000 and potential gross profit of $7,279,000. Since “memo” transactions were not material prior to 2004, we have not reclassified our December 31, 2003 balance sheet to conform to the 2004 presentation.

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

In December 2003, we agreed with Cree on a framework for purchases for 2004. The Company is obligated to purchase a minimum quantity of usable material on a quarterly basis if Cree meets certain minimum quality levels. During the three and nine months ended September 30, 2004, we purchased $1.5 million and $4.2 million of raw material from Cree, respectively. We have committed to purchase approximately $2,000,000 of material from Cree during the three months ended December 31, 2004. We have not yet committed to a specific purchase amount for 2005.

In December 2003, the Board of Directors authorized a follow-on repurchase program for up to 900,000 shares of the Company’s common stock. At the discretion of management, the repurchase program can be implemented through open market or privately negotiated transactions at prices at or below prevailing prices. This program will expire in December 2004. There were no shares repurchased during the three months ended September 30, 2004. During the nine months ended September 30, 2004, there were 46,377 shares repurchased at an average price of $5.07. Management will determine the time and extent of any future repurchases based on its evaluation of market conditions and other factors.

Based on our cash and cash equivalents and other working capital, management believes that our existing capital resources are adequate to satisfy our capital requirements for at least the next 12 months.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We believe that our exposure to market risk for changes in interest rates is not significant because our investments are limited to highly liquid instruments with maturities of three months or less. At September 30, 2004, we had approximately $10.8 million of short-term investments, primarily money market funds, classified as cash and equivalents. All of our transactions with international customers and suppliers are denominated in U.S. dollars.

Item 4: Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of September 30, 2004, the Company’s Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures enable the Company to record, summarize and report in a timely manner the information that the Company is required to disclose in its Exchange Act reports.

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

Part II - Other Information

Item 2(e). Purchase of Equity Securities

Charles & Colvard did not make any purchases of its common stock during the three months ended September 30, 2004, however, there is an authorized repurchase program and the related activity in this program in 2004 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly-Announced Plan	Maximum Number of Shares That May Yet be Purchased Under the Plan (1)
July 1, 2004 – July 31, 2004	—	—	—	853,623
August 1, 2004 – August 31, 2004	—	—	—	853,623
September 1, 2004 – September 30, 2004	—	—	—	853,623
Total for 2004	46,377	$5.07	46,377

(1)	In December 2003, the Board of Directors authorized the repurchase of up to 900,000 shares of the Company’s common stock through open market or privately negotiated transactions at prices at or below prevailing prices. This plan expires in December 2004. On May 17, 2004, the Company announced that pursuant to this authority it had entered into a written stock repurchase agreement with Raymond James & Associates, Inc. to provide for the repurchase of certain amounts of the Company’s stock in accordance with rules 10b5-1 and 10b5-18 of the Securities and Exchange Act of 1934. At current trading prices, no additional purchases are expected to be made pursuant to the Raymond James Agreement. However, management is still authorized to make additional share repurchases pursuant to the Board of Director’s authority expiring December 2004.

Item 6: Exhibits

(a) Exhibits

Exhibit No.	Description
10.64	Manufacturing Agreement, dated August 12, 2004, between Reeves Park, Inc. and Charles & Colvard, Ltd.

10.65	Security Agreement, dated August 15, 2004, between Reeves Park, Inc. and Charles & Colvard, Ltd.

10.66	Consignment Agreement, dated August 16, 2004, between Reeves Park, Inc. and Charles & Colvard, Ltd.*

10.67	Amendment to Manufacturing Agreement, dated November 8, 2004, between Reeves Park and Charles & Colvard, Ltd.

10.68	First Amendment to Security Agreement, dated November 8, 2004, between Reeves Park and Charles & Colvard, Ltd.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The registrant has requested that certain portions of this exhibit be given confidential treatment.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Charles & Colvard, Ltd.

Date: November 9, 2004	/s/ Robert S. Thomas
Robert S. Thomas
President & Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2004	/s/ James R. Braun
James R. Braun
Vice President of Finance & Chief Financial Officer
(Principal Accounting Officer)