Form 10-Q
period 2005-03-31
CHARLES & COLVARD LTD
filed 2005-05-13
CIK 1015155

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

As of April 30, 2005 there were 13,702,885 shares of the Registrant’s Common Stock, no par value per share, outstanding.

Charles & Colvard, Ltd. and Subsidiary

Part I. Financial Information

Item 1. Financial Statements

Charles & Colvard, Ltd. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Net sales	$11,218,765	$5,637,534
Cost of goods sold	4,266,759	1,746,639

Gross profit	6,952,006	3,890,895

Operating expenses:
Marketing and sales	2,328,500	1,742,583
General and administrative	1,173,425	871,950
Research and development	65,665	3,012

Total operating expenses	3,567,590	2,617,545

Operating income	3,384,416	1,273,350

Interest income	69,419	24,330

Income before income taxes	3,453,835	1,297,680

Income tax expense	1,441,887	742,323

Net income	$2,011,948	$555,357

Net income per share (Note 7):
Basic	$0.15	$0.04

Diluted	$0.14	$0.04

Weighted-average common shares:
Basic	13,513,545	13,219,127

Diluted	14,094,601	13,491,967

See Notes to Condensed Consolidated Financial Statements.

Charles & Colvard, Ltd. and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2005	December 31, 2004
Assets
Current Assets:
Cash and equivalents	$13,507,145	$12,873,847
Accounts receivable	10,667,823	7,007,054
Interest receivable	17,964	14,798
Notes receivable	32,760	—
Inventory (Note 3)	19,973,246	21,458,879
Inventory on consignment (Note 4)	3,305,221	3,243,797
Prepaid expenses	474,350	439,371
Deferred income taxes	476,027	455,766

Total current assets	48,454,536	45,493,512

Long Term Assets:
Notes receivable	367,240	—
Furniture and equipment, net	515,217	524,645
Patent and license rights, net	329,407	348,435
Deferred income taxes	2,807,114	4,269,033

Total long term assets	4,018,978	5,142,113

Total assets	$52,473,514	$50,635,625

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable:
Cree, Inc.	$705,820	$663,630
Other	651,386	1,565,163
Accrued payroll	586,587	557,801
Accrued co-op advertising	758,567	208,000
Accrued expenses and other liabilities	267,296	382,634

Total current liabilities	2,969,656	3,377,228

Commitments (Note 5)

Shareholders’ Equity:
Common stock	56,622,549	56,495,095
Additional paid-in capital – stock options	1,874,179	1,768,120
Accumulated deficit	(8,992,870)	(11,004,818)

Total shareholders’ equity	49,503,858	47,258,397

Total liabilities and shareholders’ equity	$52,473,514	$50,635,625

See Notes to Condensed Consolidated Financial Statements.

Charles & Colvard, Ltd. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Operating Activities:
Net income	$2,011,948	$555,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,040	43,944
Stock option compensation	115,596	1,416
Loss on disposal of long term assets	10,224	—
Provision for deferred income taxes	1,441,658	742,323
Change in operating assets and liabilities:
Net change in assets	(2,274,705)	298,675
Net change in liabilities	(407,572)	(531,065)

Net cash provided by operating activities	956,189	1,110,650

Investing Activities:
Purchase of furniture and equipment	(55,653)	(70,336)
Patent and license rights costs	(509)	(32,908)
Proceeds from sale of long term assets	15,354	—
Advance to Norstel A.B.	(400,000)	—

Net cash used in investing activities	(440,808)	(103,244)

Financing Activities:
Proceeds from exercise of stock options	117,917	45,970

Net cash provided by financing activities	117,917	45,970

Net change in cash and equivalents	633,298	1,053,376

Cash and equivalents, beginning of period	12,873,847	11,559,123

Cash and equivalents, end of period	$13,507,145	$12,612,499

Supplemental Schedule of Cash Flow Data
Cash paid for income taxes	$6,000	$—

See Notes to Condensed Consolidated Financial Statements.

Charles & Colvard, Ltd. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all normal recurring adjustments which are necessary for the fair presentation of the results of the interim periods presented. Interim results are not necessarily indicative of results for the year. These financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2004, as set forth in the Company’s Form 10-K, filed with the Securities and Exchange Commission on March 21, 2005.

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

All of the Company’s activities are within a single business segment. The following tables present certain data by geographic area:

	Three Months Ended March 31,
Net Sales (based on destinations of our shipments)	2005	2004
United States	$10,531,627	$4,943,736
International	687,138	693,798

Total	$11,218,765	$5,637,534

Furniture and equipment, net	March 31, 2005	December 31, 2004
United States	$411,526	$407,108
International (All in Asia)	103,691	117,537

Total	$515,217	$524,645

2. Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash equivalents and trade receivables. The Company maintains cash and cash equivalents with high quality financial institutions and invests in low risk securities including U.S. Treasury bills, money market funds, and government agency notes.

Trade receivables potentially subject the Company to credit risk. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history and generally does not require collateral. However, during 2004, the Company did sign a security agreement with a customer giving the company collateral in case of default by the customer on its open balances with the Company. This customer accounted for 44% and 62% of the Company’s receivables at March 31, 2005 and December 31, 2004, respectively. In addition, this customer accounted for 32% and 10% of our sales during the three months ended March 31, 2005 and 2004, respectively. A second customer accounted for 48% and 27% of our receivables at March 31, 2005 and December 31, 2004, respectively. This customer accounted for 54% and 40% of our sales during the three months ended March 31, 2005 and 2004, respectively.

3. Inventory

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

The Company currently sells one grade of jewel. The grade is classified as “very good” and consists of near colorless jewels that meet certain standards. Only “very good” jewels are valued in inventory. There is a substantial amount of jewels, including colored jewels, that have not met the Company’s quality standards and are not valued in inventory. As market conditions change, including the influences of customer demand, there may be a market for a portion of this unvalued inventory that management may pursue in the future.

Despite the significant amount of jewels in our inventory, obsolescence is not a factor in our inventory valuation. Our jewels do not degrade over time and our inventory generally consists of the cuts and sizes most commonly used in the jewelry industry. All inventories are carefully reviewed for quality standards before the jewels are entered into finished goods. As the quality of our raw material has improved, so have the standards used to evaluate our finished goods. To ensure our inventory meets our current standards, we review the inventory on an ongoing basis.

Finished goods are reflected net of a reserve for excess jewelry inventory of $105,000 and $100,000 at March 31, 2005 and December 31, 2004, respectively. The Company does not actively market its jewelry inventory. Jewelry inventory value is determined as the amount we would obtain by melting the gold in the jewelry and putting the jewels back into loose stone inventory. In addition, finished goods are shown net of a lower of cost or market reserve of $400,000 at March 31, 2005 and December 31, 2004. This reserve was established to allow for the carat weight loss associated with the re-cutting of a portion of the finished goods inventory. There are certain shapes and sizes of jewels in inventory that will be re-cut to achieve higher quality standards. These jewels can be re-cut into shapes and sizes that have a higher demand without the purchase of additional raw material. The need for adjustments to these reserves are evaluated on a period by period basis. The Company’s inventories consist of the following as of March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004
Raw materials	$602,205	$806,390
Work-in-process	6,849,749	5,739,004
Finished goods	12,521,292	14,913,485

Total Inventory	$19,973,246	$21,458,879

4. Inventory on Consignment

Periodically, the Company sells jewels to customers on “memo” terms. For shipments on “memo” terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. The Company does not recognize revenue on these transactions until the earlier of (1) the customer informing the Company that it will keep the jewels or (2) the expiration of the memo period. Jewels shipped to customers on “memo” terms that do not meet all of the relevant criteria for recording as a sale are classified as inventory on consignment on the Company’s consolidated balance sheets. The $3,305,000 of inventory on consignment at March 31, 2005 represents potential revenue of $12,365,000 and potential gross profit of $9,060,000.

5. Commitments

Operating Leases

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

The future minimum lease payments of the Company, including its Hong Kong subsidiary, are as follows: $136,000 for the remainder of 2005, $169,000 in 2006, $208,000 in 2007, $158,000 in 2008, $157,000 in 2009, $160,000 in 2010 and $95,000 in 2011, totaling $1,083,000. Rental expense incurred for operating leases and leases whose terms are less than one year in duration for the three months ended March 31, 2005 and 2004 was $69,000 and $77,000, respectively.

Purchase Commitments

On June 6, 1997, the Company entered into an Amended and Restated Exclusive Supply Agreement (“Exclusive Supply Agreement”) with Cree, Inc. (“Cree”). The Exclusive Supply Agreement had an initial term of ten years which in 2005 was extended for an additional ten years to July 2015. In connection with the Exclusive Supply Agreement, the Company has committed to purchase a minimum of 50% (by dollar volume) of its requirements for SiC crystals from Cree. If the Company’s orders require Cree to expand beyond specified production levels, the Company must commit to purchase certain minimum quantities. In February 2005, the Company agreed with Cree on a framework for purchases for 2005. The Company is obligated to purchase a minimum quantity of usable material on a quarterly basis if Cree meets certain minimum quality levels. For each quarter during 2005, the Company has committed to purchase a minimum of approximately $2,050,000 of raw material, assuming the quality of material is consistent with that received in 2004. During the three months ended March 31, 2005, we purchased $2.1 million of raw material from Cree. We expect to purchase approximately $2.4 and $2.9 million from Cree during the three months ended June 30 and September 30, 2005, respectively.

In February 2005, the Company signed an Exclusive Supply Agreement with Norstel AB (formerly Jesperator AB) for the supply of silicon carbide (SiC) for use in the manufacturing of moissanite jewels. The initial term of the contract is for three years, and involves the supply of material worth a minimum of approximately $3.7 million. The agreement gives the Company the exclusive right to purchase silicon carbide from Norstel for the purpose of fabricating, distributing or selling faceted jewels. Norstel’s operations are currently located on the premises of Linköping University in Sweden, where it has focused on the development of SiC ingots, wafers and epitaxy. In addition, the Company advanced $400,000 to Norstel A.B. in February 2005 towards the purchase of certain equipment. This advance is scheduled to be repaid starting January 2006 through a 35% reduction on invoices for subsequent purchases of SiC. The minimum purchase commitment during 2005 is relatively small at approximately $200,000 while Norstel’s recently announced silicon carbide plant in Norrköping, Sweden, is being constructed. As the plant becomes operational in 2006, deliveries are scheduled to increase. The agreement provides the Company an option to extend the term of the agreement for a four year period.

6. Stock Based Compensation

The Company measures compensation costs related to employee stock options using the intrinsic value of the equity instrument granted (i.e., the excess of the market price of the stock to be issued over the exercise price of the equity instrument at the date of grant) rather than the fair value of the equity instrument.

In accordance with Accounting Principles Board (APB) Opinion No. 25, and the provision of Statement of Financial Accounting Standards (FAS) No. 123 as applicable to consultants, the Company recorded compensation expense relating to stock options granted to consultants as follows:

	Three Months Ended March 31,
	2005	2004
Stock based compensation cost, net of income tax, included in reported net income	$71,029	$870

This compensation expense is included in general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. Had compensation expense for all stock options been determined consistent with the provisions of FAS 123, rather than APB 25, the Company’s net income and income per share for the three months ended March 31, 2005 and 2004 would have been recorded to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2005	2004
Net income:
As reported	$2,011,948	$555,357
Deduct – total stock based compensation expense under fair value method for all awards, net of income tax	888,200	106,368

Pro forma net income	$1,123,748	448,989

Basic net income per share:
As reported	$0.15	$0.04

Pro forma	$0.08	$0.03

Diluted net income per share:
As reported	$0.14	$0.04

Pro Forma	$0.08	$0.03

7. Net Income Per Share

The Company reports its net income per share in accordance with FAS No. 128, Earnings Per Share. FAS 128 requires the presentation of both basic and diluted earnings per share, regardless of materiality, unless per share amounts are equal. Basic net income per share computations are based on the weighted-average common shares outstanding. Diluted net income per share computations include the dilutive effect, if any, of stock options using the treasury stock method. The following table reconciles the differences between the basic and diluted earnings per share presentations:

	Three Months Ended March 31,
	2003	2004
Numerator:
Net Income	$2,011,948	$555,357

Denominator:
Weighted Average Shares Outstanding:
Basic	13,513,545	13,219,127
Stock Options	581,056	272,840

Diluted	14,094,601	13,491,967

Net Income Per Share:
Basic	$0.15	$0.04

Diluted	$0.14	$0.04

For the three months ended March 31, 2005 and 2004, stock options to purchase approximately 170,000 and 830,000 shares, respectively, were excluded from the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares.

8. Newly Issued Accounting Pronouncements

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

Statement 123R must be adopted no later than the first annual period beginning after June 15, 2005. The Company expects to adopt Statement 123R on January 1, 2006.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123R’s fair value method could have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and other factors. However, had the Company adopted Statement 123R in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 6 to our consolidated financial statements.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These forward-looking statements represent our judgment on future events. Our business is subject to business and economic risks and uncertainties that could cause our actual performance and results to differ materially from those expressed or implied by any of the forward-looking statements included herein. These risks and uncertainties include but are not limited to the Company’s ability to manage growth effectively, dependence on Cree Inc. (“Cree”) as the current supplier of the substantial majority of the raw material and risks inherent in developing a material second source of supply through Norstel AB; dependence on a limited number of distributors such as K&G Creations, Reeves Park and Stuller Settings, Inc., our early stage of development, dependence on continued growth and consumer acceptance of the Company’s products, in addition to the other risks and uncertainties described under the heading “Business Risks” in our Form 10-K for the year ended December 31, 2004 which was filed with the Securities and Exchange Commission on March 21, 2005, and other filings with the Securities and Exchange Commission.

Overview

We manufacture, market and distribute Charles & Colvard created moissanite jewels (also called moissanite) for sale in the worldwide jewelry market. Moissanite, also known by its chemical name, silicon carbide (SiC), is a rare, naturally occurring mineral found primarily in meteors. As the sole manufacturer of scientifically-made moissanite jewels, our strategy is to establish Charles & Colvard as a reputable, high-quality and sophisticated brand image and position moissanite as a unique jewel, distinct from all others based on its exceptional fire, brilliance, luster, durability and rarity. Moissanite is marketed to its primary target market, the self-purchasing woman, as the perfect reward for achievements, whether it be personal or professional, big or small. Moissanite is also marketed to the trade as a new jewelry category and business opportunity.

We began shipping moissanite to U.S. retail jewelers and international distributors during the second quarter of 1998. During the second quarter of 2000, we changed our U.S. distribution model to sell through jewel distributors and jewelry manufacturers rather than directly to retail stores.

In March 2000, we entered into distribution agreements with Stuller Settings, Inc. (Stuller) and Rio Grande, two of the largest suppliers of jewelry-related products to the jewelry industry, for the North American distribution of moissanite. We have also entered into several agreements with U.S. jewelry manufacturers, including K&G Creations and Reeves Park, which are currently our two largest customers. Through these agreements with distributors and jewelry manufacturers and the brand awareness created by our marketing program, we have sought to rapidly increase the introduction of moissanite into the U.S. jewelry market while maintaining average selling prices. Although these distribution and marketing strategies enabled us to achieve profitability in each of the last four completed fiscal years, we have no assurance that these strategies will be successful in the long-term.

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

During 2002, we focused on the U.S. market, while investing limited resources in certain international markets that management believed represented the most potential. Our 2002 sales were 44% higher than sales in 2001 with sustained profitability and positive cash flow. In 2003, we increased our sales and marketing expenses to expand product awareness and provide support to retailers, thereby accelerating sales growth. The majority of the increased expenses were focused on the U.S. market however we also increased our marketing and sales investment in Hong Kong and China. Our sales were 4% higher in 2003 over 2002. During 2004, we continued our increased investment in sales and marketing expenses to accelerate our growth rate. Our sales in 2004 were 39% higher than 2003 and we remained profitable. We believe that our increased investment in sales and marketing expenses will lead to further revenue growth in 2005 and beyond. Although our goals for 2005 are to continue increasing sales while sustaining profitability, we cannot be sure that either goal will be achieved.

Our first quarter 2005 sales compared to first quarter 2004 were favorably impacted by our expanding relationships with two major jewelry retailers, JCPenney and Finlay Enterprises, Inc. (Finlay). In a joint effort with our manufacturing customer, Reeves Park, we launched a Charles & Colvard moissanite jewelry category at 462 JCPenney retail locations on October 4, 2004. JCPenney also offers moissanite jewelry in its catalog and online. The program was supported with extensive advertising and public relations activities, as well as by in-store events and promotions. Initially, the jewelry placed in this distribution was on consignment with the retailer. In March 2005, JCPenney began offering moissanite in 241 additional stores. While the majority of the distribution at JCPenney is through consignment, current distribution consists of a mixture of asset purchase and consignment. The Company expects overall distribution at JCPenney to shift towards asset purchase over time. Finlay, supplied by our manufacturing customer K&G Creations, operates leased department store jewelry locations in chains such as Robinson-May, Lord & Taylor, Boston Store, Filene’s, Belks and Marshall Fields. Finlay initially offered moissanite jewelry in 31 stores on February 28, 2005. As of March 31, 2005, moissanite jewelry was available at approximately 114 Finlay leased department store jewelry counters. While the distribution at Finlay is through asset purchase, consignment is being used for special promotions, such as “trunk shows”.

Results of Operations

The following table is intended to illustrate a tabular analysis of certain Consolidated Statement of Operations data as a percentage of sales for both periods presented. A detailed explanation of our results of operations follows this table:

	Three Months Ended March 31,
	2005		2004
Sales	100%	$11,218,765	100%	$5,637,534
Gross profit	62%	6,952,006	69%	3,890,895
Marketing and sales expenses	21%	2,328,500	31%	1,742,583
General and administrative expenses	10%	1,173,425	15%	871,950
Operating income	30%	3,384,416	23%	1,273,350
Net income	18%	2,011,948	10%	555,357

Three Months ended March 31, 2005 compared with Three Months ended March 31, 2004

Net sales were $11,218,765 for the three months ended March 31, 2005 compared to $5,637,534 for the three months ended March 31, 2004, an increase of $5,581,231 or 99%. Shipments of moissanite jewels, excluding consigned jewels, increased 102% to approximately 64,600 carats from 31,900 carats. The average selling price per carat decreased by 3% due to a product mix in which a greater percentage of smaller size jewels, which have a lower price per carat, were sold. U.S. sales accounted for approximately 94% and 88% of sales during the three months ended March 31, 2005 and 2004, respectively.

U.S. net sales and carat shipments, excluding consigned jewels, increased by 113% and 115%, respectively, for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. Increased U.S. shipments are due primarily to the fourth quarter 2004 JCPenney launch as well as the rollout into additional JCPenney stores on March 1, 2005 and the initial March/April 2005 rollout to jewelry departments leased by Finlay Enterprises. As a result, our two largest customers, K&G Creations (the supplier of Finlay) and Reeves Park (the supplier of JCPenney), accounted for 54% and 32%, respectively, of our sales during the three months ended March 31, 2005 as compared to 40% and 10%, respectively, for the first quarter of 2004. The Company expects that, at least in the short-term, it will be more dependent on its, and its distributors’ ability to maintain and enhance the JCPenney and Finlay programs. While we believe our current relationships with these customers and retailers are good, a loss of any of these customer or retailer relationships could cause a material adverse effect on our results of operations.

Although international net sales decreased by 1%, carat shipments to our international customers increased by 4% for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The increased shipments resulted primarily from a sales increase in Thailand, partially offset by decreased sales in Korea.

Our gross profit margin was 62.0 % for the three months ended March 31, 2005 compared to 69.0% for the three months ended March 31, 2004. The decreased gross margin percentage was primarily caused by higher production costs during the specific period being relieved from inventory under our first-in, first-out accounting policy, as well as a 3% decrease in the average selling price per carat caused largely due to a product mix in which a greater percentage of smaller size jewels, which have lower price per carat, were sold. In addition, the gross margin percentage during the three months ended March 31, 2004 was unusually high compared to historical margins. Future gross margins will fluctuate based upon the costs being relieved from inventory under our first-in, first-out accounting policy and our average selling price per carat. The costs being relieved from inventory should trend lower over time, with variations quarter to quarter, as we have achieved declining production costs over the past few years.

Marketing and sales expenses were $2,328,500 for the three months ended March 31, 2005 compared to $1,742,583 for the three months ended March 31, 2004, an increase of $585,917 or 34%. As a percentage of sales, these expenses decreased to 21% from 31% in the same period of 2004. The primary reasons for the increase in expenses are $235,000 of increased advertising costs and a $125,000 increase in compensation expenses. The increase in advertising costs is due to $315,000 in increased co-op advertising partially offset by decreases in other advertising. Our co-op advertising program reimburses a portion of our customers’ marketing costs based on the amount of their purchases from us, and is subject to the customer providing us documentation of all advertising copy that includes the Company’s products. We are developing a new advertising campaign to be launched in the fourth quarter of 2005 and expect to incur approximately $200,000 in development costs during the second and third quarter. The fourth quarter media expenses have not yet been committed. The Company expects the total marketing and sales expenses in the second half of 2005 to be higher than the total marketing and sales expenses for the first half of 2005. Our plan for 2005 is for total annual marketing and sales expenses to exceed our 2004 expenses. Dependent on 2005 sales levels, these expenses may decrease as a percentage of sales.

General and administrative expenses were $1,173,425 for the three months ended March 31, 2005 compared to $871,950 for the three months ended March 31, 2004, an increase of $301,475 or 35%. The increase is primarily due to $145,000 of increased compensation costs and a $50,000 increase in bad debt expense. The majority of the increased compensation costs are due to stock option compensation associated with the grant of stock options to outside consultants. As a percentage of sales these expenses decreased to 10% from 15% in the same period of 2004.

Interest income was $69,419 for the three months ended March 31, 2005 compared to $24,330 for the three months ended March 31, 2004, an increase of $45,089 or 185%. This increase primarily resulted from a higher interest rate earned on our cash balances.

Our effective income tax rate for the three months ended March 31, 2005 was 42% compared to 57% for the three months ended March 31, 2004. Our statutory tax rate is 38.5% and consists of the Federal income tax rate of 34% and North Carolina income tax rate of 4.5%, net of the federal benefit. Our effective income tax rate is higher than our statutory rate primarily due to our inability to currently recognize an income tax benefit for our operating losses in Hong Kong and China. We cannot recognize this income tax benefit due to the uncertainty of generating sufficient future taxable income in these tax jurisdictions to offset the existing losses. Our effective income tax rate is lower than the same period in 2004 primarily due to a lesser income tax impact of our foreign operations, including both the effect of the 2005 foreign operating losses being a smaller percentage of pre-tax income and the lower income tax impact of foreign operations in 2005 than estimated in 2004.

Liquidity and Capital Resources

At March 31, 2005, we had approximately $13.5 million of cash and cash equivalents and $45.5 million of working capital. Cash and inventory account for approximately 70% of our current assets. Our principal sources of liquidity are cash on hand and cash generated by operations. During the three months ended March 31, 2005, $556,189 of cash was provided by operations. The primary reasons for the increase in cash from operating activities were pretax income of $3,453,835 and a $1,424,209 decrease in inventory, partially offset by a $3,660,769 increase in receivables and an $871,587 decrease in accounts payable. The large increase in receivables is primarily due to the $2.5 million increase in first quarter 2005 sales over fourth quarter 2004 sales. There was $117,917 of cash provided by financing activities during the three months ended March 31, 2005 due to cash proceeds from the exercise of 15,328 stock options.

Income tax payments for the three months ended March 31, 2005 were limited to $6,000 due to the utilization of a portion of the Company’s net operating loss (“NOL”) carryforwards to offset the taxable income generated during that period by our U.S. operations. As of December 31, 2004, we had a U.S. NOL carryforward of approximately $9.0 million, which expires between 2012 and 2020. Federal and state income tax payments will be limited in future periods to primarily alternative minimum tax payments until the NOL has been completely utilized.

Periodically, the Company sells jewels to customers on “memo” terms. For shipments on “memo” terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. The Company does not recognize revenue on these transactions until the earlier of (1) the customer informing the Company that it will keep the jewels or (2) the expiration of the memo period. Any jewels shipped to our customers on “memo” terms that do not meet all of the relevant criteria for recording as a sale are classified as inventory on consignment on the Company’s consolidated balance sheets. The $3,305,000 of inventory on consignment at March 31, 2005 represents potential revenue of $12,365,000 and potential gross profit of $9,060,000.

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

In February 2005, we agreed with Cree on a framework for purchases of SiC crystals for 2005. The Company is obligated to purchase a minimum quantity of usable material on a quarterly basis if Cree meets certain minimum quality levels. For each quarter during 2005, the Company has committed to purchase a minimum of approximately $2,050,000 of raw material, assuming the quality of material is consistent with that received in 2004. We expect to purchase approximately $2.4 and $2.9 million from Cree during the three months ended June 30 and September 30, 2005, respectively.

In February 2005, we entered into an Exclusive Supply Agreement with Norstel AB (formerly Jesperator AB) for the supply of SiC for use in the manufacturing of moissanite jewels. The initial term of the contract is for three years, and involves the supply of material worth a minimum of approximately $3.7 million over three years. In addition, the Company advanced $400,000 to Norstel A.B. in February 2005 towards the purchase of certain equipment. This advance is scheduled to be repaid starting January 2006 through a 35% reduction on invoices for subsequent purchases of SiC. The minimum purchase commitment during 2005 is relatively small at approximately $200,000 while Norstel’s recently announced silicon carbide plant is being constructed. As the plant becomes operational in 2006, deliveries are scheduled to increase.

Based on our cash and cash equivalents and other working capital, management believes that our existing capital resources are adequate to satisfy our capital requirements for at least the next 12 months.

Newly Issued Accounting Pronouncements

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

Statement 123R must be adopted no later than the first annual period beginning after June 15, 2005. The Company expects to adopt Statement 123R on January 1, 2006.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123R’s fair value method could have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and other factors. However, had the Company adopted Statement 123R in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 6 to our consolidated financial statements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We believe that our exposure to market risk for changes in interest rates is not significant because our investments are limited to highly liquid instruments with maturities of three months or less. At March 31, 2005, we had approximately $12.9 million of short-term investments, primarily money market funds, classified as cash and equivalents. All of our transactions with international customers and suppliers are denominated in U.S. dollars.

Item 4: Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of March 31, 2005, the Company’s Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures enable the Company to record, summarize and report in a timely manner the information that the Company is required to disclose in its Exchange Act reports.

(b) Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

From time to time, we make changes to our internal controls over financial reporting that are intended to enhance their effectiveness and which do not have a material effect on our overall internal controls over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal controls over financial reporting on an ongoing basis and will take action as appropriate.

Part II - Other Information

Item 6: Exhibits

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

Charles & Colvard, Ltd.

Date: May 12, 2005	/s/ Robert S. Thomas
Robert S. Thomas
President & Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2005	/s/ James R. Braun
James R. Braun
Vice President of Finance & Chief Financial Officer
(Principal Accounting Officer)