Form 10-Q
period 2005-06-30
CHARLES & COLVARD LTD
filed 2005-08-11
CIK 1015155

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

As of July 31, 2005 there were 14,502,159 shares of the Registrant’s Common Stock, no par value per share, outstanding.

Charles & Colvard, Ltd. and Subsidiary

Part I. Financial Information

Item 1. Financial Statements

Charles & Colvard, Ltd. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	$9,305,774	$4,364,276	$20,524,539	$10,001,810
Cost of goods sold	3,225,884	1,493,236	7,492,643	3,239,875

Gross profit	6,079,890	2,871,040	13,031,896	6,761,935

Operating expenses:
Marketing and sales	3,834,712	1,772,115	6,163,212	3,514,698
General and administrative	902,903	572,792	2,076,328	1,444,742
Research and development	103,650	4,163	169,315	7,175

Total operating expenses	4,841,265	2,349,070	8,408,855	4,966,615

Operating income	1,238,625	521,970	4,623,041	1,795,320

Interest income	105,073	26,906	174,492	51,236

Income before income taxes	1,343,698	548,876	4,797,533	1,846,556

Income tax expense	603,517	260,385	2,045,404	1,002,708

Net income	$740,181	$288,491	$2,752,129	$843,848

Net income per share: (Note 8):
Basic	$0.05	$0.02	$0.19	$0.06

Diluted	$0.05	$0.02	$0.18	$0.06

Weighted-average common shares:
Basic	14,357,987	13,921,751	14,274,071	13,900,917

Diluted	15,118,900	14,288,975	14,931,121	14,223,472

Share and per share data for all periods presented have been adjusted to reflect the effect of the 5% stock dividend declared on May 23, 2005.

See Notes to Condensed Consolidated Financial Statements.

Charles & Colvard, Ltd. and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2005	December 31, 2004
Assets
Current Assets:
Cash and equivalents	$18,827,028	$12,873,847
Accounts receivable	8,932,938	7,007,054
Interest receivable	28,324	14,798
Notes receivable	162,829	—
Inventory (Note 3)	20,477,294	21,458,879
Inventory on consignment (Note 4)	3,038,934	3,243,797
Prepaid expenses	443,565	439,371
Deferred income taxes	552,471	455,766

Total current assets	52,463,383	45,493,512

Long Term Assets:
Notes receivable	372,171	—
Furniture and equipment, net	503,692	524,645
Patent and license rights, net	310,785	348,435
Deferred income taxes	3,446,033	4,269,033

Total long term assets	4,632,681	5,142,113

Total assets	$57,096,064	$50,635,625

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable:
Cree, Inc.	$666,602	$663,630
Other	1,084,794	1,565,163
Dividends payable (Note 6)	699,309	—
Accrued payroll	702,678	557,801
Accrued co-op advertising	1,532,650	208,000
Accrued expenses and other liabilities	180,914	382,634

Total current liabilities	4,866,947	3,377,228

Commitments and contingencies (Note 5)

Shareholders’ Equity:
Common stock	56,939,491	56,495,095
Additional paid-in capital – stock options	3,542,315	1,768,120
Accumulated deficit	(8,252,689)	(11,004,818)

Total shareholders’ equity	52,229,117	47,258,397

Total liabilities and shareholders’ equity	$57,096,064	$50,635,625

See Notes to Condensed Consolidated Financial Statements.

Charles & Colvard, Ltd. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Operating Activities:
Net income	$2,752,129	$843,848
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	118,580	91,866
Stock option compensation	687,790	2,177
Loss on disposal of long term assets	10,224	37
Provision for deferred income taxes	1,985,175	942,708
Change in operating assets and liabilities:
Net change in assets	(757,156)	(66,862)
Net change in liabilities	790,410	(627,531)

Net cash provided by operating activities	5,587,152	1,186,243

Investing Activities:
Purchase of furniture and equipment	(98,862)	(94,728)
Patent and license rights costs	(1,302)	(59,615)
Proceeds from sale of long-term assets	29,962	—
Advance to Norstel A.B.	(400,000)	—
Advance to John M. Bachman, Inc.	(135,000)	—

Net cash used in investing activities	(605,202)	(154,343)

Financing Activities:
Proceeds from exercise of stock options	971,231	321,939
Purchase of common stock	—	(234,934)

Net cash provided by financing activities	971,231	87,005

Net change in cash and equivalents	5,953,181	1,118,905

Cash and equivalents, beginning of period	12,873,847	11,559,123

Cash and equivalents, end of period	$18,827,028	$12,678,028

Supplemental Schedule of Cash Flow Data:
Cash paid for income taxes	$66,000	$60,000

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

All of the Company’s activities are within a single business segment. The following tables present certain data by geographic area:

	Three Months Ended June 30,
Net Sales (based on destinations of our shipments)	2005	2004
United States	$8,462,596	$3,622,097
International	843,178	742,179

Total	$9,305,774	$4,364,276

	Six Months Ended June 30,
Net Sales (based on destinations of our shipments)	2005	2004
United States	$18,994,223	$8,565,833
International	1,530,316	1,435,977

Total	$20,524,539	$10,001,810

Furniture and equipment, net	June 30, 2005	December 31, 2004
United States	$415,651	$407,108
International (All in Asia)	88,041	117,537

Total	$503,692	$524,645

2. Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash equivalents and trade receivables. The Company maintains cash and cash equivalents with high quality financial institutions and invests in low risk securities, primarily money market funds.

Trade receivables potentially subject the Company to credit risk. Our standard payment terms are between 30 to 90 days. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history and generally does not require collateral. However, during 2004, the Company did sign a security agreement with a customer giving the Company collateral in case of default by the customer on its open balances with the Company. This customer accounted for 54% and 62% of the Company’s receivables at June 30, 2005 and December 31, 2004, respectively. In addition, this customer accounted for 31% and 14% of our sales during the six months ended June 30, 2005 and 2004, respectively. A second customer accounted for 34% and 27% of our receivables at June 30, 2005 and December 31, 2004, respectively. This customer accounted for 51% and 38% of our sales during the six months ended June 30, 2005 and 2004, respectively.

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

Finished goods are reflected net of a reserve for excess jewelry inventory of $100,000 at June 30, 2005 and December 31, 2004. The Company does not actively market its jewelry inventory. Jewelry inventory value is determined as the amount we would obtain by melting the gold in the jewelry and putting the jewels back into loose stone inventory. In addition, finished goods are shown net of a lower of cost or market reserve of $400,000 at June 30, 2005 and December 31, 2004. This reserve was established to allow for the carat weight loss associated with the re-cutting of a portion of the finished goods inventory. There are certain shapes and sizes of jewels in inventory that may be re-cut to achieve higher quality standards. These jewels can be re-cut into shapes and sizes that have a higher demand without the purchase of additional raw material. The need for adjustments to these reserves is evaluated on a period by period basis. The Company’s inventories consist of the following as of June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
Raw materials	$390,033	$806,390
Work-in-process	7,806,643	5,739,004
Finished goods	12,280,618	14,913,485

Total Inventory	$20,477,294	$21,458,879

4. Inventory on Consignment

Periodically, the Company sells jewels to customers on “memo” terms. For shipments on “memo” terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. The Company does not recognize revenue on these transactions until the earlier of (1) the customer informing the Company that it will keep the jewels or (2) the expiration of the memo period. Jewels shipped to customers on “memo” are classified as inventory on consignment on the Company’s consolidated balance sheets. The $3,039,000 of inventory on consignment at June 30, 2005 represents potential revenue of $12,117,000 and potential gross profit of $9,078,000.

5. Commitments and Contingencies

Operating Leases

In March 2004, the Company entered into a seven year lease, beginning in August 2004, for approximately 16,500 square feet of mixed use space from an unaffiliated third party at a base cost of $11,727 per month, plus additional rentals based on the Company’s proportionate share of the lessor’s operating costs. Terms of the lease provide for escalations of the base monthly rent throughout the lease term, up to $13,546 at August 1, 2010. The lease also provides for twelve different months (August 2004-September 2004 and August 2005-May 2006) throughout the term where no rent will be payable and a $74,000 moving allowance which was paid to the Company. At the Company’s discretion, the lease can be extended for three successive five year periods. Finally, the lease provides the Company the right to terminate the lease at the end of five years for $192,000.

The future minimum lease payments of the Company, including its Hong Kong subsidiary, are as follows: $72,000 for the remainder of 2005, $170,000 in 2006, $208,000 in 2007, $158,000 in 2008, $157,000 in 2009, $160,000 in 2010 and $95,000 in 2011, totaling $1,020,000. Rental expense incurred for operating leases and leases whose terms are less than one year in duration for the three and six months ended June 30, 2005 was $77,000 and $146,000, respectively. For the three and six months ended June 30, 2004, such expense was $74,000 and $151,000, respectively.

Purchase Commitments

On June 6, 1997, the Company entered into an Amended and Restated Exclusive Supply Agreement (“Exclusive Supply Agreement”) with Cree, Inc. (“Cree”). The Exclusive Supply Agreement had an initial term of ten years which in 2005 was extended for an additional ten years to July 2015. In connection with the Exclusive Supply Agreement, the Company has committed to purchase a minimum of 50% (by dollar volume) of its requirements for SiC crystals from Cree. If the Company’s orders require Cree to expand beyond specified production levels, the Company must commit to purchase certain minimum quantities. In February 2005, the Company agreed with Cree on a framework for purchases during 2005. The Company is obligated to purchase a minimum quantity of usable material on a quarterly basis if Cree meets certain minimum quality levels. For each quarter during 2005, the Company has committed to purchase a minimum of approximately $2,050,000 of raw material, assuming the quality of material is consistent with that received in 2004. During the three and six months ended June 30, 2005, we purchased $2.6 million and $4.6 million of raw material from Cree, respectively. We expect to purchase approximately $3.1 and $3.6 million from Cree during the three months ended September 30 and December 31, 2005, respectively.

In February 2005, the Company signed an Exclusive Supply Agreement with Norstel AB (formerly Jesperator AB) for the supply of silicon carbide (SiC) for use in the manufacturing of moissanite jewels. The initial term of the contract is for three years, and involves the supply of material worth a minimum of approximately $3.7 million. The agreement gives the Company the exclusive right to purchase silicon carbide from Norstel for the purpose of fabricating, distributing or selling faceted jewels. Norstel’s operations are currently located on the premises of Linköping University in Sweden, where it has focused on the development of SiC ingots, wafers and epitaxy. In addition, the Company advanced $400,000 to Norstel A.B. in February 2005 towards the purchase of certain equipment. This advance is scheduled to be repaid starting January 2006 through a 35% reduction on invoices for subsequent purchases of SiC, over the initial term of the agreement. The minimum purchase commitment during 2005 is relatively small at approximately $200,000 while Norstel’s recently announced silicon carbide plant in Norrköping, Sweden, is being constructed. As the plant becomes operational in 2006, deliveries are scheduled to increase. The agreement provides the Company an option to extend the term of the agreement for a four year period.

Contingencies

The Company is currently preparing for test distribution via one day trunk shows, with two nationally recognized fine jewelers starting in September 2005. In support of this test distribution, we have agreed with our manufacturer to purchase all unsold items after the test period if the stores do not continue with a moissanite program. We will only purchase the jewelry if the manufacturer is unable to sell the jewelry through other retail outlets after a set period of time. The jewels involved in this test distribution are on consignment to the manufacturer. If all of the jewelry is not sold, it is estimated that we would pay approximately $400,000 for the gold and labor portion of the jewelry.

6. Dividends

On May 25, 2005, the Company announced a $0.05 per share cash dividend and a 5% stock dividend both distributed on July 15, 2005 to shareholders of record on June 30, 2005. Pursuant to these dividends, total cash of $699,309 and 687,566 shares of our common stock were distributed to shareholders on July 15, 2005. The stock dividend provided shareholders as of the record date one share for every 20 shares owned and cash in lieu of fractional shares. All share and per share amounts in the accompanying financial statements and footnotes have been retroactively restated to reflect the stock dividend.

7. Stock Based Compensation

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

In accordance with Accounting Principles Board (APB) Opinion No. 25, and the provision of Statement of Financial Accounting Standards (FAS) No. 123 as applicable to consultants, the Company recorded compensation expense relating to stock options granted to consultants as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Stock based compensation cost, net of income tax, included in reported net income	$351,590	$468	$422,619	$1,338

This compensation expense is included in operating expenses in the accompanying Condensed Consolidated Statements of Operations. Had compensation expense for all stock options been determined consistent with the provisions of FAS 123, rather than APB 25, the Company’s net income and income per share for the three and six months ended June 30, 2005 and 2004 would have been recorded to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income:
As reported	$740,181	$288,491	$2,752,129	$843,848
Deduct – total stock based compensation expense under fair value method for all awards, net of income tax	94,813	68,204	983,013	174,572

Pro forma net income	$645,368	$220,287	$1,769,116	$669,276

Basic net income per share:
As reported	$0.05	$0.02	$0.19	$0.06

Pro forma	$0.04	$0.02	$0.12	$0.05

Diluted net income per share
As reported	$0.05	$0.02	$0.18	$0.06

Pro forma	$0.04	$0.02	$0.12	$0.05

8. Net Income Per Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Net income	$740,181	$288,491	$2,752,129	$843,848

Denominator:
Weighted Average Shares Outstanding
Basic	14,357,987	13,921,751	14,274,071	13,900,917
Stock Options	760,913	367,224	657,050	322,555

Diluted	15,118,900	14,288,975	14,931,121	14,223,472

Net Income Per Share:
Basic	$0.05	$0.02	$0.19	$0.06

Diluted	$0.05	$0.02	$0.18	$0.06

For six months ended June 30, 2005, stock options to purchase approximately 150,000 shares were excluded from the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares. For the three months ended June 30, 2005, all options were included in the computation of diluted net income per share. For the three and six months ended June 30, 2004, stock options to purchase approximately 425,000 and 599,000 shares, respectively, were excluded from the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares.

9. Newly Issued Accounting Pronouncements

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

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using the intrinsic value method under APB Opinion No. 25 and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123R’s fair value method could have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and other factors. However, had the Company adopted Statement 123R in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 7 to our consolidated financial statements.

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

During 2002, we focused on the U.S. market, while investing limited resources in certain international markets that management believed represented the most potential. Our 2002 sales were 44% higher than sales in 2001 with sustained profitability and positive cash flow. In 2003, we increased our sales and marketing expenses to expand product awareness and provide support to retailers to continue our sales growth. The majority of the increased expenses were focused on the U.S. market however we also increased our marketing and sales investment in Hong Kong and China. Our sales were 4% higher in 2003 over 2002. During 2004, we continued our increased investment in sales and marketing expenses to accelerate our growth rate. Our sales in 2004 were 39% higher than 2003 and we remained profitable. We believe that our increased investment in sales and marketing expenses will lead to further revenue growth in 2005 and beyond. Although our goals for 2005 are to continue increasing sales while sustaining profitability, we cannot be sure that either goal will be achieved.

Our sales for the six months ended June 30, 2005 compared to the same period of 2004 were favorably impacted by our expanding relationships with two major jewelry retailers, JCPenney and Finlay Enterprises, Inc. (Finlay). In a joint effort with our manufacturing customer, Reeves Park, we launched a Charles & Colvard moissanite jewelry category at 462 JCPenney retail locations on October 4, 2004. JCPenney also offers moissanite jewelry in its catalog and online. The program was supported with extensive advertising and public relations activities, as well as by in-store events and promotions. Initially, the jewelry placed in this distribution was on consignment with the retailer. In March 2005, JCPenney began offering moissanite in 241 additional stores. While the majority of the distribution at JCPenney is through consignment, current distribution consists of a mixture of asset purchase and consignment. The Company expects overall distribution at JCPenney to shift towards asset purchase over time. Finlay, supplied by our manufacturing customer K&G Creations, operates leased department store jewelry locations in chains such as Robinson-May, Lord & Taylor, Boston Store, Filene’s, Belks and Marshall Fields. Finlay initially offered moissanite jewelry in 31 stores on February 28, 2005. By August 2005, moissanite jewelry will be available at approximately 220 Finlay leased department store jewelry counters. While the distribution at Finlay is through asset purchase, consignment is being used for special promotions, such as “trunk shows”.

Results of Operations

The following table is intended to illustrate a tabular analysis of certain Consolidated Statement of Operations data as a percentage of sales for both periods presented. A detailed explanation of our results of operations follows this table:

	Three Months Ended June 30,
	2005		2004
Sales	100%	$9,305,774	100%	$4,364,276
Gross profit	65%	6,079,890	66%	2,871,040
Marketing and sales expenses	41%	3,834,712	41%	1,772,115
General and administrative expenses	10%	902,903	13%	572,792
Operating income	13%	1,238,625	12%	521,970

	Six Months Ended June 30,
	2005		2004
Sales	100%	$20,524,539	100%	$10,001,810
Gross profit	63%	13,031,896	68%	6,761,935
Marketing and sales expenses	30%	6,163,212	35%	3,514,698
General and administrative expenses	10%	2,076,328	14%	1,444,742
Operating income	23%	4,623,041	18%	1,795,320

Three Months ended June 30, 2005 compared with Three Months ended June 30, 2004

Net sales were $9,305,774 for the three months ended June 30, 2005 compared to $4,364,276 for the three months ended June 30, 2004, an increase of $4,941,498 or 113%. Shipments of moissanite jewels, excluding consigned jewels, increased 125% to approximately 53,900 carats from 23,900 carats. The average selling price per carat decreased by 2% due to a product mix in which a greater percentage of smaller size jewels, which have a lower price per carat, were sold. U.S. sales accounted for approximately 91% and 83% of sales during the three months ended June 30, 2005 and 2004, respectively.

U.S. net sales and carat shipments, excluding consigned jewels, increased by 134% and 148%, respectively, for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. Increased U.S. shipments are due primarily to the fourth quarter 2004 JCPenney launch as well as the rollout into additional JCPenney stores on March 1, 2005 and the 2005 rollout to a portion of the jewelry departments leased by Finlay Enterprises. As a result, our two largest customers, K&G Creations (the supplier of Finlay) and Reeves Park (the supplier of JCPenney), accounted for 47% and 31%, respectively, of our sales during the three months ended June 30, 2005 as compared to 35% and 19%, respectively, for the second quarter 2004. We expect that, at least in the short-term, we will be more dependent on our ability and that of our manufacturing customer’s to maintain and enhance the JCPenney and Finlay programs. While we believe our current relationships with these customers and retailers are good, a loss of any of these customer or retailer relationships could cause a material adverse effect on our results of operations.

International net sales and carat shipments increased by 14% and 19%, respectively, for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. The increased shipments resulted primarily from sales increases in the United Kingdom, Taiwan, and Indonesia, partially offset by decreased sales in Singapore and the Philippines.

Our gross profit margin was 65.3% for the three months ended June 30, 2005 compared to 65.8% for the three months ended June 30, 2004. The decreased gross profit margin percentage was primarily caused by a 2% decrease in the average selling price per carat caused by a product mix in which a greater percentage of smaller size jewels, which have a lower price per carat, were sold. Future gross profit margins will fluctuate based upon the costs being relieved from inventory under our first-in, first-out accounting policy and our average selling price per carat. We expect that the costs being relieved from inventory should trend lower over time, with variations quarter to quarter, as on average we have achieved declining production costs over the past few years.

Marketing and sales expenses were $3,834,712 for the three months ended June 30, 2005 compared to $1,772,115 for the three months ended June 30, 2004, an increase of $2,062,597 or 116%. As a percentage of sales, these expenses remained constant at 41% for both periods. The primary reasons for the increase in expenses are $676,000 of increased co-op advertising expense, $567,000 of increased stock option compensation expense on options previously issued to sales consultants for new business development, $311,000 of increased print advertising expense and $193,000 resulting from production costs associated with our new advertising campaign scheduled to launch during the fourth quarter of 2005. Our co-op advertising program reimburses a portion of our customers’ marketing costs based on the amount of their purchases from us, and is subject to the customer providing us documentation of all advertising copy that includes the Company’s products. We expect to incur approximately $25,000 in development costs during the third quarter with respect to our new advertising campaign to be launched in the fourth quarter. The fourth quarter media expenses have not yet been committed. The Company expects the total marketing and sales expenses in the second half of 2005 to be higher than the total marketing and sales expenses for the first half of 2005.

General and administrative expenses were $902,903 for the three months ended June 30, 2005 compared to $572,792 for the three months ended June, 2004, an increase of $330,111 or 58%. Although total expenses increased, as a percentage of sales these expenses decreased to 10% from 13% in the same period of 2004. The increase in expenses is primarily due to $175,000 of increased compensation costs and a $109,000 increase in professional services. The majority of the increased compensation expense ($120,000) is due to costs associated with our Executive Compensation Plan. The increased professional fees primarily relate to costs associated with compliance with the Sarbanes-Oxley Act.

Research and development expenses were $103,650 for the three months ended June 30, 2005 compared to $4,163 for the three months ended June 30, 2004. The costs incurred in 2005 relate to our efforts in developing alternate sources of raw material. We do not expect to incur significant research and development costs during the remainder of 2005.

Interest income was $105,073 for the three months ended June 30, 2005 compared to $26,906 for the three months ended June 30, 2004, an increase of $78,167 or 291%. This increase primarily resulted from a higher interest rate earned on our higher cash balances.

Our effective income tax rate for the three months ended June 30, 2005 was 45% compared to 47% for the three months ended June 30, 2004. Our statutory tax rate is 38.5% and consists of the Federal income tax rate of 34% and North Carolina income tax rate of 4.5%, net of the federal benefit. Our effective income tax rate is higher than our statutory rate primarily due to our inability to currently recognize an income tax benefit for our operating losses in Hong Kong and China. We cannot recognize this income tax benefit due to the uncertainty of generating sufficient future taxable income in these tax jurisdictions to offset the existing losses. Our effective income tax rate is lower than the same period in 2004 primarily due to 2005 foreign operating losses being a smaller percentage of pre-tax income.

Six Months ended June 30, 2005 compared with Six Months ended June 30, 2004.

Net sales were $20,524,539 for the six months ended June 30, 2005 compared to $10,001,810 for the six months ended June 30, 2004, an increase of $10,522,729 or 105%. Shipments of moissanite jewels, excluding consigned jewels, increased 112% to approximately 118,500 carats from 55,800 carats. The average selling price per carat decreased by 3% due to a product mix in which a greater percentage of smaller size jewels, which have a lower price per carat, were sold. U.S. sales accounted for approximately 93% and 86% of sales during the six months ended June 30, 2005 and 2004, respectively.

U.S. net sales and carat shipments, excluding consigned jewels, increased by 122% and 128%, respectively, for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. Increased U.S. shipments are due primarily to the fourth quarter 2004 JCPenney launch as well as the rollout into additional JCPenney stores on March 1, 2005 and the 2005 rollout to a portion of the jewelry departments leased by Finlay Enterprises. As a result, our two largest customers, K&G Creations (the supplier of Finlay) and Reeves Park (the supplier of JCPenney), accounted for 51% and 31%, respectively, of our sales during the six months ended June 30, 2005 as compared to 38% and 14% during the same period of 2004. We expect that, at least in the short-term, we will be more dependent on our ability and that of our manufacturing customer’s to maintain and enhance the JCPenney and Finlay programs. While we believe our current relationships with these customers and retailers are good, a loss of any of these customer or retailer relationships could cause a material adverse effect on our results of operations.

International net sales and carat shipments increased by 7% and 12%, respectively for the six months ended June 30, 2005 as compared to the same period of 2004. The increased shipments resulted primarily from a sales increase in the United Kingdom and Thailand, partially offset by decreased sales in Singapore and Korea.

Our gross profit margin was 63.5% for the six months ended June 30, 2005 compared to 67.6% for the six months ended June 30, 2004. The decreased gross profit margin percentage was primarily caused by higher production costs during the specific period being relieved from inventory under our first-in, first-out accounting policy, as well as a 3% decrease in the average selling price per carat caused by a product mix in which a greater percentage of smaller size jewels, which have a lower price per carat, were sold. In addition, the gross profit margin percentage during the six months ended June 30, 2004 was unusually high compared to historical margins. Future gross profit margins will fluctuate based upon the costs being relieved from inventory under our first-in, first-out accounting policy and our average selling price per carat. We expect that the costs being relieved from inventory should trend lower over time, with variations quarter to quarter, as on average we have achieved declining production costs over the past few years.

Marketing and sales expenses were $6,163,212 for the six months ended June 30, 2005 compared to $3,514,698 for the six months ended June 30, 2004, an increase of $2,648,514 or 75%. As a percentage of sales, these expenses decreased to 30% from 35% in the same period of 2004. The primary reasons for the increase in expenses are $984,000 of increased co-op advertising expense, $984,000 of increased compensation expenses and $193,000 resulting from production costs associated with our new advertising campaign scheduled to launch during the fourth quarter of 2005. Our co-op advertising program reimburses a portion of our customers’ marketing costs based on the amount of their purchases from us, and is subject to the customer providing us documentation of all advertising copy that includes the Company’s products. The increased compensation costs are primarily due to $681,000 of increased stock option compensation expense on options previously issued to sales consultants for new business development. We expect to incur approximately $25,000 in development costs during the third quarter with respect to our new advertising campaign to be launched in the fourth quarter. The fourth quarter media expenses have not yet been committed. The Company expects the total marketing and sales expenses in the second half of 2005 to be higher than the total marketing and sales expenses for the first half of 2005.

General and administrative expenses were $2,076,328 for the six months ended June 30, 2005 compared to $1,444,742 for the six months ended June 30, 2004, an increase of $631,586 or 44%. As a percentage of sales, these expenses decreased to 10% from 14% in the same period of 2004. The increase in expenses is primarily due to $213,000 of increased compensation costs and a $103,000 increase in professional services. The increased compensation costs are primarily due to $157,000 of increased costs associated with our Executive Compensation Plan. The increased professional fees primarily relate to costs associated with compliance with the Sarbanes-Oxley Act.

Research and development expenses were $169,315 for the six months ended June 30, 2005 compared to $7,175 for the six months ended June 30, 2004. The costs incurred in 2005 relate to our efforts in developing alternate sources of raw material. We do not expect to incur significant research and development costs during the remainder of 2005.

Net interest income was $174,492 for the six months ended June 30, 2005 compared to $51,236 for the six months ended June 30, 2004, an increase of $123,256 or 241%. This increase resulted from a higher interest rate earned on our higher cash balances.

Our effective income tax rate for the six months ended June 30, 2005 was 43% compared to 54% for the six months ended June 30, 2004. Our statutory tax rate is 38.5% and consists of the Federal income tax rate of 34% and North Carolina income tax rate of 4.5%, net of the federal benefit. Our effective income tax rate is higher than our statutory rate primarily due to our inability to currently recognize an income tax benefit for our operating losses in Hong Kong and China. We cannot recognize this income tax benefit due to the uncertainty of generating sufficient future taxable income in these tax jurisdictions to offset the existing losses. Our effective income tax rate is lower than the same period in 2004 primarily due to a lesser income tax impact of our foreign operations, including both the effect of the 2005 foreign operating losses being a smaller percentage of pre-tax income and the lower income tax impact of foreign operations in 2005 than estimated in 2004.

Liquidity and Capital Resources

At June 30, 2005, we had approximately $18.8 million of cash and cash equivalents and $47.6 million of working capital. Cash and inventory account for approximately 75% of our current assets. Our principal sources of liquidity are cash on hand and cash generated by operations. During the six months ended June 30, 2005, $5,587,152 of cash was provided by operations. The primary reasons for the increase in cash provided by operating activities were pretax income of $4,797,533, an increase in accrued co-op advertising expense of $1,324,650, and a $1,186,448 decrease in inventory, partially offset by a $1,925,884 increase in trade receivables. The large increase in accrued co-op advertising is due to our customers not yet receiving reimbursement from us for a substantial portion of their advertising activities during the first half of 2005 due to delays in receiving the required documentation from our customers. Our co-op advertising program reimburses a portion of our customers’ marketing costs based on the amount of their purchases from us, and is subject to the customer providing us documentation of all advertising copy that includes the Company’s products. We have estimated the amount of co-op advertising expense that has not yet been submitted for credit by our customers based on our history with each customer. When the appropriate materials are submitted to us, we will issue a credit memo to the customer which will reduce our receivables. There was $971,231 of cash provided by financing activities during the six months ended June 30, 2005 due to cash proceeds from the exercise of 251,894 stock options.

Income tax payments for the six months ended June 30, 2005 were limited to $66,000 due to the utilization of a portion of the Company’s net operating loss (“NOL”) carryforwards to offset the taxable income generated during that period by our U.S. operations. As of December 31, 2004, we had a U.S. NOL carryforward of approximately $9.0 million, which expires between 2012 and 2020. Federal and state income tax payments will be limited in future periods to primarily alternative minimum tax payments until the NOL has been completely utilized.

Periodically, the Company sells jewels to customers on “memo” terms. For shipments on “memo” terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. The Company does not recognize revenue on these transactions until the earlier of (1) the customer informing the Company that it will keep the jewels or (2) the expiration of the memo period. Any jewels shipped to our customers on “memo” terms are classified as inventory on consignment on the Company’s consolidated balance sheets. The $3,039,000 of inventory on consignment at June 30, 2005 represents potential revenue of $12,117,000 and potential gross profit of $9,078,000.

Prior to 2001 the build-up in the Company’s inventory was a material use of the company’s cash flow. Management considered this investment in inventory essential to be able to meet the orders of its expanding customer base and to fulfill the new and expanding requests from our customers for consigned inventory. It is management’s opinion that while total inventory should remain consistent with current levels, inventory turnover should increase due to forecasted sales increases, thereby not requiring a significant use of working capital.

In February 2005, we agreed with Cree on a framework for purchases of SiC crystals for 2005. The Company is obligated to purchase a minimum quantity of usable material on a quarterly basis if Cree meets certain minimum quality levels. For each quarter during 2005, the Company has committed to purchase a minimum of approximately $2,050,000 of raw material, assuming the quality of material is consistent with that received in 2004. We expect to purchase approximately $3.1 and $3.6 million from Cree during the three months ended September 30 and December 31, 2005, respectively.

In February 2005, we entered into an Exclusive Supply Agreement with Norstel AB (formerly Jesperator AB) for the supply of SiC for use in the manufacturing of moissanite jewels. The initial term of the contract is for three years, and involves the supply of material worth a minimum of approximately $3.7 million over three years. In addition, the Company advanced $400,000 to Norstel A.B. in February 2005 towards the purchase of certain equipment. This advance is scheduled to be repaid starting January 2006 through a 35% reduction on invoices for subsequent purchases of SiC, over the initial term of the agreement. The minimum purchase commitment during 2005 is relatively small at approximately $200,000 while Norstel’s recently announced silicon carbide plant is being constructed. As the plant becomes operational in 2006, deliveries are scheduled to increase.

In May 2005, we entered into an eighth amendment to our agreement with John M. Bachman, Inc. (“JMB”), the supplier of the majority of the Company’s faceting services. Pursuant to the terms of the amendment, the Company has agreed to provide JMB with a cash advance of $135,000 to be used by JMB to expand its affiliate’s production facility and procure additional equipment and labor as needed to enable JMB and its affiliate to satisfy the requested increase in production volumes. The cash advance will be repaid to the Company through reduced charges for future faceting services.

On May 25, 2005, the Company announced a $0.05 per share cash dividend and a 5% stock dividend both distributed on July 15, 2005 to shareholders of record on June 30, 2005. Pursuant to these dividends, total cash of $699,309 and 687,566 shares of our common stock were distributed to shareholders on July 15, 2005. The stock dividend provided shareholders as of the record date one share for every 20 shares owned and cash in lieu of fractional shares. All share and per share amounts in the accompanying financial statements and footnotes have been retroactively restated to reflect the stock dividend. The Company expects to review the dividend policy on an annual basis and payment of future dividends will be dependent on the facts and circumstances at the time of that review.

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

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using the intrinsic value method under APB Opinion No. 25 and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123R’s fair value method could have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and other factors. However, had the Company adopted Statement 123R in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 7 to our consolidated financial statements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We believe that our exposure to market risk for changes in interest rates is not significant because our investments are limited to highly liquid instruments with maturities of three months or less. At June 30, 2005, we had approximately $16.6 million of short-term investments, primarily money market funds, classified as cash and equivalents. All of our transactions with international customers and suppliers are denominated in U.S. dollars.

Item 4: Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of June 30, 2005, the Company’s Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures enable the Company to record, summarize and report in a timely manner the information that the Company is required to disclose in its Exchange Act reports.

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

Part II - Other Information

Item 4: Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Charles & Colvard, Ltd. was held on May 23, 2005. At the meeting, the shareholders voted on the election of directors and the ratification of the selection of independent auditors. The following eight nominees were each elected to the Board for a one-year term: Walter J. O’Brien, Jr., Frederick A. Russ, Robert S. Thomas, George A. Thornton III, Laura C. Kendall, Lisa A. Gavales, Lynn L. Lane and Geraldine L. Sedlar. Additionally, the appointment of Deloitte & Touche LLP as independent auditors for the Company for the fiscal year ending December 31, 2005 was ratified. The number of votes cast for, against or withheld, as well as the number of abstentions for each proposal are as follows:

A. Election of Directors

Director Nominee	Votes For	Votes Withheld
Walter J. O’Brien, Jr. Frederick A. Russ Robert S. Thomas George A. Thornton III Laura C. Kendall Lisa A. Gavales Geraldine L. Sedlar Lynn L. Lane	12,266,694 12,387,036 12,901,206 12,898,642 12,950,181 12,952,081 12,913,544 12,948,881	690,427 570,085 55,915 58,479 6,940 5,040 43,577 8,240

B. Ratification of Appointment of Deloitte & Touche LLP as auditors for fiscal year ending December 31, 2005.

	Votes For	Votes Against	Abstentions
Ratification of Appointment of Deloitte & Touche LLP	12,914,429	39,932	2,760

Item 6: Exhibits

(a) Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Charles & Colvard, Ltd.

Date: August 10, 2005	/s/ Robert S. Thomas
Robert S. Thomas
President & Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2005	/s/ James R. Braun
James R. Braun
Vice President of Finance & Chief Financial Officer
(Principal Accounting Officer)