Form 10-Q
period 2005-09-30
CHARLES & COLVARD LTD
filed 2005-11-09
CIK 1015155

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2005 there were 14,529,818 shares of the Registrant’s Common Stock, no par value per share, outstanding.

Charles & Colvard, Ltd. and Subsidiary

Part I. Financial Information

Item 1. Financial Statements

Charles & Colvard, Ltd. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	$11,347,066	$5,197,189	$31,871,605	$15,198,999
Cost of goods sold	3,689,256	1,910,348	11,181,899	5,150,223

Gross profit	7,657,810	3,286,841	20,689,706	10,048,776

Operating expenses:
Marketing and sales	3,432,307	1,895,329	9,595,519	5,410,027
General and administrative	1,105,055	730,048	3,181,383	2,174,790
Research and development	6,971	2,141	176,286	9,316

Total operating expenses	4,544,333	2,627,518	12,953,188	7,594,133

Operating income	3,113,477	659,323	7,736,518	2,454,643
Interest income	147,227	34,436	321,719	85,672

Income before income taxes	3,260,704	693,759	8,058,237	2,540,315
Income tax expense	1,022,424	390,684	3,067,828	1,393,392

Net income	$2,238,280	$303,075	$4,990,409	$1,146,923

Net income per share:
Basic	$0.15	$0.02	$0.35	$0.08

Diluted	$0.15	$0.02	$0.33	$0.08

Weighted-average common shares:
Basic	14,493,689	13,946,371	14,348,077	13,916,179

Diluted	15,265,839	14,415,012	15,102,740	14,287,533

Share and per share data for all periods presented have been adjusted to reflect the effect of the 5% stock dividend declared on May 23, 2005.

See Notes to Condensed Consolidated Financial Statements.

Charles & Colvard, Ltd. and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2005	December 31, 2004
Assets
Current Assets:
Cash and equivalents	$18,985,264	$12,873,847
Accounts receivable	12,777,208	7,007,054
Interest receivable	34,967	14,798
Notes receivable	227,587	—
Inventory (Note 3)	21,304,988	21,458,879
Inventory on consignment (Note 4)	2,978,488	3,243,797
Prepaid expenses	341,313	439,371
Deferred income taxes	661,973	455,766

Total current assets	57,311,788	45,493,512

Long Term Assets:
Notes receivable	307,413	—
Furniture and equipment, net	509,260	524,645
Patent and license rights, net	309,001	348,435
Deferred income taxes	2,779,263	4,269,033

Total long term assets	3,904,937	5,142,113

Total assets	$61,216,725	$50,635,625

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable:
Cree, Inc.	$1,828,179	$663,630
Other	1,215,773	1,565,163
Accrued payroll	1,053,269	557,801
Accrued co-op advertising	1,484,971	208,000
Accrued expenses and other liabilities	137,793	382,634

Total current liabilities	5,719,985	3,377,228
Commitments and contingencies (Note 5)
Shareholders’ Equity:
Common stock	57,212,535	56,495,095
Additional paid-in capital – stock options	4,298,614	1,768,120
Accumulated deficit	(6,014,409)	(11,004,818)

Total shareholders’ equity	55,496,740	47,258,397

Total liabilities and shareholders’ equity	$61,216,725	$50,635,625

See Notes to Condensed Consolidated Financial Statements.

Charles & Colvard, Ltd. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Operating Activities:
Net income	$4,990,409	$1,146,923
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	179,357	140,520
Stock option compensation	1,009,423	2,177
Loss on disposal of long term assets	10,224	11,787
Provision for deferred income taxes	2,987,599	1,325,892
Change in operating assets and liabilities:
Net change in assets	(5,273,065)	(1,868,834)
Net change in liabilities	2,342,757	(154,599)

Net cash provided by operating activities	6,246,704	603,866

Investing Activities:
Purchase of furniture and equipment	(165,760)	(206,114)
Patent and license rights costs	(19,214)	(78,915)
Proceeds from sale of long-term assets	50,211	—
Advance to Norstel A.B.	(400,000)	—
Advance to John M. Bachman, Inc.	(135,000)	—

Net cash used in investing activities	(669,763)	(285,029)

Financing Activities:
Proceeds from exercise of stock options	1,233,785	722,474
Payment of cash dividends	(699,309)	—
Purchase of common stock	—	(234,934)

Net cash provided by financing activities	534,476	487,540

Net change in cash and equivalents	6,111,417	806,377
Cash and equivalents, beginning of period	12,873,847	11,559,123

Cash and equivalents, end of period	$18,985,264	$12,365,500

Supplemental Schedule of Cash Flow Data:
Cash paid for income taxes	$86,000	$67,500

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

All of the Company’s activities are within a single business segment. The following tables present certain data by geographic area:

	Three Months Ended September 30,
Net Sales (based on destinations of our shipments)	2005	2004
United States	$10,525,973	$4,536,190
International	821,093	660,999

Total	$11,347,066	$5,197,189

	Nine Months Ended September 30,
Net Sales (based on destinations of our shipments)	2005	2004
United States	$29,520,196	$13,102,024
International	2,351,409	2,096,975

Total	$31,871,605	$15,198,999

Furniture and equipment, net	September 30, 2005	December 31, 2004
United States	$442,553	$407,108
International (all in Asia)	66,707	117,537

Total	$509,260	$524,645

2. Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash equivalents and trade receivables. The Company maintains cash and cash equivalents with high quality financial institutions and invests in low risk securities, primarily money market funds.

Trade receivables potentially subject the Company to credit risk. Our standard payment terms are between 30 to 120 days. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history and generally does not require collateral. However, during 2004, the Company did sign a security agreement with a customer giving the Company collateral in case of default by the customer on its open balances with the Company. This customer accounted for 56% and 62% of the Company’s receivables at September 30, 2005 and December 31, 2004, respectively. In addition, this customer accounted for 38% and 13% of our sales during the nine months ended September 30, 2005 and 2004, respectively. A second customer accounted for 36% and 27% of our receivables at September 30, 2005 and December 31, 2004, respectively. This customer accounted for 44% and 34% of our sales during the nine months ended September 30, 2005 and 2004, respectively.

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

Finished goods are reflected net of a reserve for excess jewelry inventory of $95,000 at September 30, 2005 and $100,000 at December 31, 2004. The Company does not actively market its jewelry inventory. Jewelry inventory value is determined as the amount we would obtain by melting the gold in the jewelry and putting the jewels back into loose stone inventory. In addition, finished goods are shown net of a lower of cost or market reserve of $400,000 at September 30, 2005 and December 31, 2004. This reserve was established to allow for the carat weight loss associated with the re-cutting of a portion of the finished goods inventory. There are certain shapes and sizes of jewels in inventory that may be re-cut to achieve higher quality standards. These jewels can be re-cut into shapes and sizes that have a higher demand without the purchase of additional raw material. The need for adjustments to these reserves is evaluated on a period by period basis. The Company’s inventories consist of the following as of September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
Raw materials	$890,030	$806,390
Work-in-process	8,874,401	5,739,004
Finished goods	11,540,557	14,913,485

Total Inventory	$21,304,988	$21,458,879

4. Inventory on Consignment

Periodically, the Company sells jewels to customers on “memo” terms. For shipments on “memo” terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. The Company does not recognize revenue on these transactions until the earlier of (1) the customer informing the Company that it will keep the jewels or (2) the expiration of the memo period. Jewels shipped to customers on “memo” are classified as inventory on consignment on the Company’s consolidated balance sheets. The $2,978,000 of inventory on consignment at September 30, 2005 represents potential revenue of $12,298,000 and potential gross profit of $9,320,000.

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

The future minimum lease payments of the Company, including its Hong Kong subsidiary, are as follows: $26,000 for the remainder of 2005, $170,000 in 2006, $208,000 in 2007, $158,000 in 2008, $157,000 in 2009, $160,000 in 2010 and $95,000 in 2011, totaling $974,000. Rental expense incurred for operating leases for the three and nine months ended September 30, 2005 was $79,000 and $225,000, respectively. For the three and nine months ended September 30, 2004, such expense was $69,000 and $220,000, respectively.

Purchase Commitments

On June 6, 1997, the Company entered into an Amended and Restated Exclusive Supply Agreement (“Exclusive Supply Agreement”) with Cree, Inc. (“Cree”). The Exclusive Supply Agreement had an initial term of ten years which in 2005 was extended for an additional ten years to July 2015. In connection with the Exclusive Supply Agreement, the Company has committed to purchase a minimum of 50% (by dollar volume) of its requirements for SiC crystals from Cree. If the Company’s orders require Cree to expand beyond specified production levels, the Company must commit to purchase certain minimum quantities. In February 2005, the Company agreed with Cree on a framework for purchases during 2005. The Company is obligated to purchase a minimum quantity of usable material on a quarterly basis if Cree meets certain minimum quality levels. For each quarter during 2005, the Company has committed to purchase a minimum of approximately $2,050,000 of raw material, assuming the quality of material is consistent with that received in 2004. During the three and nine months ended September 30, 2005, we purchased $3.5 million and $8.1 million of raw material from Cree, respectively. We expect to purchase approximately $3.6 million from Cree during each of the three months ending December 31, 2005 and March 31, 2006.

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

Contingencies

The Company is currently conducting test distribution via one day trunk shows with two nationally recognized fine jewelers. In support of the test distribution at one of these jewelers, we have agreed with our manufacturer to purchase all unsold items after the test period if the stores do not continue with a moissanite program. Even in such an event, we will only purchase the jewelry if the manufacturer is unable to sell the jewelry through other retail outlets after a set period of time. The jewels involved in this test distribution are on consignment to the manufacturer. If all of the jewelry is not sold, it is estimated that the maximum for which we would be obligated is approximately $260,000 for the gold and labor portion of the jewelry.

6. Dividends

On May 23, 2005, the Company declared a $0.05 per share cash dividend and a 5% stock dividend both distributed on July 15, 2005 to shareholders of record on June 30, 2005. Pursuant to these dividends, total cash of $699,309 and 687,566 shares of our common stock were distributed to shareholders on July 15, 2005. The stock dividend provided shareholders as of the record date one share for every 20 shares owned and cash in lieu of fractional shares. All share and per share amounts for all periods presented in the accompanying financial statements and footnotes have been retroactively restated to reflect the stock dividend.

7. Stock Based Compensation

The Company measures compensation costs related to employee stock options using the intrinsic value of the equity instrument granted (i.e., the excess of the market price of the stock to be issued over the exercise price of the equity instrument at the date of grant) rather than the fair value of the equity instrument.

In accordance with Accounting Principles Board (APB) Opinion No. 25, and the provisions of Statement of Financial Accounting Standards (FAS) No. 123 as applicable to consultants, the Company recorded compensation expense relating to stock options granted to consultants as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Stock based compensation cost, net of income tax, included in reported net income	$204,906	$—	$643,083	$1,387

This compensation expense is included in operating expenses in the accompanying Condensed Consolidated Statements of Operations. Had compensation expense for all stock options been determined consistent with the provisions of FAS 123, rather than APB Opinion No. 25, the Company’s net income and income per share for the three and nine months ended September 30, 2005 and 2004 would have been recorded to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income:
As reported	$2,238,280	$303,075	$4,990,409	$1,146,923
Deduct – total stock based compensation expense under fair value method for awards not included in reported net income, net of income tax	148,257	79,210	1,144,384	253,782

Pro forma net income	$2,090,023	$223,865	$3,846,025	$893,141

Basic net income per share:
As reported	$0.15	$0.02	$0.35	$0.08

Pro forma	$0.14	$0.02	$0.27	$0.06

Diluted net income per share
As reported	$0.15	$0.02	$0.33	$0.08

Pro forma	$0.14	$0.02	$0.25	$0.06

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Numerator:
Net income	$2,238,280	$303,075	$4,990,409	$1,146,923
Denominator:
Weighted Average Shares Outstanding
Basic	14,493,689	13,946,371	14,348,077	13,916,179
Stock Options	772,150	468,641	754,663	371,354

Diluted	15,265,839	14,415,012	15,102,740	14,287,533
Net Income Per Share:
Basic	$0.15	$0.02	$0.35	$0.08

Diluted	$0.15	$0.02	$0.33	$0.08

For the three and nine months ended September 30, 2005, stock options to purchase approximately 6,000 shares were excluded from the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares. For the three and nine months ended September 30, 2004, stock options to purchase approximately 392,000 and 431,000 shares, respectively, were excluded from the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares.

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

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using the intrinsic value method under APB Opinion No. 25 and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123R’s fair value method could have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and other factors. However, had the Company adopted Statement 123R in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 7 to our condensed consolidated financial statements.

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

Overview

We manufacture, market and distribute Charles & Colvard created moissanite jewels (also called moissanite) for sale in the worldwide jewelry market. Moissanite, also known by its chemical name, silicon carbide (SiC), is a rare, naturally occurring mineral found primarily in meteors. As the sole manufacturer of scientifically-made moissanite jewels, our strategy is to establish Charles & Colvard as a reputable, high-quality and sophisticated brand image and position moissanite as a unique jewel, distinct from all others based on its exceptional fire, brilliance, luster, durability and rarity. Moissanite is marketed to its primary target market, the self-purchasing woman, as the perfect reward for achievements, whether it be personal or professional, big or small. Moissanite is also marketed to the trade as a new jewelry category with a unique business opportunity.

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

During 2002, we focused on the U.S. market, while investing limited resources in certain international markets that management believed represented the most potential. Our 2002 sales were 44% higher than sales in 2001 with sustained profitability and positive cash flow. In 2003, we increased our sales and marketing expenses to expand product awareness and provide support to retailers to continue our sales growth. The majority of the increased expenses were focused on the U.S. market however we also increased our marketing and sales investment in Hong Kong and China. Our sales were 4% higher in 2003 over 2002. During 2004, we continued our increased investment in sales and marketing expenses to accelerate our growth rate. Our sales in 2004 were 39% higher than 2003 and we remained profitable. We believe that our increased investment in sales and marketing expenses will lead to further revenue growth in 2005 and beyond. Although our goals for 2005 are to continue increasing quarterly sales compared to the prior year while sustaining profitability, we cannot be sure that either goal will be achieved.

Our sales for the nine months ended September 30, 2005 compared to the same period of 2004 were favorably impacted by our expanding relationships with two major jewelry retailers, JCPenney and Finlay Enterprises, Inc. (Finlay). In a joint effort with our manufacturing customer, Reeves Park, we launched a Charles & Colvard moissanite jewelry category at 462 JCPenney retail locations on October 4, 2004. In March 2005, JCPenney began offering moissanite in 241 additional stores. Finlay, supplied by our manufacturing customer K&G Creations, operates leased department store jewelry locations in chains such as Robinson-May, Lord & Taylor, Boston Store, Macy’s, Dillard’s, Filene’s, Belks and Marshall Fields. Finlay initially offered moissanite jewelry in 31 stores on February 28, 2005. As of September 30, 2005, moissanite jewelry is available at approximately 220 Finlay leased department store jewelry counters. While the distribution at Finlay is through asset purchase, consignment is being used for special promotions, such as “trunk shows”.

We are currently conducting test distribution at two national fine jewelry stores via one day trunk show events. Helzberg Jewelers, a 260+ store fine jewelry chain, began testing moissanite jewelry in September 2005 and Gordon’s Jewelers, a 285+ store fine jewelry chain, began testing in October 2005. These two test distribution efforts are scheduled to continue for the remainder of the year. The distribution for these tests is a mixture of asset purchase and consignment.

Results of Operations

The following table is intended to illustrate a tabular analysis of certain Consolidated Statement of Operations data as a percentage of sales for both periods presented. A detailed explanation of our results of operations follows this table:

	Three Months Ended September 30,
	2005		2004
Sales	100%	$11,347,066	100%	$5,197,189
Gross profit	67%	7,657,810	63%	3,286,841
Marketing and sales expenses	30%	3,432,307	36%	1,895,329
General and administrative expenses	10%	1,105,055	14%	730,048
Operating income	27%	3,113,477	13%	659,323

	Nine Months Ended September 30,
	2005		2004
Sales	100%	$31,871,605	100%	$15,198,999
Gross profit	65%	20,689,706	66%	10,048,776
Marketing and sales expenses	30%	9,595,519	36%	5,410,027
General and administrative expenses	10%	3,181,383	14%	2,174,790
Operating income	24%	7,736,518	16%	2,454,643

Three Months ended September 30, 2005 compared with Three Months ended September 30, 2004

Net sales were $11,347,066 for the three months ended September 30, 2005 compared to $5,197,189 for the three months ended September 30, 2004, an increase of $6,149,877 or 118%. Shipments of moissanite jewels, excluding consigned jewels, increased 123% to approximately 67,000 carats from 30,000 carats. The average selling price per carat decreased by 3% due to a product mix in which a greater percentage of smaller size jewels, which have a lower price per carat, were sold. U.S. sales accounted for approximately 93% and 87% of sales during the three months ended September 30, 2005 and 2004, respectively.

U.S. net sales and carat shipments, excluding consigned jewels, increased by 132% and 137%, respectively, for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. Increased U.S. carat shipments are due primarily to the fourth quarter 2004 JCPenney launch as well as the rollout into additional JCPenney stores on March 1, 2005 and the 2005 rollout to a portion of the jewelry departments leased by Finlay Enterprises. As a result, our two largest customers, Reeves Park (the supplier of JCPenney) and K&G Creations (the supplier of Finlay), accounted for 51% and 31%, respectively, of our sales during the three months ended September 30, 2005 as compared to 10% and 27%, respectively, for the third quarter 2004. We expect that, at least in the short-term, we will remain dependent on our ability and that of our manufacturing customers to maintain and enhance the JCPenney and Finlay programs. While we believe our current relationships with these customers and retailers are good, a loss of any of these customer or retailer relationships could cause a material adverse effect on our results of operations.

International net sales and carat shipments increased by 24% and 27%, respectively, for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. The increase resulted primarily from increased sales into Thailand, Italy, Canada, and Taiwan, partially offset by decreased sales into Singapore and Australia.

Our gross profit margin was 67.5% for the three months ended September 30, 2005 compared to 63.2% for the three months ended September 30, 2004. The increased gross profit margin percentage was primarily caused by lower production costs in the FIFO period relieved from inventory, partially offset by a 3% decrease in the average selling price per carat caused by a product mix in which a greater percentage of smaller size jewels, which have a lower price per carat, were sold. Future gross profit margins will fluctuate based upon the costs being relieved from inventory under our first-in, first-out accounting policy and our average selling price per carat. We expect that the costs being relieved from inventory should trend lower over time, with variations quarter to quarter, as on average we have achieved declining production costs over the past few years.

Marketing and sales expenses were $3,432,307 for the three months ended September 30, 2005 compared to $1,895,329 for the three months ended September 30, 2004, an increase of $1,536,978 or 81%. As a percentage of sales, these expenses decreased to 30% from 36% in the same period of 2004. The primary reasons for the increase in expenses are $606,000 of increased co-op advertising expenses, $427,000 of increased print advertising, and $319,000 of increased stock option compensation expense on options previously issued to sales consultants for new business development. Our co-op advertising program reimburses a portion of our customers’ marketing costs based on the amount of their purchases from us, and is subject to the customer providing us documentation of all advertising copy that includes the Company’s products. We are launching a new advertising campaign in the fourth quarter of 2005 and have committed approximately $3.8 million in advertising expenditures in support of this campaign, excluding our co-op advertising program. This compares to approximately $2.4 million in advertising expenditures that were incurred during the fourth quarter of 2004.

General and administrative expenses were $1,105,055 for the three months ended September 30, 2005 compared to $730,048 for the three months ended September 30, 2004, an increase of $375,007 or 51%. Although total expenses increased, as a percentage of sales these expenses decreased to 10% from 14% in the same period of 2004. The increase in expenses is primarily due to $275,000 of increased compensation costs and $89,000 of professional fees related to compliance with section 404 of the Sarbanes-Oxley Act. The majority of the increased compensation expense ($228,000) is due to the accrual of bonuses expected to be paid pursuant to the Company’s Management Incentive Plan (2005).

Interest income was $147,227 for the three months ended September 30, 2005 compared to $34,436 for the three months ended September 30, 2004, an increase of $112,791 or 328%. This increase resulted from a higher interest rate earned on our cash balances, as well as a larger cash balance.

Our effective income tax rate for the three months ended September 30, 2005 was 31% compared to 56% for the three months ended September 30, 2004. Our statutory tax rate is 38.5% and consists of the Federal income tax rate of 34% and North Carolina income tax rate of 4.5%, net of the federal benefit. Currently, we do not recognize an income tax benefit for our operating losses in Hong Kong and China. We cannot recognize this income tax benefit due to the uncertainty of generating sufficient future taxable income in these tax jurisdictions to offset the existing losses. Our effective income tax rate is lower than the same period in 2004 primarily due to 2005 foreign operating losses being a smaller percentage of pre-tax income and, to a lesser extent, a reduction in state income tax expense caused by a change in the apportionment of taxable income among state jurisdictions.

Nine months ended September 30, 2005 compared with Nine months ended September 30, 2004.

Net sales were $31,871,605 for the nine months ended September 30, 2005 compared to $15,198,999 for the nine months ended September 30, 2004, an increase of $16,672,606 or 110%. Shipments of moissanite jewels, excluding consigned jewels, increased 116% to approximately 186,000 carats from 86,000 carats. The average selling price per carat decreased by 3% due to a product mix in which a greater percentage of smaller size jewels, which have a lower price per carat, were sold. U.S. sales accounted for approximately 93% and 86% of sales during the nine months ended September 30, 2005 and 2004, respectively.

U.S. net sales and carat shipments, excluding consigned jewels, increased by 125% and 131%, respectively, for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. Increased U.S. shipments are due primarily to the fourth quarter 2004 JCPenney launch as well as the rollout into additional JCPenney stores on March 1, 2005 and the 2005 rollout to a portion of the jewelry departments leased by Finlay Enterprises. As a result, our two largest customers, K&G Creations (the supplier of Finlay) and Reeves Park (the supplier of JCPenney), accounted for 44% and 38%, respectively, of our sales during the nine months ended September 30, 2005 as compared to 34% and 13% during the same period of 2004. We expect that, at least in the short-term, we will remain dependent on our ability and that of our manufacturing customers to maintain and enhance the JCPenney and Finlay programs. While we believe our current relationships with these customers and retailers are good, a loss of any of these customer or retailer relationships could cause a material adverse effect on our results of operations.

International net sales and carat shipments increased by 12% and 17%, respectively for the nine months ended September 30, 2005 as compared to the same period of 2004. The increase resulted primarily from increased sales into Thailand, the United Kingdom, Taiwan, and Indonesia, partially offset by decreased sales into Singapore and Korea.

Our gross profit margin was 64.9% for the nine months ended September 30, 2005 compared to 66.1% for the nine months ended September 30, 2004. The decreased gross profit margin percentage was primarily caused by a 3% decrease in the average selling price per carat caused by a product mix in which a greater percentage of smaller size jewels, which have a lower price per carat, were sold. Future gross profit margins will fluctuate based upon the costs being relieved from inventory under our first-in, first-out accounting policy and our average selling price per carat. We expect that the costs being relieved from inventory should trend lower over time, with variations quarter to quarter, as on average we have achieved declining production costs over the past few years.

Marketing and sales expenses were $9,595,519 for the nine months ended September 30, 2005 compared to $5,410,027 for the nine months ended September 30, 2004, an increase of $4,185,492 or 77%. As a percentage of sales, these expenses decreased to 30% from 36% in the same period of 2004. The primary reasons for the increase in expenses are $1,590,000 of increased co-op advertising expense, $999,000 of increased stock option compensation expense on options previously issued to sales consultants for new business development and $645,000 of increased print advertising. Our co-op advertising program reimburses a portion of our customers’ marketing costs based on the amount of their purchases from us, and is subject to the customer providing us documentation of all advertising copy that includes the Company’s products. We are launching a new advertising campaign in the fourth quarter of 2005 and have committed approximately $3.8 million in advertising expenditures in support of this campaign, excluding our co-op advertising program. This compares to approximately $2.4 million in advertising expenditures that were incurred during the fourth quarter of 2004.

General and administrative expenses were $3,181,383 for the nine months ended September 30, 2005 compared to $2,174,790 for the nine months ended September 30, 2004, an increase of $1,006,593 or 46%. As a percentage of sales, these expenses decreased to 10% from 14% in the same period of 2004. The increase in expenses is primarily due to $489,000 of increased compensation costs and a $203,000 increase in professional services. The increased compensation costs are primarily due to $385,000 of increased costs associated with our Executive Compensation Plan. The increased professional fees primarily relate to costs associated with compliance with the Sarbanes-Oxley Act.

Research and development expenses were $176,286 for the nine months ended September 30, 2005 compared to $9,316 for the nine months ended September 30, 2004. The costs incurred in 2005 relate to our efforts in developing alternate sources of raw material. We do not expect to incur significant research and development costs during the remainder of 2005.

Interest income was $321,719 for the nine months ended September 30, 2005 compared to $85,672 for the nine months ended September 30, 2004, an increase of $236,047 or 276%. This increase resulted from a higher interest rate earned on our cash balances, as well as larger cash balances.

Our effective income tax rate for the nine months ended September 30, 2005 was 38% compared to 55% for the nine months ended September 30, 2004. Our statutory tax rate is 38.5% and consists of the Federal income tax rate of 34% and North Carolina income tax rate of 4.5%, net of the federal benefit. Currently, we do not recognize an income tax benefit for our operating losses in Hong Kong and China. We cannot recognize this income tax benefit due to the uncertainty of generating sufficient future taxable income in these tax jurisdictions to offset the existing losses. Our effective income tax rate is lower than the same period in 2004 primarily due to a lesser income tax impact of our foreign operations, including 2005 foreign operating losses being a smaller percentage of pre-tax income.

Liquidity and Capital Resources

At September 30, 2005, we had approximately $19.0 million of cash and cash equivalents and $51.6 million of working capital. Cash and inventory account for approximately 70% of our current assets. Our principal sources of liquidity are cash on hand and cash generated by operations. During the nine months ended September 30, 2005, $6,246,704 of cash was provided by operations. The primary reasons for the increase in cash provided by operating activities were pretax income of $8,058,237 and an increase in current liabilities of $2,342,757, partially offset by a $5,770,154 increase in trade receivables. The increase in current liabilities is primarily due to an increase in accrued co-op advertising. The increase in accrued co-op advertising is due to our customers not yet receiving reimbursement from us for a portion of their advertising activities during the first nine months of 2005 due to delays in receiving the required documentation from our customers. Our co-op advertising program reimburses a portion of our customers’ marketing costs based on the amount of their purchases from us, and is subject to the customer providing us documentation of all advertising copy that includes the Company’s products. We have estimated the amount of co-op advertising expense that has not yet been submitted for credit by our customers based on our history with each customer. When the appropriate materials are submitted to us, we issue a credit memo to the customer which will reduce our receivables. The increase in trade receivables is primarily due to higher sales. There was $534,476 of cash provided by financing activities during the nine months ended September 30, 2005 due to $1,233,785 of cash proceeds from the exercise of 317,912 stock options, partially offset by $699,309 in dividend payments.

Income tax payments for the nine months ended September 30, 2005 were limited to $86,000 due to the utilization of a portion of the Company’s net operating loss (“NOL”) carryforwards to offset the taxable income generated during that period by our U.S. operations. As of December 31, 2004, we had a U.S. NOL carryforward of approximately $9.1 million and a North Carolina NOL carryforward of approximately $11.9 million, which expire between 2012 and 2020. It is currently estimated that as of September 30, 2005, our U.S NOL is approximately $3.4 million and our North Carolina NOL is approximately $9.1 million. Federal and state income tax payments will be limited in future periods to primarily alternative minimum tax payments until the NOL carryforwards have been completely utilized.

Periodically, the Company sells jewels to customers on “memo” terms. For shipments on “memo” terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. The Company does not recognize revenue on these transactions until the earlier of (1) the customer informing the Company that it will keep the jewels or (2) the expiration of the memo period. Any jewels shipped to our customers on “memo” terms are classified as inventory on consignment on the Company’s consolidated balance sheets. The $2,978,000 of inventory on consignment at September 30, 2005 represents potential revenue of $12,298,000 and potential gross profit of $9,320,000.

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

In February 2005, we agreed with Cree on a framework for purchases of SiC crystals for 2005. The Company is obligated to purchase a minimum quantity of usable material on a quarterly basis if Cree meets certain minimum quality levels. For each quarter during 2005, the Company has committed to purchase a minimum of approximately $2,050,000 of raw material, assuming the quality of material is consistent with that received in 2004. We expect to purchase approximately $3.6 million from Cree during each of the three months ending December 31, 2005 and March 31, 2006.

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

In May 2005, we entered into an eighth amendment to our agreement with John M. Bachman, Inc. (“JMB”), the supplier of the majority of the faceting services used by the Company. Pursuant to the terms of the amendment, the Company has agreed to provide JMB with a cash advance of $135,000 to be used by JMB to expand its affiliate’s production facility and procure additional equipment and labor as needed to enable JMB and its affiliate to satisfy the requested increase in production volumes. The cash advance will be repaid to the Company through reduced charges for future faceting services provided to the Company.

On May 23, 2005, the Company declared a $0.05 per share cash dividend and a 5% stock dividend both distributed on July 15, 2005 to shareholders of record on September 30, 2005. Pursuant to these dividends, total cash of $699,309 and 687,566 shares of our common stock were distributed to shareholders on July 15, 2005. The stock dividend provided shareholders as of the record date one share for every 20 shares owned and cash in lieu of fractional shares. All share and per share amounts presented in the accompanying condensed consolidated financial statements and footnotes have been retroactively restated to reflect the stock dividend. The Company expects to review the dividend policy on an annual basis and payment of future dividends will be dependent on the facts and circumstances at the time of that review.

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

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using the intrinsic value method under APB Opinion No. 25 and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123R’s fair value method could have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and other factors. However, had the Company adopted Statement 123R in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 7 to our consolidated financial statements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We believe that our exposure to market risk for changes in interest rates is not significant because our investments are limited to highly liquid instruments with maturities of three months or less. At September 30, 2005, we had approximately $18.3 million of short-term investments, primarily money market funds, classified as cash and equivalents. All of our transactions with international customers and suppliers are denominated in U.S. dollars.

Item 4: Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of September 30, 2005, the Company’s Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures enable the Company to record, summarize and report in a timely manner the information that the Company is required to disclose in its Exchange Act reports.

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

Charles & Colvard, Ltd.

Date: November 8, 2005	/s/ Robert S. Thomas
Robert S. Thomas President & Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2005	/s/ James R. Braun
James R. Braun Vice President of Finance & Chief Financial Officer (Principal Accounting Officer)