Form 10-K
period 2005-12-31
CHARLES & COLVARD LTD
filed 2006-03-10
CIK 1015155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number: 000-23329

Charles & Colvard, Ltd.

(Exact name of Registrant as specified in its charter)

North Carolina	56-1928817
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

300 Perimeter Park Drive, Suite A, Morrisville, N.C.	27560
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (919) 468-0399

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $315,543,679 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

On February 28, 2006, there were 18,320,832 outstanding shares of the Registrant’s common stock.

DOCUMENT INCORPORATED BY REFERENCE

Certain portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on May 22, 2006 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that relate to any plans, objectives, estimates and goals. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes” and “estimates” and variations of such words and similar expressions identify such forward-looking statements. Our business is subject to numerous risks and uncertainties, including our ability to manage growth effectively, our dependence on continued growth and consumer acceptance of our products, any trends in the general economy that would adversely affect consumer spending, risks of conducting significant operations in foreign countries and our dependence on third parties. These and other risks and uncertainties, many of which are addressed in more detail below in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” could cause our actual results and developments to be materially different from those expressed or implied by any of these forward-looking statements.

Part I

ITEM 1. BUSINESS

Introduction

We are Charles & Colvard, Ltd., a North Carolina corporation (the “Company” or “Charles & Colvard,” which may be referred to as “we,” “us” or “our”) that manufactures, markets and distributes Charles & Colvard created moissanite jewels (also called moissanite or moissanite jewels) for sale in the worldwide jewelry market. Moissanite, also known by its chemical name, silicon carbide (SiC), is a rare, naturally occurring mineral found primarily in meteors. As the sole manufacturer of scientifically-made moissanite jewels, we are creating a unique brand image which positions moissanite as a jewel in its own right, distinct from all other jewels based on its fire, brilliance, luster, durability and rarity.

Our moissanite jewels are made from SiC crystals. We obtain the substantial majority of our SiC crystals from Cree, Inc. (“Cree”). In February 2005, we established a new relationship for the supply of SiC with Norstel AB, a Swedish Company (“Norstel AB”), that has demonstrated an ability to produce suitable SiC in limited quantities. In November 2005, we entered into an agreement with Intrinsic Semiconductor, Inc., located in Dulles, Virginia (“Intrinsic Semiconductor”), to purchase SiC crystals subject to their ability to meet minimum quality standards. We have certain exclusive supply rights with Cree, Norstel AB and Intrinsic Semiconductor for SiC to be used for gemstone applications.

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

In March 2000, we entered into distribution agreements with Stuller Settings, Inc. (Stuller) and Rio Grande, two of the largest suppliers of jewelry-related products to the jewelry industry, for the North American distribution of moissanite and phased out of the direct sales to retail jewelers. We have also entered into several agreements with domestic jewelry manufacturers, including K&G Creations and Reeves Park, which were our two largest customers in 2005. Through these agreements with distributors and jewelry manufacturers and our other strategic initiatives described below, our goal has been to rapidly increase the introduction of moissanite into the domestic jewelry market while maintaining prices. Our sales have grown from $11.5 million in 2001 to $43.5 million in 2005, while average selling prices per carat have dropped approximately 7% in this period due to a product mix in which a greater percentage of smaller size jewels, which have a lower price per carat, were sold.

Starting in 2002, we supported the efforts of our customers in expanding and developing distribution with several notable retailers, including ShopNBC, Shop At Home, Landau, Army Air Force Exchange System, and Morgan Jewelers. During 2003 and 2004, we developed and implemented a testing template that we believe enables us to gain distribution. Generally, we seek to participate with the retailers in training their sales and marketing personnel in moissanite sales positioning and strategies and in working with them to create focused advertising and promotional efforts to publicize “trunk shows” and other special sales events at the test store locations. During 2004, this template was used in conjunction with the rollout of moissanite into 462 stores of our largest retail chain, JCPenney. In March 2005, JCPenney began offering moissanite in 241 additional stores. In December 2004, moissanite jewelry was tested in department stores whose jewelry counters are leased to Finlay Enterprises, Inc. (“Finlay Enterprises”). In February 2005 moissanite jewelry was introduced in the jewelry counters at 31 of these department store doors. As of December 31, 2005 the number of department store doors leased to Finlay Enterprises that offer moissanite jewelry had increased to approximately 210. In addition, this template was used in Helzberg Diamonds and Gordon Jewelers, where moissanite jewelry testing started in September and October 2005, respectively. During the first quarter of 2006 moissanite jewelry will be introduced at approximately 100 Helzberg locations. The tests at Gordon’s, a division of the Zale Corporation, will continue in the first quarter of 2006. Additionally, other divisions of the Zale Corporation that are scheduling trunk shows in 2006 are the 105 store Zale Outlet chain in the U.S. and Peoples Jewelers, a 160 store chain owned by Zale-Canada.

While we have focused most of our resources on the domestic market, we have continued to invest in certain international markets that we believe have the most potential. In October 2000, we established a wholly-owned subsidiary in Hong Kong, Charles & Colvard (HK) Ltd., for the purpose of gaining better access to the Far Eastern markets. The importance of having a presence in this market is twofold; Hong Kong is the headquarters city for a very large number of jewelry manufacturing companies with sales and distribution worldwide, and Hong Kong is the gateway to the markets of mainland China. To enhance our presence in this market, we established a Charles & Colvard controlled company in China in August 2003. During 2005, foreign sales were 7% of total sales.

After we incurred losses in 1999 and 2000, our goal for 2001 was to become profitable by achieving modest growth in sales while reducing marketing and advertising costs, maintaining our lower general and administrative expense levels and curtailing research and development expenses. We succeeded in achieving profitability and positive cash flow from operations in 2001, while sales declined by 10%. Beginning in 2002, our strategy has been to achieve sales growth and maintain profitability. We achieved both of those goals in each year from 2002 through 2005 as sales grew from $11.5 million in 2001 to $43.5 million in 2005, and operating income grew from $0.9 million in 2001 to $9.1 million in 2005.

Our sales and marketing efforts in 2006 will include, but not be limited to, increasing moissanite awareness and desire for ownership at the consumer level, through increased consumer advertising, a new and expanded public relations effort, headed by a new public relations firm recently engaged for the task, continuous sales training for the sales associates at the retail level, and individually tailored efforts for specific retailers.

The Jewelry Market

According to preliminary estimates provided by the International Diamond Exchange, the consumer market in 2005 for fine jewelry sales in the United States was approximately $47.6 billion.

Distribution Channels. Traditionally, consumers have purchased jewelry through independent and chain jewelry stores and department stores. However, in the past two decades, non-traditional distribution channels such as catalog showrooms, mass-market discounters, price clubs, mail order, TV shopping channels and electronic commerce on the Internet have emerged and become significant channels. Moissanite is sold to consumers through single- and multiple-location independent jewelry stores, jewelry store chains, online, TV shopping channels and in catalogs.

Moissanite

Moissanite is a rare, naturally occurring mineral found primarily in meteors. Naturally occurring moissanite crystals are scarce, generally very small in size, dark green or black in color and are not a commercially viable gemstone material. Therefore, we expect only lab-grown SiC crystals to provide a meaningful source of moissanite for jewels.

It is generally accepted that, in addition to carat size, the most important characteristics of a gemstone are beauty, durability and rarity. The beauty of a gemstone is characterized by its color, brilliance, dispersion (“fire”), and luster. The brilliance of a gemstone is measured by its refractive index, or the extent, when coupled with the facet design, to which the gemstone reflects light. The “fire” of a gemstone, or the breaking of light rays into spectral colors, is measured by its dispersion. Luster is the amount of light that is reflected back to the observer from the surface of a gemstone. The durability of a gemstone is determined by its hardness, or resistance to scratching, and its toughness, or resistance to chipping or cleaving. The gemstone’s hardness also determines the extent to which brilliance and “fire” can be highlighted by cutting the gemstone with sharp, well-defined and highly polished facets. Rarity is the availability or perceived availability of a gemstone.

Moissanite jewels have unique fire, brilliance, luster, durability and rarity. The refractive index and the “fire” of moissanite jewels are higher than those found in other fine gemstones. We believe that the hardness of moissanite jewels is greater than all known gemstone materials except diamond. As a result, moissanite jewels, like diamond, can be cut with sharp, well-defined and highly polished facets that accentuate their brilliance and “fire.” The cutting specifications (facet arrangement and proportions) for moissanite jewels are designed to maximize the brilliance and fire inherent in the material. Additionally, we evaluate the finished jewels to exacting standards with automated video-imaging equipment and specially trained quality control personnel. Due to the rare natural occurrence of moissanite and both the proprietary and technical limitations in producing mass quantities of jewel quality moissanite, we believe that moissanite is among the rarest of jewels.

In addition, other physical properties of moissanite jewels compare favorably to fine gemstones and will aid in jewelers’ acceptance of Charles & Colvard created moissanite. Moissanite jewels, like diamond, can withstand high temperatures, which allow jewelers to make extensive repairs to the jewelry setting without removing the jewel. Jewelers can therefore use similar basic methods that are commonly used to repair diamond jewelry.

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

The following table compares the physical properties of moissanite jewels with other fine gemstone materials:

Comparison Chart (1)
Description	Refractive Index	Dispersion	Luster	Hardness (Mohs Scale) (2)	Toughness
Charles & Colvard created Moissanite(3)	2.65-2.69	0.104	20.4%	9 1/4	Excellent
Diamond	2.42	0.044	17.2%	10	Good*
Cubic Zirconia (CZ)	2.17	0.060	13.6%	8 1/2	Good
Ruby	1.77	1.018	7.7%	9	Excellent**
Sapphire	1.77	0.018	7.7%	9	Excellent**
Emerald	1.58	0.014	5.1%	7 1/2	Good to Poor

*	In cleavage direction, otherwise excellent
**	Except twinned stones

1.	Sources: Gemological Institute of America, Gem Reference Guide for GIA Colored Stones, Gem Identification and Colored Stone Grading Courses 32-35, 65-82, 87-90 (1995); Cornelius S. Hurlburt, Jr. & Robert C. Kammerling, Gemology 320-324 (2d Ed. 1991); Kirk-Othmer Encyclopedia of Chemical Technology 891-906 (4th Ed. 1994); Institution Of Electrical Engineers, Properties of Silicon Carbide (Gary L. Harris, Ed., 1995); Robert Webster, Gems: Their Sources, Descriptions and Identification 889-940 (5th Ed. 1994); W. Von Muench, “Silicon Carbide” in Landolt-Boemstein Numerical Data and Functional Relationships in Science and Technology, New Series, Group III, Vol. 17C, pp. 403-416 and 585-592 (M. Schultz And H. Weiss, Eds., 1984); Kurt Nassau, Shane F. McClure, Shane Elen & James E. Shigley, “Synthetic Moissanite: A New Diamond Substitute” Gems & Gemology, Winter 1997, 260-275; Kurt Nassau. “Moissanite: A New Synthetic Gemstone Material”, Journal of Gemmology, 1999, 425-438; Kurt Nassau.
2.	The Mohs Scale is a relative scale only, and quantitative comparisons of different gemstone materials cannot be made directly using the Mohs Scale. Moissanite jewels are approximately one-half to one-third as hard as diamond.
3.	With the exception of the “Moissanite: A New Synthetic Gemstone Material” and “Synthetic Moissanite: A New Diamond Substitute” articles, the physical properties of moissanite jewels set forth in the preceding table utilized materials from SiC crystals produced by parties other than Cree or us. These crystals had various sizes, colors and atomic structures that we believe made them unsuitable for use as a gemstone. We have conducted tests on the hardness, toughness and refractive index of samples of Charles & Colvard created Moissanite, and the results of these tests are consistent with the results reported in this table.

Products and Product Development

Moissanite Jewels. We primarily sell near-colorless moissanite jewels cut in a variety of shapes including round, princess, radiant, oval, marquise, heart, cushion, square brilliant, octagon, baguette, pear, castle, triangle, and trillion shapes in sizes ranging from 2 to 11mm (approximately .03 to 4.1 carats). We distribute a limited quantity of green moissanite jewels to evaluate the market potential of colored moissanite. We may elect to offer, from time to time, additional cuts, sizes and colors of moissanite jewels.

During 2001 and 2002, we purchased approximately $1.2 million and $5.5 million of raw materials, respectively, and approximately $6.0 million of raw materials in 2003 and 2004. In 2005, raw material purchases were approximately $11.5 million. To accommodate our need for additional inventory of selected shapes and sizes and to support anticipated growth, we anticipate raw material purchases to increase to approximately $15.9 million in 2006, assuming the quality of material is consistent with that received in 2005.

Amended and Restated Exclusive Supply Agreement with Cree. In June 1997, we entered into an Amended and Restated Exclusive Supply Agreement (Exclusive Supply Agreement) with Cree pursuant to which we have agreed to purchase from Cree at least 50%, by dollar volume, of our SiC crystal requirements for the production of gemstones in each calendar quarter during the term of the Agreement and Cree has agreed to supply this amount of crystals to us. Although we signed agreements in February 2005 with Norstel AB and in November 2005 with Intrinsic Semiconductor for the purchase of SiC as further described below, the initial quantities to be received from both Norstel AB and Intrinsic Semiconductor are such that, we remain dependent on Cree for the substantial majority of the supply of lab-grown SiC crystals.

We are obligated to purchase a minimum quantity of usable material on a quarterly basis if Cree meets certain minimum quality levels. We purchased from Cree approximately $6.0 and $11.5 million of material during 2004 and 2005, respectively. We anticipate purchasing approximately $14.4 million of material from Cree in 2006, assuming the quality of material is consistent with that received in 2005.

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

The Exclusive Supply Agreement with Cree prohibits us, without Cree’s consent, from entering into an exclusive marketing or distribution agreement with DeBeers or any party that Cree reasonably believes is affiliated with any of the following parties:

•	DeBeers;

•	the Central Selling Organization (the international cartel of diamond producers) or its successors;

•	any party whose primary business is the development, manufacture, marketing or sale of diamond gemstones; or

•	any non-gemstone and non-jewelry industry competitor of Cree.

These provisions may limit our potentially available avenues of distribution and could prevent us from entering into certain potentially profitable transactions.

Exclusive Supply Agreement with Norstel AB. In February 2005, we entered into an Exclusive Supply Agreement with Norstel AB (formerly Jesperator AB) for the supply of SiC for use in the manufacturing of moissanite jewels. The initial term of the contract is for three years, and involves the supply of material worth a minimum of approximately $3.7 million subject to Norstel AB meeting minimum quality standards.

The agreement gives Charles & Colvard the exclusive right to purchase silicon carbide from Norstel AB for the purpose of fabricating, distributing or selling faceted jewels. Norstel’s operations are currently located on the premises of Linkoping University in Sweden, where it has focused on the development of SiC ingots, wafers and epitaxy. In addition, Charles & Colvard has advanced $400,000 towards the purchase of certain equipment. This advance is scheduled to be repaid starting July 2006 through a 35% reduction on the invoice for subsequent purchases of SiC crystals. The minimum purchase commitment during 2006 is relatively small at approximately $400,000 while Norstel’s silicon carbide plant in Norrkoping, Sweden is being constructed. The agreement provides Charles & Colvard an option to extend the term of the agreement for a four year period.

Exclusive Supply Agreement with Intrinsic Semiconductor, Inc. In November 2005, we entered into an Exclusive Supply Agreement with Intrinsic Semiconductor for the supply of SiC for use in the manufacturing of moissanite jewels. The initial term of the contract is for two years, and involves the commitment by the Company to purchase material worth approximately $2.2 million, subject to Intrinsic Semiconductor meeting minimum quality standards. The agreement gives Charles & Colvard the exclusive right to purchase silicon carbide from Intrinsic Semiconductor for the purpose of fabricating, distributing or selling faceted jewels.

GeoLink. In December 2003, we announced that we entered into a Memorandum of Understanding (“MOU”) with GeoLink™ Technologies of Oxnard Shores, CA to supply faceted moissanite jewels and provide technical support to GeoLink™ through 2005 in connection with the use of moissanite jewels in its development and commercialization of pervasive mobile ultra-high capacity optical/laser phased array communications data-links. This agreement was not renewed at the end of its term in December 2005.

Intellectual Property

Intellectual Property of the Company. We have U.S. product and method patents for moissanite jewels, expiring in 2015, under which we have broad, exclusive rights to manufacture, use and sell moissanite jewels in the United States. We have these same patents in a number of foreign jurisdictions. In addition, we have certain trademarks and pending trademark applications that support the Charles & Colvard moissanite branding strategy. Although we intend to enforce our patent and trademark rights and vigorously prosecute all our patent applications, we cannot be sure that such actions will be successful, that any additional patents will be issued, that any issued patent will not be challenged, invalidated or circumvented or that any issued patent will have any competitive or commercial value.

Our success and our ability to compete successfully depend heavily upon our proprietary technology. In addition to our patents, we rely on trade secret laws and employee, consultant and customer confidentiality agreements to protect certain aspects of our technology. We cannot be sure that we will be able to protect our proprietary technology from disclosure or that others will not develop technologies that are similar or superior to our technology.

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

Growth of SiC Crystals. Cree grows the majority of our SiC crystals in accordance with the terms of the Exclusive Supply Agreement. Under the Exclusive Supply Agreement, Cree is required to sell to us all of the crystals grown in a specified number of crystal growth systems without charging us for such crystal growth systems. In addition, Cree must sell to us all the crystals grown in the crystal growth systems acquired by us from Cree, unless Cree’s capacity exceeds our then-current needs, in which case Cree may sell SiC crystals produced by these systems to any of its other customers for any use other than moissanite jewel applications. We may increase our production capacity from Cree upon appropriate notice to Cree. If we order a quantity of crystals that will require Cree to acquire additional crystal growth systems, Cree may elect, in its sole discretion, to have us purchase the additional growth systems that will be needed or to fund the costs on its own and recoup its costs by incorporating the costs of the systems into the cost of the SiC crystals sold to us.

We routinely evaluate the yield and quality of saleable moissanite jewels from SiC crystals being produced by Cree. The yield of saleable moissanite jewels from each crystal is the most significant factor affecting the volume and cost of moissanite jewels available for sale. Yield of saleable moissanite jewels is dependent on the quality of the crystals. Improvements in crystal quality increase the volume, or yield, of moissanite jewels from a crystal and decrease the cost of each moissanite jewel produced. Improvements in crystal quality have contributed to our increased gross profit margin in the past three years. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Designing Shapes with Proportions Unique to Moissanite Jewels. Maximizing the light reflected from a faceted moissanite jewel requires the design of shapes with unique proportions and angles. We create proprietary designs, using computer modeling, to display the maximum light reflection based on the optical properties (i.e., refractive index, dispersion and luster) of moissanite jewels. The first shape we developed applying these computer models was a moissanite version (unique facet angles and proportions) of the standard round brilliant cut. Most recently, we have designed castle, square brilliant and baguette shapes. We believe these proprietary designs are the basis for the superior optical performance quality observed in faceted moissanite jewels.

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

Faceting Moissanite Jewels. The faceting of preforms is a critical stage in obtaining quality jewels. The techniques and skills used in faceting moissanite jewels differ somewhat from those used in faceting diamonds and other gemstones. We currently outsource the faceting of our moissanite jewels, other than faceting for research and product development purposes, which we conduct internally. During 2006, we intend to continue to outsource faceting services to our existing suppliers, and we will depend on their ability to provide an adequate quantity of quality faceted moissanite jewels. We cannot be sure that they will be able to continue to produce our quality specifications for faceting and meet our quantity and time requirements. Currently, we have two suppliers of volume faceting services, both of which are located in Asia, and we have been satisfied with the capabilities and performance of each of these suppliers. We are currently seeking a third supplier of faceting services and it is our goal to have a third supplier in place during 2006. The majority of our faceting services currently are provided by John M. Bachman, Inc. (“JMB”), as discussed below. We do not have a long-term agreement in place with our other supplier of volume faceting services.

In 1997, we entered into a multi-year agreement with JMB. We have a right of first refusal to acquire any excess gemstone cutting capacity from JMB’s affiliate and any equity securities offered by JMB or its affiliate. Our agreement with JMB expires March 31, 2008; however, we have the right to terminate the agreement at any time upon 90 days written notice. Under this agreement, JMB has agreed to grant, and to cause its affiliates to grant, to us a perpetual, non-exclusive, royalty-free license to use any inventions or proprietary information developed by or for JMB or its affiliates that is useful in the faceting of moissanite jewels. The Company presently intends to negotiate an extension of its agreement with JMB. If no extension is agreed upon, management believes that alternative suppliers of faceting services would be available. In April 2002, we purchased from JMB 200 used custom faceting machines for $60,000, in order to ensure that the machines were available in the event we had increased faceting requirements. JMB agreed to store and maintain these machines and to repurchase the machines from us if higher faceting levels are required. During 2005 we reached these increased monthly faceting levels and JMB repurchased the machines.

In May 2005, we entered into an eighth amendment to our agreement with JMB. Pursuant to the terms of the amendment, the Company has agreed to provide JMB with a cash advance of $135,000 to be used by JMB to expand its affiliate’s production facility and procure additional equipment and labor as needed to enable JMB and its affiliate to satisfy the requested increase in production volumes. The cash advance will be repaid to the Company through reduced charges for future faceting services provided to the Company. As of December 31, 2005, the balance due to us on this advance is $113,982. We expect the advance to be completely repaid by the end of 2006.

In March 2006, we entered into a ninth amendment to our agreement with JMB. Pursuant to the terms of the amendment, the Company has agreed with JMB on increased production levels and a new price schedule. In addition, the term of our agreement with JMB was extended to March 31, 2008.

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

Marketing and Distribution

Marketing

Domestic. Our primary market consists of self-purchasing, women between the ages of 35 and 55, with an annual income of at least $45,000 (if married, combined household income of $75,000). In 2003 through 2005, we focused our message to be delivered to this market through consumer print advertising tagged to specific retailers, placed in fashion, lifestyle and women’s consumer magazines. We plan to continue delivering these consumer ads in 2006.

We believe our marketing and advertising has continued to strengthen the image and reputation of our brand, Charles & Colvard, and our product, moissanite jewels. In late fourth quarter 2002 through 2005 our advertising message to the jewelry trade focused on moissanite jewelry being a new product category and a profitable business opportunity (new customer base – the self-purchasing woman, higher average retail sales per item, product differentiation, higher profit margins, and a new source of revenue) for both retailers and manufacturers. We believe that no other gem material occupies the marketing niche called “reward for achievement” jewelry specifically focused on women self-purchasers. Diamond occupies the market of jewelry symbolizing romance and a gift of love. Charles & Colvard will continue positioning moissanite as the perfect reward or indulgence for a woman celebrating her achievements (large or small, personal or professional) to its primary market, the self-purchasing woman.

We continued to support our existing customers and moissanite retailers with marketing collateral, advertising, and public relations efforts. We believe that this retailer marketing support program resulted in a consistent and positive message for moissanite. It also set the stage for our future public relations and marketing efforts positioning moissanite as both a new product category in the jewelry industry, and a unique and desirable jewel for consumers.

In the fourth quarter of 2004 and first quarter of 2005 we participated with a major retailer, JCPenney, in supporting the introduction of moissanite jewelry into 703 of its stores. This support consisted of advertising in local and national newspapers, fashion, lifestyle, and women’s magazines, and outdoor billboard advertising. In addition, in 2005 we supported the rollout of moissanite jewelry in 210 department stores with jewelry counters leased by Finlay Enterprises. We plan to continue supporting our retailers with newspaper advertising, tagging them in our consumer publication ads, and supplying them with marketing materials designed to increase their moissanite jewelry sales.

Public relations activities are an important component of our marketing strategy and are integral to supporting the launch of new moissanite retailers. Our key public relations activities in 2005 included the following:

•	Generating coverage in fashion, jewelry industry trade, and general national press.

•	Developing news stories to be carried on local television news programs and local newspaper markets throughout the U.S.

•	Capitalizing on public relations activities that promote both Charles & Colvard as a brand, and moissanite as product, including but not limited to sponsorships.

Our sales and marketing efforts in 2006 will include, but not be limited to, increasing moissanite awareness and desire for ownership at the consumer level, through increased consumer advertising, a new and expanded public relations effort, headed by a new public relations firm recently engaged for the task, continuous sales training for the sales associates at the retail level, and individually tailored efforts for specific retailers.

Our domestic marketing and public relations goal for 2006 is to increase consumer awareness for Charles & Colvard created moissanite and thereby increase demand for moissanite jewels in our primary market.

We will focus primarily on public relations programs specifically designed to reach our primary market — the self-purchasing, independent decision-making, woman, between the ages of 35 and 55, with an annual income of at least $45,000 who takes pride in her achievements, is fashion conscious, influenced by style, and aspires to enrich her lifestyle.

We launched a new consumer lifestyle advertising campaign entitled Moissanite is Me which debuted in the fourth quarter of 2005. The campaign appeared in various publications that included: Elle, House Beautiful, InStyle, Ladies Home Journal, Oprah and Vogue.

In 2006, Charles & Colvard will continue to advertise in jewelry trade publications such as JCK and National Jeweler. We will continue positioning moissanite as a new product category with a unique business opportunity (new customer base – the self-purchasing woman, higher average retail sales per item, higher profit margins, and a new source of revenue) to the retailer.

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

Trade Shows. Charles & Colvard will continue to participate in jewelry trade shows as an exhibitor. In 2005, we exhibited in the JCK Phoenix, Baselworld 2005 in Switzerland, Hong Kong Jewellery Show and the JCK Las Vegas show. Also in 2005, we participated in the VicenzaOro (Italy), and attended the Jewelers of America shows in New York. In 2006, we plan to exhibit at JCK Invitational in New York, Baselworld 2006, JCK Las Vegas, the Hong Kong Jewellery Shows and certain other international jewelry trade expositions.

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

We believe that moissanite jewels provide retailers with an opportunity to earn a profit margin that compares favorably to other jewelry products and allow retailers to distinguish our product line from other jewelry in the highly competitive retail jewelry market. We also believe these margins create incentives for retailers to maximize their sales and promotional efforts, resulting in additional consumer demand for our moissanite jewels.

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

As our retail customer base has grown and we have gained distribution with prominent regional and national outlets, we believe we are beginning to see the benefit of our distribution model. By combining the manufacturers’ strength of jewelry design and program execution with our beautiful jewel, our distribution message is that we can provide a compelling revenue pipeline to retailers. Several manufacturers have successfully introduced moissanite with multi-door chains. In 2002, we supported our manufacturing customer’s efforts in expanding and developing distribution with several notable retailers. These include but are not limited to ShopNBC, Shop At Home, Landau, Army Air Force Exchange System (AAFES), and Morgan Jewelers. In 2003, we supported additional traditional retailer test distributions at Kings Jewelers and Carlyle & Company, as well as a number of other retailers.

In 2004, new distribution occurred at Boscov’s, Daniel’s, Migerobe, Alvin’s and JCPenney became the first national retail chain to carry moissanite jewelry in 462 of its stores. Expansion occurred at AAFES, Kings Jewelers and Landau, as well as a number of other retailers. In 2005, Moissanite jewelry became available at 114 Finlay leased department store jewelry counters by April 2005 with an expansion into 210 of the Finlay counters as of December 31, 2005. Finlay Enterprises operates leased department store jewelry locations in chains such as Boston Store, Macy’s, Dillard’s, Bloomingdale’s, Belks and Marshall Fields. During 2005, we have also seen expanded distribution into Rhomberg Jewelers, a 23 store chain in Switzerland, Harry Ritchie, an upscale 3rd generation regional jewelry chain with 28 locations in the Northwest, expanded from 14 to 31 Boscov’s department stores, expanded from 12 to all 38 of the Migerobe operated leased jewelry departments within Saks Inc. department stores and increased the number of JCPenney stores offering moissanite jewelry to 703 stores.

Our two largest customers, K&G Creations and Reeves Park, each accounted for 39% (78% in the aggregate) of our sales during 2005. Our third largest customer, Stuller Settings, Inc. accounted for 9% of our sales during 2005 and is our biggest supplier to independent retail jewelers. Through our efforts with Reeves Park, JCPenney was the first national retail chain to carry moissanite jewelry. Through our efforts with K&G Creations moissanite jewelry was rolled out to a portion of the department stores whose jewelry counters are leased to Finlay Enterprises. In addition, we have collaborated with our customers to expand distribution with other retailers. While we believe our current relationship with these customers is good, and alternate manufacturers and distributors are available to serve their customer base, a loss of these customers could cause a material adverse effect on our results of operations in a particular period. We expect that, at least over the short term, we will remain dependent on our ability and that of our manufacturing customers to maintain and enhance the JCPenney and Finlay Enterprises programs.

During 2005, we conducted test distribution at two national fine jewelry stores via one day trunk show events. Helzberg Jewelers, a 260+ store fine jewelry chain, began testing moissanite jewelry in September 2005 and Gordon’s Jewelers, a 285+ store fine jewelry division of Zale Corporation, began testing in October 2005. Based on the results of the test distribution, Helzberg has decided to begin an in-case program of fine moissanite jewelry at approximately 100 locations in the first quarter of 2006. The tests at Gordon’s will continue in the first quarter of 2006. Additionally, other divisions of the Zale Corporation that are scheduling trunk shows in 2006 are the 105 store Zale Outlet chain in the U.S. and Peoples Jewelers, a 160 store chain owned by Zale-Canada.

We believe that we have developed a testing template that can enable us to gain distribution. Generally, we seek to participate with the retailers in training their sales and marketing personnel in moissanite sales positioning and strategies and in working with them to create focused advertising and promotional efforts to publicize “trunk shows” and other special sales events at the test store locations. In addition, to facilitate new distribution, we have allowed inventory to be taken on a consignment basis. Charles & Colvard recognizes revenue on consignment shipments on the earlier of the sale of the jewelry by the retailer or the retailer or manufacturer agreeing to take ownership of the jewels without recourse. The $2,447,000 of inventory on consignment at December 31, 2005 represents potential revenue of approximately $10,992,000 and potential gross profit of approximately $8,545,000 based on the average cost per carat of inventory at December 31, 2005.

We believe that our sales on television shopping channels demonstrated that the consumer understands the value and beauty of our jewel and has resulted in increased interest from key traditional jewelry retailers such as those described above. We will also continue to seek other “non-traditional” channels such as catalog, showrooms, mail order, TV shopping channels, Internet, department store, specialty stores and mass retail. We believe that the growing consumer acceptance of moissanite will allow Charles & Colvard to expand into these various channels. As we expand, we will manage the issues surrounding the multiple channel distribution method with the need for a consistent brand-building program.

Aggregate U.S. sales were approximately $40.4 million, $20.9 million, and $14.5 million, in 2005, 2004, and 2003, respectively. We plan to add additional sales professionals in 2006 to focus on new retailer training. The additional personnel will enable us to increase our presence at trade shows and other important sales opportunities.

International. We currently distribute moissanite jewels in substantially all of Western Europe, Australia, India and certain countries in Southeast Asia and the Middle East. We have approximately 25 international distributors and intend to increase this number. All sales to international customers are denominated in U.S. dollars. Generally, we require full payment before merchandise is shipped to these customers. However, once a customer has established a purchase history, we may grant payment terms to our international customers. Export sales aggregated approximately $3.2 million, $3.0 million, and $2.8 million, in 2005, 2004, and 2003, respectively.

Similar to the US, we have begun distributing through TV retailers internationally. Specifically, we have developed partnerships with our manufacturing customers at Ideal World Shopping in the UK, VIVA TV Network in Taiwan, Jupiter Shop Channel in Japan, and M6 Boutique La Chaine in France. We believe that we are positioned for future growth in this distribution channel.

We have also continued our investment in the Asian market. Our Hong Kong office is working on obtaining business relationships that will expand our distribution through Southeast Asia. One of those manufacturing customers, Aaron Shum Jewelry, Ltd., is supplying the test distribution at Gordon’s Jewelers in the U.S.

Competition

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

We may also face competition from treated diamonds. Treated diamonds, which are natural diamonds with imperfections or flaws that have been altered in some manner to enhance their appearance, are presently available in the jewelry industry and are generally less expensive than diamonds of similar size, cut and color which have not been altered. Synthetic diamonds are available in the marketplace and may compete with our jewels. Synthetic diamonds are regularly produced for industrial applications, but we believe that gemstone-quality synthetic diamonds presently cannot be produced at prices competitive with those currently offered for our near-colorless moissanite jewels. The primary producers of these synthetic diamonds are DeBeers, Sumitomo and GE. There are also a number of Russian producers of synthetic diamonds for industrial uses. In addition, companies such as the Gemesis Corporation and Apollo Diamonds are working to develop cost-effective means of producing gem quality synthetic diamonds. Synthetic diamond films can be grown at commercially viable prices in thicknesses that can be applied to other surfaces.

Although we believe that our products have a proprietary position, we could face competition from other companies that develop competing SiC technologies. Some of these technologies could be developed by producers of SiC used for other industrial applications. Manufacturers of industrial SiC products include The Carborundum Corporation, for abrasive uses, and Cree, Siemens AG, Norstel AB, Bridgestone ABB, Dow Chemical, Intrinsic Semiconductor and Northrup Grumman Corporation, for semiconductor uses. We believe that Cree, Norstel AB and Intrinsic Semiconductor, are currently the only suppliers of SiC crystals in colors, sizes and volumes suitable for gemstone applications. It is possible, however, that these or other producers of SiC could develop SiC crystals suitable for gemstone applications and produce moissanite jewels until we could obtain judicial enforcement of our patent rights.

We may also face competition from synthetic cubic zirconia, the principal existing diamond simulant and, to a lesser degree, other synthetic gemstones. The largest producer of synthetic cubic zirconia gemstones is Signity. In addition, there are a significant number of other producers of jewelry containing synthetic gemstones. Three of the largest retailers of synthetic cubic zirconia jewelry in the United States are QVC, Home Shopping Network and Wal-Mart. Some of the major retailers of synthetic cubic zirconia, including QVC, have captive manufacturing divisions that produce synthetic cubic zirconia jewelry. These producers and sellers may see their markets being eroded by the introduction of our moissanite jewels. We believe that the substantially lower price of these products is the primary basis upon which they will compete with our moissanite jewels.

We intend to compete primarily on the basis that the unique qualities of our moissanite jewels are distinct from all other jewels based on their fire, brilliance, luster and durability. In addition, we believe that the Charles & Colvard created moissanite brand, which is being developed pursuant to our marketing program, can create a long-term competitive advantage for our products. Additionally, we believe that moissanite jewels have a significant cost advantage over other fine gemstones, especially in the one-carat size and larger. Our competitive success depends, in part, on the following:

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

Employees

At February 28, 2006, we had 60 employees. We believe that our future prospects will depend, in part, on our ability to retain our current employees and to obtain additional management, marketing, sales, manufacturing, scientific and technical personnel. Competition for such personnel is substantial, and the number of persons with relevant experience in the jewelry industry is limited. None of our employees is represented by a labor union. We believe that our employee relations are good.

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

ITEM 1A. RISK FACTORS

In addition to the other information in this Form 10-K, you should carefully consider the following important factors that in some cases have affected, and in the future could affect, our actual performance and results and could cause our actual results of operations to differ materially from those expressed in any of our forward-looking statements.

Our business operations could be adversely affected if we do not manage our growth effectively. Our strategy will require us to achieve rapid growth while limiting expenditures and motivating our employee base. Periods of rapid growth may place a significant strain on our personnel and other resources. We will continue to be required to manage multiple relationships with various customers and other third parties. Our strategy is to rapidly commercialize moissanite jewels by building consumer brand awareness and growing distribution channels for our jewels. The timing of or potential for a significant increase in revenues is dependent on increasing market acceptance of moissanite jewels and increasing distribution and sales. Our business may also be subject to risks inherent in rapid increases in sales and production levels. Likewise, our products are subject to risks inherent in the development and marketing of new products, including unforeseen design, manufacturing or other problems or failure to develop market acceptance. Failure by us to expand distribution and achieve market acceptance of our products or to develop the ability to produce our products in higher quantities, while maintaining quality, would have a material adverse effect on our business, operating results and financial condition. Accordingly, our prospects must be considered in light of the risks and difficulties frequently encountered by companies in a growth stage of development, particularly operating in the early stages of manufacturing and distributing unproven products. If we are unable to manage growth effectively, our business, financial condition and results of operations would be materially adversely affected.

Our future financial performance depends upon continued growth and consumer acceptance of our products. We believe that many retail jewelers and most consumers are not generally aware of the existence and attributes of moissanite jewels. The market for moissanite jewels among retail jewelers and consumers is in the early stages of development, as we shipped approximately 255,000 carats during the year ended December 31, 2005. The degree of future market acceptance and demand are subject to a significant amount of uncertainty. Our future financial performance will depend upon greater consumer acceptance of the Company’s moissanite jewels as distinct from all other jewels based on their fire, brilliance, luster, durability and rarity. In addition, consumer acceptance may be impacted by retail jewelers’ and jewelry manufacturers’ acceptance of moissanite jewels. We market loose jewels which jewelry distributors, manufacturers and retailers set in jewelry and in turn distribute or sell to consumers. The quality, design and workmanship of the jewelry settings selected by retail jewelers, which is not within our control, could impact our consumers’ perception and acceptance of our jewels. Thus, our future financial performance may be impacted by:

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

We are substantially dependent on the sale of our jewels in North America through K&G Creations (a jewelry manufacturer and distributor), Reeves Park (a jewelry manufacturer) and Stuller Settings, Inc. (a jewelry distributor and manufacturer) as well as a limited number of other distributors and jewelry manufacturers. We anticipate that the majority of the moissanite jewels that we sell in North America will be distributed through K&G Creations, Reeves Park and Stuller as well as a limited number of other manufacturers and distributors, and therefore, we are substantially dependent upon these companies for distribution of moissanite jewels in North America. Through our efforts with Reeves Park, JCPenney was the first national retail chain to carry moissanite jewelry. Through our efforts with K&G Creations moissanite jewelry was rolled out to a portion of the department stores whose jewelry counters are leased to Finlay Enterprises. We expect that, at least over the short-term, we will remain dependent on our ability and that of our manufacturing customers to maintain and enhance the JCPenney and Finlay programs.

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

We are subject to certain risks due to our international distribution channels and vendors. Charles & Colvard created moissanite jewels are currently being distributed in substantially all of Western Europe, Australia, India, and certain countries in Southeast Asia and the Middle East. We currently have a total of approximately 25 international distributors. Our long-term strategy is to expand the number of international markets for our products. In addition, we expect to continue to use certain companies based outside the United States to facet our moissanite jewels. Due to our reliance on development of foreign markets and use of foreign vendors, we are subject to the risks of conducting business outside of the United States. These risks include the following:

•	the adverse effects on United States-based companies operating in foreign markets that might result from war, terrorism, changes in diplomatic, trade or business relationships or other political, social, religious or economic instability;

•	unexpected changes in, or impositions of, legislative or regulatory requirements;

•	delays resulting from difficulty in obtaining export licenses;

•	tariffs and other trade barriers and restrictions; and

•	the burdens of complying with a variety of foreign laws and other factors beyond our control.

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

We currently depend upon Cree for the supply of a substantial majority of our SiC crystals. We currently depend on Cree for the supply of a substantial majority of SiC crystals that we use in our business. Cree has certain proprietary rights relating to its process for growing large single crystals of SiC and its process for growing colorless SiC crystals. Under our Exclusive Supply Agreement with Cree, we are obligated to buy from Cree, and Cree is obligated to sell to us, at least 50%, by dollar volume, of our requirements for SiC material for the production of gemstones in each calendar quarter. In February 2005, we entered into an Exclusive Supply Agreement with Norstel AB, however, Norstel AB has only demonstrated that it can produce suitable raw material in limited quantities and is not expected to produce significant amounts of moissanite at least until after mid-2006 when its new plant which is currently under construction is scheduled to become operational. In November 2005, we signed an agreement with Intrinsic Semiconductor who has not as yet proven that they can produce significant amounts of moissanite at a quality acceptable to us. Therefore, we remain dependant on Cree for a substantial majority of our principal raw material.

While Cree has improved its production processes and is currently producing SiC crystals sufficient to meet our requirements, we experienced difficulties in the past in obtaining crystals from Cree in the quality, sizes and volumes that we desired. We from time to time enter into purchase agreements with Cree with respect to our purchase commitments and the specific timing, pricing and other terms of future delivery of SiC crystals. There can be no assurance that Cree will be able to continue to produce and supply us with raw materials of sufficient quality, sizes and volumes that we desire nor that we will successfully negotiate purchase commitments that enable us to manage our inventories and raw material costs effectively. In addition, although Norstel AB and Intrinsic Semiconductor represent potential additional sources of supply, Norstel AB and Intrinsic Semiconductor do not presently have the capacity to produce significant quantities of SiC of suitable quality and sizes, and there can be no assurance that they will ever develop these capabilities.

We rely upon our ability to protect our intellectual property. We have United States product and method patents for moissanite jewels under which we believe that we have broad, exclusive rights to manufacture, use and sell moissanite jewels in the United States. We have these same patents in a number of foreign jurisdictions. We believe that these patents create substantial technological barriers to our potential competitors. We also have other patents and patent applications pending related to certain methods of producing moissanite jewels and related technologies. There can be no assurance that any other patents will be granted or that any issued patent will have any commercial or competitive value.

At the present time, we are also dependent on Cree’s technology for the production of SiC crystals. Cree is exclusively licensed to use a patent concerning a process for growing large single crystals of SiC, has certain patents of its own relating to growth of large single crystals of SiC and has a patent for a process for growing colorless SiC crystals. If Norstel AB and Intrinsic Semiconductor become significant additional sources of supply, we will also become dependent on their technology.

There can be no assurance that any patents issued to or licensed by or to us, Cree, Norstel AB, or Intrinsic Semiconductor will provide any significant commercial protection, that we, Cree, Norstel AB, or Intrinsic Semiconductor will have sufficient resources to prosecute our respective patents or that any patents will be upheld by a court should we, or our suppliers seek to enforce our respective rights against an infringer. The existence of valid patents does not prevent other companies from independently developing competing technologies as evidenced by our agreements with Norstel AB and Intrinsic Semiconductor. Existing producers of SiC or others may refine existing processes for growing SiC crystals or develop new technologies for growing large single crystals of SiC or colorless SiC crystals in a manner that does not infringe patents owned or licensed by us or Cree. In addition, existing producers of SiC, existing producers of other synthetic or natural gemstones or other parties may develop new technologies for producing moissanite jewels in a manner that does not infringe patents owned or licensed by us or Cree.

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

The Rights Plan is designed to enable all of our shareholders to realize the full value of their investment and to provide for fair and equal treatment for all shareholders in the event that an unsolicited attempt is made to acquire us. The adoption of the Rights Plan is intended as a means to guard against abusive takeover tactics and is not in response to any particular proposal. The Rights, which expire in 2009, will be exercisable only if a person or group acquires 20% or more of our common stock or announces a tender offer for 20% or more of the common stock. If a person or group acquires 20% or more of our common stock, all shareholders except the purchaser will be entitled to acquire our common stock at a 50% discount. The effect will be to discourage acquisitions of more than 20% of our common stock without negotiations with the Board of Directors of the Company.

The Rights will trade with our common stock, unless and until they are separated upon the occurrence of certain future events. Our Board of Directors may redeem the Rights prior to the expiration of a specified period following the acquisition of more than 20% of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease approximately 16,500 square feet of mixed-use space (general office, light manufacturing and laboratory) in the Research Triangle Park area of North Carolina from an unaffiliated third party. This lease expires in July 2011. This space houses the majority of all United States personnel, including our executive offices, sales offices, administrative personnel and production facilities. Our management considers this space to be sufficient for our foreseeable needs over the next 12 months.

We also have four leases associated with our companies in Hong Kong and China. Two of these leases are for general office space and the other two leases are for retail establishments. These leases expire at various dates from April 2006 to February 2008.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings other than ordinary routine litigation incidental to the business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the NASDAQ National Market under the symbol “CTHR.” The following table presents, for the periods indicated, the high and low sales prices of our common stock, as reported by the NASDAQ National Market. As of February 28, 2006 there were 219 shareholders of record of our common stock. All share prices are adjusted to reflect the effect of the 5% stock dividend distributed on July 15, 2005, and the one share for every four shares owned stock split, effected in the form of a 25% stock dividend distributed on January 30, 2006.

	2005		2004
	High	Low	High	Low
First Quarter	$10.82	$6.67	$3.95	$2.97
Second Quarter	20.92	9.83	4.76	3.44
Third Quarter	23.43	13.62	6.63	4.09
Fourth Quarter	26.29	15.80	8.21	5.47

On May 23, 2005, the Company declared a $0.038 per share cash dividend and a 5% stock dividend both distributed on July 15, 2005. Pursuant to these dividends, total cash of $699,309 and 859,457 shares of our common stock were distributed to shareholders on July 15, 2005. The stock dividend provided shareholders one share for every 20 shares owned and cash in lieu of fractional shares. On December 21, 2005, the Company declared a one share for every four shares owned stock split, effected in the form of a 25% stock dividend distributed on January 30, 2006. Pursuant to this dividend, 3,658,999 shares of our common stock were distributed to shareholders on January 30, 2006 and $24,280 in cash was distributed in lieu of fractional shares.

The Company will regularly review and consider the best policies and practices for the company, including its dividend policy. The payment of future dividends will be dependant on the facts and circumstance at the time of that review.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2005 with respect to compensation plans under which our equity securities are authorized for issuance.

Plan Category	(A) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (1)
Equity Compensation Plans Approved by Security Holders	1,204,979	$6.04	2,454,892
Equity Compensation Plans Not Approved by Security Holders	—	$—	—

Total	1,204,979	$6.04	2,454,892

(1)	The 1997 Omnibus Stock Plan of Charles & Colvard, Ltd. (formerly known as C3, Inc.) includes an “evergreen” or “replenishment” formula which provides that the number of shares authorized for issuance may be increased from time to time to 20% of the authorized and issued shares of Common Stock less the number of shares granted under the 1996 Stock Option Plan of Charles & Colvard Ltd. (formerly known as C3, Inc.) or any other prior stock plan. The shares shown in column (C) may be the subject of awards other than options, warrants or rights under the 1997 Omnibus Stock Plan.

ITEM 6. SELECTED FINANCIAL DATA

The following selected statement of operations data for the years ended December 31, 2005, 2004, and 2003 and the selected balance sheet data at December 31, 2005 and 2004 have been derived from, and are qualified by reference to, our financial statements included elsewhere in this report which have been audited by Deloitte & Touche LLP, independent auditors. The selected statement of operations data for the years ended December 31, 2002 and 2001 and the selected balance sheet data at December 31, 2003 2002 and 2001 have been derived from audited financial statements not included herein. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements and Notes thereto included elsewhere in this report.

CHARLES & COLVARD, LTD.

	Year Ended December 31,
	2005	2004	2003	2002	2001
Statements of Operations Data
Net sales	$43,544,090	$23,917,045	$17,240,383	$16,513,515	$11,505,129
Cost of goods sold	14,463,410	8,570,448	6,575,931	6,586,925	5,137,630

Gross profit	29,080,680	15,346,597	10,664,452	9,926,590	6,367,499

Operating expenses:
Marketing and sales (1)	15,566,179	9,287,549	6,080,829	4,967,215	3,222,743
General and administrative (1)	4,168,902	3,006,647	2,462,404	2,401,087	2,104,180
Research and development	215,778	14,076	26,702	7,259	21,977
Other	—	—	—	(450)	119,460

Total operating expenses	19,950,859	12,308,272	8,569,935	7,375,111	5,468,360

Operating income	9,129,821	3,038,325	2,094,517	2,551,479	899,139
Interest income	503,761	138,223	112,359	199,084	325,596

Income before taxes	9,633,582	3,176,548	2,206,876	2,750,563	1,224,735
Income tax expense (benefit) (2)	3,758,915	1,564,256	1,163,501	(6,657,874)	—

Net income	$5,874,667	$1,612,292	$1,043,375	$9,408,437	$1,224,735

Net income per share (3)
Basic	$0.33	$0.09	$0.06	$0.54	$0.07

Diluted	$0.31	$0.09	$0.06	$0.53	$0.07

Weighted-average common shares (3)
Basic	18,008,855	17,467,173	17,362,745	17,528,473	16,466,767

Diluted	18,963,111	18,007,726	17,777,309	17,907,982	16,479,264

	December 31,
	2005	2004	2003	2002	2001
Balance Sheet Data
Cash and equivalents	$21,003,551	$12,873,847	$11,559,123	$13,282,245	$10,236,319
Working capital	53,750,810	42,116,284	37,745,292	36,236,017	33,444,926
Total assets	63,538,226	50,635,625	46,447,288	45,948,762	35,241,930
Long term debt	—	—	—	—	—
Shareholders’ equity	57,965,618	47,258,397	44,123,957	43,751,551	34,077,776
Cash dividends per share (3)	0.038	—	—	—	—

1.	Compensation expense related to the issuance of stock options for 2005, 2004, 2003, 2002, and 2001 was $1,064,617, $70,672, $34,283, $92,497, and $37,262, respectively. See Note 2 and Note 9 of Notes to Financial Statements.
2.	The Company recorded a one-time $6.7 million non-operating and non-cash addition to earnings during 2002, due to the expected realization of deferred income tax assets.
3.	Share and per-share data for all periods presented have been adjusted to reflect the effect of the 5% stock dividend distributed on July 15, 2005 and the one share for every four shares owned stock split, effected in the form of a 25% stock dividend, distributed on January 30, 2006.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements, trend analysis and other information contained in the following discussion relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements, including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect” and “intend” and other similar expressions constitute forward-looking statements. Our business is subject to business and economic risks and uncertainties, and our actual results of operations may differ materially from those expressed or implied in the forward-looking statements. The following discussion and the Section in Item 1A of this report entitled “Risk Factors” describes some, but not all, of the factors that could cause these differences.

Overview

We manufacture, market and distribute Charles & Colvard created moissanite jewels (also called moissanite) for sale in the worldwide jewelry market. Moissanite, also known by its chemical name, silicon carbide (SiC), is a rare, naturally occurring mineral found primarily in meteors. As the sole manufacturer of scientifically-made moissanite jewels, our strategy is to establish Charles & Colvard as a reputable, high-quality and sophisticated brand and position moissanite as a unique jewel, distinct from all others based on its exceptional fire, brilliance, luster, durability and rarity. Moissanite is marketed to its primary target market, the self-purchasing woman, as the perfect reward or indulgence for a woman celebrating her achievements, whether personal or professional, big or small. Moissanite is also marketed to the trade as a new jewelry category with a unique business opportunity.

We began shipping moissanite to U.S. retail jewelers and international distributors during the second quarter of 1998. During the second quarter of 2000, we changed our U.S. distribution model to sell through jewel distributors and jewelry manufacturers rather than directly to retail stores.

In March 2000, we entered into distribution agreements with Stuller Settings, Inc. and Rio Grande, two of the largest suppliers of jewelry-related products to the jewelry industry, for the North American distribution of moissanite. We have also entered into several agreements with U.S. jewelry manufacturers, including K&G Creations and Reeves Park, which are currently our two largest customers. Through these agreements with distributors and jewelry manufacturers and the brand awareness created by our marketing program, we have sought to rapidly increase the introduction of moissanite into the U.S. jewelry market while maintaining average selling prices. Although these distribution and marketing strategies enabled us to achieve profitability in each of the last five fiscal years, we have no assurance that these strategies will be successful in the long-term.

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

During 2003, we increased our sales and marketing expenses to expand product awareness and provide support to retailers to continue our sales growth. The majority of the increased expenses were focused on the U.S. market however we also increased our marketing and sales investment in Hong Kong and China. Our sales were 4% higher in 2003 over 2002. During 2004, we continued our increased investment in sales and marketing expenses to accelerate our growth rate. Our sales in 2004 were 39% higher than 2003 and we remained profitable.

During 2005, our goal continued to be to increase revenue through an increased investment in sales and marketing expenses, while maintaining profitability. Our sales during 2005 were 82% higher than sales in 2004, while our sales & marketing expenses were 68% higher than 2004. Our sales in 2005 were favorably impacted by our expanding relationships with two major jewelry retailers, JCPenney and Finlay Enterprises, Inc. In a joint effort with our manufacturing customer, Reeves Park, we launched a Charles & Colvard moissanite jewelry category at 462 JCPenney retail locations in October 2004. In March 2005, JCPenney began offering moissanite in 241 additional stores. While the majority of the distribution at JCPenney is through asset purchase, current distribution consists of a mixture of asset purchase and consignment. Finlay, supplied by our manufacturing customer K&G Creations, operates leased department store jewelry locations in chains such as Boston Store, Macy’s, Dillard’s, Bloomingdale’s, Belks and Marshall Fields. Finlay initially offered moissanite jewelry in 31 stores on February 28, 2005. As of December 31, 2005, moissanite jewelry is available at approximately 210 Finlay leased department store jewelry counters. While the distribution at Finlay is through asset purchase, consignment is being used for special promotions, such as “trunk shows”.

During 2005, we conducted test distribution at two national fine jewelry stores via one day trunk show events. Helzberg Jewelers, a 260+ store fine jewelry chain, began testing moissanite jewelry in September 2005 and Gordon’s Jewelers, a 285+ store fine jewelry division of Zale Corporation, began testing in October 2005. Based on the results of the test distribution, Helzberg has decided to begin an in-case program of fine moissanite jewelry at approximately 100 locations in the first quarter of 2006. The tests at Gordon’s will continue in the first quarter of 2006. Additionally, other divisions of the Zale Corporation that are scheduling trunk shows in 2006 are the 105 store Zale Outlet chain in the U.S. and Peoples Jewelers, a 160 store chain owned by Zale-Canada.

Our goal for 2006 is to grow revenue while remaining profitable by increasing awareness and demand for our jewel, moissanite. Our domestic sales and marketing efforts will include, but not be limited to, increasing moissanite awareness and desire for ownership at the consumer level, through increased consumer advertising, a new and expanded public relations effort, headed by a new public relations firm recently engaged for the task, continuous sales training for the sales associates at the retail level, and individually tailored efforts for specific retailers.

Internationally, in 2006 we will maintain our commitment to Asia and commit additional resources in the United Kingdom and continental Europe. We understand and accept that our growth in those markets will likely continue to be slow, but by insisting that our distribution partners understand and support our marketing positioning we believe that they will start to gain a meaningful presence for moissanite jewelry in their markets.

Results of Operations

The following table is intended to illustrate a tabular analysis of certain Consolidated Statement of Operations data as a percentage of sales for all periods presented. A detailed explanation of our results of operations follows this table.

	Year Ended December 31,
	2005		2004		2003
Sales	100%	$43,544,090	100%	$23,917,045	100%	$17,240,383
Gross profit	67%	29,080,680	64%	15,346,597	62%	10,664,452
Marketing & sales expenses	36%	15,566,179	39%	9,287,549	35%	6,080,829
G&A expenses	10%	4,168,902	13%	3,006,647	14%	2,462,404
Operating income	21%	9,129,821	13%	3,038,325	12%	2,094,517
Net income	13%	5,874,667	7%	1,612,292	6%	1,043,375

Year ended December 31, 2005 compared with Year ended December 31, 2004.

Net sales were $43,544,090 for the year ended December 31, 2005 compared to $23,917,045 for the year ended December 31, 2004, an increase of $19,627,045 or 82%. Shipments of moissanite jewels, excluding consigned jewels, increased 88% to approximately 255,000 carats from 136,000 carats. The average selling price per carat decreased by 4% due to a product mix in which a greater percentage of smaller size jewels, which have a lower price per carat, were sold. U.S. sales accounted for approximately 93% and 87% of sales during the years ended December 31, 2005 and 2004, respectively.

U.S. net sales and carat shipments, excluding consigned jewels, increased by 93% and 99%, respectively, for the year ended December 31, 2005 as compared to the year ended December 31, 2004. Increased U.S. shipments are due primarily to the fourth quarter 2004 JCPenney launch as well as the rollout into additional JCPenney stores on March 1, 2005 and the 2005 rollout to a portion of the jewelry departments leased by Finlay Enterprises. As a result, our two largest customers, K&G Creations (the supplier of Finlay) and Reeves Park (the supplier of JCPenney), each accounted for 39% of our sales during the year ended December 31, 2005 as compared to 34% and 24%, respectively, during 2004. Our third largest customer, Stuller, accounted for 9% of our sales during 2005 as compared to 21% during 2004. We expect that, at least in the short-term, we will remain dependent on our ability and that of our manufacturing customers to maintain and enhance the JCPenney and Finlay programs. While we believe our current relationships with these customers and retailers are good, a loss of any of these customer or retailer relationships could cause a material adverse effect on our results of operations.

International net sales and carat shipments increased by 5% and 6%, respectively for the year ended December 31, 2005 as compared to 2004. The increase resulted primarily from increased sales into Taiwan, Indonesia, and the United Kingdom, partially offset by decreased sales into Singapore and Korea.

Our gross profit margin was 66.8% for the year ended December 31, 2005 compared to 64.2% for the year ended December 31, 2004. The increased gross profit margin percentage was primarily caused by lower production costs in the FIFO period relieved from inventory, partially offset by a 4% decrease in the average selling price per carat caused by a product mix in which a greater percentage of smaller size jewels, which have a lower price per carat, were sold. Future gross profit margins will fluctuate based upon the costs being relieved from inventory under our first-in, first-out accounting policy and our average selling price per carat. We expect that the costs being relieved from inventory in 2006 should trend lower than the costs relieved in 2005, with variations quarter to quarter, as on average we have achieved declining production costs over the past few years.

Marketing and sales expenses were $15,566,179 for the year ended December 31, 2005 compared to $9,287,549 for the year ended December 31, 2004, an increase of $6,278,630 or 68%. As a percentage of sales, these expenses decreased to 36% from 39% in 2004. The primary reasons for the increase in expenses are $2,032,000 of increased co-op advertising expense, $1,940,000 of increased print advertising, and $1,000,000 of increased stock option compensation expense on options previously issued to sales consultants for new business development. Our co-op advertising program reimburses a portion of our customers’ marketing costs based on the amount of their purchases from us, and is subject to the customer providing us documentation of all advertising copy that includes the Company’s products. The increase in co-op advertising is due to increased sales and the program being offered to a major customer in 2005, who was not in the program in 2004. We intend to manage our marketing and sales expenses in 2006 to approximate the same percentage of sales as experienced in 2005.

General and administrative expenses were $4,168,902 for the year ended December 31, 2005 compared to $3,006,647 for the year ended December 31, 2004, an increase of $1,162,255 or 39%. As a percentage of sales, these expenses decreased to 10% from 13% in 2004. The increase in expenses is primarily due to $531,000 of increased compensation costs and a $339,000 increase in professional and accounting services. The increased compensation costs are primarily due to $382,000 of increased costs associated with our Executive Compensation Plan. The increased professional and accounting fees primarily relate to costs associated with compliance with the Sarbanes-Oxley Act.

Research and development expenses were $215,778 for the year ended December 31, 2005 compared to $14,076 for the year ended December 31, 2004. The costs incurred in 2005 relate to our efforts in developing alternate sources of raw material. We expect research and development costs during 2006 to be less than the amount incurred in 2005.

Interest income was $503,761 for the year ended December 31, 2005 compared to $138,223 for the year ended December 31, 2004, an increase of $365,538 or 264%. This increase resulted from a higher interest rate earned on our cash balances, as well as larger cash balances.

Our effective income tax rate for the year ended December 31, 2005 was 39% compared to 49% for the year ended December 31, 2004. Our statutory tax rate consists of the Federal income tax rate of 34% and North Carolina income tax rate of 4.5%, net of the federal benefit. Our effective income tax rate is higher than our statutory rate primarily due to our inability to currently recognize an income tax benefit for our operating losses in Hong Kong and China. We cannot recognize this income tax benefit due to the uncertainty of generating sufficient future taxable income in these tax jurisdictions to offset the existing losses. The decreased effective tax rate in 2005 compared to 2004 is primarily due to foreign operating losses being a smaller percentage of pre-tax income. Our 2004 effective income tax rate was favorably impacted by an increase in the research tax credits expected to be realized and our 2005 effective income tax rate was favorably impacted by a reduction in state income tax expense caused by a change in the apportionment of taxable income among state jurisdictions.

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

Domestic net sales and carat shipments increased by 44% and 45%, respectively, for the year ended December 31, 2004 as compared to the year ended December 31, 2003. Increased domestic shipments were due primarily to the launch of moissanite at JCPenney, as well as higher volume of sales to Stuller following their first release of a twenty page moissanite jewelry catalog for retailers. Our three largest customers, K&G Creations, Reeves Park, and Stuller, accounted for 34%, 24%, and 21%, respectively, of our sales during the year ended December 31, 2004.

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

Marketing and sales expenses were $9,287,549 for the year ended December 31, 2004 compared to $6,080,829 for the year ended December 31, 2003, an increase of $3,206,720 or 53%. As a percentage of sales, these expenses increased to 39% from 35% in 2003. The primary reasons for the increase are $2,621,000 of increased advertising expenses to promote customer sales opportunities at new and existing retailers. This increase was partially offset by $275,000 of advertising production costs in 2003, not incurred in 2004, associated with the redesign of our advertising message.

General and administrative expenses were $3,006,647 for the year ended December 31, 2004 compared to $2,462,404 for the year ended December 31, 2003, an increase of $544,243 or 22%. Although there was an increase in these expenses, as a percentage of sales these expenses decreased to 13% from 14% in 2003. The increase in expenses is primarily due to $372,000 of increased professional fees and $234,000 of increased compensation costs. The primary reason for the increase in compensation costs was $136,000 of accrued compensation cost in 2004 under our Executive Compensation Plan. There were no costs recorded in 2003 under the Executive Compensation Plan as the Company did not meet its 2003 internal sales and profit goals. The net increase in general and administrative expenses was reduced by $280,000 in non-recurring legal fees incurred in 2003 relating to settled litigation.

Interest income was $138,223 for the year ended December 31, 2004 compared to $112,359 for the year ended December 31, 2003, an increase of $25,864 or 23%. This increase resulted from a higher interest rate earned on our cash balances.

Our effective income tax rate for the year ended December 31, 2004 was 49% compared to 53% for the year ended December 31, 2003. Our statutory tax rate consists of the Federal income tax rate of 34% and North Carolina income tax rate of 4.5%, net of the federal benefit. Our effective income tax rate was higher than our statutory rate primarily due to our inability to currently recognize an income tax benefit for our operating losses in Hong Kong and China. We cannot recognize this income tax benefit due to the uncertainty of generating sufficient future taxable income in these countries to offset the existing losses. Our effective income tax rate was lower in 2004 than 2003 primarily due to the benefit of certain research tax credits. After a detailed review of the Company’s research activities, the amount of the research credits expected to be realized was increased in 2004.

Liquidity and Capital Resources

At December 31, 2005, we had approximately $21.0 million of cash and cash equivalents and $53.8 million of working capital. Cash and inventory account for 79% of our current assets. Our principal sources of liquidity are cash on hand and cash generated by operations. During the year ended December 31, 2005, $7,756,434 of cash was provided by operations. The primary reasons for the increase in cash provided by operating activities were pretax income of $9,633,582 and an increase in current liabilities of $2,195,380, partially offset by a $4,229,432 increase in trade receivables. The increase in current liabilities is primarily due to an increase in accrued co-op advertising. The increase in accrued co-op advertising is due to our customers not yet receiving reimbursement from us for a portion of their advertising activities during 2005 due to delays in receiving the required documentation from our customers. Our co-op advertising program reimburses a portion of our customers’ marketing costs based on the amount of their purchases from us, and is subject to the customer providing us documentation of all advertising copy that includes the Company’s products. We have estimated the amount of co-op advertising expense that has not yet been submitted for credit by our customers based on our history with each customer. When the appropriate materials are submitted to us, we issue a credit memo to the customer which will reduce our receivables. The increase in trade receivables is primarily due to higher sales.

There was $1,068,756 of cash provided by financing activities during the year ended December 31, 2005 due to $1,768,065 of cash proceeds from the exercise of 571,019 stock options, partially offset by $699,309 in dividend payments.

Income tax payments for the year ended December 31, 2005 were limited to $86,000 due to the utilization of a portion of the Company’s net operating loss (“NOL”) carryforwards to offset the taxable income generated during that period by our U.S. operations. As of December 31, 2005, we had a U.S. NOL carryforward of approximately $4.6 million and a North Carolina NOL carryforward of approximately $9.6 million, which expire between 2012 and 2020. Federal and state income tax payments will be limited in future periods to primarily alternative minimum tax payments until the NOL carryforwards have been completely utilized.

Periodically, the Company sells jewels to customers on “memo” terms. For shipments on “memo” terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. The Company does not recognize revenue on these transactions until the earlier of (1) the customer informing the Company that it will keep the jewels or (2) the expiration of the memo period. Any jewels shipped to our customers on “memo” terms are classified as inventory on consignment on the Company’s consolidated balance sheets. The $2,447,000 of inventory on consignment at December 31, 2005 represents potential revenue of approximately $10,992,000 and potential gross profit of approximately $8,545,000 based on the average cost per carat of inventory at December 31, 2005.

Management considers its investment in inventory essential to be able to meet the orders of its expanding customer base and to fulfill requests from our customers for consigned inventory. It is Management’s opinion that while total inventory should remain consistent with current levels, inventory turnover should increase due to forecasted sales increases, thereby not requiring a significant use of working capital.

On June 6, 1997, the Company entered into an Amended and Restated Exclusive Supply Agreement (“Exclusive Supply Agreement”) with Cree, Inc. (“Cree”). The Exclusive Supply Agreement had an initial term of ten years which in 2005 was extended for an additional ten years to July 2015. In connection with the Exclusive Supply Agreement, the Company has committed to purchase a minimum of 50% (by dollar volume) of its requirements for SiC crystals from Cree. If the Company’s orders require Cree to expand beyond specified production levels, the Company must commit to purchase certain minimum quantities. In February 2006, we agreed with Cree on a framework for purchases for 2006. The Company is obligated to purchase a minimum quantity of usable material on a quarterly basis if Cree meets certain minimum quality levels. For each quarter during 2006, the Company has committed to purchase approximately $3,600,000 of raw material, assuming the quality of material is consistent with that received in 2005.

In February 2005, we entered into an Exclusive Supply Agreement with Norstel AB (formerly Jesperator AB) for the supply of SiC for use in the manufacturing of moissanite jewels. The initial term of the contract is for three years, and includes minimum purchase commitments of usable material of approximately $3.7 million, of which approximately $325,000 will be expensed as research and development when the material is received. In addition, the Company advanced $400,000 to Norstel A.B. in February 2005 towards the purchase of certain equipment. This advance is scheduled to be repaid starting July 2006 through a 35% reduction on invoices for subsequent purchases of SiC, over the initial term of the agreement. The minimum purchase commitment during 2006 is relatively small at approximately $400,000, of which approximately $100,000 will be expensed as research and development.

In November 2005, we entered into and Exclusive Supply Agreement with Intrinsic Semiconductor, Inc. for the supply of SiC for use in the manufacturing of moissanite jewels. The initial term of the contract is for two years, and includes minimum purchase commitments of usable material of approximately $2.2 million, subject to Intrinsic Semiconductor, Inc. meeting minimum quality standards.

In May 2005, we entered into an eighth amendment to our agreement with John M. Bachman, Inc. (“JMB”), the supplier of the majority of the faceting services used by the Company. Pursuant to the terms of the amendment, the Company provided JMB with a cash advance of $135,000 which was used by JMB to expand its affiliate’s production facility and procure additional equipment and labor as needed to enable JMB and its affiliate to satisfy the requested increase in production volumes. The cash advance is being repaid to the Company through reduced charges for faceting services provided to the Company. As of December 31, 2005, the balance due to us on this advance is $113,982. We expect the advance to be completely repaid by the end of 2006.

On May 23, 2005, the Company declared a $0.038 per share cash dividend and a 5% stock dividend both distributed on July 15, 2005. Pursuant to these dividends, total cash of $699,309 and 859,457 shares of our common stock were distributed to shareholders on July 15, 2005. The stock dividend provided shareholders one share for every 20 shares owned and cash in lieu of fractional shares. On December 21, 2005, the Company declared a one share for every four shares owned stock split, effected in the form of a 25% stock dividend distributed on January 30, 2006. The stock split provided shareholders cash in lieu of fractional shares. Pursuant to this dividend, 3,658,999 shares of our common stock and $24,280 were distributed to shareholders on January 30, 2006. All share and per share amounts presented in the accompanying consolidated financial statements and footnotes have been retroactively restated to reflect the stock dividends. The Company expects to review the dividend policy on an annual basis and payment of future dividends will be dependent on the facts and circumstances at the time of that review.

Based on our cash and cash equivalents and other working capital, management believes that our existing capital resources are adequate to satisfy our capital requirements for at least the next 12 months.

Contractual Obligations and Commercial Commitments

Our contractual obligations consist of our purchase commitments with Cree, Norstel AB, and Intrinsic Semiconductor, the operating lease on our manufacturing and administrative facility in Morrisville, NC and the operating leases for our companies in Hong Kong and China. Below are the amounts of these commitments in tabular form.

	Payments Due by Period
Contractual Obligations	Total		2006	2007-2008		2009-2010		2011 & Beyond
Purchase Commitments-Cree	$14,400,000	(1)	$14,400,000	$—	(4)	$—	(4)	$—	(4)
Operating Leases	$1,008,000		$216,000	$380,000		$317,000		$95,000
Purchase Commitments-Norstel	$3,602,000	(2)	$389,000	$3,213,000		$—		$—
Purchase Commitments-Intrinsic	$2,197,000	(3)	$1,146,000	$1,051,000		$—		$—

Total	$21,207,000		$16,151,000	$4,644,000		$317,000		$95,000

(1)	During 2006, we are committed to purchase approximately $3,600,000 of raw material each quarter assuming the quality of material is consistent with that received in 2005.
(2)	These amounts are the minimum purchase amounts. If Norstel AB has capacity to manufacture additional SiC, our total commitment could reach $6.8 million contingent on Norstel AB meeting our quality standards.
(3)	Our remaining purchase commitment to Intrinsic Semiconductor is through October 31, 2007. There is not a minimum purchase commitment amount in a given year. This chart assumes the total commitment is spread evenly over the remaining term of the supply agreement.
(4)	Under our Exclusive Supply Agreement with Cree, we are obligated to buy from Cree, and Cree is obligated to sell to us, at least 50%, by dollar volume, of our requirements for SiC material for the production of gemstones in each calendar quarter.

Net Operating Loss Carryforward

At December 31, 2005, the Company has a U.S. NOL Tax carryforward of approximately $4.6 million and a North Carolina Tax NOL carryforward of approximately $9.6 million, expiring through 2020 for Federal income tax and 2015 for State income tax purposes, which can be offset against future federal and state taxable income. In accordance with Section 382 of the Internal Revenue Code of 1986, as amended, a change in equity ownership of greater than 50% of the Company within a three-year period results in an annual limitation on the Company’s ability to utilize its NOL carryforwards that were created during tax periods prior to the change in ownership. As a result of various equity offerings and certain shareholder transactions, the utilization of a portion of the Company’s NOL carryforwards has become limited, however, the Company does not believe this limitation will have a material effect on the Company’s ability to utilize the NOL carryforward.

As of December 31, 2005, there was approximately $3.3 million in NOL carryforwards in Hong Kong. In accordance with the Hong Kong tax code these amounts can be carried forward indefinitely to offset future taxable income in Hong Kong. Due to the uncertainty of generating sufficient future taxable income in Hong Kong to utilize this NOL, we have established a valuation allowance against this deferred income tax asset.

As of December 31, 2005, there was approximately $339,000 in NOL carryforwards in China. In accordance with the China tax code these amounts can be carried forward 5 years to offset future taxable income in China. The NOL carryforwards begin expiring in 2008. Due to the uncertainty of generating sufficient future taxable income in China to utilize this NOL, we have established a valuation allowance against this deferred income tax asset.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates impacting our consolidated financial statements relate to costing of inventories, revenue recognition, accounts receivable reserves, and co-op advertising.

Inventories are stated at the lower of cost or market determined on a first in, first out basis. Our inventories consist primarily of colorless moissanite jewels that meet rigorous grading criteria and are of cuts and sizes most commonly used in the jewelry industry. Moissanite jewels that do not meet our grading criteria and therefore are not deemed to be saleable are not included in inventories. We carry only a limited amount of moissanite jewels in finished jewelry settings. As a result, our inventories do not degrade in quality over time and are not subject to fashion trends. Our distribution channels include two of the largest suppliers of jewelry-related products to the jewelry industry, jewelry manufacturers, traditional retail stores, home shopping channels and catalogs. Consequently, significant amounts of inventories must be maintained at all times. During 2002, we established a lower of cost or market reserve of $400,000 to allow for a portion of the finished goods inventory to be re-cut. There are certain shapes and sizes of jewels in inventory that can be re-cut to achieve higher quality standards. The reserve is necessary to allow for the carat weight loss during the re-cutting process. To determine this reserve, we estimated the amount of inventory that is anticipated to be re-cut and the amount of weight loss that will occur during the process. Since the establishment of this reserve, we have not yet re-cut any jewels. At December 31, 2005, the reserve remained at $400,000.

Revenue is generally recognized when products are shipped. Our standard payment terms for jewel distributors are generally between 30 and 60 days and for jewelry manufacturers are generally between 60 to 90 days. Some customers are required to prepay prior to shipment. For all jewels shipped title passes upon shipment of the jewels from our facility (i.e., FOB-shipping point). Periodically, the Company sells product to customers on “memo” terms. For shipments on memo terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. Our customers are generally required to make payments on memo shipments within 30 days upon the customer informing the Company that it will keep the product. Accordingly, the Company does not recognize revenue on these memo transactions until the earlier of (1) the customer informing the Company that it will keep the product or (2) the expiration of the right of return period. All “memo” shipments are shown on our balance sheets as inventory on consignment.

Estimates are used to determine the amount of two reserves against accounts receivable. First, an “Allowance for Doubtful Accounts” is established to reduce accounts receivable to an amount expected to be collected. Based on our collection history, we determine a percentage based on the age of the receivable that we deem collectible. The allowance is then calculated by applying the appropriate percentage to each of our receivables. Any increases or decreases to this allowance are charged or credited to general and administrative expenses. This allowance for doubtful accounts was $120,000 and $100,000 at December 31, 2005 and 2004, respectively. The second reserve against accounts receivable is the “Allowance for Returns”. At the time revenue is recognized, we estimate future returns and reduce sales and accounts receivable by this estimated amount. This amount is estimated using the historical return rate for our Company. The allowance for returns was $105,000 and $220,000 at December 31, 2005 and 2004, respectively. The decrease in the reserve in 2005 is primarily due to the lower return rate experienced in 2005 than 2004.

We offer a co-op advertising program to many of our customers that reimburses a portion of their marketing costs based on their net purchases from us. At the end of any given period, we estimate the amount of co-op advertising expense that has not yet been submitted for credit by our customers. These amounts were $1,364,007 and $208,000 at December 31, 2005 and 2004, respectively. We estimate this amount based on our historical experience with each customer, and the related contractual arrangements to provide certain levels of co-op advertising for our customers. The amount increased in 2005 due to higher sales and because the coop advertising program was offered to a major customer in 2005, who was not in the program in 2004.

Newly Issued Accounting Pronouncements

In December 2004, Statement of Financial Accounting Standards (“FAS”) No. 123R, Share Based Payments, was issued, as a revision to FAS 123, Accounting for Stock-Based Compensation. This statement supercedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock issued to Employees, and amends FAS 95, Statement of Cash Flows. Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. FAS 123R also requires the benefits of income tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under FAS 95. Statement 123R must be adopted no later than the first annual period beginning after June 15, 2005. The Company adopted Statement 123R on January 1, 2006.

As permitted by FAS 123, the Company accounted for share-based payments to employees during the three years ended December 31, 2005, using the intrinsic value method under APB Opinion No. 25 and, as such, generally recognized no compensation cost for employee stock options. Accordingly, the adoption of FAS 123R’s fair value method could have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and other factors. However, had the Company adopted FAS 123R in prior periods, the impact of that standard would have approximated the impact of FAS 123 as described in the disclosure of pro forma net income and earnings per share in the Stock Compensation section of Note 2 to our consolidated financial statements.

Effective December 21, 2005, the Company accelerated the vesting of certain outstanding stock options held by current employees and non-employee directors in order to reduce the impact of new accounting regulations that became effective in 2006. As a result of this vesting acceleration, options to purchase approximately 134,000 shares of Company common stock that would otherwise have vested at various times within the next three years became fully vested. The decision to accelerate these unvested options, which management believes is in the best interest of the Company and its shareholders, was made primarily to reduce compensation expense that would be recorded in future periods subsequent to December 31, 2005. The Company recorded approximately $54,000 of expense in the year ended December 31, 2005 as the result of the accelerated vesting. The acceleration of the vesting of these stock options will reduce future compensation expense by approximately $522,000, of which $369,000 would have occurred in 2006.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe that our exposure to market risk for changes in interest rates is not significant because our investments are limited to highly liquid instruments with maturities of three months or less. At December 31, 2005, the majority of our cash was in short-term investments classified as cash and equivalents. All of our transactions with international customers and suppliers are denominated in U.S. dollars.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted due to the absence of the conditions under which they are required or because the required information is included within the financial statements or the notes thereto included in Item 8.

Management’s Report on Internal Control over Financial Reporting

The management of Charles & Colvard, Ltd. (the “Company”) is responsible for establishing and maintaining effective internal control over financial reporting of the Company. The internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time.

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management determined that the Company’s system of internal control over financial reporting was effective as of December 31, 2005.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Robert S. Thomas
Robert S. Thomas
President & Chief Executive Officer

/s/ James R. Braun
James R. Braun
Vice President of Finance & Chief Financial Officer

March 9, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Charles & Colvard, Ltd.

Morrisville, North Carolina

We have audited the accompanying consolidated balance sheets of Charles & Colvard, Ltd. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 8. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s Board of Directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and Directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

DELOITTE & TOUCHE LLP

Raleigh, North Carolina

March 9, 2006

CHARLES & COLVARD, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, and 2003

	Year Ended December 31,
	2005	2004	2003
Net sales	$43,544,090	$23,917,045	$17,240,383
Cost of goods sold	14,463,410	8,570,448	6,575,931

Gross profit	29,080,680	15,346,597	10,664,452

Operating expenses:
Marketing and sales	15,566,179	9,287,549	6,080,829
General and administrative	4,168,902	3,006,647	2,462,404
Research and development	215,778	14,076	26,702

Total operating expenses	19,950,859	12,308,272	8,569,935

Operating income	9,129,821	3,038,325	2,094,517

Interest income	503,761	138,223	112,359

Income before taxes	9,633,582	3,176,548	2,206,876

Income tax expense (Note 10)	3,758,915	1,564,256	1,163,501

Net income	$5,874,667	$1,612,292	$1,043,375

Net Income per share (Note 2)
Basic	$0.33	$0.09	$0.06

Diluted	$0.31	$0.09	$0.06

Weighted-average common shares (Note 2)
Basic	18,008,855	17,467,173	17,362,745

Diluted	18,963,111	18,007,726	17,777,309

Share and per share data for all periods presented have been adjusted to reflect the effect of the 5% stock dividend distributed on July 15, 2005, and the one share for every four shares owned stock split, effected in the form of a 25% stock dividend, distributed on January 30, 2006.

See notes to consolidated financial statements.

CHARLES & COLVARD, LTD. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2005 and 2004

	December 31,
	2005	2004
Assets
Current Assets:
Cash and equivalents	$21,003,551	$12,873,847
Accounts receivable, net of allowance for doubtful accounts of $120,000 and $100,000 respectively	11,236,486	7,007,054
Interest receivable	46,417	14,798
Notes receivable	250,272	—
Inventory (Note 3)	23,168,028	21,458,879
Inventory on consignment (Note 4)	2,446,722	3,243,797
Prepaid expenses and other assets	571,277	439,371
Deferred income taxes (Note 10)	600,665	455,766

Total current assets	59,323,418	45,493,512

Long Term Assets:
Note receivable	263,710	—
Furniture and equipment, net (Note 5)	496,336	524,645
Patent and license rights, net (Note 5)	298,524	348,435
Deferred income taxes (Note 10)	3,156,238	4,269,033

Total long term assets	4,214,808	5,142,113

Total assets	$63,538,226	$50,635,625

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable:
Cree, Inc. (Note 11)	$1,341,187	$663,630
Other	1,591,600	1,565,163
Accrued payroll	1,050,013	557,801
Accrued co-op advertising	1,364,007	208,000
Accrued expenses and other liabilities	225,801	382,634

Total current liabilities	5,572,608	3,377,228

Commitments and contingencies (Note 11)

Shareholders’ Equity (Notes 6 and 7)
Common stock, no par value; 50,000,000 shares authorized; 18,299,354 and 17,728,335 shares issued and outstanding at December 31, 2005 and 2004, respectively	57,785,576	56,495,095
Additional paid-in capital—stock options	5,313,044	1,768,120
Accumulated other comprehensive loss - Foreign currency translation	(2,851)	—
Accumulated deficit	(5,130,151)	(11,004,818)

Total shareholders’ equity	57,965,618	47,258,397

Total liabilities and shareholders’ equity	$63,538,226	$50,635,625

See notes to consolidated financial statements.

CHARLES & COLVARD, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004, and 2005

	Common Stock		Additional Paid-in Capital - Stock Options	Accumulated other comprehensive loss	Accumulated Deficit	Total Shareholders’ Equity
	Number Of Shares	Amount
Balance at January 1, 2003	17,486,833	$54,972,302	$2,439,734	$—	$(13,660,485)	$43,751,551
Compensation expense related to stock options	—	—	34,283	—	—	34,283
Stock options exercised	69,597	108,988	(6,959)	—		102,029
Tax effect of stock options	—	—	(59,278)	—	—	(59,278)
Shares repurchased	(214,331)	(748,003)	—	—	—	(748,003)
Net Income	—	—	—	—	1,043,375	1,043,375

Balance at December 31, 2003	17,342,099	54,333,287	2,407,780	—	(12,617,110)	44,123,957
Compensation expense related to stock options	—	—	70,672	—	—	70,672
Stock options exercised	447,106	2,396,742	(995,998)	—	—	1,400,744
Tax effect of stock options	—	—	285,666	—	—	285,666
Shares repurchased	(60,870)	(234,934)	—	—	—	(234,934)
Net Income	—	—	—	—	1,612,292	1,612,292

Balance at December 31, 2004	17,728,335	56,495,095	1,768,120	—	(11,004,818)	47,258,397
Compensation expense related to stock options	—	—	1,064,617	—	—	1,064,617
Stock options exercised	571,019	1,989,790	(221,725)	—	—	1,768,065
Cash dividend - $0.38 per share	—	(688,022)	—	—	—	(688,022)
Stock dividend cash in lieu of fractional shares	—	(11,287)	—	—	—	(11,287)
Tax effect of stock options	—	—	2,702,032	—	—	2,702,032
Foreign currency translation	—	—	—	(2,851)		(2,851)
Net Income	—	—	—	—	5,874,667	5,874,667

Balance at December 31, 2005	18,299,354	$57,785,576	$5,313,044	$(2,851)	$(5,130,151)	$57,965,618

Share and per share data for all periods presented have been adjusted to reflect the effect of the 5% stock dividend distributed on July 15, 2005, and the one share for every four shares owned stock split, effected in the form of a 25% stock dividend, distributed on January 30, 2006.

See notes to consolidated financial statements.

CHARLES & COLVARD, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, and 2003

	Year Ended December 31,
	2005	2004	2003
Operating Activities
Net income	$5,874,667	$1,612,292	$1,043,375
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	247,441	197,194	161,899
Stock option compensation	1,064,617	70,672	34,283
Loss on disposal of long term assets	12,282	14,772	—
Change in provision for uncollectible accounts	20,000	(30,000)	(10,000)
Change in allowance for returns	(115,000)	140,000	(30,000)
Tax effect of stock options	2,702,032	285,666	(59,278)
Deferred income taxes	967,897	1,160,319	1,158,779
Changes in assets and liabilities:
Accounts receivable	(4,134,432)	(3,414,959)	(1,466,143)
Interest receivable	(31,619)	(8,006)	5,134
Inventory	(912,074)	(636,684)	(1,700,667)
Prepaid expenses and other assets	(131,906)	60,071	(172,263)
Accounts payable	701,143	911,334	414,499
Accrued payroll	492,212	392,858	(558,524)
Accrued expenses and other liabilities	999,174	197,975	5,242
Deferred gross profit	—	(448,270)	264,903

Net cash provided by (used in) operating activities	7,756,434	505,234	(908,761)

Investing Activities
Purchases of furniture and equipment	(207,290)	(238,407)	(144,284)
Patent and license rights costs	(34,214)	(117,913)	(24,103)
Proceeds from sale of long term assets	60,000	—	—
Advance to John M. Bachman	(135,000)	—	—
Advance to Norstel AB	(400,000)	—	—
Payments received on notes receivable	21,018	—	—

Net cash used in investing activities	(695,486)	(356,320)	(168,387)

Financing Activities
Stock options exercised	1,768,065	1,400,744	102,029
Payment of cash dividends	(699,309)	—	—
Purchase of common stock	—	(234,934)	(748,003)

Net cash provided by (used in) financing activities	1,068,756	1,165,810	(645,974)

Net change in cash and equivalents	8,129,704	1,314,724	(1,723,122)

Cash and equivalents at beginning of year	12,873,847	11,559,123	13,282,245

Cash and equivalents at end of year	$21,003,551	$12,873,847	$11,559,123

Supplemental Schedule of Cash Flow Data

Cash paid for income taxes	$86,000	$67,500	$64,000

See notes to consolidated financial statements.

CHARLES & COLVARD, LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

1. Organization and Basis of Presentation

Charles & Colvard, Ltd. (“the Company”), was incorporated in North Carolina on June 28, 1995 and manufactures, markets and distributes Charles & Colvard created moissanite jewels (hereinafter referred to as moissanite or moissanite jewels) for sale in the worldwide jewelry market. Moissanite, also known by its chemical name, silicon carbide (SiC), is a rare, naturally occurring mineral found primarily in meteors. Moissanite is being positioned as a unique jewel, distinct from all other jewels based on its fire, brilliance, luster, durability and rarity. From its inception in June 1995 through June 1998, the Company was a development stage enterprise that devoted its resources to fund research and development of colorless, scientifically made moissanite jewels. The Company began shipping moissanite during 1998 and sells worldwide to jewel distributors and jewelry manufacturers.

All of the Company’s activities are within a single business segment. The following tables present certain data by geographic area:

	Year Ended December 31,
Net Sales (based on destinations of our shipments)	2005	2004	2003
United States	$40,355,545	$20,885,841	$14,472,898
International	3,188,545	3,031,204	2,767,485

Total	$43,544,090	$23,917,045	$17,240,383

	December 31,
Furniture and equipment, net	2005	2004
United States	$436,060	$407,108
International (All in Asia)	60,276	117,537

Total	$496,336	$524,645

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary in Hong Kong, Charles & Colvard (HK), Ltd. These consolidated financial statements also include the accounts of a Charles & Colvard controlled company in China, Guangzhou Charles & Colvard Trading Limited, a Chinese Corporation. The Company is the beneficial owner of the entire interest in the controlled company, and has consolidated the accounts of the controlled company in its consolidated financial statements. All inter-company accounts have been eliminated.

Cash and Equivalents

The Company considers all money market accounts and investments purchased with an original maturity of three months or less to be cash equivalents.

Inventory

Inventories are stated at the lower of cost or market determined on a first in, first out basis. Inventory costs include direct material and labor, inbound freight, purchasing and receiving costs, inspection costs and warehousing costs. A significant amount of inventory must be maintained at all times to be prepared to react to possible customer demand for large purchases and for a variety of jewel styles. In addition, the Company has entered into certain agreements to consign inventory for new or expanding retail opportunities. These consignments require a significant amount of inventory to be maintained. The Company currently sells one grade of jewel. The grade is classified as “very good” and consists of near colorless jewels that meet certain standards. Only “very good” jewels are valued in inventory. There is a substantial amount of jewels, including colored jewels that have not met the Company’s quality standards and are not valued in inventory. As market conditions change, including the influences of customer demand, there may be a market for a portion of this unvalued inventory that management may pursue in the future.

Obsolescence is not a factor in the Company’s inventory valuation. The Company’s jewels do not degrade over time and inventory generally consists of the cuts and sizes most commonly used in the jewelry industry. All inventories are carefully reviewed for quality standards before they are entered into finished goods. As the quality of the Company’s raw material has improved, so have the standards used to evaluate finished goods. To ensure the Company’s inventory meets our current standards, the Company reviews the inventory on an ongoing basis. The Company has provided a reserve to allow for certain jewels of a slightly lesser quality in its finished goods inventory to be re-cut to increase their quality and/or to satisfy certain cuts/sizes demanded by its customers. The need for adjustments to this reserve is evaluated on a period-by-period basis. More details on this reserve are included in Footnote 3.

The Company has a limited amount of jewelry in inventory and does not actively market its jewelry inventory. Jewelry inventory value is calculated as the amount the Company would obtain by melting the gold in the jewelry and putting the jewels back into its loose stone inventory. More details on this reserve are included in Footnote 3.

Furniture and Equipment

Furniture and equipment is recorded at cost and depreciated on the straight-line method based on estimated useful lives of two to 12 years. Leasehold improvements are amortized on the straight-line method over the life of the related lease. The range of useful lives for each category of furniture and equipment is as follows:

• Machinery and equipment	5-12 years
• Computer equipment	2-5 years
• Furniture and fixtures	3-10 years
• Leasehold Improvements	over the life of our existing operating leases

Patents and License Rights

The Company capitalizes costs associated with obtaining patents issued or pending for inventions and license rights related to the manufacture of moissanite jewels. Such costs are amortized over 17 years. The Company also capitalizes licenses it obtains for the use of certain advertising images. Such costs are amortized over the period of the license.

Accounting for Long-Lived Assets

The Company accounts for long-lived assets in accordance with Statement of Financial Accounting Standards (“FAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company evaluates the recoverability of its long-lived assets for financial impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be fully recoverable. Based on these evaluations, there were no significant adjustments to the carrying value of long-lived assets in 2005, 2004 or 2003.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash equivalents and trade receivables. The Company maintains cash and cash equivalents with high quality financial institutions and invests in low risk securities, primarily money market funds.

Trade receivables potentially subject the Company to credit risk. The Company’s standard payment terms for jewel distributors are generally between 30 and 60 days and for jewelry manufacturers are generally between 60 to 90 days. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history and generally does not require collateral. One customer accounted for 71% and 62% of the Company’s receivables at December 31, 2005 and 2004, respectively and for 39% and 24% of the Company’s sales during the years ended December 31, 2005 and 2004, respectively. A second customer accounted for 20% and 27% of the Company’s receivables at December 31, 2005 and 2004, respectively and for 39%, 34%, and 44% of the Company’s sales for the years ended December 31, 2005, 2004, and 2003, respectively. In addition, a third customer accounted for approximately 21% and 23% of the Company’s sales for the years ended December 31, 2004 and 2003, respectively.

Foreign Currency Translation

The assets and liabilities of the Company’s non-U.S. operations, whose local currency is the functional currency, are translated into U.S. dollars at exchange rates in effect on the balance sheet dates. Revenues and expenses are translated using the average exchange rates in effect during the year. Foreign currency translation adjustments are reflected as a separate component of shareholders’ equity in the accompanying consolidated balance sheets in accumulated other comprehensive loss.

Revenue Recognition

Revenue is generally recognized when products are shipped. At the time revenue is recognized an allowance for estimated returns is established. Any increase or decrease in the allowance for returns is charged against net sales. The Company’s standard payment terms for jewel distributors are generally between 30 and 60 days and for jewelry manufacturers are generally between 60 to 90 days. Some customers are required to prepay prior to shipment. For all jewels shipped title passes upon shipment of the jewels from the Company’s facility (i.e., FOB-shipping point). The Company’s return policy is that jewels can only be returned for credit within 30 days of shipment and must be returned for a valid reason (quality problems or a shipment of the wrong jewels). Periodically, the Company sells product to customers on “memo” terms. For shipments on memo terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. The Company’s customers are generally required to make payments on memo shipments within 30 days upon the customer informing the Company that it will keep the product. Accordingly, the Company does not recognize revenue on these memo transactions until the earlier of (1) the customer informing the Company that it will keep the product or (2) the expiration of the right of return period. The $2,447,000 of inventory on consignment at December 31, 2005 represents potential revenue of approximately $10,992,000 and potential gross profit of approximately $8,545,000 based on the average cost per carat of inventory at December 31, 2005. At December 31, 2005 the remaining lengths of the right of return periods for the related “memo” shipments range from one to twelve months.

Advertising Costs

Advertising production costs are expensed as incurred. Media placement costs are expensed the first time the advertising appears. Advertising expenses for the years ended December 31, 2005, 2004, and 2003 amounted to approximately $9,800,000, $5,700,000, and $3,400,000, respectively.

The Company also offers a co-op advertising program to its customers that reimburse a portion of their marketing costs based on the customers’ net purchases from the Company and is subject to the customer providing documentation of all advertising performed that include the Company’s product. For the years ended December 31, 2005, 2004 and 2003, these amounts were $3,667,000, $1,635,000, and $1,341,000, respectively and are included as a component of marketing and sales expenses. These co-op advertising expenses are included in the advertising expense amounts disclosed in the paragraph above.

Marketing and sales

Marketing and sales expenses are expensed as incurred. These costs include all expenses of promoting and selling the Company’s product and include such items as marketing and sales personnel, advertising, travel, rent, trade shows, market research, and sales commissions.

General and administrative

General and administrative expenses are expensed as incurred. These costs include administrative personnel, legal, investor relations, professional fees, Board of Directors fees, insurance, bad debts and rent.

Research and Development

All research and development costs are expensed as incurred.

Stock Compensation

During the three years ended December 31, 2005, the Company measured compensation costs related to employee stock options using the intrinsic value of the equity instrument granted (i.e., the excess of the market price of the stock to be issued over the exercise price of the equity instrument at the date of grant) rather than the fair value of the equity instrument.

In accordance with Accounting Principles Board (“APB”) Opinion No. 25, and the provision of Statement of Financial Accounting Standards (“FAS”) No. 123 as applicable to consultants, the Company recorded compensation expense relating to the accelerated vesting of stock options (see Note 8) or stock options granted to consultants for the three years ended December 31, 2005 as follows:

	Year Ended December 31,
	2005	2004	2003
Stock based compensation cost, net of income tax, included in reported net income	$678,246	$43,425	$21,065

Had compensation expense for all stock options been determined consistent with the provisions of FAS 123, rather than APB 25, the Company’s net income and income per share for the three years ended December 31, 2005 would have been recorded to the pro forma amounts indicated below:

	Year Ended December 31,
	2005	2004	2003
Net income:
As reported	$5,874,667	$1,612,292	$1,043,375
Deduct – total stock based compensation expense under fair value method for all awards, net of income tax	1,707,331	334,744	693,468

Pro forma net income	$4,167,336	$1,277,548	$349,907

Basic net income per share:
As reported	$0.33	$0.09	$0.06
Pro forma	0.23	0.07	0.02
Diluted net income per share:
As reported	$0.31	$0.09	$0.06
Pro forma	0.22	0.07	0.02

The fair value of each option grant is estimated on the grant date using a Black-Scholes option pricing model. The valuations for the three years ended December 31, 2005 were based on the following assumptions:

	Year Ended December 31,
	2005	2004	2003
Weighted-average grant date fair value	$6.83	$2.61	$2.82
Weighted-average expected lives (in years)	5.94	7.00	7.00
Weighted-average risk-free interest rate	4.22%	3.612%	3.50%
Dividend yield	0%	0%	0%
Volatility factor	.884	.912	.975

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

Stock Dividends and Stock Splits

On May 23, 2005, the Company declared a 5% stock dividend distributed on July 15, 2005. On December 21, 2005, the Company declared a one share for every four shares owned stock split, effected in the form of a 25% stock dividend, distributed on January 30, 2006. All share and per share amounts for all periods presented in these financial statements and footnotes have been retroactively restated to reflect these transactions.

Comprehensive Income

Comprehensive income consists of the Company’s net income and other comprehensive loss due to foreign currency translation adjustments. Accordingly, the Company’s comprehensive income for the years ended December 31, 2005, 2004, and 2003 was $5,871,816, $1,612,292, and $1,043,375, respectively.

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

The following table reconciles the differences between the basic and diluted earnings per share presentations:

	Years Ended December 31,
	2005	2004	2003
Numerator:
Net Income	$5,874,667	$1,612,292	$1,043,375

Denominator:
Weighted Average Shares Outstanding
Basic	18,008,855	17,467,173	17,362,745
Stock Options	954,256	540,553	414,564

Diluted	18,963,111	18,007,726	17,777,309

Net Income Per Share:
Basic	$0.33	$0.09	$0.06

Diluted	$0.31	$0.09	$0.06

For the years ended December 31, 2005, 2004, and 2003 stock options to purchase approximately 12,000, 755,000, and 1,116,000 shares, respectively, were excluded from the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares. During 2005, approximately 1,442,000 common stock options with an exercise price less than the average market price were included in the computation of diluted earnings per share. The weighted-average dilutive impact of these options, net of 487,000 treasury shares assumed to be repurchased, was 954,256 shares. During 2004, approximately 1,509,000 common stock options with an exercise price less than the average market price were included in the computation of diluted earnings per share. The weighted-average dilutive impact of these options, net of 919,000 treasury shares assumed to be repurchased, was 540,553 shares. During 2003, approximately 1,063,000 common stock options with an exercise price less than the average market price were included in the computation of diluted earnings per share. The weighted-average dilutive impact of these options, net of 617,000 treasury shares assumed to be repurchased, was 414,564 shares.

Newly Issued Accounting Pronouncements

In December 2004, FAS No. 123R, Share Based Payments, was issued, as a revision to FAS 123, Accounting for Stock-Based Compensation. This statement supersedes APB Opinion No. 25, Accounting for Stock issued to Employees, and amends FAS 95, Statement of Cash Flows. Generally, the approach in FAS 123R is similar to the approach described in FAS 123. However, FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. FAS 123R also requires the benefits of income tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under FAS 95. FAS 123R must be adopted no later than the first annual period beginning after June 15, 2005. The Company adopted Statement 123R on January 1, 2006.

As permitted by FAS 123, the Company accounted for share-based payments to employees during the three years ended December 31, 2005 using the intrinsic value method under APB Opinion No. 25 and, as such, generally recognized no compensation cost for employee stock options. Accordingly, the adoption of FAS 123R’s fair value method could have a significant impact on the Company’s result of operations, although it will have no impact on its overall financial position. The impact of adoption of FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and other factors. However, had the Company adopted FAS 123R in prior periods, the impact of that standard would have approximated the impact of FAS 123 as described in the disclosure of pro forma net income and earnings per share in the Stock Compensation section of this Note to the consolidated financial statements.

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

3. Inventories

Inventories consisted of the following:

	December 31,
	2005	2004
Raw materials	$1,526,099	$806,390
Work-in-process	9,026,266	5,739,004
Finished goods	12,615,663	14,913,485

Total Inventory	$23,168,028	$21,458,879

Finished goods are shown net of a reserve for excess jewelry inventory of $95,000 and $100,000 at December 31, 2005 and December 31, 2004, respectively. The Company does not actively market its jewelry inventory. Jewelry inventory value is determined as the amount we would obtain by melting the gold in the jewelry and putting the jewels back into loose stone inventory. In addition, finished goods are shown net of a lower of cost or market reserve of $400,000 at December 31, 2005 and December 31, 2004. This reserve was established to allow for the carat weight loss associated with the re-cutting of a portion of the finished goods inventory. There are certain shapes and sizes of jewels in inventory that will be re-cut to achieve higher quality standards. These jewels can be re-cut into shapes and sizes that have a higher demand without the purchase of additional raw material.

4. Inventory on Consignment

Periodically, the Company sells product to customers on “memo” terms. For shipments on “memo” terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. The Company does not recognize revenue on these transactions until the earlier of (1) the customer informing the Company that it will keep the product or (2) the expiration of the memo period. The $2,447,000 of inventory on consignment at December 31, 2005 represents potential revenue of approximately $10,992,000 and potential gross profit of approximately $8,545,000 based on the average cost per carat of inventory at December 31, 2005.

5. Furniture and Equipment and Patent and License Rights

Furniture and equipment, net of accumulated depreciation, is summarized as follows:

	December 31,
	2005	2004
Machinery and equipment	$355,122	$353,535
Computer equipment	597,854	556,879
Furniture and fixtures	325,204	283,498
Leasehold improvements	97,090	92,119
Construction in progress	21,694	9,163

Total	1,396,964	1,295,194
Accumulated depreciation	(900,628)	(770,549)

Total furniture and equipment, net	$496,336	$524,645

Depreciation expense for 2005, 2004, and 2003 was $163,316, $152,826, and $140,395, respectively.

Patent and license rights, net of accumulated amortization, is summarized as follows:

	December 31,
	2005	2004
Patent and license rights	$531,144	$496,930
Accumulated amortization	(232,620)	(148,495)

Patent and license rights, net	$298,524	$348,435

Amortization expense for 2005, 2004, and 2003, was $84,125, $44,368, and $21,504, respectively. Amortization expense on existing patent and license rights is estimated to be $33,000 for 2006, and $30,000 for 2007 through 2010.

6. Common Stock

In October 2002, the Board of Directors authorized a follow-on repurchase program for up to 1,443,750 shares of the Company’s common stock. This program expired in September 2003. No shares were repurchased during 2002 under this program. During 2003, the Company repurchased 214,331 shares of common stock at an average cost of $3.49 per share. Of this amount, 131,250 shares were purchased from an affiliate of Chester L. F. Paulson at an average purchase price of $3.49 per share. Chester L.F. Paulson was a director of the Company from May 2001 through May 2003. He is no longer a director of the Company.

In December 2003, the Board of Directors authorized a follow-on repurchase program for up to 1,181,250 shares of the Company’s common stock. This program expired in December 2004. During the year ended December 31, 2004, there were 60,870 shares repurchased at an average price of $3.86.

7. Preferred Stock

The Company has authorized 10 million shares of preferred stock, no par value. The preferred stock may be issued from time to time in one or more series. No shares of preferred stock have been issued as of December 31, 2005.

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

8. Dividends

On May 23, 2005, the Company declared a $0.038 per share cash dividend and a 5% stock dividend both distributed on July 15, 2005. Pursuant to these dividends, total cash of $699,309 and 859,457 shares of common stock were distributed to shareholders on July 15, 2005. The stock dividend provided shareholders as of the record date one share for every 20 shares owned and cash in lieu of fractional shares.

On December 21, 2005, the Company declared a one share for every four shares owned stock split, effected in the form of a 25% stock dividend, distributed on January 30, 2006. Pursuant to this transaction, 3,658,999 shares of our common stock were distributed to shareholders on January 30, 2006. The stock dividend provided shareholders one share for every four shares owned and cash in lieu of fractional shares. There was $24,280 of cash distributed as a result of the stock dividend.

All share and per share amounts for all periods presented in these financial statements and footnotes have been retroactively restated to reflect the effect of both the 5% stock dividend and the stock split transactions.

9. Compensation

Stock Option Plans

In 1996, the Company adopted the 1996 Stock Option Plan of Charles & Colvard, Ltd., (the “1996 Option Plan”) under which options to acquire 1,020,402 common shares, reduced by the number of options granted outside the 1996 Option Plan, may be granted to key employees, directors and independent consultants. Under the 1996 Option Plan, both incentive and non-qualified options may be granted under terms and conditions established by the Compensation Committee of the Board of Directors. The exercise price for incentive options will be the fair market value of the related common stock on the date the option is granted. Options granted under the 1996 Option Plan generally vest equally over a three-year period and have terms of 10 years. The Company currently has no plans to award additional options under the 1996 Option Plan.

In 1997, the Company adopted the 1997 Omnibus Stock Plan of Charles & Colvard, Ltd., (the “1997 Omnibus Plan”). The 1997 Omnibus Plan authorizes the Company to grant stock options, stock appreciation rights and restricted awards (collectively, “awards”) to selected employees, independent contractors and directors of the Company and related corporations in order to promote a closer identification of their interests with those of the Company and its shareholders. The maximum number of shares of common stock for which awards may be granted under the 1997 Omnibus Plan may be increased from time to time to a number of shares equal to (i) 20% of the shares of common stock outstanding as of that time less (ii) the number of shares of common stock subject to outstanding options under the 1996 Option Plan. The number of shares reserved for issuance under the 1997 Omnibus Plan may also be adjusted upon certain events affecting the Company’s capitalization. Options granted under the 1997 Omnibus Plan generally vest over three year periods and have terms of up to 10 years, with the exception of options granted under the Executive Compensation Plan that vested immediately. The Board of Directors has reserved 2,271,821 shares for issuance under the 1997 Omnibus Plan.

Effective December 21, 2005, the Company accelerated the vesting of certain outstanding stock options held by current employees and non-employee directors in order to reduce the impact of new accounting regulations that became effective in 2006. As a result of this vesting acceleration, options to purchase approximately 134,000 shares of the Company’s common stock that would otherwise have vested at various times within the next three years became fully vested. The decision to accelerate these unvested options, which management believes is in the best interest of the Company and its shareholders, was made primarily to reduce compensation expense that would be recorded in future periods subsequent to December 31, 2005. The Company recorded approximately $54,000 of expense in the year ended December 31, 2005 as the result of the accelerated vesting. The acceleration of the vesting of these stock options will reduce future compensation expense by approximately $522,000, of which $369,000 would have occurred in 2006.

The following is a summary of activity for the Company’s two stock option plans:

	1996 Option Plan		1997 Omnibus Plan
	Number Of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
2003
Outstanding at beginning of year	465,174	3.12	1,604,941	5.73
Granted	—	—	253,433	3.41
Exercised	(17,744)	2.51	(51,840)	1.11
Canceled	(13,978)	3.66	(158,724)	8.56

Outstanding at end of year	433,452	3.13	1,647,810	5.25

2004
Granted	—	—	189,770	4.62
Exercised	(250,869)	3.20	(196,185)	3.08
Canceled	(34,714)	3.25	(222,275)	9.64

Outstanding at end of year	147,869	2.99	1,419,120	4.77

2005
Granted	—	—	308,356	9.33
Exercised	(83,573)	2.84	(487,375)	3.14
Canceled	—	—	(99,418)	10.56

Outstanding at end of year	64,296	3.18	1,140,683	6.20

The following summarizes information about stock options outstanding at December 31, 2005:

Options Outstanding				Options Exercisable
Range of Exercise Price	Outstanding as of 12/31/2005	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable as of 12/31/2005	Weighted- Average Exercise Price
$0.00-$2.25	214,856	5.3	$1.37	214,856	$1.37
$2.26-$4.50	368,534	5.2	$3.54	368,534	$3.54
$4.51-$6.74	131,059	2.4	$6.42	129,747	$6.42
$6.75-$8.99	236,120	7.4	$7.21	204,227	$7.23
$9.00-$11.24	57,173	2.5	$10.61	57,173	$10.61
$11.25-$13.49	111,250	1.9	$11.43	18,650	$11.43
$13.50-$15.74	73,500	4.4	$13.65	73,500	$13.65
$15.75-$17.98	5,087	9.7	$16.42	5,087	$16.42
$17.99-$20.23	—	0.0	$0.00	—	$0.00
$20.24-$22.48	7,400	9.5	$22.48	7,400	$22.48

	1,204,979	4.9	$6.04	1,079,174	$5.54

Other

In February 2004 and February 2003, the Company amended the 2001 Executive Compensation Plan to remain in effect during 2004 and 2003. This plan offered key employees of the Company incentive awards in the form of cash payments, and/or stock option grants based upon the Company’s attainment of certain performance goals. For 2004, $210,000 in cash payments were recorded as operating expenses and 115,000 stock options were granted under the plan. For 2003, no payments or stock options were issued under the plan. No compensation expense was recorded in the accompanying financial statements for the stock options granted under the plan.

In April 2005, the Company adopted two incentive plans for 2005, the Management Incentive Plan (2005) (the “2005 Management Plan”) and the Quarterly & Annual Incentive Plan for Non-Officer Employees (2005) (the “2005 Non-Officer Employees Plan”). The principal purpose of each of the plans was to provide incentives to meet or exceed certain company goals for 2005. Both plans provide for cash and equity awards. For 2005, $775,000 in cash payments under the 2005 Management Plan and $107,000 in cash payments under the 2005 Non-Officer Employees Plan were recorded as operating expenses. During 2005, 9,900 options were issued under the 2005 Non-Officer Employees Plan, as the Company met certain quarterly goals. In February 2006, there were 105,000 stock options granted under the 2005 Management Plan and 2,600 stock options granted under the 2005 Non-Officer Employees Plan. The options granted under the 2005 Management Plan vest at the end of 3 years and the options granted under the 2005 Non-Officer Employees Plan vest ratably over 3 years.

In February 2006, the Company approved two incentive plans for 2006, the Management Incentive Plan (2006) (the “2006 Management Plan”) and the Quarterly & Annual Incentive Plan for Non-Officer Employees (2006) (the “2006 Non-Officer Employees Plan”). The principal purpose of each of the plans is to provide incentives to meet or exceed certain Company goals for 2006. Both plans provide for cash and equity awards. All equity awards, if any, will be made pursuant to the Company’s 1997 Omnibus Stock Plan (as amended). The specific criteria used to determine whether any eligible participant will receive an award include the Company’s net sales and net income and, for participants under the 2006 Management Plan and for certain director level employees under the 2006 Non-Officer Employee Plan, other key objectives as set by the Company.

10. Income Taxes

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

The components of income tax expense are the following.

	Year Ended December 31,
	2005	2004	2003
Current
Federal	$88,986	$102,007	$64,000
State	—	16,264	—

	88,986	118,271	64,000

Deferred
Federal	3,299,101	1,153,151	891,954
State	370,828	292,834	207,547

	3,669,929	1,445,985	1,099,501

	$3,758,915	$1,564,256	$1,163,501

Significant components of the Company’s deferred income tax assets and liabilities are as follows:

	December 31,
	2005	2004
Current
Reserves and accruals	$250,869	$289,289
Deferred inter-company profit	349,796	166,477

Total Short-Term	600,665	455,766

Long-Term
Federal and state net operating loss (“NOL”) carryforwards	2,002,000	3,489,000
Hong Kong and China NOL carryforwards	694,000	513,000
Benefit of research tax credits	665,000	665,000
Alternative minimum tax credit	227,000	137,000
Stock option compensation	456,000	140,000
Depreciation	(70,581)	(38,786)
Valuation allowance	(817,181)	(636,181)

Total long term	3,156,238	4,269,033

Total deferred income tax assets, net	$3,756,903	$4,724,799

A reconciliation between expected income taxes, computed at the statutory federal income tax rate (34%) applied to pretax accounting income, and the income taxes included in the statements of operations for the three years ended December 31, 2005 follows:

	2005	2004	2003
Anticipated income tax expense at the statutory federal rate	$3,275,000	$1,080,000	$750,000
State income tax expense, net of federal tax effect	244,000	193,000	101,000
Effect of Foreign operations	140,000	131,000	165,000
Research tax credits	—	(249,000)	—
Apportionment of state income tax	(97,000)	—	—
Other	15,915	31,075	18,501
Increase in valuation allowance	181,000	378,181	129,000

Income tax expense	$3,758,915	$1,564,256	$1,163,501

During 2005, the Company completed a detailed review of its activities in certain states. As a result, the Company began to apportion income among certain state tax jurisdictions. During the year ended December 31, 2005, the Company recognized an income tax benefit of $97,000 due to the change in apportionment.

After a detailed review in 2004 of the Company’s research activities, the amount of the research credits expected to be realized was increased in 2004. The increase in the valuation allowance during 2005, 2004, and 2003 is primarily due to the establishment of reserves for the income tax benefit of losses in Hong Kong and China. Valuation allowances have been established for the income tax benefits of the losses incurred in Hong Kong and China as it is uncertain if sufficient future taxable income will be generated in these countries to offset the existing losses. A portion of the increase in the valuation allowance during 2004 is also due to certain of the research credits claimed in the Company’s income tax returns that are not expected to be realized.

At December 31, 2005, the Company has a U.S. tax NOL carryforward of approximately $4.6 million and a North Carolina tax NOL carryforward of approximately $9.6 million, expiring through 2020 for federal income tax and 2015 for state income tax purposes, which can be offset against future federal and state taxable income. In accordance with Section 382 of the Internal Revenue Code of 1986, as amended, a change in equity ownership of greater than 50% of the Company within a three-year period results in an annual limitation on the Company’s ability to utilize its NOL carryforwards that were created during tax periods prior to the change in ownership. As a result of various equity offerings and certain shareholder transactions, the utilization of a portion of the Company’s NOL carryforwards has become limited; however, the Company does not believe this limitation will have a material effect on the Company’s ability to utilize the NOL carryforwards.

The Company also has approximately $3.3 million in NOL carryforwards in Hong Kong. In accordance with the Hong Kong tax code these amounts can be carried forward indefinitely to offset future taxable income in Hong Kong. Due to the uncertainty of generating sufficient future taxable income in Hong Kong to utilize this NOL, the Company established a valuation allowance against this deferred income tax asset.

As of December 31, 2005, there was approximately $339,000 in NOL carryforwards in China. In accordance with the China tax code these amounts can be carried forward 5 years to offset future taxable income in China. The NOL carryforwards begin expiring in 2008. Due to the uncertainty of generating sufficient future taxable income in China to utilize this NOL, the Company established a valuation allowance against this deferred income tax asset.

11. Commitments and Contingencies

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

The Company also maintains other operating leases in Hong Kong and China which expire at various dates from April 2006 to February 2008.

The future minimum lease payments of the Company are as follows: $216,000 in 2006, $219,000 in 2007, $161,000 in 2008, $157,000 in 2009, $160,000 in 2010 and $95,000 in 2011, totaling $1,008,000. Rental expense incurred for operating leases and leases whose terms are less than one year in duration for 2005, 2004, and 2003 was approximately $305,000, $290,000, and $238,000, respectively.

Purchase Commitments

On June 6, 1997, the Company entered into an Amended and Restated Exclusive Supply Agreement (“Exclusive Supply Agreement”) with Cree, Inc. (“Cree”). The Exclusive Supply Agreement had an initial term of ten years which in 2005 was extended for an additional ten years to July 2015. In connection with the Exclusive Supply Agreement, the Company has committed to purchase a minimum of 50% (by dollar volume) of its requirements for SiC crystals from Cree. If the Company’s orders require Cree to expand beyond specified production levels, the Company must commit to purchase certain minimum quantities. In February 2006, the Company agreed with Cree on a framework for purchases for 2006. The Company is obligated to purchase a minimum quantity of usable material on a quarterly basis if Cree meets certain minimum quality levels. For each quarter during 2006, the Company has committed to purchase approximately $3,600,000 of raw material, assuming the quality of material is consistent with that received in 2005.

During 2005, 2004, and 2003, the Company made purchases from Cree of approximately $11.5 million, $6.0 million, and $6.0 million, respectively, for SiC materials.

In February 2005, the Company signed an Exclusive Supply Agreement with Norstel AB (formerly Jesperator AB) for the supply of silicon carbide (SiC) for use in the manufacturing of moissanite jewels. The initial term of the contract is for three years, and includes minimum purchase committments of usable material of approximately $3.7 million, of which approximately $325,000 will be expensed as research and development when the material is received. The agreement gives the Company the exclusive right to purchase silicon carbide from Norstel for the purpose of fabricating, distributing or selling faceted jewels. In addition the Company has advanced $400,000 to Norstel towards the purchase of certain equipment. This advance is scheduled to be repaid starting July 2006 through a 35% reduction on the invoice for subsequent purchases of SiC. The minimum purchase commitment during 2006 is relatively small at approximately $400,000, of which approximately $100,000 will be expensed as research and development. The agreement provides the Company an option to extend the term of the agreement for a four year period.

In November 2005 the Company entered into an Exclusive Supply Agreement with Intrinsic Semiconductor, Inc. for the supply of SiC for use in the manufacturing of moissanite jewels. The initial term of the contract is for two years, and includes minimum purchase commitments of usable materials of approximately $2.2 million, subject to Intrinsic Semiconductor, Inc. meeting minimum quality standards. The agreement gives the Company the exclusive right to purchase silicon carbide from Intrinsic Semiconductor, Inc. for the purpose of fabricating, distributing or selling faceted jewels.

Contingencies

The Company is currently conducting test distribution via one day trunk shows with a nationally recognized fine jeweler. In support of the test distribution at this jeweler, the Company agreed with its manufacturer to purchase all unsold items after the test period if the stores do not continue with a moissanite program. Even in such an event, the Company will only purchase the jewelry if the manufacturer is unable to sell the jewelry through other retail outlets after a set period of time. The jewels involved in this test distribution are on consignment to the manufacturer. If all of the jewelry is not sold, it is estimated that the maximum amount for which the Company would be obligated is approximately $260,000 for the gold and labor portion of the jewelry.

12. Selected Quarterly Data (Unaudited)

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
Year Ended December 31, 2005

Net sales	$11,218,765	$9,305,774	$11,347,066	$11,672,485
Gross profit	6,952,006	6,079,890	7,657,810	8,390,974
Net income	2,011,948	740,181	2,238,280	884,258
Basic net income per share (1)	0.11	0.04	0.12	0.05
Diluted net income per share (1)	0.11	0.04	0.12	0.05

Year Ended December 31, 2004

Net sales	$5,637,534	$4,364,276	$5,197,189	$8,718,046
Gross profit	3,890,895	2,871,040	3,286,841	5,297,821
Net income	555,357	288,491	303,075	465,369
Basic net income per share (1)	0.03	0.02	0.02	0.03
Diluted net income per share (1)	0.03	0.02	0.02	0.03

(1)	The sum of the quarterly numbers do not equal the amount reported on the Statement of Operations due to rounding.

Share and per share date for all periods presented have been adjusted to reflect the effect of the 5% stock dividend distributed on July 15, 2005, and the one share for every four shares owned stock split, effected in the form of a 25% stock dividend distributed on January 30, 2006.

Schedule II

Charles & Colvard, Ltd. And Subsidiary

Valuation and Qualifying Accounts

Year ended December 31	Balance at Beginning of Period	Additions Charged to Costs and Expenses		Collections of Accounts Previously Written Off	Deductions/ Write Offs		Balance at End of Period
Allowance for Doubtful Accounts
2005	$100,000	$31,673	(1)	$—	$11,673		$120,000
2004	$130,000	$4,681	(1)	$—	$34,681		$100,000
2003	$140,000	$67,188	(1)	$—	$77,188		$130,000

Reserve for Excess Jewelry Inventory
2005	$100,000	$—		$—	$5,000	(2)	$95,000
2004	$130,000	$—		$—	$30,000	(2)	$100,000
2003	$230,000	$—		$—	$100,000	(2)	$130,000

Allowance for Returns
2005	$220,000	$—		$—	$115,000	(4)	$105,000
2004	$80,000	$140,000	(3)	$—	$—		$220,000
2003	$110,000	$—		$—	$30,000	(4)	$80,000

Lower of Cost or Market Inventory Reserve
2005	$400,000	$—		$—	$—		$400,000
2004	$400,000	$—		$—	$—		$400,000
2003	$400,000	$—		$—	$—		$400,000

(1)	Charged against General and Administrative expenses.
(2)	Adjustments to reserve to reflect effect of sales of jewelry during the period.
(3)	Charged against sales.
(4)	Adjustments to allowance; credit to sales.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(i) Disclosure Controls and Procedures

As of December 31, 2005, the Company’s Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

(ii) Internal Control Over Financial Reporting

(a) Management’s Annual Report on Internal Control Over Financial Reporting

Our Management’s Report on Internal Control Over Financial Reporting appears on page 34 and is incorporated by reference.

(b) Attestation Report of the Registered Public Accounting Firm

The company’s registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the company’s internal control over financial reporting and management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2005, as stated in their report that appears on pages 35-36 of this Annual Report on Form 10-K

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

Item 14. Principal Accountant Fees and Services

The information called for in items 10 through 14 is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2005.

Part IV

Item 15. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)(1) and (2) Financial statements and financial statement schedule:

The financial statements, financial statement schedule, and report of independent registered public accounting firm are filed as part of this report (see Index to Financial Statements at Part II Item 8 on page 33 of this Form 10-K).

(a)(3) Exhibits:

The Exhibit Index commencing on page 58 of this Annual Report on Form 10-K lists the exhibits that are filed as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Charles & Colvard, Ltd.

By:	/s/ Robert S. Thomas	Date: 3/09/06
Robert S. Thomas, President & CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Robert S. Thomas	Date: 3/09/06
Robert S. Thomas
President & Chief Executive Officer
(Principal executive officer)

By:	/s/ James R. Braun	Date: 3/09/06
James R. Braun
Vice President of Finance & Chief Financial Officer
(Principal financial and accounting officer)

By:	/s/ Lisa A. Gavales	Date: 3/7/06
Lisa A. Gavales
Director

By:	/s/ Laura C. Kendall	Date: 3/9/06
Laura C. Kendall
Director

By:		Date: _______________
Lynn L. Lane
Director

By:	/s/ Walter J. O’Brien	Date: 3/7/06
Walter J. O’Brien
Director

By:	/s/ Frederick A. Russ
	Frederick A. Russ	Date: 3/09/06
Director

By:	/s/ Geraldine L. Sedlar	Date: 3/7/06
Geraldine L. Sedlar
Director

By:	/s/ George A. Thornton, III	Date: 3/8/06
George A. Thornton, III
Director

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Articles of Incorporation of Charles & Colvard, Ltd. which is hereby incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Charles & Colvard for the year ended December 31, 2004.

3.2	Amended and Restated Bylaws of C3, Inc., which hereby is incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333- 36809).

4.1	Specimen Certificate of common stock which is hereby incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K of C3, Inc. for the fiscal year ended December 31, 1998.

4.2	Form of Representative’s Warrant which is hereby incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333- 36809).

4.3	Rights Agreement dated as of February 22, 1999 between C3, Inc. and First Union National Bank as Rights Agent, including the Form of Rights Certificate as Exhibit A which is hereby incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K of C3, Inc. for the fiscal year ended December 31, 1998.

10.11	Amended and Restated Exclusive Supply Agreement, dated June 6, 1997, between Cree Research, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333-36809).*

10.12	Development Agreement, dated as of June 6, 1997, between Cree Research, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333-36809).*

10.13	Letter Agreement, dated July 14, 1997, between Cree Research, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333-36809).*

10.14	Letter Agreement, dated January 31, 1996, between Cree Research, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333-36809).*

10.15	1996 Stock Option Plan of C3, Inc. (as amended October 27, 1997) which is hereby incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333-36809).+

10.16	1997 Omnibus Stock Plan of C3, Inc. which is hereby incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333- 36809).+

10.20	Agreement, dated September 24, 1997, between John M. Bachman, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333-36809).*

10.22	1997 Declaration of Amendment to 1997 Omnibus Stock Plan of C3, Inc. which is hereby incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 of C3, Inc. (File No. 333-43613).+

10.23	Supplemental Development Agreement, dated January 8, 1998, between Cree Research, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of C3, Inc. for the fiscal year ended December 31, 1997.*

10.24	Letter Agreement, dated January 8, 1998, between Cree Research, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.24 to the Annual Report on From 10-K of C3, Inc. for the Fiscal year ended December 31, 1997.*

10.25	Amended and Restated Development Agreement, dated July 1, 1998 between Cree Research, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q of C3, Inc. for the quarter ended June 30, 1998.*

10.26	Letter Agreement dated, July 14, 1998, between Cree Research, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.26 to the Quarterly Report on Form 10-Q of C3, Inc. for the quarter ended June 30, 1998.*

10.28	First Amendment to Agreement, dated March 23, 1998 between John M. Bachman, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q of C3, Inc. for the quarter ended September 30, 1998.*

10.29	Second Amendment to Agreement, dated September 28, 1998 between John M. Bachman, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.29 to the Quarterly Report on Form 10-Q of C3, Inc. for the quarter ended September 30, 1998.*

10.30	1998 Declaration of Amendment to 1996 Stock Option Plan of C3, Inc. which is hereby incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K of C3, Inc. for the fiscal year ended December 31, 1998. +

10.31	1998 Declaration of Amendment to 1997 Omnibus Stock Plan of C3, Inc., which is hereby incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K of C3, Inc. for the fiscal year ended December 31, 1998. +

10.32	Employment Agreement, dated March 1, 1999, between Robert Thomas and C3, Inc., which is hereby incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K of C3, Inc. for the fiscal year ended December 31, 1998. +

10.34	Letter Agreement, dated May 3, 1999 between Cree Research, Inc. and C3, Inc., which is hereby incorporated by reference to Exhibit 10.34 to the Quarterly Report on Form 10-Q of C3, Inc. for the quarter ended March 31, 1999. *

10.35	Licensing Agreement, dated October 10, 1998, between C. Eric Hunter and C3, Inc., which is hereby incorporated by reference to Exhibit 10.35 to the Quarterly Report on Form 10-Q of C3, Inc. for the quarter ended March 31, 1999. *

10.36	Third Amendment to Agreement, dated June 16, 1999, between John M. Bachman, Inc. and C3, Inc., which is hereby incorporated by reference to Exhibit 10.36 to the Quarterly Report on Form 10-Q of C3, Inc. for the quarter ended June 30, 1999. *

10.37	Fourth Amendment to Agreement, dated October 5, 1999, between John M. Bachman, Inc. and C3, Inc., which is hereby incorporated by reference to Exhibit 10.37 to the Quarterly Report on Form 10-Q of C3, Inc. for the quarter ended September 30, 1999. *

10.39	Letter Agreement dated December 22, 1999 between Cree, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K of C3, Inc. for the year ended December 31, 1999.*

10.40	Letter Agreement dated March 16, 2000 between Stuller Settings, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K of C3, Inc. for the year ended December 31, 1999.*

10.41	Letter Agreement dated March 15, 2000 between The Bell Group, d/b/a Rio Grande and C3, Inc. which is hereby incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K of C3, Inc. for the year ended December 31, 1999.*

10.42	Letter Agreement dated May 14, 2000 between Cree, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.42 to the Quarterly Report on Form 10-Q of C3, Inc. for the quarter ended March 31, 2000.*

10.43	2000 Declaration of Amendment to 1996 Omnibus Stock Plan of C3, Inc. which is hereby incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K of Charles & Colvard, Ltd. for the year ended December 31, 2000.+

10.44	2000 Declaration of Amendment to 1997 Omnibus Stock Plan of C3, Inc. which is hereby incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K of Charles & Colvard, Ltd. for the year ended December 31, 2000.+

10.45	Letter Agreement dated December 7, 2000 between Cree, Inc. and Charles & Colvard, Ltd. which is hereby incorporated by reference to the Exhibit 99.2 of the Company’s Current Report on Form 8-K dated January 9, 2001.*

10.46	Fifth Amendment to Agreement, dated December 29, 2000 between John M. Bachman, Inc. and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.46 to the Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. for the quarter ended March 31, 2001.*

10.47	Charles & Colvard, Ltd. Fiscal Year 2001 Executive Compensation Plan which is hereby incorporated by reference to Exhibit 10.47 to the Quarterly Report on Form 10- Q of Charles & Colvard, Ltd. for the quarter ended June 30, 2001.+

10.48	Employment Agreement between James R. Braun, CFO and Charles & Colvard, Ltd. which is hereby incorporated by reference to Exhibit 10.48 to the Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. for the quarter ended June 30, 2001.+

10.49	Letter Agreement dated July 2, 2001 between Cree, Inc. and Charles & Colvard, Ltd. which is hereby incorporated by reference to Exhibit 10.49 to the Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. for the quarter ended September 30, 2001.*

10.50	Letter Agreement dated March 8, 2002 between Cree, Inc. and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K of Charles & Colvard, Ltd. for the year ended December 31, 2001.*

10.51	Letter Agreement dated April 2, 2002 between JewelNet Corporation d/b/a K&G Creations and Charles & Colvard, Ltd. which is hereby incorporated by reference to Exhibit 10.51 to Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. for the quarter ended March 31, 2002.*

10.52	Sixth Amendment to Agreement, dated April 9, 2002 between John M. Bachman, Inc. and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.52 to the Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. for the quarter ended March 31, 2002.*

10.53	Executive Compensation Plan for Fiscal Year 2001 as Amended on May 20, 2002, which is hereby incorporated by reference to Exhibit 10.53 to the Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. for the quarter ended June 30, 2002.+

10.54	Letter Agreement dated August 5, 2002 between Cree, Inc. and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.50 to the Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. for the quarter ended September 30, 2002.*

10.55	Salary Continuation Agreement, dated July 15, 2002 between Barbara L. Mooty, Vice President of Brand Identity and Industry Relations, and Charles & Colvard, Ltd. which is hereby incorporated by reference to Exhibit 10.51 to the Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. for the quarter ended September 30, 2002.+

10.56	Salary Continuation Agreement dated October 1, 2002 between Dennis Reed, Vice President of Sales, and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.56 to the Annual Report on Form 10-K of Charles & Colvard for the year ended December 31, 2002. +

10.57	Executive Compensation Plan for Fiscal Year 2001, as Amended on February 13, 2003., which is hereby incorporated by reference to Exhibit 10.57 to the Annual Report on Form 10-K of Charles & Colvard for the year ended December 31, 2002. +

10.58	Amendment to Severance and Consulting Agreement dated as of May 31, 2003 between Charles & Colvard, Ltd. and Jeff N. Hunter, filed together with the Severance and Consulting Agreement dated as of May 15, 2000 between Charles & Colvard, Ltd. and Jeff N. Hunter, which is hereby incorporated by reference to Exhibit 10.58 to the Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. for the quarter ended June 30, 2003.+

10.59	Executive Compensation Plan for Fiscal Year 2001, as amended on February 16, 2004, which is hereby incorporated by reference to Exhibit 10.59 to the Annual Report on Form 10-K of Charles & Colvard for the year ended December 31, 2003. +

10.60	Letter Agreement, dated December 18, 2003, between Stuller, Inc. and Charles & Colvard, Ltd, which is hereby incorporated by reference to Exhibit 10.60 to the Annual Report on Form 10-K of Charles & Colvard for the year ended December 31, 2003. *

10.61	Letter Agreement, dated December 14, 2003, between Cree, Inc. and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.61 to the Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. for the quarter ended March 31, 2004.*

10.62	Lease Agreement, dated March 26, 2004, between Duke Realty Limited Partnership and Charles & Colvard, Ltd, which is hereby incorporated by reference to Exhibit 10.62 to the Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. for the quarter ended March 31, 2004.

10.63	Employment Agreement, dated August 1, 2004, between Dennis Reed, Vice President of Sales and Charles & Colvard, which is hereby incorporated by reference to Exhibit 10.63 to the Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. for the quarter ended June 30, 2004.+

10.64	Manufacturing Agreement, dated August 12, 2004, between Reeves Park, Inc. and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.64 to the Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. for the quarter ended September 30, 2004.

10.65	Security Agreement, dated August 15, 2004, between Reeves Park, Inc. and Charles & Colvard, Ltd, which is hereby incorporated by reference to Exhibit 10.65 to the Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. for the quarter ended September 30, 2004.

10.66	Consignment Agreement, dated August 16, 2004, between Reeves Park, Inc. and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.66 to the Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. for the quarter ended September 30, 2004.*

10.67	Amendment to Manufacturing Agreement, dated November 8, 2004, between Reeves Park and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.67 to the Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. for the quarter ended September 30, 2004.

10.68	First Amendment to Security Agreement, dated November 8, 2004, between Reeves Park and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.68 to the Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. for the quarter ended September 30, 2004.

10.69	Notice of Extension of Amended and Restated Exclusive Supply Agreement, dated January 6, 2005, from Charles & Colvard to Cree, Inc., which is hereby incorporated by reference to Exhibit 10.69 on Form 8-K, filed with the SEC on January 7, 2005.

10.70	Letter Agreement, dated January 20, 2005, between Stuller, Inc. and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.70 on Form 8-K, filed with the SEC on January 24, 2005.*

10.71	Letter Agreement, dated February 9, 2005, between Cree, Inc. and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.71 on Form 8-K, filed with the SEC on February 11, 2005.*

10.72	Exclusive Supply Agreement, dated February 14, 2005, between Norstel AB (formerly Jesperator AB) and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.72 on Form 8-K, filed with the SEC on February 17, 2005.*

10.73	Letter Agreement, executed February 21, 2005 and dated as of February 9, 2005, between the Bell Group d/b/a Rio Grande and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.73 on Form 8-K, filed with the SEC on February 23, 2005.*

10.74	Seventh Amendment to Agreement, dated March 7, 2005 between John M. Bachman, Inc. and Charles & Colvard, Ltd. which is hereby incorporated by reference to Exhibit 10.74 on Form 8-K/A, filed with the SEC on March 10, 2005.*

10.75	1997 Omnibus Stock Plan of Charles & Colvard, Ltd. as Amended and Restated through March 9, 2005, which is hereby incorporated by reference to Exhibit 10.75 on Form 8-K, filed with the SEC on March 15, 2005. +

10.76	Form of Employee Incentive Stock Option Agreement, which is hereby incorporated by reference to Exhibit 10.76 on Form 8-K filed with the SEC on March 15, 2005. +

10.77	Form of Director Nonqualified Stock Option Agreement, which is hereby incorporated by reference to Exhibit 10.77 on Form 8-K filed with the SEC on March 15, 2005. +

10.78	Form of Employee Nonqualified Stock Option Agreement, which is hereby incorporated by reference to Exhibit 10.78 on Form 8-K filed with the SEC on March 15, 2005. +

10.79	Form of Independent Contractor Nonqualified Stock Option Agreement, which is hereby incorporated by reference to Exhibit 10.79 on Form 8-K filed with the SEC on March 15, 2005. +

10.80	Form of Restricted Stock Award Agreement, which is hereby incorporated by reference to Exhibit 10.80 on Form 8-K filed with the SEC on March 15, 2005. +

10.81	First Amendment to Charles & Colvard Created Moissanite Consignment Agreement, dated March 31, 2005, between Reeves Park, Inc. and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.81 on Form 8-K, filed with the SEC on April 5, 2005.

10.82	Management Incentive Plan (2005), which is hereby incorporated by reference to Exhibit 10.82 on Form 8-K, filed with the SEC on April 13, 2005. +

10.83	Quarterly & Annual Incentive Plan for Non-Officer Employees (2005), which is hereby incorporated by reference to Exhibit 10.83 on Form 8-K, filed with the SEC on April 13, 2005. +

10.84	Salary Continuation Agreement, dated April 22, 2005 between Barbara L. Mooty, Vice President of Brand Development and Industry Relations, and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.84 on Form 8-K, filed with the SEC on April 25, 2005.+

10.85	Eighth Amendment to Agreement, dated May 18, 2005 between John M. Bachman Inc. and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.85 on Form 8-K, filed with the SEC on May 20, 2005. *

10.86	Letter Agreement, dated February 14, 2006, between Cree, Inc. and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.86 on Form 8-K filed with the SEC on February 17, 2006. *

10.87	Management Incentive Plan (2006), which is hereby incorporated by reference to Exhibit 10.87 on Form 8-K, filed with the SEC on February 21, 2006.

10.88	Quarterly & Annual Incentive Plan for Non-Officer Employees (2006), which is hereby incorporated by reference to Exhibit 10.88 on Form 8-K, filed with the SEC on February 21, 2006. +

10.89	Director Compensation Structure, effective May 22, 2006, which is hereby incorporated by reference to Exhibit 10.89 on Form 8-K, filed with the SEC on February 21, 2006. +

10.90	Ninth Amendment to Agreement, dated March 2, 2006, between John M. Bachman, Inc. and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.90 on Form 8-K, filed with the SEC on March 8, 2006.*

14.1	Code of Business Conduct and Ethics, which is hereby incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K of Charles & Colvard for the year ended December 31, 2003.

14.2	Code of Ethics for Senior Financial Officers, which is hereby incorporated by reference to Exhibit 14.2 to the Annual Report on Form 10-K of Charles & Colvard for the year ended December 31, 2003.

21.1	Schedules of Subsidiaries

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The registrant has requested that certain portions of this exhibit be given confidential treatment.
+	Denotes a management contract or compensatory plan or arrangement.
++	Denotes filed herewith