Form 10-Q
period 2006-03-31
CHARLES & COLVARD LTD
filed 2006-05-09
CIK 1015155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

As of April 30, 2006 there were 18,235,050 shares outstanding of the Registrant’s Common Stock, no par value per share.

Charles & Colvard, Ltd. and Subsidiary

Part I. FINANCIAL INFORMATION

Item 1: Financial Statements

Charles & Colvard, Ltd. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Net sales	$8,016,833	$11,218,765
Cost of goods sold	2,109,743	4,266,759

Gross profit	5,907,090	6,952,006

Operating expenses:
Marketing and sales	2,520,791	2,328,500
General and administrative	1,030,685	1,173,425
Research and development	20,596	65,665

Total operating expenses	3,572,072	3,567,590

Operating income	2,335,018	3,384,416

Interest income	205,022	69,419

Income before income taxes	2,540,040	3,453,835

Income tax expense	1,015,793	1,441,887

Net income	$1,524,247	$2,011,948

Net income per share (Note 10):
Basic	$0.08	$0.11

Diluted	$0.08	$0.11

Weighted-average common shares:
Basic	18,311,753	17,736,528

Diluted	18,923,677	18,499,164

Share and per share data for all periods presented have been adjusted to reflect the effect of the 5% stock dividend distributed on July 15, 2005 and the one share for every four shares owned stock split, effected in the form of a 25% stock dividend, distributed on January 30, 2006.

See Notes to Condensed Consolidated Financial Statements.

Charles & Colvard, Ltd. and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2006	December 31, 2005
Assets
Current Assets:
Cash and equivalents	$20,925,516	$21,003,551
Accounts receivable (Note 3)	9,619,729	11,236,486
Interest receivable	50,131	46,417
Notes receivable	324,811	250,272
Inventory (Note 4)	26,596,295	23,168,028
Inventory on consignment (Note 5)	2,218,586	2,446,722
Prepaid expenses	550,116	571,277
Deferred income taxes	556,055	600,665

Total current assets	60,841,239	59,323,418

Long Term Assets:
Note receivable	160,215	263,710
Furniture and equipment, net	528,985	496,336
Patent and license rights, net	289,784	298,524
Deferred income taxes	2,268,431	3,156,238

Total long term assets	3,247,415	4,214,808

Total assets	$64,088,654	$63,538,226

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable:
Cree, Inc.	$2,135,727	$1,341,187
Other	1,223,077	1,591,600
Accrued payroll	270,674	1,050,013
Accrued co-op advertising	623,821	1,364,007
Accrued expenses and other liabilities	253,082	225,801

Total current liabilities	4,506,381	5,572,608

Commitments and contingencies (Note 7)

Shareholders’ Equity
Common stock, no par value	57,828,383	57,785,576
Additional paid-in capital—stock options	5,362,645	5,313,044
Accumulated other comprehensive loss—foreign currency translation	(2,851)	(2,851)
Accumulated deficit	(3,605,904)	(5,130,151)

Total shareholders’ equity	59,582,273	57,965,618

Total liabilities and shareholders’ equity	$64,088,654	$63,538,226

See Notes to Condensed Consolidated Financial Statements.

Charles & Colvard, Ltd. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Operating Activities:
Net income	$1,524,247	$2,011,948
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,050	59,040
Stock based compensation	(20,393)	115,596
Loss on disposal of long term assets	—	10,224
Provision for deferred income taxes	1,015,550	1,441,658
Excess tax benefits from share based payment arrangements	(83,133)	—
Change in operating assets and liabilities:
Net change in assets	(1,565,927)	(2,274,705)
Net change in liabilities	(1,079,366)	(407,572)

Net cash provided by (used in) operating activities	(155,972)	956,189

Investing Activities:
Purchase of furniture and equipment	(75,209)	(55,653)
Payments for patent and license rights	(1,750)	(509)
Proceeds from sale of long term assets	—	15,354
Advance to Norstel AB	—	(400,000)
Payments received on notes receivable	28,956	—

Net cash used in investing activities	(48,003)	(440,808)

Financing Activities:
Stock options exercised	67,087	117,917
Payment of cash dividends	(24,280)	—
Excess tax benefits from share-based payment arrangements	83,133	—

Net cash provided by financing activities	125,940	117,917

Net change in cash and equivalents	(78,035)	633,298

Cash and equivalents, beginning of period	21,003,551	12,873,847

Cash and equivalents, end of period	$20,925,516	$13,507,145

Supplemental Schedule of Cash Flow Data:
Cash paid for income taxes	$9,000	$6,000

See Notes to Condensed Consolidated Financial Statements.

Charles & Colvard, Ltd. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all normal recurring adjustments which are necessary for the fair presentation of the results of the interim periods presented. Interim results are not necessarily indicative of results for the year. These financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2005, as set forth in the Company’s Form 10-K, filed with the Securities and Exchange Commission on March 10, 2006.

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

All of the Company’s activities are within a single business segment. The following tables present certain data by geographic area:

Net Sales (based on destinations of our shipments)	Three Months Ended March 31,
	2006	2005
United States	$7,071,131	$10,531,627
International	945,702	687,138

Total	$8,016,833	$11,218,765

Furniture and equipment, net	March 31, 2006	December 31, 2005
United States	$471,416	$436,060
International (all in Asia)	57,569	60,276

Total	$528,985	$496,336

2. Summary of Significant Accounting Policies

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (FAS) No. 123R, Share-Based Payment, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company adopted FAS No. 123R using the modified-prospective method which requires compensation cost to be recorded for all unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no restatement of prior periods. The Company uses the Black-Scholes-Merton valuation model to determine the fair value of stock options. The fair value of other stock compensation awards is determined by the market price of the Company’s common stock on the date of grant. The expense associated with stock-based compensation is recognized on a straight line basis over the service period of each award.

Prior to 2006, the Company measured compensation costs related to stock options and other stock-based compensation awards to employees using the intrinsic value of the equity instrument granted (i.e., the excess of the market price of the stock to be issued over the exercise price of the equity instrument at the date of grant) rather than the fair value of the equity instrument. Accordingly, because the stock option grant price for employees equaled the market price on the date of grant, no compensation expense was recognized by the Company for stock options awarded to employees. The only stock-based compensation recorded by the Company prior to 2006 was due to stock options granted to outside consultants. The Company has accounted for stock options granted to consultants using the fair value method for all periods presented.

The following table summarizes the components of the Company’s stock-based compensation included in reported net income:

	Three Months Ended March 31,
	2006	2005
Employee Stock Options	$24,304	$—
Consultant Stock Options	(62,573)	115,596
Restricted Stock Awards	17,876	—
Income Tax Expense (Benefit)	10,859	(44,567)

Total	$(9,534)	$71,029

In addition, $4,737 of stock-based compensation was capitalized as an indirect cost of inventory during the three months ended March 31, 2006. Negative compensation cost was recognized during the three months ended March 31, 2006 due to a reduction in the fair value of certain stock awards issued to consultants.

The Company has estimated that approximately 26,000 shares of restricted stock would be earned under the Management Incentive Plan (2006) based on the Company’s performance for the three months ended March 31, 2006 and recorded compensation expense of $17,876 for the fair value of these awards at March 31, 2006. These restricted stock awards are earned based on the 2006 results of the Company in total for net sales, net income, and certain key objectives set by the Company. The awards will be issued following the audit of the Company’s 2006 annual financial statements (early 2007) and will vest at the end of three years following their issuance. The fair value of these awards will be recalculated at each interim reporting date before the grant date and then measured for the final time on the day of grant. Based on the measurement at March 31, 2006, the unrecognized compensation expense related to these restricted stock awards is approximately $268,000, which will be amortized from 2006 through the vesting date in early 2010. This amount is based on the interim measurement of the awards at March 31, 2006 and will change based on subsequent measurements at each reporting date until the grant date in early 2007.

As of March 31, 2006, the unrecognized stock-based compensation expense related to non-vested stock options is approximately $659,000, which is expected to be recognized over a weighted average period of approximately 35 months. The number of employee options granted during the three months ended March 31, 2006 and 2005 were 109,174 and 193,162, respectively. The fair value of employee options granted during the three month periods ended March 31, 2006 and 2005 was $688,000 and $1,067,000, respectively.

Had compensation expense prior to January 1, 2006 for all stock based compensation been determined consistent with the provisions of FAS 123, rather than APB Opinion No. 25, the Company’s net income and income per share for the three months ended March 31, 2005 would have been recorded to the pro forma amounts indicated below. Disclosures for the period ended March 31, 2006 are not presented because the amounts for share-based compensation has been recognized in the condensed consolidated financial statements for the three-months then ended.

Three Months Ended March 31, 2005
Net income:
As reported	$2,011,948
Deduct – total stock-based compensation expense under fair value method for awards not included in reported net income, net of income tax	888,200

Pro forma net income	$1,123,748

Basic net income per share:
As reported	$0.11

Pro forma	$0.06

Diluted net income per share
As reported	$0.11

Pro forma	$0.06

The fair value of each option grant is estimated on the grant date using a Black-Scholes-Merton option pricing model. The valuations of options granted during the three months ended March 31, 2006 and 2005 were based on the following assumptions:

	Three Months Ended March 31,
	2006	2005
Weighted-average grant date fair value	$6.54	$5.72
Weighted-average expected lives (in years)	4.07	6.27
Weighted-average risk-free interest rate	4.58%	4.32%
Dividend yield	0%	0%
Volatility factor	.641	.886

The expected life of an option represents the estimated period of time until exercise occurs and the Company generally uses the midpoint of the vesting period and the life of the grant to estimate the expected life of an option. This methodology is not materially different from the Company’s historical data on exercise timing. The risk-free interest rate is based on the implied yields on U.S. Treasury zero-coupon issues over the expected life of the option. Although the Company has recently issued dividends, a dividend yield was not used due to the uncertainty of future dividend payments. Expected volatility is based on the historical volatility of the Company’s stock.

3. Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash equivalents and trade receivables. The Company maintains cash and cash equivalents with high quality financial institutions and invests in low risk securities, primarily money market funds.

Trade receivables potentially subject the Company to credit risk. The Company’s standard payment terms for jewel distributors are generally between 30 and 60 days and for jewelry manufacturers are generally between 60 to 90 days. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history and generally does not require collateral. One customer accounted for 72% and 71% of the Company’s receivables at March 31, 2006 and December 31, 2005, respectively and for 43% and 32% of the Company’s sales during the three months ended March 31, 2006 and 2005, respectively. A second customer accounted for 17% and 20% of the Company’s receivables at March 31, 2006 and December 31, 2005, respectively and for 29% and 54% of the Company’s sales for the three months ended March 31, 2006 and 2005, respectively.

4. Inventory

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

The Company currently sells one grade of jewel. The grade is classified as “very good” and consists of near-colorless jewels that meet certain standards. Only “very good” jewels are valued in inventory. There is a substantial amount of jewels, including colored jewels, that have not met the Company’s quality standards and are not valued in inventory. As market conditions change, including the influences of customer demand, there may be a market for a portion of this unvalued inventory that management may pursue in the future.

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

Finished goods are reflected net of a reserve for excess jewelry inventory of $90,000 at March 31, 2006 and $95,000 at December 31, 2005. The Company does not actively market its jewelry inventory. Jewelry inventory value is determined as the amount we would obtain by melting the gold in the jewelry and putting the jewels back into loose stone inventory. In addition, finished goods are shown net of a lower of cost or market reserve of $400,000 at March 31, 2006 and December 31, 2005. This reserve was established to allow for the carat weight loss associated with the re-cutting of a portion of the finished goods inventory. There are certain shapes and sizes of jewels in inventory that may be re-cut to achieve higher quality standards. These jewels can be re-cut into shapes and sizes that have a higher demand without the purchase of additional raw material. The need for adjustments to these reserves is evaluated on a period by period basis. The Company’s inventories consist of the following as of March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31 2005
Raw materials	$1,634,210	$1,526,099
Work-in-process	12,191,138	9,026,266
Finished goods	12,770,947	12,615,663

Total Inventory	$26,596,295	$23,168,028

5. Inventory on Consignment

Periodically, the Company sells jewels to customers on “memo” terms. For shipments on “memo” terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. The Company does not recognize revenue on these transactions until the earlier of (1) the customer informing the Company that it will keep the jewels or (2) the expiration of the memo period. Jewels shipped to customers on “memo” are classified as inventory on consignment on the Company’s consolidated balance sheets. The $2,219,000 of inventory on consignment at March 31, 2006 represents potential revenue of $10,210,000 and potential gross profit of $7,991,000 based on the average cost per carat of inventory at March 31, 2006.

6. Common Stock

In March 2006, the Board of Directors authorized a repurchase program for up to 1,000,000 shares of the Company’s common stock. Repurchases will be made in the open market at prevailing prices or in privately negotiated transactions at prices at or below prevailing open market prices. This program expires in March 2007. No shares were repurchased under this program during the three months ended March 31, 2006. As of April 30, 2006, 114,000 shares were repurchased under the program at an average price of $9.82.

7. Commitments and Contingencies

Operating Leases

In March 2004, the Company entered into a seven year lease, beginning in August 2004, for approximately 16,500 square feet of mixed use space from an unaffiliated third party at a base cost of $11,727 per month, plus additional rentals based on the Company’s proportionate share of the lessor’s operating costs. Terms of the lease provide for escalations of the base monthly rent throughout the lease term, up to $13,546 at August 1, 2010. The lease also provides for twelve different months (August 2004-September 2004 and August 2005-May 2006) throughout the term where no rent will be payable and a $74,000 moving allowance that was paid to the Company. At the Company’s discretion, the lease can be extended for three successive five year periods. Finally, the lease provides the Company the right to terminate the lease at the end of five years for $192,000.

The Company also maintains other operating leases in Hong Kong and China that expire at various dates from April 2006 to February 2008.

The future minimum lease payments of the Company are as follows: $178,000 for the remainder of 2006, $219,000 in 2007, $161,000 in 2008, $157,000 in 2009, $160,000 in 2010 and $95,000 in 2011, totaling $970,000. Rental expense incurred for operating leases for the three months ended March 31, 2006 and 2005 was $79,000 and $69,000, respectively.

Purchase Commitments

On June 6, 1997, the Company entered into an Amended and Restated Exclusive Supply Agreement (“Exclusive Supply Agreement”) with Cree, Inc. (“Cree”). The Exclusive Supply Agreement had an initial term of ten years which in 2005 was extended for an additional ten years to July 2015. In connection with the Exclusive Supply Agreement, the Company has committed to purchase a minimum of 50% (by dollar volume) of its requirements for silicon carbide (SiC) crystals from Cree. If the Company’s orders require Cree to expand beyond specified production levels, the Company must commit to purchase certain minimum quantities. In February 2006, the Company agreed with Cree on a framework for purchases for 2006. The Company is obligated to purchase a minimum quantity of usable material on a quarterly basis if Cree meets certain minimum quality levels. For each quarter during 2006, the Company has committed to purchase approximately $3,600,000 of raw material, assuming the quality of material is consistent with that received in 2005. During the three months ended March 31, 2006, we purchased approximately $4,100,000 from Cree.

In February 2005, the Company signed an Exclusive Supply Agreement with Norstel AB (formerly Jesperator AB) for the supply of SiC crystals for use in the manufacturing of moissanite jewels. The initial term of the contract is for three years, and includes minimum purchase commitments of usable material of approximately $3,700,000, of which approximately $325,000 will be expensed as research and development when the material is received. The agreement gives the Company the exclusive right to purchase SiC crystals from Norstel for the purpose of fabricating, distributing or selling faceted jewels. In addition, the Company has advanced $400,000 to Norstel towards the purchase of certain equipment. This advance is scheduled to be repaid starting July 2006 through a 35% reduction on the invoices for subsequent purchases of SiC crystals. The minimum purchase commitment during 2006 is approximately $400,000, of which approximately $100,000 will be expensed as research and development. The agreement provides the Company an option to extend the term of the agreement for a four year period.

In November 2005, the Company entered into an Exclusive Supply Agreement with Intrinsic Semiconductor, Inc. for the supply of SiC crystals for use in the manufacturing of moissanite jewels. The initial term of the contract is for two years, and includes minimum purchase commitments of usable materials of approximately $2,200,000, subject to Intrinsic Semiconductor meeting minimum quality standards. The agreement gives the Company the exclusive right to purchase SiC crystals from Intrinsic Semiconductor for the purpose of fabricating, distributing or selling faceted jewels.

Contingencies

The Company is currently conducting test distribution via one-day trunk shows with a nationally recognized fine jeweler. In support of the test distribution at this jeweler, the Company agreed with its manufacturer to purchase all unsold items after the test period if the stores do not continue with a moissanite program. Even in such an event, the Company will only purchase the jewelry if the manufacturer is unable to sell the jewelry through other retail outlets after a set period of time. The jewels involved in this test distribution are on consignment to the manufacturer. If all of the jewelry is not sold, it is estimated that the maximum amount for which the Company would be obligated is approximately $260,000 for the gold and labor portion of the jewelry.

8. Dividends

On May 23, 2005, the Company declared a $0.038 per share cash dividend and a 5% stock dividend both distributed on July 15, 2005. Pursuant to these dividends, total cash of $699,309 and 859,457 shares of common stock were distributed to shareholders on July 15, 2005. The stock dividend provided shareholders as of the record date with one share for every 20 shares owned and cash in lieu of fractional shares.

On December 21, 2005, the Company declared a one share for every four shares owned stock split, effected in the form of a 25% stock dividend, distributed on January 30, 2006. Pursuant to this transaction, 3,658,999 shares of our common stock were distributed to shareholders on January 30, 2006. The stock dividend provided shareholders as of the record date one share for every four shares owned and $24,280 of cash was paid in lieu of fractional shares.

All share and per share amounts for all periods presented in these financial statements and footnotes have been retroactively restated to reflect the effect of both the 5% stock dividend and the stock split transactions.

On April 18, 2006, the Company declared a $0.08 per share cash dividend to be distributed on June 15, 2006 to shareholders of record on May 31, 2006.

9. Stock-Based Compensation Plans

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

In 1997, the Company adopted the 1997 Omnibus Stock Plan of Charles & Colvard, Ltd., (the “1997 Omnibus Plan”). The 1997 Omnibus Plan authorizes the Company to grant stock options, stock appreciation rights and restricted awards (collectively, “awards”) to selected employees, independent contractors and directors of the Company and related corporations in order to promote a closer identification of their interests with those of the Company and its shareholders. The maximum number of shares of common stock for which awards may be granted under the 1997 Omnibus Plan may be increased from time to time to a number of shares equal to (i) 20% of the shares of common stock outstanding as of that time less (ii) the number of shares of common stock subject to outstanding options under the 1996 Option Plan. The number of shares reserved for issuance under the 1997 Omnibus Plan may also be adjusted upon certain events affecting the Company’s capitalization. The Board of Directors has reserved 2,271,821 shares for issuance under the 1997 Omnibus Plan. All options granted under the 1997 Omnibus Plan have an exercise price equal to the market price of our common stock on the date the option is granted. Options granted to employees under the 1997 Omnibus Plan generally vest over three years and have terms of up to 10 years, with the exception of options granted in 2005 under the Executive Compensation Plan that vested immediately and options granted in 2006 under the Executive Compensation Plan that vest at the end of 3 years. Options granted to the Board of Directors under the 1997 Omnibus Plan generally vest over one year and have terms of up to 10 years. The terms on options granted to outside consultants vary depending on the specific grant, but the terms will be no longer than 10 years.

The following is a summary of activity for the Company’s two stock option plans:

	1996 Option Plan		1997 Omnibus Plan
	Number Of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding, December 31, 2005	64,296	$3.18	1,140,683	$6.20
Granted	—	—	109,174	12.34
Exercised	(13,977)	2.05	(8,157)	4.71
Canceled	—	—	(990)	6.67

Outstanding, March 31, 2006	50,319	$3.49	1,240,710	$6.75

The following summarizes information about stock options outstanding at March 31, 2006:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Outstanding as of 3/31/2006	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable as of 3/31/2006	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Outstanding as of 3/31/2006	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
1,291,029	4.7	$6.62	1,087,943	5.0	$5.64	1,287,173	4.6	$6.60

The aggregate intrinsic value of options outstanding, exercisable, vested or expected to vest at March 31, 2006 was $4,995,468, $5,278,196 and $5,284,640, respectively. This amount is before applicable income taxes and is based on the closing stock price of the Company’s common stock at March 31, 2006. This amount represents the amount that would have been received by the optionees had all options been exercised on that date. During the three months ended March 31, 2006 and 2005, the aggregate intrinsic value of options exercised was $229,066 and $50,588, respectively.

10. Net Income Per Share

The Company reports its net income per share in accordance with FAS No. 128, Earnings Per Share, which requires the presentation of both basic and diluted earnings per share, regardless of materiality, unless per share amounts are equal. Basic net income per share computations are based on the weighted-average common shares outstanding. Diluted net income per share computations include the dilutive effect, if any, of stock options using the treasury stock method. The following table reconciles the differences between the basic and diluted earnings per share presentations:

	Three Months Ended March 31,
	2006	2005
Numerator:
Net income	$1,524,247	$2,011,948
Denominator:
Weighted Average Shares Outstanding
Basic	18,311,753	17,736,528
Stock Options	611,924	762,636

Diluted	18,923,677	18,499,164

Net Income Per Share:
Basic	$0.08	$0.11

Diluted	$0.08	$0.11

For the three months ended March 31, 2006 and 2005, stock options to purchase approximately 12,000 and 221,000 shares, respectively, were excluded from the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares.

11. Newly Adopted Accounting Pronouncements

In December 2004, FAS No. 123R, Share-Based Payments, was issued, as a revision to FAS No. 123, Accounting for Stock-Based Compensation. This statement superceded APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FAS No. 95, Statement of Cash Flows. Generally, the approach in FAS No. 123R is similar to the approach described in FAS No. 123; however, FAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. FAS No. 123R also requires the benefits of income tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under FAS No. 95.

FAS No. 123R was adopted by the Company on January 1, 2006. Prior to that date, the Company accounted for share-based payments to employees using the intrinsic value method in accordance with APB Opinion No. 25 and, since the Company granted employee stock options with an exercise price that was equivalent to market value at the date of grant, the Company generally recognized no compensation cost for employee stock options. Had the Company adopted FAS No. 123R in prior periods, the impact of that standard would have approximated the impact of FAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 of these condensed consolidated financial statements.

As a result of the adoption of FAS No. 123R, the company recorded compensation expense due to stock-based employee compensation awards during the three months ended March 31, 2006 of $42,180 in operating expenses, which is before an income tax benefit of $11,850, resulting in a decrease to net income of $30,330. There was no effect on earnings per share. In addition, there was $4,737 of stock-based employee compensation capitalized as indirect inventory costs during the three months ended March 31, 2006. There was no change in the way the Company accounted for stock options granted to consultants.

The Company receives an income tax deduction for certain stock option exercises when the options are exercised, generally for the excess of the stock price on the date of exercise over the option price. Prior to the adoption of FAS No. 123R, the Company presented all tax benefits resulting from the exercise of stock options as an operating cash inflow in our Statement of Cash Flows. FAS No. 123R requires the benefits of tax deductions in excess of the grant date fair value for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. The income tax benefits from the exercise of stock options during the three months ended March 31, 2006 have been reflected as “Excess tax benefits from share-based payment arrangements” on the Condensed Consolidated Statement of Cash Flows. For the three months ended March 31, 2006, such amount was $83,133, resulting in a decrease in cash from operations and increase in cash provided by financing activities of this amount.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These forward-looking statements represent our judgment on future events. Our business is subject to business and economic risks and uncertainties that could cause our actual performance and results to differ materially from those expressed or implied by any of the forward-looking statements included herein. These risks and uncertainties include but are not limited to the Company’s ability to manage growth effectively, dependence on Cree, Inc. (“Cree”) as the current supplier of the substantial majority of the raw material and risks inherent in developing a material second source of supply through Norstel AB and Intrinsic Semiconductor, Inc., dependence on a limited number of distributors such as K&G Creations, Reeves Park and Stuller Settings, Inc., dependence on continued growth and consumer acceptance of the Company’s products, in addition to the other risks and uncertainties described under the heading “Business Risks” in our Form 10-K for the year ended December 31, 2005 which was filed with the Securities and Exchange Commission on March 10, 2006, and other filings with the Securities and Exchange Commission.

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

During 2005, our goal was to increase revenue through an increased investment in sales and marketing expenses, while maintaining profitability. Our sales during 2005 were 82% higher than sales in 2004, while our sales and marketing expenses were 68% higher than 2004. Our sales in 2005 were favorably impacted by our expanding relationships with two major jewelry retailers, JCPenney and Finlay Enterprises, Inc. In a joint effort with our manufacturing customer, Reeves Park, we launched a Charles & Colvard moissanite jewelry category at 462 JCPenney retail locations in October 2004. In March 2005, JCPenney began offering moissanite in 241 additional stores. While the majority of the distribution at JCPenney is through asset purchase, current distribution consists of a mixture of asset purchase and consignment. Finlay, supplied by our manufacturing customer K&G Creations, operates leased department store jewelry locations in chains such as Boston Store, Macy’s, Dillard’s, Bloomingdale’s, Belks and Marshall Fields. Finlay initially offered moissanite jewelry in 31 stores on February 28, 2005. As of March 31, 2006, moissanite jewelry is available at approximately 219 Finlay leased department store jewelry counters. While the distribution at Finlay is through asset purchase, consignment is being used for special promotions, such as “trunk shows”.

During 2005, we conducted test distribution at two national fine jewelry stores via one-day trunk show events. Helzberg Jewelers, a 260+ store fine jewelry chain, began testing moissanite jewelry in September 2005 and Gordon’s Jewelers, a 285+ store fine jewelry division of Zale Corporation, began testing in October 2005. Based on the results of the test distribution, Helzberg began an in-case program of fine moissanite jewelry during the three months ended March 31, 2006. As of April 24, 2006, moissanite jewelry was in approximately 161 Helzberg locations. The tests at Gordon’s will continue through the first half of 2006. Additionally, other divisions of the Zale Corporation that are scheduling trunk shows in 2006 are the 105 store Zale Outlet chain in the U.S. and Peoples Jewelers, a 160 store chain owned by Zale-Canada. The Zale Outlet chain will also begin an in-case program in 20 of its stores during the second quarter of 2006.

Our goal for 2006 is to grow revenue while remaining profitable by increasing awareness and demand for our jewel, moissanite. Our domestic sales and marketing efforts will be focused towards increasing moissanite awareness and desire for ownership at the consumer level. Our efforts will include, but not be limited to, increased consumer advertising, a new and expanded public relations effort headed by a new public relations firm, continuous sales training for the sales associates at the retail level, and individually tailored efforts for specific retailers.

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

Sales for the first quarter of 2006 were 29% less than sales achieved during the first quarter of 2005 primarily due to lower sales to K&G Creations, as discussed below in “Results of Operations”. Net income was 29% less in the first quarter of 2006 versus the same period of 2005 due to the decrease in gross profit resulting from the decreased sales partially offset by an 11.7 percentage point increase in the gross profit percentage.

Results of Operations

The following table is intended to illustrate a tabular analysis of certain Consolidated Statement of Operations data as a percentage of sales for both periods presented. A detailed explanation of our results of operations follows this table:

	Three Months Ended March 31,
	2006		2005
Sales	100%	$8,016,833	100%	$11,218,765
Gross profit	74%	5,907,090	62%	6,952,006
Marketing and sales expenses	31%	2,520,791	21%	2,328,500
General and administrative expenses	13%	1,030,685	10%	1,173,425
Operating income	29%	2,335,018	30%	3,384,416
Net income	19%	1,524,247	18%	2,011,948

Three Months ended March 31, 2006 compared with Three Months ended March 31, 2005

Net sales were $8,016,833 for the three months ended March 31, 2006 compared to $11,218,765 for the three months ended March 31, 2005, a decrease of $3,201,932 or 29%. Shipments of moissanite jewels, excluding consigned jewels, decreased 28% to approximately 47,000 carats from 65,000 carats. The average selling price per carat decreased by 4% due to a product mix in which a greater percentage of smaller size jewels, which have a lower price per carat, were sold. U.S. sales accounted for approximately 88% and 94% of sales during the three months ended March 31, 2006 and 2005, respectively.

U.S. net sales and carat shipments, excluding consigned jewels, decreased by 33% and 31%, respectively, for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Decreased U.S. carat shipments are due primarily to decreased sales to K&G Creations. During the three months ended March 31, 2005, K&G Creations placed significant orders for the initial rollout of moissanite jewelry for Finlay Enterprises. Due to the Federated-May Company merger, Finlay’s leased department store retail counters and distribution of moissanite decreased by approximately 20% in the fourth quarter of 2005. Although the number of counters containing moissanite jewelry at Finlay started to increase again in the first quarter of 2006 following the fourth quarter decrease, orders from K&G were down by approximately 62% as compared to the first quarter of 2005. Our shipments to all other customers on a combined basis during the three months ended March 31, 2006 reflected positive volume growth of approximately 11%. Our two largest customers, Reeves Park (the supplier to JCPenney) and K&G Creations (the supplier to Finlay), accounted for 43% and 29%, respectively, of our sales during the three months ended March 31, 2006 as compared to 32% and 54%, respectively, for the first quarter of 2005. We expect that, at least in the short-term, we will remain dependent on our ability and that of our manufacturing customers to maintain and enhance the JCPenney and Finlay programs. K&G has indicated that it remains committed to moissanite jewelry and has announced the introduction of an exclusive collection of jewelry featuring Sarah Ferguson, the Duchess of York, which it expects to introduce through Finlay in 2006. While we believe our current relationships with these customers and retailers are good, a loss of any of these customer or retailer relationships could cause a material adverse effect on our results of operations.

International net sales and carat shipments increased by 38% and 37%, respectively, for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The increase resulted primarily from increased sales into Indonesia, United Kingdom, and India, partially offset by decreased sales into Thailand.

Our gross profit margin was 73.7% for the three months ended March 31, 2006 compared to 62.0% for the three months ended March 31, 2005. The increased gross profit margin percentage was primarily caused by lower production costs in the FIFO period relieved from inventory in the three months ended March 31, 2006 compared to the production costs for the related inventories sold in the three months ended March 31, 2005, partially offset by a 4% decrease in the average selling price per carat caused by a product mix in which a greater percentage of smaller size jewels, which have a lower price per carat, were sold. Future gross profit margins will fluctuate based upon the costs being relieved from inventory under our first-in, first-out accounting policy and our average selling price per carat. Depending on the sizes shipped in any specific period, we expect that our gross profit margin percentage going forward will fall in a range between the mid to high 60 percentages and the low to mid 70 percentages.

Marketing and sales expenses were $2,520,791 for the three months ended March 31, 2006 compared to $2,328,500 for the three months ended March 31, 2005, an increase of $192,291 or 8%. As a percentage of sales, these expenses increased to 31% from 21% in the same period of 2005. The primary reasons for the increase in expenses were $121,000 of increased advertising and $309,000 of increases in other expenditures used to promote customer sales opportunities, partially offset by $249,000 of decreased compensation costs. The increase in other expenditures to promote customer sales opportunities relates primarily to increases in travel costs, market research fees, and trade show costs.

General and administrative expenses were $1,030,685 for the three months ended March 31, 2006 compared to $1,173,425 for the three months ended March 31, 2005, a decrease of $142,740 or 12%. As a percentage of sales these expenses increased to 13% from 10% in the same period of 2005. The decrease in expenses was primarily due to $124,000 of decreased compensation costs. Decreased compensation costs are primarily due to less cost accrued under our management incentive plan in 2006 versus the same period in 2005, partially offset by increases in other compensation.

Interest income was $205,022 for the three months ended March 31, 2006 compared to $69,419 for the three months ended March 31, 2005, an increase of $135,603 or 195%. This increase resulted from a higher interest rate earned on our cash balances, as well as larger average cash balances.

Our effective income tax rate for the three months ended March 31, 2006 was 40% compared to 42% for the three months ended March 31, 2005. Our statutory tax rate consists of the Federal income tax rate of 34% and the state income tax rate of 4.5%, net of the federal benefit. Our effective income tax rate is higher than our statutory rate primarily due to our inability to currently recognize an income tax benefit for our operating losses in Hong Kong and China. We cannot recognize this income tax benefit due to the uncertainty of generating sufficient future taxable income in these tax jurisdictions to offset the existing losses. Our effective income tax rate is lower than the same period in 2005 primarily due to a reduction in state income tax expense caused by a change in the apportionment of taxable income among state jurisdictions.

Liquidity and Capital Resources

At March 31, 2006, we had approximately $20.9 million of cash and cash equivalents and $56.3 million of working capital. Cash and inventory account for 82% of our current assets. Our principal sources of liquidity are cash on hand and cash generated by operations. During the three months ended March 31, 2006, $155,972 of cash was used by operations. The primary reasons for the decrease in cash provided by operating activities were a $3,200,131 increase in inventory and a decrease in current liabilities of $1,066,227, partially offset by pretax income of $2,540,040 and a decrease in accounts receivable of $1,616,757. We purchased $4.1 million of raw material during the three months ended March 31, 2006 and are building inventory to prepare for anticipated future sales growth. The decrease in current liabilities is primarily due to the payment of 2005 bonuses under the 2005 Management Incentive Plan and a decrease in accrued co-op advertising. Our co-op advertising program reimburses a portion of our customers’ marketing costs based on the amount of their purchases from us, and is subject to the customer providing us documentation of all advertising copy that includes the Company’s products. This program runs on a calendar year basis and all 2005 accrued co-op advertising has been settled with our customers. The decrease in trade receivables was primarily due to lower sales in the three months ended March 31, 2006.

Income tax payments for the three months ended March 31, 2006 were limited to $9,000 due to the utilization of a portion of the Company’s net operating loss (“NOL”) carryforwards to offset the taxable income generated during that period by our U.S. operations. As of December 31, 2005, we had a U.S. NOL carryforward of approximately $4.6 million and a North Carolina NOL carryforward of approximately $9.6 million, which expire between 2012 and 2020. Federal and state income tax payments will be limited in future periods to primarily alternative minimum tax payments until the NOL carryforwards have been completely utilized.

Periodically, the Company sells jewels to customers on “memo” terms. For shipments on “memo” terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. The Company does not recognize revenue on these transactions until the earlier of (1) the customer informing the Company that it will keep the jewels or (2) the expiration of the memo period. Any jewels shipped to our customers on “memo” terms are classified as inventory on consignment on the Company’s consolidated balance sheets. The $2,219,000 of inventory on consignment at March 31, 2006 represents potential revenue of approximately $10,210,000 and potential gross profit of approximately $7,991,000 based on the average cost per carat of inventory at March 31, 2006.

Management considers its investment in inventory essential to be able to meet the orders of its expanding customer base and to fulfill requests from our customers for consigned inventory. It is management’s opinion that inventory turnover should increase due to forecasted sales increases, thereby not requiring a significant use of working capital. If the forecasted sales increases do not materialize, management expects to reduce its future raw material purchases.

On June 6, 1997, the Company entered into an Amended and Restated Exclusive Supply Agreement (“Exclusive Supply Agreement”) with Cree. The Exclusive Supply Agreement had an initial term of ten years which in 2005 was extended for an additional ten years to July 2015. In connection with the Exclusive Supply Agreement, the Company has committed to purchase a minimum of 50% (by dollar volume) of its requirements for SiC crystals from Cree. If the Company’s orders require Cree to expand beyond specified production levels, the Company must commit to purchase certain minimum quantities. In February 2006, we agreed with Cree on a framework for purchases for 2006. The Company is obligated to purchase a minimum quantity of usable material on a quarterly basis if Cree meets certain minimum quality levels. For each quarter during 2006, the Company has committed to purchase approximately $3,600,000 of raw material, assuming the quality of material is consistent with that received in 2005. We purchased $4,100,000 of material from Cree during the three months ended March 31, 2006.

In February 2005, we entered into an Exclusive Supply Agreement with Norstel AB (formerly Jesperator AB) for the supply of SiC crystals for use in the manufacturing of moissanite jewels. The initial term of the contract is for three years, and includes minimum purchase commitments of usable material of approximately $3,700,000, of which approximately $325,000 will be expensed as research and development when the material is received. In addition, the Company advanced $400,000 to Norstel AB in February 2005 towards the purchase of certain equipment. This advance is scheduled to be repaid starting July 2006 through a 35% reduction on invoices for subsequent purchases of SiC crystals over the initial term of the agreement. The minimum purchase commitment during 2006 is approximately $400,000, of which approximately $100,000 will be expensed as research and development.

In November 2005, we entered into an Exclusive Supply Agreement with Intrinsic Semiconductor, Inc. for the supply of SiC crystals for use in the manufacturing of moissanite jewels. The initial term of the contract is for two years, and includes minimum purchase commitments of usable material of approximately $2,200,000, subject to Intrinsic Semiconductor meeting minimum quality standards.

In May 2005, we entered into an eighth amendment to our agreement with John M. Bachman, Inc. (“JMB”), the supplier of the majority of the faceting services used by the Company. Pursuant to the terms of the amendment, the Company provided JMB with a cash advance of $135,000 that was used by JMB to expand its affiliate’s production facility and procure additional equipment and labor as needed to enable JMB and its affiliate to satisfy the requested increase in production volumes. The cash advance is being repaid to the Company through reduced charges for faceting services provided to the Company. As of March 31, 2006, the balance due to us on this advance is $85,026. We expect the advance to be completely repaid by the end of 2006.

On April 18, 2006, the Company declared a $0.08 per share cash dividend to be distributed on June 15, 2006 to shareholders of record on May 31, 2006. The Company expects to review the dividend policy on an annual basis and payment of future dividends will be dependent on the facts and circumstances at the time of that review.

Based on our cash and cash equivalents and other working capital, management believes that our existing capital resources are adequate to satisfy our capital requirements for at least the next 12 months.

Newly Adopted Accounting Pronouncements

In December 2004, FAS No. 123R, Share-Based Payments, was issued, as a revision to FAS No. 123, Accounting for Stock-Based Compensation. This statement supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FAS No. 95, Statement of Cash Flows. Generally, the approach in FAS No. 123R is similar to the approach described in FAS No. 123; however, FAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. FAS No. 123R also requires the benefits of income tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under FAS No. 95.

We adopted FAS No. 123R on January 1, 2006. Prior to the date of adoption, we accounted for share-based payments to employees using the intrinsic value method in accordance with APB Opinion No. 25, and, as such, generally recognized no compensation cost for employee stock options. Had we adopted FAS No. 123R in prior periods, the impact of that standard would have approximated the impact of FAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 of these condensed consolidated financial statements.

As a result of the adoption of FAS No. 123R, we recorded compensation expense due to stock-based employee compensation awards during the three months ended March 31, 2006 of $42,180 in operating expenses, which is before an income tax benefit of $11,850, resulting in a decrease to net income of $30,330. In addition, there was $4,737 of stock-based employee compensation capitalized as indirect inventory costs during the three months ended March 31, 2006. There was no change in the way we accounted for stock options granted to consultants.

We receive an income tax deduction for certain stock option exercises when the options are exercised, generally for the excess of the stock price on the date of exercise over the option price. Prior to the adoption of FAS No. 123R, we presented all tax benefits resulting from the exercise of stock options as an operating cash inflow in our Statement of Cash Flows. FAS No. 123R requires the benefits of tax deductions in excess of the grant date fair value for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. The income tax benefits from the exercise of stock options during the three months ended March 31, 2006 have been reflected as “Excess tax benefits from share-based payment arrangements” on the Condensed Consolidated Statement of Cash Flows. For the three months ended March 31, 2006, such amount was $83,133, resulting in a decrease in cash from operations and increase in cash provided by financing activities of this amount.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates has not changed significantly from our disclosure in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 4: Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of March 31, 2006, the Company’s Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that the information that the

Company is required to disclose in its Exchange Act reports was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Chief Executive Officer and Chief Financial Officer also concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Charles & Colvard did not make any purchases of its common stock during the three months ended March 31, 2006, however, an authorized repurchase program was adopted in March 2006.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly- Announced Plan	Maximum Number of Shares That May Yet be Purchased Under the Plan (1)
Jan 1, 2006 – Jan 31, 2006	—	—	—	—
Feb 1, 2006 – Feb 28, 2006	—	—	—	—
Mar 1, 2006 – Mar 31, 2006	—	—	—	1,000,000

Total for 2006	—	—	—	1,000,000

(1)	On March 27, 2006, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s common stock through open market or privately negotiated transactions at prices at or below prevailing prices. This plan expires on March 27, 2007.

Item 6: Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Charles & Colvard, Ltd.

Date: May 9, 2006	/s/ Robert S. Thomas
Robert S. Thomas
President & Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2006	/s/ James R. Braun
James R. Braun
Vice President of Finance & Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

EXHIBIT INDEX

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