Form 10-Q
period 2006-06-30
CHARLES & COLVARD LTD
filed 2006-08-01
CIK 1015155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

As of July 25, 2006 there were 18,104,729 shares outstanding of the Registrant’s Common Stock, no par value per share.

Charles & Colvard, Ltd. and Subsidiary

Part I. FINANCIAL INFORMATION

Item 1: Financial Statements

Charles & Colvard, Ltd. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	$8,513,270	$9,305,774	$16,530,103	$20,524,539
Cost of goods sold	2,126,440	3,225,884	4,236,183	7,492,643

Gross profit	6,386,830	6,079,890	12,293,920	13,031,896

Operating expenses:
Marketing and sales	3,594,676	3,834,712	6,115,467	6,163,212
General and administrative	1,104,411	902,903	2,135,096	2,076,328
Research and development	15,562	103,650	36,158	169,315

Total operating expenses	4,714,649	4,841,265	8,286,721	8,408,855

Operating income	1,672,181	1,238,625	4,007,199	4,623,041

Interest income	203,506	105,073	408,528	174,492

Income before income taxes	1,875,687	1,343,698	4,415,727	4,797,533

Income tax expense	779,891	603,517	1,795,684	2,045,404

Net income	$1,095,796	$740,181	$2,620,043	$2,752,129

Net income per share: (Note 10):
Basic	$0.06	$0.04	$0.14	$0.15

Diluted	$0.06	$0.04	$0.14	$0.15

Weighted-average common shares:
Basic	18,208,441	17,947,483	18,259,811	17,842,588

Diluted	18,728,997	18,898,625	18,829,721	18,663,901

Share and per share data for all periods presented reflect the effect of the 5% stock dividend distributed on July 15, 2005 and the one share for every four shares owned stock split, effected in the form of a 25% stock dividend, distributed on January 30, 2006.

See Notes to Condensed Consolidated Financial Statements.

Charles & Colvard, Ltd. and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2006	December 31, 2005
Assets
Current Assets:
Cash and equivalents	$15,634,459	$21,003,551
Accounts receivable (Note 3)	10,262,792	11,236,486
Interest receivable	34,800	46,417
Notes receivable	191,288	250,272
Inventory (Note 4)	29,225,446	23,168,028
Inventory on consignment (Note 5)	2,235,232	2,446,722
Prepaid expenses	582,749	571,277
Deferred income taxes	525,750	600,665

Total current assets	58,692,516	59,323,418

Long Term Assets:
Notes receivable	263,710	263,710
Furniture and equipment, net	551,542	496,336
Patent and license rights, net	289,922	298,524
Deferred income taxes	1,623,274	3,156,238

Total long term assets	2,728,448	4,214,808

Total assets	$61,420,964	$63,538,226

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable:
Cree, Inc.	$1,693,824	$1,341,187
Other	1,673,406	1,591,600
Accrued payroll	229,745	1,050,013
Accrued co-op advertising	953,457	1,364,007
Accrued expenses and other liabilities	240,517	225,801

Total current liabilities	4,790,949	5,572,608

Commitments and contingencies (Note 7)

Shareholders’ Equity
Common stock, no par value	53,651,874	57,785,576
Additional paid-in capital—stock options	5,491,100	5,313,044
Accumulated other comprehensive loss - foreign currency translation	(2,851)	(2,851)
Accumulated deficit	(2,510,108)	(5,130,151)

Total shareholders’ equity	56,630,015	57,965,618

Total liabilities and shareholders’ equity	$61,420,964	$63,538,226

See Notes to Condensed Consolidated Financial Statements.

Charles & Colvard, Ltd. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Operating Activities:
Net income	$2,620,043	$2,752,129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98,370	118,580
Share-based compensation	47,900	687,790
Loss on disposal of long-term assets	—	10,224
Provision for deferred income taxes	1,735,441	1,985,175
Excess tax benefits from share-based payment arrangements	(127,562)	—
Change in operating assets and liabilities:
Net change in assets	(4,810,511)	(757,156)
Net change in liabilities	(781,659)	790,410

Net cash provided by (used in) operating activities	(1,217,978)	5,587,152

Investing Activities:
Purchase of furniture and equipment	(135,029)	(98,862)
Patent and license rights costs	(9,945)	(1,302)
Proceeds from sale of long-term assets	—	29,962
Advance to Norstel A.B.	—	(400,000)
Advance to John M. Bachman, Inc.	—	(135,000)

Net cash used in investing activities	(144,974)	(605,202)

Financing Activities:
Proceeds from exercise of stock options	200,983	971,231
Payment of cash dividends	(1,480,360)	—
Excess tax benefits from share-based payment arrangements	127,562	—
Purchase of common stock	(2,854,325)	—

Net cash provided by (used in) financing activities	(4,006,140)	971,231

Net change in cash and equivalents	(5,369,092)	5,953,181
Cash and equivalents, beginning of period	21,003,551	12,873,847

Cash and equivalents, end of period	$15,634,459	$18,827,028

Supplemental Schedule of Cash Flow Data:
Cash paid for income taxes	$69,000	$66,000

Supplemental Non-Cash Investing Activity:
Reduction of notes receivable	58,984	—

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

All of the Company’s activities are within a single business segment. The following tables present certain data by geographic area:

	Three Months Ended June 30,
Net Sales (based on destinations of our shipments)	2006	2005
United States	$7,169,695	$8,462,596
International	1,343,575	843,178

Total	$8,513,270	$9,305,774

	Six Months Ended June 30,
Net Sales (based on destinations of our shipments)	2006	2005
United States	$14,240,825	$18,994,223
International	2,289,278	1,530,316

Total	$16,530,103	$20,524,539

Furniture and equipment, net	June 30, 2006	December 31, 2005
United States	$494,167	$436,060
International (All in Asia)	57,375	60,276

Total	$551,542	$496,336

2. Summary of Significant Accounting Policies

Share-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (FAS) No. 123R, Share-Based Payment, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company adopted FAS No. 123R using the modified-prospective method, which requires compensation cost to be recorded for all unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no restatement of prior periods. The Company uses the Black-Scholes-Merton valuation model to determine the fair value of stock options. The fair value of other stock compensation awards is determined by the market price of the Company’s common stock on the date of grant. The expense associated with share-based compensation is recognized on a straight line basis over the service period of each award.

Prior to 2006, the Company measured compensation costs related to stock options and other share-based compensation awards to employees using the intrinsic value of the equity instrument granted (i.e., the excess of the market price of the stock to be issued over the exercise price of the equity instrument at the date of grant) rather than the fair value of the equity instrument. Accordingly, because the stock option grant price for employees equaled the market price on the date of grant, no compensation expense was recognized by the Company for stock options awarded to employees. The only share-based compensation recorded by the Company prior to 2006 was due to stock options granted to outside consultants. The Company has accounted for stock options granted to consultants using the fair value method for all periods presented.

The following table summarizes the components of the Company’s share-based compensation included in reported net income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Employee Stock Options	$56,659	$—	$85,058	$—
Consultant Stock Options	—	572,194	(62,573)	687,790
Restricted Stock Awards	7,539	—	25,415	—
Income Tax Benefit	(14,772)	(220,604)	(4,635)	(265,171)

Total	$49,426	$351,590	$43,265	$422,619

In addition, $1,952 and $2,594 of share-based compensation was capitalized as a cost of inventory during the three and six months ended June 30, 2006, respectively. A $62,573 reduction in previously recognized compensation cost on consultant stock options was recognized during the six months ended June 30, 2006 due to a reduction in the fair value of stock awards issued to consultants.

As of June 30, 2006, the unrecognized share-based compensation expense related to non-vested stock options is approximately $610,000, which is expected to be recognized over a weighted average period of approximately 32 months.

At March 31, 2006, the Company had estimated that approximately 26,000 shares of restricted stock would be earned under the Management Incentive Plan (2006) based on the Company’s performance for the three months ended March 31, 2006 and recorded compensation expense of $17,876 for the fair value of these awards during the three months ended March 31, 2006. These restricted stock awards are earned based on the 2006 results of the Company in total for net sales, net income, and certain key objectives set by the Company. Based on the Company’s performance for the six months ended June 30, 2006, the Company now estimates that no shares of restricted stock will be earned under this plan. As a result, during the three months ended June 30, 2006 the Company reversed the $17,876 of compensation previously booked. If any awards end up being earned under this plan, these awards would be issued following the audit of the Company’s 2006 annual financial statements (early 2007) and would vest at the end of three years following their issuance. The fair value of these awards will be recalculated at each interim reporting date before the grant date and then measured for the final time on the day of grant.

In May 2006, the Company granted its non-employee board members 27,377 restricted stock awards. The board members cannot sell these shares until their one year term on the board expires in May 2007. The fair value of the restricted stock granted was $305,000 based on the closing market price of the Company’s common stock on May 19, 2006. These are the only restricted stock awards currently outstanding for the Company. As of June 30, 2006, unrecognized compensation expense related to non-vested restricted stock was $279,585 which will be amortized on a straight line basis through May 2007.

Had compensation expense prior to January 1, 2006 for all share-based compensation been determined consistent with the provisions of FAS 123, rather than APB Opinion No. 25, the Company’s net income and income per share for the three and six months ended June 30, 2005 would have been recorded to the pro forma amounts indicated below. Disclosures for the three and six months ended June 30, 2006 are not presented because the amounts for share-based compensation has been recognized in the condensed consolidated financial statements for these periods.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income:
As reported	$740,181	$2,752,129
Deduct – total stock based compensation expense under fair value method for all awards, net of income tax	94,813	983,013

Pro forma net income	$645,368	$1,769,116

Basic net income per share:
As reported	$0.04	$0.15

Pro forma	$0.04	$0.10

Diluted net income per share
As reported	$0.04	$0.15

Pro forma	$0.03	$0.09

The fair value of each option grant is estimated on the grant date using a Black-Scholes-Merton option pricing model. The valuations of options granted during the three and six months ended June 30, 2006 and 2005 were based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted-average grant date fair value	$7.08	$7.96	$6.54	$6.48
Weighted-average expected lives (in years)	6.00	3.25	4.09	5.47
Weighted-average risk-free interest rate	4.96%	3.80%	4.58%	4.18%
Dividend yield	0%	0%	0%	0%
Volatility factor	.871	.879	.642	.884

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

Comprehensive Income

There was no other comprehensive income for any of the periods presented in these condensed consolidated financial statements.

3. Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash equivalents and trade receivables. The Company maintains cash and cash equivalents with high quality financial institutions and invests in low risk securities, primarily money market funds.

Trade receivables potentially subject the Company to credit risk. The Company’s standard payment terms for jewel distributors are generally between 30 and 60 days and for jewelry manufacturers are generally between 60 to 90 days. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history and generally does not require collateral. One customer accounted for 68% and 71% of the Company’s receivables at June 30, 2006 and December 31, 2005, respectively and for 42% and 31% of the Company’s sales during the six months ended June 30, 2006 and 2005, respectively. A second customer accounted for 18% and 20% of the Company’s receivables at June 30, 2006 and December 31, 2005, respectively and for 28% and 51% of the Company’s sales for the six months ended June 30, 2006 and 2005, respectively.

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

Finished goods are reflected net of a reserve for excess jewelry inventory of $40,000 at June 30, 2006 and $95,000 at December 31, 2005. The Company does not actively market its jewelry inventory. Jewelry inventory value is determined as the amount we would obtain by melting the gold in the jewelry and putting the jewels back into loose stone inventory. During the three months ended June 30, 2006, this reserve was decreased as a portion of the jewelry inventory was sold. In addition, finished goods are shown net of a lower of cost or market reserve of $400,000 at June 30, 2006 and December 31, 2005. This reserve was established to allow for the carat weight loss associated with the re-cutting of a portion of the finished goods inventory. There are certain shapes and sizes of jewels in inventory that may be re-cut to achieve higher quality standards. These jewels can be re-cut into shapes and sizes that have a higher demand without the purchase of additional raw material. The need for adjustments to these reserves is evaluated on a period by period basis. The Company’s inventories consist of the following as of June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31 2005
Raw materials	$1,300,952	$1,526,099
Work-in-process	14,059,323	9,026,266
Finished goods	13,865,171	12,615,663

Total Inventory	$29,225,446	$23,168,028

5. Inventory on Consignment

Periodically, the Company sells jewels to customers on “memo” terms. For shipments on “memo” terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. The Company does not recognize revenue on these transactions until the earlier of (1) the customer informing the Company that it will keep the jewels or (2) the expiration of the memo period. Jewels shipped to customers on “memo” are classified as inventory on consignment on the Company’s consolidated balance sheets. The $2,235,000 of inventory on consignment at June 30, 2006 represents potential revenue of $9,859,000 and potential gross profit of $7,624,000 based on the average cost per carat of inventory at June 30, 2006.

6. Common Stock

In March 2006, the Board of Directors authorized a repurchase program for up to 1,000,000 shares of the Company’s common stock. Repurchases will be made in the open market at prevailing prices or in privately negotiated transactions at prices at or below prevailing open market prices. This program expires in March 2007. As of June 30, 2006, 280,000 shares have been repurchased under the program at an average price of $10.19.

7. Commitments and Contingencies

Operating Leases

In March 2004, the Company entered into a seven year lease, beginning in August 2004, for approximately 16,500 square feet of mixed use space from an unaffiliated third party at a base cost of $11,727 per month, plus additional rentals based on the Company’s proportionate share of the lessor’s operating costs. Terms of the lease provide for escalations of the base monthly rent throughout the lease term, up to $13,546 at August 1, 2010. The lease also provides for twelve different months (August 2004-September 2004 and August 2005-May 2006) throughout the term where no rent was payable and a $74,000 moving allowance that was paid to the Company. At the Company’s discretion, the lease can be extended for three successive five-year periods. Finally, the lease provides the Company the right to terminate the lease at the end of five years for $192,000.

The Company also maintains other operating leases in Hong Kong and China that expire at various dates from August 2006 to February 2008.

The future minimum lease payments of the Company are as follows: $135,000 for the remainder of 2006, $222,000 in 2007, $161,000 in 2008, $157,000 in 2009, $160,000 in 2010 and $95,000 in 2011, totaling $930,000. Rental expense incurred for operating leases for the three and six months ended June 30, 2006 was $78,000 and $156,000, respectively. For the three and six months ended June 30, 2005, such expense was $77,000 and $146,000, respectively.

Purchase Commitments

On June 6, 1997, the Company entered into an Amended and Restated Exclusive Supply Agreement with Cree, Inc. (“Cree”). The exclusive supply agreement had an initial term of ten years which was extended in 2005 to July 2015. In connection with the exclusive supply agreement, the Company has committed to purchase a minimum of 50% (by dollar volume) of its requirements for silicon carbide (SiC) crystals from Cree. If the Company’s orders require Cree to expand beyond specified production levels, the Company must commit to purchase certain minimum quantities. In February 2006, the Company agreed with Cree on a framework for purchases for 2006. The Company is obligated to purchase a minimum quantity of usable material on a quarterly basis if Cree meets certain minimum quality levels. For each quarter during 2006, the Company has committed to purchase approximately $3,600,000 of raw material, assuming the quality of material is consistent with that received in 2005. During the three and six months ended June 30, 2006, we purchased approximately $3,600,000 and $7,800,000 respectively from Cree.

In February 2005, the Company signed an exclusive supply agreement with Norstel AB (formerly Jesperator AB) for the supply of SiC crystals for use in the manufacturing of moissanite jewels. The initial term of the contract was for three years (which has since been extended to four years) and includes minimum purchase commitments of usable material of approximately $3,700,000, of which approximately $325,000 will be expensed as research and development when the material is received. The agreement gives the Company the exclusive right to purchase SiC crystals from Norstel for the purpose of fabricating, distributing or selling faceted jewels. In addition, the Company has advanced $400,000 to Norstel towards the purchase of certain equipment. This advance is scheduled to be repaid starting July 2006 through a 35% reduction on the invoices for subsequent purchases of SiC crystals. The minimum purchase commitment during 2006 is approximately $115,000, of which approximately $40,000 will be expensed as research and development. The agreement provides the Company an option to extend the term of the agreement for another four-year period.

In November 2005, the Company entered into an exclusive supply agreement with Intrinsic Semiconductor, Inc. for the supply of SiC crystals for use in the manufacturing of moissanite jewels. The initial term of the contract is for two years, and includes minimum purchase commitments of usable materials of approximately $2,200,000, subject to Intrinsic Semiconductor meeting minimum quality standards. The agreement gives the Company the exclusive right to purchase SiC crystals from Intrinsic Semiconductor for the purpose of fabricating, distributing or selling faceted jewels. On June 26, 2006, Cree announced that it has signed a definitive agreement to acquire Intrinsic Semiconductor, Inc. The Company does not know at this time whether the transaction, if consummated, would impact its commitments.

Contingencies

The Company is currently conducting test distribution via one-day trunk shows with a nationally recognized fine jeweler. In support of the test distribution at this jeweler, the Company agreed with the jewelry manufacturer to purchase all unsold items after the test period if the stores do not continue with a moissanite program. Even in such an event, the Company will only purchase the jewelry if the manufacturer is unable to sell the jewelry through other retail outlets after a set period of time. The jewels involved in this test distribution are on consignment to the manufacturer. If all of the jewelry is not sold, it is estimated that the maximum amount for which the Company would be obligated is approximately $260,000 for the gold and labor portion of the jewelry.

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

On December 21, 2005, the Company declared a one share for every four shares owned stock split, effected in the form of a 25% stock dividend, distributed on January 30, 2006. Pursuant to this dividend, 3,658,999 shares of our common stock were distributed to shareholders on January 30, 2006. The stock dividend provided shareholders as of the record date with one share for every four shares owned and $24,280 of cash was paid in lieu of fractional shares.

All share and per share amounts for all periods presented in these financial statements reflect the effect of both the 5% stock dividend and the stock split transactions.

On April 18, 2006, the Company declared a $0.08 per share cash dividend distributed on June 15, 2006. Pursuant to this dividend total cash of $1,456,080 was distributed on June 15, 2006.

9. Stock-Based Compensation Plans

In 1996, the Company adopted the 1996 Stock Option Plan of Charles & Colvard, Ltd. (the “1996 Option Plan”) under which options to acquire 1,020,402 common shares, reduced by the number of options granted outside the 1996 Option Plan, may be granted to key employees, directors and independent consultants. Under the 1996 Option Plan, both incentive and non-qualified options may be granted under terms and conditions established by the Compensation Committee of the Board of Directors. The exercise price for incentive options will be the fair market value of the related common stock on the date the option is granted. Options granted under the 1996 Option Plan generally vest equally over a three-year period and have terms of 10 years. The Company currently has no plans to award additional options under the 1996 Option Plan.

In 1997, the Company adopted the 1997 Omnibus Stock Plan of Charles & Colvard, Ltd. (the “1997 Omnibus Plan”). The 1997 Omnibus Plan authorizes the Company to grant stock options, stock appreciation rights and restricted awards (collectively, “awards”) to selected employees, independent contractors and directors of the Company and related corporations in order to promote a closer identification of their interests with those of the Company and its shareholders. The maximum number of shares of common stock for which awards may be granted under the 1997 Omnibus Plan may be increased from time to time to a number of shares equal to (i) 20% of the shares of common stock outstanding as of that time less (ii) the number of shares of common stock subject to outstanding options under the 1996 Option Plan. The number of shares reserved for issuance under the 1997 Omnibus Plan may also be adjusted upon certain events affecting the Company’s capitalization. The Board of Directors has reserved 2,271,821 shares for issuance under the 1997 Omnibus Plan. All options granted under the 1997 Omnibus Plan have an exercise price equal to the market price of our common stock on the date the option is granted. Options granted to employees under the 1997 Omnibus Plan generally vest over three years and have terms of up to 10 years, with the exception of options granted in 2005 under the Executive Compensation Plan (which is governed by and subject to the 1997 Omnibus Plan) that vested immediately and options granted in 2006 under the Executive Compensation Plan that vest at the end of 3 years. Options granted to the Board of Directors under the 1997 Omnibus Plan generally vest over one year and have terms of up to 10 years. The terms on options granted to outside consultants vary depending on the specific grant, but the terms will be no longer than 10 years. Restricted stock awards granted to the Board of Directors vest at the end of one year.

The following is a summary of activity for the Company’s two stock option plans:

	1996 Option Plan		1997 Omnibus Plan
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding, December 31, 2005	64,296	$3.18	1,140,683	$6.20
Granted	—	—	109,674	12.33
Exercised	(13,977)	2.05	(40,287)	4.28
Canceled	—	—	(1,005)	6.75

Outstanding, June 30, 2006	50,319	$3.49	1,209,065	$6.82

The following summarizes information about stock options at June 30, 2006:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Outstanding as of 6/30/2006	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable as of 6/30/2006	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Outstanding as of 6/30/2006	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
1,259,384	4.5	$6.68	1,055,813	4.8	$5.68	1,255,528	4.3	$6.66

The aggregate intrinsic value of options outstanding, exercisable, vested or expected to vest at June 30, 2006 was $5,492,432, $5,485,609 and $5,492,412, respectively. This amount is before applicable income taxes and is based on the closing stock price of the Company’s common stock at June 30, 2006. This amount represents the amount that would have been received by the optionees had all options been exercised on that date. During the six months ended June 30, 2006 and 2005, the aggregate intrinsic value of options exercised was $407,301 and $3,427,027, respectively.

The following is a summary of activity for restricted stock granted by the Company:

	Number of Shares	Grant Date Fair Value
Non-vested at January 1, 2006	0	$—
Granted	27,377	$11.14
Vested	0	$—
Cancelled	0	$—

Non-vested at June 30, 2006	27,377	$11.14

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator:
Net income	$1,095,796	$740,181	$2,620,043	$2,752,129

Denominator:
Weighted Average Shares Outstanding
Basic	18,208,441	17,947,483	18,259,811	17,842,588
Stock Options	520,556	951,142	569,910	821,313

Diluted	18,728,997	18,898,625	18,829,721	18,663,901

Net Income Per Share:
Basic	$0.06	$0.04	$0.14	$0.15

Diluted	$0.06	$0.04	$0.14	$0.15

For the three and six months ended June 30, 2006, stock options to purchase approximately 363,000 and 195,000 shares, respectively, were excluded from the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares. For the three months ended June 30, 2005, all options were included in the computation of diluted net income per share. For six months ended June 30, 2005, stock options to purchase approximately 150,000 shares were excluded from the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares.

11. Newly Adopted Accounting Pronouncements

In December 2004, FAS No. 123R, Share-Based Payment, was issued as a revision to FAS No. 123, Accounting for Stock-Based Compensation. This statement superceded APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FAS No. 95, Statement of Cash Flows. Generally, the approach in FAS No. 123R is similar to the approach described in FAS No. 123; however, FAS No. 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. FAS No. 123R also requires the benefits of income tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under FAS No. 95.

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

As a result of the adoption of FAS No. 123R, the Company recorded compensation expense due to share-based employee compensation awards during the six months ended June 30, 2006 of $110,473 in operating expenses, which is before an income tax benefit of $27,344, resulting in a decrease to net income of $83,129. In addition, there was $2,594 of share-based employee compensation capitalized as inventory costs during the six months ended June 30, 2006. There was no change in the way the Company accounted for stock options granted to consultants.

The Company receives an income tax deduction for certain stock option exercises when the options are exercised, generally for the excess of the stock price on the date of exercise over the option price. Prior to the adoption of FAS No. 123R, the Company presented all tax benefits resulting from the exercise of stock options as an operating cash inflow in its Statement of Cash Flows. FAS No. 123R requires the benefits of tax deductions in excess of the grant date fair value for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. The income tax benefits from the exercise of stock options during the six months ended June 30, 2006 have been reflected as “Excess tax benefits from share-based payment arrangements” on the Condensed Consolidated Statement of Cash Flows. For the six months ended June 30, 2006, such amount was $127,562, resulting in a decrease in cash from operations and increase in cash provided by financing activities of this amount.

12. Newly Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FAS Interpretation No. 48 (FIN 48) Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning January 1, 2007. The Company is in the process of determining the effect the adoption of FIN 48 will have on its financial statements.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These forward-looking statements represent our judgment on future events. Our business is subject to business and economic risks and uncertainties that could cause our actual performance and results to differ materially from those expressed or implied by any of the forward-looking statements included herein. These risks and uncertainties include but are not limited to the Company’s ability to manage growth effectively, dependence on Cree, Inc. (“Cree”) as the current supplier of the substantial majority of the raw material, ability to develop a material second source of supply, dependence on a limited number of distributors, dependence on continued growth and consumer acceptance of the Company’s products, in addition to the other risks and uncertainties described under the heading “Business Risks” in our annual report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 10, 2006, and other filings with the Securities and Exchange Commission.

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

During 2005, our goal was to increase revenue through an increased investment in sales and marketing expenses, while maintaining profitability. Our sales during 2005 were 82% higher than sales in 2004, while our sales and marketing expenses were 68% higher than 2004. Our sales in 2005 were favorably impacted by our expanding relationships with two major jewelry retailers, JCPenney and Finlay Enterprises, Inc. In a joint effort with our manufacturing customer, Reeves Park, we launched a Charles & Colvard moissanite jewelry category at 462 JCPenney retail locations in October 2004. In March 2005, JCPenney began offering moissanite in 241 additional stores. While the majority of the distribution at JCPenney is through asset purchase, current distribution consists of a mixture of asset purchase and consignment. Finlay, supplied by our manufacturing customer K&G Creations, operates leased department store jewelry locations in chains such as Boston Store, Macy’s, Dillard’s, Bloomingdale’s, Belks and Marshall Fields. Finlay began offering moissanite jewelry in 31 stores on February 28, 2005. As of July 17, 2006, moissanite jewelry is available at approximately 217 Finlay leased department store jewelry counters. While the distribution at Finlay is through asset purchase, consignment is being used for special promotions, such as “trunk shows”.

During 2005, we conducted test distribution at two national fine jewelry stores via one-day trunk show events. Helzberg Jewelers, a fine jewelry chain with over 270 stores, began testing moissanite jewelry in September 2005 and Gordon’s Jewelers, a fine jewelry division of Zale Corporation with over 285 stores, began testing in October 2005. Based on the results of the test distribution, Helzberg began an in-case program of fine moissanite jewelry during the three months ended March 31, 2006. As of June 30, 2006, moissanite jewelry was in approximately 235 Helzberg locations. The tests at Gordon’s will continue through the remainder of 2006. Additionally, other divisions of the Zale Corporation that are scheduling trunk shows in 2006 are the 130 store Zale Outlet chain in the U.S. and Peoples & Mappins Jewelers, with a combined 160 stores owned by Zale-Canada. The Zale Outlet chain started an in-case program in 20 of its stores during the second quarter of 2006, and we expect this number to expand during the second half of calendar year 2006.

Despite the 19% decrease in sales during the six months ended June 30, 2006 compared to the six months ended June 30, 2005, our goal for the 2006 calendar year is still to increase revenue over 2005 while remaining profitable. The sales decrease during the first half of 2006 was due primarily to large orders placed by K&G Creations in the first half of 2005 that were required for the initial rollout of moissanite jewelry into Finlay jewelry counters. Sales from all other customers during the first half of 2006 increased 18% over the same period of 2005. In the first half of 2006, we added the moissanite category to approximately 265 new retail doors that once fully distributed represent approximately 580 new moissanite locations (this does not include the doors added by Finlay that replaced previously lost doors due to the Federated/May merger). During the second half of 2006, we expect to continue making progress with our current customers and further expand our customer base. Opportunities for this growth during the second half of 2006 include increasing the number of new doors at Finlay with the introduction of K&G’s exclusive collection of jewelry inspired by Sarah Ferguson, the Duchess of York, the initial shipment of moissanite jewelry into approximately 170 doors at a major national retail chain with over 700 retail locations, as well as a test of 22 doors at the jewelry counter of a major national retail chain that has over 900 locations. Another example of growing distribution is that during the first week of July 2006, we debuted moissanite jewelry on Home Shopping Network (HSN), one of the largest television marketers in the world. We look forward to expanding our relationship with this media outlet and believe home television sales channels like HSN provide us with a forum to increase our brand awareness and consumer interest in moissanite while adding incremental revenue.

Results of Operations

The following table is intended to illustrate a tabular analysis of certain Consolidated Statement of Operations data as a percentage of sales for both periods presented. A detailed explanation of our results of operations follows this table:

	Three Months Ended June 30,
	2006		2005
Sales	100%	$8,513,270	100%	$9,305,774
Gross profit	75%	6,386,830	65%	6,079,890
Marketing and sales expenses	42%	3,594,676	41%	3,834,712
General and administrative expenses	13%	1,104,411	10%	902,903
Operating income	20%	1,672,181	13%	1,238,625
Net income	13%	1,095,796	8%	740,181

	Six Months Ended June 30,
	2006		2005
Sales	100%	$16,530,103	100%	$20,524,539
Gross profit	74%	12,293,920	63%	13,031,896
Marketing and sales expenses	37%	6,115,467	30%	6,163,212
General and administrative expenses	13%	2,135,096	10%	2,076,328
Operating income	24%	4,007,199	23%	4,623,041
Net income	16%	2,620,043	13%	2,752,129

Three Months ended June 30, 2006 compared with Three Months ended June 30, 2005

Net sales were $8,513,270 for the three months ended June 30, 2006 compared to $9,305,774 for the three months ended June 30, 2005, a decrease of $792,504 or 9%. Shipments of moissanite jewels, excluding consigned jewels, decreased 5% to approximately 51,100 carats from 53,900 carats. The average selling price per carat decreased by 3% due to a product mix in which a greater percentage of smaller size jewels, which have a lower price per carat, were sold. U.S. sales accounted for approximately 84% and 91% of sales during the three months ended June 30, 2006 and 2005, respectively.

U.S. net sales and carat shipments, excluding consigned jewels, decreased by 15% and 12%, respectively, for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. Decreased U.S. carat shipments are due primarily to decreased sales to K&G Creations. Sales to K&G Creations were down due to significant orders placed during the three months ended June 30, 2005 for the initial rollout of moissanite jewelry into Finlay Enterprises, as well as decreased doors at Finlay resulting from the Federated/May merger. Our shipments to customers other than K&G Creations on a combined basis during the three months ended June 30, 2006 reflected positive volume growth of approximately 25%. Our two largest customers, Reeves Park and K&G Creations, accounted for 41% and 28%, respectively, of our sales during the three months ended June 30, 2006 as compared to 31% and 47%, respectively, for the second quarter of 2005. We expect that, at least in the short-term, we will remain dependent on our ability and that of our manufacturing customers to maintain and enhance the JCPenney and Finlay programs. K&G has indicated that it remains committed to moissanite jewelry and began to introduce an exclusive collection of jewelry featuring Sarah Ferguson, the Duchess of York, through Finlay late in the second quarter of 2006. While we believe our current relationships with these customers and retailers are good, a loss of any of these customer or retailer relationships could cause a material adverse effect on our results of operations.

International net sales and carat shipments increased by 59% and 64%, respectively, for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. We saw strong results from all key geographic regions, led by the successful launch of new business in Canada.

Our gross profit margin was 75.0% for the three months ended June 30, 2006 compared to 65.3% for the three months ended June 30, 2005. The increased gross profit margin percentage was primarily caused by lower production costs in the FIFO period relieved from inventory in the three months ended June 30, 2006 compared to the production costs for the related inventories sold in the three months ended June 30, 2005, partially offset by a 3% decrease in the average selling price per carat caused by a product mix in which a greater percentage of smaller size jewels, which have a lower price per carat, were sold. Future gross profit margins will fluctuate based upon the costs being relieved from inventory under our first-in, first-out accounting policy and our average selling price per carat. Depending on the sizes shipped in any specific period, we expect that our gross profit margin percentage going forward will fall in a range between 65% and 75%.

Marketing and sales expenses were $3,594,676 for the three months ended June 30, 2006 compared to $3,834,712 for the three months ended June 30, 2005, a decrease of $240,036 or 6%. As a percentage of sales, these expenses increased to 42% from 41% in the same period of 2005. The primary reasons for the overall decrease in expenses were $567,000 of decreased stock option compensation expense on options previously issued to sales consultants for new business development, partially offset by a $337,000 increase in advertising expenses. The increase in advertising expenses were driven by $732,000 of increased print and direct mail advertising, partially offset by $193,000 of advertising production costs incurred in 2005 for the design of our new advertising campaign that launched in the fourth quarter of 2005 and $162,000 of decreased co-op advertising. Our co-op advertising program reimburses a portion of our customers’ marketing costs based on the amount of their purchases from us, and is subject to the customer providing us documentation of all advertising copy that includes the Company’s products. The Company expects total marketing and sales expenses in the second half of 2006 to be higher than the total marketing and sales expenses incurred during the second half of 2005. While we are trying to manage our total sales and marketing expense to approximate the same percentage of sales achieved in 2005, it is subject to us achieving revenue growth over the last six months of 2006.

General and administrative expenses were $1,104,411 for the three months ended June 30, 2006 compared to $902,903 for the three months ended June 30, 2005, an increase of $201,508 or 22%. As a percentage of sales these expenses increased to 13% from 10% in the same period of 2005. The increase in expenses was primarily due to $205,000 of increased compensation expense. There was $200,000 of one-time compensation costs recorded during the three months ended June 30, 2006 associated with the change in status of Earl Hines, Senior Vice President of Manufacturing, from a full-time to a part-time employee.

Research and development expenses were $15,562 for the three months ended June 30, 2006 compared to $103,650 for the three months ended June 30, 2005, a decrease of $88,088 or 85%. The costs incurred in 2005 relate to our efforts in developing alternate sources of raw material. We do not expect to incur significant research and development costs during the remainder of 2006.

Interest income was $203,506 for the three months ended June 30, 2006 compared to $105,073 for the three months ended June 30, 2005, an increase of $98,433 or 94%. This increase resulted from a higher interest rate earned on our cash balances, as well as larger average cash balances.

Our effective income tax rate for the three months ended June 30, 2006 was 42% compared to 45% for the three months ended June 30, 2005. Our statutory tax rate consists of the Federal income tax rate of 34% and the state income tax rate of 4.5%, net of the federal benefit. Our effective income tax rate is higher than our statutory rate primarily due to our inability to currently recognize an income tax benefit for our operating losses in Hong Kong and China. We cannot recognize this income tax benefit due to the uncertainty of generating sufficient future taxable income in these tax jurisdictions to offset the existing losses. Our effective income tax rate is lower than the same period in 2005 primarily due to 2006 foreign operating losses being a smaller percentage of pre-tax income, as well as a reduction in state income tax expense caused by a change in the apportionment of taxable income among state jurisdictions.

Six Months ended June 30, 2006 compared with Six Months ended June 30, 2005.

Net sales were $16,530,103 for the six months ended June 30, 2006 compared to $20,524,539 for the six months ended June 30, 2005, a decrease of $3,994,436 or 19%. Shipments of moissanite jewels, excluding consigned jewels, decreased 17% to approximately 98,200 carats from 118,500 carats. The average selling price per carat decreased by 4% due to a product mix in which a greater percentage of smaller size jewels, which have a lower price per carat, were sold. U.S. sales accounted for approximately 86% and 93% of sales during the six months ended June 30, 2006 and 2005, respectively.

U.S. net sales and carat shipments, excluding consigned jewels, decreased by 25% and 23%, respectively, for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Decreased U.S. carat shipments are due primarily to decreased sales to K&G Creations. Sales to K&G Creations were down due to significant orders placed during the six months ended June 30, 2005 for the initial rollout of moissanite jewelry into Finlay Enterprises, as well as decreased doors at Finlay resulting from the Federated/May merger. Our shipments to customers other than K&G Creations on a combined basis during the six months ended June 30, 2006 reflected positive volume growth of approximately 18%. Our two largest customers, Reeves Park and K&G Creations, accounted for 42% and 28%, respectively, of our sales during the six months ended June 30, 2006 as compared to 31% and 51%, respectively, for the same period of 2005. We expect that, at least in the short-term, we will remain dependent on our ability and that of our manufacturing customers to maintain and enhance the JCPenney and Finlay programs. K&G has indicated that it remains committed to moissanite jewelry and began to introduce an exclusive collection of jewelry featuring Sarah Ferguson, the Duchess of York, through Finlay late in the second quarter of 2006. While we believe our current relationships with these customers and retailers are good, a loss of any of these customer or retailer relationships could cause a material adverse effect on our results of operations.

International net sales and carat shipments increased by 50% and 52%, respectively for the six months ended June 30, 2006 as compared to the same period of 2005. We saw strong results from all key geographic regions, led by the successful launch of new business in Canada.

Our gross profit margin was 74.4% for the six months ended June 30, 2006 compared to 63.5% for the six months ended June 30, 2005. The increased gross profit margin percentage was primarily caused by lower production costs in the FIFO period relieved from inventory in the six months ended June 30, 2006 compared to the production costs for the related inventories sold in the six months ended June 30, 2005, partially offset by a 4% decrease in the average selling price per carat caused by a product mix in which a greater percentage of smaller size jewels, which have a lower price per carat, were sold. Future gross profit margins will fluctuate based upon the costs being relieved from inventory under our first-in, first-out accounting policy and our average selling price per carat. Depending on the sizes shipped in any specific period, we expect that our gross profit margin percentage going forward will fall in a range between 65% and 75%.

Marketing and sales expenses were $6,115,467 for the six months ended June 30, 2006 compared to $6,163,212 for the six months ended June 30, 2005, a decrease of $47,745 or 1%. As a percentage of sales, these expenses increased to 37% from 30% in the same period of 2005. The primary reasons for the overall decrease in expenses were $744,000 of decreased stock option compensation expense on options previously issued to sales consultants for new business development, partially offset by a $460,000 increase in advertising expenses and a $167,000 increase in travel costs. The increase in advertising expenses were driven by $966,000 of increased print and direct mail advertising, partially offset by $195,000 of decreased co-op advertising and $193,000 of advertising production costs incurred in 2005 for the design of our advertising campaign that launched in the fourth quarter of 2005. Our co-op advertising program reimburses a portion of our customers’ marketing costs based on the amount of their purchases from us, and is subject to the customer providing us documentation of all advertising copy that includes the Company’s products. The Company expects total marketing and sales expenses in the second half of 2006 to be higher than the total marketing and sales expenses incurred during the second half of 2005. While we are trying to manage our total sales and marketing expense to approximate the same percentage of sales achieved in 2005, it is subject to us achieving revenue growth over the last six months of 2006.

General and administrative expenses were $2,135,096 for the six months ended June 30, 2006 compared to $2,076,328 for the six months ended June 30, 2005, an increase of $58,768 or 3%. As a percentage of sales, these expenses increased to 13% from 10% in the same period of 2005. The increase in expenses was primarily due to $86,000 of increased compensation expense. Compensation expense increased due to $200,000 of one-time compensation costs recorded during the six months ended June 30, 2006 associated with the change in status of Earl Hines, Senior Vice President of Manufacturing, from a full-time to a part-time employee and $156,000 of increases in other compensation, partially offset by $270,000 of lower costs accrued under our management incentive plan in 2006 versus the same period in 2005.

Research and development expenses were $36,158 for the six months ended June 30, 2006 compared to $169,315 for the six months ended June 30, 2005 a decrease of $133,157 or 79%. The costs incurred in 2005 relate to our efforts in developing alternate sources of raw material. We do not expect to incur significant research and development costs during the remainder of 2006.

Net interest income was $408,528 for the six months ended June 30, 2006 compared to $174,492 for the six months ended June 30, 2005, an increase of $234,036 or 134%. This increase resulted from a higher interest rate earned on our cash balances, as well as larger average cash balances.

Our effective income tax rate for the six months ended June 30, 2006 was 41% compared to 43% for the six months ended June 30, 2005. Our statutory tax rate is 38.5% and consists of the Federal income tax rate of 34% and North Carolina income tax rate of 4.5%, net of the federal benefit. Our effective income tax rate is higher than our statutory rate primarily due to our inability to currently recognize an income tax benefit for our operating losses in Hong Kong and China. We cannot recognize this income tax benefit due to the uncertainty of generating sufficient future taxable income in these tax jurisdictions to offset the existing losses. Our effective income tax rate is lower than the same period in 2005 primarily due a reduction in state income tax expense caused by a change in the apportionment of taxable income among state jurisdictions.

Liquidity and Capital Resources

At June 30, 2006, we had approximately $15.6 million of cash and cash equivalents and $53.9 million of working capital as compared to $21.0 million of cash and cash equivalents and $53.8 million of working capital at December 31, 2005. As further described below, cash and cash equivalents decreased during the six months ended June 30, 2006 primarily as a result of cash dividends of $1,480,360, stock repurchases of $2,854,325 and $1,217,978 of cash used by operations.

Cash and inventory account for 80% of our current assets. Our principal sources of liquidity are cash on hand and cash generated by operations. During the six months ended June 30, 2006, $1,217,978 of cash was used by operations primarily as a result of a $5,845,928 increase in inventory, partially offset by pretax income of $4,415,727. We purchased $7.8 million of raw material during the six months ended June 30, 2006 and are building inventory to prepare for anticipated future sales growth.

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

Income tax payments for the six months ended June 30, 2006 were limited to $69,000 due to the utilization of a portion of the Company’s net operating loss (“NOL”) carryforwards to offset the taxable income generated during that period by our U.S. operations. As of December 31, 2005, we had a U.S. NOL carryforward of approximately $4.6 million and a North Carolina NOL carryforward of approximately $9.6 million, which expire between 2012 and 2020. Federal and state income tax payments will be limited in future periods to primarily alternative minimum tax payments until the NOL carryforwards have been completely utilized. We expect to fully utilize our U.S. NOL carryforward during 2006.

Periodically, the Company sells jewels to customers on “memo” terms. For shipments on “memo” terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. The Company does not recognize revenue on these transactions until the earlier of (1) the customer informing the Company that it will keep the jewels or (2) the expiration of the memo period. Any jewels shipped to our customers on “memo” terms are classified as inventory on consignment on the Company’s consolidated balance sheets. The $2,235,000 of inventory on consignment at June 30, 2006 represents potential revenue of approximately $9,859,000 and potential gross profit of approximately $7,624,000 based on the average cost per carat of inventory at June 30, 2006.

On June 6, 1997, the Company entered into an Amended and Restated Exclusive Supply Agreement with Cree. The exclusive supply agreement had an initial term of ten years which was extended in 2005 to July 2015. In connection with the exclusive supply agreement, the Company has committed to purchase a minimum of 50% (by dollar volume) of its requirements for SiC crystals from Cree. If the Company’s orders require Cree to expand beyond specified production levels, the Company must commit to purchase certain minimum quantities. In February 2006, we agreed with Cree on a framework for purchases for 2006. The Company is obligated to purchase a minimum quantity of usable material on a quarterly basis if Cree meets certain minimum quality levels. For each quarter during 2006, the Company has committed to purchase approximately $3,600,000 of raw material, assuming the quality of material is consistent with that received in 2005. We purchased $7,800,000 of material from Cree during the six months ended June 30, 2006.

In February 2005, we entered into an exclusive supply agreement with Norstel AB (formerly Jesperator AB) for the supply of SiC crystals for use in the manufacturing of moissanite jewels. The initial term of the contract was for three years (which has since been extended to four years) and includes minimum purchase commitments of usable material of approximately $3,700,000, of which approximately $325,000 will be expensed as research and development when the material is received. In addition, the Company advanced $400,000 to Norstel AB in February 2005 towards the purchase of certain equipment. This advance is scheduled to be repaid starting July 2006 through a 35% reduction on invoices for subsequent purchases of SiC crystals over the initial term of the agreement. The minimum purchase commitment during 2006 is approximately $115,000, of which approximately $40,000 will be expensed as research and development.

In November 2005, we entered into an exclusive supply agreement with Intrinsic Semiconductor, Inc. for the supply of SiC crystals for use in the manufacturing of moissanite jewels. The initial term of the contract is for two years, and includes minimum purchase commitments of usable material of approximately $2,200,000, subject to Intrinsic Semiconductor meeting minimum quality standards. On June 26, 2006, Cree announced that it has signed a definitive agreement to acquire Intrinsic Semiconductor, Inc. We do not know at this time whether the transaction, if consummated, would impact our commitments.

In May 2005, we entered into an eighth amendment to our agreement with John M. Bachman, Inc. (“JMB”), the supplier of the majority of the faceting services used by the Company. Pursuant to the terms of the amendment, the Company provided JMB with a cash advance of $135,000 that was used by JMB to expand its affiliate’s production facility and procure additional equipment and labor as needed to enable JMB and its affiliate to satisfy the requested increase in production volumes. The cash advance is being repaid to the Company through reduced charges for faceting services provided to the Company. As of June 30, 2006, the balance due to us on this advance is $54,998. We expect the advance to be completely repaid by the end of 2006.

On April 18, 2006, the Company declared a $0.08 per share cash dividend that was distributed on June 15, 2006 to shareholders of record on May 31, 2006. Pursuant to this dividend, total cash of $1,456,080 was distributed to shareholders on June 15, 2006. The Company expects to review the dividend policy on an annual basis and payment of future dividends will be dependent on the facts and circumstances at the time of that review.

In March 2006, the Board of Directors authorized a repurchase program for up to 1,000,000 shares of the Company’s common stock. Repurchases will be made in the open market at prevailing prices or in privately negotiated transactions at prices at or below prevailing open market prices. This program expires in March 2007. There were 280,000 shares repurchased under this program during the six months ended June 30, 2006 at an average price of $10.19 per share, or an aggregate of $2,854,325.

Based on our cash and cash equivalents and other working capital, management believes that our existing capital resources are adequate to satisfy our capital requirements for at least the next 12 months.

Newly Adopted Accounting Pronouncements

In December 2004, FAS No. 123R, Share-Based Payment, was issued, as a revision to FAS No. 123, Accounting for Stock-Based Compensation. This statement supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FAS No. 95, Statement of Cash Flows. Generally, the approach in FAS No. 123R is similar to the approach described in FAS No. 123; however, FAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. FAS No. 123R also requires the benefits of income tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under FAS No. 95.

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

As a result of the adoption of FAS No. 123R, we recorded compensation expense due to share-based employee compensation awards during the six months ended June 30, 2006 of $110,473 in operating expenses, which is before an income tax benefit of $27,344, resulting in a decrease to net income of $83,129. In addition, there was $2,594 of share-based employee compensation capitalized as inventory costs during the six months ended June 30, 2006. There was no change in the way we accounted for stock options granted to consultants.

We receive an income tax deduction for certain stock option exercises when the options are exercised, generally for the excess of the stock price on the date of exercise over the option price. Prior to the adoption of FAS No. 123R, we presented all tax benefits resulting from the exercise of stock options as an operating cash inflow in our Statement of Cash Flows. FAS No. 123R requires the benefits of tax deductions in excess of the grant date fair value for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. The income tax benefits from the exercise of stock options during the six months ended June 30, 2006 have been reflected as “Excess tax benefits from share-based payment arrangements” on the Condensed Consolidated Statement of Cash Flows. For the six months ended June 30, 2006, such amount was $127,562, resulting in a decrease in cash from operations and increase in cash provided by financing activities of this amount.

Newly Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FAS Interpretation No. 48 (FIN 48) Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning January 1, 2007. We are in the process of determining the effect the adoption of FIN 48 will have on our financial statements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates has not changed significantly from our disclosure in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 4: Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of June 30, 2006, the Company’s Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that the information that the Company is required to disclose in its Exchange Act reports was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Chief Executive Officer and Chief Financial Officer also concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Charles & Colvard made the following purchases of its common stock during the three months ended June 30, 2006.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly-Announced Plan	Maximum Number of Shares That May Yet be Purchased Under the Plan (2)
Apr 1, 2006 – Apr 30 2006	114,000	$9.82	114,000	886,000
May 1 2006 – May 31, 2006	66,000	11.02	66,000	820,000
June 1, 2006 – June 30, 2006	100,000	10.07	100,000	720,000

Total	280,000	$10.19	280,000	720,000

(1)	For the period ended June 30, 2006, the Company did not purchase any shares of the Company’s common stock other than through the publicly announced plan described in footnote (2), below.
(2)	On March 27, 2006, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s common stock through open market or privately negotiated transactions at prices at or below prevailing prices. This plan expires on March 27, 2007.

Item 4: Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Charles & Colvard, Ltd. was held on May 22, 2006. At the meeting, the shareholders voted on the election of directors and the ratification of the selection of independent auditors. The following seven nominees were each elected to the Board for a one-year term: Frederick A. Russ, Robert S. Thomas, George A. Thornton III, Laura C. Kendall, Lisa A. Gavales, Lynn L. Lane and Geraldine L. Sedlar. Additionally, the appointment of Deloitte & Touche LLP as independent auditors for the Company for the fiscal year ending December 31, 2006 was ratified. The number of votes cast for, against or withheld, as well as the number of abstentions for each proposal are as follows:

A. Election of Directors

Director Nominee	Votes For	Votes Withheld
Frederick A. Russ	15,999,165	601,665
Robert S. Thomas	16,415,453	185,377
George A. Thornton III	16,444,503	156,327
Laura C. Kendall	16,555,614	45,216
Lisa A. Gavales	16,507,446	93,384
Geraldine L. Sedlar	16,507,091	93,739
Lynn L. Lane	16,557,989	42,841

B. Ratification of Appointment of Deloitte & Touche LLP as independent auditors for the fiscal year ending December 31, 2006.

	Votes For	Votes Against	Abstentions
Ratification of Appointment of Deloitte & Touche LLP	16,575,394	20,148	5,288

Item 6: Exhibits

Exhibit No.	Description
10.91	Letter Agreement, dated May 8, 2006, between Stuller, Inc. and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.91 on Form 8-K, filed with the SEC on May 12, 2006. *

10.92	Employment Agreement, effective May 31, 2006, between Earl R. Hines and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.92 on Form 8-K, filed with the SEC on May 26, 2006. +

10.93	Retention and Incentive Option, effective May 22, 2006, between Dennis Reed and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.93 on Form 8-K, filed with the SEC on May 26, 2006. +

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The registrant has requested that certain portions of this exhibit be given confidential treatment.
+	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Charles & Colvard, Ltd.

Date: July 31, 2006	/s/ Robert S. Thomas
Robert S. Thomas
President & Chief Executive Officer
(Principal Executive Officer)

Date: July 31, 2006	/s/ James R. Braun
James R. Braun
Vice President of Finance & Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

EXHIBIT INDEX

10.91	Letter Agreement, dated May 8, 2006, between Stuller, Inc. and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.91 on Form 8-K, filed with the SEC on May 12, 2006. *

10.92	Employment Agreement, effective May 31, 2006, between Earl R. Hines and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.92 on Form 8-K, filed with the SEC on May 26, 2006. +

10.93	Retention and Incentive Option, effective May 22, 2006, between Dennis Reed and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.93 on Form 8-K, filed with the SEC on May 26, 2006. +

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The registrant has requested that certain portions of this exhibit be given confidential treatment.
+	Denotes a management contract or compensatory plan or arrangement.