Form 10-Q
period 2006-09-30
CHARLES & COLVARD LTD
filed 2006-11-08
CIK 1015155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

As of October 31, 2006 there were 18,006,966 shares outstanding of the Registrant’s Common Stock, no par value per share.

Charles & Colvard, Ltd. and Subsidiary

Part I. FINANCIAL INFORMATION

Item 1: Financial Statements

Charles & Colvard, Ltd. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	$12,101,651	$11,347,066	$28,631,754	$31,871,605
Cost of goods sold	3,767,236	3,689,256	8,003,419	11,181,899

Gross profit	8,334,415	7,657,810	20,628,335	20,689,706

Operating expenses:
Marketing and sales	3,764,133	3,432,307	9,879,600	9,595,519
General and administrative	1,057,972	1,105,055	3,193,068	3,181,383
Research and development	23,952	6,971	60,110	176,286

Total operating expenses	4,846,057	4,544,333	13,132,778	12,953,188

Operating income	3,488,358	3,113,477	7,495,557	7,736,518
Interest income	174,647	147,227	583,175	321,719

Income before income taxes	3,663,005	3,260,704	8,078,732	8,058,237
Income tax expense	1,436,574	1,022,424	3,232,258	3,067,828

Net income	$2,226,431	$2,238,280	$4,846,474	$4,990,409

Net income per share: (Note 10):
Basic	$0.12	$0.12	$0.27	$0.28

Diluted	$0.12	$0.12	$0.26	$0.26

Weighted-average common shares:
Basic	18,107,311	18,117,111	18,208,419	17,935,096

Diluted	18,611,794	19,082,299	18,736,423	18,878,425

Share and per share data for all periods presented reflect the effect of the 5% stock dividend distributed on July 15, 2005 and the one share for every four shares owned stock split, effected in the form of a 25% stock dividend, distributed on January 30, 2006.

See Notes to Condensed Consolidated Financial Statements.

Charles & Colvard, Ltd. and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2006	December 31, 2005
Assets
Current Assets:
Cash and equivalents	$14,423,291	$21,003,551
Accounts receivable (Note 3)	14,291,948	11,236,486
Interest receivable	26,659	46,417
Notes receivable	373,853	250,272
Inventory (Note 4)	29,965,784	23,168,028
Inventory on consignment (Note 5)	2,596,907	2,446,722
Prepaid expenses	363,422	571,277
Deferred income taxes	543,359	600,665

Total current assets	62,585,223	59,323,418

Long Term Assets:
Notes receivable	43,140	263,710
Furniture and equipment, net	553,828	496,336
Patent and license rights, net	296,166	298,524
Deferred income taxes	526,878	3,156,238

Total long term assets	1,420,012	4,214,808

Total assets	$64,005,235	$63,538,226

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable:
Cree, Inc.	$1,396,292	$1,341,187
Other	1,260,608	1,591,600
Income taxes payable	328,696	8,757
Accrued payroll	306,238	1,050,013
Accrued co-op advertising	1,377,705	1,364,007
Accrued expenses and other liabilities	279,761	217,044

Total current liabilities	4,949,300	5,572,608

Commitments and contingencies (Note 7)

Shareholders’ Equity
Common stock, no par value	53,690,558	57,785,576
Additional paid-in capital—stock options	5,651,905	5,313,044
Accumulated other comprehensive loss—foreign currency translation	(2,851)	(2,851)
Accumulated deficit	(283,677)	(5,130,151)

Total shareholders’ equity	59,055,935	57,965,618

Total liabilities and shareholders’ equity	$64,005,235	$63,538,226

See Notes to Condensed Consolidated Financial Statements.

Charles & Colvard, Ltd. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Operating Activities:
Net income	$4,846,474	$4,990,409
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	143,612	179,357
Share-based compensation	181,523	1,009,423
Loss on disposal of long-term assets	—	10,224
Provision for deferred income taxes	2,840,667	2,987,599
Excess tax benefits from share-based payment arrangements	(154,001)	—
Change in operating assets and liabilities:
Accounts Receivable	(3,055,462)	(5,770,154)
Inventory	(6,844,190)	419,200
Net change in other assets	227,613	77,889
Net change in liabilities	(623,308)	2,342,757

Net cash provided by (used in) operating activities	(2,437,072)	6,246,704

Investing Activities:
Purchase of furniture and equipment	(174,683)	(165,760)
Patent and license rights costs	(24,063)	(19,214)
Proceeds from sale of long-term assets	—	50,211
Advance to Norstel A.B.	—	(400,000)
Advance to John M. Bachman, Inc.	—	(135,000)

Net cash used in investing activities	(198,746)	(669,763)

Financing Activities:
Proceeds from exercise of stock options	236,242	1,233,785
Payment of cash dividends	(1,480,360)	(699,309)
Excess tax benefits from share-based payment arrangements	154,001	—
Purchase of common stock	(2,854,325)	—

Net cash provided by (used in) financing activities	(3,944,442)	534,476

Net change in cash and equivalents	(6,580,260)	6,111,417

Cash and equivalents, beginning of period	21,003,551	12,873,847

Cash and equivalents, end of period	$14,423,291	$18,985,264

Supplemental Schedule of Cash Flow Data:
Cash paid for income taxes	$71,652	$86,000

Supplemental Non-Cash Investing Activity:
Reduction of notes receivable (Note 7)	96,989	—

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

All of the Company’s activities are within a single business segment. The following tables present certain data by geographic area:

	Three Months Ended September 30,
Net Sales (based on destinations of our shipments)	2006	2005
United States	$10,799,004	$10,525,973
International	1,302,647	821,093

Total	$12,101,651	$11,347,066

	Nine Months Ended September 30,
Net Sales (based on destinations of our shipments)	2006	2005
United States	$25,039,829	$29,520,196
International	3,591,925	2,351,409

Total	$28,631,754	$31,871,605

Furniture and equipment, net	September 30, 2006	December 31, 2005
United States	$499,038	$436,060
International (All in Asia)	54,790	60,276

Total	$553,828	$496,336

Patent and license rights, net	September 30, 2006	December 31, 2005
United States	$117,243	$130,992
International	178,923	167,532

Total	$296,166	$298,524

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

The following table summarizes the components of the Company’s share-based compensation included in reported net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Employee Stock Options	$57,378	$—	$142,436	$—
Consultant Stock Options	—	321,633	(62,573)	1,009,423
Restricted Stock Awards	76,245	—	101,660	—
Income Tax Benefit	(39,843)	(116,727)	(44,478)	(366,340)

Total	$93,780	$204,906	$137,045	$643,083

In addition, $4,167 and $6,761 of share-based compensation was capitalized as a cost of inventory during the three and nine months ended September 30, 2006, respectively. A $62,573 reduction in previously recognized compensation cost on consultant stock options was recognized during the nine months ended September 30, 2006 due to a reduction in the fair value of stock awards issued to consultants.

As of September 30, 2006, the unrecognized share-based compensation expense related to non-vested stock options is approximately $551,000, which is expected to be recognized over a weighted average period of approximately 29 months.

At March 31, 2006, the Company had estimated that approximately 26,000 shares of restricted stock would be earned under the Management Incentive Plan (2006) based on the Company’s performance for the three months ended March 31, 2006 and recorded compensation expense of $17,876 for the fair value of these awards during the three months ended March 31, 2006. These restricted stock awards are earned based on the 2006 results of the Company in total for net sales, net income, and certain key objectives set by the Company. Based on the Company’s performance year to date, the Company estimated that no shares of restricted stock would be earned under this plan. During the three months ended June 30, 2006 the Company reversed the $17,876 of compensation previously accrued. If any awards are earned under this plan, these awards would be issued following the audit of the Company’s 2006 annual financial statements (first quarter 2007) and would vest at the end of three years following their issuance. The fair value of these awards will be recalculated at each interim reporting date before the grant date and then measured for the final time on the day of grant.

In May 2006, the Company granted its non-employee board members an aggregate of 27,377 shares of restricted stock. The board members cannot sell these shares until their one-year term on the board expires in May 2007. The fair value of the restricted stock granted was $305,000 based on the closing market price of the Company’s common stock on May 19, 2006. These are the only restricted stock awards currently outstanding for the Company. As of September 30, 2006, unrecognized compensation expense related to non-vested restricted stock was $203,340, which will be amortized on a straight line basis through May 2007.

Had compensation expense prior to January 1, 2006 for all share-based compensation been determined consistent with the provisions of FAS 123, rather than APB Opinion No. 25, the Company’s net income and income per share for the three and nine months ended September 30, 2005 would have been recorded to the pro forma amounts indicated below. Disclosures for the three and nine months ended September 30, 2006 are not presented because the amounts for share-based compensation have been recognized in the condensed consolidated financial statements for these periods.

	Three Months Ended Septfjember 30, 2005	Nine Months Ended September 30, 2005
Net income:
As reported	$2,238,280	$4,990,409
Deduct – total share-based compensation expense under fair value method for all awards, net of income tax	148,257	1,144,384

Pro forma net income	$2,090,023	$3,846,025

Basic net income per share:
As reported	$0.12	$0.28

Pro forma	$0.12	$0.21

Diluted net income per share
As reported	$0.12	$0.26

Pro forma	$0.11	$0.20

The fair value of each option grant is estimated on the grant date using the Black-Scholes-Merton option pricing model. The valuations of options granted during the three and nine months ended September 30, 2006 and 2005 were based on the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted-average grant date fair value	$7.09	$17.80	$6.54	$6.65
Weighted-average expected lives (in years)	6.00	7.00	4.09	5.40
Weighted-average risk-free interest rate	5.04%	4.23%	4.58%	4.28%
Dividend yield	0%	0%	0%	0%
Volatility factor	.867	.884	.643	.875

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

Trade receivables potentially subject the Company to credit risk. The Company’s standard payment terms for jewel distributors are generally between 30 and 60 days and for jewelry manufacturers are generally between 60 to 90 days. In limited circumstances, the company may extend terms of 120 days. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history and generally does not require collateral.

One customer accounted for 48% and 71% of the Company’s receivables at September 30, 2006 and December 31, 2005, respectively. This customer accounted for 27% and 35% of the Company’s sales during the three and nine months ended September 30, 2006 compared to 51% and 38% of sales during the three and nine months ended September 30, 2005. A second customer accounted for 22% and 2% of the Company’s receivables at September 30, 2006 and December 31, 2005, respectively. This customer accounted for 27% and 13% of the Company’s sales during the three and nine months ended September 30, 2006 compared to 1% of sales during each of the three and nine months ended September 30, 2005. A third customer accounted for 13% and 20% of the Company’s receivables at September 30, 2006 and December 31, 2005, respectively. This customer accounted for 20% and 25% of the Company’s sales during the three and nine months ended September 30, 2006 compared to 31% and 44% of sales during the three and nine months ended September 30, 2005.

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

Finished goods are reflected net of a reserve for jewelry inventory of $40,000 at September 30, 2006 and $95,000 at December 31, 2005. The Company does not actively market its jewelry inventory. Jewelry inventory value is determined as the amount we would obtain by melting the gold in the jewelry and putting the jewels back into loose stone inventory. During the nine months ended September 30, 2006, this reserve was decreased as a portion of the jewelry inventory was sold. In addition, finished goods are shown net of a lower of cost or market reserve of $400,000 at September 30, 2006 and December 31, 2005. This reserve was established to allow for the carat weight loss associated with the re-cutting of a portion of the finished goods inventory. There are certain shapes and sizes of jewels in inventory that may be re-cut to achieve higher quality standards. These jewels can be re-cut into shapes and sizes that have a higher demand without the purchase of additional raw material. The need for adjustments to these reserves is evaluated on a period by period basis. The Company’s inventories consist of the following as of September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
Raw materials	$1,630,845	$1,526,099
Work-in-process	14,656,627	9,026,266
Finished goods	13,678,312	12,615,663

Total Inventory	$29,965,784	$23,168,028

5. Inventory on Consignment

Periodically, the Company sells jewels to customers on “memo” terms. For shipments on “memo” terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. The Company does not recognize revenue on these transactions until the earlier of (1) the customer informing the Company that it will keep the jewels or (2) the expiration of the memo period. Jewels shipped to customers on “memo” are classified as inventory on consignment on the Company’s consolidated balance sheets. The $2,597,000 of inventory on consignment at September 30, 2006 represents potential revenue of $10,661,000 and potential gross profit of $8,064,000 based on the average cost per carat of inventory at September 30, 2006.

6. Common Stock

In March 2006, the Board of Directors authorized a repurchase program for up to 1,000,000 shares of the Company’s common stock. Repurchases will be made in the open market at prevailing prices or in privately negotiated transactions at prices at or below prevailing open market prices. This program expires in March 2007. No shares were repurchased during the three months ended September 30, 2006. As of September 30, 2006, 280,000 shares have been repurchased under the program at an average price of $10.19. During October 2006, 105,000 additional shares were repurchased at an average price of $9.02.

7. Commitments and Contingencies

Operating Leases

In March 2004, the Company entered into a seven-year lease, beginning in August 2004, for approximately 16,500 square feet of mixed use space from an unaffiliated third party at a base cost of $11,727 per month, plus additional rentals based on the Company’s proportionate share of the lessor’s operating costs. Terms of the lease provide for escalations of the base monthly rent throughout the lease term, up to $13,546 at August 1, 2010. The lease also set forth twelve different months (August 2004-September 2004 and August 2005-May 2006) throughout the term where no rent was payable and provided for a $74,000 moving allowance that was paid to the Company. The Company recognizes rent expense on a straight line basis, giving consideration to the free rent periods and the moving allowance paid to the Company. At the Company’s discretion, the lease can be extended for three successive five-year periods. Finally, the lease provides the Company the right to terminate the lease at the end of five years for $192,000.

The Company also maintains other operating leases in Hong Kong and China that expire at various dates from March 2007 to October 2008.

The future minimum lease payments of the Company are as follows: $69,000 for the remainder of 2006, $229,000 in 2007, $167,000 in 2008, $157,000 in 2009, $160,000 in 2010 and $95,000 in 2011, totaling $877,000. Rental expense incurred for operating leases for the three and nine months ended September 30, 2006 was $77,000 and $234,000, respectively. For the three and nine months ended September 30, 2005, such expense was $79,000 and $225,000, respectively.

Purchase Commitments

On June 6, 1997, the Company entered into an Amended and Restated Exclusive Supply Agreement with Cree, Inc. (“Cree”). The exclusive supply agreement had an initial term of ten years that was extended in 2005 to July 2015. In connection with the exclusive supply agreement, the Company has committed to purchase a minimum of 50% (by dollar volume) of its requirements for silicon carbide (SiC) crystals from Cree. If the Company’s orders require Cree to expand beyond specified production levels, the Company must commit to purchase certain minimum quantities.

In February 2006, the Company agreed with Cree on a framework for purchases for 2006. The Company is obligated to purchase a minimum quantity of usable material on a quarterly basis if Cree meets certain minimum quality levels. For each quarter during 2006, the Company has committed to purchase approximately $3,600,000 of raw material, assuming the quality of material is consistent with that received in 2005. In addition, the Company has committed to purchase approximately $2,900,000 of raw material from Cree during the first quarter of 2007. During the three and nine months ended September 30, 2006, we purchased from Cree approximately $3,500,000 and $11,200,000 of raw material, respectively.

In February 2005, the Company signed an exclusive supply agreement with Norstel AB (formerly Jesperator AB) for the supply of SiC crystals for use in the manufacturing of moissanite jewels. The initial term of the contract was for three years (which has since been extended to four years) and includes minimum purchase commitments of usable material of approximately $3,700,000, of which approximately $325,000 will be expensed as research and development when the material is received. The agreement gives the Company the exclusive right to purchase SiC crystals from Norstel for the purpose of fabricating, distributing or selling faceted jewels. In addition, the Company has advanced $400,000 to Norstel towards the purchase of certain equipment. This advance is scheduled to be repaid starting November 2006 through a 35% reduction on the invoices for subsequent purchases of SiC crystals. The minimum purchase commitment during 2006 is approximately $60,000, of which approximately $24,000 will be expensed as research and development. The agreement provides the Company an option to extend the term of the agreement for another four-year period. Purchases from Norstel during the nine months ended September 30, 2006 were less than $10,000.

In November 2005, the Company entered into an exclusive supply agreement with Intrinsic Semiconductor, Inc. for the supply of SiC crystals for use in the manufacturing of moissanite jewels. The initial term of the contract was for two years, and included minimum purchase commitments of usable materials of approximately $2,200,000, subject to Intrinsic Semiconductor meeting minimum quality standards. The agreement gave the Company the exclusive right to purchase SiC crystals from Intrinsic Semiconductor for the purpose of fabricating, distributing or selling faceted jewels. On June 26, 2006, Cree announced that it has signed a definitive agreement to acquire Intrinsic Semiconductor, Inc. In October 2006, our agreement with Intrinsic Semiconductor was terminated.

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

8. Dividends

On May 23, 2005, the Company declared a $0.038 per share cash dividend and a 5% stock dividend, both of which were distributed on July 15, 2005. Pursuant to these dividends, total cash of $699,309 and 859,457 shares of our common stock were distributed to shareholders. The stock dividend provided shareholders as of the record date with one share for every 20 shares owned and cash in lieu of fractional shares.

On December 21, 2005, the Company declared a one share for every four shares owned stock split, effected in the form of a 25% stock dividend, distributed on January 30, 2006. Pursuant to this dividend, total cash of $24,280 and 3,658,999 shares of our common stock were distributed to shareholders. The stock dividend provided shareholders as of the record date with one share for every four shares owned and cash in lieu of fractional shares.

On April 18, 2006, the Company declared a $0.08 per share cash dividend distributed on June 15, 2006. Pursuant to this dividend, total cash of $1,456,080 was distributed to shareholders.

All share and per share amounts for all periods presented in these financial statements reflect the effect of both the 5% stock dividend and the stock split transactions.

9. Share-Based Compensation Plans

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

In 1997, the Company adopted the 1997 Omnibus Stock Plan of Charles & Colvard, Ltd. (the “1997 Omnibus Plan”). The 1997 Omnibus Plan authorizes the Company to grant stock options, stock appreciation rights and restricted awards (collectively, “awards”) to selected employees, independent contractors and directors of the Company and related corporations in order to promote a closer identification of their interests with those of the Company and its shareholders. The maximum number of shares of common stock for which awards may be granted under the 1997 Omnibus Plan may be increased from time to time to a number of shares equal to (i) 20% of the shares of common stock outstanding as of that time less (ii) the number of shares of common stock subject to outstanding options under the 1996 Option Plan. The number of shares reserved for issuance under the 1997 Omnibus Plan may also be adjusted upon certain events affecting the Company’s capitalization. The Board of Directors has reserved 2,271,821 shares for issuance under the 1997 Omnibus Plan. All options granted under the 1997 Omnibus Plan have an exercise price equal to the market price of our common stock on the date the option is granted. Options granted to employees under the 1997 Omnibus Plan generally vest over three years and have terms of up to 10 years, with the exception of options granted in 2005 under the Executive Compensation Plan (which is governed by and subject to the 1997 Omnibus Plan) that vested immediately and options granted in 2006 under the Executive Compensation Plan that vest at the end of 3 years. Options granted to the Board of Directors under the 1997 Omnibus Plan generally vest over one year and have terms of up to 10 years. The terms of options granted to outside consultants vary depending on the specific grant, but the terms will be no longer than 10 years. Restricted stock awards granted to members of the Board of Directors vest at the end of one year.

The following is a summary of activity for the Company’s two stock option plans:

	1996 Option Plan		1997 Omnibus Plan
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding, December 31, 2005	64,296	$3.18	1,140,683	$6.20
Granted	—	—	109,824	12.32
Exercised	(14,927)	2.09	(49,103)	4.18
Canceled	—	—	(2,830)	8.95

Outstanding, September 30, 2006	49,369	$3.51	1,198,574	$6.84

The following summarizes information about stock options at September 30, 2006:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Outstanding as of 9/30/2006	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable as of 9/30/2006	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Outstanding as of 9/30/2006	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
1,247,943	4.3	$6.70	1,044,395	4.5	$5.70	1,244,254	4.3	$6.69

The aggregate intrinsic value of options outstanding, exercisable, vested or expected to vest at September 30, 2006 was $6,216,648, $6,207,990 and $6,216,603, respectively. This amount is before applicable income taxes and represents the closing stock price of the Company’s common stock at September 30, 2006 less the grant price, multiplied by the number of options that have a grant price that is less than the closing stock price. This amount represents the amount that would have been received by the optionees had these options been exercised on that date. During the nine months ended September 30, 2006 and 2005, the aggregate intrinsic value of options exercised was $482,823 and $4,913,546, respectively.

The following is a summary of activity for restricted stock granted by the Company:

	Number of Shares	Grant Date Fair Value
Non-vested at January 1, 2006	0	$—
Granted	27,377	$11.14
Vested	0	$—
Cancelled	0	$—

Non-vested at September 30, 2006	27,377	$11.14

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

Diluted net income per share computations include the dilutive effect, if any, of stock options using the treasury stock method. The following table reconciles the differences between the basic and diluted earnings per share presentations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator:
Net income	$2,226,431	$2,238,280	$4,846,474	$4,990,409

Denominator:
Weighted Average Shares Outstanding
Basic	18,107,311	18,117,111	18,208,419	17,935,096
Stock Options	504,483	965,188	528,004	943,329

Diluted	18,611,794	19,082,299	18,736,423	18,878,425
Net Income Per Share:
Basic	$0.12	$0.12	$0.27	$0.28

Diluted	$0.12	$0.12	$0.26	$0.26

For the three and nine months ended September 30, 2006, stock options to purchase approximately 306,000 and 194,000 shares, respectively, were excluded from the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares. For the three and nine months ended September 30, 2005, stock options to purchase approximately 7,000 shares were excluded from the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares.

11. Income Taxes

At December 31, 2005, the Company had a U.S. tax NOL carryforward of approximately $4.6 million and a North Carolina state tax NOL carryforward of approximately $9.6 million, which can be offset against future federal and state taxable income. The current federal and state NOL carryforwards will expire at various times between now and 2020 and 2015, respectively, depending on the year of the loss. Based on our income tax estimates during the nine months ended September 30, 2006, we have fully utilized our U.S. NOL carryforward. As a result, we will begin making federal income tax payments for the tax year ending December 31, 2006. Prior to 2006, federal income tax payments were limited to alternative minimum tax payments. We do not expect to fully utilize our North Carolina state NOL carryforward during the year ended December 31, 2006.

12. Newly Adopted Accounting Pronouncements

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

As a result of the adoption of FAS No. 123R, the Company recorded compensation expense due to share-based employee compensation awards during the nine months ended September 30, 2006 of $244,096 in operating expenses, which is before an income tax benefit of $67,187, resulting in a decrease to net income of $176,909. In addition, there was $6,761 of share-based employee compensation capitalized as inventory costs during the nine months ended September 30, 2006. There was no change in the way the Company accounted for stock options granted to consultants.

The Company receives an income tax deduction for certain stock option exercises when the options are exercised, generally for the excess of the stock price on the date of exercise over the option price. Prior to the adoption of FAS No. 123R, the Company presented all tax benefits resulting from the exercise of stock options as an operating cash inflow in its Statement of Cash Flows. FAS No. 123R requires the benefits of tax deductions in excess of the grant date fair value for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. The income tax benefits from the exercise of stock options during the nine months ended September 30, 2006 have been reflected as “Excess tax benefits from share-based payment arrangements” on the Condensed Consolidated Statement of Cash Flows. For the nine months ended September 30, 2006, such amount was $154,001, resulting in a decrease in cash from operations and increase in cash provided by financing activities of this amount.

13. Newly Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FAS Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning January 1, 2007. The Company is in the process of determining the effect that the adoption of FIN 48 will have on its financial statements.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements expressing expectations regarding our future and projections relating to products, sales, revenues and earnings are typical of such statements and are made under the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions and are not historical facts and typically are identified by use of terms such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and similar words, although some forward-looking statements are expressed differently.

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future. You should be aware that although the forward-looking statements included herein represent management’s current judgment and expectations, our actual results may differ materially from those projected, stated or implied in these forward-looking statements as a result of many factors, including, but not limited to the Company’s ability to manage growth effectively, dependence on Cree, Inc. (“Cree”) as the current supplier of the substantial majority of the raw material, ability to develop a material second source of supply, dependence on a limited number of jewelry manufacturing customers, dependence on continued growth and consumer acceptance of the Company’s products, in addition to the other risks and uncertainties described in more detail in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission. Forward-looking statements speak only as of the date they are made. We undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur except as required by the federal securities laws, and you are urged to review and consider disclosures that we make in the reports that we file with the Securities and Exchange Commission that discuss other factors relevant to our business.

Overview

We manufacture, market and distribute Charles & Colvard created moissanite jewels (also called moissanite) for sale in the worldwide jewelry market. Moissanite, also known by its chemical name, silicon carbide (SiC), is a rare, naturally occurring mineral found primarily in meteors. As the sole manufacturer of scientifically-made moissanite jewels, our strategy is to establish Charles & Colvard as a reputable, high-quality and sophisticated brand and position moissanite as a unique jewel, distinct from all others based on its exceptional fire, brilliance, luster, durability and rarity. Moissanite is marketed to its primary target market, the self-purchasing woman, as the perfect reward or indulgence for a woman celebrating her achievements, whether personal or professional, big or small. Moissanite is also marketed to the jewelry trade as a new jewelry category with a unique business opportunity.

During 2005, our goal was to increase revenue through an increased investment in sales and marketing expenses, while maintaining profitability. Our sales during 2005 were 82% higher than sales in 2004, while our sales and marketing expenses were 68% higher in 2005 than in 2004. Our sales in 2005 were favorably impacted by our expanding relationships with two major jewelry retailers, JCPenney and Finlay Enterprises, Inc. In a joint effort with our manufacturing customer, Reeves Park, we launched a Charles & Colvard moissanite jewelry category at 462 JCPenney retail locations in October 2004. In March 2005, JCPenney began offering moissanite in 241 additional stores. While the majority of the distribution at JCPenney is through asset purchase transactions, current distribution consists of a mixture of asset purchase and consignment transactions. Finlay, supplied by our manufacturing customer K&G Creations, operates leased department store jewelry locations in chains such as Boston Store, Macy’s, Dillard’s, Bloomingdale’s, Belk and Marshall Fields. Finlay began offering moissanite jewelry in 31 stores in February 2005. As of September 30, 2006, moissanite jewelry is available at approximately 228 Finlay leased department store jewelry counters. While the distribution at Finlay is conducted primarily through asset purchase transactions, consignment is being used for special promotions, such as “trunk shows”.

During 2005, we conducted test distribution at two national fine jewelry stores via one-day trunk show events. Helzberg Jewelers, a fine jewelry chain with over 270 stores, began testing moissanite jewelry in September 2005 and Gordon’s Jewelers, a fine jewelry division of Zale Corporation with over 285 stores, began testing in October 2005. Based on the results of the test distribution, Helzberg began an in-case program of fine moissanite jewelry during the three months ended March 31, 2006. As of September 30, 2006, moissanite jewelry was available in all Helzberg locations. The tests at Gordon’s will continue through the remainder of 2006. Additionally, other divisions of the Zale Corporation that have scheduled trunk shows in 2006 are the 130-store Zale Outlet chain in the United States and Peoples & Mappins Jewelers, which has a combined 168 stores in Canada. The Zale Outlet chain started an in-case program in 20 of its stores during the second quarter of 2006, and the program is now in 28 of its stores. Peoples & Mappins Jewelers will begin testing an in-case program in 40 of its stores during the fourth quarter of 2006.

Despite the 10% decrease in sales during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, our goal for the 2006 calendar year is still to increase revenue over 2005 while remaining profitable although there is no assurance that a revenue increase will occur. The sales decrease during the first nine months of 2006 was due primarily to the large orders placed by K&G Creations and Reeves Park in the first nine months of 2005 that were required for the initial rollout of moissanite jewelry into Finlay jewelry counters and the rollout into 241 additional JCPenney stores.

We continue to work to broaden our customer base through our various channels of distribution. During the third quarter of 2006, Samuel Aaron International (“SAI”) and Alarama, two domestic jewelry manufacturers, became much more significant direct customers. Both are large, well-established suppliers to the North American jewelry market and both sell to a majority of the major North American jewelry retailers.

With respect to the previously announced test at the approximately 800-door chain, Kohl’s, the jewelry arrived at the store level in late October and the sales and promotional activities commenced at that time. The total number of locations involved in this test is 208, up from the previously disclosed 170. SAI will be the manufacturer for this test distribution.

Although the test at approximately 20 locations of the 900 door chain that we previously announced will be conducted in the fourth quarter of 2006, we do not expect to recognize any significant revenue from this test during 2006.

As we continue to add new distribution points at retail, we plan to continue to spend more aggressively to build awareness and demand for moissanite jewelry in the coming periods. In the fourth quarter of 2006, we expect to advertise in newspapers, via direct mail, on the Internet, and in major fashion magazines. The fashion magazines include Allure, Elle, InStyle, Self, More, Vanity Fair and Vogue, and each will be tagged to a specific retailer. The retailers included in those magazine placements are, in no particular order, JCPenney, Lord & Taylor, Belk, Boscov’s, Zales Outlet, HSN.com, Carson’s, Macy’s, Helzberg, Von Maur, Ross-Simons and Dillard’s. The magazines are tagged based on geographic designations.

Results of Operations

The following table is intended to illustrate a tabular analysis of certain Consolidated Statement of Operations data as a percentage of sales for both periods presented. A detailed explanation of our results of operations follows this table:

	Three Months Ended September 30,
	2006		2005
Sales	100%	$12,101,651	100%	$11,347,066
Gross profit	69%	8,334,415	67%	7,657,810
Marketing and sales expenses	31%	3,764,133	30%	3,432,307
General and administrative expenses	9%	1,057,972	10%	1,105,055
Operating income	29%	3,488,358	27%	3,113,477
Net income	18%	2,226,431	20%	2,238,280

	Nine Months Ended September 30,
	2006		2005
Sales	100%	$28,631,754	100%	$31,871,605
Gross profit	72%	20,628,335	65%	20,689,706
Marketing and sales expenses	35%	9,879,600	30%	9,595,519
General and administrative expenses	11%	3,193,068	10%	3,181,383
Operating income	26%	7,495,557	24%	7,736,518
Net income	17%	4,846,474	16%	4,990,409

Three Months ended September 30, 2006 compared with Three Months ended September 30, 2005

Net sales were $12,101,651 for the three months ended September 30, 2006 compared to $11,347,066 for the three months ended September 30, 2005, an increase of $754,585 or 7%. Shipments of moissanite jewels, excluding consigned jewels, increased 15% to approximately 77,300 carats from 67,200 carats. The average selling price per carat decreased by 4% due to a product mix in which a greater percentage of smaller size jewels, which have a lower price per carat, were sold. U.S. sales accounted for approximately 89% and 93% of sales during the three months ended September 30, 2006 and 2005, respectively.

U.S. net sales and carat shipments, excluding consigned jewels, increased by 3% and 12%, respectively, for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. U.S. sales increased primarily due to sales to our manufacturing customers in anticipation of the upcoming holiday buying season and orders from SAI for the October 2006 rollout into Kohl’s. The increase in U.S sales was partially offset by a 31% decrease in our sales to K&G Creations. Sales to K&G Creations were down due to significant orders placed during the three months ended September 30, 2005 for the rollout of moissanite jewelry into Finlay Enterprises, as well as decreased doors at Finlay resulting from the loss of certain contracts due to the Federated/May merger. Our shipments to customers other than K&G Creations during the three months ended September 30, 2006 reflected positive volume growth of approximately 24%. Our three largest customers during the three months ended September 30, 2006, SAI, Reeves Park and K&G Creations, accounted for 27%, 27% and 20%, respectively, of our sales during the period as compared to less than 1%, 51%, and 31%, respectively, for the same period of 2005. We expect that we will remain dependent on our ability and that of our largest manufacturing customers to maintain and enhance their retail programs. K&G has indicated that it remains committed to moissanite jewelry and began to introduce an exclusive collection of jewelry featuring Sarah Ferguson, the Duchess of York, through Finlay late in the second quarter of 2006. While we believe our current relationships with these customers and retailers are good, a loss of any of these customer or retailer relationships could cause a material adverse effect on our results of operations.

International net sales and carat shipments increased by 59% and 57%, respectively for the three months ended September 30, 2006 as compared to the same period of 2005. International sales increased due to increased sales into Hong Kong, United Kingdom, Thailand and Indonesia offset by lower sales into Taiwan and Italy. The majority of the increased international sales are jewels sold internationally that will be re-imported to North American retailers.

Our gross profit margin was 68.9% for the three months ended September 30, 2006 compared to 67.5% for the three months ended September 30, 2005. The increased gross profit margin percentage was primarily caused by lower production costs in the first-in, first-out accounting period relieved from inventory in the three months ended September 30, 2006 compared to the production costs for the related inventories sold in the three months ended September 30, 2005, partially offset by a 4% decrease in the average selling price per carat caused by a product mix in which a greater percentage of smaller size jewels, which have a lower price per carat, were sold. Future gross profit margins will fluctuate based upon the costs being relieved from inventory under our first-in, first-out accounting policy and our average selling price per carat. Depending on the sizes shipped in any specific period, we expect that our gross profit margin percentage going forward will fall in a range between 65% and 75%.

Marketing and sales expenses were $3,764,133 for the three months ended September 30, 2006 compared to $3,432,307 for the three months ended September 30, 2005, an increase of $331,826 or 10%. As a percentage of sales, these expenses increased to 31% from 30% in the same period of 2005. The primary reasons for the increase in expenses were a $347,000 increase in advertising expense, $190,000 of web page design costs and $100,000 of industry sponsorship costs partially offset by a $319,000 decrease in stock option compensation expense on options previously issued to sales consultants for new business development. The web page design costs are associated with a complete redesign of our website, scheduled to launch in mid-November. The Company expects total marketing and sales expenses in the fourth quarter of 2006 to be higher than the total marketing and sales expenses incurred during the same period of 2005. While we are trying to manage our total sales and marketing expense for the year to approximate the same percentage of sales achieved in 2005, it is subject to the level of revenue achieved in the fourth quarter of 2006.

General and administrative expenses were $1,057,972 for the three months ended September 30, 2006 compared to $1,105,055 for the three months ended September 30, 2005, a decrease of $47,083 or 4%. As a percentage of sales these expenses decreased to 9% from 10% in the same period of 2005. The decrease in expenses was primarily due to $127,000 of decreased compensation costs, partially offset by $76,000 of costs associated with the May 2006 grant of restricted stock to the non-employee members of our Board of Directors. Compensation expense decreased due to $190,000 of lower costs accrued in 2006 under our management incentive plan versus the same period of 2005, partially offset by other increases in compensation.

Interest income was $174,647 for the three months ended September 30, 2006 compared to $147,227 for the three months ended September 30, 2005, an increase of $27,420 or 19%. This increase resulted from a higher interest rate earned on our cash balances, partially offset by lower average cash balances.

Our effective income tax rate for the three months ended September 30, 2006 was 39% compared to 31% for the three months ended September 30, 2005. Our statutory tax rate consists of the Federal income tax rate of 34% and the North Carolina state income tax rate of 4.5%, net of the federal benefit. Currently, we do not recognize an income tax benefit for our operating losses in Hong Kong and China. We cannot recognize this income tax benefit due to the uncertainty of generating sufficient future taxable income in these tax jurisdictions to offset the existing losses. Our effective income tax rate during the three months ended September 30, 2005, was favorably impacted by a reduction in state income tax expense caused by a change in the apportionment of taxable income among state jurisdictions. This same apportionment factor has been applied to taxes during all of 2006. Our effective income tax rate would have been approximately the same in both the three months ended September 30, 2006 and 2005 if not for the change in apportionment of state taxes that occurred during the three months ended September 30, 2005.

Nine Months ended September 30, 2006 compared with Nine Months ended September 30, 2005.

Net sales were $28,631,754 for the nine months ended September 30, 2006 compared to $31,871,605 for the nine months ended September 30, 2005, a decrease of $3,239,851 or 10%. Shipments of moissanite jewels, excluding consigned jewels, decreased 6% to approximately 175,500 carats from 185,700 carats. The average selling price per carat decreased by 4% due to a product mix in which a greater percentage of smaller size jewels, which have a lower price per carat, were sold. U.S. sales accounted for approximately 87% and 93% of sales during the nine months ended September 30, 2006 and 2005, respectively.

U.S. net sales and carat shipments, excluding consigned jewels, decreased by 15% and 10%, respectively, for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. Decreased U.S. carat shipments are due primarily to large orders placed by K&G Creations and Reeves Park in the first nine months of 2005 for the initial rollout of moissanite jewelry into Finlay jewelry counters and the rollout into 241 additional JCPenney stores, which were not repeated in 2006. Our three largest customers during the nine months ended September 30, 2006, Reeves Park, K&G Creations, and SAI accounted for 35%, 25% and 13%, respectively, of our sales during the period as compared to 38%, 44%, and 1%, respectively, for the same period of 2005. We expect that, at least in the short-term, we will remain dependent on our ability and that of our largest manufacturing customers to maintain and enhance their retail programs. K&G has indicated that it remains committed to moissanite jewelry and began to introduce an exclusive collection of jewelry featuring Sarah Ferguson, the Duchess of York, through Finlay late in the second quarter of 2006. While we believe our current relationships with these customers and retailers are good, a loss of any of these customer or retailer relationships could cause a material adverse effect on our results of operations.

International net sales and carat shipments increased by 53% and 54%, respectively, for the nine months ended September 30, 2006 as compared to the same period of 2005. International sales increased due to increased sales into Hong Kong, Canada, Indonesia, India and the United Kingdom, partially offset by lower sales in Taiwan. Increased international sales are primarily due to jewels sold internationally that will be re-imported to North American retailers.

Our gross profit margin was 72.0% for the nine months ended September 30, 2006 compared to 64.9% for the nine months ended September 30, 2005. The increased gross profit margin percentage was primarily caused by lower production costs in the first-in, first-out accounting period relieved from inventory in the nine months ended September 30, 2006 compared to the production costs for the related inventories sold in the nine months ended September 30, 2005, partially offset by a 4% decrease in the average selling price per carat caused by a product mix in which a greater percentage of smaller size jewels, which have a lower price per carat, were sold. Future gross profit margins will fluctuate based upon the costs being relieved from inventory under our first-in, first-out accounting policy and our average selling price per carat. Depending on the sizes shipped in any specific period, we expect that our gross profit margin percentage going forward will fall in a range between 65% and 75%.

Marketing and sales expenses were $9,879,600 for the nine months ended September 30, 2006 compared to $9,595,519 for the nine months ended September 30, 2005, an increase of $284,081 or 3%. As a percentage of sales, these expenses increased to 35% from 30% in the same period of 2005. The primary reasons for the increase in expenses were a $786,000 increase in advertising expenses, $199,000 increase in travel costs, and $190,000 of web page design costs, partially offset by $1,062,000 of decreased stock option compensation expense on options previously issued to sales consultants for new business development. The increase in advertising expenses was driven by $1,071,000 of increased print and direct mail advertising, partially offset by $178,000 of advertising production costs incurred in 2005 for the design of our advertising campaign that launched in the fourth quarter of 2005 and $136,000 of decreased co-op advertising. Our co-op advertising program reimburses a portion of our customers’ marketing costs based on the amount of their purchases from us, and is subject to the customer providing us documentation of all advertising copy that includes the Company’s products. The Company expects total marketing and sales expenses in the fourth quarter of 2006 to be higher than the total marketing and sales expenses incurred during the same period of 2005. While we are trying to manage our total sales and marketing expense to approximate the same percentage of sales achieved in 2005, it is subject to the level of revenue achieved in the fourth quarter of 2006.

General and administrative expenses were $3,193,068 for the nine months ended September 30, 2006 compared to $3,181,383 for the nine months ended September 30, 2005, an increase of $11,685 or less than 1%. As a percentage of sales, these expenses increased to 11% from 10% in the same period of 2005. The increase in expenses was primarily due to $102,000 of costs associated with the May 2006 grant of restricted stock to the non-employee members of our Board of Directors, partially offset by $25,000 of decreased compensation costs. Compensation expense decreased due to $460,000 of lower costs accrued in 2006 under our management incentive plan versus the same period of 2005, partially offset by $200,000 of one-time compensation costs recorded during the nine months ended September 30, 2006 associated with the change in status of Earl Hines, Senior Vice President of Manufacturing, from a full-time to a part-time employee.

Research and development expenses were $60,110 for the nine months ended September 30, 2006 compared to $176,286 for the nine months ended September 30, 2005, a decrease of $116,176 or 66%. The costs incurred in 2005 relate to our efforts in developing alternate sources of raw material. We do not expect to incur significant research and development costs during the remainder of 2006.

Net interest income was $583,175 for the nine months ended September 30, 2006 compared to $321,719 for the nine months ended September 30, 2005, an increase of $261,456 or 81%. This increase resulted from a higher interest rate earned on our cash balances, as well as larger average cash balances.

Our effective income tax rate for the nine months ended September 30, 2006 was 40% compared to 38% for the nine months ended September 30, 2005. Our statutory tax rate is 38.5% and consists of the Federal income tax rate of 34% and the North Carolina state income tax rate of 4.5%, net of the federal benefit. Our effective income tax rate is higher than our statutory rate primarily due to our inability to currently recognize an income tax benefit for our operating losses in Hong Kong and China. We cannot recognize this income tax benefit due to the uncertainty of generating sufficient future taxable income in these tax jurisdictions to offset the existing losses. Our effective income tax rate is higher than the same period in 2005 primarily due a reduction in state income tax expense caused by a change in the apportionment of taxable income among state jurisdictions.

Liquidity and Capital Resources

At September 30, 2006, we had approximately $14.4 million of cash and cash equivalents and $57.6 million of working capital as compared to $21.0 million of cash and cash equivalents and $53.8 million of working capital at December 31, 2005. As further described below, cash and cash equivalents decreased during the nine months ended September 30, 2006 primarily as a result of cash dividends of $1,480,360, stock repurchases of $2,854,325 and $2,437,072 of cash used by operations.

Cash and inventory account for 75% of our current assets. Our principal sources of liquidity are cash on hand and cash generated by operations. During the nine months ended September 30, 2006, $2,437,072 of cash was used by operations primarily as a result of a $6,947,941 increase in inventory and a $3,035,704 increase in receivables, partially offset by pretax income of $8,078,732. We purchased $11.3 million of raw material during the nine months ended September 30, 2006 and are building inventory to prepare for anticipated future sales growth.

Management considers its investment in inventory essential to be able to meet the orders of its expanding customer base and to fulfill requests from our customers for consigned inventory. It is management’s opinion that inventory turnover should increase due to forecasted sales increases, thereby not requiring a significant use of working capital. Management expects to reduce its 2007 raw material purchases from the amount purchased in 2006.

Income tax payments for the nine months ended September 30, 2006 were limited to $71,652 due to the utilization of a portion of the Company’s net operating loss (“NOL”) carryforwards to offset the taxable income generated during that period by our U.S. operations. As of December 31, 2005, we had a U.S. NOL carryforward of approximately $4.6 million and a North Carolina NOL carryforward of approximately $9.6 million, which expire between 2012 and 2020. During the nine months ended September 30, 2006, we have fully utilized our U.S. NOL carryforward. As a result, we will begin making federal income tax payments for the tax year ended December 31, 2006. As of September 30, 2006, we have estimated our federal income tax liability to be $328,696. Prior to 2006, federal income tax payments were limited to alternative minimum tax payments. Depending on our levels of income in future periods, our cash flow from operations will be negatively impacted by increased tax payments over prior periods. We do not expect to fully utilize our North Carolina NOL during the year ended December 31, 2006.

Periodically, the Company sells jewels to customers on “memo” terms. For shipments on “memo” terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. The Company does not recognize revenue on these transactions until the earlier of (1) the customer informing the Company that it will keep the jewels or (2) the expiration of the memo period. Any jewels shipped to our customers on “memo” terms are classified as inventory on consignment on the Company’s consolidated balance sheets. The $2,597,000 of inventory on consignment at September 30, 2006 represents potential revenue of approximately $10,661,000 and potential gross profit of approximately $8,064,000 based on the average cost per carat of inventory at September 30, 2006.

On June 6, 1997, the Company entered into an Amended and Restated Exclusive Supply Agreement with Cree. The exclusive supply agreement had an initial term of ten years that was extended in 2005 to July 2015. In connection with the exclusive supply agreement, the Company has committed to purchase a minimum of 50% (by dollar volume) of its requirements for SiC crystals from Cree. If the Company’s orders require Cree to expand beyond specified production levels, the Company must commit to purchase certain minimum quantities. In February 2006, we agreed with Cree on a framework for purchases for 2006. The Company is obligated to purchase a minimum quantity of usable material on a quarterly basis if Cree meets certain minimum quality levels. For each quarter during 2006, the Company has committed to purchase approximately $3,600,000 of raw material, assuming the quality of material is consistent with that received in 2005. In addition, the Company has committed to purchase approximately $2,900,000 of raw material from Cree during the first quarter of 2007. We purchased approximately $11,200,000 of raw material from Cree during the nine months ended September 30, 2006.

In February 2005, we entered into an exclusive supply agreement with Norstel AB (formerly Jesperator AB) for the supply of SiC crystals for use in the manufacturing of moissanite jewels. The initial term of the contract was for three years (which has since been extended to four years) and includes minimum purchase commitments of usable material of approximately $3,700,000, of which approximately $325,000 will be expensed as research and development when the material is received. In addition, the Company advanced $400,000 to Norstel AB in February 2005 towards the purchase of certain equipment. This advance is scheduled to be repaid starting November 2006 through a 35% reduction on invoices for subsequent purchases of SiC crystals over the initial term of the agreement. The minimum purchase commitment during 2006 is approximately $60,000, of which approximately $24,000 will be expensed as research and development. Purchases from Norstel during the nine months ended September 30, 2006 were less than $10,000.

In November 2005, we entered into an exclusive supply agreement with Intrinsic Semiconductor, Inc. for the supply of SiC crystals for use in the manufacturing of moissanite jewels. The initial term of the contract was for two years, and included minimum purchase commitments of usable material of approximately $2,200,000, subject to Intrinsic Semiconductor meeting minimum quality standards. On June 26, 2006, Cree announced that it has signed a definitive agreement to acquire Intrinsic Semiconductor, Inc. In October 2006, our agreement with Intrinsic Semiconductor was terminated.

In May 2005, we entered into an eighth amendment to our agreement with John M. Bachman, Inc. (“JMB”), the supplier of the majority of the faceting services used by the Company. Pursuant to the terms of the amendment, the Company provided JMB with a cash advance of $135,000 that was used by JMB to expand its affiliate’s production facility and procure additional equipment and labor as needed to enable JMB and its affiliate to satisfy the requested increase in production volumes. The cash advance is being repaid to the Company through reduced charges for faceting services provided to the Company. As of September 30, 2006, the balance due to us on this advance is $16,993. We expect the remaining balance to be completely repaid during the fourth quarter of 2006.

On April 18, 2006, the Company declared a $0.08 per share cash dividend that was distributed on June 15, 2006 to shareholders of record on May 31, 2006. Pursuant to this dividend, total cash of $1,456,080 was distributed. The Company expects to review the dividend policy on an annual basis and payment of future dividends will be dependent on the facts and circumstances at the time of that review.

In March 2006, the Board of Directors authorized a repurchase program for up to 1,000,000 shares of the Company’s common stock. Repurchases will be made in the open market at prevailing prices or in privately negotiated transactions at prices at or below prevailing open market prices. This program expires in March 2007. There were 280,000 shares repurchased under this program during the nine months ended September 30, 2006 at an average price of $10.19 per share, or an aggregate of $2,854,325. During October 2006, 105,000 additional shares were repurchased at an average price of $9.02.

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

As a result of the adoption of FAS No. 123R, we recorded compensation expense due to share-based employee compensation awards during the nine months ended September 30, 2006 of $244,096 in operating expenses, which is before an income tax benefit of $67,187, resulting in a decrease to net income of $176,909. In addition, there was $6,761 of share-based employee compensation capitalized as inventory costs during the nine months ended September 30, 2006. There was no change in the way we accounted for stock options granted to consultants.

We receive an income tax deduction for certain stock option exercises when the options are exercised, generally for the excess of the stock price on the date of exercise over the option price. Prior to the adoption of FAS No. 123R, we presented all tax benefits resulting from the exercise of stock options as an operating cash inflow in our Statement of Cash Flows. FAS No. 123R requires the benefits of tax deductions in excess of the grant date fair value for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. The income tax benefits from the exercise of stock options during the nine months ended September 30, 2006 have been reflected as “Excess tax benefits from share-based payment arrangements” on the Condensed Consolidated Statement of Cash Flows. For the nine months ended September 30, 2006, such amount was $154,001, resulting in a decrease in cash from operations and increase in cash provided by financing activities of this amount.

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

Item 4: Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of September 30, 2006, the Company’s Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that the information that the Company is required to disclose in its Exchange Act reports was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Chief Executive Officer and Chief Financial Officer also concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

On October 4, 2006, the Company received an English translation of an action filed on June 9, 2006 in the South Korean Intellectual Property Office by MC Lab Corporation. MC Lab Corporation is seeking invalidation of the Company’s current South Korean patent on the basis of an alleged lack of inventiveness as compared to certain prior art. Management believes that the South Korean patent was properly issued and the Company will vigorously defend the action. A decision is currently not expected before the summer of 2007. The Company does not presently have material sales in South Korea and the decision will not be legally binding in any other jurisdiction.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Charles & Colvard did not make any purchases of its common stock during the three months ended September 30, 2006.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly-Announced Plan	Maximum Number of Shares That May Yet be Purchased Under the Plan (2)
July 1, 2006 – July 31 2006	—	—	—	720,000
Aug 1 2006 – Aug 31, 2006	—	—	—	720,000
Sept 1, 2006 – Sept 30, 2006	—	—	—	720,000
Total	—	—	—	720,000

(1)	For the period ended September 30, 2006, the Company did not purchase any shares of the Company’s common stock other than through the publicly announced plan described in footnote (2), below.
(2)	On March 27, 2006, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s common stock through open market or privately negotiated transactions at prices at or below prevailing prices. This plan expires on March 27, 2007.

Item 6: Exhibits

Exhibit No.	Description

10.94	Letter Agreement, effective October 2, 2006, between Samuel Aaron International and Charles & Colvard, Ltd., incorporated by reference to Exhibit 10.94 on Form 8-K, filed with the SEC on October 6, 2006. *

10.95	Licensing Agreement, dated October 2, 2006, between Samuel Aaron International and Charles & Colvard, Ltd., incorporated by reference to Exhibit 10.95 on Form 8-K, filed with the SEC on October 6, 2006.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities and Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Charles & Colvard, Ltd.

Date: November 8, 2006	/s/ Robert S. Thomas
Robert S. Thomas
President & Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2006	/s/ James R. Braun
James R. Braun
Vice President of Finance & Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

EXHIBIT INDEX

10.94	Letter Agreement, effective October 2, 2006, between Samuel Aaron International and Charles & Colvard, Ltd., incorporated by reference to Exhibit 10.94 on Form 8-K, filed with the SEC on October 6, 2006. *

10.95	Licensing Agreement, dated October 2, 2006, between Samuel Aaron International and Charles & Colvard, Ltd., incorporated by reference to Exhibit 10.95 on Form 8-K, filed with the SEC on October 6, 2006.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities and Exchange Act of 1934, as amended.