Form 10-K
period 2006-12-31
CHARLES & COLVARD LTD
filed 2007-03-09
CIK 1015155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number: 000-23329

Charles & Colvard, Ltd.

(Exact name of Registrant as specified in its charter)

North Carolina	56-1928817
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

300 Perimeter Park Drive, Suite A, Morrisville, N.C.	27560
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (919) 468-0399

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2006, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant was $169,513,814 based on the closing sales price as reported on the NASDAQ Global Select Market (formerly known as the NASDAQ National Market).

As of February 28, 2007, there were 17,986,361 outstanding shares of the Registrant’s common stock.

DOCUMENT INCORPORATED BY REFERENCE

Certain portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on May 21, 2007 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements expressing expectations regarding our future and projections relating to products, sales, revenues and earnings are typical of such statements and are made under the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions and are not historical facts and typically are identified by use of terms such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” believe,” “estimate,” “predict,” “potential,” “continue” and similar words, although some forward-looking statements are expressed differently.

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future. You should be aware that although the forward-looking statements included herein represent management’s current judgment and expectations, our actual results may differ materially from those projected, stated or implied in these forward-looking statements as a result of many factors, including, but not limited to the Company’s ability to manage growth effectively, dependence on Cree, Inc as the current supplier of the substantial majority of the raw material, ability to develop a material second source of supply, dependence on a limited number of jewelry manufacturing customers, dependence on continued growth and consumer acceptance of the Company’s products, any trends in the general economy that would adversely affect consumer spending, risks of conducting operations in foreign countries and our dependence on third parties. These and other risks and uncertainties, many of which are addressed in more detail below in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” could cause our actual results and developments to be materially different from those expressed or implied by any of these forward-looking statements. We undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur except as required by the federal securities laws, and you are urged to review and consider disclosures that we make in our reports that we file with the Securities and Exchange Commission, including this Annual Report on Form 10-K, that discuss other factors relevant to our business.

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

Our moissanite jewels are made from SiC crystals. We obtain the substantial majority of our SiC crystals from Cree, Inc. (“Cree”). In February 2005, we established a new relationship for the supply of SiC crystals with Norstel AB, a Swedish Company (“Norstel AB”), that has demonstrated an ability to produce suitable SiC crystals in limited quantities. We have certain exclusive supply rights with Cree and Norstel AB for SiC crystals to be used for gemstone applications.

From our inception in June 1995 through June 30, 1998, we were a development stage enterprise, devoting our resources to fund research and development of colorless moissanite jewels. We operate as a single business segment. We began shipping moissanite to U.S. retail jewelers and international distributors during the second quarter of 1998. During the second quarter of 2000, we changed our U.S. distribution model to sell through jewel distributors and jewelry manufacturers rather than directly to retail stores.

In March 2000, we entered into distribution agreements with each of Stuller Settings, Inc. (Stuller) and Rio Grande, two of the largest suppliers of jewelry-related products to the jewelry industry, for the North American distribution of moissanite and phased out of the direct sales to retail jewelers. We have also entered into several manufacturing agreements with domestic jewelry manufacturers, including Reeves Park, K&G Creations and Samuel Aaron International (SAI), which were our three largest customers in 2006. Through these agreements with distributors and jewelry manufacturers and our other strategic initiatives described below, our goal has been to rapidly increase the introduction of moissanite into the domestic jewelry market while maintaining prices on a per carat basis. Our sales have grown from $11.5 million in 2001 to $40.7 million in 2006, while average selling prices per carat have dropped approximately 9% in this period due to a product mix in which a greater percentage of smaller size jewels, which have a lower price per carat, were sold.

After establishing profitability in 2001, our strategy has been to achieve sales growth and maintain profitability. We achieved both of those goals in each year from 2002 through 2005 as sales grew from $11.5 million in 2001 to $43.5 million in 2005, and operating income grew from $0.9 million in 2001 to $9.1 million in 2005. While we continued to grow income in 2006, our sales were 7% lower than 2005 due to the dollar amount of orders received in 2006 for new distribution being less than the amount we received in 2005, as discussed in more detail under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” It is our goal in 2007 to increase revenue while remaining profitable by increasing awareness and demand for moissanite jewelry.

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

Moissanite jewels have unique fire, brilliance, luster, durability and rarity. The refractive index and the “fire” of moissanite jewels are higher than those found in other gemstones. We believe that the hardness of moissanite jewels is greater than all known gemstone materials except diamond. As a result, moissanite jewels, like diamond, can be cut with sharp, well-defined and highly polished facets that accentuate their brilliance and “fire.” The cutting specifications (facet arrangement and proportions) for moissanite jewels are designed to maximize the brilliance and fire inherent in the material. Additionally, we evaluate the finished jewels to exacting standards with automated video-imaging equipment and specially trained quality control personnel. Due to the rare natural occurrence of moissanite and both the proprietary and technical limitations in producing mass quantities of jewel quality moissanite, we believe that moissanite is among the rarest of jewels.

In addition, there are other physical properties of moissanite jewels that compare favorably to fine gemstones, which we believe will aid in jewelers’ acceptance of Charles & Colvard created Moissanite. Moissanite jewels, like diamond, can withstand high temperatures, which allow jewelers to make extensive repairs to the jewelry setting without removing the jewel. Jewelers can therefore use similar basic methods that are commonly used to repair diamond jewelry.

Because of its unique atomic structure, moissanite can be grown in a variety of colors including blue, green or yellow. Additionally, although none have been produced to date, the colors red and pink are theoretically possible to grow. To date, we have focused our development, manufacturing and distribution efforts on the colorless form of moissanite, although we have sold limited quantities of green moissanite.

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

1.

Sources: Gemological Institute of America, Gem Reference Guide for GIA Colored Stones, Gem Identification and Colored Stone Grading Courses 32-35, 65-82, 87-90 (1995); Cornelius S. Hurlburt, Jr. & Robert C. Kammerling, Gemology 320-324 (2d Ed. 1991); Kirk-Othmer, Encyclopedia of Chemical Technology 891-906 (4th Ed. 1994); Institution Of Electrical Engineers, Properties of Silicon Carbide (Gary L. Harris, Ed., 1995); Robert Webster, Gems: Their Sources, Descriptions and Identification 889-940 (5th Ed. 1994); W. Von Muench, “Silicon Carbide” in Landolt-Boemstein Numerical Data and Functional Relationships in Science and Technology, New Series, Group III, Vol. 17C, pp. 403-416 and 585-592 (M. Schultz and H. Weiss, Eds., 1984); Kurt Nassau, Shane F. McClure, Shane Elen & James E. Shigley, “Synthetic Moissanite: A New Diamond Substitute”, Gems & Gemology, Winter 1997, 260-275; Kurt Nassau. “Moissanite: A New Synthetic Gemstone Material”, Journal of Gemmology, 425-438 (1999).

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

Products and Product Development

Moissanite Jewels. We primarily sell near-colorless moissanite jewels cut in a variety of shapes including round, princess, radiant, oval, marquise, heart, cushion, square brilliant, octagon, baguette,

pear, castle, triangle, and trillion shapes in sizes ranging from 2 to 11mm (approximately 0.03 to 4.1 carats). We distribute a limited quantity of green moissanite jewels to evaluate the market potential of colored moissanite. We may elect to offer, from time to time, additional cuts, sizes and colors of moissanite jewels.

During 2004, we purchased approximately $6.0 million of raw materials. To accommodate our need for additional inventory of selected shapes and sizes and to support anticipated growth, raw material purchases increased to approximately $11.5 million and $14.7 million in 2005 and 2006, respectively. Our growth has not expanded as fast as we anticipated and we expect to reduce raw material purchases to approximately $14.2 million in 2007. Of this amount, $12.8 million will be purchased from Cree and $1.4 million will be purchased from Norstel.

Amended and Restated Exclusive Supply Agreement with Cree. In June 1997, we entered into an Amended and Restated Exclusive Supply Agreement (Exclusive Supply Agreement) with Cree pursuant to which we have agreed to purchase from Cree at least 50%, by dollar volume, of our SiC crystal requirements for the production of gemstones in each calendar quarter during the term of the Agreement and Cree has agreed to supply this amount of crystals to us. Although we signed an agreement in February 2005 with Norstel AB for the purchase of SiC crystals as further described below, the initial quantities to be received from Norstel AB are a small enough percentage of total purchases that we remain dependent on Cree for the foreseeable future for the substantial majority of our supply of lab-grown SiC crystals.

We are obligated to purchase a minimum quantity of usable material on a quarterly basis if Cree meets certain minimum quality levels. We purchased from Cree approximately $11.5 and $14.6 million of material during 2005 and 2006, respectively. We anticipate purchasing approximately $12.8 million of material from Cree in 2007. Our price per gram for purchases from Cree during 2007 is increasing by approximately 10% over what we paid per gram in 2006.

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

The Exclusive Supply Agreement had an initial term through June 2005, and in January 2005 we exercised our option to extend the Agreement until July 2015.

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

Exclusive Supply Agreement with Norstel AB. In February 2005, we entered into an Exclusive Supply Agreement with Norstel AB (formerly Jesperator AB) for the supply of SiC crystals for use in the manufacturing of moissanite jewels. In March 2007, we signed an amended agreement with Norstel AB that extended the term to December 31, 2009. Under the terms of the amended contract, our remaining minimum commitment under the agreement is $7.8 million, of which approximately $465,000 will be expensed as research and development.

The agreement gives us the exclusive right to purchase SiC crystals from Norstel AB for the purpose of fabricating, distributing or selling faceted jewels. In addition, Charles & Colvard has advanced $400,000 towards the purchase of certain equipment. This advance is scheduled to be repaid starting January 2007 through a 20% reduction on the invoice for subsequent purchases of SiC crystals. Effective October 1, 2007, we will receive a 35% reduction on the invoice for subsequent purchases of SiC crystals until the advance is repaid. The minimum purchase commitment during 2007 is $1.6 million, of which approximately $275,000 will be expensed as research and development. The agreement provides us with an option to extend the term of the agreement for a four-year period.

Intellectual Property

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

With one exception discussed below, we have not received any claims that our products or processes infringe on the proprietary rights of third parties and we have no assurance that third parties will not assert such claims against us with respect to our existing and future products. Litigation to determine the validity of any third party’s claims could result in significant expense and divert the efforts of our technical and management personnel, whether or not such litigation is determined in our favor. In the event of an adverse result of any such litigation, we could be required to expend significant resources to develop non-infringing technology or to obtain licenses for, and pay royalties on the use of, the technology subject to the litigation. We have no assurance that we would be successful in such development or that any such license would be available on commercially reasonable terms.

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

Designing Shapes with Proportions Unique to Moissanite Jewels. Maximizing the light reflected from a faceted moissanite jewel requires the design of shapes with unique proportions and angles. We create proprietary designs, using computer modeling, to display the maximum light reflection based on the optical properties (i.e., refractive index, dispersion and luster) of moissanite jewels. The first shape we developed applying these computer models was a moissanite version (unique facet angles and proportions) of the standard round brilliant cut. More recently, we have designed castle, square brilliant and baguette shapes. We believe these proprietary designs are the basis for the superior optical performance quality observed in faceted moissanite jewels.

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

Faceting Moissanite Jewels. The faceting of preforms is a critical stage in obtaining quality jewels. The techniques and skills used in faceting moissanite jewels differ somewhat from those used in faceting diamonds and other gemstones. We currently outsource the faceting of our moissanite jewels, other than faceting for small special orders or research and product development purposes, which we conduct internally. During 2007, we intend to continue to outsource faceting services to our existing suppliers, and we will depend on their ability to provide an adequate quantity of quality faceted moissanite jewels. We cannot be sure that they will be able to continue to produce our quality specifications for faceting and meet our quantity and time requirements. Currently, we have two suppliers of volume faceting services, both of which are located in Asia, and we have been satisfied with the capabilities and performance of each of these suppliers. We are currently seeking a third supplier of faceting services and have begun limited faceting work with a new company late in 2006. During 2007, we will have better indications if this third supplier of faceting services will be capable of providing consistent and reliable service. The majority of our faceting services currently are provided by John M. Bachman, Inc. (“JMB”), as discussed below.

In 1997, we entered into a multi-year agreement with JMB. We have a right of first refusal to acquire any excess gemstone cutting capacity from JMB’s affiliate and any equity securities offered by JMB or its affiliate. Our agreement with JMB expires March 31, 2008; however, we have the right to terminate the agreement at any time upon 90 days written notice. Under this agreement, JMB has agreed to grant, and to cause its affiliates to grant, to us a perpetual, non-exclusive, royalty-free license to use any inventions or proprietary information developed by or for JMB or its affiliates that is useful in the faceting of moissanite jewels. In April 2002, we purchased from JMB 200 used custom faceting machines for $60,000, in order to ensure that the machines were available in the event we had increased faceting requirements. JMB agreed to store and maintain these machines and to repurchase the machines from us if higher faceting levels are required. During 2005, we reached these increased monthly faceting levels and JMB repurchased the machines.

In May 2005, we entered into an eighth amendment to our agreement with JMB. Pursuant to the terms of the amendment, the Company has agreed to provide JMB with a cash advance of $135,000 that was used by JMB to expand its affiliate’s production facility and procure additional equipment and labor as needed to enable JMB and its affiliate to satisfy the requested increase in production volumes. The cash advance was repaid to the Company through reduced charges for faceting services provided to the Company. During 2006, the advance was completely repaid.

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

Marketing and Distribution

Marketing

Domestic. Our primary consumer market consists of self-purchasing, women between the ages of 35 and 55, with an annual income of at least $45,000 (if married, combined household income of $75,000+). At the consumer level, Charles & Colvard has positioned moissanite jewelry as the perfect self-reward or indulgence for women to purchase for themselves in celebrating a personal or professional achievement or event. In 2004 through 2006, we delivered our message to this market through fashion, lifestyle magazine advertisements and supporting retailers with newspaper, outdoor and point-of-purchase marketing. We plan to continue delivering our message in 2007 through similar marketing and advertising vehicles.

We believe our marketing and advertising has continued to strengthen the image and reputation of our brand, Charles & Colvard, and our product, moissanite jewels. Research conducted by independent sources indicates that moissanite awareness amongst U.S. women has increased from 7.8% at the end of 2005 to 10.5% at the end of 2006.

In 2004 through 2006, our marketing message to the jewelry trade positioned moissanite jewelry as a new jewelry category which provided a profitable business opportunity (new customer base – the self-purchasing woman, higher average retail sales per item, higher profit margins, and a new source of revenue) to both retailers and manufacturers. We plan to continue our marketing message into 2007 as the jewelry trade has increasingly accepted and profited from selling this new moissanite jewelry category. Moreover, we believe that no other gem material occupies the marketing niche called “reward for achievement”, specifically focusing on women self-purchasers. We expect to continue positioning moissanite as the perfect reward or indulgence for a woman celebrating her achievements (large or small, personal or professional) to its primary consumer market, the self-purchasing woman.

We continued to support our existing customers and moissanite retailers with marketing collateral, advertising, and public relations efforts. We believe our retailer marketing support program has resulted in a consistent and positive moissanite message to both consumers and the jewelry trade. In addition, it has also set the stage for future public relations and marketing efforts positioning moissanite as both a new jewelry category and a unique and desirable jewel for consumers.

In the fourth quarter of 2006 we worked with SAI in introducing a moissanite jewelry in-case collection in 208 doors of the department store retailer, Kohl’s. Marketing support consisted of in-store training, direct mail, newspaper inserts and advertising in key markets located in the Pacific Northwest, New England, and Florida.

We plan to continue supporting our retailers in 2007 with various marketing programs to include such media vehicles as: newspaper advertising, retailer tagging in consumer magazines, marketing collateral, point-of-purchase materials and sales associate training designed to increase moissanite jewelry sales.

Public relations activities are an important component of our marketing strategy and are integral to supporting the launch of new moissanite retailers. Our ongoing key public relations activities (in 2006 and going forward) include the following:

•

Expand awareness and increase purchase intent by generating editorial coverage in fashion, jewelry industry trade, and general nationwide press outlets: print, broadcast, web and non-traditional vehicles.

•	Increase moissanite jewelry product placement and broadcast media references.

•	Develop news stories and announcements to appear on local and national television news programs and newspaper markets throughout the U.S.

•	Capitalize on public relations activities that promote both Charles & Colvard as a brand, and moissanite as product, including but not limited to sponsorships and special media events.

Our marketing and public relations efforts in 2007 will focus on increasing moissanite awareness, interest and purchase intent at the consumer level, which we believe will increase demand for moissanite jewels within our primary market—self-purchasing women. We intend to increase consumer advertising, promotion, product placement opportunities, sponsorship opportunities and an expanded publicity/public relations effort, headed by a new public relations firm, continuous sales training for the sales associates at the retail level, and individually tailored sales and marketing programs designed for specific retailers in order to increase moissanite awareness.

In 2006, Charles & Colvard participated as a major sponsor of three significant jewelry trade events: the international Gemological Research Conference (GRC) during Gemological Institute of America’s Symposium; CIBJO: The World Jewellery Confederation; and the U.S. trade leadership conference: CEO Summit.

We expect to continue positioning moissanite as a new product category with a unique business opportunity (new customer base – the self-purchasing woman, higher average retail sales per item, higher profit margins, and a new source of revenue) to the jewelry industry. In 2007, we intend to continue to advertise in the monthly key trade publications: JCK and National Jeweler. We believe that trade public relations will continue to generate editorial interest and coverage about moissanite and its positive impact to the trade.

International. Internationally, we work with our distributors to develop advertising and marketing campaigns targeting specific geographic regions—building on the marketing messages, images, strategies, and themes that have proven successful in developing the U.S. market. Pursuant to our international distribution agreements, we provide incentives in the form of cooperative advertising and marketing allowance to our customers who advertise consistent messages that support the brand image for Charles & Colvard created Moissanite.

Trade Shows. Charles & Colvard will continue to participate in the leading jewelry trade shows, worldwide, as either a sponsor, exhibitor or a participant assisting our manufacturing clients. In 2006, we exhibited in the JCK Invitational in New York, Baselworld 2006 in Switzerland, Hong Kong Jewellery Show and the JCK Las Vegas show. We also participated in the Great Britain Jewellery Fair in Birmingham, UK, the More Show (Italy), and attended the Jewelers of America shows in New York during 2006. In 2007, we plan to exhibit at Baselworld 2007, JCK Las Vegas, and the Hong Kong Jewellery Shows and we will assist our manufacturing clients as a participant in other international jewelry trade expositions.

Distribution

According to preliminary estimates provided by the International Diamond Exchange, the consumer market in 2006 for jewelry sales in the United States was approximately $63 billion.

Domestic. Traditionally, consumers have purchased jewelry through independent and chain jewelry stores and department stores. However, in the past two decades, non-traditional distribution channels such as catalog showrooms, mass-market discounters, price clubs, mail order, TV shopping channels and electronic commerce on the Internet have emerged and become significant channels. Moissanite is sold to consumers through single- and multiple-location independent jewelry stores, jewelry store chains, online, TV shopping channels and in catalogs. We believe that moissanite is best sold through retail channels in which the retailer has an adequate opportunity to effectively educate the consumer on moissanite’s unique qualities.

In order to more rapidly expand the distribution of moissanite, in May 2000 we transitioned from selling moissanite jewels directly to independent retail jewelers to allowing independent retail jewelers to access loose moissanite jewels and moissanite jewelry through two established jewelry distributors, Stuller and Rio Grande. Additionally, we have entered into arrangements with several jewelry manufacturers, most notably Reeves Park, K&G Creations and SAI, that design and manufacture lines of jewelry containing moissanite jewels. We are in the process of negotiating a new agreement with K&G Creations as our prior agreement expired in December 2006. In the interim, we continue to do business with K&G

Creations under the terms of our expired agreement. Jewelry retailers have access to loose moissanite jewels from Stuller and Rio Grande and to jewelry containing moissanite jewels from Stuller, K&G Creations, Reeves Park, SAI, and other jewelry manufacturers.

We believe that moissanite jewels provide retailers with an opportunity to earn a profit margin from a new product jewelry category that compares favorably to other jewelry products and allows retailers to distinguish our product line from other jewelry in the highly competitive retail jewelry market. We also believe moissanite jewelry provides retailers with an opportunity to appeal to the self-purchasing female market that typically spends disposable income on other products such as shoes, handbags and other indulgences. We believe moissanite jewelry margins create incentives for retailers to maximize their sales and promotional efforts, resulting in additional consumer demand for our moissanite jewels.

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

As the number of retailers selling moissanite jewelry has grown and we have gained distribution with prominent regional and national outlets, we believe we are beginning to see the benefit of our distribution model. By combining the manufacturers’ strength of jewelry design and program execution with our beautiful jewel, our distribution message is that we can provide a compelling revenue pipeline to retailers. Several manufacturers successfully introduced or expanded their distribution of moissanite with multi-door chains during 2006. Finlay, which operates leased department store jewelry locations in chains such as Boston Store, Macy’s Dillard’s, Bloomingdale’s, and Belk’s, expanded its doors from 114 in 2005 to 229 in 2006. Based on the results of a 2005 test distribution of moissanite, Helzberg Jewelers began distribution at all 270 of its stores during 2006. Each of the Zale Outlet and Peoples & Mappins Jewelers (both of which are divisions of Zale Corporation) initiated trunk shows during 2006, which resulted in an in-case program at 28 and 41 stores at December 31, 2006, respectively. In October 2006, test distribution of moissanite jewelry manufactured by SAI began in 208 stores of the 800-door department store chain, Kohl’s. We also began testing moissanite during 2006 at 22 Chicago locations of the 900-door department store chain, Sears. In addition, the Home Shopping Network (HSN) aired 9 hours of moissanite jewelry shows during 2006 and has agreed to increase the number of hours of moissanite jewelry shows to 25 during 2007.

At December 31, 2006, chains with greater than 50 stores that sell moissanite jewelry are JC Penney, Finlay, Kohl’s, Helzberg Jewelers, Army Air Force Exchange System, King’s, and Landau. We have continued to introduce moissanite at new doors during the first quarter of 2007. In February 2007, Kohl’s expanded their distribution into 79 additional stores in California and Sears has indicated their interest in adding 122 additional stores during the first half of 2007. Although in January 2007 Landau reduced the number of outlets selling moissanite jewelry from approximately 70 doors to 5 doors, we believe that this reduction was due to account relationships maintained by Landau with the jewelry manufacturer and not a reflection on the success of moissanite jewelry sales.

Our three largest customers, Reeves Park, K&G Creations, & SAI, accounted for 37%, 21%, and 13% of our sales during 2006, respectively. Our fourth largest customer, Stuller accounted for 8% of our sales during 2006 and is our biggest supplier to independent retail jewelers. Through our efforts with Reeves Park, JCPenney was the first national retail chain to carry moissanite jewelry. Through our efforts with K&G Creations, moissanite jewelry was rolled out to a portion of the department stores whose jewelry counters are leased to Finlay Enterprises. Our efforts with SAI have resulted in moissanite jewelry being available in over 200 doors of the Kohl’s retail chain. In addition, we have collaborated with our customers to expand distribution with other retailers. While we believe our current relationship with these customers is good, and alternate manufacturers and distributors are available to serve their customer base, a loss of these customers could cause a material adverse effect on our results of operations in a particular period. We expect that, at least over the short term, we will remain dependent on our ability and that of our manufacturing customers to maintain and enhance the JCPenney, Finlay Enterprises, and Kohl’s programs.

We believe that we have developed a testing template that can enable us to successfully introduce moissanite jewelry at new points of distribution. Generally, we seek to participate with the retailers in training their sales and marketing personnel in moissanite sales positioning and strategies and in working with them to create focused advertising and promotional efforts to publicize “trunk shows” and other special sales events at the test store locations. In addition, to facilitate new distribution, we have allowed inventory to be taken on a consignment basis. Charles & Colvard recognizes revenue on consignment shipments on the earlier of the sale of the jewelry by the retailer or the retailer or manufacturer agreeing to take ownership of the jewels without recourse. The $2,024,000 of inventory on consignment at December 31, 2006 represents potential revenue of approximately $7,842,000 and potential gross profit of approximately $5,818,000 based on the average cost per carat of inventory at December 31, 2006.

We believe that our sales on television shopping channels demonstrated that the consumer understands the value and beauty of our jewel and has resulted in increased interest from key traditional jewelry retailers such as those described above. We will also continue to seek or expand into channels such as catalog, showrooms, mail order, TV shopping channels, Internet, department store, specialty stores and mass retail. We believe that the growing consumer acceptance of moissanite will allow Charles & Colvard to expand into these various channels. As we expand, we will manage the issues surrounding the multiple channel distribution method with the need for a consistent brand-building program.

Aggregate U.S. sales were approximately $36.0 million, $40.4 million, and $20.9 million, in 2006, 2005, and 2004, respectively. We plan to add additional sales professionals in 2007 to focus on new retailer training. The additional personnel will enable us to increase our presence at trade shows and other important sales opportunities.

International. While we have focused most of our resources on the domestic market, we have continued to invest in certain international markets that we believe have the most potential with respect to acceptance and sales of the moissanite jewel. In October 2000, we established a wholly-owned subsidiary in Hong Kong, Charles & Colvard (HK) Ltd., for the purpose of gaining better access to the Far Eastern markets. The importance of having a presence in this market is twofold: Hong Kong is the headquarters city for a very large number of jewelry manufacturing companies with sales and distribution worldwide, and Hong Kong is the gateway to the markets of mainland China. To enhance our presence in this market, we established a controlled company in China in August 2003 called Guangzhou Charles & Colvard Trading Limited. During 2006, foreign sales were 11% of our total sales. More details on our financial information by geographic area is included in Note 1 to our consolidated financial statements included in Item 8 of Part II of this annual report on Form 10-K.

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

However, once a customer has established a purchase history, we may grant payment terms to our international customers. Export sales aggregated approximately $4.7 million, $3.2 million, and $3.0 million, in 2006, 2005, and 2004, respectively. It should be noted that a portion of our increased international sales is due to jewels sold internationally that will be re-imported to North American retailers.

Similar to the United States, we have begun distributing through TV retailers internationally. Specifically, we have developed relationships with our manufacturing customers at Ideal World Shopping in the UK, VIVA TV Network in Taiwan, HSE in Germany, Jupiter Shop Channel in Japan, and M6 Boutique La Chaine in France. We believe that we are positioned for future growth in this distribution channel.

We have also continued our investment in the Asian market. Our Hong Kong office is working on obtaining business relationships that will expand our distribution through Southeast Asia. One of those manufacturing customers, Aaron Shum Jewelry, Ltd., is supplying the test distribution at Gordon’s Jewelers in the United States.

We are subject to the risks associated with doing business in international distribution channels. Please refer to Item 1A of this annual report on Form 10-K for more details on these risks.

Seasonality

Retail sales of moissanite jewelry are significantly greater during the Christmas and holiday season. Because we sell direct to manufacturers and distributors, our sales to support the holiday season take place during the third and beginning of the fourth calendar quarters, depending on the level of advance planning and production our customers undertake. The second half of each year accounted for 59%, 53%, and 58% of our sales during the years ended December 31, 2006, 2005 and 2004, respectively. The effect of seasonality on our business depends on the timing of orders we receive to support new or expanded distribution and other general sales trends, which could significantly affect our sales in a given quarter, regardless of seasonality.

Working Capital Practices

Our primary source of working capital is cash on hand and cash generated by operations. The current status of our working capital is discussed in more detail in the “Liquidity and Capital Resources” section of Item 7 of Part II of this annual report on Form 10-K.

Because our supply agreements for raw material purchases restrict the sale of SiC crystals for jewelry applications to only us, the suppliers negotiate minimum purchase commitments with us that may result in inventories that are higher than we might otherwise maintain. Management considers its investment in inventory essential to be able to meet the orders of its expanding customer base and to fulfill requests from our customers for consigned inventory. Our current inventory levels are sufficient to enable us to respond promptly to customer orders and we currently have no material order backlogs.

Our standard payment terms are generally between 30 and 60 days for jewel distributors and generally between 60 to 90 days for jewelry manufacturers. In limited circumstances, we may extend terms of 120 days. We extend credit to our customers based upon an evaluation of the customer’s financial condition and credit history and generally do not require collateral. We believe that our payment terms are consistent with the payment terms offered in the jewelry industry.

The Company’s return policy is that jewels can only be returned for credit within 30 days of shipment and must be returned for a valid reason (e.g. quality problems or a shipment of the wrong jewels). Some customers, however, have a contractual right to return a certain percentage of sales for any reason. We have established an allowance for returns based on our historical return rate, which takes into account any contractual return privileges granted to our customers. Periodically, we sell product to our customers on “memo” terms. For shipments on memo terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. Our customers are generally required to make payments on memo shipments within 30 days upon the customer informing us that they will keep the product. Accordingly, we do not recognize revenue on these memo transactions until the earlier of (1) the customer informing us that they will keep the product or (2) the expiration of the right of return period. The $2,024,000 of inventory on consignment at December 31, 2006 represents potential revenue of approximately $7,842,000 and potential gross profit of approximately $5,818,000 based on the average cost per carat of inventory at December 31, 2006.

Competition

Gemstone materials can be grouped into three types:

•	natural gemstone, which is found in nature;

•	synthetic gemstone, which has the same chemical composition and characteristics of natural gemstone but is created in a lab; and

•	simulated or substitute material, which is similar in appearance to natural gemstone but does not have the same chemical composition.

Our moissanite jewel, which is positioned as a unique new jewel, may compete with fine gemstones such as ruby, sapphire, emerald and tanzanite as well as with natural, synthetic, and treated diamonds and existing synthetic gemstones such as synthetic cubic zirconia. We may also face competition from synthetic diamonds, synthetic diamond films and other sources of synthetic moissanite not presently available in qualities, sizes and volumes suitable for use as gemstones. Many of the suppliers of diamonds and other fine gemstones, as well as the suppliers of synthetic gemstones, have substantially greater financial, technical, manufacturing and marketing resources and greater access to distribution channels than we do.

The worldwide market for large, uncut high-quality natural diamonds is significantly consolidated and controlled by DeBeers (headquartered in London), Alrosa (Russia), and Rio Tinto (Australia). These companies have a major impact on the worldwide supply and pricing of natural diamonds at both the wholesale and retail levels. Although we believe that our jewels appeal primarily to the consumer who would not otherwise purchase comparable diamond jewelry, diamond producers may undertake additional marketing or other activities designed to protect the diamond jewelry market against sales erosion from consumer acceptance of moissanite jewels.

We may also face competition from treated and synthetic diamonds. Treated diamonds, which are natural diamonds with imperfections or flaws that have been altered in some manner to enhance their appearance, are presently available in the jewelry industry and are generally less expensive than diamonds of similar size, cut and color which have not been altered. Synthetic diamonds are also available in the marketplace and are produced for jewelry applications available to consumers. Although we believe that gemstone-quality synthetic and treated diamonds presently cannot be produced at prices competitive with those currently offered for our near-colorless moissanite jewels, there can be no assurances that such competitive prices cannot be achieved in the future by the producers of either or both of synthetic and treated diamonds. The primary producers of synthetic diamonds used for industrial applications are DeBeers, Sumitomo and GE. There are also a number of Russian producers of synthetic diamonds for industrial uses. In addition, companies such as the Gemesis Corporation, Chatham and Apollo Diamonds are synthesizing diamonds, in limited quantities for commercial jewelry applications. Synthetic diamond films can be grown at commercially viable prices in thicknesses that can be applied to various surfaces such as other synthetic materials.

Although we believe that our products have a proprietary position, we could face competition from other companies that develop competing SiC technologies. Some of these technologies could be developed by producers of SiC used for other industrial applications. Manufacturers of industrial SiC products include The Carborundum Corporation, for abrasive uses, and Cree, Siemens AG, Norstel AB, Bridgestone ABB, Dow Chemical, Sic Crystal AG, and Northrup Grumman Corporation, for semiconductor uses. We believe that Cree and Norstel AB are currently the only suppliers of SiC crystals in colors, sizes and volumes suitable for gemstone applications. It is possible, however, that these or other producers of SiC could develop SiC crystals suitable for gemstone applications and produce moissanite jewels until we could obtain judicial enforcement of our patent rights.

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

We intend to compete primarily on the basis that the unique qualities of our moissanite jewels are distinct from all other jewels based on their fire, brilliance, luster, durability and rarity. In addition, we believe that the Charles & Colvard created Moissanite brand, which is being developed pursuant to our marketing program, can create a long-term competitive advantage for our products. Additionally, we believe that moissanite jewels have a significant cost advantage over other fine gemstones, especially in the one-carat size and larger. Our competitive success depends, in part, on the following:

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

•	the ability of manufacturers, designers and retail jewelers to select jewelry settings that encourage consumer acceptance of and demand for our jewels;

•	the ability of jewelry manufacturers and retail jewelers to set loose moissanite jewels in jewelry with high quality workmanship;

•	the ability of retail jewelers to effectively market and sell moissanite jewelry to consumers; and

•	the increasing interest and demand for moissanite jewelry at the consumer-level.

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

Employees

At February 28, 2006, we had 60 employees. We believe that our future prospects will depend, in part, on our ability to retain our current employees and to obtain additional management, marketing, sales, manufacturing, scientific and technical personnel. Competition for such personnel is substantial, and the number of persons with relevant experience in the jewelry industry is limited. None of our employees are represented by a labor union. We believe that our employee relations are good.

Available Information

Our Internet website is www.moissanite.com or www.charlesandcolvard.com. The information contained on, or that can be accessed through, our website is not incorporated by reference into this annual report on Form 10-K. We have included our website address as a factual reference and do not intend it to serve as an active link to our website. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

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

Our future financial performance depends upon continued growth and consumer acceptance of our products. We believe that many retail jewelers and most consumers are not generally aware of the existence and attributes of moissanite jewels. The market for moissanite jewels among retail jewelers and consumers is in the early stages of development, as total moissanite jewelry retail sales during the year ended December 31, 2006 were less than 1% of the total jewelry market. The degree of future market acceptance and demand are subject to a significant amount of uncertainty. Our future financial performance will depend upon greater consumer acceptance of the Company’s moissanite jewels as distinct from all other jewels based on their fire, brilliance, luster, durability and rarity. In addition, consumer acceptance may be impacted by retail jewelers’ and jewelry manufacturers’ acceptance of moissanite jewels. We market loose jewels which jewelry distributors, manufacturers and retailers set in jewelry and in turn distribute or sell to consumers.

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

We are substantially dependent on the sale of our jewels in North America through Reeves Park (a jewelry manufacturer), K&G Creations (a jewelry manufacturer and distributor), Samuel Aaron International (a jewelry manufacturer) and Stuller Settings, Inc. (a jewelry distributor and manufacturer) as well as a limited number of other distributors and jewelry manufacturers. We anticipate that the majority of the moissanite jewels that we sell in North America will be distributed through Reeves Park, K&G Creations, SAI and Stuller as well as a limited number of other manufacturers and distributors, and therefore, we are substantially dependent upon these companies for distribution of moissanite jewels in North America. During the year ended December 31, 2006, Reeves Park, K&G Creations, SAI, and Stuller accounted for 37%, 21%, 13%, and 8%, respectively. Through our efforts with Reeves Park, JCPenney was the first national retail chain to carry moissanite jewelry. Through our efforts with K&G Creations, moissanite jewelry was rolled out to a portion of the department stores whose jewelry counters are leased to Finlay Enterprises and through our efforts with SAI, moissanite jewelry was rolled out to a portion of the Kohl’s retail stores. We expect that, at least over the short-term, we will remain dependent on our ability and that of our manufacturing customers to maintain and enhance these programs. In addition, we are subject to a concentration of credit risk amongst our major customers and a default by any of these customers on their debts to us could cause a material change in our financial position.

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

We are subject to certain risks due to our international distribution channels and vendors. Charles & Colvard created Moissanite jewels are currently being distributed in substantially all of Western Europe, Australia, India, and certain countries in Southeast Asia and the Middle East. We currently have a total of approximately 30 international distributors. Our long-term strategy is to expand the number of international markets for our products. In addition, we expect to continue to use certain companies based outside the United States to facet our moissanite jewels. Due to our reliance on development of foreign markets and use of foreign vendors, we are subject to the risks of conducting business outside of the United States. These risks include the following:

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

Additionally, while the majority of all foreign transactions are denominated in U.S. dollars, foreign currency fluctuations could impact demand for our products or the ability of our foreign suppliers to continue to perform. Further, some of these distributors operate relatively small businesses and may not have the financial stability to assure their continuing presence in their markets. There can be no assurance that the foregoing factors will not adversely affect our operations in the future or require us to modify our anticipated business practices.

We expect to remain dependent upon Cree for the supply of a substantial majority of our SiC crystals for the foreseeable future. Cree has certain proprietary rights relating to its process for growing large single crystals of SiC and its process for growing colorless SiC crystals. Under our Exclusive Supply Agreement with Cree, we are obligated to buy from Cree, and Cree is obligated to sell to us, at least 50%, by dollar volume, of our requirements for SiC material for the production of gemstones in each calendar quarter. In February 2005, we entered into an Exclusive Supply Agreement with Norstel AB, which was amended in March 2007. However, Norstel AB has only demonstrated that it can produce suitable raw material in limited quantities. Therefore, we remain dependant on Cree for a substantial majority of our principal raw material for the foreseeable future.

While Cree has improved its production processes and is currently producing SiC crystals sufficient to meet our requirements, we experienced difficulties in the past in obtaining crystals from Cree in the quality, sizes and volumes that we desired. We from time to time enter into purchase agreements with Cree with respect to our purchase commitments and the specific timing, pricing and other terms of future delivery of SiC crystals. There can be no assurance that Cree will be able to continue to produce and supply us with raw materials of sufficient quality, sizes and volumes that we desire nor that we will successfully negotiate purchase commitments that enable us to manage our inventories and raw material costs effectively. In addition, although Norstel AB represents a potential additional source of supply, Norstel AB does not presently have the capacity to produce significant quantities of SiC crystals of suitable quality and sizes, and there can be no assurance that they will ever develop these capabilities.

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

At the present time, we are also dependent on Cree’s technology for the production of SiC crystals. Cree is exclusively licensed to use a patent concerning a process for growing large single crystals of SiC, has certain patents of its own relating to growth of large single crystals of SiC and has a patent for a process for growing colorless SiC crystals. If Norstel AB becomes a significant additional source of supply, we will also become dependent on their technology.

There can be no assurance that any patents issued to or licensed by or to us, Cree or Norstel AB will provide any significant commercial protection, that we, Cree or Norstel AB will have sufficient resources to prosecute our respective patents or that any patents will be upheld by a court should we, or our suppliers seek to enforce our respective rights against an infringer. The existence of valid patents does not prevent other companies from independently developing competing technologies as evidenced by our agreement with Norstel AB. Existing producers of SiC crystals or others may refine existing processes for growing SiC crystals or develop new technologies for growing large single crystals of SiC or colorless SiC crystals in a manner that does not infringe patents owned or licensed by us or Cree. In addition, existing producers of SiC crystals, existing producers of other synthetic or natural gemstones or other parties may develop new technologies for producing moissanite jewels in a manner that does not infringe patents owned or licensed by us or Cree.

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

We face competition in the worldwide jewelry industry. The jewelry industry is highly competitive and we compete with numerous other jewelry products, including diamonds, cubic zirconium, and watches, among others. In addition, despite the positioning of moissanite as a unique jewel, we face competition from treated diamonds, synthetic diamonds, and companies developing other synthetic jewelry technologies. A substantial number of companies supply products to the jewelry industry, many of which we believe have greater financial resources than we do. Competitors could develop new or improved technologies that may render the pricing point for moissanite noncompetitive, which would have an adverse effect on our business, results of operations, and financial condition.

Sales of moissanite jewelry could be dependent upon the pricing of precious metals, which is beyond our control. Any increases in the market price of precious metals (primarily gold) could impact the pricing and sales of jewelry incorporating moissanite jewels. The majority of price increases in precious metals are passed on to the consumer in the form of higher prices for finished jewelry. These higher prices could have a negative impact on the sell through of moissanite jewelry at the retail level.

Some anti-takeover provisions of our charter documents, agreements and plans may delay or prevent a takeover of the Company. A number of provisions of our articles of incorporation and bylaws impact matters of corporate governance and the rights of shareholders. Certain of these provisions have an anti-takeover effect and may delay or prevent takeover attempts not first approved by the Board of Directors (including takeovers that certain shareholders may deem to be in their best interests). These provisions also could delay or frustrate the removal of incumbent directors or the assumption of control by shareholders. We believe that these provisions are appropriate to protect our interests and all of our shareholders.

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

We lease approximately 16,500 square feet of mixed-use space (general office, light manufacturing and laboratory) in the Research Triangle Park area of North Carolina from an unaffiliated third party. This lease expires in July 2011. This space houses the majority of all United States personnel, including our executive offices, sales offices, administrative personnel and production facilities. This space is being fully utilized and management considers this space to be sufficient for our foreseeable needs over the next 12 months.

We also have four leases associated with our companies in Hong Kong and China. Two of these leases are for general office space and the other two leases are for retail establishments. These leases expire at various dates from March 2007 to October 2008. This space is being fully utilized and management considers this space to be sufficient for our foreseeable needs over the next 12 months.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Part II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market for Registrant’s Common Equity

Our common stock is traded on the NASDAQ Global Select Market under the symbol “CTHR.” The following table presents, for the periods indicated, the high and low sales prices of our common stock, as reported by the NASDAQ Global Select Market. As of February 28, 2007 there were 220 shareholders of record of our common stock. All share prices reflect the effect of the 5% stock dividend distributed on July 15, 2005, and the one share for every four shares owned stock split, effected in the form of a 25% stock dividend distributed on January 30, 2006.

	2006		2005
	High	Low	High	Low
First Quarter	$18.90	$10.25	$10.82	$6.67
Second Quarter	11.99	9.03	20.92	9.83
Third Quarter	13.15	9.27	23.43	13.62
Fourth Quarter	12.40	7.61	26.29	15.80

On May 23, 2005, we declared a $0.038 per share cash dividend and a 5% stock dividend, both distributed on July 15, 2005. Pursuant to these dividends, total cash of $699,309 and 859,457 shares of our common stock were distributed to shareholders. The stock dividend provided shareholders one share for every 20 shares owned and cash in lieu of fractional shares. On December 21, 2005, we declared a one share for every four shares owned stock split, effected in the form of a 25% stock dividend, distributed on January 30, 2006. Pursuant to this dividend, total cash of $24,280 (in lieu of fractional shares) and 3,658,999 shares of our common stock were distributed to shareholders. The stock dividend provided shareholders one share for every four shares owned and cash in lieu of fractional shares. On April 18, 2006, we declared a $0.08 per share cash dividend distributed on June 15, 2006. Pursuant to this dividend, total cash of $1,456,080 was distributed to shareholders.

We will regularly review and consider the best policies and practices for the Company, including the dividend policy. The payment of future dividends will be dependant on the facts and circumstances at the time of that review.

(c) Issuer Purchases of Equity Securities

Charles & Colvard made the following purchases of its common stock during the three months ended December 31, 2006.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly-Announced Plan	Maximum Number of Shares That May Yet be Purchased Under the Plan (2)
Oct 1, 2006 – Oct 31, 2006	105,000	9.02	105,000	615,000
Nov 1, 2006 – Nov 30, 2006	30,000	8.62	30,000	585,000
Dec 1, 2006 – Dec 31, 2006	—	—	—	585,000

Total	135,000	$8.93	135,000	585,000

(1)	For the period ended December 31, 2006, the Company did not purchase any shares of the Company’s common stock other than through the publicly announced plan described in footnote (2), below.
(2)	On March 27, 2006, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s common stock through open market or privately negotiated transactions at prices at or below prevailing prices. This plan expires on March 27, 2007.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected statement of operations data for the years ended December 31, 2006, 2005 and 2004, and the selected balance sheet data at December 31, 2006 and 2005 have been derived from, and are qualified by reference to, our consolidated financial statements included elsewhere in this report which have been audited by Deloitte & Touche LLP, our independent registered public accounting firm. The selected statement of operations data for the years ended December 31, 2003 and 2002 and the selected balance sheet data at December 31, 2004, 2003 and 2002 have been derived from audited consolidated financial statements not included herein. The selected financial data set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements and Notes thereto included in Item 8 of this report.

CHARLES & COLVARD, LTD.

	Year Ended December 31,
	2006	2005	2004	2003	2002
Statements of Operations Data
Net sales	$40,712,085	$43,544,090	$23,917,045	$17,240,383	$16,513,515
Cost of goods sold	10,795,224	14,463,410	8,570,448	6,575,931	6,586,925

Gross profit	29,916,861	29,080,680	15,346,597	10,664,452	9,926,590

Operating expenses:
Marketing and sales (1)	16,106,506	15,566,179	9,287,549	6,080,829	4,967,215
General and administrative (1)	4,307,749	4,168,902	3,006,647	2,462,404	2,401,087
Research and development	73,226	215,778	14,076	26,702	7,259
Other	—	—	—	—	(450)

Total operating expenses	20,487,481	19,950,859	12,308,272	8,569,935	7,375,111

Operating income	9,429,380	9,129,821	3,038,325	2,094,517	2,551,479

Interest income	741,161	503,761	138,223	112,359	199,084

Income before taxes	10,170,541	9,633,582	3,176,548	2,206,876	2,750,563

Income tax expense (benefit) (2)	4,065,206	3,758,915	1,564,256	1,163,501	(6,657,874)

Net income	$6,105,335	$5,874,667	$1,612,292	$1,043,375	$9,408,437

Net income per share (3)
Basic	$0.34	$0.33	$0.09	$0.06	$0.54

Diluted	$0.33	$0.31	$0.09	$0.06	$0.53

Weighted-average common shares (3)
Basic	18,160,218	18,008,855	17,467,173	17,362,745	17,528,473

Diluted	18,662,770	18,963,111	18,007,726	17,777,309	17,907,982

	December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data
Cash and equivalents	$13,762,786	$21,003,551	$12,873,847	$11,559,123	$13,282,245
Working capital	45,818,879	53,750,810	42,116,284	37,745,292	36,236,017
Total assets	66,001,973	63,538,226	50,635,625	46,447,288	45,948,762
Long term debt	—	—	—	—	—
Shareholders’ equity	59,276,915	57,965,618	47,258,397	44,123,957	43,751,551
Cash dividends per share (3)	0.08	0.038	—	—	—

1.	Share-based compensation for 2006, 2005, 2004, 2003, and 2002 was $324,477, $1,064,617, $70,672, $34,283, and $92,497, respectively. See Note 2 and Note 9 of Notes to Financial Statements.
2.	The Company recorded a one-time $6.7 million non-operating and non-cash addition to earnings during 2002, due to the expected realization of deferred income tax assets.
3.	Share and per-share data for all periods presented reflect the effect of the 5% stock dividend distributed on July 15, 2005 and the one share for every four shares owned stock split, effected in the form of a 25% stock dividend, distributed on January 30, 2006.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements, trend analysis and other information contained in the following discussion relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements, including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect” and “intend” and other similar expressions constitute forward-looking statements. Our business is subject to business and economic risks and uncertainties, and our actual results of operations may differ materially from those expressed or implied in the forward-looking statements. The following discussion and the discussion in Item 1A of this report under the heading “Risk Factors” describes some, but not all, of the factors that could cause these differences.

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

We began shipping moissanite to U.S. retail jewelers and international distributors during the second quarter of 1998. During the second quarter of 2000, we changed our U.S. distribution model to sell through jewel distributors and jewelry manufacturers rather than directly to retail stores. To assist our customers in gaining new or expanded distribution at certain retail locations, we have offered jewels on consignment to our customers on a limited basis.

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

Our goal in each of the three years ended December 31, 2006 was to increase revenue through an increased investment in sales and marketing expenses, while maintaining profitability. Our sales in 2004 were 39% higher than 2003 while our sales & marketing expenses were 53% higher than 2003. Our sales during 2005 were 82% higher than sales in 2004, while our sales & marketing expenses were 68% higher than 2004. Our sales in 2004 and 2005 were favorably impacted by our relationships with two major jewelry retailers, JCPenney and Finlay Enterprises, Inc. In a joint effort with our manufacturing customer, Reeves Park, we launched a Charles & Colvard moissanite jewelry category at 462 JCPenney retail locations in October 2004. In March 2005, JCPenney began offering moissanite in 241 additional stores. Finlay, supplied by our manufacturing customer K&G Creations, operates leased department store jewelry locations in chains such as Boston Store, Macy’s, Dillard’s, Bloomingdale’s, and Belks. Finlay initially offered moissanite jewelry in 31 stores on February 28, 2005. During 2005, moissanite jewelry expanded to approximately 210 Finlay leased department store jewelry counters. Further expansion occurred in Finlay in 2006 to a total of 229 leased department store jewelry counters.

During 2005, we conducted test distribution at two national fine jewelry stores (Helzberg Jewelers & Gordon’s Jewelers) via one-day trunk show events. Helzberg Jewelers, a fine jewelry chain with over 270 stores, began testing moissanite jewelry in September 2005 and Gordon’s Jewelers, a fine jewelry division of Zale Corporation with over 285 stores, began testing in October 2005. Based on the results of the test distribution, Helzberg began an in-case program of fine moissanite jewelry during 2006 at all of its locations. The tests at Gordon’s continued through 2006. Additionally, other divisions of the Zale Corporation that held trunk shows in 2006 are the 130-store Zale Outlet chain in the United States and Peoples & Mappins Jewelers, which have a combined 168 stores in Canada. The Zale Outlet chain started an in-case program in 20 of its stores during the second quarter of 2006, and the program is now in 28 of its stores. Peoples & Mappins Jewelers began testing an in-case program in 41 of its stores during the fourth quarter of 2006.

During 2006, our sales decreased by 7% despite a 3% increase in sales & marketing expenses. The sales decrease during 2006 was due primarily to the large orders placed by K&G Creations and Reeves Park in 2005 that were required for the initial rollout of moissanite jewelry into Finlay jewelry counters and the rollout into 241 additional JCPenney stores. The dollar amount of orders received in 2006 for new distribution was less than the amount we received in 2005.

We continue to work to broaden our customer base through our various channels of distribution. During 2006, Samuel Aaron International (“SAI”) and Alarama, two domestic jewelry manufacturers, became more significant direct customers. Both are large, well-established suppliers to the North American jewelry market and both sell to a majority of the major North American jewelry retailers.

In October 2006, distribution of moissanite jewelry began in 208 stores of the 800-door department store chain, Kohl’s. SAI is the manufacturer for this test distribution. We also began testing moissanite during 2006 at 22 Chicago locations at the 900-door department store chain, Sears. In February 2007, Kohl’s expanded their distribution into 79 additional stores in California and Sears has indicated their interest in adding 115 additional stores during the first half of 2007. Also in 2006, the Home Shopping Network (HSN) aired 9 hours of moissanite jewelry shows. During 2007, HSN has agreed to increase the number of hours of moissanite jewelry shows to 25. In January 2007, Landau reduced the number of outlets selling moissanite jewelry from approximately 70 doors to 5 doors. We believe that this reduction was due to account relationships maintained by Landau with the jewelry manufacturer and not a reflection on the success of moissanite jewelry sales.

Our goal for 2007 is to grow revenue while remaining profitable by increasing awareness and demand for our jewel, moissanite. Our domestic sales and marketing efforts will include, but not be limited to, increasing moissanite awareness and desire for ownership at the consumer level, through increased consumer advertising, promotion, sponsorship opportunities, and an expanded public relations effort headed by a new public relations firm, continuous sales training for the sales associates at the retail level, and individually tailored efforts for specific retailers.

Internationally, in 2007 we will maintain our commitment to Asia and commit additional resources in the United Kingdom and continental Europe. We understand and accept that our growth in those markets will likely continue to be slow, but by insisting that our distribution partners understand and support our marketing positioning we believe that they will start to gain a meaningful presence for moissanite jewelry in their markets.

Results of Operations

The following table is intended to illustrate a tabular analysis of certain Consolidated Statement of Operations data as a percentage of sales for all periods presented. A detailed explanation of our results of operations follows this table:

	Year Ended December 31,
	2006		2005		2004
Sales	100%	$40,712,085	100%	$43,544,090	100%	$23,917,045
Gross profit	73%	29,916,861	67%	29,080,680	64%	15,346,597
Marketing & sales expenses	40%	16,106,506	36%	15,566,179	39%	9,287,549
General & administrative expenses	11%	4,307,749	10%	4,168,902	13%	3,006,647
Operating income	23%	9,429,380	21%	9,129,821	13%	3,038,325
Net income	15%	6,105,335	13%	5,874,667	7%	1,612,292

Year ended December 31, 2006 compared with Year ended December 31, 2005.

Net sales were $40,712,085 for the year ended December 31, 2006 compared to $43,544,090 for the year ended December 31, 2005, a decrease of $2,832,005 or 7%. Shipments of moissanite jewels, excluding consigned jewels, decreased 4% to approximately 245,000 carats from 255,000 carats. The average selling price per carat decreased by 3% due to a product mix in which a greater percentage of smaller size jewels, which have a lower price per carat, were sold. U.S. sales accounted for approximately 88% and 93% of sales during the year ended December 31, 2006 and 2005, respectively.

U.S. net sales and carat shipments, excluding consigned jewels, decreased by 11% and 8%, respectively, for the year ended December 31, 2006 as compared to the year ended December 31, 2005. Decreased U.S. carat shipments are due primarily to large orders placed by K&G Creations and Reeves Park in 2005 for the initial rollout of moissanite jewelry into Finlay jewelry counters and the rollout into 241 additional JCPenney stores, which were not repeated in 2006. The dollar amount of orders received in 2006 for new distribution was less than the amount we received in 2005. The timing and size of additional rollouts at new or existing retailers could have a significant effect on our results of operations in a given period. Our three largest customers during the year ended December 31, 2006, Reeves Park, K&G Creations, and SAI accounted for 37%, 21% and 13%, respectively, of our sales as compared to 39%, 39%, and 1%, respectively, for 2005. We expect that, at least in the short-term, we will remain dependent on our ability and that of our largest manufacturing customers to maintain and enhance their retail programs. While we believe our current relationships with these customers and retailers are good, a loss of any of these customer or retailer relationships could have a material adverse effect on our results of operations.

International net sales and carat shipments increased by 47% and 48%, respectively, for the year ended December 31, 2006 as compared to 2005. International sales increased due to increased sales into Hong Kong, Canada, United Kingdom, Indonesia, and India, partially offset by lower sales in Taiwan. It should be noted that a portion of our increased international sales is due to jewels sold internationally that will be re-imported to North American retailers.

Our gross profit margin was 73.5% for the year ended December 31, 2006 compared to 66.8% for the year ended December 31, 2005. The increased gross profit margin percentage was primarily caused by lower production costs in the first-in, first-out accounting period relieved from inventory in the year ended December 31, 2006 compared to the production costs for the related inventories sold in the year ended December 31, 2005, partially offset by a 3% decrease in the average selling price per carat. Future gross profit margins will fluctuate based upon the costs being relieved from inventory under our first-in, first-out accounting policy and our average selling price per carat. Depending on the sizes shipped in any specific period and with possible fluctuations quarter to quarter, we expect that our annual gross profit margin percentage going forward will fall in a range between 65% and 75%.

Marketing and sales expenses were $16,106,506 for the year ended December 31, 2006 compared to $15,566,179 for the year ended December 31, 2005, an increase of $540,327 or 3%. As a percentage of sales, these expenses increased to 40% from 36% in 2005. The primary reasons for the increase in expenses were a $996,000 increase in advertising expenses, $236,000 increase in travel costs, and

$191,000 of web page design costs, partially offset by $1,061,000 of decreased stock option compensation expense on options previously issued to sales consultants for new business development. The Company expects total marketing and sales expenses in 2007 to be higher than the total marketing and sales expenses incurred during 2006. While we are trying to manage our total sales and marketing expense for the year to approximate the same percentage of sales achieved in 2006, it is subject to the level of revenue achieved in 2007.

General and administrative expenses were $4,307,749 for the year ended December 31, 2006 compared to $4,168,902 for the year ended December 31, 2005, an increase of $138,847 or 3%. As a percentage of sales, these expenses increased to 11% from 10% in the same period of 2005. The increase in expenses was primarily due to $200,000 of one-time compensation costs recorded during the year ended December 31, 2006 associated with the change in status of Earl Hines, Senior Vice President of Manufacturing, from a full-time to a part-time employee, $178,000 of costs associated with the May 2006 grant of restricted stock to the non-employee members of our Board of Directors, $169,000 of increased salaries, partially offset by $445,000 of lower costs accrued in 2006 under our management incentive plan versus 2005.

Research and development expenses were $73,226 for the year ended December 31, 2006 compared to $215,778 for the year ended December 31, 2005, a decrease of $142,552 or 66%. The costs incurred in 2005 relate to our efforts in developing alternate sources of raw material. A portion of the material we receive from Norstel AB in 2007 will be expensed as research and development expense. The level of expense will depend upon the amount of material they are able to deliver. Based on current estimates of the material we will receive from Norstel in 2007, we expect research and development expense to remain less than 1% of annual sales.

Interest income was $741,161 for the year ended December 31, 2006 compared to $503,761 for the year ended December 31, 2005, an increase of $237,400 or 47%. This increase resulted from a higher interest rate earned on our cash balances.

Our effective income tax rate for the year ended December 31, 2006 was 40% compared to 39% for the year ended December 31, 2005. Our statutory tax rate is 38.5% and consists of the Federal income tax rate of 34% and the North Carolina state income tax rate of 4.5%, net of the federal benefit. Our effective income tax rate is higher than our statutory rate primarily due to our inability to currently recognize an income tax benefit for our operating losses in Hong Kong and China, partially offset by lower state income tax due to the apportionment of income among state jurisdictions. We cannot recognize the income tax benefit of our losses in Hong Kong and China due to the uncertainty of generating sufficient future taxable income in these tax jurisdictions to offset the existing losses. Our effective income tax rate is higher than the same period in 2005 primarily due to a greater tax benefit in 2005 over 2006 related to the apportionment of taxable income among state jurisdictions.

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

General and administrative expenses were $4,168,902 for the year ended December 31, 2005 compared to $3,006,647 for the year ended December 31, 2004, an increase of $1,162,255 or 39%. As a percentage of sales, these expenses decreased to 10% from 13% in 2004. The increase in expenses is primarily due to $531,000 of increased compensation costs and a $339,000 increase in professional and accounting services. The increased compensation costs are primarily due to $382,000 of increased costs associated with our Executive Compensation Plan, which provides incentives to senior management to meet or exceed certain goals. The increased professional and accounting fees primarily relate to costs associated with compliance with the Sarbanes-Oxley Act of 2002 and related SEC rulemaking.

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

Liquidity and Capital Resources

At December 31, 2006, we had approximately $13.8 million of cash and cash equivalents and $45.8 million of working capital as compared to $21.0 million of cash and cash equivalents and $53.8 million of working capital at December 31, 2005. As further described below, cash and cash equivalents decreased during the year ended December 31, 2006 primarily as a result of stock repurchases of $4,059,719, $1,786,654 of cash used by operations, and cash dividends of $1,480,360.

Cash and inventory account for 69% of our current assets. Our principal sources of liquidity are cash on hand and cash generated by operations. During the year ended December 31, 2006, $1,786,654 of cash was used by operations primarily as a result of an $8,894,147 increase in inventory and a $3,054,150 increase in receivables, partially offset by net income of $6,105,335, deferred income taxes of $2,486,960 and a $1,536,921 increase in accounts payable.

We purchased $14.7 million of raw material during the year ended December 31, 2006 and are building inventory to prepare for anticipated future sales growth. Management considers its investment in inventory essential to be able to meet the orders of its expanding customer base and to fulfill requests from our customers for consigned inventory. It is management’s opinion that inventory turnover should increase due to forecasted sales increases, thereby not requiring a significant use of working capital. Management expects to reduce its 2007 raw material purchases from the amount purchased in 2006. The Company’s raw material inventories of silicon carbide crystals are purchased under exclusive supply agreements with a limited number of suppliers. Because the supply agreements restrict the sale of these crystals to only the Company, the suppliers negotiate minimum purchase commitments with the Company that may result in periodic levels of raw and in-process inventories that are higher than the Company might otherwise maintain. These agreements coupled with lower than expected 2006 sales resulted in $11.8 million of our inventories being classified as long-term assets at December 31, 2006.

Income tax payments for the year ended December 31, 2006 were limited to $876,652 due to the utilization of a portion of the Company’s net operating loss (“NOL”) carryforwards to offset the taxable income generated during that period by our U.S. operations. During the year ended December 31, 2006, we fully utilized our U.S. NOL carryforward. As a result, we began making federal income tax payments for the tax year ended December 31, 2006. As of December 31, 2006, our federal income tax liability is $413,387. Prior to 2006, federal income tax payments were limited to alternative minimum tax payments. Depending on our levels of income in future periods, our cash flow from operations will be negatively impacted by increased tax payments over prior periods. As of December 31, 2006, we had a North Carolina NOL carryforward of approximately $4.4 million, which expires between 2012 and 2015.

Periodically, the Company sells jewels to customers on “memo” terms. For shipments on “memo” terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. The Company does not recognize revenue on these transactions until the earlier of (1) the customer informing the Company that they will keep the jewels or (2) the expiration of the memo period. Any jewels shipped to our customers on “memo” terms are classified as inventory on consignment on the Company’s consolidated balance sheets. The $2,024,000 of inventory on consignment at December 31, 2006 represents potential revenue of approximately $7,842,000 and potential gross profit of approximately $5,818,000 based on the average cost per carat of inventory at December 31, 2006.

On June 6, 1997, the Company entered into an Amended and Restated Exclusive Supply Agreement with Cree. The exclusive supply agreement had an initial term of ten years that was extended in January 2005 to July 2015. In connection with the exclusive supply agreement, the Company has committed to purchase a minimum of 50% (by dollar volume) of its requirements for SiC crystals from Cree. If the

Company’s orders require Cree to expand beyond specified production levels, the Company must commit to purchase certain minimum quantities. In December 2006, we agreed with Cree on a framework for purchases for 2007. Our price per gram for purchases from Cree during 2007 is increasing by approximately 10% over what we paid per gram in 2006 and for each quarter during calendar year 2007, the Company has committed to purchase approximately $3,200,000 of usable material. Although the amount of usable material to be purchased by the Company is expected to remain constant each quarter, the Company’s cost per quarter for the usable material may be less than $3,200,000 depending upon the quality of the usable material provided by Cree during that quarter. We purchased approximately $14,600,000 of raw material from Cree during the year ended December 31, 2006.

In February 2005, we entered into an Exclusive Supply Agreement with Norstel AB (formerly Jesperator AB) for the supply of SiC crystals for use in the manufacturing of moissanite jewels. In March 2007, we signed an amended agreement with Norstel AB that extended the term to December 31, 2009. Under the terms of the amended contract, our remaining minimum commitment under the agreement is $7.8 million, of which approximately $465,000 will be expensed as research and development. In addition, we have advanced $400,000 towards the purchase of certain equipment. This advance is scheduled to be repaid starting January 2007 through a 20% reduction on the invoice for subsequent purchases of SiC crystals. Effective October 1, 2007, we will receive a 35% reduction on the invoice for subsequent purchases of SiC crystals until the advance is repaid. The minimum purchase commitment during 2007 is $1,600,000, of which approximately $275,000 will be expensed as research and development. Purchases from Norstel during the year ended December 31, 2006 were less than $25,000.

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

In May 2005, we entered into an eighth amendment to our agreement with John M. Bachman, Inc. (“JMB”), the supplier of the majority of the faceting services used by the Company. Pursuant to the terms of the amendment, the Company provided JMB with a cash advance of $135,000 that was used by JMB to expand its affiliate’s production facility and procure additional equipment and labor as needed to enable JMB and its affiliate to satisfy the requested increase in production volumes. The cash advance was repaid to the Company through reduced charges for faceting services provided to the Company. As of December 31, 2006, the advance has been completely repaid.

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

In March 2006, the Board of Directors authorized a repurchase program for up to 1,000,000 shares of the Company’s common stock. Repurchases can be made in the open market at prevailing prices or in privately negotiated transactions at prices at or below prevailing open market prices. This program expires in March 2007. There were 415,000 shares repurchased under this program during the year ended December 31, 2006 at an average price of $9.78 per share, or an aggregate of $4,059,719.

Based on our cash and cash equivalents and other working capital, management believes that our existing capital resources are adequate to satisfy our capital requirements for at least the next 12 months and management does not believe that we will need additional sources of capital for the foreseeable future.

Contractual Obligations and Commercial Commitments

Our contractual obligations consist of our purchase commitments with Cree and Norstel AB, the operating lease on our manufacturing and administrative facility in Morrisville, NC and the operating leases for our companies in Hong Kong and China. Below are the amounts of these commitments in tabular form.

	Payments Due by Period
Contractual Obligations	Total		2007	2008-2009		2010-2011		2012 & Beyond
Purchase Commitments-Cree	$12,800,000	(1)	$12,800,000	$—	(2)	$—	(2)	$—	(2)
Operating Leases	$813,000		$232,000	$326,000		$255,000		$—
Purchase Commitments-Norstel	$7,788,000	(3)	$1,637,000	$6,151,000		$—		$—

Total	$21,401,000		$14,669,000	$6,477,000		$255,000		$—

(1)	During 2007, we have committed to purchase approximately $3,200,000 of raw material each quarter.
(2)

Under our Exclusive Supply Agreement with Cree, we are obligated to buy from Cree, and Cree is obligated to sell to us, at least 50%, by dollar volume, of our requirements for SiC material for the production of gemstones in each calendar quarter.

(3)	Approximately $465,000 of this total commitment will be expensed as research and development — $275,000 in 2007 and $190,000 in 2008.

Net Operating Loss Carryforward

At December 31, 2006, the Company has a North Carolina tax NOL carryforward of approximately $4.4 million, expiring through 2015, which can be offset against future state taxable income. The Company expects to fully utilize this NOL before any of it expires.

As of December 31, 2006, there was approximately $4.1 million in NOL carryforwards in Hong Kong. In accordance with the Hong Kong tax code these amounts can be carried forward indefinitely to offset future taxable income in Hong Kong. As of December 31, 2006, there was approximately $451,000 in NOL carryforwards in China. In accordance with the China tax code these amounts can be carried forward five years to offset future taxable income in China. The NOL carryforwards begin expiring in 2008. Due to the uncertainty of generating sufficient future taxable income in Hong Kong and China to utilize these NOLs, we have established a valuation allowance against this deferred income tax asset.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates impacting our consolidated financial statements relate to valuation of inventories, accounts receivable reserves, and co-op advertising. We also have other policies that we consider key accounting policies, the most significant of which is our policy for revenue recognition; however, this policy typically does not require us to make estimates or judgments that are difficult or subjective.

Inventories are stated at the lower of cost or market determined on a first in, first out basis. Our inventories consist primarily of colorless moissanite jewels that meet rigorous grading criteria and are of cuts and sizes most commonly used in the jewelry industry. Moissanite jewels that do not meet our grading criteria and therefore are not deemed to be saleable are not included in inventories. We carry only a limited amount of moissanite jewels in finished jewelry settings. As a result, our inventories do not degrade in quality over time and are not subject to fashion trends. Our distribution channels include two of the largest suppliers of jewelry-related products to the jewelry industry, jewelry manufacturers, traditional retail stores, home shopping channels and catalogs. Consequently, significant amounts of inventories must be maintained at all times. During 2002, we established a lower of cost or market reserve of $400,000 to allow for a portion of the finished goods inventory to be re-cut. There are certain jewels in inventory that can be re-cut to achieve higher quality standards. The reserve is necessary to allow for the carat weight loss during the re-cutting process. To determine this reserve, we estimated the amount of inventory that is anticipated to be re-cut and the amount of weight loss that will occur during the process. Since the establishment of this reserve, we have not yet re-cut any jewels. At December 31, 2006, the reserve remained at $400,000.

Estimates are used to determine the amount of two reserves against accounts receivable. First, an “Allowance for Doubtful Accounts” is established to reduce accounts receivable to an amount expected to be collected. Based on our collection history, we determine a percentage based on the age of the receivable that we deem collectible. The allowance is then calculated by applying the appropriate percentage to each of our receivables. Any increases or decreases to this allowance are charged or credited to general and administrative expenses. This allowance for doubtful accounts was $195,000 and $120,000 at December 31, 2006 and 2005, respectively. The second reserve against accounts receivable is the “Allowance for Returns”. At the time revenue is recognized, we estimate future returns and reduce sales and accounts receivable by this estimated amount. This amount is estimated using the historical return rate for our Company and considers any contractual return privileges granted to customers. The allowance for returns was $265,000 and $105,000 at December 31, 2006 and 2005, respectively. The increase in the reserve in 2006 is primarily due to expanded return rights given to certain accounts in 2006 to support new retail business.

We offer a co-op advertising program to many of our customers that reimburses a portion of their marketing costs based on their net purchases from us. At the end of any given period, we estimate the amount of co-op advertising expense that has not yet been submitted for credit by our customers. These amounts were $1,275,041 and $1,364,007 at December 31, 2006 and 2005, respectively. We estimate this amount based on our historical experience with each customer, and the related contractual arrangements to provide certain levels of co-op advertising for our customers.

Revenue is generally recognized when products are shipped. Our standard payment terms are generally between 30 and 60 days for jewel distributors and generally between 60 to 90 days for jewelry manufacturers. In limited circumstances, the Company may extend terms of 120 days. Some customers are required to prepay prior to shipment. For all jewels shipped, title passes upon shipment of the jewels from our facility (i.e., FOB-shipping point). Periodically, the Company sells product to customers on “memo” terms. For shipments on memo terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. Our customers are generally required to make payments on memo shipments within 30 days upon the customer informing the Company that they will keep the product. Accordingly, the Company does not recognize revenue on these memo transactions until the earlier of (1) the customer informing the Company that they will keep the product or (2) the expiration of the right of return period. All “memo” shipments are shown on our balance sheets as inventory on consignment.

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

FAS No. 123R was adopted by the Company on January 1, 2006. Prior to that date, the Company accounted for share-based payments to employees using the intrinsic value method in accordance with APB Opinion No. 25 and, since the Company granted employee stock options with an exercise price that was equivalent to market value at the date of grant, the Company generally recognized no compensation cost for employee stock options. Had the Company adopted FAS No. 123R in prior periods, the impact of that standard would have approximated the impact of FAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 of these consolidated financial statements.

As a result of the adoption of FAS No. 123R, the Company recorded compensation expense due to share-based employee compensation awards during the year ended December 31, 2006 of $377,964 in operating expenses, which is before an income tax benefit of $106,799, resulting in a decrease to net income of $271,165. In addition, there was $7,585 of share-based employee compensation capitalized as inventory costs during the year ended December 31, 2006. There was no change in the way the Company accounted for stock options granted to consultants.

The Company receives an income tax deduction for certain stock option exercises when the options are exercised, generally for the excess of the stock price on the date of exercise over the option price. Prior to the adoption of FAS No. 123R, the Company presented all tax benefits resulting from the exercise of stock options as an operating cash inflow in its Statement of Cash Flows. FAS No. 123R requires the benefits of tax deductions in excess of the grant date fair value for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. The income tax benefits from the exercise of stock options during the year ended December 31, 2006 have been reflected as “Excess tax benefits from share-based payment arrangements” on the Consolidated Statement of Cash Flows. For the year ended December 31, 2006, such amount was $173,783, resulting in a decrease in cash from operations and increase in cash provided by financing activities of this amount.

In November 2004, FAS No. 151, Inventory Costs, was issued. This statement amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. FAS 151 requires that those items be recognized as current period charges. In addition, FAS 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The provisions of this statement were effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of FAS 151 had no effect on the Company’s consolidated financial statements.

Newly Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FAS Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 were effective for the Company on January 1, 2007. The Company is in the process of determining the effect that the adoption of FIN 48 will have on its financial statements.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet financing arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe that our exposure to market risk for changes in interest rates is not material to our financial condition or results of operations because our investments are limited to highly liquid instruments with maturities of three months or less. At December 31, 2006, the majority of our cash was in short-term investments classified as cash and equivalents. The majority of our transactions with international customers and suppliers are denominated in U.S. dollars and, as such, we also do not believe that our exposure to fluctuations in any foreign currency exchange rate are material to our financial condition or results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted due to the absence of the conditions under which they are required or because the required information is included within the consolidated financial statements or the notes thereto included in Item 8.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Charles & Colvard, Ltd.

Morrisville, North Carolina

We have audited the accompanying consolidated balance sheets of Charles & Colvard, Ltd. and subsidiary (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Charles & Colvard, Ltd. and subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria establish in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2007 expressed an unqualified opinion on management’s annual assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina

March 9, 2007

CHARLES & COLVARD, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, and 2004

	Year Ended December 31,
	2006	2005	2004
Net sales	$40,712,085	$43,544,090	$23,917,045
Cost of goods sold	10,795,224	14,463,410	8,570,448

Gross profit	29,916,861	29,080,680	15,346,597

Operating expenses:
Marketing and sales	16,106,506	15,566,179	9,287,549
General and administrative	4,307,749	4,168,902	3,006,647
Research and development	73,226	215,778	14,076

Total operating expenses	20,487,481	19,950,859	12,308,272

Operating income	9,429,380	9,129,821	3,038,325

Interest income	741,161	503,761	138,223

Income before taxes	10,170,541	9,633,582	3,176,548

Income tax expense (Note 10)	4,065,206	3,758,915	1,564,256

Net income	$6,105,335	$5,874,667	$1,612,292

Net income per share (Note 2)
Basic	$0.34	$0.33	$0.09

Diluted	$0.33	$0.31	$0.09

Weighted-average common shares (Note 2)
Basic	18,160,218	18,008,855	17,467,173

Diluted	18,662,770	18,963,111	18,007,726

Share and per share data for all periods presented reflect the effect of the 5% stock dividend distributed on July 15, 2005, and the one share for every four shares owned stock split, effected in the form of a 25% stock dividend, distributed on January 30, 2006.

See notes to consolidated financial statements.

CHARLES & COLVARD, LTD. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2006 and 2005

	December 31,
	2006	2005
Assets
Current Assets:
Cash and equivalents	$13,762,786	$21,003,551
Accounts receivable, net of allowance for doubtful accounts of $195,000 and $120,000, respectively	14,320,672	11,236,486
Interest receivable	16,381	46,417
Notes receivable	376,030	250,272
Inventory (Note 3)	20,677,215	23,168,028
Inventory on consignment (Note 4)	2,023,542	2,446,722
Prepaid expenses and other assets	783,989	571,277
Deferred income taxes (Note 10)	583,322	600,665

Total current assets	52,543,937	59,323,418

Long Term Assets:
Note receivable	23,970	263,710
Inventory (Note 3)	11,808,140	—
Furniture and equipment, net (Note 5)	651,134	496,336
Patent and license rights, net (Note 5)	288,171	298,524
Deferred income taxes (Note 10)	686,621	3,156,238

Total long term assets	13,458,036	4,214,808

Total assets	$66,001,973	$63,538,226

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable:
Cree, Inc. (Note 11)	$1,598,956	$1,341,187
Other	2,870,752	1,591,600
Income taxes payable	413,387	8,757
Accrued payroll	322,383	1,050,013
Accrued co-op advertising	1,275,041	1,364,007
Accrued expenses and other liabilities	244,539	217,044

Total current liabilities	6,725,058	5,572,608

Commitments and contingencies (Note 11)

Shareholders’ Equity (Notes 6 and 7)
Common stock, no par value; 50,000,000 shares authorized; 17,977,923 and 18,299,354 shares issued and outstanding at December 31, 2006 and 2005, respectively	52,494,309	57,785,576
Additional paid-in capital—stock options	5,807,879	5,313,044
Accumulated other comprehensive loss—Foreign currency translation	(457)	(2,851)
Retained earnings (deficit)	975,184	(5,130,151)

Total shareholders’ equity	59,276,915	57,965,618

Total liabilities and shareholders’ equity	$66,001,973	$63,538,226

See notes to consolidated financial statements.

CHARLES & COLVARD, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005, and 2006

	Common Stock		Additional Paid-in Capital - Stock Options	Accumulated other comprehensive loss	Retained Earnings (Deficit)	Total Shareholders’ Equity	Total Comprehensive Income
	Number Of Shares	Amount
Balance at January 1, 2004	17,342,099	$54,333,287	$2,407,780	—	$(12,617,110)	$44,123,957

Share-based compensation	—	—	70,672	—	—	70,672

Stock options exercised	447,106	2,396,742	(995,998)	—	—	1,400,744

Tax effect of stock options	—	—	285,666	—	—	285,666
Shares repurchased	(60,870)	(234,934)	—	—	—	(234,934)
Net Income	—	—	—	—	1,612,292	1,612,292	$1,612,292

Total comprehensive income							1,612,292

Balance at December 31, 2004	17,728,335	56,495,095	1,768,120	—	(11,004,818)	47,258,397

Share-based compensation	—	—	1,064,617	—	—	1,064,617

Stock options exercised	571,019	1,989,790	(221,725)	—	—	1,768,065

Cash dividend—$0.038 per share	—	(688,022)	—	—	—	(688,022)

Stock dividend—cash in lieu of fractional shares	—	(11,287)	—	—	—	(11,287)

Tax effect of stock options	—	—	2,702,032	—	—	2,702,032

Foreign currency translation	—	—	—	(2,851)		(2,851)	(2,851)

Net Income	—	—	—	—	5,874,667	5,874,667	5,874,667

Total comprehensive income							5,871,816

Balance at December 31, 2005	18,299,354	57,785,576	5,313,044	(2,851)	(5,130,151)	57,965,618

Share-based compensation	—	—	324,477	—	—	324,477

Stock options exercised	66,192	248,812	(3,425)	—	—	245,387

Issuance of restricted stock	27,377	—	—	—	—	—

Shares repurchased	(415,000)	(4,059,719)	—	—	—	(4,059,719)

Cash dividend—$.08 per share	—	(1,456,080)	—	—	—	(1,456,080)

Stock dividend—cash in lieu of fractional shares	—	(24,280)	—	—	—	(24,280)

Tax effect of stock options	—	—	173,783	—	—	173,783

Foreign currency translation	—	—	—	2,394	—	2,394	2,394

Net Income	—	—	—	—	6,105,335	6,105,335	6,105,335

Total comprehensive income							$6,107,729

Balance at December 31, 2006	17,977,923	$52,494,309	$5,807,879	$(457)	$975,184	$59,276,915

Share and per share data for all periods presented reflect the effect of the 5% stock dividend distributed on July 15, 2005, and the one share for every four shares owned stock split, effected in the form of a 25% stock dividend, distributed on January 30, 2006.

See notes to consolidated financial statements.

CHARLES & COLVARD, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, and 2004

	Year Ended December 31,
	2006	2005	2004
Operating Activities
Net income	$6,105,335	$5,874,667	$1,612,292
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	188,757	247,441	197,194
Share-based compensation	316,892	1,064,617	70,672
Loss on disposal of furniture and equipment	—	12,282	14,772
Provision for uncollectible accounts	78,990	20,000	(30,000)
Provision for returns	160,000	(115,000)	140,000
Tax effect of stock options	—	2,702,032	285,666
Provision for deferred income taxes	2,486,960	967,897	1,160,319
Changes in assets and liabilities:
Accounts receivable	(3,323,176)	(4,134,432)	(3,414,959)
Interest receivable	30,036	(31,619)	(8,006)
Inventory	(8,772,580)	(912,074)	(636,684)
Prepaid expenses and other assets	(212,712)	(131,906)	60,071
Accounts payable	1,539,315	701,143	911,334
Accrued co-op advertising	(88,966)	1,156,007	(155,000)
Accrued payroll	(727,630)	492,212	392,858
Income taxes payable	404,630	8,757	—
Accrued expenses and other liabilities	27,495	(165,590)	352,975
Deferred gross profit	—	—	(448,270)

Net cash provided by (used in) operating activities	(1,786,654)	7,756,434	505,234

Investing Activities
Purchases of furniture and equipment	(309,139)	(207,290)	(238,407)
Proceeds from sale of furniture and equipment	—	60,000	—
Advance to John M. Bachman, Inc.	—	(135,000)	—
Advance to Norstel AB	—	(400,000)	—
Other	(24,063)	(13,196)	(117,913)

Net cash used in investing activities	(333,202)	(695,486)	(356,320)

Financing Activities
Proceeds from exercise of stock options	245,387	1,768,065	1,400,744
Payment of cash dividends	(1,480,360)	(699,309)	—
Excess tax benefits from share-based payment arrangements	173,783	—	—
Purchase of common stock	(4,059,719)	—	(234,934)

Net cash provided by (used in) financing activities	(5,120,909)	1,068,756	1,165,810

Net change in cash and equivalents	(7,240,765)	8,129,704	1,314,724

Cash and equivalents at beginning of year	21,003,551	12,873,847	11,559,123

Cash and equivalents at end of year	$13,762,786	$21,003,551	$12,873,847

Supplemental Schedule of Cash Flow Data

Cash paid for income taxes	$876,652	$86,000	$67,500

Supplemental Non-Cash Investing Activity:

Reduction of notes receivable	$113,982	$—	$—

See notes to consolidated financial statements.

CHARLES & COLVARD, LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

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

All of the Company’s activities are within a single business segment. The following tables present certain data by geographic area:

	Year Ended December 31,
Net Sales	2006	2005	2004
United States	$36,021,806	$40,355,545	$20,885,841
International	4,690,279	3,188,545	3,031,204

Total	$40,712,085	$43,544,090	$23,917,045

		December 31,
Furniture and equipment, net		2006	2005
United States		$596,873	$436,060
International (All in Asia)		54,261	60,276

Total		$651,134	$496,336

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

Inventory

Inventories are stated at the lower of cost or market determined on a first in, first out basis. Inventory costs include direct material and labor, inbound freight, purchasing and receiving costs, inspection costs and warehousing costs. A significant amount of inventory must be maintained at all times to be prepared to react to possible customer demand for large purchases and for a variety of jewel styles. In addition, the Company has entered into certain agreements to consign inventory for new or expanding retail opportunities. These consignments require a significant amount of inventory to be maintained. Any inventory on hand in excess of the Company’s current requirements based on historical and anticipated level of sales is classified as long-term on the Company’s consolidated balance sheets.

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

Patents and License Rights

The Company capitalizes costs associated with obtaining patents issued or pending for inventions and license rights related to the manufacture of moissanite jewels. Such costs are amortized over the life of the patent (generally 17 years). The Company also capitalizes licenses it obtains for the use of certain advertising images. Such costs are amortized over the period of the license.

Accounting for Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets for financial impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be fully recoverable. Based on these evaluations, there were no significant adjustments to the carrying value of long-lived assets in 2006, 2005 or 2004.

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

One customer accounted for 55% and 71% of the Company’s receivables at December 31, 2006 and 2005, respectively, and for 37%, 39%, and 24% of the Company’s sales during the years ended December 31, 2006, 2005, and 2004. A second customer accounted for 21% and 2% of the Company’s receivables at December 31, 2006 and 2005, respectively, and for 13%, 1%, and 1% of the Company’s sales during the years ended December 31, 2006, 2005, and 2004. A third customer accounted for 11% and 20% of the Company’s receivables at December 31, 2006 and 2005, respectively, and for 21%, 39%, and 34% of the Company’s sales during the years ended December 31, 2006, 2005, and 2004.

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

Revenue Recognition

Revenue is generally recognized when products are shipped. At the time revenue is recognized an allowance for estimated returns is established. Any increase or decrease in the allowance for returns is charged against net sales. The Company’s standard payment terms for jewel distributors are generally between 30 and 60 days and for jewelry manufacturers are generally between 60 to 90 days. In limited circumstances, the Company may extend terms of 120 days. Some customers are required to prepay prior to shipment. For all jewels shipped title passes upon shipment of the jewels from the Company’s facility (i.e., FOB-shipping point). The Company’s return policy is that jewels can only be returned for credit within 30 days of shipment and must be returned for a valid reason (quality problems or a shipment of the wrong jewels). Some customers have a contractual right to return a certain percentage of sales for any reason. In these instances, we only recognize revenue when the contractual right to return is exhausted. Periodically, the Company sells product to customers on “memo” terms. For shipments on memo terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. The Company’s customers are generally required to make payments on memo shipments within 30 days upon the customer informing the Company that they will keep the product. Accordingly, the Company does not recognize revenue on these memo transactions until the earlier of (1) the customer informing the Company that they will keep the product or (2) the expiration of the right of return period. The $2,024,000 of inventory on consignment at December 31, 2006 represents potential revenue of approximately $7,842,000 and potential gross profit of approximately $5,818,000 based on the average cost per carat of inventory at December 31, 2006. At December 31, 2006 the remaining lengths of the right of return periods for the related “memo” shipments range from one to twelve months. From time to time, we do grant extensions to our customers of the right of return period depending on the facts and circumstances of the request.

Advertising Costs

Advertising production costs are expensed as incurred. Media placement costs are expensed the first time the advertising appears. Advertising expenses for the years ended December 31, 2006, 2005, and 2004 amounted to approximately $11,000,000, $9,800,000, and $5,700,000, respectively.

The Company also offers a co-op advertising program to its customers that reimburses a portion of their marketing costs based on the customers’ net purchases from the Company and is subject to the customer providing documentation of all advertising performed that includes the Company’s product. For the years ended December 31, 2006, 2005 and 2004, these amounts were $3,670,000, $3,667,000, and $1,635,000, respectively, and are included as a component of marketing and sales expenses. These co-op advertising expenses are included in the advertising expense amounts disclosed in the paragraph above.

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

Prior to 2006, the Company measured compensation costs related to stock options and other share-based compensation awards to employees using the intrinsic value of the equity instrument granted (i.e., the excess of the market price of the stock to be issued over the exercise price of the equity instrument at the date of grant) rather than the fair value of the equity instrument. Accordingly, because the stock option grant price for employees equaled the market price on the date of grant, no compensation expense was recognized by the Company for stock options awarded to employees. In December 2005, the Company accelerated the vesting of certain outstanding stock options held by current employees and non-employee directors. As a result of this vesting acceleration, the Company recorded $54,019 of expense in the year ended December 31, 2005. The only share-based compensation recorded by the Company prior to 2006, other than the expense for the vesting acceleration, was due to stock options granted to outside consultants. The Company has accounted for stock options granted to consultants using the fair value method for all periods presented.

The following table summarizes the components of the Company’s share-based compensation included in reported net income for the three years ended December 31, 2006 as follows:

	Year Ended December 31,
	2006	2005	2004
Employee Stock Options	$200,059	$54,019	$—
Consultant Stock Options	(61,072)	1,010,598	70,672
Restricted Stock Awards	177,905	—	—
Income Tax Benefit	(84,683)	(386,371)	(27,247)

Total	$232,209	$678,246	$43,425

In addition, $7,585 of share-based compensation was capitalized as a cost of inventory during the year ended December 31, 2006. A $61,072 reduction in previously recognized compensation cost on consultant stock options was recognized during the year ended December 31, 2006 due to a reduction in the fair value of stock awards issued to consultants.

As of December 31, 2006, the unrecognized share-based compensation expense related to non-vested stock options is approximately $515,000, which is expected to be recognized over a weighted average period of approximately 25 months.

In May 2006, the Company granted its non-employee board members an aggregate of 27,377 shares of restricted stock. The board members cannot sell these shares until their one-year term on the board expires in May 2007. The fair value of the restricted stock granted was $305,000 based on the closing market price of the Company’s common stock on May 19, 2006. These are the only restricted stock awards currently outstanding for the Company. As of December 31, 2006 unrecognized compensation expense related to non-vested restricted stock was $127,095 which will be amortized on a straight line basis through May 2007.

Had compensation expense prior to January 1, 2006 for all share-based compensation been determined consistent with the provisions of FAS 123, rather than APB 25, the Company’s net income and income per share for the years ended December 31, 2005 and 2004 would have been recorded to the pro forma amounts indicated below. Disclosures for the year ended December 31, 2006 are not presented because the amounts for share-based compensation have been recognized in the consolidated financial statements for that period.

	Year Ended December 31,
	2005	2004
Net income:
As reported	$5,874,667	$1,612,292
Deduct—total share-based compensation expense under fair value method for all awards, net of income tax	1,707,331	334,744

Pro forma net income	$4,167,336	$1,277,548

Basic net income per share:
As reported	$0.33	$0.09
Pro forma	0.23	0.07
Diluted net income per share:
As reported	$0.31	$0.09
Pro forma	0.22	0.07

The fair value of each option grant is estimated on the grant date using a Black-Scholes-Merton option pricing model. The valuations of options granted during the three years ended December 31, 2006 were based on the following assumptions:

	Year Ended December 31,
	2006	2005	2004
Weighted-average grant date fair value	$6.39	$6.83	$2.61
Weighted-average expected lives (in years)	4.00	5.94	7.00
Weighted-average risk-free interest rate	4.60%	4.22%	3.612%
Dividend yield	0%	0%	0%
Volatility factor	.646	.884	.912

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

Stock Dividends and Stock Splits

On May 23, 2005, the Company declared a 5% stock dividend distributed on July 15, 2005. On December 21, 2005, the Company declared a one share for every four shares owned stock split, effected in the form of a 25% stock dividend, distributed on January 30, 2006. All share and per share amounts for all periods presented in these financial statements and footnotes reflect these transactions.

Net Income Per Share

Basic net income per share computations are based on the weighted-average common shares outstanding. Diluted net income per share computations include the dilutive effect, if any, of stock options using the treasury stock method. The following table reconciles the differences between the basic and diluted earnings per share presentations:

	Years Ended December 31,
	2006	2005	2004
Numerator:
Net Income	$6,105,335	$5,874,667	$1,612,292

Denominator:
Weighted Average Shares Outstanding
Basic	18,160,218	18,008,855	17,467,173
Stock Options	502,552	954,256	540,553

Diluted	18,662,770	18,963,111	18,007,726

Net Income Per Share:
Basic	$0.34	$0.33	$0.09

Diluted	$0.33	$0.31	$0.09

For the years ended December 31, 2006, 2005, and 2004, stock options to purchase approximately 310,000, 12,000, and 755,000 shares, respectively, were excluded from the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares. During 2006, approximately 957,000 common stock options with an exercise price less than the average market price were included in the computation of diluted earnings per share. The weighted-average dilutive impact of these options, net of 455,000 treasury shares assumed to be repurchased, was 502,552 shares. During 2005, approximately 1,442,000 common stock options with an exercise price less than the average market price were included in the computation of diluted earnings per share. The weighted-average dilutive impact of these options, net of 487,000 treasury shares assumed to be repurchased, was 954,256 shares. During 2004, approximately 1,509,000 common stock options with an exercise price less than the average market price were included in the computation of diluted earnings per share. The weighted-average dilutive impact of these options, net of 919,000 treasury shares assumed to be repurchased, was 540,553 shares.

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

FAS No. 123R was adopted by the Company on January 1, 2006. Prior to that date, the Company accounted for share-based payments to employees using the intrinsic value method in accordance with APB Opinion No. 25 and, since the Company granted employee stock options with an exercise price that was equivalent to market value at the date of grant, the Company generally recognized no compensation cost for employee stock options. Had the Company adopted FAS No. 123R in prior periods, the impact of that standard would have approximated the impact of FAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 of these consolidated financial statements.

As a result of the adoption of FAS No. 123R, the Company recorded compensation expense due to share-based employee compensation awards during the year ended December 31, 2006 of $377,964 in operating expenses, which is before an income tax benefit of $106,799, resulting in a decrease to net income of $271,165. In addition, there was $7,585 of share-based employee compensation capitalized as inventory costs during the year ended December 31, 2006. There was no change in the way the Company accounted for stock options granted to consultants.

The Company receives an income tax deduction for certain stock option exercises when the options are exercised, generally for the excess of the stock price on the date of exercise over the option price. Prior to the adoption of FAS No. 123R, the Company presented all tax benefits resulting from the exercise of stock options as an operating cash inflow in its Statement of Cash Flows. FAS No. 123R requires the benefits of tax deductions in excess of the grant date fair value for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. The income tax benefits from the exercise of stock options during the year ended December 31, 2006 have been reflected as “Excess tax benefits from share-based payment arrangements” on the Consolidated Statement of Cash Flows. For the year ended December 31, 2006, such amount was $173,783 resulting in a decrease in cash from operations and increase in cash provided by financing activities of this amount.

In November 2004, FAS No. 151, Inventory Costs, was issued. This statement amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. FAS 151 requires that those items be recognized as current period charges. In addition, FAS 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The provisions of this statement were effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of FAS 151 had no effect on the Company’s consolidated financial statements.

Newly Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FAS Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 became effective for the Company beginning on January 1, 2007. The Company is in the process of determining the effect that the adoption of FIN 48 will have on its financial statements.

3. Inventories

Inventories consisted of the following:

	December 31,
	2006	2005
Raw materials	$2,590,782	$1,526,099
Work-in-process	13,102,777	9,026,266
Finished goods	16,791,796	12,615,663

Total Inventory	$32,485,355	$23,168,028

Finished goods are shown net of a reserve for excess jewelry inventory of $40,000 and $95,000 at December 31, 2006 and December 31, 2005, respectively. The Company does not actively market its jewelry inventory. Jewelry inventory value is determined as the amount we would obtain by melting the gold in the jewelry and putting the jewels back into loose stone inventory. The reserve was decreased during the year ended December 31, 2006 as a portion of the jewelry inventory was sold. In addition, finished goods are shown net of a lower of cost or market reserve of $400,000 at December 31, 2006 and December 31, 2005. This reserve was established to allow for the carat weight loss associated with the re-cutting of a portion of the finished goods inventory. There are certain jewels in inventory that may be re-cut to achieve higher quality standards.

The Company’s raw material inventories of silicon carbide crystals are purchased under exclusive supply agreements with a limited number of suppliers. Because the supply agreements restrict the sale of these crystals to only the Company, the suppliers negotiate minimum purchase commitments with the Company that may result in periodic levels of raw and in-process inventories that are higher than the Company might otherwise maintain. These agreements coupled with lower than expected 2006 sales resulted in $11.8 million of our inventories being classified as long-term assets at December 31, 2006.

4. Inventory on Consignment

Periodically, the Company sells product to customers on “memo” terms. For shipments on “memo” terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. The Company does not recognize revenue on these transactions until the earlier of (1) the customer informing the Company that they will keep the product or (2) the expiration of the memo period. The $2,024,000 of inventory on consignment at December 31, 2006 represents potential revenue of approximately $7,842,000 and potential gross profit of approximately $5,818,000 based on the average cost per carat of inventory at December 31, 2006.

5. Furniture and Equipment and Patent and License Rights

Furniture and equipment, net of accumulated depreciation, is summarized as follows:

	December 31,
	2006	2005
Machinery and equipment	$394,473	$355,122
Computer equipment	708,127	597,854
Furniture and fixtures	324,894	325,204
Leasehold improvements	97,090	97,090
Construction in progress	167,694	21,694

Total	1,692,278	1,396,964
Accumulated depreciation	(1,041,144)	(900,628)

Total furniture and equipment, net	$651,134	$496,336

Depreciation expense for 2006, 2005, and 2004 was $154,341, $163,316, and $152,826, respectively.

Patent and license rights, net of accumulated amortization, is summarized as follows:

	December 31,
	2006	2005
Patent and license rights	$478,043	$531,144
Accumulated amortization	(189,872)	(232,620)

Patent and license rights, net	$288,171	$298,524

Amortization expense for 2006, 2005, and 2004 was $34,416, $84,125, and $44,368, respectively. Amortization expense on existing patent and license rights is estimated to be $32,000 for 2007, and $31,000 per year for 2008 through 2011.

6. Common Stock

In December 2003, the Board of Directors authorized a follow-on repurchase program for up to 1,181,250 shares of the Company’s common stock. This program expired in December 2004. During the year ended December 31, 2004, there were 60,870 shares repurchased at an average price of $3.86.

In March 2006, the Board of Directors authorized a repurchase program for up to 1,000,000 shares of the Company’s common stock. Repurchases were made in the open market at prevailing prices or in privately negotiated transactions at prices at or below prevailing open market prices. This program expires in March 2007. During the year ended December 31, 2006, there were 415,000 shares repurchased under the program at an average price of $9.78.

7. Preferred Stock

The Company has authorized 10 million shares of preferred stock, no par value. The preferred stock may be issued from time to time in one or more series. No shares of preferred stock have been issued as of December 31, 2006.

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

All share and per share amounts for all periods presented in these financial statements and footnotes reflect the effect of both the 5% stock dividend and the stock split transactions.

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

The 1997 Omnibus Plan expires in 2007. The Company will present a new stock option plan for shareholder approval at the May 2007 Annual Shareholders Meeting.

Effective December 21, 2005, the Company accelerated the vesting of certain outstanding stock options held by current employees and non-employee directors in order to reduce the impact of new accounting regulations that became effective in 2006. As a result of this vesting acceleration, options to purchase approximately 134,000 shares of the Company’s common stock that would otherwise have vested at various times within the next three years became fully vested. The decision to accelerate these unvested options, which management believes is in the best interest of the Company and its shareholders, was made primarily to reduce compensation expense that would be recorded in future periods subsequent to December 31, 2005. The Company recorded approximately $54,000 of expense in the year ended December 31, 2005 as the result of the accelerated vesting. The acceleration of the vesting of these stock options reduced future compensation expense by approximately $522,000, of which $369,000 would have occurred in 2006.

The following is a summary of activity for the Company’s two stock option plans:

	1996 Option Plan		1997 Omnibus Plan
	Number Of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
2004
Outstanding at the beginning of the year	433,452	$3.13	1,647,810	$5.25
Granted	—	—	189,770	4.62
Exercised	(250,869)	3.20	(196,185)	3.08
Canceled	(34,714)	3.25	(222,275)	9.64

Outstanding at end of year	147,869	2.99	1,419,120	4.77
2005
Granted	—	—	308,356	9.33
Exercised	(83,573)	2.84	(487,375)	3.14
Canceled	—	—	(99,418)	10.56

Outstanding at end of year	64,296	3.18	1,140,683	6.20
2006
Granted	—	—	116,424	12.11
Exercised	(14,927)	2.09	(51,265)	4.18
Canceled	—	—	(3,523)	10.10

Outstanding at end of year	49,369	$3.51	1,202,319	$6.84

The following summarizes information about stock options at December 31, 2006:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Outstanding as of 12/31/2006	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable as of 12/31/2006	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Vested or expected to vest as of 12/31/2006	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
1,251,688	4.0	$6.71	1,134,796	4.0	$6.16	1,247,786	4.0	$6.69

The aggregate intrinsic value of options outstanding, exercisable, vested or expected to vest at December 31, 2006 was $3,174,957, $3,173,493 and $3,174,957, respectively. This amount is before applicable income taxes and represents the closing stock price of the Company’s common stock at December 31, 2006 less the grant price, multiplied by the number of options that have a grant price that is less than the closing stock price. This amount represents the amount that would have been received by the optionees had these options been exercised on that date. During the years ended December 31, 2006, 2005, and 2004, the aggregate intrinsic value of options exercised was $493,047, $7,697,083, and $981,450, respectively.

The following is a summary of activity for restricted stock granted by the Company:

	Number of Shares	Grant Date Fair Value
Non-vested at January 1, 2006	—	$—
Granted	27,377	$11.14
Vested	—	$—
Cancelled	—	$—

Non-vested at December 31, 2006	27,377	$11.14

Other

In February 2004, the Company amended the 2001 Executive Compensation Plan so that it would be effective during 2004. This plan offered key employees of the Company incentive awards in the form of cash payments and/or stock option grants based upon the Company’s attainment of certain performance goals. For 2004, $210,000 in cash payments were recorded as operating expenses and 115,000 stock options were granted under the plan. No compensation expense was recorded in the accompanying financial statements for the stock options granted under the plan.

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

In February 2006, the Company approved two incentive plans for 2006, the Management Incentive Plan (2006) (the “2006 Management Plan”) and the Quarterly & Annual Incentive Plan for Non-Officer Employees (2006) (the “2006 Non-Officer Employees Plan”). The principal purpose of each of the plans is to provide incentives to meet or exceed certain Company goals for 2006. Both plans provide for cash and equity awards. All equity awards, if any, will be made pursuant to the Company’s 1997 Omnibus Stock Plan (as amended). The specific criteria used to determine whether any eligible participant will receive an award include the Company’s net sales and net income and, for participants under the 2006 Management Plan and for certain director level employees under the 2006 Non-Officer Employee Plan, other key objectives as set by the Company. During 2006, $83,205 in cash payments were recorded as operating expense and 200 stock options were granted under the plans.

In February 2007, the Company approved two incentive plans for 2007, the Management Incentive Plan (2007) (the “2007 Management Plan”) and the Quarterly & Annual Incentive Plan for Non-Officer Employees (2007) (the “2007 Non-Officer Employees Plan”). The principal purpose and operative provisions are substantially similar to the terms of the 2006 Management Plan and the 2006 Non-Officer Employees Plan discussed in the paragraph above.

10. Income Taxes

The Company accounts for income taxes under the liability method. Under the liability method, deferred income taxes are recognized for the income tax consequences of “temporary differences” by applying enacted statutory income tax rates applicable to future years to differences between the financial statement carrying amounts and the income tax bases of existing assets and liabilities.

The components of income tax expense are the following.

	Year Ended December 31,
	2006	2005	2004
Current
Federal	$1,568,023	$2,638,747	$378,747
State	10,223	152,271	25,190

	1,578,246	2,791,018	403,937

Deferred
Federal	2,120,961	749,340	876,411
State	365,999	218,557	283,908

	2,486,960	967,897	1,160,319

	$4,065,206	$3,758,915	$1,564,256

Significant components of the Company’s deferred income tax assets and liabilities are as follows:

	December 31,
	2006	2005
Current
Reserves and accruals	$355,883	$250,869
Deferred inter-company profit	227,439	349,796

Total Short-Term	583,322	600,665

Long-Term
Federal and state net operating loss (“NOL”) carryforwards	198,000	2,002,000
Hong Kong and China NOL carryforwards	864,000	694,000
Benefit of research tax credits	—	665,000
Alternative minimum tax credit	—	227,000
Share-based compensation	540,000	456,000
Depreciation	(51,379)	(70,581)
Valuation allowance	(864,000)	(817,181)

Total long term	686,621	3,156,238

Total deferred income tax assets, net	$1,269,943	$3,756,903

A reconciliation between expected income taxes, computed at the statutory federal income tax rate (34%) applied to pretax accounting income, and the income taxes included in the statements of operations for each of the three years ended December 31, 2006 follows:

	2006	2005	2004
Anticipated income tax expense at the statutory federal rate	$3,458,000	$3,275,000	$1,080,000
State income tax expense, net of federal tax effect	248,000	244,000	193,000
Effect of foreign operations	131,000	140,000	131,000
Research tax credits	—	—	(249,000)
Apportionment of state income tax	2,000	(97,000)	—
Increase in contingent liability	123,181	—	—
Other	56,206	15,915	31,075
Increase in valuation allowance	46,819	181,000	378,181

Income tax expense	$4,065,206	$3,758,915	$1,564,256

During 2005, the Company completed a detailed review of its activities in certain states. As a result, the Company began to apportion income among certain state tax jurisdictions. During the year ended December 31, 2005, the Company recognized an income tax benefit of $97,000 due to the change in apportionment.

After a detailed review in 2004 of the Company’s research activities, the amount of the research credits expected to be realized was increased in 2004. The increase in the valuation allowance during 2006, 2005, and 2004 is primarily due to the establishment of reserves for the income tax benefit of losses in Hong Kong and China. Valuation allowances have been established for the income tax benefits of the losses incurred in Hong Kong and China as it is uncertain if sufficient future taxable income will be generated in these countries to offset the existing losses. A portion ($123,181) of the increase in the valuation allowance during 2004 was due to certain of the research credits claimed in the Company’s income tax returns that are not expected to be realized. During 2006, this portion of the research credits was reclassed to a contingent liability as the research and development credits have now been fully used on the Company’s income tax returns.

At December 31, 2006, the Company has a North Carolina Tax NOL carryforward of approximately $4.4 million, expiring through 2015, which can be offset against future state taxable income. The Company expects to fully utilize this NOL before any of it expires.

As of December 31, 2006, there was approximately $4.1 million in NOL carryforwards in Hong Kong. In accordance with the Hong Kong tax code these amounts can be carried forward indefinitely to offset future taxable income in Hong Kong. As of December 31, 2006, there was approximately $451,000 in NOL carryforwards in China. In accordance with the China tax code these amounts can be carried forward 5 years to offset future taxable income in China. The NOL carryforwards begin expiring in 2008. Due to the uncertainty of generating sufficient future taxable income in Hong Kong and China to utilize these NOLs, the Company established a valuation allowance against this deferred income tax asset.

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

The Company also maintains other operating leases in Hong Kong and China which expire at various dates from March 2007 to October 2008.

The future minimum lease payments of the Company are as follows: $232,000 in 2007, $169,000 in 2008, $157,000 in 2009, $160,000 in 2010 and $95,000 in 2011, totaling $813,000. Rental expense incurred for operating leases for 2006, 2005 and 2004 was approximately $309,000, $305,000 and $290,000, respectively.

Purchase Commitments

On June 6, 1997, the Company entered into an Amended and Restated Exclusive Supply Agreement (“Exclusive Supply Agreement”) with Cree, Inc. (“Cree”). The Exclusive Supply Agreement had an initial term of ten years that was extended in 2005 to July 2015. In connection with the Exclusive Supply Agreement, the Company has committed to purchase a minimum of 50% (by dollar volume) of its requirements for SiC crystals from Cree. If the Company’s orders require Cree to expand beyond specified production levels, the Company must commit to purchase certain minimum quantities. In December 2006, the Company agreed with Cree on a framework for purchases for 2007. For each quarter during calendar year 2007, the Company has committed to purchase approximately $3,200,000 of usable material. Although the amount of usable material to be purchased by the Company is expected to remain constant each quarter, the Company’s cost per quarter for the usable material may be less than $3,200,000 depending upon the quality of the usable material provided by Cree during that quarter.

During 2006, 2005, and 2004, the Company made purchases from Cree of approximately $14.6 million, $11.5 million, and $6.0 million, respectively, for SiC materials.

In February 2005, we entered into an Exclusive Supply Agreement with Norstel AB (formerly Jesperator AB) for the supply of SiC crystals for use in the manufacturing of moissanite jewels. In March 2007, we signed an amended agreement with Norstel AB that extended the term to December 31, 2009. Under the terms of the amended contract, our remaining minimum commitment under the agreement is $7.8 million, of which approximately $465,000 will be expensed as research and development. In addition, we have advanced $400,000 towards the purchase of certain equipment. This advance is scheduled to be repaid starting January 2007 through a 20% reduction on the invoice for subsequent purchases of SiC crystals.

Effective October 1, 2007, we will receive a 35% reduction on the invoice for subsequent purchases of SiC crystals until the advance is repaid. The minimum purchase commitment during 2007 is $1,600,000, of which approximately $275,000 will be expensed as research and development. The agreement provides us with an option to extend the term of the agreement for a four-year period.

In November 2005 the Company entered into an Exclusive Supply Agreement with Intrinsic Semiconductor, Inc. for the supply of SiC for use in the manufacturing of moissanite jewels. The initial term of the contract was for two years and included minimum purchase commitments of usable materials of approximately $2.2 million, subject to Intrinsic Semiconductor, Inc. meeting minimum quality standards. The agreement gave the Company the exclusive right to purchase silicon carbide from Intrinsic Semiconductor, Inc. for the purpose of fabricating, distributing or selling faceted jewels. On June 26, 2006, Cree announced that it has signed a definitive agreement to acquire Intrinsic Semiconductor, Inc. In October 2006, our agreement with Intrinsic was terminated.

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

12. Selected Quarterly Data (Unaudited)

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
Year Ended December 31, 2006

Net sales	$8,016,833	$8,513,270	$12,101,651	$12,080,331
Gross profit	5,907,090	6,386,830	8,334,415	9,288,526
Net income	1,524,247	1,095,796	2,226,431	1,258,861
Basic net income per share (1)	0.08	0.06	0.12	0.07
Diluted net income per share	0.08	0.06	0.12	0.07

Year Ended December 31, 2005

Net sales	$11,218,765	$9,305,774	$11,347,066	$11,672,485
Gross profit	6,952,006	6,079,890	7,657,810	8,390,974
Net income	2,011,948	740,181	2,238,280	884,258
Basic net income per share (1)	0.11	0.04	0.12	0.05
Diluted net income per share (1)	0.11	0.04	0.12	0.05

(1)	The sum of the quarterly numbers do not equal the amount reported on the Statement of Operations due to rounding.

Share and per share data for all periods presented reflect the effect of the 5% stock dividend distributed on July 15, 2005, and the one share for every four shares owned stock split, effected in the form of a 25% stock dividend distributed on January 30, 2006.

Schedule II

Charles & Colvard, Ltd. And Subsidiary

Valuation and Qualifying Accounts

Year ended December 31	Balance at Beginning of Period	Additions Charged to Costs and Expenses		Collections of Accounts Previously Written Off	Deductions/ Write Offs		Balance at End of Period
Allowance for Doubtful Accounts
2006	$120,000	$78,990	(1)	$—	$3,990		$195,000
2005	$100,000	$31,673	(1)	$—	$11,673		$120,000
2004	$130,000	$4,681	(1)	$—	$34,681		$100,000

Reserve for Excess Jewelry Inventory
2006	$95,000	$—		$—	$55,000	(2)	$40,000
2005	$100,000	$—		$—	$5,000	(2)	$95,000
2004	$130,000	$—		$—	$30,000	(2)	$100,000

Allowance for Returns
2006	$105,000	$160,000	(3)	$—	$—		$265,000
2005	$220,000	$—		$—	$115,000	(4)	$105,000
2004	$80,000	$140,000	(3)	$—	$—		$220,000

Lower of Cost or Market Inventory Reserve
2006	$400,000	$—		$—	$—		$400,000
2005	$400,000	$—		$—	$—		$400,000
2004	$400,000	$—		$—	$—		$400,000

(1)	Charged against General and Administrative expenses.
(2)	Adjustments to reserve to reflect effect of sales of jewelry during the period.
(3)	Charged against sales.
(4)	Adjustments to allowance; credit to sales.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(i) Disclosure Controls and Procedures

As of December 31, 2006, the Company’s Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that information that the Company is required to disclose in its Exchange Act reports was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Chief Executive Officer and Chief Financial Officer also concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

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

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.

Management conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management determined that the Company’s system of internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(b) Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Charles & Colvard, Ltd.

Morrisville, North Carolina

We have audited management’s assessment, included in the accompanying management’s annual report on internal control over financial reporting, that Charles & Colvard, Ltd. and subsidiary (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated March 9, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No.123R, Share-Based Payment, effective January 1, 2006.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina

March 9, 2007

(c) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Item 14.	Principal Accounting Fees and Services

The information called for in items 10 through 14 is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2006.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) and (2) Financial statements and financial statement schedule:

The financial statements, financial statement schedule, and report of independent registered public accounting firm are filed as part of this report on Form 10-K under Item 8, “Financial Statements and Supplementary Data.”

(a)(3) Exhibits:

The Exhibit Index commencing on page 59 of this Annual Report on Form 10-K lists the exhibits that are filed as part of this report.

(b) Exhibits

See Exhibit Index

(c) Separate Financial Statements and Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Charles & Colvard, Ltd.

By:	/s/ Robert S. Thomas	Date:	3/9/07
Robert S. Thomas, President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Robert S. Thomas	Date:	3/9/07
Robert S. Thomas President & Chief Executive Officer (Principal executive officer)

By:	/s/ James R. Braun	Date:	3/9/07
James R. Braun Vice President of Finance & Chief Financial Officer (Principal financial and accounting officer)

By:	/s/ Lisa A. Gavales	Date:	3/9/07
Lisa A. Gavales Director

By:	/s/ Laura C. Kendall	Date:	3/9/07
Laura C. Kendall
Director

By:	/s/ Lynn L. Lane	Date:	3/9/07
Lynn L. Lane Director

By:	/s/ Frederick A. Russ	Date:	3/9/07
Frederick A. Russ Director

By:	/s/ Geraldine L. Sedlar	Date:	3/9/07
Geraldine L. Sedlar Director

By:	/s/ George A. Thornton, III	Date:	3/9/07
George A. Thornton, III Director

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Articles of Incorporation of Charles & Colvard, Ltd. which is hereby incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Charles & Colvard for the year ended December 31, 2004.

3.2	Amended and Restated Bylaws of C3, Inc., which hereby is incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1/A of C3, Inc. filed on November 5, 1997 (File No. 333-36809).

4.1	Specimen Certificate of common stock which is hereby incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K of C3, Inc. for the fiscal year ended December 31, 1998.

4.3	Rights Agreement, dated as of February 22, 1999, by and between C3, Inc. and First Union National Bank as Rights Agent, including the Form of Rights Certificate as Exhibit A which is hereby incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K of C3, Inc. for the fiscal year ended December 31, 1998.

10.11	Amended and Restated Exclusive Supply Agreement, dated June 6, 1997, between Cree Research, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333-36809).*

10.13	Letter Agreement, dated July 14, 1997, between Cree Research, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333-36809).*

10.14	Letter Agreement, dated January 31, 1996, between Cree Research, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333-36809).*

10.15	1996 Stock Option Plan of C3, Inc. (as amended October 27, 1997) which is hereby incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1/A of C3, Inc. filed on November 5, 1997 (File No. 333-36809).+

10.16	1997 Omnibus Stock Plan of C3, Inc. which is hereby incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333- 36809).+

10.20	Agreement, dated September 24, 1997, between John M. Bachman, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 of C3, Inc. (File No. 333-36809).*

10.22	1997 Declaration of Amendment to 1997 Omnibus Stock Plan of C3, Inc. which is hereby incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 of C3, Inc. (File No. 333-43613).+

10.25	Amended and Restated Development Agreement, dated July 1, 1998 between Cree Research, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q of C3, Inc. for the quarter ended June 30, 1998.*

10.28	First Amendment to Agreement, dated March 23, 1998, between John M. Bachman, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q of C3, Inc. for the quarter ended September 30, 1998.*

10.29	Second Amendment to Agreement, dated September 28, 1998 between John M. Bachman, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.29 to the Quarterly Report on Form 10-Q of C3, Inc. for the quarter ended September 30, 1998.*

10.30	1998 Declaration of Amendment to 1996 Stock Option Plan of C3, Inc. which is hereby incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K of C3, Inc. for the fiscal year ended December 31, 1998. +

10.31	1998 Declaration of Amendment to 1997 Omnibus Stock Plan of C3, Inc., which is hereby incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K of C3, Inc. for the fiscal year ended December 31, 1998. +

10.32	Employment Agreement, dated March 1, 1999, between Robert Thomas and C3, Inc., which is hereby incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K of C3, Inc. for the fiscal year ended December 31, 1998. +

10.35	Licensing Agreement, dated October 10, 1998, between C. Eric Hunter and C3, Inc., which is hereby incorporated by reference to Exhibit 10.35 to the Quarterly Report on Form 10-Q of C3, Inc. for the quarter ended March 31, 1999. *

10.36	Third Amendment to Agreement, dated June 16, 1999, between John M. Bachman, Inc. and C3, Inc., which is hereby incorporated by reference to Exhibit 10.36 to the Quarterly Report on Form 10-Q of C3, Inc. for the quarter ended June 30, 1999. *

10.37	Fourth Amendment to Agreement, dated October 5, 1999, between John M. Bachman, Inc. and C3, Inc., which is hereby incorporated by reference to Exhibit 10.37 to the Quarterly Report on Form 10-Q of C3, Inc. for the quarter ended September 30, 1999. *

10.43	2000 Declaration of Amendment to 1996 Stock Option Plan of C3, Inc. which is hereby incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K of Charles & Colvard, Ltd. for the year ended December 31, 2000.+

10.44	2000 Declaration of Amendment to 1997 Omnibus Stock Plan of C3, Inc. which is hereby incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K of Charles & Colvard, Ltd. for the year ended December 31, 2000.+

10.46	Fifth Amendment to Agreement, dated December 29, 2000, between John M. Bachman, Inc. and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.46 to the Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. for the quarter ended March 31, 2001.*

10.47	Charles & Colvard, Ltd. Fiscal Year 2001 Executive Compensation Plan which is hereby incorporated by reference to Exhibit 10.47 to the Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. for the quarter ended June 30, 2001.+

10.48	Employment Agreement, effective as of June 4, 2001, by and between James R. Braun, CFO and Charles & Colvard, Ltd. which is hereby incorporated by reference to Exhibit 10.48 to the Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. for the quarter ended June 30, 2001.+

10.51	Manufacturing Agreement, dated April 2, 2002, by and between JewelNet Corporation d/b/a K&G Creations and Charles & Colvard, Ltd. which is hereby incorporated by reference to Exhibit 10.51 to the Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. for the quarter ended March 31, 2002.*

10.52	Sixth Amendment to Agreement, dated April 9, 2002, between John M. Bachman, Inc. and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.52 to the Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. for the quarter ended March 31, 2002.*

10.53	Executive Compensation Plan for Fiscal Year 2001 as Amended on May 20, 2002, which is hereby incorporated by reference to Exhibit 10.53 to the Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. for the quarter ended June 30, 2002.+

10.56	Salary Continuation Agreement dated October 1, 2002 between Dennis Reed, Vice President of Sales, and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.56 to the Annual Report on Form 10-K of Charles & Colvard for the year ended December 31, 2002. +

10.57	Executive Compensation Plan for Fiscal Year 2001, as Amended and Restated on February 13, 2003., which is hereby incorporated by reference to Exhibit 10.57 to the Annual Report on Form 10-K of Charles & Colvard, Ltd. for the year ended December 31, 2002. +

10.58	Amendment to Severance and Consulting Agreement dated as of May 31, 2003 between Charles & Colvard, Ltd. and Jeff N. Hunter, filed together with the Severance and Consulting Agreement dated as of May 15, 2000 between Charles & Colvard, Ltd. and Jeff N. Hunter, which is hereby incorporated by reference to Exhibit 10.58 to the Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. for the quarter ended June 30, 2003.+

10.59	Executive Compensation Plan for Fiscal Year 2001, as Amended and Restated on February 16, 2004, which is hereby incorporated by reference to Exhibit 10.59 to the Annual Report on Form 10-K of Charles & Colvard, Ltd. for the year ended December 31, 2003. +

10.60	Letter Agreement, dated December 18, 2003, between Stuller, Inc. and Charles & Colvard, Ltd, which is hereby incorporated by reference to Exhibit 10.60 to the Annual Report on Form 10-K of Charles & Colvard, Ltd. for the year ended December 31, 2003. *

10.61	Letter Agreement, dated December 14, 2003, between Cree, Inc. and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.61 to the Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. for the quarter ended March 31, 2004.*

10.62	Lease Agreement, dated March 26, 2004, between Duke Realty Limited Partnership and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.62 to the Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. for the quarter ended March 31, 2004.

10.63	Employment Agreement, dated August 1, 2004, between Dennis Reed, Vice President of Sales and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.63 to the Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. for the quarter ended June 30, 2004.+

10.64	Manufacturing Agreement, dated August 12, 2004, between Reeves Park, Inc. and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.64 to the Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. for the quarter ended September 30, 2004.

10.65	Security Agreement, dated August 15, 2004, between Reeves Park, Inc. and Charles & Colvard, Ltd, which is hereby incorporated by reference to Exhibit 10.65 to the Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. for the quarter ended September 30, 2004.

10.66	Consignment Agreement, dated August 16, 2004, between Reeves Park, Inc. and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.66 to the Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. for the quarter ended September 30, 2004.*

10.67	Amendment to Manufacturing Agreement, dated November 8, 2004, between Reeves Park and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.67 to the Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. for the quarter ended September 30, 2004.

10.68	First Amendment to Security Agreement, dated November 8, 2004, between Reeves Park and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.68 to the Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. for the quarter ended September 30, 2004.

10.69	Notice of Extension of Amended and Restated Exclusive Supply Agreement, dated January 6, 2005, from Charles & Colvard, Ltd. to Cree, Inc., which is hereby incorporated by reference to Exhibit 10.69 to Form 8-K, filed with the SEC on January 7, 2005.

10.70	Letter Agreement, dated January 20, 2005, between Stuller, Inc. and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.70 to Form 8-K, filed with the SEC on January 24, 2005.*

10.71	Letter Agreement, dated February 9, 2005, between Cree, Inc. and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.71 to Form 8-K, filed with the SEC on February 11, 2005.*

10.72	Exclusive Supply Agreement, dated February 14, 2005, between Norstel AB (formerly Jesperator AB) and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.72 to Form 8-K, filed with the SEC on February 17, 2005.*

10.73	Letter Agreement, executed February 21, 2005 and dated as of February 9, 2005, between the Bell Group d/b/a Rio Grande and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.73 to Form 8-K, filed with the SEC on February 23, 2005.*

10.74	Seventh Amendment to Agreement, dated March 7, 2005, between John M. Bachman, Inc. and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.74 to Form 8-K/A, filed with the SEC on March 10, 2005.*

10.75	1997 Omnibus Stock Plan of Charles & Colvard, Ltd. as Amended and Restated through March 9, 2005, which is hereby incorporated by reference to Exhibit 10.75 to Form 8-K, filed with the SEC on March 15, 2005. +

10.76	Form of Employee Incentive Stock Option Agreement, which is hereby incorporated by reference to Exhibit 10.76 to Form 8-K filed with the SEC on March 15, 2005. +

10.77	Form of Director Nonqualified Stock Option Agreement, which is hereby incorporated by reference to Exhibit 10.77 to Form 8-K filed with the SEC on March 15, 2005. +

10.78	Form of Employee Nonqualified Stock Option Agreement, which is hereby incorporated by reference to Exhibit 10.78 to Form 8-K filed with the SEC on March 15, 2005. +

10.79	Form of Independent Contractor Nonqualified Stock Option Agreement, which is hereby incorporated by reference to Exhibit 10.79 to Form 8-K filed with the SEC on March 15, 2005. +

10.80	Form of Restricted Stock Award Agreement, which is hereby incorporated by reference to Exhibit 10.80 to Form 8-K filed with the SEC on March 15, 2005. +

10.81	First Amendment to Charles & Colvard Created Moissanite Consignment Agreement, dated March 31, 2005, between Reeves Park, Inc. and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.81 to Form 8-K, filed with the SEC on April 5, 2005.

10.82	Management Incentive Plan (2005), which is hereby incorporated by reference to Exhibit 10.82 to Form 8-K, filed with the SEC on April 13, 2005. +

10.83	Quarterly & Annual Incentive Plan for Non-Officer Employees (2005), which is hereby incorporated by reference to Exhibit 10.83 to Form 8-K, filed with the SEC on April 13, 2005. +

10.84	Salary Continuation Agreement, dated April 22, 2005, between Barbara L. Mooty, Vice President of Brand Development and Industry Relations, and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.84 to Form 8-K, filed with the SEC on April 25, 2005.+

10.85	Eighth Amendment to Agreement, dated May 18, 2005, between John M. Bachman Inc. and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.85 to Form 8-K, filed with the SEC on May 20, 2005. *

10.86	Letter Agreement, dated February 14, 2006, between Cree, Inc. and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.86 to Form 8-K filed with the SEC on February 17, 2006. *

10.87	Management Incentive Plan (2006), which is hereby incorporated by reference to Exhibit 10.87 to Form 8-K, filed with the SEC on February 21, 2006. +

10.88	Quarterly & Annual Incentive Plan for Non-Officer Employees (2006), which is hereby incorporated by reference to Exhibit 10.88 to Form 8-K, filed with the SEC on February 21, 2006. +

10.89	Director Compensation Structure, effective May 22, 2006, which is hereby incorporated by reference to Exhibit 10.89 to Form 8-K, filed with the SEC on February 21, 2006. +

10.90	Ninth Amendment to Agreement, dated March 2, 2006, between John M. Bachman, Inc. and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.90 to Form 8-K, filed with the SEC on March 8, 2006.*

10.91	Letter Agreement, effective May 8, 2006, between Stuller, Inc. and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.91 to Form 8-K, filed with the SEC on May 12, 2006.*

10.92	Part-Time Employment Agreement, effective as of May 31, 2006, by and between Earl R. Hines and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.92 on Form 8-K, filed with the SEC on May 26, 2006.+

10.93	Retention and Incentive Option, effective May 22, 2006, between Dennis Reed and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.93 to Form 8-K, filed with the SEC on May 26, 2006.+

10.94	Letter Agreement, effective October 2, 2006, between Samuel Aaron International, Inc. and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.94 to Form 8-K, filed with the SEC on October 6, 2006.*

10.95	Licensing Agreement, dated October 2, 2006, between Samuel Aaron International, Inc. and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.95 to Form 8-K, filed with the SEC on October 6, 2006.*

10.96	Letter Agreement, effective December 25, 2006, between Cree, Inc. and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.96 to Form 8-K, filed with the SEC on January 4, 2007.*

10.97	Management Incentive Plan (2007), which is hereby incorporated by reference to Exhibit 10.97 to Form 8-K, filed with the SEC on February 20, 2007.+

10.98	Quarterly and Annual Incentive Plan for Non-Officer Employees (2007), which is hereby incorporated by reference to Exhibit 10.98 to Form 8-K, filed with the SEC on February 20, 2007.+

21.1	Schedules of Subsidiaries

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The registrant has requested that certain portions of this exhibit be given confidential treatment.
+	Denotes a management contract or compensatory plan or arrangement.

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-23329.