Form 10-Q
period 2007-03-31
CHARLES & COLVARD LTD
filed 2007-05-04
CIK 1015155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

OR

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

Yes  ☐    No  ☒

As of April 30, 2007 there were 18,041,495 shares outstanding of the registrant's Common Stock, no par value per share.

Charles & Colvard, Ltd. and Subsidiary

Index

Part I. Financial Information

Item 1.	Financial Statements

Condensed Consolidated Statements of Operations – Three Months Ended March 31, 2007 and 2006

Condensed Consolidated Balance Sheets – March 31, 2007 and December 31, 2006

Condensed Consolidated Statements of Cash Flows –Three Months Ended March 31, 2007 and 2006

Notes to Condensed Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II. Other Information

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Item 6.	Exhibits

Signatures

Exhibit Index

Part I. FINANCIAL INFORMATION

Item 1:	Financial Statements

Charles & Colvard, Ltd. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Net sales	$5,780,666	$8,016,833
Cost of goods sold	1,349,620	2,109,743

Gross profit	4,431,046	5,907,090

Operating expenses:
Marketing and sales	2,676,167	2,520,791
General and administrative	1,151,957	1,030,685
Research and development	15,638	20,596

Total operating expenses	3,843,762	3,572,072

Operating income	587,284	2,335,018

Interest income	171,628	205,022

Income before income taxes	758,912	2,540,040

Income tax expense	419,628	1,015,793

Net income	$339,284	$1,524,247

Net income per share (Note 11):
Basic	$0.02	$0.08

Diluted	$0.02	$0.08

Weighted-average common shares:
Basic	17,986,533	18,311,753

Diluted	18,309,814	18,923,677

Share and per share data for all periods presented reflect the one share for every four shares owned stock split, effected in the form of a 25% stock dividend, distributed on January 30, 2006.

See Notes to Condensed Consolidated Financial Statements.

Charles & Colvard, Ltd. and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2007	December 31, 2006
Assets
Current Assets:
Cash and equivalents	$15,312,854	$13,762,786
Accounts receivable (Note 3)	7,991,061	14,320,672
Interest receivable	29,480	16,381
Notes receivable	394,713	376,030
Inventory (Note 4)	20,926,200	20,677,215
Inventory on consignment (Note 5)	2,174,593	2,023,542
Prepaid expenses	620,773	783,989
Deferred income taxes	601,037	583,322

Total current assets	48,050,711	52,543,937

Long Term Assets
Notes Receivable	—	23,970
Inventory (Note 4)	14,750,546	11,808,140
Furniture and equipment, net	638,107	651,134
Patent and license rights, net	301,604	288,171
Deferred income taxes	1,005,371	686,621

Total long term assets	16,695,628	13,458,036

Total Assets	$64,746,339	$66,001,973

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable:
Cree, Inc.	$1,393,854	$1,598,956
Other	1,045,597	2,870,752
Income taxes payable	328,321	413,387
Accrued payroll	258,827	322,383
Accrued co-op advertising	743,650	1,275,041
Accrued expenses and other liabilities	502,604	244,539

Total current liabilities	4,272,853	6,725,058

Long Term Liabilities (Note 12)	954,933	—

Total liabilities	5,227,786	6,725,058

Commitments and contingencies (Note 7)

Shareholders’ Equity
Common stock, no par value	52,682,326	52,494,309
Additional paid-in capital—stock options	5,923,819	5,807,879
Accumulated other comprehensive loss - foreign currency translation	(457)	(457)
Retained Earnings	912,865	975,184

Total shareholders’ equity	59,518,553	59,276,915

Total liabilities and shareholders’ equity	$64,746,339	$66,001,973

See Notes to Condensed Consolidated Financial Statements.

Charles & Colvard, Ltd. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Operating Activities:
Net income	$339,284	$1,524,247
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	45,192	53,050
Share-based compensation	135,520	(20,393)
Loss on disposal of furniture and equipment	18,238	—
Provision for deferred income taxes	11,375	932,417
Change in operating assets and liabilities:
Net change in assets	3,144,166	(1,565,927)
Net change in liabilities	(2,246,715)	(1,079,366)

Net cash provided by (used in) operating activities	1,447,060	(155,972)

Investing Activities:
Purchase of furniture and equipment	(41,937)	(75,209)
Patent and license rights costs	(21,899)	(1,750)
Other	—	28,956

Net cash used in investing activities	(63,836)	(48,003)

Financing Activities:
Stock options exercised	124,221	67,087
Payment of cash dividends	—	(24,280)
Excess tax benefits from share-based payment arrangements	42,623	83,133

Net cash provided by financing activities	166,844	125,940

Change in cash and equivalents	1,550,068	(78,035)

Cash and equivalents, beginning of period	13,762,786	21,003,551

Cash and equivalents, end of period	$15,312,854	$20,925,516

Supplemental Schedule of Cash Flow Data:
Cash paid for income taxes	$245,000	$9,000

Supplemental Non-Cash Investing Activity:
Reduction of Notes Receivable	$5,287	$—

See Notes to Condensed Consolidated Financial Statements.

Charles & Colvard, Ltd. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all normal recurring adjustments which are necessary for the fair presentation of the results of the interim periods presented. Interim results are not necessarily indicative of results for the year. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2006, as set forth in the Company's Form 10-K, filed with the Securities and Exchange Commission on March 9, 2007.

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

All of the Company’s activities are within a single business segment. The following tables present certain data by geographic area:

	Three Months Ended March 31,
Net Sales	2007	2006
United States	$4,574,707	$7,071,131
International	1,205,959	945,702

Total	$5,780,666	$8,016,833

Furniture and equipment, net	March 31, 2007	December 31, 2006
United States	$590,557	$596,873
International (All in Asia)	47,550	54,261

Total	$638,107	$651,134

Patent and license rights, net	March 31, 2007	December 31, 2006
United States	$110,495	$113,869
International	191,109	174,302

Total	$301,604	$288,171

2. Newly Adopted/Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which prescribed a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006 so the Company adopted FIN 48 as of January 1, 2007. The cumulative impact of applying the provisions of FIN 48 is an adjustment to the opening balance of retained earnings. See Note 12 “Income Taxes” in these notes to our consolidated financial statements for more information.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). This standard defines fair value, establishes a methodology for measuring fair value, and expands the required disclosure for fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. We do not expect the implementation of FAS 157 to have a material effect on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. FAS 159 will be effective for fiscal years that begin after November 15, 2007. We are currently assessing the impact FAS 159 will have on our consolidated financial statements.

3. Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash equivalents and trade receivables. The Company maintains cash and cash equivalents with high quality financial institutions and invests in low risk securities, primarily money market funds.

Trade receivables potentially subject the Company to credit risk. The Company’s standard payment terms are generally between 30 and 60 days for jewel distributors and generally between 60 to 90 days for jewelry manufacturers. In limited circumstances, the Company may extend terms of 120 days. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history and generally does not require collateral.

One customer accounted for 62% and 55% of the Company’s receivables at March 31, 2007 and December 31, 2006, respectively. This customer accounted for 24% of the Company’s sales during the three months ended March 31, 2007 compared to 43% of sales during the three months ended March 31, 2006. A second customer accounted for 10% and 21% of the Company’s receivables at March 31, 2007 and December 31, 2006, respectively. This customer accounted for 14% of the Company’s sales during the three months ended March 31, 2007 compared to 2% of sales during the three months ended March 31, 2006. A third customer accounted for 7% and 11% of the Company’s receivables at March 31, 2007 and December 31, 2006, respectively. This customer accounted for 13% of the Company’s sales during the three months ended March 31, 2007 compared to 29% of sales during the three months ended March 31, 2006. A fourth customer accounted for less than 5% of receivables at March 31, 2007 and December 31, 2006 and 14% and 7% of the Company’s sales during the three months ended March 31, 2007 and 2006, respectively.

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

The Company currently sells one grade of jewel. The grade is classified as “very good” and consists of near-colorless jewels that meet certain standards. Only “very good” jewels are valued in inventory. Jewels, including colored jewels, that have not met the Company’s quality standards are not valued in inventory. As market conditions change, including the influences of customer demand, there may be a market for a portion of this unvalued inventory that management may pursue in the future.

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

Finished goods are shown net of a reserve for excess jewelry inventory of $40,000 at March 31, 2007 and December 31, 2006. The Company does not actively market its jewelry inventory. Jewelry inventory value is determined as the amount we would obtain by melting the gold in the jewelry and putting the jewels back into loose stone inventory. In addition, finished goods are shown net of a lower of cost or market reserve of $400,000 at March 31, 2007 and December 31, 2006. This reserve was established to allow for the carat weight loss associated with the re-cutting of a portion of the finished goods inventory. There are certain jewels in inventory that may be re-cut to achieve higher quality standards. The need for adjustments to these reserves is evaluated on a period by period basis.

The Company’s inventories (excluding consignment inventory) consist of the following as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006

Raw materials	$3,624,147	$2,590,782
Work-in-process	10,257,506	13,102,777
Finished goods	21,795,093	16,791,796

Total inventory	$35,676,746	$32,485,355

There is $14,750,546 and $11,808,140 of inventory classified as long-term on the Company’s consolidated financial statements as of March 31, 2007 and December 31, 2006, respectively.

5. Inventory on Consignment

Periodically, the Company sells jewels to customers on “memo” terms. For shipments on “memo” terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. The Company does not recognize revenue on these transactions until the earlier of (1) the customer informing the Company that it will keep the jewels or (2) the expiration of the memo period. Jewels shipped to customers on “memo” are classified as inventory on consignment on the Company’s consolidated balance sheets. The $2,175,000 of inventory on consignment at March 31, 2007 represents potential revenue of $8,249,000 and potential gross profit of $6,074,000 based on the average cost per carat of inventory at March 31, 2007.

6. Common Stock

In March 2006, the Board of Directors authorized a repurchase program for up to 1,000,000 shares of the Company’s common stock. Repurchases were made in the open market at prevailing prices. This program expired in March 2007. There were 415,000 shares repurchased under the program at an average price of $9.78. All of these purchases occurred during the year ended December 31, 2006.

In April 2007, the Board of Directors authorized another repurchase program for up to 1,000,000 shares of the Company’s common stock. Repurchases can be made in the open market at prevailing prices or in privately negotiated transactions at prices at or below prevailing open market prices. This program expires in April 2008.

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

The Company also maintains other operating leases in Hong Kong and China that expire at various dates through October 2008.

The future minimum lease payments of the Company are as follows: $175,000 for the remainder of 2007, $174,000 in 2008, $157,000 in 2009, $160,000 in 2010, and $95,000 in 2011, totaling $761,000. Rental expense incurred for operating leases for the three ended March 31, 2007 and March 31, 2006 was $76,000 and $79,000, respectively.

Purchase Commitments

On June 6, 1997, the Company entered into an Amended and Restated Exclusive Supply Agreement with Cree, Inc. (“Cree”). The exclusive supply agreement had an initial term of ten years that was extended in 2005 to July 2015. In connection with the exclusive supply agreement, the Company has committed to purchase a minimum of 50% (by dollar volume) of its requirements for silicon carbide (SiC) crystals from Cree. If the Company’s orders require Cree to expand beyond specified production levels, the Company must commit to purchase certain minimum quantities. In December 2006, the Company agreed with Cree on a framework for purchases for 2007. The price per gram for purchases from Cree during 2007 is increasing by approximately 10% over what was paid per gram in 2006. For each quarter during 2007, the Company has committed to purchase approximately $3,200,000 of usable material. Although the amount of usable material to be purchased by the Company is expected to remain constant each quarter, the Company's cost per quarter for the usable material may be less than $3,200,000 depending upon the quality of the usable material provided by Cree during that quarter. During the three months ended March 31, 2007, the Company purchased from Cree approximately $3,250,000 of raw material.

In February 2005, we entered into an Exclusive Supply Agreement with Norstel AB (formerly Jesperator AB) for the supply of SiC crystals for use in the manufacturing of moissanite jewels. In March 2007, we signed an amended agreement with Norstel AB that extended the term to December 31, 2009. Under the terms of the amended contract, our remaining minimum commitment under the agreement is $7.8 million, of which approximately $465,000 will be expensed as research and development. In addition, we have advanced $400,000 towards the purchase of certain equipment. This advance began to be repaid in January 2007 through a 20% reduction on the invoice for purchases of SiC crystals. The balance on the advance as of March 31, 2007 was $394,713. Effective October 1, 2007, pursuant to the amended agreement with Norstel AB, we will receive a 35% reduction on the invoice for subsequent purchases of SiC crystals until the advance is repaid. The minimum purchase commitment during 2007 is $1,600,000, of which approximately $275,000 will be expensed as research and development. The agreement provides us with an option to extend the term of the agreement for a four-year period. Purchases from Norstel during the three months ended March 31, 2007 were approximately $25,000.

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

9. Dividends

On December 21, 2005, the Company declared a one share for every four shares owned stock split, effected in the form of a 25% stock dividend, distributed on January 30, 2006. Pursuant to this dividend, total cash of $24,280 and 3,658,999 shares of our common stock were distributed to shareholders. The stock dividend provided shareholders as of the record date with one share for every four shares owned and cash in lieu of fractional shares. All share and per share amounts for all periods presented in these financial statements reflect the effect of this stock split.

On April 18, 2006, the Company declared a $0.08 per share cash dividend distributed on June 15, 2006. Pursuant to this dividend, total cash of $1,456,080 was distributed to shareholders.

On April 24, 2007, the Company declared a $0.08 per share cash dividend to be distributed on June 15, 2007 to shareholders of record on May 31, 2007.

10. Share-Based Compensation

The following table summarizes the components of the Company’s share-based compensation included in net income:

	Three Months Ended March 31,
	2007	2006
Employee Stock Options	$57,273	$24,304
Consultant Stock Options	2,002	(62,573)
Restricted Stock Awards	76,245	17,876
Income Tax (Benefit) Expense	(40,211)	10,859

Total	$95,309	$(9,534)

In addition, $1,593 and $4,737 of share-based compensation were capitalized as a cost of inventory during the three months ended March 31, 2007 and 2006, respectively. A $62,573 reduction in previously recognized compensation cost on consultant stock options was recognized during the three months ended March 31, 2006 due to a reduction in the fair value of stock awards issued to consultants.

The following is a summary of activity for the Company's two stock option plans:

	1996 Option Plan		1997 Omnibus Plan
	Number Of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding, December 31, 2006	49,369	$3.51	1,202,319	$6.84
Granted	—	—	20,900	6.39
Exercised	19,568	3.37	16,048	3.63
Canceled	1,845	2.63	—	—

Outstanding, March 31, 2007	27,956	$3.67	1,207,171	$6.88

The following summarizes information about stock options at March 31, 2007:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Outstanding as of 3/31/2007	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable as of 3/31/2007	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Vested or Expected to Vest as of 3/31/2007	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
1,235,127	3.9	$6.81	1,098,658	3.8	$6.26	1,231,821	3.9	$6.79

The aggregate intrinsic value of options outstanding, exercisable, vested or expected to vest at March 31, 2007 was $1,787,073, $1,786,737 and $1,787,073, respectively. This amount is before applicable income taxes and represents the closing stock price of the Company’s common stock at March 31, 2007 less the grant price, multiplied by the number of options that have a grant price that is less than the closing stock price. This amount represents the amount that would have been received by the optionees had these options been exercised on that date. During the three months ended March 31, 2007, the aggregate intrinsic value of options exercised was $117,701.

The fair value of each option grant is estimated on the grant date using the Black-Scholes-Merton option pricing model. The valuations of options granted during the three months ended March 31, 2007 and 2006 were based on the following assumptions:

	Three Months Ended March 31
	2007	2006
Weighted-average grant date fair value	$4.20	$6.54
Weighted-average expected lives (in years)	5.94	4.07
Weighted-average risk-free interest rate	4.51%	4.58%
Dividend yield	0%	0%
Volatility factor	.704	.641

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

As of March 31, 2007, the unrecognized share-based compensation expense related to non-vested stock options is approximately $529,000, which is expected to be recognized over a weighted average period of approximately 24 months.

The following is a summary of activity for restricted stock granted by the Company:

	Number of Shares	Grant Date Fair Value
Non-vested at January 1, 2007	27,377	$11.14
Granted	—	$—
Vested	—	$—
Cancelled	—	$—

Non-vested at March 31, 2007	27,377	$11.14

In May 2006, the Company granted its non-employee board members an aggregate of 27,377 shares of restricted stock. The board members cannot sell these shares until their one-year term on the board expires on the date of the annual meeting in May 2007. The fair value of the restricted stock granted was $305,000 based on the closing market price of the Company’s common stock on May 19, 2006. These are the only restricted stock awards currently outstanding for the Company. As of March 31, 2007, unrecognized compensation expense related to non-vested restricted stock was $50,850, which will be amortized on a straight line basis through May 2007.

11. Net Income Per Share

Basic net income per share computations are based on the weighted-average common shares outstanding. Diluted net income per share computations include the dilutive effect, if any, of stock options using the treasury stock method. The following table reconciles the differences between the basic and diluted earnings per share presentations:

	Three Months Ended March 31,
	2007	2006
Numerator:
Net income	$339,284	$1,524,247

Denominator:
Weighted Average Shares Outstanding
Basic	17,986,533	18,311,753
Stock Options	323,281	611,924

Diluted	18,309,814	18,923,677

Net Income Per Share:
Basic	$0.02	$0.08

Diluted	$0.02	$0.08

For the three months ended March 31, 2007 and 2006, stock options to purchase approximately 562,000 and 12,000 shares, respectively, were excluded from the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares.

12. Income Taxes

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recorded a $401,603 reduction to the balance of retained earnings on January 1, 2007. Upon adoption, the liability for income taxes associated with uncertain tax positions at January 1, 2007 was $917,624. This liability can be reduced by $347,840 of offsetting tax benefits associated with the federal income tax benefit for state income taxes and timing differences. The net amount of $569,784, if recognized, would favorably affect the company’s effective tax rate. The liability for income taxes associated with uncertain tax positions is shown on our consolidated balance sheets as “Long term liabilities”.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of provision for income taxes. In conjunction with the adoption of FIN 48, the Company accrued $70,142 of interest and penalties at January 1, 2007. To the extent interest and penalties are not ultimately incurred with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

In all of the significant federal and state jurisdictions where it is required to file income tax returns, the Company has analyzed filing positions for all tax years where the statute is open. The only periods subject to examination by the major tax jurisdictions where the Company does business are the 2003 through 2006 tax years. The Company does not believe that the outcome of any examination will have a material impact on its financial statements.

Within the next 12 months, we expect $154,000 of our liability for uncertain tax positions related to a federal tax position to be settled through the filing of an accounting method change.

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

In October 2006, distribution of moissanite jewelry began in 208 stores of the 830-door department store chain, Kohl’s. During the first quarter of 2007, Kohl’s expanded their distribution into 71 additional stores and expects to add another 455 new stores in July 2007. We also began testing moissanite during 2006 at 22 Chicago locations of Sears, a 900-door department store chain, and we expect further expansion at 121 additional Sears doors in the second quarter of 2007. Also in 2006, the Home Shopping Network (HSN) aired 9 hours of moissanite jewelry shows during the second half of the year. During 2007, HSN has indicated their intent to increase the number of hours of moissanite jewelry shows to approximately 25.

Our goal for 2007 is to grow revenue while remaining profitable by increasing awareness and demand for our jewel, moissanite. Our sales and marketing efforts will include, but not be limited to, increasing moissanite awareness and desire for ownership at the consumer level, through consumer advertising, promotion, expanding public relations activities, continuous sales training for the retail sales associates, and individually tailored efforts for specific retailers.

Sales for the first quarter of 2007 were 28% less than sales achieved during the first quarter of 2006 primarily due to a lack of new distribution shipments, a reduction of television home shopping broadcast hours in the U.S. and the previously disclosed decision by Landau Stores to reduce the number of outlets offering moissanite jewelry. In addition, the weakness of moissanite jewelry sales at retailers (sell-thru rate) in the 2006 fourth quarter resulted in higher beginning first quarter inventory levels at each of our major manufacturing customers and their retail customers and this slowed our new orders during the first quarter. Net income was 78% less in the first quarter of 2007 versus the same period of 2006 due to the decrease in gross profit resulting from the decreased sales, as well as an 8% increase in operating expenses.

Results of Operations

The following table is intended to illustrate a tabular analysis of certain Condensed Consolidated Statement of Operations data as a percentage of sales for both periods presented. A detailed explanation of our results of operations follows this table:

	Three Months Ended March 31
	2007		2006
Sales	100%	$5,780,666	100%	$8,016,833
Gross profit	77%	4,431,046	74%	5,907,090
Marketing and sales expenses	46%	2,676,167	31%	2,520,791
General and administrative expenses	20%	1,151,957	13%	1,030,685
Operating income	10%	587,284	29%	2,335,018
Net income	6%	339,284	19%	1,524,247

Three Months ended March 31, 2007 compared with Three Months ended March 31, 2006

Net sales were $5,780,666 for the three months ended March 31, 2007 compared to $8,016,833 for the three months ended March 31, 2006, a decrease of $2,236,167 or 28%. Shipments of moissanite jewels, excluding consigned jewels, decreased 25% to approximately 35,000 carats from 47,000 carats. The average selling price per carat decreased by 2% due to a product mix in which a greater percentage of smaller size jewels, which have a lower price per carat, were sold. U.S. sales accounted for approximately 79% and 88% of sales during the three months ended March 31, 2007 and 2006, respectively.

U.S. net sales and carat shipments, excluding consigned jewels, decreased by 35% and 32%, respectively, for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. U.S. sales decreased primarily due to a lack of new distribution shipments, a reduction of television home shopping broadcast hours in the U.S. and the previously disclosed decision by Landau Stores to reduce the number of outlets offering moissanite jewelry. In addition, the weakness of moissanite jewelry sales at retailers in the 2006 fourth quarter resulted in higher beginning first quarter inventory levels at each of our major manufacturing customers and their retail customers and this slowed our new product orders during the first quarter. We did not have any material orders for new distribution during the three months ended March 31, 2007 compared to approximately $300,000 of orders for new distribution in the same period of 2006. Our home shopping broadcast hours are down due to reduced hours at ShopNBC and the closing of ShopAtHome during 2006. Our four largest customers during the three months ended March 31, 2007, Reeves Park, Samuel Aaron International (“SAI”), Stuller and K&G Creations, accounted for 24%, 14%, 14% and 13%, respectively, of our sales during the period as compared to 43%, 2%, 7% and 29%, respectively, for the same period of 2006. We expect that we will remain dependent on our ability and that of our largest manufacturing customers to maintain and enhance their retail programs. While we believe our current relationships with these customers and retailers are good, a loss of any of these customer or retailer relationships could have a material adverse effect on our results of operations.

International net sales and carat shipments increased by 28% and 33%, respectively, for the three months ended March 31, 2007 as compared to the same period of 2006. International sales increased primarily due to increased sales to Thailand, United Kingdom, and Italy, partially offset by lower sales to Indonesia. A portion of our increased international sales is due to jewels sold internationally that will be re-imported to North American retailers.

Our gross profit margin was 76.7% for the three months ended March 31, 2007 compared to 73.7% for the three months ended March 31, 2006. The increased gross profit margin percentage was primarily caused by lower production costs in the first-in, first-out accounting period relieved from inventory in the three months ended March 31, 2007 compared to the production costs for the related inventories sold in the three months ended March 31, 2006, partially offset by a 2% decrease in the average selling price per carat. Future gross profit margins will fluctuate based upon the costs being relieved from inventory under our first-in, first-out accounting policy and our average selling price per carat. Depending on the sizes shipped in any specific period and with possible fluctuations quarter to quarter, we expect that our annual gross profit margin percentage going forward will fall in a range between 65% and 75%.

Marketing and sales expenses were $2,676,167 for the three months ended March 31, 2007 compared to $2,520,791 for the three months ended March 31, 2006, an increase of $155,376 or 6%. As a percentage of sales, these expenses increased to 46% from 31% in the same period of 2006. The primary reasons for the increase in expenses were $186,000 of increased compensation costs, $112,000 of increased advertising expenses, partially offset by $63,000 of reduced costs for market research. The Company’s direct advertising costs increased by $358,000 primarily due to increased retailer support in the form of point of purchase materials and print advertising. This increase was partially offset by $246,000 of decreased co-op advertising expense. Our co-op advertising program reimburses a portion of our customers’ marketing costs based on the amount of their purchases from us, and is subject to the customer providing us documentation of all advertising copy that includes the Company’s products. The Company expects total marketing and sales expenses in 2007 to be higher than the total marketing and sales expenses incurred during 2006. While we are trying to manage our total sales and marketing expense for the year to approximate the same percentage of sales achieved in 2006, it is subject to the level of revenue achieved in 2007.

General and administrative expenses were $1,151,957 for the three months ended March 31, 2007 compared to $1,030,685 for the three months ended March 31, 2006, an increase of $121,272 or 12%. As a percentage of sales these expenses increased to 20% from 13% in the same period of 2006. The increase in expenses is primarily due to $86,000 of increased legal fees and $76,000 of costs associated with the May 2006 grant of restricted stock to the non-employee members of our Board of Directors. The increased legal fees are primarily due to development of the 2007 Stock Incentive Plan and compliance with the new SEC executive compensation rules and regulations and related disclosure requirements.

Interest income was $171,628 for the three months ended March 31, 2007 compared to $205,022 for the three months ended March 31, 2006, a decrease of $33,394 or 16%. This decrease resulted from lower cash balances, partially offset by a higher interest rate earned on our cash balances.

Our effective income tax rate for the three months ended March 31, 2007 was 55% compared to 40% for the three months ended March 31, 2006. Our statutory tax rate is 38.5% and consists of the Federal income tax rate of 34% and the North Carolina state income tax rate of 4.5%, net of the federal benefit. Our effective income tax rate is higher than our statutory rate primarily due to our inability to currently recognize an income tax benefit for our operating losses in Hong Kong and China. We cannot recognize the income tax benefit of our losses in Hong Kong and China due to the uncertainty of generating sufficient future taxable income in these tax jurisdictions to offset the existing losses. Our effective income tax rate is higher than the same period in 2006 primarily due to higher operating losses in Hong Kong and China as a percentage of U.S. pretax income. In addition, under the provisions of FIN 48 (adopted by the company on January 1, 2007), the company recorded $29,000 of additional income tax during the three months ended March 31, 2007. This charge increased the 2007 effective tax rate by 4%.

Liquidity and Capital Resources

At March 31, 2007, we had approximately $15.3 million of cash and cash equivalents and $43.8 million of working capital as compared to $13.8 million of cash and cash equivalents and $45.8 million of working capital at December 31, 2006. As further described below, cash and cash equivalents increased during the three months ended March 31, 2007 primarily as a result of $1.4 million of cash provided by operations.

Cash and inventory account for 80% of our current assets. Our principal sources of liquidity are cash on hand and cash generated by operations. During the three months ended March 31, 2007, $1,447,060 of cash was provided by operations primarily as a result of a $6,329,611 decrease in accounts receivable, partially offset by a $3,342,442 increase in inventory and a $2,030,257 decrease in accounts payable.

We purchased $3.3 million of raw material during the three months ended March 31, 2007 and are building inventory to prepare for anticipated future sales growth. Management considers its investment in inventory essential to be able to meet the orders of its expanding customer base and to fulfill requests from our customers for consigned inventory. It is management’s opinion that inventory turnover should increase due to forecasted sales increases, thereby not requiring a significant additional investment in working capital. Management expects to reduce its 2007 raw material purchases from the amount purchased in 2006. The Company’s raw material inventories of silicon carbide crystals are purchased under exclusive supply agreements with a limited number of suppliers. Because the supply agreements restrict the sale of these crystals to only the Company, the suppliers negotiate minimum purchase commitments with the Company that may result in periodic levels of raw and in-process inventories that are higher than the Company might otherwise maintain. These agreements coupled with lower than expected sales resulted in $14.8 million of our inventories being classified as long-term assets at March 31, 2007.

Income tax payments for the three months ended March 31, 2007 were $245,000. During the year ended December 31, 2006, we fully utilized our U.S. Net Operating Loss (“NOL”) carryforward. As a result, in 2006 we began making federal income tax payments for the tax year ended December 31, 2006. As of March 31, 2007, our federal income tax liability was $328,321. Prior to 2006, federal income tax payments were limited to alternative minimum tax payments. Depending on our levels of income in future periods, our cash flow from operations will be negatively impacted by increased tax payments over prior periods. As of December 31, 2006, we had a North Carolina NOL carryforward of approximately $4.4 million, which expires between 2012 and 2015.

Periodically, the Company sells jewels to customers on “memo” terms. For shipments on “memo” terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. The Company does not recognize revenue on these transactions until the earlier of (1) the customer informing the Company that they will keep the jewels or (2) the expiration of the memo period. Any jewels shipped to our customers on “memo” terms are classified as inventory on consignment on the Company’s consolidated balance sheets. The $2,175,000 of inventory on consignment at March 31, 2007 represents potential revenue of approximately $8,249,000 and potential gross profit of approximately $6,074,000 based on the average cost per carat of inventory at March 31, 2007.

On June 6, 1997, the Company entered into an Amended and Restated Exclusive Supply Agreement with Cree. The exclusive supply agreement had an initial term of ten years that was extended in January 2005 to July 2015. In connection with the exclusive supply agreement, the Company has committed to purchase a minimum of 50% (by dollar volume) of its requirements for SiC crystals from Cree. If the Company’s orders require Cree to expand beyond specified production levels, the Company must commit to purchase certain minimum quantities. In December 2006, we agreed with Cree on a framework for purchases for 2007. Our price per gram for purchases from Cree during 2007 is increasing by approximately 10% over what we paid per gram in 2006 and for each quarter during calendar year 2007, the Company has committed to purchase approximately $3,200,000 of usable material. Although the amount of usable material to be purchased by the Company is expected to remain constant each quarter, the Company's cost per quarter for the usable material may be less than $3,200,000 depending upon the quality of the usable material provided by Cree during that quarter. We purchased approximately $3,250,000 of raw material from Cree during the three months ended March 31, 2007.

In February 2005, we entered into an Exclusive Supply Agreement with Norstel AB (formerly Jesperator AB) for the supply of SiC crystals for use in the manufacturing of moissanite jewels. In March 2007, we signed an amended agreement with Norstel AB that extended the term to December 31, 2009. Under the terms of the amended contract, our remaining minimum commitment under the agreement is $7.8 million, of which approximately $465,000 will be expensed as research and development. In addition, we have advanced $400,000 towards the purchase of certain equipment. This advance began to be repaid in January 2007 through a 20% reduction on the invoice for subsequent purchases of SiC crystals. The balance on the advance as of March 31, 2007 was $394,713. Effective October 1, 2007, pursuant to the amended agreement with Norstel AB, we will receive a 35% reduction on the invoice for subsequent purchases of SiC crystals until the advance is repaid. The minimum purchase commitment during 2007 is $1,600,000, of which approximately $275,000 will be expensed as research and development. The agreement provides us with an option to extend the term of the agreement for a four year period. Purchases from Norstel during the three months ended March 31, 2007 were approximately $25,000.

On April 24, 2007, the Company declared a $0.08 per share cash dividend to be distributed on June 15, 2007 to shareholders of record on May 31, 2007. The Company expects to review the dividend policy on an annual basis and payment of future dividends will be dependent on the facts and circumstances at the time of that review.

In March 2006, the Board of Directors authorized a repurchase program for up to 1,000,000 shares of the Company’s common stock. This program expired in March 2007. There were 415,000 shares repurchased under the program at an average price of $9.78. All of these purchases occurred during the year ended December 31, 2006.

In April 2007, the Board of Directors authorized another repurchase program for up to 1,000,000 shares of the Company’s common stock. Repurchases can be made in the open market at prevailing prices or in privately negotiated transactions at prices at or below prevailing open market prices. This program expires in April 2008.

Based on our cash and cash equivalents and other working capital, management believes that our existing capital resources are adequate to satisfy our capital requirements for at least the next 12 months and management does not believe that we will need additional sources of capital for the foreseeable future.

Newly Adopted Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which prescribed a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006 so the Company adopted FIN 48 as of January 1, 2007. The cumulative impact of applying the provisions of FIN 48 is an adjustment to the opening balance of retained earnings. See Note 12 “Income Taxes” in the notes to our consolidated financial statements for more information.

Newly Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). This standard defines fair value, establishes a methodology for measuring fair value, and expands the required disclosure for fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. We do not expect the implementation of FAS 157 to have a material effect on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115 (“FAS No. 159”). FAS No. 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. FAS No. 159 will be effective for fiscal years that begin after November 15, 2007. We are currently assessing the impact FAS No. 159 will have on our consolidated financial statements.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates has not changed significantly from our disclosure in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 4:	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of March 31, 2007, the Company’s Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that the information that the Company is required to disclose in its Exchange Act reports was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Chief Executive Officer and Chief Financial Officer also concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings

On October 4, 2006, the Company received an English translation of an action filed on June 9, 2006 in the South Korean Intellectual Property Office by MC Lab Corporation. MC Lab Corporation is seeking invalidation of the Company's current South Korean patent on the basis of an alleged lack of inventiveness as compared to certain prior art. Management believes that the South Korean patent was properly issued and the Company will vigorously defend the action. A decision is currently not expected before May of 2007. The Company does not presently have material sales in South Korea and the decision will not be legally binding in any other jurisdiction.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Charles & Colvard did not make any purchases of its common stock during the three months ended March 31, 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly-Announced Plan	Maximum Number of Shares That May Yet be Purchased Under the Plan (1)
Jan 1, 2007 – Jan 31, 2007	—	—	—	585,000
Feb 1, 2007 – Feb 28, 2007	—	—	—	585,000
Mar 1, 2007 – Mar 31, 2007	—	—	—	585,000	(2)

Total	—	—	—	0

(1)	On March 27, 2006, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s common stock through open market or privately negotiated transactions at prices at or below prevailing prices. This plan expired on March 27, 2007.
(2)	Through March 27, 2007, on which date the repurchase plan expired in accordance with its terms and the number of shares that could yet be purchased under the plan was reduced to zero.

Item 6:	Exhibits

Exhibit No.	Description

10.97	Management Incentive Plan (2007), incorporated by reference to Exhibit 10.97 to Form 8-K, filed with the SEC on February 20, 2007. +

10.98	Quarterly and Annual Incentive Plan for Non-Officer Employees (2007), incorporated by reference to Exhibit 10.98 to Form 8-K, filed with the SEC on February 20, 2007. +

10.99	Amendment to Exclusive Supply Agreement, dated March 7, 2007, between Norstel AB and Charles & Colvard, Ltd., incorporated by reference to Exhibit 10.99 to Form 8-K, filed with the SEC on March 13, 2007. *

10.100	Employment Agreement, effective March 19, 2007, between Carl Mielke, Senior Vice President of Sales and Charles & Colvard, Ltd. +

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.
+	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Charles & Colvard, Ltd.

Date: May 3, 2007	/s/ Robert S. Thomas
Robert S. Thomas
Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2007	/s/ James R. Braun
James R. Braun
Vice President of Finance & Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

EXHIBIT INDEX

10.97	Management Incentive Plan (2007), incorporated by reference to Exhibit 10.97 to Form 8-K, filed with the SEC on February 20, 2007. +

10.98	Quarterly and Annual Incentive Plan for Non-Officer Employees (2007), incorporated by reference to Exhibit 10.98 to Form 8-K, filed with the SEC on February 20, 2007. +

10.99	Amendment to Exclusive Supply Agreement, dated March 7, 2007, between Norstel AB and Charles & Colvard, Ltd., incorporated by reference to Exhibit 10.99 to Form 8-K, filed with the SEC on March 13, 2007. *

10.100	Employment Agreement, effective March 19, 2007, between Carl Mielke, Senior Vice President of Sales and Charles & Colvard, Ltd. +

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.
+	Denotes a management contract or compensatory plan or arrangement.