Form 10-Q
period 2007-06-30
CHARLES & COLVARD LTD
filed 2007-08-06
CIK 1015155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

As of July 31, 2007, there were 18,106,526 shares outstanding of the registrant’s Common Stock, no par value per share.

Charles & Colvard, Ltd. and Subsidiary

Part I. FINANCIAL INFORMATION

Item 1:	Financial Statements

Charles & Colvard, Ltd. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$7,582,133	$8,513,270	$13,362,799	$16,530,103
Cost of goods sold	2,084,015	2,126,440	3,433,635	4,236,183

Gross profit	5,498,118	6,386,830	9,929,164	12,293,920

Operating expenses:
Marketing and sales	3,459,249	3,594,676	6,135,416	6,115,467
General and administrative	1,136,953	1,104,411	2,288,910	2,135,096
Research and development	13,234	15,562	28,872	36,158

Total operating expenses	4,609,436	4,714,649	8,453,198	8,286,721

Operating income	888,682	1,672,181	1,475,966	4,007,199

Interest income	153,188	203,506	324,816	408,528

Income before income taxes	1,041,870	1,875,687	1,800,782	4,415,727

Income tax expense	512,892	779,891	932,520	1,795,684

Net income	$528,978	$1,095,796	$868,262	$2,620,043

Net income per share (Note 11):
Basic	$0.03	$0.06	$0.05	$0.14

Diluted	$0.03	$0.06	$0.05	$0.14

Weighted-average common shares:
Basic	18,061,603	18,208,441	18,024,275	18,259,811

Diluted	18,289,008	18,728,997	18,291,466	18,829,721

Share and per share data for all periods presented reflect the one share for every four shares owned stock split, effected in the form of a 25% stock dividend, distributed on January 30, 2006.

See Notes to Condensed Consolidated Financial Statements.

Charles & Colvard, Ltd. and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2007	December 31, 2006
Assets
Current Assets:
Cash and equivalents	$9,598,577	$13,762,786
Accounts receivable (Note 3)	10,489,766	14,320,672
Interest receivable	12,618	16,381
Notes receivable	391,020	376,030
Inventory (Note 4)	20,212,000	20,677,215
Inventory on consignment (Note 5)	1,904,568	2,023,542
Prepaid expenses	645,021	783,989
Deferred income taxes	581,163	583,322

Total current assets	43,834,733	52,543,937

Long Term Assets
Notes receivable	—	23,970
Inventory (Note 4)	18,113,858	11,808,140
Furniture and equipment, net	660,172	651,134
Patent and license rights, net	300,816	288,171
Deferred income taxes	982,968	686,621

Total long term assets	20,057,814	13,458,036

Total assets	$63,892,547	$66,001,973

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable:
Cree, Inc.	$1,272,701	$1,598,956
Other	1,146,364	2,870,752
Income taxes payable	—	413,387
Accrued payroll	258,263	322,383
Accrued co-op advertising	812,653	1,275,041
Accrued expenses and other liabilities	527,118	244,539

Total current liabilities	4,017,099	6,725,058

Long Term Liabilities (Note 12)	1,012,903	—

Total liabilities	5,030,002	6,725,058

Commitments and contingencies (Note 7)

Shareholders’ Equity (Notes 6 & 9)
Common stock, no par value	52,910,075	52,494,309
Additional paid-in capital—stock options	5,952,927	5,807,879
Accumulated other comprehensive loss—foreign currency translation	(457)	(457)
Retained earnings	—	975,184

Total shareholders’ equity	58,862,545	59,276,915

Total liabilities and shareholders’ equity	$63,892,547	$66,001,973

See Notes to Condensed Consolidated Financial Statements.

Charles & Colvard, Ltd. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Operating Activities:
Net income	$868,262	$2,620,043
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	95,332	98,370
Share-based compensation	274,775	47,900
Loss on disposal of furniture and equipment	18,238	—
Provision for deferred income taxes	53,652	1,607,879
Change in operating assets and liabilities:
Net change in assets	(1,735,925)	(4,810,511)
Net change in liabilities	(2,444,499)	(781,659)

Net cash used in operating activities	(2,870,165)	(1,217,978)

Investing Activities:
Purchase of furniture and equipment	(105,413)	(135,029)
Patent and license rights costs	(29,840)	(9,945)

Net cash used in investing activities	(135,253)	(144,974)

Financing Activities:
Stock options exercised	230,964	200,983
Payment of cash dividends	(1,448,424)	(1,480,360)
Excess tax benefits from share-based payment arrangements	58,669	127,562
Purchase of common stock	—	(2,854,325)

Net cash used in financing activities	(1,158,791)	(4,006,140)

Change in cash and equivalents	(4,164,209)	(5,369,092)

Cash and equivalents, beginning of period	13,762,786	21,003,551

Cash and equivalents, end of period	$9,598,577	$15,634,459

Supplemental Schedule of Cash Flow Data:
Cash paid for income taxes	$1,045,000	$69,000

Supplemental Non-Cash Investing Activity:
Reduction of Notes Receivable	$8,980	$58,984

See Notes to Condensed Consolidated Financial Statements.

Charles & Colvard, Ltd. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all normal recurring adjustments which are necessary for the fair presentation of the results of the interim periods presented. Interim results are not necessarily indicative of results for the year. These financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2006, as set forth in the Company’s Form 10-K, filed with the Securities and Exchange Commission on March 9, 2007.

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

All of the Company’s activities are within a single business segment. The following tables present certain data by geographic area:

	Three Months Ended June 30,
Net Sales	2007	2006
United States	$6,344,607	$7,169,695
International	1,237,526	1,343,575

Total	$7,582,133	$8,513,270

	Six Months Ended June 30,
Net Sales	2007	2006
United States	$10,919,314	$14,240,825
International	2,443,485	2,289,278

Total	$13,362,799	$16,530,103

Furniture and equipment, net	June 30, 2007	December 31, 2006
United States	$614,798	$596,873
International (All in Asia)	45,374	54,261

Total	$660,172	$651,134

Patent and license rights, net	June 30, 2007	December 31, 2006
United States	$107,121	$113,869
International	193,695	174,302

Total	$300,816	$288,171

2. Newly Adopted/Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which prescribed a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the de-recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006 so the Company adopted FIN 48 as of January 1, 2007. The cumulative impact of applying the provisions of FIN 48 is an adjustment to the opening balance of retained earnings. See Note 12 “Income Taxes” in these notes to our consolidated financial statements for more information.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. FAS 159 will be effective for fiscal years that begin after November 15, 2007. We do not expect the implementation of FAS 159 to have a material effect on our consolidated financial statements.

3. Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash equivalents and trade receivables. The Company maintains cash and cash equivalents with high quality financial institutions and invests in low risk securities, primarily money market funds.

Trade receivables potentially subject the Company to credit risk. The Company’s standard payment terms are generally between 30 and 60 days for jewel distributors and generally between 60 to 90 days for jewelry manufacturers. In limited circumstances, the Company may extend terms longer than 90 days. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history.

One customer accounted for 49% and 55% of the Company’s receivables at June 30, 2007 and December 31, 2006, respectively. This customer accounted for 15% and 19% of the Company’s sales during the three and six months ended June 30, 2007 compared to 41% and 42% of sales during the three and six months ended June 30, 2006. A second customer accounted for 26% and 21% of the Company’s receivables at June 30, 2007 and December 31, 2006, respectively. This customer accounted for 35% and 26% of the Company’s sales during the three and six months ended June 30, 2007 compared to 4% and 3% of sales during the three and six months ended June 30, 2006. A third customer accounted for 6% and 11% of the Company’s receivables at June 30, 2007 and December 31, 2006, respectively. This customer accounted for 11% and 12% of the Company’s sales during the three and six months ended June 30, 2007 compared to 28% of sales during each of the three and six months ended June 30, 2006.

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

Finished goods are shown net of a reserve for excess jewelry inventory of $40,000 at June 30, 2007 and December 31, 2006. The Company does not actively market its jewelry inventory. Jewelry inventory value is determined as the amount we would obtain by melting the gold in the jewelry and putting the jewels back into loose stone inventory. In addition, finished goods are shown net of a lower of cost or market reserve of $400,000 at June 30, 2007 and December 31, 2006. This reserve was established to allow for the carat weight loss associated with the re-cutting of a portion of the finished goods inventory. There are certain jewels in inventory that may be re-cut to achieve higher quality standards. The need for adjustments to these reserves is evaluated on a period by period basis.

The Company’s inventories (excluding consignment inventory) consist of the following as of June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
Raw materials	$4,793,763	$2,590,782
Work-in-process	9,600,645	13,102,777
Finished goods	23,931,450	16,791,796

Total inventory	$38,325,858	$32,485,355

There is $18,113,858 and $11,808,140 of inventory classified as long-term on the Company’s consolidated financial statements as of June 30, 2007 and December 31, 2006, respectively.

5. Inventory on Consignment

Periodically, the Company sells jewels to customers on “memo” terms. For shipments on “memo” terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. The Company does not recognize revenue on these transactions until the earlier of (1) the customer informing the Company that it will keep the jewels or (2) the expiration of the memo period. Jewels shipped to customers on “memo” are classified as inventory on consignment on the Company’s consolidated balance sheets. The $1,905,000 of inventory on consignment at June 30, 2007 represents potential revenue of $6,942,000 and potential gross profit of $5,037,000 based on the average cost per carat of inventory at June 30, 2007.

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

In April 2007, the Board of Directors authorized another repurchase program for up to 1,000,000 shares of the Company’s common stock. Repurchases can be made in the open market at prevailing prices or in privately negotiated transactions at prices at or below prevailing open market prices. This program expires in April 2008. There were no shares repurchased under this program during the three months ended June 30, 2007.

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

The future minimum lease payments of the Company are as follows: $117,000 for the remainder of 2007, $174,000 in 2008, $157,000 in 2009, $160,000 in 2010, and $95,000 in 2011, totaling $703,000. Rental expense incurred for operating leases for the three and six months ended June 30, 2007 was $55,000 and $131,000, respectively. For the three and six months ended June 30, 2006, such expense was $78,000 and $156,000, respectively.

Purchase Commitments

On June 6, 1997, the Company entered into an Amended and Restated Exclusive Supply Agreement with Cree, Inc. (“Cree”). The exclusive supply agreement had an initial term of ten years that was extended in 2005 to July 2015. In connection with the exclusive supply agreement, the Company has committed to purchase a minimum of 50% (by dollar volume) of its requirements for silicon carbide (SiC) crystals from Cree. If the Company’s orders require Cree to expand beyond specified production levels, the Company must commit to purchase certain minimum quantities. In December 2006, the Company agreed with Cree on a framework for purchases for 2007. The price per gram for purchases from Cree during 2007 is increasing by approximately 10% over what was paid per gram in 2006. For each quarter during 2007, the Company has committed to purchase approximately $3,200,000 of usable material. Although the amount of usable material to be purchased by the Company is expected to remain constant each quarter in 2007, the Company’s cost per quarter for the usable material may be less than $3,200,000 depending upon the quality of the usable material provided by Cree during that quarter. During the three and six months ended June 30, 2007, the Company purchased from Cree approximately $3,200,000 and $6,400,000 of raw material, respectively.

In February 2005, the Company entered into an Exclusive Supply Agreement with Norstel AB (formerly Jesperator AB) for the supply of SiC crystals for use in the manufacturing of moissanite jewels. In March 2007, the Company signed an amended agreement with Norstel AB that extended the term to December 31, 2009. Under the terms of the amended contract, the Company’s minimum commitment for 2007 through 2009 under the agreement is $7.8 million, of which approximately $465,000 will be expensed as research and development. In addition, the Company advanced $400,000 towards the purchase of certain equipment. This advance began to be repaid in January 2007 through a 20% reduction on the invoice for purchases of SiC crystals. The balance on the advance as of June 30, 2007 was $391,020. Effective October 1, 2007, pursuant to the amended agreement with Norstel AB, the Company will receive a 35% reduction on the invoice for subsequent purchases of SiC crystals until the advance is repaid. The minimum purchase commitment during 2007 is $1,600,000, of which approximately $275,000 will be expensed as research and development. The agreement provides the Company with an option to extend the term of the agreement for a four-year period. Purchases from Norstel during the three and six months ended June 30, 2007 were approximately $20,000 and $45,000, respectively.

Contingencies

The Company has agreed with a jewelry manufacturer to purchase all unsold items of a specific moissanite test program at a retailer. The Company will only purchase the jewelry if the manufacturer is unable to sell the jewelry through other retail outlets after a set period of time. The jewels involved in this test distribution are on consignment to the manufacturer. If all of the jewelry is not sold, it is estimated that the maximum amount for which the Company would be obligated is approximately $260,000 for the gold and labor portion of the jewelry.

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

On April 18, 2006, the Company declared a $0.08 per share cash dividend distributed on June 15, 2006. Pursuant to this dividend, total cash of $1,456,080 was distributed to shareholders. Due to the Company’s accumulated deficit, the dividend was charged against common stock.

On April 24, 2007, the Company declared a $0.08 per share cash dividend distributed on June 15, 2007. Pursuant to this dividend, total cash of $1,448,424 was distributed to shareholders resulting in a decrease of $1,441,843 in retained earnings and a $6,581 decrease in common stock.

10. Share-Based Compensation

The following table summarizes the components of the Company’s share-based compensation included in net income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Employee Stock Options	$63,623	$56,659	$120,896	$85,058
Consultant Stock Options	(634)	—	1,368	(62,573)
Restricted Stock Awards	76,266	7,539	152,511	25,415
Income Tax Benefit	(39,399)	(14,772)	(79,610)	(4,635)

Total	$99,856	$49,426	$195,165	$43,265

In addition, $1,394 and $2,987 of share-based compensation was capitalized as a cost of inventory during the three and six months ended June 30, 2007, respectively. There was $1,952 and $2,594 of share-based compensation capitalized as a cost of inventory during the three and six months ended June 30, 2006, respectively.

The following is a summary of activity for the Company’s two stock option plans:

	1996 Option Plan		1997 Omnibus Plan
	Number Of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding, December 31, 2006	49,369	$3.51	1,202,319	$6.84
Granted	—	—	21,500	6.40
Exercised	47,524	3.54	17,273	3.62
Canceled	1,845	2.63	10,572	4.36

Outstanding, June 30, 2007	—	—	1,195,974	6.91

The following summarizes information about stock options at June 30, 2007:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Outstanding as of 6/30/2007	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable as of 6/30/2007	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Vested or Expected to Vest as of 6/30/2007	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
1,195,974	3.8	$6.91	1,059,143	3.7	$6.35	1,191,389	3.8	$6.89

The aggregate intrinsic value of options outstanding, exercisable, vested or expected to vest at June 30, 2007 was $1,085,372. This amount is before applicable income taxes and represents the closing stock price of the Company’s common stock at June 30, 2007 less the grant price, multiplied by the number of options that have a grant price that is less than the closing stock price. This amount represents the amount that would have been received by the optionees had these options been exercised on that date. This value is the same for options outstanding, exercisable, vested or expected to vest due to all unvested options having an exercise price higher than the closing price on June 30, 2007. During the six months ended June 30, 2007, the aggregate intrinsic value of options exercised was $162,011.

The fair value of each option grant is estimated on the grant date using the Black-Scholes-Merton option pricing model. The valuations of options granted during the three and six months ended June 30, 2007 and 2006 were based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted-average grant date fair value	$2.93	$7.08	$4.15	$6.54
Weighted-average expected lives (in years)	4.00	6.00	5.88	4.09
Weighted-average risk-free interest rate	4.73%	4.96%	4.52%	4.58%
Dividend yield	0%	0%	0%	0%
Volatility factor	.678	.871	.704	.642

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

As of June 30, 2007, the unrecognized share-based compensation expense related to non-vested stock options is approximately $460,000, which is expected to be recognized over a weighted average period of approximately 21 months.

The following is a summary of activity for restricted stock granted by the Company:

	Number of Shares	Grant Date Fair Value
Non-vested at January 1, 2007	27,377	$11.14
Granted	63,806	4.78
Vested	27,377	11.14
Cancelled	—	—

Non-vested at June 30, 2007	63,806	4.78

In May 2006, the Company granted its non-employee board members an aggregate of 27,377 shares of restricted stock. The fair value of the restricted stock granted was $305,000 based on the closing market price of the Company’s common stock on May 19, 2006. These shares vested on May 21, 2007 after the one-year term on the board expired.

In May 2007, the Company granted its non-employee board members an aggregate of 63,806 shares of restricted stock. The board members cannot sell these shares until their one-year term on the board expires on the date of the annual meeting in May 2008. The fair value of the restricted stock granted was $305,000 based on the closing market price of the Company’s common stock on May 21, 2007. These are the only restricted stock awards currently outstanding for the Company. As of June 30, 2007, unrecognized compensation expense related to non-vested restricted stock was $279,584 which will be amortized on a straight line basis through May 2008.

11. Net Income Per Share

Basic net income per share computations are based on the weighted-average common shares outstanding. Diluted net income per share computations include the dilutive effect, if any, of stock options using the treasury stock method. The following table reconciles the differences between the basic and diluted earnings per share presentations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator:
Net income	$528,978	$1,095,796	$868,262	$2,620,043

Denominator:
Weighted Average Shares Outstanding
Basic	18,061,603	18,208,441	18,024,275	18,259,811
Stock Options	227,405	520,556	267,171	569,910

Diluted	18,289,008	18,728,997	18,291,446	18,829,721

Net Income Per Share:
Basic	$0.03	$0.06	$0.05	$0.14

Diluted	$0.03	$0.06	$0.05	$0.14

For the three and six months ended June 30, 2007, stock options to purchase approximately 745,000 and 713,000 shares, respectively, were excluded from the computation of diluted net income per share because the options’ exercise prices were greater than the average market price of the common shares. For the three and six months ended June 30, 2006, stock options to purchase approximately 363,000 and 195,000 shares, respectively, were excluded from the computation of diluted net income per share because the options’ exercise prices were greater than the average market price of the common shares.

12. Income Taxes

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recorded a $401,603 reduction to the balance of retained earnings on January 1, 2007. Upon adoption, the liability for income taxes associated with uncertain tax positions at January 1, 2007 was $917,624. This liability can be reduced by $347,840 of offsetting tax benefits associated with the federal income tax benefit for state income taxes and timing differences. The net amount of $569,784, if recognized, would favorably affect the Company’s effective tax rate. The liability for income taxes associated with uncertain tax positions is shown on our consolidated balance sheets as “Long term liabilities”.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of the provision for income taxes. In conjunction with the adoption of FIN 48, the Company accrued $70,142 of interest and penalties at January 1, 2007. To the extent interest and penalties are not ultimately incurred with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

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

Within the next 12 months, the Company expects $154,000 of its liability for uncertain tax positions related to a federal tax position to be settled through the filing of an accounting method change.

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

Sales for the first six months of 2007 were 19% less than sales achieved during the first six months of 2006 primarily due to a weak overall jewelry retail environment and high inventory levels at two of our manufacturing customers and their retail customers. The weak jewelry market over the past year has resulted in slower than planned sell thru at the retail stores, resulting in an unplanned inventory build for both the retailers and our direct customers, the jewelry manufacturers. As a result of this inventory build, we have experienced lower replenishment orders than we expected. In addition, during the initial distribution at certain retailers in 2005 and 2006, large stocking orders were placed that established the inventory levels at the retail locations. Sell thru rates have not supported both the size of the assortment offered and the styles selected for the jewelry. The situation requires the jewelry manufacturer involved to allow the retailer to rebalance their inventories to more reasonable levels and more saleable styles. The manufacturer will typically rework the jewelry, reusing the components, as they build what they believe will be more sellable styles. This is a common practice in the jewelry industry. The combination of the factors discussed above resulted in our direct customers placing fewer orders for new moissanite jewels than the comparable period last year.

Concerning the new distribution opportunities for our company during 2007, it now appears that the anticipated additional distribution at Sears will not occur in 2007. We have been advised that the tests at approximately 150 Sears locations where moissanite jewelry is currently available will continue at least through the end of the year to give Sears more time to judge the sales results at the existing locations before making a decision about additional distribution.

We do expect to see the continued expansion of our category at Kohl’s during the second half of 2007 to a total of approximately 835 retail locations at year end. This is up from the Kohl’s distribution at 287 retail locations as of the end of the second quarter. That distribution is expected to be wholly supported by our customer, Samuel Aaron International (“SAI”). Other new distribution scheduled for the second half of the year includes 22 new Belk’s locations, an expansion of the program at AFFES to 78 total outlets, and 25 new Zale Outlet locations.

Given the enhanced visibility to the inventory issues confronting certain current moissanite manufacturers and retailers, and the unlikely prospect of additional distribution at Sears for the remainder of the year, we do not expect to meet our earlier stated goal of increasing total annual net sales in 2007 over 2006 sales. Sales are expected to trend stronger in the second half compared to the first half with a larger percentage in the fourth quarter as retailers accelerate their rollout for the holiday season and the total moissanite door count continues to build.

Results of Operations

The following table is intended to illustrate a tabular analysis of certain Condensed Consolidated Statement of Operations data as a percentage of sales for both periods presented. A detailed explanation of our results of operations follows this table:

	Three Months Ended June 30,
	2007		2006
Sales	100%	$7,582,133	100%	$8,513,270
Gross profit	73%	5,498,118	75%	6,386,830
Marketing and sales expenses	46%	3,459,249	42%	3,594,676
General and administrative expenses	15%	1,136,953	13%	1,104,411
Operating income	12%	888,682	20%	1,672,181
Net income	7%	528,978	13%	1,095,796

	Six Months Ended June 30,
	2007		2006
Sales	100%	$13,362,799	100%	$16,530,103
Gross profit	74%	9,929,164	74%	12,293,920
Marketing and sales expenses	46%	6,135,416	37%	6,115,467
General and administrative expenses	17%	2,288,910	13%	2,135,096
Operating income	11%	1,475,966	24%	4,007,199
Net income	6%	868,262	16%	2,620,043

Three Months ended June 30, 2007 compared with Three Months ended June 30, 2006

Net sales were $7,582,133 for the three months ended June 30, 2007 compared to $8,513,270 for the three months ended June 30, 2006, a decrease of $931,137 or 11%. Shipments of moissanite jewels, excluding consigned jewels, decreased 9% to approximately 46,800 carats from 51,100 carats. The average selling price per carat decreased by 3% due to a product mix in which a greater percentage of smaller size jewels, which have a lower price per carat, were sold. U.S. sales accounted for 84% of sales during each of the three months ended June 30, 2007 and 2006.

U.S. net sales and carat shipments, excluding consigned jewels, decreased by 12% and 7%, respectively, for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. U.S. sales decreased primarily due to a weak overall jewelry retail environment and high inventory levels at two of our manufacturing customers and their retail customers. Our four largest customers during the three months ended June 30, 2007, SAI , Reeves Park, K&G Creations, and Stuller accounted for 35%, 15%, 11% and 9%, respectively, of our sales during the period as compared to 4%, 41%, 28% and 5%, respectively, for the same period of 2006. We expect that we will remain dependent on our ability and that of our largest customers to maintain and enhance their retail programs. While we believe our current relationships with these customers and retailers are good, a loss of any of these customer or retailer relationships could have a material adverse effect on our results of operations.

International net sales and carat shipments decreased by 8% and 15%, respectively, for the three months ended June 30, 2007 as compared to the same period of 2006. International sales decreased primarily due to decreased sales to Canada, partially offset by increased sales to Thailand and Taiwan. A portion of our international sales is due to jewels sold internationally that will be re-imported to North American retailers.

Our gross profit margin was 72.5% for the three months ended June 30, 2007 compared to 75.0% for the three months ended June 30, 2006. The decreased gross profit margin percentage was primarily caused by higher production costs in the first-in, first-out accounting period relieved from inventory in the three months ended June 30, 2007 compared to the production costs for the related inventories sold in the three months ended June 30, 2006. Future gross profit margins will fluctuate based upon the costs being relieved from inventory under our first-in, first-out accounting policy and our average selling price per carat. Depending on the sizes shipped in any specific period and with possible fluctuations quarter to quarter, we expect that our annual gross profit margin percentage going forward will fall in a range between 65% and 75%.

Marketing and sales expenses were $3,459,249 for the three months ended June 30, 2007 compared to $3,594,676 for the three months ended June 30, 2006, a decrease of $135,427 or 4%. As a percentage of sales, these expenses increased to 46% from 42% in the same period of 2006. The primary reasons for the decrease in expenses were $430,000 of decreased advertising expenses, partially offset by $155,000 of increased compensation costs and $94,000 of market research fees incurred during 2007. The Company intends to manage total marketing and sales expenses for 2007 to be approximately 43% to 48% of total net sales.

General and administrative expenses were $1,136,953 for the three months ended June 30, 2007 compared to $1,104,411 for the three months ended June 30, 2006, an increase of $32,542 or 3%. As a percentage of sales these expenses increased to 15% from 13% in the same period of 2006. The increase in expenses is primarily due to $69,000 of increased legal fees and $51,000 of incremental stock compensation costs. These increases, along with other general increases in general and administrative expenses were partially offset by $200,000 of one-time compensation costs recorded during the three months ended June 30, 2006 associated with the change in status of Earl Hines, Senior Vice President of Manufacturing, from a full-time to a part-time employee. The increased legal fees are primarily associated with the 2007 Stock Incentive Plan and compliance with the new SEC executive compensation rules and regulations and related proxy disclosure requirements. The incremental stock compensation costs were associated with the grants of restricted stock to the non-employee members of our Board of Directors. We began making annual grants of restricted stock to our Board of Directors in May 2006, resulting in less compensation recorded in 2006 than 2007 (1.5 months of expense in 2006 vs 3 months in 2007) even though the grant date value of the annual grants has remained the same.

Interest income was $153,188 for the three months ended June 30, 2007 compared to $203,506 for the three months ended June 30, 2006, a decrease of $50,318 or 25%. This decrease resulted from lower cash balances, partially offset by a higher interest rate earned on our cash balances.

Our effective income tax rate for the three months ended June 30, 2007 was 49% compared to 42% for the three months ended June 30, 2006. Our statutory tax rate is 38.5% and consists of the Federal income tax rate of 34% and the North Carolina state income tax rate of 4.5%, net of the federal benefit. Our effective income tax rate is higher than our statutory rate primarily due to our inability to currently recognize an income tax benefit for our operating losses in Hong Kong and China. We cannot recognize the income tax benefit of our losses in Hong Kong and China due to the uncertainty of generating sufficient future taxable income in these tax jurisdictions to offset the existing losses. Our effective income tax rate is higher than the same period in 2006 primarily due to charges associated with the adoption of FIN 48 on January 1, 2007 and the tax effect of our non U.S. operations being a larger percentage of U.S. pretax income. Under the provisions of FIN 48, we recorded $38,000 of additional income tax during the three months ended June 30, 2007. This charge increased the 2007 effective tax rate by 4%.

Six Months ended June 30, 2007 compared with Six Months ended June 30, 2006.

Net sales were $13,362,799 for the six months ended June 30, 2007 compared to $16,530,103 for the six months ended June 30, 2006, a decrease of $3,167,304 or 19%. Shipments of moissanite jewels, excluding consigned jewels, decreased 16% to approximately 82,100 carats from 98,200 carats. The average selling price per carat decreased by 3% due to a product mix in which a greater percentage of smaller size jewels, which have a lower price per carat, were sold. U.S. sales accounted for approximately 82% and 86% of sales during the six months ended June 30, 2007 and 2006, respectively.

U.S. net sales and carat shipments, excluding consigned jewels, decreased by 23% and 19%, respectively, for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. U.S. sales decreased primarily due to a weak overall jewelry retail environment and high inventory levels at two of our manufacturing customers and their retail customers. Our four largest customers during the six months ended June 30, 2007, SAI, Reeves Park,

K&G Creations, and Stuller accounted for 26%, 19%, 12% and 11%, respectively, of our sales during the period as compared to 3%, 42%, 28% and 6%, respectively, for the same period of 2006. We expect that we will remain dependent on our ability and that of our largest customers to maintain and enhance their retail programs. While we believe our current relationships with these customers and retailers are good, a loss of any of these customer or retailer relationships could have a material adverse effect on our results of operations.

International net sales and carat shipments increased by 7% and 4%, respectively for the six months ended June 30, 2007 as compared to the same period of 2006. International sales increased primarily due to increased sales to Thailand, United Kingdom, and Taiwan, partially offset by lower sales to Canada and Indonesia. A portion of our international sales is due to jewels sold internationally that will be re-imported to North American retailers.

Our gross profit margin was 74.3% for the six months ended June 30, 2007 compared to 74.4% for the six months ended June 30, 2006. The gross profit margin percentage remained relatively flat as the production costs in the first-in, first-out accounting period relieved from inventory in the six months ended June 30, 2007 compared to the production costs for the related inventories sold in the six months ended June 30, 2006 were approximately the same. Future gross profit margins will fluctuate based upon the costs being relieved from inventory under our first-in, first-out accounting policy and our average selling price per carat. Depending on the sizes shipped in any specific period and with possible fluctuations quarter to quarter, we expect that our annual gross profit margin percentage going forward will fall in a range between 65% and 75%.

Marketing and sales expenses were $6,135,416 for the six months ended June 30, 2007 compared to $6,115,467 for the six months ended June 30, 2006, an increase of $19,949 or less than 1%. As a percentage of sales, these expenses increased to 46% from 37% in the same period of 2006. An increase in compensation expenses of $277,000 along with other general increases in marketing and sales expenses were partially offset by a $319,000 decrease in advertising expenses. The increase in compensation expenses was driven by increased salaries and relocation expenses for the newly hired Senior Vice President of Sales. The decrease in advertising expenses was primarily caused by a $229,000 decrease in co-op advertising expense. Our co-op advertising program reimburses a portion of our customers’ marketing costs based on the amount of their purchases from us, and is subject to the customer providing us documentation of all advertising copy that includes the Company’s products. The Company intends to manage total marketing and sales expenses for 2007 to be approximately 43% to 48% of total net sales.

General and administrative expenses were $2,288,910 for the six months ended June 30, 2007 compared to $2,135,096 for the six months ended June 30, 2006, an increase of $153,814 or 7%. As a percentage of sales, these expenses increased to 17% from 13% in the same period of 2006. The increase in expenses is primarily due to $154,000 of increased legal fees and $127,000 of incremental stock compensation costs. These increases were partially offset by $200,000 of one-time compensation costs recorded during the six months ended June 30, 2006 associated with the change in status of Earl Hines, Senior Vice President of Manufacturing, from a full-time to a part-time employee. The increased legal fees are primarily associated with the 2007 Stock Incentive Plan and compliance with the new SEC executive compensation rules and regulations and related proxy disclosure requirements. The incremental stock compensation costs were associated with the grants of restricted stock to the non-employee members of our Board of Directors. We began making annual grants of restricted stock to our Board of Directors in May 2006, resulting in less compensation recorded in 2006 than 2007 (1.5 months of expense in 2006 vs 6 months in 2007) even though the grant date value of the annual grants has remained the same.

Net interest income was $324,816 for the six months ended June 30, 2007 compared to $408,528 for the six months ended June 30, 2006, a decrease of $83,712 or 20%. This decrease resulted from lower cash balances, partially offset by a higher interest rate earned on our cash balances.

Our effective income tax rate for the six months ended June 30, 2007 was 52% compared to 41% for the six months ended June 30, 2006. Our statutory tax rate is 38.5% and consists of the Federal income tax rate of 34% and the North Carolina state income tax rate of 4.5%, net of the federal benefit. Our effective income tax rate is higher than our statutory rate primarily due to our inability to currently recognize an income tax benefit for our operating losses in Hong Kong and China. We cannot recognize the income tax benefit of our losses in Hong Kong and China due to the uncertainty of generating sufficient future taxable income in these tax jurisdictions to offset the existing losses. Our effective income tax rate is higher than the same period in 2006 primarily due to charges associated with the adoption of FIN 48 on January 1, 2007 and the tax effect of our non U.S. operations being a larger percentage of U.S. pretax income. Under the provisions of FIN 48, we recorded $67,000 of additional income tax during the six months ended June 30, 2007. This charge increased the 2007 effective tax rate by 4%.

Liquidity and Capital Resources

At June 30, 2007, we had approximately $9.6 million of cash and cash equivalents and $39.8 million of working capital as compared to $13.8 million of cash and cash equivalents and $45.8 million of working capital at December 31, 2006. As further described below, cash and cash equivalents decreased during the six months ended June 30, 2007 primarily as a result of $2.9 million of cash used in operations and the $1.4 million cash dividend distributed on June 15, 2007.

Cash and inventory account for 72% of our current assets. Our principal sources of liquidity are cash on hand and cash generated by operations. During the six months ended June 30, 2007, $2.9 million of cash was used in operations primarily as a result of a $5.7 million increase in inventory and a $2.1 million decrease in accounts payable, partially offset by a $3.8 million decrease in accounts receivable.

We purchased $6.5 million of raw material during the six months ended June 30, 2007. Management considers its investment in inventory essential to be able to meet the orders of its expanding customer base and to fulfill requests from our customers for consigned inventory. The Company’s raw material inventories of silicon carbide crystals are purchased under exclusive supply agreements with a limited number of suppliers. Because the supply agreements restrict the sale of these crystals to only the Company, the suppliers negotiate minimum purchase commitments with the Company that may result in periodic levels of inventories that are higher than the Company might otherwise maintain. These agreements coupled with lower than expected sales resulted in $18.1 million of our inventories being classified as long-term assets at June 30, 2007.

Income tax payments for the six months ended June 30, 2007 were $1.0 million. During the year ended December 31, 2006, we fully utilized our U.S. Net Operating Loss (“NOL”) carryforward. As a result, in 2006 we began making federal income tax payments for the tax year ended December 31, 2006. As of June 30, 2007, we have made estimated federal income tax payments that exceed our estimated tax liability by $75,000. This $75,000 overpayment is included in prepaid expenses on our consolidated balance sheets at June 30, 2007. Prior to 2006, federal income tax payments were limited to alternative minimum tax payments. Depending on our levels of income in future periods, our cash flow from operations will be negatively impacted by increased tax payments over prior periods. As of December 31, 2006, we had a North Carolina NOL carryforward of approximately $4.4 million, which expires between 2012 and 2015. As of December 31, 2006, we also had a $4.1 million NOL carryforward in Hong Kong that can be carried forward indefinitely and $451,000 of a NOL carryforward in China that begins expiring in 2008.

Periodically, the Company sells jewels to customers on “memo” terms. For shipments on “memo” terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. The Company does not recognize revenue on these transactions until the earlier of (1) the customer informing the Company that they will keep the jewels or (2) the expiration of the memo period. Any jewels shipped to our customers on “memo” terms are classified as inventory on consignment on the Company’s consolidated balance sheets. The $1.9 million of inventory on consignment at June 30, 2007 represents potential revenue of approximately $6.9 million and potential gross profit of approximately $5.0 million based on the average cost per carat of inventory at June 30, 2007.

On June 6, 1997, the Company entered into an Amended and Restated Exclusive Supply Agreement with Cree. The exclusive supply agreement had an initial term of ten years that was extended in January 2005 to July 2015. In connection with the exclusive supply agreement, the Company has committed to purchase a minimum of 50% (by dollar volume) of its requirements for SiC crystals from Cree. If the Company’s orders require Cree to expand beyond specified production levels, the Company must commit to purchase certain minimum quantities. In December 2006, we agreed with Cree on a framework for purchases for 2007. Our price per gram for purchases from Cree during 2007 is increasing by approximately 10% over what we paid per gram in 2006 and for each quarter during calendar year 2007, the Company has committed to purchase approximately $3.2 million of usable material. Although the amount of usable material to be purchased by the Company is expected to remain constant each quarter, the Company’s cost per quarter for the usable material may be less than $3.2 million depending upon the quality of the usable material provided by Cree during that quarter. During the three and six months ended June 30, 2007, we purchased approximately $3.2 million and $6.4 million of raw material from Cree, respectively.

In February 2005, we entered into an Exclusive Supply Agreement with Norstel AB (formerly Jesperator AB) for the supply of SiC crystals for use in the manufacturing of moissanite jewels. In March 2007, we signed an amended agreement with Norstel AB that extended the term to December 31, 2009. Under the terms of the amended contract, our minimum commitment for 2007 through 2009 under the agreement is $7.8 million, of which approximately $465,000 will be expensed as research and development. In addition, we have advanced $400,000 towards the purchase of certain equipment. This advance began to be repaid in January 2007 through a 20% reduction on the invoice for subsequent purchases of SiC crystals. The balance on the advance as of June 30, 2007 was $391,020. Effective October 1, 2007, pursuant to the amended agreement with Norstel AB, we will receive a 35% reduction on the invoice for subsequent purchases of SiC crystals until the advance is repaid. The minimum purchase commitment during 2007 is $1.6 million, of which approximately $275,000 will be expensed as research and development. The agreement provides us with an option to extend the term of the agreement for a four year period. Purchases from Norstel during the three and six months ended June 30, 2007 were approximately $20,000 and $45,000, respectively.

On April 24, 2007, the Company declared a $0.08 per share cash dividend distributed on June 15, 2007. Pursuant to this dividend, total cash of $1.4 million was distributed to shareholders. The Company expects to review the dividend policy on an annual basis and payment of future dividends will be dependent on the facts and circumstances at the time of that review.

In March 2006, the Board of Directors authorized a repurchase program for up to 1,000,000 shares of the Company’s common stock. This program expired in March 2007. There were 415,000 shares repurchased under the program at an average price of $9.78. All of these purchases occurred during the year ended December 31, 2006.

In April 2007, the Board of Directors authorized another repurchase program for up to 1,000,000 shares of the Company’s common stock. Repurchases can be made in the open market at prevailing prices or in privately negotiated transactions at prices at or below prevailing open market prices. This program expires in April 2008. There were no shares repurchased under this program during the three months ended June 30, 2007.

Based on our cash and cash equivalents and other working capital, management believes that our existing capital resources are adequate to satisfy our capital requirements for at least the next 12 months and management does not believe that we will need additional sources of capital for the foreseeable future.

Newly Adopted Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which prescribed a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the de-recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006 so the Company adopted FIN 48 as of January 1, 2007. The cumulative impact of applying the provisions of FIN 48 is an adjustment to the opening balance of retained earnings. See Note 12 “Income Taxes” in the notes to our consolidated financial statements for more information.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115 (“FAS No. 159”). FAS No. 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. FAS No. 159 will be effective for fiscal years that begin after November 15, 2007. We do not expect the implementation of FAS 159 to have a material effect on our consolidated financial statements.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates has not changed significantly from our disclosure in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 4:	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of June 30, 2007, the Company’s Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that the information that the Company is required to disclose in its Exchange Act reports was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Chief Executive Officer and Chief Financial Officer also concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings

On October 4, 2006, the Company received an English translation of an action filed on June 9, 2006 in the South Korean Intellectual Property Office by MC Lab Corporation. MC Lab Corporation is seeking invalidation of the Company’s current South Korean patent on the basis of an alleged lack of inventiveness as compared to certain prior art. Management believes that the South Korean patent was properly issued and the Company will vigorously defend the action. A decision is currently expected before the end of 2007. The Company does not presently have material sales in South Korea and the decision will not be legally binding in any other jurisdiction.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Charles & Colvard did not make any purchases of its common stock during the three and six months ended June 30, 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly-Announced Plan	Maximum Number of Shares That May Yet be Purchased Under the Plan (1)
Apr 1, 2007 – Apr 30, 2007	—	—	—	1,000,000
May 1, 2007 – May 31, 2007	—	—	—	1,000,000
June 1, 2007 – June 30, 2007	—	—	—	1,000,000
Total	—	—	—	1,000,000

(1)	In April 2007, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s common stock through open market or privately negotiated transactions at prices at or below prevailing prices. This plan expires in April 2008.

Item 4:	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Charles & Colvard, Ltd. was held on May 21, 2007. At the meeting, the shareholders voted on the election of directors, the adoption of the Charles & Colvard 2007 Stock Incentive Plan and the ratification of the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007. The following seven nominees were each elected to the Board for a one-year term: Frederick A. Russ, Robert S. Thomas, Laura C. Kendall, Lisa A. Gavales, Geraldine L. Sedlar, Lynn L. Lane and Robert A. Leggett. Additionally, the adoption of the 2007 Stock Incentive Plan was not approved and the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2007 was ratified. The number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as applicable, for each proposal are as follows:

A. Election of Directors

Director Nominee	Votes For	Votes Withheld
Frederick A. Russ	13,224,832	3,515,751
Robert S. Thomas	13,751,410	2,989,173
Robert A. Leggett	13,797,618	2,942,965
Laura C. Kendall	13,216,971	3,523,612
Lisa A. Gavales	13,052,885	3,687,698
Geraldine L. Sedlar	13,051,109	3,689,474
Lynn L. Lane	13,051,362	3,689,221

B. Adoption of the 2007 Stock Incentive Plan

	Votes For	Votes Against	Abstentions	Broker Non-Votes
Adoption of the 2007 Stock Incentive Plan	4,818,944	5,492,201	38,795	6,390,644

C. Ratification of Appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2007.

	Votes For	Votes Against	Abstentions
Ratification of Appointment of Deloitte & Touche LLP	15,518,133	838,645	383,805

Item 6:	Exhibits

Exhibit No.	Description
3.2	Amended and Restated Bylaws of Charles & Colvard, Ltd., effective July 19, 2007, incorporated by reference to Exhibit 3.2 to Form 8-K, filed with the SEC on July 25, 2007.

10.101	Letter Agreement, effective June 26, 2007 between Stuller, Inc. and Charles & Colvard, Ltd., incorporated by reference to Exhibit 10.101 to Form 8-K, filed with the SEC on June 29, 2007.*

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Charles & Colvard, Ltd.

Date: August 6, 2007	/s/ Robert S. Thomas
Robert S. Thomas
Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2007	/s/ James R. Braun
James R. Braun
Vice President of Finance & Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

EXHIBIT INDEX

3.2	Amended and Restated Bylaws of Charles & Colvard, Ltd., effective July 19, 2007, incorporated by reference to Exhibit 3.2 to Form 8-K, filed with the SEC on July 25, 2007.

10.101	Letter Agreement, effective June 26, 2007 between Stuller, Inc. and Charles & Colvard, Ltd., incorporated by reference to Exhibit 10.101 to Form 8-K, filed with the SEC on June 29, 2007.*

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.