Form 10-Q
period 2007-09-30
CHARLES & COLVARD LTD
filed 2007-11-08
CIK 1015155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

As of October 31, 2007, there were 18,106,526 shares outstanding of the registrant’s Common Stock, no par value per share.

Charles & Colvard, Ltd. and Subsidiary

Part I. FINANCIAL INFORMATION

Item 1:	Financial Statements

Charles & Colvard, Ltd. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	$6,569,731	$12,101,651	$19,932,530	$28,631,754
Cost of goods sold	1,702,503	3,767,236	5,136,138	8,003,419

Gross profit	4,867,228	8,334,415	14,796,392	20,628,335

Operating expenses:
Marketing and sales	3,100,638	3,764,133	9,236,054	9,879,600
General and administrative	1,196,207	1,057,972	3,485,117	3,193,068
Research and development	10,491	23,952	39,363	60,110

Total operating expenses	4,307,336	4,846,057	12,760,534	13,132,778

Operating income	559,892	3,488,358	2,035,858	7,495,557
Interest income	98,039	174,647	422,855	583,175

Income before income taxes	657,931	3,663,005	2,458,713	8,078,732
Income tax expense	411,723	1,436,574	1,344,243	3,232,258

Net income	$246,208	$2,226,431	$1,114,470	$4,846,474

Net income per share: (Note 11):
Basic	$0.01	$0.12	$0.06	$0.27

Diluted	$0.01	$0.12	$0.06	$0.26

Weighted-average common shares:
Basic	18,106,526	18,107,311	18,051,993	18,208,419

Diluted	18,288,384	18,611,794	18,294,190	18,736,423

Share and per share data for all periods presented reflect the one share for every four shares owned stock split, effected in the form of a 25% stock dividend, distributed on January 30, 2006.

See Notes to Condensed Consolidated Financial Statements.

Charles & Colvard, Ltd. and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2007	December 31, 2006
Assets
Current Assets:
Cash and equivalents	$6,313,243	$13,762,786
Accounts receivable (Note 3)	12,018,819	14,320,672
Interest receivable	7,061	16,381
Notes receivable	390,562	376,030
Inventory (Note 4)	16,434,000	20,677,215
Inventory on consignment (Note 5)	1,964,241	2,023,542
Prepaid expenses	468,430	783,989
Deferred income taxes	737,469	583,322

Total current assets	38,333,825	52,543,937

Long Term Assets
Notes receivable	—	23,970
Inventory (Note 4)	24,320,104	11,808,140
Furniture and equipment, net	649,515	651,134
Patent and license rights, net	348,621	288,171
Deferred income taxes	885,963	686,621

Total long term assets	26,204,203	13,458,036

Total assets	$64,538,028	$66,001,973

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable:
Cree, Inc.	$1,632,545	$1,598,956
Other	1,141,786	2,870,752
Income taxes payable	184,642	413,387
Accrued payroll	264,335	322,383
Accrued co-op advertising	946,048	1,275,041
Accrued expenses and other liabilities	193,119	244,539

Total current liabilities	4,362,475	6,725,058

Long Term Liabilities (Note 12)	913,311	—

Total liabilities	5,275,786	6,725,058

Commitments and Contingencies (Note 7)

Shareholders’ Equity (Notes 6 & 9)
Common stock, no par value	52,910,075	52,494,309
Additional paid-in capital - stock options	6,106,416	5,807,879
Accumulated other comprehensive loss - foreign currency translation	(457)	(457)
Retained earnings	246,208	975,184

Total shareholders’ equity	59,262,242	59,276,915

Total liabilities and shareholders’ equity	$64,538,028	$66,001,973

See Notes to Condensed Consolidated Financial Statements.

Charles & Colvard, Ltd. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Operating Activities:
Net income	$1,114,470	$4,846,474
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	148,462	143,612
Share-based compensation	427,736	181,523
Loss on disposal of furniture and equipment	24,430	—
Deferred income taxes	(5,649)	2,686,666
Change in operating assets and liabilities:
Accounts Receivable	2,301,853	(3,055,462)
Inventory	(8,196,495)	(6,844,190)
Net change in other assets	324,879	227,613
Accounts Payable	(1,527,196)	(275,887)
Net change in other liabilities	(671,519)	(347,421)

Net cash used in operating activities	(6,059,029)	(2,437,072)

Investing Activities:
Purchase of furniture and equipment	(144,404)	(174,683)
Patent and license rights costs	(87,319)	(24,063)

Net cash used in investing activities	(231,723)	(198,746)

Financing Activities:
Stock options exercised	230,964	236,242
Payment of cash dividends	(1,448,424)	(1,480,360)
Excess tax benefits from share-based payment arrangements	58,669	154,001
Purchase of common stock	—	(2,854,325)

Net cash used in financing activities	(1,158,791)	(3,944,442)

Change in cash and equivalents	(7,449,543)	(6,580,260)
Cash and equivalents, beginning of period	13,762,786	21,003,551

Cash and equivalents, end of period	$6,313,243	$14,423,291

Supplemental Schedule of Cash Flow Data:
Cash paid for income taxes	$1,524,281	$71,652

Supplemental Non-Cash Investing Activity:
Reduction of notes receivable	$9,438	$96,989

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

All of the Company’s activities are within a single business segment. The following tables present certain data by geographic area:

	Three Months Ended September 30,
Net Sales	2007	2006
United States	$5,331,245	$10,799,004
International	1,238,486	1,302,647

Total	$6,569,731	$12,101,651

	Nine Months Ended September 30,
Net Sales	2007	2006
United States	$16,250,559	$25,039,829
International	3,681,971	3,591,925

Total	$19,932,530	$28,631,754

Furniture and equipment, net	September 30, 2007	December 31, 2006
United States	$590,346	$596,873
International (All in Asia)	59,169	54,261

Total	$649,515	$651,134

Patent and license rights, net	September 30, 2007	December 31, 2006
United States	$117,770	$113,869
International	230,851	174,302

Total	$348,621	$288,171

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

Trade receivables potentially subject the Company to credit risk. The Company’s standard payment terms are generally between 30 and 60 days for jewel distributors and generally between 60 to 90 days for jewelry manufacturers. In limited circumstances, the Company may extend terms longer than 90 days. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history. As of September 30, 2007, the Company had trade accounts receivable from its largest customer of $6.8 million. Of this amount, $4.7 million was past due. This customer has indicated that they are in the process of negotiating additional financing for their business and the owner has agreed to an unconditional personal guaranty on a portion of the receivable. Also, while not fully securing the receivable, there remains a security agreement in place giving the Company collateral in jewelry on consignment at certain retailers and all receivables due to this customer from a certain retailer. Based upon management’s recent discussions with this customer, the written personal guaranty, the collateral, and the pending financing, management believes that the receivable ultimately will be fully collected. Based upon these considerations, the Company has not provided any specific bad debt reserve for this customer as of September 30, 2007.

The Company’s largest customer accounted for 53% and 55% of the Company’s receivables at September 30, 2007 and December 31, 2006, respectively. This customer accounted for 30% and 23% of the Company’s sales during the three and nine months ended September 30, 2007 compared to 27% and 35% of sales during the three and nine months ended September 30, 2006. A second customer accounted for 25% and 21% of the Company’s receivables at September 30, 2007 and December 31, 2006, respectively. This customer accounted for 16% and 23% of the Company’s sales during the three and nine months ended September 30, 2007 compared to 27% and 13% of sales during the three and nine months ended September 30, 2006. A third customer accounted for 9% and 11% of the Company’s receivables at September 30, 2007 and December 31, 2006, respectively. This customer accounted for 16% and 13% of the Company’s sales during the three and nine months ended September 30, 2007 compared to 20% and 25% of sales during the three and nine months ended September 30, 2006.

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

Finished goods are shown net of a reserve for jewelry inventory of $40,000 at September 30, 2007 and December 31, 2006. The Company does not actively market its jewelry inventory. Jewelry inventory value is determined as the amount we would obtain by melting the gold in the jewelry and putting the jewels back into loose stone inventory. Jewelry inventory, net of the $40,000 reserve, at September 30, 2007 and December 31, 2006 was $249,896 and $226,894, respectively. In addition, finished goods are shown net of a lower of cost or market reserve of $400,000 at September 30, 2007 and December 31, 2006. This reserve was established to allow for the carat weight loss associated with the re-cutting of a portion of the finished goods inventory. There are certain jewels in inventory that may be re-cut to achieve higher quality standards. The need for adjustments to these reserves is evaluated on a period by period basis.

The Company’s inventories (excluding consignment inventory) consist of the following as of September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006
Raw materials	$6,450,812	$2,590,782
Work-in-process	6,691,895	13,102,777
Finished goods	27,611,397	16,791,796

Total inventory	$40,754,104	$32,485,355

There is $24,320,104 and $11,808,140 of the inventory in the table above classified as long-term on the Company’s consolidated financial statements as of September 30, 2007 and December 31, 2006, respectively.

5. Inventory on Consignment

Periodically, the Company sells jewels to customers on “memo” terms. For shipments on “memo” terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. The Company does not recognize revenue on these transactions until the earlier of (1) the customer informing the Company that it will keep the jewels or (2) the expiration of the memo period. Jewels shipped to customers on “memo” are classified as inventory on consignment on the Company’s consolidated balance sheets. The $1,964,000 of inventory on consignment at September 30, 2007 represents potential revenue of $6,709,000 and potential gross profit of $4,745,000 based on the average cost per carat of inventory at September 30, 2007.

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

In April 2007, the Board of Directors authorized another repurchase program for up to 1,000,000 shares of the Company’s common stock. Repurchases can be made in the open market at prevailing prices or in privately negotiated transactions at prices at or below prevailing open market prices. This program expires in April 2008. There were no shares repurchased under this program during the three and nine months ended September 30, 2007.

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

The future minimum lease payments of the Company are as follows: $59,000 for the remainder of 2007, $174,000 in 2008, $157,000 in 2009, $160,000 in 2010, and $95,000 in 2011, totaling $645,000. Rental expense incurred for operating leases for the three and nine months ended September 30, 2007 was $63,000 and $194,000, respectively. For the three and nine months ended September 30, 2006, such expense was $77,000 and $234,000, respectively.

Purchase Commitments

On June 6, 1997, the Company entered into an Amended and Restated Exclusive Supply Agreement with Cree, Inc. (“Cree”). The exclusive supply agreement had an initial term of ten years that was extended in January 2005 to July 2015. In connection with the exclusive supply agreement, the Company has committed to purchase a minimum of 50% (by dollar volume) of its requirements for silicon carbide (SiC) crystals from Cree. If the Company’s orders require Cree to expand beyond specified production levels, the Company must commit to purchase certain minimum quantities. In December 2006, the Company agreed with Cree on a framework for purchases for 2007. Under the agreement, the Company agreed to purchase approximately $3.2 million of usable material for each quarter during 2007 at a price per gram that was approximately 10% over what was paid per gram in 2006. In August 2007, the Company entered into a letter agreement with Cree which amended and supplemented the December 2006 agreement. The new letter agreement reduces the Company’s commitment for purchases from Cree during the fourth quarter of 2007 from $3.2 million to approximately $1.7 million. The price per gram paid to Cree during the fourth quarter of 2007 will increase by 8% over the price paid during the first three quarters of 2007. During the three and nine months ended September 30, 2007, the Company purchased approximately $3.2 million and $9.7 million of raw material from Cree, respectively.

In February 2005, the Company entered into an Exclusive Supply Agreement with Norstel AB (formerly Jesperator AB) for the supply of SiC crystals for use in the manufacturing of moissanite jewels. In March 2007, the Company signed an amended agreement with Norstel AB that extended the term to December 31, 2009. Under the terms of the amended contract, the minimum commitment for 2007 through 2009 under the agreement is $7.8 million, of which approximately $465,000 will be expensed as research and development. This purchase commitment is contingent upon Norstel AB being able to deliver SiC crystals of acceptable quality in the amount committed. In addition, the Company advanced $400,000 towards the purchase of certain equipment. This advance began to be repaid in January 2007 through a 20% reduction on the invoice for subsequent purchases of SiC crystals. The balance on the advance as of September 30, 2007 was $390,562. Effective October 1, 2007, pursuant to the amended agreement with Norstel AB, the Company began receiving a 35% reduction on the invoice for subsequent purchases of SiC crystals, and will continue to receive such a reduction until the advance is repaid. The agreement provides the Company an option to extend the term of the agreement for a four year period. The minimum purchase commitment during 2007 was $1.6 million, of which approximately $275,000 would have been expensed as research and development. In October 2007, Norstel informed management that they do not expect to reach the minimum commitment amount for 2007. The Company now expects deliveries from Norstel during the fourth quarter of 2007 to be less than $400,000, of which $80,000 would be expensed as research and development. The total commitment under the agreement with Norstel will remain unchanged and it is expected that the shortfall of deliveries in 2007 will be made up in 2009. Purchases from Norstel during the three and nine months ended September 30, 2007 were approximately $2,000 and $47,000, respectively.

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

On April 24, 2007, the Company declared a $0.08 per share cash dividend distributed on June 15, 2007. Pursuant to this dividend, total cash of $1,448,424 was distributed to shareholders, resulting in a decrease of $1,441,843 in retained earnings and a $6,581 decrease in common stock.

10. Share-Based Compensation

The following table summarizes the components of the Company’s share-based compensation included in net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Employee Stock Options	$69,868	$57,378	$190,764	$142,436
Consultant Stock Options	(2,020)	—	(652)	(62,573)
Restricted Stock Awards	85,113	76,245	237,624	101,660
Income Tax Benefit	(44,117)	(39,843)	(123,728)	(44,478)

Total	$108,844	$93,780	$304,008	$137,045

In addition, $528 and $3,515 of share-based compensation was capitalized as a cost of inventory during the three and nine months ended September 30, 2007, respectively. There was $4,167 and $6,761 of share-based compensation capitalized as a cost of inventory during the three and nine months ended September 30, 2006, respectively. Compensation cost on consultant stock options was negative during certain periods displayed above due to a reduction in the fair value of stock awards issued to consultants.

The following is a summary of activity for the Company’s two stock option plans:

	1996 Option Plan		1997 Omnibus Plan
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding, December 31, 2006	49,369	$3.51	1,202,319	$6.84
Granted	—	—	24,600	6.11
Exercised	47,524	3.54	17,273	3.62
Canceled	1,845	2.63	15,478	5.82

Outstanding, September 30, 2007	—	—	1,194,168	6.89

The following summarizes information about stock options at September 30, 2007:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Outstanding as of 9/30/2007	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable as of 9/30/2007	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Vested or Expected to Vest as of 9/30/2007	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
1,194,168	3.6	$ 6.89	1,058,587	3.4	$ 6.35	1,193,226	3.5	$ 6.89

The aggregate intrinsic value of options outstanding, exercisable, vested or expected to vest at September 30, 2007 was $674,769, $674,517, and $674,767, respectively. This amount is before applicable income taxes and represents the closing stock price of the Company’s common stock at September 30, 2007 less the grant price, multiplied by the number of options that have a grant price that is less than the closing stock price. This amount represents the amount that would have been received by the optionees had these options been exercised on that date. During the nine months ended September 30, 2007, the aggregate intrinsic value of options exercised was $162,824.

The fair value of each option grant is estimated on the grant date using the Black-Scholes-Merton option pricing model. The valuations of options granted during the three and nine months ended September 30, 2007 and 2006 were based on the following assumptions:

	Three Months Ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Weighted-average grant date fair value	$1.72	$7.09	$3.82	$6.54
Weighted-average expected lives (in years)	2.8	6.0	5.4	4.1
Weighted-average risk-free interest rate	4.17%	5.04%	4.47%	4.58%
Dividend yield	0%	0%	0%	0%
Volatility factor	0.618	0.867	0.689	0.643

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

As of September 30, 2007, the unrecognized share-based compensation expense related to non-vested stock options is approximately $400,000, which is expected to be recognized over a weighted average period of approximately 19 months.

The following is a summary of activity for restricted stock granted by the Company:

	Number of Shares	Grant Date Fair Value
Non-vested at January 1, 2007	27,377	$11.14
Granted	63,806	4.78
Vested	27,377	11.14
Cancelled	—	—

Non-vested at September 30, 2007	63,806	$4.78

In May 2006, the Company granted its non-employee board members an aggregate of 27,377 shares of restricted stock. The fair value of the restricted stock granted was $305,000 based on the closing market price of the Company’s common stock on May 19, 2006. These shares vested on May 21, 2007 after the one-year term on the board expired.

In May 2007, the Company granted its non-employee board members an aggregate of 63,806 shares of restricted stock. The board members cannot sell these shares until their one-year term on the board expires on the date of the annual meeting in May 2008. The fair value of the restricted stock granted was $305,000 based on the closing market price of the Company’s common stock on May 21, 2007. These are the only restricted stock awards currently outstanding for the Company. As of September 30, 2007, unrecognized compensation expense related to non-vested restricted stock was $194,471, which will be amortized on a straight line basis through May 2008.

11. Net Income Per Share

Basic net income per share computations are based on the weighted-average common shares outstanding. Diluted net income per share computations include the dilutive effect, if any, of stock options using the treasury stock method. The following table reconciles the differences between the basic and diluted earnings per share presentations:

	Three Months Ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Numerator:
Net income	$246,208	$2,226,431	$1,114,470	$4,846,474

Denominator:
Weighted Average Shares Outstanding
Basic	18,106,526	18,107,311	18,051,993	18,208,419
Stock Options	181,858	504,483	242,197	528,004

Diluted	18,288,384	18,611,794	18,294,190	18,736,423

Net Income Per Share:
Basic	$0.01	$0.12	$0.06	$0.27

Diluted	$0.01	$0.12	$0.06	$0.26

For the three and nine months ended September 30, 2007, stock options to purchase approximately 743,000 and 741,000 shares, respectively, were excluded from the computation of diluted net income per share because the options’ exercise prices were greater than the average market price of the common shares. For the three and nine months ended September 30, 2006, stock options to purchase approximately 306,000 and 194,000 shares, respectively, were excluded from the computation of diluted net income per share because the options’ exercise prices were greater than the average market price of the common shares.

12. Income Taxes

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recorded a $401,603 reduction to the balance of retained earnings on January 1, 2007. Upon adoption, the liability for income taxes associated with uncertain tax positions at January 1, 2007 was $917,624. This liability is reduced by $347,840 of offsetting tax benefits associated with the federal income tax benefit for state income taxes and timing differences. The net amount of $569,784, if recognized, would favorably affect the Company’s effective tax rate. Prior to the adoption of FIN 48, the Company had $168,181 of liabilities for uncertain tax positions accrued under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. The liability for income taxes associated with uncertain tax positions is shown on our consolidated balance sheets as “Long term liabilities”.

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

During the three months ended September 30, 2007, the Company reversed $154,000 of its liability for uncertain tax positions related to a federal tax position that was settled through the filing of an accounting method change. The reversal of this liability did not affect income tax expense as this tax position relates solely to timing differences.

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

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future. You should be aware that although the forward-looking statements included herein represent management’s current judgment and expectations, our actual results may differ materially from those projected, stated or implied in these forward-looking statements as a result of many factors, including, but not limited to our ability to manage growth effectively, dependence on Cree, Inc. (“Cree”) as the current supplier of the substantial majority of the raw material, ability to develop a material second source of supply, dependence on a limited number of jewelry manufacturing customers, dependence on continued growth and consumer acceptance of our products, in addition to the other risks and uncertainties described in more detail in our most recent annual report on Form 10-K and other reports that we file with the Securities and Exchange Commission. Forward-looking statements speak only as of the date they are made. We undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur except as required by the federal securities laws, and you are urged to review and consider disclosures that we make in the reports that we file with the Securities and Exchange Commission that discuss other factors relevant to our business.

Overview

We manufacture, market and distribute Charles & Colvard created moissanite jewels (also called moissanite) for sale in the worldwide jewelry market. Moissanite, also known by its chemical name, silicon carbide (SiC), is a rare, naturally occurring mineral found primarily in meteors. As the sole manufacturer of scientifically-made moissanite jewels, our strategy is to establish Charles & Colvard as a reputable, high-quality and sophisticated brand and position moissanite as a unique jewel, distinct from all others based on its exceptional fire, brilliance, luster, durability and rarity. While we acknowledge that moissanite jewelry is sold into the bridal and men’s jewelry markets, moissanite is primarily marketed to the self-purchasing woman as the perfect reward or indulgence for a woman celebrating her achievements or milestones in her life. Moissanite is also marketed to the jewelry trade as a new jewelry category with a unique business opportunity.

Sales for the first nine months of 2007 were 30% less than sales during the first nine months of 2006 primarily due to high inventory levels at our manufacturing customers and their retail customers. A slower than planned sell thru at the retail stores has resulted in an unplanned inventory build for both the jewelry manufacturers and retailers. As a result of this inventory build, we have experienced lower replenishment orders than we expected. In addition, during the initial distribution at certain retailers in 2005 and 2006, large stocking orders were placed that established the inventory levels at the retail locations. Sell thru rates have not supported both the size of the assortment offered and the styles selected for the jewelry. The situation requires the jewelry manufacturer involved to allow the retailer to rebalance their inventories to more reasonable levels and more saleable styles. The manufacturer will typically rework the jewelry, reusing the components, as they build what they believe will be more sellable styles. This is a common practice in the jewelry industry. The combination of the factors discussed above resulted in our direct customers placing fewer orders for new moissanite jewels than the comparable period last year.

It now appears that the anticipated additional distribution at Sears will not occur. We have been advised that the tests at approximately 150 Sears locations where moissanite jewelry is currently available will continue at least through the end of the year. Based on the current test results, we do not expect additional distribution at Sears in 2008 and the test distribution will also most likely end. We do expect to see our category at Kohl’s continue to expand during the remainder of 2007 to a total of approximately 915 retail locations at year end. This is up from the Kohl’s distribution at 208 retail locations at December 31, 2006 and 287 as of June 30, 2007. That distribution is expected to be wholly supported by our customer, Samuel Aaron International (“SAI”). While we did lose distribution at certain regional chains during 2007, the overall number of stores carrying moissanite has increased due to the Kohl’s rollout.

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

Results of Operations

The following table is intended to illustrate a tabular analysis of certain Condensed Consolidated Statement of Operations data as a percentage of sales for both periods presented. A detailed explanation of our results of operations follows this table:

	Three Months Ended September 30,
	2007		2006
Sales	100%	$6,569,731	100%	$12,101,651
Gross profit	74%	4,867,228	69%	8,334,415
Marketing and sales expenses	47%	3,100,638	31%	3,764,133
General and administrative expenses	18%	1,196,207	9%	1,057,972
Operating income	9%	559,892	29%	3,488,358
Net income	4%	246,208	18%	2,226,431

	Nine months ended September 30,
	2007		2006
Sales	100%	$19,932,530	100%	$28,631,754
Gross profit	74%	14,796,392	72%	20,628,335
Marketing and sales expenses	46%	9,236,054	35%	9,879,600
General and administrative expenses	17%	3,485,117	11%	3,193,068
Operating income	10%	2,035,858	26%	7,495,557
Net income	6%	1,114,470	17%	4,846,474

Three Months ended September 30, 2007 compared with Three Months ended September 30, 2006

Net sales were $6,569,731 for the three months ended September 30, 2007 compared to $12,101,651 for the three months ended September 30, 2006, a decrease of $5,531,920 or 46%. Shipments of moissanite jewels, excluding consigned jewels, decreased 47% to approximately 40,800 carats from 77,300 carats. The average selling price per carat increased by 5% due to a product mix in which a greater percentage of larger size jewels, which have a higher price per carat, were sold. U.S. sales accounted for 81% and 89% of sales during the three months ended September 30, 2007 and 2006, respectively.

U.S. net sales and carat shipments, excluding consigned jewels, decreased by 51% for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. U.S. sales decreased primarily due to high inventory levels at our manufacturing customers and their retail customers. In addition, there were no significant sales during the three months ended September 30, 2007 related to new distribution compared to $2.2 million of sales attributable to new distribution in the same period last year. Also contributing to our reduced sales was the financial restructuring of our largest customer and one smaller customer, as well as a weak overall jewelry retail environment. Our largest customer is still in the process of negotiating additional financing, whereas the other customer has completed the sale of its business and as a new entity will remain one of our customers. Our four largest customers during the three months ended September 30, 2007, Reeves Park, SAI, K&G Creations, and Stuller accounted for 30%, 16%, 16% and 15%, respectively, of our sales during the period as compared to 27%, 27%, 20% and 7%, respectively, for the same period of 2006. We expect that we will remain dependent on our ability and that of our largest customers to maintain and enhance their retail programs. A loss of any of these customer or retailer relationships could have a material adverse effect on our results of operations.

International net sales and carat shipments decreased by 5% and 9%, respectively, for the three months ended September 30, 2007 as compared to the same period of 2006. International sales decreased primarily due to decreased sales to Hong Kong, partially offset by increased sales to India, Taiwan, and Italy. A portion of our international sales is due to jewels sold internationally that are re-imported to North American retailers.

Our gross profit margin was 74.1% for the three months ended September 30, 2007 compared to 68.9% for the three months ended September 30, 2006. The increased gross profit margin percentage was primarily caused by lower production costs in the first-in, first-out accounting period relieved from inventory in the three months ended September 30, 2007 compared to the production costs for the related inventories sold in the three months ended September 30, 2006. Future gross profit margins will fluctuate based upon the costs being relieved from inventory under our first-in, first-out accounting policy and our average selling price per carat. Assuming a similar product mix to that sold thus far during 2007, we expect that our annual gross profit margin percentage for 2007 will fall in a range between 70% and 75%. Depending on our sales growth and the sizes shipped in any specific period and with possible fluctuations quarter to quarter, we expect gross profit margin percentage in 2008 to be above 65%, but lower than the margin achieved during 2007.

Marketing and sales expenses were $3,100,638 for the three months ended September 30, 2007 compared to $3,764,133 for the three months ended September 30, 2006, a decrease of $663,495 or 18%. As a percentage of sales, these expenses increased to 47% from 31% in the same period of 2006. The primary reasons for the decrease in expenses were a $492,000 reduction in co-op advertising expense and $190,000 of web page design costs incurred in 2006 associated with the redesign of our website. Our co-op advertising program reimburses a portion of our customers’ marketing costs based on the amount of their purchases from us, and is subject to the customer providing us documentation of all advertising copy that includes our products. We intend to manage total marketing and sales expenses for the year 2007 to be approximately 49% to 53% of total net sales.

General and administrative expenses were $1,196,207 for the three months ended September 30, 2007 compared to $1,057,972 for the three months ended September 30, 2006, an increase of $138,235 or 13%. As a percentage of sales these expenses increased to 18% from 9% in the same period of 2006. The increase in expenses is primarily attributable to a $120,000 increase in bad debt expense. As described above, one of our customers underwent a financial restructuring during the three months ended September 30, 2007 that resulted in the creation of a new entity and we accepted a lesser payment from the customer as satisfaction of the account balance of the old entity. As part of this restructuring, this customer also relinquished rights to approximately $145,000 of accrued co-op advertising.

Interest income was $98,039 for the three months ended September 30, 2007 compared to $174,647 for the three months ended September 30, 2006, a decrease of $76,608 or 44%. This decrease resulted from lower cash balances.

Our effective income tax rate for the three months ended September 30, 2007 was 63% compared to 39% for the three months ended September 30, 2006. Our statutory tax rate is 38.5% and consists of the Federal income tax rate of 34% and the North Carolina state income tax rate of 4.5%, net of the federal benefit. Our effective income tax rate is higher than our statutory rate primarily due to our inability to currently recognize an income tax benefit for our operating losses in Hong Kong and China. We cannot recognize the income tax benefit of our losses in Hong Kong and China due to the uncertainty of generating sufficient future taxable income in these tax jurisdictions to offset the existing losses. Our effective income tax rate is higher than the same period in 2006 primarily due to the tax effect of our non-U.S. operations being a larger percentage of U.S. pretax income and charges associated with the adoption of FIN 48 on January 1, 2007. Under the provisions of FIN 48, we recorded $42,000 of additional income tax during the three months ended September 30, 2007. This charge increased the 2007 effective tax rate by 6%.

Nine months ended September 30, 2007 compared with nine months ended September 30, 2006.

Net sales were $19,932,530 for the nine months ended September 30, 2007 compared to $28,631,754 for the nine months ended September 30, 2006, a decrease of $8,699,224 or 30%. Shipments of moissanite jewels, excluding consigned jewels, decreased 30% to approximately 122,900 carats from 175,500 carats. The average selling price per carat remained the same for both periods. U.S. sales accounted for approximately 82% and 87% of sales during the nine months ended September 30, 2007 and 2006, respectively.

U.S. net sales and carat shipments, excluding consigned jewels, decreased by 35% and 34%, respectively, for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. U.S. sales decreased primarily due to high inventory levels at our manufacturing customers and their retail customers. Also contributing to our reduced sales was the financial restructuring of two customers and a weak overall jewelry retail environment. Our four largest customers during the nine months ended September 30, 2007, Reeves Park, SAI, K&G Creations, and Stuller accounted for 23%, 23%, 13% and 12%, respectively, of our sales during the period as compared to 35%, 13%, 25% and 7%, respectively, for the same period of 2006. We expect that we will remain dependent on our ability and that of our largest customers to maintain and enhance their retail programs. A loss of any of these customer or retailer relationships could have a material adverse effect on our results of operations.

International net sales increased by 3% for the nine months ended September 30, 2007 as compared to the same period of 2006, while carat shipments decreased by 1%. International sales increased primarily due to increased sales to Thailand, Taiwan, and the United Kingdom, partially offset by lower sales to Hong Kong, Indonesia, and Canada. A portion of our international sales is due to jewels sold internationally that are re-imported to North American retailers.

Our gross profit margin was 74.2% for the nine months ended September 30, 2007 compared to 72.0% for the nine months ended September 30, 2006. The increased gross profit margin percentage was primarily caused by lower production costs in the first-in, first-out accounting period relieved from inventory in the nine months ended September 30, 2007 compared to the production costs for the related inventories sold in the nine months ended September 30, 2006. Future gross profit margins will fluctuate based upon the costs being relieved from inventory under our first-in, first-out accounting policy and our average selling price per carat. Assuming a similar product mix to that sold thus far during 2007, we expect that our annual gross profit margin percentage for 2007 will fall in a range between 70% and 75%. Depending on our sales growth and the sizes shipped in any specific period and with possible fluctuations quarter to quarter, we expect gross profit margin percentage in 2008 to be above 65%, but lower than the margin achieved during 2007.

Marketing and sales expenses were $9,236,054 for the nine months ended September 30, 2007 compared to $9,879,600 for the nine months ended September 30, 2006, a decrease of $643,546 or 7%. As a percentage of sales, these expenses increased to 46% from 35% in the same period of 2006. The decrease in expenses was primarily due to an $890,000 reduction in advertising expenses and $190,000 of web page design costs incurred in 2006 associated with the redesign of our website, partially offset by a $431,000 increase in compensation expenses. The decrease in advertising expenses was primarily caused by a $720,000 decrease in co-op advertising expense. Our co-op advertising program reimburses a portion of our customers’ marketing costs based on the amount of their purchases from us, and is subject to the customer providing us documentation of all advertising copy that includes our products. The increase in compensation expenses was driven by increased salaries and relocation expenses for the newly hired Senior Vice President of Sales. We intend to manage total marketing and sales expenses for 2007 to be approximately 49% to 53% of total net sales.

General and administrative expenses were $3,485,117 for the nine months ended September 30, 2007 compared to $3,193,068 for the nine months ended September 30, 2006, an increase of $292,049 or 9%. As a percentage of sales, these expenses increased to 17% from 11% in the same period of 2006. The increase in expenses is primarily due to $198,000 of increased legal fees and $160,000 of increased share-based compensation costs. These increases were partially offset by $200,000 of one-time compensation costs recorded during the nine months ended September 30, 2006 associated with the change in status of Earl Hines, Senior Vice President of Manufacturing, from a full-time to a part-time employee. The increased legal fees are primarily associated with the 2007 Stock Incentive Plan and compliance with the new SEC executive compensation rules and regulations and related proxy disclosure requirements. The increased share-based compensation costs were primarily associated with the grants of restricted stock to the non-employee members of our Board of Directors. We began making annual grants of restricted stock to our Board of Directors in May 2006, resulting in less compensation recorded in 2006 than 2007 (4.5 months of expense in 2006 vs 9 months in 2007) even though the grant date value of the annual grants has remained the same.

Net interest income was $422,855 for the nine months ended September 30, 2007 compared to $583,175 for the nine months ended September 30, 2006, a decrease of $160,320 or 27%. This decrease resulted from lower cash balances, partially offset by a higher interest rate earned on our cash balances.

Our effective income tax rate for the nine months ended September 30, 2007 was 55% compared to 40% for the nine months ended September 30, 2006. Our statutory tax rate is 38.5% and consists of the Federal income tax rate of 34% and the North Carolina state income tax rate of 4.5%, net of the federal benefit. Our effective income tax rate is higher than our statutory rate primarily due to our inability to currently recognize an income tax benefit for our operating losses in Hong Kong and China. We cannot recognize the income tax benefit of our losses in Hong Kong and China due to the uncertainty of generating sufficient future taxable income in these tax jurisdictions to offset the existing losses. Our effective income tax rate is higher than the same period in 2006 primarily due to the tax effect of our non-U.S. operations being a larger percentage of U.S. pretax income and charges associated with the adoption of FIN 48 on January 1, 2007. Under the provisions of FIN 48, we recorded $109,000 of additional income tax during the nine months ended September 30, 2007. This charge increased the 2007 effective tax rate by 4%.

Liquidity and Capital Resources

At September 30, 2007, we had approximately $6.3 million of cash and cash equivalents and $34.0 million of working capital as compared to $13.8 million of cash and cash equivalents and $45.8 million of working capital at December 31, 2006. As further described below, cash and cash equivalents decreased during the nine months ended September 30, 2007 primarily as a result of $6.1 million of cash used in operations and the $1.4 million cash dividend distributed on June 15, 2007.

Our principal sources of liquidity are cash on hand and cash generated by operations. During the nine months ended September 30, 2007, $6.1 million of cash was used in operations primarily as a result of an $8.2 million increase in inventory and a $1.5 million decrease in accounts payable, partially offset by a $2.3 million decrease in accounts receivable and $1.1 million of net income. We intend to reduce inventory purchases in future periods to improve cash flow from operations.

We purchased $9.7 million of raw material during the nine months ended September 30, 2007. Management considers its investment in inventory essential to be able to meet the orders of its expanding customer base and to fulfill requests from our customers for consigned inventory. Our raw material inventories of SiC crystals are purchased under exclusive supply agreements with a limited number of suppliers. Because the supply agreements restrict the sale of these crystals to only us, the suppliers negotiate minimum purchase commitments with us that may result in periodic levels of inventories that are higher than we might otherwise maintain. These agreements coupled with lower than expected sales resulted in $24.3 million of our inventories being classified as long-term assets at September 30, 2007.

On June 6, 1997, we entered into an Amended and Restated Exclusive Supply Agreement with Cree. The exclusive supply agreement had an initial term of ten years that was extended in January 2005 to July 2015. In connection with the exclusive supply agreement, we have committed to purchase a minimum of 50% (by dollar volume) of our requirements for SiC crystals from Cree. If our orders require Cree to expand beyond specified production levels, we must commit to purchase certain minimum quantities. In December 2006, we agreed with Cree on a framework for purchases for 2007. Under the agreement, we agreed to purchase approximately $3.2 million of usable material for each quarter during 2007 at a price per gram that was approximately 10% over what we paid per gram in 2006. In August 2007, we entered into a letter agreement with Cree which amended and supplemented the December 2006 agreement. The new letter agreement reduces our commitment for purchases from Cree during the fourth quarter of 2007 from $3.2 million to approximately $1.7 million. The price per gram paid to Cree during the fourth quarter of 2007 will increase by 8% over the price paid during the first three quarters of 2007. During the three and nine months ended September 30, 2007, we purchased approximately $3.2 million and $9.7 million of raw material from Cree, respectively.

In February 2005, we entered into an Exclusive Supply Agreement with Norstel AB (formerly Jesperator AB) for the supply of SiC crystals for use in the manufacturing of moissanite jewels. In March 2007, we signed an amended agreement with Norstel AB that extended the term to December 31, 2009. Under the terms of the amended contract, our minimum commitment for 2007 through 2009 under the agreement is $7.8 million, of which approximately $465,000 will be expensed as research and development. This purchase commitment is contingent upon Norstel AB being able to deliver SiC crystals of acceptable quality in the amount committed. In addition, we have advanced $400,000 towards the purchase of certain equipment. This advance began to be repaid in January 2007 through a 20% reduction on the invoice for subsequent purchases of SiC crystals. The balance on the advance as of September 30, 2007 was $390,562. Effective October 1, 2007, pursuant to the amended agreement with Norstel AB, we began receiving a 35% reduction on the invoice for subsequent purchases of SiC crystals, and will continue to receive this reduction until the advance is repaid. The agreement provides us with an option to extend the term of the agreement for a four-year period. The minimum purchase commitment during 2007 was $1.6 million, of which approximately $275,000 would have been expensed as research and development. In October 2007, Norstel informed us that they do not expect to reach the minimum commitment amount for 2007. We now expect deliveries from Norstel during the fourth quarter of 2007 to be less than $400,000, of which $80,000 would be expensed as research and development. The total commitment under our agreement with Norstel will remain unchanged and Norstel has indicated that it expects that the shortfall of deliveries in 2007 will be made up in 2009. Purchases from Norstel during the three and nine months ended September 30, 2007 were approximately $2,000 and $47,000, respectively.

As of September 30, 2007, we had trade accounts receivable from our largest customer of $6.8 million. Of this amount, $4.7 million was past due. This customer has indicated that they are in the process of negotiating additional financing for their business and the owner has agreed to an unconditional personal guaranty on a portion of the receivable. Also, while not fully securing the receivable, there remains a security agreement in place giving us collateral in jewelry on consignment at certain retailers and all receivables due to this customer from a certain retailer. Based upon recent discussions with the customer, the written personal guaranty, the collateral, and the pending financing, we believe that the receivable ultimately will be fully collected. Based upon these considerations, we have not provided any specific bad debt reserve for this customer as of September 30, 2007.

Income tax payments for the nine months ended September 30, 2007 were $1.5 million. During the year ended December 31, 2006, we fully utilized our U.S. Net Operating Loss (“NOL”) carryforward. As a result, in 2006 we began making federal income tax payments for the tax year ended December 31, 2006. As of September 30, 2007, we have estimated our federal income tax liability to be $184,642. Prior to 2006, federal income tax payments were limited to alternative minimum tax payments. Depending on our levels of income in future periods, our cash flow from operations will be negatively impacted by increased tax payments over prior periods. As of December 31, 2006, we had a North Carolina NOL carryforward of approximately $4.4 million, which expires between 2012 and 2015. As of December 31, 2006, we also had a $4.1 million NOL carryforward in Hong Kong that can be carried forward indefinitely and $451,000 of a NOL carryforward in China that begins expiring in 2008.

Periodically, we sell jewels to customers on “memo” terms. For shipments on “memo” terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. We do not recognize revenue on these transactions until the earlier of (1) the customer informing us that they will keep the jewels or (2) the expiration of the memo period. Any jewels shipped to our customers on “memo” terms are classified as inventory on consignment on our consolidated balance sheets. The $2.0 million of inventory on consignment at September 30, 2007 represents potential revenue of approximately $6.7 million and potential gross profit of approximately $4.7 million based on the average cost per carat of inventory at September 30, 2007.

On April 24, 2007, we declared a $0.08 per share cash dividend distributed on June 15, 2007. Pursuant to this dividend, total cash of $1.4 million was distributed to shareholders. We expect to review the dividend policy on an annual basis and payment of future dividends will be dependent on the facts and circumstances at the time of that review.

In March 2006, the Board of Directors authorized a repurchase program for up to 1,000,000 shares of the Company’s common stock. This program expired in March 2007. There were 415,000 shares repurchased under the program at an average price of $9.78. All of these purchases occurred during the year ended December 31, 2006.

In April 2007, the Board of Directors authorized another repurchase program for up to 1,000,000 shares of the Company’s common stock. Repurchases can be made in the open market at prevailing prices or in privately negotiated transactions at prices at or below prevailing open market prices. This program expires in April 2008. There were no shares repurchased under this program during the three and nine months ended September 30, 2007.

Based on our cash and cash equivalents and other working capital and our forecasted sales, management believes that our existing capital resources are adequate to satisfy our capital requirements for at least the next 12 months and management does not believe that we will need additional sources of capital for the foreseeable future.

Newly Adopted Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which prescribed a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the de-recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006 so we adopted FIN 48 as of January 1, 2007. The cumulative impact of applying the provisions of FIN 48 is an adjustment to the opening balance of retained earnings. See Note 12 “Income Taxes” in the notes to our consolidated financial statements for more information.

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

(a) Evaluation of disclosure controls and procedures

As of September 30, 2007, the Company’s Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that the information that the Company is required to disclose in its Exchange Act reports was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Chief Executive Officer and Chief Financial Officer also concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings

On October 4, 2006, we received an English translation of an action filed on June 9, 2006 in the South Korean Intellectual Property Office by MC Lab Corporation. MC Lab Corporation was seeking invalidation of our current South Korean patent on the basis of an alleged lack of inventiveness as compared to certain prior art. In September 2007, the petition by MC Lab Corporation to invalidate our patent was dismissed. On September 29, 2007, MC Lab Corporation filed a Notice of Appeal with the Patent Court. Management believes that the South Korean patent was properly issued and we will continue to vigorously defend the action. We do not presently have material sales in South Korea and the decision will not be legally binding in any other jurisdiction.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Charles & Colvard did not make any purchases of its common stock during the three and nine months ended September 30, 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly-Announced Plan	Maximum Number of Shares That May Yet be Purchased Under the Plan (1)
July 1, 2007 – July 31, 2007	—	—	—	1,000,000
Aug 1, 2007 – Aug 31, 2007	—	—	—	1,000,000
Sept 1, 2007 – Sept 30, 2007	—	—	—	1,000,000
Total	—	—	—	1,000,000

(1)	In April 2007, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s common stock through open market or privately negotiated transactions at prices at or below prevailing prices. This plan expires in April 2008.

Item 6:	Exhibits

Exhibit No.	Description
3.2	Amended and Restated Bylaws of Charles & Colvard, Ltd., effective July 19, 2007, incorporated by reference to Exhibit 3.2 to Form 8-K, filed with the SEC on July 25, 2007.

10.102	Letter Agreement, effective August 1, 2007, between Cree, Inc. and Charles & Colvard, Ltd., incorporated by reference to Exhibit 10.102 to Form 8-K, filed with the SEC on August 16, 2007.*

10.103	Amendment to Employment Agreement of Robert S. Thomas, dated August 28, 2007, incorporated by reference to Exhibit 10.103 to Form 8-K, filed with the SEC on August 31, 2007.

10.104	Amendment to Employment Agreement of James R. Braun, dated August 28, 2007, incorporated by reference to Exhibit 10.104 to Form 8-K, filed with the SEC on August 31, 2007.

10.105	Amendment to Employment Agreement of Dennis M. Reed, dated August 28, 2007, incorporated by reference to Exhibit 10.105 to Form 8-K, filed with the SEC on August 31, 2007.

10.106	Personal Guaranty Agreement, dated October 23, 2007, executed by Klaus Jung in favor of Charles & Colvard, Ltd., incorporated by reference to Exhibit 10.106 to Form 8-K, filed with the SEC on October 26, 2007.

10.107	Amendment to Employment Agreement of Carl Mielke, dated August 28, 2007.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Charles & Colvard, Ltd.

Date: November 8, 2007	/s/ Robert S. Thomas
Robert S. Thomas
Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2007	/s/ James R. Braun
James R. Braun
Vice President of Finance & Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

EXHIBIT INDEX

3.2	Amended and Restated Bylaws of Charles & Colvard, Ltd., effective July 19, 2007, incorporated by reference to Exhibit 3.2 to Form 8-K, filed with the SEC on July 25, 2007.

10.102	Letter Agreement, effective August 1, 2007, between Cree, Inc. and Charles & Colvard, Ltd., incorporated by reference to Exhibit 10.102 to Form 8-K, filed with the SEC on August 16, 2007.*

10.103	Amendment to Employment Agreement of Robert S. Thomas, dated August 28, 2007, incorporated by reference to Exhibit 10.103 to Form 8-K, filed with the SEC on August 31, 2007.

10.104	Amendment to Employment Agreement of James R. Braun, dated August 28, 2007, incorporated by reference to Exhibit 10.104 to Form 8-K, filed with the SEC on August 31, 2007.

10.105	Amendment to Employment Agreement of Dennis M. Reed, dated August 28, 2007, incorporated by reference to Exhibit 10.105 to Form 8-K, filed with the SEC on August 31, 2007.

10.106	Personal Guaranty Agreement, dated October 23, 2007, executed by Klaus Jung in favor of Charles & Colvard, Ltd., incorporated by reference to Exhibit 10.106 to Form 8-K, filed with the SEC on October 26, 2007.

10.107	Amendment to Employment Agreement of Carl Mielke, dated August 28, 2007.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.