Form 10-K
period 2007-12-31
CHARLES & COLVARD LTD
filed 2008-03-11
CIK 1015155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒     Non-accelerated filer  ☐

(Do not check if a smaller reporting company) Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2007, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant was $79,780,472 based on the closing sales price as reported on the NASDAQ Global Select Market (formerly known as the NASDAQ National Market).

As of February 29, 2008, there were 18,106,526 outstanding shares of the Registrant’s common stock.

DOCUMENT INCORPORATED BY REFERENCE

Certain portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on May 19, 2008 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

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

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future. You should be aware that although the forward-looking statements included herein represent management’s current judgment and expectations, our actual results may differ materially from those projected, stated or implied in these forward-looking statements as a result of many factors, including, but not limited to any trends in the general economy that would adversely affect consumer spending, a further decline in our sales, dependence on Cree, Inc as the current supplier of most of the raw material, ability to develop a material second source of supply, dependence on a limited number of customers, dependence on consumer acceptance of the Company’s products, risks of conducting operations in foreign countries and our dependence on third parties. These and other risks and uncertainties, many of which are addressed in more detail below in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” could cause our actual results and developments to be materially different from those expressed or implied by any of these forward-looking statements. We undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur except as required by the federal securities laws, and you are urged to review and consider disclosures that we make in our reports that we file with the Securities and Exchange Commission, including this Annual Report on Form 10-K, that discuss other factors relevant to our business.

Part I

ITEM 1.	BUSINESS

Introduction

We are Charles & Colvard, Ltd., a North Carolina corporation founded in 1995 (the “Company” or “Charles & Colvard,” which may be referred to as “we,” “us” or “our”) that manufactures, markets and distributes Charles & Colvard created Moissanite jewels (also called “moissanite” or “moissanite jewels”) for sale in the worldwide jewelry market. Moissanite, also known by its chemical name, silicon carbide (SiC), is a rare, naturally occurring mineral found primarily in meteors. As the sole manufacturer of scientifically-made moissanite jewels, we are creating a unique brand image which positions moissanite as a jewel in its own right, distinct from all other jewels based on its fire, brilliance, luster, durability and rarity.

Our moissanite jewels are made from SiC crystals. We obtain the majority of our SiC crystals from Cree, Inc. (“Cree”). In February 2005, we established a new relationship for the supply of SiC crystals with Norstel AB, a Swedish Company (“Norstel”), that has demonstrated an ability to produce suitable SiC crystals in limited quantities. We have certain exclusive supply rights with Cree and Norstel for SiC crystals to be used for gemstone applications.

We operate as a single business segment. We began shipping moissanite to U.S. retail jewelers and international distributors during 1998. During 2000, we changed our U.S. distribution model to sell through jewel distributors and jewelry manufacturers rather than direct to retail stores. U.S. sales have been 82%, 88%, and 93% of total sales for the years ended December 31, 2007, 2006, and 2005, respectively.

As part of the change in our U.S. distribution model in the year 2000, we entered into distribution agreements with each of Stuller Settings, Inc. (“Stuller”) and Rio Grande, two of the largest suppliers of jewelry-related products to the jewelry industry, for the North American distribution of moissanite. We have also entered into manufacturing agreements with domestic jewelry manufacturers, including Reeves Park and Samuel Aaron International (“SAI”). Our three largest customers in 2007 (Reeves Park, SAI, and Stuller) collectively represented 53% of our total sales. The leading sellers of moissanite jewelry at retail are JCPenney, Finlay, Helzberg and Kohl’s.

After establishing profitability in 2001, our strategy has been to achieve sales growth and maintain profitability. We achieved both of those goals in each year from 2002 through 2005 as sales grew from $11.5 million in 2001 to $43.5 million in 2005, and operating income grew from $0.9 million in 2001 to $9.1 million in 2005. Our annual sales declined to $40.7 million during 2006 and to $27.8 million during 2007 primarily due to lower stocking orders to support new retail distribution and slower sell through at the retail level than anticipated resulting in large inventory levels at the retailers. Our net income did increase in 2006 to $6.1 million, but decreased during 2007 to a loss of $24,424 primarily as a result of lower sales and $1.2 million of bad debt expense. It is our goal in 2008 to increase revenue and return to profitability by increasing awareness and demand for moissanite jewelry. Our results of operations are discussed in more detail under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Please refer to the Balance Sheets and Statements of Operations included in Item 8 of this report for information regarding our total assets, revenue from operations and net income.

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

The following table compares the physical properties of moissanite jewels with other fine gemstone materials:

Comparison Chart (1)

Description	Refractive Index	Dispersion	Luster	Hardness (Mohs Scale)(2)	Toughness
Charles & Colvard created Moissanite(3)	2.65 - 2.69	0.104	20.4%	9 1/4	Excellent
Diamond	2.42	0.044	17.2%	10	Good	*
Cubic Zirconia (CZ)	2.17	0.060	13.6%	8 1/2	Good
Ruby	1.77	1.018	7.7%	9	Excellent	**
Sapphire	1.77	0.018	7.7%	9	Excellent	**
Emerald	1.58	0.014	5.1%	7 1/2	Good to Poor

*	In cleavage direction, otherwise excellent
**	Except twinned stones
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

Products and Product Development

Moissanite Jewels. We primarily sell near-colorless moissanite jewels cut in a variety of shapes including round, square brilliant, radiant, cushion, oval, marquise, pear, baguette, rose, and heart in sizes ranging from 2 to 12mm (approximately 0.03 to 5.3 carats). We distribute a limited quantity of green moissanite jewels to evaluate the market potential of colored moissanite. We may elect to offer, from time to time, additional cuts, sizes and colors of moissanite jewels.

During 2004, we purchased approximately $6.0 million of raw materials. To accommodate our need for additional inventory of selected shapes and sizes and to support anticipated growth, raw material purchases increased to approximately $11.5 million and $14.7 million in 2005 and 2006, respectively. Our growth has not expanded as fast as we anticipated and we reduced raw material purchases to $11.5 million in 2007. We expect to further reduce raw material purchases in 2008. As discussed in more detail below, we expect total purchases during 2008 to be approximately $4.0 million, with $2.8 million purchased from Cree and $1.2 million purchased from Norstel.

Amended and Restated Exclusive Supply Agreement with Cree. In June 1997, we entered into an Amended and Restated Exclusive Supply Agreement (“Exclusive Supply Agreement”) with Cree pursuant to which we have agreed to purchase from Cree at least 50%, by dollar volume, of our SiC crystal requirements for the production of gemstones in each calendar quarter during the term of the Agreement and Cree has agreed to supply this amount of crystals to us. Although we signed an agreement in February 2005 with Norstel for the purchase of SiC crystals as further described below, the quantities received from Norstel through 2007 have been less than 1% of total annual purchases. Although we expect purchases from Norstel during 2008 to significantly increase as a percentage of total purchases, we remain dependent on Cree for the majority of our supply of lab-grown SiC crystals until Norstel can deliver an increased quantity of crystals.

We are obligated to purchase a minimum quantity of usable material on a quarterly basis if Cree meets certain minimum quality levels. We purchased from Cree approximately $11.4 million, $14.6 million, and $11.5 million of SiC Crystals during 2007, 2006, and 2005, respectively. We anticipate purchasing approximately $2.8 million from Cree in 2008. Our price per gram for purchases from Cree during 2008 is increasing by approximately 22% over what we paid per gram in the fourth quarter of 2007 and 33% over what we paid per gram during the first three quarters of 2007.

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

Exclusive Supply Agreement with Norstel. In February 2005, we entered into an Exclusive Supply Agreement with Norstel (formerly Jesperator AB) for the supply of SiC crystals for use in the manufacturing of moissanite jewels. The agreement gives us the exclusive right to purchase SiC crystals from Norstel for the purpose of fabricating, distributing or selling faceted jewels. In March 2007, we signed an amended agreement with Norstel that extended the term to December 31, 2009. We are currently negotiating another amendment to our contract with Norstel that will further extend the term of our agreement and reduce our purchase commitments for 2008 and 2009, while increasing the total purchase commitment over the length of the contract. Under the terms of the March 2007 amendment, our purchase commitment to Norstel is $2.4 million for 2008 and $3.0 million for 2009. This purchase commitment is contingent upon Norstel being able to deliver SiC crystals of acceptable quality in the amount committed. Based on the current negotiations with Norstel, we currently expect our commitment to Norstel to be for $1.2 million of SiC crystals in 2008 with undetermined amounts in future years. We purchased $119,000 of SiC crystals from Norstel during 2007 and Norstel has not yet proven that it has the capability of producing significantly greater quantities of materials of suitable quality and sizes. Of the amount purchased in 2007, $41,000 was expensed as research and development costs. We do not anticipate any future research and development costs under the agreement with Norstel. In addition, we have advanced $400,000 to Norstel for the purchase of certain equipment. This advance began to be repaid in January 2007 through a 20% reduction on the invoice for subsequent purchases of SiC crystals. Effective October 1, 2007, pursuant to the amended agreement with Norstel, we began receiving a 35% reduction on the invoice for subsequent purchases of SiC crystals, and will continue to receive this reduction until the advance is repaid. Our current negotiations with Norstel may result in a reduction of this percentage from the 35% level. The balance on the advance as of December 31, 2007 was $365,390. The agreement provides us with an option to extend the term of the agreement for a four-year period.

Intellectual Property

We have U.S. product and method patents for moissanite jewels, expiring in 2015, under which we have broad, exclusive rights to manufacture, use and sell moissanite jewels in the United States. We have these same patents in a number of foreign jurisdictions. In addition, we have certain trademarks and pending trademark applications that support the Charles & Colvard moissanite branding strategy. Although we intend to enforce our patent and trademark rights, we cannot be sure that such actions will be successful, that any additional patents will be issued, that any issued patent will not be challenged, invalidated or circumvented or that any issued patent will have any competitive or commercial value.

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

On October 4, 2006, the Company received an English translation of an action filed on June 9, 2006 in the South Korean Intellectual Property Office by MC Lab Corporation. MC Lab Corporation sought invalidation of the Company’s current South Korean patent on the basis of an alleged lack of inventiveness as compared to certain prior art. In September 2007, the petition by MC Lab Corporation to invalidate our patent was dismissed. On September 29, 2007, MC Lab Corporation filed a Notice of Appeal with the Patent Court. Management believes that the South Korean patent was properly issued and we will continue to vigorously defend the action. We do not presently have material sales in South Korea and the decision will not be legally binding in any other jurisdiction.

Manufacturing

The production of moissanite jewels includes the following steps:

•	growing SiC crystals;

•	designing shapes with proportions unique to moissanite jewels;

•	cutting crystals into preforms that will yield jewels of an approximate carat weight and millimeter size;

•	faceting preforms into jewels; and

•	inspecting, sorting and grading faceted jewels.

Growth of SiC Crystals. Cree has grown the majority of our SiC crystals in accordance with the terms of the Exclusive Supply Agreement. Under the Exclusive Supply Agreement, Cree is required to sell to us all of the crystals grown in a specified number of crystal growth systems without charging us for such crystal growth systems. In addition, Cree must sell to us all the crystals grown in the crystal growth systems acquired by us from Cree, unless Cree’s capacity exceeds our then-current needs, in which case Cree may sell SiC crystals produced by these systems to any of its other customers for any use other than moissanite jewel applications. We may increase our production capacity from Cree upon appropriate notice to Cree. If we order a quantity of crystals that will require Cree to acquire additional crystal growth systems, Cree may elect, in its sole discretion, to have us purchase the additional growth systems that will be needed or to fund the costs on its own and recoup its costs by incorporating the costs of the systems into the cost of the SiC crystals sold to us.

We routinely evaluate the yield and quality of saleable moissanite jewels from SiC crystals being produced by Cree. The yield of saleable moissanite jewels from each crystal is the most significant factor affecting the volume and cost of moissanite jewels available for sale. Yield of saleable moissanite jewels is dependent on the quality of the crystals. Improvements in crystal quality increase the volume, or yield, of moissanite jewels from a crystal and decrease the cost of each moissanite jewel produced. Improvements in crystal quality have contributed to our increased gross profit margin percentage over the past five years. Variations in crystal quality can adversely affect our gross margin percentage. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Designing Shapes with Proportions Unique to Moissanite Jewels. Maximizing the light reflected from a faceted moissanite jewel requires the design of shapes with unique proportions and angles. We create proprietary designs, using computer modeling, to display the maximum light reflection based on the optical properties (i.e., refractive index, dispersion and luster) of moissanite jewels. The first shape we developed applying these computer models was a moissanite version (unique facet angles and proportions) of the standard round brilliant cut. More recently, we have designed modified square brilliant and modified round brilliant shapes. We believe these proprietary designs are the basis for the superior optical performance quality observed in faceted moissanite jewels.

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

Faceting Moissanite Jewels. The faceting of preforms is a critical stage in obtaining quality jewels. The techniques and skills used in faceting moissanite jewels differ somewhat from those used in faceting diamonds and other gemstones. We currently outsource the faceting of our moissanite jewels, other than faceting for small special orders or research and product development purposes, which we conduct internally. During 2008, we intend to continue to outsource faceting services to our existing suppliers, and we will depend on their ability to provide an adequate quantity of quality faceted moissanite jewels. We cannot be sure that they will be able to continue to produce our quality specifications for faceting and meet our quantity and time requirements. Currently, we have three suppliers of volume faceting services, all of which are located in Asia, and we have been satisfied with the capabilities and performance of each of these suppliers. The majority of our faceting services currently are provided by John M. Bachman, Inc. (“JMB”), as discussed below.

In 1997, we entered into a multi-year agreement with JMB. We have a right of first refusal to acquire any excess gemstone cutting capacity from JMB’s affiliate and any equity securities offered by JMB or its affiliate. Our agreement with JMB expires March 31, 2008; however, we have the right to terminate the agreement at any time upon 90 days written notice. Under this agreement, JMB has agreed to grant, and to cause its affiliates to grant, to us a perpetual, non-exclusive, royalty-free license to use any inventions or proprietary information developed by or for JMB or its affiliates that is useful in the faceting of moissanite jewels. We are currently working on a new agreement with JMB that is anticipated to extend the term and reduce our monthly faceting levels.

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

Marketing and Distribution

Marketing

Domestic. While our primary consumer market consists of women purchasing moissanite jewelry for themselves, there is a growing opportunity in promoting it as a gift. At the consumer level, Charles & Colvard has positioned moissanite jewelry as the perfect reward or indulgence for women to purchase for themselves in celebrating a personal or professional milestone, achievement or important life event. In 2004 through 2007, we delivered this message through Internet-based and search optimization marketing, fashion, lifestyle and consumer magazine advertisements and through supporting retailers with newspaper ads, select broadcast, out-of-home/outdoor and point-of-purchase marketing. In 2008, we plan to continue marketing moissanite as a unique jewel with brilliance and fire unmatched by any gemstone and positioning it as a perfect self-indulgence or gift. We will continue delivering this message through similar marketing and advertising vehicles.

We believe our marketing and advertising has continued to strengthen the image and reputation of our brand, Charles & Colvard, and our product, moissanite jewels. Research conducted by independent sources indicates that moissanite awareness among U.S. women has increased from 7.8% in January 2006 to 10.5% in January 2007 and continued at 10.5% in January 2008, with higher levels of interest, shopping, and ownership than in January 2007. In October 2007, a new study showed the awareness level of moissanite at nearly 20%. We intend to conduct further comparative research in October 2008 to develop a clearer understanding of this seasonal variation.

In 2004 through 2007, our marketing message to the jewelry trade positioned moissanite jewelry as a new jewelry category which provided a profitable business opportunity (new customer base, higher average retail sales per item, healthy margins, and a new incremental category). We plan to continue marketing this message to the jewelry trade in 2008 via the key trade publication, National Jeweler. We believe that trade public relations will continue to generate editorial interest and coverage about moissanite and its positive impact to the trade.

In 2007 we continued to support our existing customers and moissanite retailers with marketing collateral, advertising, and public relations efforts. We believe our retailer marketing support program has resulted in a consistent and positive moissanite message to both consumers and the jewelry trade. We plan to continue supporting our retailers in 2008 with various marketing programs to include such media vehicles as newspaper advertising, retailer tagging in consumer magazines, marketing collateral, point-of-purchase materials and sales associate training designed to increase moissanite jewelry sales.

Public relations activities are an important component of our marketing strategy and are integral to supporting the launch of new moissanite retailers. Our ongoing key public relations activities (in 2007 and going forward) include the following:

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

Our marketing and public relations efforts in 2008 will focus on increasing moissanite awareness, interest and purchase intent at the consumer level, which we believe will increase demand for moissanite jewels. We intend to continue consumer advertising, promotion, product placement opportunities, sponsorship opportunities and an expanded publicity/public relations effort, continuous sales training for the sales associates at the retail level, and individually tailored sales and marketing programs designed for specific retailers in order to increase moissanite awareness and moissanite jewelry purchases by consumers.

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

Trade Shows. Charles & Colvard will continue to participate in the leading jewelry trade shows, worldwide, as either a sponsor, exhibitor or a participant assisting our manufacturing clients. In 2007, we exhibited in Baselworld 2007 in Switzerland, Hong Kong Jewellery Show and the JCK Las Vegas show. We also participated in the Great Britain Jewellery Fair in Birmingham, UK and attended the Jewelers of America shows in New York during 2007. In 2008, Charles & Colvard will exhibit at Baselworld, JCK Las Vegas, and the Hong Kong Jewellery Shows and we will assist our manufacturing clients as a participant in other domestic and international jewelry trade expositions.

In 2007, Charles & Colvard participated as a major sponsor of a significant jewelry trade event: CIBJO: The World Jewellery Confederation in South Africa. Charles & Colvard will continue its sponsorship of the CIBJO conference scheduled in 2008 to be held in Dubai.

Distribution

According to preliminary estimates provided by the International Diamond Exchange, the consumer market in 2007 for jewelry sales in the United States was approximately $65 billion.

Domestic. Traditionally, consumers have purchased jewelry through independent and chain jewelry stores and department stores. However, in the past two decades, the once thought of as non-traditional distribution channels: catalog showrooms, mass-market discounters, price clubs, mail order, TV shopping channels and electronic commerce on the Internet have emerged as significant channels. Independent consumer awareness research surveys have echoed the importance of on-air broadcast and the Internet as marketing and sales delivery vehicles. Today, moissanite jewelry is sold to consumers through a broad range of channels: single- and multiple-location independent jewelry stores, jewelry store chains, online, TV shopping channels, department stores, and in catalogs. We believe that moissanite is best sold through retail channels in which the retailer has an adequate opportunity to effectively educate the consumer on moissanite’s unique qualities.

In order to more rapidly expand the distribution of moissanite, in May 2000 we transitioned from selling moissanite jewels directly to independent retail jewelers to allowing independent retail jewelers to access loose moissanite jewels and moissanite jewelry through two established jewelry distributors, Stuller and Rio Grande. Additionally, we have entered into arrangements with several jewelry manufacturers, most notably Reeves Park, SAI, and Richline DBA Alarama (“Alarama”), that design and manufacture lines of jewelry containing moissanite jewels. Jewelry retailers have access to loose moissanite jewels from Stuller and Rio Grande and to jewelry containing moissanite jewels from Stuller, Reeves Park, SAI, Alarama, and other jewelry manufacturers.

We believe that moissanite jewels provide retailers with an opportunity to earn a profit margin from the moissanite jewelry category that compares favorably to other jewelry products and allows retailers to distinguish our product line from other jewelry in the highly competitive retail jewelry market. We also believe moissanite jewelry provides retailers with an opportunity to appeal to the self-purchasing female market that typically spends disposable income on other products such as shoes, handbags and other indulgences and moissanite jewelry offers retailers with another jewelry alternative in the gift category. We believe moissanite jewelry margins create incentives for retailers to maximize their sales and promotional efforts, resulting in additional consumer demand for our moissanite jewels.

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

By combining the manufacturers’ strength of jewelry design and program execution with our beautiful jewel, our distribution message is that we can provide a compelling revenue pipeline to retailers. Several manufacturers successfully introduced or expanded their distribution of moissanite with multi-door chains. During 2007, we expanded our program to all 925 Kohl’s doors, expanded our presence on TV shopping with 18 hours at the Home Shopping Network (“HSN”) compared to 9 hours in 2006, secured chain-wide distribution at all stores with full service jewelry departments at Belk (144 doors) and the Army Air Force Exchange System (“AAFES”) (128 doors) and expanded our internet presence with Amazon.com. Based on test distribution of moissanite jewelry during 2006 and 2007 at Gordon’s, Zales Canada, and Sears, these retailers will not have a moissanite jewelry program in 2008. While we did lose distribution at certain retailers during 2007, the overall number of stores carrying moissanite has increased due to the Kohl’s rollout. At December 31, 2007, chains with greater than 50 stores that sell moissanite jewelry are JCPenney, Finlay, Kohl’s, Helzberg Jewelers, AAFES and Belk.

Our two largest customers, Reeves Park and SAI, accounted for 20%, and 19% of our sales during 2007, respectively. Our third largest customer, Stuller accounted for 14% of our sales during 2007 and is our biggest supplier to independent retail jewelers. K&G Creations represented 11% of our 2007 sales, however, we have terminated our manufacturing agreement with K&G Creations and K&G Creations is not expected to be a manufacturer of moissanite jewelry in 2008. We have worked with the retailers previously supplied by K&G Creations to establish relationships with new manufacturers. As the transition is made to new manufacturers, we will likely see a short term negative impact on our results of operations. While we believe our current relationship with our three largest customers is good, and alternate manufacturers and distributors are available to serve their customer base, a loss of these customers could cause a material adverse effect on our results of operations in a particular period. We expect that, at least over the short term, we will remain dependent on our ability and that of our manufacturing customers to maintain and enhance their retail programs.

We believe that we have developed a testing template that can enable us to successfully introduce moissanite jewelry at new points of distribution. Generally, we seek to participate with the retailers in training their sales and marketing personnel in moissanite sales positioning and strategies and in working with them to create focused advertising and promotional efforts to publicize “trunk shows” and other special sales events at the test store locations. In addition, to facilitate new distribution, we have allowed inventory to be taken on a consignment basis. Charles & Colvard recognizes revenue on consignment shipments on the earlier of the sale of the jewelry by the retailer or the retailer or manufacturer agreeing to take ownership of the jewels without recourse. Of the $1,763,000 of inventory on consignment at December 31, 2007, the Company expects $641,000 on consignment with K&G to be returned. The remaining $1,122,000 is on consignment primarily with three customers and represents potential revenue of $3,600,000 and potential gross profit of $2,478,000 based on the average cost per carat of inventory at December 31, 2007.

We believe that our sales on television shopping channels demonstrated that the consumer understands the value and beauty of our jewel and has resulted in increased interest from key traditional jewelry retailers such as those described above. We will also continue to seek or expand into channels such as independent jewelry retail stores, catalog, showrooms, mail order, TV shopping channels, Internet, department store, specialty stores and mass retail. We believe that the growing consumer acceptance of moissanite will allow Charles & Colvard to expand into these various channels. As we expand, we will manage the issues surrounding the multiple channel distribution method with the need for a consistent brand-building program.

International. While we have focused most of our resources on the domestic market, we have continued to invest in certain international markets that we believe have the most potential with respect to acceptance and sales of the moissanite jewel. In October 2000, we established a wholly-owned subsidiary in Hong Kong, Charles & Colvard (HK) Ltd., for the purpose of gaining better access to the Far Eastern markets. The importance of having a presence in this market is twofold: Hong Kong is the headquarters city for a very large number of jewelry manufacturing companies with sales and distribution worldwide, and Hong Kong is the gateway to the markets of mainland China. To enhance our presence in this market, we established a controlled company in China in August 2003 called Guangzhou Charles & Colvard Trading Limited. During 2007, foreign sales were 18% of our total sales. More details on our financial information by geographic area is included in Note 1 to our consolidated financial statements included in Item 8 of Part II of this annual report on Form 10-K.

We currently have distributors for moissanite jewels covering substantially all of Western Europe, Australia, India and certain countries in Southeast Asia and the Middle East. We have approximately 30 international distributors and intend to increase this number. All sales to international customers are denominated in U.S. dollars. Generally, we require full payment before merchandise is shipped to these customers. However, once a customer has established a purchase history, we may grant payment terms to our international customers. Export sales aggregated approximately $5.0 million, $4.7 million, and $3.2 million in 2007, 2006, and 2005, respectively. It should be noted that a portion of our international sales is due to jewels sold internationally that are re-imported to North American retailers.

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

We are subject to the risks associated with doing business in international distribution channels. Please refer to “Item 1A Risk Factors” of this annual report on Form 10-K for more details on these risks.

Seasonality

Retail sales of moissanite jewelry are significantly greater during the Christmas and holiday season. Because we sell direct to manufacturers and distributors, our sales to support the holiday season take place during the third and beginning of the fourth calendar quarters, depending on the level of advance planning and production our customers undertake. The second half of each year accounted for 52%, 59%, and 53% of our sales during the years ended December 31, 2007, 2006 and 2005, respectively. The effect of seasonality on our business depends on the timing of orders we receive to support new or expanded distribution and the level of inventory maintained by our customers, which could significantly affect our sales in a given quarter, regardless of seasonality.

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

Our standard payment terms are generally between 30 and 60 days for jewel distributors and generally between 60 to 90 days for jewelry manufacturers. In some circumstances, we may extend terms longer than 90 days. We extend credit to our customers based upon an evaluation of the customer’s financial condition and credit history and generally do not require collateral. We believe that our payment terms are consistent with the payment terms offered in the jewelry industry.

The Company’s return policy is that jewels can only be returned for credit within 30 days of shipment and must be returned for a valid reason (e.g. quality problems or a shipment of the wrong jewels). Some customers, however, have a contractual right to return a certain percentage of sales for any reason. We have established an allowance for returns based on our historical return rate, which takes into account any contractual return privileges granted to our customers. Periodically, we sell jewels to our customers on “memo” terms. For shipments on memo terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. Our customers are generally required to make payments on memo shipments within 30 days upon the customer informing us that they will keep the jewels. Accordingly, we do not recognize revenue on these memo transactions until the earlier of (1) the customer informing us that they will keep the jewels or (2) the expiration of the right of return period. Of the $1,763,000 of inventory on consignment at December 31, 2007, the Company expects $641,000 on consignment with K&G Creations to be returned. The remaining $1,122,000 is on consignment primarily with three customers and represents potential revenue of $3,600,000 and potential gross profit of $2,478,000 based on the average cost per carat of inventory at December 31, 2007.

Competition

Gemstone materials can be grouped into three types:

•	natural gemstone, which is found in nature;

•	synthetic gemstone, which has the same chemical composition and essentially the same physical and optical characteristics of natural gemstone but is created in a lab; and

•	simulated or substitute material, which is similar in appearance to natural gemstone but does not have the same chemical composition nor physical or optical characteristics.

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

The worldwide market for large, uncut high-quality natural diamonds is significantly consolidated and controlled by DeBeers (headquartered in London), Alrosa (Russia), Rio Tinto (Australia) and BHP (Canada). These companies have a major impact on the worldwide supply and pricing of natural diamonds at both the wholesale and retail levels. Diamond producers may undertake additional marketing or other activities designed to protect the diamond jewelry market against sales erosion from consumer acceptance of moissanite jewels.

We may also face competition from treated and synthetic diamonds. Treated diamonds, which are natural diamonds with imperfections or flaws that have been altered in some manner to enhance their appearance, have been available for the past 20 years in the jewelry industry and are generally less expensive than diamonds of similar size, cut and color which have not been altered. Synthetic diamonds are also available in the marketplace and are produced for jewelry applications available to consumers, however, most synthetic diamonds that are sold today are in the yellow color range. Although we believe that colorless gemstone-quality synthetic and treated diamonds presently cannot be produced at prices competitive with those currently offered for our near-colorless moissanite jewels, there can be no assurances that such competitive prices cannot be achieved in the future by the producers of either or both of synthetic and treated diamonds. The primary producers of synthetic diamonds used for industrial applications are DeBeers, Sumitomo and GE. There are also a number of Russian producers of synthetic diamonds for industrial uses. In addition, companies such as the Gemesis Corporation, Chatham and Apollo Diamonds are synthesizing diamonds, in limited quantities, limited carat sizes and in limited ranges of color. Synthetic diamond films can be grown at commercially viable prices in thicknesses that can be applied to various surfaces such as other synthetic materials.

Although we believe that our products have a proprietary position, we could face competition from other companies that develop competing SiC technologies. Some of these technologies could be developed by producers of SiC used for other industrial applications. Manufacturers of industrial SiC products include The Carborundum Corporation, for abrasive uses, and Cree, Siemens AG, Norstel, Bridgestone ABB,

Dow Chemical, SiC Crystal AG, and Northrup Grumman Corporation, for semiconductor uses. We believe that Cree and Norstel are currently the only suppliers of SiC crystals in colors, sizes and volumes suitable for gemstone applications. It is possible, however, that these or other producers of SiC could develop SiC crystals suitable for gemstone applications and produce moissanite jewels until we could obtain judicial enforcement of our patent rights.

We may also face competition from synthetic cubic zirconia, the principal existing diamond simulant and, to a lesser degree, other synthetic gemstones. The largest producer of synthetic cubic zirconia gemstones is Signity. In addition, there are a significant number of other producers of jewelry containing synthetic gemstones. Three of the largest retailers of synthetic cubic zirconia jewelry in the United States are QVC, HSN and Wal-Mart. Some of the major retailers of synthetic cubic zirconia, including QVC, have captive manufacturing divisions that produce synthetic cubic zirconia jewelry. These producers and sellers may see their markets being eroded by the introduction of our moissanite jewels. We believe that the substantially lower price of these products is the primary basis upon which they will compete with our moissanite jewels.

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

Employees

At February 29, 2008, we had 62 employees. We believe that our future prospects will depend, in part, on our ability to retain our current employees and to obtain additional management, marketing, sales, manufacturing, scientific and technical personnel. Competition for such personnel is substantial, and the number of persons with relevant experience in the jewelry industry is limited. None of our employees are represented by a labor union. We believe that our employee relations are good.

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

A prolonged economic downturn could adversely affect our business and our results of operations. The jewelry retail industry may be experiencing sluggish growth as a result of declining consumer confidence and general economic pressures on consumer spending. Luxury products, such as fine jewelry, are discretionary purchases for consumers. A reduction in consumer discretionary spending affects our industry more significantly than many other industries. Economic factors outside of our control could affect consumer discretionary spending, including the financial markets, consumer credit availability, prevailing interest rates, energy costs, employment levels, salary levels and tax rates. Any persistent reduction in discretionary consumer spending could materially adversely affect our business and financial condition.

A further decline in sales could have a material adverse effect on us and our results of operations. Our annual sales declined from $43.5 million in 2005 to $40.7 million in 2006 and $27.8 million in 2007. A further decline in sales could adversely affect our relationships with our suppliers and distributors and adversely affect our ability to retain key employees. Due to the large inventory position we currently have, we plan to reduce our manufacturing levels in future years until our inventory position is more in line with our needed supply. We have already reduced our 2008 raw material purchase commitment with Cree and are in negotiations to reduce our 2008 commitment to Norstel. We expect to purchase approximately $4.0 million of SiC crystals in 2008, down from $11.5 million in 2007. We have no assurance that the quality of the raw material crystals we receive will not be affected by the reduced purchase levels or that our raw material suppliers will be able to timely deliver increased quantities to us should we require a return to a higher level of purchases. Additionally, due to our lower purchase commitments, we have experienced price increases that will affect future gross margin percentages. The reduction in raw material purchases could have a negative long-term impact on our relationships with our suppliers.

In addition, we intend to significantly reduce the amount of jewels we facet during 2008. We believe our primary supplier of faceting services, JMB, is substantially dependent on our business to fund its operations. We can not be assured that JMB will be able to continue in business with our reduced faceting levels. If JMB were to go out of business, we would need to increase the capacity for faceting moissanite jewels at the other two suppliers of this service. We have no assurance that these other suppliers of faceting services could meet our demand for increased capacity on a timely basis or that we will not experience increased prices for our faceting services.

We expect to remain dependent upon Cree for the supply of most of our SiC crystals for the foreseeable future. Cree has certain proprietary rights relating to its process for growing large single crystals of SiC and its process for growing colorless SiC crystals. Under our Exclusive Supply Agreement with Cree, we are obligated to buy from Cree, and Cree is obligated to sell to us, at least 50%, by dollar volume, of our requirements for SiC material for the production of gemstones in each calendar quarter. In February 2005, we entered into an Exclusive Supply Agreement with Norstel, which was amended in March 2007. The quantities of SiC crystals received from Norstel through 2007 have been less than 1% of total annual purchases. Our ability to decrease our reliance on Cree, in the short term, is contingent on Norstel being capable of producing quality crystals in higher quantities than it has in the past. Although we expect purchases from Norstel during 2008 to significantly increase as a percentage of total purchases, we remain dependent on Cree for most of our supply of lab-grown SiC crystals.

While Cree has improved its production processes and is currently producing SiC crystals sufficient to meet our requirements, we have experienced difficulties in the past in obtaining crystals from Cree in the quality, sizes and volumes that we desired. There can be no assurance that Cree will be able to continue to produce and supply us with SiC crystals of sufficient quality, sizes and volumes that we desire nor that we will successfully negotiate purchase commitments that enable us to manage our inventories and raw material costs effectively. In addition, although Norstel represents a potential additional source of supply, Norstel has not yet proven to have the capability to produce significant quantities of SiC crystals of suitable quality and sizes, and there can be no assurance that it will ever develop these capabilities. Through the first two months of 2008, Norstel has delivered $96,000 of SiC crystals compared to $119,000 delivered during all of 2007.

For the sale of our jewels in North America, we are substantially dependent on Reeves Park, Samuel Aaron International and Stuller Settings, Inc., as well as a limited number of other distributors and jewelry manufacturers. We anticipate that the majority of the moissanite jewels that we sell in North America will be distributed through Reeves Park, SAI, and Stuller, as well as a limited number of other manufacturers and distributors, and therefore, we are substantially dependent upon these companies for distribution of moissanite jewels in North America. During the year ended December 31, 2007, Reeves Park, SAI, and Stuller accounted for 20%, 19%, and 14% of total sales, respectively. During the year ended December 31, 2007, K&G Creations represented 11% of our total sales. We have terminated our manufacturing agreement with K&G Creations and K&G Creations is not expected to be a manufacturer of moissanite jewelry in 2008. We are working with the retailers previously supplied by K&G Creations to establish relationships between those retail accounts and new manufacturers, and likely will experience a short-term negative impact on our results of operations during this transition period.

The financial difficulties or insolvency of one or more of our major customers could adversely affect results. We are subject to a concentration of credit risk amongst our major customers and a default by any of these customers on their debts to us could have a material adverse affect on our financial position. Future sales and our ability to collect accounts receivable depend, in part, on the financial strength of customers. We estimate an allowance for accounts for which collectibility is at risk and this allowance adversely impacts profitability. In the event customers experience greater than anticipated financial difficulties or insolvency, profitability would be expected to be adversely impacted by the Company’s failure to collect accounts receivable in excess of the estimated allowance.

We are subject to certain risks due to our international distribution channels and vendors. We currently have approximately 30 international distributors for moissanite jewels covering substantially all of Western Europe, Australia, India, and certain countries in Southeast Asia and the Middle East. Our long-term strategy is to expand the number of international markets for our products. In addition, we expect to continue to use certain companies based outside the United States to facet our moissanite jewels. Due to our reliance on development of foreign markets and use of foreign vendors, we are subject to the risks of conducting business outside of the United States. These risks include the following:

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

Our future financial performance depends upon growth and consumer acceptance of our products. We believe that many retail jewelers and most consumers are not generally aware of the existence and attributes of moissanite jewels. The market for moissanite jewels among retail jewelers and consumers is in the early stages of development. Total moissanite jewelry retail sales during the year ended December 31, 2007 were less than 1% of the total jewelry market. The degree of future market acceptance and demand are subject to a significant amount of uncertainty. Our future financial performance will depend upon greater consumer acceptance of moissanite jewels as distinct from all other jewels based on their fire, brilliance, luster, durability and rarity. In addition, consumer acceptance may be affected by retail jewelers’ and jewelry manufacturers’ acceptance of moissanite jewels. We market loose jewels which jewelry distributors, manufacturers and retailers set in jewelry and in turn distribute or sell to consumers.

The quality, design and workmanship of the jewelry settings selected by retail jewelers, which is not within our control, could affect our consumers’ perception and acceptance of our jewels. Thus, our future financial performance may be affected by:

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

At the present time, we are also dependent on Cree’s technology for the production of SiC crystals. Cree is exclusively licensed to use a patent concerning a process for growing large single crystals of SiC, has certain patents of its own relating to growth of large single crystals of SiC and has a patent for a process for growing colorless SiC crystals. If Norstel becomes a significant additional source of supply, we will also become dependent on its technology.

There can be no assurance that any patents issued to or licensed by or to us, Cree or Norstel will provide any significant commercial protection, that we, Cree or Norstel will have sufficient resources to prosecute our respective patents or that any patents will be upheld by a court should we, or our suppliers seek to enforce our respective rights against an infringer. The existence of valid patents does not prevent other companies from independently developing competing technologies as evidenced by our agreement with Norstel. Existing producers of SiC crystals or others may refine existing processes for growing SiC crystals or develop new technologies for growing large single crystals of SiC or colorless SiC crystals in a manner that does not infringe patents owned or licensed by us, Cree or Norstel. In addition, existing producers of SiC crystals, existing producers of other synthetic or natural gemstones or other parties may develop new technologies for producing moissanite jewels in a manner that does not infringe patents owned or licensed by us, Cree or Norstel.

As a result of the foregoing factors, existing and potential competitors may be able to develop products that are competitive with or superior to our products, and such competition could have a material adverse effect on our business, operating results and financial condition.

Our success depends upon our ability to identify, reach agreements with and work successfully with third parties. In addition to our current dependence on Cree and on third party distribution channels, our prospects depend upon our ability to identify, reach agreements with and work successfully with other third parties. In particular, we rely on third parties to facet our jewels. Faceting moissanite jewels requires different techniques than faceting diamonds and other gemstones. There can be no assurance that we can maintain our relationships with our faceting vendors on terms satisfactory to us or that faceting vendors will continue to be able to provide faceting services in the quality and quantities required by us or that we will be able to find suitable replacements if we are unable to maintain such relationships. Our failure to achieve any of the above would have a material adverse effect on our business, operating results and financial condition.

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

Our reputation among jewelers and consumers could be damaged if low-quality gemstones or synthetics are marketed as moissanite. It is possible that low-quality gemstones or other synthetics could be marketed as moissanite. The sale of low-quality products as moissanite could damage our ability to foster the perception of moissanite as a unique jewel that compares favorably to other fine gemstones like diamond, ruby and emerald. This could damage our reputation among retail jewelers and consumers and result in a loss of consumer confidence in our products. The introduction of low-quality imitation moissanite jewels and our inability to limit the adverse effects thereof could have a material adverse effect on our business, operating results and financial condition.

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

Sales of moissanite jewelry could be dependent upon the pricing of precious metals, which is beyond our control. Any increases in the market price of precious metals (primarily gold) could affect the pricing and sales of jewelry incorporating moissanite jewels. The majority of price increases in precious metals are passed on to the consumer in the form of higher prices for finished jewelry. These higher prices could have a negative impact on the sell through of moissanite jewelry at the retail level. From the beginning of 2006 to the end of 2007, the price of gold has increased significantly (approximately 60%), resulting in higher retail price points for gold jewelry. This has had a negative impact on both sales of moissanite jewelry and the jewelry industry as a whole. We currently encourage our customers to only set moissanite jewels in jewelry with a gold quality of 14 Karat or better or Platinum. Due to the high gold prices, we are currently reassessing this strategy.

If the trading price of our common stock fails to comply with the continued listing requirements of The NASDAQ Global Market, we would face possible delisting, which would result in a limited public market for our common stock and make obtaining future debt or equity financing more difficult for us. Our common stock is listed on The Nasdaq Global Market and is subject to certain listing requirements, including the requirement that the closing bid price for our shares of common stock not trade below $1.00 for 30 consecutive business days. On February 29, 2008 the price of our shares was $1.28. If we do not continue to comply with the NASDAQ listing requirements, NASDAQ may provide written notification to us regarding the de-listing of our securities. At that time, we would have the right to request a hearing to appeal the NASDAQ determination and would also have the option to apply to transfer our securities to The NASDAQ Capital Market.

We cannot be sure that our price will comply with the requirements for continued listing of our common stock on The NASDAQ Global Market, or that any appeal of a decision to de-list our common stock will be successful. If our common stock loses its status on The NASDAQ Global Market and we are not successful in obtaining a listing on The NASDAQ Capital Market, shares of our common stock would likely trade in the over-the-counter market bulletin board, commonly referred to as the “pink sheets.”

If our stock were to trade on the over-the-counter market, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts’ coverage of us may be reduced. In addition, in the event our common stock is de-listed, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in our common stock, further limiting the liquidity thereof. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of common stock.

Such de-listing from The NASDAQ Global Market or future declines in our stock price could also greatly impair our ability to raise additional necessary capital through equity or debt financing, and could significantly increase the ownership dilution to stockholders caused by our issuing equity in financing or other transactions.

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

We also have five leases associated with our companies in Hong Kong and China. Two of these leases are for general office space and the other three leases are for retail establishments. These leases expire at various dates from April 2008 to December 2009. We are not yet certain if the lease expiring in April 2008 will be renewed, however, we will have sufficient space for our foreseeable needs over the next 12 months.

ITEM 3.	LEGAL PROCEEDINGS

On October 4, 2006, we received an English translation of an action filed on June 9, 2006 in the South Korean Intellectual Property Office by MC Lab Corporation. MC Lab Corporation sought invalidation of our current South Korean patent on the basis of an alleged lack of inventiveness as compared to certain prior art. In September 2007, the petition by MC Lab Corporation to invalidate our patent was dismissed. On September 29, 2007, MC Lab Corporation filed a Notice of Appeal with the Patent Court. Management believes that the South Korean patent was properly issued and we will continue to vigorously defend the action. We do not presently have material sales in South Korea and the decision will not be legally binding in any other jurisdiction.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Part II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market for Registrant’s Common Equity

Our common stock is traded on the NASDAQ Global Select Market under the symbol “CTHR.” The following table presents, for the periods indicated, the high and low sales prices of our common stock, as reported by the NASDAQ Global Select Market. As of February 29, 2008 there were 216 shareholders of record of our common stock. All share prices reflect the effect of the one share for every four shares owned stock split, effected in the form of a 25% stock dividend distributed on January 30, 2006.

	2007		2006
	High	Low	High	Low
First Quarter	$8.10	$5.96	$18.90	$10.25
Second Quarter	6.95	4.00	11.99	9.03
Third Quarter	5.73	3.75	13.15	9.27
Fourth Quarter	4.35	2.12	12.40	7.61

On December 21, 2005, we declared a one share for every four shares owned stock split, effected in the form of a 25% stock dividend, distributed on January 30, 2006. Pursuant to this dividend, total cash of $24,280 (in lieu of fractional shares) and 3,658,999 shares of our common stock were distributed to shareholders. The stock dividend provided shareholders one share for every four shares owned and cash in lieu of fractional shares. On April 18, 2006, we declared a $0.08 per share cash dividend distributed on June 15, 2006. Pursuant to this dividend, total cash of $1,456,080 was distributed to shareholders. On April 24, 2007, the Company declared a $0.08 per share cash dividend distributed on June 15, 2007. Pursuant to this dividend, total cash of $1,448,424 was distributed to shareholders.

We will regularly review and consider the best policies and practices for the Company, including the dividend policy. The payment of future dividends will be dependent on the facts and circumstances at the time of that review.

(c) Issuer Purchases of Equity Securities

Charles & Colvard did not make any purchases of its common stock during the three months ended December 31, 2007. In April 2007, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s common stock through open market or privately negotiated transactions at prices at or below prevailing prices. This plan expires in April 2008.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected statement of operations data for the years ended December 31, 2007, 2006, and 2005, and the selected balance sheet data at December 31, 2007 and 2006 have been derived from, and are qualified by reference to, our consolidated financial statements included elsewhere in this report which have been audited by Deloitte & Touche LLP, our independent registered public accounting firm. The selected statement of operations data for the years ended December 31, 2004 and 2003 and the selected balance sheet data at December 31, 2005, 2004 and 2003 have been derived from audited consolidated financial statements not included herein. The selected financial data set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements and Notes thereto included in Item 8 of this report.

CHARLES & COLVARD, LTD.

	Year Ended December 31,
	2007	2006	2005	2004	2003
Statements of Operations Data
Net sales	$27,818,446	$40,712,085	$43,544,090	$23,917,045	$17,240,383
Cost of goods sold	7,608,495	10,795,224	14,463,410	8,570,448	6,575,931

Gross profit	20,209,951	29,916,861	29,080,680	15,346,597	10,664,452
Operating expenses:
Marketing and sales (1)	14,086,863	16,106,506	15,566,179	9,287,549	6,080,829
General and administrative (1)	5,720,996	4,307,749	4,168,902	3,006,647	2,462,404
Research and development	76,646	73,226	215,778	14,076	26,702

Total operating expenses	19,884,505	20,487,481	19,950,859	12,308,272	8,569,935

Operating income	325,446	9,429,380	9,129,821	3,038,325	2,094,517

Interest income	491,138	741,161	503,761	138,223	112,359

Income before taxes	816,584	10,170,541	9,633,582	3,176,548	2,206,876
Income tax expense	841,008	4,065,206	3,758,915	1,564,256	1,163,501

Net income (loss)	$(24,424)	$6,105,335	$5,874,667	$1,612,292	$1,043,375

Net income (loss) per share (2)
Basic	$(0.00)	$0.34	$0.33	$0.09	$0.06

Diluted	$(0.00)	$0.33	$0.31	$0.09	$0.06

Weighted-average common shares (2)
Basic	18,065,739	18,160,218	18,008,855	17,467,173	17,362,745

Diluted	18,065,739	18,662,770	18,963,111	18,007,726	17,777,309

	December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data
Cash and equivalents	$7,048,409	$13,762,786	$21,003,551	$12,873,847	$11,559,123
Working capital	30,486,565	45,818,879	53,750,810	42,116,284	37,745,292
Total assets	63,150,751	66,001,973	63,538,226	50,635,625	46,447,288
Total Long-Term Liabilities	911,606	—	—	—	—
Shareholders’ equity	57,911,000	59,276,915	57,965,618	47,258,397	44,123,957
Cash dividends per share (2)	0.08	0.08	0.038	—	—

1.	Share-based compensation for 2007, 2006, 2005, 2004, and 2003 was $573,454, $324,477, $1,064,617, $70,672, and $34,283, respectively. See Note 2 and Note 9 of Notes to Financial Statements.
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

Overview

We manufacture, market and distribute Charles & Colvard created moissanite jewels (also called moissanite) for sale in the worldwide jewelry market. Moissanite, also known by its chemical name, silicon carbide (SiC), is a rare, naturally occurring mineral found primarily in meteors. As the sole manufacturer of scientifically-made moissanite jewels, our strategy is to establish Charles & Colvard as a reputable, high-quality and sophisticated brand and position moissanite as a unique jewel, distinct from all others based on its exceptional fire, brilliance, luster, durability and rarity. While we acknowledge that moissanite jewelry is sold as a gift and into the bridal and men’s jewelry markets, moissanite is primarily marketed to the self-purchasing woman as the perfect reward or indulgence for a woman celebrating her achievements or milestones in her life. Moissanite is also marketed to the jewelry trade as a new jewelry category with a unique business opportunity.

Sales for 2007 were 32% less than sales during 2006. We are disappointed with our sales and earnings results in 2007, and our Board of Directors and management are taking actions to meet the short-term challenges facing the Company, while at the same time positioning the Company to achieve improved long-term results and increased shareholder value. Management believes the primary reasons for decreased sales in 2007 were lower replenishment orders resulting from high December 31, 2006 inventory levels at the retailers and a slower than planned sell through at the retail stores. Also contributing to our decrease in sales was the winding down of our relationship with one of our larger manufacturing customers who has decided to exit the moissanite business, the general sluggishness in the retail jewelry market, and higher gold prices resulting in higher retail jewelry prices.

We are confident in the future of moissanite as a fine jewelry category, but we are aware of the issues and challenges we face. In an effort to more clearly identify strategic choices and opportunities; our Board of Directors has engaged the services of Kanter International to provide a thorough review of our business strategy and model. That work is in progress and our intention is to provide a report on our planned actions from that review when it is completed. We currently expect to make that report in the second fiscal quarter of 2008. In the meantime, we plan to focus on the following for 2008:

•	Reducing our inventory and collecting outstanding accounts receivable;

•	Taking prudent cost containment steps and reducing overhead;

•	Capitalizing on the early success of our initiative to build independent retailer involvement in our category;

•	Working closely with our direct customers and retailers to remove any inventory overhang that exists;

•	Opportunistically executing programs to build our international revenue base;

•	Seeking other new distribution outlets that do not damage our important installed base of moissanite retailers; and

•	Working to return to consistent profitability.

During 2007, we expanded distribution of moissanite jewelry to all 925 Kohl’s doors, expanded our presence on TV shopping with 18 hours at the Home Shopping Network (compared to 9 hours in 2006),

secured chain-wide distribution at all stores with full service jewelry departments at Belk (144 doors) and the Army Air Force Exchange System (“AAFES”) (128 doors) and expanded our internet presence with Amazon.com. Based on test distribution of moissanite jewelry during 2006 and 2007 at Gordon’s, Zales Canada, and Sears, these retailers will not have a moissanite jewelry program in 2008. While we did lose distribution at certain retailers during 2007, the overall number of stores carrying moissanite has increased due to the Kohl’s rollout. At December 31, 2007, chains with greater than 50 stores that sell moissanite jewelry are JCPenney, Finlay, Kohl’s, Helzberg Jewelers, AAFES and Belk.

Our goal for 2008 is to grow revenue while being profitable by increasing awareness and demand for our jewel, moissanite. Our sales and marketing efforts will include, but not be limited to, increasing moissanite awareness, interest, and purchase intent at the consumer level, through consumer advertising, promotion, sponsorship and product placement opportunities, an expanded public relations effort, continuous sales training for the sales associates at the retail level, and individually tailored efforts for specific retailers.

Results of Operations

The following table is intended to illustrate a tabular analysis of certain Consolidated Statement of Operations data as a percentage of sales for all periods presented. A detailed explanation of our results of operations follows this table:

	Year Ended December 31,
	2007		2006		2005
Net Sales	100%	$27,818,446	100%	$40,712,085	100%	$43,544,090
Gross profit	73%	20,209,951	73%	29,916,861	67%	29,080,680
Marketing & sales expenses	51%	14,086,863	40%	16,106,506	36%	15,566,179
General & administrative expenses	21%	5,720,996	11%	4,307,749	10%	4,168,902
Operating income	1%	325,446	23%	9,429,380	21%	9,129,821
Net income (loss)	—	(24,424)	15%	6,105,335	13%	5,874,667

Year ended December 31, 2007 compared with Year ended December 31, 2006.

Net sales were $27,818,446 for the year ended December 31, 2007 compared to $40,712,085 for the year ended December 31, 2006, a decrease of $12,893,639 or 32%. Shipments of moissanite jewels, excluding consigned jewels, decreased 32% to approximately 167,000 carats from 245,000 carats. The average selling price per carat remained the same for both periods. U.S. sales accounted for approximately 82% and 88% of sales during the year ended December 31, 2007 and 2006, respectively.

U.S. net sales and carat shipments, excluding consigned jewels, both decreased by 37% for the year ended December 31, 2007 as compared to the year ended December 31, 2006. U.S. sales decreased primarily due to lower replenishment orders resulting from high December 31, 2006 inventory levels at the retailers and a slower than planned sell through at the retail stores. Also contributing to our decrease in sales was the winding down of our relationship with one of our larger manufacturing customers who has decided to exit the moissanite business, the general sluggishness in the retail jewelry market, and higher gold prices resulting in higher retail jewelry prices. Our four largest customers during the year ended December 31, 2007, Reeves Park, SAI, Stuller, and K&G Creations accounted for 20%, 19%, 14% and 11%, respectively, of our sales during 2007 as compared to 37%, 13%, 8% and 21%, respectively, for 2006. We expect that we will remain dependent on our ability and that of our largest customers to maintain and enhance their retail programs. A loss of any of these customer or retailer relationships could have a material adverse effect on our results of operations. We have terminated our relationship with K&G Creations effective January 1, 2008. We are currently working with the retailers previously supplied by K&G Creations to establish relationships with other moissanite jewelry manufacturers. As those former retailers of K&G Creations transition to new manufacturers, we will likely see a short term negative impact on our results of operations.

International net sales and carat shipments increased by 7% and 5%, respectively, for the year ended December 31, 2007 as compared to 2006. International sales increased due to increased sales into

Thailand, Taiwan, India, the United Kingdom and Italy, partially offset by lower sales into Hong Kong/China, Indonesia and Canada. A portion of our international sales is due to jewels sold internationally that are re-imported to North American retailers.

Our gross profit margin was 72.6% for the year ended December 31, 2007 compared to 73.5% for the year ended December 31, 2006. The decreased gross profit margin percentage was primarily caused by higher production costs in the first-in, first-out accounting period relieved from inventory in 2007 compared to the production costs for the related inventories sold in 2006. Future gross profit margins will fluctuate based upon the costs being relieved from inventory under our first-in, first-out accounting policy and our average selling price per carat. Assuming a similar product mix to that sold during 2007 and with possible fluctuations quarter to quarter, we expect our annual gross profit margin percentage for 2008 to be above 60%, but lower than the margin achieved during 2007. The anticipated lower margins are the result of higher production costs during the period expected to be relieved from inventory during 2008.

Marketing and sales expenses were $14,086,863 for the year ended December 31, 2007 compared to $16,106,506 for the year ended December 31, 2006, a decrease of $2,019,643 or 13%. As a percentage of sales, these expenses increased to 51% from 40% in 2006. The primary reason for the decrease in expenses was a $2,362,000 decrease in advertising expenses, partially offset by a $450,000 increase in employee compensation expense. The decrease in advertising expenses was driven by $1,360,000 of decreased co-op advertising expense that primarily resulted from our decreased sales. Our co-op advertising program reimburses a portion of our customers’ marketing costs based on the amount of their purchases from us, and is subject to the customer providing us documentation of all advertising copy that includes our products. The increase in compensation expenses was driven by increased salaries and relocation expenses for the newly hired Senior Vice President of Sales. Our goal for marketing and sales expenses in 2008 is to maintain these expenses as a percentage of sales at a lower rate than that achieved in 2007.

General and administrative expenses were $5,720,996 for the year ended December 31, 2007 compared to $4,307,749 for the year ended December 31, 2006 an increase of $1,413,247 or 33%. As a percentage of sales, these expenses increased to 21% from 11% in the same period of 2006. The increase in expenses was primarily due to a $1,112,000 increase in bad debt expense. This increase in bad debt expense is primarily due to the establishment of specific reserves against the accounts of K&G Creations and Reeves Park. During the fourth quarter of 2007, we terminated our relationship with K&G Creations. K&G Creations is seeking a settlement of their obligations to us at an amount lower than the full balance owed to us. Due to the size of the balance owed to us by Reeves Park and the continual slow payment, we established a reserve in 2007 against this balance.

Interest income was $491,138 for the year ended December 31, 2007 compared to $741,161 for the year ended December 31, 2006, a decrease of $250,023 or 34%. This decrease resulted from lower cash balances.

Our effective income tax rate for the year ended December 31, 2007 was 103% compared to 40% for the year ended December 31, 2006. Our statutory tax rate is 38.5% and consists of the Federal income tax rate of 34% and the North Carolina state income tax rate of 4.5%, net of the federal benefit. Our effective income tax rate is higher than our statutory rate primarily due to our inability to currently recognize an income tax benefit for our operating losses in Hong Kong and China and due to the provisions of FIN 48. We cannot recognize the income tax benefit of our losses in Hong Kong and China due to the uncertainty of generating sufficient future taxable income in these tax jurisdictions to offset the existing losses. Our effective income tax rate is higher than the same period in 2006 primarily due to the tax effect of our non-U.S. operations being a larger percentage of U.S. pretax income and charges associated with uncertain tax positions due to the adoption of FIN 48 on January 1, 2007. Under the provisions of FIN 48, we recorded $107,000 of additional income tax during 2007, increasing our 2007 effective tax rate by 13%.

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

Our gross profit margin was 73.5% for the year ended December 31, 2006 compared to 66.8% for the year ended December 31, 2005. The increased gross profit margin percentage was primarily caused by lower production costs in the first-in, first-out accounting period relieved from inventory in 2006 compared to the production costs for the related inventories sold in 2005, partially offset by a 3% decrease in the average selling price per carat.

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

Liquidity and Capital Resources

At December 31, 2007, we had approximately $7.0 million of cash and cash equivalents and $30.5 million of working capital as compared to $13.8 million of cash and cash equivalents and $45.8 million of working capital at December 31, 2006. As further described below, cash and cash equivalents decreased during 2007 primarily as a result of $4.9 million of cash used in operations and the $1.4 million cash dividend distributed on June 15, 2007. The decrease in working capital is primarily attributable to the classification of inventory between current and long-term assets.

Our principal sources of liquidity are cash on hand and cash generated by operations. During 2007, $4.9 million of cash was used in operations primarily as a result of an $8.5 million increase in inventory, partially offset by a $3.9 million decrease in accounts receivable (excluding the impact of the change in AR reserves). We have significantly reduced our inventory purchase commitments in 2008 to improve cash flow from operations.

We purchased $11.5 million of raw material during 2007. Management considers its investment in inventory essential to be able to meet the orders of its expanding customer base and to fulfill requests from our customers for consigned inventory. Our raw material inventories of SiC crystals are purchased under exclusive supply agreements with a limited number of suppliers. Because the supply agreements restrict the sale of these crystals to only us, the suppliers negotiate minimum purchase commitments with us that may result in periodic levels of inventories that are higher than we might otherwise maintain. These agreements coupled with lower than expected sales resulted in $26.9 million of our inventories being classified as long-term assets at December 31, 2007.

On June 6, 1997, we entered into an Amended and Restated Exclusive Supply Agreement with Cree. The exclusive supply agreement had an initial term of ten years that was extended in January 2005 to July 2015. In connection with the exclusive supply agreement, we have committed to purchase a minimum of 50% (by dollar volume) of our requirements for SiC crystals from Cree. If our orders require Cree to expand beyond specified production levels, we must commit to purchase certain minimum quantities. In November 2007, we agreed with Cree on a framework for purchases for 2008. Under the agreement, we agreed to purchase approximately $710,000 of usable material for each quarter during 2008 at a price per gram that is approximately 22% over what we paid per gram during the fourth quarter of 2007 and 33% over what we paid during the first nine months of 2007. We purchased approximately $11.4 million from Cree during 2007.

In February 2005, we entered into an Exclusive Supply Agreement with Norstel (formerly Jesperator AB) for the supply of SiC crystals for use in the manufacturing of moissanite jewels. In March 2007, we signed an amended agreement with Norstel that extended the term to December 31, 2009. We are currently negotiating another amendment to our contract with Norstel that will further extend the term of our agreement and reduce our purchase commitments for 2008 and 2009, while increasing the total purchase commitment over the length of the contract. Under the terms of the March 2007 amendment, our purchase commitment to Norstel is $2.4 million for 2008 and $3.0 million for 2009. This purchase commitment is contingent upon Norstel being able to deliver SiC crystals of acceptable quality in the amount committed. Based on the current negotiations with Norstel, we currently expect our commitment to Norstel to be for $1.2 million of SiC crystals in 2008 with undetermined amounts in future years. During 2007, we purchased $119,000 of SiC crystals from Norstel, of which $41,000 was expensed as research and development costs. We do not anticipate any future research and development costs under the agreement with Norstel. In addition, we have advanced $400,000 to Norstel for the purchase of certain equipment. This advance began to be repaid in January 2007 through a 20% reduction on the invoice for subsequent purchases of SiC crystals. Effective October 1, 2007, pursuant to the amended agreement with Norstel, we began receiving a 35% reduction on the invoice for subsequent purchases of SiC crystals, and will continue to receive this reduction until the advance is repaid. Our current negotiations with Norstel may result in a reduction of this percentage from the 35% level. The balance on the advance as of December 31, 2007 was $365,390.

As of December 31, 2007, we had trade accounts receivable from our largest customer of $6.0 million. Of this amount, $4.5 million was past due. We will continue shipping orders to this customer as long as they pay a specified amount higher than the amount of their new orders to us. There is also a minimum payment amount that must be made quarterly. We believe this will enable us to continue reducing the past due balance from this customer in an orderly manner while preserving its relationships with its retail customers.

Income tax payments for 2007 were $1.5 million. We fully utilized our U.S. Net Operating Loss (“NOL”) carryforward during 2006 and began making federal income tax payments for the tax year ended December 31, 2006. The 2007 tax year is the first full year that we have been making federal income tax payments. During 2007, we made estimated tax payments that exceed our estimated federal income tax liability by $82,191.

Periodically, we sell jewels to customers on “memo” terms. For shipments on “memo” terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. We do not recognize revenue on these transactions until the earlier of (1) the customer informing us that they will keep the jewels or (2) the expiration of the memo period. Any jewels shipped to our customers on “memo” terms are classified as inventory on consignment on our consolidated balance sheets. Of the $1,763,000 of inventory on consignment at December 31, 2007, the Company expects $641,000 on consignment with K&G Creations to be returned. The remaining $1,122,000 is on consignment primarily with three customers and represents potential revenue of $3,600,000 and potential gross profit of $2,478,000 based on the average cost per carat of inventory at December 31, 2007.

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

In April 2007, the Board of Directors authorized another repurchase program for up to 1,000,000 shares of the Company’s common stock. Repurchases can be made in the open market at prevailing prices or in privately negotiated transactions at prices at or below prevailing open market prices. This program expires in April 2008. There were no shares repurchased under this program during 2007.

Based on our cash and cash equivalents and other working capital, management believes that our existing capital resources are adequate to satisfy our capital requirements under our current business strategy for at least the next 12 months; however, depending upon the results of our strategic review, we may need additional cash to implement new initiatives

Contractual Obligations and Commercial Commitments

Our contractual obligations consist of our purchase commitments with Cree and Norstel, the operating lease on our manufacturing and administrative facility in Morrisville, NC and the operating leases for our companies in Hong Kong and China. Below are the amounts of these commitments in tabular form.

	Payments Due by Period
Contractual Obligations	Total		2008	2009-2010		2011-2012		2013 & Beyond
Purchase Commitment-Cree	$2,840,000	(1)	$2,840,000	$—	(2)	$—	(2)	$—	(2)
Operating Leases	$756,000		$264,000	$397,000		$95,000		$—
Purchase Commitment-Norstel (3)	$5,469,000		$2,437,000	$3,032,000		$—		$—

Total (4)	$9,065,000		$5,541,000	$3,429,000		$95,000		$—

(1)	During 2008, we have committed to purchase approximately $710,000 of raw material each quarter.
(2)

Under our Exclusive Supply Agreement with Cree, we are obligated to buy from Cree, and Cree is obligated to sell to us, at least 50%, by dollar volume, of our requirements for SiC material for the production of gemstones in each calendar quarter.

(3)

We are currently negotiating another amendment to our contract with Norstel that will further extend the term of our agreement and reduce our purchase commitments for 2008 and 2009, while increasing the total purchase commitment over the length of the contract. The numbers disclosed in the table above are according to the March 2007 amendment to our contract with Norstel. This purchase commitment is contingent upon Norstel being able to deliver SiC crystals of acceptable quality in the amount committed. Based on the current negotiations with Norstel, we currently expect our commitment to Norstel to be for $1.2 million of SiC crystals in 2008 with undetermined amounts in future years.

(4)

Payments in the table above do not include the $911,606 of accrued income taxes for uncertain tax positions shown on our Consolidated Balance Sheets as of December 31, 2007 as the timing and amount of any future payments is not reasonably estimable. We do not expect a significant payment related to these obligations within the next twelve months.

Net Operating Loss Carryforward

At December 31, 2007, the Company has a North Carolina tax NOL carryforward of approximately $2.8 million, expiring through 2015, which can be offset against future state taxable income. The Company expects to fully utilize this NOL before any of it expires.

As of December 31, 2007, there was approximately $4.9 million in NOL carryforwards in Hong Kong. In accordance with the Hong Kong tax code these amounts can be carried forward indefinitely to offset future taxable income in Hong Kong. As of December 31, 2007, there was approximately $567,000 in NOL carryforwards in China. In accordance with the China tax code these amounts can be carried forward five years to offset future taxable income in China. The NOL carryforwards begin expiring in 2008. Due to the uncertainty of generating sufficient future taxable income in Hong Kong and China to utilize these NOLs, we have established a full valuation allowance against these deferred income tax assets.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates impacting our consolidated financial statements relate to valuation and classification of inventories, accounts receivable reserves, and co-op advertising. We also have other policies that we consider key accounting policies, the most significant of which is our policy for revenue recognition; however, this policy typically does not require us to make estimates or judgments that are difficult or subjective.

Inventories are stated at the lower of cost or market determined on a first in, first out basis. Our finished good inventories consist primarily of colorless moissanite jewels that meet rigorous grading criteria and are of cuts and sizes most commonly used in the jewelry industry. Moissanite jewels that do not meet our grading criteria and therefore are not deemed to be saleable are not included in inventories. We carry only a limited amount of moissanite jewels in finished jewelry settings. As a result, our inventories do not degrade in quality over time and are not subject to fashion trends. Our distribution channels include two of the largest suppliers of jewelry-related products to the jewelry industry, jewelry manufacturers, traditional retail stores, home shopping channels and catalogs. Consequently, significant amounts of inventories must be maintained at all times. During 2002, we established a lower of cost or market reserve of $400,000 to allow for a portion of the finished goods inventory to be re-cut. There are certain jewels in inventory that can be re-cut to achieve higher quality standards. The reserve is necessary to allow for the carat weight loss during the re-cutting process. To determine this reserve, we estimated the amount of inventory that is anticipated to be re-cut and the amount of weight loss that will occur during the process. Since the establishment of this reserve, we have not yet re-cut any jewels. At December 31, 2007, the reserve remained at $400,000.

Estimates are used to determine the amount of two reserves against accounts receivable. First, an “Allowance for Doubtful Accounts” is established to reduce accounts receivable to an amount expected to be collected. Based on our collection history, we determine a percentage based on the age of the receivable that we deem uncollectible. The allowance is then calculated by applying the appropriate percentage to each of our receivables. Any increases or decreases to this allowance are charged or credited to general and administrative expenses. Any accounts with significant balances are reviewed separately to determine an appropriate allowance based on the facts and circumstances of the specific account. During our review for 2007, we specifically reviewed and recorded an allowance for the balances owed to us by Reeves Park and K&G Creations. The total allowance for doubtful accounts was $1,240,000 and $195,000 at December 31, 2007 and 2006, respectively. The second reserve against accounts receivable is the “Allowance for Returns”. At the time revenue is recognized, we estimate future returns and reduce sales and accounts receivable by this estimated amount. This amount is estimated using the historical return rate for our Company and considers any contractual return privileges granted to customers. The allowance for returns was $165,000 and $265,000 at December 31, 2007 and 2006, respectively. The decrease in the reserve in 2007 is primarily due to lower sales.

We offer a co-op advertising program to many of our customers that reimburses a portion of their marketing costs based on their net purchases from us. At the end of any given period, we estimate the amount of co-op advertising expense that has not yet been submitted for credit by our customers. These amounts were $452,792 and $1,275,041 at December 31, 2007 and 2006, respectively. We estimate this amount based on our historical experience with each customer, and the related contractual arrangements to provide certain levels of co-op advertising for our customers. The decrease in the amount was primarily due to lower sales and more of our customers submitting expenses to us for credit prior to the end of the year.

Revenue is generally recognized when products are shipped. Our standard payment terms are generally between 30 and 60 days for jewel distributors and generally between 60 to 90 days for jewelry manufacturers. In some circumstances, the Company may extend terms of 120 days. Some customers are required to prepay prior to shipment. For all jewels shipped, title passes upon shipment of the jewels from our facility (i.e., FOB-shipping point). Periodically, the Company sells jewels to customers on “memo” terms. For shipments on memo terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. Our customers are generally required to make payments on memo shipments within 30 days upon the customer informing the Company that they will keep the jewels. Accordingly, the Company does not recognize revenue on these memo transactions until the earlier of (1) the customer informing the Company that they will keep the jewels or (2) the expiration of the right of return period. All “memo” shipments are shown on our balance sheets as inventory on consignment.

Newly Adopted Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109, which prescribed a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the de-recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006 so we adopted FIN 48 as of January 1, 2007. The cumulative impact of applying the provisions of FIN 48 is an adjustment to the opening balance of retained earnings. See Note 10 “Income Taxes” in the notes to our consolidated financial statements for more information.

Newly Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). This standard defines fair value, establishes a methodology for measuring fair value, and expands the required disclosure for fair value measurements. FAS 157 is effective for us beginning January 1, 2008. We do not expect the implementation of FAS 157 to have an effect on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115 (“FAS No. 159”). FAS No. 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. FAS No. 159 will be effective for us beginning January 1, 2008. We do not expect the implementation of FAS 159 to have an effect on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“FAS 141R”). FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. FAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for us beginning January 1, 2009. We do not expect the implementation of FAS 141R to have an effect on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“FAS 160”). FAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. FAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for us beginning January 1, 2009. We do not expect the implementation of FAS 160 to have an effect on our consolidated financial statements.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet financing arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe that our exposure to market risk for changes in interest rates is not material to our financial condition or results of operations because our investments are limited to highly liquid instruments with maturities of three months or less and we have no debt. At December 31, 2007, the majority of our cash was in short-term investments classified as cash and equivalents. The majority of our transactions with international customers and suppliers are denominated in U.S. dollars and, as such, we also do not believe that our exposure to fluctuations in any foreign currency exchange rate is material to our financial condition or results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted due to the absence of the conditions under which they are required or because the required information is included within the consolidated financial statements or the notes thereto included in Item 8.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Charles & Colvard, Ltd.

Morrisville, North Carolina

We have audited the accompanying consolidated balance sheets of Charles & Colvard, Ltd. and subsidiary (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Charles & Colvard, Ltd. and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 2 and 10 to the consolidated financial statements, in 2007 the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109”. Also as discussed in Note 2 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria establish in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Raleigh, North Carolina

March 11, 2008

CHARLES & COLVARD, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, and 2005

	Year Ended December 31,
	2007	2006	2005
Net sales	$27,818,446	$40,712,085	$43,544,090
Cost of goods sold	7,608,495	10,795,224	14,463,410

Gross profit	20,209,951	29,916,861	29,080,680

Operating expenses:
Marketing and sales	14,086,863	16,106,506	15,566,179
General and administrative	5,720,996	4,307,749	4,168,902
Research and development	76,646	73,226	215,778

Total operating expenses	19,884,505	20,487,481	19,950,859

Operating income	325,446	9,429,380	9,129,821

Interest income	491,138	741,161	503,761

Income before income taxes	816,584	10,170,541	9,633,582
Income tax expense (Note 10)	841,008	4,065,206	3,758,915

Net income (loss)	$(24,424)	$6,105,335	$5,874,667

Net income (loss) per share (Note 2)
Basic	$(0.00)	$0.34	$0.33

Diluted	$(0.00)	$0.33	$0.31

Weighted-average common shares (Note 2)
Basic	18,065,739	18,160,218	18,008,855

Diluted	18,065,739	18,662,770	18,963,111

Share and per share data for all periods presented reflect the effect of the 5% stock dividend distributed on July 15, 2005, and the one share for every four shares owned stock split, effected in the form of a 25% stock dividend, distributed on January 30, 2006.

See notes to consolidated financial statements.

CHARLES & COLVARD, LTD. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2007 and 2006

	December 31,
	2007	2006
Assets
Current Assets:
Cash and equivalents	$7,048,409	$13,762,786
Accounts receivable, net of allowance for doubtful accounts of $1,240,000 and $195,000, respectively	9,381,719	14,320,672
Interest receivable	7,457	16,381
Income tax receivable	82,191	—
Notes receivable	365,390	376,030
Inventory (Note 3)	14,426,000	20,677,215
Inventory on consignment (Note 4)	1,763,243	2,023,542
Prepaid expenses and other assets	759,627	783,989
Deferred income taxes (Note 10)	980,674	583,322

Total current assets	34,814,710	52,543,937

Long Term Assets:
Note receivable	—	23,970
Inventory (Note 3)	26,851,837	11,808,140
Furniture and equipment, net (Note 5)	597,349	651,134
Patent and license rights, net (Note 5)	358,330	288,171
Deferred income taxes (Note 10)	528,525	686,621

Total long term assets	28,336,041	13,458,036

Total assets	$63,150,751	$66,001,973

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable:
Cree, Inc. (Note 11)	$469,899	$1,598,956
Other	2,880,137	2,870,752
Income taxes payable	—	413,387
Accrued payroll	256,344	322,383
Accrued co-op advertising	452,792	1,275,041
Accrued expenses and other liabilities	268,973	244,539

Total current liabilities	4,328,145	6,725,058

Long Term Liabilities
Accrued Income Taxes (Note 10)	911,606	—

Total liabilities	5,239,751	6,725,058

Commitments and contingencies (Note 11)

Shareholders’ Equity (Notes 6 and 7)
Common stock, no par value; 50,000,000 shares authorized; 18,106,526 and 17,977,923 shares issued and outstanding at December 31, 2007 and 2006, respectively	52,910,075	52,494,309
Additional paid-in capital – Share based compensation	5,892,730	5,807,879
Accumulated other comprehensive gain (loss) - Foreign currency translation	881	(457)
Retained earnings (Accumulated deficit)	(892,686)	975,184

Total shareholders’ equity	57,911,000	59,276,915

Total liabilities and shareholders’ equity	$63,150,751	$66,001,973

See notes to consolidated financial statements.

CHARLES & COLVARD, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006, and 2007

	Common Stock		Additional Paid-in Capital - Share Based Compensation	Accumulated other Comprehensive Gain (Loss)	Retained Earnings (Deficit)
	Number Of Shares	Amount				Total Shareholders’ Equity	Total Comprehensive Income (Loss)
Balance at January 1, 2005	17,728,335	$56,495,095	$1,768,120	—	$(11,004,818)	$47,258,397
Share-based compensation	—	—	1,064,617	—	—	1,064,617
Stock options exercised	571,019	1,989,790	(221,725)	—	—	1,768,065
Cash dividend - $0.038 per share	—	(688,022)	—	—	—	(688,022)
Stock dividend – cash in lieu of fractional shares cash in lieu of fractional shares	—	(11,287)	—	—	—	(11,287)
Tax effect of share-based compensation	—	—	2,702,032	—	—	2,702,032
Foreign currency translation	—	—	—	(2,851)	—	(2,851)	$(2,851)
Net Income	—	—	—	—	5,874,667	5,874,667	5,874,667

Total comprehensive income							5,871,816

Balance at December 31, 2005	18,299,354	57,785,576	5,313,044	(2,851)	(5,130,151)	57,965,618
Share-based compensation	—	—	324,477	—	—	324,477
Stock options exercised	66,192	248,812	(3,425)	—	—	245,387
Issuance of restricted stock	27,377	—	—	—	—	—
Shares repurchased	(415,000)	(4,059,719)	—	—	—	(4,059,719)
Cash dividend - $.08 per share	—	(1,456,080)	—	—	—	(1,456,080)
Stock dividend – cash in lieu of fractional shares	—	(24,280)	—	—	—	(24,280)
Tax effect of share-based compensation	—	—	173,783	—	—	173,783
Foreign currency translation	—	—	—	2,394	—	2,394	2,394
Net Income	—	—	—	—	6,105,335	6,105,335	6,105,335

Total comprehensive income							6,107,729

Balance at December 31, 2006	17,977,923	52,494,309	5,807,879	(457)	975,184	59,276,915
Share-based compensation	—	—	573,454	—	—	573,454
Stock options exercised	64,797	422,347	(191,383)	—	—	230,964
Issuance of restricted stock	63,806	—	—	—	—	—
Cash dividend - $.08 per share	—	(6,581)	—	—	(1,441,843)	(1,448,424)
Tax effect of share-based compensation	—	—	(297,220)	—	—	(297,220)
Foreign currency translation	—	—	—	1,338	—	1,338	1,338
Cumulative effect of adoption of FIN 48	—	—	—	—	(401,603)	(401,603)
Net Loss	—	—	—	—	(24,424)	(24,424)	(24,424)

Total comprehensive loss							$(23,086)

Balance at December 31, 2007	18,106,526	$52,910,075	$5,892,730	$881	$(892,686)	$57,911,000

Share and per share data for all periods presented reflect the effect of the 5% stock dividend distributed on July 15, 2005, and the one share for every four shares owned stock split, effected in the form of a 25% stock dividend, distributed on January 30, 2006.

See notes to consolidated financial statements.

CHARLES & COLVARD, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, and 2005

	Year Ended December 31,
	2007	2006	2005
Operating Activities
Net income (loss)	$(24,424)	$6,105,335	$5,874,667
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	200,626	188,757	247,441
Share-based compensation	568,238	316,892	1,064,617
Loss on disposal of furniture and equipment	44,468	—	12,282
Provision for uncollectible accounts	1,045,000	78,990	20,000
Provision for returns	(100,000)	160,000	(115,000)
Tax effect of stock options	—	—	2,702,032
Provision for deferred income taxes	108,584	2,486,960	967,897
Changes in assets and liabilities:
Accounts receivable	3,993,953	(3,323,176)	(4,134,432)
Interest receivable	8,924	30,036	(31,619)
Income tax receivable	(82,191)	—	—
Inventory	(8,492,357)	(8,772,580)	(912,074)
Prepaid expenses and other assets	24,362	(212,712)	(131,906)
Accounts payable	(950,153)	1,539,315	701,143
Accrued co-op advertising	(822,249)	(88,966)	1,156,007
Accrued payroll	(66,039)	(727,630)	492,212
Income taxes payable	(413,387)	404,630	8,757
Net change in other liabilities	18,416	27,495	(165,590)

Net cash provided by (used in) operating activities	(4,938,229)	(1,786,654)	7,756,434

Investing Activities
Purchases of furniture and equipment	(155,864)	(309,139)	(207,290)
Advance to John M. Bachman, Inc.	—	—	(135,000)
Advance to Norstel	—	—	(400,000)
Other	(105,604)	(24,063)	46,804

Net cash used in investing activities	(261,468)	(333,202)	(695,486)

Financing Activities
Proceeds from exercise of stock options	230,964	245,387	1,768,065
Payment of cash dividends	(1,448,424)	(1,480,360)	(699,309)
Excess tax benefits (cost) from share-based payment arrangements	(297,220)	173,783	—
Purchase of common stock	—	(4,059,719)	—

Net cash provided by (used in) financing activities	(1,514,680)	(5,120,909)	1,068,756

Net change in cash and equivalents	(6,714,377)	(7,240,765)	8,129,704
Cash and equivalents at beginning of year	13,762,786	21,003,551	12,873,847

Cash and equivalents at end of year	$7,048,409	$13,762,786	$21,003,551

Supplemental Schedule of Cash Flow Data

Cash paid for income taxes	$1,524,281	$876,652	$86,000

Supplemental Non-Cash Investing Activity:

Reduction of notes receivable	$34,610	$113,982	$—

See notes to consolidated financial statements.

CHARLES & COLVARD, LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

1. Organization and Basis of Presentation

Charles & Colvard, Ltd. (“the Company”), was incorporated in North Carolina on June 28, 1995 and manufactures, markets and distributes Charles & Colvard created Moissanite jewels (hereinafter referred to as moissanite or moissanite jewels) for sale in the worldwide jewelry market. Moissanite, also known by its chemical name, silicon carbide (SiC), is a rare, naturally occurring mineral primarily found in meteors. The Company is positioning Moissanite as a unique jewel, distinct from all other jewels based on its fire, brilliance, luster, durability and rarity. The Company began shipping moissanite during 1998 and sells worldwide to jewel distributors and jewelry manufacturers.

All of the Company’s activities are within a single business segment. The following tables present certain data by geographic area:

	Year Ended December 31,
Net Sales	2007	2006	2005
United States	$22,814,219	$36,021,806	$40,355,545
International	5,004,227	4,690,279	3,188,545

Total	$27,818,446	$40,712,085	$43,544,090

	December 31,
Furniture and equipment, net	2007	2006
United States	$558,659	$596,873
International	38,690	54,261

Total	$597,349	$651,134

	December 31,
Patent and license rights, net	2007	2006
United States	$117,809	$113,869
International	240,521	174,302

Total	$358,330	$288,171

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

Obsolescence is not a factor in the Company’s inventory valuation. The Company’s jewels do not degrade over time and inventory generally consists of the cuts and sizes most commonly used in the jewelry industry. All inventories are carefully reviewed for quality standards before they are entered into finished goods. As the quality of the Company’s raw material has improved, so have the standards used to evaluate finished goods. To ensure the Company’s inventory meets our current standards, the Company reviews the inventory on an ongoing basis. The Company has provided a reserve to allow for certain jewels of a slightly lesser quality in its finished goods inventory to be re-cut to increase their quality. The need for adjustments to this reserve is evaluated on a period-by-period basis. More details on this reserve are included in Footnote 3.

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

Patents and License Rights

The Company capitalizes costs associated with obtaining or defending patents issued or pending for inventions and license rights related to the manufacture of moissanite jewels. Such costs are amortized over the life of the patent (generally 17 years). The Company also capitalizes licenses it obtains for the use of certain advertising images. Such costs are amortized over the period of the license.

Accounting for Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets for financial impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be fully recoverable. Based on these evaluations, there were no significant adjustments to the carrying value of long-lived assets in 2007, 2006 or 2005.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash equivalents and trade receivables. The Company maintains cash and cash equivalents with high quality financial institutions and invests in low risk securities, primarily money market funds.

Trade receivables potentially subject the Company to credit risk. The Company’s standard payment terms for jewel distributors are generally between 30 and 60 days and for jewelry manufacturers are generally between 60 to 90 days. In some circumstances, the Company may extend longer than 90 days.

The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history.

As of December 31, 2007, the Company had trade accounts receivable from its largest customer of $6.0 million. Of this amount, $4.5 million was past due. The Company will continue shipping orders to this customer as long as they pay a specified amount higher than the amount of their new orders to us. There is also a minimum payment amount that must be made quarterly. Management believes this will enable the Company to continue reducing the past due balance from this customer in an orderly manner while preserving its relationships with its retail customers.

The Company’s largest customer accounted for 56% and 55% of the Company’s receivables at December 31, 2007 and 2006, respectively, and for 20%, 37%, and 39% of the Company’s sales during the years ended December 31, 2007, 2006, and 2005. A second customer accounted for 13% and 11% of the Company’s receivables at December 31, 2007 and 2006, respectively, and for 11%, 21%, and 39% of the Company’s sales during the years ended December 31, 2007, 2006, and 2005. A third customer accounted for 5% and 21% of the Company’s receivables at December 31, 2007 and 2006, respectively, and for 19%, 13%, and 1% of the Company’s sales during the years ended December 31, 2007, 2006, and 2005.

Foreign Currency Translation

The assets and liabilities of the Company’s non-U.S. operations, whose local currency is the functional currency, are translated into U.S. dollars at exchange rates in effect on the balance sheet dates. Revenues and expenses are translated using the average exchange rates in effect during the year. Foreign currency translation adjustments are reflected as a separate component of shareholders’ equity in the accompanying consolidated balance sheets in accumulated other comprehensive gain (loss).

Revenue Recognition

Revenue is generally recognized when products are shipped. At the time revenue is recognized an allowance for estimated returns is established. Any increase or decrease in the allowance for returns is charged against net sales. The Company’s standard payment terms for jewel distributors are generally between 30 and 60 days and for jewelry manufacturers are generally between 60 to 90 days. In some circumstances, the Company may extend terms longer than 90 days. Some customers are required to prepay prior to shipment. For all jewels shipped title passes upon shipment of the jewels from the Company’s facility (i.e., FOB-shipping point). The Company’s return policy is that jewels can only be returned for credit within 30 days of shipment and must be returned for a valid reason (quality problems or a shipment of the wrong jewels). Some customers have a contractual right to return a certain percentage of sales for any reason. In these instances, we only recognize revenue when the contractual right to return is exhausted. Periodically, the Company sells jewels to customers on “memo” terms. For shipments on memo terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. The Company’s customers are generally required to make payments on memo shipments within 30 days upon the customer informing the Company that they will keep the jewels. Accordingly, the Company does not recognize revenue on these memo transactions until the earlier of (1) the customer informing the Company that they will keep the jewels or (2) the expiration of the right of return period. Of the $1,763,243 of inventory on consignment at December 31, 2007, the Company expects approximately $641,000 on consignment with K&G to be returned. The remaining $1,122,000 is on consignment primarily with three customers and represents potential revenue of $3,600,000 and potential gross profit of $2,478,000 based on the average cost per carat of inventory at December 31, 2007. At December 31, 2007 the remaining lengths of the right of return periods for the related “memo” shipments range from one to twelve months. From time to time, we do grant extensions to our customers of the right of return period depending on the facts and circumstances of the request.

Advertising Costs

Advertising production costs are expensed as incurred. Media placement costs are expensed the first time the advertising appears. Advertising expenses for the years ended December 31, 2007, 2006, and 2005 amounted to approximately $8,700,000, $11,000,000, and $9,800,000, respectively.

The Company also offers a co-op advertising program to its customers that reimburses a portion of their marketing costs based on the customers’ net purchases from the Company and is subject to the customer providing documentation of all advertising performed that includes the Company’s product. For the years ended December 31, 2007, 2006 and 2005, these amounts were $2,300,000, $3,700,000, and $3,700,000, respectively, and are included as a component of marketing and sales expenses. These co-op advertising expenses are included in the advertising expense amounts disclosed in the paragraph above.

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

The following table summarizes the components of the Company’s share-based compensation included in reported net income for the three years ended December 31, 2007 as follows:

	Year Ended December 31,
	2007	2006	2005
Employee Stock Options	$255,462	$200,059	$54,019
Consultant Stock Options	(1,304)	(61,072)	1,010,598
Restricted Stock Awards	314,080	177,905	—
Income Tax Benefit	(163,707)	(84,683)	(386,371)

Total	$404,531	$232,209	$678,246

In addition, $5,216 and $7,585 of share-based compensation was capitalized as a cost of inventory during the years ended December 31, 2007 and 2006, respectively. Compensation cost on consultant stock options was negative during certain periods displayed above due to a reduction in the fair value of stock awards issued to consultants.

As of December 31, 2007, the unrecognized share-based compensation expense related to non-vested stock options is approximately $325,000, which is expected to be recognized over a weighted average period of approximately 16 months.

In May 2006, the Company granted its non-employee board members an aggregate of 27,377 shares of restricted stock. The fair value of the restricted stock granted was $305,000 based on the closing market price of the Company’s common stock on May 19, 2006. These shares vested in May 2007 after the one-year term on the board expired.

In May 2007, the Company granted its non-employee board members an aggregate of 63,806 shares of restricted stock. The board members cannot sell these shares until their one-year term on the board expires in May 2008. The fair value of the restricted stock granted was $305,000 based on the closing market price of the Company’s common stock on May 21, 2007. These are the only unvested restricted stock awards currently outstanding for the Company. As of December 31, 2007 unrecognized compensation expense related to non-vested restricted stock was $118,015 which will be amortized on a straight line basis through May 2008.

Had compensation expense prior to January 1, 2006 for all share-based compensation been determined consistent with the provisions of FAS 123, rather than APB 25, the Company’s net income and income per share for the year ended December 31, 2005 would have been recorded to the pro forma amounts indicated below. Disclosures for the years ended December 31, 2007 and 2006 are not presented because the amounts for share-based compensation have been recognized in the consolidated financial statements for those periods.

Year Ended December 31, 2005
Net income:
As reported	$5,874,667
Deduct – total share-based compensation expense under fair value method for all awards, net of income tax	1,707,331

Pro forma net income	$4,167,336

Basic net income per share:
As reported	$0.33
Pro forma	0.23
Diluted net income per share:
As reported	$0.31
Pro forma	0.22

The fair value of each option grant is estimated on the grant date using a Black-Scholes-Merton option pricing model. The valuations of options granted during the three years ended December 31, 2007 were based on the following assumptions:

	Year Ended December 31,
	2007	2006	2005
Weighted-average grant date fair value	$3.72	$6.39	$6.83
Weighted-average expected lives (in years)	5.50	4.00	5.94
Weighted-average risk-free interest rate	4.36%	4.60%	4.22%
Dividend yield	0%	0%	0%
Volatility factor	.688	.646	.884

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

Net Income Per Share

Basic net income per share computations are based on the weighted-average common shares outstanding. Diluted net income per share computations include the dilutive effect, if any, of stock options using the treasury stock method. The following table reconciles the differences between the basic and diluted earnings per share presentations:

	Years Ended December 31,
	2007	2006	2005
Numerator:
Net Income (Loss)	$(24,424)	$6,105,335	$5,874,667

Denominator:
Weighted Average Shares Outstanding
Basic	18,065,739	18,160,218	18,008,855
Stock Options	—	502,552	954,256

Diluted	18,065,739	18,662,770	18,963,111

Net Income (Loss) Per Share:
Basic	$(0.00)	$0.34	$0.33

Diluted	$(0.00)	$0.33	$0.31

For the years ended December 31, 2007, 2006, and 2005, stock options to purchase approximately 964,000, 310,000 and 12,000 shares, respectively, were excluded from the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to net income (loss) per share. During 2007, no common stock options were included in the computation of diluted earnings per share as the effect would be anti-dilutive due to the net loss. During 2006, approximately 957,000 common stock options with an exercise price less than the average market price were included in the computation of diluted earnings per share. The weighted-average dilutive impact of these options, net of 455,000 treasury shares assumed to be repurchased, was 502,552 shares. During 2005, approximately 1,442,000 common stock options with an exercise price less than the average market price were included in the computation of diluted earnings per share. The weighted-average dilutive impact of these options, net of 487,000 treasury shares assumed to be repurchased, was 954,256 shares.

Newly Adopted Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109, which prescribed a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the de-recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006 so the Company adopted FIN 48 as of January 1, 2007. The cumulative impact of applying the provisions of FIN 48 is an adjustment to the opening balance of retained earnings. See Note 10 “Income Taxes” in these notes to our consolidated financial statements for more information.

Newly Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). This standard defines fair value, establishes a methodology for measuring fair value, and expands the required disclosure for fair value measurements. FAS 157 is effective for the Company beginning January 1, 2008. We do not expect the implementation of FAS 157 to have a material effect on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. FAS 159 will be effective for the Company beginning January 1, 2008. We do not expect the implementation of FAS 159 to have an effect on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“FAS 141R”). FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. FAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for the Company beginning January 1, 2009. We do not expect the implementation of FAS 141R to have an effect on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“FAS 160”). FAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. FAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for the Company beginning January 1, 2009. We do not expect the implementation of FAS 160 to have an effect on our consolidated financial statements.

3. Inventories

Inventories consisted of the following:

	December 31,
	2007	2006
Raw materials	$6,705,805	$2,590,782
Work-in-process	6,245,889	13,102,777
Finished goods	28,326,143	16,791,796

Total Inventory	$41,277,837	$32,485,355

There is $26,851,837 and $11,808,140 of the inventory in the table above classified as long-term on the Company’s consolidated financial statements as of December 31, 2007 and December 31, 2006, respectively.

Finished goods are shown net of a reserve for excess jewelry inventory of $25,000 and $40,000 at December 31, 2007 and December 31, 2006, respectively. The Company does not actively market its jewelry inventory. Jewelry inventory value is determined as the amount we would obtain by melting the gold in the jewelry and putting the jewels back into loose stone inventory. Jewelry inventory, net of the $25,000 and $40,000 reserve at December 31, 2007 and December 31, 2006, was $243,110 and $226,894, respectively. In addition, finished goods are shown net of a reserve of $400,000 at December 31, 2007 and December 31, 2006. This reserve was established to allow for the carat weight loss associated with the re-cutting of a portion of the finished goods inventory. There are certain jewels in inventory that may be re-cut to achieve higher quality standards.

4. Inventory on Consignment

Periodically, the Company sells jewels to customers on “memo” terms. For shipments on “memo” terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. The Company does not recognize revenue on these transactions until the earlier of (1) the customer informing the Company that they will keep the jewels or (2) the expiration of the memo period. Of the $1,763,243 of inventory on consignment at December 31, 2007, the Company expects approximately $641,000 on consignment with K&G to be returned. The remaining $1,122,000 is on consignment primarily with three customers and represents potential revenue of $3,600,000 and potential gross profit of $2,478,000 based on the average cost per carat of inventory at December 31, 2007. At December 31, 2007 the remaining lengths of the right of return periods for the related “memo” shipments range from one to twelve months. From time to time, we do grant extensions to our customers of the right of return period depending on the facts and circumstances of the request.

5. Furniture and Equipment/Patent and License Rights

Furniture and equipment, net of accumulated depreciation, is summarized as follows:

	December 31,
	2007	2006
Machinery and equipment	$533,720	$394,473
Computer equipment/software	743,834	708,127
Furniture and fixtures	255,866	324,894
Leasehold improvements	126,030	97,090
Construction in progress	40,622	167,694

Total	1,700,072	1,692,278
Accumulated depreciation	(1,102,723)	(1,041,144)

Total furniture and equipment, net	$597,349	$651,134

Depreciation expense for 2007, 2006, and 2005 was $163,416, $154,341 and, $163,316, respectively.

Patent and license rights, net of accumulated amortization, are summarized as follows:

	December 31,
	2007	2006
Patent and license rights	$585,410	$478,043
Accumulated amortization	(227,080)	(189,872)

Patent and license rights, net	$358,330	$288,171

Amortization expense for 2007, 2006, and 2005 was $37,210, $34,416, and $84,125, respectively. Amortization expense on existing patent and license rights is estimated to be $43,000 per year for 2008 and 2009, $42,000 for 2010, and $41,000 per year for 2011 and 2012.

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

In April 2007, the Board of Directors authorized another repurchase program for up to 1,000,000 shares of the Company’s common stock. Repurchases can be made in the open market at prevailing prices or in privately negotiated transactions at prices at or below prevailing open market prices. This program expires in April 2008. There were no shares repurchased under this program during the year ended December 31, 2007.

7. Preferred Stock

The Company has authorized 10 million shares of preferred stock, no par value. The preferred stock may be issued from time to time in one or more series. No shares of preferred stock have been issued as of December 31, 2007.

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

In 1997, the Company adopted the 1997 Omnibus Stock Plan of Charles & Colvard, Ltd., (the “1997 Omnibus Plan”). The 1997 Omnibus Plan authorizes the Company to grant stock options, stock appreciation rights and restricted awards (collectively, “awards”) to selected employees, independent contractors and directors of the Company and related corporations in order to promote a closer identification of their interests with those of the Company and its shareholders. The maximum number of shares of common stock for which awards may be granted under the 1997 Omnibus Plan may be increased from time to time to a number of shares equal to (i) 20% of the shares of common stock outstanding as of that time less (ii) the number of shares of common stock subject to outstanding options under the 1996 Option Plan. The number of shares reserved for issuance under the 1997 Omnibus Plan may also be adjusted upon certain events affecting the Company’s capitalization. All options granted under the 1997 Omnibus Plan have an exercise price equal to the market price of our common stock on the date the option is granted. Options granted to employees under the 1997 Omnibus Plan generally vest over three years and have terms of up to 10 years, with the exception of options granted in 2005 under the Executive Compensation Plan (which is governed by and subject to the 1997 Omnibus Plan) that vested immediately and options granted in 2006 under the Executive Compensation Plan that vest at the end of three years. Options granted to the Board of Directors under the 1997 Omnibus Plan generally vest over one year and have terms of up to 10 years. The terms of options granted to outside consultants vary depending on the specific grant, but the terms will be no longer than 10 years. Restricted stock awards granted to members of the Board of Directors vest at the end of one year.

The 1997 Omnibus Plan expired in 2007. The new stock option plan that the Company presented for shareholder approval in May 2007 was not approved. The Company will present a new stock option plan for shareholder approval at the May 2008 Annual Shareholders Meeting.

Effective December 21, 2005, the Company accelerated the vesting of certain outstanding stock options held by current employees and non-employee directors in order to reduce the impact of new accounting regulations that became effective in 2006. As a result of this vesting acceleration, options to purchase approximately 134,000 shares of the Company’s common stock that would otherwise have vested at various times from 2006 to 2008 became fully vested. The decision to accelerate these unvested options, which management believes was in the best interest of the Company and its shareholders, was made primarily to reduce compensation expense that would have been recorded in future periods subsequent to December 31, 2005. The Company recorded approximately $54,000 of expense in the year ended December 31, 2005 as the result of the accelerated vesting. The acceleration of the vesting of these stock options reduced future compensation expense by approximately $522,000, of which $369,000 would have occurred in 2006 and $112,000 would have occurred in 2007.

The following is a summary of activity for the Company’s two stock option plans:

	1996 Option Plan		1997 Omnibus Plan
	Number Of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
2005
Outstanding at beginning of the year	147,869	2.99	1,419,120	4.77
Granted	—	—	308,356	9.33
Exercised	(83,573)	2.84	(487,375)	3.14
Canceled	—	—	(99,418)	10.56

Outstanding at end of year	64,296	3.18	1,140,683	6.20

2006
Granted	—	—	116,424	12.11
Exercised	(14,927)	2.09	(51,265)	4.18
Canceled	—	—	(3,523)	10.10

Outstanding at end of year	49,369	3.51	1,202,319	6.84

2007
Granted	—	—	24,600	6.11
Exercised	(47,524)	3.54	(17,273)	3.62
Canceled	(1,845)	2.63	(245,865)	9.59

Outstanding at end of year	—	—	963,781	6.18

The following summarizes information about stock options at December 31, 2007:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Outstanding as of 12/31/2007	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable as of 12/31/2007	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Vested or expected to vest as of 12/31/2007	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
963,781	4.1	$6.18	831,356	4.1	$5.39	962,621	4.1	$6.18

The aggregate intrinsic value of options outstanding, exercisable, vested or expected to vest at December 31, 2007 was $171,646. This amount is before applicable income taxes and represents the closing stock price of the Company’s common stock at December 31, 2007 less the grant price, multiplied by the number of options that have a grant price that is less than the closing stock price. This amount represents the amount that would have been received by the optionees had these options been exercised on that date. Based on the December 31, 2007 stock price, there are no unvested options with an intrinsic value. During the years ended December 31, 2007, 2006, and 2005, the aggregate intrinsic value of options exercised was $162,824, $493,047, and $7,697,083, respectively.

The following is a summary of activity for restricted stock granted by the Company:

	Number of Shares	Grant Date Fair Value
Non-vested at January 1, 2007	27,377	$11.14
Granted	63,806	$4.78
Vested	27,377	$11.14
Cancelled	—	$—

Non-vested at December 31, 2007	63,806	$4.78

Other

In April 2005, the Company adopted two incentive plans for 2005, the Management Incentive Plan (2005) (the “2005 Management Plan”) and the Quarterly & Annual Incentive Plan for Non-Officer Employees (2005) (the “2005 Non-Officer Employees Plan”). The principal purpose of each of the plans was to provide incentives to meet or exceed certain Company goals for 2005. Both plans provide for cash and equity awards. For 2005, $775,000 in cash payments under the 2005 Management Plan and $107,000 in cash payments under the 2005 Non-Officer Employees Plan were recorded as operating expenses. During 2005, 9,900 options were issued under the 2005 Non-Officer Employees Plan, as the Company met certain quarterly goals. In February 2006, there were 105,000 stock options granted under the 2005 Management Plan and 2,600 stock options granted under the 2005 Non-Officer Employees Plan. The options granted under the 2005 Management Plan vest at the end of three years and the options granted under the 2005 Non-Officer Employees Plan vest ratably over three years.

In February 2006, the Company approved two incentive plans for 2006, the Management Incentive Plan (2006) (the “2006 Management Plan”) and the Quarterly & Annual Incentive Plan for Non-Officer Employees (2006) (the “2006 Non-Officer Employees Plan”). The principal purpose of each of the plans is to provide incentives to meet or exceed certain Company goals for 2006. Both plans provide for cash and equity awards. All equity awards were made pursuant to the Company’s 1997 Omnibus Stock Plan (as amended). The specific criteria used to determine whether any eligible participant received an award include the Company’s net sales and net income and, for participants under the 2006 Management Plan and for certain director level employees under the 2006 Non-Officer Employee Plan, other key objectives as set by the Company. During 2006, $83,205 in cash payments were recorded as operating expense and 200 stock options were granted under the plans.

In February 2007, the Company approved two incentive plans for 2007, the Management Incentive Plan (2007) (the “2007 Management Plan”) and the Quarterly & Annual Incentive Plan for Non-Officer Employees (2007) (the “2007 Non-Officer Employees Plan”). The principal purpose and operative provisions are substantially similar to the terms of the 2006 Management Plan and the 2006 Non-Officer Employees Plan discussed in the paragraph above. During 2007, $4,067 in cash payments were recorded as operating expense and no equity awards were granted under the plans.

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

The components of income tax expense are the following.

	Year Ended December 31,
	2007	2006	2005
Current
Federal	$608,016	$1,568,023	$2,638,747
State	124,408	10,223	152,271

	732,424	1,578,246	2,791,018

Deferred
Federal	26,984	2,120,961	749,340
State	81,600	365,999	218,557

	108,584	2,486,960	967,897

	$841,008	$4,065,206	$3,758,915

Significant components of the Company’s deferred income tax assets and liabilities are as follows:

	December 31,
	2007	2006
Current
Reserves and accruals	$885,305	$355,883
Deferred inter-company profit	226,796	227,439
Prepaid expenses	(131,427)	—

Total Current	980,674	583,322

Long-Term
State net operating loss (“NOL”) carryforwards	127,490	198,000
Hong Kong and China NOL carryforwards	1,045,000	864,000
Federal benefit on state taxes under FIN 48	234,861	—
Share-based compensation	263,800	540,000
Depreciation	(97,626)	(51,379)
Valuation allowance	(1,045,000)	(864,000)

Total long-term	528,525	686,621

Total deferred income tax assets, net	$1,509,199	$1,269,943

A reconciliation between expected income taxes, computed at the statutory federal income tax rate (34%) applied to pretax accounting income, and the income taxes included in the statements of operations for each of the three years ended December 31, 2007 follows:

	2007	2006	2005
Anticipated income tax expense at the statutory federal rate	$277,639	$3,458,000	$3,275,000
State income tax expense, net of federal tax effect	44,327	248,000	244,000
Effect of foreign operations	144,574	131,000	140,000
Income tax expense for uncertain tax positions under the provisions of FIN 48	106,963	—	—
Apportionment of state income tax	(625)	2,000	(97,000)
Increase in contingent liability	—	123,181	—
Other	87,130	56,206	15,915
Increase in valuation allowance	181,000	46,819	181,000

Income tax expense	$841,008	$4,065,206	$3,758,915

During 2005, the Company completed a detailed review of its activities in certain states. As a result, the Company began to apportion income among certain state tax jurisdictions. During the year ended December 31, 2005, the Company recognized an income tax benefit of $97,000 due to the change in apportionment.

The increase in the valuation allowance during 2007, 2006, and 2005 is primarily due to the establishment of reserves for the income tax benefit of losses in Hong Kong and China. Valuation allowances have been established for the income tax benefits of the losses incurred in Hong Kong and China as it is uncertain if sufficient future taxable income will be generated in these countries to offset the existing losses.

During 2006, a portion of the valuation allowance was moved to a contingent liability as certain research credits were fully used on the Company’s income tax returns. This amount represents research credits that are not expected to be realized. Effective January 1, 2007, upon the implementation of FIN 48, this amount was moved to Long Term Liabilities.

At December 31, 2007, the Company has a North Carolina Tax NOL carryforward of approximately $2.8 million, expiring through 2015, which can be offset against future state taxable income. The Company expects to fully utilize this NOL before any of it expires.

As of December 31, 2007, there was approximately $4.9 million in NOL carryforwards in Hong Kong. In accordance with the Hong Kong tax code these amounts can be carried forward indefinitely to offset future taxable income in Hong Kong. As of December 31, 2007, there was approximately $567,000 in NOL carryforwards in China. In accordance with the China tax code these amounts can be carried forward 5 years to offset future taxable income in China. The NOL carryforwards begin expiring in 2008. Due to the uncertainty of generating sufficient future taxable income in Hong Kong and China to utilize these NOLs, the Company established a valuation allowance against this deferred income tax asset.

Uncertain Tax Positions

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recorded a $401,603 reduction to the balance of retained earnings on January 1, 2007. Upon adoption, the liability for income taxes associated with uncertain tax positions at January 1, 2007 was $917,624. This liability was reduced by $347,840 of offsetting tax benefits associated with the federal income tax benefit for state income taxes and timing differences. The net amount of $569,784, if recognized, would favorably affect the Company’s effective tax rate. Prior to the adoption of FIN 48, the Company had $168,181 of liabilities for uncertain tax positions accrued under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. The liability for income taxes associated with uncertain tax positions is shown on our consolidated balance sheets as “accrued income taxes”.

The liability for income taxes associated with uncertain tax positions at December 31, 2007 is $911,606. This liability is reduced by $234,860 of offsetting tax benefits associated with the federal income tax benefit for state income taxes and timing differences. The net amount of $676,746, if recognized, would favorably affect the Company’s effective tax rate. The total 2007 income tax expense attributable to uncertain tax positions is $106,962.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of the provision for income taxes. During 2007, the Company accrued $77,504 of interest and penalties associated with uncertain tax positions. Including the interest and penalties recorded upon adoption of FIN 48, there is a total of $147,646 of interest and penalties included in our liability for uncertain tax positions. To the extent interest and penalties are not ultimately incurred with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

In all of the significant federal and state jurisdictions where it is required to file income tax returns, the Company has analyzed filing positions for all tax years where the statute is open. The only periods subject to examination by the major tax jurisdictions where the Company does business are the 2003 through 2007 tax years. The Company does not believe that the outcome of any examination will have a material impact on its financial statements.

During the year ended December 31, 2007, the Company reversed $153,905 of its liability for uncertain tax positions related to a federal tax position that was settled through the filing of an accounting method change. The reversal of this liability did not affect income tax expense as this tax position relates solely to timing differences. The Company does not expect settlement on any uncertain tax positions within the next twelve months.

The following table summarizes the activity related to our gross liability for uncertain tax positions from January 1, 2007 to December 31, 2007:

Balance as of January 1, 2007	$917,624
Increases related to prior year tax positions	147,887
Decreases related to prior year tax positions	—
Increases related to current year tax positions	—
Decreases related to settlements with taxing authorities	(153,905)
Decreases related to lapsing of statute of limitations	—

Balance as of December 31, 2007	$911,606

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

The Company also maintains other operating leases in Hong Kong and China which expire at various dates through December 2009.

The future minimum lease payments of the Company are as follows: $264,000 in 2008, $236,000 in 2009, $161,000 in 2010 and $95,000 in 2011, totaling $756,000. Rental expense incurred for operating leases for 2007, 2006, and 2005 was approximately $265,000, $309,000 and $305,000, respectively.

Purchase Commitments

On June 6, 1997, the Company entered into an Amended and Restated Exclusive Supply Agreement (“Exclusive Supply Agreement”) with Cree, Inc. (“Cree”). The Exclusive Supply Agreement had an initial term of ten years that was extended in 2005 to July 2015. In connection with the Exclusive Supply Agreement, the Company has committed to purchase a minimum of 50% (by dollar volume) of its requirements for SiC crystals from Cree. If the Company’s orders require Cree to expand beyond specified production levels, the Company must commit to purchase certain minimum quantities. In November 2007, the Company agreed with Cree on a framework for purchases for 2008. Under the agreement, the Company agreed to purchase approximately $710,000 of usable material for each quarter during 2008 at a price per gram that is approximately 22% over what was paid per gram during the fourth quarter of 2007 and 33% over what was paid during the first nine months of 2007. During 2007, 2006, and 2005, the Company made purchases from Cree of approximately $11.4 million, $14.6 million, and $11.5 million, respectively, for SiC crystals.

In February 2005, the Company entered into an Exclusive Supply Agreement with Norstel (formerly Jesperator AB) for the supply of SiC crystals for use in the manufacturing of moissanite jewels. In March 2007, the Company signed an amended agreement with Norstel that extended the term to December 31, 2009. We are currently negotiating another amendment to our contract with Norstel that will further extend the term of our agreement and reduce our purchase commitments for 2008 and 2009, while increasing the total purchase commitment over the length of the contract. Under the terms of the March 2007 amendment, our purchase commitment to Norstel is $2.4 million for 2008 and $3.0 million for 2009. This purchase commitment is contingent upon Norstel being able to deliver SiC crystals of acceptable quality in the amount committed. Based on the current negotiations with Norstel, we currently expect our commitment to Norstel to be for $1.2 million of SiC crystals in 2008 with undetermined amounts in future years. In addition, the Company advanced $400,000 to Norstel for the purchase of certain equipment. This advance began to be repaid in January 2007 through a 20% reduction on the invoice for subsequent purchases of SiC crystals. Effective October 1, 2007, pursuant to the amended agreement with Norstel, the Company began receiving a 35% reduction on the invoice for subsequent purchases of SiC crystals, and will continue to receive this reduction until the advance is repaid. Our current negotiations with Norstel may result in a reduction of this percentage from the 35% level. The balance on the advance as of December 31, 2007 was $365,390.

12. Selected Quarterly Data (Unaudited)

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
Year Ended December 31, 2007

Net sales	$5,780,666	$7,582,133	$6,569,731	$7,885,916
Gross profit	4,431,046	5,498,118	4,867,228	5,413,559
Net income (loss)	339,284	528,978	246,208	(1,138,894)
Basic net income (loss) per share (1)	0.02	0.03	0.01	(0.06)
Diluted net income (loss) per share	0.02	0.03	0.01	(0.06)

Year Ended December 31, 2006

Net sales	$8,016,833	$8,513,270	$12,101,651	$12,080,331
Gross profit	5,907,090	6,386,830	8,334,415	9,288,526
Net income	1,524,247	1,095,796	2,226,431	1,258,861
Basic net income per share (2)	0.08	0.06	0.12	0.07
Diluted net income per share	0.08	0.06	0.12	0.07

(1)	The loss during the quarter ended December 31, 2007 was primarily attributable to lower sales, which resulted in Marketing and Sales expense being 62% of Net sales as compared to 52% in the same quarter of 2006, and a $1.1 million increase in General and Administrative expense resulting from a $1.1 million increase in bad debt expense.
(2)	The sum of the quarterly numbers do not equal the amount reported on the Statement of Operations due to rounding.

Share and per share data for all periods presented reflect the one share for every four shares owned stock split, effected in the form of a 25% stock dividend, distributed on January 30, 2006.

Schedule II

Charles & Colvard, Ltd. And Subsidiary

Valuation and Qualifying Accounts

Year ended December 31	Balance at Beginning of Period	Additions Charged to Costs and Expenses		Collections of Accounts Previously Written Off	Deductions/ Write Offs		Balance at End of Period
Allowance for Doubtful Accounts
2007	$195,000	$1,190,668	(1)	$—	$145,668		$1,240,000
2006	$120,000	$78,990	(1)	$—	$3,990		$195,000
2005	$100,000	$31,673	(1)	$—	$11,673		$120,000

Reserve for Jewelry Inventory
2007	$40,000	$—		$—	$15,000	(2)	$25,000
2006	$95,000	$—		$—	$55,000	(2)	$40,000
2005	$100,000	$—		$—	$5,000	(2)	$95,000

Allowance for Returns
2007	$265,000	$—		$—	$100,000	(4)	$165,000
2006	$105,000	$160,000	(3)	$—	$—		$265,000
2005	$220,000	$—		$—	$115,000	(4)	$105,000

Inventory Recut Reserve
2007	$400,000	$—		$—	$—		$400,000
2006	$400,000	$—		$—	$—		$400,000
2005	$400,000	$—		$—	$—		$400,000

(1)	Charged against General and Administrative expenses.
(2)	Adjustments to reserve to reflect effect of sales of jewelry during the period.
(3)	Charged against sales.
(4)	Adjustments to allowance; credit to sales.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(i) Disclosure Controls and Procedures

As of December 31, 2007, the Company’s Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that information that the Company is required to disclose in its Exchange Act reports was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Chief Executive Officer and Chief Financial Officer also concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

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

Management conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management determined that the Company’s system of internal control over financial reporting was effective as of December 31, 2007.

(b) REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Charles & Colvard, Ltd.

Morrisville, North Carolina

We have audited the internal control over financial reporting of Charles & Colvard, Ltd. and subsidiary (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007 and the financial schedule of valuation and qualifying accounts as of and for each of the three years in the period ended December 31,

2007, of the Company and our report dated March 11, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and includes an explanatory paragraph relating to the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, in 2007 and Financial Accounting Standards No. 123R, Share-Based Payment, in 2006.

/s/ DELOITTE & TOUCHE LLP
Raleigh, North Carolina

March 11, 2008

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

The information called for in items 10 through 14 is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2007.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) and (2) Financial statements and financial statement schedule:

The financial statements, financial statement schedule, and report of independent registered public accounting firm are filed as part of this report on Form 10-K under Item 8, “Financial Statements and Supplementary Data.”

(a)(3) Exhibits:

The Exhibit Index commencing on page 61 of this Annual Report on Form 10-K lists the exhibits that are filed as part of this report.

(b) Exhibits

See Exhibit Index

(c) Separate Financial Statements and Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Charles & Colvard, Ltd.

By:	/s/ Robert S. Thomas	Date: 3/11/08
Robert S. Thomas, Chairman &
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Robert S. Thomas	Date: 3/11/08
Robert S. Thomas
Chairman & Chief Executive Officer
(Principal executive officer)

By:	/s/ James R. Braun	Date: 3/11/08
James R. Braun
Vice President of Finance & Chief Financial Officer
(Principal financial and accounting officer)

By:	/s/ Lisa A. Gavales	Date: 3/11/08
Lisa A. Gavales
Director

By:	/s/ Laura C. Kendall	Date: 3/11/08
Laura C. Kendall
Director

By:	/s/ Lynn L. Lane	Date: 3/11/08
Lynn L. Lane
Director

By:	/s/ Robert A. Leggett, III	Date: 3/11/08
Robert A. Leggett, III
Director

By:	/s/ Frederick A. Russ
	Frederick A. Russ	Date: 3/11/08
Director

By:	/s/ Geraldine L. Sedlar	Date: 3/11/08
Geraldine L. Sedlar
Director

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Articles of Incorporation of Charles & Colvard, Ltd. which is hereby incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Charles & Colvard, Ltd. for the year ended December 31, 2004.

3.2	Amended and Restated Bylaws of Charles & Colvard, Ltd., effective July 19, 2007, incorporated by reference to Exhibit 3.2 to Form 8-K, filed with the SEC on July 25, 2007.

4.1	Specimen Certificate of common stock which is hereby incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K of C3, Inc. for the fiscal year ended December 31, 1998.

4.3	Rights Agreement, dated as of February 22, 1999, by and between C3, Inc. and First Union National Bank as Rights Agent, including the Form of Rights Certificate as Exhibit A which is hereby incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K of C3, Inc. for the fiscal year ended December 31, 1998.

10.11	Amended and Restated Exclusive Supply Agreement, dated June 6, 1997, between Cree Research, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 of C3, Inc., filed with the SEC on September 30, 1997 (File No. 333-36809).*

10.13	Letter Agreement, dated July 14, 1997, between Cree Research, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 of C3, Inc., filed with the SEC on September 30, 1997 (File No. 333-36809).*

10.14	Letter Agreement, dated January 31, 1996, between Cree Research, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 of C3, Inc., filed with the SEC on September 30, 1997 (File No. 333-36809).*

10.15	1996 Stock Option Plan of C3, Inc. (as amended October 27, 1997) which is hereby incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1/A of C3, Inc. filed with the SEC on November 5, 1997 (File No. 333-36809).+

10.16	1997 Omnibus Stock Plan of C3, Inc. which is hereby incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of C3, Inc., filed with the SEC on September 30, 1997 (File No. 333- 36809).+

10.20	Agreement, dated September 24, 1997, between John M. Bachman, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 of C3, Inc., filed with the SEC on September 30, 1997 (File No. 333-36809).*

10.22	1997 Declaration of Amendment to 1997 Omnibus Stock Plan of C3, Inc. which is hereby incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 of C3, Inc., filed with the SEC on September 30, 1997 (File No. 333-43613).+

10.25	Amended and Restated Development Agreement, dated July 1, 1998 between Cree Research, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q of C3, Inc. for the quarter ended June 30, 1998.*

10.28	First Amendment to Agreement, dated March 23, 1998, between John M. Bachman, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q of C3, Inc. for the quarter ended September 30, 1998.*

10.29	Second Amendment to Agreement, dated September 28, 1998 between John M. Bachman, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.29 to the Quarterly Report on Form 10-Q of C3, Inc. for the quarter ended September 30, 1998.*

10.30	1998 Declaration of Amendment to 1996 Stock Option Plan of C3, Inc. which is hereby incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K of C3, Inc. for the fiscal year ended December 31, 1998. +

10.31	1998 Declaration of Amendment to 1997 Omnibus Stock Plan of C3, Inc., which is hereby incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K of C3, Inc. for the fiscal year ended December 31, 1998. +

10.32	Employment Agreement, dated March 1, 1999, between Robert Thomas and C3, Inc., which is hereby incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K of C3, Inc. for the fiscal year ended December 31, 1998. +

10.35	Licensing Agreement, dated October 10, 1998, between C. Eric Hunter and C3, Inc., which is hereby incorporated by reference to Exhibit 10.35 to the Quarterly Report on Form 10-Q of C3, Inc. for the quarter ended March 31, 1999. *

10.36	Third Amendment to Agreement, dated June 16, 1999, between John M. Bachman, Inc. and C3, Inc., which is hereby incorporated by reference to Exhibit 10.36 to the Quarterly Report on Form 10-Q of C3, Inc. for the quarter ended June 30, 1999. *

10.37	Fourth Amendment to Agreement, dated October 5, 1999, between John M. Bachman, Inc. and C3, Inc., which is hereby incorporated by reference to Exhibit 10.37 to the Quarterly Report on Form 10-Q of C3, Inc. for the quarter ended September 30, 1999. *

10.43	2000 Declaration of Amendment to 1996 Stock Option Plan of C3, Inc. which is hereby incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K of Charles & Colvard, Ltd. for the year ended December 31, 2000.+

10.44	2000 Declaration of Amendment to 1997 Omnibus Stock Plan of C3, Inc. which is hereby incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K of Charles & Colvard, Ltd. for the year ended December 31, 2000.+

10.46	Fifth Amendment to Agreement, dated December 29, 2000, between John M. Bachman, Inc. and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.46 to the Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. for the quarter ended March 31, 2001.*

10.47	Charles & Colvard, Ltd. Fiscal Year 2001 Executive Compensation Plan which is hereby incorporated by reference to Exhibit 10.47 to the Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. for the quarter ended June 30, 2001.+

10.48	Employment Agreement, effective as of June 4, 2001, by and between James R. Braun, CFO and Charles & Colvard, Ltd. which is hereby incorporated by reference to Exhibit 10.48 to the Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. for the quarter ended June 30, 2001.+

10.51	Manufacturing Agreement, dated April 2, 2002, by and between JewelNet Corporation d/b/a K&G Creations and Charles & Colvard, Ltd. which is hereby incorporated by reference to Exhibit 10.51 to the Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. for the quarter ended March 31, 2002.*

10.52	Sixth Amendment to Agreement, dated April 9, 2002, between John M. Bachman, Inc. and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.52 to the Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. for the quarter ended March 31, 2002.*

10.53	Executive Compensation Plan for Fiscal Year 2001 as Amended on May 20, 2002, which is hereby incorporated by reference to Exhibit 10.53 to the Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. for the quarter ended June 30, 2002.+

10.56	Salary Continuation Agreement dated October 1, 2002 between Dennis Reed, Vice President of Sales, and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.56 to the Annual Report on Form 10-K of Charles & Colvard for the year ended December 31, 2002. +

10.57	Executive Compensation Plan for Fiscal Year 2001, as Amended and Restated on February 13, 2003., which is hereby incorporated by reference to Exhibit 10.57 to the Annual Report on Form 10-K of Charles & Colvard, Ltd. for the year ended December 31, 2002. +

10.58	Amendment to Severance and Consulting Agreement dated as of May 31, 2003 between Charles & Colvard, Ltd. and Jeff N. Hunter, filed together with the Severance and Consulting Agreement dated as of May 15, 2000 between Charles & Colvard, Ltd. and Jeff N. Hunter, which is hereby incorporated by reference to Exhibit 10.58 to the Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. for the quarter ended June 30, 2003.+

10.59	Executive Compensation Plan for Fiscal Year 2001, as Amended and Restated on February 16, 2004, which is hereby incorporated by reference to Exhibit 10.59 to the Annual Report on Form 10-K of Charles & Colvard, Ltd. for the year ended December 31, 2003. +

10.60	Letter Agreement, dated December 18, 2003, between Stuller, Inc. and Charles & Colvard, Ltd, which is hereby incorporated by reference to Exhibit 10.60 to the Annual Report on Form 10-K of Charles & Colvard, Ltd. for the year ended December 31, 2003. *

10.61	Letter Agreement, dated December 14, 2003, between Cree, Inc. and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.61 to the Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. for the quarter ended March 31, 2004.*

10.62	Lease Agreement, dated March 26, 2004, between Duke Realty Limited Partnership and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.62 to the Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. for the quarter ended March 31, 2004.

10.63	Employment Agreement, dated August 1, 2004, between Dennis Reed, Vice President of Sales and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.63 to the Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. for the quarter ended June 30, 2004.+

10.64	Manufacturing Agreement, dated August 12, 2004, between Reeves Park, Inc. and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.64 to the Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. for the quarter ended September 30, 2004.

10.65	Security Agreement, dated August 15, 2004, between Reeves Park, Inc. and Charles & Colvard, Ltd, which is hereby incorporated by reference to Exhibit 10.65 to the Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. for the quarter ended September 30, 2004.

10.66	Consignment Agreement, dated August 16, 2004, between Reeves Park, Inc. and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.66 to the Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. for the quarter ended September 30, 2004.*

10.67	Amendment to Manufacturing Agreement, dated November 8, 2004, between Reeves Park and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.67 to the Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. for the quarter ended September 30, 2004.

10.68	First Amendment to Security Agreement, dated November 8, 2004, between Reeves Park and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.68 to the Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. for the quarter ended September 30, 2004.

10.69	Notice of Extension of Amended and Restated Exclusive Supply Agreement, dated January 6, 2005, from Charles & Colvard, Ltd. to Cree, Inc., which is hereby incorporated by reference to Exhibit 10.69 to Form 8-K, filed with the SEC on January 7, 2005.

10.70	Letter Agreement, dated January 20, 2005, between Stuller, Inc. and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.70 to Form 8-K, filed with the SEC on January 24, 2005.*

10.71	Letter Agreement, dated February 9, 2005, between Cree, Inc. and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.71 to Form 8-K, filed with the SEC on February 11, 2005.*

10.72	Exclusive Supply Agreement, dated February 14, 2005, between Norstel AB (formerly Jesperator AB) and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.72 to Form 8-K, filed with the SEC on February 17, 2005.*

10.73	Letter Agreement, executed February 21, 2005 and dated as of February 9, 2005, between The Bell Group d/b/a Rio Grande and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.73 to Form 8-K, filed with the SEC on February 23, 2005.*

10.74	Seventh Amendment to Agreement, dated March 7, 2005, between John M. Bachman, Inc. and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.74 to Form 8- K/A, filed with the SEC on March 10, 2005.*

10.75	1997 Omnibus Stock Plan of Charles & Colvard, Ltd. as Amended and Restated through March 9, 2005, which is hereby incorporated by reference to Exhibit 10.75 to Form 8-K, filed with the SEC on March 15, 2005. +

10.76	Form of Employee Incentive Stock Option Agreement, which is hereby incorporated by reference to Exhibit 10.76 to Form 8-K filed with the SEC on March 15, 2005. +

10.77	Form of Director Nonqualified Stock Option Agreement, which is hereby incorporated by reference to Exhibit 10.77 to Form 8-K filed with the SEC on March 15, 2005. +

10.78	Form of Employee Nonqualified Stock Option Agreement, which is hereby incorporated by reference to Exhibit 10.78 to Form 8-K filed with the SEC on March 15, 2005. +

10.79	Form of Independent Contractor Nonqualified Stock Option Agreement, which is hereby incorporated by reference to Exhibit 10.79 to Form 8-K filed with the SEC on March 15, 2005.+

10.80	Form of Restricted Stock Award Agreement, which is hereby incorporated by reference to Exhibit 10.80 to Form 8-K filed with the SEC on March 15, 2005. +

10.81	First Amendment to Charles & Colvard Created Moissanite Consignment Agreement, dated March 31, 2005, between Reeves Park, Inc. and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.81 to Form 8-K, filed with the SEC on April 5, 2005.

10.82	Management Incentive Plan (2005), which is hereby incorporated by reference to Exhibit 10.82 to Form 8-K, filed with the SEC on April 13, 2005. +

10.83	Quarterly & Annual Incentive Plan for Non-Officer Employees (2005), which is hereby incorporated by reference to Exhibit 10.83 to Form 8-K, filed with the SEC on April 13, 2005.+

10.84	Salary Continuation Agreement, dated April 22, 2005, between Barbara L. Mooty, Vice President of Brand Development and Industry Relations, and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.84 to Form 8-K, filed with the SEC on April 25, 2005.+

10.85	Eighth Amendment to Agreement, dated May 18, 2005, between John M. Bachman Inc. and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.85 to Form 8-K, filed with the SEC on May 20, 2005. *

10.86	Letter Agreement, dated February 14, 2006, between Cree, Inc. and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.86 to Form 8-K filed with the SEC on February 17, 2006. *

10.87	Management Incentive Plan (2006), which is hereby incorporated by reference to Exhibit 10.87 to Form 8-K, filed with the SEC on February 21, 2006. +

10.88	Quarterly & Annual Incentive Plan for Non-Officer Employees (2006), which is hereby incorporated by reference to Exhibit 10.88 to Form 8-K, filed with the SEC on February 21, 2006. +

10.89	Director Compensation Structure, effective May 22, 2006, which is hereby incorporated by reference to Exhibit 10.89 to Form 8-K, filed with the SEC on February 21, 2006. +

10.90	Ninth Amendment to Agreement, dated March 2, 2006, between John M. Bachman, Inc. and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.90 to Form 8-K, filed with the SEC on March 8, 2006.*

10.91	Letter Agreement, effective May 8, 2006, between Stuller, Inc. and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.91 to Form 8-K, filed with the SEC on May 12, 2006.*

10.92	Part-Time Employment Agreement, effective as of May 31, 2006, by and between Earl R. Hines and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.92 on Form 8-K, filed with the SEC on May 26, 2006.+

10.93	Retention and Incentive Option, effective May 22, 2006, between Dennis Reed and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.93 to Form 8-K, filed with the SEC on May 26, 2006.+

10.94	Letter Agreement, effective October 2, 2006, between Samuel Aaron International, Inc. and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.94 to Form 8-K, filed with the SEC on October 6, 2006.*

10.95	Licensing Agreement, dated October 2, 2006, between Samuel Aaron International, Inc. and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.95 to Form 8-K, filed with the SEC on October 6, 2006.*

10.96	Letter Agreement, effective December 25, 2006, between Cree, Inc. and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.96 to Form 8-K, filed with the SEC on January 4, 2007.*

10.97	Management Incentive Plan (2007), which is hereby incorporated by reference to Exhibit 10.97 to Form 8-K, filed with the SEC on February 20, 2007.+

10.98	Quarterly and Annual Incentive Plan for Non-Officer Employees (2007), which is hereby incorporated by reference to Exhibit 10.98 to Form 8-K, filed with the SEC on February 20, 2007.+

10.99	Amendment to Exclusive Supply Agreement, dated March 7, 2007, between Norstel AB and Charles & Colvard, Ltd., incorporated by reference to Exhibit 10.99 to Form 8-K, filed with the SEC on March 13, 2007. *

10.100	Employment Agreement, effective March 19, 2007, between Carl Mielke, Senior Vice President of Sales and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.100 to the Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. for the quarter ended March 31, 2007. +

10.101	Letter Agreement, effective June 26, 2007 between Stuller, Inc. and Charles & Colvard, Ltd., incorporated by reference to Exhibit 10.101 to Form 8-K, filed with the SEC on June 29, 2007.*

10.102	Letter Agreement, effective August 1, 2007, between Cree, Inc. and Charles & Colvard, Ltd., incorporated by reference to Exhibit 10.102 to Form 8-K, filed with the SEC on August 16, 2007.*

10.103	Amendment to Employment Agreement of Robert S. Thomas, dated August 28, 2007, incorporated by reference to Exhibit 10.103 to Form 8-K, filed with the SEC on August 31, 2007. +

10.104	Amendment to Employment Agreement of James R. Braun, dated August 28, 2007, incorporated by reference to Exhibit 10.104 to Form 8-K, filed with the SEC on August 31, 2007. +

10.105	Amendment to Employment Agreement of Dennis M. Reed, dated August 28, 2007, incorporated by reference to Exhibit 10.105 to Form 8-K, filed with the SEC on August 31, 2007. +

10.106	Personal Guaranty Agreement, dated October 23, 2007, executed by Klaus Jung in favor of Charles & Colvard, Ltd., incorporated by reference to Exhibit 10.106 to Form 8-K, filed with the SEC on October 26, 2007.

10.107	Amendment to Employment Agreement of Carl Mielke, dated August 28, 2007, which is hereby incorporated by reference to Exhibit 10.107 to the Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. for the quarter ended September 30, 2007. +

10.108	Letter Agreement, dated November 12, 2007, between Cree, Inc. and Charles & Colvard, Ltd., incorporated by reference to Exhibit 10.108 to Form 8-K, filed with the SEC on November 13, 2007.*

10.109	Charles & Colvard, Ltd. Form of Indemnification Agreement, dated December 4, 2007, incorporated by reference to Exhibit 10.109 to Form 8-K, filed with the SEC on December 10, 2007.

10.110	Employment Agreement, effective December 5, 2007, between Steven Abate, Vice President of Manufacturing and Charles & Colvard, Ltd. +

21.1	Schedule of Subsidiaries

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The registrant has requested that certain portions of this exhibit be given confidential treatment.
+	Denotes a management contract or compensatory plan or arrangement.

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-23329.