Form 10-Q
period 2008-03-31
CHARLES & COLVARD LTD
filed 2008-05-07
CIK 1015155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

As of April 30, 2008 there were 18,106,526 shares outstanding of the registrant’s Common Stock, no par value per share.

Charles & Colvard, Ltd. and Subsidiary

Part I. FINANCIAL INFORMATION

Item 1:	Financial Statements

Charles & Colvard, Ltd. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Net sales	$3,403,883	$5,780,666
Cost of goods sold	1,157,087	1,349,620

Gross profit	2,246,796	4,431,046

Operating expenses:
Marketing and sales	1,917,912	2,676,167
General and administrative	1,424,378	1,151,957
Research and development	14,092	15,638

Total operating expenses	3,356,382	3,843,762

Operating income (loss)	(1,109,586)	587,284
Interest income	48,559	171,628

Income (loss) before income taxes	(1,061,027)	758,912
Income tax expense (benefit) (Note 7)	(362,942)	419,628

Net income (loss)	$(698,085)	$339,284

Net income (loss) per share (Note 11):
Basic	$(0.04)	$0.02

Diluted	$(0.04)	$0.02

Weighted-average common shares:
Basic	18,106,526	17,986,533

Diluted	18,106,526	18,309,814

See Notes to Condensed Consolidated Financial Statements.

Charles & Colvard, Ltd. and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2008	December 31, 2007
Assets
Current Assets:
Cash and equivalents	$5,292,679	$7,048,409
Accounts receivable (Note 3)	7,688,223	9,381,719
Interest receivable	5,048	7,457
Income tax receivable	315,023	82,191
Notes receivable	326,900	365,390
Inventory (Note 4)	11,840,488	14,426,000
Inventory on consignment (Note 5)	1,564,095	1,763,243
Prepaid expenses and other assets	685,575	759,627
Deferred income taxes	997,545	980,674

Total current assets	28,715,576	34,814,710

Long Term Assets
Inventory (Note 4)	30,526,643	26,851,837
Furniture and equipment, net	578,349	597,349
Patent and license rights, net	409,724	358,330
Deferred income taxes	543,084	528,525

Total long term assets	32,057,800	28,336,041

Total assets	$60,773,376	$63,150,751

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable:
Cree, Inc.	$283,305	$469,899
Other	1,484,087	2,880,137
Accrued payroll	206,923	256,344
Accrued co-op advertising	316,874	452,792
Accrued expenses and other liabilities	313,178	268,973

Total current liabilities	2,604,367	4,328,145

Long Term Liabilities
Accrued Income Taxes	888,251	911,606

Total liabilities	3,492,618	5,239,751

Commitments and contingencies (Note 8)

Shareholders’ Equity
Common stock, no par value	52,910,075	52,910,075
Additional paid-in capital—share based compensation	5,960,573	5,892,730
Accumulated other comprehensive gain—foreign currency translation	881	881
Accumulated deficit	(1,590,771)	(892,686)

Total shareholders’ equity	57,280,758	57,911,000

Total liabilities and shareholders’ equity	$60,773,376	$63,150,751

See Notes to Condensed Consolidated Financial Statements.

Charles & Colvard, Ltd. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Operating Activities:
Net income (loss)	$(698,085)	$339,284
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	52,319	45,192
Share-based compensation	141,432	135,520
Loss on disposal of furniture and equipment	7,080	18,238
Provision for deferred income taxes	(106,755)	11,375
Damaged inventory reserve	115,000	—
Change in operating assets and liabilities:
Accounts receivable	1,693,496	6,329,611
Interest receivable	2,409	(13,099)
Income tax receivable	(232,832)	—
Inventory	(964,920)	(3,335,562)
Prepaid expenses and other assets	74,052	163,216
Accounts payable	(1,582,644)	(1,862,076)
Accrued co-op advertising	(135,918)	(531,391)
Accrued expenses and other liabilities	44,205	258,065
Net change in other liabilities	(72,776)	(111,313)

Net cash provided by (used in) operating activities	(1,663,937)	1,447,060

Investing Activities:
Purchase of furniture and equipment	(28,910)	(41,937)
Patent and license rights costs	(63,396)	(21,899)
Other	513	—

Net cash used in investing activities	(91,793)	(63,836)

Financing Activities:
Proceeds from exercise of stock options	—	124,221
Excess tax benefits from share-based payment arrangements	—	42,623

Net cash provided by financing activities	—	166,844

Change in cash and equivalents	(1,755,730)	1,550,068
Cash and equivalents, beginning of period	7,048,409	13,762,786

Cash and equivalents, end of period	$5,292,679	$15,312,854

Supplemental Schedule of Cash Flow Data:
Cash paid for income taxes	$—	$245,000

Supplemental Non-Cash Investing Activity:
Reduction of Notes Receivable	$38,490	$5,287

See Notes to Condensed Consolidated Financial Statements.

Charles & Colvard, Ltd. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all normal recurring adjustments which are necessary for the fair presentation of the results of the interim periods presented. Interim results are not necessarily indicative of results for the year. These financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2007, as set forth in the Company’s Form 10-K, filed with the Securities and Exchange Commission on March 11, 2008.

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

All of the Company’s activities are within a single business segment. The following tables present certain data by geographic area:

	Three Months Ended March 31,
Net Sales	2008	2007
United States	$2,442,917	$4,574,707
International	960,966	1,205,959

Total	$3,403,883	$5,780,666

Furniture and equipment, net	March 31, 2008	December 31, 2007
United States	$521,768	$558,659
International (All in Asia)	56,581	38,690

Total	$578,349	$597,349

Patent and license rights, net	March 31, 2008	December 31, 2007
United States	$114,175	$117,809
International	295,549	240,521

Total	$409,724	$358,330

2. Newly Adopted/Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). This standard defines fair value, establishes a methodology for measuring fair value, and expands the required disclosure for fair value measurements. FAS 157 was effective for the Company beginning January 1, 2008. The adoption of FAS 157 did not have an effect on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. FAS 159 was effective for the Company beginning January 1, 2008. The adoption of FAS 159 did not have an effect on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“FAS 141R”). FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. FAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for the Company beginning January 1, 2009. We do not expect the adoption of FAS 141R to have an effect on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“FAS 160”). FAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. FAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for the Company beginning January 1, 2009. We do not expect the adoption of FAS 160 to have an effect on our consolidated financial statements.

3. Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash equivalents and trade receivables. The Company maintains cash and cash equivalents with high quality financial institutions and invests in low risk securities, primarily money market funds.

Trade receivables potentially subject the Company to credit risk. The Company’s standard payment terms are generally between 30 and 60 days for jewel distributors and generally between 60 to 120 days for jewelry manufacturers. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history.

As of March 31, 2008, we had trade accounts receivable from Reeves Park, Inc (“Reeves Park”) of $5.7 million. Of this amount, $5.0 million was past due. We will continue shipping orders to this customer as long as it pays a specified amount higher than the amount of its new orders to us. There is also a minimum payment amount that must be made quarterly. We believe this will enable us to continue reducing the past due balance from this customer in an orderly manner over the long-term while preserving its relationships with its retail customers.

One customer accounted for 59% and 56% of the Company’s receivables at March 31, 2008 and December 31, 2007, respectively, and for 19% and 24% of the Company’s sales during the three months ended March 31, 2008 and 2007, respectively. A second customer accounted for 14% and 13% of the Company’s receivables at March 31, 2008 and December 31, 2007, respectively, and for 0% and 13% of the Company’s sales during the three months ended March 31, 2008 and 2007, respectively. A third customer accounted for 7% and 5% of the Company’s receivables at March 31, 2008 and December 31, 2007, respectively, and for 20% and 14% of the Company’s sales during the three months ended March 31, 2008 and 2007, respectively. A fourth customer accounted for less than 1% of receivables at March 31, 2008 and December 31, 2007, respectively, and for 9% and 14% of the Company’s sales during the three months ended March 31, 2008 and 2007, respectively.

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

The Company currently sells one grade of jewel. The grade is classified as “very good” and consists of near-colorless jewels that meet certain standards. Only “very good” jewels are valued in inventory. Jewels, including colored jewels, which have not met the Company’s quality standards are not valued in inventory. As market conditions change, including the influences of customer demand, there may be a market for a portion of this unvalued inventory that management may pursue in the future.

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

Finished goods are shown net of a reserve for jewelry inventory of $20,000 and $25,000 at March 31, 2008 and December 31, 2007, respectively. The Company does not actively market a portion of its jewelry inventory. Jewelry inventory value on the pieces not marketed is determined as the amount we would obtain by melting the gold in the jewelry and putting the jewels back into loose stone inventory. Jewelry inventory, net of the $20,000 and $25,000 reserve at March 31, 2008 and December 31, 2007, was $397,097 and $243,110, respectively. In addition, finished goods are shown net of reserve of $400,000 at March 31, 2008 and December 31, 2007. This reserve was established to allow for the carat weight loss associated with the possible re-cutting of a portion of the finished goods inventory. There are certain jewels in inventory that may be re-cut to achieve higher quality standards. The need for adjustments to these reserves is evaluated on a period by period basis.

The Company’s inventories consist of the following as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Raw materials	$6,293,586	$6,705,805
Work-in-process	5,750,034	6,245,889
Finished goods	30,323,511	28,326,143

Total inventory	$42,367,131	$41,277,837

There is $30,526,643 and $26,851,837 of inventory classified as long-term on the Company’s condensed consolidated balance sheets as of March 31, 2008 and December 31, 2007, respectively.

5. Inventory on Consignment

Periodically, the Company ships jewels to customers on “memo” terms. For shipments on “memo” terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. The Company does not recognize revenue on these transactions until the earlier of (1) the customer informing the Company that it will keep the jewels or (2) the expiration of the memo period. Jewels shipped to customers on “memo” are classified as inventory on consignment on the Company’s consolidated balance sheets. Inventory on consignment is shown net of a reserve of $215,000 and $100,000 at March 31, 2008 and December 31, 2007, respectively. This reserve was established to allow for certain jewels on consignment that are expected to be returned to us damaged. We terminated our relationship with K&G Creations effective January 1, 2008. K&G Creations is in the process of returning to us their entire consigned inventory, a process that requires jewels to be pulled from jewelry, resulting in damage to some of the jewels. Any damaged jewels returned to us will not be valued in inventory as they will not meet our quality standards. Based on the large percentage of damaged jewels returned to us during the three months ended March 31, 2008, we increased this reserve. We are invoicing K&G for the damaged jewels, but since we are working on a settlement of the amounts we are owed, we conservatively did not record the revenue associated with these billings. We will aggressively pursue collection on all amounts rightfully and contractually owed to us by K&G. Of the $1,564,000 of inventory on consignment at March 31, 2008, the Company expects $219,000 (net of the $215,000 reserve) on consignment with K&G Creations to be returned. The remaining $1,345,000 is on consignment primarily with three customers and represents potential revenue of $4,155,000 and potential gross profit of $2,810,000 based on the average cost per carat of inventory at March 31, 2008.

6. Common Stock

In April 2007, the Board of Directors authorized a repurchase program for up to 1,000,000 shares of the Company’s common stock. Repurchases could be made in the open market at prevailing prices or in privately negotiated transactions at prices at or below prevailing open market prices. This program expired in April 2008. There were no shares repurchased under this program.

7. Income Taxes

The Company’s effective income tax benefit rate for the three months ended March 31, 2008 was 34% compared to an effective income tax rate of 55% for the three months ended March 31, 2007. The statutory tax rate is 38.5% and consists of the Federal income tax rate of 34% and the North Carolina state income tax rate of 4.5%, net of the federal benefit. In periods of taxable income, the effective income tax rate is higher than the statutory rate primarily due to the inability to currently recognize an income tax benefit for the operating losses in Hong Kong and China. The income tax benefit cannot be recognized for the losses in Hong Kong and China due to the uncertainty of generating sufficient future taxable income in these tax jurisdictions to offset the existing losses. As a result of the loss position in the U.S. during the three months ended March 31, 2008, the effect of losses at the non-U.S. operations caused the effective tax benefit rate to be lower when compared to the effective tax rate in 2007 when there was taxable income. In addition, during a review of North Carolina tax returns filed in prior years, the Company filed amended returns that resulted in a $42,000 credit to tax expense during the three months ended March 31, 2008 due to an increase in the state NEL tax position.

8. Commitments and Contingencies

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

The Company also maintains other operating leases in Hong Kong and China that expire at various dates through December 2009.

The future minimum lease payments of the Company are as follows: $190,000 for the remainder of 2008, $236,000 in 2009, $160,000 in 2010, and $95,000 in 2011, totaling $681,000. Rental expense incurred for operating leases for the three months ended March 31, 2008 and March 31, 2007 was $71,000 and $76,000, respectively.

Purchase Commitments

On June 6, 1997, we entered into an Amended and Restated Exclusive Supply Agreement with Cree Inc. (“Cree”). The exclusive supply agreement had an initial term of ten years that was extended in January 2005 to July 2015. In connection with the exclusive supply agreement, we have committed to purchase a minimum of 50% (by dollar volume) of our requirements for silicon carbide (“SiC”) crystals from Cree. If our orders require Cree to expand beyond specified production levels, we must commit to purchase certain minimum quantities. In November 2007, we agreed with Cree on a framework for purchases for 2008. Under the agreement, we agreed to purchase approximately $710,000 of usable material for each quarter during 2008 at a price per gram that is approximately 22% over what we paid per gram during the fourth quarter of 2007 and 33% over what we paid during the first nine months of 2007. We purchased $710,000 of SiC crystals from Cree during the three months ended March 31, 2008.

In February 2005, we entered into an Exclusive Supply Agreement with Norstel (formerly Jesperator AB) for the supply of SiC crystals for use in the manufacturing of moissanite jewels. In April 2008, we signed an amended agreement with Norstel that extended the term to September 26, 2011. The Company’s minimum purchase commitment to Norstel continues until (i) the Company has purchased an aggregate amount of approximately $7.9 million of SiC crystals, or (ii) September 26, 2011, whichever occurs first. The Company’s minimum purchase commitment during 2008 is $1,200,000. We purchased $112,000 of SiC crystals from Norstel during the three months ended March 31, 2008. In addition, we advanced $400,000 to Norstel in 2005 for the purchase of certain equipment. This advance began to be repaid in January 2007 through a 20% reduction on the invoice for subsequent purchases of SiC crystals. Effective March 1, 2008, pursuant to the amended agreement with Norstel, we began receiving a 30% reduction on the invoice for subsequent purchases of SiC crystals, and will continue to receive this reduction until the advance is repaid. The balance on the advance as of March 31, 2008 was $326,900.

9. Comprehensive Income

There was no other comprehensive income for any of the periods presented in these condensed consolidated financial statements.

10. Share-Based Compensation

The following table summarizes the components of the Company’s share-based compensation included in net income:

	Three Months Ended March 31,
	2008	2007
Employee Stock Options	$65,912	$57,273
Consultant Stock Options	(105)	2,002
Restricted Stock Awards	75,625	76,245
Income Tax Benefit	(39,671)	(40,211)

Total	$101,761	$95,309

In addition, $1,736 and $1,593 of share-based compensation was capitalized as a cost of inventory during the three months ended March 31, 2008 and 2007, respectively. A $105 decrease in compensation cost on consultant stock options was recognized during the three months ended March 31, 2008 due to a reduction in the fair value of stock awards issued to consultants.

As of March 31, 2008, the unrecognized share-based compensation expense related to non-vested stock options is approximately $278,000, which is expected to be recognized over a weighted average period of approximately 13 months.

The following is a summary of activity for the Company’s stock option plan:

	1997 Omnibus Plan
	Number of Shares	Weighted- Average Exercise Price
Outstanding, December 31, 2007	963,781	$6.18
Granted	—	—
Exercised	—	—
Canceled	(34,305)	7.19

Outstanding, March 31, 2008	929,476	$6.15

The following summarizes information about stock options at March 31, 2008:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Outstanding as of 3/31/2008	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable as of 3/31/2008	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Vested or Expected to Vest as of 3/31/2008	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
929,476	4.0	$6.15	805,435	4.1	$5.33	928,612	4.0	$6.15

The aggregate intrinsic value of options outstanding, exercisable, vested or expected to vest at March 31, 2008 was $32,869. This amount is before applicable income taxes and represents the closing stock price of the Company’s common stock at March 31, 2008 less the grant price, multiplied by the number of options that have a grant price that is less than the closing stock price. This amount represents the amount that would have been received by the optionees had these options been exercised on that date. Based on the March 31, 2008 stock price, there are no unvested options with an intrinsic value. During the three months ended March 31, 2008, the aggregate intrinsic value of options exercised was $0 as no options were exercised.

The fair value of each option grant is estimated on the grant date using the Black-Scholes-Merton option pricing model. No options were granted during the three months ended March 31, 2008. The valuations of options granted during the three months ended March 31, 2007 were based on the following assumptions:

Three Months Ended March 31, 2007
Weighted-average grant date fair value	$4.20
Weighted-average expected lives (in years)	5.94
Weighted-average risk-free interest rate	4.51%
Dividend yield	0%
Volatility factor	.704

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

The following is a summary of activity for restricted stock granted by the Company:

	Number of Shares	Grant Date Fair Value
Non-vested at January 1, 2008	63,806	$4.78
Granted	—	—
Vested	—	—
Cancelled	—	—

Non-vested at March 31, 2008	63,806	$4.78

On May 21, 2007, the Company granted its non-employee board members an aggregate of 63,806 shares of restricted stock. The board members cannot sell these shares until their one-year term on the board expires on the date of the annual meeting in May 2008. The fair value of the restricted stock granted was $305,000 based on the closing market price of the Company’s common stock on May 21, 2007. These are the only restricted stock awards currently outstanding for the Company. As of March 31, 2008, unrecognized compensation expense related to non-vested restricted stock was $42,390, which will be amortized on a straight line basis through May 2008.

11. Net Income (Loss) Per Share

Basic net income per share computations are based on the weighted-average common shares outstanding. Diluted net income per share computations include the dilutive effect, if any, of stock options using the treasury stock method. The following table reconciles the differences between the basic and diluted earnings per share presentations:

	Three Months Ended March 31,
	2008	2007
Numerator:
Net income (loss)	$(698,085)	$339,284

Denominator:
Weighted Average Shares Outstanding
Basic	18,106,526	17,986,533
Stock Options	—	323,281

Diluted	18,106,526	18,309,814

Net Income Per Share:
Basic	$(0.04)	$0.02

Diluted	$(0.04)	$0.02

For the three months ended March 31, 2008 and 2007, stock options to purchase approximately 929,000 and 562,000 shares, respectively, were excluded from the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to net income (loss) per share.

12. Subsequent Event

In April 2008, the Company reduced staffing levels. These staff reductions will cause the Company to record severance expense of approximately $185,000 in the second quarter, but will result in an annualized savings of approximately $550,000.

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

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future. You should be aware that although the forward-looking statements included herein represent management’s current judgment and expectations, our actual results may differ materially from those projected, stated or implied in these forward-looking statements as a result of many factors, including, but not limited to any trends in the general economy that would adversely affect consumer spending, a further decline in our sales, dependence on Cree, Inc as the current supplier of most of the raw material, ability to develop a material second source of supply, dependence on a limited number of customers, dependence on consumer acceptance of the Company’s products, risks of conducting operations in foreign countries, dependence on third parties, in addition to the other risks and uncertainties described in more detail in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission. Forward-looking statements speak only as of the date they are made. We undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur except as required by the federal securities laws, and you are urged to review and consider disclosures that we make in the reports that we file with the Securities and Exchange Commission that discuss other factors relevant to our business.

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

Sales for the first quarter of 2008 were 41% less than sales during the first quarter of 2007, primarily due to the actions by retailers to effectively reduce inventory on hand, partially due to the overall weakness in the general economy. Also negatively impacting revenue during the first quarter was the time and effort necessary for several retailers to transition to new moissanite jewelry suppliers to replace the jewelry previously sourced through K&G Creations. Management expects that much of this process will conclude in the second quarter and we expect to see revenue contributions from those retailers through other manufacturers in the second half of the year.

While we were disappointed with our first quarter financial results as sales trends at retail continue to be soft, we remain intently focused on addressing both the short-term and long-term challenges our company is facing. We have begun several initiatives to address the issues we are facing.

•

One of these initiatives was to engage an independent consulting firm, Kanter International, to conduct a strategic review of the Company. This review has been completed and we are in the process of evaluating the recommendations, which focus on organizational structure, brand building and sales growth strategies as well as expense controls and inventory management. The report and recommendations received from Kanter are currently being studied and evaluated by the Board of Directors and a complete action plan is being developed. At the appropriate time, we will report actions we are taking.

•

A second initiative is to make significant changes in the composition of the Board of Directors. Three of our current directors will not stand for re-election to the Board, primarily because of the time commitment we envision for our Directors in 2008-2009 as we deal with the issues and opportunities facing the Company.

•

A third initiative is to begin the planning to attract new talent to our organization, including separating the positions of Chairman and CEO, as we work to improve our performance and realize the opportunity that each of us recognizes and embraces.

•

A fourth initiative is an aggressive review of our planned spending for 2008 given the weakness in the economy and our revenue outlook over the near-term. As a result, we have reduced our staff levels, as well as other planned expenditures. In particular, those staff reductions will cause us to incur severance expense of approximately $185,000 in the second quarter, but will result in an annualized savings of approximately $550,000.

•	A fifth initiative is the development of a more aggressive e-commerce presence. You can expect progress on this initiative beginning in May 2008.

Results of Operations

The following table is intended to illustrate a tabular analysis of certain Condensed Consolidated Statement of Operations data as a percentage of sales for both periods presented. A detailed explanation of our results of operations follows this table:

	Three Months Ended March 31
	2008		2007
Sales	100%	$3,403,883	100%	$5,780,666
Gross profit	66%	2,246,796	77%	4,431,046
Marketing and sales expenses	56%	1,917,912	46%	2,676,167
General and administrative expenses	42%	1,424,378	20%	1,151,957
Operating income (loss)	—	(1,109,586)	10%	587,284
Net income (loss)	—	(698,085)	6%	339,284

Three Months ended March 31, 2008 compared with Three Months ended March 31, 2007

Net sales were $3,403,883 for the three months ended March 31, 2008 compared to $5,780,666 for the three months ended March 31, 2007, a decrease of $2,376,783 or 41%. Shipments of moissanite jewels, excluding consigned jewels, decreased 48% to approximately 18,000 carats from 35,000 carats. The average selling price per carat increased by 12% due to a product mix in which a greater percentage of larger size jewels, which have a higher price per carat, were sold. U.S. sales accounted for approximately 72% and 79% of sales during the three months ended March 31, 2008 and 2007, respectively.

U.S. net sales and carat shipments, excluding consigned jewels, decreased by 47% and 53%, respectively, for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. U.S. sales decreased primarily due to the actions by retailers to effectively reduce inventory on hand, partially due to the overall weakness in the general economy. Another factor that negatively impacted our sales results was the time and effort necessary for several retailers to transition to new moissanite jewelry suppliers to replace the jewelry previously sourced through K&G Creations. Effective January 1, 2008, we terminated our relationship with K&G Creations. We had no sales to K&G during the three months ended March 31, 2008 and they accounted for 13% of our sales during the same period of 2007. We continue to work with the retailers previously supplied by K&G Creations to establish relationships with other moissanite jewelry manufacturers. We will likely see a negative impact on our results of operations in the second quarter as much of this process should be completed by then. We expect to begin seeing revenue contributions from those retailers through other manufacturers in the second half of the year. Our three largest customers during the three months ended March 31, 2008, Samuel Aaron International (“SAI”), Reeves Park, and Stuller accounted for 20%, 19% and 9%, respectively, of our sales during the period as compared to 14%, 24% and 14%, respectively, for the same period of 2007. We expect that we will remain dependent on our ability and that of our largest customers to maintain and enhance their retail programs. A loss of any of these customer or retailer relationships could have a material adverse effect on our results of operations.

International net sales and carat shipments decreased by 20% and 28%, respectively, for the three months ended March 31, 2008 as compared to the same period of 2007. International sales decreased primarily due to decreased sales to the United Kingdom, Thailand and Canada, partially offset by higher sales to Hong Kong. A portion of our international sales is due to jewels sold internationally that will be re-imported to North American retailers. Our top three international distributors during the three months ended March 31, 2008 were located in Italy, Hong Kong, and India.

Our gross profit margin was 66.0% for the three months ended March 31, 2008 compared to 76.7% for the three months ended March 31, 2007. The decreased gross profit margin percentage was primarily caused by the write-off of a portion of the consigned jewels returned to us by K&G Creations. Most of the consigned jewels returned to us by K&G Creations were removed from jewelry by K&G Creations. This process resulted in damage to approximately 50% of the jewels, which we wrote off and invoiced to K&G per our standard policy on this type of return. This write-off resulted in approximately a 5% point reduction in our gross profit percentage during the three months ended March 31, 2008. Since we are working on a settlement of the amounts we are owed by K&G Creations, we conservatively did not record the revenue associated with the billings on these damaged jewels. We will aggressively pursue collection on all amounts rightfully and contractually owed to us by K&G. Our gross margin percentage was also negatively affected during the three months ended March 31, 2008 by approximately 3% points due to the establishment of an additional $115,000 damaged stone reserve in anticipation of future damaged jewels returned by K&G Creations being in the same percentage as realized in the first quarter. Other factors affecting our gross margin percentage during the three months ended March 31, 2008 were higher production costs in the first-in, first-out accounting period relieved from inventory, partially offset by a 12% increase in our average selling price per carat.

Marketing and sales expenses were $1,917,912 for the three months ended March 31, 2008 compared to $2,676,167 for the three months ended March 31, 2007, a decrease of $758,255 or 28%. As a percentage of sales, these expenses increased to 56% from 46% in the same period of 2007. The primary reasons for the decrease in expenses were a $631,000 decrease in advertising expenses and $122,000 of decreased travel costs. Our direct advertising costs decreased by $391,000 primarily due to decreased print advertising and our co-op advertising expense decreased by $240,000 due to lower sales. Our co-op advertising program reimburses a portion of our customers’ marketing costs based on the amount of their purchases from us, and is subject to the customer providing us documentation of all advertising copy that includes our products. The decreased travel costs are consistent with our efforts to cut back on expenses in an effort to get back to profitability.

General and administrative expenses were $1,424,378 for the three months ended March 31, 2008 compared to $1,151,957 for the three months ended March 31, 2007, an increase of $272,421 or 24%. As a percentage of sales these expenses increased to 42% from 20% in the same period of 2007. The increase in expenses is primarily due to $244,000 of increased fees for professional services. Professional services increased mostly due to $187,000 of fees associated with the services provided by Kanter International, who was engaged by our Board of Directors to provide a thorough review of our business strategy and model.

Interest income was $48,559 for the three months ended March 31, 2008 compared to $171,628 for the three months ended March 31, 2007, a decrease of $123,069 or 72%. This decrease resulted from lower cash balances and a lower interest rate earned on our cash balances.

Our effective income tax benefit rate for the three months ended March 31, 2008 was 34% compared to an effective income tax rate of 55% for the three months ended March 31, 2007. Our statutory tax rate is 38.5% and consists of the Federal income tax rate of 34% and the North Carolina state income tax rate of 4.5%, net of the federal benefit. In periods when we have taxable income, our effective income tax rate is higher than our statutory rate primarily due to our inability to currently recognize an income tax benefit for our operating losses in Hong Kong and China. We cannot recognize the income tax benefit of our losses in Hong Kong and China due to the uncertainty of generating sufficient future taxable income in these tax jurisdictions to offset the existing losses. As a result of our loss position in the U.S. during the three months ended March 31, 2008, the effect of losses at our non-U.S. operations caused our effective tax benefit rate to be lower when compared to the effective tax rate in 2007 when we had taxable income. In addition, during a review of North Carolina tax returns filed in prior years, we filed amended returns that resulted in a $42,000 credit to tax expense during the three months ended March 31, 2008 as we were able to amend these returns and increase our state NEL tax position.

Liquidity and Capital Resources

At March 31, 2008, we had approximately $5.3 million of cash and cash equivalents and $26.1 million of working capital as compared to $7.0 million of cash and cash equivalents and $30.5 million of working capital at December 31, 2007. As further described below, cash and cash equivalents decreased during the three months ended March 31, 2008 primarily as a result of $1.7 million of cash used in operations. The decrease in working capital is primarily attributable to the classification of inventory between current and long-term assets.

Our principal sources of liquidity are cash on hand and cash expected to be generated by operations in future periods. During the three months ended March 31, 2008, $1.7 million of cash was used in operations primarily as a result of a $1.6 million decrease in accounts payable, a $0.9 million increase in inventory and a $0.7 million net loss, partially offset by a $1.7 million decrease in accounts receivable. Our accounts payable are typically at their highest level at December 31 of each year due to our increased expenses for sales and marketing during the fourth quarter holiday season and our decrease in accounts payable is due to payments made on these expenses. We have significantly reduced our inventory purchase commitments in 2008 over prior years to improve cash flow from operations. We also worked during the first quarter of 2008 to reduce all aspects of our manufacturing activities. As we continue to ramp down manufacturing levels during 2008, we expect to see inventory decrease in future quarters. Accounts receivable is down due to decreased sales, as well as collection of open receivables from our customers.

We purchased $850,000 of raw material during the three months ended March 31, 2008. Our raw material inventories of SiC crystals are purchased under exclusive supply agreements with a limited number of suppliers. Because the supply agreements restrict the sale of these crystals to only us, the suppliers negotiate minimum purchase commitments with us that may result in periodic levels of inventories that are higher than we might otherwise maintain. These agreements coupled with lower than expected sales resulted in $30.5 million of our inventories being classified as long-term assets at March 31, 2008.

On June 6, 1997, we entered into an Amended and Restated Exclusive Supply Agreement with Cree. The exclusive supply agreement had an initial term of ten years that was extended in January 2005 to July 2015. In connection with the exclusive supply agreement, we have committed to purchase a minimum of 50% (by dollar volume) of our requirements for SiC crystals from Cree. If our orders require Cree to expand beyond specified production levels, we must commit to purchase certain minimum quantities. In November 2007, we agreed with Cree on a framework for purchases for 2008. Under the agreement, we agreed to purchase approximately $710,000 of usable material for each quarter during 2008 at a price per gram that is approximately 22% over what we paid per gram during the fourth quarter of 2007 and 33% over what we paid during the first nine months of 2007. We purchased $710,000 from Cree during the three months ended March 31, 2008.

In February 2005, we entered into an Exclusive Supply Agreement with Norstel (formerly Jesperator AB) for the supply of SiC crystals for use in the manufacturing of moissanite jewels. In April 2008, we signed an amended agreement with Norstel that extended the term to September 26, 2011. The Company’s minimum purchase commitment to Norstel continues until (i) the Company has purchased an aggregate amount of approximately $7.9 million of SiC crystals, or (ii) September 26, 2011, whichever occurs first. The Company’s minimum purchase commitment during 2008 is $1,200,000. We purchased $112,000 from Norstel during the three months ended March 31, 2008. In addition, we advanced $400,000 to Norstel in 2005 for the purchase of certain equipment. This advance began to be repaid in January 2007 through a 20% reduction on the invoice for subsequent purchases of SiC crystals. Effective March 1, 2008, pursuant to the amended agreement with Norstel, we began receiving a 30% reduction on the invoice for subsequent purchases of SiC crystals, and will continue to receive this reduction until the advance is repaid. The balance on the advance as of March 31, 2008 was $326,900.

As of March 31, 2008, we had trade accounts receivable from Reeves Park of $5.7 million. Of this amount, $5.0 million was past due. We will continue shipping orders to this customer as long as they pay a specified amount higher than the amount of their new orders to us. There is also a minimum payment amount that must be made quarterly. We believe this will enable us to continue reducing the past due balance from this customer in an orderly manner over the long-term while preserving its relationships with its retail customers.

We did not make any income tax payments during the three months ended March 31, 2008. During the year ended December 31, 2006, we fully utilized our U.S. Net Operating Loss (“NOL”) carryforward. The 2007 tax year was the first full year that we made federal income tax payments. As of March 31, 2008 we have an income tax receivable amount of $315,023 primarily due to our loss position during the first quarter of 2008 and also due to an $82,000 overpayment for the 2007 tax year based on our current estimates on our 2007 tax liability. As of December 31, 2007, we also had a North Carolina NOL carryforward of approximately $3.7 million, which expires between 2012 and 2015. As of December 31, 2007, we also had a $4.9 million NOL carryforward in Hong Kong that can be carried forward indefinitely and $567,000 of a NOL carryforward in China that begins expiring in 2008.

Periodically, we ship jewels to customers on “memo” terms. For shipments on “memo” terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. We do not recognize revenue on these transactions until the earlier of (1) the customer informing us that they will keep the jewels or (2) the expiration of the memo period. Any jewels shipped to our customers on “memo” terms are classified as inventory on consignment on our consolidated balance sheets. Of the $1,564,000 of inventory on consignment at March 31, 2008, the Company expects $219,000 (net of the $215,000 damage reserve) on consignment with K&G Creations to be returned. The remaining $1,345,000 is on consignment primarily with three customers and represents potential revenue of $4,155,000 and potential gross profit of $2,810,000 based on the average cost per carat of inventory at March 31, 2008.

In April 2007, the Board of Directors authorized a repurchase program for up to 1,000,000 shares of the Company’s common stock. Repurchases could be made in the open market at prevailing prices or in privately negotiated transactions at prices at or below prevailing open market prices. This program expired in April 2008. There were no shares repurchased under this program.

Based on our cash and cash equivalents and other working capital, management believes that our existing capital resources are adequate to satisfy our capital requirements under our current business strategy for at least the next 12 months; however, depending upon the results of our board’s strategic planning process, we may need additional cash to implement new initiatives.

Newly Adopted Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). This standard defines fair value, establishes a methodology for measuring fair value, and expands the required disclosure for fair value measurements. FAS 157 was effective for us beginning January 1, 2008. The adoption of FAS 157 did not have an effect on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115 (“FAS No. 159”). FAS 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. FAS 159 was effective for us beginning January 1, 2008. The adoption of FAS 159 did not have an effect on our consolidated financial statements.

Newly Issued Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“FAS 141R”). FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. FAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for us beginning January 1, 2009. We do not expect the adoption of FAS 141R to have an effect on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“FAS 160”). FAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. FAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for us beginning January 1, 2009. We do not expect the adoption of FAS 160 to have an effect on our consolidated financial statements.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates has not changed significantly from our disclosure in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 4:	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of March 31, 2008, the Company’s Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that the information that the Company is required to disclose in its Exchange Act reports was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Chief Executive Officer and Chief Financial Officer also concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings

On October 4, 2006, we received an English translation of an action filed on June 9, 2006 in the South Korean Intellectual Property Office by MC Lab Corporation. MC Lab Corporation sought invalidation of our current South Korean patent on the basis of an alleged lack of inventiveness as compared to certain prior art. In September 2007, the petition by MC Lab Corporation to invalidate our patent was dismissed. On September 29, 2007, MC Lab Corporation filed a Notice of Appeal with the Patent Court. On April 15, 2008, the first court hearing of the appeal was held with another hearing scheduled in late May 2008. We expect a decision in June 2008, although further appeals are possible. Management believes that the South Korean patent was properly issued and we will continue to vigorously defend the action. We do not presently have material sales in South Korea and the decision will not be legally binding in any other jurisdiction.

Item 1A.	Risk Factors

In addition to the risk factor set forth below and the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We will experience a significant change in the composition of our Board of Directors.

At our annual meeting of shareholders on May 27, 2008, three members of our current board of directors will not stand for re-election to the board, primarily due to the time commitment we envision as we deal with issues and opportunities facing the Company. As a result, the composition of our board of directors will change significantly, and our ability to grow our business and successfully meet operational challenges will depend on the ability of the new board to work effectively with management.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Charles & Colvard did not make any purchases of its common stock during the three months ended March 31, 2008.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly-Announced Plan	Maximum Number of Shares That May Yet be Purchased Under the Plan (1)
Jan 1, 2008 – Jan 31, 2008	—	—	—	1,000,000
Feb 1, 2008 – Feb 29, 2008	—	—	—	1,000,000
Mar 1, 2008 – Mar 31, 2008	—	—	—	1,000,000
Total	—	—	—	0

(1)	In April 2007, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s common stock through open market or privately negotiated transactions at prices at or below prevailing prices. This plan expired in April 2008.

Item 6:	Exhibits

Exhibit No.	Description
10.111	Letter Agreement, dated March 14, 2008, between Reeves Park, Inc. and Charles & Colvard, Ltd., signed by Charles & Colvard, Ltd. on March 17, 2008, incorporated by reference to Exhibit 10.111 to Form 8-K, filed with the SEC on March 20, 2008. *

10.112	Amendment to Exclusive Supply Agreement, dated April 8, 2008, between Norstel AB and Charles & Colvard, Ltd, incorporated by reference to Exhibit 10.112 to Form 8-K, filed with the SEC on April 11, 2008. *

10.113	Tenth Amendment to Agreement, dated April 9, 2008, between John M. Bachman, Inc. and Charles & Colvard, Ltd., incorporated by reference to Exhibit 10.113 to Form 8-K, filed with the SEC on April 14, 2008. *

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Charles & Colvard, Ltd.

Date: May 7, 2008	/s/ Robert S. Thomas
Robert S. Thomas
Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2008	/s/ James R. Braun
James R. Braun
Vice President of Finance & Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

EXHIBIT INDEX

10.111	Letter Agreement, dated March 14, 2008, between Reeves Park, Inc. and Charles & Colvard, Ltd., signed by Charles & Colvard, Ltd. on March 17, 2008, incorporated by reference to Exhibit 10.111 to Form 8-K, filed with the SEC on March 20, 2008. *

10.112	Amendment to Exclusive Supply Agreement, dated April 8, 2008, between Norstel AB and Charles & Colvard, Ltd, incorporated by reference to Exhibit 10.112 to Form 8-K, filed with the SEC on April 11, 2008. *

10.113	Tenth Amendment to Agreement, dated April 9, 2008, between John M. Bachman, Inc. and Charles & Colvard, Ltd., incorporated by reference to Exhibit 10.113 to Form 8-K, filed with the SEC on April 14, 2008. *

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.