Form 10-Q
period 2008-06-30
CHARLES & COLVARD LTD
filed 2008-08-08
CIK 1015155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2008 there were 18,334,136 shares outstanding of the registrant’s Common Stock, no par value per share.

Charles & Colvard, Ltd. and Subsidiary

Part I. FINANCIAL INFORMATION

Item 1:	Financial Statements

Charles & Colvard, Ltd. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	$3,639,677	$7,582,133	$7,043,560	$13,362,799
Cost of goods sold	1,550,504	2,084,015	2,707,591	3,433,635

Gross profit	2,089,173	5,498,118	4,335,969	9,929,164

Operating expenses:
Marketing and sales	1,897,024	3,459,249	3,814,936	6,135,416
General and administrative	1,782,423	1,136,953	3,206,801	2,288,910
Research and development	9,087	13,234	23,179	28,872

Total operating expenses	3,688,534	4,609,436	7,044,916	8,453,198

Operating income (loss)	(1,599,361)	888,682	(2,708,947)	1,475,966
Interest income	26,164	153,188	74,723	324,816

Income (loss) before income taxes	(1,573,197)	1,041,870	(2,634,224)	1,800,782
Income tax expense (benefit) (Note 9)	(494,707)	512,892	(857,649)	932,520

Net income (loss)	$(1,078,490)	$528,978	$(1,776,575)	$868,262

Net income (loss) per share (Note 13):
Basic	$(0.06)	$0.03	$(0.10)	$0.05

Diluted	$(0.06)	$0.03	$(0.10)	$0.05

Weighted-average common shares:
Basic	18,186,565	18,061,603	18,146,545	18,024,275

Diluted	18,186,565	18,289,008	18,146,545	18,291,466

See Notes to Condensed Consolidated Financial Statements.

Charles & Colvard, Ltd. and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2008	December 31, 2007
Assets
Current Assets:
Cash and equivalents	$4,455,721	$7,048,409
Accounts receivable, net (Note 3)	7,088,156	9,381,719
Interest receivable	3,561	7,457
Income tax receivable	506,023	82,191
Note receivable	267,346	365,390
Inventory, net (Note 4)	10,578,199	14,426,000
Inventory on consignment, net (Note 5)	901,395	1,763,243
Prepaid expenses and other assets	471,023	759,627
Deferred income taxes	1,243,130	980,674

Total current assets	25,514,554	34,814,710
Long Term Assets
Inventory (Note 4)	32,472,411	26,851,837
Furniture and equipment, net	538,966	597,349
Patent and license rights, net	458,352	358,330
Deferred income taxes	586,781	528,525

Total long term assets	34,056,510	28,336,041

Total assets	$59,571,064	$63,150,751

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable:
Cree, Inc.	$303,878	$469,899
Other	836,138	2,880,137
Deferred interest income (Note 6)	100,611	—
Accrued payroll	192,768	256,344
Accrued co-op advertising	497,842	452,792
Accrued expenses and other liabilities (Note 7)	429,664	268,973

Total current liabilities	2,360,901	4,328,145
Long Term Liabilities:
Accrued income taxes	873,826	911,606

Total liabilities	3,234,727	5,239,751
Commitments and contingencies (Note 10)
Shareholders’ Equity
Common stock, no par value	52,910,075	52,910,075
Additional paid-in capital—share based compensation	6,093,379	5,892,730
Accumulated other comprehensive gain—foreign currency translation	2,144	881
Accumulated deficit	(2,669,261)	(892,686)

Total shareholders’ equity	56,336,337	57,911,000

Total liabilities and shareholders’ equity	$59,571,064	$63,150,751

See Notes to Condensed Consolidated Financial Statements.

Charles & Colvard, Ltd. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Operating Activities:
Net income (loss)	$(1,776,575)	$868,262
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	105,530	95,332
Share-based compensation	273,147	274,775
Loss on disposal of furniture and equipment	7,080	18,238
Provision for uncollectible accounts	460,000	(45,000)
Provision for returns	160,000	(55,000)
Consignment inventory reserve (Note 5)	140,000	—
Provision for deferred income taxes	(396,037)	53,652
Change in operating assets and liabilities:
Accounts receivable	1,673,563	3,930,906
Income tax receivable	(423,832)	—
Inventory	(950,054)	(5,709,562)
Net change in other assets	292,500	142,731
Accounts payable	(2,210,020)	(1,882,462)
Income taxes payable	—	(413,387)
Accrued co-op advertising	45,050	(462,388)
Net change in other liabilities	159,946	313,738

Net cash used in operating activities	(2,439,702)	(2,870,165)
Investing Activities:
Purchase of furniture and equipment	(28,910)	(105,413)
Patent and license rights costs	(125,852)	(29,840)
Proceeds from sale of long term assets	513	—

Net cash used in investing activities	(154,249)	(135,253)
Financing Activities:
Stock options exercised	—	230,964
Payment of cash dividends	—	(1,448,424)
Excess tax benefits from share-based payment arrangements	—	58,669

Net cash used in financing activities	—	(1,158,791)
Effect of foreign currency translations	1,263	—

Change in cash and equivalents	(2,592,688)	(4,164,209)
Cash and equivalents, beginning of period	7,048,409	13,762,786

Cash and equivalents, end of period	$4,455,721	$9,598,577

Supplemental Schedule of Cash Flow Data:
Cash paid for income taxes	$—	$1,045,000
Supplemental Non-Cash Investing Activity:
Reduction of note receivable	$98,044	$8,980

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

All of the Company’s activities are within a single business segment. The following tables present certain data by geographic area:

	Three Months Ended June 30,
Net Sales	2008	2007
United States	$2,238,909	$6,344,607
International	1,400,768	1,237,526

Total	3,639,677	$7,582,133

	Six Months Ended June 30,
Net Sales	2008	2007
United States	$4,681,826	$10,919,314
International	2,361,734	2,443,485

Total	7,043,560	$13,362,799

Furniture and equipment, net	June 30, 2008	December 31, 2007
United States	$484,467	$558,659
International (All in Asia)	54,499	38,690

Total	$538,966	$597,349

Patent and license rights, net	June 30, 2008	December 31, 2007
United States	$116,207	$117,809
International	342,145	240,521

Total	$458,352	$358,330

2. Newly Adopted/Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). This standard defines fair value, establishes a methodology for measuring fair value, and expands the required disclosure for fair value measurements. FASB Staff Position 157-2 (“FSP FAS 157-2”) delayed the effective date of FAS 157 until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted FAS 157 on January 1, 2008, and utilized the one year deferral for nonfinancial assets and nonfinancial liabilities that was granted by FSP FAS 1457-2. The adoption of FAS 157 did not have an effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. FAS 159 was effective for the Company beginning January 1, 2008. The adoption of FAS 159 did not have an effect on the Company’s consolidated financial statements since the Company did not elect the fair value option.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“FAS 141R”). FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. FAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for business combinations occurring on or after January 1, 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“FAS 160”). FAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. FAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for the Company beginning January 1, 2009. We do not expect the adoption of FAS 160 to have an effect on the Company’s consolidated financial statements.

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

As of June 30, 2008, the Company had trade accounts receivable from Reeves Park, Inc. (“Reeves Park”) of $5.6 million, or 61% of receivables (not considering our allowances for bad debts or returns). Of this amount, $4.9 million was past due. As of December 31, 2007, trade accounts receivable from Reeves Park was $6.0 million, or 56% of our receivables, with $4.5 million past due. The Company will continue shipping orders to this customer as long as it pays a specified amount higher than the amount of its new orders. There is also a minimum payment amount that must be made quarterly and monthly interest payments that Reeves Park is required to pay the Company. Management believes this will enable the Company to continue reducing the past due balance from this customer in an orderly manner over the long-term while preserving its relationships with its retail customers.

The only other customer who accounted for more than 10% of receivables at June 30, 2008 and December 31, 2007 was K&G Creations (“K&G”). K&G represents 13% of receivables at both June 30, 2008 and December 31, 2007. In June 2008, the Company filed a collection action in the United States District Court, Eastern District of North Carolina, Western Division, against K&G for collection of in excess of $2.8 million owed the Company under an agreement between the Company and K&G that was terminated as of December 31, 2007. The Company seeks to recover approximately $2.8 million, with interest accruing at the contract rate of 12% from July 4, 2008, for moissanite jewels delivered and sold to the defendant. The balance due from K&G at December 31, 2007 was $1.4 million. During the six months ended June 30, 2008, there were billings to K&G of $700,000 for consignment inventory delivered prior to December 31, 2007 not returned to us and $800,000 for jewels returned to us damaged that have not been recorded in our financial statements due to the uncertainty of litigation. As of June 30, 2008, the Company has fully reserved the receivable from K&G. No sales have been recorded to K&G during 2008 and they represented 11% and 12% of sales during the three and six months ended June 30, 2007, respectively.

Sales are also concentrated among a few larger customers. Reeves Park accounted for 10% and 15% of the Company’s sales during the three and six months ended June 30, 2008 compared to 15% and 19% of sales during the three and six months ended June 30, 2007. Samuel Aaron International accounted for 8% and 14% of the Company’s sales during the three and six months ended June 30, 2008 compared to 35% and 26% of sales during the three and six months ended June 30, 2007. Stuller Settings, Inc. accounted for 14% and 11% of the Company’s sales during the three and six months ended June 30, 2008 compared to 9% and 11% of sales during the three and six months ended June 30, 2007. Richline Group DBA Alarama accounted for 14% and 9% of the Company’s sales during the three and six months ended June 30, 2008 and less than 10% of sales during the three and six months ended June 30, 2007.

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

Obsolescence is not a factor in the Company’s inventory valuation. The Company’s jewels do not degrade over time and inventory generally consists of the cuts and sizes most commonly used in the jewelry industry. All inventories are carefully reviewed for quality standards before they are entered into finished goods. As the quality of the Company’s raw material has improved, so have the standards used to evaluate finished goods. To ensure the Company’s inventory meets its current standards, the Company reviews the inventory on an ongoing basis.

Finished goods are shown net of a reserve for jewelry inventory of $20,000 and $25,000 at June 30, 2008 and December 31, 2007, respectively. The Company does not actively market a portion of its jewelry inventory. Jewelry inventory value on the pieces not marketed is determined as the amount we would obtain by melting the gold in the jewelry and putting the jewels back into loose stone inventory. Jewelry inventory, net of the $20,000 and $25,000 reserve at June 30, 2008 and December 31, 2007, was $405,728 and $243,110, respectively. In addition, finished goods are shown net of reserve of $400,000 at June 30, 2008 and December 31, 2007. This reserve was established to allow for the carat weight loss associated with the possible re-cutting of a portion of the finished goods inventory. There are certain jewels in inventory that may be re-cut to achieve higher quality standards. The need for adjustments to these reserves is evaluated on a period by period basis.

The Company’s inventories consist of the following as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Raw materials	$6,585,411	$6,705,805
Work-in-process	3,429,677	6,245,889
Finished goods	33,035,522	28,326,143

Total inventory	$43,050,610	$41,277,837

There is $32,472,411 and $26,851,837 of inventory classified as long-term on the Company’s condensed consolidated balance sheets as of June 30, 2008 and December 31, 2007, respectively.

5. Inventory on Consignment

Periodically, the Company ships jewels to customers on “memo” terms. For shipments on “memo” terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. The Company does not recognize revenue on these transactions until the earlier of (1) the customer informing the Company that it will keep the jewels or (2) the expiration of the memo period. Jewels shipped to customers on “memo” are classified as inventory on consignment on the Company’s consolidated balance sheets. Inventory on consignment is shown net of a reserve of $240,000 and $100,000 at June 30, 2008 and December 31, 2007, respectively. This reserve was established to allow for certain jewels on consignment with K&G that are not expected to be returned or may be returned to the Company damaged. As of June 30, 2008, all of the remaining inventory on consignment with K&G is fully reserved. The Company terminated the relationship with K&G effective January 1, 2008 and filed a lawsuit against them in June 2008 to collect all amounts owed to the Company, including inventory on consignment that has not been returned. The $901,395 of inventory on consignment at June 30, 2008, net of reserve, is on consignment primarily with three customers and represents potential revenue of $3,212,000 and potential gross profit of $2,311,000 based on the average cost per carat of inventory at June 30, 2008.

6. Deferred interest income

Under an agreement dated March 14, 2008 with Reeves Park, interest began accruing on all past due balances beginning April 1, 2008. We collect this interest monthly from Reeves Park. However, if Reeves Park is able to eliminate all past due balances due to the Company by December 31, 2008, we are required to credit back to Reeves Park all interest paid. As of June 30, 2008, we have received $100,611 of interest payments from Reeves Park and these amounts are shown on our consolidated balance sheets as deferred interest income. If Reeves Park does not eliminate all past due balances prior to December 31, 2008, all deferred interest income will be recorded on our statement of operations as interest income during the three months ended December 31, 2008.

7. Accrued Expenses

In April 2008, the Company reduced staffing levels. These staff reductions resulted in severance expense of approximately $185,000 during the three months ended June 30, 2008, but will result in an annualized savings of approximately $550,000. As of June 30, 2008, there is $78,975 of this severance pay included in accrued expenses and other liabilities on the Company’s consolidated balance sheets.

8. Common Stock

In April 2007, the Board of Directors authorized a repurchase program for up to 1,000,000 shares of the Company’s common stock. Repurchases could be made in the open market at prevailing prices or in privately negotiated transactions at prices at or below prevailing open market prices. This program expired in April 2008. There were no shares repurchased under this program.

9. Income Taxes

The Company’s effective income tax rate for the three and six months ended June 30, 2008 was 31% and 33%, respectively, compared to an effective income tax rate of 49% and 52% for the three and six months ended June 30, 2007. The statutory tax rate is 38.5% and consists of the Federal income tax rate of 34% and the North Carolina state income tax rate of 4.5%, net of the federal benefit. In periods of taxable income, the effective income tax rate is higher than the statutory rate primarily due to the inability to currently recognize an income tax benefit for the operating losses in Hong Kong and China. The income tax benefit cannot be recognized for the losses in Hong Kong and China due to the uncertainty of generating sufficient future taxable income in these tax jurisdictions to offset the existing losses. As a result of the loss position in the U.S. during the three and six months ended June 30, 2008, the effect of losses at the non-U.S. operations caused the effective tax rate to be lower when compared to the effective tax rate in 2007 when there was taxable income.

10. Commitments and Contingencies

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

The future minimum lease payments of the Company are as follows: $126,000 for the remainder of 2008, $236,000 in 2009, $160,000 in 2010, and $95,000 in 2011, totaling $617,000. Rental expense incurred for operating leases for the three and six months ended June 30, 2008 was $61,000 and $132,000 respectively. For the three and six months ended June 30, 2007, such expense was $55,000 and $131,000, respectively.

Purchase Commitments

On June 6, 1997, we entered into an Amended and Restated Exclusive Supply Agreement with Cree Inc. (“Cree”). The exclusive supply agreement had an initial term of ten years that was extended in January 2005 to July 2015. In connection with the exclusive supply agreement, we have committed to purchase a minimum of 50% (by dollar volume) of our requirements for silicon carbide (“SiC”) crystals from Cree. If our orders require Cree to expand beyond specified production levels, we must commit to purchase certain minimum quantities. In November 2007, we agreed with Cree on a framework for purchases for 2008. Under the agreement, we agreed to purchase approximately $710,000 of usable material for each quarter during 2008 at a price per gram that is approximately 22% over what we paid per gram during the fourth quarter of 2007 and 33% over what we paid during the first nine months of 2007. We purchased $663,000 and 1,373,000 of SiC crystals from Cree during the three months and six months ended June 30, 2008. Cree agreed to a slight reduction in our purchase commitment during the three months ended June 30, 2008. We are currently in negotiations with Cree on reducing our purchases for the remainder of 2008 and expect our purchases from Cree to be approximately $300,000 in the third quarter.

In February 2005, we entered into an Exclusive Supply Agreement with Norstel AB (“Norstel”) for the supply of SiC crystals for use in the manufacturing of moissanite jewels. In April 2008, we signed an amended agreement with Norstel that extended the term to September 26, 2011. The Company’s minimum purchase commitment to Norstel continues until (i) the Company has purchased an aggregate amount of approximately $7.9 million of SiC crystals, or (ii) September 26, 2011, whichever occurs first. The Company’s minimum purchase commitment during 2008 is $1,200,000, although we are currently in negotiation with Norstel to reduce this amount. We purchased $329,000 of SiC crystals from Norstel during the six months ended June 30, 2008. In addition, we advanced $400,000 to Norstel in 2005 for the purchase of certain equipment. This advance, which is in the form of a note receivable, began to be repaid in January 2007 through a 20% reduction on the invoice for subsequent purchases of SiC crystals. Effective March 1, 2008, pursuant to the amended agreement with Norstel, we began receiving a 30% reduction on the invoice for subsequent purchases of SiC crystals, and will continue to receive this reduction until the advance is repaid. The balance on the advance as of June 30, 2008 was $267,346.

Contingencies

On June 16, 2008 the Company filed a collection action in the United States District Court for the Eastern District of North Carolina against K&G for collection of in excess of $2.8 million owed the Company under a Manufacturing Agreement between the Company and K&G that was terminated as of December 31, 2007. The Company seeks to recover approximately $2.8 million, with interest accruing at the contract rate of 12% from July 4, 2008, for moissanite jewels delivered and sold to K&G. On July 14, 2008, K&G filed its answer, counterclaim and related pleadings in which it generally denied the Company’s claims and asserted counterclaims against the Company and certain of its executive officers for $50 million for alleged breach of the Manufacturing Agreement in connection with alleged overcharges for moissanite jewels, misrepresentations regarding pricing, interference with its business relationships, forcing K&G out of the moissanite business and related matters. Management believes that the counterclaims are without merit and the Company intends to vigorously pursue its claims against K&G and vigorously defend the counterclaims.

11. Comprehensive Income

There was $1,263 of gains due to foreign currency translation during the three and six months ended June 30, 2008. Total comprehensive loss during the three and six months ended June 30, 2008 was $1,077,227 and $1,775,312, respectively. There were no other items of comprehensive income or loss for the three and six months ended June 30, 2007, resulting in comprehensive income being the same amount as net income for these periods.

12. Share-Based Compensation

On May 27, 2008, at the 2008 Annual Meeting of Shareholders, the shareholders of the Company approved the adoption of the Charles & Colvard, Ltd. 2008 Stock Incentive Plan (the “2008 Plan”). The 2008 Plan authorizes the Company to grant stock options, stock appreciation rights, restricted stock, and other equity awards to selected employees, directors, and independent contractors. The 2008 Plan replaces the 1997 Omnibus Stock Incentive Plan, as amended (the “1997 Plan”), which expired (with respect to future grants) on September 30, 2007. The aggregate number of shares of the Company’s common stock that may be issued pursuant to awards granted under the 2008 Plan shall not exceed the sum of 3,000,000 shares plus any shares of common stock subject to an award granted under the 1997 Plan or any other stock incentive plan maintained by the Company prior to the 2008 Plan (each, a “Prior Plan”), if the award is forfeited, cancelled, terminated, expires or lapses for any reason without the issuance of shares pursuant to the award, or shares subject to an award granted under a Prior Plan which shares are forfeited to, or repurchased or reacquired by, the Company.

The following table summarizes the components of the Company’s share-based compensation included in net income or net loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Employee Stock Options	$62,664	$63,623	$128,578	$120,896
Consultant Stock Options	—	(634)	(105)	1,368
Restricted Stock Awards	69,050	76,266	144,674	152,511
Income Tax Benefit	(37,326)	(39,399)	(76,997)	(79,610)

Total	$94,388	$99,856	$196,150	$195,165

In addition, $1,091 and $2,827 of share-based compensation was capitalized as a cost of inventory during the three and six months ended June 30, 2008, respectively. There was $1,394 and $2,987 of share-based compensation capitalized as a cost of inventory during the three and six months ended June 30, 2007.

As of June 30, 2008, the unrecognized share-based compensation expense related to non-vested stock options is approximately $209,000, which is expected to be recognized over a weighted average period of approximately 9 months.

The following is a summary of stock option activity for the Company. No stock options have been awarded under the 2008 Plan.

	1997 Plan
	Number of Shares	Weighted-Average Exercise Price
Outstanding, December 31, 2007	963,781	$6.18
Granted	—	—
Exercised	—	—
Canceled	(76,304)	6.07

Outstanding, June 30, 2008	887,477	$6.19

The following summarizes information about stock options at June 30, 2008:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Outstanding as of 6/30/2008	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Exercisable as of 6/30/2008	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Vested or Expected to Vest as of 6/30/2008	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
887,477	3.9	$6.19	764,526	4.0	$5.34	886,651	3.9	$6.19

The aggregate intrinsic value of options outstanding, exercisable, vested or expected to vest at June 30, 2008 was $19,750. This amount is before applicable income taxes and represents the closing stock price of the Company’s common stock at June 30, 2008 less the grant price, multiplied by the number of options that have a grant price that is less than the closing stock price. This amount represents the amount that would have been received by the optionees had these options been exercised on that date. Based on the June 30, 2008 stock price, there are no unvested options with an intrinsic value. During the three and six months ended June 30, 2008, the aggregate intrinsic value of options exercised was $0 as no options were exercised.

The fair value of each option grant is estimated on the grant date using the Black-Scholes-Merton option pricing model. No options were granted during the three and six months ended June 30, 2008. The valuations of options granted during the three and six months ended June 30, 2007 were based on the following assumptions:

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Weighted-average grant date fair value	$2.93	$4.15
Weighted-average expected lives (in years)	4.00	5.88
Weighted-average risk-free interest rate	4.73%	4.52%
Dividend yield	0%	0%
Volatility factor	.678	.704

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

The following is a summary of activity for restricted stock granted by the Company:

	1997 Plan		2008 Plan
	Number of Shares	Grant Date Fair Value	Number of Shares	Grant Date Fair Value
Non-vested at January 1, 2008	63,806	$4.78	—	$—
Granted	—	—	227,610	1.34
Vested	63,806	4.78	—	—
Cancelled	—	—	—	—

Non-vested at June 30, 2008	—	$—	227,610	$1.34

On May 21, 2007, the Company granted its non-employee board members an aggregate of 63,806 shares of restricted stock. The board members could not sell these shares until their one-year term on the board expired on the date of the annual meeting in May 2008. The fair value of the restricted stock granted was $305,000 based on the closing market price of the Company’s common stock on May 21, 2007. As of June 30, 2008, all compensation expense related to this grant of restricted stock was recorded.

On May 30, 2008, the Company granted its non-employee board members an aggregate of 227,610 shares of restricted stock. The board members cannot sell these shares until their one-year term on the board expires on the date of the annual meeting in May 2009. The fair value of the restricted stock granted was $305,000 based on the closing market price of the Company’s common stock on May 30, 2008. As of June 30, 2008, unrecognized compensation expense related to non-vested restricted stock was $278,331, which will be amortized on a straight line basis through May 2009.

13. Net Income (Loss) Per Share

Basic net income (loss) per share computations are based on the weighted-average common shares outstanding. Diluted net income (loss) per share computations include the dilutive effect, if any, of stock options using the treasury stock method. The following table reconciles the differences between the basic and diluted earnings per share presentations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator:
Net Income (Loss)	$(1,078,490)	$528,978	$(1,776,575)	$868,262

Denominator:
Weighted Average Shares Outstanding
Basic	18,186,565	18,061,603	18,146,545	18,024,275
Stock Options	—	227,405	—	267,171

Diluted	18,186,565	18,289,008	18,146,545	18,291,446

Net Income (Loss) Per Share:
Basic	$(0.06)	$0.03	$(0.10)	$0.05

Diluted	$(0.06)	$0.03	$(0.10)	$0.05

For the three months and six months ended June 30, 2008, stock options to purchase approximately 910,000 and 930,000 shares, respectively, were excluded from the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to net income (loss) per share. For the three and six months ended June 30, 2007, stock options to purchase approximately 745,000 and 713,000 shares, respectively, were excluded from the computation of diluted net income per share because the options’ exercise prices were greater than the average market price of the common shares.

14. Subsequent Event

On July 21, 2008, the Company announced the resignation of Robert S. Thomas as Chief Executive Officer of the Company, Chairman of the Board of Directors and as a Director. The Board has designated Dr. Frederick A. Russ, the lead independent Director, as the interim Chairman of the Board of Directors. Dennis M. Reed, the Company’s President and Chief Marketing Officer, has responsibility for managing the Company’s operations and the Company has decided not to name a new Chief Executive Officer.

On August 1, 2008, the Company entered into a Consulting Agreement, effective July 31, 2008 with Robert S. Thomas. Pursuant to the Agreement, Mr. Thomas is expected to make himself reasonably available for a period of two years to perform services of an advisory or consulting nature on behalf of the Company, including but not limited to litigation assistance in connection with the lawsuit involving the Company and Jewelnet Corporation d/b/a K&G Creations and Jewelnet Acquisition Corporation d/b/a K&G Creations. In consideration of Mr. Thomas making himself available to provide such services during this two-year period, he will be paid at the rate of $10,416.67 per month in arrears, which will be expensed as paid. The Company will reimburse expenses reasonably incurred by Mr. Thomas in performing such services pursuant to the Company’s standard policy. Under the terms of the Agreement, Mr. Thomas was provided the option to continue his current individual and family dependent medical and dental insurance coverage under the Company’s medical and dental plans pursuant to the requirements of the Consolidated Omnibus Budget Reconciliation Act (“COBRA”). Mr. Thomas has made this election and the Company will pay Mr. Thomas’ COBRA premiums for 18 months or until such time that he is no longer eligible for such coverage. If Mr. Thomas retains his eligibility for the full 18-month period, the Company will pay approximately $15,000 in insurance premiums on his behalf. This amount will be recorded as severance expense by the Company during the three months ended September 30, 2008. For the duration of the Agreement, any stock options granted to Mr. Thomas shall continue to vest and be exercisable following his resignation in accordance with the terms of such stock option agreement.

In August 2008, the Company began the process of closing its Hong Kong operations. The Company will continue to pursue all of its opportunities in Asia from the Company’s United States office and all customers that had been serviced from the Hong Kong office will be transitioned to the Company’s United States office. It is expected that this cost cutting initiative will be substantially completed in the three months ending September 30, 2008.

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

Overview

We manufacture, market and distribute Charles & Colvard created moissanite jewels (also called moissanite) for sale in the worldwide jewelry market. Moissanite, also known by its chemical name, silicon carbide (SiC), is a rare, naturally occurring mineral found primarily in meteors. As the sole manufacturer of scientifically-made moissanite jewels, our strategy is to establish Charles & Colvard as a reputable, high-quality and sophisticated brand and position moissanite as a unique jewel, distinct from all others based on its exceptional fire, brilliance, luster, durability and rarity. Moissanite has primarily been marketed to the self-purchasing woman as the perfect reward or indulgence for a woman celebrating her achievements or milestones in her life. Going forward, we will expand our message beyond this market to include practically every type of consumer in every kind of jewelry buying situation. Moissanite is also marketed to the jewelry trade as a new jewelry category with a unique business opportunity.

Sales for the first half of 2008 were 47% less than sales during the same period of 2007 primarily due to the actions by U.S. retailers to reduce their current inventory levels due to the challenging U.S. macro economic environment. There has been a pullback in consumer spending that has affected the jewelry industry more severely than most consumer products. Also negatively impacting revenue during the first half of 2008 was the transition by several retailers to new moissanite jewelry manufacturing customers of the Company to replace the jewelry previously supplied by K&G Creations (“K&G”). This transition has mostly concluded and we expect to see revenue from those retailers that continued in the moissanite jewelry business return to a more normal pattern in the second half of the year.

Due to the difficult macro economic environment, our first priorities are to generate positive cash flow and to stabilize the Company’s financial position through cost cutting initiatives and leveraging our inventory to grow top line revenue with new and current customers. We are reviewing our pricing model and developing incentives to increase our sales, with careful attention not to jeopardize existing agreements or the pricing model currently in place. This means identifying opportunities to collaborate with current channel members or to target markets/situations that current channel members do not currently serve. We have already identified and are exploring with current customers opportunities that have potential to increase sales. Additionally, we are doing due diligence on three channel alternatives (warehouse sales directly to consumers, a locally-based outlet store, and e-commerce) that we will launch if we believe the short-run return on investment merits doing so. With limits on advertising and promotional spending, we must make the messages we use to attract consumers to stores or online sites more effective. To pursue this objective, we will expand our message beyond our current target, the self-purchasing-woman. We believe that our brilliant and affordable jewel offers benefits to practically every type of consumer in every kind of jewelry buying situation. Finally, we are entering into discussions with all of our suppliers to reevaluate our needs and seek to renegotiate our short-term requirements and reduce costs and raw material purchases.

At our annual meeting of shareholders on May 27, 2008, the composition of our board of directors changed significantly with the election of three new members – Richard A. Bird, George R. Cattermole and Ollin B. Sykes. On July 21, 2008, we announced the resignation of Robert S. Thomas as Chief Executive Officer of the Company, Chairman of the Board of Directors and as a director. The Board has designated Dr. Frederick A. Russ, the lead independent Director, as the interim Chairman of the Board of Directors. Dennis M. Reed, the Company’s President and Chief Marketing Officer has responsibility for managing the Company’s operations and the Company has decided not to name a new Chief Executive Officer.

On August 1, 2008, we entered into a Consulting Agreement, effective July 31, 2008 with Robert S. Thomas. Pursuant to the Agreement, Mr. Thomas is expected to make himself reasonably available for a period of two years to perform services of an advisory or consulting nature on behalf of the Company, including but not limited to litigation assistance in connection with the lawsuit involving the Company and Jewelnet Corporation d/b/a K&G Creations and Jewelnet Acquisition Corporation d/b/a K&G Creations. In consideration of Mr. Thomas making himself available to provide such services during this two-year period, he will be paid at the rate of $10,416.67 per month in arrears.

In August 2008, the Company began the process of closing its Hong Kong operations. The Company will continue to pursue all of its opportunities in Asia from the Company’s United States office and all customers that had been serviced from the Hong Kong office will be transitioned to the Company’s United States office. It is expected that this cost cutting initiative will be substantially completed in the three months ending September 30, 2008.

We recognize the challenges we are facing in our markets and channels in the current economic environment. Our priority is to develop and implement a comprehensive action plan with the goal to return the Company to profitability over the near term. We will also work diligently to develop a strategic plan for sustainable long term sales and earnings growth.

Results of Operations

The following table is intended to illustrate a tabular analysis of certain Condensed Consolidated Statement of Operations data as a percentage of sales for both periods presented. A detailed explanation of our results of operations follows this table:

	Three Months Ended June 30,
	2008		2007
Sales	100%	$3,639,677	100%	$7,582,133
Gross profit	57%	2,089,173	73%	5,498,118
Marketing and sales expenses	52%	1,897,024	46%	3,459,249
General and administrative expenses	49%	1,782,423	15%	1,136,953
Operating income (loss)	—	(1,599,361)	12%	888,682
Net income (loss)	—	(1,078,490)	7%	528,978

	Six Months Ended June 30,
	2008		2007
Sales	100%	$7,043,560	100%	$13,362,799
Gross profit	62%	4,335,969	74%	9,929,164
Marketing and sales expenses	54%	3,814,936	46%	6,135,416
General and administrative expenses	46%	3,206,801	17%	2,288,910
Operating income (loss)	—	(2,708,947)	11%	1,475,966
Net income (loss)	—	(1,776,575)	6%	868,262

Three Months ended June 30, 2008 compared with Three Months ended June 30, 2007

Net sales were $3,639,677 for the three months ended June 30, 2008 compared to $7,582,133 for the three months ended June 30, 2007, a decrease of $3,942,456 or 52%. Shipments of moissanite jewels, excluding consigned jewels, decreased 55% to approximately 21,100 carats from 46,800 carats. The average selling price per carat increased by 9% due to a product mix in which a greater percentage of larger size jewels, which have a higher price per carat, were sold. U.S. sales accounted for approximately 62% and 84% of sales during the three months ended June 30, 2008 and 2007, respectively.

U.S. net sales and carat shipments, excluding consigned jewels, decreased by 65% and 68%, respectively, for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. U.S. sales decreased primarily due to the actions by retailers to reduce their current inventory levels as discussed above and the mostly completed transition by several retailers to new moissanite jewelry manufacturing customers of the Company to replace the jewelry previously supplied by K&G. Effective January 1, 2008, we terminated our relationship with K&G. We had no sales to K&G during the three months ended June 30, 2008 and they accounted for 11% of our sales during the same period of 2007. Our four largest customers during the three months ended June 30, 2008, Stuller Settings, Inc (“Stuller”), Richline Group DBA Alarama (“Alarama”), Reeves Park, and Samuel Aaron International (“SAI”) accounted for 14%, 14%, 10% and 8%, respectively, of our sales during the period as compared to 9%, 6%, 15% and 35%, respectively, for the same period of 2007. We expect that we will remain dependent on our ability and that of our largest customers to maintain and enhance their retail programs. A loss of any of these customer or retailer relationships could have a material adverse effect on our results of operations.

International net sales and carat shipments increased by 13% and 25%, respectively, for the three months ended June 30, 2008 as compared to the same period of 2007. International sales increased primarily due to increased sales to India, partially offset by lower sales to Thailand & Taiwan. A portion of our international sales is due to jewels sold internationally that will be re-imported to North American retailers. Our top three international distributors during the three months ended June 30, 2008 were located in India, Italy, and the United Kingdom.

Our gross profit margin was 57.4% for the three months ended June 30, 2008 compared to 72.5% for the three months ended June 30, 2007. The decreased gross profit margin percentage was primarily caused by higher production costs in the first-in, first-out accounting period relieved from inventory and the write-off of a portion of the consigned jewels returned to us by K&G in damaged condition, partially offset by a 9% increase in our average selling price per carat. The K&G write-off resulted in approximately a 4% point reduction in our gross profit percentage during the three months ended June 30, 2008.

Marketing and sales expenses were $1,897,024 for the three months ended June 30, 2008 compared to $3,459,249 for the three months ended June 30, 2007, a decrease of $1,562,225 or 45%. As a percentage of sales, these expenses increased to 52% from 46% in the same period of 2007. The primary reasons for the decrease in expenses were a $1,305,000 decrease in advertising expenses and a $186,000 reduction in travel expenses, partially offset by $157,000 of severance costs. Our direct advertising costs decreased by $942,000 primarily due to decreased print advertising and our co-op advertising expense decreased by $363,000 due to lower sales. Our co-op advertising program reimburses a portion of our customers’ marketing costs based on the amount of their purchases from us, and is subject to the customer providing us documentation of all advertising copy that includes our products. The decreased expenses are consistent with our efforts to reduce overall expenses.

General and administrative expenses were $1,782,423 for the three months ended June 30, 2008 compared to $1,136,953 for the three months ended June 30, 2007, an increase of $645,470 or 57%. As a percentage of sales these expenses increased to 49% from 15% in the same period of 2007. The increase in expenses is primarily due to a $475,000 increase in the allowance for bad debts and $118,000 of increased fees for professional services. The increase in the allowance for bad debts will fully reserve the outstanding balance due from K&G due to the uncertain nature of litigation. We filed a lawsuit against K&G in June 2008 to collect approximately $2.8 million for jewels sold to K&G.

Interest income was $26,164 for the three months ended June 30, 2008 compared to $153,188 for the three months ended June 30, 2007, a decrease of $127,024 or 83%. This decrease resulted from a lower interest rate earned on our cash balances and lower cash balances.

Our effective income tax rate for the three months ended June 30, 2008 was 31% compared to an effective income tax rate of 49% for the three months ended June 30, 2007. Our statutory tax rate is 38.5% and consists of the Federal income tax rate of 34% and the North Carolina state income tax rate of 4.5%, net of the federal benefit. In periods when we have taxable income, our effective income tax rate is higher than our statutory rate primarily due to our inability to currently recognize an income tax benefit for our operating losses in Hong Kong and China. We cannot recognize the income tax benefit of our losses in Hong Kong and China due to the uncertainty of generating sufficient future taxable income in these tax jurisdictions to offset the existing losses. As a result of our loss position in the U.S. during the three months ended June 30, 2008, the effect of losses at our non-U.S. operations caused our effective tax rate to be lower when compared to the effective tax rate in 2007 when we had taxable income.

Six Months ended June 30, 2008 compared with Six Months ended June 30, 2007.

Net sales were $7,043,560 for the six months ended June 30, 2008 compared to $13,362,799 for the six months ended June 30, 2007, a decrease of $6,319,239 or 47%. Shipments of moissanite jewels, excluding consigned jewels, decreased 52% to approximately 39,500 carats from 82,100 carats. The average selling price per carat increased by 10% due to a product mix in which a greater percentage of larger size jewels, which have a higher price per carat, were sold. U.S. sales accounted for approximately 66% and 82% of sales during the six months ended June 30, 2008 and 2007, respectively.

U.S. net sales and carat shipments, excluding consigned jewels, decreased by 57% and 62%, respectively, for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. U.S. sales decreased primarily due to the same factors affecting our second quarter results. We had no sales to K&G during the six months ended June 30, 2008 and they accounted for 12% of our sales during the same period of 2007. Our three largest customers during the six months ended June 30, 2008, Reeves Park, SAI, and Stuller accounted for 15%, 14%, and 11%, respectively, of our sales during the period as compared to 19%, 26%, and 11%, respectively, for the same period of 2007. We expect that we will remain dependent on our ability and that of our largest customers to maintain and enhance their retail programs. A loss of any of these customer or retailer relationships could have a material adverse effect on our results of operations.

International net sales and carat shipments decreased by 3% and 2%, respectively for the six months ended June 30, 2008 as compared to the same period of 2007. International sales decreased primarily due to decreased sales to Thailand and the United Kingdom, partially offset by higher sales to India and Hong Kong/China. A portion of our international sales is due to jewels sold internationally that will be re-imported to North American retailers. Our top three international distributors during the six months ended June 30, 2008 were located in Italy, India, and Hong Kong/China.

Our gross profit margin was 61.6% for the six months ended June 30, 2008 compared to 74.3% for the six months ended June 30, 2007. The decreased gross profit margin percentage was primarily caused by higher production costs in the first-in, first-out accounting period relieved from inventory and the write-off of a portion of the consigned jewels returned to us by K&G in a damaged condition, partially offset by a 10% increase in our average selling price per carat. The K&G write-off resulted in approximately a 4% point reduction in our gross profit percentage during the six months ended June 30, 2008.

Marketing and sales expenses were $3,814,936 for the six months ended June 30, 2008 compared to $6,135,416 for the six months ended June 30, 2007, a decrease of $2,320,480 or 38%. As a percentage of sales, these expenses increased to 54% from 46% in the same period of 2007. The primary reasons for the decrease in expenses were a $1,938,000 decrease in advertising expenses and $308,000 of decreased travel costs, partially offset by $157,000 of severance costs. Our direct advertising costs decreased by $1,333,000 primarily due to decreased print advertising and our co-op advertising expense decreased by $605,000 due to lower sales. Our co-op advertising program reimburses a portion of our customers’ marketing costs based on the amount of their purchases from us, and is subject to the customer providing us documentation of all advertising copy that includes our products. The decreased expenses are consistent with our efforts to reduce overall expenses.

General and administrative expenses were $3,206,801 for the six months ended June 30, 2008 compared to $2,288,910 for the six months ended June 30, 2007, an increase of $917,891 or 40%. As a percentage of sales, these expenses increased to 46% from 17% in the same period of 2007. The increase in expenses is primarily due to a $460,000 increase in the allowance for bad debts and $362,000 of increased fees for professional services. The increase in the allowance for bad debts will fully reserve the outstanding balance due from K&G due to the uncertain nature of litigation. We filed a lawsuit against K&G in June 2008 to collect approximately $2.8 million for jewels sold to K&G. Professional services increased mostly due to $190,000 of fees associated with the services provided by Kanter International, who was engaged by our Board of Directors to provide a thorough review of our business strategy and model.

Interest income was $74,723 for the six months ended June 30, 2008 compared to $324,816 for the six months ended June 30, 2007, a decrease of $250,093 or 77%. This decrease resulted from a lower interest rate earned on our cash balances and lower cash balances.

Our effective income tax rate for the six months ended June 30, 2008 was 33% compared to an effective income tax rate of 52% for the six months ended June 30, 2007. Our statutory tax rate is 38.5% and consists of the Federal income tax rate of 34% and the North Carolina state income tax rate of 4.5%, net of the federal benefit. In periods when we have taxable income, our effective income tax rate is higher than our statutory rate primarily due to our inability to currently recognize an income tax benefit for our operating losses in Hong Kong and China. We cannot recognize the income tax benefit of our losses in Hong Kong and China due to the uncertainty of generating sufficient future taxable income in these tax jurisdictions to offset the existing losses. As a result of our loss position in the U.S. during the six months ended June 30, 2008, the effect of losses at our non-U.S. operations caused our effective tax rate to be lower when compared to the effective tax rate in 2007 when we had taxable income.

Liquidity and Capital Resources

At June 30, 2008, we had approximately $4.5 million of cash and cash equivalents and $23.2 million of working capital as compared to $7.0 million of cash and cash equivalents and $30.5 million of working capital at December 31, 2007. As further described below, cash and cash equivalents decreased during the six months ended June 30, 2008 primarily as a result of $2.4 million of cash used in operations. The decrease in working capital is primarily attributable to the classification of inventory between current and long-term assets, the decreases in cash and accounts receivable, partially offset by decreased accounts payable.

Our principal sources of liquidity are cash on hand and cash expected to be generated by operations in future periods. During the six months ended June 30, 2008, $2.4 million of cash was used in operations primarily as a result of a $2.2 million decrease in accounts payable, a $1.8 million net loss, and a $0.9 million increase in inventory, partially offset by a $2.3 million decrease in accounts receivable. Our accounts payable are typically at their highest level at December 31 of each year due to our increased expenses for sales and marketing during the fourth quarter holiday season and our decrease in accounts payable is due to payments made on these expenses. We have significantly reduced our inventory purchase commitments in 2008 over prior years to improve cash flow from operations and continue to work on decreasing these commitments further for the remainder of 2008. We also worked during the first half of 2008 to reduce expenditures in all aspects of our manufacturing activities, as well as the level of our operating expense outlays. As we continue to ramp down manufacturing levels during 2008, we expect to see inventory decreases in future quarters. Accounts receivable is down due to decreased sales and a $460,000 increase in our allowance for bad debts.

We purchased $1.7 million of raw material during the six months ended June 30, 2008. Our raw material inventories of SiC crystals are purchased under exclusive supply agreements with a limited number of suppliers. Because the supply agreements restrict the sale of these crystals to only us, the suppliers negotiate minimum purchase commitments with us that may result in periodic levels of inventories that are higher than we might otherwise maintain. These agreements coupled with lower than expected sales resulted in $32.5 million of our inventories being classified as long-term assets at June 30, 2008.

On June 6, 1997, we entered into an Amended and Restated Exclusive Supply Agreement with Cree. The exclusive supply agreement had an initial term of ten years that was extended in January 2005 to July 2015. In connection with the exclusive supply agreement, we have committed to purchase a minimum of 50% (by dollar volume) of our requirements for SiC crystals from Cree. If our orders require Cree to expand beyond specified production levels, we must commit to purchase certain minimum quantities. In November 2007, we agreed with Cree on a framework for purchases for 2008. Under the agreement, we agreed to purchase approximately $710,000 of usable material for each quarter during 2008 at a price per gram that is approximately 22% over what we paid per gram during the fourth quarter of 2007 and 33% over what we paid during the first nine months of 2007. We purchased $663,000 and $1,373,000 from Cree during the three and six months ended June 30, 2008, respectively. Cree agreed to a slight reduction in our purchase commitment during the three months ended June 30, 2008. We are currently in negotiations with Cree on reducing our purchases for the remainder of 2008 and expect our purchases from Cree to be approximately $300,000 in the third quarter.

In February 2005, we entered into an Exclusive Supply Agreement with Norstel AB (“Norstel”) for the supply of SiC crystals for use in the manufacturing of moissanite jewels. In April 2008, we signed an amended agreement with Norstel that extended the term to September 26, 2011. The Company’s minimum purchase commitment to Norstel continues until (i) the Company has purchased an aggregate amount of approximately $7.9 million of SiC crystals, or (ii) September 26, 2011, whichever occurs first. The Company’s minimum purchase commitment during 2008 is $1,200,000, although we are currently in negotiation with Norstel to reduce this amount. We purchased $329,000 from Norstel during the six months ended June 30, 2008. In addition, we advanced $400,000 to Norstel in 2005 for the purchase of certain equipment. This advance, which is in the form of a note receivable, began to be repaid in January 2007 through a 20% reduction on the invoice for subsequent purchases of SiC crystals. Effective March 1, 2008, pursuant to the amended agreement with Norstel, we began receiving a 30% reduction on the invoice for subsequent purchases of SiC crystals, and will continue to receive this reduction until the advance is repaid. The balance on the advance as of June 30, 2008 was $267,346.

As of June 30, 2008, we had trade accounts receivable from Reeves Park of $5.6 million. Of this amount, $4.9 million was past due. We will continue shipping orders to this customer as long as they pay a specified amount higher than the amount of their new orders to us. There is also a minimum payment amount that must be made quarterly. We believe this will enable us to continue reducing the past due balance from this customer in an orderly manner over the long-term while preserving its relationships with its retail customers. Under our agreement dated March 14, 2008 with Reeves Park, interest began accruing on all past due balances beginning April 1, 2008. We collect this interest monthly from Reeves Park. However, if Reeves Park is able to eliminate all past due balances due to the Company by December 31, 2008, we are required to credit back to Reeves Park all interest paid. As of June 30, 2008, we have received $100,611 of interest payments from Reeves Park and these amounts are shown on our consolidated balance sheets as deferred interest income. If Reeves Park does not clear all past due balances prior to December 31, 2008, all deferred interest income will be recorded on our statement of operations as interest income during the three months ended December 31, 2008.

We did not make any income tax payments during the six months ended June 30, 2008 due to our loss position. During the year ended December 31, 2006, we fully utilized our U.S. Net Operating Loss (“NOL”) carryforward. The 2007 tax year was the first full year that we made federal income tax payments. As of June 30, 2008 we have an income tax receivable amount of $506,023 primarily due to our loss position during the first half of 2008 and also due to an $82,000 overpayment for the 2007 tax year based on our current estimates on our 2007 tax liability. As of December 31, 2007, we also had a North Carolina NOL carryforward of approximately $3.7 million, which expires between 2012 and 2015. As of December 31, 2007, we also had a $4.9 million NOL carryforward in Hong Kong that can be carried forward indefinitely and $567,000 of a NOL carryforward in China that begins expiring in 2008. Due to the planned closing of our Hong Kong office, we do not expect to utilize any of the Hong Kong NOL carryforward available to us.

Periodically, we ship jewels to customers on “memo” terms. For shipments on “memo” terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. We do not recognize revenue on these transactions until the earlier of (1) the customer informing us that they will keep the jewels or (2) the expiration of the memo period. Any jewels shipped to our customers on “memo” terms are classified as inventory on consignment on our consolidated balance sheets. The $901,000 of inventory on consignment at June 30, 2008, net of reserve, is on consignment primarily with three customers and represents potential revenue of $3,212,000 and potential gross profit of $2,311,000 based on the average cost per carat of inventory at June 30, 2008.

Our future capital requirements and the adequacy of available funds will depend on many factors, including the continued listing of our common stock on the NASDAQ Global Market as described in greater detail under Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Based on our cash and cash equivalents and other working capital, and assuming that we maintain sales and that there are no extraordinary events, management believes that our existing capital resources are adequate to satisfy our capital requirements under our current business strategy for at least the next 12 months.

Newly Adopted Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). This standard defines fair value, establishes a methodology for measuring fair value, and expands the required disclosure for fair value measurements. FASB Staff Position 157-2 (“FSP FAS 157-2”) delayed the effective date of FAS 157 until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted FAS 157 on

January 1, 2008, and utilized the one year deferral for nonfinancial assets and nonfinancial liabilities that was granted by FSP FAS 1457-2. The adoption of FAS 157 did not have an effect on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115 (“FAS No. 159”). FAS 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. FAS 159 was effective for us beginning January 1, 2008. The adoption of FAS 159 did not have an effect on our consolidated financial statements since we did not elect the fair value option.

Newly Issued Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“FAS 141R”). FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. FAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for business combinations occurring on or after January 1, 2009.

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

(a) Evaluation of disclosure controls and procedures

As of June 30, 2008, the Company’s President and the Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act. Based on their evaluation, the President and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that the information that the Company is required to disclose in its Exchange Act reports was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The President and the Chief Financial Officer also concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the President and the Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings

On October 4, 2006, we received an English translation of an action filed on June 9, 2006 in the South Korean Intellectual Property Office by MC Lab Corporation. MC Lab Corporation sought invalidation of our current South Korean patent on the basis of an alleged lack of inventiveness as compared to certain prior art. In September 2007, the petition by MC Lab Corporation to invalidate our patent was dismissed. On September 29, 2007, MC Lab Corporation filed a Notice of Appeal with the Patent Court. On April 15, 2008, the first court hearing of the appeal was held and a second hearing was held on July 8, 2008. A final hearing is scheduled for August 12, 2008, although further appeals are possible. Management believes that the South Korean patent was properly issued and we will continue to vigorously defend the action. We do not presently have material sales in South Korea and the decision will not be legally binding in any other jurisdiction.

On June 16, 2008, the Company filed a collection action in the United States District Court, Eastern District of North Carolina, Western Division, against K&G Creations for collection of in excess of $2.8 million owed the Company under a Manufacturing Agreement between the Company and K&G Creations that was terminated as of December 31, 2007. The Company seeks to recover approximately $2.8 million, with interest accruing at the contract rate of 12% from July 4, 2008, for moissanite jewels delivered and sold to K&G Creations. On July 14, 2008, K&G Creations filed its answer, counterclaim and related pleadings in which it generally denied the Company’s claims and asserted counterclaims against the Company and certain of its executive officers for $50 million for alleged breach of the Manufacturing Agreement in connection with alleged overcharges for moissanite jewels, misrepresentations regarding pricing, interference with its business relationships, forcing K&G Creations out of the moissanite business and related matters. Management believes that the counterclaims are without merit and the Company intends to vigorously pursue its claims against K&G Creations and vigorously defend the counterclaims.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Charles & Colvard did not make any purchases of its common stock during the three months ended June 30, 2008.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly-Announced Plan	Maximum Number of Shares That May Yet be Purchased Under the Plan (1)
Apr 1, 2008 – Apr 30, 2008	—	—	—	1,000,000
May 1, 2008 – May 31, 2008	—	—	—	—
June 1, 2008 – June 30, 2008	—	—	—	—
Total	—	—	—	—

(1)	In April 2007, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s common stock through open market or privately negotiated transactions at prices at or below prevailing prices. This plan expired in April 2008.

Item 4:	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Charles & Colvard, Ltd. was held on May 27, 2008. At the meeting, the shareholders voted on the election of directors, the adoption of the Charles & Colvard, Ltd. 2008 Stock Incentive Plan and the ratification of the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008. The following seven nominees were each elected to the Board for a one-year term: Frederick A. Russ, Robert S. Thomas, Laura C. Kendall, Lynn L. Lane Richard A. Bird, George R. Cattermole and Ollin B. Sykes. Additionally, the adoption of the 2008 Stock Incentive Plan was approved and the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2008 was ratified. The number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as applicable, for each proposal is as follows:

A. Election of Directors

Director Nominee	Votes For	Votes Withheld
Frederick A. Russ	14,902,372	1,684,877
Robert S. Thomas	14,426,935	2,160,314
Laura C. Kendall	14,254,923	2,332,326
Lynn L. Lane	13,993,258	2,593,991
Richard A. Bird	15,563,443	1,023,806
George R. Cattermole	15,564,201	1,023,048
Ollin B. Sykes	15,360,523	1,226,726

B. Adoption of the 2008 Stock Incentive Plan

	Votes For	Votes Against	Abstentions	Broker Non-Votes
Adoption of the 2008 Stock Incentive Plan	4,270,768	3,634,331	44,236	8,637,914

C. Ratification of Appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2008.

	Votes For	Votes Against	Abstentions
Ratification of Appointment of Deloitte & Touche LLP	16,324,414	173,111	89,725

Item 6:	Exhibits

Exhibit No.	Description
10.112	Amendment to Exclusive Supply Agreement, dated April 8, 2008, between Norstel AB and Charles & Colvard, Ltd, incorporated by reference to Exhibit 10.112 to Form 8-K, filed with the SEC on April 11, 2008. *

10.113	Tenth Amendment to Agreement, dated April 9, 2008, between John M. Bachman, Inc. and Charles & Colvard, Ltd., incorporated by reference to Exhibit 10.113 to Form 8-K, filed with the SEC on April 14, 2008. *

10.114	Charles & Colvard, Ltd. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 99 to the Registration Statement on Form S-8, filed with the Securities and Exchange Commission on May 29, 2008 (File No. 333-151255)).

10.115	Form of Restricted Stock Award Agreement pursuant to the Charles & Colvard, Ltd. 2008 Stock Incentive Plan, incorporated by reference to Exhibit 10.115 to Form 8-K, filed with the SEC on June 2, 2008.

10.116	Form of Employee Incentive Stock Option Agreement pursuant to the Charles & Colvard, Ltd. 2008 Stock Incentive Plan, incorporated by reference to Exhibit 10.116 to Form 8-K, filed with the SEC on June 2, 2008.

10.117	Form of Independent Contractor Nonqualified Stock Option Agreement pursuant to the Charles & Colvard, Ltd. 2008 Stock Incentive Plan, incorporated by reference to Exhibit 10.117 to Form 8-K, filed with the SEC on June 2, 2008.

10.118	Form of Employee Nonqualified Stock Option Agreement pursuant to the Charles & Colvard, Ltd. 2008 Stock Incentive Plan, incorporated by reference to Exhibit 10.118 to Form 8-K, filed with the SEC on June 2, 2008.

10.119	Form of Director Nonqualified Stock Option Agreement pursuant to the Charles & Colvard, Ltd. 2008 Stock Incentive Plan, incorporated by reference to Exhibit 10.119 to Form 8-K, filed with the SEC on June 2, 2008.

10.120	Letter Agreement, effective July 11, 2008, between Samuel Aaron Inc. and Charles & Colvard, Ltd., incorporated by reference to Exhibit 10.120 to Form 8-K, filed with the SEC on July 17, 2008.*

10.121	Licensing Agreement, dated July 11, 2008, between Samuel Aaron Inc. and Charles & Colvard, Ltd., incorporated by reference to Exhibit 10.121 to Form 8-K, filed with the SEC on July 17, 2008.

10.122	Consulting Agreement, effective July 31, 2008, between Robert S. Thomas and Charles & Colvard, Ltd., incorporated by reference to Exhibit 10.122 to Form 8-K, filed with the SEC on August 6, 2008.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Charles & Colvard, Ltd.

Date: August 8, 2008	/s/ Dennis M. Reed
Dennis M. Reed
President (Principal Executive Officer)

Date: August 8, 2008	/s/ James R. Braun
James R. Braun
Vice President of Finance & Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

EXHIBIT INDEX

10.112	Amendment to Exclusive Supply Agreement, dated April 8, 2008, between Norstel AB and Charles & Colvard, Ltd, incorporated by reference to Exhibit 10.112 to Form 8-K, filed with the SEC on April 11, 2008. *

10.113	Tenth Amendment to Agreement, dated April 9, 2008, between John M. Bachman, Inc. and Charles & Colvard, Ltd., incorporated by reference to Exhibit 10.113 to Form 8-K, filed with the SEC on April 14, 2008. *

10.114	Charles & Colvard, Ltd. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 99 to the Registration Statement on Form S-8, filed with the Securities and Exchange Commission on May 29, 2008 (File No. 333-151255)).

10.115	Form of Restricted Stock Award Agreement pursuant to the Charles & Colvard, Ltd. 2008 Stock Incentive Plan, incorporated by reference to Exhibit 10.115 to Form 8-K, filed with the SEC on June 2, 2008.

10.116	Form of Employee Incentive Stock Option Agreement pursuant to the Charles & Colvard, Ltd. 2008 Stock Incentive Plan, incorporated by reference to Exhibit 10.116 to Form 8-K, filed with the SEC on June 2, 2008.

10.117	Form of Independent Contractor Nonqualified Stock Option Agreement pursuant to the Charles & Colvard, Ltd. 2008 Stock Incentive Plan, incorporated by reference to Exhibit 10.117 to Form 8-K, filed with the SEC on June 2, 2008.

10.118	Form of Employee Nonqualified Stock Option Agreement pursuant to the Charles & Colvard, Ltd. 2008 Stock Incentive Plan, incorporated by reference to Exhibit 10.118 to Form 8-K, filed with the SEC on June 2, 2008.

10.119	Form of Director Nonqualified Stock Option Agreement pursuant to the Charles & Colvard, Ltd. 2008 Stock Incentive Plan, incorporated by reference to Exhibit 10.119 to Form 8-K, filed with the SEC on June 2, 2008.

10.120	Letter Agreement, effective July 11, 2008, between Samuel Aaron Inc. and Charles & Colvard, Ltd., incorporated by reference to Exhibit 10.120 to Form 8-K, filed with the SEC on July 17, 2008.*

10.121	Licensing Agreement, dated July 11, 2008, between Samuel Aaron Inc. and Charles & Colvard, Ltd., incorporated by reference to Exhibit 10.121 to Form 8-K, filed with the SEC on July 17, 2008.

10.122	Consulting Agreement, effective July 31, 2008, between Robert S. Thomas and Charles & Colvard, Ltd., incorporated by reference to Exhibit 10.122 to Form 8-K, filed with the SEC on August 6, 2008.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.