Form 10-Q
period 2008-09-30
CHARLES & COLVARD LTD
filed 2008-11-12
CIK 1015155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

As of October 31, 2008 there were 18,334,136 shares outstanding of the registrant’s Common Stock, no par value per share.

Charles & Colvard, Ltd. and Subsidiary

Part I. FINANCIAL INFORMATION

Item 1:	Financial Statements

Charles & Colvard, Ltd. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	$4,162,544	$6,569,731	$11,206,104	$19,932,530
Cost of goods sold	1,519,997	1,702,503	4,227,588	5,136,138

Gross profit	2,642,547	4,867,228	6,978,516	14,796,392

Operating expenses:
Marketing and sales	2,006,745	3,100,638	5,821,681	9,236,054
General and administrative	5,480,036	1,196,207	8,686,837	3,485,117
Research and development	12,461	10,491	35,640	39,363

Total operating expenses	7,499,242	4,307,336	14,544,158	12,760,534

Operating income (loss)	(4,856,695)	559,892	(7,565,642)	2,035,858
Interest income	21,495	98,039	96,218	422,855

Income (loss) before income taxes	(4,835,200)	657,931	(7,469,424)	2,458,713

Income tax expense (benefit) (Note 9)	(1,712,587)	411,723	(2,570,236)	1,344,243

Net income (loss)	$(3,122,613)	$246,208	$(4,899,188)	$1,114,470

Net income (loss) per share: (Note 13):
Basic	$(0.17)	$0.01	$(0.27)	$0.06

Diluted	$(0.17)	$0.01	$(0.27)	$0.06

Weighted-average common shares:
Basic	18,334,136	18,106,526	18,209,532	18,051,993

Diluted	18,334,136	18,288,384	18,209,532	18,294,190

See Notes to Condensed Consolidated Financial Statements.

Charles & Colvard, Ltd. and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2008	December 31, 2007
Assets
Current Assets:
Cash and equivalents	$4,138,518	$7,048,409
Accounts receivable, net (Note 3)	3,271,628	9,381,719
Interest receivable	3,068	7,457
Income tax receivable	678,828	82,191
Note receivable	108,000	365,390
Inventory, net (Note 4)	3,258,722	14,426,000
Inventory on consignment, net (Note 5)	656,378	1,763,243
Prepaid expenses and other assets	491,939	759,627
Deferred income taxes	2,624,631	980,674

Total current assets	15,231,712	34,814,710

Long Term Assets
Note receivable	116,627	—
Inventory, net (Note 4)	39,609,762	26,851,837
Furniture and equipment, net	446,306	597,349
Patent and license rights, net	584,245	358,330
Deferred income taxes	560,534	528,525

Total long term assets	41,317,474	28,336,041

Total assets	$56,549,186	$63,150,751

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable:
Cree, Inc.	$—	$469,899
Other	842,826	2,880,137
Deferred interest income (Note 6)	193,480	—
Deferred revenue	100,000	—
Accrued payroll	165,045	256,344
Accrued co-op advertising	671,000	452,792
Accrued expenses and other liabilities (Note 7)	579,113	268,973

Total current liabilities	2,551,464	4,328,145

Long Term Liabilities:
Accrued income taxes	757,086	911,606

Total liabilities	3,308,550	5,239,751

Commitments and contingencies (Note 10)

Shareholders’ Equity
Common stock, no par value	52,910,075	52,910,075
Additional paid-in capital—share based compensation	6,120,291	5,892,730
Accumulated other comprehensive gain - foreign currency translation	—	881
Accumulated deficit	(5,789,730)	(892,686)

Total shareholders’ equity	53,240,636	57,911,000

Total liabilities and shareholders’ equity	$56,549,186	$63,150,751

See Notes to Condensed Consolidated Financial Statements.

Charles & Colvard, Ltd. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Operating Activities:
Net income (loss)	$(4,899,188)	$1,114,470
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	159,756	148,462
Share-based compensation	333,983	427,736
Loss on disposal of furniture and equipment	62,135	24,430
Provision for uncollectible accounts	4,540,000	105,000
Provision for returns	125,000	285,000
Consignment inventory reserve (Note 5)	324,000	—
Provision for deferred income taxes	(1,785,494)	(5,649)
Change in operating assets and liabilities:
Accounts receivable	1,445,091	1,911,853
Income tax receivable	(596,637)	—
Inventory	(663,913)	(8,196,495)
Net change in other assets	272,077	324,879
Accounts payable	(2,507,210)	(1,527,196)
Net change in other liabilities	576,009	(671,519)

Net cash used in operating activities	(2,614,391)	(6,059,029)

Investing Activities:
Purchase of furniture and equipment	(28,910)	(144,404)
Patent and license rights costs	(268,751)	(87,319)
Proceeds from sale of long term assets	898	—

Net cash used in investing activities	(296,763)	(231,723)

Financing Activities:
Stock options exercised	—	230,964
Payment of cash dividends	—	(1,448,424)
Excess tax benefits from share-based payment arrangements	—	58,669

Net cash used in financing activities	—	(1,158,791)

Effect of foreign currency translations	1,263	—

Change in cash and equivalents	(2,909,891)	(7,449,543)

Cash and equivalents, beginning of period	7,048,409	13,762,786

Cash and equivalents, end of period	$4,138,518	$6,313,243

Supplemental Schedule of Cash Flow Data:
Cash paid for income taxes	$—	$1,524,281

Supplemental Non-Cash Investing Activity:
Reduction of note receivable	$140,763	$9,438

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

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary in Hong Kong, Charles & Colvard (HK) Ltd. These consolidated financial statements also include the accounts of a Charles & Colvard controlled company in China, Guangzhou Charles & Colvard Trading Limited, a Chinese corporation. The Company is the beneficial owner of the entire interest in the controlled company, and has consolidated the accounts of the controlled company in its consolidated financial statements. All inter-company accounts have been eliminated. During the three months ended September 30, 2008, the Company closed the operations of both its Hong Kong subsidiary and the controlled company in China.

All of the Company’s activities are within a single business segment. The following tables present certain data by geographic area:

	Three Months Ended September 30,
Net Sales	2008	2007
United States	$2,908,449	$5,331,245
International	1,254,095	1,238,486

Total	4,162,544	$6,569,731

	Nine Months Ended September 30,
Net Sales	2008	2007
United States	$7,590,275	$16,250,559
International	3,615,829	3,681,971

Total	11,206,104	$19,932,530

Furniture and equipment, net	September 30, 2008	December 31, 2007
United States	$446,306	$558,659
International (All in Asia)	—	38,690

Total	$446,306	$597,349

Patent and license rights, net	September 30, 2008	December 31, 2007
United States	$117,685	$117,809
International	466,560	240,521

Total	$584,245	$358,330

2. Newly Adopted/Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). This standard defines fair value, establishes a methodology for measuring fair value, and expands the required disclosure for fair value measurements. FASB Staff Position 157-2 (“FSP FAS 157-2”) delayed the effective date of FAS 157 until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted FAS 157 on January 1, 2008, and utilized the one year deferral for nonfinancial assets and nonfinancial liabilities that was granted by FSP FAS 157-2. The adoption of FAS 157 did not have an effect on the Company’s consolidated financial statements.

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

Trade receivables potentially subject the Company to credit risk. The Company’s standard payment terms are generally between 30 and 60 days for jewel distributors and generally between 60 to 120 days for jewelry manufacturers. The Company extends credit to its customers based upon an evaluation of the customer’s credit history, the customer’s payment history with the Company, the customer’s reputation in the trade and an evaluation of the customer’s opportunity to introduce our jewel to new or expanded markets.

As of September 30, 2008, the Company had trade accounts receivable from Reeves Park, Inc. (“Reeves Park”) of $5.2 million, or 55% of receivables (not considering our allowances for uncollectible accounts or returns). Of this amount, $4.2 million was past due. As of December 31, 2007, trade accounts receivable from Reeves Park was $6.0 million, or 56% of our receivables (not considering our allowances for uncollectible accounts or returns), with $4.5 million past due. In March 2008, the Company signed a manufacturing agreement with Reeves Park that allowed Reeves Park to continue receiving orders from the Company as long as it paid a specified amount higher than the amount of its new orders. There was also a minimum payment amount to be made quarterly and monthly interest payments that Reeves Park was required to pay the Company. In September 2008, Reeves Park stopped making payments in accordance with the March 2008 agreement. On October 27, 2008, the Company amended the March 2008 manufacturing agreement with Reeves Park and the amendment provided Reeves Park with the required notice of “good cause” to terminate the manufacturing agreement due to Reeves Park’s failure to make contractual payments on their outstanding balance. Reeves Park has 30 days from its receipt of such notice to bring the accounts in compliance with the manufacturing agreement. Per the amendment, the Company will continue to ship orders to this customer on a 100% prepaid basis if Reeves Park pays for all billings on items sold from consignment as they come due. All other terms of the manufacturing agreement remain in force. Management entered into the amendment to ensure a flow of jewelry to retailers during the holiday season while it continues to pursue collection of the outstanding balance due from Reeves Park. Reeves Park was provided notice of its default under this amended agreement on October 31, 2008 for which it has a 15 day cure period. During the three months ended September 30, 2008, the Company increased its allowance for uncollectible accounts to reduce the net value on the books for the Reeves Park receivable to approximately $650,000. The Company will vigorously pursue collection in full for all amounts due from Reeves Park, but determined to reserve the majority of the receivable due to the economic environment’s impact on the jewelry industry and the failure to make contractual payments.

The only other customer who accounted for more than 10% of receivables at September 30, 2008 and December 31, 2007 was K&G Creations (“K&G”). K&G represents 13% of receivables (not considering our allowances for uncollectible accounts or returns) at both September 30, 2008 and December 31, 2007. In June 2008, the Company filed a collection action in the United States District Court, Eastern District of North Carolina, Western Division, against K&G for collection of in excess of $2.8 million owed the Company under an agreement between the Company and K&G that was terminated as of December 31, 2007. The Company seeks to recover approximately $2.8 million, with interest accruing at the contract rate of 12% from July 4, 2008, for moissanite jewels delivered and sold to the defendant. The total receivable due from K&G at December 31, 2007 was $1.4 million. As of September 30, 2008, the Company has fully reserved the receivable from K&G. During the nine months ended September 30, 2008, there were billings to K&G of $700,000 for consignment inventory delivered prior to December 31, 2007 not returned to us and $800,000 for jewels returned to us damaged. These amounts have not been recorded in our financial statements due to the uncertainty of litigation. No sales have been recorded to K&G during 2008 and they represented 16% and 13% of sales during the three and nine months ended September 30, 2007, respectively.

Sales are also concentrated among a few larger customers. See table below showing the percentage of sales for each of our major customers for the three and nine months ended September 30, 2008 and 2007. Any amounts less than 10% are indicated by “—” in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Reeves Park	—	30%	10%	23%
Customer B	32%	15%	19%	12%
Customer C	14%	—	11%	—
Customer D	—	16%	10%	23%

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

Finished goods are shown net of a reserve for jewelry inventory of $20,000 and $25,000 at September 30, 2008 and December 31, 2007, respectively. The Company does not actively market a portion of its jewelry inventory. Jewelry inventory value on the pieces not marketed is determined as the amount we would obtain by melting the gold in the jewelry and putting the jewels back into loose stone inventory. Jewelry inventory, net of the $20,000 and $25,000 reserve at September 30, 2008 and December 31, 2007, was $472,953 and $243,110, respectively. In addition, finished goods are shown net of reserve of $400,000 at September 30, 2008 and December 31, 2007. This reserve was established to allow for the carat weight loss associated with the possible re-cutting of a portion of the finished goods inventory. There are certain jewels in inventory that may be re-cut to achieve higher quality standards. The need for adjustments to these reserves is evaluated on a period by period basis.

The Company’s inventories consist of the following as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Raw materials	$6,775,830	$6,705,805
Work-in-process	2,451,389	6,245,889
Finished goods	33,641,265	28,326,143

Total inventory	$42,868,484	$41,277,837

There is $39,609,762 and $26,851,837 of inventory classified as long-term on the Company’s condensed consolidated balance sheets as of September 30, 2008 and December 31, 2007, respectively.

5. Inventory on Consignment

Periodically, the Company ships jewels to customers on “memo” terms. For shipments on “memo” terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. The Company does not recognize revenue on these transactions until the earlier of (1) the customer informing the Company that it will keep or has sold the jewels or (2) the expiration of the memo period if the jewels are not returned. Jewels shipped to customers on “memo” are classified as inventory on consignment on the Company’s consolidated balance sheets. Inventory on consignment is shown net of a reserve of $424,000 and $100,000 at September 30, 2008 and December 31, 2007, respectively. This reserve was established to allow for certain jewels on consignment with customers that are not expected to be returned or may be returned to the Company damaged.

6. Deferred interest income

Under an agreement dated March 14, 2008 with Reeves Park, interest began accruing on all past due receivables beginning April 1, 2008. Interest is calculated monthly and billed to Reeves Park. However, if Reeves Park is able to eliminate all past due receivables by December 31, 2008, we are required to credit back to Reeves Park all interest paid. As of September 30, 2008, we have received $193,480 of interest payments from Reeves Park and these amounts are shown on our consolidated balance sheets as deferred interest income.

7. Accrued Expenses

During the nine months ended September 30, 2008, the Company reduced staffing levels resulting in severance expense of approximately $473,000 and $659,000 during the three and nine months ended September 30, 2008, respectively. As of September 30, 2008, there is $364,000 of this severance pay included in accrued expenses and other liabilities on the Company’s consolidated balance sheets.

8. Common Stock

In April 2007, the Board of Directors authorized a repurchase program for up to 1,000,000 shares of the Company’s common stock. Repurchases could be made in the open market at prevailing prices or in privately negotiated transactions at prices at or below prevailing open market prices. This program expired in April 2008. There were no shares repurchased under this program.

9. Income Taxes

The Company’s effective income tax rate for the three and nine months ended September 30, 2008 was 35% and 34%, respectively, compared to an effective income tax rate of 63% and 55% for the three and nine months ended September 30, 2007. The statutory tax rate is 38.5% and consists of the Federal income tax rate of 34% and the North Carolina state income tax rate of 4.5%, net of the federal benefit. In periods of taxable income, the effective income tax rate is higher than the statutory rate primarily due to the inability to currently recognize an income tax benefit for the operating losses in Hong Kong and China. The income tax benefit cannot be recognized for the losses in Hong Kong and China due to the uncertainty of generating sufficient future taxable income in these tax jurisdictions to offset the existing losses. As a result of the loss position in the U.S. during the three and nine months ended September 30, 2008, the effect of losses at the non-U.S. operations caused the effective tax rate to be lower when compared to the effective tax rate in 2007 when there was taxable income.

During the three months ended September 30, 2008, the Company closed the operations of both its Hong Kong subsidiary and the controlled company in China. The Company is currently investigating the U.S. income tax consequences of its Hong Kong subsidiary ceasing operations.

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

The Company also had other operating leases in Hong Kong and China. Due to the closing of operations in Hong Kong and China, all remaining lease commitments in those regions have been terminated with one exception. There is an office lease in Hong Kong that expires in December 2009. The future remaining lease commitment on this lease, net of the security deposit, is $64,000. This amount was expensed in the Statement of Operations during the three months ended September 30, 2008 due to the space not being utilized.

The future minimum lease payments of the Company, excluding the Hong Kong lease discussed above are as follows: $39,000 for the remainder of 2008, $156,000 in 2009, $160,000 in 2010, and $95,000 in 2011, totaling $450,000.

Rental expense incurred for operating leases for the three and nine months ended September 30, 2008 was $129,000 and $261,000 respectively. These amounts include the $64,000 discussed above that was expensed for the remaining commitment on our Hong Kong lease. For the three and nine months ended September 30, 2007 such expense was $63,000 and $194,000, respectively.

Purchase Commitments

On June 6, 1997, we entered into an Amended and Restated Exclusive Supply Agreement with Cree Inc. (“Cree”). The exclusive supply agreement had an initial term of ten years that was extended in January 2005 to July 2015. In connection with the exclusive supply agreement, we have committed to purchase a minimum of 50% (by dollar volume) of our requirements for silicon carbide (“SiC”) crystals from Cree. If our orders require Cree to expand beyond specified production levels, we must commit to purchase certain minimum quantities. In November 2007, we agreed with Cree on a framework for purchases for 2008. Under the agreement, we agreed to purchase approximately $710,000 of usable material for each quarter during 2008 at a price per gram that is approximately 22% over what we paid per gram during the fourth quarter of 2007 and 33% over what we paid during the first nine months of 2007. We purchased $300,000 and $1,672,000 of SiC crystals from Cree during the three and nine months ended September 30, 2008. Cree agreed to a reduction in our purchases during the three months ended

September 30, 2008. In September 2008, the Company entered into an agreement with Cree, which amended and supplemented the letter agreement between the Company and Cree entered into in November 2007. The new agreement suspends the Company’s commitment to purchase $710,000 of silicon carbide inventory from Cree during the fourth quarter 2008. This purchase commitment will be added to the Company’s yet to be established 2009 purchase commitment with Cree.

In February 2005, we entered into an Exclusive Supply Agreement with Norstel AB (“Norstel”) for the supply of SiC crystals for use in the manufacturing of moissanite jewels. In April 2008, we signed an amended agreement with Norstel that extended the term to September 26, 2011. The Company’s minimum purchase commitment to Norstel continues until (i) the Company has purchased an aggregate amount of approximately $7.9 million of SiC crystals, or (ii) September 26, 2011, whichever occurs first. The Company’s minimum purchase commitment during 2008 was $1,200,000. We purchased $453,000 of SiC crystals from Norstel during the nine months ended September 30, 2008. In October 2008, the Company entered into an agreement with Norstel which amended and supplemented the April 2008 amended agreement. The new agreement suspends the Company’s commitment to purchase silicon carbide inventory from Norstel during the fourth quarter of 2008. The Company was committed to purchase approximately $750,000 from Norstel during the fourth quarter of 2008 and the company will resume purchasing from Norstel in January 2009. It is not yet determined what the Company’s commitment to Norstel will be for 2009, although we have committed to purchase a minimum of 40% of our quarterly SiC requirements from them. In addition, we advanced $400,000 to Norstel in 2005 for the purchase of certain equipment. This advance, which is in the form of a note receivable, began to be repaid in January 2007 through a 20% reduction on the invoice for subsequent purchases of SiC crystals. Effective March 1, 2008, pursuant to the amended agreement with Norstel, we began receiving a 30% reduction on the invoice for subsequent purchases of SiC crystals, and will continue to receive this reduction until the advance is repaid. The balance on the advance as of September 30, 2008 was $224,627. Due to the suspension of purchases with Norstel, the Company classified $116,627 of this note receivable as long-term on the Company’s condensed consolidated balance sheets as of September 30, 2008.

Contingencies

On June 16, 2008 the Company filed a collection action in the United States District Court for the Eastern District of North Carolina against K&G for collection of in excess of $2.8 million owed the Company under a Manufacturing Agreement between the Company and K&G that was terminated as of December 31, 2007. The Company seeks to recover approximately $2.8 million, with interest accruing at the contract rate of 12% from July 4, 2008, for moissanite jewels delivered and sold to K&G. On July 14, 2008, K&G filed its answer, counterclaim and related pleadings in which it generally denied the Company’s claims and asserted counterclaims against the Company and certain of its executive officers for $50 million for alleged breach of the Manufacturing Agreement in connection with alleged overcharges for moissanite jewels, misrepresentations regarding pricing, interference with its business relationships, forcing K&G out of the moissanite business and related matters. Management believes that the counterclaims are without merit and the Company intends to vigorously pursue its claims against K&G and vigorously defend the counterclaims. The case is currently scheduled for trial in December 2009.

11. Comprehensive Income

There were no other items of comprehensive income or loss for the three months ended September 30, 2008, resulting in comprehensive income being the same amount as net income for this period. There was $1,263 of gains due to foreign currency translation during the nine months ended September 30, 2008, resulting in total comprehensive loss during the nine months ended September 30, 2008 of $4,897,044. There were no other items of comprehensive income or loss for the three and nine months ended September 30, 2007, resulting in comprehensive income being the same amount as net income for these periods. Due to the closing of operations in Hong Kong and China, the accumulated other comprehensive gain due to foreign currency translation was adjusted into the accumulated deficit on the Company’s condensed consolidated balance sheets as of September 30, 2008.

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

The following table summarizes the components of the Company’s share-based compensation included in net income or net loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Employee Stock Options	$(15,781)	$69,868	$112,796	$190,764
Consultant Stock Options	(49)	(2,020)	(154)	(652)
Restricted Stock Awards	76,666	85,113	221,341	237,624
Income Tax Benefit	(26,052)	(44,117)	(103,211)	(123,728)

Total	$34,784	$108,844	$230,772	$304,008

In addition, $279 and $3,106 of share-based compensation was capitalized as a cost of inventory during the three and nine months ended September 30, 2008, respectively. There was $528 and $3,515 of share-based compensation capitalized as a cost of inventory during the three and nine months ended September 30, 2007. The reduction in compensation cost on employee stock options during the three months ended September 30, 2008 is due to the forfeiture of unvested options associated with the staffing changes made by the Company.

As of September 30, 2008, the unrecognized share-based compensation expense related to non-vested stock options is approximately $120,200, which is expected to be recognized over a weighted average period of approximately six months.

The following is a summary of stock option activity for the Company. No stock options have been awarded under the 2008 Plan.

	1997 Plan
	Number of Shares	Weighted- Average Exercise Price
Outstanding, December 31, 2007	963,781	$6.18
Granted	—	—
Exercised	—	—
Canceled	160,264	7.71

Outstanding, September 30, 2008	803,517	$5.88

The following summarizes information about stock options at September 30, 2008:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Outstanding as of 9/30/2008	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable as of 9/30/2008	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Vested or Expected to Vest as of 9/30/2008	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
803,517	3.9	$5.88	699,213	4.0	$5.03	802,986	3.9	$5.87

The aggregate intrinsic value of options outstanding, exercisable, vested or expected to vest at September 30, 2008 was $0. This amount is before applicable income taxes and represents the closing stock price of the Company’s common stock at September 30, 2008 less the grant price, multiplied by the number of options that have a grant price that is less than the closing stock price. This amount represents the amount that would have been received by the optionees had these options been exercised on that date. Based on the September 30, 2008 stock price, there are no unvested options with an intrinsic value. During the three and nine months ended September 30, 2008, the aggregate intrinsic value of options exercised was $0 as no options were exercised.

The fair value of each option grant is estimated on the grant date using the Black-Scholes-Merton option pricing model. No options were granted during the three and nine months ended September 30, 2008. The valuations of options granted during the three and nine months ended September 30, 2007 were based on the following assumptions:

	Three Months Ended September 30, 2007	Nine months ended September 30, 2007
Weighted-average grant date fair value	$1.72	$3.82
Weighted-average expected lives (in years)	2.8	5.4
Weighted-average risk-free interest rate	4.17%	4.47%
Dividend yield	0%	0%
Volatility factor	0.618	0.689

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

The following is a summary of activity for restricted stock granted by the Company:

	1997 Plan		2008 Plan
	Number of Shares	Grant Date Fair Value	Number of Shares	Grant Date Fair Value
Non-vested at January 1, 2008	63,806	$4.78	—	$—
Granted	—	—	227,610	1.34
Vested	63,806	4.78	—	—
Cancelled	—	—	—	—

Non-vested at September 30, 2008	—	$—	227,610	$1.34

On May 21, 2007, the Company granted its non-employee board members an aggregate of 63,806 shares of restricted stock. The board members could not sell these shares until their one-year term on the board expired on the date of the annual meeting in May 2008. The fair value of the restricted stock granted was $305,000 based on the closing market price of the Company’s common stock on May 21, 2007. As of September 30, 2008, all compensation expense related to this grant of restricted stock was recorded.

On May 30, 2008, the Company granted its non-employee board members an aggregate of 227,610 shares of restricted stock. The board members cannot sell these shares until their one-year term on the board expires on the date of the annual meeting in May 2009. The fair value of the restricted stock granted was $305,000 based on the closing market price of the Company’s common stock on May 30, 2008. As of September 30, 2008, unrecognized compensation expense related to non-vested restricted stock was $201,665, which will be amortized on a straight line basis through May 2009.

13. Net Income (Loss) Per Share

Basic net income (loss) per share computations are based on the weighted-average common shares outstanding. Diluted net income (loss) per share computations include the dilutive effect, if any, of stock options using the treasury stock method. The following table reconciles the differences between the basic and diluted earnings per share presentations:

	Three Months Ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Numerator:
Net Income (Loss)	$(3,122,613)	$246,208	$(4,899,188)	$1,114,470

Denominator:
Weighted Average Shares Outstanding
Basic	18,334,136	18,106,526	18,209,532	18,051,993
Stock Options	—	181,858	—	242,197

Diluted	18,334,136	18,288,384	18,209,532	18,294,190

Net Income (Loss) Per Share:
Basic	$(0.17)	$0.01	$(0.27)	$0.06

Diluted	$(0.17)	$0.01	$(0.27)	$0.06

For the three months and nine months ended September 30, 2008, stock options to purchase approximately 843,000 and 901,000 shares, respectively, were excluded from the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to net income (loss) per share. For the three and nine months ended September 30, 2007, stock options to purchase approximately 743,000 and 741,000 shares, respectively, were excluded from the computation of diluted net income per share because the options’ exercise prices were greater than the average market price of the common shares.

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

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future. You should be aware that although the forward-looking statements included herein represent management’s current judgment and expectations, our actual results may differ materially from those projected, stated or implied in these forward-looking statements as a result of many factors, including, but not limited to any trends in the general economy that would adversely affect consumer spending, a further decline in our sales, dependence on Cree, Inc as the current supplier of most of the raw material, ability to develop a material second source of supply, dependence on a limited number of customers, dependence on consumer acceptance of the Company’s products, risks of conducting operations in foreign countries, dependence on third parties, and continued listing of our common stock on the NASDAQ Global Select Market, in addition to the other risks and uncertainties described in more detail in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission. Forward-looking statements speak only as of the date they are made. We undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur except as required by the federal securities laws, and you are urged to review and consider disclosures that we make in the reports that we file with the Securities and Exchange Commission that discuss other factors relevant to our business.

Overview

We manufacture, market and distribute Charles & Colvard created moissanite jewels (also called moissanite) for sale in the worldwide jewelry market. Moissanite, also known by its chemical name, silicon carbide (SiC), is a rare, naturally occurring mineral found primarily in meteors. As the sole manufacturer of scientifically-made moissanite jewels, our strategy is to establish Charles & Colvard as a reputable, high-quality and sophisticated brand and position moissanite as a unique jewel, distinct from all others based on its exceptional fire, brilliance, luster, durability and rarity. Moissanite has primarily been marketed to the self-purchasing woman as the perfect reward or indulgence for a woman celebrating her achievements or milestones in her life. Going forward, we intend to expand our message beyond this market. Moissanite is also marketed to the jewelry trade as a new jewelry category with a unique business opportunity.

Sales for the first nine months of 2008 were 44% less than sales during the same period of 2007 primarily due to the actions by U.S. retailers to reduce their current inventory levels due to the challenging U.S. macro economic environment. There has been a pullback in consumer spending that has affected the jewelry industry more severely than most consumer products. Also negatively impacting revenue during the first nine months of 2008 was the transition by several retailers to new moissanite jewelry manufacturing customers of the Company to replace the jewelry previously supplied by K&G Creations (“K&G”). This transition is now substantially completed and we began to see new order flow from those retailers that continued in the moissanite jewelry business.

Net loss for the three months ended September 30, 2008 was $3.1 million, or $0.17 per diluted share, compared with net income of $0.2 million, or $0.01 per diluted share, for the same period of 2007. Included in the net loss for the three months ended September 30, 2008, are (all items are net of income tax) $2.6 million as a bad debt allowance against a specific customer, $0.3 million related to severance costs, $0.2 million related to closure of our operations in Hong Kong and China, and $0.1 million related to the increased reserve on consigned inventory. The total of these losses is $3.2 million, net of income tax.

At our annual meeting of shareholders on May 27, 2008, the composition of our board of directors changed significantly with the election of three new members – Richard A. Bird, George R. Cattermole and Ollin B. Sykes. On July 21, 2008, we announced the resignation of Robert S. Thomas as Chief Executive Officer of the Company, Chairman of the Board of Directors and as a director. The Board has designated Dr. Frederick A. Russ, the lead independent Director, as the interim Chairman of the Board of Directors. Dennis M. Reed, the Company’s President and Chief Marketing Officer has responsibility for managing the Company’s operations and the Company has decided not to name a new Chief Executive Officer at this time.

On September 30, 2008, James R. Braun resigned as Vice President of Finance and Chief Financial Officer of the Company. Both Mr. Thomas and Mr. Braun will continue to assist the Company in certain business matters as requested. Neil Boss, Controller of the Company since 2002, will continue to serve in that role and has been appointed as the principal accounting officer and principal financial officer for the Company. Steven Abate, Vice President of Manufacturing of the Company since March 2007, has been appointed the Vice President of Operations for the Company and will assume increased responsibilities in areas ranging from manufacturing to information technology.

Other initiatives undertaken to improve our financial condition were to negotiate with our two leading raw material suppliers to defer purchases during the three months ended December 31, 2008 into 2009, while keeping in place our long term supply agreements and to reduce the size of our workforce. In addition to the changes above, the organizational structure of the Company has been streamlined through the elimination of other positions within the organization. During the nine months ended September 30, 2008, the Company expensed approximately $659,000 in severance pay. Additionally, the management team and certain other employees have agreed to a 10% rollback in salary for three months, effective October 1, 2008 and ending December 31, 2008. The organizational changes will result in salary savings of approximately $1.7 million in 2009, partially offset by $325,000 of severance and consulting fees to be paid in 2009.

In August 2008, the Company closed its Hong Kong and China operations. The Company will continue to pursue all of its opportunities in Asia from the Company’s United States office and all customers that had been serviced from the Hong Kong office have been transitioned to the Company’s United States office.

Due to the difficult macro economic environment, our first priorities are to generate positive cash flow and to stabilize the Company’s financial position through cost cutting initiatives and leveraging our inventory to grow top line revenue with new and current customers. As evidenced by the items discussed below, we have already taken some significant steps to reduce costs.

Results of Operations

The following table is intended to illustrate a tabular analysis of certain Condensed Consolidated Statement of Operations data as a percentage of sales for both periods presented. A detailed explanation of our results of operations follows this table:

	Three Months Ended September 30,
	2008		2007
Sales	100%	$4,162,544	100%	$6,569,731
Gross profit	64%	2,642,547	74%	4,867,228
Marketing and sales expenses	48%	2,006,745	47%	3,100,638
General and administrative expenses	132%	5,480,036	18%	1,196,207
Operating income (loss)	—	(4,856,695)	9%	559,892
Net income (loss)	—	(3,122,613)	4%	246,208

	Nine months ended September 30,
	2008		2007
Sales	100%	$11,206,104	100%	$19,932,530
Gross profit	62%	6,978,516	74%	14,796,392
Marketing and sales expenses	52%	5,821,681	46%	9,236,054
General and administrative expenses	78%	8,686,837	17%	3,485,117
Operating income (loss)	—	(7,565,642)	10%	2,035,858
Net income (loss)	—	(4,899,188)	6%	1,114,470

Three Months ended September 30, 2008 compared with Three Months ended September 30, 2007

Net sales were $4,162,544 for the three months ended September 30, 2008 compared to $6,569,731 for the three months ended September 30, 2007, a decrease of $2,407,187 or 37%. Shipments of moissanite jewels, excluding consigned jewels, decreased 44% to approximately 22,900 carats from 40,800 carats, while the average selling price per carat increased by 5%. U.S. sales accounted for approximately 70% and 81% of sales during the three months ended September 30, 2008 and 2007, respectively.

U.S. net sales and carat shipments, excluding consigned jewels, decreased by 45% and 56%, respectively, for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. U.S. sales decreased primarily due to a very cautious retail environment that has contributed to slower sell thru rates and reduced inventory commitments from the major retailers that sell moissanite jewelry. There were no significant sales related to stocking orders for retail stores that did not previously offer moissanite jewelry during either of the periods presented. Our four largest customers during the three months ended September 30, 2008 accounted for 32%, 14%, 3% and 4%, respectively, of our sales during the period as compared to 15%, 2%, 30% and 16%, respectively, for the same period of 2007. We expect that we will remain dependent on our ability and that of our largest customers to maintain and enhance their retail programs. A change in or loss of any of these customer or retailer relationships could have a material adverse effect on our results of operations.

On October 23, 2008, we gave Reeves Park the required notice of “good cause” to terminate their manufacturing agreement due to their failure to make contractual payments on their outstanding balance. Reeves Park has 30 days from its receipt of such notice to bring the accounts in compliance with the manufacturing agreement. On October 27, 2008 the Company amended its manufacturing agreement to ensure a flow of jewelry to retailers for the holiday season while it continues to pursue collection of the outstanding balance from Reeves Park. Reeves Park was provided notice of its default on the amended agreement October 31, 2008 for which it has a 15 day cure period. If we stop doing business with Reeves Park, which accounted for 3% of our sales during the three months ended September 30, 2008, we could experience a short term reduction in our revenue due to the time required for retailers to find another manufacturer to supply them with moissanite jewelry. It is also possible that the reduction in revenue could be permanent if these retailers decide not to pursue another manufacturer and exit the moissanite jewelry business.

International net sales and carat shipments increased by 1% and 16%, respectively, for the three months ended September 30, 2008 as compared to the same period of 2007. International sales increased primarily due to increased sales to Hong Kong/China and Thailand, partially offset by lower sales to Taiwan. A portion of our international sales is due to jewels sold internationally that will be re-imported to North American retailers. Our top three international distributors during the three months ended September 30, 2008 were located in Thailand, Hong Kong, and Italy.

Our gross profit margin was 64% for the three months ended September 30, 2008 compared to 74% for the three months ended September 30, 2007. The decreased gross profit margin percentage was primarily caused by higher production costs in the first-in, first-out accounting period relieved from inventory, a larger amount of damage jewel returns and an increase in the reserve on consigned inventory. When customers return damaged jewels, we give partial credit for the return and do not put the damaged jewels back into our inventory resulting in a reduction in our gross margin. We increased our reserve on damaged inventory by $184,000 during the three months ended September 30, 2008. This reserve allows for certain jewels on consignment with customers that might not be returned or returned in damaged condition.

Marketing and sales expenses were $2,006,745 for the three months ended September 30, 2008 compared to $3,100,638 for the three months ended September 30, 2007, a decrease of $1,093,893 or 35%. As a percentage of sales, these expenses increased to 48% from 47% in the same period of 2007. The primary reasons for the decrease in expenses were an $814,000 decrease in advertising expenses and a $176,000 reduction in travel expenses. Our direct advertising costs decreased by $646,000 and our co-op advertising expense decreased by $168,000 due to lower sales. Our co-op advertising program reimburses a portion of our customers’ marketing costs based on the amount of their purchases from us, and is subject to the customer providing us documentation of all advertising copy that includes our products. Compensation expenses were consistent in both periods as decreased salaries and reduced share based compensation, both primarily resulting from our workforce reduction, were offset by $210,000 of severance charges incurred during the three months ended September 30, 2008.

General and administrative expenses were $5,480,036 for the three months ended September 30, 2008 compared to $1,196,207 for the three months ended September 30, 2007, an increase of $4,283,829 or 358%. As a percentage of sales these expenses increased to 132% from 18% in the same period of 2007. The increase in expenses is primarily due to a $4.0 million increase in the allowance for uncollectible accounts for Reeves Park and $262,000 of severance costs incurred during the three months ended September 30, 2008. The increase in the allowance for uncollectible accounts will reduce the net value on the books for Reeves Park to approximately $650,000. We are still vigorously pursuing collection in full for all amounts owed to us, but determined to reserve the majority of the receivable due to the economic environment’s impact on the jewelry industry and the failure of Reeves Park to make contractual payments.

Interest income was $21,495 for the three months ended September 30, 2008 compared to $98,039 for the three months ended September 30, 2007, a decrease of $76,544 or 78%. This decrease resulted from a lower interest rate earned on our cash balances and lower cash balances.

Our effective income tax rate for the three months ended September 30, 2008 was 35% compared to an effective income tax rate of 63% for the three months ended September 30, 2007. Our statutory tax rate is 38.5% and consists of the Federal income tax rate of 34% and the North Carolina state income tax rate of 4.5%, net of the federal benefit. In periods when we have taxable income, our effective income tax rate is higher than our statutory rate primarily due to our inability to currently recognize an income tax benefit for our operating losses in Hong Kong and China. We cannot recognize the income tax benefit of our losses in Hong Kong and China due to the uncertainty of generating sufficient future taxable income in these tax jurisdictions to offset the existing losses. As a result of our loss position in the U.S. during the three months ended September 30, 2008, the effect of losses at our non-U.S. operations caused our effective tax rate to be lower when compared to the effective tax rate in 2007 when we had taxable income.

Nine Months ended September 30, 2008 compared with Nine Months ended September 30, 2007.

Net sales were $11,206,104 for the nine months ended September 30, 2008 compared to $19,932,530 for the nine months ended September 30, 2007, a decrease of $8,726,426 or 44%. Shipments of moissanite jewels, excluding consigned jewels, decreased 49% to approximately 60,500 carats from 122,900 carats while the average selling price per carat increased by 9%. U.S. sales accounted for approximately 68% and 82% of sales during the nine months ended September 30, 2008 and 2007, respectively.

U.S. net sales and carat shipments, excluding consigned jewels, decreased by 53% and 60%, respectively, for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. U.S. sales decreased primarily due to the actions by U.S. retailers to reduce their current inventory levels due to the challenging U.S. macro economic environment. There has been a pullback in consumer spending that has negatively affected the jewelry industry. Also negatively impacting revenue during the first nine months of 2008 was the transition by several retailers to new moissanite jewelry manufacturing customers of the Company to replace the jewelry previously supplied by K&G Creations (“K&G”). This transition is substantially completed and we began to see new order flow from those retailers that continued in the moissanite jewelry business. We had no sales to K&G during the nine months ended September 30, 2008 and they accounted for 13% of our sales during the same period of 2007. In addition, there were no significant sales related to stocking orders for retail stores that did not previously offer moissanite jewelry during the nine months ended September 30, 2008 compared to approximately $1.9 million of sales for these type of orders during the same period of 2007. Our four largest customers during the nine months ended September 30, 2008 accounted for 19%, 11%, 10% and 10%, respectively, of our sales during the period as compared to 12%, 5%, 23% and 23%, respectively, for the same period of 2007. We expect that we will remain dependent on our ability and that of our largest customers to maintain and enhance their retail programs. A change in or loss of any of these customer or retailer relationships could have a material adverse effect on our results of operations.

On 23, October 2008, we gave Reeves Park the required notice of “good cause” to terminate their manufacturing agreement due to their failure to make contractual payments on their outstanding balance. Reeves Park has 30 days from its receipt of such notice to bring the accounts in compliance with the manufacturing agreement. On October 27, 2008 the Company amended its manufacturing agreement to ensure a flow of jewelry to retailers for the holiday season while it continues to pursue collection of the outstanding balance from Reeves Park. Reeves Park was provided notice of its default on the amended agreement October 31, 2008 for which it has a 15 day cure period. If we stop doing business with Reeves Park, which accounted for 10% of our sales during the nine months ended September 30, 2008, we could experience a short term reduction in our revenue due to the time required for retailers to find another manufacturer to supply them with moissanite jewelry. It is also possible that the reduction in revenue could be permanent if these retailers decide not to pursue another manufacturer and exit the moissanite jewelry business.

International net sales decreased by 2% while carat shipments increased 4% for the nine months ended September 30, 2008 as compared to the same period of 2007. International sales decreased primarily due to decreased sales to the United Kingdom, Taiwan and Thailand, partially offset by higher sales to Hong Kong/China and India. A portion of our international sales is due to jewels sold internationally that will be re-imported to North American retailers. Our top three international distributors during the nine months ended September 30, 2008 were located in Italy, India, and Hong Kong/China.

Our gross profit margin was 62% for the nine months ended September 30, 2008 compared to 74% for the nine months ended September 30, 2007. The decreased gross profit margin percentage was primarily caused by higher production costs in the first-in, first-out accounting period relieved from inventory, the write-off of a portion of the consigned jewels returned to us by K&G in a damaged condition and an increase in the reserve on consigned inventory, partially offset by a 9% increase in our average selling price per carat. The K&G write-off resulted in approximately a 3% reduction in our gross profit percentage during the nine months ended September 30, 2008. We increased our reserve on damaged inventory by $324,000 during the nine months ended September 30, 2008. This reserve allows for certain jewels on consignment with customers that might not be returned or returned in damaged condition.

Marketing and sales expenses were $5,821,681 for the nine months ended September 30, 2008 compared to $9,236,054 for the nine months ended September 30, 2007, a decrease of $3,414,373 or 37%. As a percentage of sales, these expenses increased to 52% from 46% in the same period of 2007. The primary reasons for the decrease in expenses were a $2,751,000 decrease in advertising expenses and $484,000 of decreased travel costs, partially offset by $367,000 of severance costs. Our direct advertising costs decreased by $1,978,000 primarily due to decreased print advertising and our co-op advertising expense decreased by $773,000 due to lower sales. Our co-op advertising program reimburses a portion of our customers’ marketing costs based on the amount of their purchases from us, and is subject to the customer providing us documentation of all advertising copy that includes our products.

General and administrative expenses were $8,686,837 for the nine months ended September 30, 2008 compared to $3,485,117 for the nine months ended September 30, 2007, an increase of $5,201,720 or 149%. As a percentage of sales, these expenses increased to 78% from 17% in the same period of 2007. The increase in expenses is primarily due to a $4,443,000 increase in bad debt expense, $536,000 of increased fees for professional services, and $291,000 of severance costs. Bad debt expense increased due to an increase in the allowance for uncollectible accounts of $4.0 million for Reeves Park and $0.5 million for K&G. The increase in the allowance for uncollectible accounts will reduce the net value on the books for Reeves Park to approximately $650,000. The increase in the allowance attributable to K&G will fully reserve the outstanding balance due from K&G due to the uncertain nature of litigation. We filed a lawsuit against K&G in June 2008 to collect approximately $2.8 million for jewels sold to K&G. Professional services increased mostly due to higher legal fees and fees associated with the services rendered in conjunction with a review of our business strategy.

Interest income was $96,218 for the nine months ended September 30, 2008 compared to $422,855 for the nine months ended September 30, 2007, a decrease of $76,544 or 78%. This decrease resulted from a lower interest rate earned on our cash balances and lower cash balances.

Our effective income tax rate for the nine months ended September 30, 2008 was 34% compared to an effective income tax rate of 55% for the nine months ended September 30, 2007. Our statutory tax rate is 38.5% and consists of the Federal income tax rate of 34% and the North Carolina state income tax rate of 4.5%, net of the federal benefit. In periods when we have taxable income, our effective income tax rate is higher than our statutory rate primarily due to our inability to currently recognize an income tax benefit for our operating losses in Hong Kong and China. We cannot recognize the income tax benefit of our losses in Hong Kong and China due to the uncertainty of generating sufficient future taxable income in these tax jurisdictions to offset the existing losses. As a result of our loss position in the U.S. during the nine months ended September 30, 2008, the effect of losses at our non-U.S. operations caused our effective tax rate to be lower when compared to the effective tax rate in 2007 when we had taxable income.

Liquidity and Capital Resources

At September 30, 2008, we had approximately $4.1 million of cash and cash equivalents and $12.7 million of working capital as compared to $7.0 million of cash and cash equivalents and $30.5 million of working capital at December 31, 2007. As further described below, cash and cash equivalents decreased during the nine months ended September 30, 2008 primarily as a result of $2.6 million of cash used in operations. The decrease in working capital is primarily attributable to the classification of inventory between current and long-term assets, the decreases in cash and accounts receivable, partially offset by decreased accounts payable. The Company increased the long-term portion of inventory due to decreasing sales and the uncertain macro economic environment over the next twelve months.

Our principal sources of liquidity are cash on hand and cash expected to be generated by operations in future periods. During the nine months ended September 30, 2008, $2.6 million of cash was used in operations primarily as a result of a $2.5 million decrease in accounts payable. Our accounts payable are typically at their highest level at December 31 of each year due to our increased expenses for sales and marketing during the fourth quarter holiday season and our decrease in accounts payable is due to payments made on these expenses, as well as the reduction in expenses and inventory purchase commitments consistent with our efforts to reduce costs and inventory while conserving cash. Although Accounts Receivable decreased by $6.1 million, $4.7 million of this decrease was due to increases in the allowances for uncollectible accounts and returns.

We have significantly reduced our inventory purchase commitments in 2008 over prior years to improve cash flow from operations. Further, we were able to negotiate with our two leading raw material suppliers to defer purchases during the three months ended December 31, 2008 into 2009, while keeping in place our long term supply agreements. We expect these reduced purchase commitments to help us convert inventory into cash at a faster rate.

We purchased $2.2 million of raw material during the nine months ended September 30, 2008. Our raw material inventories of SiC crystals are purchased under exclusive supply agreements with a limited number of suppliers. Because the supply agreements restrict the sale of these crystals to only us, the suppliers negotiate minimum purchase commitments with us that have resulted in levels of inventories that are higher than we might otherwise maintain. These agreements coupled with lower than expected sales resulted in $39.6 million of our inventories being classified as long-term assets at September 30, 2008.

On June 6, 1997, we entered into an Amended and Restated Exclusive Supply Agreement with Cree. The exclusive supply agreement had an initial term of ten years that was extended in January 2005 to July 2015. In connection with the exclusive supply agreement, we have committed to purchase a minimum of 50% (by dollar volume) of our requirements for SiC crystals from Cree. If our orders require Cree to expand beyond specified production levels, we must commit to purchase certain minimum quantities. In November 2007, we agreed with Cree on a framework for purchases for 2008. Under the agreement, we agreed to purchase approximately $710,000 of usable material for each quarter during 2008 at a price per gram that is approximately 22% over what we paid per gram during the fourth quarter of 2007 and 33% over what we paid during the first nine months of 2007. We purchased $300,000 and $1,672,000 from Cree during the three and nine months ended September 30, 2008, respectively. Cree agreed to a reduction in our purchases during the three months ended September 30, 2008. In September 2008, the Company entered into an agreement with Cree which amended and supplemented the letter agreement between the Company and Cree entered into in November 2007. The new agreement suspends the Company’s commitment to purchase $710,000 of silicon carbide inventory from Cree during the fourth quarter 2008. This purchase commitment will be added to the Company’s yet to be established 2009 purchase commitment with Cree.

In February 2005, we entered into an Exclusive Supply Agreement with Norstel AB (“Norstel”) for the supply of SiC crystals for use in the manufacturing of moissanite jewels. In April 2008, we signed an amended agreement with Norstel that extended the term to September 26, 2011. The Company’s minimum purchase commitment to Norstel continues until (i) the Company has purchased an aggregate amount of approximately $7.9 million of SiC crystals, or (ii) September 26, 2011, whichever occurs first. The Company’s minimum purchase commitment during 2008 was $1,200,000. We purchased $453,000 of SiC crystals from Norstel during the nine months ended September 30, 2008. In October 2008, the Company entered into an agreement with Norstel which amended and supplemented the April 2008 amended agreement. The new agreement suspends the Company’s commitment to purchase silicon carbide inventory from Norstel during the fourth quarter of 2008. The Company was committed to purchase approximately $750,000 from Norstel during the fourth quarter of 2008 and the company will resume purchasing from Norstel in January 2009. It is not yet determined what the Company’s commitment to Norstel will be for 2009, although we have committed to purchase a minimum of 40% of our quarterly SiC requirements from them. In addition, we advanced $400,000 to Norstel in 2005 for the purchase of certain equipment. This advance, which is in the form of a note receivable, began to be repaid in January 2007 through a 20% reduction on the invoice for subsequent purchases of SiC crystals. Effective March 1, 2008, pursuant to the amended agreement with Norstel, we began receiving a 30% reduction on the invoice for subsequent purchases of SiC crystals, and will continue to receive this reduction until the advance is repaid. The balance on the advance as of September 30, 2008 was $224,627. Due to the suspension of purchases with Norstel, the Company classified $116,627 of this note receivable as long-term on the Company’s condensed consolidated balance sheets as of September 30, 2008.

As of September 30, 2008, the Company had trade accounts receivable from Reeves Park, Inc. (“Reeves Park”) of $5.2 million, or 55% of receivables (not considering our allowances for uncollectible accounts or returns). Of this amount, $4.2 million was past due. As of December 31, 2007, trade accounts receivable from Reeves Park was $6.0 million, or 56% of our receivables (not considering our allowances for uncollectible accounts or returns), with $4.5 million past due. In March 2008, the Company signed a manufacturing agreement with Reeves Park that allowed Reeves Park to continue receiving orders from the Company as long as it paid a specified amount higher than the amount of its new orders. There was also a minimum payment amount to be made quarterly and monthly interest payments that Reeves Park was required to pay the Company. In September 2008, Reeves Park stopped making payments in accordance with the March 2008 agreement. On October 27, 2008, the Company amended the March 2008 manufacturing agreement with Reeves Park and the amendment provided Reeves Park with the required notice of “good cause” to terminate the manufacturing agreement due to Reeves Park’s failure to make contractual payments on their outstanding balance. Reeves Park has 30 days from its receipt of such notice to bring the accounts in compliance with the manufacturing agreement. Per the amendment, the Company will continue to ship orders to this customer on a 100% prepaid basis if Reeves Park pays for all billings on items sold from consignment as they come due. All other terms of the manufacturing agreement remain in force. Management entered into the amendment to ensure a flow of jewelry to retailers during the holiday season while it continues to pursue collection of the outstanding balance due from Reeves Park. During the nine months ended September 30, 2008, the Company increased its allowance for uncollectible accounts to reduce the net value on the books for the Reeves Park receivable to approximately $650,000. The Company will vigorously pursue collection in full for all amounts due from Reeves Park, but determined to reserve the majority of the receivable due to the economic environment’s impact on the jewelry industry and the failure to make contractual payments.

We did not make any income tax payments during the nine months ended September 30, 2008 due to our loss position. During the year ended December 31, 2006, we fully utilized our U.S. Net Operating Loss (“NOL”) carryforward. The 2007 tax year was the first full year that we made federal income tax payments. As of September 30, 2008 we have an income tax receivable amount of $678,828 due to our loss position during the first nine months of 2008. During 2008, the Company closed the operations of both its Hong Kong subsidiary and the controlled company in China. The Company is currently investigating the U.S. income tax consequences of its Hong Kong subsidiary ceasing operations. As of December 31, 2007, we also had a North Carolina NOL carryforward of approximately $3.7 million, which expires between 2012 and 2015.

As of December 31, 2007, we had a $4.9 million NOL carryforward in Hong Kong that can be carried forward indefinitely, however, due to the closing of our Hong Kong office, we do not expect to utilize any of the Hong Kong NOL carryforward available to us. We also had $567,000 of a NOL carryforward in China that began expiring in 2008, but we will not utilize this carryforward either due to the closing of operations in China.

Our future capital requirements and the adequacy of available funds will depend on many factors, including the risk factors described in greater detail under Part II, “Item 1A. Risk Factors” of this quarterly report and those factors described in greater detail in our most recent annual report on Form 10-K. Based on our cash and cash equivalents and other working capital, management believes that our existing capital resources are adequate to satisfy our capital requirements for at least the next 12 months provided that there are no extraordinary events and that economic conditions impacting consumer spending do not further deteriorate and adversely affect the demand for moissanite. The Company is actively pursuing access to credit. Until such funding becomes available, the Company must rely solely on current cash balances and internal sources of capital from continuing operations.

Newly Adopted Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). This standard defines fair value, establishes a methodology for measuring fair value, and expands the required disclosure for fair value measurements. FASB Staff Position 157-2 (“FSP FAS 157-2”) delayed the effective date of FAS 157 until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted FAS 157 on January 1, 2008, and utilized the one year deferral for nonfinancial assets and nonfinancial liabilities that was granted by FSP FAS 157-2. The adoption of FAS 157 did not have an effect on our consolidated financial statements.

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

(a)	Evaluation of disclosure controls and procedures

As of September 30, 2008, the Company’s President and the Principal Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act. Based on their evaluation, the President and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that the information that the Company is required to disclose in its Exchange Act reports was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The President and the Principal Financial Officer also concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the President and the Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting

During the three months ended September 30, 2008, both the Chief Executive Officer and Chief Financial Officer left the company. Other than a change in personnel, there were no other changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings

On October 4, 2006, we received an English translation of an action filed on June 9, 2006 in the South Korean Intellectual Property Office by MC Lab Corporation. MC Lab Corporation sought invalidation of our current South Korean patent on the basis of an alleged lack of inventiveness as compared to certain prior art. In September 2007, the petition by MC Lab Corporation to invalidate our patent was dismissed. On September 29, 2007, MC Lab Corporation filed a Notice of Appeal with the Patent Court. On April 15, 2008, the first court hearing of the appeal was held and several other hearings have been held since that time. A final hearing was held on October 30, 2008, and we are expecting a final decision from the court in December 2008. Management believes that the South Korean patent was properly issued and we will continue to vigorously defend the action. We do not presently have material sales in South Korea and the decision will not be legally binding in any other jurisdiction.

On June 16, 2008, the Company filed a collection action in the United States District Court, Eastern District of North Carolina, Western Division, against K&G Creations for collection of in excess of $2.8 million owed the Company under a Manufacturing Agreement between the Company and K&G Creations that was terminated as of December 31, 2007. The Company seeks to recover approximately $2.8 million, with interest accruing at the contract rate of 12% from July 4, 2008, for moissanite jewels delivered and sold to K&G Creations. On July 14, 2008, K&G Creations filed its answer, counterclaim and related pleadings in which it generally denied the Company’s claims and asserted counterclaims against the Company and certain of its executive officers for $50 million for alleged breach of the Manufacturing Agreement in connection with alleged overcharges for moissanite jewels, misrepresentations regarding pricing, interference with its business relationships, forcing K&G Creations out of the moissanite business and related matters. Management believes that the counterclaims are without merit and the Company intends to vigorously pursue its claims against K&G Creations and vigorously defend the counterclaims. The case is currently scheduled for trial in December 2009.

Item 1A.	Risk Factors

In addition to the risk factors set forth below and the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

General economic conditions that are largely out of our control may adversely affect our financial condition and results of operations. Recessionary economic cycles, actual and potential changes in tax and other laws, the recent turmoil in the financial markets and other general economic factors that are out of our control may impact consumer spending or buying patterns and adversely affect the demand for moissanite. There can be no assurance that general economic conditions will not continue to deteriorate nor whether or when an economic recession may commence.

Our common stock is currently subject to potential delisting from the NASDAQ Global Select Market. On August 18, 2008, we received a notice from the Listing Qualifications division of The NASDAQ Stock Market LLC (“NASDAQ”) indicating that our common stock is subject to potential delisting from the NASDAQ Global Select Market because, for the preceding 30 consecutive business days, the bid price of the Company’s common stock had closed below the minimum $1.00 closing bid price requirement for continued inclusion on the NASDAQ Global Select Market. On October 16, 2008, NASDAQ announced that it would temporarily suspend, until January 16, 2009, enforcement of its rules regarding minimum closing bid price in light of current extraordinary market conditions. As a result of the suspension, we will have until May 21, 2009 to regain compliance with the minimum $1.00 closing bid price requirement.

If our common stock loses its status on the NASDAQ Global Select Market, shares of our common stock would likely trade in the over-the-counter market bulletin board, commonly referred to as the “pink sheets.” If our stock were to trade on the over-the-counter market, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts’ coverage of us may be reduced. In addition, in the event our common stock is delisted, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in our common stock, further limiting the liquidity thereof. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of common stock.

We have had significant changes in our management and these changes may impact our ability to execute our business strategy in the near term. On July 21, 2008, Robert S. Thomas resigned as the Company’s Chief Executive Officer, Chairman of the Board of Directors and as a director. Since Mr. Thomas’ resignation, Dr. Frederick A. Russ, the lead independent director, has served as the interim Chairman of the Board of Directors. Dennis M. Reed, the Company’s President and Chief Marketing Officer, has assumed responsibility for managing the Company’s operations and has been designated as the principal executive officer of the Company.

Effective September 30, 2008, James R. Braun resigned as the Company’s Chief Financial Officer and Vice President of Finance. On October 1, 2008, Neil Boss, the Controller of the Company since 2002, was appointed as the principal accounting officer and principal financial officer of the Company. Also on October 1, 2008, Steven L. Abate, the Vice President of Manufacturing of the Company since March 2007, was appointed as the Vice President of Operations of the Company and has assumed increased responsibilities in areas ranging from manufacturing to information technology.

Although each of Mr. Reed, Mr. Boss and Mr. Abate were previously employed by the Company prior to assuming their new duties, these and other changes in our management, together with the significant change in the composition of our board of directors earlier this year, could impact our ability to determine and implement our strategies.

Item 6:	Exhibits

Exhibit No.	Description
10.120	Letter Agreement, effective July 11, 2008, between Samuel Aaron Inc. and Charles & Colvard, Ltd., incorporated by reference to Exhibit 10.120 to Form 8-K, filed with the SEC on July 17, 2008.*

10.121	Licensing Agreement, dated July 11, 2008, between Samuel Aaron Inc. and Charles & Colvard, Ltd., incorporated by reference to Exhibit 10.121 to Form 8-K, filed with the SEC on July 17, 2008.

10.122	Consulting Agreement, effective July 31, 2008, between Robert S. Thomas and Charles & Colvard, Ltd., incorporated by reference to Exhibit 10.122 to Form 8-K, filed with the SEC on August 6, 2008.±

10.123	Letter Agreement, dated September 18, 2008, between Cree, Inc. and Charles & Colvard, Ltd., incorporated by reference to Exhibit 10.123 to Form 8-K, filed with the SEC on September 24, 2008.

10.124	Severance Agreement, effective September 30, 2008, between James R. Braun and Charles & Colvard, Ltd., incorporated by reference to Exhibit 10.124 to Form 8-K, filed with the SEC on October 3, 2008.±

10.125	Letter Agreement, dated October 3, 2008, between Norstel AB and Charles & Colvard, Ltd., incorporated by reference to Exhibit 10.125 to Form 8-K, filed with the SEC on October 7, 2008.

10.126	Amendment to Manufacturing Agreement, dated October 23, 2008, between Reeves Park, Inc. and Charles & Colvard, Ltd., signed by Charles & Colvard, Ltd. on October 27, 2008, incorporated by reference to Exhibit 10.126 to Form 8-K, filed with the SEC on October 31, 2008.*

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.
±	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Charles & Colvard, Ltd.

Date: November 12, 2008	/s/ Dennis M. Reed
Dennis M. Reed
President & Chief Marketing Officer
(Principal Executive Officer)

Date: November 12, 2008	/s/ Neil Boss
Neil Boss
Controller
(Principal Financial Officer)
(Principal Accounting Officer)

EXHIBIT INDEX

10.120	Letter Agreement, effective July 11, 2008, between Samuel Aaron Inc. and Charles & Colvard, Ltd., incorporated by reference to Exhibit 10.120 to Form 8-K, filed with the SEC on July 17, 2008.*

10.121	Licensing Agreement, dated July 11, 2008, between Samuel Aaron Inc. and Charles & Colvard, Ltd., incorporated by reference to Exhibit 10.121 to Form 8-K, filed with the SEC on July 17, 2008.

10.122	Consulting Agreement, effective July 31, 2008, between Robert S. Thomas and Charles & Colvard, Ltd., incorporated by reference to Exhibit 10.122 to Form 8-K, filed with the SEC on August 6, 2008.±

10.123	Letter Agreement, dated September 18, 2008, between Cree, Inc. and Charles & Colvard, Ltd., incorporated by reference to Exhibit 10.123 to Form 8-K, filed with the SEC on September 24, 2008.

10.124	Severance Agreement, effective September 30, 2008, between James R. Braun and Charles & Colvard, Ltd., incorporated by reference to Exhibit 10.124 to Form 8-K, filed with the SEC on October 3, 2008.±

10.125	Letter Agreement, dated October 3, 2008, between Norstel AB and Charles & Colvard, Ltd., incorporated by reference to Exhibit 10.125 to Form 8-K, filed with the SEC on October 7, 2008.

10.126	Amendment to Manufacturing Agreement, dated October 23, 2008, between Reeves Park, Inc. and Charles & Colvard, Ltd., signed by Charles & Colvard, Ltd. on October 27, 2008, incorporated by reference to Exhibit 10.126 to Form 8-K, filed with the SEC on October 31, 2008.*

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.
±	Denotes a management contract or compensatory plan or arrangement.