Form 10-K
period 2008-12-31
CHARLES & COLVARD LTD
filed 2009-03-31
CIK 1015155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-23329

Charles & Colvard, Ltd.

(Exact Name of Registrant as Specified in Its Charter)

North Carolina	56-1928817
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

300 Perimeter Park Drive, Suite A, Morrisville, N.C.	27560
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (919) 468-0399

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value per share*	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

*	Includes associated Right to Purchase Series A Junior Participating Preferred Stock

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2008, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant was $17,241,292 based on the closing sales price as reported on the NASDAQ Global Select Market.

As of February 28, 2009, there were 18,437,398 outstanding shares of the registrant’s common stock.

DOCUMENT INCORPORATED BY REFERENCE

Certain portions of the Proxy Statement for the Company’s 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

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

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future. You should be aware that although the forward-looking statements included herein represent management’s current judgment and expectations, our actual results may differ materially from those projected, stated or implied in these forward-looking statements as a result of many factors, including, but not limited to the recent downturn in the worldwide economy and its ongoing impact on our business and the business of our customers and suppliers, any continued trends in the general economy that would adversely affect consumer spending, a further decline in our sales, dependence on consumer acceptance of the Company’s products, dependence on Cree, Inc. as the current supplier of most of the raw material, ability to develop a material second source of supply, dependence on a limited number of customers, risks of conducting operations in foreign countries, dependence on third parties, continued listing of our common stock on the NASDAQ Global Select Market, the impact of significant changes in our management on our ability to execute our business strategy in the near term and the impact of adverse resolution of legal proceedings on our operating results or financial condition. These and other risks and uncertainties, many of which are addressed in more detail below in the sections entitled Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” could cause our actual results and developments to be materially different from those expressed or implied by any of these forward-looking statements. We undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur except as required by the federal securities laws, and you are urged to review and consider disclosures that we make in our reports that we file with the Securities and Exchange Commission, including this Annual Report on Form 10-K, that discuss other factors relevant to our business.

PART I

ITEM 1.	BUSINESS

Introduction

We are Charles & Colvard, Ltd., a North Carolina corporation founded in 1995 (the “Company” or “Charles & Colvard,” which may be referred to as “we,” “us” or “our”) that manufactures, markets and distributes Charles & Colvard created Moissanite® jewels (also called “moissanite” or “moissanite jewels”) for sale in the worldwide jewelry market. Moissanite, also known by its chemical name, silicon carbide (SiC), is a rare, naturally occurring mineral found primarily in meteors. As the sole manufacturer of scientifically-made moissanite jewels, our strategy is to establish Charles & Colvard as a reputable, high-quality and sophisticated brand and build demand by promoting moissanite as a unique jewel, distinct from all others based on its exceptional fire, brilliance, luster, durability and rarity.

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

We operate as a single business segment. U.S. sales have been 70%, 82%, and 88% of total sales for the years ended December 31, 2008, 2007, and 2006, respectively. Our four largest customers in 2008 (Stuller, Inc. (“Stuller”), Reeves Park, Inc. (“Reeves Park”), Richline Group, and Samuel Aaron, Inc. (“SAI”)) collectively represented 48% of our total sales.

Our results of operations are discussed in more detail under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. Please refer to the Balance Sheets and Statements of Operations included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for information regarding our total assets, revenue from operations and net income.

Moissanite

Moissanite is a rare, naturally occurring mineral found primarily in meteors. Naturally occurring moissanite crystals are scarce, generally very small in size, dark green or black in color and typically are not a commercially viable source of gemstone material. Therefore, we expect only lab-grown SiC crystals to provide a meaningful source of moissanite for jewels.

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

Because of its unique atomic structure, moissanite can be grown in a variety of colors including blue, green or yellow. Additionally, although none have, to the best of our knowledge, been produced to date, the colors red and pink are theoretically possible to grow. To date, we have focused our development, manufacturing and distribution efforts on near-colorless moissanite jewels, although we have produced and sold limited quantities of green moissanite jewels.

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

Products and Product Development

Moissanite Jewels. We primarily sell near-colorless moissanite jewels cut in a variety of shapes including round, square brilliant, radiant, cushion, oval, marquise, pear, baguette, rose, and heart in sizes ranging from 2 to 12mm (approximately 0.03 to 5.3 carats). We have produced and distribute a limited quantity of green moissanite jewels to evaluate the market potential of colored moissanite. We may elect to offer, from time to time, additional cuts, sizes and colors of moissanite jewels.

We significantly reduced our raw material purchase commitments in 2008 over prior years to improve cash flow from operations. Further, we were able to negotiate with our two leading raw material suppliers to defer purchases during the three months ended December 31, 2008 into 2009, while keeping in place our long-term supply agreements. We expect these reduced and deferred purchase commitments to help us convert inventory into cash at a faster rate. Our raw material purchases in 2008, 2007, and 2006 were $2.2 million, $11.5 million, and $14.7 million, respectively. We have yet to finalize our 2009 purchase commitments, but we expect to purchase less material in 2009 than we purchased in 2008. Our raw material inventories of SiC crystals are purchased under exclusive supply agreements with a limited number of suppliers that restrict the sale of these crystals to only us. This arrangement has resulted in the purchase of more inventory than we would otherwise maintain.

Amended and Restated Exclusive Supply Agreement with Cree. In June 1997, we entered into an Amended and Restated Exclusive Supply Agreement (“Exclusive Supply Agreement”) with Cree pursuant to which we have agreed to purchase from Cree at least 50%, by dollar volume, of our SiC crystal requirements for the production of gemstones in each calendar quarter during the term of the Exclusive Supply Agreement and Cree has agreed to supply this amount of crystals to us. We purchased from Cree approximately $1.7 million, $11.4 million, and $14.6 million of SiC Crystals during 2008, 2007, and 2006, respectively. Our price per gram for purchases from Cree during 2008 increased by approximately 22% over what we paid per gram in the fourth quarter of 2007 and 33% over what we paid per gram during the first three quarters of 2007. In September 2008, we amended and supplemented our letter agreement with Cree to suspend our commitment to purchase $710,000 of silicon carbide inventory from Cree during the fourth quarter of 2008. This purchase commitment will be included in the Company’s yet to be established 2009 purchase commitment with Cree.

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

The Exclusive Supply Agreement with Cree prohibits us, without Cree’s consent, from entering into an exclusive marketing or distribution agreement with any party that Cree reasonably believes is affiliated with any of the following parties:

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

Exclusive Supply Agreement with Norstel. In February 2005, we entered into an exclusive supply agreement with Norstel for the supply of SiC crystals for use in the manufacturing of moissanite jewels. This agreement gives us the exclusive right to purchase SiC crystals from Norstel for the purpose of fabricating, distributing, or selling faceted jewels. In April 2008, we entered into an amendment to this exclusive supply agreement due to an update of Norstel’s delivery schedule and capability and also due to our desire to limit our purchase of raw materials. Under the April 2008 amendment, the Company’s minimum purchase commitment from Norstel continues until (i) the Company has purchased an aggregate amount of approximately $7.9 million of SiC crystals, or (ii) September 26, 2011, whichever occurs first. We purchased from Norstel approximately $453,000 of SiC crystals during 2008 and $550,000 of SiC crystals since inception of the exclusive supply agreement. In October 2008, the Company entered into a new letter agreement with Norstel which amended and supplemented the April 2008 amendment. Pursuant to the new letter agreement, the Company’s commitment to purchase approximately $750,000 of silicon carbide raw material inventory from Norstel during the fourth quarter of 2008 was suspended and the Company will resume purchasing from Norstel in 2009. It is not yet determined what the Company’s total commitment from Norstel will be for 2009, although we have committed to purchase a minimum of 40% of our quarterly SiC requirements from Norstel. In addition, we advanced $400,000 to Norstel in 2005 for the purchase of certain equipment. This advance, which is in the form of a note receivable, began to be repaid in January 2007 through a 20% reduction on the invoice for subsequent purchases of SiC crystals. Effective March 1, 2008, pursuant to the April 2008 amendment, we began receiving a 30% reduction on the invoice for subsequent purchases of SiC crystals from Norstel, and will continue to receive this reduction until the advance is repaid. The balance on the advance as of December 31, 2008 was $224,627.

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

On October 4, 2006, we received an English translation of an action filed on June 9, 2006 in the South Korean Intellectual Property Office by MC Lab Corporation. MC Lab Corporation sought invalidation of our South Korean gemstone patent on the basis of an alleged lack of inventiveness as compared to certain prior art. In September 2007, the petition by MC Lab Corporation to invalidate our patent was dismissed. On September 29, 2007, MC Lab Corporation filed a Notice of Appeal with the Patent Court. On April 15, 2008, the first court hearing of the appeal was held and several other hearings have been held since that time. A final hearing was held on October 30, 2008, and on December 11, 2008, the South Korean Patent Court ruled our patent to be invalid. On December 29, 2008, MC Lab Corporation contacted us regarding an offer of settlement. On January 2, 2009, we filed a Notice of Appeal to the South Korean Supreme Court. The appeal is currently stayed pending efforts to settle the matter outside of the court system. Management believes that the South Korean patent was properly issued and we will vigorously appeal the decision of the South Korean Patent Court if a settlement cannot be reached. We do not presently have material sales in South Korea and the decision will not be legally binding in any other jurisdiction.

Manufacturing

The production of moissanite jewels includes the following steps:

•	growing SiC crystals;

•	designing shapes with proportions unique to moissanite jewels;

•	cutting crystals that will yield jewels of an approximate carat weight and millimeter size;

•	faceting jewels; and

•	inspecting, sorting and grading faceted jewels.

Growth of SiC Crystals. Cree has grown the majority of our SiC crystals in accordance with the terms of the Exclusive Supply Agreement. We routinely evaluate the yield and quality of saleable moissanite jewels from SiC crystals. The yield of saleable jewels from each crystal is the most significant factor affecting the volume and cost of moissanite jewels available for sale. Yield is dependent on the quality of the crystals. Variations in crystal quality can adversely affect our gross margin percentage.

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

Faceting Moissanite Jewels. Faceting is a critical stage in obtaining quality jewels. The techniques and skills used in faceting moissanite jewels differ somewhat from those used in faceting diamonds and other gemstones. We currently outsource the faceting of our moissanite jewels, other than faceting for small special orders or research and product development purposes which we conduct internally. During 2009, we intend to continue to outsource faceting services to our existing suppliers, and we will depend on their ability to provide an adequate quantity of quality faceted moissanite jewels. We cannot be sure that they will be able to continue to produce our quality specifications for faceting and meet our quantity and time requirements. Currently, we have three suppliers of volume faceting services, all of which are located in Asia, and we have been satisfied with the capabilities and performance of each of these suppliers. The majority of our faceting services are provided by John M. Bachman, Inc. (“JMB”), as discussed below.

In 1997, we entered into a multi-year agreement with JMB. In August 2008, to eliminate our monthly minimum commitments for faceting services, we exercised our option to terminate the agreement with JMB. Although the agreement with JMB was terminated effective October 2008, we are currently operating with JMB on an “as needed” basis. We anticipate our needs for faceting services to be very limited in 2009 due to our large inventory position.

Inspection, Sorting and Grading. Once faceted moissanite jewels are returned to us, we inspect, sort and grade them. During this stage, specially trained personnel individually examine and grade each moissanite jewel against certain quality parameters. In addition, we process a sample of each batch through an image analyzer for exacting quality control. This phase of manufacturing is relatively labor-intensive and requires skills not readily available in the general work force. In the future, we may elect to outsource certain portions of this stage of the manufacturing process to an independent third party. We will require third parties to which we may outsource these processes to adhere to our rigorous quality control and monitoring standards. We have no assurance that we will be able to hire or retain sufficient numbers of appropriately skilled personnel for this phase of manufacturing or find and enter into acceptable agreements with third party vendors or that such vendors will be able to provide accurate inspection, sorting and grading services on a timely basis.

Marketing and Distribution

Marketing

Domestic. Historically, the primary target consumer market for moissanite jewelry has been the self-purchasing woman. However, beginning in 2008 and continuing in 2009, Charles & Colvard has expanded and broadened its marketing message beyond the self-purchasing woman to include more segments of the larger marketplace of jewelry for every occasion including bridal, anniversary and gift-giving.

The global economy continues to worsen and consumer demand for luxury items, including jewelry, has been significantly reduced. The market is seeing an increase in promotion of man-made diamonds as well as a trend of blending fine and fashion jewelry with perceived high value cubic zirconia. We believe that moissanite has a quality and value proposition to the consumer which is unique in the marketplace. By broadening our marketing message, we intend to reach a larger market audience to help increase sales and increase moissanite’s overall awareness levels.

As many retailers currently have an excess of in-case inventory, marketing efforts designed to increase sell-through are extremely important. The market is especially challenging as consolidation pressures on both department store retailers and jewelry store retailers are intensifying.

Consumer Advertising. As a result of the economic downturn, 2008 saw a reduced cooperative marketing effort from both our manufacturers and their retail partners. In early 2008, we launched the educational website www.whatismoissanite.com. This comprehensive, interactive website allows visitors to learn about moissanite - its history, comparison of the jewel’s properties with other jewels, and its features portrayed by streaming video with expert commentary. The website also serves as a related hotlink or microsite that lives on the retailer’s moissanite landing page and allows the consumer to learn more without leaving the retailer’s website.

Charles & Colvard also created two programs which recognized women in 2008. The first program, Moissanite Milestone Moments, an online contest, is a viral entry campaign allowing women to tell their stories about triumph over hardship and building a valuable community of women who share an interest in moissanite. The second program, Women of Brilliant AchievementTM, recognizes the outstanding and inspirational accomplishments of women through perseverance, professional mentoring, excellence and enterprise. Five outstanding women were named Honorees under this program during 2008.

In the latter half of 2008, we launched the Charles & Colvard Authorized Internet Retailer (“AIR”) program housed on www.moissanite.com. AIR is a joint effort between Charles & Colvard and select e-commerce websites that provides moissanite customers with a professional moissanite internet shopping experience. All AIR participants are pre-screened, have met program criteria and are sponsored by a Charles & Colvard manufacturer or distributor.

Prior to 2008, Charles & Colvard had traditionally used print advertising as the marketing medium of choice. The marketing message was delivered through fashion, lifestyle, and consumer magazine advertisements. Moissanite special events had been augmented by regional and local newspaper advertising, and we supported national newspaper advertising with our manufacturers and retailers through our cooperative advertising program. However, due to declining readership of print media and reduced effectiveness, we plan to re-evaluate our use of print advertising in 2009.

Public Relations. Public relations activities can be an important component of our marketing and are integral to supporting the launch of new moissanite retailers and independent jewelers. We currently plan to focus such efforts in 2009 on increasing moissanite awareness, interest and purchase intent at the consumer level by generating editorial coverage and moissanite jewelry product placement.

Moissanite Awareness. Research conducted by independent sources from January 2006 to January 2008 indicated that moissanite awareness among U.S. women had increased and then maintained its level (from 7.8% in January 2006, peaking at 10.5% in January 2007 and remaining constant a year later in January 2008). Management currently does not plan to conduct the moissanite awareness study in 2009 as it focuses efforts on addressing our current marketing and distribution methods.

Marketing to the Trade. From 2004 through 2008, Charles & Colvard’s marketing message to the jewelry trade positioned moissanite as a new jewel and jewelry category that could provide an additional opportunity to build incremental revenue and profits. Over the last three years, Charles & Colvard augmented this message by partnering with National Jeweler magazine and our manufacturers to create a Moissanite Supplement. This 28-page-plus yearly insert provides the trade industry an in-depth publication that includes: education about the jewel; elaboration of the overall business opportunity; profiles and interviews of female purchasers; industry research and statistics from current retailers selling moissanite, and successful moissanite retail jewelry trade testimonials. As we proceed with a broader message, we currently plan to shift from trade marketing to an increased emphasis on marketing to the consumer to motivate consumer purchases.

International. During 2008, Charles & Colvard concentrated on global congruency of the marketing message of moissanite. Most of our international distributors are still educating their clients and consumers about our jewel. To help aid our distributors in their marketing efforts, we committed to continue international trade advertising in both Diamond World and Gem and Jewellery magazines through the first half of 2009. Distributors who adhere to Charles & Colvard’s branding guidelines have been eligible for cooperative advertising and marketing allowances. Recognizing that each distributor’s approach to market can be as unique as the culture in which they live, we are relaxing our branding guidelines to accommodate more flexibility in order to be better accepted in more markets. We continue to educate, work with and support our distributors as they develop advertising, marketing and public relations campaigns that prove to be successful in their markets.

Trade Shows. Charles & Colvard’s participation in leading jewelry trade shows, worldwide, assisted the company in extending its outreach to customers as the economic climate and corporate structure continued to change. Whether Charles & Colvard engaged as a sponsor, an exhibitor or a participant assisting manufacturing clients, it was apparent that our customers appreciated our efforts to connect personally with them. However, because of the continued precipitous decline in jewelry industry economic conditions, management currently does not plan to participate in any 2009 trade shows.

Sponsorships. Charles & Colvard continues to support global trade organizations like CIBJO, The World Jewellery Confederation, which encourages harmonization, promotes international cooperation in the jewelry industry, and considers issues which concern the trade worldwide. Charles & Colvard also partnered with the JVC (Jewelers Vigilance Committee) during 2008. The JVC is the industry’s guardian of ethics and integrity, and together we produced a consumer brochure titled “Buying Gemstones and Jewels with Confidence” which continues to educate consumers regarding the differences between diamond, moissanite and cubic zirconia.

Distribution

According to preliminary estimates provided by the International Diamond Exchange, the consumer market in 2008 for jewelry sales in the United States was approximately $65 billion.

Domestic. Traditionally, consumers have purchased jewelry through independent and chain jewelry stores and department stores. More recently, major shifts are occurring in the retail environment for jewelry. Traditional sales channels are contracting (e.g. independent jewelry stores, mall-based chain jewelers, mid-market department stores) while other channels, such as e-commerce, wholesale shopping clubs, and discounters such as Wal-Mart are expanding their presence in jewelry. Traditional retailers have consolidated by closing non-productive locations and some have declared bankruptcy (Whitehall

Jewelers, Boscov’s, Gottschalks, Mervyn’s). At the manufacturing level in the United States, the shift of jewelry production and design to low-cost markets such as China and India has created dramatic consolidation, with remaining manufacturers struggling to survive or create a competitive advantage. Today, moissanite jewelry is sold to consumers through a broad range of channels: single and multiple-location independent jewelry stores, jewelry store chains, online, TV shopping channels, department stores, and catalogs.

In May 2000, in order to more rapidly expand the distribution of moissanite, we modified our distribution model from selling moissanite jewels directly to independent retail jewelers to allowing independent retail jewelers to access loose moissanite jewels and moissanite jewelry through two established jewelry distributors, Stuller and Rio Grande. Additionally, we have entered into arrangements with several jewelry manufacturers that design and manufacture lines of jewelry containing moissanite jewels. Jewelry retailers have access to loose moissanite jewels from Stuller and Rio Grande and to jewelry containing moissanite jewels from Stuller, SAI, Richline Group, and other jewelry manufacturers.

We believe that moissanite jewels provide retailers with an opportunity to earn a profit margin from the moissanite jewelry category that compares favorably with other jewelry products and allows retailers to distinguish their product lines from other jewelers in the highly competitive retail jewelry market. We also believe moissanite jewelry provides retailers with an opportunity to capture more female consumers, as warranty card data indicates that approximately 75% of moissanite purchasers are female. We also see a larger opportunity with bridal, gift giving and the socially conscious consumer, and we will attempt to build our market share by addressing these broadened market segments. We believe moissanite jewelry margins create incentives for retailers to maximize their sales and promotional efforts, which may result in additional consumer demand for our moissanite jewels.

Currently, however, Charles & Colvard has limited influence through the supply chain. Our current business model of supplying jewels to finished jewelry manufacturers and distributors has proven to create hurdles to effective program and business management. These obstacles include credit risk in a consolidating industry, role definition issues, conflict of interest issues (by manufacturers) with other lines offered, costs incurred due to returns and markdowns, lack of transparency to retailers and consumer, and loss of design control of the finished jewelry item.

The quality, design and workmanship of the settings and mountings chosen by distributors, manufacturers, and retailers affects consumer perception and acceptance of our jewel, and our control over these elements is currently limited. We continue to evaluate the most appropriate structure for distribution in North America and may, in certain circumstances, enter into direct distribution arrangements, including arrangements with selected department stores, specialty jewelry chains and distribution channels such as moissanite retail stores, catalog sales or Internet sales.

Retailers were in a consolidation mode in 2008, which reduced the number of stores carrying moissanite jewelry. The door count reduction was based on factors that included retailers closing all doors or closing certain locations to improve their overall financial performance. There are six retailers as of December 31, 2008 having more than 50 store locations that currently sell moissanite jewelry: Kohl’s, JCPenney, Finlay, Helzberg, Belk and Army Air Force Exchange Systems. We do anticipate there may be some further reduction in store or door counts for the same reason mentioned above.

Our four largest customers during 2008 were Stuller, Reeves Park, Richline Group, and SAI. In November 2008, we terminated our manufacturing agreement with Reeves Park due to Reeves Park’s repeated failure to make timely payments for shipped moissanite. We are currently working with retailers previously supplied by Reeves Park to establish relationships either directly with Charles & Colvard or with new manufacturers. While we believe our current relationships with our largest customers are good, and alternate manufacturers and distributors are available to serve their customer base, a loss of these customers could cause a material adverse effect on our results of operations in a particular period. We expect that, at least over the short term, we will remain dependent on our ability and that of our manufacturing customers to maintain and enhance their retail programs.

We will continue to support trunk show events that will enable us to introduce moissanite jewelry at new points of distribution and improve sales at existing retailers. We seek to participate with retailers in training their sales and marketing personnel in moissanite sales positioning and strategies and in working with them to create focused advertising and promotional efforts to publicize “trunk shows” and other special sales events at select store locations. In addition, to facilitate new or expanded distribution, we have allowed inventory to be placed in stores on a consignment basis. As part of the settlement agreement we entered into with Reeves Park in January 2009, we have assumed operating responsibility for the 2009 schedule of trunk shows for JCPenney.

We are in the process of considering possible changes to our current pricing structures to our customers which may more closely reflect the cost economics of servicing different categories of customers. We are assessing possible marketing and sales programs that may help us achieve increased sales with an ancillary goal of reducing our currently high inventory levels.

We generally have contracts and agreements with our distributors and manufacturers with some variations in terms and with variations in duration. During the latter part of 2008 and the early part of 2009, we have permitted some of these agreements to expire, and we are in the process of negotiating new agreements with some of our distributors and manufacturers. We currently intend to evolve these agreements to a more standardized format.

International. We have continued to invest in certain international markets that we believe have the most potential with respect to acceptance and sales of the moissanite jewel. During 2008, foreign sales were 29% of our total sales. More details on our financial information by geographic area are included in Note 1 to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

In October 2000, we established a wholly-owned subsidiary in Hong Kong, Charles & Colvard (HK) Ltd., for the purpose of gaining better access to the Far Eastern markets. To enhance our presence in this market, we established a Charles & Colvard controlled company in China in August 2003 named Guangzhou Charles & Colvard Trading Limited. During 2008, the Company closed the operations of both its Hong Kong subsidiary and the controlled company in China in an effort to contain costs.

We currently have distributors for Charles & Colvard jewels covering substantially all of Western Europe, Australia, India and certain countries in Southeast Asia and the Middle East. We have approximately 30 international distributors and may increase this number. All sales to international customers are denominated in U.S. dollars. Export sales aggregated approximately $4.4 million, $5.0 million, and $4.7 million in 2008, 2007, and 2006, respectively. It should be noted that a portion of our international sales is due to jewels sold internationally that are re-imported to North American retailers.

We are subject to the risks associated with doing business in international distribution channels. Please refer to Item 1A, “Risk Factors” of this Annual Report on Form 10-K for more details on these risks.

Seasonality

Retail sales of moissanite jewelry are significantly greater during the Christmas and holiday season. Because we primarily sell our jewels direct to manufacturers and distributors, our sales to support the holiday season largely take place during the third and beginning of the fourth calendar quarters, depending on the level of advance planning and production our customers undertake. The second half of each year accounted for 52%, 52%, and 59% of our sales during the years ended December 31, 2008, 2007 and 2006, respectively. The effect of seasonality on our business depends on the timing of orders we receive to support new or expanded distribution and the level of inventory maintained by our customers, which could significantly affect our sales in a given quarter, regardless of seasonality.

Due to the recent and current economic downturn and previously large initial stocking quantities to support previously expanding distribution, both our manufacturing customers and the retailers have had significant inventory levels over the past few years, which have negatively impacted our sales numbers in those periods.

Working Capital Practices

Our primary source of working capital is cash on hand and cash generated by operations. The current status of our working capital is discussed in more detail in the “Liquidity and Capital Resources” section of Item 7, “Management’s Discussion of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

Because our supply agreements for raw material purchases restrict our suppliers in the sale of SiC crystals for jewelry applications to selling only to us, our suppliers negotiate minimum purchase commitments with us that may result in inventories that are higher than we might otherwise maintain. Our current inventory levels are sufficient to enable us to respond promptly to customer orders and we currently have no material order backlogs.

Our standard payment terms are generally between 30 and 60 days for jewel distributors and generally between 60 to 120 days for jewelry manufacturers. The Company extends credit to its customers based upon a number of factors, including an evaluation of the customer’s credit history, the customer’s payment history with the Company, the customer’s reputation in the trade and an evaluation of the customer’s opportunity to introduce our jewel to new or expanded markets. We believe that our payment terms are consistent with the payment terms offered in the jewelry industry. We are hopeful that we will be able to negotiate and implement changes to our agreements and to our credit and interest charge policies that may enable us to achieve lower levels of accounts receivables going forward.

The Company’s return policy is that jewels can only be returned for credit within 30 days of shipment and must be returned for a valid reason (e.g. quality problems or a shipment of the wrong jewels). Some customers, however, have a contractual right to return a certain percentage of sales for any reason for specific periods of time. We have established an allowance for returns based on our historical return rate, which takes into account any contractual return privileges granted to our customers. Periodically, the Company ships jewels to customers on “memo” terms. For shipments on “memo” terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. The Company does not recognize revenue on these transactions until the earlier of (1) the customer informing the Company that it will keep or has sold the jewels or (2) the expiration of the memo period if the jewels are not returned. Jewels shipped to customers on “memo” are classified as inventory on consignment on the Company’s consolidated balance sheets.

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

Despite our efforts to market our jewel as a unique new jewel, the diamond industry has established an overwhelming level of consumer desirability and acceptance which has been iconicized by the “Diamonds are Forever” diamond marketing campaign. Our jewel, despite our efforts to differentiate it from diamond by virtue of its different material composition and its optical characteristics of brilliance and fire that are superior to diamond, still resembles diamond in the eyes of consumers. As a result, moissanite is still viewed by some consumers as a diamond alternative or a diamond substitute.

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

We may also face competition from treated and synthetic diamonds. Treated diamonds, which are natural diamonds with imperfections or flaws that have been altered in some manner to enhance their appearance, have been available for the past 20 years in the jewelry industry and are generally less expensive than diamonds of similar size, cut and color which have not been altered. Synthetic diamonds are also available in the marketplace and are produced for jewelry applications available to consumers, however, most synthetic diamonds that are sold today are in the yellow color range. Although we believe that colorless gemstone-quality synthetic and treated diamonds presently cannot be produced at prices competitive with those currently offered for our near-colorless moissanite jewels, there can be no assurances that such competitive prices cannot be achieved in the future by the producers of either or both of synthetic and treated diamonds. The primary producers of synthetic diamonds used for industrial applications are DeBeers, Sumitomo and GE. There are also a number of Russian producers of synthetic diamonds for industrial uses. In addition, companies such as Gemesis Corporation, Chatham and Apollo Diamonds are, we understand, synthesizing diamonds, in limited quantities, limited carat sizes and in limited ranges of color. Synthetic diamond films can be grown at commercially viable prices in thicknesses that can be applied to various surfaces such as other synthetic materials.

Although we believe that our products have a proprietary position, we could face competition from other companies that develop competing SiC technologies. Some of these technologies could be developed by producers of SiC used for other industrial applications. Manufacturers of industrial SiC products include The Carborundum Corporation (currently for abrasive uses), and Cree, Siemens AG, Norstel, Bridgestone ABB, Dow Chemical, SiC Crystal AG, and Northrop Grumman Corporation (currently for semiconductor uses). We believe that Cree and Norstel are currently the only suppliers of SiC crystals in colors, sizes and volumes that are currently suitable for gemstone applications. It is possible, however, that these or other producers of SiC could develop SiC crystals suitable for gemstone applications and produce moissanite jewels until we could obtain judicial enforcement of our patent rights. It is also possible that such competition could emerge in geographic territories where we might not have adequate patent protection.

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

We intend to compete primarily on the basis that the unique qualities of our moissanite jewels are distinct from all other jewels based on their fire, brilliance, luster, durability and rarity. In addition, we believe that the Charles & Colvard created Moissanite brand, which is being developed pursuant to our marketing program, may create a long-term competitive advantage for our products. Additionally, we believe that moissanite jewels have a significant cost advantage over other fine gemstones, especially in the one-carat size and larger. Our competitive success depends, in part, on the following:

•	the increasing interest and demand for moissanite jewelry at the consumer level;

•	the willingness and ability of our jewelry distributors and other jewelry suppliers, manufacturers and designers to market and promote Charles & Colvard moissanite jewels to the retail jewelry trade;

•

the willingness of distributors, retailers and others in the channel of distribution to purchase loose Charles & Colvard moissanite jewels and the willingness of manufacturers, designers and retail jewelers to undertake setting of the loose jewels;

•	the ability of manufacturers, designers and retail jewelers to select jewelry settings that encourage consumer acceptance of and demand for our jewels;

•	the ability of jewelry manufacturers and retail jewelers to set loose Charles & Colvard moissanite jewels in jewelry with high quality workmanship;

•	the ability of retail jewelers to effectively market and sell jewelry containing Charles & Colvard created Moissanite to consumers;

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

Employees

At February 28, 2009, we had 33 employees. We believe that our future prospects will depend, in part, on our ability to retain our current employees and to obtain additional management, marketing, sales, manufacturing, scientific and technical personnel. None of our employees are represented by a labor union. We believe that our employee relations are good.

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

Our business and our results of operations could be materially adversely affected as a result of general economic and market conditions, including the current economic crisis. Global financial markets have recently been experiencing extreme disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. We are unable to predict the likely duration and severity of the current disruptions in the financial markets and the adverse global economic conditions, and if the current uncertainty continues or economic conditions further deteriorate, our business and results of operations could be materially and adversely affected. The consequences of such adverse effects could include interruptions or delays in our suppliers’ performance of our contracts, reductions and delays in customer purchases, delays in or the inability of customers to obtain financing to purchase our products, and bankruptcy of customers and/or suppliers.

Luxury products, such as fine jewelry, are discretionary purchases for consumers. The recent reduction in consumer discretionary spending, largely attributed to the conditions described above, has affected our industry more significantly than many other industries. Consumer discretionary spending is strongly affected by economic factors outside our control, including the condition of financial markets, consumer credit availability, prevailing interest rates, energy costs, employment levels, salary levels and tax rates. A continued reduction in discretionary consumer spending could have a material adverse affect on our business and financial condition.

A further decline in sales could continue to have a material adverse effect on us and our results of operations. Our annual sales declined from $40.7 million in 2006 to $27.8 million in 2007 to $14.7 million in 2008. A further decline in sales could continue to adversely affect our relationships with our suppliers and distributors and adversely affect our ability to retain key employees. Due to the large inventory position we currently have, we reduced our manufacturing levels in 2008 and expect further reductions in future years until our inventory position is more in line with our sales. Our 2008 raw material purchases were significantly reduced and we expect further reductions in our purchases in 2009. We have no assurance that the quality of the raw material crystals we receive will not be affected by the reduced purchase levels or that our raw material suppliers will be able to timely deliver increased quantities to us should we require a return to a higher level of purchases. Additionally, due to our reduced and deferred purchase commitments, we have experienced significant price increases that will likely reduce future gross margin percentages. The reduction in raw material purchases could have a negative long-term impact on our relationships with our suppliers.

In addition, we significantly reduced the amount of jewels we faceted during 2008 and expect further reductions in 2009. We believe our primary supplier of faceting services, JMB, is substantially dependent on our business to fund its operations. To eliminate our minimum monthly commitments for faceting services, we terminated our agreement with JMB in 2008, but we are currently operating with JMB on an “as needed” basis. We can not be assured that JMB will be able to continue in business with our reduced faceting levels. We have no assurance that other suppliers of faceting services could meet our demand on a timely basis or that we will not experience increased prices for our faceting services.

Our future financial performance depends upon increased consumer acceptance and growth of sales of our products. We believe that many retail jewelers and most consumers are not generally aware of the existence and attributes of moissanite jewels. The market for moissanite jewels among retail jewelers and consumers is in the early stages of development. Total moissanite jewelry retail sales during the year ended December 31, 2008 were less than 1% of the total jewelry market. The degree of future market acceptance and demand are subject to a significant amount of uncertainty. Our future financial performance will depend upon greater consumer acceptance of moissanite jewels as distinct from all other jewels based on their fire, brilliance, luster, durability and rarity. In addition, consumer acceptance may be affected by retail jewelers’ and jewelry manufacturers’ acceptance of moissanite jewels. We primarily market loose jewels which jewelry distributors, manufacturers and retailers set in jewelry and in turn distribute or sell to consumers.

The quality, design and workmanship of the jewelry settings selected by retail jewelers, which is not within our control, could affect consumers’ perception and acceptance of our jewels. Thus, our future financial performance may be affected by:

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

If our products do not receive greater market acceptance, our business, operating results and financial condition would be materially and adversely affected.

We expect to remain dependent upon Cree for the supply of most of our SiC crystals for the foreseeable future. If we are unable to obtain sufficient, high quality SiC crystals from Cree, and we have a significant increase in demand for our jewel, then we may not be able to meet that demand. Cree has certain proprietary rights relating to its process for growing large single crystals of SiC and its process for growing near-colorless SiC crystals. Under our Exclusive Supply Agreement with Cree, we are obligated to buy from Cree, and Cree is obligated to sell to us, at least 50%, by dollar volume, of our requirements for SiC material for the production of gemstones in each calendar quarter through June 2015. In February 2005, we entered into an exclusive supply agreement with Norstel, which was amended in April 2008 and October 2008. Our ability to decrease our reliance on Cree, in the short term, is contingent on Norstel being capable of producing quality crystals in higher quantities than it has in the past. Norstel provided less than 1% of our raw material purchases in 2006 and 2007 and increased deliveries in 2008 to 21% of our total raw material purchases. Although we expect purchases from Norstel during 2009 to continue to increase as a percentage of total purchases, we remain dependent on Cree for most of our supply of lab-grown SiC crystals.

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

For the sale of our jewels in North America, we are currently substantially dependent on Stuller Settings, Inc. and a limited number of other distributors and jewelry manufacturers. We anticipate that the majority of the moissanite jewels that we sell in North America will be distributed through Stuller and a limited number of other manufacturers and distributors, and therefore, we are substantially dependent upon these companies for distribution of moissanite jewels in North America. During the year ended December 31, 2008, Stuller accounted for 21% of total sales. Our three other largest domestic customers collectively accounted for 27% of total sales. In late 2007, we terminated our manufacturing agreement with K&G Creations (one of our largest customers in 2007) and in 2008 we terminated our manufacturing agreement with Reeves Park (one of our largest customers in 2007 and 2008). This disruption in our distribution model was significant and there can be no assurance that retailers previously supplied by K&G Creations and Reeves Park will continue to sell moissanite jewelry.

The financial difficulties or insolvency of one or more of our major customers could adversely affect results. We are subject to a concentration of credit risk amongst our major customers and a default by any of these customers on their debts to us could have a material adverse affect on our financial position. Future sales and our ability to collect accounts receivable depend, in part, on the financial strength of customers. We estimate an allowance for accounts for which collectibility is at risk and this allowance adversely impacts profitability. In the event customers experience greater than anticipated financial difficulties or insolvency, profitability would be expected to be adversely impacted by the Company’s failure to collect accounts receivable in excess of the estimated allowance. Given the current economic environment, constrained access to capital and general market contractions may heighten our exposure of customer default.

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

•	the continuing adverse economic effects of the global financial crisis;

•	unexpected changes in, or impositions of, legislative or regulatory requirements;

•	delays resulting from difficulty in obtaining export licenses;

•	tariffs and other trade barriers and restrictions; and

•	the burdens of complying with a variety of foreign laws and other factors beyond our control.

Additionally, while the majority of our foreign transactions are denominated in U.S. dollars, foreign currency fluctuations could impact demand for our products or the ability of our foreign suppliers to continue to perform. Further, some of these distributors operate relatively small businesses and may not have the financial stability to assure their continuing presence in their markets. There can be no assurance that the foregoing factors will not adversely affect our operations in the future or require us to modify our anticipated business practices.

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

At the present time, we are also dependent on Cree’s technology for the production of SiC crystals. Cree is exclusively licensed to use a patent concerning a process for growing large single crystals of SiC, has certain patents of its own relating to growth of large single crystals of SiC and has a patent for a process for growing near-colorless SiC crystals. If Norstel becomes a significant additional source of supply, we will also become dependent on its technology.

There can be no assurance that any patents issued to or licensed by or to us, Cree or Norstel will provide any significant commercial protection, or that we, Cree or Norstel will have sufficient resources to prosecute our respective patents or that any patents will be upheld by a court should we, or our suppliers seek to enforce our respective rights against an infringer. The existence of valid patents does not prevent other companies from independently developing competing technologies. Existing producers of SiC crystals or others may refine existing processes for growing SiC crystals or develop new technologies for growing large single crystals of SiC or colorless SiC crystals in a manner that does not infringe patents owned or licensed by us, Cree or Norstel. In addition, existing producers of SiC crystals, existing producers of other synthetic or natural gemstones or other parties may develop new technologies for producing moissanite jewels in a manner that does not infringe patents owned or licensed by us, Cree or Norstel.

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

Our reputation among jewelers and consumers could be damaged if low-quality gemstones or synthetics are marketed as moissanite. It is possible that low-quality gemstones or other synthetics could be falsely marketed by others as moissanite. The sale of low-quality products as moissanite could damage our ability to foster the perception of moissanite as a unique jewel that compares favorably to other fine gemstones like diamond, ruby and emerald. This could damage our reputation among retail jewelers and consumers and result in a loss of consumer confidence in our products. The introduction of low-quality imitation moissanite jewels and our inability to limit the adverse effects thereof could have a material adverse effect on our business, operating results and financial condition.

We face competition in the worldwide jewelry industry. The jewelry industry is highly competitive and we compete with numerous other jewelry products, including diamonds, cubic zirconia, and watches, among others. In addition, despite the positioning of moissanite as a unique jewel, we face competition from treated diamonds, synthetic diamonds, and companies developing other synthetic jewelry technologies. A substantial number of companies supply products to the jewelry industry, many of which we believe have greater financial resources than we do. Competitors could develop new or improved technologies that may render the pricing point for moissanite noncompetitive, which would have an adverse effect on our business, results of operations, and financial condition.

Sales of moissanite jewelry could be dependent upon the pricing of precious metals, which is beyond our control. Any increases in the market price of precious metals (primarily gold) could affect the pricing and sales of jewelry incorporating moissanite jewels. The majority of price increases in precious metals are passed on to the consumer in the form of higher prices for finished jewelry. These higher prices could have a negative impact on the sell-through of moissanite jewelry at the retail level. From the beginning of 2006 to the end of 2008, the price of gold has increased significantly (approximately 60%), resulting in higher retail price points for gold jewelry. This has had a negative impact on both sales of moissanite jewelry and the jewelry industry as a whole. We currently encourage our customers to set moissanite jewels in jewelry with a gold quality of 14 Karat or higher or in Platinum. Due to high gold prices, we are currently reassessing this strategy and relaxing our Brand Identity Guidelines to allow our customers to set moissanite jewels in settings made from other materials, including silver.

Our common stock is currently subject to potential delisting from the NASDAQ Global Select Market. On August 18, 2008, we received a notice from the Listing Qualifications division of The NASDAQ Stock Market LLC (“NASDAQ”) indicating that our common stock is subject to potential delisting from the NASDAQ Global Select Market because, for the preceding 30 consecutive business days, the bid price of the Company’s common stock had closed below the minimum $1.00 closing bid price requirement for continued inclusion on the NASDAQ Global Select Market. As a result of the recent extraordinary market conditions, NASDAQ has temporarily suspended its enforcement of the minimum $1.00 closing bid price requirement and announced that it will not take any action to delist any security failing to meet the bid price requirement between October 16, 2008 and July 19, 2009. As a result of the temporary suspension, we currently have until November 18, 2009 to regain compliance with the minimum $1.00 closing bid price requirement for continued listing on the NASDAQ Global Select Market, barring any further suspensions of these rules.

If our common stock loses its status on the NASDAQ Global Select Market, shares of our common stock would likely trade on the over-the-counter market bulletin board, commonly referred to as the “pink sheets.” If our stock were to trade on the over-the-counter market, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts’ coverage of us may be reduced. In addition, in the event our common stock is delisted, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in our common stock, further limiting the liquidity thereof. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of common stock.

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

On February 21, 1999, we adopted a Shareholder Rights Plan under which all shareholders of record as of March 8, 1999, received rights to purchase shares of a new series of Preferred Stock (the “Rights Plan”). Each share of common stock issued after March 8, 1999 has received the same rights. The Rights Plan, as modified by an amendment dated February 18, 2009, remains in full force and effect.

The Rights Plan is designed to enable all of our shareholders to realize the full value of their investment and to provide for fair and equal treatment for all shareholders in the event that an unsolicited attempt is made to acquire us. The adoption of the Rights Plan is intended as a means to guard against abusive takeover tactics and is not in response to any particular proposal. The Rights, which expire in 2019, will be exercisable only if a person or group acquires 20% or more of our common stock or announces a tender offer for 20% or more of the common stock. If a person or group acquires 20% or more of our common stock, all shareholders except the purchaser will be entitled to acquire our common stock at a 50% discount. The effect will be to discourage acquisitions of more than 20% of our common stock without negotiations with the Board of Directors of the Company.

The Rights will trade with our common stock, unless and until they are separated upon the occurrence of certain future events. Our Board of Directors may redeem the Rights prior to the expiration of a specified period following the acquisition of more than 20% of our common stock.

We have had significant changes in our management and these changes may impact our ability to execute our business strategy in the near term. On July 21, 2008, Robert S. Thomas resigned as the Company’s Chief Executive Officer, Chairman of the Board of Directors and as a director. At the time of Mr. Thomas’ resignation, Dr. Frederick A. Russ, the lead independent director, became the interim Chairman of the Board of Directors and Dennis M. Reed, the Company’s then President and Chief Marketing Officer, assumed responsibility for managing the Company’s total operations and was designated as the principal executive officer of the Company. Effective September 30, 2008, James R. Braun resigned as the Company’s Chief Financial Officer and Vice President of Finance. On October 1, 2008, Neil Boss, the Controller of the Company since 2002, was appointed as the principal accounting officer and principal financial officer of the Company.

On February 3, 2009, the Company elected George R. Cattermole, a current director, as Chairman of the Board of Directors and entered into the Management Services Agreement with Bird Capital Group, Inc. (“BCG”) under which BCG will provide management services to the Company, including the services of Richard A. Bird as the Company’s full-time non-employee Chief Executive Officer. On February 5, 2009, the Company ended its employment relationship with three executive officers: Dennis M. Reed, who had served as President and Chief Marketing Officer since March 2007 and principal executive officer since July 2008; Carl A. Mielke, Senior Vice President of Sales; and Steven L. Abate, Vice President of Operations.

Our success will depend to a significant extent on the ability of BCG and Mr. Bird to develop and implement a successful strategy, to successfully lead and motivate our employees, and to work effectively with other members of our management team and our board of directors, which also underwent a significant change in composition in 2008. There can be no assurance that changes in management will lead to an improvement in our results of operations. If the leadership transition is not successful, we may experience disruption to our operations, which may have a material adverse affect on our business and financial condition.

Adverse resolution of legal proceedings may harm our operating results and financial condition. We are a party to certain legal proceedings as discussed in greater detail under Item 3, “Legal Proceedings” of this Annual Report on Form 10-K. Litigation and other legal proceedings can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular legal proceeding could have a material adverse effect on our business, operating results, and financial condition.

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

We also have a lease for general office space in Hong Kong that was used by our subsidiary in Hong Kong that ceased operations in August 2008. The lease expires in December 2009 and the space is not currently being utilized.

ITEM 3.	LEGAL PROCEEDINGS

On October 4, 2006, we received an English translation of an action filed on June 9, 2006 in the South Korean Intellectual Property Office by MC Lab Corporation. MC Lab Corporation sought invalidation of our South Korean gemstone patent on the basis of an alleged lack of inventiveness as compared to certain prior art. In September 2007, the petition by MC Lab Corporation to invalidate our patent was dismissed. On September 29, 2007, MC Lab Corporation filed a Notice of Appeal with the Patent Court. On April 15, 2008, the first court hearing of the appeal was held and several other hearings have been held since that time. A final hearing was held on October 30, 2008, and on December 11, 2008, the South Korean Patent Court ruled our patent to be invalid. On December 29, 2008, MC Lab Corporation contacted us regarding an offer of settlement. On January 2, 2009, we filed a Notice of Appeal to the South Korean Supreme Court. The appeal is currently stayed pending efforts to settle the matter outside of the court system. Management believes that the South Korean patent was properly issued and we will vigorously appeal the decision of the South Korean Patent Court if a settlement can not be reached. We do not presently have material sales in South Korea and the decision will not be legally binding in any other jurisdiction.

On June 16, 2008, we filed a collection action in the United States District Court, Eastern District of North Carolina, Western Division, against K&G Creations for collection of in excess of $2.8 million owed to us under a Manufacturing Agreement between the Company and K&G Creations that was terminated as of December 31, 2007. We seek to recover approximately $2.8 million, with interest accruing at the contract rate of 12% from July 4, 2008, for moissanite jewels delivered and sold to K&G Creations. On July 14, 2008, K&G Creations filed its answer, counterclaim and related pleadings in which it generally denied our claims and asserted counterclaims against us and certain of our now former executive officers for $50 million for alleged breach of the Manufacturing Agreement in connection with alleged overcharges for moissanite jewels, misrepresentations regarding pricing, interference with its business relationships, forcing K&G Creations out of the moissanite business and related matters. On February 23, 2009, we announced that our discussions with K&G Creations regarding possible settlement of litigation between the parties have been unsuccessful. Management believes that the counterclaims are without merit and we intend to vigorously pursue our claims against K&G Creations and vigorously defend against the counterclaims. The case is currently scheduled for trial in December 2009.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market for Registrant’s Common Equity

Our common stock is traded on the NASDAQ Global Select Market under the symbol “CTHR.” The following table presents, for the periods indicated, the high and low sales prices of our common stock, as reported by the NASDAQ Global Select Market. As of February 27, 2009 there were 212 shareholders of record of our common stock.

	2008		2007
	High	Low	High	Low
First Quarter	$2.26	$1.12	$8.10	$5.96
Second Quarter	1.40	1.06	6.95	4.00
Third Quarter	1.17	0.48	5.73	3.75
Fourth Quarter	0.62	0.18	4.35	2.12

We did not pay any dividends on our common stock during the fiscal year 2008. On April 24, 2007, the Company declared an $0.08 per share cash dividend distributed on June 15, 2007. Pursuant to this dividend, total cash of $1,448,424 was distributed to shareholders.

We will regularly review and consider the best policies and practices for the Company, including the dividend policy. The payment of future dividends will be dependent on the facts and circumstances at the time of that review.

(c) Issuer Purchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

The information required by this Item 6 is not required to be provided by issuers that satisfy the definition of “smaller reporting company” under SEC rules.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements, trend analysis and other information contained in the following discussion relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements, including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect” and “intend” and other similar expressions constitute forward-looking statements. Our business is subject to business and economic risks and uncertainties, and our actual results of operations may differ materially from those expressed or implied in the forward-looking statements. The following discussion and the discussion in Item 1A “Risk Factors” of this Annual Report on Form 10-K describes some, but not all, of the factors that could cause these differences.

Overview

We manufacture, market and distribute Charles & Colvard created Moissanite jewels (also called moissanite) for sale in the worldwide jewelry market. Moissanite, also known by its chemical name, silicon carbide (SiC), is a rare, naturally occurring mineral found primarily in meteors. As the sole manufacturer of scientifically-made moissanite jewels, our strategy is to establish Charles & Colvard as a reputable, high-quality and sophisticated brand and position moissanite as a unique jewel, distinct from all others based on its exceptional fire, brilliance, luster, durability and rarity. Moissanite has primarily been marketed to the self-purchasing woman as the perfect reward or indulgence for a woman celebrating her achievements or milestones in her life. Beginning in 2008 and continuing in to 2009, Charles & Colvard has expanded its marketing message beyond the self-purchasing woman to include a larger marketplace such as, bridal, anniversary and gift-giving. Moissanite is also marketed to the jewelry trade as a new jewelry category with a unique business opportunity.

Sales for 2008 were 47% less than sales during 2007 primarily due to the actions by U.S. retailers to reduce their current inventory levels due to the challenging U.S. economic environment. There has been a pullback in consumer spending that has affected the jewelry industry more severely than most consumer products. Also negatively impacting revenue during 2008 was the termination of our manufacturing agreements with K&G Creations (“K&G”) and Reeves Park, Inc. (“Reeves Park”). We terminated our relationship with K&G effective January 1, 2008 and worked during 2008 to transition several retailers to new moissanite jewelry manufacturing customers of the Company to replace the jewelry previously supplied by K&G. This transition was substantially completed in the second half of 2008 and we began to see new order flow late in 2008 from those retailers that continued in the moissanite jewelry business. Our manufacturing agreement with Reeves Park was terminated during the fourth quarter of 2008 due to repeated failure by Reeves Park to make timely payments on their open receivables. We are currently in the process of reviewing the retail accounts supplied by Reeves Park in an attempt to ensure these retailers can still purchase moissanite jewelry.

Net loss for 2008 was $6.2 million, or $0.34 per diluted share, compared with a net loss of $24,424, or $0.00 per diluted share, for 2007. Included in the net loss for 2008 were (all items are net of income tax) $1.7 million as a bad debt allowance against two specific customers, $0.5 million related to severance costs, $0.2 million related to closure of our operations in Hong Kong and China, and $0.2 million related to the increased reserves on jewelry inventory and consigned inventory. The total of these losses was $2.6 million, net of income tax. Also included in the 2008 net loss was $1.6 of million of additional income tax expense due to the establishment of a valuation allowance against certain United States deferred tax assets. The allowance was established due to the Company’s 2008 net loss and uncertainty over whether the Company will be able to generate sufficient future taxable income to fully use the Company’s net operating loss carry-forward and other deferred tax assets.

At our annual meeting of shareholders on May 27, 2008, the composition of our board of directors changed significantly with the election of three new members – Richard A. Bird, George R. Cattermole and Ollin B. Sykes. On July 21, 2008, Robert S. Thomas resigned as the Company’s Chief Executive Officer, Chairman of the Board of Directors and as a director. At the time of Mr. Thomas’ resignation, Dr. Frederick A. Russ, the lead independent director, became the interim Chairman of the Board of Directors and Dennis M. Reed, the Company’s then President and Chief Marketing Officer, assumed primary responsibility for managing the Company’s total operations and was designated as the principal executive officer of the Company. Effective September 30, 2008, James R. Braun resigned as the Company’s Chief Financial Officer and Vice President of Finance. On October 1, 2008, Neil Boss, the Controller of the Company since 2002, was appointed as the principal accounting officer and principal financial officer of the Company. On February 3, 2009, the Company elected George R. Cattermole as Chairman of the Board of Directors and entered into the Management Services Agreement with Bird Capital Group, Inc. (“BCG”) under which BCG will provide management services to the Company, including the services of Richard A. Bird as the Company’s full-time non-employee Chief Executive Officer. The Management Services Agreement is discussed in greater detail under the Liquidity and Capital Resources section of this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

On February 5, 2009, the Company ended its employment relationship with three executive officers: Dennis M. Reed, who had served as President and Chief Marketing Officer since March 2007 and principal executive officer since July 2008; Carl A. Mielke, Senior Vice President of Sales and Steven L. Abate, Vice President of Operations.

Other initiatives undertaken to improve our financial condition were to negotiate with our two leading raw material suppliers to defer purchases during the three months ended December 31, 2008 into 2009, while keeping in place our long term supply agreements, close our operations in Hong Kong and China, and to reduce the size of our workforce. In addition to the personnel changes discussed above, the organizational structure of the Company has been streamlined through the elimination of other positions within the organization. During 2008, the Company expensed approximately $659,000 in severance pay. Additionally, the management team and certain other employees agreed to a 10% rollback in salary for the three months ended December 31, 2008. The organizational changes will result in salary savings of approximately $1.0 million in 2009, net of the $1,025,000 in base payments to be made to BCG and other severance and consulting fees.

Due to the difficult economic environment, our first priorities are to generate positive cash flow and to stabilize the Company’s financial position through cost cutting initiatives and selling down our inventory by increasing sales with new and current customers. As discussed above, we have already taken some significant steps to reduce costs. We believe that we can improve the Company’s financial performance by executing a more selective and cost-effective marketing strategy.

Results of Operations

The following table shows certain Consolidated Statement of Operations data as a percentage of sales for the periods presented. A detailed explanation of our results of operations follows this table:

	Year Ended December 31,
	2008		2007
Net Sales	100%	$14,727,054	100%	$27,818,446
Gross profit	62%	9,134,175	73%	20,209,951
Marketing & sales expenses	51%	7,466,266	51%	14,086,863
General & administrative expenses	57%	8,454,567	21%	5,720,996
Operating income	—	(6,900,279)	1%	325,446
Net income (loss)	—	(6,151,128)	—	(24,424)

Year ended December 31, 2008 compared with Year ended December 31, 2007.

Net sales were $14,727,054 for the year ended December 31, 2008 compared to $27,818,446 for the year ended December 31, 2007, a decrease of $13,091,392 or 47%. Shipments of moissanite jewels, excluding consigned jewels, decreased 52% to approximately 81,000 carats from 167,000 carats, while the average selling price per carat increased by 8%. U.S. sales accounted for approximately 70% and 82% of sales during the year ended December 31, 2008 and 2007, respectively.

U.S. net sales and carat shipments, excluding consigned jewels, decreased by 55% and 61%, respectively, for the year ended December 31, 2008 as compared to the year ended December 31, 2007. U.S. sales decreased primarily due to the actions by U.S. retailers to reduce their current inventory levels due to the challenging U.S. economic environment. There has been a pullback in consumer spending that has negatively affected the jewelry industry. Also negatively impacting revenue during 2008 was the termination of our manufacturing agreements with K&G Creations (“K&G”) and Reeves Park, Inc. (“Reeves Park”). We terminated our relationship with K&G Creations effective January 1, 2008 and worked during 2008 to transition several retailers to new moissanite jewelry manufacturing customers of the Company to replace the jewelry previously supplied by K&G. That transition was substantially completed in the second half of 2008 and we began to see new order flow late in 2008 from those retailers that continued in the moissanite jewelry business. During 2008, we did not have any sales to K&G and they accounted for 11% of our sales during 2007. Our manufacturing agreement with Reeves Park was terminated during the fourth quarter of 2008 due to repeated failure by Reeves Park to make timely payments on their open receivables. We are currently in the process of reviewing the retail accounts supplied by Reeves Park in an attempt to ensure these retailers can still purchase moissanite jewelry. As these former retailers of Reeves Park transition to new manufacturers, we will likely see a short term negative impact on our results of operations. Reeves Park accounted for 9% of our 2008 sales compared to 20% of our 2007 sales. Another factor impacting sales in 2008 was the lack of significant sales related to sell-in for retail stores that did not previously offer moissanite jewelry compared to approximately $1.9 million of sales for sell-in during 2007. Our four largest customers during the year ended December 31, 2008 accounted for 21%, 9%, 9% and 8%, respectively, of our sales compared to 14%, 20%, 8% and 19%, respectively, for 2007. We expect that we will remain dependent on our ability and that of our largest customers to maintain and enhance their retail programs. A change in or loss of any of these customer or retailer relationships could have a material adverse effect on our results of operations.

International net sales and carat shipments decreased by 11% and 5%, respectively, for the year ended December 31, 2008 as compared to 2007. International sales decreased primarily due to decreased sales to Thailand, the United Kingdom, and Taiwan, partially offset by higher sales to Hong Kong/China and India. A portion of our international sales is due to jewels sold internationally that will be re-imported to North American retailers. Our top three international distributors during the year ended December 31, 2008 were located in Italy, Hong Kong/China and India. In August 2008, the Company closed its Hong Kong and China operations. The Company will continue to pursue its opportunities in Asia from the Company’s United States office and all customers that had been serviced from the Hong Kong office have been transitioned to the Company’s United States office.

Our gross profit margin was 62.0% for the year ended December 31, 2008 compared to 72.6% for the year ended December 31, 2007. The decreased gross profit margin percentage was primarily caused by higher production costs in the first-in, first-out accounting period relieved from inventory, the write-off of a portion of the consigned jewels returned to us by K&G in a damaged condition and an increase in the reserve on jewelry inventory, partially offset by an 8% increase in our average selling price per carat. The K&G write-off resulted in approximately a 2% point reduction in our gross profit percentage during the year ended December 31, 2008. We increased our reserve on jewelry inventory by $220,000 during the year ended December 31, 2008. This reserve marks down our jewelry inventory to the value we believe we would obtain by melting the gold in the jewelry and putting the jewels that meet our grading criteria back into loose jewel inventory.

Marketing and sales expenses were $7,466,266 for the year ended December 31, 2008 compared to $14,086,863 for the year ended December 31, 2007, a decrease of $6,620,597, or 47%. As a percentage of sales, these expenses were 51% in both periods. The primary reasons for the decrease in expenses were a $5,416,000 decrease in advertising expenses and $571,000 of decreased travel costs, partially offset by $367,000 of severance costs. Our direct advertising costs decreased by $4,425,000 primarily as a result of decreased print advertising while our co-op advertising expense decreased by $991,000 due to lower sales. Our co-op advertising program reimburses a portion of our customers’ marketing costs based on the amount of their purchases from us, and is subject to the customer providing us documentation of all advertising that includes our products.

General and administrative expenses were $8,454,567 for the year ended December 31, 2008 compared to $5,720,996 for the year ended December 31, 2007 an increase of $2,733,571, or 48%. As a percentage of sales, these expenses increased to 57% from 21% in the same period of 2007. The increase in expenses is primarily due to a $1,492,000 increase in bad debt expense, $903,000 of increased legal fees, and $293,000 of severance costs. Bad debt expense during 2008 totaled $2,683,000 reflecting an increase in the allowance for uncollectible accounts of $2.1 million for Reeves Park and $0.5 million for K&G. The increase in the allowance for uncollectible accounts reduced the net value of receivables remaining from Reeves Park to approximately $2.3 million. This was based on the estimated net realizable value of the transactions resulting from the settlement agreement reached with Reeves Park in January 2009. The increase in the allowance attributable to K&G will fully reserve the outstanding balance due from K&G due to the uncertain nature of litigation. We filed a lawsuit against K&G in June 2008 to collect approximately $2.8 million with interest accruing at the contract rate of 12% from July 4, 2008 for jewels sold to K&G. Bad debt expense during 2007 totaled $1,191,000 primarily due to an increase in the allowance for uncollectible accounts of $0.7 million for K&G and $0.4 million for Reeves Park. Higher legal fees during 2008 compared to 2007 were the result of litigation costs for the South

Korean patent and K&G lawsuits, as well as for the significant corporate changes undertaken by the Company during 2008. Based on successful court decisions on the South Korean patent suit in 2007 and early in 2008, we had capitalized $349,000 of legal fees as an intangible asset. However, based on the negative decision received in December 2008 in this matter, we then expensed in 2008 the remaining unamortized value of $322,000.

Interest income was $116,484 for the year ended December 31, 2008 compared to $491,138 for the year ended December 31, 2007, a decrease of $374,654 or 76%. This decrease resulted from a lower interest rate earned on our cash balances and lower cash balances.

Our effective income tax rate for the year ended December 31, 2008 was 9% compared to 103% for the year ended December 31, 2007. Our statutory tax rate is 38.5% and consists of the Federal income tax rate of 34% and the North Carolina state income tax rate of 4.5%, net of the federal benefit. During 2008, we established a valuation allowance of $1.6 million against certain United States deferred tax assets due to the Company’s 2008 net loss and uncertainty over sufficient future taxable income to fully use the Company’s net operating loss carry-forward and other deferred tax assets. Without the charges associated with the establishment of this valuation allowance, our effective income tax rate for 2008 would have been 32%. In 2007, when we had taxable income, our effective income tax rate was higher than our statutory rate primarily due to our inability to recognize an income tax benefit for our operating losses in Hong Kong and China. We did not recognize the income tax benefit of our losses in Hong Kong and China due to the uncertainty of generating sufficient future taxable income in those tax jurisdictions to offset the existing losses. As a result of our loss position in the U.S. during 2008, the effect of losses at our non-U.S. operations caused our effective tax rate to be lower when compared to the effective tax rate in 2007 when we had taxable income. Another factor impacting our effective tax rate is the Company’s adoption of FIN 48 on January 1, 2007. Under the provisions of FIN 48, we recorded $107,000 of additional income tax expense during 2007, increasing our 2007 effective tax rate by 13%. During 2008, we recorded $52,000 of income tax expense under the provisions of FIN 48, excluding the FIN 48 impact of a 2008 tax deduction due to the closing of operations in Hong Kong and China. As a result of this 2008 tax deduction, we will receive an income tax benefit of $2,172,000; however this benefit is not reflected in our 2008 income tax expense as the deduction is being treated as an uncertain tax position under the provisions of FIN 48.

Liquidity and Capital Resources

At December 31, 2008, we had approximately $5.6 million of cash and equivalents and $18.8 million of working capital as compared to $7.0 million of cash and equivalents and $30.5 million of working capital at December 31, 2007. As further described below, cash and equivalents decreased during the year ended December 31, 2008 primarily as a result of $0.9 million of cash used in operations. The decrease in working capital is primarily attributable to the classification of inventory between current and long-term assets, the decreases in accounts receivable and cash, partially offset by increased income taxes receivable and decreased accounts payable. The Company increased the long-term portion of inventory due to decreasing sales and the uncertain economic environment over the next twelve months.

Our principal sources of liquidity are cash on hand and cash expected to be generated by operations in future periods. During the year ended December 31, 2008, $0.9 million of cash was used in operations primarily as a result of our operating loss and a $1.7 million decrease in accounts payable, partially offset by a $2.8 million decrease in accounts receivable (excluding the impact of the change in reserves). Our decrease in accounts payable is primarily due to the reduction in expenses and inventory purchase commitments consistent with our efforts to reduce costs and inventory while conserving cash.

We significantly reduced our raw material inventory purchase commitments in 2008 over prior years to improve cash flow from operations. Further, we were able to negotiate with our two leading raw material suppliers to defer purchases during the three months ended December 31, 2008 into 2009, while keeping in place our long term supply agreements. We expect our reduced and deferred purchase commitments to help us convert inventory into cash at a faster rate. We purchased $2.2 million of raw material during

2008 compared to $11.5 million of raw material in 2007. Our raw material inventories of SiC crystals are purchased under exclusive supply agreements with a limited number of suppliers. Because the supply agreements restrict the sale of these crystals to only us, the suppliers negotiate minimum purchase commitments with us that have resulted in levels of inventories that are higher than we might otherwise maintain. These agreements, coupled with lower than expected sales, resulted in $34.7 million of our inventories being classified as long-term assets at December 31, 2008.

On June 6, 1997, we entered into an Amended and Restated Exclusive Supply Agreement with Cree. The Exclusive Supply Agreement had an initial term of ten years that was extended in January 2005 to July 2015. In connection with the Exclusive Supply Agreement, we have committed to purchase a minimum of 50% (by dollar volume) of our requirements for SiC crystals from Cree. If our orders require Cree to expand beyond specified production levels, we must commit to purchase certain minimum quantities. We purchased $1,672,000 of SiC crystals from Cree during the year ended December 31, 2008. In September 2008, the Company amended and supplemented its letter agreement with Cree to suspend the Company’s commitment to purchase $710,000 of silicon carbide inventory from Cree during the fourth quarter of 2008. This purchase commitment will be included in the Company’s yet to be established 2009 purchase commitment with Cree.

In February 2005, we entered into an exclusive supply agreement with Norstel AB (“Norstel”) for the supply of SiC crystals for use in the manufacturing of moissanite jewels. In April 2008, we entered into an amendment to the exclusive supply agreement with Norstel due to an update of Norstel’s delivery schedule and also due to our desire to limit our purchase of raw materials. Under the amendment, the Company’s minimum purchase commitment from Norstel continues until (i) the Company has purchased an aggregate amount of approximately $7.9 million of SiC crystals, or (ii) September 26, 2011, whichever occurs first. We purchased $453,000 of SiC crystals from Norstel during the year ended December 31, 2008 and $550,000 since inception of the exclusive supply agreement. In October 2008, the Company entered into a new letter agreement with Norstel which amended and supplemented the April 2008 amendment. Pursuant to the new letter agreement, the Company’s commitment to purchase approximately $750,000 of silicon carbide inventory from Norstel during the fourth quarter of 2008 was suspended and the Company will resume purchasing from Norstel in 2009. It is not yet determined what the Company’s total commitment from Norstel will be for 2009, although we have committed to purchase a minimum of 40% of our quarterly SiC requirements from Norstel. In addition, we advanced $400,000 to Norstel in 2005 for the purchase of certain equipment. This advance, which is in the form of a note receivable, began to be repaid in January 2007 through a 20% reduction on the invoice for subsequent purchases of SiC crystals. Effective March 1, 2008, pursuant to the April 2008 amendment, we began receiving a 30% reduction on the invoice for subsequent purchases of SiC crystals from Norstel, and will continue to receive this reduction until the advance is repaid. The balance on the advance as of December 31, 2008 was $224,627. Due to the suspension of purchases with Norstel, the Company classified $82,627 of this note receivable as long-term on the Company’s condensed consolidated balance sheets as of December 31, 2008.

In December 2008, we entered into a research and development agreement that requires us to pay $50,000 per month for six months beginning in January 2009.

As of December 31, 2008, we had trade accounts receivable from Reeves Park of $4.9 million, or 62% of receivables (not considering our allowances for uncollectible accounts or returns). As of December 31, 2007, trade accounts receivable from Reeves Park was $6.0 million, or 56% of our receivables (not considering our allowances for uncollectible accounts or returns). In March 2008, we signed a manufacturing agreement with Reeves Park that allowed Reeves Park to continue receiving orders from us as long as it paid a specified amount higher than the amount of its new orders. There was also a minimum payment amount to be made quarterly and monthly interest payments that Reeves Park was required to pay. In September 2008, Reeves Park stopped making payments required under the March 2008 agreement. In October 2008, we amended the March 2008 manufacturing agreement with Reeves Park and agreed to continue shipping orders on a 100% prepaid basis if Reeves Park paid for all billings on items sold from consignment as they came due. We entered into the amendment to ensure a flow of jewelry to retailers during the holiday season while we continued to pursue collection of the outstanding balance due from Reeves Park. The amendment also provided Reeves Park with the required notice of “good cause” to terminate the manufacturing agreement due to Reeves Park’s failure to make contractual payments on their outstanding balance. In November 2008, both the manufacturing agreement and the amendment with Reeves Park were terminated due to Reeves Park’s repeated failure to make timely payments for moissanite shipped to Reeves Park. In January 2009, we entered into a settlement agreement with Reeves Park to settle the outstanding balance by accepting a return of inventory, the receipt of certain cash payments due to Reeves Park from its customers, and the payment of a settlement fee to the Company by Reeves Park. Based on the $2.3 million estimated net realizable value of the transactions under the settlement agreement, the Company increased its allowance for uncollectible accounts during 2008 for Reeves Park to $2.6 million. The majority of the jewelry received is valued at scrap value due to the lack of a plan to market this inventory. The inventory received from this transaction will be received in early 2009 and is not reflected on our balance sheet as of December 31, 2008.

On February 3, 2009, we entered into the Management Services Agreement (the “Agreement”) with Bird Capital Group, Inc. (“BCG”) under which BCG will provide management services to the Company, including the services of Richard A. Bird, a current director of the Company, as the Company’s full-time non-employee Chief Executive Officer. The services to be provided by BCG include the development of a new strategy of the Company for growth and competitive success. The initial term of the Agreement is scheduled to end on December 31, 2010. After the initial term, the Agreement would automatically renew for three successive one-year terms unless terminated by the Company within 30 days of the receipt of audited year-end financial statements if the Company has not met certain annual sales and operating income thresholds. The Agreement is terminable “for cause” (as defined in the Agreement) or upon the death or incapacitation of Mr. Bird. BCG also may terminate the Agreement if there is a Change of Control (as defined in the Agreement) of the Company at any time prior to February 1, 2014. Upon such termination, BCG would receive all money and bonuses due under the Agreement plus an early termination payment equal to $1,400,000 if the Change of Control occurs before February 1, 2011 and $900,000 if the Change of Control occurs on or after February 1, 2011, provided that the early termination payment for a Change of Control on or after February 1, 2011 would be payable only if the annual sales or operating income threshold referred to above is met for the calendar year immediately preceding the Change of Control.

The Agreement provides for monthly management fees payable to BCG. BCG will receive $75,000 per month during 2009, except the monthly fee will be $175,000 per month during the first two months of the Agreement to compensate BCG for the additional work with respect to the new strategy. Beginning on January 1, 2010 and on January 1 of each succeeding year of the Agreement, the fee will be subject to certain adjustments. The Agreement also provides for potential short and long-term bonuses payable to BCG. BCG would receive a one-time bonus equal to 10% of any realized gross profit, with certain exceptions, that is collected in cash from the reduction of finished goods inventory as of January 31, 2010 compared to January 31, 2009. In addition, BCG would receive a possible bonus based on any net amounts realized upon any settlement of certain pending litigation. Long-term bonuses potentially payable to BCG include an annual bonus equal to 20% of the Company’s operating income before or excluding (i) interest, income taxes, depreciation and amortization, (ii) charges or accruals for long-term bonuses payable to BCG and, (iii) certain extraordinary and nonrecurring items. Upon the earlier of any Sale Transaction (as defined in the Agreement) of the Company or termination of the Agreement, BCG also will receive a one-time bonus equal to 20% of the amount by which the Company’s total market valuation exceeds the Company’s market valuation on the date of the Agreement. The Company’s market valuation is determined based on the Sale Transaction or the market price of the Company’s common stock, as applicable.

We did not make any income tax payments during the year ended December 31, 2008 due to our loss position. As of December 31, 2008 we have an income tax receivable in the amount of $2,074,420 and we expect to receive these funds in the middle of 2009. Included on our 2008 tax return is a significant tax deduction related to the closing of operations at our Hong Kong subsidiary. We have treated this deduction as an uncertain tax position under the provisions of FIN 48, resulting in no income tax benefit on our 2008 statement of operations for this deduction.

Our future capital requirements and the adequacy of available funds will depend on many factors, including the risk factors described in greater detail under Item 1A “Risk Factors” of this Annual Report on Form 10-K. Based on our cash and equivalents and other working capital, management believes that our existing capital resources are adequate to satisfy our capital requirements for at least the next 12 months provided that there are no extraordinary events and that economic conditions impacting consumer spending do not further deteriorate and adversely affect the demand for moissanite.

As discussed above, during 2008 we have taken certain actions to reduce costs and to increase our cash flow from operations. Specifically, these actions include: 1) the closing of our operations in Hong Kong and China 2) negotiating lower purchase commitments for raw materials inventory and 3) reducing staffing levels. The Company also entered into the Management Services Agreement (the “Agreement”) with Bird Capital Group, Inc. (“BCG”) under which BCG will provide management services to the Company, including the services of Richard A. Bird as the Company’s full-time non-employee Chief Executive Officer. The services to be provided by BCG include the development of a new strategy of the Company for growth and competitive success. One of the primary objectives of this plan will be to establish methods to allow the Company to reduce inventory levels through increased sales. Management believes that the Company will be able to satisfy its 2009 sales requirements without any additional purchases of raw material inventory. We will continue our efforts to increase financial flexibility during this difficult economic environment. There can be no assurance that the efforts taken to date and future actions will be able to withstand the impact of any economic downturn that extends deeper or longer than we currently anticipate. Under these conditions, our operations and other sources of funds may not be sufficient to fund our operations, and we may be required to seek alternative sources of funding. There is no assurance, however, that we will be able to obtain financing on acceptable terms, or at all, especially in light of the ongoing turmoil in the financial markets described in greater detail under Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

Net Operating Loss Carryforward

Due to the carry back of our 2008 taxable loss against taxes paid in prior years, we have $1.0 million of remaining federal income tax credits that can be carried forward to offset future income. These credits begin expiring in 2012.

At December 31, 2008, the Company has a North Carolina tax NOL carryforward of approximately $7.8 million that begins to expire in 2013. This NOL can be used to offset future state taxable income.

During 2008, we established a valuation allowance of $1.6 million against certain United States deferred tax assets due to the Company’s 2008 net loss and uncertainty over sufficient future taxable income to fully use the Company’s net operating loss carry-forward and other deferred tax assets.

As of December 31, 2008, there was approximately $6.0 million in NOL carryforwards in Hong Kong. In accordance with the Hong Kong tax code these amounts can be carried forward indefinitely to offset future taxable income in Hong Kong. Due to the closing of operations at our Hong Kong office, we do not expect to utilize any of the Hong Kong NOL carryforward available to us.

As of December 31, 2008, there was approximately $701,000 in NOL carryforwards in China. In accordance with the China tax code these amounts can be carried forward five years to offset future taxable income in China. The NOL carryforwards began expiring in 2008. We will not utilize this carry forward due to the closing of operations in China during 2008.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates impacting our consolidated financial statements relate to valuation and classification of inventories, accounts receivable reserves, deferred tax assets, uncertain tax positions and co-op advertising. We also have other policies that we consider key accounting policies, the most significant of which is our policy for revenue recognition; however, this policy typically does not require us to make estimates or judgments that are difficult or subjective.

Inventories are stated at the lower of cost or market determined on a first in, first out basis. Our finished goods inventory consists primarily of near-colorless moissanite jewels that meet rigorous grading criteria and are of cuts and sizes most commonly used in the jewelry industry. Any inventory in excess of the Company’s current requirements based on anticipated levels of sales is classified as long-term on the Company’s consolidated balance sheets. Our classification of long-term inventory requires us to estimate the portion of inventory that can be realized over the next 12 months. As of December 31, 2008, we carry only a limited amount of moissanite jewels in finished jewelry settings. Our inventories do not degrade in quality over time and are not subject to fashion trends. Moissanite jewel properties do not change over time. We have very small market penetration in the worldwide jewelry market and the Company has the exclusive right through 2015 to produce and sell lab-created silicon carbide (“SiC”) for use in jewelry applications. In view of the foregoing factors, we have concluded that no excess or obsolete inventory reserve requirements exist as of December 31, 2008. During 2002, we established a lower of cost or market reserve of $400,000 to allow for a portion of the finished goods inventory to be re-cut. There are certain jewels in inventory that can be re-cut to achieve higher quality standards. To determine this reserve, we estimated the amount of inventory that is anticipated to be re-cut and the amount of weight loss that will occur during the process. Since the establishment of this reserve, we have not yet re-cut any jewels. At December 31, 2008, the reserve remained at $400,000.

Estimates are used to determine the amount of two reserves against accounts receivable. The first reserve is an “Allowance for Returns”. At the time revenue is recognized, we estimate future returns and reduce sales and accounts receivable by this estimated amount. This amount is estimated using the historical return rate for our Company and considers any contractual return privileges granted to customers. The allowance for returns was $295,000 and $165,000 at December 31, 2008 and 2007, respectively. Second, an “Allowance for Doubtful Accounts” is established to reduce accounts receivable to an amount expected to be collected. Based on our collection history, we determine a percentage based on the age of the receivable that we deem uncollectible. The allowance is then calculated by applying the appropriate percentage to each of our receivables. Any increases or decreases to this allowance are charged or credited to general and administrative expenses. Any accounts with significant balances are reviewed separately to determine an appropriate allowance based on the facts and circumstances of the specific account. During our review for 2008, we specifically reviewed and recorded an allowance for the balances owed to us by Reeves Park and K&G Creations. The total allowance for doubtful accounts was $3,915,000 and $1,240,000 at December 31, 2008 and 2007, respectively. The portion of the allowance for doubtful accounts at December 31, 2008 attributable to Reeves Park was $2,615,000 and the portion attributable to K&G Creations was $1,175,000. We had to make significant estimates on the net realizable value of the transactions resulting from our January 2009 settlement agreement with Reeves Park to determine the appropriate allowance, including the portion of the jewelry inventory that is saleable and the scrap value for the remaining portion of the inventory received. The reserve for K&G reduced the value of the receivable on the books to zero due to the uncertainty of litigation.

Accounting rules require that all deferred tax assets of the company be assessed to determine if a valuation allowance is required. A valuation allowance is required if it is determined that it is more likely than not (50%) that some portion or all of the deferred tax assets will not be realized. The accounting rules state further that “forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years.” Based on our large losses during 2008 and the lack of verifiable positive evidence of sufficient future taxable income to fully use the Company’s net operating loss carry-forward and other deferred tax assets, we established a valuation allowance during 2008 of $1.6 million against certain United States deferred tax assets. This assessment will continue to be addressed in all future periods. All of our deferred tax assets in Hong Kong and China are fully reserved with a valuation allowance and have been fully reserved in all prior periods due to uncertainty of future taxable income in these jurisdictions to utilize the deferred tax assets.

Effective January 1, 2007, we adopted the provisions of FIN 48. FIN 48 provides guidance on the de-recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. During 2008, the Company closed the operations of its Hong Kong subsidiary. As a result, we will have a significant tax deduction on our 2008 tax return resulting from unpaid obligations of the subsidiary to the Company. We have determined that this deduction qualifies as an uncertain tax position under the provisions of FIN 48. While we did take this deduction on our 2008 tax return and reflect the effect of this deduction in our income tax receivable and deferred tax assets, we also recorded a long term accrued income tax liability of $2.2 million due to the transaction. This liability will be resolved when we get an official ruling from the IRS on the deduction or when the statute of limitations expires. If the deduction is resolved in a favorable manner, we will reverse all or some of this liability and credit income tax expense for the same amount.

We offer a co-op advertising program to many of our customers that reimburses a portion of their marketing costs based on their net purchases from us. At the end of any given period, we estimate the amount of co-op advertising expense that has not yet been submitted for credit by our customers. These amounts were $401,849 and $452,792 at December 31, 2008 and 2007, respectively. We estimate this amount based on our historical experience with each customer, and the related contractual arrangements to provide certain levels of co-op advertising for our customers.

Revenue is recognized when products are shipped, excluding “memo” or consignment shipments as discussed below. Our standard payment terms are generally between 30 and 60 days for jewel distributors and generally between 60 to 120 days for jewelry manufacturers. Some customers are required to prepay prior to shipment. For all jewels shipped, title passes upon shipment of the jewels from our facility (i.e., FOB-shipping point). Periodically, the Company sells jewels to customers on “memo” terms. For shipments on memo terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. Our customers are generally required to make payments on memo shipments within 60 days upon the customer informing the Company that they will keep the jewels. Accordingly, the Company does not recognize revenue on these memo transactions until the earlier of (1) the customer informing the Company that they will keep the jewels or (2) the expiration of the right of return period. All “memo” shipments are shown on our balance sheets as inventory on consignment.

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

The information required by this Item 7A is not required to be provided by issuers that satisfy the definition of “smaller reporting company” under SEC rules.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted due to the absence of the conditions under which they are required or because the required information is included within the consolidated financial statements or the notes thereto included in Item 8.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Charles & Colvard, Ltd.

Morrisville, North Carolina

We have audited the accompanying consolidated balance sheets of Charles & Colvard, Ltd. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Charles & Colvard, Ltd. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 11 to the consolidated financial statements, in 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.

/s/DELOITTE & TOUCHE LLP

Raleigh, North Carolina

March 31, 2009

CHARLES & COLVARD, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, and 2006

	Year Ended December 31,
	2008	2007	2006
Net sales	$14,727,054	$27,818,446	$40,712,085
Cost of goods sold	5,592,879	7,608,495	10,795,224

Gross profit	9,134,175	20,209,951	29,916,861
Operating expenses:
Marketing and sales	7,466,266	14,086,863	16,106,506
General and administrative	8,454,567	5,720,996	4,307,749
Research and development	113,621	76,646	73,226

Total operating expenses	16,034,454	19,884,505	20,487,481

Operating income (loss)	(6,900,279)	325,446	9,429,380
Interest income	116,484	491,138	741,161

Income (loss) before income taxes	(6,783,795)	816,584	10,170,541
Income tax expense (benefit) (Note 11)	(632,667)	841,008	4,065,206

Net income (loss)	$(6,151,128)	$(24,424)	$6,105,335

Net income (loss) per share (Note 2)
Basic	$(0.34)	$(0.00)	$0.34

Diluted	$(0.34)	$(0.00)	$0.33

Weighted-average common shares (Note 2)
Basic	18,240,853	18,065,739	18,160,218

Diluted	18,240,853	18,065,739	18,662,770

Share and per share data for all periods presented reflect the effect of the one share for every four shares owned stock split, effected in the form of a 25% stock dividend, distributed on January 30, 2006.

See notes to consolidated financial statements.

CHARLES & COLVARD, LTD. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2008 and 2007

	December 31,
	2008	2007
Assets
Current Assets:
Cash and equivalents	$5,587,144	$7,048,409
Accounts receivable, net of allowance for doubtful accounts of $3,915,000 and $1,240,000, respectively	3,754,657	9,381,719
Interest receivable	2,747	7,457
Income tax receivable	2,074,420	82,191
Note receivable	142,000	365,390
Inventory, net (Note 3)	6,849,239	14,426,000
Inventory on consignment, net (Note 4)	1,442,608	1,763,243
Prepaid expenses and other assets	500,643	759,627
Deferred income taxes (Note 11)	1,231,071	980,674

Total current assets	21,584,529	34,814,710
Long Term Assets:
Note receivable	82,627	—
Inventory, net (Note 3)	34,727,841	26,851,837
Furniture and equipment, net (Note 5)	412,234	597,349
Patent and license rights, net (Note 5)	279,315	358,330
Deferred income taxes (Note 11)	940,903	528,525

Total long term assets	36,442,920	28,336,041

Total assets	$58,027,449	$63,150,751

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable:
Cree, Inc. (Note 12)	$—	$469,899
Other	1,631,074	2,880,137
Deferred revenue	171,181	—
Accrued payroll	144,189	256,344
Accrued co-op advertising	401,849	452,792
Accrued expenses and other liabilities (Note 6)	479,395	268,973

Total current liabilities	2,827,688	4,328,145
Long Term Liabilities
Accrued income taxes (Note 11)	3,154,110	911,606

Total liabilities	5,981,798	5,239,751
Commitments and contingencies (Note 12)
Shareholders’ Equity (Notes 7 and 8)
Common stock, no par value; 50,000,000 shares authorized; 18,334,136 and 18,106,526 shares issued and outstanding at December 31, 2008 and 2007, respectively	52,910,075	52,910,075
Additional paid-in capital – Share based compensation	6,177,246	5,892,730
Accumulated other comprehensive gain - Foreign currency translation	—	881
Accumulated deficit	(7,041,670)	(892,686)

Total shareholders’ equity	52,045,651	57,911,000

Total liabilities and shareholders’ equity	$58,027,449	$63,150,751

See notes to consolidated financial statements.

CHARLES & COLVARD, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007, and 2008

	Common Stock		Additional Paid-in Capital -Share Based Compensation	Accumulated other Comprehensive Gain (Loss)	Retained Earnings (Deficit)	Total Shareholders’ Equity	Total Comprehensive Income (Loss)
	Number Of Shares	Amount
Balance at January 1, 2006	18,299,354	$57,785,576	$5,313,044	$(2,851)	$(5,130,151)	$57,965,618
Share-based compensation	—	—	324,477	—	—	324,477
Stock options exercised	66,192	248,812	(3,425)	—	—	245,387
Issuance of restricted stock	27,377	—	—	—	—	—
Shares repurchased	(415,000)	(4,059,719)	—	—	—	(4,059,719)
Cash dividend - $.08 per share	—	(1,456,080)	—	—	—	(1,456,080)
Stock dividend – cash in lieu of fractional shares	—	(24,280)	—	—	—	(24,280)
Tax effect of share-based compensation	—	—	173,783	—	—	173,783
Foreign currency translation	—	—	—	2,394	—	2,394	$2,394
Net income	—	—	—	—	6,105,335	6,105,335	6,105,335

Total comprehensive income							6,107,729

Balance at December 31, 2006	17,977,923	52,494,309	5,807,879	(457)	975,184	59,276,915
Share-based compensation	—	—	573,454	—	—	573,454
Stock options exercised	64,797	422,347	(191,383)	—	—	230,964
Issuance of restricted stock	63,806	—	—	—	—	—
Cash dividend - $.08 per share	—	(6,581)	—	—	(1,441,843)	(1,448,424)
Tax effect of share-based compensation	—	—	(297,220)	—	—	(297,220)
Foreign currency translation	—	—	—	1,338	—	1,338	1,338
Cumulative effect of adoption of FIN 48	—	—	—	—	(401,603)	(401,603)
Net loss	—	—	—	—	(24,424)	(24,424)	(24,424)

Total comprehensive loss							(23,086)

Balance at December 31, 2007	18,106,526	52,910,075	5,892,730	881	(892,686)	57,911,000
Share-based compensation	—	—	471,098	—	—	471,098
Tax effect of share-based compensation	—	—	(186,582)	—	—	(186,582)
Issuance of restricted stock	227,610	—	—	—	—	—
Foreign currency translation	—	—	—	(881)	2,144	1,263	1,263
Net loss	—	—	—	—	(6,151,128)	(6,151,128)	(6,151,128)

Total comprehensive loss							$(6,149,865)

Balance at December 31, 2008	18,334,136	$52,910,075	$6,177,246	$—	$(7,041,670)	$52,045,651

Share and per share data for all periods presented reflect the effect of the one share for every four shares owned stock split, effected in the form of a 25% stock dividend, distributed on January 30, 2006.

See notes to consolidated financial statements.

CHARLES & COLVARD, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, and 2006

	Year Ended December 31,
	2008	2007	2006
Operating Activities
Net income (loss)	$(6,151,128)	$(24,424)	$6,105,335
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	216,028	200,626	188,757
Share-based compensation	467,104	568,238	316,892
Loss on disposal of long term assets	385,082	44,468	—
Provision for uncollectible accounts	2,675,000	1,045,000	78,990
Provision for returns	130,000	(100,000)	160,000
Consignment inventory reserve	185,000	100,000	—
Jewelry reserve	220,000	(15,000)	(55,000)
Provision for deferred income taxes	(662,775)	108,584	2,486,960
Changes in operating assets and liabilities:
Accounts receivable	2,822,062	3,993,953	(3,323,176)
Interest receivable	4,710	8,924	30,036
Income tax receivable	(1,992,229)	(82,191)	—
Inventory	(238,851)	(8,577,357)	(8,717,580)
Prepaid expenses and other assets	258,984	24,362	(212,712)
Accounts payable	(1,717,699)	(950,153)	1,539,315
Income taxes payable	—	(413,387)	404,630
Deferred revenue	171,181	—	—
Accrued payroll	(112,155)	(66,039)	(727,630)
Accrued co-op advertising	(50,943)	(822,249)	(88,966)
Accrued income taxes	2,242,504	(6,018)	—
Accrued expenses and other liabilities	210,422	24,434	27,495

Net cash used in operating activities	(937,703)	(4,938,229)	(1,786,654)
Investing Activities
Purchases of furniture and equipment	(28,910)	(155,864)	(309,139)
Patent and license rights costs	(308,968)	(107,367)	(24,063)
Other	898	1,763	—

Net cash used in investing activities	(336,980)	(261,468)	(333,202)
Financing Activities
Proceeds from exercise of stock options	—	230,964	245,387
Payment of cash dividends	—	(1,448,424)	(1,480,360)
Excess tax benefits (cost) from share-based payment arrangements	(186,582)	(297,220)	173,783
Purchase of common stock	—	—	(4,059,719)

Net cash used in financing activities	(186,582)	(1,514,680)	(5,120,909)

Net change in cash and equivalents	(1,461,265)	(6,714,377)	(7,240,765)
Cash and equivalents at beginning of year	7,048,409	13,762,786	21,003,551

Cash and equivalents at end of year	$5,587,144	$7,048,409	$13,762,786

Supplemental Schedule of Cash Flow Data
Cash paid for income taxes	$—	$1,524,281	$876,652
Supplemental Non-Cash Investing Activity:
Reduction of notes receivable	$140,763	$34,610	$113,982

See notes to consolidated financial statements.

CHARLES & COLVARD, LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

1. Organization and Basis of Presentation

Charles & Colvard, Ltd. (“the Company”), was incorporated in North Carolina on June 28, 1995 and manufactures, markets and distributes Charles & Colvard created Moissanite jewels (hereinafter referred to as moissanite or moissanite jewels) for sale in the worldwide jewelry market. Moissanite, also known by its chemical name, silicon carbide (SiC), is a rare, naturally occurring mineral primarily found in meteors. The Company is positioning Moissanite as a unique jewel, distinct from all other jewels based on its fire, brilliance, luster, durability and rarity. The Company began shipping moissanite during 1998 and sells worldwide primarily to jewel distributors and jewelry manufacturers.

All of the Company’s activities are within a single reportable segment. The following tables present certain data by geographic area:

	Year Ended December 31,
Net Sales	2008	2007	2006
United States	$10,286,568	$22,814,219	$36,021,806
International	4,440,486	5,004,227	4,690,279

Total	$14,727,054	$27,818,446	$40,712,085

	December 31,
Furniture and equipment, net	2008	2007
United States	$412,234	$558,659
International	—	38,690

Total	$412,234	$597,349

	December 31,
Patent and license rights, net	2008	2007
United States	$100,397	$117,809
International	178,918	240,521

Total	$279,315	$358,330

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary in Hong Kong, Charles & Colvard (HK), Ltd. These consolidated financial statements also include the accounts of a Charles & Colvard controlled company in China, Guangzhou Charles & Colvard Trading Limited, a Chinese Corporation. The Company is the beneficial owner of the entire interest in the controlled company, and has consolidated the accounts of the controlled company in its consolidated financial statements. All inter-company accounts have been eliminated. During the year ended December 31, 2008, the Company closed the operations of both its Hong Kong subsidiary and the controlled company in China.

Cash and Equivalents

The Company considers all money market accounts and investments purchased with an original maturity of three months or less to be cash equivalents.

Inventory

Inventories are stated at the lower of cost or market determined on a first in, first out basis. Inventory costs include direct material and labor, inbound freight, purchasing and receiving costs, inspection costs and warehousing costs. Any inventory in excess of the Company’s current requirements based on anticipated levels of sales is classified as long-term on the Company’s consolidated balance sheets.

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

Obsolescence is not a factor in the Company’s inventory valuation. The Company’s jewels do not degrade over time and inventory generally consists of the cuts and sizes most commonly used in the jewelry industry. In addition, the Company carries only a limited amount of moissanite jewels in finished jewelry settings as of December 31, 2008. As a result, our inventories are not subject to fashion trends. We have very small market penetration in the worldwide jewelry market and the Company has the exclusive right through 2015 to produce and sell lab-created silicon carbide (“SiC”) for use in jewelry applications. In view of the foregoing factors, management has concluded that no excess or obsolete inventory reserve requirements exist as of December 31, 2008.

All inventories are carefully reviewed for quality standards before they are entered into finished goods. As the quality of the Company’s raw material has improved, so have the standards used to evaluate finished goods. To ensure the Company’s inventory meets our current standards, the Company reviews the inventory on an ongoing basis. The Company has provided a reserve to allow for certain jewels of a slightly lesser quality in its finished goods inventory to be possibly re-cut to increase their quality. The need for adjustments to this reserve is evaluated on a period-by-period basis. More details on this reserve are included in Footnote 3.

As of December 31, 2008 and excluding $840,000 of jewelry on consignment at certain retailers, the Company has a limited amount of jewelry in inventory and does not currently actively market this jewelry inventory. Jewelry inventory value, excluding the items on consignment, is calculated as the amount the Company would obtain by melting the gold in the jewelry and putting the jewels that meet our grading standard back into loose jewel inventory. More details on this reserve are included in Footnote 3.

Furniture and Equipment

Furniture and equipment is recorded at cost and depreciated on the straight-line method based on estimated useful lives of two to 12 years. Leasehold improvements are amortized on the straight-line method over the life of the related lease. The range of useful lives for each category of furniture and equipment is as follows:

• Machinery and equipment	5-12 years

• Computer equipment	3-5 years

• Furniture and fixtures	2-10 years

• Leasehold improvements	over the life of our existing operating leases

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

Accounting for Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets for financial impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be fully recoverable. Based on these evaluations, there were no significant adjustments to the carrying value of long-lived assets in 2008, 2007 or 2006.

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

As of December 31, 2008, the Company had trade accounts receivable from Reeves Park of $4.9 million, or 62% of receivables (not considering the allowances for uncollectible accounts or returns). As of December 31, 2007, trade accounts receivable from Reeves Park was $6.0 million, or 56% of receivables (not considering the allowances for uncollectible accounts or returns). In March 2008, the Company signed a manufacturing agreement with Reeves Park that allowed Reeves Park to continue receiving orders as long as it paid a specified amount higher than the amount of its new orders. There was also a minimum payment amount to be made quarterly and monthly interest payments that Reeves Park was required to pay. In September 2008, Reeves Park stopped making payments required under the March 2008 agreement. In October 2008, the Company amended the March 2008 manufacturing agreement with Reeves Park and agreed to continue to shipping orders on a 100% prepaid basis if Reeves Park paid for all billings on items sold from consignment as they came due. The Company entered into the amendment to ensure a flow of jewelry to retailers during the holiday season while it continued to pursue collection of the outstanding balance due from Reeves Park. The amendment also provided Reeves Park with the required notice of “good cause” to terminate the manufacturing agreement due to Reeves Park’s failure to make contractual payments on their outstanding balance. In November 2008, both the manufacturing agreement and the amendment with Reeves Park were terminated due to Reeves Park’s repeated failure to make timely payments for moissanite shipped to Reeves Park. In January 2009, the Company entered into a settlement agreement with Reeves Park to settle the outstanding balance by accepting a return of inventory, the receipt of certain cash payments due to Reeves Park from its customers, and the payment of a settlement fee to the Company by Reeves Park. Based on the $2.3 million estimated net realizable value of the transactions under the settlement agreement, the Company increased its allowance for uncollectible accounts during 2008 for Reeves Park to $2.6 million. The majority of jewelry inventory received is valued at scrap value due to the lack of a plan to market this inventory. The majority of the inventory received from this transaction was received in January and February 2009 and is not reflected on the consolidated balance sheets as of December 31, 2008.

The only other customer who accounted for more than 10% of receivables at December 31, 2008 and 2007 was K&G Creations (“K&G”). K&G represents 15% of receivables (not considering our allowances for uncollectible accounts or returns) at December 31, 2008 and 13% of receivables (not considering our allowances for uncollectible accounts or returns) at December 31, 2007. In June 2008, the Company filed a collection action in the United States District Court, Eastern District of North Carolina, Western Division, against K&G for collection of in excess of $2.8 million owed the Company under an agreement between the Company and K&G that was terminated as of December 31, 2007. The Company seeks to recover approximately $2.8 million, with interest accruing at the contract rate of 12% from July 4, 2008, for moissanite jewels delivered and sold to the defendant. As of December 31, 2008, the Company has fully reserved the receivable from K&G. No sales have been recorded to K&G during 2008 and K&G represented 11% and 21% of sales during years ended December 31, 2007 and 2006, respectively.

Sales are also concentrated amongst a few larger customers. See table below showing the percentage of sales for each of our major customers for the years ended December 31, 2008, 2007 and 2006. Any amounts less than 10% are indicated by “—” in the table below.

	Year Ended December 31,
	2008	2007	2006
Reeves Park	—	20%	37%
K&G Creations	—	11%	21%
Stuller Settings	21%	14%	—
SAI	—	19%	13%

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

Revenue Recognition

Revenue is recognized when products are shipped, excluding “memo” or consignment shipments as discussed below. At the time revenue is recognized an allowance for estimated returns is established. Any increase or decrease in the allowance for returns is charged against net sales. For all jewels shipped (excluding “memo” or consignment shipments discussed below) title passes upon shipment of the jewels from the Company’s facility (i.e., FOB-shipping point). The Company’s return policy is that jewels can only be returned for credit within 30 days of shipment and must be returned for a valid reason (quality problems or a shipment of the wrong jewels). Some customers have a contractual right to return a certain percentage of sales for any reason. In these instances, we only recognize revenue when the contractual right to return is exhausted. Periodically, the Company sells jewels to customers on “memo” terms. For shipments on memo terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. The Company’s customers are generally required to make payments on memo shipments within 60 days upon the customer informing the Company that they will keep the jewels. Accordingly, the Company does not recognize revenue on these memo transactions until the earlier of (1) the customer informing the Company that they will keep the jewels or (2) the expiration of the right of return period.

Advertising Costs

Advertising production costs are expensed as incurred. Media placement costs are expensed the first time the advertising appears. Advertising expenses for the years ended December 31, 2008, 2007, and 2006 amounted to approximately $3,300,000, $8,700,000, and $11,000,000, respectively.

The Company also offers a co-op advertising program to its customers that reimburses a portion of their marketing costs based on the customers’ net purchases from the Company and is subject to the customer providing documentation of all advertising performed that includes the Company’s product. For the years ended December 31, 2008, 2007 and 2006, these amounts were $1,300,000, $2,300,000, and $3,700,000, respectively, and are included as a component of marketing and sales expenses. These co-op advertising expenses are included in the advertising expense amounts disclosed in the paragraph above.

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

The following table summarizes the components of the Company’s share-based compensation included in reported net income for the three years ended December 31, 2008 as follows:

	Year Ended December 31,
	2008	2007	2006
Employee Stock Options	$169,252	$255,462	$200,059
Consultant Stock Options	(154)	(1,304)	(61,072)
Restricted Stock Awards	298,006	314,080	177,905
Income Tax Benefit	(141,213)	(163,707)	(84,683)

Total	$325,891	$404,531	$232,209

In addition, $3,993, $5,216 and $7,585 of share-based compensation were capitalized as a cost of inventory during the years ended December 31, 2008, 2007 and 2006, respectively. Compensation cost on consultant stock options was negative during the periods displayed above due to a reduction in the fair value of stock awards issued to consultants.

As of December 31, 2008, the unrecognized share-based compensation expense related to non-vested stock options is approximately $63,000, which is expected to be recognized over a weighted average period of approximately 9.5 months.

In May 2006, the Company granted its non-employee board members an aggregate of 27,377 shares of restricted stock. The fair value of the restricted stock granted was $305,000 based on the closing market price of the Company’s common stock on May 19, 2006. These shares vested in May 2007 after the one-year term on the board expired.

In May 2007, the Company granted its non-employee board members an aggregate of 63,806 shares of restricted stock. The fair value of the restricted stock granted was $305,000 based on the closing market price of the Company’s common stock on May 21, 2007. These shares vested in May 2008 after the one-year term on the board expired.

In May 2008, the Company granted its non-employee board members an aggregate of 227,610 shares of restricted stock. The board members cannot sell these shares until their one-year term on the board expires in May 2009. The fair value of the restricted stock granted was $305,000 based on the closing market price of the Company’s common stock on May 30, 2008. These are the only unvested restricted stock awards outstanding as of December 31, 2008 for the Company. As of December 31, 2008 unrecognized compensation expense related to non-vested restricted stock was $124,999 which will be amortized on a straight line basis through May 2009.

The fair value of each option grant is estimated on the grant date using a Black-Scholes-Merton option pricing model. There were no stock options granted during the year ended December, 31, 2008. The valuations of options granted during the two years ended December 31, 2007 were based on the following assumptions:

	Year Ended December 31,
	2007	2006
Weighted-average grant date fair value	$3.72	$6.39
Weighted-average expected lives (in years)	5.50	4.00
Weighted-average risk-free interest rate	4.36%	4.60%
Dividend yield	0%	0%
Volatility factor	.688	.646

The expected life of an option represents the estimated period of time until exercise occurs and the Company generally uses the midpoint of the vesting period and the life of the grant to estimate the expected life of an option. This methodology is not materially different from the Company’s historical data on exercise timing. The risk-free interest rate is based on the implied yields on U.S. Treasury zero-coupon issues over the expected life of the option. Although the Company issued dividends in prior years, a dividend yield was not used due to the uncertainty of future dividend payments. Expected volatility is based on the historical volatility of the Company’s stock.

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

Income Taxes

Deferred income taxes are recognized for the income tax consequences of “temporary” differences by applying enacted statutory income tax rates applicable to future years to differences between the financial statement carrying amounts and the income tax bases of existing assets and liabilities. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount that is more likely than not to be realized.

Stock Dividends and Stock Splits

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

Net Income per Share

Basic net income per share computations are based on the weighted-average common shares outstanding. Diluted net income per share computations include the dilutive effect, if any, of stock options using the treasury stock method. The following table reconciles the differences between the basic and diluted earnings per share presentations:

	Years Ended December 31,
	2008	2007	2006
Numerator:
Net Income (Loss)	$(6,151,128)	$(24,424)	$6,105,335

Denominator:
Weighted Average Shares Outstanding
Basic	18,240,853	18,065,739	18,160,218
Stock Options	—	—	502,552

Diluted	18,240,853	18,065,739	18,662,770

Net Income (Loss) Per Share:
Basic	$(0.34)	$(0.00)	$0.34

Diluted	$(0.34)	$(0.00)	$0.33

For the years ended December 31, 2008, 2007, and 2006, stock options to purchase approximately 739,000, 964,000, and 310,000 shares, respectively, were excluded from the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to net income (loss) per share. During 2008 and 2007, no common stock options were included in the computation of diluted earnings per share as the effect would be anti-dilutive due to the net loss. During 2006, approximately 957,000 common stock options with an exercise price less than the average market price were included in the computation of diluted earnings per share. The weighted-average dilutive impact of these options, net of 455,000 treasury shares assumed to be repurchased, was 502,552 shares.

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

3. Inventories

Inventories consisted of the following:

	December 31,
	2008	2007
Raw materials	$6,755,863	$6,705,805
Work-in-process	1,969,806	6,245,889
Finished goods	32,851,411	28,326,143

Total Inventory	$41,577,080	$41,277,837

There is $34,727,841 and $26,851,837 of the inventory in the table above classified as long-term on the Company’s consolidated financial statements as of December 31, 2008 and December 31, 2007, respectively.

Finished goods are shown net of a reserve for jewelry inventory of $245,000 and $25,000 at December 31, 2008 and 2007, respectively. A jewelry inventory reserve was established to reduce the jewelry inventory value to the amount the Company would expect to obtain by melting the gold in the jewelry and putting the jewels that meet our grading standards back into loose jewel inventory. Jewelry inventory, net of the $245,000 and $25,000 reserve at December 31, 2008 and 2007, was $208,807 and $243,110, respectively.

In addition, finished goods are shown net of reserve of $400,000 at December 31, 2008 and 2007. This reserve was established to allow for the carat weight loss associated with the possible re-cutting of a portion of the finished goods inventory. There are certain jewels in inventory that may be re-cut to achieve higher quality standards. The need for adjustments to these reserves is evaluated on a period by period basis.

4. Inventory on Consignment

Periodically, the Company ships jewels to customers on “memo” terms. For shipments on “memo” terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. The Company does not recognize revenue on these transactions until the earlier of (1) the customer informing the Company that it will keep or has sold the jewels or (2) the expiration of the memo period if the jewels are not returned. Jewels shipped to customers on “memo” are classified as inventory on consignment on the Company’s consolidated balance sheets. Inventory on consignment is shown net of a reserve of $285,000 and $100,000 at December 31, 2008 and 2007, respectively. This reserve was established to allow for certain jewels on consignment with customers that are not expected to be returned or may be returned to the Company damaged.

5. Furniture and Equipment/Patent and License Rights

Furniture and equipment, net of accumulated depreciation, is summarized as follows:

	December 31,
	2008	2007
Machinery and equipment	$532,188	$533,720
Computer equipment/software	708,792	743,834
Furniture and fixtures	209,366	255,866
Leasehold improvements	126,030	126,030
Construction in progress	40,622	40,622

Total	1,616,998	1,700,072
Accumulated depreciation	(1,204,764)	(1,102,723)

Total furniture and equipment, net	$412,234	$597,349

Depreciation expense for 2008, 2007, and 2006 was $150,994, $163,416 and, $154,341, respectively.

Patent and license rights, net of accumulated amortization, are summarized as follows:

	December 31,
	2008	2007
Patent and license rights	$545,434	$585,410
Accumulated amortization	(266,119)	(227,080)

Patent and license rights, net	$279,315	$358,330

Amortization expense for 2008, 2007, and 2006 was $65,034, $37,210, and $34,416, respectively. Amortization expense on existing patent and license rights is estimated to be $45,000 for 2009 and $39,000 per year for 2010 through 2013.

Since 2006, the Company has been party to a lawsuit in South Korea defending its gemstone patent in that jurisdiction. Based on successful court decisions in 2007 and early in 2008, the Company capitalized $349,000 of legal fees (most of the fees were incurred during 2008) as patent and license rights. However, based on a negative decision received in December 2008 in this matter, the Company recorded a loss on disposal of $322,000 in 2008.

6. Accrued Expenses

During the year ended December 31, 2008, the Company reduced staffing levels resulting in severance expense of approximately $659,000. This expense is included in operating expenses on our Statement of Operations. As of December 31, 2008, there was $227,000 of this severance pay included in accrued expenses and other liabilities on the Company’s consolidated balance sheets.

7. Common Stock

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

In April 2007, the Board of Directors authorized another repurchase program for up to 1,000,000 shares of the Company’s common stock. Repurchases could have been made in the open market at prevailing prices or in privately negotiated transactions at prices at or below prevailing open market prices. This program expired in April 2008. There were no shares repurchased under this program.

8. Preferred Stock

The Company has authorized 10 million shares of preferred stock, no par value. The preferred stock may be issued from time to time in one or more series. No shares of preferred stock have been issued as of December 31, 2008.

On February 21, 1999, the Company adopted a Shareholder Rights Plan under which all shareholders of record as of March 8, 1999 received rights to purchase shares of a new series of Preferred Stock (the “Rights Plan”). The Rights Plan, as modified by an amendment dated February 18, 2009, remains in full force and effect. The adoption of the Rights Plan is intended as a means to guard against abusive takeover tactics. The rights will be exercisable only if a person or group acquires or announces a tender offer to acquire 20% or more of the Company’s common stock. Under the Rights Plan all shareholders except the purchaser will be entitled to acquire the Company’s common stock at a 50% discount. The rights will trade with the Company’s common stock, unless and until they are separated upon the occurrence of certain future events.

9. Dividends

On December 21, 2005, the Company declared a one share for every four shares owned stock split, effected in the form of a 25% stock dividend, distributed on January 30, 2006. Pursuant to this dividend, total cash of $24,280 and 3,658,999 shares of our common stock were distributed to shareholders. The stock dividend provided shareholders one share for every four shares owned and cash in lieu of fractional shares. All share and per share amounts for all periods presented in these financial statements and footnotes reflect the effect of this stock split transaction.

On April 18, 2006, the Company declared an $0.08 per share cash dividend distributed on June 15, 2006. Pursuant to this dividend, total cash of $1,456,080 was distributed to shareholders. Due to the Company’s accumulated deficit, the dividend was charged against common stock.

On April 24, 2007, the Company declared an $0.08 per share cash dividend distributed on June 15, 2007. Pursuant to this dividend, total cash of $1,448,424 was distributed to shareholders, resulting in a decrease of $1,441,843 in retained earnings and a $6,581 decrease in common stock.

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

In 1997, the Company adopted the 1997 Omnibus Stock Plan of Charles & Colvard, Ltd., (the “1997 Omnibus Plan”). The 1997 Omnibus Plan authorizes the Company to grant stock options, stock appreciation rights and restricted awards (collectively, “awards”) to selected employees, independent contractors and directors of the Company and related corporations in order to promote a closer identification of their interests with those of the Company and its shareholders. The maximum number of shares of common stock for which awards may be granted under the 1997 Omnibus Plan may be increased from time to time to a number of shares equal to (i) 20% of the shares of common stock outstanding as of that time less (ii) the number of shares of common stock subject to outstanding options under the 1996 Option Plan. The number of shares reserved for issuance under the 1997 Omnibus Plan may also be adjusted upon certain events affecting the Company’s capitalization. All options granted under the 1997 Omnibus Plan have an exercise price equal to the market price of our common stock on the date the option is granted. Options granted to employees under the 1997 Omnibus Plan generally vest over three years and have terms of up to 10 years, with the exception of options granted in 2005 under the Executive Compensation Plan (which is governed by and subject to the 1997 Omnibus Plan) that vested immediately and options granted in 2006 under the Executive Compensation Plan that vest at the end of three years. Options granted to the Board of Directors under the 1997 Omnibus Plan generally vest over one year and have terms of up to 10 years. The terms of options granted to outside consultants vary depending on the specific grant, but the terms will be no longer than 10 years. Restricted stock awards granted to members of the Board of Directors vest at the end of one year. The 1997 Omnibus Plan expired (with respect to future grants) on September 30, 2007.

On May 27, 2008, at the 2008 Annual Meeting of Shareholders, the shareholders of the Company approved the adoption of the Charles & Colvard, Ltd. 2008 Stock Incentive Plan (the “2008 Plan”). The 2008 Plan authorizes the Company to grant stock options, stock appreciation rights, restricted stock, and other equity awards to selected employees, directors, and independent contractors. The 2008 Plan replaces the 1997 Omnibus Plan which expired (with respect to future grants) on September 30, 2007. The aggregate number of shares of the Company’s common stock that may be issued pursuant to awards granted under the 2008 Plan shall not exceed the sum of 3,000,000 shares plus any shares of common stock subject to an award granted under the 1997 Plan or any other stock incentive plan maintained by the Company prior to the 2008 Plan (each, a “Prior Plan”), if the award is forfeited, cancelled, terminated, expires or lapses for any reason without the issuance of shares pursuant to the award, or shares subject to an award granted under a Prior Plan which shares are forfeited to, or repurchased or reacquired by, the Company.

The following is a summary of activity for the Company’s 1996 Option Plan and the 1997 Omnibus Plan. As of December 31, 2008, no awards of stock options have been issued under the 2008 Plan.

	1996 Option Plan		1997 Omnibus Plan
	Number Of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
2006
Outstanding at beginning of the year	64,296	3.18	1,140,683	6.20
Granted	—	—	116,424	12.11
Exercised	(14,927)	2.09	(51,265)	4.18
Canceled	—	—	(3,523)	10.10

Outstanding at end of year	49,369	3.51	1,202,319	6.84
2007
Granted	—	—	24,600	6.11
Exercised	(47,524)	3.54	(17,273)	3.62
Canceled	(1,845)	2.63	(245,865)	9.59

Outstanding at end of year	—	—	963,781	6.18
2008
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled	—	—	224,617	6.98

Outstanding at end of year	—	—	739,164	5.94

The following summarizes information about stock options at December 31, 2008:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Outstanding as of 12/31/2008	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable as of 12/31/2008	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Vested or expected to vest as of 12/31/2008	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
739,164	3.8	$5.94	634,860	3.9	$5.02	738,801	3.8	$5.94

The aggregate intrinsic value of options outstanding, exercisable, vested or expected to vest at December 31, 2008 was $0. This amount is before applicable income taxes and represents the closing stock price of the Company’s common stock at December 31, 2008 less the grant price, multiplied by the number of options that have a grant price that is less than the closing stock price. This amount represents the amount that would have been received by the optionees had these options been exercised on that date. Based on the December 31, 2008 stock price, there are no options outstanding with an intrinsic value. There were no options exercised during the year ended December 31, 2008. During the years ended December 31, 2007 and 2006, the aggregate intrinsic value of options exercised was $162,824 and $493,047, respectively.

The following is a summary of activity for restricted stock granted by the Company:

	Number of Shares	Grant Date Fair Value
Non-vested at January 1, 2008	63,806	$4.78
Granted	227,610	$1.34
Vested	63,806	$4.78
Cancelled	—	$—

Non-vested at December 31, 2008	227,610	$1.34

Other

In February 2006, the Company approved two incentive plans for 2006, the Management Incentive Plan (2006) (the “2006 Management Plan”) and the Quarterly & Annual Incentive Plan for Non-Officer Employees (2006) (the “2006 Non-Officer Employees Plan”). The principal purpose of each of the plans was to provide incentives to meet or exceed certain Company goals for 2006. Both plans provided for cash and equity awards. All equity awards were made pursuant to the Company’s 1997 Omnibus Stock Plan (as amended). The specific criteria used to determine whether any eligible participant received an award include the Company’s net sales and net income and, for participants under the 2006 Management Plan and for certain director level employees under the 2006 Non-Officer Employee Plan, other key objectives as set by the Company. During 2006, $83,205 in cash payments were recorded as operating expense and 200 stock options were granted under the plans.

In February 2007, the Company approved two incentive plans for 2007, the Management Incentive Plan (2007) (the “2007 Management Plan”) and the Quarterly & Annual Incentive Plan for Non-Officer Employees (2007) (the “2007 Non-Officer Employees Plan”). The principal purpose and operative provisions were substantially similar to the terms of the 2006 Management Plan and the 2006 Non-Officer Employees Plan discussed in the paragraph above. During 2007, $4,067 in cash payments were recorded as operating expense and no equity awards were granted under the plans. During 2008, a management incentive plan was not in place.

11. Income Taxes

The Company accounts for income taxes under the liability method. Under the liability method, deferred income taxes are recognized for the income tax consequences of “temporary differences” by applying enacted statutory income tax rates applicable to future years to differences between the financial statement carrying amounts and the income tax bases of existing assets and liabilities.

The components of income tax expense (benefit) are the following.

	Year Ended December 31,
	2008	2007	2006
Current
Federal	$72,056	$608,016	$1,568,023
State	(41,948)	124,408	10,223

	30,108	732,424	1,578,246
Deferred
Federal	(511,686)	26,984	2,120,961
State	(151,089)	81,600	365,999

	(662,775)	108,584	2,486,960

	$(632,667)	$841,008	$4,065,206

Significant components of the Company’s deferred income tax assets and liabilities are as follows:

	December 31,
	2008	2007
Current
Reserves and accruals	$2,116,949	$885,305
Deferred inter-company profit	—	226,796
Prepaid Expenses	(136,878)	(131,427)
Valuation allowance	(749,000)	—

Total Current	1,231,071	980,674
Long-Term
State net operating loss (“NOL”) carryforwards	353,429	127,490
Hong Kong and China NOL carryforwards	1,287,000	1,045,000
Federal benefit on state taxes under FIN 48	253,486	234,861
Share-based compensation	196,570	263,800
Investment loss	43,554	—
Research tax credit	525,151	—
Alternative minimum tax credit	447,544	—
Depreciation	(57,831)	(97,626)
Valuation allowance	(2,108,000)	(1,045,000)

Total long-term	940,903	528,525

Total deferred income tax assets, net	$2,171,974	$1,509,199

A reconciliation between expected income taxes, computed at the statutory federal income tax rate (34%) applied to pretax accounting income, and the income taxes included in the statements of operations for each of the three years ended December 31, 2008 follows:

	2008	2007	2006
Anticipated income tax expense (benefit) at the statutory federal rate	$(2,306,490)	$277,639	$3,458,000
State income tax expense (benefit), net of federal tax effect	(244,851)	44,327	248,000
Effect of foreign operations	(63,358)	144,574	131,000
Income tax effect of uncertain tax positions under the provisions of FIN 48	2,223,877	106,963	—
U.S tax deduction due to closing of operations at Hong Kong subsidiary	(2,051,033)	—	—
Increase in contingent liability	—	—	123,181
Other	(2,812)	86,505	58,206
Increase in valuation allowance	1,812,000	181,000	46,819

Income tax expense	$(632,667)	$841,008	$4,065,206

During 2008, the company closed the operations of its Hong Kong subsidiary. As a result, we will have a significant tax deduction on our 2008 tax return resulting from unpaid obligations of the subsidiary to the Company. We have determined that this deduction qualifies as an uncertain tax position under the provisions of FIN 48. While we did take this deduction on our 2008 tax return and reflect the effect of this deduction in our income tax receivable and deferred tax assets, we also booked a long term accrued income tax liability of $2.2 million due to the transaction. This liability will be resolved when we get an official ruling from the IRS on the deduction or when the statute of limitations expires. If the deduction is resolved in a favorable manner, we will reverse all or some of this liability and credit income tax expense for the same amount.

During 2008, $1,574,000 of the increase in the valuation allowance is due to the establishment of a reserve against certain United States deferred tax assets due to the Company’s 2008 net loss and uncertainty over sufficient future taxable income to fully use the Company’s deferred tax assets. The remaining $238,000 of the increase in the valuation allowance during 2008 is due to establishment of reserves for the income tax benefit of losses in Hong Kong and China. The increase in the valuation allowance during 2007 and 2006 is primarily due to the establishment of reserves for the income tax benefit of losses in Hong Kong and China. Valuation allowances have been established for the income tax benefits of the losses incurred in Hong Kong and China as it is uncertain if sufficient future taxable income will be generated in these countries to offset the existing losses.

During 2006, a portion of the valuation allowance was moved to a contingent liability as certain research credits were fully used on the Company’s income tax returns. This amount represents research credits that are not expected to be realized. Effective January 1, 2007, upon the implementation of FIN 48, this amount was moved to long term liabilities.

Due to the carry back of our 2008 taxable loss against taxes paid in prior years, we have $1.0 million of remaining federal income tax credits that can be carried forward to offset future income. These credits begin expiring in 2012.

At December 31, 2008, the Company has a North Carolina Tax NOL carryforward of approximately $7.8 million, expiring through 2015, which can be offset against future state taxable income. The Company expects to fully utilize this NOL before any of it expires.

As of December 31, 2008, there was approximately $6.0 million in NOL carryforwards in Hong Kong. In accordance with the Hong Kong tax code these amounts can be carried forward indefinitely to offset future taxable income in Hong Kong. As of December 31, 2008, there was approximately $701,000 in NOL carryforwards in China. In accordance with the China tax code these amounts can be carried forward 5 years to offset future taxable income in China. The NOL carryforwards began expiring in 2008. Due to the uncertainty of generating sufficient future taxable income in Hong Kong and China to utilize these NOLs, the Company established a valuation allowance against this deferred income tax asset.

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

The liability for income taxes associated with uncertain tax positions at December 31, 2007 was $911,606. This liability is reduced by $234,861 of offsetting tax benefits associated with the federal income tax benefit for state income taxes and timing differences. The net amount of $676,745, if recognized, would favorably affect the Company’s effective tax rate. The total 2007 income tax expense attributable to uncertain tax positions is $106,963.

The liability for income taxes associated with uncertain tax positions at December 31, 2008 was $3,154,110. This liability is reduced by $253,486 of offsetting tax benefits associated with the federal income tax benefit for state income taxes and timing differences. The net amount of $2,900,624, if recognized, would favorably affect the Company’s effective tax rate. The total 2008 income tax expense attributable to uncertain tax positions is $2,223,877. The large increase in our liability for income taxes associated with uncertain tax positions during 2008 is primarily due to the $2.2 million liability booked for the tax deduction associated with the closing of our Hong Kong subsidiary as discussed above.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of the provision for income taxes. During 2008 and 2007, the Company accrued interest and penalties associated with uncertain tax positions of $80,201 and $77,504, respectively. Including the interest and penalties recorded upon adoption of FIN 48, there is a total of $227,845 and $147,646 of interest and penalties included in our liability for uncertain tax positions at December 31, 2008 and 2007, respectively. To the extent interest and penalties are not ultimately incurred with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

In all of the significant federal and state jurisdictions where it is required to file income tax returns, the Company has analyzed filing positions for all tax years where the statute is open. The only periods subject to examination by the major tax jurisdictions where the Company does business are the 2004 through 2008 tax years. The Company does not believe that the outcome of any examination will have a material impact on its financial statements.

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

The following table summarizes the activity related to our gross liability for uncertain tax positions from January 1, 2007 to December 31, 2008:

Balance as of January 1, 2007	$917,624
Increases related to prior year tax positions	147,887
Decreases related to prior year tax positions	—
Increases related to current year tax positions	—
Decreases related to settlements with taxing authorities	(153,905)
Decreases related to lapsing of statute of limitations	—

Balance as of December 31, 2007	$911,606
Increases related to prior year tax positions	—
Decreases related to prior year tax positions	70,202
Increases related to current year tax positions	2,172,302
Decreases related to settlements with taxing authorities	—
Decreases related to lapsing of statute of limitations	—

Balance as of December 31, 2008	$3,154,110

12. Commitments and Contingencies

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

The future minimum lease payments of the Company, excluding the Hong Kong lease discussed above are as follows: $156,000 in 2009, $160,000 in 2010, and $95,000 in 2011, totaling $411,000. Rental expense incurred for operating leases for 2008, 2007, and 2006 was approximately $298,000, $265,000, and $309,000, respectively.

Purchase Commitments

On June 6, 1997, the Company entered into an Amended and Restated Exclusive Supply Agreement (“Exclusive Supply Agreement”) with Cree, Inc. (“Cree”). The Exclusive Supply Agreement had an initial term of ten years that was extended in 2005 to July 2015. In connection with the Exclusive Supply Agreement, the Company has committed to purchase a minimum of 50% (by dollar volume) of its requirements for SiC crystals from Cree. If the Company’s orders require Cree to expand beyond specified production levels, the Company must commit to purchase certain minimum quantities. In September 2008, the Company entered into an agreement with Cree that suspended the Company’s commitment to purchase $710,000 of silicon carbide inventory from Cree during the fourth quarter 2008. This purchase commitment will be included in the Company’s yet to be established 2009 purchase commitment with Cree. During 2008, 2007, and 2006, the Company made purchases from Cree of approximately $1.7 million, $11.4 million, and $14.6 million, respectively, for SiC crystals.

In February 2005, the Company entered into an exclusive supply agreement with Norstel for the supply of SiC crystals for use in the manufacturing of moissanite jewels. In April 2008, the Company entered into an amendment to the exclusive supply agreement with Norstel due to an update of Norstel’s delivery schedule and capability and also due to the Company’s desire to limit its purchase of raw materials from Norstel. Under the amendment, the Company’s minimum purchase commitment from Norstel continues until (i) the Company has purchased an aggregate amount of approximately $7.9 million of SiC crystals, or (ii) September 26, 2011, whichever occurs first. This purchase commitment is contingent upon Norstel being able to deliver SiC crystals of acceptable quality in the amount committed. In October 2008, the Company entered into a new letter agreement which suspended the Company’s commitment to purchase approximately $750,000 of silicon carbide inventory from Norstel during the fourth quarter of 2008 and the Company will resume purchasing from Norstel in 2009. It is not yet determined what the Company’s commitment to Norstel will be for 2009, although we have committed to purchase a minimum of 40% of our quarterly SiC requirements from Norstel. In addition, the Company advanced $400,000 to Norstel in 2005 for the purchase of certain equipment. This advance, which is in the form of a note receivable, began to be repaid in January 2007 through a 20% reduction on the invoice for subsequent purchases of SiC crystals. Effective March 1, 2008, pursuant to the April 2008 amendment, the Company began receiving a 30% reduction on the invoice for subsequent purchases of SiC crystals, and will continue to receive this reduction until the advance is repaid. The balance on the advance as of December 31, 2008 was $224,627. Due to the suspension of purchases with Norstel, the Company classified $82,627 of this note receivable as long-term on the Company’s condensed consolidated balance sheets as of December 31, 2008.

In December 2008, the Company entered into a research and development agreement that requires the Company to pay $50,000 per month for six months beginning in January 2009.

Legal Proceedings

On October 4, 2006, we received an English translation of an action filed on June 9, 2006 in the South Korean Intellectual Property Office by MC Lab Corporation. MC Lab Corporation sought invalidation of our South Korean gemstone patent on the basis of an alleged lack of inventiveness as compared to certain prior art. In September 2007, the petition by MC Lab Corporation to invalidate our patent was dismissed. On September 29, 2007, MC Lab Corporation filed a Notice of Appeal with the Patent Court. On April 15, 2008, the first court hearing of the appeal was held and several other hearings have been held since that time. A final hearing was held on October 30, 2008, and on December 11, 2008, the South Korean Patent Court ruled our patent to be invalid. On December 29, 2008, MC Lab Corporation contacted us regarding an offer of settlement. On January 2, 2009, we filed a Notice of Appeal to the South Korean Supreme Court. The appeal is currently stayed pending efforts to settle the matter outside of the court system. Management believes that the South Korean patent was properly issued and we will vigorously appeal the decision of the South Korean Patent Court if a settlement can not be reached. We do not presently have material sales in South Korea and the decision will not be legally binding in any other jurisdiction.

On June 16, 2008, we filed a collection action in the United States District Court, Eastern District of North Carolina, Western Division, against K&G Creations for collection of in excess of $2.8 million owed to us under a Manufacturing Agreement between the Company and K&G Creations that was terminated as of December 31, 2007. We seek to recover approximately $2.8 million, with interest accruing at the contract rate of 12% from July 4, 2008, for moissanite jewels delivered and sold to K&G Creations. On July 14, 2008, K&G Creations filed its answer, counterclaim and related pleadings in which it generally denied our claims and asserted counterclaims against us and certain of our now former executive officers for $50 million for alleged breach of the Manufacturing Agreement in connection with alleged overcharges for moissanite jewels, misrepresentations regarding pricing, interference with its business relationships, forcing K&G Creations out of the moissanite business and related matters. On February 23, 2009, we announced that our discussions with K&G Creations regarding possible settlement of litigation between the parties have been unsuccessful. Management believes that the counterclaims are without merit and we intend to vigorously pursue our claims against K&G Creations and vigorously defend against the counterclaims. The case is currently scheduled for trial in December 2009.

13. Subsequent Events

In January 2009, the Company entered into a settlement agreement with Reeves Park to settle the outstanding balance by accepting a return of inventory, the receipt of certain cash payments due to Reeves Park from its customers, and the payment of a settlement fee to the Company by Reeves Park. Based on the $2.3 million estimated net realizable value of the transactions under the settlement agreement, the Company increased its allowance for uncollectible accounts for Reeves Park to $2.6 million. The majority of jewelry inventory received is valued at scrap value due to the lack of a plan to market this inventory. The majority of the inventory received from this transaction was received in January and February 2009 and is not reflected on the consolidated balance sheets as of December 31, 2008.

On February 3, 2009, the Company elected George R. Cattermole, a current director, as Chairman of the Board of Directors and entered into a Management Services Agreement (the “Agreement”) with Bird Capital Group, Inc. (“BCG”) under which BCG will provide management services to the Company, including the services of Richard A. Bird, a current director of the Company, as the Company’s full-time non-employee Chief Executive Officer. The services to be provided by BCG include the development of a new strategy of the Company for growth and competitive success. The initial term of the Agreement is scheduled to end on December 31, 2010. After the initial term, the Agreement would automatically renew for three successive one-year terms unless terminated by the Company within 30 days of the receipt of audited year-end financial statements if the Company has not met certain annual sales and operating income thresholds. The Agreement is terminable “for cause” (as defined in the Agreement) or upon the death or incapacitation of Mr. Bird. BCG also may terminate the Agreement if there is a Change of Control (as defined in the Agreement) of the Company at any time prior to February 1, 2014. Upon such termination, BCG would receive all moneys and bonuses due under the Agreement plus an early termination payment equal to $1,400,000 if the Change of Control occurs before February 1, 2011 and $900,000 if the Change of Control occurs on or after February 1, 2011, provided that the early termination payment for a Change of Control on or after February 1, 2011 would be payable only if the annual sales or operating income threshold referred to above is met for the calendar year immediately preceding the Change of Control.

The Agreement provides for monthly management fees payable to BCG. BCG will receive $75,000 per month during 2009, except the monthly fee will be $175,000 per month during the first two months of the Agreement to compensate BCG for the additional work with respect to the new strategy. Beginning on January 1, 2010 and on January 1 of each succeeding year of the Agreement, the fee will be subject to certain adjustments. The Agreement also provides for potential short and long-term bonuses payable to BCG. BCG would receive a one-time bonus equal to 10% of any realized gross profit, with certain exceptions, that is collected in cash from the reduction of finished goods inventory as of January 31, 2010 compared to January 31, 2009. In addition, BCG would receive a possible bonus based on any net amounts realized upon any settlement of certain pending litigation. Long-term bonuses potentially payable to BCG include an annual bonus equal to 20% of the Company’s operating income before or excluding (i) interest, income taxes, depreciation and amortization, (ii) charges or accruals for long-term bonuses payable to BCG and, (iii) certain extraordinary and nonrecurring items. Upon the earlier of any Sale Transaction (as defined in the Agreement) of the Company or termination of the Agreement, BCG also will receive a one-time bonus equal to 20% of the amount by which the Company’s total market valuation exceeds the Company’s market valuation on the date of the Agreement. The Company’s market valuation is determined based on the Sale Transaction or the market price of the Company’s common stock, as applicable.

On February 5, 2009, the Company ended its employment relationship with three executive officers. Legal counsel for these three former employees has since notified the Company that the former employees believe they are owed severance. However, the Company does not believe that it has severance obligations to these former employees under the terms of their respective employment agreements. The employment agreements require any dispute to go through arbitration. Due to the termination of these three employees, the Company will reverse approximately $180,000 of previously recorded share based compensation during the three months ended March 31, 2009 due to certain stock options that will not vest.

In February 2009, the Company agreed to compensate the five board members who participated on a special committee responsible for the negotiation of the Management Services Agreement between the Company and Bird Capital Group, Inc. an aggregate of $95,000, with one-half of this compensation payable in cash and one-half in restricted stock. As a result, the Company granted these board members an aggregate of 103,262 shares of restricted stock, based on the closing market price of the Company’s common stock on February 19, 2009, that will vest on February 23, 2010. The special committee of the board spent considerable time and met numerous times over a three-month period and this compensation is in lieu of paying any meeting fees to the members of the special committee as is done for other committee and board meetings. Had the Company compensated the directors with meeting fees, it would have cost the Company more than $200,000 in cash. Also, the company used a combination of restricted stock and cash in its continued effort to conserve cash.

14. Selected Quarterly Data (Unaudited)

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
Year Ended December 31, 2008
Net sales	$3,403,883	$3,639,677	$4,162,544	$3,520,950
Gross profit	2,246,796	2,089,173	2,642,547	2,155,659
Net income (loss) (1)	(698,085)	(1,078,490)	(3,122,613)	(1,251,940)
Basic net income (loss) per share	(0.04)	(0.06)	(0.17)	(0.07)
Diluted net income (loss) per share	(0.04)	(0.06)	(0.17)	(0.07)
Year Ended December 31, 2007
Net sales	$5,780,666	$7,582,133	$6,569,731	$7,885,916
Gross profit	4,431,046	5,498,118	4,867,228	5,413,559
Net income (loss)	339,284	528,978	246,208	(1,138,894)
Basic net income (loss) per share (2)	0.02	0.03	0.01	(0.06)
Diluted net income (loss) per share	0.02	0.03	0.01	(0.06)

(1)	The loss for the quarter ended September 30, 2008 included (all items are net of income tax) $2.6 million as a bad debt allowance against a specific customer, $0.3 million related to severance costs, $0.2 million related to closure of our operations in Hong Kong and China, and $0.1 million related to the increased reserve on consigned inventory. The total of these losses is $3.2 million, net of income tax. The loss for the quarter ended December 31, 2008 included $1.6 of million of additional income tax expense due to the establishment of a valuation allowance against certain U.S. deferred tax assets partially offset by a $1.2 million (net of income tax) reduction in the bad debt allowance for a specific customer.

(2)	The loss during the quarter ended December 31, 2007 was primarily attributable to lower sales, which resulted in Marketing and Sales expense being 62% of Net sales as compared to 52% in the same quarter of 2006, and a $1.1 million increase in General and Administrative expense resulting from a $1.1 million increase in bad debt expense.

Schedule II

Charles & Colvard, Ltd. And Subsidiary

Valuation and Qualifying Accounts

Year ended December 31	Balance at Beginning of Period	Additions Charged to Costs and Expenses		Collections of Accounts Previously Written Off		Deductions/ Write Offs			Balance at End of Period
Allowance for Doubtful Accounts
2008	$1,240,000	$2,683,113	(1)		$—		$8,113		$3,915,000
2007	$195,000	$1,190,668	(1)		$—		$145,668		$1,240,000
2006	$120,000	$78,990	(1)		$—		$3,990		$195,000
Reserve for Jewelry Inventory
2008	$25,000	$225,000	(2)	$			$5,000	(3)	$245,000
2007	$40,000	$—			$—		$15,000	(3)	$25,000
2006	$95,000	$—			$—		$55,000	(3)	$40,000
Allowance for Returns
2008	$165,000	$130,000	(4)	$		$			$295,000
2007	$265,000	$—			$—		$100,000	(5)	$165,000
2006	$105,000	$160,000	(4)		$—		$—		$265,000
Inventory Re-cut Reserve
2008	$400,000	$—			$—		$—		$400,000
2007	$400,000	$—			$—		$—		$400,000
2006	$400,000	$—			$—		$—		$400,000
Inventory on Consignment Reserve
2008	$100,000	$185,000	(6)		$—		$—		$285,000
2007	$—	$100,000	(6)		$—		$—		$100,000

(1)	Charged against General and Administrative expenses.

(2)	Adjustment to reserve to reduce jewelry inventory to scrap value; charged against Cost of Goods Sold.

(3)	Adjustments to reserve to reflect effect of sales of jewelry during the period.

(4)	Charged against sales.

(5)	Adjustments to allowance; credit to sales.

(6)	This reserve was established to allow for certain jewels on consignment with customers that are not expected to be returned or may be returned to the Company damaged. Charged against Cost of Goods Sold.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).    Controls and Procedures

(i) Disclosure Controls and Procedures

As of December 31, 2008, the Company’s Principal Executive Officer and the Principal Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act. Based on their evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that information that the Company is required to disclose in its Exchange Act reports was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Principal Executive Officer and Principal Financial Officer also concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

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

Management conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management determined that the Company’s system of internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of Charles & Colvard, Ltd.’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by Charles & Colvard, Ltd.’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Charles & Colvard, Ltd. to provide only management’s report in this annual report.

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

The information called for in Items 10 through 14 is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2008.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) and (2) Financial Statements and Financial Statement Schedules:

The financial statements, financial statement schedule, and report of independent registered public accounting firm are filed as part of this Annual Report on Form 10-K under Item 8, “Financial Statements and Supplementary Data.”

(a)(3) Exhibits:

The Exhibit Index commencing on page 63 of this Annual Report on Form 10-K lists the exhibits that are filed as part of this report.

(b) Exhibits

See Exhibit Index

(c) Separate Financial Statements and Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Charles & Colvard, Ltd.

By:	/s/ Richard A. Bird	Date: March 31, 2009
Richard A. Bird
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Richard A. Bird	Date: March 31, 2009
Richard A. Bird
Chief Executive Officer & Director

By:	/s/ Neil S. Boss	Date: March 31, 2009
Neil S. Boss
Controller (Principal financial and accounting officer)

By:	/s/ George Cattermole	Date: March 31, 2009
George R. Cattermole
Chairman of the Board of Directors

By:	/s/ Laura C. Kendall	Date: March 31, 2009
Laura C. Kendall
Director

By:	/s/ Lynn L. Lane	Date: March 31, 2009
Lynn L. Lane
Director

By:	/s/ Frederick A. Russ	Date: March 31, 2009
Frederick A. Russ
Director

By:	/s/ Ollin B. Sykes	Date: March 31, 2009
Ollin B. Sykes
Director

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Articles of Incorporation of Charles & Colvard, Ltd. which is hereby incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Charles & Colvard, Ltd. for the year ended December 31, 2004.

3.2	Amended and Restated Bylaws of Charles & Colvard, Ltd., effective July 19, 2007, incorporated by reference to Exhibit 3.2 to Form 8-K, filed with the SEC on July 25, 2007.

4.1	Specimen Certificate of common stock which is hereby incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K of C3, Inc. for the fiscal year ended December 31, 1998.

4.3	Rights Agreement, dated as of February 22, 1999, by and between C3, Inc. and First Union National Bank as Rights Agent, including the Form of Rights Certificate as Exhibit A which is hereby incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K of C3, Inc. for the fiscal year ended December 31, 1998.

4.4	Amendment No. 1 to the Rights Agreement, dated as of February 18, 2009, between Charles & Colvard, Ltd. And American Stock Transfer & Trust Company, LLC (as the Rights Agent), which is hereby incorporated by reference to Exhibit 4.4 to Form 8-K, filed with the SEC on February 19, 2009.

10.11	Amended and Restated Exclusive Supply Agreement, dated June 6, 1997, between Cree Research, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 of C3, Inc., filed with the SEC on September 30, 1997 (File No. 333-36809).*

10.13	Letter Agreement, dated July 14, 1997, between Cree Research, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 of C3, Inc., filed with the SEC on September 30, 1997 (File No. 333-36809).*

10.14	Letter Agreement, dated January 31, 1996, between Cree Research, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 of C3, Inc., filed with the SEC on September 30, 1997 (File No. 333-36809).*

10.15	1996 Stock Option Plan of C3, Inc. (as amended October 27, 1997) which is hereby incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1/A of C3, Inc. filed with the SEC on November 5, 1997 (File No. 333-36809).+

10.16	1997 Omnibus Stock Plan of C3, Inc. which is hereby incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of C3, Inc., filed with the SEC on September 30, 1997 (File No. 333- 36809).+

10.20	Agreement, dated September 24, 1997, between John M. Bachman, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 of C3, Inc., filed with the SEC on September 30, 1997 (File No. 333-36809).*

10.22	1997 Declaration of Amendment to 1997 Omnibus Stock Plan of C3, Inc. which is hereby incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 of C3, Inc., filed with the SEC on September 30, 1997 (File No. 333-43613).+

10.25	Amended and Restated Development Agreement, dated July 1, 1998 between Cree Research, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q of C3, Inc. for the quarter ended June 30, 1998.*

10.28	First Amendment to Agreement, dated March 23, 1998, between John M. Bachman, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q of C3, Inc. for the quarter ended September 30, 1998.*

10.29	Second Amendment to Agreement, dated September 28, 1998 between John M. Bachman, Inc. and C3, Inc. which is hereby incorporated by reference to Exhibit 10.29 to the Quarterly Report on Form 10-Q of C3, Inc. for the quarter ended September 30, 1998.*

10.30	1998 Declaration of Amendment to 1996 Stock Option Plan of C3, Inc. which is hereby incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K of C3, Inc. for the fiscal year ended December 31, 1998. +

10.31	1998 Declaration of Amendment to 1997 Omnibus Stock Plan of C3, Inc., which is hereby incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K of C3, Inc. for the fiscal year ended December 31, 1998. +

10.32	Employment Agreement, dated March 1, 1999, between Robert Thomas and C3, Inc., which is hereby incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K of C3, Inc. for the fiscal year ended December 31, 1998. +

10.36	Third Amendment to Agreement, dated June 16, 1999, between John M. Bachman, Inc. and C3, Inc., which is hereby incorporated by reference to Exhibit 10.36 to the Quarterly Report on Form 10-Q of C3, Inc. for the quarter ended June 30, 1999. *

10.37	Fourth Amendment to Agreement, dated October 5, 1999, between John M. Bachman, Inc. and C3, Inc., which is hereby incorporated by reference to Exhibit 10.37 to the Quarterly Report on Form 10-Q of C3, Inc. for the quarter ended September 30, 1999. *

10.43	2000 Declaration of Amendment to 1996 Stock Option Plan of C3, Inc. which is hereby incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K of Charles & Colvard, Ltd. For the year ended December 31, 2000.+

10.44	2000 Declaration of Amendment to 1997 Omnibus Stock Plan of C3, Inc. which is hereby incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K of Charles & Colvard, Ltd. For the year ended December 31, 2000.+

10.46	Fifth Amendment to Agreement, dated December 29, 2000, between John M. Bachman, Inc. and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.46 to the Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. for the quarter ended March 31, 2001.*

10.48	Employment Agreement, effective as of June 4, 2001, by and between James R. Braun, CFO and Charles & Colvard, Ltd. which is hereby incorporated by reference to Exhibit 10.48 to the Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. for the quarter ended June 30, 2001.+

10.51	Manufacturing Agreement, dated April 2, 2002, by and between JewelNet Corporation d/b/a K&G Creations and Charles & Colvard, Ltd. which is hereby incorporated by reference to Exhibit 10.51 to the Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. for the quarter ended March 31, 2002.*

10.52	Sixth Amendment to Agreement, dated April 9, 2002, between John M. Bachman, Inc. and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.52 to the Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. for the quarter ended March 31, 2002.*

10.56	Salary Continuation Agreement dated October 1, 2002 between Dennis Reed, Vice President of Sales, and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.56 to the Annual Report on Form 10-K of Charles & Colvard for the year ended December 31, 2002. +

10.60	Letter Agreement, dated December 18, 2003, between Stuller, Inc. and Charles & Colvard, Ltd, which is hereby incorporated by reference to Exhibit 10.60 to the Annual Report on Form 10-K of Charles & Colvard, Ltd. For the year ended December 31, 2003. *

10.61	Letter Agreement, dated December 14, 2003, between Cree, Inc. and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.61 to the Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. For the quarter ended March 31, 2004.*

10.62	Lease Agreement, dated March 26, 2004, between Duke Realty Limited Partnership and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.62 to the Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. For the quarter ended March 31, 2004.

10.63	Employment Agreement, dated August 1, 2004, between Dennis Reed, Vice President of Sales and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.63 to the Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. For the quarter ended June 30, 2004.+

10.64	Manufacturing Agreement, dated August 12, 2004, between Reeves Park, Inc. and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.64 to the Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. For the quarter ended September 30, 2004.

10.65	Security Agreement, dated August 15, 2004, between Reeves Park, Inc. and Charles & Colvard, Ltd, which is hereby incorporated by reference to Exhibit 10.65 to the Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. For the quarter ended September 30, 2004.

10.66	Consignment Agreement, dated August 16, 2004, between Reeves Park, Inc. and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.66 to the Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. For the quarter ended September 30, 2004.*

10.67	Amendment to Manufacturing Agreement, dated November 8, 2004, between Reeves Park and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.67 to the Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. For the quarter ended September 30, 2004.

10.68	First Amendment to Security Agreement, dated November 8, 2004, between Reeves Park and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.68 to the Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. For the quarter ended September 30, 2004.

10.69	Notice of Extension of Amended and Restated Exclusive Supply Agreement, dated January 6, 2005, from Charles & Colvard, Ltd. To Cree, Inc., which is hereby incorporated by reference to Exhibit 10.69 to Form 8-K, filed with the SEC on January 7, 2005.

10.70	Letter Agreement, dated January 20, 2005, between Stuller, Inc. and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.70 to Form 8-K, filed with the SEC on January 24, 2005.*

10.71	Letter Agreement, dated February 9, 2005, between Cree, Inc. and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.71 to Form 8-K, filed with the SEC on February 11, 2005.*

10.72	Exclusive Supply Agreement, dated February 14, 2005, between Norstel AB (formerly Jesperator AB) and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.72 to Form 8-K, filed with the SEC on February 17, 2005.*

10.73	Letter Agreement, executed February 21, 2005 and dated as of February 9, 2005, between The Bell Group d/b/a Rio Grande and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.73 to Form 8-K, filed with the SEC on February 23, 2005.*

10.74	Seventh Amendment to Agreement, dated March 7, 2005, between John M. Bachman, Inc. and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.74 to Form 8-K/A, filed with the SEC on March 10, 2005.*

10.75	1997 Omnibus Stock Plan of Charles & Colvard, Ltd. As Amended and Restated through March 9, 2005, which is hereby incorporated by reference to Exhibit 10.75 to Form 8-K, filed with the SEC on March 15, 2005. +

10.76	Form of Employee Incentive Stock Option Agreement, which is hereby incorporated by reference to Exhibit 10.76 to Form 8-K filed with the SEC on March 15, 2005. +

10.77	Form of Director Nonqualified Stock Option Agreement, which is hereby incorporated by reference to Exhibit 10.77 to Form 8-K filed with the SEC on March 15, 2005. +

10.78	Form of Employee Nonqualified Stock Option Agreement, which is hereby incorporated by reference to Exhibit 10.78 to Form 8-K filed with the SEC on March 15, 2005. +

10.79	Form of Independent Contractor Nonqualified Stock Option Agreement, which is hereby incorporated by reference to Exhibit 10.79 to Form 8-K filed with the SEC on March 15, 2005.+

10.80	Form of Restricted Stock Award Agreement, which is hereby incorporated by reference to Exhibit 10.80 to Form 8-K filed with the SEC on March 15, 2005. +

10.81	First Amendment to Charles & Colvard Created Moissanite Consignment Agreement, dated March 31, 2005, between Reeves Park, Inc. and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.81 to Form 8-K, filed with the SEC on April 5, 2005.

10.82	Management Incentive Plan (2005), which is hereby incorporated by reference to Exhibit 10.82 to Form 8-K, filed with the SEC on April 13, 2005. +

10.83	Quarterly & Annual Incentive Plan for Non-Officer Employees (2005), which is hereby incorporated by reference to Exhibit 10.83 to Form 8-K, filed with the SEC on April 13, 2005.+

10.84	Salary Continuation Agreement, dated April 22, 2005, between Barbara L. Mooty, Vice President of Brand Development and Industry Relations, and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.84 to Form 8-K, filed with the SEC on April 25, 2005.+

10.85	Eighth Amendment to Agreement, dated May 18, 2005, between John M. Bachman Inc. and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.85 to Form 8-K, filed with the SEC on May 20, 2005. *

10.86	Letter Agreement, dated February 14, 2006, between Cree, Inc. and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.86 to Form 8-K filed with the SEC on February 17, 2006. *

10.87	Management Incentive Plan (2006), which is hereby incorporated by reference to Exhibit 10.87 to Form 8-K, filed with the SEC on February 21, 2006. +

10.88	Quarterly & Annual Incentive Plan for Non-Officer Employees (2006), which is hereby incorporated by reference to Exhibit 10.88 to Form 8-K, filed with the SEC on February 21, 2006. +

10.89	Director Compensation Structure, effective May 22, 2006, which is hereby incorporated by reference to Exhibit 10.89 to Form 8-K, filed with the SEC on February 21, 2006. +

10.90	Ninth Amendment to Agreement, dated March 2, 2006, between John M. Bachman, Inc. and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.90 to Form 8-K, filed with the SEC on March 8, 2006.*

10.91	Letter Agreement, effective May 8, 2006, between Stuller, Inc. and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.91 to Form 8-K, filed with the SEC on May 12, 2006.*

10.92	Part-Time Employment Agreement, effective as of May 31, 2006, by and between Earl R. Hines and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.92 on Form 8-K, filed with the SEC on May 26, 2006.+

10.93	Retention and Incentive Option, effective May 22, 2006, between Dennis Reed and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.93 to Form 8-K, filed with the SEC on May 26, 2006.+

10.94	Letter Agreement, effective October 2, 2006, between Samuel Aaron International, Inc. and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.94 to Form 8-K, filed with the SEC on October 6, 2006.*

10.95	Licensing Agreement, dated October 2, 2006, between Samuel Aaron International, Inc. and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.95 to Form 8-K, filed with the SEC on October 6, 2006.*

10.96	Letter Agreement, effective December 25, 2006, between Cree, Inc. and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.96 to Form 8-K, filed with the SEC on January 4, 2007.*

10.97	Management Incentive Plan (2007), which is hereby incorporated by reference to Exhibit 10.97 to Form 8-K, filed with the SEC on February 20, 2007.+

10.98	Quarterly and Annual Incentive Plan for Non-Officer Employees (2007), which is hereby incorporated by reference to Exhibit 10.98 to Form 8-K, filed with the SEC on February 20, 2007.+

10.99	Amendment to Exclusive Supply Agreement, dated March 7, 2007, between Norstel AB and Charles & Colvard, Ltd., incorporated by reference to Exhibit 10.99 to Form 8-K, filed with the SEC on March 13, 2007. *

10.100	Employment Agreement, effective March 19, 2007, between Carl Mielke, Senior Vice President of Sales and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.100 to the Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. For the quarter ended March 31, 2007. +

10.101	Letter Agreement, effective June 26, 2007 between Stuller, Inc. and Charles & Colvard, Ltd., incorporated by reference to Exhibit 10.101 to Form 8-K, filed with the SEC on June 29, 2007.*

10.102	Letter Agreement, effective August 1, 2007, between Cree, Inc. and Charles & Colvard, Ltd., incorporated by reference to Exhibit 10.102 to Form 8-K, filed with the SEC on August 16, 2007.*

10.103	Amendment to Employment Agreement of Robert S. Thomas, dated August 28, 2007, incorporated by reference to Exhibit 10.103 to Form 8-K, filed with the SEC on August 31, 2007. +

10.104	Amendment to Employment Agreement of James R. Braun, dated August 28, 2007, incorporated by reference to Exhibit 10.104 to Form 8-K, filed with the SEC on August 31, 2007. +

10.105	Amendment to Employment Agreement of Dennis M. Reed, dated August 28, 2007, incorporated by reference to Exhibit 10.105 to Form 8-K, filed with the SEC on August 31, 2007. +

10.106	Personal Guaranty Agreement, dated October 23, 2007, executed by Klaus Jung in favor of Charles & Colvard, Ltd., incorporated by reference to Exhibit 10.106 to Form 8-K, filed with the SEC on October 26, 2007.

10.107	Amendment to Employment Agreement of Carl Mielke, dated August 28, 2007, which is hereby incorporated by reference to Exhibit 10.107 to the Quarterly Report on Form 10-Q of Charles & Colvard, Ltd. For the quarter ended September 30, 2007. +

10.108	Letter Agreement, dated November 12, 2007, between Cree, Inc. and Charles & Colvard, Ltd., incorporated by reference to Exhibit 10.108 to Form 8-K, filed with the SEC on November 13, 2007.*

10.109	Charles & Colvard, Ltd. Form of Indemnification Agreement, dated December 4, 2007, incorporated by reference to Exhibit 10.109 to Form 8-K, filed with the SEC on December 10, 2007.

10.110	Employment Agreement, effective December 5, 2007, between Steven Abate, Vice President of Manufacturing and Charles & Colvard, Ltd., which is hereby incorporated by reference to Exhibit 10.110 to the Annual Report on Form 10-K of Charles & Colvard, Ltd. For the year ended December 31, 2007, filed with the SEC on March 11, 2008 +

10.111	Letter Agreement, dated March 14, 2008, between Reeves Park, Inc. and Charles & Colvard, Ltd., signed by Charles & Colvard, Ltd. On March 17, 2008, incorporated by reference to Exhibit 10.111 to Form 8-K, filed with the SEC on March 20, 2008. *

10.112	Amendment to Exclusive Supply Agreement, dated April 8, 2008, between Norstel AB and Charles & Colvard, Ltd, incorporated by reference to Exhibit 10.112 to Form 8-K, filed with the SEC on April 11, 2008. *

10.113	Tenth Amendment to Agreement, dated April 9, 2008, between John M. Bachman, Inc. and Charles & Colvard, Ltd., incorporated by reference to Exhibit 10.113 to Form 8-K, filed with the SEC on April 14, 2008. *

10.114	Charles & Colvard, Ltd. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 99 to the Registration Statement on Form S-8, filed with the Securities and Exchange Commission on May 29, 2008 (File No. 333-151255)).

10.115	Form of Restricted Stock Award Agreement pursuant to the Charles & Colvard, Ltd. 2008 Stock Incentive Plan, incorporated by reference to Exhibit 10.115 to Form 8-K, filed with the SEC on June 2, 2008.

10.116	Form of Employee Incentive Stock Option Agreement pursuant to the Charles & Colvard, Ltd. 2008 Stock Incentive Plan, incorporated by reference to Exhibit 10.116 to Form 8-K, filed with the SEC on June 2, 2008.

10.117	Form of Independent Contractor Nonqualified Stock Option Agreement pursuant to the Charles & Colvard, Ltd. 2008 Stock Incentive Plan, incorporated by reference to Exhibit 10.117 to Form 8-K, filed with the SEC on June 2, 2008.

10.118	Form of Employee Nonqualified Stock Option Agreement pursuant to the Charles & Colvard, Ltd. 2008 Stock Incentive Plan, incorporated by reference to Exhibit 10.118 to Form 8-K, filed with the SEC on June 2, 2008.

10.119	Form of Director Nonqualified Stock Option Agreement pursuant to the Charles & Colvard, Ltd. 2008 Stock Incentive Plan, incorporated by reference to Exhibit 10.119 to Form 8-K, filed with the SEC on June 2, 2008.

10.120	Letter Agreement, effective July 11, 2008, between Samuel Aaron Inc. and Charles & Colvard, Ltd., incorporated by reference to Exhibit 10.120 to Form 8-K, filed with the SEC on July 17, 2008.*

10.121	Licensing Agreement, dated July 11, 2008, between Samuel Aaron Inc. and Charles & Colvard, Ltd., incorporated by reference to Exhibit 10.121 to Form 8-K, filed with the SEC on July 17, 2008.

10.122	Consulting Agreement, effective July 31, 2008, between Robert S. Thomas and Charles & Colvard, Ltd., incorporated by reference to Exhibit 10.122 to Form 8-K, filed with the SEC on August 6, 2008.

10.123	Letter Agreement, dated September 18, 2008, between Cree, Inc. and Charles & Colvard, Ltd., incorporated by reference to Exhibit 10.123 to Form 8-K, filed with the SEC on September 24, 2008.

10.124	Severance Agreement, effective September 30, 2008, between James R. Braun and Charles & Colvard, Ltd., incorporated by reference to Exhibit 10.124 to Form 8-K, filed with the SEC on October 3, 2008.+

10.125	Letter Agreement, dated October 3, 2008, between Norstel AB and Charles & Colvard, Ltd., incorporated by reference to Exhibit 10.125 to Form 8-K, filed with the SEC on October 7, 2008.

10.126	Amendment to Manufacturing Agreement, dated October 23, 2008, between Reeves Park, Inc. and Charles & Colvard, Ltd., signed by Charles & Colvard, Ltd. On October 27, 2008, incorporated by reference to Exhibit 10.126 to Form 8-K, filed with the SEC on October 31, 2008.*

10.127	Settlement Agreement, effective January 15, 2009, between Charles & Colvard, Ltd. And Reeves Park, Inc., incorporated by reference to Exhibit 10.127 to Form 8-K, filed with the SEC on January 22, 2009.*

10.128	Management Services Agreement, made and entered into as of February 3, 2009, by and between Charles & Colvard, Ltd. And Bird Capital Group, Inc., incorporated by reference to Exhibit 10.128 to Form 8-K, filed with the SEC on February 9, 2009.* +

10.129	Form of Special Committee Restricted Stock Award Agreement pursuant to the Charles & Colvard, Ltd. 2008 Stock Incentive Plan. +

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The registrant has requested that certain portions of this exhibit be given confidential treatment.

+	Denotes a management contract or compensatory plan or arrangement.

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-23329.