Form 10-Q
period 2009-03-31
CHARLES & COLVARD LTD
filed 2009-05-14
CIK 1015155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2009 there were 18,437,398 shares outstanding of the registrant’s Common Stock, no par value per share.

Charles & Colvard, Ltd. and Subsidiary

Part I. FINANCIAL INFORMATION

Item 1:	Financial Statements

Charles & Colvard, Ltd. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Net sales	$2,485,188	$3,403,883
Cost of goods sold	1,082,309	1,157,087

Gross profit	1,402,879	2,246,796

Operating expenses:
Marketing and sales	333,966	1,917,912
General and administrative	2,108,392	1,424,378
Research and development	210,180	14,092

Total operating expenses	2,652,538	3,356,382

Operating loss	(1,249,659)	(1,109,586)

Interest income	10,261	48,559

Loss before income taxes	(1,239,398)	(1,061,027)

Income tax expense (benefit) (Note 7)	27,102	(362,942)

Net loss	$(1,266,500)	$(698,085)

Net loss per share (Note 10):
Basic	$(0.07)	$(0.04)

Diluted	$(0.07)	$(0.04)

Weighted-average common shares:
Basic	18,376,588	18,106,526

Diluted	18,376,588	18,106,526

See Notes to Condensed Consolidated Financial Statements.

Charles & Colvard, Ltd. and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2009	December 31, 2008
Assets
Current Assets:
Cash and equivalents	$5,827,394	$5,587,144
Accounts receivable, net (Note 3)	765,210	3,754,657
Interest receivable	484	2,747
Income tax receivable	2,074,624	2,074,420
Notes receivable	142,000	142,000
Inventory, net (Note 4)	6,555,227	6,849,239
Inventory on consignment, net (Note 5)	966,867	1,442,608
Prepaid expenses and other assets	386,680	500,643
Deferred income taxes	1,484,140	1,231,071

Total current assets	18,202,626	21,584,529

Long-Term Assets
Note Receivable	82,627	82,627
Inventory, net (Note 4)	35,806,544	34,727,841
Furniture and equipment, net	380,104	412,234
Patent and license rights, net	268,730	279,315
Deferred income taxes	685,552	940,903

Total long-term assets	37,223,557	36,442,920

Total assets	$55,426,183	$58,027,449

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$577,123	$1,631,074
Deferred revenue	—	171,181
Accrued payroll	121,309	144,189
Accrued co-op advertising	225,274	401,849
Accrued expenses and other liabilities (Note 6)	624,801	479,395

Total current liabilities	1,548,507	2,827,688

Long-Term Liabilities
Accrued income taxes	3,179,135	3,154,110

Total liabilities	4,727,642	5,981,798

Commitments and contingencies (Note 8)

Shareholders’ Equity
Common stock, no par value	52,910,075	52,910,075
Additional paid-in capital—share based compensation	6,096,636	6,177,246
Accumulated deficit	(8,308,170)	(7,041,670)

Total shareholders’ equity	50,698,541	52,045,651

Total liabilities and shareholders’ equity	$55,426,183	$58,027,449

See Notes to Condensed Consolidated Financial Statements.

Charles & Colvard, Ltd. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Operating Activities:
Net loss	$(1,266,500)	$(698,085)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	42,918	52,319
Share-based compensation	(80,610)	141,432
Loss on disposal of long-term assets	—	7,080
Provision (benefit) for deferred income taxes	2,282	(106,755)
Change in operating assets and liabilities:
Accounts receivable	1,801,321	1,693,496
Income tax receivable	(204)	(232,832)
Inventory	879,176	(849,920)
Prepaid expenses and other assets	113,963	74,052
Other assets	2,263	2,409
Accounts payable	(1,053,951)	(1,582,644)
Deferred revenue	(171,181)	—
Accrued co-op advertising	(176,575)	(135,918)
Accrued expenses and other liabilities	145,406	44,205
Other liabilities	2,145	(72,776)

Net cash provided by (used in) operating activities	240,453	(1,663,937)

Investing Activities:
Purchase of furniture and equipment	—	(28,910)
Patent and license rights costs	(203)	(63,396)
Other	—	513

Net cash used in investing activities	(203)	(91,793)

Change in cash and equivalents	240,250	(1,755,730)

Cash and equivalents, beginning of period	5,587,144	7,048,409

Cash and equivalents, end of period	$5,827,394	$5,292,679

Supplemental Schedule of Cash Flow Data:
Cash paid for income taxes	$—	$—

Supplemental Non-Cash Operating Activity:
Purchase of inventory	$1,188,126	$—

Supplemental Non-Cash Investing Activity:
Reduction of Notes Receivable	$—	$38,490

See Notes to Condensed Consolidated Financial Statements.

Charles & Colvard, Ltd. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all normal recurring adjustments which are necessary for the fair presentation of the results of the interim periods presented. Interim results are not necessarily indicative of results for the year. These financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2008, as set forth in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2009.

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

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary in Hong Kong, Charles & Colvard (HK) Ltd. These consolidated financial statements also include the accounts of a Charles & Colvard controlled company in China, Guangzhou Charles & Colvard Trading Limited, a Chinese corporation. The Company was the beneficial owner of the entire interest in the controlled company, and has consolidated the accounts of the controlled company in its consolidated financial statements. All inter-company accounts have been eliminated. During the year ended December 31, 2008, the Company closed the operations of both its Hong Kong subsidiary and the controlled company in China.

All of the Company’s activities are within a single reportable segment. The following tables present certain data by geographic area:

	Three Months Ended March 31,
Net Sales	2009	2008
United States	$1,728,504	$2,442,917
International	756,684	960,966

Total	$2,485,188	$3,403,883

	March 31, 2009	December 31, 2008
Furniture and equipment, net
United States	$380,104	$412,234
International	—	—

Total	$380,104	$412,234

	March 31, 2009	December 31, 2008
Patent and license rights, net
United States	$95,635	$100,397
International	173,095	178,918

Total	$268,730	$279,315

2. Newly Adopted/Issued Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“FAS 141R”). FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. FAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement was effective for business combinations occurring on or after January 1, 2009. The adoption of FAS 141R did not have an effect on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“FAS 160”). FAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. FAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement was effective for the Company beginning January 1, 2009. The adoption of FAS 160 did not have an effect on our consolidated financial statements.

3. Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash equivalents and trade receivables. The Company maintains cash and cash equivalents with high quality financial institutions and invests in low risk securities, primarily money market funds.

Trade receivables potentially subject the Company to credit risk. The Company’s standard payment terms are generally between 30 and 60 days for jewel distributors and generally between 60 to 120 days for jewelry manufacturers. The Company extends credit to its customers based upon a number of factors, including an evaluation of the customer’s financial condition and credit history, the customer’s payment history with the Company, the customer’s reputation in the trade and an evaluation of the Company’s opportunity to introduce our jewel to new or expanded markets.

As of March 31, 2009, the Company had trade accounts receivable from Reeves Park, Inc. (“Reeves Park”) of $0.7 million, or 25% of receivables (not considering the allowances for uncollectible accounts or returns). This reduction in receivables from $4.9 million or 62% of receivables at December 31, 2008 is the result of the Company entering into a settlement agreement with Reeves Park in January 2009 to settle the outstanding balance. Under the terms of the settlement agreement, the Company accepted a return of inventory, received directly certain cash payments due to Reeves Park from its customers and received a settlement fee payment from Reeves Park. Based on the $2.3 million estimated net realizable value of the transactions under the settlement agreement, the Company increased its allowance for uncollectible accounts at December 31, 2008 for Reeves Park to $2.6 million. The transactions under the settlement agreement are substantially complete as of March 31, 2009. The allowance for uncollectible accounts at March 31, 2009 attributable to Reeves Park is $0.6 million. As of March 31, 2009, trade accounts receivable from Reeves Park, net of the allowances for uncollectible accounts is $0.1 million, or 17% of net receivables compared to $2.3 million, or 61% of net receivables at December 31, 2008.

The only other customer who accounted for more than 10% of receivables at March 31, 2009 and December 31, 2008 was K&G Creations (“K&G”). K&G represents 42% of receivables (not considering our allowances for uncollectible accounts or returns) at March 31, 2009 and represented 15% of receivables (not considering our allowances for uncollectible accounts or returns) at December 31, 2008. In June 2008, the Company filed a collection action in the United States District Court, Eastern District of North Carolina, Western Division, against K&G for collection of in excess of $2.8 million owed to the Company under a manufacturing agreement between the Company and K&G that was terminated as of December 31, 2007. The Company seeks to recover approximately $2.8 million, with interest accruing at the contract rate of 12% from July 4, 2008, for moissanite jewels delivered and sold to K&G. As of March 31, 2009 and December 31, 2008, the Company has fully reserved the receivable from K&G. No sales have been recorded to K&G during 2009 or 2008.

Sales are also concentrated amongst a few larger customers. See table below showing the percentage of sales for each of our major customers for the three months ended March 31, 2009 and 2008. Any amounts less than 10% are indicated by “—” in the table below.

	Three Months Ending March 31,
	2009	2008
Customer A	11%	—
Customer B	10%	—
Customer C	—	20%
Reeves Park	—	19%

4. Inventory

Inventories are stated at the lower of cost or market determined on a first in, first out basis. Inventory costs include direct material and labor, inbound freight, purchasing and receiving costs, inspection costs and warehousing costs. Any inventory on-hand in excess of the Company’s current requirements based on historical and anticipated level of sales is classified as long-term on the Company’s consolidated balance sheets.

The Company currently sells one grade of jewel with limited exceptions to test market acceptance. The grade is classified as “very good” and consists of near-colorless jewels that meet certain standards. Only “very good” jewels are valued in inventory. Jewels, including colored jewels, which have not met the Company’s quality standards are not valued in inventory. As market conditions change, including the influences of customer demand, there may be a market for a portion of this unvalued inventory that management may pursue in the future.

Obsolescence is not a factor in the Company’s inventory valuation. The Company’s jewels do not degrade over time and inventory generally consists of the cuts and sizes most commonly used in the jewelry industry. In addition, the majority of inventory is not mounted in finished jewelry settings. As a result, our inventories are not subject to fashion trends. We have very small market penetration in the worldwide jewelry market and the Company has the exclusive right in many countries through 2015 to produce and sell lab-created silicon carbide (“SiC”) for use in jewelry applications. In view of the foregoing factors, management has concluded that no excess or obsolete inventory reserve requirements exist as of March 31, 2009. All inventories are carefully reviewed for quality standards before they are entered into finished goods. As the quality of the Company’s raw material has improved, so have the standards used to evaluate finished goods. To ensure the Company’s inventory meets our current standards, the Company reviews the inventory on an ongoing basis.

The Company does not actively market the majority of its jewelry inventory. As a result, a jewelry inventory reserve was established to reduce the jewelry inventory value to scrap value, or the amount we would expect to obtain by melting the gold in the jewelry and putting the jewels that meet our grading standards back into loose stone inventory. Jewelry inventory, net of a $1,150,000 and $245,000 reserve at March 31, 2009 and December 31, 2008, was $1,516,724 and $208,807 respectively. As part of the January 2009 settlement agreement with Reeves Park, we received jewelry inventory to reduce the open receivable due to us. The majority of the jewelry received in this transaction was reserved to scrap value due to the lack of a plan to market this inventory. In addition, finished goods are shown net of reserve of $400,000 at March 31, 2009 and December 31, 2008. This reserve was established to allow for the carat weight loss associated with the possible re-cutting of a portion of the finished goods inventory. There are certain jewels in inventory that may be re-cut to achieve higher quality standards. The need for adjustments to these reserves is evaluated on a period-by-period basis.

The Company’s inventories consist of the following as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008

Raw materials	$6,755,863	$6,755,863
Work-in-process	1,895,637	1,969,806
Finished goods	33,710,271	32,851,411

Total Inventory	$42,361,771	$41,577,080

There is $35,806,544 and $34,727,841 of inventory classified as long-term on the Company’s condensed consolidated balance sheets as of March 31, 2009 and December 31, 2008, respectively.

5. Inventory on Consignment

Periodically, the Company ships jewels to customers on “memo” terms. For shipments on “memo” terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. The Company does not recognize revenue on these transactions until the earlier of (1) the customer informing the Company that it will keep the jewels or (2) the expiration of the memo period if the jewels are not returned. Jewels shipped to customers on “memo” are classified as inventory on consignment on the Company’s consolidated balance sheets. Inventory on consignment is shown net of a reserve of $392,000 and $285,000 at March 31, 2009 and December 31, 2008, respectively. The majority of this reserve is to allow for certain jewels on consignment with customers that may not be returned or may be returned to us damaged. Of this reserve at March 31, 2009, $132,000 is provided to reserve for certain jewelry on consignment at a retailer reflecting the amount we expect to recover as the retailer recently filed for Chapter 11 bankruptcy protection.

6. Accrued Expenses

During the year ended December 31, 2008, the Company reduced staffing levels resulting in severance expense of approximately $659,000. This expense was included in operating expenses on our 2008 Statement of Operations. As of March 31, 2009 and December 31, 2008, there was $112,000 and $227,000 of this severance pay, respectively, included in accrued expenses and other liabilities on the Company’s consolidated balance sheets.

On February 5, 2009, the Company ended its employment relationship with three executive officers. The former executive officers have individually disputed the Company’s belief that no severance obligations are due under the terms of their respective employment agreements. The Company has negotiated in good faith with each of the executive officers to resolve their individual claims. The Company estimates future costs of $250,000, in the aggregate, for legal and administrative fees and settlement of these claims. This amount is included in accrued expenses and other liabilities on the Company’s consolidated balance sheets as of March 31, 2009.

7. Income Taxes

During the three months ended March 31, 2009, the Company did not recognize an income tax benefit for operating losses due to the uncertainty of sufficient future taxable income to utilize our deferred tax assets.

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

The Company also had other operating leases in Hong Kong and China. Due to the closing of operations in Hong Kong and China during 2008, all remaining lease commitments in those regions have been terminated with one exception. There is an office lease in Hong Kong that expires in December 2009. As of March 31, 2009, the remaining lease commitment on this lease, net of the security deposit, is $30,000. As the space is not being utilized, the remaining lease commitment was expensed in the 2008 Statement of Operations.

The future minimum lease payments of the Company, excluding the Hong Kong lease discussed above, are as follows: $118,000 for the remainder of 2009, $160,000 in 2010, and $95,000 in 2011, totaling $373,000. Rental expense incurred for operating leases for the three months ended March 31, 2009 and March 31, 2008 was $42,000 and $71,000, respectively.

Purchase Commitments

On June 6, 1997, the Company entered into an amended and restated exclusive supply agreement with Cree, Inc. (“Cree”). The exclusive supply agreement had an initial term of ten years that was extended in January 2005 to July 2015. In connection with the exclusive supply agreement, we have committed to purchase a minimum of 50% (by dollar volume) of our requirements for silicon carbide (“SiC”) crystals from Cree. If our orders require Cree to expand beyond specified production levels, we must commit to purchase certain minimum quantities. In September 2008, the Company entered into an agreement with Cree to suspend the Company’s commitment to purchase $710,000 of silicon carbide inventory from Cree during the fourth quarter of 2008. This purchase commitment will be included in the Company’s yet to be established 2009 purchase commitment with Cree. We did not have any purchases from Cree during the three months ended March 31, 2009.

In February 2005, the Company entered into an exclusive supply agreement with Norstel for the supply of SiC crystals for use in the manufacturing of moissanite jewels. In April 2008, the Company entered into an amendment to the exclusive supply agreement with Norstel due to an update of Norstel’s delivery schedule and capability and also due to the Company’s desire to limit its purchase of raw materials. Under the amendment, the Company’s minimum purchase commitment from Norstel continues until (i) the Company has purchased an aggregate amount of approximately $7.9 million of SiC crystals, or (ii) September 26, 2011, whichever occurs first. This purchase commitment is contingent upon Norstel being able to deliver SiC crystals of acceptable quality in the amount committed. In October 2008, the Company entered into a new letter agreement which suspended the Company’s commitment to purchase silicon carbide inventory from Norstel during the fourth quarter of 2008. It is not yet determined what the Company’s commitment to Norstel will be for 2009, although we have committed to purchase a minimum of 40% of our quarterly SiC requirements from Norstel. In addition, the Company advanced $400,000 to Norstel in 2005 for the purchase of certain equipment. This advance, which is in the form of a note receivable, began to be repaid in January 2007 through a 20% reduction on the invoice for subsequent purchases of SiC crystals. Effective March 1, 2008, pursuant to the April 2008 amendment, the Company began receiving a 30% reduction on the invoice for subsequent purchases of SiC crystals, and will continue to receive this reduction until the advance is repaid. The balance on the advance as of March 31, 2009 was $224,627. Due to the suspension of purchases with Norstel, the Company classified $82,627 of this note receivable as long-term on the Company’s condensed consolidated balance sheets as of March 31, 2009.

In December 2008, the Company entered into a research and development agreement that requires the Company to pay $50,000 per month for six months beginning in January 2009. As of March 31, 2009, the Company has paid $150,000 under this agreement.

Legal Proceedings

On June 16, 2008, the Company filed a collection action in the United States District Court, Eastern District of North Carolina, Western Division, against K&G Creations for collection of in excess of $2.8 million owed to us under a manufacturing agreement between the Company and K&G Creations that was terminated as of December 31, 2007. The Company seeks to recover approximately $2.8 million, with interest accruing at the contract rate of 12% from July 4, 2008, for moissanite jewels delivered and sold to K&G Creations. On July 14, 2008, K&G Creations filed its answer, counterclaim and related pleadings in which it generally denied our claims and asserted counterclaims against us and certain of our now former executive officers for $50 million for alleged breach of the manufacturing agreement in connection with alleged overcharges for moissanite jewels, misrepresentations regarding pricing, interference with its business relationships, forcing K&G Creations out of the moissanite business and related matters. On February 23, 2009, the Company announced that discussions with K&G Creations regarding possible settlement of litigation between the parties have been unsuccessful. Management believes that the counterclaims are without merit and we intend to vigorously pursue our claims against K&G Creations and vigorously defend against the counterclaims. The case is currently scheduled for trial in December 2009.

On February 5, 2009, the Company ended its employment relationship with three executive officers. The former executive officers have individually disputed the Company’s belief that no severance obligations are due under the terms of their respective employment agreements. The Company has negotiated in good faith with each of the executive officers to resolve their individual claims. The Company estimates future costs of $250,000, in the aggregate, for legal and administrative fees and settlement of these claims. The settlement of these claims is not yet finalized, but the Company recorded its best estimate on the amount based on current facts and circumstances.

9. Share-Based Compensation

The following table summarizes the components of the Company’s share-based compensation included in net income:

	Three Months Ended March 31,
	2009	2008
Employee Stock Options	$(160,930)	$65,912
Consultant Stock Options	—	(105)
Restricted Stock Awards	80,320	75,625
Income Tax Benefit	6,525	(39,671)

Total	$(74,085)	$101,761

In addition, $1,736 of share-based compensation was capitalized as a cost of inventory during the three months ended March 31, 2008 and there was no share-based compensation capitalized as a cost of inventory during the three months ended March 31, 2009. There was a $180,000 decrease in compensation costs on employee stock options during the three months ended March 31, 2009 due to the February 2009 terminations of three executive officers.

As of March 31, 2009, the unrecognized share-based compensation expense related to non-vested stock options is approximately $2,000, which is expected to be recognized over a weighted average period of approximately 13 months.

The following is a summary of stock option activity for the Company. As of March 31, 2009, no stock options have yet to be issued under the 2008 Stock Incentive Plan.

	1997 Omnibus Plan
	Number of Shares	Weighted- Average Exercise Price
Outstanding, December 31, 2008	739,164	$5.94
Granted	—	—
Exercised	—	—
Canceled	(39,530)	10.30

Outstanding, March 31, 2009	699,634	$5.69

The following summarizes information about stock options at March 31, 2009:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Outstanding as of 3/31/2009	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable as of 3/31/2009	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Vested or Expected to Vest as of 3/31/2009	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
699,634	3.50	$5.69	699,034	3.50	$5.69	699,618	3.50	$5.69

The aggregate intrinsic value of options outstanding, exercisable, vested or expected to vest at March 31, 2009 was $0. This amount is before applicable income taxes and represents the closing stock price of the Company’s common stock at March 31, 2009 less the grant price, multiplied by the number of options that have a grant price that is less than the closing stock price. This amount represents the amount that would have been received by the optionees had these options been exercised on that date. Based on the March 31, 2009 stock price, there are no outstanding options with an intrinsic value. During the three months ended March 31, 2009, the aggregate intrinsic value of options exercised was $0 as no options were exercised.

The fair value of each option grant is estimated on the grant date using the Black-Scholes-Merton option pricing model. No options were granted during the three months ended March 31, 2009 or March 31, 2008.

The following is a summary of activity for restricted stock granted by the Company:

	Number of Shares	Grant Date Fair Value
Non-vested at January 1, 2009	227,610	$1.34
Granted	103,262	0.46
Vested	—	—
Cancelled	—	—

Non-vested at March 31, 2009	330,872	$1.07

On May 30, 2008, the Company granted its non-employee Board members an aggregate of 227,610 shares of restricted stock. The board members cannot sell these shares until their one-year term on the board expires on the date of the annual meeting in May 2009. The fair value of the restricted stock granted was $305,000 based on the closing market price of the Company’s common stock on May 30, 2008. As of March 31, 2009, unrecognized compensation expense related to non-vested restricted stock was $50,000, which will be amortized on a straight line basis through May 2009.

On February 19, 2009, the Company granted five of its non-employee Board members (excluding Richard A. Bird) an aggregate of 103,262 shares of restricted stock in connection with the negotiation of a Management Services Agreement between the Company and Bird Capital Group, Inc. The five Board members cannot sell these shares until one year from the grant date. The fair value of the restricted stock granted was $47,500 based on the closing market price of the Company’s common stock on February 19, 2009. As of March 31, 2009, unrecognized compensation expense related to non-vested restricted stock was $42,000, which will be amortized on a straight-line basis through February 2010.

10. Net Income (Loss) Per Share

Basic net income (loss) per share computations are based on the weighted-average common shares outstanding. Diluted net income (loss) per share computations include the dilutive effect, if any, of stock options using the treasury stock method. The following table reconciles the differences between the basic and diluted earnings per share presentations:

	Three Months Ended March 31,
	2009	2008
Numerator:
Net loss	$(1,266,500)	$(698,085)

Denominator:
Weighted Average Shares Outstanding
Basic	18,376,588	18,106,526
Stock Options	—	—

Diluted	18,376,588	18,106,526

Net Loss Per Share:
Basic	$(0.07)	$(0.04)

Diluted	$(0.07)	$(0.04)

For the three months ended March 31, 2009 and 2008, stock options to purchase approximately 699,000 and 929,000 shares, respectively, were excluded from the computation of diluted net income per share because the exercise price of the options was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to net income (loss) per share.

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

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future. You should be aware that although the forward-looking statements included herein represent management’s current judgment and expectations, our actual results may differ materially from those projected, stated or implied in these forward-looking statements as a result of many factors, including, but not limited to the recent downturn in the worldwide economy and its ongoing impact on our business and the business of our customers and suppliers, any continued trends in the general economy that would adversely affect consumer spending, a further decline in our sales, dependence on consumer acceptance of the Company’s products, dependence on Cree, Inc. as the current supplier of most of the raw material, ability to develop a material second source of supply, dependence on a limited number of customers, risks of conducting operations in foreign countries, dependence on third parties, continued listing of our common stock on the NASDAQ Global Select Market, the impact of significant changes in our management on our ability to execute our business strategy in the near-term, and the impact of adverse resolution of legal proceedings on our operating results or financial condition, in addition to the other risks and uncertainties described in more detail in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. Forward-looking statements speak only as of the date they are made. We undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur except as required by the federal securities laws, and you are urged to review and consider disclosures that we make in the reports that we file with the Securities and Exchange Commission that discuss other factors relevant to our business.

Overview

We manufacture, market and distribute Charles & Colvard created Moissanite jewels (also called moissanite) for sale in the worldwide jewelry market. Moissanite, also known by its chemical name, silicon carbide (SiC), is a rare, naturally occurring mineral found primarily in meteors. As the sole manufacturer of scientifically-made moissanite jewels, our strategy is to establish Charles & Colvard as a reputable, high-quality and sophisticated brand and position moissanite as a unique jewel, distinct from all others based on its exceptional fire, brilliance, luster, durability and rarity. We primarily sell loose moissanite jewels, although we have begun to sell a limited amount of moissanite jewelry. Moissanite has primarily been marketed to the self-purchasing woman as the perfect reward or indulgence for a woman celebrating her achievements or milestones in her life. Beginning in 2008 and continuing in to 2009, Charles & Colvard has expanded its marketing message beyond the self-purchasing woman to include a larger marketplace such as, bridal, anniversary and gift-giving. Moissanite is also marketed to the jewelry trade as a new jewelry category with a unique business opportunity.

Sales for the first quarter of 2009 were 27% less than sales during the same period of 2008 primarily due to a significant slowdown in the retail environment and reduced purchases from jewelry manufacturers serving major retailers that sell moissanite jewelry. A $0.7 million reduction in operating expenses resulted from very tight cost control and decreased expenses for sales and marketing programs. Net loss for the first quarter was $1.3 million, or $0.07 per diluted share, compared with a net loss of $0.7 million, or $0.04 per diluted share, for the first quarter of 2008. The 2008 first quarter net loss benefited from a $0.4 million income tax benefit. We did not recognize an income tax benefit for our operating losses during the first quarter of 2009 due to the uncertainty of sufficient future taxable income to utilize our deferred tax assets.

On February 3, 2009, the Company elected George R. Cattermole as Chairman of the Board of Directors and entered into a Management Services Agreement with Bird Capital Group, Inc. (“BCG”) under which BCG provides management services to the Company, including the services of Richard A. Bird as the Company’s full-time non-employee Chief Executive Officer. On February 5, 2009, the Company ended its employment relationship with three executive officers: the President and Chief Marketing Officer; the Senior Vice President of Sales and its Vice President of Operations.

In accordance with the terms of the Management Services Agreement, BCG delivered its strategy report to the Company on April 15, 2009 and presented the report to the Board of Directors on April 20, 2009. The report recognizes the distinctions between the jewel business and the jewelry business. Our primary business is the moissanite jewel business in which we have the advantages of being the sole-source worldwide. Strategically, we are seeking to expand moissanite’s market reach globally, increase market awareness of our jewel, develop additional marketing channels to the consumer and help create a more compelling consumer value proposition that will drive increased demand.

Due to the difficult economic environment, our current priority is to generate positive cash flow and to stabilize the Company’s financial position through cost cutting initiatives and selling down our inventory. We plan to continue the support of our current customers and retailer channels to attempt to gain more sales opportunities. We have also broadened the marketing opportunity for our current customers to have more flexibility in marketing and selling to different segments of the market including bridal and gift-giving. We fully recognize the challenges of our current business in the current economy, and our legacy issues do divert resources from our strategic initiatives. It will take time to accomplish the improvements we seek. However, we believe we have a strategic direction that can ultimately improve our business significantly.

Results of Operations

The following table shows certain Consolidated Statement of Operations data as a percentage of sales for the periods presented. A detailed explanation of our results of operations follows this table:

	Three Months Ended March 31,
	2009		2008
Net Sales	100%	$2,485,188	100%	$3,403,883
Gross profit	56%	1,402,879	66%	2,246,796
Marketing & sales expenses	13%	333,966	56%	1,917,912
General & administrative expenses	85%	2,108,392	42%	1,424,378
Operating loss	—	(1,249,659)	—	(1,109,586)
Net loss	—	(1,266,500)	—	(698,085)

Three Months ended March 31, 2009 compared with Three Months ended March 31, 2008

Net sales were $2,485,188 for the three months ended March 31, 2009 compared to $3,403,883 for the three months ended March 31, 2008, a decrease of $918,695 or 27%. Carat sales of moissanite jewels and jewelry decreased 29% to approximately 13,000 carats from 18,000 carats. Sales of moissanite jewelry represented 18% of total sales (remaining amount is loose jewels) compared to 1% of total sales in the same period of 2008. The majority of our moissanite jewelry sales in 2009 were to a certain customer for sales at trunk show events. The average selling price per carat for our sales of loose jewels decreased 13% primarily due to a special pricing promotion offered to our customers during the three months ended March 31, 2009. U.S. sales accounted for approximately 70% and 72% of sales during the three months ended March 31, 2009 and 2008, respectively.

U.S. net sales and carat shipments, excluding consigned inventory, decreased by 29% and 42%, respectively, for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. U.S. sales decreased primarily due to a significant slowdown in the retail environment and reduced purchases from jewelry manufacturers serving major retailers that sell moissanite jewelry. Some of our retailers have indicated they are experiencing less than desired inventory turn for their moissanite jewelry. There has been a pullback in consumer spending that has negatively affected the jewelry industry and exacerbated the moissanite jewelry retail inventory turn issue. We saw no significant orders during the three months ended March 31, 2009 from our manufacturing customers to support in-case business at the largest retailers selling moissanite jewelry. Further, we do not expect significant orders from our manufacturing customers to service these larger retailers in the near-term. As retailers evaluate their business, we are at risk that some retailers may not be able to achieve acceptable financial performance and may choose not to continue selling moissanite jewelry.

Also negatively impacting revenue during the three months ended March 31, 2009 was the termination of our manufacturing agreement with Reeves Park. Our manufacturing agreement with Reeves Park was terminated during the fourth quarter of 2008 due to repeated failure by Reeves Park to make timely payments on their open payables to us. We are currently in the process of reviewing the retailers supplied by Reeves Park in an attempt to ensure these retailers can find a supplier of moissanite jewelry if they choose to stay in the moissanite jewelry business. A few of these retailers have decided not to continue carrying moissanite jewelry. As other former retailers of Reeves Park potentially transition to new manufacturers, we will likely see a negative impact on our results of operations, at least in the near term. One of these retailers returned to us a consignment of Reeves Park jewelry which we assumed from Reeves Park as part of our settlement agreement with Reeves Park. This retailer is still currently selling moissanite jewelry, but has consolidated its inventory into fewer stores in an attempt to achieve better inventory turn. We did not have any sales to Reeves Park during the three months ended March 31, 2009, and they accounted for 19% of our sales during the same period of 2008.

Our two largest customers during the three months ended March 31, 2009 accounted for 11% and 10%, respectively, of our sales compared to 0% and 9%, respectively, for the same period of 2008. We expect that we will remain dependent on our ability and that of our largest customers to maintain and enhance their retail programs. A change in or loss of any of these customer or retailer relationships could have a material adverse effect on our results of operations. One of the retailers carrying moissanite jewelry filed for Chapter 11 bankruptcy protection in March 2009 and may not continue selling moissanite jewelry.

International net sales decreased by 21% while carat shipments increased by 5% for the three months ended March 31, 2009 as compared to the same period of 2008. International sales decreased primarily due to decreased sales to Italy and Mexico. A portion of our international sales is due to jewels sold internationally that will be re-imported to North American retailers. Our top three international distributors during the three months ended March 31, 2009 were located in Hong Kong, India and Italy.

Our gross profit margin was 56.4% for the three months ended March 31, 2009 compared to 66.0% for the three months ended March 31, 2008. The decreased gross profit margin percentage was primarily caused by higher production costs in the first-in, first-out accounting period relieved from inventory, a 13% decrease in our average selling price per carat for loose jewels, and the establishment of a $132,000 lower of cost or market reserve against certain jewelry on consignment. This reserve was required due to an assessment of the amount we expect to recover on certain jewelry on consignment with a retailer who recently filed for Chapter 11 bankruptcy protection. The effect of the factors discussed above on our gross profit margin percentage was partially offset by activities that took place during the three months ended March 31, 2008 related to K&G Creations, including the write-off of a portion of the consigned jewels returned to us damaged by K&G Creations and the establishment of a $115,000 damaged stone reserve in anticipation of future damaged jewels returned by K&G Creations. These events decreased the gross profit percentage for the three months ended March 31, 2008 by 8 percentage points.

Marketing and sales expenses were $333,966 for the three months ended March 31, 2009 compared to $1,917,912 for the three months ended March 31, 2008, a decrease of $1,583,946 or 83%. As a percentage of sales, these expenses decreased to 13% from 56% in the same period of 2008. The primary reasons for the decrease in expenses were a $723,000 decrease in advertising expenses and a $539,000 decrease in compensation costs. Our direct advertising costs decreased by $457,000 and our co-op advertising expense decreased by $266,000. We reduced marketing activities as we assessed the effectiveness of our marketing and sales strategies. Our co-op advertising program reimburses a portion of our customers’ marketing costs based on the amount of their purchases from us, and is subject to the customer providing us documentation of all advertising copy that includes our products. Our co-op advertising expense decreased due to lower sales and due to our customers using less of their earned 2008 co-op than we estimated at 2008 year end. The decrease in compensation costs can be attributed to decreased salary expense and $180,000 of previously recorded share-based compensation that was reversed during the three months ended March 31, 2009 due to certain stock options not vesting for two terminated executive officers.

General and administrative expenses were $2,108,392 for the three months ended March 31, 2009 compared to $1,424,378 for the three months ended March 31, 2008, an increase of $684,014 or 48%. As a percentage of sales these expenses increased to 85% from 42% in the same period of 2008. The increase in expenses is primarily due to $306,000 of increased fees for professional services and $250,000 of accrued expenses for the estimated liability due to a dispute with three former executive officers. Professional services increased mostly due to $350,000 of fees paid to Bird Capital Group under the February 2009 Management Services Agreement and $149,000 of increased legal fees, partially offset by $187,000 of fees incurred during the three months ended March 31, 2008 associated with the services rendered in conjunction with a review of our business strategy. On February 5, 2009, the Company ended its employment relationship with three executive officers. The former executive officers have individually disputed the Company’s belief that no severance obligations are due under the terms of their respective employment agreements. The Company has negotiated in good faith with each of the executive officers to resolve their individual claims and estimates future costs of $250,000, in the aggregate, for legal and administrative fees and settlement of these claims.

General and administrative expenses are $250,000 higher than the amount originally announced in our quarterly earnings release dated May 5, 2009 to reflect a reserve provided for continuing legal and administrative costs and estimated settlement amounts related to developments on the claims with the three former executive officers.

Research and development expenses were $210,180 for the three months ended March 31, 2009 compared to $14,092 for the three months ended March 31, 2008, an increase of $196,088. As a percentage of sales these expenses increased to 8% from less than 1% in the same period of 2008. Of the increase in expenses, $150,000 is attributable to the December 2008 research and development agreement that requires us to pay $50,000 per month for six months beginning in January 2009.

Interest income was $10,261 for the three months ended March 31, 2009 compared to $48,559 for the three months ended March 31, 2008, a decrease of $38,298 or 79%. This decrease resulted primarily from a lower interest rate earned on our cash balances.

During 2008, we recorded a valuation allowance against certain deferred tax assets. Due to continued uncertainty over sufficient future taxable income to fully use these deferred tax assets, we did not record an income tax benefit for the losses incurred during the three months ended March 31, 2009. There was $27,102 of income tax expense during the three months ended March 31, 2009 due to interest and penalties accrued under the provisions of FIN 48 for uncertain tax positions. We did record an income tax benefit for the losses incurred during the three months ended March 31, 2008. Our effective income tax benefit rate for the three months ended March 31, 2008 was 34%. Our statutory tax rate is 38.5% and consists of the Federal income tax rate of 34% and the North Carolina state income tax rate of 4.5%, net of the federal benefit. Our effective income tax benefit rate is lower than the statutory rate during the three months ended March 31, 2008 primarily due to the effect of losses at our non-U.S. operations as we did not record a benefit for these non-U.S. losses due to the uncertainty of generating sufficient future taxable income in these tax jurisdictions to offset the losses. In August 2008, we closed operations in these jurisdictions.

Liquidity and Capital Resources

At March 31, 2009, we had approximately $5.8 million of cash and equivalents and $16.7 million of working capital as compared to $5.6 million of cash and equivalents and $18.8 million of working capital at December 31, 2008. As further described below, cash and equivalents increased during the three months ended March 31, 2009 primarily as a result of $0.2 million of cash provided by operations. The decrease in working capital is primarily attributable to the decrease in accounts receivable and the reclassification of inventory between current and long-term assets, partially offset by the decrease in accounts payable.

Our principal sources of liquidity are cash on-hand and cash expected to be generated by operations in future periods. In April 2009, we received the $2.1 million income tax receivable from the IRS. During the three months ended March 31, 2009, $0.2 million of cash was provided by operations primarily as a result of a $1.8 million decrease in accounts receivable (excluding the impact of the change in reserves), a $0.9 million decrease in inventory, partially offset by a $1.1 million decrease in accounts payable and our $1.3 million net loss. Accounts receivable were down primarily due to cash collections and the impact of our settlement with Reeves Park. While total inventory increased by $0.3 million, there was a $1.2 million non-cash purchase of jewelry inventory under the terms of our settlement agreement with Reeves Park. Our accounts payable are typically at their highest level at December 31 of each year due to our increased expenses for sales and marketing during the fourth quarter holiday season, and our decrease in accounts payable is due to payments made on these expenses as well as due to the overall reduction in expenses and inventory purchase commitments consistent with our efforts to reduce costs and inventory while conserving cash.

We did not make any purchases of raw material inventory during the three months ended March 31, 2009. During 2008, we significantly reduced our raw material inventory purchase commitments over prior years to improve cash flow from operations. Further, we were able to negotiate with our two leading raw material suppliers to defer purchases during the three months ended December 31, 2008 into 2009, while keeping in place our long-term supply agreements. We expect our reduced and deferred purchase commitments to help us convert inventory into cash at a faster rate. Our raw material inventories of SiC crystals are purchased under exclusive supply agreements with a limited number of suppliers. Because the supply agreements restrict the sale of these crystals to only us, the suppliers negotiate minimum purchase commitments with us that, combined with our reduced sales, have resulted in levels of inventories that are higher than we might otherwise maintain. Our current rate of sales and the high level of inventory resulted in $35.8 million of our inventories being classified as long-term assets at March 31, 2009.

On June 6, 1997, we entered into an amended and restated exclusive supply agreement with Cree. The exclusive supply agreement had an initial term of ten years that was extended in January 2005 to July 2015. In connection with the exclusive supply agreement, we have committed to purchase a minimum of 50% (by dollar volume) of our requirements for SiC crystals from Cree. If our orders require Cree to expand beyond specified production levels, we must commit to purchase certain minimum quantities. In September 2008, the Company entered into an agreement with Cree to suspend the Company’s commitment to purchase $710,000 of silicon carbide inventory from Cree during the fourth quarter of 2008. This purchase commitment will be included in the Company’s yet to be established 2009 purchase commitment with Cree.

In February 2005, we entered into an exclusive supply agreement with Norstel AB (“Norstel”) for the supply of SiC crystals for use in the manufacturing of moissanite jewels. In April 2008, we entered into an amendment to the exclusive supply agreement with Norstel due to an update of Norstel’s delivery schedule and also due to our desire to limit our purchase of raw materials. Under the amendment, the Company’s minimum purchase commitment from Norstel continues until (i) the Company has purchased an aggregate amount of approximately $7.9 million of SiC crystals, or (ii) September 26, 2011, whichever occurs first. We purchased $550,000 since inception of the exclusive supply agreement. In October 2008, the Company entered into a new letter agreement with Norstel which amended and supplemented the April 2008 amendment. Pursuant to the new letter agreement, the Company’s commitment to purchase silicon carbide inventory from Norstel during the fourth quarter of 2008 was suspended. It is not yet determined what the Company’s total commitment from Norstel will be for 2009, although we have committed to purchase a minimum of 40% of our quarterly SiC requirements from Norstel. In addition, we advanced $400,000 to Norstel in 2005 for the purchase of certain equipment. This advance, which is in the form of a note receivable, began to be repaid in January 2007 through a 20% reduction on the invoice for subsequent purchases of SiC crystals. Effective March 1, 2008, pursuant to the April 2008 amendment, we began receiving a 30% reduction on the invoice for subsequent purchases of SiC crystals from Norstel, and will continue to receive this reduction until the advance is repaid. The balance on the advance as of March 31, 2009 was $224,627. Due to the suspension of purchases with Norstel, the Company classified $82,627 of this note receivable as long-term on the Company’s condensed consolidated balance sheets as of March 31, 2009.

As of March 31, 2009, we had trade accounts receivable from Reeves Park of $0.7 million, or 25% of receivables (not considering our allowances for uncollectible accounts or returns). As of December 31, 2008, we had trade accounts receivable from Reeves Park of $4.9 million, or 62% of receivables (not considering our allowances for uncollectible accounts or returns). In January 2009, we entered into a settlement agreement with Reeves Park to settle the outstanding balance by accepting a return of inventory, the receipt of certain cash payments due to Reeves Park from its customers, and the payment of a settlement fee to the Company by Reeves Park. Based on the $2.3 million estimated net realizable value of the transactions under the settlement agreement, the Company increased its allowance for uncollectible accounts at December 31, 2008 for Reeves Park to $2.6 million. The transactions under the settlement agreement are substantially complete as of March 31, 2009. The allowance for uncollectible accounts at March 31, 2009 attributable to Reeves Park is $0.6 million. As of March 31, 2009, trade accounts receivable from Reeves Park, net of the allowances for uncollectible accounts is $0.1 million, or 17% of net receivables compared to $2.3 million, or 61% of net receivables at December 31, 2008.

On February 3, 2009, we entered into a Management Services Agreement (the “Agreement”) with Bird Capital Group, Inc. (“BCG”) under which BCG provides management services to the Company, including the services of Richard A. Bird, a current director of the Company, as the Company’s full-time non-employee Chief Executive Officer. The services to be provided by BCG include the development of a new strategy of the Company for growth and competitive success. The initial term of the Agreement is scheduled to end on December 31, 2010. After the initial term, the Agreement would automatically renew for three successive one-year terms unless terminated by the Company within 30 days of the receipt of audited year-end financial statements if the Company has not met certain annual sales and operating income thresholds. The Agreement is terminable “for cause” (as defined in the Agreement) or upon the death or incapacitation of Mr. Bird. BCG also may terminate the Agreement if there is a Change of Control (as defined in the Agreement) of the Company at any time prior to February 1, 2014. Upon such termination, BCG would receive all money and bonuses due under the Agreement plus an early termination payment equal to $1,400,000 if the Change of Control occurs before February 1, 2011 and $900,000 if the Change of Control occurs on or after February 1, 2011, provided that the early termination payment for a Change of Control on or after February 1, 2011 would be payable only if the annual sales or operating income threshold referred to above is met for the calendar year immediately preceding the Change of Control.

The Agreement provides for monthly management fees payable to BCG. BCG will receive $75,000 per month during 2009, except the monthly fee was $175,000 per month for each of the first two months of the Agreement to compensate BCG for additional work with respect to the new strategy. All fees paid under this Agreement are included in general and administrative expenses on our statement of operations. Beginning on January 1, 2010 and on January 1 of each succeeding year of the Agreement, the fee will be subject to certain adjustments. The Agreement also provides for potential short- and long-term bonuses payable to BCG. BCG would receive a one-time bonus equal to 10% of any realized gross profit, with certain exceptions, that is collected in cash from the reduction of finished goods inventory as of January 31, 2010 compared to January 31, 2009. In addition, BCG would receive a possible bonus based on any net amounts realized upon any settlement of certain pending litigation. Long-term bonuses potentially payable to BCG include an annual bonus equal to 20% of the Company’s operating income before or excluding (i) interest, income taxes, depreciation and amortization, (ii) charges or accruals for long-term bonuses payable to BCG and, (iii) certain extraordinary and nonrecurring items. Upon the earlier of any Sale Transaction (as defined in the Agreement) of the Company or termination of the Agreement, BCG also will receive a one-time bonus equal to 20% of the amount by which the Company’s total market valuation exceeds the Company’s market valuation on the date of the Agreement. The Company’s market valuation is determined based on the Sale Transaction or the market price of the Company’s common stock, as applicable.

We did not make any income tax payments during the three months ended March 31, 2009 due to our loss position. As of March 31, 2009 we have an income tax receivable in the amount of $2.1 million and we received these funds in April 2009. As of December 31, 2008, we had federal income tax credits of $0.6 million that can be carried forward to offset future income tax and these credits begin expiring in 2012. As of December 31, 2008, we also had a North Carolina NOL carryforward of approximately $7.5 million that begins to expire in 2013.

Our future capital requirements and the adequacy of available funds will depend on many factors, including the risk factors described in greater detail under Item 1A “Risk Factors” of our most recent Annual Report on Form 10-K filed with the SEC. Based on our cash and equivalents and other working capital, management believes that our existing capital resources are adequate to satisfy our capital requirements for at least the next 12 months provided that there are no extraordinary events and that economic conditions impacting consumer spending do not further deteriorate and adversely affect the demand for moissanite. There can be no assurance that the efforts taken to date and future actions will be able to withstand the impact of any economic downturn that extends deeper or longer than we currently anticipate. Under these conditions, our operations and other sources of funds may not be sufficient to fund our operations, and we may be required to seek alternative sources of funding. There is no assurance, however, that we will be able to obtain financing on acceptable terms, or at all, especially in light of the ongoing turmoil in the financial markets.

Newly Adopted Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“FAS 141R”). FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. FAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement was effective for business combinations occurring on or after January 1, 2009. The adoption of FAS 141R did not have an effect on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“FAS 160”). FAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. FAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement was effective for us beginning January 1, 2009. The adoption of FAS 160 did not have an effect on our consolidated financial statements.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

The information required by this Item 3 is not required to be provided by issuers that satisfy the definition of “smaller reporting company” under SEC rules.

Item 4T:	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of March 31, 2009, the Company’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act. Based on their evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that the information that the Company is required to disclose in its Exchange Act reports was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Principal Executive Officer and Principal Financial Officer also concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Furthermore, during the three months ended March 31, 2009, there were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings

On October 4, 2006, we received an English translation of an action filed on June 9, 2006 in the South Korean Intellectual Property Office by MC Lab Corporation. MC Lab Corporation sought invalidation of our South Korean gemstone patent on the basis of an alleged lack of inventiveness as compared to certain prior art. In September 2007, the petition by MC Lab Corporation to invalidate our patent was dismissed. On September 29, 2007, MC Lab Corporation filed a Notice of Appeal with the Patent Court. On April 15, 2008, the first court hearing of the appeal was held and several other hearings have been held since that time. A final hearing was held on October 30, 2008, and on December 11, 2008, the South Korean Patent Court ruled our patent to be invalid. On January 2, 2009, we filed a Notice of Appeal to the South Korean Supreme Court. On April 23, 2009, the Supreme Court dismissed our appeal without substantive review. Thus, the South Korean patent is no longer valid. We do not presently have material sales in South Korea and the decision will not be legally binding in any other jurisdiction.

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

On February 5, 2009, the Company ended its employment relationship with three executive officers. The former executive officers have individually disputed the Company’s belief that no severance obligations are due under the terms of their respective employment agreements. The Company has negotiated in good faith with each of the executive officers to resolve their individual claims. The Company estimates future costs of $250,000, in the aggregate, for legal and administrative fees and settlement of these claims.

Item 6:	Exhibits

Exhibit No.	Description
4.4	Amendment No. 1 to Rights Agreement, dated as of February 18, 2009, between Charles & Colvard. Ltd. and American Stock Transfer & Trust Company, LLC (as Rights Agent), incorporated by reference to Exhibit 4.4 to Form 8-K, filed with the SEC on February 19, 2009.

10.127	Settlement Agreement, effective January 15, 2009, between Charles & Colvard, Ltd. and Reeves Park, Inc., incorporated by reference to Exhibit 10.127 to Form 8-K, filed with the SEC on January 22, 2009.*

10.128	Management Services Agreement, made and entered into as of February 3, 2009, by and between Charles & Colvard, Ltd. And Bird Capital Group, Inc., incorporated by reference to Exhibit 10.128 to Form 8-K, filed with the SEC on February 9, 2009.* +

10.129	Form of Special Committee Restricted Stock Award Agreement pursuant to the Charles & Colvard, Ltd. 2008 Stock Incentive Plan, incorporated by reference to Exhibit 10.129 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 31, 2009.+

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.
+	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Charles & Colvard, Ltd.

Date: May 14, 2009	/s/ Richard A. Bird
Richard A. Bird
Chief Executive Officer

Date: May 14, 2009	/s/ Neil S. Boss
Neil S. Boss
Controller
(Principal Financial Officer)
(Principal Accounting Officer)

EXHIBIT INDEX

4.4	Amendment No. 1 to Rights Agreement, dated as of February 18, 2009, between Charles & Colvard. Ltd. and American Stock Transfer & Trust Company, LLC (as Rights Agent), incorporated by reference to Exhibit 4.4 to Form 8-K, filed with the SEC on February 19, 2009.

10.127	Settlement Agreement, effective January 15, 2009, between Charles & Colvard, Ltd. and Reeves Park, Inc., incorporated by reference to Exhibit 10.127 to Form 8-K, filed with the SEC on January 22, 2009.*

10.128	Management Services Agreement, made and entered into as of February 3, 2009, by and between Charles & Colvard, Ltd. and Bird Capital Group, Inc., incorporated by reference to Exhibit 10.128 to Form 8-K, filed with the SEC on February 9, 2009.* +

10.129	Form of Special Committee Restricted Stock Award Agreement pursuant to the Charles & Colvard, Ltd. 2008 Stock Incentive Plan, incorporated by reference to Exhibit 10.129 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 31, 2009.+

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.
+	Denotes a management contract or compensatory plan or arrangement.