Form 10-Q
period 2009-06-30
CHARLES & COLVARD LTD
filed 2009-08-14
CIK 1015155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

OR

☐	Transition report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number: 000-23329

Charles & Colvard, Ltd.

(Exact name of registrant as specified in its charter)

North Carolina	56-1928817
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Perimeter Park Drive, Suite A Morrisville, North Carolina	27560
(Address of principal executive offices)	(Zip Code)

(919) 468-0399

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 10, 2009, there were approximately 18,925,224 shares of the registrant’s common stock, no par value per share, outstanding.

CHARLES & COLVARD, LTD.

FORM 10-Q

For the Quarterly Period Ended June 30, 2009

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CHARLES & COLVARD, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009 (unaudited)	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$7,037,716	$5,587,144
Accounts receivable, net	363,218	3,754,657
Interest receivable	806	2,747
Income tax receivable	—	2,074,420
Notes receivable	—	142,000
Inventory, net	2,624,528	6,849,239
Inventory on consignment, net	897,473	1,442,608
Prepaid expenses and other assets	395,419	500,643
Deferred income taxes	1,484,140	1,231,071

Total current assets	12,803,300	21,584,529
Property and equipment, net	349,017	412,234
Patent and license rights, net	262,454	279,315
Inventory, non-current, net	39,432,783	34,727,841
Note receivable, non-current	224,627	82,627
Deferred income taxes, non-current	575,075	940,903

TOTAL ASSETS	$53,647,256	$58,027,449

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$394,391	$1,631,074
Deferred revenue	—	171,181
Accrued co-op advertising	173,686	401,849
Accrued expenses and other liabilities	404,508	623,584

Total current liabilities	972,585	2,827,688
Long-term liabilities:
Accrued income taxes	3,196,950	3,154,110

Total liabilities	4,169,535	5,981,798

Commitments and contingencies
Stockholders’ equity:
Common stock, no par value	52,910,075	52,910,075
Additional paid-in capital – share-based compensation	6,067,077	6,177,246
Accumulated deficit	(9,499,431)	(7,041,670)

Total stockholders’ equity	49,477,721	52,045,651

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$53,647,256	$58,027,449

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net sales	$1,320,207	$3,639,677	$3,805,395	$7,043,560
Cost of goods sold	649,654	1,550,504	1,731,963	2,707,591

Gross profit	670,553	2,089,173	2,073,432	4,335,969

Operating expenses:
Sales and marketing	496,425	1,897,024	830,391	3,814,936
General and administrative	1,220,650	1,782,423	3,329,042	3,206,801
Research and development	135,511	9,087	345,691	23,179

Total operating expenses	1,852,586	3,688,534	4,505,124	7,044,916

Loss from operations	(1,182,033)	(1,599,361)	(2,431,692)	(2,708,947)

Interest income	8,587	26,164	18,848	74,723

Loss before income taxes	(1,173,446)	(1,573,197)	(2,412,844)	(2,634,224)

Income tax benefit (expense)	(17,815)	494,707	(44,917)	857,649

Net loss	$(1,191,261)	$(1,078,490)	$(2,457,761)	$(1,776,575)

Net loss per common share:
Basic and fully diluted	$(0.06)	$(0.06)	$(0.13)	$(0.10)
Weighted average number of shares used in computing net loss per common share:
Basic and fully diluted	18,607,517	18,186,565	18,492,690	18,146,545

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,457,761)	$(1,776,575)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	84,939	105,530
Share-based compensation	308	273,147
Provision for uncollectible accounts	166,600	460,000
Provision for sales returns	(135,000)	160,000
Consignment inventory reserve (Note 5)	—	140,000
Provision (benefit) for deferred income taxes	112,759	(396,037)
Loss on disposal of assets	—	7,080
Changes in assets and liabilities:
Accounts receivable	2,085,599	1,673,563
Income tax receivable	2,074,420	(423,832)
Inventory	1,339,144	(950,054)
Other assets, net	107,165	292,500
Accounts payable	(1,236,683)	(2,210,020)
Deferred revenue	(171,181)	100,611
Accrued co-op advertising	(228,163)	45,050
Other accrued liabilities, net	(176,236)	59,335

Net cash provided by (used in) operating activities	1,565,910	(2,439,702)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(28,910)
Patent and license rights costs	(4,861)	(125,852)
Proceeds from sale of equipment	—	513

Net cash used in investing activities	(4,861)	(154,249)

CASH FLOWS FROM FINANCING ACTIVITIES:
Excess tax cost from share-based payment arrangements	(110,477)	—

Net cash used in financing activities	(110,477)	—

Effect of foreign currency translations	—	1,263

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,450,572	(2,592,688)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,587,144	7,048,409

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,037,716	$4,455,721

Supplemental schedule of non-cash operating activities:
Inventory acquired from settlement of accounts receivable	$1,274,240	$—
Supplemental schedule of non-cash investing activities:
Reduction of note receivable	$—	$98,044

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business—Charles & Colvard, Ltd. (“the Company”) was incorporated in North Carolina on June 28, 1995, and its primary business is the manufacture, marketing, and distribution of Charles & Colvard Created Moissanite® jewels (hereinafter referred to as moissanite or moissanite jewels) for sale in the worldwide jewelry market. Moissanite, also known by its chemical name of silicon carbide (“SiC”), is a rare mineral first discovered in a meteor crater. Because naturally occurring SiC crystals are too small for commercial use, larger crystals must be grown in a laboratory. Leveraging the Company’s advantage of being the sole source worldwide of scientifically made moissanite jewels, the Company’s strategy is to establish itself as a reputable, high-quality, and sophisticated brand and to position moissanite as a unique jewel, distinct from all others based on its exceptional fire, brilliance, luster, durability, and rarity. The Company primarily sells loose moissanite jewels to jewel distributors and jewelry manufacturers, although it has begun to sell a limited amount of moissanite jewelry.

Basis of Presentation—The accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, the unaudited statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2009.

The condensed consolidated financial statements as of and for the six months ended June 30, 2009 and 2008 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of December 31, 2008 is obtained from the audited financial statements as of that date. The accompanying statements should be read in conjunction with the audited financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 31, 2009 (the “2008 Annual Report”).

Principles of Consolidation—The accompanying condensed consolidated financial statements as of and for the three and six months ended June 30, 2009 and 2008 include the accounts of the Company and its wholly owned subsidiary in Hong Kong, Charles & Colvard (HK) Ltd., which became a dormant entity in the second quarter of 2009. The 2008 consolidated financial statements also include the accounts of a Chinese corporation, Guangzhou Charles & Colvard Trading Limited, controlled by the Company as beneficial owner of the entire interest. All intercompany accounts have been eliminated. During the year ended December 31, 2008, the Company ceased operations of both its Hong Kong subsidiary and the controlled company in China.

Significant Accounting Policies—In the opinion of the Company’s management, the significant accounting policies used for the three and six months ended June 30, 2009 are consistent with those used for the year ended December 31, 2008. Accordingly, please refer to the 2008 Annual Report for the Company’s significant accounting policies.

Use of Estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates impacting the Company’s consolidated financial statements relate to valuation and classification of inventories, accounts receivable reserves, deferred tax assets, uncertain tax positions, and co-op advertising. Actual results could differ materially from those estimates.

Recently Adopted/Issued Accounting Pronouncements—In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement was effective for business combinations occurring on or after January 1, 2009. The adoption of SFAS 141R did not have an effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement was effective for the Company beginning January 1, 2009. The adoption of SFAS 160 did not have an effect on the Company’s consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). The standard requires entities to consider their own historical experience in renewing or extending similar arrangements when developing assumptions regarding the useful lives of intangible assets and also mandates certain related disclosure requirements. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The adoption of FSP 142-3 did not have an effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1 and APB 28-1”). FSP 107-1 and APB 28-1 amend SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 and APB 28-1 also amend APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP 107-1 and APB 28-1 did not have an effect on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which the Company adopted in the second quarter of 2009. SFAS 165 establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The adoption of SFAS 165 did not have an effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of the Generally Accepted Accounting Principles–a replacement of FASB Statement No. 162 (“SFAS 168”), to become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Management does not believe the adoption of SFAS 168 will have a material impact on its consolidated financial statements.

All other new and recently issued, but not yet effective, accounting pronouncements have been deemed to be not relevant to the Company and therefore are not expected to have any impact once adopted.

2.	OPERATING SEGMENT INFORMATION

All of the Company’s activities are within a single reportable segment. The following presents certain data by geographic area:

	Three Months Ended June 30,
	2009	2008
Net sales
United States	$689,773	$2,238,909
International	630,434	1,400,768

Total	$1,320,207	$3,639,677

	Six Months Ended June 30,
	2009	2008
Net sales
United States	$2,418,277	$4,681,826
International	1,387,118	2,361,734

Total	$3,805,395	$7,043,560

	June 30, 2009	December 31, 2008
Property and equipment, net
United States	$349,017	$412,234
International	—	—

Total	$349,017	$412,234

	June 30, 2009	December 31, 2008
Patent and license rights, net
United States	$90,984	$100,397
International	171,470	178,918

Total	$262,454	$279,315

3.	FAIR VALUE MEASUREMENTS

The Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), on January 1, 2009. SFAS 157 defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value, and expands required disclosure about fair value measurements. The SFAS 157 hierarchy ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value and requires assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

Level 1 – quoted prices in active markets for identical assets and liabilities

Level 2 – inputs other than Level 1 quoted prices that are directly or indirectly observable

Level 3 – unobservable inputs that are not corroborated by market data

The Company evaluates assets and liabilities subject to fair value measurements on a recurring and nonrecurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by the Company. The instruments identified as subject to fair value measurements are cash and cash equivalents, trade accounts receivable, trade accounts payable, and accrued expenses that are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

4.	INVENTORY

Inventories are stated at the lower of cost or market determined on a first-in, first-out basis. Inventory costs include direct material and labor, inbound freight, purchasing and receiving costs, inspection costs, and warehousing costs. Any inventory on hand in excess of the Company’s current requirements based on a historical and anticipated level of sales is classified as non-current on the Company’s consolidated balance sheets.

The Company currently sells one grade of jewel with limited exceptions to test market acceptance. The grade is classified as very good (“VG”) and consists of near-colorless jewels that meet certain standards. Only VG jewels are valued in inventory. Jewels, including colored jewels, which have not met the Company’s quality standards are not valued in inventory. As market conditions change, including the influences of customer demand, there may be a market for a portion of this unvalued inventory that management may pursue in the future.

Obsolescence is not a factor in the Company’s inventory valuation. The Company’s jewels do not degrade over time and inventory generally consists of the cuts and sizes most commonly used in the jewelry industry. In addition, the majority of jewel inventory is not mounted in finished jewelry settings and is therefore not subject to fashion trends. The Company has very small market penetration in the worldwide jewelry market, and the Company has the exclusive right in many countries through 2015 to produce and sell lab-created SiC for use in jewelry applications. In view of the foregoing factors, management has concluded that no excess or obsolete inventory reserve requirements exist as of June 30, 2009.

All inventories are carefully reviewed for quality standards before they are entered into finished goods. As the quality of the Company’s raw material has improved, so have the standards used to evaluate finished goods. The Company reviews the inventory on an ongoing basis to ensure its inventory meets current quality standards.

Total loose-jewel inventories at June 30, 2009 and December 31, 2008, net of a reserve of $400,000, was $40,519,321 and $41,229,684, respectively. This reserve was established to allow for the carat weight loss associated with the possible future re-cutting of a portion of the loose-jewel inventory to achieve higher quality standards. The need for adjustments to this reserve is evaluated on a period-by-period basis.

All jewelry inventories are finished goods, the majority of which the Company does not actively market. As a result, a jewelry inventory reserve was established to reduce the majority of the jewelry inventory value to scrap value, or the amount the Company would expect to obtain by melting the gold in the jewelry and returning to loose-jewel finished goods inventory those jewels that meet grading standards. Jewelry inventory at June 30, 2009 and December 31, 2008, net of reserves of $1,347,000 and $245,000, respectively, was $1,393,652 and $208,807, respectively. As part of the January 2009 settlement agreement with Reeves Park, Inc. (“Reeves Park”), the Company received jewelry inventory to reduce its outstanding receivable from that customer. The majority of the jewelry received pursuant to this agreement was reserved to scrap value due to the lack of a plan to market this inventory.

The Company’s total inventories consisted of the following as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Raw materials	$6,750,025	$6,755,863
Work-in-process	1,895,078	1,969,806
Finished goods	33,412,208	32,851,411

Totals	$42,057,311	$41,577,080

Current portion	$2,624,528	$6,849,239
Non-current portion	39,432,783	34,727,841

Totals	$42,057,311	$41,577,080

5.	INVENTORY ON CONSIGNMENT

Periodically, the Company ships finished goods inventory to customers on consignment, or “memo,” terms. For shipments on memo terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. The Company does not recognize revenue on these transactions until the earlier of (1) the customer informing the Company that it will keep the inventory or (2) the expiration of the memo period if the inventory is not returned. Inventory shipped to customers on memo terms is classified as inventory on consignment on the Company’s consolidated balance sheets. Inventory on consignment at June 30, 2009 and December 31, 2008 of

$897,473 and $1,442,608, respectively, are net of reserves of $132,000 and $285,000, respectively, to allow for certain jewelry on consignment at a customer that has filed for Chapter 11 bankruptcy protection and to allow for certain jewels on consignment with customers that may not be returned or may be returned damaged.

6.	ACCRUED EXPENSES

During the year ended December 31, 2008, the Company reduced staffing levels, resulting in severance expense of approximately $659,000 that was included in operating expenses. Staffing levels were further reduced in the six months ended June 30, 2009, resulting in severance expense of approximately $345,000 that was included in operating expenses. As of June 30, 2009 and December 31, 2008, there was $150,000 and $227,000, respectively, of remaining severance expenses included in accrued expenses and other liabilities on the Company’s consolidated balance sheets.

7.	INCOME TAXES

During the three and six months ended June 30, 2009, the Company did not recognize an income tax benefit for operating losses due to the uncertainty of sufficient future taxable income to utilize its deferred tax assets.

During 2008, the Company closed the operations of its Hong Kong subsidiary and, as a result, had a significant tax deduction on its 2008 tax returns resulting from unpaid obligations of the subsidiary to the Company. The Company has determined that this deduction qualifies as an uncertain tax position under the provisions of FASB No. 48, Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109 (“ FIN 48”) and has recorded a long-term accrued income tax liability of $2.2 million. This liability will be resolved when the Company receives an official ruling on the deduction from the appropriate governmental agencies or when the statute of limitations expires. The deferred tax asset on the Company’s accompanying consolidated balance sheets represents available net operating loss carrybacks available to the Company in the event the deduction is disallowed. If the deduction is resolved in a favorable manner, the Company will reverse all or some of this liability and increase the Company’s valuation allowance related to the deferred tax asset, resulting in a net income tax expense or benefit depending upon the facts and circumstances at that time.

8.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

In March 2004, the Company entered into a seven-year lease, beginning in August 2004, for approximately 16,500 square feet of mixed-use space from an unaffiliated third party at a base cost of $11,727 per month, plus additional common-area expenses based on the Company’s proportionate share of the lessor’s operating costs. Terms of the lease provide for escalations of the base monthly rent throughout the lease term, up to $13,546 at August 1, 2010. The lease also provided for two rent holidays (August 2004 through September 2004 and August 2005 through May 2006) throughout the term during which no rent was payable and a $74,000 moving allowance that was paid to the Company in September 2004. The Company recognizes rent expense on a straight-line basis, giving consideration to the rent holidays and the moving allowance paid to the Company. At the Company’s discretion, the lease can be extended for three successive five-year periods.

The Company also had other operating leases in Hong Kong and China. Due to the closing of these operations during 2008, all remaining lease commitments were terminated with the exception of an office operating lease in Hong Kong that expires in December 2009. As of June 30, 2009, the remaining lease commitment on this lease, net of the security deposit, is $15,000. As the space is not being utilized, the remaining lease commitment was fully expensed in 2008.

The future minimum lease payments of the Company, excluding the Hong Kong lease discussed above, are as follows: $79,000 for the remainder of 2009, $160,000 in 2010, and $95,000 in 2011, totaling $334,000. Rent expense for the three months ended June 30, 2009 and 2008 was $40,000 and $61,000, respectively. Rent expense for the six months ended June 30, 2009 and 2008 was $82,000 and $132,000, respectively.

Purchase Commitments

On June 6, 1997, the Company entered into an amended and restated exclusive supply agreement with Cree, Inc. (“Cree”). The exclusive supply agreement had an initial term of ten years that was extended in January 2005 to July 2015. In connection with the exclusive supply agreement, the Company has committed to purchase from Cree a minimum of 50% (by dollar volume) of its raw material SiC crystal requirements. If the Company’s orders require Cree to expand beyond specified production levels, the Company must commit to purchase certain minimum quantities. In September 2008, the Company entered into an agreement with Cree to delay the Company’s commitment to purchase $710,000 of SiC crystals during the fourth quarter of 2008. This purchase commitment will be included in the Company’s yet-to-be established 2009 purchase commitment with Cree, and the Company is currently in negotiations with Cree to further delay this commitment and any additional purchases until 2010.

In February 2005, the Company entered into an exclusive supply agreement with Norstel AB (“Norstel”) for the supply of SiC crystals to be used in the manufacturing of moissanite jewels. In April 2008, the Company entered into an amendment to the exclusive supply agreement with Norstel due to an update of Norstel’s delivery schedule and capability and also due to the Company’s desire to limit its purchase of raw materials. Under the amendment, the Company’s minimum purchase commitment from Norstel continues until (i) the Company has purchased an aggregate amount of approximately $7.9 million of SiC crystals, or (ii) September 26, 2011, whichever occurs first. This purchase commitment is contingent upon Norstel being able to deliver SiC crystals of acceptable quality in the amount committed. In October 2008, the Company entered into a new letter agreement that suspended the Company’s commitment to purchase SiC crystals from Norstel during the fourth quarter of 2008. It has not yet been determined what the Company’s commitment to Norstel will be for 2009, although the Company has committed to purchase a minimum of 40% of its quarterly SiC requirements from Norstel. In addition, the Company advanced $400,000 to Norstel in 2005 for the purchase of certain equipment. This advance, which is in the form of a note receivable, began to be repaid in January 2007 through a 20% reduction on each invoice for subsequent purchases of SiC crystals. Effective March 1, 2008, pursuant to the April 2008 amendment to the exclusive supply agreement, the Company began receiving a 30% reduction on each invoice for purchases of SiC crystals and will continue to receive this reduction until the advance is repaid. The balance on the advance as of June 30, 2009 was $224,627. Due to the undetermined recommencement of purchases from Norstel, the Company has chosen to classify the entire remaining outstanding receivable as long-term on its consolidated balance sheet as of June 30, 2009.

In December 2008, the Company entered into a research and development agreement that required the Company to pay $50,000 per month for six months beginning in January 2009. As of June 30, 2009, the Company has concluded its commitment under this agreement.

Legal Proceedings

Please refer to Part I, Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and Part II, Item 1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 for a description of material legal proceedings, including the proceedings discussed below.

On June 16, 2008, the Company filed a collection action in the United States District Court, Eastern District of North Carolina, Western Division, against K&G Creations (“K&G”) for collection of in excess of $2.8 million owed under a manufacturing agreement between the Company and K&G that was terminated as of December 31, 2007. The Company sought to recover approximately $2.8 million, with interest accruing at the contract rate of 12% from July 4, 2008, for moissanite jewels delivered and sold to K&G. On July 14, 2008, K&G filed its answer, counterclaim, and related pleadings in which it generally denied the Company’s claims and asserted counterclaims of $50 million against the Company and certain of its now former executive officers for alleged breach of the manufacturing agreement in connection with alleged overcharges for moissanite jewels, misrepresentations regarding pricing, interference with its business relationships, forcing K&G from the moissanite business, and related matters. On June 26, 2009, the Company and K&G settled the lawsuit, including the counterclaim, under acceptable terms that are not material to the Company’s financial position in order to avoid further litigation expenses and to dispose of the case.

On February 5, 2009, the Company ended its employment relationship with three executive officers. The former executive officers had individually disputed the Company’s belief that no severance obligations were due under the terms of their respective employment agreements. The Company negotiated in good faith with each of the executive officers to resolve their individual claims. During the six months ended June 30, 2009, all claims were settled and the Company recorded $280,000 of general and administrative expense for these settlements.

9.	SHARE-BASED COMPENSATION

The following table summarizes the components of the Company’s share-based compensation included in net income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Employee stock options	$474	$62,664	$(160,456)	$128,578
Consultant stock options	—	—	—	(105)
Restricted stock awards	80,444	69,050	160,764	144,674
Income tax benefit	(28,968)	(37,326)	(22,442)	(76,997)

Total	$51,950	$94,388	(22,134)	$196,150

No share-based compensation was capitalized as a cost of inventory during the three and six months ended June 30, 2009, and $1,091 and $2,827 of share-based compensation was capitalized as a cost of inventory during the three and six months ended June 30, 2008, respectively. There was a $180,000 decrease in compensation costs on employee stock options during the six months ended June 30, 2009 due to the February 2009 termination of three executive officers.

Stock Options—The following is a summary of the stock option activity for the six months ended June 30, 2009:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2008	739,164	$5.94
Granted	300	0.38
Exercised	—	—
Canceled	(150,093)	6.82

Outstanding, June 30, 2009	589,371	$5.71

The fair value of each option grant is estimated on the grant date using the Black-Scholes-Merton option pricing model. The valuations of options granted during the six months ended June 30, 2009 were based on the following assumptions:

Dividend yield	0.0%
Expected volatility	64.9%
Risk-free interest rate	2.03%
Expected lives (years)	6.0

Although the Company issued dividends in prior years, a dividend yield was not used due to the uncertainty of future dividend payments. Expected volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yields on U.S. Treasury zero-coupon issues over the expected life of the option. The expected lives of the options represent the estimated period of time until exercise or forfeiture and are based on historical experience of similar awards.

The following table summarizes information about stock options outstanding at June 30, 2009:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Balance as of 6/30/2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Balance as of 6/30/2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Balance as of 6/30/2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
589,371	3.15	$5.71	588,571	3.14	$5.72	589,343	3.15	$5.71

As of June 30, 2009, the unrecognized share-based compensation expense related to unvested stock options is approximately $1,000, which is expected to be recognized over a weighted average period of approximately 12 months.

The aggregate intrinsic value of options outstanding, exercisable, vested, or expected to vest at June 30, 2009 was $0. This amount is before applicable income taxes and represents the closing stock price of the Company’s common stock at June 30, 2009 less the grant price, multiplied by the number of options that have a grant price that is less than the closing stock price. This amount represents the amount that would have been received by the optionees had these options been exercised on that date.

Restricted Stock—The following is a summary of the restricted stock activity for the six months ended June 30, 2009:

	Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2008	227,610	$1.34
Granted	591,088	0.48
Vested	(227,610)	1.34
Canceled	—	—

Unvested, June 30, 2009	591,088	$0.48

On May 30, 2008, the Company granted its non-employee Board members an aggregate of 227,610 shares of restricted stock. The restrictions on these shares lapsed on the date of the annual meeting in May 2009. The aggregate fair value of the restricted stock granted was $305,000 based on the closing market price of the Company’s common stock on May 30, 2008.

On February 23, 2009, the Company granted five of its non-employee Board members (excluding Richard A. Bird) an aggregate of 103,262 shares of restricted stock in connection with the negotiation between the Company and Bird Capital Group, Inc. (“BCG”) of a management services agreement (“the BCG Agreement”). The restrictions on these shares are scheduled to lapse on February 23, 2010 without regard to continued service on the Board. The aggregate fair value of the restricted stock granted was $47,500 based on the closing market price of the Company’s common stock on February 19, 2009.

On May 18, 2009, the Company granted its non-employee Board members (excluding Richard A. Bird) an aggregate of 329,787 shares of restricted stock. The restrictions on these shares will lapse on the date of the annual meeting in May 2010, subject to continued service on the Board. The aggregate fair value of the restricted stock granted was $155,000 based on the closing market price of the Company’s common stock on May 18, 2009.

On June 23, 2009, the Company granted its newly appointed Chief Financial Officer 60,000 shares of restricted stock. The restrictions on these shares will lapse on June 15, 2010, subject to the Chief Financial Officer’s continued employment or service to the Company. The fair value of the restricted stock granted was $30,000 based on the closing market price of the Company’s common stock on June 23, 2009.

On June 26, 2009, the Board appointed Dr. Charles D. Lein to serve as a director of the Company, and he was granted 98,039 shares of restricted stock. The restrictions on these shares will lapse on the date of the annual meeting in May 2010, subject to continued service on the Board. The fair value of the restricted stock granted was $50,000 based on the closing market price of the Company’s common stock on June 26, 2009.

As of June 30, 2009, the unrecognized share-based compensation expense related to unvested restricted stock was $246,735, which is expected to be recognized over a weighted average period of approximately 10 months.

Dividends—The Company has not paid any cash dividends in the current year through June 30, 2009.

10.	NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods. Diluted net loss per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. Common equivalent shares consist of stock options that are computed using the treasury stock method.

The following table reconciles the differences between the basic and diluted earnings per share presentations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Numerator:
Net loss	$(1,191,261)	$(1,078,490)	$(2,457,761)	$(1,776,575)

Denominator:
Weighted average common shares outstanding
Basic	18,607,517	18,186,565	18,492,690	18,146,545
Stock options	—	—	—	—

Diluted	18,607,517	18,186,565	18,492,690	18,146,545

Net loss per common share:
Basic	$(0.06)	$(0.06)	$(0.13)	$(0.10)

Diluted	$(0.06)	$(0.06)	$(0.13)	$(0.10)

For the three months ended June 30, 2009 and 2008, stock options to purchase approximately 633,000 and 910,000 shares, respectively, were excluded from the computation of diluted net loss per common share because the exercise price of the options was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to net loss per common share. For the six months ended June 30, 2009 and 2008, stock options to purchase approximately 674,000 and 930,000 shares, respectively, were excluded from the computation of diluted net loss per common share because the exercise price of the options was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to net loss per common share.

11.	MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and trade receivables. The Company maintains cash and cash equivalents with high quality financial institutions and invests in low-risk securities, primarily money market funds. At times, cash balances may exceed the Federal Deposit Insurance Corporation insurable limits.

The Company’s standard payment terms on trade receivables are generally between 30 and 60 days for jewel distributors and between 60 and 120 days for jewelry manufacturers. The Company extends credit to its customers based upon a number of factors, including an evaluation of the customer’s financial condition and credit history, the customer’s payment history with the Company, the customer’s reputation in the trade, and an evaluation of the Company’s opportunity to introduce its moissanite jewels to new or expanded markets. Collateral is not generally required from customers. The need for an allowance for doubtful accounts is determined based upon factors surrounding the credit risk of specific customers, historical trends, and other information.

As of June 30, 2009, the Company had no trade accounts receivable from Reeves Park. This reduction in receivables from $4.9 million or 62% of receivables at December 31, 2008 is the result of the Company entering into a settlement agreement with Reeves Park in January 2009 to settle its outstanding balance. Under the terms of the settlement agreement, the Company accepted a return of inventory, received directly certain cash payments due to Reeves Park from its customers, and received a settlement fee payment from Reeves Park. Based on the $2.3 million estimated net realizable value of the transactions under the settlement agreement, the Company increased its allowance for uncollectible accounts at December 31, 2008 for Reeves Park to $2.6 million. The transactions under the settlement agreement are complete as of June 30, 2009 and the underlying allowance for uncollectible accounts is zero.

As of June 30, 2009, two customers accounted for 16% and 16% of trade accounts receivable, respectively. As of December 31, 2008, two customers accounted for 62% and 15% of trade accounts receivable, respectively.

A significant portion of revenues is derived from certain customer relationships. The following is a summary of customers that represent greater than or equal to 10% of total gross revenues:

	Three Months Ended June 30, 2009		Three Months Ended June 30, 2008
	Revenues	% of Revenues	Revenues	% of Revenues

Customer A	$277,389	21%	—	—
Customer B	183,849	14%	—	—
Customer C	146,709	11%	498,638	13%
Customer D	—	—	493,094	13%

	Six Months Ended June 30, 2009		Six Months Ended June 30, 2008
	Revenues	% of Revenues	Revenues	% of Revenues

Customer A	$539,813	15%	—	—
Customer C	399,306	11%	803,057	11%
Customer E	—	—	1,030,173	14%
Customer F	—	—	960,247	13%

12.	SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events through August 13, 2009, which is the date the financial statements were issued.

On July 2, 2009, the Company, BCG, and Richard A. Bird entered into a mutual termination and release agreement (the “Termination Agreement”) to terminate the BCG Agreement, which had provided for, among other things, the services of Mr. Bird as the Company’s non-employee Chief Executive Officer. As part of the Termination Agreement, Mr. Bird resigned as the Company’s Chief Executive Officer and as a member of the Company’s Board of Directors effective as of the close of business on July 2, 2009 (the “Effective Time”). The Termination Agreement provides that, from and after the Effective Time, neither the Company, BCG, nor Mr. Bird shall have any further rights, duties, or obligations under the BCG Agreement. BCG and Mr. Bird are also subject to a covenant not to compete with the Company during the period beginning at the Effective Time and continuing for a period of 18 months thereafter, within the territory as defined in the Termination Agreement.

Concurrently with the Termination Agreement, the Company entered into a consulting agreement with BCG (the “Consulting Agreement”), pursuant to which BCG shall provide the services of Mr. Bird to render consulting and advisory services as the Company may reasonably request in order to assist the Company in transitioning to a new management team. The term of the Consulting Agreement commenced as of the Effective Time and shall terminate no later than August 31, 2009, or earlier at the option of the Company. Under the Consulting Agreement, the Company must pay to BCG a monthly cash consulting fee in the amount of $20,000, pro-rated to account for any partial month. The Company must also reimburse BCG in accordance with the reasonable policies and procedures that are established from time to time by the Company for all reasonable and necessary out-of-pocket expenses that are incurred by BCG in performing its duties under the Consulting Agreement, including, without limitation, reasonable travel expenses.

Effective July 17, 2009, the Board of Directors appointed George R. Cattermole, the Company’s current Chairman of the Board, as the Company’s Interim Chief Executive Officer until the earlier of the hiring of a permanent Chief Executive Officer or three months. While Mr. Cattermole will retain his position as Chairman of the Board, he relinquished his membership on the Company’s Audit Committee, Compensation Committee, and Nominating and Governance Committee as of July 17, 2009 and for the duration of his service as Interim Chief Executive Officer as he is no longer an independent director under the NASDAQ Listing Rules.

While serving as Interim Chief Executive Officer, Mr. Cattermole will not receive compensation for his service as Chairman of the Board and will instead be compensated at a rate of $6,000 per week, with 70% of such sum paid in cash on a biweekly basis and the remaining 30% to be payable in restricted stock. The amount payable in restricted stock shall accrue until the appointment of a permanent Chief Executive Officer, at which time it shall be valued as of the close of the business day immediately prior to such appointment and immediately vested.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Statements expressing expectations regarding our future and projections relating to products, sales, revenues, and earnings are typical of such statements and are made under the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations, and contentions and are not historical facts and typically are identified by use of terms such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “continue,” and similar words, although some forward-looking statements are expressed differently.

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future. You should be aware that although the forward-looking statements included herein represent management’s current judgment and expectations, our actual results may differ materially from those projected, stated, or implied in these forward-looking statements as a result of many factors including, but not limited to, the recent downturn in the worldwide economy and its ongoing impact on our business and the business of our customers and suppliers, any continued trends in the general economy that would adversely affect consumer spending, a further decline in our sales, dependence on consumer acceptance of our products, dependence on Cree, Inc., or Cree, as the current supplier of most of the raw material, ability to develop a material second source of supply, dependence on a limited number of customers, risks of conducting operations in foreign countries, dependence on third parties for the sales and marketing of our products to end consumers, continued listing of our common stock on the NASDAQ Global Select Market, and the impact of significant changes in our management on our ability to execute our business strategy in the near-term, in addition to the other risks and uncertainties described in more detail in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. Forward-looking statements speak only as of the date they are made. We undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur except as required by the federal securities laws, and you are urged to review and consider disclosures that we make in the reports that we file with the Securities and Exchange Commission, or the SEC, that discuss other factors relevant to our business.

The following discussion is designed to provide a better understanding of our unaudited financial statements, including a brief discussion of our business and products, key factors that impacted our performance, and a summary of our operating results. The following discussion should be read in conjunction with the unaudited financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2008. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

Overview

Our primary business is the manufacture, marketing, and distribution of Charles & Colvard Created Moissanite® jewels (which we refer to as moissanite or moissanite jewels) for sale in the worldwide jewelry market. Moissanite, also known by its chemical name of silicon carbide, or SiC, is a rare mineral first discovered in a meteor crater. Because naturally occurring SiC crystals are too small for commercial use, larger crystals must be grown in a laboratory. Leveraging our advantage of being the sole source worldwide of scientifically made moissanite jewels, our strategy is to establish our company as a reputable, high-quality, and sophisticated brand and to position moissanite as a unique jewel, distinct from all others based on its exceptional fire, brilliance, luster, durability, and rarity. We primarily sell loose moissanite jewels to jewel distributors and jewelry manufacturers, although we have begun to sell a limited amount of moissanite jewelry. Moissanite has primarily been marketed to the self-purchasing woman as the perfect reward or indulgence for a woman celebrating her achievements or milestones in her life. Beginning in 2008 and continuing into 2009, we have expanded our marketing message beyond the self-purchasing woman, and we are seeking to expand moissanite’s global market reach, increase market awareness of our moissanite jewels, develop additional marketing channels to the jewelry trade and the consumer, and help create a more compelling consumer value proposition that will drive increased demand for our product.

The implementation of our strategy and corresponding messaging has been inhibited by several unfavorable conditions. The current global economic recession has resulted in a significant slowdown in the retail environment, with the impact on the jewelry industry particularly severe. In addition, a number of major retailers have excessive inventories of moissanite jewelry and have curtailed their purchases from jewelry manufacturers to whom we sell our moissanite jewels. As a result, our net sales for the first six months of 2009 were 46% less than net sales during the same period of 2008. To reduce the impact of reduced sales to our net profit, we achieved a $2.5 million reduction in operating expenses in the first six months of 2009 as a result of very tight cost control, a reduction in headcount, and decreased expenses for sales and marketing programs. Net loss for the first six months of 2009 was $2.5 million, or $0.13 per diluted common share, compared with a net loss of $1.8 million, or $0.10 per diluted common share, for the same period of 2008. Net loss for the first six months of 2008 benefited from an $858,000 income tax benefit. We did not recognize an income tax benefit for our operating losses during the first six months of 2009 due to the uncertainty of sufficient future taxable income to utilize our deferred tax assets.

Because of this difficult operating environment, our current priority is to generate positive cash flow and to stabilize our financial position through cost-cutting initiatives and selling down our inventory. In addition, we recently added Dr. Charles D. Lein to our Board of Directors, who has more than 27 years of experience in the jewelry, wholesale, and retail industries. We are also currently engaged in an active search for a new Chief Executive Officer with applicable industry experience to lead us in defining new sales and marketing strategies and positioning our product. We have also broadened the marketing opportunity for our current customers to have more flexibility in marketing and selling to different segments of the market, including bridal, anniversary, and gift-giving. We fully recognize the challenges of our business in the current economy, and our legacy issues divert resources from future strategic initiatives. It will take time to accomplish the improvements we seek. However, we believe that, with the right leadership team, we can define a strategic roadmap that can improve our business significantly.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our financial statements, which we prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities.

“Critical accounting policies and estimates” are defined as those most important to the financial statement presentation and that require the most difficult, subjective, or complex judgments. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Under different assumptions and/or conditions, actual results of operations may materially differ. We have disclosed our critical accounting policies and estimates in our Annual Report on Form 10-K for the year ended December 31, 2008, and that disclosure should be read in conjunction with this Quarterly Report on Form 10-Q.

Results of Operations for the Three Months Ended June 30, 2009 and June 30, 2008

The following table sets forth certain statements of operations data for the periods indicated:

	Three Months Ended June 30, 2009		Three Months Ended June 30, 2008
	Dollars	% of Revenue	Dollars	% of Revenue
Net sales	$1,320,207	100.0%	$3,639,677	100.0%
Cost of goods sold	649,654	49.2%	1,550,504	42.6%

Gross profit	670,553	50.8%	2,089,173	57.4%

Operating expenses	1,852,586	140.3%	3,688,534	101.3%

Loss from operations	(1,182,033)	-89.5%	(1,599,361)	-43.9%

Interest income	8,587	0.6%	26,164	0.7%

Loss before income taxes	(1,173,446)	-88.9%	(1,573,197)	-43.2%

Income tax benefit (expense)	(17,815)	-1.3%	494,707	13.6%

Net loss	$(1,191,261)	-90.2%	$(1,078,490)	-29.6%

Net loss per common share	$(0.06)		$(0.06)

Net Sales

Net sales for the three months ended June 30, 2009 and 2008 comprise the following:

	Three Months Ended June 30,		Change
	2009	2008	Dollars	Percent
Loose jewels	$994,650	$3,454,911	$(2,460,261)	-71%
Jewelry	322,323	146,122	176,201	121%
Other	3,234	38,644	(35,410)	-92%

Total net sales	$1,320,207	$3,639,677	$(2,319,470)	-64%

Net sales were $1,320,000 for the three months ended June 30, 2009 compared to $3,640,000 for the three months ended June 30, 2008, a decrease of $2,319,000 or 64%. Carat sales of moissanite jewels and jewelry decreased 67% to approximately 7,000 carats from 21,000 carats. Sales of moissanite jewelry represented 24% of total net sales compared to 4% of total net sales in the same period of 2008. The majority of our moissanite jewelry sales in 2009 were to a certain customer for sales at trunk show events. This customer has decided to cancel the remaining scheduled trunk shows after September 2009, and we are therefore expecting a significant decline in our jewelry sales in the latter part of 2009 unless we can identify alternate channels for this inventory. The average selling price per carat for our sales of loose jewels remained relatively consistent between the periods. U.S. net sales accounted for approximately 52% and 62% of net sales during the three months ended June 30, 2009 and 2008, respectively.

U.S. net sales and carat shipments, which do not include shipments of consigned inventory, decreased by 69% and 78%, respectively, for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. U.S. sales decreased primarily due to the ongoing significant slowdown in the retail environment, reduced sales and excessive inventory of moissanite jewelry at retailers, reduced purchases from jewelry manufacturers serving major retailers that sell moissanite jewelry, and the effect of a special pricing promotion we held in March 2009 that accelerated some planned second quarter purchases into the first quarter. Some of our retailers have indicated they are experiencing less than desired inventory turns for their moissanite jewelry. There continues to be a pullback in consumer spending that has negatively affected the jewelry industry and exacerbated the moissanite jewelry retail inventory turn issue. We saw no significant orders during the three months ended June 30, 2009 from our manufacturing customers to support in-case business at the largest retailers selling moissanite jewelry. Further, we do not anticipate significant orders from our manufacturing customers to service these larger retailers in the near-term. As retailers evaluate their businesses, we are at risk that some retailers may not be able to achieve acceptable financial performance and may choose not to continue selling moissanite jewelry.

Also negatively impacting revenue during the three months ended June 30, 2009 was the termination of our manufacturing agreement with Reeves Park, Inc., or Reeves Park, during the fourth quarter of 2008 due to repeated failure by Reeves Park to make timely payments on its open payables to us. We assisted those retailers supplied by Reeves Park to find an alternate supplier of moissanite jewelry if they chose to stay in the moissanite jewelry business, but a few of these retailers have decided not to continue carrying moissanite jewelry. As other former retailers of Reeves Park potentially transition to new manufacturers, we will likely see a negative impact on our results of operations, at least in the near-term, due to current inventory levels and/or the retailers’ contemplation of continuing with their moissanite businesses. One of these retailers returned to us a consignment of Reeves Park jewelry that we assumed as part of our settlement agreement with Reeves Park. This retailer is still currently selling moissanite jewelry but has consolidated its inventory into fewer stores in an attempt to achieve better inventory turn. We did not have any sales to Reeves Park during the three months ended June 30, 2009, and it accounted for almost 10% of our sales during the same period of 2008.

Our two largest customers during the three months ended June 30, 2009 accounted for 21% and 14%, respectively, of our sales compared to 0% and 4%, respectively, during the same period of 2008. We expect that we will remain dependent on our ability and that of our largest customers to maintain and enhance their retail programs. A change in or loss of any of these customer or retailer relationships could have a material adverse effect on our results of operations. One of the retailers carrying moissanite jewelry filed for Chapter 11 bankruptcy protection in March 2009, and we do not expect to receive new orders for the foreseeable future from this customer.

International net sales and carat shipments, which do not include shipments of consigned inventory, decreased by 55% and 53%, respectively, for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. International sales decreased primarily due to reduced sales to India and the United Kingdom. A portion of our international sales represents jewels sold internationally that will be re-imported to North American retailers. Our top three international distributors during the three months ended June 30, 2009 were located in Italy, Hong Kong, and the United Kingdom.

Gross Profit

Gross profit for the three months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30,		Change
	2009	2008	Dollars	Percent
Gross profit	$670,553	$2,089,173	$(1,418,620)	-68%
Percent of net sales	50.8%	57.4%

Gross profit was $671,000 for the three months ended June 30, 2009 compared to $2,089,000 for the three months ended June 30, 2008, a decrease of $1,419,000 or 68%. As a percentage of sales, gross profit decreased to 51% from 57% in the same period of 2008. The decreased gross profit percentage was primarily caused by an increased allocation of expenses, previously capitalized as a cost of inventory, to cost of sales as a result of reduced manufacturing activities; and a $100,000 increase to our jewelry scrap value reserve estimate due to a certain customer’s recent decision to cancel remaining scheduled trunk shows after September 2009. The decreased gross profit percentage was offset in part by the write-off during the three months ended June 30, 2008 of a portion of the consigned jewels returned to us in damaged condition by K&G Creations, or K&G, that resulted in an approximate 4% reduction in our gross profit percentage during that period.

Operating Expenses

Sales and Marketing

Sales and marketing expenses for the three months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30,		Change
	2009	2008	Dollars	Percent
Sales and marketing	$496,425	$1,897,024	$(1,400,599)	-74%
Percent of net sales	37.6%	52.1%

Sales and marketing expenses were $496,000 for the three months ended June 30, 2009 compared to $1,897,000 for the three months ended June 30, 2008, a decrease of $1,401,000 or 74%. As a percentage of sales, these expenses decreased to 38% from 52% in the same period of 2008. The decrease in expenses is primarily due to a $518,000 decrease in advertising expenses and a $474,000 decrease in compensation costs. Our co-op advertising program reimburses a portion of our customers’ marketing costs based on the amount of their purchases from us and is subject to the customer providing us documentation of all advertising copy that includes our products. Our co-op advertising expense decreased by $316,000 due to lower sales. Our direct advertising costs decreased by $202,000 because we reduced marketing activities as we assessed the effectiveness of our sales and marketing strategies. The decrease in compensation costs is primarily attributable to headcount reductions in our continuing effort to reduce costs.

General and Administrative

General and administrative expenses for the three months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30,		Change
	2009	2008	Dollars	Percent
General and administrative	$1,220,650	$1,782,423	$(561,773)	-32%
Percent of net sales	92.5%	49.0%

General and administrative expenses were $1,221,000 for the three months ended June 30, 2009 compared to $1,782,000 for the three months ended June 30, 2008, a decrease of $562,000 or 32%. As a percentage of sales, these expenses increased to 93% from 49% in the same period of 2008. The decrease in expenses is primarily due to a $457,000 reduction in bad debt expense and a $248,000 decrease in compensation costs, offset in part by $225,000 in fees paid to Bird Capital Group, Inc., or BCG, under its February 2009 management services agreement with us, or the BCG Agreement. During the three months ended June 30, 2008, we increased our allowance for bad debts by $475,000 to fully reserve the outstanding balance due from K&G. The decrease in compensation costs is primarily attributable to headcount reductions in our continuing effort to reduce costs. We expect general and administrative expenses to decrease in the latter half of 2009 from the level of expenses incurred during the first half of 2009 as a result of our termination of the BCG Agreement.

Research and Development

Research and development expenses for the three months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30,		Change
	2009	2008	Dollars	Percent
Research and development	$135,511	$9,087	$126,424	1,391%
Percent of net sales	10.3%	0.2%

Research and development expenses were $136,000 for the three months ended June 30, 2009 compared to $9,000 for the three months ended June 30, 2008, an increase of $126,000 or 1,391%. As a percentage of sales, these expenses increased to 10% from less than 1% in the same period of 2008. Of the increase in expenses, $100,000 is attributable to our December 2008 research and development agreement that required us to pay $50,000 per month for six months and concluded in May 2009. We expect research and development expenses to be significantly less in the latter half of 2009 as we focus on reducing our current inventory levels.

Interest Income

Interest income for the three months ended June 30, 2009 and 2008 is as follows:

	Three Months Ended June 30,		Change
	2009	2008	Dollars	Percent
Interest income	$8,587	$26,164	$(17,577)	-67%
Percent of net sales	0.6%	0.7%

Interest income was $9,000 for the three months ended June 30, 2009 compared to $26,000 for the three months ended June 30, 2008, a decrease of $18,000 or 67%. This decrease resulted primarily from a lower interest rate earned on our cash balances.

Results of Operations for the Six Months Ended June 30, 2009 and June 30, 2008

The following table sets forth certain statements of operations data for the periods indicated:

	Six Months Ended June 30, 2009		Six Months Ended June 30, 2008
	Dollars	% of Revenue	Dollars	% of Revenue
Net sales	$3,805,395	100.0%	$7,043,560	100.0%
Cost of goods sold	1,731,963	45.5%	2,707,591	38.4%

Gross profit	2,073,432	54.5%	4,335,969	61.6%

Operating expenses	4,505,124	118.4%	7,044,916	100.0%

Loss from operations	(2,431,692)	-63.9%	(2,708,947)	-38.4%

Interest income	18,848	0.5%	74,723	1.0%

Loss before income taxes	(2,412,844)	-63.4%	(2,634,224)	-37.4%

Income tax benefit (expense)	(44,917)	-1.2%	857,649	12.2%

Net loss	$(2,457,761)	-64.6%	$(1,776,575)	-25.2%

Net loss per common share	$(0.13)		$(0.10)

Net Sales

Net sales for the six months ended June 30, 2009 and 2008 comprise the following:

	Six Months Ended June 30,		Change
	2009	2008	Dollars	Percent
Loose jewels	$3,023,619	$6,768,376	$(3,744,757)	-55%
Jewelry	770,471	194,011	576,460	297%
Other	11,305	81,173	(69,868)	-86%

Total net sales	$3,805,395	$7,043,560	$(3,238,165)	-46%

Net sales were $3,805,000 for the six months ended June 30, 2009 compared to $7,044,000 for the six months ended June 30, 2008, a decrease of $3,238,000 or 46%. Carat sales of moissanite jewels and jewelry decreased 49% to approximately 20,000 carats from 39,000 carats. Sales of moissanite jewelry represented 20% of total net sales compared to 3% of total net sales in the same period of 2008. The majority of our moissanite jewelry sales in 2009 were to a certain customer for sales at trunk show events. This customer has decided to cancel the remaining scheduled trunk shows after September 2009, and we are therefore expecting a significant decline in our jewelry sales in the latter part of 2009 unless we can identify alternate channels for this inventory. The average selling price per carat for our sales of loose jewels decreased 8% primarily as a result of sales promotions in the first quarter of 2009. U.S. net sales accounted for approximately 64% and 66% of net sales during the six months ended June 30, 2009 and 2008, respectively.

U.S. net sales and carat shipments, which do not include shipments of consigned inventory, decreased by 48% and 60%, respectively, for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. U.S. sales decreased primarily due to the ongoing significant slowdown in the retail environment, reduced sales and excessive inventory of moissanite jewelry at retailers, and reduced purchases from jewelry manufacturers serving major retailers that sell moissanite jewelry. Some of our retailers have indicated they are experiencing less than desired inventory turns for their moissanite jewelry. There continues to be a pullback in consumer spending that has negatively affected the jewelry industry and exacerbated the moissanite jewelry retail inventory turn issue. We saw no significant orders during the six months ended June 30, 2009 from our manufacturing customers to support in-case business at the largest retailers selling moissanite jewelry. Further, we do not anticipate significant orders from our manufacturing customers to service these larger retailers in the near-term. As retailers evaluate their businesses, we are at risk that some retailers may not be able to achieve acceptable financial performance and may choose not to continue selling moissanite jewelry.

Also negatively impacting revenue during the six months ended June 30, 2009 was the termination of our manufacturing agreement with Reeves Park during the fourth quarter of 2008 due to repeated failure by Reeves Park to make timely payments on its open payables to us. We assisted those retailers supplied by Reeves Park to find an alternate supplier of moissanite jewelry if they chose to stay in the moissanite jewelry business, but a few of these retailers have decided not to continue carrying moissanite jewelry. As other former retailers of Reeves Park potentially transition to new manufacturers, we will likely see a negative impact on our results of operations, at least in the near-term, due to current inventory levels and/or the retailers’ contemplation of continuing with their moissanite businesses. One of these retailers returned to us a consignment of Reeves Park jewelry that we assumed as part of our settlement agreement with Reeves Park. This retailer is still currently selling moissanite jewelry but has consolidated its inventory into fewer stores in an attempt to achieve better inventory turn. We did not have any sales to Reeves Park during the six months ended June 30, 2009, and it accounted for 14% of our sales during the same period of 2008.

Our two largest customers during the six months ended June 30, 2009 accounted for 15% and 11%, respectively, of our sales compared to 0% and 11%, respectively, during the same period of 2008. We expect that we will remain dependent on our ability and that of our largest customers to maintain and enhance their retail programs. A change in or loss of any of these customer or retailer relationships could have a material adverse effect on our results of operations. One of the retailers carrying moissanite jewelry filed for Chapter 11 bankruptcy protection in March 2009, and we do not expect to receive new orders for the foreseeable future from this customer.

International net sales and carat shipments, which do not include shipments of consigned inventory, decreased by 41% and 31%, respectively, for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. International sales decreased primarily due to reduced sales to India, the United Kingdom, and Taiwan. A portion of our international sales represents jewels sold internationally that will be re-imported to North American retailers. Our top three international distributors during the six months ended June 30, 2009 were located in Italy, Hong Kong, and the United Kingdom.

Gross Profit

Gross profit for the six months ended June 30, 2009 and 2008 are as follows:

	Six Months Ended June 30,		Change
	2009	2008	Dollars	Percent
Gross profit	$2,073,432	$4,335,969	$(2,262,537)	-52%
Percent of net sales	54.5%	61.6%

Gross profit was $2,073,000 for the six months ended June 30, 2009 compared to $4,336,000 for the six months ended June 30, 2008, a decrease of $2,263,000 or 52%. As a percentage of sales, gross profit decreased to 55% from 62% in the same period of 2008. The decreased gross profit percentage was primarily caused by an increased allocation of expenses, previously capitalized as a cost of inventory, to cost of sales as a result of reduced manufacturing activities; higher production costs in the first-in, first-out accounting period relieved from inventory; an 8% decrease in our average selling price per carat for loose jewels; a $132,000 lower of cost or market reserve against certain jewelry on consignment that was required due to an assessment of the amount we expect to recover from a retailer that recently filed for Chapter 11 bankruptcy protection; and a $100,000 increase to our jewelry scrap value reserve estimate due to a certain customer’s recent decision to cancel remaining scheduled trunk shows after September 2009. The decreased gross profit percentage was offset in part by the write-off during the six months ended June 30, 2008 of a portion of the consigned jewels returned to us in damaged condition by K&G that resulted in an approximate 4% reduction in our gross profit percentage during that period.

Operating Expenses

Sales and Marketing

Sales and marketing expenses for the six months ended June 30, 2009 and 2008 are as follows:

	Six Months Ended June 30,		Change
	2009	2008	Dollars	Percent
Sales and marketing	$830,391	$3,814,936	$(2,984,545)	-78%
Percent of net sales	21.8%	54.2%

Sales and marketing expenses were $830,000 for the six months ended June 30, 2009 compared to $3,815,000 for the six months ended June 30, 2008, a decrease of $2,985,000 or 78%. As a percentage of sales, these expenses decreased to 22% from 54% in the same period of 2008. The decrease in expenses is primarily due to a $1,242,000 decrease in advertising expenses and a $1,015,000 decrease in compensation costs. Our co-op advertising program reimburses a portion of our customers’ marketing costs based on the amount of their purchases from us and is subject to the customer providing us documentation of all advertising copy that includes our products. Our co-op advertising expense decreased by $582,000 due to lower sales and due to our customers using less of their earned 2008 co-op than we estimated at 2008 year-end. Our direct advertising costs decreased by $660,000 because we reduced marketing activities as we assessed the effectiveness of our marketing and sales strategies. The decrease in compensation costs is primarily attributable to headcount reductions in our continuing effort to reduce costs, offset in part by $180,000 of previously recorded share-based compensation expense that was reversed during the six months ended June 30, 2009 due to the forfeiture of certain stock options held by two of the three terminated executive officers.

General and Administrative

General and administrative expenses for the six months ended June 30, 2009 and 2008 are as follows:

	Six Months Ended June 30,		Change
	2009	2008	Dollars	Percent
General and administrative	$3,329,042	$3,206,801	$122,241	4%
Percent of net sales	87.5%	45.5%

General and administrative expenses were $3,329,000 for the six months ended June 30, 2009 compared to $3,207,000 for the six months ended June 30, 2008, an increase of $122,000 or 4%. As a percentage of sales, these expenses increased to 88% from 46% in the same period of 2008. The increase in expenses is primarily due to a $451,000 increase in professional services, offset in part by a $293,000 reduction in bad debt expense and a $116,000 decrease in compensation costs. Professional services increased primarily as a result of $575,000 in fees paid to BCG under the BCG Agreement. Bad debt expense during the six months ended June 30, 2008 was higher as we fully reserved the outstanding balance due from K&G in that period. The decrease in compensation costs is primarily attributable to headcount reductions in our continuing effort to reduce costs, partially offset by $280,000 of severance expense related to the termination of the three executive officers. We expect general and administrative expenses to decrease in the latter half of 2009 from the level of expenses incurred in the first half of 2009 as a result of our termination of the BCG Agreement.

Research and Development

Research and development expenses for the six months ended June 30, 2009 and 2008 are as follows:

	Six Months Ended June 30,		Change
	2009	2008	Dollars	Percent
Research and development	$345,691	$23,179	$322,512	1,391%
Percent of net sales	9.1%	0.3%

Research and development expenses were $346,000 for the six months ended June 30, 2009 compared to $23,000 for the six months ended June 30, 2008, an increase of $323,000 or 1,391%. As a percentage of sales, these expenses increased to 9% from less than 1% in the same period of 2008. Of the increase in expenses, $250,000 is attributable to our December 2008 research and development agreement that required us to pay $50,000 per month for six months and concluded in May 2009. We expect research and development expenses to be significantly less in the latter half of 2009 as we focus on reducing our current inventory levels.

Interest Income

Interest income for the six months ended June 30, 2009 and 2008 is as follows:

	Six Months Ended June 30,		Change
	2009	2008	Dollars	Percent
Interest income	$18,848	$74,723	$(55,875)	-75%
Percent of net sales	0.5%	1.1%

Interest income was $19,000 for the six months ended June 30, 2009 compared to $75,000 for the six months ended June 30, 2008, a decrease of $56,000 or 75%. This decrease resulted primarily from a lower interest rate earned on our cash balances.

Provision for Income Taxes

During 2008, we recorded a valuation allowance against certain deferred tax assets. Due to continued uncertainty over sufficient future taxable income to fully use these deferred tax assets, we did not record an income tax benefit for the losses incurred during the three and six months ended June 30, 2009. During the three and six months ended June 30, 2009, we recorded $17,815 and $44,681, respectively, of income tax expense primarily due to interest and penalties accrued under the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109, or FIN 48, for uncertain tax positions. We did record an income tax benefit for the losses incurred during the three and six months ended June 30, 2008. Our effective income tax benefit rate for the three and six months ended June 30, 2008 was 31% and 33%, respectively. Our statutory tax rate is 38.5% and consists of the federal income tax rate of 34% and the North Carolina state income tax rate of 4.5%, net of the federal benefit. Our effective income tax benefit rate is lower than the statutory rate during the three and six months ended June 30, 2008 primarily due to the effect of losses at our non-U.S. operations, as we did not record a benefit for these non-U.S. losses due to the uncertainty of generating sufficient future taxable income in these tax jurisdictions to offset the losses. In August 2008, we ceased operations in these jurisdictions.

As a result of the closure of our Hong Kong subsidiary, we had a significant tax deduction on our 2008 tax returns resulting from unpaid obligations of the subsidiary to us. We have determined that this deduction qualifies as an uncertain tax position under the provisions of FIN 48 and have recorded a long-term accrued income tax liability of $2.2 million. This liability will be resolved when we receive an official ruling on the deduction from the appropriate governmental agencies or when the statute of limitations expires. The deferred tax asset on our consolidated balance sheets represents available net operating loss carry-backs available to us in the event the deduction is disallowed. If the deduction is resolved in a favorable manner, we will reverse all or some of this liability and increase our valuation allowance related to the deferred tax asset, resulting in a net income tax expense or benefit depending upon the facts and circumstances at that time.

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of June 30, 2009, our principal sources of liquidity were cash and cash equivalents totaling $7.0 million, trade accounts receivable of $363,000, and inventory of $3.5 million, as compared to cash and cash equivalents totaling $5.6 million, trade accounts receivable of $3.8 million, and inventory of $8.3 million as of December 31, 2008. Of the $3.8 million trade accounts receivable balance at December 31, 2008, $2.3 million related to Reeves Park with whom we completed a settlement agreement to reduce the outstanding balance in 2009.

During the six months ended June 30, 2009, our working capital decreased by approximately $7.0 million to $11.8 million from $18.8 million at December 31, 2008. As described more fully below, the decrease in working capital at June 30, 2009 is primarily attributable to decreases in accounts receivable as discussed above, continuing sales declines, and reclassifications of inventory between short-term and long-term.

During the six months ended June 30, 2009, $1.6 million of cash was provided by operations primarily as a result of a $2.1 million decrease in accounts receivable (excluding the impact of the change in reserves and the non-cash repurchase of inventory under the Reeves Park settlement), receipt of a $2.1 million income tax receivable from the Internal Revenue Service, and a $1.3 million decrease in inventory, partially offset by a $1.2 million decrease in accounts payable and our $2.5 million net loss. Accounts receivable were down primarily due to cash collections and the impact of our settlement with Reeves Park. While total inventory increased by $480,000 from the balance at December 31, 2008, there was a $1.3 million non-cash purchase of jewelry inventory under the terms of our settlement agreement with Reeves Park. Our accounts payable are typically at their highest level at December 31 of each year due to our increased expenses for sales and marketing during the fourth quarter holiday season, and our decrease in accounts payable is due to payments made on these expenses as well as the overall reduction in expenses and inventory purchase commitments consistent with our efforts to reduce costs and inventory while conserving cash.

We did not make any purchases of raw material inventory during the six months ended June 30, 2009. During 2008, we significantly reduced our raw material inventory purchase commitments from prior years to improve cash flow from operations. Further, we were able to negotiate with our two leading raw material suppliers to defer purchases during the three months ended December 31, 2008 into 2009, while keeping in place our long-term supply agreements. We expect our reduced and deferred purchase commitments to help us convert inventory into cash at a faster rate. Our raw material inventories of SiC crystals are purchased under exclusive supply agreements with a limited number of suppliers. Because the supply agreements restrict the sale of these crystals exclusively to us, the suppliers negotiate minimum purchase commitments with us that, combined with our reduced sales, have resulted in levels of inventories that are higher than we might otherwise maintain. Our current rate of sales and our high level of inventory resulted in $39.4 million of our inventories being classified as long-term assets at June 30, 2009.

On June 6, 1997, we entered into an amended and restated exclusive supply agreement with Cree for the supply of SiC crystals for use in the manufacturing of moissanite jewels. The exclusive supply agreement had an initial term of ten years that was extended in January 2005 to July 2015. In connection with the exclusive supply agreement, we have committed to purchase a minimum of 50% (by dollar volume) of our requirements for SiC crystals from Cree. If our orders require Cree to expand beyond specified production levels, we must commit to purchase certain minimum quantities. In September 2008, we entered into an agreement with Cree to delay our commitment to purchase $710,000 of SiC crystals during the fourth quarter of 2008. This purchase commitment will be included in our yet-to-be established 2009 purchase commitment with Cree, and we are currently in negotiations with Cree to further delay this commitment and any additional purchases until 2010.

In February 2005, we entered into an exclusive supply agreement with Norstel AB, or Norstel, for the supply of SiC crystals for use in the manufacturing of moissanite jewels. In April 2008, we entered into an amendment to the exclusive supply agreement with Norstel due to an update of Norstel’s delivery schedule and also due to our desire to limit our purchase of raw materials. Under the amendment, our minimum purchase commitment from Norstel continues until (i) we have purchased an aggregate amount of approximately $7.9 million of SiC crystals, or (ii) September 26, 2011, whichever occurs first. As of June 30, 2009, we have purchased $550,000 of SiC crystals since inception of the exclusive supply agreement. In October 2008, we entered into a new letter agreement with Norstel which amended and supplemented the April 2008 amendment. Pursuant to the new letter agreement, our commitment to purchase SiC inventory from Norstel during the fourth quarter of 2008 was suspended. It is not yet determined what our total commitment from Norstel will be for 2009, although we have committed to purchase a minimum of 40% of our quarterly SiC requirements from Norstel. In addition, we advanced $400,000 to Norstel in 2005 for the purchase of certain equipment. This advance, which is in the form of a note receivable, began to be repaid in January 2007 through a 20% reduction on each invoice for subsequent purchases of SiC crystals. Effective March 1, 2008, pursuant to the April 2008 amendment to the exclusive supply agreement, we began receiving a 30% reduction on each invoice for subsequent purchases of SiC crystals from Norstel and will continue to receive this reduction until the advance is repaid. The balance on the advance as of June 30, 2009 was $224,627. Due to the undetermined recommencement of purchases from Norstel, we have chosen to classify the entire remaining outstanding receivable as non-current on our consolidated balance sheet as of June 30, 2009.

As of June 30, 2009, we had no trade accounts receivable from Reeves Park. As of December 31, 2008, we had trade accounts receivable from Reeves Park of $4.9 million, or 62% of receivables (not considering our allowances for uncollectible accounts or returns). In January 2009, we entered into a settlement agreement with Reeves Park to settle its outstanding balance by accepting a return of inventory, the receipt of certain cash payments due to Reeves Park from its customers, and the payment by Reeves Park of a settlement fee to us. Based on the $2.3 million estimated net realizable value of the transactions under the settlement agreement, we increased our allowance for uncollectible accounts at December 31, 2008 for Reeves Park to $2.6 million. The transactions under the settlement agreement are complete as of June 30, 2009 and the underlying allowance for uncollectible accounts is zero.

In February 2009, we entered into the BCG Agreement, under which BCG provided management services to us, including the services of Richard A. Bird, a then current director, as our full-time non-employee Chief Executive Officer. Pursuant to the BCG Agreement, we paid management fees to BCG of $75,000 per month during 2009, except the monthly fee was $175,000 per month for each of the first two months of the BCG Agreement to compensate BCG for additional work related to the development of a new business strategy. All fees paid under the BCG Agreement are included in general and administrative expenses on our statement of operations. As described under “Recent Developments” below, the BCG Agreement was terminated on July 2, 2009 by mutual agreement of BCG, Mr. Bird, and us.

We did not make any income tax payments during the six months ended June 30, 2009 due to our loss position. We received payment in April 2009 of a $2.1 million income tax receivable. As of December 31, 2008, we had federal income tax credits of $0.6 million that can be carried forward to offset future income tax and these credits begin expiring in 2012. As of December 31, 2008, we also had a North Carolina net operating loss carryforward of approximately $7.5 million that begins to expire in 2013.

Our future capital requirements and the adequacy of available funds will depend on many factors, including the risk factors described in more detail in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. Based on our cash and cash equivalents and other working capital, management believes that our existing capital resources are adequate to satisfy our capital requirements for at least the next 12 months, provided that there are no extraordinary events and that economic conditions impacting consumer spending do not further deteriorate and adversely affect the demand for moissanite. There can be no assurance that the efforts taken to date and future actions will be able to withstand the impact of any economic downturn that extends deeper or longer than we currently anticipate. Under these conditions, our operations and other sources of funds may not be sufficient to fund our operations, and we may be required to seek alternative sources of funding. There is no assurance, however, that we will be able to obtain financing on acceptable terms, or at all, especially in light of the ongoing turmoil in the financial markets.

Recent Developments

On July 2, 2009, we, BCG, and Richard A. Bird entered into a mutual termination and release agreement, or the Termination Agreement, to terminate the BCG Agreement. As part of the Termination Agreement, Mr. Bird resigned as our Chief Executive Officer and as a member of our Board of Directors effective as of the close of business on July 2, 2009, or the Effective Time. The Termination Agreement provides that, from and after the Effective Time, neither we, BCG, nor Mr. Bird shall have any further rights, duties, or obligations under the BCG Agreement. BCG and Mr. Bird are also subject to a covenant not to compete with us during the period beginning at the Effective Time and continuing for a period of 18 months thereafter, within the territory as defined in the Termination Agreement.

Concurrently with the Termination Agreement, we entered into a consulting agreement with BCG, or the Consulting Agreement, pursuant to which BCG shall provide the services of Mr. Bird to render consulting and advisory services as we may reasonably request in order to assist us in transitioning to a new management team. The term of the Consulting Agreement commenced as of the Effective Time and shall terminate no later than August 31, 2009, or earlier at our option. Under the Consulting Agreement, we must pay to BCG a monthly cash consulting fee in the amount of $20,000, pro-rated to account for any partial month. We must also reimburse BCG in accordance with the reasonable policies and procedures that are established from time to time by us for all reasonable and necessary out-of-pocket expenses that are incurred by BCG in performing its duties under the Consulting Agreement, including, without limitation, reasonable travel expenses.

Effective July 17, 2009, the Board of Directors appointed George R. Cattermole, our current Chairman of the Board, as our Interim Chief Executive Officer until the earlier of the hiring of a permanent Chief Executive Officer or three months. While Mr. Cattermole will retain his position as Chairman of the Board, he relinquished his membership on our Audit Committee, Compensation Committee, and Nominating and Governance Committee as of July 17, 2009 and for the duration of his service as Interim Chief Executive Officer as he is no longer an independent director under the NASDAQ Listing Rules.

While serving as Interim Chief Executive Officer, Mr. Cattermole will not receive compensation for his service as Chairman of the Board and will instead be compensated at a rate of $6,000 per week, with 70% of such sum paid in cash on a biweekly basis and the remaining 30% to be payable in restricted stock. The amount payable in restricted stock shall accrue until the appointment of a permanent Chief Executive Officer, at which time it shall be valued as of the close of the business day immediately prior to such appointment and immediately vested.

In July 2009, a major customer informed us that it would cancel scheduled jewelry trunk shows subsequent to September 23, 2009 due to the decline in its moissanite event sales and its current level of in-case moissanite jewelry inventory. During 2009, these trunk shows have been our primary source of jewelry revenue, and we expect a significant decline in the latter half of 2009 unless an alternative outlet can be sourced.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Not applicable.

Item 4T.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. During the three months ended June 30, 2009, we have made the following changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting: the individual serving as our Controller and principal accounting officer resigned from the Company as an employee and officer but remained in a consulting capacity; and we appointed a new Chief Financial Officer in June 2009. As our newly appointed Chief Financial Officer reviews our existing internal control over financial reporting processes, changes to our internal control over financial reporting may be implemented in future quarters.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Please refer to Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 for a description of material legal proceedings, including the proceedings discussed below.

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

On June 16, 2008, we filed a collection action in the United States District Court, Eastern District of North Carolina, Western Division, against K&G for collection of in excess of $2.8 million owed under a manufacturing agreement between K&G and us that was terminated as of December 31, 2007. We sought to recover approximately $2.8 million, with interest accruing at the contract rate of 12% from July 4, 2008, for moissanite jewels delivered and sold to K&G. On July 14, 2008, K&G filed its answer, counterclaim, and related pleadings in which it generally denied our claims and asserted counterclaims of $50 million against us and certain of our now former executive officers for alleged breach of the manufacturing agreement in connection with alleged overcharges for moissanite jewels, misrepresentations regarding pricing, interference with its business relationships, forcing K&G from the moissanite business, and related matters. On June 26, 2009, we settled the lawsuit, including the counterclaim, with K&G under acceptable terms that are not material to our financial position in order to avoid further litigation expenses and to dispose of the case.

On February 5, 2009, we ended our employment relationship with three executive officers. The former executive officers had individually disputed our belief that no severance obligations were due under the terms of their respective employment agreements. We negotiated in good faith with each of the executive officers to resolve their individual claims. During the six months ended June 30, 2009, all claims were settled and we recorded $280,000 of general and administrative expense for these settlements.

Item 1A.	Risk Factors

The following discussion addresses some of the risks and uncertainties that could cause, or contribute to causing, actual results to differ materially from expectations. In evaluating our business, you should pay particular attention to the descriptions of risks and uncertainties described below. If any of these risks actually occur, our business, financial condition, or results of operations could be materially and adversely affected.

Our company is in a state of flux and our success is contingent upon achieving multiple critical objectives. Our company has undergone significant changes in the past six months. On February 5, 2009, we ended our employment relationship with three executive officers: Dennis M. Reed, who had served as President and Chief Marketing Officer since March 2007 and principal executive officer since July 2008; Carl A. Mielke, Senior Vice President of Sales; and Steven L. Abate, Vice President of Operations. On June 7, 2009, Neil Boss, the Controller of our company since 2002, resigned as our principal accounting officer and principal financial officer effective on June 23, 2009, the date Timothy Krist was appointed our new Chief Financial Officer. On June 22, 2009, we dismissed Deloitte & Touche LLP as our independent registered public accounting firm and engaged FROST, PLLC as our independent registered public accounting firm for the fiscal year ending December 31, 2009. On June 26, 2009, the Board appointed Dr. Charles D. Lein to serve as a director of the Company. On July 2, 2009, we, BCG, and Richard A. Bird mutually agreed to the Termination Agreement that included the resignation of Mr. Bird as our Chief Executive Officer and a member of our Board of Directors. Our current Chairman of the Board, George R. Cattermole, was appointed our Interim Chief Executive Officer on July 17, 2009 while the search for a permanent Chief Executive Officer is being conducted by our Board. These changes have been disruptive to our business as the new personnel and independent registered public accounting firm become acclimated to our processes and our unique business circumstances.

Our business strategy is also currently under review and subject to restructuring as we attempt to more effectively position moissanite against diamonds and diamond substitutes, such as cubic zirconia, in the highly competitive jewelry market while also continuing to identify opportunities to reduce operating expenses.

In addition, we face the risk of loss of certain of our employees who may be uncomfortable with our current state of flux, which may further impact our future operations.

We believe our success will depend to a significant extent on our ability to attract a qualified Chief Executive Officer to develop and implement a successful business strategy; to successfully lead and motivate our employees; and to work effectively with other members of our management team, our Board, and other stakeholders in our company. There can be no assurance that the hiring of a qualified Chief Executive Officer or other changes in management will lead to an improvement in our results of operations. If the leadership transition is not successful, we may experience further disruption to our operations, which may have a material adverse affect on our business and financial condition.

A further decline in sales could continue to have a material adverse effect on us and our results of operations. Our annual sales declined from $40.7 million in 2006 to $27.8 million in 2007 to $14.7 million in 2008. In addition, we have experienced significant sales declines during the first six months of 2009 from the same period in 2008. These sales declines and the resulting operating losses in 2008 and the first six months of 2009 have adversely impacted our relationships with our suppliers and customers, and they have affected our ability to retain key employees. Due to the large inventory position we currently have, we reduced our manufacturing levels in 2008 and the first six months of 2009, and we expect further reductions in future years until our inventory position is more in line with our sales. We have made no raw material purchases in 2009, and deferred purchase commitments have resulted in significant price increases that will likely affect future gross margin percentages. We have no assurance that the quality of the raw material crystals we receive in the future will not be affected by the reduced purchase levels or that our raw material suppliers will be able to timely deliver increased quantities to us should we require a return to a higher level of purchases.

In addition, we have significantly reduced the amount of jewels we faceted during the first six months of 2009. We believe our primary supplier of faceting services, John M. Bachman, Inc., or JMB, is substantially dependent on our business to fund its operations. To eliminate our minimum monthly commitments for faceting services, we terminated our agreement with JMB in 2008, but we are currently operating with JMB on an “as needed” basis. We cannot be assured that JMB will be able to continue in business with our reduced faceting levels. We have no assurance that other suppliers of faceting services could meet our demand on a timely basis or that we will not experience increased prices for our faceting services.

Our common stock is currently subject to potential delisting from the NASDAQ Global Select Market. On August 18, 2008, we received a notice from the Listing Qualifications Department of The NASDAQ Stock Market LLC, or NASDAQ, indicating that our common stock is subject to potential delisting from the NASDAQ Global Select Market because, for the preceding 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 closing bid price requirement for continued listing on the NASDAQ Global Select Market. As a result of the recent extraordinary market conditions, NASDAQ temporarily suspended its enforcement of the minimum $1.00 closing bid price requirement and announced that it would not take any action to delist any security failing to meet the bid price requirement between October 16, 2008 and July 31, 2009. On July 14, 2009, we received a second notice from the Listing Qualifications Department of NASDAQ informing us that, based on discussions with the SEC, NASDAQ expects no further extensions of the suspension and, as a result, we have until December 2, 2009 to regain compliance with the minimum $1.00 closing bid price requirement for continued listing on the NASDAQ Global Select Market, barring any further suspensions of these rules. We are currently evaluating options that would enable us to remain listed on the NASDAQ Global Select Market, including operational strategies to increase the price of our common stock above the minimum $1.00 closing bid price.

If our common stock is delisted from the NASDAQ Global Select Market, shares of our common stock would likely trade on the OTC Bulletin Board, or OTCBB, or we may deregister the shares with the SEC, in which case our common stock would likely be traded in the Pink Sheets market. If this were to occur, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts’ coverage of us may be reduced. In addition, in the event our common stock is delisted, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in our common stock, further limiting the liquidity of the shares. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of common stock.

Our business and our results of operations could be materially adversely affected as a result of general economic and market conditions, including the current economic crisis. Global financial markets have been experiencing extreme disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. We are unable to predict the likely duration and severity of the current disruptions in the financial markets and the adverse global economic conditions, and if the current uncertainty continues or economic conditions further deteriorate, our business and results of operations could be materially and adversely affected. The consequences of such adverse effects could include interruptions or delays in our suppliers’ performance of our contracts, reductions and delays in customer purchases, delays in or the inability of customers to obtain financing to purchase our products, and bankruptcy of customers and/or suppliers.

Luxury products, such as fine jewelry, are discretionary purchases for consumers. The recent reduction in consumer discretionary spending, largely attributed to the conditions described above, has affected our industry more significantly than many other industries. Consumer discretionary spending is strongly affected by economic factors outside our control, including the condition of financial markets, consumer credit availability, prevailing interest rates, energy costs, employment levels, salary levels, and tax rates. A continued reduction in discretionary consumer spending could have a material adverse affect on our business and financial condition.

Our future financial performance depends upon increased consumer acceptance and growth of sales of our products. We believe that most consumers are not generally aware of the existence and attributes of moissanite jewels and that the consumer market for moissanite jewels is in the early stages of development. Total moissanite jewelry retail sales have historically been less than 1% of the total jewelry market. The degree of future market acceptance and demand are subject to a significant amount of uncertainty. Our future financial performance will depend, in part, upon greater consumer acceptance of moissanite jewels as distinct from all other jewels based on their fire, brilliance, luster, durability, and rarity. In addition, consumer acceptance may be affected by retail jewelers’ and jewelry manufacturers’ acceptance of moissanite jewels. We primarily market loose jewels, which jewelry distributors, manufacturers, and retailers set in jewelry and in turn distribute or sell to consumers.

The quality, design, and workmanship of the jewelry settings selected by retail jewelers, which is not within our control, could affect consumers’ perception and acceptance of our jewels. Thus, our future financial performance may be affected by:

•	the willingness and ability of our jewelry distributors and other jewelry suppliers, manufacturers, and designers to market and promote moissanite jewels to the retail jewelry trade;

•

the willingness of distributors, retailers, and others in the channel of distribution to purchase loose moissanite jewels and the willingness of manufacturers, designers, and retail jewelers to undertake setting of the loose jewels;

•	the ability of manufacturers, designers, and retail jewelers to select jewelry settings that encourage consumer acceptance of and demand for our jewels;

•	the ability of jewelry manufacturers and retail jewelers to set loose moissanite jewels in jewelry with high quality workmanship; and

•	the ability of retail jewelers to effectively market and sell moissanite jewelry to consumers.

If our products do not receive greater market acceptance, our business, operating results, and financial condition would be materially and adversely affected.

We expect to remain dependent upon Cree for the supply of most of our SiC crystals for the foreseeable future. If we are unable to obtain sufficient, high-quality SiC crystals from Cree, and we have a significant increase in demand for our jewel, then we may not be able to meet that demand. Cree has certain proprietary rights relating to its process for growing large single crystals of SiC and its process for growing near-colorless SiC crystals. Under our exclusive supply agreement with Cree, we are obligated to buy from Cree, and Cree is obligated to sell to us, at least 50%, by dollar volume, of our requirements for SiC material for the production of gemstones in each calendar quarter through June 2015. In February 2005, we entered into an exclusive supply agreement with Norstel, which was amended in April 2008 and October 2008, as a secondary supplier of SiC crystals. However, Norstel has not demonstrated to date the ability to consistently grow high-quality SiC crystals that meet our requirements.

Cree has improved its production processes and is currently producing SiC crystals sufficient to meet our requirements. However, there can be no assurance that Cree will be able to continue to produce and supply us with SiC crystals of sufficient quality, sizes, and volumes that we desire or that we will successfully negotiate purchase commitments that enable us to manage our inventories and raw material costs effectively. In addition, although Norstel represents a potential additional source of supply, it has not yet proven to have the capability to produce significant quantities of SiC crystals of suitable quality and sizes, and there can be no assurance that it will ever develop these capabilities.

For the sale of our jewels in North America, we are currently substantially dependent on a limited number of distributors and jewelry manufacturers. We anticipate that the majority of the moissanite jewels that we sell in North America will be distributed through a limited number of manufacturers and distributors, and therefore, we are substantially dependent upon these companies for distribution of moissanite jewels in North America. During the six months ended June 30, 2009, our four largest domestic customers collectively accounted for 41% of net sales. In late 2007, we terminated our manufacturing agreement with K&G (one of our largest customers in 2007) and in 2008 we terminated our manufacturing agreement with Reeves Park (one of our largest customers in 2007 and 2008). This disruption in our distribution model was significant and we have not yet, to date, replaced the sales volume lost as a result of these events.

We face intense competition in the worldwide jewelry industry. The jewelry industry is highly competitive and we compete with numerous other jewelry products, including diamonds, cubic zirconia, and watches, among others. In addition, despite the positioning of moissanite as a unique jewel, we face competition from treated diamonds, synthetic diamonds, and companies developing other synthetic jewelry technologies. A substantial number of companies supply products to the jewelry industry, many of which we believe have greater financial resources than we do. Competitors could develop new or improved technologies that may render the pricing point for moissanite noncompetitive, which would have an adverse effect on our business, results of operations, and financial condition.

The financial difficulties or insolvency of one or more of our major customers could adversely affect results. We are subject to a concentration of credit risk amongst our major customers and a default by any of these customers on their debts to us could have a material adverse effect on our financial position. Future sales and our ability to collect accounts receivable depend, in part, on the financial strength of customers. We estimate an allowance for accounts for which collectibility is at risk and this allowance adversely impacts profitability. In the event customers experience greater than anticipated financial difficulties or insolvency, profitability would be expected to be adversely impacted by the Company’s failure to collect accounts receivable in excess of the estimated allowance. Given the current economic environment, constrained access to capital and general market contractions may heighten our exposure to customer default.

We are subject to certain risks due to our international distribution channels and vendors. We currently have approximately 20 international distributors for moissanite jewels covering substantially all of Western Europe, Australia, India, and certain countries in Southeast Asia and the Middle East. Our long-term strategy is to expand the number of international markets for our products. In addition, we expect to continue to use certain companies based outside the United States to facet our moissanite jewels. Due to our reliance on development of foreign markets and use of foreign vendors, we are subject to the risks of conducting business outside of the United States. These risks include the following:

•

the adverse effects on United States-based companies operating in foreign markets that might result from war, terrorism, changes in diplomatic, trade, or business relationships or other political, social, religious, or economic instability;

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

We rely upon our ability to protect our intellectual property. We have United States product and method patents for moissanite jewels under which we believe that we have broad, exclusive rights to manufacture, use, and sell moissanite jewels in the United States. We have these same patents in a number of foreign jurisdictions. We believe that these patents create substantial technological barriers to our potential competitors.

At the present time, we are also dependent on Cree’s technology for the production of SiC crystals. Cree is exclusively licensed to use a patent concerning a process for growing large single crystals of SiC, has certain patents of its own relating to growth of large single crystals of SiC, and has a patent for a process for growing near-colorless SiC crystals. If Norstel becomes a significant additional source of supply, we will also become dependent on its technology.

There can be no assurance that any patents issued to or licensed by or to us, Cree, or Norstel will provide any significant commercial protection, or that we, Cree, or Norstel will have sufficient resources to protect our respective patents or that any patents will be upheld by a court should we or our suppliers seek to enforce our respective rights against an infringer. As disclosed in “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q, our South Korean patent is no longer valid as a result of a ruling by the South Korean Patent Court, and there can be no assurance that we will not incur similar outcomes in the future. In addition, the existence of valid patents does not prevent other companies from independently developing competing technologies. Existing producers of SiC crystals or others may refine existing processes for growing SiC crystals or develop new technologies for growing large single crystals of SiC or colorless SiC crystals in a manner that does not infringe patents owned or licensed by us, Cree, or Norstel.

As a result of the foregoing factors, existing and potential competitors may be able to develop products that are competitive with or superior to our products, and such competition could have a material adverse effect on our business, operating results, and financial condition.

Governmental regulation and oversight might adversely impact our operations. We are subject to governmental regulations in the manufacture and sale of moissanite jewels. In particular, the Federal Trade Commission has the power to restrict the offer and sale of products that could deceive or have the tendency or effect of misleading or deceiving purchasers or prospective purchasers with regard to its type, kind, quality, character, origin, or other characteristics. We may be under close scrutiny both by governmental agencies and by competitors in the gemstone industry, any of which may challenge our promotion and marketing of our moissanite jewel products. If our production or marketing of moissanite jewels is challenged by governmental agencies or competitors, or if regulations are issued that restrict our ability to market our products, our business, operating results, and financial condition could be materially adversely affected.

Sales of moissanite jewelry could be dependent upon the pricing of precious metals, which is beyond our control. Any increases in the market price of precious metals (primarily gold) could affect the pricing and sales of jewelry incorporating moissanite jewels. The majority of price increases in precious metals are passed on to the consumer in the form of higher prices for finished jewelry. These higher prices could have a negative impact on the sell-through of moissanite jewelry at the retail level. From the beginning of 2006 through the six months ended June 30, 2009, the price of gold has increased significantly (approximately 75%), resulting in higher retail price points for gold jewelry. This has had a negative impact on both sales of moissanite jewelry and the jewelry industry as a whole. We currently encourage our customers to set moissanite jewels in jewelry with a gold quality of 14 Karat or higher or in platinum. Due to high gold prices, we are currently reassessing this strategy and relaxing our Brand Identity Guidelines to allow our customers to set moissanite jewels in settings made from other materials, including silver.

Some anti-takeover provisions of our charter documents, agreements, and plans may delay or prevent a takeover of our company. A number of provisions of our articles of incorporation and bylaws impact matters of corporate governance and the rights of shareholders. Certain of these provisions have an anti-takeover effect and may delay or prevent takeover attempts not first approved by the Board of Directors (including takeovers that certain shareholders may deem to be in their best interests). These provisions also could delay or frustrate the removal of incumbent directors or the assumption of control by shareholders. We believe that these provisions are appropriate to protect our interests and all of our shareholders.

Under the terms of our exclusive supply agreement with Cree, we are prohibited from entering into an exclusive marketing or distribution agreement with DeBeers or its affiliates or any party whose primary business is the development, manufacture, marketing or sale of diamond gemstones or any non-gemstone and non-jewelry industry competitor of Cree. The agreement also prohibits us from entering into certain merger, acquisition, sale of assets or similar transactions with a prohibited party. These provisions of the agreement could limit the price that third parties might be willing to pay in the future for some or all of the shares of our common stock. In addition, this agreement could prevent us from entering into certain potentially profitable transactions with such prohibited parties.

On February 21, 1999, we adopted a Shareholder Rights Plan, or the Rights Plan, under which all shareholders of record as of March 8, 1999, received rights to purchase shares of a new series of preferred stock. Each share of common stock issued after March 8, 1999 has received the same rights. The Rights Plan, as modified by an amendment dated February 18, 2009, remains in full force and effect.

The Rights Plan is designed to enable all of our shareholders to realize the full value of their investment and to provide for fair and equal treatment for all shareholders in the event that an unsolicited attempt is made to acquire us. The adoption of the Rights Plan is intended as a means to guard against abusive takeover tactics and is not in response to any particular proposal. The rights, which expire in 2019, will be exercisable only if a person or group acquires 20% or more of our common stock or announces a tender offer for 20% or more of the common stock. If a person or group acquires 20% or more of our common stock, all shareholders except the purchaser will be entitled to acquire our common stock at a 50% discount. The effect will be to discourage acquisitions of more than 20% of our common stock without negotiations with our Board of Directors.

The rights will trade with our common stock, unless and until they are separated upon the occurrence of certain future events. Our Board of Directors may redeem the rights prior to the expiration of a specified period following the acquisition of more than 20% of our common stock.

Item 4.	Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on May 18, 2009. The following matters were submitted to a vote of the shareholders with the results shown below:

	Votes For	Votes Against	Abstentions
A. Proposal to fix the number of members elected to the Board of Directors at four.	13,412,662	3,632,535	37,230

B. Election of Directors

Director Nominee	Votes For	Votes Withheld
Richard A. Bird	12,605,550	4,476,877
Laura C. Kendall	14,577,994	2,504,433
George R. Cattermole	12,794,142	4,288,285
Ollin B. Sykes	12,635,774	4,446,653

	Votes For	Votes Against	Abstentions
C. Proposal to ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2009.	16,880,398	135,186	66,843

The matters listed above are described in detail in our definitive proxy statement dated April 10, 2009 for the Annual Meeting of Shareholders held on May 18, 2009.

Item 6.	Exhibits

The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description
10.1	Employment Agreement, effective as of June 23, 2009, between Charles & Colvard, Ltd. and Timothy L. Krist (incorporated herein by reference to Exhibit 10.130 to our Current Report on Form 8-K, filed with the SEC on June 26, 2009)
10.2	General Release Agreement, dated May 12, 2009, between Charles & Colvard, Ltd. and Steven L. Abate
10.3	General Release Agreement, dated May 16, 2009, between Charles & Colvard, Ltd. and Carl Mielke
10.4	General Release Agreement, dated June 30, 2009, between Charles & Colvard, Ltd. and Dennis Reed
10.5	Director Compensation Structure, effective May 18, 2009
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARLES & COLVARD, LTD.

	By:	/s/ George R. Cattermole
August 14, 2009		George R. Cattermole
Interim Chief Executive Officer

	By:	/s/ Timothy L. Krist
August 14, 2009		Timothy L. Krist
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Employment Agreement, effective as of June 23, 2009, between Charles & Colvard, Ltd. and Timothy L. Krist (incorporated herein by reference to Exhibit 10.130 to our Current Report on Form 8-K, filed with the SEC on June 26, 2009)
10.2	General Release Agreement, dated May 12, 2009, between Charles & Colvard, Ltd. and Steven L. Abate
10.3	General Release Agreement, dated May 16, 2009, between Charles & Colvard, Ltd. and Carl Mielke
10.4	General Release Agreement, dated June 30, 2009, between Charles & Colvard, Ltd. and Dennis Reed
10.5	Director Compensation Structure, effective May 18, 2009
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002