Form 10-Q
period 2009-09-30
CHARLES & COLVARD LTD
filed 2009-11-16
CIK 1015155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q
_________________
(Mark One)
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

OR

☐    Transition report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to ______

Commission File Number: 000-23329
_________________

Charles & Colvard, Ltd.
(Exact name of registrant as specified in its charter)
_________________

North Carolina	56-1928817
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

300 Perimeter Park Drive, Suite A Morrisville, North Carolina	27560
(Address of principal executive offices)	(Zip Code)

(919) 468-0399
(Registrant’s telephone number, including area code)
_________________

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

Large accelerated filer                                                      ☐                                                                Accelerated filer☐

Non-accelerated filer                                                      ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 9, 2009, there were approximately 18,925,224 shares of the registrant’s common stock, no par value per share, outstanding.

CHARLES & COLVARD, LTD.

FORM 10-Q
For the Quarterly Period Ended September 30, 2009

PART I – FINANCIAL INFORMATION

 Item 1.                                Financial Statements

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009 (unaudited)	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$6,795,215	$5,587,144
Accounts receivable, net	918,473	3,754,657
Interest receivable	60	2,747
Income tax receivable	-	2,074,420
Note receivable	-	142,000
Inventory, net	2,297,863	6,849,239
Inventory on consignment, net	672,127	1,442,608
Prepaid expenses and other assets	292,077	500,643
Deferred income taxes	1,484,140	1,231,071
Total current assets	12,459,955	21,584,529
Property and equipment, net	339,160	412,234
Patent and license rights, net	268,081	279,315
Inventory, non-current, net	39,241,461	34,727,841
Note receivable, non-current	224,627	82,627
Deferred income taxes, non-current	575,075	940,903
TOTAL ASSETS	$53,108,359	$58,027,449

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$315,530	$1,631,074
Deferred revenue	-	171,181
Accrued co-op advertising	308,965	401,849
Accrued expenses and other liabilities	200,171	623,584
Total current liabilities	824,666	2,827,688
Long-term liabilities:
Accrued income taxes	3,214,218	3,154,110
Total liabilities	4,038,884	5,981,798
Commitments and contingencies
Stockholders’ equity:
Common stock, no par value	52,910,075	52,910,075
Additional paid-in capital – share-based compensation	6,160,289	6,177,246
Accumulated deficit	(10,000,889)	(7,041,670)
Total stockholders’ equity	49,069,475	52,045,651
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$53,108,359	$58,027,449

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales	$2,145,003	$4,162,544	$5,950,398	$11,206,104
Costs and expenses:
Cost of goods sold	848,936	1,519,997	2,580,899	4,227,588
Sales and marketing	673,917	2,006,745	1,504,308	5,821,681
General and administrative	1,082,000	5,480,036	4,411,042	8,686,837
Research and development	31,084	12,461	376,775	35,640
Total costs and expenses	2,635,937	9,019,239	8,873,024	18,771,746
Loss from operations	(490,934)	(4,856,695)	(2,922,626)	(7,565,642)
Interest income	6,746	21,495	25,594	96,218
Loss before income taxes	(484,188)	(4,835,200)	(2,897,032)	(7,469,424)
Income tax benefit (expense)	(17,270)	1,712,587	(62,187)	2,570,236
Net loss	$(501,458)	$(3,122,613)	$(2,959,219)	$(4,899,188)

Net loss per common share:
Basic and fully diluted	$(0.03)	$(0.17)	$(0.16)	$(0.27)
Weighted average number of shares used in computing net loss per common share:
Basic and fully diluted	18,925,224	18,334,136	18,638,453	18,209,532

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,959,219)	$(4,899,188)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	126,418	159,756
Share-based compensation	93,520	333,983
Provision for uncollectible accounts	152,600	4,540,000
Provision for sales returns	(140,000)	125,000
Consignment inventory reserve	(153,000)	324,000
Provision (benefit) for deferred income taxes	112,759	(1,785,494)
Loss on disposal of assets	-	62,135
Changes in assets and liabilities:
Accounts receivable	1,549,344	1,445,091
Income tax receivable	2,074,420	(596,637)
Inventory	2,235,477	(663,913)
Other assets, net	211,253	272,077
Accounts payable	(1,315,544)	(2,507,210)
Deferred revenue	(171,181)	100,000
Accrued co-op advertising	(92,884)	218,208
Other accrued liabilities, net	(363,305)	257,801
Net cash provided by (used in) operating activities	1,360,658	(2,614,391)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(20,044)	(28,910)
Patent and license rights costs	(22,066)	(268,751)
Proceeds from sale of equipment	-	898
Net cash used in investing activities	(42,110)	(296,763)

CASH FLOWS FROM FINANCING ACTIVITIES:
Excess tax cost from share-based payment arrangements	(110,477)	-
Net cash used in financing activities	(110,477)	-

Effect of foreign currency translations	-	1,263

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,208,071	(2,909,891)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,587,144	7,048,409
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,795,215	$4,138,518

Supplemental schedule of non-cash operating activities:
Inventory acquired from settlement of accounts receivable	$1,274,240	$-
Supplemental schedule of non-cash investing activities:
Reduction of note receivable	$-	$140,763

S      See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.            BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business - Charles & Colvard, Ltd. (“the Company”) was incorporated in North Carolina on June 28, 1995, and its primary business is the manufacture, marketing, and distribution of Charles & Colvard Created Moissanite® jewels (hereinafter referred to as moissanite or moissanite jewels) for sale in the worldwide jewelry market. Moissanite, also known by its chemical name of silicon carbide (“SiC”), is a rare mineral first discovered in a meteor crater. Because naturally occurring SiC crystals are too small for commercial use, larger crystals must be grown in a laboratory. Leveraging the Company’s advantage of being the sole source worldwide of lab-created moissanite jewels, the Company’s strategy is to establish itself as a reputable, high-quality, and sophisticated brand and to position moissanite as a unique jewel, distinct from all others based on its exceptional brilliance, luster, durability, and rarity. The Company primarily sells loose moissanite jewels to jewel distributors and jewelry manufacturers, although it has begun to sell a limited amount of moissanite jewelry.

Basis of Presentation - The accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, the unaudited statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2009.

The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2009 and 2008 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of December 31, 2008 is obtained from the audited financial statements as of that date. The accompanying statements should be read in conjunction with the audited financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 31, 2009 (the “2008 Annual Report”).

Principles of Consolidation - The accompanying condensed consolidated financial statements as of and for the three and nine months ended September 30, 2009 and 2008 include the accounts of the Company and its wholly owned subsidiary in Hong Kong, Charles & Colvard (HK) Ltd., which became a dormant entity in the second quarter of 2009. The 2008 consolidated financial statements also include the accounts of a Chinese corporation, Guangzhou Charles & Colvard Trading Limited, controlled by the Company as beneficial owner of the entire interest. All intercompany accounts have been eliminated. During the year ended December 31, 2008, the Company ceased operations of both its Hong Kong subsidiary and the controlled company in China.

Significant Accounting Policies - In the opinion of the Company’s management, the significant accounting policies used for the three and nine months ended September 30, 2009 are consistent with those used for the year ended December 31, 2008. Accordingly, please refer to the 2008 Annual Report for the Company’s significant accounting policies.

Use of Estimates - The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates impacting the Company’s consolidated financial statements relate to valuation and classification of inventories, accounts receivable reserves, deferred tax assets, uncertain tax positions, and co-op advertising. Actual results could differ materially from those estimates.

Recently Adopted/Issued Accounting Pronouncements - Accounting for Business Combinations. In December 2007, the Financial Accounting Standards Board (“FASB”) issued new U.S. GAAP guidance related to business combinations that establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. The guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination and was effective for business combinations occurring on or after January 1, 2009. The adoption of this guidance did not have an effect on the Company’s consolidated financial statements.

Noncontrolling Interests in Consolidated Financial Statements. In December 2007, the FASB issued new U.S. GAAP guidance related to noncontrolling interests in consolidated financial statements that establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The guidance also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners and was effective for the Company beginning January 1, 2009. The adoption of this guidance did not have an effect on the Company’s consolidated financial statements.

Determination of the Useful Life of Intangible Assets. In April 2008, the FASB issued new U.S. GAAP guidance related to the determination of the useful life of intangible assets that requires entities to consider their own historical experience in renewing or extending similar arrangements when developing assumptions regarding the useful lives of intangible assets and also mandates certain related disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The adoption of this guidance did not have an effect on the Company’s consolidated financial statements.

Interim Disclosures About Fair Value of Financial Instruments. In April 2009, the FASB issued new U.S. GAAP guidance that requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance also requires those disclosures in summarized financial information at interim reporting periods and is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance did not have an effect on the Company’s consolidated financial statements.

Subsequent Events. In May 2009, the FASB issued new U.S. GAAP guidance that establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The Company adopted this guidance in the second quarter of 2009, and it did not have an effect on the Company’s consolidated financial statements.

FASB Accounting Standards Codification. In June 2009, the FASB issued new U.S. GAAP guidance concerning the organization of authoritative guidance under U.S. GAAP. This new guidance created the FASB Accounting Standards Codification (the “Codification”). The Codification has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification became effective for the Company in its third quarter of 2009. As the Codification is not intended to change or alter existing U.S. GAAP, it did not have any impact on the Company’s consolidated financial statements. On its effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.

Measuring Liabilities at Fair Value. In August 2009, the FASB issued new U.S. GAAP guidance clarifying the measurement of liabilities at fair value. Among other things, the guidance clarifies how the price of a traded debt security (an asset value) should be considered in estimating the fair value of the issuer’s liability and is effective for the first reporting period beginning after its issuance. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Multiple-Deliverable Revenue Arrangements. In October 2009, the FASB issued new U.S. GAAP guidance that requires an entity to allocate revenue arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices (the relative-selling-price method). The guidance eliminates the use of the residual method of allocation, in which the undelivered element is measured at its estimated selling price and the delivered element is measured as the residual of the arrangement consideration, and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables. The new guidance must be adopted no later than the beginning of the first fiscal year beginning on or after June 15, 2010, with early adoption permitted through either prospective application for revenue arrangements entered into, or materially modified, after the effective date or through retrospective application to all revenue arrangements for all periods presented. The Company does not expect the adoption of this guidance to have an effect on its consolidated financial statements.

All other new and recently issued, but not yet effective, accounting pronouncements have been deemed to be not relevant to the Company and therefore are not expected to have any impact once adopted.

2.            OPERATING SEGMENT INFORMATION

All of the Company’s activities are within a single reportable segment. The following presents certain data by geographic area:

	Three Months Ended September 30,
	2009	2008
Net sales
United States	$1,429,651	$2,908,449
International	715,352	1,254,095
Total	$2,145,003	$4,162,544

	Nine Months Ended September 30,
	2009	2008
Net sales
United States	$3,847,928	$7,590,275
International	2,102,470	3,615,829
Total	$5,950,398	$11,206,104

	September 30, 2009	December 31, 2008
Property and equipment, net
United States	$339,160	$412,234
International	-	-
Total	$339,160	$412,234

	September 30, 2009	December 31, 2008
Patent and license rights, net
United States	$86,221	$100,397
International	181,860	178,918
Total	$268,081	$279,315

3.            FAIR VALUE MEASUREMENTS

Under U.S. GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are obtained from independent sources and can be validated by a third party, whereas unobservable inputs reflect assumptions regarding what a third party would use in pricing an asset or liability. The fair value hierarchy consists of three levels based on the reliability of inputs, as follows:

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

4.           INVENTORY

Inventories are stated at the lower of cost or market determined on a first-in, first-out basis. Inventory costs include direct material and labor, inbound freight, purchasing and receiving costs, inspection costs, and warehousing costs. Any inventory on hand in excess of the Company’s current requirements based on historical and anticipated levels of sales is classified as non-current on the Company’s consolidated balance sheets.

The Company currently sells one grade of jewel with limited exceptions to test market acceptance. The grade is classified as very good (“VG”) and consists of near-colorless jewels that meet certain standards. Only VG jewels are valued in inventory. Jewels that have not met the Company’s quality standards, including colored jewels, are not valued in inventory. As market conditions change, including the influences of customer demand, there may be a market for a portion of this unvalued inventory that management may pursue in the future.

Obsolescence is not a factor in the Company’s inventory valuation. The Company’s jewels do not degrade over time and inventory generally consists of the cuts and sizes most commonly used in the jewelry industry. In addition, the majority of jewel inventory is not mounted in finished jewelry settings and is therefore not subject to fashion trends. The Company has very small market penetration in the worldwide jewelry market, and the Company has the exclusive right in the United States through mid-2015 and in many other countries through mid-2016 to produce and sell lab-created SiC for use in jewelry applications. In view of the foregoing factors, management has concluded that no excess or obsolete inventory reserve requirements exist as of September 30, 2009.

All inventories are carefully reviewed for quality standards before they are entered into finished goods. As the quality of the Company’s raw material has improved, so have the standards used to evaluate finished goods. The Company reviews the inventory on an ongoing basis to ensure its inventory meets current quality standards.

Total loose-jewel inventories at September 30, 2009 and December 31, 2008, net of a reserve of $400,000, was $40,045,377 and $41,229,684, respectively. This reserve was established to allow for the carat weight loss associated with the possible future re-cutting of a portion of the loose-jewel inventory to achieve higher quality standards. The need for adjustments to this reserve is evaluated on a period-by-period basis.

All jewelry inventories are finished goods, the majority of which the Company does not actively market. As a result, a jewelry inventory reserve was established to reduce the majority of the jewelry inventory value to scrap value, or the amount the Company would expect to obtain by melting the gold in the jewelry and returning to loose-jewel finished goods inventory those jewels that meet grading standards. Jewelry inventory at September 30, 2009 and December 31, 2008, net of reserves of $1,364,000 and $245,000, respectively, was $1,351,752 and $208,807, respectively. As part of the Company's January 2009 settlement agreement with Reeves Park, Inc. (“Reeves Park”), the Company received jewelry inventory to reduce its outstanding receivable from that customer. The majority of the jewelry received pursuant to this agreement was reserved to scrap value due to the lack of a plan to market this inventory.

The Company’s total inventories consisted of the following as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008

Raw materials	$6,750,025	$6,755,863
Work-in-process	1,895,074	1,969,806
Finished goods	32,894,225	32,851,411
Totals	$41,539,324	$41,577,080

Current portion	$2,297,863	$6,849,239
Non-current portion	39,241,461	34,727,841
Totals	$41,539,324	$41,577,080

5.           INVENTORY ON CONSIGNMENT

Periodically, the Company ships finished goods inventory to customers on consignment, or “memo,” terms. For shipments on memo terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. The Company does not recognize revenue on these transactions until the earlier of (1) the customer informing the Company that it will keep the inventory or (2) the expiration of the memo period if the inventory is not returned. Inventory shipped to customers on memo terms is classified as inventory on consignment on the Company’s consolidated balance sheets. Inventory on consignment at September 30, 2009 and December 31, 2008 of $672,127 and $1,442,608, respectively, are net of reserves of $132,000 and $285,000, respectively, to allow for certain jewelry on consignment at a customer that has filed for Chapter 11 bankruptcy protection and to allow for certain jewels on consignment with customers that may not be returned or may be returned damaged.

6.           ACCRUED EXPENSES

During the year ended December 31, 2008, the Company reduced staffing levels, resulting in severance expense of approximately $659,000 that was included in operating expenses. Staffing levels were further reduced in the nine months ended September 30, 2009, resulting in severance expense of approximately $345,000 that was included in operating expenses. As of September 30, 2009 and December 31, 2008, there was $4,000 and $227,000, respectively, of remaining severance expenses included in accrued expenses and other liabilities on the Company’s consolidated balance sheets.

7.           INCOME TAXES

During the three and nine months ended September 30, 2009, the Company did not recognize an income tax benefit for operating losses due to the uncertainty of sufficient future taxable income to utilize its deferred tax assets.

During 2008, the Company discontinued the operations of its Hong Kong subsidiary and, as a result, had a significant tax deduction on its 2008 tax returns resulting from unpaid obligations of the subsidiary to the Company. The Company has determined that this deduction qualifies as an uncertain tax position under U.S. GAAP and has recorded a long-term accrued income tax liability of $2.2 million. This liability will be resolved when the Company receives an official ruling on the deduction from the appropriate governmental agencies or when the statute of limitations expires. The deferred tax asset on the Company’s accompanying consolidated balance sheets represents available net operating loss carrybacks available to the Company in the event the deduction is disallowed. If the deduction is resolved in a favorable manner, the Company will reverse all or some of this liability and increase the Company’s valuation allowance related to the deferred tax asset, resulting in a net income tax expense or benefit depending upon the facts and circumstances at that time.

8.           COMMITMENTS AND CONTINGENCIES

Lease Commitments

In March 2004, the Company entered into a seven-year lease, beginning in August 2004, for approximately 16,500 square feet of mixed-use space from an unaffiliated third party at a base cost of $11,727 per month, plus additional common-area expenses based on the Company’s proportionate share of the lessor’s operating costs. Terms of the lease provide for escalations of the base monthly rent throughout the lease term, up to $13,546 at August 1, 2010. The lease also provided for two rent holidays (August 2004 through September 2004 and August 2005 through May 2006) throughout the term during which no rent was payable and a $74,000 moving allowance that was paid to the Company in September 2004. The Company recognizes rent expense on a straight-line basis, giving consideration to the rent holidays and the moving allowance paid to the Company. At the Company’s option, the lease can be extended for three successive five-year periods.

The Company also had other operating leases in Hong Kong and China. Due to the cessation of these operations during 2008, all remaining lease commitments were terminated with the exception of an office operating lease in Hong Kong that expires in December 2009. As of September 30, 2009, the remaining lease commitment on this lease is $14,000, excluding a security deposit of $17,000. As the space is not being utilized, the remaining lease commitment was fully expensed in 2008.

The future minimum lease payments of the Company, excluding the Hong Kong lease discussed above, are as follows: $40,000 for the remainder of 2009, $160,000 in 2010, and $95,000 in 2011, totaling $295,000. Rent expense for the three months ended September 30, 2009 and 2008 was $43,000 and $129,000, respectively. Rent expense for the nine months ended September 30, 2009 and 2008 was $126,000 and $261,000, respectively. Rent expense for the three and nine months ended September 30, 2008 included $64,000 of remaining commitment on the Company’s Hong Kong office operating lease.

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

In February 2005, the Company entered into an exclusive supply agreement with Norstel AB (“Norstel”) for the supply of SiC crystals to be used in the manufacturing of moissanite jewels. In April 2008, the Company entered into an amendment to the exclusive supply agreement with Norstel due to an update of Norstel’s delivery schedule and capability and also due to the Company’s desire to limit its purchase of raw materials. Under the amendment, the Company’s minimum purchase commitment from Norstel continues until (i) the Company has purchased an aggregate amount of approximately $7.9 million of SiC crystals, or (ii) September 26, 2011, whichever occurs first. This purchase commitment is contingent upon Norstel being able to deliver SiC crystals of acceptable quality in the amount committed. In October 2008, the Company entered into a new letter agreement that suspended the Company’s commitment to purchase SiC crystals from Norstel during the fourth quarter of 2008. It has not yet been determined what the Company’s commitment to Norstel will be for 2009, although the Company has committed to purchase a minimum of 40% of its quarterly SiC requirements from Norstel. In addition, the Company advanced $400,000 to Norstel in 2005 for the purchase of certain equipment. This advance, which is in the form of a note receivable, began to be repaid in January 2007 through a 20% reduction on each invoice for subsequent purchases of SiC crystals. Effective March 1, 2008, pursuant to the April 2008 amendment to the exclusive supply agreement, the Company began receiving a 30% reduction on each invoice for purchases of SiC crystals and will continue to receive this reduction until the advance is repaid. The balance on the advance as of September 30, 2009 was $224,627. Due to the undetermined recommencement of purchases from Norstel, the Company has chosen to classify the entire remaining outstanding receivable as long-term on its consolidated balance sheet as of September 30, 2009.

Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or to which any of the Company’s property is subject. Please refer to Part I, Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and Part II, Item 1 of the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2009 and June 30, 2009 for a description of the Company’s previously reported material legal proceedings.

9.           SHARE-BASED COMPENSATION

The following table summarizes the components of the Company’s share-based compensation included in net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Employee stock options	$15,846	$(15,781)	$(144,610)	$112,796
Consultant stock options	-	(49)	-	(154)
Restricted stock awards	77,367	76,666	238,130	221,341
Income tax benefit	(27,963)	(26,052)	(50,488)	(103,211)
Total	$65,250	$34,784	43,032	$230,772

No share-based compensation was capitalized as a cost of inventory during the three and nine months ended September 30, 2009, and $279 and $3,106 of share-based compensation was capitalized as a cost of inventory during the three and nine months ended September 30, 2008, respectively. There was a $180,000 decrease in compensation costs on employee stock options during the nine months ended September 30, 2009 due to the February 2009 termination of three executive officers.

Stock Options - The following is a summary of the stock option activity for the nine months ended September 30, 2009:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2008	739,164	$5.94
Granted	173,000	$0.46
Exercised	-	$-
Canceled	(204,933)	$8.17
Outstanding, September 30, 2009	707,231	$3.95

The fair value of each option grant is estimated on the grant date using the Black-Scholes-Merton option pricing model. The valuations of options granted during the nine months ended September 30, 2009 were based on the following assumptions:

Dividend yield	0.0%
Expected volatility	82.4%
Risk-free interest rate	2.69%
Expected lives (years)	6.0

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

The following table summarizes information about stock options outstanding at September 30, 2009:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Balance as of 9/30/2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Balance as of 9/30/2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Balance as of 9/30/2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

707,231	4.71	$3.95	577,206	3.55	$4.74	682,325	4.52	$4.08

As of September 30, 2009, the unrecognized share-based compensation expense related to unvested stock options is approximately $42,000, which is expected to be recognized over a weighted average period of approximately 34 months.

The aggregate intrinsic value of options outstanding, exercisable, and vested or expected to vest at September 30, 2009 was $19,054, $4,749, and $16,313, respectively. This amount is before applicable income taxes and represents the closing market price of the Company’s common stock at September 30, 2009 less the grant price, multiplied by the number of options that have a grant price that is less than the closing market price. This amount represents the amount that would have been received by the optionees had these options been exercised on that date.

Restricted Stock - The following is a summary of the restricted stock activity for the nine months ended September 30, 2009:

	Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2008	227,610	$1.34
Granted	591,088	$0.48
Vested	(227,610)	$1.34
Canceled	-	$-
Unvested, September 30, 2009	591,088	$0.48

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

Pursuant to the terms of the compensation arrangement with George R. Cattermole, the Company's Chairman of the Board, to serve in the role of Interim Chief Executive Officer until a permanent chief executive officer is appointed, the Company is accruing 30% of Mr. Cattermole's compensation, or $1,800 per week, to be paid as restricted stock, with all restrictions lapsing at the time of such issuance, upon the appointment of a new chief executive officer. As of September 30, 2009, total accrued compensation relating to the restricted stock portion of this agreement was $19,440.

As of September 30, 2009, the unrecognized share-based compensation expense related to unvested restricted stock was approximately $165,000, which is expected to be recognized over a weighted average period of approximately seven months.

Dividends - The Company has not paid any cash dividends in the current year through September 30, 2009.

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

The following table reconciles the differences between the basic and diluted earnings per share presentations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Net loss	$(501,458)	$(3,122,613)	$(2,959,219)	$(4,899,188)

Denominator:
Weighted average common shares outstanding
Basic	18,925,224	18,334,136	18,638,453	18,209,532
Stock options	-	-	-	-
Diluted	18,925,224	18,334,136	18,638,453	18,209,532

Net loss per common share:
Basic	$(0.03)	$(0.17)	$(0.16)	$(0.27)
Diluted	$(0.03)	$(0.17)	$(0.16)	$(0.27)

For the three months ended September 30, 2009 and 2008, stock options to purchase approximately 645,000 and 843,000 shares, respectively, were excluded from the computation of diluted net loss per common share because the exercise price of the options was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to net loss per common share. For the nine months ended September 30, 2009 and 2008, stock options to purchase approximately 664,000 and 901,000 shares, respectively, were excluded from the computation of diluted net loss per common share because the exercise price of the options was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to net loss per common share.

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

As of September 30, 2009, the Company had no trade accounts receivable from Reeves Park. This reduction in receivables from $4.9 million or 62% of receivables at December 31, 2008 is the result of the Company entering into a settlement agreement with Reeves Park in January 2009 to settle its outstanding balance. Under the terms of the settlement agreement, the Company accepted a return of inventory, received directly certain cash payments due to Reeves Park from its customers, and received a settlement fee payment from Reeves Park. Based on the $2.3 million estimated net realizable value of the transactions under the settlement agreement, the Company increased its allowance for uncollectible accounts at December 31, 2008 for Reeves Park to $2.6 million. The transactions under the settlement agreement are complete as of September 30, 2009 and the underlying allowance for uncollectible accounts is zero.

As of September 30, 2009, two customers accounted for 36% and 12% of trade accounts receivable, respectively. As of December 31, 2008, two customers accounted for 62% and 15% of trade accounts receivable, respectively.

A significant portion of revenues is derived from certain customer relationships. The following is a summary of customers that represent greater than or equal to 10% of total gross revenues:

	Three Months Ended September 30, 2009		Three Months Ended September 30, 2008
	Revenues	% of Revenues	Revenues	% of Revenues
Customer A	$665,565	31%	$1,322,009	32%
Customer B	38,907	2%	591,738	14%

	Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2008
	Revenues	% of Revenues	Revenues	% of Revenues
Customer A	$1,064,872	18%	$2,125,065	19%
Customer B	95,184	2%	1,206,724	11%
Customer C	611,775	10%	-	-
Customer D	4,634	-	1,134,214	10%
Customer E	(125,551)	-2%	1,173,263	11%

12.           SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events through November 13, 2009, which is the date the financial statements were issued.

Effective October 15, 2009, the Board extended the appointment of George R. Cattermole, the Company’s current Chairman of the Board, as the Company’s Interim Chief Executive Officer until the hiring of a permanent chief executive officer.

On November 4, 2009, the Company executed a letter agreement dated October 16, 2009 (the “Letter Agreement”) with Stuller, Inc. (“Stuller”), which replaces in its entirety the prior letter agreement between the Company and Stuller dated June 19, 2007. Pursuant to its terms, the Letter Agreement became effective upon the Company’s execution of the Letter Agreement on November 4, 2009.

On November 5, 2009, the Board appointed Randy N. McCullough as the Company’s President and Chief Executive Officer. In connection with Mr. McCullough’s appointment as President and Chief Executive Officer, the Company entered into an employment agreement with Mr. McCullough effective as of November 5, 2009.

On November 5, 2009, the Board appointed H. Marvin Beasley to serve as director of the Company. Mr. Beasley was also appointed to serve as a member of the Audit Committee of the Board and as chairman of a newly created Long-Term Planning Committee of the Board, which will work with management to establish a long-term strategy for the Company. Current Board members George R. Cattermole and Dr. Charles D. Lein have also been appointed to serve on the Long-Term Planning Committee.

Effective November 12, 2009, the Board authorized a share repurchase program of up to an aggregate 1 million shares of company stock. The program authorizes the Company to repurchase shares of the Company’s common stock until August 12, 2010 in open market or private transactions. The Company expects to use available cash to finance these purchases and will determine the timing and amount of stock repurchases based on its evaluation of market conditions and other factors.

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

Overview

Our primary business is the manufacture, marketing, and distribution of Charles & Colvard Created Moissanite® jewels (which we refer to as moissanite or moissanite jewels) for sale in the worldwide jewelry market. Moissanite, also known by its chemical name of silicon carbide, or SiC, is a rare mineral first discovered in a meteor crater. Because naturally occurring SiC crystals are too small for commercial use, larger crystals must be grown in a laboratory. Leveraging our advantage of being the sole source worldwide of lab-created moissanite jewels, our strategy is to establish our company as a reputable, high-quality, and sophisticated brand and to position moissanite as a unique jewel, distinct from all others based on its exceptional brilliance, luster, durability, and rarity. We primarily sell loose moissanite jewels to jewel distributors and jewelry manufacturers, although we have begun to sell a limited amount of moissanite jewelry and are exploring additional opportunities in finished jewelry. Moissanite has primarily been marketed to the self-purchasing woman as the perfect reward or indulgence for a woman celebrating her achievements or milestones in her life. Beginning in 2008 and continuing into 2009, we have expanded our marketing message beyond the self-purchasing woman, and we are seeking to expand moissanite’s global market reach, increase market awareness of our moissanite jewels, develop additional marketing channels to the jewelry trade and the consumer, and help create a more compelling consumer value proposition that will drive increased demand for our product.

The implementation of our strategy and corresponding messaging has been inhibited by several unfavorable conditions. The current global economic recession has resulted in a significant slowdown in the retail environment, with the impact on the jewelry industry particularly severe. We believe that market conditions are stabilizing, and we are receiving some feedback from channel partners that demand is improving. Despite this, a number of major retailers have excessive inventories of moissanite jewelry and have curtailed their purchases from jewelry manufacturers to whom we sell our moissanite jewels. As a result, our net sales for the first nine months of 2009 were 47% less than net sales during the same period of 2008. To reduce the impact of reduced sales to our net profit, we achieved an $8.3 million reduction in operating expenses in the first nine months of 2009 as a result of very tight cost control, a reduction in headcount, and decreased expenses for sales and marketing programs, as well as a non-recurrence of bad debt, severance, and subsidiary cessation expenses that we incurred in the first nine months of 2008. Net loss for the first nine months of 2009 was $3.0 million, or $0.16 per diluted common share, compared with a net loss of $4.9 million, or $0.27 per diluted common share, for the same period of 2008. Net loss for the first nine months of 2008 benefited from a $2.6 million income tax benefit. We did not recognize an income tax benefit for our operating losses during the first nine months of 2009 due to the uncertainty of sufficient future taxable income to utilize our deferred tax assets.

Because of this difficult operating environment, our current priority is to generate positive cash flow and to stabilize our financial position through cost-cutting initiatives and selling down our inventory. We also have been working to expand our industry expertise at the Board and senior management levels. In the second quarter of 2009, we added Dr. Charles D. Lein to our Board of Directors, who has more than 27 years of experience in the jewelry, wholesale, and retail industries. In November 2009, we also added H. Marvin Beasley to our Board of Directors, who has more than 36 years of experience in the retail jewelry industry. In September 2009, we hired Thomas G. Pautz, who has 25 years of sales and marketing experience in the jewelry industry, as our Vice President, Sales and Marketing. We recently completed our search for a new Chief Executive Officer with the appointment of Randy N. McCullough and expect Mr. McCullough to be nominated as a director candidate for election at our next annual meeting of shareholders. We believe Mr. McCullough’s 36 years of diverse, progressive responsibilities in the jewelry industry will be a valuable resource as he leads us in defining new sales, marketing, and product placement strategies. To this end, we are evaluating the price sensitivity of moissanite and may consider price reductions to stimulate sales to a broader market. In addition, we recently increased our cooperative advertising percentage to further support the advertising and marketing initiatives of our channel partners. We fully recognize the challenges of our business in the current economy, and our legacy issues divert resources from future strategic initiatives. It will take time to accomplish the improvements we seek. However, we believe that we have made much progress in building the right leadership team to define a strategic roadmap that can significantly improve our business.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our financial statements, which we prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities. “Critical accounting policies and estimates” are defined as those most important to the financial statement presentation and that require the most difficult, subjective, or complex judgments. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Under different assumptions and/or conditions, actual results of operations may materially differ. We have disclosed our critical accounting policies and estimates in our Annual Report on Form 10-K for the year ended December 31, 2008, and that disclosure should be read in conjunction with this Quarterly Report on Form 10-Q.

Results of Operations

The following discussion relates to certain results of operations for the three and nine months ended September 30, 2009.

Net Sales

Net sales for the three and nine months ended September 30, 2009 and 2008 comprise the following:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2009	2008	Dollars	Percent	2009	2008	Dollars	Percent
Loose jewels	$1,874,683	$4,012,994	$(2,138,311)	-53%	$4,898,302	$10,781,370	$(5,883,068)	-55%
Jewelry	259,670	126,828	132,842	105%	1,030,141	320,839	709,302	221%
Other	10,650	22,722	(12,072)	-53%	21,955	103,895	(81,940)	-79%
Total net sales	$2,145,003	$4,162,544	$(2,017,541)	-48%	$5,950,398	$11,206,104	$(5,255,706)	-47%

Net sales were $2,145,000 for the three months ended September 30, 2009 compared to $4,163,000 for the three months ended September 30, 2008, a decrease of $2,018,000 or 48%. Net sales were $5,950,000 for the nine months ended September 30, 2009 compared to $11,206,000 for the nine months ended September 30, 2008, a decrease of $5,256,000 or 47%. In the third quarter of 2009, carat sales of moissanite jewels and jewelry decreased 43% to approximately 13,000 carats from 23,000 carats in the third quarter of 2008. Sales of moissanite jewelry represented 12% of total net sales in the third quarter of 2009 compared to 3% of total net sales in the same period of 2008. For the nine months ended September 30, 2009, carat sales of moissanite jewels and jewelry decreased 47% to approximately 33,000 carats from 62,000 carats in the same period of 2008. Sales of moissanite jewelry represented 17% of total net sales for the nine months ended September 30, 2009 compared to 3% of total net sales in the same period of 2008. The majority of our moissanite jewelry sales in 2009 were to a certain customer for sales at trunk show events. This customer has decided to cancel the remaining scheduled trunk shows after September 2009, and we are therefore expecting a significant decline in our jewelry sales in the fourth quarter of 2009 unless we can identify alternate channels for this inventory. In the third quarter of 2009, the average selling price per carat for our sales of loose jewels decreased 4% from the third quarter of 2008. For the nine months ended September 30, 2009, the average selling price per carat for our sales of loose jewels decreased 7% from the nine months ended September 30, 2008 primarily as a result of a special pricing in the first quarter of 2009. U.S. net sales accounted for approximately 67% and 70% of net sales during the three months ended September 30, 2009 and 2008, respectively, and approximately 65% and 68% of net sales during the nine months ended September 30, 2009 and 2008, respectively.

U.S. net sales and carat shipments, which do not include shipments of consigned inventory, decreased by 51% and

44%, respectively, for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008; and by 49% and 54%, respectively, for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. U.S. sales decreased during these periods primarily due to the ongoing significant slowdown in the retail environment, reduced sales and excessive inventory of moissanite jewelry at retailers, and reduced purchases from jewelry manufacturers serving major retailers that sell moissanite jewelry. Some of our retailers have indicated they are experiencing less than desired inventory turns for their moissanite jewelry. There continues to be a pullback in consumer spending that has negatively affected the jewelry industry and exacerbated the moissanite jewelry retail inventory turn issue. We experienced an improvement in orders placed by a major U.S. distributor during the three months ended September 30, 2009 but saw no significant orders by other U.S. customers, including manufacturing customers to support in-case business at the largest retailers selling moissanite jewelry. Further, we do not anticipate significant orders from our manufacturing customers to service these larger retailers in the near-term. As retailers evaluate their businesses, we are at risk that some retailers may not be able to achieve acceptable financial performance and may choose not to continue selling moissanite jewelry.

Also negatively impacting revenue during the three and nine months ended September 30, 2009 was the termination of our manufacturing agreement with Reeves Park, Inc., or Reeves Park, during the fourth quarter of 2008 due to repeated failure by Reeves Park to make timely payments on its open payables to us. We assisted those retailers supplied by Reeves Park to find an alternate supplier of moissanite jewelry if they chose to stay in the moissanite jewelry business, but a few of these retailers decided not to continue carrying moissanite jewelry and other retailers have not yet decided whether they plan to continue their moissanite businesses. We will likely continue to see a negative impact on our results of operations, at least in the near-term, due to current inventory levels and/or the retailers’ contemplation of continuing with their moissanite businesses. One of these retailers returned to us a consignment of Reeves Park jewelry that we assumed as part of our settlement agreement with Reeves Park. This retailer is still currently selling moissanite jewelry but has consolidated its inventory into fewer stores in an attempt to achieve better inventory turn. We did not have any sales to Reeves Park during the three and nine months ended September 30, 2009, and it accounted for 3% and 10%, respectively, of our sales during the same periods of 2008.

Our largest customer during the three months ended September 30, 2009 accounted for 31% of our sales compared to 32% during the same period of 2008. A second customer accounted for 14% of our sales in the same period of 2008 but did not account for a significant percentage of our sales during the three months ended September 30, 2009. No additional customers accounted for more than 10% of sales in the third quarter of 2009 or 2008. Our two largest customers during the nine months ended September 30, 2009 accounted for 18% and 10%, respectively, of our sales compared to 19% and 0%, respectively, during the same period of 2008. No additional customers accounted for more than 10% of sales in the nine months ended September 30, 2009. Three additional customers in 2008 comprised 11%, 10%, and 10% of our sales during the nine months ended September 30, 2008. We expect that we will remain dependent on our ability and that of our largest customers to maintain and enhance their retail programs. A change in or loss of any of these customer or retailer relationships could have a material adverse effect on our results of operations. One of the retailers carrying moissanite jewelry filed for Chapter 11 bankruptcy protection in March 2009, and we do not expect to receive new orders for the foreseeable future from this customer. As part of a July 2009 stipulation and consent order entered with this customer, however, we did record $146,000 of sales during the three months ended September 30, 2009 on inventory previously held on consignment.

International net sales and carat shipments, which do not include shipments of consigned inventory, decreased by 43% and 38%, respectively, for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008; and by 42% and 34%, respectively, for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. International sales decreased during the three months ended September 30, 2009 primarily due to reduced sales to Thailand, India and Turkey; and during the nine months ended September 30, 2009 primarily due to reduced sales in India, Thailand, Turkey, and Taiwan. A portion of our international sales represents jewels sold internationally that will be re-imported to North American retailers. Our top three international distributors during the three and nine months ended September 30, 2009 were located in the United Kingdom, Hong Kong, and Italy.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2009	2008	Dollars	Percent	2009	2008	Dollars	Percent
Cost of goods sold	$848,936	$1,519,997	$(671,061)	-44%	$2,580,899	$4,227,588	$(1,646,689)	-39%

Cost of goods sold was $849,000 for the three months ended September 30, 2009 compared to $1,520,000 for the three months ended September 30, 2008, a decrease of $671,000 or 44%. Cost of goods sold was $2,581,000 for the nine months ended September 30, 2009 compared to $4,228,000 for the nine months ended September 30, 2008, a decrease of $1,647,000 or 39%. Cost of goods sold decreased primarily due to the 48% and 47% decrease in sales for the three and nine months ended September 30, 2009, respectively. Other factors that contributed to the decreases were that cost of goods sold for the three and nine months ended September 30, 2008 included a $184,000 and $324,000, respectively, increase in our reserve on consigned inventory to allow non-return or damage of certain jewels on consignment with customers; and a larger quantity of damaged jewel returns in the three and nine months ended September 30, 2008 over the same periods of 2009. These factors were partially offset during the nine months ended September 30, 2009 by a $264,000 increase in jewelry reserves primarily due to an adjustment of the value of consigned jewelry inventory with a retailer in Chapter 11 bankruptcy protection as well as an increased allocation of expenses, previously capitalized as a cost of inventory, to cost of goods sold as a result of reduced manufacturing activities.

Sales and Marketing

Sales and marketing expenses for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2009	2008	Dollars	Percent	2009	2008	Dollars	Percent
Sales and marketing	$673,917	$2,006,745	$(1,332,828)	-66%	$1,504,308	$5,821,681	$(4,317,373)	-74%

Sales and marketing expenses were $674,000 for the three months ended September 30, 2009 compared to $2,007,000 for the three months ended September 30, 2008, a decrease of $1,333,000 or 66%. Sales and marketing expenses were $1,504,000 for the nine months ended September 30, 2009 compared to $5,822,000 for the nine months ended September 30, 2008, a decrease of $4,317,000 or 74%.

The decrease in sales and marketing expenses is primarily due to a $621,000 and $1,864,000 decrease in advertising expenses and a $476,000 and $1,490,000 decrease in compensation costs for the three and nine months ended September 30, 2009, respectively, as compared to the comparative periods in 2008. Our co-op advertising program reimburses a portion of our customers' marketing costs based on the amount of their purchases from us and is subject to the customer providing us documentation of all advertising copy that includes our products. Co-op advertising expenses decreased by $286,000 and $870,000 for the three and nine months ended September 30, 2009, respectively, as compared to the comparative periods in 2008, due to lower sales. Our direct advertising costs decreased by $335,000 and $994,000 for the three and nine months ended September 30, 2009, respectively, as compared to the comparative periods in 2008, because we reduced marketing activities as we assessed the effectiveness of our sales and marketing strategies. The decrease in compensation costs is primarily attributable to headcount reductions and reduced severance expense in our continuing effort to reduce costs.

General and Administrative

General and administrative expenses for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2009	2008	Dollars	Percent	2009	2008	Dollars	Percent
General and administrative	$1,082,000	$5,480,036	$(4,398,036)	-80%	$4,411,042	$8,686,837	$(4,275,795)	-49%

General and administrative expenses were $1,082,000 for the three months ended September 30, 2009 compared to $5,480,000 for the three months ended September 30, 2008, a decrease of $4,398,000 or 80%. General and administrative expenses were $4,411,000 for the nine months ended September 30, 2009 compared to $8,687,000 for the nine months ended September 30, 2008, a decrease of $4,276,000 or 49%.

The decrease in general and administrative expenses is primarily due to a $4,102,000 and $4,396,000 reduction in bad debt expense and a $289,000 and $406,000 decrease in compensation costs for the three and nine months ended September 30, 2009, respectively, as compared to the comparative periods in 2008, offset in part by $595,000 in fees paid to Bird Capital Group, Inc., or BCG, under its February 2009 management services agreement with us during the nine months ended September 30, 2009. During the nine months ended September 30, 2008, we increased our allowance for bad debts by $4,000,000 for uncollectible accounts for Reeves Park and $475,000 to fully reserve the outstanding balance from K&G Creations. The decrease in compensation costs is primarily attributable to headcount reductions and reduced severance expenses in our continuing effort to reduce costs. We expect general and administrative expenses to decrease in the fourth quarter of 2009 from the level of expenses incurred during the first three quarters of 2009 as a result of our termination of the management services agreement with BCG and additional cost-saving opportunities we are pursuing.

Research and Development

Research and development expenses for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2009	2008	Dollars	Percent	2009	2008	Dollars	Percent
Research and development	$31,084	$12,461	$18,623	149%	$376,775	$35,640	$341,135	957%

Research and development expenses were $31,000 for the three months ended September 30, 2009 compared to $12,000 for the three months ended September 30, 2008, an increase of $19,000 or 149%. Research and development expenses were $377,000 for the nine months ended September 30, 2009 compared to $36,000 for the nine months ended September 30, 2008, an increase of $341,000 or 957%.

The increase in research and development expenses during the nine months ended September 30, 2009 is primarily attributable to our December 2008 research and development agreement that required us to pay $50,000 per month for six months and concluded in May 2009. We expect research and development expenses to continue to remain at a level consistent with the third quarter of 2009 as we focus on reducing our current inventory levels.

Interest Income

Interest income for the three and nine months ended September 30, 2009 and 2008 is as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2009	2008	Dollars	Percent	2009	2008	Dollars	Percent
Interest income	$6,746	$21,495	$(14,749)	-69%	$25,594	$96,218	$(70,624)	-73%

Interest income was $7,000 for the three months ended September 30, 2009 compared to $21,000 for the three months ended September 30, 2008, a decrease of $15,000 or 69%. Interest income was $26,000 for the nine months ended September 30, 2009 compared to $96,000 for the nine months ended September 30, 2008, a decrease of $71,000 or 73%. This decrease resulted primarily from a lower interest rate earned on our cash balances.

Provision for Income Taxes

During 2008, we recorded a valuation allowance against certain deferred tax assets. Due to continued uncertainty over sufficient future taxable income to fully use these deferred tax assets, we did not record an income tax benefit for the losses incurred during the three and nine months ended September 30, 2009. During the three and nine months ended September 30, 2009, we recorded $17,270 and $62,187, respectively, of income tax expense primarily due to interest and penalties accrued under U.S. GAAP for uncertain tax positions. We did record an income tax benefit for the losses incurred during the three and nine months ended September 30, 2008. Our effective income tax rate for the three and nine months ended September 30, 2008 was 35% and 34%, respectively. Our statutory tax rate is 38.5% and consists of the federal income tax rate of 34% and the North Carolina state income tax rate of 4.5%, net of the federal benefit. Our effective income tax rate is lower than the statutory rate during the three and nine months ended September 30, 2008 primarily due to the effect of losses at our non-U.S. operations, as we did not record a benefit for these non-U.S. losses due to the uncertainty of generating sufficient future taxable income in these tax jurisdictions to offset the losses. In August 2008, we ceased operations in these jurisdictions.

As a result of the closure of our Hong Kong subsidiary, we had a significant tax deduction on our 2008 tax returns resulting from unpaid obligations of the subsidiary to us. We have determined that this deduction qualifies as an uncertain tax position under U.S. GAAP and have recorded a long-term accrued income tax liability of $2.2 million. This liability will be resolved when we receive an official ruling on the deduction from the appropriate governmental agencies or when the statute of limitations expires. The deferred tax asset on our consolidated balance sheets represents available net operating loss carrybacks available to us in the event the deduction is disallowed. If the deduction is resolved in a favorable manner, we will reverse all or some of this liability and increase our valuation allowance related to the deferred tax asset, resulting in a net income tax expense or benefit depending upon the facts and circumstances at that time.

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of September 30, 2009, our principal sources of liquidity were cash and cash equivalents totaling $6.8 million, trade accounts receivable of $918,000, and inventory of $3.0 million, as compared to cash and cash equivalents totaling $5.6 million, trade accounts receivable of $3.8 million, and inventory of $8.3 million as of December 31, 2008. Of the $3.8 million trade accounts receivable balance at December 31, 2008, $2.3 million related to Reeves Park with whom we completed a settlement agreement to reduce the outstanding balance in 2009.

During the nine months ended September 30, 2009, our working capital decreased by approximately $7.1 million to $11.6 million from $18.8 million at December 31, 2008. As described more fully below, the decrease in working capital at September 30, 2009 is primarily attributable to decreases in trade accounts receivable as discussed above, continuing sales declines, and reclassifications of inventory between short-term and long-term.

During the nine months ended September 30, 2009, $1.4 million of cash was provided by operations primarily as a result of a $1.5 million decrease in accounts receivable (excluding the impact of the change in reserves and the non-cash purchase of inventory under the Reeves Park settlement), receipt of a $2.1 million income tax receivable from the Internal Revenue Service, and a $2.1 million decrease in inventory (excluding the impact of the non-cash purchase of inventory under the Reeves Park settlement), partially offset by a $1.3 million decrease in accounts payable and our $3.0 million net loss. Accounts receivable were down primarily due to cash collections and the impact of our settlement with Reeves Park. Our accounts payable are typically at their highest level at December 31 of each year due to our increased expenses for sales and marketing during the fourth quarter holiday season, and our decrease in accounts payable is due to payments made on these expenses as well as the overall reduction in expenses and inventory purchase commitments consistent with our efforts to reduce costs and inventory while conserving cash.

We did not make any purchases of raw material inventory during the nine months ended September 30, 2009. During 2008, we significantly reduced our raw material inventory purchase commitments from prior years to improve cash flow from operations. Further, we were able to negotiate with our two leading raw material suppliers to defer purchases during the three months ended December 31, 2008 into 2009, while keeping in place our long-term supply agreements. We expect our reduced and deferred purchase commitments to help us convert inventory into cash at a faster rate. Our raw material inventories of SiC crystals are purchased under exclusive supply agreements with a limited number of suppliers. Because the supply agreements restrict the sale of these crystals exclusively to us, the suppliers negotiate minimum purchase commitments with us that, combined with our reduced sales, have resulted in levels of inventories that are higher than we might otherwise maintain. Our current rate of sales and our high level of inventory resulted in $39.2 million of our inventories being classified as long-term assets at September 30, 2009.

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

In February 2005, we entered into an exclusive supply agreement with Norstel AB, or Norstel, for the supply of SiC crystals for use in the manufacturing of moissanite jewels. In April 2008, we entered into an amendment to the exclusive supply agreement with Norstel due to an update of Norstel’s delivery schedule and also due to our desire to limit our purchase of raw materials. Under the amendment, our minimum purchase commitment from Norstel continues until (i) we have purchased an aggregate amount of approximately $7.9 million of SiC crystals, or (ii) September 26, 2011, whichever occurs first. As of September 30, 2009, we have purchased $550,000 of SiC crystals since inception of the exclusive supply agreement. In October 2008, we entered into a new letter agreement with Norstel which amended and supplemented the April 2008 amendment. Pursuant to the new letter agreement, our commitment to purchase SiC inventory from Norstel during the fourth quarter of 2008 was suspended. It is not yet determined what our total commitment from Norstel will be for 2009, although we have committed to purchase a minimum of 40% of our quarterly SiC requirements from Norstel. In addition, we advanced $400,000 to Norstel in 2005 for the purchase of certain equipment. This advance, which is in the form of a note receivable, began to be repaid in January 2007 through a 20% reduction on each invoice for subsequent purchases of SiC crystals. Effective March 1, 2008, pursuant to the April 2008 amendment to the exclusive supply agreement, we began receiving a 30% reduction on each invoice for subsequent purchases of SiC crystals from Norstel and will continue to receive this reduction until the advance is repaid. The balance on the advance as of September 30, 2009 was $224,627. Due to the undetermined recommencement of purchases from Norstel, we have chosen to classify the entire remaining outstanding receivable as non-current on our consolidated balance sheet as of September 30, 2009.

As of September 30, 2009, we had no trade accounts receivable from Reeves Park. As of December 31, 2008, we had trade accounts receivable from Reeves Park of $4.9 million, or 62% of receivables (not considering our allowances for uncollectible accounts or returns). In January 2009, we entered into a settlement agreement with Reeves Park to settle its outstanding balance by accepting a return of inventory, the receipt of certain cash payments due to Reeves Park from its customers, and the payment by Reeves Park of a settlement fee to us. Based on the $2.3 million estimated net realizable value of the transactions under the settlement agreement, we increased our allowance for uncollectible accounts at December 31, 2008 for Reeves Park to $2.6 million. The transactions under the settlement agreement are complete as of September 30, 2009 and the underlying allowance for uncollectible accounts is zero.

In February 2009, we entered into a management services agreement with BCG, under which BCG provided management services to us, including the services of Richard A. Bird, a then current director, as our full-time non-employee Chief Executive Officer. Pursuant to the agreement, we paid management fees to BCG of $75,000 per month during 2009, except the monthly fee was $175,000 per month for each of the first two months of the agreement to compensate BCG for additional work related to the development of a new business strategy. All fees paid under the agreement are included in general and administrative expenses on our statement of operations. The agreement was terminated on July 2, 2009 by mutual agreement of BCG, Mr. Bird, and us.

We did not make any income tax payments during the nine months ended September 30, 2009 due to our loss position. We received payment in April 2009 of a $2.1 million income tax receivable. As of December 31, 2008, we had federal income tax credits of $0.6 million that can be carried forward to offset future income tax and these credits begin expiring in 2012. As of December 31, 2008, we also had a North Carolina net operating loss carryforward of approximately $7.5 million that begins to expire in 2013.

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

Recent Developments

Effective October 15, 2009, the Board extended the appointment of George R. Cattermole, our current Chairman of the Board, as our Interim Chief Executive Officer until the hiring of a permanent chief executive officer.

On November 4, 2009, we executed a letter agreement dated October 16, 2009, or the Letter Agreement, with Stuller, Inc., or Stuller, which replaces in its entirety our prior letter agreement with Stuller dated June 19, 2007. Pursuant to its terms, the Letter Agreement became effective upon our execution of the Letter Agreement on November 4, 2009.

On November 5, 2009, the Board appointed Randy N. McCullough as our President and Chief Executive Officer. In connection with Mr. McCullough’s appointment as President and Chief Executive Officer, we entered into an employment agreement with Mr. McCullough effective as of November 5, 2009.

On November 5, 2009, the Board appointed H. Marvin Beasley to serve as a director. Mr. Beasley was also appointed to serve as a member of the Audit Committee of the Board and as chairman of a newly created Long-Term Planning Committee of the Board, which will work with management to establish a long-term strategy for us. Current Board members George R. Cattermole and Dr. Charles D. Lein have also been appointed to serve on the Long-Term Planning Committee.

Effective November 12, 2009, the Board authorized a share repurchase program of up to an aggregate 1 million shares of company stock. The program authorizes us to repurchase shares of our common stock until August 12, 2010 in open market or private transactions. We expect to use available cash to finance these purchases and will determine the timing and amount of stock repurchases based on our evaluation of market conditions and other factors.

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

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. During the three months ended September 30, 2009, we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As our recently appointed Chief Financial Officer reviews our existing internal control over financial reporting processes, changes to our internal control over financial reporting may be implemented in future quarters.

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject. Please refer to Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and Part II, Item 1 of our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2009 and June 30, 2009 for a description of our previously reported material legal proceedings.

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

Our company is in a state of flux and our success is contingent upon achieving multiple critical objectives. Our company has undergone significant changes in the past nine months. On February 5, 2009, we ended our employment relationship with three executive officers: Dennis M. Reed, who had served as President and Chief Marketing Officer since March 2007 and principal executive officer since July 2008; Carl A. Mielke, Senior Vice President of Sales; and Steven L. Abate, Vice President of Operations. On June 7, 2009, Neil Boss, the Controller of our company since 2002, resigned as our principal accounting officer and principal financial officer effective on June 23, 2009, the date Timothy Krist was appointed our new Chief Financial Officer. On June 22, 2009, we dismissed Deloitte & Touche LLP as our independent registered public accounting firm and engaged FROST, PLLC as our independent registered public accounting firm for the fiscal year ending December 31, 2009. On June 26, 2009, the Board appointed Dr. Charles D. Lein to serve as a director of the Company. On July 2, 2009, we, BCG, and Richard A. Bird mutually agreed to terminate the management services agreement with BCG, including the resignation of Mr. Bird as our Chief Executive Officer and a member of our Board of Directors. Our current Chairman of the Board, George R. Cattermole, was appointed our Interim Chief Executive Officer on July 17, 2009 while the search for a permanent Chief Executive Officer was being conducted by our Board. On October 12, 2009, we appointed Thomas G. Pautz as our Vice President, Sales and Marketing. On November 5, 2009, we appointed Randy N. McCullough as our new President and Chief Executive Officer and H. Marvin Beasley as a new member of our Board of Directors. These changes have been disruptive to our business as the new personnel and independent registered public accounting firm become acclimated to our processes and our unique business circumstances.

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

We believe our success will depend to a significant extent on our new executive management team’s ability to develop and implement a successful business strategy; to successfully lead and motivate our employees; and to work effectively with other members of our management team, our Board, and other stakeholders in our company. There can be no assurance that our changes in management will lead to an improvement in our results of operations. If the leadership transition is not successful, we may experience further disruption to our operations, which may have a material adverse affect on our business and financial condition.

A further decline in sales could continue to have a material adverse effect on us and our results of operations. Our annual sales declined from $40.7 million in 2006 to $27.8 million in 2007 to $14.7 million in 2008. In addition, we have experienced significant sales declines during the first nine months of 2009 from the same period in 2008. These sales declines and the resulting operating losses in 2008 and the first nine months of 2009 have adversely impacted our relationships with our suppliers and customers, and they have affected our ability to retain key employees. Due to the large inventory position we currently have, we reduced our manufacturing levels in 2008 and the first nine months of 2009, and we expect further reductions in future years until our inventory position is more in line with our sales. We have made no raw material purchases in 2009, and deferred purchase commitments have resulted in significant price increases that will likely affect future gross margin percentages. We have no assurance that the quality of the raw material crystals we receive in the future will not be affected by the reduced purchase levels or that our raw material suppliers will be able to timely deliver increased quantities to us should we require a return to a higher level of purchases.

In addition, we have significantly reduced the amount of jewels we faceted during the first nine months of 2009. We believe our primary supplier of faceting services, John M. Bachman, Inc., or JMB, is substantially dependent on our business to fund its operations. To eliminate our minimum monthly commitments for faceting services, we terminated our agreement with JMB in 2008, but we are currently operating with JMB on an “as needed” basis. We cannot be assured that JMB will be able to continue providing services to us with our reduced faceting levels.

Our common stock is currently subject to potential delisting from the NASDAQ Global Select Market. On August 18, 2008, we received a notice from the Listing Qualifications Department of The NASDAQ Stock Market LLC, or NASDAQ, indicating that our common stock is subject to potential delisting from the NASDAQ Global Select Market because, for the preceding 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 closing bid price requirement for continued listing on the NASDAQ Global Select Market. As a result of the recent extraordinary market conditions, NASDAQ temporarily suspended its enforcement of the minimum $1.00 closing bid price requirement and announced that it would not take any action to delist any security failing to meet the bid price requirement between October 16, 2008 and July 31, 2009. On July 14, 2009, we received a second notice from the Listing Qualifications Department of NASDAQ informing us that, based on discussions with the SEC, NASDAQ expects no further extensions of the suspension and, as a result, we have until December 2, 2009 to regain compliance with the minimum $1.00 closing bid price requirement for continued listing on the NASDAQ Global Select Market, barring any further suspensions of these rules. In order to regain compliance, the closing bid price of our common stock must be at least $1.00 for 10 consecutive business days prior to December 2, 2009. While we are currently evaluating options that would enable us to remain listed on the NASDAQ Global Select Market, it appears likely that our common stock will be delisted from the NASDAQ Global Select Market given our current stock price and the limited remaining time in which to meet the minimum $1.00 closing bid price requirement.

If our common stock is delisted from the NASDAQ Global Select Market, shares of our common stock would likely trade on the OTC Bulletin Board, or OTCBB, or in the Pink Sheets market. If this were to occur, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts’ coverage of us may be reduced. In addition, in the event our common stock is delisted, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in our common stock, further limiting the liquidity of the shares. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our common stock.

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

For the sale of our jewels in North America, we are currently substantially dependent on a limited number of distributors and jewelry manufacturers. We anticipate that the majority of the moissanite jewels that we sell in North America will be distributed through a limited number of manufacturers and distributors, and therefore, we are substantially dependent upon these companies for distribution of moissanite jewels in North America. During the nine months ended September 30, 2009, our four largest domestic customers collectively accounted for 43% of net sales. In late 2007, we terminated our manufacturing agreement with K&G Creations (one of our largest customers in 2007) and in 2008 we terminated our manufacturing agreement with Reeves Park (one of our largest customers in 2007 and 2008). This disruption in our distribution model was significant and we have not yet, to date, replaced the sales volume lost as a result of these events.

We face intense competition in the worldwide jewelry industry. The jewelry industry is highly competitive and we compete with numerous other jewelry products, including diamonds and cubic zirconia, among others. In addition, despite the positioning of moissanite as a unique jewel, we face competition from treated diamonds, synthetic diamonds, and companies developing other synthetic jewelry technologies. A substantial number of companies supply products to the jewelry industry, many of which we believe have greater financial resources than we do. Competitors could develop new or improved technologies that may render the pricing point for moissanite noncompetitive, which would have an adverse effect on our business, results of operations, and financial condition.

The financial difficulties or insolvency of one or more of our major customers could adversely affect results. We are subject to a concentration of credit risk amongst our major customers and a default by any of these customers on their debts to us could have a material adverse effect on our financial position. Future sales and our ability to collect accounts receivable depend, in part, on the financial strength of customers. We estimate an allowance for accounts for which collectibility is at risk and this allowance adversely impacts profitability. In the event customers experience greater than anticipated financial difficulties or insolvency, profitability would be expected to be adversely impacted by our failure to collect accounts receivable in excess of the estimated allowance. Given the current economic environment, constrained access to capital and general market contractions may heighten our exposure to customer default.

We are subject to certain risks due to our international distribution channels and vendors. We currently have approximately 25 international distributors for moissanite jewels covering substantially all of Western Europe, Australia, India, and certain countries in Southeast Asia and the Middle East. Our long-term strategy is to expand the number of international markets for our products. In addition, we expect to continue to use certain companies based outside the United States to facet our moissanite jewels. Due to our reliance on development of foreign markets and use of foreign vendors, we are subject to the risks of conducting business outside of the United States. These risks include the following:

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

Sales of moissanite jewelry could be dependent upon the pricing of precious metals, which is beyond our control. Any increases in the market price of precious metals (primarily gold) could affect the pricing and sales of jewelry incorporating moissanite jewels. The majority of price increases in precious metals are passed on to the consumer in the form of higher prices for finished jewelry. These higher prices could have a negative impact on the sell-through of moissanite jewelry at the retail level. From the beginning of 2006 through the nine months ended September 30, 2009, the price of gold has increased significantly (approximately 89%), resulting in higher retail price points for gold jewelry. This has had a negative impact on both sales of moissanite jewelry and the jewelry industry as a whole. We currently encourage our customers to set moissanite jewels in jewelry with a gold quality of 14 Karat or higher or in platinum. Due to high gold prices, we are currently reassessing this strategy and relaxing our Brand Identity Guidelines to allow our customers to set moissanite jewels in settings made from other materials, including silver.

Some anti-takeover provisions of our charter documents, agreements, and plans may delay or prevent a takeover of our company .A number of provisions of our articles of incorporation and bylaws impact matters of corporate governance and the rights of shareholders. Certain of these provisions have an anti-takeover effect and may delay or prevent takeover attempts not first approved by the Board of Directors (including takeovers that certain shareholders may deem to be in their best interests). These provisions also could delay or frustrate the removal of incumbent directors or the assumption of control by shareholders. We believe that these provisions are appropriate to protect our interests and the interests of all of our shareholders.

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

If we fail to evaluate, implement, and integrate strategic opportunities successfully, our business may suffer. From time to time we evaluate strategic opportunities available to us for product, technology, or business acquisitions or dispositions. If we choose to make acquisitions or dispositions, we face certain risks, such as failure of an acquired business to meet our performance expectations, diversion of management attention, retention of existing customers of our current and acquired business, and difficulty in integrating or separating a business’s operations, personnel, and financial and operating systems. We may not be able to successfully address these risks or any other problems that arise from future acquisitions or dispositions. Any failure to successfully evaluate strategic opportunities and address risks or other problems that arise related to any acquisition or disposition could adversely affect our business, results of operations, and financial condition.

Item 6.                                Exhibits

The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description
10.1
Mutual Termination and Release Agreement, made and entered into on July 2, 2009, by and among Charles & Colvard, Ltd., Bird Capital Group, Inc. and Richard A. Bird (incorporated herein by reference to Exhibit 10.131 to our Current Report on Form 8-K, filed with the SEC on July 9, 2009)

10.2
Consulting Agreement, made and entered into as of July 2, 2009, by and among Charles & Colvard, Ltd. and Bird Capital Group, Inc. (incorporated herein by reference to Exhibit 10.132 to our Current Report on Form 8-K, filed with the SEC on July 9, 2009)

10.3	Summary of Compensation Arrangement with George R. Cattermole
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARLES & COLVARD, LTD.

	By:	/s/ Randy N. McCullough
November 16, 2009		Randy N. McCullough
President and Chief Executive Officer

	By:	/s/ Timothy L. Krist
November 16, 2009		Timothy L. Krist
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1
Mutual Termination and Release Agreement, made and entered into on July 2, 2009, by and among Charles & Colvard, Ltd., Bird Capital Group, Inc. and Richard A. Bird (incorporated herein by reference to Exhibit 10.131 to our Current Report on Form 8-K, filed with the SEC on July 9, 2009)

10.2
Consulting Agreement, made and entered into as of July 2, 2009, by and among Charles & Colvard, Ltd. and Bird Capital Group, Inc. (incorporated herein by reference to Exhibit 10.132 to our Current Report on Form 8-K, filed with the SEC on July 9, 2009)

10.3	Summary of Compensation Arrangement with George R. Cattermole
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002