Form 10-K
period 2009-12-31
CHARLES & COLVARD LTD
filed 2010-03-29
CIK 1015155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-K
_________________
(Mark One)
☒    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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
_________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities act.
Yes ☐        No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐        No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒        No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐        No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2009, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant was $8,122,071 based on the closing sales price as reported on the NASDAQ Global Select Market.

As of March 25, 2010, there were approximately 19,021,249 shares of the registrant’s common stock, no par value per share, outstanding.

DOCUMENT INCORPORATED BY REFERENCE

Certain portions of the Proxy Statement for the registrant’s 2010 Annual Meeting of Shareholders to be held on May 20, 2010 are incorporated by reference into Part III of this Annual Report on Form 10-K.

CHARLES & COLVARD, LTD.

FORM 10-K
For the Fiscal Year Ended December 31, 2009

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

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future. You should be aware that although the forward-looking statements included herein represent management’s current judgment and expectations, our actual results may differ materially from those projected, stated, or implied in these forward-looking statements as a result of many factors including, but not limited to, the recent downturn in the worldwide economy and its ongoing impact on our business and the business of our customers and suppliers, any continued trends in the general economy that would adversely affect consumer spending, a further decline in our sales, dependence on consumer acceptance of our products, dependence on Cree, Inc., or Cree, as the current supplier of the raw material, ability to develop a material second source of supply, dependence on a limited number of customers, risks of conducting business in foreign countries, dependence on third parties for the sales and marketing of our products to end consumers, and the impact of significant changes in our management on our ability to execute our business strategy in the near-term, in addition to the other risks and uncertainties described in more detail in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Forward-looking statements speak only as of the date they are made. We undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur except as required by the federal securities laws, and you are urged to review and consider disclosures that we make in the reports that we file with the Securities and Exchange Commission, or SEC, that discuss other factors relevant to our business.

PART I

Item 1.	Business

General

Charles & Colvard, Ltd., a North Carolina corporation founded in 1995 (which may be referred to as the Company, Charles & Colvard, we, us, or our), manufactures, markets, and distributes Charles & Colvard Created Moissanite® jewels (which we refer to as moissanite or moissanite jewels) for sale in the worldwide jewelry market. Moissanite, also known by its chemical name of silicon carbide, or SiC, is a rare mineral first discovered in a meteor crater. Because naturally occurring SiC crystals are too small for commercial use, larger crystals must be grown in a laboratory. Leveraging our advantage of being the sole source worldwide of lab-created moissanite jewels, our strategy is to establish Charles & Colvard with reputable, high-quality, and sophisticated brands to position moissanite as an affordable, luxurious alternative to other gemstones, such as diamond. We believe this is possible due to moissanite’s exceptional brilliance, fire, luster, durability, and rarity like no other jewel available on the market.

We primarily sell loose moissanite jewels to some of the largest jewelry manufacturers and distributors in the world, which mount them into fine jewelry. We have also begun to wholesale a limited amount of finished moissanite jewelry.

Our moissanite jewels are made from gem-grade SiC crystals. We obtain the majority of our SiC crystals from Cree. In February 2005, we established a new relationship for the supply of SiC crystals with Norstel AB, or Norstel, a Swedish company, that has demonstrated an ability to produce suitable SiC crystals in limited quantities. We have certain exclusive supply rights with Cree and Norstel for SiC crystals to be used for gemstone applications.

We operate as a single business segment, with U.S. sales representing 64% and 70% of total net sales for the years ended December 31, 2009 and 2008, respectively. Our largest customer during the year ended December 31, 2009 accounted for 19% of our total sales compared to 21% during the year ended December 31, 2008. No additional customers accounted for more than 10% of sales in 2009 or 2008. We expect that we will remain dependent on our ability and that of our largest customers to maintain and enhance their retail programs. A change in or loss of any of these customer or retailer relationships could have a material adverse effect on our results of operations.

Our future growth strategy is closely linked to our statement of purpose: “We will grow by providing consumers in all parts of the world an affordable luxury experience.” We plan to accomplish this by growing our core business with key jewelry manufacturers and distributors, becoming consumer-centric with our product, and developing leading global jewelry brands featuring moissanite with an unrelenting focus on design.

Growing our core business - We will continue to focus on our core business of manufacturing and distributing the moissanite jewel because this is the primary way we reach consumers, and we believe there is substantial opportunity to capture a larger share of the jewelry market:

•	The global jewelry business is a $120 billion market
•	The U.S. jewelry business is a $52 billion market, of which diamond jewelry comprises $18 billion

We plan to focus on growing market share profitably across all these businesses by partnering more closely with our existing manufacturing and distributor customers and by pursuing new strategic relationships with key players in the jewelry industry. As economies recover, we believe we will be positioned to leverage our market advantage and further increase our share position.

Winning with consumers - The second growth strategy is key: we must effectively communicate the value proposition of moissanite to consumers by increasing awareness of its quality and making our products more accessible and affordable.

To help accomplish this, we are pursuing opportunities through appropriate partners or, in some cases, directly with targeted retailers in several priority areas, focusing on the best in class within each sales channel:

•	Department stores - This is a significant opportunity across many areas of our business.

•	Mall-based jewelers - A key relationship within this channel would fill a market void for many of our potential consumers.

•	Independent jewelers - The aggregate market penetration of independent jewelry stores is substantial and, if a single retailer, would be our largest customer in terms of sales volume.

•
Mass merchandisers - Jewelry sales within this channel are growing faster than traditional jewelry retailers and will most likely become the primary source of moissanite products for the majority of consumers.

•	Outlet jewelers - We believe this sales channel is the best medium for efficiently moving discontinued products.

•
E-commerce - Our consumer-centric focus means that we must be available to consumers when and where they seek to research or purchase moissanite products. We envision e-commerce as a part of a broader effort to establish online connections with consumers that build our brands and our business with retail partners.

•	TV shopping networks - This channel sets the stage for more aggressive business expansion as our economies develop.

•	Alternate channels - Unconventional sales channels are underdeveloped and have meaningful potential.

As we touch consumers’ lives by providing the affordable luxury experience of our moissanite jewel, we believe additional opportunities will arise to impact more consumers in a positive and motivating way.

Developing leading global jewelry brands - Our third growth strategy is to establish brands with attractive and unique designs featuring moissanite to facilitate the development of faster growing, structurally attractive businesses. We are currently concentrating on opportunity areas within the premium end of the bridal and fashion jewelry market segments, bringing high quality, specially designed products to market to increase consumer value and provide for improved sales and margin for retailers. We expect that this third strategy of building brand recognition will help support revenue streams as our intellectual property rights expire in the future.

Moissanite

Moissanite is a rare, naturally occurring mineral that is generally very small in size, dark green or black in color, and not a commercially viable source of gemstone material. Therefore, we expect only lab-grown SiC crystals to provide a sustainable source of moissanite for jewels.

It is generally accepted that, in addition to carat size, the most important characteristics of a gemstone are beauty, durability, and rarity. The beauty of a gemstone is characterized by its color, brilliance, fire, and luster. The brilliance of a gemstone is measured by its refractive index, or the extent to which, when coupled with the facet design, the gemstone reflects light. The fire of a gemstone, or the breaking of light rays into spectral colors, is measured by its dispersion. Luster is the amount of light that is reflected back to the observer from the surface of a gemstone. Durability is determined by a gemstone’s hardness, or resistance to scratching, and toughness, or resistance to chipping or cleaving. Rarity is the availability or perceived availability of a gemstone.

Moissanite jewels have a unique combination of brilliance, fire, luster, durability, and rarity. Moissanite’s beauty is objectively derived from its refractive index, which is higher than other gemstones including diamond, and its hardness is greater than all known gemstone materials except diamond. As a result, moissanite jewels, like diamond, can be cut with sharp, well-defined, and highly polished facets that accentuate their brilliance and fire. The cutting specifications (facet arrangement and proportions) for moissanite jewels are designed to maximize the brilliance and fire of the material. Additionally, we evaluate the finished jewels to exacting standards with automated video-imaging equipment and specially trained quality control personnel. Due to the rare natural occurrence of moissanite and both the proprietary and technical limitations in producing mass quantities of jewel-quality moissanite, we believe that moissanite is among the rarest of jewels.

To date, we have focused our development, manufacturing, and distribution efforts on near-colorless moissanite jewels, although we have produced and sold limited quantities of green moissanite jewels.

The following table compares the physical properties of moissanite jewels with other fine gemstone materials:

Comparison Chart (1)
Description	Refractive Index	Dispersion	Luster	Hardness (Mohs Scale)(2)	Toughness
Charles & Colvard Created Moissanite®	2.65-2.69	0.104	20.4%	9 ¼	Excellent
Diamond	2.42	0.044	17.2%	10	Excellent*
Cubic Zirconia (CZ)	2.17	0.060	13.6%	8 ½	Good
Ruby	1.77	0.018	7.7%	9	Excellent**
Sapphire	1.77	0.018	7.7%	9	Excellent**
Emerald	1.58	0.014	5.1%	7 ½	Good to Poor
*In cleavage direction, toughness is “good” **Except twinned stones

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

2.
The Mohs Scale is a relative scale only, and quantitative comparisons of different gemstone materials cannot be made directly using the Mohs Scale. Moissanite jewels, while harder than all other known gemstones, are approximately one-half as hard as diamond.

Products and Product Development

Moissanite jewels - We primarily sell near-colorless moissanite jewels cut in a variety of shapes including round,

square brilliant, cushion, radiant, pear, marquise, and oval in sizes ranging from approximately 2 to 12 millimeters (approximately 0.03 to 5.3 carats). To evaluate the market potential of colored moissanite, we had produced and distributed with moderate success a limited quantity of green moissanite jewels but, to date, we have not elected to expand these product offerings. In the future, we may elect to offer, from time to time, additional cuts, sizes, and colors of moissanite jewels.

We significantly reduced our raw material purchase commitments beginning in 2008 compared to prior years to improve cash flow from operations. Further, we were able to negotiate with our two leading raw material suppliers to defer purchases during the three months ended December 31, 2008 and throughout 2009, while keeping in place our long-term exclusive supply agreements. These reduced and deferred purchase commitments helped us to convert inventory into cash at a faster rate. There were no raw material purchases in 2009, and we purchased $2.2 million of raw materials in 2008.

Amended and Restated Exclusive Supply Agreement with Cree - In June 1997, we entered into an Amended and Restated Exclusive Supply Agreement with Cree, or the Cree Exclusive Supply Agreement, in which we agreed to purchase from Cree at least 50%, by dollar volume, of our raw material SiC crystal requirements for use in the manufacture of moissanite jewels in each calendar quarter during the term of the Cree Exclusive Supply Agreement, and Cree agreed to supply this amount of crystals to us. We purchased no SiC crystals from Cree in 2009, and we purchased approximately $1.7 million of SiC crystals during 2008. As a result of our deferral in purchases, our price per gram for SiC purchases from Cree during 2009 and 2008 increased by approximately 22% over what we paid per gram in the fourth quarter of 2007 and 33% over what we paid per gram during the first three quarters of 2007. In September 2008, we amended and supplemented our letter agreement with Cree to suspend our commitment to purchase $710,000 of SiC inventory during the fourth quarter of 2008. Effective March 22, 2010, we entered into a letter agreement with Cree in connection with the Cree Exclusive Supply Agreement under which we agreed to purchase approximately $1.2 million of SiC crystals over a period of approximately eight months in 2010 to satisfy this existing purchase commitment and to preserve the exclusivity terms of the Cree Exclusive Supply Agreement.

The Cree Exclusive Supply Agreement prohibits us, without Cree’s consent, from entering into an exclusive marketing or distribution agreement with any party that Cree reasonably believes is affiliated with any of the following parties:

•	DeBeers;
•	the Central Selling Organization (the international cartel of diamond producers) or its successors;
•	any party whose primary business is the development, manufacture, marketing, or sale of diamond gemstones; or
•	any non-gemstone and non-jewelry industry competitor of Cree.

These provisions may limit our potentially available avenues of distribution and could prevent us from entering into certain potentially profitable transactions.

Exclusive Supply Agreement with Norstel - In February 2005, we entered into an Exclusive Supply Agreement with Norstel, or the Norstel Exclusive Supply Agreement, for the supply of raw material SiC crystals for use in the manufacture of moissanite jewels. This agreement gave us the exclusive right to purchase SiC crystals from Norstel for the purpose of fabricating, distributing, or selling faceted jewels. In April 2008, we entered into an amendment to the Norstel Exclusive Supply Agreement due to an update of Norstel’s delivery schedule and capability and also due to our desire to limit our purchase of raw materials. Under this amendment, our minimum purchase commitment from Norstel was to continue until (i) we have purchased an aggregate amount of approximately $7.9 million of SiC crystals, or (ii) September 26, 2011, whichever occurs first. We have purchased from Norstel approximately $550,000 of SiC crystals since inception of the Norstel Exclusive Supply Agreement. In October 2008, we entered into a new letter agreement with Norstel that amended and supplemented the April 2008 amendment. Pursuant to the new letter agreement, our aggregate deferred commitment to purchase approximately $750,000 of SiC from Norstel was suspended.

In addition, as part of the Norstel Exclusive Supply Agreement, we advanced $400,000 to Norstel in 2005 for the purchase of certain equipment. This advance, which is in the form of a note receivable, began to be repaid in January 2007 through a 20% reduction on each invoice for subsequent purchases of SiC crystals. Effective March 1, 2008, pursuant to the April 2008 amendment, we began receiving a 30% reduction on each invoice for subsequent purchases of SiC crystals. The balance on the advance as of December 31, 2008 was $224,627. In December 2009,

we received notification from Norstel that it had reached an agreement in principle with a new investor. This agreement was conditioned upon Norstel initiating a company reorganization that would involve unsecured creditors’ acceptance of a composition offer to receive 25% of outstanding debts as payment in full. Though we did not consent to the composition offer, we received notice in January 2010 that the District Court of Norrköping had approved it, and we received a cash payment of $56,127 in February 2010. It is our position that, as a result of the failure of Norstel to repay the advance in full as stipulated in the Norstel Exclusive Supply Agreement, we have no further purchase obligations under the agreement.

Intellectual Property

We have United States product and method patents for moissanite jewels, expiring in 2015, under which we have broad, exclusive rights to manufacture, use, and sell moissanite jewels in the United States. We have these same patents in a number of foreign jurisdictions. In addition, we have certain trademarks and pending trademark applications that support our moissanite branding strategy. Our success and our ability to compete successfully depend heavily upon our proprietary technology. In addition to our patents, we rely on trade secret laws and employee, consultant, and customer confidentiality agreements to protect certain aspects of our technology. We currently are not subject to any claims that our products or processes infringe on the proprietary rights of third parties. At the present time, we are also dependent on Cree’s technology for the production of SiC crystals. Cree is exclusively licensed to use a patent concerning a process for growing large single crystals of SiC, has certain patents of its own relating to growth of large single crystals of SiC, and has a patent for a process for growing near-colorless SiC crystals.

Manufacturing and Quality Assurance

The production of Charles & Colvard Created Moissanite® jewels is an elaborate process developed over a number of years of collaborative research and development, acquired and learned knowledge from scientists, and considerable investment expense.

Following are the key manufacturing processes of our moissanite jewels:

•	growing gem-grade raw SiC crystals;
•	manufacturing rough preforms;
•	polishing jewels; and
•	inspecting, sorting, and grading.

Growing gem-grade raw SiC crystals - SiC crystal growth suitable for gem-grade usage at commercial quantities is proprietary both in design and in operational methodology. Cree has grown the majority of our SiC crystals in accordance with the terms of the Cree Exclusive Supply Agreement. We routinely evaluate the yield and quality of saleable moissanite jewels from SiC crystals. The yield of saleable jewels from each crystal is one of the most significant factors affecting the volume and cost of moissanite jewels available for sale. Yield is dependent on the quality of the crystals, and variations in crystal quality can adversely affect our gross margin percentage.

Manufacturing rough preforms - We have made considerable investment in the design, development, and customization of a proprietary manufacturing process that includes equipment, software, and procedures to maximize raw material yield. The result is production of intermediary shapes, called “preforms,” that vary depending upon the size and cut of the finished jewel.

Polishing jewels - Each preform is hand faceted and polished based on master designs with multiple quality control measures built into the process. Gem-cutter training is a regimented program involving several months of progressive hands-on bench training.

Inspecting, sorting, and grading - Similar to other gemstones, each faceted moissanite jewel is individually graded against established master standards using specially trained personnel. Additionally, as part of our overall quality assurance program, a representative sample from each batch of jewels is submitted to an image analyzer to ensure critical angles and other attributes designed to maximize moissanite’s optical properties are consistently maintained. This phase of manufacturing is relatively labor-intensive and requires skills not readily available in the general work force. In the future, we may elect to outsource certain portions of this stage of the manufacturing process to independent third parties that we will require to adhere to our rigorous quality control and monitoring standards.

Marketing and Distribution

Because channel sell-through, as opposed to sell-in, generates reorders and also leads to long-term sustainable sales, the development of our current marketing strategy began with the analysis of thousands of historic sales records to identify what customer demographic historically purchased moissanite products. Our review indicated that the target demographic is predominantly a female between the ages of 35 and 55 with middle to upper-middle income. Retail price points were strongest from $99 to $399. Through multiple prior focus groups and interviews, it was also revealed that moissanite was purchased as a diamond alternative; however, the product is positioned above all other alternatives in that it is a unique jewel with properties similar to and, in some cases, better than a diamond.

Recognizing that the United States is a $52 billion jewelry market, we see an opportunity to position jewelry containing moissanite as a provider of incremental sales and margin for savvy retailers. As such, we are currently focusing our efforts where we can achieve the most meaningful sales inroads, developing exclusive supply relationships with select jewelry manufacturers that provide sales and distribution rights for retailers currently in their portfolio.

With the assurance of exclusivity, key manufacturers are more willing to make the investment in gold and labor, as well as marketing and display materials, to produce moissanite jewelry. We have made progress with both existing and new relationships, domestic and international. The process is slow and deliberate, usually requiring a pilot program that could take several months prior to a complete rollout.

In addition, we are creating portfolio collections containing designs that are intended to establish brands under Charles & Colvard. These exclusive brands are targeted to be marketed by select retail channels and could include men’s and ladies’ fashion brands, an upscale brand, loose stone brand, religious jewelry brand, and a bridal brand.

Marketing

We have historically marketed moissanite to the self-purchasing woman as the perfect reward or indulgence to celebrate her achievements or milestones in life. However, in 2009, we expanded our marketing message beyond the self-purchasing woman to more segments of the larger marketplace of jewelry for every occasion including bridal, anniversary, and gift-giving. With the assistance of our recently engaged marketing agency, we are revising our messaging to expand moissanite’s global reach, increase market awareness of our moissanite jewels, develop additional marketing channels to the jewelry trade and the consumer, and help create a more compelling consumer value proposition that we believe will drive increased demand for our product.

We believe that moissanite has a quality and value proposition to the consumer that is unique in the marketplace. By revising and broadening our marketing message, we intend to develop additional marketing channels to the jewelry trade and the consumer so that we can reach a larger market audience and help increase overall awareness levels of moissanite and corresponding sell-through.

As many retailers currently have an excess of in-case inventory, marketing efforts designed to increase sell-through are extremely important. The market is especially challenging as consolidation pressures on both department store retailers and jewelry store retailers are intensifying.

Consumer Advertising - As a result of the economic downturn, we experienced a reduced cooperative marketing effort from both our manufacturers and their retail partners in 2008. In response, we explored a variety of avenues focusing on Internet retail messaging. During the third quarter of 2009, we marketed with The Knot, a leading wedding planning solution, for a two-month campaign promoting moissanite bridal jewelry both online and in its fall magazine. Additionally, we have utilized social media including Twitter and Facebook to further develop our electronic consumer messaging. We have continued to enhance and promote the educational website www.whatismoissanite.com that we launched in early 2008. This comprehensive, interactive website allows visitors to learn about moissanite - its history, comparison of the jewel’s properties with other jewels, and its features described by streaming video with expert commentary. The website also serves as a related hotlink or microsite that is located on the retailer’s moissanite landing page and allows the consumer to learn more without leaving the retailer’s website.

Prior to 2008, we had traditionally used print advertising as the marketing medium of choice. The marketing message was delivered through fashion, lifestyle, and consumer magazine advertisements. Moissanite special events had been augmented by regional and local newspaper advertising, and we supported national newspaper advertising with our manufacturers and retailers through our cooperative advertising program. However, due to declining readership of print media and reduced effectiveness, we decreased its use in favor of more cost-effective mediums and will continue to assess its usefulness in future campaigns.

Public Relations - Public relations activities can be an important component of our marketing and are integral to supporting the launch of new moissanite retailers and independent jewelers. We focused our efforts in 2009 on events intended to increase moissanite awareness, interest, and purchase intent at the consumer level by generating editorial coverage and moissanite jewelry product placement, including Internet promotions and sweepstakes giving away moissanite jewelry. We are continuing our pursuit of public relations activities in 2010, which include editorial efforts such as the CBS Early Show and product placement opportunities.

Marketing to the Trade - From 2004 through 2008, our marketing message to the jewelry trade positioned moissanite as a new jewel and jewelry category that could provide an additional opportunity to build incremental revenue and profits. Over the last four years, we augmented this message by partnering with National Jeweler magazine and our manufacturers to create a Moissanite Supplement. This 28-page-plus yearly insert provides the trade industry an in-depth publication that includes education about the jewel, elaboration of the overall business opportunity, profiles and interviews of female purchasers, industry research and statistics from current retailers selling moissanite, and successful moissanite retail jewelry trade testimonials. As we proceed with a broader message, we currently plan to shift from trade marketing to an increased emphasis on marketing to the consumer to motivate their purchases.

Trade Shows - Our attendance at leading jewelry trade shows, worldwide, has assisted us in extending our outreach to customers as the economic climate and corporate structure has continued to change. Whether we engage as a sponsor, an exhibitor, or a participant assisting manufacturing clients, it is apparent that our customers appreciate our efforts to connect personally with them. In 2010, we plan to attend major domestic and international jewelry industry trade shows, including JCK in Las Vegas, the Hong Kong Gem and Jewellery Fair, and the Vicenza Jewelry Show in Italy.

Distribution

Domestic - Traditionally, consumers have purchased jewelry through independent and chain jewelry stores and department stores. More recently, major shifts are occurring in the retail environment for jewelry. Traditional sales channels (such as independent jewelry stores, mall-based chain jewelers, and mid-market department stores) are contracting while other channels, such as e-commerce, wholesale shopping clubs, and discounters such as Wal-Mart are expanding their presence in the jewelry market. Traditional retailers have consolidated by closing non-productive locations and some have declared bankruptcy. At the manufacturing level in the United States, the shift of jewelry production and design to low-cost markets such as China and India has created dramatic consolidation, with remaining manufacturers struggling to survive or create a competitive advantage. Today, moissanite jewelry is sold to consumers through a broad range of channels, including single- and multiple-location independent jewelry stores, jewelry store chains, online, television shopping channels, department stores, and catalogs. We primarily sell to distributors and finished jewelry manufacturers, which in turn sell to retailers. In addition to this customer base, we anticipate that in 2010 we will also provide finished moissanite jewelry to some retailers, including television shopping channels.

As a result of retail price points in relation to other gemstones, we believe that moissanite jewels provide retailers with an opportunity to earn a profit margin from the moissanite jewelry category that compares favorably with other jewelry products as well as provide the consumer with a wider range of price points from which to choose. We also believe moissanite jewelry margins create incentives for retailers to maximize their sales and promotional efforts, which may result in additional consumer demand for our moissanite jewels.

We continue to evaluate the most appropriate structure for distribution in North America and may, in certain circumstances, enter into direct distribution arrangements, including arrangements with selected department stores, specialty jewelry chains, and distribution channels such as moissanite retail stores, catalog sales, or Internet sales.

As part of the settlement agreement we entered into with Reeves Park in January 2009, we assumed operating responsibility for the 2009 schedule of trunk shows for JCPenney. In September 2009, JCPenney canceled the remaining trunk shows. As we seek to reposition moissanite and connect with consumers, we will continue to support trunk shows with retailers in the future that will enable us to introduce moissanite jewelry at new points of distribution and improve sales at existing retailers. We seek to participate with retailers in training their sales and marketing personnel in moissanite sales positioning and strategies and in working with them to create focused advertising and promotional efforts to publicize trunk shows and other special sales events at select store locations. In addition, to facilitate new or expanded distribution, we have allowed inventory to be placed in stores on a consignment basis.

We generally have contracts and agreements with our distributors and manufacturers with some variations in terms and duration. Beginning in the latter part of 2008 and into 2009, we permitted some of these agreements to expire as we renegotiated select agreements with existing distributors and manufacturers that we felt were viable to our future strategy. We also identified key distributors and manufacturers with specific retailers in their portfolios fitting our future strategy with which we are negotiating to allow exclusive moissanite jewelry relationships with these retailers.

International – We believe there was a continued concentration on global congruency of the marketing message of moissanite in 2009. Most of our international distributors continue to educate their clients and consumers about our jewel. Distributors that adhere to our branding guidelines have been eligible for cooperative advertising and marketing allowances. Recognizing that each distributor’s approach to market can be as unique as the culture in which they operate, we relaxed our branding guidelines to accommodate more flexibility in order to achieve greater acceptance in more markets. We continue to educate, work with, and support our distributors as they develop advertising, marketing, and public relations campaigns that are designed to be successful in their markets. With the world market opportunities being an integral part of our overall goals, we will continue to explore international promotional support initiatives.

In October 2000, we established a wholly-owned subsidiary in Hong Kong, Charles & Colvard (HK) Ltd., for the purpose of gaining better access to the Far East markets. In August 2003, to enhance our presence in this market, we established a Charles & Colvard controlled company in China named Guangzhou Charles & Colvard Trading Limited. During 2008, we closed the operations of both our Hong Kong subsidiary and the controlled company in China in an effort to contain costs.

We currently have distributors for moissanite jewels covering portions of Western Europe, Australia, India, and certain countries in Southeast Asia and the Middle East. We have approximately 25 international distributors and may increase this number. We have continued to invest in certain international markets that we believe have the most potential with respect to acceptance and sales of the moissanite jewel. Export sales aggregated approximately $3.0 million, or 36% of total sales, and $4.4 million, or 30% of total sales, in 2009 and 2008, respectively. It should be noted that a portion of our international sales consists of jewels sold internationally that are re-imported to North American retailers. More details on our financial information by geographic area are included in Note 2 to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Seasonality

Sales in the retail jewelry industry are typically seasonal due to increased consumer purchases during the Christmas and holiday season. Because we primarily sell our jewels direct to manufacturers and distributors, our sales to support the holiday season largely take place during the third and beginning of the fourth calendar quarters, depending on the level of advance planning and production our customers undertake; however, the effect of seasonality on our business is also impacted by the timing of orders we receive to support new or expanded distribution and the level of current inventory position held by our customers. We have not experienced a high degree of seasonality over the past several years as a result of the high level of inventory in the sales channels. However, these factors may in the future significantly affect our sales in a given quarter.

Working Capital Practices

Our primary source of working capital is cash on hand and cash generated by operations. Because our supply agreements prohibit our suppliers from selling SiC crystals for jewelry applications to anyone but us, our suppliers negotiate minimum purchase commitments with us that may result in inventories that are higher than we might otherwise maintain. Our current inventory levels are sufficient to enable us to respond promptly to customer orders and we currently have no material order backlogs.

Our standard payment terms are generally between 30 and 90 days. We extend credit to our customers based upon a number of factors, including an evaluation of the customer’s credit history, the customer’s payment history with us, the customer’s reputation in the trade, and an evaluation of the customer’s opportunity to introduce our jewel to new or expanded markets.

Our general return policy is that jewels can only be returned for credit within 30 days of shipment and must be returned for a valid reason (such as quality problems or a shipment of the wrong jewels). Some customers, however, have a contractual right to return a certain percentage of sales for any reason for specific periods of time. We have established an allowance for returns based on our historical return rate, which takes into account any contractual return privileges granted to our customers. Periodically, we ship inventory to customers on consignment, or memo, terms. For shipments on memo terms, the customer assumes the risk of loss and has an absolute right of return for a specified period.

Competition

Gemstone materials can be grouped into three types:

•	natural gemstone, which is found in nature;
•	synthetic gemstone, which has the same chemical composition and essentially the same physical and optical characteristics of natural gemstone but is created in a lab; and
•	simulated or substitute material, which is similar in appearance to natural gemstone but does not have the same chemical composition, physical properties, or optical characteristics.

Our moissanite jewel competes with fine gemstones such as ruby, sapphire, emerald, and tanzanite as well as with natural, synthetic, and treated diamonds. We may also face competition from synthetic diamonds, synthetic diamond films, and other sources of synthetic moissanite not presently available in qualities, sizes, and volumes suitable for use as gemstones. Some suppliers of diamonds and other fine gemstones, as well as the suppliers of synthetic and simulated gemstones, have substantially greater financial, technical, manufacturing, and marketing resources and greater access to distribution channels than we do.

We market our unique jewel as an affordable, luxurious alternative to diamond at price points that make our jewel more attainable by many consumers. The diamond industry enjoys higher consumer desirability and acceptance, which has been iconicized by the “Diamonds are Forever” marketing campaign. Historical efforts to differentiate moissanite from diamond as a unique jewel by virtue of its distinctive composition and its superior optical characteristics remains a challenge, as moissanite resembles diamond in the eyes of consumers. Therefore, we have shifted our marketing strategy of moissanite to be a high quality alternative to diamond beginning in the fourth quarter of 2009.

The worldwide market for large, uncut, high-quality natural diamonds is significantly consolidated and controlled by DeBeers (headquartered in South Africa), Alrosa (Russia), Rio Tinto (Australia), and BHP (Canada). These companies have a major impact on the worldwide supply and pricing of natural diamonds at both the wholesale and retail levels. Diamond producers may undertake additional marketing or other activities designed to protect the diamond jewelry market against sales erosion from consumer acceptance of moissanite jewels.

We may also face competition from treated and synthetic diamonds. Treated diamonds, which are natural diamonds with imperfections or flaws that have been altered in some manner to enhance their appearance, have been available for the past 20 years in the jewelry industry and are generally less expensive than diamonds of similar size, cut, and color that have not been altered. Synthetic diamonds are also available in the marketplace and are produced for jewelry applications available to consumers; however, most synthetic diamonds that are sold today are in the yellow color range. Although we believe that colorless gemstone-quality synthetic and treated diamonds presently cannot be produced at prices competitive with those currently offered for our near-colorless moissanite jewels, there can be no assurances that such competitive prices cannot be achieved in the future by the producers of either or both of synthetic and treated diamonds. The primary producers of synthetic diamonds used for industrial applications are DeBeers, Sumitomo, and GE. There are also a number of Russian producers of synthetic diamonds for industrial uses. In addition, companies such as Gemesis Corporation, Chatham, and Apollo Diamonds are, we understand, synthesizing diamonds in limited quantities, limited carat sizes, and in limited ranges of color. Synthetic diamond films can be grown at commercially viable prices in thicknesses that can be applied to various surfaces such as other synthetic materials.

Although we believe that our products have a proprietary position, we could face competition from other companies that develop competing SiC technologies. Some of these technologies could be developed by producers of SiC used for other industrial applications. Manufacturers of industrial SiC products include The Carborundum Corporation (currently for abrasive uses); and Cree, Siemens AG, Norstel, Bridgestone ABB, Dow Chemical, SiC Crystal AG, and Northrop Grumman Corporation (currently for semiconductor uses). We believe that Cree and Norstel are currently the only suppliers of SiC crystals in colors, sizes, and volumes that are suitable for gemstone applications. It is possible, however, that these or other producers of SiC could develop SiC crystals suitable for gemstone applications and produce moissanite jewels until we could obtain judicial enforcement of our patent rights. It is also possible that such competition could emerge in geographic territories where we might not have adequate patent protection.

We may also, to a lesser degree, face competition from existing diamond simulants and other synthetic gemstones, including cubic zirconia. Producers and sellers of these products may see the markets for these products being eroded by the introduction of our moissanite jewels. We believe that the substantially lower price of these products is the primary basis upon which they will compete with our moissanite jewels; however, they are not considered fine jewelry products.

We intend to compete primarily on the basis that moissanite is the highest quality, affordable alternative available to more expensive gemstones such as diamond. Based on its retail price points, especially in the one-carat size and larger, and its exceptional brilliance, fire, luster, durability, and rarity, we will continue to focus our marketing efforts expounding moissanite as a primary consumer choice in fine jewelry. In addition, we believe that the Charles & Colvard Created Moissanite® brand, which is being developed pursuant to our marketing programs, may create a long-term competitive advantage for our products as we build brand recognition. Our competitive success is reliant upon, in part, the following:

•	the increasing interest and demand for moissanite jewelry at the consumer level;
•
the willingness and ability of our jewelry distributors and other jewelry suppliers, manufacturers, and designers to market and promote Charles & Colvard Created Moissanite® jewels to the retail jewelry trade;

•
the willingness of distributors, retailers, and others in the channel of distribution to purchase loose Charles & Colvard Created Moissanite® jewels and the willingness of manufacturers, designers, and retail jewelers to undertake setting of the loose jewels;

•	the ability of manufacturers, designers, and retail jewelers to select jewelry settings that encourage consumer acceptance of and demand for our jewels;
•	the ability of jewelry manufacturers and retail jewelers to set loose moissanite jewels in jewelry with high quality workmanship; and
•	the ability of retail jewelers to effectively market and sell jewelry containing Charles & Colvard Created Moissanite® to consumers.

Government Regulation

We are subject to governmental regulations in the manufacture and sale of moissanite jewels. In particular, the Federal Trade Commission, or FTC, has the power to restrict the offer and sale of products that could deceive or have the tendency or effect of misleading or deceiving purchasers or prospective purchasers with regard to their type, kind, quality, character, origin, or other characteristics. The FTC has issued regulations and guidelines governing the marketing of synthetic gemstones and other gemstones similar to diamond that require such gemstones to be clearly identified in any promotional or marketing materials. If our actions are found to be in violation of FTC regulations, we could be forced to suspend marketing of our products and could incur significant expenses in developing new marketing strategies and materials that would not violate FTC regulations.

Research and Development

We invested $401,000 and $114,000 in research and development during the years ended December 31, 2009 and 2008, respectively, primarily for the study of product diversity.

Employees

At March 25, 2010, we had a total of 26 employees, 25 of which are full-time. None of our employees are represented by a labor union. We believe that our employee relations are good.

Directors and Executive Officers of the Company

The members of our current Board of Directors are the following:

George R. Cattermole Chairman of the Board

H. Marvin Beasley Retired former Chief Executive Officer of Helzberg Diamonds, a retail jewelry store chain

Laura C. Kendall President of Tanner Companies, LLC, which designs and manufactures women’s high fashion luxury apparel

Dr. Charles D. Lein Retired former President and Chief Operating Officer of Stuller, Inc., a manufacturer and distributor of jewelry and jewelry-related products

Ollin B. Sykes President of Sykes & Company, P.A., a regional accounting firm specializing in accounting, tax, and financial advisory services

Our current executive officers are the following:

Randall N. McCullough President and Chief Executive Officer

Timothy L. Krist Chief Financial Officer and Treasurer

Thomas G. Pautz Vice President, Sales & Marketing

Available Information

Our corporate information is accessible through our Internet website at http://www.charlesandcolvard.com or http://www.moissanite.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available, free of charge, access on our website to all reports we file with, or furnish to, the SEC, including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. A copy of this Annual Report on Form 10-K and our other reports is available without charge upon written request to Investor Relations, Charles & Colvard, Ltd., 300 Perimeter Park Drive, Suite A, Morrisville, North Carolina 27560.

Item 1A.	Risk Factors

We operate in a dynamic and rapidly changing business environment that involves substantial risk and uncertainty, and these risks may change over time. The following discussion addresses some of the risks and uncertainties that could cause, or contribute to causing, actual results to differ materially from expectations. In evaluating our business, you should pay particular attention to the descriptions of risks and uncertainties described below. If any of these risks actually occur, our business, financial condition, or results of operations could be materially and adversely affected.

Our future financial performance depends upon increased consumer acceptance and growth of sales of our products. We believe that most consumers are not generally aware of the existence and attributes of moissanite jewels and that the consumer market for moissanite jewels remains in the early stages of development. Total moissanite jewelry retail sales have historically been less than 1% of the total jewelry market. The degree of future market acceptance and demand are subject to a significant amount of uncertainty. Our future financial performance will depend, in part, upon greater consumer acceptance of moissanite jewels as an affordable, luxurious alternative to other gemstones, such as diamond, with exceptional brilliance, fire, luster, durability, and rarity like no other jewel available on the market. In addition, consumer acceptance may be affected by retail jewelers’ and jewelry manufacturers’ acceptance of moissanite jewels. We primarily market loose jewels, which jewelry distributors, manufacturers, and retailers set in jewelry and in turn distribute or sell to consumers.

The quality, design, and workmanship of the jewelry settings selected by retail jewelers, which is not within our control, could affect both consumers’ perception and acceptance of our jewels and costs incurred by returns and markdowns. Thus, our future financial performance may be affected by:

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

In addition, we are currently exploring opportunities in finished jewelry featuring our moissanite jewels that we would design, manufacture, and market under exclusive brands for sale to distributors and retailers in non-conflicting sales channels. Despite our efforts to pursue such a strategy in non-conflicting sales channels, some of our current customers may perceive us as a competitor and, in response, reduce their orders for our products. This reduction in orders could occur faster than our sales growth in this potential new sales initiative. We would also be dependent upon consumer acceptance of our finished jewelry designs and, should our products not receive greater market acceptance, our business, operating results, and financial condition would be materially and adversely affected.

Our company is in a state of flux and our success is contingent upon achieving multiple critical objectives. Our company has undergone significant changes in the past twelve months. On February 3, 2009, we entered into a management services agreement with Bird Capital Group, Inc., or BCG, that included the services of Richard A. Bird, a then current director, as our full-time non-employee Chief Executive Officer. On February 5, 2009, we ended our employment relationship with three executive officers: Dennis M. Reed, who had served as President and Chief Marketing Officer since March 2007 and principal executive officer since July 2008; Carl A. Mielke, Senior Vice President of Sales; and Steven L. Abate, Vice President of Operations. On June 7, 2009, Neil Boss, the Controller of our company since 2002, resigned as our principal financial officer and principal accounting officer effective on June 23, 2009, the date Timothy Krist was appointed our new Chief Financial Officer. On June 22, 2009, we dismissed Deloitte & Touche LLP as our independent registered public accounting firm and engaged FROST, PLLC, which subsequently merged with another firm to become Frazer Frost, LLP on January 1, 2010, as our independent registered public accounting firm for the fiscal year ending December 31, 2009. On June 26, 2009, the Board appointed Dr. Charles D. Lein to serve as a director of the Company. On July 2, 2009, we, BCG, and Richard A. Bird mutually agreed to terminate the management services agreement with BCG, including the resignation of Mr. Bird as our Chief Executive Officer and a member of our Board of Directors. Our current Chairman of the Board, George R. Cattermole, was appointed our Interim Chief Executive Officer on July 17, 2009 while the search for a permanent Chief Executive Officer was being conducted by our Board. On October 12, 2009, we appointed Thomas G. Pautz as our Vice President, Sales and Marketing. On November 5, 2009, we appointed Randy N. McCullough as our new President and Chief Executive Officer and H. Marvin Beasley as a new member of our Board of Directors. These changes have been disruptive to our business as the new personnel and independent registered public accounting firm become acclimated to our processes and our unique business circumstances.

Our business strategy is also currently being restructured under the new management team to more effectively position moissanite against diamonds and diamond substitutes in the highly competitive jewelry market while also continuing to identify opportunities to reduce operating expenses.

We believe our success to a significant extent is reliant upon on our new executive management team’s ability to develop and implement a successful business strategy; to successfully lead and motivate our employees; and to work effectively with other members of our management team, our Board of Directors, and other stakeholders in our company. There can be no assurance that our changes in management will lead to an improvement in our results of operations. If the leadership transition is not successful, we may experience further disruption to our operations, which may have a material adverse affect on our business and financial condition.

A further decline in sales could continue to have a material adverse effect on us and our results of operations. We have experienced a declining trend in our annual sales in recent years: $40.7 million in 2006; $27.8 million in 2007; $14.7 million in 2008; and $8.3 million in 2009. These sales declines and the resulting operating losses in 2008 and 2009 have adversely impacted our relationships with our suppliers and customers, and they have affected our ability to retain key employees. Due to the large inventory position we currently have, we reduced our manufacturing levels in 2008 and, with the exception of custom orders, ceased manufacturing in 2009. We expect our make-to-stock manufacturing to be very limited until our inventory position is more in line with our sales. We made no raw material purchases in 2009, and deferred purchase commitments have resulted in significant price increases that will likely affect future gross margin percentages. We have no assurance that the quality of the raw material crystals we receive in the future will not be affected by the reduced purchase levels or that our raw material suppliers will be able to timely deliver increased quantities to us should we require a return to a higher level of purchases.

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

Luxury products, such as fine jewelry, are discretionary purchases for consumers. The recent reduction in consumer discretionary spending, largely attributed to the conditions described above, has affected our industry more significantly than many other industries. Consumer discretionary spending is strongly affected by economic factors outside our control, including the condition of financial markets, consumer credit availability, prevailing interest rates, energy costs, employment levels, salary levels, and tax rates. A continued reduction in discretionary consumer spending could have a material adverse effect on our business and financial condition.

We expect to remain dependent upon Cree for the supply of our SiC crystals for the foreseeable future. If we are unable to obtain sufficient, high-quality SiC crystals from Cree and we have a significant increase in demand for our jewel, then we may not be able to meet that demand. Cree has certain proprietary rights relating to its process for growing large single crystals of SiC and its process for growing near-colorless SiC crystals. Under the Cree Exclusive Supply Agreement, we are obligated to buy from Cree, and Cree is obligated to sell to us, at least 50%, by dollar volume, of our requirements for SiC material for the production of gemstones in each calendar quarter through June 2015. In February 2005, in an attempt to diversify our supply base, we entered into the Norstel Exclusive Supply Agreement, which was amended in April 2008 and October 2008, as a secondary supplier of SiC crystals. However, Norstel has not demonstrated to date the ability to consistently grow high-quality SiC crystals that meet our requirements.

Cree is currently providing SiC crystals sufficient to meet our requirements. However, there can be no assurance that Cree will be able to continue to produce and supply us with SiC crystals of sufficient quality, sizes, and volumes that we desire or that we will successfully negotiate purchase commitments at acceptable prices that enable us to manage our inventories and raw material costs effectively.

Norstel may contest our position regarding our purchase obligations under the Norstel Exclusive Supply Agreement. As part of the Norstel Exclusive Supply Agreement, we advanced Norstel $400,000 in 2005 for the purchase of certain equipment. In December 2009, we received notification from Norstel that it had reached an agreement in principle with a new investor. This agreement was conditioned upon Norstel initiating a company reorganization that would involve unsecured creditors’ acceptance of a composition offer to receive 25% of outstanding debts as payment in full. Though we did not consent to the composition offer, we received notice in January 2010 that the District Court of Norrköping had approved it, and we received a cash payment of $56,127 in February 2010. It is our position that, as a result of the failure of Norstel to repay the advance in full as stipulated in the Norstel Exclusive Supply Agreement, we have no further purchase obligations under the agreement. There can be no assurance that Norstel may not contest this, which may result in legal defense costs that could have an adverse effect on our business, results of operations, and financial condition.

We are currently substantially dependent on a limited number of distributors and jewelry manufacturers for the sale of our jewels in North America. We anticipate that the majority of the moissanite jewels that we sell in North America will be distributed through a limited number of manufacturers and distributors, and therefore, we are substantially dependent upon these companies for distribution of moissanite jewels in North America. During 2009, our five largest customers accounted for 51% of net sales, one of which represented 19% of net sales. In late 2007, we terminated our manufacturing agreement with K&G Creations (one of our largest customers in 2007), and in 2008, we terminated our manufacturing agreement with Reeves Park (one of our largest customers in 2007 and 2008). This disruption in our distribution model was significant and we have not yet replaced the sales volume lost as a result of these events.

We face intense competition in the worldwide jewelry industry. The jewelry industry is highly competitive and we compete with numerous other jewelry products. In addition, we face competition from treated diamonds, synthetic diamonds, and companies developing other synthetic jewelry technologies. A substantial number of companies supply products to the jewelry industry, many of which we believe have greater financial resources than we do. Competitors could develop new or improved technologies that may render the pricing point for moissanite noncompetitive, which would have an adverse effect on our business, results of operations, and financial condition.

The financial difficulties or insolvency of one or more of our major customers could adversely affect results. We are subject to a concentration of credit risk amongst our major customers and a default by any of these customers on their debts to us could have a material adverse effect on our financial position. Future sales and our ability to collect accounts receivable depend, in part, on the financial strength of our customers. We estimate an allowance for accounts for which collectibility is at risk and this allowance adversely impacts profitability. In the event customers experience greater than anticipated financial difficulties or insolvency, we expect profitability to be adversely impacted by our failure to collect accounts receivable in excess of the estimated allowance. Given the current economic environment, constrained access to capital and general market contractions may heighten our exposure to customer default.

We are subject to certain risks due to our international distribution channels and vendors. We currently have approximately 25 international distributors for moissanite jewels covering portions of Western Europe, Australia, India, and certain countries in Southeast Asia and the Middle East. Our long-term strategy is to expand the number of international markets for our products. In addition, we expect to use certain companies based outside the United States to facet our moissanite jewels and to manufacture finished jewelry. Due to our reliance on development of foreign markets and use of foreign vendors, we are subject to the risks of conducting business outside of the United States. These risks include the following:

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

There can be no assurance that any patents issued to or licensed by or to us or Cree will provide any significant commercial protection, that we or Cree will have sufficient resources to protect our respective patents, that any additional patents will be issued in the future, or that any existing or future patents will be upheld by a court should we or Cree seek to enforce our respective rights against an infringer. Litigation to determine the validity of any third party’s claims could result in significant expense and divert the efforts of our technical and management personnel, whether or not such litigation is determined in our favor. In the event of an adverse result of any such litigation, we could be required to expend significant resources to develop non-infringing technology or to obtain licenses for, and pay royalties on the use of, the technology subject to the litigation. We have no assurance that we would be successful in such development or that any such license would be available on commercially reasonable terms. Our former South Korean patent is no longer valid as a result of a ruling by the South Korean Patent Court, and there can be no assurance that we will not incur similar outcomes in the future.

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

Governmental regulation and oversight might adversely impact our operations. We are subject to governmental regulations in the manufacture and sale of moissanite jewels. In particular, the FTC has the power to restrict the offer and sale of products that could deceive or have the tendency or effect of misleading or deceiving purchasers or prospective purchasers with regard to their type, kind, quality, character, origin, or other characteristics. We may be under close scrutiny both by governmental agencies and by competitors in the gemstone industry, any of which may challenge our promotion and marketing of our moissanite jewel products. If our production or marketing of moissanite jewels is challenged by governmental agencies or competitors, or if regulations are issued that restrict our ability to market our products, our business, operating results, and financial condition could be materially adversely affected.

Sales of moissanite jewelry could be dependent upon the pricing of precious metals, which is beyond our control. Any increases in the market price of precious metals (primarily gold) could affect the pricing and sales of jewelry incorporating moissanite jewels. The majority of price increases in precious metals are passed on to the consumer in the form of higher prices for finished jewelry. These higher prices could have a negative impact on the sell-through of moissanite jewelry at the retail level. From the beginning of 2006 through 2009, the price of gold has increased significantly (approximately 110%), resulting in higher retail price points for gold jewelry. This has had a negative impact on both sales of moissanite jewelry and the jewelry industry as a whole.

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

Under the terms of the Cree Exclusive Supply Agreement, we are prohibited from entering into an exclusive marketing or distribution agreement with DeBeers or its affiliates or any party whose primary business is the development, manufacture, marketing or sale of diamond gemstones or any non-gemstone and non-jewelry industry competitor of Cree. The agreement also prohibits us from entering into certain merger, acquisition, sale of assets or similar transactions with a prohibited party. These provisions of the agreement could limit the price that third parties might be willing to pay in the future for some or all of the shares of our common stock. In addition, this agreement could prevent us from entering into certain potentially profitable transactions with such prohibited parties.

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We lease approximately 16,500 square feet of mixed-use space (general office, light manufacturing, and laboratory) in the Research Triangle Park area of North Carolina from an unaffiliated third party. This lease expires in July 2011. This space houses the majority of all United States personnel, including our executive offices, sales offices, administrative personnel, and production facilities. This space is being fully utilized and management considers this space to be sufficient for our foreseeable needs over the next 12 months.

Item 3.	Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or to which any of the Company’s property is subject.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity

Our common stock is traded on the NASDAQ Global Select Market under the symbol “CTHR.” The following table presents, for the periods indicated, the high and low sales prices of our common stock, as reported by the NASDAQ Global Select Market. As of March 25, 2010 there were 293 shareholders of record of our common stock.

	High	Low
Year Ended December 31, 2008:
First Quarter	$2.26	$1.12
Second Quarter	$1.40	$1.06
Third Quarter	$1.17	$0.48
Fourth Quarter	$0.62	$0.18
Year Ended December 31, 2009:
First Quarter	$0.55	$0.20
Second Quarter	$0.60	$0.29
Third Quarter	$0.96	$0.32
Fourth Quarter	$1.85	$0.44

We did not pay any dividends on our common stock during 2009 or 2008. We will regularly review and consider the best policies and practices for the Company, including the dividend policy. The payment of future dividends will be dependent on the facts and circumstances at the time of that review.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
October 1 – October 31, 2009	-	$-	-	-
November 1 – November 30, 2009	148,708	$1.07	41,670	958,330
December 1 – December 31, 2009	53,541	$1.22	-	-
Total	202,249	$1.11	41,670	958,330

(1)
This column includes 160,579 shares purchased by our executive officers and directors in open market transactions that were not made pursuant to our share repurchase program, as follows: H. Marvin Beasley, 10,000 shares; George R. Cattermole, 30,000 shares; Laura C. Kendall, 10,000 shares; Timothy L. Krist, 5,000 shares; Charles D. Lein, 16,537 shares; Randy N. McCullough, 25,000 shares; and Ollin B. Sykes, 64,042 shares.

(2)
On November 13, 2009, our Board of Directors authorized a share repurchase program of up to an aggregate 1 million shares of our common stock until August 12, 2010 in open market or private transactions. We have no obligation to repurchase shares under the program, and the program may be suspended or terminated at any time. On November 20, 2009 we made a block purchase on the open market of 41,670 shares at $1.21 per share.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to provide a better understanding of our consolidated financial statements, including a brief discussion of our business and products, key factors that impacted our performance, and a summary of our operating results. This information should be read in conjunction with Item 1A, “Risk Factors” and our consolidated financial statements and the notes thereto included in Item 8, “Financial Statements and Supplementary Data.” Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

Overview

We manufacture, market, and distribute Charles & Colvard Created Moissanite® jewels (which we refer to as moissanite or moissanite jewels) for sale in the worldwide jewelry market. Moissanite, also known by its chemical name of silicon carbide, or SiC, is a rare mineral first discovered in a meteor crater. Because naturally occurring SiC crystals are too small for commercial use, larger crystals must be grown in a laboratory. Leveraging our advantage of being the sole source worldwide of lab-created moissanite jewels, our strategy is to establish Charles & Colvard with reputable, high-quality, and sophisticated brands and to position moissanite as an affordable, luxurious alternative to other gemstones, such as diamond. We believe this is possible due to moissanite’s exceptional brilliance, fire, luster, durability, and rarity like no other jewel available on the market.

We primarily sell loose moissanite jewels to some of the largest jewelry manufacturers and distributors in the world, which mount them into fine jewelry. We have also begun to wholesale a limited amount of finished moissanite jewelry. We have historically marketed moissanite to the self-purchasing woman as the perfect reward or indulgence to celebrate her achievements or milestones in life. However, in 2009, we expanded our marketing message beyond the self-purchasing woman, and with the assistance of our recently engaged marketing agency, we are revising our messaging to expand moissanite’s global reach, increase market awareness of our moissanite jewels, develop additional marketing channels to the jewelry trade and the consumer, and help create a more compelling consumer value proposition that we believe will drive increased demand for our product.

The implementation of our strategy and corresponding messaging has been inhibited by several unfavorable conditions. The global economic recession resulted in a significant slowdown in the retail environment, with the impact on the jewelry industry particularly severe. We believe that market conditions are stabilizing, and we continue to receive feedback from channel partners that demand is improving. Despite this, a number of major retailers have excessive inventories of moissanite jewelry and have curtailed their purchases from jewelry manufacturers to which we sell our moissanite jewels. As a result, our 2009 net sales were 44% less than 2008 net sales. To reduce the impact of reduced sales to our net profit, we achieved a $10.0 million reduction in costs and expenses in 2009 as a result of decreased sales, very tight cost control, a reduction in headcount, and decreased expenses for sales and marketing programs, bad debt, and severance expenses, as well as a non-recurrence of subsidiary cessation expenses that we incurred in 2008. Net loss for 2009 was $3.4 million, or $0.18 per diluted common share, compared with a net loss of $6.2 million, or $0.34 per diluted common share, for 2008. Net loss for 2008 benefited from a $633,000 income tax benefit. We did not recognize an income tax benefit for our operating losses during 2009 due to the uncertainty of sufficient future taxable income to utilize our deferred tax assets.

Because of this difficult operating environment, our current priority is to generate positive cash flow and to strengthen our financial position through cost-cutting initiatives and selling down our inventory. We also have been working to expand our industry expertise at the Board and senior management levels. In the second quarter of 2009, we added Dr. Charles D. Lein to our Board of Directors, who has more than 27 years of experience in the jewelry, wholesale, and retail industries. In October 2009, we hired Thomas G. Pautz, who has more than 25 years of sales and marketing experience in the jewelry industry, as our Vice President, Sales and Marketing. In November 2009, we also added H. Marvin Beasley to our Board of Directors, who has more than 36 years of experience in the retail jewelry industry, and Randy McCullough as our new Chief Executive Officer, who we also expect to be nominated as a director candidate for election at our next annual meeting of shareholders. We believe Mr. McCullough’s 36 years of diverse, progressive responsibilities in the jewelry industry will be a valuable resource as he leads us in defining new sales, marketing, and product placement strategies. Under Mr. McCullough’s leadership, we evaluated the price sensitivity of moissanite and effected a price reduction in December 2009 to stimulate sales to a broader market. We also endeavor to become more consumer-centric and are working with our new marketing agency to help redefine our messaging to the consumer. We fully recognize the challenges of our business in the current economy, and our legacy issues divert resources from future strategic initiatives. It will take time to accomplish the improvements we seek. However, we believe that we have made much progress in building the right leadership team to define a strategic roadmap that can significantly improve our business.

2009 Summary

The following is a summary of key financial results and certain non-financial results achieved for the year ended December 31, 2009:

•
Our total net sales for the year were $8.3 million, a decrease from 2008 of $6.4 million, or 44%. This overall decrease in revenues was primarily attributable to the ongoing economic recession, which has measurably affected the retail and jewelry industries, combined with the termination of our manufacturing agreement with Reeves Park during the fourth quarter of 2008 and reduced demand from major retailers who curbed purchases due to current levels of moissanite inventory and slow sell-through to consumers.

•
Our costs and expenses for the year were $11.7 million, a decrease from 2008 of $10.0 million, or 46%. This decline was primarily attributable to lower sales as well as cost-control initiatives, including a reduction in headcount and decreased expenses for sales and marketing programs. Included in 2009 costs and expenses were $595,000 of management fees paid to BCG, $425,000 in severance expenses, a $146,000 loss on impairment of idle manufacturing equipment, and a $170,000 bad debt expense on a note receivable with Norstel, as discussed further below. We do not expect such extraordinary expenses in future periods.

•
Our loss from operations for the year was $3.4 million, a decrease from 2008 of $3.5 million, or 51%. This amount includes the effects of the loss on impairment of long-lived assets of $146,000 and the bad debt expense of $170,000 discussed above. Net loss per basic and fully diluted share was $0.18 in 2009 compared to $0.34 in 2008.

•
Cash and cash equivalents at December 31, 2009 were $7.4 million compared to $5.6 million at December 31, 2008. The primary reasons for this increase is a $1.9 million cash flow from operations that included receipt of a $2.1 million income tax refund from the Internal Revenue Service resulting from net operating loss carrybacks that we utilized after recognizing losses from the cessation of our Hong Kong subsidiary, a reduction in accounts receivable of $1.5 million, and a $3 million sell-down of inventory, partially offset by a $1.4 million decrease in accounts payable and our $3.4 million net loss.

•	We made no SiC crystal raw material purchases in 2009 while maintaining our long-term exclusive supply agreements with our suppliers.

•	We continue to carry no long-term debt.

•
During 2009, we increased our jewelry industry experience by adding two directors to our Board and two members to our executive management team, including our new Chief Executive Officer, Randy N. McCullough, who most recently served as Chief Executive Officer at Samuel’s Jewelers and has more than 36 years of diverse, progressive responsibilities in the jewelry industry.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our financial statements, which we prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities. “Critical accounting policies and estimates” are defined as those most important to the financial statement presentation and that require the most difficult, subjective, or complex judgments. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Under different assumptions and/or conditions, actual results of operations may materially differ. The most significant estimates impacting our consolidated financial statements relate to valuation and classification of inventories, accounts receivable reserves, deferred tax assets, uncertain tax positions, and cooperative advertising. We also have other policies that we consider key accounting policies, the most significant of which is our policy for revenue recognition; however, this policy typically does not require us to make estimates or judgments that are difficult or subjective.

Inventories - Inventories are stated at the lower of cost or market determined on a first in, first out basis. Our finished goods inventory consists primarily of near-colorless moissanite jewels that meet rigorous grading criteria and are of cuts and sizes most commonly used in the jewelry industry. Any inventory in excess of our current requirements based on anticipated levels of sales is classified as long-term on our consolidated balance sheets. Our classification of long-term inventory requires us to estimate the portion of inventory that can be realized over the next 12 months. As of December 31, 2009, we carried only a limited amount of moissanite jewels in finished jewelry settings and the jewelry inventory that we do carry is valued at scrap value, or the amount we would expect to obtain by melting the gold in the jewelry and returning to loose-jewel finished goods inventory those jewels that meet grading standards. Our moissanite jewel inventories do not degrade in quality over time and are not subject to fashion trends. We have very small market penetration in the worldwide jewelry market and have the exclusive right through 2015 to produce and sell lab-created SiC for use in jewelry applications. In view of the foregoing factors, we have concluded that no excess or obsolete loose jewel inventory reserve requirements existed as of December 31, 2009.

During 2002, we established a lower of cost or market reserve of $400,000 to allow for a portion of the finished goods inventory to be re-cut. There are certain jewels in inventory that can be re-cut to achieve higher quality standards. To determine this reserve, we estimated the amount of inventory that is anticipated to be re-cut and the amount of weight loss that will occur during the process. Since the establishment of this reserve, we have not yet re-cut any jewels and, therefore, at December 31, 2009 the reserve remained at $400,000.

Inventories are also shown net of a jewelry reserve of $1,348,000 and $245,000 at December 31, 2009 and 2008, respectively. All jewelry inventories are finished goods, the majority of which we do not actively market. As a result, a jewelry inventory reserve was established to reduce the majority of the jewelry inventory value to scrap value. The large increase in the reserve during 2009 was due to jewelry inventory received from Reeves Park as part of a settlement on its trade account receivable. To determine the amount of the jewelry reserve, we needed to estimate the amount of gold in each piece of jewelry, the price per ounce we will receive for the gold, and the amount of jewels that could be returned to finished goods inventory following a melt.

Accounts and Note Receivable Reserves - Estimates are used to determine the amount of two reserves against accounts receivable. The first reserve is an allowance for returns. At the time revenue is recognized, we estimate future returns and reduce sales and accounts receivable by this estimated amount. This amount is estimated using our historical return rate and considers any contractual return privileges granted to customers. The allowance for returns was $145,000 and $295,000 at December 31, 2009 and 2008, respectively. Second, an allowance for doubtful accounts is established to reduce accounts receivable to an amount expected to be collected. Based on our collection history, we determine a percentage based on the age of the receivable that we deem uncollectible. The allowance is then calculated by applying the appropriate percentage to each of our receivables. Any increases or decreases to this allowance are charged or credited to general and administrative expenses. Any accounts with significant balances are reviewed separately to determine an appropriate allowance based on the facts and circumstances of the specific account. During our review for 2008, we specifically reviewed and recorded an allowance for the balances owed to us by Reeves Park and K&G Creations. It was not necessary to review any individual customers separately during our review for 2009. The total allowance for doubtful accounts was $90,000 and $3,915,000 at December 31, 2009 and 2008, respectively. The portion of the allowance for doubtful accounts at December 31, 2008 attributable to Reeves Park was $2,615,000 and the portion attributable to K&G Creations was $1,175,000. During 2009, we settled the outstanding balances with each of these customers and no portion of our allowance for doubtful accounts at December 31, 2009 was attributable to either customer.

We evaluate the need for reserves on notes receivable as facts and circumstances regarding their collectibility become known to us. Our only note receivable at December 31, 2009 was $224,627, which represents the unpaid portion of a $400,000 advance made to Norstel as part of the Norstel Exclusive Supply Agreement. In December 2009, we received notification from Norstel that it had reached an agreement in principle with a new investor. This agreement was conditioned upon Norstel initiating a company reorganization that would involve unsecured creditors’ acceptance of a composition offer to receive 25% of outstanding debts as payment in full. As a result, we recorded a reserve of $170,000 on the advance in the fourth quarter of 2009.

Deferred Tax Assets - U.S. GAAP guidance requires that all deferred tax assets of the company be assessed to determine if a valuation allowance is required. A valuation allowance is required if it is determined that it is more likely than not, or greater than a 50% probability, that some portion or all of the deferred tax assets will not be realized. The guidance states further that “forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years.” Based on our significant losses during 2008 and the lack of verifiable positive evidence of sufficient future taxable income to fully use our net operating loss carryforward and other deferred tax assets, we established a valuation allowance during 2008 of $1.6 million against certain United States deferred tax assets. Due to the continued losses in 2009, the valuation allowance against U.S. deferred tax assets was increased to $4.9 million, which fully reserved all deferred tax assets at December 31, 2009. This assessment will continue to be addressed in all future periods. Our deferred tax assets in Hong Kong are fully reserved with a valuation allowance and have been fully reserved in all prior periods due to the uncertainty of future taxable income in this jurisdiction to utilize the deferred tax assets. Our Hong Kong subsidiary ceased operations during 2008 and became a dormant entity during 2009. If we use any portion of our deferred tax assets in future periods, the valuation allowance would need to be reversed and will impact our future operating results.

Uncertain Tax Positions - Effective January 1, 2007, we adopted U.S. GAAP guidance regarding the de-recognition, classification, accounting in interim periods, and disclosure requirements for uncertain tax positions. Determining which tax positions qualify as uncertain positions and the subsequent accounting for these positions requires significant estimates and assumptions. Our accrued income tax liability under the provisions of this guidance was $1.1 million and $3.2 million at December 31, 2009 and 2008, respectively. This liability is only resolved when we obtain an official ruling from the tax authority on the positions or when the statute of limitations expires. The large decrease in our accrued income tax liability during 2009 resulted from a deduction on our 2008 tax return related to unpaid obligations due to us from our Hong Kong subsidiary that ceased operating during 2008. We determined that this deduction qualified as an uncertain tax position at December 31, 2008. During 2009, our 2008 income tax returns were examined by the Internal Revenue Service and these returns were determined to be accepted as filed, with certain immaterial adjustments. As a result, we no longer consider this tax deduction an uncertain tax position and reversed the $2.2 million accrued income tax liability during the year ended December 31, 2009. Despite the reversal of this liability, there was not a material effect on our 2009 operating results as we have now established a full valuation allowance against the deferred tax assets generated by this deduction.

Cooperative Advertising - We offer a cooperative advertising program to many of our customers that reimburses a portion of their marketing costs based on their net purchases from us. At the end of any given period, we estimate the amount of cooperative advertising expense that has not yet been submitted for credit by our customers. These amounts were $173,000 and $401,849 at December 31, 2009 and 2008, respectively. We estimate this amount based on our historical experience with each customer, and the related contractual arrangements to provide certain levels of cooperative advertising for our customers. Any differences in actual amounts to our estimates will result in a charge or credit to sales and marketing expenses. We did have a $128,000 reduction in sales and marketing expenses in the first quarter of 2009 due to overestimating the amount of 2008 cooperative advertising used by customers.

Revenue Recognition - Revenue is recognized and title passes when products are shipped from our facility, excluding consignment, or memo, shipments as discussed below. Our standard payment terms are generally between 30 and 90 days. Some customers are required to prepay prior to shipment. At the time revenue is recognized, an allowance for estimated returns is established. Any change in the allowance for returns is charged against net sales. Our return policy allows for the return of jewels for credit within 30 days of shipment and must be returned for a valid reason, such as quality problems or a shipment of the wrong jewels. Some customers have a contractual right to return a certain percentage of goods for any reason. In these instances, we only recognize revenue when the contractual right of return is exhausted. Periodically, we sell jewels to customers on memo terms. For shipments on memo terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. Our customers are generally required to make payments on memo shipments within 60 days upon the customer informing us that it will keep the jewels. Accordingly, we do not recognize revenue on these memo transactions until the earlier of (1) the customer informing us that it will keep the jewels or (2) the expiration of the right of return period.

Recent Accounting Pronouncements - See Note 2 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Results of Operations

The following table sets forth certain consolidated statements of operations data for the years ended December 31, 2009 and 2008.

	Year Ended December 31,
	2009	2008
Net sales	$8,312,470	$14,727,054
Costs and expenses:
Cost of goods sold	3,472,842	5,592,879
Sales and marketing	1,949,576	7,466,266
General and administrative	5,702,609	8,454,567
Research and development	401,496	113,621
Loss on impairment of long-lived assets	145,800	-
Total costs and expenses	11,672,323	21,627,333
Loss from operations	(3,359,853)	(6,900,279)
Interest income	38,194	116,484
Loss before income taxes	(3,321,659)	(6,783,795)
Income tax benefit (expense)	(77,710)	632,667
Net loss	$(3,399,369)	$(6,151,128)

Net Sales

Net sales for the years ended December 31, 2009 and 2008 comprise the following:

	Year Ended December 31,		Change
	2009	2008	Dollars	Percent
Loose jewels	$7,056,659	$13,481,442	$(6,424,783)	-48%
Jewelry	1,223,607	1,136,819	86,788	8%
Other	32,204	108,793	(76,589)	-70%
Total net sales	$8,312,470	$14,727,054	$(6,414,584)	-44%

Net sales were $8,312,000 for the year ended December 31, 2009 compared to $14,727,000 for the year ended December 31, 2008, a decrease of $6,415,000 or 44%. During 2009, carat sales of moissanite jewels and jewelry decreased 41% to approximately 48,000 carats from 81,000 carats in 2008. Sales of moissanite jewelry represented 15% of total net sales in 2009 compared to 8% of total net sales in 2008. The majority of our moissanite jewelry sales in 2009 were to JCPenney for sales at trunk show events. JCPenney canceled these events after September 2009 with no plans to run them again in the future. We are pursuing new opportunities in finished jewelry in 2010, but if these opportunities do not come to fruition, we may experience a significant decline in our jewelry sales in 2010. In 2009, the average selling price per carat for our sales of loose jewels decreased 7% from 2008 primarily as a result of a special pricing in the first quarter of 2009. U.S. net sales accounted for approximately 64% and 70% of net sales during the year ended December 31, 2009 and 2008, respectively.

Both U.S. net sales and carat shipments, which do not include shipments of consigned inventory, decreased by 48% for the year ended December 31, 2009 as compared to the year ended December 31, 2008. U.S. sales decreased primarily due to the ongoing significant slowdown in the retail environment, reduced sales and excessive inventory of moissanite jewelry at retailers, and reduced purchases from jewelry manufacturers serving major retailers that sell moissanite jewelry. Some of our retailers have indicated they are experiencing less than desired inventory turns for their moissanite jewelry. There continues to be a pullback in consumer spending that has negatively affected the jewelry industry and exacerbated the moissanite jewelry retail inventory turn issue. While the year-over-year trends were unfavorable, we did experience a 3% increase in domestic sales and a 24% increase in international sales in the fourth quarter of 2009 as compared to the third quarter of 2009, and a 10% increase in sales overall between the two quarters. This improvement in orders placed by a number of our existing domestic and international customers occurred as we worked to regain their confidence in us and to resolve legacy issues. As the new management team continues to reposition moissanite and explore new opportunities for our product, we anticipate orders and related sales will improve in 2010; however, as existing retailers evaluate their businesses, we are at risk that some retailers may not be able to achieve acceptable financial performance and may choose not to continue selling moissanite jewelry.

Also negatively impacting revenue during the year ended December 31, 2009 was the termination of our manufacturing agreement with Reeves Park during the fourth quarter of 2008 due to its repeated failure to make timely payments on its open payables to us. We assisted those retailers supplied by Reeves Park to find an alternate supplier of moissanite jewelry if they chose to stay in the moissanite jewelry business, but a few of these retailers decided not to continue carrying moissanite jewelry. One of these retailers returned to us a consignment of Reeves Park jewelry that we assumed as part of our settlement agreement with Reeves Park. This retailer is still currently selling moissanite jewelry but has consolidated its inventory into fewer stores in an attempt to achieve better inventory turn. We did not have any sales to Reeves Park during the year ended December 31, 2009, and it accounted for 9% of our sales during 2008. We will likely continue to see a negative impact on our results of operations, at least in the near-term, due to current inventory levels and the loss of sales to retailers who chose not to continue carrying moissanite jewelry.

Our largest customer during the year ended December 31, 2009 accounted for 19% of our sales compared to 21% during the year ended December 31, 2008. No additional customers accounted for more than 10% of sales in 2009 or 2008. We expect that we will remain dependent on our ability and that of our largest customers to maintain and enhance their retail programs. A change in or loss of any of these customer or retailer relationships could have a material adverse effect on our results of operations. One of the retailers carrying moissanite jewelry filed for Chapter 11 bankruptcy protection in March 2009 and, as part of a July 2009 stipulation and consent order entered with this customer, we are recording approximately $35,000 per month of sales through July 2010 on inventory previously held on consignment. We do not expect to receive new orders from this customer for the foreseeable future.

International net sales and carat shipments, which do not include shipments of consigned inventory, decreased by 33% and 25%, respectively, for the year ended December 31, 2009 as compared to the year ended December 31, 2008. International sales decreased during the year ended December 31, 2009 primarily due to reduced sales to India, Thailand, and Taiwan. A portion of our international sales represents jewels sold internationally that will be re-imported to North American retailers. Our top three international distributors during the year ended December 31, 2009 were located in Hong Kong, Italy, and the United Kingdom.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the years ended December 31, 2009 and 2008 are as follows:

	Year Ended December 31,		Change
	2009	2008	Dollars	Percent
Cost of goods sold	$3,472,842	$5,592,879	$(2,120,037)	-38%

Cost of goods sold was $3,473,000 for the year ended December 31, 2009 compared to $5,593,000 for the year ended December 31, 2008, a decrease of $2,120,000 or 38%. Cost of goods sold primarily is composed of inventory sold during the period; inventory written off during the period due to ongoing quality reviews or through customer returns; salaries and benefits for personnel involved in preparing and shipping product to customers; an allocation of shared expenses such as rent, utilities, communication expenses, and depreciation related to preparing and shipping product to customers; and outbound freight charges.

Cost of goods sold decreased primarily due to the 44% decrease in sales for the year ended December 31, 2009. Other factors that contributed to the decrease in 2009 was that cost of goods sold for the year ended December 31, 2008 included a larger quantity of damaged jewel returns than in 2009, a $185,000 increase during 2008 in our reserve on consigned inventory to allow for non-return or damage of certain jewels on consignment with customers, and a $220,000 increase during 2008 in our jewelry reserve. These factors were partially offset during the year ended December 31, 2009 by a $248,000 increase in jewelry reserves primarily due to an adjustment of the value of consigned jewelry inventory with a retailer in Chapter 11 bankruptcy protection as well as an increased allocation of expenses, previously capitalized as a cost of inventory, to cost of goods sold as a result of reduced manufacturing activities.

Sales and Marketing

Sales and marketing expenses for the years ended December 31, 2009 and 2008 are as follows:

	Year Ended December 31,		Change
	2009	2008	Dollars	Percent
Sales and marketing	$1,949,576	$7,466,266	$(5,516,690)	-74%

Sales and marketing expenses were $1,950,000 for the year ended December 31, 2009 compared to $7,466,000 for the year ended December 31, 2008, a decrease of $5,517,000 or 74%.

The decrease in sales and marketing expenses is primarily due to a $2,838,000 decrease in advertising expenses and a $1,627,000 decrease in compensation costs for the year ended December 31, 2009 as compared to the year ended December 31, 2008. Our cooperative advertising program reimburses a portion of our customers’ marketing costs based on the amount of their purchases from us and is subject to the customer providing us documentation of all advertising copy that includes our products. Cooperative advertising expenses decreased by $1,032,000 in 2009 compared to 2008 primarily due to lower sales. Our direct advertising costs decreased by $1,805,000 in 2009 compared to 2008 because we reduced marketing activities as we assessed the effectiveness of our sales and marketing strategies. The decrease in compensation costs is primarily attributable to headcount reductions and reduced severance expense in our continuing effort to reduce costs.

General and Administrative

General and administrative expenses for the years ended December 31, 2009 and 2008 are as follows:

	Year Ended December 31,		Change
	2009	2008	Dollars	Percent
General and administrative	$5,702,609	$8,454,567	$(2,751,958)	-33%

General and administrative expenses were $5,703,000 for the year ended December 31, 2009 compared to $8,455,000 for the year ended December 31, 2008, a decrease of $2,752,000 or 33%.

The decrease in general and administrative expenses is primarily due to a $2,386,000 reduction in bad debt expense, a $289,000 decrease in professional fees, and a $267,000 decrease in compensation costs during 2009 as compared to 2008. During the year ended December 31, 2008, we increased our allowance for bad debts by $2,100,000 for uncollectible accounts for Reeves Park and $475,000 to fully reserve the outstanding balance from K&G Creations. During 2009, bad debt expense totaled $297,000, primarily due to a $170,000 reserve established against our note receivable due from Norstel resulting from its composition offer to its creditors to accept 25% of outstanding debts as payment in full. Professional fees decreased primarily due to lower legal fees, offset in part by $595,000 in fees paid to BCG under its February 2009 management services agreement with us. The decrease in compensation costs is primarily attributable to headcount reductions in our continuing effort to reduce costs.

Research and Development

Research and development expenses for the years ended December 31, 2009 and 2008 are as follows:

	Year Ended December 31,		Change
	2009	2008	Dollars	Percent
Research and development	$401,496	$113,621	$287,875	253%

Research and development expenses were $401,000 for the year ended December 31, 2009 compared to $114,000 for the year ended December 31, 2008, an increase of $288,000 or 253%.

The increase in research and development expenses during the year ended December 31, 2009 is primarily attributable to our December 2008 research and development agreement that required us to pay $50,000 per month for six months and concluded in May 2009.

Loss on Impairment of Long-lived Assets

On a periodic basis, we review our long-lived assets for possible impairment. Loss on impairment of long-lived assets for the years ended December 31, 2009 and 2008 are as follows:

	Year Ended December 31,		Change
	2009	2008	Dollars	Percent
Loss on impairment of long-lived assets	$145,800	$-	$145,800	-

During 2009, we determined that certain of our idled manufacturing equipment was impaired because its carrying value of $183,300 exceeded future net undiscounted cash flows expected to be generated by the equipment due to the current large finished goods inventory position. As a result, a fair value adjustment in the amount of $145,800 was recorded as a loss on impairment, representing the carrying value less the estimated salvage value of $37,500. There was no impairment of long-lived assets in 2008.

Interest Income

Interest income for the years ended December 31, 2009 and 2008 is as follows:

	Year Ended December 31,		Change
	2009	2008	Dollars	Percent
Interest income	$38,194	$116,484	$(78,290)	-67%

Interest income was $38,000 for the year ended December 31, 2009 compared to $116,000 for the year ended December 31, 2008, a decrease of $78,000 or 67%. This decrease resulted primarily from a lower interest rate earned on our cash balances.

Provision for Income Taxes

During 2008, we recorded a valuation allowance against certain deferred tax assets. Due to continued uncertainty over sufficient future taxable income to fully use these deferred tax assets, we did not record an income tax benefit for the losses incurred during the year ended December 31, 2009. During the year ended December 31, 2009, we recorded $78,000 of income tax expense primarily due to interest and penalties accrued under U.S. GAAP for uncertain tax positions. During 2008, we recorded an income tax benefit of $633,000 as a result of losses generated in 2008, partially offset by $80,000 in interest and penalties accrued under U.S. GAAP for uncertain tax positions. Our statutory tax rate is 38.5% and consists of the federal income tax rate of 34% and the North Carolina state income tax rate of 4.5%, net of the federal benefit.

During 2008, we ceased operations of our Hong Kong subsidiary and as a result, we had a significant tax deduction on our 2008 tax returns resulting from unpaid obligations of the subsidiary to us. At December 31, 2008, we determined that this deduction qualified as an uncertain tax position under U.S. GAAP and recorded a long-term accrued income tax liability of $2.2 million. During 2009, our 2008 income tax returns were examined by the Internal Revenue Service, and these returns were determined to be accepted as filed, with certain immaterial adjustments. As a result, we no longer consider this tax deduction an uncertain tax position and reversed the $2.2 million accrued income tax liability during the year ended December 31, 2009. Despite the reversal of this liability, there was not a material effect on our 2009 results of operations as we have now established a full valuation allowance against the deferred tax assets generated by this deduction.

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of December 31, 2009, our principal sources of liquidity were cash and cash equivalents totaling $7.4 million, trade accounts receivable of $1.0 million, and inventory of $3.5 million, as compared to cash and cash equivalents totaling $5.6 million, trade accounts receivable of $3.8 million, and inventory of $8.3 million as of December 31, 2008. Of the $3.8 million trade accounts receivable balance at December 31, 2008, $2.3 million related to Reeves Park with whom we completed a settlement agreement to eliminate the outstanding balance in 2009.

During the year ended December 31, 2009, our working capital decreased by approximately $7.2 million to $11.6 million from $18.8 million at December 31, 2008. As described more fully below, the decrease in working capital at December 31, 2009 is primarily attributable to decreases in trade accounts receivable, continuing sales declines, and reclassifications of inventory between short-term and long-term.

During the year ended December 31, 2009, $1.9 million of cash was provided by operations primarily as a result of a $1.5 million decrease in accounts receivable (excluding the impact of the change in reserves and the non-cash purchase of inventory under the Reeves Park settlement), receipt of a $2.1 million income tax receivable from the Internal Revenue Service, and a $3.0 million decrease in inventory (excluding the impact of the non-cash purchase of inventory under the Reeves Park settlement), partially offset by a $1.4 million decrease in accounts payable and our $3.4 million net loss. Accounts receivable were down primarily due to cash collections, lower sales, and the impact of our settlement with Reeves Park. Our accounts payable are typically at their highest level at December 31 of each year due to our increased expenses for sales and marketing during the fourth quarter holiday season, and our decrease in accounts payable is due to payments made on these expenses as well as the overall reduction in expenses and inventory purchase commitments consistent with our efforts to reduce costs and inventory while conserving cash.

We did not make any purchases of raw material inventory during the year ended December 31, 2009. During 2008, we significantly reduced our raw material inventory purchase commitments from prior years to improve cash flow from operations. Further, in the fourth quarter of 2008, we were able to negotiate with our two leading raw material suppliers to defer purchases while keeping in place our long-term supply agreements. We expect our reduced and deferred purchase commitments to help us convert inventory into cash at a faster rate. Our raw material inventories of SiC crystals have been purchased under exclusive supply agreements with a limited number of suppliers. Because the supply agreements restrict the sale of these crystals exclusively to us, the suppliers have negotiated minimum purchase commitments with us that, combined with our reduced sales, have resulted in levels of inventories that are higher than we might otherwise maintain. Our current rate of sales and our high level of inventory resulted in $37.9 million of our inventories being classified as long-term assets at December 31, 2009.

The Cree Exclusive Supply Agreement for the supply of SiC crystals had an initial term of ten years that was extended in January 2005 to July 2015. In connection with the Cree Exclusive Supply Agreement, we have committed to purchase from Cree a minimum of 50%, by dollar volume, of our raw material SiC crystal requirements. If our orders require Cree to expand beyond specified production levels, we must commit to purchase certain minimum quantities. In September 2008, we entered into an agreement with Cree to delay our commitment to purchase $710,000 of SiC crystals during the fourth quarter of 2008. Effective March 22, 2010, we entered into a letter agreement with Cree in connection with the Cree Exclusive Supply Agreement under which we agreed to purchase approximately $1.2 million of SiC crystals over a period of approximately eight months in 2010 to satisfy this existing purchase commitment and to preserve the exclusivity terms of the Cree Exclusive Supply Agreement.

The Norstel Exclusive Supply Agreement for the supply of raw material SiC crystals was amended in April 2008 due to an update of Norstel’s delivery schedule and capability and also due to our desire to limit our purchase of raw materials. Under this amendment, our minimum purchase commitment from Norstel was to continue until (i) we have purchased an aggregate amount of approximately $7.9 million of SiC crystals, or (ii) September 26, 2011, whichever occurs first. As of December 31, 2009, we have purchased $550,000 of SiC crystals since inception of the Norstel Exclusive Supply Agreement. In October 2008, we entered into a new letter agreement with Norstel that suspended our commitment to purchase SiC crystals from Norstel during the fourth quarter of 2008.

In addition, as part of the Norstel Exclusive Supply Agreement, we advanced $400,000 to Norstel in 2005 for the purchase of certain equipment. This advance, which was in the form of a note receivable, began to be repaid in January 2007 through a 20% reduction on each invoice for subsequent purchases of SiC crystals. Effective March 1, 2008, pursuant to the April 2008 amendment, we began receiving a 30% reduction on each invoice for subsequent purchases of SiC crystals. The balance on the advance as of December 31, 2008 was $224,627. In December 2009, we received notification from Norstel that it had reached an agreement in principle with a new investor. This agreement was conditioned upon Norstel initiating a company reorganization that would involve unsecured creditors’ acceptance of a composition offer to receive 25% of outstanding debts as payment in full. As a result, we recorded a reserve of $170,000 on the advance in the fourth quarter of 2009. Though we did not consent to the composition offer, we received notice in January 2010 that the District Court of Norrköping had approved it, and we received a cash payment of $56,127 in February 2010. It is our position that, as a result of the failure of Norstel to repay the advance in full as stipulated in the Norstel Exclusive Supply Agreement, we have no further purchase obligations under the agreement.

As of December 31, 2009, we had no trade accounts receivable from Reeves Park. As of December 31, 2008, we had trade accounts receivable from Reeves Park of $4.9 million, or 62% of receivables (not considering our allowances for uncollectible accounts or returns). In January 2009, we entered into a settlement agreement with Reeves Park to settle its outstanding balance by accepting a return of inventory, the receipt of certain cash payments due to Reeves Park from its customers, and the payment by Reeves Park of a settlement fee to us. Based on the $2.3 million estimated net realizable value of the transactions under the settlement agreement, we increased our allowance for uncollectible accounts at December 31, 2008 for Reeves Park to $2.6 million. The transactions under the settlement agreement are complete as of December 31, 2009 and the underlying allowance for uncollectible accounts is zero.

We received payment in April 2009 of a $2.1 million income tax receivable. We did not make any income tax payments during the year ended December 31, 2009 due to our loss position, and we have $434,000 of remaining federal income tax credits, $102,000 of which expire between 2014 and 2016 and the balance without an expiration, that can be carried forward to offset future income tax. As of December 31, 2009, we also had a federal operating loss carryforward of approximately $5.3 million expiring between 2028 and 2029, which can be used to offset against future federal taxable income, and a North Carolina tax net operating loss carryforward of approximately $9.8 million expiring between 2015 and 2024, which can be offset against future state taxable income.

In November 2009, our Board of Directors authorized a repurchase program for up to 1,000,000 shares of our common stock through August 12, 2010. Repurchases can be made in the open market or in privately negotiated transactions. We expect to use available cash to finance these purchases and will determine the timing and amount of stock repurchases based on our evaluation of market conditions and other factors. During the three months ended December 31, 2009, we repurchased 41,670 shares at $1.21 per share. As of December 31, 2009, there remained 958,330 shares of our common stock approved for repurchase under the repurchase program.

Our future capital requirements and the adequacy of available funds will depend on many factors, including the risk factors described in more detail in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Based on our cash and cash equivalents and other working capital, management believes that our existing capital resources are adequate to satisfy our capital requirements for at least the next 12 months, provided that there are no extraordinary events and that economic conditions impacting consumer spending do not further deteriorate and adversely affect the demand for moissanite. There can be no assurance that the efforts taken to date and future actions will be able to withstand the impact of any economic downturn that extends deeper or longer than we currently anticipate. Under these conditions, our operations and other sources of funds may not be sufficient to fund our operations, and we may be required to seek alternative sources of funding. There is no assurance, however, that we will be able to obtain financing on acceptable terms, or at all, especially in light of the ongoing turmoil in the financial markets.

Off-Balance Sheet Arrangements

We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of December 31, 2009, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

We have entered into an operating lease for approximately 16,500 square feet of mixed-use space from an unaffiliated third party for our offices and manufacturing facility in the normal course of business. This type of arrangement is often referred to as a form of off-balance-sheet financing.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Charles & Colvard, Ltd.
Morrisville, North Carolina

We have audited the accompanying consolidated balance sheet of Charles & Colvard, Ltd. and subsidiaries as of December 31, 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Charles & Colvard, Ltd. and subsidiaries as of December 31, 2008, were audited by other auditors whose report dated March 31, 2009, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Charles & Colvard, Ltd. and subsidiaries as of December 31, 2009, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ FRAZER FROST, LLP
Certified Public Accountants

Little Rock, Arkansas
March 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Charles & Colvard, Ltd.
Morrisville, North Carolina

We have audited the accompanying consolidated balance sheet of Charles & Colvard, Ltd. and subsidiaries (the "Company") as of December 31, 2008, and the related consolidated statements of operations, shareholders' equity and comprehensive loss, and of cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Charles & Colvard, Ltd. and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina
March 31, 2009

CHARLES & COLVARD, LTD.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$7,405,685	$5,587,144
Accounts receivable, net	1,043,296	3,754,657
Interest receivable	65	2,747
Income tax receivable	-	2,074,420
Note receivable, net	54,627	142,000
Inventory, net	3,470,136	8,291,847
Prepaid expenses and other assets	188,812	500,643
Deferred income taxes	-	1,231,071
Total current assets	12,162,621	21,584,529
Property and equipment, net	218,418	412,234
Patent and license rights, net	260,548	279,315
Inventory, non-current, net	37,888,622	34,727,841
Note receivable, non-current	-	82,627
Deferred income taxes, non-current	-	940,903
Other assets, non-current	1,990	-
TOTAL ASSETS	$50,532,199	$58,027,449

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$265,439	$1,631,074
Deferred revenue	-	171,181
Accrued cooperative advertising	173,000	401,849
Accrued expenses and other liabilities	157,954	623,584
Total current liabilities	596,393	2,827,688
Long-term liabilities:
Accrued income taxes	1,058,659	3,154,110
Total liabilities	1,655,052	5,981,798
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value; 50,000,000 shares authorized; 19,013,749 and 18,334,136 shares issued and outstanding at December 31, 2009 and 2008, respectively	52,906,459	52,910,075
Additional paid-in capital – share-based compensation	6,411,727	6,177,246
Accumulated deficit	(10,441,039)	(7,041,670)
Total shareholders’ equity	48,877,147	52,045,651
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$50,532,199	$58,027,449

See Notes to Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008
Net sales	$8,312,470	$14,727,054
Costs and expenses:
Cost of goods sold	3,472,842	5,592,879
Sales and marketing	1,949,576	7,466,266
General and administrative	5,702,609	8,454,567
Research and development	401,496	113,621
Loss on impairment of long-lived assets	145,800	-
Total costs and expenses	11,672,323	21,627,333
Loss from operations	(3,359,853)	(6,900,279)
Interest income	38,194	116,484
Loss before income taxes	(3,321,659)	(6,783,795)
Income tax benefit (expense)	(77,710)	632,667
Net loss	$(3,399,369)	$(6,151,128)

Net loss per common share:
Basic and fully diluted	$(0.18)	$(0.34)
Weighted average number of shares used in computing net loss per common share:
Basic and fully diluted	18,720,850	18,240,853

See Notes to Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital – Share-Based Compensation	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Shareholders’ Equity	Total Comprehensive Loss
Balance at December 31, 2007	18,106,526	$52,910,075	$5,892,730	$881	$(892,686)	$57,911,000
Share-based compensation	-	-	471,098	-	-	471,098
Tax effect of share-based compensation	-	-	(186,582)	-	-	(186,582)
Issuance of restricted stock	227,610	-	-	-	-	-
Foreign currency translation	-	-	-	(881)	2,144	1,263	$1,263
Net loss	-	-	-	-	(6,151,128)	(6,151,128)	(6,151,128)
Total comprehensive loss							(6,149,865)
Balance at December 31, 2008	18,334,136	52,910,075	6,177,246	-	(7,041,670)	52,045,651
Share-based compensation	-	-	233,909	-	-	233,909
Tax effect of share-based compensation	-	-	1,390	-	-	1,390
Issuance of restricted stock	679,408	-	-	-	-	-
Stock option exercises	41,875	46,810	(818)	-	-	45,992
Share repurchases	(41,670)	(50,426)	-	-	-	(50,426)
Net loss	-	-	-	-	(3,399,369)	(3,399,369)	(3,399,369)
Total comprehensive loss							$(3,399,369)
Balance at December 31, 2009	19,013,749	$52,906,459	$6,411,727	-	$(10,441,039)	$48,877,147

See Notes to Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,399,369)	$(6,151,128)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	168,881	216,028
Share-based compensation	233,909	467,104
Provision for uncollectible accounts	297,014	2,675,000
Provision for sales returns	(150,000)	130,000
Consignment inventory reserve	(138,000)	185,000
Jewelry reserve	116,000	220,000
Provision (benefit) for deferred income taxes	2,171,974	(662,775)
Loss on impairment of long-lived assets	145,800	-
Loss on disposal of assets	-	385,082
Changes in assets and liabilities:
Accounts receivable	1,460,107	2,822,062
Income tax receivable	2,074,420	(1,992,229)
Inventory	2,957,170	(238,851)
Other assets, net	312,523	263,694
Accounts payable	(1,365,635)	(1,717,699)
Deferred revenue	(171,181)	171,181
Accrued cooperative advertising	(228,849)	(50,943)
Accrued income taxes	(2,095,451)	2,242,504
Other accrued liabilities, net	(465,630)	98,267
Net cash provided by (used in) operating activities	1,923,683	(937,703)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(75,792)	(28,910)
Patent and license rights costs	(26,306)	(308,968)
Proceeds from sale of equipment	-	898
Net cash used in investing activities	(102,098)	(336,980)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock option exercises	45,992	-
Excess tax benefit (cost) from share-based payment arrangements	1,390	(186,582)
Share repurchases	(50,426)	-
Net cash used in financing activities	(3,044)	(186,582)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,818,541	(1,461,265)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,587,144	7,048,409
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,405,685	$5,587,144

Supplemental schedule of non-cash operating activities:
Inventory acquired from settlement of accounts receivable	$1,274,240	$-
Supplemental schedule of non-cash investing activities:
Reduction of note receivable	$-	$140,763

See Notes to Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           DESCRIPTION OF BUSINESS

Charles & Colvard, Ltd. (the “Company”), a North Carolina corporation founded in 1995, manufactures, markets, and distributes Charles & Colvard Created Moissanite® jewels (hereinafter referred to as moissanite or moissanite jewels) for sale in the worldwide jewelry market. Moissanite, also known by its chemical name of silicon carbide (“SiC”), is a rare mineral first discovered in a meteor crater. Because naturally occurring SiC crystals are too small for commercial use, larger crystals must be grown in a laboratory. Leveraging the Company’s advantage of being the sole source worldwide of lab-created moissanite jewels, the Company’s strategy is to establish itself as a reputable, high-quality, and sophisticated brand and to position moissanite as an affordable, luxurious alternative to other gemstones, such as diamond, with exceptional brilliance, fire, luster, durability, and rarity like no other jewel available on the market. The Company primarily sells loose moissanite jewels to jewel distributors and jewelry manufacturers, although it has begun to wholesale a limited amount of finished moissanite jewelry.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation - The accompanying consolidated financial statements as of and for the years ended December 31, 2009 and 2008 include the accounts of the Company and its wholly owned subsidiary in Hong Kong, Charles & Colvard (HK) Ltd., which became a dormant entity in the second quarter of 2009. The 2008 consolidated financial statements also include the accounts of a Chinese corporation, Guangzhou Charles & Colvard Trading Limited, controlled by the Company as beneficial owner of the entire interest. All intercompany accounts have been eliminated. During the year ended December 31, 2008, the Company ceased operations of both its Hong Kong subsidiary and the controlled company in China.

All of the Company’s activities are within a single reportable segment. The following presents certain data by geographic area:

	Year Ended December 31,
	2009	2008
Net sales
United States	$5,324,212	$10,286,568
International	2,988,258	4,440,486
Total	$8,312,470	$14,727,054

	December 31, 2009	December 31, 2008
Property and equipment, net
United States	$218,418	$412,234
International	-	-
Total	$218,418	$412,234

	December 31, 2009	December 31, 2008
Patent and license rights, net
United States	$85,496	$100,397
International	175,052	178,918
Total	$260,548	$279,315

Fiscal Year - The Company’s fiscal year ends December 31. References to fiscal 2009, for example, refer to the fiscal year ending December 31, 2009.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates impacting the Company’s consolidated financial statements relate to valuation and classification of inventories, accounts receivable reserves, deferred tax assets, uncertain tax positions, and cooperative advertising. Actual results could differ materially from those estimates.

Reclassifications - Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents - All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company maintains cash and cash equivalents with high quality financial institutions and invests in low risk securities, primarily money market funds. At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurable limits.

Trade receivables potentially subject the Company to credit risk. The Company’s standard payment terms on trade receivables are generally between 30 and 90 days. The Company extends credit to its customers based upon a number of factors, including an evaluation of the customer’s financial condition and credit history, the customer’s payment history with the Company, the customer’s reputation in the trade, and an evaluation of the Company’s opportunity to introduce its moissanite jewels to new or expanded markets. Collateral is not generally required from customers. The need for an allowance for doubtful accounts is determined based upon factors surrounding the credit risk of specific customers, historical trends, and other information.

See Note 11, “Major Customers and Concentration of Credit Risk,” for further discussion of risk within accounts receivable.

Allowance for Doubtful Accounts and Notes Receivable - The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability, failure, or refusal of its customers or noteholders to make required payments. The Company analyzes accounts receivable, historical percentages of uncollectible accounts, changes in payment history, and facts and circumstances that become known to management when evaluating the adequacy of the allowance for doubtful accounts. The Company generally uses an internal collection effort, which may include its sales personnel as it deems appropriate. Although the Company believes that its reserves are adequate, if the financial condition of its customers deteriorates, resulting in an impairment of their ability to make payments, or if it underestimates the allowances required, additional allowances may be necessary, which will result in increased expense in the period in which such determination is made.

Based on these criteria, management determined that allowances for doubtful accounts receivable of $90,000 and $3,915,000 at December 31, 2009 and 2008, respectively, were required.

At December 31, 2009, the Company had a note receivable of $224,627, which represented the unpaid portion of a $400,000 advance made to Norstel AB (“Norstel”) as part of Norstel’s exclusive supply agreement with the Company. In December 2009, the Company received notification from Norstel that it had reached an agreement in principle with a new investor. This agreement was conditioned upon Norstel initiating a company reorganization that would involve unsecured creditors’ acceptance of a composition offer to receive 25% of outstanding debts as payment in full. As a result, the Company recorded a reserve of $170,000 on the advance in the fourth quarter of 2009.

Inventories - Inventories are stated at the lower of cost or market determined on a first-in, first-out basis. Inventory costs include direct material and labor, inbound freight, purchasing and receiving costs, inspection costs, and warehousing costs. Any inventory on hand in excess of the Company’s current requirements based on historical and anticipated levels of sales is classified as non-current on the Company’s consolidated balance sheets.

The Company currently sells one grade of jewel with limited exceptions to test market acceptance. The grade is classified as very good (“VG”) and consists of near-colorless jewels that meet certain standards. Only VG jewels are valued in inventory. Currently, jewels that have not met the Company’s quality standards, including colored jewels, are not valued in inventory.

Obsolescence is not a factor in the Company’s loose jewel inventory valuation. The Company’s jewels do not degrade over time and inventory generally consists of the cuts and sizes most commonly used in the jewelry industry. In addition, the majority of jewel inventory is not mounted in finished jewelry settings and is therefore not subject to fashion trends. The Company has very small market penetration in the worldwide jewelry market, and the Company has the exclusive right in the United States through mid-2015 and in many other countries through mid-2016 to produce and sell lab-created SiC for use in jewelry applications. In view of the foregoing factors, management has concluded that no excess or obsolete inventory reserve requirements exist as of December 31, 2009.

All inventories are carefully reviewed for quality standards before they are entered into finished goods. As conditions warrant, the Company’s grading standards change. The Company reviews the inventory on an ongoing basis to ensure its inventory meets current quality standards. The Company has provided a reserve to allow for certain jewels of a slightly lesser quality in its finished goods inventory to be possibly re-cut to increase their quality. The need for adjustments to this reserve is evaluated on a period-by-period basis.

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

Property and Equipment - Property and equipment are stated at cost and are depreciated over their estimated useful lives using the straight-line method as follows:

Machinery and equipment	5 to 12 years
Computer hardware	3 to 5 years
Computer software	3 years
Furniture and fixtures	5 to 10 years
Leasehold improvements	Shorter of the estimated useful life or the lease term

Patents and License Rights - The Company capitalizes costs associated with obtaining or defending patents issued or pending for inventions and license rights related to the manufacture of moissanite jewels. Such costs are amortized over the life of the patent, generally 17 years. The Company also capitalizes licenses it obtains for the use of certain advertising images. Such costs are amortized over the period of the license.

Impairment of Long-Lived Assets - The Company evaluates the recoverability of its long-lived assets by reviewing them for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of the asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount exceeds the fair value and is recognized as an operating expense in the period in which the determination is made. Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell.

In addition to the recoverability assessment, the Company routinely reviews the remaining estimated useful lives of its long-lived assets. Any reduction in the useful-life assumption will result in increased depreciation and amortization expense in the period when such determinations are made, as well as in subsequent periods.

In 2009, management determined that certain manufacturing equipment was impaired because its carrying value exceeded future net undiscounted cash flows expected to be generated by the equipment due to the current large finished goods inventory position. As a result, a loss on impairment of long-lived assets in the amount of $145,800, representing the carrying value less estimated salvage value, was recognized as an operating expense in 2009.

Foreign Currency Translation - All non-U.S. operations were ceased during 2008. The assets and liabilities of the Company’s non-U.S. operations, whose local currency was the functional currency, were translated into U.S. dollars at exchange rates in effect on the balance sheet dates. Revenues and expenses were translated using the average exchange rates in effect during the year. Prior to 2008, foreign currency translation adjustments were reflected as a separate component of shareholders’ equity as accumulated other comprehensive gain (loss). In 2008, the net amount was reclassified into accumulated deficit.

Revenue Recognition - Revenue is recognized and title passes when products are shipped from the Company’s facility, excluding consignment, or “memo,” shipments as discussed below. At the time revenue is recognized, an allowance for estimated returns is established. Any change in the allowance for returns is charged against net sales. The Company’s return policy allows for the return of jewels for credit within 30 days of shipment and must be returned for a valid reason, such as quality problems or a shipment of the wrong jewels. Some customers have a contractual right to return a certain percentage of goods for any reason. In these instances, the Company only recognizes revenue when the contractual right of return is exhausted. Periodically, the Company sells jewels to customers on memo terms. For shipments on memo terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. The Company’s customers are generally required to make payments on memo shipments within 60 days upon the customer informing the Company that it will keep the jewels. Accordingly, the Company does not recognize revenue on these memo transactions until the earlier of (1) the customer informing the Company that it will keep the jewels or (2) the expiration of the right of return period.

Cost of Goods Sold - Cost of goods sold primarily is composed of inventory sold during the period; inventory written off during the period due to ongoing quality reviews or through customer returns; salaries and benefits for personnel involved in preparing and shipping product to customers; an allocation of shared expenses such as rent, utilities, communication expenses, and depreciation related to preparing and shipping product to customers; and outbound freight charges.

Advertising Costs - Advertising production costs are expensed as incurred. Media placement costs are expensed the first time the advertising appears.

The Company also offers a cooperative advertising program to its customers that reimburses a portion of their marketing costs based on the customers’ net purchases from the Company and is subject to the customer providing documentation of all advertising performed that includes the Company’s product. For the years ended December 31, 2009 and 2008, these amounts were approximately $286,000 and $1,318,000, respectively, and are included as a component of sales and marketing expenses.

Advertising expenses, inclusive of the cooperative advertising program, for the years ended December 31, 2009 and 2008 were approximately $422,000 and $3,260,000, respectively.

Sales and Marketing - Sales and marketing expenses are expensed as incurred. These costs include all expenses of promoting and selling the Company’s product and include such items as the salaries, payroll-related expenses, and travel of sales and marketing personnel; advertising; trade shows; market research; and sales commissions.

General and Administrative - General and administrative expenses are expensed as incurred. These costs include the salaries and payroll-related expenses of executive, finance, information technology, and administrative personnel; legal, investor relations, and professional fees; Board of Directors fees; insurance; bad debts; and rent.

Research and Development - All research and development costs are expensed as incurred.

Share-Based Compensation - The Company recognizes compensation expense for share-based awards based on estimated fair values on the date of grant. The Company uses the Black-Scholes-Merton option pricing model to determine the fair value of stock options. The fair value of other stock compensation awards is determined by the market price of the Company’s common stock on the date of grant. The expense associated with share-based compensation is recognized on a straight line basis over the service period of each award.

Fair value of stock options using the Black-Scholes-Merton valuation model is estimated on the date of grant utilizing certain assumptions for dividend yield, expected volatility, risk-free interest rate, and expected lives of the awards, as follows:

Dividend yield – Although the Company issued dividends in prior years, a dividend yield is not used due to the uncertainty of future dividend payments.

Expected volatility – Volatility is a measure of the amount by which a financial variable such as share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company estimates expected volatility giving primary consideration to the historical volatility of its common stock.

Risk-free interest rate – The risk-free interest rate is based on the published yield available on U.S. Treasury issues with an equivalent term remaining equal to the expected life of the option.

Expected lives – The expected lives of the options represent the estimated period of time until exercise or forfeiture and are based on historical experience of similar awards.

The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and the Company uses different assumptions, the Company’s share-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the share-based compensation expense could be significantly different from what the Company has recorded in the current period.

Income Taxes - Deferred income taxes are recognized for the income tax consequences of “temporary” differences by applying enacted statutory income tax rates applicable to future years to differences between the financial statement carrying amounts and the income tax bases of existing assets and liabilities. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount that is more likely than not to be realized.

Net Loss per Common Share - Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods. Diluted net loss per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. Common equivalent shares consist of stock options that are computed using the treasury stock method.

The following table reconciles the differences between the basic and diluted earnings per share presentations:

	Year Ended December 31,
	2009	2008
Numerator:
Net loss	$(3,399,369)	$(6,151,128)

Denominator:
Weighted average common shares outstanding
Basic	18,720,850	18,240,853
Stock options	-	-
Diluted	18,720,850	18,240,853

Net loss per common share:
Basic	$(0.18)	$(0.34)
Diluted	$(0.18)	$(0.34)

For the years ended December 31, 2009 and 2008, stock options to purchase approximately 790,000 and 739,000 shares, respectively, were excluded from the computation of diluted net loss per common share because the exercise price of the options was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to net loss per common share.

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

FASB Accounting Standards Codification. In June 2009, the FASB issued new U.S. GAAP guidance concerning the organization of authoritative guidance under U.S. GAAP. This new guidance created the FASB Accounting Standards Codification (the “Codification”). The Codification has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification became effective for the Company in its third quarter of 2009. As the Codification is not intended to change or alter existing U.S. GAAP, it did not have any impact on the Company’s consolidated financial statements. On its effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative.

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

Improving Disclosures About Fair Value Measurements. In January 2010, the FASB issued new U.S. GAAP guidance to enhance the usefulness of fair value measurements that requires both the disaggregation of information in certain existing disclosures, as well as the inclusion of more robust disclosures about valuation techniques and inputs to recurring and non-recurring fair value measurements. The amended guidance is effective for interim and annual reporting periods beginning after December 15, 2009. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

The Company evaluates assets and liabilities subject to fair value measurements on a recurring and non-recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by the Company. The instruments identified as subject to fair value measurements on a recurring basis are cash and cash equivalents, trade accounts receivable, trade accounts payable, and accrued expenses that are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

Assets that are measured at fair value on a non-recurring basis include property and equipment and patent and license rights. These items are recognized at fair value when they are considered to be impaired. Level 3 inputs are primarily based on the estimated future cash flows of the asset determined by market inquiries to establish fair market value of used machinery or future revenue expected to be generated with the assistance of patent and license rights.

During the year ended December 31, 2009, management determined that certain idled manufacturing equipment was impaired based on Level 3 inputs because its carrying value of $183,300 exceeded future net undiscounted cash flows expected to be generated by the equipment due to the current large finished goods inventory position. As a result, a fair value adjustment in the amount of $145,800 was recorded as a loss on impairment, representing the carrying value less estimated salvage value of $37,500.

4.           INVENTORIES

The Company’s total inventories consisted of the following as of December 31, 2009 and 2008:

	December 31,
	2009	2008
Raw materials	$6,736,677	$6,755,863
Work-in-process	1,900,266	1,969,806
Finished goods	31,582,988	32,851,411
Finished goods on consignment	1,138,827	1,442,608
Totals	$41,358,758	$43,019,688

Current portion	$3,470,136	$8,291,847
Non-current portion	37,888,622	34,727,841
Totals	$41,358,758	$43,019,688

Periodically, the Company ships finished goods inventory to customers on consignment, or “memo,” terms. For shipments on memo terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. Finished goods on consignment at December 31, 2009 and 2008 are net of reserves of $147,000 and $285,000, respectively, to allow for certain jewelry on consignment at a customer that has filed for Chapter 11 bankruptcy protection and to allow for certain jewels on consignment with customers that may not be returned or may be returned damaged.

Total loose-jewel inventories at December 31, 2009 and 2008, net of a reserve of $400,000 and including inventory on consignment net of reserves, were $39,624,694 and $41,822,227, respectively. This reserve was established to allow for the carat weight loss associated with the possible future re-cutting of a portion of the loose-jewel inventory to achieve higher quality standards. The need for adjustments to this reserve is evaluated on a period-by-period basis. To date, no such jewels have been re-cut.

All jewelry inventories are finished goods, the majority of which the Company does not actively market. As a result, a jewelry inventory reserve of $1,348,000 and $245,000 was established at December 31, 2009 and 2008, respectively, to reduce the majority of the jewelry inventory value to scrap value, or the amount the Company would expect to obtain by melting the gold in the jewelry and returning to loose-jewel finished goods inventory those jewels that meet grading standards. Total jewelry inventory at December 31, 2009 and 2008, net of reserves and including net inventory on consignment, was $1,634,049 and $1,058,872 respectively. As part of the Company’s January 2009 settlement agreement with Reeves Park, Inc. (“Reeves Park”), the Company received jewelry inventory to reduce its outstanding receivable from that customer. The majority of the jewelry received pursuant to this agreement was reserved to scrap value due to the lack of a plan to market this inventory.

5.           PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2009	2008
Machinery and equipment	$572,810	$532,188
Computer hardware	465,184	427,497
Computer software	319,400	281,295
Furniture and fixtures	209,366	209,366
Leasehold improvements	126,030	126,030
Construction in progress	-	40,622
Total	1,692,790	1,616,998
Less accumulated depreciation	(1,474,372)	(1,204,764)
Property and equipment, net	$218,418	$412,234

Depreciation expense for the years ended December 31, 2009 and 2008 was $123,808 and $150,994, respectively.

6.           INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31,
	2009	2008	Weighted Average Amortization Period (in Years)
Patents	$546,540	$520,234	6.3
License rights	20,200	20,200	1.0
Trademarks	5,000	5,000	-
Total	571,740	545,434
Less accumulated amortization	(311,192)	(266,119)
Patent and license rights, net	$260,548	$279,315

Amortization expense for the years ended December 31, 2009 and 2008 was $45,073 and $65,034, respectively.

Amortization expense on existing patents and license rights is estimated to be $47,000 for 2010 and $41,000 per year for 2011 through 2014.

Since 2006, the Company had been party to a lawsuit in South Korea defending its gemstone patent in that jurisdiction. Based on successful court decisions in 2007 and early in 2008, the Company capitalized $349,000 of legal fees, most of which were incurred during 2008, as patent and license rights. However, based on a negative decision received in December 2008 in this matter, the Company recorded a loss on disposal of $322,000 in 2008.

7.           ACCRUED EXPENSES

During the year ended December 31, 2008, the Company reduced staffing levels, resulting in severance expense of approximately $659,000 that was included in operating expenses. Staffing levels were further reduced during the year ended December 31, 2009, resulting in severance expense of approximately $425,000 that was included in operating expenses. As of December 31, 2009 and 2008, there were $38,000 and $227,000, respectively, of remaining severance expenses included in accrued expenses and other liabilities on the Company’s consolidated balance sheets.

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

The future minimum lease payments of the Company are $160,000 in 2010 and $95,000 in 2011, totaling $255,000. Rent expense for the years ended December 31, 2009 and 2008 was approximately $187,000 and $298,000, respectively.

Purchase Commitments

On June 6, 1997, the Company entered into an amended and restated exclusive supply agreement with Cree, Inc. (“Cree”). The exclusive supply agreement had an initial term of ten years that was extended in January 2005 to July 2015. In connection with the amended and restated exclusive supply agreement, the Company has committed to purchase from Cree a minimum of 50%, by dollar volume, of its raw material SiC crystal requirements. If the Company’s orders require Cree to expand beyond specified production levels, the Company must commit to purchase certain minimum quantities. In September 2008, the Company entered into an agreement with Cree to delay the Company’s commitment to purchase $710,000 of SiC crystals during the fourth quarter of 2008. Effective March 22, 2010, the Company entered into a letter agreement with Cree in connection with the amended and restated exclusive supply agreement under which the Company agreed to purchase approximately $1.2 million of SiC crystals over a period of approximately eight months in 2010 to satisfy this existing purchase commitment and to preserve the exclusivity terms of the amended and restated exclusive supply agreement.

In February 2005, the Company entered into an exclusive supply agreement with Norstel for the supply of raw material SiC crystals for use in the manufacture of moissanite jewels. In April 2008, the Company entered into an amendment to the exclusive supply agreement with Norstel due to an update of Norstel’s delivery schedule and capability and also due to the Company’s desire to limit its purchase of raw materials. Under this amendment, the Company’s minimum purchase commitment from Norstel was to continue until (i) the Company has purchased an aggregate amount of approximately $7.9 million of SiC crystals, or (ii) September 26, 2011, whichever occurs first. This purchase commitment was contingent upon Norstel being able to deliver SiC crystals of acceptable quality in the amount committed. In October 2008, the Company entered into a new letter agreement with Norstel that suspended the Company’s commitment to purchase SiC crystals from Norstel during the fourth quarter of 2008.

In addition, as part of the exclusive supply agreement, the Company advanced $400,000 to Norstel in 2005 for the purchase of certain equipment. This advance, which is in the form of a note receivable, began to be repaid in January 2007 through a 20% reduction on each invoice for subsequent purchases of SiC crystals. Effective March 1, 2008, pursuant to the April 2008 amendment, the Company began receiving a 30% reduction on each invoice for subsequent purchases of SiC crystals. The balance on the advance as of December 31, 2008 was $224,627. In December 2009, the Company received notification from Norstel that it had reached an agreement in principle with a new investor. This agreement was conditioned upon Norstel initiating a company reorganization that would involve unsecured creditors’ acceptance of a composition offer to receive 25% of outstanding debts as payment in full. As a result, the Company recorded a reserve of $170,000 on the advance in the fourth quarter of 2009. Though the Company did not consent to the composition offer, it received notice in January 2010 that the District Court of Norrköping had approved it, and the Company received a cash payment of $56,127 in February 2010. It is the Company’s position that, as a result of the failure of Norstel to repay the advance in full as stipulated in the exclusive supply agreement, it has no further purchase obligations under the agreement.

Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or to which any of the Company’s property is subject.

9.           SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, no par value. As of December 31, 2009 and 2008, it had 19,013,749 and 18,334,136 shares of common stock outstanding, respectively. Holders of common stock are entitled to one vote for each share held.

In November 2009, the Board of Directors authorized a repurchase program for up to 1,000,000 shares of the Company’s common stock through August 12, 2010. Repurchases can be made in the open market or in privately negotiated transactions. The Company expects to use available cash to finance these purchases and will determine the timing and amount of stock repurchases based on its evaluation of market conditions and other factors. During the three months ended December 31, 2009, the Company repurchased 41,670 shares at $1.21 per share. As of December 31, 2009, there remained 958,330 shares of the Company’s common stock approved for repurchase under the repurchase program.

Preferred Stock

The Board of Directors is authorized, without further shareholder approval, to issue up to 10,000,000 shares of preferred stock, no par value. The preferred stock may be issued from time to time in one or more series. No shares of preferred stock have been issued as of December 31, 2009.

On February 21, 1999, the Company adopted, as a means to guard against abusive takeover tactics a Shareholder Rights Plan under which all common shareholders of record as of March 8, 1999 received a dividend distribution of one right for each outstanding share of the Company’s common stock to purchase shares of a new series of preferred stock (the “Rights Plan”). One right will also be distributed for each share of common stock issued after March 8, 1999 until the distribution date, which will occur upon the earlier of (i) 10 business days following a public announcement that a person or group of affiliated or associated persons has acquired beneficial ownership of 20% or more of the outstanding shares of the Company’s common stock, or (ii) 10 business days following the commencement of a tender offer or exchange offer that would, if consummated, result in a person or group beneficially owning 20% or more of such outstanding shares of the Company’s common stock, subject to certain limitations. The rights will be exercisable only if a person or group acquires or announces a tender offer to acquire 20% or more of the Company’s common stock. If a person or group acquires 20% or more of the Company’s common stock, all shareholders except the purchaser will be entitled to acquire the Company’s common stock at a 50% discount. The rights will trade with the Company’s common stock, unless and until they are separated upon the occurrence of certain future events. The Rights Plan, as modified by an amendment dated February 18, 2009, remains in full force and effect.

Equity Compensation Plans

1996 Stock Option Plan

In 1996, the Company adopted the 1996 Stock Option Plan of Charles & Colvard, Ltd. (the “1996 Option Plan”), under which options to acquire 1,020,402 common shares, reduced by the number of options granted outside the 1996 Option Plan, could be granted to key employees, directors, and independent consultants. Under the 1996 Option Plan, both incentive and non-qualified options could be granted under terms and conditions established by the Compensation Committee of the Board of Directors. The exercise price for incentive options was the fair market value of the related common stock on the date the option was granted. Options granted under the 1996 Option Plan generally vested equally over a three-year period and had terms of 10 years. As of December 31, 2008, there were no outstanding options under the 1996 Option Plan, and the Company currently has no plans to award additional options under this plan.

1997 Omnibus Stock Plan

In 1997, the Company adopted the 1997 Omnibus Stock Plan of Charles & Colvard, Ltd. (the “1997 Omnibus Plan”). The 1997 Omnibus Plan authorized the Company to grant stock options, stock appreciation rights, and restricted awards (collectively, “awards”) to selected employees, independent contractors, and directors of the Company and related corporations in order to promote a closer identification of their interests with those of the Company and its shareholders. The maximum number of shares of common stock for which awards could be granted under the 1997 Omnibus Plan could be increased from time to time to a number of shares equal to 20% of the shares of common stock outstanding as of that time less the number of shares of common stock subject to outstanding options under the 1996 Option Plan. The number of shares reserved for issuance under the 1997 Omnibus Plan could also be adjusted upon certain events affecting the Company’s capitalization. All options granted under the 1997 Omnibus Plan have an exercise price equal to the market price of the Company’s common stock on the date the option is granted. Options granted to employees under the 1997 Omnibus Plan generally vest over three years and have terms of up to 10 years, with the exception of options granted in 2005 under the Executive Compensation Plan (which is governed by and subject to the 1997 Omnibus Plan) that vested immediately and options granted in 2006 under the Executive Compensation Plan that vested at the end of three years. Options granted to the Board of Directors under the 1997 Omnibus Plan generally vest over one year and have terms of up to 10 years. The terms of options granted to outside consultants vary depending on the specific grant, but the terms are no longer than 10 years. Restricted stock awards granted to members of the Board of Directors vested at the end of one year. The 1997 Omnibus Plan expired (with respect to future grants) on September 30, 2007. As of December 31, 2009 and 2008, there were 400,257 and 739,164 options outstanding under this plan, respectively.

2008 Stock Incentive Plan

On May 27, 2008, at the 2008 Annual Meeting of Shareholders, the shareholders of the Company approved the adoption of the Charles & Colvard, Ltd. 2008 Stock Incentive Plan (the “2008 Plan”), which replaced the 1997 Omnibus Plan. The 2008 Plan authorizes the Company to grant stock options, stock appreciation rights, restricted stock, and other equity awards to selected employees, directors, and independent contractors. The aggregate number of shares of the Company’s common stock that may be issued pursuant to awards granted under the 2008 Plan shall not exceed the sum of 3,000,000 plus any shares of common stock subject to an award granted under the 1997 Omnibus Plan or any other stock incentive plan maintained by the Company prior to the 2008 Plan (each, a “Prior Plan”) that is forfeited, cancelled, terminated, expires, or lapses for any reason without the issuance of shares pursuant to the award, or shares subject to an award granted under a Prior Plan which shares are forfeited to, or repurchased or reacquired by, the Company. As of December 31, 2009, there were 389,752 options outstanding under this plan. As of December 31, 2008, no stock option awards were issued under the 2008 Plan.

Stock Options

The following is a summary of the stock option activity for the years ended December 31, 2009 and 2008:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2007	963,781	$6.18
Granted	-	$-
Exercised	-	$-
Canceled	(224,617)	$6.98
Outstanding, December 31, 2008	739,164	$5.94
Granted	422,252	$0.57
Exercised	(41,875)	$1.09
Canceled	(329,532)	$7.71
Outstanding, December 31, 2009	790,009	$2.88

The fair value of each option grant is estimated on the grant date using the Black-Scholes-Merton option pricing model. The valuations of options granted during the year ended December 31, 2009 were based on the following weighted average assumptions:

Dividend yield	0.0%
Expected volatility	84.2%
Risk-free interest rate	2.61%
Expected lives (years)	6.0

There were no stock options granted during the year ended December 31, 2008.

The following table summarizes information about stock options outstanding at December 31, 2009:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Balance as of 12/31/2009	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 12/31/2009	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 12/31/2009	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
790,009	6.26	$2.88	503,145	4.25	$4.19	767,278	6.16	$2.95

As of December 31, 2009, the unrecognized share-based compensation expense related to unvested stock options is approximately $113,722, which is expected to be recognized over a weighted average period of approximately 33 months.

The aggregate intrinsic value of options outstanding, exercisable, and vested or expected to vest at December 31, 2009 was $249,511, $83,184, and $236,543, respectively. This amount is before applicable income taxes and represents the closing market price of the Company’s common stock at December 31, 2009 less the grant price, multiplied by the number of options that have a grant price that is less than the closing market price. This amount represents the amount that would have been received by the optionees had these options been exercised on that date. During the year ended December 31, 2009, the aggregate intrinsic value of options exercised was $3,972. There were no options exercised during the year ended December 31, 2008.

Restricted Stock

The following is a summary of the restricted stock activity for the years ended December 31, 2009 and 2008:

	Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2007	63,806	$4.78
Granted	227,610	$1.34
Vested	(63,806)	$4.78
Canceled	-	$-
Unvested, December 31, 2008	227,610	$1.34
Granted	679,408	$0.49
Vested	(270,110)	$1.22
Canceled	-	$-
Unvested, December 31, 2009	636,908	$0.48

On May 30, 2008, the Company granted its non-employee Board members an aggregate of 227,610 shares of restricted stock. The restrictions on these shares lapsed on the date of the annual meeting in May 2009. The aggregate fair value of the restricted stock granted was $305,000 based on the closing market price of the Company’s common stock on May 30, 2008.

On February 23, 2009, the Company granted five of its non-employee Board members (excluding Richard A. Bird) an aggregate of 103,262 shares of restricted stock in connection with the negotiation between the Company and Bird Capital Group, Inc. (“BCG”) of a management services agreement (“the BCG Agreement”). The restrictions on these shares lapsed on February 23, 2010. The aggregate fair value of the restricted stock granted was $47,500 based on the closing market price of the Company’s common stock on February 19, 2009.

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

Pursuant to the terms of the compensation arrangement with George R. Cattermole, the Company’s Chairman of the Board, to serve in the role of Interim Chief Executive Officer until a permanent chief executive officer was appointed, the Company was accruing 30% of Mr. Cattermole’s compensation, or $1,800 per week, to be paid as restricted stock, with all restrictions lapsing at the time of such issuance, upon the appointment of a new chief executive officer. On November 5, 2009, 42,500 shares of stock were granted under this compensation arrangement. The fair value of the stock granted was $24,650 based on the closing market price of the Company’s common stock on November 5, 2009.

On November 5, 2009, the Board appointed H. Marvin Beasley to serve as a director of the Company, and he was granted 45,820 shares of restricted stock. The restrictions on these shares will lapse on the date of the annual meeting in May 2010, subject to continued service on the Board. The fair value of the restricted stock granted was $26,576 based on the closing market price of the Company’s common stock on November 5, 2009.

As of December 31, 2009, the unrecognized share-based compensation expense related to unvested restricted stock was approximately $116,000, which is expected to be recognized over a weighted average period of approximately five months.

Share-Based Compensation

The following table summarizes the components of the Company’s share-based compensation included in net income:

	Year Ended December 31,
	2009	2008
Employee stock options	$(108,339)	$169,252
Consultant stock options	-	(154)
Restricted stock awards	342,248	298,006
Income tax benefit	(88,119)	(141,213)
Total	$145,790	$325,891

Due to the Company’s valuation allowance against deferred tax assets as discussed further in Note 10, “Income Taxes,” some or all of the above income tax benefit was reserved.

No share-based compensation was capitalized as a cost of inventory during the year ended December 31, 2009, and $3,993 of share-based compensation was capitalized as a cost of inventory during the year ended December 31, 2008. There was a $180,000 decrease in compensation costs on employee stock options during the year ended December 31, 2009 due to the February 2009 termination of three executive officers.

Dividends

The Company has not paid any cash dividends during the years ended December 31, 2009 and 2008.

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

Income tax expense (benefit) comprises the following:

	Year Ended December 31,
	2009	2008
Current
Federal	$(2,157,865)	$72,056
State	63,601	(41,948)
Total	(2,094,264)	30,108

Deferred
Federal	2,171,974	(511,686)
State	-	(151,089)
Total	2,171,974	(662,775)
Income tax expense (benefit)	$77,710	$(632,667)

Significant components of the Company’s deferred income tax assets are as follows:

	December 31,
	2009	2008
Current
Reserves and accruals	$1,804,379	$2,116,949
Prepaid expenses	(36,586)	(136,878)
Valuation allowance	(1,767,793)	(749,000)
Total	-	1,231,071

Noncurrent
Federal net operating loss (“NOL”) carryforwards	1,818,415	-
State NOL carryforwards	446,120	353,429
Hong Kong and China NOL carryforwards	1,056,000	1,287,000
Federal benefit on state taxes under uncertain tax positions	275,111	253,486
Share-based compensation	73,515	196,570
Investment loss	43,715	43,554
Research tax credit	102,443	525,151
Alternative minimum tax credit	331,471	447,544
Depreciation	(36,910)	(57,831)
Loss on impairment of long-lived assets	52,697	-
Valuation allowance	(4,162,577)	(2,108,000)
Total	-	940,903
Total deferred income tax assets, net	$-	$2,171,974

A reconciliation between expected income taxes, computed at the statutory federal income tax rate of 34% applied to pretax accounting income, and the income tax expense included in the statements of operations for each of the years ended December 31, 2009 and 2008 is as follows:

	Year Ended December 31,
	2009	2008
Anticipated income tax benefit at statutory rate	$(1,129,365)	$(2,306,490)
State income tax benefit, net of federal tax effect	(71,054)	(244,851)
Effect of foreign operations	231,000	(63,358)
Income tax effect of uncertain tax positions	(2,117,075)	2,223,877
U.S. tax deduction due to cessation of operations at Hong Kong subsidiary	-	(2,051,033)
Other	(17,473)	(2,812)
Increase in valuation allowance	3,181,677	1,812,000
Income tax expense (benefit)	$77,710	$(632,667)

During 2009, the Company did not recognize an income tax benefit for operating losses due to the uncertainty of sufficient future taxable income to utilize its deferred tax assets. The valuation allowance increased during 2009 to fully offset all deferred tax assets generated during 2009. These increases in the valuation allowance were partially offset by a $231,000 decrease in the deferred tax assets related to the losses associated with the controlled company in China that ceased operations in 2008. Due to legal requirements with respect to controlled companies under Chinese law, the Company reversed the assets associated with the tax losses and valuation allowance in 2009.

During 2008, $1.6 million of the increase in the valuation allowance was due to the establishment of a reserve against certain United States deferred tax assets due to the Company’s 2008 net loss and uncertainty over sufficient future taxable income to fully use the Company’s deferred tax assets. The remaining $238,000 of the increase in the valuation allowance during 2008 was due to establishment of reserves for the income tax benefit of losses in Hong Kong and China.

Due to the carryback of 2008 taxable loss against taxes paid in prior years, the Company has $434,000 of remaining federal income tax credits, $102,000 of which expire between 2014 and 2016 and the balance without an expiration, that can be carried forward to offset future income tax. As of December 31, 2009, the Company also has a federal operating loss carryforward of approximately $5.3 million expiring between 2028 and 2029, which can be used to offset against future federal taxable income, and a North Carolina tax NOL carryforward of approximately $9.8 million expiring between 2015 and 2024, which can be offset against future state taxable income.

As of December 31, 2008, there was approximately $6.0 million in NOL carryforwards in Hong Kong. In accordance with the Hong Kong tax code, these amounts can be carried forward indefinitely to offset future taxable income in Hong Kong.

Uncertain Tax Positions

During 2008, the Company ceased operations of its Hong Kong subsidiary and, as a result, took a significant tax deduction on its 2008 tax returns resulting from unpaid obligations of the subsidiary to the Company. At December 31, 2008, the Company determined that this deduction qualified as an uncertain tax position under U.S. GAAP and recorded a long-term accrued income tax liability of $2.2 million. During 2009, the 2008 income tax returns were examined by the Internal Revenue Service and determined to be accepted as filed, with certain immaterial adjustments. As a result, the Company no longer considers the tax deduction an uncertain tax position and reversed the $2.2 million accrued income tax liability during the year ended December 31, 2009. Despite the reversal of this liability, there was not a material effect on the Company’s 2009 results of operations as it has established a full valuation allowance against the deferred tax assets generated by this deduction.

The liability for income taxes associated with uncertain tax positions at December 31, 2009 was $1.1 million. This amount, if recognized, would favorably affect the Company’s effective tax rate. A federal income tax benefit for state income taxes and timing differences of $275,000 resulting from the uncertain tax positions was fully reserved by a valuation allowance consistent with the full valuation allowance on the Company’s other deferred tax assets. The total 2009 income tax benefit attributable to uncertain tax positions was $2.1 million. The decrease in the accrued income tax liability for uncertain tax positions was primarily due to the $2.2 million reversal of the liability booked for the tax deduction associated with the closing of the Company’s Hong Kong subsidiary as discussed above. There was no additional liability for new uncertain tax positions during 2009.

The liability for income taxes associated with uncertain tax positions at December 31, 2008 was $3.2 million. This liability was reduced by $253,000 of offsetting tax benefits associated with the federal income tax benefit for state income taxes and timing differences. The net amount of $2.9 million, if recognized, would favorably affect the Company’s effective tax rate. The total 2008 income tax expense attributable to uncertain tax positions was $2.2 million. The increase in the accrued income tax liability for uncertain tax positions was primarily due to the $2.2 million liability booked for the tax deduction associated with the closing of the Company’s Hong Kong subsidiary as discussed above.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of the provision for income taxes. During 2009 and 2008, the Company accrued interest and penalties associated with uncertain tax positions of $68,000 and $80,000, respectively. Including the interest and penalties recorded for uncertain tax positions, there is a total of $296,000 and $228,000 of interest and penalties included in the accrued income tax liability for uncertain tax positions at December 31, 2009 and 2008, respectively. To the extent interest and penalties are not ultimately incurred with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

In all of the significant federal and state jurisdictions where it is required to file income tax returns, the Company has analyzed filing positions for all tax years in which the statute of limitations is open. The only periods subject to examination by the major tax jurisdictions where the Company does business are the 2005 through 2009 tax years. The Company does not believe that the outcome of any examination will have a material impact on its financial statements and does not expect settlement on any uncertain tax positions within the next 12 months.

The following summarizes the activity related to the Company’s gross liability for uncertain tax positions from January 1, 2008 through December 31, 2009:

Balance as of January 1, 2008	$911,606
Increases related to prior year tax positions	70,202
Increases related to current year tax positions	2,172,302
Balance as of December 31, 2008	3,154,110
Increases related to prior year tax positions	76,851
Decreases related to settlements with taxing authorities	(2,172,302)
Balance as of December 31, 2009	$1,058,659

11.           MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

As of December 31, 2009, the Company had no trade accounts receivable from Reeves Park. This reduction in receivables from $4.9 million or 62% of receivables at December 31, 2008 is the result of the Company entering into a settlement agreement with Reeves Park in January 2009 to settle its outstanding balance. Under the terms of the settlement agreement, the Company accepted a return of inventory, received directly certain cash payments due to Reeves Park from its customers, and received a settlement fee payment from Reeves Park. Based on the $2.3 million estimated net realizable value of the transactions under the settlement agreement, the Company increased its allowance for uncollectible accounts at December 31, 2008 for Reeves Park to $2.6 million. The transactions under the settlement agreement are complete as of December 31, 2009 and the underlying allowance for uncollectible accounts is zero.

As of December 31, 2009, two customers accounted for 18% and 13% of trade accounts receivable, respectively. As of December 31, 2008, two different customers accounted for 62% and 15% of trade accounts receivable, respectively.

For the year ended December 31, 2009, one customer accounted for 19% of the Company’s total gross sales. This same customer accounted for 21% of total gross sales during the year ended December 31, 2008. No other customers accounted for more than 10% of the Company’s gross sales during these periods.

12.           EMPLOYEE BENEFIT PLAN

All full time employees who meet certain age and length of service requirements are eligible to participate in the Company’s 401(k) Plan. The plan provides for matching contributions by the Company in such amounts as the Board of Directors may annually determine, as well as a 401(k) option under which eligible participants may defer a portion of their salaries. The Company contributed a total of $21,000 and $76,000 to the plan during 2009 and 2008, respectively.

13.           SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events through March 26, 2010, which is the date the financial statements were issued.

On March 24, 2010, the Company entered into a letter agreement (the “Letter Agreement”), effective March 22, 2010, with Cree under which the Company agreed to purchase approximately $1.2 million of SiC crystals over a period of approximately eight months in 2010 to satisfy the outstanding purchase commitment from the fourth quarter of 2008 and to preserve the exclusivity terms of the amended and restated exclusive supply agreement. The Letter Agreement amended the letter agreement dated November 12, 2007 (as amended by the letter agreement dated September 18, 2008) between the parties and provides a framework for the Company’s purchases of SiC crystals from Cree under the amended and restated exclusive supply agreement, dated as of June 6, 1997, between the Company and Cree. Pursuant to the terms of the Letter Agreement, the Company is obligated to purchase a minimum quantity of previously manufactured “usable material,” as previously graded and approved by the Company, on a monthly basis until the full amount of such material has been purchased by the Company. After the previously manufactured material has been purchased, each new order by the Company must equal or exceed a set minimum order quantity. Beginning with the fourth quarter of 2010, the Company must submit quarterly rolling forecasts of its projected requirements for SiC crystals.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Not applicable.

Item 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. During the three months ended December 31, 2009, we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

In making the assessment of internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment and those criteria, management determined that our internal control over financial reporting was effective as of December 31, 2009.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Item 9B.	Other Information

On March 24, 2010, we entered into a letter agreement, or the Letter Agreement, effective March 22, 2010, with Cree under which we agreed to purchase approximately $1.2 million of SiC crystals over a period of approximately eight months in 2010 to satisfy the outstanding purchase commitment from the fourth quarter of 2008 and to preserve the exclusivity terms of the amended and restated exclusive supply agreement. The Letter Agreement amended the letter agreement dated November 12, 2007 (as amended by the letter agreement dated September 18, 2008) between the parties and provides a framework for our purchases of SiC crystals from Cree under the Cree Exclusive Supply Agreement. Pursuant to the terms of the Letter Agreement, we are obligated to purchase a minimum quantity of previously manufactured “usable material,” as previously graded and approved by us, on a monthly basis until the full amount of such material has been purchased by us. After the previously manufactured material has been purchased, each new order by us must equal or exceed a set minimum order quantity. Beginning with the fourth quarter of 2010, we must submit quarterly rolling forecasts of our projected requirements for SiC crystals.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Item 14.	Principal Accounting Fees and Services

The information called for in Items 10 through 14 is incorporated by reference from our definitive Proxy Statement relating to our 2010 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of fiscal 2009.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) and (2). The financial statements and report of our independent registered public accounting firm are filed as part of this report (see “Index to Financial Statements,” at Part II, Item 8). The financial statement schedules are not included in this Item as they are either not applicable or are included as part of the consolidated financial statements.

(a)(3). The following exhibits have been or are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description
3.1	Restated Articles of Incorporation of Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2004)

3.2
Amended and Restated Bylaws of Charles & Colvard, Ltd., effective July 19, 2007 (incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K, as filed with the SEC on July 25, 2007)

4.1	Specimen Certificate of Common Stock (incorporated herein by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 1998)

4.2
Rights Agreement, dated as of February 22, 1999, by and  between C3, Inc. and First Union National Bank as Rights Agent, including the form of Rights Certificate and the Summary of Rights to Purchase Preferred Stock, attached thereto as Exhibits A and B, respectively  (incorporated herein by reference to Exhibit 4.3 to our Annual Report on Form 10-K for the year ended December 31, 1998)

4.3
Amendment No. 1 to Rights Agreement, dated as of February 18, 2009, between Charles & Colvard, Ltd. and American Stock Transfer & Trust Company, LLC as Rights Agent (incorporated herein by reference to Exhibit 4.4 to our Current Report on Form 8-K, as filed with the SEC on February 19, 2009)

10.1
Amended and Restated Exclusive Supply Agreement, dated as of June 6, 1997, between Cree Research, Inc. and C3, Inc. (incorporated herein by reference to Exhibit 10.11 to our Registration Statement on Form S-1 (File No. 333-36809), as filed with the SEC on September 30, 1997)*

10.2
Notice of Extension of Amended and Restated Exclusive Supply Agreement, dated January 6, 2005, from Charles & Colvard, Ltd. to Cree, Inc. (incorporated herein by reference to Exhibit 10.69 to our Current Report on Form 8-K, as filed with the SEC on January 7, 2005)

10.3
Letter Agreement, dated January 31, 1996, between Cree Research, Inc. and C3, Inc. (incorporated herein by reference to Exhibit 10.14 to our Registration Statement on Form S-1 (File No. 333-36809), as filed with the SEC on September 30, 1997)*

10.4
Letter Agreement, dated November 12, 2007, between Cree, Inc. and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.108 to our Current Report on Form 8-K, as filed with the SEC on November 13, 2007)*

10.5
Letter Agreement, dated September 18, 2008, between Cree, Inc. and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.123 to our Current Report on Form 8-K, as filed with the SEC on September 24, 2008)

10.6	Letter Agreement, effective March 22, 2010, between Cree, Inc. and Charles & Colvard, Ltd.*

10.7
Exclusive Supply Agreement, effective as of February 14, 2005, by and between Jesperator AB (now Norstel AB) and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.72 to our Current Report on Form 8-K, as filed with the SEC on February 17, 2005)*

10.8
Amendment to Exclusive Supply Agreement, dated April 8, 2008, between Norstel AB and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.112 to our Current Report on Form 8-K, as filed with the SEC on April 11, 2008)*

10.9
Letter Agreement, dated October 3, 2008, between Norstel AB and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.125 to our Current Report on Form 8-K, as filed with the SEC on October 7, 2008)

10.10
Letter Agreement, dated February 9, 2005 and effective February 21, 2005, between The Bell Group, d/b/a Rio Grande and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.73 to our Current Report on Form 8-K, as filed with the SEC on February 23, 2005)*

10.11
Settlement Agreement, effective as of January 15, 2009, by and between Charles and Colvard, Ltd. and Reeves Park, Inc. (incorporated herein by reference to Exhibit 10.127 to our Current Report on Form 8-K, as filed with the SEC on January 22, 2009)*

10.12
Letter Agreement, effective July 11, 2008, between Samuel Aaron Inc. and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.120 to our Current Report on Form 8-K, as filed with the SEC on July 17, 2008)*

10.13
Licensing Agreement, dated July 11, 2008, by and between Charles and Colvard, Ltd. and Samuel Aaron Inc. (incorporated herein by reference to Exhibit 10.121 to our Current Report on Form 8-K, as filed with the SEC on July 17, 2008)

10.14
Letter Agreement, effective November 4, 2009, between Stuller, Inc. and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on November 10, 2009)*

10.15
Lease Agreement, dated March 26, 2004, by and between Duke Realty Limited Partnership and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.62 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

10.16
Consulting Agreement, effective July 31, 2008, between Robert S. Thomas and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.122 to our Current Report on Form 8-K, as filed with the SEC on August 6, 2008)

10.17	Director Compensation Structure, effective May 18, 2009 (incorporated herein by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)+

10.18	Director Compensation Structure, effective November 11, 2009+

10.19
1997 Omnibus Stock Plan of Charles & Colvard, Ltd. (As Amended and Restated through March 9, 2005) (incorporated herein by reference to Exhibit 10.75 to our Current Report on Form 8-K, as filed with the SEC on March 15, 2005)+

10.20	Form of Employee Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.76 to our Current Report on Form 8-K, as filed with the SEC on March 15, 2005)+

10.21	Form of Director Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.77 to our Current Report on Form 8-K, as filed with the SEC on March 15, 2005)+

10.22	Form of Employee Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.78 to our Current Report on Form 8-K, as filed with the SEC on March 15, 2005)+

10.23	Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.80 to our Current Report on Form 8-K, as filed with the SEC on March 15, 2005)+

10.24
Charles & Colvard, Ltd. 2008 Stock Incentive Plan (incorporated herein by reference to Exhibit 99 to our Registration Statement on Form S-8 (File No. 333-151255), as filed with the SEC on May 29, 2008)+

10.25
Form of Restricted Stock Award Agreement under the Charles & Colvard, Ltd. 2008 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.115 to our Current Report on Form 8-K, as filed with the SEC on June 2, 2008)+

10.26
Form of Employee Incentive Stock Option Agreement under the Charles & Colvard, Ltd. 2008 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.116 to our Current Report on Form 8-K, as filed with the SEC on June 2, 2008)+

10.27
Form of Employee Nonqualified Stock Option Agreement under the Charles & Colvard, Ltd. 2008 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.118 to our Current Report on Form 8-K, as filed with the SEC on June 2, 2008)+

10.28
Form of Director Nonqualified Stock Option Agreement under the Charles & Colvard, Ltd. 2008 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.119 to our Current Report on Form 8-K, as filed with the SEC on June 2, 2008)+

10.29
Form of Special Committee Restricted Stock Award Agreement under the Charles & Colvard, Ltd. 2008 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.129 to our Annual Report on Form 10-K for the year ended December 31, 2008)+

10.30	Corporate Incentive Plan, effective March 17, 2010 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on March 23, 2010)+

10.31	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.109 to our Current Report on Form 8-K, as filed with the SEC on December 10, 2007)+

10.32
Employment Agreement, effective as of August 1, 2004, by and between Charles and Colvard, Ltd. and Dennis Reed (incorporated herein by reference to Exhibit 10.63 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)+

10.33
Retention and Incentive Option, effective May 22, 2006, between Dennis Reed and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.93 to our Current Report on Form 8-K, as filed with the SEC on May 26, 2006)+

10.34
Amendment to Employment Agreement of Dennis Reed, dated August 28, 2007 (incorporated herein by reference to Exhibit 10.105 to our Current Report on Form 8-K, as filed with the SEC on August 31, 2007)+

10.35
General Release Agreement, dated June 30, 2009, between Charles & Colvard, Ltd. and Dennis Reed (incorporated herein by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)+

10.36
Employment Agreement, effective as of March 19, 2007, by and between Charles and Colvard, Ltd. and Carl Mielke (incorporated herein by reference to Exhibit 10.100 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)+

10.37
Amendment to Employment Agreement of Carl Mielke, dated August 28, 2007 (incorporated herein by reference to Exhibit 10.107 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)+

10.38
General Release Agreement, dated May 16, 2009, between Charles & Colvard, Ltd. and Carl Mielke (incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)+

10.39
General Release Agreement, dated May 12, 2009, between Charles & Colvard, Ltd. and Steven L. Abate (incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)+

10.40
Management Services Agreement, dated February 3, 2009, by and between Charles and Colvard, Ltd. and Bird Capital Group, Inc. (incorporated herein by reference to Exhibit 10.128 to our Current Report on Form 8-K, as filed with the SEC on February 9, 2009)* +

10.41
Mutual Termination and Release Agreement, dated July 2, 2009, by and among Charles & Colvard, Ltd., Bird Capital Group, Inc., and Richard A. Bird (incorporated herein by reference to Exhibit 10.131 to our Current Report on Form 8-K, as filed with the SEC on July 9, 2009)+

10.42
Consulting Agreement, dated as of July 2, 2009, by and between Charles & Colvard, Ltd. and Bird Capital Group, Inc. (incorporated herein by reference to Exhibit 10.132 to our Current Report on Form 8-K, as filed with the SEC on July 9, 2009)+

10.43
Employment Agreement, effective as of June 23, 2009, by and between Charles and Colvard, Ltd. and Timothy L. Krist (incorporated herein by reference to Exhibit 10.130 to our Current Report on Form 8-K, as filed with the SEC on June 26, 2009)+

10.44	Summary of Compensation Arrangement with George R. Cattermole (incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)+

10.45	Employment Agreement, effective as of October 12, 2009, by and between Charles & Colvard, Ltd. and Thomas G. Pautz+

10.46
Employment Agreement, effective as of November 5, 2009, by and between Charles & Colvard, Ltd. and Randy N. McCullough (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on November 12, 2009)+

23.1	Consent of Frazer Frost, LLP

23.2	Consent of Deloitte & Touche LLP

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Asterisks located within the exhibit denote information which has been redacted pursuant to a request for confidential treatment filed with the SEC.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARLES & COLVARD, LTD.

	By:	/s/ Randy N. McCullough
March 29, 2010		Randy N. McCullough
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	By:	/s/ Randy N. McCullough
March 29, 2010		Randy N. McCullough
President and Chief Executive Officer

	By:	/s/ Timothy L. Krist
March 29, 2010		Timothy L. Krist
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

	By:	/s/ George R. Cattermole
March 29, 2010		George R. Cattermole
Chairman of the Board of Directors

	By:	/s/ H. Marvin Beasley
March 29, 2010		H. Marvin Beasley
Director

	By:	/s/ Laura C. Kendall
March 29, 2010		Laura C. Kendall
Director

	By:	/s/ Charles D. Lein
March 29, 2010		Charles D. Lein
Director

	By:	/s/ Ollin B. Sykes
March 29, 2010		Ollin B. Sykes
Director

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Articles of Incorporation of Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2004)

3.2
Amended and Restated Bylaws of Charles & Colvard, Ltd., effective July 19, 2007 (incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K, as filed with the SEC on July 25, 2007)

4.1	Specimen Certificate of Common Stock (incorporated herein by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 1998)

4.2
Rights Agreement, dated as of February 22, 1999, by and  between C3, Inc. and First Union National Bank as Rights Agent, including the form of Rights Certificate and the Summary of Rights to Purchase Preferred Stock, attached thereto as Exhibits A and B, respectively  (incorporated herein by reference to Exhibit 4.3 to our Annual Report on Form 10-K for the year ended December 31, 1998)

4.3
Amendment No. 1 to Rights Agreement, dated as of February 18, 2009, between Charles & Colvard, Ltd. and American Stock Transfer & Trust Company, LLC as Rights Agent (incorporated herein by reference to Exhibit 4.4 to our Current Report on Form 8-K, as filed with the SEC on February 19, 2009)

10.1
Amended and Restated Exclusive Supply Agreement, dated as of June 6, 1997, between Cree Research, Inc. and C3, Inc. (incorporated herein by reference to Exhibit 10.11 to our Registration Statement on Form S-1 (File No. 333-36809), as filed with the SEC on September 30, 1997)*

10.2
Notice of Extension of Amended and Restated Exclusive Supply Agreement, dated January 6, 2005, from Charles & Colvard, Ltd. to Cree, Inc. (incorporated herein by reference to Exhibit 10.69 to our Current Report on Form 8-K, as filed with the SEC on January 7, 2005)

10.3
Letter Agreement, dated January 31, 1996, between Cree Research, Inc. and C3, Inc. (incorporated herein by reference to Exhibit 10.14 to our Registration Statement on Form S-1 (File No. 333-36809), as filed with the SEC on September 30, 1997)*

10.4
Letter Agreement, dated November 12, 2007, between Cree, Inc. and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.108 to our Current Report on Form 8-K, as filed with the SEC on November 13, 2007)*

10.5
Letter Agreement, dated September 18, 2008, between Cree, Inc. and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.123 to our Current Report on Form 8-K, as filed with the SEC on September 24, 2008)

10.6	Letter Agreement, effective March 22, 2010, between Cree, Inc. and Charles & Colvard, Ltd.*

10.7
Exclusive Supply Agreement, effective as of February 14, 2005, by and between Jesperator AB (now Norstel AB) and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.72 to our Current Report on Form 8-K, as filed with the SEC on February 17, 2005)*

10.8
Amendment to Exclusive Supply Agreement, dated April 8, 2008, between Norstel AB and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.112 to our Current Report on Form 8-K, as filed with the SEC on April 11, 2008)*

10.9
Letter Agreement, dated October 3, 2008, between Norstel AB and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.125 to our Current Report on Form 8-K, as filed with the SEC on October 7, 2008)

10.10
Letter Agreement, dated February 9, 2005 and effective February 21, 2005, between The Bell Group, d/b/a Rio Grande and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.73 to our Current Report on Form 8-K, as filed with the SEC on February 23, 2005)*

10.11
Settlement Agreement, effective as of January 15, 2009, by and between Charles and Colvard, Ltd. and Reeves Park, Inc. (incorporated herein by reference to Exhibit 10.127 to our Current Report on Form 8-K, as filed with the SEC on January 22, 2009)*

10.12
Letter Agreement, effective July 11, 2008, between Samuel Aaron Inc. and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.120 to our Current Report on Form 8-K, as filed with the SEC on July 17, 2008)*

10.13
Licensing Agreement, dated July 11, 2008, by and between Charles and Colvard, Ltd. and Samuel Aaron Inc. (incorporated herein by reference to Exhibit 10.121 to our Current Report on Form 8-K, as filed with the SEC on July 17, 2008)

10.14
Letter Agreement, effective November 4, 2009, between Stuller, Inc. and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on November 10, 2009)*

10.15
Lease Agreement, dated March 26, 2004, by and between Duke Realty Limited Partnership and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.62 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

10.16
Consulting Agreement, effective July 31, 2008, between Robert S. Thomas and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.122 to our Current Report on Form 8-K, as filed with the SEC on August 6, 2008)

10.17	Director Compensation Structure, effective May 18, 2009 (incorporated herein by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)+

10.18	Director Compensation Structure, effective November 11, 2009+

10.19
1997 Omnibus Stock Plan of Charles & Colvard, Ltd. (As Amended and Restated through March 9, 2005) (incorporated herein by reference to Exhibit 10.75 to our Current Report on Form 8-K, as filed with the SEC on March 15, 2005)+

10.20	Form of Employee Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.76 to our Current Report on Form 8-K, as filed with the SEC on March 15, 2005)+

10.21	Form of Director Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.77 to our Current Report on Form 8-K, as filed with the SEC on March 15, 2005)+

10.22	Form of Employee Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.78 to our Current Report on Form 8-K, as filed with the SEC on March 15, 2005)+

10.23	Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.80 to our Current Report on Form 8-K, as filed with the SEC on March 15, 2005)+

10.24
Charles & Colvard, Ltd. 2008 Stock Incentive Plan (incorporated herein by reference to Exhibit 99 to our Registration Statement on Form S-8 (File No. 333-151255), as filed with the SEC on May 29, 2008)+

10.25
Form of Restricted Stock Award Agreement under the Charles & Colvard, Ltd. 2008 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.115 to our Current Report on Form 8-K, as filed with the SEC on June 2, 2008)+

10.26
Form of Employee Incentive Stock Option Agreement under the Charles & Colvard, Ltd. 2008 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.116 to our Current Report on Form 8-K, as filed with the SEC on June 2, 2008)+

10.27
Form of Employee Nonqualified Stock Option Agreement under the Charles & Colvard, Ltd. 2008 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.118 to our Current Report on Form 8-K, as filed with the SEC on June 2, 2008)+

10.28
Form of Director Nonqualified Stock Option Agreement under the Charles & Colvard, Ltd. 2008 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.119 to our Current Report on Form 8-K, as filed with the SEC on June 2, 2008)+

10.29
Form of Special Committee Restricted Stock Award Agreement under the Charles & Colvard, Ltd. 2008 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.129 to our Annual Report on Form 10-K for the year ended December 31, 2008)+

10.30	Corporate Incentive Plan, effective March 17, 2010 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on March 23, 2010)+

10.31	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.109 to our Current Report on Form 8-K, as filed with the SEC on December 10, 2007)+

10.32
Employment Agreement, effective as of August 1, 2004, by and between Charles and Colvard, Ltd. and Dennis Reed (incorporated herein by reference to Exhibit 10.63 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)+

10.33
Retention and Incentive Option, effective May 22, 2006, between Dennis Reed and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.93 to our Current Report on Form 8-K, as filed with the SEC on May 26, 2006)+

10.34
Amendment to Employment Agreement of Dennis Reed, dated August 28, 2007 (incorporated herein by reference to Exhibit 10.105 to our Current Report on Form 8-K, as filed with the SEC on August 31, 2007)+

10.35
General Release Agreement, dated June 30, 2009, between Charles & Colvard, Ltd. and Dennis Reed (incorporated herein by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)+

10.36
Employment Agreement, effective as of March 19, 2007, by and between Charles and Colvard, Ltd. and Carl Mielke (incorporated herein by reference to Exhibit 10.100 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)+

10.37
Amendment to Employment Agreement of Carl Mielke, dated August 28, 2007 (incorporated herein by reference to Exhibit 10.107 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)+

10.38
General Release Agreement, dated May 16, 2009, between Charles & Colvard, Ltd. and Carl Mielke (incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)+

10.39
General Release Agreement, dated May 12, 2009, between Charles & Colvard, Ltd. and Steven L. Abate (incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)+

10.40
Management Services Agreement, dated February 3, 2009, by and between Charles and Colvard, Ltd. and Bird Capital Group, Inc. (incorporated herein by reference to Exhibit 10.128 to our Current Report on Form 8-K, as filed with the SEC on February 9, 2009)* +

10.41
Mutual Termination and Release Agreement, dated July 2, 2009, by and among Charles & Colvard, Ltd., Bird Capital Group, Inc., and Richard A. Bird (incorporated herein by reference to Exhibit 10.131 to our Current Report on Form 8-K, as filed with the SEC on July 9, 2009)+

10.42
Consulting Agreement, dated as of July 2, 2009, by and between Charles & Colvard, Ltd. and Bird Capital Group, Inc. (incorporated herein by reference to Exhibit 10.132 to our Current Report on Form 8-K, as filed with the SEC on July 9, 2009)+

10.43
Employment Agreement, effective as of June 23, 2009, by and between Charles and Colvard, Ltd. and Timothy L. Krist (incorporated herein by reference to Exhibit 10.130 to our Current Report on Form 8-K, as filed with the SEC on June 26, 2009)+

10.44	Summary of Compensation Arrangement with George R. Cattermole (incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)+

10.45	Employment Agreement, effective as of October 12, 2009, by and between Charles & Colvard, Ltd. and Thomas G. Pautz+

10.46
Employment Agreement, effective as of November 5, 2009, by and between Charles & Colvard, Ltd. and Randy N. McCullough (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on November 12, 2009)+

23.1	Consent of Frazer Frost, LLP

23.2	Consent of Deloitte & Touche LLP

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Asterisks located within the exhibit denote information which has been redacted pursuant to a request for confidential treatment filed with the SEC.

+ Management contract or compensatory plan or arrangement.