Form 10-Q
period 2010-03-31
CHARLES & COLVARD LTD
filed 2010-05-14
CIK 1015155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q
_________________
(Mark One)
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

As of May 12, 2010, there were approximately 19,091,524 shares of the registrant’s common stock, no par value per share, outstanding.

CHARLES & COLVARD, LTD.

FORM 10-Q
For the Quarterly Period Ended March 31, 2010

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010 (unaudited)	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$2,785,973	$7,405,685
Accounts receivable, net	1,707,827	1,043,296
Interest receivable	39,746	65
Note receivable, net	-	54,627
Inventory, net	4,280,353	3,340,712
Prepaid expenses and other assets	212,008	188,812
Total current assets	9,025,907	12,033,197
Held-to-maturity investments	5,054,096	-
Inventory, non-current, net	34,207,000	35,785,205
Property and equipment, net	246,832	218,418
Patent and license rights, net	255,757	260,548
Deferred income taxes, non-current	102,443	-
Other assets, non-current	1,990	1,990
TOTAL ASSETS	$48,894,025	$48,299,358

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$297,269	$265,439
Accrued cooperative advertising	311,000	173,000
Accrued expenses and other liabilities	200,993	157,954
Total current liabilities	809,262	596,393
Long-term liabilities:
Accrued income taxes	1,031,137	1,058,659
Total liabilities	1,840,399	1,655,052
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value	52,912,365	52,906,459
Additional paid-in capital – share-based compensation	6,516,756	6,411,727
Accumulated deficit	(12,375,495)	(12,673,880)
Total shareholders’ equity	47,053,626	46,644,306
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$48,894,025	$48,299,358

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2010	2009
Net sales	$2,853,675	$2,485,188
Costs and expenses:
Cost of goods sold	1,058,981	1,100,089
Sales and marketing	586,598	333,966
General and administrative	1,023,665	2,108,392
Research and development	41,857	210,180
Total costs and expenses	2,711,101	3,752,627
Income (loss) from operations	142,574	(1,267,439)
Interest income	26,522	10,261
Interest expense	(676)	-
Income (loss) before income taxes	168,420	(1,257,178)
Income tax net benefit (expense)	129,965	(27,102)
Net income (loss)	$298,385	$(1,284,280)

Net income (loss) per common share:
Basic	$0.02	$(0.07)
Fully diluted	$0.02	$(0.07)

Weighted average number of shares used in computing net income (loss) per common share:
Basic	19,019,402	18,376,588
Fully diluted	19,214,466	18,376,588

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$298,385	$(1,284,280)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	31,887	42,918
Amortization of bond premium	2,894	-
Share-based compensation	107,485	(80,610)
Provision for uncollectible accounts	(40,000)	148,309
Provision for sales returns	(30,000)	(170,000)
Provision for inventory reserves	(96,000)	107,000
Provision (benefit) for deferred income taxes	(102,443)	2,282
Changes in assets and liabilities:
Accounts receivable	(594,531)	1,823,012
Interest receivable	(39,681)	2,263
Income tax receivable	-	(204)
Note receivable	54,627	-
Inventory	734,564	789,956
Other assets, net	(23,196)	113,963
Accounts payable	31,830	(1,053,951)
Deferred revenue	-	(171,181)
Accrued cooperative advertising	138,000	(176,575)
Accrued income taxes	(27,522)	25,025
Other accrued liabilities, net	43,039	122,526
Net cash provided by operating activities	489,338	240,453

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(48,459)	-
Purchases of long-term investments	(5,056,990)	-
Patent and license rights costs	(7,051)	(203)
Net cash used in investing activities	(5,112,500)	(203)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock option exercises	3,450	-
Net cash provided by financing activities	3,450	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,619,712)	240,250
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,405,685	5,587,144
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,785,973	$5,827,394

Supplemental schedule of non-cash operating activities:
Inventory acquired from settlement of accounts receivable	$-	$1,188,126

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	DESCRIPTION OF BUSINESS

Charles & Colvard, Ltd. (the “Company”), a North Carolina corporation founded in 1995, manufactures, markets, and distributes Charles & Colvard Created Moissanite® jewels (hereinafter referred to as moissanite or moissanite jewels) for sale in the worldwide jewelry market. Moissanite, also known by its chemical name of silicon carbide (“SiC”), is a rare mineral first discovered in a meteor crater. Because naturally occurring SiC crystals are too small for commercial use, larger crystals must be grown in a laboratory. Leveraging the Company’s advantage of being the sole source worldwide of lab-created moissanite jewels, the Company’s strategy is to establish itself with reputable, high-quality, and sophisticated brands and to position moissanite as an affordable, luxurious alternative to other gemstones, such as diamond. The Company believes this is possible due to moissanite’s exceptional brilliance, fire, luster, durability, and rarity like no other jewel available on the market. The Company primarily sells loose moissanite jewels to jewel distributors and jewelry manufacturers, although it has begun to wholesale a limited amount of finished moissanite jewelry.

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation - The accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, the unaudited statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2010.

The condensed consolidated financial statements as of and for the three months ended March 31, 2010 and 2009 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of December 31, 2009 is obtained from the audited financial statements as of that date. The balance sheet as of December 31, 2009 and the statements of operations and of cash flows for the three months ended March 31, 2009 have been adjusted for a change in accounting for inventories discussed below. The accompanying statements should be read in conjunction with the audited financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 29, 2010 (the “2009 Annual Report”).

The accompanying condensed consolidated balance sheets as of March 31, 2010 and December 31, 2009 and the condensed consolidated statements of operations and of cash flows for the three months ended March 31, 2010 and 2009 include the accounts of the Company and its wholly owned subsidiary in Hong Kong, Charles & Colvard (HK) Ltd., which became a dormant entity in the second quarter of 2009 and the operations of which were ceased in 2008. All intercompany accounts have been eliminated.

All of the Company’s activities are within a single reportable segment. The following presents certain data by geographic area:

	Three Months Ended March 31,
	2010	2009
Net sales
United States	$1,646,405	$1,728,504
International	1,207,270	756,684
Total	$2,853,675	$2,485,188

	March 31, 2010	December 31, 2009
Property and equipment, net
United States	$246,832	$218,418
International	-	-
Total	$246,832	$218,418

	March 31, 2010	December 31, 2009
Patent and license rights, net
United States	$84,703	$85,496
International	171,054	175,052
Total	$255,757	$260,548

Significant Accounting Policies - In the opinion of the Company’s management, other than a change in method of accounting for inventories, the significant accounting policies used for the three months ended March 31, 2010 are consistent with those used for the year ended December 31, 2009. Accordingly, please refer to the 2009 Annual Report for the Company’s significant accounting policies.

Inventories - In April 2010, the Audit Committee of the Company’s Board of Directors approved a plan to change the Company’s method of accounting for inventories from the first-in, first-out (“FIFO”) method to the average cost method. The Company believes that the average cost method is preferable on the basis that it conforms to the manner in which the Company operationally manages its inventories and evaluates wholesale and retail pricing. In addition, the Company is shifting the focus of its business from solely a loose jewel manufacturer to a jewelry manufacturer, and it now considers its peers to be jewelry manufacturers and retailers. Many of these peers utilize the average cost method for valuing their inventories, and this change makes the Company’s inventory reporting more consistent to improve comparability among the peer companies. The change was effective January 1, 2010, and prior periods have been retrospectively adjusted for comparative purposes. See Note 5, “Change in Method of Accounting,” for additional details.

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

Reclassifications - Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation.

Recently Adopted/Issued Accounting Pronouncements - Multiple-Deliverable Revenue Arrangements. In October 2009, the Financial Accounting Standards Board (“FASB”) issued new U.S. GAAP guidance that requires an entity to allocate revenue arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices (the relative-selling-price method). The guidance eliminates the use of the residual method of allocation, in which the undelivered element is measured at its estimated selling price and the delivered element is measured as the residual of the arrangement consideration, and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables. The new guidance must be adopted no later than the beginning of the first fiscal year beginning on or after June 15, 2010, with early adoption permitted through either prospective application for revenue arrangements entered into, or materially modified, after the effective date or through retrospective application to all revenue arrangements for all periods presented. The Company does not expect the adoption of this guidance to have an effect on its consolidated financial statements.

Improving Disclosures About Fair Value Measurements. In January 2010, the FASB issued new U.S. GAAP guidance to enhance the usefulness of fair value measurements that requires both the disaggregation of information in certain existing disclosures, as well as the inclusion of more robust disclosures about valuation techniques and inputs to recurring and non-recurring fair value measurements. The amended guidance is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

All other new and recently issued, but not yet effective, accounting pronouncements have been deemed to be not relevant to the Company and therefore are not expected to have any impact once adopted.

3.	INVESTMENTS

Investments consist of highly liquid, long-term U.S. government agency securities carried at amortized cost. The Company classifies its marketable securities as held-to-maturity based upon management’s positive intention and ability to hold these securities until their maturity dates.

The following table summarizes information about held-to-maturity investments at March 31, 2010:

	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
U.S. government agency securities	$5,054,096	$(24,448)	$5,029,648

As of March 31, 2010, the estimated fair value of the investments was less than the amortized cost. Because management believes the unrealized losses are temporary and the investments are classified as held-to-maturity, a permanent impairment to record the investments at fair value was not considered necessary.

The maturities of held-to-maturity investments at March 31, 2010 are as follows:

	After 2 Years through 3 Years	After 3 Years through 4 Years	After 4 Years through 5 Years	Total
U.S. government agency securities	$1,510,324	$2,783,070	$760,702	$5,054,096

4.	FAIR VALUE MEASUREMENTS

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

The Company evaluates assets and liabilities subject to fair value measurements on a recurring and non-recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by the Company. The instruments identified as subject to fair value measurements on a recurring basis are cash and cash equivalents, trade accounts receivable, held-to-maturity investments, trade accounts payable, and accrued expenses. All instruments other than held-to-maturity investments are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments. As of March 31, 2010, the Company’s held-to-maturity investments utilized Level 2 inputs of similar investments traded on active securities exchanges.

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

5.	CHANGE IN METHOD OF ACCOUNTING

In April 2010, the Audit Committee of the Company’s Board of Directors approved a plan to change the Company’s method of accounting for inventories from the FIFO method to the average cost method effective as of January 1, 2010. Accounts affected by this change are net inventories, accumulated deficit, and cost of goods sold. Prior periods have been retrospectively adjusted for comparative purposes.

Components of the Company’s consolidated balance sheets adjusted for the effect of the change from the FIFO method to the average cost method are as follows:

	December 31, 2009
	As Reported	Adjustment	As Adjusted
Current assets:
Inventory, net	$3,470,136	$(129,424)	$3,340,712
Total current assets	12,162,621	(129,424)	12,033,197
Inventory, non-current, net	37,888,622	(2,103,417)	35,785,205
TOTAL ASSETS	50,532,199	(2,232,841)	48,299,358
Shareholders’ equity:
Accumulated deficit	(10,441,039)	(2,232,841)	(12,673,880)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	50,532,199	(2,232,841)	48,299,358

Components of the Company’s consolidated statements of income adjusted for the effect of the change from the FIFO method to the average cost method are as follows:

	Three Months Ended March 31, 2009
	As Reported	Adjustment	As Adjusted
Costs and expenses:
Cost of goods sold	$1,082,309	$17,780	$1,100,089
Total costs and expenses	3,734,847	17,780	3,752,627
Loss from operations	(1,249,659)	(17,780)	(1,267,439)
Loss before income taxes	(1,239,398)	(17,780)	(1,257,178)
Net loss	(1,266,500)	(17,780)	(1,284,280)

Net loss per common share:
Basic	$(0.07)	$-	$(0.07)
Fully diluted	$(0.07)	$-	$(0.07)

Components of the Company’s consolidated statements of cash flows adjusted for the effect of the change from the FIFO method to the average cost method are as follows:

	Three Months Ended March 31, 2009
	As Reported	Adjustment	As Adjusted
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,266,500)	$(17,780)	$(1,284,280)
Changes in assets and liabilities:
Inventory	879,176	17,780	896,956
Net cash provided by operating activities	240,453	-	240,453

Had the Company not changed its method of accounting for inventories from the FIFO method to the average cost method, total net inventories as of March 31, 2010 would have been approximately $64,000 lower and cost of goods sold would have been approximately $64,000 higher than reported, resulting in approximately $64,000 of lower income from operations for the three months ended March 31, 2010. Both basic and fully diluted earnings per share would have decreased from $0.02 to $0.01 for the period.

6.	INVENTORIES

The Company’s total net inventories consisted of the following as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Raw materials	$6,416,819	$6,131,435
Work-in-process	1,731,440	1,714,945
Finished goods	29,165,216	30,153,698
Finished goods on consignment	1,173,878	1,125,839
Totals	$38,487,353	$39,125,917

Current portion	$4,280,353	$3,340,712
Non-current portion	34,207,000	35,785,205
Totals	$38,487,353	$39,125,917

Inventories are stated at the lower of cost or market on an average cost basis. Inventory costs include direct material and labor, inbound freight, purchasing and receiving costs, inspection costs, and warehousing costs. Any inventory on hand in excess of the Company’s current requirements based on historical and anticipated levels of sales is classified as non-current on the Company’s consolidated balance sheets.

The Company has historically sold one grade of jewel that is classified as very good (“VG”) and consists of near-colorless jewels that meet certain standards. Previously, only VG jewels were valued in inventory. During the first quarter of 2010, the Company began a project of sorting its jewels into multiple grades and has identified several potential markets for sale of these jewels.

Obsolescence is not a factor in the Company’s loose jewel inventory valuation. The Company’s jewels do not degrade over time and inventory generally consists of the cuts and sizes most commonly used in the jewelry industry. In addition, the majority of jewel inventory is not mounted in finished jewelry settings and is therefore not subject to fashion trends. The Company has very small market penetration in the worldwide jewelry market, and the Company has the exclusive right in the United States through mid-2015 and in many other countries through mid-2016 to produce and sell lab-created SiC for use in jewelry applications. In view of the foregoing factors, management has concluded that no excess or obsolete inventory reserve requirements exist as of March 31, 2010.

All inventories are carefully reviewed for quality standards before they are entered into finished goods. As conditions warrant, the Company’s grading standards change. The Company reviews the inventory on an ongoing basis to ensure its inventory meets current quality standards.

Periodically, the Company ships finished goods inventory to customers on consignment, or “memo,” terms. For shipments on memo terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. Finished goods on consignment at March 31, 2010 and December 31, 2009 are net of reserves of $150,000 and $147,000, respectively, to allow for certain jewelry on consignment at a customer that has filed for Chapter 11 bankruptcy protection and to allow for certain jewels on consignment with customers that may not be returned or may be returned in a condition that does not meet our current grading standards.

Total loose jewel inventories at March 31, 2010 and December 31, 2009, net of a reserve of $400,000 and including inventory on consignment net of reserves, were $36,778,517 and $37,391,853, respectively. The reserve on loose jewel inventories was established to allow for the carat weight loss associated with the possible future re-cutting of a portion of the inventory to achieve higher quality standards. To date, no portion of the loose jewel inventories has been re-cut. The need for adjustments to reserves is evaluated on a period-by-period basis.

All jewelry inventories are finished goods, the majority of which the Company acquired as part of the January 2009 settlement agreement with Reeves Park, Inc., a former customer, to reduce the outstanding receivable to the Company. Due to the lack of a plan to market this inventory at that time, a jewelry inventory reserve was established to reduce the majority of the jewelry inventory value to scrap value, or the amount the Company would expect to obtain by melting the gold in the jewelry and returning to loose-jewel finished goods inventory those jewels that meet grading standards. This reserve was $1,247,000 and $1,348,000 at March 31, 2010 and December 31, 2009, respectively. Total jewelry inventories at March 31, 2010 and December 31, 2009, net of reserves and including net inventory on consignment, were $1,609,705 and $1,634,049, respectively.

7.	INCOME TAXES

During 2008, the Company recorded a valuation allowance against certain deferred tax assets. Due to continued uncertainty over sufficient future taxable income to fully use these deferred tax assets, the Company did not record an income tax benefit for the losses incurred during the three months ended March 31, 2009. However, because of the availability of operating loss carryforwards that are netted against a valuation allowance, the Company also did not recognize an income tax expense for income generated during the three months ended March 31, 2010.

The Company recognized approximately $130,000 of income tax net benefit during the three months ended March 31, 2010. This income tax net benefit consists of a $102,000 reduction of a deferred tax asset valuation allowance to offset liabilities associated with an uncertain tax position and a $41,000 reduction of the liability for the same uncertain tax position, offset by $13,000 of income tax expense recorded for estimated penalties and interest associated with other uncertain tax positions.

8.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

In March 2004, the Company entered into a seven-year lease, beginning in August 2004, for approximately 16,500 square feet of mixed-use space from an unaffiliated third party at a base cost of $11,727 per month, plus additional common-area expenses based on the Company’s proportionate share of the lessor’s operating costs. Terms of the lease provide for escalations of the base monthly rent throughout the lease term, up to $13,546 at August 1, 2010. The lease also provided for two rent holidays (August 2004 through September 2004 and August 2005 through May 2006) during which no rent was payable and a $74,000 moving allowance that was paid to the Company in September 2004. The Company recognizes rent expense on a straight-line basis, giving consideration to the rent holidays and the moving allowance paid to the Company. At the Company’s option, the lease can be extended for three successive five-year periods.

The future minimum lease payments of the Company are $121,000 in 2010 and $95,000 in 2011, totaling $216,000. Rent expense for the three months ended March 31, 2010 and 2009 was approximately $55,000 and $42,000, respectively.

Purchase Commitments

On June 6, 1997, the Company entered into an amended and restated exclusive supply agreement with Cree, Inc. (“Cree”). The exclusive supply agreement had an initial term of ten years that was extended in January 2005 to July 2015. In connection with the amended and restated exclusive supply agreement, the Company has committed to purchase from Cree a minimum of 50%, by dollar volume, of its raw material SiC crystal requirements. If the Company’s orders require Cree to expand beyond specified production levels, the Company must commit to purchase certain minimum quantities. In September 2008, the Company entered into an agreement with Cree to delay the Company’s commitment to purchase $710,000 of SiC crystals during the fourth quarter of 2008. Effective March 22, 2010, the Company entered into a letter agreement with Cree in connection with the amended and restated exclusive supply agreement under which the Company agreed to purchase approximately $1.2 million of SiC crystals over a period of approximately eight months in 2010 to satisfy this existing purchase commitment and to preserve the exclusivity terms of the amended and restated exclusive supply agreement. During the three months ended March 31, 2010, the Company purchased $289,000 in raw materials, resulting in a remaining purchase commitment of approximately $880,000 at March 31, 2010.

In February 2005, the Company entered into an exclusive supply agreement with Norstel AB (“Norstel”) for the supply of raw material SiC crystals for use in the manufacture of moissanite jewels. In April 2008, the Company entered into an amendment to the exclusive supply agreement with Norstel due to an update of Norstel’s delivery schedule and capability and also due to the Company’s desire to limit its purchase of raw materials. Under this amendment, the Company’s minimum purchase commitment from Norstel was to continue until (i) the Company has purchased an aggregate amount of approximately $7.9 million of SiC crystals, or (ii) September 26, 2011, whichever occurs first. This purchase commitment was contingent upon Norstel being able to deliver SiC crystals of acceptable quality in the amount committed. In October 2008, the Company entered into a new letter agreement with Norstel that suspended the Company’s commitment to purchase SiC crystals from Norstel during the fourth quarter of 2008.

In addition, as part of the exclusive supply agreement, the Company advanced $400,000 to Norstel in 2005 for the purchase of certain equipment. This advance, which was in the form of a note receivable, began to be repaid in January 2007 through a 20% reduction on each invoice for subsequent purchases of SiC crystals. Effective March 1, 2008, pursuant to the April 2008 amendment, the Company began receiving a 30% reduction on each invoice for subsequent purchases of SiC crystals. In December 2009, the Company received notification from Norstel that it had reached an agreement in principle with a new investor. This agreement was conditioned upon Norstel initiating a company reorganization that would involve unsecured creditors’ acceptance of a composition offer to receive 25% of outstanding debts as payment in full. As a result, the Company recorded a reserve of $170,000 on the outstanding advance of $224,627 in the fourth quarter of 2009. Though the Company did not consent to the composition offer, it received notice in January 2010 that the District Court of Norrköping had approved it, and the Company received a cash payment of $56,127 in February 2010. It is the Company’s position that, as a result of the failure of Norstel to repay the advance in full as stipulated in the exclusive supply agreement, it has no further purchase obligations under the agreement.

9.	SHARE-BASED COMPENSATION

The following table summarizes the components of the Company’s share-based compensation included in net income:

	Three Months Ended March 31,
	2010	2009
Employee stock options	$33,050	$(160,930)
Restricted stock awards	74,435	80,320
Income tax expense (benefit)	(26,903)	6,525
Total	$80,582	$(74,085)

Due to the Company’s valuation allowance against deferred tax assets, all of the above income tax benefit was reserved as of March 31, 2010.

No share-based compensation was capitalized as a cost of inventory during the three months ended March 31, 2010 and 2009. Compensation costs on employee stock options decreased $180,000 during the three months ended March 31, 2009 due to the February 2009 termination of three executive officers.

Stock Options - The following is a summary of the stock option activity for the three months ended March 31, 2010:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2009	790,009	$2.88
Granted	72,500	$1.76
Exercised	(7,500)	$.46
Canceled	(18,367)	$4.07
Outstanding, March 31, 2010	836,642	$2.78

The fair value of each option grant is estimated on the grant date using the Black-Scholes-Merton option pricing model. The valuations of options granted during the three months ended March 31, 2010 were based on the following weighted average assumptions:

Dividend yield	0.0%
Expected volatility	87.5%
Risk-free interest rate	2.38%
Expected lives (years)	5.0

Although the Company issued dividends in prior years, a dividend yield was not used due to the uncertainty of future dividend payments. Expected volatility is estimated by giving primary consideration to the historical volatility of the Company’s common stock. The risk-free interest rate is based on the published yield available on U.S. Treasury issues with an equivalent term remaining equal to the expected life of the option. The expected lives of the options represent the estimated period of time until exercise or forfeiture and are based on historical experience of similar awards.

The following table summarizes information about stock options outstanding at March 31, 2010:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Balance as of 3/31/2010	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 3/31/2010	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 3/31/2010	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
836,642	6.32	$2.78	500,503	4.12	$4.13	808,259	6.21	$2.84

As of March 31, 2010, the unrecognized share-based compensation expense related to unvested stock options was approximately $166,000, which is expected to be recognized over a weighted average period of approximately 32 months.

The aggregate intrinsic value of options outstanding, exercisable, and vested or expected to vest at March 31, 2010 was $550,387, $195,918, and $526,901, respectively. This amount is before applicable income taxes and represents the closing market price of the Company’s common stock at March 31, 2010 less the grant price, multiplied by the number of options that have a grant price that is less than the closing market price. This amount represents the amount that would have been received by the optionees had these options been exercised on that date. During the three months ended March 31, 2010, the aggregate intrinsic value of options exercised was $6,925.

Restricted Stock - The following is a summary of the restricted stock activity for the three months ended March 31, 2010:

	Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2009	636,908	$0.48
Granted	-	$-
Vested	(103,262)	$0.46
Canceled	-	$-
Unvested, March 31, 2010	533,646	$0.49

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

As of March 31, 2010, the unrecognized share-based compensation expense related to unvested restricted stock was approximately $42,000, which is expected to be recognized over a weighted average period of approximately two months.

Dividends - The Company has not paid any cash dividends in the current year through March 31, 2010.

10.	NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the periods. Diluted net income (loss) per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. Common equivalent shares consist of stock options that are computed using the treasury stock method.

The following table reconciles the differences between the basic and diluted earnings per share presentations:

	Three Months Ended March 31,
	2010	2009
Numerator:
Net income (loss)	$298,385	$(1,284,280)

Denominator:
Weighted average common shares outstanding
Basic	19,019,402	18,376,588
Stock options	195,064	-
Diluted	19,214,466	18,376,588

Net income (loss) per common share:
Basic	$0.02	$(0.07)
Diluted	$0.02	$(0.07)

For the three months ended March 31, 2010 and 2009, stock options to purchase approximately 398,000 and 699,000 shares, respectively, were excluded from the computation of diluted net income (loss) per common share because the exercise price of the options was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to net income (loss) per common share.

11.	MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments, and trade accounts receivable. The Company maintains cash, cash equivalents, and investments with high quality financial institutions and invests in low risk securities, primarily money market funds or highly liquid, long-term U.S. government agency obligations. At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurable limits.

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

As of March 31, 2010, three customers accounted for 26%, 20%, and 12% of trade accounts receivable, respectively. As of December 31, 2009, two customers accounted for 18% and 13% of trade accounts receivable, respectively.

A significant portion of sales is derived from certain customer relationships. The following is a summary of customers that represent greater than or equal to 10% of total gross sales:

	Three Months Ended March 31,
	2010	2009
Customer A	23%	10%
Customer B	19%	-
Customer C	14%	7%
Customer D	-	11%

12.	SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events through May 14, 2010, which is the date the financial statements were issued.

On April 21, 2010, the Company entered into a manufacturing/distribution agreement and licensing agreement (the “Agreement”), effective April 19, 2010, with Frederick Goldman, Inc. (“Goldman”). The Agreement sets forth the terms and conditions of the sale of moissanite jewels by the Company to Goldman to be used by Goldman in the manufacturing of jewelry for the exclusive sale and distribution to one of Goldman’s customers as part of a test program. If the test program does not begin by a certain date, or if Goldman’s customer does not purchase merchandise from Goldman beyond the initial test program merchandise by a certain date, then Goldman’s exclusive distribution rights will terminate and revert to non-exclusive rights. Otherwise, Goldman’s exclusive distribution rights will automatically renew on an annual basis for so long as Goldman satisfies its annual purchase commitment from the Company. As part of the Agreement, the Company granted a non-exclusive license to Goldman to use certain of the Company’s trademarks. The Agreement also contains other customary terms and conditions.

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

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future. You should be aware that although the forward-looking statements included in this report represent management’s current judgment and expectations, our actual results may differ materially from those projected, stated, or implied in these forward-looking statements as a result of many factors including, but not limited to, the following:

•	Our future financial performance depends upon increased consumer acceptance and growth of sales of our products.
•	Our company has recently experienced significant leadership changes.
•	A further decline in sales could continue to have a material adverse effect on us and our results of operations.
•	Our business and our results of operations could be materially adversely affected as a result of general economic and market conditions, including the current economic crisis.
•	We expect to remain dependent upon Cree, Inc., or Cree, for the supply of our SiC crystals for the foreseeable future.
•	We are currently substantially dependent on a limited number of distributors and jewelry manufacturers for the sale of our jewels in North America.
•	We face intense competition in the worldwide jewelry industry.
•	The financial difficulties or insolvency of one or more of our major customers could adversely affect results.
•	We are subject to certain risks due to our international distribution channels and vendors.
•	We rely upon our ability to protect our intellectual property.
•	Governmental regulation and oversight might adversely impact our operations.
•	Sales of moissanite jewelry could be dependent upon the pricing on precious metals, which is beyond our control.
•	Some anti-takeover provisions of our charter documents, agreements, and plan may delay or prevent a takeover of our company.
•	If we fail to evaluate, implement, and integrate strategic opportunities successfully, our business may suffer.

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

The following discussion is designed to provide a better understanding of our unaudited financial statements, including a brief discussion of our business and products, key factors that impacted our performance, and a summary of our operating results. The following discussion should be read in conjunction with the unaudited financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2009. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

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

We primarily sell loose moissanite jewels to some of the largest jewelry manufacturers and distributors in the world, which mount them into fine jewelry. We have also begun to wholesale a limited amount of finished moissanite jewelry. We have historically marketed moissanite to the self-purchasing woman as the perfect reward or indulgence to celebrate her achievements or milestones in her life. However, in 2009, we expanded our marketing message beyond the self-purchasing woman, and with the assistance of our new marketing agency engaged in the first quarter of 2010, we are revising our messaging to expand moissanite’s global reach, increase market awareness of our moissanite jewels, develop additional marketing channels to the jewelry trade and the consumer, and help create a more compelling consumer value proposition that we believe will drive increased demand for our product.

We have realized some initial successes from the implementation of our strategy and corresponding messaging in the first quarter of 2010. Though the current global economic recession has resulted in a significant slowdown in the retail environment, with the impact on the jewelry industry particularly severe, we believe that market conditions are stabilizing, and we are receiving some feedback from channel partners that demand is improving. Despite this, a number of major retailers continue to have excessive inventories of moissanite jewelry and have curtailed their purchases from jewelry manufacturers to which we sell our moissanite jewels. As a result, in the first quarter of 2010 we focused our sales efforts on (i) supporting existing channel partners to improve sell-through to retailers and end consumers and (ii) identifying new channel partners that had no inventory overhang issues to open new markets, both domestically and internationally. As a result, our total net sales for the three months ended March 31, 2010 were 15% greater than total net sales during the same period of 2009, with loose jewel sales improving 31% but jewelry sales decreasing 60% as we continued to search for opportunities to replace the JCPenney trunk show event sales that were discontinued in September 2009.

In addition, we achieved a $1.04 million reduction in costs and expenses in the first three months of 2010 as a result of very tight cost control, as well as a non-recurrence of bad debt, severance, certain professional services including management fees paid to Bird Capital Group, Inc., or BCG, and research and development expenses that we incurred in the first three months of 2009.

Net income for the three months ended March 31, 2010 was $298,000, or $0.02 per diluted common share, compared with a net loss of $1.28 million, or $0.07 per diluted common share, for the same period of 2009. Net income for the three months ended March 31, 2010 included a $130,000 income tax benefit resulting in part from the reduction of a deferred tax asset valuation allowance to offset liabilities associated with an uncertain tax position and a reduction of the liability for the same uncertain tax position. We did not recognize an income tax benefit for our operating losses during the first three months of 2009 due to the uncertainty of sufficient future taxable income to utilize our deferred tax assets.

Though we experienced a positive trend in the first quarter of 2010, we continue to operate in a challenging business environment. Therefore, our current priorities continue to be generating positive cash flow and strengthening our financial position through cost-reduction initiatives and selling down our inventory. We will also continue to execute on our strategy developed under the leadership of our new Chief Executive Officer, Randy McCullough, of growing our core business with key jewelry manufacturers and distributors, developing leading global jewelry brands featuring moissanite, and increasing our focus on the end consumer. We believe the results of these efforts will propel Charles & Colvard to new heights of revenue growth and profitability, but we fully recognize the challenges of our business in the current environment. However, we believe that we have made much progress in building the right leadership team and defining a strategic roadmap that can significantly improve our business.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our financial statements, which we prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities. “Critical accounting policies and estimates” are defined as those most important to the financial statement presentation and that require the most difficult, subjective, or complex judgments. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Under different assumptions and/or conditions, actual results of operations may materially differ. We have disclosed our critical accounting policies and estimates in our Annual Report on Form 10-K for the year ended December 31, 2009, and that disclosure should be read in conjunction with this Quarterly Report on Form 10-Q.

In April 2010, the Audit Committee of our Board of Directors approved a plan to change our method of accounting for inventories from the first-in, first-out, or FIFO, method to the average cost method. We believe that the average cost method is preferable on the basis that it conforms to the manner in which we operationally manage our inventories and evaluate wholesale and retail pricing. In addition, we are shifting the focus of our business from solely a loose jewel manufacturer to a jewelry manufacturer, and we now consider our peers to be jewelry manufacturers and retailers. Many of these peers utilize the average cost method for valuing their inventories, and this change makes our inventory reporting more consistent to improve comparability among the peer companies. The change was effective January 1, 2010, and prior periods have been retrospectively adjusted for comparative purposes. See Note 5, “Change in Method of Accounting,” to our condensed consolidated financial statements in this report for additional details.

Results of Operations

The following table sets forth certain consolidated statements of operations data for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Net sales	$2,853,675	$2,485,188
Costs and expenses:
Cost of goods sold	1,058,981	1,100,089
Sales and marketing	586,598	333,966
General and administrative	1,023,665	2,108,392
Research and development	41,857	210,180
Total costs and expenses	2,711,101	3,752,627
Income (loss) from operations	142,574	(1,267,439)
Interest income	26,522	10,261
Interest expense	(676)	-
Income (loss) before income taxes	168,420	(1,257,178)
Income tax benefit (expense)	129,965	(27,102)
Net income (loss)	$298,385	$(1,284,280)

Net Sales

Net sales for the three months ended March 31, 2010 and 2009 comprise the following:

	Three Months Ended March 31,		Change
	2010	2009	Dollars	Percent
Loose jewels	$2,664,499	$2,028,969	$635,530	31%
Jewelry	178,315	448,148	(269,833)	-60%
Other	10,861	8,071	2,790	35%
Total net sales	$2,853,675	$2,485,188	$368,487	15%

Net sales were $2.85 million for the three months ended March 31, 2010 compared to $2.49 million for the three months ended March 31, 2009, an increase of $368,000 or 15%. In the first quarter of 2010, carat sales of moissanite jewels and jewelry increased 56% to approximately 20,000 carats from 13,000 carats in the first quarter of 2009. Sales of moissanite jewelry represented 6% of total net sales in the first quarter of 2010 compared to 18% of total net sales in the same period of 2009. The majority of our moissanite jewelry sales in 2009 were to JCPenney for sales at trunk show events, which were discontinued after September 2009. We are pursuing new opportunities in finished jewelry in 2010, but if these opportunities do not come to fruition, we may experience a significant decline in our jewelry sales in 2010. In the first quarter of 2010, the average selling price per carat for our sales of loose jewels decreased 9% from the first quarter of 2009, primarily as a result of lower prices we implemented in December 2009 and special pricing in the first quarter of 2010 that we extended to support new customers launching in new markets. U.S. net sales accounted for approximately 58% and 70% of net sales during the three months ended March 31, 2010 and 2009, respectively.

U.S. net sales decreased by 5% for the three months ended March 31, 2010 despite an increase in U.S. carat shipments of 58%, which do not include shipments of consigned inventory. U.S. sales decreased during this period primarily due to the reduced average selling price and special programs extended to new customers in support of the development of new markets. As we work to build new manufacturer and distributor relationships to replace lower sales from some of our existing customers due to their high levels of moissanite jewelry and less than desired inventory turns, we may continue to experience in the short-term increased carat shipments with flat to slight growth in our U.S. net sales. As the new management team continues to reposition moissanite and explore new opportunities for our product, we anticipate orders and related sales will continue to improve in 2010; however, as existing retailers evaluate their businesses, we are at risk that some retailers may not be able to achieve acceptable financial performance and may choose not to continue selling moissanite jewelry.

Our two largest U.S. customers during the three months ended March 31, 2010 accounted for 23% and 14%, respectively, of our total sales compared to 10% and 7%, respectively, during the same period of 2009. This improvement in orders occurred as we worked to regain their confidence in us. A third customer accounted for 11% of our total sales in the same period of 2009 but had no sales during the three months ended March 31, 2010. No additional U.S. customers accounted for more than 10% of total sales during the three months ended March 31, 2010 or the same period in 2009. We expect that we will remain dependent on our ability and that of our largest customers to maintain and enhance their retail programs. A change in or loss of any of these customer or retailer relationships could have a material adverse effect on our results of operations.

International net sales and carat shipments, which do not include shipments of consigned inventory, increased by 60% and 54%, respectively, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. Our largest international customer during the three months ended March 31, 2010 accounted for 19% of our total sales. International sales increased primarily due to the acquisition of a new customer in India as well as improved sales to existing customers in India and the United Kingdom, offset in part by lower sales in Hong Kong and Thailand. A portion of our international sales represents jewels sold internationally that will be re-imported to North American retailers. Our top three international distributors during the three months ended March 31, 2010 were located in India and the United Kingdom.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31,		Change
	2010	2009	Dollars	Percent
Cost of goods sold	$1,058,981	$1,100,089	$(41,108)	-4%

Cost of goods sold was $1.06 million for the three months ended March 31, 2010 compared to $1.10 million for the three months ended March 31, 2009, a decrease of $41,000 or 4%. Cost of goods sold primarily is composed of inventory sold during the period; inventory written off during the period due to ongoing quality reviews or through customer returns; salaries and benefits for personnel involved in preparing and shipping product to customers; an allocation of shared expenses such as rent, utilities, communication expenses, and depreciation related to preparing and shipping product to customers; and outbound freight charges.

Cost of goods sold decreased primarily due to a $96,000 decrease in our inventory reserves for the three months ended March 31, 2010, compared to an increase in reserves of $107,000 for the same period of 2009. These factors were partially offset during the three months ended March 31, 2010 by increased sales during the period.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31,		Change
	2010	2009	Dollars	Percent
Sales and marketing	$586,598	$333,966	$252,632	76%

Sales and marketing expenses were $587,000 for the three months ended March 31, 2010 compared to $334,000 for the three months ended March 31, 2009, an increase of $253,000 or 76%.

The increase in sales and marketing expenses is primarily due to a $297,000 net increase in advertising expenses and a $105,000 increase in compensation costs, offset in part by $82,000 in expenses associated with the JCPenney trunk shows that were discontinued in September 2009 and lower general allocations of operating expenses, such as bank fees and commercial insurance, resulting from cost reduction initiatives implemented in the latter part of 2009. Our advertising expenses increased primarily due to cooperative advertising resulting from additional marketing support we provided to a new international customer to help increase our presence in the customer’s country and a $128,000 reduction in first quarter 2009 expenses due to customers utilizing less cooperative advertising than estimated. Our cooperative advertising program reimburses a portion of our customers’ marketing costs based on the amount of their purchases from us and is subject to the customer providing us documentation of all advertising copy that includes our products. The increase in compensation costs for the three months ended March 31, 2010 as compared to the same period in 2009 is primarily attributable to $180,000 of previously recorded share-based compensation that was reversed during the three months ended March 31, 2009 due to certain stock options not vesting for terminated employees.

General and Administrative

General and administrative expenses for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31,		Change
	2010	2009	Dollars	Percent
General and administrative	$1,023,665	$2,108,392	$(1,084,727)	-51%

General and administrative expenses were $1.02 million for the three months ended March 31, 2010 compared to $2.11 million for the three months ended March 31, 2009, a decrease of $1.09 million or 51%.

The decrease in general and administrative expenses is primarily due to a $628,000 reduction in professional services, consisting primarily of $350,000 in fees paid during the three months ended March 31, 2009 to BCG under its February 2009 management services agreement with us, $234,000 in reduced fees for legal services, and $57,000 in audit, tax, and investor relations services due to changes in providers and the timing of work performed. Other factors contributing to lower general and administrative expenses in the three months ended March 31, 2010 include $250,000 in severance expense in the three months ended March 31, 2009, offset in part by a $100,000 increase in salaries in the first quarter of 2010 due to new executive leadership; a $190,000 decrease in bad debt expense; and a $52,000 decrease in corporate insurance premiums for the three months ended March 31, 2010 as compared to the same period in 2009.

Research and Development

Research and development expenses for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31,		Change
	2010	2009	Dollars	Percent
Research and development	$41,857	$210,180	$(168,323)	-80%

Research and development expenses were $42,000 for the three months ended March 31, 2010 compared to $210,000 for the three months ended March 31, 2009, a decrease of $168,000 or 80%.

The decrease in research and development expenses during the three months ended March 31, 2010 is primarily attributable to $150,000 of expense associated with our December 2008 research and development agreement that required us to pay $50,000 per month through May 2009.

Interest Income

Interest income for the three months ended March 31, 2010 and 2009 is as follows:

	Three Months Ended March 31,		Change
	2010	2009	Dollars	Percent
Interest income	$26,522	$10,261	$16,261	158%

Interest income was $27,000 for the three months ended March 31, 2010 compared to $10,000 for the three months ended March 31, 2009, an increase of $16,000 or 158%.

This increase resulted primarily from higher cash balances in 2010 and investments made in the first quarter of 2010 of cash in excess of operating requirements in U.S. government agency securities with higher yields than those of previous cash equivalent investments.

Provision for Income Taxes

During 2008, we recorded a valuation allowance against certain deferred tax assets. Due to continued uncertainty over sufficient future taxable income to fully use these deferred tax assets, we did not record an income tax benefit for the losses incurred during the three months ended March 31, 2009. However, because of the availability of operating loss carryforwards that are netted against a valuation allowance, we also did not recognize an income tax expense for income generated during the three months ended March 31, 2010. Until such time that the uncertainty is overcome, we do not expect to recognize income tax expense or benefit for operating income or loss in future periods.

We recognized approximately $130,000 of income tax net benefit in the first quarter of 2010. This income tax net benefit consists of a $102,000 reduction of a deferred tax asset valuation allowance to offset liabilities associated with an uncertain tax position and a $41,000 reduction of the liability for the same uncertain tax position, offset by $13,000 of income tax expense recorded for estimated penalties and interest associated with other uncertain tax positions.

During the three months ended March 31, 2009, we recorded an income tax expense of $27,000 primarily due to interest and penalties accrued under U.S. GAAP for uncertain tax positions.

Our statutory tax rate is 38.5% and consists of the federal income tax rate of 34% and the North Carolina state income tax rate of 4.5%, net of the federal benefit.

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of March 31, 2010, our principal sources of liquidity were cash and cash equivalents totaling $2.79 million, trade accounts receivable of $1.71 million, and inventory of $4.28 million, as compared to cash and cash equivalents totaling $7.41 million, trade accounts receivable of $1.04 million, and inventory of $3.34 million as of December 31, 2009. During the three months ended March 31, 2010, we purchased $5.05 million of highly liquid U.S. government agency securities that we have classified as held-to-maturity long-term assets on our consolidated balance sheets due to our positive intention and ability to hold these securities until their maturity dates.

During the three months ended March 31, 2010, our working capital decreased by approximately $3.22 million to $8.22 million from $11.44 million at December 31, 2009. As described more fully below, the decrease in working capital at March 31, 2010 is primarily attributable to cash invested in long-term investments, a decrease in note receivable, and increases in accrued expenses, offset in part by increases in trade accounts receivable, interest receivable, and reclassifications of inventory between short-term and long-term.

During the three months ended March 31, 2010, $489,000 of cash was provided by operations primarily as a result of our net income of $298,000, a net decrease in inventory of $639,000, and an increase in accrued cooperative advertising of $138,000, which more than offset a net increase in trade accounts receivable of $665,000. Accounts receivable increased primarily due to higher sales during the quarter.

We purchased $289,000 of raw material during the three months ended March 31, 2010 in partial satisfaction of outstanding purchase commitments with Cree, as discussed below. Our raw material inventories of SiC crystals are purchased under exclusive supply agreements with a limited number of suppliers. Because the supply agreements restrict the sale of these crystals exclusively to us, the suppliers negotiate minimum purchase commitments with us that, combined with our reduced sales, have resulted in levels of inventories that are higher than we might otherwise maintain. Our current rate of sales and our high level of inventory resulted in $34.21 million of our inventories being classified as long-term assets at March 31, 2010.

Our Amended and Restated Exclusive Supply Agreement with Cree, or the Cree Exclusive Supply Agreement, for the supply of SiC crystals expires in July 2015. In connection with the Cree Exclusive Supply Agreement, we have committed to purchase from Cree a minimum of 50%, by dollar volume, of our raw material SiC crystal requirements. If our orders require Cree to expand beyond specified production levels, we must commit to purchase certain minimum quantities. In September 2008, we entered into an agreement with Cree to delay our commitment to purchase $710,000 of SiC crystals during the fourth quarter of 2008. Effective March 22, 2010, we entered into a letter agreement with Cree in connection with the Cree Exclusive Supply Agreement under which we agreed to purchase approximately $1.2 million of SiC crystals over a period of approximately eight months in 2010 to satisfy this existing purchase commitment and to preserve the exclusivity terms of the Cree Exclusive Supply Agreement.

Under an Exclusive Supply Agreement with Norstel, or the Norstel Exclusive Supply Agreement, for the supply of raw material SiC crystals, our minimum purchase commitment from Norstel was to continue until (i) we purchased an aggregate amount of approximately $7.9 million of SiC crystals, or (ii) September 26, 2011, whichever occurs first. We have purchased $550,000 of SiC crystals since inception of the Norstel Exclusive Supply Agreement.

As part of the Norstel Exclusive Supply Agreement, we advanced $400,000 to Norstel in 2005 for the purchase of certain equipment. The balance on the advance as of September 30, 2009 was $224,627. In December 2009, we received notification from Norstel that it had reached an agreement in principle with a new investor. This agreement was conditioned upon Norstel initiating a company reorganization that would involve unsecured creditors’ acceptance of a composition offer to receive 25% of outstanding debts as payment in full. As a result, we recorded a reserve of $170,000 on the advance in the fourth quarter of 2009. Though we did not consent to the composition offer, we received notice in January 2010 that the District Court of Norrköping had approved it, and we received a cash payment of $56,127 in February 2010. It is our position that, as a result of the failure of Norstel to repay the advance in full as stipulated in the Norstel Exclusive Supply Agreement, we have no further purchase obligations under the agreement.

Despite current period operating income, we did not make any income tax payments during the three months ended March 31, 2010 due to our net operating loss carryforwards. As of March 31, 2010, we have $434,000 of remaining federal income tax credits, $102,000 of which expire between 2014 and 2016 and the balance without an expiration, which can be carried forward to offset future income tax. As of March 31, 2010, we also had a federal operating loss carryforward of approximately $5.3 million expiring between 2028 and 2029, which can be used to offset against future federal taxable income, and a North Carolina tax net operating loss carryforward of approximately $9.8 million expiring between 2015 and 2024, which can be offset against future state taxable income.

In November 2009, our Board of Directors authorized a repurchase program for up to 1,000,000 shares of our common stock through August 12, 2010. Repurchases can be made in the open market or in privately negotiated transactions. We expect to use available cash to finance these purchases and will determine the timing and amount of stock repurchases based on our evaluation of market conditions and other factors. As of March 31, 2010, there remained 958,330 shares of our common stock approved for repurchase under the repurchase program. During the three months ended March 31, 2010, we repurchased no shares.

Our future capital requirements and the adequacy of available funds will depend on many factors, including the risk factors described in more detail in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009. Based on our cash and cash equivalents and other working capital, management believes that our existing capital resources are adequate to satisfy our capital requirements for at least the next 12 months, provided that there are no extraordinary events and that economic conditions impacting consumer spending do not further deteriorate and adversely affect the demand for moissanite. There can be no assurance that the efforts taken to date and future actions will be able to withstand the impact of any economic downturn that extends deeper or longer than we currently anticipate, or that any strategic efforts by our management to increase sales will be successful. Under these conditions, our operations and other sources of funds may not be sufficient to fund our operations, and we may be required to seek alternative sources of funding. There is no assurance, however, that we will be able to obtain financing on acceptable terms, or at all, especially in light of the ongoing turmoil in the financial markets.

Recent Developments

On April 21, 2010, we entered into a manufacturing/distribution agreement and licensing agreement, or the Agreement, effective April 19, 2010, with Frederick Goldman, Inc., or Goldman. The Agreement sets forth the terms and conditions of the sale of moissanite jewels by us to Goldman to be used by Goldman in the manufacturing of jewelry for the exclusive sale and distribution to one of Goldman’s customers as part of a test program. If the test program does not begin by a certain date, or if Goldman’s customer does not purchase merchandise from Goldman beyond the initial test program merchandise by a certain date, then Goldman’s exclusive distribution rights will terminate and revert to non-exclusive rights. Otherwise, Goldman’s exclusive distribution rights will automatically renew on an annual basis for so long as Goldman satisfies its annual purchase commitment from us. As part of the Agreement, we granted a non-exclusive license to Goldman to use certain of our trademarks. The Agreement also contains other customary terms and conditions.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Not applicable.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. During the three months ended March 31, 2010, we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or to which any of the Company’s property is subject.

Item 1A.	Risk Factors

We discuss in our Annual Report on Form 10-K for the year ended December 31, 2009 various risks that may materially affect our business. For the three months ended March 31, 2010, there were no material changes to such risks.

Item 6.	Exhibits

The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description
10.1	Corporate Incentive Plan, effective January 1, 2010 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on March 23, 2010)

10.2
Letter Agreement, effective March 22, 2010, between Cree, Inc. and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the year ended December 31, 2009)*

10.3	Director Compensation Structure, effective November 11, 2009 (incorporated herein by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2009)

10.4	Independent Contractor Agreement, effective as of July 1, 2009, by and between Charles & Colvard, Ltd. and Neil Boss, as supplemented through February 26, 2010

18.1	Preferability Letter from Frazer Frost, LLP regarding change in accounting principle

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Asterisks located within the exhibit denote information which has been redacted pursuant to a request for confidential treatment filed with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARLES & COLVARD, LTD.

	By:	/s/ Randy N. McCullough
May 14, 2010		Randy N. McCullough
President and Chief Executive Officer

	By:	/s/ Timothy L. Krist
May 14, 2010		Timothy L. Krist
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Corporate Incentive Plan, effective January 1, 2010 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on March 23, 2010)

10.2
Letter Agreement, effective March 22, 2010, between Cree, Inc. and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the year ended December 31, 2009)*

10.3	Director Compensation Structure, effective November 11, 2009 (incorporated herein by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2009)

10.4	Independent Contractor Agreement, effective as of July 1, 2009, by and between Charles & Colvard, Ltd. and Neil Boss, as supplemented through February 26, 2010

18.1	Preferability Letter from Frazer Frost, LLP regarding change in accounting principle

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Asterisks located within the exhibit denote information which has been redacted pursuant to a request for confidential treatment filed with the SEC.