Form 10-Q
period 2010-06-30
CHARLES & COLVARD LTD
filed 2010-08-13
CIK 1015155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q
_________________
(Mark One)
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

As of August 11, 2010, there were approximately 19,256,961 shares of the registrant’s common stock, no par value per share, outstanding.

CHARLES & COLVARD, LTD.

FORM 10-Q
For the Quarterly Period Ended June 30, 2010

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010 (unaudited)	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$3,068,373	$7,405,685
Accounts receivable, net	2,587,671	1,043,296
Interest receivable	22,607	65
Note receivable, net	-	54,627
Inventory, net	7,084,120	3,340,712
Prepaid expenses and other assets	320,592	188,812
Total current assets	13,083,363	12,033,197
Held-to-maturity investments	5,050,358	-
Inventory, non-current, net	31,055,303	35,785,205
Property and equipment, net	243,563	218,418
Patent and license rights, net	246,559	260,548
Deferred income taxes, non-current	102,443	-
Other assets, non-current	1,990	1,990
TOTAL ASSETS	$49,783,579	$48,299,358

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$453,759	$265,439
Accrued cooperative advertising	483,500	173,000
Accrued expenses and other liabilities	159,739	157,954
Total current liabilities	1,096,998	596,393
Long-term liabilities:
Accrued income taxes	1,049,084	1,058,659
Total liabilities	2,146,082	1,655,052
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value	53,075,542	52,906,459
Additional paid-in capital – share-based compensation	6,601,135	6,411,727
Accumulated deficit	(12,039,180)	(12,673,880)
Total shareholders’ equity	47,637,497	46,644,306
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$49,783,579	$48,299,358

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales	$3,328,629	$1,320,207	$6,182,304	$3,805,395
Costs and expenses:
Cost of goods sold	1,399,264	697,623	2,458,245	1,797,712
Sales and marketing	575,015	496,425	1,161,613	830,391
General and administrative	1,021,802	1,220,650	2,045,467	3,329,042
Research and development	8,993	135,511	50,850	345,691
Total costs and expenses	3,005,074	2,550,209	5,716,175	6,302,836
Income (loss) from operations	323,555	(1,230,002)	466,129	(2,497,441)
Interest income	31,796	8,587	58,318	18,848
Interest expense	(1,089)	-	(1,765)	-
Income (loss) before income taxes	354,262	(1,221,415)	522,682	(2,478,593)
Income tax net benefit (expense)	(17,947)	(17,815)	112,018	(44,917)
Net income (loss)	$336,315	$(1,239,230)	$634,700	$(2,523,510)

Net income (loss) per common share:
Basic	$0.02	$(0.07)	$0.03	$(0.14)
Fully diluted	$0.02	$(0.07)	$0.03	$(0.14)

Weighted average number of shares used in computing net income (loss) per common share:
Basic	19,148,074	18,607,517	19,084,107	18,492,690
Fully diluted	19,409,154	18,607,517	19,321,801	18,492,690

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$634,700	$(2,523,510)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	65,401	84,939
Amortization of bond premium	6,632	-
Share-based compensation	193,093	308
Provision for uncollectible accounts	20,000	166,600
Provision for sales returns	(25,000)	(135,000)
Provision for inventory reserves	(567,000)	-
Provision (benefit) for deferred income taxes	(102,443)	112,759
Changes in assets and liabilities:
Accounts receivable	(1,539,375)	2,085,599
Interest receivable	(22,542)	-
Income tax receivable	-	2,074,420
Note receivable	54,627	-
Inventory	1,553,494	1,404,893
Other assets, net	(131,780)	107,165
Accounts payable	188,320	(1,236,683)
Deferred revenue	-	(171,181)
Accrued cooperative advertising	310,500	(228,163)
Accrued income taxes	(9,575)	-
Other accrued liabilities, net	1,785	(176,236)
Net cash provided by operating activities	630,837	1,565,910

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(66,519)	-
Purchases of long-term investments	(5,056,990)	-
Patent and license rights costs	(10,038)	(4,861)
Net cash used in investing activities	(5,133,547)	(4,861)

CASH FLOWS FROM FINANCING ACTIVITIES:
Excess tax cost from share-based payment arrangements	-	(110,477)
Stock option exercises	165,398	-
Net cash provided by financing activities	165,398	(110,477)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,337,312)	1,450,572
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,405,685	5,587,144
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,068,373	$7,037,716

Supplemental schedule of non-cash operating activities:
Inventory acquired from settlement of accounts receivable	$-	$1,274,240

See Notes to Condensesd Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	DESCRIPTION OF BUSINESS

Charles & Colvard, Ltd. (the “Company”), a North Carolina corporation founded in 1995, manufactures, markets, and distributes Charles & Colvard Created Moissanite® jewels (hereinafter referred to as moissanite or moissanite jewels) for sale in the worldwide jewelry market. Moissanite, also known by its chemical name of silicon carbide (“SiC”), is a rare mineral first discovered in a meteor crater. Because naturally occurring SiC crystals are too small for commercial use, larger crystals must be grown in a laboratory. Leveraging the Company’s advantage of being the sole source worldwide of lab-created moissanite jewels, the Company’s strategy is to establish itself with reputable, high-quality, and sophisticated brands and to position moissanite as an affordable, luxurious alternative to other gemstones, such as diamond. The Company believes this is possible due to moissanite’s exceptional brilliance, fire, luster, durability, and rarity like no other jewel available on the market. The Company primarily sells loose moissanite jewels to jewel distributors and jewelry manufacturers, although it has also begun to wholesale finished moissanite jewelry.

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation - The accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, the unaudited statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2010.

The condensed consolidated financial statements as of and for the three and six months ended June 30, 2010 and 2009 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of December 31, 2009 is obtained from the audited financial statements as of that date. The balance sheet as of December 31, 2009, the statements of operations for the three and six months ended June 30, 2009, and the statement of cash flows for the six months ended June 30, 2009 have been adjusted for a change in accounting for inventories discussed below. The accompanying statements should be read in conjunction with the audited financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 29, 2010 (the “2009 Annual Report”).

The accompanying condensed consolidated balance sheets as of June 30, 2010 and December 31, 2009, the condensed consolidated statements of operations for the three and six months ended June 30, 2010 and 2009, and the condensed consolidated statements of cash flows for the six months ended June 30, 2010 and 2009 include the accounts of the Company and its wholly owned subsidiary in Hong Kong, Charles & Colvard (HK) Ltd., which became a dormant entity in the second quarter of 2009 and the operations of which ceased in 2008. All intercompany accounts have been eliminated.

All of the Company’s activities are within a single reportable segment. The following presents certain data by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales
United States	$1,824,342	$689,773	$3,470,747	$2,418,277
International	1,504,287	630,434	2,711,557	1,387,118
Total	$3,328,629	$1,320,207	$6,182,304	$3,805,395

	June 30, 2010	December 31, 2009
Property and equipment, net
United States	$243,563	$218,418
International	-	-
Total	$243,563	$218,418

	June 30, 2010	December 31, 2009
Patent and license rights, net
United States	$81,340	$85,496
International	165,219	175,052
Total	$246,559	$260,548

Significant Accounting Policies - In the opinion of the Company’s management, other than a change in method of accounting for inventories, the significant accounting policies used for the three and six months ended June 30, 2010 are consistent with those used for the year ended December 31, 2009. Accordingly, please refer to the 2009 Annual Report for the Company’s significant accounting policies.

Inventories - In April 2010, the Company changed its method of accounting for inventories from the first-in, first-out (“FIFO”) method to the average cost method. The Company believes that the average cost method is preferable on the basis that it conforms to the manner in which the Company operationally manages its inventories and evaluates wholesale and retail pricing. In addition, the Company is shifting the focus of its business from solely a loose jewel manufacturer to a jewelry manufacturer, and it now considers its peers to be jewelry manufacturers and retailers. Many of these peers utilize the average cost method for valuing their inventories, and this change makes the Company’s inventory reporting more consistent to improve comparability among the peer companies. The change was effective January 1, 2010, and prior periods have been retrospectively adjusted for comparative purposes. See Note 5, “Change in Method of Accounting,” for additional details.

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

Milestone Method of Revenue Recognition. In April 2010, the FASB issued new U.S. GAAP guidance on defining and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as achieving a specific result from the research or development efforts. An entity often recognizes these milestone payments as revenue in their entirety upon achieving the related milestone, commonly referred to as the milestone method. The new guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010 with early adoption permitted. The Company does not expect the adoption of this guidance to have an effect on its consolidated financial statements.

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. In July 2010, the FASB issued new U.S. GAAP guidance that requires an entity to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses and the credit quality of its financing receivables. Short-term trade accounts receivable or receivables measured at fair value or the lower of cost or fair value are excluded. The new guidance is effective for interim and annual reporting periods ending on or after December 15, 2010. The Company does not expect the adoption of this guidance to have an effect on its consolidated financial statements.

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

The following table summarizes information about held-to-maturity investments at June 30, 2010:

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
U.S. government agency securities	$5,050,358	$5,119	$5,055,477

As of June 30, 2010, the estimated fair value of the investments was greater than the amortized cost. Because management intends to hold the investments until their maturity dates, this unrealized gain was not recorded in the consolidated financial statements.

The maturities of held-to-maturity investments at June 30, 2010 are as follows:

	After 2 Years through 3 Years	After 3 Years through 4 Years	After 4 Years through 5 Years	Total
U.S. government agency securities	$1,509,362	$2,780,841	$760,155	$5,050,358

4.	FAIR VALUE MEASUREMENTS

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

The Company evaluates assets and liabilities subject to fair value measurements on a recurring and non-recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by the Company. The instruments identified as subject to fair value measurements on a recurring basis are cash and cash equivalents, trade accounts receivable, held-to-maturity investments, trade accounts payable, and accrued expenses. All instruments other than held-to-maturity investments are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments. As of June 30, 2010, the Company’s held-to-maturity investments utilized Level 2 inputs of similar investments traded on active securities exchanges.

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

In April 2010, the Company changed its method of accounting for inventories from the FIFO method to the average cost method effective as of January 1, 2010. Accounts affected by this change are net inventories, accumulated deficit, and cost of goods sold. Prior periods have been retrospectively adjusted for comparative purposes.

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

Components of the Company’s consolidated statements of income for the three months ended June 30, 2009 adjusted for the effect of the change from the FIFO method to the average cost method are as follows:

	Three Months Ended June 30, 2009
	As Reported	Adjustment	As Adjusted
Costs and expenses:
Cost of goods sold	$649,654	$47,969	$697,623
Total costs and expenses	2,502,240	47,969	2,550,209
Loss from operations	(1,182,033)	(47,969)	(1,230,002)
Loss before income taxes	(1,173,446)	(47,969)	(1,221,415)
Net loss	(1,191,261)	(47,969)	(1,239,230)

Net loss per common share:
Basic	$(0.06)	$(0.01)	$(0.07)
Fully diluted	$(0.06)	$(0.01)	$(0.07)

Components of the Company’s consolidated statements of income for the six months ended June 30, 2009 adjusted for the effect of the change from the FIFO method to the average cost method are as follows:

	Six Months Ended June 30, 2009
	As Reported	Adjustment	As Adjusted
Costs and expenses:
Cost of goods sold	$1,731,963	$65,749	$1,797,712
Total costs and expenses	6,237,087	65,749	6,302,836
Loss from operations	(2,431,692)	(65,749)	(2,497,441)
Loss before income taxes	(2,412,844)	(65,749)	(2,478,593)
Net loss	(2,457,761)	(65,749)	(2,523,510)

Net loss per common share:
Basic	$(0.13)	$(0.01)	$(0.14)
Fully diluted	$(0.13)	$(0.01)	$(0.14)

Components of the Company’s consolidated statements of cash flows for the six months ended June 30, 2009 adjusted for the effect of the change from the FIFO method to the average cost method are as follows:

	Six Months Ended June 30, 2009
	As Reported	Adjustment	As Adjusted
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,457,761)	$(65,749)	$(2,523,510)
Changes in assets and liabilities:
Inventory	1,339,144	65,749	1,404,893
Net cash provided by operating activities	1,565,910	-	1,565,910

Had the Company not changed its method of accounting for inventories from the FIFO method to the average cost method, total net inventories as of June 30, 2010 would have been approximately $114,000 lower. Cost of goods sold would have been approximately $49,000 and $114,000 higher than reported for the three and six months ended June 30, 2010, respectively, resulting in approximately $45,000 and $109,000 of lower income from operations for the three and six months ended June 30, 2010, respectively. Income tax expense would have been approximately $2,000 less for the three and six months ended June 30, 2010. Both basic and fully diluted earnings per share would have been unchanged for both the three and six months ended June 30, 2010.

6.	INVENTORIES

The Company’s total net inventories consisted of the following as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Raw materials	$6,954,015	$6,131,435
Work-in-process	1,781,062	1,714,945
Finished goods	28,344,760	30,153,698
Finished goods on consignment	1,059,586	1,125,839
Totals	$38,139,423	$39,125,917

Current portion	$7,084,120	$3,340,712
Non-current portion	31,055,303	35,785,205
Totals	$38,139,423	$39,125,917

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

The Company has historically sold one grade of jewel that is classified as very good (“VG”) and consists of near-colorless jewels that meet certain standards. Previously, only VG jewels were valued in inventory. During the first quarter of 2010, the Company began a project of sorting its jewels into multiple grades and has identified several customers for the sale of lower grades of loose jewels and finished jewelry containing these jewels. As a result, various overhead costs associated with this inventory are now being capitalized.

Obsolescence is not a factor in the Company’s loose jewel inventory valuation. The Company’s jewels do not degrade over time and inventory generally consists of the cuts and sizes most commonly used in the jewelry industry. In addition, the majority of jewel inventory is not mounted in finished jewelry settings and is therefore not subject to fashion trends. The Company has very small market penetration in the worldwide jewelry market, and the Company has the exclusive right in the United States through mid-2015 and in many other countries through mid-2016 to produce and sell lab-created SiC for use in jewelry applications. In view of the foregoing factors, management has concluded that no excess or obsolete inventory reserve requirements exist as of June 30, 2010.

All inventories are carefully reviewed for quality standards before they are entered into finished goods. As conditions warrant, the Company’s grading standards change. The Company reviews the inventory on an ongoing basis to ensure its inventory meets current quality standards.

Periodically, the Company ships loose-jewel and jewelry finished goods inventory to customers on consignment, or “memo,” terms. For shipments on memo terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. Finished goods on consignment at June 30, 2010 and December 31, 2009 are net of a reserve of $15,000 to allow for certain loose jewels and jewelry on consignment with customers that may not be returned or may be returned in a condition that does not meet the Company’s current grading standards. Finished goods on consignment at December 31, 2009 also include a reserve of $132,000 to allow for certain jewelry on consignment at a customer that had filed for Chapter 11 bankruptcy protection. This reserve was zero at June 30, 2010.

Total net loose jewel inventories at June 30, 2010 and December 31, 2009, including inventory on consignment net of reserves, were $36,100,713 and $37,391,853, respectively. The loose jewel inventories at June 30, 2010 and December 31, 2009 include a reserve of $400,000 to allow for the carat weight loss associated with the possible future re-cutting of a portion of the inventory to achieve higher quality standards. To date, no portion of the loose jewel inventories has been re-cut. The loose jewel inventories at June 30, 2010 also include an $18,000 inventory shrinkage reserve. The need for adjustments to reserves is evaluated on a period-by-period basis.

Jewelry inventories consist primarily of finished goods, the majority of which the Company acquired as part of the January 2009 settlement agreement with a former customer to reduce the outstanding receivable to the Company. Due to the lack of a plan to market this inventory at that time, a jewelry inventory reserve was established to reduce the majority of the jewelry inventory value to scrap value, or the amount the Company would expect to obtain by melting the gold in the jewelry and returning to loose-jewel finished goods inventory those jewels that meet grading standards. This reserve was $900,000 and $1,348,000 at June 30, 2010 and December 31, 2009, respectively. Total net jewelry inventories at June 30, 2010 and December 31, 2009, including inventory on consignment net of reserves, were $1,933,920 and $1,634,049, respectively.

7.	INCOME TAXES

During 2008, the Company recorded a valuation allowance against certain deferred tax assets. Due to continued uncertainty over sufficient future taxable income to fully use these deferred tax assets, the Company did not record an income tax benefit for the losses incurred during the three and six months ended June 30, 2009. However, because of the availability of operating loss carryforwards that are netted against a valuation allowance, the Company also did not recognize an income tax expense for income generated during the three and six months ended June 30, 2010.

The Company recognized approximately $18,000 of income tax expense during each of the three months ended June 30, 2010 and 2009 for estimated tax, penalties, and interest associated with uncertain tax positions. The Company recognized approximately $112,000 of income tax net benefit during the six months ended June 30, 2010. This income tax net benefit consists of a $102,000 reduction of a deferred tax asset valuation allowance to offset liabilities associated with an uncertain tax position and a $41,000 reduction of the liability for the same uncertain tax position, offset by $31,000 of income tax expense recorded for estimated tax, penalties, and interest associated with other uncertain tax positions.

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

The future minimum lease payments of the Company are $81,000 in 2010 and $95,000 in 2011, totaling $176,000. Rent expense for the three months ended June 30, 2010 and 2009 was approximately $55,000 and $40,000, respectively. Rent expense for the six months ended June 30, 2010 and 2009 was approximately $110,000 and $82,000, respectively.

Purchase Commitments

On June 6, 1997, the Company entered into an amended and restated exclusive supply agreement with Cree, Inc. (“Cree”). The exclusive supply agreement had an initial term of ten years that was extended in January 2005 to July 2015. In connection with the amended and restated exclusive supply agreement, the Company has committed to purchase from Cree a minimum of 50%, by dollar volume, of its raw material SiC crystal requirements. If the Company’s orders require Cree to expand beyond specified production levels, the Company must commit to purchase certain minimum quantities. Effective March 22, 2010, the Company entered into a letter agreement with Cree in connection with the amended and restated exclusive supply agreement under which the Company agreed to purchase, over a period of approximately eight months in 2010, approximately $1.17 million of SiC crystals that Cree had previously manufactured under a 2007 purchase commitment. During the three and six months ended June 30, 2010, the Company purchased $567,000 and $856,000 in SiC raw materials, respectively, resulting in a remaining purchase commitment of approximately $312,000 at June 30, 2010.

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

On June 21, 2010, the Company received a letter from Norstel disputing the Company’s position and stating that, as a result of its agreement with Cree to purchase SiC crystals in 2010 to satisfy the existing 2007 purchase commitment with Cree, the Company is obliged to purchase approximately $800,000 of material from Norstel over the same period. Furthermore, the letter states that failure to do so will constitute a material breach of the exclusive supply agreement. The Company is currently in discussions with Norstel in an attempt to amicably resolve this dispute.

9.	SHARE-BASED COMPENSATION

The following table summarizes the components of the Company’s share-based compensation included in net income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Employee stock options	$14,305	$474	$47,355	$(160,456)
Restricted stock awards	71,303	80,444	145,738	160,764
Income tax benefit	(25,771)	(28,968)	(52,674)	(22,442)
Total	$59,837	$51,950	140,419	$(22,134)

Due to the Company’s valuation allowance against deferred tax assets, all of the above income tax benefit was reserved as of June 30, 2010.

No share-based compensation was capitalized as a cost of inventory during the three and six months ended June 30, 2010 and 2009. Compensation costs on employee stock options decreased $180,000 during the six months ended June 30, 2009 due to the February 2009 termination of three executive officers.

Stock Options - The following is a summary of the stock option activity for the six months ended June 30, 2010:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2009	790,009	$2.88
Granted	72,500	$1.76
Exercised	(130,325)	$1.27
Canceled	(36,183)	$6.86
Outstanding, June 30, 2010	696,001	$2.86

The fair value of each option grant is estimated on the grant date using the Black-Scholes-Merton option pricing model. The valuations of options granted during the six months ended June 30, 2010 were based on the following weighted average assumptions:

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

The following table summarizes information about stock options outstanding at June 30, 2010:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Balance as of 6/30/2010	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 6/30/2010	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 6/30/2010	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
696,001	7.05	$2.86	359,862	4.90	$4.81	672,032	6.97	$2.93

As of June 30, 2010, the unrecognized share-based compensation expense related to unvested stock options was approximately $152,000, which is expected to be recognized over a weighted average period of approximately 29 months.

The aggregate intrinsic value of options outstanding, exercisable, and vested or expected to vest at June 30, 2010 was $924,486, $247,420, and $882,079, respectively. This amount is before applicable income taxes and represents the closing market price of the Company’s common stock at June 30, 2010 less the grant price, multiplied by the number of options that have a grant price that is less than the closing market price. This amount represents the amount that would have been received by the optionees had these options been exercised on that date. During the three and six months ended June 30, 2010, the aggregate intrinsic value of options exercised was $128,337 and $135,262, respectively.

Restricted Stock - The following is a summary of the restricted stock activity for the six months ended June 30, 2010:

	Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2009	636,908	$0.48
Granted	108,512	$2.35
Vested	(636,908)	$0.48
Canceled	-	$-
Unvested, June 30, 2010	108,512	$2.35

As of June 30, 2010, the unrecognized share-based compensation expense related to unvested restricted stock was approximately $226,000, which is expected to be recognized over a weighted average period of approximately eleven months.

Dividends - The Company has not paid any cash dividends in the current year through June 30, 2010.

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

The following table reconciles the differences between the basic and diluted earnings per share presentations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$336,315	$(1,239,230)	$634,700	$(2,523,510)

Denominator:
Weighted average common shares outstanding:
Basic	19,148,074	18,607,517	19,084,107	18,492,690
Stock options	261,080	-	237,694	-
Diluted	19,409,154	18,607,517	19,321,801	18,492,690

Net income (loss) per common share:
Basic	$0.02	$(0.07)	$0.03	$(0.14)
Diluted	$0.02	$(0.07)	$0.03	$(0.14)

For the three months ended June 30, 2010 and 2009, stock options to purchase approximately 306,000 and 633,000 shares, respectively, were excluded from the computation of diluted net income (loss) per common share because the exercise price of the options was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to net income (loss) per common share. For the six months ended June 30, 2010 and 2009, stock options to purchase approximately 306,000 and 674,000 shares, respectively, were excluded from the computation of diluted net income (loss) per common share because the exercise price of the options was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to net income (loss) per common share.

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

As of June 30, 2010, four customers accounted for 34%, 22%, 14%, and 11% of trade accounts receivable, respectively. As of December 31, 2009, two customers accounted for 18% and 13% of trade accounts receivable, respectively.

A significant portion of sales is derived from certain customer relationships. The following is a summary of customers that represent greater than or equal to 10% of total gross sales:

	Three Months Ended June 30,
	2010	2009
Customer A	27%	-
Customer B	25%	-
Customer C	13%	11%
Customer D	3%	14%
Customer E	-	21%

	Six Months Ended June 30,
	2010	2009
Customer A	15%	-
Customer B	14%	-
Customer C	17%	11%
Customer E	-	15%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Statements expressing expectations regarding our future and projections relating to products, sales, revenues, and earnings are typical of such statements and are made under the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations, and contentions and are not historical facts and typically are identified by use of terms such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “continue,” and similar words, although some forward-looking statements are expressed differently.

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future. You should be aware that although the forward-looking statements included in this report represent management’s current judgment and expectations, our actual results may differ materially from those projected, stated, or implied in these forward-looking statements as a result of many factors including, but not limited to, the following:

•	Our future financial performance depends upon increased consumer acceptance and growth of sales of our products.
•	Our company has recently experienced significant leadership changes.
•	Our business and our results of operations could be materially adversely affected as a result of general economic and market conditions, including the current economic crisis.
•	We expect to remain dependent upon Cree, Inc., or Cree, for the supply of our silicon carbide, or SiC, crystals for the foreseeable future.
•	Norstel AB, or Norstel, has disputed our position regarding our purchase obligations under our Exclusive Supply Agreement with Norstel, or the Norstel Exclusive Supply Agreement.
•	We are currently substantially dependent on a limited number of distributors and jewelry manufacturers for the sale of our jewels in North America.
•	We face intense competition in the worldwide jewelry industry.
•	The financial difficulties or insolvency of one or more of our major customers could adversely affect results.
•	We are subject to certain risks due to our international distribution channels and vendors.
•	We rely upon our ability to protect our intellectual property.
•	Governmental regulation and oversight might adversely impact our operations.
•	Sales of moissanite jewelry could be dependent upon the pricing of precious metals, which is beyond our control.
•	Some anti-takeover provisions of our charter documents, agreements, and plans may delay or prevent a takeover of our company.
•	If we fail to evaluate, implement, and integrate strategic opportunities successfully, our business may suffer.

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

The following discussion is designed to provide a better understanding of our unaudited financial statements, including a brief discussion of our business and products, key factors that impacted our performance, and a summary of our operating results. The following discussion should be read in conjunction with the unaudited financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the condensed consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial

Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2009. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

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

We primarily sell loose moissanite jewels to some of the largest jewelry manufacturers and distributors in the world, which mount them into fine jewelry. We have also begun to wholesale finished moissanite jewelry. We have historically marketed moissanite to the self-purchasing woman as the perfect reward or indulgence to celebrate her achievements or milestones in her life. However, in 2009, we expanded our marketing message beyond the self-purchasing woman, and we are currently revising our messaging to expand moissanite’s global reach, increase market awareness of our moissanite jewels and finished moissanite jewelry through branding, develop additional marketing channels to the jewelry trade and the consumer, and help create a more compelling consumer value proposition that we believe will drive increased demand for our product.

We began to realize some initial successes from the implementation of our strategy and corresponding messaging in the first half of 2010. Though the current global economic recession continues to result in a significant slowdown in the retail environment, with the impact on the jewelry industry particularly severe, we believe that market conditions are stabilizing in the market segment in which we operate, and we have received increased order volume from a number of our major customers. Despite this, a number of major retailers continue to have excessive inventories of moissanite jewelry and have curtailed their purchases from jewelry manufacturers to which we sell our moissanite jewels. Therefore, during the first half of 2010, we focused our sales efforts on (i) supporting existing channel partners to improve sell-through to retailers and end consumers, including partnering with them more closely to formulate strategies designed to increase consumer awareness of moissanite; and (ii) identifying new channel partners that had no inventory overhang issues to open new markets, both domestically and internationally. As a result, our total net sales for the six months ended June 30, 2010 were 62% greater than total net sales during the same period of 2009, with loose jewel sales improving 78% period to period. Jewelry sales were 2% greater than the same period of 2009 as we worked to define new markets for finished jewelry featuring moissanite.

In addition, we achieved a $1.25 million reduction in operating expenses in the first six months of 2010 as a result of very tight cost control, as well as a non-recurrence of bad debt, severance, certain professional services including management fees paid pursuant to a professional services agreement, and research and development expenses that we incurred in the first six months of 2009.

Net income for the six months ended June 30, 2010 was $635,000, or $0.03 per diluted common share, compared with a net loss of $2.52 million, or $0.14 per diluted common share, for the same period of 2009. Net income for the six months ended June 30, 2010 included a $112,000 income tax net benefit resulting in part from the reduction of a deferred tax asset valuation allowance to offset liabilities associated with an uncertain tax position and a reduction of the liability for the same uncertain tax position. We did not recognize an income tax benefit for our operating losses during the first six months of 2009 due to the uncertainty of sufficient future taxable income to utilize our deferred tax assets.

Though we experienced a positive trend in the first half of 2010, we continue to operate in a challenging business environment. Therefore, our current priorities continue to be generating positive cash flow and strengthening our financial position through cost-reduction initiatives and selling down our inventory while we execute and refine our strategy developed under the leadership of our Chief Executive Officer, Randy McCullough. This strategy includes the growth of our core business with key jewelry manufacturers and distributors by partnering with them to create retail programs designed to increase market presence of moissanite jewels and finished jewelry; the development of leading global jewelry brands featuring moissanite; and a focus on the end consumer to convey the unique attributes and value proposition of the moissanite jewel. We believe that we have made much progress in building the right leadership team and defining the strategic roadmap that can significantly improve our business. We believe the results of these efforts will propel us to new heights of revenue growth and profitability, but we fully recognize the challenges of our business in the current economic environment.

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

In April 2010, we changed our method of accounting for inventories from the first-in, first-out, or FIFO, method to the average cost method. We believe that the average cost method is preferable on the basis that it conforms to the manner in which we operationally manage our inventories and evaluate wholesale and retail pricing. In addition, we are expanding the focus of our business from solely a loose jewel manufacturer to also a jewelry manufacturer, and we now consider our peers to be jewelry manufacturers and retailers. Many of these peers utilize the average cost method for valuing their inventories, and this change makes our inventory reporting more consistent to improve comparability among the peer companies. The change was effective January 1, 2010, and prior periods have been retrospectively adjusted for comparative purposes. See Note 5, “Change in Method of Accounting,” to our condensed consolidated financial statements in this report for additional details.

Results of Operations

The following table sets forth certain consolidated statements of operations data for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales	$3,328,629	$1,320,207	$6,182,304	$3,805,395
Costs and expenses:
Cost of goods sold	1,399,264	697,623	2,458,245	1,797,712
Sales and marketing	575,015	496,425	1,161,613	830,391
General and administrative	1,021,802	1,220,650	2,045,467	3,329,042
Research and development	8,993	135,511	50,850	345,691
Total costs and expenses	3,005,074	2,550,209	5,716,175	6,302,836
Income (loss) from operations	323,555	(1,230,002)	466,129	(2,497,441)
Interest income	31,796	8,587	58,318	18,848
Interest expense	(1,089)	-	(1,765)	-
Income (loss) before income taxes	354,262	(1,221,415)	522,682	(2,478,593)
Income tax net benefit (expense)	(17,947)	(17,815)	112,018	(44,917)
Net income (loss)	$336,315	$(1,239,230)	$634,700	$(2,523,510)

Net Sales

Net sales for the three and six months ended June 30, 2010 and 2009 comprise the following:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2010	2009	Dollars	Percent	2010	2009	Dollars	Percent
Loose jewels	$2,707,959	$994,650	$1,713,309	172%	$5,372,458	$3,023,619	$2,348,839	78%
Jewelry	609,817	322,323	287,494	89%	788,132	770,471	17,661	2%
Other	10,853	3,234	7,619	236%	21,714	11,305	10,409	92%
Total net sales	$3,328,629	$1,320,207	$2,008,422	152%	$6,182,304	$3,805,395	$2,376,909	62%

Net sales were $3.33 million for the three months ended June 30, 2010 compared to $1.32 million for the three months ended June 30, 2009, an increase of $2.01 million or 152%. Net sales were $6.18 million for the six months ended June 30, 2010 compared to $3.81 million for the six months ended June 30, 2009, an increase of $2.38 million or 62%. In the second quarter of 2010, carat sales of moissanite jewels and jewelry increased 291% to approximately 26,000 carats from 7,000 carats in the second quarter of 2009. Sales of moissanite jewelry represented 18% of total net sales in the second quarter of 2010 compared to 24% of total net sales in the second quarter of 2009. For the six months ended June 30, 2010, carat sales of moissanite jewels and jewelry increased 136% to approximately 46,000 carats from 20,000 carats in the same period of 2009. Sales of moissanite jewelry represented 13% of total net sales for the six months ended June 30, 2010 compared to 20% of total net sales in the same period of 2009. The majority of our moissanite jewelry sales in 2009 were to a certain retailer for sales at trunk show events, which were discontinued after September 2009. We have been pursuing new opportunities in finished jewelry in 2010, and as a result of those efforts, we have begun to experience an increase in jewelry sales. In the first half of 2010, jewelry sales were $788,000 compared to $770,000 in the same period in 2009, an increase of $18,000 or 2%. In the second quarter of 2010, the average selling price per carat for our sales of loose jewels decreased 12% from the second quarter of 2009. For the six months ended June 30, 2010, the average selling price per carat for our sales of loose jewels decreased 14% from the same period in 2009. These decreases primarily resulted from lower prices we implemented in December 2009 and special pricing in the second quarter of 2010 that we extended to support new customers launching in new markets. U.S. net sales accounted for approximately 55% and 52% of net sales during the three months ended June 30, 2010 and 2009, respectively, and approximately 56% and 64% of net sales during the six months ended June 30, 2010 and 2009, respectively.

U.S. net sales and carat shipments, which do not include shipments of consigned inventory, increased by 164% and 322%, respectively, for the three months ended June 30, 2010 as compared to the same period in 2009; and by 44% and 126%, respectively, for the six months ended June 30, 2010 as compared to the same period in 2009. U.S. sales increased during these periods primarily due to our continuing efforts to revitalize existing customer relationships as well as the addition of several new customers during the first half of 2010. As our management team continues to reposition moissanite and explore new opportunities for our product, including finished jewelry featuring moissanite, we anticipate orders and related sales will continue to improve in 2010. However, as existing retailers evaluate their businesses within the current economic environment, we are at risk that some retailers may not be able to achieve acceptable financial performance and may choose not to continue selling moissanite jewelry.

Our two largest U.S. customers during the three months ended June 30, 2010 accounted for 25% and 13%, respectively, of our total sales compared to 0% and 11%, respectively, during the same period of 2009. A third U.S. customer accounted for 21% of our sales in the same period of 2009 but did not account for a significant percentage of our sales during the three months ended June 30, 2010. No additional U.S. customers accounted for more than 10% of sales in the second quarter of 2010 or 2009. Our two largest U.S. customers during the six months ended June 30, 2010 accounted for 17% and 14%, respectively, of our total sales compared to 11% and 0%, respectively, during the same period of 2009. A third U.S. customer accounted for 15% of our sales in the same period of 2009 but did not account for a significant percentage of our sales during the six months ended June 30, 2010. No additional U.S. customers accounted for more than 10% of sales in the six months ended June 30, 2010 or 2009. We expect that we will remain dependent on our ability and that of our largest customers to maintain and enhance their retail programs. A change in or loss of any of these customer or retailer relationships could have a material adverse effect on our results of operations.

International net sales and carat shipments, which do not include shipments of consigned inventory, increased by 139% and 270%, respectively, for the three months ended June 30, 2010 as compared to the same period in 2009; and by 95% and 147%, respectively, for the six months ended June 30, 2010 as compared to the same period in 2009. International sales primarily increased during the three months ended June 30, 2010 due to the acquisition of a new customer in Russia and during the six months ended June 30, 2010 due to the acquisition of new customers in India and Russia. Our largest international customer during the three months ended June 30, 2010 accounted for

27% of our total sales compared to 0% during the same period of 2009. A second international customer accounted for 14% of our sales in the same period of 2009 but did not account for a significant percentage of our sales during the three months ended June 30, 2010. Our largest international customer during the six months ended June 30, 2010 accounted for 15% of our total sales compared to 0% during the same period of 2009. No additional international customers accounted for more than 10% of sales in the six months ended June 30, 2010 or 2009. A portion of our international sales represents jewels sold internationally that will be re-imported to North American retailers. Our top three international distributors by sales volume during the three months ended June 30, 2010 were located in Russia, Hong Kong, and Italy; and our top three international distributors by sales volume during the six months ended June 30, 2010 were located in Russia, India, and Hong Kong.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2010	2009	Dollars	Percent	2010	2009	Dollars	Percent
Cost of goods sold	$1,399,264	$697,623	$701,641	101%	$2,458,245	$1,797,712	$660,533	37%

Cost of goods sold was $1.40 million for the three months ended June 30, 2010 compared to $698,000 for the three months ended June 30, 2009, an increase of $702,000 or 101%. Cost of goods sold was $2.46 million for the six months ended June 30, 2010 compared to $1.80 million for the six months ended June 30, 2009, an increase of $661,000 or 37%. Cost of goods sold primarily is composed of inventory sold during the period; inventory written off during the period due to ongoing quality reviews or through customer returns; salaries and benefits for personnel involved in preparing and shipping product to customers; an allocation of shared expenses such as rent, utilities, communication expenses, and depreciation related to preparing and shipping product to customers; and outbound freight charges.

Cost of goods sold increased for the three and six months ended June 30, 2010 primarily due to increased sales during the periods. These increased costs were offset in part by a decrease in inventory reserves of $471,000 and $567,000 for the three and six months ended June 30, 2010, respectively, due primarily to sales of jewelry subject to the reserves.

Sales and Marketing

Sales and marketing expenses for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2010	2009	Dollars	Percent	2010	2009	Dollars	Percent
Sales and marketing	$575,015	$496,425	$78,590	16%	$1,161,613	$830,391	$331,222	40%

Sales and marketing expenses were $575,000 for the three months ended June 30, 2010 compared to $496,000 for the three months ended June 30, 2009, an increase of $79,000 or 16%. Sales and marketing expenses were $1.16 million for the six months ended June 30, 2010 compared to $830,000 for the six months ended June 30, 2009, an increase of $331,000 or 40%.

The increase in sales and marketing expenses for the three and six months ended June 30, 2010 is primarily due to a $176,000 and $394,000, respectively, net increase in advertising expenses and a $6,000 reduction and $99,000 increase, respectively, in compensation costs, offset in part by a decrease of $91,000 and $105,000, respectively, in expenses associated with trunk shows at a certain retailer that were discontinued in September 2009 and lower general operating expenses. Our advertising expenses increased primarily due to increases in cooperative advertising of $168,000 and $455,000 for the three and six months ended June 30, 2010, respectively, resulting from additional marketing support we provided to new international customers to help increase our presence in the customers’ countries as well as a $128,000 reduction in first quarter 2009 expenses due to customers utilizing less cooperative advertising than estimated. Our cooperative advertising program reimburses a portion of our customers’ marketing costs based on the amount of their purchases from us and is subject to the customer providing us documentation of all advertising copy that includes our products. The $6,000 decrease in compensation costs for the three months ended June 30, 2010 as compared to the same period in 2009 is primarily attributable to $64,000 of severance expense in 2009, offset in part by increased salaries and benefits of $58,000 in 2010. The $99,000 increase in compensation costs for the six months ended June 30, 2010 as compared to the same period in 2009 is primarily attributable to $180,000 of previously recorded share-based compensation that was reversed during the first half of 2009 due to certain stock options not vesting for terminated employees, offset in part by decreases in salaries and benefits of $17,000 and severance expense of $64,000 in the first half of 2010.

General and Administrative

General and administrative expenses for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2010	2009	Dollars	Percent	2010	2009	Dollars	Percent
General and administrative	$1,021,802	$1,220,650	$(198,848)	-16%	$2,045,467	$3,329,042	$(1,283,575)	-39%

General and administrative expenses were $1.02 million for the three months ended June 30, 2010 compared to $1.22 million for the three months ended June 30, 2009, a decrease of $199,000 or 16%. General and administrative expenses were $2.05 million for the six months ended June 30, 2010 compared to $3.33 million for the six months ended June 30, 2009, a decrease of $1.28 million or 39%.

The decrease in general and administrative expenses for the three months ended June 30, 2010 is primarily due to a $375,000 reduction in professional services, consisting of $225,000 in management fees paid pursuant to a professional services agreement and $141,000 in reduced fees for legal services. This decrease is offset in part by increased compensation costs of $173,000, consisting primarily of increased salaries and bonus expense of $196,000 due to new executive leadership as well as the reversal of a $60,000 bonus accrual in the second quarter of 2009, offset by a decrease in severance expense of $30,000 from the same period in 2009. The decrease in general and administrative expenses for the six months ended June 30, 2010 is primarily due to a $1.01 million reduction in professional services, consisting of $575,000 in management fees paid pursuant to a professional services agreement and $376,000 in reduced fees for legal services; a $148,000 reduction in bad debt expense; and a $94,000 decrease in corporate insurance premiums.

Research and Development

Research and development expenses for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2010	2009	Dollars	Percent	2010	2009	Dollars	Percent
Research and development	$8,993	$135,511	$(126,518)	-93%	$50,850	$345,691	$(294,841)	-85%

Research and development expenses were $9,000 for the three months ended June 30, 2010 compared to $136,000 for the three months ended June 30, 2009, a decrease of $127,000 or 93%. Research and development expenses were $51,000 for the six months ended June 30, 2010 compared to $346,000 for the six months ended June 30, 2009, a decrease of $295,000 or 85%.

The decrease in research and development expenses during the three and six months ended June 30, 2010 is primarily attributable to $100,000 and $250,000, respectively, of expense associated with our December 2008 research and development agreement that required us to pay $50,000 per month through May 2009.

Interest Income

Interest income for the three and six months ended June 30, 2010 and 2009 is as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2010	2009	Dollars	Percent	2010	2009	Dollars	Percent
Interest income	$31,796	$8,587	$23,209	270%	$58,318	$18,848	$39,470	209%

Interest income was $32,000 for the three months ended June 30, 2010 compared to $9,000 for the three months ended June 30, 2009, an increase of $23,000 or 270%. Interest income was $58,000 for the six months ended June 30, 2010 compared to $19,000 for the six months ended June 30, 2009, an increase of $39,000 or 209%.

These increases resulted primarily from higher cash balances in 2010 and investments of cash in excess of operating requirements made in U.S. government agency securities during the first quarter of 2010 that carry higher yields than those of previous cash equivalent investments.

Provision for Income Taxes

During 2008, we recorded a valuation allowance against certain deferred tax assets. Due to continued uncertainty over sufficient future taxable income to fully use these deferred tax assets, we did not record an income tax benefit for the losses incurred during the three and six months ended June 30, 2009. However, because of the availability of operating loss carryforwards that are netted against a valuation allowance, we also did not recognize an income tax expense for income generated during the three and six months ended June 30, 2010. Until such time that the uncertainty is overcome, we do not expect to recognize income tax expense or benefit for operating income or loss in future periods.

Income tax expense of $18,000 for each of the three months ended June 30, 2010 and 2009 is due to estimated tax, penalties, and interest associated with uncertain tax positions. We recognized approximately $112,000 of income tax net benefit during the six months ended June 30, 2010. This income tax net benefit consists of a $102,000 reduction of a deferred tax asset valuation allowance to offset liabilities associated with an uncertain tax position and a $41,000 reduction of the liability for the same uncertain tax position, offset by $31,000 of income tax expense recorded for estimated tax, penalties, and interest associated with other uncertain tax positions. Income tax expense of $45,000 for the six months ended June 30, 2009 is due to the estimated tax, penalties, and interest associated with uncertain tax positions.

Our statutory tax rate is 38.5% and consists of the federal income tax rate of 34% and the North Carolina state income tax rate of 4.5%, net of the federal benefit.

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of June 30, 2010, our principal sources of liquidity were cash and cash equivalents totaling $3.07 million, trade accounts receivable of $2.59 million, and inventory of $7.08 million, as compared to cash and cash equivalents totaling $7.41 million, trade accounts receivable of $1.04 million, and inventory of $3.34 million as of December 31, 2009. During the six months ended June 30, 2010, we purchased $5.05 million of highly liquid U.S. government agency securities that we have classified as held-to-maturity long-term assets on our consolidated balance sheets due to our positive intention and ability to hold these securities until their maturity dates.

During the six months ended June 30, 2010, our working capital increased by approximately $550,000 to $11.99 million from $11.44 million at December 31, 2009. As described more fully below, the increase in working capital at June 30, 2010 is primarily attributable to reclassifications of inventory between short-term and long-term, a reduction in note receivable, and increases in trade accounts receivable and prepaid expenses and other assets, offset in part by cash invested in long-term investments, and increases in trade accounts payable and accrued expenses.

During the six months ended June 30, 2010, $631,000 of cash was provided by operations primarily as a result of our net income of $635,000, a net decrease in inventory of $986,000, and an increase in accrued cooperative advertising of $311,000, which more than offset a net increase in trade accounts receivable of $1.54 million. Accounts receivable increased primarily due to higher sales during the quarter.

We purchased $409,000 in precious metals and labor during the six months ended June 30, 2010 in connection with finished jewelry production. We also purchased $856,000 of raw material SiC crystals during the six months ended June 30, 2010 in partial satisfaction of outstanding purchase commitments with Cree, as discussed below. Our raw material inventories of SiC crystals are purchased under exclusive supply agreements with a limited number of suppliers. Because the supply agreements restrict the sale of these crystals exclusively to us, the suppliers negotiate minimum purchase commitments with us that, combined with our reduced sales, have resulted in levels of inventories that are higher than we might otherwise maintain. Our current rate of sales and our high level of inventory resulted in $31.06 million of our inventories being classified as long-term assets at June 30, 2010.

Our Amended and Restated Exclusive Supply Agreement with Cree, or the Cree Exclusive Supply Agreement, for the supply of SiC crystals expires in July 2015. In connection with the Cree Exclusive Supply Agreement, we have committed to purchase from Cree a minimum of 50%, by dollar volume, of our raw material SiC crystal requirements. If our orders require Cree to expand beyond specified production levels, we must commit to purchase certain minimum quantities. Effective March 22, 2010, we entered into a letter agreement with Cree in connection with the Cree Exclusive Supply Agreement under which we agreed to purchase, over a period of approximately eight months in 2010, approximately $1.17 million of SiC crystals that Cree had previously manufactured under a 2007 purchase commitment.

Under the Norstel Exclusive Supply Agreement, for the supply of SiC crystals, our minimum purchase commitment from Norstel was to continue until (i) we purchased an aggregate amount of approximately $7.9 million of SiC crystals, or (ii) September 26, 2011, whichever occurs first. We have purchased $550,000 of SiC crystals since inception of the Norstel Exclusive Supply Agreement.

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

Despite current period operating income, we did not make any income tax payments during the six months ended June 30, 2010 due to our net operating loss carryforwards. As of June 30, 2010, we have $434,000 of remaining federal income tax credits, $102,000 of which expire between 2014 and 2016 and the balance without an expiration, which can be carried forward to offset future income tax. As of June 30, 2010, we also had a federal operating loss carryforward of approximately $5.3 million expiring between 2028 and 2029, which can be used to offset against future federal taxable income, and a North Carolina tax net operating loss carryforward of approximately $9.8 million expiring between 2015 and 2024, which can be offset against future state taxable income.

In November 2009, our Board of Directors authorized a repurchase program for up to 1,000,000 shares of our common stock through August 12, 2010. On August 9, 2010, our Board of Directors authorized the extension of this program for an additional 12 months to August 12, 2011. Repurchases can be made in the open market or in privately negotiated transactions. We expect to use available cash to finance these purchases and will determine the timing and amount of stock repurchases based on our evaluation of market conditions and other factors. As of June 30, 2010, there remained 958,330 shares of our common stock approved for repurchase under the repurchase program. During the six months ended June 30, 2010, we repurchased no shares.

Our future capital requirements and the adequacy of available funds will depend on many factors, including the risk factors described in more detail in “Risk Factors” in this report and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009. Based on our cash and cash equivalents and other working capital, management believes that our existing capital resources are adequate to satisfy our capital requirements for at least the next 12 months.

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

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. During the three months ended June 30, 2010, we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 4T.	Controls and Procedures

Not applicable.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or to which any of the Company’s property is subject.

Item 1A.	Risk Factors

We discuss in our Annual Report on Form 10-K for the year ended December 31, 2009 various risks that may materially affect our business. Except as set forth below, there were no material changes to such risks.

Norstel has disputed our position regarding our purchase obligations under the Norstel Exclusive Supply Agreement. As part of the Norstel Exclusive Supply Agreement, we advanced Norstel $400,000 in 2005 for the purchase of certain equipment. In December 2009, we received notification from Norstel that it had reached an agreement in principle with a new investor. This agreement was conditioned upon Norstel initiating a company reorganization that would involve unsecured creditors’ acceptance of a composition offer to receive 25% of outstanding debts as payment in full. Though we did not consent to the composition offer, we received notice in January 2010 that the District Court of Norrköping had approved it, and we received a cash payment of $56,127 in February 2010. It is our position that, as a result of the failure of Norstel to repay the advance in full as stipulated in the Norstel Exclusive Supply Agreement, we have no further purchase obligations under the agreement.

On June 21, 2010, we received a letter from Norstel disputing our position and stating that, as a result of our agreement with Cree to purchase in 2010 approximately $1.17 million of SiC crystals that Cree had previously manufactured under a 2007 purchase commitment, we are obliged to purchase approximately $800,000 of material from Norstel over the same period. Furthermore, the letter states that failure to do so will constitute a material breach of the Norstel Exclusive Supply Agreement. Though we are currently in discussions with Norstel in an attempt to amicably resolve this dispute, there can be no assurance that Norstel will not pursue its position legally, which may result in legal defense costs that could have an adverse effect on our business, results of operations, and financial condition.

Item 5.	Other Information

On August 9, 2010, our Board of Directors authorized the extension of our share repurchase program for an additional 12 months. The program, which was originally authorized on November 13, 2009, now authorizes us to repurchase up to 1,000,000 shares of our common stock until August 12, 2011 in open market or in privately negotiated transactions. We expect to use available cash to finance these purchases and will determine the timing and amount of stock repurchases based on our evaluation of market conditions and other factors. We have no obligation to repurchase shares under the program and the program may be suspended or terminated at any time. As of August 9, 2010, 958,330 shares of our common stock remain available for repurchase under the program.

Item 6.	Exhibits

The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description
10.1
Manufacturing/Distribution Agreement & Licensing Agreement, effective April 19, 2010, between Frederick Goldman, Inc. and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on April 27, 2010)*

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

CHARLES & COLVARD, LTD.

	By:	/s/ Randy N. McCullough
August 13, 2010		Randy N. McCullough
President and Chief Executive Officer

	By:	/s/ Timothy L. Krist
August 13, 2010		Timothy L. Krist
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1
Manufacturing/Distribution Agreement & Licensing Agreement, effective April 19, 2010, between Frederick Goldman, Inc. and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on April 27, 2010)*

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