Form 10-Q
period 2010-09-30
CHARLES & COLVARD LTD
filed 2010-11-12
CIK 1015155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q
_________________
(Mark One)
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

As of November 10, 2010, there were approximately 19,273,211 shares of the registrant’s common stock, no par value per share, outstanding.

CHARLES & COLVARD, LTD.

FORM 10-Q
For the Quarterly Period Ended September 30, 2010

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010 (unaudited)	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$4,001,991	$7,405,685
Accounts receivable, net	3,222,581	1,043,296
Interest receivable	37,821	65
Income tax receivable	113,030	-
Note receivable, net	-	54,627
Inventory, net	6,399,344	3,340,712
Prepaid expenses and other assets	287,055	188,812
Deferred income taxes	102,443	-
Total current assets	14,164,265	12,033,197
Long-term assets:
Held-to-maturity investments	4,296,600	-
Inventory, net	31,268,069	35,785,205
Property and equipment, net	248,265	218,418
Patent and license rights, net	257,852	260,548
Other assets	1,990	1,990
Total long-term assets	36,072,776	36,266,161
TOTAL ASSETS	$50,237,041	$48,299,358

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$295,866	$265,439
Accrued cooperative advertising	546,000	173,000
Accrued expenses and other liabilities	209,074	157,954
Total current liabilities	1,050,940	596,393
Long-term liabilities:
Accrued income taxes	943,651	1,058,659
Total liabilities	1,994,591	1,655,052
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value	53,097,255	52,906,459
Additional paid-in capital – share-based compensation	6,672,423	6,411,727
Accumulated deficit	(11,527,228)	(12,673,880)
Total shareholders’ equity	48,242,450	46,644,306
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$50,237,041	$48,299,358

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	$3,002,608	$2,145,003	$9,184,912	$5,950,398
Costs and expenses:
Cost of goods sold	1,089,600	916,845	3,547,845	2,714,557
Sales and marketing	504,305	673,917	1,665,918	1,504,308
General and administrative	1,130,070	1,082,000	3,175,537	4,411,042
Research and development	12,979	31,084	63,829	376,775
Total costs and expenses	2,736,954	2,703,846	8,453,129	9,006,682
Income (loss) from operations	265,654	(558,843)	731,783	(3,056,284)
Interest income	28,715	6,746	87,033	25,594
Interest expense	(880)	-	(2,645)	-
Income (loss) before income taxes	293,489	(552,097)	816,171	(3,030,690)
Income tax net benefit (expense)	218,463	(17,270)	330,481	(62,187)
Net income (loss)	$511,952	$(569,367)	$1,146,652	$(3,092,877)

Net income (loss) per common share:
Basic	$0.03	$(0.03)	$0.06	$(0.17)
Fully diluted	$0.03	$(0.03)	$0.06	$(0.17)

Weighted average number of shares used in computing net income (loss) per common share:
Basic	19,261,941	18,925,224	19,144,036	18,638,453
Fully diluted	19,515,550	18,925,224	19,392,644	18,638,453

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,146,652	$(3,092,877)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	99,130	126,418
Amortization of bond premium	10,390	-
Share-based compensation	273,357	93,520
Provision for uncollectible accounts	410,000	152,600
Provision for sales returns	(88,000)	(140,000)
Provision for inventory reserves	(694,000)	(153,000)
Provision (benefit) for deferred income taxes	(102,443)	112,759
Changes in assets and liabilities:
Accounts receivable	(2,501,285)	1,549,344
Interest receivable	(37,756)	-
Income tax receivable	(113,030)	2,074,420
Note receivable	54,627	-
Inventory	2,152,504	2,369,135
Other assets, net	(98,243)	211,253
Accounts payable	30,427	(1,315,544)
Deferred revenue	-	(171,181)
Accrued cooperative advertising	373,000	(92,884)
Accrued income taxes	(115,008)	-
Other accrued liabilities, net	51,120	(363,305)
Net cash provided by operating activities	851,442	1,360,658

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(92,643)	(20,044)
Purchases of long-term investments	(5,056,990)	-
Proceeds from call of long-term investments	750,000	-
Patent and license rights costs	(33,638)	(22,066)
Net cash used in investing activities	(4,433,271)	(42,110)

CASH FLOWS FROM FINANCING ACTIVITIES:
Excess tax cost from share-based payment arrangements	-	(110,477)
Stock option exercises	178,135	-
Net cash provided by financing activities	178,135	(110,477)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,403,694)	1,208,071
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,405,685	5,587,144
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,001,991	$6,795,215

Supplemental schedule of non-cash operating activities:
Inventory acquired from settlement of accounts receivable	$-	$1,274,240

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

Basis of Presentation and Principles of Consolidation - The accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, the unaudited statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2010.

The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2010 and 2009 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of December 31, 2009 is obtained from the audited financial statements as of that date. The balance sheet as of December 31, 2009, the condensed consolidated statements of operations for the three and nine months ended September 30, 2009, and the condensed consolidated statement of cash flows for the nine months ended September 30, 2009 have been retrospectively adjusted for a change in method of accounting for inventories discussed below. The accompanying statements should be read in conjunction with the audited financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 29, 2010 (the “2009 Annual Report”).

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary in Hong Kong, Charles & Colvard (HK) Ltd., which became a dormant entity in the second quarter of 2009 and the operations of which ceased in 2008. All intercompany accounts have been eliminated.

All of the Company’s activities are within a single reportable segment. The following presents certain data by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales
United States	$1,904,846	$1,429,651	$5,375,593	$3,847,928
International	1,097,762	715,352	3,809,319	2,102,470
Total	$3,002,608	$2,145,003	$9,184,912	$5,950,398

	September 30, 2010	December 31, 2009
Property and equipment, net
United States	$248,265	$218,418
International	-	-
Total	$248,265	$218,418

	September 30, 2010	December 31, 2009
Patent and license rights, net
United States	$79,208	$85,496
International	178,644	175,052
Total	$257,852	$260,548

Significant Accounting Policies - In the opinion of the Company’s management, other than a change in method of accounting for inventories, the significant accounting policies used for the three and nine months ended September 30, 2010 are consistent with those used for the year ended December 31, 2009. Accordingly, please refer to the 2009 Annual Report for the Company’s significant accounting policies.

Inventories - In April 2010, the Company changed its method of accounting for inventories from the first-in, first-out (“FIFO”) method to the average cost method. The Company believes that the average cost method is preferable on the basis that it conforms to the manner in which the Company operationally manages its inventories and evaluates wholesale and retail pricing. In addition, the Company is expanding the focus of its business to include jewelry manufacturing in addition to loose-jewel manufacturing, and it now considers its peers to be jewelry manufacturers and retailers. Many of these peers utilize the average cost method for valuing their inventories, and this change makes the Company’s inventory reporting more consistent to improve comparability among the peer companies. The change was effective January 1, 2010, and prior periods have been retrospectively adjusted for comparative purposes. See Note 5, “Change in Method of Accounting,” for additional details.

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

Recently Adopted/Issued Accounting Pronouncements - All new and recently issued, but not yet effective, accounting pronouncements have been deemed to be not relevant to the Company and therefore are not expected to have any impact once adopted.

3.	INVESTMENTS

Investments consist of highly liquid, long-term U.S. government agency securities carried at amortized cost. The Company classifies its marketable securities as held-to-maturity based upon management’s positive intention and ability to hold these securities until their maturity dates.

The following table summarizes information about held-to-maturity investments at September 30, 2010:

	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
U.S. government agency securities	$4,296,600	$(3,625)	$4,292,975

As of September 30, 2010, the estimated fair value of the investments was less than the amortized cost. Because management believes the unrealized losses are temporary and the investments are classified as held-to-maturity, a permanent impairment to record the investments at fair value was not considered necessary.

The maturities of held-to-maturity investments at September 30, 2010 are as follows:

	After 2 Years through 3 Years	After 3 Years through 4 Years	After 4 Years through 5 Years	Total
U.S. government agency securities	$2,011,609	$1,525,386	$759,605	$4,296,600

4.	FAIR VALUE MEASUREMENTS

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

The Company evaluates assets and liabilities subject to fair value measurements on a recurring and non-recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by the Company. The instruments identified as subject to fair value measurements on a recurring basis are cash and cash equivalents, trade accounts receivable, held-to-maturity investments, trade accounts payable, and accrued expenses. All instruments other than held-to-maturity investments are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments. As of September 30, 2010, the Company’s held-to-maturity investments utilized Level 2 inputs of similar investments traded on active securities exchanges.

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

Components of the Company’s consolidated balance sheet as of December 31, 2009 adjusted for the effect of the change from the FIFO method to the average cost method are as follows:

	December 31, 2009
	As Reported	Adjustment	As Adjusted
Current assets:
Inventory, net	$3,470,136	$(129,424)	$3,340,712
Total current assets	12,162,621	(129,424)	12,033,197
Long-term assets:
Inventory, net	37,888,622	(2,103,417)	35,785,205
Total long-term assets	38,369,578	(2,103,417)	36,266,161
TOTAL ASSETS	50,532,199	(2,232,841)	48,299,358
Shareholders’ equity:
Accumulated deficit	(10,441,039)	(2,232,841)	(12,673,880)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	50,532,199	(2,232,841)	48,299,358

Components of the Company’s consolidated statement of operations for the three months ended September 30, 2009 adjusted for the effect of the change from the FIFO method to the average cost method are as follows:

	Three Months Ended September 30, 2009
	As Reported	Adjustment	As Adjusted
Costs and expenses:
Cost of goods sold	$848,936	$67,909	$916,845
Total costs and expenses	2,635,937	67,909	2,703,846
Loss from operations	(490,934)	(67,909)	(558,843)
Loss before income taxes	(484,188)	(67,909)	(552,097)
Net loss	(501,458)	(67,909)	(569,367)

Net loss per common share:
Basic	$(0.03)	$-	$(0.03)
Fully diluted	$(0.03)	$-	$(0.03)

Components of the Company’s consolidated statement of operations for the nine months ended September 30, 2009 adjusted for the effect of the change from the FIFO method to the average cost method are as follows:

	Nine Months Ended September 30, 2009
	As Reported	Adjustment	As Adjusted
Costs and expenses:
Cost of goods sold	$2,580,899	$133,658	$2,714,557
Total costs and expenses	8,873,024	133,658	9,006,682
Loss from operations	(2,922,626)	(133,658)	(3,056,284)
Loss before income taxes	(2,897,032)	(133,658)	(3,030,690)
Net loss	(2,959,219)	(133,658)	(3,092,877)

Net loss per common share:
Basic	$(0.16)	$(0.01)	$(0.17)
Fully diluted	$(0.16)	$(0.01)	$(0.17)

Components of the Company’s consolidated statement of cash flows for the nine months ended September 30, 2009 adjusted for the effect of the change from the FIFO method to the average cost method are as follows:

	Nine Months Ended September 30, 2009
	As Reported	Adjustment	As Adjusted
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,959,219)	$(133,658)	$(3,092,877)
Changes in assets and liabilities:
Inventory	2,235,477	133,658	2,369,135
Net cash provided by operating activities	1,360,658	-	1,360,658

Had the Company not changed its method of accounting for inventories from the FIFO method to the average cost method, total net inventories as of September 30, 2010 would have been approximately $140,000 lower. Cost of goods sold would have been approximately $27,000 and $140,000 higher than reported for the three and nine months ended September 30, 2010, respectively, resulting in approximately $27,000 and $136,000 of lower income from operations for the three and nine months ended September 30, 2010, respectively. Income tax expense would have been unchanged for the three months ended September 30, 2010 and approximately $2,000 lower for the nine months ended September 30, 2010. Diluted earnings per share would have been $0.01 lower for the three months ended September 30, 2010 and both basic and diluted earnings per share would have been $0.01 lower for the nine months ended September 30, 2010.

6.	INVENTORIES

The Company’s total net inventories consisted of the following as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Raw materials	$7,039,181	$6,131,435
Work-in-process	2,218,761	1,714,945
Finished goods	27,406,613	30,153,698
Finished goods on consignment	1,002,858	1,125,839
Totals	$37,667,413	$39,125,917

Short-term portion	$6,399,344	$3,340,712
Long-term portion	31,268,069	35,785,205
Totals	$37,667,413	$39,125,917

Inventories are stated at the lower of cost or market on an average cost basis. Inventory costs include direct material and labor, inbound freight, purchasing and receiving costs, inspection costs, and warehousing costs. Any inventory on hand in excess of the Company’s current requirements based on historical and anticipated levels of sales is classified as long-term on the Company’s consolidated balance sheets.

The Company has historically sold one grade of jewel that is classified as very good (“VG”) and consists of near-colorless jewels that meet certain standards. Previously, only VG jewels were valued in inventory. During the first quarter of 2010, the Company began a project of sorting its jewels into multiple grades and has identified several customers for the sale of lower grades of loose jewels and finished jewelry containing these jewels. As a result, various costs associated with this inventory are now being capitalized.

Obsolescence is not a factor in the Company’s loose jewel inventory valuation. The Company’s jewels do not degrade over time and inventory generally consists of the cuts and sizes most commonly used in the jewelry industry. In addition, the majority of jewel inventory is not mounted in finished jewelry settings and is therefore not subject to fashion trends. The Company has very small market penetration in the worldwide jewelry market, and the Company has the exclusive right in the United States through mid-2015 and in many other countries through mid-2016 to produce and sell lab-created SiC for use in jewelry applications. In view of the foregoing factors, management has concluded that no excess or obsolete inventory reserve requirements exist as of September 30, 2010.

All inventories are carefully reviewed for quality standards before they are entered into finished goods. As conditions warrant, the Company’s grading standards change. The Company reviews the inventory on an ongoing basis to ensure its inventory meets current quality standards.

Periodically, the Company ships loose-jewel and jewelry finished goods inventory to customers on consignment terms. Under these terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. Finished goods on consignment at September 30, 2010 and December 31, 2009 are net of a reserve of $15,000 to allow for certain loose jewels and jewelry on consignment with customers that may not be returned or may be returned in a condition that does not meet the Company’s current grading standards. Finished goods on consignment at December 31, 2009 also included a reserve of $132,000 to allow for certain jewelry on consignment at a customer that had filed for Chapter 11 bankruptcy protection, which was reversed as the inventory was sold to the customer. This reserve was zero at September 30, 2010.

Total net loose jewel inventories at September 30, 2010 and December 31, 2009, including inventory on consignment net of reserves, were $35,277,443 and $37,391,853, respectively. The loose jewel inventories at September 30, 2010 and December 31, 2009 include a reserve of $400,000 to allow for the carat weight loss associated with the possible future re-cutting of a portion of the inventory to achieve higher quality standards. To date, no portion of the loose jewel inventories has been re-cut. The loose jewel inventories at September 30, 2010 also include a $25,000 inventory shrinkage reserve. The need for adjustments to reserves is evaluated on a period-by-period basis.

Jewelry inventories consist primarily of finished goods, the majority of which the Company acquired as part of the January 2009 settlement agreement with a former customer to reduce the outstanding receivable to the Company. Due to the lack of a plan to market this inventory at that time, a jewelry inventory reserve was established to reduce the majority of the jewelry inventory value to scrap value, or the amount the Company would expect to obtain by melting the gold in the jewelry and returning to loose-jewel finished goods inventory those jewels that meet grading standards. This reserve was $766,000 and $1,348,000 at September 30, 2010 and December 31, 2009, respectively. Total net jewelry inventories at September 30, 2010 and December 31, 2009, including inventory on consignment net of reserves, were $2,274,697 and $1,634,049, respectively.

7.	INCOME TAXES

During 2008, the Company recorded a valuation allowance against certain deferred tax assets. Due to continued uncertainty over sufficient future taxable income to fully utilize these deferred tax assets, the Company did not record an income tax benefit for the losses incurred during the three and nine months ended September 30, 2009. In addition, due to the full valuation allowance on operating loss carryforwards recorded in prior years, the Company also did not recognize an income tax expense associated with pretax income during the three and nine months ended September 30, 2010. The Company assessed its actual pretax income during the three and nine months ended September 30, 2010, as well as projected pretax income, to determine if a reduction of the full valuation allowance on operating loss carryforwards was warranted due to potential utilization of its deferred tax assets. As a result, the Company reduced the valuation allowance as of September 30, 2010, resulting in the recognition of a current deferred tax asset and a corresponding income tax benefit of approximately $102,000.

The Company recognized approximately $18,000 and $49,000 of income tax expense for the three and nine months ended September 30, 2010, respectively, compared to approximately $17,000 and $62,000 of income tax expense for the three and nine months ended September 30, 2009, respectively, for estimated tax, penalties, and interest associated with uncertain tax positions.

During the three months ended September 30, 2010, the Company recognized income tax benefits of approximately $113,000 associated with federal tax refunds and approximately $21,000 from the elimination of a deferred tax asset and associated uncertain tax position resulting from the carryback of operating losses to the 2004 and 2005 tax years. Additionally, the Company recognized approximately $143,000 of additional income tax benefit during the nine months ended September 30, 2010, consisting of a $102,000 reduction of a deferred tax asset valuation allowance to offset liabilities associated with an uncertain tax position and a $41,000 reduction of the liability for the same uncertain tax position.

8.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

In March 2004, the Company entered into a seven-year lease, beginning in August 2004, for approximately 16,500 square feet of mixed-use space from an unaffiliated third party at a base cost with escalations throughout the lease term plus additional common-area expenses based on the Company’s proportionate share of the lessor’s operating costs. The lease provided for two rent holidays, during which no rent was payable, and a moving allowance. The Company recognizes rent expense on a straight-line basis, giving consideration to the rent holidays and the moving allowance paid to the Company. At the Company’s option, the lease can be extended for three successive five-year periods.

The future minimum lease payments of the Company are $41,000 in 2010 and $95,000 in 2011, totaling $136,000. Rent expense for the three months ended September 30, 2010 and 2009 was approximately $44,000 and $43,000, respectively. Rent expense for the nine months ended September 30, 2010 and 2009 was approximately $154,000 and $126,000, respectively.

Purchase Commitments

On June 6, 1997, the Company entered into an amended and restated exclusive supply agreement with Cree, Inc. (“Cree”). The exclusive supply agreement had an initial term of ten years that was extended in January 2005 to July 2015. In connection with the amended and restated exclusive supply agreement, the Company has committed to purchase from Cree a minimum of 50%, by dollar volume, of its raw material SiC crystal requirements. If the Company’s orders require Cree to expand beyond specified production levels, the Company must commit to purchase certain minimum quantities. Effective March 22, 2010, the Company entered into a letter agreement with Cree in connection with the amended and restated exclusive supply agreement under which the Company agreed to purchase, over a period of approximately eight months in 2010, approximately $1.17 million of SiC crystals that Cree had previously manufactured under a 2007 purchase commitment. During the three and nine months ended September 30, 2010, the Company purchased approximately $309,000 and $1.17 million in SiC raw materials, respectively, resulting in no remaining purchase commitment at September 30, 2010.

In February 2005, the Company entered into an exclusive supply agreement with a secondary supplier, Norstel AB (“Norstel”), for the supply of raw material SiC crystals for use in the manufacture of moissanite jewels. The Company had purchased only $550,000 in raw material SiC from Norstel since it entered into this exclusive supply agreement, which represents approximately 1.4% of the raw material SiC purchases the Company has made between February 2005 and September 2010. In addition, the Company had not purchased SiC crystals under this agreement in the past two years. On October 1, 2010, the parties entered into an agreement to terminate the exclusive supply agreement without any payments to either party. The agreement includes a release of all claims and rights of action that the parties may have against each other arising from or connected with the exclusive supply agreement and its termination.

9.	SHARE-BASED COMPENSATION

The following table summarizes the components of the Company’s share-based compensation included in net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Employee stock options	$16,164	$15,846	$63,519	$(144,610)
Restricted stock awards	64,100	77,367	209,838	238,130
Income tax benefit	(23,168)	(27,963)	(75,842)	(50,488)
Total	$57,096	$65,250	197,515	$43,032

Due to the Company’s valuation allowance against deferred tax assets, all of the above income tax benefit was reserved as of September 30, 2010.

No share-based compensation was capitalized as a cost of inventory during the three and nine months ended September 30, 2010 and 2009. Compensation costs on employee stock options decreased $180,000 during the nine months ended September 30, 2009 due to the February 2009 termination of three executive officers.

Stock Options - The following is a summary of the stock option activity for the nine months ended September 30, 2010:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2009	790,009	$2.88
Granted	72,500	$1.76
Exercised	(150,950)	$1.18
Canceled	(38,383)	$6.69
Outstanding, September 30, 2010	673,176	$2.93

The fair value of each option grant is estimated on the grant date using the Black-Scholes-Merton option pricing model. The valuations of options granted during the nine months ended September 30, 2010 were based on the following weighted average assumptions:

Dividend yield	0.0 0%
Expected volatility	87.5%
Risk-free interest rate	2.38%
Expected lives (years)	5.0

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

The following table summarizes information about stock options outstanding at September 30, 2010:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Balance as of 9/30/2010	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 9/30/2010	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 9/30/2010	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
673,176	6.76	$2.93	371,562	4.83	$4.65	653,380	6.68	$2.98

As of September 30, 2010, the unrecognized share-based compensation expense related to unvested stock options was approximately $136,000, which is expected to be recognized over a weighted average period of approximately 26 months.

The aggregate intrinsic value of options outstanding, exercisable, and vested or expected to vest at September 30, 2010 was approximately $619,000, $200,000, and $596,000, respectively. This amount is before applicable income taxes and represents the closing market price of the Company’s common stock at September 30, 2010 less the grant price, multiplied by the number of options that have a grant price that is less than the closing market price. This amount represents the amount that would have been received by the optionees had these options been exercised on that date. During the three and nine months ended September 30, 2010, the aggregate intrinsic value of options exercised was approximately $37,000 and $172,000, respectively.

Restricted Stock - The following is a summary of the restricted stock activity for the nine months ended September 30, 2010:

	Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2009	636,908	$0.48
Granted	108,512	$2.35
Vested	(636,908)	$0.48
Canceled	-	$-
Unvested, September 30, 2010	108,512	$2.35

As of September 30, 2010, the unrecognized share-based compensation expense related to unvested restricted stock was approximately $162,000, which is expected to be recognized over a weighted average period of approximately eight months.

Dividends - The Company has not paid any cash dividends in the current year through September 30, 2010.

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

The following table reconciles the differences between the basic and diluted earnings per share presentations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$511,952	$(569,367)	$1,146,652	$(3,092,877)

Denominator:
Weighted average common shares outstanding:
Basic	19,261,941	18,925,224	19,144,036	18,638,453
Stock options	253,609	-	248,608	-
Diluted	19,515,550	18,925,224	19,392,644	18,638,453

Net income (loss) per common share:
Basic	$0.03	$(0.03)	$0.06	$(0.17)
Diluted	$0.03	$(0.03)	$0.06	$(0.17)

For the three months ended September 30, 2010 and 2009, stock options to purchase approximately 294,000 and 645,000 shares, respectively, were excluded from the computation of diluted net income (loss) per common share because the exercise price of the options was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to net income (loss) per common share. For the nine months ended September 30, 2010 and 2009, stock options to purchase approximately 301,000 and 664,000 shares, respectively, were excluded from the computation of diluted net income (loss) per common share because the exercise price of the options was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to net income (loss) per common share.

11.	MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments, and trade accounts receivable. The Company maintains cash, cash equivalents, and investments with high quality financial institutions and invests in low-risk securities, primarily money market funds or highly liquid, long-term U.S. government agency obligations. At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurable limits.

Trade receivables potentially subject the Company to credit risk. The Company’s standard payment terms on trade receivables are generally between 30 and 90 days. The Company extends credit to its customers based upon a number of factors, including an evaluation of the customer’s financial condition and credit history, the customer’s payment history with the Company, the customer’s reputation in the trade, and/or an evaluation of the Company’s opportunity to introduce its moissanite jewels to new or expanded markets. Collateral is not generally required from customers. The need for an allowance for doubtful accounts is determined based upon factors surrounding the credit risk of specific customers, historical trends, and other information.

As of September 30, 2010, five customers accounted for 28%, 23%, 16%, 15%, and 11% of trade accounts receivable, respectively. As of December 31, 2009, two customers accounted for 18% and 13% of trade accounts receivable, respectively.

A significant portion of sales is derived from certain customer relationships. The following is a summary of customers that represent greater than or equal to 10% of total gross sales:

	Three Months Ended September 30,
	2010	2009
Customer A	38%	31%
Customer B	18%	4%
Customer C	11%	7%

	Nine Months Ended September 30,
	2010	2009
Customer A	24%	18%
Customer D	-	11%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future. You should be aware that although the forward-looking statements included in this report represent management’s current judgment and expectations, our actual results may differ materially from those projected, stated, or implied in these forward-looking statements as a result of many factors including, but not limited to, the following:

•	Our future financial performance depends upon increased consumer acceptance and growth of sales of our products.
•	Our business and our results of operations could be materially adversely affected as a result of general economic and market conditions, including the current economic environment.
•	We expect to remain dependent upon Cree, Inc., or Cree, for the supply of our silicon carbide, or SiC, crystals for the foreseeable future.
•	We are currently substantially dependent on a limited number of distributors and jewelry manufacturers for the sale of our jewels in North America.
•	We face intense competition in the worldwide jewelry industry.
•	The financial difficulties or insolvency of one or more of our major customers could adversely affect results.
•	We are subject to certain risks due to our international distribution channels and vendors.
•	We rely upon our ability to protect our intellectual property.
•	Governmental regulation and oversight might adversely impact our operations.
•	Sales of moissanite jewelry could be dependent upon the pricing of precious metals, which is beyond our control.
•	Some anti-takeover provisions of our charter documents, agreements, and plans may delay or prevent a takeover of our company.
•	If we fail to evaluate, implement, and integrate strategic opportunities successfully, our business may suffer.

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

We are the sole provider of loose moissanite jewels to some of the largest jewelry manufacturers and distributors in the world, which mount them into fine jewelry to be sold at retail outlets and via the Internet. In early 2010, we also began expanding moissanite’s marketing channels to the jewelry trade and the consumer with branded finished moissanite jewelry, which we believe creates a more compelling consumer value proposition to drive increased demand.

Over the past twelve months, our management team, which has over 100 years of combined jewelry industry experience, has:

•	Addressed and resolved significant legacy issues of the past;
•	Put in place a strong foundation for future expansion of moissanite distribution;
•	Returned our company to profitability for the first time since 2007;
•	Established jewelry manufacturing capabilities;
•	Began development of multiple brands to position moissanite jewelry in various retail channels in the marketplace;
•	Established training and customer support to enhance sales momentum; and
•	Implemented consumer-driven pricing that has resulted in improved sell-through at the retail level.

One of our primary goals is to achieve and grow positive cash flow each quarter as we build and reinvest in the business. During the first nine months of 2010, we began to implement our new strategy and messaging initiatives. Key elements of our strategy include (i) better support of our existing channel partners to improve sell-through to retailers and consumers, including partnering with them more closely to formulate strategies designed to increase consumer awareness of moissanite; and (ii) the identification of additional channel partners that can open new domestic and international markets for us.

By right-sizing the business, keeping control of our expenses, and pursuing new sales and marketing initiatives, we have returned to profitability, achieved an impressive sales turnaround, restored positive cash flow from operations, and greatly strengthened our channel partner relationships. In addition, our company now has all new enterprise-level financial and operational systems that can support efficient and profitable jewelry manufacturing activities, thereby providing opportunities to further expand our channels of distribution.

With past issues resolved, our management team is now able to focus fully on expanding the business by providing our retail partners with the tools necessary to enhance sales. New training programs have been developed to assist in facilitating sales behind the counters. New marketing materials are now available or are currently under development to provide necessary support to our retail partners, including displays, catalogs, postcards, brochures, certification cards, warranties, backlit signage, banners, and television commercial spots. In addition, a team has been tasked with improving our Internet presence and social network marketing capabilities, pursuant to which a series of projects are well in development and are expected to be completed and deployed early in 2011. We believe these initiatives will increase sales and market awareness of moissanite.

As a result of these efforts to date, our total net sales for the nine months ended September 30, 2010 were 54% greater than total net sales during the same period of 2009, with loose jewel sales improving 67% period to period. Jewelry sales were 7% less than the same period of 2009 but are beginning to improve as we establish our moissanite jewelry business and replace the jewelry sales in 2009 that were primarily to a certain retailer for sales at trunk show events, which were discontinued after September 2009.

We achieved a $1.39 million reduction in operating expenses in the first nine months of 2010 as a result of very tight cost control, as well as a non-recurrence of bad debt, severance, certain professional services including management fees paid pursuant to a professional services agreement, and research and development expenses that we incurred in the first nine months of 2009.

Net income for the nine months ended September 30, 2010 improved to $1.15 million, or $0.06 per diluted common share, compared with a net loss of $3.09 million, or $0.17 per diluted common share, for the same period of 2009. Net income for the nine months ended September 30, 2010 included a $330,000 income tax net benefit resulting in part from the carryback of operating losses to the 2004 and 2005 tax years and the reduction of a deferred tax asset valuation allowance due to the elimination of uncertain tax positions and future utilization of certain deferred tax assets. We did not recognize an income tax benefit for our operating losses during the first nine months of 2009 due to the uncertainty of sufficient future taxable income to utilize our deferred tax assets.

Though we experienced a positive trend in the first nine months of 2010, we continue to operate in a challenging business environment. Therefore, our current priorities continue to be generating positive cash flow and strengthening our financial position through cost-reduction initiatives and selling down our inventory while we execute and refine our strategy and messaging initiatives. We believe that we have made much progress in building the right leadership team and defining the strategic roadmap that can significantly improve our business. We believe the results of these efforts will propel us to new heights of revenue growth and profitability, but we fully recognize the challenges of our business in the current economic environment.

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

Results of Operations

The following table sets forth certain consolidated statements of operations data for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	$3,002,608	$2,145,003	$9,184,912	$5,950,398
Costs and expenses:
Cost of goods sold	1,089,600	916,845	3,547,845	2,714,557
Sales and marketing	504,305	673,917	1,665,918	1,504,308
General and administrative	1,130,070	1,082,000	3,175,537	4,411,042
Research and development	12,979	31,084	63,829	376,775
Total costs and expenses	2,736,954	2,703,846	8,453,129	9,006,682
Income (loss) from operations	265,654	(558,843)	731,783	(3,056,284)
Interest income	28,715	6,746	87,033	25,594
Interest expense	(880)	-	(2,645)	-
Income (loss) before income taxes	293,489	(552,097)	816,171	(3,030,690)
Income tax net benefit (expense)	218,463	(17,270)	330,481	(62,187)
Net income (loss)	$511,952	$(569,367)	$1,146,652	$(3,092,877)

Net Sales

Net sales for the three and nine months ended September 30, 2010 and 2009 comprise the following:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2010	2009	Dollars	Percent	2010	2009	Dollars	Percent
Loose jewels	$2,833,170	$1,885,333	$947,837	50%	$8,227,342	$4,920,257	$3,307,085	67%
Jewelry	169,438	259,670	(90,232)	-35%	957,570	1,030,141	(72,571)	-7%
Total net sales	$3,002,608	$2,145,003	$857,605	40%	$9,184,912	$5,950,398	$3,234,514	54%

Net sales were $3.00 million for the three months ended September 30, 2010 compared to $2.15 million for the three months ended September 30, 2009, an increase of 858,000 or 40%. Net sales were $9.18 million for the nine months ended September 30, 2010 compared to $5.95 million for the nine months ended September 30, 2009, an increase of $3.23 million or 54%. In the third quarter of 2010, carat sales of loose moissanite jewels and moissanite jewels mounted in jewelry increased 52% to approximately 20,000 carats from approximately 13,000 carats in the third quarter of 2009. For the nine months ended September 30, 2010, carat sales of loose moissanite jewels and moissanite jewels mounted in jewelry increased 103% to approximately 67,000 carats from approximately 33,000 carats in the same period of 2009. As our management team continues to reposition moissanite in the marketplace and explore new opportunities for our product, including finished jewelry featuring moissanite, we anticipate orders and related sales will continue to improve.

In the third quarter of 2010, the average selling price per carat for our sales of loose jewels decreased 15% from the third quarter of 2009. For the nine months ended September 30, 2010, the average selling price per carat for our sales of loose jewels decreased 14% from the same period in 2009. These decreases primarily resulted from lower prices we implemented in December 2009 and special pricing that we extended during 2010 to support new customers launching in new markets.

For the three months ended September 30, 2010, jewelry sales were $169,000 compared to $260,000 in the same period of 2009, a decrease of $90,000 or 35%. For the nine months ended September 30, 2010, jewelry sales were $958,000 compared to $1.03 million in the same period of 2009, a decrease of $73,000 or 7%. Sales of jewelry represented 6% and 10% of total net sales in the three and nine months ended September 30, 2010, respectively, compared to 12% and 17% of total net sales in the three and nine months ended September 30, 2009, respectively. We have been pursuing new jewelry opportunities in 2010, and as a result of those efforts, we have begun to replace the jewelry sales for trunk show events discontinued in 2009, which represented the majority of our jewelry sales for the nine months ended September 30, 2009.

U.S. net sales accounted for approximately 63% and 67% of total net sales during the three months ended September 30, 2010 and 2009, respectively, and approximately 59% and 65% of total net sales during the nine months ended September 30, 2010 and 2009, respectively. U.S. net sales and carat shipments, which do not include shipments of consigned inventory, increased by 33% and 46%, respectively, for the three months ended September 30, 2010 as compared to the same period in 2009; and by 40% and 91%, respectively, for the nine months ended September 30, 2010 as compared to the same period in 2009. U.S. sales increased during these periods primarily due to our continuing efforts to revitalize existing customer relationships, the execution of our strategic plan, and the addition of several new customers during the first nine months of 2010.

Our two largest U.S. customers during the three months ended September 30, 2010 accounted for 38% and 11%, respectively, of our total sales compared to 31% and 7%, respectively, during the same period of 2009. No additional U.S. customers accounted for more than 10% of total sales in the third quarter of 2010 or 2009. Our largest U.S. customer during the nine months ended September 30, 2010 accounted for 24% of our total sales compared to 18% during the same period of 2009. A second U.S. customer accounted for 11% of our sales in the same period of 2009 but did not account for a significant percentage of our sales during the nine months ended September 30, 2010. We expect that we will remain dependent on our ability, and that of our largest customers, to maintain and enhance retail programs. A change in or loss of any of these customer or retailer relationships could have a material adverse effect on our results of operations.

International net sales accounted for approximately 37% and 33% of total net sales during the three months ended September 30, 2010 and 2009, respectively, and approximately 41% and 35% of net sales during the nine months ended September 30, 2010 and 2009, respectively. International net sales and carat shipments, which do not include shipments of consigned inventory, increased by 53% and 63%, respectively, for the three months ended September 30, 2010 as compared to the same period in 2009; and by 81% and 118%, respectively, for the nine months ended September 30, 2010 as compared to the same period in 2009. International sales increased during the three months ended September 30, 2010 primarily due to increased sales to an existing customer in India and during the nine months ended September 30, 2010 due to the acquisition of new customers in India and Russia. Our largest international customer during the three months ended September 30, 2010 accounted for 18% of our total sales compared to 4% during the same period of 2009. No additional international customers accounted for more than 10% of our total sales in the three and nine months ended September 30, 2010 and 2009. A portion of our international sales represents jewels sold internationally that will be re-imported to North American retailers. Our top three international distributors by sales volume during the three months ended September 30, 2010 were located in India, Hong Kong, and Italy; and our top three international distributors by sales volume during the nine months ended September 30, 2010 were located in Russia and India.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2010	2009	Dollars	Percent	2010	2009	Dollars	Percent
Cost of goods sold	$1,089,600	$916,845	$172,755	19%	$3,547,845	$2,714,557	$833,288	31%

Cost of goods sold was $1.09 million for the three months ended September 30, 2010 compared to $917,000 for the three months ended September 30, 2009, an increase of $173,000 or 19%. Cost of goods sold was $3.55 million for the nine months ended September 30, 2010 compared to $2.71 million for the nine months ended September 30, 2009, an increase of $833,000 or 31%. Cost of goods sold is primarily composed of inventory sold during the period; inventory written off during the period due to ongoing quality reviews or through customer returns; salaries and benefits for personnel involved in preparing and shipping product to customers; an allocation of shared expenses such as rent, utilities, communication expenses, and depreciation related to preparing and shipping product to customers; and outbound freight charges.

Cost of goods sold increased for the three and nine months ended September 30, 2010 primarily due to increased sales during the periods. These increased costs were offset in part by a decrease in inventory reserves of $127,000 and $694,000 for the three and nine months ended September 30, 2010, respectively, due primarily to sales of jewelry subject to the reserves.

Sales and Marketing

Sales and marketing expenses for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2010	2009	Dollars	Percent	2010	2009	Dollars	Percent
Sales and marketing	$504,305	$673,917	$(169,912)	-25%	$1,665,918	$1,504,308	$161,610	11%

Sales and marketing expenses were $504,000 for the three months ended September 30, 2010 compared to $674,000 for the three months ended September 30, 2009, a decrease of $170,000 or 25%. Sales and marketing expenses were $1.67 million for the nine months ended September 30, 2010 compared to $1.50 million for the nine months ended September 30, 2009, an increase of $162,000 or 11%.

The decrease in sales and marketing expenses for the three months ended September 30, 2010 is primarily due to a $225,000 reduction in professional services for marketing research, offset in part by a $50,000 and $20,000 increase in compensation costs and related travel, respectively, for personnel added in late 2009 and early 2010. The increase in sales and marketing expenses for the nine months ended September 30, 2010 is primarily due to a $149,000 increase in compensation costs and a $391,000 net increase in advertising expenses, offset in part by a $331,000 decrease in professional services for marketing research and trunk show security services; a $23,000 decrease in bank fees, a greater proportion of which are now allocated to general and administrative expenses; and a $21,000 decrease in printing and postage due to fewer direct mail advertising initiatives. Compensation costs for the nine months ended September 30, 2009 include $180,000 of previously recorded share-based compensation that was reversed during the first half of 2009 due to certain stock options not vesting for terminated employees, offset in part by severance expense in 2009 of $64,000. Our advertising expenses increased primarily due to increases in cooperative advertising of $497,000 resulting from increased sales as well as additional marketing support we provided to new international customers to help increase our presence in the customers’ countries, offset in part by a $106,000 reduction in advertising production, promotional campaign, and trade show expenses. Our cooperative advertising program reimburses a portion of our customers’ marketing costs based on the amount of their purchases from us and is subject to the customer providing us documentation of all advertising copy that includes our products.

General and Administrative

General and administrative expenses for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2010	2009	Dollars	Percent	2010	2009	Dollars	Percent
General and administrative	$1,130,070	$1,082,000	$48,070	4%	$3,175,537	$4,411,042	$(1,235,505)	-28%

General and administrative expenses were $1.13 million for the three months ended September 30, 2010 compared to $1.08 million for the three months ended September 30, 2009, an increase of $48,000 or 4%. General and administrative expenses were $3.18 million for the nine months ended September 30, 2010 compared to $4.41 million for the nine months ended September 30, 2009, a decrease of $1.24 million or 28%.

The increase in general and administrative expenses for the three months ended September 30, 2010 is primarily due to a $404,000 net increase in bad debt expense associated with an international customer in connection with our allowance for doubtful trade accounts receivable reserve, offset in part by a net decrease in compensation costs of $18,000; a $232,000 net reduction in professional services, comprised primarily of $50,000 in reduced fees for legal services, $72,000 in reduced audit fees, $82,000 in reduced consulting fees, and $21,000 in management fees paid pursuant to a professional services agreement that was terminated in August 2009; a $25,000 decrease in recruiting fees; and an $89,000 net reduction in corporate insurance premiums. The decrease in general and administrative expenses for the nine months ended September 30, 2010 is primarily due to a net decrease in compensation costs of $52,000; a $1.23 million reduction in professional services, consisting primarily of $651,000 in management fees paid pursuant to a professional services agreement that was terminated in August 2009, $417,000 in reduced fees for legal services, and $89,000 in reduced audit fees; and a $178,000 decrease in corporate insurance premiums. This decrease is offset in part by a $256,000 net increase in bad debt expense in connection with our allowance for doubtful trade accounts receivable reserve.

Research and Development

Research and development expenses for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2010	2009	Dollars	Percent	2010	2009	Dollars	Percent
Research and development	$12,979	$31,084	$(18,105)	-58%	$63,829	$376,775	$(312,946)	-83%

Research and development expenses were $13,000 for the three months ended September 30, 2010 compared to $31,000 for the three months ended September 30, 2009, a decrease of $18,000 or 58%. Research and development expenses were $64,000 for the nine months ended September 30, 2010 compared to $377,000 for the nine months ended September 30, 2009, a decrease of $313,000 or 83%.

The decrease in research and development expenses during the three months ended September 30, 2010 is primarily due to a $17,000 decrease in compensation costs resulting from a greater allocation to general and administrative expenses. The decrease in research and development expenses during the nine months ended September 30, 2010 is primarily attributable to $250,000 of expense associated with a December 2008 research and development agreement that required us to pay $50,000 per month through May 2009 and a $63,000 decrease in compensation costs resulting from a greater allocation to general and administrative expenses.

Interest Income

Interest income for the three and nine months ended September 30, 2010 and 2009 is as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2010	2009	Dollars	Percent	2010	2009	Dollars	Percent
Interest income	$28,715	$6,746	$21,969	326%	$87,033	$25,594	$61,439	240%

Interest income was $29,000 for the three months ended September 30, 2010 compared to $7,000 for the three months ended September 30, 2009, an increase of $22,000 or 326%. Interest income was $87,000 for the nine months ended September 30, 2010 compared to $26,000 for the nine months ended September 30, 2009, an increase of $61,000 or 240%.

These increases resulted primarily from investments of cash in excess of operating requirements made in U.S. government agency securities during the first quarter of 2010 that carry higher yields than those of previous cash-equivalent investments.

Provision for Income Taxes

During 2008, we recorded a valuation allowance against certain deferred tax assets. Due to continued uncertainty over sufficient future taxable income to fully utilize these deferred tax assets, we did not record an income tax benefit for the losses incurred during the three and nine months ended September 30, 2009. In addition, due to the full valuation allowance on operating loss carryforwards recorded in prior years, we also did not recognize an income tax expense associated with pretax income during the three and nine months ended September 30, 2010. We assessed our actual pretax income during the three and nine months ended September 30, 2010, as well as projected pretax income, to determine if a reduction of the full valuation allowance on operating loss carryforwards was warranted due to potential utilization of our deferred tax assets. As a result, we reduced the valuation allowance as of September 30, 2010, resulting in the recognition of a current deferred tax asset and a corresponding income tax benefit of approximately $102,000.

We recognized approximately $18,000 and $49,000 of income tax expense for the three and nine months ended September 30, 2010, respectively, compared to approximately $17,000 and $62,000 of income tax expense for the three and nine months ended September 30, 2009, respectively, for estimated tax, penalties, and interest associated with uncertain tax positions.

During the three months ended September 30, 2010, we recognized income tax benefits of approximately $113,000 associated with federal tax refunds and approximately $21,000 from the elimination of a deferred tax asset and associated uncertain tax position resulting from the carryback of operating losses to the 2004 and 2005 tax years. Additionally, we recognized approximately $143,000 of additional income tax benefit during the nine months ended September 30, 2010, consisting of a $102,000 reduction of a deferred tax asset valuation allowance to offset liabilities associated with an uncertain tax position and a $41,000 reduction of the liability for the same uncertain tax position.

Our statutory tax rate is 38.5% and consists of the federal income tax rate of 34% and the North Carolina state income tax rate of 4.5%, net of the federal benefit.

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of September 30, 2010, our principal sources of liquidity were cash and cash equivalents totaling $4.00 million, trade accounts receivable of $3.22 million, and short-term inventory of $6.40 million, as compared to cash and cash equivalents totaling $7.41 million, trade accounts receivable of $1.04 million, and short-term inventory of $3.34 million as of December 31, 2009. During the nine months ended September 30, 2010, we purchased $5.05 million of highly liquid U.S. government agency securities that we have classified as held-to-maturity long-term assets on our consolidated balance sheets due to our positive intention and ability to hold these securities until their maturity dates. During the nine months ended September 30, 2010, securities totaling $750,000 were called by the issuer, resulting in a net balance at September 30, 2010 of $4.30 million.

During the nine months ended September 30, 2010, our working capital increased by approximately $1.68 million to $13.11 million from $11.44 million at December 31, 2009. As described more fully below, the increase in working capital at September 30, 2010 is primarily attributable to a larger allocation of inventory to short-term and an increase in trade accounts receivable, offset in part by cash invested in long-term investments and increases in accrued cooperative advertising expenses.

During the nine months ended September 30, 2010, $851,000 of cash was provided by operations primarily as a result of our net income of $1.15 million, a net decrease in inventory of $1.46 million, and an increase in accrued cooperative advertising of $373,000, which more than offset a net increase in trade accounts receivable of $2.18 million. Accounts receivable increased primarily due to higher sales during the quarter.

We purchased approximately $575,000 in precious metals and labor during the nine months ended September 30, 2010 in connection with jewelry production. We also purchased $1.17 million of raw material SiC crystals during the nine months ended September 30, 2010 in full satisfaction of a 2007 purchase commitment with Cree, as discussed below. Historically, our raw material inventories of SiC crystals had been purchased under exclusive supply agreements with a limited number of suppliers. Because the supply agreements restricted the sale of these crystals exclusively to us, the suppliers negotiated minimum purchase commitments with us that, when combined with our reduced sales, have resulted in levels of inventories that are higher than we might otherwise maintain. Our current rate of sales and our high level of inventory resulted in $31.27 million of our inventories being classified as long-term assets as of September 30, 2010.

Our Amended and Restated Exclusive Supply Agreement with Cree, or the Cree Exclusive Supply Agreement, for the supply of SiC crystals expires in July 2015. In connection with the Cree Exclusive Supply Agreement, we have committed to purchase from Cree a minimum of 50%, by dollar volume, of our raw material SiC crystal requirements. If our orders require Cree to expand beyond specified production levels, we must commit to purchase certain minimum quantities. Effective March 22, 2010, we entered into a letter agreement with Cree in connection with the Cree Exclusive Supply Agreement under which we agreed to purchase, over a period of approximately eight months in 2010, approximately $1.17 million of SiC crystals that Cree had previously manufactured under a 2007 purchase commitment. During the nine months ended September 30, 2010, we purchased approximately $1.17 million in SiC raw materials, resulting in no remaining purchase commitment at September 30, 2010.

On June 21, 2010, we received a letter from our secondary SiC supplier, Norstel AB, or Norstel, stating that, as a result of our agreement with Cree to purchase SiC crystals in 2010 to satisfy the existing 2007 purchase commitment with Cree, we were obliged to purchase over the same period approximately $800,000 of material under our exclusive supply agreement with Norstel. Furthermore, the letter stated that failure to do so would constitute a material breach of the exclusive supply agreement. Over several months, we worked with Norstel to amicably resolve the dispute, the outcome of which was a proposal to terminate the exclusive supply agreement without any payments or damages to either party. We agreed to this proposal for various reasons, including the following: (i) we have confidence in our relationship with Cree, with which we have an exclusive supply agreement that expires in July 2015; (ii) we have worldwide patents, most of which are in place through mid-2016, that claim SiC for use suitable as a gemstone material and protect the manufacturing method toward making SiC-based gemstones; (iii) we had purchased only $550,000 in raw material SiC from Norstel since we entered into the exclusive supply agreement with it in February 2005, which represents approximately 1.4% of the raw material SiC purchases we have made between February 2005 and September 2010; (iv) Norstel had not demonstrated the ability to consistently grow high-quality SiC crystals that meet our requirements; and (v) we believe we have sufficient on-hand quantities of raw SiC crystals to extend beyond the Norstel exclusive supply agreement’s expiration on September 26, 2011. As a result, on October 1, 2010, the parties entered into an agreement to terminate the exclusive supply agreement. The agreement includes a release of all claims and rights of action that the parties may have against each other arising from or connected with the exclusive supply agreement and its termination.

Despite current period operating income, we did not make any income tax payments during the nine months ended September 30, 2010 due to our net operating loss carryforwards. As of September 30, 2010, we have $1.01 million of remaining federal income tax credits, $666,000 of which expire between 2012 and 2029 and the balance without an expiration, which can be carried forward to offset future income taxes. As of September 30, 2010, we also had a federal operating loss carryforward of approximately $2.8 million expiring between 2020 and 2025, which can be used to offset against future federal taxable income, and a North Carolina tax net operating loss carryforward of approximately $9.96 million expiring between 2015 and 2024, which can be offset against future state taxable income.

In November 2009, our Board of Directors authorized a repurchase program for up to 1,000,000 shares of our common stock through August 12, 2010. On August 9, 2010, our Board of Directors authorized the extension of this program for an additional 12 months to August 12, 2011. Repurchases can be made in the open market or in privately negotiated transactions. We expect to use available cash to finance these purchases and will determine the timing and amount of stock repurchases based on our evaluation of market conditions and other factors. As of September 30, 2010, there remained 958,330 shares of our common stock approved for repurchase under the repurchase program. During the nine months ended September 30, 2010, we repurchased no shares.

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

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. During the three months ended September 30, 2010, we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 4T.	Controls and Procedures

Not applicable.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or to which any of the Company’s property is subject.

Item 1A.	Risk Factors

We discuss in our Annual Report on Form 10-K for the year ended December 31, 2009 and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 various risks that may materially affect our business. There have been no material changes to such risks, except that the risk factors relating to Norstel contesting or disputing our position regarding our purchase obligations under our exclusive supply agreement with Norstel are no longer applicable because that agreement was terminated in October 2010 pursuant to an agreement between the parties.

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

CHARLES & COLVARD, LTD.

	By:	/s/ Randy N. McCullough
November 12, 2010		Randy N. McCullough
President and Chief Executive Officer

	By:	/s/ Timothy L. Krist
November 12, 2010		Timothy L. Krist
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002