Form 10-K
period 2010-12-31
CHARLES & COLVARD LTD
filed 2011-03-31
CIK 1015155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-K
_________________
(Mark One)
☒    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2010, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant was $48,766,530 based on the closing sales price as reported on the NASDAQ Global Select Market.

As of March 25, 2011, there were approximately 19,308,826 shares of the registrant’s common stock, no par value per share, outstanding.

DOCUMENT INCORPORATED BY REFERENCE

Certain portions of the Proxy Statement for the registrant’s 2011 Annual Meeting of Shareholders to be held on May 19, 2011 are incorporated by reference into Part III of this Annual Report on Form 10-K.

CHARLES & COLVARD, LTD.

FORM 10-K
For the Fiscal Year Ended December 31, 2010

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

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future. You should be aware that although the forward-looking statements included herein represent management’s current judgment and expectations, our actual results may differ materially from those projected, stated, or implied in these forward-looking statements as a result of many factors including, but not limited to, our dependence on consumer acceptance and growth of sales of our products; our dependence on third parties for the sales and marketing of our products to end consumers; dependence on a limited number of customers; our current customers’ potential perception of us as a competitor as we enter the finished jewelry business; general economic and market conditions, including the current economic environment; dependence on Cree, Inc. as the current supplier of the raw material; intense competition in the worldwide jewelry industry; the financial condition of our major customers; risks of conducting business in foreign countries; the pricing of precious metals, which is beyond our control; our ability to protect our intellectual property; and possible adverse effects of governmental regulation and oversight, in addition to the other risks and uncertainties described in more detail in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Forward-looking statements speak only as of the date they are made. We undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur except as required by the federal securities laws, and you are urged to review and consider disclosures that we make in the reports that we file with the Securities and Exchange Commission, or SEC, that discuss other factors relevant to our business.

PART I

Item 1.	Business

General

Charles & Colvard, Ltd., a North Carolina corporation founded in 1995 (which may be referred to as the Company, Charles & Colvard, we, us, or our), manufactures, markets, and distributes Charles & Colvard Created Moissanite® jewels (which we refer to as moissanite or moissanite jewels) and finished jewelry featuring moissanite for sale in the worldwide jewelry market. Moissanite, also known by its chemical name of silicon carbide, or SiC, is a rare mineral first discovered in a meteor crater. Because naturally occurring SiC crystals are too small for commercial use, larger crystals must be grown in a laboratory. Leveraging our advantage of being the sole source worldwide of created moissanite jewels, our strategy is to establish Charles & Colvard with reputable, high-quality, and sophisticated brands to position moissanite as an affordable, luxurious alternative to other gemstones, such as diamond. We believe this is possible due to moissanite’s exceptional brilliance, fire, luster, durability, and rarity like no other jewel available on the market. We sell loose moissanite jewels to jewel distributors and jewelry manufacturers and finished moissanite jewelry primarily to retailers and end consumers.

We operate as a single business segment, with United States, or U.S., sales representing 66% and 64% of total net sales for the years ended December 31, 2010 and 2009, respectively. Our two largest customers during the year ended December 31, 2010 accounted for 18% and 15% of our total sales compared to 19% and 8%, respectively, during the year ended December 31, 2009. No additional customers accounted for more than 10% of sales in 2010 or 2009.

Our future growth strategy is closely linked to our statement of purpose: “We will grow by providing consumers in all parts of the world an affordable luxury experience.” We plan to accomplish this by growing our core loose jewel business with key jewelry manufacturers and distributors while building our finished jewelry business, increasing consumer awareness and clearly communicating to the consumer the value proposition of our product, and developing and distributing leading global brands for our moissanite jewel and finished jewelry featuring moissanite with an unrelenting focus on design.

Growing our core loose jewel and building our finished jewelry businesses

We will continue to focus on our core business of manufacturing and distributing the moissanite jewel because this is currently the primary way we reach consumers, and we believe there is substantial opportunity to capture a larger share of the jewelry market:

•	The global jewelry business is a $120 billion market
•	The U.S. jewelry business is a $59 billion market, of which diamond jewelry comprises $22 billion

We have expanded relationships with key distributors, providing appropriate distribution partners with consumer-targeted pricing, enhanced training, and improved marketing support in order to better position moissanite as an affordable, luxurious diamond alternative. We are also pursuing new strategic relationships with key players in the jewelry industry, the primary objective of which is to expand market awareness of the features and competitive advantages of moissanite jewelry.

Concurrently, we are building our finished jewelry business that we launched in 2010 primarily through the following channels:

•
Select retailers - We are introducing our finished jewelry featuring moissanite to select retailers that do not conflict with our existing distributor and manufacturer customers for loose jewels. In some cases, these retailers were former customers of one or more of our past distributor or manufacturer customers that chose not to continue in the moissanite jewelry business.

•
TV shopping networks - Beginning in late 2010, we began selling finished jewelry featuring moissanite on several TV shopping networks, including ShopNBC, Jewelry Television, and Posh TV in the U.S. and Ideal World in the United Kingdom. This sales channel helps to build consumer awareness of moissanite and sets the stage for more aggressive business expansion as our economies develop.

•
E-commerce - Our e-commerce website, www.moissanite.com, is under development and is expected to launch in mid-2011 as part of our campaign to increase consumer awareness of moissanite jewelry. This website will feature finished jewelry set with moissanite that is manufactured by us and several of our key distributors. These key distributors will also assist in providing fulfillment of these products. We envision e-commerce as a part of a broader effort to establish online connections with consumers that build our brands and our business with retail partners.

We are also in the initial stages of determining the feasibility of opening the following new alternative sales channels for our finished jewelry business:

•
Home parties - The home party business is an estimated $9 billion market, dominated primarily by women at 80% of the nearly 50 million direct-sales representatives worldwide. Home parties are gaining in popularity as a social outlet, particularly in a society where computers and long commutes result in more social isolation than in decades past, and provide an effective medium for selling products that benefit from explanation and education. We feel that sales of moissanite are highest when the consumer is educated about its attributes and has the opportunity to see and touch it, and we believe home parties may be an ideal venue for selling our product and expanding market share awareness.

•
Franchised stores - We are exploring franchising as a sales channel to increase our finished jewelry business. We envision a franchised store model designed and merchandised by us to exclusively sell finished jewelry featuring moissanite in a relatively small upper-middle class shopping footprint. We believe that this intimate selling environment would afford the store owner the opportunity to educate the consumer on the attributes and value proposition of moissanite. Our current plans are to design and open one to two company-owned stores in the Raleigh, North Carolina area to prove the concept, with a possible opening date in the latter part of 2011.

All of these initiatives are designed to provide more control over the end product and enhance our relationships with moissanite consumers.

Increasing consumer awareness and communicating the value proposition of moissanite

Supporting the above growth strategy is key: we must increase consumer awareness and effectively communicate to the consumer the value proposition of our products to further enhance the selling propositions.

Between 2004 and 2009, we spent in excess of $38 million on traditional advertising-related expenses that we estimate resulted in an insignificant increase in consumer awareness of moissanite. To reach a sizeable consumer base with relatively low cost, we are developing a social media strategy that will leverage such online sites as Facebook, Twitter, and YouTube as well as online blogging and discussion boards to spread the word about our products. In 2010, we engaged the services of a marketing communications firm with expertise in the arenas of social media marketing, branding, and public relations to assist us in communicating with the end consumer in fun, engaging, and informative ways.

We also are working to deliver more consistent messaging to the end consumer by developing and making available to our distributor, manufacturer, and retailer customers through our cooperative advertising program such new and updated selling tools as displays, catalogs, postcards, brochures, certification cards, warranties, backlit signage, banners, and television commercial spots, many of which can be modified to include the customer’s logo and contact information.

Our opportunity to educate the consumer about the value proposition of moissanite as the best alternative to diamond has been enhanced by the approximately 10% increase in diamond wholesale prices over the last 12 months. As we touch consumers’ lives by providing the affordable luxury experience of our moissanite jewel and finished jewelry featuring moissanite, we believe additional opportunities will arise to impact more consumers in a positive and motivating way.

Developing and distributing leading global jewel and finished jewelry brands

A further enhancement to our growth strategy is the development of multiple strong brands around the moissanite jewel and finished jewelry featuring moissanite in attractive and desirable jewelry designs, primarily in 14 karat gold. We are exploring branding strategies such as a brand exclusive to a particular retailer or a collection endorsed by a celebrity or created by a recognized jewelry designer. In tandem with these initiatives, we established in-house design capabilities in 2010 to create a long-term core capability focused on building jewelry collections featuring larger center stones that leverage moissanite’s point of differentiation. We expect that this strategy of building brand recognition will help support revenue streams as our intellectual property rights expire in the future.

Moissanite

Moissanite is a rare, naturally occurring mineral that is generally very small in size, dark green or black in color, and not a commercially viable source of gemstone material. Therefore, we expect only lab-grown SiC crystals to provide a sustainable source of moissanite for jewels.

In addition to carat size, important characteristics of a gemstone are beauty, durability, and rarity. The beauty of a gemstone is characterized by its color, brilliance, fire, and luster. The brilliance of a gemstone is measured by its refractive index, or the extent to which, when coupled with the facet design, the gemstone reflects light. The fire of a gemstone, or the breaking of light rays into spectral colors, is measured by its dispersion. Luster is the amount of light that is reflected back to the observer from the surface of a gemstone. Durability is determined by a gemstone’s hardness, or resistance to scratching; and toughness, or resistance to chipping or cleaving. Rarity is the availability or perceived availability of a gemstone.

Moissanite jewels have a unique combination of brilliance, fire, luster, durability, and rarity. Moissanite’s beauty is objectively derived from its refractive index, which is higher than other gemstones, including diamond, and its hardness is greater than all known gemstone materials except diamond. As a result, moissanite jewels, like diamond, can be cut with sharp, well-defined, and highly polished facets that accentuate their brilliance and fire. The cutting specifications (facet arrangement and proportions) for moissanite jewels are designed to maximize the brilliance and fire of the material. Additionally, we evaluate the finished jewels to exacting standards with automated video-imaging equipment and specially trained quality control personnel. Due to the rare natural occurrence of moissanite and both the proprietary and technical limitations in producing mass quantities of jewel-quality moissanite, we believe that moissanite is among the rarest of jewels.

To date, we have focused our development, manufacturing, and distribution efforts on near-colorless moissanite jewels, although we have produced and sold limited quantities of green moissanite jewels.

The following table compares the physical properties of moissanite jewels with other fine gemstone materials:

Comparison Chart(1)
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
*In cleavage direction, toughness is “good” **Except twinned stones

1.
Sources: Gemological Institute of America, Gem Reference Guide for GIA Colored Stones, Gem Identification and Colored Stone Grading Courses 32-35, 65-82, 87-90 (1995); Cornelius S. Hurlburt, Jr. & Robert C. Kammerling, Gemology 320-324 (2d Ed. 1991); Kirk-Othmer, Encyclopedia of Chemical Technology 524-541 (5th Ed. 2004); Institution Of Electrical Engineers, Properties of Silicon Carbide (Gary L. Harris, Ed., 1995); Robert Webster, Gems: Their Sources, Descriptions and Identification 889-940 (5th Ed. 1994); W. von Muench, “Silicon Carbide” in Landolt-Börnstein Numerical Data and Functional Relationships in Science and Technology, New Series, Group III, Vol. 17C, pp. 403-416 and 585-592 (M. Schultz and H. Weiss, Eds., 1984); Kurt Nassau, Shane F. McClure, Shane Elen & James E. Shigley, “Synthetic Moissanite: A New Diamond Substitute”, Gems & Gemology, Winter 1997, 260-275; Kurt Nassau. “Moissanite: A New Synthetic Gemstone Material”, Journal of Gemmology, 425-438 (1999).

2.
The Mohs Scale is a relative scale only, and quantitative comparisons of different gemstone materials cannot be made directly using the Mohs Scale. Moissanite jewels, while harder than all other known gemstones, are approximately one-half as hard as diamond.

Products and Product Development

Moissanite jewels

We primarily sell near-colorless moissanite jewels cut in a variety of shapes including round, square brilliant, princess, cushion, radiant, pear, marquise, heart, and oval in sizes ranging from approximately 2 to 12 millimeters (approximately 0.03 to 5.3 carats). To evaluate the market potential of colored moissanite, we had produced and distributed with moderate success a limited quantity of green moissanite jewels but, to date, we have not elected to expand these product offerings. In the future, we may elect to offer, from time to time, additional cuts, sizes, and colors of moissanite jewels.

Finished jewelry featuring moissanite

We began manufacturing finished jewelry featuring moissanite in early 2010, with sales commencing in April 2010. Initial production consisted of such basic designs as stud earnings, solitaire and three-stone rings, pendants, and bracelets. We are also developing a sample line of designer-inspired fashion jewelry that we intend to offer as an expansion to the basic line of jewelry. The primary ingredients of this finished jewelry are loose moissanite jewels that we have on hand as part of our finished goods inventory, white or yellow gold settings, and labor to mount the jewels into the settings. We have also created several pieces of jewelry in alternative metals such as sterling silver and palladium.

Source of Raw Material

Our moissanite jewels are made from gem-grade SiC crystals. Our sole supplier of SiC crystals is Cree, Inc., or Cree, with which we have certain exclusive supply rights for SiC crystals to be used for gemstone applications. From 2005 through October 2010, we also had a relationship for the supply of SiC crystals with Norstel AB, or Norstel, a Swedish company, but Norstel was not able to demonstrate a consistent ability to produce suitable SiC crystals. We source the metals used for our finished jewelry, including white and yellow gold, sterling silver, and palladium, from a number of manufacturers located primarily in the U.S., China, South Korea, Thailand, the Dominican Republic, and Mexico.

We significantly reduced our raw material SiC crystal purchase commitments beginning in 2008 compared to prior years to improve cash flow from operations. Further, we were able to negotiate with our two leading raw material SiC crystal suppliers to defer purchases during the three months ended December 31, 2008 and throughout 2009, while keeping in place our long-term exclusive supply agreements. We purchased approximately $1.17 million of raw material SiC crystals in 2010, and there were no raw material purchases in 2009.

Amended and Restated Exclusive Supply Agreement with Cree

In June 1997, we entered into an Amended and Restated Exclusive Supply Agreement with Cree, or the Cree Exclusive Supply Agreement, in which we agreed to purchase from Cree at least 50%, by dollar volume, of our raw material SiC crystal requirements for use in the manufacture of moissanite jewels in each calendar quarter during the term of the Cree Exclusive Supply Agreement, and Cree agreed to supply this amount of crystals to us. In September 2008, we suspended our commitment to purchase SiC crystals that Cree had previously manufactured under a 2007 purchase commitment, and we made no purchases in 2009. Effective March 22, 2010, we entered into a letter agreement with Cree in connection with the Cree Exclusive Supply Agreement under which we agreed to purchase, over a period of approximately eight months in 2010, approximately $1.17 million of these previously manufactured SiC crystals. At December 31, 2010, we had no outstanding purchase commitments under the Cree Exclusive Supply Agreement.

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

Exclusive Supply Agreement with Norstel

In February 2005, we entered into an Exclusive Supply Agreement with Norstel, or the Norstel Exclusive Supply Agreement, for the supply of raw material SiC crystals for use in the manufacture of moissanite jewels. This agreement gave us the exclusive right to purchase SiC crystals from Norstel for the purpose of fabricating, distributing, or selling faceted jewels. In April 2008, we entered into an amendment to the Norstel Exclusive Supply Agreement due to an update of Norstel’s delivery schedule and capability and also due to our desire to limit our purchase of raw materials. Under this amendment, our minimum purchase commitment from Norstel was to continue until (i) we have purchased an aggregate amount of approximately $7.9 million of SiC crystals, or (ii) September 26, 2011, whichever occurs first. We purchased only $550,000 in raw material SiC from Norstel since we entered into the Norstel Exclusive Supply Agreement, which represents approximately 1.4% of the raw-material SiC purchases we made between February 2005 and September 2010. In addition, we had not purchased SiC crystals under this agreement since the third quarter of 2008.

As part of the Norstel Exclusive Supply Agreement, we advanced $400,000 to Norstel in 2005 for the purchase of certain equipment. This advance, which was in the form of a note receivable, began to be repaid in January 2007 through a reduction on each invoice for subsequent purchases of SiC crystals. The balance on the advance as of December 31, 2009 was approximately $225,000. In December 2009, we received notification from Norstel that it had reached an agreement in principle with a new investor. This agreement was conditioned upon Norstel initiating a company reorganization that would involve unsecured creditors’ acceptance of a composition offer to receive 25% of outstanding debts as payment in full. Though we did not consent to the composition offer, we received notice in January 2010 that the District Court of Norrköping had approved it, and we received a cash payment of approximately $56,000 in February 2010.

On October 1, 2010, the parties entered into an agreement to terminate the Norstel Exclusive Supply Agreement without any payments to either party. The agreement includes a release of all claims and rights of action that the parties may have against each other arising from or connected with the Norstel Exclusive Supply Agreement and its termination.

Intellectual Property

We have U.S. product and method patents for moissanite jewels, expiring in 2015, under which we have broad, exclusive rights to manufacture, use, and sell moissanite jewels in the U.S. We have these same patents in 25 foreign jurisdictions primarily across Asia and Europe, expiring in 2016, and in Mexico, expiring in 2021. In addition, we have certain trademarks and pending trademark applications that support our moissanite branding strategy. Our success and our ability to compete successfully depend heavily upon our proprietary technology. In addition to our patents, we rely on trade secret laws and employee, consultant, and customer confidentiality agreements to protect certain aspects of our technology. We currently are not subject to any claims that our products or processes infringe on the proprietary rights of third parties. At the present time, we are also dependent on Cree’s technology for the production of SiC crystals. Cree is exclusively licensed to use a patent concerning a process for growing large single crystals of SiC, has certain patents of its own relating to growth of large single crystals of SiC, and has a patent for a process for growing near-colorless SiC crystals.

Manufacturing and Quality Assurance

Moissanite jewels

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

Manufacturing rough preforms - We have made considerable investment in the design, development, and customization of a proprietary manufacturing process that includes equipment, software, and procedures to maximize raw material yield. The result is production of intermediary shapes, called “preforms,” that vary depending upon the size and shape of the finished jewel.

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

Finished jewelry featuring moissanite

Our finished jewelry line is developed by a team of industry experts integrating our moissanite jewels into many forms of jewelry, generally made of 14 karat gold, either designed or purchased by us utilizing a core group of suppliers, manufacturers, and finishers.

Following are the key manufacturing processes of our finished jewelry:

•	market research and product development;
•	sourcing of ethically sound suppliers, manufacturers, and finishers;
•	manufacturing finished jewelry; and
•	quality assurance.

Market research and product development - We continually monitor current market conditions within the jewelry and fashion industries for insight in developing products that are relevant to future market opportunities. This process is designed to ensure that we are at the forefront of the trend cycles and are able to act quickly and effectively in our effort to take advantage of just-in-time manufacturing practices and to develop a manageable inventory strategy. This forward planning allows us to efficiently procure precious metal raw materials, such as gold, and to provide a product that is both valuable and cost effective.

Sourcing of ethically sound suppliers, manufacturers, and finishers - In an effort to be good stewards to the jewelry consumer, we leverage the resources of jewelry industry watchdog groups to evaluate our supplier, manufacturer, and finisher groups to help ensure that we are in compliance with all applicable laws in regard to gemstones and precious metals.

Manufacturing finished jewelry - All the components procured are sourced from our approved suppliers and each finished jewelry item is jobbed utilizing our enterprise resource planning system. The components comprised in each job are then manufactured into finished jewelry by assemblers either in the U.S. or internationally in China, South Korea, Thailand, the Dominican Republic, or Mexico, the location of which is typically determined by cost, timing, and styling considerations. Producing domestically provides us with an innate ability to react quickly and to produce items in a manner that tends to be more efficient from a channel distribution standpoint. Producing internationally, especially in volume, tends to be more cost effective for jewelry assembly that is labor intensive or requires precision setting, such as micro-pave styles.

Quality assurance - All finished jewelry produced by us undergoes a multi-point inspection process before being allocated as available for sale. A representative sampling of manufactured finished jewelry items undergo stone and metals testing to ensure that the items for sale are of the quality that we strive to maintain. If required by government ordinance or requested by a customer, we facilitate the inspection of our finished jewelry by internationally recognized testing facilities to comply with legal requirements and to ensure consumer confidence.

Marketing and Distribution

Because channel sell-through, as opposed to sell-in, generates reorders and also leads to long-term sustainable sales, the development of our current marketing strategy began with the analysis of thousands of historic sales records to identify what customer demographic historically purchased moissanite products. Our review indicated that the target demographic is predominantly a woman over the age of 35 with middle to upper-middle income. Retail price points were strongest from $99 to $399, and over 70% of the time the product was bought as a self-purchase. Through multiple prior focus groups and interviews, it was also revealed that moissanite was purchased as a diamond alternative; however, the product is positioned above all other alternatives in that it is a unique jewel with properties similar to and, in some cases, better than a diamond.

Recognizing that the U.S. is a $59 billion jewelry market, we see an opportunity to position finished jewelry featuring moissanite as a provider of incremental sales and margin for our company as well as savvy retailers. As such, we are currently focusing our efforts where we believe we can achieve the most meaningful sales inroads, including the design and manufacture of our own proprietary brands of finished jewelry to such sales channels as home shopping networks, certain retail customers, and through our own e-commerce website. We are also in the initial stages of determining the feasibility of opening new alternative sales channels including home parties and franchised stores.

In addition, we are actively pursuing exclusive supply relationships with select jewelry manufacturers that provide sales and distribution rights for retailers currently in their portfolio. With the assurance of exclusivity to select retailers, key manufacturers are more willing to make the investment in gold and labor, as well as marketing and display materials, to produce moissanite jewelry. We have made progress with both existing and new relationships, domestic and international. The process is slow and deliberate, usually requiring a pilot program that could take several months prior to a complete rollout.

Marketing

Consumer advertising - We have historically marketed moissanite to the self-purchasing woman as the perfect reward or indulgence to celebrate her achievements or milestones in life. However, in 2009, we expanded our marketing message beyond the self-purchasing woman to more segments of the larger marketplace of jewelry for every occasion including bridal, anniversary, and gift-giving. With the assistance of our marketing communications firm, we are developing multiple brands for both the moissanite jewel and our collections of finished jewelry featuring moissanite to help increase consumer awareness, expand moissanite’s global reach, develop additional marketing channels to the jewelry trade and the consumer, and help define a more compelling consumer value proposition that we believe will drive increased demand for our products. We expect to support these initiatives with Internet and social media campaigns on such websites as Facebook, Twitter, and YouTube designed to communicate with the consumer in fun, engaging, and informative ways. We believe moissanite is a product that lends itself to viral marketing and word-of-mouth advertising through online communities because of the passion many consumers of moissanite possess. We also expect this form of advertising to be more cost effective than traditional television, radio, and print awareness advertising.

In addition, because education of the consumer is so important to sell-through of moissanite products, we are planning to unveil a complete redesign in mid-2011 of our educational website www.whatismoissanite.com that we launched in early 2008. This comprehensive, interactive website allows visitors to learn about moissanite - its history, comparison of the jewel’s properties with other jewels, and its features described by streaming video with expert commentary. The website also serves as a related hotlink or microsite that may be located on the retailer’s moissanite landing page and allows the consumer to learn more without leaving the retailer’s website.

Cooperative advertising - A number of our wholesale and retail customers participate in our cooperative advertising program, which reimburses, via a credit towards future purchases, a portion of their marketing costs based on the amount of their purchases from us, subject to the customer providing us documentation of all advertising copy that includes our products. We are working to deliver more consistent messaging to the end consumer through our cooperative advertising program by developing and making available to our distributor, manufacturer, and retailer customers such new and updated selling tools as displays, catalogs, postcards, brochures, certification cards, warranties, backlit signage, banners, and television commercial spots, many of which can be modified to include the customer’s logo and contact information.

Public relations - Public relations activities can be an important component of our marketing and are integral to supporting the launch of new moissanite retailers and independent jewelers. We also expect these activities to play a major role in any new initiative we may pursue, including moissanite jewel and finished jewelry brands, jewelry collections by recognized designers, and celebrity endorsements. Our objectives with public relations events are to increase moissanite awareness, interest, and purchase intent at the consumer level by generating editorial coverage and moissanite jewelry product placement, including Internet promotions and sweepstakes giving away moissanite jewelry. We are continuing our pursuit of public relations activities in 2011, which include increased news coverage of our company by business and investment periodicals and television broadcasts, the possible identification of one or more celebrity spokespersons, and product placement opportunities.

Marketing to the trade - Based on consumer market research over a period of several years, we have learned that the primary reason a consumer purchases moissanite is because of its diamond-like characteristics and its affordability, especially in larger stone sizes. As a result, we are focusing our marketing efforts to the trade to position moissanite as the best diamond alternative available that can help secure a high-margin sale on both the jewel and a mounting when the sale might otherwise have been lost due to the price point of a comparably sized diamond piece. We expect the success of this marketing initiative to increase in light of the fact that diamond wholesale prices have increased approximately 10% over the last 12 months, and we have supplemented this effort with moissanite training materials developed especially for the trade in 2010.

In addition, we maintain relationships with such major jewelry industry organizations as the Jewelers Board of Trade, American Gem Society, and Manufacturing Jewelers and Suppliers of America and such jewelry trade publications as Jewelers’ Circular Keystone (JCK) and National Jeweler as an opportunity to communicate with our peers on a consistent basis through media coverage, trade shows, action committees, and charitable events, among others.

As we proceed with our consumer awareness and value proposition initiatives through social media and other viral marketing efforts, we have shifted more of our advertising and marketing dollars to a consumer-oriented pull strategy to motivate consumer purchases.

Trade shows - Our attendance at leading jewelry trade shows worldwide has helped us extend our outreach to customers as the economic climate and corporate structure has continued to change. Whether we engage as a sponsor, an exhibitor, or a participant assisting our distributor and manufacturer clients, it is apparent that our customers appreciate our efforts to connect personally with them. In 2011, we plan to attend major domestic and international jewelry industry trade shows, including JCK in Las Vegas and the Hong Kong Gem and Jewellery Fair.

Distribution

Domestic - Traditionally, consumers have purchased jewelry through independent and chain jewelry stores and department stores. More recently, major shifts are occurring in the retail environment for jewelry. Traditional sales channels (such as independent jewelry stores, mall-based chain jewelers, and mid-market department stores) are contracting while other channels, such as e-commerce, wholesale shopping clubs, and mass-market retailers are expanding their presence in the jewelry market. Traditional retailers have consolidated by closing non-productive locations and some have declared bankruptcy. At the manufacturing level in the U.S., the shift of jewelry production and design to low-cost markets such as China and India has created dramatic consolidation, with remaining manufacturers struggling to survive or create a competitive advantage. Today, moissanite jewelry is sold to consumers through a broad range of channels, including single- and multiple-location independent jewelry stores, jewelry store chains, online retailers, television shopping channels, department stores, and catalogs. Historically, we have primarily sold our loose moissanite jewels to distributors and finished jewelry manufacturers, which in turn set them in mountings and sold to retailers or resold the loose jewels at a markup. While we plan to continue this aspect of our business, in 2010 we began mounting our jewels into our own jewelry, which we currently sell to home shopping networks and select retailers. In mid-2011, we plan to launch our e-commerce website, www.moissanite.com. This website will feature finished jewelry set with moissanite that is manufactured by us and several of our key distributors. We also expect these key distributors to assist in providing fulfillment of these products.

We continue to evaluate the most appropriate structure for distribution and may, in certain circumstances, enter into direct distribution arrangements, including arrangements with select department stores, specialty jewelry chains, and distribution channels such as moissanite retail stores, catalogs, or online retailers. We also expect distribution of finished jewelry featuring moissanite to increase in 2011 and future years as new sales channels, such as e-commerce and possibly home parties and franchised stores, evolve and as consumer awareness resulting from our marketing initiatives increases.

We seek to participate with retailers in training their sales and marketing personnel in moissanite sales positioning and strategies. We also aim to work with them to create focused advertising and promotional efforts to publicize special sales events at select store locations. In addition, to facilitate new or expanded distribution, we have allowed a limited amount of inventory to be placed in stores on a consignment basis.

We generally have contracts and agreements with our distributor, manufacturer, and retailer customers with some variations in terms and duration. We also identified key distributors and manufacturers with specific retailers in their portfolios fitting our future strategy with which we are negotiating to allow exclusive moissanite jewelry relationships with these retailers.

International - Our international distributors continue to educate their clients and consumers about the moissanite jewel. Distributors that adhere to our branding guidelines are eligible for cooperative advertising and marketing allowances. Recognizing that each distributor’s approach to market can be as unique as the culture in which it operates, we relaxed our branding guidelines to accommodate more flexibility in order to achieve greater acceptance in more markets. However, as we develop our consumer messaging and branding, we expect the availability of such selling tools as displays, catalogs, postcards, brochures, certification cards, warranties, backlit signage, banners, and television commercial spots, many of which can be modified to include the customer’s logo and contact information, to supplement our international distributors’ advertising, marketing, and public relations campaigns that are designed to be successful in their markets. With the world market opportunities being an integral part of our overall goals, we will continue to explore international promotional support initiatives.

We currently have distributors for moissanite jewels covering portions of Western Europe, Australia, India, Southeast Asia, and the Middle East. We have approximately 21 international distributors and may increase this number. We have continued to invest in certain international markets that we believe have the most potential with respect to acceptance and sales of the moissanite jewel, including China, India, Vietnam, Australia, and the United Kingdom. Export sales aggregated approximately $4.4 million, or 34% of total net sales, and $3.0 million, or 36% of total net sales, in 2010 and 2009, respectively. It should be noted that a portion of our international sales consists of jewels sold internationally that are re-imported to U.S. retailers. More details on our financial information by geographic area are included in Note 2 to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Seasonality

Sales in the retail jewelry industry are typically seasonal due to increased consumer purchases during the Christmas and holiday season. Because we primarily sell our jewels direct to manufacturers and distributors, our sales to support the holiday season largely take place during the third and beginning of the fourth calendar quarters, depending on the level of advance planning and production our customers undertake; however, the effect of seasonality on our business is also impacted by the timing of orders we receive to support new or expanded distribution and the level of current inventory position held by our customers. We have not experienced a high degree of seasonality over the past several years as a result of the high level of inventory in the sales channels. In future periods as sales of our finished jewelry featuring moissanite increase to retailers and directly to consumers, both in dollars and as a percent of total sales, we anticipate a seasonality trend more typical with the retail jewelry industry, and these factors may significantly affect our sales in a given quarter.

Working Capital Practices

Our primary source of working capital is cash on hand and cash generated by operations. Because the Cree Exclusive Supply Agreement prohibits Cree from selling SiC crystals for jewelry applications to anyone but us, Cree may, upon the expiration of the Cree Exclusive Supply Agreement and as a condition of renewal, negotiate minimum purchase commitments with us that may result in inventories that are higher than we might otherwise maintain. Our current inventory levels are sufficient to enable us to respond promptly to customer orders and we currently have no material order backlogs.

Our standard customer payment terms are generally between 30 and 90 days, though we may offer extended terms from time to time. We extend credit to our customers based upon a number of factors, including an evaluation of the customer’s credit history, the customer’s payment history with us, the customer’s reputation in the trade, and an evaluation of the customer’s opportunity to introduce our moissanite jewels or finished jewelry featuring moissanite to new or expanded markets.

Our return policy allows for the return of jewels and finished jewelry for credit generally within 30 days of shipment and must be returned for a valid reason, such as quality problems or an error in shipment. Some customers, however, have a contractual right to return a certain percentage of sales for any reason for specific periods of time. We have established an allowance for returns based on our historical return rate, which takes into account any contractual return privileges granted to our customers. Periodically, we ship inventory to customers on consignment terms. For shipments on consignment terms, the customer assumes the risk of loss and has an absolute right of return for a specified period.

Competition

Our competitive success is reliant upon, in part, the following:

•
our success in developing and promoting brands for our moissanite jewel and finished jewelry featuring moissanite, resulting in increased interest and demand for moissanite jewelry at the consumer level;

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

•	our ability and the ability of manufacturers, designers, and retail jewelers to select jewelry settings that encourage consumer acceptance of and demand for our jewels and finished jewelry;
•	our ability and the ability of jewelry manufacturers and retail jewelers to set loose moissanite jewels in jewelry with high-quality workmanship; and
•	our ability and the ability of retail jewelers to effectively market and sell moissanite jewelry to consumers.

Moissanite jewels

Gemstone materials can be grouped into three types:

•	natural gemstone, which is found in nature;
•	synthetic gemstone, which has the same chemical composition and essentially the same physical and optical characteristics of natural gemstone but is created in a lab; and
•	simulated or substitute material, which is similar in appearance to natural gemstone but does not have the same chemical composition, physical properties, or optical characteristics.

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

We market our unique jewel as an affordable, luxurious alternative to diamond at price points that make our jewel more attainable by many consumers. The diamond industry enjoys higher consumer desirability and acceptance, which has been iconicized by the “Diamonds are Forever” marketing campaign. Historical efforts to differentiate moissanite from diamond as a unique jewel by virtue of its distinctive composition and its superior optical characteristics remain a challenge, as moissanite resembles diamond in the eyes of consumers. Therefore, we shifted our marketing strategy of moissanite to be a high-quality alternative to diamond beginning in the fourth quarter of 2009.

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

We may also face competition from treated and synthetic diamonds. Treated diamonds, which are natural diamonds with imperfections or flaws that have been altered in some manner to enhance their appearance, have been available in the jewelry industry for the past several decades and are generally less expensive than diamonds of similar size, cut, and color that have not been altered. Synthetic diamonds are also available in the marketplace and are produced for jewelry applications available to consumers; however, most synthetic diamonds that are sold today are in the yellow color range. Although we believe that colorless gemstone-quality synthetic and treated diamonds presently cannot be produced at prices competitive with those currently offered for our near-colorless moissanite jewels, there can be no assurances that such competitive prices cannot be achieved in the future by the producers of either or both synthetic and treated diamonds. The primary producers of synthetic diamonds used for industrial applications are DeBeers, Sumitomo, and GE. There are also a number of Russian producers of synthetic diamonds for industrial uses. In addition, companies such as Gemesis Corporation, Chatham, and Apollo Diamonds are synthesizing diamonds in limited quantities, limited carat sizes, and in limited ranges of color. Synthetic diamond films can be grown at commercially viable prices in thicknesses that can be applied to various surfaces such as other synthetic materials.

Although we believe that our moissanite jewel has a proprietary position, we could face competition from other companies that develop competing SiC technologies. Some of these technologies could be developed by producers of SiC used for other industrial applications. Manufacturers of industrial SiC products include The Carborundum Corporation (currently for abrasive uses); and Cree, Siemens AG, Norstel, Bridgestone ABB, Dow Chemical, SiC Crystal AG, and Northrop Grumman Corporation (currently for semiconductor uses). We believe that Cree is currently the only supplier of SiC crystals in colors, sizes, and volumes that are suitable for gemstone applications. It is possible, however, that these or other producers of SiC could develop SiC crystals suitable for gemstone applications and produce moissanite jewels until we could obtain judicial enforcement of our patent rights. It is also possible that such competition could emerge in geographic territories where we might not have adequate patent protection.

We may also, to a lesser degree, face competition from existing diamond simulants and other synthetic gemstones, including cubic zirconia. Producers and sellers of these products may see the markets for these products being eroded by the market penetration of our moissanite jewels. We believe that the substantially lower price of these products is the primary basis upon which they will compete with our moissanite jewels; however, they are not considered fine jewelry products.

Finished jewelry featuring moissanite

The global jewelry market is approximately $120 billion and competition is fierce. Such well-known jewelry designers and manufacturers as David Yurman, Tacori, Harry Winston, Tiffany & Co., and Pandora, among others, have a variety of jewelry collections featuring diamonds and other precious and semi-precious gemstones, strong brand recognition, and a loyal consumer following. These companies also have greater financial resources than we do to develop and market their products.

We intend to expand our market share and compete with these well-known brands primarily on the basis of price, as moissanite is the highest quality, affordable alternative available to more expensive gemstones such as diamond. We believe that focusing on the clear advantages in its retail price points, especially in the one-carat and larger sizes, will provide a key point of differentiation to the end consumer who may not have had the opportunity previously to purchase fine jewelry due to limitations in discretionary spending income.

In addition, we believe that the Charles & Colvard Created Moissanite® brand, in addition to other brands for both the moissanite jewel and finished jewelry featuring moissanite that we are developing pursuant to our marketing programs, may create a long-term competitive advantage for our products as we build brand recognition. We endeavor to partner with recognized designers and jewelry companies, in addition to our own proprietary brands of finished jewelry, to set our moissanite jewels in desirable basic and fashion-oriented finished jewelry designs. While our finished jewelry business is still in the early stages of development, our goal is to build multiple strong brands sought after by the end consumer as our intellectual property rights expire in the future. We propose to focus our marketing efforts on emphasizing our attractive designs, coupled with moissanite’s exceptional brilliance, fire, luster, durability, and rarity to establish moissanite as a primary consumer choice in fine jewelry.

Our design, manufacture, and marketing of finished jewelry featuring moissanite under exclusive brands for sale to distributors and retailers may result in some of our current customers perceiving us as a competitor, despite our efforts to use primarily non-conflicting sales channels. As we continue to develop our finished jewelry business, we intend to increase distribution through new and existing channels without diminishing existing distributor and manufacturer relationships similarly to how many other companies have executed cross-channel marketing and distribution strategies. Due to the size of the finished jewelry market, we believe that such sales channels can co-exist, with the overall end result being increased consumer and brand awareness of moissanite products and a corresponding increased demand for not only our products, but those of our distributor and manufacturer customers as well.

Government Regulation

We are subject to governmental regulations in the manufacture and sale of moissanite jewels. In particular, the Federal Trade Commission, or FTC, has the power to restrict the offer and sale of products that could deceive or have the tendency or effect of misleading or deceiving purchasers or prospective purchasers with regard to their type, kind, quality, character, origin, or other characteristics. The FTC has issued regulations and guidelines governing the marketing of synthetic gemstones and other gemstones similar to diamond that require such gemstones to be clearly identified in any promotional or marketing materials. In addition, the precious metal in our finished jewelry may be subject to requirements, which vary by country and by state, such as hallmarking and alloy content. If our actions are found to be in violation of FTC or other governmental regulations, we could be forced to suspend marketing of our products and could incur significant expenses in developing new marketing strategies and materials that would not violate FTC regulations.

Research and Development

We invested approximately $100,000 and $401,000 in research and development during the years ended December 31, 2010 and 2009, respectively, primarily for the study of product enhancement and manufacturing process efficiencies.

Employees

At March 25, 2011, we had a total of 26 employees, 25 of which were full-time. None of our employees are represented by a labor union. We believe that our employee relations are good.

Directors and Executive Officers of the Company

The members of our current Board of Directors are the following:

George R. Cattermole Chairman of the Board

H. Marvin Beasley Retired former Chief Executive Officer of Helzberg Diamonds, a retail jewelry store chain

Laura C. Kendall President of Tanner Companies, LLC, which designs and manufactures women’s high fashion luxury apparel

Steven M. Larkin Senior Vice President, Direct at Golfsmith International Holdings, Inc., a specialty retailer of golf and tennis equipment, apparel, and accessories

Dr. Charles D. Lein Retired former President and Chief Operating Officer of Stuller, Inc., a manufacturer and distributor of jewelry and jewelry-related products

Randall N. McCullough President and Chief Executive Officer of Charles & Colvard, Ltd.

Ollin B. Sykes President of Sykes & Company, P.A., a regional accounting firm specializing in accounting, tax, and financial advisory services

Our current executive officers are the following:

Randall N. McCullough President and Chief Executive Officer

Timothy L. Krist Chief Financial Officer and Treasurer

Thomas G. Pautz Vice President, Sales & Marketing

Available Information

Our corporate information is accessible through our Internet website at www.charlesandcolvard.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available, free of charge, access on our website to all reports we file with, or furnish to, the SEC, including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. A copy of this Annual Report on Form 10-K and our other reports is available without charge upon written request to Investor Relations, Charles & Colvard, Ltd., 300 Perimeter Park Drive, Suite A, Morrisville, North Carolina 27560.

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

Our future financial performance depends upon increased consumer acceptance and growth of sales of our products resulting from our strategic initiatives. We believe that most consumers are not generally aware of the existence and attributes of moissanite jewels and that the consumer market for moissanite jewels and finished jewelry featuring moissanite remains in the early stages of development. Total moissanite jewelry retail sales have historically been less than 1% of the total jewelry market. The degree of future market acceptance and demand is subject to a significant amount of uncertainty. Our future financial performance will depend, in part, upon greater consumer acceptance of moissanite jewels as an affordable, luxurious alternative to other gemstones, such as diamond, and our ability to develop brands and execute strategic initiatives to grow our sales. In addition, consumer acceptance may be affected by retail jewelers’ and jewelry manufacturers’ acceptance of moissanite jewels and finished jewelry featuring moissanite. The quality, design, and workmanship of the jewelry settings, whether manufactured by us or other manufacturers, could affect both consumers’ perception and acceptance of our jewels and costs incurred by returns and markdowns.

Thus, our future financial performance may be affected by:

•
our success in developing and promoting brands and executing our strategic initiatives for our moissanite jewel and finished jewelry featuring moissanite, resulting in the growth of our sales from increased interest and demand for moissanite jewelry at the consumer level;

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

•	our ability and the ability of manufacturers, designers, and retail jewelers to select jewelry settings that encourage consumer acceptance of and demand for our jewels and finished jewelry;
•	our ability and the ability of jewelry manufacturers and retail jewelers to set loose moissanite jewels in jewelry with high-quality workmanship; and
•	our ability and the ability of retail jewelers to effectively market and sell moissanite jewelry to consumers.

We are currently substantially dependent on a limited number of distributors, jewelry manufacturers, and retailers for the sale of our products. The majority of the moissanite jewels and finished jewelry featuring moissanite that we sell are distributed through a limited number of distributors, manufacturers, and retailers and, therefore, we are substantially dependent upon these companies for distribution of our products. During 2010, our two largest customers, both of which are distributors, collectively accounted for 33% of gross sales. As we build our finished jewelry business, we anticipate that the majority of the moissanite jewels and finished jewelry featuring moissanite that we sell will continue to be to a limited number of manufacturers, distributors, and retailers.

Our current customers may potentially perceive us as a competitor as we enter the finished jewelry business. As described above, we are currently substantially dependent on a limited number of customers, including distributors and jewelry manufacturers, for the sale of our products. Our design, manufacture, and marketing of finished jewelry featuring moissanite under exclusive brands for sale to distributors and retailers may result in some of these current customers perceiving us as a competitor, despite our efforts to use primarily non-conflicting sales channels. In response, these customers may choose to reduce their orders for our products. This reduction in orders could occur faster than our sales growth in this new business, which could materially and adversely affect our business, operating results, and financial condition.

Our business and our results of operations could be materially adversely affected as a result of general economic and market conditions, including the current economic environment. Global financial markets have experienced extreme disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. We are unable to predict the likely duration and severity of the effects of these disruptions in the financial markets and the adverse global economic conditions, and if the current uncertainty continues or economic conditions further deteriorate, our business and results of operations could be materially and adversely affected. The consequences of such adverse effects could include interruptions or delays in our suppliers’ performance of our contracts, reductions and delays in customer purchases, delays in or the inability of customers to obtain financing to purchase our products, and bankruptcy of customers and/or suppliers.

Luxury products, such as fine jewelry, are discretionary purchases for consumers. The reduction in consumer discretionary spending, largely attributed to the conditions described above, has affected our industry more significantly than many other industries. Consumer discretionary spending is strongly affected by economic factors outside our control, including the condition of financial markets, consumer credit availability, prevailing interest rates, energy costs, employment levels, salary levels, and tax rates. A continued reduction in discretionary consumer spending could have a material adverse effect on our business and financial condition.

We expect to remain dependent upon Cree for the supply of our SiC crystals for the foreseeable future. If we are unable to obtain sufficient, high-quality SiC crystals from Cree and we have a significant increase in demand for our moissanite jewel, then we may not be able to meet that demand. Cree has certain proprietary rights relating to its process for growing large single crystals of SiC and its process for growing near-colorless SiC crystals. Under the Cree Exclusive Supply Agreement, we are obligated to buy from Cree, and Cree is obligated to sell to us, at least 50%, by dollar volume, of our requirements for SiC material for the production of gemstones in each calendar quarter through June 2015. However, there can be no assurance that Cree will be able to continue to produce and supply us with SiC crystals of sufficient quality, sizes, and volumes that we desire or that we will successfully negotiate purchase commitments at acceptable prices that enable us to manage our inventories and raw material costs effectively.

We face intense competition in the worldwide jewelry industry. The jewelry industry is highly competitive and we compete with numerous other jewelry products. In addition, we face competition from treated diamonds, synthetic diamonds, and companies developing other synthetic jewelry technologies. A substantial number of companies supply products to the jewelry industry, many of which we believe have greater financial resources than we do. Competitors could develop new or improved technologies that may render the price point for moissanite noncompetitive, which would have an adverse effect on our business, results of operations, and financial condition.

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

We are subject to certain risks due to our international distribution channels and vendors. We currently have approximately 21 international distributors for moissanite jewels covering portions of Western Europe, Australia, India, Southeast Asia, and the Middle East. Our long-term strategy is to expand the number of international markets for our products. In addition, we expect to use certain companies based outside the U.S. to facet our moissanite jewels and to manufacture finished jewelry. Due to our reliance on development of foreign markets and use of foreign vendors, we are subject to the risks of conducting business outside of the U.S. These risks include the following:

•
the adverse effects on U.S.-based companies operating in foreign markets that might result from war; terrorism; changes in diplomatic, trade, or business relationships; or other political, social, religious, or economic instability;

•	the continuing adverse economic effects of the recent global financial crisis;
•	unexpected changes in, or impositions of, legislative or regulatory requirements;
•	delays resulting from difficulty in obtaining export licenses;
•	tariffs and other trade barriers and restrictions;
•	the burdens of complying with a variety of foreign laws and other factors beyond our control;
•	the potential difficulty of enforcing agreements with foreign customers and suppliers; and
•	the complications related to collecting receivables through a foreign country’s legal system.

Additionally, while the majority of our foreign transactions are denominated in U.S. dollars, foreign currency fluctuations could impact demand for our products or the ability of our foreign suppliers to continue to perform. Further, some of our foreign distributors operate relatively small businesses and may not have the financial stability to assure their continuing presence in their markets. There can be no assurance that the foregoing factors will not adversely affect our operations in the future or require us to modify our anticipated business practices.

Sales of moissanite jewelry could be dependent upon the pricing of precious metals, which is beyond our control. Any increases in the market price of precious metals (primarily gold) could affect the pricing and sales of jewelry incorporating moissanite jewels, including jewelry manufactured by us. The majority of price increases in precious metals are passed on to the consumer in the form of higher prices for finished jewelry. These higher prices could have a negative impact on the sell-through of moissanite jewelry at the retail level. From the beginning of 2006 through 2010, the price of gold has increased significantly (approximately 165%), resulting in higher retail price points for gold jewelry. This has had a negative impact on both sales of moissanite jewelry and the jewelry industry as a whole.

We rely upon our ability to protect our intellectual property. We have U.S. product and method patents for moissanite jewels, expiring in 2015, under which we believe that we have broad, exclusive rights to manufacture, use, and sell moissanite jewels in the U.S. We have these same patents in a number of foreign jurisdictions, most of which expire in 2016. We believe that these patents create substantial technological barriers to our potential competitors. At the present time, we are also dependent on Cree’s technology for the production of SiC crystals.

There can be no assurance that any patents issued to or licensed by or to us or Cree will provide any significant commercial protection, that we or Cree will have sufficient resources to protect our respective patents, that any additional patents will be issued in the future, or that any existing or future patents will be upheld by a court should we or Cree seek to enforce our respective rights against an infringer. Litigation to determine the validity of any third party’s claims could result in significant expense and divert the efforts of our technical and management personnel, whether or not such litigation is determined in our favor. In the event of an adverse result of any such litigation, we could be required to expend significant resources to develop non-infringing technology or to obtain licenses for, and pay royalties on the use of, the technology subject to the litigation. We have no assurance that we would be successful in such development or that any such license would be available on commercially reasonable terms. Our former South Korean patent is no longer valid as a result of a ruling by the South Korean Patent Court, and there can be no assurance that we will not incur similar outcomes in other jurisdictions in the future.

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

Governmental regulation and oversight might adversely impact our operations. We are subject to governmental regulations in the manufacture and sale of moissanite jewels and finished jewelry. In particular, the FTC has the power to restrict the offer and sale of products that could deceive or have the tendency or effect of misleading or deceiving purchasers or prospective purchasers with regard to their type, kind, quality, character, origin, or other characteristics. In addition, the precious metal in our finished jewelry may be subject to requirements, which vary by country and by state, such as hallmarking and alloy content. We may be under close scrutiny both by governmental agencies and by competitors in the gemstone industry, any of which may challenge our promotion and marketing of our moissanite jewel and finished jewelry products. If our production or marketing of moissanite jewels and/or finished jewelry featuring moissanite is challenged by governmental agencies or competitors, or if regulations are issued that restrict our ability to market our products, our business, operating results, and financial condition could be materially adversely affected.

Some anti-takeover provisions of our charter documents, agreements, and plans may delay or prevent a takeover of our company. A number of provisions of our articles of incorporation and bylaws impact matters of corporate governance and the rights of shareholders. Certain of these provisions have an anti-takeover effect and may delay or prevent takeover attempts not first approved by our Board of Directors (including takeovers that certain shareholders may deem to be in their best interests). These provisions also could delay or frustrate the removal of incumbent directors or the assumption of control by shareholders. We believe that these provisions are appropriate to protect our interests and the interests of all of our shareholders.

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

We lease approximately 16,500 square feet of mixed-use space (general office, light manufacturing, and laboratory) in the Research Triangle Park area of North Carolina from an unaffiliated third party. This lease expires in January 2017. This space houses the majority of all U.S. personnel, including our executive offices, sales offices, administrative personnel, and production facilities. This space is being fully utilized and management considers this space to be sufficient for our foreseeable needs over the next 12 months.

Item 3.	Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity

Our common stock is traded on the NASDAQ Global Select Market under the symbol “CTHR.” The following table presents, for the periods indicated, the high and low sales prices of our common stock, as reported by the NASDAQ Global Select Market. As of March 25, 2011 there were 285 shareholders of record of our common stock.

	High	Low
Year Ended December 31, 2009:
First Quarter	$0.55	$0.20
Second Quarter	$0.60	$0.29
Third Quarter	$0.96	$0.32
Fourth Quarter	$1.85	$0.44
Year Ended December 31, 2010:
First Quarter	$1.97	$1.16
Second Quarter	$3.25	$1.60
Third Quarter	$3.00	$2.05
Fourth Quarter	$3.06	$1.81

We did not pay any dividends on our common stock during 2010 or 2009. We will regularly review and consider the best policies and practices for our company, including the dividend policy. The payment of future dividends will be dependent on the facts and circumstances at the time of that review.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to provide a better understanding of our consolidated financial statements, including a brief discussion of our business and products, key factors that impacted our performance, and a summary of our operating results. This information should be read in conjunction with Item 1A, “Risk Factors” and our consolidated financial statements and the notes thereto included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Historical results and percentage relationships among any amounts in the consolidated financial statements are not necessarily indicative of trends in operating results for future periods.

Overview

We manufacture, market, and distribute Charles & Colvard Created Moissanite® jewels (which we refer to as moissanite or moissanite jewels) and finished jewelry featuring moissanite for sale in the worldwide jewelry market. Moissanite, also known by its chemical name of silicon carbide, or SiC, is a rare mineral first discovered in a meteor crater. Because naturally occurring SiC crystals are too small for commercial use, larger crystals must be grown in a laboratory. Leveraging our advantage of being the sole source worldwide of created moissanite jewels, our strategy is to establish Charles & Colvard with reputable, high-quality, and sophisticated brands and to position moissanite as an affordable, luxurious alternative to other gemstones, such as diamond. We believe this is possible due to moissanite’s exceptional brilliance, fire, luster, durability, and rarity like no other jewel available on the market.

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

Over the past 12 months, our management team, which has over 100 years of combined jewelry industry experience, has:

•	addressed and resolved significant legacy issues of the past;
•	put in place a strong foundation for future expansion of moissanite distribution;
•	returned our company to profitability for the first time since 2007;
•	established jewelry manufacturing capabilities;
•	begun development of multiple brands to position finished jewelry featuring moissanite in various retail channels in the marketplace;
•	established training and customer support to enhance sales momentum;
•	implemented consumer-driven pricing that has resulted in improved sell-through at the retail level; and
•
begun development of an e-commerce website, www.moissanite.com, that we expect to launch in mid-2011 and will feature finished jewelry set with moissanite that is manufactured by us and several of our key distributors.

One of our primary goals is to achieve and grow positive cash flow each quarter as we build and reinvest in the business. During the year ended December 31, 2010, we began to implement our new strategy and messaging initiatives. Key elements of our strategy include (i) better support of our existing channel partners to improve sell-through to retailers and consumers, including partnering with them more closely to formulate strategies designed to increase consumer awareness of moissanite; and (ii) the identification of additional channel partners that can open new domestic and international markets for us.

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

With past issues resolved, our management team is now able to focus fully on expanding the business by providing our retail partners with the tools necessary to enhance sales. New training programs have been developed to assist in facilitating sales behind the counters. New marketing materials are now available or are currently under development to provide necessary support to our retail partners, including displays, catalogs, postcards, brochures, certification cards, warranties, backlit signage, banners, and television commercial spots. In addition, we engaged the services of a marketing communications firm in 2010 to assist us with the development of multiple brands for both the moissanite jewel and our collections of finished jewelry featuring moissanite to help increase consumer awareness, expand moissanite’s global reach, develop additional marketing channels to the jewelry trade and the consumer, and help define a more compelling consumer value proposition that we believe will drive increased demand for our products. We expect to support these initiatives with Internet and social media campaigns on such websites as Facebook, Twitter, and YouTube designed to communicate with the consumer in fun, engaging, and informative ways.

As a result of our efforts to date, our total net sales for the year ended December 31, 2010 were 53% greater than total net sales during the year ended December 31, 2009, with loose jewel sales and finished jewelry sales improving 43% and 106% period to period, respectively. The increase in net sales, combined with close scrutiny of our cost structure resulting in the elimination of unnecessary expenses and the renegotiation of many other expenses, led to a profitable first quarter of 2010, the first time we posted a profit since the third quarter of 2007. We remained profitable throughout 2010. There can be no assurance that future results for each reporting period will exceed past results in sales, operating cash flow, and/or net income due to the challenging business environment in which we operate, our changing business model, and our investment in various initiatives to support our growth strategies. However, we remain committed to our current priorities of generating positive cash flow and strengthening our financial position through cost-reduction initiatives and selling down our inventory while we execute and refine our strategy and messaging initiatives. We believe that we have the right leadership team to execute the strategic roadmap that can continue to significantly improve our business. We believe the results of these efforts will propel us to new heights of revenue growth and profitability and further enhance shareholder value in coming years, but we fully recognize the business and economic challenges in which we operate.

2010 Summary

The following is a summary of key financial results and certain non-financial results achieved for the year ended December 31, 2010:

•
We grew our total net sales by $4.37 million, or 53%, to $12.69 million in 2010 from $8.31 million in 2009. The improvement in 2010 sales was primarily due to the execution of our strategy to revitalize existing customer relationships, the addition of several new domestic and international customers during the year, an expansion of our business into finished jewelry featuring moissanite, and the improvement in the overall retail environment.

•
We reduced our operating expenses by $1.58 million, or 19%, in 2010 primarily as a result of very tight cost control initiatives that commenced in the latter part of 2009. Fiscal 2009 also included a non-recurring impairment loss on long-lived assets, severance, certain professional services including management fees paid pursuant to a professional services agreement, and research and development expenses. As we grow our business, we will continue to closely manage our operating expenses by seeking the most cost effective and efficient solutions.

•
We achieved a $5.17 million improvement in profitability with net income totaling $1.56 million in 2010 compared to a net loss of $3.62 million in 2009. Our earnings per share improved $0.27 to $0.08 in 2010 from a net loss per share of $0.19 in 2009.

•	We generated positive cash flows from operations during 2010 of $1.48 million.

•
Cash and liquid long-term investments at December 31, 2010 were $8.75 million compared to $7.41 million at December 31, 2009. The primary reasons for this increase are a $1.48 million cash flow from operations that included net income of $1.56 million, a decrease in inventory of $3.10 million, an increase in trade accounts payable of $277,000, and a net increase in accrued liabilities of $170,000 that more than offset an increase in trade accounts receivable of $3.38 million, an increase in income tax receivable of $113,000, and an increase in prepaid expenses and other assets of $154,000.

•
Total inventory, including long-term and consignment inventory, was $37.38 million as of December 31, 2010, which was down from approximately $39.13 million at the end of 2009 primarily as a result of sales, offset in part by purchases of raw material SiC crystals that we agreed to purchase from Cree in full satisfaction of a 2007 purchase commitment; jewelry castings, findings, and other jewelry components; and limited production of moissanite gemstones. We believe we have a significant opportunity to build our cash position as we sell down our on-hand inventory.

•	We continue to carry no long-term debt and believe we can fund our growth strategies for the foreseeable future from operating cash flows.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which we prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities. “Critical accounting policies and estimates” are defined as those most important to the financial statement presentation and that require the most difficult, subjective, or complex judgments. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Under different assumptions and/or conditions, actual results of operations may materially differ. The most significant estimates impacting our consolidated financial statements relate to valuation and classification of inventories, accounts receivable reserves, deferred tax assets, uncertain tax positions, and cooperative advertising. We also have other policies that we consider key accounting policies, the most significant of which is our policy for revenue recognition; however, this policy typically does not require us to make estimates or judgments that are difficult or subjective.

Inventories - Inventories are stated at the lower of cost or market on an average cost basis. Our finished goods inventory consists primarily of near-colorless moissanite jewels that meet rigorous grading criteria and are of cuts and sizes most commonly used in the jewelry industry. As of December 31, 2010, we carried only a limited amount of moissanite jewels in finished jewelry settings, and the carrying value of these jewels is included in the finished jewelry valuation described below. Our moissanite jewel inventories do not degrade in quality over time and are not subject to fashion trends. We have very small market penetration in the worldwide jewelry market and have the exclusive right through 2015 to produce and sell created SiC for use in jewelry applications. In view of the foregoing factors, we have concluded that no excess or obsolete loose jewel inventory reserve requirements existed as of December 31, 2010.

During 2002, we established a lower of cost or market reserve of $400,000 to allow for a portion of the finished goods inventory to be re-cut to achieve higher quality standards. To determine this reserve, we estimated the amount of inventory that was anticipated to be re-cut and the amount of weight loss that would occur during the process. Since the establishment of this reserve, no portion of the loose jewel inventories had been re-cut. In 2010, we identified several customers for the sale of lower grades of loose jewels and finished jewelry containing these jewels without the need to re-cut them; therefore, this reserve was not deemed necessary and was reversed in December 2010.

Jewelry inventories consist primarily of finished goods, the majority of which we acquired as part of the January 2009 settlement agreement with a former manufacturer customer to reduce the outstanding receivable to us. Due to the lack of a plan to market this inventory at that time, a jewelry inventory reserve was established to reduce the majority of the jewelry inventory value to scrap value, or the amount we would expect to obtain by melting the gold in the jewelry and returning to loose-jewel finished goods inventory those jewels that meet grading standards. To determine the amount of the jewelry reserve, we needed to estimate the amount of gold in each piece of jewelry, the price per ounce we would receive for the gold, and the amount of jewels that could be returned to finished goods inventory. This scrap reserve has declined as the associated jewelry is sold down, and the balance was $496,000 and $1.35 million at December 31, 2010 and 2009, respectively. In 2010, we entered the finished jewelry business and began manufacturing jewelry containing our moissanite jewels. This inventory is not subject to this reserve, though we review the finished jewelry inventory on an ongoing basis for any lower of cost or market and obsolescence issues and have concluded that no such finished jewelry inventory reserve requirements relating to our new line of finished jewelry products existed as of December 31, 2010.

Any inventory in excess of our current requirements based on historical and anticipated levels of sales is classified as long-term on our consolidated balance sheets. Our classification of long-term inventory requires us to estimate the portion of inventory that can be realized over the next 12 months.

Accounts and Note Receivable Reserves - Estimates are used to determine the amount of two reserves against trade accounts receivable. The first reserve is an allowance for sales returns. At the time revenue is recognized, we estimate future returns and reduce sales and accounts receivable by this estimated amount. This amount is estimated using our historical return rate and takes into account any contractual return privileges granted to customers. The allowance for sales returns was $117,000 and $145,000 at December 31, 2010 and 2009, respectively. Second, an allowance for doubtful accounts is established to reduce trade accounts receivable to an amount expected to be collected. Based on historical percentages of uncollectible accounts by aging category, changes in payment history, and facts and circumstances regarding specific accounts that become known to management when evaluating the adequacy of the allowance for doubtful accounts, we determine a percentage based on the age of the receivable that we deem uncollectible. The allowance is then calculated by applying the appropriate percentage to each of our receivables. Any increases or decreases to this allowance are charged or credited as a bad debt expense to general and administrative expenses. Any accounts with significant balances are reviewed separately to determine an appropriate allowance based on the facts and circumstances of the specific account. During our review for 2010, we specifically reviewed and recorded an allowance for the balance owed to us by an international customer for which we have initiated collection efforts and nearly fully reserved the outstanding accounts receivable balance. It was not necessary to review any individual customers separately during our review for 2009. The total allowance for doubtful accounts was $866,000 and $90,000 at December 31, 2010 and 2009, respectively.

We evaluate the need for reserves on notes receivable as facts and circumstances regarding their collectibility become known to us. Our only note receivable at December 31, 2009 was approximately $225,000, which represented the unpaid portion of a $400,000 advance made to Norstel as part of the Norstel Exclusive Supply Agreement. In December 2009, we received notification from Norstel that it had reached an agreement in principle with a new investor. This agreement was conditioned upon Norstel initiating a company reorganization that would involve unsecured creditors’ acceptance of a composition offer to receive 25% of outstanding debts as payment in full. As a result, we recorded a reserve of $170,000 on the outstanding note receivable in the fourth quarter of 2009. Though we did not consent to the composition offer, we received notice in January 2010 that the District Court of Norrköping had approved it, and we received a cash payment of approximately $56,000 in February 2010.

Deferred Tax Assets - U.S. GAAP guidance requires that all deferred tax assets of the company be assessed to determine if a valuation allowance is required. A valuation allowance is required if it is determined that it is more likely than not, or greater than a 50% probability, that some portion or all of the deferred tax assets will not be realized. The guidance states further that “forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years.” Based on our significant losses during 2008 and 2009, and the lack of verifiable positive evidence of sufficient future taxable income to fully use our net operating loss carryforward and other deferred tax assets, we established valuation allowances against all U.S. deferred tax assets of $5.12 million and $4.87 million as of December 31, 2010 and 2009, respectively. This assessment will continue to be addressed in future periods.

Our deferred tax assets in Hong Kong were fully reserved with a valuation allowance of $1.06 million as of December 31, 2010 and had been fully reserved in all prior periods due to the uncertainty of future taxable income in this jurisdiction to utilize the deferred tax assets. Our Hong Kong subsidiary ceased operations during 2008 and became a dormant entity during 2009. If we use any portion of our deferred tax assets in future periods, the valuation allowance would need to be reversed and will impact our future operating results.

Uncertain Tax Positions - Effective January 1, 2007, we adopted U.S. GAAP guidance regarding the de-recognition, classification, accounting in interim periods, and disclosure requirements for uncertain tax positions. Determining which tax positions qualify as uncertain positions and the subsequent accounting for these positions requires significant estimates and assumptions. Our net accrued income tax liability under the provisions of this guidance was $937,000 and $1.06 million at December 31, 2010 and 2009, respectively. This liability is only resolved when we obtain an official ruling from the tax authority on the positions or when the statute of limitations expires. The large decrease in our accrued income tax liability during 2009 resulted from a deduction on our 2008 tax return related to unpaid obligations due to us from our Hong Kong subsidiary that ceased operating during 2008. We determined that this deduction qualified as an uncertain tax position at December 31, 2008. During 2009, our 2008 income tax returns were examined by the Internal Revenue Service and these returns were determined to be accepted as filed, with certain immaterial adjustments. As a result, we no longer considered this tax deduction an uncertain tax position and reversed the $2.17 million accrued income tax liability during the year ended December 31, 2009. Despite the reversal of this liability, there was not a material effect on our 2009 operating results as we had established a full valuation allowance against the deferred tax assets generated by this deduction.

Cooperative Advertising - We offer a cooperative advertising program to many of our customers that reimburses, via a credit towards future purchases, a portion of their marketing costs based on their net purchases from us. At the end of any given period, we estimate the amount of cooperative advertising expense that has not yet been submitted for credit by our customers. These amounts were $314,000 and $173,000 at December 31, 2010 and 2009, respectively.

We estimate this amount based on our historical experience with each customer and the related contractual arrangements to provide certain levels of cooperative advertising for our customers. Any differences in actual amounts to our estimates will result in a charge or credit to sales and marketing expenses.

Revenue Recognition - Revenue is recognized and title passes when products are shipped from our facility, excluding consignment shipments as discussed below. Our standard customer payment terms are generally between 30 and 90 days, though we may offer extended terms from time to time. Some customers are required to prepay prior to shipment. At the time revenue is recognized, an allowance for estimated returns is established. Any change in the allowance for returns is charged against net sales. Our return policy allows for the return of jewels and finished jewelry for credit generally within 30 days of shipment and must be returned for a valid reason, such as quality problems or an error in shipment. Some customers have a contractual right to return a certain percentage of goods for any reason. In these instances, we only recognize revenue when the contractual right of return is exhausted. Periodically, we ship loose-jewel and jewelry finished goods inventory to customers on consignment terms. Under these terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. Our customers are generally required to make payments on consignment shipments within 60 days upon the customer informing us that it will keep the inventory. Accordingly, we do not recognize revenue on these consignment transactions until the earlier of (1) the customer informing us that it will keep the inventory or (2) the expiration of the right of return period.

Recent Accounting Pronouncements - See Note 2 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Results of Operations

The following table sets forth certain consolidated statements of operations data for the years ended December 31, 2010 and 2009.

	Year Ended December 31,
	2010	2009
Net sales	$12,686,771	$8,312,470
Costs and expenses:
Cost of goods sold	4,825,921	3,691,065
Sales and marketing	1,992,842	1,949,576
General and administrative	4,526,335	5,702,609
Research and development	99,888	401,496
Loss on impairment of long-lived assets	-	145,800
Total costs and expenses	11,444,986	11,890,546
Income (loss) from operations	1,241,785	(3,578,076)
Other income (expense):
Interest income	109,183	38,532
Interest expense	(2,831)	(338)
Loss on call of long-term investments	(25,528)	-
Total other income (expense)	80,824	38,194
Income (loss) before income taxes	1,322,609	(3,539,882)
Income tax net benefit (expense)	234,275	(77,710)
Net income (loss)	$1,556,884	$(3,617,592)

Net Sales

Net sales for the years ended December 31, 2010 and 2009 comprise the following:

	Year Ended December 31,		Change
	2010	2009	Dollars	Percent
Loose jewels	$10,162,163	$7,088,863	$3,073,300	43%
Finished jewelry	2,524,608	1,223,607	1,301,001	106%
Total net sales	$12,686,771	$8,312,470	$4,374,301	53%

Net sales were $12.69 million for the year ended December 31, 2010 compared to $8.31 million for the year ended December 31, 2009, an increase of $4.37 million, or 53%. During 2010, carat sales of loose moissanite jewels and moissanite jewels mounted in jewelry increased 85% to approximately 89,000 carats from approximately 48,000 carats in 2009. As our management team continues to reposition moissanite in the marketplace and explore new opportunities for our product, including finished jewelry featuring moissanite, we anticipate orders and related sales will continue to improve.

For the year ended December 31, 2010, loose jewel sales were $10.16 million compared to $7.09 million for the year ended December 31, 2009, an increase of $3.07 million, or 43%. In 2010, the average selling price per carat for our sales of loose jewels decreased 16% from 2009 primarily as a result of lower prices we implemented in December 2009 and special pricing that we extended during 2010 to support new customers launching in new markets.

For the year ended December 31, 2010, finished jewelry sales were $2.52 million compared to $1.22 million for the year ended December 31, 2009, an increase of $1.30 million, or 106%. Sales of finished jewelry represented 20% of total net sales in 2010 compared to 15% of total net sales in 2009. The majority of our finished jewelry sales in 2009 were for jewelry we had in inventory as a result of a January 2009 settlement agreement with a former manufacturer customer and the related marketing programs canceled in September 2009. We also sold in 2009 a limited amount of jewelry we produced several years ago as a test market. In early 2010, we began manufacturing and selling finished jewelry featuring moissanite, and we are also developing a sample line of designer-inspired fashion jewelry that we intend to offer as an expansion to the basic line of jewelry. As a result of these efforts, as well as the continued sell-down of the former manufacturer customer’s jewelry through certain customers’ retail stores and/or websites at closeout prices, we have replaced the jewelry sales for the marketing programs that were discontinued in 2009.

U.S. net sales accounted for approximately 66% and 64% of total net sales during the years ended December 31, 2010 and 2009, respectively. U.S. net sales and carat shipments, which do not include shipments of consigned inventory, increased by 56% and 89%, respectively, for the year ended December 31, 2010 as compared to the year ended December 31, 2009. U. S. sales increased during 2010 primarily due to our continuing efforts to revitalize existing customer relationships, the execution of our strategic plan including the expansion of our business into finished jewelry featuring moissanite, the addition of several new customers during the year, and the improvement in the overall retail environment.

Our two largest U.S. customers during the year ended December 31, 2010 accounted for 18% and 15%, respectively, of our total sales compared to 19% and 8%, respectively, during the year ended December 31, 2009. No additional U.S. customers accounted for more than 10% of total sales in 2010 or 2009. We expect that we will remain dependent on our ability, and that of our largest customers, to maintain and enhance retail programs. A change in or loss of any of these customer or retailer relationships could have a material adverse effect on our results of operations.

International net sales accounted for approximately 34% and 36% of total net sales during the years ended December 31, 2010 and 2009, respectively. International net sales and carat shipments, which do not include shipments of consigned inventory, increased by 46% and 82%, respectively, for the year ended December 31, 2010 as compared to the year ended December 31, 2009. International sales increased during 2010 primarily due to the acquisition of new customers in India and Russia as well as the improvement in the overall retail environment. No international customers accounted for more than 10% of total sales in 2010 or 2009. A portion of our international sales represents jewels sold internationally that will be re-imported to U.S. retailers. Our top three international distributors by sales volume during the year ended December 31, 2010 were located in Russia and India.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the years ended December 31, 2010 and 2009 are as follows:

	Year Ended December 31,		Change
	2010	2009	Dollars	Percent
Cost of goods sold	$4,825,921	$3,691,065	$1,134,856	31%

Cost of goods sold was $4.83 million for the year ended December 31, 2010 compared to $3.69 million for the year ended December 31, 2009, an increase of $1.13 million, or 31%. Cost of goods sold is primarily composed of inventory sold during the period; inventory written off during the period due to ongoing quality reviews or through customer returns; salaries and benefits for personnel involved in preparing and shipping product to customers; an allocation of shared expenses such as rent, utilities, communication expenses, and depreciation related to preparing and shipping product to customers; and outbound freight charges.

The increase in cost of goods sold was primarily due to the 53% increase in net sales for the year ended December 31, 2010, offset in part by a $1.35 million net decrease in jewelry reserves that comprised an $852,000 decrease in scrap jewelry reserve due to sales of the underlying jewelry and an increase in the market price of gold on the remaining reserved jewelry inventory; a $400,000 decrease in an inventory reserve that was allowed for the carat weight loss associated with the possible future re-cutting of a portion of the loose jewel inventory upon the realization of a market for the jewels in their existing form; and a $117,000 decrease in reserves for inventory held on consignment primarily as a result of collection from a customer in Chapter 11 bankruptcy protection, offset by a $16,000 increase in other reserves for damaged loose jewels.

Sales and Marketing

Sales and marketing expenses for the years ended December 31, 2010 and 2009 are as follows:

	Year Ended December 31,		Change
	2010	2009	Dollars	Percent
Sales and marketing	$1,992,842	$1,949,576	$43,266	2%

Sales and marketing expenses were $1.99 million for the year ended December 31, 2010 compared to $1.95 million for the year ended December 31, 2009, an increase of $43,000, or 2%.

The increase in sales and marketing expenses was primarily due to a $167,000 increase in compensation costs and a $301,000 increase in advertising expenses, offset in part by decreases of $319,000 in professional services and $106,000 in other expenses. Compensation costs increased in 2010 primarily as a result of a full year of salary and benefits for our Vice President of Sales & Marketing hired in October 2009, netted against the reversal in 2009 of $180,000 in previously recorded stock-based compensation due to certain stock options not vesting for terminated employees that was offset in part by 2009 severance expenses of $64,000. Our advertising expenses increased due to (i) increases in cooperative advertising of $214,000 resulting from both higher sales and additional marketing support we provided to new international customers to help increase our presence in the customers’ countries, and (ii) increases in direct advertising costs of $87,000 as we began developing and implementing our sales and marketing strategies. Professional services decreased due to a reduction in marketing research of $201,000, a reduction of $80,000 in security services associated with discontinued trunk shows, and other reductions of $38,000 for various consulting services. Other expenses, including supplies, postage, bank fees, and rent, decreased by $131,000 as a result of fewer direct mail advertising initiatives and a greater allocation to general and administrative expenses, offset by an increase in travel of $26,000 to support sales and marketing initiatives.

General and Administrative

General and administrative expenses for the years ended December 31, 2010 and 2009 are as follows:

	Year Ended December 31,		Change
	2010	2009	Dollars	Percent
General and administrative	$4,526,335	$5,702,609	$(1,176,274)	-21%

General and administrative expenses were $4.53 million for the year ended December 31, 2010 compared to $5.70 million for the year ended December 31, 2009, a decrease of $1.18 million, or 21%.

The decrease in general and administrative expenses was primarily due to a $1.31 million decrease in professional services, consisting primarily of $595,000 in management fees paid pursuant to a professional services agreement that was terminated in August 2009, $437,000 in reduced fees for legal services, $111,000 in reduced audit and tax fees, and $124,000 in reduced consulting fees. Also contributing to the decrease in general and administrative expenses were a $222,000 decrease in board compensation and investor relations expenses, a $502,000 decrease in insurance premiums due to the renegotiation of rates, and $107,000 in reduced recruiting fees paid in conjunction with executive management searches. These decreases were offset in part by a net increase in bad debt expense of $477,000, primarily associated with an international customer for which we have initiated collection efforts and nearly fully reserved the outstanding accounts receivable balance, and $370,000 in increased compensation expense, primarily associated with a full year of employment in 2010 of both our Chief Executive Officer and Chief Financial Officer.

Research and Development

Research and development expenses for the years ended December 31, 2010 and 2009 are as follows:

	Year Ended December 31,		Change
	2010	2009	Dollars	Percent
Research and development	$99,888	$401,496	$(301,608)	-75%

Research and development expenses were $100,000 for the year ended December 31, 2010 compared to $401,000 for the year ended December 31, 2009, a decrease of $302,000, or 75%.

The decrease in research and development expenses was primarily attributable to $250,000 of expense associated with a December 2008 research and development agreement, which required us to pay $50,000 per month through May 2009, and a greater allocation of compensation costs to support general and administrative activities.

Loss on Impairment of Long-Lived Assets

On a periodic basis, we review our long-lived assets for possible impairment. Loss on impairment of long-lived assets for the years ended December 31, 2010 and 2009 is as follows:

	Year Ended December 31,		Change
	2010	2009	Dollars	Percent
Loss on impairment of long-lived assets	$-	$145,800	$(145,800)	-100%

During 2009, we determined that certain of our idled manufacturing equipment was impaired because its carrying value of $183,300 exceeded future net undiscounted cash flows expected to be generated by the equipment due to the then-current large finished goods inventory position. As a result, a fair value adjustment in the amount of $145,800 was recorded as a loss on impairment, representing the carrying value less the estimated salvage value of $37,500. There was no impairment of long-lived assets in 2010.

Interest Income

Interest income for the years ended December 31, 2010 and 2009 is as follows:

	Year Ended December 31,		Change
	2010	2009	Dollars	Percent
Interest income	$109,183	$38,532	$70,651	183%

Interest income was $109,000 for the year ended December 31, 2010 compared to $39,000 for the year ended December 31, 2009, an increase of $71,000, or 183%. This increase resulted primarily from investments of cash in excess of operating requirements made in U.S. government agency securities during the first quarter of 2010 that carry higher yields than those of previous cash-equivalent investments.

Provision for Income Taxes

During 2008, we recorded a valuation allowance against certain deferred tax assets. Due to continued uncertainty over sufficient future taxable income to fully utilize these deferred tax assets, we did not record an income tax benefit for the losses incurred during the year ended December 31, 2009. Due to the full valuation allowance on operating loss carryforwards recorded in prior years and for the year ended December 31, 2010, we also did not recognize an income tax expense associated with pretax income during the year ended December 31, 2010.

We recognized approximately $43,000 and $78,000 of income tax expense for the years ended December 31, 2010 and 2009, respectively, for estimated tax, penalties, and interest accrued under U.S. GAAP for uncertain tax positions.

During the year ended December 31, 2010, we also recognized income tax benefits of approximately $113,000 associated with federal tax refunds and approximately $21,000 from the elimination of a deferred tax asset and associated uncertain tax position resulting from the carryback of operating losses to the 2004 and 2005 tax years. Additionally, we recognized approximately $143,000 of additional income tax benefit consisting of a $102,000 reduction of a deferred tax asset valuation allowance to offset liabilities associated with an uncertain tax position and $41,000 of income tax benefits due to the reduction of the penalties and interest associated with the same uncertain position.

During 2008, we ceased operations of our Hong Kong subsidiary and as a result, we had a significant tax deduction on our 2008 tax returns resulting from unpaid obligations of the subsidiary to us. At December 31, 2008, we determined that this deduction qualified as an uncertain tax position under U.S. GAAP and recorded a long-term accrued income tax liability of $2.17 million. During 2009, our 2008 income tax returns were examined by the Internal Revenue Service, and these returns were determined to be accepted as filed, with certain immaterial adjustments. As a result, we no longer considered this tax deduction an uncertain tax position and reversed the $2.17 million accrued income tax liability during the year ended December 31, 2009. Despite the reversal of this liability, there was not a material effect on our 2009 operating results as we had established a full valuation allowance against the deferred tax assets generated by this deduction.

Our statutory tax rate is 38.5% and consists of the federal income tax rate of 34% and the North Carolina state income tax rate of 4.5%, net of the federal benefit.

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of December 31, 2010, our principal sources of liquidity were cash and cash equivalents totaling $7.74 million, trade accounts receivable of $3.68 million, and short-term inventory of $6.31 million, as compared to cash and cash equivalents totaling $7.41 million, trade accounts receivable of $1.04 million, and short-term inventory of $3.34 million as of December 31, 2009. During the year ended December 31, 2010, we purchased $5.06 million of highly liquid, long-term U.S. government agency securities that we have classified as held-to-maturity long-term investments on our consolidated balance sheets due to our positive intention and ability to hold these securities until their maturity dates. Securities totaling $4.00 million were called by the issuers prior to year-end, resulting in a net use of cash for these investments during the year ended December 31, 2010 of $1.06 million.

During the year ended December 31, 2010, our working capital increased by approximately $5.58 million to $17.02 million from $11.44 million at December 31, 2009. As described more fully below, the increase in working capital at December 31, 2010 is primarily attributable to improved cash position, a larger allocation of inventory to short-term, and an increase in trade accounts receivable, offset in part by cash invested in long-term investments and increases in trade accounts payable, accrued cooperative advertising, and other accrued expenses.

During the year ended December 31, 2010, $1.48 million of cash was provided by operations. Our net income of $1.56 million, a net decrease in inventory of $3.10 million, an increase in trade accounts payable of $277,000, and a net increase in accrued liabilities of $170,000 were the primary drivers of positive cash flow, more than offsetting an increase in trade accounts receivable of $3.38 million, an increase in income tax receivable of $113,000, and an increase in prepaid expenses and other assets of $154,000. Accounts receivable increased primarily due to higher sales during 2010 and, from time to time, we may offer extended customer payment terms that may not immediately increase liquidity as a result of a growth in sales. Inventories decreased primarily due to sales in excess of production of loose jewels and finished jewelry, as we are currently limiting production of loose jewels and sold a substantial portion of the finished jewelry produced in prior years. Accounts payable are typically at higher levels at December 31 each year due to our increased expenses for sales and marketing during the fourth-quarter holiday season, and our increase in accounts payable is consistent with the purchases of precious metals and labor to meet this demand.

We manufactured approximately $1.24 million in finished jewelry, including the purchase of precious metals and labor in connection with jewelry production, during the year ended December 31, 2010. We also purchased $1.17 million of raw material SiC crystals during 2010 in full satisfaction of a 2007 purchase commitment with Cree, as discussed below. Historically, our raw material inventories of SiC crystals had been purchased under exclusive supply agreements with a limited number of suppliers. Because the supply agreements restricted the sale of these crystals exclusively to us, the suppliers negotiated minimum purchase commitments with us that, when combined with our reduced sales, have resulted in levels of inventories that are higher than we might otherwise maintain. Beginning in 2008, we began to decrease our raw material SiC crystal purchases, and we did not make any purchases of raw material inventory during the year ended December 31, 2009. As of December 31, 2010, $31.08 million of our inventories were classified as long-term assets. We have no further outstanding commitments to purchase raw material SiC crystals, and we expect the trends resulting from our reduced raw material SiC crystal purchases in 2008, 2009, and 2010 to continue until our strategic initiatives gain significant traction.

In connection with the Cree Exclusive Supply Agreement, which expires in July 2015, we have committed to purchase from Cree a minimum of 50%, by dollar volume, of our raw material SiC crystal requirements. If our orders require Cree to expand beyond specified production levels, we must commit to purchase certain minimum quantities. Effective March 22, 2010, we entered into a letter agreement with Cree in connection with the Cree Exclusive Supply Agreement under which we agreed to purchase, over a period of approximately eight months in 2010, approximately $1.17 million of SiC crystals that Cree had previously manufactured under a 2007 purchase commitment. We completed this purchase using cash flows from operations and, for this reason, there was no material effect on our liquidity. We have no outstanding purchase commitments under the Cree Exclusive Supply Agreement.

On June 21, 2010, we received a letter from our former secondary SiC supplier, Norstel, stating that, as a result of our agreement with Cree to purchase SiC crystals in 2010 to satisfy the existing 2007 purchase commitment with Cree, we were obliged to purchase over the same period approximately $800,000 of material under the Norstel Exclusive Supply Agreement. Furthermore, the letter stated that failure to do so would constitute a material breach of the Norstel Exclusive Supply Agreement. Over several months, we worked with Norstel to amicably resolve the dispute, the outcome of which was a proposal to terminate the Norstel Exclusive Supply Agreement without any payments or damages to either party. As a result, on October 1, 2010, the parties entered into an agreement to terminate the Norstel Exclusive Supply Agreement. The agreement includes a release of all claims and rights of action that the parties may have against each other arising from or connected with the Norstel Exclusive Supply Agreement and its termination.

In addition, as part of the Norstel Exclusive Supply Agreement, we advanced $400,000 to Norstel in 2005 for the purchase of certain equipment. This advance, which was in the form of a note receivable, began to be repaid in January 2007 through a reduction on each invoice for subsequent purchases of SiC crystals. The balance on the advance as of December 31, 2009 was approximately $225,000. In December 2009, we received notification from Norstel that it had reached an agreement in principle with a new investor. This agreement was conditioned upon Norstel initiating a company reorganization that would involve unsecured creditors’ acceptance of a composition offer to receive 25% of outstanding debts as payment in full. As a result, we recorded a reserve of $170,000 on the advance in the fourth quarter of 2009. Though we did not consent to the composition offer, we received notice in January 2010 that the District Court of Norrköping had approved it, and we received a cash payment of approximately $56,000 in February 2010.

We received payment in April 2009 of a $2.07 million income tax receivable. We did not make any income tax payments during the year ended December 31, 2009 due to our loss position. Despite current year operating income, we did not make any income tax payments during the year ended December 31, 2010 due to our net operating loss carryforwards. As of December 31, 2010, we had approximately $1.01 million of remaining federal income tax credits, $666,000 of which expire between 2012 and 2029 and the balance without an expiration, which can be carried forward to offset future income taxes. As of December 31, 2010, we also had a federal operating loss carryforward available to reduce future taxable income of approximately $4.59 million expiring between 2020 and 2026, which can be used to offset against future federal taxable income, and a North Carolina tax net operating loss carryforward of approximately $10.84 million expiring between 2015 and 2025, which can be offset against future state taxable income.

In November 2009, our Board of Directors authorized a repurchase program for up to 1,000,000 shares of our common stock through August 12, 2010. On August 9, 2010, our Board of Directors authorized the extension of this program for an additional 12 months to August 12, 2011. Repurchases can be made in the open market or in privately negotiated transactions. We expect to use available cash to finance these purchases and will determine the timing and amount of stock repurchases based on our evaluation of market conditions, the market price of our common stock, and management’s assessment of our liquidity and cash flow needs. During the three months ended December 31, 2009, we repurchased 41,670 shares at $1.21 per share. During the year ended December 31, 2010, we repurchased no shares, and there remain 958,330 shares of our common stock approved for repurchase under the repurchase program.

We believe that our existing cash and cash equivalents and other working capital, together with future cash expected to be provided by operating activities, will be sufficient to meet our working capital and capital expenditure needs over the next 12 months. Our future capital requirements and the adequacy of available funds will depend on many factors, including our rate of sales growth, the expansion of our sales and marketing activities, the timing and extent of precious metals and labor purchases in connection with jewelry production to support our new finished jewelry business, the timing of capital expenditures, and risk factors described in more detail in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Also, we may make investments in, or acquisitions of, complementary businesses, which could also require us to seek additional equity or debt financing.

Off-Balance Sheet Arrangements

We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of December 31, 2010, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Charles & Colvard, Ltd.
Morrisville, North Carolina

We have audited the accompanying consolidated balance sheet of Charles & Colvard, Ltd. as of December 31, 2010 and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Charles & Colvard, Ltd. at December 31, 2010, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP
Raleigh, North Carolina

March 31, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Charles & Colvard, Ltd.
Morrisville, North Carolina

We have audited the accompanying consolidated balance sheet of Charles & Colvard, Ltd. and subsidiaries as of December 31, 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

/s/ FROST, PLLC
Certified Public Accountants

Little Rock, Arkansas
March 26, 2010, except for the effects on the consolidated financial statements for the change in method of accounting for inventories described in Notes 2 and 5, as to which the date is May 14, 2010

CHARLES & COLVARD, LTD.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$7,736,044	$7,405,685
Accounts receivable, net	3,679,141	1,043,296
Interest receivable	6,163	65
Income tax receivable	113,030	-
Note receivable, net	-	54,627
Inventory, net	6,306,875	3,340,712
Prepaid expenses and other assets	343,137	188,812
Total current assets	18,184,390	12,033,197
Long-term assets:
Held-to-maturity investments	1,018,551	-
Inventory, net	31,075,626	35,785,205
Property and equipment, net	377,352	218,418
Patent and license rights, net	252,542	260,548
Other assets	1,990	1,990
Total long-term assets	32,726,061	36,266,161
TOTAL ASSETS	$50,910,451	$48,299,358

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$542,084	$265,439
Accrued cooperative advertising	314,000	173,000
Accrued expenses and other liabilities	308,653	157,954
Total current liabilities	1,164,737	596,393
Long-term liabilities:
Accrued income taxes	937,414	1,058,659
Total liabilities	2,102,151	1,655,052
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value; 50,000,000 shares authorized; 19,291,568 and 19,013,749 shares issued and outstanding at December 31, 2010 and 2009, respectively	53,113,608	52,906,459
Additional paid-in capital – stock-based compensation	6,811,688	6,411,727
Accumulated deficit	(11,116,996)	(12,673,880)
Total shareholders’ equity	48,808,300	46,644,306
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$50,910,451	$48,299,358

See Notes to Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009
Net sales	$12,686,771	$8,312,470
Costs and expenses:
Cost of goods sold	4,825,921	3,691,065
Sales and marketing	1,992,842	1,949,576
General and administrative	4,526,335	5,702,609
Research and development	99,888	401,496
Loss on impairment of long-lived assets	-	145,800
Total costs and expenses	11,444,986	11,890,546
Income (loss) from operations	1,241,785	(3,578,076)
Other income (expense):
Interest income	109,183	38,532
Interest expense	(2,831)	(338)
Loss on call of long-term investments	(25,528)	-
Total other income (expense)	80,824	38,194
Income (loss) before income taxes	1,322,609	(3,539,882)
Income tax net benefit (expense)	234,275	(77,710)
Net income (loss)	$1,556,884	$(3,617,592)

Net income (loss) per common share:
Basic	$0.08	$(0.19)
Fully diluted	$0.08	$(0.19)

Weighted average number of shares used in computing net income (loss) per common share:
Basic	19,177,816	18,720,850
Fully diluted	19,424,540	18,720,850

See Notes to Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital – Stock-Based Compensation	Accumulated Deficit	Total Shareholders’ Equity	Total Comprehensive Income (Loss)
Balance at December 31, 2008	18,334,136	$52,910,075	$6,177,246	$(9,056,288)	$50,031,033	$
Stock-based compensation	-	-	233,909	-	233,909
Tax effect of stock-based compensation	-	-	1,390	-	1,390
Issuance of restricted stock	679,408	-	-	-	-
Stock option exercises	41,875	46,810	(818)	-	45,992
Share repurchases	(41,670)	(50,426)	-	-	(50,426)
Net loss	-	-	-	(3,617,592)	(3,617,592)		$(3,617,592)
Total comprehensive loss							$(3,617,592)
Balance at December 31, 2009	19,013,749	$52,906,459	$6,411,727	$(12,673,880)	$46,644,306
Stock-based compensation	-	-	415,284	-	415,284
Issuance of restricted stock	108,512	-	-	-	-
Stock option exercises	169,307	207,149	(15,323)	-	191,826
Net income	-	-	-	1,556,884	1,556,884		$1,556,884
Total comprehensive income							$1,556,884
Balance at December 31, 2010	19,291,568	$53,113,608	$6,811,688	$(11,116,996)	$48,808,300

See Notes to Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,556,884	$(3,617,592)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	136,622	168,881
Amortization of bond premium	12,911	-
Stock-based compensation	415,284	233,909
Provision for uncollectible accounts	776,000	297,014
Provision for sales returns	(28,000)	(150,000)
Provision for inventory reserves	(1,353,000)	(22,000)
Provision for deferred income taxes	-	2,171,974
Loss on call of long-term investments	25,528	-
Loss on impairment of long-lived assets	-	145,800
Changes in assets and liabilities:
Accounts receivable	(3,383,845)	1,460,107
Interest receivable	(6,098)	-
Income tax receivable	(113,030)	2,074,420
Note receivable	54,627	-
Inventory	3,096,416	3,175,393
Prepaid expenses and other assets, net	(154,325)	312,523
Accounts payable	276,645	(1,365,635)
Deferred revenue	-	(171,181)
Accrued cooperative advertising	141,000	(228,849)
Accrued income taxes	(121,245)	(2,095,451)
Other accrued liabilities, net	150,699	(465,630)
Net cash provided by operating activities	1,483,073	1,923,683

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(246,647)	(75,792)
Purchases of long-term investments	(5,056,990)	-
Proceeds from call of long-term investments	4,000,000	-
Patent and license rights costs	(40,903)	(26,306)
Net cash used in investing activities	(1,344,540)	(102,098)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock option exercises	191,826	45,992
Share repurchases	-	(50,426)
Excess tax cost from share-based payment arrangements	-	1,390
Net cash provided by (used in) financing activities	191,826	(3,044)

NET INCREASE IN CASH AND CASH EQUIVALENTS	330,359	1,818,541
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,405,685	5,587,144
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,736,044	$7,405,685

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$2,831	$338
Supplemental schedule of non-cash operating activities:
Inventory acquired from settlement of accounts receivable	$-	$1,274,240

See Notes to Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

Charles & Colvard, Ltd. (the “Company”), a North Carolina corporation founded in 1995, manufactures, markets, and distributes Charles & Colvard Created Moissanite® jewels (hereinafter referred to as moissanite or moissanite jewels) and finished jewelry featuring moissanite for sale in the worldwide jewelry market. Moissanite, also known by its chemical name of silicon carbide (“SiC”), is a rare mineral first discovered in a meteor crater. Because naturally occurring SiC crystals are too small for commercial use, larger crystals must be grown in a laboratory. Leveraging its advantage of being the sole source worldwide of created moissanite jewels, the Company’s strategy is to establish itself with reputable, high-quality, and sophisticated brands and to position moissanite as an affordable, luxurious alternative to other gemstones, such as diamond. The Company believes this is possible due to moissanite’s exceptional brilliance, fire, luster, durability, and rarity like no other jewel available on the market. The Company sells loose moissanite jewels primarily to jewel distributors and jewelry manufacturers and finished moissanite jewelry primarily to retailers and end consumers.

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation - The accompanying consolidated financial statements as of and for the years ended December 31, 2010 and 2009 include the accounts of the Company and its wholly owned subsidiary in Hong Kong, Charles & Colvard (HK) Ltd., which became a dormant entity in the second quarter of 2009 and the operations of which ceased in 2008. All intercompany accounts have been eliminated. The consolidated financial statements as of and for the year ended December 31, 2009 have been retrospectively adjusted for a change in method of accounting for inventories discussed below.

All of the Company’s activities are within a single reportable segment. The following presents certain data by geographic area:

	Year Ended December 31,
	2010	2009
Net sales
United States	$8,318,634	$5,324,212
International	4,368,137	2,988,258
Total	$12,686,771	$8,312,470

	December 31,
	2010	2009
Property and equipment, net
United States	$377,352	$218,418
International	-	-
Total	$377,352	$218,418

	December 31,
	2010	2009
Patent and license rights, net
United States	$80,864	$85,496
International	171,678	175,052
Total	$252,542	$260,548

Fiscal Year - The Company’s fiscal year ends December 31. References to fiscal 2010, for example, refer to the fiscal year ending December 31, 2010.

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

Reclassifications - Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents - All highly liquid investments with an original maturity of three months or less from the date of purchase are considered to be cash equivalents.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments, and trade accounts receivable. The Company maintains cash, cash equivalents, and investments with high-quality financial institutions and invests in low-risk securities, primarily money market funds or long-term United States (“U.S.”) government agency obligations. At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurable limits.

Trade receivables potentially subject the Company to credit risk. The Company’s standard customer payment terms on trade receivables are generally between 30 and 90 days, though it may offer extended terms from time to time. The Company extends credit to its customers based upon a number of factors, including an evaluation of the customer’s financial condition and credit history, the customer’s payment history with the Company, the customer’s reputation in the trade, and/or an evaluation of the Company’s opportunity to introduce its moissanite jewels or finished jewelry featuring moissanite to new or expanded markets. Collateral is not generally required from customers. The need for an allowance for doubtful accounts is determined based upon factors surrounding the credit risk of specific customers, historical trends, and other information.

See Note 12, “Major Customers and Concentration of Credit Risk,” for further discussion of credit risk within trade accounts receivable.

Accounts and Note Receivable Reserves - Estimates are used to determine the amount of two reserves against trade accounts receivable. The first reserve is an allowance for sales returns. At the time revenue is recognized, the Company estimates future returns using its historical return rate and consideration of any contractual return privileges granted to customers, and it reduces sales and trade accounts receivable by this estimated amount. The allowance for sales returns was $117,000 and $145,000 at December 31, 2010 and 2009, respectively.

The second reserve is an allowance for doubtful accounts for estimated losses resulting from the inability, failure, or refusal of the Company’s customers to make required payments. This allowance reduces trade accounts receivable to an amount expected to be collected. Based on historical percentages of uncollectible accounts by aging category, changes in payment history, and facts and circumstances regarding specific accounts that become known to management when evaluating the adequacy of the allowance for doubtful accounts, the Company determines a percentage based on the age of the receivable that it deems uncollectible. The allowance is then calculated by applying the appropriate percentage to each of the Company’s accounts receivable aging categories. Any increases or decreases to this allowance are charged or credited as a bad debt expense to general and administrative expenses. For the year ended December 31, 2010, there were no write-offs or collections of prior years’ write-offs of trade accounts receivable. The Company generally uses an internal collection effort, which may include its sales personnel as it deems appropriate. Any accounts with significant balances are reviewed separately to determine an appropriate allowance based on the facts and circumstances of the specific account. During its review for 2010, the Company specifically reviewed and recorded an allowance for the balance owed to it by an international customer for which the Company has initiated collection efforts and nearly fully reserved the outstanding accounts receivable balance. It was not necessary to review any individual customers separately during the Company’s review for 2009. Although the Company believes that its reserves are adequate, if the financial condition of its customers deteriorates, resulting in an impairment of their ability to make payments, or if it underestimates the allowances required, additional allowances may be necessary, which would result in increased expense in the period in which such determination is made. Based on these criteria, management determined that allowances for doubtful accounts receivable of $866,000 and $90,000 at December 31, 2010 and 2009, respectively, were required.

The Company evaluates the need for reserves on notes receivable as facts and circumstances regarding their collectibility become known to it. The Company’s only note receivable at December 31, 2009 was approximately

$225,000, which represented the unpaid portion of a $400,000 advance made to Norstel AB (“Norstel”) as part of Norstel’s exclusive supply agreement with the Company. In December 2009, the Company received notification from Norstel that it had reached an agreement in principle with a new investor. This agreement was conditioned upon Norstel initiating a company reorganization that would involve unsecured creditors’ acceptance of a composition offer to receive 25% of outstanding debts as payment in full. As a result, the Company recorded a reserve of $170,000 on the outstanding note receivable in the fourth quarter of 2009. Though the Company did not consent to the composition offer, it received notice in January 2010 that the District Court of Norrköping had approved it, and the Company received a cash payment of approximately $56,000 in February 2010.

Investments - Investments in certain securities may be classified into three categories:

•	Held-to-maturity - Debt securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost.

•
Trading securities - Debt and equity securities that are bought and held principally for the purpose of selling in the near term are reported at fair value with unrealized gains and losses included in earnings.

•
Available-for-sale - Debt and equity securities not classified as either securities held-to-maturity or trading securities are reported at fair value with unrealized gains or losses excluded from earnings and reported as a separate component of shareholders’ equity.

The Company reassesses the appropriateness of the classification of its investments at the end of each reporting period. The Company has determined that its debt securities should be classified as held-to-maturity as of December 31, 2010. This classification was based upon management’s determination that it has the positive intention and ability to hold the securities to maturity, as the underlying cash invested in these securities is not required for current operations.

Inventories - Inventories are stated at the lower of cost or market on an average cost basis. Inventory costs include direct material and labor, inbound freight, purchasing and receiving costs, inspection costs, and warehousing costs. Any inventory on hand in excess of the Company’s current requirements based on historical and anticipated levels of sales is classified as long-term on the Company’s consolidated balance sheets. The Company’s classification of long-term inventory requires it to estimate the portion of inventory that can be realized over the next 12 months.

In April 2010, the Company changed its method of accounting for inventories from the first-in, first-out (“FIFO”) method to the average cost method. The Company believes that the average cost method is preferable on the basis that it conforms to the manner in which the Company operationally manages its inventories and evaluates wholesale and retail pricing. In addition, the Company has expanded the focus of its business to include jewelry manufacturing in addition to loose-jewel manufacturing, and it now considers its peers to be jewelry manufacturers and retailers. Many of these peers utilize the average cost method for valuing their inventories, and this change makes the Company’s inventory reporting more consistent to improve comparability among the peer companies. The change was effective January 1, 2010, and prior periods have been retrospectively adjusted for comparative purposes. See Note 5, “Change in Method of Accounting,” for additional details.

The Company has historically sold one grade of jewel that is classified as very good (“VG”) and consists of near-colorless jewels that meet certain standards. Previously, only VG jewels were valued in inventory. During the first quarter of 2010, the Company began a project of sorting its jewels into multiple grades and has identified several customers for the sale of lower grades of loose jewels and finished jewelry containing these jewels. As a result, various costs associated with this inventory incurred subsequent to the identification of this market are now being capitalized.

All inventories are carefully reviewed for quality standards before they are entered into finished goods. As conditions warrant, the Company’s grading standards change. The Company reviews the inventory on an ongoing basis to ensure its inventory meets current quality standards.

Obsolescence is not a factor in the Company’s loose jewel inventory valuation. The Company’s jewels do not degrade over time and inventory generally consists of the shapes and sizes most commonly used in the jewelry industry. In addition, the majority of jewel inventory is not mounted in finished jewelry settings and is therefore not subject to fashion trends. The Company has very small market penetration in the worldwide jewelry market, and the

Company has the exclusive right in the U.S. through mid-2015 and in many other countries through mid-2016 to produce and sell created SiC for use in jewelry applications. In view of the foregoing factors, management has concluded that no excess or obsolete loose jewel inventory reserve requirements existed as of December 31, 2010. Finished jewelry is more fashion oriented and subject to styling trends that could render certain designs obsolete. In 2010, the Company began manufacturing finished jewelry featuring moissanite, the majority of which consists of such basic designs as stud earrings, solitaire and three-stone rings, pendants, and bracelets that tend not to be subject to significant obsolescence risk due to their classic styling. In addition, the Company has manufactured a small quantity of designer-inspired fashion jewelry in a sample line. Typically in the jewelry industry, slow-moving or discontinued lines are sold as closeouts in alternative sales channels. The Company reviews the finished jewelry inventory on an ongoing basis for any lower of cost or market and obsolescence issues and has concluded that no such finished jewelry inventory reserve requirements relating to the Company’s new line of finished jewelry products existed as of December 31, 2010.

Jewelry inventories consist primarily of finished goods, the majority of which the Company acquired as part of the January 2009 settlement agreement with a former manufacturer customer to reduce the outstanding receivable to the Company. Due to the lack of a plan to market this inventory at that time, a jewelry inventory reserve was established to reduce the majority of the jewelry inventory value to scrap value, or the amount the Company would expect to obtain by melting the gold in the jewelry and returning to loose-jewel finished goods inventory those jewels that meet grading standards. Because the finished jewelry the Company began manufacturing in 2010 after it entered that business was made pursuant to an operational plan to market and sell the inventory, it is not subject to this reserve.

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

Impairment of Long-Lived Assets - The Company evaluates the recoverability of its long-lived assets by reviewing them for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of the asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount exceeds the fair value and is recognized as an operating expense in the period in which the determination is made. Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell. As of December 31, 2010, the Company did not identify any indicators of long-lived asset impairment.

In addition to the recoverability assessment, the Company routinely reviews the remaining estimated useful lives of its long-lived assets. Any reduction in the useful-life assumption will result in increased depreciation and amortization expense in the period when such determinations are made, as well as in subsequent periods. As of December 31, 2010, no change in useful lives was deemed necessary by management.

In 2009, management determined that certain idled manufacturing equipment was impaired because its carrying value of approximately $183,000 exceeded future net undiscounted cash flows expected to be generated by the equipment due to the current large finished goods inventory position. As a result, a fair value adjustment in the amount of approximately $146,000 was recorded in 2009 as a loss on impairment of long-lived assets, representing the carrying value less estimated salvage value of approximately $37,000.

Revenue Recognition - Revenue is recognized and title passes when products are shipped from the Company’s facility, excluding consignment shipments as discussed below. At the time revenue is recognized, an allowance for estimated returns is established. Any change in the allowance for returns is charged against net sales. The

Company’s return policy allows for the return of jewels and finished jewelry for credit generally within 30 days of shipment and must be returned for a valid reason, such as quality problems or an error in shipment. Some customers have a contractual right to return a certain percentage of goods for any reason. In these instances, the Company only recognizes revenue when the contractual right of return is exhausted. Periodically, the Company ships loose-jewel and jewelry finished goods inventory to customers on consignment terms. Under these terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. The Company’s customers are generally required to make payments on consignment shipments within 60 days upon the customer informing the Company that it will keep the inventory. Accordingly, the Company does not recognize revenue on these consignment transactions until the earlier of (1) the customer informing the Company that it will keep the inventory or (2) the expiration of the right of return period.

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

The Company also offers a cooperative advertising program to its customers that reimburses, via a credit towards future purchases, a portion of their marketing costs based on the customers’ net purchases from the Company and is subject to the customer providing documentation of all advertising performed that includes the Company’s products. For the years ended December 31, 2010 and 2009, these amounts were approximately $687,000 and $286,000, respectively, and are included as a component of sales and marketing expenses.

Advertising expenses, inclusive of the cooperative advertising program, for the years ended December 31, 2010 and 2009 were approximately $757,000 and $422,000, respectively.

Sales and Marketing - Sales and marketing costs are expensed as incurred. These costs include all expenses of promoting and selling the Company’s products and include such items as the salaries, payroll-related expenses, and travel of sales and marketing personnel; advertising; trade shows; market research; and sales commissions.

General and Administrative - General and administrative costs are expensed as incurred. These costs include the salaries and payroll-related expenses of executive, finance, information technology, and administrative personnel; legal, investor relations, and professional fees; Board of Directors fees; rent; bad debts; and insurance.

Research and Development - Research and development costs are expensed as incurred. These costs primarily comprise salary allocations and consultant fees associated with the study of product enhancement and manufacturing process efficiencies.

Stock-Based Compensation - The Company recognizes compensation expense for stock-based awards based on estimated fair values on the date of grant. The Company uses the Black-Scholes-Merton option pricing model to determine the fair value of stock options. The fair value of other stock-based compensation awards is determined by the market price of the Company’s common stock on the date of grant. The expense associated with stock-based compensation is recognized on a straight-line basis over the requisite service period of each award.

Fair value of stock options using the Black-Scholes-Merton option pricing model is estimated on the date of grant utilizing certain assumptions for dividend yield, expected volatility, risk-free interest rate, and expected lives of the awards, as follows:

•	Dividend yield- Although the Company issued dividends in prior years, a dividend yield of zero is used due to the uncertainty of future dividend payments.

•
Expected volatility- Volatility is a measure of the amount by which a financial variable such as share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company estimates expected volatility giving primary consideration to the historical volatility of its common stock.

•
Risk-free interest rate - The risk-free interest rate is based on the published yield available on U.S. Treasury issues with an equivalent term remaining equal to the expected life of the stock option.

•	Expected lives - The expected lives of the stock options represent the estimated period of time until exercise or forfeiture and are based on historical experience of similar awards.

The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested stock options, and the amount of vested stock options as a percentage of total stock options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company re-evaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

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

Net Income (Loss) per Common Share - Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the periods. Diluted net income (loss) per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. Common equivalent shares consist of stock options that are computed using the treasury stock method.

The following table reconciles the differences between the basic and diluted earnings per share presentations:

	Year Ended December 31,
	2010	2009
Numerator:
Net income (loss)	$1,556,884	$(3,617,592)

Denominator:
Weighted average common shares outstanding:
Basic	19,177,816	18,720,850
Stock options	246,724	-
Diluted	19,424,540	18,720,850

Net income (loss) per common share:
Basic	$0.08	$(0.19)
Diluted	$0.08	$(0.19)

For the years ended December 31, 2010 and 2009, stock options to purchase approximately 307,000 and 790,000 shares, respectively, were excluded from the computation of diluted net income (loss) per common share because the exercise price of the stock options was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to net income (loss) per common share.

Recently Adopted/Issued Accounting Pronouncements - Multiple-Deliverable Revenue Arrangements. In October 2009, the Financial Accounting Standards Board (“FASB”) issued new U.S. GAAP guidance related to multiple-deliverable revenue arrangements that provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and also eliminates the residual method of allocating arrangement consideration. The new guidance provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Under the previous guidance, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective for fiscal years beginning on or after June 15, 2010. Entities can elect to apply the guidance (i) prospectively to new or materially modified arrangements after its effective date, or (ii) retrospectively for all periods presented. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Amendments to Certain Recognition and Disclosure Requirements. In February 2010, the FASB issued new U.S. GAAP guidance amending certain recognition and disclosure requirements to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent events procedures. The new guidance requires Securities and Exchange Commission (“SEC”) filers to evaluate subsequent events through the date the consolidated financial statements are issued and exempts SEC filers from disclosing the date through which subsequent events have been evaluated. The guidance was effective immediately upon issuance. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

All other new and recently issued, but not yet effective, accounting pronouncements have been deemed to be not relevant to the Company and therefore are not expected to have any impact once adopted.

3.	INVESTMENTS

Investments consist of long-term U.S. government agency securities carried at amortized cost using the effective interest method. The Company classifies its marketable securities as held-to-maturity based upon management’s positive intention and ability to hold these securities until their maturity dates.

The following table summarizes information about held-to-maturity investments at December 31, 2010:

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
U.S. government agency securities	$1,018,551	$8,949	$1,027,500

As of December 31, 2010, the estimated fair value of the investments was greater than the amortized cost. Because management intends to hold the investments until their maturity dates, this unrealized gain was not recorded in the consolidated financial statements.

As of December 31, 2010, all of the Company’s held-to-maturity investments had maturities of between two and three years.

4.	FAIR VALUE MEASUREMENTS

Under U.S. GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are obtained from independent sources and can be validated by a third party, whereas unobservable inputs reflect assumptions regarding what a third party would use in pricing an asset or liability. The fair value hierarchy consists of three levels based on the reliability of inputs, as follows:

•	Level 1 - quoted prices in active markets for identical assets and liabilities
•	Level 2 - inputs other than Level 1 quoted prices that are directly or indirectly observable
•	Level 3 - unobservable inputs that are not corroborated by market data

The Company evaluates assets and liabilities subject to fair value measurements on a recurring and non-recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by the Company. The instruments identified as subject to fair value measurements on a recurring basis are cash and cash equivalents, trade accounts receivable, held-to-maturity investments, trade accounts payable, and accrued expenses. All instruments other than held-to-maturity investments are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments. The estimated fair value of the Company’s held-to-maturity investments as of December 31, 2010 utilized Level 2 inputs of similar investments traded on active securities exchanges.

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

During the year ended December 31, 2009, management determined that certain idled manufacturing equipment was impaired based on Level 3 inputs because its carrying value of approximately $183,000 exceeded future net undiscounted cash flows expected to be generated by the equipment due to the current large finished goods inventory position. As a result, a fair value adjustment in the amount of approximately $146,000 was recorded in 2009 as a loss on impairment of long-lived assets, representing the carrying value less estimated salvage value of approximately $37,000.

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

Components of the Company’s consolidated balance sheet as of December 31, 2009 adjusted for the effect of the change from the FIFO method to the average cost method are as follows:

	December 31, 2009
	As Reported	Adjustment	As Adjusted
Current assets:
Inventory, net	$3,470,136	$(129,424)	$3,340,712
Total current assets	12,162,621	(129,424)	12,033,197
Long-term assets:
Inventory, net	37,888,622	(2,103,417)	35,785,205
Total long-term assets	38,369,578	(2,103,417)	36,266,161
TOTAL ASSETS	50,532,199	(2,232,841)	48,299,358
Shareholders’ equity:
Accumulated deficit	(10,441,039)	(2,232,841)	(12,673,880)
Total shareholders’ equity	48,877,147	(2,232,841)	46,644,306
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	50,532,199	(2,232,841)	48,299,358

Components of the Company’s consolidated statement of operations for the year ended December 31, 2009 adjusted for the effect of the change from the FIFO method to the average cost method are as follows:

	Year Ended December 31, 2009
	As Reported	Adjustment	As Adjusted
Costs and expenses:
Cost of goods sold	$3,472,842	$218,223	$3,691,065
Total costs and expenses	11,672,323	218,223	11,890,546
Loss from operations	(3,359,853)	(218,223)	(3,578,076)
Loss before income taxes	(3,321,659)	(218,223)	(3,539,882)
Net loss	(3,399,369)	(218,223)	(3,617,592)

Net loss per common share:
Basic	$(0.18)	$(0.01)	$(0.19)
Fully diluted	$(0.18)	$(0.01)	$(0.19)

Components of the Company’s consolidated statement of cash flows for the year ended December 31, 2009 adjusted for the effect of the change from the FIFO method to the average cost method are as follows:

	Year Ended December 31, 2009
	As Reported	Adjustment	As Adjusted
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,399,369)	$(218,223)	$(3,617,592)
Changes in assets and liabilities:
Inventory	2,957,170	218,223	3,175,393
Net cash provided by operating activities	1,923,683	-	1,923,683

Had the Company not changed its method of accounting for inventories from the FIFO method to the average cost method, total net inventories as of December 31, 2010 would have been approximately $175,000 lower. For the year ended December 31, 2010, cost of goods sold would have been approximately $175,000 higher than reported, offset by lower performance-based compensation of approximately $65,000, resulting in approximately $110,000 of lower income from operations. Income tax expense and basic earnings per share would have been unchanged. Diluted earnings per share would have been $0.01 lower for the year ended December 31, 2010.

6.	INVENTORIES

The Company’s total inventories, net of reserves, consisted of the following as of December 31, 2010 and 2009:

	December 31,
	2010	2009
Raw materials	$6,993,239	$6,131,435
Work-in-process	2,202,186	1,714,945
Finished goods	26,993,810	30,153,698
Finished goods on consignment	1,193,266	1,125,839
Totals	$37,382,501	$39,125,917

Short-term portion	$6,306,875	$3,340,712
Long-term portion	31,075,626	35,785,205
Totals	$37,382,501	$39,125,917

Periodically, the Company ships finished goods inventory to customers on consignment terms. Under these terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. Finished goods on consignment at December 31, 2010 and 2009 are net of a reserve of $15,000 to allow for certain loose jewels and finished jewelry on consignment with customers that may not be returned or may be returned in a condition that does not meet the Company’s current grading standards. Finished goods on consignment at December 31, 2009 also included a reserve of $132,000 to allow for certain jewelry on consignment at a customer that had filed for Chapter 11 bankruptcy protection, which was reversed as the inventory was sold to the customer. This reserve was zero at December 31, 2010.

Total net loose jewel inventories at December 31, 2010 and 2009, including inventory on consignment net of reserves, were $34.78 million and $37.39 million, respectively. The loose jewel inventories at December 31, 2009 included a reserve of $400,000 to allow for the carat weight loss associated with the possible future re-cutting of a portion of the inventory to achieve higher quality standards. No portion of the loose jewel inventories had been re-cut. Because the Company in 2010 identified several customers for the sale of lower grades of loose jewels and finished jewelry containing these jewels without the need to re-cut them, this reserve was not deemed necessary and was reversed in December 2010. The loose jewel inventories at December 31, 2010 also include a $36,000 inventory shrinkage reserve. The need for adjustments to reserves is evaluated on a period-by-period basis.

Jewelry inventories consist primarily of finished goods, the majority of which the Company acquired as part of the January 2009 settlement agreement with a former manufacturer customer to reduce the outstanding receivable to the Company. Due to the lack of a plan to market this inventory at that time, a jewelry inventory reserve was established to reduce the majority of the jewelry inventory value to scrap value, or the amount the Company would expect to obtain by melting the gold in the jewelry and returning to loose-jewel finished goods inventory those jewels that meet grading standards. This scrap reserve has declined as the associated jewelry is sold down, and the balance was $496,000 and $1.35 million at December 31, 2010 and 2009, respectively. Total net jewelry inventories at December 31, 2010 and 2009, including inventory on consignment net of reserves and including new jewelry manufactured by the Company since entering the finished jewelry business in 2010, were $2.48 million and $1.63 million, respectively.

7.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2010	2009
Machinery and equipment	$615,706	$572,810
Computer hardware	497,050	465,184
Computer software	474,264	319,400
Furniture and fixtures	218,322	209,366
Leasehold improvements	130,790	126,030
Totals	1,936,132	1,692,790
Less accumulated depreciation	(1,558,780)	(1,474,372)
Property and equipment, net	$377,352	$218,418

Depreciation expense for the years ended December 31, 2010 and 2009 was approximately $88,000 and $124,000, respectively.

8.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31,
	2010	2009	Weighted Average Amortization Period (in Years)
Patents	$587,443	$546,540	5.3
License rights	20,200	20,200	-
Trademarks	5,000	5,000	-
Totals	612,643	571,740
Less accumulated amortization	(360,101)	(311,192)
Patent and license rights, net	$252,542	$260,548

Amortization expense for the years ended December 31, 2010 and 2009 was approximately $49,000 and $45,000, respectively. Amortization expense on existing patents and license rights is estimated to be $49,000 per year for 2011 through 2014 and $41,000 for 2015.

9.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

In March 2004, the Company entered into a seven-year lease, beginning in August 2004, for approximately 16,500 square feet of mixed-use space from an unaffiliated third party at a base cost with escalations throughout the lease term plus additional common-area expenses based on the Company’s proportionate share of the lessor’s operating costs. The lease provided for two rent holidays, during which no rent was payable, and a moving allowance. In January 2011, the Company amended the lease effective January 1, 2011 to extend the term through January 2017 in exchange for a reduced rental rate and 50% rent abatement in the first 12 months of the extended term. The amended lease includes 3% annual rent escalations and a one-time option to terminate the lease effective as of July 31, 2014. The Company recognizes rent expense on a straight-line basis, giving consideration to the rent holidays, the moving allowance paid to the Company, and the rent abatement. At the Company’s option, the amended lease can be extended for one five-year period.

As of December 31, 2010, the Company’s future minimum payments under this operating lease were as follows:

2011	$65,655
2012	135,249
2013	139,307
2014	143,486
2015	147,791
Thereafter	165,290
Total	$796,778

Rent expense for the years ended December 31, 2010 and 2009 was approximately $197,000 and $187,000, respectively.

Purchase Commitments

On June 6, 1997, the Company entered into an amended and restated exclusive supply agreement with Cree, Inc. (“Cree”). The exclusive supply agreement had an initial term of ten years that was extended in January 2005 to July 2015. In connection with the amended and restated exclusive supply agreement, the Company has committed to purchase from Cree a minimum of 50%, by dollar volume, of its raw material SiC crystal requirements. If the Company’s orders require Cree to expand beyond specified production levels, the Company must commit to purchase certain minimum quantities. Effective March 22, 2010, the Company entered into a letter agreement with Cree in connection with the amended and restated exclusive supply agreement under which the Company agreed to purchase, over a period of approximately eight months in 2010, approximately $1.17 million of SiC crystals that Cree had previously manufactured under a 2007 purchase commitment. As of December 31, 2010, this purchase commitment was satisfied, and there exist no outstanding purchase commitments under the amended and restated exclusive supply agreement.

Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or to which any of the Company’s property is subject.

10.	SHAREHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, no par value. As of December 31, 2010 and 2009, it had 19,291,568 and 19,013,749 shares of common stock outstanding, respectively. Holders of common stock are entitled to one vote for each share held.

In November 2009, the Board of Directors authorized a repurchase program for up to 1,000,000 shares of the Company’s common stock through August 12, 2010. On August 9, 2010, the Board of Directors authorized the extension of this program for an additional 12 months to August 12, 2011. Repurchases can be made in the open market or in privately negotiated transactions. The Company expects to use available cash to finance these purchases and will determine the timing and amount of stock repurchases based on its evaluation of market conditions and other factors. During the three months ended December 31, 2009, the Company repurchased 41,670 shares at $1.21 per share. During the year ended December 31, 2010, the Company repurchased no shares. As of December 31, 2010, there remained 958,330 shares of the Company’s common stock approved for repurchase under the repurchase program.

Preferred Stock

The Board of Directors is authorized, without further shareholder approval, to issue up to 10,000,000 shares of preferred stock, no par value. The preferred stock may be issued from time to time in one or more series. No shares of preferred stock had been issued as of December 31, 2010.

Shareholder Rights Plan

On February 21, 1999, the Company adopted, as a means to guard against abusive takeover tactics, a Shareholder Rights Plan (the “Rights Plan”) under which all common shareholders of record as of March 8, 1999 received a dividend distribution of one right for each outstanding share of the Company’s common stock to purchase shares of a new series of preferred stock. One right will also be distributed for each share of common stock issued after March 8, 1999 until the distribution date, which will occur upon the earlier of (i) 10 business days following a public announcement that a person or group of affiliated or associated persons has acquired beneficial ownership of 20% or more of the outstanding shares of the Company’s common stock, or (ii) 10 business days following the commencement of a tender offer or exchange offer that would, if consummated, result in a person or group beneficially owning 20% or more of such outstanding shares of the Company’s common stock, subject to certain limitations. The rights will be exercisable only if a person or group acquires or announces a tender offer to acquire 20% or more of the Company’s common stock. If a person or group acquires 20% or more of the Company’s common stock, all shareholders except the purchaser will be entitled to acquire the Company’s common stock at a 50% discount. The rights will trade with the Company’s common stock, unless and until they are separated upon the occurrence of certain future events. The Rights Plan, as modified by an amendment dated February 18, 2009, remains in full force and effect.

Equity Compensation Plans

1996 Stock Option Plan

In 1996, the Company adopted the 1996 Stock Option Plan of Charles & Colvard, Ltd. (the “1996 Option Plan”), under which stock options to acquire 1,020,402 common shares, reduced by the number of stock options granted outside the 1996 Option Plan, could be granted to key employees, directors, and independent contractors. Under the 1996 Option Plan, both incentive and non-qualified stock options could be granted under terms and conditions established by the Compensation Committee of the Board of Directors. The exercise price for incentive stock options was the fair market value of the related common stock on the date the stock option was granted. Stock options granted under the 1996 Option Plan generally vested equally over a three-year period and had terms of 10 years. As of December 31, 2010 and 2009, there were no outstanding stock options under the 1996 Option Plan, and the Company currently has no plans to award additional stock options under this plan.

1997 Omnibus Stock Plan

In 1997, the Company adopted the 1997 Omnibus Stock Plan of Charles & Colvard, Ltd. (the “1997 Omnibus Plan”). The 1997 Omnibus Plan authorized the Company to grant stock options, stock appreciation rights, and restricted stock awards (collectively, “awards”) to selected employees, independent contractors, and directors of the Company and related corporations in order to promote a closer identification of their interests with those of the Company and its shareholders. The maximum number of shares of common stock for which awards could be granted under the 1997 Omnibus Plan could be increased from time to time to a number of shares equal to 20% of the shares of common stock outstanding as of that time less the number of shares of common stock subject to outstanding stock options under the 1996 Option Plan. The number of shares reserved for issuance under the 1997 Omnibus Plan could also be adjusted upon certain events affecting the Company’s capitalization. All stock options granted under the 1997 Omnibus Plan have an exercise price equal to the market price of the Company’s common stock on the date the stock option was granted. Stock options granted to employees under the 1997 Omnibus Plan generally vest over three years and have terms of up to 10 years, with the exception of stock options granted in 2005 under the Executive Compensation Plan (which is governed by and subject to the 1997 Omnibus Plan) that vested immediately and stock options granted in 2006 under the Executive Compensation Plan that vested at the end of three years. Stock options granted to the Board of Directors under the 1997 Omnibus Plan generally vested over one year and have terms of up to 10 years. The terms of stock options granted to independent contractors varied depending on the specific grant, but the terms are no longer than 10 years. Restricted stock awards granted to members of the Board of Directors vested at the end of one year. The 1997 Omnibus Plan expired (with respect to future grants) on September 30, 2007. As of December 31, 2010 and 2009, there were 95,698 and 400,257 stock options outstanding under the 1997 Omnibus Plan, respectively.

2008 Stock Incentive Plan

On May 27, 2008, at the 2008 Annual Meeting of Shareholders, the shareholders of the Company approved the adoption of the Charles & Colvard, Ltd. 2008 Stock Incentive Plan (the “2008 Plan”), which replaced the 1997 Omnibus Plan. The 2008 Plan authorizes the Company to grant stock options, stock appreciation rights, restricted stock, and other equity awards to selected employees, directors, and independent contractors. The aggregate number of shares of the Company’s common stock that may be issued pursuant to awards granted under the 2008 Plan shall not exceed the sum of 3,000,000 plus any shares of common stock subject to an award granted under the 1997 Omnibus Plan or any other stock incentive plan maintained by the Company prior to the 2008 Plan (each, a “Prior Plan”) that is forfeited, cancelled, terminated, expires, or lapses for any reason without the issuance of shares pursuant to the award, or shares subject to an award granted under a Prior Plan which shares are forfeited to, or repurchased or reacquired by, the Company. Stock options granted to employees under the 2008 Plan generally vest over three years and have terms of up to 10 years. The vesting schedules and terms of stock options granted to independent contractors vary depending on the specific grant, but the terms are no longer than 10 years. Restricted stock awards granted to members of the Board of Directors vest at the end of one year on the date of the Annual Meeting of Shareholders. The vesting schedules of restricted stock awards granted to employees or independent contractors vary depending on the specific grant but are generally three years or less. There have been no stock appreciation rights or other equity awards granted under the 2008 Plan. As of December 31, 2010 and 2009, there were 564,752 and 389,752 stock options outstanding under the 2008 Plan, respectively.

Stock Options

The following is a summary of the stock option activity for the years ended December 31, 2010 and 2009:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2008	739,164	$5.94
Granted	422,252	$0.57
Exercised	(41,875)	$1.09
Forfeited	(69,338)	$6.03
Expired	(260,194)	$7.27
Outstanding, December 31, 2009	790,009	$2.88
Granted	222,500	$2.03
Exercised	(169,307)	$1.13
Forfeited	(5,000)	$0.69
Expired	(177,752)	$6.92
Outstanding, December 31, 2010	660,450	$1.97

The weighted average grant date fair value of stock options granted during the years ended December 31, 2010 and 2009 was $1.44 and $0.42, respectively. The total fair value of stock options that vested during the years ended December 31, 2010 and 2009 was approximately $121,000 and $462,000, respectively. The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions for stock options granted during the years ended December 31, 2010 and 2009:

	Year Ended December 31,
	2010	2009
Dividend yield	0.0%	0.0%
Expected volatility	89.7%	84.2%
Risk-free interest rate	1.78%	2.61%
Expected lives (years)	5.2	6.0

The following table summarizes information about stock options outstanding at December 31, 2010:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Balance as of 12/31/2010	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 12/31/2010	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 12/31/2010	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
660,450	8.11	$1.97	304,483	6.95	$2.78	618,648	8.05	$2.02

As of December 31, 2010, the unrecognized stock-based compensation expense related to unvested stock options was approximately $323,000, which is expected to be recognized over a weighted average period of approximately 23 months.

The aggregate intrinsic value of stock options outstanding, exercisable, and vested or expected to vest at December 31, 2010 was approximately $1.07 million, $449,000, and $994,000, respectively. This amount is before applicable income taxes and represents the closing market price of the Company’s common stock at December 31, 2010 less the grant price, multiplied by the number of stock options that had a grant price lower than the closing market price. This amount represents the amount that would have been received by the optionees had these stock options been exercised on that date. During the years ended December 31, 2010 and 2009, the aggregate intrinsic value of stock options exercised was approximately $205,000 and $4,000, respectively.

Restricted Stock

The following is a summary of the restricted stock activity for the years ended December 31, 2010 and 2009:

	Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2008	227,610	$1.34
Granted	679,408	$0.49
Vested	(270,110)	$1.22
Canceled	-	$-
Unvested, December 31, 2009	636,908	$0.48
Granted	108,512	$2.35
Vested	(636,908)	$0.48
Canceled	-	$-
Unvested, December 31, 2010	108,512	$2.35

As of December 31, 2010, the unrecognized stock-based compensation expense related to unvested restricted stock was approximately $98,000, which is expected to be recognized over a weighted average period of approximately five months.

Stock-Based Compensation

The following table summarizes the components of the Company’s stock-based compensation included in net income:

	Year Ended December 31,
	2010	2009
Employee stock options	$121,134	$(108,339)
Consultant stock options	20,214	-
Restricted stock awards	273,936	342,248
Income tax benefit	(106,647)	(88,119)
Totals	$308,637	$145,790

Due to the Company’s valuation allowance against deferred tax assets as discussed further in Note 11, “Income Taxes,” some or all of the above income tax benefit was reserved as of December 31, 2010 and 2009.

No stock-based compensation was capitalized as a cost of inventory during the years ended December 31, 2010 and 2009. Compensation costs on employee stock options were reduced by $180,000 during the year ended December 31, 2009 due to the reversal of accrued stock option compensation expense resulting from the February 2009 termination of three executive officers.

Dividends

The Company has not paid any cash dividends during the years ended December 31, 2010 and 2009.

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

Income tax net benefit (expense) comprises the following:

	Year Ended December 31,
	2010	2009
Current:
Federal	$277,585	$2,157,865
State	(43,310)	(63,601)
Totals	234,275	2,094,264

Deferred:
Federal	-	(2,171,974)
State	-	-
Totals	-	(2,171,974)
Income tax net benefit (expense)	$234,275	$(77,710)

Significant components of the Company’s deferred income tax assets are as follows:

	December 31,
	2010	2009
Current:
Reserves and accruals	$1,146,607	$1,804,379
Prepaid expenses	(72,066)	(36,586)
Valuation allowance	(1,074,541)	(1,767,793)
Totals	-	-

Noncurrent:
Federal net operating loss (“NOL”) carryforwards	1,491,579	1,818,415
State NOL carryforwards	493,837	446,120
Hong Kong and China NOL carryforwards	1,056,000	1,056,000
Federal benefit on state taxes under uncertain tax positions	289,835	275,111
Stock-based compensation	(10,216)	73,515
Investment loss	43,851	43,715
Research tax credit	542,975	102,443
Alternative minimum tax credit	339,367	331,471
Depreciation	(65,197)	(36,910)
Loss on impairment of long-lived assets	52,862	52,697
Inventory valuation difference	745,910	-
Valuation allowance	(4,980,803)	(4,162,577)
Totals	-	-
Total deferred income tax assets, net	$-	$-

A reconciliation between expected income taxes, computed at the statutory federal income tax rate of 34% applied to pretax accounting income, and the income tax expense included in the statements of operations for each of the years ended December 31, 2010 and 2009 is as follows:

	Year Ended December 31,
	2010	2009
Anticipated income tax benefit (expense) at statutory rate	$(449,687)	$1,129,365
State income tax benefit (expense), net of federal tax effect	(28,217)	71,054
Effect of foreign operations	-	(231,000)
Income tax effect of uncertain tax positions	(1,936)	2,117,075
Net operating loss carryback	113,030	-
Inventory valuation adjustment	809,544	-
Other	(83,485)	17,473
Increase in valuation allowance	(124,974)	(3,181,677)
Income tax net benefit (expense)	$234,275	$(77,710)

For the years ended December 31, 2010 and 2009, the Company did not recognize an income tax benefit for operating losses due to the uncertainty of sufficient future taxable income to utilize its deferred tax assets. The valuation allowance increased during 2010 and 2009 to fully offset all deferred tax assets generated during those years. The increase in the valuation allowance as of December 31, 2010 was offset by benefits associated with the carryback of net operating losses to the 2004 and 2005 tax years and the benefit associated with an inventory valuation adjustment associated with the Company’s change in its method of accounting for inventories from the FIFO method to the average cost method effective as of January 1, 2010, as discussed in Note 5, “Change in Method of Accounting.” The increase in the valuation allowance as of December 31, 2009 was partially offset by a $231,000 decrease in the deferred tax assets related to the losses associated with a controlled company in China that ceased operations in 2008. Due to legal requirements with respect to controlled companies under Chinese law, the Company reversed the assets associated with the tax losses and valuation allowance in 2009.

As of December 31, 2010, the Company had approximately $1.01 million of remaining federal income tax credits, $666,000 of which expire between 2012 and 2029 and the balance without an expiration, which can be carried forward to offset future income taxes. As of December 31, 2010, the Company also had a federal operating loss carryforward under U.S. GAAP of approximately $4.39 million expiring between 2020 and 2026, which can be used to offset against future federal taxable income, and a North Carolina tax net operating loss carryforward of approximately $10.84 million expiring between 2015 and 2025, which can be offset against future state taxable income.

As of December 31, 2010, there was approximately $6.03 million in NOL carryforwards in Hong Kong. In accordance with the Hong Kong tax code, these amounts can be carried forward indefinitely to offset future taxable income in Hong Kong.

Uncertain Tax Positions

The gross liability for income taxes associated with uncertain tax positions at December 31, 2010 was $1.06 million. This amount is shown net of an approximately $123,000 valuation allowance against uncertain income tax positions that were reversed with the carryback of net operating losses to 2004 and 2005. The gross liability, if recognized, would favorably affect the Company’s effective tax rate. A federal income tax benefit for state income taxes and timing differences of approximately $290,000 resulting from the uncertain tax positions was fully reserved by a valuation allowance consistent with the full valuation allowance on the Company’s other deferred tax assets. The total 2010 income tax benefit attributable to uncertain tax positions was approximately $121,000. There was no additional liability for new uncertain tax positions during 2010. The Company recognized approximately $143,000 of additional income tax benefit consisting of a $102,000 reduction of a deferred tax asset valuation allowance to offset liabilities associated with an uncertain tax position and approximately $41,000 of income tax benefits due to the reduction of the penalties and interest associated with the same uncertain position. These benefits were offset by approximately $43,000 of tax, penalties, and interest accrued under U.S. GAAP for other uncertain tax positions.

The liability for income taxes associated with uncertain tax positions at December 31, 2009 was approximately $1.06 million. This liability was reduced by approximately $275,000 of offsetting tax benefits associated with the federal income tax benefit for state income taxes and timing differences. The net amount of approximately $800,000, if recognized, would favorably affect the Company’s effective tax rate. The decrease in the accrued income tax liability for uncertain tax positions was primarily due to the $2.17 million reversal of the liability booked for the tax deduction associated with the closing of the Company’s Hong Kong subsidiary as discussed below. There was no additional liability for new uncertain tax positions during 2009.

During 2008, the Company ceased operations of its Hong Kong subsidiary and, as a result, took a significant tax deduction on its 2008 federal tax returns resulting from unpaid obligations of the subsidiary to the Company. At December 31, 2008, the Company determined that this deduction qualified as an uncertain tax position under U.S. GAAP and recorded a long-term accrued income tax liability of $2.17 million. During 2009, the 2008 income tax returns were examined by the Internal Revenue Service and determined to be accepted as filed, with certain immaterial adjustments. As a result, the Company no longer considered the tax deduction an uncertain tax position and reversed the $2.17 million accrued income tax liability during the year ended December 31, 2009. Despite the reversal of this liability, there was not a material effect on the Company’s 2009 results of operations as it had established a full valuation allowance against the deferred tax assets generated by this deduction.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of the provision for income taxes. During 2010 and 2009, the Company accrued interest and penalties associated with uncertain tax positions of approximately $43,000 and $68,000, respectively. Including the interest and penalties recorded for uncertain tax positions, there is a total of approximately $298,000 and $296,000 of interest and penalties included in the accrued income tax liability for uncertain tax positions at December 31, 2010 and 2009, respectively. To the extent interest and penalties are not ultimately incurred with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

In all of the significant federal and state jurisdictions where it is required to file income tax returns, the Company has analyzed filing positions for all tax years in which the statute of limitations is open. The only periods subject to examination by the major tax jurisdictions where the Company does business are the 2007 through 2010 tax years. The Company does not believe that the outcome of any examination will have a material impact on its consolidated financial statements and does not expect settlement on any uncertain tax positions within the next 12 months.

The following summarizes the activity related to the Company’s gross liability for uncertain tax positions from January 1, 2009 through December 31, 2010:

Balance as of January 1, 2009	$3,154,110
Increases related to prior year tax positions	76,851
Decreases related to settlements with taxing authorities	(2,172,302)
Balance as of December 31, 2009	1,058,659
Increases related to prior year tax positions	43,310
Decreases related to reversal of prior year tax positions by amendment of returns	(41,374)
Balance as of December 31, 2010	$1,060,595

12.	MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

As of December 31, 2010, five customers accounted for 30%, 24%, 13%, 13%, and 12% of trade accounts receivable, respectively. As of December 31, 2009, two customers accounted for 18% and 13% of trade accounts receivable, respectively.

A significant portion of sales is derived from certain customer relationships. The following is a summary of customers that represent greater than or equal to 10% of total gross sales:

	Year Ended December 31,
	2010	2009
Customer A	18%	19%
Customer B	15%	8%

13.	EMPLOYEE BENEFIT PLAN

All full-time employees who meet certain age and length of service requirements are eligible to participate in the Company’s 401(k) Plan. The plan provides for matching contributions by the Company in such amounts as the Board of Directors may annually determine, as well as a 401(k) option under which eligible participants may defer a portion of their salaries. The Company contributed a total of $21,000 to the plan during each of the years ended December 31, 2010 and 2009.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. During the three months ended December 31, 2010, we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the reliability of financial reporting and the preparation of financial statements.

In making the assessment of internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment and those criteria, management determined that our internal control over financial reporting was effective as of December 31, 2010.

Item 9B.	Other Information

On March 25, 2011, Laura C. Kendall notified the Board of Directors of her decision not to stand for re-election to the Board of Directors at our upcoming 2011 Annual Meeting of Shareholders due to increased demands on her time associated with other commitments. Ms. Kendall will be available on a consulting basis to assist us in our pursuit of developing a direct sales channel and other matters as needed.

On March 30, 2011, the Board of Directors nominated David B. Barr for election at the 2011 Annual Meeting of Shareholders. Mr. Barr is expected to be appointed to the Audit and Strategy Committees of the Board of Directors upon election to the Board of Directors.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Item 14.	Principal Accounting Fees and Services

The information called for in Items 10 through 14 is incorporated by reference from our definitive Proxy Statement relating to our 2011 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of fiscal 2010.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) and (2). The consolidated financial statements and report of our independent registered public accounting firm are filed as part of this report (see “Index to Financial Statements,” at Part II, Item 8). The financial statement schedules are not included in this Item as they are either not applicable or the information is otherwise included in the consolidated financial statements or the notes to the consolidated financial statements.

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

4.2
Rights Agreement, dated as of February 22, 1999, by and  between C3, Inc. and First Union National Bank as Rights Agent, including the form of Rights Certificate and the Summary of Rights to Purchase Preferred Stock, attached thereto as Exhibits A and B, respectively (incorporated herein by reference to Exhibit 4.3 to our Annual Report on Form 10-K for the year ended December 31, 1998)

4.3
Amendment No. 1 to Rights Agreement, dated as of February 18, 2009, between Charles & Colvard, Ltd. and American Stock Transfer & Trust Company, LLC as Rights Agent (incorporated herein by reference to Exhibit 4.4 to our Current Report on Form 8-K, as filed with the SEC on February 19, 2009)

10.1
Amended and Restated Exclusive Supply Agreement, dated as of June 6, 1997, between Cree Research, Inc. and C3, Inc. (incorporated herein by reference to Exhibit 10.11 to our Registration Statement on Form S-1 (File No. 333-36809), as filed with the SEC on September 30, 1997)*

10.2
Notice of Extension of Amended and Restated Exclusive Supply Agreement, dated January 6, 2005, from Charles & Colvard, Ltd. to Cree, Inc. (incorporated herein by reference to Exhibit 10.69 to our Current Report on Form 8-K, as filed with the SEC on January 7, 2005)

10.3
Letter Agreement, dated January 31, 1996, between Cree Research, Inc. and C3, Inc. (incorporated herein by reference to Exhibit 10.14 to our Registration Statement on Form S-1 (File No. 333-36809), as filed with the SEC on September 30, 1997)*

10.4
Letter Agreement, dated November 12, 2007, between Cree, Inc. and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.108 to our Current Report on Form 8-K, as filed with the SEC on November 13, 2007)*

10.5
Letter Agreement, dated September 18, 2008, between Cree, Inc. and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.123 to our Current Report on Form 8-K, as filed with the SEC on September 24, 2008)

10.6
Letter Agreement, effective March 22, 2010, between Cree, Inc. and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the year ended December 31, 2009)*

10.7
Letter Agreement, dated February 9, 2005 and effective February 21, 2005, between The Bell Group, d/b/a Rio Grande and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.73 to our Current Report on Form 8-K, as filed with the SEC on February 23, 2005)*

10.8
Letter Agreement, effective July 11, 2008, between Samuel Aaron Inc. and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.120 to our Current Report on Form 8-K, as filed with the SEC on July 17, 2008)*

10.9
Licensing Agreement, dated July 11, 2008, by and between Charles and Colvard, Ltd. and Samuel Aaron Inc. (incorporated herein by reference to Exhibit 10.121 to our Current Report on Form 8-K, as filed with the SEC on July 17, 2008)

10.10
Letter Agreement, effective November 4, 2009, between Stuller, Inc. and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on November 10, 2009)*

10.11
Manufacturing/Distribution Agreement & Licensing Agreement, effective April 19, 2010, between Frederick Goldman, Inc. and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on April 27, 2010)*

10.12
General Release Agreement, dated June 30, 2009, between Charles & Colvard, Ltd. and Dennis Reed (incorporated herein by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

10.13
General Release Agreement, dated May 16, 2009, between Charles & Colvard, Ltd. and Carl Mielke (incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

10.14
General Release Agreement, dated May 12, 2009, between Charles & Colvard, Ltd. and Steven L. Abate (incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

10.15
Mutual Termination and Release Agreement, dated July 2, 2009, by and among Charles & Colvard, Ltd., Bird Capital Group, Inc., and Richard A. Bird (incorporated herein by reference to Exhibit 10.131 to our Current Report on Form 8-K, as filed with the SEC on July 9, 2009)

10.16
Lease Agreement, dated March 26, 2004, by and between Duke Realty Limited Partnership and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.62 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

10.17	First Lease Amendment, dated September 22, 2004, by and between Duke Realty Limited Partnership and Charles & Colvard, Ltd.

10.18	Second Amendment to Lease Agreement, dated July 30, 2010, by and between Raleigh Flex Owner I, LLC and Charles & Colvard, Ltd.

10.19	Third Amendment to Lease Agreement, dated January 1, 2011, by and between Raleigh Flex Owner I, LLC and Charles & Colvard, Ltd.

10.20	Director Compensation Structure, effective November 11, 2009 (incorporated herein by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2009)+

10.21	Board Compensation Program, effective March 16, 2011+

10.22
Charles & Colvard, Ltd. 2008 Stock Incentive Plan (incorporated herein by reference to Exhibit 99 to our Registration Statement on Form S-8 (File No. 333-151255), as filed with the SEC on May 29, 2008)+

10.23
Form of Restricted Stock Award Agreement under the Charles & Colvard, Ltd. 2008 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.115 to our Current Report on Form 8-K, as filed with the SEC on June 2, 2008)+

10.24
Form of Employee Incentive Stock Option Agreement under the Charles & Colvard, Ltd. 2008 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.116 to our Current Report on Form 8-K, as filed with the SEC on June 2, 2008)+

10.25
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

10.28	Corporate Incentive Plan, effective January 1, 2010 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on March 23, 2010)+

10.29	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.109 to our Current Report on Form 8-K, as filed with the SEC on December 10, 2007)+

10.30
Employment Agreement, effective as of June 23, 2009, by and between Charles and Colvard, Ltd. and Timothy L. Krist (incorporated herein by reference to Exhibit 10.130 to our Current Report on Form 8-K, as filed with the SEC on June 26, 2009)+

10.31
Employment Agreement, effective as of October 12, 2009, by and between Charles and Colvard, Ltd. and Thomas G. Pautz (incorporated herein by reference to Exhibit 10.45 to our Annual Report on Form 10-K for the year ended December 31, 2009)+

10.32
Employment Agreement, effective as of November 5, 2009, by and between Charles & Colvard, Ltd. and Randy N. McCullough (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on November 12, 2009)+

23.1	Consent of BDO USA, LLP

23.2	Consent of FROST, PLLC

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Asterisks located within the exhibit denote information which has been redacted pursuant to a request for confidential treatment filed with the SEC.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARLES & COLVARD, LTD.

	By:	/s/ Randy N. McCullough
March 31, 2011		Randy N. McCullough
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	By:	/s/ Randy N. McCullough
March 31, 2011		Randy N. McCullough
Director, President and Chief Executive Officer

	By:	/s/ Timothy L. Krist
March 31, 2011		Timothy L. Krist
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

	By:	/s/ George R. Cattermole
March 31, 2011		George R. Cattermole
Chairman of the Board of Directors

	By:	/s/ H. Marvin Beasley
March 31, 2011		H. Marvin Beasley
Director

	By:	/s/ Laura C. Kendall
March 31, 2011		Laura C. Kendall
Director

	By:	/s/ Steven M. Larkin
March 31, 2011		Steven M. Larkin
Director

	By:	/s/ Charles D. Lein
March 31, 2011		Charles D. Lein
Director

	By:	/s/ Ollin B. Sykes
March 31, 2011		Ollin B. Sykes
Director

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Articles of Incorporation of Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2004)

3.2
Amended and Restated Bylaws of Charles & Colvard, Ltd., effective July 19, 2007 (incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K, as filed with the SEC on July 25, 2007)

4.1	Specimen Certificate of Common Stock (incorporated herein by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 1998)

4.2
Rights Agreement, dated as of February 22, 1999, by and  between C3, Inc. and First Union National Bank as Rights Agent, including the form of Rights Certificate and the Summary of Rights to Purchase Preferred Stock, attached thereto as Exhibits A and B, respectively (incorporated herein by reference to Exhibit 4.3 to our Annual Report on Form 10-K for the year ended December 31, 1998)

4.3
Amendment No. 1 to Rights Agreement, dated as of February 18, 2009, between Charles & Colvard, Ltd. and American Stock Transfer & Trust Company, LLC as Rights Agent (incorporated herein by reference to Exhibit 4.4 to our Current Report on Form 8-K, as filed with the SEC on February 19, 2009)

10.1
Amended and Restated Exclusive Supply Agreement, dated as of June 6, 1997, between Cree Research, Inc. and C3, Inc. (incorporated herein by reference to Exhibit 10.11 to our Registration Statement on Form S-1 (File No. 333-36809), as filed with the SEC on September 30, 1997)*

10.2
Notice of Extension of Amended and Restated Exclusive Supply Agreement, dated January 6, 2005, from Charles & Colvard, Ltd. to Cree, Inc. (incorporated herein by reference to Exhibit 10.69 to our Current Report on Form 8-K, as filed with the SEC on January 7, 2005)

10.3
Letter Agreement, dated January 31, 1996, between Cree Research, Inc. and C3, Inc. (incorporated herein by reference to Exhibit 10.14 to our Registration Statement on Form S-1 (File No. 333-36809), as filed with the SEC on September 30, 1997)*

10.4
Letter Agreement, dated November 12, 2007, between Cree, Inc. and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.108 to our Current Report on Form 8-K, as filed with the SEC on November 13, 2007)*

10.5
Letter Agreement, dated September 18, 2008, between Cree, Inc. and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.123 to our Current Report on Form 8-K, as filed with the SEC on September 24, 2008)

10.6
Letter Agreement, effective March 22, 2010, between Cree, Inc. and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the year ended December 31, 2009)*

10.7
Letter Agreement, dated February 9, 2005 and effective February 21, 2005, between The Bell Group, d/b/a Rio Grande and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.73 to our Current Report on Form 8-K, as filed with the SEC on February 23, 2005)*

10.8
Letter Agreement, effective July 11, 2008, between Samuel Aaron Inc. and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.120 to our Current Report on Form 8-K, as filed with the SEC on July 17, 2008)*

10.9
Licensing Agreement, dated July 11, 2008, by and between Charles and Colvard, Ltd. and Samuel Aaron Inc. (incorporated herein by reference to Exhibit 10.121 to our Current Report on Form 8-K, as filed with the SEC on July 17, 2008)

10.10
Letter Agreement, effective November 4, 2009, between Stuller, Inc. and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on November 10, 2009)*

10.11
Manufacturing/Distribution Agreement & Licensing Agreement, effective April 19, 2010, between Frederick Goldman, Inc. and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on April 27, 2010)*

10.12
General Release Agreement, dated June 30, 2009, between Charles & Colvard, Ltd. and Dennis Reed (incorporated herein by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

10.13
General Release Agreement, dated May 16, 2009, between Charles & Colvard, Ltd. and Carl Mielke (incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

10.14
General Release Agreement, dated May 12, 2009, between Charles & Colvard, Ltd. and Steven L. Abate (incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

10.15
Mutual Termination and Release Agreement, dated July 2, 2009, by and among Charles & Colvard, Ltd., Bird Capital Group, Inc., and Richard A. Bird (incorporated herein by reference to Exhibit 10.131 to our Current Report on Form 8-K, as filed with the SEC on July 9, 2009)

10.16
Lease Agreement, dated March 26, 2004, by and between Duke Realty Limited Partnership and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.62 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

10.17	First Lease Amendment, dated September 22, 2004, by and between Duke Realty Limited Partnership and Charles & Colvard, Ltd.

10.18	Second Amendment to Lease Agreement, dated July 30, 2010, by and between Raleigh Flex Owner I, LLC and Charles & Colvard, Ltd.

10.19	Third Amendment to Lease Agreement, dated January 1, 2011, by and between Raleigh Flex Owner I, LLC and Charles & Colvard, Ltd.

10.20	Director Compensation Structure, effective November 11, 2009 (incorporated herein by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2009)+

10.21	Board Compensation Program, effective March 16, 2011+

10.22
Charles & Colvard, Ltd. 2008 Stock Incentive Plan (incorporated herein by reference to Exhibit 99 to our Registration Statement on Form S-8 (File No. 333-151255), as filed with the SEC on May 29, 2008)+

10.23
Form of Restricted Stock Award Agreement under the Charles & Colvard, Ltd. 2008 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.115 to our Current Report on Form 8-K, as filed with the SEC on June 2, 2008)+

10.24
Form of Employee Incentive Stock Option Agreement under the Charles & Colvard, Ltd. 2008 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.116 to our Current Report on Form 8-K, as filed with the SEC on June 2, 2008)+

10.25
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

10.28	Corporate Incentive Plan, effective January 1, 2010 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on March 23, 2010)+

10.29	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.109 to our Current Report on Form 8-K, as filed with the SEC on December 10, 2007)+

10.30
Employment Agreement, effective as of June 23, 2009, by and between Charles and Colvard, Ltd. and Timothy L. Krist (incorporated herein by reference to Exhibit 10.130 to our Current Report on Form 8-K, as filed with the SEC on June 26, 2009)+

10.31
Employment Agreement, effective as of October 12, 2009, by and between Charles and Colvard, Ltd. and Thomas G. Pautz (incorporated herein by reference to Exhibit 10.45 to our Annual Report on Form 10-K for the year ended December 31, 2009)+

10.32
Employment Agreement, effective as of November 5, 2009, by and between Charles & Colvard, Ltd. and Randy N. McCullough (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on November 12, 2009)+

23.1	Consent of BDO USA, LLP

23.2	Consent of FROST, PLLC

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Asterisks located within the exhibit denote information which has been redacted pursuant to a request for confidential treatment filed with the SEC.

+	Management contract or compensatory plan or arrangement.