Form 10-Q
period 2011-03-31
CHARLES & COLVARD LTD
filed 2011-05-12
CIK 1015155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q
_________________
(Mark One)
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

As of May 10, 2011, there were approximately 19,310,531 shares of the registrant’s common stock, no par value per share, outstanding.

CHARLES & COLVARD, LTD.

FORM 10-Q
For the Quarterly Period Ended March 31, 2011

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$7,973,131	$7,736,044
Accounts receivable, net	4,013,649	3,679,141
Interest receivable	11,789	6,163
Income tax receivable	-	113,030
Inventory, net	6,164,918	6,306,875
Prepaid expenses and other assets	296,065	343,137
Total current assets	18,459,552	18,184,390
Long-term assets:
Held-to-maturity investments	1,010,098	1,018,551
Inventory, net	30,618,094	31,075,626
Property and equipment, net	618,186	377,352
Patent and license rights, net	246,739	252,542
Other assets	13,746	1,990
Total long-term assets	32,506,863	32,726,061
TOTAL ASSETS	$50,966,415	$50,910,451

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$687,905	$542,084
Accrued cooperative advertising	319,000	314,000
Accrued expenses and other liabilities	190,068	308,653
Total current liabilities	1,196,973	1,164,737
Long-term liabilities:
Accrued income taxes	959,025	937,414
Total liabilities	2,155,998	2,102,151
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value	53,144,937	53,113,608
Additional paid-in capital – stock-based compensation	7,018,864	6,811,688
Accumulated deficit	(11,353,384)	(11,116,996)
Total shareholders’ equity	48,810,417	48,808,300
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$50,966,415	$50,910,451

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2011	2010
Net sales	$2,977,556	$2,853,675
Costs and expenses:
Cost of goods sold	1,328,521	1,058,981
Sales and marketing	681,285	586,598
General and administrative	1,184,972	1,023,665
Research and development	12,548	41,857
Total costs and expenses	3,207,326	2,711,101
(Loss) income from operations	(229,770)	142,574
Other income (expense):
Interest income	17,919	26,522
Interest expense	(12)	(676)
Loss on call of long-term investments	(2,913)	-
Total other income (expense)	14,994	25,846
(Loss) income before income taxes	(214,776)	168,420
Income tax net (expense) benefit	(21,612)	129,965
Net (loss) income	$(236,388)	$298,385

Net (loss) income per common share:
Basic	$(0.01)	$0.02
Fully diluted	$(0.01)	$0.02

Weighted average number of shares used in computing net (loss) income per common share:
Basic	19,297,861	19,019,402
Fully diluted	19,297,861	19,214,466

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(236,388)	$298,385
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	42,439	31,887
Amortization of bond premium	1,165	2,894
Stock-based compensation	219,343	107,485
Provision for uncollectible accounts	29,000	(40,000)
Provision for sales returns	(76,000)	(30,000)
Provision for inventory reserves	21,000	(96,000)
Benefit for deferred income taxes	-	(102,443)
Loss on call of long-term investments	2,913	-
Changes in assets and liabilities:
Accounts receivable	(287,508)	(594,531)
Interest receivable	(5,626)	(39,681)
Income tax receivable	113,030	-
Note receivable	-	54,627
Inventory	578,489	734,564
Prepaid expenses and other assets, net	35,316	(23,196)
Accounts payable	145,821	31,830
Accrued cooperative advertising	5,000	138,000
Accrued income taxes	21,611	(27,522)
Other accrued liabilities, net	(118,585)	43,039
Net cash provided by operating activities	491,020	489,338

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(271,035)	(48,459)
Purchases of long-term investments	(495,625)	(5,056,990)
Proceeds from call of long-term investments	500,000	-
Patent and license rights costs	(6,435)	(7,051)
Net cash used in investing activities	(273,095)	(5,112,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock option exercises	19,162	3,450
Net cash provided by financing activities	19,162	3,450

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	237,087	(4,619,712)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,736,044	7,405,685
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,973,131	$2,785,973

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$12	$676

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

Basis of Presentation and Principles of Consolidation - The accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, the unaudited statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2011.

The condensed consolidated financial statements as of and for the three months ended March 31, 2011 and 2010 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of December 31, 2010 is derived from the audited financial statements as of that date. The accompanying statements should be read in conjunction with the audited financial statements and related notes, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 31, 2011 (the “2010 Annual Report”).

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary in Hong Kong, Charles & Colvard (HK) Ltd., which became a dormant entity in the second quarter of 2009 and the operations of which ceased in 2008. All intercompany accounts have been eliminated.

Significant Accounting Policies - In the opinion of the Company’s management, the significant accounting policies used for the three months ended March 31, 2011 are consistent with those used for the year ended December 31, 2010. Accordingly, please refer to the 2010 Annual Report for the Company’s significant accounting policies.

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

Reclassifications - Certain amounts in the prior year’s condensed consolidated financial statements have been reclassified to conform to the current year presentation.

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

3.	SEGMENT INFORMATION AND GEOGRAPHIC DATA

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s operating and reportable segments.

The Company manages its business primarily by its product lines. Accordingly, the Company determined its two operating and reporting segments to be loose jewels and finished jewelry. The accounting policies of these segments are the same as those described in Note 2, “Basis of Presentation and Significant Accounting Policies,” of this Quarterly Report on Form 10-Q and in the Notes to Consolidated Financial Statements in the Company’s 2010 Annual Report.

The Company evaluates the performance of its segments based on net sales and segment gross profit, or the excess of product sales over segment cost of goods sold. Segment cost of goods sold is defined as product cost of goods sold excluding non-capitalized expenses from the Company’s manufacturing and production control departments, comprising personnel costs, depreciation, rent, and utilities; freight out; corporate overhead allocations; manufacturing and physical inventory variances; inventory valuation allowance adjustments; and costs of quality issues and damaged goods. Accordingly, excluded from the Company’s segment performance measures are operating expenses, comprising sales and marketing, general and administrative, and research and development expenses; interest; and taxes.

Summary information by segment is as follows:

	Three Months Ended March 31,
	2011	2010
Loose jewels
Net sales	$2,567,153	$2,675,360
Segment cost of goods sold	854,311	917,271
Segment gross profit	$1,712,842	$1,758,089

Finished jewelry
Net sales	$410,403	$178,315
Segment cost of goods sold	245,362	170,956
Segment gross profit	$165,041	$7,359

A reconciliation of the Company’s segment cost of goods sold to cost of goods sold as reported in the condensed consolidated financial statements is as follows:

	Three Months Ended March 31,
	2011	2010
Segment cost of goods sold	$1,099,673	$1,088,227
Non-capitalized manufacturing and production control expenses	155,929	53,999
Freight out	19,391	11,258
Inventory variances and valuation adjustments	47,844	(96,000)
Costs of quality issues and damaged goods	5,684	1,497
Cost of goods sold	$1,328,521	$1,058,981

The Company’s inventories by segment are as follows:

	March 31, 2011	December 31, 2010
Loose jewels
Raw materials	$6,518,403	$6,700,628
Work-in-process	2,279,370	2,132,910
Finished goods	24,399,764	25,384,397
Finished goods on consignment	634,844	558,149
Totals	$33,832,381	$34,776,084

Finished jewelry
Raw materials	$205,896	$292,611
Work-in-process	75,879	69,276
Finished goods	2,003,101	1,483,787
Finished goods on consignment	536,792	635,117
Totals	$2,821,668	$2,480,791

Supplies inventories of approximately $129,000 and $126,000 at March 31, 2011 and December 31, 2010, respectively, included in finished goods inventories in the condensed consolidated financial statements, are omitted from inventories by segment because they are used in both product lines and are not maintained separately.

The Company recognizes sales by geographic area based on the country from which the customer is based. A portion of the Company’s international sales represents products sold internationally that may be re-imported to U.S. retailers. The following presents certain data by geographic area:

	Three Months Ended March 31,
	2011	2010
Net sales
United States	$1,389,643	$1,646,405
International	1,587,913	1,207,270
Totals	$2,977,556	$2,853,675

	March 31, 2011	December 31, 2010
Property and equipment, net
United States	$618,186	$377,352
International	-	-
Totals	$618,186	$377,352

	March 31, 2011	December 31, 2010
Patent and license rights, net
United States	$79,899	$80,864
International	166,840	171,678
Totals	$246,739	$252,542

4.	INVESTMENTS

Investments consist of long-term United States (“U.S.”) government agency securities carried at amortized cost using the effective interest method. The Company classifies its marketable securities as held-to-maturity based upon management’s positive intention and ability to hold these securities until their maturity dates.

The following table summarizes information about held-to-maturity investments at March 31, 2011:

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
U.S. government agency securities	$1,010,098	$2,717	$1,012,815

As of March 31, 2011, the estimated fair value of the investments was greater than the amortized cost. Because management intends to hold the investments until their maturity dates, this unrealized gain was not recorded in the condensed consolidated financial statements.

The maturities of held-to-maturity investments at March 31, 2011 were as follows:

	After 2 Years through 3 Years	After 3 Years through 4 Years	After 4 Years through 5 Years	Total
U.S. government agency securities	$514,326	$-	$495,772	$1,010,098

5.	FAIR VALUE MEASUREMENTS

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

The Company evaluates assets and liabilities subject to fair value measurements on a recurring and non-recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by the Company. The instruments identified as subject to fair value measurements on a recurring basis are cash and cash equivalents, trade accounts receivable, held-to-maturity investments, trade accounts payable, and accrued expenses. All instruments other than held-to-maturity investments are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments. The estimated fair value of the Company’s held-to-maturity investments as of March 31, 2011 utilized Level 2 inputs of similar investments traded on active securities exchanges.

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

6.	INVENTORIES

The Company’s total inventories, net of reserves, consisted of the following as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Raw materials	$6,724,299	$6,993,239
Work-in-process	2,355,249	2,202,186
Finished goods	26,531,828	26,993,810
Finished goods on consignment	1,171,636	1,193,266
Totals	$36,783,012	$37,382,501

Short-term portion	$6,164,918	$6,306,875
Long-term portion	30,618,094	31,075,626
Totals	$36,783,012	$37,382,501

Inventories are stated at the lower of cost or market on an average cost basis. Inventory costs include direct material and labor, inbound freight, purchasing and receiving costs, inspection costs, and warehousing costs. Any inventory on hand at the measurement date in excess of the Company’s current requirements based on historical and anticipated levels of sales is classified as long-term on the Company’s consolidated balance sheets. The Company’s classification of long-term inventory requires it to estimate the portion of on-hand inventory that can be realized over the next 12 months and does not include precious metal, labor, and other inventory purchases expected to be both purchased and realized over the next 12 months.

Obsolescence is not a factor in the Company’s loose jewel inventory valuation. The Company’s jewels do not degrade over time and inventory generally consists of the shapes and sizes most commonly used in the jewelry industry. In addition, the majority of jewel inventory is not mounted in finished jewelry settings and is therefore not subject to fashion trends. The Company has very small market penetration in the worldwide jewelry market, and the Company has the exclusive right in the U.S. through mid-2015 and in many other countries through mid-2016 to produce and sell created SiC for use in jewelry applications. In view of the foregoing factors, management has concluded that no excess or obsolete loose jewel inventory reserve requirements existed as of March 31, 2011. Finished jewelry is more fashion oriented and subject to styling trends that could render certain designs obsolete. In 2010, the Company began manufacturing finished jewelry featuring moissanite, the majority of which consists of such basic designs as stud earrings, solitaire and three-stone rings, pendants, and bracelets that tend not to be subject to significant obsolescence risk due to their classic styling. In addition, the Company has manufactured a small quantity of designer-inspired fashion jewelry in a sample line. Typically in the jewelry industry, slow-moving or discontinued lines are sold as closeouts in alternative sales channels. The Company reviews the finished jewelry inventory on an ongoing basis for any lower of cost or market and obsolescence issues and has concluded that no such finished jewelry inventory reserve requirements relating to the Company’s new line of finished jewelry products existed as of March 31, 2011.

Periodically, the Company ships finished goods inventory to customers on consignment terms. Under these terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. Finished goods on consignment at March 31, 2011 and December 31, 2010 are net of a reserve of $14,000 and $15,000, respectively, to allow for certain loose jewels and finished jewelry on consignment with customers that may not be returned or may be returned in a condition that does not meet the Company’s current grading standards.

Total net loose jewel inventories at March 31, 2011 and December 31, 2010, including inventory on consignment net of reserves, were $33.83 million and $34.78 million, respectively. The loose jewel inventories at March 31, 2011 include an inventory reserve for shrinkage, or jewels on review with prospective customers and vendors that may not be returned to the Company, of $17,000. Loose jewel inventories at March 31, 2011 and December 31, 2010 also include an inventory reserve for recuts, or the projected material loss resulting from the recutting of damaged jewels into smaller loose jewels to remove the damage, of $40,000 and $36,000, respectively.

Jewelry inventories consist primarily of finished goods, the majority of which the Company acquired as part of the January 2009 settlement agreement with a former manufacturer customer to reduce the outstanding receivable to the Company. Due to the lack of a plan to market this inventory at that time, a jewelry inventory reserve was established to reduce the majority of the jewelry inventory value to scrap value, or the amount the Company would expect to obtain by melting the gold in the jewelry and returning to loose-jewel finished goods inventory those jewels that meet grading standards. This scrap reserve has declined as the associated jewelry is sold down, with a balance of $447,000 and $496,000 at March 31, 2011 and December 31, 2010, respectively. Because the finished jewelry the Company began manufacturing in 2010 after it entered that business was made pursuant to an operational plan to market and sell the inventory, it is not subject to this reserve. The finished jewelry inventories at March 31, 2011 also include an inventory reserve for shrinkage, or jewelry on review with prospective customers and vendors that may not be returned to the Company, of $27,000 and an inventory reserve for jewelry in need of repair of $23,000. Total net jewelry inventories at March 31, 2011 and December 31, 2010, including inventory on consignment net of reserves and including new jewelry manufactured by the Company since entering the finished jewelry business in 2010, were $2.82 million and $2.48 million, respectively.

The need for adjustments to inventory reserves is evaluated on a period-by-period basis.

7.	INCOME TAXES

During 2008, the Company recorded a valuation allowance against certain deferred tax assets. Due to continued uncertainty over sufficient future taxable income to fully utilize these deferred tax assets, the Company did not record an income tax benefit for the losses incurred during the three months ended March 31, 2011. In addition, due to the full valuation allowance on operating loss carryforwards recorded in prior years, the Company also did not recognize an income tax expense associated with pretax income during the three months ended March 31, 2010. Until such time that the uncertainty is overcome, the Company does not expect to recognize income tax expense or benefit for operating income or loss, respectively, in future periods.

The Company recognized approximately $22,000 of income tax expense for the three months ended March 31, 2011 for estimated tax, penalties, and interest associated with uncertain tax positions. The Company recognized approximately $130,000 of income tax net benefit during the three months ended March 31, 2010, consisting of a $102,000 reduction of a deferred tax asset valuation allowance to offset liabilities associated with an uncertain tax position and a $41,000 reduction of the liability for the same uncertain tax position, offset by $13,000 of income tax expense recorded for estimated penalties and interest associated with other uncertain tax positions.

8.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

In March 2004, the Company entered into a seven-year lease, beginning in August 2004, for approximately 16,500 square feet of mixed-use space from an unaffiliated third party at a base cost with escalations throughout the lease term plus additional common-area expenses based on the Company’s proportionate share of the lessor’s operating costs. The lease provided for two rent holidays, during which no rent was payable, and a moving allowance. In January 2011, the Company amended the lease effective January 1, 2011 to extend the term through January 2017 in exchange for a reduced rental rate and 50% rent abatement in the first 12 months of the extended term. The amended lease includes 3% annual rent escalations and a one-time option to terminate the lease effective as of July 31, 2014. The Company recognizes rent expense on a straight-line basis, giving consideration to the rent holidays, the moving allowance paid to the Company, and the rent abatement. At the Company’s option, the amended lease can be extended for one five-year period. As of March 31, 2011, the Company’s future minimum payments under this operating lease were $780,000.

Rent expense for the three months ended March 31, 2011 and 2010 was approximately $46,000 and $55,000, respectively.

Purchase Commitments

On June 6, 1997, the Company entered into an amended and restated exclusive supply agreement with Cree, Inc. (“Cree”). The exclusive supply agreement had an initial term of ten years that was extended in January 2005 to July 2015. In connection with the amended and restated exclusive supply agreement, the Company has committed to purchase from Cree a minimum of 50%, by dollar volume, of its raw material SiC crystal requirements. If the Company’s orders require Cree to expand beyond specified production levels, the Company must commit to purchase certain minimum quantities. Effective March 22, 2010, the Company entered into a letter agreement with Cree in connection with the amended and restated exclusive supply agreement under which the Company agreed to purchase, over a period of approximately eight months in 2010, approximately $1.17 million of SiC crystals that Cree had previously manufactured under a 2007 purchase commitment. As of December 31, 2010, this purchase commitment was satisfied, and there exist no outstanding purchase commitments under the amended and restated exclusive supply agreement as of March 31, 2011.

9.	STOCK-BASED COMPENSATION

The following table summarizes the components of the Company’s stock-based compensation included in net income:

	Three Months Ended March 31,
	2011	2010
Employee stock options	$109,772	$33,050
Consultant stock options	38,861	-
Restricted stock awards	70,710	74,435
Income tax benefit	(39,726)	(26,903)
Totals	$179,617	$80,582

Due to the Company’s valuation allowance against deferred tax assets, all of the above income tax benefit was reserved as of March 31, 2011. No stock-based compensation was capitalized as a cost of inventory during the three months ended March 31, 2011 and 2010.

Stock Options - The following is a summary of the stock option activity for the three months ended March 31, 2011:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2010	660,450	$1.97
Granted	133,440	$3.46
Exercised	(11,781)	$1.63
Forfeited	(3,750)	$0.46
Expired	(16,406)	$11.88
Outstanding, March 31, 2011	761,953	$2.03

The weighted average grant date fair value of stock options granted during the three months ended March 31, 2011 was $2.43. The total fair value of stock options that vested during the three months ended March 31, 2011 was approximately $141,000. The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions for stock options granted during the three months ended March 31, 2011:

Dividend yield	0.0%
Expected volatility	90.0%
Risk-free interest rate	2.19%
Expected lives (years)	5.0

Although the Company issued dividends in prior years, a dividend yield of zero was used due to the uncertainty of future dividend payments. Volatility is a measure of the amount by which a financial variable such as share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company estimates expected volatility giving primary consideration to the historical volatility of its common stock. The risk-free interest rate is based on the published yield available on U.S. Treasury issues with an equivalent term remaining equal to the expected life of the stock option. The expected lives of the stock options represent the estimated period of time until exercise or forfeiture and are based on historical experience of similar awards.

The following table summarizes information about stock options outstanding at March 31, 2011:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Balance as of 3/31/2011	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 3/31/2011	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 3/31/2011	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
761,953	8.44	$2.03	340,384	7.54	$2.38	709,302	8.38	$2.03

As of March 31, 2011, the unrecognized stock-based compensation expense related to unvested stock options was approximately $522,000, which is expected to be recognized over a weighted average period of approximately 27 months.

The aggregate intrinsic value of stock options outstanding, exercisable, and vested or expected to vest at March 31, 2011 was approximately $1.50 million, $656,000, and $1.41 million, respectively. This amount is before applicable income taxes and represents the closing market price of the Company’s common stock at March 31, 2011 less the grant price, multiplied by the number of stock options that have a grant price that is less than the closing market price. This amount represents the amount that would have been received by the optionees had these stock options been exercised on that date. During the three months ended March 31, 2011, the aggregate intrinsic value of options exercised was approximately $20,000.

Restricted Stock - The following is a summary of the restricted stock activity for the three months ended March 31, 2011:

	Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2010	108,512	$2.35
Granted	5,477	$2.70
Vested	-	$-
Canceled	-	$-
Unvested, March 31, 2011	113,989	$2.37

As of March 31, 2011, the unrecognized stock-based compensation expense related to unvested restricted stock was approximately $42,000, which is expected to be recognized over a weighted average period of approximately two months.

Dividends - The Company has not paid any cash dividends in the current year through March 31, 2011.

10.	NET (LOSS) INCOME PER COMMON SHARE

Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the periods. Diluted net (loss) income per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. Common equivalent shares consist of stock options that are computed using the treasury stock method.

The following table reconciles the differences between the basic and diluted earnings per share presentations:

	Three Months Ended March 31,
	2011	2010
Numerator:
Net (loss) income	$(236,388)	$298,385

Denominator:
Weighted average common shares outstanding:
Basic	19,297,861	19,019,402
Stock options	-	195,064
Diluted	19,297,861	19,214,466

Net (loss) income per common share:
Basic	$(0.01)	$0.02
Diluted	$(0.01)	$0.02

For the three months ended March 31, 2011 and 2010, stock options to purchase approximately 200,000 and 398,000 shares, respectively, were excluded from the computation of diluted net (loss) income per common share because the exercise price of the stock options was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to net (loss) income per common share.

11.	MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments, and trade accounts receivable. The Company maintains cash, cash equivalents, and investments with high-quality financial institutions and invests in low-risk securities, primarily money market funds or long-term U.S. government agency obligations. At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurable limits. The Company has never experienced any losses related to these balances. All of the Company’s non-interest bearing cash balances were fully insured at March 31, 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning in 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and the Company’s non-interest bearing cash balances may again exceed federally insured limits. Interest-bearing amounts on deposit in excess of FDIC insurable limits at March 31, 2011 approximated $7.10 million.

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

As of March 31, 2011, three customers accounted for 24%, 22%, and 16% of trade accounts receivable, respectively. As of December 31, 2010, five customers accounted for 30%, 24%, 13%, 13%, and 12% of trade accounts receivable, respectively.

A significant portion of sales is derived from certain customer relationships. The following is a summary of customers that represent greater than or equal to 10% of total gross sales:

	Three Months Ended March 31,
	2011	2010
Customer A	24%	19%
Customer B	16%	23%
Customer C	2%	14%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future. You should be aware that although the forward-looking statements included in this report represent management’s current judgment and expectations, our actual results may differ materially from those projected, stated, or implied in these forward-looking statements as a result of many factors including, but not limited to, the following:

•	Our future financial performance depends upon increased consumer acceptance and growth of sales of our products resulting from our strategic initiatives.
•	We are currently substantially dependent on a limited number of distributors, jewelry manufacturers, and retailers for the sale of our products.
•	Our current customers may potentially perceive us as a competitor as we enter the finished jewelry business.
•	Our business and our results of operations could be materially adversely affected as a result of general economic and market conditions, including the current economic environment.
•	We expect to remain dependent upon Cree, Inc., or Cree, for the supply of our silicon carbide, or SiC, crystals for the foreseeable future.
•	We face intense competition in the worldwide jewelry industry.
•	The financial difficulties or insolvency of one or more of our major customers could adversely affect results.
•	We are subject to certain risks due to our international distribution channels and vendors.
•	Sales of moissanite jewelry could be dependent upon the pricing of precious metals, which is beyond our control.
•	We rely upon our ability to protect our intellectual property.
•	Governmental regulation and oversight might adversely impact our operations.
•	Some anti-takeover provisions of our charter documents, agreements, and plans may delay or prevent a takeover of our company.
•	If we fail to evaluate, implement, and integrate strategic opportunities successfully, our business may suffer.

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

The following discussion is designed to provide a better understanding of our unaudited financial statements, including a brief discussion of our business and products, key factors that impacted our performance, and a summary of our operating results. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial

Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2010. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

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

Our management team, in place since the second half of 2009, has resolved significant legacy issues of the past, repaired and strengthened key customer relationships, and returned us to a more stable financial condition through revenue growth and cost containment. With these matters behind us, management has now placed its full focus on strategic initiatives to drive the business forward and achieve new levels of success through long-term sustainable growth, beginning with the establishment of a finished jewelry line of business in addition to our loose jewel business. We began managing the finished jewelry business as a separate operating segment in the first quarter of 2011. We believe our finished jewelry business will allow us to have more control over the end product and relationships with consumers, as well as provide incremental sales and gross profit dollars due to the higher price points of finished jewelry containing moissanite relative to the loose jewels only. To that end, we are focusing on the following critical aspects of our strategic plan during 2011:

•
Developing brand strategies - Our goal is to build multiple brands around the moissanite jewel and finished jewelry collections in attractive and desirable designs featuring larger center stones that leverage moissanite’s point of differentiation. We believe branding will allow us to increase consumer awareness, which we expect to help drive sales and develop consumer brand recognition and loyalty.

•
Launching our direct-to-consumer e-commerce website - Our new e-commerce website, www.moissanite.com, is currently in beta test mode with a projected go-live date in mid-2011. This website is part of our campaign to increase consumer awareness of moissanite and features brands of finished jewelry containing moissanite that are manufactured by us and several of our key distributors.

•
Launching our home party business - We have engaged a consultant with significant experience in the development and execution of home party businesses to assist us with launching this new sales channel that we expect to feature various collections of our finished jewelry at multiple price points. Our goal is to run a number of test parties in various cities across the United States in the third quarter of 2011, with roll-out of the program targeted for the fourth quarter of 2011.

•
Expanding our wholesale distribution channels - We believe successful execution of our branding and direct-to-consumer initiatives will create more demand for both loose moissanite jewels and finished jewelry featuring moissanite, which we believe will further enhance our ability to expand wholesale distribution in sales volume to existing distributor and retailer customers and to establish new distributor and retailer customer relationships.

We plan to support these initiatives with viral marketing campaigns on the Internet and through social media sites such as Facebook, Twitter, and YouTube as well as online blogging and discussion boards to further build consumer awareness in a cost-effective manner.

As we execute our strategy to build and reinvest in the business, expenses and investment of cash will be required ahead of the revenue streams we expect in the future, and this may result in some unprofitable quarters as we experienced during the three months ended March 31, 2011. However, one of our primary goals is to maintain positive cash flow each quarter to protect our cash position, and we were successful in generating $491,000 in cash flow from operations during the first quarter of 2011. We will continue to diligently focus on cost containment and monitor our cash burn rate as we grow the business.

Our total net sales for the three months ended March 31, 2011 of $2.98 million were 4% greater than total net sales during the same period of 2010, with wholesale loose jewel sales comprising 86% of our total net sales. Our first quarter results reflect our focus on establishing customer relationships that can increase future sales of finished jewelry, combined with the fact that January and February are seasonally the slowest months of the year for wholesale jewelry sales. Though still a relatively small percentage of our total sales, finished jewelry sales during the three months ended March 31, 2011 exceeded finished jewelry sales in the same period of 2010 by 130%. We believe our finished jewelry sales will continue to grow as a percentage of total sales as we execute our strategy in 2011.

Operating expenses increased $227,000, or 14%, when compared with the same period of 2010 due primarily to compensation costs, travel expenses, and professional services that we incurred in growing the business. Because of this increase in operating expenses, and when combined with a lower gross profit resulting from higher manufacturing overhead charged to cost of goods sold and a greater sales mix of finished jewelry that yields a lower markup on precious metals and labor, we incurred a net loss of $236,000, or $0.01 per share.

Our strategy to grow our company through the development of brands and the expansion of our finished jewelry business, with the ultimate goal of increasing consumer awareness and clearly communicating the value proposition of moissanite, is a challenging one and not without risk. However, we believe that we have the right leadership team to execute this long-term strategy designed to propel us to new heights of revenue growth and profitability and to significantly enhance shareholder value.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which we prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities. “Critical accounting policies and estimates” are defined as those most important to the financial statement presentation and that require the most difficult, subjective, or complex judgments. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Under different assumptions and/or conditions, actual results of operations may materially differ. We have disclosed our critical accounting policies and estimates in our Annual Report on Form 10-K for the year ended December 31, 2010, and that disclosure should be read in conjunction with this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth certain consolidated statements of operations data for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Net sales	$2,977,556	$2,853,675
Costs and expenses:
Cost of goods sold	1,328,521	1,058,981
Sales and marketing	681,285	586,598
General and administrative	1,184,972	1,023,665
Research and development	12,548	41,857
Total costs and expenses	3,207,326	2,711,101
(Loss) income from operations	(229,770)	142,574
Other income (expense):
Interest income	17,919	26,522
Interest expense	(12)	(676)
Loss on call of long-term investments	(2,913)	-
Total other income (expense)	14,994	25,846
(Loss) income before income taxes	(214,776)	168,420
Income tax net (expense) benefit	(21,612)	129,965
Net (loss) income	$(236,388)	$298,385

Net Sales

Net sales for the three months ended March 31, 2011 and 2010 comprise the following:

	Three Months Ended March 31,		Change
	2011	2010	Dollars	Percent
Loose jewels	$2,567,153	$2,675,360	$(108,207)	-4%
Finished jewelry	410,403	178,315	232,088	130%
Total net sales	$2,977,556	$2,853,675	$123,881	4%

Net sales were $2.98 million for the three months ended March 31, 2011 compared to $2.85 million for the three months ended March 31, 2010, an increase of $124,000, or 4%. In the first quarter of 2011, carat sales of loose moissanite jewels and moissanite jewels mounted in finished jewelry increased 14% to approximately 23,000 carats from approximately 20,000 carats in the first quarter of 2010. As our management team continues to reposition moissanite in the marketplace and explore new opportunities for our products, including finished jewelry featuring moissanite, we anticipate orders and related sales will continue to improve.

For the three months ended March 31, 2011, loose jewel sales were $2.57 million compared to $2.68 million for the three months ended March 31, 2010, a decrease of $108,000, or 4%. In the first quarter of 2011, the average selling price per carat for our sales of loose jewels decreased 9% from the first quarter of 2010. These decreases primarily resulted from special pricing that we extended during the first quarter of 2011 to support customers expanding their businesses in new markets.

For the three months ended March 31, 2011, finished jewelry sales were $410,000 compared to $178,000 for the three months ended March 31, 2010, an increase of $232,000, or 130%. Sales of finished jewelry represented 14% of total net sales in the three months ended March 31, 2011 compared to 6% of total net sales in the three months ended March 31, 2010. This increase in sales is the result of our focus on expansion into the finished jewelry business that we began in 2010 through the creation of new sales channels and greater customer acceptance of our basic and designer-inspired fashion lines of jewelry products.

United States, or U.S., net sales accounted for approximately 47% and 58% of total net sales during the three months ended March 31, 2011 and 2010, respectively. U.S. net sales and carat shipments, which do not include shipments of consigned inventory, decreased by 16% and 12%, respectively, for the three months ended March 31, 2011 as compared to the same period of 2010. U.S. sales decreased primarily due to the timing of restocking orders from our two largest U.S. distributor customers, offset in part by sales to new retail jeweler and television shopping network customers.

Our largest U.S. customer during the three months ended March 31, 2011 accounted for 16% of our total sales compared to 23% during the same period of 2010. A second U.S. customer accounted for 14% of our total sales in the same period of 2010 but did not account for a significant percentage of our total sales during the three months ended March 31, 2011. No additional U.S. customers accounted for more than 10% of total sales during the three months ended March 31, 2011 or 2010. We expect that we will remain dependent on our ability, and that of our largest customers, to maintain and enhance retail programs. A change in or loss of any of these customer or retailer relationships could have a material adverse effect on our results of operations.

International net sales accounted for approximately 53% and 42% of total net sales during the three months ended March 31, 2011 and 2010, respectively. International net sales and carat shipments, which do not include shipments of consigned inventory, increased by 32% and 55%, respectively, for the three months ended March 31, 2011 as compared to the same period of 2010. International sales increased primarily as a result of gaining a new distributor customer in India and increased sales to an existing distributor customer in India.

Our largest international customer during the three months ended March 31, 2011 accounted for 24% of our total sales compared to 19% during the same period of 2010. No additional international customers accounted for more than 10% of total sales during the three months ended March 31, 2011 or 2010. A portion of our international sales represents products sold internationally that may be re-imported to U.S. retailers. Our top three international distributors by sales volume during the three months ended March 31, 2011 were located in India and the United Kingdom.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31,		Change
	2011	2010	Dollars	Percent
Cost of goods sold	$1,328,521	$1,058,981	$269,540	25%

Cost of goods sold was $1.33 million for the three months ended March 31, 2011 compared to $1.06 million for the three months ended March 31, 2010, an increase of $270,000, or 25%. Cost of goods sold is primarily composed of inventory sold during the period; inventory written off during the period due to ongoing quality reviews or through customer returns; salaries and benefits for personnel involved in preparing and shipping product to customers; an allocation of shared expenses such as rent, utilities, communication expenses, and depreciation related to preparing and shipping product to customers; and outbound freight charges.

Cost of goods sold increased primarily due to a ramp-up of finished jewelry sales, which generates a lower gross profit relative to loose jewel sales, higher non-capitalized manufacturing and overhead expenses, and a net increase in our inventory shrinkage, recut, repair, and scrap reserves of $21,000, compared to a net decrease in inventory reserves of $96,000, primarily due to sell-down of finished jewelry subject to our scrap reserve, during the same period of 2010.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31,		Change
	2011	2010	Dollars	Percent
Sales and marketing	$681,285	$586,598	$94,687	16%

Sales and marketing expenses were $681,000 for the three months ended March 31, 2011 compared to $587,000 for the three months ended March 31, 2010, an increase of $95,000, or 16%.

The increase in sales and marketing expenses was primarily due to a $102,000 increase in compensation costs, a $21,000 increase in travel expenses resulting from expanding business opportunities, and a $29,000 increase in advertising expenses, offset in part by a $59,000 reduction in marketing consulting services. Compensation costs increased primarily as a result of merit salary adjustments of $32,000, bonus expense of $12,000, commissions of $8,000, stock-based compensation expense of $52,000, severance costs of $14,000, and employee relocation costs of $9,000, offset in part by allocations to other departments of $33,000. Our advertising expenses increased due to (i) increases in cooperative advertising of $9,000 resulting from higher sales, and (ii) increases in direct advertising costs of $20,000 as we worked to develop and implement our sales and marketing strategies.

General and Administrative

General and administrative expenses for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31,		Change
	2011	2010	Dollars	Percent
General and administrative	$1,184,972	$1,023,665	$161,307	16%

General and administrative expenses were $1.18 million for the three months ended March 31, 2011 compared to $1.02 million for the three months ended March 31, 2010, an increase of $161,000, or 16%.

The increase in general and administrative expenses was primarily due to a $71,000 increase in stock-based compensation expense, a $13,000 increase in travel-related expenses associated with investor meetings, a $28,000 increase in audit and tax services resulting from our appointment of a new audit firm and additional tax provision work associated with our change in inventory accounting methods during 2010, a $78,000 increase in public and investor relations professional services, and a $71,000 increase in bad debt expense associated with our allowance for doubtful accounts reserve policy, which estimates uncollectible accounts by aging category based on historical experience. These increases were offset in part by a $66,000 decrease in accounting consulting services and a $24,000 decrease in insurance premiums due to the renegotiation of rates.

Research and Development

Research and development expenses for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31,		Change
	2011	2010	Dollars	Percent
Research and development	$12,548	$41,857	$(29,309)	-70%

Research and development expenses were $13,000 for the three months ended March 31, 2011 compared to $42,000 for the three months ended March 31, 2010, a decrease of $29,000, or 70%.

The decrease in research and development expenses was primarily due to a $22,000 decrease in compensation costs resulting from a greater allocation to general and administrative expenses and a $7,000 decrease in research consulting services resulting from an agreement that terminated in December 2010.

Interest Income

Interest income for the three months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended March 31,		Change
	2011	2010	Dollars	Percent
Interest income	$17,919	$26,522	$(8,603)	-32%

Interest income was $18,000 for the three months ended March 31, 2011 compared to $27,000 for the three months ended March 31, 2010, a decrease of $9,000, or 32%.

The decrease in interest income resulted primarily from lower yields earned on cash-equivalent investments in the first quarter of 2011 than those earned on U.S. government agency securities held during the first quarter of 2010.

Provision for Income Taxes

During 2008, we recorded a valuation allowance against certain deferred tax assets. Due to continued uncertainty over sufficient future taxable income to fully utilize these deferred tax assets, we did not record an income tax benefit for the losses incurred during the three months ended March 31, 2011. In addition, due to the full valuation allowance on operating loss carryforwards recorded in prior years, we also did not recognize an income tax expense associated with pretax income during the three months ended March 31, 2010. Until such time that the uncertainty is overcome, we do not expect to recognize income tax expense or benefit for operating income or loss, respectively, in future periods.

We recognized approximately $22,000 of income tax expense for the three months ended March 31, 2011 for estimated tax, penalties, and interest associated with uncertain tax positions. We recognized approximately $130,000 of income tax net benefit during the three months ended March 31, 2010, consisting of a $102,000 reduction of a deferred tax asset valuation allowance to offset liabilities associated with an uncertain tax position and a $41,000 reduction of the liability for the same uncertain tax position, offset by $13,000 of income tax expense recorded for estimated penalties and interest associated with other uncertain tax positions.

Our statutory tax rate is 38.5% and consists of the federal income tax rate of 34% and the North Carolina state income tax rate of 4.5%, net of the federal benefit.

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of March 31, 2011, our principal sources of liquidity were cash and cash equivalents totaling $7.97 million, trade accounts receivable of $4.01 million, and short-term inventory of $6.16 million, as compared to cash and cash equivalents totaling $7.74 million, trade accounts receivable of $3.68 million, and short-term inventory of $6.31 million as of December 31, 2010. During the three months ended March 31, 2011, securities totaling $500,000 were called by issuers prior to their maturity dates, and we reinvested $496,000 of these proceeds in highly liquid, non-callable long-term U.S. government agency securities. We have classified these securities as held-to-maturity long-term assets on our consolidated balance sheets due to our positive intention and ability to hold the securities until their maturity dates. As of March 31, 2011, our net investment in long-term U.S. government agency securities was $1.01 million.

During the three months ended March 31, 2011, our working capital increased by approximately $243,000 to $17.26 million from $17.02 million at December 31, 2010. As described more fully below, the increase in working capital at March 31, 2011 is primarily attributable to improved cash position, increases in trade accounts receivable and interest receivable, and a decrease in accrued expenses and other liabilities, offset in part by decreases in income tax receivable and prepaid expenses and other assets, a smaller allocation of inventory to short-term, and an increase in trade accounts payable.

During the three months ended March 31, 2011, $491,000 of cash was provided by operations. Receipt of an income tax receivable of $113,000, a net decrease in inventory of $578,000, a decrease in prepaid expenses and other assets of $35,000, and an increase in trade accounts payable of $146,000 were the primary drivers of positive cash flow, more than offsetting our net loss of $236,000 that includes $240,000 of non-cash expenses, an increase in trade accounts receivable of $288,000, and a net decrease in accrued liabilities of $92,000. Inventories decreased primarily due to sales in excess of production of loose jewels and finished jewelry, as we are currently limiting production of loose jewels and have sold a substantial portion of the finished jewelry produced in prior years in addition to new jewelry styles produced in the current year. Accounts payable increased primarily as a result of the timing of costs incurred but not yet paid as of March 31, 2011 associated with (i) the manufacture of finished jewelry, and (ii) legal, tax, and audit professional services fees that are typically the highest in the first quarter of the fiscal year. Accounts receivable increased primarily due to sales that occurred late in the quarter and extended customer payment terms that we offer from time to time that may not immediately increase liquidity as a result of current-period sales.

We manufactured approximately $364,000 in finished jewelry, including the purchase of precious metals and labor in connection with jewelry production, during the three months ended March 31, 2011. We expect our purchases of precious metals and labor to increase as we increase our finished jewelry business. Historically, our raw material inventories of SiC crystals had been purchased under exclusive supply agreements with a limited number of suppliers. Because the supply agreements restricted the sale of these crystals exclusively to us, the suppliers negotiated minimum purchase commitments with us that, when combined with our reduced sales, have resulted in levels of inventories that are higher than we might otherwise maintain. We did not make any purchases of raw material inventory during the three months ended March 31, 2011. As of March 31, 2011, $30.62 million of our inventories were classified as long-term assets. Finished jewelry that we manufacture will utilize the finished good loose jewels currently on hand and, as we deplete certain shapes and sizes, our on-hand raw material SiC crystals of $6.52 million are expected to meet our replenishment needs. As a result, we do not anticipate the need to purchase raw material SiC crystals for the foreseeable future until our strategic initiatives gain significant traction.

Our Amended and Restated Exclusive Supply Agreement with Cree, or the Cree Exclusive Supply Agreement, for the supply of SiC crystals expires in July 2015. In connection with the Cree Exclusive Supply Agreement, we have committed to purchase from Cree a minimum of 50%, by dollar volume, of our raw material SiC crystal requirements. If our orders require Cree to expand beyond specified production levels, we must commit to purchase certain minimum quantities. As of March 31, 2011, we had no outstanding purchase commitments under the Cree Exclusive Supply Agreement.

We received payment in February 2011 of a $113,000 income tax receivable. We did not make any income tax payments during the three months ended March 31, 2011 due to our loss position and our net operating loss carryforwards. As of March 31, 2011, we had approximately $1.01 million of remaining federal income tax credits, $666,000 of which expire between 2012 and 2029 and the balance without an expiration, which can be carried forward to offset future income taxes. As of March 31, 2011, we also had a federal operating loss carryforward available to reduce future taxable income of approximately $4.59 million expiring between 2020 and 2026, which can be used to offset future federal taxable income, and a North Carolina tax net operating loss carryforward of approximately $10.84 million expiring between 2015 and 2025, which can be offset against future state taxable income.

In November 2009, our Board of Directors authorized a repurchase program for up to 1,000,000 shares of our common stock through August 12, 2010. On August 9, 2010, our Board of Directors authorized the extension of this program for an additional 12 months to August 12, 2011. Repurchases can be made in the open market or in privately negotiated transactions. We expect to use available cash to finance these purchases and will determine the timing and amount of stock repurchases based on our evaluation of market conditions, the market price of our common stock, and management’s assessment of our liquidity and cash flow needs. During the three months ended March 31, 2011, we repurchased no shares, and there remain 958,330 shares of our common stock approved for repurchase under the repurchase program.

We believe that our existing cash and cash equivalents and other working capital, together with future cash expected to be provided by operating activities, will be sufficient to meet our working capital and capital expenditure needs over the next 12 months. Our future capital requirements and the adequacy of available funds will depend on many factors, including our rate of sales growth, the expansion of our sales and marketing activities, the timing and extent of precious metals and labor purchases in connection with jewelry production to support our new finished jewelry business, the timing of capital expenditures, and risk factors described in more detail in “Risk Factors” in this report and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010. Also, we may make investments in, or acquisitions of, complementary businesses, which could also require us to seek additional equity or debt financing.

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

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. During the three months ended March 31, 2011, we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 1A.	Risk Factors

We discuss in our Annual Report on Form 10-K for the year ended December 31, 2010 various risks that may materially affect our business. There have been no material changes to such risks.

Item 6.	Exhibits

The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description
10.1
Third Amendment to Lease Agreement, dated January 1, 2011, by and between Raleigh Flex Owner I, LLC and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the year ended December 31, 2010)

10.2	Board Compensation Program, effective March 16, 2011 (incorporated herein by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the year ended December 31, 2010)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARLES & COLVARD, LTD.

	By:	/s/ Randy N. McCullough
May 12, 2011		Randy N. McCullough
President and Chief Executive Officer

	By:	/s/ Timothy L. Krist
May 12, 2011		Timothy L. Krist
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1
Third Amendment to Lease Agreement, dated January 1, 2011, by and between Raleigh Flex Owner I, LLC and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the year ended December 31, 2010)

10.2	Board Compensation Program, effective March 16, 2011 (incorporated herein by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the year ended December 31, 2010)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002