Form 10-Q
period 2011-06-30
CHARLES & COLVARD LTD
filed 2011-08-12
CIK 1015155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q
_________________
(Mark One)
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

As of August 8, 2011, there were approximately 19,573,038 shares of the registrant’s common stock, no par value per share, outstanding.

CHARLES & COLVARD, LTD.

FORM 10-Q
For the Quarterly Period Ended June 30, 2011

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$6,058,696	$7,736,044
Accounts receivable, net	4,171,090	3,679,141
Interest receivable	6,747	6,163
Income tax receivable	-	113,030
Inventory, net	4,883,809	6,306,875
Prepaid expenses and other assets	407,274	343,137
Total current assets	15,527,616	18,184,390
Long-term assets:
Held-to-maturity investments	3,509,016	1,018,551
Inventory, net	31,249,310	31,075,626
Property and equipment, net	801,727	377,352
Patent and license rights, net	238,126	252,542
Other assets	13,746	1,990
Total long-term assets	35,811,925	32,726,061
TOTAL ASSETS	$51,339,541	$50,910,451

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$792,120	$542,084
Accrued cooperative advertising	421,000	314,000
Accrued expenses and other liabilities	182,330	308,653
Total current liabilities	1,395,450	1,164,737
Long-term liabilities:
Accrued income taxes	972,323	937,414
Total liabilities	2,367,773	2,102,151
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value	53,150,590	53,113,608
Additional paid-in capital – stock-based compensation	7,277,876	6,811,688
Accumulated deficit	(11,456,698)	(11,116,996)
Total shareholders’ equity	48,971,768	48,808,300
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$51,339,541	$50,910,451

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	$2,994,280	$3,328,629	$5,971,836	$6,182,304
Costs and expenses:
Cost of goods sold	1,296,635	1,399,264	2,625,156	2,458,245
Sales and marketing	551,981	575,015	1,233,266	1,161,613
General and administrative	1,133,403	1,021,802	2,318,375	2,045,467
Research and development	30,958	8,993	43,506	50,850
Total costs and expenses	3,012,977	3,005,074	6,220,303	5,716,175
(Loss) income from operations	(18,697)	323,555	(248,467)	466,129
Other income (expense):
Interest income	23,339	31,796	41,258	58,318
Interest expense	(250)	(1,089)	(262)	(1,765)
Loss on disposal of assets	(94,408)	-	(94,408)	-
Loss on call of long-term investments	-	-	(2,913)	-
Total other income (expense)	(71,319)	30,707	(56,325)	56,553
(Loss) income before income taxes	(90,016)	354,262	(304,792)	522,682
Income tax net (expense) benefit	(13,298)	(17,947)	(34,910)	112,018
Net (loss) income	$(103,314)	$336,315	$(339,702)	$634,700

Net (loss) income per common share:
Basic	$(0.01)	$0.02	$(0.02)	$0.03
Fully diluted	$(0.01)	$0.02	$(0.02)	$0.03

Weighted average number of shares used in computing net (loss) income per common share:
Basic	19,471,342	19,148,074	19,385,081	19,084,107
Fully diluted	19,471,342	19,409,154	19,385,081	19,321,801

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(339,702)	$634,700
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	87,735	65,401
Amortization of bond premium	2,247	6,632
Stock-based compensation	478,355	193,093
Provision for uncollectible accounts	78,985	20,000
Provision for sales returns	(32,000)	(25,000)
Provision for inventory reserves	(7,000)	(567,000)
Benefit for deferred income taxes	-	(102,443)
Loss on disposal of assets	94,408	-
Loss on call of long-term investments	2,913	-
Changes in assets and liabilities:
Accounts receivable	(538,934)	(1,539,375)
Interest receivable	(584)	(22,542)
Income tax receivable	113,030	-
Note receivable	-	54,627
Inventory	1,256,382	1,553,494
Prepaid expenses and other assets, net	(75,893)	(131,780)
Accounts payable	250,036	188,320
Accrued cooperative advertising	107,000	310,500
Accrued income taxes	34,909	(9,575)
Other accrued liabilities, net	(126,323)	1,785
Net cash provided by operating activities	1,385,564	630,837

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(581,669)	(66,519)
Purchases of long-term investments	(4,745,625)	(5,056,990)
Proceeds from call of long-term investments	2,250,000	-
Patent and license rights costs	(10,433)	(10,038)
Net cash used in investing activities	(3,087,727)	(5,133,547)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock option exercises	24,815	165,398
Net cash provided by financing activities	24,815	165,398

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,677,348)	(4,337,312)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,736,044	7,405,685
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,058,696	$3,068,373

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$262	$1,765

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

Basis of Presentation and Principles of Consolidation - The accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, the unaudited statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2011.

The condensed consolidated financial statements as of and for the three and six months ended June 30, 2011 and 2010 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of December 31, 2010 is derived from the audited financial statements as of that date. The accompanying statements should be read in conjunction with the audited financial statements and related notes, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 31, 2011 (the “2010 Annual Report”).

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary in Hong Kong, Charles & Colvard (HK) Ltd., which became a dormant entity in the second quarter of 2009 and the operations of which ceased in 2008. All intercompany accounts have been eliminated.

Significant Accounting Policies - In the opinion of the Company’s management, the significant accounting policies used for the three and six months ended June 30, 2011 are consistent with those used for the year ended December 31, 2010. Accordingly, please refer to the 2010 Annual Report for the Company’s significant accounting policies.

Use of Estimates - The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates impacting the Company’s consolidated financial statements relate to valuation and classification of inventories, accounts receivable reserves, deferred tax assets and valuation allowances, uncertain tax positions, stock-based compensation, and cooperative advertising. Actual results could differ materially from those estimates.

Reclassifications - Certain amounts in the prior year’s condensed consolidated financial statements have been reclassified to conform to the current year presentation.

Recently Adopted/Issued Accounting Pronouncements – Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. In May 2011, the Financial Accounting Standards Board (“FASB”) issued new U.S. GAAP guidance to change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”). This guidance also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The new guidance is effective for interim and annual reporting periods ending on or after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Comprehensive Income (Topic 220): Presentation of Comprehensive Income. In June 2011, the FASB issued new U.S. GAAP guidance that changes the requirements for the presentation of other comprehensive income, eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity, among other things. This guidance requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance is effective for interim periods and annual reporting periods beginning after December 15, 2011 and should be applied retrospectively. Since the update only requires a change in presentation, the adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

The Company evaluates the performance of its segments based on net sales and segment gross profit, or the excess of product sales over segment cost of goods sold. Segment cost of goods sold is defined as product cost of goods sold excluding non-capitalized expenses from the Company’s manufacturing and production control departments, comprising personnel costs, depreciation, rent, utilities, and corporate overhead allocations; freight out; manufacturing and physical inventory variances; inventory valuation allowance adjustments; and costs of quality issues and damaged goods. Accordingly, also excluded from the Company’s segment performance measures are operating expenses, comprising sales and marketing, general and administrative, and research and development expenses; interest; and taxes.

Summary information by segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Loose jewels
Net sales	$2,472,971	$2,718,812	$5,040,124	$5,394,172
Segment cost of goods sold	807,603	1,121,458	1,661,914	2,038,729
Segment gross profit	$1,665,368	$1,597,354	$3,378,210	$3,355,443

Finished jewelry
Net sales	$521,309	$609,817	$931,712	$788,132
Segment cost of goods sold	274,241	666,165	519,603	837,121
Segment gross profit (loss)	$247,068	$(56,348)	$412,109	$(48,989)

A reconciliation of the Company’s segment cost of goods sold to cost of goods sold as reported in the condensed consolidated financial statements is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Segment cost of goods sold	$1,081,844	$1,787,623	$2,181,517	$2,875,850
Non-capitalized manufacturing and production control expenses	182,199	71,595	338,128	125,594
Freight out	13,767	11,471	33,158	22,729
Inventory variances and valuation adjustments	11,008	(473,747)	58,852	(569,747)
Costs of quality issues and damaged goods	7,817	2,322	13,501	3,819
Cost of goods sold	$1,296,635	$1,399,264	$2,625,156	$2,458,245

The Company’s inventories by segment are as follows:

	June 30, 2011	December 31, 2010
Loose jewels
Raw materials	$6,474,366	$6,700,628
Work-in-process	2,309,041	2,132,910
Finished goods	23,532,901	25,384,397
Finished goods on consignment	591,359	558,149
Totals	$32,907,667	$34,776,084

Finished jewelry
Raw materials	$212,943	$292,611
Work-in-process	87,920	69,276
Finished goods	2,221,890	1,483,787
Finished goods on consignment	566,265	635,117
Totals	$3,089,018	$2,480,791

Supplies inventories of approximately $136,000 and $126,000 at June 30, 2011 and December 31, 2010, respectively, included in finished goods inventories in the consolidated financial statements are omitted from inventories by segment because they are used in both product lines and are not maintained separately.

The Company recognizes sales by geographic area based on the country in which the customer is based. A portion of the Company’s international sales represents products sold internationally that may be re-imported to United States (“U.S.”) retailers. The following presents certain data by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales
United States	$1,964,668	$1,824,342	$3,354,311	$3,470,747
International	1,029,612	1,504,287	2,617,525	2,711,557
Totals	$2,994,280	$3,328,629	$5,971,836	$6,182,304

	June 30, 2011	December 31, 2010
Property and equipment, net
United States	$801,727	$377,352
International	-	-
Totals	$801,727	$377,352

	June 30, 2011	December 31, 2010
Patent and license rights, net
United States	$78,083	$80,864
International	160,043	171,678
Totals	$238,126	$252,542

4.	INVESTMENTS

Investments consist of long-term U.S. government agency securities carried at amortized cost using the effective interest method. The Company classifies its marketable securities as held-to-maturity based upon management’s positive intention and ability to hold these securities until their maturity dates.

The following table summarizes information about held-to-maturity investments at June 30, 2011:

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
U.S. government agency securities	$3,509,016	$28,109	$3,537,125

As of June 30, 2011, the estimated fair value of the investments was greater than the amortized cost. Because management intends to hold the investments until their maturity dates, this unrealized gain was not recorded in the consolidated financial statements.

The maturities of held-to-maturity investments at June 30, 2011 were as follows:

	After 2 Years through 3 Years	After 3 Years through 4 Years	After 4 Years through 5 Years	Total
U.S. government agency securities	$1,013,024	$2,000,000	$495,992	$3,509,016

5.	FAIR VALUE MEASUREMENTS

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

The Company evaluates assets and liabilities subject to fair value measurements on a recurring and non-recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by the Company. The instruments identified as subject to fair value measurements on a recurring basis are cash and cash equivalents, trade accounts receivable, held-to-maturity investments, trade accounts payable, and accrued expenses. All instruments other than held-to-maturity investments are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments. The estimated fair value of the Company’s held-to-maturity investments as of June 30, 2011 utilized Level 2 inputs of similar investments traded on active securities exchanges.

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

6.	INVENTORIES

The Company’s total inventories, net of reserves, consisted of the following as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Raw materials	$6,687,309	$6,993,239
Work-in-process	2,396,961	2,202,186
Finished goods	25,891,225	26,993,810
Finished goods on consignment	1,157,624	1,193,266
Totals	$36,133,119	$37,382,501

Short-term portion	$4,883,809	$6,306,875
Long-term portion	31,249,310	31,075,626
Totals	$36,133,119	$37,382,501

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

Obsolescence is not a factor in the Company’s loose jewel inventory valuation. The Company’s jewels do not degrade over time and inventory generally consists of the shapes and sizes most commonly used in the jewelry industry. In addition, the majority of jewel inventory is not mounted in finished jewelry settings and is therefore not subject to fashion trends. The Company has very small market penetration in the worldwide jewelry market, and the Company has the exclusive right in the U.S. through mid-2015 and in many other countries through mid-2016 to produce and sell created SiC for use in jewelry applications. In view of the foregoing factors, management has concluded that no excess or obsolete loose jewel inventory reserve requirements existed as of June 30, 2011. Finished jewelry is more fashion oriented and subject to styling trends that could render certain designs obsolete. In 2010, the Company began manufacturing finished jewelry featuring moissanite, the majority of which consists of such basic designs as stud earrings, solitaire and three-stone rings, pendants, and bracelets that tend not to be subject to significant obsolescence risk due to their classic styling. In addition, the Company manufactures small individual quantities of designer-inspired fashion jewelry as part of its sample line that are used in the selling process to its wholesale customers. Typically in the jewelry industry, slow-moving or discontinued lines are sold as closeouts in alternative sales channels. The Company reviews the finished jewelry inventory on an ongoing basis for any lower of cost or market and obsolescence issues and has concluded that no such finished jewelry inventory reserve requirements relating to the Company’s new line of finished jewelry products existed as of June 30, 2011.

Periodically, the Company ships finished goods inventory to customers on consignment terms. Under these terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. Finished goods on consignment at June 30, 2011 and December 31, 2010 are net of a reserve of $11,000 and $15,000, respectively, to allow for certain loose jewels and finished jewelry on consignment with customers that may not be returned or may be returned in a condition that does not meet the Company’s current grading standards.

Total net loose jewel inventories at June 30, 2011 and December 31, 2010, including inventory on consignment net of reserves, were $32.91 million and $34.78 million, respectively. The loose jewel inventories at June 30, 2011 include an inventory reserve for shrinkage, or jewels on review with prospective customers and vendors that may not be returned to the Company, of $12,000. Loose jewel inventories at June 30, 2011 and December 31, 2010 also include an inventory reserve for recuts, or the projected material loss resulting from the recutting of damaged jewels into smaller loose jewels to remove the damage, of $45,000 and $36,000, respectively.

Jewelry inventories consist primarily of finished goods, a portion of which the Company acquired as part of the

January 2009 settlement agreement with a former manufacturer customer to reduce the outstanding receivable to the Company. Due to the lack of a plan to market this inventory at that time, a jewelry inventory reserve was established to reduce the majority of the jewelry inventory value to scrap value, or the amount the Company would expect to obtain by melting the gold in the jewelry and returning to loose-jewel finished goods inventory those jewels that meet grading standards. This scrap reserve has declined as the associated jewelry is sold down, with a balance of $392,000 and $496,000 at June 30, 2011 and December 31, 2010, respectively. Because the finished jewelry the Company began manufacturing in 2010 after it entered that business was made pursuant to an operational plan to market and sell the inventory, it is not subject to this reserve. The finished jewelry inventories at June 30, 2011 also include an inventory reserve for shrinkage, or jewelry on review with prospective customers and vendors that may not be returned to the Company, of $61,000 and an inventory reserve for jewelry in need of repair of $19,000. Total net jewelry inventories at June 30, 2011 and December 31, 2010, including inventory on consignment net of reserves and including new jewelry manufactured by the Company since entering the finished jewelry business in 2010, were $3.09 million and $2.48 million, respectively.

The need for adjustments to inventory reserves is evaluated on a period-by-period basis.

7.	INCOME TAXES

During 2008, the Company recorded a valuation allowance against certain deferred tax assets. Due to continued uncertainty over sufficient future taxable income to fully utilize these deferred tax assets, the Company did not record an income tax benefit for the losses incurred during the three and six months ended June 30, 2011. In addition, due to the full valuation allowance on operating loss carryforwards recorded in prior years, the Company also did not recognize an income tax expense associated with pretax income during the three and six months ended June 30, 2010. Until such time that the uncertainty is overcome, the Company does not expect to recognize income tax expense or benefit for operating income or loss, respectively, in future periods.

The Company recognized approximately $13,000 and $18,000 of income tax expense for the three months ended June 30, 2011 and 2010, respectively, and approximately $35,000 of income tax expense for the six months ended June 30, 2011 for estimated tax, penalties, and interest associated with uncertain tax positions. A net income tax benefit of approximately $112,000 was recognized for the six months ended June 30, 2010, consisting of an approximate $143,000 income tax benefit comprising a $102,000 reduction of a deferred tax asset valuation allowance to offset liabilities associated with an uncertain tax position and a $41,000 reduction of the liability for the same uncertain tax position, offset in part by approximately $31,000 in income tax expense for estimated tax, penalties, and interest associated with uncertain tax positions.

8.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

In March 2004, the Company entered into a seven-year lease, beginning in August 2004, for approximately 16,500 square feet of mixed-use space from an unaffiliated third party at a base cost with escalations throughout the lease term plus additional common-area expenses based on the Company’s proportionate share of the lessor’s operating costs. The lease provided for two rent holidays, during which no rent was payable, and a moving allowance. In January 2011, the Company amended the lease effective January 1, 2011 to extend the term through January 2017 in exchange for a reduced rental rate and 50% rent abatement in the first 12 months of the extended term. The amended lease includes 3% annual rent escalations and a one-time option to terminate the lease effective as of July 31, 2014. The Company recognizes rent expense on a straight-line basis, giving consideration to the rent holidays, the moving allowance paid to the Company, and the rent abatement. At the Company’s option, the amended lease can be extended for one five-year period. As of June 30, 2011, the Company’s future minimum payments under this operating lease were $764,000.

Rent expense for the three months ended June 30, 2011 and 2010 was approximately $48,000 and $55,000, respectively. Rent expense for the six months ended June 30, 2011 and 2010 was approximately $94,000 and $110,000, respectively.

Purchase Commitments

On June 6, 1997, the Company entered into an amended and restated exclusive supply agreement with Cree, Inc. (“Cree”). The exclusive supply agreement had an initial term of ten years that was extended in January 2005 to July

2015. In connection with the amended and restated exclusive supply agreement, the Company has committed to purchase from Cree a minimum of 50%, by dollar volume, of its raw material SiC crystal requirements. If the Company’s orders require Cree to expand beyond specified production levels, the Company must commit to purchase certain minimum quantities. There exist no outstanding purchase commitments under the amended and restated exclusive supply agreement as of June 30, 2011.

9.	STOCK-BASED COMPENSATION

The following table summarizes the components of the Company’s stock-based compensation included in net income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Employee stock options	$53,176	$14,305	$162,948	$47,355
Consultant stock options	17,691	-	56,552	-
Restricted stock awards	188,145	71,303	258,855	145,738
Income tax benefit	(74,628)	(25,771)	(114,354)	(52,674)
Totals	$184,384	$59,837	364,001	$140,419

Due to the Company’s valuation allowance against deferred tax assets, all of the above income tax benefit was reserved as of June 30, 2011. No stock-based compensation was capitalized as a cost of inventory during the three and six months ended June 30, 2011 and 2010.

Stock Options - The following is a summary of the stock option activity for the six months ended June 30, 2011:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2010	660,450	$1.97
Granted	168,440	$3.28
Exercised	(13,486)	$1.84
Forfeited	(15,310)	$1.61
Expired	(19,055)	$11.01
Outstanding, June 30, 2011	781,039	$2.04

The weighted average grant date fair value of stock options granted during the six months ended June 30, 2011 was $2.31. The total fair value of stock options that vested during the six months ended June 30, 2011 was approximately $172,000. The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions for stock options granted during the six months ended June 30, 2011:

Dividend yield	0.0%
Expected volatility	90.3%
Risk-free interest rate	2.07%
Expected lives (years)	5.0

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

The following table summarizes information about stock options outstanding at June 30, 2011:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Balance as of 6/30/2011	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 6/30/2011	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 6/30/2011	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
781,039	8.19	$2.04	357,280	7.27	$2.35	733,987	8.13	$2.04

As of June 30, 2011, the unrecognized stock-based compensation expense related to unvested stock options was approximately $471,000, which is expected to be recognized over a weighted average period of approximately 27 months.

The aggregate intrinsic value of stock options outstanding, exercisable, and vested or expected to vest at June 30, 2011 was approximately $873,000, $403,000, and $835,000, respectively. This amount is before applicable income taxes and represents the closing market price of the Company’s common stock at June 30, 2011 less the grant price, multiplied by the number of stock options that have a grant price that is less than the closing market price. This amount represents the amount that would have been received by the optionees had these stock options been exercised on that date. During the three and six months ended June 30, 2011, the aggregate intrinsic value of options exercised was approximately $400 and $20,000, respectively.

Restricted Stock - The following is a summary of the restricted stock activity for the six months ended June 30, 2011:

	Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2010	108,512	$2.35
Granted	278,866	$2.91
Vested	(147,989)	$2.49
Canceled	-	$-
Unvested, June 30, 2011	239,389	$2.92

As of June 30, 2011, the unrecognized stock-based compensation expense related to unvested restricted stock was approximately $646,000, which is expected to be recognized over a weighted average period of approximately 32 months.

Dividends - The Company has not paid any cash dividends in the current year through June 30, 2011.

10.	NET (LOSS) INCOME PER COMMON SHARE

Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the periods. Fully diluted net (loss) income per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. Common equivalent shares consist of stock options that are computed using the treasury stock method.

The following table reconciles the differences between the basic and fully diluted earnings per share presentations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net (loss) income	$(103,314)	$336,315	$(339,702)	$634,700

Denominator:
Weighted average common shares outstanding:
Basic	19,471,342	19,148,074	19,385,081	19,084,107
Stock options	-	261,080	-	237,694
Fully diluted	19,471,342	19,409,154	19,385,081	19,321,801

Net (loss) income per common share:
Basic	$(0.01)	$0.02	$(0.02)	$0.03
Fully diluted	$(0.01)	$0.02	$(0.02)	$0.03

For the three and six months ended June 30, 2011 and 2010, stock options to purchase approximately 781,000 and 306,000 shares, respectively, were excluded from the computation of fully diluted net (loss) income per common share because the exercise price of the stock options was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to net (loss) income per common share.

11.	MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments, and trade accounts receivable. The Company maintains cash, cash equivalents, and investments with high-quality financial institutions and invests in low-risk securities, primarily money market funds or long-term U.S. government agency obligations. At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurable limits. The Company has never experienced any losses related to these balances. All of the Company’s non-interest bearing cash balances were fully insured at June 30, 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning in 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and the Company’s non-interest bearing cash balances may again exceed federally insured limits. Interest-bearing amounts on deposit in excess of FDIC insurable limits at June 30, 2011 approximated $4.66 million.

Trade receivables potentially subject the Company to credit risk. The Company’s standard customer payment terms on trade receivables are generally between 30 and 90 days, though it may offer extended terms not to exceed 12 months from time to time. The Company believes its competitors and other vendors in the jewelry industry have also expanded their use of extended payment terms and, in aggregate, the Company believes that by expanding its use of extended payment terms, it has provided a competitive response in its market and that its net sales have been favorably impacted. The Company is unable to estimate the impact of this program on its net sales, but if it ceased providing extended payment terms in select instances, the Company believes it would not be competitive for some customers in the marketplace and that its net sales and profits would likely decrease. The Company extends credit to its customers based upon a number of factors, including an evaluation of the customer’s financial condition and credit history, the customer’s payment history with the Company, the customer’s reputation in the trade, and/or an evaluation of the Company’s opportunity to introduce its moissanite jewels or finished jewelry featuring moissanite to new or expanded markets. Collateral is not generally required from customers. The need for an allowance for doubtful accounts is determined based upon factors surrounding the credit risk of specific customers, historical trends, and other information. Through the date of this filing, the Company has not experienced any significant accounts receivable write-offs related to revenue arrangements with extended payment terms.

As of June 30, 2011, three customers accounted for 24%, 22%, and 21% of trade accounts receivable, respectively. As of December 31, 2010, five customers accounted for 30%, 24%, 13%, 13%, and 12% of trade accounts receivable, respectively.

A significant portion of sales is derived from certain customer relationships. The following is a summary of customers that represent greater than or equal to 10% of total gross sales for the three and six months ended June 30, 2011:

	Three Months Ended June 30,
	2011	2010
Customer A	17%	13%
Customer B	14%	1%
Customer C	10%	-
Customer D	-	27%
Customer E	-	25%

	Six Months Ended June 30,
	2011	2010
Customer A	17%	17%
Customer B	19%	9%
Customer D	-	15%
Customer E	-	14%

12.	SUBSEQUENT EVENTS

On July 26, 2011, the Company learned that BetterThanDiamond.com requested that the U.S. Patent and Trademark Office (“USPTO”) conduct an ex parte re-examination of the Company’s U.S. Patent No. 5,723,391 (the “ ‘391 Patent”) for manufacturing silicon carbide gemstones based on claims of prior art. The ‘391 Patent may be re-examined only if the USPTO finds that the information provided in the request raises “a substantial new question of patentability.” The USPTO’s determination of this issue is based solely on the information provided in the request and must be completed within three months. The Company firmly believes that the ‘391 Patent is valid and enforceable and is committed to vigorously defending the ‘391 Patent. Notwithstanding the ‘391 Patent, the Company’s exclusive supply agreement with Cree for the supply of gem-quality SiC crystals required to fashion moissanite jewels extends through mid-2015.

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

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future. You should be aware that although the forward-looking statements included in this report represent management’s current judgment and expectations, our actual results may differ materially from those projected, stated, or implied in these forward-looking statements as a result of many factors including, but not limited to, the following:

•	Our future financial performance depends upon increased consumer acceptance and growth of sales of our products resulting from our strategic initiatives.
•	We are currently substantially dependent on a limited number of distributors, jewelry manufacturers, and retailers for the sale of our products.
•	Though we have openly communicated our intentions with our current customers regarding our finished jewelry business, some of our customers may potentially perceive us as a competitor.
•	Our business and our results of operations could be materially adversely affected as a result of general economic and market conditions, including the current economic environment.
•	We expect to remain dependent upon Cree, Inc., or Cree, for the supply of our silicon carbide, or SiC, crystals for the foreseeable future.
•	We face intense competition in the worldwide jewelry industry.

•	The financial difficulties or insolvency of one or more of our major customers could adversely affect results.
•	We are subject to certain risks due to our international distribution channels and vendors.
•	Sales of moissanite jewelry could be dependent upon the pricing of precious metals, which is beyond our control.
•	We rely upon our ability to protect our intellectual property.
•	Governmental regulation and oversight might adversely impact our operations.
•	Some anti-takeover provisions of our charter documents, agreements, and plans may delay or prevent a takeover of our company.
•	If we fail to evaluate, implement, and integrate strategic opportunities successfully, our business may suffer.

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

Our management team, in place since the second half of 2009, has resolved significant legacy issues of the past, repaired and strengthened key customer relationships, and returned us to a more stable financial condition. We are continuing to place our full focus on strategic initiatives to drive the business forward and achieve new levels of success through long-term sustainable growth. In 2010, we established a finished jewelry line of business in addition to our loose jewel business, which we began managing as a separate operating segment in the first quarter of 2011. We believe our finished jewelry business allows us to have more control over the end product and relationships with consumers, as well as provide incremental sales and gross profit dollars due to the higher price points of finished jewelry containing moissanite relative to the loose jewels only. To that end, we are focusing on the following critical aspects of our strategic plan during 2011:

•
Developing brand strategies - Our goal is to build multiple brands around the moissanite jewel and finished jewelry collections in attractive and desirable designs featuring larger center stones that leverage moissanite’s point of differentiation. We believe branding will allow us to increase consumer awareness, which we expect to help drive sales and develop consumer brand recognition and loyalty. In July 2011, we received a Notice of Allowance from the United States Patent and Trademark Office, or USPTO, that approved our application for the trademark “Forever Brilliant.” We intend to market our highest quality moissanite jewels under this trademark as a premier brand to differentiate from other grades of our moissanite as well as moissanite sold by potential competitors in the future. We are currently developing a marketing campaign to feature Forever Brilliant® in trade magazines with collateral support for our distribution customers, which we expect to launch in the fourth quarter of 2011. We are also pursuing the development of finished jewelry brands under leading designers, beginning with our recent engagement of Judy Evans. Ms. Evans has over 17 design awards, including a 2011 First Place Spectrum Award for an earring design, and was recently named as one of the top 10 jewelry designers in the world by United Brands. We believe the combination of Ms. Evans’ talents in the area of fine and fashion jewelry and the unique qualities of our moissanite jewel will result in highly desirable finished jewelry designs that will help us to build brand recognition and increase consumer awareness of our products.

•
Launching our direct-to-consumer e-commerce website - Our new e-commerce website, www.moissanite.com, was initially launched in beta mode in May 2011. After substantial feedback from our beta test group, we recognized the need for more seasoned talent to bring this initiative to market. In June 2011, we hired Craig Laing as our Vice President, E-commerce & Marketing. Mr. Laing, a results-focused professional with over 15 years’ experience in leading multi-channel marketing, sales, and operations teams, led our efforts to re-design the website over a six-week period. The website was re-launched in beta mode in July 2011 and has a projected go-live date of later in the third quarter of 2011. We are also planning future enhancements to the website, including improved images, expanded jewelry assortment, cross-sale and up-sale functionality, social media connectivity, custom packaging, gift messages and gift wrapping, user reviews and ratings, and designer sections. We believe this critical initiative will not only add to our top-line revenues in a significant manner, but will also play a key role in our campaign to increase overall consumer awareness of moissanite.

•
Launching our home party business - With the assistance of our outside consultant, who has substantial experience in the development and execution of home party businesses, we continue to invest considerable time and resources in developing jewelry lines, brands, and associated collateral materials for our new home party direct sales channel. Interest from the public and our investors has been very positive regarding this initiative, and a number of volunteers have offered to host test parties in a variety of cities across the United States. We have made considerable progress in developing a home party brand with over 200 exclusive jewelry products blending fashion and fine moissanite jewelry, a 24-page catalog, and various collateral materials to support test marketing that we expect to conduct towards the end of the third quarter or early in the fourth quarter of 2011. Assuming a successful test of the concept, we currently plan to launch the home party business in late fourth quarter of 2011 or early first quarter of 2012. We believe this venture will provide significant future sales growth and play a key role in our campaign to increase overall consumer awareness of moissanite.

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

As we execute our strategy to build and reinvest in the business, expenses and investment of cash will be required ahead of the revenue streams we expect in the future, and this may result in some unprofitable quarters as we experienced during the first and second quarters of 2011. However, one of our primary goals is to maintain positive cash flow each quarter to protect our cash position, and we were successful in generating $1.39 million in cash flow from operations during the six months ended June 30, 2011. We will continue to diligently focus on cost containment and monitor our cash burn rate as we grow the business.

Our total net sales for the six months ended June 30, 2011 of $5.97 million were 3% less than total net sales during the same period of 2010. Wholesale loose jewel sales comprised 84% of our total net sales and decreased 7% to approximately $5.04 million, compared with approximately $5.39 million in the same period of 2010. Finished jewelry sales comprised 16% of our total net sales and increased 18% to approximately $932,000, compared with approximately $788,000 in the same period of 2010. Both loose jewel sales and finished jewelry sales for the six months ended June 30, 2011 were impacted by two significant non-recurring sales in the second quarter of 2010:  a one-time $889,000 loose-jewel sale to an international customer and a $337,000 close-out finished jewelry sale to a domestic customer. Excluding the effect of these sales transactions, all other loose jewel, finished jewelry, and total net sales increased during the first half of 2011 versus the same period in 2010, which indicates that recurring loose jewel and finished jewelry sales to our ongoing customer base are growing as we execute our strategies to expand our sales channels and build consumer awareness of moissanite in the marketplace.

Operating expenses increased $337,000, or 10%, for the six months ended June 30, 2011 when compared with the same period of 2010 due primarily to compensation costs, travel expenses, and professional services that we incurred in growing the business. We incurred a net loss of $340,000, or $0.02 per share, for the six months ended June 30, 2011, primarily due to the increase in operating expenses, combined with a lower gross profit resulting from higher manufacturing overhead charged to cost of goods sold and a greater sales mix of finished jewelry that yields a lower markup on precious metals and labor. We also incurred a loss on disposal of assets of $94,000, representing prior capitalized manufacturing software modifications to our current enterprise resource planning system that were abandoned in favor of improved jewelry-specific manufacturing software that we are implementing.

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

Results of Operations

The following table sets forth certain consolidated statements of operations data for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	$2,994,280	$3,328,629	$5,971,836	$6,182,304
Costs and expenses:
Cost of goods sold	1,296,635	1,399,264	2,625,156	2,458,245
Sales and marketing	551,981	575,015	1,233,266	1,161,613
General and administrative	1,133,403	1,021,802	2,318,375	2,045,467
Research and development	30,958	8,993	43,506	50,850
Total costs and expenses	3,012,977	3,005,074	6,220,303	5,716,175
(Loss) income from operations	(18,697)	323,555	(248,467)	466,129
Other income (expense):
Interest income	23,339	31,796	41,258	58,318
Interest expense	(250)	(1,089)	(262)	(1,765)
Loss on disposal of assets	(94,408)	-	(94,408)	-
Loss on call of long-term investments	-	-	(2,913)	-
Total other income (expense)	(71,319)	30,707	(56,325)	56,553
(Loss) income before income taxes	(90,016)	354,262	(304,792)	522,682
Income tax net (expense) benefit	(13,298)	(17,947)	(34,910)	112,018
Net (loss) income	$(103,314)	$336,315	$(339,702)	$634,700

Net Sales

Net sales for the three and six months ended June 30, 2011 and 2010 comprise the following:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2011	2010	Dollars	Percent	2011	2010	Dollars	Percent
Loose jewels	$2,472,971	$2,718,812	$(245,841)	-9%	$5,040,124	$5,394,172	$(354,048)	-7%
Finished jewelry	521,309	609,817	(88,508)	-15%	931,712	788,132	143,580	18%
Total net sales	$2,994,280	$3,328,629	$(334,349)	-10%	$5,971,836	$6,182,304	$(210,468)	-3%

Net sales were $2.99 million for the three months ended June 30, 2011 compared to $3.33 million for the three months ended June 30, 2010, a decrease of $334,000, or 10%. Net sales were $5.97 million for the six months ended June 30, 2011 compared to $6.18 million for the six months ended June 30, 2010, a decrease of $210,000, or 3%. In the second quarter of 2011, carat sales of loose moissanite jewels and moissanite jewels mounted in finished jewelry decreased 12% to approximately 23,000 carats from approximately 26,000 carats in the second quarter of 2010. For the six months ended June 30, 2011, carat sales of loose moissanite jewels and moissanite jewels mounted in finished jewelry decreased 2% to approximately 46,000 carats from approximately 47,000 carats in the same period of 2010.

Sales of loose jewels represented 83% and 84% of total net sales for the three and six months ended June 30, 2011, respectively, compared to 82% and 87% of total net sales for the corresponding periods of the prior year. For the three months ended June 30, 2011, loose jewel sales were $2.47 million compared to $2.72 million for the three months ended June 30, 2010, a decrease of $246,000, or 9%. For the six months ended June 30, 2011, loose jewel sales were $5.04 million compared to $5.39 million for the six months ended June 30, 2010, a decrease of $354,000, or 7%. These decreases were primarily attributable to a one-time $889,000 loose-jewel sale to an international customer in the second quarter of 2010 that did not recur in the second quarter of 2011. Excluding this sale, all other loose jewel sales increased during the three and six months ended June 30, 2011 over the corresponding periods of the prior year as a result of sales growth among our ongoing customer base as we execute our strategies to expand our sales channels and build consumer awareness of moissanite in the marketplace. In the second quarter of 2011, the average selling price per carat for our sales of loose jewels decreased 14% from the second quarter of 2010. For the six months ended June 30, 2011, the average selling price per carat for our sales of loose jewels decreased 11% from the same period in 2010. These decreases primarily resulted from special pricing that we extended during the three and six months ended June 30, 2011 to support customers expanding their moissanite businesses.

Sales of finished jewelry represented 17% and 16% of total net sales for the three and six months ended June 30, 2011, respectively, compared to 18% and 13% of total net sales for the corresponding periods of the prior year. For the three months ended June 30, 2011, finished jewelry sales were $521,000 compared to $610,000 for the three months ended June 30, 2010, a decrease of $89,000, or 15%. For the six months ended June 30, 2011, finished jewelry sales were $932,000 compared to $788,000 for the six months ended June 30, 2010, an increase of $144,000, or 18%. We had a $337,000 sale of close-out finished jewelry to a domestic customer in the second quarter of 2010 that did not recur in the second quarter of 2011. Excluding this sale, all other finished jewelry sales increased substantially during the three and six months ended June 30, 2011 over the corresponding periods of the prior year. Our continued focus on expansion into the finished jewelry business that we began in 2010 through the creation of new sales channels is producing results, as reflected by the high level of success with finished moissanite jewelry experienced by our televised home shopping network retailers and greater customer acceptance of our basic and designer-inspired fashion lines of jewelry products.

United States, or U.S., net sales accounted for approximately 66% and 55% of total net sales during the three months ended June 30, 2011 and 2010, respectively, and approximately 56% of total net sales during each of the six months ended June 30, 2011 and 2010. U.S. net sales and carat shipments, which do not include shipments of consigned inventory, increased by 8% and 19%, respectively, for the three months ended June 30, 2011 as compared to the same period of 2010; and decreased by 3% and increased by 3%, respectively, for the six months ended June 30, 2011 as compared to the same period of 2010. U.S. sales increased during the three months ended June 30, 2011 over the corresponding period of the previous year primarily as a result of higher finished jewelry sales to our televised home shopping network retailers and the timing of restocking orders from our two largest U.S. distributor customers. U.S. sales decreased during the six months ended June 30, 2011 from the corresponding period of the previous year primarily as a result of several significant loose jewel and finished jewelry sales to a new U.S. distributor launching its moissanite business in the first half of 2010 and timing of restocking orders from several of our larger U.S. distributor customers.

Our two largest U.S. customers during the three months ended June 30, 2011 accounted for 17% and 10%, respectively, of our total sales compared to 13% and 0% during the same period of 2010. A third U.S. customer accounted for 25% of our total sales during the three months ended June 30, 2010 but did not account for a significant percentage of our total sales during the same period of 2011. Our largest U.S. customer during the six months ended June 30, 2011 accounted for 17% of our total sales compared to 17% during the same period of 2010. A second U.S. customer accounted for 14% of our total sales during the six months ended June 30, 2010 but did not account for a significant percentage of our total sales during the same period of 2011. No additional U.S. customers accounted for more than 10% of total sales during the three and six months ended June 30, 2011 or 2010. We expect that we will remain dependent on our ability, and that of our largest customers, to maintain and enhance retail programs. A change in or loss of any of these customer or retailer relationships could have a material adverse effect on our results of operations.

International net sales accounted for approximately 34% and 45% of total net sales during the three months ended June 30, 2011 and 2010, respectively, and approximately 44% of total net sales during each of the six months ended June 30, 2011 and 2010. International net sales and carat shipments, which do not include shipments of consigned inventory, decreased by 32% and 36%, respectively, for the three months ended June 30, 2011 as compared to the same period of 2010; and decreased by 3% and 4%, respectively, for the six months ended June 30, 2011 as compared to the same period of 2010. International sales decreased primarily as a result of a significant one-time sale of loose jewels to a Russian customer in the second quarter of 2010, offset in part by increased sales to new and existing customers primarily in India and the United Kingdom.

Our largest international customer during the three months ended June 30, 2011 accounted for 14% of our total sales compared to 1% during the same period of 2010. A second international customer accounted for 27% of our total sales during the three months ended June 30, 2010 but did not account for a significant percentage of our total sales during the same period of 2011. Our largest international customer during the six months ended June 30, 2011 accounted for 19% of our total sales compared to 9% during the same period of 2010. A second international customer accounted for 15% of our total sales during the six months ended June 30, 2010 but did not account for a significant percentage of our total sales during the same period of 2011. No additional international customers accounted for more than 10% of total sales during the three and six months ended June 30, 2011 or 2010. A portion of our international sales represents products sold internationally that may be re-imported to U.S. retailers. Our top three international distributors by sales volume during the three and six months ended June 30, 2011 were located in India, Hong Kong, and the United Kingdom.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2011	2010	Dollars	Percent	2011	2010	Dollars	Percent
Cost of goods sold	$1,296,635	$1,399,264	$(102,629)	-7%	$2,625,156	$2,458,245	$166,911	7%

Cost of goods sold was $1.30 million for the three months ended June 30, 2011 compared to $1.40 million for the three months ended June 30, 2010, a decrease of $103,000, or 7%. Cost of goods sold was $2.63 million for the six months ended June 30, 2011 compared to $2.46 million for the six months ended June 30, 2010, an increase of $167,000, or 7%. Cost of goods sold is primarily composed of inventory sold during the period; inventory written off during the period due to ongoing quality reviews or through customer returns; salaries and benefits for personnel involved in preparing and shipping product to customers; an allocation of shared expenses such as rent, utilities, communication expenses, and depreciation related to preparing and shipping product to customers; and outbound freight charges.

Cost of goods sold decreased for the three months ended June 30, 2011 primarily due to lower sales during the period, offset in part by higher non-capitalized manufacturing and overhead expenses and a smaller net decrease in our inventory shrinkage, recut, repair, and scrap reserves of $28,000 compared to a net decrease in these reserves of $471,000 during the same period of 2010, which was attributable to greater increases in precious metal pricing and sell-down of finished jewelry subject to our scrap reserve. Cost of goods sold increased for the six months ended June 30, 2011 primarily due to a smaller net decrease in our inventory shrinkage, recut, repair, and scrap reserves of $7,000 compared to a net decrease in these reserves of $567,000 during the same period of 2010, which was attributable to greater increases in precious metal pricing and sell-down of finished jewelry subject to our scrap reserve, offset in part by higher non-capitalized manufacturing and overhead expenses and lower sales during the period.

Sales and Marketing

Sales and marketing expenses for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2011	2010	Dollars	Percent	2011	2010	Dollars	Percent
Sales and marketing	$551,981	$575,015	$(23,034)	-4%	$1,233,266	$1,161,613	$71,653	6%

Sales and marketing expenses were $552,000 for the three months ended June 30, 2011 compared to $575,000 for the three months ended June 30, 2010, a decrease of $23,000, or 4%. Sales and marketing expenses were $1.23 million for the six months ended June 30, 2011 compared to $1.16 million for the six months ended June 30, 2010, an increase of $72,000, or 6%.

The decrease in sales and marketing expenses for the three months ended June 30, 2011 compared to the same period in 2010 was primarily due to a $116,000 net decrease in direct and cooperative advertising expenses, offset in part by a $57,000 increase in consulting professional services associated with the development of our e-commerce and home parties sales channels, a $15,000 net increase in compensation costs, and a $17,000 increase in travel-related expenses resulting from new sales personnel and expanding business opportunities. Compensation costs increased primarily as a result of merit salary adjustments and new sales and marketing personnel added during the second quarter of 2011 of $29,000, commissions of $13,000, and stock-based compensation expense of $17,000, offset in part by decreases in bonus expense of $4,000, employee relocation costs of $1,000, employee insurance costs of $7,000, and allocations to other departments of $31,000.

The increase in sales and marketing expenses for the six months ended June 30, 2011 compared to the same period in 2010 was primarily due to a $117,000 net increase in compensation costs and a $37,000 increase in travel-related expenses resulting from new sales personnel and expanding business opportunities, offset in part by an $87,000 decrease in direct and cooperative advertising expenses. Compensation costs increased primarily as a result of merit salary adjustments and new sales and marketing personnel added during the first half of 2011 of $64,000, bonus expense of $7,000, commissions of $21,000, severance pay of $14,000, employee relocation costs of $7,000, stock-based compensation expense of $59,000, and payroll taxes of $13,000, offset in part by decreases in employee insurance costs of $5,000 and allocations to other departments of $64,000.

General and Administrative

General and administrative expenses for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2011	2010	Dollars	Percent	2011	2010	Dollars	Percent
General and administrative	$1,133,403	$1,021,802	$111,601	11%	$2,318,375	$2,045,467	$272,908	13%

General and administrative expenses were $1.13 million for the three months ended June 30, 2011 compared to $1.02 million for the three months ended June 30, 2010, an increase of $112,000, or 11%. General and administrative expenses were $2.32 million for the six months ended June 30, 2011 compared to $2.05 million for the six months ended June 30, 2010, an increase of $273,000, or 13%.

The increase in general and administrative expenses for the three months ended June 30, 2011 compared to the same period in 2010 was primarily due to a $98,000 net increase in compensation costs, a $10,000 increase in depreciation and amortization expense, a $39,000 increase in legal professional services, a $55,000 increase in investor and public relations professional services, a $10,000 increase in Board member compensation due to the addition of a Board seat, and a $17,000 increase in commercial insurance expense. These increases were offset in part by a $16,000 decrease in rent expense due to our renegotiated corporate headquarters lease and non-renewal of a corporate apartment lease, a $12,000 decrease in audit and tax professional services due to lower negotiated rates and the timing of work performed, a $71,000 decrease in consulting professional services due to the expiration of certain management and accounting consulting agreements, a $14,000 decrease in temporary labor, and a $10,000 decrease in bad debt expense associated with our allowance for doubtful accounts reserve policy, which estimates uncollectible accounts by aging category based on historical experience. Compensation costs increased primarily as a result of merit salary adjustments and new general and administrative personnel added during the second quarter of 2011 of $27,000, stock-based compensation expense of $148,000, and 401(k) employer match of $5,000, offset in part by decreases in bonus expense of $14,000, employee relocation costs of $13,000, and allocations to other departments of $54,000.

The increase in general and administrative expenses for the six months ended June 30, 2011 compared to the same period in 2010 was primarily due to a $124,000 net increase in compensation costs, an $11,000 increase in travel-related expenses associated with investor meetings, a $21,000 increase in depreciation and amortization expense, a $35,000 increase in legal professional services, a $16,000 increase in audit and tax professional services due to the timing of work performed, a $120,000 increase in investor and public relations professional services, a $56,000 increase in Board member compensation due to the addition of a Board seat, and a $60,000 increase in bad debt expense associated with our allowance for doubtful accounts reserve policy. These increases were offset in part by a $31,000 decrease in rent expense due to our renegotiated corporate headquarters lease and non-renewal of a corporate apartment lease, a $113,000 decrease in consulting professional services due to the expiration of certain management and consulting agreements, and a $7,000 decrease in commercial insurance expense. Compensation costs increased primarily as a result of merit salary adjustments and new general and administrative personnel added during the first half of 2011 of $35,000, stock-based compensation expense of $183,000, payroll taxes of $13,000, and 401(k) employer match of $12,000, offset in part by decreases in bonus expense of $34,000, employee relocation costs of $9,000, and allocations to other departments of $77,000.

Research and Development

Research and development expenses for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2011	2010	Dollars	Percent	2011	2010	Dollars	Percent
Research and development	$30,958	$8,993	$21,965	244%	$43,506	$50,850	$(7,344)	-14%

Research and development expenses were $31,000 for the three months ended June 30, 2011 compared to $9,000 for the three months ended June 30, 2010, an increase of $22,000, or 244%. Research and development expenses were $44,000 for the six months ended June 30, 2011 compared to $51,000 for the six months ended June 30, 2010, a decrease of $7,000, or 14%.

The increase in research and development expenses for the three months ended June 30, 2011 compared to the same period in 2010 was primarily due to a $22,000 increase in compensation costs resulting from a lower allocation to general and administrative expenses. The decrease in research and development expenses for the six months ended June 30, 2011 compared to the same period in 2010 was due to a $7,000 decrease in consulting professional services due to the expiration of a research consulting agreement that terminated in December 2010.

Interest Income

Interest income for the three and six months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2011	2010	Dollars	Percent	2011	2010	Dollars	Percent
Interest income	$23,339	$31,796	$(8,457)	-27%	$41,258	$58,318	$(17,060)	-29%

Interest income was $23,000 for the three months ended June 30, 2011 compared to $32,000 for the three months ended June 30, 2010, a decrease of $8,000, or 27%. Interest income was $41,000 for the six months ended June 30, 2011 compared to $58,000 for the six months ended June 30, 2010, a decrease of $17,000, or 29%.

The decrease in interest income for the three and six months ended June 30, 2011 resulted primarily from holding more cash in lower-yielding savings accounts and reinvesting in U.S. government agency securities in 2011 that had lower yields than those earned on U.S. government agency securities held during the same periods of 2010.

Loss on Disposal of Assets

Loss on disposal of assets for the three and six months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2011	2010	Dollars	Percent	2011	2010	Dollars	Percent
Loss on disposal of assets	$94,408	$-	$94,408	-	$94,408	$-	$94,408	-

During the three months ended June 30, 2011, we identified jewelry-specific manufacturing software that we believe will improve our merchandising, production, and inventory efficiencies and reporting. Because our management decided to purchase and implement this software, prior capitalized manufacturing software modifications of approximately $94,000 to our current enterprise resource planning system were abandoned and recorded as a loss on disposal of assets for the three and six months ended June 30, 2011.

Provision for Income Taxes

During 2008, we recorded a valuation allowance against certain deferred tax assets. Due to continued uncertainty over sufficient future taxable income to fully utilize these deferred tax assets, we did not record an income tax benefit for the losses incurred during the three and six months ended June 30, 2011. In addition, due to the full valuation allowance on operating loss carryforwards recorded in prior years, we also did not recognize an income tax expense associated with pretax income during the three and six months ended June 30, 2010. Until such time that the uncertainty is overcome, we do not expect to recognize income tax expense or benefit for operating income or loss, respectively, in future periods.

We recognized approximately $13,000 and $18,000 of income tax expense for the three months ended June 30, 2011 and 2010, respectively, and approximately $35,000 of income tax expense for the six months ended June 30, 2011 for estimated tax, penalties, and interest associated with uncertain tax positions. A net income tax benefit of approximately $112,000 was recognized for the six months ended June 30, 2010, consisting of an approximate $143,000 income tax benefit comprising a $102,000 reduction of a deferred tax asset valuation allowance to offset liabilities associated with an uncertain tax position and a $41,000 reduction of the liability for the same uncertain tax position, offset in part by approximately $31,000 in income tax expense for estimated tax, penalties, and interest associated with uncertain tax positions.

Our statutory tax rate is 38.5% and consists of the federal income tax rate of 34% and the North Carolina state income tax rate of 4.5%, net of the federal benefit.

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of June 30, 2011, our principal sources of liquidity were cash and cash equivalents totaling $6.06 million, trade accounts receivable of $4.17 million, and short-term inventory of $4.88 million, as compared to cash and cash equivalents totaling $7.74 million, trade accounts receivable of $3.68 million, and short-term inventory of $6.31 million as of December 31, 2010. We had $1.02 million of highly liquid U.S. government agency securities at December 31, 2010 that we classified as held-to-maturity long-term assets on our consolidated balance sheets due to our positive intention and ability to hold these securities until their maturity dates. During the six months ended June 30, 2011, we purchased an additional $4.75 million of highly liquid U.S. government agency securities at par or at a discount that we also classified as held-to-maturity long-term assets on our consolidated balance sheets. During the six months ended June 30, 2011, U.S. government agency securities totaling $2.25 million were called by issuers prior to their maturity dates, resulting in a net held-to-maturity investments balance at June 30, 2011 of $3.51 million.

During the six months ended June 30, 2011, our working capital decreased by approximately $2.89 million to $14.13 million from $17.02 million at December 31, 2010. As described more fully below, the decrease in working capital at June 30, 2011 is primarily attributable to decreased cash and cash equivalents resulting from purchases of long-term U.S. government agency securities, a decrease in income tax receivable, a smaller allocation of inventory to short-term, and an increase in trade accounts payable, offset in part by increases in trade accounts receivable and prepaid expenses and other assets and a decrease in accrued expenses and other liabilities.

During the six months ended June 30, 2011, $1.39 million of cash was provided by operations. Receipt of an income tax receivable of $113,000, a net decrease in inventory of $1.26 million, an increase in trade accounts payable of $250,000, and a net increase in accrued liabilities of $16,000 were the primary drivers of positive cash flow, more than offsetting our net loss of $340,000 that includes $706,000 of non-cash expenses, an increase in trade accounts receivable of $539,000, and an increase in prepaid expenses and other assets of $76,000. Inventories decreased primarily due to sales in excess of production of loose jewels and finished jewelry, as we are currently limiting production of loose jewels and have sold a substantial portion of the finished jewelry produced in prior years in addition to new jewelry styles produced in the current year. Accounts payable increased primarily as a result of the timing of costs incurred but not yet paid as of June 30, 2011 associated with the purchase of finished jewelry components. Accounts receivable increased primarily due to extended customer payment terms that we offer from time to time that may not immediately increase liquidity as a result of current-period sales. We believe our competitors and other vendors in the jewelry industry have also expanded their use of extended payment terms and, in aggregate, we believe that by expanding our use of extended payment terms, we have provided a competitive response in our market and that our net sales have been favorably impacted. We are unable to estimate the impact of this program on our net sales, but if we ceased providing extended payment terms in select instances, we believe we would not be competitive for some customers in the marketplace and that our net sales and profits would likely decrease. Through the date of this filing, we have not experienced any significant accounts receivable write-offs related to revenue arrangements with extended payment terms.

We manufactured approximately $142,000 in finished jewelry, including the purchase of precious metals and labor in connection with jewelry production, during the six months ended June 30, 2011. We expect our purchases of precious metals and labor to increase as we increase our finished jewelry business. Historically, our raw material inventories of SiC crystals had been purchased under exclusive supply agreements with a limited number of suppliers. Because the supply agreements restricted the sale of these crystals exclusively to us, the suppliers negotiated minimum purchase commitments with us that, when combined with our reduced sales, have resulted in levels of inventories that are higher than we might otherwise maintain. We did not make any purchases of raw material inventory during the six months ended June 30, 2011. As of June 30, 2011, $31.25 million of our inventories were classified as long-term assets. Finished jewelry that we manufacture will utilize the finished good loose jewels currently on hand and, as we deplete certain shapes and sizes, our on-hand raw material SiC crystals of $6.47 million are expected to meet our replenishment needs. As a result, we do not anticipate the need to purchase raw material SiC crystals for the foreseeable future until our strategic initiatives gain significant traction.

Our Amended and Restated Exclusive Supply Agreement with Cree, or the Cree Exclusive Supply Agreement, for the supply of SiC crystals expires in July 2015. In connection with the Cree Exclusive Supply Agreement, we have committed to purchase from Cree a minimum of 50%, by dollar volume, of our raw material SiC crystal requirements. If our orders require Cree to expand beyond specified production levels, we must commit to purchase certain minimum quantities. As of June 30, 2011, we had no outstanding purchase commitments under the Cree Exclusive Supply Agreement.

We received payment in February 2011 of a $113,000 income tax receivable. We did not make any income tax payments during the six months ended June 30, 2011 due to our loss position and our net operating loss carryforwards. As of June 30, 2011, we had approximately $1.01 million of remaining federal income tax credits, $666,000 of which expire between 2012 and 2029 and the balance without an expiration, which can be carried forward to offset future income taxes. As of June 30, 2011, we also had a federal operating loss carryforward available to reduce future taxable income of approximately $4.59 million expiring between 2020 and 2026, which can be used to offset future federal taxable income, and a North Carolina tax net operating loss carryforward of approximately $10.84 million expiring between 2015 and 2025, which can be offset against future state taxable income.

In November 2009, our Board of Directors authorized a repurchase program for up to 1,000,000 shares of our common stock. The Board of Directors authorized an extension of the program in August 2010, and on August 9, 2011, the Board authorized a further extension of the program through August 12, 2012. Repurchases can be made in the open market or in privately negotiated transactions. We expect to use available cash to finance these purchases and will determine the timing and amount of stock repurchases based on our evaluation of market conditions, the market price of our common stock, and management’s assessment of our liquidity and cash flow needs. During the six months ended June 30, 2011, we repurchased no shares, and there remained 958,330 shares of our common stock approved for repurchase under the repurchase program. As of August 8, 2011, we have repurchased an aggregate of 64,913 shares, and there remained 935,087 shares of our common stock approved for repurchase under the repurchase program.

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

Recent Developments

On July 26, 2011, we learned that BetterThanDiamond.com requested that the USPTO conduct an ex parte re-examination of the Company’s U.S. Patent No. 5,723,391, or the ‘391 Patent, for manufacturing silicon carbide gemstones based on claims of prior art. The ‘391 Patent may be re-examined only if the USPTO finds that the information provided in the request raises “a substantial new question of patentability.” The USPTO’s determination of this issue is based solely on the information provided in the request and must be completed within three months. We firmly believe that the ‘391 Patent is valid and enforceable, and we are committed to vigorously defending the ‘391 Patent. Notwithstanding the ‘391 Patent, the Cree Exclusive Supply Agreement for the supply of gem-quality SiC crystals required to fashion moissanite jewels extends through mid-2015.

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

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. During the three months ended June 30, 2011, we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 1A.	Risk Factors

We discuss in our Annual Report on Form 10-K for the year ended December 31, 2010 various risks that may materially affect our business. Except as set forth below, there have been no material changes to such risks.

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

Our former South Korean patent is no longer valid as a result of a ruling by the South Korean Patent Court, and there can be no assurance that we will not incur similar outcomes in other jurisdictions in the future. For example, on July 26, 2011, we learned that BetterThanDiamond.com requested that the USPTO conduct an ex parte re-examination of our ‘391 Patent for manufacturing silicon carbide gemstones based on claims of prior art. If the USPTO were to grant the re-examination request and then determine that some or all of the claims in the ‘391 Patent are invalid, our business, financial condition, and results of operations could be negatively impacted. Regardless of the outcome of this request, a re-examination of the ‘391 Patent could result in substantial legal expenses and could divert our management’s time and attention away from our business operations.

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

Item 5.	Other Information

On August 9, 2011, our Board of Directors authorized the extension of our share repurchase program for an additional 12 months. The program, which was originally authorized on November 13, 2009, now authorizes us to repurchase up to 1,000,000 shares of our common stock until August 12, 2012 in open market or in privately negotiated transactions. We expect to use available cash to finance these purchases and will determine the timing and amount of stock repurchases based on our evaluation of market conditions, the market price of our common stock, and management’s assessment of our liquidity and cash flow needs. We have no obligation to repurchase shares under the program and the program may be suspended or terminated at any time. As of August 8, 2011, 935,087 shares of our common stock remain available for repurchase under the program.

Item 6.	Exhibits

The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description
3.1	Bylaws of Charles & Colvard, Ltd., as amended and restated effective May 19, 2011 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, as filed with the SEC on May 24, 2011)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Charles & Colvard, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARLES & COLVARD, LTD.

	By:	/s/ Randy N. McCullough
August 12, 2011		Randy N. McCullough
President and Chief Executive Officer

	By:	/s/ Timothy L. Krist
August 12, 2011		Timothy L. Krist
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Bylaws of Charles & Colvard, Ltd., as amended and restated effective May 19, 2011 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, as filed with the SEC on May 24, 2011)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Charles & Colvard, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.