Form 10-Q
period 2011-09-30
CHARLES & COLVARD LTD
filed 2011-11-14
CIK 1015155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q
_________________
(Mark One)
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

As of November 8, 2011, there were approximately 19,461,402 shares of the registrant’s common stock, no par value per share, outstanding.

CHARLES & COLVARD, LTD.

FORM 10-Q
For the Quarterly Period Ended September 30, 2011

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$4,389,667	$7,736,044
Accounts receivable, net	3,461,515	3,679,141
Interest receivable	17,309	6,163
Income tax receivable	-	113,030
Inventory, net	5,448,380	6,306,875
Prepaid expenses and other assets	258,663	343,137
Total current assets	13,575,534	18,184,390
Long-term assets:
Held-to-maturity investments	5,007,928	1,018,551
Inventory, net	31,139,308	31,075,626
Property and equipment, net	985,965	377,352
Patent and license rights, net	249,075	252,542
Other assets	13,746	1,990
Total long-term assets	37,396,022	32,726,061
TOTAL ASSETS	$50,971,556	$50,910,451

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$710,990	$542,084
Accrued cooperative advertising	348,000	314,000
Accrued expenses and other liabilities	206,552	308,653
Total current liabilities	1,265,542	1,164,737
Long-term liabilities:
Accrued income taxes	729,141	937,414
Total liabilities	1,994,683	2,102,151
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value	52,852,340	53,113,608
Additional paid-in capital – stock-based compensation	7,471,576	6,811,688
Accumulated deficit	(11,347,043)	(11,116,996)
Total shareholders’ equity	48,976,873	48,808,300
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$50,971,556	$50,910,451

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$2,891,109	$3,002,608	$8,862,945	$9,184,912
Costs and expenses:
Cost of goods sold	819,309	1,089,600	3,444,465	3,547,845
Sales and marketing	1,005,600	504,305	2,238,866	1,665,918
General and administrative	1,191,857	1,130,070	3,510,232	3,175,537
Research and development	28,476	12,979	71,982	63,829
Total costs and expenses	3,045,242	2,736,954	9,265,545	8,453,129
(Loss) income from operations	(154,133)	265,654	(402,600)	731,783
Other income (expense):
Interest income	21,062	28,715	62,320	87,033
Interest expense	(456)	(880)	(718)	(2,645)
Loss on disposal of assets	-	-	(94,408)	-
Loss on call of long-term investments	-	-	(2,913)	-
Total other income (expense)	20,606	27,835	(35,719)	84,388
(Loss) income before income taxes	(133,527)	293,489	(438,319)	816,171
Income tax net benefit	243,182	218,463	208,272	330,481
Net income (loss)	$109,655	$511,952	$(230,047)	$1,146,652

Net income (loss) per common share:
Basic	$0.01	$0.03	$(0.01)	$0.06
Fully diluted	$0.01	$0.03	$(0.01)	$0.06

Weighted average number of shares used in computing net income (loss) per common share:
Basic	19,540,214	19,261,941	19,437,360	19,144,036
Fully diluted	19,791,217	19,515,550	19,437,360	19,392,644

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(230,047)	$1,146,652
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	201,340	99,130
Amortization of bond premium	3,335	10,390
Stock-based compensation	686,945	273,357
Provision for uncollectible accounts	300,985	410,000
Provision for sales returns	(45,000)	(88,000)
Provision for inventory reserves	(138,000)	(694,000)
Benefit for deferred income taxes	-	(102,443)
Loss on disposal of assets	94,408	-
Loss on call of long-term investments	2,913	-
Changes in assets and liabilities:
Accounts receivable	(38,359)	(2,501,285)
Interest receivable	(11,146)	(37,756)
Income tax receivable	113,030	(113,030)
Note receivable	-	54,627
Inventory	932,813	2,152,504
Prepaid expenses and other assets, net	72,718	(98,243)
Accounts payable	168,906	30,427
Accrued cooperative advertising	34,000	373,000
Accrued income taxes	(208,273)	(115,008)
Other accrued liabilities	(102,101)	51,120
Net cash provided by operating activities	1,838,467	851,442

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(865,942)	(92,643)
Purchases of long-term investments	(6,245,625)	(5,056,990)
Proceeds from call of long-term investments	2,250,000	750,000
Patent and license rights costs	(34,952)	(33,638)
Net cash used in investing activities	(4,896,519)	(4,433,271)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock option exercises	46,872	178,135
Share repurchases	(335,197)	-
Net cash (used in) provided by financing activities	(288,325)	178,135

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,346,377)	(3,403,694)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,736,044	7,405,685
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,389,667	$4,001,991

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$718	$2,645

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	DESCRIPTION OF BUSINESS

Charles & Colvard, Ltd. (the “Company”), a North Carolina corporation founded in 1995, manufactures, markets, and distributes Charles & Colvard Created Moissanite® jewels (hereinafter referred to as moissanite or moissanite jewels) and finished jewelry featuring moissanite for sale in the worldwide jewelry market. Moissanite, also known by its chemical name of silicon carbide (“SiC”), is a rare mineral first discovered in a meteor crater. Because naturally occurring SiC crystals are too small for commercial use, larger crystals must be grown in a laboratory. Leveraging its advantage of being the sole source worldwide of created moissanite jewels, the Company’s strategy is to establish itself with reputable, high-quality, and sophisticated brands and to position moissanite as an affordable, luxurious alternative to other gemstones, such as diamond. The Company believes this is possible due to moissanite’s exceptional brilliance, fire, luster, durability, and rarity like no other jewel available on the market. The Company sells loose moissanite jewels and finished jewelry at wholesale to distributors, manufacturers, and retailers and, through its wholly owned operating subsidiaries Moissanite.com, LLC and Charles & Colvard Direct, LLC, at retail to end consumers.

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation - The accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, the unaudited statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2011.

The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2011 and 2010 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of December 31, 2010 is derived from the audited financial statements as of that date. The accompanying statements should be read in conjunction with the audited financial statements and related notes, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 31, 2011 (the “2010 Annual Report”).

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Moissanite.com, LLC; Charles & Colvard Direct, LLC; and Charles & Colvard (HK) Ltd., the Company’s Hong Kong subsidiary that became a dormant entity in the second quarter of 2009 and the operations of which ceased in 2008. All intercompany accounts have been eliminated.

Significant Accounting Policies - In the opinion of the Company’s management, the significant accounting policies used for the three and nine months ended September 30, 2011 are consistent with those used for the year ended December 31, 2010. Accordingly, please refer to the 2010 Annual Report for the Company’s significant accounting policies.

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

The Company manages its business primarily by its product lines. Accordingly, the Company determined its two operating and reporting segments to be loose jewels and finished jewelry. The accounting policies of these segments are the same as those described in Note 2, “Basis of Presentation and Significant Accounting Policies,” of this Quarterly Report on Form 10-Q and in the Notes to Consolidated Financial Statements in the 2010 Annual Report.

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

Summary information by segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Loose jewels
Net sales	$2,209,049	$2,833,170	$7,249,173	$8,227,342
Segment cost of goods sold	562,476	935,246	2,224,390	2,973,975
Segment gross profit	$1,646,573	$1,897,924	$5,024,783	$5,253,367

Finished jewelry
Net sales	$682,060	$169,438	$1,613,772	$957,570
Segment cost of goods sold	222,684	107,416	742,287	944,537
Segment gross profit	$459,376	$62,022	$871,485	$13,033

A reconciliation of the Company’s segment cost of goods sold to cost of goods sold as reported in the condensed consolidated financial statements is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Segment cost of goods sold	$785,160	$1,042,662	$2,966,677	$3,918,512
Non-capitalized manufacturing and production control expenses	235,252	112,600	573,380	238,194
Freight out	14,255	10,280	47,413	33,009
Inventory variances and valuation adjustments	(220,834)	(127,000)	(161,982)	(696,747)
Costs of quality issues and damaged goods	5,476	51,058	18,977	54,877
Cost of goods sold	$819,309	$1,089,600	$3,444,465	$3,547,845

The Company’s net inventories by segment are as follows:

	September 30, 2011	December 31, 2010
Loose jewels
Raw materials	$6,466,973	$6,700,628
Work-in-process	2,157,707	2,132,910
Finished goods	22,831,736	25,384,397
Finished goods on consignment	643,639	558,149
Totals	$32,100,055	$34,776,084

Finished jewelry
Raw materials	$217,022	$292,611
Work-in-process	179,061	69,276
Finished goods	3,112,022	1,483,787
Finished goods on consignment	851,530	635,117
Totals	$4,359,635	$2,480,791

Supplies inventories of approximately $128,000 and $126,000 at September 30, 2011 and December 31, 2010, respectively, included in finished goods inventories in the consolidated financial statements are omitted from inventories by segment because they are used in both product lines and are not maintained separately.

The Company recognizes sales by geographic area based on the country in which the customer is based. A portion of the Company’s international sales represents products sold internationally that may be re-imported to United States (“U.S.”) retailers. The following presents certain data by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales
United States	$1,808,602	$1,904,846	$5,162,913	$5,375,593
International	1,082,507	1,097,762	3,700,032	3,809,319
Totals	$2,891,109	$3,002,608	$8,862,945	$9,184,912

	September 30, 2011	December 31, 2010
Property and equipment, net
United States	$985,965	$377,352
International	-	-
Totals	$985,965	$377,352

	September 30, 2011	December 31, 2010
Patent and license rights, net
United States	$72,773	$80,864
International	176,302	171,678
Totals	$249,075	$252,542

4.	INVESTMENTS

Investments consist of long-term U.S. government agency securities carried at amortized cost using the effective interest method. The Company classifies its marketable securities as held-to-maturity based upon management’s positive intention and ability to hold these securities until their maturity dates.

The following table summarizes information about held-to-maturity investments at September 30, 2011:

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
U.S. government agency securities	$5,007,928	$38,149	$5,046,077

As of September 30, 2011, the estimated fair value of the investments was greater than the amortized cost. Because management intends to hold the investments until their maturity dates, this unrealized gain was not recorded in the consolidated financial statements.

The maturities of held-to-maturity investments at September 30, 2011 were as follows:

	After 2 Years through 3 Years	After 3 Years through 4 Years	After 4 Years through 5 Years	Total
U.S. government agency securities	$1,511,715	$2,250,000	$1,246,213	$5,007,928

5.	FAIR VALUE MEASUREMENTS

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

The Company evaluates assets and liabilities subject to fair value measurements on a recurring and non-recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by the Company. The instruments identified as subject to fair value measurements on a recurring basis are cash and cash equivalents, trade accounts receivable, held-to-maturity investments, trade accounts payable, and accrued expenses. All instruments other than held-to-maturity investments are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments. The estimated fair value of the Company’s held-to-maturity investments as of September 30, 2011 utilized Level 2 inputs of similar investments traded on active securities exchanges.

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

6.	INVENTORIES

The Company’s total inventories, net of reserves, consisted of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Raw materials	$6,683,995	$6,993,239
Work-in-process	2,336,768	2,202,186
Finished goods	26,469,756	27,489,810
Finished goods on consignment	1,506,169	1,193,266
Less inventory reserves	(409,000)	(496,000)
Totals	$36,587,688	$37,382,501

Short-term portion	$5,448,380	$6,306,875
Long-term portion	31,139,308	31,075,626
Totals	$36,587,688	$37,382,501

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

Obsolescence is not a factor in the Company’s loose jewel inventory valuation. The Company’s jewels do not degrade over time and inventory generally consists of the shapes and sizes most commonly used in the jewelry industry. In addition, the majority of jewel inventory is not mounted in finished jewelry settings and is therefore not subject to fashion trends. The Company has very small market penetration in the worldwide jewelry market, and the Company has the exclusive right in the U.S. through mid-2015 and in many other countries through mid-2016 to produce and sell created SiC for use in jewelry applications. In view of the foregoing factors, management has concluded that no excess or obsolete loose jewel inventory reserve requirements existed as of September 30, 2011. Finished jewelry is more fashion oriented and subject to styling trends that could render certain designs obsolete. In 2010, the Company began manufacturing finished jewelry featuring moissanite, the majority of which consists of such basic designs as stud earrings, solitaire and three-stone rings, pendants, and bracelets that tend not to be subject to significant obsolescence risk due to their classic styling. In addition, the Company manufactures small individual quantities of designer-inspired fashion jewelry as part of its sample line that are used in the selling process to its wholesale customers. Typically in the jewelry industry, slow-moving or discontinued lines are sold as closeouts in alternative sales channels. The Company reviews the finished jewelry inventory on an ongoing basis for any lower of cost or market and obsolescence issues and has concluded that no such finished jewelry inventory reserve requirements relating to the Company’s new line of finished jewelry products existed as of September 30, 2011.

Periodically, the Company ships finished goods inventory to customers on consignment terms. Under these terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. Finished goods on consignment at September 30, 2011 and December 31, 2010 are net of a reserve of $11,000 and $15,000, respectively, to allow for certain loose jewels and finished jewelry on consignment with customers that may not be returned or may be returned in a condition that does not meet the Company’s current grading standards.

Total net loose jewel inventories at September 30, 2011 and December 31, 2010, including inventory on consignment net of reserves, were $32.10 million and $34.78 million, respectively. The loose jewel inventories at September 30, 2011 include an inventory reserve for shrinkage, or jewels on review with prospective customers and vendors that may not be returned to the Company, of $14,000. Loose jewel inventories at September 30, 2011 and December 31, 2010 also include an inventory reserve for recuts, or the projected material loss resulting from the recutting of damaged jewels into smaller loose jewels to remove the damage, of $52,000 and $36,000, respectively.

Jewelry inventories consist primarily of finished goods, a portion of which the Company acquired as part of the January 2009 settlement agreement with a former manufacturer customer to reduce the outstanding receivable to the Company. Due to the lack of a plan to market this inventory at that time, a jewelry inventory reserve was established to reduce the majority of the jewelry inventory value to scrap value, or the amount the Company would expect to obtain by melting the gold in the jewelry and returning to loose-jewel finished goods inventory those jewels that meet grading standards. This scrap reserve has declined as the associated jewelry is sold down, with a balance of $299,000 and $496,000 at September 30, 2011 and December 31, 2010, respectively. Because the finished jewelry the Company began manufacturing in 2010 after it entered that business was made pursuant to an operational plan to market and sell the inventory, it is not subject to this reserve. The finished jewelry inventories at September 30, 2011 also include an inventory reserve for jewelry in need of repair of $33,000. Total net jewelry inventories at September 30, 2011 and December 31, 2010, including inventory on consignment net of reserves and including new jewelry manufactured by the Company since entering the finished jewelry business in 2010, were $4.36 million and $2.48 million, respectively.

The need for adjustments to inventory reserves is evaluated on a period-by-period basis.

7.	INCOME TAXES

During 2008, the Company recorded a valuation allowance against certain deferred tax assets. Due to continued uncertainty over sufficient future taxable income to fully utilize these deferred tax assets, the Company did not record an income tax benefit for the pretax losses incurred during the three and nine months ended September 30, 2011. In addition, due to the full valuation allowance on operating loss carryforwards recorded in prior years, the Company also did not recognize an income tax expense associated with pretax income during the three and nine months ended September 30, 2010. Until such time that the uncertainty is overcome, the Company does not expect to recognize income tax expense or benefit for operating income or loss, respectively, in future periods.

The Company recognized an income tax net benefit of approximately $243,000 and $208,000 for the three and nine months ended September 30, 2011, respectively, compared to an income tax net benefit of approximately $218,000 and $330,000 for the three and nine months ended September 30, 2010, respectively.

During the three months ended September 30, 2011, the Company entered into a voluntary disclosure agreement with a taxing authority for which the Company had previously recorded a liability for an uncertain tax position. As a result of the agreement, the Company reduced its total recorded liabilities relating to uncertain tax positions by approximately $252,000 and recognized a corresponding income tax benefit. This benefit was offset by approximately $9,000 and $44,000 of income tax expense for estimated tax, penalties, and interest for other uncertain tax positions for the three and nine months ended September 30, 2011, respectively.

During the three and nine months ended September 30, 2010, the Company recognized approximately $18,000 and $49,000 of income tax expense, respectively, for estimated tax, penalties, and interest associated with uncertain tax positions.

During the three months ended September 30, 2010, the Company also recognized income tax benefits of approximately $102,000 from the reduction of a valuation allowance on operating loss carryforwards due to potential utilization of deferred tax assets, approximately $113,000 associated with federal tax refunds, and approximately $21,000 from the elimination of a deferred tax asset and associated uncertain tax position resulting from the carryback of operating losses to the 2004 and 2005 tax years. During the nine months ended September 30, 2010, the Company also recognized approximately $143,000 of additional income tax benefit, consisting of a $102,000 reduction of a deferred tax asset valuation allowance to offset liabilities associated with an uncertain tax position and a $41,000 reduction of the liability for the same uncertain tax position.

8.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

In March 2004, the Company entered into a seven-year lease, beginning in August 2004, for approximately 16,500 square feet of mixed-use space from an unaffiliated third party at a base cost with escalations throughout the lease term plus additional common-area expenses based on the Company’s proportionate share of the lessor’s operating costs. The lease provided for two rent holidays, during which no rent was payable, and a moving allowance. In January 2011, the Company amended the lease effective January 1, 2011 to extend the term through January 2017 in exchange for a reduced rental rate and 50% rent abatement in the first 12 months of the extended term. The amended lease includes 3% annual rent escalations and a one-time option to terminate the lease effective as of July 31, 2014. The Company recognizes rent expense on a straight-line basis, giving consideration to the rent holidays, the moving allowance paid to the Company, and the rent abatement. At the Company’s option, the amended lease can be extended for one five-year period. As of September 30, 2011, the Company’s future minimum payments under this operating lease were $748,000.

Rent expense for the three months ended September 30, 2011 and 2010 was approximately $58,000 and $44,000, respectively. Rent expense for the nine months ended September 30, 2011 and 2010 was approximately $152,000 and $154,000, respectively.

Purchase Commitments

On June 6, 1997, the Company entered into an amended and restated exclusive supply agreement with Cree, Inc. (“Cree”). The exclusive supply agreement had an initial term of ten years that was extended in January 2005 to July 2015. In connection with the amended and restated exclusive supply agreement, the Company has committed to purchase from Cree a minimum of 50%, by dollar volume, of its raw material SiC crystal requirements. If the Company’s orders require Cree to expand beyond specified production levels, the Company must commit to purchase certain minimum quantities. There exist no outstanding purchase commitments under the amended and restated exclusive supply agreement as of September 30, 2011.

9.	STOCK-BASED COMPENSATION

The following table summarizes the components of the Company’s stock-based compensation included in net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Employee stock options	$92,821	$16,164	$255,769	$63,519
Consultant stock options	23,083	-	79,635	-
Restricted stock awards	92,686	64,100	351,541	209,838
Income tax benefit	(41,973)	(23,168)	(156,327)	(75,842)
Totals	$166,617	$57,096	$530,618	$197,515

Due to the Company’s valuation allowance against deferred tax assets, all of the above income tax benefit was reserved as of September 30, 2011. No stock-based compensation was capitalized as a cost of inventory during the three and nine months ended September 30, 2011 and 2010.

Stock Options - The following is a summary of the stock option activity for the nine months ended September 30, 2011:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2010	660,450	$1.97
Granted	278,440	$2.96
Exercised	(32,585)	$1.44
Forfeited	(15,310)	$1.61
Expired	(19,968)	$10.62
Outstanding, September 30, 2011	871,027	$2.12

The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2011 was $2.07. The total fair value of stock options that vested during the nine months ended September 30, 2011 was approximately $239,000. The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions for stock options granted during the nine months ended September 30, 2011:

Dividend yield	0.0%
Expected volatility	90.7%
Risk-free interest rate	1.80%
Expected lives (years)	5.0

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

The following table summarizes information about stock options outstanding at September 30, 2011:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Balance as of 9/30/2011	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 9/30/2011	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 9/30/2011	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
871,027	8.29	$2.12	409,818	7.52	$2.26	819,545	8.23	$2.11

As of September 30, 2011, the unrecognized stock-based compensation expense related to unvested stock options was approximately $522,000, which is expected to be recognized over a weighted average period of approximately 27 months.

The aggregate intrinsic value of stock options outstanding, exercisable, and vested or expected to vest at September 30, 2011 was approximately $579,000, $316,000, and $561,000, respectively. This amount is before applicable income taxes and represents the closing market price of the Company’s common stock at September 30, 2011 less the grant price, multiplied by the number of stock options that have a grant price that is less than the closing market price. This amount represents the amount that would have been received by the optionees had these stock options been exercised on that date. During the three and nine months ended September 30, 2011, the aggregate intrinsic value of options exercised was approximately $26,000 and $46,000, respectively.

Restricted Stock - The following is a summary of the restricted stock activity for the nine months ended September 30, 2011:

	Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2010	108,512	$2.35
Granted	278,866	$2.91
Vested	(147,989)	$2.49
Canceled	-	$-
Unvested, September 30, 2011	239,389	$2.92

As of September 30, 2011, the unrecognized stock-based compensation expense related to unvested restricted stock was approximately $545,000, which is expected to be recognized over a weighted average period of approximately 31 months.

Dividends - The Company has not paid any cash dividends in the current year through September 30, 2011.

10.	NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the periods. Fully diluted net income (loss) per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. Common equivalent shares consist of stock options that are computed using the treasury stock method.

The following table reconciles the differences between the basic and fully diluted earnings per share presentations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net income (loss)	$109,655	$511,952	$(230,047)	$1,146,652

Denominator:
Weighted average common shares outstanding:
Basic	19,540,214	19,261,941	19,437,360	19,144,036
Stock options	251,003	253,609	-	248,608
Fully diluted	19,791,217	19,515,550	19,437,360	19,392,644

Net income (loss) per common share:
Basic	$0.01	$0.03	$(0.01)	$0.06
Fully diluted	$0.01	$0.03	$(0.01)	$0.06

For the three months ended September 30, 2011 and 2010, stock options to purchase approximately 461,000 and 294,000 shares, respectively, were excluded from the computation of fully diluted net income (loss) per common share because the exercise price of the stock options was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to net income (loss) per common share. For the nine months ended September 30, 2011 and 2010, stock options to purchase approximately 871,000 and 301,000 shares, respectively, were excluded from the computation of fully diluted net income (loss) per common share because the exercise price of the stock options was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to net income (loss) per common share.

11.	MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments, and trade accounts receivable. The Company maintains cash, cash equivalents, and investments with high-quality financial institutions and invests in low-risk securities, primarily money market funds or long-term U.S. government agency obligations. At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurable limits. The Company has never experienced any losses related to these balances. All of the Company’s non-interest bearing cash balances were fully insured at September 30, 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning in 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and the Company’s non-interest bearing cash balances may again exceed federally insured limits. Interest-bearing amounts on deposit in excess of FDIC insurable limits at September 30, 2011 approximated $2.85 million.

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

As of September 30, 2011, three customers accounted for 26%, 26%, and 22% of trade accounts receivable, respectively. As of December 31, 2010, five customers accounted for 30%, 24%, 13%, 13%, and 12% of trade accounts receivable, respectively.

A significant portion of sales is derived from certain customer relationships. The following is a summary of customers that represent greater than or equal to 10% of total sales for the three and nine months ended September 30, 2011:

	Three Months Ended September 30,
	2011	2010
Customer A	17%	38%
Customer B	18%	18%
Customer C	11%	-
Customer D	7%	11%

	Nine Months Ended September 30,
	2011	2010
Customer A	17%	24%
Customer E	14%	6%

12.	SUBSEQUENT EVENTS

On July 26, 2011, the Company learned that BetterThanDiamond.com requested that the U.S. Patent and Trademark Office (“USPTO”) conduct an ex parte re-examination of the Company’s U.S. Patent No. 5,723,391 (the “ ‘391 Patent”) for manufacturing silicon carbide gemstones based on claims of prior art. On October 5, 2011, the USPTO granted the re-examination request based on its finding that the information provided in the request raises “a substantial new question of patentability.” The Company firmly believes that the ‘391 Patent is valid and enforceable and is committed to vigorously defending the ‘391 Patent. Notwithstanding the ‘391 Patent, the exclusive supply agreement with Cree for the supply of gem-quality SiC crystals required to fashion moissanite jewels extends through mid-2015.

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

We sell our loose moissanite jewels at wholesale to some of the largest distributors and manufacturers in the world, which mount them into fine jewelry to be sold at retail outlets and via the Internet. We also sell loose moissanite jewels and finished jewelry at wholesale to retailers to be sold to end consumers and, beginning in the third quarter of 2011, we established direct-to-consumer e-commerce and home party sales channels through our wholly owned operating subsidiaries Moissanite.com, LLC and Charles & Colvard Direct, LLC, respectively. We believe the expansion of our sales channels to the jewelry trade and the end consumer with branded finished moissanite jewelry creates a more compelling consumer value proposition to drive increased demand.

We are continuing to place our full focus on strategic initiatives to drive the business forward and achieve new levels of success through long-term sustainable growth. In 2010, we established a finished jewelry line of business in addition to our loose jewel business, which we began managing as a separate operating segment in the first quarter of 2011. We believe our finished jewelry business allows us to have more control over the end product and relationships with consumers, as well as provide incremental sales and gross profit dollars due to the higher price points of finished jewelry containing moissanite relative to the loose jewels only. To that end, we are focusing on the following critical aspects of our strategic plan during 2011:

•
Developing brand strategies - Our goal is to build multiple brands around the moissanite jewel and finished jewelry collections in attractive and desirable designs featuring larger center stones that leverage moissanite’s point of differentiation. We believe branding will allow us to increase consumer awareness, which we expect to help drive sales and develop consumer brand recognition and loyalty. In July 2011, we received a Notice of Allowance from the United States Patent and Trademark Office, or USPTO, that approved our application for the trademark “Forever Brilliant.” We intend to market our highest quality moissanite jewels under this trademark as a premier brand to differentiate from other grades of our moissanite as well as moissanite sold by potential competitors in the future. In October 2011, we engaged the services of a prominent luxury jewelry brand strategy, positioning, and marketing firm to assist us with formulating a cohesive plan that encompasses Forever Brilliant® loose moissanite jewels, finished jewelry brands under leading designers, and our e-commerce and home party lines of business. One of our initial efforts, targeted for the fourth quarter of 2011, will be the introduction of branded finished jewelry designed by Judy Evans. Ms. Evans is a leading jewelry designer with over 17 design awards, including a 2011 First Place Spectrum Award for an earring design, and was recently named as one of the top 10 jewelry designers in the world by United Brands. We believe our efforts to position Forever Brilliant® as the best moissanite jewel available anywhere in the world, the engagement of a prominent brand-building firm to convey our message, and the introduction of designer finished jewelry brands will help us to build brand recognition and increase consumer awareness of our products.

•
Launching our direct-to-consumer e-commerce website - Our new direct-to-consumer e-commerce website, www.moissanite.com, went live to the public on August 23, 2011 and now operates under our wholly owned subsidiary, Moissanite.com, LLC. The site is built on the robust and scalable Magento e-commerce software platform, which powers websites for many of the world’s leading brands. Our focus in the third quarter of 2011 has been to improve site functionality by developing a more intuitive shopping experience through user interface, one-page shopping cart, single sign-on, and enhanced images. In the fourth quarter of 2011, our initiatives include (i) the addition of new features to the site, such as cross-sale and up-sale functionality, social media connectivity, custom packaging, gift messages and gift wrapping, user reviews and ratings, and designer sections; and (ii) the expansion of the site’s jewelry assortment through an exclusive agreement that is being finalized with one of the top jewelry manufacturers in the U.S., which will provide fulfillment of quality moissanite finished jewelry for our site only. We are also currently developing marketing campaigns designed to increase traffic and sales conversion ratios, and we have identified a firm that will facilitate the acceptance of international orders beginning in the fourth quarter of 2011. We believe our direct-to-consumer e-commerce sales channel will not only add to our top-line revenues in a significant manner, but will also play a key role in our campaign to increase overall consumer awareness of moissanite.

•
Launching our direct-to-consumer home party business - In the second quarter of 2011, we began testing a direct-to-consumer home party sales channel with the assistance of an outside consultant, who has substantial experience in the development and execution of home party businesses, and invested considerable time and resources in creating jewelry lines, brands, and associated collateral materials. The outcome of this effort was Lulu AvenueTM, a home party brand with over 200 quality jewelry products blending fashion and fine moissanite jewelry, a 24-page catalog, and various collateral materials that we began testing in August 2011 with home parties in six states. The sales and consumer response, including interest by party attendees in joining the business as independent sales representatives, throughout our test phase exceeded our projections and goals and, as a result, our Board of Directors approved a nationwide launch targeted for January 2012. In October 2011, we hired the outside consultant who assisted with the development of the home party sales channel as General Manager of our new wholly owned subsidiary, Charles & Colvard Direct, LLC, under which Lulu AvenueTM will operate. During the remainder of 2011, our current plan is to continue soliciting feedback through test parties to further refine the model prior to our national launch while putting in place the necessary personnel, systems, inventory, packaging, and marketing collateral. We believe our direct-to-consumer home party sales channel will provide significant future sales growth and play a key role in our campaign to increase overall consumer awareness of moissanite.

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

We plan to support these initiatives with viral marketing campaigns on the Internet and through social media sites such as Facebook, Twitter, and YouTube as well as e-mail marketing campaigns, online blogging, and discussion boards to further build consumer awareness in a cost-effective manner.

As we execute our strategy to build and reinvest in the business, expenses and investment of cash will be required ahead of the revenue streams we expect in the future, and this may result in some unprofitable quarters as we experienced during the first half of 2011. However, one of our primary goals is to maintain positive cash flow each quarter to protect our cash position, and we were successful in generating $1.84 million in cash flow from operations during the nine months ended September 30, 2011. We will continue to diligently focus on cost containment and monitor our cash burn rate as we grow the business.

Our total net sales for the nine months ended September 30, 2011 of $8.86 million were 4% less than total net sales during the same period of 2010. Wholesale loose jewel sales comprised 82% of our total net sales and decreased 12% to approximately $7.25 million, compared with approximately $8.23 million in the same period of 2010. Finished jewelry sales comprised 18% of our total net sales and increased 69% to approximately $1.61 million, compared with approximately $958,000 in the same period of 2010. These fluctuations in sales by product mix are primarily the result of the timing of restocking orders received from our customer base and our continued focus on expansion into the finished jewelry business through the creation of new sales channels. As we continue to execute our strategy of developing new wholesale and direct-to-consumer sales channels and expanding our finished jewelry business, these fluctuations in product mix are expected to continue. In addition, both loose jewel sales and finished jewelry sales for the nine months ended September 30, 2011 were impacted by two significant non-recurring sales in the second quarter of 2010:  a one-time $889,000 loose-jewel sale to an international customer and a $337,000 close-out finished jewelry sale to a domestic customer. Excluding the effect of these sales transactions, all other loose jewel sales decreased 1%, finished jewelry sales increased 159%, and total net sales increased 11% during the first nine months of 2011 versus the same period in 2010, which indicates that total net sales to our ongoing customer base are growing as we execute our strategies to expand our sales channels and build consumer awareness of moissanite in the marketplace.

Operating expenses increased $916,000, or 19%, for the nine months ended September 30, 2011 when compared with the same period of 2010 due primarily to compensation costs, travel expenses, and professional services that we incurred in growing the business, particularly with respect to sales and marketing expenses associated with the establishment of new lines of business through our wholly owned subsidiaries, Moissanite.com, LLC and Charles & Colvard Direct, LLC. We incurred a net loss of $230,000, or $0.01 per share, for the nine months ended September 30, 2011, primarily due to the increase in operating expenses, a slightly lower gross profit, and a loss on disposal of assets of $94,000 from prior capitalized manufacturing software modifications to our current enterprise resource planning system that were abandoned in favor of improved jewelry-specific manufacturing software that we are implementing. This loss was offset in part by a $208,000 income tax net benefit. Our lower gross profit resulted from higher manufacturing overhead charged to cost of goods sold and a greater sales mix of finished jewelry that yields a lower markup on precious metals and labor.

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

Results of Operations

The following table sets forth certain consolidated statements of operations data for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$2,891,109	$3,002,608	$8,862,945	$9,184,912
Costs and expenses:
Cost of goods sold	819,309	1,089,600	3,444,465	3,547,845
Sales and marketing	1,005,600	504,305	2,238,866	1,665,918
General and administrative	1,191,857	1,130,070	3,510,232	3,175,537
Research and development	28,476	12,979	71,982	63,829
Total costs and expenses	3,045,242	2,736,954	9,265,545	8,453,129
(Loss) income from operations	(154,133)	265,654	(402,600)	731,783
Other income (expense):
Interest income	21,062	28,715	62,320	87,033
Interest expense	(456)	(880)	(718)	(2,645)
Loss on disposal of assets	-	-	(94,408)	-
Loss on call of long-term investments	-	-	(2,913)	-
Total other income (expense)	20,606	27,835	(35,719)	84,388
(Loss) income before income taxes	(133,527)	293,489	(438,319)	816,171
Income tax net benefit	243,182	218,463	208,272	330,481
Net income (loss)	$109,655	$511,952	$(230,047)	$1,146,652

Net Sales

Net sales for the three and nine months ended September 30, 2011 and 2010 comprise the following:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2011	2010	Dollars	Percent	2011	2010	Dollars	Percent
Loose jewels	$2,209,049	$2,833,170	$(624,121)	-22%	$7,249,173	$8,227,342	$(978,169)	-12%
Finished jewelry	682,060	169,438	512,622	303%	1,613,772	957,570	656,202	69%
Total net sales	$2,891,109	$3,002,608	$(111,499)	-4%	$8,862,945	$9,184,912	$(321,967)	-4%

Net sales were $2.89 million for the three months ended September 30, 2011 compared to $3.00 million for the three months ended September 30, 2010, a decrease of $111,000, or 4%. Net sales were $8.86 million for the nine months ended September 30, 2011 compared to $9.18 million for the nine months ended September 30, 2010, a decrease of $322,000, or 4%. In the third quarter of 2011, carat sales of loose moissanite jewels and moissanite jewels mounted in finished jewelry increased 28% to approximately 26,000 carats from approximately 20,000 carats in the third quarter of 2010. For the nine months ended September 30, 2011, carat sales of loose moissanite jewels and moissanite jewels mounted in finished jewelry increased 8% to approximately 72,000 carats from approximately 67,000 carats in the same period of 2010.

Sales of loose jewels represented 76% and 82% of total net sales for the three and nine months ended September 30, 2011, respectively, compared to 94% and 90% of total net sales for the corresponding periods of the prior year. For the three months ended September 30, 2011, loose jewel sales were $2.21 million compared to $2.83 million for the three months ended September 30, 2010, a decrease of $624,000, or 22%. This decrease was primarily attributable to the timing of restocking orders received from our customer base. For the nine months ended September 30, 2011, loose jewel sales were $7.25 million compared to $8.23 million for the nine months ended September 30, 2010, a decrease of $978,000, or 12%. This decrease was primarily attributable to a one-time $889,000 loose-jewel sale to an international customer in the second quarter of 2010 that did not recur in the second quarter of 2011 and timing of restocking orders received from our customer base. In the third quarter of 2011, the average selling price per carat for our sales of loose jewels decreased 30% from the third quarter of 2010. For the nine months ended September 30, 2011, the average selling price per carat for our sales of loose jewels decreased 18% from the same period in 2010. These decreases primarily resulted from the sale of varying grades of loose jewels, some of which have lower wholesale selling prices, and special pricing that we extended during the three and nine months ended September 30, 2011 to support customers expanding their moissanite businesses.

Sales of finished jewelry represented 24% and 18% of total net sales for the three and nine months ended September 30, 2011, respectively, compared to 6% and 10% of total net sales for the corresponding periods of the prior year. For the three months ended September 30, 2011, finished jewelry sales were $682,000 compared to $169,000 for the three months ended September 30, 2010, an increase of $513,000, or 303%. For the nine months ended September 30, 2011, finished jewelry sales were $1.61 million compared to $958,000 for the nine months ended September 30, 2010, an increase of $656,000, or 69%. These increases were primarily attributable to our continued focus on expansion into the finished jewelry business that we began in 2010 through the creation of new sales channels, including televised home shopping networks that are experiencing high levels of success with basic and designer-inspired fashion lines of finished moissanite jewelry.

United States, or U.S., net sales accounted for approximately 63% of total net sales during each of the three-month periods ended September 30, 2011 and 2010, and approximately 58% and 59% of total net sales during the nine months ended September 30, 2011 and 2010, respectively. U.S. net sales and carat shipments, which do not include shipments of consigned inventory, decreased by 5% and increased by 19%, respectively, for the three months ended September 30, 2011 as compared to the same period of 2010; and decreased by 4% and increased by 8%, respectively, for the nine months ended September 30, 2011 as compared to the same period of 2010. U.S. sales decreased during the three months ended September 30, 2011 from the corresponding period of the previous year primarily as a result of the timing of restocking orders from several of our larger U.S. distributor and retailer customers. U.S. sales decreased during the nine months ended September 30, 2011 from the corresponding period of the previous year primarily as a result of several significant loose jewel and finished jewelry sales to a new U.S. distributor launching its moissanite business in the first half of 2010 and timing of restocking orders from several of our larger U.S. distributor and retailer customers.

Our two largest U.S. customers during the three months ended September 30, 2011 accounted for 17% and 11%, respectively, of our total sales compared to 38% and 0% during the same period of 2010. A third U.S. customer accounted for 11% of our total sales during the three months ended September 30, 2010 but did not account for a significant percentage of our total sales during the same period of 2011. Our largest U.S. customer during the nine months ended September 30, 2011 accounted for 17% of our total sales compared to 24% during the same period of 2010. No additional U.S. customers accounted for more than 10% of total sales during the three and nine months ended September 30, 2011 or 2010. We expect that we will remain dependent on our ability, and that of our largest customers, to maintain and enhance retail programs. A change in or loss of any of these customer or retailer relationships could have a material adverse effect on our results of operations.

International net sales accounted for approximately 37% of total net sales during each of the three months ended September 30, 2011 and 2010, and approximately 42% and 41% of total net sales during the nine months ended September 30, 2011 and 2010, respectively. International net sales and carat shipments, which do not include shipments of consigned inventory, decreased by 1% and increased by 43%, respectively, for the three months ended September 30, 2011 as compared to the same period of 2010; and decreased by 3% and increased by 8%, respectively, for the nine months ended September 30, 2011 as compared to the same period of 2010. International sales decreased during the three months ended September 30, 2011 from the corresponding period of the previous year primarily as a result of the timing of restocking orders from several of our international distributor customers. International sales decreased during the nine months ended September 30, 2011 from the corresponding period of the previous year primarily as a result of the timing of shipments as discussed previously and a significant one-time sale of loose jewels to a Russian customer in the second quarter of 2010, offset in part by increased sales in 2011 to new and existing customers primarily in India.

Our largest international customer during the three months ended September 30, 2011 accounted for 18% of our total sales compared to 18% during the same period of 2010. Our largest international customer during the nine months ended September 30, 2011 accounted for 14% of our total sales compared to 6% during the same period of 2010. No additional international customers accounted for more than 10% of total sales during the three and nine months ended September 30, 2011 or 2010. A portion of our international sales represents products sold internationally that may be re-imported to U.S. retailers. Our top three international distributors by sales volume during the three months ended September 30, 2011 were located in India and Kazakhstan. Our top three international distributors by sales volume during the nine months ended September 30, 2011 were located in India and Hong Kong.

As a result of the timing of restocking orders from our customer base that occurred in the beginning of the fourth quarter and the ongoing execution of our strategies that includes continued expansion into the finished jewelry business through the creation of new sales channels, our October net sales through October 26, 2011 are up approximately 290% over the full month of October 2010. In addition to these factors, as our new e-commerce and home party lines of business through our wholly owned subsidiaries, Moissanite.com, LLC and Charles & Colvard Direct, LLC, respectively, begin to mature, we expect our sales will continue to grow in future quarters.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2011	2010	Dollars	Percent	2011	2010	Dollars	Percent
Cost of goods sold	$819,309	$1,089,600	$(270,291)	-25%	$3,444,465	$3,547,845	$(103,380)	-3%

Cost of goods sold was $819,000 for the three months ended September 30, 2011 compared to $1.09 million for the three months ended September 30, 2010, a decrease of $270,000, or 25%. Cost of goods sold was $3.44 million for the nine months ended September 30, 2011 compared to $3.55 million for the nine months ended September 30, 2010, a decrease of $103,000, or 3%. Cost of goods sold is primarily composed of inventory sold during the period; inventory written off during the period due to ongoing quality reviews or through customer returns; salaries and benefits for personnel involved in preparing and shipping product to customers; an allocation of shared expenses such as rent, utilities, communication expenses, and depreciation related to preparing and shipping product to customers; and outbound freight charges.

Cost of goods sold decreased for the three months ended September 30, 2011 primarily due to lower sales of loose jewels that contained a larger mix of multiple grades with lower average costs and favorable inventory adjustments for manufacturing variances and physical counts. This decrease was offset in part by increased costs resulting from higher sales of finished jewelry and a net increase in non-capitalized manufacturing and overhead expenses primarily due to staffing increases and investments in improved processing capabilities. Cost of goods sold decreased for the nine months ended September 30, 2011 primarily due to lower sales of loose jewels that contained a larger mix of multiple grades with lower average costs, improved margins on finished jewelry, and favorable inventory adjustments for manufacturing variances and physical counts, offset in part by a smaller net decrease in our inventory shrinkage, recut, repair, and scrap reserves compared to the corresponding period of the prior year and a net increase in non-capitalized manufacturing and overhead expenses primarily due to staffing increases and investments in improved processing capabilities.

Sales and Marketing

Sales and marketing expenses for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2011	2010	Dollars	Percent	2011	2010	Dollars	Percent
Sales and marketing	$1,005,600	$504,305	$501,295	99%	$2,238,866	$1,665,918	$572,948	34%

Sales and marketing expenses were $1.01 million for the three months ended September 30, 2011 compared to $504,000 for the three months ended September 30, 2010, an increase of $501,000, or 99%. Sales and marketing expenses were $2.24 million for the nine months ended September 30, 2011 compared to $1.67 million for the nine months ended September 30, 2010, an increase of $573,000, or 34%.

The increase in sales and marketing expenses for the three months ended September 30, 2011 compared to the same period in 2010 was primarily due to a $201,000 net increase in compensation costs; a $99,000 increase in travel-related expenses resulting from new sales personnel and expanding business opportunities; and an $88,000 increase in consulting professional services for marketing and branding initiatives and the development of our home party sales channel. In addition, our advertising expenses increased by $68,000, comprising a $146,000 increase in marketing, designer program development, and samples provided to prospective customers offset in part by a $78,000 decrease in cooperative advertising expenses. Compensation costs increased primarily as a result of an increase in commissions of $75,000, merit salary adjustments and new sales and marketing personnel added during the third quarter of 2011 of $70,000, an increase in stock-based compensation expense of $40,000, lower allocations to other departments of $11,000, and an increase in relocation expenses of $9,000.

The increase in sales and marketing expenses for the nine months ended September 30, 2011 compared to the same period in 2010 was primarily due to a $317,000 net increase in compensation costs, a $136,000 increase in travel-related expenses resulting from new sales personnel and expanding business opportunities, an $86,000 increase in consulting professional services for marketing and branding initiatives and the development of our home party sales channel, a $29,000 increase in office expenses to support a larger sales and marketing organization, and a $24,000 increase in depreciation expense related to the www.moissanite.com e-commerce website. This increase was offset in part by a net decrease in advertising expenses of $19,000, comprising a $173,000 decrease in cooperative advertising expenses offset in part by a $154,000 increase in marketing, designer program development, and samples provided to prospective customers. Compensation costs increased primarily as a result of merit salary adjustments and new sales and marketing personnel added during the first nine months of 2011 of $141,000, an increase in stock-based compensation expense of $99,000, an increase in commissions of $96,000, an increase in employee relocation costs of $16,000, an increase in severance pay of $14,000, and an increase in employee benefits of $5,000, offset in part by lower allocations to other departments of $54,000.

General and Administrative

General and administrative expenses for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2011	2010	Dollars	Percent	2011	2010	Dollars	Percent
General and administrative	$1,191,857	$1,130,070	$61,787	5%	$3,510,232	$3,175,537	$334,695	11%

General and administrative expenses were $1.19 million for the three months ended September 30, 2011 compared to $1.13 million for the three months ended September 30, 2010, an increase of $62,000, or 5%. General and administrative expenses were $3.51 million for the nine months ended September 30, 2011 compared to $3.18 million for the nine months ended September 30, 2010, an increase of $335,000, or 11%.

The increase in general and administrative expenses for the three months ended September 30, 2011 compared to the same period in 2010 was primarily due to an $81,000 net increase in compensation costs, a $54,000 increase in depreciation and amortization expense due to the acceleration of depreciation for our enterprise resource planning software scheduled for replacement, a $40,000 increase in legal professional services, a $29,000 increase in audit and tax professional services due to timing of work performed and a special project related to uncertain tax positions, a $25,000 increase in insurance expenses primarily due to a one-time benefit of $23,000 recognized in the prior year, a $16,000 increase in travel-related expenses, a $12,000 increase in office expenses to support a growing organization, and a $12,000 increase in investor and public relations professional services. These increases were offset in part by a $168,000 decrease in bad debt expense associated with our allowance for doubtful accounts reserve policy, which estimates uncollectible accounts by aging category based on historical experience, a $20,000 decrease in consulting professional services due to the expiration of certain management and accounting consulting agreements, a $12,000 decrease in other consulting and temporary labor, and a $3,000 decrease in rent expense due to our renegotiated corporate headquarters lease and non-renewal of a corporate apartment lease. Compensation costs increased primarily as a result of an increase in stock-based compensation expense of $61,000, merit salary adjustments and new general and administrative personnel added during the second quarter of 2011 of $21,000, and higher allocations from other departments of $4,000, offset in part by a decrease in bonus expense of $7,000.

The increase in general and administrative expenses for the nine months ended September 30, 2011 compared to the same period in 2010 was primarily due to a $247,000 net increase in compensation costs, a $131,000 increase in investor and public relations professional services, a $75,000 increase in depreciation and amortization expense due to the acceleration of depreciation for our enterprise resource planning software scheduled for replacement, a $75,000 increase in legal professional services, a $44,000 increase in audit and tax professional services due to the timing of work performed and a special project related to uncertain tax positions, a $28,000 increase in travel-related expenses associated with investor, customer, and supplier meetings, an $18,000 increase in insurance expenses primarily due to a one-time benefit of $23,000 recognized in the prior year, a $15,000 increase in Board member compensation due to the addition of a Board seat, and a $6,000 increase in office expenses to support a growing organization. These increases were offset in part by a $161,000 decrease in consulting professional services due to the expiration of certain management and accounting consulting agreements, a $108,000 decrease in bad debt expense associated with our allowance for doubtful accounts reserve policy, and a $34,000 decrease in rent expense due to our renegotiated corporate headquarters lease and non-renewal of a corporate apartment lease. Compensation costs increased primarily as a result of an increase in stock-based compensation expense of $286,000, merit salary adjustments and new general and administrative personnel added during the first nine months of 2011 of $56,000, and an increase in employee benefits of $28,000, offset in part by lower allocations from other departments of $73,000, a decrease in bonus expense of $41,000, and a decrease in employee relocation costs of $10,000.

Research and Development

Research and development expenses for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2011	2010	Dollars	Percent	2011	2010	Dollars	Percent
Research and development	$28,476	$12,979	$15,497	119%	$71,982	$63,829	$8,153	13%

Research and development expenses were $28,000 for the three months ended September 30, 2011 compared to $13,000 for the three months ended September 30, 2010, an increase of $15,000, or 119%. Research and development expenses were $72,000 for the nine months ended September 30, 2011 compared to $64,000 for the nine months ended September 30, 2010, an increase of $8,000, or 13%.

The increase in research and development expenses for the three months ended September 30, 2011 compared to the same period in 2010 was primarily due to a $15,000 increase in compensation costs resulting from a lower allocation to general and administrative expenses. The increase in research and development expenses for the nine months ended September 30, 2011 compared to the same period in 2010 was primarily due to a $16,000 increase in compensation costs resulting from a lower allocation to general and administrative expenses, offset in part by a $7,000 decrease in consulting professional services due to the expiration of a research consulting agreement that terminated in December 2010.

Interest Income

Interest income for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2011	2010	Dollars	Percent	2011	2010	Dollars	Percent
Interest income	$21,062	$28,715	$(7,653)	-27%	$62,320	$87,033	$(24,713)	-28%

Interest income was $21,000 for the three months ended September 30, 2011 compared to $29,000 for the three months ended September 30, 2010, a decrease of $8,000, or 27%. Interest income was $62,000 for the nine months ended September 30, 2011 compared to $87,000 for the nine months ended September 30, 2010, a decrease of $25,000, or 28%.

The decrease in interest income for the three and nine months ended September 30, 2011 resulted primarily from holding more cash in lower-yielding savings accounts and certificates of deposit and reinvesting in U.S. government agency securities in 2011 that had lower yields than those earned on U.S. government agency securities held during the same periods of 2010. The lower yields earned on these investments more than offset the higher cash and investment balances of $9.40 million held at September 30, 2011 as compared to the balances of $8.30 million held at September 30, 2010.

Loss on Disposal of Assets

Loss on disposal of assets for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2011	2010	Dollars	Percent	2011	2010	Dollars	Percent
Loss on disposal of assets	$-	$-	$-	-	$94,408	$-	$94,408	-

During the nine months ended September 30, 2011, we identified jewelry-specific manufacturing software that we believe will improve our merchandising, production, and inventory efficiencies and reporting. Because our management decided to purchase and implement this software, prior capitalized manufacturing software modifications of approximately $94,000 to our current enterprise resource planning system were abandoned and recorded as a loss on disposal of assets for the nine months ended September 30, 2011.

Provision for Income Taxes

During 2008, we recorded a valuation allowance against certain deferred tax assets. Due to continued uncertainty over sufficient future taxable income to fully utilize these deferred tax assets, we did not record an income tax benefit for the pretax losses incurred during the three and nine months ended September 30, 2011. In addition, due to the full valuation allowance on operating loss carryforwards recorded in prior years, we also did not recognize an income tax expense associated with pretax income during the three and nine months ended September 30, 2010. Until such time that the uncertainty is overcome, we do not expect to recognize income tax expense or benefit for operating income or loss, respectively, in future periods.

We recognized an income tax net benefit of approximately $243,000 and $208,000 for the three and nine months ended September 30, 2011, respectively, compared to an income tax net benefit of approximately $218,000 and $330,000 for the three and nine months ended September 30, 2010, respectively.

During the three months ended September 30, 2011, we entered into a voluntary disclosure agreement with a taxing authority for which we had previously recorded a liability for an uncertain tax position. As a result of the agreement, we reduced our total recorded liabilities relating to uncertain tax positions by approximately $252,000 and recognized a corresponding income tax benefit. This benefit was offset by approximately $9,000 and $44,000 of income tax expense for estimated tax, penalties, and interest for other uncertain tax positions for the three and nine months ended September 30, 2011, respectively.

During the three and nine months ended September 30, 2010, we recognized approximately $18,000 and $49,000 of income tax expense, respectively, for estimated tax, penalties, and interest associated with uncertain tax positions.

During the three months ended September 30, 2010, we also recognized income tax benefits of approximately $102,000 from the reduction of a valuation allowance on operating loss carryforwards due to potential utilization of deferred tax assets, approximately $113,000 associated with federal tax refunds, and approximately $21,000 from the elimination of a deferred tax asset and associated uncertain tax position resulting from the carryback of operating losses to the 2004 and 2005 tax years. During the nine months ended September 30, 2010, we also recognized approximately $143,000 of additional income tax benefit, consisting of a $102,000 reduction of a deferred tax asset valuation allowance to offset liabilities associated with an uncertain tax position and a $41,000 reduction of the liability for the same uncertain tax position.

Our statutory tax rate is 38.5% and consists of the federal income tax rate of 34% and the North Carolina state income tax rate of 4.5%, net of the federal benefit.

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of September 30, 2011, our principal sources of liquidity were cash and cash equivalents totaling $4.39 million, trade accounts receivable of $3.46 million, and short-term inventory of $5.45 million, as compared to cash and cash equivalents totaling $7.74 million, trade accounts receivable of $3.68 million, and short-term inventory of $6.31 million as of December 31, 2010. We had $1.02 million of highly liquid U.S. government agency securities at December 31, 2010 that we classified as held-to-maturity long-term assets on our consolidated balance sheets due to our positive intention and ability to hold these securities until their maturity dates. During the nine months ended September 30, 2011, we purchased an additional $6.25 million of highly liquid U.S. government agency securities at par or at a discount that we also classified as held-to-maturity long-term assets on our consolidated balance sheets. During the nine months ended September 30, 2011, U.S. government agency securities totaling $2.25 million were called by issuers prior to their maturity dates, resulting in a net held-to-maturity investments balance at September 30, 2011 of $5.01 million.

During the nine months ended September 30, 2011, our working capital decreased by approximately $4.71 million to $12.31 million from $17.02 million at December 31, 2010. As described more fully below, the decrease in working capital at September 30, 2011 is primarily attributable to decreased cash and cash equivalents resulting from purchases of long-term U.S. government agency securities, a decrease in income tax receivable, a smaller allocation of inventory to short-term, a decrease in trade accounts receivable and prepaid expenses and other assets, and an increase in trade accounts payable, offset in part by a decrease in accrued expenses and other liabilities.

During the nine months ended September 30, 2011, $1.84 million of cash was provided by operations. The primary drivers of positive cash flow were the receipt of an income tax receivable of $113,000, a net decrease in inventory of $933,000, an increase in trade accounts payable of $169,000, and a net decrease in prepaid expenses and other assets of $73,000. These factors more than offset our net loss of $230,000 that included $1.11 million of net non-cash expenses, an increase in trade accounts receivable of $38,000, an increase in interest receivable of $11,000, and a net decrease in accrued liabilities of $276,000. Inventories decreased primarily due to sales in excess of production of loose jewels and finished jewelry, as we are currently limiting production of loose jewels and have continued to sell down finished jewelry produced in prior years in addition to new jewelry styles produced in the current year. Accounts payable increased primarily as a result of the timing of costs incurred but not yet paid as of September 30, 2011 associated with the purchase of finished jewelry labor and components. Accounts receivable increased primarily due to extended customer payment terms that we offer from time to time that may not immediately increase liquidity as a result of current-period sales. We believe our competitors and other vendors in the jewelry industry have also expanded their use of extended payment terms and, in aggregate, we believe that by expanding our use of extended payment terms, we have provided a competitive response in our market and that our net sales have been favorably impacted. We are unable to estimate the impact of this program on our net sales, but if we ceased providing extended payment terms in select instances, we believe we would not be competitive for some customers in the marketplace and that our net sales and profits would likely decrease. We have not experienced any significant accounts receivable write-offs related to revenue arrangements with extended payment terms.

We manufactured approximately $1.12 million in finished jewelry, including the cost of the loose jewels and the purchase of precious metals and labor in connection with jewelry production, during the nine months ended September 30, 2011. We expect our purchases of precious metals and labor to increase as we increase our finished jewelry business. Historically, our raw material inventories of SiC crystals had been purchased under exclusive supply agreements with a limited number of suppliers. Because the supply agreements restricted the sale of these crystals exclusively to us, the suppliers negotiated minimum purchase commitments with us that, when combined with our reduced sales, have resulted in levels of inventories that are higher than we might otherwise maintain. We did not make any purchases of raw material inventory during the nine months ended September 30, 2011. As of September 30, 2011, $31.14 million of our inventories were classified as long-term assets. Finished jewelry that we manufacture will utilize the finished good loose jewels currently on hand and, as we deplete certain shapes and sizes, our on-hand raw material SiC crystals of $6.47 million are expected to meet our replenishment needs. As a result, we do not anticipate the need to purchase raw material SiC crystals for the foreseeable future until our strategic initiatives gain significant traction.

Our Amended and Restated Exclusive Supply Agreement with Cree, or the Cree Exclusive Supply Agreement, for the supply of SiC crystals expires in July 2015. In connection with the Cree Exclusive Supply Agreement, we have committed to purchase from Cree a minimum of 50%, by dollar volume, of our raw material SiC crystal requirements. If our orders require Cree to expand beyond specified production levels, we must commit to purchase certain minimum quantities. As of September 30, 2011, we had no outstanding purchase commitments under the Cree Exclusive Supply Agreement.

We received payment in February 2011 of a $113,000 income tax receivable. We did not make any income tax payments during the nine months ended September 30, 2011 due to our loss position and our net operating loss carryforwards. As of September 30, 2011, we had approximately $1.01 million of remaining federal income tax credits, $666,000 of which expire between 2012 and 2029 and the balance without an expiration, which can be carried forward to offset future income taxes. As of September 30, 2011, we also had a federal tax net operating loss carryforward of approximately $6.69 million expiring between 2020 and 2026, which can be offset against future federal taxable income, and a North Carolina tax net operating loss carryforward of approximately $11.37 million expiring between 2015 and 2025, which can be offset against future state taxable income.

In November 2009, our Board of Directors authorized a repurchase program for up to 1,000,000 shares of our common stock. The Board authorized an extension of the program in August 2010, and on August 9, 2011, the Board authorized a further extension of the program through August 12, 2012. Repurchases can be made in the open market or in privately negotiated transactions. We expect to use available cash to finance these purchases and will determine the timing and amount of stock repurchases based on our evaluation of market conditions, the market price of our common stock, and management’s assessment of our liquidity and cash flow needs. During the nine months ended September 30, 2011, we repurchased 141,617 shares, and there remained 816,713 shares of our common stock approved for repurchase under the repurchase program. As of November 8, 2011, we have repurchased an aggregate of 183,287 shares, and there remained 816,713 shares of our common stock approved for repurchase under the repurchase program.

We believe that our existing cash and cash equivalents and other working capital, together with future cash expected to be provided by operating activities, will be sufficient to meet our working capital and capital expenditure needs over the next 12 months. Our future capital requirements and the adequacy of available funds will depend on many factors, including our rate of sales growth, the expansion of our sales and marketing activities, the timing and extent of precious metals and labor purchases in connection with jewelry production to support our new finished jewelry business, the timing of capital expenditures, and risk factors described in more detail in “Risk Factors” in this report and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010. Also, we may make investments in, or acquisitions of, complementary businesses, which could require us to seek additional equity or debt financing.

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

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. During the three months ended September 30, 2011, we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Other than as set forth below, there are no material pending legal proceedings to which we are a party or to which any of our property is subject.

On July 26, 2011, we learned that BetterThanDiamond.com requested that the U.S. Patent and Trademark Office, or USPTO, conduct an ex parte re-examination of our U.S. Patent No. 5,723,391, or the ‘391 Patent, for manufacturing silicon carbide gemstones based on claims of prior art. On October 5, 2011, the USPTO granted the re-examination request based on its finding that the information provided in the request raises “a substantial new question of patentability.” We firmly believe that the ‘391 Patent is valid and enforceable, and we are committed to vigorously defending the ‘391 Patent. Notwithstanding the ‘391 Patent, the Cree Exclusive Supply Agreement for the supply of gem-quality SiC crystals required to fashion moissanite jewels extends through mid-2015.

Item 1A.	Risk Factors

We discuss in our Annual Report on Form 10-K for the year ended December 31, 2010 various risks that may materially affect our business. There have been no material changes to such risks, except that the risk factor relating to our anti-takeover provisions no longer includes risks related to our Shareholder Rights Plan as it was terminated in August 2011, and except as set forth below.

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

Our former South Korean patent is no longer valid as a result of a ruling by the South Korean Patent Court, and there can be no assurance that we will not incur similar outcomes in other jurisdictions in the future. For example, on July 26, 2011, we learned that BetterThanDiamond.com requested that the USPTO conduct an ex parte re-examination of our ‘391 Patent for manufacturing silicon carbide gemstones based on claims of prior art. On October 5, 2011, the USPTO granted the re-examination request. If the USPTO were to determine that some or all of the claims in the ‘391 Patent are invalid, our business, financial condition, and results of operations could be negatively impacted. In addition, the re-examination of the ‘391 Patent could result in substantial legal expenses and could divert our management’s time and attention away from our business operations. We believe that all of the claims of the ‘391 Patent are valid and enforceable, and we intend to vigorously defend the patents that protect our moissanite jewels and technology.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(2)
July 1 – July 31, 2011	-	$-	-	-
August 1 – August 31, 2011	138,388	$2.33	127,388	830,942
September 1 – September 30, 2011	25,229	$2.42	14,229	816,713
Total	163,617	$2.34	141,617

(1)
This column includes 22,000 shares purchased by our directors in open market transactions that were not made pursuant to our share repurchase program, as follows: George R. Cattermole, 16,000 shares and Charles D. Lein, 6,000 shares.

(2)
On November 13, 2009, our Board of Directors authorized a share repurchase program of up to an aggregate 1 million shares of our common stock in open market or private transactions. The Board authorized an extension of the program in August 2010, and on August 9, 2011, the Board authorized a further extension of the program through August 12, 2012. We have no obligation to repurchase shares under the program, and the program may be suspended or terminated at any time. At various dates in August and September 2011, we purchased an aggregate of 141,617 shares at an average price of $2.33 per share.

Item 6.	Exhibits

The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description
4.1
Amendment No. 2 to Rights Agreement, dated as of August 15, 2011, between Charles & Colvard, Ltd. and American Stock Transfer & Trust Company, LLC as Rights Agent (incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K, as filed with the SEC on August 17, 2011)

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

101
The following materials from Charles & Colvard, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARLES & COLVARD, LTD.

	By:	/s/ Randy N. McCullough
November 14, 2011		Randy N. McCullough
President and Chief Executive Officer

	By:	/s/ Timothy L. Krist
November 14, 2011		Timothy L. Krist
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
4.1
Amendment No. 2 to Rights Agreement, dated as of August 15, 2011, between Charles & Colvard, Ltd. and American Stock Transfer & Trust Company, LLC as Rights Agent (incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K, as filed with the SEC on August 17, 2011)

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

101
The following materials from Charles & Colvard, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.