Form 10-Q
period 2012-03-31
CHARLES & COLVARD LTD
filed 2012-05-14
CIK 1015155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q
_________________
(Mark One)
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

As of May 9, 2012, there were approximately 19,528,879 shares of the registrant’s common stock, no par value per share, outstanding.

CHARLES & COLVARD, LTD.

FORM 10-Q
For the Quarterly Period Ended March 31, 2012

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$6,836,283	$6,701,701
Accounts receivable, net	5,942,003	6,064,764
Interest receivable	14,412	12,109
Inventory, net	7,202,319	6,849,592
Prepaid expenses and other assets	439,518	419,729
Total current assets	20,434,535	20,047,895
Long-term assets:
Held-to-maturity investments	3,759,076	3,760,399
Inventory, net	27,360,983	28,157,497
Property and equipment, net	1,670,555	1,420,971
Intangible assets, net	238,098	248,812
Other assets	13,116	13,746
Total long-term assets	33,041,828	33,601,425
TOTAL ASSETS	$53,476,363	$53,649,320

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,567,508	$1,060,937
Accrued cooperative advertising	150,000	213,000
Accrued expenses and other liabilities	305,651	581,009
Total current liabilities	2,023,159	1,854,946
Long-term liabilities:
Accrued income taxes	380,447	741,645
Total liabilities	2,403,606	2,596,591
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value	53,236,809	52,833,716
Additional paid-in capital – stock-based compensation	7,760,658	7,767,877
Accumulated deficit	(9,924,710)	(9,548,864)
Total shareholders’ equity	51,072,757	51,052,729
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$53,476,363	$53,649,320

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2012	2011
Net sales	$4,178,385	$2,977,556
Costs and expenses:
Cost of goods sold	2,027,686	1,328,521
Sales and marketing	1,501,921	681,285
General and administrative	1,357,172	1,184,972
Research and development	8,408	12,548
Total costs and expenses	4,895,187	3,207,326
Loss from operations	(716,802)	(229,770)
Other income (expense):
Interest income	23,865	17,919
Interest expense	(477)	(12)
Loss on call of long-term investments	-	(2,913)
Total other income	23,388	14,994
Loss before income taxes	(693,414)	(214,776)
Income tax net benefit (expense)	317,568	(21,612)
Net loss	$(375,846)	$(236,388)

Net loss per common share:
Basic	$(0.02)	$(0.01)
Fully diluted	$(0.02)	$(0.01)

Weighted average number of shares used in computing net loss per common share:
Basic	19,470,511	19,297,861
Fully diluted	19,470,511	19,297,861

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(375,846)	$(236,388)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	116,600	42,439
Amortization of bond premium	1,323	1,165
Stock-based compensation	289,409	219,343
Provision for uncollectible accounts	151,952	29,000
Provision for sales returns	(42,000)	(76,000)
Provision for inventory reserves	(46,000)	21,000
Loss on call of long-term investments	-	2,913
Changes in assets and liabilities:
Accounts receivable	12,809	(287,508)
Interest receivable	(2,303)	(5,626)
Income tax receivable	-	113,030
Inventory	489,787	578,489
Prepaid expenses and other assets, net	(19,159)	35,316
Accounts payable	506,571	145,821
Accrued cooperative advertising	(63,000)	5,000
Accrued income taxes	(361,198)	21,611
Other accrued liabilities	(275,358)	(118,585)
Net cash provided by operating activities	383,587	491,020

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(351,793)	(271,035)
Purchases of long-term investments	-	(495,625)
Proceeds from call of long-term investments	-	500,000
Patent, license rights, and trademark costs	(3,677)	(6,435)
Net cash used in investing activities	(355,470)	(273,095)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock option exercises	106,465	19,162
Net cash provided by financing activities	106,465	19,162

NET INCREASE IN CASH AND CASH EQUIVALENTS	134,582	237,087
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,701,701	7,736,044
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,836,283	$7,973,131

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$477	$12
Cash paid during the year for income taxes	$11,800	$-

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

Basis of Presentation and Principles of Consolidation - The accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, the unaudited statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2012.

The condensed consolidated financial statements as of and for the three months ended March 31, 2012 and 2011 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of December 31, 2011 is derived from the audited financial statements as of that date. The accompanying statements should be read in conjunction with the audited financial statements and related notes, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 29, 2012 (the “2011 Annual Report”).

The accompanying condensed consolidated financial statements as of and for the three months ended March 31, 2012 and 2011 include the accounts of the Company and its wholly owned subsidiaries Moissanite.com, LLC, formed in 2011; Charles & Colvard Direct, LLC, formed in 2011; and Charles & Colvard (HK) Ltd., the Company’s Hong Kong subsidiary that became a dormant entity in the second quarter of 2009 and the operations of which ceased in 2008. All intercompany accounts have been eliminated.

Significant Accounting Policies - In the opinion of the Company’s management, the significant accounting policies used for the three months ended March 31, 2012 are consistent with those used for the year ended December 31, 2011. Accordingly, please refer to the 2011 Annual Report for the Company’s significant accounting policies.

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

The Company manages its business primarily by its product lines. Accordingly, the Company determined its two operating and reporting segments to be loose jewels and finished jewelry. The accounting policies of these segments are the same as those described in Note 2, “Basis of Presentation and Significant Accounting Policies,” of this Quarterly Report on Form 10-Q and in the Notes to Consolidated Financial Statements in the 2011 Annual Report.

The Company evaluates the performance of its segments based on net sales and segment gross profit, or the excess of product sales over segment cost of goods sold. Segment cost of goods sold is defined as product cost of goods sold excluding non-capitalized expenses from the Company’s manufacturing and production control departments, comprising personnel costs, depreciation, rent, utilities, and corporate overhead allocations; freight out; inventory valuation allowance adjustments; and other inventory adjustments, comprising costs of quality issues, damaged goods, and inventory writeoffs. Accordingly, also excluded from the Company’s segment performance measures are operating expenses, comprising sales and marketing, general and administrative, and research and development expenses; interest; and taxes.

Summary information by segment is as follows:

	Three Months Ended March 31,
	2012	2011
Loose jewels
Net sales	$2,458,321	$2,567,153
Segment cost of goods sold	811,613	854,311
Segment gross profit	$1,646,708	$1,712,842

Finished jewelry
Net sales	$1,720,064	$410,403
Segment cost of goods sold	761,173	245,362
Segment gross profit	$958,891	$165,041

A reconciliation of the Company’s segment cost of goods sold to cost of goods sold as reported in the condensed consolidated financial statements is as follows:

	Three Months Ended March 31,
	2012	2011
Segment cost of goods sold	$1,572,786	$1,099,673
Non-capitalized manufacturing and production control expenses	406,129	155,929
Freight out	17,383	19,391
Inventory valuation allowances	(46,000)	21,000
Other inventory adjustments	77,388	32,528
Cost of goods sold	$2,027,686	$1,328,521

The Company’s net inventories by segment are as follows:

	March 31, 2012	December 31, 2011
Loose jewels
Raw materials	$3,710,269	$6,047,047
Work-in-process	4,341,866	2,505,219
Finished goods	21,534,978	21,722,869
Finished goods on consignment	560,955	505,753
Totals	$30,148,068	$30,780,888

Finished jewelry
Raw materials	$249,737	$226,972
Work-in-process	203,710	85,786
Finished goods	3,601,370	3,292,810
Finished goods on consignment	249,941	499,577
Totals	$4,304,758	$4,105,145

Supplies inventories of approximately $110,000 and $121,000 at March 31, 2012 and December 31, 2011, respectively, included in finished goods inventories in the consolidated financial statements are omitted from inventories by segment because they are used in both product lines and are not maintained separately.

The Company recognizes sales by geographic area based on the country in which the customer is based. A portion of the Company’s international sales represents products sold internationally that may be re-imported to United States (“U.S.”) retailers. The following presents certain data by geographic area:

	Three Months Ended March 31,
	2012	2011
Net sales
United States	$3,390,947	$1,389,643
International	787,438	1,587,913
Total	$4,178,385	$2,977,556

	March 31, 2012	December 31, 2011
Property and equipment, net
United States	$1,670,555	$1,420,971
International	-	-
Total	$1,670,555	$1,420,971

	March 31, 2012	December 31, 2011
Intangible assets, net
United States	$72,883	$73,701
International	165,215	175,111
Total	$238,098	$248,812

4.	INVESTMENTS

Investments consist of long-term U.S. government agency securities carried at amortized cost using the effective interest method. The Company classifies its marketable securities as held-to-maturity based upon management’s positive intention and ability to hold these securities until their maturity dates.

The following table summarizes information about held-to-maturity investments at March 31, 2012:

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
U.S. government agency securities	$3,759,076	$20,564	$3,779,640

As of March 31, 2012, the estimated fair value of the investments was greater than the amortized cost. Because management intends to hold the investments until their maturity dates, this unrealized gain was not recorded in the consolidated financial statements.

The maturities of held-to-maturity investments at March 31, 2012 were as follows:

	After 1 Year through 2 Years	After 2 Years through 3 Years	After 3 Years through 4 Years	After 4 Years through 5 Years	Total
U.S. government agency securities	$1,009,076	$2,000,000	$-	$750,000	$3,759,076

5.	FAIR VALUE MEASUREMENTS

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

The Company evaluates assets and liabilities subject to fair value measurements on a recurring and non-recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by management of the Company. The instruments identified as subject to fair value measurements on a recurring basis are cash and cash equivalents, trade accounts receivable, held-to-maturity investments, trade accounts payable, and accrued expenses. All instruments other than held-to-maturity investments are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments. The estimated fair value of the Company’s held-to-maturity investments as of March 31, 2012 utilized Level 2 inputs of similar investments traded on active securities exchanges.

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

6.	INVENTORIES

The Company’s total inventories, net of reserves, consisted of the following as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Raw materials	$3,960,006	$6,274,019
Work-in-process	4,545,576	2,591,005
Finished goods	25,462,824	25,398,735
Finished goods on consignment	821,896	1,016,330
Less inventory reserves	(227,000)	(273,000)
Totals	$34,563,302	$35,007,089

Short-term portion	$7,202,319	$6,849,592
Long-term portion	27,360,983	28,157,497
Totals	$34,563,302	$35,007,089

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

The Company’s work-in-process inventories include raw SiC crystals on which processing costs, such as labor and sawing, have been incurred and components, such as metal castings and finished good moissanite jewels, that have been issued to jobs in the manufacture of finished jewelry. The Company’s moissanite jewel manufacturing process involves the production of intermediary shapes, called “preforms,” that vary depending upon the size and shape of the finished jewel. To maximize manufacturing efficiencies, preforms may be made in advance of current finished inventory needs but remain in work-in-process inventories. As of March 31, 2012 and December 31, 2011, work-in-process inventories issued to active production jobs approximated $1.00 million and $513,000, respectively.

Obsolescence is not a factor in the Company’s loose jewel inventory valuation. The Company’s jewels do not degrade over time and inventory generally consists of the shapes and sizes most commonly used in the jewelry industry. In addition, the majority of jewel inventory is not mounted in finished jewelry settings and is therefore not subject to fashion trends. The Company has very small market penetration in the worldwide jewelry market, and the Company has the exclusive right in the U.S. through mid-2015 and in many other countries through mid-2016 to produce and sell created SiC for use in jewelry applications. In view of the foregoing factors, management has concluded that no excess or obsolete loose jewel inventory reserve requirements existed as of March 31, 2012.

In 2010, the Company began manufacturing finished jewelry featuring moissanite. Finished jewelry is more fashion oriented and subject to styling trends that could render certain designs obsolete. The majority of the Company’s finished jewelry is held in inventory for resale and consists of such basic designs as stud earrings, solitaire and three-stone rings, pendants, and bracelets that tend not to be subject to significant obsolescence risk due to their classic styling. In addition, the Company manufactures small individual quantities of designer-inspired fashion jewelry as part of its sample line that are used in the selling process to its wholesale customers. Typically in the jewelry industry, slow-moving or discontinued lines are sold as closeouts in alternative sales channels. The Company reviews the finished jewelry inventory on an ongoing basis for any lower of cost or market and obsolescence issues and has concluded that no such finished jewelry inventory reserve requirements relating to the Company’s finished jewelry products existed as of March 31, 2012.

Periodically, the Company ships finished goods inventory to customers on consignment terms. Under these terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. Finished goods on consignment are net of a shrinkage reserve of $11,000 at each of March 31, 2012 and December 31, 2011 to allow for certain loose jewels and finished jewelry on consignment with customers that may not be returned or may be returned in a condition that does not meet the Company’s current grading standards.

Total net loose jewel inventories at March 31, 2012 and December 31, 2011, including inventory on consignment net of reserves, were $30.15 million and $30.78 million, respectively. The loose jewel inventories at March 31, 2012 and December 31, 2011 include an inventory reserve for shrinkage, or jewels on review with prospective customers and vendors that may not be returned to the Company, of $5,000 and $14,000, respectively. Loose jewel inventories at March 31, 2012 and December 31, 2011 also include an inventory reserve for recuts, or the projected material loss resulting from the recutting of damaged jewels into smaller loose jewels to remove the damage, of $33,000 and $30,000, respectively.

Total net jewelry inventories at March 31, 2012 and December 31, 2011, including inventory on consignment net of reserves and including new jewelry manufactured by the Company since entering the finished jewelry business in 2010, were $4.30 million and $4.11 million, respectively. Jewelry inventories consist primarily of finished goods, a portion of which the Company acquired as part of a January 2009 settlement agreement with a former manufacturer customer to reduce the outstanding receivable to the Company. Due to the lack of a plan to market this inventory at that time, a jewelry inventory reserve was established to reduce the majority of the jewelry inventory value to scrap value, or the amount the Company would expect to obtain by melting the gold in the jewelry and returning to loose-jewel finished goods inventory those jewels that meet grading standards. This scrap reserve has declined as the associated jewelry is sold down, with a balance of $130,000 and $173,000 at March 31, 2012 and December 31, 2011, respectively. Because the finished jewelry the Company began manufacturing in 2010 after it entered that business was made pursuant to an operational plan to market and sell the inventory, it is not subject to this reserve. The finished jewelry inventories at March 31, 2012 and December 31, 2011 also include an inventory reserve for jewelry in need of repair of $48,000 and $45,000, respectively.

The need for adjustments to inventory reserves is evaluated on a period-by-period basis.

7.	INCOME TAXES

The Company recognized an income tax net benefit of approximately $318,000 for the three months ended March 31, 2012 compared to an income tax expense of approximately $22,000 for the three months ended March 31, 2011.

During 2008, the Company recorded a full valuation allowance against certain deferred tax assets consisting primarily of net operating loss carryforwards. Due to continued uncertainty over sufficient future taxable income to fully utilize these deferred tax assets, the Company did not record an income tax expense or income tax benefit for the pretax income and pretax losses incurred during the three months ended March 31, 2012 and 2011, respectively, nor did the Company reduce the valuation allowance against these deferred tax assets. Until such time that the uncertainty for utilization of the remaining net operating losses is overcome, the Company does not expect to recognize income tax expense or benefit for operating income or loss, respectively, in future periods.

During the three months ended March 31, 2012, the Company entered into a voluntary disclosure agreement with a taxing authority for which the Company had previously recorded a liability for an uncertain tax position. As a result of the agreement, the Company reduced its total recorded liabilities relating to uncertain tax positions by approximately $320,000 and recognized a corresponding income tax benefit. This benefit was offset by approximately $2,000 of income tax expense for estimated tax, penalties, and interest for other uncertain tax positions.

During the three months ended March 31, 2011, the Company recognized approximately $22,000 of income tax expense for estimated tax, penalties, and interest associated with uncertain tax positions.

8.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

In March 2004, the Company entered into a seven-year lease, beginning in August 2004, for approximately 16,500 square feet of mixed-use space from an unaffiliated third party at a base cost with escalations throughout the lease term plus additional common-area expenses based on the Company’s proportionate share of the lessor’s operating costs. The lease provided for two rent holidays, during which no rent was payable, and a moving allowance. In January 2011, the Company amended the lease effective January 1, 2011 to extend the term through January 2017 in exchange for a reduced rental rate and 50% rent abatement in the first 12 months of the extended term. The amended lease includes 3% annual rent escalations and a one-time option to terminate the lease effective as of July 31, 2014. The Company recognizes rent expense on a straight-line basis, giving consideration to the rent holidays, the moving allowance paid to the Company, and the rent abatement. At the Company’s option, the amended lease can be extended for one five-year period. As of March 31, 2012, the Company’s future minimum payments under this operating lease were as follows:

2012	$101,437
2013	139,307
2014	143,486
2015	147,791
2016	152,224
2017	13,066
Total	$697,311

Rent expense for the three months ended March 31, 2012 and 2011 was approximately $51,000 and $46,000, respectively.

Purchase Commitments

On June 6, 1997, the Company entered into an amended and restated exclusive supply agreement with Cree, Inc. (“Cree”). The exclusive supply agreement had an initial term of ten years that was extended in January 2005 to July 2015. In connection with the amended and restated exclusive supply agreement, the Company has committed to purchase from Cree a minimum of 50%, by dollar volume, of its raw material SiC crystal requirements. If the Company’s orders require Cree to expand beyond specified production levels, the Company must commit to purchase certain minimum quantities. No outstanding purchase commitments existed under the amended and restated exclusive supply agreement as of March 31, 2012.

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

9.	STOCK-BASED COMPENSATION

The following table summarizes the components of the Company’s stock-based compensation included in net loss:

	Three Months Ended March 31,
	2012	2011
Employee stock options	$165,274	$109,772
Consultant stock options	-	38,861
Restricted stock awards	124,135	70,710
Income tax benefit	(45,006)	(39,726)
Totals	$244,403	$179,617

Due to the Company’s valuation allowance against deferred tax assets, all of the above income tax benefit was reserved as of March 31, 2012. No stock-based compensation was capitalized as a cost of inventory during the three months ended March 31, 2012 and 2011.

Stock Options - The following is a summary of the stock option activity for the three months ended March 31, 2012:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2011	1,157,579	$2.16
Granted	101,136	$4.08
Exercised	(50,440)	$2.11
Forfeited	(5,000)	$0.46
Expired	(7,039)	$7.82
Outstanding, March 31, 2012	1,196,236	$2.30

The weighted average grant date fair value of stock options granted during the three months ended March 31, 2012 was $2.89. The total fair value of stock options that vested during the three months ended March 31, 2012 was approximately $169,000. The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions for stock options granted during the three months ended March 31, 2012:

Dividend yield	0.0%
Expected volatility	92.7%
Risk-free interest rate	0.84%
Expected lives (years)	5.0

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

The following table summarizes information about stock options outstanding at March 31, 2012:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Balance as of 3/31/2012	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 3/31/2012	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 3/31/2012	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
1,196,236	8.56	$2.30	585,800	7.97	$2.17	1,111,124	8.50	$2.27

As of March 31, 2012, the unrecognized stock-based compensation expense related to unvested stock options was approximately $912,000, which is expected to be recognized over a weighted average period of approximately 28 months.

The aggregate intrinsic value of stock options outstanding, exercisable, and vested or expected to vest at March 31, 2012 was approximately $2.90 million, $1.56 million, and $2.73 million, respectively. This amount is before applicable income taxes and represents the closing market price of the Company’s common stock at March 31, 2012 less the grant price, multiplied by the number of stock options that have a grant price that is less than the closing market price. This amount represents the amount that would have been received by the optionees had these stock options been exercised on that date. During the three months ended March 31, 2012, the aggregate intrinsic value of stock options exercised was approximately $108,000.

Restricted Stock - The following is a summary of the restricted stock activity for the three months ended March 31, 2012:

	Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2011	239,389	$2.92
Granted	25,000	$2.74
Vested	(6,251)	$2.74
Canceled	-	$-
Unvested, March 31, 2012	258,138	$2.90

As of March 31, 2012, the unrecognized stock-based compensation expense related to unvested restricted stock was approximately $364,000, which is expected to be recognized over a weighted average period of approximately 33 months.

Dividends - The Company has not paid any cash dividends in the current year through March 31, 2012.

10.	NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods. Fully diluted net loss per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. Common equivalent shares consist of stock options that are computed using the treasury stock method.

The following table reconciles the differences between the basic and fully diluted earnings per share presentations:

	Three Months Ended March 31,
	2012	2011
Numerator:
Net loss	$(375,846)	$(236,388)

Denominator:
Weighted average common shares outstanding:
Basic	19,470,511	19,297,861
Stock options	-	-
Fully diluted	19,470,511	19,297,861

Net loss per common share:
Basic	$(0.02)	$(0.01)
Fully diluted	$(0.02)	$(0.01)

For the three months ended March 31, 2012 and 2011, stock options to purchase approximately 455,000 and 200,000 shares, respectively, were excluded from the computation of fully diluted net loss per common share because the exercise price of the stock options was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to net loss per common share.

11.	MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments, and trade accounts receivable. The Company maintains cash, cash equivalents, and investments with high-quality financial institutions and invests in low-risk securities, primarily money market funds or long-term U.S. government agency obligations. At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurable limits. The Company has never experienced any losses related to these balances. All of the Company’s non-interest bearing cash balances were fully insured at March 31, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning in 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and the Company’s non-interest bearing cash balances may again exceed federally insured limits. Interest-bearing amounts on deposit in excess of FDIC insurable limits at March 31, 2012 approximated $5.15 million.

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

As of March 31, 2012, two customers accounted for 44% and 10% of trade accounts receivable, respectively. As of December 31, 2011, three customers accounted for 29%, 12%, and 10% of trade accounts receivable, respectively.

A significant portion of sales is derived from certain customer relationships. The following is a summary of customers that represent greater than or equal to 10% of total gross sales:

	Three Months Ended March 31,
	2012	2011
Customer A	46%	3%
Customer B	12%	16%
Customer C	1%	24%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future. You should be aware that although the forward-looking statements included herein represent management’s current judgment and expectations, our actual results may differ materially from those projected, stated, or implied in these forward-looking statements as a result of many factors including, but not limited to, the following:

•	Our future financial performance depends upon increased consumer acceptance and growth of sales of our products resulting from our strategic initiatives.
•	We are currently substantially dependent on a limited number of distributors, jewelry manufacturers, and retailers for the sale of our products.
•	Though we have openly communicated our intentions with our current customers regarding our finished jewelry business, some of our wholesale customers may potentially perceive us as a competitor.
•	Our business and our results of operations could be materially adversely affected as a result of general economic and market conditions, including the current economic environment.
•	We expect to remain dependent upon Cree, Inc., or Cree, for the supply of our silicon carbide, or SiC,

crystals for the foreseeable future.
•	We face intense competition in the worldwide jewelry industry.
•	The financial difficulties or insolvency of one or more of our major customers could adversely affect results.
•	We are subject to certain risks due to our international distribution channels and vendors.
•	Sales of moissanite jewelry could be dependent upon the pricing of precious metals, which is beyond our control.
•	Seasonality of our business may adversely affect results.
•	We rely upon our ability to protect our intellectual property.
•
A failure of our information technology infrastructure or a failure to protect confidential information of our customers and our network against security breaches could adversely affect our business and operations.

•	Governmental regulation and oversight might adversely impact our operations.
•	Some anti-takeover provisions of our charter documents and agreements may delay or prevent a takeover of our company.
•	If we fail to evaluate, implement, and integrate strategic acquisition or disposition opportunities successfully, our business may suffer.

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

The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements, including a brief discussion of our business and products, key factors that impacted our performance, and a summary of our operating results. This information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2011. Historical results and percentage relationships among any amounts in the consolidated financial statements are not necessarily indicative of trends in operating results for future periods.

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

The wholesale finished jewelry business that we launched in 2010 is currently expanding through select retailers and television shopping networks, and we believe there is significant opportunity to expand these sales channels. We believe our finished jewelry business, including finished jewelry sold through our direct-to-consumer e-commerce and home party sales channels, allows us to have more control over the end product and enhance our relationships with consumers, as well as provide incremental sales and gross profit dollars due to the higher price points of finished jewelry containing moissanite relative to loose jewels. To that end, we are focusing on the following critical aspects of our strategic plan during 2012:

•
Developing brand strategies - Our goal is to build multiple brands around the moissanite jewel and finished jewelry collections in attractive and desirable jewelry designs, especially those featuring larger center stones that leverage moissanite’s point of differentiation. We believe branding will allow us to increase consumer awareness, which we expect to help drive sales and develop consumer brand recognition and loyalty. In January 2012, we entered into an exclusive partnership with Serenity Technologies, Inc., or Serenity, one of the world’s notable laboratories for gemstone enhancements, to create moissanite jewels with optical properties that are significantly whiter than our standard VG grade jewels. We are marketing these enhanced jewels under the Forever Brilliant® trademark as a premier brand to differentiate from other grades of our moissanite as well as moissanite sold by potential competitors in the future. We are targeting the JCK jewelry show in Las Vegas at the end of May 2012, which is the largest jewelry industry trade show in the U.S., to announce the launch of Forever Brilliant®. Our campaign includes banners throughout the show, an informational booth, and a catalog designed to highlight the features and benefits of the Forever Brilliant® jewel, with an emphasis on the improvement of up to four color grades whiter. Serenity has also developed proprietary technologies for treating moissanite to produce such colors as pink, blue, and yellow, among others, around which we are exploring additional product lines and branding strategies. In addition, we are in discussions with Serenity on more advanced enhancement processes that would be designed to further whiten the moissanite jewels to the colorless range on the GIA diamond color grading scale.

In October 2011, we engaged the services of a prominent luxury jewelry brand strategy, positioning, and marketing firm to assist us with formulating a cohesive branding strategy that encompasses Forever Brilliant® loose moissanite jewels, finished jewelry brands under leading designers, and our e-commerce and home party lines of business. Our initial efforts have resulted in new corporate and product logos, product packaging, and the planned introduction of designer branded finished jewelry. We believe our efforts to position Forever Brilliant® as the whitest and brightest moissanite jewel available anywhere in the world, the engagement of a prominent brand-building firm to convey our message, and the introduction of designer finished jewelry brands will help us to build brand recognition and increase consumer awareness of our products. We also expect that this strategy of building brand recognition will help to support revenue streams as our intellectual property rights expire in the future.

•
Launching our direct-to-consumer e-commerce website - Our direct-to-consumer e-commerce website, www.moissanite.com, went live to the public on August 23, 2011. Our focus in the latter part of 2011 was to improve site functionality, add new features, and increase product assortment. In the first half of 2012, we are developing a new lifestyle look as well as technologies to personalize the content of our website based on how the site is accessed. We are also continuing to add new site functionality such as custom packaging, gift messages and gift wrapping, user reviews and ratings, and exclusive designer collections, and to expand the site’s jewelry assortment through an exclusive agreement with one of the top jewelry manufacturers in the U.S. To complement our improved functionality and assortment on the site, we also began in the first quarter of 2012 to invest resources in online marketing campaigns, email marketing, and social marketing designed to increase traffic and sales conversion ratios. We believe our direct-to-consumer e-commerce sales channel will not only add to our top-line revenues in a significant manner, but will also play a key role in our campaign to increase overall consumer awareness of moissanite. We also envision e-commerce as a part of a broader effort to establish online connections with consumers that build our brands and our business with retail partners.

•
Launching our direct-to-consumer home party business - Our direct-to-consumer home party business, Lulu AvenueTM, soft-launched in January 2012 while we continued to develop our direct sales front-end and back-office system that supports our field personnel in their businesses and also provides operational support to drive the business forward. This system went live in April 2012 concurrently with our 55-page spring/summer catalog and a series of nationwide launch events designed to introduce Lulu AvenueTM jewelry products and the direct sales business opportunity. As we continue in 2012, our initiatives include the recruitment of independent sales representatives, targeted marketing and advertising campaigns, and product merchandising for future catalog seasons. We believe our direct-to-consumer home party sales channel will provide significant future sales growth, with an anticipated build in home parties during the third quarter of 2012 to a solid fourth quarter producing meaningful revenue. We also believe this sales channel will play a key role in our campaign to increase overall consumer awareness of moissanite.

As we execute our strategy to build and reinvest in the business, expenses and investment of cash will be required ahead of the revenue streams we expect in the future, and this may result in some unprofitable quarters as we experienced in the first quarter of 2012. However, one of our primary goals is to maintain positive cash flow each quarter to protect our cash position, and we were successful in generating $384,000 in cash flow from operations during the three months ended March 31, 2012. We will continue to diligently focus on cost containment and monitor our cash burn rate as we grow the business.

As a result of our ongoing efforts to execute our strategies, our total net sales for the three months ended March 31, 2012 of $4.18 million were 40% greater than total net sales during the same period of 2011, with finished jewelry sales of $1.72 million comprising 41% of our total net sales and improving 319% period to period. Wholesale loose jewel sales of $2.46 million comprised 59% of our total net sales and decreased 4% period to period. These fluctuations in sales by product mix are primarily the result of the timing of restocking orders received from our customer base and our continued focus on expansion into the finished jewelry business through the creation of new sales channels. We expect these fluctuations in product mix to continue as we execute our strategy of developing new wholesale and direct-to-consumer sales channels and expanding our finished jewelry business.

Operating expenses increased $989,000, or 53%, to $2.87 million for the three months ended March 31, 2012 when compared with the same period of 2011. Of this increase, sales and marketing expenses increased $821,000, or 120%, to $1.50 million, primarily as a result of personnel additions and advertising and marketing initiatives incurred to position our company for future growth, especially with respect to our two operating subsidiaries formed in 2011 for our e-commerce and home party direct sales businesses. As we grow our business, we continue to focus on closely managing our operating expenses by seeking the most cost effective and efficient solutions to our operating requirements. We incurred a net loss of $376,000, or $0.02 per share, for the three months ended March 31, 2012, primarily due to the increase in operating expenses and a slightly lower gross profit. This loss was offset in part by a $318,000 income tax net benefit. Our lower gross profit resulted from higher manufacturing overhead charged to cost of goods sold and a greater sales mix of finished jewelry that yields a lower markup on precious metals and labor.

The execution of our strategy to grow our company, with the ultimate goal of increasing consumer awareness and clearly communicating the value proposition of moissanite, is challenging and not without risk. As such, there can be no assurance that future results for each reporting period will exceed past results in sales, operating cash flow, and/or net income due to the challenging business environment in which we operate, our changing business model, and our investment in various initiatives to support our growth strategies. However, we remain committed to our current priorities of generating positive cash flow and strengthening our financial position through cost-management efforts and selling down our inventory while we execute and refine our strategy and messaging initiatives. We believe the results of these efforts will propel us to new heights of revenue growth and profitability and further enhance shareholder value in coming years, but we fully recognize the business and economic challenges in which we operate.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which we prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities. “Critical accounting policies and estimates” are defined as those most important to the financial statement presentation and that require the most difficult, subjective, or complex judgments. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Under different assumptions and/or conditions, actual results of operations may materially differ. We have disclosed our critical accounting policies and estimates in our Annual Report on Form 10-K for the year ended December 31, 2011, and that disclosure should be read in conjunction with this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth certain consolidated statements of operations data for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Net sales	$4,178,385	$2,977,556
Costs and expenses:
Cost of goods sold	2,027,686	1,328,521
Sales and marketing	1,501,921	681,285
General and administrative	1,357,172	1,184,972
Research and development	8,408	12,548
Total costs and expenses	4,895,187	3,207,326
Loss from operations	(716,802)	(229,770)
Other income (expense):
Interest income	23,865	17,919
Interest expense	(477)	(12)
Loss on call of long-term investments	-	(2,913)
Total other income	23,388	14,994
Loss before income taxes	(693,414)	(214,776)
Income tax net benefit (expense)	317,568	(21,612)
Net loss	$(375,846)	$(236,388)

Net Sales

Net sales for the three months ended March 31, 2012 and 2011 comprise the following:

	Three Months Ended March 31,		Change
	2012	2011	Dollars	Percent
Loose jewels	$2,458,321	$2,567,153	$(108,832)	-4%
Finished jewelry	1,720,064	410,403	1,309,661	319%
Total net sales	$4,178,385	$2,977,556	$1,200,829	40%

Net sales were $4.18 million for the three months ended March 31, 2012 compared to $2.98 million for the three months ended March 31, 2011, an increase of $1.20 million, or 40%. The improvement in net sales was primarily the result of a significant increase in finished jewelry sales to a major home shopping network customer. We anticipate orders and related sales of both loose moissanite jewels and finished jewelry featuring moissanite will improve as we continue to execute our growth strategies.

Sales of loose jewels represented 59% of total net sales for the three months ended March 31, 2012 compared to 86% of total net sales for the corresponding period of the prior year. For the three months ended March 31, 2012, loose jewel sales were $2.46 million compared to $2.57 million for the three months ended March 31, 2011, a decrease of $109,000, or 4%. This slight decrease was primarily attributable to the timing of restocking orders from a number of our existing domestic and international wholesale customers as they managed existing inventory ahead of the planned second quarter 2012 rollout of our Forever Brilliant® enhanced jewels.

Sales of finished jewelry represented 41% of total net sales for the three months ended March 31, 2012 compared to 14% of total net sales for the corresponding period of the prior year. For the three months ended March 31, 2012, finished jewelry sales were $1.72 million compared to $410,000 for the three months ended March 31, 2011, an increase of $1.31 million, or 319%. This increase was attributable to our continued focus on expansion into the finished jewelry business through the creation of new sales channels, including televised home shopping networks that are experiencing high levels of success with basic and designer-inspired fashion lines of finished moissanite jewelry.

United States, or U.S., net sales accounted for approximately 81% and 47% of total net sales during the three-month periods ended March 31, 2012 and 2011, respectively. U.S. sales increased 144% during the three months ended March 31, 2012 from the corresponding period of the previous year primarily as a result of a significant increase in finished jewelry sales to a major home shopping network customer.

Our two largest U.S. customers during the three months ended March 31, 2012 accounted for 46% and 12%, respectively, of our total sales compared to 3% and 16% during the same period of 2011. No additional U.S. customers accounted for more than 10% of total sales during the three months ended March 31, 2012 or 2011. We expect that we will remain dependent on our ability, and that of our largest customers, to maintain and enhance retail programs. A change in or loss of any of these customer or retailer relationships could have a material adverse effect on our results of operations.

International net sales accounted for approximately 19% and 53% of total net sales during the three months ended March 31, 2012 and 2011, respectively. International sales decreased 50% during the three months ended March 31, 2012 from the corresponding period of the previous year primarily as a result of the first quarter 2011 addition of a new distributor in India with a large initial order to open that market as well as increased sales to an existing distributor in India during that quarter, along with the timing of restocking orders in the first quarter of 2012 from our existing international customer base.

No international customers accounted for more than 10% of total sales during the three months ended March 31, 2012. One international customer accounted for 24% of our total sales in the same period of 2011 but did not account for a significant percentage of our total sales during the three months ended March 31, 2012. A portion of our international sales represents jewels sold internationally that may be re-imported to U.S. retailers. Our top three international distributors by sales volume during the three months ended March 31, 2012 were located in the United Kingdom, Hong Kong, and Italy.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31,		Change
	2012	2011	Dollars	Percent
Segment cost of goods sold
Loose jewels	$811,613	$854,311	$(42,698)	-5%
Finished jewelry	761,173	245,362	515,811	210%
Total segment cost of goods sold	1,572,786	1,099,673	473,113	43%
Non-segment cost of goods sold	454,900	228,848	226,052	99%
Total cost of goods sold	$2,027,686	$1,328,521	$699,165	53%

Total cost of goods sold was $2.03 million for the three months ended March 31, 2012 compared to $1.33 million for the three months ended March 31, 2011, an increase of $699,000, or 53%. Segment cost of goods sold is defined as product cost of goods sold excluding non-capitalized expenses from our manufacturing and production control departments, comprising personnel costs, depreciation, rent, utilities, and corporate overhead allocations; freight out; inventory valuation allowance adjustments; and other inventory adjustments, comprising costs of quality issues, damaged goods, and inventory writeoffs.

The increase in cost of goods sold was primarily due to a $516,000 increase in finished jewelry segment cost of goods sold, resulting from the 319% increase in finished jewelry sales during the first quarter, and a net increase in non-segment cost of goods sold of $226,000. The net increase in non-segment cost of goods sold comprises a $250,000 net increase in non-capitalized manufacturing and overhead expenses primarily due to staffing increases and investments in improved processing capabilities and a $45,000 increase in other inventory adjustments, offset in part by a $67,000 decrease in inventory valuation adjustments, including inventory shrinkage, recuts, repairs, and scrap reserves, and a $2,000 decrease in freight out. The increase in cost of goods sold was offset in part by a $43,000 decrease in loose jewel segment cost of goods sold resulting from the 4% decline in loose jewel sales during the three months ended March 31, 2012.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31,		Change
	2012	2011	Dollars	Percent
Sales and marketing	$1,501,921	$681,285	$820,636	120%

Sales and marketing expenses were $1.50 million for the three months ended March 31, 2012 compared to $681,000 for the three months ended March 31, 2011, an increase of $821,000, or 120%.

The increase in sales and marketing expenses was primarily due to a $458,000 net increase in compensation costs, a $121,000 increase in travel-related expenses resulting from new sales and marketing personnel and expanding business opportunities, a $64,000 net increase in advertising expenses, a $54,000 increase in office-related expenses to support a larger sales and marketing organization, a $43,000 increase in software maintenance agreements in support of our direct-to-consumer e-commerce and home party lines of business, a $39,000 increase in depreciation expense related to the www.moissanite.com e-commerce website, a $34,000 increase in consulting professional services for marketing and branding initiatives and the development of our home party direct sales channel, and an $8,000 increase in temporary corporate housing associated with the relocation of an employee. Compensation costs increased primarily as a result of merit salary adjustments in the first quarter of 2012 and new sales and marketing personnel added during the latter part of 2011 of $380,000, an increase in commissions of $86,000, an increase in stock-based compensation expense of $18,000, and an increase in employee relocation costs of $10,000, offset in part by a decrease in bonus expense of $21,000 and a decrease in severance pay of $14,000. The increase in advertising expenses comprises an increase in marketing, designer program development, Internet advertising, trade shows, and promotional kits of $146,000, offset in part by a decrease in cooperative advertising expenses of $82,000 resulting from fewer wholesale customers eligible to participate in this program and management’s estimate of utilization of the accrued expense. Because the cooperative advertising program is currently offered only to loose-jewel wholesale customers, we expect this expense as a percent of total sales will continue to decline as our finished jewelry sales to wholesale customers increase.

General and Administrative

General and administrative expenses for the three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31,		Change
	2012	2011	Dollars	Percent
General and administrative	$1,357,172	$1,184,972	$172,200	15%

General and administrative expenses were $1.36 million for the three months ended March 31, 2012 compared to $1.18 million for the three months ended March 31, 2011, an increase of $172,000, or 15%.

The increase in general and administrative expenses was primarily due to a $123,000 increase in bad debt expense associated with our allowance for doubtful accounts reserve policy, which estimates uncollectible accounts by aging category based on historical experience. Also contributing to the increase in general and administrative expenses were a $50,000 increase in consulting professional services relating to the implementation of our enterprise resource planning and financial reporting system that was placed in service during the first quarter of 2012, a $31,000 net increase in compensation costs, a $28,000 increase in depreciation and amortization expense related to additional information technology infrastructure to support a growing organization, a $19,000 increase in Board member compensation due to the addition of a Board seat and greater number of committee meetings held during the quarter for strategic matters, and a $6,000 increase in travel-related expenses associated with investor, customer, and supplier meetings. These increases were offset in part by a $33,000 decrease in legal professional services, a $29,000 decrease in investor and public relations professional services, a $7,000 decrease in commercial insurance expenses, a $6,000 decrease in audit and tax professional services due to the timing of work performed, a $5,000 decrease in rent expense as a result of greater allocations to cost of sales and sales and marketing functions, and a $5,000 decrease in office-related expenses.

Research and Development

Research and development expenses for the three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31,		Change
	2012	2011	Dollars	Percent
Research and development	$8,408	$12,548	$(4,140)	-33%

Research and development expenses were $8,000 for the three months ended March 31, 2012 compared to $13,000 for the three months ended March 31, 2011, a decrease of $4,000, or 33%.

The decrease in research and development expenses was primarily due to a $5,000 decrease in compensation costs as a result of our agreement with Serenity to enhance jewels and the reallocation of internal research and development resources to the manufacture of loose jewels.

Interest Income

Interest income for the three months ended March 31, 2012 and 2011 is as follows:

	Three Months Ended March 31,		Change
	2012	2011	Dollars	Percent
Interest income	$23,865	$17,919	$5,946	33%

Interest income was $24,000 for the three months ended March 31, 2012 compared to $18,000 for the three months ended March 31, 2011, an increase of $6,000, or 33%.

The increase in interest income resulted primarily from investing more cash in U.S. government agency securities and holding on average more cash in certificates of deposit during the three months ended March 31, 2012 as compared to the same period of 2011.

Provision for Income Taxes

We recognized an income tax net benefit of approximately $318,000 for the three months ended March 31, 2012 compared to an income tax expense of approximately $22,000 for the three months ended March 31, 2011.

During 2008, we recorded a full valuation allowance against certain deferred tax assets consisting primarily of net operating loss carryforwards. Due to continued uncertainty over sufficient future taxable income to fully utilize these deferred tax assets, we did not record an income tax expense or income tax benefit for the pretax income and pretax losses incurred during the three months ended March 31, 2012 and 2011, respectively, nor did we reduce the valuation allowance against these deferred tax assets. Until such time that the uncertainty for utilization of the remaining net operating losses is overcome, we do not expect to recognize income tax expense or benefit for operating income or loss, respectively, in future periods.

During the three months ended March 31, 2012, we entered into a voluntary disclosure agreement with a taxing authority for which we had previously recorded a liability for an uncertain tax position. As a result of the agreement, we reduced our total recorded liabilities relating to uncertain tax positions by approximately $320,000 and recognized a corresponding income tax benefit. This benefit was offset by approximately $2,000 of income tax expense for estimated tax, penalties, and interest for other uncertain tax positions.

During the three months ended March 31, 2011, we recognized approximately $22,000 of income tax expense for estimated tax, penalties, and interest associated with uncertain tax positions.

Our statutory tax rate is 37.3% and consists of the federal income tax rate of 34% and a blended state income tax rate of 3.3%, net of the federal benefit.

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of March 31, 2012, our principal sources of liquidity were cash and cash equivalents totaling $6.84 million, trade accounts receivable of $5.94 million, and short-term inventory of $7.20 million, as compared to cash and cash equivalents totaling $6.70 million, trade accounts receivable of $6.06 million, and short-term inventory of $6.85 million as of December 31, 2011. We had $3.76 million of highly liquid U.S. government agency securities at each of March 31, 2012 and December 31, 2011 that we classified as held-to-maturity long-term assets on our consolidated balance sheets due to our positive intention and ability to hold these securities until their maturity dates.

During the three months ended March 31, 2012, our working capital increased by approximately $218,000 to $18.41 million from $18.19 million at December 31, 2011. As described more fully below, the increase in working capital at March 31, 2012 is primarily attributable to an increase in cash and cash equivalents, a greater allocation of inventory to short-term, an increase in prepaid expenses and other assets, and a net decrease in accrued expenses and other liabilities, offset in part by a decrease in accounts receivable and an increase in trade accounts payable.

During the three months ended March 31, 2012, $384,000 of cash was provided by operations. The primary drivers of positive cash flow were $471,000 of net non-cash expenses included in our net loss of $376,000, a decrease in trade accounts receivable of $13,000, a net decrease in inventory of $490,000, and an increase in trade accounts payable of $507,000. These factors more than offset an increase in prepaid expenses and other assets of $19,000 and a net decrease in accrued liabilities of $700,000. Inventories decreased primarily due to sales in excess of production of loose jewels and finished jewelry, as we are currently limiting production of loose jewels and have continued to sell down finished jewelry produced in prior years in addition to new jewelry styles produced in the current year. Accounts payable increased primarily as a result of the timing of costs incurred but not yet paid as of March 31, 2012. Accounts receivable decreased primarily due to collection efforts, offset in part by extended customer payment terms that we offer in limited circumstances and on significant orders from time to time that may not immediately increase liquidity as a result of current-period sales. We believe our competitors and other vendors in the jewelry industry have also expanded their use of extended payment terms and, in aggregate, we believe that by expanding our use of extended payment terms, we have provided a competitive response in our market and that our net sales have been favorably impacted. We are unable to estimate the impact of this program on our net sales, but if we ceased providing extended payment terms in select instances, we believe we would not be competitive for some customers in the marketplace and that our net sales and profits would likely decrease. We have not experienced any significant accounts receivable write-offs related to revenue arrangements with extended payment terms.

We manufactured approximately $528,000 in loose jewels and $522,000 in finished jewelry, which includes the cost of the loose jewels and the purchase of precious metals and labor in connection with jewelry production, during the three months ended March 31, 2012. We expect our purchases of precious metals and labor to increase as we increase our finished jewelry business. In addition, from the beginning of 2006 through the first quarter of 2012, the price of gold has increased significantly (approximately 214%), resulting in higher retail price points for gold jewelry. Because the market price of gold and other precious metals is beyond our control, the recent upward price trends could continue and have a negative impact on our operating cash flow as we manufacture finished jewelry.

Historically, our raw material inventories of SiC crystals had been purchased under exclusive supply agreements with a limited number of suppliers. Because the supply agreements restricted the sale of these crystals exclusively to us, the suppliers negotiated minimum purchase commitments with us that, when combined with our reduced sales, have resulted in levels of inventories that are higher than we might otherwise maintain. We did not make any purchases of raw material inventory during the three months ended March 31, 2012. As of March 31, 2012, $27.36 million of our inventories were classified as long-term assets. Finished jewelry that we manufacture will utilize the finished good loose jewels currently on hand and, as we deplete certain shapes and sizes, our on-hand raw material SiC crystals of $3.71 million are expected to meet our replenishment needs. As a result, we do not anticipate the need to purchase raw material SiC crystals for the foreseeable future until our strategic initiatives gain significant traction.

Our Amended and Restated Exclusive Supply Agreement with Cree, or the Cree Exclusive Supply Agreement, for the supply of SiC crystals expires in July 2015. In connection with the Cree Exclusive Supply Agreement, we have committed to purchase from Cree a minimum of 50%, by dollar volume, of our raw material SiC crystal requirements. If our orders require Cree to expand beyond specified production levels, we must commit to purchase certain minimum quantities. As of March 31, 2012, we had no outstanding purchase commitments under the Cree Exclusive Supply Agreement.

We did not make any income tax payments during the three months ended March 31, 2012 due to our loss position and our net operating loss carryforwards. As of March 31, 2012, we had approximately $1.01 million of remaining federal income tax credits, $666,000 of which expire between 2012 and 2021 and the balance without an expiration, which can be carried forward to offset future income taxes. As of March 31, 2012, we also had a federal tax net operating loss carryforward of approximately $6.21 million expiring between 2020 and 2030, which can be used to offset against future federal taxable income, a North Carolina tax net operating loss carryforward of approximately $11.90 million expiring between 2015 and 2025, and various other state tax net operating loss carryforwards expiring between 2024 and 2030, which can be used to offset against future state taxable income.

In November 2009, our Board of Directors authorized a repurchase program for up to 1,000,000 shares of our common stock. The Board authorized an extension of the program in August 2010, and on August 9, 2011, the Board authorized a further extension of the program through August 12, 2012. Repurchases can be made in the open market or in privately negotiated transactions. We expect to use available cash to finance these purchases and will determine the timing and amount of stock repurchases based on our evaluation of market conditions, the market price of our common stock, and management’s assessment of our liquidity and cash flow needs. During the three months ended March 31, 2012, we repurchased no shares. As of May 9, 2012, we have repurchased an aggregate of 190,787 shares, and there remain 809,213 shares of our common stock approved for repurchase under the repurchase program.

We believe that our existing cash and cash equivalents and other working capital, together with future cash expected to be provided by operating activities, will be sufficient to meet our working capital and capital expenditure needs over the next 12 months. Our future capital requirements and the adequacy of available funds will depend on many factors, including our rate of sales growth, the expansion of our sales and marketing activities, the timing and extent of precious metals and labor purchases in connection with jewelry production to support our finished jewelry business, the timing of capital expenditures, and risk factors described in more detail in “Risk Factors” in this report and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011. Also, we may make investments in, or acquisitions of, complementary businesses, which could also require us to seek additional equity or debt financing.

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

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. During the three months ended March 31, 2012, we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material developments in the description of material legal proceedings as reported in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 1A.	Risk Factors

We discuss in our Annual Report on Form 10-K for the year ended December 31, 2011 various risks that may materially affect our business. There have been no material changes to such risks.

Item 6.	Exhibits

The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description
10.1
Memorandum of Understanding, dated January 24, 2012, between Charles & Colvard, Ltd. and Serenity Technologies, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K/A, as filed with the SEC on March 20, 2012)

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

101
The following materials from Charles & Colvard, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARLES & COLVARD, LTD.

	By:	/s/ Randy N. McCullough
May 14, 2012		Randy N. McCullough
President and Chief Executive Officer

	By:	/s/ Timothy L. Krist
May 14, 2012		Timothy L. Krist
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1
Memorandum of Understanding, dated January 24, 2012, between Charles & Colvard, Ltd. and Serenity Technologies, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K/A, as filed with the SEC on March 20, 2012)

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

101
The following materials from Charles & Colvard, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.