Form 10-Q
period 2012-06-30
CHARLES & COLVARD LTD
filed 2012-08-13
CIK 1015155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q
_________________
(Mark One)
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

As of August 8, 2012, there were 19,638,614 shares of the registrant’s common stock, no par value per share, outstanding.

CHARLES & COLVARD, LTD.

FORM 10-Q
For the Quarterly Period Ended June 30, 2012

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$10,211,206	$6,701,701
Accounts receivable, net	5,433,464	6,064,764
Interest receivable	1,889	12,109
Inventory, net	6,869,237	6,849,592
Prepaid expenses and other assets	595,378	419,729
Total current assets	23,111,174	20,047,895
Long-term assets:
Held-to-maturity investments	1,257,747	3,760,399
Inventory, net	27,376,869	28,157,497
Property and equipment, net	1,671,542	1,420,971
Intangible assets, net	259,010	248,812
Other assets	12,616	13,746
Total long-term assets	30,577,784	33,601,425
TOTAL ASSETS	$53,688,958	$53,649,320

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$744,491	$1,060,937
Accrued cooperative advertising	313,000	213,000
Accrued expenses and other liabilities	333,716	581,009
Total current liabilities	1,391,207	1,854,946
Long-term liabilities:
Accrued income taxes	383,152	741,645
Total liabilities	1,774,359	2,596,591
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value	53,252,509	52,833,716
Additional paid-in capital – stock-based compensation	8,038,228	7,767,877
Accumulated deficit	(9,376,138)	(9,548,864)
Total shareholders’ equity	51,914,599	51,052,729
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$53,688,958	$53,649,320

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$5,058,227	$2,994,280	$9,236,612	$5,971,836
Costs and expenses:
Cost of goods sold	1,642,759	1,296,635	3,670,445	2,625,156
Sales and marketing	1,583,895	551,981	3,085,816	1,233,266
General and administrative	1,285,294	1,133,403	2,642,466	2,318,375
Research and development	8,381	30,958	16,789	43,506
Loss on abandonment of assets	-	94,408	-	94,408
Total costs and expenses	4,520,329	3,107,385	9,415,516	6,314,711
Income (loss) from operations	537,898	(113,105)	(178,904)	(342,875)
Other income (expense):
Interest income	17,823	23,339	41,688	41,258
Interest expense	(127)	(250)	(604)	(262)
Loss on call of long-term investments	-	-	-	(2,913)
Total other income	17,696	23,089	41,084	38,083
Income (loss) before income taxes	555,594	(90,016)	(137,820)	(304,792)
Income tax net (expense) benefit	(7,022)	(13,298)	310,546	(34,910)
Net income (loss)	$548,572	$(103,314)	$172,726	$(339,702)

Net income (loss) per common share:
Basic	$0.03	$(0.01)	$0.01	$(0.02)
Fully diluted	$0.03	$(0.01)	$0.01	$(0.02)

Weighted average number of shares used in computing net income (loss) per common share:
Basic	19,564,451	19,471,342	19,517,481	19,385,081
Fully diluted	19,972,267	19,471,342	19,905,582	19,385,081

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$172,726	$(339,702)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	265,607	87,735
Amortization of bond premium	2,652	2,247
Stock-based compensation	569,230	478,355
Provision for uncollectible accounts	245,460	78,985
Provision for sales returns	170,000	(32,000)
Provision for inventory reserves	26,000	(7,000)
Loss on abandonment of assets	-	94,408
Loss on call of long-term investments	-	2,913
Changes in assets and liabilities:
Accounts receivable	215,840	(538,934)
Interest receivable	10,220	(584)
Income tax receivable	-	113,030
Inventory	734,983	1,256,382
Prepaid expenses and other assets, net	(174,519)	(75,893)
Accounts payable	(316,446)	250,036
Accrued cooperative advertising	100,000	107,000
Accrued income taxes	(358,493)	34,909
Other accrued liabilities	(247,293)	(126,323)
Net cash provided by operating activities	1,415,967	1,385,564

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(485,878)	(581,669)
Purchases of long-term investments	-	(4,745,625)
Proceeds from call of long-term investments	2,500,000	2,250,000
Patent, license rights, and trademark costs	(40,498)	(10,433)
Net cash provided by (used in) investing activities	1,973,624	(3,087,727)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock option exercises	119,914	24,815
Net cash provided by financing activities	119,914	24,815

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,509,505	(1,677,348)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,701,701	7,736,044
CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,211,206	$6,058,696

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$604	$262
Cash paid during the year for income taxes	$11,800	$-

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

Basis of Presentation and Principles of Consolidation - The accompanying unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, the unaudited statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2012.

The consolidated financial statements as of and for the three and six months ended June 30, 2012 and 2011 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of December 31, 2011 is derived from the audited financial statements as of that date. The accompanying statements should be read in conjunction with the audited financial statements and related notes, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 29, 2012 (the “2011 Annual Report”).

The accompanying consolidated financial statements as of and for the three and six months ended June 30, 2012 and 2011 include the accounts of the Company and its wholly owned subsidiaries Moissanite.com, LLC, formed in 2011; Charles & Colvard Direct, LLC, formed in 2011; and Charles & Colvard (HK) Ltd., the Company’s Hong Kong subsidiary that became a dormant entity in the second quarter of 2009 and the operations of which ceased in 2008. All intercompany accounts have been eliminated.

Significant Accounting Policies - In the opinion of the Company’s management, the significant accounting policies used for the three and six months ended June 30, 2012 are consistent with those used for the year ended December 31, 2011. Accordingly, please refer to the 2011 Annual Report for the Company’s significant accounting policies.

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

Recently Adopted/Issued Accounting Pronouncements - All new and recently issued, but not yet effective, accounting pronouncements have been deemed to be not relevant to the Company and therefore are not expected to have a material impact once adopted.

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

The Company evaluates the performance of its segments based on net sales and segment gross profit, or the excess of product sales over segment cost of goods sold. Segment cost of goods sold is defined as product cost of goods sold excluding non-capitalized expenses from the Company’s manufacturing and production control departments, comprising personnel costs, depreciation, rent, utilities, and corporate overhead allocations; freight out; inventory valuation allowance adjustments; and other inventory adjustments, comprising costs of quality issues, damaged goods, and inventory write-offs. Accordingly, also excluded from the Company’s segment performance measures are operating expenses, comprising sales and marketing, general and administrative, and research and development expenses; interest; and taxes.

Summary information by segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Loose jewels
Net sales	$4,089,735	$2,472,971	$6,548,056	$5,040,124
Segment cost of goods sold	1,116,673	807,603	1,928,286	1,661,914
Segment gross profit	$2,973,062	$1,665,368	$4,619,770	$3,378,210

Finished jewelry
Net sales	$968,492	$521,309	$2,688,556	$931,712
Segment cost of goods sold	112,930	274,241	874,103	519,603
Segment gross profit	$855,562	$247,068	$1,814,453	$412,109

A reconciliation of the Company’s segment cost of goods sold to cost of goods sold as reported in the consolidated financial statements is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Segment cost of goods sold	$1,229,603	$1,081,844	$2,802,389	$2,181,517
Non-capitalized manufacturing and production control expenses	332,259	182,199	738,388	338,128
Freight out	24,114	13,767	41,497	33,158
Inventory valuation allowances	72,000	(28,000)	26,000	(7,000)
Other inventory adjustments	(15,217)	46,825	62,171	79,353
Cost of goods sold	$1,642,759	$1,296,635	$3,670,445	$2,625,156

The Company’s net inventories by segment are as follows:

	June 30, 2012	December 31, 2011
Loose jewels
Raw materials	$3,706,059	$6,047,047
Work-in-process	3,986,802	2,505,219
Finished goods	20,839,411	21,722,869
Finished goods on consignment	425,063	505,753
Totals	$28,957,335	$30,780,888

Finished jewelry
Raw materials	$272,157	$226,972
Work-in-process	199,588	85,786
Finished goods	4,252,422	3,292,810
Finished goods on consignment	442,831	499,577
Totals	$5,166,998	$4,105,145

Supplies inventories of approximately $122,000 and $121,000 at June 30, 2012 and December 31, 2011, respectively, included in finished goods inventories in the consolidated financial statements are omitted from inventories by segment because they are used in both product lines and are not maintained separately.

The Company recognizes sales by geographic area based on the country in which the customer is based. A portion of the Company’s international sales represents products sold internationally that may be re-imported to United States (“U.S.”) retailers. The following presents certain data by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales
United States	$4,028,212	$1,964,668	$7,419,159	$3,354,311
International	1,030,015	1,029,612	1,817,453	2,617,525
Totals	$5,058,227	$2,994,280	$9,236,612	$5,971,836

	June 30, 2012	December 31, 2011
Property and equipment, net
United States	$1,671,542	$1,420,971
International	-	-
Total	$1,671,542	$1,420,971

	June 30, 2012	December 31, 2011
Intangible assets, net
United States	$68,793	$73,701
International	190,217	175,111
Total	$259,010	$248,812

4.	INVESTMENTS

Investments consist of long-term U.S. government agency securities carried at amortized cost using the effective interest method. The Company classifies its marketable securities as held-to-maturity based upon management’s positive intention and ability to hold these securities until their maturity dates.

The following table summarizes information about held-to-maturity investments at June 30, 2012:

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
U.S. government agency securities	$1,257,747	$15,225	$1,272,972

As of June 30, 2012, the estimated fair value of the investments was greater than the amortized cost. Because management intends to hold the investments until their maturity dates, this unrealized gain was not recorded in the consolidated financial statements.

The maturities of held-to-maturity investments at June 30, 2012 were as follows:

	After 1 Year through 2 Years	After 2 Years through 3 Years	After 3 Years through 4 Years	After 4 Years through 5 Years	Total
U.S. government agency securities	$507,747	$-	$-	$750,000	$1,257,747

5.	FAIR VALUE MEASUREMENTS

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

The Company evaluates assets and liabilities subject to fair value measurements on a recurring and non-recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by management of the Company. The instruments identified as subject to fair value measurements on a recurring basis are cash and cash equivalents, trade accounts receivable, held-to-maturity investments, trade accounts payable, and accrued expenses. All instruments other than held-to-maturity investments are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments. The estimated fair value of the Company’s held-to-maturity investments as of June 30, 2012 utilized Level 2 inputs of similar investments traded on active securities exchanges.

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

6.	INVENTORIES

The Company’s total inventories, net of reserves, consisted of the following as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Raw materials	$3,978,216	$6,274,019
Work-in-process	4,186,390	2,591,005
Finished goods	25,501,606	25,398,735
Finished goods on consignment	878,894	1,016,330
Less inventory reserves	(299,000)	(273,000)
Totals	$34,246,106	$35,007,089

Short-term portion	$6,869,237	$6,849,592
Long-term portion	27,376,869	28,157,497
Totals	$34,246,106	$35,007,089

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

The Company’s work-in-process inventories include raw SiC crystals on which processing costs, such as labor and sawing, have been incurred and components, such as metal castings and finished good moissanite jewels, that have been issued to jobs in the manufacture of finished jewelry. The Company’s moissanite jewel manufacturing process involves the production of intermediary shapes, called “preforms,” that vary depending upon the size and shape of the finished jewel. To maximize manufacturing efficiencies, preforms may be made in advance of current finished inventory needs but remain in work-in-process inventories. As of June 30, 2012 and December 31, 2011, work-in-process inventories issued to active production jobs approximated $843,000 and $513,000, respectively.

Obsolescence is not a factor in the Company’s loose jewel inventory valuation. The Company’s jewels do not degrade over time and inventory generally consists of the shapes and sizes most commonly used in the jewelry industry. In addition, the majority of jewel inventory is not mounted in finished jewelry settings and is therefore not subject to fashion trends. The Company has very small market penetration in the worldwide jewelry market, and the Company has the exclusive right in the U.S. through mid-2015 and in many other countries through mid-2016 to produce and sell created SiC for use in jewelry applications. In view of the foregoing factors, management has concluded that no excess or obsolete loose jewel inventory reserve requirements existed as of June 30, 2012.

In 2010, the Company began manufacturing finished jewelry featuring moissanite. Finished jewelry is more fashion oriented and subject to styling trends that could render certain designs obsolete. The majority of the Company’s finished jewelry is held in inventory for resale and consists of such basic designs as stud earrings, solitaire and three-stone rings, pendants, and bracelets that tend not to be subject to significant obsolescence risk due to their classic styling. In addition, the Company manufactures small individual quantities of designer-inspired fashion jewelry as part of its sample line that are used in the selling process to its wholesale customers. Typically in the jewelry industry, slow-moving or discontinued lines are sold as closeouts in alternative sales channels. The Company reviews the finished jewelry inventory on an ongoing basis for any lower of cost or market and obsolescence issues and has concluded that no such finished jewelry inventory reserve requirements relating to the Company’s finished jewelry products existed as of June 30, 2012.

Periodically, the Company ships finished goods inventory to customers on consignment terms. Under these terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. Finished goods on consignment are net of a shrinkage reserve of $11,000 at each of June 30, 2012 and December 31, 2011 to allow for certain loose jewels and finished jewelry on consignment with customers that may not be returned or may be returned in a condition that does not meet the Company’s current grading standards.

Total net loose jewel inventories at June 30, 2012 and December 31, 2011, including inventory on consignment net of reserves, were $28.96 million and $30.78 million, respectively. The loose jewel inventories at June 30, 2012 and December 31, 2011 include an inventory reserve for shrinkage, or jewels on review with prospective customers and vendors that may not be returned to the Company, of $51,000 and $14,000, respectively. Loose jewel inventories at

June 30, 2012 and December 31, 2011 also include an inventory reserve for recuts, or the projected material loss resulting from the recutting of damaged jewels into smaller loose jewels to remove the damage, of $36,000 and $30,000, respectively.

Total net jewelry inventories at June 30, 2012 and December 31, 2011, including inventory on consignment net of reserves and including new jewelry manufactured by the Company since entering the finished jewelry business in 2010, were $5.17 million and $4.11 million, respectively. Jewelry inventories consist primarily of finished goods, a portion of which the Company acquired as part of a January 2009 settlement agreement with a former manufacturer customer to reduce the outstanding receivable to the Company. Due to the lack of a plan to market this inventory at that time, a jewelry inventory reserve was established to reduce the majority of the jewelry inventory value to scrap value, or the amount the Company would expect to obtain by melting the gold in the jewelry and returning to loose-jewel finished goods inventory those jewels that meet grading standards. This scrap reserve is adjusted at each reporting period for the market price of gold and has generally declined as the associated jewelry is sold down, with a balance of $150,000 and $173,000 at June 30, 2012 and December 31, 2011, respectively. Because the finished jewelry the Company began manufacturing in 2010 after it entered that business was made pursuant to an operational plan to market and sell the inventory, it is not subject to this reserve. The finished jewelry inventories at December 31, 2011 also include an inventory reserve for jewelry in need of repair of $45,000.

The need for adjustments to inventory reserves is evaluated on a period-by-period basis.

7.	INCOME TAXES

The Company recognized an income tax expense of approximately $7,000 for the three months ended June 30, 2012 and an income tax net benefit of approximately $311,000 for the six months ended June 30, 2012, as compared to an income tax expense of approximately $13,000 and $35,000 for the three and six months ended June 30, 2011, respectively.

During 2008, the Company recorded a full valuation allowance against certain deferred tax assets consisting primarily of net operating loss carryforwards. Due to continued uncertainty over sufficient future taxable income to fully utilize these deferred tax assets, the Company did not record an income tax expense for the pretax income incurred during the three months ended June 30, 2012 or an income tax benefit for the pretax losses incurred during the six months ended June 30, 2012 and the three and six months ended June 30, 2011, nor did the Company reduce the valuation allowance against these deferred tax assets. Until such time that the uncertainty for utilization of the remaining net operating losses is overcome, the Company does not expect to recognize income tax expense or benefit for operating income or loss, respectively, in future periods.

The Company recognized approximately $7,000 and $13,000 of income tax expense for the three months ended June 30, 2012 and 2011, respectively, and approximately $35,000 of income tax expense for the six months ended June 30, 2011 for estimated tax, penalties, and interest associated with uncertain tax positions. During the six months ended June 30, 2012, the Company entered into a voluntary disclosure agreement with a taxing authority for which the Company had previously recorded a liability for an uncertain tax position. As a result of the agreement, the Company reduced its total recorded liabilities relating to uncertain tax positions by approximately $320,000 and recognized a corresponding income tax benefit. This benefit was offset by approximately $9,000 of income tax expense for estimated tax, penalties, and interest for other uncertain tax positions.

8.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

In March 2004, the Company entered into a seven-year lease, beginning in August 2004, for approximately 16,500 square feet of mixed-use space from an unaffiliated third party at a base cost with escalations throughout the lease term plus additional common-area expenses based on the Company’s proportionate share of the lessor’s operating costs. The lease provided for two rent holidays, during which no rent was payable, and a moving allowance. In January 2011, the Company amended the lease effective January 1, 2011 to extend the term through January 2017 in exchange for a reduced rental rate and 50% rent abatement in the first 12 months of the extended term. The amended lease includes 3% annual rent escalations and a one-time option to terminate the lease effective as of July 31, 2014. The Company recognizes rent expense on a straight-line basis, giving consideration to the rent holidays, the moving allowance paid to the Company, and the rent abatement. At the Company’s option, the amended lease can be extended for one five-year period. As of June 30, 2012, the Company’s future minimum payments under this operating lease were as follows:

2012	$67,625
2013	139,307
2014	143,486
2015	147,791
2016	152,224
2017	13,066
Total	$663,499

Rent expense for the three months ended June 30, 2012 and 2011 was approximately $49,000 and $48,000, respectively. Rent expense for the six months ended June 30, 2012 and 2011 was approximately $100,000 and $94,000, respectively.

Purchase Commitments

On June 6, 1997, the Company entered into an amended and restated exclusive supply agreement with Cree, Inc. (“Cree”). The exclusive supply agreement had an initial term of ten years that was extended in January 2005 to July 2015. In connection with the amended and restated exclusive supply agreement, the Company has committed to purchase from Cree a minimum of 50%, by dollar volume, of its raw material SiC crystal requirements. If the Company’s orders require Cree to expand beyond specified production levels, the Company must commit to purchase certain minimum quantities. No outstanding purchase commitments existed under the amended and restated exclusive supply agreement as of June 30, 2012.

Legal Proceedings

On July 26, 2011, the Company learned that BetterThanDiamond.com requested that the U.S. Patent and Trademark Office (“USPTO”) conduct an ex parte re-examination of the Company’s U.S. Patent No. 5,723,391 (the “‘391 Patent”) for manufacturing silicon carbide gemstones based on claims of prior art. On October 5, 2011, the USPTO granted the re-examination request based on its finding that the information provided in the request raises “a substantial new question of patentability.” On May 30, 2012, the USPTO issued a non-final Office Action in Ex Parte Re-examination that rejected Claims 1 through 3 of the ‘391 Patent based on its initial review of the prior art. As this action is non-final, the ‘391 Patent remains valid and enforceable until the ‘391 Patent expires, subject to a final order cancelling the patent prior to its expiration date. On July 27, 2012, the Company responded to the USPTO for the first time in this matter, a process that involves the introduction of any evidence, counter-argument, or defense to the claims of prior art. The Company firmly believes that the ‘391 Patent is valid and enforceable and is committed to vigorously defending the ‘391 Patent.

9.	STOCK-BASED COMPENSATION

The following table summarizes the components of the Company’s stock-based compensation included in net income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Employee stock options	$115,372	$53,176	$280,646	$162,948
Consultant stock options	-	17,691	-	56,552
Restricted stock awards	164,449	188,145	288,584	258,855
Income tax benefit	(59,623)	(74,628)	(104,629)	(114,354)
Totals	$220,198	$184,384	$464,601	$364,001

Due to the Company’s valuation allowance against deferred tax assets, all of the above income tax benefit was reserved as of June 30, 2012. No stock-based compensation was capitalized as a cost of inventory during the three and six months ended June 30, 2012 and 2011.

Stock Options - The following is a summary of the stock option activity for the six months ended June 30, 2012:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2011	1,157,579	$2.16
Granted	131,136	$4.06
Exercised	(60,332)	$1.99
Forfeited	(10,000)	$1.92
Expired	(12,499)	$7.34
Outstanding, June 30, 2012	1,205,884	$2.32

The weighted average grant date fair value of stock options granted during the six months ended June 30, 2012 was $2.87. The total fair value of stock options that vested during the six months ended June 30, 2012 was approximately $227,000. The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions for stock options granted during the six months ended June 30, 2012:

Dividend yield	0.0%
Expected volatility	92.8%
Risk-free interest rate	0.82%
Expected lives (years)	5.0

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

The following table summarizes information about stock options outstanding at June 30, 2012:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Balance as of 6/30/2012	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 6/30/2012	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 6/30/2012	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
1,205,884	8.41	$2.32	599,198	7.90	$2.17	1,131,839	8.36	$2.29

As of June 30, 2012, the unrecognized stock-based compensation expense related to unvested stock options was approximately $869,000, which is expected to be recognized over a weighted average period of approximately 26 months.

The aggregate intrinsic value of stock options outstanding, exercisable, and vested or expected to vest at June 30, 2012 was approximately $1.93 million, $1.10 million, and $1.85 million, respectively. This amount is before applicable income taxes and represents the closing market price of the Company’s common stock at June 30, 2012 less the grant price, multiplied by the number of stock options that have a grant price that is less than the closing market price. This amount represents the amount that would have been received by the optionees had these stock options been exercised on that date. During the three and six months ended June 30, 2012, the aggregate intrinsic value of stock options exercised was approximately $25,000 and $133,000, respectively.

Restricted Stock - The following is a summary of the restricted stock activity for the six months ended June 30, 2012:

	Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2011	239,389	$2.92
Granted	114,843	$3.68
Vested	(149,891)	$2.92
Canceled	-	$-
Unvested, June 30, 2012	204,341	$3.34

As of June 30, 2012, the unrecognized stock-based compensation expense related to unvested restricted stock was approximately $641,000, which is expected to be recognized over a weighted average period of approximately 21 months.

Dividends - The Company has not paid any cash dividends in the current year through June 30, 2012.

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

The following table reconciles the differences between the basic and fully diluted earnings per share presentations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net income (loss)	$548,572	$(103,314)	$172,726	$(339,702)

Denominator:
Weighted average common shares outstanding:
Basic	19,564,451	19,471,342	19,517,481	19,385,081
Stock options	407,816	-	388,101	-
Fully diluted	19,972,267	19,471,342	19,905,582	19,385,081

Net income (loss) per common share:
Basic	$0.03	$(0.01)	$0.01	$(0.02)
Fully diluted	$0.03	$(0.01)	$0.01	$(0.02)

For the three months ended June 30, 2012 and 2011, stock options to purchase approximately 313,000 and 781,000 shares, respectively, were excluded from the computation of fully diluted net income (loss) per common share because the exercise price of the stock options was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to net income (loss) per common share. For the six months ended June 30, 2012 and 2011, stock options to purchase approximately 390,000 and 781,000 shares, respectively, were excluded from the computation of fully diluted net income (loss) per common share because the exercise price of the stock options was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to net income (loss) per common share.

11.	MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments, and trade accounts receivable. The Company maintains cash, cash equivalents, and investments with high-quality financial institutions and invests in low-risk securities, primarily money market funds or long-term U.S. government agency obligations. At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurable limits. The Company has never experienced any losses related to these balances. All of the Company’s non-interest bearing cash balances were fully insured at June 30, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning in 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and the Company’s non-interest bearing cash balances may again exceed federally insured limits. Interest-bearing amounts on deposit in excess of FDIC insurable limits at June 30, 2012 approximated $7.68 million.

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

As of June 30, 2012, one customer accounted for 22% of trade accounts receivable. As of December 31, 2011, three customers accounted for 29%, 12%, and 10% of trade accounts receivable, respectively.

A significant portion of sales is derived from certain customer relationships. The following is a summary of customers that represent greater than or equal to 10% of total gross sales:

	Three Months Ended June 30,
	2012	2011
Customer A	17%	10%
Customer B	16%	1%
Customer C	14%	17%
Customer D	11%	10%
Customer E	2%	14%

	Six Months Ended June 30,
	2012	2011
Customer A	30%	7%
Customer B	10%	1%
Customer C	13%	17%
Customer E	1%	19%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We sell our loose moissanite jewels at wholesale to some of the largest distributors and manufacturers in the world, which mount them into fine jewelry to be sold at retail outlets and via the Internet. We also sell loose moissanite jewels and finished jewelry at wholesale to retailers to be sold to end consumers and, in the third quarter of 2011, we established a direct-to-consumer e-commerce sales channel through our wholly owned operating subsidiary Moissanite.com, LLC that sells both loose moissanite jewels and finished jewelry. Additionally, in April 2012 we officially launched a direct-to-consumer home party sales channel through our wholly owned operating subsidiary Charles & Colvard Direct, LLC that sells finished jewelry. We believe the expansion of our sales channels to the jewelry trade and the end consumer with branded finished moissanite jewelry creates a more compelling consumer value proposition to drive increased demand.

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

The wholesale finished jewelry business that we launched in 2010 is currently expanding through select retailers and television shopping networks, and we believe there is significant opportunity to expand these sales channels. We believe our finished jewelry business, including finished jewelry sold through our direct-to-consumer e-commerce and home party sales channels, allows us to have more control over the end product and enhance our relationships with consumers, as well as provide incremental sales and gross profit dollars due to the higher price points of finished jewelry containing moissanite relative to loose jewels. To that end, we are focusing on the following critical aspects of our strategic plan during 2012:

•
Developing brand strategies - Our goal is to build multiple brands around the moissanite jewel and finished jewelry collections in attractive and desirable jewelry designs, especially those featuring larger center stones that leverage moissanite’s point of differentiation. We believe branding will allow us to increase consumer awareness, which we expect to help drive sales and develop consumer brand recognition and loyalty. In January 2012, we entered into an exclusive partnership with Serenity Technologies, Inc., or Serenity, one of the world’s notable laboratories for gemstone enhancements, to create moissanite jewels with optical properties that are significantly whiter than our standard VG grade jewels. We are positioning Forever Brilliant® as a premier brand to differentiate these color-enhanced jewels from other grades of our moissanite as well as moissanite sold by potential competitors in the future, and we launched the brand in June 2012 at the JCK jewelry show in Las Vegas, which is the largest jewelry industry trade show in the United States, or U.S. At the JCK show, we were very pleased with the level of interest we received from a number of retailers and wholesalers. During the second quarter, we shipped approximately $1 million of Forever Brilliant® loose jewels and ended the quarter with a backlog of orders. We believe based on consumer feedback that Forever Brilliant® will continue to grow not only in sales volume, but also as an increasingly important brand for Charles & Colvard as we execute future branding initiatives of our strategic business plan. Serenity has also developed proprietary technologies for treating moissanite to produce such colors as pink, blue, and yellow, among others, around which we continue to explore additional product lines and branding strategies.

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

•
Launching our direct-to-consumer e-commerce website - Our direct-to-consumer e-commerce website, www.moissanite.com, went live to the public in August 2011. Our focus in the latter part of 2011 was to improve site functionality, add new features, and increase product assortment. In May 2012, we partnered with a preeminent Chicago-based web design firm to develop a new lifestyle look as well as technologies to personalize the content of our website based on how the site is accessed. The newly redesigned website is also targeted to include over 100 new features designed to enhance the customer experience. Additionally, we are continuing to expand the website’s jewelry assortment through an exclusive agreement with one of the top jewelry manufacturers in the U.S. To complement our improved functionality and assortment on the website, we also began in the first quarter of 2012 to invest resources in online marketing campaigns, email marketing, and social marketing designed to increase traffic and sales conversion ratios. We believe our direct-to-consumer e-commerce sales channel will not only add to our top-line revenues in a significant manner, but will also play a key role in our campaign to increase overall consumer awareness of moissanite. We also envision e-commerce as a part of a broader effort to establish online connections with consumers that build our brands and our business with retail partners.

•
Launching our direct-to-consumer home party business - Our direct-to-consumer home party business, Lulu AvenueTM, officially launched in April 2012 concurrently with our direct sales front-end and back-office system’s go-live date, our 58-page spring/summer catalog, and a series of nationwide launch events designed to introduce Lulu AvenueTM jewelry products and the direct sales business opportunity. As we continue in 2012, our initiatives include the recruitment of independent sales representatives, targeted marketing and advertising campaigns, and product merchandising for future catalog seasons. We believe our direct-to-consumer home party sales channel will provide future sales growth and play a key role in our campaign to increase overall consumer awareness of moissanite.

As we execute our strategy to build and reinvest in the business, expenses and investment of cash will be required ahead of the revenue streams we expect in the future, and this may result in some unprofitable quarters as we experienced in the first quarter of 2012. However, one of our primary goals is to maintain positive cash flow each quarter to protect our cash position, and we were successful in generating $1.42 million in cash flow from operations during the six months ended June 30, 2012. We will continue to diligently focus on cost containment and monitor our cash burn rate as we grow the business.

As a result of our ongoing efforts to execute our strategies, our total net sales for the six months ended June 30, 2012 of $9.24 million were 55% greater than total net sales during the same period of 2011. Loose jewel sales comprised 71% of our total net sales and increased 30% to $6.55 million, compared with $5.04 million in the same period of 2011. Finished jewelry sales comprised 29% of our total net sales and increased 189% to $2.69 million, compared with $932,000 in the same period of 2011. These increases in sales by product mix are primarily the result of the timing of restocking orders received from our customer base and our continued focus on expansion into the finished jewelry business through the creation of new sales channels. We expect these increases in sales by product mix to continue as we execute our strategy of developing new wholesale and direct-to-consumer sales channels and expanding our finished jewelry business.

Operating expenses increased $2.06 million, or 56%, to $5.75 million for the six months ended June 30, 2012, compared with $3.69 million in the same period of 2011. Of this increase, sales and marketing expenses increased $1.85 million, or 150%, to $3.09 million, primarily as a result of personnel additions and advertising and marketing initiatives incurred to position us for future growth, especially with respect to our e-commerce and home party direct sales businesses. As we grow our business, we continue to focus on closely managing our operating expenses by seeking the most cost effective and efficient solutions to our operating requirements. We recorded net income of $173,000, or $0.01 per share, for the six months ended June 30, 2012, primarily due to our higher sales, a slightly improved gross profit margin, and an income tax net benefit, offset in part by our increased operating expenses.

The execution of our strategy to grow our company, with the ultimate goal of increasing consumer awareness and clearly communicating the value proposition of moissanite, is challenging and not without risk. As such, there can be no assurance that future results for each reporting period will exceed past results in sales, operating cash flow, and/or net income due to the challenging business environment in which we operate, our changing business model, and our investment in various initiatives to support our growth strategies. However, we remain committed to our current priorities of generating positive cash flow and strengthening our financial position through cost-management efforts and selling down our inventory while we execute and refine our strategy and messaging initiatives. We believe the results of these efforts will propel our revenue growth and profitability and further enhance shareholder value in coming years, but we fully recognize the business and economic challenges in which we operate.

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

Results of Operations

The following table sets forth certain consolidated statements of operations data for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$5,058,227	$2,994,280	$9,236,612	$5,971,836
Costs and expenses:
Cost of goods sold	1,642,759	1,296,635	3,670,445	2,625,156
Sales and marketing	1,583,895	551,981	3,085,816	1,233,266
General and administrative	1,285,294	1,133,403	2,642,466	2,318,375
Research and development	8,381	30,958	16,789	43,506
Loss on abandonment of assets	-	94,408	-	94,408
Total costs and expenses	4,520,329	3,107,385	9,415,516	6,314,711
Income (loss) from operations	537,898	(113,105)	(178,904)	(342,875)
Other income (expense):
Interest income	17,823	23,339	41,688	41,258
Interest expense	(127)	(250)	(604)	(262)
Loss on call of long-term investments	-	-	-	(2,913)
Total other income	17,696	23,089	41,084	38,083
Income (loss) before income taxes	555,594	(90,016)	(137,820)	(304,792)
Income tax net (expense) benefit	(7,022)	(13,298)	310,546	(34,910)
Net income (loss)	$548,572	$(103,314)	$172,726	$(339,702)

Net Sales

Net sales for the three and six months ended June 30, 2012 and 2011 comprise the following:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2011	Dollars	Percent	2012	2011	Dollars	Percent
Loose jewels	$4,089,735	$2,472,971	$1,616,764	65%	$6,548,056	$5,040,124	$1,507,932	30%
Finished jewelry	968,492	521,309	447,183	86%	2,688,556	931,712	1,756,844	189%
Total net sales	$5,058,227	$2,994,280	$2,063,947	69%	$9,236,612	$5,971,836	$3,264,776	55%

Net sales were $5.06 million for the three months ended June 30, 2012 compared to $2.99 million for the three months ended June 30, 2011, an increase of $2.06 million, or 69%. Net sales were $9.24 million for the six months ended June 30, 2012 compared to $5.97 million for the six months ended June 30, 2011, an increase of $3.26 million, or 55%. The improvement in net sales for the three and six months ended June 30, 2012 was due primarily to an increase in loose jewel sales to our wholesale customer base resulting from the June 2012 launch of our new Forever Brilliant® color-enhanced moissanite jewel and the growth of our customers’ moissanite finished jewelry lines with styles that include both Forever Brilliant® and our standard Very Good, or VG, grade loose jewels. The improvement in net sales for the three and six months ended June 30, 2012 was also attributable to a significant increase in finished jewelry sales to a major home shopping network customer. We anticipate orders and related sales of both loose moissanite jewels and finished jewelry featuring moissanite will improve as we continue to execute our growth strategies.

Sales of loose jewels represented 81% and 71% of total net sales for the three and six months ended June 30, 2012, respectively, compared to 83% and 84% of total net sales for the corresponding periods of the prior year. For the three months ended June 30, 2012, loose jewel sales were $4.09 million compared to $2.47 million for the three months ended June 30, 2011, an increase of $1.62 million, or 65%. For the six months ended June 30, 2012, loose jewel sales were $6.55 million compared to $5.04 million for the six months ended June 30, 2011, an increase of $1.51 million, or 30%. These increases were primarily attributable to robust orders received from our wholesale customer base upon the June 2012 launch of our new Forever Brilliant® color-enhanced moissanite jewel as well as increased Forever Brilliant® and VG grade loose jewel orders resulting from the growth of our customers’ moissanite finished jewelry lines.

Sales of finished jewelry represented 19% and 29% of total net sales for the three and six months ended June 30, 2012, respectively, compared to 17% and 16% of total net sales for the corresponding periods of the prior year. For the three months ended June 30, 2012, finished jewelry sales were $968,000 compared to $521,000 for the three months ended June 30, 2011, an increase of $447,000, or 86%. For the six months ended June 30, 2012, finished jewelry sales were $2.69 million compared to $932,000 for the six months ended June 30, 2011, an increase of $1.76 million, or 189%. These increases were attributable to our continued focus on expansion into the finished jewelry business through the creation of new sales channels, including televised home shopping networks that are experiencing high levels of success with basic and designer-inspired fashion lines of finished jewelry featuring moissanite.

U.S. net sales accounted for 80% and 66% of total net sales during the three months ended June 30, 2012 and 2011, respectively, and 80% and 56% of total net sales during the six months ended June 30, 2012 and 2011, respectively. U.S. sales increased 105% and 121% during the three and six months ended June 30, 2012, respectively, from the corresponding periods of the previous year primarily due to an increase in loose jewel sales to our wholesale customer base resulting from the launch of our new Forever Brilliant® color-enhanced moissanite jewel and the growth of our customers’ moissanite finished jewelry lines. The increase in U.S. sales was also attributable to a significant increase in finished jewelry sales to a major home shopping network customer.

Our four largest U.S. customers during the three months ended June 30, 2012 accounted for 17%, 16%, 14%, and 11%, respectively, of our total sales compared to 10%, 1%, 17%, and 10%, respectively, during the same period of 2011. Our three largest U.S. customers during the six months ended June 30, 2012 accounted for 30%, 13%, and 10%, respectively, of our total sales compared to 7%, 17%, and 1% during the same period of 2011. No additional U.S. customers accounted for more than 10% of total sales during the three and six months ended June 30, 2012 or 2011. We expect that we will remain dependent on our ability, and that of our largest customers, to maintain and enhance retail programs. A change in or loss of any of these customer or retailer relationships could have a material adverse effect on our results of operations.

International net sales accounted for 20% and 34% of total net sales during the three months ended June 30, 2012 and 2011, respectively, and 20% and 44% of total net sales during the six months ended June 30, 2012 and 2011, respectively. International sales were unchanged during the three months ended June 30, 2012 from the corresponding period of the previous year. International sales decreased 31% during the six months ended June 30, 2012 from the corresponding period of the previous year primarily as a result of the first quarter 2011 addition of a new distributor in India with a large initial order to open that market as well as increased sales to an existing distributor in India during the six months ended June 30, 2011.

One international customer accounted for 14% and 19% of our total sales during the three and six months ended June 30, 2011, respectively, but did not account for a significant percentage of our total sales during the same periods of 2012. No additional international customers accounted for more than 10% of total sales during the three and six months ended June 30, 2012 or 2011. A portion of our international sales represents jewels sold internationally that may be re-imported to U.S. retailers. Our top three international distributors by sales volume during the three months ended June 30, 2012 were located in Italy, Hong Kong, and India. Our top three international distributors by sales volume during the six months ended June 30, 2012 were located in Italy, the United Kingdom, and India.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2011	Dollars	Percent	2012	2011	Dollars	Percent
Segment cost of goods sold
Loose jewels	$1,116,673	$807,603	$309,070	38%	$1,928,286	$1,661,914	$266,372	16%
Finished jewelry	112,930	274,241	(161,311)	-59%	874,103	519,603	354,500	68%
Total segment cost of goods sold	1,229,603	1,081,844	147,759	14%	2,802,389	2,181,517	620,872	28%
Non-segment cost of goods sold	413,156	214,791	198,365	92%	868,056	443,639	424,417	96%
Total cost of goods sold	$1,642,759	$1,296,635	$346,124	27%	$3,670,445	$2,625,156	$1,045,289	40%

Total cost of goods sold was $1.64 million for the three months ended June 30, 2012 compared to $1.30 million for the three months ended June 30, 2011, an increase of $346,000, or 27%. Total cost of goods sold was $3.67 million for the six months ended June 30, 2012 compared to $2.63 million for the six months ended June 30, 2011, an increase of $1.05 million, or 40%. Segment cost of goods sold is defined as product cost of goods sold excluding non-capitalized expenses from our manufacturing and production control departments, comprising personnel costs, depreciation, rent, utilities, and corporate overhead allocations; freight out; inventory valuation allowance adjustments; and other inventory adjustments, comprising costs of quality issues, damaged goods, and inventory write-offs.

The increase in cost of goods sold for the three months ended June 30, 2012 compared to the same period in 2011 was primarily due to a $309,000 increase in loose jewel segment cost of goods sold resulting from the 65% increase in loose jewel sales during the second quarter and a net increase in non-segment cost of goods sold of $198,000. The net increase in non-segment cost of goods sold comprises a $150,000 net increase in non-capitalized manufacturing and production control expenses primarily due to staffing increases and investments in improved processing capabilities; a $100,000 increase in inventory valuation adjustments, including inventory shrinkage, recuts, repairs, and scrap reserves; and a $10,000 increase in freight out, offset in part by a $62,000 decrease in other inventory adjustments. The increase in cost of goods sold was offset in part by a $161,000 decrease in finished good segment cost of goods sold resulting from improved margins on finished jewelry sales and including a $97,000 accounting reclassification of first quarter 2012 finished jewelry cost of goods sold from segment cost of goods sold to non-segment cost of goods sold.

The increase in cost of goods sold for the six months ended June 30, 2012 compared to the same period in 2011 was primarily due to a $424,000 increase in non-segment cost of goods sold, a $355,000 increase in finished jewelry segment cost of goods sold resulting from the 189% increase in finished jewelry sales during the six months ended June 30, 2012, and a $266,000 increase in loose jewel segment cost of goods sold resulting from the 30% increase in loose jewel sales during the six months ended June 30, 2012. The net increase in non-segment cost of goods sold comprises a $400,000 net increase in non-capitalized manufacturing and production control expenses primarily due to staffing increases and investments in improved processing capabilities; a $33,000 increase in inventory valuation adjustments, including inventory shrinkage, recuts, repairs, and scrap reserves; and an $8,000 increase in freight out, offset in part by a $17,000 decrease in other inventory adjustments.

Sales and Marketing

Sales and marketing expenses for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2011	Dollars	Percent	2012	2011	Dollars	Percent
Sales and marketing	$1,583,895	$551,981	$1,031,914	187%	$3,085,816	$1,233,266	$1,852,550	150%

Sales and marketing expenses were $1.58 million for the three months ended June 30, 2012 compared to $552,000 for the three months ended June 30, 2011, an increase of $1.03 million, or 187%. Sales and marketing expenses were $3.09 million for the six months ended June 30, 2012 compared to $1.23 million for the six months ended June 30, 2011, an increase of $1.85 million, or 150%.

The increase in sales and marketing expenses for the three months ended June 30, 2012 compared to the same period in 2011 was primarily due to a $465,000 increase in compensation costs, a $368,000 increase in advertising expenses, a $68,000 increase in travel-related expenses resulting from new sales and marketing personnel and expanding business opportunities, a $51,000 increase in depreciation expense related to the www.moissanite.com and www.luluavenue.com e-commerce websites, a $50,000 increase in professional services related to the addition of temporary personnel and the maintenance of software platforms for our direct-to-consumer e-commerce and home party lines of business, and a $31,000 increase in office-related expenses to support a larger sales and marketing organization. Compensation costs increased primarily as a result of merit salary adjustments that became effective in the first quarter of 2012 and new sales and marketing personnel added during the latter part of 2011 in the aggregate of $366,000, an increase in commissions of $82,000, and an increase in stock-based compensation expense of $19,000, offset in part by a decrease in bonus expense of $2,000. The increase in advertising expenses comprises an increase in Internet marketing of $168,000; an increase in targeted marketing, designer program development, trade shows, and promotional kits of $76,000; an increase in print media of $62,000; and an increase in cooperative advertising expenses of $62,000 resulting primarily from the increase in sales of loose jewels compared to the same period in the prior year.

The increase in sales and marketing expenses for the six months ended June 30, 2012 compared to the same period in 2011 was primarily due to a $923,000 net increase in compensation costs, a $432,000 net increase in advertising expenses, a $189,000 increase in travel-related expenses resulting from new sales and marketing personnel and expanding business opportunities, a $127,000 increase in professional services related to the addition of temporary personnel and the maintenance of software platforms for our direct-to-consumer e-commerce and home party lines of business, a $91,000 increase in office-related expenses to support a larger sales and marketing organization, and a $90,000 increase in depreciation expense related to the www.moissanite.com and www.luluavenue.com e-commerce websites. Compensation costs increased primarily as a result of merit salary adjustments that became effective in the first quarter of 2012 and new sales and marketing personnel added during the latter part of 2011 in the aggregate of $746,000, an increase in commissions of $167,000, an increase in stock-based compensation expense of $37,000, and an increase in employee relocation costs of $10,000, offset in part by a decrease in bonus expense of $23,000 and a decrease in severance pay of $14,000. The increase in advertising expenses comprises an increase in targeted marketing, designer program development, trade shows, and promotional kits of $210,000; an increase in Internet marketing of $181,000; and an increase in print media of $62,000, offset in part by a decrease in cooperative advertising expenses of $21,000 resulting primarily from fewer wholesale customers eligible to participate in this program and management’s estimate of utilization of the accrued expense. Because the cooperative advertising program is currently offered only to loose-jewel wholesale customers, we expect this expense as a percent of total sales will continue to decline as our finished jewelry sales to wholesale customers increase.

General and Administrative

General and administrative expenses for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2011	Dollars	Percent	2012	2011	Dollars	Percent
General and administrative	$1,285,294	$1,133,403	$151,891	13%	$2,642,466	$2,318,375	$324,091	14%

General and administrative expenses were $1.29 million for the three months ended June 30, 2012 compared to $1.13 million for the three months ended June 30, 2011, an increase of $152,000, or 13%. General and administrative expenses were $2.64 million for the six months ended June 30, 2012 compared to $2.32 million for the six months ended June 30, 2011, an increase of $324,000, or 14%.

The increase in general and administrative expenses for the three months ended June 30, 2012 compared to the same period in 2011 was primarily due to a $47,000 net increase in compensation costs and a $44,000 increase in bad debt expense associated with our allowance for doubtful accounts reserve policy, which estimates uncollectible accounts by aging category based on historical experience. Also contributing to the increase in general and administrative expenses were a $43,000 increase in depreciation and amortization expense related to additional information technology infrastructure to support a growing organization, a $37,000 increase in consulting professional services relating to the implementation of our enterprise resource planning and financial reporting system that was placed in service during the first quarter of 2012, a $33,000 increase in recruiting expenses associated with newly created positions to support our administration and information technology departments, a $27,000 increase in office-related expenses to support a larger general and administrative organization, a $4,000 increase in travel-related expenses associated with investor, customer, and supplier meetings, and a $3,000 increase in Board member compensation due to the addition of a Board seat and greater number of committee meetings held during the quarter for strategic matters. These increases were offset in part by a $30,000 decrease in investor and public relations professional services, a $19,000 decrease in legal professional services, a $19,000 decrease in commercial insurance expenses, and a $19,000 decrease in audit and tax professional services due to the timing of work performed. Compensation costs increased primarily as a result of merit salary adjustments that became effective in the first quarter of 2012 and new administration and information technology personnel added during the second quarter of 2012 in the aggregate of $56,000 and an increase in employee relocation costs of $5,000, offset in part by a decrease in stock-based compensation expense of $14,000.

The increase in general and administrative expenses for the six months ended June 30, 2012 compared to the same period in 2011 was primarily due to a $166,000 increase in bad debt expense associated with our allowance for doubtful accounts reserve policy, an $87,000 increase in consulting professional services relating to the implementation of our enterprise resource planning and financial reporting system that was placed in service during the first quarter of 2012, a $78,000 net increase in compensation costs, a $71,000 increase in depreciation and amortization expense related to additional information technology infrastructure to support a growing organization, a $34,000 increase in recruiting expenses associated with newly created positions to support our administration and information technology departments, a $22,000 increase in Board member compensation due to the addition of a Board seat and greater number of committee meetings held during the first half of 2012 for strategic matters, a $16,000 increase in office-related expenses to support a larger general and administrative organization, and a $10,000 increase in travel-related expenses associated with investor, customer, and supplier meetings. These increases were offset in part by a $59,000 decrease in investor and public relations professional services, a $52,000 decrease in legal professional services, a $26,000 decrease in commercial insurance expenses, and a $25,000 decrease in audit and tax professional services due to the timing of work performed. Compensation costs increased primarily as a result of merit salary adjustments that became effective in the first quarter of 2012 and new administration and information technology personnel added during the second quarter of 2012 in the aggregate of $65,000, an increase in stock-based compensation expense of $17,000, and an increase in employee relocation costs of $4,000, offset in part by a decrease in bonus expense of $8,000.

Research and Development

Research and development expenses for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2011	Dollars	Percent	2012	2011	Dollars	Percent
Research and development	$8,381	$30,958	$(22,577)	-73%	$16,789	$43,506	$(26,717)	-61%

Research and development expenses were $8,000 for the three months ended June 30, 2012 compared to $31,000 for the three months ended June 30, 2011, a decrease of $23,000, or 73%. Research and development expenses were $17,000 for the six months ended June 30, 2012 compared to $44,000 for the six months ended June 30, 2011, a decrease of $27,000, or 61%.

The decrease in research and development expenses for the three and six months ended June 30, 2012 compared to the same periods in 2011 was primarily due to a $23,000 and $27,000, respectively, decrease in compensation and office-related expenses. These internal research and development resources were no longer necessary as a result of our agreement with Serenity to enhance our moissanite jewels, and the expenses were reallocated to the manufacture of loose jewels.

Loss on Abandonment of Assets

Loss on abandonment of assets for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2011	Dollars	Percent	2012	2011	Dollars	Percent
Loss on abandonment of assets	$-	$94,408	$(94,408)	-100%	$-	$94,408	$(94,408)	-100%

During the three months ended June 30, 2011, we identified jewelry-specific manufacturing software that we believed would improve our merchandising, production, and inventory efficiencies and reporting. Because our management decided to purchase and implement this software, prior capitalized manufacturing software modifications not yet placed in service of approximately $94,000 to our then-current enterprise resource planning system were abandoned and recorded as a loss on abandonment of assets for the three and six months ended June 30, 2011.

Interest Income

Interest income for the three and six months ended June 30, 2012 and 2011 is as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2011	Dollars	Percent	2012	2011	Dollars	Percent
Interest income	$17,823	$23,339	$(5,516)	-24%	$41,688	$41,258	$430	1%

Interest income was $18,000 for the three months ended June 30, 2012 compared to $23,000 for the three months ended June 30, 2011, a decrease of $6,000, or 24%. Interest income was $41,700 for the six months ended June 30, 2012 compared to $41,300 for the six months ended June 30, 2011, an increase of $400, or 1%.

The decrease in interest income for the three months ended June 30, 2012 resulted primarily from investing less cash in U.S. government agency securities due to the $2.50 million in such securities called during the period and holding on average more cash in lower yielding money market accounts during the three months ended June 30, 2012 as compared to the same period of 2011.

Interest income was nearly unchanged during the six months ended June 30, 2012 compared to the same period in 2011 as a result of a higher level of cash on hand during the six months ended June 30, 2012 invested in U.S. government agency securities, certificates of deposit, and money market accounts, though at slightly lower yields.

Provision for Income Taxes

We recognized an income tax expense of approximately $7,000 for the three months ended June 30, 2012 and an income tax net benefit of approximately $311,000 for the six months ended June 30, 2012, as compared to an income tax expense of approximately $13,000 and $35,000 for the three and six months ended June 30, 2011, respectively.

During 2008, we recorded a full valuation allowance against certain deferred tax assets consisting primarily of net operating loss carryforwards. Due to continued uncertainty over sufficient future taxable income to fully utilize these deferred tax assets, we did not record an income tax expense for the pretax income incurred during the three months ended June 30, 2012 or an income tax benefit for the pretax losses incurred during the six months ended June 30, 2012 and the three and six months ended June 30, 2011, nor did we reduce the valuation allowance against these deferred tax assets. Until such time that the uncertainty for utilization of the remaining net operating losses is overcome, we do not expect to recognize income tax expense or benefit for operating income or loss, respectively, in future periods.

We recognized approximately $7,000 and $13,000 of income tax expense for the three months ended June 30, 2012 and 2011, respectively, and approximately $35,000 of income tax expense for the six months ended June 30, 2011 for estimated tax, penalties, and interest associated with uncertain tax positions. During the six months ended June 30, 2012, we entered into a voluntary disclosure agreement with a taxing authority for which we had previously recorded a liability for an uncertain tax position. As a result of the agreement, we reduced our total recorded liabilities relating to uncertain tax positions by approximately $320,000 and recognized a corresponding income tax benefit. This benefit was offset by approximately $9,000 of income tax expense for estimated tax, penalties, and interest for other uncertain tax positions.

Our statutory tax rate is 37.3% and consists of the federal income tax rate of 34% and a blended state income tax rate of 3.3%, net of the federal benefit.

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of June 30, 2012, our principal sources of liquidity were cash and cash equivalents totaling $10.21 million, trade accounts receivable of $5.43 million, and short-term inventory of $6.87 million, as compared to cash and cash equivalents totaling $6.70 million, trade accounts receivable of $6.06 million, and short-term inventory of $6.85 million as of December 31, 2011. We had $3.76 million of highly liquid U.S. government agency securities at December 31, 2011 that we classified as held-to-maturity long-term assets on our consolidated balance sheets due to our positive intention and ability to hold these securities until their maturity dates. During the six months ended June 30, 2012, U.S. government agency securities totaling $2.50 million were called by issuers prior to their maturity dates, resulting in a net held-to-maturity investments balance at June 30, 2012 of $1.26 million.

During the six months ended June 30, 2012, our working capital increased by approximately $3.53 million to $21.72 million from $18.19 million at December 31, 2011. As described more fully below, the increase in working capital at June 30, 2012 is primarily attributable to an increase in cash and cash equivalents, a greater allocation of inventory to short-term, an increase in prepaid expenses and other assets, a decrease in trade accounts payable, and a net decrease in accrued expenses and other liabilities, offset in part by a decrease in accounts receivable, a decrease in interest receivable, and an increase in accrued cooperative advertising.

During the six months ended June 30, 2012, $1.42 million of cash was provided by operations. The primary drivers of positive cash flow were our net income of $173,000 that included $1.28 million of net non-cash expenses, a decrease in trade accounts receivable of $216,000, a decrease in interest receivable of $10,000, and a net decrease in inventory of $735,000. These factors more than offset an increase in prepaid expenses and other assets of $175,000, a decrease in trade accounts payable of $316,000, and a net decrease in accrued liabilities of $506,000. Inventories decreased primarily due to sales in excess of production of loose jewels and finished jewelry, as we are currently limiting production of loose jewels and have continued to sell down finished jewelry produced in prior years in addition to new jewelry styles produced in the current year. Accounts payable decreased primarily as a result of the timing of payments for costs incurred during the second quarter of 2012. Accounts receivable decreased primarily due to collection efforts, offset in part by extended customer payment terms that we offer in limited circumstances and on significant orders from time to time that may not immediately increase liquidity as a result of current-period sales. We believe our competitors and other vendors in the jewelry industry have also expanded their use of extended payment terms and, in aggregate, we believe that by expanding our use of extended payment terms, we have provided a competitive response in our market and that our net sales have been favorably impacted. We are unable to estimate the impact of this program on our net sales, but if we ceased providing extended payment terms in select instances, we believe we would not be competitive for some customers in the marketplace and that our net sales and profits would likely decrease. We have not experienced any significant accounts receivable write-offs related to revenue arrangements with extended payment terms.

We manufactured approximately $785,000 in loose jewels and $918,000 in finished jewelry, which includes the cost of the loose jewels and the purchase of precious metals and labor in connection with jewelry production, during the six months ended June 30, 2012. We expect our purchases of precious metals and labor to increase as we increase our finished jewelry business. In addition, from the beginning of 2006 through the second quarter of 2012, the price of gold has increased significantly (approximately 202%), resulting in higher retail price points for gold jewelry. Because the market price of gold and other precious metals is beyond our control, the recent upward price trends could continue and have a negative impact on our operating cash flow as we manufacture finished jewelry.

Historically, our raw material inventories of SiC crystals had been purchased under exclusive supply agreements with a limited number of suppliers. Because the supply agreements restricted the sale of these crystals exclusively to us, the suppliers negotiated minimum purchase commitments with us that, when combined with our reduced sales, have resulted in levels of inventories that are higher than we might otherwise maintain. We did not make any purchases of raw material inventory during the six months ended June 30, 2012. As of June 30, 2012, $27.38 million of our inventories were classified as long-term assets. Finished jewelry that we manufacture will utilize the finished good loose jewels currently on hand and, as we deplete certain shapes and sizes, our on-hand raw material SiC crystals of $3.71 million are expected to meet our replenishment needs during the remainder of fiscal 2012. However, as we increase production to replenish certain shapes and sizes of our loose jewels that are sold down as we execute our strategic plan, we anticipate the potential need to purchase raw material SiC crystals beginning in fiscal 2013.

Our Amended and Restated Exclusive Supply Agreement with Cree, or the Cree Exclusive Supply Agreement, for the supply of SiC crystals expires in July 2015. In connection with the Cree Exclusive Supply Agreement, we have committed to purchase from Cree a minimum of 50%, by dollar volume, of our raw material SiC crystal requirements. If our orders require Cree to expand beyond specified production levels, we must commit to purchase certain minimum quantities. As of June 30, 2012, we had no outstanding purchase commitments under the Cree Exclusive Supply Agreement.

We did not make any income tax payments during the six months ended June 30, 2012 due to our net operating loss carryforwards, other than an $11,800 estimated tax payment in one state jurisdiction that can be used for either franchise or income taxes to be determined at the time of filing. As of June 30, 2012, we had approximately $1.01 million of remaining federal income tax credits, $666,000 of which expire between 2012 and 2021 and the balance without an expiration, which can be carried forward to offset future income taxes. As of June 30, 2012, we also had a federal tax net operating loss carryforward of approximately $6.21 million expiring between 2020 and 2030, which can be used to offset against future federal taxable income, a North Carolina tax net operating loss carryforward of approximately $11.90 million expiring between 2015 and 2025, and various other state tax net operating loss carryforwards expiring between 2024 and 2030, which can be used to offset against future state taxable income.

In November 2009, our Board of Directors authorized a repurchase program for up to 1,000,000 shares of our common stock. On August 7, 2012, the Board authorized an extension of the program through August 12, 2013. Repurchases can be made in the open market or in privately negotiated transactions. We expect to use available cash to finance these purchases and will determine the timing and amount of stock repurchases based on our evaluation of market conditions, the market price of our common stock, and management’s assessment of our liquidity and cash flow needs. During the six months ended June 30, 2012, we repurchased no shares. As of August 8, 2012, we have repurchased an aggregate of 190,787 shares, and there remain 809,213 shares of our common stock approved for repurchase under the repurchase program.

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

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. During the three months ended June 30, 2012, we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

On July 26, 2011, we learned that BetterThanDiamond.com requested that the U.S. Patent and Trademark Office, or USPTO, conduct an ex parte re-examination of our U.S. Patent No. 5,723,391, or the ‘391 Patent, for manufacturing SiC gemstones based on claims of prior art. On October 5, 2011, the USPTO granted the re-examination request based on its finding that the information provided in the request raises “a substantial new question of patentability.” On May 30, 2012, the USPTO issued a non-final Office Action in Ex Parte Re-examination that rejected Claims 1 through 3 of the ‘391 Patent based on its initial review of the prior art. As this action is non-final, the ‘391 Patent remains valid and enforceable until the ‘391 Patent expires, subject to a final order cancelling the patent prior to its expiration date. On July 27, 2012, we responded to the USPTO for the first time in this matter, a process that involves the introduction of any evidence, counter-argument, or defense to the claims of prior art. We firmly believe that the ‘391 Patent is valid and enforceable, and we are committed to vigorously defending the ‘391 Patent.

Item 1A.	Risk Factors

We discuss in our Annual Report on Form 10-K for the year ended December 31, 2011 various risks that may materially affect our business. There have been no material changes to such risks.

Item 5.	Other Information

On August 7, 2012, our Board of Directors authorized the extension of our share repurchase program for an additional 12 months. The program, which was originally authorized on November 13, 2009, now authorizes us to repurchase up to 1,000,000 shares of our common stock until August 12, 2013 in open market or in privately negotiated transactions. We expect to use available cash to finance these purchases and will determine the timing and amount of stock repurchases based on our evaluation of market conditions, the market price of our common stock, and management’s assessment of our liquidity and cash flow needs. We have no obligation to repurchase shares under the program and the program may be suspended or terminated at any time. As of August 8, 2012, 809,213 shares of our common stock remain available for repurchase under the program.

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

101
The following materials from Charles & Colvard, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.*

*  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARLES & COLVARD, LTD.

	By:	/s/ Randy N. McCullough
August 13, 2012		Randy N. McCullough
President and Chief Executive Officer

	By:	/s/ Timothy L. Krist
August 13, 2012		Timothy L. Krist
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Charles & Colvard, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.*

*  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.