Form 10-Q
period 2012-09-30
CHARLES & COLVARD LTD
filed 2012-11-13
CIK 1015155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q
_________________
(Mark One)
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

As of November 7, 2012, there were 19,649,050 shares of the registrant’s common stock, no par value per share, outstanding.

CHARLES & COLVARD, LTD.

FORM 10-Q
For the Quarterly Period Ended September 30, 2012

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$10,683,325	$6,701,701
Accounts receivable, net	5,956,805	6,064,764
Interest receivable	8,757	12,109
Inventory, net	6,879,156	6,849,592
Prepaid expenses and other assets	703,144	419,729
Total current assets	24,231,187	20,047,895
Long-term assets:
Held-to-maturity investments	1,256,411	3,760,399
Inventory, net	26,808,356	28,157,497
Property and equipment, net	1,782,860	1,420,971
Intangible assets, net	243,189	248,812
Other assets	12,616	13,746
Total long-term assets	30,103,432	33,601,425
TOTAL ASSETS	$54,334,619	$53,649,320

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$933,087	$1,060,937
Accrued cooperative advertising	438,000	213,000
Accrued expenses and other liabilities	271,363	581,009
Total current liabilities	1,642,450	1,854,946
Long-term liabilities:
Accrued income taxes	385,877	741,645
Total liabilities	2,028,327	2,596,591
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value	53,314,107	52,833,716
Additional paid-in capital – stock-based compensation	8,244,698	7,767,877
Accumulated deficit	(9,252,513)	(9,548,864)
Total shareholders’ equity	52,306,292	51,052,729
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$54,334,619	$53,649,320

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$5,076,364	$2,891,109	$14,312,976	$8,862,945
Costs and expenses:
Cost of goods sold	2,092,734	819,309	5,763,179	3,444,465
Sales and marketing	1,678,779	1,005,600	4,764,595	2,238,866
General and administrative	1,192,278	1,191,857	3,834,744	3,510,232
Research and development	1,490	28,476	18,279	71,982
Loss on abandonment of assets	-	-	-	94,408
Total costs and expenses	4,965,281	3,045,242	14,380,797	9,359,953
Income (loss) from operations	111,083	(154,133)	(67,821)	(497,008)
Other income (expense):
Interest income	16,002	21,062	57,690	62,320
Interest expense	(335)	(456)	(939)	(718)
Loss on call of long-term investments	-	-	-	(2,913)
Total other income	15,667	20,606	56,751	58,689
Income (loss) before income taxes	126,750	(133,527)	(11,070)	(438,319)
Income tax net (expense) benefit	(3,125)	243,182	307,421	208,272
Net income (loss)	$123,625	$109,655	$296,351	$(230,047)

Net income (loss) per common share:
Basic	$0.01	$0.01	$0.02	$(0.01)
Fully diluted	$0.01	$0.01	$0.01	$(0.01)

Weighted average number of shares used in computing net income (loss) per common share:
Basic	19,638,610	19,540,214	19,558,152	19,437,360
Fully diluted	20,017,147	19,791,217	19,942,891	19,437,360

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$296,351	$(230,047)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	423,419	201,340
Amortization of bond premium	3,988	3,335
Stock-based compensation	801,119	686,945
Provision for uncollectible accounts	373,396	300,985
Provision for sales returns	237,000	(45,000)
Provision for inventory reserves	5,000	(138,000)
Loss on abandonment of assets	-	94,408
Loss on call of long-term investments	-	2,913
Changes in assets and liabilities:
Accounts receivable	(502,437)	(38,359)
Interest receivable	3,352	(11,146)
Income tax receivable	-	113,030
Inventory	1,314,577	932,813
Prepaid expenses and other assets, net	(282,285)	72,718
Accounts payable	(127,850)	168,906
Accrued cooperative advertising	225,000	34,000
Accrued income taxes	(355,768)	(208,273)
Other accrued liabilities	(309,646)	(102,101)
Net cash provided by operating activities	2,105,216	1,838,467

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(738,341)	(865,942)
Purchases of long-term investments	-	(6,245,625)
Proceeds from call of long-term investments	2,500,000	2,250,000
Patent, license rights, and trademark costs	(41,344)	(34,952)
Net cash provided by (used in) investing activities	1,720,315	(4,896,519)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock option exercises	156,093	46,872
Share repurchases	-	(335,197)
Net cash provided by (used in) financing activities	156,093	(288,325)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,981,624	(3,346,377)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,701,701	7,736,044
CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,683,325	$4,389,667

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$939	$718
Cash paid during the year for income taxes	$12,221	$-

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	DESCRIPTION OF BUSINESS

Charles & Colvard, Ltd. (the “Company”), a North Carolina corporation founded in 1995, manufactures, markets, and distributes Charles & Colvard Created Moissanite® jewels (hereinafter referred to as moissanite or moissanite jewels) and finished jewelry featuring moissanite for sale in the worldwide jewelry market. Moissanite, also known by its chemical name of silicon carbide (“SiC”), is a rare mineral first discovered in a meteor crater. Because naturally occurring SiC crystals are too small for commercial use, larger crystals must be grown in a laboratory. Leveraging its advantage of being the sole source worldwide of created moissanite jewels, the Company’s strategy is to establish itself with reputable, high-quality, and sophisticated brands and to position moissanite as an affordable, luxurious alternative to other gemstones, such as diamond. The Company believes this is possible due to moissanite’s exceptional brilliance, fire, luster, durability, and rarity like no other jewel available on the market. The Company sells loose moissanite jewels and finished jewelry at wholesale to distributors, manufacturers, and retailers and at retail to end consumers through its wholly owned operating subsidiaries Moissanite.com, LLC and Charles & Colvard Direct, LLC (“Charles & Colvard Direct”).

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation - The accompanying unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, the unaudited statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2012.

The consolidated financial statements as of and for the three and nine months ended September 30, 2012 and 2011 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of December 31, 2011 is derived from the audited financial statements as of that date. The accompanying statements should be read in conjunction with the audited financial statements and related notes, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 29, 2012 (the “2011 Annual Report”).

The accompanying consolidated financial statements as of and for the three and nine months ended September 30, 2012 and 2011 include the accounts of the Company and its wholly owned subsidiaries Moissanite.com, LLC, formed in 2011; Charles & Colvard Direct, formed in 2011; and Charles & Colvard (HK) Ltd., the Company’s Hong Kong subsidiary that became a dormant entity in the second quarter of 2009 and the operations of which ceased in 2008. All intercompany accounts have been eliminated.

Significant Accounting Policies - In the opinion of the Company’s management, the significant accounting policies used for the three and nine months ended September 30, 2012 are consistent with those used for the year ended December 31, 2011. Accordingly, please refer to the 2011 Annual Report for the Company’s significant accounting policies.

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

Recently Adopted/Issued Accounting Pronouncements – ASU 2012-03: Technical Amendments and Corrections to SEC Sections. In August 2012, the Financial Accounting Standards Board (“FASB”) issued new U.S. GAAP guidance to amend various SEC sections in the Accounting Standards Codification as a result of (1) the issuance of SEC Staff Accounting Bulletin No. 114; (2) the issuance of SEC Release No. 33-9250; and (3) corrections related to ASU 2010-22, Technical Corrections to SEC Paragraphs. The new guidance was effective upon issuance, and the adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

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

Summary information by segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Loose jewels
Net sales	$3,782,105	$2,209,049	$10,330,161	$7,249,173
Segment cost of goods sold	1,337,451	562,476	3,265,737	2,224,390
Segment gross profit	$2,444,654	$1,646,573	$7,064,424	$5,024,783

Finished jewelry
Net sales	$1,294,259	$682,060	$3,982,815	$1,613,772
Segment cost of goods sold	548,290	222,684	1,422,393	742,287
Segment gross profit	$745,969	$459,376	$2,560,422	$871,485

A reconciliation of the Company’s segment cost of goods sold to cost of goods sold as reported in the consolidated financial statements is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Segment cost of goods sold	$1,885,741	$785,160	$4,688,130	$2,966,677
Non-capitalized manufacturing and production control expenses	300,025	235,252	1,038,413	573,380
Freight out	25,450	14,255	66,946	47,413
Inventory valuation allowances	(21,000)	(131,000)	5,000	(138,000)
Other inventory adjustments	(97,482)	(84,358)	(35,310)	(5,005)
Cost of goods sold	$2,092,734	$819,309	$5,763,179	$3,444,465

The Company’s net inventories by segment are as follows:

	September 30, 2012	December 31, 2011
Loose jewels
Raw materials	$3,622,393	$6,047,047
Work-in-process	4,009,830	2,505,219
Finished goods	19,927,224	21,722,869
Finished goods on consignment	447,760	505,753
Totals	$28,007,207	$30,780,888

Finished jewelry
Raw materials	$309,728	$226,972
Work-in-process	255,647	85,786
Finished goods	4,251,058	3,292,810
Finished goods on consignment	768,997	499,577
Totals	$5,585,430	$4,105,145

Supplies inventories of approximately $95,000 and $121,000 at September 30, 2012 and December 31, 2011, respectively, included in finished goods inventories in the consolidated financial statements are omitted from inventories by segment because they are used in both product lines and are not maintained separately.

The Company recognizes sales by geographic area based on the country in which the customer is based. A portion of the Company’s international sales represents products sold internationally that may be re-imported to United States (“U.S.”) retailers. The following presents certain data by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales
United States	$4,057,050	$1,808,602	$11,476,209	$5,162,913
International	1,019,314	1,082,507	2,836,767	3,700,032
Totals	$5,076,364	$2,891,109	$14,312,976	$8,862,945

	September 30, 2012	December 31, 2011
Property and equipment, net
United States	$1,782,860	$1,420,971
International	-	-
Total	$1,782,860	$1,420,971

	September 30, 2012	December 31, 2011
Intangible assets, net
United States	$64,298	$73,701
International	178,891	175,111
Total	$243,189	$248,812

4.	INVESTMENTS

Investments consist of long-term U.S. government agency securities carried at amortized cost using the effective interest method. The Company classifies its marketable securities as held-to-maturity based upon management’s positive intention and ability to hold these securities until their maturity dates.

The following table summarizes information about held-to-maturity investments at September 30, 2012:

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
U.S. government agency securities	$1,256,411	$12,061	$1,268,472

As of September 30, 2012, the estimated fair value of the investments was greater than the amortized cost. Because management intends to hold the investments until their maturity dates, this unrealized gain was not recorded in the consolidated financial statements.

The maturities of held-to-maturity investments at September 30, 2012 were as follows:

	After 1 Year through 2 Years	After 2 Years through 3 Years	After 3 Years through 4 Years	After 4 Years through 5 Years	Total
U.S. government agency securities	$506,411	$-	$-	$750,000	$1,256,411

5.	FAIR VALUE MEASUREMENTS

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

The Company evaluates assets and liabilities subject to fair value measurements on a recurring and non-recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by management of the Company. The instruments identified as subject to fair value measurements on a recurring basis are cash and cash equivalents, trade accounts receivable, held-to-maturity investments, trade accounts payable, and accrued expenses. All instruments other than held-to-maturity investments are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments. The estimated fair value of the Company’s held-to-maturity investments as of September 30, 2012 utilized Level 2 inputs of similar investments traded on active securities exchanges.

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

6.	INVENTORIES

The Company’s total inventories, net of reserves, consisted of the following as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Raw materials	$3,932,121	$6,274,019
Work-in-process	4,265,477	2,591,005
Finished goods	24,540,157	25,398,735
Finished goods on consignment	1,227,757	1,016,330
Less inventory reserves	(278,000)	(273,000)
Totals	$33,687,512	$35,007,089

Short-term portion	$6,879,156	$6,849,592
Long-term portion	26,808,356	28,157,497
Totals	$33,687,512	$35,007,089

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

The Company’s work-in-process inventories include raw SiC crystals on which processing costs, such as labor and sawing, have been incurred and components, such as metal castings and finished good moissanite jewels, that have been issued to jobs in the manufacture of finished jewelry. The Company’s moissanite jewel manufacturing process involves the production of intermediary shapes, called “preforms,” that vary depending upon the size and shape of the finished jewel. To maximize manufacturing efficiencies, preforms may be made in advance of current finished inventory needs but remain in work-in-process inventories. As of September 30, 2012 and December 31, 2011, work-in-process inventories issued to active production jobs approximated $1.26 million and $513,000, respectively.

The Company’s jewels do not degrade over time and inventory generally consists of the shapes and sizes most commonly used in the jewelry industry. In addition, the majority of jewel inventory is not mounted in finished jewelry settings and is therefore not subject to fashion trends nor is obsolescence a significant factor. The Company has very small market penetration in the worldwide jewelry market, and the Company has the exclusive right in the U.S. through mid-2015 and in many other countries through mid-2016 to produce and sell created SiC for use in jewelry applications. In view of the foregoing factors, management has concluded that no excess or obsolete loose jewel inventory reserve requirements existed as of September 30, 2012.

In 2010, the Company began manufacturing finished jewelry featuring moissanite. Finished jewelry is more fashion oriented and subject to styling trends that could render certain designs obsolete. The majority of the Company’s finished jewelry is held in inventory for resale and consists of such basic designs as stud earrings, solitaire and three-stone rings, pendants, and bracelets that tend not to be subject to significant obsolescence risk due to their classic styling. In addition, the Company manufactures small individual quantities of designer-inspired fashion jewelry as part of its sample line that are used in the selling process to its wholesale customers. Typically in the jewelry industry, slow-moving or discontinued lines are sold as closeouts in alternative sales channels. The Company reviews the manufactured finished jewelry inventory on an ongoing basis for any lower of cost or market and obsolescence issues and has concluded that no such finished jewelry inventory reserve requirements relating to the Company’s finished jewelry products existed as of September 30, 2012.

Periodically, the Company ships finished goods inventory to customers on consignment terms. Under these terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. Finished goods on consignment are net of a shrinkage reserve of $11,000 at each of September 30, 2012 and December 31, 2011 to allow for certain loose jewels and finished jewelry on consignment with customers that may not be returned or may be returned in a condition that does not meet the Company’s current grading standards.

Total net loose jewel inventories at September 30, 2012 and December 31, 2011, including inventory on consignment net of reserves, were $28.01 million and $30.78 million, respectively. The loose jewel inventories at September 30, 2012 and December 31, 2011 include an inventory shrinkage reserve of $79,000 and $25,000, respectively, including the $11,000 shrinkage reserve on finished goods on consignment. Loose jewel inventories at September 30, 2012 and December 31, 2011 also include an inventory reserve for recuts, or the projected material loss resulting from the recutting of damaged jewels into smaller loose jewels to remove the damage, of $38,000 and $30,000, respectively.

Total net jewelry inventories at September 30, 2012 and December 31, 2011, including inventory on consignment net of reserves and including new jewelry manufactured by the Company since entering the finished jewelry business in 2010, were $5.59 million and $4.11 million, respectively. Jewelry inventories consist primarily of finished goods, a portion of which the Company acquired as part of a January 2009 settlement agreement with a former manufacturer customer to reduce the outstanding receivable to the Company. Due to the lack of a plan to market this inventory at that time, a jewelry inventory reserve was established to reduce the majority of the acquired jewelry inventory value to scrap value, or the amount the Company would expect to obtain by melting the gold in the jewelry and returning to loose-jewel finished goods inventory those jewels that meet grading standards. This scrap reserve is adjusted at each reporting period for the market price of gold and has generally declined as the associated jewelry is sold down, with a balance of $97,000 and $173,000 at September 30, 2012 and December 31, 2011, respectively. Because the finished jewelry the Company began manufacturing in 2010 after it entered that business was made pursuant to an operational plan to market and sell the inventory, it is not subject to this reserve. The finished jewelry inventories at September 30, 2012 also include an inventory reserve for shrinkage, or jewelry on review with prospective customers and vendors that may not be returned to the Company, of $64,000, and finished jewelry inventories at December 31, 2011 included an inventory reserve for jewelry in need of repair of $45,000.

The need for adjustments to inventory reserves is evaluated on a period-by-period basis.

7.	INCOME TAXES

The Company recognized an income tax expense of approximately $3,000 for the three months ended September 30, 2012 and an income tax net benefit of approximately $307,000 for the nine months ended September 30, 2012, as compared to an income tax benefit of approximately $243,000 and $208,000 for the three and nine months ended September 30, 2011, respectively.

During 2008, the Company recorded a full valuation allowance against certain deferred tax assets consisting primarily of net operating loss carryforwards. Due to continued uncertainty over sufficient future taxable income to fully utilize these deferred tax assets, the Company did not record an income tax expense for the pretax income incurred during the three months ended September 30, 2012 or an income tax benefit for the pretax losses incurred during the nine months ended September 30, 2012 and the three and nine months ended September 30, 2011, nor did the Company reduce the valuation allowance against these deferred tax assets. Until such time that the uncertainty for utilization of the remaining net operating losses is overcome, the Company does not expect to recognize income tax expense or benefit for operating income or loss, respectively, in future periods.

The Company recognized approximately $3,000 of income tax expense for the three months ended September 30, 2012 for estimated tax, penalties, and interest associated with uncertain tax positions. During the nine months ended September 30, 2012, the Company entered into a voluntary disclosure agreement with a taxing authority for which the Company had previously recorded a liability for an uncertain tax position. As a result of the agreement, the Company reduced its total recorded liabilities relating to uncertain tax positions by approximately $320,000 and recognized a corresponding income tax benefit. This benefit was offset by approximately $13,000 of income tax expense for estimated tax, penalties, and interest for other uncertain tax positions.

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

Lease Commitments

In March 2004, the Company entered into a seven-year lease, beginning in August 2004, for approximately 16,500 square feet of mixed-use space from an unaffiliated third party at a base cost with escalations throughout the lease term plus additional common-area expenses based on the Company’s proportionate share of the lessor’s operating costs. The lease provided for two rent holidays, during which no rent was payable, and a moving allowance. In January 2011, the Company amended the lease effective January 1, 2011 to extend the term through January 2017 in exchange for a reduced rental rate and 50% rent abatement in the first 12 months of the extended term. The amended lease includes 3% annual rent escalations and a one-time option to terminate the lease effective as of July 31, 2014. The Company recognizes rent expense on a straight-line basis, giving consideration to the rent holidays, the moving allowance paid to the Company, and the rent abatement. At the Company’s option, the amended lease can be extended for one five-year period. As of September 30, 2012, the Company’s future minimum payments under this operating lease were as follows:

2012	$33,812
2013	139,307
2014	143,486
2015	147,791
2016	152,224
2017	13,066
Total	$629,686

Rent expense for the three months ended September 30, 2012 and 2011 was approximately $48,000 and $58,000, respectively. Rent expense for the nine months ended September 30, 2012 and 2011 was approximately $148,000 and $152,000, respectively.

Purchase Commitments

On June 6, 1997, the Company entered into an amended and restated exclusive supply agreement with Cree, Inc. (“Cree”). The exclusive supply agreement had an initial term of ten years that was extended in January 2005 to July 2015. In connection with the amended and restated exclusive supply agreement, the Company has committed to purchase from Cree a minimum of 50%, by dollar volume, of its raw material SiC crystal requirements. If the Company’s orders require Cree to expand beyond specified production levels, the Company must commit to purchase certain minimum quantities. No outstanding purchase commitments existed under the amended and restated exclusive supply agreement as of September 30, 2012.

Legal Proceedings

On July 26, 2011, the Company learned that BetterThanDiamond.com requested that the U.S. Patent and Trademark Office (“USPTO”) conduct an ex parte re-examination of the Company’s U.S. Patent No. 5,723,391 (the “‘391 Patent”) for manufacturing silicon carbide gemstones based on claims of prior art. On October 5, 2011, the USPTO granted the re-examination request based on its finding that the information provided in the request raised “a substantial new question of patentability.” On May 30, 2012, the USPTO issued a non-final Office Action in Ex Parte Re-examination that rejected Claims 1 through 3 of the ‘391 Patent based on its initial review of the prior art. On July 27, 2012, the Company responded to the USPTO. On October 1, 2012, the USPTO issued a Notice of Intent to Issue Ex Parte Re-examination Certificate that upheld all claims under the Company’s ‘391 Patent for manufacturing SiC gemstones.

9.	STOCK-BASED COMPENSATION

The following table summarizes the components of the Company’s stock-based compensation included in net income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Employee stock options	$98,966	$92,821	$379,612	$255,769
Consultant stock options	-	23,083	-	79,635
Restricted stock awards	132,923	92,686	421,507	351,541
Income tax benefit	(48,193)	(41,973)	(152,822)	(156,327)
Totals	$183,696	$166,617	$648,297	$530,618

Due to the Company’s valuation allowance against deferred tax assets, all of the above income tax benefit was reserved as of September 30, 2012. No stock-based compensation was capitalized as a cost of inventory during the three and nine months ended September 30, 2012 and 2011.

Stock Options - The following is a summary of the stock option activity for the nine months ended September 30, 2012:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2011	1,157,579	$2.16
Granted	146,136	$4.02
Exercised	(80,768)	$1.93
Forfeited	(30,000)	$2.43
Expired	(14,049)	$7.19
Outstanding, September 30, 2012	1,178,898	$2.34

The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2012 was $2.84. The total fair value of stock options that vested during the nine months ended September 30, 2012 was approximately $277,000. The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions for stock options granted during the nine months ended September 30, 2012:

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

The following table summarizes information about stock options outstanding at September 30, 2012:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Balance as of 9/30/2012	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 9/30/2012	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 9/30/2012	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
1,178,898	8.17	$2.34	625,687	7.68	$2.12	1,119,968	8.13	$2.31

As of September 30, 2012, the unrecognized stock-based compensation expense related to unvested stock options was approximately $764,000, which is expected to be recognized over a weighted average period of approximately 24 months.

The aggregate intrinsic value of stock options outstanding, exercisable, and vested or expected to vest at September 30, 2012 was approximately $1.71 million, $1.08 million, and $1.66 million, respectively. This amount is before applicable income taxes and represents the closing market price of the Company’s common stock at September 30, 2012 less the grant price, multiplied by the number of stock options that have a grant price that is less than the closing market price. This amount represents the amount that would have been received by the optionees had these stock options been exercised on that date. During the three and nine months ended September 30, 2012, the aggregate intrinsic value of stock options exercised was approximately $39,000 and $171,000, respectively.

Restricted Stock - The following is a summary of the restricted stock activity for the nine months ended September 30, 2012:

	Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2011	239,389	$2.92
Granted	114,843	$3.68
Vested	(156,140)	$2.91
Canceled	-	$-
Unvested, September 30, 2012	198,092	$3.36

As of September 30, 2012, the unrecognized stock-based compensation expense related to unvested restricted stock was approximately $507,000, which is expected to be recognized over a weighted average period of approximately 19 months.

Dividends - The Company has not paid any cash dividends in the current year through September 30, 2012.

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

The following table reconciles the differences between the basic and fully diluted earnings per share presentations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net income (loss)	$123,625	$109,655	$296,351	$(230,047)

Denominator:
Weighted average common shares outstanding:
Basic	19,638,610	19,540,214	19,558,152	19,437,360
Stock options	378,537	251,003	384,739	-
Fully diluted	20,017,147	19,791,217	19,942,891	19,437,360

Net income (loss) per common share:
Basic	$0.01	$0.01	$0.02	$(0.01)
Fully diluted	$0.01	$0.01	$0.01	$(0.01)

For the three months ended September 30, 2012 and 2011, stock options to purchase approximately 383,000 and 461,000 shares, respectively, were excluded from the computation of fully diluted net income (loss) per common share because the exercise price of the stock options was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to net income (loss) per common share. For the nine months ended September 30, 2012 and 2011, stock options to purchase approximately 383,000 and 871,000 shares, respectively, were excluded from the computation of fully diluted net income (loss) per common share because the exercise price of the stock options was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to net income (loss) per common share.

11.	MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments, and trade accounts receivable. The Company maintains cash, cash equivalents, and investments with high-quality financial institutions and invests in low-risk securities, primarily money market funds or long-term U.S. government agency obligations. At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurable limits. The Company has never experienced any losses related to these balances. All of the Company’s non-interest bearing cash balances were fully insured at September 30, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning in 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and the Company’s non-interest bearing cash balances may again exceed federally insured limits. Interest-bearing amounts on deposit in excess of FDIC insurable limits at September 30, 2012 approximated $8.49 million.

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

As of September 30, 2012, two customers accounted for 22% and 13% of trade accounts receivable, respectively. As of December 31, 2011, three customers accounted for 29%, 12%, and 10% of trade accounts receivable, respectively.

A significant portion of sales is derived from certain customer relationships. The following is a summary of customers that represent greater than or equal to 10% of total gross sales:

	Three Months Ended September 30,
	2012	2011
Customer A	16%	4%
Customer B	9%	17%

	Nine Months Ended September 30,
	2012	2011
Customer A	25%	6%
Customer B	11%	17%
Customer C	1%	14%

12.	SUBSEQUENT EVENTS

On October 19, 2012, Charles & Colvard Direct entered into a Services and Licensing Agreement (the “Services Agreement”) with JudeFrances Jewelry, Inc. (“JudeFrances”). Under the Services Agreement, JudeFrances will custom design fashion and moissanite jewelry for Lulu AvenueTM, Charles & Colvard Direct’s home party direct sales division. The Services Agreement also provides Charles & Colvard Direct a worldwide, exclusive, non-transferable license to use and display the name “JudeFrances” in connection with Lulu AvenueTM branding, marketing, advertisement, promotion, sales, and distribution of certain deliverables and jewelry products. In exchange for the services and license provided by JudeFrances, Charles & Colvard Direct will make certain annual payments and royalty payments to JudeFrances and will reimburse JudeFrances for certain business expenses. The initial term of the Services Agreement is three years, and Charles & Colvard Direct has the right to extend the term of the Services Agreement for an additional one-year period if certain conditions are met.

Additionally, on October 19, 2012, Charles & Colvard Direct entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Bamboo Pink, Inc. (“Bamboo Pink”). Pursuant to the Purchase Agreement, Charles & Colvard Direct acquired certain assets (the “Purchased Assets”) from Bamboo Pink in exchange for consideration consisting of $645,645 in cash. The Purchased Assets include certain jewelry inventory of Bamboo Pink, jewelry molds, a direct selling software platform, certain proprietary rights to the “love knot” trademark, information related to Bamboo Pink’s direct sales consultants, suppliers lists, advertising, and promotional material (other than any advertising or promotional material that includes the BambooPink name), the benefit of and the right to enforce the product warranties with respect to the purchased assets, and all hard and electronic versions of jewelry photographs (high-resolution and all others).

The Purchase Agreement contains customary representations, warranties, and covenants by the parties, and the parties have agreed to indemnify one another with respect to damages arising from the breach thereof and with respect to certain other matters under the Purchase Agreement.

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

We sell our loose moissanite jewels at wholesale to some of the largest distributors and manufacturers in the world, which mount them into fine jewelry to be sold at retail outlets and via the Internet. We also sell loose moissanite jewels and finished jewelry at wholesale to retailers to be sold to end consumers and, in the third quarter of 2011, we established a direct-to-consumer e-commerce sales channel through our wholly owned operating subsidiary Moissanite.com, LLC that sells both loose moissanite jewels and finished jewelry. Additionally, in April 2012 we officially launched a direct-to-consumer home party sales channel through our wholly owned operating subsidiary Charles & Colvard Direct, LLC, or Charles & Colvard Direct, that sells finished jewelry. We believe the expansion of our sales channels to the jewelry trade and the end consumer with branded finished moissanite jewelry creates a more compelling consumer value proposition to drive increased demand.

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

The wholesale finished jewelry business that we launched in 2010 is currently expanding through select retailers and television shopping networks, and we believe there is significant opportunity to expand these sales channels. We believe our finished jewelry business, including finished jewelry sold through our direct-to-consumer e-commerce and home party sales channels, allows us to have more control over the end product and enhance our relationships with consumers, as well as provide incremental sales and gross profit dollars due to the higher price points of finished jewelry containing moissanite relative to loose jewels. To that end, we are focusing on the following critical aspects of our strategic plan during 2012:

•
Developing brand strategies - Our goal is to build multiple brands around the moissanite jewel and finished jewelry collections in attractive and desirable jewelry designs, especially those featuring larger center stones that leverage moissanite’s point of differentiation. We believe branding will allow us to increase consumer awareness, which we expect to help drive sales and develop consumer brand recognition and loyalty. In January 2012, we entered into an exclusive partnership with Serenity Technologies, Inc., or Serenity, one of the world’s notable laboratories for gemstone enhancements, to create moissanite jewels with optical properties that are significantly whiter than our standard VG grade jewels. We are positioning Forever Brilliant® as a premier brand to differentiate these color-enhanced jewels from other grades of our moissanite as well as moissanite sold by potential competitors in the future, and we launched the brand in June 2012 at the JCK jewelry show in Las Vegas, which is the largest jewelry industry trade show in the United States, or U.S. The industry response was strong, and we ended the second quarter with a backlog of orders that we continued to fulfill throughout the third quarter resulting in Forever Brilliant® comprising over 25% of our third quarter loose jewel sales. We expect demand for our Forever Brilliant® loose jewel and finished jewelry featuring the Forever Brilliant® jewel to grow, both in our wholesale channel and on our Moissanite.com e-commerce website, as production accelerates, more finished jewelry styles are featured in the various sales channels, and awareness increases. We also believe that Forever Brilliant® will become an increasingly important brand for Charles & Colvard as we execute future branding initiatives of our strategic business plan. Serenity has also developed proprietary technologies for treating moissanite to produce such colors as pink, blue, and yellow, among others, around which we continue to explore additional product lines and branding strategies.

In October 2012, Charles & Colvard Direct entered into an exclusive services and licensing agreement with JudeFrances Jewelry, Inc., or JudeFrances, a well-known designer jewelry brand. Under the agreement, JudeFrances will custom design fashion and moissanite jewelry for Lulu AvenueTM, the home party direct sales brand of Charles & Colvard Direct. JudeFrances’ fashion jewelry and moissanite designs for Lulu AvenueTM are targeted to add a unique, trendsetting, and style-defining element differing from any other designs on the market today. We believe the exclusive agreement with JudeFrances is the point of differentiation that positions Lulu AvenueTM ahead of other jewelry home party direct sales companies and will excite both consumers and women searching for unique business ownership opportunities. We continue to seek additional opportunities to partner with recognized finished jewelry designers for Lulu AvenueTM as well as our wholesale and retail sales channels to create exclusive, branded pieces.

We believe our efforts to position Forever Brilliant® as the whitest and brightest moissanite jewel available anywhere in the world and the introduction of designer finished jewelry brands will help us to build brand recognition and increase consumer awareness of our products. We also expect that this strategy of building brand recognition will help to support revenue streams as our intellectual property rights expire in the future.

•
Launching our direct-to-consumer e-commerce website - Our direct-to-consumer e-commerce website, Moissanite.com, went live to the public in August 2011. Our focus in the latter part of 2011 was to improve site functionality, add new features, and increase product assortment. In May 2012, we partnered with a preeminent Chicago-based web design firm to develop a new lifestyle look as well as technologies to personalize the content of our website based on how the site is accessed. The newly redesigned website went live in October 2012 and features a more intuitive web presence designed to enhance the customer experience and convert more traffic into sales with over 100 new features to be included when all phases are complete. Additionally, we are continuing to expand the website’s jewelry assortment through an exclusive agreement with one of the top jewelry manufacturers in the U.S. To complement our improved functionality and assortment on the website, we also began in the first quarter of 2012 to invest resources in online marketing campaigns, email marketing, and social marketing designed to increase traffic and sales conversion ratios, and we expect this investment to increase in the fourth quarter during the holiday season. We believe our direct-to-consumer e-commerce sales channel will not only add to our top-line revenues in a significant manner, but will also play a key role in our campaign to increase overall consumer awareness of moissanite. We also envision e-commerce as a part of a broader effort to establish online connections with consumers that build our brands and our business with retail partners.

•
Launching our direct-to-consumer home party business - Our direct-to-consumer home party business, Lulu AvenueTM, officially launched in April 2012 concurrently with our direct sales front-end and back-office system’s go-live date, our 58-page spring/summer catalog, and a series of nationwide launch events designed to introduce Lulu AvenueTM jewelry products and the direct sales business opportunity. As a result of our services and licensing agreement with JudeFrances discussed above, we target to include new, exclusive fashion and moissanite jewelry designs by JudeFrances beginning with the Lulu AvenueTM Spring 2013 catalog. In a separate transaction, we also entered into an asset purchase agreement in October 2012 with Bamboo Pink, Inc., or Bamboo Pink, a jewelry home party direct sales company affiliated with the owners of JudeFrances, that included, among other assets, all of Bamboo Pink’s JudeFrances-designed finished jewelry. We plan to feature this inventory in a special Lulu AvenueTM 2012 holiday supplement to complement our recently issued Fall 2012 catalog. As we continue in 2012, our other initiatives include the ongoing recruitment of independent sales representatives, including former Bamboo Pink representatives; targeted marketing and advertising campaigns; and product merchandising for future catalog seasons. We believe our direct-to-consumer home party sales channel will provide future sales growth and play a key role in our campaign to increase overall consumer awareness of moissanite.

As we execute our strategy to build and reinvest in the business, expenses and investment of cash will be required ahead of the revenue streams we expect in the future, and this may result in some unprofitable quarters as we experienced in the first quarter of 2012. However, one of our primary goals is to maintain positive cash flow each quarter to protect our cash position, and we were successful in generating $2.11 million in cash flow from operations during the nine months ended September 30, 2012. We will continue to diligently focus on cost containment and monitor our cash burn rate as we grow the business.

Our total net sales for the nine months ended September 30, 2012 of $14.31 million were 61% greater than total net sales during the same period of 2011. Loose jewel sales comprised 72% of our total net sales and increased 43% to $10.33 million, compared with $7.25 million in the same period of 2011. Finished jewelry sales comprised 28% of our total net sales and increased 147% to $3.98 million, compared with $1.61 million in the same period of 2011. These increases in sales by product mix are primarily the result of the ongoing execution of our growth strategies, including initiatives to increase consumer awareness of moissanite through marketing support of our customer base; the addition of several new customers and the expansion of existing customer relationships; the introduction of our Forever Brilliant® color-enhanced moissanite jewel; and increased sales of our finished jewelry featuring moissanite to both our wholesale customer base and through our direct-to-consumer retail channels, Moissanite.com and Lulu AvenueTM. We expect these increases in sales by product mix to continue as we execute our strategy of developing new wholesale and direct-to-consumer sales channels and expanding our finished jewelry business.

Operating expenses increased $2.70 million, or 46%, to $8.62 million for the nine months ended September 30, 2012, compared with $5.92 million in the same period of 2011. Of this increase, sales and marketing expenses increased $2.53 million, or 113%, to $4.76 million, primarily as a result of personnel additions and advertising and marketing initiatives incurred to position us for future growth, especially with respect to our e-commerce and home party direct sales businesses. As we grow our business, we continue to focus on closely managing our operating expenses by seeking the most cost effective and efficient solutions to our operating requirements. We recorded net income of $296,000, or $0.01 per diluted share, for the nine months ended September 30, 2012, primarily due to our higher sales and an income tax net benefit, offset in part by our increased operating expenses.

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

Results of Operations

The following table sets forth certain consolidated statements of operations data for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$5,076,364	$2,891,109	$14,312,976	$8,862,945
Costs and expenses:
Cost of goods sold	2,092,734	819,309	5,763,179	3,444,465
Sales and marketing	1,678,779	1,005,600	4,764,595	2,238,866
General and administrative	1,192,278	1,191,857	3,834,744	3,510,232
Research and development	1,490	28,476	18,279	71,982
Loss on abandonment of assets	-	-	-	94,408
Total costs and expenses	4,965,281	3,045,242	14,380,797	9,359,953
Income (loss) from operations	111,083	(154,133)	(67,821)	(497,008)
Other income (expense):
Interest income	16,002	21,062	57,690	62,320
Interest expense	(335)	(456)	(939)	(718)
Loss on call of long-term investments	-	-	-	(2,913)
Total other income	15,667	20,606	56,751	58,689
Income (loss) before income taxes	126,750	(133,527)	(11,070)	(438,319)
Income tax net (expense) benefit	(3,125)	243,182	307,421	208,272
Net income (loss)	$123,625	$109,655	$296,351	$(230,047)

Net Sales

Net sales for the three and nine months ended September 30, 2012 and 2011 comprise the following:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	Dollars	Percent	2012	2011	Dollars	Percent
Loose jewels	$3,782,105	$2,209,049	$1,573,056	71%	$10,330,161	$7,249,173	$3,080,988	43%
Finished jewelry	1,294,259	682,060	612,199	90%	3,982,815	1,613,772	2,369,043	147%
Total net sales	$5,076,364	$2,891,109	$2,185,255	76%	$14,312,976	$8,862,945	$5,450,031	61%

Net sales were $5.08 million for the three months ended September 30, 2012 compared to $2.89 million for the three months ended September 30, 2011, an increase of $2.19 million, or 76%. Net sales were $14.31 million for the nine months ended September 30, 2012 compared to $8.86 million for the nine months ended September 30, 2011, an increase of $5.45 million, or 61%. The improvement in net sales for the three and nine months ended September 30, 2012 was due primarily to an increase in loose jewel sales to our wholesale customer base resulting from the June 2012 launch of our new Forever Brilliant® color-enhanced moissanite jewel and the growth of our customers’ moissanite finished jewelry lines with styles that include both Forever Brilliant® and our standard Very Good, or VG, grade loose jewels. The improvement in net sales for the three and nine months ended September 30, 2012 was also attributable to a significant increase in finished jewelry sales to a major home shopping network customer. We anticipate orders and related sales of both loose moissanite jewels and finished jewelry featuring moissanite will improve as we continue to execute our growth strategies.

Sales of loose jewels represented 75% and 72% of total net sales for the three and nine months ended September 30, 2012, respectively, compared to 76% and 82% of total net sales for the corresponding periods of the prior year. For the three months ended September 30, 2012, loose jewel sales were $3.78 million compared to $2.21 million for the three months ended September 30, 2011, an increase of $1.57 million, or 71%. For the nine months ended September 30, 2012, loose jewel sales were $10.33 million compared to $7.25 million for the nine months ended September 30, 2011, an increase of $3.08 million, or 43%. These increases were primarily attributable to robust orders received from our wholesale customer base upon the June 2012 launch of our new Forever Brilliant® color-enhanced moissanite jewel as well as increased Forever Brilliant® and VG grade loose jewel orders resulting from the growth of our customers’ moissanite finished jewelry lines.

Sales of finished jewelry represented 25% and 28% of total net sales for the three and nine months ended September 30, 2012, respectively, compared to 24% and 18% of total net sales for the corresponding periods of the prior year. For the three months ended September 30, 2012, finished jewelry sales were $1.29 million compared to $682,000 for the three months ended September 30, 2011, an increase of $612,000, or 90%. For the nine months ended September 30, 2012, finished jewelry sales were $3.98 million compared to $1.61 million for the nine months ended September 30, 2011, an increase of $2.37 million, or 147%. These increases were attributable to our ongoing expansion into the finished jewelry business through the creation of new sales channels, including televised home shopping networks and our direct-to-consumer e-commerce website, Moissanite.com.

U.S. net sales accounted for 80% and 63% of total net sales during the three months ended September 30, 2012 and 2011, respectively, and 80% and 58% of total net sales during the nine months ended September 30, 2012 and 2011, respectively. U.S. sales increased 124% and 122% during the three and nine months ended September 30, 2012, respectively, from the corresponding periods of the previous year primarily due to an increase in loose jewel sales to our wholesale customer base resulting from the launch of our new Forever Brilliant® color-enhanced moissanite jewel and the growth of our customers’ moissanite finished jewelry lines. The increase in U.S. sales was also attributable to a significant increase in finished jewelry sales to a major home shopping network customer.

Our largest U.S. customer during the three months ended September 30, 2012 accounted for 16% of our total sales compared to 4% during the same period of 2011. One U.S. customer accounted for 17% of our total sales in the same period of 2011 but did not account for a significant percentage of our total sales during the three months ended September 30, 2012. Our two largest U.S. customers during the nine months ended September 30, 2012 accounted for 25% and 11%, respectively, of our total sales compared to 6% and 17% during the same period of 2011. No additional U.S. customers accounted for more than 10% of total sales during the nine months ended September 30, 2012 or 2011. We expect that we will remain dependent on our ability, and that of our largest customers, to maintain and enhance retail programs. A change in or loss of any of these customer or retailer relationships could have a material adverse effect on our results of operations.

International net sales accounted for 20% and 37% of total net sales during the three months ended September 30, 2012 and 2011, respectively, and 20% and 42% of total net sales during the nine months ended September 30, 2012 and 2011, respectively. International sales decreased 6% and 23% during the three months and nine months ended September 30, 2012, respectively, from the corresponding periods of the previous year primarily as a result of the third quarter 2011 addition of a new distributor in Kazakhstan to open that market as well as the timing of restocking orders from our existing international customer base.

No international customers accounted for more than 10% of total sales during the three months ended September 30, 2012 or 2011 or the nine months ended September 30, 2012. One international customer accounted for 14% of our total sales during the nine months ended September 30, 2011, but did not account for a significant percentage of our total sales during the same period of 2012. A portion of our international sales represents jewels sold internationally that may be re-imported to U.S. retailers. Our top three international distributors by sales volume during the three months ended September 30, 2012 were located in Italy and Hong Kong. Our top three international distributors by sales volume during the nine months ended September 30, 2012 were located in Italy, Hong Kong, and the United Kingdom.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	Dollars	Percent	2012	2011	Dollars	Percent
Segment cost of goods sold
Loose jewels	$1,337,451	$562,476	$774,975	138%	$3,265,737	$2,224,390	$1,041,347	47%
Finished jewelry	548,290	222,684	325,606	146%	1,422,393	742,287	680,106	92%
Total segment cost of goods sold	1,885,741	785,160	1,100,581	140%	4,688,130	2,966,677	1,721,453	58%
Non-segment cost of goods sold	206,993	34,149	172,844	506%	1,075,049	477,788	597,261	125%
Total cost of goods sold	$2,092,734	$819,309	$1,273,425	155%	$5,763,179	$3,444,465	$2,318,714	67%

Total cost of goods sold was $2.09 million for the three months ended September 30, 2012 compared to $819,000 for the three months ended September 30, 2011, an increase of $1.27 million, or 155%. Total cost of goods sold was $5.76 million for the nine months ended September 30, 2012 compared to $3.44 million for the nine months ended September 30, 2011, an increase of $2.32 million, or 67%. Segment cost of goods sold is defined as product cost of goods sold excluding non-capitalized expenses from our manufacturing and production control departments, comprising personnel costs, depreciation, rent, utilities, and corporate overhead allocations; freight out; inventory valuation allowance adjustments; and other inventory adjustments, comprising costs of quality issues, damaged goods, and inventory write-offs.

The increase in cost of goods sold for the three months ended September 30, 2012 compared to the same period in 2011 was primarily due to a $775,000 increase in loose jewel segment cost of goods sold resulting from the 71% increase in loose jewel sales and slightly lower product margins, a $326,000 increase in finished jewelry segment cost of goods sold resulting from the 90% increase in finished jewelry sales and slightly lower product margins, and a net increase in non-segment cost of goods sold of $173,000. The net increase in non-segment cost of goods sold comprises a $110,000 increase in inventory valuation adjustments, including inventory shrinkage, recuts, repairs, and scrap reserves; a $65,000 net increase in non-capitalized manufacturing and production control expenses primarily due to staffing increases and investments in improved processing capabilities; and an $11,000 increase in freight out, offset in part by a $13,000 decrease in other inventory adjustments.

The increase in cost of goods sold for the nine months ended September 30, 2012 compared to the same period in 2011 was primarily due to a $1.04 million increase in loose jewel segment cost of goods sold resulting from the 43% increase in loose jewel sales, a $680,000 increase in finished jewelry segment cost of goods sold resulting from the 147% increase in finished jewelry sales offset in part by slightly improved product margins, and a net increase in non-segment cost of goods sold of $597,000. The net increase in non-segment cost of goods sold comprises a

$465,000 net increase in non-capitalized manufacturing and production control expenses primarily due to staffing increases and investments in improved processing capabilities; a $143,000 increase in inventory valuation adjustments, including inventory shrinkage, recuts, repairs, and scrap reserves; and a $20,000 increase in freight out, offset in part by a $30,000 decrease in other inventory adjustments.

Sales and Marketing

Sales and marketing expenses for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	Dollars	Percent	2012	2011	Dollars	Percent
Sales and marketing	$1,678,779	$1,005,600	$673,179	67%	$4,764,595	$2,238,866	$2,525,729	113%

Sales and marketing expenses were $1.68 million for the three months ended September 30, 2012 compared to $1.01 million for the three months ended September 30, 2011, an increase of $673,000, or 67%. Sales and marketing expenses were $4.76 million for the nine months ended September 30, 2012 compared to $2.24 million for the nine months ended September 30, 2011, an increase of $2.53 million, or 113%.

The increase in sales and marketing expenses for the three months ended September 30, 2012 compared to the same period in 2011 was primarily due to a $278,000 increase in compensation costs, a $244,000 increase in advertising expenses, a $109,000 increase in professional services related to the addition of temporary personnel and the maintenance of software platforms for our direct-to-consumer e-commerce and home party lines of business, a $32,000 increase in depreciation expense related to the Moissanite.com and Lulu AvenueTM e-commerce websites, and a $20,000 increase in office-related expenses to support a larger sales and marketing organization. These increases were offset in part by a $10,000 decrease in travel-related expenses primarily due to the timing and nature of costs incurred relative to the same period in 2011. Compensation costs increased primarily as a result of merit salary adjustments that became effective in the first quarter of 2012 and new sales and marketing personnel added during the latter part of 2011 in the aggregate of $294,000, offset in part by a decrease in employee relocation costs of $10,000, a decrease in commissions of $4,000, and a decrease in stock-based compensation expense of $2,000. The increase in advertising expenses comprises an increase in Internet marketing of $142,000 due primarily to paid search advertising in support of our Moissanite.com and Lulu AvenueTM e-commerce websites and an increase in cooperative advertising expenses of $137,000 resulting primarily from the increase in sales of loose jewels compared to the same period in the prior year and a special incentive offered to a small number of customers in exchange for targeted holiday marketing. In addition, television media advertising increased by $50,000 due to a special allowance granted to a customer in exchange for a targeted moissanite campaign, and print media advertising increased by $44,000 due primarily to our Forever Brilliant® color-enhanced moissanite jewel trade awareness campaign. These increases were offset in part by a decrease in targeted marketing, designer program development, trade shows, sponsorships, and promotional kits of $129,000 due to the timing and stage of development of various product awareness and branding campaigns.

The increase in sales and marketing expenses for the nine months ended September 30, 2012 compared to the same period in 2011 was primarily due to a $1.20 million net increase in compensation costs, a $676,000 net increase in advertising expenses, a $237,000 increase in professional services related to the addition of temporary personnel and the maintenance of software platforms for our direct-to-consumer e-commerce and home party lines of business, a $180,000 increase in travel-related expenses resulting from new sales and marketing personnel and expanding business opportunities, a $122,000 increase in depreciation expense related to the Moissanite.com and Lulu AvenueTM e-commerce websites, and a $110,000 increase in office-related expenses to support a larger sales and marketing organization. Compensation costs increased primarily as a result of merit salary adjustments that became effective in the first quarter of 2012 and new sales and marketing personnel added during the latter part of 2011 in the aggregate of $1.04 million, an increase in commissions of $163,000 due to increasing sales and the timing of orders by specific customers under which commission plans of sales representatives are based, and an increase in stock-based compensation expense of $35,000. These increases in compensation costs were offset in part by a decrease in bonus expense of $23,000 and a decrease in severance pay of $14,000. The increase in advertising expenses comprises an increase in Internet marketing of $323,000 due primarily to paid search advertising in support of our Moissanite.com and Lulu AvenueTM e-commerce websites and an increase in cooperative advertising expenses of $117,000 resulting primarily from the increase in sales of loose jewels compared to the same period in the prior year and a special incentive offered to a small number of customers in exchange for targeted holiday marketing. In addition, print media advertising increased by $106,000 due primarily to our Forever Brilliant® color-

enhanced moissanite jewel trade awareness campaign; targeted marketing, designer program development, trade shows, sponsorships, and promotional kits increased by $80,000; and television media advertising increased by $50,000 due to a special allowance granted to a customer in exchange for a targeted moissanite campaign.

General and Administrative

General and administrative expenses for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	Dollars	Percent	2012	2011	Dollars	Percent
General and administrative	$1,192,278	$1,191,857	$421	-	$3,834,744	$3,510,232	$324,512	9%

General and administrative expenses were unchanged at $1.19 million for the three months ended September 30, 2012 compared to $1.19 million for the three months ended September 30, 2011. General and administrative expenses were $3.83 million for the nine months ended September 30, 2012 compared to $3.51 million for the nine months ended September 30, 2011, an increase of $325,000, or 9%.

General and administrative expenses for the three months ended September 30, 2012 included a $98,000 net increase in compensation costs, a $15,000 increase in investor relations professional services, a $12,000 increase in consulting and other professional services primarily relating to the support of our enterprise resource planning system that was placed in service during the first quarter of 2012 and the re-launch of our corporate website during the third quarter of 2012, a $7,000 increase in office-related expenses to support a larger general and administrative organization, a $4,000 increase in personal property and franchise taxes, a $3,000 increase in depreciation and amortization expense related to additional information technology infrastructure to support a growing organization, a $3,000 increase in commercial insurance expenses, a $2,000 increase in legal professional services, and a $2,000 increase in Board member compensation due to the addition of a Board seat and greater number of committee meetings held during the quarter for strategic matters. These increases were offset in part by a $94,000 decrease in bad debt expense associated with our allowance for doubtful accounts reserve policy, which estimates uncollectible accounts by aging category based on historical experience. In addition, travel-related expenses associated with investor, customer, and supplier meetings decreased by $37,000 and audit and tax professional services decreased by $14,000 due to the timing of work performed. Compensation costs increased primarily as a result of merit salary adjustments that became effective in the first quarter of 2012 and new administration and information technology personnel added during the second quarter of 2012 in the aggregate of $47,000, as well as an increase in stock-based compensation expense of $42,000 and an increase in employee relocation costs of $9,000.

The increase in general and administrative expenses for the nine months ended September 30, 2012 compared to the same period in 2011 was primarily due to a $176,000 net increase in compensation costs, a $99,000 increase in consulting and other professional services primarily relating to the support of our enterprise resource planning system that was placed in service during the first quarter of 2012 and the re-launch of our corporate website during the third quarter of 2012, a $74,000 increase in depreciation and amortization expense related to additional information technology infrastructure to support a growing organization, a $72,000 increase in bad debt expense associated with our allowance for doubtful accounts reserve policy, a $35,000 increase in recruiting expenses associated with newly created positions to support our administration and information technology departments, a $24,000 increase in Board member compensation due to the addition of a Board seat and greater number of committee meetings held during the first nine months of 2012 for strategic matters, a $23,000 increase in office-related expenses to support a larger general and administrative organization, and a $6,000 increase in personal property and franchise taxes. These increases were offset in part by a $50,000 decrease in legal professional services, a $45,000 net decrease in investor and public relations services due to the expiration of a public relations services contract, and a $39,000 decrease in audit and tax professional services due to the timing of work performed. In addition, travel-related expenses associated with investor, customer, and supplier meetings decreased by $27,000 and commercial insurance expenses decreased by $23,000.

Research and Development

Research and development expenses for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	Dollars	Percent	2012	2011	Dollars	Percent
Research and development	$1,490	$28,476	$(26,986)	-95%	$18,279	$71,982	$(53,703)	-75%

Research and development expenses were $1,000 for the three months ended September 30, 2012 compared to $28,000 for the three months ended September 30, 2011, a decrease of $27,000, or 95%. Research and development expenses were $18,000 for the nine months ended September 30, 2012 compared to $72,000 for the nine months ended September 30, 2011, a decrease of $54,000, or 75%.

The decrease in research and development expenses for the three and nine months ended September 30, 2012 compared to the same periods in 2011 was primarily due to a $27,000 and $54,000, respectively, decrease in compensation and office-related expenses. These internal research and development resources were no longer necessary as a result of our agreement with Serenity to enhance our moissanite jewels, and the expenses were reallocated to the manufacture of loose jewels.

Loss on Abandonment of Assets

Loss on abandonment of assets for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	Dollars	Percent	2012	2011	Dollars	Percent
Loss on abandonment of assets	$-	$-	$-	-	$-	$94,408	$(94,408)	-100%

During the second quarter of 2011, we identified jewelry-specific manufacturing software that we believed would improve our merchandising, production, and inventory efficiencies and reporting. Because our management decided to purchase and implement this software, prior capitalized manufacturing software modifications not yet placed in service of approximately $94,000 to our then-current enterprise resource planning system were abandoned and recorded as a loss on abandonment of assets for the nine months ended September 30, 2011.

Interest Income

Interest income for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	Dollars	Percent	2012	2011	Dollars	Percent
Interest income	$16,002	$21,062	$(5,060)	-24%	$57,690	$62,320	$(4,630)	-7%

Interest income was $16,000 for the three months ended September 30, 2012 compared to $21,000 for the three months ended September 30, 2011, a decrease of $5,000, or 24%. Interest income was $58,000 for the nine months ended September 30, 2012 compared to $62,000 for the nine months ended September 30, 2011, a decrease of $4,000, or 7%.

The decrease in interest income for the three and nine months ended September 30, 2012 resulted primarily from investing less cash in U.S. government agency securities due to the $2.50 million in such securities called during the first half of 2012 and holding on average more cash in lower yielding money market accounts during the three and nine months ended September 30, 2012 as compared to the same periods of 2011.

Provision for Income Taxes

We recognized an income tax expense of approximately $3,000 for the three months ended September 30, 2012 and an income tax net benefit of approximately $307,000 for the nine months ended September 30, 2012, as compared to an income tax benefit of approximately $243,000 and $208,000 for the three and nine months ended September 30, 2011, respectively.

During 2008, we recorded a full valuation allowance against certain deferred tax assets consisting primarily of net operating loss carryforwards. Due to continued uncertainty over sufficient future taxable income to fully utilize these deferred tax assets, we did not record an income tax expense for the pretax income incurred during the three months ended September 30, 2012 or an income tax benefit for the pretax losses incurred during the nine months ended September 30, 2012 and the three and nine months ended September 30, 2011, nor did we reduce the valuation allowance against these deferred tax assets. Until such time that the uncertainty for utilization of the remaining net operating losses is overcome, we do not expect to recognize income tax expense or benefit for operating income or loss, respectively, in future periods.

We recognized approximately $3,000 of income tax expense for the three months ended September 30, 2012 for estimated tax, penalties, and interest associated with uncertain tax positions. During the nine months ended September 30, 2012, we entered into a voluntary disclosure agreement with a taxing authority for which we had previously recorded a liability for an uncertain tax position. As a result of the agreement, we reduced our total recorded liabilities relating to uncertain tax positions by approximately $320,000 and recognized a corresponding income tax benefit. This benefit was offset by approximately $13,000 of income tax expense for estimated tax, penalties, and interest for other uncertain tax positions.

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

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of September 30, 2012, our principal sources of liquidity were cash and cash equivalents totaling $10.68 million, trade accounts receivable of $5.96 million, and short-term inventory of $6.88 million, as compared to cash and cash equivalents totaling $6.70 million, trade accounts receivable of $6.06 million, and short-term inventory of $6.85 million as of December 31, 2011. We had $3.76 million of highly liquid U.S. government agency securities at December 31, 2011 that we classified as held-to-maturity long-term assets on our consolidated balance sheets due to our positive intention and ability to hold these securities until their maturity dates. During the nine months ended September 30, 2012, U.S. government agency securities totaling $2.50 million were called by issuers prior to their maturity dates, resulting in a net held-to-maturity investments balance at September 30, 2012 of $1.26 million.

During the nine months ended September 30, 2012, our working capital increased by approximately $4.40 million to $22.59 million from $18.19 million at December 31, 2011. As described more fully below, the increase in working capital at September 30, 2012 is primarily attributable to an increase in cash and cash equivalents, a greater allocation of inventory to short-term, an increase in prepaid expenses and other assets, a decrease in trade accounts payable, and a net decrease in accrued expenses and other liabilities, offset in part by a decrease in accounts receivable, a decrease in interest receivable, and an increase in accrued cooperative advertising.

During the nine months ended September 30, 2012, $2.11 million of cash was provided by operations. The primary drivers of positive cash flow were our net income of $296,000 that included $1.84 million of net non-cash expenses, a net decrease in inventory of $1.31 million, and an increase in interest receivable of $3,000. These factors more than offset an increase in trade accounts receivable of $502,000, an increase in prepaid expenses and other assets of $282,000, a decrease in trade accounts payable of $128,000, and a net decrease in accrued liabilities of $440,000.

Inventories decreased primarily due to sales in excess of production of loose jewels and finished jewelry, as we are currently limiting production of loose jewels and have continued to sell down finished jewelry produced in prior years in addition to new jewelry styles produced in the current year. Accounts payable decreased primarily as a result of the timing of payments for costs incurred during the third quarter of 2012. Accounts receivable increased primarily due to higher sales and extended customer payment terms that we offer in limited circumstances and on significant orders from time to time that may not immediately increase liquidity as a result of current-period sales, offset in part by collection efforts. We believe our competitors and other vendors in the jewelry industry have also expanded their use of extended payment terms and, in aggregate, we believe that by expanding our use of extended payment terms, we have provided a competitive response in our market and that our net sales have been favorably impacted. We are unable to estimate the impact of this program on our net sales, but if we ceased providing extended payment terms in select instances, we believe we would not be competitive for some customers in the marketplace and that our net sales and profits would likely decrease. We have not experienced any significant accounts receivable write-offs related to revenue arrangements with extended payment terms.

We manufactured approximately $933,000 in loose jewels and $2.50 million in finished jewelry, which includes the cost of the loose jewels and the purchase of precious metals and labor in connection with jewelry production, during the nine months ended September 30, 2012. We expect our purchases of precious metals and labor to increase as we increase our finished jewelry business. In addition, from the beginning of 2006 through the third quarter of 2012, the price of gold has increased significantly (approximately 233%), resulting in higher retail price points for gold jewelry. Because the market price of gold and other precious metals is beyond our control, the recent upward price trends could continue and have a negative impact on our operating cash flow as we manufacture finished jewelry.

Historically, our raw material inventories of SiC crystals had been purchased under exclusive supply agreements with a limited number of suppliers. Because the supply agreements restricted the sale of these crystals exclusively to us, the suppliers negotiated minimum purchase commitments with us that, when combined with our reduced sales, have resulted in levels of inventories that are higher than we might otherwise maintain. We did not make any purchases of raw material inventory during the nine months ended September 30, 2012. As of September 30, 2012, $26.81 million of our inventories were classified as long-term assets. Finished jewelry that we manufacture will utilize the finished good loose jewels currently on hand and, as we deplete certain shapes and sizes, our on-hand raw material SiC crystals of $3.62 million are expected to meet our replenishment needs during the remainder of fiscal 2012. However, as we increase production to replenish certain shapes and sizes of our loose jewels that are sold down as we execute our strategic plan, we anticipate the need to purchase raw material SiC crystals beginning in fiscal 2013.

Our Amended and Restated Exclusive Supply Agreement with Cree for the supply of SiC crystals expires in July 2015. In connection with this agreement, we have committed to purchase from Cree a minimum of 50%, by dollar volume, of our raw material SiC crystal requirements. If our orders require Cree to expand beyond specified production levels, we must commit to purchase certain minimum quantities. As of September 30, 2012, we had no outstanding purchase commitments under this agreement.

We did not make any income tax payments during the nine months ended September 30, 2012 due to our net operating loss carryforwards, other than an approximate $12,000 estimated tax payment in one state jurisdiction that can be used for either franchise or income taxes to be determined at the time of filing and a payment of less than $1,000 in another state jurisdiction for interest related to prior-year tax liabilities that had previously been treated as an uncertain tax position. As of September 30, 2012, we had approximately $1.01 million of remaining federal income tax credits, $666,000 of which expire between 2012 and 2021 and the balance without an expiration, which can be carried forward to offset future income taxes. As of September 30, 2012, we also had a federal tax net operating loss carryforward of approximately $6.21 million expiring between 2020 and 2030, which can be used to offset against future federal taxable income, a North Carolina tax net operating loss carryforward of approximately $11.90 million expiring between 2015 and 2025, and various other state tax net operating loss carryforwards expiring between 2024 and 2030, which can be used to offset against future state taxable income.

In November 2009, our Board of Directors authorized a repurchase program for up to 1,000,000 shares of our common stock. On August 7, 2012, the Board authorized an extension of the program through August 12, 2013. Repurchases can be made in the open market or in privately negotiated transactions. We expect to use available cash to finance these purchases and will determine the timing and amount of stock repurchases based on our evaluation of market conditions, the market price of our common stock, and management’s assessment of our liquidity and cash flow needs. During the nine months ended September 30, 2012, we repurchased no shares. As of November 7, 2012, we have repurchased an aggregate of 190,787 shares, and there remain 809,213 shares of our common stock approved for repurchase under the repurchase program.

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

Recent Developments

On October 19, 2012, Charles & Colvard Direct entered into a Services and Licensing Agreement with JudeFrances. Under the agreement, JudeFrances will custom design fashion and moissanite jewelry for Lulu AvenueTM, Charles & Colvard Direct’s home party direct sales division. The agreement also provides Charles & Colvard Direct a worldwide, exclusive, non-transferable license to use and display the name “JudeFrances” in connection with Lulu AvenueTM branding, marketing, advertisement, promotion, sales, and distribution of certain deliverables and jewelry products. In exchange for the services and license provided by JudeFrances, Charles & Colvard Direct will make certain annual payments and royalty payments to JudeFrances and will reimburse JudeFrances for certain business expenses. The initial term of the agreement is three years, and Charles & Colvard Direct has the right to extend the term of the agreement for an additional one-year period if certain conditions are met.

Additionally, on October 19, 2012, Charles & Colvard Direct entered into an Asset Purchase Agreement with Bamboo Pink. Pursuant to this agreement, Charles & Colvard Direct acquired certain assets from Bamboo Pink in exchange for consideration consisting of $645,645 in cash. The Purchased Assets include certain jewelry inventory of Bamboo Pink, jewelry molds, a direct selling software platform, certain proprietary rights to the “love knot” trademark, information related to Bamboo Pink’s direct sales consultants, suppliers lists, advertising, and promotional material (other than any advertising or promotional material that includes the BambooPink name), the benefit of and the right to enforce the product warranties with respect to the purchased assets, and all hard and electronic versions of jewelry photographs (high-resolution and all others).

The agreement with Bamboo Pink contains customary representations, warranties, and covenants by the parties, and the parties have agreed to indemnify one another with respect to damages arising from the breach thereof and with respect to certain other matters under the agreement.

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

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. During the three months ended September 30, 2012, we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

On July 26, 2011, we learned that BetterThanDiamond.com requested that the U.S. Patent and Trademark Office, or USPTO, conduct an ex parte re-examination of our U.S. Patent No. 5,723,391, or the ‘391 Patent, for manufacturing silicon carbide gemstones based on claims of prior art. On October 5, 2011, the USPTO granted the re-examination request based on its finding that the information provided in the request raised “a substantial new question of patentability.” On May 30, 2012, the USPTO issued a non-final Office Action in Ex Parte Re-examination that rejected Claims 1 through 3 of the ‘391 Patent based on its initial review of the prior art. On July 27, 2012, we responded to the USPTO. On October 1, 2012, the USPTO issued a Notice of Intent to Issue Ex Parte Re-examination Certificate that upheld all claims under our ‘391 Patent for manufacturing SiC gemstones.

Item 1A.	Risk Factors

We discuss in our Annual Report on Form 10-K for the year ended December 31, 2011 various risks that may materially affect our business. There have been no material changes to such risks.

Item 6.	Exhibits

The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description
10.1	Consultant Agreement, dated September 28, 2012, between Charles & Colvard, Ltd. and Anne Butler

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Charles & Colvard, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.*

*  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARLES & COLVARD, LTD.

	By:	/s/ Randy N. McCullough
November 13, 2012		Randy N. McCullough
President and Chief Executive Officer

	By:	/s/ Timothy L. Krist
November 13, 2012		Timothy L. Krist
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Consultant Agreement, dated September 28, 2012, between Charles & Colvard, Ltd. and Anne Butler

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Charles & Colvard, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.*

*  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.