Form 10-Q
period 2013-03-31
CHARLES & COLVARD LTD
filed 2013-05-10
CIK 1015155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q
_________________
(Mark One)
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

As of May 6, 2013, there were 19,664,675 shares of the registrant’s common stock, no par value per share, outstanding.

CHARLES & COLVARD, LTD.

FORM 10-Q
For the Quarterly Period Ended March 31, 2013

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013 (unaudited)	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$12,641,217	$11,860,842
Accounts receivable, net	7,455,505	8,138,358
Interest receivable	4,601	694
Held-to-maturity investments	503,719	505,068
Inventory, net	8,466,603	8,442,430
Prepaid expenses and other assets	991,222	737,406
Deferred income taxes	1,211,772	1,211,772
Total current assets	31,274,639	30,896,570
Long-term assets:
Inventory, net	25,201,036	24,353,580
Property and equipment, net	1,669,944	1,746,792
Intangible assets, net	328,767	346,732
Deferred income taxes	2,310,240	2,520,818
Other assets	13,266	12,199
Total long-term assets	29,523,253	28,980,121
TOTAL ASSETS	$60,797,892	$59,876,691

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,584,156	$2,112,585
Accrued cooperative advertising	194,000	200,000
Accrued expenses and other liabilities	463,825	574,522
Total current liabilities	3,241,981	2,887,107
Long-term liabilities:
Accrued income taxes	388,118	383,730
Total liabilities	3,630,099	3,270,837
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value	53,333,402	53,318,044
Additional paid-in capital – stock-based compensation	8,699,328	8,459,020
Accumulated deficit	(4,864,937)	(5,171,210)
Total shareholders’ equity	57,167,793	56,605,854
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$60,797,892	$59,876,691

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2013	2012
Net sales	$6,505,074	$4,178,385
Costs and expenses:
Cost of goods sold	2,881,978	2,027,686
Sales and marketing	2,246,209	1,501,921
General and administrative	849,377	1,357,172
Research and development	5,983	8,408
Total costs and expenses	5,983,547	4,895,187
Income (loss) from operations	521,527	(716,802)
Other income (expense):
Interest income	7,502	23,865
Interest expense	(740)	(477)
Total other income, net	6,762	23,388
Income (loss) before income taxes	528,289	(693,414)
Income tax net (expense) benefit	(222,016)	317,568
Net income (loss)	$306,273	$(375,846)

Net income (loss) per common share:
Basic	$0.02	$(0.02)
Fully diluted	$0.02	$(0.02)

Weighted average number of shares used in computing net income (loss) per common share:
Basic	19,659,168	19,470,511
Fully diluted	20,054,422	19,470,511

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$306,273	$(375,846)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	192,387	116,600
Amortization of bond premium	1,349	1,323
Stock-based compensation	246,666	289,409
Provision for uncollectible accounts	(96,000)	151,952
Provision for sales returns	(108,000)	(42,000)
Provision for inventory reserves	(19,000)	(46,000)
Provision for deferred income taxes	210,578	-
Changes in assets and liabilities:
Accounts receivable	886,853	12,809
Interest receivable	(3,907)	(2,303)
Inventory	(852,629)	489,787
Prepaid expenses and other assets, net	(254,883)	(19,159)
Accounts payable	471,571	506,571
Accrued cooperative advertising	(6,000)	(63,000)
Accrued income taxes	4,388	(361,198)
Other accrued liabilities	(110,697)	(275,358)
Net cash provided by operating activities	868,949	383,587

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(87,997)	(351,793)
Patent, license rights, and trademark costs	(9,577)	(3,677)
Net cash used in investing activities	(97,574)	(355,470)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock option exercises	9,000	106,465
Net cash provided by financing activities	9,000	106,465

NET INCREASE IN CASH AND CASH EQUIVALENTS	780,375	134,582
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,860,842	6,701,701
CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,641,217	$6,836,283

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$740	$477
Cash paid during the year for income taxes	$7,050	$11,800

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

Basis of Presentation and Principles of Consolidation - The accompanying unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, the unaudited statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2013.

The consolidated financial statements as of and for the three months ended March 31, 2013 and 2012 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of December 31, 2012 is derived from the audited financial statements as of that date. The accompanying statements should be read in conjunction with the audited financial statements and related notes, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 29, 2013 (the “2012 Annual Report”).

The accompanying consolidated financial statements as of and for the three months ended March 31, 2013 and 2012 include the accounts of the Company and its wholly owned subsidiaries Moissanite.com, LLC, formed in 2011; Charles & Colvard Direct, LLC, formed in 2011; and Charles & Colvard (HK) Ltd., the Company’s Hong Kong subsidiary that became a dormant entity in the second quarter of 2009 and the operations of which ceased in 2008. All intercompany accounts have been eliminated.

Significant Accounting Policies - In the opinion of the Company’s management, the significant accounting policies used for the three months ended March 31, 2013 are consistent with those used for the year ended December 31, 2012. Accordingly, please refer to the 2012 Annual Report for the Company’s significant accounting policies.

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

The Company manages its business primarily by its two distribution channels that it uses to sell its product lines, loose jewels and finished jewelry. Accordingly, the Company determined its two operating and reporting segments to be wholesale distribution transacted through the parent entity and direct-to-consumer distribution transacted through the Company’s wholly owned operating subsidiaries, Moissanite.com, LLC and Charles & Colvard Direct, LLC. The accounting policies of these segments are the same as those described in Note 2, “Basis of Presentation and Significant Accounting Policies,” of this Quarterly Report on Form 10-Q and in the Notes to Consolidated Financial Statements in the 2012 Annual Report.

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

The Company allocates certain general and administrative and information technology-related expenses from its parent entity to its two direct-to-consumer operating subsidiaries primarily based on net sales and headcount, respectively. Unallocated expenses, which also include interest and taxes, remain in the parent entity’s wholesale distribution segment.

Summary financial information by reporting segment is as follows:

	Three Months Ended March 31, 2013
	Wholesale	Direct-to- Consumer	Total
Net sales
Loose jewels	$4,293,076	$55,220	$4,348,296
Finished jewelry	1,729,149	427,629	2,156,778
Total	$6,022,225	$482,849	$6,505,074

Product line cost of goods sold
Loose jewels	$1,714,826	$7,860	$1,722,686
Finished jewelry	586,726	196,895	783,621
Total	$2,301,552	$204,755	$2,506,307

Product line gross profit
Loose jewels	$2,578,250	$47,360	$2,625,610
Finished jewelry	1,142,423	230,734	1,373,157
Total	$3,720,673	$278,094	$3,998,767

Operating income (loss)	$1,698,148	$(1,176,621)	$521,527

Depreciation and amortization	$90,979	$101,408	$192,387

Capital expenditures	$80,671	$7,326	$87,997

	Three Months Ended March 31, 2012
	Wholesale	Direct-to- Consumer	Total
Net sales
Loose jewels	$2,413,680	$39,515	$2,453,195
Finished jewelry	1,591,800	133,390	1,725,190
Total	$4,005,480	$172,905	$4,178,385

Product line cost of goods sold
Loose jewels	$805,902	$5,711	$811,613
Finished jewelry	714,662	46,511	761,173
Total	$1,520,564	$52,222	$1,572,786

Product line gross profit
Loose jewels	$1,607,778	$33,804	$1,641,582
Finished jewelry	877,138	86,879	964,017
Total	$2,484,916	$120,683	$2,605,599

Operating loss	$(61,362)	$(655,440)	$(716,802)

Depreciation and amortization	$78,740	$37,860	$116,600

Capital expenditures	$240,269	$111,524	$351,793

	March 31, 2013
	Wholesale	Direct-to- Consumer	Total
Total assets	$57,684,922	$3,112,970	$60,797,892

	December 31, 2012
	Wholesale	Direct-to- Consumer	Total
Total assets	$58,823,642	$1,053,049	$59,876,691

A reconciliation of the Company’s product line cost of goods sold to cost of goods sold as reported in the consolidated financial statements is as follows:

	Three Months Ended March 31,
	2013	2012
Product line cost of goods sold	$2,506,307	$1,572,786
Non-capitalized manufacturing and production control expenses	400,251	406,129
Freight out	36,510	17,383
Inventory valuation allowances	(19,000)	(46,000)
Other inventory adjustments	(42,090)	77,388
Cost of goods sold	$2,881,978	$2,027,686

The Company’s net inventories by product line maintained in the parent entity’s wholesale distribution segment are as follows:

	March 31, 2013	December 31, 2012
Loose jewels
Raw materials	$3,164,984	$3,189,320
Work-in-process	4,549,869	3,650,322
Finished goods	18,368,042	19,074,526
Finished goods on consignment	57,463	75,131
Total	$26,140,358	$25,989,299

Finished jewelry
Raw materials	$286,945	$259,366
Work-in-process	503,628	250,628
Finished goods	6,047,633	5,451,178
Finished goods on consignment	592,449	748,022
Total	$7,430,655	$6,709,194

Supplies inventories of approximately $97,000 and $98,000 at March 31, 2013 and December 31, 2012, respectively, included in finished goods inventories in the consolidated financial statements are omitted from inventories by product line because they are used in both product lines and are not maintained separately.

The Company recognizes sales by geographic area based on the country in which the customer is based. A portion of the Company’s international wholesale distribution segment sales represents products sold internationally that may be re-imported to United States (“U.S.”) retailers. Sales to international end consumers made by the Company’s direct-to-consumer distribution segment are included in U.S. sales because products are shipped and invoiced to a U.S.-based intermediary party that assumes all international shipping and credit risks. The following presents certain data by geographic area:

	Three Months Ended March 31,
	2013	2012
Net sales
United States	$5,112,289	$3,390,947
International	1,392,785	787,438
Total	$6,505,074	$4,178,385

	March 31, 2013	December 31, 2012
Property and equipment, net
United States	$1,669,944	$1,746,792
International	-	-
Total	$1,669,944	$1,746,792

	March 31, 2013	December 31, 2012
Intangible assets, net
United States	$141,014	$152,038
International	187,753	194,694
Total	$328,767	$346,732

4.	INVESTMENTS

Investments consist of long-term U.S. government agency securities carried at amortized cost using the effective interest method. The Company classifies its marketable securities as held-to-maturity based upon management’s positive intention and ability to hold these securities until their maturity dates.

The following table summarizes information about held-to-maturity investments at March 31, 2013:

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
U.S. government agency securities	$503,719	$6,696	$510,415

As of March 31, 2013, the estimated fair value of the investments was greater than the amortized cost. Because management intends to hold the investments until their maturity dates, this unrealized gain was not recorded in the consolidated financial statements.

The maturities of held-to-maturity investments at March 31, 2013 were as follows:

	Less than 1 Year	Total
U.S. government agency securities	$503,719	$503,719

5.	FAIR VALUE MEASUREMENTS

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

The Company evaluates assets and liabilities subject to fair value measurements on a recurring and non-recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by management of the Company. The instruments identified as subject to fair value measurements on a recurring basis are cash and cash equivalents, trade accounts receivable, held-to-maturity investments, trade accounts payable, and accrued expenses. All instruments other than held-to-maturity investments are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments. The estimated fair value of the Company’s held-to-maturity investments as of March 31, 2013 utilized Level 2 inputs of similar investments traded on active securities exchanges.

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

6.	INVENTORIES

The Company’s total inventories, net of reserves, consisted of the following as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Raw materials	$3,451,929	$3,448,686
Work-in-process	5,053,497	3,900,950
Finished goods	24,856,301	24,978,221
Finished goods on consignment	661,912	843,153
Less inventory reserves	(356,000)	(375,000)
Total	$33,667,639	$32,796,010

Current portion	$8,466,603	$8,442,430
Long-term portion	25,201,036	24,353,580
Total	$33,667,639	$32,796,010

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

The Company’s work-in-process inventories include raw SiC crystals on which processing costs, such as labor and sawing, have been incurred; and components, such as metal castings and finished good moissanite jewels, that have been issued to jobs in the manufacture of finished jewelry. The Company’s moissanite jewel manufacturing process involves the production of intermediary shapes, called “preforms,” that vary depending upon the size and shape of the finished jewel. To maximize manufacturing efficiencies, preforms may be made in advance of current finished inventory needs but remain in work-in-process inventories. As of March 31, 2013 and December 31, 2012, work-in-process inventories issued to active production jobs approximated $1.94 million and $1.12 million, respectively.

The Company’s jewels do not degrade in quality over time and inventory generally consists of the shapes and sizes most commonly used in the jewelry industry. In addition, the majority of jewel inventory is not mounted in finished jewelry settings and is therefore not subject to fashion trends nor is obsolescence a significant factor. The Company has very small market penetration in the worldwide jewelry market, and the Company has the exclusive right in the U.S. through mid-2015 and in many other countries through mid-2016 to produce and sell created SiC for use in jewelry applications. In view of the foregoing factors, management has concluded that no excess or obsolete loose jewel inventory reserve requirements existed as of March 31, 2013.

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

In 2011, the Company began purchasing fashion finished jewelry comprised of base metals and non-precious gemstones for sale through Lulu AvenueTM, the direct-to-consumer home party division of its wholly owned operating subsidiary, Charles & Colvard Direct, LLC. This finished jewelry is fashion oriented and subject to styling trends that may change with each catalog season, of which there are several each year. Typically in the jewelry industry, slow-moving or discontinued lines are sold as closeouts or liquidated in alternative sales channels. The Company reviews the finished jewelry inventory on an ongoing basis for any lower of cost or market and obsolescence issues and has concluded that no such finished jewelry inventory reserve requirements relating to the Company’s new line of finished jewelry featuring moissanite and fashion finished jewelry products existed as of

March 31, 2013.

Periodically, the Company ships finished goods inventory to wholesale customers on consignment terms. Under these terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. Finished goods on consignment at March 31, 2013 and December 31, 2012 are net of shrinkage reserves of $12,000 and $20,000, respectively, to allow for certain loose jewels and finished jewelry on consignment with wholesale customers that may not be returned or may be returned in a condition that does not meet the Company’s current grading or quality standards.

Total net loose jewel inventories at March 31, 2013 and December 31, 2012, including inventory on consignment net of reserves, were $26.14 million and $25.99 million, respectively. The loose jewel inventories at March 31, 2013 and December 31, 2012 include shrinkage reserves of $10,000 and $36,000, respectively, including shrinkage reserves of $3,000 and $17,000, respectively, on inventory on consignment. Loose jewel inventories at March 31, 2013 and December 31, 2012 also include recuts reserves of $94,000 and $109,000, respectively.

Total net jewelry inventories at March 31, 2013 and December 31, 2012, including inventory on consignment net of reserves, finished jewelry featuring moissanite manufactured by the Company since entering the finished jewelry business in 2010, and fashion finished jewelry purchased by the Company for sale through Lulu AvenueTM, were $7.43 million and $6.71 million, respectively. Jewelry inventories consist primarily of finished goods, a portion of which the Company acquired as part of a January 2009 settlement agreement with a former manufacturer customer to reduce the outstanding receivable to the Company. Due to the lack of a plan to market this inventory at that time, a jewelry inventory reserve was established to reduce the majority of the acquired jewelry inventory value to scrap value, or the amount the Company would expect to obtain by melting the gold in the jewelry and returning to loose-jewel finished goods inventory those jewels that meet grading standards. The scrap reserve established for this acquired inventory at the time of the agreement is adjusted at each reporting period for the market price of gold and has generally declined as the associated jewelry is sold down. At March 31, 2013, the balance increased to $149,000 from $132,000 at December 31, 2012 as a result of a decrease in the market price of gold, offset in part by sell down of the inventory during the quarter. Because the finished jewelry the Company began manufacturing in 2010 after it entered that business was made pursuant to an operational plan to market and sell the inventory, it is not subject to this reserve. The finished jewelry inventories at March 31, 2013 and December 31, 2012 also include shrinkage reserves of $103,000 and $98,000, respectively, including shrinkage reserves of $9,000 and $3,000 on inventory on consignment, respectively.

The need for adjustments to inventory reserves is evaluated on a period-by-period basis.

7.	INCOME TAXES

The Company recognized an income tax expense of approximately $222,000 for the three months ended March 31, 2013 compared to an income tax net benefit of approximately $318,000 for the three months ended March 31, 2012.

During 2008, the Company recorded a full valuation allowance against certain deferred tax assets consisting primarily of net operating loss carryforwards. Due to continued uncertainty over sufficient future taxable income to fully utilize these deferred tax assets, the Company did not record an income tax benefit for the pretax loss incurred during the three months ended March 31, 2012.

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. For the year ended December 31, 2012, cumulative positive taxable income over the last three tax years had been generated, offsetting the negative evidence of cumulative losses in previous years. The Company also determined that its expectations of future taxable income in upcoming tax years would be sufficient to result in full utilization of these net operating loss carryforwards and deferred tax assets prior to any statutory expiration. As a result, the Company’s management determined that sufficient positive evidence existed as of December 31, 2012 to conclude that it is more likely than not that the majority of its deferred tax assets are realizable, and it reduced its valuation allowance accordingly. A valuation allowance remains against certain deferred tax assets relating to state net operating loss carryforwards from the Company’s e-commerce and home party operating subsidiaries due to the timing uncertainty of when the subsidiaries will generate cumulative positive taxable income to utilize the associated deferred tax assets. A valuation allowance also remains against certain deferred tax assets relating to investment loss carryforwards because the Company’s current investments are classified as held-to-maturity, indicating they will be redeemed at par value and will not generate gains sufficient or of the appropriate character to utilize the associated deferred tax assets.

For the three months ended March 31, 2013, the Company recognized $211,000 of current period income tax expense, which represents an effective tax rate of 40.0% on the current period pre-tax book income. The effective tax rate for the three months ended March 31, 2013 differs from the federal statutory rate of 34.0% primarily due to the impact of state income taxes, stock-based compensation expense that is not deductible for tax purposes, and other book-to-tax reconciling items. This effective tax rate has increased from December 31, 2012 due to anticipation of higher taxable income in the current fiscal year, and an additional $7,000 of income tax expense was accrued and paid related to the prior tax year, primarily for adjustment of the federal alternative minimum tax. During the three months ended March 31, 2013, the Company also recognized approximately $4,000 of income tax expense for estimated tax, penalties, and interest associated with uncertain tax positions.

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

As of March 31, 2013, the Company’s future minimum payments under this operating lease were as follows:

2013	$104,480
2014	143,486
2015	147,791
2016	152,224
2017	13,066
Total	$561,047

Rent expense for the three months ended March 31, 2013 and 2012 was approximately $56,000 and $51,000, respectively.

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

9.	STOCK-BASED COMPENSATION

The following table summarizes the components of the Company’s stock-based compensation included in net income (loss):

	Three Months Ended March 31,
	2013	2012
Employee stock options	$139,270	$165,274
Restricted stock awards	107,396	124,135
Income tax benefit	(38,937)	(45,006)
Totals	$207,729	$244,403

No stock-based compensation was capitalized as a cost of inventory during the three months ended March 31, 2013 and 2012.

Stock Options - The following is a summary of the stock option activity for the three months ended March 31, 2013:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2012	1,147,847	$2.31
Granted	80,000	$3.59
Exercised	(10,625)	$0.85
Forfeited	(71,460)	$2.12
Expired	(4,945)	$5.21
Outstanding, March 31, 2013	1,140,817	$2.41

The weighted average grant date fair value of stock options granted during the three months ended March 31, 2013 was $2.54. The total fair value of stock options that vested during the three months ended March 31, 2013 was approximately $211,000. The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions for stock options granted during the three months ended March 31, 2013:

Dividend yield	0.0%
Expected volatility	92.9%
Risk-free interest rate	0.88%
Expected lives (years)	5.0

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

The following table summarizes information about stock options outstanding at March 31, 2013:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Balance as of 3/31/2013	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 3/31/2013	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 3/31/2013	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
1,140,817	7.34	$2.41	821,298	6.79	$2.14	1,097,834	7.27	$2.37

As of March 31, 2013, the unrecognized stock-based compensation expense related to unvested stock options was approximately $591,000, which is expected to be recognized over a weighted average period of approximately 23 months.

The aggregate intrinsic value of stock options outstanding, exercisable, and vested or expected to vest at March 31, 2013 was approximately $1.80 million, $1.53 million, and $1.77 million, respectively. This amount is before applicable income taxes and represents the closing market price of the Company’s common stock at March 31, 2013 less the grant price, multiplied by the number of stock options that had a grant price that is less than the closing market price. This amount represents the amount that would have been received by the optionees had these stock options been exercised on that date. During the three months ended March 31, 2013, the aggregate intrinsic value of stock options exercised was approximately $31,000.

Restricted Stock - The following is a summary of the restricted stock activity for the three months ended March 31, 2013:

	Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2012	191,843	$3.38
Granted	-	$-
Vested	-	$-
Canceled	-	$-
Unvested, March 31, 2013	191,843	$3.38

As of March 31, 2013, the unrecognized stock-based compensation expense related to unvested restricted stock was approximately $267,000, which is expected to be recognized over a weighted average period of approximately 21 months.

Dividends - The Company has not paid any cash dividends in the current year through March 31, 2013.

10.	NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the periods. Fully diluted net income (loss) per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. Common equivalent shares consist of stock options that are computed using the treasury stock method. Antidilutive stock awards are comprised of stock options and unvested restricted shares which would have been antidilutive in the application of the treasury stock method in accordance with “Earnings Per Share” topic of the Financial Accounting Standard Board Accounting Standards Codification.

The following table reconciles the differences between the basic and fully diluted earnings per share presentations:

	Three Months Ended March 31,
	2013	2012
Numerator:
Net income (loss)	$306,273	$(375,846)

Denominator:
Weighted average common shares outstanding:
Basic	19,659,168	19,470,511
Stock options	395,254	-
Fully diluted	20,054,422	19,470,511

Net income (loss) per common share:
Basic	$0.02	$(0.02)
Fully diluted	$0.02	$(0.02)

For the three months ended March 31, 2013 and 2012, stock options to purchase approximately 381,000 and 455,000 shares, respectively, were excluded from the computation of fully diluted net income (loss) per common share because the exercise price of the stock options was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to net income (loss) per common share.

11.	MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments, and trade accounts receivable. The Company maintains cash, cash equivalents, and investments with high-quality financial institutions and invests in low-risk securities, primarily money market funds or long-term U.S. government agency obligations. At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurable limits of $250,000 per depositor at each financial institution. Amounts on deposit in excess of FDIC insurable limits at March 31, 2013 approximated $10.02 million.

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

As of March 31, 2013, one customer accounted for 31% of trade accounts receivable. As of December 31, 2012, one customer accounted for 30% of trade accounts receivable.

A significant portion of sales is derived from certain customer relationships. The following is a summary of customers that represent greater than or equal to 10% of total gross sales:

	Three Months Ended March 31,
	2013	2012
Customer A	30%	46%
Customer B	12%	12%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future. You should be aware that although the forward-looking statements included herein represent management’s current judgment and expectations, our actual results may differ materially from those projected, stated, or implied in these forward-looking statements as a result of many factors including, but not limited to, the following:

•	Our future financial performance depends upon increased consumer acceptance, growth of sales of our products, and operational execution of our strategic initiatives.
•	We are currently substantially dependent on a limited number of distributors, jewelry manufacturers, and retailers for the sale of our products.
•	Our business and our results of operations could be materially adversely affected as a result of our inability to fulfill orders on a timely basis.
•	The financial difficulties or insolvency of one or more of our major customers could adversely affect results.
•	We expect to remain dependent upon Cree, Inc., or Cree, for the sole supply of our silicon carbide, or SiC, crystals for the foreseeable future.
•	Our current wholesale customers may potentially perceive us as a competitor in the finished jewelry business.
•	We face intense competition in the worldwide jewelry industry.
•	Our business and our results of operations could be materially adversely affected as a result of general economic and market conditions, including the current economic environment.
•	We are subject to certain risks due to our international distribution channels and vendors.
•	Sales of moissanite jewelry could be dependent upon the pricing of precious metals, which is beyond our control.
•	Seasonality of our business may adversely affect our net sales and operating income.
•	We may not be able to adequately protect our intellectual property, which could harm the value of our products and brands and adversely affect our business.
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

The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements, including a brief discussion of our business and products, key factors that impacted our performance, and a summary of our operating results. This information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2012. Historical results and percentage relationships among any amounts in the consolidated financial statements are not necessarily indicative of trends in operating results for future periods.

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

The wholesale finished jewelry business that we launched in 2010 is currently expanding through select retailers and television shopping networks, and we believe there is significant opportunity to further expand these sales channels. We believe our finished jewelry business, including finished jewelry sold through our direct-to-consumer e-commerce and home party sales channels, allows us to have more control over the end product and enhance our relationships with consumers, as well as provide incremental sales and gross profit dollars due to the higher price points of finished jewelry containing moissanite relative to loose jewels. To that end, we are focusing on the following critical aspects of our strategic plan during 2013:

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

In October 2012, Charles & Colvard Direct entered into an exclusive services and licensing agreement with JudeFrances, a well-known designer jewelry brand. Under the agreement, JudeFrances custom designs and sources finished fashion and moissanite jewelry and provides branding direction for Lulu AvenueTM, the home party direct sales brand of Charles & Colvard Direct. We believe this agreement serves as the point of differentiation that positions Lulu AvenueTM ahead of other jewelry home party direct sales companies and will excite both consumers and women searching for unique business ownership opportunities. We continue to seek additional opportunities to partner with recognized finished jewelry designers for our wholesale and other retail sales channels to create exclusive, branded pieces.

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

•
Expanding our direct-to-consumer e-commerce business - Our direct-to-consumer e-commerce website, Moissanite.com, features an intuitive site design with robust functionality to enhance the customer experience and convert more traffic into sales. We continue to expand the website’s jewelry collections and its loose moissanite jewel assortment by featuring a variety of colors and shapes, and we are investing resources in targeted advertising and marketing campaigns. In 2013, we plan to continue fine-tuning such marketing efforts to maximize return on investment, increasing product assortment, and building new site functionality designed to increase sales conversion rates. We believe our direct-to-consumer e-commerce sales channel will not only add to our top-line revenues in a significant manner, but will also play a key role in our campaign to increase overall consumer awareness of moissanite. We also envision e-commerce as a part of a broader effort to establish online connections with consumers that build our brands and our business with retail partners.

•
Developing our direct-to-consumer home party business - In October 2012, our direct-to-consumer home party business, Lulu AvenueTM, began the integration of JudeFrances designs into the current jewelry line and also engaged a number of independent sales representatives that had been selling the JudeFrances jewelry line with a previous company. The first phase of the integration was completed in March 2013. In addition, in April 2013, we hired a President of Lulu AvenueTM whose focus will be on the scale-up of the sales force, and in March 2013, we hired a Director of Finance and Administration, who will also lead the back office technology and supply chain efforts of Lulu AvenueTM. With these new key personnel and the marketing personnel added in the fourth quarter of 2012, we are positioned to complete the final phase of the integration process targeted for August 2013. We believe our direct-to-consumer home party sales channel will provide future sales growth and play a key role in our campaign to increase overall consumer awareness of moissanite.

As we execute our strategy to build and reinvest in the business, expenses and investment of cash will be required ahead of the revenue streams we expect in the future, and this may result in some unprofitable quarters as we experienced in the first quarter of 2012. However, one of our primary goals is to maintain positive cash flow each quarter to protect our cash position, and we were successful in generating $869,000 in cash flow from operations during the three months ended March 31, 2013. We will continue to diligently focus on cost containment and monitor our cash burn rate as we grow the business.

Our total consolidated net sales for the three months ended March 31, 2013 of $6.51 million were 56% greater than total consolidated net sales during the same period of 2012. Wholesale distribution segment net sales for the three months ended March 31, 2013 of $6.02 million were 50% greater than wholesale distribution segment net sales during the same period of 2012. Direct-to-consumer distribution segment net sales for the three months ended March 31, 2013 of $483,000 were 179% greater than direct-to-consumer distribution segment net sales during the same period of 2012.

Loose jewel sales comprised 67% of our total consolidated net sales and increased 77% to $4.35 million, compared with $2.45 million in the same period of 2012. Finished jewelry sales comprised 33% of our total consolidated net sales and increased 25% to $2.16 million, compared with $1.73 million in the same period of 2012. We expect these increases in sales by product mix to continue as we execute our strategy of developing new wholesale and direct-to-consumer sales channels and expanding our finished jewelry business.

Operating expenses increased by $234,000, or 8%, to $3.10 million for the three months ended March 31, 2013, compared with $2.87 million in the same period of 2012. Of this increase, sales and marketing expenses increased $744,000, or 50%, to $2.25 million, primarily as a result of personnel additions and advertising and marketing initiatives incurred to position our company for future growth, especially with respect to the two wholly owned operating subsidiaries formed in 2011 for our e-commerce and home party direct sales businesses; and a reallocation beginning in 2013 of certain information technology shared resources based on headcount. As we grow our business, we intend to continue to closely manage our operating expenses by seeking the most cost effective and efficient solutions to our operating requirements. We recorded net income of $306,000, or $0.02 per diluted share, for the three months ended March 31, 2013, primarily due to higher sales and a slightly higher gross profit margin, offset in part by the increase in operating expenses and income tax expense recognized during the quarter. Our higher gross profit resulted from a greater sales mix of loose jewels that typically yields a higher gross margin than finished jewelry due to the lower markup on precious metals and labor used in the manufacture of jewelry.

The execution of our strategy to grow our company, with the ultimate goal of increasing consumer awareness and clearly communicating the value proposition of moissanite, is challenging and not without risk. As such, there can be no assurance that future results for each reporting period will exceed past results in sales, operating cash flow, and/or net income due to the challenging business environment in which we operate, our changing business model, and our investment in various initiatives to support our growth strategies. However, as we execute our growth strategy and messaging initiatives, we remain committed to our current priorities of generating positive cash flow and strengthening our financial position through cost-management efforts while both monetizing our existing inventory and manufacturing our new whiter Forever Brilliant® loose jewel and finished jewelry to meet sales demand. We believe the results of these efforts will propel our revenue growth and profitability and further enhance shareholder value in coming years, but we fully recognize the business and economic challenges in which we operate.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which we prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities. “Critical accounting policies and estimates” are defined as those most important to the financial statement presentation and that require the most difficult, subjective, or complex judgments. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Under different assumptions and/or conditions, actual results of operations may materially differ. We have disclosed our critical accounting policies and estimates in our Annual Report on Form 10-K for the year ended December 31, 2012, and that disclosure should be read in conjunction with this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth certain consolidated statements of operations data for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Net sales	$6,505,074	$4,178,385
Costs and expenses:
Cost of goods sold	2,881,978	2,027,686
Sales and marketing	2,246,209	1,501,921
General and administrative	849,377	1,357,172
Research and development	5,983	8,408
Total costs and expenses	5,983,547	4,895,187
Income (loss) from operations	521,527	(716,802)
Other income (expense):
Interest income	7,502	23,865
Interest expense	(740)	(477)
Total other income, net	6,762	23,388
Income (loss) before income taxes	528,289	(693,414)
Income tax net (expense) benefit	(222,016)	317,568
Net income (loss)	$306,273	$(375,846)

Consolidated Net Sales

Consolidated net sales for the three months ended March 31, 2013 and 2012 comprise the following:

	Three Months Ended March 31,		Change
	2013	2012	Dollars	Percent
Loose jewels	$4,348,296	$2,453,195	$1,895,101	77%
Finished jewelry	2,156,778	1,725,190	431,588	25%
Total consolidated net sales	$6,505,074	$4,178,385	$2,326,689	56%

Consolidated net sales were $6.51 million for the three months ended March 31, 2013 compared to $4.18 million for the three months ended March 31, 2012, an increase of $2.33 million, or 56%. The improvement in consolidated net sales was due primarily to an increase in loose jewel sales to our existing wholesale customer base resulting from our new whiter Forever Brilliant® moissanite jewel and the growth of our wholesale customers’ moissanite finished jewelry lines with styles that include both Forever Brilliant® and our loose jewel standard grades. The improvement in consolidated net sales was also attributable to an increase in finished jewelry sales to a major home shopping network wholesale customer; and the growth in sales of our direct-to-consumer businesses, Moissanite.com and Lulu AvenueTM, which collectively increased 179% to $483,000. We anticipate orders and related sales of loose moissanite jewels and finished jewelry featuring moissanite in both our wholesale distribution segment and direct-to-consumer distribution segment will continue to improve as we execute our growth strategies.

Sales of loose jewels represented 67% and 59% of total consolidated net sales for the three months ended March 31, 2013 and 2012, respectively. For the three months ended March 31, 2013, loose jewel sales were $4.35 million compared to $2.45 million for the corresponding period of the prior year, an increase of $1.90 million, or 77%. This increase was primarily attributable to robust sales we are experiencing from our existing wholesale customer base, especially of our new whiter Forever Brilliant® moissanite jewel, as they grow their moissanite businesses. We also shipped a number of Forever Brilliant® orders from previous quarters that contributed to sales in the first quarter of 2013.

Sales of finished jewelry represented 33% and 41% of total consolidated net sales for the three months ended March 31, 2013 and 2012, respectively. For the three months ended March 31, 2013, finished jewelry sales were $2.16 million compared to $1.73 million for the corresponding period of the prior year, an increase of $432,000, or 25%. This increase was primarily attributable to our ongoing expansion into the finished jewelry business through the creation of new sales channels, including televised home shopping networks in our wholesale distribution segment and the growth of our e-commerce and home party businesses in our direct-to-consumer distribution segment.

United States, or U.S., net sales accounted for approximately 79% and 81% of total consolidated net sales during the three months ended March 31, 2013 and 2012, respectively. U.S. net sales increased 51% during the three months ended March 31, 2013 from the corresponding period of the prior year primarily as a result of an increase in loose jewel sales to our wholesale customer base resulting from the launch of our new whiter Forever Brilliant® moissanite jewel and the growth of our wholesale customers’ moissanite finished jewelry lines. The increase in U.S. sales was also attributable to an increase in finished jewelry sales to a major home shopping network wholesale customer and the growth of our direct-to-consumer businesses, Moissanite.com and Lulu AvenueTM.

Our two largest U.S. customers during the three months ended March 31, 2013 accounted for 30% and 12%, respectively, of our total consolidated sales compared to 46% and 12%, respectively, during the same period of 2012. No additional U.S. customers accounted for more than 10% of total consolidated sales during the three months ended March 31, 2013 or 2012. We expect that we will remain dependent on our ability, and that of our largest customers, to maintain and enhance retail programs. A change in or loss of any of these customer or retailer relationships could have a material adverse effect on our results of operations.

International net sales accounted for approximately 21% and 19% of total consolidated net sales during the three months ended March 31, 2013 and 2012, respectively. International sales increased 77% during the three months ended March 31, 2013 from the corresponding period of the prior year primarily as a result of an increase in loose jewel sales to our wholesale customer base, especially of our new whiter Forever Brilliant® moissanite jewel as distribution expands internationally, resulting from the growth of our wholesale customers’ moissanite businesses. No international customers accounted for more than 10% of total consolidated sales during the three months ended March 31, 2013 or 2012. A portion of our international consolidated sales represents jewels sold internationally that may be re-imported to U.S. retailers. Our top three international distributors by sales volume during the three months ended March 31, 2013 were located in India and Hong Kong.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31,		Change
	2013	2012	Dollars	Percent
Product line cost of goods sold
Loose jewels	$1,722,686	$811,613	$911,073	112%
Finished jewelry	783,621	761,173	22,448	3%
Total product line cost of goods sold	2,506,307	1,572,786	933,521	59%
Non-product line cost of goods sold	375,671	454,900	(79,229)	-17%
Total cost of goods sold	$2,881,978	$2,027,686	$854,292	42%

Total cost of goods sold was $2.88 million for the three months ended March 31, 2013 compared to $2.03 million for the three months ended March 31, 2012, an increase of $854,000, or 42%. Product line cost of goods sold is defined as product cost of goods sold in each of our wholesale distribution and direct-to-consumer distribution operating segments excluding non-capitalized expenses from our manufacturing and production control departments, comprising personnel costs, depreciation, rent, utilities, and corporate overhead allocations; freight out; inventory valuation allowance adjustments; and other inventory adjustments, comprising costs of quality issues, damaged goods, and inventory write-offs.

The increase in cost of goods sold was primarily due to a $911,000 increase in loose jewel product line cost of goods sold resulting from the 77% increase in loose jewel sales, a $22,000 increase in finished jewelry product line cost of goods sold resulting from the 25% increase in finished jewelry sales offset in part by improved product margins, and a net decrease in non-product line cost of goods sold of $79,000. The net decrease in non-product line cost of goods sold comprises a $119,000 decrease in other inventory adjustments and a $5,900 decrease in non-capitalized manufacturing and production control expenses, offset in part by a $27,000 increase in inventory valuation allowances, including inventory shrinkage, recuts, repairs, and scrap reserves; and a $19,000 increase in freight out. See Note 3, “Segment Information and Geographic Data,” in the Notes to Condensed Consolidated Financial Statements for further discussion of non-product line cost of goods sold.

Information technology-related costs were historically included in general and administrative expenses. Beginning in 2013, our management determined that certain information technology shared resources should be allocated based on headcount to more accurately assign operating costs between our wholesale and direct-to-consumer operating segments. The net result of this allocation for the three months ended March 31, 2013 compared to the same period in the prior year was a $208,000 aggregate decrease in general administrative expenses, a $130,000 aggregate increase in sales and marketing expenses, and a $78,000 aggregate increase in cost of goods sold. The allocation to cost of goods sold, which is included as non-product line cost of goods sold, comprised $42,000 of compensation costs, $21,000 of depreciation and amortization expense, $8,000 of professional services, $6,000 of office-related expenses, and $1,000 of travel-related expenses.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31,		Change
	2013	2012	Dollars	Percent
Sales and marketing	$2,246,209	$1,501,921	$744,288	50%

Sales and marketing expenses were $2.25 million for the three months ended March 31, 2013 compared to $1.50 million for the three months ended March 31, 2012, an increase of $744,000, or 50%.

The increase in sales and marketing expenses was primarily due to a $273,000 net increase in professional services related to the addition of temporary personnel, consulting services, and the maintenance of software platforms for our direct-to-consumer e-commerce and home party lines of business; a $193,000 net increase in compensation costs; a $108,000 net increase in advertising expenses; a $102,000 increase in office-related expenses to support a larger sales and marketing organization; and a $76,000 increase in depreciation expense related to the Moissanite.com and Lulu AvenueTM e-commerce websites. These increases were offset in part by a $7,000 decrease in travel-related expenses primarily due to the timing and nature of costs incurred relative to the same period in 2012. Compensation costs increased primarily as a result of an increase in severance pay of $136,000, an increase in bonus expense of $104,000, an increase in commissions of $10,000 due to increasing sales and the timing of orders by specific customers under which commission plans of sales representatives are based, and an increase in stock-based compensation expense of $7,000. These increases in compensation costs were offset in part by a decrease in salaries and related employee benefits in the aggregate of $46,000 and a decrease in employee relocation costs of $18,000. The increase in advertising expenses comprises an increase in Internet marketing of $170,000 due primarily to paid search advertising in support of our Moissanite.com and Lulu AvenueTM e-commerce websites, an increase in print media advertising of $26,000 due primarily to our whiter Forever Brilliant® moissanite jewel trade awareness campaign, and a net increase in cooperative advertising expenses of $11,000. The increase in cooperative advertising expenses resulted primarily from the increase in sales of loose jewels compared to the same period in the prior year and management’s estimate of future utilization based on our historical experience with each customer and the related contractual arrangements to provide certain levels of cooperative advertising for our customers. In addition, promotional advertising increased by $15,000 and production advertising increased by $5,000. These increases in advertising expenses were offset in part by a decrease in agency retainer expenses of $84,000 and a decrease in targeted marketing and trade shows of $35,000.

As previously discussed, beginning in 2013, certain information technology-related costs historically included in general and administrative expenses are now allocated to sales and marketing expenses and cost of goods sold. For the three months ended March 31, 2013 compared to the same period in the prior year, $130,000 in aggregate of information technology-related costs were allocated to sales and marketing expenses, comprising $71,000 of compensation costs, $35,000 of depreciation and amortization expense, $13,000 of professional services, $10,000 of office-related expenses, and $1,000 of travel-related expenses.

We expect our total sales and marketing expenses will continue to increase as sales increase, but the rate of growth should slow and become a lower percentage of sales as expenses more variable in nature, such as advertising and commissions, increase as part of our strategy to build sales; but fixed expenses, such as compensation costs, remain relatively constant.

General and Administrative

General and administrative expenses for the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31,		Change
	2013	2012	Dollars	Percent
General and administrative	$849,377	$1,357,172	$(507,795)	-37%

General and administrative expenses were $849,000 for the three months ended March 31, 2013 compared to $1.36 million for the three months ended March 31, 2012, a decrease of $508,000, or 37%.

The decrease in general and administrative expenses was primarily due to a $248,000 decrease in bad debt expense associated with our allowance for doubtful accounts reserve policy; a $74,000 net decrease in compensation costs; a $65,000 decrease in consulting and other professional services primarily relating to the support of our enterprise resource planning system that was placed in service during the first quarter of 2012; a $61,000 decrease in legal professional services; a $25,000 decrease in depreciation and amortization expense; a $15,000 decrease in travel-related expenses associated with investor, customer, and supplier meetings; a $12,000 decrease in audit and tax professional services due to the timing of work performed; a $7,000 decrease in Board member compensation due to a fewer number of committee meetings held during the year; and a $6,000 decrease in personal property and franchise taxes. These decreases were offset in part by a $3,000 increase in commercial insurance expenses and a $2,000 increase in office-related expenses. Compensation costs decreased primarily as a result of a decrease in salaries and related employee benefits in the aggregate of $48,000, a decrease in stock-based compensation expense of $40,000, and a decrease in employee relocation costs of $3,000, offset in part by an increase in bonus expense of $17,000.

As previously discussed, beginning in 2013, certain information technology-related costs historically included in general and administrative expenses are now allocated to sales and marketing expenses and cost of goods sold. For the three months ended March 31, 2013 compared to the same period in the prior year, $208,000 in aggregate of information technology-related costs were allocated from general administrative expenses, comprising $113,000 of compensation costs, $55,000 of depreciation and amortization expense, $21,000 of professional services, $17,000 of office-related expenses, and $2,000 of travel-related expenses.

Research and Development

Research and development expenses for the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31,		Change
	2013	2012	Dollars	Percent
Research and development	$5,983	$8,408	$(2,425)	-29%

Research and development expenses were $6,000 for the three months ended March 31, 2013 compared to $8,000 for the three months ended March 31, 2012, a decrease of $2,000, or 29%.

The decrease in research and development expenses was primarily due to a $6,000 decrease in consulting professional services, offset in part by a $4,000 increase in compensation costs for time allocated by operations personnel to research and development activities.

Interest Income

Interest income for the three months ended March 31, 2013 and 2012 is as follows:

	Three Months Ended March 31,		Change
	2013	2012	Dollars	Percent
Interest income	$7,502	$23,865	$(16,363)	-69%

Interest income was $8,000 for the three months ended March 31, 2013 compared to $24,000 for the three months ended March 31, 2012, a decrease of $16,000, or 69%.

The decrease in interest income resulted primarily from investing less cash in U.S. government agency securities due to the $3.25 million in such securities called during the year ended December 31, 2012 and holding on average more cash in lower yielding money market accounts during the three months ended March 31, 2013 as compared to the same period in 2012.

Provision for Income Taxes

We recognized an income tax expense of approximately $222,000 for the three months ended March 31, 2013 compared to an income tax net benefit of approximately $318,000 for the three months ended March 31, 2012.

During 2008, we recorded a full valuation allowance against certain deferred tax assets consisting primarily of net operating loss carryforwards. Due to continued uncertainty over sufficient future taxable income to fully utilize these deferred tax assets, we did not record an income tax benefit for the pretax loss incurred during the three months ended March 31, 2012.

As of each reporting date, management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. For the year ended December 31, 2012, cumulative positive taxable income over the last three tax years had been generated, offsetting the negative evidence of cumulative losses in previous years. We also determined that our expectations of future taxable income in upcoming tax years would be sufficient to result in full utilization of these net operating loss carryforwards and deferred tax assets prior to any statutory expiration. As a result, management determined that sufficient positive evidence existed as of December 31, 2012 to conclude that it is more likely than not that the majority of our deferred tax assets are realizable, and we reduced our valuation allowance accordingly. A valuation allowance remains against certain deferred tax assets relating to state net operating loss carryforwards from our e-commerce and home party operating subsidiaries due to the timing uncertainty of when the subsidiaries will generate cumulative positive taxable income to utilize the associated deferred tax assets. A valuation allowance also remains against certain deferred tax assets relating to investment loss carryforwards because our current investments are classified as held-to-maturity, indicating they will be redeemed at par value and will not generate gains sufficient or of the appropriate character to utilize the associated deferred tax assets.

For the three months ended March 31, 2013, we recognized $211,000 of current period income tax expense, which represents an effective tax rate of 40.0% on the current period pre-tax book income. The effective tax rate for the three months ended March 31, 2013 differs from the federal statutory rate of 34.0% primarily due to the impact of state income taxes, stock-based compensation expense that is not deductible for tax purposes, and other book-to-tax reconciling items. This effective tax rate has increased from December 31, 2012 due to anticipation of higher taxable income in the current fiscal year, and an additional $7,000 of income tax expense was accrued and paid related to the prior tax year, primarily for adjustment of the federal alternative minimum tax. During the three months ended March 31, 2013, we also recognized approximately $4,000 of income tax expense for estimated tax, penalties, and interest associated with uncertain tax positions.

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

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of March 31, 2013, our principal sources of liquidity were cash and cash equivalents totaling $12.64 million, trade accounts receivable of $7.46 million, and short-term inventory of $8.47 million, as compared to cash and cash equivalents totaling $11.86 million, trade accounts receivable of $8.14 million, and short-term inventory of $8.44 million as of December 31, 2012. We had $504,000 of highly liquid U.S. government agency securities at March 31, 2013 that we classified as held-to-maturity current assets on our consolidated balance sheets due to our positive intention and ability to hold these securities until their maturity dates in 2013.

During the three months ended March 31, 2013, our working capital increased by approximately $23,000 to $28.03 million from $28.01 million at December 31, 2012. As described more fully below, the increase in working capital at March 31, 2013 is primarily attributable to an increase in cash and cash equivalents, an increase in interest receivable, a greater allocation of inventory to short-term, an increase in prepaid expenses and other assets, and a net decrease in accrued expenses and other liabilities, offset in part by a decrease in trade accounts receivable, a decrease in held-to-maturity investments, and an increase in trade accounts payable.

During the three months ended March 31, 2013, $869,000 of cash was provided by operations. The primary drivers of positive cash flow were our net income of $306,000 that included $428,000 of net non-cash expenses, a decrease in trade accounts receivable of $887,000, and an increase in trade accounts payable of $472,000. These factors more than offset an increase in interest receivable of $4,000, a net increase in inventory of $853,000, an increase in prepaid expenses and other assets of $255,000, and a net decrease in accrued liabilities of $112,000. Inventories increased primarily as a result of new raw material SiC crystals purchased during the quarter pursuant to our Amended and Restated Exclusive Supply Agreement with Cree, or the Cree Exclusive Supply Agreement; purchases of jewelry castings, findings, and other jewelry components; and production of moissanite gemstones, offset in part by sales during the quarter. Prepaid expenses and other assets increased primarily as a result of deposits made during the quarter in advance of goods or services received. Accounts payable increased primarily as a result of the timing of costs incurred but not yet paid as of March 31, 2013 associated with inventory-related purchases and professional services incurred but not yet due under our vendors’ payment terms. Accounts receivable decreased primarily as a result of collection efforts during the first quarter of 2013 on higher sales made in the fourth quarter of 2012, offset in part by extended wholesale customer payment terms that we offer from time to time that may not immediately increase liquidity as a result of current-period sales. We believe our competitors and other vendors in the wholesale jewelry industry have also expanded their use of extended payment terms and, in aggregate, we believe that by expanding our use of extended payment terms, we have provided a competitive response in our market and that our net sales have been favorably impacted. We are unable to estimate the impact of this program on our net sales, but if we ceased providing extended payment terms in select instances, we believe we would not be competitive for some wholesale customers in the marketplace and that our net sales and profits would likely decrease. We have not experienced any significant accounts receivable write-offs related to revenue arrangements with extended payment terms.

We manufactured approximately $1.47 million in loose jewels and $1.36 million in finished jewelry, which includes the cost of the loose jewels and the purchase of precious metals and labor in connection with jewelry production, during the three months ended March 31, 2013. We expect our purchases of precious metals and labor to increase as we increase our finished jewelry business. In addition, from the beginning of 2006 through the first quarter of 2013, the price of gold has increased significantly (approximately 202%), resulting in higher retail price points for gold jewelry. Because the market price of gold and other precious metals is beyond our control, the recent upward price trends could continue and have a negative impact on our operating cash flow as we manufacture finished jewelry.

Historically, our raw material inventories of SiC crystals had been purchased under exclusive supply agreements with a limited number of suppliers. Because the supply agreements restricted the sale of these crystals exclusively to us, the suppliers negotiated minimum purchase commitments with us that, when combined with our reduced sales during the periods when the purchase commitments were in effect, have resulted in levels of inventories that are higher than we might otherwise maintain. As of March 31, 2013, $25.20 million of our inventories were classified as long-term assets. Loose jewel sales and finished jewelry that we manufacture will utilize both the finished good loose jewels currently on hand and, as we deplete certain shapes and sizes, our on-hand raw material SiC crystals of $3.16 million and new raw material that we are purchasing from Cree.

In connection with the Cree Exclusive Supply Agreement, which expires in July 2015, we have committed to purchase from Cree a minimum of 50%, by dollar volume, of our raw material SiC crystal requirements. If our orders require Cree to expand beyond specified production levels, we must commit to purchase certain minimum quantities.

Effective February 8, 2013, we entered into an amendment to a prior letter agreement with Cree, which provides a framework for our purchases of SiC crystals under the Cree Exclusive Supply Agreement. Pursuant to this amendment, we agreed to purchase at least $4.00 million of SiC crystals in an initial new order. After the initial new order, we have agreed to issue non-cancellable, quarterly orders that must equal or exceed a set minimum order quantity. Our total purchase commitment under the amendment until July 2015, including the initial new order, is dependent upon the grade of the material and ranges between approximately $7.64 million and approximately $18.56 million. During the three months ended March 31, 2013, we purchased $1.40 million of raw material SiC crystals pursuant to this amendment. On April 19, 2013, we accelerated our receipts of SiC crystals with a new purchase order for $1.07 million to meet forecasted sales demand of our whiter Forever Brilliant® moissanite jewel. We expect to use existing cash and cash equivalents and other working capital, together with future cash expected to be provided by operating activities, to finance this purchase commitment.

We made approximately $7,000 of income tax payments during the three months ended March 31, 2013, consisting of an approximate $6,000 federal alternative minimum tax payment; and an approximate $1,000 tax payment to a state taxing authority, the majority of which was to settle prior year tax liabilities. As of March 31, 2013, we had approximately $881,000 of remaining federal income tax credits, $533,000 of which expire between 2018 and 2021 and the balance without an expiration, which can be carried forward to offset future income taxes. As of March 31, 2013, we also had a federal tax net operating loss carryforward of approximately $5.73 million expiring between 2020 and 2030, which can be used to offset against future federal taxable income, a North Carolina tax net operating loss carryforward of approximately $8.40 million expiring between 2015 and 2025, and various other state tax net operating loss carryforwards expiring between 2016 and 2030, which can be used to offset against future state taxable income.

In November 2009, our Board of Directors authorized a repurchase program for up to 1,000,000 shares of our common stock. On August 7, 2012, the Board authorized an extension of the program through August 12, 2013. Repurchases can be made in the open market or in privately negotiated transactions. We expect to use available cash to finance these purchases and will determine the timing and amount of stock repurchases based on our evaluation of market conditions, the market price of our common stock, and management’s assessment of our liquidity and cash flow needs. During the three months ended March 31, 2013, we repurchased no shares. As of May 6, 2013, we have repurchased an aggregate of 190,787 shares, and there remain 809,213 shares of our common stock approved for repurchase under the repurchase program.

We believe that our existing cash and cash equivalents and other working capital, together with future cash expected to be provided by operating activities, will be sufficient to meet our working capital and capital expenditure needs over the next 12 months. Our future capital requirements and the adequacy of available funds will depend on many factors, including our rate of sales growth; the expansion of our sales and marketing activities, including the operating capital needs of our wholly owned subsidiaries; the timing and extent of raw materials and labor purchases in connection with loose jewel production to support our moissanite jewel business and precious metals and labor purchases in connection with jewelry production to support our finished jewelry business; the timing of capital expenditures; and risk factors described in more detail in “Risk Factors” in this report and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012. Also, we may make investments in, or acquisitions of, complementary businesses, which could also require us to seek additional equity or debt financing.

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

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. During the three months ended March 31, 2013, we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 1A.	Risk Factors

We discuss in our Annual Report on Form 10-K for the year ended December 31, 2012 various risks that may materially affect our business. There have been no material changes to such risks.

Item 6.	Exhibits

The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description
10.1
Amendment to Letter Agreement, effective February 8, 2013, between Charles & Colvard, Ltd. and Cree, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on February 14, 2013)*

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

101
The following materials from Charles & Colvard, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.**

*   Portions of this exhibit have been omitted and filed separately with the SEC as part of an application for confidential treatment pursuant to the Exchange Act.

** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARLES & COLVARD, LTD.

	By:	/s/ Randy N. McCullough
May 10, 2013		Randy N. McCullough
President and Chief Executive Officer

	By:	/s/ Timothy L. Krist
May 10, 2013		Timothy L. Krist
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1
Amendment to Letter Agreement, effective February 8, 2013, between Charles & Colvard, Ltd. and Cree, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on February 14, 2013)*

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

101
The following materials from Charles & Colvard, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.**

*   Portions of this exhibit have been omitted and filed separately with the SEC as part of an application for confidential treatment pursuant to the Exchange Act.

** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.