Form 10-Q
period 2013-06-30
CHARLES & COLVARD LTD
filed 2013-08-13
CIK 1015155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

As of August 9, 2013, there were 20,000,578 shares of the registrant’s common stock, no par value per share, outstanding.

CHARLES & COLVARD, LTD.

FORM 10-Q
For the Quarterly Period Ended June 30, 2013

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013 (unaudited)	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$9,271,219	$11,860,842
Accounts receivable, net	7,857,189	8,138,358
Interest receivable	1,585	694
Held-to-maturity investments	502,362	505,068
Inventory, net	9,031,685	8,442,430
Prepaid expenses and other assets	1,129,158	737,406
Deferred income taxes	1,211,772	1,211,772
Total current assets	29,004,970	30,896,570
Long-term assets:
Inventory, net	27,353,831	24,353,580
Property and equipment, net	1,528,557	1,746,792
Intangible assets, net	379,454	346,732
Deferred income taxes	2,671,650	2,520,818
Other assets	13,266	12,199
Total long-term assets	31,946,758	28,980,121
TOTAL ASSETS	$60,951,728	$59,876,691

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,542,711	$2,112,585
Accrued cooperative advertising	308,000	200,000
Accrued expenses and other liabilities	533,902	574,522
Total current liabilities	3,384,613	2,887,107
Long-term liabilities:
Accrued income taxes	389,540	383,730
Total liabilities	3,774,153	3,270,837
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value	53,340,844	53,318,044
Additional paid-in capital – stock-based compensation	9,193,253	8,459,020
Accumulated deficit	(5,356,522)	(5,171,210)
Total shareholders’ equity	57,177,575	56,605,854
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$60,951,728	$59,876,691

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$6,512,500	$5,058,227	$13,017,574	$9,236,612
Costs and expenses:
Cost of goods sold	3,389,315	1,642,759	6,271,293	3,670,445
Sales and marketing	2,532,995	1,583,895	4,779,204	3,085,816
General and administrative	1,344,408	1,285,294	2,193,785	2,642,466
Research and development	9,041	8,381	15,024	16,789
Loss on abandonment of assets	95,052	-	95,052	-
Total costs and expenses	7,370,811	4,520,329	13,354,358	9,415,516
(Loss) income from operations	(858,311)	537,898	(336,784)	(178,904)
Other income (expense):
Interest income	6,972	17,823	14,474	41,688
Interest expense	(234)	(127)	(974)	(604)
Total other income, net	6,738	17,696	13,500	41,084
(Loss) income before income taxes	(851,573)	555,594	(323,284)	(137,820)
Income tax net benefit (expense)	359,988	(7,022)	137,972	310,546
Net (loss) income	$(491,585)	$548,572	$(185,312)	$172,726

Net (loss) income per common share:
Basic	$(0.02)	$0.03	$(0.01)	$0.01
Fully diluted	$(0.02)	$0.03	$(0.01)	$0.01

Weighted average number of shares used in computing net (loss) income per common share:
Basic	19,812,397	19,564,451	19,736,068	19,517,481
Fully diluted	19,812,397	19,972,267	19,736,068	19,905,582

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(185,312)	$172,726
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	384,749	265,607
Amortization of bond premium	2,706	2,652
Stock-based compensation	743,633	569,230
Provision for uncollectible accounts	(60,805)	245,460
Provision for sales returns	(135,000)	170,000
Provision for inventory reserves	75,000	26,000
Benefit for deferred income taxes	(150,832)	-
Loss on abandonment of assets	95,052	-
Changes in assets and liabilities:
Accounts receivable	476,974	215,840
Interest receivable	(891)	10,220
Inventory	(3,664,506)	734,983
Prepaid expenses and other assets, net	(392,819)	(174,519)
Accounts payable	430,126	(316,446)
Accrued cooperative advertising	108,000	100,000
Accrued income taxes	5,810	(358,493)
Other accrued liabilities	(40,620)	(247,293)
Net cash (used in) provided by operating activities	(2,308,735)	1,415,967

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(202,610)	(485,878)
Proceeds from call of long-term investments	-	2,500,000
Patent, license rights, and trademark costs	(91,678)	(40,498)
Net cash (used in) provided by investing activities	(294,288)	1,973,624

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock option exercises	13,400	119,914
Net cash provided by financing activities	13,400	119,914

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,589,623)	3,509,505
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,860,842	6,701,701
CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,271,219	$10,211,206

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$974	$604
Cash paid during the period for income taxes	$7,050	$11,800

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	DESCRIPTION OF BUSINESS

Charles & Colvard, Ltd. (the “Company”), a North Carolina corporation founded in 1995, manufactures, markets, and distributes Charles & Colvard Created Moissanite® jewels (hereinafter referred to as moissanite or moissanite jewels), finished jewelry featuring moissanite, and fashion jewelry for sale in the worldwide jewelry market. Moissanite, also known by its chemical name of silicon carbide (“SiC”), is a rare mineral first discovered in a meteor crater. Because naturally occurring SiC crystals are too small for commercial use, larger crystals must be grown in a laboratory. Leveraging its advantage of being the sole source worldwide of created moissanite jewels, the Company’s strategy is to establish itself with reputable, high-quality, and sophisticated brands and to position moissanite as an affordable, luxurious alternative to other gemstones, such as diamond. The Company believes this is possible due to moissanite’s exceptional brilliance, fire, luster, durability, and rarity like no other jewel available on the market. The Company sells loose moissanite jewels and finished jewelry at wholesale to distributors, manufacturers, and retailers and at retail to end consumers through its wholly owned operating subsidiaries Moissanite.com, LLC and Charles & Colvard Direct, LLC.

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation - The accompanying unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, the unaudited statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2013.

The consolidated financial statements as of and for the three and six months ended June 30, 2013 and 2012 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of December 31, 2012 is derived from the audited financial statements as of that date. The accompanying statements should be read in conjunction with the audited financial statements and related notes, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 29, 2013 (the “2012 Annual Report”).

The accompanying consolidated financial statements as of and for the three and six months ended June 30, 2013 and 2012 include the accounts of the Company and its wholly owned subsidiaries Moissanite.com, LLC, formed in 2011; Charles & Colvard Direct, LLC, formed in 2011; and Charles & Colvard (HK) Ltd., the Company’s Hong Kong subsidiary that became a dormant entity in the second quarter of 2009 and the operations of which ceased in 2008. All intercompany accounts have been eliminated.

Significant Accounting Policies - In the opinion of the Company’s management, the significant accounting policies used for the three and six months ended June 30, 2013 are consistent with those used for the year ended December 31, 2012. Accordingly, please refer to the 2012 Annual Report for the Company’s significant accounting policies.

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

The Company manages its business primarily by its two distribution channels that it uses to sell its loose jewel and finished jewelry product lines. Accordingly, the Company determined its two operating and reporting segments to be wholesale distribution transacted through the parent entity and direct-to-consumer distribution transacted through the Company’s wholly owned operating subsidiaries, Moissanite.com, LLC and Charles & Colvard Direct, LLC. The accounting policies of these segments are the same as those described in Note 2, “Basis of Presentation and Significant Accounting Policies,” of this Quarterly Report on Form 10-Q and in the Notes to Consolidated Financial Statements in the 2012 Annual Report.

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

Summary financial information by reporting segment is as follows:

	Three Months Ended June 30,
	2013			2012
	Wholesale	Direct-to- Consumer	Total	Wholesale	Direct-to- Consumer	Total
Net sales
Loose jewels	$3,984,058	$91,238	$4,075,296	$4,031,721	$54,100	$4,085,821
Finished jewelry	1,905,430	531,774	2,437,204	715,394	257,012	972,406
Total	$5,889,488	$623,012	$6,512,500	$4,747,115	$311,112	$5,058,227

Product line cost of goods sold
Loose jewels	$1,334,472	$11,795	$1,346,267	$1,109,333	$7,340	$1,116,673
Finished jewelry	1,330,109	290,816	1,620,925	6,896	106,034	112,930
Total	$2,664,581	$302,611	$2,967,192	$1,116,229	$113,374	$1,229,603

Product line gross profit
Loose jewels	$2,649,586	$79,443	$2,729,029	$2,922,388	$46,760	$2,969,148
Finished jewelry	575,321	240,958	816,279	708,498	150,978	859,476
Total	$3,224,907	$320,401	$3,545,308	$3,630,886	$197,738	$3,828,624

Operating income (loss)	$624,419	$(1,482,730)	$(858,311)	$1,219,750	$(681,852)	$537,898

Depreciation and amortization	$101,876	$90,486	$192,362	$98,985	$50,022	$149,007

Capital expenditures	$108,645	$5,968	$114,613	$128,849	$5,236	$134,085

	Six Months Ended June 30,
	2013			2012
	Wholesale	Direct-to- Consumer	Total	Wholesale	Direct-to- Consumer	Total
Net sales
Loose jewels	$8,278,212	$144,998	$8,423,210	$6,445,640	$93,598	$6,539,238
Finished jewelry	3,634,153	960,211	4,594,364	2,306,955	390,419	2,697,374
Total	$11,912,365	$1,105,209	$13,017,574	$8,752,595	$484,017	$9,236,612

Product line cost of goods sold
Loose jewels	$3,050,412	$18,542	$3,068,954	$1,916,272	$12,014	$1,928,286
Finished jewelry	1,931,079	473,467	2,404,546	720,328	153,775	874,103
Total	$4,981,491	$492,009	$5,473,500	$2,636,600	$165,789	$2,802,389

Product line gross profit
Loose jewels	$5,227,800	$126,456	$5,354,256	$4,529,368	$81,584	$4,610,952
Finished jewelry	1,703,074	486,744	2,189,818	1,586,627	236,644	1,823,271
Total	$6,930,874	$613,200	$7,544,074	$6,115,995	$318,228	$6,434,223

Operating income (loss)	$2,264,325	$(2,601,109)	$(336,784)	$1,161,620	$(1,340,524)	$(178,904)

Depreciation and amortization	$192,855	$191,894	$384,749	$177,725	$87,882	$265,607

Capital expenditures	$189,316	$13,294	$202,610	$369,118	$116,760	$485,878

	June 30, 2013			December 31, 2012
	Wholesale	Direct-to- Consumer	Total	Wholesale	Direct-to- Consumer	Total
Total assets	$55,133,852	$5,817,876	$60,951,728	$58,823,642	$1,053,049	$59,876,691

A reconciliation of the Company’s product line cost of goods sold to cost of goods sold as reported in the consolidated financial statements is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Product line cost of goods sold	$2,967,192	$1,229,603	$5,473,500	$2,802,389
Non-capitalized manufacturing and production control expenses	208,389	332,259	608,640	738,388
Freight out	51,453	24,114	87,962	41,497
Inventory valuation allowances	94,000	72,000	75,000	26,000
Other inventory adjustments	68,281	(15,217)	26,191	62,171
Cost of goods sold	$3,389,315	$1,642,759	$6,271,293	$3,670,445

The Company’s net inventories by product line maintained in the parent entity’s wholesale distribution segment are as follows:

	June 30, 2013	December 31, 2012
Loose jewels
Raw materials	$2,845,538	$3,189,320
Work-in-process	8,736,576	3,650,322
Finished goods	17,255,067	19,074,526
Finished goods on consignment	108,405	75,131
Total	$28,945,586	$25,989,299

Finished jewelry
Raw materials	$299,425	$259,366
Work-in-process	629,928	250,628
Finished goods	5,815,319	5,451,178
Finished goods on consignment	604,308	748,022
Total	$7,348,980	$6,709,194

Supplies inventories of approximately $91,000 and $98,000 at June 30, 2013 and December 31, 2012, respectively, included in finished goods inventories in the consolidated financial statements are omitted from inventories by product line because they are used in both product lines and are not maintained separately.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales
United States	$5,373,178	$4,028,212	$10,485,467	$7,419,159
International	1,139,322	1,030,015	2,532,107	1,817,453
Total	$6,512,500	$5,058,227	$13,017,574	$9,236,612

	June 30, 2013	December 31, 2012
Property and equipment, net
United States	$1,528,557	$1,746,792
International	-	-
Total	$1,528,557	$1,746,792

	June 30, 2013	December 31, 2012
Intangible assets, net
United States	$209,972	$152,038
International	169,482	194,694
Total	$379,454	$346,732

4.	INVESTMENTS

Investments consist of long-term U.S. government agency securities carried at amortized cost using the effective interest method. The Company classifies its marketable securities as held-to-maturity based upon management’s positive intention and ability to hold these securities until their maturity dates.

The following table summarizes information about held-to-maturity investments at June 30, 2013:

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
U.S. government agency securities	$502,362	$4,338	$506,700

As of June 30, 2013, the estimated fair value of the investments was greater than the amortized cost. Because management intends to hold the investments until their maturity dates, this unrealized gain was not recorded in the consolidated financial statements.

The maturities of held-to-maturity investments at June 30, 2013 were as follows:

	Less than 1 Year	Total
U.S. government agency securities	$502,362	$502,362

5.	FAIR VALUE MEASUREMENTS

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

The Company evaluates assets and liabilities subject to fair value measurements on a recurring and non-recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by management of the Company. The instruments identified as subject to fair value measurements on a recurring basis are cash and cash equivalents, trade accounts receivable, held-to-maturity investments, trade accounts payable, and accrued expenses. All instruments other than held-to-maturity investments are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments. The estimated fair value of the Company’s held-to-maturity investments as of June 30, 2013 utilized Level 2 inputs of similar investments traded on active securities exchanges.

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

6.	INVENTORIES

The Company’s total inventories, net of reserves, consisted of the following as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Raw materials	$3,144,963	$3,448,686
Work-in-process	9,366,504	3,900,950
Finished goods	23,605,336	24,978,221
Finished goods on consignment	718,713	843,153
Less inventory reserves	(450,000)	(375,000)
Total	$36,385,516	$32,796,010

Current portion	$9,031,685	$8,442,430
Long-term portion	27,353,831	24,353,580
Total	$36,385,516	$32,796,010

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

The Company’s work-in-process inventories include raw SiC crystals on which processing costs, such as labor and sawing, have been incurred; and components, such as metal castings and finished good moissanite jewels, that have been issued to jobs in the manufacture of finished jewelry. The Company’s moissanite jewel manufacturing process involves the production of intermediary shapes, called “preforms,” that vary depending upon the size and shape of the finished jewel. To maximize manufacturing efficiencies, preforms may be made in advance of current finished inventory needs but remain in work-in-process inventories. As of June 30, 2013 and December 31, 2012, work-in-process inventories issued to active production jobs approximated $4.75 million and $1.12 million, respectively.

The Company’s jewels do not degrade in quality over time and inventory generally consists of the shapes and sizes most commonly used in the jewelry industry. In addition, the majority of jewel inventory is not mounted in finished jewelry settings and is therefore not subject to fashion trends nor is obsolescence a significant factor. The Company has very small market penetration in the worldwide jewelry market, and the Company has the exclusive right in the U.S. through mid-2015 and in many other countries through mid-2016 to produce and sell created SiC for use in jewelry applications. In view of the foregoing factors, management has concluded that no excess or obsolete loose jewel inventory reserve requirements existed as of June 30, 2013.

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

In 2011, the Company began purchasing fashion finished jewelry comprised of base metals and non-precious gemstones for sale through Lulu AvenueTM, the direct-to-consumer home party division of its wholly owned operating subsidiary, Charles & Colvard Direct, LLC. This finished jewelry is fashion oriented and subject to styling trends that may change with each catalog season, of which there are several each year. Typically in the jewelry industry, slow-moving or discontinued lines are sold as closeouts or liquidated in alternative sales channels. The Company reviews the finished jewelry inventory on an ongoing basis for any lower of cost or market and obsolescence issues and has established an obsolescence reserve on its fashion finished jewelry at June 30, 2013 of $39,000. The Company concluded that no such finished jewelry inventory reserve requirements relating to the Company’s fashion finished jewelry existed as of December 31, 2012 or relating to its new line of finished jewelry featuring moissanite existed as of June 30, 2013 or December 31, 2012.

Periodically, the Company ships finished goods inventory to wholesale customers on consignment terms. Under these terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. Finished goods on consignment at June 30, 2013 and December 31, 2012 are net of shrinkage reserves of $6,000 and $20,000, respectively, to allow for certain loose jewels and finished jewelry on consignment with wholesale customers that may not be returned or may be returned in a condition that does not meet the Company’s current grading or quality standards.

Total net loose jewel inventories at June 30, 2013 and December 31, 2012, including inventory on consignment net of reserves, were $28.95 million and $25.99 million, respectively. The loose jewel inventories at June 30, 2013 and December 31, 2012 include shrinkage reserves of $88,000 and $36,000, respectively, including shrinkage reserves of $0 and $17,000 on inventory on consignment at June 30, 2013 and December 31, 2012, respectively. Loose jewel inventories at June 30, 2013 and December 31, 2012 also include recuts reserves of $134,000 and $109,000, respectively.

Total net jewelry inventories at June 30, 2013 and December 31, 2012, including inventory on consignment net of reserves, finished jewelry featuring moissanite manufactured by the Company since entering the finished jewelry business in 2010, and fashion finished jewelry purchased by the Company for sale through Lulu AvenueTM, were $7.35 million and $6.71 million, respectively. Jewelry inventories consist primarily of finished goods, a portion of which the Company acquired as part of a January 2009 settlement agreement with a former manufacturer customer to reduce the outstanding receivable to the Company. Due to the lack of a plan to market this inventory at that time, a jewelry inventory reserve was established to reduce the majority of the acquired jewelry inventory value to scrap value, or the amount the Company would expect to obtain by melting the gold in the jewelry and returning to loose-jewel finished goods inventory those jewels that meet grading standards. The scrap reserve established for this acquired inventory at the time of the agreement is adjusted at each reporting period for the market price of gold and has generally declined as the associated jewelry is sold down. At June 30, 2013, the balance increased to $169,000 from $132,000 at December 31, 2012 as a result of a decrease in the market price of gold, offset in part by sell down of the inventory during the quarter. The reserve will increase when the market price of gold decreases so as to lower the net realizable value of the inventory due to the lower gold price.  Because the finished jewelry the Company began manufacturing in 2010 after it entered that business was made pursuant to an operational plan to market and sell the inventory, it is not subject to this reserve. In addition, the finished jewelry inventories at June 30, 2013 and December 31, 2012 include shrinkage reserves of $20,000 and $98,000, respectively, including shrinkage reserves of $6,000 and $3,000 on inventory on consignment, respectively. The finished jewelry inventories at June 30, 2013 also include an inventory reserve for obsolescence of $39,000.

The need for adjustments to inventory reserves is evaluated on a period-by-period basis.

7.	INCOME TAXES

The Company recognized an income tax net benefit of approximately $360,000 and $138,000 for the three and six months ended June 30, 2013, respectively, compared to an income tax expense of approximately $7,000 and an income tax net benefit of approximately $311,000 for the three and six months ended June 30, 2012, respectively.

During 2008, the Company recorded a full valuation allowance against certain deferred tax assets consisting primarily of net operating loss carryforwards. Due to continued uncertainty over sufficient future taxable income to fully utilize these deferred tax assets, the Company did not record an income tax expense for the pretax income earned during the three months ended June 30, 2012 or an income tax benefit for the pretax loss incurred during the six months ended June 30, 2012.

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

For the three months ended June 30, 2013, the Company recognized $358,000 of current period income tax benefit, offsetting an income tax expense recorded in the first quarter of 2013 of approximately $211,000. The resulting income tax net benefit of $147,000 for the six months ended June 30, 2013 represents an effective tax rate of 45.4% on the year-to-date pre-tax book loss. The effective tax rate for the six months ended June 30, 2013 differs from the federal statutory rate of 34.0% primarily due to the impact of state income taxes, stock-based compensation expense that is not deductible for tax purposes, and other book-to-tax reconciling items. This effective tax rate has increased from December 31, 2012 due to anticipation of higher taxable income in the current fiscal year, and an additional $7,000 of income tax expense was accrued and paid in the first quarter of 2013 related to the prior tax year, primarily for adjustment of the federal alternative minimum tax. Additionally, the Company recorded approximately $4,000 of income tax benefit for a discrete permanent tax deduction difference during the three and six months ended June 30, 2013 and approximately $2,000 and $6,000 of income tax expense for estimated tax, penalties, and interest associated with uncertain tax positions during the three and six months ended June 30, 2013, respectively.

During the three months ended June 30, 2012, the Company recognized approximately $7,000 of income tax expense for estimated tax, penalties, and interest associated with uncertain tax positions. During the six months ended June 30, 2012, the Company entered into a voluntary disclosure agreement with a taxing authority for which the Company had previously recorded a liability for an uncertain tax position. As a result of the agreement, the Company reduced its total recorded liabilities relating to uncertain tax positions by approximately $320,000 and recognized a corresponding income tax benefit. This benefit was offset by approximately $9,000 of income tax expense for estimated tax, penalties, and interest for other uncertain tax positions.

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

As of June 30, 2013, the Company’s future minimum payments under this operating lease were as follows:

2013	$69,653
2014	143,486
2015	147,791
2016	152,224
2017	13,066
Total	$526,220

Rent expense for the three months ended June 30, 2013 and 2012 was approximately $77,000 and $49,000, respectively. Rent expense for the six months ended June 30, 2013 and 2012 was approximately $133,000 and $100,000, respectively.

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

9.	STOCK-BASED COMPENSATION

The following table summarizes the components of the Company’s stock-based compensation included in net (loss) income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Employee stock options	$161,227	$115,372	$300,497	$280,646
Restricted stock awards	335,740	164,449	443,136	288,584
Income tax benefit	(162,247)	(59,623)	(201,184)	(104,629)
Totals	$334,720	$220,198	$542,449	$464,601

No stock-based compensation was capitalized as a cost of inventory during the three and six months ended June 30, 2013 and 2012.

Stock Options - The following is a summary of the stock option activity for the six months ended June 30, 2013:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2012	1,147,847	$2.31
Granted	176,002	$3.79
Exercised	(13,125)	$1.02
Forfeited	(71,460)	$2.12
Expired	(70,786)	$2.21
Outstanding, June 30, 2013	1,168,478	$2.56

The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2013 was $2.68. The total fair value of stock options that vested during the six months ended June 30, 2013 was approximately $331,000. The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions for stock options granted during the six months ended June 30, 2013:

Dividend yield	0.0%
Expected volatility	92.9%
Risk-free interest rate	0.83%
Expected lives (years)	5.0

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

The following table summarizes information about stock options outstanding at June 30, 2013:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Balance as of 6/30/2013	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 6/30/2013	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 6/30/2013	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
1,168,478	7.72	$2.56	803,203	7.25	$2.23	1,122,013	7.66	$2.52

As of June 30, 2013, the unrecognized stock-based compensation expense related to unvested stock options was approximately $699,000, which is expected to be recognized over a weighted average period of approximately 24 months.

The aggregate intrinsic value of stock options outstanding, exercisable, and vested or expected to vest at June 30, 2013 was approximately $1.89 million, $1.59 million, and $1.87 million, respectively. This amount is before applicable income taxes and represents the closing market price of the Company’s common stock at June 30, 2013 less the grant price, multiplied by the number of stock options that had a grant price that is less than the closing market price. This amount represents the amount that would have been received by the optionees had these stock options been exercised on that date. During the three and six months ended June 30, 2013, the aggregate intrinsic value of stock options exercised was approximately $6,000 and $37,000, respectively.

Restricted Stock - The following is a summary of the restricted stock activity for the six months ended June 30, 2013:

	Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2012	191,843	$3.38
Granted	253,403	$3.95
Vested	(173,843)	$3.75
Canceled	-	$-
Unvested, June 30, 2013	271,403	$3.68

As of June 30, 2013, the unrecognized stock-based compensation expense related to unvested restricted stock was approximately $934,000, which is expected to be recognized over a weighted average period of approximately 23 months.

Dividends - The Company has not paid any cash dividends in the current year through June 30, 2013.

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

The following table reconciles the differences between the basic and fully diluted earnings per share presentations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net (loss) income	$(491,585)	$548,572	$(185,312)	$172,726

Denominator:
Weighted average common shares outstanding:
Basic	19,812,397	19,564,451	19,736,068	19,517,481
Stock options	-	407,816	-	388,101
Fully diluted	19,812,397	19,972,267	19,736,068	19,905,582

Net (loss) income per common share:
Basic	$(0.02)	$0.03	$(0.01)	$0.01
Fully diluted	$(0.02)	$0.03	$(0.01)	$0.01

For the three months ended June 30, 2013 and 2012, stock options to purchase approximately 289,000 and 313,000 shares, respectively, were excluded from the computation of fully diluted net (loss) income per common share because the exercise price of the stock options was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to net (loss) income per common share. For the six months ended June 30, 2013 and 2012, stock options to purchase approximately 463,000 and 390,000 shares, respectively, were excluded from the computation of fully diluted net (loss) income per common share because the exercise price of the stock options was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to net (loss) income per common share.

11.	MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments, and trade accounts receivable. The Company maintains cash, cash equivalents, and investments with high-quality financial institutions and invests in low-risk securities, primarily money market funds or long-term U.S. government agency obligations. At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurable limits of $250,000 per depositor at each financial institution. Amounts on deposit in excess of FDIC insurable limits at June 30, 2013 approximated $6.78 million.

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

As of June 30, 2013, three customers accounted for 19%, 18%, and 13% of trade accounts receivable, respectively. As of December 31, 2012, one customer accounted for 30% of trade accounts receivable.

A significant portion of sales is derived from certain customer relationships. The following is a summary of customers that represent greater than or equal to 10% of total gross sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Customer A	19%	11%	12%	8%
Customer B	19%	2%	10%	1%
Customer C	6%	16%	7%	10%
Customer D	6%	14%	9%	13%
Customer E	1%	17%	16%	30%

12.	SUBSEQUENT EVENTS

Departure of Chief Financial Officer

On August 5, 2013, Timothy L. Krist, Chief Financial Officer and Treasurer, resigned from his position with the Company, effective as of August 5, 2013.

In connection with his resignation, Mr. Krist entered into a Separation of Employment Agreement (the “Separation Agreement”), dated August 7, 2013. The terms of the Separation Agreement provide that Mr. Krist has the right to revoke the Separation Agreement until August 14, 2014.

Under the Separation Agreement, Mr. Krist is entitled to receive severance in an amount equal to one year of his current base annual salary (less applicable taxes and withholdings), payable in bi-weekly installment payments in accordance with the Company’s regular payroll schedule in exchange for a standard release of employment claims. The Company will also pay COBRA premiums for coverage of Mr. Krist and his eligible dependents for one year if Mr. Krist timely and properly elects continuation coverage. The Separation Agreement also contains such confidentiality provisions and other terms and conditions as are usual and customary for agreements of this type. All of Mr. Krist’s obligations under his Employment Agreement with the Company, dated June 23, 2009, regarding confidentiality, non-competition, proprietary information, and related matters will continue.

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

Overview

We manufacture, market, and distribute Charles & Colvard Created Moissanite® jewels (which we refer to as moissanite or moissanite jewels), finished jewelry featuring moissanite, and fashion jewelry for sale in the worldwide jewelry market. Moissanite, also known by its chemical name of silicon carbide, or SiC, is a rare mineral first discovered in a meteor crater. Because naturally occurring SiC crystals are too small for commercial use, larger crystals must be grown in a laboratory. Leveraging our advantage of being the sole source worldwide of created moissanite jewels, our strategy is to establish Charles & Colvard with reputable, high-quality, and sophisticated brands and to position moissanite as an affordable, luxurious alternative to other gemstones, such as diamond. We believe this is possible due to moissanite’s exceptional brilliance, fire, luster, durability, and rarity like no other jewel available on the market.

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

The wholesale finished jewelry business that we launched in 2010 is currently expanding through select retailers and television shopping networks. We believe there is significant opportunity to further expand our wholesale finished jewelry business through e-commerce, television shopping, and brick-and-mortar retailers, including major “big-box” chain retailers. We also believe our finished jewelry business, including finished jewelry sold through our direct-to-consumer e-commerce and home party sales channels, allows us to have more control over the end product and enhance our relationships with consumers, as well as provide incremental sales and gross profit dollars due to the higher price points of finished jewelry containing moissanite relative to loose jewels. To that end, we are focusing on the following critical aspects of our strategic plan during 2013:

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

In June 2013, we engaged Cindy Riccio Communications, Inc., or CRC, a New York-based public relations, marketing, and events agency, as our agency of record to generate optimal exposure with consumer media for both our Lulu AvenueTM and Forever Brilliant® brands, with the goal to increase consumer awareness of our brands specifically and moissanite generally. Several media events are planned in the second half of 2013 where magazine editors, fashion columnists, and bloggers will be invited to experience first-hand our Lulu AvenueTM fashion and moissanite finished jewelry and our Forever Brilliant® loose jewels. We are also exploring through CRC exposure opportunities for our brands in leading fashion periodicals and blogging sites.

We believe our efforts to position Forever Brilliant® as the whitest and brightest moissanite jewel available anywhere in the world, the introduction of designer finished jewelry brands, and the engagement of a branding public relations agency will help us to build brand recognition and increase consumer awareness of our products. We also expect that this strategy of building brand recognition will help to support revenue streams as our intellectual property rights expire in the future.

•	Expanding our direct-to-consumer e-commerce business - Our direct-to-consumer e-commerce website, Moissanite.com, features an intuitive site design with robust functionality to enhance the customer experience and convert more traffic into sales. We continue to expand the website’s jewelry collections and its loose moissanite jewel assortment by featuring a variety of colors and shapes, and we are investing resources in targeted advertising and marketing campaigns. In 2013, we plan to continue fine-tuning such marketing efforts to maximize return on investment, increasing product assortment, and building new site functionality designed to increase sales conversion rates. We believe our direct-to-consumer e-commerce sales channel will not only add to our top-line revenues in a significant manner, but will also play a key role in our campaign to increase overall consumer awareness of moissanite. We also envision e-commerce as a part of a broader effort to establish online connections with consumers that build our brands and our business with retail partners.

•	Developing our direct-to-consumer home party business - In October 2012, our direct-to-consumer home party business, Lulu AvenueTM, began the integration of JudeFrances designs into the current jewelry line and also engaged a number of independent sales representatives that had been selling the JudeFrances jewelry line with a previous company. The first phase of the integration was completed in March 2013. In addition, in April 2013, we hired a President of Lulu AvenueTM whose focus is on the scale-up of the sales force, and in March 2013, we hired a Director of Finance and Administration, who leads the back office technology and supply chain efforts of Lulu AvenueTM. With these new key personnel and the marketing personnel added in the fourth quarter of 2012, we are positioned to complete the final phase of the integration process targeted for the third quarter of 2013. We believe our direct-to-consumer home party sales channel will provide future sales growth and play a key role in our campaign to increase overall consumer awareness of moissanite.

As we execute our strategy to build and reinvest in the business, expenses and investment of cash will be required ahead of the revenue streams we expect in the future, and this may result in some unprofitable quarters as we experienced in the second quarter of 2013. Despite this, we have maintained as one of our primary goals to generate positive cash flow each quarter to protect our cash position. We were not successful in achieving this goal during the six months ended June 30, 2013 primarily as a result of our significant inventory build of Forever Brilliant® loose jewels to meet demand, which we believe is a temporary use of cash until we can ship our current backlog, establish an in-stock position for future orders, and collect on our trade receivables generated from these sales. We will continue to diligently focus on cost containment and monitor our cash burn rate as we grow the business.

Our total consolidated net sales for the six months ended June 30, 2013 of $13.02 million were 41% greater than total consolidated net sales during the same period of 2012. Wholesale distribution segment net sales for the six months ended June 30, 2013 of $11.91 million were 36% greater than wholesale distribution segment net sales during the same period of 2012. Direct-to-consumer distribution segment net sales for the six months ended June 30, 2013 of $1.11 million were 128% greater than direct-to-consumer distribution segment net sales during the same period of 2012.

Loose jewel sales comprised 65% of our total consolidated net sales and increased 29% to $8.42 million, for the six months ended June 30, 2013 compared with $6.54 million in the same period of 2012. Finished jewelry sales comprised 35% of our total consolidated net sales and increased 70% to $4.59 million, compared with $2.70 million in the same period of 2012. We expect these increases in sales by product mix to continue as we execute our strategy of developing new wholesale and direct-to-consumer sales channels and expanding our finished jewelry business.

Operating expenses increased by $1.34 million, or 23%, to $7.08 million for the six months ended June 30, 2013, compared with $5.75 million in the same period of 2012. Of this increase, sales and marketing expenses increased $1.69 million, or 55%, to $4.78 million, primarily as a result of personnel additions and advertising and marketing initiatives incurred to position our company for future growth, especially with respect to the two wholly owned operating subsidiaries formed in 2011 for our e-commerce and home party direct sales businesses; and a reallocation beginning in 2013 of certain information technology shared resources based on headcount. As we grow our business, we intend to continue to closely manage our operating expenses by seeking the most cost effective and efficient solutions to our operating requirements. We recorded a net loss of $185,000, or $0.01 per share, for the six months ended June 30, 2013, primarily due to an increase in operating expenses and a lower gross profit margin, offset in part by our higher sales and an income tax net benefit recognized during the period. Our lower overall gross profit margin resulted from a slightly lower product margin on loose jewels due to sales mix and discounts; and a lower product margin on finished jewelry primarily due to sales mix and a $802,000 sale of slow moving   jewelry inventory during the second quarter of 2013.

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

Results of Operations

The following table sets forth certain consolidated statements of operations data for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$6,512,500	$5,058,227	$13,017,574	$9,236,612
Costs and expenses:
Cost of goods sold	3,389,315	1,642,759	6,271,293	3,670,445
Sales and marketing	2,532,995	1,583,895	4,779,204	3,085,816
General and administrative	1,344,408	1,285,294	2,193,785	2,642,466
Research and development	9,041	8,381	15,024	16,789
Loss on abandonment of assets	95,052	-	95,052	-
Total costs and expenses	7,370,811	4,520,329	13,354,358	9,415,516
(Loss) income from operations	(858,311)	537,898	(336,784)	(178,904)
Other income (expense):
Interest income	6,972	17,823	14,474	41,688
Interest expense	(234)	(127)	(974)	(604)
Total other income, net	6,738	17,696	13,500	41,084
(Loss) income before income taxes	(851,573)	555,594	(323,284)	(137,820)
Income tax net benefit (expense)	359,988	(7,022)	137,972	310,546
Net (loss) income	$(491,585)	$548,572	$(185,312)	$172,726

Consolidated Net Sales

Consolidated net sales for the three and six months ended June 30, 2013 and 2012 comprise the following:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	Dollars	Percent	2013	2012	Dollars	Percent
Loose jewels	$4,075,296	$4,085,821	$(10,525)	-	$8,423,210	$6,539,238	$1,883,972	29%
Finished jewelry	2,437,204	972,406	1,464,798	151%	4,594,364	2,697,374	1,896,990	70%
Total consolidated net sales	$6,512,500	$5,058,227	$1,454,273	29%	$13,017,574	$9,236,612	$3,780,962	41%

Consolidated net sales were $6.51 million for the three months ended June 30, 2013 compared to $5.06 million for the three months ended June 30, 2012, an increase of $1.45 million, or 29%. Consolidated net sales were $13.02 million for the six months ended June 30, 2013 compared to $9.24 million for the six months ended June 30, 2012, an increase of $3.78 million, or 41%.The improvement in consolidated net sales for the three and six months ended June 30, 2013 was due primarily to an increase in loose jewel sales to our existing wholesale customer base resulting from our new whiter Forever Brilliant® moissanite jewel and the growth of our wholesale customers’ moissanite finished jewelry lines with styles that include both Forever Brilliant® and our loose jewel standard grades. The improvement in consolidated net sales was also attributable to a $802,000 sale of slow moving jewelry inventory during the second quarter of 2013 and the growth in sales of our direct-to-consumer businesses, Moissanite.com and Lulu AvenueTM, which collectively increased 100% to $623,000 and 128% to $1.11 million during the three and six months ended June 30, 2013, respectively. We anticipate orders and related sales of loose moissanite jewels and finished jewelry featuring moissanite in both our wholesale distribution segment and direct-to-consumer distribution segment will continue to improve as we execute our growth strategies.

Sales of loose jewels represented 63% and 65% of total consolidated net sales for the three and six months ended June 30, 2013, respectively, compared to 81% and 71% of total consolidated net sales for the corresponding periods of the prior year. For the three months ended June 30, 2013, loose jewel sales were $4.08 million compared to $4.09 million for the corresponding period of the prior year, a decrease of $11,000, or less than 1%. For the six months ended June 30, 2013, loose jewel sales were $8.42 million compared to $6.54 million for the corresponding period of the prior year, an increase of $1.88 million, or 29%. The slight decrease for the three months ended June 30, 2013 was primarily due to the timing of reorders from our existing wholesale customer base and allowing our largest retail customers to rebalance their inventory stocks for the upcoming holiday season. We expect with the increased raw material SiC crystals being ordered from Cree and our increased production of loose jewels that we will be in stock of the most popular shapes and sizes of Forever Brilliant® by the end of the third quarter of 2013. The increase for the six months ended June 30, 2013 was primarily attributable to robust sales we are experiencing from our existing wholesale customer base, especially of our new whiter Forever Brilliant® moissanite jewel, as they grow their moissanite businesses. This increase in loose jewel sales was offset in part by an approximate $552,000 return of loose jewels for stock rebalancing received during the second quarter of 2013 from a wholesale customer.

Sales of finished jewelry represented 37% and 35% of total consolidated net sales for the three and six months ended June 30, 2013, respectively, compared to 19% and 29% of total consolidated net sales for the corresponding periods of the prior year. For the three months ended June 30, 2013, finished jewelry sales were $2.44 million compared to $972,000 for the corresponding period of the prior year, an increase of $1.46 million, or 151%. For the six months ended June 30, 2013, finished jewelry sales were $4.59 million compared to $2.70 million for the corresponding period of the prior year, an increase of $1.90 million, or 70%. These increases were primarily attributable in our wholesale distribution segment to our ongoing expansion into the finished jewelry business, the growth of our wholesale customers’ moissanite finished jewelry businesses, a $802,000 sale of slow moving jewelry inventory during the second quarter of 2013; and the growth of our e-commerce and home party businesses in our direct-to-consumer distribution segment.

United States, or U.S., net sales accounted for approximately 83% and 81% of total consolidated net sales for the three and six months ended June 30, 2013, respectively, compared to 80% and 80% of total consolidated net sales for the corresponding periods of the prior year. U.S. net sales increased 33% and 41% during the three and six months ended June 30, 2013, respectively, from the corresponding periods of the prior year primarily as a result of an increase in loose jewel sales to our wholesale customer base resulting from the launch of our new whiter Forever Brilliant® moissanite jewel and the growth of our wholesale customers’ moissanite finished jewelry lines. The increase in U.S. sales was also attributable to a $802,000 sale of slow moving  jewelry inventory during the second quarter of 2013 and the growth of our direct-to-consumer businesses, Moissanite.com and Lulu AvenueTM.

Our two largest U.S. customers during the three months ended June 30, 2013 each accounted for 19% of total consolidated sales compared to 11% and 2%, respectively, during the same period of 2012. Three U.S. customers accounted for 17%, 16%, and 14% of total consolidated sales during the three months ended June 30, 2012 but did not account for a significant percentage of total consolidated sales during the same period of 2013. Our three largest U.S. customers during the six months ended June 30, 2013 accounted for 16%, 12%, and 10%, respectively, of total consolidated sales compared to 30%, 8%, and 1%, respectively, during the same period of 2012. Two U.S. customers accounted for 13% and 10% of total consolidated sales during the six months ended June 30, 2012 but did not account for a significant percentage of total consolidated sales during the same period of 2013. We expect that we will remain dependent on our ability, and that of our largest customers, to maintain and enhance retail programs. A change in or loss of any of these customer or retailer relationships could have a material adverse effect on our results of operations.

International net sales accounted for approximately 17% and 19% of total consolidated net sales for the three and six months ended June 30, 2013, respectively, compared to 20% and 20% of total consolidated net sales for the corresponding periods of the prior year. International sales increased 11% and 39% during the three and six months ended June 30, 2013, respectively, from the corresponding periods of the prior year primarily as a result of an increase in loose jewel sales to our wholesale customer base, especially of our new whiter Forever Brilliant® moissanite jewel as distribution expands internationally, resulting from the growth of our wholesale customers’ moissanite businesses. No international customers accounted for more than 10% of total consolidated sales during the three and six months ended June 30, 2013 or 2012. A portion of our international consolidated sales represents jewels sold internationally that may be re-imported to U.S. retailers. Our top three international distributors by sales volume during the three months ended June 30, 2013 were located in Italy, Hong Kong, and India. Our top three international distributors by sales volume during the six months ended June 30, 2013 were located in India, Hong Kong, and Italy.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	Dollars	Percent	2013	2012	Dollars	Percent
Product line cost of goods sold
Loose jewels	$1,346,267	$1,116,673	$229,594	21%	$3,068,954	$1,928,286	$1,140,668	59%
Finished jewelry	1,620,925	112,930	1,507,995	1,335%	2,404,546	874,103	1,530,443	175%
Total product line cost of goods sold	2,967,192	1,229,603	1,737,589	141%	5,473,500	2,802,389	2,671,111	95%
Non-product line cost of goods sold	422,123	413,156	8,967	2%	797,793	868,056	(70,263)	-8%
Total cost of goods sold	$3,389,315	$1,642,759	$1,746,556	106%	$6,271,293	$3,670,445	$2,600,848	71%

Total cost of goods sold was $3.39 million for the three months ended June 30, 2013 compared to $1.64 million for the three months ended June 30, 2012, an increase of $1.75 million, or 106%. Total cost of goods sold was $6.27 million for the six months ended June 30, 2013 compared to $3.67 million for the six months ended June 30, 2012, an increase of $2.60 million, or 71%. Product line cost of goods sold is defined as product cost of goods sold in each of our wholesale distribution and direct-to-consumer distribution operating segments excluding non-capitalized expenses from our manufacturing and production control departments, comprising personnel costs, depreciation, rent, utilities, and corporate overhead allocations; freight out; inventory valuation allowance adjustments; and other inventory adjustments, comprising costs of quality issues, damaged goods, and inventory write-offs.

The increase in cost of goods sold for the three months ended June 30, 2013 compared to the same period in 2012 was primarily due to a $230,000 increase in loose jewel product line cost of goods sold resulting from a greater percentage of higher-cost Forever Brilliant® loose jewel sales during the quarter; a $1.51 million increase in finished jewelry product line cost of goods sold resulting from the 151% increase in finished jewelry sales, lower product margins driven primarily by a $802,000 sale of slow moving jewelry inventory during the second quarter of 2013, and a $97,000 accounting reclassification of first quarter 2012 finished jewelry cost of goods sold that was recorded in the second quarter of 2012 from product line cost of goods sold to non-product line cost of goods sold; and a net increase in non-product line cost of goods sold of $9,000. The net increase in non-product line cost of goods sold comprises an $84,000 increase in other inventory adjustments; a $27,000 increase in freight out; and a $22,000 increase in inventory valuation allowances, including inventory shrinkage, recuts, repairs, and scrap reserves; offset in part by a $124,000 decrease in non-capitalized manufacturing and production control expenses. See Note 3, “Segment Information and Geographic Data,” in the Notes to Condensed Consolidated Financial Statements for further discussion of non-product line cost of goods sold.

The increase in cost of goods sold for the six months ended June 30, 2013 compared to the same period in 2012 was primarily due to a $1.14 million increase in loose jewel product line cost of goods sold resulting from the 29% increase in loose jewel sales and a greater percentage of higher-cost Forever Brilliant® loose jewel sales during the current year; and a $1.53 million increase in finished jewelry product line cost of goods sold resulting from the 70% increase in finished jewelry sales and lower product margins driven primarily by a $802,000 sale of slow moving  jewelry inventory during the second quarter of 2013. The increase in cost of goods sold was offset in part by a net decrease in non-product line cost of goods sold of $70,000. The net decrease in non-product line cost of goods sold comprises a $130,000 decrease in non-capitalized manufacturing and production control expenses and a $36,000 decrease in other inventory adjustments, offset in part by a $49,000 increase in inventory valuation allowances, including inventory shrinkage, recuts, repairs, and scrap reserves; and a $47,000 increase in freight out.

Information technology-related costs were historically included in general and administrative expenses. Beginning in 2013, our management determined that certain information technology shared resources should be allocated based on headcount to more accurately assign operating costs between our wholesale and direct-to-consumer operating segments. The net result of this allocation for the three and six months ended June 30, 2013 compared to the same periods in the prior year were a $308,000 and a $516,000 aggregate decrease, respectively, in general administrative expenses; a $185,000 and a $315,000 aggregate increase, respectively, in sales and marketing expenses; and a $123,000 and a $201,000 aggregate increase, respectively, in cost of goods sold. For the three and six months ended June 30, 2013, the allocation to cost of goods sold, which is included as non-product line cost of goods sold, comprised $71,000 and $113,000, respectively, of compensation costs; $24,000 and $45,000, respectively, of depreciation and amortization expense; $16,000 and $24,000, respectively, of professional services; $10,000 and $16,000, respectively, of office-related expenses; and $2,000 and $3,000, respectively, of travel-related expenses.

Sales and Marketing

Sales and marketing expenses for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	Dollars	Percent	2013	2012	Dollars	Percent
Sales and marketing	$2,532,995	$1,583,895	$949,100	60%	$4,779,204	$3,085,816	$1,693,388	55%

Sales and marketing expenses were $2.53 million for the three months ended June 30, 2013 compared to $1.58 million for the three months ended June 30, 2012, an increase of $949,000, or 60%. Sales and marketing expenses were $4.78 million for the six months ended June 30, 2013 compared to $3.09 million for the six months ended June 30, 2012, an increase of $1.69 million, or 55%.

The increase in sales and marketing expenses for the three months ended June 30, 2013 compared to the same period in 2012 was primarily due to a $337,000 net increase in compensation costs; a $207,000 net increase in professional services related to the addition of temporary personnel, consulting services, public relations services, and the maintenance of software platforms for our direct-to-consumer e-commerce and home party lines of business; a $155,000 net increase in advertising expenses; a $130,000 increase in office-related expenses to support a larger sales and marketing organization; a $66,000 increase in travel-related expenses resulting from new sales and marketing personnel and expanding business opportunities; and a $54,000 increase in depreciation expense related to the Moissanite.com and Lulu AvenueTM e-commerce websites. Compensation costs increased primarily as a result of an increase in salaries and related employee benefits in the aggregate of $344,000, an increase in stock-based compensation expense of $112,000, an increase in bonus expense of $53,000, and an increase in employee relocation costs of $1,000. These increases in compensation costs were offset in part by a decrease in severance pay of $158,000 and a decrease in commissions of $15,000 due to the timing of orders by specific customers under which commission plans of sales representatives are based. The increase in advertising expenses comprises an increase in agency expenses of $126,000 primarily in support of our Moissanite.com and Lulu AvenueTM direct-to-consumer businesses, a net increase in cooperative advertising expenses of $49,000, an increase in targeted marketing and trade shows of $25,000, and an increase in production advertising of $5,000. The increase in cooperative advertising expenses resulted primarily from the increase in sales of loose jewels compared to the same period in the prior year and management’s estimate of future utilization based on our historical experience with each customer and the related contractual arrangements to provide certain levels of cooperative advertising for our customers. These increases in advertising expenses were offset in part by a decrease in print media advertising of $31,000 due to timing of services and a decrease in Internet marketing of $19,000 due primarily to greater efficiencies gained in paid search advertising in support of our Moissanite.com and Lulu AvenueTM e-commerce websites.

The increase in sales and marketing expenses for the six months ended June 30, 2013 compared to the same period in 2012 was primarily due to a $530,000 net increase in compensation costs; a $480,000 net increase in professional services related to the addition of temporary personnel, consulting services, public relations services, and the maintenance of software platforms for our direct-to-consumer e-commerce and home party lines of business; a $263,000 net increase in advertising expenses; a $232,000 increase in office-related expenses to support a larger sales and marketing organization; a $129,000 increase in depreciation expense related to the Moissanite.com and Lulu AvenueTM e-commerce websites; and a $59,000 increase in travel-related expenses resulting from new sales and marketing personnel and expanding business opportunities. Compensation costs increased primarily as a result of an increase in salaries and related employee benefits in the aggregate of $225,000, an increase in stock-based compensation expense of $193,000, and an increase in bonus expense of $157,000. These increases in compensation costs were offset in part by a decrease in severance pay of $22,000, a decrease in employee relocation costs of $18,000, and a decrease in commissions of $5,000 due to the timing of orders by specific customers under which commission plans of sales representatives are based. The increase in advertising expenses comprises an increase in Internet marketing of $150,000 due primarily to greater paid search advertising during the first quarter of 2013 in support of our Moissanite.com and Lulu AvenueTM e-commerce websites, a net increase in cooperative advertising expenses of $61,000, an increase in agency expenses of $40,000 primarily in support of our Moissanite.com and Lulu AvenueTM direct-to-consumer businesses, an increase in production advertising of $10,000, and an increase in targeted marketing and trade shows of $7,000. The increase in cooperative advertising expenses resulted primarily from the increase in sales of loose jewels compared to the same period in the prior year and management’s estimate of future utilization based on our historical experience with each customer and the related contractual arrangements to provide certain levels of cooperative advertising for our customers. These increases in advertising expenses were offset in part by a decrease in print media advertising of $5,000 due to timing of services.

As previously discussed, beginning in 2013, certain information technology-related costs historically included in general and administrative expenses are now allocated to sales and marketing expenses and cost of goods sold. For the three and six months ended June 30, 2013 compared to the same period in the prior year, $185,000 and $315,000 in aggregate, respectively, of information technology-related costs were allocated to sales and marketing expenses, comprising $108,000 and $179,000, respectively, of compensation costs; $36,000 and $71,000, respectively, of depreciation and amortization expense; $25,000 and $38,000, respectively, of professional services; $14,000 and $24,000, respectively, of office-related expenses; and $2,000 and $3,000, respectively, of travel-related expenses.

We expect our total sales and marketing expenses will continue to increase as sales increase, but the rate of growth should slow and become a lower percentage of sales as expenses more variable in nature, such as advertising and commissions, increase as part of our strategy to build sales; but fixed expenses, such as compensation costs, remain relatively constant.

General and Administrative

General and administrative expenses for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	Dollars	Percent	2013	2012	Dollars	Percent
General and administrative	$1,344,408	$1,285,294	$59,114	5%	$2,193,785	$2,642,466	$(448,681)	-17%

General and administrative expenses were $1.34 million for the three months ended June 30, 2013 compared to $1.29 million for the three months ended June 30, 2012, an increase of $59,000, or 5%. General and administrative expenses were $2.19 million for the six months ended June 30, 2013 compared to $2.64 million for the six months ended June 30, 2012, a decrease of $449,000, or 17%.

The increase in general and administrative expenses for the three months ended June 30, 2013 compared to the same period in 2012 was primarily due to a $189,000 net increase in compensation costs; a $30,000 increase in legal professional services; an $11,000 increase in travel-related expenses associated with investor, customer, and supplier meetings; an $8,000 increase in Board member compensation due to a greater number of committee meetings held during the year; and a $1,000 increase in commercial insurance expenses. These increases were offset in part by a $58,000 decrease in bad debt expense associated with our allowance for doubtful accounts reserve policy; a $57,000 decrease in office-related expenses; a $36,000 decrease in depreciation and amortization expense; a $16,000 decrease in consulting and other professional services primarily relating to the support of our enterprise resource planning system that was placed in service during the first quarter of 2012; a $9,000 decrease in software maintenance agreements; and a $5,000 decrease in personal property and franchise taxes. Compensation costs increased primarily as a result of an increase in stock-based compensation expense of $106,000, an increase in bonus expense of $64,000, and an increase in salaries and related employee benefits in the aggregate of $24,000, offset in part by a decrease in employee relocation costs of $5,000.

The decrease in general and administrative expenses for the six months ended June 30, 2013 compared to the same period in 2012 was primarily due to a $306,000 decrease in bad debt expense associated with our allowance for doubtful accounts reserve policy; a $76,000 decrease in consulting and other professional services primarily relating to the support of our enterprise resource planning system that was placed in service during the first quarter of 2012; a $61,000 decrease in depreciation and amortization expense; a $55,000 decrease in office-related expenses; a $30,000 decrease in legal professional services; a $17,000 decrease in software maintenance agreements; an $11,000 decrease in audit and tax professional services due to the timing of work performed; an $11,000 decrease in personal property and franchise taxes; and a $3,000 decrease in travel-related expenses associated with investor, customer, and supplier meetings. These decreases were offset in part by a $116,000 net increase in compensation costs and a $5,000 increase in commercial insurance expenses. Compensation costs increased primarily as a result of an increase in bonus expense of $81,000 and an increase in stock-based compensation expense of $66,000, offset in part by a decrease in salaries and related employee benefits in the aggregate of $23,000 and a decrease in employee relocation costs of $8,000.

As previously discussed, beginning in 2013, certain information technology-related costs historically included in general and administrative expenses are now allocated to sales and marketing expenses and cost of goods sold. For the three and six months ended June 30, 2013 compared to the same period in the prior year, $308,000 and $516,000 in aggregate, respectively, of information technology-related costs were allocated from general and administrative expenses, comprising $179,000 and $292,000, respectively, of compensation costs; $60,000 and $116,000, respectively, of depreciation and amortization expense; $41,000 and $62,000, respectively, of professional services; $24,000 and $40,000, respectively, of office-related expenses; and $4,000 and $6,000, respectively, of travel-related expenses.

Research and Development

Research and development expenses for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	Dollars	Percent	2013	2012	Dollars	Percent
Research and development	$9,041	$8,381	$660	8%	$15,024	$16,789	$(1,765)	-11%

Research and development expenses were $9,000 for the three months ended June 30, 2013 compared to $8,000 for the three months ended June 30, 2012, an increase of $1,000, or 8%. Research and development expenses were $15,000 for the six months ended June 30, 2013 compared to $17,000 for the six months ended June 30, 2012, a decrease of $2,000, or 11%.

The increase in research and development expenses for the three months ended June 30, 2013 compared to the same period in 2012 was primarily due to a $3,000 increase in compensation costs for time allocated by operations personnel to research and development activities, offset in part by a $1,000 decrease in consulting professional services and a $1,000 decrease in office-related expenses.

The decrease in research and development expenses for the six months ended June 30, 2013 compared to the same period in 2012 was primarily due to a $7,000 decrease in consulting professional services and a $1,000 decrease in office-related expenses, offset in part by a $6,000 increase in compensation costs for time allocated by operations personnel to research and development activities.

Loss on Abandonment of Assets

Loss on abandonment of assets for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	Dollars	Percent	2013	2012	Dollars	Percent
Loss on abandonment of assets	$95,052	$-	$95,052	-	$95,052	$-	$95,052	-

During the second quarter of 2013, we transitioned our Lulu AvenueTM direct sales front-end and back-office system to a new platform and abandoned the prior capitalized software modifications of approximately $95,000 associated with the previous platform, resulting in a loss on abandonment of assets for the three and six months ended June 30, 2013.

Interest Income

Interest income for the three and six months ended June 30, 2013 and 2012 is as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	Dollars	Percent	2013	2012	Dollars	Percent
Interest income	$6,972	$17,823	$(10,851)	-61%	$14,474	$41,688	$(27,214)	-65%

Interest income was $7,000 for the three months ended June 30, 2013 compared to $18,000 for the three months ended June 30, 2012, a decrease of $11,000, or 61%. Interest income was $14,000 for the six months ended June 30, 2013 compared to $42,000 for the six months ended June 30, 2012, a decrease of $27,000, or 65%.

The decrease in interest income for the three and six months ended June 30, 2013 compared to the same periods in 2012 resulted primarily from lower cash and investment balances of $9.77 million held at June 30, 2013 as compared to the balances of $11.47 million held at June 30, 2012. Additionally, this cash was invested in lower yielding money market accounts during the three and six months ended June 30, 2013 due to the $3.25 million in U.S. government agency securities called during the year ended December 31, 2012.

Provision for Income Taxes

We recognized an income tax net benefit of approximately $360,000 and $138,000 for the three and six months ended June 30, 2013, respectively, compared to an income tax expense of approximately $7,000 and an income tax net benefit of approximately $311,000 for the three and six months ended June 30, 2012, respectively.

During 2008, we recorded a full valuation allowance against certain deferred tax assets consisting primarily of net operating loss carryforwards. Due to continued uncertainty over sufficient future taxable income to fully utilize these deferred tax assets, we did not record an income tax expense for the pretax income earned during the three months ended June 30, 2012 or for the pretax loss incurred during the six months ended June 30, 2012.

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

For the three months ended June 30, 2013, we recognized $358,000 of current period income tax benefit, offsetting an income tax expense recorded in the first quarter of 2013 of approximately $211,000. The resulting income tax net benefit of $147,000 for the six months ended June 30, 2013 represents an effective tax rate of 45.4% on the year-to-date pre-tax book loss. The effective tax rate for the six months ended June 30, 2013 differs from the federal statutory rate of 34.0% primarily due to the impact of state income taxes, stock-based compensation expense that is not deductible for tax purposes, and other book-to-tax reconciling items. This effective tax rate has increased from December 31, 2012 due to anticipation of higher taxable income in the current fiscal year, and an additional $7,000 of income tax expense was accrued and paid in the first quarter of 2013 related to the prior tax year, primarily for adjustment of the federal alternative minimum tax. Additionally, we recorded approximately $4,000 of income tax benefit for a discrete permanent tax deduction difference during the three and six months ended June 30, 2013 and approximately $2,000 and $6,000 of income tax expense for estimated tax, penalties, and interest associated with uncertain tax positions during the three and six months ended June 30, 2013, respectively.

During the three months ended June 30, 2012, we recognized approximately $7,000 of income tax expense for estimated tax, penalties, and interest associated with uncertain tax positions. During the six months ended June 30, 2012, we entered into a voluntary disclosure agreement with a taxing authority for which we had previously recorded a liability for an uncertain tax position. As a result of the agreement, we reduced our total recorded liabilities relating to uncertain tax positions by approximately $320,000 and recognized a corresponding income tax benefit. This benefit was offset by approximately $9,000 of income tax expense for estimated tax, penalties, and interest for other uncertain tax positions.

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of June 30, 2013, our principal sources of liquidity were cash and cash equivalents totaling $9.27 million, trade accounts receivable of $7.86 million, and short-term inventory of $9.03 million, as compared to cash and cash equivalents totaling $11.86 million, trade accounts receivable of $8.14 million, and short-term inventory of $8.44 million as of December 31, 2012. We had $502,000 of highly liquid U.S. government agency securities at June 30, 2013 that we classified as held-to-maturity current assets on our consolidated balance sheets due to our positive intention and ability to hold these securities until their maturity dates in 2013.

During the six months ended June 30, 2013, our working capital decreased by approximately $2.39 million to $25.62 million from $28.01 million at December 31, 2012. As described more fully below, the decrease in working capital at June 30, 2013 is primarily attributable to a decrease in cash and cash equivalents, a decrease in trade accounts receivable, a decrease in held-to-maturity investments, an increase in trade accounts payable, and a net increase in accrued expenses and other liabilities, offset in part by an increase in interest receivable, a greater allocation of inventory to short-term, and an increase in prepaid expenses and other assets.

During the six months ended June 30, 2013, $2.31 million of cash was used in operations. The primary drivers of negative cash flow were a net increase in inventory of $3.66 million and an increase in prepaid expenses and other assets of $393,000. These factors more than offset our net loss of $185,000 that included $955,000 of net non-cash expenses, a decrease in trade accounts receivable of $477,000, an increase in trade accounts payable of $430,000, and a net increase in accrued liabilities of $73,000. Inventories increased primarily as a result of new raw material SiC crystals purchased during the six months ended June 30, 2013 pursuant to our Amended and Restated Exclusive Supply Agreement with Cree, or the Cree Exclusive Supply Agreement; purchases of jewelry castings, findings, and other jewelry components; and production of moissanite gemstones, offset in part by sales during the quarter. Prepaid expenses and other assets increased primarily as a result of deposits made during the quarter in advance of goods or services received. Accounts payable increased primarily as a result of the timing of costs incurred but not yet paid as of June 30, 2013 associated with inventory-related purchases and professional services incurred but not yet due under our vendors’ payment terms. Accounts receivable decreased primarily as a result of collection efforts during the first half of 2013, offset in part by extended wholesale customer payment terms that we offer from time to time that may not immediately increase liquidity as a result of current-period sales. We believe our competitors and other vendors in the wholesale jewelry industry have also expanded their use of extended payment terms and, in aggregate, we believe that by expanding our use of extended payment terms, we have provided a competitive response in our market and that our net sales have been favorably impacted. We are unable to estimate the impact of this program on our net sales, but if we ceased providing extended payment terms in select instances, we believe we would not be competitive for some wholesale customers in the marketplace and that our net sales and profits would likely decrease. We have not experienced any significant accounts receivable write-offs related to revenue arrangements with extended payment terms.

We manufactured approximately $4.16 million in loose jewels and $2.97 million in finished jewelry, which includes the cost of the loose jewels and the purchase of precious metals and labor in connection with jewelry production, during the six months ended June 30, 2013. We expect our purchases of precious metals and labor to increase as we increase our finished jewelry business. In addition, from the beginning of 2006 through the second quarter of 2013, the price of gold has increased significantly (approximately 125%), resulting in higher retail price points for gold jewelry. Because the market price of gold and other precious metals is beyond our control, the recent upward price trends could continue and have a negative impact on our operating cash flow as we manufacture finished jewelry.

Historically, our raw material inventories of SiC crystals had been purchased under exclusive supply agreements with a limited number of suppliers. Because the supply agreements restricted the sale of these crystals exclusively to us, the suppliers negotiated minimum purchase commitments with us that, when combined with our reduced sales during the periods when the purchase commitments were in effect, have resulted in levels of inventories that are higher than we might otherwise maintain. As of June 30, 2013, $27.35 million of our inventories were classified as long-term assets. Loose jewel sales and finished jewelry that we manufacture will utilize both the finished good loose jewels currently on hand and, as we deplete certain shapes and sizes, our on-hand raw material SiC crystals of $2.85 million and new raw material that we are purchasing from Cree.

In connection with the Cree Exclusive Supply Agreement, which expires in July 2015, we have committed to purchase from Cree a minimum of 50%, by dollar volume, of our raw material SiC crystal requirements. If our orders require Cree to expand beyond specified production levels, we must commit to purchase certain minimum quantities.

Effective February 8, 2013, we entered into an amendment to a prior letter agreement with Cree, which provides a framework for our purchases of SiC crystals under the Cree Exclusive Supply Agreement. Pursuant to this amendment, we agreed to purchase at least $4.00 million of SiC crystals in an initial new order. After the initial new order, we have agreed to issue non-cancellable, quarterly orders that must equal or exceed a set minimum order quantity. Our total purchase commitment under the amendment until July 2015, including the initial new order, is dependent upon the grade of the material and ranges between approximately $7.64 million and approximately $18.56 million. During the six months ended June 30, 2013, we purchased $4.99 million of raw material SiC crystals pursuant to this amendment. We expect to use existing cash and cash equivalents and other working capital, together with future cash expected to be provided by operating activities, to finance this purchase commitment.

We made approximately $7,000 of income tax payments during the six months ended June 30, 2013, consisting of an approximate $6,000 federal alternative minimum tax payment; and an approximate $1,000 tax payment to a state taxing authority, the majority of which was to settle prior year tax liabilities. As of June 30, 2013, we had approximately $881,000 of remaining federal income tax credits, $533,000 of which expire between 2018 and 2021 and the balance without an expiration, which can be carried forward to offset future income taxes. As of June 30, 2013, we also had a federal tax net operating loss carryforward of approximately $5.73 million expiring between 2020 and 2030, which can be used to offset against future federal taxable income, a North Carolina tax net operating loss carryforward of approximately $8.40 million expiring between 2015 and 2025, and various other state tax net operating loss carryforwards expiring between 2016 and 2030, which can be used to offset against future state taxable income.

On August 6, 2013, the Board authorized the extension of the Company’s share repurchase program for an additional 12 months. The program, which was originally authorized on November 13, 2009, authorizes the Company to repurchase up to 1,000,000 shares of the Company’s common stock until August 12, 2014 in open market or in privately negotiated transactions. The Company expects to use available cash to finance these purchases and will determine the timing and amount of stock repurchases based on the Company’s evaluation of market conditions, the market price of the Company’s common stock, and management’s assessment of the Company’s liquidity and cash flow needs. The Company has no obligations to repurchase shares under the program and the program may be suspended or terminated at any time. As of August 6, 2013, 809,213 shares of the Company’s common stock remain available for repurchase under the program.

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

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. During the three months ended June 30, 2013, we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Employment Agreement, effective as of May 6, 2013, by and between Charles & Colvard, Ltd. and Steve Larkin (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on April 22, 2013)

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

101
The following materials from Charles & Colvard, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.**

** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARLES & COLVARD, LTD.

	By:	/s/ Randy N. McCullough
August 12, 2013		Randy N. McCullough
President and Chief Executive Officer

	By:	/s/ Kyle Macemore
August 12, 2013		Kyle Macemore
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1
Employment Agreement, effective as of May 6, 2013, by and between Charles & Colvard, Ltd. and Steve Larkin (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on April 22, 2013)

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

101
The following materials from Charles & Colvard, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.**

** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.