Form 10-Q
period 2013-09-30
CHARLES & COLVARD LTD
filed 2013-10-31
CIK 1015155

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

As of October 28, 2013, there were 20,116,189 shares of the registrant’s common stock, no par value per share, outstanding.

CHARLES & COLVARD, LTD.

FORM 10-Q
For the Quarterly Period Ended September 30, 2013

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013 (unaudited)	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$6,199,803	$11,860,842
Accounts receivable, net	9,038,174	8,138,358
Interest receivable	4,601	694
Held-to-maturity investments	500,999	505,068
Inventory, net	11,469,778	8,442,430
Prepaid expenses and other assets	1,018,921	737,406
Deferred income taxes	1,211,772	1,211,772
Total current assets	29,444,048	30,896,570
Long-term assets:
Inventory, net	28,946,967	24,353,580
Property and equipment, net	1,835,446	1,746,792
Intangible assets, net	361,538	346,732
Deferred income taxes	2,586,910	2,520,818
Other assets	13,266	12,199
Total long-term assets	33,744,127	28,980,121
TOTAL ASSETS	$63,188,175	$59,876,691

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,078,859	$2,112,585
Accrued cooperative advertising	493,000	200,000
Accrued expenses and other liabilities	579,887	574,522
Total current liabilities	6,151,746	2,887,107
Long-term liabilities:
Accrued income taxes	392,501	383,730
Total liabilities	6,544,247	3,270,837
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value	53,644,382	53,318,044
Additional paid-in capital – stock-based compensation	9,566,770	8,459,020
Accumulated deficit	(6,567,224)	(5,171,210)
Total shareholders’ equity	56,643,928	56,605,854
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$63,188,175	$59,876,691

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$6,858,252	$5,076,364	$19,875,826	$14,312,976
Costs and expenses:
Cost of goods sold	3,805,227	2,092,734	10,076,520	5,763,179
Sales and marketing	2,449,679	1,678,779	7,228,883	4,764,595
General and administrative	1,723,676	1,192,278	3,917,461	3,834,744
Research and development	6,755	1,490	21,779	18,279
Loss on abandonment of assets	-	-	95,052	-
Total costs and expenses	7,985,337	4,965,281	21,339,695	14,380,797
(Loss) income from operations	(1,127,085)	111,083	(1,463,869)	(67,821)
Other income (expense):
Interest income	5,135	16,002	19,609	57,690
Interest expense	(202)	(335)	(1,176)	(939)
Total other income, net	4,933	15,667	18,433	56,751
(Loss) income before income taxes	(1,122,152)	126,750	(1,445,436)	(11,070)
Income tax net (expense) benefit	(88,550)	(3,125)	49,422	307,421
Net (loss) income	$(1,210,702)	$123,625	$(1,396,014)	$296,351

Net (loss) income per common share:
Basic	$(0.06)	$0.01	$(0.07)	$0.02
Fully diluted	$(0.06)	$0.01	$(0.07)	$0.01

Weighted average number of shares used in computing net (loss) income per common share:
Basic	20,001,543	19,638,610	19,825,532	19,558,152
Fully diluted	20,001,543	20,017,147	19,825,532	19,942,891

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,396,014)	$296,351
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	584,734	423,419
Amortization of bond premium	4,069	3,988
Stock-based compensation	1,192,823	801,119
Provision for uncollectible accounts	17,195	373,396
Provision for sales returns	(101,000)	237,000
Provision for inventory reserves	197,000	5,000
Benefit for deferred income taxes	(66,092)	-
Loss on abandonment of assets	95,052	-
Changes in assets and liabilities:
Accounts receivable	(816,011)	(502,437)
Interest receivable	(3,907)	3,352
Inventory	(7,817,735)	1,314,577
Prepaid expenses and other assets, net	(282,582)	(282,285)
Accounts payable	2,966,274	(127,850)
Accrued cooperative advertising	293,000	225,000
Accrued income taxes	8,771	(355,768)
Other accrued liabilities	5,365	(309,646)
Net cash (used in) provided by operating activities	(5,119,058)	2,105,216

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(673,588)	(738,341)
Proceeds from call of long-term investments	-	2,500,000
Patent, license rights, and trademark costs	(109,658)	(41,344)
Net cash (used in) provided by investing activities	(783,246)	1,720,315

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock option exercises	241,265	156,093
Net cash provided by financing activities	241,265	156,093

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,661,039)	3,981,624
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,860,842	6,701,701
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,199,803	$10,683,325

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,176	$939
Cash paid during the period for income taxes	$7,899	$12,221

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

Basis of Presentation and Principles of Consolidation - The accompanying unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, the unaudited statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2013.

The consolidated financial statements as of and for the three and nine months ended September 30, 2013 and 2012 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of December 31, 2012 is derived from the audited financial statements as of that date. The accompanying statements should be read in conjunction with the audited financial statements and related notes, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 29, 2013 (the “2012 Annual Report”).

The accompanying consolidated financial statements as of and for the three and nine months ended September 30, 2013 and 2012 include the accounts of the Company and its wholly owned subsidiaries Moissanite.com, LLC, formed in 2011; Charles & Colvard Direct, LLC, formed in 2011; and Charles & Colvard (HK) Ltd., the Company’s Hong Kong subsidiary that became a dormant entity in the second quarter of 2009 and the operations of which ceased in 2008. All intercompany accounts have been eliminated.

Significant Accounting Policies - In the opinion of the Company’s management, the significant accounting policies used for the three and nine months ended September 30, 2013 are consistent with those used for the year ended December 31, 2012. Accordingly, please refer to the 2012 Annual Report for the Company’s significant accounting policies.

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

Summary financial information by reporting segment is as follows:

	Three Months Ended September 30,
	2013			2012
	Wholesale	Direct-to- Consumer	Total	Wholesale	Direct-to- Consumer	Total
Net sales
Loose jewels	$4,744,308	$77,011	$4,821,319	$3,718,706	$55,035	$3,773,741
Finished jewelry	1,610,485	426,448	2,036,933	978,606	324,017	1,302,623
Total	$6,354,793	$503,459	$6,858,252	$4,697,312	$379,052	$5,076,364

Product line cost of goods sold
Loose jewels	$2,214,152	$16,878	$2,231,030	$1,337,451	$-	$1,337,451
Finished jewelry	795,711	213,566	1,009,277	538,196	10,094	548,290
Total	$3,009,863	$230,444	$3,240,307	$1,875,647	$10,094	$1,885,741

Product line gross profit
Loose jewels	$2,530,156	$60,133	$2,590,289	$2,381,255	$55,035	$2,436,290
Finished jewelry	814,774	212,882	1,027,656	440,410	313,923	754,333
Total	$3,344,930	$273,015	$3,617,945	$2,821,665	$368,958	$3,190,623

Operating income (loss)	$175,342	$(1,302,427)	$(1,127,085)	$762,973	$(651,890)	$111,083

Depreciation and amortization	$108,763	$91,222	$199,985	$69,117	$36,244	$105,361

Capital expenditures	$452,288	$18,600	$470,888	$22,520	$229,943	$252,463

	Nine Months Ended September 30,
	2013			2012
	Wholesale	Direct-to- Consumer	Total	Wholesale	Direct-to- Consumer	Total
Net sales
Loose jewels	$13,022,685	$221,957	$13,244,642	$10,164,361	$148,618	$10,312,979
Finished jewelry	5,244,474	1,386,710	6,631,184	3,285,547	714,450	3,999,997
Total	$18,267,159	$1,608,667	$19,875,826	$13,449,908	$863,068	$14,312,976

Product line cost of goods sold
Loose jewels	$5,264,563	$35,420	$5,299,983	$3,253,724	$12,014	$3,265,738
Finished jewelry	2,726,789	687,034	3,413,823	1,274,617	147,775	1,422,392
Total	$7,991,352	$722,454	$8,713,806	$4,528,341	$159,789	$4,688,130

Product line gross profit
Loose jewels	$7,758,122	$186,537	$7,944,659	$6,910,637	$136,604	$7,047,241
Finished jewelry	2,517,685	699,676	3,217,361	2,010,930	566,675	2,577,605
Total	$10,275,807	$886,213	$11,162,020	$8,921,567	$703,279	$9,624,846

Operating income (loss)	$2,443,939	$(3,907,808)	$(1,463,869)	$1,912,231	$(1,980,052)	$(67,821)

Depreciation and amortization	$301,618	$283,116	$584,734	$281,645	$141,774	$423,419

Capital expenditures	$641,694	$31,894	$673,588	$391,637	$346,704	$738,341

	September 30, 2013			December 31, 2012
	Wholesale	Direct-to- Consumer	Total	Wholesale	Direct-to- Consumer	Total
Total assets	$54,493,320	$8,694,855	$63,188,175	$58,823,642	$1,053,049	$59,876,691

A reconciliation of the Company’s product line cost of goods sold to cost of goods sold as reported in the consolidated financial statements is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Product line cost of goods sold	$3,240,307	$1,885,741	$8,713,806	$4,688,130
Non-capitalized manufacturing and production control expenses	380,369	300,025	989,009	1,038,413
Freight out	39,850	25,450	127,812	66,946
Inventory valuation allowances	122,000	(21,000)	197,000	5,000
Other inventory adjustments	22,701	(97,482)	48,893	(35,310)
Cost of goods sold	$3,805,227	$2,092,734	$10,076,520	$5,763,179

The Company’s net inventories by product line maintained in the parent entity’s wholesale distribution segment are as follows:

	September 30, 2013	December 31, 2012
Loose jewels
Raw materials	$4,006,655	$3,189,320
Work-in-process	9,048,269	3,650,322
Finished goods	18,224,036	19,074,526
Finished goods on consignment	77,725	75,131
Total	$31,356,685	$25,989,299

Finished jewelry
Raw materials	$283,167	$259,366
Work-in-process	730,298	250,628
Finished goods	7,378,672	5,451,178
Finished goods on consignment	575,919	748,022
Total	$8,968,056	$6,709,194

Supplies inventories of approximately $92,000 and $98,000 at September 30, 2013 and December 31, 2012, respectively, included in finished goods inventories in the consolidated financial statements are omitted from inventories by product line because they are used in both product lines and are not maintained separately.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales
United States	$3,852,627	$4,057,050	$14,338,094	$11,476,209
International	3,005,625	1,019,314	5,537,732	2,836,767
Total	$6,858,252	$5,076,364	$19,875,826	$14,312,976

	September 30, 2013	December 31, 2012
Property and equipment, net
United States	$1,835,446	$1,746,792
International	-	-
Total	$1,835,446	$1,746,792

	September 30, 2013	December 31, 2012
Intangible assets, net
United States	$197,747	$152,038
International	163,791	194,694
Total	$361,538	$346,732

4.	INVESTMENTS

Investments consist of long-term U.S. government agency securities carried at amortized cost using the effective interest method. The Company classifies its marketable securities as held-to-maturity based upon management’s positive intention and ability to hold these securities until their maturity dates.

The following table summarizes information about held-to-maturity investments at September 30, 2013:

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
U.S. government agency securities	$500,999	$2,046	$503,045

As of September 30, 2013, the estimated fair value of the investments was greater than the amortized cost. Because management intends to hold the investments until their maturity dates, this unrealized gain was not recorded in the consolidated financial statements.

The maturities of held-to-maturity investments at September 30, 2013 were as follows:

	Less than 1 Year	Total
U.S. government agency securities	$500,999	$500,999

5.	FAIR VALUE MEASUREMENTS

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

The Company evaluates assets and liabilities subject to fair value measurements on a recurring and non-recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by management of the Company. The instruments identified as subject to fair value measurements on a recurring basis are cash and cash equivalents, trade accounts receivable, held-to-maturity investments, trade accounts payable, and accrued expenses. All instruments other than held-to-maturity investments are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments. The estimated fair value of the Company’s held-to-maturity investments as of September 30, 2013 utilized Level 2 inputs of similar investments traded on active securities exchanges.

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

6.	INVENTORIES

The Company’s total inventories, net of reserves, consisted of the following as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Raw materials	$4,289,822	$3,448,686
Work-in-process	9,778,567	3,900,950
Finished goods	26,211,712	24,978,221
Finished goods on consignment	708,644	843,153
Less inventory reserves	(572,000)	(375,000)
Total	$40,416,745	$32,796,010

Current portion	$11,469,778	$8,442,430
Long-term portion	28,946,967	24,353,580
Total	$40,416,745	$32,796,010

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

The Company’s work-in-process inventories include raw SiC crystals on which processing costs, such as labor and sawing, have been incurred; and components, such as metal castings and finished good moissanite jewels, that have been issued to jobs in the manufacture of finished jewelry. The Company’s moissanite jewel manufacturing process involves the production of intermediary shapes, called “preforms,” that vary depending upon the size and shape of the finished jewel. To maximize manufacturing efficiencies, preforms may be made in advance of current finished inventory needs but remain in work-in-process inventories. As of September 30, 2013 and December 31, 2012, work-in-process inventories issued to active production jobs approximated $4.64 million and $1.12 million, respectively.

The Company’s jewels do not degrade in quality over time and inventory generally consists of the shapes and sizes most commonly used in the jewelry industry. In addition, the majority of jewel inventory is not mounted in finished jewelry settings and is therefore not subject to fashion trends nor is obsolescence a significant factor. The Company has very small market penetration in the worldwide jewelry market, and the Company has the exclusive right in the U.S. through mid-2015 and in many other countries through mid-2016 to produce and sell created SiC for use in jewelry applications. In view of the foregoing factors, management has concluded that no excess or obsolete loose jewel inventory reserve requirements existed as of September 30, 2013.

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

In 2011, the Company began purchasing fashion finished jewelry comprised of base metals and non-precious gemstones for sale through Lulu AvenueTM, the direct-to-consumer home party division of its wholly owned operating subsidiary, Charles & Colvard Direct, LLC. This finished jewelry is fashion oriented and subject to styling trends that may change with each catalog season, of which there are several each year. Typically in the jewelry industry, slow-moving or discontinued lines are sold as closeouts or liquidated in alternative sales channels. The Company reviews the finished jewelry inventory on an ongoing basis for any lower of cost or market and obsolescence issues and has established an obsolescence reserve on its fashion finished jewelry at September 30, 2013 of $108,000. The Company concluded that no such finished jewelry inventory reserve requirements relating to the Company’s fashion finished jewelry existed as of December 31, 2012 or relating to its new line of finished jewelry featuring moissanite existed as of September 30, 2013 or December 31, 2012.

Periodically, the Company ships finished goods inventory to wholesale customers on consignment terms. Under these terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. Finished goods on consignment at September 30, 2013 and December 31, 2012 are net of shrinkage reserves of $55,000 and $20,000, respectively, to allow for certain loose jewels and finished jewelry on consignment with wholesale customers that may not be returned or may be returned in a condition that does not meet the Company’s current grading or quality standards.

Total net loose jewel inventories at September 30, 2013 and December 31, 2012, including inventory on consignment net of reserves, were $31.36 million and $25.99 million, respectively. The loose jewel inventories at September 30, 2013 and December 31, 2012 include shrinkage reserves of $50,000 and $36,000, respectively, including shrinkage reserves of $0 and $17,000 on inventory on consignment at September 30, 2013 and December 31, 2012, respectively. Loose jewel inventories at September 30, 2013 and December 31, 2012 also include recuts reserves of $167,000 and $109,000, respectively.

Total net jewelry inventories at September 30, 2013 and December 31, 2012, including inventory on consignment net of reserves, finished jewelry featuring moissanite manufactured by the Company since entering the finished jewelry business in 2010, and fashion finished jewelry purchased by the Company for sale through Lulu AvenueTM, were $8.97 million and $6.71 million, respectively. Jewelry inventories consist primarily of finished goods, a portion of which the Company acquired as part of a January 2009 settlement agreement with a former manufacturer customer to reduce the outstanding receivable to the Company. Due to the lack of a plan to market this inventory at that time, a jewelry inventory reserve was established to reduce the majority of the acquired jewelry inventory value to scrap value, or the amount the Company would expect to obtain by melting the gold in the jewelry and returning to loose-jewel finished goods inventory those jewels that meet grading standards. The scrap reserve established for this acquired inventory at the time of the agreement is adjusted at each reporting period for the market price of gold and has generally declined as the associated jewelry is sold down. At September 30, 2013, the balance increased to $152,000 from $132,000 at December 31, 2012 as a result of a decrease in the market price of gold, offset in part by sell down of the inventory during the quarter. The reserve will increase when the market price of gold decreases so as to lower the net realizable value of the inventory due to the lower gold price.  Because the finished jewelry the Company began manufacturing in 2010 after it entered that business was made pursuant to an operational plan to market and sell the inventory, it is not subject to this reserve. In addition, the finished jewelry inventories at September 30, 2013 and December 31, 2012 include shrinkage reserves of $95,000 and $98,000, respectively, including shrinkage reserves of $55,000 and $3,000 on inventory on consignment, respectively. The finished jewelry inventories at September 30, 2013 also include an inventory reserve for obsolescence of $108,000.

The need for adjustments to inventory reserves is evaluated on a period-by-period basis.

7.	INCOME TAXES

The Company recognized an income tax expense of approximately $89,000 and an income tax net benefit of approximately $49,000 for the three and nine months ended September 30, 2013, respectively, compared to an income tax expense of approximately $3,000 and an income tax net benefit of approximately $307,000 for the three and nine months ended September 30, 2012, respectively.

During 2008, the Company recorded a full valuation allowance against certain deferred tax assets consisting primarily of net operating loss carryforwards. Due to continued uncertainty over sufficient future taxable income to fully utilize these deferred tax assets, the Company did not record an income tax expense for the pretax income earned during the three months ended September 30, 2012 or an income tax benefit for the pretax loss incurred during the nine months ended September 30, 2012.

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

For the three months ended September 30, 2013, the Company recognized $89,000 of current period income tax expense, offsetting an income tax benefit recorded in the first half of 2013 of approximately $138,000. The resulting income tax net benefit of $49,000 for the nine months ended September 30, 2013 represents an effective tax rate of 1.6% on the year-to-date pre-tax book loss. The effective tax rate for the nine months ended September 30, 2013 differs from the federal statutory rate of 34.0% primarily due to the impact of state income taxes, stock-based compensation expense that is not deductible for tax purposes, and other book-to-tax reconciling items. This effective tax rate has decreased from December 31, 2012 due to anticipation of lower taxable income in the current fiscal year, despite an additional $7,000 of income tax expense that was accrued and paid in the first quarter of 2013 related to the prior tax year, primarily for adjustment of the federal alternative minimum tax. Additionally, during the three months ended September 30, 2013 the Company paid $1,000 with a state tax filing for 2012 that was in excess of estimated payments.  The Company recorded approximately $129,000 of income tax expense during the three months ended September 30, 2013 to reflect lower anticipated taxable income for the full year than had been previously estimated, which reduced the tax benefit for the nine months ended September 30, 2013 to $18,000.  In addition, the Company recorded $44,000 and $48,000 of income tax benefit for discrete permanent tax deduction differences during the three and nine months ended September 30, 2013 and approximately $3,000 and $9,000 of income tax expense for estimated tax, penalties, and interest associated with uncertain tax positions during the three and nine months ended September 30, 2013, respectively.

During the three months ended September 30, 2012, the Company recognized approximately $4,000 of income tax expense for estimated tax, penalties, and interest associated with uncertain tax positions. During the nine months ended September 30, 2012, the Company entered into a voluntary disclosure agreement with a taxing authority for which the Company had previously recorded a liability for an uncertain tax position. As a result of the agreement, the Company reduced its total recorded liabilities relating to uncertain tax positions by approximately $320,000 and recognized a corresponding income tax benefit. This benefit was offset by approximately $9,000 of income tax expense for estimated tax, penalties, and interest for other uncertain tax positions.

8.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

In March 2004, the Company entered into a seven-year lease, beginning in August 2004, for approximately 16,500 square feet of mixed-use space from an unaffiliated third party at a base cost with escalations throughout the lease term plus additional common-area expenses based on the Company’s proportionate share of the lessor’s operating costs. The lease provided for two rent holidays, during which no rent was payable, and a moving allowance. In January 2011, the Company amended the lease effective January 1, 2011 to extend the term through January 2017 in exchange for a reduced rental rate and 50% rent abatement in the first 12 months of the extended term.  The amended lease includes 3% annual rent escalations and a one-time option to terminate the lease effective as of July 31, 2014. The Company exercised this right to terminate the lease by giving notice to the lessor prior to October 31, 2013.  The expected cost to terminate the lease effective July 31, 2014 is approximately $112,000, which the Company paid at the time notice was given to terminate the lease.  See Note 13, “Subsequent Events” for further discussion. The Company recognizes rent expense on a straight-line basis, giving consideration to the rent holidays, the moving allowance paid to the Company, and the rent abatement.

As of September 30, 2013, the Company’s future minimum payments under this operating lease were as follows:

2013	$34,827
2014	143,486
2015	147,791
2016	152,224
2017	13,066
Total	$491,394

Rent expense for the three months ended September 30, 2013 and 2012 was approximately $55,000 and $48,000, respectively. Rent expense for the nine months ended September 30, 2013 and 2012 was approximately $188,000 and $148,000, respectively.

Purchase Commitments

On June 6, 1997, the Company entered into an amended and restated exclusive supply agreement with Cree, Inc. (“Cree”). The exclusive supply agreement had an initial term of ten years that was extended in January 2005 to July 2015. In connection with the amended and restated exclusive supply agreement, the Company has committed to purchase from Cree a minimum of 50%, by dollar volume, of its raw material SiC crystal requirements. If the Company’s orders require Cree to expand beyond specified production levels, the Company must commit to purchase certain minimum quantities. In February 2013, the Company entered into an amendment to a prior letter agreement with Cree, which provides a framework for the Company’s purchases of SiC crystals under the amended and restated exclusive supply agreement. Pursuant to this amendment, the Company agreed to purchase at least $4.00 million of SiC crystals in an initial new order. After the initial new order, the Company has agreed to issue non-cancellable, quarterly orders that must equal or exceed a set minimum order quantity. The total purchase commitment under the amendment (as subsequently amended) until July 2015, including the initial new order, is dependent upon the grade of the material and ranges between approximately $7.64 million and approximately $18.56 million.  During the nine months ended September 30, 2013, the Company purchased $9.54 million of raw material SiC crystals from Cree.

9.	LINE OF CREDIT

On September 20, 2013, the Company obtained a $10,000,000 revolving line of credit (the “Line of Credit”) from PNC Bank, National Association (“PNC Bank”) for general corporate and working capital purposes. The Line of Credit is evidenced by a Committed Line of Credit Note, dated September 20, 2013 (the “Note”), which matures on June 15, 2015. Amounts outstanding under the Note accrue interest at the 1-month LIBOR rate (adjusted daily) plus 1.50%, calculated on an actual / 360 basis and payable monthly in arrears. Amounts outstanding during an event of default accrue interest at a rate 3.00% in excess of the standard rate, and late payments are subject to a 5.00% late charge. The Note may be repaid in whole or in part at any time, without penalty or premium.

The Line of Credit is also governed by a loan agreement, dated September 20, 2013 (the “Loan Agreement”) and is guaranteed by Charles & Colvard Direct, LLC, and Moissanite.com, LLC. The Line of Credit is secured by a lien on substantially all assets of the Company and its subsidiaries.  Under the Loan Agreement, the Company is required to comply with the following financial covenants, each tested on a quarterly basis: (1) interest coverage ratio, (2) funded debt to EBITDA ratio, and (3) ratio of current assets to funded debt. The Loan Agreement contains other customary covenants and representations, including a financial reporting covenant and limitations on dividends, debt, contingent obligations, liens, loans, investments, mergers, acquisitions, divestitures, subsidiaries, and change in control.

The events of default under the Line of Credit include, without limitation, (1) a material casualty or material adverse change in the collateral value or business and (2) an event of default under any other indebtedness. If an event of default occurs, PNC Bank is entitled to take various enforcement actions, including acceleration of amounts due under the Note.  The Loan Agreement also contains other customary provisions, such as yield protection, expense reimbursement, and confidentiality. PNC Bank has indemnification rights and the right to assign the Line of Credit.

As of September 30, 2013, the Company has not taken any advances against the Line of Credit.

10.	STOCK-BASED COMPENSATION

The following table summarizes the components of the Company’s stock-based compensation included in net (loss) income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Employee stock options	$246,771	$98,966	$547,268	$379,612
Restricted stock awards	202,419	132,923	645,555	421,507
Income tax expense/(benefit)	190,855	(48,193)	(10,329)	(152,822)
Totals	$640,045	$183,696	$1,182,494	$648,297

No stock-based compensation was capitalized as a cost of inventory during the three and nine months ended September 30, 2013 and 2012.

Stock Options - The following is a summary of the stock option activity for the nine months ended September 30, 2013:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2012	1,147,847	$2.31
Granted	306,002	$4.71
Exercised	(113,736)	$2.12
Forfeited	(71,460)	$2.12
Expired	(70,786)	$2.21
Outstanding, September 30, 2013	1,197,867	$2.96

The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2013 was $3.27. The total fair value of stock options that vested during the nine months ended September 30, 2013 was approximately $491,000. The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions for stock options granted during the nine months ended September 30, 2013:

Dividend yield	0.0%
Expected volatility	92.7%
Risk-free interest rate	1.01%
Expected lives (years)	4.9

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

The following table summarizes information about stock options outstanding at September 30, 2013:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Balance as of 9/30/2013	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 9/30/2013	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 9/30/2013	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
1,197,867	7.76	$2.96	752,592	7.13	$2.39	1,147,725	7.70	$2.90

As of September 30, 2013, the unrecognized stock-based compensation expense related to unvested stock options was approximately $981,000, which is expected to be recognized over a weighted average period of approximately 27 months.

The aggregate intrinsic value of stock options outstanding, exercisable, and vested or expected to vest at September 30, 2013 was approximately $4.89 million, $3.51 million, and $4.74 million, respectively. This amount is before applicable income taxes and represents the closing market price of the Company’s common stock at September 30, 2013 less the grant price, multiplied by the number of stock options that had a grant price that is less than the closing market price. This amount represents the amount that would have been received by the optionees had these stock options been exercised on that date. During the three and nine months ended September 30, 2013, the aggregate intrinsic value of stock options exercised was approximately $515,000 and $552,000, respectively.

Restricted Stock - The following is a summary of the restricted stock activity for the nine months ended September 30, 2013:

	Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2012	191,843	$3.38
Granted	333,403	$4.45
Vested	(180,092)	$3.76
Canceled	-	$-
Unvested, September 30, 2013	345,154	$4.22

As of September 30, 2013, the unrecognized stock-based compensation expense related to unvested restricted stock was approximately $1.23 million, which is expected to be recognized over a weighted average period of approximately 26 months.

Dividends - The Company has not paid any cash dividends in the current year through September 30, 2013.

11.	NET (LOSS) INCOME PER COMMON SHARE

Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the periods. Fully diluted net (loss) income per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. Common equivalent shares consist of stock options that are computed using the treasury stock method. Antidilutive stock awards are comprised of stock options and unvested restricted shares which would have been antidilutive in the application of the treasury stock method in accordance with the “Earnings Per Share” topic of the Financial Accounting Standard Board Accounting Standards Codification.

The following table reconciles the differences between the basic and fully diluted earnings per share presentations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net (loss) income	$(1,210,702)	$123,625	$(1,396,014)	$296,351

Denominator:
Weighted average common shares outstanding:
Basic	20,001,543	19,638,610	19,825,532	19,558,152
Stock options	-	378,537	-	384,739
Fully diluted	20,001,543	20,017,147	19,825,532	19,942,891

Net (loss) income per common share:
Basic	$(0.06)	$0.01	$(0.07)	$0.02
Fully diluted	$(0.06)	$0.01	$(0.07)	$0.01

For the three months ended September 30, 2013 and 2012, stock options to purchase approximately 176,000 and 383,000 shares, respectively, were excluded from the computation of fully diluted net (loss) income per common share because the exercise price of the stock options was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to net (loss) income per common share. For the nine months ended September 30, 2013 and 2012, stock options to purchase approximately 405,000 and 383,000 shares, respectively, were excluded from the computation of fully diluted net (loss) income per common share because the exercise price of the stock options was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to net (loss) income per common share.

12.	MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments, and trade accounts receivable. The Company maintains cash, cash equivalents, and investments with high-quality financial institutions and invests in low-risk securities, primarily money market funds or long-term U.S. government agency obligations. At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurable limits of $250,000 per depositor at each financial institution. Amounts on deposit in excess of FDIC insurable limits at September 30, 2013 approximated $2.28 million.

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

As of September 30, 2013, five customers accounted for 16%, 14%, 13%, 13%, and 12% of trade accounts receivable, respectively. As of December 31, 2012, one customer accounted for 30% of trade accounts receivable.

A significant portion of sales is derived from certain customer relationships. The following is a summary of customers that represent greater than or equal to 10% of total gross sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Customer A	19%	0%	7%	0%
Customer B	17%	16%	16%	25%
Customer C	17%	2%	8%	2%
Customer D	7%	9%	8%	11%

13.	SUBSEQUENT EVENTS

Termination of Lease

On October 31, 2013, the Company exercised its right under the Lease Agreement, dated March 26, 2004, by and between Duke Realty Limited Partnership and the Company, as amended on September 22, 2004, July 30, 2010, and January 1, 2011 (collectively, the “Lease Agreement”), to terminate the Lease Agreement effective July 31, 2013.  As provided by the Lease Agreement, the delivery of the termination notice was accompanied by the Company’s payment of approximately $112,000 to Raleigh Flex Owner I, LLC, the current landlord under the Lease Agreement.  This amount reflects all unamortized lease transaction costs, including, without limitation, all rent abated since January 1, 2011, plus two months’ rent at the current rental rate.

On October 11, 2013 the Company entered into a non-binding letter of intent to lease approximately 36,000 square feet of mixed-use space from an unaffiliated third party, which the Company intends to use for its headquarters upon termination of the Lease Agreement.  The Company expects to execute a definitive lease agreement related to this property during the fourth quarter of 2013.

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

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future. You should be aware that although the forward-looking statements included herein represent management’s current judgment and expectations, our actual results may differ materially from those projected, stated, or implied in these forward-looking statements as a result of many factors including, but not limited to, the following:

•	Our future financial performance depends upon increased consumer acceptance, growth of sales of our products, and operational execution of our strategic initiatives.
•	We are currently substantially dependent on a limited number of distributors, jewelry manufacturers, and retailers for the sale of our products.
•	Our business and our results of operations could be materially adversely affected as a result of our inability to fulfill orders on a timely basis.
•	The financial difficulties or insolvency of one or more of our major customers could adversely affect results.
•	We expect to remain dependent upon Cree, Inc., or Cree, for the sole supply of our silicon carbide, or SiC, crystals for the foreseeable future.
•	Our current wholesale customers may potentially perceive us as a competitor in the finished jewelry business.
•	We face intense competition in the worldwide jewelry industry.
•	Our business and our results of operations could be materially adversely affected as a result of general economic and market conditions, including the current economic environment.
•	We are subject to certain risks due to our international distribution channels and vendors.
•	Sales of moissanite jewelry could be dependent upon the pricing of precious metals, which is beyond our control.
•	Seasonality of our business may adversely affect our net sales and operating income.
•	We may not be able to adequately protect our intellectual property, which could harm the value of our products and brands and adversely affect our business.
•	A failure of our information technology infrastructure or a failure to protect confidential information of our customers and our network against security breaches could adversely impact our business and operations.
•	Governmental regulation and oversight might adversely impact our operations.
•	Some anti-takeover provisions of our charter documents and agreements may delay or prevent a takeover of our company.
•	If we fail to evaluate, implement, and integrate strategic acquisition or disposition opportunities successfully, our business may suffer.
•	Although we have entered into a non-binding letter of intent to lease a new location to house our headquarters, our business may suffer if we fail to execute a definitive lease agreement on favorable terms or at all or if moving our headquarters significantly distracts management from operating our business.

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

Overview

We manufacture, market, and distribute Charles & Colvard Created Moissanite® jewels (which we refer to as moissanite or moissanite jewels), finished jewelry featuring moissanite, and fashion jewelry for sale in the worldwide jewelry market. Moissanite, also known by its chemical name of silicon carbide, or SiC, is a rare mineral first discovered in a meteor crater. Because naturally occurring SiC crystals are too small for commercial use, larger crystals must be grown in a laboratory. Leveraging our advantage of being the sole source worldwide of created moissanite jewels, our strategy is to establish Charles & Colvard, Ltd. with reputable, high-quality, and sophisticated brands and to position moissanite as an affordable, luxurious alternative to other gemstones, such as diamond. We believe this is possible due to moissanite’s exceptional brilliance, fire, luster, durability, and rarity like no other jewel available on the market.

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

We are continuing to focus on our core business of manufacturing and distributing the loose moissanite jewel and finished jewelry featuring moissanite through wholesale sales channels, because this is currently the primary way we reach consumers. We believe there is opportunity to grow our wholesale business and to capture a larger share of the jewelry market as we execute our strategy to increase consumer awareness of moissanite.

The wholesale finished jewelry business that we launched in 2010 is currently expanding through select retailers and television shopping networks. We believe there is significant opportunity to further expand our wholesale finished jewelry business through e-commerce, television shopping, and other retailers. We also believe our finished jewelry business, including finished jewelry sold through our direct-to-consumer e-commerce and home party sales channels, allows us to have more control over the end product and enhance our relationships with consumers, as well as provide incremental sales and gross profit dollars due to the higher price points of finished jewelry containing moissanite relative to loose jewels. To that end, we are focusing on the following critical aspects of our strategic plan during 2013:

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

In June 2012, we launched a moissanite jewel with optical properties that are significantly whiter than our standard VG “classic moissanite” grade jewels. We are marketing these whiter jewels under the Forever Brilliant® trademark as a premier brand to differentiate from other grades of our moissanite as well as moissanite sold by potential competitors in the future.

We expect demand for our Forever Brilliant® loose jewel and finished jewelry featuring the Forever Brilliant® jewel to grow, both in our wholesale channel and on our Moissanite.com e-commerce website, and that Forever Brilliant® will become an increasingly important brand for Charles & Colvard, Ltd. as we execute future branding initiatives. We are also exploring additional product lines and branding strategies involving technologies for treating moissanite to produce such colors as pink, blue, and yellow, among others.

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

In June 2013, we engaged Cindy Riccio Communications, Inc., or CRC, a New York-based public relations, marketing, and events agency, as our agency of record to generate optimal exposure with consumer media for both our Lulu AvenueTM and Forever Brilliant® brands, with the goal to increase consumer awareness of our brands specifically and moissanite generally. Several media events occurred during the third quarter and are planned in the last quarter of 2013 where magazine editors, fashion columnists, and bloggers are invited to experience first-hand our Lulu AvenueTM fashion and moissanite finished jewelry and our Forever Brilliant® loose jewels. We are also exploring through CRC exposure opportunities for our brands in leading fashion periodicals and blogging sites.

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

•	Expanding our direct-to-consumer e-commerce business - Our direct-to-consumer e-commerce website, Moissanite.com, features an intuitive site design with robust functionality to enhance the customer experience and convert more traffic into sales. We continue to expand the website’s jewelry collections and its loose moissanite jewel assortment by featuring a variety of colors and shapes, and we are investing resources in targeted advertising and marketing campaigns. In 2013, we plan to continue fine-tuning such marketing efforts to maximize return on investment, increasing product assortment, and building new site functionality designed to increase sales conversion rates. We believe our direct-to-consumer e-commerce sales channel will not only add to our top-line revenues in a significant manner, but will also play a key role in our campaign to increase overall consumer awareness of moissanite. We also envision e-commerce as a part of a broader effort to establish online connections with consumers that build our brands and our business with retail partners.

•	Developing our direct-to-consumer home party business - In October 2012, our direct-to-consumer home party business, Lulu AvenueTM, began the integration of JudeFrances designs into the current jewelry line. The first phase of the integration was completed in March 2013. In addition, in April 2013, we hired a President of Lulu AvenueTM whose focus is on the scale-up of the sales force, and in March 2013, we hired a Director of Finance and Administration, who leads the back office technology and supply chain efforts of Lulu AvenueTM. With these new key personnel and the marketing personnel added in the fourth quarter of 2012, we completed the final phase of the integration process in the third quarter of 2013. We believe our direct-to-consumer home party sales channel will provide future sales growth and play a role in our campaign to increase overall consumer awareness of moissanite.

As we execute our strategy to build and reinvest in our businesses, significant expenses and investment of cash will be required ahead of the revenue streams we expect in the future, and this may result in some unprofitable quarters as we experienced in the third quarter of 2013. Despite this, we have maintained as one of our primary goals to generate positive cash flow each quarter to protect our cash position. We were not successful in achieving this goal during the nine months ended September 30, 2013 primarily as a result of our significant inventory build of Forever Brilliant® loose jewels to meet demand, establish an in-stock position for future orders and collect on our trade receivables generated from these sales. We will continue to diligently focus on cost containment and monitor our cash burn rate as we grow the business.

Our total consolidated net sales for the nine months ended September 30, 2013 of $19.88 million were 39% greater than total consolidated net sales during the same period of 2012. Wholesale distribution segment net sales for the nine months ended September 30, 2013 of $18.27 million were 36% greater than wholesale distribution segment net sales during the same period of 2012. Direct-to-consumer distribution segment net sales for the nine months ended September 30, 2013 of $1.61 million were 86% greater than direct-to-consumer distribution segment net sales during the same period of 2012.

Loose jewel sales comprised 67% of our total consolidated net sales and increased 28% to $13.25 million, for the nine months ended September 30, 2013 compared with $10.31 million in the same period of 2012. Finished jewelry sales comprised 33% of our total consolidated net sales and increased 66% to $6.63 million, compared with $4.0 million in the same period of 2012. We expect these increases in sales by product mix to continue as we execute our strategy of developing new wholesale and direct-to-consumer sales channels and expanding our finished jewelry business.

Operating expenses increased by $2.65 million, or 31%, to $11.26 million for the nine months ended September 30, 2013, compared with $8.62 million in the same period of 2012. Of this increase, sales and marketing expenses increased $2.46 million, or 52%, to $7.23 million, primarily as a result of personnel additions and advertising and marketing initiatives incurred to position our company for future growth, especially with respect to the two wholly owned operating subsidiaries formed in 2011 for our e-commerce and home party direct-to-consumer sales businesses; and a reallocation beginning in 2013 of certain information technology shared resources based on headcount. As we grow our business, we intend to continue to closely manage our operating expenses by seeking the most cost effective and efficient solutions to our operating requirements. We recorded a net loss of $1.40 million, or $0.07 per share, for the nine months ended September 30, 2013, primarily due to an increase in operating expenses and a lower gross profit margin, offset in part by our higher sales and an income tax net benefit recognized during the period. Our lower overall gross profit margin resulted from a slightly lower product margin on loose jewels due to sales mix and discounts; lower product margins on finished jewelry driven primarily by higher production costs and increased overhead allocations to cover the expansion of operations to support a larger sales volume.

The execution of our strategy to grow our company, with the ultimate goal of increasing consumer awareness and clearly communicating the value proposition of moissanite, is challenging and not without risk. As such, there can be no assurance that future results for each reporting period will exceed past results in sales, operating cash flow, and/or net income due to the challenging business environment in which we operate, our changing business model, and our investment in various initiatives to support our growth strategies. However, as we execute our growth strategy and messaging initiatives, we remain committed to our current priorities of generating positive cash flow and strengthening our financial position through cost-management efforts while both monetizing our existing inventory and manufacturing our new whiter Forever Brilliant® loose jewel and finished jewelry to meet sales demand. We believe the results of these efforts will propel our revenue growth and profitability and further enhance shareholder value in coming years, but we fully recognize the challenging business and economic environment in which we operate.

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

Results of Operations

The following table sets forth certain consolidated statements of operations data for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$6,858,252	$5,076,364	$19,875,826	$14,312,976
Costs and expenses:
Cost of goods sold	3,805,227	2,092,734	10,076,520	5,763,179
Sales and marketing	2,449,679	1,678,779	7,228,883	4,764,595
General and administrative	1,723,676	1,192,278	3,917,461	3,834,744
Research and development	6,755	1,490	21,779	18,279
Loss on abandonment of assets	-	-	95,052	-
Total costs and expenses	7,985,337	4,965,281	21,339,695	14,380,797
(Loss) income from operations	(1,127,085)	111,083	(1,463,869)	(67,821)
Other income (expense):
Interest income	5,135	16,002	19,609	57,690
Interest expense	(202)	(335)	(1,176)	(939)
Total other income, net	4,933	15,667	18,433	56,751
(Loss) income before income taxes	(1,122,152)	126,750	(1,445,436)	(11,070)
Income tax net (expense) benefit	(88,550)	(3,125)	49,422	307,421
Net (loss) income	$(1,210,702)	$123,625	$(1,396,014)	$296,351

Consolidated Net Sales

Consolidated net sales for the three and nine months ended September 30, 2013 and 2012 comprise the following:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	Dollars	Percent	2013	2012	Dollars	Percent
Loose jewels	$4,821,319	$3,773,741	$1,047,578	28%	$13,244,642	$10,312,979	$2,931,663	28%
Finished jewelry	2,036,933	1,302,623	734,310	56%	6,631,184	3,999,997	2,631,187	66%
Total consolidated net sales	$6,858,252	$5,076,364	$1,781,888	35%	$19,875,826	$14,312,976	$5,562,850	39%

Consolidated net sales were $6.86 million for the three months ended September 30, 2013 compared to $5.08 million for the three months ended September 30, 2012, an increase of $1.78 million, or 35%. Consolidated net sales were $19.88 million for the nine months ended September 30, 2013 compared to $14.31 million for the nine months ended September 30, 2012, an increase of $5.56 million, or 39%.The improvement in consolidated net sales for the three and nine months ended September 30, 2013 was due primarily to an increase in loose jewel sales to our existing wholesale customer base resulting from our new whiter Forever Brilliant® moissanite jewel and the growth of our wholesale customers’ moissanite finished jewelry lines with styles that include both Forever Brilliant® and our loose jewel standard grades. The improvement in consolidated net sales was also attributable to the growth of our direct-to-consumer businesses, Moissanite.com and Lulu AvenueTM, which collectively increased 33% to $504,000 and 86% to $1.61 million during the three and nine months ended September 30, 2013, respectively. We anticipate orders and related sales of loose moissanite jewels and finished jewelry featuring moissanite in both our wholesale distribution segment and direct-to-consumer distribution segment will continue to improve as we execute our growth strategies.

Sales of loose jewels represented 70% and 67% of total consolidated net sales for the three and nine months ended September 30, 2013, respectively, compared to 74% and 72% of total consolidated net sales for the corresponding periods of the prior year. For the three months ended September 30, 2013, loose jewel sales were $4.82 million compared to $3.77 million for the corresponding period of the prior year, an increase of $1.05 million, or 28%. For the nine months ended September 30, 2013, loose jewel sales were $13.25 million compared to $10.31 million for the corresponding period of the prior year, an increase of $2.93 million, or 28%. The increase for the three and nine months ended September 30, 2013 was primarily due to robust sales we are experiencing from our existing wholesale customer base, particularly through continued expansion in the China market, and of our new whiter Forever Brilliant® moissanite jewel.

Sales of finished jewelry represented 30% and 33% of total consolidated net sales for the three and nine months ended September 30, 2013, respectively, compared to 26% and 28% of total consolidated net sales for the corresponding periods of the prior year. For the three months ended September 30, 2013, finished jewelry sales were $2.04 million compared to $1.30 million for the corresponding period of the prior year, an increase of $734,000, or 56%. For the nine months ended September 30, 2013, finished jewelry sales were $6.63 million compared to $4.0 million for the corresponding period of the prior year, an increase of $2.63 million, or 66%. These increases were primarily attributable in our wholesale distribution segment to our ongoing expansion into the finished jewelry business and the growth of our wholesale customers’ moissanite finished jewelry businesses, and in our direct-to-consumer distribution segment to the growth of our e-commerce and home party businesses.

United States, or U.S., net sales accounted for approximately 56% and 72% of total consolidated net sales for the three and nine months ended September 30, 2013, respectively, compared to 80% and 80% of total consolidated net sales for the corresponding periods of the prior year. U.S. net sales decreased 5% and increased 25% during the three and nine months ended September 30, 2013, respectively, from the corresponding periods of the prior year.  The decrease in U.S. net sales during the three months ended September 30, 2013 was primarily as a result of timing differences in restocking orders with our existing wholesale distributors.  The increase in U.S. net sales for the nine months ended September 30, 2013 is primarily due to increased sales to our wholesale customer base resulting from the launch of our new whiter Forever Brilliant® moissanite jewel and the growth of our wholesale customers’ moissanite finished jewelry lines. The increase in U.S. net sales was also attributable to the growth of our direct-to-consumer businesses, Moissanite.com and Lulu AvenueTM.

Our largest U.S. customer during the three months ended September 30, 2013 accounted for 17% of total consolidated sales compared to 16% during the same period of 2012.  Our largest U.S. customer during the nine months ended September 30, 2013 accounted for 16% of total consolidated sales compared to 25% during the same period of 2012. One U.S. customer accounted for 11% of total consolidated sales during the nine months ended September 30, 2012 but did not account for a significant percentage of total consolidated sales during the same period of 2013. We expect that we will remain dependent on our ability, and that of our largest customers, to maintain and enhance retail programs. A change in or loss of any of these customer or retailer relationships could have a material adverse effect on our results of operations.

International net sales accounted for approximately 44% and 28% of total consolidated net sales for the three and nine months ended September 30, 2013, respectively, compared to 20% and 20% of total consolidated net sales for the corresponding periods of the prior year. International sales increased 195% and 95% during the three and nine months ended September 30, 2013, respectively, from the corresponding periods of the prior year primarily as a result of an increase in loose jewel sales to our wholesale customer base, particularly in the China market, resulting from the growth of our wholesale customers’ moissanite businesses.  Our two largest international customers accounted for 19% and 17%, respectively, of total consolidated sales during the three months ended September 30, 2013 but did not account for a significant percentage of total consolidated sales during the same period of 2012.  No international customer accounted for a significant percentage of total consolidated sales for the nine months ended September 30, 2013 or in the corresponding period of the prior year.  A portion of our international consolidated sales represents jewels sold internationally that may be re-imported to U.S. retailers. Our top three international distributors by sales volume during the three months ended September 30, 2013 were located in Hong Kong, China, and the United Kingdom. Our top three international distributors by sales volume during the nine months ended September 30, 2013 were located in Hong Kong, China, and India.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	Dollars	Percent	2013	2012	Dollars	Percent
Product line cost of goods sold
Loose jewels	$2,231,030	$1,337,451	$893,579	67%	$5,299,983	$3,265,738	$2,034,245	62%
Finished jewelry	1,009,277	548,290	460,987	84%	3,413,823	1,422,392	1,991,431	140%
Total product line cost of goods sold	3,240,307	1,885,741	1,354,566	72%	8,713,806	4,688,130	4,025,676	86%
Non-product line cost of goods sold	564,920	206,993	357,927	173%	1,362,714	1,075,049	287,665	27%
Total cost of goods sold	$3,805,227	$2,092,734	$1,712,493	82%	$10,076,520	$5,763,179	$4,313,341	75%

Total cost of goods sold was $3.81 million for the three months ended September 30, 2013 compared to $2.09 million for the three months ended September 30, 2012, an increase of $1.71 million, or 82%. Total cost of goods sold was $10.08 million for the nine months ended September 30, 2013 compared to $5.76 million for the nine months ended September 30, 2012, an increase of $4.31 million, or 75%. Product line cost of goods sold is defined as product cost of goods sold in each of our wholesale distribution and direct-to-consumer distribution operating segments excluding non-capitalized expenses from our manufacturing and production control departments, comprising personnel costs, depreciation, rent, utilities, and corporate overhead allocations; freight out; inventory valuation allowance adjustments; and other inventory adjustments, comprising costs of quality issues, damaged goods, and inventory write-offs.

The increase in cost of goods sold for the three months ended September 30, 2013 compared to the same period in 2012 was primarily due to a $894,000 increase in loose jewel product line cost of goods sold resulting from the 28% increase in loose jewel sales, and a greater percentage of higher-cost Forever Brilliant® loose jewel sales during the quarter; a $461,000 increase in finished jewelry product line cost of goods sold resulting from the 56% increase in finished jewelry sales, lower product margins driven primarily by higher production costs and increased overhead allocations to cover the expansion of operations to support a larger sales volume, and a net increase in non-product line cost of goods sold of $358,000. The net increase in non-product line cost of goods sold comprises a $143,000 increase in inventory valuation allowances, including inventory shrinkage, recuts, repairs, and scrap reserves; a $120,000 increase in other inventory adjustments; an $80,000 increase in non-capitalized manufacturing and production control expenses; and a $15,000 increase in freight out.  See Note 3, “Segment Information and Geographic Data,” in the Notes to Condensed Consolidated Financial Statements for further discussion of non-product line cost of goods sold.

The increase in cost of goods sold for the nine months ended September 30, 2013 compared to the same period in 2012 was primarily due to a $2.03 million increase in loose jewel product line cost of goods sold resulting from the 28% increase in loose jewel sales and a greater percentage of higher-cost Forever Brilliant® loose jewel sales during the current year; and a $1.99 million increase in finished jewelry product line cost of goods sold resulting from the 66% increase in finished jewelry sales, lower product margins driven primarily by higher production costs and increased overhead allocations to cover the expansion of operations to support a larger sales volume, and a net increase in non-product line cost of goods sold of $288,000.  The net increase in non-product line cost of goods sold comprises a $192,000 increase in inventory valuation allowances, including inventory shrinkage, recuts, repairs, and scrap reserves; $84,000 in other inventory adjustments; a $61,000 increase in freight out; offset by a $49,000 decrease in non-capitalized manufacturing and production control expenses

Information technology-related costs were historically included in general and administrative expenses. Beginning in 2013, our management determined that certain information technology shared resources should be allocated based on headcount to more accurately assign operating costs between our wholesale and direct-to-consumer operating segments. The net result of this allocation for the three and nine months ended September 30, 2013 compared to the same periods in the prior year were a $339,000 and a $855,000 aggregate decrease, respectively, in general administrative expenses; a $198,000 and a $513,000 aggregate increase, respectively, in sales and marketing expenses; and a $141,000 and a $342,000 aggregate increase, respectively, in cost of goods sold. For the three and nine months ended September 30, 2013, the allocation to cost of goods sold, which is included as non-product line cost of goods sold, comprised $79,000 and $193,000, respectively, of compensation costs; $26,000 and $71,000, respectively, of depreciation and amortization expense; $26,000 and $50,000, respectively, of professional services; $9,000 and $25,000, respectively, of office-related expenses; and $1,000 and $3,000, respectively, of travel-related expenses.

Sales and Marketing

Sales and marketing expenses for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	Dollars	Percent	2013	2012	Dollars	Percent
Sales and marketing	$2,449,679	$1,678,779	$770,900	46%	$7,228,883	$4,764,595	$2,464,288	52%

Sales and marketing expenses were $2.45 million for the three months ended September 30, 2013 compared to $1.68 million for the three months ended September 30, 2012, an increase of $771,000, or 46%. Sales and marketing expenses were $7.23 million for the nine months ended September 30, 2013 compared to $4.77 million for the nine months ended September 30, 2012, an increase of $2.46 million, or 52%.

The increase in sales and marketing expenses for the three months ended September 30, 2013 compared to the same period in 2012 was primarily due to a $245,000 net increase in compensation costs; a $201,000 net increase in advertising expenses; a $138,000 net increase in professional services related to the addition of temporary personnel, consulting services, public relations services, and the maintenance of software platforms for our direct-to-consumer e-commerce and home party lines of business; an $80,000 increase in office-related expenses to support a larger sales and marketing organization; a $57,000 increase in travel-related expenses resulting from new sales and marketing personnel and expanding business opportunities; and a $50,000 increase in depreciation expense related to the Moissanite.com and Lulu AvenueTM e-commerce websites. Compensation costs increased primarily as a result of an increase in salaries and related employee benefits in the aggregate of $208,000, an increase in stock-based compensation expense of $69,000, and an increase in employee relocation costs of $1,000. These increases in compensation costs were offset in part by a decrease in commissions of $33,000 due to the timing of orders by specific customers under which commission plans of sales representatives are based. The increase in advertising expenses comprises a net increase in cooperative advertising expenses of $151,000; an increase in agency expenses of $86,000 primarily in support of our Moissanite.com and Lulu AvenueTM direct-to-consumer businesses; an increase in print advertising of $5,000; and an increase in production advertising of $4,000.  The increase in cooperative advertising expenses resulted primarily from the increase in sales of loose jewels compared to the same period in the prior year and management’s estimate of future utilization based on our historical experience with each customer and the related contractual arrangements to provide certain levels of cooperative advertising for our customers. These increases in advertising expenses were offset in part by a reduction of targeted marketing and trade shows of $45,000 and a decrease in Internet marketing of $29,000 due primarily to greater efficiencies gained in paid search advertising in support of our Moissanite.com and Lulu AvenueTM e-commerce websites.

The increase in sales and marketing expenses for the nine months ended September 30, 2013 compared to the same period in 2012 was primarily due to a $775,000 net increase in compensation costs; a $557,000 net increase in professional services related to the addition of temporary personnel, consulting services, public relations services, and the maintenance of software platforms for our direct-to-consumer e-commerce and home party lines of business; a $464,000 net increase in advertising expenses; a $373,000 increase in office-related expenses to support a larger sales and marketing organization; a $179,000 increase in depreciation expense related to the Moissanite.com and Lulu AvenueTM e-commerce websites; and a $116,000 increase in travel-related expenses resulting from new sales and marketing personnel and expanding business opportunities. Compensation costs increased primarily as a result of an increase in salaries and related employee benefits in the aggregate of $505,000, an increase in stock-based compensation expense of $189,000, and an increase in bonus expense of $157,000. These increases in compensation costs were offset in part by a decrease in commissions of $38,000 due to the timing of orders by specific customers under which commission plans of sales representatives are based; a decrease in severance pay of $21,000; and a decrease in employee relocation costs of $17,000. The increase in advertising expenses comprises a net increase in cooperative advertising expenses of $212,000; an increase in agency expenses of $126,000 primarily in support of our Moissanite.com and Lulu AvenueTM direct-to-consumer businesses; an increase in Internet marketing of $121,000 due primarily to greater paid search advertising during the first quarter of 2013 in support of our Moissanite.com and Lulu AvenueTM e-commerce websites; and an increase in production advertising of $14,000.  The increase in cooperative advertising expenses resulted primarily from the increase in sales of loose jewels compared to the same period in the prior year and management’s estimate of future utilization based on our historical experience with each customer and the related contractual arrangements to provide certain levels of cooperative advertising for our customers. These increases in advertising expenses were offset in part by a decrease in targeted marketing and trade shows of $9,000.

As previously discussed, beginning in 2013, certain information technology-related costs historically included in general and administrative expenses are now allocated to sales and marketing expenses and cost of goods sold. For the three and nine months ended September 30, 2013 compared to the same period in the prior year, $198,000 and $513,000 in aggregate, respectively, of information technology-related costs were allocated to sales and marketing expenses, comprising $110,000 and $288,000, respectively, of compensation costs; $36,000 and $107,000, respectively, of depreciation and amortization expense; $38,000 and $76,000, respectively, of professional services; $13,000 and $37,000, respectively, of office-related expenses; and $1,000 and $5,000, respectively, of travel-related expenses.

We expect our total sales and marketing expenses will continue to increase as sales increase, but the rate of growth should slow and become a lower percentage of sales as expenses more variable in nature, such as advertising and commissions, increase as part of our strategy to build sales; but fixed expenses, such as compensation costs, grow at a slower rate.

General and Administrative

General and administrative expenses for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	Dollars	Percent	2013	2012	Dollars	Percent
General and administrative	$1,723,676	$1,192,278	$531,398	45%	$3,917,461	$3,834,744	$82,717	2%

General and administrative expenses were $1.72 million for the three months ended September 30, 2013 compared to $1.19 million for the three months ended September 30, 2012, an increase of $531,000, or 45%. General and administrative expenses were $3.92 million for the nine months ended September 30, 2013 compared to $3.84 million for the nine months ended September 30, 2012, an increase of $83,000, or 2%.

The increase in general and administrative expenses for the three months ended September 30, 2013 compared to the same period in 2012 was primarily due to a $436,000 net increase in compensation costs; a $101,000 increase in consulting and professional services primarily relating to investor and public relations; a $100,000 increase in legal professional services; and a $21,000 increase in travel-related expenses associated with investor, customer, and supplier meetings.  These increases were offset in part by a $50,000 decrease in bad debt expense associated with our allowance for doubtful accounts reserve policy; a $35,000 decrease in depreciation and amortization expense; a $20,000 decrease in office-related expenses; a $10,000 decrease in Board-related expenses as a result of fewer meetings than in the previous year; a $10,000 decrease in tax professional services due to the timing of work performed; and a $2,000 decrease in personal property and franchise taxes. Compensation costs increased primarily as a result of a $230,000 increase for severance associated with the departure of an executive officer; an increase in stock-based compensation expense of $149,000 primarily associated with the addition of a new executive officer; and an increase in salaries and related employee benefits in the aggregate of $64,000, offset in part by a decrease in employee relocation costs of $7,000.

The increase in general and administrative expenses for the nine months ended September 30, 2013 compared to the same period in 2012 was primarily due to a $551,000 net increase in compensation costs; a $125,000 increase in consulting and professional services primarily relating to investor and public relations; a $70,000 increase in legal professional services; an $18,000 increase in travel-related expenses associated with investor, customer, and supplier meetings; and a $5,000 increase in commercial insurance expenses.  These increases were offset in part by a $356,000 decrease in bad debt expense associated with our allowance for doubtful accounts reserve policy; a $99,000 decrease in consulting and other professional services primarily relating to the support of our enterprise resource planning system that was placed in service during the first quarter of 2012; a $96,000 decrease in depreciation and amortization expense; a $66,000 decrease in office-related expenses; a $26,000 decrease in software maintenance agreements; a $21,000 decrease in audit and tax professional services due to the timing of work performed; a $9,000 decrease in Board-related expenses as a result of fewer meetings than in the previous year; and a $13,000 decrease in personal property and franchise taxes.  Compensation costs increased primarily as a result of an increase in severance expense of $230,000 associated with the departure of an executive officer; an increase in stock-based compensation expense of $215,000 primarily due to the addition of two new executive officers; an increase in bonus expense of $81,000; and an increase in salaries and related employee benefits in the aggregate of $41,000, offset in part by a decrease in employee relocation costs of $16,000.

As previously discussed, beginning in 2013, certain information technology-related costs historically included in general and administrative expenses are now allocated to sales and marketing expenses and cost of goods sold. For the three and nine months ended September 30, 2013 compared to the same period in the prior year, $338,000 and $855,000 in aggregate, respectively, of information technology-related costs were allocated from general and administrative expenses, comprising $189,000 and $481,000, respectively, of compensation costs; $62,000 and $177,000, respectively, of depreciation and amortization expense; $64,000 and $126,000, respectively, of professional services; $22,000 and $66,000, respectively, of office-related expenses; and $2,000 and $8,000, respectively, of travel-related expenses.

Research and Development

Research and development expenses for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	Dollars	Percent	2013	2012	Dollars	Percent
Research and development	$6,755	$1,490	$5,265	353%	$21,779	$18,279	$3,500	19%

Research and development expenses were $7,000 for the three months ended September 30, 2013 compared to $2,000 for the three months ended September 30, 2012, an increase of $5,000, or 353%. Research and development expenses were $22,000 for the nine months ended September 30, 2013 compared to $18,000 for the nine months ended September 30, 2012, an increase of $4,000, or 19%.

The increase in research and development expenses for the three months ended September 30, 2013 compared to the same period in 2012 was primarily due to a $4,000 increase in compensation costs for time allocated by operations personnel to research and development activities and a $2,000 increase in consulting professional services, offset in part by a $1,000 decrease in office-related expenses.

The increase in research and development expenses for the nine months ended September 30, 2013 compared to the same period in 2012 was primarily due to a $10,000 increase in compensation costs for time allocated by operations personnel to research and development activities, offset in part by a $4,000 decrease in consulting professional services and a $2,000 decrease in office-related expenses.

Loss on Abandonment of Assets

Loss on abandonment of assets for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	Dollars	Percent	2013	2012	Dollars	Percent
Loss on abandonment of assets	$-	$-	$-	-	$95,052	$-	$95,052	100%

During the second quarter of 2013, we transitioned our Lulu AvenueTM direct sales front-end and back-office system to a new platform and abandoned the prior capitalized software modifications of approximately $95,000 associated with the previous platform, resulting in a loss on abandonment of assets for the nine months ended September 30, 2013.

Interest Income

Interest income for the three and nine months ended September 30, 2013 and 2012 is as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	Dollars	Percent	2013	2012	Dollars	Percent
Interest income	$5,135	$16,002	$(10,867)	-68%	$19,609	$57,690	$(38,081)	-66%

Interest income was $5,000 for the three months ended September 30, 2013 compared to $16,000 for the three months ended September 30, 2012, a decrease of $11,000, or 68%. Interest income was $20,000 for the nine months ended September 30, 2013 compared to $58,000 for the nine months ended September 30, 2012, a decrease of $38,000, or 66%.

The decrease in interest income for the three and nine months ended September 30, 2013 compared to the same periods in 2012 resulted primarily from lower cash and investment balances of $6.7 million held at September 30, 2013 as compared to the balances of $11.94 million held at September 30, 2012. Additionally, this cash was invested in lower yielding money market accounts during the three and nine months ended September 30, 2013 due to the $3.25 million in U.S. government agency securities called during the year ended December 31, 2012.

Provision for Income Taxes

We recognized an income tax expense of approximately $89,000 and an income tax net benefit of approximately $49,000 for the three and nine months ended September 30, 2013, respectively, compared to an income tax expense of approximately $3,000 and an income tax net benefit of approximately $307,000 for the three and nine months ended September 30, 2012, respectively.

During 2008, we recorded a full valuation allowance against certain deferred tax assets consisting primarily of net operating loss carryforwards. Due to continued uncertainty over sufficient future taxable income to fully utilize these deferred tax assets, we did not record an income tax expense for the pretax income earned during the three months ended September 30, 2012 or an income tax benefit for the pretax loss incurred during the nine months ended September 30, 2012.

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

For the three months ended September 30, 2013, we recognized $89,000 of current period income tax expense, offsetting an income tax benefit recorded in the first half of 2013 of approximately $138,000. The resulting income tax net benefit of $49,000 for the nine months ended September 30, 2013 represents an effective tax rate of 1.6% on the year-to-date pre-tax book loss. The effective tax rate for the nine months ended September 30, 2013 differs from the federal statutory rate of 34.0% primarily due to the impact of state income taxes, stock-based compensation expense that is not deductible for tax purposes, and other book-to-tax reconciling items. This effective tax rate has decreased from December 31, 2012 due to anticipation of lower taxable income in the current fiscal year, despite an additional $7,000 of income tax expense that was accrued and paid in the first quarter of 2013 related to the prior tax year, primarily for adjustment of the federal alternative minimum tax. Additionally, during the three months ended September 30, 2013 we paid $1,000 with a state tax filing for 2012 that was in excess of estimated payments.  We recorded approximately $129,000 of income tax expense during the three months ended September 30, 2013 to reflect lower anticipated taxable income for the full year than had been previously estimated, to reduce the tax benefit for the nine months ended September 30, 2013 to $18,000.  In addition, we recorded $44,000 and $48,000 of income tax benefit for discrete permanent tax deduction differences during the three and nine months ended September 30, 2013 and approximately $3,000 and $9,000 of income tax expense for estimated tax, penalties, and interest associated with uncertain tax positions during the three and nine months ended September 30, 2013, respectively.

During the three months ended September 30, 2012, we recognized approximately $4,000 of income tax expense for estimated tax, penalties, and interest associated with uncertain tax positions. During the nine months ended September 30, 2012, we entered into a voluntary disclosure agreement with a taxing authority for which we had previously recorded a liability for an uncertain tax position. As a result of the agreement, we reduced our total recorded liabilities relating to uncertain tax positions by approximately $320,000 and recognized a corresponding income tax benefit. This benefit was offset by approximately $9,000 of income tax expense for estimated tax, penalties, and interest for other uncertain tax positions.

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of September 30, 2013, our principal sources of liquidity were cash and cash equivalents totaling $6.2 million, trade accounts receivable of $9.04 million, and short-term inventory of $11.5 million, as compared to cash and cash equivalents totaling $11.86 million, trade accounts receivable of $8.14 million, and short-term inventory of $8.44 million as of December 31, 2012. We had $501,000 of highly liquid U.S. government agency securities at September 30, 2013 that we classified as held-to-maturity current assets on our consolidated balance sheets due to our positive intention and ability to hold these securities until their maturity dates in 2013.  As described more fully below, we also have access to a $10 million revolving line of credit.

During the nine months ended September 30, 2013, our working capital decreased by approximately $4.72 million to $23.29 million from $28.01 million at December 31, 2012. As described more fully below, the decrease in working capital at September 30, 2013 is primarily attributable to a decrease in cash and cash equivalents, a decrease in held-to-maturity investments, an increase in trade accounts payable, a net increase in accrued expenses and other liabilities, and a decrease in interest receivable, offset in part by an increase in trade accounts receivable, a greater allocation of inventory to short-term, and an increase in prepaid expenses and other assets.

During the nine months ended September 30, 2013, $5.12 million of cash was used in operations. The primary drivers of negative cash flow were a net increase in inventory of $7.82 million, an increase in accounts receivable of $816,000, and an increase in prepaid expenses and other assets of $283,000. These factors more than offset our net loss of $1.4 million that included $1.92 million of net non-cash expenses, an increase in trade accounts payable of $2.97 million, and a net increase in accrued liabilities of $307,000. Inventories increased primarily as a result of new raw material SiC crystals purchased during the nine months ended September 30, 2013 pursuant to our Amended and Restated Exclusive Supply Agreement with Cree, or the Cree Exclusive Supply Agreement; purchases of jewelry castings, findings, and other jewelry components; and production of moissanite gemstones, offset in part by sales during the quarter. Prepaid expenses and other assets increased primarily as a result of deposits made during the quarter in advance of goods or services received. Accounts payable increased primarily as a result of the timing of costs incurred but not yet paid as of September 30, 2013 associated with inventory-related purchases and professional services incurred but not yet due under our vendors’ payment terms. Accounts receivable increased primarily as a result of extended wholesale customer payment terms that we offer from time to time that may not immediately increase liquidity as a result of current-period sales, offset in part from collection efforts during the nine months ended September 30, 2013.  We believe our competitors and other vendors in the wholesale jewelry industry have also expanded their use of extended payment terms and, in aggregate, we believe that by expanding our use of extended payment terms, we have provided a competitive response in our market and that our net sales have been favorably impacted. We are unable to estimate the impact of this program on our net sales, but if we ceased providing extended payment terms in select instances, we believe we would not be competitive for some wholesale customers in the marketplace and that our net sales and profits would likely decrease. We have not experienced any significant accounts receivable write-offs related to revenue arrangements with extended payment terms.

We manufactured approximately $8.81 million in loose jewels and $5.6 million in finished jewelry, which includes the cost of the loose jewels and the purchase of precious metals and labor in connection with jewelry production, during the nine months ended September 30, 2013. We expect our purchases of precious metals and labor to increase as we increase our finished jewelry business. In addition, from the beginning of 2006 through the third quarter of 2013, the price of gold has increased significantly (approximately 150%), resulting in higher retail price points for gold jewelry. Because the market price of gold and other precious metals is beyond our control, the recent upward price trends could continue and have a negative impact on our operating cash flow and margins as we manufacture finished jewelry.

Historically, our raw material inventories of SiC crystals had been purchased under exclusive supply agreements with a limited number of suppliers. Because the supply agreements restricted the sale of these crystals exclusively to us, the suppliers negotiated minimum purchase commitments with us that, when combined with our reduced sales during the periods when the purchase commitments were in effect, have resulted in levels of inventories that are higher than we might otherwise maintain. As of September 30, 2013, $28.95 million of our inventories were classified as long-term assets. Loose jewel sales and finished jewelry that we manufacture will utilize both the finished good loose jewels currently on hand and, as we deplete certain shapes and sizes, our on-hand raw material SiC crystals of $4.01 million and new raw material that we are purchasing from Cree.

In connection with the Cree Exclusive Supply Agreement, which expires in July 2015, we have committed to purchase from Cree a minimum of 50%, by dollar volume, of our raw material SiC crystal requirements. If our orders require Cree to expand beyond specified production levels, we must commit to purchase certain minimum quantities.

In February 2013, we entered into an amendment to a prior letter agreement with Cree, which provides a framework for our purchases of SiC crystals under the Cree Exclusive Supply Agreement. Pursuant to this amendment, we agreed to purchase at least $4.00 million of SiC crystals in an initial new order. After the initial new order, we have agreed to issue non-cancellable, quarterly orders that must equal or exceed a set minimum order quantity. Our total purchase commitment under the amendment (as subsequently  amended) until July 2015, including the initial new order, is dependent upon the grade of the material and ranges between approximately $7.64 million and approximately $18.56 million. During the nine months ended September 30, 2013, we purchased $9.54 million of raw material SiC crystals from Cree. We expect to use existing cash and cash equivalents and other working capital, together with future cash expected to be provided by operating activities and, if necessary, the revolving line of credit,to finance this purchase commitment.

We made approximately $8,000 of income tax payments during the nine months ended September 30, 2013, consisting of an approximate $6,000 federal alternative minimum tax payment; and approximately $2,000 of tax payments to various state taxing authorities, the majority of which was to settle prior year tax liabilities. As of September 30, 2013, we had approximately $881,000 of remaining federal income tax credits, $533,000 of which expire between 2018 and 2021 and the balance without an expiration, which can be carried forward to offset future income taxes. As of September 30, 2013, we also had a federal tax net operating loss carryforward of approximately $5.73 million expiring between 2020 and 2030, which can be used to offset against future federal taxable income, a North Carolina tax net operating loss carryforward of approximately $8.40 million expiring between 2015 and 2025, and various other state tax net operating loss carryforwards expiring between 2016 and 2030, which can be used to offset against future state taxable income.

On August 6, 2013, the Board authorized the extension of the Company’s share repurchase program for an additional 12 months. The program, which was originally authorized on November 13, 2009, authorizes the Company to repurchase up to 1,000,000 shares of the Company’s common stock until August 12, 2014 in open market or in privately negotiated transactions. The Company expects to use available cash to finance these purchases and will determine the timing and amount of stock repurchases based on the Company’s evaluation of market conditions, the market price of the Company’s common stock, and management’s assessment of the Company’s liquidity and cash flow needs. The Company has no obligations to repurchase shares under the program and the program may be suspended or terminated at any time. As of  October 28, 2013, 809,213 shares of the Company’s common stock remain available for repurchase under the program.  We have not repurchased any shares under this program during the three and nine months ended September 30, 2013.

On September 20, 2013, we obtained a $10,000,000 revolving line of credit, or the Line of Credit from PNC Bank, National Association, or PNC Bank, for general corporate and working capital purposes. The Line of Credit is evidenced by a Committed Line of Credit Note, dated September 20, 2013, or the Note, which matures on June 15, 2015. Amounts outstanding under the Note accrue interest at the 1-month LIBOR rate (adjusted daily) plus 1.50%, calculated on an actual / 360 basis and payable monthly in arrears. Amounts outstanding during an event of default accrue interest at a rate 3.00% in excess of the standard rate, and late payments are subject to a 5.00% late charge. The Note may be repaid in whole or in part at any time, without penalty or premium.

The Line of Credit is also governed by a loan agreement, dated September 20, 2013, or the Loan Agreement, and is guaranteed by Charles & Colvard Direct, LLC, and Moissanite.com, LLC, as our wholly-owned subsidiaries. The Line of Credit is secured by a lien on substantially all of our assets, including those of our subsidiaries.  Under the Loan Agreement, we are required to comply with the following financial covenants, each tested on a quarterly basis: (1) interest coverage ratio, (2) funded debt to EBITDA ratio, and (3) ratio of current assets to funded debt. The Loan Agreement contains other customary covenants and representations, including a financial reporting covenant and limitations on dividends, debt, contingent obligations, liens, loans, investments, mergers, acquisitions, divestitures, subsidiaries, and change in control.

The events of default under the Line of Credit include, without limitation, (1) a material casualty or material adverse change in the collateral value or business and (2) an event of default under any other indebtedness. If an event of default occurs, PNC Bank is entitled to take various enforcement actions, including acceleration of amounts due under the Note.  The Loan Agreement also contains other customary provisions, such as yield protection, expense reimbursement, and confidentiality. PNC Bank has indemnification rights and the right to assign the Line of Credit.

As of October 28, 2013, we have not taken any advances against the Line of Credit.

We believe that our existing cash and cash equivalents and other working capital, together with future cash expected to be provided by operating activities, will be sufficient to meet our working capital and capital expenditure needs over the next 12 months. Our future capital requirements and the adequacy of available funds will depend on many factors, including our rate of sales growth; the expansion of our sales and marketing activities, including the operating capital needs of our wholly owned subsidiaries; the timing and extent of raw materials and labor purchases in connection with loose jewel production to support our moissanite jewel business and precious metals and labor purchases in connection with jewelry production to support our finished jewelry business; the timing of capital expenditures; and risk factors described in more detail in “Risk Factors” in this report and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012. We obtained the Line of Credit to mitigate these risks to our cash and liquidity position.  Also, we may make investments in, or acquisitions of, complementary businesses, which could also require us to seek additional equity or debt financing.

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

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. During the three months ended September 30, 2013, we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our future financial performance depends upon increased consumer acceptance, growth of sales of our products, and operational execution of our strategic initiatives. We believe that most consumers are not generally aware of the existence and attributes of moissanite jewels and that the consumer market for moissanite jewels and finished jewelry featuring moissanite remains in the early stages of development. Total moissanite jewelry retail sales have historically been less than 1% of the total jewelry market. The degree of future market acceptance and demand is subject to a significant amount of uncertainty. Our future financial performance will depend, in part, upon greater consumer acceptance of moissanite jewels, including both our classic moissanite jewels and our whiter Forever Brilliant® jewels, as an affordable, luxurious alternative to other gemstones, such as diamond; and our ability to develop brands and execute strategic initiatives, in particular, our direct-to-consumer e-commerce and home party businesses, to grow our sales and operating income. As we execute our strategy to build and reinvest in our businesses, significant expenses and investment of cash will be required ahead of the revenue streams we expect in the future, and this may adversely affect our operating income. If we are unable to execute and achieve desired revenue levels, we may adjust our strategic initiatives in response to the results of our investments.

In addition, consumer acceptance may be affected by retail jewelers’ and jewelry manufacturers’ acceptance of moissanite jewels and finished jewelry featuring moissanite. The quality, design, and workmanship of the jewelry settings, whether manufactured by us or other manufacturers, could affect both consumers’ perception and acceptance of our jewels and costs incurred by returns and markdowns.

Thus, our future financial performance may be affected by:

•	our continued success in developing and promoting brands for our moissanite jewel and finished jewelry featuring moissanite, resulting in increased interest and demand for moissanite jewelry at the consumer level;
•	the continued willingness and ability of our jewelry distributors and other jewelry suppliers, manufacturers, and designers to market and promote Charles & Colvard Created Moissanite®, including both our classic moissanite jewels and Forever Brilliant® jewels, to the retail jewelry trade;
•	the continued willingness of distributors, retailers, and others in the channel of distribution to purchase loose Charles & Colvard Created Moissanite®, including both our classic moissanite jewels and Forever Brilliant® jewels, and the continued willingness of manufacturers, designers, and retail jewelers to undertake setting of the loose jewels;
•	our continued ability and the ability of manufacturers, designers, and retail jewelers to select jewelry settings that encourage consumer acceptance of and demand for our moissanite jewels and finished jewelry;
•	our continued ability and the ability of jewelry manufacturers and retail jewelers to set loose moissanite jewels in finished jewelry with high-quality workmanship;

•	our continued ability and the ability of retail jewelers to effectively market and sell finished jewelry featuring moissanite, including finished jewelry featuring both our classic moissanite jewels and Forever Brilliant® jewels, to consumers; and
•	our ability to operationally execute our direct-to-consumer e-commerce and home party businesses.

Although we have entered into a non-binding letter of intent to lease a new location to house our headquarters, our business may suffer if we fail to execute a definitive lease agreement on favorable terms or at all or if moving our headquarters significantly distracts management from operating our business. The impact of the termination of the Lease Agreement will depend, in part, on our ability to execute a new lease agreement and move our executive offices, sales offices, administrative personnel, and production facilities to a new location.  Although we have entered into a non-binding letter of intent to lease approximately 36,000 square feet of mixed-use space from an unaffiliated third party, there can be no assurance that we will execute a definitive lease agreement with this party on favorable terms or at all. If we are unable to negotiate a definitive lease agreement with this party, we may be forced to negotiate a lease for a different location on less favorable terms and/or incur significant additional expenses that may result from any delay in such negotiations.  In addition, moving our headquarters is a complex, time-consuming, and expensive process that, without proper planning and effective and timely implementation, could significantly distract management from operating our business. Our inability to adequately address challenges that may arise during this transition could have an adverse effect on our business and results of operations.

Item 5.	Other Information

On October 31, 2013, we exercised our right under the Lease Agreement, dated March 26, 2004, by and between Duke Realty Limited Partnership and us, as amended on September 22, 2004, July 30, 2010, and January 1, 2011, or collectively, the Lease Agreement, to terminate the Lease Agreement effective July 31, 2013.  As provided by the Lease Agreement, the delivery of the termination notice was accompanied by our payment of approximately $112,000 to Raleigh Flex Owner I, LLC, the current landlord.  This amount reflects all unamortized lease transaction costs, including, without limitation, all rent abated since January 1, 2011, plus two months’ rent at the current rental rate.

On October 11, 2013, we entered into a non-binding letter of intent to lease approximately 36,000 square feet of mixed-use space from an unaffiliated third party, which we intend to use for our headquarters upon termination of the Lease Agreement.  We expect to execute a definitive lease agreement related to this property during the fourth quarter of 2013.

Item 6.	Exhibits

The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description
10.1	Employment Agreement, effective as of August 5, 2013, by and between Charles & Colvard, Ltd. and Kyle Macemore

10.2	Separation of Employment Agreement, dated August 7, 2013, between Charles & Colvard, Ltd. and Timothy L. Krist

10.3	Amended and Restated Corporate Incentive Plan, dated August 30, 2013

10.4	Second Amendment to Letter Agreement, dated September 5, 2013, between Charles & Colvard, Ltd. and Cree, Inc.*

10.5
Loan Agreement, dated September 20, 2013, between Charles & Colvard, Ltd. and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on September 24, 2013)

10.6
Committed Line of Credit Note, dated September 20, 2013, by Charles & Colvard, Ltd. in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on September 24, 2013)

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

101
The following materials from Charles & Colvard, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

* Portions of this exhibit have been omitted and filed separately with the SEC as part of an application for confidential treatment pursuant to the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARLES & COLVARD, LTD.

	By:	/s/ Randy N. McCullough
October 31, 2013		Randy N. McCullough
President and Chief Executive Officer

	By:	/s/ Kyle Macemore
October 31, 2013		Kyle Macemore
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Employment Agreement, effective as of August 5, 2013, by and between Charles & Colvard, Ltd. and Kyle Macemore

10.2	Separation of Employment Agreement, dated August 7, 2013, between Charles & Colvard, Ltd. and Timothy L. Krist

10.3	Amended and Restated Corporate Incentive Plan, dated August 30, 2013

10.4	Second Amendment to Letter Agreement, dated September 5, 2013, between Charles & Colvard, Ltd. and Cree, Inc.*

10.5
Loan Agreement, dated September 20, 2013, between Charles & Colvard, Ltd. and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on September 24, 2013)

10.6
Committed Line of Credit Note, dated September 20, 2013, by Charles & Colvard, Ltd. in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on September 24, 2013)

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

101
The following materials from Charles & Colvard, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

* Portions of this exhibit have been omitted and filed separately with the SEC as part of an application for confidential treatment pursuant to the Exchange Act.