Form 10-K
period 2013-12-31
CHARLES & COLVARD LTD
filed 2014-03-27
CIK 1015155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 28, 2013, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant was $72,803,614 based on the closing sales price as reported on the NASDAQ Global Select Market.

As of March 24, 2014, there were 20,197,301 shares of the registrant’s common stock, no par value per share, outstanding.

DOCUMENT INCORPORATED BY REFERENCE

Certain portions of the Proxy Statement for the registrant’s 2014 Annual Meeting of Shareholders to be held on May 21, 2014 are incorporated by reference into Part III of this Annual Report on Form 10-K.

CHARLES & COLVARD, LTD.

FORM 10-K
For the Fiscal Year Ended December 31, 2013

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

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future. You should be aware that although the forward-looking statements included herein represent management’s current judgment and expectations, our actual results may differ materially from those projected, stated, or implied in these forward-looking statements as a result of many factors including, but not limited to, our dependence on consumer acceptance and growth of sales of our products resulting from our strategic initiatives; dependence on a limited number of customers; the impact of the execution of our business plans on our liquidity; our ability to fulfill orders on a timely basis; the financial condition of our major customers; dependence on Cree, Inc. as the sole current supplier of the raw material; our current wholesale customers’ potential perception of us as a competitor in the finished jewelry business; intense competition in the worldwide jewelry industry; general economic and market conditions, including the current economic environment; risks of conducting business in foreign countries; the pricing of precious metals, which is beyond our control; the potential impact of seasonality on our business; our ability to protect our intellectual property; the risk of a failure of our information technology infrastructure to protect confidential information and prevent security breaches; possible adverse effects of governmental regulation and oversight, including regulations related to conflict minerals; and the failure to evaluate and integrate strategic opportunities, in addition to the other risks and uncertainties described in more detail in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Forward-looking statements speak only as of the date they are made. We undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur except as required by the federal securities laws, and you are urged to review and consider disclosures that we make in the reports that we file with the Securities and Exchange Commission, or SEC, that discuss other factors relevant to our business.

PART I

Item 1.	Business

General

Charles & Colvard, Ltd., a North Carolina corporation founded in 1995 (which may be referred to as Charles & Colvard, we, us, or our), manufactures, markets, and distributes Charles & Colvard Created Moissanite® jewels (which we refer to as moissanite or moissanite jewels), finished jewelry featuring moissanite, and fashion finished jewelry for sale in the worldwide jewelry market. Moissanite, also known by its chemical name of silicon carbide, or SiC, is a rare mineral first discovered in a meteor crater. Because naturally occurring SiC crystals are too small for commercial use, larger crystals must be grown in a laboratory. Leveraging our advantage of being the sole source worldwide of created moissanite jewels, our strategy is to establish Charles & Colvard with reputable, high-quality, and sophisticated brands and to position moissanite as an affordable, luxurious alternative to other gemstones, such as diamond. We believe this is possible due to moissanite’s exceptional brilliance, fire, luster, durability, and rarity like no other jewel available on the market. We sell loose moissanite jewels and finished jewelry at wholesale to distributors, manufacturers, and retailers and at retail to end consumers through our wholly owned operating subsidiaries Moissanite.com, LLC and Charles & Colvard Direct, LLC.

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

United States, or U.S., sales represented 73% and 75% of total consolidated net sales for the years ended December 31, 2013 and 2012, respectively. Our largest customer during the year ended December 31, 2013 accounted for 19% of our total consolidated sales compared to 27% during the year ended December 31, 2012. A second customer accounted for 11% of our total consolidated sales during the year ended December 31, 2012 but did not account for more than 10% of our total consolidated sales during the year ended December 31, 2013. No additional customers accounted for more than 10% of total consolidated sales in 2013 or 2012.

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

•	Wholesale - We will continue to focus on our core business of manufacturing and distributing the loose moissanite jewel and finished jewelry featuring moissanite through wholesale sales channels, because this is currently the primary way we reach consumers and we believe there is substantial opportunity to capture a larger share of the jewelry market. Our wholesale loose jewel business has historically been the largest percentage of our total sales, and this trend has continued despite significant growth in our wholesale finished jewelry business that we launched in 2010. For the years ended December 31, 2013 and 2012, our wholesale distribution segment represented 90% and 93% of our total consolidated net sales, respectively, of which wholesale loose jewel sales comprised 71% of total net wholesale distribution segment sales and wholesale finished jewelry sales comprised 29% of total net wholesale distribution sales for both years. Our wholesale finished jewelry business continues to expand through select retailers and television shopping networks, and we believe there is significant opportunity to further expand these sales channels.

•	Direct-to-consumer e-commerce - Our direct-to-consumer e-commerce website, www.moissanite.com, went live to the public in August 2011. We successfully re-launched Moissanite.com in October 2012 to feature a more intuitive site design with increased functionality to enhance the customer experience and convert more traffic into sales. Throughout 2013 we increased the offering of products available on our website and added new features such as a “Design Your Own” section. We believe our direct-to-consumer e-commerce sales channel will not only add to our top-line revenues in a significant manner, but will also play a key role in our campaign to increase overall consumer awareness of moissanite.

•	Direct-to-consumer home parties - According to the Direct Selling Association, the U.S. direct sales business is an estimated $30 billion market, dominated primarily by women at 78% of the nearly 16 million direct-sales representatives nationwide. Direct sales offers a flexible earning opportunity as well as a social outlet. Since sales of moissanite are highest when the consumer is educated about its attributes and has the opportunity to see and touch it, we believe social selling and home parties are an excellent venue for selling our product and expanding consumer awareness. In April 2012, we test launched Lulu Avenue®, a home party brand featuring over 200 jewelry styles blending fashion and moissanite jewelry. In October 2012, we partnered with a well-known designer to custom design and source finished fashion and moissanite jewelry and provide branding direction for Lulu Avenue®. After an initial integration phase we launched the Fall 2013 collection for Lulu Avenue® in the second half of 2013.

In June 2012, we launched a moissanite jewel with optical properties that are significantly whiter than our standard VG “classic moissanite” grade jewels. We are marketing these whiter jewels under the Forever Brilliant® trademark as a premier brand to differentiate from other grades of our moissanite as well as moissanite sold by potential competitors in the future.

We expect demand for our Forever Brilliant® loose jewels and finished jewelry featuring the Forever Brilliant® jewel to grow, both in our wholesale channel and on our Moissanite.com e-commerce website, and that Forever Brilliant® will become an increasingly important brand for Charles & Colvard as we execute future branding initiatives.

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

To date, we have focused our development, manufacturing, and distribution efforts on near-colorless moissanite jewels, although we have produced and sold limited quantities of green, blue, yellow, and pink moissanite jewels.

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

To evaluate the market potential of colored moissanite, we had produced and distributed with moderate success in prior years a limited quantity of green moissanite jewels. Beginning in the latter part of 2011, we increased our marketing efforts of green jewels, including those set in finished jewelry mountings, and identified several markets into which we expanded our sales of green jewels in 2012 and 2013.

Finished jewelry

We began selling finished jewelry featuring moissanite in 2010. Our basic designs include stud earnings, solitaire and three-stone rings, pendants, and bracelets. We are also selling more fashion-oriented, designer-inspired moissanite jewelry that we offer as an expansion to the basic line of jewelry. The primary ingredients of our moissanite finished jewelry are loose moissanite jewels that we have on hand as part of our finished goods inventory, white or yellow gold settings, and labor to mount the jewels into the settings. We have also created several pieces of jewelry in alternative metals such as sterling silver and palladium.

In addition, we purchase fashion finished jewelry comprised of base metals and non-precious gemstones for sale through Lulu Avenue®. This finished jewelry is fashion oriented and subject to styling trends that may change with each catalog season. The majority of this finished jewelry is custom designed for us.

Source of Raw Material

Our moissanite jewels are made from gem-grade SiC crystals. Our sole supplier of SiC crystals is Cree, Inc., or Cree, with which we have certain exclusive supply rights for SiC crystals to be used for gemstone applications. We source the metals used for our finished jewelry, including white and yellow gold, sterling silver, and palladium, from a number of manufacturers located primarily in the U.S. or internationally in China, India, Mexico, or Thailand.

Amended and Restated Exclusive Supply Agreement with Cree

In June 1997, we entered into an Amended and Restated Exclusive Supply Agreement with Cree, or the Cree Exclusive Supply Agreement, in which we agreed to purchase from Cree at least 50%, by dollar volume, of our raw material SiC crystal requirements for use in the manufacture of moissanite jewels in each calendar quarter during the term of the Cree Exclusive Supply Agreement, and Cree agreed to supply this amount of crystals to us. In September 2008, we suspended our commitment to purchase SiC crystals that Cree had previously manufactured, and we subsequently purchased these previously manufactured SiC crystals. We made no SiC crystal purchases in 2012. At December 31, 2012, we had no outstanding purchase commitments under the Cree Exclusive Supply Agreement.

Effective February 8, 2013, we entered into an amendment to a prior letter agreement with Cree, which provides a framework for our purchases of SiC crystals under the Cree Exclusive Supply Agreement. Pursuant to this amendment, we agreed to purchase at least $4.00 million of SiC crystals in an initial new order. After the initial new order, we agreed to issue non-cancellable, quarterly orders that must equal or exceed a set minimum order quantity. Our total purchase commitment under the amendment (as subsequently amended) until July 2015, including the initial new order, is dependent upon the grade of the material and ranges between approximately $7.64 million and approximately $18.56 million.

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

Our line of fashion finished jewelry, comprised of base metals and non-precious gemstones for sale through Lulu Avenue®, is either designed exclusively for us and manufactured to our specifications or purchased from a core group of suppliers and manufacturers.

All finished jewelry components procured are sourced from our approved suppliers, and each finished jewelry item is jobbed and/or tracked by stock keeping unit, or SKU, utilizing our enterprise resource planning system. The components of moissanite finished jewelry comprised in each job are then manufactured into finished jewelry by assemblers either in the U.S. or internationally in China, India, Mexico, or Thailand.

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

Marketing and Distribution

Marketing

Wholesale Distribution Segment

•	Cooperative advertising - A number of our loose moissanite jewel wholesale customers participate in our cooperative advertising program, which reimburses, via a credit towards future purchases, a portion of their marketing costs based on the amount of their purchases from us, subject to the customer adhering to our branding guidelines and other conditions. With the world market opportunities being an integral part of our overall goals, we will continue to explore cooperative advertising and other international promotional support initiatives.

•	Marketing to the trade - In 2013, we targeted the trade with print advertisements featuring our new whiter Forever Brilliant® moissanite jewel and finished jewelry featuring the Forever Brilliant® jewel both through our own print campaigns in Jewelers’ Circular Keystone (JCK) magazines; and in joint print campaigns with several of our larger U.S. wholesale distributors. In addition, we maintain relationships with major jewelry industry organizations and jewelry trade publications as an opportunity to communicate with our peers on a consistent basis through media coverage, trade shows, action committees, and charitable events, among others.

•	Trade shows - Our attendance at leading jewelry trade shows worldwide as a sponsor, an exhibitor, or a participant assisting our loose moissanite jewel and finished jewelry wholesale customers has helped us extend our outreach to customers. In 2013, we attended major domestic and international jewelry industry trade shows, including JCK in Las Vegas and the Hong Kong Gem and Jewellery Fair, and plan attendance at these and other shows in 2014.

Direct-to-Consumer Distribution Segment

•	Consumer advertising - We are supporting our initiative to increase consumer awareness of moissanite and our finished jewelry primarily with print advertising and various forms of electronic communication, including social media campaigns.

•	Consumer education - Because education of the consumer is so important to sell-through of moissanite products, we redesigned and deployed our corporate website www.charlesandcolvard.com during 2012 to include extensive educational information about moissanite, in addition to general background information about our company. Our direct-to-consumer e-commerce site, Moissanite.com, features much of the same educational content that allows a consumer to learn more about moissanite prior to purchase.

•	Public relations - We continue to pursue our public relations activities, which include news coverage of our company by business, trade, and investment periodicals and television broadcasts, the possible identification of one or more celebrity spokespersons, and product placement opportunities.

Distribution

Wholesale Distribution Segment

We generally have contracts and agreements with our domestic and international distributor, manufacturer, and retailer wholesale customers with some variations in terms and duration.

•	Domestic - Finished jewelry featuring moissanite is sold through our wholesale distribution segment to consumers through a broad range of channels, including single- and multiple-location independent jewelry stores, jewelry store chains, online retailers, television shopping networks, department stores, and catalogs. Historically, we have primarily sold our loose moissanite jewels to wholesale distributors and finished jewelry manufacturers, which in turn set them in mountings and sold to retailers or resold the loose jewels at a markup. While we plan to continue this aspect of our business, in 2010 we began mounting our loose jewels into our own jewelry, which we currently sell at wholesale to home shopping networks and select retailers. In addition, we have allowed loose moissanite jewel and finished jewelry inventory to be placed in stores on a consignment basis.

•	International - Our international wholesale distribution is currently comprised primarily of loose moissanite jewels that are sold to international distributors for resale to jewelry manufacturers and retailers in their local markets. We currently have over 30 international wholesale distributors for loose moissanite jewels covering portions of Western Europe, Australia, India, Southeast Asia, and the Middle East. We have continued to invest in certain international markets that we believe have the most potential with respect to acceptance and sales of the moissanite jewel, including Australia, China, India, Italy, and the United Kingdom. Export sales aggregated approximately $7.80 million, or 27% of total consolidated net sales, and $5.58 million, or 25% of total consolidated net sales, in 2013 and 2012, respectively. It should be noted that a portion of our international sales consists of jewels sold internationally that may be re-imported to U.S. retailers. While we continue to believe that international markets are an important part of our business, we plan to prioritize increasing our domestic customer base over developing new international markets in 2014.

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

Our finished fashion and moissanite jewelry offered by Lulu Avenue® is sold to consumers online at www.luluavenue.com; and in convenient, comfortable venues by independent sales representatives, which we refer to as Style Advisors, using sample pieces contained in a sales kit purchased by the Style Advisor as part of the enrollment process. The Style Advisors supplement the sample pieces with additional styles displayed in seasonal catalogs and online at www.luluavenue.com. Orders are entered by the Style Advisor into a back office system, and the products are fulfilled by a third-party logistics company that ships the products to the Style Advisor or end consumer.

More details on our financial information by geographic area and by segment are included in Note 3 to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Seasonality

Sales in the retail jewelry industry are typically seasonal due to increased consumer purchases during the Christmas and holiday season. Because historically we have primarily sold our loose moissanite jewels and finished jewelry featuring moissanite at wholesale to distributors, manufacturers, and retailers, our sales to support the holiday season largely have taken place during the third and beginning of the fourth calendar quarters, depending on the sales channel and the level of advance planning and production our customers undertook; however, the effect of seasonality on our business is also impacted by the timing of orders we receive to support new or expanded distribution and the level of current inventory position held by our customers. In the years ended December 31, 2013 and 2012, we experienced a higher degree of seasonality in the fourth quarter than we have previously experienced in prior years primarily as a result of Christmas and holiday season wholesale finished jewelry sales to television shopping networks. In the fourth quarter of 2012 and 2013, we experienced a higher level of sales to end consumers through our direct-to-consumer e-commerce website, Moissanite.com. In future periods as sales of our finished jewelry increase to retailers and directly to consumers, both in dollars and as a percent of total sales, we anticipate a seasonality trend more typical with the retail jewelry industry, and these factors may significantly affect our results of operations in a given quarter.

Working Capital Practices

Our primary source of working capital is cash on hand and cash generated by operations. Because the Cree Exclusive Supply Agreement prohibits Cree from selling SiC crystals for jewelry applications to anyone but us, Cree may, upon the expiration of the Cree Exclusive Supply Agreement and as a condition of renewal, negotiate minimum purchase commitments with us that may result in inventories that are higher than we might otherwise maintain. Our current inventory levels are sufficient to enable us to respond promptly to most customer orders.

Our standard wholesale customer payment terms on trade receivables are generally between 30 and 90 days, though we may offer extended terms with specific customers and on significant orders from time to time. We extend credit to our customers based upon a number of factors, including an evaluation of the customer’s financial condition and credit history, the customer’s payment history with us, the customer’s reputation in the trade, and/or an evaluation of the customer’s opportunity to introduce our moissanite jewels or finished jewelry featuring moissanite to new or expanded markets.

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

Competition

Our competitive success is reliant upon, in part, the following:

•	our continued success in developing and promoting brands for our moissanite jewel and finished jewelry featuring moissanite, resulting in increased interest and demand for moissanite jewelry at the consumer level;
•	the continued willingness and ability of our jewelry distributors and other jewelry suppliers, manufacturers, and designers to market and promote Charles & Colvard Created Moissanite®, including both our classic moissanite jewels and Forever Brilliant® jewels, to the retail jewelry trade;
•	the continued willingness of distributors, retailers, and others in the channel of distribution to purchase loose Charles & Colvard Created Moissanite®, including both our classic moissanite jewels and Forever Brilliant® jewels, and the continued willingness of manufacturers, designers, and retail jewelers to undertake setting of the loose jewels;
•	our continued ability and the ability of manufacturers, designers, and retail jewelers to select jewelry settings that encourage consumer acceptance of and demand for our moissanite jewels and finished jewelry;
•	our continued ability and the ability of jewelry manufacturers and retail jewelers to set loose moissanite jewels in finished jewelry with high-quality workmanship;
•	our continued ability and the ability of retail jewelers to effectively market and sell finished jewelry featuring moissanite, including finished jewelry featuring both our classic moissanite jewels and Forever Brilliant® jewels, to consumers;
•	our ability to operationally execute our direct-to-consumer e-commerce and home party businesses; and
•	our ability to execute a move to a new corporate headquarters and manufacturing facility without significant disruptions to the business.

Moissanite jewels

Gemstone materials can be grouped into three types:

•	natural gemstone, which is found in nature;
•	synthetic gemstone, which has the same chemical composition and essentially the same physical and optical characteristics of natural gemstone but is created in a lab; and
•	simulated or substitute material, which is similar in appearance to natural gemstone but does not have the same chemical composition, physical properties, or optical characteristics.

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

Our design, manufacture, and marketing of finished jewelry featuring moissanite under exclusive brands for sale at wholesale to distributors and retailers and at retail to end consumers through our Moissanite.com e-commerce and Lulu Avenue® home party sales channels may result in some of our current wholesale customers perceiving us as a competitor, despite our efforts to use primarily non-conflicting sales channels. As we continue to develop our finished jewelry business, we intend to increase distribution through new and existing channels without diminishing existing distributor and manufacturer relationships similarly to how many other companies have executed cross-channel marketing and distribution strategies. Due to the size of the finished jewelry market, we believe that such sales channels can co-exist, with the overall end result being increased consumer and brand awareness of moissanite products and a corresponding increased demand for not only our products, but those of our distributor and manufacturer customers as well.

Competition in the direct selling industry is intense. Such well-known jewelry direct selling companies as Stella & Dot, lia sophia, Silpada, Park Lane, and Cookie Lee, among others, have a large number of independent sales representatives selling their products, strong brand recognition, and a loyal consumer following. These companies also have greater financial resources than we do to develop and market their products and recruit independent sales representatives into their businesses. Start-up companies in the direct selling industry often follow an “incubation” period of several years in which product offerings and marketing messaging are developed and refined, systems are implemented, and independent sales representatives are enrolled into the business. We expect our Lulu Avenue® home party business to compete with other well-established jewelry direct selling companies based on our exclusive fashion and moissanite jewelry designs. We also believe that Lulu Avenue® will afford a higher earning opportunity and appeal to independent sales representatives due to the perceived value and higher price points of moissanite jewelry, available through no other jewelry direct selling company.

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

Research and Development

We invested approximately $25,000 and $17,000 in research and development during the years ended December 31, 2013 and 2012, respectively, primarily for the study of product enhancement and manufacturing process efficiencies.

Employees

As of March 24, 2014, we had a total of 71 employees, all of which were full-time. None of our employees are represented by a labor union. We believe that our employee relations are good.

Directors and Executive Officers of Charles & Colvard, Ltd.

The members of our current Board of Directors are the following:

George R. Cattermole Chairman of the Board

David B. Barr
Chairman of PMTD Restaurants LLC;  Member of Boards of Directors of Del Frisco’s Restaurant Group, LLC; Mrs. Fields Original Cookies, Inc.; RM HoldCo, LLC; Bistro Restaurant Group; and Wornick, Inc.

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

Ollin B. Sykes President of Sykes & Company, P.A., a regional accounting firm specializing in accounting, tax, and financial advisory services

Our current executive officers are the following:

Randall N. McCullough President and Chief Executive Officer

Kyle Macemore Senior Vice President, Chief Financial Officer and Treasurer

Steven M. Larkin Chief Operating Officer

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

Thus, our future financial performance may be affected by:

•	our continued success in developing and promoting brands for our moissanite jewel and finished jewelry featuring moissanite, resulting in increased interest and demand for moissanite jewelry at the consumer level;
•	the continued willingness and ability of our jewelry distributors and other jewelry suppliers, manufacturers, and designers to market and promote Charles & Colvard Created Moissanite®, including both our classic moissanite jewels and Forever Brilliant® jewels, to the retail jewelry trade;
•	the continued willingness of distributors, retailers, and others in the channel of distribution to purchase loose Charles & Colvard Created Moissanite®, including both our classic moissanite jewels and Forever Brilliant® jewels, and the continued willingness of manufacturers, designers, and retail jewelers to undertake setting of the loose jewels;
•	our continued ability and the ability of manufacturers, designers, and retail jewelers to select jewelry settings that encourage consumer acceptance of and demand for our moissanite jewels and finished jewelry;
•	our continued ability and the ability of jewelry manufacturers and retail jewelers to set loose moissanite jewels in finished jewelry with high-quality workmanship;
•	our continued ability and the ability of retail jewelers to effectively market and sell finished jewelry featuring moissanite, including finished jewelry featuring both our classic moissanite jewels and Forever Brilliant® jewels, to consumers;
•	our ability to operationally execute our direct-to-consumer e-commerce and home party businesses; and
•	our ability to execute a move to a new corporate headquarters and manufacturing facility without significant disruptions to the business.

We are currently substantially dependent on a limited number of distributors, jewelry manufacturers, and retailers for the sale of our products. The majority of the moissanite jewels and finished jewelry featuring moissanite that we sell are distributed through a limited number of distributors, manufacturers, and retailers and, therefore, we are substantially dependent upon these companies for distribution of our products. During 2013, our three largest customers, two of which are loose jewel and finished jewelry distributors and one of which is a television shopping network loose jewel and finished jewelry retailer, collectively accounted for 36% of net sales. As we continue to build our finished jewelry business, we anticipate in the near term that the majority of the moissanite jewels and finished jewelry featuring moissanite that we sell will continue to be to a limited number of manufacturers, distributors, and retailers.

The execution of our business plans could significantly impact our liquidity.  The execution of our business plans to expand our direct-to-consumer distribution channels and to create required inventory of our new Forever Brilliant® jewels require significant investments, which has reduced our cash position.  Should we fail to execute on our business plans, we could see delays in the return of cash from our investments, resulting in a liquidity shortfall.  Under the $10,000,000 revolving line of credit, or the Line of Credit, that we obtained from PNC Bank, National Association, or PNC Bank, on September 20, 2013, failure to execute could trigger covenants in our Line of Credit agreement that may restrict our ability to draw on the Line of Credit.  If we are not able to take advances against the Line of Credit, our cash and cash equivalents and other working capital may be insufficient to meet our working capital and capital expenditure needs.

Our business and our results of operations could be materially adversely affected as a result of our inability to fulfill orders on a timely basis. As sales of our loose moissanite jewels increase, including our whiter Forever Brilliant® jewels, certain shapes and sizes may be at risk for depletion. In addition, finished jewelry has a large variety of styles of which we maintain on-hand stock for such basic designs as stud earrings, solitaire and three-stone rings, pendants, and bracelets; and make-to-order under strict deadlines for certain wholesale and direct-to-consumer e-commerce customers. We must adequately forecast demand and operate within the lead times of third parties that facet and/or enhance the jewels and manufacture the finished jewelry setting to ensure adequate on-hand quantities and/or the shipment of customer orders in a timely manner. The inability to fulfill orders on a timely basis and within promised customer deadlines could result in a cancellation of the orders and loss of customer goodwill that could materially and adversely affect our business, results of operations, and financial condition.

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

Our business and our results of operations could be materially adversely affected as a result of general economic and market conditions, including the current economic environment. Global financial markets have and continue to experience extreme disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increased unemployment rates, and uncertainty about economic stability. We are unable to predict the likely duration and severity of the effects of these disruptions in the financial markets and the adverse global economic conditions, and if the current uncertainty continues or economic conditions further deteriorate, our business and results of operations could be materially and adversely affected. The consequences of such adverse effects could include interruptions or delays in our suppliers’ performance of our contracts, reductions and delays in customer purchases, delays in or the inability of customers to obtain financing to purchase our products, and bankruptcy of customers and/or suppliers.

Luxury products, such as fine jewelry, are discretionary purchases for consumers. The reduction in consumer discretionary spending, largely attributed to the conditions described above, affected our industry more significantly than many other industries. Consumer discretionary spending is strongly affected by economic factors outside our control, including the condition of financial markets, consumer credit availability, prevailing interest rates, energy costs, employment levels, salary levels, and tax rates. While discretionary consumer spending trends have improved, a reduction in discretionary consumer spending could have a material adverse effect on our business, results of operations, and financial condition.

We are subject to certain risks due to our international distribution channels and vendors. We currently have over 30 international distributors for moissanite jewels covering portions of Western Europe, Australia, India, Southeast Asia, and the Middle East. In addition, we use certain companies based outside the U.S. to facet our moissanite jewels and to manufacture finished jewelry. Due to our reliance on development of foreign markets and use of foreign vendors, we are subject to the risks of conducting business outside of the U.S. These risks include the following:

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

Sales of moissanite jewelry could be dependent upon the pricing of precious metals, which is beyond our control. Any increases in the market price of precious metals (primarily gold) could affect the pricing and sales of jewelry incorporating moissanite jewels, including jewelry manufactured by us. The majority of price increases in precious metals are passed on to the end consumer in the form of higher prices for finished jewelry. These higher prices could have a negative impact on the sell-through of moissanite jewelry at the retail level. From the beginning of 2006 through 2013, the price of gold has increased significantly (approximately 127%), resulting in higher retail price points for gold jewelry. This has had a negative impact on both sales of moissanite jewelry and the jewelry industry as a whole.

Seasonality of our business may adversely affect our net sales and operating income. Sales in the retail jewelry industry are typically seasonal due to increased consumer purchases during the Christmas and holiday season. Because historically we have primarily sold our loose jewels and finished jewelry featuring moissanite at wholesale to distributors, manufacturers, and retailers, our sales to support the holiday season largely have taken place during the third and beginning of the fourth calendar quarters, depending on the sales channel and the level of advance planning and production our customers undertook. As sales of our finished jewelry featuring moissanite to retailers and directly to consumers increase, both in dollars and as a percentage of total sales, our fourth quarter results may depend upon the general level of retail sales during the Christmas and holiday season as well as general economic conditions and other factors beyond our control. In anticipation of increased sales activities during the fourth quarter, we may incur significant additional expenses, including higher inventory of finished jewelry in the second half of the year. In 2013 and 2012, we experienced a higher degree of seasonality in the fourth quarter than we have previously experienced primarily as a result of Christmas and holiday season finished jewelry sales to television shopping networks. In the fourth quarter of 2012 and 2013, we also experienced a higher level of sales to end consumers through our direct-to-consumer e-commerce website, Moissanite.com. Our quarterly results of operations may continue to fluctuate as a result of a number of factors, including seasonal cycles, the timing of new product introductions, the timing of orders by our customers, and the mix of product sales demand and these factors may significantly affect our results of operations in a given quarter.

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

Our former South Korean patent is no longer valid as a result of a ruling by the South Korean Patent Court, and there can be no assurance that we will not incur similar outcomes in other jurisdictions in the future. For example, on August 14, 2012, we learned that BetterThanDiamond.com requested that the Canadian Intellectual Property Office, or CIPO, conduct a re-examination of our Canadian Patent No. 2,230,262, or the ‘262 Patent, for manufacturing SiC gemstones based on claims of prior art. On November 3, 2012, the CIPO granted the re-examination request based on its finding that the information provided in the request raises “a substantial new question of patentability.” The U.S. Patent and Trademark Office, or USPTO, upheld in October 2012 all claims of  our U.S. Patent No. 5,723,391 in a similar challenge by BetterThanDiamond.com, but there is no certainty of the same outcome with respect to the challenge of the ‘262 Patent. If the CIPO were to determine that some or all of the claims in the ‘262 Patent are invalid, our business, financial condition, and results of operations could be negatively impacted. In addition, the re-examination of the ‘262 Patent could result in substantial legal expenses and could divert our management’s time and attention away from our business operations. We believe that all of the claims of the ‘262 Patent are valid and enforceable, and we intend to vigorously defend the patents that protect our moissanite jewels and technology.

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

A failure of our information technology (IT) infrastructure or a failure to protect confidential information of our customers and our network against security breaches could adversely impact our business and operations. We rely upon the capacity, reliability, and security of our information technology infrastructure and our ability to expand and continually update this infrastructure in response to the changing needs of our business. For example, we are continuing to implement new modules of jewelry-specific enterprise resource planning software and other IT systems, such as those that support our Moissanite.com e-commerce and Lulu Avenue® home party businesses. As we implement and integrate the new systems, they may not perform as expected. We also face the challenge of supporting our older systems and implementing necessary upgrades. If we experience a problem with the functioning of an important IT system or a security breach of our IT systems, the resulting disruptions could have an adverse effect on our business.

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

New regulations related to “conflict minerals” may cause us to incur additional expenses and could limit the supply and increase the cost of certain materials used in manufacturing our products. In August 2012, as mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted new disclosure regulations for public companies that manufacture products that contain certain minerals and their derivatives, namely tin, tantalum, tungsten or gold, known as conflict minerals, if these minerals are necessary to the functionality or production of the company’s products. These regulations require such companies to report annually, beginning in May 2014, whether or not the minerals originate from the Democratic Republic of Congo and adjoining countries and in some cases to perform extensive due diligence on their supply chains for the minerals. The implementation of these new requirements could adversely affect the sourcing, availability, and pricing of conflict minerals used in the manufacture of our finished jewelry. In addition, we expect to incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals used in our finished jewelry, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. Because our supply chain is complex, the procedures that we implement may not enable us to sufficiently verify the origins of these minerals, which may harm our reputation. These new requirements also could have the effect of limiting the pool of suppliers from which we source these minerals, and we may be unable to obtain conflict-free minerals at competitive prices, which could increase our costs and adversely affect our manufacturing operations and our profitability.

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We currently lease approximately 16,500 square feet of mixed-use space (general office, light manufacturing, and laboratory) in the Research Triangle Park area of North Carolina from an unaffiliated third party that is used by both of our operating and reporting segments. On October 31, 2013, we exercised our right to terminate this lease effective July 31, 2014.

On December 9, 2013, we entered into a Lease Agreement, or the Lease Agreement, with Southport Business Park Limited Partnership for a new corporate headquarters, which will occupy approximately 36,350 square feet of office, storage, and light manufacturing space. The Company intends to move its corporate headquarters to the leased property once certain improvements to the leased space are completed, which is currently expected to occur in April 2014 or later. The new corporate headquarters will be located at 170 Southport Drive in the Southport Business Park office complex in Morrisville, North Carolina.

The majority of all U.S. personnel, including our executive offices, sales offices, administrative personnel, and production facilities are housed in the current space and are all expected to move to the new space.

Item 3.	Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity

Our common stock is traded on the NASDAQ Global Select Market under the symbol “CTHR.” The following table presents, for the periods indicated, the high and low sales prices of our common stock, as reported by the NASDAQ Global Select Market. As of March 24, 2014 there were 268 shareholders of record of our common stock.

	High	Low
Year Ended December 31, 2012:
First Quarter	$4.93	$2.46
Second Quarter	$4.75	$3.45
Third Quarter	$3.90	$3.34
Fourth Quarter	$4.15	$3.41
Year Ended December 31, 2013:
First Quarter	$4.13	$3.38
Second Quarter	$4.58	$3.68
Third Quarter	$8.34	$4.00
Fourth Quarter	$7.12	$4.68

We did not pay any dividends on our common stock during 2013 or 2012. We will regularly review and consider the best policies and practices for our company, including the dividend policy. The payment of future dividends will be dependent on the facts and circumstances at the time of that review

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

The wholesale finished jewelry business that we launched in 2010 is currently expanding through select retailers and television shopping networks. We believe there is significant opportunity to further expand our wholesale finished jewelry business through e-commerce, television shopping, and other retailers. We also believe our finished jewelry business, including finished jewelry sold through our direct-to-consumer e-commerce and home party sales channels, allows us to have more control over the end product and enhance our relationships with consumers, as well as provide incremental sales and gross profit dollars due to the higher price points of finished jewelry containing moissanite relative to loose jewels. To that end, we focused on the following critical aspects of our strategic plan during 2013:

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

We expect demand for our Forever Brilliant® loose jewel and finished jewelry featuring the Forever Brilliant® jewel to grow, both in our wholesale channel and on our Moissanite.com e-commerce website, and that Forever Brilliant® will become an increasingly important brand for Charles & Colvard, Ltd. as we execute future branding initiatives. We are also exploring additional product lines and branding strategies that will differentiate our products in the market.

In October 2012, we partnered with a well-known designer to custom design and source finished fashion and moissanite jewelry and provide branding direction for Lulu Avenue®, the home party direct sales brand of Charles & Colvard Direct. We believe our exclusive fashion and moissanite jewelry designs serve as the point of differentiation that positions Lulu Avenue® ahead of other jewelry home party direct sales companies and will excite both consumers and women searching for unique business ownership opportunities.

In June 2013, we engaged Cindy Riccio Communications, Inc., or CRC, a New York-based public relations, marketing, and events agency, as our agency of record to generate optimal exposure with consumer media for both our Lulu Avenue® and Forever Brilliant® brands, with the goal to increase consumer awareness of our brands specifically and moissanite generally. Several media events occurred during 2013 where magazine editors, fashion columnists, and bloggers were invited to experience first-hand our Lulu Avenue® fashion and moissanite finished jewelry and our Forever Brilliant® loose jewels. We are also utlizing CRC to increase exposure for our brands through improved product placement in leading fashion periodicals and blogging sites, and through broadcast and print editorial outreach.

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

•	Expanding our direct-to-consumer e-commerce business - Our direct-to-consumer e-commerce website, Moissanite.com, features an intuitive site design with robust functionality to enhance the customer experience and convert traffic into sales. We continue to expand the website’s jewelry collections and its loose moissanite jewel assortment by featuring a variety of colors and shapes, and we are investing resources in targeted advertising and marketing campaigns. In 2013, we continued fine-tuning such marketing efforts to maximize return on investment, increasing product assortment, and building new site functionality designed to increase sales conversion rates. We believe our direct-to-consumer e-commerce sales channel will not only add to our top-line revenues in a significant manner, but will also play a key role in our campaign to increase overall consumer awareness of moissanite. We also envision e-commerce as a part of a broader effort to establish online connections with consumers that build our brands and our business with retail partners.

•	Developing our direct-to-consumer home party business - In October 2012, our direct-to-consumer home party business, Lulu Avenue®, began to integrate the custom designs of a well-known jewelry designer into the current jewelry line. The first phase of the integration was completed in March 2013. In April 2013, we hired a President of Lulu Avenue® whose focus is on the scale-up of the sales force, and in March 2013, we hired a Director of Finance and Administration, who leads the back office technology and supply chain efforts of Lulu Avenue®. With these new key personnel, we completed the final phase of the integration process in 2013. We believe our direct-to-consumer home party sales channel will provide future sales growth and play a role in our campaign to increase overall consumer awareness of moissanite.

As we execute our strategy to build and reinvest in our businesses, significant expenses and investment of cash will be required ahead of the revenue streams we expect in the future, and this may result in some unprofitable reporting periods as we experienced in 2013. Despite this, we have maintained as one of our primary goals to generate positive cash flow to protect our cash position. We were not successful in achieving this goal during the year ended December 31, 2013 primarily as a result of our significant inventory build of Forever Brilliant® loose jewels to meet anticipated demand, establish an in-stock position for future orders and collect on our trade receivables generated from these sales. We will continue to diligently focus on cost-management and monitor our cash burn rate as we grow the business.

Our total consolidated net sales for the year ended December 31, 2013 of $28.49 million were 27% greater than total consolidated net sales during the year ended December 31, 2012. Wholesale distribution segment net sales for the year ended December 31, 2013 of $25.57 million were 23% greater than wholesale distribution segment net sales during the year ended December 31, 2012. Direct-to-consumer distribution segment net sales for the year ended December 31, 2013 of $2.91 million were 78% greater than direct-to-consumer distribution segment net sales during the year ended December 31, 2012, which was the year in which operations commenced.

Loose jewel sales comprised 65% of our total consolidated net sales and increased 23% to $18.48 million, compared with $14.99 million in the previous year. Finished jewelry sales comprised 35% of our total consolidated net sales and increased 34% to $10.0 million, compared with $7.46 million in the previous year. We expect these increases in sales by product mix to continue as we execute our strategy of developing new wholesale and direct-to-consumer sales channels and expanding our finished jewelry business.

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

2013 Summary

The following is a summary of key financial results and certain non-financial results achieved for the year ended December 31, 2013:

•	We grew our total consolidated net sales by $6.04 million, or 27%, to $28.49 million in 2013 from $22.45 million in 2012. The improvement in 2013 sales was primarily due to the ongoing execution of our growth strategies, including initiatives to increase consumer awareness of moissanite through marketing support of our customer base; the addition of several new wholesale customers and the expansion of existing wholesale customer relationships; the increase in sales of our new whiter Forever Brilliant® moissanite jewel; and the growth of our wholesale customers’ moissanite finished jewelry lines with styles that include both Forever Brilliant® and our other grades of loose jewels. The improvement in 2013 consolidated net sales was also attributable to an over 78% increase in sales through our direct-to-consumer businesses, Moissanite.com and Lulu Avenue®, which collectively increased their net sales to $2.91 million.

•	Operating expenses increased by $3.25 million, or 27%, to $15.47 million in 2013 from $12.22 million in 2012 primarily as a result of personnel additions and advertising, marketing, and branding initiatives incurred to position our company for future growth, especially with respect to the two wholly owned operating subsidiaries formed in 2011 for our e-commerce and home party direct sales businesses. As we grow our business, we intend to continue to closely manage our operating expenses by seeking the most cost effective and efficient solutions to our operating requirements.

•	Net income decreased by $5.67 million, to a loss of $1.29 million in 2013 from net income of $4.38 million in 2012. Net loss per share was a loss of $0.06 in 2013 compared to net income per diluted share of $0.22 in 2012. Net income for the year ended December 31, 2012 included a $4.05 million net income tax benefit, which contributed $0.20 per diluted share, comprised of a reduction of a valuation allowance on certain deferred tax assets based on our expectation of their future utilization and the reversal of a liability for an uncertain tax position resulting from a voluntary disclosure agreement we entered into with a taxing authority. As discussed above, sales increases in 2013 were offset by higher operating expenses as we continued the investment in our strategic initiatives.

•	We generated negative cash flows from operations of $9.31 million in 2013 compared to positive cash flows of $2.78 million in 2012. The primary drivers of negative cash flow were our net loss of $1.29 million that included $3.33 million of net non-cash charges, an increase in inventory of $9.88 million, an increase in trade accounts receivable of $2.83 million, and an increase in prepaid expenses and other assets of $261,000. These factors more than offset an increase in trade accounts payable of $1.56 million, and a net increase in accrued liabilities of $67,000.

•	Cash and liquid government agency investments at December 31, 2013 were $2.57 million compared to $12.37 million at December 31, 2012. The primary reason for this decrease is the $9.31 million cash flow used from operations.

•	Total inventory, including long-term and consignment inventory, was $42.41 million as of December 31, 2013, up from approximately $32.80 million at December 31, 2012. This increase is primarily a result of purchases in 2013 of jewelry castings, findings, and other jewelry components; purchases of fashion finished jewelry in support of our Lulu Avenue® home party direct sales business; and production of Forever Brilliant® jewels, offset in part by higher sales. We believe we have a significant opportunity to build our cash position as we sell down our on-hand loose moissanite jewel inventory.

•	We continue to carry no long-term debt and believe we can fund our growth strategies for the foreseeable future from operating cash flows.

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

Inventories - Inventories are stated at the lower of cost or market on an average cost basis. Our finished goods inventory consists primarily of near-colorless moissanite jewels that meet rigorous grading criteria and are of cuts and sizes most commonly used in the jewelry industry. As of December 31, 2013, we carried only a limited amount of moissanite jewels in finished jewelry settings, and the carrying value of these jewels is included in the finished jewelry valuation described below. Our loose moissanite jewel inventories do not degrade in quality over time and are not subject to fashion trends. We have very small market penetration in the worldwide jewelry market and have the exclusive right in the U.S. through mid-2015 and in many other countries through mid-2016 to produce and sell created SiC for use in jewelry applications. In view of the foregoing factors, we have concluded that no excess or obsolete loose jewel inventory reserve requirements existed as of December 31, 2013.

Jewelry inventories consist primarily of finished goods, a portion of which we acquired as part of a January 2009 settlement agreement with a former manufacturer customer to reduce the outstanding receivable to us. Due to the lack of a plan to market this inventory at that time, a jewelry inventory reserve was established to reduce the majority of the acquired jewelry inventory value to scrap value, or the amount we would expect to obtain by melting the gold in the jewelry and returning to loose-jewel finished goods inventory those jewels that meet grading standards. To determine the amount of the jewelry reserve, we needed to estimate the amount of gold in each piece of jewelry, the price per ounce we would receive for the gold, and the amount of jewels that could be returned to finished goods inventory. The scrap reserve of $106,000 and $132,000 at December 31, 2013 and 2012, respectively, established for this acquired inventory at the time of the agreement is adjusted at each reporting period for the market price of gold and has generally declined as the associated jewelry is sold down. In 2010, we entered the finished jewelry business and began manufacturing finished jewelry featuring moissanite pursuant to an operational plan to market and sell the inventory. As a result, the moissanite finished jewelry we currently produce is not subject to this reserve.

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

In 2011, we began purchasing fashion finished jewelry comprised of base metals and non-precious gemstones for sale through Lulu Avenue®, the direct-to-consumer home party division of our wholly owned operating subsidiary, Charles & Colvard Direct. This finished jewelry is fashion oriented and subject to styling trends that may change with each catalog season, of which there are several each year. Typically in the jewelry industry, slow-moving or discontinued lines are sold as closeouts or liquidated in alternative sales channels. We review the finished jewelry inventory on an ongoing basis for any lower of cost or market and obsolescence issues and have concluded that no such finished jewelry inventory reserve requirements relating to our new line of finished jewelry featuring moissanite and fashion finished jewelry products existed as of December 31, 2012.  During the year ended December 31, 2013, we identified certain fashion finished jewelry inventory that could not be sold due to damage or branding issues, and established an obsolescence reserve of $128,000 for the carrying costs in excess of any estimated scrap values.  No reserve requirement relating to our finished jewelry featuring moissanite existed as of December 31, 2013.

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

Accounts Receivable Reserves - Estimates are used to determine the amount of two reserves against trade accounts receivable. The first reserve is an allowance for sales returns. At the time revenue is recognized, we estimate future returns using a historical return rate that is reviewed quarterly with consideration of any contractual return privileges granted to customers, and we reduce sales and trade accounts receivable by this estimated amount. The allowance for sales returns was $1.19 million and $463,000 at December 31, 2013 and 2012, respectively.

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

Any accounts with significant balances are reviewed separately to determine an appropriate allowance based on the facts and circumstances of the specific account. During our reviews for 2013 and 2012, we analyzed several of our slower-paying customers and determined that no additional reserves were necessary. Based on these criteria, we determined that allowances for doubtful accounts receivable of $522,000 and $549,000 at December 31, 2013 and 2012, respectively, were required.

Deferred Tax Assets - U.S. GAAP guidance requires that all deferred tax assets of the company be assessed to determine if a valuation allowance is required. A valuation allowance is required if it is determined that it is more likely than not, or greater than a 50% probability, that some portion or all of the deferred tax assets will not be realized. The guidance states further that “forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years.” Based on our tax losses in tax years prior to 2012 and the lack of verifiable positive evidence of sufficient future taxable income to fully use our net operating loss carryforward and other deferred tax assets, we established valuation allowances against all U.S. deferred tax assets of $4.43 million as of December 31, 2011. As of each reporting date, management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. For the years ended December 31, 2013 and 2012, cumulative positive taxable income over the last three years had been generated, offsetting the negative evidence of cumulative losses in previous years. We also determined that our expectations of future taxable income in upcoming tax years would be sufficient to result in full utilization of these net operating loss carryforwards and deferred tax assets prior to any statutory expiration. As a result, management determined that sufficient positive evidence exist as of December 31, 2013 and 2012 to conclude that it is more likely than not deferred tax assets of $4.04 million and $3.73 million, respectively, are realizable, and we reduced our valuation allowance accordingly. The reduction of the valuation allowances against these deferred tax assets resulted in an income tax benefit during the years ended December 31, 2013 and 2012 of $1,000 and $3.73 million, respectively. A valuation allowance remained at December 31, 2013 and 2012 against certain deferred tax assets relating to state net operating loss carryforwards from our e-commerce and home party operating subsidiaries due to the timing uncertainty of when the subsidiaries will generate cumulative positive taxable income to utilize the associated deferred tax assets. A valuation allowance also remained at December 31, 2013 and 2012 against certain deferred tax assets relating to investment loss carryforwards because our current investments were classified as held-to-maturity as of December 31, 2012, indicating they would be redeemed at par value, and they did not generate gains sufficient to utilize the associated deferred tax assets when they matured in 2013.

Our deferred tax assets in Hong Kong were fully reserved with a valuation allowance of $996,000 as of December 31, 2013 and 2012 and had been fully reserved in all prior periods due to the uncertainty of future taxable income in this jurisdiction to utilize the deferred tax assets. Our Hong Kong subsidiary ceased operations during 2008 and became a dormant entity during 2009. If we use any portion of our deferred tax assets in future periods, the valuation allowance would need to be reversed and may impact our future operating results.

Uncertain Tax Positions - Effective January 1, 2007, we adopted U.S. GAAP guidance regarding the de-recognition, classification, accounting in interim periods, and disclosure requirements for uncertain tax positions. Determining which tax positions qualify as uncertain positions and the subsequent accounting for these positions requires significant estimates and assumptions. Our net accrued income tax liability under the provisions of this guidance was $395,000 and $384,000 at December 31, 2013 and 2012, respectively. This liability is only resolved when we obtain an official ruling from the tax authority on the positions or when the statute of limitations expires.  Our liability increased by $11,000 for accrued interest on these positions.

Cooperative Advertising - We offer a cooperative advertising program to many of our wholesale customers that reimburses, via a credit towards future purchases, a portion of their marketing costs based on their net purchases from us. At the end of any given period, we estimate the amount of cooperative advertising expense that has not yet been submitted for credit by our customers. These amounts were $188,000 and $200,000 at December 31, 2013 and 2012, respectively. We estimate this amount based on our historical experience with each customer and the related contractual arrangements to provide certain levels of cooperative advertising for our customers. Any differences in actual amounts to our estimates will result in a charge or credit to sales and marketing expenses.

Revenue Recognition - Revenue is recognized when title transfers at the time of shipment from our or a third-party fulfillment company’s facility, excluding consignment shipments as discussed below; evidence of an arrangement exists; pricing is fixed and determinable; and collectability is reasonably assured. Our standard wholesale customer payment terms are generally between 30 and 90 days, though we may offer extended terms with specific customers and on significant orders from time to time. Some wholesale customers and all direct-to-consumer customers are required to prepay prior to shipment. At the time revenue is recognized, an allowance for estimated returns is established. Any change in the allowance for returns is charged against net sales. Our return policy allows for the return of loose jewels and finished jewelry for credit generally within 30 days of shipment and must be returned for a valid reason, such as quality problems or an error in shipment. From time to time, some wholesale customers may have a contractual right to return a certain percentage of goods for any reason for specified periods of time. In these instances, we only recognize revenue when the contractual right of return is exhausted. Periodically, we ship finished goods inventory to wholesale customers on consignment terms. Under these terms, the customer assumes the risk of loss and has an absolute right of return for a specified period that typically ranges from six months to one year. Our wholesale customers are generally required to make payments on consignment shipments within 60 days upon the customer informing us that it will keep the inventory. Accordingly, we do not recognize revenue on these consignment transactions until the earlier of (1) the customer informing us that it will keep the inventory or (2) the expiration of the right of return period.

Recent Accounting Pronouncements - See Note 2 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Results of Operations

The following table sets forth certain consolidated statements of operations data for the years ended December 31, 2013 and 2012.

	Year Ended December 31,
	2013	2012
Net sales	$28,487,187	$22,450,498
Costs and expenses:
Cost of goods sold	14,600,177	9,971,663
Sales and marketing	9,867,425	7,443,784
General and administrative	5,476,939	4,756,432
Research and development	24,903	17,013
Loss on abandonment of assets	98,027	2,016
Total costs and expenses	30,067,471	22,190,908
(Loss) income from operations	(1,580,284)	259,590
Other income (expense):
Interest income	22,007	69,520
Interest expense	(2,106)	(1,260)
Total other income	19,901	68,260
(Loss) income before income taxes	(1,560,383)	327,850
Income tax net benefit	269,285	4,049,804
Net (loss) income	$(1,291,098)	$4,377,654

Consolidated Net Sales

Consolidated net sales for the years ended December 31, 2013 and 2012 comprise the following:

	Year Ended December 31,		Change
	2013	2012	Dollars	Percent
Loose jewels	$18,483,995	$14,991,398	$3,492,597	23%
Finished jewelry	10,003,192	7,459,100	2,544,092	34%
Total consolidated net sales	$28,487,187	$22,450,498	$6,036,689	27%

Consolidated net sales were $28.49 million for the year ended December 31, 2013 compared to $22.45 million for the year ended December 31, 2012, an increase of $6.04 million, or 27%. The improvement in 2013 consolidated net sales was due primarily to an increase in loose jewel sales to our wholesale customer base resulting from the June 2012 launch of our new whiter Forever Brilliant® moissanite jewel and the growth of our wholesale customers’ moissanite finished jewelry lines with styles that include both Forever Brilliant® and our loose jewel standard grades. The improvement in 2013 consolidated net sales was also attributable to a significant increase in loose jewel sales to our domestic and international distributors; and the growth of our direct-to-consumer businesses, Moissanite.com and Lulu Avenue®, which collectively increased 78% to $2.91 million. We anticipate orders and related sales of both loose moissanite jewels and finished jewelry in both our wholesale distribution segment and direct-to-consumer distribution segment will improve as we continue to execute our growth strategies.

Sales of loose jewels represented 65% and 67% of total consolidated net sales for the years ended December 31, 2013 and 2012, respectively. For the year ended December 31, 2013, loose jewel sales were $18.48 million compared to $14.99 million for the year ended December 31, 2012, an increase of $3.49 million, or 23%. This increase was primarily attributable to orders received from our wholesale customer base upon the June 2012 launch of our new whiter Forever Brilliant® moissanite jewel as well as increased orders for Forever Brilliant® and other grades of loose jewels resulting from the growth of our wholesale customers’ moissanite finished jewelry lines.

Sales of finished jewelry represented 35% and 33% of total consolidated net sales for the years ended December 31, 2013 and 2012, respectively. For the year ended December 31, 2013, finished jewelry sales were $10.0 million compared to $7.46 million for the year ended December 31, 2012, an increase of $2.54 million, or 34%. This increase was attributable to our ongoing expansion into the finished jewelry business through the creation of new sales channels, including televised home shopping networks in our wholesale distribution segment and the growth of our e-commerce and home party businesses in our direct-to-consumer distribution segment. In the years ended December 31, 2013 and 2012, we experienced a higher degree of seasonality in the fourth quarter than we have previously experienced in prior years primarily as a result of Christmas and holiday season wholesale finished jewelry sales to television shopping networks. In the fourth quarter of 2012 and 2013, we also experienced a higher level of sales to end consumers through our direct-to-consumer e-commerce website, Moissanite.com. In future periods as sales of our finished jewelry increase to retailers and directly to consumers, both in dollars and as a percent of total sales, we anticipate a seasonality trend more typical with the retail jewelry industry, and these factors may significantly affect our results of operations in a given quarter.

U.S. net sales accounted for approximately 73% and 75% of total consolidated net sales during the years ended December 31, 2013 and 2012, respectively. U.S. net sales increased 23% during 2013 primarily due to an increase in loose jewel sales to our wholesale customer base resulting from the launch of our new whiter Forever Brilliant® moissanite jewel and the growth of our wholesale customers’ moissanite finished jewelry lines. The increase in U.S. sales was also attributable to an increase in  our direct-to-consumer businesses, Moissanite.com and Lulu Avenue®.

Our largest U.S. customer during the year ended December 31, 2013 accounted for 19% of our total consolidated sales compared to 27% during the year ended December 31, 2012.  A second U.S. customer accounted for 11% of our total consolidated sales during the year ended December 31, 2012 but did not account for more than 10% of our total consolidated sales during the year ended December 31, 2013. No additional U.S. customers accounted for more than 10% of total consolidated sales in 2013 or 2012. We expect that we will remain dependent on our ability, and that of our largest customers, to maintain and enhance retail programs. A change in or loss of any of these customer or retailer relationships could have a material adverse effect on our results of operations.

International net sales accounted for approximately 27% and 25% of total consolidated net sales during the years ended December 31, 2013 and 2012, respectively. International net sales increased 40% during 2013 primarily as a result of restocking orders from our existing international wholesale customer base due to the growth of their moissanite businesses. No international customers accounted for more than 10% of total consolidated sales in 2013 or 2012. A portion of our international consolidated sales represents jewels sold internationally that may be re-imported to U.S. retailers. Our top three international distributors by sales volume during the year ended December 31, 2013 were located in Hong Kong.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the years ended December 31, 2013 and 2012 are as follows:

	Year Ended December 31,		Change
	2013	2012	Dollars	Percent
Product line cost of goods sold
Loose jewels	$7,646,375	$4,686,526	$2,959,849	63%
Finished jewelry	5,299,572	3,587,458	1,712,114	48%
Total product line cost of goods sold	12,945,947	8,273,984	4,671,963	56%
Non-product line cost of goods sold	1,654,230	1,697,679	(43,449)	-3%
Total cost of goods sold	$14,600,177	$9,971,663	$4,628,514	46%

Total cost of goods sold was $14.60 million for the year ended December 31, 2013 compared to $9.97 million for the year ended December 31, 2012, an increase of $4.63 million, or 46%. Product line cost of goods sold is defined as product cost of goods sold in each of our wholesale distribution and direct-to-consumer distribution operating segments excluding non-capitalized expenses from our manufacturing and production control departments, comprising personnel costs, depreciation, rent, utilities, and corporate overhead allocations; freight out; inventory valuation allowance adjustments; and other inventory adjustments, comprising costs of quality issues, damaged goods, and inventory write-offs.

The increase in cost of goods sold was primarily due to a $2.96 million increase in loose jewel product line cost of goods sold resulting from the 23% increase in loose jewel sales and lower margins on loose jewel sales, a $1.71 million increase in finished jewelry product line cost of goods sold resulting from the 34% increase in finished jewelry sales and lower margins on finished jewelry sales, offset partially by a net decrease in non-product line cost of goods sold of $43,000. The net decrease in non-product line cost of goods sold comprises a $510,000 net increase in other inventory adjustments related to costing and quantity corrections; a $171,000 increase in inventory valuation adjustments, including inventory shrinkage, recuts, repairs, and scrap reserves; and a $90,000 increase in freight out; offset by a decrease of $815,000 in non-capitalized manufacturing and production control expenses primarily due to higher overhead capitalization rates to reflect increased inventory production and levels at year end.

Information technology-related costs were historically included in general and administrative expenses. Beginning in 2013, as our information technology expenses increased to support a larger organization, our management determined that certain information technology shared resource expenses should be contained in one department, with these expenses then allocated based on headcount to other departments to more accurately assign operating costs between our wholesale and direct-to-consumer operating segments. The net result of this allocation of operating expenses in the year ended December 31, 2013 compared to the prior year were a $1.18 million aggregate decrease in general administrative expenses; a $698,000 aggregate increase in sales and marketing expenses; and a $484,000 aggregate increase in cost of goods sold. For the year ended December 31, 2013, the allocation to cost of goods sold, which is included as non-product line cost of goods sold, comprised $273,000 of compensation costs; $104,000 of depreciation and amortization expense; $67,000 of professional services; $36,000 of office-related expenses; and $4,000 of travel-related expenses.

Sales and Marketing

Sales and marketing expenses for the years ended December 31, 2013 and 2012 are as follows:

	Year Ended December 31,		Change
	2013	2012	Dollars	Percent
Sales and marketing	$9,867,425	$7,443,784	$2,423,641	33%

Sales and marketing expenses were $9.87 million for the year ended December 31, 2013 compared to $7.44 million for the year ended December 31, 2012, an increase of $2.42 million, or 33%.

The increase in sales and marketing expenses was primarily due to an $864,000 net increase in compensation costs; $582,000 net increase in advertising expenses; a $377,000 increase in professional services related to the addition of temporary personnel, consulting services, and the maintenance of software platforms for our direct-to-consumer e-commerce and home party lines of business; a $305,000 increase in office-related expenses to support a larger sales and marketing organization; a $214,000 increase in depreciation expense related to the Moissanite.com and Lulu Avenue® e-commerce websites; and a $73,000 increase in travel-related expenses resulting from new sales and marketing personnel and expanding business opportunities.  Compensation costs increased primarily as a result of merit salary adjustments that became effective in the first quarter of 2013 and new sales and marketing personnel added during 2013 in the aggregate of $563,000; an increase in stock-based compensation expense of $223,000; and an increase in bonus expense of $184,000.   These increases in compensation costs were offset in part by a decrease in commissions expense of $66,000, due to decreased sales and the timing of orders by specific customers under which commission plans of sales representatives are based; a decrease in severance expenses of $29,000; and a decrease in employee relocation costs of $11,000.

The increase in advertising expenses was primarily due to an increase in cooperative advertising expenses of $400,000 resulting primarily from the increase in sales of loose jewels compared to the same period in the prior year and management’s estimate of future utilization based on our historical experience with each customer and the related contractual arrangements to provide certain levels of cooperative advertising for our customers. Also contributing to the increase in advertising expenses were a $190,000 increase in agency expenses in support of brand awareness campaigns for all of our distribution channels; a $50,000 increase in targeted marketing, trade shows, and sponsorships; and a $2,000 increase in internet marketing, primarily in support of our Moissanite.com and Lulu Avenue®e-commerce websites.  These increases were offset by a $42,000 decrease in television media advertising due to a special allowance granted to a customer in 2012 in exchange for additional televised hours; and a decrease in print media advertising of $18,000 due primarily to a trade awareness campaign in late 2012 for our whiter Forever Brilliant® moissanite jewel.

As previously discussed, beginning in 2013, certain information technology-related costs historically included in general and administrative expenses are now allocated to sales and marketing expenses and cost of goods sold. For the year ended December 31, 2013 compared to the prior year, $698,000 in aggregate of information technology-related costs were allocated to sales and marketing expenses, comprising $392,000 of compensation costs; $151,000 of depreciation and amortization expense; $97,000 of professional services; $52,000 of office-related expenses; and $6,000 of travel-related expenses.

We expect our total sales and marketing expenses will continue to increase as sales increase, but the rate of growth should slow and become a lower percentage of sales as expenses more variable in nature, such as advertising and commissions, increase as part of our strategy to build sales; but fixed expenses, such as compensation costs, grow at a slower rate.

General and Administrative

General and administrative expenses for the years ended December 31, 2013 and 2012 are as follows:

	Year Ended December 31,		Change
	2013	2012	Dollars	Percent
General and administrative	$5,476,939	$4,756,432	$720,507	15%

General and administrative expenses were $5.48 million for the year ended December 31, 2013 compared to $4.76 million for the year ended December 31, 2012, an increase of $721,000, or 15%.

The increase in general and administrative expenses was primarily due to an $849,000 net increase in compensation costs; a $121,000 increase in legal professional services; a $72,000 increase in rent primarily related to a payment required to exit our existing lease; a $95,000 increase in consulting and professional services primarily relating to investor and public relations; a $26,000 increase in travel-related expenses associated with investor, customer, and supplier meetings; and a $21,000 increase in commercial insurance expenses.  These increases were offset in part by a $214,000 decrease in bad debt expense associated with our allowance for doubtful accounts reserve policy; a $105,000 decrease in depreciation and amortization expense; a $43,000 decrease in audit and tax professional services due to the completion of a voluntary disclosure agreement engagement in 2012; a $41,000 decrease in software maintenance agreements; a $30,000 decrease in office-related expenses; a $19,000 decrease in Board-related expenses as a result of fewer meetings than in the previous year and one less Board member; and a $11,000 decrease in personal property and franchise taxes.

Compensation costs increased due to an increase in stock-based compensation expense of $427,000, primarily due to the addition of two new executive officers; an increase in severance expense of $230,000 associated with the departure of an executive officer; an increase in salaries and related employee benefits in the aggregate of $120,000; and an increase in bonus expense of $83,000; offset in part by a decrease in employee relocation costs of $11,000.

As previously discussed, beginning in 2013, certain information technology-related costs historically included in general and administrative expenses are now allocated to sales and marketing expenses and cost of goods sold. For the year ended December 31, 2013 compared to the same period in the prior year, $1.18 million in aggregate of information technology-related costs were allocated from general and administrative expenses, comprising $665,000 of compensation costs; $255,000 of depreciation and amortization expense; $164,000 of professional services; $88,000 of office-related expenses; and $10,000 of travel-related expenses.

Research and Development

Research and development expenses for the years ended December 31, 2013 and 2012 are as follows:

	Year Ended December 31,		Change
	2013	2012	Dollars	Percent
Research and development	$24,903	$17,013	$7,890	46%

Research and development expenses were $25,000 for the year ended December 31, 2013 compared to $17,000 for the year ended December 31, 2012, an increase of $8,000, or 46%.

The increase in research and development expenses was primarily due to a $14,000 increase in compensation, offset by a $5,000 decrease in professional services and $1,000 decrease in office-related expenses.

Loss on Abandonment of Assets

Loss on abandonment of assets for the years ended December 31, 2013 and 2012 is as follows:

	Year Ended December 31,		Change
	2013	2012	Dollars	Percent
Loss on abandonment of assets	$98,027	$2,016	$96,011	4,762%

Loss on abandonment of assets was $98,000 for the year ended December 31, 2013 compared to $2,000 for the year ended December 31, 2012, an increase of $96,000, or 4,762%. During the second quarter of 2013, we transitioned our Lulu Avenue® direct sales front-end and back-office system to a new platform and abandoned the prior capitalized software modifications with a remaining book value of approximately $95,000 associated with the previous platform.   In addition, during the fourth quarter of 2013, we upgraded our phone systems, resulting in the disposal of our previous phone system and other related assets with a remaining book value of approximately $3,000.

Interest Income

Interest income for the years ended December 31, 2013 and 2012 is as follows:

	Year Ended December 31,		Change
	2013	2012	Dollars	Percent
Interest income	$22,007	$69,520	$(47,513)	-68%

Interest income was $22,000 for the year ended December 31, 2013 compared to $70,000 for the year ended December 31, 2012, a decrease of $48,000, or 68%.

The decrease in interest income resulted primarily from investing less cash in U.S. government agency securities due to the $3.25 million in such securities called during the year ended December 31, 2012 and holding on average less cash in interest-bearing money market accounts during 2013 as compared to 2012 with our continued investments in the direct-to-consumer distribution channels and additional inventory.

Provision for Income Taxes

We recognized an income tax net benefit of approximately $269,000 and $4.05 million for the years ended December 31, 2013 and 2012, respectively.

As of each reporting date, management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. For the years ended December 31, 2013 and 2012, cumulative positive taxable income over the last three tax years had been generated, offsetting the negative evidence of cumulative losses in previous years. We also determined that our expectations of future taxable income in upcoming tax years would be sufficient to result in full utilization of these net operating loss carryforwards and deferred tax assets prior to any statutory expiration. As a result, management determined that sufficient positive evidence existed as of December 31, 2013 and 2012 to conclude that it is more likely than not deferred tax assets of $4.04 million and $3.73 million, respectively, are realizable, and we reduced our valuation allowance accordingly. The reduction of the valuation allowances against these deferred tax assets resulted in an income tax benefit during the years ended December 31, 2013 and 2012 of approximately $1,000 and $3.73 million, respectively. A valuation allowance remained at December 31, 2013 and 2012 against certain deferred tax assets relating to state net operating loss carryforwards from our e-commerce and home party operating subsidiaries due to the timing uncertainty of when the subsidiaries will generate cumulative positive taxable income to utilize the associated deferred tax assets. A valuation allowance also remained at December 31, 2013 and 2012 against certain deferred tax assets relating to investment loss carryforwards because our current investments were classified as held-to-maturity as of December 31, 2012, indicating they would be redeemed at par value, and they did not generate gains sufficient to utilize the associated deferred tax assets when they matured in 2013.

During the year ended December 31, 2013, we recorded approximately $12,000 of income tax expense for estimated tax, penalties, and interest for other uncertain tax positions.

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

Our statutory tax rate is 37% and consists of the federal income tax rate of 34% and a blended state income tax rate of 3%, net of the federal benefit.

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of December 31, 2013, our principal sources of liquidity were cash and cash equivalents totaling $2.57 million, trade accounts receivable of $10.24 million, and short-term inventory of $13.07 million, as compared to cash and cash equivalents totaling $11.86 million, trade accounts receivable of $8.14 million, and short-term inventory of $8.44 million as of December 31, 2012. We had $500,000 of highly liquid U.S. government agency securities that matured during the year.  As described more fully below, we also have access to the $10 million Line of Credit.

During the year ended December 31, 2013, our working capital decreased by approximately $4.47 million to $23.54 million from $28.01 million at December 31, 2012. As described more fully below, the decrease in working capital at December 31, 2013 is primarily attributable to a decrease in cash and cash equivalents, a decrease in held-to-maturity investments, an increase in trade accounts payable, a net increase in accrued expenses and other liabilities, and a decrease in interest receivable, offset in part by an increase in trade accounts receivable, a greater allocation of inventory to short-term, and an increase in prepaid expenses and other assets.

During the year ended December 31, 2013, $9.31 million of cash was used in operations.  The primary drivers of negative cash flow were our net loss of $1.29 million that included $3.33 million of net non-cash charges, an increase in inventory of $9.88 million, an increase in trade accounts receivable of $2.83 million, and an increase in prepaid expenses and other assets of $261,000. These factors more than offset an increase in trade accounts payable of $1.56 million, and a net increase in accrued liabilities of $67,000.  Inventories increased primarily as a result of new raw material SiC crystals purchased during the year ended December 31, 2013 pursuant to the Cree Exclusive Supply Agreement; purchases of jewelry castings, findings, and other jewelry components; and production of moissanite gemstones, offset in part by sales during the year.  Prepaid expenses and other assets increased primarily as a result of deposits made during the year in advance of goods or services received. Accounts payable increased primarily as a result of the timing of costs incurred but not yet paid as of December 31, 2013 associated with inventory-related purchases and professional services incurred but not yet due under our vendors’ payment terms. Accounts receivable increased primarily as a result of extended wholesale customer payment terms that we offer from time to time that may not immediately increase liquidity as a result of current-period sales, offset in part from collection efforts during the year ended December 31, 2013.  We believe our competitors and other vendors in the wholesale jewelry industry have also expanded their use of extended payment terms and, in aggregate, we believe that by expanding our use of extended payment terms, we have provided a competitive response in our market and that our net sales have been favorably impacted. We are unable to estimate the impact of this program on our net sales, but if we ceased providing extended payment terms in select instances, we believe we would not be competitive for some wholesale customers in the marketplace and that our net sales and profits would likely decrease. We have not experienced any significant accounts receivable write-offs related to revenue arrangements with extended payment terms.

We manufactured approximately $13.86 million in loose jewels and $9.20 million in finished jewelry, which includes the cost of the loose jewels and the purchase of precious metals and labor in connection with jewelry production, during the year ended December 31, 2013. We expect our purchases of fashion finished jewelry, precious metals, and labor to increase as we increase our finished jewelry business. In addition, from the beginning of 2006 through the end of 2013, the price of gold has increased significantly (approximately 127%), resulting in higher retail price points for gold jewelry. Because the market price of gold and other precious metals is beyond our control, the recent upward price trends could continue and have a negative impact on our operating cash flow and margins as we manufacture finished jewelry.

Historically, our raw material inventories of SiC crystals had been purchased under exclusive supply agreements with a limited number of suppliers. Because the supply agreements restricted the sale of these crystals exclusively to us, the suppliers negotiated minimum purchase commitments with us that, when combined with our reduced sales during the periods when the purchase commitments were in effect, have resulted in levels of inventories that are higher than we might otherwise maintain. As of December 31, 2013, $29.34 million of our inventories were classified as long-term assets. Loose jewel sales and finished jewelry that we manufacture will utilize both the finished good loose jewels currently on hand and, as we deplete certain shapes and sizes, our on-hand raw material SiC crystals of $3.31 million and new raw material that we are purchasing from Cree.

In connection with the Cree Exclusive Supply Agreement, which expires in July 2015, we have committed to purchase from Cree a minimum of 50%, by dollar volume, of our raw material SiC crystal requirements. If our orders require Cree to expand beyond specified production levels, we must commit to purchase certain minimum quantities.

In February 2013, we entered into an amendment to a prior letter agreement with Cree, which provides a framework for our purchases of SiC crystals under the Cree Exclusive Supply Agreement. Pursuant to this amendment, we agreed to purchase at least $4.00 million of SiC crystals in an initial new order. After the initial new order, we have agreed to issue non-cancellable, quarterly orders that must equal or exceed a set minimum order quantity. Our total purchase commitment under the amendment (as subsequently  amended) until July 2015, including the initial new order, is dependent upon the grade of the material and ranges between approximately $7.64 million and approximately $18.56 million. During the year ended December 31, 2013, we purchased $12.56 million of raw material SiC crystals from Cree. We expect to use existing cash and cash equivalents and other working capital, together with future cash expected to be provided by operating activities and, if necessary, the Line of Credit, to finance this purchase commitment.

We made approximately $6,000 of income tax payments during the year ended December 31, 2013, consisting of an approximate $6,000 federal alternative minimum tax payment. As of December 31, 2013, we had approximately $881,000 of remaining federal income tax credits, $533,000 of which expire between 2018 and 2021 and the balance without an expiration, which can be carried forward to offset future income taxes. As of December 31, 2013, we also had a federal tax net operating loss carryforward of approximately $5.66 million expiring between 2020 and 2033, which can be used to offset against future federal taxable income, a North Carolina tax net operating loss carryforward of approximately $11.28 million expiring between 2023 and 2028, and various other state tax net operating loss carryforwards expiring between 2016 and 2033, which can be used to offset against future state taxable income.

On August 6, 2013, the Board authorized the extension of the Company’s share repurchase program for an additional 12 months. The program, which was originally authorized on November 13, 2009, authorizes the Company to repurchase up to 1,000,000 shares of the Company’s common stock until August 12, 2014 in open market or in privately negotiated transactions. The Company expects to use available cash to finance these purchases and will determine the timing and amount of stock repurchases based on the Company’s evaluation of market conditions, the market price of the Company’s common stock, and management’s assessment of the Company’s liquidity and cash flow needs. The Company has no obligations to repurchase shares under the program and the program may be suspended or terminated at any time. As of December 31, 2013, 809,213 shares of the Company’s common stock remain available for repurchase under the program.  We have not repurchased any shares under this program during the year ended December 31, 2013.

On September 20, 2013, we obtained the $10 million Line of Credit from PNC Bank for general corporate and working capital purposes. The Line of Credit is evidenced by a Committed Line of Credit Note, dated September 20, 2013, or the Note, which matures on June 15, 2015. Amounts outstanding under the Note accrue interest at the 1-month LIBOR rate (adjusted daily) plus 1.50%, calculated on an actual / 360 basis and payable monthly in arrears. Amounts outstanding during an event of default accrue interest at a rate 3.00% in excess of the standard rate, and late payments are subject to a 5.00% late charge. The Note may be repaid in whole or in part at any time, without penalty or premium.

The Line of Credit is also governed by a loan agreement, dated September 20, 2013, or the Loan Agreement, and is guaranteed by Charles & Colvard Direct and Moissanite.com, , as our wholly-owned subsidiaries. The Line of Credit is secured by a lien on substantially all of our assets, including those of our subsidiaries.  Under the Loan Agreement, we are required to comply with the following financial covenants, each tested on a quarterly basis: (1) interest coverage ratio, (2) funded debt to EBITDA ratio, and (3) ratio of current assets to funded debt. The Loan Agreement contains other customary covenants and representations, including a financial reporting covenant and limitations on dividends, debt, contingent obligations, liens, loans, investments, mergers, acquisitions, divestitures, subsidiaries, and change in control.

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

As of March 24, 2014, we have not taken any advances against the Line of Credit.  We believe that our existing cash and cash equivalents and other working capital, together with future cash expected to be provided by operating activities, will be sufficient to meet our working capital and capital expenditure needs over the next 12 months. Our future capital requirements and the adequacy of available funds will depend on many factors, including our rate of sales growth; the expansion of our sales and marketing activities, including the operating capital needs of our wholly owned subsidiaries; the timing and extent of raw materials and labor purchases in connection with loose jewel production to support our moissanite jewel business and precious metals and labor purchases in connection with jewelry production to support our finished jewelry business; the timing of capital expenditures; and risk factors described in more detail in “Risk Factors” in this report and in Part I, Item 1A of this Annual Report on Form 10-K. We obtained the Line of Credit to mitigate these risks to our cash and liquidity position.  Also, we may make investments in, or acquisitions of, complementary businesses, which could also require us to seek additional equity or debt financing.

Off-Balance Sheet Arrangements

We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of December 31, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

We have entered into an operating lease for approximately 16,500 square feet of mixed-use space, which we currently occupy, from an unaffiliated third party for our offices and manufacturing facility in the normal course of business. We have also entered into an operating lease that has not yet commenced, for approximately 36,350 square feet of mixed-use space, of which we will not take occupancy until 2014, from an unaffiliated third party for our offices and manufacturing facility in the normal course of business. These types of arrangements are often referred to as a form of off-balance sheet financing.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Charles & Colvard, Ltd.
Morrisville, North Carolina

We have audited the accompanying consolidated balance sheets of Charles & Colvard, Ltd. as of December 31, 2013 and 2012 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Charles & Colvard, Ltd. at December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP
Raleigh, North Carolina

March 27, 2014

CHARLES & COLVARD, LTD.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$2,573,405	$11,860,842
Accounts receivable, net	10,244,732	8,138,358
Interest receivable	-	694
Held-to-maturity investments	-	505,068
Inventory, net	13,074,428	8,442,430
Prepaid expenses and other assets	951,635	737,406
Deferred income taxes	1,197,832	1,211,772
Total current assets	28,042,032	30,896,570
Long-term assets:
Inventory, net	29,337,674	24,353,580
Property and equipment, net	1,717,692	1,746,792
Intangible assets, net	325,867	346,732
Deferred income taxes	2,841,891	2,520,818
Other assets	58,696	12,199
Total long-term assets	34,281,820	28,980,121
TOTAL ASSETS	$62,323,852	$59,876,691

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,670,551	$2,112,585
Accrued cooperative advertising	188,000	200,000
Accrued expenses and other liabilities	642,186	574,522
Total current liabilities	4,500,737	2,887,107
Long-term liabilities:
Accrued income taxes	395,442	383,730
Total liabilities	4,896,179	3,270,837
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value; 50,000,000 shares authorized; 20,197,301 and 19,654,050 shares issued and outstanding at December 31, 2013 and 2012, respectively	53,949,001	53,318,044
Additional paid-in capital – stock-based compensation	9,940,980	8,459,020
Accumulated deficit	(6,462,308)	(5,171,210)
Total shareholders’ equity	57,427,673	56,605,854
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$62,323,852	$59,876,691

See Notes to Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012
Net sales	$28,487,187	$22,450,498
Costs and expenses:
Cost of goods sold	14,600,177	9,971,663
Sales and marketing	9,867,425	7,443,784
General and administrative	5,476,939	4,756,432
Research and development	24,903	17,013
Loss on abandonment of assets	98,027	2,016
Total costs and expenses	30,067,471	22,190,908
(Loss) income from operations	(1,580,284)	259,590
Other income (expense):
Interest income	22,007	69,520
Interest expense	(2,106)	(1,260)
Total other income	19,901	68,260
(Loss) income before income taxes	(1,560,383)	327,850
Income tax net benefit	269,285	4,049,804
Net (loss) income	$(1,291,098)	$4,377,654

Net (loss) income per common share:
Basic	$(0.06)	$0.22
Diluted	$(0.06)	$0.22

Weighted average number of shares used in computing net (loss) income per common share:
Basic	19,904,170	19,581,670
Diluted	19,904,170	19,967,271

See Notes to Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital –		Total
	Number of Shares	Amount	Stock-Based Compensation	Accumulated Deficit	Shareholders’ Equity
Balance at December 31, 2011	19,454,689	$52,833,716	$7,767,877	$(9,548,864)	$51,052,729
Stock-based compensation	-	-	1,017,078	-	1,017,078
Issuance of restricted stock	113,593	-	-	-	-
Stock option exercises	85,768	484,328	(325,935)	-	158,393
Net income	-	-	-	4,377,654	4,377,654
Balance at December 31, 2012	19,654,050	$53,318,044	$8,459,020	$(5,171,210)	$56,605,854
Stock-based compensation	-	-	1,678,107	-	1,678,107
Issuance of restricted stock	345,403	-	-	-	-
Stock option exercises	197,848	630,957	(210,015)	-	420,942
Tax effect of stock based compensation	-	-	13,868	-	13,868
Net (loss)	-	-	-	(1,291,098)	(1,291,098)
Balance at December 31, 2013	20,197,301	$53,949,001	$9,940,980	$(6,462,308)	$57,427,673

See Notes to Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,291,098)	$4,377,654
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	862,683	608,165
Amortization of bond premium	5,068	5,331
Stock-based compensation	1,678,107	1,017,078
Provision for uncollectible accounts	3,690	245,582
Provision for sales returns	723,000	307,000
Provision for inventory reserves	264,000	102,000
Benefit for deferred income taxes	(307,133)	(3,732,590)
Loss on abandonment of assets	98,027	2,016
Changes in assets and liabilities:
Accounts receivable	(2,833,064)	(2,626,176)
Interest receivable	694	11,415
Inventory	(9,880,092)	2,109,079
Prepaid expenses and other assets, net	(260,726)	(316,130)
Accounts payable	1,557,966	1,051,648
Accrued cooperative advertising	(12,000)	(13,000)
Accrued income taxes	11,712	(357,915)
Other accrued liabilities	67,664	(6,487)
Net cash (used in) provided by operating activities	(9,311,502)	2,784,670

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(800,367)	(868,986)
Proceeds from call of long-term investments	500,000	3,250,000
Patent, license rights, and trademark costs	(110,378)	(164,936)
Net cash (used in) provided by investing activities	(410,745)	2,216,078

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock option exercises	420,942	158,393
Tax effect of stock based compensation	13,868	-
Net cash provided by financing activities	434,810	158,393

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,287,437)	5,159,141
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,860,842	6,701,701
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,573,405	$11,860,842

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$2,106	$1,260
Cash paid during the year for income taxes	$5,570	$52,523

See Notes to Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

Charles & Colvard, Ltd. (the “Company”), a North Carolina corporation founded in 1995, manufactures, markets, and distributes Charles & Colvard Created Moissanite® jewels (hereinafter referred to as moissanite or moissanite jewels), finished jewelry featuring moissanite, and fashion finished jewelry for sale in the worldwide jewelry market. Moissanite, also known by its chemical name of silicon carbide (“SiC”), is a rare mineral first discovered in a meteor crater. Because naturally occurring SiC crystals are too small for commercial use, larger crystals must be grown in a laboratory. Leveraging its advantage of being the sole source worldwide of created moissanite jewels, the Company’s strategy is to establish itself with reputable, high-quality, and sophisticated brands and to position moissanite as an affordable, luxurious alternative to other gemstones, such as diamond. The Company believes this is possible due to moissanite’s exceptional brilliance, fire, luster, durability, and rarity like no other jewel available on the market. The Company sells loose moissanite jewels and finished jewelry at wholesale to distributors, manufacturers, and retailers and at retail to end consumers through its wholly owned operating subsidiaries Moissanite.com, LLC and Charles & Colvard Direct, LLC.

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation - The accompanying consolidated financial statements as of and for the years ended December 31, 2013 and 2012 include the accounts of the Company and its wholly owned subsidiaries Moissanite.com, LLC, formed in 2011; Charles & Colvard Direct, LLC, formed in 2011; and Charles & Colvard (HK) Ltd., the Company’s Hong Kong subsidiary that became a dormant entity in the second quarter of 2009 and the operations of which ceased in 2008. All intercompany accounts have been eliminated.

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

Reclassifications - Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation.  These reclassifications primarily relate to segment reporting of revenues and costs of goods sold, with other product line revenues and costs allocated across both loose jewel and finished jewelry product lines.  Previously, all amounts for other product lines were included in the loose jewel revenues and product cost of goods sold.

Cash and Cash Equivalents - All highly liquid investments with an original maturity of three months or less from the date of purchase are considered to be cash equivalents.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments, and trade accounts receivable. The Company maintains cash, cash equivalents, and investments with high-quality financial institutions and invests in low-risk securities, primarily money market funds or long-term United States (“U.S.”) government agency obligations. At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurable limits. The Company has never experienced any losses related to these balances. All of the Company’s non-interest bearing cash balances were fully insured at December 31, 2013.  Interest-bearing amounts on deposit in excess of FDIC insurable limits at December 31, 2013 approximated $270,000.

Trade receivables potentially subject the Company to credit risk. The Company’s standard wholesale customer payment terms on trade receivables are generally between 30 and 90 days, though it may offer extended terms with specific customers and on significant orders from time to time. The Company believes its competitors and other vendors in the wholesale jewelry industry have also expanded their use of extended payment terms and, in aggregate, the Company believes that by expanding its use of extended payment terms, it has provided a competitive response in its market and that its net sales have been favorably impacted. The Company is unable to estimate the impact of this program on its net sales, but if it ceased providing extended payment terms in select instances, the Company believes it would not be competitive for some wholesale customers in the marketplace and that its net sales and profits would likely decrease. The Company extends credit to its customers based upon a number of factors, including an evaluation of the customer’s financial condition and credit history, the customer’s payment history with the Company, the customer’s reputation in the trade, and/or an evaluation of the Company’s opportunity to introduce its moissanite jewels or finished jewelry featuring moissanite to new or expanded markets. Collateral is not generally required from customers. The need for an allowance for doubtful accounts is determined based upon factors surrounding the credit risk of specific customers, historical trends, and other information. The Company has not experienced any significant accounts receivable write-offs related to revenue arrangements with extended payment terms.

See Note 12, “Major Customers and Concentration of Credit Risk,” for further discussion of credit risk within trade accounts receivable.

Accounts Receivable Reserves - Estimates are used to determine the amount of two reserves against trade accounts receivable. The first reserve is an allowance for sales returns. At the time revenue is recognized, the Company estimates future returns using a historical return rate that is reviewed quarterly with consideration of any contractual return privileges granted to customers, and it reduces sales and trade accounts receivable by this estimated amount. The allowance for sales returns was $1.19 million and $463,000 at December 31, 2013 and 2012, respectively.

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

Any accounts with significant balances are reviewed separately to determine an appropriate allowance based on the facts and circumstances of the specific account. During its reviews for 2013 and 2012, the Company analyzed several of its slower-paying customers and determined that no additional reserves were necessary. Based on these criteria, management determined that allowances for doubtful accounts receivable of $522,000 and $549,000 at December 31, 2013 and 2012, respectively, were required.

The following is a reconciliation of the allowance for doubtful accounts:

	Year Ended December 31,
	2013	2012
Balance, beginning of period	$549,000	$380,000
Additions charged to operations	3,690	245,582
Write-offs, net of recoveries	(30,690)	(76,582)
Balance, end of period	$522,000	$549,000

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

The Company reassesses the appropriateness of the classification of its investments at the end of each reporting period. The Company determined that its debt securities should be classified as held-to-maturity as of December 31, 2012. This classification was based upon management’s determination that it has the positive intention and ability to hold the securities to maturity, as the underlying cash invested in these securities is not required for current operations.  The Company did not have debt securities as of December 31, 2013 and did not have any gains or losses on their disposal in 2013.

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

The Company’s work-in-process inventories include raw SiC crystals on which processing costs, such as labor and sawing, have been incurred; and components, such as metal castings and finished good moissanite jewels,that have been issued to jobs in the manufacture of finished jewelry. The Company’s moissanite jewel manufacturing process involves the production of intermediary shapes, called “preforms,” that vary depending upon the size and shape of the finished jewel. To maximize manufacturing efficiencies, preforms may be made in advance of current finished inventory needs but remain in work-in-process inventories. As of December 31, 2013 and 2012, work-in-process inventories issued to active production jobs approximated $4.09 million and $1.12 million, respectively.

The Company has historically sold one grade of jewel that is classified as very good (“VG”) and consists of near-colorless jewels that meet certain standards. Previously, only VG jewels were valued in inventory. During the first quarter of 2010, the Company began a project of sorting its jewels into multiple grades and identified several customers for the sale of lower grades of loose jewels and finished jewelry containing these jewels. As a result, various costs associated with this loose jewel inventory incurred subsequent to the identification of this market have been capitalized.  The Company currently sorts its loose jewels based on grade and costs are capitalized accordingly.

All inventories are carefully reviewed for quality standards before they are entered into finished goods. As conditions warrant, the Company’s grading standards change. The Company reviews the inventory on an ongoing basis to ensure its inventory meets current quality standards.

The Company’s jewels do not degrade in quality over time and inventory generally consists of the shapes and sizes most commonly used in the jewelry industry. In addition, the majority of jewel inventory is not mounted in finished jewelry settings and is therefore not subject to fashion trends nor is obsolescence a significant factor. The Company has very small market penetration in the worldwide jewelry market, and the Company has the exclusive right in the U.S. through mid-2015 and in many other countries through mid-2016 to produce and sell created SiC for use in jewelry applications. In view of the foregoing factors, management has concluded that no excess or obsolete loose jewel inventory reserve requirements existed as of December 31, 2013.

The Company manufactures finished jewelry featuring moissanite. Relative to loose moissanite jewels, finished jewelry is more fashion oriented and subject to styling trends that could render certain designs obsolete. The majority of the Company’s finished jewelry featuring moissanite is held in inventory for resale and consists of such basic designs as stud earrings, solitaire and three-stone rings, pendants, and bracelets that tend not to be subject to significant obsolescence risk due to their classic styling. In addition, the Company manufactures small individual quantities of designer-inspired moissanite fashion jewelry as part of its sample line that are used in the selling process to its wholesale customers.

In 2011, the Company began purchasing fashion finished jewelry comprised of base metals and non-precious gemstones for sale through Lulu Avenue®, the direct-to-consumer home party division of its wholly owned operating subsidiary, Charles & Colvard Direct, LLC. This finished jewelry is fashion oriented and subject to styling trends that may change with each catalog season, of which there are several each year. Typically in the jewelry industry, slow-moving or discontinued lines are sold as closeouts or liquidated in alternative sales channels. The Company reviews the finished jewelry inventory on an ongoing basis for any lower of cost or market and obsolescence issues and has concluded that no such finished jewelry inventory reserve requirements relating to the Company’s new line of finished jewelry featuring moissanite and fashion finished jewelry products existed as of December 31, 2012.  As of December 31, 2013, the Company identified certain fashion finished jewelry inventory that could not be sold due to damage or branding issues, and established an obsolescence reserve of $128,000 for the carrying costs in excess of any estimated scrap values.  No reserve requirement relating to the Company’s finished jewelry featuring moissanite existed as of December 31, 2013.

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

Impairment of Long-Lived Assets - The Company evaluates the recoverability of its long-lived assets by reviewing them for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of the asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount exceeds the fair value and is recognized as an operating expense in the period in which the determination is made. Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell. As of December 31, 2013, the Company did not identify any indicators of long-lived asset impairment.

In addition to the recoverability assessment, the Company routinely reviews the remaining estimated useful lives of its long-lived assets. Any reduction in the useful-life assumption will result in increased depreciation and amortization expense in the period when such determination is made, as well as in subsequent periods. During the year ended December 31, 2013, the useful lives of leasehold improvements associated with the Company’s current lease were adjusted to the length of the lease term through July 2014.  The additional depreciation recognized in 2013 as a result of the shortened lives is approximately $58,000.

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

The Company also offers a cooperative advertising program to certain of its wholesale customers that reimburses, via a credit towards future purchases, a portion of their marketing costs based on the customers’ net purchases from the Company and is subject to the customer providing documentation of all advertising performed that includes the Company’s products. For the years ended December 31, 2013 and 2012, these amounts were approximately $1.03 million and $626,000, respectively, and are included as a component of sales and marketing expenses.

Advertising expenses, inclusive of the cooperative advertising program, for the years ended December 31, 2013 and 2012 were approximately $2.74 million and $2.16 million, respectively.

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

Other Comprehensive Income - For the years ended December 31, 2013 and 2012, the Company did not have any other comprehensive income.

Net (Loss) Income per Common Share - Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the periods. Diluted net (loss) income per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. Common equivalent shares consist of stock options that are computed using the treasury stock method.

The following table reconciles the differences between the basic and diluted net (loss) income per share presentations:
	Year Ended December 31,
	2013	2012
Numerator:
Net (loss) income	$(1,291,098)	$4,377,654

Denominator:
Weighted average common shares outstanding:
Basic	19,904,170	19,581,670
Stock options	-	385,601
Diluted	19,904,170	19,967,271

Net (loss) income per common share:
Basic	$(0.06)	$0.22
Diluted	$(0.06)	$0.22

For the years ended December 31, 2013 and 2012 stock options to purchase approximately 1.20 million and 354,000 shares, respectively, were excluded from the computation of diluted net (loss) income per common share because the exercise price of the stock options was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to net (loss) income per common share.

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

Summary financial information by reporting segment is as follows:

	Year Ended December 31, 2013
	Wholesale	Direct-to- Consumer	Total
Net sales
Loose jewels	$18,136,062	347,933	18,483,995
Finished jewelry	7,438,340	2,564,852	10,003,192
Total	$25,574,402	2,912,785	28,487,187

Product line cost of goods sold
Loose jewels	$7,588,838	57,537	7,646,375
Finished jewelry	4,094,157	1,205,415	5,299,572
Total	$11,682,995	1,262,952	12,945,947

Product line gross profit
Loose jewels	$10,547,224	290,396	10,837,620
Finished jewelry	3,344,183	1,359,437	4,703,620
Total	$13,891,407	1,649,833	15,541,240

Operating income (loss)	$3,652,153	(5,232,437)	(1,580,284)

Depreciation and amortization	$481,993	380,690	862,683

Total assets	$61,702,449	621,403	62,323,852

Capital expenditures	$744,679	55,688	800,367

	Year Ended December 31, 2012
	Wholesale	Direct-to- Consumer	Total
Net sales
Loose jewels	$14,770,191	$221,207	$14,991,398
Finished jewelry	6,044,727	1,414,373	7,459,100
Total	$20,814,918	$1,635,580	$22,450,498

Product line cost of goods sold
Loose jewels	$4,551,052	$135,474	$4,686,526
Finished jewelry	2,884,728	702,730	3,587,458
Total	$7,435,780	$838,204	$8,273,984

Product line gross profit
Loose jewels	$10,219,139	$85,733	$10,304,872
Finished jewelry	3,159,999	711,643	3,871,642
Total	$13,379,138	$797,376	$14,176,514

Operating income (loss)	$4,370,028	$(4,110,438)	$259,590

Depreciation and amortization	$390,044	$218,121	$608,165

Total assets	$58,823,642	$1,053,049	$59,876,691

Capital expenditures	$425,736	$443,250	$868,986

A reconciliation of the Company’s product line cost of goods sold to cost of goods sold as reported in the consolidated financial statements is as follows:

	Year Ended December 31,
	2013	2012
Product line cost of goods sold	$12,945,947	$8,273,984
Non-capitalized manufacturing and production control expenses	532,928	1,348,029
Freight out	201,911	111,639
Inventory valuation allowances	264,000	93,000
Other inventory adjustments	655,391	145,011
Cost of goods sold	$14,600,177	$9,971,663

The Company’s net inventories by product line maintained in the parent entity’s wholesale distribution segment are as follows:
	December 31,
	2013	2012
Loose jewels
Raw materials	$3,311,375	$3,189,320
Work-in-process	9,526,769	3,650,322
Finished goods	20,002,881	19,074,526
Finished goods on consignment	32,948	75,131
Total	$32,873,973	$25,989,299

Finished jewelry
Raw materials	$270,043	$259,366
Work-in-process	764,355	250,628
Finished goods	8,117,035	5,451,178
Finished goods on consignment	299,514	748,022
Total	$9,450,947	$6,709,194

Supplies inventories of approximately $87,000 and $98,000 at December 31, 2013 and 2012, respectively, included in finished goods inventories in the consolidated financial statements are omitted from inventories by product line because they are used in both product lines and are not maintained separately. The Company’s operating subsidiaries comprising the direct-to-consumer distribution segment carry no net inventories, and inventory is transferred without intercompany markup from the parent entity’s wholesale distribution segment as product line cost of goods sold when sold to the end consumer.

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

	Year Ended December 31,
	2013	2012
Net sales
United States	$20,684,397	$16,869,397
International	7,802,790	5,581,101
Total	$28,487,187	$22,450,498

	December 31,
	2013	2012
Property and equipment, net
United States	$1,717,692	$1,746,792
International	-	-
Total	$1,717,692	$1,746,792

	December 31,
	2013	2012
Intangible assets, net
United States	$70,830	$152,038
International	255,037	194,694
Total	$325,867	$346,732

4.	INVESTMENTS

Investments consist of long-term U.S. government agency securities carried at amortized cost using the effective interest method. The Company classifies its marketable securities as held-to-maturity based upon management’s positive intention and ability to hold these securities until their maturity dates.  As of December 31, 2013, the Company did not hold any investments in marketable securities as they had matured and been converted to cash with no gain or loss.

As of December 31, 2012, the estimated fair value of the investments was greater than the amortized cost. Because management intended to hold the investments until their maturity dates, this unrealized gain was not recorded in the consolidated financial statements.

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

Assets that are measured at fair value on a non-recurring basis include property and equipment, leasehold improvements, and intangible assets, comprising patents, license rights, and trademarks. These items are recognized at fair value when they are considered to be impaired. Level 3 inputs are primarily based on the estimated future cash flows of the asset determined by market inquiries to establish fair market value of used machinery or future revenue expected to be generated with the assistance of patents, license rights, and trademarks.

6.	INVENTORIES

The Company’s total inventories, net of reserves, consisted of the following as of December 31, 2013 and 2012:

	December 31,
	2013	2012
Raw materials	$3,581,418	$3,448,686
Work-in-process	10,291,124	3,900,950
Finished goods	28,771,098	24,978,221
Finished goods on consignment	407,462	843,153
Less inventory reserves	(639,000)	(375,000)
Total	$42,412,102	$32,796,010

Short-term portion	$13,074,428	$8,442,430
Long-term portion	29,337,674	24,353,580
Total	$42,412,102	$32,796,010

Periodically, the Company ships finished goods inventory to wholesale customers on consignment terms. Under these terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. Finished goods on consignment at December 31, 2013 and 2012 are net of shrinkage reserves of $75,000 and $20,000, respectively, to allow for certain loose jewels and finished jewelry on consignment with wholesale customers that may not be returned or may be returned in a condition that does not meet the Company’s current grading or quality standards.

Total net loose jewel inventories at December 31, 2013 and 2012, including inventory on consignment net of reserves, were $32.87 million and $25.99 million, respectively. The loose jewel inventories at December 31, 2013 and 2012 include a shrinkage reserve of $2,000 and $36,000, respectively, including shrinkage reserves of $0 and $17,000, respectively, on inventory on consignment. Loose jewel inventories at December 31, 2013 and 2012 also include a recuts reserve of $172,000 and $109,000, respectively.

Total net jewelry inventories at December 31, 2013 and 2012, including inventory on consignment net of reserves, finished jewelry featuring moissanite manufactured by the Company since entering the finished jewelry business in 2010, and fashion finished jewelry purchased by the Company for sale through Lulu Avenue®, were $9.45 million and $6.71 million, respectively. Jewelry inventories consist primarily of finished goods, a portion of which includes the finished jewelry acquired by the Company as part of a January 2009 settlement agreement with a former manufacturer customer to reduce the outstanding receivable to the Company. The scrap reserve established for this acquired inventory at the time of the agreement is adjusted at each reporting period for the market price of gold and has generally declined as the associated jewelry is sold down, with a balance of $106,000 and $132,000 at December 31, 2013 and 2012, respectively. The finished jewelry inventories at December 31, 2013 and 2012 also include a shrinkage reserve of $180,000 and $53,000, respectively, including a shrinkage reserve of $75,000 and $3,000, respectively, on inventory on consignment; and finished jewelry inventories at December 31, 2013 and 2012 include a repairs reserve of $51,000 and $45,000, respectively.  During the year ended December 31, 2013, the Company identified certain fashion finished jewelry inventory that could not be sold due to damage or branding issues, and established an obsolescence reserve of $128,000 for the carrying costs in excess of any estimated scrap values.

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

7.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2013	2012
Computer software	$1,739,734	$1,626,618
Machinery and equipment	850,039	791,634
Computer hardware	820,535	468,615
Leasehold improvements	457,856	432,759
Furniture and fixtures	319,100	303,232
Total	4,187,264	3,622,858
Less accumulated depreciation	(2,469,572)	(1,876,066)
Property and equipment, net	$1,717,692	$1,746,792

Approximately $72,000 of computer software at December 31, 2012 related to the Purchase Agreement discussed in Note 6, “Inventories.” Management estimated the fair value to be approximately $81,000 with the difference allocated to other assets under the Purchase Agreement based on their relative fair values.

Depreciation expense for the years ended December 31, 2013 and 2012 was approximately $731,000 and $541,000, respectively.

8.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31,		Weighted Average Amortization Period
	2013	2012	(in Years)
Patents	$858,397	$748,939	2.4
Trademarks	51,356	50,437	3.6
License rights	6,718	6,718	0.8
Total	916,471	806,094
Less accumulated amortization	(590,604)	(459,362)
Intangible assets, net	$325,867	$346,732

Amortization expense for the years ended December 31, 2013 and 2012 was approximately $131,000 and $67,000, respectively. Amortization expense on existing intangible assets is estimated to be $147,000 per year for 2014, $121,000 for 2015, $49,000 for 2016, $8,000 for 2017, and $1,000 for 2018.

Approximately $36,000 and $7,000 of trademarks and license rights, respectively, at December 31, 2012 related to the Purchase Agreement discussed in Note 6, “Inventories.” Management estimated the fair values to be approximately $40,000 and $8,000, respectively, with the differences allocated to other assets under the Purchase Agreement based on their relative fair values.

9.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

In March 2004, the Company entered into a seven-year lease, beginning in August 2004, for approximately 16,500 square feet of mixed-use space from an unaffiliated third party at a base cost with escalations throughout the lease term plus additional common-area expenses based on the Company’s proportionate share of the lessor’s operating costs. The lease provided for two rent holidays, during which no rent was payable, and a moving allowance. In January 2011, the Company amended the lease effective January 1, 2011 to extend the term through January 2017 in exchange for a reduced rental rate and 50% rent abatement in the first 12 months of the extended term.  The amended lease includes 3% annual rent escalations and a one-time option to terminate the lease effective as of July 31, 2014. The Company exercised this right to terminate the lease by giving notice to the lessor prior to October 31, 2013.  The cost to terminate the lease effective July 31, 2014 was approximately $112,000, which the Company paid at the time notice was given to terminate the lease.  This amount reflects all unamortized lease transaction costs, including, without limitation, all rent abated since January 1, 2011, plus two months’ rent at the current rental rate.  On December 9, 2013, the Company entered into a Lease Agreement (the “Lease Agreement”) for a new corporate headquarters, which will occupy approximately 36,350 square feet of office, storage, and light manufacturing space. The Company intends to move its corporate headquarters to the leased property once certain improvements to the leased space are completed, which is currently expected to occur in April 2014 or later.  Included in the Lease Agreement is a 7-month rent abatement period expected to begin April 2014 or later through October 2014 or later.

The Company recognizes rent expense on a straight-line basis, giving consideration to the rent holidays, the moving allowance paid to the Company, and the rent abatement.

As of December 31, 2013, the Company’s future minimum payments under operating leases were as follows:

2014	174,560
2015	556,404
2016	571,705
2017	587,427
2018	603,581
Thereafter	1,692,451
Total	$4,186,128

Rent expense for the years ended December 31, 2013 and 2012 was approximately $336,000 and $196,000, respectively.

Purchase Commitments

On June 6, 1997, the Company entered into an amended and restated exclusive supply agreement with Cree, Inc. (“Cree”). The exclusive supply agreement had an initial term of ten years that was extended in January 2005 to July 2015. In connection with the amended and restated exclusive supply agreement, the Company has committed to purchase from Cree a minimum of 50%, by dollar volume, of its raw material SiC crystal requirements. If the Company’s orders require Cree to expand beyond specified production levels, the Company must commit to purchase certain minimum quantities. In February 2013, the Company entered into an amendment to a prior letter agreement with Cree, which provides a framework for the Company’s purchases of SiC crystals under the amended and restated exclusive supply agreement. Pursuant to this amendment, the Company agreed to purchase at least $4.00 million of SiC crystals in an initial new order. After the initial new order, the Company has agreed to issue non-cancellable, quarterly orders that must equal or exceed a set minimum order quantity. The total purchase commitment under the amendment (as subsequently amended) until July 2015, including the initial new order, is dependent upon the grade of the material and ranges between approximately $7.64 million and approximately $18.56 million.  During the year ended December 31, 2013, the Company purchased $12.56 million of raw material SiC crystals from Cree.

10.	LINE OF CREDIT

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

As of December 31, 2013, the Company has not taken any advances against the Line of Credit.

11.	SHAREHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, no par value. As of December 31, 2013 and 2012, it had 20,197,301 and 19,654,050 shares of common stock outstanding, respectively. Holders of common stock are entitled to one vote for each share held.

In November 2009, the Board of Directors authorized a repurchase program for up to 1,000,000 shares of the Company’s common stock. On August 6, 2013, the Board authorized the extension of the Company’s share repurchase program for an additional 12 months. The program, which was originally authorized on November 13, 2009, authorizes the Company to repurchase up to 1,000,000 shares of the Company’s common stock until August 12, 2014 in open market or in privately negotiated transactions. The Company expects to use available cash to finance these purchases and will determine the timing and amount of stock repurchases based on the Company’s evaluation of market conditions, the market price of the Company’s common stock, and management’s assessment of the Company’s liquidity and cash flow needs. The Company has no obligations to repurchase shares under the program and the program may be suspended or terminated at any time. As of December 31, 2013, the Company has repurchased an aggregate of 190,787 shares, and 809,213 shares of the Company’s common stock remain available for repurchase under the program.  The Company did not repurchase any shares under this program during the years ended December 31, 2013 and 2012.

Preferred Stock

The Board of Directors is authorized, without further shareholder approval, to issue up to 10,000,000 shares of preferred stock, no par value. The preferred stock may be issued from time to time in one or more series. No shares of preferred stock had been issued as of December 31, 2013.

Equity Compensation Plans

1997 Omnibus Stock Plan

In 1997, the Company adopted the 1997 Omnibus Stock Plan of Charles & Colvard, Ltd. (the “1997 Omnibus Plan”). The 1997 Omnibus Plan authorized the Company to grant stock options, stock appreciation rights, and restricted stock awards (collectively, “awards”) to selected employees, independent contractors, and directors of the Company and related corporations in order to promote a closer identification of their interests with those of the Company and its shareholders. All stock options granted under the 1997 Omnibus Plan have an exercise price equal to the market price of the Company’s common stock on the date the stock option was granted. Stock options granted to employees under the 1997 Omnibus Plan generally vest over three years and have terms of up to 10 years, with the exception of stock options granted in 2005 under the Executive Compensation Plan (which is governed by and subject to the 1997 Omnibus Plan) that vested immediately and stock options granted in 2006 under the Executive Compensation Plan that vested at the end of three years. Stock options granted to the Board of Directors under the 1997 Omnibus Plan generally vested over one year and have terms of up to 10 years. The terms of stock options granted to independent contractors varied depending on the specific grant, but the terms are no longer than 10 years. Restricted stock awards granted to members of the Board of Directors vested at the end of one year. The 1997 Omnibus Plan expired (with respect to future grants) on September 30, 2007. As of December 31, 2013 and 2012, there were 20,051 and 25,685 stock options outstanding under the 1997 Omnibus Plan, respectively.

2008 Stock Incentive Plan

In May 2008, the shareholders of the Company approved the adoption of the Charles & Colvard, Ltd. 2008 Stock Incentive Plan (the “2008 Plan”), which replaced the 1997 Omnibus Plan. The 2008 Plan authorizes the Company to grant stock options, stock appreciation rights, restricted stock, and other equity awards to selected employees, directors, and independent contractors. The aggregate number of shares of the Company’s common stock that may be issued pursuant to awards granted under the 2008 Plan shall not exceed the sum of 3,000,000 plus any shares of common stock subject to an award granted under the 1997 Omnibus Plan or any other stock incentive plan maintained by the Company prior to the 2008 Plan (each, a “Prior Plan”) that is forfeited, cancelled, terminated, expires, or lapses for any reason without the issuance of shares pursuant to the award, or shares subject to an award granted under a Prior Plan which shares are forfeited to, or repurchased or reacquired by, the Company. Stock options granted to employees under the 2008 Plan generally vest over three years and have terms of up to 10 years. The vesting schedules and terms of stock options granted to independent contractors vary depending on the specific grant, but the terms are no longer than 10 years. Restricted stock awards granted to members of the Board of Directors vest at the end of one year on the date of the Annual Meeting of Shareholders. The vesting schedules of restricted stock awards granted to employees or independent contractors vary depending on the specific grant but are generally three years or less. Only stock options and restricted stock have been granted under the 2008 Plan. As of December 31, 2013 and 2012, there were 1,186,846 and 1,122,162 stock options outstanding under the 2008 Plan, respectively.

Stock-Based Compensation

The following table summarizes the components of the Company’s stock-based compensation included in net income:

	Year Ended December 31,
	2013	2012
Employee stock options	$791,833	$483,534
Restricted stock awards	886,274	533,544
Income tax benefit	(309,607)	(193,442)
Total	$1,368,500	$823,636

No stock-based compensation was capitalized as a cost of inventory during the years ended December 31, 2013 and 2012.

Stock Options

The following is a summary of the stock option activity for the years ended December 31, 2013 and 2012:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2011	1,157,579	$2.16
Granted	146,136	$4.02
Exercised	(85,768)	$1.85
Forfeited	(44,098)	$2.71
Expired	(26,002)	$6.28
Outstanding, December 31, 2012	1,147,847	$2.31
Granted	436,002	$4.59
Exercised	(197,848)	$2.13
Forfeited	(101,831)	$2.47
Expired	(79,873)	$2.36
Outstanding, December 31, 2013	1,204,297	$3.14

The weighted average grant date fair value of stock options granted during the years ended December 31, 2013 and 2012 was $3.25 and $2.84, respectively. The total fair value of stock options that vested during the years ended December 31, 2013 and 2012 was approximately $691,000 and $439,000, respectively. The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions for stock options granted during the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
Dividend yield	0.0%	0.0%
Expected volatility	92.9%	92.8%
Risk-free interest rate	1.01%	0.82%
Expected lives (years)	5.0	5.0

The following table summarizes information about stock options outstanding at December 31, 2013:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Balance as of 12/31/2013	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 12/31/2013	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 12/31/2013	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
1,204,297	7.77	$3.14	750,743	7.04	$2.49	1,154,613	7.70	$3.08

As of December 31, 2013, the unrecognized stock-based compensation expense related to unvested stock options was approximately $1.08 million, which is expected to be recognized over a weighted average period of approximately 26 months.

The aggregate intrinsic value of stock options outstanding, exercisable, and vested or expected to vest at December 31, 2013 was approximately $2.49 million, $2.02 million, and $2.45 million, respectively. This amount is before applicable income taxes and represents the closing market price of the Company’s common stock at December 31, 2013 less the grant price, multiplied by the number of stock options that had a grant price that is less than the closing market price. This amount represents the amount that would have been received by the optionees had these stock options been exercised on that date. During the years ended December 31, 2013 and 2012, the aggregate intrinsic value of stock options exercised was approximately $819,000 and $188,000, respectively.

Restricted Stock

The following is a summary of the restricted stock activity for the years ended December 31, 2013 and 2012:

	Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2011	239,389	$2.92
Granted	114,843	$3.68
Vested	(162,389)	$2.91
Canceled	-	$-
Unvested, December 31, 2012	191,843	$3.38
Granted	345,403	$4.48
Vested	(186,343)	$3.76
Canceled	-	$-
Unvested, December 31, 2013	350,903	$4.26

As of December 31, 2013, the unrecognized stock-based compensation expense related to unvested restricted stock was approximately $957,000, which is expected to be recognized over a weighted average period of approximately 24 months.

Dividends

The Company has not paid any cash dividends during the years ended December 31, 2013 and 2012.

12.	INCOME TAXES

The Company accounts for income taxes under the liability method. Under the liability method, deferred income taxes are recognized for the income tax consequences of “temporary differences” by applying enacted statutory income tax rates applicable to future years to differences between the financial statement carrying amounts and the income tax bases of existing assets and liabilities.

Income tax net benefit comprises the following:

	Year Ended December 31,
	2013	2012
Current:
Federal	$-	$(5,186)
State	(22,929)	322,400
Total	(22,929)	317,214

Deferred:
Federal	408,871	3,263,177
State	(116,657)	469,413
Total	292,214	3,732,590
Income tax net benefit	$269,285	$4,049,804

Significant components of the Company’s deferred income tax assets are as follows:

	December 31,
	2013	2012
Current:
Reserves and accruals	$1,298,557	$880,542
Prepaid expenses	(42,801)	(94,110)
Federal net operating loss (“NOL”) carryforwards	-	375,624
State NOL carryforwards	-	113,414
Valuation allowance	(57,924)	(63,698)
Total	$1,197,832	$1,211,772

	December 31,
	2013	2012
Noncurrent:
Federal NOL carryforwards	$1,884,118	$1,530,636
State NOL carryforwards	460,652	462,155
Hong Kong NOL carryforwards	995,566	995,566
Federal benefit on state taxes under uncertain tax positions	123,865	124,333
Stock-based compensation	30,724	108,770
Investment loss	9,429	53,737
Research tax credit	434,637	434,637
Alternative minimum tax credit	348,264	347,213
Contributions carryforward	1,095	-
Depreciation	(366,863)	(461,875)
Loss on impairment of long-lived assets	53,395	53,720
Valuation allowance	(1,132,991)	(1,128,074)
Total	2,841,891	2,520,818
Total deferred income tax assets, net	$4,039,723	$3,732,590

A reconciliation between expected income taxes, computed at the statutory federal income tax rate of 34% applied to pretax accounting income, and the income tax expense included in the consolidated statements of operations for the years ended December 31, 2013 and 2012 is as follows:

	Year Ended December 31,
	2013	2012
Anticipated income tax expense at statutory rate	$530,529	$(87,012)
State income tax benefit, net of federal tax effect	(90,099)	919
Capital loss carryforward expiration	(44,750)
Research and development credits expiration	-	(131,764)
Income tax effect of uncertain tax positions	(12,180)	239,745
Return to provision adjustments	(8,092)	(100,417)
Stock-based compensation	(81,564)	(87,723)
Other changes in deferred income tax assets, net	(25,416)	(17,489)
Decrease in valuation allowance	857	4,233,545
Income tax net benefit	$269,285	$4,049,804

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. For the years ended December 31, 2013 and 2012, cumulative positive taxable income over the last three tax years had been generated, offsetting the negative evidence of cumulative losses in previous years. The Company also determined that its expectations of future taxable income in upcoming tax years would be sufficient to result in full utilization of these net operating loss carryforwards and deferred tax assets prior to any statutory expiration. As a result, the Company’s management determined that sufficient positive evidence existed as of December 31, 2013 and 2012 to conclude that it is more likely than not deferred tax assets of $4.04 million and $3.73 million, respectively, are realizable, and it adjusted its valuation allowance accordingly to reflect the estimated net realizable value. The reduction of the valuation allowances against these deferred tax assets resulted in an income tax benefit during the years ended December 31, 2013 and 2012 of approximately $1,000 and $3.73 million, respectively. A valuation allowance remained at December 31, 2013 and 2012 against certain deferred tax assets relating to state net operating loss carryforwards from the Company’s e-commerce and home party operating subsidiaries due to the timing uncertainty of when the subsidiaries will generate cumulative positive taxable income to utilize the associated deferred tax assets. A valuation allowance also remained at December 31, 2013 and 2012 against certain deferred tax assets relating to investment loss carryforwards because the Company’s current investments were classified as held-to-maturity as of December 31, 2012, indicating they would be redeemed at par value, and they did not generate gains sufficient to utilize the associated deferred tax assets when they matured in 2013.

As of December 31, 2013, the Company had approximately $882,000 of remaining federal income tax credits, $533,000 of which expire between 2018 and 2021 and the balance without an expiration, which can be carried forward to offset future income taxes. As of December 31, 2013, the Company had federal tax net operating loss carryforwards under U.S. GAAP of approximately $5.66 million, expiring between 2020 and 2033, which can be used to offset against future federal taxable income, North Carolina tax net operating loss carryforwards across all of the entities of approximately $11.28 million expiring between 2023 and 2028, and various other state tax net operating loss carryforwards expiring between 2016 and 2033, which can be used to offset against future state taxable income.

As of December 31, 2013, there was approximately $6.03 million in net operating loss carryforwards in Hong Kong. In accordance with the Hong Kong tax code, these amounts can be carried forward indefinitely to offset future taxable income in Hong Kong. The Company’s deferred tax assets in Hong Kong were fully reserved with a valuation allowance of $996,000 as of December 31, 2013 and 2012 and had been fully reserved in all prior periods due to the uncertainty of future taxable income in this jurisdiction to utilize the deferred tax assets.

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

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of the provision for income taxes. During 2013 and 2012, the Company accrued interest and penalties associated with uncertain tax positions of approximately $12,000 and $16,000, respectively. Including the interest and penalties recorded for uncertain tax positions, there is a total of approximately $127,000 and $115,000 of interest and penalties included in the accrued income tax liability for uncertain tax positions at December 31, 2013 and 2012, respectively. To the extent interest and penalties are not ultimately incurred with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

In all of the significant federal and state jurisdictions where it is required to file income tax returns, the Company has analyzed filing positions for all tax years in which the statute of limitations is open. The only periods subject to examination by the major tax jurisdictions where the Company does business are the 2010 through 2012 tax years. The Company does not believe that the outcome of any examination will have a material impact on its consolidated financial statements and does not expect settlement on any uncertain tax positions within the next 12 months.

The following summarizes the activity related to the Company’s gross liability for uncertain tax positions from January 1, 2012 through December 31, 2013:
Balance as of January 1, 2012	$864,826
Increases related to prior year tax positions	18,184
Decreases related to current year tax filings	(1,693)
Decreases related to expired tax credits	(24,401)
Decreases related to reversal of prior year tax positions by amendment of returns	(374,406)
Balance as of December 31, 2012	482,510
Increases related to prior year tax positions	11,712
Balance as of December 31, 2013	$494,222

13.	MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

As of December 31, 2013 and 2012, one customer accounted for 21% and 30%, respectively, of trade accounts receivable.

A significant portion of sales is derived from certain customer relationships. The following is a summary of customers that represent greater than or equal to 10% of total gross sales:

	Year Ended December 31,
	2013	2012
Customer A	19%	27%
Customer B	9%	11%

14.	EMPLOYEE BENEFIT PLAN

All full-time employees who meet certain age and length of service requirements are eligible to participate in the Company’s 401(k) Plan. The plan provides for matching contributions by the Company in such amounts as the Board of Directors may annually determine, as well as a 401(k) option under which eligible participants may defer a portion of their salaries. The Company contributed a total of $79,000 and $54,000 to the plan during the years ended December 31, 2013 and 2012, respectively.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. During the three months ended December 31, 2013, we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In making the assessment of internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on that assessment and those criteria, management determined that our internal control over financial reporting was effective as of December 31, 2013.

Item 9B.	Other Information

On Monday, March 24, 2014, we determined to expand and realign our sales and marketing organizations in order to maximize our growth opportunities.   Changes include:

•	Engaging an outside commissioned sales representative, a wholesale jewelry veteran with over 30 years experience, to increase our opportunities with mid-size and major retailers including department stores.

•	Employing a VP of E-commerce Marketplace Sales to focus exclusively on increasing sales to online only e-commerce sites for significant specialty and major retailers.

•	Adding a VP of Marketing and Branding with over 20 years of luxury consumer products experience to develop and provide leadership of our branding strategy. Some of these responsibilities were handled by our previous VP of Marketing and E-Commerce who recently left our company to pursue other alternatives. We are consolidating all corporate marketing and branding under this individual.

•	Moving responsibility for merchandising of certain core products out of the sales organization to our operational organization.

•	Working to identify an individual for the sales organization to oversee processes, management of customer accounts and professional development.

•	Moving overall responsibility for company-wide sales strategy to the CEO, which in combination with the changes described above resulted in Thomas Pautz, President, Wholesale Division, no longer being categorized an executive officer of our company for SEC purposes.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Item 14.	Principal Accounting Fees and Services

The information called for in Items 10 through 14 is incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of fiscal 2013.

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

10.1
Amended and Restated Exclusive Supply Agreement, dated as of June 6, 1997, between Cree Research, Inc. and C3, Inc. (incorporated herein by reference to Exhibit 10.11 to our Registration Statement on Form S-1 (File No. 333-36809), as filed with the SEC on September 30, 1997)*

10.2
Notice of Extension of Amended and Restated Exclusive Supply Agreement, dated January 6, 2005, from Charles & Colvard, Ltd. to Cree, Inc. (incorporated herein by reference to Exhibit 10.69 to our Current Report on Form 8-K, as filed with the SEC on January 7, 2005)

10.3
Letter Agreement, dated January 31, 1996, between Cree Research, Inc. and C3, Inc. (incorporated herein by reference to Exhibit 10.14 to our Registration Statement on Form S-1 (File No. 333-36809), as filed with the SEC on September 30, 1997)*

10.4
Letter Agreement, dated November 12, 2007, between Cree, Inc. and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.108 to our Current Report on Form 8-K, as filed with the SEC on November 13, 2007)*

10.5
Letter Agreement, dated September 18, 2008, between Cree, Inc. and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.123 to our Current Report on Form 8-K, as filed with the SEC on September 24, 2008)

10.6
Letter Agreement, effective March 22, 2010, between Cree, Inc. and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the year ended December 31, 2009)*

10.7
Amendment to Letter Agreement, effective February 8, 2013, between Charles & Colvard, Ltd. and Cree, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on February 14, 2012)*

10.8
Second Amendment to Letter Agreement, dated September 5, 2013, between Charles & Colvard, Ltd. and Cree, Inc. (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)*

10.9
Letter Agreement, dated February 9, 2005 and effective February 21, 2005, between The Bell Group, d/b/a Rio Grande and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.73 to our Current Report on Form 8-K, as filed with the SEC on February 23, 2005)*

10.10
Letter Agreement, effective July 11, 2008, between Samuel Aaron Inc. and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.120 to our Current Report on Form 8-K, as filed with the SEC on July 17, 2008)*

10.11
Licensing Agreement, dated July 11, 2008, by and between Charles and Colvard, Ltd. and Samuel Aaron Inc. (incorporated herein by reference to Exhibit 10.121 to our Current Report on Form 8-K, as filed with the SEC on July 17, 2008)

10.12
Letter Agreement, effective November 4, 2009, between Stuller, Inc. and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on November 10, 2009)*

10.13
Loan Agreement, dated September 20, 2013, between Charles & Colvard, Ltd. and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on September 24, 2013)

10.14
Committed Line of Credit Note, dated September 20, 2013, by Charles & Colvard, Ltd. in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on September 24, 2013)

10.15
Lease Agreement, dated March 26, 2004, by and between Duke Realty Limited Partnership and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.62 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

10.16
First Lease Amendment, dated September 22, 2004, by and between Duke Realty Limited Partnership and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the year ended December 31, 2010)

10.17
Second Amendment to Lease Agreement, dated July 30, 2010, by and between Raleigh Flex Owner I, LLC and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2010)

10.18
Third Amendment to Lease Agreement, dated January 1, 2011, by and between Raleigh Flex Owner I, LLC and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the year ended December 31, 2010)

10.19
Lease Agreement, dated December 9, 2013, between Charles & Colvard, Ltd. and Southport Business Park Limited Partnership (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on December 12, 2012)*

10.20	First Amendment to Lease, dated December 23, 2013, between Charles & Colvard, Ltd. and Southport Business Park Limited Partnership

10.21	Board Compensation Program, effective March 16, 2011 (incorporated herein by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the year ended December 31, 2010)+

10.22	Board Compensation Program, effective May 21, 2014+

10.23
Charles & Colvard, Ltd. 2008 Stock Incentive Plan (incorporated herein by reference to Exhibit 99 to our Registration Statement on Form S-8 (File No. 333-151255), as filed with the SEC on May 29, 2008)+

10.24
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

10.28	Form of Director Nonqualified Stock Option Agreement under the Charles & Colvard, Ltd. 2008 Stock Incentive Plan+

10.29
Form of Special Committee Restricted Stock Award Agreement under the Charles & Colvard, Ltd. 2008 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.129 to our Annual Report on Form 10-K for the year ended December 31, 2008)+

10.30	Corporate Incentive Plan, effective January 1, 2010 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on March 23, 2010)+

10.31	Amended and Restated Corporate Incentive Plan, dated August 30, 2013 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)+

10.32	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.109 to our Current Report on Form 8-K, as filed with the SEC on December 10, 2007)+

10.33
Employment Agreement, effective as of June 23, 2009, by and between Charles and Colvard, Ltd. and Timothy L. Krist (incorporated herein by reference to Exhibit 10.130 to our Current Report on Form 8-K, as filed with the SEC on June 26, 2009)+

10.34
Employment Agreement, effective as of October 12, 2009, by and between Charles and Colvard, Ltd. and Thomas G. Pautz (incorporated herein by reference to Exhibit 10.45 to our Annual Report on Form 10-K for the year ended December 31, 2009)+

10.35
Employment Agreement, effective as of November 5, 2009, by and between Charles & Colvard, Ltd. and Randy N. McCullough (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on November 12, 2009)+

10.36
Employment Agreement, effective as of May 6, 2013, by and between Charles & Colvard, Ltd. and Steve Larkin (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on April 22, 2013)+

10.37
Employment Agreement, effective as of August 5, 2013, by and between Charles & Colvard, Ltd. and Kyle Macemore (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)+

10.38
Separation of Employment Agreement, dated August 7, 2013, between Charles & Colvard, Ltd. and Timothy L. Krist (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)+

10.39
Consultant Agreement, dated September 28, 2012, between Charles & Colvard, Ltd. and Anne Butler (incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012)+

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

101
The following materials from Charles & Colvard, Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2013 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

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

CHARLES & COLVARD, LTD.

	By:	/s/ Randy N. McCullough
March 27, 2014		Randy N. McCullough
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	By:	/s/ Randy N. McCullough
March 27, 2014		Randy N. McCullough
Director, President and Chief Executive Officer

	By:	/s/ Kyle Macemore
March 27, 2014		Kyle Macemore
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Chief Accounting Officer)

	By:	/s/ George R. Cattermole
March 27, 2014		George R. Cattermole
Chairman of the Board of Directors

	By:	/s/ David B. Barr
March 27, 2014		David B. Barr
Director

	By:	/s/ H. Marvin Beasley
March 27, 2014		H. Marvin Beasley
Director

	By:	/s/ Anne M. Butler
March 27, 2014		Anne M. Butler
Director

	By:	/s/ Charles D. Lein
March 27, 2014		Charles D. Lein
Director

	By:	/s/ Ollin B. Sykes
March 27, 2014		Ollin B. Sykes
Director

EXHIBIT INDEX

Exhibit No.	Description
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

10.1
Amended and Restated Exclusive Supply Agreement, dated as of June 6, 1997, between Cree Research, Inc. and C3, Inc. (incorporated herein by reference to Exhibit 10.11 to our Registration Statement on Form S-1 (File No. 333-36809), as filed with the SEC on September 30, 1997)*

10.2
Notice of Extension of Amended and Restated Exclusive Supply Agreement, dated January 6, 2005, from Charles & Colvard, Ltd. to Cree, Inc. (incorporated herein by reference to Exhibit 10.69 to our Current Report on Form 8-K, as filed with the SEC on January 7, 2005)

10.3
Letter Agreement, dated January 31, 1996, between Cree Research, Inc. and C3, Inc. (incorporated herein by reference to Exhibit 10.14 to our Registration Statement on Form S-1 (File No. 333-36809), as filed with the SEC on September 30, 1997)*

10.4
Letter Agreement, dated November 12, 2007, between Cree, Inc. and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.108 to our Current Report on Form 8-K, as filed with the SEC on November 13, 2007)*

10.5
Letter Agreement, dated September 18, 2008, between Cree, Inc. and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.123 to our Current Report on Form 8-K, as filed with the SEC on September 24, 2008)

10.6
Letter Agreement, effective March 22, 2010, between Cree, Inc. and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the year ended December 31, 2009)*

10.7
Amendment to Letter Agreement, effective February 8, 2013, between Charles & Colvard, Ltd. and Cree, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on February 14, 2012)*

10.8
Second Amendment to Letter Agreement, dated September 5, 2013, between Charles & Colvard, Ltd. and Cree, Inc. (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)*

10.9
Letter Agreement, dated February 9, 2005 and effective February 21, 2005, between The Bell Group, d/b/a Rio Grande and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.73 to our Current Report on Form 8-K, as filed with the SEC on February 23, 2005)*

10.10
Letter Agreement, effective July 11, 2008, between Samuel Aaron Inc. and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.120 to our Current Report on Form 8-K, as filed with the SEC on July 17, 2008)*

10.11
Licensing Agreement, dated July 11, 2008, by and between Charles and Colvard, Ltd. and Samuel Aaron Inc. (incorporated herein by reference to Exhibit 10.121 to our Current Report on Form 8-K, as filed with the SEC on July 17, 2008)

10.12
Letter Agreement, effective November 4, 2009, between Stuller, Inc. and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on November 10, 2009)*

10.13
Loan Agreement, dated September 20, 2013, between Charles & Colvard, Ltd. and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on September 24, 2013)

10.14
Committed Line of Credit Note, dated September 20, 2013, by Charles & Colvard, Ltd. in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on September 24, 2013)

10.15
Lease Agreement, dated March 26, 2004, by and between Duke Realty Limited Partnership and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.62 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

10.16
First Lease Amendment, dated September 22, 2004, by and between Duke Realty Limited Partnership and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the year ended December 31, 2010)

10.17
Second Amendment to Lease Agreement, dated July 30, 2010, by and between Raleigh Flex Owner I, LLC and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2010)

10.18
Third Amendment to Lease Agreement, dated January 1, 2011, by and between Raleigh Flex Owner I, LLC and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the year ended December 31, 2010)

10.19
Lease Agreement, dated December 9, 2013, between Charles & Colvard, Ltd. and Southport Business Park Limited Partnership (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on December 12, 2012)*

10.20	First Amendment to Lease, dated December 23, 2013, between Charles & Colvard, Ltd. and Southport Business Park Limited Partnership

10.21	Board Compensation Program, effective March 16, 2011 (incorporated herein by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the year ended December 31, 2010)+

10.22	Board Compensation Program, effective May 21, 2014+

10.23
Charles & Colvard, Ltd. 2008 Stock Incentive Plan (incorporated herein by reference to Exhibit 99 to our Registration Statement on Form S-8 (File No. 333-151255), as filed with the SEC on May 29, 2008)+

10.24
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

10.28	Form of Director Nonqualified Stock Option Agreement under the Charles & Colvard, Ltd. 2008 Stock Incentive Plan+

10.29
Form of Special Committee Restricted Stock Award Agreement under the Charles & Colvard, Ltd. 2008 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.129 to our Annual Report on Form 10-K for the year ended December 31, 2008)+

10.30	Corporate Incentive Plan, effective January 1, 2010 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on March 23, 2010)+

10.31	Amended and Restated Corporate Incentive Plan, dated August 30, 2013 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)+

10.32	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.109 to our Current Report on Form 8-K, as filed with the SEC on December 10, 2007)+

10.33
Employment Agreement, effective as of June 23, 2009, by and between Charles and Colvard, Ltd. and Timothy L. Krist (incorporated herein by reference to Exhibit 10.130 to our Current Report on Form 8-K, as filed with the SEC on June 26, 2009)+

10.34
Employment Agreement, effective as of October 12, 2009, by and between Charles and Colvard, Ltd. and Thomas G. Pautz (incorporated herein by reference to Exhibit 10.45 to our Annual Report on Form 10-K for the year ended December 31, 2009)+

10.35
Employment Agreement, effective as of November 5, 2009, by and between Charles & Colvard, Ltd. and Randy N. McCullough (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on November 12, 2009)+

10.36
Employment Agreement, effective as of May 6, 2013, by and between Charles & Colvard, Ltd. and Steve Larkin (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on April 22, 2013)+

10.37
Employment Agreement, effective as of August 5, 2013, by and between Charles & Colvard, Ltd. and Kyle Macemore (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)+

10.38
Separation of Employment Agreement, dated August 7, 2013, between Charles & Colvard, Ltd. and Timothy L. Krist (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)+

10.39
Consultant Agreement, dated September 28, 2012, between Charles & Colvard, Ltd. and Anne Butler (incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012)+

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

101
The following materials from Charles & Colvard, Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2013 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

*	Asterisks located within the exhibit denote information which has been redacted pursuant to a request for confidential treatment filed with the SEC.

+	Management contract or compensatory plan or arrangement.