Form 10-Q
period 2014-03-31
CHARLES & COLVARD LTD
filed 2014-05-07
CIK 1015155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

As of May 5, 2014, there were 20,197,301 shares of the registrant’s common stock, no par value per share, outstanding.

CHARLES & COLVARD, LTD.

FORM 10-Q
For the Quarterly Period Ended March 31, 2014

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014 (unaudited)	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$2,475,725	$2,573,405
Accounts receivable, net	8,803,360	10,244,732
Inventory, net	12,021,517	13,074,428
Prepaid expenses and other assets	972,746	951,635
Deferred income taxes	1,197,832	1,197,832
Total current assets	25,471,180	28,042,032
Long-term assets:
Inventory, net	31,713,824	29,337,674
Property and equipment, net	1,504,959	1,717,692
Intangible assets, net	294,594	325,867
Deferred income taxes	2,952,062	2,841,891
Other assets	58,696	58,696
Total long-term assets	36,524,135	34,281,820
TOTAL ASSETS	$61,995,315	$62,323,852

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,010,631	$3,670,551
Accrued cooperative advertising	294,356	188,000
Accrued expenses and other liabilities	551,135	642,186
Total current liabilities	4,856,122	4,500,737
Long-term liabilities:
Accrued income taxes	398,403	395,442
Total liabilities	5,254,525	4,896,179
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value	53,949,001	53,949,001
Additional paid-in capital – stock-based compensation	10,317,491	9,940,980
Accumulated deficit	(7,525,702)	(6,462,308)
Total shareholders’ equity	56,740,790	57,427,673
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$61,995,315	$62,323,852

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2014	2013
Net sales	$6,067,553	$6,505,074
Costs and expenses:
Cost of goods sold	3,663,042	2,881,978
Sales and marketing	2,194,611	2,246,209
General and administrative	1,376,215	849,377
Research and development	1,987	5,983
Loss on abandonment of assets	2,201	-
Total costs and expenses	7,238,056	5,983,547
(Loss) income from operations	(1,170,503)	521,527
Other (expense) income:
Interest income	29	7,502
Interest expense	(130)	(740)
Total other (expense) income, net	(101)	6,762
(Loss) income before income taxes	(1,170,604)	528,289
Income tax net benefit (expense)	107,210	(222,016)
Net (loss) income	$(1,063,394)	$306,273

Net (loss) income per common share:
Basic	$(0.05)	$0.02
Diluted	$(0.05)	$0.02

Weighted average number of shares used in computing net (loss) income per common share:
Basic	20,197,301	19,659,168
Diluted	20,197,301	20,054,422

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,063,394)	$306,273
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	277,798	192,387
Amortization of bond premium	-	1,349
Stock-based compensation	376,511	246,666
Provision for uncollectible accounts	-	(96,000)
Provision for sales returns	(810,600)	(108,000)
Provision for inventory reserves	24,000	(19,000)
Provision for deferred income taxes	(110,171)	210,578
Loss on abandonment of assets	2,201	-
Changes in assets and liabilities:
Accounts receivable	2,251,972	886,853
Interest receivable	-	(3,907)
Inventory	(1,347,239)	(852,629)
Prepaid expenses and other assets, net	(21,111)	(254,883)
Accounts payable	340,080	471,571
Accrued cooperative advertising	106,356	(6,000)
Accrued income taxes	2,961	4,388
Other accrued liabilities	(91,051)	(110,697)
Net cash (used in) provided by operating activities	(61,687)	868,949

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(28,325)	(87,997)
Patent, license rights, and trademark costs	(7,668)	(9,577)
Net cash used in investing activities	(35,993)	(97,574)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock option exercises	-	9,000
Net cash provided by financing activities	-	9,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(97,680)	780,375
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,573,405	11,860,842
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,475,725	$12,641,217

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$130	$740
Cash paid during the period for income taxes	$-	$7,050

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	DESCRIPTION OF BUSINESS

Charles & Colvard, Ltd. (the “Company”), a North Carolina corporation founded in 1995, manufactures, markets, and distributes Charles & Colvard Created Moissanite® jewels (hereinafter referred to as moissanite or moissanite jewels), finished jewelry featuring moissanite, and fashion finished jewelry for sale in the worldwide jewelry market. Moissanite, also known by its chemical name of silicon carbide (“SiC”), is a rare mineral first discovered in a meteor crater. Because naturally occurring SiC crystals are too small for commercial use, larger crystals must be grown in a laboratory. Leveraging its advantage of being the sole source worldwide of created moissanite jewels, the Company’s strategy is to establish itself with reputable, high-quality, and sophisticated brands and to position moissanite as an affordable, luxurious alternative to other gems, such as diamond. The Company believes this is possible due to moissanite’s exceptional brilliance, fire, luster, durability, and rarity like no other jewel available on the market. The Company sells loose moissanite jewels and finished jewelry at wholesale to distributors, manufacturers, and retailers and at retail to end consumers through its wholly owned operating subsidiaries Moissanite.com, LLC and Charles & Colvard Direct, LLC.

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation - The accompanying unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, the unaudited statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2014.

The consolidated financial statements as of and for the three months ended March 31, 2014 and 2013 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of December 31, 2013 is derived from the audited financial statements as of that date. The accompanying statements should be read in conjunction with the audited financial statements and related notes, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 27, 2014 (the “2013 Annual Report”).

The accompanying consolidated financial statements as of and for the three months ended March 31, 2014 and 2013 include the accounts of the Company and its wholly owned subsidiaries Moissanite.com, LLC, formed in 2011; Charles & Colvard Direct, LLC, formed in 2011; and Charles & Colvard (HK) Ltd., the Company’s Hong Kong subsidiary that became a dormant entity in the second quarter of 2009 and the operations of which ceased in 2008. All intercompany accounts have been eliminated.

Significant Accounting Policies - In the opinion of the Company’s management, the significant accounting policies used for the three months ended March 31, 2014 are consistent with those used for the year ended December 31, 2013. Accordingly, please refer to the 2013 Annual Report for the Company’s significant accounting policies.

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

The Company manages its business primarily by its two distribution channels that it uses to sell its product lines, loose jewels and finished jewelry. Accordingly, the Company determined its two operating and reporting segments to be wholesale distribution transacted through the parent entity and direct-to-consumer distribution transacted through the Company’s wholly owned operating subsidiaries, Moissanite.com, LLC and Charles & Colvard Direct, LLC. The accounting policies of these segments are the same as those described in Note 2, “Basis of Presentation and Significant Accounting Policies,” of this Quarterly Report on Form 10-Q and in the Notes to Consolidated Financial Statements in the 2013 Annual Report.

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

Summary financial information by reporting segment is as follows:

	Three Months Ended March 31, 2014
	Wholesale	Direct-to- Consumer	Total
Net sales
Loose jewels	$3,533,784	$146,940	$3,680,724
Finished jewelry	1,619,831	766,998	2,386,829
Total	$5,153,615	$913,938	$6,067,553

Product line cost of goods sold
Loose jewels	$1,775,135	$22,272	$1,797,407
Finished jewelry	1,280,101	358,148	1,638,249
Total	$3,055,236	$380,420	$3,435,656

Product line gross profit
Loose jewels	$1,758,649	$124,668	$1,883,317
Finished jewelry	339,730	408,850	748,580
Total	$2,098,379	$533,518	$2,631,897

Operating loss	$(124,858)	$(1,045,645)	$(1,170,503)

Depreciation and amortization	$179,673	$98,125	$277,798

Capital expenditures	$28,325	$-	$28,325

	Three Months Ended March 31, 2013
	Wholesale	Direct-to- Consumer	Total
Net sales
Loose jewels	$4,293,076	$55,220	$4,348,296
Finished jewelry	1,729,149	427,629	2,156,778
Total	$6,022,225	$482,849	$6,505,074

Product line cost of goods sold
Loose jewels	$1,714,826	$7,860	$1,722,686
Finished jewelry	586,726	196,895	783,621
Total	$2,301,552	$204,755	$2,506,307

Product line gross profit
Loose jewels	$2,578,250	$47,360	$2,625,610
Finished jewelry	1,142,423	230,734	1,373,157
Total	$3,720,673	$278,094	$3,998,767

Operating income (loss)	$1,698,148	$(1,176,621)	$521,527

Depreciation and amortization	$90,979	$101,408	$192,387

Capital expenditures	$80,671	$7,326	$87,997

	March 31, 2014
	Wholesale	Direct-to- Consumer	Total
Total assets	$61,114,337	$880,978	$61,995,315

	December 31, 2013
	Wholesale	Direct-to- Consumer	Total
Total assets	$61,702,449	$621,403	$62,323,852

A reconciliation of the Company’s product line cost of goods sold to cost of goods sold as reported in the consolidated financial statements is as follows:

	Three Months Ended March 31,
	2014	2013
Product line cost of goods sold	$3,435,656	$2,506,307
Non-capitalized manufacturing and production control expenses	155,023	400,251
Freight out	59,899	36,510
Inventory valuation allowances	24,000	(19,000)
Other inventory adjustments	(11,536)	(42,090)
Cost of goods sold	$3,663,042	$2,881,978

The Company’s net inventories by product line maintained in the parent entity’s wholesale distribution segment are as follows:

	March 31, 2014	December 31, 2013
Loose jewels
Raw materials	$4,770,590	$3,311,375
Work-in-process	7,817,165	9,526,769
Finished goods	21,440,265	20,002,881
Finished goods on consignment	53,409	32,948
Total	$34,081,429	$32,873,973

Finished jewelry
Raw materials	$288,090	$270,043
Work-in-process	665,525	764,355
Finished goods	8,391,377	8,117,035
Finished goods on consignment	233,262	299,514
Total	$9,578,254	$9,450,947

Supplies inventories of approximately $76,000 and $87,000 at March 31, 2014 and December 31, 2013, respectively, included in finished goods inventories in the consolidated financial statements are omitted from inventories by product line because they are used in both product lines and are not maintained separately.

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

	Three Months Ended March 31,
	2014	2013
Net sales
United States	$5,709,033	$5,112,289
International	358,520	1,392,785
Total	$6,067,553	$6,505,074

	March 31, 2014	December 31, 2013
Property and equipment, net
United States	$1,504,959	$1,717,692
International	-	-
Total	$1,504,959	$1,717,692

	March 31, 2014	December 31, 2013
Intangible assets, net
United States	$60,913	70,830
International	233,681	255,037
Total	$294,594	325,867

4.	FAIR VALUE MEASUREMENTS

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

The Company evaluates assets and liabilities subject to fair value measurements on a recurring and non-recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by management of the Company. The instruments identified as subject to fair value measurements on a recurring basis are cash and cash equivalents, trade accounts receivable, trade accounts payable, and accrued expenses. All instruments are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

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

5.	INVENTORIES

The Company’s total inventories, net of reserves, consisted of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Raw materials	$5,058,680	$3,581,418
Work-in-process	8,482,690	10,291,124
Finished goods	30,536,300	28,771,098
Finished goods on consignment	320,671	407,462
Less inventory reserves	(663,000)	(639,000)
Total	$43,735,341	$42,412,102

Current portion	$12,021,517	$13,074,428
Long-term portion	31,713,824	29,337,674
Total	$43,735,341	$42,412,102

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

The Company’s work-in-process inventories include raw SiC crystals on which processing costs, such as labor and sawing, have been incurred; and components, such as metal castings and finished good moissanite jewels, that have been issued to jobs in the manufacture of finished jewelry. The Company’s moissanite jewel manufacturing process involves the production of intermediary shapes, called “preforms,” that vary depending upon the size and shape of the finished jewel. To maximize manufacturing efficiencies, preforms may be made in advance of current finished inventory needs but remain in work-in-process inventories. As of March 31, 2014 and December 31, 2013, work-in-process inventories issued to active production jobs approximated $3.10 million and $4.09 million, respectively.

The Company’s jewels do not degrade in quality over time and inventory generally consists of the shapes and sizes most commonly used in the jewelry industry. In addition, the majority of jewel inventory is not mounted in finished jewelry settings and is therefore not subject to fashion trends nor is obsolescence a significant factor. The Company has very small market penetration in the worldwide jewelry market, and the Company has the exclusive right in the U.S. through mid-2015 and in many other countries through mid-2016 to produce and sell created SiC for use in jewelry applications. In view of the foregoing factors, management has concluded that no excess or obsolete loose jewel inventory reserve requirements existed as of March 31, 2014.

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

In 2011, the Company began purchasing fashion finished jewelry comprised of base metals and non-precious gemstones for sale through Lulu Avenue®, the direct-to-consumer home party division of the Company’s wholly owned operating subsidiary, Charles & Colvard Direct, LLC. This finished jewelry is fashion oriented and subject to styling trends that may change with each catalog season, of which there are several each year. Typically in the jewelry industry, slow-moving or discontinued lines are sold as closeouts or liquidated in alternative sales channels.  The Company reviews the finished jewelry inventory on an ongoing basis for any lower of cost or market and obsolescence issues.  The Company identified certain fashion finished jewelry inventory that could not be sold due to damage or branding issues and established an obsolescence reserve of $128,000 as of March 31, 2014 and December 31, 2013, for the carrying costs in excess of any estimated scrap values.  As of March 31, 2014, the Company identified certain finished jewelry featuring moissanite that was obsolete and established an obsolescence reserve of $24,000 for the carrying costs in excess of any estimated scrap values.

Periodically, the Company ships finished goods inventory to wholesale customers on consignment terms. Under these terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. Finished goods on consignment at March 31, 2014 and December 31, 2013 are net of shrinkage reserves of $34,000 and $75,000, respectively, to allow for certain loose jewels and finished jewelry on consignment with wholesale customers that may not be returned or may be returned in a condition that does not meet the Company’s current grading or quality standards.

Total net loose jewel inventories at March 31, 2014 and December 31, 2013, including inventory on consignment net of reserves, were $34.08 million and $32.87 million, respectively. The loose jewel inventories at March 31, 2014 and December 31, 2013 include shrinkage reserves of $7,000 and $2,000, respectively, with no shrinkage reserves on inventory on consignment. Loose jewel inventories at March 31, 2014 and December 31, 2013 also include recuts reserves of $160,000 and $172,000, respectively.

Total net jewelry inventories at March 31, 2014 and December 31, 2013, including inventory on consignment net of reserves, finished jewelry featuring moissanite manufactured by the Company since entering the finished jewelry business in 2010, and fashion finished jewelry purchased by the Company for sale through Lulu Avenue®, were $9.58 million and $9.45 million, respectively. Jewelry inventories consist primarily of finished goods, a portion of which the Company acquired as part of a January 2009 settlement agreement with a former manufacturer customer to reduce the outstanding receivable to the Company. Due to the lack of a plan to market this inventory at that time, a jewelry inventory reserve was established to reduce the majority of the acquired jewelry inventory value to scrap value, or the amount the Company would expect to obtain by melting the gold in the jewelry and returning to loose-jewel finished goods inventory those jewels that meet grading standards. The scrap reserve established for this acquired inventory at the time of the agreement is adjusted at each reporting period for the market price of gold and has generally declined as the associated jewelry is sold down. At March 31, 2014, the balance increased to $119,000 from $106,000 at December 31, 2013 as a result of a sales return, offset in part by sell down of the inventory during the quarter. Because the finished jewelry the Company began manufacturing in 2010 after it entered that business was made pursuant to an operational plan to market and sell the inventory, it is not subject to this reserve. The finished jewelry inventories at March 31, 2014 and December 31, 2013 also include shrinkage reserves of $144,000 and $180,000, respectively, including shrinkage reserves of $34,000 and $75,000 on inventory on consignment, respectively; and finished jewelry inventories at March 31, 2014 and December 31, 2013 include a repairs reserve of $81,000 and $51,000, respectively.

The need for adjustments to inventory reserves is evaluated on a period-by-period basis.

6.	INCOME TAXES

The Company recognized an income tax net benefit of approximately $107,000 for the three months ended March 31, 2014 compared to an income tax net expense of approximately $222,000 for the three months ended March 31, 2013.

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. For the year ended December 31, 2013, cumulative positive taxable income over the last three tax years had been generated, offsetting the negative evidence of cumulative losses in previous years. The Company also determined that its expectations of future taxable income in upcoming tax years would be sufficient to result in full utilization of these net operating loss carryforwards and deferred tax assets prior to any statutory expiration. As a result, the Company’s management determined that sufficient positive evidence existed as of March 31, 2014 and December 31, 2013 to conclude that it is more likely than not that deferred tax assets of $4.15 million and $4.04 million, respectively, are realizable, and it adjusted its valuation allowance accordingly to reflect the estimated net realizable value.  A valuation allowance remained at March 31, 2014 and December 31, 2013 against certain deferred tax assets relating to state net operating loss carryforwards from the Company’s e-commerce and home party operating subsidiaries due to the timing uncertainty of when the subsidiaries will generate cumulative positive taxable income to utilize the associated deferred tax assets. A valuation allowance also remained at March 31, 2014 and December 31, 2013 against certain deferred tax assets relating to investment loss carryforwards because the Company does not anticipate it will generate sufficient investment income to utilize the carryforwards.

For the three months ended March 31, 2014, the Company recognized $110,000 of current period income tax benefit, which represents an effective tax rate of 9.4% on the current period pre-tax book income. The effective tax rate for the three months ended March 31, 2014 differs from the federal statutory rate of 34.0% primarily due to the impact of state income taxes, stock-based compensation expense that is not deductible for tax purposes, and other book-to-tax reconciling items. During the three months ended March 31, 2014, the Company also recognized approximately $3,000 of income tax expense for estimated tax, penalties, and interest associated with uncertain tax positions.

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

7.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

In March 2004, the Company entered into a seven-year lease, beginning in August 2004, for approximately 16,500 square feet of mixed-use space from an unaffiliated third party at a base cost with escalations throughout the lease term plus additional common-area expenses based on the Company’s proportionate share of the lessor’s operating costs. The lease provided for two rent holidays, during which no rent was payable, and a moving allowance. In January 2011, the Company amended the lease effective January 1, 2011 to extend the term through January 2017 in exchange for a reduced rental rate and 50% rent abatement in the first 12 months of the extended term.  The amended lease includes 3% annual rent escalations and a one-time option to terminate the lease effective as of July 31, 2014. The Company exercised this right to terminate the lease by giving notice to the lessor prior to October 31, 2013.  The cost to terminate the lease effective July 31, 2014 was approximately $112,000, which the Company paid at the time notice was given to terminate the lease.  This amount reflects all unamortized lease transaction costs, including, without limitation, all rent abated since January 1, 2011, plus two months’ rent at the current rental rate.  On December 9, 2013, the Company entered into a Lease Agreement (the “Lease Agreement”) for a new corporate headquarters, which will occupy approximately 36,350 square feet of office, storage, and light manufacturing space. The Company intends to move its corporate headquarters to the leased property once certain improvements to the leased space are completed, which is currently expected to occur in May 2014 or later.  Included in the Lease Agreement is a 7-month rent abatement period expected to begin May 2014 or later through November 2014 or later.

The Company recognizes rent expense on a straight-line basis, giving consideration to the rent holidays and escalations, the moving allowance to be paid to the Company, and the rent abatement.

As of March 31, 2014, the Company’s future minimum payments under operating leases were as follows:

2014	$129,130
2015	556,404
2016	571,705
2017	587,427
2018	603,581
Thereafter	1,692,451
Total	$4,140,698

Rent expense for the three months ended March 31, 2014 and 2013 was approximately $31,000 and $56,000, respectively.

Purchase Commitments

On June 6, 1997, the Company entered into an amended and restated exclusive supply agreement with Cree, Inc. (“Cree”). The exclusive supply agreement had an initial term of ten years that was extended in January 2005 to July 2015. In connection with the amended and restated exclusive supply agreement, the Company has committed to purchase from Cree a minimum of 50%, by dollar volume, of its raw material SiC crystal requirements. If the Company’s orders require Cree to expand beyond specified production levels, the Company must commit to purchase certain minimum quantities. Effective February 8, 2013, the Company entered into an amendment to a prior letter agreement with Cree, which provides a framework for the Company’s purchases of SiC crystals under the amended and restated exclusive supply agreement. Pursuant to this amendment, the Company agreed to purchase at least $4.00 million of SiC crystals in an initial new order. After the initial new order, the Company has agreed to issue non-cancellable, quarterly orders that must equal or exceed a set minimum order quantity. The total purchase commitment under the amendment until July 2015, including the initial new order, is dependent upon the grade of the material and ranges between approximately $7.64 million and approximately $18.56 million.  During the three months ended March 31, 2014 and 2013, the Company purchased approximately $2.55 million and $1.40 million, respectively.

8.	LINE OF CREDIT

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

The Line of Credit is also governed by a loan agreement, dated September 20, 2013 (the “Loan Agreement”) and is guaranteed by Charles & Colvard Direct, LLC, and Moissanite.com, LLC. The Line of Credit is secured by a lien on substantially all assets of the Company and its subsidiaries.  Under the Loan Agreement, the Company is required to comply with the following financial covenants, each tested on a quarterly basis: (1) interest coverage ratio, (2) funded debt to EBITDA ratio, and (3) ratio of current assets to funded debt. The Loan Agreement contains other customary covenants and representations, including a financial reporting covenant and limitations on dividends, debt, contingent obligations, liens, loans, investments, mergers, acquisitions, divestitures, subsidiaries, and changes in control.

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

As of March 31, 2014, the Company has not taken any advances against the Line of Credit.

9.	STOCK-BASED COMPENSATION

The following table summarizes the components of the Company’s stock-based compensation included in net income (loss):

	Three Months Ended March 31,
	2014	2013
Employee stock options	$182,724	$139,270
Restricted stock awards	193,787	107,396
Income tax benefit	(67,697)	(38,937)
Totals	$308,814	$207,729

No stock-based compensation was capitalized as a cost of inventory during the three months ended March 31, 2014 and 2013.

Stock Options - The following is a summary of the stock option activity for the three months ended March 31, 2014:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2013	1,204,297	$3.14
Granted	70,000	3.87
Exercised	-	-
Forfeited	(15,776)	2.85
Expired	(7,042)	7.82
Outstanding, March 31, 2014	1,251,479	3.16

The weighted average grant date fair value of stock options granted during the three months ended March 31, 2014 was $2.76. The total fair value of stock options that vested during the three months ended March 31, 2014 was approximately $200,000. The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions for stock options granted during the three months ended March 31, 2014:

Dividend yield	0.0%
Expected volatility	92.9%
Risk-free interest rate	1.59%
Expected lives (years)	5.0

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

The following table summarizes information about stock options outstanding at March 31, 2014:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Balance as of 3/31/2014	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 3/31/2014	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 3/31/2014	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
1,251,479	7.52	$3.16	816,036	6.73	$2.57	1,196,125	7.44	$3.11

As of March 31, 2014, the unrecognized stock-based compensation expense related to unvested stock options was approximately $912,000, which is expected to be recognized over a weighted average period of approximately 26 months.

The aggregate intrinsic value of stock options outstanding, exercisable, and vested or expected to vest at March 31, 2014 was approximately $684,000, $665,000, and $683,000, respectively. This amount is before applicable income taxes and represents the closing market price of the Company’s common stock at March 31, 2014 less the grant price, multiplied by the number of stock options that had a grant price that is less than the closing market price. This amount represents the amount that would have been received by the optionees had these stock options been exercised on that date. During the three months ended March 31, 2014, no stock options were exercised.

Restricted Stock - The following is a summary of the restricted stock activity for the three months ended March 31, 2014:

	Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2013	350,903	$4.26
Granted	-	$-
Vested	(23,000)	$5.93
Canceled	-	$-
Unvested, March 31, 2013	327.903	$4.14

As of March 31, 2014, the unrecognized stock-based compensation expense related to unvested restricted stock was approximately $843,000, which is expected to be recognized over a weighted average period of approximately 23 months.

Dividends - The Company has not paid any cash dividends in the current year through March 31, 2014.

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

The following table reconciles the differences between the basic and fully diluted earnings per share presentations:

	Three Months Ended March 31,
	2014	2013
Numerator:
Net (loss) income	$(1,063,394)	$306,273

Denominator:
Weighted average common shares outstanding:
Basic	20,197,301	19,659,168
Stock options	-	395,254
Fully diluted	20,197,301	20,054,422

Net (loss) income per common share:
Basic	$(0.05)	$0.02
Diluted	$(0.05)	$0.02

For the three months ended March 31, 2014 and 2013, stock options to purchase approximately 1.25 million and 381,000 shares, respectively, were excluded from the computation of fully diluted net (loss) income per common share because the exercise price of the stock options was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to net (loss) income per common share.

11.	MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments, and trade accounts receivable. The Company maintains cash, cash equivalents, and investments with high-quality financial institutions and invests in low-risk securities, primarily money market funds or long-term U.S. government agency obligations. At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurable limits of $250,000 per depositor at each financial institution. Amounts on deposit in excess of FDIC insurable limits at March 31, 2014 and 2013 approximated $98,000 and $10.02 million.

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

As of March 31, 2014 and December 31, 2013, one customer accounted for 19% and 21%, respectively, of trade accounts receivable.  No other customers accounted for more than 10% of trade accounts receivable at December 31, 2013.  As of March 31, 2014, two other customers accounted for 12% and 11% of trade accounts receivable, respectively.

A significant portion of sales is derived from certain customer relationships. The following is a summary of customers that represent greater than or equal to 10% of total gross sales:

	Three Months Ended March 31,
	2014	2013
Customer A	25%	12%
Customer B	23%	30%
Customer C	20%	9%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future. You should be aware that although the forward-looking statements included herein represent management’s current judgment and expectations, our actual results may differ materially from those projected, stated, or implied in these forward-looking statements as a result of many factors including, but not limited to, the following:

•	Our future financial performance depends upon increased consumer acceptance, growth of sales of our products, and operational execution of our strategic initiatives.
•	We are currently substantially dependent on a limited number of distributors, jewelry manufacturers, and retailers for the sale of our products.
•	The execution of our business plans could significantly impact our liquidity.
•	Our business and our results of operations could be materially adversely affected as a result of our inability to fulfill orders on a timely basis.
•	The financial difficulties or insolvency of one or more of our major customers could adversely affect results.
•	We expect to remain dependent upon Cree, Inc., or Cree, for the sole supply of our silicon carbide, or SiC, crystals for the foreseeable future.
•	Our current wholesale customers may potentially perceive us as a competitor in the finished jewelry business.
•	We face intense competition in the worldwide jewelry industry.
•	Our business and our results of operations could be materially adversely affected as a result of general economic and market conditions, including the current economic environment.
•	We are subject to certain risks due to our international distribution channels and vendors.
•	Sales of moissanite jewelry could be dependent upon the pricing of precious metals, which is beyond our control.
•	Seasonality of our business may adversely affect our net sales and operating income.
•	We may not be able to adequately protect our intellectual property, which could harm the value of our products and brands and adversely affect our business.
•	A failure of our information technology infrastructure or a failure to protect confidential information of our customers and our network against security breaches could adversely impact our business and operations.
•	If we fail to evaluate, implement, and integrate strategic acquisition or disposition opportunities successfully, our business may suffer.
•	Governmental regulation and oversight might adversely impact our operations.
•	New regulations related to “conflict minerals” may cause us to incur additional expenses and could limit the supply and increase the cost of certain materials used in manufacturing our products.
•	Some anti-takeover provisions of our charter documents and agreements may delay or prevent a takeover of our company.

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

The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements, including a brief discussion of our business and products, key factors that impacted our performance, and a summary of our operating results. This information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2013. Historical results and percentage relationships among any amounts in the consolidated financial statements are not necessarily indicative of trends in operating results for future periods.

Overview

We manufacture, market, and distribute Charles & Colvard Created Moissanite® jewels (which we refer to as moissanite or moissanite jewels), finished jewelry featuring moissanite, and fashion finished jewelry for sale in the worldwide jewelry market. Moissanite, also known by its chemical name of silicon carbide, or SiC, is a rare mineral first discovered in a meteor crater. Because naturally occurring SiC crystals are too small for commercial use, larger crystals must be grown in a laboratory. Leveraging our advantage of being the sole source worldwide of created moissanite jewels, our strategy is to establish Charles & Colvard with reputable, high-quality, and sophisticated brands and to position moissanite as an affordable, luxurious alternative to other gems, such as diamond. We believe this is possible due to moissanite’s exceptional brilliance, fire, luster, durability, and rarity like no other jewel available on the market.

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

The wholesale finished jewelry business that we launched in 2010 is currently expanding through select retailers and television shopping networks. We believe there is significant opportunity to further expand our wholesale finished jewelry business through e-commerce, television shopping, and other retailers. We also believe our finished jewelry business, including finished jewelry sold through our direct-to-consumer e-commerce and home party sales channels, allows us to have more control over the end product and enhance our relationships with consumers, as well as provide incremental sales and gross profit dollars due to the higher price points of finished jewelry containing moissanite relative to loose jewels. To that end, we are focusing on the following critical aspects of our strategic plan during 2014:

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

In June 2013, we engaged Cindy Riccio Communications, Inc., or CRC, a New York-based public relations, marketing, and events agency, as our agency of record to generate optimal exposure with consumer media for both our Lulu Avenue® and Forever Brilliant® brands, with the goal to increase consumer awareness of our brands specifically and moissanite generally. Several media events occurred during 2013 where magazine editors, fashion columnists, and bloggers were invited to experience first-hand our Lulu Avenue® fashion and moissanite finished jewelry and our Forever Brilliant® loose jewels. We are also utilizing CRC to increase exposure for our brands in 2014 through improved product placement in leading fashion periodicals and blogging sites, and through broadcast and; print editorial outreach.

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

To better position us for greater market share growth, we identified the need for a VP of Marketing, and filled the role in April 2014.  This position will focus our branding efforts on our target consumers.

•	Expanding our direct-to-consumer e-commerce business - Our direct-to-consumer e-commerce website, Moissanite.com, features an intuitive site design with robust functionality to enhance the customer experience and convert traffic into sales. We continue to expand the website’s jewelry collections and its loose moissanite jewel assortment by featuring a variety of colors and shapes, and we are investing resources in targeted advertising and marketing campaigns. In 2013 and the first three months of 2014, we continued fine-tuning such marketing efforts to maximize return on investment, increasing product assortment, and building new site functionality designed to increase sales conversion rates. We believe our direct-to-consumer e-commerce sales channel will not only add to our top-line revenues in a significant manner, but will also play a key role in our campaign to increase overall consumer awareness of moissanite. We also envision e-commerce as a part of a broader effort to establish online connections with consumers that build our brands and our business with retail partners.

•	Developing our direct-to-consumer home party business - In October 2012, our direct-to-consumer home party business, Lulu Avenue®, began to integrate the custom designs of a well-known jewelry designer into the current jewelry line. The first phase of the integration was completed in March 2013. In April 2013, we hired a President of Lulu Avenue® whose focus is on the scale-up of the sales force, and in March 2013, we hired a Director of Finance and Administration, who leads the back office technology and supply chain efforts of Lulu Avenue®. With these new key personnel, we completed the final phase of the integration process in 2013. We believe our direct-to-consumer home party sales channel will provide future sales growth in 2014 and play a role in our campaign to increase overall consumer awareness of moissanite.

As we execute our strategy to build and reinvest in our businesses, significant expenses and investment of cash will be required ahead of the revenue streams we expect in the future, and this may result in some unprofitable reporting periods in 2014. Despite this, we have maintained as one of our primary goals to generate positive cash flow to protect our cash position. We were not successful in achieving this goal during 2013 and the first three months of 2014, primarily as a result of our significant inventory build of Forever Brilliant® loose jewels to meet anticipated demand, establish an in-stock position for future orders and collect on our trade receivables generated from these sales. We will continue to diligently focus on cost-management, and monitor our cash burn rate and collection efforts as we grow the business.

Our total consolidated net sales for the three months ended March 31, 2014 of $6.07 million were 7% lower than total consolidated net sales during the same period of 2013. Wholesale distribution segment net sales for the three months ended March 31, 2014 of $5.15 million were 14% lower than wholesale distribution segment net sales during the same period of 2013. Direct-to-consumer distribution segment net sales for the three months ended March 31, 2014 of $914,000 were 89% greater than direct-to-consumer distribution segment net sales during the same period of 2013.

Loose jewel sales comprised 61% of our total consolidated net sales and decreased 15% to $3.68 million, compared with $4.35 million in the same period of 2013. Finished jewelry sales comprised 39% of our total consolidated net sales and increased 11% to $2.39 million, compared with $2.16 million in the same period of 2013. We expect these shifts in sales by product mix to continue as we execute our strategy of developing new wholesale and direct-to-consumer sales channels and expanding our finished jewelry business.

Operating expenses increased by $473,000, or 15%, to $3.58 million for the three months ended March 31, 2014, compared with $3.10 million in the same period of 2013. Of this increase, general and administrative expenses increased $527,000, primarily as a result of personnel and consulting additions. Sales and marketing expenses decreased $52,000, or 2%, to $2.19 million, primarily as a result of lower severance and consulting expenses incurred to launch the e-commerce and home party direct sales businesses, offset in part by increased expenses for personnel additions and advertising and marketing initiatives incurred to position our company for future growth.  As we grow our business, we intend to continue to closely manage our operating expenses by seeking the most cost effective and efficient solutions to our operating requirements. We recorded a net loss of $1.06 million, or $0.05 per diluted share, for the three months ended March 31, 2014, primarily due to higher general and administrative expenses and a lower gross profit margin.  Our lower gross profit resulted from a greater sales mix of finished jewelry that typically yields a lower gross margin than loose jewels due to the lower markup on precious metals and labor used in the manufacture of jewelry.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which we prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities. “Critical accounting policies and estimates” are defined as those most important to the financial statement presentation and that require the most difficult, subjective, or complex judgments. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Under different assumptions and/or conditions, actual results of operations may materially differ. We have disclosed our critical accounting policies and estimates in our Annual Report on Form 10-K for the year ended December 31, 2013, and that disclosure should be read in conjunction with this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth certain consolidated statements of operations data for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Net sales	$6,067,553	$6,505,074
Costs and expenses:
Cost of goods sold	3,663,042	2,881,978
Sales and marketing	2,194,611	2,246,209
General and administrative	1,376,215	849,377
Research and development	1,987	5,983
Loss on abandonment of assets	2,201	-
Total costs and expenses	7,238,056	5,983,547
(Loss) income from operations	(1,170,503)	521,527
Other (expense) income:
Interest income	29	7,502
Interest expense	(130)	(740)
Total other (expense) income, net	(101)	6,762
(Loss) income before income taxes	(1,170,604)	528,289
Income tax net benefit (expense)	107,210	(222,016)
Net (loss) income	$(1,063,394)	$306,273

Consolidated Net Sales

Consolidated net sales for the three months ended March 31, 2014 and 2013 comprise the following:

	Three Months Ended March 31,		Change
	2014	2013	Dollars	Percent
Loose jewels	$3,680,724	$4,348,296	$(667,572)	-15%
Finished jewelry	2,386,829	2,156,778	230,051	11%
Total consolidated net sales	$6,067,553	$6,505,074	$(437,521)	7%

Consolidated net sales were $6.07 million for the three months ended March 31, 2014 compared to $6.51 million for the three months ended March 31, 2013, a decrease of $438,000, or 7%. The decrease in consolidated net sales was due primarily to a decrease in loose jewel sales to our largest international wholesale customers, offset in part by increased sales to two of our largest domestic wholesale customers and increased finished jewelry sales, primarily through our direct-to-consumer businesses, Moissanite.com and Lulu Avenue®, which collectively increased 89% to $914,000. We anticipate orders and related sales of loose moissanite jewels and finished jewelry featuring moissanite in both our wholesale distribution segment and direct-to-consumer distribution segment will improve as we execute our growth strategies.

Sales of loose jewels represented 61% and 67% of total consolidated net sales for the three months ended March 31, 2014 and 2013, respectively. For the three months ended March 31, 2014, loose jewel sales were $3.68 million compared to $4.35 million for the corresponding period of the prior year, a decrease of $668,000, or 15%. This decrease was primarily attributable to a decrease in loose jewel sales to two of our larger international wholesale customers, offset in part by increased sales to two of our larger domestic wholesale customers.  Overall sales orders from some of our larger international customers were lower in the first three months of 2014 compared to the same period in 2013 due to economic and market conditions facing these larger international customers. We believe the economic and market conditions will improve in our international markets.

Sales of finished jewelry represented 39% and 33% of total consolidated net sales for the three months ended March 31, 2014 and 2013, respectively. For the three months ended March 31, 2014, finished jewelry sales were $2.39 million compared to $2.16 million for the corresponding period of the prior year, an increase of $230,000, or 11%. This increase was primarily attributable to our ongoing expansion into the finished jewelry business, primarily through the growth of our e-commerce and home party businesses in our direct-to-consumer distribution segment.

United States, or U.S., net sales accounted for approximately 94% and 79% of total consolidated net sales during the three months ended March 31, 2014 and 2013, respectively. U.S. net sales increased 12% during the three months ended March 31, 2014 from the corresponding period of the prior year primarily as a result of an increase in loose jewel sales to our wholesale customer base resulting from the launch of our new whiter Forever Brilliant® moissanite jewel and the growth of our wholesale customers’ moissanite finished jewelry lines. The increase in U.S. sales was also attributable to an increase in finished jewelry sales through our direct-to-consumer businesses, Moissanite.com and Lulu Avenue®.

Our three largest U.S. customers during the three months ended March 31, 2014 accounted for 25%, 23% and 20%, respectively, of our total consolidated sales compared to 12%, 30% and 9% respectively, during the same period of 2013. No additional U.S. customers accounted for more than 10% of total consolidated sales during the three months ended March 31, 2014 or 2013. We expect that we will remain dependent on our ability, and that of our largest customers, to maintain and enhance retail programs. A change in or loss of any of these customer or retailer relationships could have a material adverse effect on our results of operations.

International net sales accounted for approximately 6% and 21% of total consolidated net sales during the three months ended March 31, 2014 and 2013, respectively. International sales decreased 74% during the three months ended March 31, 2014 from the corresponding period of the prior year primarily as a result of a decrease in loose jewel sales to our wholesale customer base. Overall sales orders from some of our larger international customers were lower in the first three months of 2014 compared to the same period in 2013 due to economic and market conditions facing these larger international customers. We believe the economic and market conditions will improve in our international markets. No international customers accounted for more than 10% of total consolidated sales during the three months ended March 31, 2014 or 2013. A portion of our international consolidated sales represents jewels sold internationally that may be re-imported to U.S. retailers. Our top three international distributors by sales volume during the three months ended March 31, 2014 were located in Hong Kong, the United Kingdom and Russia.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,		Change
	2014	2013	Dollars	Percent
Product line cost of goods sold
Loose jewels	$1,797,407	$1,722,686	$74,721	4%
Finished jewelry	1,638,249	783,621	854,628	109%
Total product line cost of goods sold	3,435,656	2,506,307	929,349	37%
Non-product line cost of goods sold	227,386	375,671	(148,285)	-39%
Total cost of goods sold	$3,663,042	$2,881,978	$781,064	27%

Total cost of goods sold was $3.66 million for the three months ended March 31, 2014 compared to $2.88 million for the three months ended March 31, 2013, an increase of $781,000, or 27%. Product line cost of goods sold is defined as product cost of goods sold in each of our wholesale distribution and direct-to-consumer distribution operating segments excluding non-capitalized expenses from our manufacturing and production control departments, comprising personnel costs, depreciation, rent, utilities, and corporate overhead allocations; freight out; inventory valuation allowance adjustments; and other inventory adjustments, comprising costs of quality issues, damaged goods, and inventory write-offs.

The increase in cost of goods sold was primarily due to a $855,000 increase in finished jewelry product line cost of goods sold resulting from the 11% increase in finished jewelry sales, lower margins on the sale of goods to our largest jewelry customer, and a $75,000 increase in loose jewel product line cost of goods sold resulting from the higher raw material costs and capitalized overhead during the manufacturing period of our new whiter Forever Brilliant® moissanite jewel, offset in part by a net decrease in non-product line cost of goods sold of $148,000. The net decrease in non-product line cost of goods sold comprises a $245,000 decrease in non-capitalized manufacturing and production control expenses, offset in part by a $43,000 increase in inventory valuation allowances, including inventory shrinkage, recuts, repairs, and scrap reserves; a $31,000 increase in other inventory adjustments; and a $23,000 increase in freight out. See Note 3, “Segment Information and Geographic Data,” in the Notes to Condensed Consolidated Financial Statements for further discussion of non-product line cost of goods sold.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,		Change
	2014	2013	Dollars	Percent
Sales and marketing	$2,194,611	$2,246,209	$(51,598)	-2%

Sales and marketing expenses were $2.19 million for the three months ended March 31, 2014 compared to $2.25 million for the three months ended March 31, 2013, a decrease of $52,000, or 2%.

The decrease in sales and marketing expenses was primarily due to a $93,000 net decrease in professional services related to the addition of temporary personnel, consulting services, and the maintenance of software platforms for our direct-to-consumer e-commerce and home party lines of business; a $66,000 decrease in recruiting fees; a $23,000 net decrease in advertising expenses; and a $1,000 decrease in depreciation expense.  The decrease in advertising expenses comprises a decrease in Internet marketing of $34,000 due primarily to lower paid search advertising in support of our Moissanite.com e-commerce website; an $18,000 decrease in cooperative advertising; and a decrease in samples of $8,000.  These decreases in advertising expenses were partially offset by an increase of $37,000 in agency expenses to develop and promote brand awareness campaigns. The decrease in cooperative advertising expenses resulted primarily from the decrease in sales of loose jewels, primarily to our international customers, compared to the same period in the prior year and management’s estimate of future utilization based on our historical experience with each customer and the related contractual arrangements to provide certain levels of cooperative advertising for our customers.

The decrease in sales and marketing expenses was offset in part by an $83,000 net increase in compensation costs; a $28,000 increase in software maintenance agreements to support our direct-to-consumer selling platforms; a $9,000 increase in travel-related expenses primarily due to the timing and nature of costs incurred relative to the same period in 2013; and an $11,000 increase in office-related expenses.  Compensation costs increased primarily as a result of increased salaries and related employee benefits in the aggregate of $244,000, increased commission expense of $39,000, and an increase in stock-based compensation expense of $23,000.  These increases were offset in part by lower severance pay of $123,000 and a decrease in bonus expense of $100,000.

We expect our total sales and marketing expenses will increase as sales increase, but the rate of growth should slow and become a lower percentage of sales as expenses more variable in nature, such as advertising and commissions, increase as part of our strategy to build sales; but fixed expenses, such as compensation costs, remain relatively constant.

General and Administrative

General and administrative expenses for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,		Change
	2014	2013	Dollars	Percent
General and administrative	$1,376,215	$849,377	$526,838	62%

General and administrative expenses were $1.38 million for the three months ended March 31, 2014 compared to $849,000 for the three months ended March 31, 2013, an increase of $527,000, or 62%.

The increase in general and administrative expenses was primarily due to a $283,000 net increase in compensation expenses; a $159,000 increase in professional services; a $96,000 increase in bad debt expense associated with our allowance for doubtful accounts reserve policy; a $36,000 increase in depreciation and amortization expense and a $12,000 increase in business and franchise taxes.  These increases were offset in part by $37,000 decrease in office-related expenses; a $17,000 decrease in travel-related expenses associated with investor, customer, and supplier meetings; and a $5,000 decrease in Board member compensation.  Compensation expenses increased primarily as a result of an increase in salaries and related employee benefits in the aggregate of $179,000 and an increase in stock-based compensation expense of $104,000.  Professional services increased primarily due to an increase in legal fees of $90,000; investor and public relations expenses increase of $53,000; an increase of $14,000 in consulting and other professional services; and a $2,000 increase in audit and tax services.

Research and Development

Research and development expenses for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,		Change
	2014	2013	Dollars	Percent
Research and development	$1,987	$5,983	$(3,996)	-67%

Research and development expenses were $2,000 for the three months ended March 31, 2014 compared to $6,000 for the three months ended March 31, 2013, a decrease of $4,000, or 67%.

The decrease in research and development expenses was primarily due to a $1,000 decrease in consulting professional services and a $3,000 decrease in compensation costs for time allocated by operations personnel to research and development activities.

Interest Income

Interest income for the three months ended March 31, 2013 and 2012 is as follows:

	Three Months Ended March 31,		Change
	2013	2012	Dollars	Percent
Interest income	$29	$7,502	$(7,473)	-100%

Interest income approximated $0 for the three months ended March 31, 2014 compared to $8,000 for the three months ended March 31, 2013, a decrease of $8,000, or 100%.

The decrease in interest income resulted primarily from not investing excess cash in U.S. government agency securities and lower average cash balances in lower yielding money market accounts during the three months ended March 31, 2014 as compared to the same period in 2013.

Provision for Income Taxes

We recognized an income tax net benefit of approximately $107,000 for the three months ended March 31, 2014 compared to an income tax net expense of approximately $222,000 for the three months ended March 31, 2013.

As of each reporting date, management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. For the year ended December 31, 2013, cumulative positive taxable income over the last three tax years had been generated, offsetting the negative evidence of cumulative losses in previous years. We also determined that our expectations of future taxable income in upcoming tax years would be sufficient to result in full utilization of these net operating loss carryforwards and deferred tax assets prior to any statutory expiration. As a result, management determined that sufficient positive evidence existed as of March 31, 2014 and December 31, 2013 to conclude that it is more likely than not that deferred tax assets of $4.15 million and $4.04 million, respectively, are realizable, and it adjusted its valuation allowance accordingly to reflect the estimated net realizable value.  A valuation allowance remained at March 31, 2014 and December 31, 2013 against certain deferred tax assets relating to state net operating loss carryforwards from our e-commerce and home party operating subsidiaries due to the timing uncertainty of when the subsidiaries will generate cumulative positive taxable income to utilize the associated deferred tax assets. A valuation allowance also remained at March 31, 2014 and December 31, 2013 against certain deferred tax assets relating to investment loss carryforwards because we do not anticipate we will generate sufficient investment income to utilize the carryforwards.

For the three months ended March 31, 2014, we recognized $110,000 of current period income tax benefit, which represents an effective tax rate of 9.4% on the current period pre-tax book income. The effective tax rate for the three months ended March 31, 2014 differs from the federal statutory rate of 34.0% primarily due to the impact of state income taxes, stock-based compensation expense that is not deductible for tax purposes, and other book-to-tax reconciling items. During the three months ended March 31, 2014, we also recognized approximately $3,000 of income tax expense for estimated tax, penalties, and interest associated with uncertain tax positions.

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

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of March 31, 2014, our principal sources of liquidity were cash and cash equivalents totaling $2.48 million, trade accounts receivable of $8.80 million, and current inventory of $12.02 million, as compared to cash and cash equivalents totaling $2.57 million, trade accounts receivable of $10.24 million, and current inventory of $13.07 million as of December 31, 2013.  As described more fully below, we also have access to a $10 million line of credit.

During the three months ended March 31, 2014, our working capital decreased by approximately $2.93 million to $20.62 million from $23.54 million at December 31, 2013. As described more fully below, the decrease in working capital at March 31, 2014 is primarily attributable to a decrease in trade accounts receivable, a greater allocation of inventory to long-term, an increase in trade accounts payable, and a net increase in accrued expenses and other liabilities, offset in part by an increase in prepaid expenses and other assets.

During the three months ended March 31, 2014, $62,000 of cash was used in operations. The primary drivers of negative cash flow were our net loss of $1.06 million that included $240,000 of net non-cash expenses, a net increase in inventory of $1.35 million, and an increase in prepaid expenses and other assets of $21,000.  These factors were partially offset by a decrease in trade accounts receivable of $2.25 million, an increase in trade accounts payable of $340,000, and an increase of $18,000 in accrued liabilities.  Inventories increased primarily as a result of new raw material SiC crystals purchased during the quarter pursuant to our Amended and Restated Exclusive Supply Agreement with Cree, or the Cree Exclusive Supply Agreement; purchases of jewelry castings, findings, and other jewelry components; and production of moissanite gemstones, offset in part by sales during the quarter. Prepaid expenses and other assets increased primarily as a result of deposits made during the quarter in advance of goods or services received.  Accounts payable increased primarily as a result of the timing of costs incurred but not yet paid as of March 31, 2014 associated with inventory-related purchases and professional services incurred but not yet due under our vendors’ payment terms. Accounts receivable decreased primarily as a result of collection efforts during the first quarter of 2014 on higher sales made in the fourth quarter of 2013, offset in part by extended wholesale customer payment terms that we offer from time to time that may not immediately increase liquidity as a result of current-period sales. We believe our competitors and other vendors in the wholesale jewelry industry have also expanded their use of extended payment terms and, in aggregate, we believe that by expanding our use of extended payment terms, we have provided a competitive response in our market and that our net sales have been favorably impacted. We are unable to estimate the impact of this program on our net sales, but if we ceased providing extended payment terms in select instances, we believe we would not be competitive for some wholesale customers in the marketplace and that our net sales and profits would likely decrease. We have not experienced any significant accounts receivable write-offs related to revenue arrangements with extended payment terms.

We manufactured approximately $3.61 million in loose jewels and $1.91 million in finished jewelry, which includes the cost of the loose jewels and the purchase of precious metals and labor in connection with jewelry production, during the three months ended March 31, 2014. We expect our purchases of precious metals and labor to increase as we increase our finished jewelry business. In addition, from the beginning of 2006 through the first quarter of 2014, the price of gold has increased significantly (approximately 144%), resulting in higher retail price points for gold jewelry. Because the market price of gold and other precious metals is beyond our control, the recent upward price trends could continue and have a negative impact on our operating cash flow as we manufacture finished jewelry.

Historically, our raw material inventories of SiC crystals had been purchased under exclusive supply agreements with a limited number of suppliers. Because the supply agreements restricted the sale of these crystals exclusively to us, the suppliers negotiated minimum purchase commitments with us that, when combined with our reduced sales during the periods when the purchase commitments were in effect, have resulted in levels of inventories that are higher than we might otherwise maintain. As of March 31, 2014, $31.71 million of our inventories were classified as long-term assets. Loose jewel sales and finished jewelry that we manufacture will utilize both the finished good loose jewels currently on hand and, as we deplete certain shapes and sizes, our on-hand raw material SiC crystals of $4.77 million and new raw material that we are purchasing from Cree.

In connection with the Cree Exclusive Supply Agreement, which expires in July 2015, we have committed to purchase from Cree a minimum of 50%, by dollar volume, of our raw material SiC crystal requirements. If our orders require Cree to expand beyond specified production levels, we must commit to purchase certain minimum quantities.

In February 2013, we entered into an amendment to a prior letter agreement with Cree, which provides a framework for our purchases of SiC crystals under the Cree Exclusive Supply Agreement. Pursuant to this amendment, we agreed to purchase at least $4.00 million of SiC crystals in an initial new order. After the initial new order, we have agreed to issue non-cancellable, quarterly orders that must equal or exceed a set minimum order quantity. Our total purchase commitment under the amendment (as subsequently  amended) until July 2015, including the initial new order, is dependent upon the grade of the material and ranges between approximately $7.64 million and approximately $18.56 million. During the three months ended March 31, 2014, we purchased $2.55 million of raw material SiC crystals from Cree. We expect to use existing cash and cash equivalents and other working capital, together with future cash expected to be provided by operating activities and, if necessary, our line of credit, to finance this purchase commitment.

We made no income tax payments during the three months ended March 31, 2014. As of March 31, 2014, we had approximately $882,000 of remaining federal income tax credits, $533,000 of which expire between 2018 and 2021 and the balance without an expiration, which can be carried forward to offset future income taxes. As of March 31, 2014, we also had a federal tax net operating loss carryforward of approximately $5.66 million expiring between 2020 and 2033, which can be used to offset against future federal taxable income, a North Carolina tax net operating loss carryforward of approximately $11.28 million expiring between 2023 and 2028, and various other state tax net operating loss carryforwards expiring between 2016 and 2033, which can be used to offset against future state taxable income.

On August 6, 2013, the Board authorized the extension of the Company’s share repurchase program for an additional 12 months. The program, which was originally authorized on November 13, 2009, authorizes the Company to repurchase up to 1,000,000 shares of the Company’s common stock until August 12, 2014 in open market or in privately negotiated transactions. The Company expects to use available cash to finance these purchases and will determine the timing and amount of stock repurchases based on the Company’s evaluation of market conditions, the market price of the Company’s common stock, and management’s assessment of the Company’s liquidity and cash flow needs. The Company has no obligations to repurchase shares under the program and the program may be suspended or terminated at any time. As of March 31, 2014, 809,213 shares of the Company’s common stock remain available for repurchase under the program.  We have not repurchased any shares under this program during the three months ended March 31, 2014.

On September 20, 2013, we obtained a $10,000,000 revolving line of credit, or the Line of Credit, from PNC Bank, National Association, or PNC Bank, for general corporate and working capital purposes. The Line of Credit is evidenced by a Committed Line of Credit Note, dated September 20, 2013, or the Note, which matures on June 15, 2015. Amounts outstanding under the Note accrue interest at the 1-month LIBOR rate (adjusted daily) plus 1.50%, calculated on an actual / 360 basis and payable monthly in arrears. Amounts outstanding during an event of default accrue interest at a rate 3.00% in excess of the standard rate, and late payments are subject to a 5.00% late charge. The Note may be repaid in whole or in part at any time, without penalty or premium.

The Line of Credit is also governed by a loan agreement, dated September 20, 2013, or the Loan Agreement, and is guaranteed by Charles & Colvard Direct and Moissanite.com, as our wholly-owned subsidiaries. The Line of Credit is secured by a lien on substantially all of our assets, including those of our subsidiaries.  Under the Loan Agreement, we are required to comply with the following financial covenants, each tested on a quarterly basis: (1) interest coverage ratio, (2) funded debt to EBITDA ratio, and (3) ratio of current assets to funded debt. The Loan Agreement contains other customary covenants and representations, including a financial reporting covenant and limitations on dividends, debt, contingent obligations, liens, loans, investments, mergers, acquisitions, divestitures, subsidiaries, and change in control.

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

As of May 5, 2014, we have not taken any advances against the Line of Credit.

We believe that our existing cash and cash equivalents and other working capital, together with future cash expected to be provided by operating activities, will be sufficient to meet our working capital and capital expenditure needs over the next 12 months. Our future capital requirements and the adequacy of available funds will depend on many factors, including our rate of sales growth; the expansion of our sales and marketing activities, including the operating capital needs of our wholly owned subsidiaries; the timing and extent of raw materials and labor purchases in connection with loose jewel production to support our moissanite jewel business and precious metals and labor purchases in connection with jewelry production to support our finished jewelry business; the timing of capital expenditures; and risk factors described in more detail in “Risk Factors” in this report and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.  We obtained the Line of Credit to mitigate these risks to our cash and liquidity position.  Also, we may make investments in, or acquisitions of, complementary businesses, which could also require us to seek additional equity or debt financing.

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

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. During the three months ended March 31, 2014, we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 1A.	Risk Factors

We discuss in our Annual Report on Form 10-K for the year ended December 31, 2013 various risks that may materially affect our business. Except as set forth below, there have been no material changes to such risks.

The financial difficulties or insolvency of one or more of our major customers or their lack of willingness and ability to market our products could adversely affect results. We are subject to a concentration of credit risk amongst our major customers (some of whom are distributors), and a default by any of these customers on their debts to us could have a material adverse effect on our financial position. Future sales and our ability to collect accounts receivable depend, in part, on the financial strength of our customers and our distributors’ willingness and ability to successfully market our products. We estimate an allowance for accounts for which collectability is at risk and this allowance adversely impacts profitability. In the event customers experience greater than anticipated financial difficulties, insolvency, or difficulty marketing products, we expect profitability to be adversely impacted by our failure to collect accounts receivable in excess of the estimated allowance. In these circumstances, we may demand the return of product sold to such customers, resulting in an increase in inventory and a reduction in accounts receivable. Given the current economic environment, constrained access to capital and general market contractions may heighten our exposure to customer default and lower than expected distributor sales.

Item 6.	Exhibits

The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description
10.1	Board Compensation Program, effective May 21, 2014 (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K, as filed with the SEC on March 27, 2014)

10.2
Form of Director Nonqualified Stock Option Agreement under the Charles & Colvard, Ltd. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K, as filed with the SEC on March 27, 2014)

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

101
The following materials from Charles & Colvard, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARLES & COLVARD, LTD.

	By:	/s/ Randy N. McCullough
May 7, 2014		Randy N. McCullough
President and Chief Executive Officer

	By:	/s/ Kyle Macemore
May 7, 2014		Kyle Macemore
Sr. Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Board Compensation Program, effective May 21, 2014 (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K, as filed with the SEC on March 27, 2014)

10.2
Form of Director Nonqualified Stock Option Agreement under the Charles & Colvard, Ltd. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K, as filed with the SEC on March 27, 2014)

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

101
The following materials from Charles & Colvard, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.