Form 10-Q
period 2014-06-30
CHARLES & COLVARD LTD
filed 2014-08-06
CIK 1015155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

OR

☐   Transition report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to ______

Commission File Number: 000-23329

Charles & Colvard, Ltd.
(Exact name of registrant as specified in its charter)

North Carolina	56-1928817
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

170 Southport Drive Morrisville, North Carolina	27560
(Address of principal executive offices)	(Zip Code)

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

As of August 4, 2014, there were 20,357,333 shares of the registrant’s common stock, no par value per share, outstanding.

CHARLES & COLVARD, LTD.

FORM 10-Q
For the Quarterly Period Ended June 30, 2014

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014 (unaudited)	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$3,362,813	$2,573,405
Accounts receivable, net	7,816,710	10,244,732
Inventory, net	12,419,064	13,074,428
Prepaid expenses and other assets	1,055,610	951,635
Deferred income taxes	-	1,197,832
Total current assets	24,654,197	28,042,032
Long-term assets:
Inventory, net	29,055,044	29,337,674
Property and equipment, net	2,163,187	1,717,692
Intangible assets, net	305,955	325,867
Deferred income taxes	-	2,841,891
Other assets	349,466	58,696
Total long-term assets	31,873,652	34,281,820
TOTAL ASSETS	$56,527,849	$62,323,852

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,659,900	$3,670,551
Accrued cooperative advertising	196,000	188,000
Accrued expenses and other liabilities	713,860	642,186
Total current liabilities	4,569,760	4,500,737
Long-term liabilities:
Accrued rent	575,907	-
Accrued income taxes	401,496	395,442
Total long-term liabilities	977,403	395,442
Total liabilities	5,547,163	4,896,179
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value	53,949,001	53,949,001
Additional paid-in capital – stock-based compensation	10,751,470	9,940,980
Accumulated deficit	(13,719,785)	(6,462,308)
Total shareholders’ equity	50,980,686	57,427,673
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$56,527,849	$62,323,852

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$7,841,647	$6,512,500	$13,909,200	$13,017,574
Costs and expenses:
Cost of goods sold	5,324,981	3,389,315	8,988,023	6,271,293
Sales and marketing	2,171,614	2,532,995	4,366,225	4,779,204
General and administrative	2,376,466	1,344,408	3,752,681	2,193,785
Research and development	9,514	9,041	11,501	15,024
Loss on abandonment of assets	-	95,052	2,201	95,052
Total costs and expenses	9,882,575	7,370,811	17,120,631	13,354,358
Loss from operations	(2,040,928)	(858,311)	(3,211,431)	(336,784)
Other income (expense):
Interest income	20	6,972	49	14,474
Interest expense	(188)	(234)	(318)	(974)
Total other (expense) income, net	(168)	6,738	(269)	13,500
Loss before income taxes	(2,041,096)	(851,573)	(3,211,700)	(323,284)
Income tax net (expense) benefit	(4,152,987)	359,988	(4,045,777)	137,972
Net loss	$(6,194,083)	$(491,585)	$(7,257,477)	$(185,312)

Net loss per common share:
Basic	$(0.31)	$(0.02)	$(0.36)	$(0.01)
Diluted	$(0.31)	$(0.02)	$(0.36)	$(0.01)

Weighted average number of shares used in computing net loss per common share:
Basic	20,262,299	19,812,397	20,229,979	19,736,068
Diluted	20,262,299	19,812,397	20,229,979	19,736,068

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,257,477)	$(185,312)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	588,745	384,749
Amortization of bond premium	-	2,706
Stock-based compensation	810,490	743,633
Provision for uncollectible accounts	682,725	(60,805)
Provision for sales returns	(845,000)	(135,000)
Provision for inventory reserves	69,000	75,000
Provision (benefit) for deferred income taxes	4,039,723	(150,832)
Loss on abandonment of assets	2,201	95,052
Changes in assets and liabilities:
Accounts receivable	2,590,297	476,974
Interest receivable	-	(891)
Inventory	868,994	(3,664,506)
Prepaid expenses and other assets, net	(394,745)	(392,819)
Accounts payable	(10,651)	430,126
Accrued cooperative advertising	8,000	108,000
Accrued income taxes	6,054	5,810
Other accrued liabilities	647,581	(40,620)
Net cash provided by (used in) operating activities	1,805,937	(2,308,735)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(956,666)	(202,610)
Patent, license rights, and trademark costs	(59,863)	(91,678)
Net cash used in investing activities	(1,016,529)	(294,288)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock option exercises	-	13,400
Net cash provided by financing activities	-	13,400

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	789,408	(2,589,623)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,573,405	11,860,842
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,362,813	$9,271,219

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$318	$974
Cash paid during the period for income taxes	$-	$7,050

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

Basis of Presentation and Principles of Consolidation - The accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, the unaudited statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2014.

The condensed consolidated financial statements as of and for the three and six months ended June 30, 2014 and 2013 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of December 31, 2013 is derived from the audited financial statements as of that date. The accompanying statements should be read in conjunction with the audited financial statements and related notes, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 27, 2014 (the “2013 Annual Report”).

The accompanying condensed consolidated financial statements as of and for the three and six months ended June 30, 2014 and 2013 include the accounts of the Company and its wholly owned subsidiaries Moissanite.com, LLC, formed in 2011; Charles & Colvard Direct, LLC, formed in 2011; and Charles & Colvard (HK) Ltd., the Company’s Hong Kong subsidiary that became a dormant entity in the second quarter of 2009 and the operations of which ceased in 2008. All intercompany accounts have been eliminated.

Significant Accounting Policies - In the opinion of the Company’s management, the significant accounting policies used for the three and six months ended June 30, 2014 are consistent with those used for the year ended December 31, 2013. Accordingly, please refer to the 2013 Annual Report for the Company’s significant accounting policies.

Use of Estimates - The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates impacting the Company’s condensed consolidated financial statements relate to valuation and classification of inventories, accounts receivable reserves, deferred tax assets, uncertain tax positions, stock compensation expense, and cooperative advertising. Actual results could differ materially from those estimates.

Reclassifications - Certain amounts in the prior year’s condensed consolidated financial statements have been reclassified to conform to the current year presentation.

Recently Adopted/Issued Accounting Pronouncements - In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which the Company will adopt the standard in 2017.

3.	SEGMENT INFORMATION AND GEOGRAPHIC DATA

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making operating decisions and assessing performance as the source of the Company’s operating and reportable segments.

The Company manages its business primarily by its two distribution channels that it uses to sell its product lines, loose jewels and finished jewelry. Accordingly, the Company determined its two operating and reporting segments to be wholesale distribution transacted through the parent entity and direct-to-consumer distribution transacted through the Company’s wholly owned operating subsidiaries, Moissanite.com, LLC and Charles & Colvard Direct, LLC. The accounting policies for these segments are the same as those described in Note 2, “Basis of Presentation and Significant Accounting Policies,” of this Quarterly Report on Form 10-Q and in the Notes to Consolidated Financial Statements in the 2013 Annual Report.

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

Summary financial information by reporting segment is as follows:

	Three Months Ended June 30,
	2014			2013
	Wholesale	Direct-to- Consumer	Total	Wholesale	Direct-to- Consumer	Total
Net sales
Loose jewels	$3,837,012	$173,327	$4,010,339	$3,984,058	$91,238	$4,075,296
Finished jewelry	3,012,372	818,936	3,831,308	1,905,430	531,774	2,437,204
Total	$6,849,384	$992,263	$7,841,647	$5,889,488	$623,012	$6,512,500

Product line cost of goods sold
Loose jewels	$2,040,944	$25,346	$2,066,290	$1,334,472	$11,795	$1,346,267
Finished jewelry	2,377,715	369,649	2,747,364	1,330,109	290,816	1,620,925
Total	$4,418,659	$394,995	$4,813,654	$2,664,581	$302,611	$2,967,192

Product line gross profit
Loose jewels	$1,796,068	$147,981	$1,944,049	$2,649,586	$79,443	$2,729,029
Finished jewelry	634,657	449,287	1,083,944	575,321	240,958	816,279
Total	$2,430,725	$597,268	$3,027,993	$3,224,907	$320,401	$3,545,308

Operating (loss) income	$(1,008,146)	$(1,032,782)	$(2,040,928)	$624,419	$(1,482,730)	$(858,311)

Depreciation and amortization	$214,021	$96,926	$310,947	$101,876	$90,486	$192,362

Capital expenditures	$928,341	$-	$928,341	$108,645	$5,968	$114,613

	Six Months Ended June 30,
	2014			2013
	Wholesale	Direct-to- Consumer	Total	Wholesale	Direct-to- Consumer	Total
Net sales
Loose jewels	$7,370,756	$320,269	$7,691,025	$8,278,212	$144,998	$8,423,210
Finished jewelry	4,632,243	1,585,932	6,218,175	3,634,153	960,211	4,594,364
Total	$12,002,999	$1,906,201	$13,909,200	$11,912,365	$1,105,209	$13,017,574

Product line cost of goods sold
Loose jewels	$3,816,079	$47,619	$3,863,698	$3,050,412	$18,542	$3,068,954
Finished jewelry	3,657,816	727,796	4,385,612	1,931,079	473,467	2,404,546
Total	$7,473,895	$775,415	$8,249,310	$4,981,491	$492,009	$5,473,500

Product line gross profit
Loose jewels	$3,554,677	$272,650	$3,827,327	$5,227,800	$126,456	$5,354,256
Finished jewelry	974,427	858,136	1,832,563	1,703,074	486,744	2,189,818
Total	$4,529,104	$1,130,786	$5,659,890	$6,930,874	$613,200	$7,544,074

Operating (loss) income	$(1,133,003)	$(2,078,428)	$(3,211,431)	$2,264,325	$(2,601,109)	$(336,784)

Depreciation and amortization	$393,693	$195,052	$588,745	$192,855	$191,894	$384,749

Capital expenditures	$956,666	$-	$956,666	$189,316	$13,294	$202,610

	June 30, 2014			December 31, 2013
	Wholesale	Direct-to- Consumer	Total	Wholesale	Direct-to- Consumer	Total
Total assets	$55,724,771	$803,078	$56,527,849	$61,702,449	$621,403	$62,323,852

A reconciliation of the Company’s product line cost of goods sold to cost of goods sold as reported in the condensed consolidated financial statements is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Product line cost of goods sold	$4,813,654	$2,967,192	$8,249,310	$5,473,500
Non-capitalized manufacturing and production control expenses	256,144	208,389	411,167	608,640
Freight out	76,077	51,453	135,976	87,962
Inventory valuation allowances	45,000	94,000	69,000	75,000
Other inventory adjustments	134,106	68,281	122,570	26,191
Cost of goods sold	$5,324,981	$3,389,315	$8,988,023	$6,271,293

The Company’s net inventories by product line maintained in the parent entity’s wholesale distribution segment are as follows:

	June 30, 2014	December 31, 2013
Loose jewels
Raw materials	$5,110,412	$3,311,375
Work-in-process	6,486,882	9,526,769
Finished goods	21,671,343	20,002,881
Finished goods on consignment	149,142	32,948
Total	$33,417,779	$32,873,973

Finished jewelry
Raw materials	$283,378	$270,043
Work-in-process	562,916	764,355
Finished goods	6,781,866	8,117,035
Finished goods on consignment	355,735	299,514
Total	$7,983,895	$9,450,947

Supplies inventories of approximately $72,000 and $87,000 at June 30, 2014 and December 31, 2013, respectively, included in finished goods inventories in the condensed consolidated financial statements are omitted from inventories by product line because they are used in both product lines and are not maintained separately.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales
United States	$7,267,441	$5,373,178	$12,976,474	$10,485,467
International	574,206	1,139,322	932,726	2,532,107
Total	$7,841,647	$6,512,500	$13,909,200	$13,017,574

	June 30, 2014	December 31, 2013
Property and equipment, net
United States	$2,163,187	$1,717,692
International	-	-
Total	$2,163,187	$1,717,692

	June 30, 2014	December 31, 2013
Intangible assets, net
United States	$54,090	$70,830
International	251,865	255,037
Total	$305,955	$325,867

4.	FAIR VALUE MEASUREMENTS

Under U.S. GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are obtained from independent sources and can be validated by a third party, whereas unobservable inputs reflect assumptions regarding what a third party would use in pricing an asset or liability. The fair value hierarchy consists of three levels based on the reliability of inputs, as follows:

●	Level 1 - quoted prices in active markets for identical assets and liabilities

●	Level 2 - inputs other than Level 1 quoted prices that are directly or indirectly observable

●	Level 3 - unobservable inputs that are not corroborated by market data

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

5.	INVENTORIES

The Company’s total inventories, net of reserves, consisted of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2013	December 31, 2013
Raw materials	$5,393,790	$3,581,418
Work-in-process	7,049,798	10,291,124
Finished goods	29,185,643	28,771,098
Finished goods on consignment	552,877	407,462
Less inventory reserves	(708,000)	(639,000)
Total	$41,474,108	$42,412,102

Current portion	$12,419,064	$13,074,428
Long-term portion	29,055,044	29,337,674
Total	$41,474,108	$42,412,102

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

The Company’s work-in-process inventories include raw SiC crystals on which processing costs, such as labor and sawing, have been incurred; and components, such as metal castings and finished good moissanite jewels, that have been issued to jobs in the manufacture of finished jewelry. The Company’s moissanite jewel manufacturing process involves the production of intermediary shapes, called “preforms,” that vary depending upon the size and shape of the finished jewel. To maximize manufacturing efficiencies, preforms may be made in advance of current finished inventory needs but remain in work-in-process inventories. As of June 30, 2014 and December 31, 2013, work-in-process inventories issued to active production jobs approximated $2.11 million and $4.09 million, respectively.

The Company’s jewels do not degrade in quality over time and inventory generally consists of the shapes and sizes most commonly used in the jewelry industry. In addition, the majority of jewel inventory is not mounted in finished jewelry settings and is therefore not subject to fashion trends nor is obsolescence a significant factor. The Company has very small market penetration in the worldwide jewelry market, and the Company has the exclusive right in the U.S. through mid-2015 and in many other countries through mid-2016 to produce and sell created SiC for use in jewelry applications. In view of the foregoing factors, management has concluded that no excess or obsolete loose jewel inventory reserve requirements existed as of June 30, 2014.

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

In 2011, the Company began purchasing fashion finished jewelry comprised of base metals and non-precious gemstones for sale through Lulu Avenue®, the direct-to-consumer home party division of the Company’s wholly owned operating subsidiary, Charles & Colvard Direct, LLC. This finished jewelry is fashion oriented and subject to styling trends that may change with each catalog season, of which there are several each year. Typically in the jewelry industry, slow-moving or discontinued lines are sold as closeouts or liquidated in alternative sales channels.  The Company reviews the finished jewelry inventory on an ongoing basis for any lower of cost or market and obsolescence issues.  The Company identified certain fashion finished jewelry inventory that could not be sold due to damage or branding issues and established an obsolescence reserve of $128,000 as of June 30, 2014 and December 31, 2013, for the carrying costs in excess of any estimated scrap values.  As of June 30, 2014, the Company identified certain finished jewelry featuring moissanite that was obsolete and established an obsolescence reserve of $30,000 for the carrying costs in excess of any estimated scrap values.

Periodically, the Company ships finished goods inventory to wholesale customers on consignment terms. Under these terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. Finished goods on consignment at June 30, 2014 and December 31, 2013 are net of shrinkage reserves of $48,000 and $75,000, respectively, to allow for certain loose jewels and finished jewelry on consignment with wholesale customers that may not be returned or may be returned in a condition that does not meet the Company’s current grading or quality standards.

Total net loose jewel inventories at June 30, 2014 and December 31, 2013, including inventory on consignment net of reserves, were $33.42 million and $32.87 million, respectively. The loose jewel inventories at June 30, 2014 and December 31, 2013 include shrinkage reserves of $1,000 and $2,000, respectively, with no shrinkage reserves on inventory on consignment. Loose jewel inventories at June 30, 2014 and December 31, 2013 also include recuts reserves of $197,000 and $172,000, respectively.

Total net jewelry inventories at June 30, 2014 and December 31, 2013, including inventory on consignment net of reserves, finished jewelry featuring moissanite manufactured by the Company since entering the finished jewelry business in 2010, and fashion finished jewelry purchased by the Company for sale through Lulu Avenue®, were $7.98 million and $9.45 million, respectively. Jewelry inventories consist primarily of finished goods, a portion of which the Company acquired as part of a January 2009 settlement agreement with a former manufacturer customer to reduce the outstanding receivable to the Company. Due to the lack of a plan to market this inventory at that time, a jewelry inventory reserve was established to reduce the majority of the acquired jewelry inventory value to scrap value, or the amount the Company would expect to obtain by melting the gold in the jewelry and returning to loose-jewel finished goods inventory those jewels that meet grading standards. The scrap reserve established for this acquired inventory at the time of the agreement is adjusted at each reporting period for the market price of gold and has generally declined as the associated jewelry is sold down. At June 30, 2014, the balance increased to $114,000 from $106,000 at December 31, 2013 as a result of a sales return, offset in part by sell down of the inventory during the quarter. Because the finished jewelry the Company began manufacturing in 2010 after it entered that business was made pursuant to an operational plan to market and sell the inventory, it is not subject to this reserve. The finished jewelry inventories at June 30, 2014 and December 31, 2013 also include shrinkage reserves of $160,000 and $180,000, respectively, including shrinkage reserves of $48,000 and $75,000 on inventory on consignment, respectively; and finished jewelry inventories at June 30, 2014 and December 31, 2013 include a repairs reserve of $78,000 and $51,000, respectively.

The need for adjustments to inventory reserves is evaluated on a period-by-period basis.

6.	INCOME TAXES

The Company recognized an income tax net expense of approximately $4.15 million for the three months ended June 30, 2014 compared to an income tax net benefit of approximately $360,000 for the three months ended June 30, 2013.  The Company recognized an income tax net expense of $4.05 million for the six months ended June 30, 2014 compared to an income tax net benefit of $138,000 for the six months ended June 30, 2013.

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets.  The Company’s management determined that sufficient positive evidence existed as of March 31, 2014 and December 31, 2013 to conclude that it is more likely than not that deferred tax assets of $4.15 million and $4.04 million, respectively, were realizable.  A valuation allowance remained at March 31, 2014 and December 31, 2013 against certain deferred tax assets relating to state net operating loss carryforwards from the Company’s e-commerce and home party operating subsidiaries due to the timing uncertainty of when the subsidiaries will generate cumulative positive taxable income to utilize the associated deferred tax assets. A valuation allowance also remained at March 31, 2014 and December 31, 2013 against certain deferred tax assets relating to investment loss carryforwards because the Company does not anticipate it will generate sufficient investment income to utilize the carryforwards.  The Company also previously considered various strategic alternatives, resulting in management determining that a valuation allowance was not necessary at that time.  During the three months ended June 30, 2014, the Company’s management determined that such alternatives were no longer in the best interest of the Company.  Accordingly, the Company’s management concluded that the positive evidence was no longer sufficient to offset available negative evidence, primarily as a result of the pre-tax operating loss for the three and six months ended June 30, 2014.   As a result, management concluded that it was uncertain that the Company would have sufficient future taxable income to utilize its deferred tax assets, and therefore, the Company established a valuation allowance against its deferred tax assets, resulting in a tax expense of $4.15 million and $4.05 million for the three and six months ended June 30, 2014, respectively.  During the three and six months ended June 30, 2014, the Company also recognized approximately $6,000 of income tax expense for estimated tax, penalties, and interest associated with uncertain tax positions.

For the three months ended June 30, 2013, the Company recognized $358,000 of current period income tax benefit, offsetting an income tax expense recorded in the first quarter of 2013 of approximately $211,000. The resulting income tax net benefit of $147,000 for the six months ended June 30, 2013 represents an effective tax rate of 45.4% on the year-to-date pre-tax book loss. The effective tax rate for the six months ended June 30, 2013 differs from the federal statutory rate of 34.0% primarily due to the impact of state income taxes, stock-based compensation expense that is not deductible for tax purposes, and other book-to-tax reconciling items. This effective tax rate increased from December 31, 2012 due to anticipation of higher taxable income in 2013, and an additional $7,000 of income tax expense was accrued and paid in the first quarter of 2013 related to the prior tax year, primarily for adjustment of the federal alternative minimum tax. Additionally, the Company recorded approximately $4,000 of income tax benefit for a discrete permanent tax deduction difference during the three and six months ended June 30, 2013 and approximately $2,000 and $6,000 of income tax expense for estimated tax, penalties, and interest associated with uncertain tax positions during the three and six months ended June 30, 2013, respectively.

7.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

In March 2004, the Company entered into a seven-year lease, beginning in August 2004, for approximately 16,500 square feet of mixed-use space from an unaffiliated third party at a base cost with escalations throughout the lease term plus additional common-area expenses based on the Company’s proportionate share of the lessor’s operating costs. The lease provided for two rent holidays, during which no rent was payable, and a moving allowance. In January 2011, the Company amended the lease effective January 1, 2011 to extend the term through January 2017 in exchange for a reduced rental rate and 50% rent abatement in the first 12 months of the extended term.  The amended lease includes 3% annual rent escalations and a one-time option to terminate the lease effective as of July 31, 2014. The Company exercised this right to terminate the lease by giving notice to the lessor prior to October 31, 2013.  The cost to terminate the lease effective July 31, 2014 was approximately $112,000, which the Company paid at the time notice was given to terminate the lease.  This amount reflects all unamortized lease transaction costs, including, without limitation, all rent abated since January 1, 2011, plus two months’ rent at the current rental rate.  On December 9, 2013, the Company entered into a Lease Agreement, as amended on December 23, 2013 and April 15, 2014 (the “Lease Agreement”), for a new corporate headquarters, which occupies approximately 36,350 square feet of office, storage, and light manufacturing space. The Company took possession of the leased property on May 23, 2014 once certain improvements to the leased space were completed.  These improvements and other lease signing and moving incentives offered by the landlord totaled approximately $550,000 and $73,000, respectively, which will be amortized over the life of the lease.  Included in the Lease Agreement is a seven-month rent abatement period expected to begin June 2014 through December 2014.

The Company recognizes rent expense on a straight-line basis, giving consideration to the rent holidays and escalations, the lease signing and moving allowance to be paid to the Company, and the rent abatement.

As of June 30, 2014, the Company’s future minimum payments under the operating leases were as follows:

2014	$-
2015	553,905
2016	569,138
2017	584,789
2018	600,871
Thereafter	1,793,725
Total	$4,102,428

Rent expense for the three months ended June 30, 2014 and 2013 was approximately $84,000 and $77,000, respectively.  Rent expense for the six months ended June 30, 2014 and 2013 was approximately $115,000 and $133,000, respectively.

Purchase Commitments

On June 6, 1997, the Company entered into an amended and restated exclusive supply agreement with Cree, Inc. (“Cree”). The exclusive supply agreement had an initial term of ten years that was extended in January 2005 to July 2015. In connection with the amended and restated exclusive supply agreement, the Company has committed to purchase from Cree a minimum of 50%, by dollar volume, of its raw material SiC crystal requirements. If the Company’s orders require Cree to expand beyond specified production levels, the Company must commit to purchase certain minimum quantities. Effective February 8, 2013, the Company entered into an amendment to a prior letter agreement with Cree, which provides a framework for the Company’s purchases of SiC crystals under the amended and restated exclusive supply agreement. Pursuant to this amendment, the Company agreed to purchase at least $4.00 million of SiC crystals in an initial new order. After the initial new order, the Company has agreed to issue non-cancellable, quarterly orders that must equal or exceed a set minimum order quantity. The total purchase commitment under the amendment until July 2015, including the initial new order, is dependent upon the grade of the material and ranges between approximately $7.64 million and approximately $18.56 million.  During the six months ended June 30, 2014 and 2013, the Company purchased approximately $3.58 million and $4.99 million, respectively, of SiC crystals under the exclusive supply agreement.

8.	LINE OF CREDIT

On September 20, 2013, the Company obtained a $10,000,000 revolving line of credit (the “Line of Credit”) from PNC Bank, National Association (“PNC Bank”) for general corporate and working capital purposes. The Line of Credit was evidenced by a Committed Line of Credit Note, dated September 20, 2013 (the “Note”), which was set to mature on June 15, 2015.  The interest rate under the Note was the one-month LIBOR rate (adjusted daily) plus 1.50%, calculated on an actual/360 basis.

The Line of Credit was also governed by a loan agreement, dated September 20, 2013 (the “Loan Agreement”) and was guaranteed by Charles & Colvard Direct, LLC, and Moissanite.com, LLC. The Line of Credit was secured by a lien on substantially all assets of the Company and its subsidiaries.

Effective June 25, 2014, the Line of Credit was terminated concurrent with the Company entering into a new banking relationship with Wells Fargo Bank, National Association (“Wells Fargo”).   The Company had not utilized the Line of Credit.  The Company recognized the remaining $19,000 of deferred legal expenses associated with this Line of Credit upon termination.

On June 25, 2014, the Company and its wholly owned subsidiaries, Charles & Colvard Direct, LLC, and Moissanite.com, LLC (collectively, the “Borrowers”), obtained a $10,000,000 asset-based revolving credit facility (the “Credit Facility”) from Wells Fargo. The Credit Facility will be used for general corporate and working capital purposes, including transaction fees and expenses incurred in connection therewith and the issuance of letters of credit up to a $1,000,000 sublimit. The Credit Facility will mature on June 25, 2017.

The Credit Facility includes a $5,000,000 sublimit for advances that are supported by a 90% guaranty provided by the U.S. Export-Import Bank. Advances under the Credit Facility are limited to a borrowing base, which is computed by applying specified advance rates to the value of the Borrowers’ eligible accounts and inventory, less reserves. Advances against inventory are further subject to an initial $3,000,000 maximum. The Borrowers must maintain a minimum of $1,000,000 in excess availability at all times. There are no other financial covenants.

Each advance accrues interest at a rate equal to Wells Fargo’s 3-month LIBOR rate plus 2.50%, calculated on an actual/360 basis and payable monthly in arrears. Principal outstanding during an event of default accrues interest at a rate of 3% in excess of the above rate. Any advance may be prepaid in whole or in part at any time. In addition, the maximum line amount may be reduced by the Company in whole or part at any time, subject to a fee equal to 2% of any reduction in the first year after closing, 1% of any reduction in the second year after closing, and 0% thereafter. There are no mandatory prepayments or line reductions.

The Credit Facility is secured by a lien on substantially all assets of the Borrowers, each of which is jointly and severally liable for all obligations thereunder.

The Credit Facility is evidenced by a credit and security agreement, dated as of June 25, 2014 (the “Credit Agreement”), and customary ancillary documents. The Credit Agreement contains customary covenants, representations and cash dominion provisions, including a financial reporting covenant and limitations on dividends, distributions, debt, contingent obligations, liens, loans, investments, mergers, acquisitions, divestitures, subsidiaries, affiliate transactions, and changes in control.

Events of default under the Credit Facility include, without limitation, (1) any impairment of the Export-Import Bank guaranty, unless the guaranteed advances are repaid within two business days, (2) an event of default under any other indebtedness of the Borrowers in excess of $200,000, and (3) a material adverse change in the ability of the Borrowers to perform their obligations under the Credit Agreement or in the Borrowers’ assets, liabilities, businesses or prospects, or other circumstances that Wells Fargo believes may impair the prospect of repayment. If an event of default occurs, Wells Fargo is entitled to take enforcement action, including acceleration of amounts due under the Credit Agreement and foreclosure upon collateral.

The Credit Agreement contains other customary terms, including indemnity, expense reimbursement, yield protection, and confidentiality provisions.  Wells Fargo is permitted to assign the Credit Facility.

As of June 30, 2014, the Company had not borrowed against the Credit Facility.

9.	STOCK-BASED COMPENSATION

The following table summarizes the components of the Company’s stock-based compensation included in net loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Employee stock options	$209,698	$161,227	$392,422	$300,497
Restricted stock awards	224,281	335,740	418,068	443,136
Income tax benefit	(78,349)	(162,247)	(146,046)	(201,184)
Totals	$355,630	$334,720	$664,444	$542,449

No stock-based compensation was capitalized as a cost of inventory during the three and six months ended June 30, 2014 and 2013.

Stock Options - The following is a summary of the stock option activity for the six months ended June 30, 2014:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2013	1,204,297	$3.14
Granted	215,000	$2.89
Exercised	-	$-
Forfeited	(15,775)	$2.85
Expired	(37,576)	$3.84
Outstanding, June 30, 2014	1,365,946	$3.09

The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2014 was $2.06. The total fair value of stock options that vested during the six months ended June 30, 2014 was approximately $445,000. The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions for stock options granted during the six months ended June 30, 2014:

Dividend yield	0.0%
Expected volatility	92.9%
Risk-free interest rate	1.61%
Expected lives (years)	5.0

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

The following table summarizes information about stock options outstanding at June 30, 2014:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Balance as of 6/30/2014	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 6/30/2014	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 6/30/2014	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
1,365,946	7.72	$3.09	892,453	6.99	$2.63	1,302,584	6.99	$3.05

As of June 30, 2014, the unrecognized stock-based compensation expense related to unvested stock options was approximately $953,000, which is expected to be recognized over a weighted average period of approximately 25 months.

The aggregate intrinsic value of stock options outstanding, exercisable, and vested or expected to vest at June 30, 2014 was approximately $385,000, $383,000, and $385,000, respectively. This amount is before applicable income taxes and represents the closing market price of the Company’s common stock at June 30, 2014 less the grant price, multiplied by the number of stock options that had a grant price that is less than the closing market price. This amount represents the amount that would have been received by the optionees had these stock options been exercised on that date. During the three and six months ended June 30, 2014, no stock options were exercised.

Restricted Stock - The following is a summary of the restricted stock activity for the six months ended June 30, 2014:

	Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2013	350,903	$4.26
Granted	160,032	$2.22
Vested	(175,903)	$4.00
Canceled	-	$-
Unvested, June 30, 2014	335,032	$3.42

As of June 30, 2014, the unrecognized stock-based compensation expense related to unvested restricted stock was approximately $967,000, which is expected to be recognized over a weighted average period of approximately 18 months.

Dividends - The Company has not paid any cash dividends in the current year through June 30, 2014.

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

The following table reconciles the differences between the basic and diluted earnings per share presentations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net loss	$(6,194,083)	$(491,585)	$(7,257,477)	$(185,312)

Denominator:
Weighted average common shares outstanding:
Basic	20,262,299	19,812,397	20,229,979	19,736,068
Stock options	-	-	-	-
Fully diluted	20,262,299	19,812,397	20,229,979	19,736,068

Net loss per common share:
Basic	$(0.31)	$(0.02)	$(0.36)	$(0.01)
Diluted	$(0.31)	$(0.02)	$(0.36)	$(0.01)

For the three months ended June 30, 2014 and 2013, stock options to purchase approximately 1.37 million and 289,000 shares, respectively, were excluded from the computation of diluted net loss per common share because the exercise price of the stock options was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to net loss per common share. For the six months ended June 30, 2014 and 2013, stock options to purchase approximately 1.37 million and 463,000 shares, respectively, were excluded from the computation of diluted net loss per common share because the exercise price of the stock options was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to net loss per common share.

11.	MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments, and trade accounts receivable. The Company maintains cash and cash equivalents, and investments with high-quality financial institutions and invests in low-risk securities, primarily money market funds or long-term U.S. government agency obligations. At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurable limits of $250,000 per depositor at each financial institution. Amounts on deposit in excess of FDIC insurable limits at June 30, 2014 and 2013 approximated $3.0 million and $6.78 million, respectively.

Trade receivables potentially subject the Company to credit risk. The Company’s standard wholesale customer payment terms on trade receivables are generally between 30 and 90 days, though it may offer extended terms with specific customers and on significant orders from time to time. The Company believes its competitors and other vendors in the wholesale jewelry industry have also expanded their use of extended payment terms and, in aggregate, the Company believes that by expanding its use of extended payment terms, it has provided a competitive response in its market and that its net sales have been favorably impacted. The Company is unable to estimate the impact of this program on its net sales, but if it ceased providing extended payment terms in select instances, the Company believes it would not be competitive for some wholesale customers in the marketplace and that its net sales and profits would likely decrease. The Company extends credit to its customers based upon a number of factors, including an evaluation of the customer’s financial condition and credit history, the customer’s payment history with the Company, the customer’s reputation in the trade, and/or an evaluation of the Company’s opportunity to introduce its moissanite jewels or finished jewelry featuring moissanite to new or expanded markets. Collateral is not generally required from customers. The need for an allowance for doubtful accounts is determined based upon factors surrounding the credit risk of specific customers, historical trends, and other information. The Company has not experienced any significant accounts receivable write-offs related to revenue arrangements with extended payment terms, but has increased its allowance for doubtful accounts by approximately $700,000 due to one customer that has become past due on its payment arrangement.

As of June 30, 2014 and December 31, 2013, one customer accounted for 29% and 21%, respectively, of trade accounts receivable.  No other customers accounted for more than 10% of trade accounts receivable at December 31, 2013.  As of June 30, 2014, one other customer accounted for 12% of trade accounts receivable.

A significant portion of sales is derived from certain customer relationships. The following is a summary of customers that represent greater than or equal to 10% of total gross sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Customer A	36%	1%	30%	16%
Customer B	15%	6%	17%	7%
Customer C	4%	6%	13%	9%
Customer D	9%	19%	0%	10%
Customer E	0%	19%	0%	12%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future. You should be aware that although the forward-looking statements included herein represent management’s current judgment and expectations, our actual results may differ materially from those projected, stated, or implied in these forward-looking statements as a result of many factors including, but not limited to, the following:

●	Our future financial performance depends upon increased consumer acceptance, growth of sales of our products, and operational execution of our strategic initiatives.
●	We are currently substantially dependent on a limited number of distributors, jewelry manufacturers, and retailers for the sale of our products.
●	The execution of our business plans could significantly impact our liquidity.
●	Our business and our results of operations could be materially adversely affected as a result of our inability to fulfill orders on a timely basis.
●	The financial difficulties or insolvency of one or more of our major customers or their lack of willingness and ability to market our products could adversely affect results.
●	We expect to remain dependent upon Cree, Inc., or Cree, for the sole supply of our silicon carbide, or SiC, crystals for the foreseeable future.
●	Our current wholesale customers may potentially perceive us as a competitor in the finished jewelry business.
●	We face intense competition in the worldwide jewelry industry.
●	Our business and our results of operations could be materially adversely affected as a result of general economic and market conditions, including the current economic environment.
●	We are subject to certain risks due to our international distribution channels and vendors.
●	Sales of moissanite jewelry could be dependent upon the pricing of precious metals, which is beyond our control.
●	Seasonality of our business may adversely affect our net sales and operating income.
●	We may not be able to adequately protect our intellectual property, which could harm the value of our products and brands and adversely affect our business.
●	A failure of our information technology infrastructure or a failure to protect confidential information of our customers and our network against security breaches could adversely impact our business and operations.
●	If we fail to evaluate, implement, and integrate strategic acquisition or disposition opportunities successfully, our business may suffer.
●	Governmental regulation and oversight might adversely impact our operations.
●	Some anti-takeover provisions of our charter documents and agreements may delay or prevent a takeover of our company.

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

The following discussion is designed to provide a better understanding of our unaudited condensed consolidated financial statements, including a brief discussion of our business and products, key factors that impacted our performance, and a summary of our operating results. This information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the condensed consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2013. Historical results and percentage relationships among any amounts in the condensed consolidated financial statements are not necessarily indicative of trends in operating results for future periods.

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

The wholesale finished jewelry business that we launched in 2010 is currently expanding through select retailers and television shopping networks. We believe there is significant opportunity to further expand our wholesale finished jewelry business through e-commerce, television shopping, and other retailers. We also believe our finished jewelry business, including finished jewelry sold through our direct-to-consumer e-commerce and home party sales channels, allows us to have more control over the end product and enhance our relationships with consumers, as well as provide incremental sales and gross profit dollars due to the higher price points of finished jewelry containing moissanite relative to loose jewels. To that end, we are focusing on the following critical aspects of our strategic plan during 2014:

●	Developing brand strategies - Our goal is to build multiple strong brands around the moissanite jewel and finished jewelry collections in attractive and desirable jewelry designs, especially those featuring larger center stones that leverage moissanite’s point of differentiation and value proposition. We believe branding will allow us to increase consumer awareness, which we expect to help drive sales and develop consumer brand recognition and loyalty.

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

We believe our efforts to position Forever Brilliant® as the whitest and brightest moissanite jewel available anywhere in the world, the introduction of designer finished jewelry brands, and the engagement of a branding public relations agency will help us to build brand recognition and increase consumer awareness of our products. We also expect that this strategy of building brand recognition will help to support revenue streams as our intellectual property rights expire beginning in 2015.  To better position us for greater market share growth, we identified the need for a VP of Marketing, and filled the role in April 2014.  This position will focus our branding efforts on our target consumers.

●	Expanding our direct-to-consumer e-commerce business - Our direct-to-consumer e-commerce website, Moissanite.com, features an intuitive site design with robust functionality to enhance the customer experience and convert traffic into sales. We continue to expand the website’s jewelry collections and its loose moissanite jewel assortment by featuring a variety of colors and shapes, and we are investing resources in targeted advertising and marketing campaigns. In 2013 and the first six months of 2014, we continued fine-tuning such marketing efforts to maximize return on investment, increasing product assortment, and building new site functionality designed to increase sales conversion rates. We believe our direct-to-consumer e-commerce sales channel will not only add to our top-line revenues in a significant manner, but will also play a key role in our campaign to increase overall consumer awareness of moissanite. We also envision e-commerce as a part of a broader effort to establish online connections with consumers that build our brands and our business with retail partners.

●	Developing our direct-to-consumer home party business - In October 2012, our direct-to-consumer home party business, Lulu Avenue®, began to integrate the custom designs of a well-known jewelry designer into the current jewelry line. The first phase of the integration was completed in March 2013. In April 2013, we hired a President of Lulu Avenue® whose focus is on the scale-up of the sales force, and in March 2013, we hired a Director of Finance and Administration, who leads the back office technology and supply chain efforts of Lulu Avenue®. With these key personnel, we completed the final phase of the integration process in 2013. We believe our direct-to-consumer home party sales channel will provide future sales growth in 2014 and play a role in our campaign to increase overall consumer awareness of moissanite.

As we execute our strategy to build and reinvest in our businesses, significant expenses and investment of cash will be required ahead of the revenue streams we expect in the future, and this may result in some unprofitable reporting periods in 2014. Despite this, we have maintained as one of our primary goals to generate positive cash flow to protect our cash position. We were not successful in achieving this goal during 2013 primarily as a result of our significant inventory build of Forever Brilliant® loose jewels to meet anticipated demand, establish an in-stock position for future orders and collect on our trade receivables generated from these sales.  However, during the first six months of 2014 we were able to reduce our inventories and aggressively collect on our trade accounts receivable balance from year end and on sales in the first six months of 2014. We will continue to diligently focus on cost-management, and monitor our cash burn rate and collection efforts as we grow the business.

Our total consolidated net sales for the six months ended June 30, 2014 of $13.91 million were 7% greater than total consolidated net sales during the same period of 2013. Wholesale distribution segment net sales for the six months ended June 30, 2014 of $12.0 million were 1% greater than wholesale distribution segment net sales during the same period of 2013. Direct-to-consumer distribution segment net sales for the six months ended June 30, 2014 of $1.91 million were 72% greater than direct-to-consumer distribution segment net sales during the same period of 2013.

Loose jewel sales comprised 55% of our total consolidated net sales and decreased 9% to $7.69 million, compared with $8.42 million in the same period of 2013. Finished jewelry sales comprised 45% of our total consolidated net sales and increased 35% to $6.22 million, compared with $4.59 million in the same period of 2013. We expect these shifts in sales by product mix to continue as we execute our strategy of developing new wholesale and direct-to-consumer sales channels and expanding our finished jewelry business.

Operating expenses increased by $1.05 million, or 15%, to $8.13 million for the six months ended June 30, 2014, compared with $7.08 million in the same period of 2013. Of this increase, general and administrative expenses increased $1.56 million, or 71%, to $3.75 million primarily as a result of bad debt expenses, as well as personnel and consulting additions. Sales and marketing expenses decreased $413,000, or 9%, to $4.37 million, primarily as a result of lower consulting expenses incurred to launch the e-commerce and home party direct sales businesses and cooperative advertising expense, offset in part by increased expenses for personnel additions.  As we grow our business, we intend to continue to closely manage our operating expenses by seeking the most cost effective and efficient solutions to our operating requirements. We recorded a net loss of $7.26 million, or $0.36 per diluted share, for the six months ended June 30, 2014, primarily due to higher general and administrative expenses, a lower gross profit margin, and a $4.05 million tax expense resulting from a valuation allowance on certain deferred tax assets based on our cumulative negative taxable income over the last three years and the uncertainty of sufficient future taxable income to utilize its deferred tax assets.  Our lower gross profit resulted from a greater sales mix of finished jewelry that typically yields a lower gross margin than loose jewels due to the lower markup on precious metals and labor used in the manufacture of jewelry, and an effort to move existing finished gemstones that will not be a focus of our future initiatives.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which we prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities. “Critical accounting policies and estimates” are defined as those most important to the financial statement presentation and that require the most difficult, subjective, or complex judgments. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Under different assumptions and/or conditions, actual results of operations may materially differ. We have disclosed our critical accounting policies and estimates in our Annual Report on Form 10-K for the year ended December 31, 2013, and that disclosure should be read in conjunction with this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth certain consolidated statements of operations data for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$7,841,647	$6,512,500	$13,909,200	$13,017,574
Costs and expenses:
Cost of goods sold	5,324,981	3,389,315	8,988,023	6,271,293
Sales and marketing	2,171,614	2,532,995	4,366,225	4,779,204
General and administrative	2,376,466	1,344,408	3,752,681	2,193,785
Research and development	9,514	9,041	11,501	15,024
Loss on abandonment of assets	-	95,052	2,201	95,052
Total costs and expenses	9,882,575	7,370,811	17,120,631	13,354,358
Loss from operations	(2,040,928)	(858,311)	(3,211,431)	(336,784)
Other income (expense):
Interest income	20	6,972	49	14,474
Interest expense	(188)	(234)	(318)	(974)
Total other (expense) income, net	(168)	6,738	(269)	13,500
Loss before income taxes	(2,041,096)	(851,573)	(3,211,700)	(323,284)
Income tax net (expense) benefit	(4,152,987)	359,988	(4,045,777)	137,972
Net loss	$(6,194,083)	$(491,585)	$(7,257,477)	$(185,312)

Consolidated Net Sales

Consolidated net sales for the three and six months ended June 30, 2014 and 2013 comprise the following:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	Dollars	Percent	2014	2013	Dollars	Percent
Loose jewels	$4,010,339	$4,075,296	$(64,957)	-2%	$7,691,025	$8,423,210	$(732,185)	-9%
Finished jewelry	3,831,308	2,437,204	1,394,104	57%	6,218,175	4,594,364	1,623,811	35%
Total consolidated net sales	$7,841,647	$6,512,500	$1,329,147	20%	$13,909,200	$13,017,574	$891,626	7%

Consolidated net sales were $7.84 million for the three months ended June 30, 2014 compared to $6.51 million for the three months ended June 30, 2013, an increase of $1.33 million, or 20%. Consolidated net sales were $13.91 million for the six months ended June 30, 2014 compared to $13.02 million for the six months ended June 30, 2013, an increase of $892,000, or 7%.  The improvement in consolidated net sales for the three and six months ended June 30, 2013 was due primarily to an increase in loose jewel sales to our existing domestic wholesale customer base resulting from an effort to reduce inventories of older standard grade finished gemstones, sales of our new whiter Forever Brilliant® moissanite jewel and the growth of our wholesale customers’ moissanite finished jewelry lines with styles that include both Forever Brilliant® and our loose jewel standard grades, and the growth in sales of our direct-to-consumer businesses, Moissanite.com and Lulu Avenue®, which collectively increased 59% to $992,000 and 72% to $1.91 million during the three and six months ended June 30, 2014, respectively. We anticipate orders and related sales of loose moissanite jewels and finished jewelry featuring moissanite in both our wholesale distribution segment and direct-to-consumer distribution segment will improve as we execute our growth strategies.

Sales of loose jewels represented 51% and 55% of total consolidated net sales for the three and six months ended June 30, 2014, respectively, compared to 63% and 65% of total consolidated net sales for the corresponding periods of the prior year. For the three months ended June 30, 2014, loose jewel sales were $4.01 million compared to $4.08 million for the corresponding period of the prior year, a decrease of $65,000, or 2%. For the six months ended June 30, 2014, loose jewel sales were $7.69 million compared to $8.42 million for the corresponding period of the prior year, a decrease of $732,000, or 9%. The slight decrease for the three months ended June 30, 2014 was primarily due to a focus to reduce inventory of slower moving standard grade loose jewels through existing distribution channels. The decrease for the six months ended June 30, 2014 was primarily attributable to a decrease in loose jewel sales to two of our larger international wholesale customers, offset in part by increased sales to two of our larger domestic wholesale customers.  Overall sales orders from some of our larger international customers were lower in the first six months of 2014 compared to the same period in 2013, due to economic and market conditions facing these larger international customers.   We believe the economic and market conditions will improve in our international markets.

Sales of finished jewelry represented 49% and 45% of total consolidated net sales for the three and six months ended June 30, 2014, respectively, compared to 37% and 35% of total consolidated net sales for the corresponding periods of the prior year. For the three months ended June 30, 2014, finished jewelry sales were $3.83 million compared to $2.44 million for the corresponding period of the prior year, an increase of $1.39 million, or 57%. For the six months ended June 30, 2014, finished jewelry sales were $6.22 million compared to $4.59 million for the corresponding period of the prior year, an increase of $1.62 million, or 35%. These increases were primarily attributable to our ongoing expansion into the finished jewelry business, primarily through the growth of our e-commerce and home party businesses in our direct-to-consumer distribution segment.

United States, or U.S., net sales accounted for approximately 93% of total consolidated net sales for the three and six months ended June 30, 2014, compared to 83% and 81% of total consolidated net sales for the corresponding periods of the prior year, respectively. U.S. net sales increased 35% and 24% during the three and six months ended June 30, 2014, respectively, from the corresponding periods of the prior year primarily as a result of an increase in loose jewel sales to our domestic wholesale customer base resulting from the launch of our new whiter Forever Brilliant® moissanite jewel and the growth of our wholesale customers’ moissanite finished jewelry lines. The increase in U.S. sales was also attributable to an increase in finished jewelry sales through our direct-to-consumer businesses, Moissanite.com and Lulu Avenue®.

Our two largest U.S. customers during the three months ended June 30, 2014 accounted for 36% and 15% of total consolidated sales compared to 1% and 6%, respectively, during the same period of 2013.  Two U.S. customers accounted for 19% each of total consolidated sales during the three months ended June 30, 2013, but did not account for a significant percentage of total consolidated sales during the same period of 2014.  Our three largest U.S. customers during the six months ended June 30, 2014 accounted for 30%, 17%, and 13%, respectively, of total consolidated sales compared to 16%, 7%, and 9%, respectively, during the same period of 2013. Two U.S. customers accounted for 12% and 10% of total consolidated sales during the six months ended June 30, 2013 but did not account for a significant percentage of total consolidated sales during the same period of 2014. We expect that we will remain dependent on our ability, and that of our largest customers, to maintain and enhance retail programs. A change in or loss of any of these customer or retailer relationships could have a material adverse effect on our results of operations.

International net sales accounted for approximately 7% of total consolidated net sales for the three and six months ended June 30, 2014, compared to 17% and 19% of total consolidated net sales for the corresponding periods of the prior year. International sales decreased 50% and 63% during the three and six months ended June 30, 2014, respectively, from the corresponding periods of the prior year primarily as a result of a decrease in loose jewel sales to our international wholesale customer base.   Overall sales orders from some of our larger international customers were lower in the first three and six months of 2014 compared to the same periods in 2013, due to economic and market conditions facing these larger international customers.   We believe the economic and market conditions will improve in our international markets.

No international customers accounted for more than 10% of total consolidated sales during the three and six months ended June 30, 2014 or 2013. A portion of our international consolidated sales represents jewels sold internationally that may be re-imported to U.S. retailers. Our top three international distributors by sales volume during the three months ended June 30, 2014 were located in Belgium, United Kingdom, and Australia. Our top three international distributors by sales volume during the six months ended June 30, 2014 were located in Belgium, United Kingdom, and Hong Kong.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	Dollars	Percent	2014	2013	Dollars	Percent
Product line cost of goods sold
Loose jewels	$2,066,290	$1,346,267	$720,023	53%	$3,863,698	$3,068,954	$794,744	26%
Finished jewelry	2,747,364	1,620,925	1,126,439	69%	4,385,612	2,404,546	1,981,066	82%
Total product line cost of goods sold	4,813,654	2,967,192	1,846,462	62%	8,249,310	5,473,500	2,775,810	51%
Non-product line cost of goods sold	511,327	422,123	89,204	21%	738,713	797,793	(59,080)	-7%
Total cost of goods sold	$5,324,981	$3,389,315	$1,935,666	57%	$8,988,023	$6,271,293	$2,716,730	43%

Total cost of goods sold was $5.32 million for the three months ended June 30, 2014 compared to $3.39 million for the three months ended June 30, 2013, an increase of $1.94 million, or 57%. Total cost of goods sold was $8.99 million for the six months ended June 30, 2014 compared to $6.27 million for the six months ended June 30, 2013, an increase of $2.72 million, or 43%. Product line cost of goods sold is defined as product cost of goods sold in each of our wholesale distribution and direct-to-consumer distribution operating segments excluding non-capitalized expenses from our manufacturing and production control departments, comprising personnel costs, depreciation, rent, utilities, and corporate overhead allocations; freight out; inventory valuation allowance adjustments; and other inventory adjustments, comprising costs of quality issues, damaged goods, and inventory write-offs.

The increase in cost of goods sold for the three months ended June 30, 2014 compared to the same period in 2013 was primarily due to a $1.13 million increase in finished jewelry product line cost of goods sold resulting from the 57% increase in finished jewelry sales and the sale of slow moving jewelry at lower product margins to one customer, a $720,000 increase in loose jewel product line cost of goods sold resulting from a greater percentage of higher-cost Forever Brilliant® loose jewel sales during the quarter; lower product margins driven primarily from the sale of slow moving standard grade loose jewel inventory during the second quarter of 2014; and a net increase in non-product line cost of goods sold of $89,000. The net increase in non-product line cost of goods sold comprises a $65,000 increase in other inventory adjustments; a $48,000 increase in non-capitalized manufacturing and production control expenses; and a $25,000 increase in freight expenses; offset in part by a $49,000 decrease in inventory valuation allowances, including inventory shrinkage, recuts, repairs, and scrap reserves. See Note 3, “Segment Information and Geographic Data,” in the Notes to Condensed Consolidated Financial Statements for further discussion of non-product line cost of goods sold.

The increase in cost of goods sold for the six months ended June 30, 2014 compared to the same period in 2013 was primarily due to a $1.98 million increase in finished jewelry product line cost of goods sold resulting from the 35% increase in finished jewelry sales and the sale of slow moving jewelry at lower product margins to one customer during the second quarter, $795,000 increase in loose jewel product line cost of goods sold resulting from a greater percentage of higher-cost Forever Brilliant® loose jewel sales during the first six months of 2014; lower product margins driven primarily from the sale of slow moving standard grade loose jewel inventory during the second quarter of 2014; offset in part by a net decrease in non-product line cost of goods sold of $59,000. The net decrease in non-product line cost of goods sold comprises a $197,000 decrease in non-capitalized manufacturing and production control expenses; and a $6,000 decrease in inventory valuation allowances including inventory shrinkage, recuts, repairs, and scrap reserves, offset in part by a $96,000 increase in other inventory adjustments; and a $48,000 increase in freight expenses. See Note 3, “Segment Information and Geographic Data,” in the Notes to Condensed Consolidated Financial Statements for further discussion of non-product line cost of goods sold.

Sales and Marketing

Sales and marketing expenses for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	Dollars	Percent	2014	2013	Dollars	Percent
Sales and marketing	$2,171,614	$2,532,995	$(361,381)	-14%	$4,366,225	$4,779,204	$(412,979)	-9%

Sales and marketing expenses were $2.17 million for the three months ended June 30, 2014 compared to $2.53 million for the three months ended June 30, 2013, a decrease of $361,000, or 14%. Sales and marketing expenses were $4.37 million for the six months ended June 30, 2014 compared to $4.78 million for the six months ended June 30, 2013, a decrease of $413,000, or 9%.

The decrease in sales and marketing expenses for the three months ended June 30, 2014 compared to the same period in 2013 was primarily due to a $405,000 net decrease in advertising expenses;  a $74,000 net decrease in professional services related to the reduction of temporary personnel, consulting services, and the maintenance of software platforms for our direct-to-consumer e-commerce and home party lines of business; a $29,000 decrease in office-related expenses; a $17,000 decrease in travel due to fewer international sales trips; and an $11,000 decrease in recruiting fees.  These decreases were partially offset by increases of $164,000 in net compensation expenses and an $11,000 increase in depreciation expense related to the Moissanite.com and Lulu Avenue® e-commerce websites direct sales platforms.  The decrease in advertising expenses comprises a $288,000 decrease in cooperative advertising; a $123,000 decrease in agency and other media spending; and a decrease in Internet marketing of $10,000 primarily due to greater efficiencies gained in paid search advertising in support of our Moissanite.com e-commerce website.  These decreases in advertising expenses were partially offset by an increase of $16,000 in print media expenses to develop and promote brand awareness campaigns.  The decrease in cooperative advertising expenses resulted primarily from the decrease in sales of loose jewels to our international customers, compared to the same period in the prior year and management’s decision to offer sales discounts in lieu of cooperative advertising assistance.

Compensation costs for the three months ended June 30, 2014 compared to the same period in 2013 increased primarily as a result of an increase in severance over the prior year period in which a severance agreement was terminated resulting in a $158,000 benefit for the three months ended June 30, 2013; and an increase in commissions of $141,000 for sales to specific customers under which commission plans of sales representatives are based.  These increases were partially offset by a $74,000 decrease in salaries and related employee benefits; a decrease in bonus expense of $37,000; a decrease in stock-based compensation expense of $23,000; and a decrease in employee relocation costs of $1,000.

The decrease in sales and marketing expenses for the six months ended June 30, 2014 compared to the same period in 2013 was primarily due to a $428,000 net decrease in advertising expenses;  a $167,000 net decrease in professional services related to the reduction of temporary personnel, consulting services, and the maintenance of software platforms for our direct-to-consumer e-commerce and home party lines of business; a $77,000 decrease in recruiting fees; and an $8,000 decrease in travel due to fewer international sales trips.  These decreases were partially offset by increases of $247,000 in net compensation expenses; a $10,000 increase in office-related expenses; and a $10,000 increase in depreciation expense related to the Moissanite.com and Lulu Avenue® e-commerce websites direct sales platforms.  The decrease in advertising expenses comprises a $305,000 decrease in cooperative advertising; a $99,000 decrease in agency and other media spending; and a decrease in Internet marketing of $44,000 primarily due to greater efficiencies gained in paid search advertising in support of our Moissanite.com e-commerce website.  These decreases in advertising expenses were partially offset by an increase of $20,000 in print media expenses to develop and promote brand awareness campaigns.  The decrease in cooperative advertising expenses resulted primarily from the decrease in sales of loose jewels to our international customers, compared to the same period in the prior year and management’s decision to offer sales discounts in lieu of cooperative advertising assistance.

Compensation costs for the six months ended June 30, 2014 compared to the same period in 2013 increased primarily from an increase in commissions of $180,000 for sales to specific customers under which commission plans of sales representatives are based; a $170,000 increase in salaries and related employee benefits; and a $35,000 increase in severance.  These increases were partially offset by a decrease in bonus expense of $137,000; and a $1,000 decrease in stock-based compensation costs.

We expect our total sales and marketing expenses will increase as sales increase, but the rate of growth should slow and become a lower percentage of sales as expenses more variable in nature, such as advertising and commissions, increase as part of our strategy to build sales; but fixed expenses remain relatively constant.  While employee compensation costs may fluctuate from period to period as we continue to build a more efficient and productive sales organization, we expect that these costs will become more fixed in nature over time.

General and Administrative

General and administrative expenses for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	Dollars	Percent	2014	2013	Dollars	Percent
General and administrative	$2,376,466	$1,344,408	$1,032,058	77%	$3,752,681	$2,193,785	$1,558,896	71%

General and administrative expenses were $2.38 million for the three months ended June 30, 2014 compared to $1.34 million for the three months ended June 30, 2013, an increase of $1.03 million, or 77%. General and administrative expenses were $3.75 million for the six months ended June 30, 2014 compared to $2.19 million for the six months ended June 30, 2013, an increase of $1.56 million, or 71%.

The increase in general and administrative expenses for the three months ended June 30, 2014 compared to the same period in 2013 was primarily due to a $648,000 increase in bad debt expense associated with our allowance for doubtful accounts reserve policy, and for which we placed a full reserve against one customer account that is in dispute and has become past due; a $247,000 increase in professional services; a $71,000 increase in office-related expenses; a $52,000 increase in depreciation and amortization expense; an increase of $30,000 for moving the corporate headquarters to its new leased space; a $12,000 increase in business and franchise taxes; and a $2,000 increase in board compensation.  Professional services increased primarily due to an increase in legal fees of $165,000; investor and public relations expenses increase of $43,000; a $30,000 increase in audit and tax services; and an increase of $9,000 in consulting and other professional services.  These increases were offset in part by a $15,000 decrease in travel-related expenses associated with investor, customer, and supplier meetings; and a $15,000 decrease in net compensation expenses.  Compensation expenses decreased primarily as a result of a decrease in bonus expense of $64,000; and a decrease in stock-based compensation expense of $52,000, offset in part by an increase in salaries and related employee benefits in the aggregate of $101,000.

The increase in general and administrative expenses for the six months ended June 30, 2014 compared to the same period in 2013 was primarily due to a $744,000 increase in bad debt expense associated with our allowance for doubtful accounts reserve policy, and for which we placed a full reserve against one customer account that is in dispute and has become past due; a $406,000 increase in professional services; a $268,000 net increase in compensation expense; an $89,000 increase in depreciation and amortization expense; a $32,000 increase in office-related expenses; an increase of $30,000 for moving the corporate headquarters to its new leased space; and a $24,000 increase in business and franchise taxes.  Professional services increased primarily due to an increase in legal fees of $254,000; investor and public relations expenses increase of $96,000; a $32,000 increase in audit and tax services; and an increase of $24,000 in consulting and other professional services.  Compensation expenses increased primarily as a result of an increase in salaries and related employee benefits in the aggregate of $280,000; and an increase in stock-based compensation expense of $52,000; offset partially by a decrease in bonus expense of $64,000.  These increases were offset in part by a $32,000 decrease in travel-related expenses associated with investor, customer, and supplier meetings; and a $2,000 decrease in board compensation.

Research and Development

Research and development expenses for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	Dollars	Percent	2014	2013	Dollars	Percent
Research and development	$9,514	$9,041	$473	5%	$11,501	$15,024	$(3,523)	-23%

Research and development expenses were $10,000 for the three months ended June 30, 2014 compared to $9,000 for the three months ended June 30, 2013, an increase of $1,000, or 5%. Research and development expenses were $11,000 for the six months ended June 30, 2014 compared to $15,000 for the six months ended June 30, 2013, a decrease of $4,000, or 23%.

The increase in research and development expenses for the three months ended June 30, 2014 compared to the same period in 2013 was primarily due to a $2,000 increase in consulting professional services, offset in part by a $1,000 decrease in compensation costs for time allocated by operations personnel to research and development activities.

The decrease in research and development expenses for the six months ended June 30, 2014 compared to the same period in 2013 was primarily due to a $4,000 decrease in compensation costs for time allocated by operations personnel to research and development activities.

Loss on Abandonment of Assets

Loss on abandonment of assets for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	Dollars	Percent	2014	2013	Dollars	Percent
Loss on abandonment of assets	$-	$95,052	$(95,052)	-100%	$2,201	$95,052	$(92,851)	-98%

Loss on abandonment of assets was $0 for the three months ended June 30, 2014 compared to $95,000 for the three months ended June 30, 2013, a decrease of $95,000, or 100%.  Loss on abandonment of assets was $2,000 for the six months ended June 30, 2014 compared to $95,000 for the six months ended June 30, 2013, a decrease of $93,000, or 98%.

During the second quarter of 2013, we transitioned our Lulu Avenue® direct sales front-end and back-office system to a new platform and abandoned the prior capitalized software modifications of approximately $95,000 associated with the previous platform, resulting in a loss on abandonment of assets for the three and six months ended June 30, 2013.  For the six months ended June 30, 2014, we abandoned a trademark with remaining carrying costs of $2,000 after we determined the trademark would no longer be utilized.

Interest Income

Interest income for the three and six months ended June 30, 2014 and 2013 is as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	Dollars	Percent	2014	2013	Dollars	Percent
Interest income	$20	$6,972	$(6,952)	-100%	$49	$14,474	$(14,425)	-100%

Interest income was $0 for the three months ended June 30, 2014 compared to $7,000 for the three months ended June 30, 2013, a decrease of $7,000, or 100%. Interest income was $0 for the six months ended June 30, 2014 compared to $14,000 for the six months ended June 30, 2013, a decrease of $14,000, or 100%.

The decrease in interest income resulted primarily from not investing excess cash in U.S. government agency securities and lower average cash balances in lower yielding money market accounts during the three and six months ended June 30, 2014 as compared to the same periods in 2013.

Provision for Income Taxes

We recognized an income tax net expense of approximately $4.15 million for the three months ended June 30, 2014 compared to an income tax net benefit of approximately $360,000 for the three months ended June 30, 2013.  We recognized an income tax net expense of $4.05 million for the six months ended June 30, 2014 compared to an income tax net benefit of $138,000 for the six months ended June 30, 2013.

As of each reporting date, management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. Management determined that sufficient positive evidence existed as of March 31, 2014 and December 31, 2013 to conclude that it is more likely than not that deferred tax assets of $4.15 million and $4.04 million, respectively, were realizable.  A valuation allowance remained at March 31, 2014 and December 31, 2013 against certain deferred tax assets relating to state net operating loss carryforwards from our e-commerce and home party operating subsidiaries due to the timing uncertainty of when the subsidiaries will generate cumulative positive taxable income to utilize the associated deferred tax assets. A valuation allowance also remained at March 31, 2014 and December 31, 2013 against certain deferred tax assets relating to investment loss carryforwards because management does not anticipate we will generate sufficient investment income to utilize the carryforwards.  Management also previously considered various strategic alternatives, resulting in management determining that a valuation allowance was not necessary at that time.  During the three months ended June 30, 2014, management determined that such strategic alternatives were no longer in our best interest.  Accordingly, management concluded that the positive evidence was no longer sufficient to offset available negative evidence, primarily as a result of the pre-tax operating loss for the three and six months ended June 30, 2014.   As a result, management concluded that it was uncertain that we would have sufficient future taxable income to utilize our deferred tax assets, and therefore, we established a valuation allowance against our deferred tax assets, resulting in a tax expense of $4.15 million and $4.05 million for the three and six months ended June 30, 2014, respectively.  During the three and six months ended June 30, 2014, we also recognized approximately $6,000 of income tax expense for estimated tax, penalties, and interest associated with uncertain tax positions.

For the three months ended June 30, 2013, we recognized $358,000 of current period income tax benefit, offsetting an income tax expense recorded in the first quarter of 2013 of approximately $211,000. The resulting income tax net benefit of $147,000 for the six months ended June 30, 2013 represents an effective tax rate of 45.4% on the year-to-date pre-tax book loss. The effective tax rate for the six months ended June 30, 2013 differs from the federal statutory rate of 34.0% primarily due to the impact of state income taxes, stock-based compensation expense that is not deductible for tax purposes, and other book-to-tax reconciling items. This effective tax rate increased from December 31, 2012 due to anticipation of higher taxable income in 2013, and an additional $7,000 of income tax expense was accrued and paid in the first quarter of 2013 related to the prior tax year, primarily for adjustment of the federal alternative minimum tax. Additionally, we recorded approximately $4,000 of income tax benefit for a discrete permanent tax deduction difference during the three and six months ended June 30, 2013 and approximately $2,000 and $6,000 of income tax expense for estimated tax, penalties, and interest associated with uncertain tax positions during the three and six months ended June 30, 2013, respectively.

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of June 30, 2014, our principal sources of liquidity were cash and cash equivalents totaling $3.36 million, trade accounts receivable of $7.82 million, and current inventory of $12.42 million, as compared to cash and cash equivalents totaling $2.57 million, trade accounts receivable of $10.24 million, and current inventory of $13.07 million as of December 31, 2013.  As described more fully below, we also have access to a $10 million credit facility.

During the six months ended June 30, 2014, our working capital decreased by approximately $3.46 million to $20.08 million from $23.54 million at December 31, 2013. As described more fully below, the decrease in working capital at June 30, 2014 is primarily attributable to a decrease in our current deferred income taxes, decrease in trade accounts receivable, a greater allocation of inventory to long-term, and a net increase in accrued expenses and other liabilities, offset in part by a decrease in trade accounts payable, and an increase in prepaid expenses and other assets.

During the six months ended June 30, 2014, $1.81 million of cash was provided by operations. The primary drivers of positive cash flow were a decrease in trade accounts receivable of $2.59 million, a decrease in inventory of $869,000, and an increase in accrued liabilities of $662,000.  These factors were partially offset by our loss of $7.26 million that included $5.35 million of non-cash expenses, an increase in prepaid expenses of $395,000 and a decrease in accounts payable of $11,000.  Accounts receivable decreased primarily as a result of collection efforts during the first six months of 2014 on higher sales made in the fourth quarter of 2013, offset in part by extended wholesale customer payment terms that we offer from time to time that may not immediately increase liquidity as a result of current-period sales. We believe our competitors and other vendors in the wholesale jewelry industry have also expanded their use of extended payment terms and, in aggregate, we believe that by expanding our use of extended payment terms, we have provided a competitive response in our market and that our net sales have been favorably impacted.  We are unable to estimate the impact of this program on our net sales, but if we ceased providing extended payment terms in select instances, we believe we would not be competitive for some wholesale customers in the marketplace and that our net sales and profits would likely decrease. Generally, we have not experienced any significant accounts receivable write-offs related to revenue arrangements with extended payment terms; however, we have increased our reserves for uncollectible accounts primarily due to one customer with extended terms, but we do not believe the terms are a factor with this customer’s non-payment.  Inventories decreased primarily as a result of sales, including the sale of slower moving standard grade loose jewels, offset in part by the purchase of new raw material SiC crystals during the quarter pursuant to our Amended and Restated Exclusive Supply Agreement with Cree, or the Cree Exclusive Supply Agreement; purchases of jewelry castings, findings, and other jewelry components; and production of moissanite gemstones.  Accrued rent increased primarily as a result of the lease incentives received from our landlord associated with the new corporate headquarters.  Prepaid expenses and other assets increased primarily as a result of deposits made during the quarter in advance of goods or services received.  Accounts payable increased primarily as a result of the timing of costs incurred but not yet paid as of June 30, 2014 associated with inventory-related purchases and professional services incurred but not yet due under our vendors’ payment terms.

We manufactured approximately $5.75 million in loose jewels and $3.5 million in finished jewelry, which includes the cost of the loose jewels and the purchase of precious metals and labor in connection with jewelry production, during the six months ended June 30, 2014. We expect our purchases of precious metals and labor to increase as we increase our finished jewelry business. In addition, from the beginning of 2006 through the second quarter of 2014, the price of gold has increased significantly (approximately 148%), resulting in higher retail price points for gold jewelry. Because the market price of gold and other precious metals is beyond our control, the recent upward price trends could continue and have a negative impact on our operating cash flow as we manufacture finished jewelry.

Historically, our raw material inventories of SiC crystals had been purchased under exclusive supply agreements with a limited number of suppliers. Because the supply agreements restricted the sale of these crystals exclusively to us, the suppliers negotiated minimum purchase commitments with us that, when combined with our reduced sales during the periods when the purchase commitments were in effect, have resulted in levels of inventories that are higher than we might otherwise maintain. As of June 30, 2014, $29.06 million of our inventories were classified as long-term assets. Loose jewel sales and finished jewelry that we manufacture will utilize both the finished good loose jewels currently on hand and, as we deplete certain shapes and sizes, our on-hand raw material SiC crystals of $5.11 million and new raw material that we are purchasing from Cree.

In connection with the Cree Exclusive Supply Agreement, which expires in July 2015, we have committed to purchase from Cree a minimum of 50%, by dollar volume, of our raw material SiC crystal requirements. If our orders require Cree to expand beyond specified production levels, we must commit to purchase certain minimum quantities.

In February 2013, we entered into an amendment to a prior letter agreement with Cree, which provides a framework for our purchases of SiC crystals under the Cree Exclusive Supply Agreement. Pursuant to this amendment, we agreed to purchase at least $4.00 million of SiC crystals in an initial new order. After the initial new order, we have agreed to issue non-cancellable, quarterly orders that must equal or exceed a set minimum order quantity. Our total purchase commitment under the amendment (as subsequently amended) until July 2015, including the initial new order, is dependent upon the grade of the material and ranges between approximately $7.64 million and approximately $18.56 million. During the six months ended June 30, 2014, we purchased $3.58 million of raw material SiC crystals from Cree. We expect to use existing cash and cash equivalents and other working capital, together with future cash expected to be provided by operating activities and, if necessary, our credit facility, to finance this purchase commitment.

We made no income tax payments during the six months ended June 30, 2014. As of June 30, 2014, we had approximately $882,000 of remaining federal income tax credits, $533,000 of which expire between 2018 and 2021 and the balance without an expiration, which can be carried forward to offset future income taxes. As of June 30, 2014, we also had a federal tax net operating loss carryforward of approximately $5.66 million expiring between 2020 and 2033, which can be used to offset against future federal taxable income, a North Carolina tax net operating loss carryforward of approximately $11.28 million expiring between 2023 and 2028, and various other state tax net operating loss carryforwards expiring between 2016 and 2033, which can be used to offset against future state taxable income.

On August 9, 2013, the Board authorized the extension of our share repurchase program for an additional 12 months. The program, which was originally authorized on November 13, 2009, authorizes us to repurchase up to 1,000,000 shares of our common stock until August 12, 2014 in open market or in privately negotiated transactions. As of June 30, 2014, 809,213 shares of our common stock remain available for repurchase under the program.  We have not repurchased any shares under this program during the six months ended June 30, 2014, or through August 4, 2014.  We have determined not to extend the plan past the current expiration due to covenants within the credit facility described below.

On September 20, 2013, we obtained a $10,000,000 revolving line of credit, or the Line of Credit, from PNC Bank, National Association, or PNC Bank, for general corporate and working capital purposes. The Line of Credit was evidenced by a Committed Line of Credit Note, dated September 20, 2013, or the Note, which was set to mature on June 15, 2015. The interest rate under the Note was the one-month LIBOR rate (adjusted daily) plus 1.50%, calculated on an actual / 360 basis.

The Line of Credit was also governed by a loan agreement, dated September 20, 2013, or the Loan Agreement, and was guaranteed by Charles & Colvard Direct and Moissanite.com, as our wholly owned subsidiaries. The Line of Credit was secured by a lien on substantially all of our assets, including those of our subsidiaries.

Effective June 25, 2014, the Line of Credit was terminated concurrent with our entering into a new banking relationship with Wells Fargo Bank, National Association, or Wells Fargo.  We had not utilized the Line of Credit.

On June 25, 2014, we and our wholly owned subsidiaries, Charles & Colvard Direct and Moissanite.com, collectively referred to as the Borrowers, obtained a $10,000,000 asset-based revolving credit facility, or the Credit Facility, from Wells Fargo. The Credit Facility will be used for general corporate and working capital purposes, including transaction fees and expenses incurred in connection therewith and the issuance of letters of credit up to a $1,000,000 sublimit. The Credit Facility will mature on June 25, 2017.

The Credit Facility includes a $5,000,000 sublimit for advances that are supported by a 90% guaranty provided by the U.S. Export-Import Bank. Advances under the Credit Facility are limited to a borrowing base, which is computed by applying specified advance rates to the value of the Borrowers’ eligible accounts and inventory, less reserves. Advances against inventory are further subject to an initial $3,000,000 maximum. We must maintain a minimum of $1,000,000 in excess availability at all times. There are no other financial covenants.

Each advance accrues interest at a rate equal to Wells Fargo’s 3-month LIBOR rate plus 2.50%, calculated on an actual/360 basis and payable monthly in arrears. Principal outstanding during an event of default accrues interest at a rate of 3% in excess of the above rate. Any advance may be prepaid in whole or in part at any time. In addition, the maximum line amount may be reduced by us in whole or part at any time, subject to a fee equal to 2% of any reduction in the first year after closing, 1% of any reduction in the second year after closing, and 0% thereafter. There are no mandatory prepayments or line reductions.

The Credit Facility is secured by a lien on substantially all assets of ours.

The Credit Facility is evidenced by a credit and security agreement, or Credit Agreement, dated as of June 25, 2014, and customary ancillary documents. The Credit Agreement contains customary covenants, representations and cash dominion provisions, including a financial reporting covenant and limitations on dividends, distributions, debt, contingent obligations, liens, loans, investments, mergers, acquisitions, divestitures, subsidiaries, affiliate transactions, and changes in control.

Events of default under the Credit Facility include, without limitation, (1) any impairment of the Export-Import Bank guaranty, unless the guaranteed advances are repaid within two business days, (2) an event of default under any other indebtedness of the Borrowers in excess of $200,000, and (3) a material adverse change in the ability of the Borrowers to perform their obligations under the Credit Agreement or in the Borrowers’ assets, liabilities, businesses or prospects, or other circumstances that Wells Fargo believes may impair the prospect of repayment. If an event of default occurs, Wells Fargo is entitled to take enforcement action, including acceleration of amounts due under the Credit Agreement and foreclosure upon collateral.

As of June 30, 2014, we had not borrowed against the Credit Facility.

We believe that our existing cash and cash equivalents and other working capital, together with future cash expected to be provided by operating activities, will be sufficient to meet our working capital and capital expenditure needs over the next 12 months. Our future capital requirements and the adequacy of available funds will depend on many factors, including our rate of sales growth; the expansion of our sales and marketing activities, including the operating capital needs of our wholly owned subsidiaries; the timing and extent of raw materials and labor purchases in connection with loose jewel production to support our moissanite jewel business and precious metals and labor purchases in connection with jewelry production to support our finished jewelry business; the timing of capital expenditures; and risk factors described in more detail in “Risk Factors” in this report and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.  We obtained the Line of Credit, and subsequently, the Credit Facility, to mitigate these risks to our cash and liquidity position.  Also, we may make investments in, or acquisitions of, complementary businesses, which could also require us to seek additional equity or debt financing.

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

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. During the three months ended June 30, 2014, we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 1A.	Risk Factors

We discuss in our Annual Report on Form 10-K for the year ended December 31, 2013 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 various risks that may materially affect our business. There have been no material changes to such risks.

Item 6.	Exhibits

The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description
10.1	Second Amendment to Lease, dated April 15, 2014, between Charles & Colvard, Ltd. and Southport Business Park Limited Partnership

10.2	Charles & Colvard, Ltd. Short-Term Incentive Plan, effective January 1, 2014 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on April 21, 2014)

10.3	Charles & Colvard, Ltd. Long-Term Incentive Program, effective January 1, 2014 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on April 21, 2014)

10.4
Form of Restricted Stock Award Agreement pursuant to the Charles & Colvard, Ltd. Long-Term Incentive Program (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, as filed with the SEC on April 21, 2014)

10.5
Form of Employee Nonqualified Stock Option Agreement pursuant to the Charles & Colvard, Ltd. Long-Term Incentive Program (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, as filed with the SEC on April 21, 2014)

10.6
Credit and Security Agreement, dated as of June 25, 2014, by and among Charles & Colvard, Ltd., Charles & Colvard Direct, LLC, Moissanite.com, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on June 30, 2014)

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

101
The following materials from Charles & Colvard, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARLES & COLVARD, LTD.

	By:	/s/ Randy N. McCullough
August 6, 2014		Randy N. McCullough
President and Chief Executive Officer

	By:	/s/ Kyle Macemore
August 6, 2014		Kyle Macemore
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Second Amendment to Lease, dated April 15, 2014, between Charles & Colvard, Ltd. and Southport Business Park Limited Partnership

10.2	Charles & Colvard, Ltd. Short-Term Incentive Plan, effective January 1, 2014 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on April 21, 2014)

10.3	Charles & Colvard, Ltd. Long-Term Incentive Program, effective January 1, 2014 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on April 21, 2014)

10.4
Form of Restricted Stock Award Agreement pursuant to the Charles & Colvard, Ltd. Long-Term Incentive Program (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, as filed with the SEC on April 21, 2014)

10.5
Form of Employee Nonqualified Stock Option Agreement pursuant to the Charles & Colvard, Ltd. Long-Term Incentive Program (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, as filed with the SEC on April 21, 2014)

10.6
Credit and Security Agreement, dated as of June 25, 2014, by and among Charles & Colvard, Ltd., Charles & Colvard Direct, LLC, Moissanite.com, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on June 30, 2014)

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

101
The following materials from Charles & Colvard, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.