Form 10-Q
period 2014-09-30
CHARLES & COLVARD LTD
filed 2014-11-14
CIK 1015155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

As of November 12, 2014, there were 20,357,333 shares of the registrant’s common stock, no par value per share, outstanding.

CHARLES & COLVARD, LTD.

FORM 10-Q
For the Quarterly Period Ended September 30, 2014

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014 (unaudited)	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$2,661,280	$2,573,405
Accounts receivable, net	5,505,913	10,244,732
Inventory, net	15,833,756	13,074,428
Prepaid expenses and other assets	981,795	951,635
Deferred income taxes	-	1,197,832
Total current assets	24,982,744	28,042,032
Long-term assets:
Inventory, net	25,314,540	29,337,674
Property and equipment, net	1,983,865	1,717,692
Intangible assets, net	258,859	325,867
Deferred income taxes	-	2,841,891
Other assets	327,217	58,696
Total long-term assets	27,884,481	34,281,820
TOTAL ASSETS	$52,867,225	$62,323,852

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,603,811	$3,670,551
Accrued cooperative advertising	192,000	188,000
Accrued expenses and other liabilities	578,908	642,186
Total current liabilities	3,374,719	4,500,737
Long-term liabilities:
Accrued rent	693,277	-
Accrued income taxes	404,589	395,442
Total long-term liabilities	1,097,866	395,442
Total liabilities	4,472,585	4,896,179
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value	53,949,001	53,949,001
Additional paid-in capital – stock-based compensation	11,230,884	9,940,980
Accumulated deficit	(16,785,245)	(6,462,308)
Total shareholders’ equity	48,394,640	57,427,673
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$52,867,225	$62,323,852

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$4,521,894	$6,858,252	$18,431,094	$19,875,826
Costs and expenses:
Cost of goods sold	3,268,803	3,805,227	12,256,826	10,076,520
Sales and marketing	2,520,426	2,449,679	6,886,651	7,228,883
General and administrative	1,790,588	1,723,676	5,543,269	3,917,461
Research and development	3,863	6,755	15,364	21,779
Loss on abandonment of assets	-	-	2,201	95,052
Total costs and expenses	7,583,680	7,985,337	24,704,311	21,339,695
Loss from operations	(3,061,786)	(1,127,085)	(6,273,217)	(1,463,869)
Other income (expense):
Interest income	2	5,135	51	19,609
Interest expense	(583)	(202)	(901)	(1,176)
Total other (expense) income, net	(581)	4,933	(850)	18,433
Loss before income taxes	(3,062,367)	(1,122,152)	(6,274,067)	(1,445,436)
Income tax net (expense) benefit	(3,093)	(88,550)	(4,048,870)	49,422
Net loss	$(3,065,460)	$(1,210,702)	$(10,322,937)	$(1,396,014)

Net loss per common share:
Basic	$(0.15)	$(0.06)	$(0.51)	$(0.07)
Diluted	$(0.15)	$(0.06)	$(0.51)	$(0.07)

Weighted average number of shares used in computing net loss per common share:
Basic	20,357,333	20,001,543	20,272,897	19,825,532
Diluted	20,357,333	20,001,543	20,272,897	19,825,532

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,322,937)	$(1,396,014)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	861,658	584,734
Amortization of bond premium	-	4,069
Stock-based compensation	1,289,904	1,192,823
Provision for uncollectible accounts	897,878	17,195
Provision for sales returns	(853,000)	(101,000)
Provision for inventory reserves	281,000	197,000
Provision (benefit) for deferred income taxes	4,039,723	(66,092)
Loss on abandonment of assets	2,201	95,052
Changes in assets and liabilities:
Accounts receivable	4,693,941	(816,011)
Interest receivable	-	(3,907)
Inventory	982,806	(7,817,735)
Prepaid expenses and other assets, net	(298,681)	(282,582)
Accounts payable	(1,066,740)	2,966,274
Accrued cooperative advertising	4,000	293,000
Accrued income taxes	9,147	8,771
Other accrued liabilities	629,999	5,365
Net cash provided by (used in) operating activities	1,150,899	(5,119,058)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,007,506)	(673,588)
Patent, license rights, and trademark costs	(55,518)	(109,658)
Net cash used in investing activities	(1,063,024)	(783,246)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock option exercises	-	241,265
Net cash provided by financing activities	-	241,265

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	87,875	(5,661,039)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,573,405	11,860,842
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,661,280	$6,199,803

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$901	$1,176
Cash paid during the period for income taxes	$-	$7,899

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

Basis of Presentation and Principles of Consolidation - The accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, the unaudited statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2014.

The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2014 and 2013 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of December 31, 2013 is derived from the audited financial statements as of that date. The accompanying statements should be read in conjunction with the audited financial statements and related notes, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 27, 2014 (the “2013 Annual Report”).

The accompanying condensed consolidated financial statements as of and for the three and nine months ended September 30, 2014 and 2013 include the accounts of the Company and its wholly owned subsidiaries Moissanite.com, LLC, formed in 2011; Charles & Colvard Direct, LLC, formed in 2011; and Charles & Colvard (HK) Ltd., the Company’s Hong Kong subsidiary that became a dormant entity in the second quarter of 2009 and the operations of which ceased in 2008. All intercompany accounts have been eliminated.

Significant Accounting Policies - In the opinion of the Company’s management, the significant accounting policies used for the three and nine months ended September 30, 2014 are consistent with those used for the year ended December 31, 2013. Accordingly, please refer to the 2013 Annual Report for the Company’s significant accounting policies.

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

Summary financial information by reporting segment is as follows:

	Three Months Ended September 30,
	2014			2013
	Wholesale	Direct-to- Consumer	Total	Wholesale	Direct-to- Consumer	Total
Net sales
Loose jewels	$2,164,134	$160,100	$2,324,234	$4,744,308	$77,011	$4,821,319
Finished jewelry	1,282,122	915,538	2,197,660	1,610,485	426,448	2,036,933
Total	$3,446,256	$1,075,638	$4,521,894	$6,354,793	$503,459	$6,858,252

Product line cost of goods sold
Loose jewels	$1,392,197	$32,121	$1,424,318	$2,214,152	$16,878	$2,231,030
Finished jewelry	1,091,012	356,246	1,447,258	795,711	213,566	1,009,277
Total	$2,483,209	$388,367	$2,871,576	$3,009,863	$230,444	$3,240,307

Product line gross profit
Loose jewels	$771,937	$127,979	$899,916	$2,530,156	$60,133	$2,590,289
Finished jewelry	191,110	559,292	750,402	814,774	212,882	1,027,656
Total	$963,047	$687,271	$1,650,318	$3,344,930	$273,015	$3,617,945

Operating (loss) income	$(1,803,857)	$(1,257,929)	$(3,061,786)	$175,342	$(1,302,427)	$(1,127,085)

Depreciation and amortization	$191,640	$81,274	$272,914	$108,763	$91,222	$199,985

Capital expenditures	$50,840	$-	$50,840	$452,288	$18,600	$470,888

	Nine Months Ended September 30,
	2014			2013
	Wholesale	Direct-to- Consumer	Total	Wholesale	Direct-to- Consumer	Total
Net sales
Loose jewels	$9,534,727	$480,500	$10,015,227	$13,022,685	$221,957	$13,244,642
Finished jewelry	5,914,391	2,501,476	8,415,867	5,244,474	1,386,710	6,631,184
Total	$15,449,118	$2,981,976	$18,431,094	$18,267,159	$1,608,667	$19,875,826

Product line cost of goods sold
Loose jewels	$5,208,277	$79,739	$5,288,016	$5,264,563	$35,420	$5,299,983
Finished jewelry	4,748,828	1,084,043	5,832,871	2,726,789	687,034	3,413,823
Total	$9,957,105	$1,163,782	$11,120,887	$7,991,352	$722,454	$8,713,806

Product line gross profit
Loose jewels	$4,326,450	$400,761	$4,727,211	$7,758,122	$186,537	$7,944,659
Finished jewelry	1,165,563	1,417,433	2,582,996	2,517,685	699,676	3,217,361
Total	$5,492,013	$1,818,194	$7,310,207	$10,275,807	$886,213	$11,162,020

Operating (loss) income	$(2,936,998)	$(3,336,219)	$(6,273,217)	$2,443,939	$(3,907,808)	$(1,463,869)

Depreciation and amortization	$585,333	$276,325	$861,658	$301,618	$283,116	$584,734

Capital expenditures	$1,007,506	$-	$1,007,506	$641,694	$31,894	$673,588

	September 30, 2014			December 31, 2013
	Wholesale	Direct-to- Consumer	Total	Wholesale	Direct-to- Consumer	Total
Total assets	$52,632,244	$234,981	$52,867,225	$61,702,449	$621,403	$62,323,852

A reconciliation of the Company’s product line cost of goods sold to cost of goods sold as reported in the condensed consolidated financial statements is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Product line cost of goods sold	$2,871,576	$3,240,307	$11,120,887	$8,713,806
Non-capitalized manufacturing and production control expenses	93,274	380,369	504,441	989,009
Freight out	57,165	39,850	193,141	127,812
Inventory valuation allowances	254,943	122,000	323,943	197,000
Other inventory adjustments	(8,155)	22,701	114,414	48,893
Cost of goods sold	$3,268,803	$3,805,227	$12,256,826	$10,076,520

The Company’s net inventories by product line maintained in the parent entity’s wholesale distribution segment are as follows:

	September 30, 2014	December 31, 2013
Loose jewels
Raw materials	$4,460,081	$3,311,375
Work-in-process	6,268,709	9,526,769
Finished goods	22,256,573	20,002,881
Finished goods on consignment	102,545	32,948
Total	$33,087,908	$32,873,973

Finished jewelry
Raw materials	$275,070	$270,043
Work-in-process	597,833	764,355
Finished goods	6,620,708	8,117,035
Finished goods on consignment	504,221	299,514
Total	$7,997,832	$9,450,947

Supplies inventories of approximately $63,000 and $87,000 at September 30, 2014 and December 31, 2013, respectively, included in finished goods inventories in the condensed consolidated financial statements are omitted from inventories by product line because they are used in both product lines and are not maintained separately.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales
United States	$3,502,180	$3,852,627	$16,478,654	$14,338,094
International	1,019,714	3,005,625	1,952,440	5,537,732
Total	$4,521,894	$6,858,252	$18,431,094	$19,875,826

	September 30, 2014	December 31, 2013
Property and equipment, net
United States	$1,983,865	$1,717,692
International	-	-
Total	$1,983,865	$1,717,692

	September 30, 2014	December 31, 2013
Intangible assets, net
United States	$46,150	$70,830
International	212,709	255,037
Total	$258,859	$325,867

4.	FAIR VALUE MEASUREMENTS

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

5.	INVENTORIES

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

The Company’s total inventories, net of reserves, consisted of the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Raw materials	$4,735,151	$3,581,418
Work-in-process	6,866,542	10,291,124
Finished goods	29,820,837	28,771,098
Finished goods on consignment	645,766	407,462
Less inventory reserves	(920,000)	(639,000)
Total	$41,148,296	$42,412,102

Current portion	$15,833,756	$13,074,428
Long-term portion	25,314,540	29,337,674
Total	$41,148,296	$42,412,102

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

The Company’s work-in-process inventories include raw SiC crystals on which processing costs, such as labor and sawing, have been incurred; and components, such as metal castings and finished good moissanite jewels, that have been issued to jobs in the manufacture of finished jewelry. The Company’s moissanite jewel manufacturing process involves the production of intermediary shapes, called “preforms,” that vary depending upon the size and shape of the finished jewel. To maximize manufacturing efficiencies, preforms may be made in advance of current finished inventory needs but remain in work-in-process inventories. As of September 30, 2014 and December 31, 2013, work-in-process inventories issued to active production jobs approximated $1.92 million and $4.09 million, respectively.

The Company’s jewels do not degrade in quality over time and inventory generally consists of the shapes and sizes most commonly used in the jewelry industry. In addition, the majority of jewel inventory is not mounted in finished jewelry settings and is therefore not subject to fashion trends nor is obsolescence a significant factor. The Company has very small market penetration in the worldwide jewelry market, and the Company has the exclusive right in the U.S. through mid-2015 and in many other countries through mid-2016 to produce and sell created SiC for use in jewelry applications. In view of the foregoing factors, management has concluded that no excess or obsolete loose jewel inventory reserve requirements existed as of September 30, 2014.

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

In 2011, the Company began purchasing fashion finished jewelry comprised of base metals and non-precious gemstones for sale through Lulu Avenue®, the direct-to-consumer home party division of the Company’s wholly owned operating subsidiary, Charles & Colvard Direct, LLC. This finished jewelry is fashion oriented and subject to styling trends that may change with each catalog season, of which there are several each year. Typically in the jewelry industry, slow-moving or discontinued lines are sold as closeouts or liquidated in alternative sales channels.  The Company reviews the finished jewelry inventory on an ongoing basis for any lower of cost or market and obsolescence issues.  The Company identified certain fashion finished jewelry inventory that could not be sold due to damage or branding issues and established an obsolescence reserve of $225,000 as of September 30, 2014 and $128,000 as of December 31, 2013, for the carrying costs in excess of any estimated scrap values.  As of September 30, 2014, the Company identified certain finished jewelry featuring moissanite that was obsolete and established an obsolescence reserve of $66,000 for the carrying costs in excess of any estimated scrap values.

Periodically, the Company ships finished goods inventory to wholesale customers on consignment terms. Under these terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. Finished goods on consignment at September 30, 2014 and December 31, 2013 are net of shrinkage reserves of $39,000 and $75,000, respectively, to allow for certain loose jewels and finished jewelry on consignment with wholesale customers that may not be returned or may be returned in a condition that does not meet the Company’s current grading or quality standards.

Total net loose jewel inventories at September 30, 2014 and December 31, 2013, including inventory on consignment net of reserves, were $33.09 million and $32.87 million, respectively. The loose jewel inventories at September 30, 2014 and December 31, 2013 include shrinkage reserves of $0 and $2,000, respectively, with $3,000 and $0 of shrinkage reserves on inventory on consignment at September 30, 2014 and December 31, 2013, respectively. Loose jewel inventories at September 30, 2014 and December 31, 2013 also include recuts reserves of $224,000 and $172,000, respectively.

Total net jewelry inventories at September 30, 2014 and December 31, 2013, including inventory on consignment net of reserves, finished jewelry featuring moissanite manufactured by the Company since entering the finished jewelry business in 2010, and fashion finished jewelry purchased by the Company for sale through Lulu Avenue®, were $8.00 million and $9.45 million, respectively. Jewelry inventories consist primarily of finished goods, a portion of which the Company acquired as part of a January 2009 settlement agreement with a former manufacturer customer to reduce the outstanding receivable to the Company. Due to the lack of a plan to market this inventory at that time, a jewelry inventory reserve was established to reduce the majority of the acquired jewelry inventory value to scrap value, or the amount the Company would expect to obtain by melting the gold in the jewelry and returning to loose-jewel finished goods inventory those jewels that meet grading standards. The scrap reserve established for this acquired inventory at the time of the agreement is adjusted at each reporting period for the market price of gold and has generally declined as the associated jewelry is sold down. At September 30, 2014, the balance increased to $118,000 from $106,000 at December 31, 2013 as a result of a sales return, offset in part by sell down of the inventory during the quarter. Because the finished jewelry the Company began manufacturing in 2010 after it entered that business was made pursuant to an operational plan to market and sell the inventory, it is not subject to this reserve. The finished jewelry inventories at September 30, 2014 and December 31, 2013 also include shrinkage reserves of $144,000 and $180,000, respectively, including shrinkage reserves of $36,000 and $75,000 on inventory on consignment, respectively; and a repairs reserve of $140,000 and $51,000, respectively.

The need for adjustments to inventory reserves is evaluated on a period-by-period basis.

6.	INCOME TAXES

The Company recognized an income tax net expense of approximately $3,000 for the three months ended September 30, 2014 compared to an income tax net expense of approximately $89,000 for the three months ended September 30, 2013.  The Company recognized an income tax net expense of $4.05 million for the nine months ended September 30, 2014 compared to an income tax net benefit of $49,000 for the nine months ended September 30, 2013.

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. The Company’s management determined that sufficient positive evidence existed as of December 31, 2013 to conclude that it is more likely than not that deferred tax assets of $4.04 million were realizable.  A valuation allowance remained at December 31, 2013 against certain deferred tax assets relating to state net operating loss carryforwards from the Company’s e-commerce and home party operating subsidiaries due to the timing uncertainty of when the subsidiaries will generate cumulative positive taxable income to utilize the associated deferred tax assets. A valuation allowance also remained at December 31, 2013 against certain deferred tax assets relating to investment loss carryforwards because the Company’s management does not anticipate it will generate sufficient investment income to utilize the carryforwards.  The Company’s management also previously considered various strategic alternatives, resulting in management determining that a valuation allowance was not necessary at that time.  During the nine months ended September 30, 2014, the Company’s management determined that such strategic alternatives were no longer in the Company’s best interest.  Accordingly, the Company’s management concluded that the positive evidence was no longer sufficient to offset available negative evidence, primarily as a result of the pre-tax operating loss for the nine months ended September 30, 2014.   As a result, the Company’s management concluded that it was uncertain that the Company would have sufficient future taxable income to utilize its deferred tax assets, and therefore, the Company established a valuation allowance against its deferred tax assets, resulting in a tax expense of $4.05 million for the nine months ended September 30, 2014.  During the three and nine months ended September 30, 2014, the Company also recognized approximately $3,000 and $9,000, respectively, of income tax expense for estimated tax, penalties, and interest associated with uncertain tax positions.

For the three months ended September 30, 2013, the Company recognized $89,000 of current period income tax expense, offsetting an income tax benefit recorded in the first half of 2013 of approximately $138,000. The resulting income tax net benefit of $49,000 for the nine months ended September 30, 2013 represents an effective tax rate of 1.6% on the year-to-date pre-tax book loss. The effective tax rate for the nine months ended September 30, 2013 differs from the federal statutory rate of 34.0% primarily due to the impact of state income taxes, stock-based compensation expense that is not deductible for tax purposes, and other book-to-tax reconciling items. This effective tax rate decreased from December 31, 2012 due to anticipation of lower taxable income in 2013, despite an additional $7,000 of income tax expense that was accrued and paid in the first quarter of 2013 related to the prior tax year, primarily for adjustment of the federal alternative minimum tax. Additionally, during the three months ended September 30, 2013 the Company paid $1,000 with a state tax filing for 2012 that was in excess of estimated payments.  The Company recorded approximately $129,000 of income tax expense during the three months ended September 30, 2013 to reflect lower anticipated taxable income for the full year than had been previously estimated, which reduced the tax benefit for the nine months ended September 30, 2013 to $18,000.  In addition, the Company recorded $44,000 and $48,000 of income tax benefit for discrete permanent tax deduction differences during the three and nine months ended September 30, 2013 and approximately $3,000 and $9,000 of income tax expense for estimated tax, penalties, and interest associated with uncertain tax positions during the three and nine months ended September 30, 2013, respectively.

7.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

In March 2004, the Company entered into a seven-year lease, beginning in August 2004, for approximately 16,500 square feet of mixed-use space from an unaffiliated third party at a base cost with escalations throughout the lease term plus additional common-area expenses based on the Company’s proportionate share of the lessor’s operating costs. The lease provided for two rent holidays, during which no rent was payable, and a moving allowance. In January 2011, the Company amended the lease effective January 1, 2011 to extend the term through January 2017 in exchange for a reduced rental rate and 50% rent abatement in the first 12 months of the extended term.  The amended lease included 3% annual rent escalations and a one-time option to terminate the lease effective as of July 31, 2014. The Company exercised this right to terminate the lease by giving notice to the lessor prior to October 31, 2013.  The cost to terminate the lease effective July 31, 2014 was approximately $112,000, which the Company paid at the time notice was given to terminate the lease.  This amount reflects all unamortized lease transaction costs, including, without limitation, all rent abated since January 1, 2011, plus two months’ rent at the then-current rental rate.  On December 9, 2013, the Company entered into a Lease Agreement, as amended on December 23, 2013 and April 15, 2014 (the “Lease Agreement”), for a new corporate headquarters, which occupies approximately 36,350 square feet of office, storage, and light manufacturing space. The Company took possession of the leased property on May 23, 2014 once certain improvements to the leased space were completed.  These improvements and other lease signing and moving incentives offered by the landlord totaled approximately $550,000 and $73,000, respectively, which will be amortized over the life of the lease.  Included in the Lease Agreement is a seven-month rent abatement period effective June 2014 through December 2014.

The Company recognizes rent expense on a straight-line basis, giving consideration to the rent holidays and escalations, the lease signing and moving allowance to be paid to the Company, and the rent abatement.

As of September 30, 2014, the Company’s future minimum payments under the operating leases were as follows:

2014	$-
2015	553,905
2016	569,138
2017	584,789
2018	600,871
Thereafter	1,793,725
Total	$4,102,428

Rent expense for the three months ended September 30, 2014 and 2013 was approximately $134,000 and $55,000, respectively.  Rent expense for the nine months ended September 30, 2014 and 2013 was approximately $249,000 and $188,000, respectively.

Purchase Commitments

On June 6, 1997, the Company entered into an amended and restated exclusive supply agreement with Cree, Inc. (“Cree”). The exclusive supply agreement had an initial term of ten years that was extended in January 2005 to July 2015. In connection with the amended and restated exclusive supply agreement, the Company has committed to purchase from Cree a minimum of 50%, by dollar volume, of its raw material SiC crystal requirements. If the Company’s orders require Cree to expand beyond specified production levels, the Company must commit to purchase certain minimum quantities. Effective February 8, 2013, the Company entered into an amendment to a prior letter agreement with Cree, which provides a framework for the Company’s purchases of SiC crystals under the amended and restated exclusive supply agreement. Pursuant to this amendment, the Company agreed to purchase at least $4.00 million of SiC crystals in an initial new order. After the initial new order, the Company has agreed to issue non-cancellable, quarterly orders that must equal or exceed a set minimum order quantity. The total purchase commitment under the amendment until July 2015, including the initial new order, is dependent upon the grade of the material and ranges between approximately $7.64 million and approximately $18.56 million.  During the nine months ended September 30, 2014 and 2013, the Company purchased approximately $4.62 million and $9.54 million, respectively, of SiC crystals under the exclusive supply agreement.

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

As of September 30, 2014, the Company had not borrowed against the Credit Facility.

9.	STOCK-BASED COMPENSATION

The following table summarizes the components of the Company’s stock-based compensation included in net loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Employee stock options	$271,888	$246,771	$664,310	$547,268
Restricted stock awards	207,526	202,419	625,594	645,555
Income tax (benefit) expense	(150,846)	190,855	(218,543)	(10,329)
Totals	$328,568	$640,045	$1,071,361	$1,182,494

No stock-based compensation was capitalized as a cost of inventory during the three and nine months ended September 30, 2014 and 2013.

Stock Options - The following is a summary of the stock option activity for the nine months ended September 30, 2014:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2013	1,204,297	$3.14
Granted	495,000	$2.56
Exercised	-	$-
Forfeited	(30,775)	$2.51
Expired	(37,576)	$3.84
Outstanding, September 30, 2014	1,630,946	$2.96

The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2014 was $1.78. The total fair value of stock options that vested during the nine months ended September 30, 2014 was approximately $727,000. The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions for stock options granted during the nine months ended September 30, 2014:

Dividend yield	0.0%
Expected volatility	92.9%
Risk-free interest rate	1.65%
Expected lives (years)	5.0

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

The following table summarizes information about stock options outstanding at September 30, 2014:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Balance as of 9/30/2014	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 9/30/2014	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 9/30/2014	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
1,630,946	7.83	$2.96	1,012,453	7.01	$2.73	1,543,723	7.74	$2.95

As of September 30, 2014, the unrecognized stock-based compensation expense related to unvested stock options was approximately $1.06 million, which is expected to be recognized over a weighted average period of approximately 25 months.

The aggregate intrinsic value of stock options outstanding, exercisable, and vested or expected to vest at September 30, 2014 were each approximately $357,000. This amount is before applicable income taxes and represents the closing market price of the Company’s common stock at September 30, 2014 less the grant price, multiplied by the number of stock options that had a grant price that is less than the closing market price. This amount represents the amount that would have been received by the optionees had these stock options been exercised on that date. During the three and nine months ended September 30, 2014, no stock options were exercised.

Restricted Stock - The following is a summary of the restricted stock activity for the nine months ended September 30, 2014:

	Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2013	350,903	$4.26
Granted	160,032	$2.22
Vested	(209,916)	$4.12
Canceled	-	$-
Unvested, September 30, 2014	301,019	$3.27

As of September 30, 2014, the unrecognized stock-based compensation expense related to unvested restricted stock was approximately $755,000, which is expected to be recognized over a weighted average period of approximately 15 months.

Dividends - The Company has not paid any cash dividends in the current year through September 30, 2014.

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

The following table reconciles the differences between the basic and diluted earnings per share presentations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net loss	$(3,065,460)	$(1,210,702)	$(10,322,937)	$(1,396,014)

Denominator:
Weighted average common shares outstanding:
Basic	20,357,333	20,001,543	20,272,897	19,825,532
Stock options	-	-	-	-
Fully diluted	20,357,333	20,001,543	20,272,897	19,825,532

Net loss per common share:
Basic	$(0.15)	$(0.06)	$(0.51)	$(0.07)
Diluted	$(0.15)	(0.06)	$(0.51)	$(0.07)

For each of the three and nine months ended September 30, 2014, stock options to purchase approximately 1.63 million shares were excluded from the computation of diluted net loss per common share because the exercise price of the stock options was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to net loss per common share.  For each of the three and nine months ended September 30, 2013, stock options to purchase approximately 1.20 million shares were excluded from the computation of diluted net loss per common share because the exercise price of the stock options was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to net loss per common share.

11.	MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments, and trade accounts receivable. The Company maintains cash and cash equivalents and investments with high-quality financial institutions and invests in low-risk securities, primarily money market funds or long-term U.S. government agency obligations. At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurable limits of $250,000 per depositor at each financial institution. Amounts on deposit in excess of FDIC insurable limits at September 30, 2014 and December 31, 2013 approximated $2.38 million and $270,000, respectively.

Trade receivables potentially subject the Company to credit risk. The Company’s standard wholesale customer payment terms on trade receivables are generally between 30 and 90 days, though it may offer extended terms with specific customers and on significant orders from time to time. The Company believes its competitors and other vendors in the wholesale jewelry industry have also expanded their use of extended payment terms and, in aggregate, the Company believes that by expanding its use of extended payment terms, it has provided a competitive response in its market and that its net sales have been favorably impacted. The Company is unable to estimate the impact of this program on its net sales, but if it ceased providing extended payment terms in select instances, the Company believes it would not be competitive for some wholesale customers in the marketplace and that its net sales and profits would likely decrease. The Company extends credit to its customers based upon a number of factors, including an evaluation of the customer’s financial condition and credit history, the customer’s payment history with the Company, the customer’s reputation in the trade, and/or an evaluation of the Company’s opportunity to introduce its moissanite jewels or finished jewelry featuring moissanite to new or expanded markets. Collateral is not generally required from customers. The need for an allowance for doubtful accounts is determined based upon factors surrounding the credit risk of specific customers, historical trends, and other information. The Company has increased its allowance for doubtful accounts by approximately $800,000 due to one customer that has become past due on its payment arrangement.

As of September 30, 2014 and December 31, 2013, one customer accounted for 30% and 21%, respectively, of trade accounts receivable.  No other customers accounted for more than 10% of trade accounts receivable at December 31, 2013.  As of September 30, 2014, one other customer accounted for 12% of trade accounts receivable.

A significant portion of sales is derived from certain customer relationships. The following is a summary of customers that represent greater than or equal to 10% of total gross sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Customer A	27%	17%	29%	16%
Customer B	0%	19%	0%	7%
Customer C	0%	17%	0%	8%
Customer D	3%	7%	11%	8%
Customer E	13%	1%	3%	1%
Customer F	1%	9%	13%	8%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In September 2014, we launched The Survivor Collection™, a unique jewelry line designed to celebrate Breast Cancer Survivors.   The line features three-stone rings and pendants, two Forever Brilliant® and one pink moissanite gem to symbolize life before, during and after cancer.  We have partnered with The Breast Cancer Research Foundation, as well as the Women Survivors Alliance to promote breast cancer awareness, celebrate breast cancer survivors and effectively work to find a cure.  The Survivor Collection™ has launched in over 150 retail locations in the Unites States and Canada, and our direct sales company Lulu Avenue®.   The collection has a website that shares information including “where to buy”, and a vibrant social presence on Facebook, Twitter and Pinterest.  We expect distribution will continue to grow in the fourth quarter of 2014.

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

In 2013, we engaged two New York-based public relations, marketing, and events agencies, to generate optimal exposure with consumer media for both our Lulu Avenue® and Forever Brilliant® brands, with the goal to increase consumer awareness of our brands specifically and moissanite generally. After our engagements, several media events occurred where magazine editors, fashion columnists, and bloggers were invited to experience first-hand our Lulu Avenue® fashion and moissanite finished jewelry and our Forever Brilliant® loose jewels. We utilized these agencies to increase exposure for our brands in the first nine months of 2014 through improved product placement in leading fashion periodicals and blogging sites, and through broadcast and print editorial outreach.  We will continue to utilize one New York-based agency during the last three months of 2014.

We believe our efforts to position Forever Brilliant® as the whitest and brightest moissanite jewel available anywhere in the world and the introduction of designer finished jewelry brands will help us to build brand recognition and increase consumer awareness of our products. We also expect that this strategy of building brand recognition will help to support revenue streams as our intellectual property rights expire beginning in 2015.  To better position us for greater market share growth, we identified the need for a VP of Marketing to focus our branding efforts on our target consumers, and we filled the role in April 2014.

•	Expanding our direct-to-consumer e-commerce business - Our direct-to-consumer e-commerce website, Moissanite.com, features an intuitive site design with robust functionality to enhance the customer experience and convert traffic into sales. We continue to expand the website’s jewelry collections and its loose moissanite jewel assortment by featuring a variety of colors and shapes, and we are investing resources in targeted advertising and marketing campaigns. In 2013 and the first nine months of 2014, we continued fine-tuning such marketing efforts to maximize return on investment, increasing product assortment, and building new site functionality designed to increase sales conversion rates. We believe our direct-to-consumer e-commerce sales channel will not only add to our top-line revenues in a significant manner, but will also play a key role in our campaign to increase overall consumer awareness of moissanite. We also envision e-commerce as a part of a broader effort to establish online connections with consumers that build our brands and our business with retail partners.

•	Developing our direct-to-consumer home party business - In October 2012, our direct-to-consumer home party business, Lulu Avenue®, began to integrate the custom designs of a well-known jewelry designer into the current jewelry line. The first phase of the integration was completed in March 2013. In April 2013, we hired a President of Lulu Avenue® whose focus is on the scale-up of the sales force, and in 2014, we continued to invest in finance and sales and customer service personnel to support our back office technology and supply chain efforts of Lulu Avenue®. Our direct-to-consumer home party sales channel has provided sales growth in 2014 and will play a role in our campaign to increase overall consumer awareness of moissanite.

As we execute our strategy to build and reinvest in our businesses, significant expenses and investment of cash will be required ahead of the revenue streams we expect in the future, and this may result in some unprofitable reporting periods in 2014. Despite this, we have maintained as one of our primary goals to generate positive cash flow to protect our cash position. We were not successful in achieving this goal during 2013 primarily as a result of our significant inventory build of Forever Brilliant® loose jewels to meet anticipated demand, establish an in-stock position for future orders and collect on our trade receivables generated from these sales.  However, during the first nine months of 2014 we were able to reduce our inventories and aggressively collect on our trade accounts receivable balance from year end and on sales in the first nine months of 2014. We will continue to monitor our cash burn rate and collection efforts as we grow the business.

Our total consolidated net sales for the nine months ended September 30, 2014 of $18.43 million were 7% lower than total consolidated net sales during the same period of 2013. Wholesale distribution segment net sales for the nine months ended September 30, 2014 of $15.45 million were 15% lower than wholesale distribution segment net sales during the same period of 2013. Direct-to-consumer distribution segment net sales for the nine months ended September 30, 2014 of $2.98 million were 85% greater than direct-to-consumer distribution segment net sales during the same period of 2013.

Loose jewel sales for the nine months ended September 30, 2014 comprised 54% of our total consolidated net sales and decreased 24% to $10.02 million, compared with $13.24 million in the same period of 2013. Finished jewelry sales for the nine months ended September 30, 2014 comprised 46% of our total consolidated net sales and increased 27% to $8.42 million, compared with $6.63 million in the same period of 2013. We expect these shifts in sales by product mix to continue as we execute our strategy of developing new wholesale and direct-to-consumer sales channels and expanding our finished jewelry business.

Operating expenses increased by $1.18 million, or 11%, to $12.44 million for the nine months ended September 30, 2014, compared with $11.26 million in the same period of 2013. Of this increase, general and administrative expenses increased $1.63 million, or 42%, to $5.54 million primarily as a result of bad debt expenses, as well as personnel and consulting additions. Sales and marketing expenses decreased $342,000, or 5%, to $6.89 million, primarily as a result of lower consulting expenses incurred to launch the e-commerce and home party direct sales businesses and cooperative advertising expense, offset in part by increased expenses for personnel additions.  As we grow our business, we intend to continue to closely manage our operating expenses by seeking the most cost effective and efficient solutions to our operating requirements. We recorded a net loss of $10.32 million, or $0.51 per diluted share, for the nine months ended September 30, 2014, primarily due to higher general and administrative expenses, a lower gross profit margin, and a $4.05 million tax expense resulting from a valuation allowance on certain deferred tax assets based on our cumulative negative taxable income over the last three years and the uncertainty of sufficient future taxable income to utilize our deferred tax assets.  Our lower gross profit resulted from a greater sales mix of finished jewelry that typically yields a lower gross margin than loose jewels due to the lower markup on precious metals and labor used in the manufacture of jewelry and an effort to move existing finished gemstones that will not be a focus of our future initiatives.

The execution of our strategy to grow our company, with the ultimate goal of increasing consumer awareness and clearly communicating the value proposition of moissanite, is challenging and not without risk. As such, there can be no assurance that future results for each reporting period will exceed past results in sales, operating cash flow, and/or net income due to the challenging business environment in which we operate and our investment in various initiatives to support our growth strategies. However, as we execute our growth strategy and messaging initiatives, we remain committed to our current priorities of generating positive cash flow and strengthening our financial position while both monetizing our existing inventory and manufacturing our Forever Brilliant® loose jewel and finished jewelry to meet sales demand. We believe the results of these efforts will propel our revenue growth and profitability and further enhance shareholder value in coming years, but we fully recognize the business and economic challenges in which we operate.

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

Results of Operations

The following table sets forth certain consolidated statements of operations data for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$4,521,894	$6,858,252	$18,431,094	$19,875,826
Costs and expenses:
Cost of goods sold	3,268,803	3,805,227	12,256,826	10,076,520
Sales and marketing	2,520,426	2,449,679	6,886,651	7,228,883
General and administrative	1,790,588	1,723,676	5,543,269	3,917,461
Research and development	3,863	6,755	15,364	21,779
Loss on abandonment of assets	-	-	2,201	95,052
Total costs and expenses	7,583,680	7,985,337	24,704,311	21,339,695
Loss from operations	(3,061,786)	(1,127,085)	(6,273,217)	(1,463,869)
Other income (expense):
Interest income	2	5,135	51	19,609
Interest expense	(583)	(202)	(901)	(1,176)
Total other (expense) income, net	(581)	4,933	(850)	18,433
Loss before income taxes	(3,062,367)	(1,122,152)	(6,274,067)	(1,445,436)
Income tax net (expense) benefit	(3,093)	(88,550)	(4,048,870)	49,422
Net loss	$(3,065,460)	$(1,210,702)	$(10,322,937)	$(1,396,014)

Consolidated Net Sales

Consolidated net sales for the three and nine months ended September 30, 2014 and 2013 comprise the following:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	Dollars	Percent	2014	2013	Dollars	Percent
Loose jewels	$2,324,234	$4,821,319	$(2,497,085)	-52%	$10,015,227	$13,244,642	$(3,229,415)	-24%
Finished jewelry	2,197,660	2,036,933	160,727	8%	8,415,867	6,631,184	1,784,683	27%
Total consolidated net sales	$4,521,894	$6,858,252	$(2,336,358)	-34%	$18,431,094	$19,875,826	$(1,444,732)	-7%

Consolidated net sales were $4.52 million for the three months ended September 30, 2014 compared to $6.86 million for the three months ended September 30, 2013, a decrease of $2.34 million, or 34%. Consolidated net sales were $18.43 million for the nine months ended September 30, 2014 compared to $19.88 million for the nine months ended September 30, 2013, a decrease of $1.44 million, or 7%.  The decrease in consolidated net sales for the three and nine months ended September 30, 2014 was due primarily to the decline in international sales within our wholesale business offset in part by the growth in sales of our direct-to-consumer businesses, Moissanite.com and Lulu Avenue®, which collectively increased 114% to $1.08 million and 85% to $2.98 million during the three and nine months ended September 30, 2014, respectively, compared to the corresponding periods of the prior year.  International sales of our wholesale business declined by $1.99 million, or 66%, for the three months ended September 30, 2014 and declined by $3.59 million, or 66% for the nine months ended September 30, 2014.  We anticipate orders and related sales of loose moissanite jewels and finished jewelry featuring moissanite in both our wholesale distribution segment and direct-to-consumer distribution segment will improve as we execute our growth strategies.

Sales of loose jewels represented 51% and 54% of total consolidated net sales for the three and nine months ended September 30, 2014, respectively, compared to 70% and 67% of total consolidated net sales for the corresponding periods of the prior year. For the three months ended September 30, 2014, loose jewel sales were $2.32 million compared to $4.82 million for the corresponding period of the prior year, a decrease of $2.50 million, or 52%. For the nine months ended September 30, 2014, loose jewel sales were $10.02 million compared to $13.24 million for the corresponding period of the prior year, a decrease of $3.23 million, or 24%. The decrease for the three and nine months ended September 30, 2014 was primarily due to the decline in sales to our international customers within our wholesale business, generally due to economic and market conditions facing these larger international customers.  We believe the economic and market conditions will improve in our international markets.  In addition, as we have attempted to expand the China and Hong Kong markets, we sold loose jewels to several wholesale distributors, primarily in the three months ended September 30, 2013.  During the first nine months of 2014, we have been evaluating each of these distributors, and others, to determine the best long-term partner within these markets, as well as enforcing the collection from one customer with which we are in dispute.   As a result, our sales in the first nine months of 2014 have decreased compared to the same period in 2013.

Sales of finished jewelry represented 49% and 46% of total consolidated net sales for the three and nine months ended September 30, 2014, respectively, compared to 30% and 33% of total consolidated net sales for the corresponding periods of the prior year. For the three months ended September 30, 2014, finished jewelry sales were $2.20 million compared to $2.04 million for the corresponding period of the prior year, an increase of $161,000, or 8%. For the nine months ended September 30, 2014, finished jewelry sales were $8.42 million compared to $6.63 million for the corresponding period of the prior year, an increase of $1.78 million, or 27%. These increases were primarily attributable to our ongoing expansion into the finished jewelry business, primarily through the growth of our e-commerce and home party businesses in our direct-to-consumer distribution segment.

United States, or U.S., net sales accounted for approximately 77% and 89% of total consolidated net sales for the three and nine months ended September 30, 2014, compared to 56% and 72% of total consolidated net sales for the corresponding periods of the prior year, respectively. U.S. net sales decreased 9% during the three months ended September 30, 2014 from the corresponding period of the prior year primarily as a result of lower sales to our wholesale distributors. U.S. net sales increased 15% for the nine months ended September 30, 2014 from the corresponding periods of the prior year primarily as a result of an increase in finished jewelry sales through our direct-to-consumer businesses, Moissanite.com and Lulu Avenue®.  The increase in U.S. sales was also attributable to an increase in loose jewel sales to our domestic wholesale customer base resulting from the launch of our new whiter Forever Brilliant® moissanite jewel and the growth of our wholesale customers’ moissanite finished jewelry lines.

Our largest U.S. customer during the three months ended September 30, 2014 accounted for 27% of total consolidated sales compared to 17% during the same period of 2013.  No other U.S. customers accounted for a significant percentage of total consolidated sales during the same period of 2014.  Our three largest U.S. customers during the nine months ended September 30, 2014 accounted for 29%, 13%, and 11%, respectively, of total consolidated sales compared to 16%, 8%, and 8%, respectively, during the same period of 2013.  We expect that we will remain dependent on our ability, and that of our largest customers, to maintain and enhance retail programs. A change in or loss of any of these customer or retailer relationships could have a material adverse effect on our results of operations.

International net sales accounted for approximately 23% and 11% of total consolidated net sales for the three and nine months ended September 30, 2014, compared to 44% and 28% of total consolidated net sales for the corresponding periods of the prior year.  International sales decreased 66% and 65% during the three and nine months ended September 30, 2014, respectively, from the corresponding periods of the prior year primarily as a result of a decrease in loose jewel sales to our international wholesale customer base.  Overall sales orders from some of our larger international customers were lower in the first three and nine months of 2014 compared to the same periods in 2013, due to economic and market conditions facing these larger international customers. We believe the economic and market conditions will improve in our international markets.  In addition, as we have attempted to expand the China and Hong Kong markets, we sold loose jewels to several wholesale distributors, primarily in the three months ended September 30, 2013.  During the first nine months of 2014, we have been evaluating each of these distributors, and others, to determine the best long-term partner within these markets, as well as enforcing the collection from one customer with which we are in dispute.   As a result, our sales in the first nine months of 2014 have decreased compared to the same period in 2013.

Our largest international customer during the three months ended September 30, 2014 accounted for 13% of total consolidated sales compared to 1% during the same period of 2013.  No other international customers accounted for more than 10% of total consolidated sales during the three and nine months ended September 30, 2014 or 2013. A portion of our international consolidated sales represents jewels sold internationally that may be re-imported to U.S. retailers. Our top three international distributors by sales volume during the three months ended September 30, 2014 were located in India, Canada, and Russia. Our top three international distributors by sales volume during the nine months ended September 30, 2014 were located in India, United Kingdom, and Belgium.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	Dollars	Percent	2014	2013	Dollars	Percent
Product line cost of goods
Loose jewels	$1,424,318	$2,231,030	$(806,712)	-36%	$5,288,016	$5,299,983	$(11,967)	0%
Finished jewelry	1,447,258	1,009,277	437,981	43%	5,832,871	3,413,823	2,419,048	71%
Total product line cost of goods sold	2,871,576	3,240,307	(368,731)	-11%	11,120,887	8,713,806	2,407,081	28%
Non-product line cost of goods sold	397,227	564,920	(167,693)	-30%	1,135,939	1,362,714	(226,775)	-17%
Total cost of goods sold	$3,268,803	$3,805,227	$(536,424)	-14%	$12,256,826	$10,076,520	$2,180,306	22%

Total cost of goods sold was $3.27 million for the three months ended September 30, 2014 compared to $3.81 million for the three months ended September 30, 2013, a decrease of $536,000, or 14%. Total cost of goods sold was $12.26 million for the nine months ended September 30, 2014 compared to $10.08 million for the nine months ended September 30, 2013, an increase of $2.18 million, or 22%. Product line cost of goods sold is defined as product cost of goods sold in each of our wholesale distribution and direct-to-consumer distribution operating segments excluding non-capitalized expenses from our manufacturing and production control departments, comprising personnel costs, depreciation, rent, utilities, and corporate overhead allocations; freight out; inventory valuation allowance adjustments; and other inventory adjustments, comprising costs of quality issues, damaged goods, and inventory write-offs.

The decrease in cost of goods sold for the three months ended September 30, 2014 compared to the same period in 2013 was primarily due to an $807,000 decrease in loose jewels product line cost of goods sold resulting from the 52% decrease in loose jewels sales, and a net decrease in non-product line cost of goods sold of $168,000; offset in part by a $438,000 increase in finished jewelry product line cost of goods resulting from an 8% increase in finished jewelry sales. The net decrease in non-product line cost of goods sold is comprised of a $287,000 decrease in non-capitalized manufacturing and production control expenses primarily due to increased overhead rates implemented in phases over the last two quarters of 2013 and a $31,000 decrease in other inventory adjustments; offset in part by a $133,000 increase in inventory valuation allowances, including inventory shrinkage, recuts, repairs, and scrap reserves and a $17,000 increase in freight expenses. See Note 3, “Segment Information and Geographic Data,” in the Notes to Condensed Consolidated Financial Statements for further discussion of non-product line cost of goods sold.

The increase in cost of goods sold for the nine months ended September 30, 2014 compared to the same period in 2013 was primarily due to a $2.42 million increase in finished jewelry product line cost of goods sold resulting from the 27% increase in finished jewelry sales and the sale of slow moving jewelry at lower product margins to one customer during the second quarter; offset in part by a net decrease in non-product line cost of goods sold of $227,000 and a $12,000 decrease in loose jewels product line cost of goods sold resulting from the 24% decrease in loose jewels sales. The net decrease in non-product line cost of goods sold comprises a $485,000 decrease in non-capitalized manufacturing and production control expenses primarily due to increased overhead rates implemented in phases over the last two quarters of 2013; offset in part by a $127,000 increase in inventory valuation allowances including inventory shrinkage, recuts, repairs, and scrap reserves; a $66,000 increase in other inventory adjustments; and a $65,000 increase in freight expenses. See Note 3, “Segment Information and Geographic Data,” in the Notes to Condensed Consolidated Financial Statements for further discussion of non-product line cost of goods sold.

Sales and Marketing

Sales and marketing expenses for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	Dollars	Percent	2014	2013	Dollars	Percent
Sales and marketing	$2,520,426	$2,449,679	$70,747	3%	$6,886,651	$7,228,883	$(342,232)	-5%

Sales and marketing expenses were $2.52 million for the three months ended September 30, 2014 compared to $2.45 million for the three months ended September 30, 2013, an increase of $71,000, or 3%. Sales and marketing expenses were $6.89 million for the nine months ended September 30, 2014 compared to $7.23 million for the nine months ended September 30, 2013, a decrease of $342,000, or 5%.

The increase in sales and marketing expenses for the three months ended September 30, 2014 compared to the same period in 2013 was primarily due to an increase of $353,000 in net compensation expenses; a $92,000 increase in office-related expenses; and $38,000 increase in meeting expenses, primarily associated with the direct-to-consumer home party line of business.  These increases were partially offset by a $312,000 net decrease in advertising expenses; a $70,000 net decrease in professional services related to the reduction of temporary personnel, consulting services, and the maintenance of software platforms for our direct-to-consumer e-commerce and home party lines of business; a $20,000 decrease in recruiting fees; an $8,000 decrease in travel due to fewer international sales trips; and a $2,000 decrease in depreciation expense related to the Moissanite.com and Lulu Avenue® e-commerce websites’ direct sales platforms.

Compensation costs for the three months ended September 30, 2014 compared to the same period in 2013 increased primarily as a result of an increase in commissions of $173,000 for sales to specific customers under which commission plans of sales representatives are based and the direct-to-consumer home party line of business; a $127,000 increase in salaries and related employee benefits; an increase in stock-based compensation expense of $41,000; and an increase in bonus expense of $15,000.  These increases were partially offset by a decrease in employee relocation expenses of $3,000.

The decrease in advertising expenses for the three months ended September 30, 2014 compared to the same period in 2013 comprises a $343,000 decrease in cooperative advertising; offset in part by an increase in Internet marketing of $17,000 primarily due to greater efficiencies gained in paid search advertising in support of our Moissanite.com e-commerce website; a $9,000 increase in agency and other media spending; and an increase of $5,000 in print media expenses to develop and promote brand awareness campaigns.  The decrease in cooperative advertising expenses resulted primarily from the decrease in sales of loose jewels to our international customers, compared to the same period in the prior year and management’s decision to offer sales discounts to most of our international customers in lieu of cooperative advertising assistance.

The decrease in sales and marketing expenses for the nine months ended September 30, 2014 compared to the same period in 2013 was primarily due to a $740,000 net decrease in advertising expenses;  a $237,000 net decrease in professional services related to the reduction of temporary personnel, consulting services, and the maintenance of software platforms for our direct-to-consumer e-commerce and home party lines of business; a $97,000 decrease in recruiting fees; and a $15,000 decrease in travel due to fewer international sales trips.  These decreases were partially offset by increases of $600,000 in net compensation expenses; a $71,000 increase in office-related expenses; a $67,000 increase in meeting expenses, primarily associated with the direct-to-consumer home party line of business; and an $8,000 increase in depreciation expense related to the Moissanite.com and Lulu Avenue® e-commerce websites’ direct sales platforms.

The decrease in advertising expenses for the nine months ended September 30, 2014 compared to the same period in 2013 comprises a $648,000 decrease in cooperative advertising; a $90,000 decrease in agency and other media spending; and a decrease in Internet marketing of $27,000 primarily due to greater efficiencies gained in paid search advertising in support of our Moissanite.com e-commerce website.  These decreases in advertising expenses were partially offset by an increase of $25,000 in print media expenses to develop and promote brand awareness campaigns.  The decrease in cooperative advertising expenses resulted primarily from the decrease in sales of loose jewels to our international customers, compared to the same period in the prior year and management’s decision to offer sales discounts in lieu of cooperative advertising assistance.

Compensation expenses for the nine months ended September 30, 2014 compared to the same period in 2013 increased primarily from an increase in commissions of $353,000 for sales to specific customers under which commission plans of sales representatives are based and the direct-to-consumer home party line of business; a $297,000 increase in salaries and related employee benefits; a $41,000 increase in stock-based compensation costs; and a $35,000 increase in severance.  These increases were partially offset by a decrease in bonus expense of $122,000 and a decrease of $4,000 in employee relocation expenses.

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

General and Administrative

General and administrative expenses for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	Dollars	Percent	2014	2013	Dollars	Percent
General and administrative	$1,790,588	$1,723,676	$66,912	4%	$5,543,269	$3,917,461	$1,625,808	42%

General and administrative expenses were $1.79 million for the three months ended September 30, 2014 compared to $1.72 million for the three months ended September 30, 2013, an increase of $67,000, or 4%. General and administrative expenses were $5.54 million for the nine months ended September 30, 2014 compared to $3.92 million for the nine months ended September 30, 2013, an increase of $1.63 million, or 42%.

The increase in general and administrative expenses for the three months ended September 30, 2014 compared to the same period in 2013 was primarily due to a $137,000 increase in bad debt expense associated with our allowance for doubtful accounts reserve policy, and for which we placed a one-half reserve against one customer account that has become past due; a $46,000 increase in office-related expenses; a $42,000 increase in depreciation and amortization expense; a $40,000 increase in travel-related expenses associated with investor, customer, and supplier meetings; a $30,000 increase in board compensation; a $13,000 increase in business and franchise taxes; and an increase of $8,000 for moving the corporate headquarters to its new leased space.  These increases were partially offset by a decrease of $245,000 in compensation expenses and $4,000 in professional services.

Compensation expenses decreased for the three months ended September 30, 2014 compared to the same period in 2013 primarily due to a decrease in severance expense of $230,000 associated with the departure of an executive officer in 2013 and a decrease in stock-based compensation expense of $29,000; offset in part by an increase in salaries and related employee benefits in the aggregate of $14,000.

Professional services decreased for the three months ended September 30, 2014 compared to the same period in 2013 primarily due to a decrease in legal fees of $17,000 and a $12,000 decrease in audit and tax services; offset in part by an increase of $14,000 in consulting and other professional services and an increase of $11,000 in investor and public relations expenses.

The increase in general and administrative expenses for the nine months ended September 30, 2014 compared to the same period in 2013 was primarily due to an $881,000 increase in bad debt expense associated with our allowance for doubtful accounts reserve policy, and for which we placed a full reserve against one customer account that is in dispute and a one-half reserve against a second customer account that has become past due; a $402,000 increase in professional services; an $131,000 increase in depreciation and amortization expense; an $81,000 increase in office-related expenses; an increase of $37,000 for moving the corporate headquarters to its new leased space; a $36,000 increase in business and franchise taxes; a $28,000 increase in board compensation; a $22,000 increase in compensation expense; and an $8,000 increase in travel-related expenses associated with investor, customer, and supplier meetings.

Professional services increased for the nine months ended September 30, 2014 compared to the same period in 2013 primarily due to an increase in legal fees of $238,000; an investor and public relations expenses increase of $108,000; an increase of $37,000 in consulting and other professional services; and a $19,000 increase in audit and tax services.

Compensation expenses increased for the nine months ended September 30, 2014 compared to the same period in 2013 primarily as a result of an increase in salaries and related employee benefits in the aggregate of $294,000; and an increase in stock-based compensation expense of $22,000; offset partially by a decrease in severance expense of $230,000 associated with the departure of an executive officer in 2013; a decrease in bonus expense of $63,000; and a $1,000 decrease in relocation expense.
Research and Development

Research and development expenses for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	Dollars	Percent	2014	2013	Dollars	Percent
Research and development	$3,863	$6,755	$(2,892)	-43%	$15,364	$21,779	$(6,415)	-29%

Research and development expenses were $4,000 for the three months ended September 30, 2014 compared to $7,000 for the three months ended September 30, 2013, a decrease of $3,000, or 43%. Research and development expenses were $15,000 for the nine months ended September 30, 2014 compared to $22,000 for the nine months ended September 30, 2013, a decrease of $7,000, or 29%.

The decrease in research and development expenses for the three months ended September 30, 2014 compared to the same period in 2013 was due to a $3,000 decrease in consulting professional services.

The decrease in research and development expenses for the nine months ended September 30, 2014 compared to the same period in 2013 was primarily due to a $4,000 decrease in compensation costs for time allocated by operations personnel to research and development activities and a $3,000 decrease in consulting professional services.

Loss on Abandonment of Assets

Loss on abandonment of assets for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	Dollars	Percent	2014	2013	Dollars	Percent
Loss on abandonment of assets	$-	$-	$-	-%	$2,201	$95,052	$(92,851)	-98%

Loss on abandonment of assets was $0 for the three months ended September 30, 2014 and 2013.  Loss on abandonment of assets was $2,000 for the nine months ended September 30, 2014 compared to $95,000 for the nine months ended September 30, 2013, a decrease of $93,000, or 98%.

During the second quarter of 2013, we transitioned our Lulu Avenue® direct sales front-end and back-office system to a new platform and abandoned the prior capitalized software modifications of approximately $95,000 associated with the previous platform, resulting in a loss on abandonment of assets for the nine months ended September 30, 2013.  For the nine months ended September 30, 2014, we abandoned a trademark with remaining carrying costs of $2,000 after we determined the trademark would no longer be utilized.

Interest Income

Interest income for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	Dollars	Percent	2014	2013	Dollars	Percent
Interest income	$2	$5,135	$(5,133)	-100%	$51	$19,609	$(19,558)	-100%

Interest income was $0 for the three months ended September 30, 2014 compared to $5,000 for the three months ended September 30, 2013, a decrease of $5,000, or 100%. Interest income was $0 for the nine months ended September 30, 2014 compared to $20,000 for the nine months ended September 30, 2013, a decrease of $20,000, or 100%.

The decrease in interest income resulted primarily from not investing excess cash in U.S. government agency securities and lower average cash balances in lower yielding money market accounts during the three and nine months ended September 30, 2014 as compared to the same periods in 2013.

Provision for Income Taxes

We recognized an income tax net expense of approximately $3,000 for the three months ended September 30, 2014 compared to an income tax net expense of approximately $89,000 for the three months ended September 30, 2013.  We recognized an income tax net expense of $4.05 million for the nine months ended September 30, 2014 compared to an income tax net benefit of $49,000 for the nine months ended September 30, 2013.

As of each reporting date, management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. Management determined that sufficient positive evidence existed as of December 31, 2013 to conclude that it is more likely than not that deferred tax assets of $4.04 million were realizable.  A valuation allowance remained at December 31, 2013 against certain deferred tax assets relating to state net operating loss carryforwards from our e-commerce and home party operating subsidiaries due to the timing uncertainty of when the subsidiaries will generate cumulative positive taxable income to utilize the associated deferred tax assets. A valuation allowance also remained at December 31, 2013 against certain deferred tax assets relating to investment loss carryforwards because management does not anticipate we will generate sufficient investment income to utilize the carryforwards.  Management also previously considered various strategic alternatives, resulting in management determining that a valuation allowance was not necessary at that time.  During the nine months ended September 30, 2014, management determined that such strategic alternatives were no longer in our best interest.  Accordingly, management concluded that the positive evidence was no longer sufficient to offset available negative evidence, primarily as a result of the pre-tax operating loss for the nine months ended September 30, 2014.   As a result, management concluded that it was uncertain that we would have sufficient future taxable income to utilize our deferred tax assets, and therefore, we established a valuation allowance against our deferred tax assets, resulting in a tax expense of $4.05 million for the nine months ended September 30, 2014.  During the three and nine months ended September 30, 2014, we also recognized approximately $3,000 and $9,000, respectively, of income tax expense for estimated tax, penalties, and interest associated with uncertain tax positions.

For the three months ended September 30, 2013, we recognized $89,000 of current period income tax expense, offsetting an income tax benefit recorded in the first half of 2013 of approximately $138,000. The resulting income tax net benefit of $49,000 for the nine months ended September 30, 2013 represents an effective tax rate of 1.6% on the year-to-date pre-tax book loss. The effective tax rate for the nine months ended September 30, 2013 differs from the federal statutory rate of 34.0% primarily due to the impact of state income taxes, stock-based compensation expense that is not deductible for tax purposes, and other book-to-tax reconciling items. This effective tax rate decreased from December 31, 2012 due to anticipation of lower taxable income in 2013, despite an additional $7,000 of income tax expense that was accrued and paid in the first quarter of 2013 related to the prior tax year, primarily for adjustment of the federal alternative minimum tax. Additionally, during the three months ended September 30, 2013 we paid $1,000 with a state tax filing for 2012 that was in excess of estimated payments.  We recorded approximately $129,000 of income tax expense during the three months ended September 30, 2013 to reflect lower anticipated taxable income for the full year than had been previously estimated, which reduced the tax benefit for the nine months ended September 30, 2013 to $18,000.  In addition, we recorded $44,000 and $48,000 of income tax benefit for discrete permanent tax deduction differences during the three and nine months ended September 30, 2013 and approximately $3,000 and $9,000 of income tax expense for estimated tax, penalties, and interest associated with uncertain tax positions during the three and nine months ended September 30, 2013, respectively.

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of September 30, 2014, our principal sources of liquidity were cash and cash equivalents totaling $2.66 million, trade accounts receivable of $5.51 million, and current inventory of $15.83 million, as compared to cash and cash equivalents totaling $2.57 million, trade accounts receivable of $10.24 million, and current inventory of $13.07 million as of December 31, 2013.  As described more fully below, we also have access to a $10 million credit facility.

During the nine months ended September 30, 2014, our working capital decreased by approximately $1.93 million to $21.61 million from $23.54 million at December 31, 2013. As described more fully below, the decrease in working capital at September 30, 2014 is primarily attributable to a decrease in trade accounts receivable and a decrease in our current deferred income taxes, offset in part by a greater allocation of inventory to short-term, a decrease in trade accounts payable, a net decrease in accrued expenses and other liabilities, and an increase in prepaid expenses and other assets.

During the nine months ended September 30, 2014, $1.15 million of cash was provided by operations. The primary drivers of positive cash flow were a decrease in trade accounts receivable of $4.69 million, a decrease in inventory of $983,000, and an increase in accrued liabilities of $643,000.  These factors were partially offset by our loss of $10.32 million that included $6.52 million of non-cash expenses, an increase in prepaid expenses of $299,000, and a decrease in accounts payable of $1.07 million.  Accounts receivable decreased primarily as a result of collection efforts during the first nine months of 2014 on higher sales made in the fourth quarter of 2013, offset in part by extended wholesale customer payment terms that we offer from time to time that may not immediately increase liquidity as a result of current-period sales. We believe our competitors and other vendors in the wholesale jewelry industry have also expanded their use of extended payment terms and, in aggregate, we believe that by expanding our use of extended payment terms, we have provided a competitive response in our market and that our net sales have been favorably impacted.  We are unable to estimate the impact of this program on our net sales, but if we ceased providing extended payment terms in select instances, we believe we would not be competitive for some wholesale customers in the marketplace and that our net sales and profits would likely decrease. Generally, we have not experienced any significant accounts receivable write-offs related to revenue arrangements with extended payment terms; however, we have increased our reserves for uncollectible accounts primarily due to one customer with extended terms.  We do not believe the terms are a factor with this customer’s non-payment.  Inventories decreased primarily as a result of sales, including the sale of slower moving standard grade loose jewels, offset in part by the purchase of new raw material SiC crystals during the quarter pursuant to our Amended and Restated Exclusive Supply Agreement with Cree, or the Cree Exclusive Supply Agreement; purchases of jewelry castings, findings, and other jewelry components; and production of moissanite gemstones.  Accrued rent increased primarily as a result of the lease incentives received from our landlord associated with the new corporate headquarters.  Prepaid expenses and other assets increased primarily as a result of security deposits related to our new corporate headquarters, deferred expenses associated with our line of credit, and for payments in advance of goods or services received.  Accounts payable increased primarily as a result of the timing of costs incurred but not yet paid as of September 30, 2014 associated with inventory-related purchases and professional services incurred but not yet due under our vendors’ payment terms.

We manufactured approximately $7.31 million in loose jewels and $5.07 million in finished jewelry, which includes the cost of the loose jewels and the purchase of precious metals and labor in connection with jewelry production, during the nine months ended September 30, 2014. We expect our purchases of precious metals and labor to increase as we increase our finished jewelry business. In addition, from the beginning of 2006 through the second quarter of 2014, the price of gold has increased significantly (approximately 128%), resulting in higher retail price points for gold jewelry. Because the market price of gold and other precious metals is beyond our control, the upward price trends could continue and have a negative impact on our operating cash flow as we manufacture finished jewelry.

Historically, our raw material inventories of SiC crystals had been purchased under exclusive supply agreements with a limited number of suppliers. Because the supply agreements restricted the sale of these crystals exclusively to us, the suppliers negotiated minimum purchase commitments with us that, when combined with our reduced sales during the periods when the purchase commitments were in effect, have resulted in levels of inventories that are higher than we might otherwise maintain. As of September 30, 2014, $25.31 million of our inventories were classified as long-term assets. Loose jewel sales and finished jewelry that we manufacture will utilize both the finished good loose jewels currently on-hand and, as we deplete certain shapes and sizes, our on-hand raw material SiC crystals of $4.46 million and new raw material that we are purchasing from Cree.

In connection with the Cree Exclusive Supply Agreement, which expires in July 2015, we have committed to purchase from Cree a minimum of 50%, by dollar volume, of our raw material SiC crystal requirements. If our orders require Cree to expand beyond specified production levels, we must commit to purchase certain minimum quantities.

In February 2013, we entered into an amendment to a prior letter agreement with Cree, which provides a framework for our purchases of SiC crystals under the Cree Exclusive Supply Agreement. Pursuant to this amendment, we agreed to purchase at least $4.00 million of SiC crystals in an initial new order. After the initial new order, we have agreed to issue non-cancellable, quarterly orders that must equal or exceed a set minimum order quantity. Our total purchase commitment under the amendment (as subsequently amended) until July 2015, including the initial new order, is dependent upon the grade of the material and ranges between approximately $7.64 million and approximately $18.56 million. During the nine months ended September 30, 2014, we purchased $4.62 million of raw material SiC crystals from Cree.

We expect to use existing cash and cash equivalents and other working capital, together with future cash expected to be provided by operating activities and, if necessary, our credit facility, to finance this purchase commitment.

We made no income tax payments during the nine months ended September 30, 2014. As of September 30, 2014, we had approximately $882,000 of remaining federal income tax credits, $533,000 of which expire between 2018 and 2021 and the balance without an expiration, which can be carried forward to offset future income taxes. As of September 30, 2014, we also had a federal tax net operating loss carryforward of approximately $5.56 million expiring between 2020 and 2033, which can be used to offset against future federal taxable income, a North Carolina tax net operating loss carryforward of approximately $11.12 million expiring between 2023 and 2028, and various other state tax net operating loss carryforwards expiring between 2016 and 2033, which can be used to offset against future state taxable income.

On August 9, 2013, the Board authorized the extension of our share repurchase program for an additional 12 months. The program, which was originally authorized on November 13, 2009, authorized us to repurchase up to 1,000,000 shares of our common stock until August 12, 2014 in open market or in privately negotiated transactions.  We have not repurchased any shares under this program during the nine months ended September 30, 2014.  We did not extend the plan past its expiration due to covenants within the credit facility described below.

On September 20, 2013, we obtained a $10,000,000 revolving line of credit, or the Line of Credit, from PNC Bank, National Association for general corporate and working capital purposes. The Line of Credit was evidenced by a Committed Line of Credit Note, dated September 20, 2013, or the Note, which was set to mature on June 15, 2015. The interest rate under the Note was the one-month LIBOR rate (adjusted daily) plus 1.50%, calculated on an actual/360 basis.

The Line of Credit was also governed by a loan agreement, dated September 20, 2013 and was guaranteed by Charles & Colvard Direct and Moissanite.com, as our wholly owned subsidiaries. The Line of Credit was secured by a lien on substantially all of our assets, including those of our subsidiaries.

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

The Credit Facility is secured by a lien on substantially all of our assets.

The Credit Facility is evidenced by a credit and security agreement, or the Credit Agreement, dated as of June 25, 2014, and customary ancillary documents. The Credit Agreement contains customary covenants, representations and cash dominion provisions, including a financial reporting covenant and limitations on dividends, distributions, debt, contingent obligations, liens, loans, investments, mergers, acquisitions, divestitures, subsidiaries, affiliate transactions, and changes in control.

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

As of September 30, 2014, we had not borrowed against the Credit Facility.

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

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. During the three months ended September 30, 2014, we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1
First Amendment to Credit and Security Agreement, dated as of September 16, 2014, by and among Charles & Colvard, Ltd., Charles & Colvard Direct, LLC, Moissanite.com, LLC, and Wells Fargo Bank, National Association

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

101
The following materials from Charles & Colvard, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARLES & COLVARD, LTD.

	By:	/s/ Randy N. McCullough
November 14, 2014		Randy N. McCullough
President and Chief Executive Officer

	By:	/s/ Kyle Macemore
November 14, 2014		Kyle Macemore
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1
First Amendment to Credit and Security Agreement, dated as of September 16, 2014, by and among Charles & Colvard, Ltd., Charles & Colvard Direct, LLC, Moissanite.com, LLC, and Wells Fargo Bank, National Association

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

101
The following materials from Charles & Colvard, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.