Form 10-K
period 2014-12-31
CHARLES & COLVARD LTD
filed 2015-03-13
CIK 1015155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

OR

☐    Transition report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to ______

Commission File Number: 000-23329

Charles & Colvard, Ltd.
(Exact name of registrant as specified in its charter)

.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2014, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant was $39,773,833 based on the closing sales price as reported on the NASDAQ Global Select Market.

As of March 9, 2015, there were 20,404,833 shares of the registrant’s common stock, no par value per share, outstanding.

DOCUMENT INCORPORATED BY REFERENCE

Certain portions of the Proxy Statement for the registrant’s 2015 Annual Meeting of Shareholders to be held on May 20, 2015 are incorporated by reference into Part III of this Annual Report on Form 10-K.

CHARLES & COLVARD, LTD.

FORM 10-K
For the Fiscal Year Ended December 31, 2014

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

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future. You should be aware that although the forward-looking statements included herein represent management’s current judgment and expectations, our actual results may differ materially from those projected, stated, or implied in these forward-looking statements as a result of many factors including, but not limited to, our dependence on consumer acceptance and growth of sales of our products resulting from our strategic initiatives; dependence on a limited number of customers; the impact of the execution of our business plans on our liquidity; our ability to fulfill orders on a timely basis; the financial condition of our major customers and their willingness and ability to market our products; dependence on Cree, Inc. as the sole supplier of the raw material; our current wholesale customers’ potential perception of us as a competitor in the finished jewelry business; intense competition in the worldwide jewelry industry; general economic and market conditions, including the current economic environment; risks of conducting business in foreign countries; the pricing of precious metals, which is beyond our control; the potential impact of seasonality on our business; our ability to protect our intellectual property; the risk of a failure of our information technology infrastructure to protect confidential information and prevent security breaches; possible adverse effects of governmental regulation and oversight; and the failure to evaluate and integrate strategic opportunities, in addition to the other risks and uncertainties described in more detail in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Forward-looking statements speak only as of the date they are made. We undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur except as required by the federal securities laws, and you are urged to review and consider disclosures that we make in the reports that we file with the Securities and Exchange Commission, or SEC, that discuss other factors relevant to our business.

PART I

Item 1.	Business

General

Charles & Colvard, Ltd., a North Carolina corporation founded in 1995 (which may be referred to as Charles & Colvard, we, us, or our), manufactures, markets, and distributes Charles & Colvard Created Moissanite® jewels (which we refer to as moissanite or moissanite jewels), finished jewelry featuring moissanite, and fashion finished jewelry for sale in the worldwide jewelry market. Moissanite, also known by its chemical name of silicon carbide, or SiC, is a rare mineral first discovered in a meteor crater. Because naturally occurring SiC crystals are too small for commercial use, larger crystals must be grown in a laboratory. Leveraging our advantage of being the original and leading worldwide source of created moissanite jewels, our strategy is to establish Charles & Colvard with reputable, high-quality, and sophisticated brands and to position moissanite as an affordable, luxurious alternative to other gemstones, such as diamond. We believe this is possible due to moissanite’s exceptional brilliance, fire, durability, and rarity like no other jewel available on the market. We sell loose moissanite jewels and finished jewelry at wholesale to distributors, manufacturers, and retailers and at retail to end consumers through our wholly owned operating subsidiaries Moissanite.com, LLC and Charles & Colvard Direct, LLC.

During 2014, we began managing our business primarily through our three distribution channels that we use to sell our product lines, loose jewels and finished jewelry. Accordingly, we determined our three operating and reportable segments to be wholesale distribution transacted through our parent entity, and our two direct-to-consumer distribution channels transacted through our wholly owned operating subsidiaries, Moissanite.com, LLC and Charles & Colvard Direct, LLC.  Previously, the two direct-to-consumer operating segments had been aggregated into a single reportable segment for reporting purposes, but they are now each being presented as a separate reportable segment.  Certain amounts from 2013 have been reclassified to conform to the current year presentation as a result of this change in reportable segments.  See Note 3 to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for a discussion of financial information by reportable segment and by geographic area.

United States, or U.S., sales represented 86% and 73% of total consolidated net sales for the years ended December 31, 2014 and 2013, respectively. Our largest customer during the year ended December 31, 2014 accounted for 28% of our total consolidated sales compared to 19% during the year ended December 31, 2013. A second customer accounted for 10% of our total consolidated sales during the year ended December 31, 2014 but did not account for more than 10% of our total consolidated sales during the year ended December 31, 2013. No additional customers accounted for more than 10% of total consolidated sales in 2014 or 2013.

Our future growth strategy is closely linked to our statement of purpose: “We will grow by providing consumers an affordable luxury experience.” We plan to accomplish this by growing our core loose jewel and finished jewelry wholesale distribution segment with key distributors, jewelry manufacturers, and retailers while working to develop and expand our two direct-to-consumer distribution segments, which are our e-commerce and home-party direct selling businesses through our wholly owned subsidiaries Moissanite.com, LLC and Charles & Colvard Direct, LLC, respectively. We plan to support these initiatives by increasing consumer awareness, clearly communicating to the consumer the value proposition of our products, and developing and distributing leading global brands for our moissanite jewel and finished jewelry featuring moissanite with an unrelenting focus on design.

•	Wholesale - We will continue to focus on our core business of manufacturing and distributing the loose moissanite jewel and finished jewelry featuring moissanite through wholesale sales channels, because this is currently the primary way we reach consumers and we believe there is substantial opportunity to capture a larger share of the jewelry market. Our wholesale loose jewel business has historically been the largest percentage of our total sales, and this trend has continued despite significant growth in our wholesale finished jewelry business that we launched in 2010. For the years ended December 31, 2014 and 2013, our wholesale distribution segment represented 81% and 90% of our total consolidated net sales, respectively, of which wholesale loose jewel sales comprised 59% and 71%, respectively, of total net wholesale distribution segment sales and wholesale finished jewelry sales comprised 41% and 29%, respectively, of total net wholesale distribution segment sales. Our wholesale finished jewelry business continues to expand through select retailers and television shopping networks, and we believe there is significant opportunity to further expand these sales channels.

•	Direct-to-consumer e-commerce - Our direct-to-consumer e-commerce website, Moissanite.com, features an intuitive site design with robust functionality to enhance the customer experience and convert traffic into sales. We continue to expand the website’s jewelry collections and its loose moissanite jewel assortment by featuring a variety of colors and shapes, and we are investing resources in targeted advertising and marketing campaigns. In 2014, we continued fine-tuning such marketing efforts to maximize return on investment, increasing product assortment, and building new site functionality designed to increase sales conversion rates. We believe our direct-to-consumer e-commerce sales channel will not only add to our top-line revenues in a significant manner, but will also play a key role in our campaign to increase overall consumer awareness of moissanite. We also envision e-commerce as a part of a broader effort to establish online connections with consumers that build our brands and our business with retail partners. For the years ended December 31, 2014 and 2013, our direct-to-consumer e-commerce segment represented 13% and 9% of our total consolidated net sales, respectively, of which loose jewel sales comprised 18% and 14%, respectively, of total net direct-to-consumer e-commerce segment sales and finished jewelry sales comprised 82% and 86%, respectively, of total net direct-to-consumer e-commerce segment sales.

•	Direct-to-consumer home parties - According to the Direct Selling Association, the U.S. direct sales business is an estimated $32 billion market, dominated primarily by women at 74% of the nearly 17 million direct-sales representatives nationwide. Direct sales offers a flexible earning opportunity as well as a social outlet. Since sales of moissanite are highest when the consumer is educated about its attributes and has the opportunity to see and touch it, we believe social selling and home parties are an excellent venue for selling our product and expanding consumer awareness. In April 2012, we test launched Lulu Avenue®, a home party brand featuring over 200 jewelry styles blending fashion and moissanite jewelry. In October 2012, our direct-to-consumer home party business, Lulu Avenue®, began to integrate the custom designs of a well-known jewelry designer into the current jewelry line. The first phase of the integration was completed in March 2013. In April 2013, we hired a President of Lulu Avenue® whose focus is on the scale-up of the sales force, and in 2014, we continued to invest in finance, sales and customer service personnel to support our back office technology and supply chain efforts of Lulu Avenue®. Our direct-to-consumer home party sales segment has provided sales growth for the years ended December 31, 2014 and 2013 representing 6% and 1% of our total consolidated net sales, respectively, with nearly all of those sales being fashion finished jewelry and finished jewelry featuring moissanite. We believe this segment will play a role in our campaign to increase overall consumer awareness of moissanite.

Moissanite

Moissanite is a rare, naturally occurring mineral that is generally very small in size, dark green or black in color, and not a commercially viable source of gemstone material. Therefore, we expect only lab-grown SiC crystals to provide a sustainable source of moissanite for jewels.

In addition to carat size, important characteristics of a gemstone are beauty, durability, and rarity. The beauty of a gemstone is characterized by its color, brilliance, and fire. The brilliance of a gemstone is measured by its refractive index, or the extent to which, when coupled with the facet design, the gemstone reflects light. The fire of a gemstone, or the breaking of light rays into spectral colors, is measured by its dispersion. Durability is determined by a gemstone’s hardness, or resistance to scratching; and toughness, or resistance to chipping or cleaving. Rarity is the availability or perceived availability of a gemstone.

Moissanite jewels have a unique combination of brilliance, fire, durability, and rarity. Moissanite’s beauty is objectively derived from its refractive index, which is higher than other gemstones, including diamond, and its hardness is greater than all known gemstone materials except diamond. As a result, moissanite jewels, like diamond, can be cut with sharp, well-defined, and highly polished facets that accentuate their brilliance and fire. The cutting specifications (facet arrangement and proportions) for moissanite jewels are designed to maximize the brilliance and fire of the material. Additionally, we evaluate the finished jewels to exacting standards with automated video-imaging equipment and specially trained quality control personnel. Due to the rare natural occurrence of moissanite and both the proprietary and technical limitations in producing mass quantities of gem-grade moissanite, we believe that moissanite is among the rarest of jewels.

To date, we have focused our development, manufacturing, and distribution efforts on near-colorless moissanite jewels, although we have produced and sold limited quantities of green, blue, yellow, and pink moissanite jewels.

The following table compares the physical properties of moissanite jewels with other fine gemstone materials:

Description	Refractive Index	Dispersion	Hardness (Mohs Scale)(2)	Toughness
Charles & Colvard Created Moissanite®	2.65-2.69	0.104	9 ¼	Excellent
Diamond	2.42	0.044	10	Excellent*
Ruby	1.77	0.018	9	Excellent**
Sapphire	1.77	0.018	9	Excellent**
Emerald	1.58	0.014	7 ½	Good to Poor
*In cleavage direction, toughness is “good”
**Except twinned stones

1.	Sources: Gemological Institute of America, Gem Reference Guide for GIA Colored Stones, Gem Identification and Colored Stone Grading Courses 32-35, 65-82, 87-90 (1995); Cornelius S. Hurlburt, Jr. & Robert C. Kammerling, Gemology 320-324 (2d Ed. 1991); Kirk-Othmer, Encyclopedia of Chemical Technology 524-541 (5th Ed. 2004); Institution Of Electrical Engineers, Properties of Silicon Carbide (Gary L. Harris, Ed., 1995); Robert Webster, Gems: Their Sources, Descriptions and Identification 889-940 (5th Ed. 1994); W. von Muench, “Silicon Carbide” in Landolt-Börnstein Numerical Data and Functional Relationships in Science and Technology, New Series, Group III, Vol. 17C, pp. 403-416 and 585-592 (M. Schultz and H. Weiss, Eds., 1984); Kurt Nassau, Shane F. McClure, Shane Elen & James E. Shigley, “Synthetic Moissanite: A New Diamond Substitute”, Gems & Gemology, Winter 1997, 260-275; Kurt Nassau. “Moissanite: A New Synthetic Gemstone Material”, Journal of Gemmology, 425-438 (1999).

2.	The Mohs Scale is a relative scale only, and quantitative comparisons of different gemstone materials cannot be made directly using the Mohs Scale. Moissanite jewels, while harder than all other known gemstones, are approximately one-half as hard as diamond.

Products and Product Development

Moissanite jewels

We primarily sell near-colorless moissanite jewels, including our Classic MoissaniteTM jewels and our whiter Forever Brilliant® jewels, cut in a variety of shapes including round, square brilliant, princess, cushion, radiant, pear, marquise, heart, and oval, among others, in sizes ranging from approximately 1.3 to 12 millimeters (approximately 0.008 to 5.3 carats). In the future, we may elect to offer, from time to time, additional cuts and sizes of moissanite jewels.

To evaluate the market potential of colored moissanite, we had produced and distributed with moderate success in prior years a limited quantity of green moissanite jewels. Beginning in 2013, we increased our marketing efforts of various colored jewels, including those set in finished jewelry mountings, and identified several markets into which we expanded our sales of green and various colored jewels in 2013 and 2014.

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

Exclusive Supply Agreement with Cree

In June 1997, we entered into an Amended and Restated Exclusive Supply Agreement with Cree, or the Cree Exclusive Supply Agreement.  The Cree Exclusive Supply Agreement had an initial term of ten years that was extended in January 2005 to July 2015. In connection with the Cree Exclusive Supply Agreement, we had committed to purchase from Cree a minimum of 50%, by dollar volume, of our raw material SiC crystal requirements.  Effective February 8, 2013, we entered into an amendment to a prior letter agreement with Cree, which provided a framework for our purchases of SiC crystals under the Cree Exclusive Supply Agreement. Pursuant to this amendment, we agreed to purchase at least $4.00 million of SiC crystals in an initial new order. After the initial new order, we agreed to issue non-cancellable, quarterly orders that must equal or exceed a set minimum order quantity. Our total purchase commitment under the amendment (as subsequently amended) until July 2015, including the initial new order, was dependent upon the grade of the material and ranged between approximately $7.64 million and approximately $18.56 million.

On December 12, 2014, we entered into a new exclusive supply agreement with Cree, or the New Supply Agreement, which superseded and replaced (with respect to materials ordered subsequent to the effective date of the New Supply Agreement) the Cree Exclusive Supply Agreement, which was set to expire in 2015.  Under the New Supply Agreement, subject to certain terms and conditions, we agreed to exclusively purchase from Cree, and Cree agreed to exclusively supply, 100% of our required SiC materials in quarterly installments that must equal or exceed a set minimum order quantity. The initial term of the New Supply Agreement will expire on June 24, 2018, unless extended by the parties. We also have one option to unilaterally extend the term of the agreement for an additional two-year period, subject to certain conditions.  Our total purchase commitment under the New Supply Agreement until June 2018 is dependent upon the size of the SiC material and ranges between approximately $29.6 million and approximately $31.5 million.

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

Polishing jewels - Each preform is hand faceted and polished by our independent third party gem-cutters based on master designs with multiple quality control measures built into the process. Gem-cutter training is a regimented program involving several months of progressive hands-on bench training.

Inspecting, sorting, and grading - Similar to other gemstones, each faceted moissanite jewel is individually graded against established master standards using our specially trained personnel. Additionally, as part of our overall quality assurance program, a representative sample from each batch of jewels is submitted to an image analyzer to ensure critical angles and other attributes designed to maximize moissanite’s optical properties are consistently maintained. This phase of manufacturing is relatively labor-intensive and requires skills not readily available in the general work force. In the future, we may elect to outsource certain portions of this stage of the manufacturing process to independent third parties that we will require to adhere to our rigorous quality control and monitoring standards.

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

Marketing and Distribution

Marketing

Social Media and Millennials

•
Social Media - To reinforce and support our sales channels and position Charles & Colvard as the premier source of moissanite, our marketing team is working on several social media initiatives that target current and future moissanite consumers and support Charles & Colvard along with our Classic Moissanite™ and Forever Brilliant® brands. Our campaigns are focused on driving a consistent message: emphasizing that we are based in the USA, the ethical-origins of our gems, the everlasting beauty of our gems, and overall value. We are using various forms of digital and social media outreach to accomplish greater awareness of the value proposition we offer.

•
Millennials - In order to plant the foundation to reach the millennial generation we have trademarked “Moissy™” - the nickname bestowed by our younger generation of consumers, primarily on wedding blogs. We will be using this as the basis of our social platform with a consumer content site called Moissy.com that we expect to launch in the summer of 2015. We believe Moissy.com will create a community and aggregate everything social from Instagram, twitter, and Facebook with content generated from consumers as well as designers who are passionate about this gemstone.

Wholesale Distribution Segment

•	Cooperative advertising - Some of our loose moissanite jewel wholesale customers participate in our cooperative advertising program, which reimburses, via a credit towards future purchases, a portion of their marketing costs based on the amount of their purchases from us, subject to the customer adhering to our branding guidelines and other conditions.

•	Marketing to the trade - In 2014, we continued to target the trade with print advertisements featuring our Forever Brilliant® moissanite jewel and finished jewelry featuring the Forever Brilliant® jewel in leading trade publications, tagging key distributors to support sales growth. In addition, we maintain relationships with major jewelry industry organizations and jewelry trade publications as an opportunity to communicate with our peers on a consistent basis through media coverage, trade shows, action committees, and charitable events, among others.

•	Trade shows - Our attendance at leading jewelry trade shows as a sponsor, an exhibitor, or a participant assisting our loose moissanite jewel and finished jewelry wholesale customers has helped us extend our outreach to customers. In 2014, we attended major domestic and international jewelry industry trade shows, including JCK in Las Vegas and the Hong Kong Gem and Jewellery Fair. Given our focus on domestic growth we are planning attendance at major domestic shows in 2015.

Direct-to-Consumer E-commerce Segment

•	Consumer advertising - We are supporting our initiative to increase consumer awareness of moissanite and our finished jewelry primarily with various forms of electronic communication, including through targeted email.

•	Consumer education - Because education of the consumer is so important to sell-through of moissanite products, we redesigned and deployed our corporate website www.charlesandcolvard.com during 2014 to include extensive educational information about moissanite, in addition to general background information about our company. Our direct-to-consumer e-commerce site, Moissanite.com, features much of the same educational content that allows a consumer to learn more about moissanite prior to purchase. We expect to launch additional improvements and enhancements to Moissanite.com in 2015.

Direct-to-Consumer Home Parties Segment

•	Consumer advertising - We are supporting our initiative to increase consumer awareness of moissanite and our finished jewelry primarily with paid search advertising and various forms of electronic communication, including social media campaigns.

•	Consumer education - Because education of the consumer is so important to sell-through of moissanite products, we train and certify our independent sales representatives, which we refer to as Style Advisors, through classes offered by our Lulu Avenue® direct-to-consumer home party business on the attributes of moissanite.

Distribution

Wholesale Distribution Segment

We generally have contracts and agreements with our domestic and international distributor, manufacturer, and retailer wholesale customers with some variations in terms and duration.

•	Domestic - Finished jewelry featuring moissanite is sold through our wholesale distribution segment to consumers through a broad range of channels, including single- and multiple-location independent jewelry stores, jewelry store chains, online retailers, television shopping networks, department stores, and catalogs. Historically, we have primarily sold our loose moissanite jewels to wholesale distributors and finished jewelry manufacturers, which in turn set them in mountings and sold them to retailers, sold them through their own e-commerce sites, or resold the loose jewels at a markup. While we plan to continue this aspect of our business, in 2010 we began mounting our loose jewels into our own jewelry, which we currently sell at wholesale to home shopping networks, various e-commerce websites, and select retailers. In addition, we have allowed loose moissanite jewel and finished jewelry inventory to be placed in stores on a consignment basis. We continue to evaluate our channel strategy for domestic wholesale distribution, which may result in a change to our historical distribution methods and partners.

•	International - Our international wholesale distribution is currently comprised primarily of loose moissanite jewels that are sold to international distributors for resale to jewelry manufacturers and retailers in their local markets. We currently have over 20 international wholesale distributors for loose moissanite jewels covering portions of Western Europe, Australia, India, Southeast Asia, and the Middle East. We have continued to invest in certain international markets that we believe have the most potential with respect to acceptance and sales of the moissanite jewel, including Australia, China, India, Italy, and the United Kingdom. Export sales aggregated approximately $3.54 million, or 14% of total consolidated net sales, and $7.80 million, or 27% of total consolidated net sales, in 2014 and 2013, respectively. It should be noted that a portion of our international sales consists of jewels sold internationally that may be re-imported to U.S. retailers. While we continue to believe that international markets are an important part of our business, we plan to prioritize increasing our domestic customer base over developing international markets in 2015.

Direct-to-Consumer E-commerce Distribution Segment

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

Currently, all of our direct-to-consumer e-commerce segment distribution is domestic. Sales made to international shipping addresses through our Moissanite.com e-commerce website are shipped to a domestic third-party intermediary that assumes all risks and liabilities for the international transaction.

Direct-to-Consumer Home Parties Distribution Segment

Our finished fashion and moissanite jewelry offered by Lulu Avenue® is sold to consumers online at www.luluavenue.com; and in convenient, comfortable venues by our Style Advisors, using sample pieces contained in a sales kit purchased by the Style Advisor as part of the enrollment process. The Style Advisors supplement the sample pieces with additional styles displayed in seasonal catalogs and online at www.luluavenue.com. Orders are entered by the Style Advisor into a back office system, and the products are fulfilled by a third-party logistics company that ships the products to the Style Advisor or end consumer.

Currently, all of our direct-to-consumer home party segment distribution is domestic.

Seasonality

Sales in the retail jewelry industry are typically seasonal due to increased consumer purchases during the Christmas and holiday season. Because historically we have primarily sold our loose moissanite jewels and finished jewelry featuring moissanite at wholesale to distributors, manufacturers, and retailers, our sales to support the holiday season largely have taken place during the third and beginning of the fourth calendar quarters, depending on the sales channel and the level of advance planning and production our customers undertook; however, the effect of seasonality on our business is also impacted by the timing of orders we receive to support new or expanded distribution and the level of current inventory position held by our customers. In the years ended December 31, 2014 and 2013, we experienced a higher degree of seasonality in the fourth quarter than we have previously experienced in prior years primarily as a result of Christmas and holiday season wholesale finished jewelry sales to television shopping networks. In the fourth quarter of 2013 and 2014, we experienced a higher level of sales to end consumers through our direct-to-consumer e-commerce website, Moissanite.com. In future periods as sales of our finished jewelry increase to retailers and directly to consumers, both in dollars and as a percent of total sales, we anticipate a seasonality trend more typical with the retail jewelry industry, and these factors may significantly affect our results of operations in a given quarter.

Working Capital Practices

Our primary source of working capital is cash on hand and cash generated by operations. Because we have a quarterly minimum purchase commitment under the New Supply Agreement, we may be required to purchase SiC materials in excess of our immediate needs from time to time, which may result in inventories that are higher than we might otherwise maintain. Our current inventory levels are sufficient to enable us to respond promptly to most customer orders.

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

Competition

Our competitive success is reliant upon, in part, the following:

•	our continued success in developing and promoting brands for our moissanite jewel and finished jewelry featuring moissanite, resulting in increased interest and demand for moissanite jewelry at the consumer level;
•	the continued willingness and ability of our jewelry distributors and other jewelry suppliers, manufacturers, and designers to market and promote Charles & Colvard Created Moissanite®, including both our Classic MoissaniteTM jewels and Forever Brilliant® jewels, to the retail jewelry trade;
•	the continued willingness of distributors, retailers, and others in the channel of distribution to purchase loose Charles & Colvard Created Moissanite®, including both our Classic MoissaniteTM jewels and Forever Brilliant® jewels, and the continued willingness of manufacturers, designers, and retail jewelers to undertake setting of the loose jewels;
•	our continued ability and the ability of manufacturers, designers, and retail jewelers to select jewelry settings that encourage consumer acceptance of and demand for our moissanite jewels and finished jewelry;
•	our continued ability and the ability of jewelry manufacturers and retail jewelers to set loose moissanite jewels in finished jewelry with high-quality workmanship;
•	our continued ability and the ability of retail jewelers to effectively market and sell finished jewelry featuring moissanite, including finished jewelry featuring both our Classic MoissaniteTM jewels and Forever Brilliant® jewels, to consumers; and
•	our ability to operationally execute our direct-to-consumer e-commerce and home party businesses.

Moissanite jewels

Gemstone materials can be grouped into three types:

•	natural gemstone, which is found in nature;
•	synthetic gemstone, which has the same chemical composition and essentially the same physical and optical characteristics of natural gemstone but is created in a lab; and
•	simulated or substitute material, which is similar in appearance to natural gemstone but does not have the same chemical composition, physical properties, or optical characteristics.

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

In addition, we believe that the Charles & Colvard Created Moissanite® brand, in addition to other brands for both the moissanite jewel, including Forever Brilliant® for our whiter jewels, and fashion and moissanite finished jewelry that we are developing pursuant to our marketing programs, may create a long-term competitive advantage for our products as we build brand recognition. We endeavor to partner with recognized designers and jewelry companies, in addition to our own proprietary brands of finished jewelry. While our finished jewelry business is still developing, our goal is to build multiple strong brands sought after by the end consumer as our intellectual property rights expire in the future. We propose to focus our marketing efforts on emphasizing our attractive designs, coupled with moissanite’s exceptional brilliance, fire, durability, and rarity to establish moissanite as a primary consumer choice in fine jewelry.

Our design, manufacture, and marketing of finished jewelry featuring moissanite under exclusive brands for sale at wholesale to distributors and retailers and at retail to end consumers through our Moissanite.com e-commerce and Lulu Avenue® home party sales channels may result in some of our current wholesale customers perceiving us as a competitor, despite our efforts to use primarily non-conflicting sales channels. As we continue to develop our finished jewelry business, we intend to increase distribution through new and existing channels similarly to how many other companies have executed cross-channel marketing and distribution strategies. Due to the size of the finished jewelry market, we believe that such sales channels can co-exist, with the overall end result being increased consumer and brand awareness of moissanite products and a corresponding increased demand for not only our products, but those of our distributor and manufacturer customers as well.

Competition in the direct selling industry is intense. Such well-known jewelry direct selling companies as Stella & Dot, Silpada, Park Lane, and Cookie Lee, among others, have a large number of independent sales representatives selling their products, strong brand recognition, and a loyal consumer following. These companies also have greater financial resources than we do to develop and market their products and recruit independent sales representatives into their businesses. Start-up companies in the direct selling industry often follow an “incubation” period of several years in which product offerings and marketing messaging are developed and refined, systems are implemented, and independent sales representatives are enrolled into the business. We believe we made strides in 2014 towards refining our product offerings and marketing messages and growing our independent sales force.  Our independent sales force growth accelerated at the end of 2014 due in part to a competitor closing its business and some of its independent sales representatives choosing to join Lulu Avenue®.  We expect our Lulu Avenue® home party business to compete with other well-established jewelry direct selling companies based on our exclusive fashion and moissanite jewelry designs. We also believe that Lulu Avenue® will afford a higher earning opportunity and appeal to independent sales representatives due to the perceived value and higher price points of moissanite jewelry, available through no other jewelry direct selling company.

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

Research and Development

We invested approximately $18,000 and $25,000 in research and development during the years ended December 31, 2014 and 2013, respectively, primarily for the study of product enhancement and manufacturing process efficiencies.

Employees

As of March 9, 2015, we had a total of 71 employees, 70 of which were full-time and 1 was part-time. None of our employees are represented by a labor union. We believe that our employee relations are good.

Directors and Executive Officers of Charles & Colvard, Ltd.

The members of our current Board of Directors are the following:

Neal Goldman Executive Chairman of the Board; President of Goldman Capital Management, Inc., an investment advisory firm

David B. Barr
Chairman of PMTD Restaurants LLC, a franchisee of KFC and Taco Bell;  Member of Boards of Directors of Del Frisco’s Restaurant Group, LLC; Mrs. Fields Original Cookies, Inc.; RM HoldCo, LLC; Bistro Restaurant Group;  Your Pie Franchising LLC; and BrightStar Group Holdings, Inc.

H. Marvin Beasley Retired former Chief Executive Officer of Helzberg Diamonds, a retail jewelry store chain

Anne M. Butler
Chief Executive Officer of Butler Advisors, a consulting firm specializing in strategic and operational advising to private equity, venture capital, and institutional investors on direct selling acquisitions and management

George R. Cattermole
Retired former Chairman of the Board, President and Chief Executive Officer of Outlast Technologies Inc, a technology company that provides “phase change materials” to the fiber, textile, bedding, and apparel markets worldwide

Randall N. McCullough President and Chief Executive Officer of Charles & Colvard, Ltd.

Ollin B. Sykes President of Sykes & Company, P.A., a regional accounting firm specializing in accounting, tax, and financial advisory services

Our current executive officers are the following:

Randall N. McCullough President and Chief Executive Officer

Kyle Macemore Senior Vice President, Chief Financial Officer and Treasurer

Steven M. Larkin Chief Operating Officer

Available Information

Our corporate information is accessible through our Internet website at www.charlesandcolvard.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available, free of charge, access on our website to all reports we file with, or furnish to, the SEC, including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. A copy of this Annual Report on Form 10-K and our other reports is available without charge upon written request to Investor Relations, Charles & Colvard, Ltd., 170 Southport Drive, Morrisville, North Carolina 27560.

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

Our future financial performance depends upon increased consumer acceptance, growth of sales of our products, and operational execution of our strategic initiatives. We believe that most consumers are not generally aware of the existence and attributes of moissanite jewels and that the consumer market for moissanite jewels and finished jewelry featuring moissanite remains in the early stages of development. Total moissanite jewelry retail sales have historically been less than 1% of the total jewelry market. The degree of future market acceptance and demand is subject to a significant amount of uncertainty. Our future financial performance will depend, in part, upon greater consumer acceptance of moissanite jewels, including both our Classic MoissaniteTM jewels and our whiter Forever Brilliant® jewels, as an affordable, luxurious alternative to other gemstones, such as diamond; and our ability to develop brands and execute strategic initiatives, in particular, our direct-to-consumer e-commerce and home party businesses, to grow our sales and operating income. As we execute our strategy to build and reinvest in our businesses, significant expenses and investment of cash will be required ahead of the revenue streams we expect in the future, and this may adversely affect our operating income. If we are unable to execute and achieve desired revenue levels, we may adjust our strategic initiatives in response to the results of our investments.

In addition, consumer acceptance may be affected by retail jewelers’ and jewelry manufacturers’ acceptance of moissanite jewels and finished jewelry featuring moissanite. The quality, design, and workmanship of the jewelry settings, whether manufactured by us or other manufacturers, could affect both consumers’ perception and acceptance of our jewels and costs incurred by returns and markdowns.

Thus, our future financial performance may be affected by:

•	our continued success in developing and promoting brands for our moissanite jewel and finished jewelry featuring moissanite, resulting in increased interest and demand for moissanite jewelry at the consumer level;
•	the continued willingness and ability of our jewelry distributors and other jewelry suppliers, manufacturers, and designers to market and promote Charles & Colvard Created Moissanite®, including both our Classic MoissaniteTM jewels and Forever Brilliant® jewels, to the retail jewelry trade;
•	the continued willingness of distributors, retailers, and others in the channel of distribution to purchase loose Charles & Colvard Created Moissanite®, including both our Classic MoissaniteTM jewels and Forever Brilliant® jewels, and the continued willingness of manufacturers, designers, and retail jewelers to undertake setting of the loose jewels;
•	our continued ability and the ability of manufacturers, designers, and retail jewelers to select jewelry settings that encourage consumer acceptance of and demand for our moissanite jewels and finished jewelry;
•	our continued ability and the ability of jewelry manufacturers and retail jewelers to set loose moissanite jewels in finished jewelry with high-quality workmanship;
•	our continued ability and the ability of retail jewelers to effectively market and sell finished jewelry featuring moissanite, including finished jewelry featuring both our Classic MoissaniteTM jewels and Forever Brilliant® jewels, to consumers; and
•	our ability to operationally execute our direct-to-consumer e-commerce and home party businesses.

We are currently substantially dependent on a limited number of distributors, jewelry manufacturers, and retailers for the sale of our products. The majority of the moissanite jewels and finished jewelry featuring moissanite that we sell are distributed through a limited number of distributors, manufacturers, and retailers and, therefore, we are substantially dependent upon these companies for distribution of our products. During 2014, our three largest customers, two of which are loose jewel and finished jewelry distributors and one of which is a television shopping network loose jewel and finished jewelry retailer, collectively accounted for 46% of net sales. As we continue to build our finished jewelry business, we anticipate in the near term that the majority of the moissanite jewels and finished jewelry featuring moissanite that we sell will continue to be to a limited number of manufacturers, distributors, and retailers.

The execution of our business plans could significantly impact our liquidity.  The execution of our business plans to expand our direct-to-consumer distribution channels and to create required inventory of our new Forever Brilliant® jewels requires significant investments, which has reduced our cash position.  Should we fail to execute on our business plans, we could see delays in the return of cash from our investments, resulting in a liquidity shortfall.  Under the $10,000,000 asset-based revolving credit facility, or the Credit Facility, that we obtained from Wells Fargo, National Association, or Wells Fargo, on June 25, 2014, failure to conduct our business as conducted on the date we obtained the Credit Facility, failure to make required payments to third parties, or failure to comply with the other covenants and defaults contained in the Credit Facility, including a covenant to maintain at least $1,000,000 in excess availability (as defined under the Credit Facility), could restrict our ability to draw on the Credit Facility.  If we are not able to take advances against the Credit Facility, our cash and cash equivalents and other working capital may be insufficient to meet our working capital and capital expenditure needs.

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

We expect to remain dependent upon Cree for the sole supply of our SiC crystals for the foreseeable future. If we are unable to obtain sufficient, high-quality SiC crystals from Cree and we have a significant increase in demand for our moissanite jewel, then we may not be able to meet that demand. Cree has certain proprietary rights relating to its process for growing large single crystals of SiC and its process for growing near-colorless SiC crystals. Under the New Supply Agreement, subject to certain terms and conditions, we agreed to exclusively purchase from Cree, and Cree agreed to exclusively supply, 100% of our required SiC materials in quarterly installments that must equal or exceed a set minimum order quantity. The initial term of the New Supply Agreement will expire on June 24, 2018, unless extended by the parties. We also have one option to unilaterally extend the term of the agreement for an additional two-year period, subject to certain conditions.  Our total purchase commitment under the New Supply Agreement until June 2018 is dependent upon the size of the SiC material and ranges between approximately $29.6 million and approximately $31.5 million. However, there can be no assurance that Cree will be able to continue to produce and supply us with SiC crystals of sufficient quality, sizes, and volumes that we desire or that we will successfully negotiate future purchase commitments at acceptable prices that enable us to manage our inventories and raw material costs effectively.

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

In addition, we rely on our patent rights and other intellectual property rights to maintain our competitive position. Our current U.S. product and method patents for moissanite jewels will expire in 2015 and most of our patents in foreign jurisdictions will expire in 2016. The expiration of our patents could result in increased competition.  If we are unable to successfully build strong brands for our moissanite jewel and finished jewelry featuring moissanite, we may not have commercially meaningful protection for our products or a commercial advantage against our competitors or their competitive products or processes, which may have a material adverse effect on our business, results of operations, and financial condition.

Our business and our results of operations could be materially adversely affected as a result of general economic and market conditions, including the recent economic environment. Global financial markets have recently experienced extreme disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increased unemployment rates, and uncertainty about economic stability. While we have seen occasional signs of stabilization in the financial markets during 2013 and 2014, a shift towards continued recessionary conditions could adversely impact our sales volumes and overall profitability. We are unable to predict the likely duration and severity of the effects of these disruptions in the financial markets and the adverse global economic conditions, and if uncertainty continues or economic conditions deteriorate, our business and results of operations could be materially and adversely affected. The consequences of such adverse effects could include interruptions or delays in our suppliers’ performance of our contracts, reductions and delays in customer purchases, delays in or the inability of customers to obtain financing to purchase our products, and bankruptcy of customers and/or suppliers.

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

We are subject to certain risks due to our international distribution channels and vendors. We currently have over 20 international distributors for moissanite jewels covering portions of Western Europe, Australia, India, Southeast Asia, and the Middle East. In addition, we use certain companies based outside the U.S. to facet our moissanite jewels and to manufacture finished jewelry. Due to our reliance on development of foreign markets and use of foreign vendors, we are subject to the risks of conducting business outside of the U.S. These risks include the following:

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

Sales of moissanite jewelry could be dependent upon the pricing of precious metals, which is beyond our control. Any increases in the market price of precious metals (primarily gold) could affect the pricing and sales of jewelry incorporating moissanite jewels, including jewelry manufactured by us. The majority of price increases in precious metals are passed on to the end consumer in the form of higher prices for finished jewelry. These higher prices could have a negative impact on the sell-through of moissanite jewelry at the retail level. From the beginning of 2006 through 2014, the price of gold has increased significantly (approximately 123%), resulting in higher retail price points for gold jewelry. This has had a negative impact on both sales of moissanite jewelry and the jewelry industry as a whole.

Seasonality of our business may adversely affect our net sales and operating income. Sales in the retail jewelry industry are typically seasonal due to increased consumer purchases during the Christmas and holiday season. Because historically we have primarily sold our loose jewels and finished jewelry featuring moissanite at wholesale to distributors, manufacturers, and retailers, our sales to support the holiday season largely have taken place during the third and beginning of the fourth calendar quarters, depending on the sales channel and the level of advance planning and production our customers undertook. As sales of our finished jewelry featuring moissanite to retailers and directly to consumers increase, both in dollars and as a percentage of total sales, our fourth quarter results may depend upon the general level of retail sales during the Christmas and holiday season as well as general economic conditions and other factors beyond our control. In anticipation of increased sales activities during the fourth quarter, we may incur significant additional expenses, including higher inventory of finished jewelry in the second half of the year. In 2014 and 2013, we experienced a higher degree of seasonality in the fourth quarter than we have previously experienced primarily as a result of Christmas and holiday season finished jewelry sales to television shopping networks. In the fourth quarter of 2013 and 2014, we also experienced a higher level of sales to end consumers through our direct-to-consumer e-commerce website, Moissanite.com. Our quarterly results of operations may continue to fluctuate as a result of a number of factors, including seasonal cycles, the timing of new product introductions, the timing of orders by our customers, and the mix of product sales demand, and these factors may significantly affect our results of operations in a given quarter.

We may not be able to adequately protect our intellectual property, which could harm the value of our products and brands and adversely affect our business. We rely primarily on patent, copyright, trademark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. We have U.S. product and method patents for moissanite jewels, expiring in 2015, under which we believe that we have broad, exclusive rights to manufacture, use, and sell moissanite jewels in the U.S. We have these same patents in a number of foreign jurisdictions, most of which expire in 2016. We believe that these patents create substantial technological barriers to our potential competitors. At the present time, we are also dependent on Cree’s technology for the production of SiC crystals. There can be no assurance that any patents issued to or licensed by or to us or Cree will provide any significant commercial protection, that we or Cree will have sufficient resources to protect our respective patents, that any additional patents will be issued in the future, or that any existing or future patents will be upheld by a court should we or Cree seek to enforce our respective rights against an infringer. At this point, we cannot reasonably estimate the impact these patent expirations will have on our future results of operations.

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

A failure of our information technology (IT) infrastructure or a failure to protect confidential information of our customers and our network against security breaches could adversely impact our business and operations. We rely upon the capacity, reliability, and security of our information technology infrastructure and our ability to expand and continually update this infrastructure in response to the changing needs of our business. For example, we are continuing to implement new IT systems and payment gateways that support our wholesale, Moissanite.com e-commerce, and Lulu Avenue® home party businesses. As we implement and integrate the new systems, they may not perform as expected. We also face the challenge of supporting our older systems and implementing necessary upgrades. If we experience a problem with the functioning of an important IT system or a security breach of our IT systems, the resulting disruptions could have an adverse effect on our business.

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

Some anti-takeover provisions of our charter documents may delay or prevent a takeover of our company. A number of provisions of our articles of incorporation and bylaws impact matters of corporate governance and the rights of shareholders. Certain of these provisions have an anti-takeover effect and may delay or prevent takeover attempts not first approved by our Board of Directors (including takeovers that certain shareholders may deem to be in their best interests). These provisions also could delay or frustrate the removal of incumbent directors or the assumption of control by shareholders. We believe that these provisions are appropriate to protect our interests and the interests of all of our shareholders.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We currently lease approximately 36,350 square feet of office, storage, and light manufacturing space in the Research Triangle Park area of North Carolina from an unaffiliated third party that is used by all three of our operating and reportable segments.

The majority of all U.S. personnel, including our executive offices, sales offices, administrative personnel, and production facilities are housed in the current space.

Item 3.	Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity

Our common stock is traded on the NASDAQ Global Select Market under the symbol “CTHR.” The following table presents, for the periods indicated, the high and low sales prices of our common stock, as reported by the NASDAQ Global Select Market. As of March 9, 2015 there were 261 shareholders of record of our common stock.

	High	Low
Year Ended December 31, 2013:
First Quarter	$4.13	$3.38
Second Quarter	$4.58	$3.68
Third Quarter	$8.34	$4.00
Fourth Quarter	$7.12	$4.68
Year Ended December 31, 2014:
First Quarter	$5.06	$2.84
Second Quarter	$2.98	$1.87
Third Quarter	$2.50	$1.70
Fourth Quarter	$3.00	$1.16

We did not pay any dividends on our common stock during 2014 or 2013. We will regularly review and consider the best policies and practices for our company, including the dividend policy. The payment of future dividends will be dependent on the facts and circumstances at the time of that review

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

Overview

We manufacture, market, and distribute Charles & Colvard Created Moissanite® jewels (which we refer to as moissanite or moissanite jewels), finished jewelry featuring moissanite, and fashion finished jewelry for sale in the worldwide jewelry market. Moissanite, also known by its chemical name of silicon carbide, or SiC, is a rare mineral first discovered in a meteor crater. Because naturally occurring SiC crystals are too small for commercial use, larger crystals must be grown in a laboratory. Leveraging our advantage of being the original and leading worldwide source of created moissanite jewels, our strategy is to establish Charles & Colvard with reputable, high-quality, and sophisticated brands and to position moissanite as an affordable, luxurious alternative to other gems, such as diamond. We believe this is possible due to moissanite’s exceptional brilliance, fire, durability, and rarity like no other jewel available on the market.

We manage our business primarily by our three distribution channels that we use to sell our product lines, loose jewels and finished jewelry. Accordingly, we determined our three operating and reportable segments to be wholesale distribution transacted through our parent entity, direct-to-consumer e-commerce distribution transacted through our wholly owned operating subsidiary, Moissanite.com, LLC, or Moissanite.com, and direct-to-consumer home party distribution transacted through our wholly owned operating subsidiary, Charles & Colvard Direct, LLC, or Charles & Colvard Direct. We sell our loose moissanite jewels at wholesale to some of the largest distributors and manufacturers in the world, which mount them into fine jewelry to be sold at retail outlets and via the Internet. We also sell loose moissanite jewels and finished jewelry featuring moissanite at wholesale to retailers to be sold to end consumers and, in the third quarter of 2011, we established a direct-to-consumer e-commerce sales channel through Moissanite.com that sells both loose moissanite jewels and finished jewelry featuring moissanite. Additionally, in April 2012 we launched a pilot test of a direct-to-consumer home party sales channel through Charles & Colvard Direct that sells fashion and moissanite finished jewelry. We believe the expansion of our sales channels to the jewelry trade and the end consumer with branded finished moissanite jewelry creates a more compelling consumer value proposition to drive increased demand.

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

The wholesale finished jewelry business that we launched in 2010 has expanded through select retailers and television shopping networks. We believe there is significant opportunity to further expand our wholesale finished jewelry business through e-commerce, television shopping, and other retailers. We also believe our finished jewelry business, including finished jewelry sold through our direct-to-consumer e-commerce and home party sales channels, allows us to have more control over the end product and enhance our relationships with consumers, as well as provide incremental sales and gross profit dollars due to the higher price points of finished jewelry containing moissanite relative to loose jewels. To that end, we focused on the following critical aspects of our strategic plan during 2014:

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

In June 2012, we launched a moissanite jewel with optical properties that are significantly whiter than our standard VG, or Classic Moissanite™ grade jewels. We are marketing these whiter jewels under the Forever Brilliant® trademark as a premier brand to differentiate from other grades of our moissanite as well as moissanite sold by potential competitors in the future.

In September 2014, we launched The Survivor Collection™, a unique jewelry line designed to celebrate breast cancer survivors.   The line features three-stone rings and pendants, two Forever Brilliant® and one pink moissanite gem to symbolize life before, during and after cancer.  At the launch, we partnered with The Breast Cancer Research Foundation, as well as the Women Survivors Alliance to promote breast cancer awareness, celebrate breast cancer survivors and effectively work to find a cure.  The Survivor Collection™ has launched in over 150 retail locations in the Unites States and Canada, and our direct-to-consumer home party business Lulu Avenue®.   The collection has a website that shares information including “where to buy” and a vibrant social presence on Facebook, Twitter, and Pinterest.

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

In 2013, we engaged two New York-based public relations, marketing, and events agencies to generate optimal exposure with consumer media for both our Lulu Avenue® and Forever Brilliant® brands, with the goal to increase consumer awareness of our brands specifically and moissanite generally. After our engagements, several media events occurred where magazine editors, fashion columnists, and bloggers were invited to experience first-hand our Lulu Avenue® fashion and moissanite finished jewelry and our Forever Brilliant® loose jewels. We utilized both agencies to increase exposure for our brands in the first nine months of 2014 through improved product placement in leading fashion periodicals and blogging sites, and through broadcast and print editorial outreach.  We continued to utilize one agency during the last three months of 2014.

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

•	Expanding our direct-to-consumer e-commerce business - Our direct-to-consumer e-commerce website, Moissanite.com, features an intuitive site design with robust functionality to enhance the customer experience and convert traffic into sales. We continue to expand the website’s jewelry collections and its loose moissanite jewel assortment by featuring a variety of colors and shapes, and we are investing resources in targeted advertising and marketing campaigns. In 2013 and 2014, we continued fine-tuning such marketing efforts to maximize return on investment, increasing product assortment, and building new site functionality designed to increase sales conversion rates. We believe our direct-to-consumer e-commerce sales channel will not only add to our top-line revenues in a significant manner, but will also play a key role in our campaign to increase overall consumer awareness of moissanite. We also envision e-commerce as a part of a broader effort to establish online connections with consumers that build our brands and our business with retail partners.

•	Developing our direct-to-consumer home party business - In October 2012, our direct-to-consumer home party business, Lulu Avenue®, began to integrate the custom designs of a well-known jewelry designer into the current jewelry line. The first phase of the integration was completed in March 2013. In April 2013, we hired a President of Lulu Avenue® whose focus is on the scale-up of the sales force, and during 2014, we continued to invest in finance and sales and customer service personnel to support our back office technology and supply chain efforts of Lulu Avenue®. Our direct-to-consumer home party sales channel has provided sales growth in 2014 and we believe it will play a role in our campaign to increase overall consumer awareness of moissanite.

As we execute our strategy to build and reinvest in our businesses, significant expenses and investment of cash will be required ahead of the revenue streams we expect in the future, and this resulted in some unprofitable reporting periods in 2014. Despite this, we have maintained as one of our primary goals to generate positive cash flow to protect our cash position. We were not successful in achieving this goal during 2013 primarily as a result of our significant inventory build of Forever Brilliant® loose jewels to meet anticipated demand, establish an in-stock position for future orders, and collect on our trade receivables generated from these sales.  However, during 2014 we were able to reduce our inventories and aggressively collect on our trade accounts receivable balance from year end and on sales in 2014. We will continue to monitor our cash burn rate and collection efforts as we grow the business.

Our total consolidated net sales for the year ended December 31, 2014 of $25.64 million were 10% lower than total consolidated net sales during the year ended December 31, 2013. Wholesale distribution segment net sales for the year ended December 31, 2014 of $20.78 million were 19% lower than wholesale distribution segment net sales during the year ended December 31, 2013. Direct-to-consumer e-commerce distribution segment net sales for the year ended December 31, 2014 of $3.41 million were 37% greater than direct-to-consumer e-commerce distribution segment net sales during the year ended December 31, 2013.  Direct-to consumer home party distribution segment net sales during the year ended December 31, 2014 of $1.45 million were 252% greater than direct-to consumer home party distribution segment net sales during the year ended December 31, 2013.

Loose jewel sales comprised 50% of our total consolidated net sales for the year ended December 31, 2014 and decreased 30% to $12.93 million, compared with $18.48 million in the previous year. Finished jewelry sales comprised 50% of our total consolidated net sales and increased 27% to $12.71 million, compared with $10.00 million in the previous year. We expect these increases in sales by product mix to continue as we execute our strategy of developing new wholesale and direct-to-consumer sales channels and expanding our finished jewelry business.

Operating expenses increased by $1.20 million, or 8%, to $16.67 million for the year ended December 31, 2014, compared with $15.47 million in the previous year. Of this increase, general and administrative expenses increased $1.31 million, or 24%, to $6.79 million primarily as a result of bad debt expenses, as well as personnel and consulting increases. Sales and marketing expenses decreased $14,000, or 0%, to $9.85 million, primarily as a result of lower consulting expenses incurred to launch the e-commerce and home party direct sales businesses and cooperative advertising expense, offset in part by increased expenses for personnel additions.  As we grow our business, we intend to continue to closely manage our operating expenses by seeking the most cost effective and efficient solutions to our operating requirements. We recorded a net loss of $13.10 million, or $0.65 per diluted share, for the year ended December 31, 2014, primarily due to a lower gross profit margin, higher general and administrative expenses, and a $4.05 million tax expense resulting from a valuation allowance on certain deferred tax assets based on our cumulative negative taxable income over the last three years and the uncertainty of sufficient future taxable income to utilize our deferred tax assets.  Our lower gross profit resulted from a greater sales mix of finished jewelry that typically yields a lower gross margin than loose jewels due to the lower markup on precious metals and labor used in the manufacture of jewelry, and an effort to move existing finished gemstones that will not be a focus of our future initiatives.

The execution of our strategy to grow our company, with the ultimate goal of increasing consumer awareness and clearly communicating the value proposition of moissanite, is challenging and not without risk. As such, there can be no assurance that future results for each reporting period will exceed past results in sales, operating cash flow, and/or net income due to the challenging business environment in which we operate and our investment in various initiatives to support our growth strategies. However, as we execute our growth strategy and messaging initiatives, we remain committed to our current priorities of generating positive cash flow and strengthening our financial position while both monetizing our existing inventory and manufacturing our Forever Brilliant® loose jewel and finished jewelry to meet sales demand. We believe the results of these efforts will propel our revenue growth and profitability and further enhance shareholder value in coming years, but we fully recognize the business and economic challenges that we face.

2014 Summary

The following is a summary of key financial results and certain non-financial results achieved for the year ended December 31, 2014:

•	Our total consolidated net sales decreased by $2.85 million, or 10%, to $25.64 million in 2014 from $28.49 million in 2013. The decrease in 2014 sales was primarily due to lower international sales as a result of difficult economic conditions in some of our international markets and the continuing evaluation of the China market. This decrease in international sales was partially offset by an increase in our domestic sales due primarily to the ongoing execution of our growth strategies including our investments in our Forever Brilliant® moissanite jewel, the growth of our wholesale customers’ moissanite finished jewelry lines with styles that include both Forever Brilliant® and our other grades of loose jewels, and to a 37% and 252% increase in sales through our direct-to-consumer businesses, Moissanite.com and Lulu Avenue®, respectively, which collectively increased their net sales to $4.86 million.

•	Operating expenses increased by $1.20 million, or 8%, to $16.67 million in 2014 from $15.47 million in 2013 primarily as a result of personnel additions, bad debt expense, and advertising, marketing, and branding initiatives incurred to position our company for future growth, especially with respect to the two wholly owned operating subsidiaries formed in 2011 for our e-commerce and home party direct sales businesses. As we grow our business, we intend to continue to closely manage our operating expenses by seeking the most cost effective and efficient solutions to our operating requirements.

•	Net loss increased by $11.81 million, to a loss of $13.10 million in 2014 from a net loss of $1.29 million in 2013. Net loss per share was $0.65 in 2014 compared to a net loss per diluted share of $0.06 in 2013. Net loss for the year ended December 31, 2014 included a $4.05 million net income tax expense which contributed a loss of $0.20 per diluted share, comprised of an increase of a valuation allowance on certain deferred tax assets based on our expectation of their future utilization. As discussed above, domestic sales increases in 2014 were offset by higher operating expenses as we continued the investment in our strategic initiatives.

•	We generated positive cash flows from operations of $2.03 million in 2014 compared to negative cash flows of $9.31 million in 2013. The primary drivers of positive cash flow were $7.60 million of net non-cash charges, a decrease in trade accounts receivable of $4.28 million, a decrease in inventory of $3.18 million, an increase in other accrued liabilities primarily related to our long-term lease obligations of $346,000, and a decrease in prepaid expenses and other assets of $116,000. These factors more than offset a net loss of $13.10 million and a decrease in trade accounts payable of $384,000.

•	Cash and cash equivalents at December 31, 2014 were $4.01 million compared to $2.57 million at December 31, 2013. The primary reason for this increase is the $2.59 million of cash flow provided by operations.

•	Total inventory, including long-term and consignment inventory, was $38.94 million as of December 31, 2014, down from approximately $42.41 million at December 31, 2013. This decrease is primarily a result of purchases in 2013 of jewelry castings, findings, and other jewelry components; purchases of fashion finished jewelry in support of our Lulu Avenue® home party direct sales business; and production of Forever Brilliant® jewels that were sold in 2014. We believe we have an opportunity to build our cash position as we sell down our on-hand loose moissanite jewel and finished jewelry inventory.

•	We continue to carry no long-term debt and believe we can fund our growth strategies for the foreseeable future from operating cash flows.

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

Inventories - Inventories are stated at the lower of cost or market on an average cost basis. Our finished goods inventory consists primarily of near-colorless moissanite jewels that meet rigorous grading criteria and are of cuts and sizes most commonly used in the jewelry industry. As of December 31, 2014, we carried only a limited amount of moissanite jewels in finished jewelry settings, and the carrying value of these jewels is included in the finished jewelry valuation described below. Our loose moissanite jewel inventories do not degrade in quality over time and are not subject to fashion trends. We have very small market penetration in the worldwide jewelry market and have the exclusive right in the U.S. through mid-2015 and in many other countries through mid-2016 to produce and sell created SiC for use in jewelry applications. In view of the foregoing factors, we have concluded that no excess or obsolete loose jewel inventory reserve requirements existed as of December 31, 2014.

Jewelry inventories consist primarily of finished goods, a portion of which we acquired as part of a January 2009 settlement agreement with a former manufacturer customer to reduce the outstanding receivable to us. Due to the lack of a plan to market this inventory at that time, a jewelry inventory reserve was established to reduce the majority of the acquired jewelry inventory value to scrap value, or the amount we would expect to obtain by melting the gold in the jewelry and returning to loose-jewel finished goods inventory those jewels that meet grading standards. To determine the amount of the jewelry reserve, we needed to estimate the amount of gold in each piece of jewelry, the price per ounce we would receive for the gold, and the amount of jewels that could be returned to finished goods inventory. The scrap reserve of $101,000 and $106,000 at December 31, 2014 and 2013, respectively, established for this acquired inventory at the time of the agreement is adjusted at each reporting period for the market price of gold and has generally declined as the associated jewelry is sold down. In 2010, we entered the finished jewelry business and began manufacturing finished jewelry featuring moissanite pursuant to an operational plan to market and sell the inventory. As a result, the moissanite finished jewelry we currently produce is not subject to this reserve.

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

In 2011, we began purchasing fashion finished jewelry comprised of base metals and non-precious gemstones for sale through Lulu Avenue®, the direct-to-consumer home party division of our wholly owned operating subsidiary, Charles & Colvard Direct. This finished jewelry is fashion oriented and subject to styling trends that may change with each catalog season, of which there are several each year. Typically in the jewelry industry, slow-moving or discontinued lines are sold as closeouts or liquidated in alternative sales channels.  We review the finished jewelry inventory on an ongoing basis for any lower of cost or market and obsolescence issues.  We identified certain fashion finished jewelry inventory that could not be sold due to damage or branding issues and established an obsolescence reserve of $250,000 as of December 31, 2014 and $128,000 as of December 31, 2013, for the carrying costs in excess of any estimated scrap values.  As of December 31, 2014, we identified certain finished jewelry featuring moissanite that was obsolete and established an obsolescence reserve of $31,000 for the carrying costs in excess of any estimated scrap values.  No obsolescence reserve requirement relating to our finished jewelry featuring moissanite existed as of December 31, 2013.

We also maintain loose jewel and finished jewelry inventory reserves for shrinkage, recuts, and repairs. Shrinkage refers to loose jewels and finished jewelry on review with customers and vendors that may not be returned to us. The recuts reserve is for the projected material loss resulting from the re-cutting of damaged jewels into smaller loose jewels to remove the damage. The repairs reserve is for finished jewelry in need of repair before it can be returned to finished goods inventory and be available for sale.

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

Accounts Receivable Reserves - Estimates are used to determine the amount of two reserves against trade accounts receivable. The first reserve is an allowance for sales returns. At the time revenue is recognized, we estimate future returns using a historical return rate that is reviewed quarterly with consideration of any contractual return privileges granted to customers, and we reduce sales and trade accounts receivable by this estimated amount. The allowance for sales returns was $910,000 and $1.9 million at December 31, 2014 and 2013, respectively.

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

Any accounts with significant balances are reviewed separately to determine an appropriate allowance based on the facts and circumstances of the specific account. During our reviews for 2014 and 2013, we analyzed several of our slower-paying customers and determined that no additional reserves were necessary. Based on these criteria, we determined that allowances for doubtful accounts receivable of $1.07 million and $522,000 at December 31, 2014 and 2013, respectively, were required.

Deferred Tax Assets - As of each reporting date, management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. Management determined that sufficient positive evidence existed as of December 31, 2013 to conclude that it is more likely than not that certain deferred tax assets of $4.04 million were realizable.  A valuation allowance remained at December 31, 2013 against certain deferred tax assets relating to state net operating loss carryforwards from our e-commerce and home party operating subsidiaries due to the timing uncertainty of when the subsidiaries will generate cumulative positive taxable income to utilize the associated deferred tax assets. A valuation allowance also remained at December 31, 2013 against certain deferred tax assets relating to investment loss carryforwards because management did not anticipate we would generate sufficient investment income to utilize the carryforwards.  Management also previously considered various strategic alternatives, resulting in management determining that a valuation allowance was not necessary at that time.  During the year ended December 31, 2014, management determined that such strategic alternatives were no longer in our best interest.  Accordingly, management concluded that the positive evidence was no longer sufficient to offset available negative evidence, primarily as a result of the pre-tax operating losses incurred during the year ended December 31, 2014.   As a result, management concluded that it was uncertain that we would have sufficient future taxable income to utilize our deferred tax assets, and therefore, we established a valuation allowance against our deferred tax assets, resulting in a tax expense of $4.05 million for the year ended December 31, 2014.

Our deferred tax assets in Hong Kong were fully reserved with a valuation allowance of $996,000 as of December 31, 2014 and 2013 and had been fully reserved in all prior periods due to the uncertainty of future taxable income in this jurisdiction to utilize the deferred tax assets. Our Hong Kong subsidiary ceased operations during 2008 and became a dormant entity during 2009. If we use any portion of our deferred tax assets in future periods, the valuation allowance would need to be reversed and may impact our future operating results.

Uncertain Tax Positions - Effective January 1, 2007, we adopted U.S. GAAP guidance regarding the de-recognition, classification, accounting in interim periods, and disclosure requirements for uncertain tax positions. Determining which tax positions qualify as uncertain positions and the subsequent accounting for these positions requires significant estimates and assumptions. Our net accrued income tax liability under the provisions of this guidance was $408,000 and $395,000 at December 31, 2014 and 2013, respectively. This liability is only resolved when we obtain an official ruling from the tax authority on the positions or when the statute of limitations expires.  Our liability increased by $13,000 for accrued interest on these positions.

Cooperative Advertising - We offer a cooperative advertising program to many of our wholesale customers that reimburses, via a credit towards future purchases, a portion of their marketing costs based on their net purchases from us. At the end of any given period, we estimate the amount of cooperative advertising expense that has not yet been submitted for credit by our customers. These amounts were $220,000 and $188,000 at December 31, 2014 and 2013, respectively. We estimate this amount based on our historical experience with each customer and the related contractual arrangements to provide certain levels of cooperative advertising for our customers. Any differences in actual amounts to our estimates will result in a charge or credit to sales and marketing expenses.

Revenue Recognition - Revenue is recognized when title transfers at the time of shipment from our or a third-party fulfillment company’s facility, excluding consignment shipments as discussed below; evidence of an arrangement exists; pricing is fixed or determinable; and collectability is reasonably assured. Our standard wholesale customer payment terms are generally between 30 and 90 days, though we may offer extended terms with specific customers and on significant orders from time to time. Some wholesale customers and all direct-to-consumer customers are required to prepay prior to shipment. At the time revenue is recognized, an allowance for estimated returns is established. Any change in the allowance for returns is charged against net sales. Our return policy allows for the return of loose jewels and finished jewelry for credit generally within 30 days of shipment and must be returned for a valid reason, such as quality problems or an error in shipment. From time to time, some wholesale customers may have a contractual right to return a certain percentage of goods for any reason for specified periods of time. In these instances, we only recognize revenue when the contractual right of return is exhausted. Periodically, we ship finished goods inventory to wholesale customers on consignment terms. Under these terms, the customer assumes the risk of loss and has an absolute right of return for a specified period that typically ranges from six months to one year. Our wholesale customers are generally required to make payments on consignment shipments within 60 days upon the customer informing us that it will keep the inventory. Accordingly, we do not recognize revenue on these consignment transactions until the earlier of (1) the customer informing us that it will keep the inventory or (2) the expiration of the right of return period.

Recent Accounting Pronouncements - See Note 2 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Results of Operations

The following table sets forth certain consolidated statements of operations data for the years ended December 31, 2014 and 2013.

	Year Ended December 31,
	2014	2013
Net sales	$25,640,649	$28,487,187
Costs and expenses:
Cost of goods sold	18,013,335	14,600,177
Sales and marketing	9,853,671	9,867,425
General and administrative	6,789,274	5,476,939
Research and development	18,070	24,903
Loss on abandonment of assets	10,523	98,027
Total costs and expenses	34,684,873	30,067,471
Loss from operations	(9,044,224)	(1,580,284)
Other income (expense):
Interest income	65	22,007
Interest expense	(901)	(2,106)
Total other (expense) income	(836)	19,901
Loss before income taxes	(9,045,060)	(1,560,383)
Income tax net (expense) benefit	(4,051,963)	269,285
Net loss	$(13,097,023)	$(1,291,098)

Consolidated Net Sales

Consolidated net sales for the years ended December 31, 2014 and 2013 comprise the following:

	Year Ended December 31,		Change
	2014	2013	Dollars	Percent
Loose jewels	$12,926,370	$18,483,995	$(5,557,625)	-30%
Finished jewelry	12,714,279	10,003,192	2,711,087	27%
Total consolidated net sales	$25,640,649	$28,487,187	$(2,846,538)	-10%

Consolidated net sales were $25.64 million for the year ended December 31, 2014 compared to $28.49 million for the year ended December 31, 2013, a decrease of $2.85 million, or 10%. The decrease in 2014 sales was primarily due to lower international sales as a result of difficult economic conditions in some of our international markets and the continuing evaluation of the China market.  This decrease in international sales was partially offset by an increase in our domestic sales due primarily to the ongoing execution of our growth strategies including our investments in our Forever Brilliant® moissanite jewel, the growth of our wholesale customers’ moissanite finished jewelry lines with styles that include both Forever Brilliant® and our other grades of loose jewels, and to a 37% and 252% increase in sales through our direct-to-consumer businesses, Moissanite.com and Lulu Avenue®, respectively, which collectively increased their net sales to $4.86 million.  We anticipate orders and related sales of both loose moissanite jewels and finished jewelry in our wholesale distribution segment and our two direct-to-consumer distribution segments will improve as we continue to execute our growth strategies.

Sales of loose jewels represented 50% and 65% of total consolidated net sales for the years ended December 31, 2014 and 2013, respectively. For the year ended December 31, 2014, loose jewel sales were $12.93 million compared to $18.48 million for the year ended December 31, 2013, a decrease of $5.56 million, or 30%. This decrease was primarily due to the decline in sales to our international customers within our wholesale business, generally due to economic and market conditions facing these larger international customers.  We believe the economic and market conditions will improve in our international markets.  In addition, as we have attempted to expand the China and Hong Kong markets, we sold loose jewels to several wholesale distributors in 2013.  During 2014, we have been evaluating each of these distributors, and others, to determine the best long-term partner within these markets, as well as enforcing the collection from one customer with which we are in dispute.   As a result, our sales in 2014 have decreased compared to the same period in 2013.

Sales of finished jewelry represented 50% and 35% of total consolidated net sales for the years ended December 31, 2014 and 2013, respectively. For the year ended December 31, 2014, finished jewelry sales were $12.71 million compared to $10.00 million for the year ended December 31, 2013, an increase of $2.71 million, or 27%. This increase was attributable to our ongoing expansion into the finished jewelry business through televised home shopping networks in our wholesale distribution segment and the growth of our e-commerce and home party businesses in our direct-to-consumer distribution segment. In the years ended December 31, 2014 and 2013, we experienced a higher degree of seasonality in the fourth quarter than we have previously experienced in prior years primarily as a result of Christmas and holiday season wholesale finished jewelry sales to television shopping networks. In the fourth quarter of 2014 and 2013, we also experienced a higher level of sales to end consumers through our direct-to-consumer e-commerce website, Moissanite.com. In future periods as sales of our finished jewelry increase to retailers and directly to consumers, both in dollars and as a percent of total sales, we anticipate a seasonality trend more typical with the retail jewelry industry, and these factors may significantly affect our results of operations in a given quarter.

U.S. net sales accounted for approximately 86% and 73% of total consolidated net sales during the years ended December 31, 2014 and 2013, respectively. U.S. net sales increased 7% during 2014 primarily due to the increased sales through our direct-to-consumer businesses, Moissanite.com and Lulu Avenue®.

Our largest U.S. customer during the year ended December 31, 2014 accounted for 28% of our total consolidated sales compared to 19% during the year ended December 31, 2013.  A second U.S. customer accounted for 10% of our total consolidated sales during the year ended December 31, 2014 but did not account for more than 10% of our total consolidated sales during the year ended December 31, 2013. No additional U.S. customers accounted for more than 10% of total consolidated sales in 2014 or 2013. We expect that we will remain dependent on our ability, and that of our largest customers, to maintain and enhance retail programs. A change in or loss of any of these customer or retailer relationships could have a material adverse effect on our results of operations.

International net sales accounted for approximately 14% and 27% of total consolidated net sales during the years ended December 31, 2014 and 2013, respectively. International net sales decreased 55% during 2014 generally due to economic and market conditions facing our larger international customers.  We believe the economic and market conditions will improve in our international markets.  In addition, as we have attempted to expand the China and Hong Kong markets, we sold loose jewels to several wholesale distributors in 2013.  During 2014, we have been evaluating each of these distributors, and others, to determine the best long-term partner within these markets, as well as enforcing the collection from one customer with which we are in dispute.   As a result, our international sales in 2014 have decreased compared to the same period in 2013.

No international customers accounted for more than 10% of total consolidated sales in 2014 or 2013. A portion of our international consolidated sales represents jewels sold internationally that may be re-imported to U.S. retailers. Our top three international distributors by sales volume during the year ended December 31, 2014 were located in Hong Kong, India, and the United Kingdom.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the years ended December 31, 2014 and 2013 are as follows:

	Year Ended December 31,		Change
	2014	2013	Dollars	Percent
Product line cost of goods sold
Loose jewels	$7,566,829	$7,646,375	$(79,546)	-1%
Finished jewelry	8,428,182	5,299,572	3,128,610	59%
Total product line cost of goods sold	15,995,011	12,945,947	3,049,064	24%
Non-product line cost of goods sold	2,018,324	1,654,230	364,094	22%
Total cost of goods sold	$18,013,335	$14,600,177	$3,413,158	23%

Total cost of goods sold was $18.01 million for the year ended December 31, 2014 compared to $14.60 million for the year ended December 31, 2013, an increase of $3.41 million, or 23%. Product line cost of goods sold is defined as product cost of goods sold in each of our wholesale distribution, direct-to-consumer e-commerce distribution and direct-to-consumer home parties distribution operating segments excluding non-capitalized expenses from our manufacturing and production control departments, comprising personnel costs, depreciation, rent, utilities, and corporate overhead allocations; freight out; inventory valuation allowance adjustments; and other inventory adjustments, comprising costs of quality issues, damaged goods, and inventory write-offs.

The increase in cost of goods sold was primarily due to a $3.13 million increase in finished jewelry product line cost of goods sold resulting from the 27% increase in finished jewelry sales and the sale of slow moving jewelry at lower product margins to one customer during the year, which included the substitution of higher grade and cost loose jewels in finished jewelry in some cases where there was no available inventory of lower grade loose jewels.  Although the cost of goods sold for loose jewels declined by $80,000, the product gross margin on loose jewel sales to distributors declined compared to the prior year due to higher discounting in an effort to improve retail price points and broaden market adoption.  Non-product line cost of goods sold increased by $364,000. The net increase in non-product line cost of goods sold is comprised of a $416,000 net increase in non-capitalized manufacturing and production control expenses primarily due to lower overhead capitalization rates to reflect decreased inventory production, and an $83,000 increase in freight out due to greater volume of package shipments.  These increases in non-product line cost of goods sold are offset in part by a $64,000 decrease in inventory valuation adjustments, including inventory shrinkage, recuts, repairs, and scrap reserves; and a $71,000 decrease in other inventory adjustments related to costing and quantity corrections.

Sales and Marketing

Sales and marketing expenses for the years ended December 31, 2014 and 2013 are as follows:

	Year Ended December 31,		Change
	2014	2013	Dollars	Percent
Sales and marketing	$9,853,671	$9,867,425	$(13,754)	-0%

Sales and marketing expenses were $9.85 million for the year ended December 31, 2014 compared to $9.87 million for the year ended December 31, 2013, a decrease of $14,000, or 0%.

The decrease in sales and marketing expenses for the year ended December 31, 2014 compared to the same period in 2013 was primarily due to a $905,000 net decrease in advertising expenses;  a $166,000 net decrease in professional services related to the reduction of temporary personnel, consulting services, and the maintenance of software platforms for our direct-to-consumer e-commerce and home party lines of business; a $95,000 decrease in recruiting fees; and a $19,000 decrease in depreciation expense related to the Moissanite.com and Lulu Avenue® e-commerce websites’ direct sales platforms.  These decreases in sales and marketing expenses were partially offset by increases of $904,000 in net compensation expenses; a $169,000 increase in office-related expenses; a $69,000 increase in meeting expenses, primarily associated with the direct-to-consumer home party business; and a $29,000 increase in travel-related expenses primarily due to increased costs of airfare.

The decrease in advertising expenses for the year ended December 31, 2014 compared to the same period in 2013 comprises a $705,000 decrease in cooperative advertising; a decrease in Internet marketing of $128,000 primarily due to greater efficiencies gained in paid search advertising in support of our Moissanite.com e-commerce website; a decrease of $54,000 in print media expenses to develop and promote brand awareness campaigns; and an $18,000 decrease in agency and other media spending.  The decrease in cooperative advertising expenses resulted primarily from the decrease in sales of loose jewels to our international customers, compared to the same period in the prior year and management’s decision to offer sales discounts to select customers in lieu of cooperative advertising assistance

Compensation expenses for the year ended December 31, 2014 compared to the same period in 2013 increased primarily from an increase in commissions of $583,000 for sales to specific customers under which commission plans of sales representatives are based and the direct-to-consumer home party business; a $353,000 increase in salaries and related employee benefits; an $82,000 increase in stock-based compensation costs; and a $48,000 increase in severance.  These increases in compensation expense were partially offset by a decrease in bonus expense of $147,000 and a decrease of $15,000 in employee relocation expenses.

We expect our total sales and marketing expenses will increase as sales increase, primarily in our direct-to consumer home party business, but the rate of growth should slow and become a lower percentage of sales as expenses more variable in nature, such as advertising and commissions, increase as part of our strategy to build sales; but fixed expenses, such as compensation costs, grow at a slower rate.

General and Administrative

General and administrative expenses for the years ended December 31, 2014 and 2013 are as follows:

	Year Ended December 31,		Change
	2014	2013	Dollars	Percent
General and administrative	$6,789,274	$5,476,939	$1,312,335	24%

General and administrative expenses were $6.79 million for the year ended December 31, 2014 compared to $5.48 million for the year ended December 31, 2013, an increase of $1.31 million, or 24%.

The increase in general and administrative expenses for the year ended December 31, 2014 compared to the same period in 2013 was primarily due to a $731,000 increase in bad debt expense associated with our allowance for doubtful accounts reserve policy, and for which we placed a full reserve against one customer account that is in dispute and a 75% reserve against a second customer account that has become past due; a $405,000 increase in professional services; a $140,000 increase in depreciation and amortization expense; a $49,000 increase in board compensation; a $39,000 increase in business and franchise taxes; an increase of $35,000 from moving the corporate headquarters to its new leased space; and a $9,000 increase in office-related expenses.  These increases were partially offset by a $95,000 decrease in compensation expense and a $1,000 decrease in travel-related expenses associated with investor, customer, and supplier meetings.

Professional services increased for the year ended December 31, 2014 compared to the same period in 2013 primarily due to an increase in legal fees of $299,000 primarily as a result of negotiating the Credit Facility and the New Supply Agreement; an increase of $68,000 in consulting and other professional services; and an investor and public relations expenses increase of $45,000.  These increases were offset in part by a $7,000 decrease in audit and tax services.

Compensation expenses decreased for the year ended December 31, 2014 compared to the same period in 2013 primarily as a result of a decrease in severance expense of $230,000 associated with the departure of an executive officer in 2013; a decrease in bonus expense of $64,000; and a decrease in stock-based compensation expense of $91,000.  These decreases in compensation expense were partially offset by an increase in salaries and related employee benefits in the aggregate of $283,000 and a $7,000 increase in relocation expense.

Research and Development

Research and development expenses for the years ended December 31, 2014 and 2013 are as follows:

	Year Ended December 31,		Change
	2014	2013	Dollars	Percent
Research and development	$18,070	$24,903	$(6,833)	-27%

Research and development expenses were $18,000 for the year ended December 31, 2014 compared to $25,000 for the year ended December 31, 2013, a decrease of $7,000, or 27%.

The decrease in research and development expenses was primarily due to a $4,000 decrease in compensation expense allocated to research and development activities and a $3,000 decrease in professional services.

Loss on Abandonment of Assets

Loss on abandonment of assets for the years ended December 31, 2014 and 2013 is as follows:

	Year Ended December 31,		Change
	2014	2013	Dollars	Percent
Loss on abandonment of assets	$10,523	$98,027	$(87,504)	-89%

Loss on abandonment of assets was $11,000 for the year ended December 31, 2014 compared to $98,000 for the year ended December 31, 2013, a decrease of $87,000, or 89%. During the second quarter of 2013, we transitioned our Lulu Avenue® direct sales front-end and back-office system to a new platform and abandoned the prior capitalized software modifications with a remaining book value of approximately $95,000 associated with the previous platform.   In addition, during the fourth quarter of 2013, we upgraded our phone systems, resulting in the disposal of our previous phone system and other related assets with a remaining book value of approximately $3,000.  For the year ended December 31, 2014, we abandoned a trademark with remaining carrying costs of $2,000 after we determined the trademark would no longer be utilized and various manufacturing and computer equipment of $9,000 once it was determined the assets would no longer be utilized.

Interest Income

Interest income for the years ended December 31, 2014 and 2013 is as follows:

	Year Ended December 31,		Change
	2014	2013	Dollars	Percent
Interest income	$65	$22,007	$(21,942)	-100%

Interest income was $0 for the year ended December 31, 2014 compared to $22,000 for the year ended December 31, 2013, a decrease of $22,000, or 100%.

The decrease in interest income resulted primarily from not investing excess cash in U.S. government agency securities and lower average cash balances in lower yielding money market accounts during the year ended December 31, 2014 as compared to the same periods in 2013.

Provision for Income Taxes

We recognized an income tax net expense of $4.05 million for the year ended December 31, 2014 compared to an income tax net benefit of $269,000 for the year ended December 31, 2013.

As of each reporting date, management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. Management determined that sufficient positive evidence existed as of December 31, 2013 to conclude that it is more likely than not that certain deferred tax assets of $4.04 million were realizable and recorded approximately $281,000 of income tax benefit to adjust these deferred tax assets.  A valuation allowance remained at December 31, 2013 against certain deferred tax assets relating to state net operating loss carryforwards from our e-commerce and home party operating subsidiaries due to the timing uncertainty of when the subsidiaries will generate cumulative positive taxable income to utilize the associated deferred tax assets. A valuation allowance also remained at December 31, 2013 against certain deferred tax assets relating to investment loss carryforwards because management did not anticipate we would generate sufficient investment income to utilize the carryforwards.  Management also previously considered various strategic alternatives, resulting in management determining that a valuation allowance was not necessary at that time.  During the three months ended June 30, 2014, management determined that such strategic alternatives were no longer in our best interest.  Accordingly, management concluded that the positive evidence was no longer sufficient to offset available negative evidence, primarily as a result of the pre-tax operating losses incurred during the six months ended June 30, 2014, and forecasted to continue through the remainder of 2014.   As a result, management concluded that it was uncertain that we would have sufficient future taxable income to utilize our deferred tax assets, and therefore, we established a valuation allowance against our deferred tax assets, resulting in a tax expense of $4.05 million for the year ended December 31, 2014.  During the year ended December 31, 2014, we also recognized approximately $12,000 of income tax expense for interest associated with uncertain tax positions.

During the year ended December 31, 2013, we recorded approximately $12,000 of income tax expense for estimated tax, penalties, and interest for other uncertain tax positions.

Our statutory tax rate is 35% and consists of the federal income tax rate of 34% and a blended state income tax rate of 1%, net of the federal benefit.

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of December 31, 2014, our principal sources of liquidity were cash and cash equivalents totaling $4.01 million, trade accounts receivable of $5.51 million, and short-term inventory of $13.32 million, as compared to cash and cash equivalents totaling $2.57 million, trade accounts receivable of $10.24 million, and short-term inventory of $13.07 million as of December 31, 2013.  As described more fully below, we also have access to the $10 million Credit Facility.

During the year ended December 31, 2014, our working capital decreased by approximately $4.29 million to $19.25 million from $23.54 million at December 31, 2013. As described more fully below, the decrease in working capital at December 31, 2014 is primarily attributable to a decrease in trade accounts receivable, deferred income taxes, prepaid expenses and other assets, and a net increase in accrued expenses and other liabilities, offset in part by an increase in cash and cash equivalents, a decrease in trade accounts payable, and a greater allocation of inventory to short-term.

During the year ended December 31, 2014, $2.03 million of cash was provided by operations. The primary drivers of positive cash flow were a decrease in trade accounts receivable of $4.28 million, a decrease in inventory of $3.18 million, an increase in accrued liabilities of $346,000, and a decrease in prepaid expenses of $116,000.  These factors were partially offset by our loss of $13.10 million that included $7.60 million of non-cash expenses and a decrease in accounts payable of $384,000.  Accounts receivable decreased primarily as a result of collection efforts during 2014 on higher sales made in the fourth quarter of 2013, offset in part by extended wholesale customer payment terms that we offer from time to time that may not immediately increase liquidity as a result of current-period sales. We believe our competitors and other vendors in the wholesale jewelry industry have also expanded their use of extended payment terms and, in aggregate, we believe that by expanding our use of extended payment terms, we have provided a competitive response in our market and that our net sales have been favorably impacted.  We are unable to estimate the impact of this program on our net sales, but if we ceased providing extended payment terms in select instances, we believe we would not be competitive for some wholesale customers in the marketplace and that our net sales and profits would likely decrease. Generally, we have not experienced any significant accounts receivable write-offs related to revenue arrangements with extended payment terms; however, we have increased our reserves for uncollectible accounts primarily due to one customer with extended terms.  We do not believe the terms are a factor with this customer’s non-payment.  Inventories decreased primarily as a result of sales, including the sale of slower moving standard grade loose jewels, offset in part by the purchase of new raw material SiC crystals during the year pursuant to the Cree Exclusive Supply Agreement; purchases of jewelry castings, findings, and other jewelry components; and production of moissanite gemstones.  Accrued rent increased primarily as a result of the lease incentives received from our landlord associated with the new corporate headquarters.  Prepaid expenses and other assets decreased primarily as a result of fewer payments in advance of goods or services received.  Accounts payable decreased primarily as a result of the timing of costs incurred associated with inventory-related purchases.

We manufactured approximately $8.87 million in loose jewels and $6.85 million in finished jewelry, which includes the cost of the loose jewels and the purchase of precious metals and labor in connection with jewelry production, during the year ended December 31, 2014. We expect our purchases of precious metals and labor to increase as we increase our finished jewelry business. In addition, from the beginning of 2006 through the end of 2014, the price of gold has increased significantly (approximately 123%), resulting in higher retail price points for gold jewelry. Because the market price of gold and other precious metals is beyond our control, the upward price trends could continue and have a negative impact on our operating cash flow as we manufacture finished jewelry.

Historically, our raw material inventories of SiC crystals had been purchased under exclusive supply agreements with a limited number of suppliers. Because the supply agreements restricted the sale of these crystals exclusively to us, the suppliers negotiated minimum purchase commitments with us that, when combined with our reduced sales during the periods when the purchase commitments were in effect, have resulted in levels of inventories that are higher than we might otherwise maintain. As of December 31, 2014, $25.62 million of our inventories were classified as long-term assets. Loose jewel sales and finished jewelry that we manufacture will utilize both the finished good loose jewels currently on-hand and, as we deplete certain shapes and sizes, our on-hand raw material SiC crystals of $4.66 million and new raw material that we are purchasing from Cree.

In connection with the Cree Exclusive Supply Agreement, which was set to expire in July 2015, we had committed to purchase from Cree a minimum of 50%, by dollar volume, of our raw material SiC crystal requirements. In February 2013, we entered into an amendment to a prior letter agreement with Cree, which provided a framework for our purchases of SiC crystals under the Cree Exclusive Supply Agreement. Pursuant to this amendment, we agreed to purchase at least $4.00 million of SiC crystals in an initial new order. After the initial new order, we agreed to issue non-cancellable, quarterly orders that must equal or exceed a set minimum order quantity. Our total purchase commitment under the amendment (as subsequently amended) until July 2015, including the initial new order, was dependent upon the grade of the material and ranged between approximately $7.64 million and approximately $18.56 million.

On December 12, 2014, we entered into the New Supply Agreement, which superseded and replaced (with respect to materials ordered subsequent to the effective date of the New Supply Agreement) the Cree Exclusive Supply Agreement.  Under the New Supply Agreement, subject to certain terms and conditions, we agreed to exclusively purchase from Cree, and Cree agreed to exclusively supply, 100% of our required SiC materials in quarterly installments that must equal or exceed a set minimum order quantity. The initial term of the New Supply Agreement will expire on June 24, 2018, unless extended by the parties. We also have one option to unilaterally extend the term of the agreement for an additional two-year period, subject to certain conditions.  Our total purchase commitment under the New Supply Agreement until June 2018 is dependent upon the size of the SiC material and ranges between approximately $29.6 million and approximately $31.5 million.

During the year ended December 31, 2014, we purchased approximately $5.84 million of SiC crystals from Cree. We expect to use existing cash and cash equivalents and other working capital, together with future cash expected to be provided by operating activities and, if necessary, our Credit Facility, to finance our purchase commitment under the New Supply Agreement.

We made no income tax payments during the year ended December 31, 2014. As of December 31, 2014, we had approximately $882,000 of remaining federal income tax credits, $533,000 of which expire between 2018 and 2021 and the balance without an expiration, which can be carried forward to offset future income taxes. As of December 31, 2014, we also had a federal tax net operating loss carryforward of approximately $5.56 million expiring between 2020 and 2033, which can be used to offset against future federal taxable income, a North Carolina tax net operating loss carryforward of approximately $11.12 million expiring between 2023 and 2028, and various other state tax net operating loss carryforwards expiring between 2016 and 2033, which can be used to offset against future state taxable income.

On August 6, 2013, the Board authorized the extension of our share repurchase program for an additional 12 months. The program, which was originally authorized on November 13, 2009, authorized us to repurchase up to 1,000,000 shares of our common stock until August 12, 2014 in open market or in privately negotiated transactions.  We have not repurchased any shares under this program during the year ended December 31, 2014 and we did not extend the plan past its expiration due to covenants within the Credit Facility described below.

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

On June 25, 2014, we and our wholly owned subsidiaries, Charles & Colvard Direct and Moissanite.com, collectively referred to as the Borrowers, obtained the Credit Facility from Wells Fargo, which is a $10,000,000 asset-backed revolving credit facility. The Credit Facility will be used for general corporate and working capital purposes, including transaction fees and expenses incurred in connection therewith and the issuance of letters of credit up to a $1,000,000 sublimit. The Credit Facility will mature on June 25, 2017.

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

The Credit Facility is secured by a lien on substantially all assets of the Borrowers, each of which is jointly and severally liable for all obligations thereunder.  Wells Fargo’s security interest in certain SiC materials is subordinate to Cree’s security interest in such materials pursuant to the New Supply Agreement and an Intercreditor Agreement with Wells Fargo.

The Credit Facility is evidenced by a credit and security agreement, dated as of June 25, 2014 and amended as of September 16, 2014 and December 12, 2014, or the Credit Agreement, and customary ancillary documents. The Credit Agreement contains customary covenants, representations and cash dominion provisions, including a financial reporting covenant and limitations on dividends, distributions, debt, contingent obligations, liens, loans, investments, mergers, acquisitions, divestitures, subsidiaries, affiliate transactions, and changes in control.

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

As of December 31, 2014, we had not borrowed against the Credit Facility.

We believe that our existing cash and cash equivalents and other working capital, together with future cash expected to be provided by operating activities, will be sufficient to meet our working capital and capital expenditure needs over the next 12 months. Our future capital requirements and the adequacy of available funds will depend on many factors, including our rate of sales growth; the expansion of our sales and marketing activities, including the operating capital needs of our wholly owned subsidiaries; the timing and extent of raw materials and labor purchases in connection with loose jewel production to support our moissanite jewel business and precious metals and labor purchases in connection with jewelry production to support our finished jewelry business; the timing of capital expenditures; and risk factors described in more detail in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. We obtained the Credit Facility to mitigate these risks to our cash and liquidity position.  Also, we may make investments in, or acquisitions of, complementary businesses, which could also require us to seek additional equity or debt financing.

Off-Balance Sheet Arrangements

We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of December 31, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

We have entered into an operating lease for approximately 36,350 square feet of mixed-use space, which we currently occupy, from an unaffiliated third party for our offices and manufacturing facility in the normal course of business. This type of arrangement is often referred to as a form of off-balance sheet financing.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Charles & Colvard, Ltd.
Morrisville, North Carolina

We have audited the accompanying consolidated balance sheets of Charles & Colvard, Ltd. as of December 31, 2014 and 2013 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Charles & Colvard, Ltd. at December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP
Raleigh, North Carolina

March 13, 2015

CHARLES & COLVARD, LTD.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$4,007,341	$2,573,405
Accounts receivable, net	5,510,253	10,244,732
Inventory, net	13,320,639	13,074,428
Prepaid expenses and other assets	602,850	951,635
Deferred income taxes	-	1,197,832
Total current assets	23,441,083	28,042,032
Long-term assets:
Inventory, net	25,617,990	29,337,674
Property and equipment, net	1,859,355	1,717,692
Intangible assets, net	216,947	325,867
Deferred income taxes	-	2,841,891
Other assets	291,022	58,696
Total long-term assets	27,985,314	34,281,820
TOTAL ASSETS	$51,426,397	$62,323,852

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,286,086	$3,670,551
Accrued cooperative advertising	220,000	188,000
Accrued expenses and other liabilities	684,577	642,186
Total current liabilities	4,190,663	4,500,737
Long-term liabilities:
Accrued expenses and other liabilities	809,879	-
Accrued income taxes	407,682	395,442
Total liabilities	5,408,224	4,896,179
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value; 50,000,000 shares authorized; 20,382,333 and 20,197,301 shares issued and outstanding at December 31, 2014 and 2013, respectively	53,949,001	53,949,001
Additional paid-in capital – stock-based compensation	11,628,503	9,940,980
Accumulated deficit	(19,559,331)	(6,462,308)
Total shareholders’ equity	46,018,173	57,427,673
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$51,426,397	$62,323,852

See Notes to Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013
Net sales	$25,640,649	$28,487,187
Costs and expenses:
Cost of goods sold	18,013,335	14,600,177
Sales and marketing	9,853,671	9,867,425
General and administrative	6,789,274	5,476,939
Research and development	18,070	24,903
Loss on abandonment of assets	10,523	98,027
Total costs and expenses	34,684,873	30,067,471
Loss from operations	(9,044,224)	(1,580,284)
Other income (expense):
Interest income	65	22,007
Interest expense	(901)	(2,106)
Total other (expense) income	(836)	19,901
Loss before income taxes	(9,045,060)	(1,560,383)
Income tax net (expense) benefit	(4,051,963)	269,285
Net loss	$(13,097,023)	$(1,291,098)

Net loss per common share:
Basic	$(0.65)	$(0.06)
Diluted	$(0.65)	$(0.06)

Weighted average number of shares used in computing net loss income per common share:
Basic	20,295,618	19,904,170
Diluted	20,295,618	19,904,170

See Notes to Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital –		Total
	Number of Shares	Amount	Stock-Based Compensation	Accumulated Deficit	Shareholders’ Equity
Balance at December 31, 2012	19,654,050	$53,318,044	$8,459,020	$(5,171,210)	$56,605,854
Stock-based compensation	-	-	1,678,107	-	1,678,107
Issuance of restricted stock	345,403	-	-	-	-
Stock option exercises	197,848	630,957	(210,015)	-	420,942
Tax effect of stock based compensation	-	-	13,868	-	13,868
Net loss	-	-	-	(1,291,098)	(1,291,098)
Balance at December 31, 2013	20,197,301	$53,949,001	$9,940,980	$(6,462,308)	$57,427,673
Stock-based compensation	-	-	1,687,523	-	1,687,523
Issuance of restricted stock	185,032	-	-	-	-
Net loss	-	-	-	(13,097,023)	(13,097,023)
Balance at December 31, 2014	20,382,333	$53,949,001	$11,628,503	$(19,559,331)	$46,018,173

See Notes to Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,097,023)	$(1,291,098)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,107,955	862,683
Amortization of bond premium	-	5,068
Stock-based compensation	1,687,523	1,678,107
Provision for uncollectible accounts	734,243	3,690
Provision for sales returns	(276,000)	723,000
Provision for inventory reserves	295,000	264,000
Provision (benefit) for deferred income taxes	4,039,723	(307,133)
Loss on abandonment of assets	10,523	98,027
Changes in assets and liabilities:
Accounts receivable	4,276,236	(2,833,064)
Interest receivable	-	694
Inventory	3,178,473	(9,880,092)
Prepaid expenses and other assets, net	116,459	(260,726)
Accounts payable	(384,465)	1,557,966
Accrued cooperative advertising	32,000	(12,000)
Accrued income taxes	12,240	11,712
Accrued expenses and other liabilities	302,110	67,664
Net cash provided by (used in) operating activities	2,034,997	(9,311,502)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(545,543)	(800,367)
Proceeds from call of long-term investments	-	500,000
Patent, license rights, and trademark costs	(55,518)	(110,378)
Net cash used in investing activities	(601,061)	(410,745)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock option exercises	-	420,942
Tax effect of stock based compensation	-	13,868
Net cash provided by financing activities	-	434,810

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,433,936	(9,287,437)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,573,405	11,860,842
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,007,341	$2,573,405

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$901	$2,106
Cash paid during the year for income taxes	$-	$5,570
Non-cash investing activities:
Tenant improvement allowance received under operating lease	$550,160	$-

See Notes to Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

Charles & Colvard, Ltd. (the “Company”), a North Carolina corporation founded in 1995, manufactures, markets, and distributes Charles & Colvard Created Moissanite® jewels (hereinafter referred to as moissanite or moissanite jewels), finished jewelry featuring moissanite, and fashion finished jewelry for sale in the worldwide jewelry market. Moissanite, also known by its chemical name of silicon carbide (“SiC”), is a rare mineral first discovered in a meteor crater. Because naturally occurring SiC crystals are too small for commercial use, larger crystals must be grown in a laboratory. Leveraging its advantage of being the original and leading worldwide source of created moissanite jewels, the Company’s strategy is to establish itself with reputable, high-quality, and sophisticated brands and to position moissanite as an affordable, luxurious alternative to other gemstones, such as diamond. The Company believes this is possible due to moissanite’s exceptional brilliance, fire, durability, and rarity like no other jewel available on the market. The Company sells loose moissanite jewels and finished jewelry at wholesale to distributors, manufacturers, and retailers and at retail to end consumers through its wholly owned operating subsidiaries Moissanite.com, LLC and Charles & Colvard Direct, LLC.

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation - The accompanying consolidated financial statements as of and for the years ended December 31, 2014 and 2013 include the accounts of the Company and its wholly owned subsidiaries Moissanite.com, LLC, formed in 2011; Charles & Colvard Direct, LLC, formed in 2011; and Charles & Colvard (HK) Ltd., the Company’s Hong Kong subsidiary that became a dormant entity in the second quarter of 2009 and the operations of which ceased in 2008. All intercompany accounts have been eliminated.

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

Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, and trade accounts receivable. The Company maintains cash and cash equivalents.. At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurable limits. The Company has never experienced any losses related to these balances.  Non-interest-bearing amounts on deposit in excess of FDIC insurable limits at December 31, 2014 approximated $3.70 million.

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

Accounts Receivable Reserves - Estimates are used to determine the amount of two reserves against trade accounts receivable. The first reserve is an allowance for sales returns. At the time revenue is recognized, the Company estimates future returns using a historical return rate that is reviewed quarterly with consideration of any contractual return privileges granted to customers, and it reduces sales and trade accounts receivable by this estimated amount. The allowance for sales returns was $910,000 and $1.19 million at December 31, 2014 and 2013, respectively.

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

Any accounts with significant balances are reviewed separately to determine an appropriate allowance based on the facts and circumstances of the specific account. During its review for 2014, the Company analyzed several of its slower-paying customers and determined that one customer required an additional reserve, which constitutes the majority of the reserve as of December 31, 2014.  During its review for 2013, the Company determined no additional reserves were necessary. Based on these criteria, management determined that allowances for doubtful accounts receivable of $1.07 million and $522,000 at December 31, 2014 and 2013, respectively, were required.

The following is a reconciliation of the allowance for doubtful accounts:

	Year Ended December 31,
	2014	2013
Balance, beginning of period	$522,000	$549,000
Additions charged to operations	734,243	3,690
Write-offs, net of recoveries	(182,243)	(30,690)
Balance, end of period	$1,074,000	$522,000

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

The Company’s work-in-process inventories include raw SiC crystals on which processing costs, such as labor and sawing, have been incurred; and components, such as metal castings and finished good moissanite jewels, that have been issued to jobs in the manufacture of finished jewelry. The Company’s moissanite jewel manufacturing process involves the production of intermediary shapes, called “preforms,” that vary depending upon the size and shape of the finished jewel. To maximize manufacturing efficiencies, preforms may be made in advance of current finished inventory needs but remain in work-in-process inventories. As of December 31, 2014 and 2013, work-in-process inventories issued to active production jobs approximated $2.05 million and $4.09 million, respectively.

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

The Company’s jewels do not degrade in quality over time and inventory generally consists of the shapes and sizes most commonly used in the jewelry industry. In addition, the majority of jewel inventory is not mounted in finished jewelry settings and is therefore not subject to fashion trends nor is obsolescence a significant factor. The Company has very small market penetration in the worldwide jewelry market, and the Company has the exclusive right in the U.S. through mid-2015 and in many other countries through mid-2016 to produce and sell created SiC for use in jewelry applications. In view of the foregoing factors, management has concluded that no excess or obsolete loose jewel inventory reserve requirements existed as of December 31, 2014.

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

In 2011, the Company began purchasing fashion finished jewelry comprised of base metals and non-precious gemstones for sale through Lulu Avenue®, the direct-to-consumer home party division of its wholly owned operating subsidiary, Charles & Colvard Direct, LLC. This finished jewelry is fashion oriented and subject to styling trends that may change with each catalog season, of which there are several each year. Typically in the jewelry industry, slow-moving or discontinued lines are sold as closeouts or liquidated in alternative sales channels. The Company reviews the finished jewelry inventory on an ongoing basis for any lower of cost or market and obsolescence issues.  As of December 31, 2014 and 2013, the Company identified certain fashion finished jewelry inventory that could not be sold due to damage or branding issues, and established an obsolescence reserve of $250,000 and $128,000, respectively, for the carrying costs in excess of any estimated scrap values.  No reserve requirement relating to the Company’s finished jewelry featuring moissanite existed as of December 31, 2013.  The Company identified $31,000 of finished jewelry featuring moissanite that required an obsolescence reserve as of December 31, 2014.

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

The Company also maintains inventory reserves for shrinkage, recuts, and repairs. Shrinkage refers to loose jewels and finished jewelry on review with customers and vendors that may not be returned to the Company. The recuts reserve is for the projected material loss resulting from the re-cutting of damaged jewels into smaller loose jewels to remove the damage. The repairs reserve is for finished jewelry in need of repair before it can be returned to finished goods inventory and be available for sale.

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

Impairment of Long-Lived Assets - The Company evaluates the recoverability of its long-lived assets by reviewing them for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of the asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount exceeds the fair value and is recognized as an operating expense in the period in which the determination is made. Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell. As of December 31, 2014, the Company did not identify any indicators of long-lived asset impairment.

In addition to the recoverability assessment, the Company routinely reviews the remaining estimated useful lives of its long-lived assets. Any reduction in the useful-life assumption will result in increased depreciation and amortization expense in the period when such determination is made, as well as in subsequent periods. During the year ended December 31, 2013, the useful lives of leasehold improvements associated with the Company’s then-current lease were adjusted to the length of the lease term through July 2014.  The additional depreciation recognized for the years ended December 31, 2014 and 2013 as a result of the shortened lives was approximately $74,000 and $58,000, respectively.

Revenue Recognition - Revenue is recognized when title transfers at the time of shipment from the Company’s or a third-party fulfillment company’s facility, excluding consignment shipments as discussed below; evidence of an arrangement exists; pricing is fixed or determinable; and collectability is reasonably assured. At the time revenue is recognized, an allowance for estimated returns is established. Any change in the allowance for returns is charged against net sales. The Company’s return policy allows for the return of loose jewels and finished jewelry for credit generally within 30 days of shipment and must be returned for a valid reason, such as quality problems or an error in shipment. From time to time, some wholesale customers may have a contractual right to return a certain percentage of goods for any reason for specified periods of time. In these instances, the Company only recognizes revenue when the contractual right of return is exhausted. Periodically, the Company ships finished goods inventory to wholesale customers on consignment terms. Under these terms, the customer assumes the risk of loss and has an absolute right of return for a specified period that typically ranges from six months to one year. The Company’s wholesale customers are generally required to make payments on consignment shipments within 60 days upon the customer informing the Company that it will keep the inventory. Accordingly, the Company does not recognize revenue on these consignment transactions until the earlier of (1) the customer informing the Company that it will keep the inventory or (2) the expiration of the right of return period.

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

The Company also offers a cooperative advertising program to certain of its wholesale customers that reimburses, via a credit towards future purchases, a portion of their marketing costs based on the customers’ net purchases from the Company and is subject to the customer providing documentation of all advertising performed that includes the Company’s products. For the years ended December 31, 2014 and 2013, these amounts were approximately $321,000 and $1.03 million, respectively, and are included as a component of sales and marketing expenses.

Advertising expenses, inclusive of the cooperative advertising program, for the years ended December 31, 2014 and 2013 were approximately $1.84 million and $2.74 million, respectively.

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

Fair value of stock options using the Black-Scholes-Merton option pricing model is estimated on the date of grant utilizing certain assumptions for dividend yield, expected volatility, risk-free interest rate, and expected lives of the awards, as follows:

•	Dividend yield - Although the Company issued dividends in prior years, a dividend yield of zero is used due to the uncertainty of future dividend payments.

•	Expected volatility - Volatility is a measure of the amount by which a financial variable such as share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company estimates expected volatility giving primary consideration to the historical volatility of its common stock.

•	Risk-free interest rate - The risk-free interest rate is based on the published yield available on U.S. Treasury issues with an equivalent term remaining equal to the expected life of the stock option.

•	Expected lives - The expected lives of the stock options issued in 2014 represent the estimated period of time until exercise or forfeiture and are based on the simplified method of using the mid-point between the vesting term and the original contractual term. Stock options issued prior to 2014 were expensed using expected lives that represented the time until exercise or forfeiture using historical information.

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

Other Comprehensive Income - For the years ended December 31, 2014 and 2013, the Company did not have any other comprehensive income.

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

The following table reconciles the differences between the basic and diluted net loss per share presentations:

	Year Ended December 31,
	2014	2013
Numerator:
Net loss	$(13,097,023)	$(1,291,098)

Denominator:
Weighted average common shares outstanding:
Basic	20,295,618	19,904,170
Stock options	-	-
Diluted	20,295,618	19,904,170

Net loss per common share:
Basic	$(0.65)	$(0.06)
Diluted	$(0.65)	$(0.06)

For the years ended December 31, 2014 and 2013 stock options to purchase approximately 1.67 million and 1.20 million shares, respectively, were excluded from the computation of diluted net loss per common share because the exercise price of the stock options was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to net loss per common share.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15). The amendments in ASU 2014-15 are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, U.S. GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. This standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not expect this ASU will have a material impact on its consolidated financial statements.

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

During 2014, the Company began managing its business primarily through the three distribution channels that it uses to sell its product lines, loose jewels and finished jewelry. Accordingly, the Company determined its three operating and reportable segments to be wholesale distribution transacted through the parent entity, and the two direct-to-consumer distribution channels transacted through the Company’s wholly owned operating subsidiaries, Moissanite.com, LLC and Charles & Colvard Direct, LLC.  The accounting policies of these three segments are the same as those described in Note 2, “Basis of Presentation and Significant Accounting Policies.”

Previously, the Company determined it managed its business through two distribution channels, wholesale distribution and direct-to-consumer.  While the Company has always managed its businesses as three separate operating segments, it previously aggregated the Moissanite.com, LLC and Charles & Colvard Direct, LLC operating segments into a single operating segment for reporting purposes.  The two wholly owned operating subsidiaries that previously were aggregated under the direct-to-consumer segment are now each being presented as a separate reportable segment.  The Company believes aggregation of the two subsidiaries into one reportable segment for reporting purposes is no longer warranted due to changes in how it sources product and sells directly to consumers, including changes in the management structure, strategic initiatives and changes in sales models, made during the year ended December 31, 2014 for each of the two wholly owned subsidiaries.  Certain amounts from 2013 have been reclassified to conform to the current year presentation as a result of this change in reportable segments.

The Company evaluates the financial performance of its segments based on net sales; product line gross profit, or the excess of product line sales over product line cost of goods sold; and operating income (loss). Product line cost of goods sold is defined as product cost of goods sold in each of the Company’s wholesale distribution and two direct-to-consumer distribution operating segments excluding non-capitalized expenses from the Company’s manufacturing and production control departments, comprising personnel costs, depreciation, rent, utilities, and corporate overhead allocations; freight out; inventory valuation allowance adjustments; and other inventory adjustments, comprising costs of quality issues, damaged goods, and inventory write-offs.

The Company allocates certain general and administrative expenses from its parent entity to its two direct-to-consumer distribution segments primarily based on net sales and number of employees. Unallocated expenses, which also include interest and taxes, remain in the parent entity’s wholesale distribution segment.

Summary financial information by reportable segment is as follows:

	Year Ended December 31, 2014
	Wholesale	Moissanite.com	Charles & Colvard Direct	Total
Net sales
Loose jewels	$12,324,045	600,505	1,820	12,926,370
Finished jewelry	8,452,800	2,812,158	1,449,321	12,714,279
Total	$20,776,845	3,412,663	1,451,141	25,640,649

Product line cost of goods sold
Loose jewels	$7,458,355	100,851	7,623	7,566,829
Finished jewelry	6,584,937	1,371,056	472,189	8,428,182
Total	$14,043,292	1,471,907	479,812	15,995,011

Product line gross profit
Loose jewels	$4,865,690	499,654	(5,803)	5,359,541
Finished jewelry	1,867,863	1,441,102	977,132	4,286,097
Total	$6,733,553	1,940,756	971,329	9,645,638

Operating loss	$(4,802,435)	(1,265,035)	(2,976,754)	(9,044,224)

Depreciation and amortization	$887,287	174,562	46,106	1,107,955

Total assets	$51,183,888	128,049	114,460	51,426,397

Capital expenditures	$1,093,055	1,386	1,262	1,095,703

	Year Ended December 31, 2013
	Wholesale	Moissanite.com	Charles & Colvard Direct	Total
Net sales
Loose jewels	$18,136,062	347,933	-	18,483,995
Finished jewelry	7,438,340	2,152,018	412,834	10,003,192
Total	$25,574,402	2,499,951	412,834	28,487,187

Product line cost of goods sold
Loose jewels	$7,588,838	53,941	3,596	7,646,375
Finished jewelry	4,094,157	1,095,489	109,926	5,299,572
Total	$11,682,995	1,149,430	113,522	12,945,947

Product line gross profit
Loose jewels	$10,547,224	293,992	(3,596)	10,837,620
Finished jewelry	3,344,183	1,056,529	302,908	4,703,620
Total	$13,891,407	1,350,521	299,312	15,541,240

Operating income (loss)	$3,652,153	(1,951,526)	(3,280,911)	(1,580,284)

Depreciation and amortization	$481,993	263,372	117,318	862,683

Total assets	$61,702,449	469,217	152,186	62,323,852

Capital expenditures	$744,679	47,801	7,887	800,367

A reconciliation of the Company’s product line cost of goods sold to cost of goods sold as reported in the consolidated financial statements is as follows:

	Year Ended December 31,
	2014	2013
Product line cost of goods sold	$15,995,011	$12,945,947
Non-capitalized manufacturing and production control expenses	949,385	532,928
Freight out	284,944	201,911
Inventory valuation allowances	295,000	264,000
Other inventory adjustments	488,995	655,391
Cost of goods sold	$18,013,335	$14,600,177

The Company’s net inventories by product line maintained in the parent entity’s wholesale distribution segment are as follows:

	December 31,
	2014	2013
Loose jewels
Raw materials	$4,658,692	$3,311,375
Work-in-process	5,752,103	9,526,769
Finished goods	21,495,873	20,002,881
Finished goods on consignment	46,284	32,948
Total	$31,952,952	$32,873,973

Finished jewelry
Raw materials	$258,707	$270,043
Work-in-process	540,576	764,355
Finished goods	5,557,417	8,117,035
Finished goods on consignment	578,200	299,514
Total	$6,934,900	$9,450,947

Supplies inventories of approximately $51,000 and $87,000 at December 31, 2014 and 2013, respectively, included in finished goods inventories in the consolidated financial statements are omitted from inventories by product line because they are used in both product lines and are not maintained separately. The Company’s two operating subsidiaries comprising the two direct-to-consumer distribution segments carry no net inventories, and inventory is transferred without intercompany markup from the parent entity’s wholesale distribution segment as product line cost of goods sold when sold to the end consumer.

The Company recognizes sales by geographic area based on the country in which the customer is based. A portion of the Company’s international wholesale distribution segment sales represents products sold internationally that may be re-imported to U.S. retailers. Sales to international end consumers made by the Company’s two direct-to-consumer distribution segments are included in U.S. sales because products are shipped and invoiced to a U.S.-based intermediary party that assumes all international shipping and credit risks. The following presents certain data by geographic area:

	Year Ended December 31,
	2014	2013
Net sales
United States	$22,101,974	$20,684,397
International	3,538,675	7,802,790
Total	$25,640,649	$28,487,187

	December 31,
	2014	2013
Property and equipment, net
United States	$1,859,355	$1,717,692
International	-	-
Total	$1,859,355	$1,717,692

	December 31,
	2014	2013
Intangible assets, net
United States	$39,050	$70,830
International	177,897	255,037
Total	$216,947	$325,867

4.	FAIR VALUE MEASUREMENTS

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

Assets that are measured at fair value on a non-recurring basis include property and equipment, leasehold improvements, and intangible assets, comprising patents, license rights, and trademarks. These items are recognized at fair value when they are considered to be impaired.  As of December 31, 2014, no assets were identified for impairment. Level 3 inputs are primarily based on the estimated future cash flows of the asset determined by market inquiries to establish fair market value of used machinery or future revenue expected to be generated with the assistance of patents, license rights, and trademarks.

5.	INVENTORIES

The Company’s total inventories, net of reserves, consisted of the following as of December 31, 2014 and 2013:

	December 31,
	2014	2013
Raw materials	$4,917,399	$3,581,418
Work-in-process	6,292,679	10,291,124
Finished goods	27,985,067	28,771,098
Finished goods on consignment	677,484	407,462
Less inventory reserves	(934,000)	(639,000)
Total	$38,938,629	$42,412,102

Short-term portion	$13,320,639	$13,074,428
Long-term portion	25,617,990	29,337,674
Total	$38,938,629	$42,412,102

Periodically, the Company ships finished goods inventory to wholesale customers on consignment terms. Under these terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. Finished goods on consignment at December 31, 2014 and 2013 are net of shrinkage reserves of $53,000 and $75,000, respectively, to allow for certain loose jewels and finished jewelry on consignment with wholesale customers that may not be returned or may be returned in a condition that does not meet the Company’s current grading or quality standards.

Total net loose jewel inventories at December 31, 2014 and 2013, including inventory on consignment net of reserves, were $31.95 million and $32.87 million, respectively. The loose jewel inventories at December 31, 2014 and 2013 include shrinkage reserves of $17,000 and $2,000, respectively, which includes $17,000 and $0 of shrinkage reserves on inventory on consignment at December 31, 2014 and 2013, respectively. Loose jewel inventories at December 31, 2014 and 2013 also include recuts reserves of $216,000 and $172,000, respectively.

Total net jewelry inventories at December 31, 2014 and December 31, 2013, including inventory on consignment net of reserves, finished jewelry featuring moissanite manufactured by the Company since entering the finished jewelry business in 2010, and fashion finished jewelry purchased by the Company for sale through Lulu Avenue®, were $6.93 million and $9.45 million, respectively. Jewelry inventories consist primarily of finished goods, a portion of which the Company acquired as part of a January 2009 settlement agreement with a former manufacturer customer to reduce the outstanding receivable to the Company. Due to the lack of a plan to market this inventory at that time, a jewelry inventory reserve was established to reduce the majority of the acquired jewelry inventory value to scrap value, or the amount the Company would expect to obtain by melting the gold in the jewelry and returning to loose-jewel finished goods inventory those jewels that meet grading standards. The scrap reserve established for this acquired inventory at the time of the agreement is adjusted at each reporting period for the market price of gold and has generally declined as the associated jewelry is sold down. At December 31, 2014, the balance decreased to $101,000 from $106,000 at December 31, 2013 as a result of sell down of the inventory during the year and scraping the finished jewelry. Because the finished jewelry the Company began manufacturing in 2010 after it entered that business was made pursuant to an operational plan to market and sell the inventory, it is not subject to this reserve. The finished jewelry inventories at December 31, 2014 and December 31, 2013 also include shrinkage reserves of $192,000 and $180,000, respectively, which includes shrinkage reserves of $36,000 and $75,000 on inventory on consignment, respectively; and a repairs reserve of $127,000 and $51,000, respectively.  During the years ended December 31, 2014 and 2013, the Company identified certain fashion finished jewelry inventory that could not be sold due to damage or branding issues, and established an obsolescence reserve of $250,000 and $128,000, respectively, for the carrying costs in excess of any estimated scrap values.  As of December 31, 2014, we identified certain finished jewelry featuring moissanite that was obsolete and established an obsolescence reserve of $31,000 for the carrying costs in excess of any estimated scrap values.  No obsolescence reserve requirement relating to our finished jewelry featuring moissanite existed as of December 31, 2013.

6.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2014	2013
Computer software	$1,622,806	$1,739,734
Machinery and equipment	818,362	850,039
Computer hardware	750,776	820,535
Leasehold improvements	1,002,357	457,856
Furniture and fixtures	259,944	319,100
Total	4,454,245	4,187,264
Less accumulated depreciation	(2,594,890)	(2,469,572)
Property and equipment, net	$1,859,355	$1,717,692

Depreciation expense for the years ended December 31, 2014 and 2013 was approximately $946,000 and $731,000, respectively.

7.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31,		Weighted Average Amortization Period
	2014	2013	(in Years)
Patents	$912,862	$858,397	1.4
Trademarks	50,208	51,356	3.0
License rights	6,718	6,718	0.0
Total	969,788	916,471
Less accumulated amortization	(752,841)	(590,604)
Intangible assets, net	$216,947	$325,867

Amortization expense for the years ended December 31, 2014 and 2013 was approximately $162,000 and $131,000, respectively. Amortization expense on existing intangible assets is estimated to be $146,000 per year for 2015, $61,000 for 2016, and $8,000 for 2017.

8.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

In March 2004, the Company entered into a seven-year lease, beginning in August 2004, for approximately 16,500 square feet of mixed-use space from an unaffiliated third party at a base cost with escalations throughout the lease term plus additional common-area expenses based on the Company’s proportionate share of the lessor’s operating costs. The lease provided for two rent holidays, during which no rent was payable, and a moving allowance. In January 2011, the Company amended the lease effective January 1, 2011 to extend the term through January 2017 in exchange for a reduced rental rate and 50% rent abatement in the first 12 months of the extended term.  The amended lease included 3% annual rent escalations and a one-time option to terminate the lease effective as of July 31, 2014. The Company exercised this right to terminate the lease by giving notice to the lessor prior to October 31, 2013.  The cost to terminate the lease effective July 31, 2014 was approximately $112,000, which the Company paid at the time notice was given to terminate the lease.  This amount reflects all unamortized lease transaction costs, including, without limitation, all rent abated since January 1, 2011, plus two months’ rent at the then-current rental rate.  On December 9, 2013, the Company entered into a Lease Agreement, as amended on December 23, 2013 and April 15, 2014 (the “Lease Agreement”), for a new corporate headquarters, which occupies approximately 36,350 square feet of office, storage, and light manufacturing space. The Company took possession of the leased property on May 23, 2014 once certain improvements to the leased space were completed, and did not have access to the property before this date.  These improvements and other lease signing and moving incentives offered by the landlord totaled approximately $550,000 and $73,000, respectively, which will be amortized over the life of the lease until October 31, 2021.  Included in the Lease Agreement is a seven-month rent abatement period effective June 2014 through December 2014.

The Company recognizes rent expense on a straight-line basis, giving consideration to the rent holidays and escalations, the lease signing and moving allowance to be paid to the Company, and the rent abatement.

As of December 31, 2014, the Company’s future minimum payments under the operating leases were as follows:

2015	$553,905
2016	569,138
2017	584,789
2018	600,871
2019	617,395
Thereafter	1,176,330
Total	$4,102,428

Rent expense for the years ended December 31, 2014 and 2013 was approximately $373,000 and $336,000, respectively.

Purchase Commitments

On June 6, 1997, the Company entered into an amended and restated exclusive supply agreement with Cree, Inc. (“Cree”). The exclusive supply agreement had an initial term of ten years that was extended in January 2005 to July 2015. In connection with the amended and restated exclusive supply agreement, the Company committed to purchase from Cree a minimum of 50%, by dollar volume, of its raw material SiC crystal requirements. If the Company’s orders required Cree to expand beyond specified production levels, the Company committed to purchase certain minimum quantities. Effective February 8, 2013, the Company entered into an amendment to a prior letter agreement with Cree, which provided a framework for the Company’s purchases of SiC crystals under the amended and restated exclusive supply agreement. Pursuant to this amendment, the Company agreed to purchase at least $4.00 million of SiC crystals in an initial new order. After the initial new order, the Company agreed to issue non-cancellable, quarterly orders that must equal or exceed a set minimum order quantity. The total purchase commitment under the amendment (as subsequently amended) until July 2015, including the initial new order, was dependent upon the grade of the material and ranged between approximately $7.64 million and approximately $18.56 million.

On December 12, 2014, the Company entered into a new exclusive supply agreement with Cree (the “New Supply Agreement”), which superseded and replaced (with respect to materials ordered subsequent to the effective date of the New Supply Agreement) the exclusive supply agreement that was set to expire in 2015.  Under the New Supply Agreement, subject to certain terms and conditions, the Company agreed to exclusively purchase from Cree, and Cree agreed to exclusively supply, 100% of the Company’s required SiC materials in quarterly installments that must equal or exceed a set minimum order quantity. The initial term of the New Supply Agreement will expire on June 24, 2018, unless extended by the parties. The Company also has one option to unilaterally extend the term of the agreement for an additional two-year period, subject to certain conditions.  The Company’s total purchase commitment under the New Supply Agreement until June 2018 is dependent upon the size of the SiC material and ranges between approximately $29.6 million and approximately $31.5 million.

During the year ended December 31, 2014 and 2013, the Company purchased approximately $5.84 million and $12.56 million, respectively, of SiC crystals from Cree.

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

The Line of Credit was also governed by a loan agreement, dated September 20, 2013, and was guaranteed by Charles & Colvard Direct, LLC, and Moissanite.com, LLC. The Line of Credit was secured by a lien on substantially all assets of the Company and its subsidiaries.

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

The Credit Facility is secured by a lien on substantially all assets of the Borrowers, each of which is jointly and severally liable for all obligations thereunder.  Wells Fargo’s security interest in certain SiC materials is subordinate to Cree’s security interest in such materials pursuant to the New Supply Agreement and an Intercreditor Agreement with Wells Fargo.

The Credit Facility is evidenced by a credit and security agreement, dated as of June 25, 2014 and amended as of September 16, 2014 and December 12, 2014 (collectively, the “Credit Agreement”), and customary ancillary documents. The Credit Agreement contains customary covenants, representations and cash dominion provisions, including a financial reporting covenant and limitations on dividends, distributions, debt, contingent obligations, liens, loans, investments, mergers, acquisitions, divestitures, subsidiaries, affiliate transactions, and changes in control.

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

As of December 31, 2014, the Company had not borrowed against the Credit Facility.

10.	SHAREHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, no par value. As of December 31, 2014 and 2013, it had 20,382,333 and 20,197,301 shares of common stock outstanding, respectively. Holders of common stock are entitled to one vote for each share held.

In November 2009, the Board of Directors authorized a repurchase program for up to 1,000,000 shares of the Company’s common stock. On August 6, 2013, the Board authorized the extension of the Company’s share repurchase program for an additional 12 months. The program, which was originally authorized on November 13, 2009, authorized the Company to repurchase up to 1,000,000 shares of the Company’s common stock until August 12, 2014 in open market or in privately negotiated transactions. The Company expected to use available cash to finance these purchases and would determine the timing and amount of stock repurchases based on the Company’s evaluation of market conditions, the market price of the Company’s common stock, and management’s assessment of the Company’s liquidity and cash flow needs. The Company had no obligations to repurchase shares under the program and the program could be suspended or terminated at any time. As of December 31, 2013, the Company had repurchased an aggregate of 190,787 shares, and 809,213 shares of the Company’s common stock remained available for repurchase under the program.  The Company did not repurchase any shares under this program during the years ended December 31, 2014 or 2013.  The Company did not extend the plan past its expiration due to covenants within the Credit Facility described in Note 9, “Line of Credit.”

Preferred Stock

The Board of Directors is authorized, without further shareholder approval, to issue up to 10,000,000 shares of preferred stock, no par value. The preferred stock may be issued from time to time in one or more series. No shares of preferred stock had been issued as of December 31, 2014.

Equity Compensation Plans

1997 Omnibus Stock Plan

In 1997, the Company adopted the 1997 Omnibus Stock Plan of Charles & Colvard, Ltd. (the “1997 Omnibus Plan”). The 1997 Omnibus Plan authorized the Company to grant stock options, stock appreciation rights, and restricted stock awards (collectively, “awards”) to selected employees, independent contractors, and directors of the Company and related corporations in order to promote a closer identification of their interests with those of the Company and its shareholders. All stock options granted under the 1997 Omnibus Plan have an exercise price equal to the market price of the Company’s common stock on the date the stock option was granted. Stock options granted to employees under the 1997 Omnibus Plan generally vest over three years and have terms of up to 10 years, with the exception of stock options granted in 2005 under the Executive Compensation Plan (which is governed by and subject to the 1997 Omnibus Plan) that vested immediately and stock options granted in 2006 under the Executive Compensation Plan that vested at the end of three years. Stock options granted to the Board of Directors under the 1997 Omnibus Plan generally vested over one year and have terms of up to 10 years. The terms of stock options granted to independent contractors varied depending on the specific grant, but the terms are no longer than 10 years. Restricted stock awards granted to members of the Board of Directors vested at the end of one year. The 1997 Omnibus Plan expired (with respect to future grants) on September 30, 2007. As of December 31, 2014 and 2013, there were 11,776 and 20,051 stock options outstanding under the 1997 Omnibus Plan, respectively.

2008 Stock Incentive Plan

In May 2008, the shareholders of the Company approved the adoption of the Charles & Colvard, Ltd. 2008 Stock Incentive Plan (the “2008 Plan”), which replaced the 1997 Omnibus Plan. The 2008 Plan authorizes the Company to grant stock options, stock appreciation rights, restricted stock, and other equity awards to selected employees, directors, and independent contractors. The aggregate number of shares of the Company’s common stock that may be issued pursuant to awards granted under the 2008 Plan shall not exceed the sum of 3,000,000 plus any shares of common stock subject to an award granted under the 1997 Omnibus Plan or any other stock incentive plan maintained by the Company prior to the 2008 Plan (each, a “Prior Plan”) that is forfeited, cancelled, terminated, expires, or lapses for any reason without the issuance of shares pursuant to the award, or shares subject to an award granted under a Prior Plan which shares are forfeited to, or repurchased or reacquired by, the Company. Stock options granted to employees under the 2008 Plan generally vest over three years and have terms of up to 10 years. The vesting schedules and terms of stock options granted to independent contractors vary depending on the specific grant, but the terms are no longer than 10 years. Restricted stock awards granted to members of the Board of Directors vest at the end of one year on the date of the Annual Meeting of Shareholders. The vesting schedules of restricted stock awards granted to employees or independent contractors vary depending on the specific grant but are generally three years or less. Only stock options and restricted stock have been granted under the 2008 Plan. As of December 31, 2014 and 2013, there were 1,654,170 and 1,186,846 stock options outstanding under the 2008 Plan, respectively.

Stock-Based Compensation

The following table summarizes the components of the Company’s stock-based compensation included in net loss:

	Year Ended December 31,
	2014	2013
Employee stock options	$840,568	$791,833
Restricted stock awards	846,955	886,274
Income tax benefit	-	(309,607)
Total	$1,687,523	$1,368,500

Due to the Company’s valuation allowance against deferred tax assets as discussed further in Note 11, “Income Taxes,” the income tax benefit for 2014 was fully reserved.

No stock-based compensation was capitalized as a cost of inventory during the years ended December 31, 2014 and 2013.

Stock Options

The following is a summary of the stock option activity for the years ended December 31, 2014 and 2013:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2012	1,147,847	$2.31
Granted	436,002	$4.59
Exercised	(197,848)	$2.13
Forfeited	(101,831)	$2.47
Expired	(79,873)	$2.36
Outstanding, December 31, 2013	1,204,297	$3.14
Granted	535,000	$2.49
Exercised	-	$-
Forfeited	(30,775)	$2.51
Expired	(42,576)	$3.64
Outstanding, December 31, 2014	1,665,946	$2.93

The weighted average grant date fair value of stock options granted during the years ended December 31, 2014 and 2013 was $1.67 and $3.25, respectively. The total fair value of stock options that vested during the years ended December 31, 2014 and 2013 was approximately $805,000 and $691,000, respectively. The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions for stock options granted during the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
Dividend yield	0.0%	0.0%
Expected volatility	81.1%	92.9%
Risk-free interest rate	1.77%	1.01%
Expected lives (years)	5.8	5.0

The following table summarizes information about stock options outstanding at December 31, 2014:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Balance as of 12/31/2014	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 12/31/2014	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 12/31/2014	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
1,665,946	7.66	$2.93	1,056,203	6.85	$2.73	1,585,478	7.57	$2.93

As of December 31, 2014, the unrecognized stock-based compensation expense related to unvested stock options was approximately $1.09 million, which is expected to be recognized over a weighted average period of approximately 23 months.

The aggregate intrinsic value of stock options outstanding, exercisable, and vested or expected to vest at December 31, 2014 was approximately $301,000, $288,000, and $298,000, respectively. These amounts are before applicable income taxes and represent the closing market price of the Company’s common stock at December 31, 2014 less the grant price, multiplied by the number of stock options that had a grant price that is less than the closing market price. This amount represents the amount that would have been received by the optionees had these stock options been exercised on that date. During the years ended December 31, 2014 and 2013, the aggregate intrinsic value of stock options exercised was approximately $0 and $819,000, respectively.

Restricted Stock

The following is a summary of the restricted stock activity for the years ended December 31, 2014 and 2013:

	Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2012	191,843	$3.38
Granted	345,403	$4.48
Vested	(186,343)	$3.76
Canceled	-	$-
Unvested, December 31, 2013	350,903	$4.26
Granted	185,032	$2.09
Vested	(248,929)	$3.77
Canceled	-	$-
Unvested, December 31, 2014	287,006	$3.29

As of December 31, 2014, the unrecognized stock-based compensation expense related to unvested restricted stock was approximately $570,000, which is expected to be recognized over a weighted average period of approximately 14 months.

Dividends

The Company has not paid any cash dividends during the years ended December 31, 2014 and 2013.

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

Income tax net (expense) benefit comprises the following:

	Year Ended December 31,
	2014	2013
Current:
Federal	$-	$-
State	(7,749)	(22,929)
Total	(7,749)	(22,929)

Deferred:
Federal	(3,691,163)	408,871
State	(353,051)	(116,657)
Total	(4,044,214)	292,214
Income tax net (expense) benefit	$(4,051,963)	$269,285

Significant components of the Company’s deferred income tax assets are as follows:

	December 31,
	2014	2013
Current:
Reserves and accruals	$1,472,997	$1,298,557
Prepaid expenses	(48,427)	(42,801)
Valuation allowance	(1,424,570)	(57,924)
Total	$-	$1,197,832

	December 31,
	2014	2013
Noncurrent:
Federal NOL carryforwards	$4,185,179	$1,884,118
State NOL carryforwards	616,655	460,652
Hong Kong NOL carryforwards	995,566	995,566
Federal benefit on state taxes under uncertain tax positions	128,026	123,865
Stock-based compensation	189,045	30,724
Investment loss	9,373	9,429
Research tax credit	434,637	434,637
Alternative minimum tax credit	348,264	348,264
Contributions carryforward	3,929	1,095
Depreciation	(418,154)	(366,863)
Accrued rent	297,362	-
Loss on impairment of long-lived assets	53,533	53,395
Valuation allowance	(6,843,415)	(1,132,991)
Total	-	2,841,891
Total deferred income tax assets, net	$-	$4,039,723

A reconciliation between expected income taxes, computed at the statutory federal income tax rate of 34% applied to pretax accounting loss, and the income tax benefit (expense) included in the consolidated statements of operations for the years ended December 31, 2014 and 2013 is as follows:

	Year Ended December 31,
	2014	2013
Anticipated income tax benefit at statutory rate	$3,075,321	$530,529
State income tax benefit (expense), net of federal tax effect	215,109	(90,099)
Capital loss carryforward expiration	-	(44,750)
Income tax effect of uncertain tax positions	(8,080)	(12,180)
Return to provision adjustments	(2,751)	(8,092)
Stock-based compensation	(279,985)	(81,564)
Other changes in deferred income tax assets, net	25,493	(25,416)
(Increase) decrease in valuation allowance	(7,077,070)	857
Income tax net (expense) benefit	$(4,051,963)	$269,285

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. The Company determined that sufficient positive evidence existed as of December 31, 2013 to conclude that it is more likely than not that certain deferred tax assets of $4.04 million were realizable and recorded approximately $281,000 of income tax benefit to adjust these deferred tax assets.  A valuation allowance remained at December 31, 2013 against certain deferred tax assets relating to state net operating loss carryforwards from the Company’s e-commerce and home party operating subsidiaries due to the timing uncertainty of when the subsidiaries will generate cumulative positive taxable income to utilize the associated deferred tax assets. A valuation allowance also remained at December 31, 2013 against certain deferred tax assets relating to investment loss carryforwards because the Company did not anticipate it would generate sufficient investment income to utilize the carryforwards.  The Company also previously considered various strategic alternatives, resulting in management determining that a valuation allowance was not necessary at that time.  During the three months ended June 30, 2014, the Company’s management determined that such strategic alternatives were no longer in the best interest of the Company.  Accordingly, the Company’s management concluded that the positive evidence was no longer sufficient to offset available negative evidence, primarily as a result of the pre-tax operating losses incurred during the six months ended June 30, 2014, and forecasted to continue through the remainder of 2014.   As a result, the Company’s management concluded that it was uncertain that the Company would have sufficient future taxable income to utilize its deferred tax assets, and therefore, the Company established a valuation allowance against its deferred tax assets, resulting in a tax expense of $4.04 million for the year ended December 31, 2014.  During the year ended December 31, 2014, the Company also recognized approximately $12,000 of income tax expense for interest associated with uncertain tax positions.

As of December 31, 2014, the Company had approximately $882,000 of remaining federal income tax credits, $533,000 of which expire between 2018 and 2021 and the balance without an expiration, which can be carried forward to offset future income taxes. As of December 31, 2014, the Company had federal tax net operating loss carryforwards under U.S. GAAP of approximately $12.44 million, expiring between 2020 and 2034, which can be used to offset against future federal taxable income, North Carolina tax net operating loss carryforwards across all of the entities of approximately $14.64 million expiring between 2023 and 2029, and various other state tax net operating loss carryforwards expiring between 2016 and 2034, which can be used to offset against future state taxable income.

As of December 31, 2014, there was approximately $6.03 million in net operating loss carryforwards in Hong Kong. In accordance with the Hong Kong tax code, these amounts can be carried forward indefinitely to offset future taxable income in Hong Kong. The Company’s deferred tax assets in Hong Kong were fully reserved with a valuation allowance of $996,000 as of December 31, 2014 and 2013 and had been fully reserved in all prior periods due to the uncertainty of future taxable income in this jurisdiction to utilize the deferred tax assets.

Uncertain Tax Positions

The gross liability for income taxes associated with uncertain tax positions at December 31, 2014 was approximately $506,000. This amount is shown net of approximately $98,000 recorded as a direct reduction to the associated deferred tax asset. The gross liability, if recognized, would favorably affect the Company’s effective tax rate.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of the provision for income taxes. For each of the years ended December 31, 2014 and 2013, the Company accrued approximately $12,000 of interest and penalties associated with uncertain tax positions.  Including the interest and penalties recorded for uncertain tax positions, there is a total of approximately $139,000 and $127,000 of interest and penalties included in the accrued income tax liability for uncertain tax positions at December 31, 2014 and 2013, respectively. To the extent interest and penalties are not ultimately incurred with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

In all of the significant federal and state jurisdictions where it is required to file income tax returns, the Company has analyzed filing positions for all tax years in which the statute of limitations is open. The only periods subject to examination by the major tax jurisdictions where the Company does business are the 2011 through 2013 tax years. The Company does not believe that the outcome of any examination will have a material impact on its consolidated financial statements and does not expect settlement on any uncertain tax positions within the next 12 months.

The following summarizes the activity related to the Company’s gross liability for uncertain tax positions from January 1, 2013 through December 31, 2014:

Balance as of January 1, 2013	$482,510
Increases related to prior year tax positions	11,712
Balance as of December 31, 2013	494,222
Increases related to prior year tax positions	12,241
Balance as of December 31, 2014	$506,463

12.	MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

As of December 31, 2014 and 2013, one customer accounted for 28% and 21%, respectively, of trade accounts receivable.  One other customer accounted for 11% of trade accounts receivable as of December 31, 2014, but did not account for a significant amount in the prior year.

A significant portion of sales is derived from certain customer relationships. The following is a summary of customers that represent greater than or equal to 10% of total gross sales:

	Year Ended December 31,
	2014	2013
Customer A	28%	19%
Customer B	10%	9%

13.	EMPLOYEE BENEFIT PLAN

All full-time employees who meet certain age and length of service requirements are eligible to participate in the Company’s 401(k) Plan. The plan provides for matching contributions by the Company in such amounts as the Board of Directors may annually determine, as well as a 401(k) option under which eligible participants may defer a portion of their salaries. The Company contributed a total of $129,000 and $79,000 to the plan during the years ended December 31, 2014 and 2013, respectively.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. During the three months ended December 31, 2014, we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In making the assessment of internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment and those criteria, management determined that our internal control over financial reporting was effective as of December 31, 2014.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Item 14.	Principal Accounting Fees and Services

The information called for in Items 10 through 14 is incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of fiscal 2014.

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

10.1
Amended and Restated Exclusive Supply Agreement, dated as of June 6, 1997, between Cree Research, Inc. and C3, Inc. (incorporated herein by reference to Exhibit 10.11 to our Registration Statement on Form S-1 (File No. 333-36809), as filed with the SEC on September 30, 1997)*

10.2
Notice of Extension of Amended and Restated Exclusive Supply Agreement, dated January 6, 2005, from Charles & Colvard, Ltd. to Cree, Inc. (incorporated herein by reference to Exhibit 10.69 to our Current Report on Form 8-K, as filed with the SEC on January 7, 2005)

10.3
Letter Agreement, dated January 31, 1996, between Cree Research, Inc. and C3, Inc. (incorporated herein by reference to Exhibit 10.14 to our Registration Statement on Form S-1 (File No. 333-36809), as filed with the SEC on September 30, 1997)*

10.4
Letter Agreement, dated November 12, 2007, between Cree, Inc. and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.108 to our Current Report on Form 8-K, as filed with the SEC on November 13, 2007)*

10.5
Letter Agreement, dated September 18, 2008, between Cree, Inc. and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.123 to our Current Report on Form 8-K, as filed with the SEC on September 24, 2008)

10.6
Letter Agreement, effective March 22, 2010, between Cree, Inc. and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the year ended December 31, 2009)*

10.7
Amendment to Letter Agreement, effective February 8, 2013, between Charles & Colvard, Ltd. and Cree, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on February 14, 2012)*

10.8
Second Amendment to Letter Agreement, dated September 5, 2013, between Charles & Colvard, Ltd. and Cree, Inc. (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)*

10.9
Exclusive Supply Agreement, dated as of December 12, 2014, by and among Charles & Colvard, Ltd., Cree, Inc. and, solely for purposes of Section 6(c) of the Exclusive Supply Agreement, Charles & Colvard Direct, LLC and Moissanite.com, LLC (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on December 16, 2014)*

10.10
Letter Agreement, dated February 9, 2005 and effective February 21, 2005, between The Bell Group, d/b/a Rio Grande and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.73 to our Current Report on Form 8-K, as filed with the SEC on February 23, 2005)*

10.11
Letter Agreement, effective July 11, 2008, between Samuel Aaron Inc. and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.120 to our Current Report on Form 8-K, as filed with the SEC on July 17, 2008)*

10.12
Licensing Agreement, dated July 11, 2008, by and between Charles and Colvard, Ltd. and Samuel Aaron Inc. (incorporated herein by reference to Exhibit 10.121 to our Current Report on Form 8-K, as filed with the SEC on July 17, 2008)

10.13
Loan Agreement, dated September 20, 2013, between Charles & Colvard, Ltd. and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on September 24, 2013)

10.14
Committed Line of Credit Note, dated September 20, 2013, by Charles & Colvard, Ltd. in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on September 24, 2013)

10.15
Credit and Security Agreement, dated as of June 25, 2014, by and among Charles & Colvard, Ltd., Charles & Colvard Direct, LLC, Moissanite.com, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on June 30, 2014)

10.16
First Amendment to Credit and Security Agreement, dated as of September 16, 2014, by and among Charles & Colvard, Ltd., Charles & Colvard Direct, LLC, Moissanite.com, LLC, and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014)

10.17
Second Amendment to Credit and Security Agreement, dated as of December 12, 2014, by and among Charles & Colvard, Ltd., Charles & Colvard Direct, LLC, Moissanite.com, LLC, and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K, as filed with the SEC on December 16, 2014)

10.18
Intercreditor Agreement, dated as of December 12, 2014, by and among Charles & Colvard, Ltd., Charles & Colvard Direct, LLC, Moissanite.com, LLC,  Cree, Inc., and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on December 16, 2014)

10.19
Lease Agreement, dated March 26, 2004, by and between Duke Realty Limited Partnership and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.62 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

10.20
First Lease Amendment, dated September 22, 2004, by and between Duke Realty Limited Partnership and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the year ended December 31, 2010)

10.21
Second Amendment to Lease Agreement, dated July 30, 2010, by and between Raleigh Flex Owner I, LLC and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2010)

10.22
Third Amendment to Lease Agreement, dated January 1, 2011, by and between Raleigh Flex Owner I, LLC and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the year ended December 31, 2010)

10.23
Lease Agreement, dated December 9, 2013, between Charles & Colvard, Ltd. and Southport Business Park Limited Partnership (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on December 12, 2012)*

10.24
First Amendment to Lease, dated December 23, 2013, between Charles & Colvard, Ltd. and Southport Business Park Limited Partnership (incorporated herein by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 31, 2013)

10.25
Second Amendment to Lease, dated April 15, 2014, between Charles & Colvard, Ltd. and Southport Business Park Limited Partnership (incorporated herein by reference to Exhibit 10.1 to our  Quarterly Report on Form 10-Q for the quarter ended June 30, 2014)

10.26	Board Compensation Program, effective March 16, 2011 (incorporated herein by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the year ended December 31, 2010)+

10.27	Board Compensation Program, effective May 21, 2014 (incorporated herein by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2013)+

10.28	Board Compensation Program, effective January 1, 2015+

10.29
Charles & Colvard, Ltd. 2008 Stock Incentive Plan (incorporated herein by reference to Exhibit 99 to our Registration Statement on Form S-8 (File No. 333-151255), as filed with the SEC on May 29, 2008)+

10.30
Form of Restricted Stock Award Agreement under the Charles & Colvard, Ltd. 2008 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.115 to our Current Report on Form 8-K, as filed with the SEC on June 2, 2008)+

10.31
Form of Employee Incentive Stock Option Agreement under the Charles & Colvard, Ltd. 2008 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.116 to our Current Report on Form 8-K, as filed with the SEC on June 2, 2008)+

10.32
Form of Employee Nonqualified Stock Option Agreement under the Charles & Colvard, Ltd. 2008 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.118 to our Current Report on Form 8-K, as filed with the SEC on June 2, 2008)+

10.33
Form of Director Nonqualified Stock Option Agreement under the Charles & Colvard, Ltd. 2008 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.119 to our Current Report on Form 8-K, as filed with the SEC on June 2, 2008)+

10.34
Form of Director Nonqualified Stock Option Agreement under the Charles & Colvard, Ltd. 2008 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.28 to our Annual Report on Form 10-K for the year ended December 31, 2013)+

10.35	Charles & Colvard, Ltd. Short-Term Incentive Plan, effective January 1, 2014 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on April 21, 2014)+

10.36	Charles & Colvard, Ltd. Long-Term Incentive Program, effective January 1, 2014 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on April 21, 2014)+

10.37
Form of Restricted Stock Award Agreement pursuant to the Charles & Colvard, Ltd. Long-Term Incentive Program (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, as filed with the SEC on April 21, 2014)+

10.38
Form of Employee Nonqualified Stock Option Agreement pursuant to the Charles & Colvard, Ltd. Long-Term Incentive Program (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, as filed with the SEC on April 21, 2014)+

10.39	Corporate Incentive Plan, effective January 1, 2010 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on March 23, 2010)+

10.40	Amended and Restated Corporate Incentive Plan, dated August 30, 2013 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)+

10.41	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.109 to our Current Report on Form 8-K, as filed with the SEC on December 10, 2007)+

10.42
Employment Agreement, effective as of November 5, 2009, by and between Charles & Colvard, Ltd. and Randy N. McCullough (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on November 12, 2009)+

10.43
Employment Agreement, effective as of May 6, 2013, by and between Charles & Colvard, Ltd. and Steve Larkin (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on April 22, 2013)+

10.44
Employment Agreement, effective as of August 5, 2013, by and between Charles & Colvard, Ltd. and Kyle Macemore (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)+

10.45
Consultant Agreement, dated September 28, 2012, between Charles & Colvard, Ltd. and Anne Butler (incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012)+

21.1	Subsidiaries of Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 21.1 to our Annual Report on Form 10-K for the year ended December 31, 2013)

23.1	Consent of BDO USA, LLP

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Charles & Colvard, Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2014 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

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

CHARLES & COLVARD, LTD.

	By:	/s/ Randy N. McCullough
March 13, 2015		Randy N. McCullough
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	By:	/s/ Randy N. McCullough
March 13, 2015		Randy N. McCullough
Director, President and Chief Executive Officer

	By:	/s/ Kyle Macemore
March 13, 2015		Kyle Macemore
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Chief Accounting Officer)

	By:	/s/ Neal I. Goldman
March 13, 2015		Neal I. Goldman
Executive Chairman of the Board of Directors

	By:	/s/ David B. Barr
March 13, 2015		David B. Barr
Director

	By:	/s/ H. Marvin Beasley
March 13, 2015		H. Marvin Beasley
Director

	By:	/s/ Anne M. Butler
March 13, 2015		Anne M. Butler
Director

	By:	/s/ George R. Cattermole
March 13, 2015		George R. Cattermole
Director

	By:	/s/ Ollin B. Sykes
March 13, 2015		Ollin B. Sykes
Director

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Articles of Incorporation of Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2004)

3.2
Bylaws of Charles & Colvard, Ltd., as amended and restated, effective May 19, 2011 (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, as filed with the SEC on May 24, 2011)

4.1	Specimen Certificate of Common Stock (incorporated herein by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 1998)

10.1
Amended and Restated Exclusive Supply Agreement, dated as of June 6, 1997, between Cree Research, Inc. and C3, Inc. (incorporated herein by reference to Exhibit 10.11 to our Registration Statement on Form S-1 (File No. 333-36809), as filed with the SEC on September 30, 1997)*

10.2
Notice of Extension of Amended and Restated Exclusive Supply Agreement, dated January 6, 2005, from Charles & Colvard, Ltd. to Cree, Inc. (incorporated herein by reference to Exhibit 10.69 to our Current Report on Form 8-K, as filed with the SEC on January 7, 2005)

10.3
Letter Agreement, dated January 31, 1996, between Cree Research, Inc. and C3, Inc. (incorporated herein by reference to Exhibit 10.14 to our Registration Statement on Form S-1 (File No. 333-36809), as filed with the SEC on September 30, 1997)*

10.4
Letter Agreement, dated November 12, 2007, between Cree, Inc. and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.108 to our Current Report on Form 8-K, as filed with the SEC on November 13, 2007)*

10.5
Letter Agreement, dated September 18, 2008, between Cree, Inc. and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.123 to our Current Report on Form 8-K, as filed with the SEC on September 24, 2008)

10.6
Letter Agreement, effective March 22, 2010, between Cree, Inc. and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the year ended December 31, 2009)*

10.7
Amendment to Letter Agreement, effective February 8, 2013, between Charles & Colvard, Ltd. and Cree, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on February 14, 2012)*

10.8
Second Amendment to Letter Agreement, dated September 5, 2013, between Charles & Colvard, Ltd. and Cree, Inc. (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)*

10.9
Exclusive Supply Agreement, dated as of December 12, 2014, by and among Charles & Colvard, Ltd., Cree, Inc. and, solely for purposes of Section 6(c) of the Exclusive Supply Agreement, Charles & Colvard Direct, LLC and Moissanite.com, LLC (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on December 16, 2014)*

10.10
Letter Agreement, dated February 9, 2005 and effective February 21, 2005, between The Bell Group, d/b/a Rio Grande and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.73 to our Current Report on Form 8-K, as filed with the SEC on February 23, 2005)*

10.11
Letter Agreement, effective July 11, 2008, between Samuel Aaron Inc. and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.120 to our Current Report on Form 8-K, as filed with the SEC on July 17, 2008)*

10.12
Licensing Agreement, dated July 11, 2008, by and between Charles and Colvard, Ltd. and Samuel Aaron Inc. (incorporated herein by reference to Exhibit 10.121 to our Current Report on Form 8-K, as filed with the SEC on July 17, 2008)

10.13
Loan Agreement, dated September 20, 2013, between Charles & Colvard, Ltd. and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on September 24, 2013)

10.14
Committed Line of Credit Note, dated September 20, 2013, by Charles & Colvard, Ltd. in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on September 24, 2013)

10.15
Credit and Security Agreement, dated as of June 25, 2014, by and among Charles & Colvard, Ltd., Charles & Colvard Direct, LLC, Moissanite.com, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on June 30, 2014)

10.16
First Amendment to Credit and Security Agreement, dated as of September 16, 2014, by and among Charles & Colvard, Ltd., Charles & Colvard Direct, LLC, Moissanite.com, LLC, and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014)

10.17
Second Amendment to Credit and Security Agreement, dated as of December 12, 2014, by and among Charles & Colvard, Ltd., Charles & Colvard Direct, LLC, Moissanite.com, LLC, and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K, as filed with the SEC on December 16, 2014)

10.18
Intercreditor Agreement, dated as of December 12, 2014, by and among Charles & Colvard, Ltd., Charles & Colvard Direct, LLC, Moissanite.com, LLC,  Cree, Inc., and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on December 16, 2014)

10.19
Lease Agreement, dated March 26, 2004, by and between Duke Realty Limited Partnership and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.62 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

10.20
First Lease Amendment, dated September 22, 2004, by and between Duke Realty Limited Partnership and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the year ended December 31, 2010)

10.21
Second Amendment to Lease Agreement, dated July 30, 2010, by and between Raleigh Flex Owner I, LLC and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2010)

10.22
Third Amendment to Lease Agreement, dated January 1, 2011, by and between Raleigh Flex Owner I, LLC and Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the year ended December 31, 2010)

10.23
Lease Agreement, dated December 9, 2013, between Charles & Colvard, Ltd. and Southport Business Park Limited Partnership (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on December 12, 2012)*

10.24
First Amendment to Lease, dated December 23, 2013, between Charles & Colvard, Ltd. and Southport Business Park Limited Partnership (incorporated herein by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 31, 2013)

10.25
Second Amendment to Lease, dated April 15, 2014, between Charles & Colvard, Ltd. and Southport Business Park Limited Partnership (incorporated herein by reference to Exhibit 10.1 to our  Quarterly Report on Form 10-Q for the quarter ended June 30, 2014)

10.26	Board Compensation Program, effective March 16, 2011 (incorporated herein by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the year ended December 31, 2010)+

10.27	Board Compensation Program, effective May 21, 2014 (incorporated herein by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2013)+

10.28	Board Compensation Program, effective January 1, 2015+

10.29
Charles & Colvard, Ltd. 2008 Stock Incentive Plan (incorporated herein by reference to Exhibit 99 to our Registration Statement on Form S-8 (File No. 333-151255), as filed with the SEC on May 29, 2008)+

10.30
Form of Restricted Stock Award Agreement under the Charles & Colvard, Ltd. 2008 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.115 to our Current Report on Form 8-K, as filed with the SEC on June 2, 2008)+

10.31
Form of Employee Incentive Stock Option Agreement under the Charles & Colvard, Ltd. 2008 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.116 to our Current Report on Form 8-K, as filed with the SEC on June 2, 2008)+

10.32
Form of Employee Nonqualified Stock Option Agreement under the Charles & Colvard, Ltd. 2008 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.118 to our Current Report on Form 8-K, as filed with the SEC on June 2, 2008)+

10.33
Form of Director Nonqualified Stock Option Agreement under the Charles & Colvard, Ltd. 2008 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.119 to our Current Report on Form 8-K, as filed with the SEC on June 2, 2008)+

10.34
Form of Director Nonqualified Stock Option Agreement under the Charles & Colvard, Ltd. 2008 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.28 to our Annual Report on Form 10-K for the year ended December 31, 2013)+

10.35	Charles & Colvard, Ltd. Short-Term Incentive Plan, effective January 1, 2014 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on April 21, 2014)+

10.36	Charles & Colvard, Ltd. Long-Term Incentive Program, effective January 1, 2014 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on April 21, 2014)+

10.37
Form of Restricted Stock Award Agreement pursuant to the Charles & Colvard, Ltd. Long-Term Incentive Program (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, as filed with the SEC on April 21, 2014)+

10.38
Form of Employee Nonqualified Stock Option Agreement pursuant to the Charles & Colvard, Ltd. Long-Term Incentive Program (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, as filed with the SEC on April 21, 2014)+

10.39	Corporate Incentive Plan, effective January 1, 2010 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on March 23, 2010)+

10.40	Amended and Restated Corporate Incentive Plan, dated August 30, 2013 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)+

10.41	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.109 to our Current Report on Form 8-K, as filed with the SEC on December 10, 2007)+

10.42
Employment Agreement, effective as of November 5, 2009, by and between Charles & Colvard, Ltd. and Randy N. McCullough (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on November 12, 2009)+

10.43
Employment Agreement, effective as of May 6, 2013, by and between Charles & Colvard, Ltd. and Steve Larkin (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on April 22, 2013)+

10.44
Employment Agreement, effective as of August 5, 2013, by and between Charles & Colvard, Ltd. and Kyle Macemore (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)+

10.45
Consultant Agreement, dated September 28, 2012, between Charles & Colvard, Ltd. and Anne Butler (incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012)+

21.1	Subsidiaries of Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 21.1 to our Annual Report on Form 10-K for the year ended December 31, 2013)

23.1	Consent of BDO USA, LLP

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Charles & Colvard, Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2014 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

*	Asterisks located within the exhibit denote information which has been redacted pursuant to a request for confidential treatment filed with the SEC.

+	Management contract or compensatory plan or arrangement.