Form 10-Q
period 2015-03-31
CHARLES & COLVARD LTD
filed 2015-05-01
CIK 1015155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

As of April 27, 2015, there were 20,554,833 shares of the registrant’s common stock, no par value per share, outstanding.

CHARLES & COLVARD, LTD.

FORM 10-Q
For the Quarterly Period Ended March 31, 2015

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015 (unaudited)	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$5,234,683	$4,007,341
Accounts receivable, net	5,124,509	5,510,253
Inventory, net	13,927,427	13,320,639
Prepaid expenses and other assets	809,870	602,850
Total current assets	25,096,489	23,441,083
Long-term assets:
Inventory, net	23,596,889	25,617,990
Property and equipment, net	1,800,466	1,859,355
Intangible assets, net	180,701	216,947
Other assets	271,914	291,022
Total long-term assets	25,849,970	27,985,314
TOTAL ASSETS	$50,946,459	$51,426,397

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,857,363	$3,286,086
Accrued cooperative advertising	57,000	220,000
Accrued expenses and other liabilities	1,056,148	684,577
Total current liabilities	4,970,511	4,190,663
Long-term liabilities:
Accrued expenses and other liabilities	787,212	809,879
Accrued income taxes	410,775	407,682
Total long-term liabilities	1,197,987	1,217,561
Total liabilities	6,168,498	5,408,224
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value	54,045,875	53,949,001
Additional paid-in capital – stock-based compensation	11,970,868	11,628,503
Accumulated deficit	(21,238,782)	(19,559,331)
Total shareholders’ equity	44,777,961	46,018,173
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$50,946,459	$51,426,397

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2015	2014
Net sales	$8,377,064	$6,067,553
Costs and expenses:
Cost of goods sold	4,843,903	3,663,042
Sales and marketing	2,973,364	2,194,611
General and administrative	2,234,213	1,376,215
Research and development	2,061	1,987
Loss on abandonment of assets	-	2,201
Total costs and expenses	10,053,541	7,238,056
Loss from operations	(1,676,477)	(1,170,503)
Other income (expense):
Interest income	11	29
Interest expense	(17)	(130)
Gain on sale of long-term assets	125	-
Total other income (expense), net	119	(101)
Loss before income taxes	(1,676,358)	(1,170,604)
Income tax net (expense) benefit	(3,093)	107,210
Net loss	$(1,679,451)	$(1,063,394)

Net loss per common share:
Basic	$(0.08)	$(0.05)
Diluted	$(0.08)	$(0.05)

Weighted average number of shares used in computing net loss per common share:
Basic	20,107,504	20,197,301
Diluted	20,107,504	20,197,301

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,679,451)	$(1,063,394)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	218,728	277,798
Stock-based compensation	379,239	376,511
Provision for uncollectible accounts	1,000	-
Provision for sales returns	(579,000)	(810,600)
Provision for inventory reserves	204,000	24,000
Provision for deferred income taxes	-	(110,171)
Loss on abandonment of assets	-	2,201
Gain on sale of long-term assets	(125)	-
Changes in assets and liabilities:
Accounts receivable	963,744	2,251,972
Inventory	1,210,313	(1,347,239)
Prepaid expenses and other assets, net	(187,912)	(21,111)
Accounts payable	571,277	340,080
Accrued cooperative advertising	(163,000)	106,356
Accrued income taxes	3,093	2,961
Other accrued liabilities	348,904	(91,051)
Net cash provided by (used in) operating activities	1,290,810	(61,687)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(117,104)	(28,325)
Patent, license rights, and trademark costs	(6,539)	(7,668)
Proceeds from sale of long-term assets	175	-
Net cash used in investing activities	(123,468)	(35,993)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock option exercises	60,000	-
Net cash provided by financing activities	60,000	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,227,342	(97,680)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,007,341	2,573,405
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,234,683	$2,475,725

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$17	$130
Cash paid during the period for income taxes	$-	$-

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

Basis of Presentation and Principles of Consolidation - The accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, the unaudited statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2015.

The condensed consolidated financial statements as of and for the three months ended March 31, 2015 and 2014 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of December 31, 2014 is derived from the audited financial statements as of that date. The accompanying statements should be read in conjunction with the audited financial statements and related notes, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 13, 2015 (the “2014 Annual Report”).

The accompanying condensed consolidated financial statements as of and for the three months ended March 31, 2015 and 2014 include the accounts of the Company and its wholly owned subsidiaries Moissanite.com, LLC, formed in 2011; Charles & Colvard Direct, LLC, formed in 2011; and Charles & Colvard (HK) Ltd., the Company’s Hong Kong subsidiary that became a dormant entity in the second quarter of 2009 and the operations of which ceased in 2008. All intercompany accounts have been eliminated.

Significant Accounting Policies - In the opinion of the Company’s management, the significant accounting policies used for the three months ended March 31, 2015 are consistent with those used for the year ended December 31, 2014. Accordingly, please refer to the 2014 Annual Report for the Company’s significant accounting policies.

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

Reclassifications - Certain amounts in the prior year’s condensed consolidated financial statements have been reclassified to conform to the current year presentation, primarily amounts described in Note 3, “Segment Information and Geographic Data” related to changes in the Company’s reportable segments.

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

During 2014, the Company began managing its business primarily through the three distribution channels that it uses to sell its product lines, loose jewels and finished jewelry. Accordingly, the Company determined its three operating and reportable segments to be wholesale distribution transacted through the parent entity, and the two direct-to-consumer distribution channels transacted through the Company’s wholly owned operating subsidiaries, Moissanite.com, LLC and Charles & Colvard Direct, LLC.  The accounting policies of these three segments are the same as those described in Note 2, “Basis of Presentation and Significant Accounting Policies” of this Quarterly Report on Form 10-Q and in the Notes to the Consolidated Financial Statements in the 2014 Annual Report.

Previously, the Company determined it managed its business through two distribution channels, wholesale distribution and direct-to-consumer.  While the Company has always managed its businesses as three separate operating segments, it previously aggregated the Moissanite.com, LLC and Charles & Colvard Direct, LLC operating segments into a single reportable segment for reporting purposes.  The two wholly owned operating subsidiaries that previously were aggregated under the direct-to-consumer segment are now each being presented as a separate reportable segment.  The Company believes aggregation of the two subsidiaries into one reportable segment for reporting purposes is no longer warranted due to changes in how it sources product and sells directly to consumers, including changes in the management structure, strategic initiatives and changes in sales models, made during the year ended December 31, 2014 for each of the two wholly owned subsidiaries.  Certain amounts for the three months ended March 31, 2014 have been reclassified to conform to the current period presentation as a result of this change in reportable segments.

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

Summary financial information by reportable segment is as follows:

	Three Months Ended March 31, 2015
	Wholesale	Moissanite.com	Charles & Colvard Direct	Total
Net sales
Loose jewels	$3,687,893	$133,266	$-	$3,821,159
Finished jewelry	2,224,267	970,660	1,360,978	4,555,905
Total	$5,912,160	$1,103,926	1,360,978	8,377,064

Product line cost of goods sold
Loose jewels	$2,202,103	$19,071	$-	$2,221,174
Finished jewelry	1,227,810	480,360	319,775	2,027,945
Total	$3,429,913	$499,431	$319,775	$4,249,119

Product line gross profit
Loose jewels	$1,485,790	$114,195	$-	$1,599,985
Finished jewelry	996,457	490,300	1,041,203	2,527,960
Total	$2,482,247	$604,495	$1,041,203	$4,127,945

Operating loss	$(234,485)	(403,420)	(1,038,572)	$(1,676,477)

Depreciation and amortization	$160,640	31,707	26,381	$218,728

Capital expenditures	$109,564	533	7,007	$117,104

	Three Months Ended March 31, 2014
	Wholesale	Moissanite.com	Charles & Colvard Direct	Total
Net sales
Loose jewels	$3,533,784	$146,940	$-	$3,680,724
Finished jewelry	1,619,831	561,268	205,730	2,386,829
Total	$5,153,615	$708,208	$205,730	$6,067,553

Product line cost of goods sold
Loose jewels	$1,775,135	$22,272	$-	$1,797,407
Finished jewelry	1,280,101	294,886	63,262	1,638,249
Total	$3,055,236	$317,158	$63,262	$3,435,656

Product line gross profit
Loose jewels	$1,758,649	$124,668	$-	$1,883,317
Finished jewelry	339,730	266,382	142,468	748,580
Total	$2,098,379	$391,050	$142,468	$2,631,897

Operating loss	$(124,858)	(404,771)	(640,874)	$(1,170,503)

Depreciation and amortization	$179,673	73,159	24,966	$277,798

Capital expenditures	$28,325	-	-	$28,325

	March 31, 2015
	Wholesale	Moissanite.com	Charles & Colvard Direct	Total

Total assets	$50,746,106	106,794	93,559	$50,946,459

	December 31, 2014
	Wholesale	Moissanite.com	Charles & Colvard Direct	Total

Total assets	$51,183,888	128,049	114,460	$51,426,397

A reconciliation of the Company’s product line cost of goods sold to cost of goods sold as reported in the condensed consolidated financial statements is as follows:

	Three months ended March 31,
	2015	2014
Product line cost of goods sold	$4,249,119	$3,435,656
Non-capitalized manufacturing and production control expenses	147,112	155,023
Freight out	90,734	59,899
Inventory valuation allowances	204,000	24,000
Other inventory adjustments	152,938	(11,536)
Cost of goods sold	$4,843,903	$3,663,042

The Company’s net inventories by product line maintained in the parent entity’s wholesale distribution segment are as follows:

	March 31, 2015	December 31, 2014
Loose jewels
Raw materials	$5,156,656	$4,658,692
Work-in-process	5,615,277	5,752,103
Finished goods	20,192,696	21,495,873
Finished goods on consignment	3,585	46,284
Total	$30,968,214	$31,952,952

Finished jewelry
Raw materials	$253,360	$258,707
Work-in-process	526,334	540,576
Finished goods	5,533,173	5,557,417
Finished goods on consignment	190,184	578,200
Total	$6,503,051	$6,934,900

Supplies inventories of approximately $53,000 and $51,000 at March 31, 2015 and December 31, 2014, respectively, included in finished goods inventories in the condensed consolidated financial statements are omitted from inventories by product line because they are used in both product lines and are not maintained separately.  The Company’s two operating subsidiaries comprising the two direct-to-consumer distribution segments carry no net inventories, and inventory is transferred without intercompany markup from the parent entity’s wholesale distribution segment as product line cost of goods sold when sold to the end consumer.

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

	Three Months Ended March 31,
	2015	2014
Net sales
United States	$7,762,346	$5,709,033
International	614,718	358,520
Total	$8,377,064	$6,067,553

	March 31, 2015	December 31, 2014
Property and equipment, net
United States	$1,800,466	$1,859,355
International	-	-
Total	$1,800,466	$1,859,355

	March 31, 2015	December 31, 2014
Intangible assets, net
United States	$31,907	$39,050
International	148,794	177,897
Total	$180,701	$216,947

4.	FAIR VALUE MEASUREMENTS

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

5.	INVENTORIES

The Company’s total inventories, net of reserves, consisted of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Raw materials	$5,410,016	$4,917,399
Work-in-process	6,141,611	6,292,679
Finished goods	26,890,920	27,985,067
Finished goods on consignment	219,769	677,484
Less inventory reserves	(1,138,000)	(934,000)
Total	$37,524,316	$38,938,629

Current portion	$13,927,427	$13,320,639
Long-term portion	23,596,889	25,617,990
Total	$37,524,316	$38,938,629

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

The Company’s work-in-process inventories include raw SiC crystals on which processing costs, such as labor and sawing, have been incurred; and components, such as metal castings and finished good moissanite jewels, that have been issued to jobs in the manufacture of finished jewelry. The Company’s moissanite jewel manufacturing process involves the production of intermediary shapes, called “preforms,” that vary depending upon the size and shape of the finished jewel. To maximize manufacturing efficiencies, preforms may be made in advance of current finished inventory needs but remain in work-in-process inventories. As of March 31, 2015 and December 31, 2014, work-in-process inventories issued to active production jobs approximated $1.61 million and $2.05 million, respectively.

The Company’s jewels do not degrade in quality over time and inventory generally consists of the shapes and sizes most commonly used in the jewelry industry. In addition, the majority of jewel inventory is not mounted in finished jewelry settings and is therefore not subject to fashion trends nor is obsolescence a significant factor. The Company has very small market penetration in the worldwide jewelry market, and the Company has the exclusive right in the U.S. through mid-2015 and in many other countries through mid-2016 to produce and sell created SiC for use in jewelry applications. In view of the foregoing factors, management has concluded that no excess or obsolete loose jewel inventory reserve requirements existed as of March 31, 2015.

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

In 2011, the Company began purchasing fashion finished jewelry comprised of base metals and non-precious gemstones for sale through Lulu Avenue®, the direct-to-consumer home party division of its wholly owned operating subsidiary, Charles & Colvard Direct, LLC. This finished jewelry is fashion oriented and subject to styling trends that may change with each catalog season, of which there are several each year. Typically in the jewelry industry, slow-moving or discontinued lines are sold as closeouts or liquidated in alternative sales channels.  The Company reviews the finished jewelry inventory on an ongoing basis for any lower of cost or market and obsolescence issues.  The Company identified certain fashion finished jewelry inventory that could not be sold due to damage or branding issues and established an obsolescence reserve of $429,000 as of March 31, 2015 and $250,000 as of December 31, 2014, for the carrying costs in excess of any estimated scrap values.  As of December 31, 2014, the Company identified $31,000 of finished jewelry featuring moissanite that required an obsolescence reserve.

Periodically, the Company ships finished goods inventory to wholesale customers on consignment terms. Under these terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. Finished goods on consignment at March 31, 2015 and December 31, 2014 are net of shrinkage reserves of $26,000 and $53,000, respectively, to allow for certain loose jewels and finished jewelry on consignment with wholesale customers that may not be returned or may be returned in a condition that does not meet the Company’s current grading or quality standards.

Total net loose jewel inventories at March 31, 2015 and December 31, 2014, including inventory on consignment net of reserves, were $30.97 million and $31.95 million, respectively. The loose jewel inventories at March 31, 2015 and December 31, 2014 include shrinkage reserves of $9,000 and $17,000, respectively, with $8,000 and $17,000 of shrinkage reserves on inventory on consignment at March 31, 2015 and December 31, 2014, respectively. Loose jewel inventories at March 31, 2015 and December 31, 2014 also include recuts reserves of $216,000.

Total net jewelry inventories at March 31, 2015 and December 31, 2014, including inventory on consignment net of reserves, finished jewelry featuring moissanite manufactured by the Company since entering the finished jewelry business in 2010, and fashion finished jewelry purchased by the Company for sale through Lulu Avenue®, were $6.50 million and $6.93 million, respectively. Jewelry inventories consist primarily of finished goods, a portion of which the Company acquired as part of a January 2009 settlement agreement with a former manufacturer customer to reduce the outstanding receivable to the Company. Due to the lack of a plan to market this inventory at that time, a jewelry inventory reserve was established to reduce the majority of the acquired jewelry inventory value to scrap value, or the amount the Company would expect to obtain by melting the gold in the jewelry and returning to loose-jewel finished goods inventory those jewels that meet grading standards. The scrap reserve established for this acquired inventory at the time of the agreement is adjusted at each reporting period for the market price of gold and has generally declined as the associated jewelry is sold down. At March 31, 2015, the balance decreased to $96,000 from $101,000 at December 31, 2014 as a result of sell down of the inventory during the quarter and change in gold prices. Because the finished jewelry the Company began manufacturing in 2010 after it entered that business was made pursuant to an operational plan to market and sell the inventory, it is not subject to this reserve. The finished jewelry inventories at March 31, 2015 and December 31, 2014 also include shrinkage reserves of $231,000 and $192,000, respectively, including shrinkage reserves of $18,000 and $36,000 on inventory on consignment, respectively; and a repairs reserve of $157,000 and $127,000, respectively.

The need for adjustments to inventory reserves is evaluated on a period-by-period basis.

6.	INCOME TAXES

The Company recognized an income tax net expense of approximately $3,000 for the three months ended March 31, 2015 compared to an income tax net benefit of approximately $107,000 for the three months ended March 31, 2014.

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. As of March 31, 2014, the Company’s management determined that sufficient positive evidence existed to conclude that it is more likely than not that deferred tax assets of $4.15 million were realizable, and it adjusted its valuation allowance accordingly to reflect the estimated net realizable value.  A valuation allowance remained at March 31, 2014 against certain deferred tax assets relating to state net operating loss carryforwards from the Company’s e-commerce and home party operating subsidiaries due to the timing uncertainty of when the subsidiaries would generate cumulative positive taxable income to utilize the associated deferred tax assets. A valuation allowance also remained at March 31, 2014 against certain deferred tax assets relating to investment loss carryforwards because the Company did not anticipate it would generate sufficient investment income to utilize the carryforwards.

The Company also previously considered various strategic alternatives, resulting in management determining that a valuation allowance was not necessary at that time.  During the three months ended June 30, 2014, the Company’s management determined that such strategic alternatives were no longer in the best interest of the Company.  Accordingly, the Company’s management concluded that the positive evidence was no longer sufficient to offset available negative evidence, primarily as a result of the pre-tax operating losses incurred during the six months ended June 30, 2014, and forecasted to continue through the remainder of 2014.   As a result, the Company’s management concluded that it was uncertain that the Company would have sufficient future taxable income to utilize its deferred tax assets, and therefore, the Company established a valuation allowance against its deferred tax assets during the year which remained as of March 31, 2015.

For the three months ended March 31, 2015, the Company recognized $3,000 of income tax expense for estimated tax, penalties, and interest associated with uncertain tax positions.

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

Lease Commitments

In March 2004, the Company entered into a seven-year lease, for approximately 16,500 square feet of mixed-use space from an unaffiliated third party. In January 2011, the Company amended the lease to extend the term through January 2017 with a one-time option to terminate the lease effective as of July 31, 2014. The Company exercised this right to terminate the lease by giving notice to the lessor prior to October 31, 2013.  The cost to terminate the lease effective July 31, 2014 was approximately $112,000, which the Company paid at the time notice was given to terminate the lease.  This amount reflects all unamortized lease transaction costs, including, without limitation, all rent abated since January 1, 2011, plus two months’ rent at the then-current rental rate.  On December 9, 2013, the Company entered into a Lease Agreement, as amended on December 23, 2013 and April 15, 2014 (the “Lease Agreement”), for a new corporate headquarters, which occupies approximately 36,350 square feet of office, storage, and light manufacturing space. The Company took possession of the leased property on May 23, 2014 once certain improvements to the leased space were completed, and did not have access to the property before this date.  These improvements and other lease signing and moving incentives offered by the landlord totaled approximately $550,000 and $73,000, respectively, which will be amortized over the life of the lease until October 31, 2021.  Included in the Lease Agreement is a seven-month rent abatement period effective June 2014 through December 2014.

The Company recognizes rent expense on a straight-line basis, giving consideration to the rent holidays and escalations, the lease signing and moving allowance paid to the Company, and the rent abatement.

As of March 31, 2015, the Company’s future minimum payments under the operating leases were as follows:

2015	$417,615
2016	569,138
2017	584,789
2018	600,871
2019	617,395
Thereafter	1,176,330
Total	$3,966,138

Rent expense for the three months ended March 31, 2015 and 2014 was approximately $128,000 and $31,000, respectively.

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

During the three months ended March 31, 2015 and 2014, the Company purchased approximately $1.44 million and $2.55 million, respectively, of SiC crystals from Cree.

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

As of March 31, 2015, the Company had not borrowed against the Credit Facility.

9.	STOCK-BASED COMPENSATION

The following table summarizes the components of the Company’s stock-based compensation included in net loss:

	Three Months Ended March 31,
	2015	2014
Employee stock options	$186,471	$182,724
Restricted stock awards	176,523	193,787
Consultant stock options	16,245	-
Income tax benefit	-	(67,697)
Totals	$379,239	$308,814

No stock-based compensation was capitalized as a cost of inventory during the three months ended March 31, 2015 and 2014.

Stock Options - The following is a summary of the stock option activity for the three months ended March 31, 2015:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2014	1,665,946	$2.93
Granted	376,500	$1.39
Exercised	(50,000)	$1.20
Forfeited	(34,684)	$4.67
Expired	(9,843)	$7.24
Outstanding, March 31, 2015	1,947,919	$2.63

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2015 was $0.92. The total fair value of stock options that vested during the three months ended March 31, 2015 was approximately $202,000. The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions for stock options granted during the three months ended March 31, 2015:

Dividend yield	0.0%
Expected volatility	72.4%
Risk-free interest rate	1.61%
Expected lives (years)	5.75

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

The following table summarizes information about stock options outstanding at March 31, 2015:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Balance as of 3/31/2015	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 3/31/2015	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 3/31/2015	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
1,947,919	7.61	$2.63	1,135,660	6.43	$2.69	1,852,134	7.51	$2.64

As of March 31, 2015, the unrecognized stock-based compensation expense related to unvested stock options was approximately $1.09 million, which is expected to be recognized over a weighted average period of approximately 22 months.

The aggregate intrinsic value of stock options outstanding, exercisable, and vested or expected to vest at March 31, 2015 were each approximately $129,000. This amount is before applicable income taxes and represents the closing market price of the Company’s common stock at March 31, 2015 less the grant price, multiplied by the number of stock options that had a grant price that is less than the closing market price. This amount represents the amount that would have been received by the optionees had these stock options been exercised on that date. During the three months ended March 31, 2015, the aggregate intrinsic value of stock options exercised was approximately ($2,000).

Restricted Stock - The following is a summary of the restricted stock activity for the three months ended March 31, 2015:

	Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2014	287,006	$3.29
Granted	122,500	$1.28
Vested	(62,247)	$2.53
Canceled	-	$-
Unvested, March 31, 2015	347,259	$2.71

As of March 31, 2015, the unrecognized stock-based compensation expense related to unvested restricted stock was approximately $515,000, which is expected to be recognized over a weighted average period of approximately 12 months.

Dividends - The Company has not paid any cash dividends in the current year through March 31, 2015.

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

The following table reconciles the differences between the basic and diluted earnings per share presentations:

	Three Months Ended March 31,
	2015	2014
Numerator:
Net loss	$(1,679,451)	$(1,063,394)

Denominator:
Weighted average common shares outstanding:
Basic	20,107,504	20,197,301
Stock options	-	-
Diluted	20,107,504	20,197,301

Net loss per common share:
Basic	$(0.08)	$(0.05)
Diluted	$(0.08)	$(0.05)

For the three months ended March 31, 2015 and 2014, stock options to purchase approximately 1.95 and 1.25 million shares, respectively, were excluded from the computation of diluted net loss per common share because the exercise price of the stock options was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to net loss per common share.  For the three months ended March 31, 2015, approximately 347,000 non-vested restricted shares were excluded because the inclusion of such amounts would be anti-dilutive to net loss per common share.

11.	MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments, and trade accounts receivable. The Company maintains cash and cash equivalents and investments with high-quality financial institutions and invests in low-risk securities, primarily money market funds or long-term U.S. government agency obligations. At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurable limits of $250,000 per depositor at each financial institution. Amounts on deposit in excess of FDIC insurable limits at March 31, 2015 and December 31, 2014 approximated $4.89 million and $3.70 million, respectively.

Trade receivables potentially subject the Company to credit risk. The Company’s standard wholesale customer payment terms on trade receivables are generally between 30 and 90 days, though it may offer extended terms with specific customers and on significant orders from time to time. The Company believes its competitors and other vendors in the wholesale jewelry industry have also expanded their use of extended payment terms and, in aggregate, the Company believes that by expanding its use of extended payment terms, it has provided a competitive response in its market and that its net sales have been favorably impacted. The Company is unable to estimate the impact of this program on its net sales, but if it ceased providing extended payment terms in select instances, the Company believes it would not be competitive for some wholesale customers in the marketplace and that its net sales and profits would likely decrease. The Company extends credit to its customers based upon a number of factors, including an evaluation of the customer’s financial condition and credit history, the customer’s payment history with the Company, the customer’s reputation in the trade, and/or an evaluation of the Company’s opportunity to introduce its moissanite jewels or finished jewelry featuring moissanite to new or expanded markets. Collateral is not generally required from customers. The need for an allowance for doubtful accounts is determined based upon factors surrounding the credit risk of specific customers, historical trends, and other information. The Company has not experienced any significant accounts receivable write-offs related to revenue arrangements with extended payment terms. The Company‘s allowance for doubtful accounts includes approximately $800,000 related to one customer that has become past due on its payment arrangement.

At times, a portion of the Company’s accounts receivable will be due from customers that have individual balances in excess of 10% of the Company’s total net accounts receivable.  The following is a summary of customers that represent greater than or equal to 10% of total net accounts receivable:

	March 31, 2015	December 31, 2014
Customer A	33%	28%
Customer B	16%	2%
Customer C	13%	11%

A significant portion of sales is derived from certain customer relationships. The following is a summary of customers that represent greater than or equal to 10% of total gross sales:

	Three Months Ended March 31,
	2015	2014
Customer A	24%	23%
Customer B	17%	25%
Customer C	-3%	20%

The Company records its sales return allowance at the corporate level based on several factors including historical sales return activity and specific allowances for known customer returns.  For this disclosure, the Company reports the customer activity without effect of specific sales return allowances.  Customer C returned goods in excess of its purchases during the period; however, these returns did not affect current period revenue as these returns had been specifically reserved as of December 31, 2014.  As these returns were received from Customer C, the Company reduced its sales return allowance related to these returns.

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

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future. You should be aware that although the forward-looking statements included herein represent management’s current judgment and expectations, our actual results may differ materially from those projected, stated, or implied in these forward-looking statements as a result of many factors including, but not limited to, the following:

•	Our future financial performance depends upon increased consumer acceptance, growth of sales of our products, and operational execution of our strategic initiatives.
•	We are currently substantially dependent on a limited number of distributors, jewelry manufacturers, and retailers for the sale of our products.
•	The execution of our business plans could significantly impact our liquidity.
•	Our business and our results of operations could be materially adversely affected as a result of our inability to fulfill orders on a timely basis.
•	The financial difficulties or insolvency of one or more of our major customers or their lack of willingness and ability to market our products could adversely affect results.
•	We expect to remain dependent upon Cree, Inc., or Cree, for the sole supply of our silicon carbide, or SiC, crystals for the foreseeable future.
•	Our President and Chief Executive Officer transition involves significant risks, and our ability to successfully manage this transition and other organizational change could impact our business.
•	Our current wholesale customers may potentially perceive us as a competitor in the finished jewelry business.
•	We face intense competition in the worldwide jewelry industry.
•	Our business and our results of operations could be materially adversely affected as a result of general economic and market conditions, including the current economic environment.
•	We are subject to certain risks due to our international distribution channels and vendors.
•	Sales of moissanite jewelry could be dependent upon the pricing of precious metals, which is beyond our control.
•	Seasonality of our business may adversely affect our net sales and operating income.
•	We may not be able to adequately protect our intellectual property, which could harm the value of our products and brands and adversely affect our business.
•	A failure of our information technology infrastructure or a failure to protect confidential information of our customers and our network against security breaches could adversely impact our business and operations.
•	If we fail to evaluate, implement, and integrate strategic acquisition or disposition opportunities successfully, our business may suffer.
•	Governmental regulation and oversight might adversely impact our operations.
•	Some anti-takeover provisions of our charter documents and agreements may delay or prevent a takeover of our company.

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

The following discussion is designed to provide a better understanding of our unaudited condensed consolidated financial statements, including a brief discussion of our business and products, key factors that impacted our performance, and a summary of our operating results. This information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the condensed consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2014. Historical results and percentage relationships among any amounts in the condensed consolidated financial statements are not necessarily indicative of trends in operating results for future periods.

Overview

We manufacture, market, and distribute Charles & Colvard Created Moissanite® jewels (which we refer to as moissanite or moissanite jewels), finished jewelry featuring moissanite, and fashion finished jewelry for sale in the worldwide jewelry market. Moissanite, also known by its chemical name of silicon carbide, or SiC, is a rare mineral first discovered in a meteor crater. Because naturally occurring SiC crystals are too small for commercial use, larger crystals must be grown in a laboratory. Leveraging our advantage of being the original and leading worldwide source of created moissanite jewels, our strategy is to establish Charles & Colvard with reputable, high-quality, and sophisticated brands and to position moissanite as an affordable, luxurious alternative to other gems, such as diamonds. We believe this is possible due to moissanite’s exceptional brilliance, fire, durability, and rarity like no other jewel available on the market.

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

The wholesale finished jewelry business that we launched in 2010 has expanded through select retailers and television shopping networks. We believe there is significant opportunity to further expand our wholesale finished jewelry business through e-commerce, television shopping, and other retailers. We also believe our finished jewelry business, including finished jewelry sold through our direct-to-consumer e-commerce and home party sales channels, allows us to have more control over the end product and enhance our relationships with consumers, as well as provide incremental sales and gross profit dollars due to the higher price points of finished jewelry containing moissanite relative to loose jewels. To that end, we are focusing on the following critical aspects of our strategic plan during 2015:

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

In June 2012, we launched a moissanite jewel with optical properties that are significantly whiter than our standard VG, or Classic MoissaniteTM grade jewels. We are marketing these whiter jewels under the Forever Brilliant® trademark as a premier brand to differentiate from other grades of our moissanite as well as moissanite sold by potential competitors in the future.

In September 2014, we launched The Survivor Collection™, a unique jewelry line designed to celebrate breast cancer survivors.   The line features three-stone rings and pendants, two Forever Brilliant® and one pink moissanite gem to symbolize life before, during, and after cancer.  At the launch, we partnered with The Breast Cancer Research Foundation, as well as the Women Survivors Alliance to promote breast cancer awareness, celebrate breast cancer survivors, and effectively work to find a cure.  The Survivor Collection™ has launched in over 150 retail locations in the Unites States and Canada, and our direct-to-consumer home party business Lulu Avenue®.   The collection has a website that shares information including “where to buy” and a vibrant social presence on Facebook, Twitter, and Pinterest.

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

To amplify our strategy of reaching the widest audience possible via social media and potential design partnerships, we hired a new public relations agency in March 2015 with specific expertise that will focus on an increased social, digital, and blog presence while identifying campaigns to reach specific target customers, including millennials.

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

•	Expanding our direct-to-consumer e-commerce business - Our direct-to-consumer e-commerce website, Moissanite.com, features an intuitive site design with robust functionality to enhance the customer experience and convert traffic into sales. We continue to expand the website’s jewelry collections and its loose moissanite jewel assortment by featuring a variety of colors and shapes, and we are investing resources in targeted advertising and marketing campaigns. In 2014, we continued fine-tuning such marketing efforts to maximize return on investment, increasing product assortment, and building new site functionality designed to increase sales conversion rates. We believe our direct-to-consumer e-commerce sales channel will not only add to our top-line revenues in a significant manner, but will also play a key role in our campaign to increase overall consumer awareness of moissanite. We also envision e-commerce as a part of a broader effort to establish online connections with consumers that build our brands and our business with retail partners.

•	Developing our direct-to-consumer home party business - In October 2012, our direct-to-consumer home party business, Lulu Avenue®, began to integrate the custom designs of a well-known jewelry designer into the current jewelry line. The first phase of the integration was completed in March 2013. In April 2013, we hired a President of Lulu Avenue® whose focus is on the scale-up of the sales force, and during 2014 and the first three months of 2015, we continued to invest in finance and sales and customer service personnel to support our back office technology and supply chain efforts of Lulu Avenue®. Our direct-to-consumer home party sales channel is providing us with significant sales growth and we believe it will play a role in our campaign to increase overall consumer awareness of moissanite.

As we execute our strategy to build and reinvest in our businesses, significant expenses and investment of cash will be required ahead of the revenue streams we expect in the future, and this may result in some unprofitable reporting periods in 2015. Despite this, we have maintained as one of our primary goals to generate positive cash flow to protect our cash position.  During 2014 and the first three months of 2015, we were able to reduce our inventories and aggressively collect on our trade accounts receivable balance from year end and on current year sales. We will continue to monitor our cash burn rate and collection efforts as we grow the business.

Our total consolidated net sales for the three months ended March 31, 2015 of $8.38 million were 38% greater than total consolidated net sales during the three months ended March 31, 2014. Wholesale distribution segment net sales for the three months ended March 31, 2015 of $5.91 million were 15% greater than wholesale distribution segment net sales during the three months ended March 31, 2014. Direct-to-consumer e-commerce distribution segment net sales for the three months ended March 31, 2015 of $1.10 million were 56% greater than direct-to-consumer e-commerce distribution segment net sales during the three months ended March 31, 2014.  Direct-to-consumer home party distribution segment net sales during the three months ended March 31, 2015 of $1.36 million were 562% greater than direct-to-consumer home party distribution segment net sales during the three months ended March 31, 2014.

Loose jewel sales comprised 46% of our total consolidated net sales for the three months ended March 31, 2015 and increased 4% to $3.82 million, compared with $3.68 million in the same period of 2014. Finished jewelry sales for the three months ended March 31, 2015 comprised 54% of our total consolidated net sales and increased 91% to $4.56 million, compared with $2.39 million in the same period of 2014. We expect these increases in sales by product mix to continue as we execute our strategy of developing new wholesale and direct-to-consumer sales channels and expanding our finished jewelry business.

Operating expenses increased by $1.63 million, or 46%, to $5.21 million for the three months ended March 31, 2015, compared with $3.58 million in the same period of 2014. Of this increase, general and administrative expenses increased $858,000, or 62%, to $2.23 million primarily as a result of the transition of our President and Chief Executive Officer, increased legal expenses associated with the transition, and office-related expense increases. Sales and marketing expenses increased $779,000, or 36%, to $2.97 million, primarily as a result of increased commissions on sales for our home party direct sales business and increased expenses for personnel additions.  As we grow our business, we intend to continue to closely manage our operating expenses by seeking the most cost effective and efficient solutions to our operating requirements. We recorded a net loss of $1.68 million, or $0.08 per diluted share, for the three months ended March 31, 2015, primarily due to higher general and administrative and sales and marketing expenses.  These increases were offset by a greater gross profit resulting from an increase of overall sales through our direct-to-consumer e-commerce and home party sales businesses.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which we prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities. “Critical accounting policies and estimates” are defined as those most important to the financial statement presentation and that require the most difficult, subjective, or complex judgments. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Under different assumptions and/or conditions, actual results of operations may materially differ. We have disclosed our critical accounting policies and estimates in our Annual Report on Form 10-K for the year ended December 31, 2014, and that disclosure should be read in conjunction with this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth certain consolidated statements of operations data for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Net sales	$8,377,064	$6,067,553
Costs and expenses:
Cost of goods sold	4,843,903	3,663,042
Sales and marketing	2,973,364	2,194,611
General and administrative	2,234,213	1,376,215
Research and development	2,061	1,987
Loss on abandonment of assets	-	2,201
Total costs and expenses	10,053,541	7,238,056
Loss from operations	(1,676,477)	(1,170,503)
Other income (expense):
Interest income	11	29
Interest expense	(17)	(130)
Gain on sale of long-term assets	125	-
Total other income (expense), net	119	(101)
Loss before income taxes	(1,676,358)	(1,170,604)
Income tax net (expense) benefit	(3,093)	107,210
Net loss	$(1,679,451)	$(1,063,394)

Consolidated Net Sales

Consolidated net sales for the three months ended March 31, 2015 and 2014 comprise the following:

	Three Months Ended March 31,		Change
	2015	2014	Dollars	Percent
Loose jewels	$3,821,159	$3,680,724	$140,435	4%
Finished jewelry	4,555,905	2,386,829	2,169,076	91%
Total consolidated net sales	$8,377,064	$6,067,553	$2,309,511	38%

Consolidated net sales were $8.38 million for the three months ended March 31, 2015 compared to $6.07 million for the three months ended March 31, 2014, an increase of $2.31 million, or 38%.  The increase in consolidated net sales for the three months ended March 31, 2015 was due primarily to the growth in sales of our direct-to-consumer businesses, Moissanite.com and Lulu Avenue®, which increased 56% to $1.10 million and 562% to $1.36 million, respectively, compared to the corresponding period of the prior year.  International sales of our wholesale business increased by $256,000, or 71%, to $615,000 for the three months ended March 31, 2015 compared to the corresponding period of the prior year.  We anticipate orders and related sales of loose moissanite jewels and finished jewelry featuring moissanite in both our wholesale distribution segment and our two direct-to-consumer distribution segments will improve as we execute our growth strategies.

Sales of loose jewels represented 46% of total consolidated net sales for the three months ended March 31, 2015, compared to 61% of total consolidated net sales for the corresponding period of the prior year. For the three months ended March 31, 2015, loose jewel sales were $3.82 million compared to $3.68 million for the corresponding period of the prior year, an increase of $140,000, or 4%. The increase for the three months ended March 31, 2015 was primarily due to the prior year decline in sales to our international customers within our wholesale business, generally due to economic and market conditions facing these larger international customers.  We believe the economic and market conditions will continue to improve in our international markets.  As we attempt to expand the China and Hong Kong markets, we have been evaluating each of our current international wholesale distributors, and others, to determine the best long-term partner within these markets, as well as enforcing the collection from one customer with which we are in dispute.   As a result, our sales in these markets may fluctuate significantly each reporting period.

Sales of finished jewelry represented 54% of total consolidated net sales for the three months ended March 31, 2015, compared to 39% of total consolidated net sales for the corresponding period of the prior year. For the three months ended March 31, 2015, finished jewelry sales were $4.56 million compared to $2.39 million for the corresponding period of the prior year, an increase of $2.17 million, or 91%.  This increase was primarily attributable to our ongoing expansion into the finished jewelry business, primarily through the growth of our direct-to-consumer e-commerce and direct-to-consumer home party businesses, which had increased finished jewelry sales of 73% to $971,000 and 562% to $1.16 million, respectively.

United States, or U.S., net sales accounted for approximately 93% of total consolidated net sales for the three months ended March 31, 2015, compared to 94% of total consolidated net sales for the corresponding period of the prior year. U.S. net sales decreased 1% as a percentage of our total consolidated net sales during the three months ended March 31, 2015 from the corresponding period of the prior year primarily as a result of increased sales to our international wholesale distributors, primarily to a new customer that began purchasing our goods after March 31, 2014.  Overall U.S. net sales increased to $7.76 million for the three months ended March 31, 2015 from the corresponding period of the prior year primarily as a result of an increase in finished jewelry sales through our direct-to-consumer businesses, Moissanite.com and Lulu Avenue®.  The increase in U.S. sales was also attributable to an increase in loose jewel sales to our domestic wholesale customer base resulting from increased sales of our whiter Forever Brilliant® moissanite jewel and the growth of our wholesale customers’ moissanite finished jewelry lines.

Our two largest U.S. customers during the three months ended March 31, 2015 accounted for 24% and 17% of total consolidated sales compared to 23% and 25%, respectively, during the same period of 2014.  One U.S. customer accounted for 20% of total consolidated sales during the three months ended March 31, 2014, but did not account for a significant portion of our total consolidated sales during the same period of 2015.  We expect that we will remain dependent on our ability, and that of our largest customers, to maintain and enhance retail programs. A change in or loss of any of these customer or retailer relationships could have a material adverse effect on our results of operations.

International net sales accounted for approximately 7% of total consolidated net sales for the three months ended March 31, 2015, compared to 6% of total consolidated net sales for the corresponding period of the prior year.  International sales increased 71% during the three months ended March 31, 2015, from the corresponding period of the prior year primarily due to the prior year decline in sales to our international customers within our wholesale business, generally due to economic and market conditions that faced our larger international customers.  We believe the economic and market conditions will continue to improve in our international markets.  In addition, as we attempt to expand the China and Hong Kong markets, we have been evaluating each of the distributors in these markets, and others, to determine the best long-term partner within these markets, as well as enforcing the collection from one customer with which we are in dispute.   As a result, our sales in these markets may fluctuate significantly each reporting period.

We did not have an international customer account for more than 10% of total consolidated sales during the three months ended March 31, 2015 or 2014.  A portion of our international consolidated sales represents jewels sold internationally that may be re-imported to U.S. retailers. Our top three international distributors by sales volume during the three months ended March 31, 2015 were located in Hong Kong, United Arab Emirates, and India.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,		Change
	2015	2014	Dollars	Percent
Product line cost of goods sold
Loose jewels	$2,221,174	$1,797,407	$423,767	24%
Finished jewelry	2,027,945	1,638,249	389,696	24%
Total product line cost of goods sold	4,249,119	3,435,656	813,463	24%
Non-product line cost of goods sold	594,784	227,386	367,398	162%
Total cost of goods sold	$4,843,903	$3,663,042	$1,180,861	32%

Total cost of goods sold was $4.84 million for the three months ended March 31, 2015 compared to $3.66 million for the three months ended March 31, 2014, an increase of $1.18 million, or 32%.  Product line cost of goods sold is defined as product cost of goods sold in each of our wholesale distribution, direct-to-consumer e-commerce distribution, and direct-to-consumer home parties distribution operating segments excluding non-capitalized expenses from our manufacturing and production control departments, comprising personnel costs, depreciation, rent, utilities, and corporate overhead allocations; freight out; inventory valuation allowance adjustments; and other inventory adjustments, comprising costs of quality issues, damaged goods, and inventory write-offs.

The increase in cost of goods sold for the three months ended March 31, 2015 compared to the same period in 2014 was primarily due to a $2.31 million increase in overall consolidated sales, including a 91% increase in finished jewelry sales, and an increase in non-product line cost of goods sold of $367,000, or 162%.   The net increase in non-product line cost of goods sold comprises a $180,000 increase in inventory valuation allowances, including inventory shrinkage, recuts, repairs, and scrap reserves, a $164,000 increase in other inventory adjustments which includes $50,000 of royalties on fashion jewelry design work, and a $31,000 increase in freight-out due to more sales volume.  These increases were offset in part by an $8,000 decrease in non-capitalized manufacturing and production control expenses primarily due to increased production volumes.  See Note 3, “Segment Information and Geographic Data,” in the Notes to Condensed Consolidated Financial Statements for further discussion of non-product line cost of goods sold.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,		Change
	2015	2014	Dollars	Percent
Sales and marketing	$2,973,364	$2,194,611	$778,753	35%

Sales and marketing expenses were $2.97 million for the three months ended March 31, 2015 compared to $2.19 million for the three months ended March 31, 2014, an increase of $779,000, or 35%.

The increase in sales and marketing expenses for the three months ended March 31, 2015 compared to the same period in 2014 was primarily due to an increase of $721,000 in net compensation expenses; a $140,000 increase in office-related expenses; and a $136,000 increase in professional services primarily related to operation of our sales platform and fulfillment services for our direct-to-consumer home party business.  These increases were partially offset by a $161,000 net decrease in advertising expenses; a $36,000 decrease in depreciation expense related to the Moissanite.com and Lulu Avenue® e-commerce websites’ direct sales platforms; and a $21,000 decrease in travel expense due to fewer international sales trips.

Compensation costs for the three months ended March 31, 2015 compared to the same period in 2014 increased primarily as a result of an increase in commissions of $641,000 for sales to specific wholesale customers under which commission plans of sales representatives are based and the increase in sales within our direct-to-consumer home party line of business; a $116,000 increase in salaries and related employee benefits; and a $2,000 increase in bonus expense.  These increases were partially offset by a decrease of $31,000 in stock-based compensation expense and $9,000 in severance expense.

The decrease in advertising expenses for the three months ended March 31, 2015 compared to the same period in 2014 comprises a $287,000 decrease in cooperative advertising, offset in part by an increase in internet marketing of $107,000, a $14,000 increase in agency and other media spending, and an increase of $5,000 in print media expenses to develop and promote brand awareness campaigns.  The decrease in cooperative advertising expenses resulted primarily from the decision of our domestic distributors to not utilize the advertising credits we had accrued within the allowable period, and management’s decision to offer sales discounts to most of our international customers in lieu of cooperative advertising assistance.

General and Administrative

General and administrative expenses for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,		Change
	2015	2014	Dollars	Percent
General and administrative	$2,234,213	$1,376,215	$857,998	62%

General and administrative expenses were $2.23 million for the three months ended March 31, 2015 compared to $1.37 million for the three months ended March 31, 2014, an increase of $858,000, or 62%.

The increase in general and administrative expenses for the three months ended March 31, 2015 compared to the same period in 2014 was primarily due to a $442,000 increase in compensation expenses; a $275,000 increase in professional services; an $80,000 increase in office-related expenses; a $21,000 increase in recruiting agency fees; a $20,000 increase in board compensation; a $10,000 increase in depreciation and amortization expense; a $5,000 increase in travel expense; a $4,000 increase in business and franchise taxes; and a $1,000 increase in bad debt expense associated with our allowance for doubtful accounts reserve policy.

Compensation expenses increased for the three months ended March 31, 2015 compared to the same period in 2014 primarily due to an increase in severance expense of $335,000 associated with the departure of our former President and Chief Executive Officer, an increase in stock-based compensation expense of $64,000, of which $55,000 was related to the transition of our President and Chief Executive Officer, and an increase in salaries and related employee benefits in the aggregate of $43,000, of which $11,000 was related to the transition of our President and Chief Executive Officer.

Professional services increased for the three months ended March 31, 2015 compared to the same period in 2014 primarily due to an increase in legal fees of $245,000, of which approximately $85,000 was related to the transition of our President and Chief Executive Officer; a $25,000 increase in audit and tax services primarily due to the timing of work performed; and an increase of $23,000 in consulting and other professional services, of which approximately $18,000 related to the transition of our President Chief Executive Officer.  These increases were partially offset by a decrease of $18,000 in investor and public relations expenses.

Research and Development

Research and development expenses for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,		Change
	2015	2014	Dollars	Percent
Research and development	$2,061	$1,987	$74	4%

Research and development expenses were approximately $2,000 for the three months ended March 31, 2015 compared to approximately $2,000 for the three months ended March 31, 2015, resulting in a slight increase of 4%.

Research and development expenses for the three months ended March 31, 2015 compared to the same period in 2014 stayed approximately the same due to a $1,000 increase in compensation costs and office expenses for time and materials allocated by operations personnel to research and development activities, partially offset by a $1,000 decrease in consulting professional services.

Loss on Abandonment of Assets

Loss on abandonment of assets for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,		Change
	2015	2014	Dollars	Percent
Loss on abandonment of assets	$-	$2,201	$(2,201)	-100%

Loss on abandonment of assets was $0 for the three months ended March 31, 2015 compared to approximately $2,000 for the same period of 2014, a decrease of approximately $2,000, or 100%.

For the three months ended March 31, 2014, we abandoned a trademark with remaining carrying costs of approximately $2,000 after we determined the trademark would no longer be utilized.

Provision for Income Taxes

We recognized an income tax net expense of approximately $3,000 for the three months ended March 31, 2015 compared to an income tax net benefit of approximately $107,000 for the three months ended March 31, 2014.

As of each reporting date, management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. As of March 31, 2014, management determined that sufficient positive evidence existed to conclude that it is more likely than not that deferred tax assets of $4.15 million were realizable, and it adjusted its valuation allowance accordingly to reflect the estimated net realizable value.  A valuation allowance remained at March 31, 2014 against certain deferred tax assets relating to state net operating loss carryforwards from our e-commerce and home party operating subsidiaries due to the timing uncertainty of when the subsidiaries would generate cumulative positive taxable income to utilize the associated deferred tax assets. A valuation allowance also remained at March 31, 2014 against certain deferred tax assets relating to investment loss carryforwards because management did not anticipate it would generate sufficient investment income to utilize the carryforwards.

We also previously considered various strategic alternatives, resulting in management determining that a valuation allowance was not necessary at that time.  During the three months ended June 30, 2014, management determined that such strategic alternatives were no longer in our best interest.  Accordingly, management concluded that the positive evidence was no longer sufficient to offset available negative evidence, primarily as a result of the pre-tax operating losses incurred during the six months ended June 30, 2014, and forecasted to continue through the remainder of 2014.   As a result, management concluded that it was uncertain that we would have sufficient future taxable income to utilize its deferred tax assets, and therefore, we established a valuation allowance against its deferred tax assets during the year which remained as of March 31, 2015.

For the three months ended March 31, 2015, we recognized $3,000 of income tax expense for estimated tax, penalties, and interest associated with uncertain tax positions.

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

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of March 31, 2015, our principal sources of liquidity were cash and cash equivalents totaling $5.23 million, trade accounts receivable of $5.12 million, and current inventory of $13.93 million, as compared to cash and cash equivalents totaling $4.01 million, trade accounts receivable of $5.51 million, and current inventory of $13.32 million as of December 31, 2014.  As described more fully below, we also have access to a $10 million credit facility.

During the three months ended March 31, 2015, our working capital increased by approximately $876,000 to $20.13 million from $19.25 million at December 31, 2014. As described more fully below, the increase in working capital at March 31, 2015 is primarily attributable to an increase in our cash and cash equivalents due to our increased cash from operations, a greater allocation of inventory to short-term, an increase in prepaid expenses and other assets, and a decrease in accrued cooperative advertising, offset in part by an increase in trade accounts payable, a decrease in trade accounts receivable, and a net increase in accrued expenses and other liabilities.

During the three months ended March 31, 2015, $1.29 million of cash was provided by operations. The primary drivers of positive cash flow were a decrease in inventory of $1.21 million, a decrease in trade accounts receivable of $964,000, an increase in trade accounts payable of $571,000 and an increase in accrued liabilities of $189,000.  These factors were partially offset by our loss of $1.68 million that included $224,000 of non-cash expenses and an increase in prepaid expenses of $188,000.  Accounts receivable decreased primarily as a result of collection efforts during the first three months of 2015 on sales made in the fourth quarter of 2014, offset in part by extended wholesale customer payment terms that we offer from time to time that may not immediately increase liquidity as a result of current-period sales. We believe our competitors and other vendors in the wholesale jewelry industry have also expanded their use of extended payment terms and, in aggregate, we believe that by expanding our use of extended payment terms, we have provided a competitive response in our market and that our net sales have been favorably impacted.  We are unable to estimate the impact of this program on our net sales, but if we ceased providing extended payment terms in select instances, we believe we would not be competitive for some wholesale customers in the marketplace and that our net sales and profits would likely decrease. Generally, we have not experienced any significant accounts receivable write-offs related to revenue arrangements with extended payment terms; however, we have increased our reserves for uncollectible accounts primarily due to one customer with extended terms.  We do not believe the terms are a factor with this customer’s non-payment.  Inventories decreased primarily as a result of sales, offset in part by the purchase of new raw material SiC crystals during the quarter pursuant to our new exclusive supply agreement, or the New Supply Agreement, with Cree, Inc., or Cree, which we entered into on December 12, 2014; purchases of jewelry castings, findings, and other jewelry components; and production of moissanite gemstones.  Prepaid expenses and other assets increased primarily as a result of timing of payment of insurance premiums, and other payments in advance of goods or services received.  Accounts payable increased primarily as a result of the timing of costs incurred but not yet paid as of March 31, 2015 associated with inventory-related purchases and professional services incurred but not yet due under our vendors’ payment terms.

We manufactured approximately $1.87 million in loose jewels and $1.94 million in finished jewelry, which includes the cost of the loose jewels and the purchase of precious metals and labor in connection with jewelry production, during the three months ended March 31, 2015.  We expect our purchases of precious metals and labor to increase as we increase our finished jewelry business. In addition, from the beginning of 2006 through the first quarter of 2015, the price of gold has increased significantly (approximately 124%), resulting in higher retail price points for gold jewelry. Because the market price of gold and other precious metals is beyond our control, the upward price trends could continue and have a negative impact on our operating cash flow as we manufacture finished jewelry.

Historically, our raw material inventories of SiC crystals had been purchased under exclusive supply agreements with a limited number of suppliers. Because the supply agreements restricted the sale of these crystals exclusively to us, the suppliers negotiated minimum purchase commitments with us that, when combined with our reduced sales during the periods when the purchase commitments were in effect, have resulted in levels of inventories that are higher than we might otherwise maintain. As of March 31, 2015, $23.66 million of our inventories were classified as long-term assets. Loose jewel sales and finished jewelry that we manufacture will utilize both the finished good loose jewels currently on-hand and, as we deplete certain shapes and sizes, our on-hand raw material SiC crystals of $5.16 million and new raw material that we are purchasing from Cree.

In connection with the prior exclusive supply agreement with Cree, or the Cree Exclusive Supply Agreement, which was set to expire in July 2015, we had committed to purchase from Cree a minimum of 50%, by dollar volume, of our raw material SiC crystal requirements. In February 2013, we entered into an amendment to a prior letter agreement with Cree, which provided a framework for our purchases of SiC crystals under the Cree Exclusive Supply Agreement. Pursuant to this amendment, we agreed to purchase at least $4.00 million of SiC crystals in an initial new order. After the initial new order, we agreed to issue non-cancellable, quarterly orders that must equal or exceed a set minimum order quantity. Our total purchase commitment under the amendment (as subsequently amended) until July 2015, including the initial new order, was dependent upon the grade of the material and ranged between approximately $7.64 million and approximately $18.56 million.

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

During the three months ended March 31, 2015, we purchased approximately $1.44 million of SiC crystals from Cree. We expect to use existing cash and cash equivalents and other working capital, together with future cash expected to be provided by operating activities and, if necessary, our credit facility described below, to finance our purchase commitment under the New Supply Agreement.

We made no income tax payments during the three months ended March 31, 2015. As of March 31, 2015, we had approximately $882,000 of remaining federal income tax credits, $533,000 of which expire between 2018 and 2021 and the balance without an expiration, which can be carried forward to offset future income taxes. As of March 31, 2015, we also had a federal tax net operating loss carryforward of approximately $5.56 million expiring between 2020 and 2033, which can be used to offset against future federal taxable income, a North Carolina tax net operating loss carryforward of approximately $11.12 million expiring between 2023 and 2028, and various other state tax net operating loss carryforwards expiring between 2016 and 2033, which can be used to offset against future state taxable income.

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

The Credit Facility is evidenced by a credit and security agreement dated as of June 25, 2014 and amended as of September 16, 2014 and December 12, 2014, or the Credit Agreement, and customary ancillary documents. The Credit Agreement contains customary covenants, representations and cash dominion provisions, including a financial reporting covenant and limitations on dividends, distributions, debt, contingent obligations, liens, loans, investments, mergers, acquisitions, divestitures, subsidiaries, affiliate transactions, and changes in control.

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

As of March 31, 2015, we had not borrowed against the Credit Facility.

We believe that our existing cash and cash equivalents and other working capital, together with future cash expected to be provided by operating activities, will be sufficient to meet our working capital and capital expenditure needs over the next 12 months. Our future capital requirements and the adequacy of available funds will depend on many factors, including our rate of sales growth; the expansion of our sales and marketing activities, including the operating capital needs of our wholly owned subsidiaries; the timing and extent of raw materials and labor purchases in connection with loose jewel production to support our moissanite jewel business and precious metals and labor purchases in connection with jewelry production to support our finished jewelry business; the timing of capital expenditures; and risk factors described in more detail in “Risk Factors” in this report and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.  We obtained the Credit Facility to mitigate these risks to our cash and liquidity position.  Also, we may make investments in, or acquisitions of, complementary businesses, which could also require us to seek additional equity or debt financing.

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

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. During the three months ended March 31, 2015, we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 1A.	Risk Factors

We discuss in our Annual Report on Form 10-K for the year ended December 31, 2014 various risks that may materially affect our business.   Except as set forth below, there have been no material changes to such risks.

Our President and Chief Executive Officer transition involves significant risks, and our ability to successfully manage this transition and other organizational change could impact our business.  H. Marvin Beasley was appointed as our President and Chief Executive Officer on March 17, 2015. He is in the process of assessing our business and working with senior management to refine our strategy and operations. Leadership transitions can be inherently difficult to manage and may cause uncertainty and decreased productivity among our employees and increase the likelihood of turnover, which could result in significant disruptions to our operations. We could also be adversely affected if we fail to adequately plan for the succession of members of our senior management team should we have additional departures. The presence of a new President and Chief Executive Officer may also impact our relationships with customers and vendors, resulting in loss of business and loss of vendor relationships. The uncertainty inherent in our management transition could also lead to concerns from current and potential third parties with whom we do business, any of which could damage our business prospects. Finally, we continue to execute a number of significant business initiatives. Successfully managing these initiatives, including retention of key employees, is critical to our business success.

Item 6.	Exhibits

The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description

10.1	Board Compensation Program, effective January 1, 2015 (incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K for the year ended December 31, 2014)

10.2
Separation of Employment Agreement, dated March 23, 2015, by and between Charles & Colvard, Ltd. and Randall N. McCullough (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on March 23, 2015)

10.3
Consulting Agreement, dated March 23, 2015, by and between Charles & Colvard, Ltd. and Randall N. McCullough (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on March 23, 2015)

10.4
Employment Agreement, effective as of March 17, 2015, by and between Charles & Colvard, Ltd. and H. Marvin Beasley (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, as filed with the SEC on March 23, 2015)

10.5
Form of Restricted Stock Award Agreement (Performance-Based) under the Charles & Colvard, Ltd. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, as filed with the SEC on March 23, 2015)

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

101
The following materials from Charles & Colvard, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARLES & COLVARD, LTD.

	By:	/s/ H. Marvin Beasley
May 1, 2015		H. Marvin Beasley
President and Chief Executive Officer

	By:	/s/ Kyle Macemore
May 1, 2015		Kyle Macemore
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Board Compensation Program, effective January 1, 2015 (incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K for the year ended December 31, 2014)

10.2
Separation of Employment Agreement, dated March 23, 2015, by and between Charles & Colvard, Ltd. and Randall N. McCullough (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on March 23, 2015)

10.3
Consulting Agreement, dated March 23, 2015, by and between Charles & Colvard, Ltd. and Randall N. McCullough (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on March 23, 2015)

10.4
Employment Agreement, effective as of March 17, 2015, by and between Charles & Colvard, Ltd. and H. Marvin Beasley (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, as filed with the SEC on March 23, 2015)

10.5
Form of Restricted Stock Award Agreement (Performance-Based) under the Charles & Colvard, Ltd. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, as filed with the SEC on March 23, 2015)

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

101
The following materials from Charles & Colvard, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.