Form 10-Q
period 2015-06-30
CHARLES & COLVARD LTD
filed 2015-08-07
CIK 1015155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

As of August 4, 2015, there were 21,111,585 shares of the registrant’s common stock, no par value per share, outstanding.

CHARLES & COLVARD, LTD.

FORM 10-Q
For the Quarterly Period Ended June 30, 2015

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015 (unaudited)	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$5,254,242	$4,007,341
Accounts receivable, net	4,462,286	5,510,253
Inventory, net	13,404,996	13,320,639
Prepaid expenses and other assets	905,306	602,850
Total current assets	24,026,830	23,441,083
Long-term assets:
Inventory, net	21,124,138	25,617,990
Property and equipment, net	1,663,608	1,859,355
Intangible assets, net	172,895	216,947
Other assets	252,805	291,022
Total long-term assets	23,213,446	27,985,314
TOTAL ASSETS	$47,240,276	$51,426,397

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,314,133	$3,286,086
Accrued cooperative advertising	36,000	220,000
Accrued expenses and other liabilities	1,475,571	684,577
Total current liabilities	4,825,704	4,190,663
Long-term liabilities:
Accrued expenses and other liabilities	763,260	809,879
Accrued income taxes	414,018	407,682
Total long-term liabilities	1,177,278	1,217,561
Total liabilities	6,002,982	5,408,224
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value	54,240,247	53,949,001
Additional paid-in capital – stock-based compensation	12,283,365	11,628,503
Accumulated deficit	(25,286,318)	(19,559,331)
Total shareholders’ equity	41,237,294	46,018,173
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$47,240,276	$51,426,397

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$7,476,872	$7,841,647	$15,853,936	$13,909,200
Costs and expenses:
Cost of goods sold	6,461,537	5,324,981	11,305,440	8,988,023
Sales and marketing	3,517,870	2,171,614	6,491,234	4,366,225
General and administrative	1,533,948	2,376,466	3,768,161	3,752,681
Research and development	7,043	9,514	9,104	11,501
Loss on abandonment of assets	-	-	-	2,201
Total costs and expenses	11,520,398	9,882,575	21,573,939	17,120,631
Loss from operations	(4,043,526)	(2,040,928)	(5,720,003)	(3,211,431)
Other income (expense):
Interest income	-	20	11	49
Interest expense	(767)	(188)	(784)	(318)
Gain on sale of long-term assets	-	-	125	-
Total other expense, net	(767)	(168)	(648)	(269)
Loss before income taxes	(4,044,293)	(2,041,096)	(5,720,651)	(3,211,700)
Income tax net expense	(3,243)	(4,152,987)	(6,336)	(4,045,777)
Net loss	$(4,047,536)	$(6,194,083)	$(5,726,987)	$(7,257,477)

Net loss per common share:
Basic	$(0.20)	$(0.31)	$(0.28)	$(0.36)
Diluted	$(0.20)	$(0.31)	$(0.28)	$(0.36)

Weighted average number of shares used in computing net loss per common share:
Basic	20,326,577	20,262,299	20,217,646	20,229,979
Diluted	20,326,577	20,262,299	20,217,646	20,229,979

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,726,987)	$(7,257,477)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	440,676	588,745
Stock-based compensation	773,342	810,490
Provision for uncollectible accounts	19,000	682,725
Provision for sales returns	(581,000)	(845,000)
Provision for inventory reserves	615,000	69,000
Provision for deferred income taxes	-	4,039,723
Loss on abandonment of assets	-	2,201
Gain on sale of long-term assets	(125)	-
Changes in assets and liabilities:
Accounts receivable	1,609,967	2,590,297
Inventory	3,794,495	868,994
Prepaid expenses and other assets, net	(264,239)	(394,745)
Accounts payable	28,047	(10,651)
Accrued cooperative advertising	(184,000)	8,000
Accrued income taxes	6,336	6,054
Other accrued liabilities	744,375	647,581
Net cash provided by operating activities	1,274,887	1,805,937

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(155,185)	(956,666)
Patent, license rights, and trademark costs	(45,742)	(59,863)
Proceeds from sale of assets	175	-
Net cash used in investing activities	(200,752)	(1,016,529)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock option exercises	172,766	-
Net cash provided by financing activities	172,766	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,246,901	789,408
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,007,341	2,573,405
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,254,242	$3,362,813

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$784	$318
Cash paid during the period for income taxes	$-	$-

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

Basis of Presentation and Principles of Consolidation - The accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, the unaudited statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2015.

The condensed consolidated financial statements as of and for the three and six months ended June 30, 2015 and 2014 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of December 31, 2014 is derived from the audited financial statements as of that date. The accompanying statements should be read in conjunction with the audited financial statements and related notes, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 13, 2015 (the “2014 Annual Report”).

The accompanying condensed consolidated financial statements as of and for the three and six months ended June 30, 2015 and 2014 include the accounts of the Company and its wholly owned subsidiaries Moissanite.com, LLC, formed in 2011; Charles & Colvard Direct, LLC, formed in 2011; and Charles & Colvard (HK) Ltd., the Company’s Hong Kong subsidiary that became a dormant entity in the second quarter of 2009 and the operations of which ceased in 2008. All intercompany accounts have been eliminated.

Significant Accounting Policies - In the opinion of the Company’s management, the significant accounting policies used for the three and six months ended June 30, 2015 are consistent with those used for the year ended December 31, 2014. Accordingly, please refer to the 2014 Annual Report for the Company’s significant accounting policies.

Use of Estimates - The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates impacting the Company’s condensed consolidated financial statements relate to valuation and classification of inventories, accounts receivable reserves, depreciable lives of property and equipment, deferred tax assets, uncertain tax positions, stock compensation expense, and cooperative advertising. Actual results could differ materially from those estimates.

Reclassifications - Certain amounts in the prior year’s condensed consolidated financial statements have been reclassified to conform to the current year presentation, primarily amounts described in Note 3, “Segment Information and Geographic Data” related to changes in the Company’s reportable segments.

Recently Adopted/Issued Accounting Pronouncements - In May 2014, the Financial Accounting Standards Board issued a new accounting standard that supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the new standard is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The new standard defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.  The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption (which includes additional footnote disclosures).  The Company is currently evaluating the impact of the pending adoption of the standard on its consolidated financial statements and has not yet determined the method by which the Company will adopt the standard in 2017.

In August 2014, the FASB issued new accounting guidance intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, U.S. GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This new accounting guidance provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. This new accounting guidance is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not expect this new accounting guidance will have a material impact on its consolidated financial statements.

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

Previously, the Company determined it managed its business through two distribution channels, wholesale distribution and direct-to-consumer.  While the Company has always managed its businesses as three separate operating segments, it previously aggregated the Moissanite.com, LLC and Charles & Colvard Direct, LLC operating segments into a single reportable segment for reporting purposes.  The two wholly owned operating subsidiaries that previously were aggregated under the direct-to-consumer segment are now each being presented as a separate reportable segment.  The Company believes aggregation of the two subsidiaries into one reportable segment for reporting purposes is no longer warranted due to changes in how it sources product and sells directly to consumers, including changes in the management structure, strategic initiatives, and changes in sales models made during the year ended December 31, 2014 for each of the two wholly owned subsidiaries.  Certain amounts for the three and six months ended June 30, 2014 have been reclassified to conform to the current period presentation as a result of this change in reportable segments.

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

Summary financial information by reportable segment is as follows:

		Three Months Ended June 30, 2015
	Wholesale	Moissanite.com	Charles & Colvard Direct	Total
Net sales
Loose jewels	$3,628,160	$138,148	$-	$3,766,308
Finished jewelry	1,294,494	1,122,732	1,293,338	3,710,564
Total	$4,922,654	$1,260,880	$1,293,338	$7,476,872

Product line cost of goods sold
Loose jewels	$3,040,470	$21,748	$65	$3,062,283
Finished jewelry	1,204,174	533,659	259,089	1,996,922
Total	$4,244,644	$555,407	$259,154	$5,059,205

Product line gross profit
Loose jewels	$587,690	$116,400	$(65)	$704,025
Finished jewelry	90,320	589,073	1,034,249	1,713,642
Total	$678,010	$705,473	$1,034,184	$2,417,667

Operating loss	$(2,617,570)	$(278,605)	$(1,147,351)	$(4,043,526)

Depreciation and amortization	$163,209	$31,987	$26,752	$221,948

Capital expenditures	$35,636	$-	$2,445	$38,081

		Three Months Ended June 30, 2014
	Wholesale	Moissanite.com	Charles & Colvard Direct	Total
Net sales
Loose jewels	$3,837,012	$171,819	$1,508	$4,010,339
Finished jewelry	3,012,372	536,201	282,735	3,831,308
Total	$6,849,384	$708,020	$284,243	$7,841,647

Product line cost of goods sold
Loose jewels	$2,040,944	$24,902	$444	$2,066,290
Finished jewelry	2,377,715	287,023	82,626	2,747,364
Total	$4,418,659	$311,925	$83,070	$4,813,654

Product line gross profit
Loose jewels	$1,796,068	$146,917	$1,064	$1,944,049
Finished jewelry	634,657	249,178	200,109	1,083,944
Total	$2,430,725	$396,095	$201,173	$3,027,993

Operating loss	$(1,008,146)	$(331,243)	$(701,539)	$(2,040,928)

Depreciation and amortization	$214,021	$71,093	$25,833	$310,947

Capital expenditures	$928,341	$-	$-	$928,341

		Six Months Ended June 30, 2015
	Wholesale	Moissanite.com	Charles & Colvard Direct	Total
Net sales
Loose jewels	$7,316,034	$271,404	$-	$7,587,438
Finished jewelry	3,518,781	2,093,402	2,654,315	8,266,498
Total	$10,834,815	$2,364,806	$2,654,315	$15,853,936

Product line cost of goods sold
Loose jewels	$5,242,573	$40,819	$65	$5,283,457
Finished jewelry	2,431,984	1,014,019	578,864	4,024,867
Total	$7,674,557	$1,054,838	$578,929	$9,308,324

Product line gross profit
Loose jewels	$2,073,461	$230,585	$(65)	$2,303,981
Finished jewelry	1,086,797	1,079,383	2,075,451	4,241,631
Total	$3,160,258	$1,309,968	$2,075,386	$6,545,612

Operating loss	$(2,851,346)	$(682,734)	$(2,185,923)	$(5,720,003)

Depreciation and amortization	$323,849	$63,694	$53,133	$440,676

Capital expenditures	$145,200	$533	$9,452	$155,185

		Six Months Ended June 30, 2014
	Wholesale	Moissanite.com	Charles & Colvard Direct	Total
Net sales
Loose jewels	$7,370,756	$318,761	$1,508	$7,691,025
Finished jewelry	4,632,243	1,097,467	488,465	6,218,175
Total	$12,002,999	$1,416,228	$489,973	$13,909,200

Product line cost of goods sold
Loose jewels	$3,816,079	$47,175	$444	$3,863,698
Finished jewelry	3,657,816	581,908	145,888	4,385,612
Total	$7,473,895	$629,083	$146,332	$8,249,310

Product line gross profit
Loose jewels	$3,554,677	$271,586	$1,064	$3,827,327
Finished jewelry	974,427	515,559	342,577	1,832,563
Total	$4,529,104	$787,145	$343,641	$5,659,890

Operating loss	$(1,133,003)	$(736,014)	$(1,342,414)	$(3,211,431)

Depreciation and amortization	$393,693	$144,252	$50,800	$588,745

Capital expenditures	$956,666	$-	$-	$956,666

		June 30, 2015
	Wholesale	Moissanite.com	Charles & Colvard Direct	Total

Total assets	$47,064,928	$87,091	$88,257	$47,240,276

		December 31, 2014
	Wholesale	Moissanite.com	Charles & Colvard Direct	Total

Total assets	$51,183,888	$128,049	$114,460	$51,426,397

A reconciliation of the Company’s product line cost of goods sold to cost of goods sold as reported in the condensed consolidated financial statements is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Product line cost of goods sold	$5,059,205	$4,813,654	$9,308,324	$8,249,310
Non-capitalized manufacturing and production control expenses	500,460	256,144	647,572	411,167
Freight out	111,256	76,077	201,990	135,976
Inventory valuation allowances	411,000	45,000	615,000	69,000
Other inventory adjustments	379,616	134,106	532,554	122,570
Cost of goods sold	$6,461,537	$5,324,981	$11,305,440	$8,988,023

The Company’s net inventories by product line maintained in the parent entity’s wholesale distribution segment are as follows:

	June 30, 2015	December 31, 2014
Loose jewels
Raw materials	$6,103,326	$4,658,692
Work-in-process	5,277,481	5,752,103
Finished goods	17,769,727	21,495,873
Finished goods on consignment	75,375	46,284
Total	$29,225,909	$31,952,952

Finished jewelry
Raw materials	$164,193	$258,707
Work-in-process	507,480	540,576
Finished goods	4,481,665	5,557,417
Finished goods on consignment	109,904	578,200
Total	$5,263,242	$6,934,900

Supplies inventories of approximately $40,000 and $51,000 at June 30, 2015 and December 31, 2014, respectively, included in finished goods inventories in the condensed consolidated financial statements are omitted from inventories by product line because they are used in both product lines and are not maintained separately.  The Company’s two operating subsidiaries comprising the two direct-to-consumer distribution segments carry no net inventories, and inventory is transferred without intercompany markup from the parent entity’s wholesale distribution segment as product line cost of goods sold when sold to the end consumer.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales
United States	$6,956,269	$7,267,441	$14,718,615	$12,976,474
International	520,603	574,206	1,135,321	932,726
Total	$7,476,872	$7,841,647	$15,853,936	$13,909,200

	June 30, 2015	December 31, 2014
Property and equipment, net
United States	$1,663,608	$1,859,355
International	-	-
Total	$1,663,608	$1,859,355

	June 30, 2015	December 31, 2014
Intangible assets, net
United States	$26,978	$39,050
International	145,917	177,897
Total	$172,895	$216,947

4.	FAIR VALUE MEASUREMENTS

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

5.	INVENTORIES

 The Company’s total inventories, net of reserves, consisted of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Raw materials	$6,267,519	$4,917,399
Work-in-process	5,784,961	6,292,679
Finished goods	23,795,375	27,985,067
Finished goods on consignment	210,279	677,484
Less inventory reserves	(1,529,000)	(934,000)
Total	$34,529,134	$38,938,629

Current portion	$13,404,996	$13,320,639
Long-term portion	21,124,138	25,617,990
Total	$34,529,134	$38,938,629

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

The Company’s work-in-process inventories include raw SiC crystals on which processing costs, such as labor and sawing, have been incurred; and components, such as metal castings and finished good moissanite jewels, that have been issued to jobs in the manufacture of finished jewelry. The Company’s moissanite jewel manufacturing process involves the production of intermediary shapes, called “preforms,” that vary depending upon the size and shape of the finished jewel. To maximize manufacturing efficiencies, preforms may be made in advance of current finished inventory needs but remain in work-in-process inventories. As of June 30, 2015 and December 31, 2014, work-in-process inventories issued to active production jobs approximated $1.40 million and $2.05 million, respectively.

The Company’s jewels do not degrade in quality over time and inventory generally consists of the shapes and sizes most commonly used in the jewelry industry. In addition, the majority of jewel inventory is not mounted in finished jewelry settings and is therefore not subject to fashion trends nor is obsolescence a significant factor. The Company has very small market penetration in the worldwide jewelry market, and the Company has the exclusive right in the U.S. through mid-2015 and in many other countries through mid-2016 to produce and sell created SiC for use in jewelry applications. During the three months ended June 30, 2015, management identified an opportunity to sell approximately $2.28 million of slow moving loose jewel inventory of less desirable quality.  As a result of this sale, the Company determined a lower of cost or market reserve of $103,000 was required on some of the remaining inventory of these lower quality goods.  In view of the foregoing factors, management has concluded that no excess or obsolete loose jewel inventory reserve requirements existed as of June 30, 2015 on goods other than the lower quality goods noted previously.

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

In 2011, the Company began purchasing fashion finished jewelry comprised of base metals and non-precious gemstones for sale through Lulu Avenue®, the direct-to-consumer home party division of its wholly owned operating subsidiary, Charles & Colvard Direct, LLC. This finished jewelry is fashion oriented and subject to styling trends that may change with each catalog season, of which there are several each year. Typically in the jewelry industry, slow-moving or discontinued lines are sold as closeouts or liquidated in alternative sales channels.  The Company reviews the finished jewelry inventory on an ongoing basis for any lower of cost or market and obsolescence issues.  The Company identified certain fashion finished jewelry inventory that could not be sold due to damage or branding issues and established an obsolescence reserve of $536,000 as of June 30, 2015 and $250,000 as of December 31, 2014, for the carrying costs in excess of any estimated scrap values.  As of June 30, 2015 and December 31, 2014, the Company identified $86,000 and $31,000, respectively of finished jewelry featuring moissanite that required an obsolescence reserve.

Periodically, the Company ships finished goods inventory to wholesale customers on consignment terms. Under these terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. Finished goods on consignment at June 30, 2015 and December 31, 2014 are net of shrinkage reserves of $25,000 and $53,000, respectively, to allow for certain loose jewels and finished jewelry on consignment with wholesale customers that may not be returned or may be returned in a condition that does not meet the Company’s current grading or quality standards.

Total net loose jewel inventories at June 30, 2015 and December 31, 2014, including inventory on consignment net of reserves, were $29.23 million and $31.95 million, respectively. The loose jewel inventories at June 30, 2015 and December 31, 2014 include shrinkage reserves of $142,000 and $17,000, respectively, with $8,000 and $17,000 of shrinkage reserves on inventory on consignment at June 30, 2015 and December 31, 2014, respectively. Loose jewel inventories at June 30, 2015 and December 31, 2014 also include recuts reserves of $366,000 and $216,000, respectively.

Total net jewelry inventories at June 30, 2015 and December 31, 2014, including inventory on consignment net of reserves, finished jewelry featuring moissanite manufactured by the Company since entering the finished jewelry business in 2010, and fashion finished jewelry purchased by the Company for sale through Lulu Avenue®, were $5.26 million and $6.93 million, respectively. Jewelry inventories consist primarily of finished goods, a portion of which the Company acquired as part of a January 2009 settlement agreement with a former manufacturer customer to reduce the outstanding receivable to the Company. Due to the lack of a plan to market this inventory at that time, a jewelry inventory reserve was established to reduce the majority of the acquired jewelry inventory value to scrap value, or the amount the Company would expect to obtain by melting the gold in the jewelry and returning to loose-jewel finished goods inventory those jewels that meet grading standards. The scrap reserve established for this acquired inventory at the time of the agreement is adjusted at each reporting period for the market price of gold and has generally declined as the associated jewelry is sold down. At June 30, 2015, the balance decreased to $66,000 from $101,000 at December 31, 2014 as a result of melting a majority of the jewelry, some sell down of the inventory during the quarter, and change in gold prices. Because the finished jewelry the Company began manufacturing in 2010 after it entered that business was made pursuant to an operational plan to market and sell the inventory, it is not subject to this reserve. The finished jewelry inventories at June 30, 2015 and December 31, 2014 also include shrinkage reserves of $167,000 and $192,000, respectively, including shrinkage reserves of $17,000 and $36,000 on inventory on consignment, respectively; and a repairs reserve of $63,000 and $127,000, respectively.

The need for adjustments to inventory reserves is evaluated on a period-by-period basis.

6.	INCOME TAXES

The Company recognized an income tax net expense of approximately $3,000 for the three months ended June 30, 2015 compared to an income tax net expense of approximately $4.15 million for the three months ended June 30, 2014.  The Company recognized an income tax net expense of approximately $6,000 for the six months ended June 30, 2015 compared to an income tax net expense of $4.05 million for the six months ended June 30, 2014.

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. The Company had previously considered various strategic alternatives that would reduce its pre-tax operating losses, resulting in management determining that a valuation allowance was not necessary at March 31, 2014.  During the three months ended June 30, 2014, the Company’s management determined that such strategic alternatives were no longer in the best interest of the Company.  Accordingly, the Company’s management concluded that the positive evidence was no longer sufficient to offset available negative evidence, primarily as a result of the pre-tax operating losses incurred during the six months ended June 30, 2014, and forecasted to continue through the remainder of 2014.  As a result, the Company’s management concluded that it was uncertain that the Company would have sufficient future taxable income to utilize its deferred tax assets, and therefore, the Company established a valuation allowance against its deferred tax assets resulting in a tax expense of $4.15 million for the three months and $4.05 million for the six months ended June 30, 2014.  This valuation allowance remained as of June 30, 2015.

For the three and six months ended June 30, 2015, the Company recognized $3,000 and $6,000, respectively, of income tax expense for estimated tax, penalties, and interest associated with uncertain tax positions.  During the three and six months ended June 30, 2014, the Company also recognized approximately $3,000 and $6,000, respectively, of income tax expense for estimated tax, penalties, and interest associated with uncertain tax positions.

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

As of June 30, 2015, the Company’s future minimum payments under the operating leases were as follows:

2015	$280,076
2016	569,138
2017	584,789
2018	600,871
2019	617,395
Thereafter	1,176,330
Total	$3,828,599

Rent expense for the three months ended June 30, 2015 and 2014 was approximately $128,000 and $84,000, respectively.  Rent expense for the six months ended June 30, 2015 and 2014 was approximately $255,000 and $115,000, respectively.

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

During the six months ended June 30, 2015 and 2014, the Company purchased approximately $3.05 million and $3.58 million, respectively, of SiC crystals from Cree.

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

As of June 30, 2015, the Company had not borrowed against the Credit Facility.

9.	STOCK-BASED COMPENSATION

The following table summarizes the components of the Company’s stock-based compensation included in net loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Employee stock options	$119,990	$209,698	$306,461	$392,422
Consultant stock options	25,203	-	41,448	-
Restricted stock awards	248,910	224,281	425,433	418,068
Income tax benefit	-	(78,349)	-	(146,046)
Totals	$394,103	$355,630	$773,342	$664,444

No stock-based compensation was capitalized as a cost of inventory during the three and six months ended June 30, 2015 and 2014.

Stock Options - The following is a summary of the stock option activity for the six months ended June 30, 2015:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2014	1,665,946	$2.93
Granted	526,133	$1.39
Exercised	(241,752)	$0.71
Forfeited	(90,856)	$3.55
Expired	(300,892)	$2.96
Outstanding, June 30, 2015	1,558,579	$2.71

The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2015 was $0.77. The total fair value of stock options that vested during the six months ended June 30, 2015 was approximately $392,000. The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions for stock options granted during the six months ended June 30, 2015:

Dividend yield	0.0%
Expected volatility	65.7%
Risk-free interest rate	1.60%
Expected lives (years)	5.62

Although the Company issued dividends in prior years, a dividend yield of zero was used due to the uncertainty of future dividend payments. Volatility is a measure of the amount by which a financial variable such as share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company estimates expected volatility giving primary consideration to the historical volatility of its common stock. The risk-free interest rate is based on the published yield available on U.S. Treasury issues with an equivalent term remaining equal to the expected life of the stock option. The expected lives of the stock options issued in 2014 and the first six months of 2015 represent the estimated period of time until exercise or forfeiture and are based on the simplified method of using the mid-point between the vesting term and the original contractual term.  Stock options issued prior to 2014 were expensed using expected lives that represented the time until exercise or forfeiture using historical information.

The following table summarizes information about stock options outstanding at June 30, 2015:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Balance as of 6/30/2015	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 6/30/2015	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 6/30/2015	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
1,558,579	7.84	$2.71	736,338	6.23	$3.26	1,486,036	7.77	$2.74

As of June 30, 2015, the unrecognized stock-based compensation expense related to unvested stock options was approximately $942,000, which is expected to be recognized over a weighted average period of approximately 19 months.

The aggregate intrinsic value of stock options outstanding, exercisable, and vested or expected to vest at June 30, 2015 was approximately $118,000, $38,000, and $111,000, respectively. This amount is before applicable income taxes and represents the closing market price of the Company’s common stock at June 30, 2015 less the grant price, multiplied by the number of stock options that had a grant price that is less than the closing market price. This amount represents the amount that would have been received by the optionees had these stock options been exercised on that date. During the three and six months ended June 30, 2015, the aggregate intrinsic value of stock options exercised was approximately $169,000 and $167,000, respectively.

Restricted Stock - The following is a summary of the restricted stock activity for the six months ended June 30, 2015:

	Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2014	287,006	$3.29
Granted	487,500	$1.38
Vested	(220,752)	$2.58
Canceled	-	$-
Unvested, June 30, 2015	553,754	$1.89

As of June 30, 2015, the unrecognized stock-based compensation expense related to unvested restricted stock was approximately $807,000, which is expected to be recognized over a weighted average period of approximately 10 months.

Dividends - The Company has not paid any cash dividends in the current year through June 30, 2015.

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

The following table reconciles the differences between the basic and diluted earnings per share presentations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(4,047,536)	$(6,194,083)	$(5,726,987)	$(7,257,477)

Denominator:
Weighted average common shares outstanding:
Basic	20,326,577	20,262,299	20,217,646	20,229,979
Stock options	-	-	-	-
Fully diluted	20,326,577	20,262,299	20,217,646	20,229,979

Net loss per common share:
Basic	$(0.20)	$(0.31)	$(0.28)	$(0.36)
Diluted	$(0.20)	$(0.31)	$(0.28)	$(0.36)

For the three and six months ended June 30, 2015, stock options to purchase approximately 1.56 million shares, and for the three and six months ended June 30, 2014, stock options to purchase approximately 1.37 million shares, were excluded from the computation of diluted net loss per common share because the exercise price of the stock options was greater than the average market price of the common shares or the effect of inclusion of such amounts would be antidilutive to net loss per common share.

11.	MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments, and trade accounts receivable. The Company maintains cash and cash equivalents and investments with high-quality financial institutions. At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurable limits of $250,000 per depositor at each financial institution. Amounts on deposit in excess of FDIC insurable limits at June 30, 2015 and December 31, 2014 approximated $4.94 million and $3.70 million, respectively.

Trade receivables potentially subject the Company to credit risk. The Company’s standard wholesale customer payment terms on trade receivables are generally between 30 and 90 days, though it may offer extended terms with specific customers and on significant orders from time to time. The Company believes its competitors and other vendors in the wholesale jewelry industry have also expanded their use of extended payment terms and, in aggregate, the Company believes that by expanding its use of extended payment terms, it has provided a competitive response in its market and that its net sales have been favorably impacted. The Company is unable to estimate the impact of this program on its net sales, but if it ceased providing extended payment terms in select instances, the Company believes it would not be competitive for some wholesale customers in the marketplace and that its net sales and profits would likely decrease. The Company extends credit to its customers based upon a number of factors, including an evaluation of the customer’s financial condition and credit history, the customer’s payment history with the Company, the customer’s reputation in the trade, and/or an evaluation of the Company’s opportunity to introduce its moissanite jewels or finished jewelry featuring moissanite to new or expanded markets. Collateral is not generally required from customers. The need for an allowance for doubtful accounts is determined based upon factors surrounding the credit risk of specific customers, historical trends, and other information. The Company has not experienced any significant accounts receivable write-offs related to revenue arrangements with extended payment terms. The Company‘s allowance for doubtful accounts includes approximately $815,000 related to one customer that has become past due on its payment arrangement.

At times, a portion of the Company’s accounts receivable will be due from customers that have individual balances in excess of 10% of the Company’s total net accounts receivable.  The following is a summary of customers that represent greater than or equal to 10% of total net accounts receivable:

	June 30, 2015	December 31, 2014
Customer A	59%	28%
Customer B	14%	11%

A significant portion of sales is derived from certain customer relationships. The following is a summary of customers that represent greater than or equal to 10% of total gross sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Customer A	43%	36%	33%	30%
Customer B	1%	4%	9%	13%
Customer C	0%	15%	-2%	17%

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

We manage our business primarily by our three distribution channels that we use to sell our product lines, loose jewels and finished jewelry. Accordingly, we determined our three operating and reportable segments to be wholesale distribution transacted through our parent entity, direct-to-consumer e-commerce distribution transacted through our wholly owned operating subsidiary, Moissanite.com, LLC, or Moissanite.com, and direct-to-consumer home party distribution transacted through our wholly owned operating subsidiary, Charles & Colvard Direct, LLC, or Charles & Colvard Direct. We sell our loose moissanite jewels at wholesale to some of the largest distributors and manufacturers in the world, which mount them into fine jewelry to be sold at retail outlets and via the Internet. We also sell loose moissanite jewels and finished jewelry featuring moissanite at wholesale to retailers to be sold to end consumers and directly to consumers through our e-commerce sales channel Moissanite.com. Additionally, we sell fashion and moissanite finished jewelry directly to consumers through our home party sales channel Charles & Colvard Direct. We believe our use of multiple sales channels to the jewelry trade and the end consumer with branded finished moissanite jewelry creates a more compelling consumer value proposition to drive increased demand.

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

Our wholesale finished jewelry business has expanded through select retailers and television shopping networks. We believe there is significant opportunity to further expand our wholesale finished jewelry business through e-commerce, television shopping, and other retailers. We also believe our finished jewelry business, including finished jewelry sold through our direct-to-consumer e-commerce and home party sales channels, allows us to have more control over the end product and enhance our relationships with consumers, as well as provide incremental sales and gross profit dollars due to the higher price points of finished jewelry featuring moissanite relative to loose jewels. To that end, we are focusing on the following critical aspects of our strategic plan during 2015:

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

In June 2012, we launched a moissanite jewel with optical properties that are significantly whiter than our standard VG, or Classic MoissaniteTM grade jewels. We are marketing these whiter jewels under the Forever Brilliant® trademark as a higher quality brand to differentiate from other grades of our moissanite as well as moissanite sold by potential competitors in the future.

In September 2014, we launched The Survivor Collection™, a unique jewelry line designed to celebrate breast cancer survivors.   The line features three-stone rings and pendants, two Forever Brilliant® and one pink moissanite gem to symbolize life before, during, and after cancer.  The Survivor Collection™ has launched in over 150 retail locations in the Unites States and Canada.  While the collection has had some success, we will continue to evaluate how it fits in with our long term brand strategy.

In May 2015, we introduced to the trade at the JCK Las Vegas show our latest created gemstone, and first colorless moissanite, named Forever One™.  This new addition to our portfolio of branded moissanite is expected to ship in limited quantities beginning in September 2015.  We plan to market our existing loose jewels with a defined brand architecture that celebrates the optical and physical properties of all Charles & Colvard Created Moissanite® – more fire and brilliance than a diamond, second only to a diamond in terms of hardness, with a warranty guaranteeing the optical properties will last forever.

With the introduction of Forever One™, we will be redefining our loose jewel brands through a color and clarity grading scale similar to the conventional grading of diamonds.  With respect to color, Forever One™ is colorless (D-E-F color), Forever Brilliant® is near colorless (G-H-I color), and our Classic Moissanite™, soon to be renamed Forever Classic™ is faint color (J-K color), with all subject to clarity standards we have defined.   We intend to launch Forever One™ through select domestic and international distribution partners in limited shape and size assortments, priced at a premium to Forever Brilliant®.

We expect demand for our Forever Brilliant® loose jewel and finished jewelry featuring the Forever Brilliant® jewel to remain strong, both in our wholesale channel and on our Moissanite.com e-commerce website, and that Forever Brilliant® will continue to be an important brand for Charles & Colvard, Ltd. as we execute our new brand strategy.

To amplify our strategy of reaching the widest audience possible via social media and potential design partnerships, we hired a new public relations agency in March 2015 with specific expertise that will focus on an increased social, digital, and blog presence while identifying campaigns to reach specific target customers, including millennials.  In an effort to increase awareness for moissanite, we launched Moissy.com™ during the second quarter of 2015.  Moissy.com™ is a non-transactional website with user-generated content and educational information about the benefits of moissanite.

We believe our efforts to develop multiple strong brands and the introduction of designer finished jewelry brands will help us to build brand recognition and increase consumer awareness of our products. We also expect that this strategy of building brand recognition will help to support revenue streams as our intellectual property rights expire beginning in 2015.

•	Expanding our direct-to-consumer e-commerce business - Our direct-to-consumer e-commerce website, Moissanite.com, features an intuitive site design with robust functionality to enhance the customer experience and convert traffic into sales. We continue to expand the website’s jewelry collections and its loose moissanite jewel assortment by featuring a variety of colors and shapes, and we are investing resources in targeted advertising and marketing campaigns. During 2014 and the first six months of 2015, we continued fine-tuning such marketing efforts to maximize return on investment, increasing product assortment, and building new site functionality designed to increase sales conversion rates. We believe our direct-to-consumer e-commerce sales channel will not only add to our top-line revenues in a significant manner, but will also play a key role in our campaign to increase overall consumer awareness of moissanite. We also envision e-commerce as a part of a broader effort to establish online connections with consumers that build our brands and our business with retail partners.

•	Developing our direct-to-consumer home party business - In October 2012, our direct-to-consumer home party business, Lulu Avenue®, began to integrate the custom designs of a well-known jewelry designer into the current jewelry line. In April 2013, we hired a President of Lulu Avenue® whose focus is on the scale-up of the sales force, and during 2014 and the first six months of 2015, we continued to invest in finance, sales, and customer service personnel to support our back office technology and supply chain efforts of Lulu Avenue®. Our direct-to-consumer home party sales channel is providing us with significant sales growth and we believe it will play a role in our campaign to increase overall consumer awareness of moissanite.

As we execute our strategy to build and reinvest in our businesses, significant expenses and investment of cash will be required ahead of the revenue streams we expect in the future, and this may result in some unprofitable reporting periods in 2015. Despite this, we have maintained as one of our primary goals to generate positive cash flow to protect our cash position.  During 2014 and the first six months of 2015, we were able to significantly reduce our inventories and aggressively collect on our trade accounts receivable balance from year end and on current year sales. We will continue to monitor our cash burn rate and collection efforts as we grow the business.

Our total consolidated net sales for the six months ended June 30, 2015 of $15.85 million were 14% greater than total consolidated net sales during the six months ended June 30, 2014. Wholesale distribution segment net sales for the six months ended June 30, 2015 of $10.83 million were 10% lower than wholesale distribution segment net sales during the six months ended June 30, 2014. Direct-to-consumer e-commerce distribution segment net sales for the six months ended June 30, 2015 of $2.36 million were 67% greater than direct-to-consumer e-commerce distribution segment net sales during the six months ended June 30, 2014.  Direct-to-consumer home party distribution segment net sales during the six months ended June 30, 2015 of $2.65 million were 442% greater than direct-to-consumer home party distribution segment net sales during the six months ended June 30, 2014.

Loose jewel sales comprised 48% of our total consolidated net sales for the six months ended June 30, 2015 and decreased 1% to $7.59 million, compared with $7.69 million in the corresponding period of 2014. Finished jewelry sales for the six months ended June 30, 2015 comprised 52% of our total consolidated net sales and increased 33% to $8.27 million, compared with $6.22 million in the corresponding period of 2014. We expect these increases in finished jewelry sales to continue as we execute our strategy of developing new wholesale and direct-to-consumer sales channels and expanding our finished jewelry business.  While we expect finished jewelry sales to continue to increase as our direct-to-consumer businesses increase and become a larger portion of our overall sales, we do not expect loose jewel sales to continue to decrease as we implement new strategies around our new loose jewel brand architecture.

Operating expenses increased by $2.13 million, or 26%, to $10.27 million for the six months ended June 30, 2015, compared with $8.13 million in the corresponding period of 2014. Of this increase, sales and marketing expenses increased $2.13 million, or 49%, to $6.49 million, primarily as a result of increased commissions on sales for our home party direct sales business and increased expenses for personnel additions and changes.  General and administrative expenses increased slightly to $3.77 million primarily due to the transition of our President and Chief Executive Officer, the increased legal expenses associated with the transition, and office-related expense increases, which were partially offset by lower legal fees on other corporate matters, and lower bad debt expense. As we grow our business, we intend to continue to closely manage our operating expenses by seeking the most cost effective and efficient solutions to our operating requirements. We recorded a net loss of $5.73 million, or $0.28 per diluted share, for the six months ended June 30, 2015, primarily due to lower margins on sales of some lower quality, slow-moving finished jewels, increased inventory reserves and adjustments, and higher sales and marketing expenses.  These increases were partially offset by a greater gross profit resulting from an increase of overall sales through our direct-to-consumer e-commerce and home party sales businesses.

The execution of our strategy to grow our company, with the ultimate goal of increasing consumer awareness and clearly communicating the value proposition of moissanite, is challenging and not without risk. As such, there can be no assurance that future results for each reporting period will exceed past results in sales, operating cash flow, and/or net income due to the challenging business environment in which we operate and our investment in various initiatives to support our growth strategies. However, as we execute our growth strategy and messaging initiatives, we remain committed to our current priorities of generating positive cash flow and strengthening our financial position while both monetizing our existing inventory and manufacturing both our Forever Brilliant® and new Forever OneTM loose jewels and finished jewelry to meet sales demand. We believe the results of these efforts will propel our revenue growth and profitability and further enhance shareholder value in coming years, but we fully recognize the business and economic challenges that we face.

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

Results of Operations

The following table sets forth certain consolidated statements of operations data for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$7,476,872	$7,841,647	$15,853,936	$13,909,200
Costs and expenses:
Cost of goods sold	6,461,537	5,324,981	11,305,440	8,988,023
Sales and marketing	3,517,870	2,171,614	6,491,234	4,366,225
General and administrative	1,533,948	2,376,466	3,768,161	3,752,681
Research and development	7,043	9,514	9,104	11,501
Loss on abandonment of assets	-	-	-	2,201
Total costs and expenses	11,520,398	9,882,575	21,573,939	17,120,631
Loss from operations	(4,043,526)	(2,040,928)	(5,720,003)	(3,211,431)
Other income (expense):
Interest income	-	20	11	49
Interest expense	(767)	(188)	(784)	(318)
Gain on sale of long-term assets	-	-	125	-
Total other expense, net	(767)	(168)	(648)	(269)
Loss before income taxes	(4,044,293)	(2,041,096)	(5,720,651)	(3,211,700)
Income tax net expense	(3,243)	(4,152,987)	(6,336)	(4,045,777)
Net loss	$(4,047,536)	$(6,194,083)	$(5,726,987)	$(7,257,477)

Consolidated Net Sales

Consolidated net sales for the three and six months ended June 30, 2015 and 2014 comprise the following:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	Dollars	Percent	2015	2014	Dollars	Percent
Loose jewels	$3,766,308	$4,010,339	$(244,031)	-6%	$7,587,438	$7,691,025	$(103,587)	-1%
Finished jewelry	3,710,564	3,831,308	(120,744)	-3%	8,266,498	6,218,175	2,048,323	33%
Total consolidated net sales	$7,476,872	$7,841,647	$(364,775)	-5%	$15,853,936	$13,909,200	$1,944,736	14%

Consolidated net sales were $7.48 million for the three months ended June 30, 2015 compared to $7.84 million for the three months ended June 30, 2014, a decrease of $365,000, or 5%. Consolidated net sales were $15.85 million for the six months ended June 30, 2015 compared to $13.91 million for the six months ended June 30, 2014, an increase of $1.94 million, or 14%.  The decrease in consolidated net sales for the three months ended June 30, 2015 was due primarily to lower wholesale loose jewel sales compared to the corresponding period of the prior year due to timing of orders shipped.  This decrease was partially offset by the growth in sales, primarily in finished jewelry, of our direct-to-consumer businesses, Moissanite.com and Lulu Avenue®, which increased 78% to $1.26 million and 355% to $1.29 million, respectively, compared to the corresponding period of the prior year.  The increase in consolidated net sales for the six months ended June 30, 2015 was due primarily to the growth in sales, primarily in finished jewelry, of our direct-to-consumer businesses, Moissanite.com and Lulu Avenue®, which increased 67% to $2.36 million and 442% to $2.65 million, respectively, compared to the corresponding period of the prior year.

International sales of our wholesale business decreased by $54,000, or 9%, to $521,000 for the three months ended June 30, 2015 compared to the corresponding period of the prior year.  International sales of our wholesale business increased by $203,000, or 22%, to $1.14 million for the six months ended June 30, 2015 compared to the corresponding period of the prior year.  We anticipate orders and related sales of loose moissanite jewels and finished jewelry featuring moissanite in both our wholesale distribution segment and our two direct-to-consumer distribution segments will improve as we execute our growth strategies.

Sales of loose jewels represented 50% and 48% of total consolidated net sales for the three and six months ended June 30, 2015, respectively, compared to 51% and 55% of total consolidated net sales for the corresponding periods of the prior year. For the three months ended June 30, 2015, loose jewel sales were $3.77 million compared to $4.01 million for the corresponding period of the prior year, a decrease of $244,000, or 6%. For the six months ended June 30, 2015, loose jewel sales were $7.59 million compared to $7.69 million for the corresponding period of the prior year, a decrease of $104,000, or 1%.  The decreases for the three and six months ended June 30, 2015 were primarily due to a focus to reduce inventory of slower moving standard grade loose jewels through existing distribution channels.

Sales of finished jewelry represented 50% and 52% of total consolidated net sales for the three and six months ended June 30, 2015, respectively, compared to 49% and 45% of total consolidated net sales for the corresponding periods of the prior year. For the three months ended June 30, 2015, finished jewelry sales were $3.71 million compared to $3.83 million for the corresponding period of the prior year, a decrease of $121,000, or 3%. For the six months ended June 30, 2015, finished jewelry sales were $8.27 million compared to $6.22 million for the corresponding period of the prior year, an increase of $2.05 million, or 33%. The decrease in finished jewelry sales in the three months ended June 30, 2015 was primarily due to fluctuations in timing of orders from our largest finished jewelry customer.  The growth of our e-commerce and home party businesses in our direct-to-consumer distribution segment offset the decrease of jewelry sales to our largest wholesale jewelry customer, and is the primary driver of the increase in finished jewelry sales for the six months ended June 30, 2015.

United States, or U.S., net sales remained consistent with approximately 93% of total consolidated net sales for the three and six months ended June 30, 2015, compared to 93% of total consolidated net sales for the corresponding periods of the prior year. U.S. net sales decreased $311,000, or 4%, to $6.96 million for the three months ended June 30, 2015 from the corresponding period of the prior year primarily as a result of a decrease in loose jewel sales to our domestic wholesale customer base due to a focus on reducing inventory of slower moving standard grade loose jewels through existing distribution channels.  This decrease in U.S. sales was offset in part by an increase in U.S. finished jewelry sales through our direct-to-consumer businesses, Moissanite.com and Lulu Avenue®.  For the six months ended June 30, 2015, U.S. net sales increased $1.74 million, or 13%, to $14.72 million compared to the corresponding period of the prior year primarily due to the increase in U.S. finished jewelry sales through our direct-to-consumer businesses, Moissanite.com and Lulu Avenue®, which was offset in part by a reduction of loose jewel sales through our existing wholesale U.S. distribution channels.

Our largest U.S. customer during the three and six months ended June 30, 2015 accounted for 43% and 33%, respectively, of total consolidated sales compared to 36% and 30%, respectively, during the corresponding periods of 2014.  One other U.S. customer accounted for 15% of total consolidated sales during the three months ended June 30, 2014, but did not account for significant sales in the corresponding period of 2015.  Two U.S. customers accounted for 17% and 13% of total consolidated sales during the six months ended June 30, 2014, but did not account for a significant percentage of total consolidated sales during the corresponding period of 2015.  We expect that we will remain dependent on our ability, and that of our largest customers, to maintain and enhance retail programs. A change in or loss of any of these customer or retailer relationships could have a material adverse effect on our results of operations.

International net sales accounted for approximately 7% of total consolidated net sales for the three and six months ended June 30, 2015, compared to 7% of total consolidated net sales for the corresponding periods of the prior year. International net sales decreased $54,000, or 9%, during the three months ended June 30, 2015, from the corresponding period of the prior year primarily as a result of a decrease in loose jewel sales to our international wholesale customer base.  International net sales increased $203,000, or 22%, during the six months ended June 30, 2015, from the corresponding period of the prior year primarily due to the prior year decline in sales to our international customers within our wholesale business.  Economic and market conditions that face our larger international customers have caused some fluctuation in our international net sales.  We believe the economic and market conditions will continue to improve in our international markets.  As we attempt to expand our international markets, particularly the China and Hong Kong markets, we have been and will continue to evaluate each of the distributors in these markets, and others, to determine the best long-term partner within these markets, as well as enforcing the collection from one customer with which we are in dispute.   As a result, our sales in these markets may fluctuate significantly each reporting period.

We did not have an international customer account for more than 10% of total consolidated sales during the three and six months ended June 30, 2015 or 2014.  A portion of our international consolidated sales represents jewels sold internationally that may be re-imported to U.S. retailers. Our top three international distributors by sales volume during the three months ended June 30, 2015, in order, were located in the United Kingdom, Hong Kong, and Hong Kong.  Our top three international distributors by sales volume during the six months ended June 30, 2015, in order, were located in Hong Kong, United Kingdom, and Hong Kong.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	Dollars	Percent	2015	2014	Dollars	Percent
Product line cost of goods sold
Loose jewels	$3,062,283	$2,066,290	$995,993	48%	$5,283,457	$3,863,698	$1,419,759	37%
Finished jewelry	1,996,922	2,747,364	(750,442)	-27%	4,024,867	4,385,612	(360,745)	-8%
Total product line cost of goods sold	5,059,205	4,813,654	245,551	5%	9,308,324	8,249,310	1,059,014	13%
Non-product line cost of goods sold	1,402,332	511,327	891,005	174%	1,997,116	738,713	1,258,403	170%
Total cost of goods sold	$6,461,537	$5,324,981	$1,136,556	21%	$11,305,440	$8,988,023	$2,317,417	26%

Total cost of goods sold was $6.46 million for the three months ended June 30, 2015 compared to $5.32 million for the three months ended June 30, 2014, an increase of $1.14 million, or 21%. Total cost of goods sold was $11.31 million for the six months ended June 30, 2015 compared to $8.99 million for the six months ended June 30, 2014, an increase of $2.32 million, or 26%. Product line cost of goods sold is defined as product cost of goods sold in each of our wholesale distribution, direct-to-consumer e-commerce distribution, and direct-to-consumer home party distribution operating segments excluding non-capitalized expenses from our manufacturing and production control departments, comprising personnel costs, depreciation, rent, utilities, and corporate overhead allocations; freight out; inventory valuation allowance adjustments; and other inventory adjustments, comprising royalties on design of goods, costs of quality issues, damaged goods, and inventory write-offs.

The increase in cost of goods sold for the three months ended June 30, 2015 compared to the corresponding period in 2014 was primarily due to a $996,000 increase in loose jewels product line cost of goods sold resulting from the sale of slow moving loose jewel inventory of less desirable quality at lower product margins to one customer, and a net increase in non-product line cost of goods sold of $891,000.  These increases were partially offset by a decrease in finished jewelry cost of goods sold primarily due to the sale of slow moving jewelry at lower product margins to one customer during the three months ended June 30, 2014, and increased finished jewelry sales through our direct-to-consumer businesses, Moissanite.com and Lulu Avenue®, which carry higher margins.  The cost of goods sold for the three months ended June 30, 2015 also included the effect of a finished jewelry melt of slow moving and obsolete jewelry that we identified during the quarter, from which we recovered the cost of the metal and loose jewels, which was less than the carrying cost of the finished jewelry.   The net increase in non-product line cost of goods sold comprises a $366,000 increase in inventory valuation allowances, including inventory obsolescence, shrinkage, recuts, repairs, and scrap reserves; a $246,000 increase in other inventory adjustments which includes $17,000 of royalties on fashion jewelry design work; a $244,000 increase in non-capitalized manufacturing and production control expenses; and a $35,000 increase in freight expenses due to increased sales through our direct-to-consumer businesses.  See Note 3, “Segment Information and Geographic Data,” in the Notes to Condensed Consolidated Financial Statements for further discussion of non-product line cost of goods sold.

The increase in cost of goods sold for the six months ended June 30, 2015 compared to the corresponding period in 2014 was primarily due to a $1.42 million increase in loose jewels product line cost of goods sold resulting from the sale of slow moving loose jewel inventory of less desirable quality at lower product margins to one customer, and a net increase in non-product line cost of goods sold of $1.26 million.  These increases were partially offset by a decrease in finished jewelry cost of sales primarily due to the sale of slow moving jewelry at lower product margins to one customer during the six months ended June 30, 2014, and increased finished jewelry sales through our direct-to-consumer businesses, Moissanite.com and Lulu Avenue®, which carry higher margins.   The net increase in non-product line cost of goods sold comprises a $546,000 increase in inventory valuation allowances including inventory obsolescence, shrinkage, recuts, repairs, and scrap reserves; a $410,000 increase in other inventory adjustments which includes $67,000 of royalties on fashion jewelry design work; a $236,000 increase in non-capitalized manufacturing and production control expenses; and a $66,000 increase in freight expenses due to increased sales through our direct-to-consumer businesses.  See Note 3, “Segment Information and Geographic Data,” in the Notes to Condensed Consolidated Financial Statements for further discussion of non-product line cost of goods sold.

Sales and Marketing

Sales and marketing expenses for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	Dollars	Percent	2015	2014	Dollars	Percent
Sales and marketing	$3,517,870	$2,171,614	$1,346,256	62%	$6,491,234	$4,366,225	$2,125,009	49%

Sales and marketing expenses were $3.52 million for the three months ended June 30, 2015 compared to $2.17 million for the three months ended June 30, 2014, an increase of $1.35 million, or 62%. Sales and marketing expenses were $6.49 million for the six months ended June 30, 2015 compared to $4.37 million for the six months ended June 30, 2014, an increase of $2.13 million, or 49%.

The increase in sales and marketing expenses for the three months ended June 30, 2015 compared to the corresponding period in 2014 was primarily due to an increase of $817,000 in net compensation expenses; a $274,000 increase in advertising expenses; a $197,000 increase in office-related expenses; and a $136,000 increase in professional services primarily related to operation of our sales platform and fulfillment services for our direct-to-consumer home party business.  These increases were partially offset by a $42,000 decrease in travel expense due to fewer international sales trips and a $37,000 decrease in depreciation expense related to the Moissanite.com and Lulu Avenue® e-commerce websites’ direct sales platforms.

Compensation costs for the three months ended June 30, 2015 compared to the corresponding period in 2014 increased primarily as a result of an increase in commissions of $426,000 for sales to specific wholesale customers under which commission plans of sales representatives are based and the increase in sales within our direct-to-consumer home party line of business; a $288,000 increase in severance expense related to personnel changes within the wholesale sales organization; and a $133,000 increase in salaries and related employee benefits.  These changes were partially offset by a $16,000 decrease in bonus expense and a $14,000 decrease in stock-based compensation expense.

The increase in advertising expenses for the three months ended June 30, 2015 compared to the corresponding period in 2014 comprises a $125,000 increase in agency and other media and awareness spending, including $97,000 of increased samples expenses; an increase in internet marketing of $78,000; a $68,000 increase in cooperative advertising, and an increase of $3,000 in print media expenses to develop and promote brand awareness campaigns.  The increase in cooperative advertising expenses resulted primarily from the decision of our domestic distributors to not utilize the advertising credits we had accrued during 2013 within the allowable period that we reversed during the three months ended June 30, 2014, and management’s decision to offer sales discounts to most of our international customers in lieu of cooperative advertising assistance.

The increase in sales and marketing expenses for the six months ended June 30, 2015 compared to the corresponding period in 2014 was primarily due to an increase of $1.54 million in net compensation expenses; a $335,000 increase in office-related expenses; a $272,000 increase in professional services primarily related to the operation of our sales platform and fulfillment services for our direct-to-consumer home party business; and a $113,000 increase in advertising expenses.  These increases were partially offset by a $65,000 decrease in travel expense due to fewer international sales trips and a $72,000 decrease in depreciation expense related to the Moissanite.com and Lulu Avenue® e-commerce websites’ direct sales platforms.

Compensation costs for the six months ended June 30, 2015 compared to the corresponding period in 2014 increased primarily as a result of an increase in commissions of $1.07 million for sales to specific wholesale customers under which commission plans of sales representatives are based and the increase in sales within our direct-to-consumer home party line of business; a $279,000 increase in severance expense related to personnel changes within the wholesale sales organization; and a $250,000 increase in salaries and related employee benefits.  These changes were partially offset by a $44,000 decrease in stock-based compensation expense and a $14,000 decrease in bonus expense.

The increase in advertising expenses for the six months ended June 30, 2015 compared to the corresponding period in 2014 comprises a $139,000 increase in agency and other media and awareness spending, including $93,000 of increased samples expenses; an increase in internet marketing of $185,000; and an increase of $8,000 in print media expenses to develop and promote brand awareness campaigns.  These increases were partially offset by a $219,000 decrease in cooperative advertising.  The increase in cooperative advertising expenses resulted primarily from the decision of our domestic distributors to not utilize the advertising credits we had accrued during 2014 within the allowable period that we reversed during the three months ended March 31, 2015, and management’s decision to offer sales discounts to most of our international customers in lieu of cooperative advertising assistance.

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

General and Administrative

General and administrative expenses for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	Dollars	Percent	2015	2014	Dollars	Percent
General and administrative	$1,533,948	$2,376,466	$(842,518)	-35%	$3,768,161	$3,752,681	$15,480	0%

General and administrative expenses were $1.53 million for the three months ended June 30, 2015 compared to $2.38 million for the three months ended June 30, 2014, a decrease of $843,000, or 35%. General and administrative expenses were $3.77 million for the six months ended June 30, 2015 compared to $3.75 million for the six months ended June 30, 2014, an increase of $15,000, or approximately 0%.

The decrease in general and administrative expenses for the three months ended June 30, 2015 compared to the corresponding period in 2014 was primarily due to a $665,000 decrease in bad debt expense associated with our allowance for doubtful accounts reserve policy; a $179,000 decrease in professional services; a decrease of $30,000 for moving the corporate headquarters to its new leased space during 2014; a $19,000 decrease in depreciation and amortization expense; a $9,000 decrease in business and franchise taxes; and a $4,000 decrease in board compensation  These decreases were partially offset by a $32,000 increase in travel expenses; a $15,000 increase in other administrative expenses, primarily associated with filing of sales and use tax returns; a $14,000 increase in office-related expenses associated with the new facility; and a $2,000 increase in compensation expenses.

Professional services decreased for the three months ended June 30, 2015 compared to the corresponding period in 2014 primarily due to a decrease in legal fees of $148,000; a $34,000 decrease in audit and tax services primarily due to the timing of work performed; and a decrease of $34,000 in investor and public relations expenses.  These decreases were partially offset by an increase of $37,000 in consulting and other professional services.

Compensation expenses increased for the three months ended June 30, 2015 compared to the corresponding period in 2014 primarily due to an increase in salaries and related employee benefits in the aggregate of $44,000, partially offset by a $42,000 decrease in stock-based compensation expense.

The increase in general and administrative expenses for the six months ended June 30, 2015 compared to the corresponding period in 2014 was primarily due to a $443,000 increase in compensation expenses; a $96,000 increase in office-related expenses; a $95,000 increase in professional services; a $37,000 increase in travel expense; a $20,000 increase in recruiting agency fees; a $16,000 increase in board compensation; and a $16,000 increase in other administrative expenses, primarily associated with filing of sales and use tax returns.  These increases were partially offset by a $664,000 decrease in bad debt expense associated with our allowance for doubtful accounts reserve policy; a decrease of $30,000 for moving the corporate headquarters to its new leased space during 2014; a $9,000 decrease in depreciation and amortization expense; and a $5,000 decrease in business and franchise taxes.

Compensation expenses increased for the six months ended June 30, 2015 compared to the corresponding period in 2014 primarily due to an increase in severance expense of $335,000 associated with the departure of our former President and Chief Executive Officer, an increase in stock-based compensation expense of $22,000, the majority of which was related to the transition of our President and Chief Executive Officer, and an increase in salaries and related employee benefits in the aggregate of $86,000, of which $11,000 was related to the transition of our President and Chief Executive Officer.

Professional services increased for the six months ended June 30, 2015 compared to the corresponding period in 2014 primarily due to an increase in legal fees of $96,000, of which approximately $85,000 was related to the transition of our President and Chief Executive Officer; and an increase of $60,000 in consulting and other professional services, of which approximately $18,000 related to the transition of our President and Chief Executive Officer.  These increases were partially offset by a decrease of $52,000 in investor and public relations expenses and a $9,000 decrease in audit and tax services primarily due to the timing of work performed.

Research and Development

Research and development expenses for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	Dollars	Percent	2015	2014	Dollars	Percent
Research and development	$7,043	$9,514	$(2,471)	-26%	$9,104	$11,501	$(2,397)	-21%

Research and development expenses were $7,000 for the three months ended June 30, 2015 compared to $10,000 for the three months ended June 30, 2014, a decrease of approximately $3,000, or 26%. Research and development expenses were $9,000 for the six months ended June 30, 2015 compared to $12,000 for the six months ended June 30, 2014, a decrease of approximately $3,000, or 21%.

Research and development expenses for the three months ended June 30, 2015 compared to the corresponding period in 2014 decreased due to an $8,000 decrease in consulting professional services, partially offset by an increase of $4,000 in compensation costs and office expenses for time and materials allocated by operations personnel to research and development activities, and a $2,000 increase of materials specifically purchased for these activities.

Research and development expenses for the six months ended June 30, 2015 compared to the corresponding period in 2014 decreased due to a $9,000 decrease in consulting professional services, partially offset by an increase of $5,000 in compensation costs and office expenses for time and materials allocated by operations personnel to research and development activities, and a $2,000 increase of materials specifically purchased for these activities.

Loss on Abandonment of Assets

Loss on abandonment of assets for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	Dollars	Percent	2015	2014	Dollars	Percent
Loss on abandonment of assets	$-	$-	$-	-%	$-	$2,201	$(2,201)	-100%

Loss on abandonment of assets was $0 for the six months ended June 30, 2015 compared to $2,000 for the six months ended June 30, 2014, a decrease of $2,000, or 100%.

For the six months ended June 30, 2014, we abandoned a trademark with remaining carrying costs of $2,000 after we determined the trademark would no longer be utilized.

Provision for Income Taxes

We recognized an income tax net expense of approximately $3,000 for the three months ended June 30, 2015 compared to an income tax net expense of approximately $4.15 million for the three months ended June 30, 2014.  We recognized an income tax net expense of approximately $6,000 for the six months ended June 30, 2015 compared to an income tax net expense of $4.05 million for the six months ended June 30, 2014.

As of each reporting date, management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. Management had previously considered various strategic alternatives that would reduce its pre-tax operating losses, resulting in management determining that a valuation allowance was not necessary at March 31, 2014.  During the three months ended June 30, 2014, management determined that such strategic alternatives were no longer in our best interest.  Accordingly, management concluded that the positive evidence was no longer sufficient to offset available negative evidence, primarily as a result of the pre-tax operating losses incurred during the six months ended June 30, 2014, and forecasted to continue through the remainder of 2014.  As a result, management concluded that it was uncertain that we would have sufficient future taxable income to utilize our deferred tax assets, and therefore, we established a valuation allowance against our deferred tax assets resulting in a tax expense of $4.15 million and $4.05 million for the three and six months ended June 30, 2014, respectively.  This valuation allowance remained as of June 30, 2015.

For the three and six months ended June 30, 2015, we recognized $3,000 and $6,000, respectively, of income tax expense for estimated tax, penalties, and interest associated with uncertain tax positions.  During the three and six months ended June 30, 2014, we also recognized approximately $3,000 and $6,000, respectively, of income tax expense for estimated tax, penalties, and interest associated with uncertain tax positions.

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of June 30, 2015, our principal sources of liquidity were cash and cash equivalents totaling $5.25 million, trade accounts receivable of $4.46 million, and current inventory of $13.40 million, as compared to cash and cash equivalents totaling $4.01 million, trade accounts receivable of $5.51 million, and current inventory of $13.32 million as of December 31, 2014.  As described more fully below, we also have access to a $10 million credit facility.

During the six months ended June 30, 2015, our working capital decreased by approximately $49,000 to $19.20 million from $19.25 million at December 31, 2014. As described more fully below, the decrease in working capital at June 30, 2015 is primarily attributable to a decrease in trade accounts receivable, a net increase in accrued expenses and other liabilities, and an increase in trade accounts payable, offset in part by an increase in our cash and cash equivalents due to our increased cash from operations, an increase in prepaid expenses and other assets, a decrease in accrued cooperative advertising, and a greater allocation of inventory to short-term.

During the six months ended June 30, 2015, $1.27 million of cash was provided by operations. The primary drivers of positive cash flow were a decrease in inventory of $3.79 million, a decrease in trade accounts receivable of $1.61 million, a net increase in accrued liabilities of $567,000, and an increase in trade accounts payable of $28,000.  These factors were partially offset by our loss of $5.73 million that included $1.27 million of non-cash expenses and an increase in prepaid expenses of $264,000.  Accounts receivable decreased primarily as a result of collection efforts during the first six months of 2015 on sales made in the fourth quarter of 2014, and a significant reduction of extended wholesale customer payment terms that we offer from time to time that may not immediately increase liquidity as a result of current-period sales. We believe our competitors and other vendors in the wholesale jewelry industry have expanded their use of extended payment terms and, in aggregate, we believe that by offering extended payment terms under certain circumstances, we have provided a competitive response in our market and that our net sales have been favorably impacted.  We are unable to estimate the impact of this program on our net sales, but if we ceased providing extended payment terms in select instances, we believe we would not be competitive for some wholesale customers in the marketplace and that our net sales and profits would likely decrease. Generally, we have not experienced any significant accounts receivable write-offs related to revenue arrangements with extended payment terms; however, we have increased our reserves for uncollectible accounts primarily due to one customer with extended terms, and recently began legal proceedings to collect on the outstanding balances.  We do not believe the terms are a factor with this customer’s non-payment.  Inventories decreased primarily as a result of sales, offset in part by the purchase of new raw material SiC crystals during the quarter pursuant to our new exclusive supply agreement, or the New Supply Agreement, with Cree, Inc., or Cree, which we entered into on December 12, 2014; purchases of jewelry castings, findings, and other jewelry components; and production of moissanite loose jewels.  Prepaid expenses and other assets increased primarily as a result of timing of payment of insurance premiums, and other payments in advance of goods or services received.  Accounts payable increased primarily as a result of the timing of costs incurred but not yet paid as of June 30, 2015 associated with inventory-related purchases and professional services incurred but not yet due under our vendors’ payment terms.

We manufactured approximately $3.19 million in loose jewels and $2.88 million in finished jewelry, which includes the cost of the loose jewels and the purchase of precious metals and labor in connection with jewelry production, during the six months ended June 30, 2015.  We expect our purchases of precious metals and labor to increase as we increase our finished jewelry business. In addition, from the beginning of 2006 through the second quarter of 2015, the price of gold has increased significantly (approximately 121%), resulting in higher retail price points for gold jewelry. Because the market price of gold and other precious metals is beyond our control, the upward price trends could continue and have a negative impact on our operating cash flow as we manufacture finished jewelry.

Historically, our raw material inventories of SiC crystals had been purchased under exclusive supply agreements with a limited number of suppliers. Because the supply agreements restricted the sale of these crystals exclusively to us, the suppliers negotiated minimum purchase commitments with us that, when combined with our reduced sales during the periods when the purchase commitments were in effect, have resulted in levels of inventories that are higher than we might otherwise maintain. As of June 30, 2015, $21.12 million of our inventories were classified as long-term assets. Loose jewel sales and finished jewelry that we manufacture will utilize both the finished good loose jewels currently on-hand and, as we deplete certain shapes and sizes, our on-hand raw material SiC crystals of $6.10 million and new raw material that we are purchasing from Cree.

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

During the six months ended June 30, 2015, we purchased approximately $3.05 million of SiC crystals from Cree. We expect to use existing cash and cash equivalents and other working capital, together with future cash expected to be provided by operating activities and, if necessary, our credit facility described below, to finance our purchase commitment under the New Supply Agreement.

We made no income tax payments during the six months ended June 30, 2015. As of June 30, 2015, we had approximately $882,000 of remaining federal income tax credits, $533,000 of which expire between 2018 and 2021 and the balance without an expiration, which can be carried forward to offset future income taxes. As of June 30, 2015, we also had a federal tax net operating loss carryforward of approximately $5.56 million expiring between 2020 and 2033, which can be used to offset against future federal taxable income, a North Carolina tax net operating loss carryforward of approximately $11.12 million expiring between 2023 and 2028, and various other state tax net operating loss carryforwards expiring between 2016 and 2033, which can be used to offset against future state taxable income.

On June 25, 2014, we and our wholly owned subsidiaries, Charles & Colvard Direct and Moissanite.com, collectively referred to as the Borrowers, obtained a $10,000,000 asset-based revolving credit facility, or the Credit Facility, from Wells Fargo Bank, National Association, or Wells Fargo. The Credit Facility will be used for general corporate and working capital purposes, including transaction fees and expenses incurred in connection therewith and the issuance of letters of credit up to a $1,000,000 sublimit. The Credit Facility will mature on June 25, 2017.

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

As of June 30, 2015, we had not borrowed against the Credit Facility.

We believe that our existing cash and cash equivalents and other working capital, together with future cash expected to be provided by operating activities, will be sufficient to meet our working capital and capital expenditure needs over the next 12 months. Our future capital requirements and the adequacy of available funds will depend on many factors, including our rate of sales growth; the expansion of our sales and marketing activities, including the operating capital needs of our wholly owned subsidiaries; the timing and extent of raw materials and labor purchases in connection with loose jewel production to support our moissanite jewel business and precious metals and labor purchases in connection with jewelry production to support our finished jewelry business; the timing of capital expenditures; and risk factors described in more detail in “Risk Factors” in this report and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.  We obtained the Credit Facility to mitigate these risks to our cash and liquidity position.  Also, we may make investments in, or acquisitions of, complementary businesses, which could also require us to seek additional equity or debt financing.

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

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. During the three months ended June 30, 2015, we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 1A.	Risk Factors

We discuss in our Annual Report on Form 10-K for the year ended December 31, 2014 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 various risks that may materially affect our business. There have been no material changes to such risks.

Item 6.	Exhibits

The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description

10.1
Charles & Colvard, Ltd. 2015 Senior Management Equity Incentive Program, effective January 1, 2015 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on May 8, 2015)

10.2	Charles & Colvard, Ltd. 2008 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on May 21, 2015)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Charles & Colvard, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARLES & COLVARD, LTD.

	By:	/s/ H. Marvin Beasley
August 7, 2015		H. Marvin Beasley
President and Chief Executive Officer

	By:	/s/ Kyle Macemore
August 7, 2015		Kyle Macemore
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1
Charles & Colvard, Ltd. 2015 Senior Management Equity Incentive Program, effective January 1, 2015 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on May 8, 2015)

10.2	Charles & Colvard, Ltd. 2008 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on May 21, 2015)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Charles & Colvard, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.