Form 10-Q
period 2015-09-30
CHARLES & COLVARD LTD
filed 2015-11-12
CIK 1015155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

As of November 10, 2015, there were 21,111,585 shares of the registrant’s common stock, no par value per share, outstanding.

CHARLES & COLVARD, LTD.

FORM 10-Q
For the Quarterly Period Ended September 30, 2015

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015 (unaudited)	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$5,602,261	$4,007,341
Accounts receivable, net	2,859,599	5,510,253
Inventory, net	12,807,883	13,320,639
Prepaid expenses and other assets	1,072,054	602,850
Total current assets	22,341,797	23,441,083
Long-term assets:
Inventory, net	21,185,270	25,617,990
Property and equipment, net	1,545,650	1,859,355
Intangible assets, net	118,345	216,947
Other assets	233,697	291,022
Total long-term assets	23,082,962	27,985,314
TOTAL ASSETS	$45,424,759	$51,426,397

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,296,955	$3,286,086
Accrued cooperative advertising	28,000	220,000
Accrued expenses and other liabilities	1,171,645	684,577
Total current liabilities	4,496,600	4,190,663
Long-term liabilities:
Accrued expenses and other liabilities	736,742	809,879
Accrued income taxes	417,261	407,682
Total long-term liabilities	1,154,003	1,217,561
Total liabilities	5,650,603	5,408,224
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value	54,240,247	53,949,001
Additional paid-in capital – stock-based compensation	12,786,308	11,628,503
Accumulated deficit	(27,252,399)	(19,559,331)
Total shareholders’ equity	39,774,156	46,018,173
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$45,424,759	$51,426,397

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$6,518,064	$4,521,894	$22,372,000	$18,431,094
Costs and expenses:
Cost of goods sold	3,890,791	3,268,803	15,196,231	12,256,826
Sales and marketing	3,008,840	2,520,426	9,500,074	6,886,651
General and administrative	1,574,903	1,790,588	5,343,064	5,543,269
Research and development	6,351	3,863	15,455	15,364
Loss on abandonment of assets	-	-	-	2,201
Total costs and expenses	8,480,885	7,583,680	30,054,824	24,704,311
Loss from operations	(1,962,821)	(3,061,786)	(7,682,824)	(6,273,217)
Other income (expense):
Interest income	-	2	11	51
Interest expense	(17)	(583)	(801)	(901)
Gain on sale of long-term assets	-	-	125	-
Total other expense, net	(17)	(581)	(665)	(850)
Loss before income taxes	(1,962,838)	(3,062,367)	(7,683,489)	(6,274,067)
Income tax net expense	(3,243)	(3,093)	(9,579)	(4,048,870)
Net loss	$(1,966,081)	$(3,065,460)	$(7,693,068)	$(10,322,937)

Net loss per common share:
Basic	$(0.10)	$(0.15)	$(0.38)	$(0.51)
Diluted	$(0.10)	$(0.15)	$(0.38)	$(0.51)

Weighted average number of shares used in computing net loss per common share:
Basic	20,571,340	20,357,333	20,336,839	20,272,897
Diluted	20,571,340	20,357,333	20,336,839	20,272,897

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,693,068)	$(10,322,937)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	663,450	861,658
Stock-based compensation	1,276,285	1,289,904
Provision for uncollectible accounts	29,000	897,878
Provision for sales returns	(505,000)	(853,000)
Provision for inventory reserves	213,000	281,000
Provision for deferred income taxes	-	4,039,723
Loss on abandonment of assets	-	2,201
Gain on sale of long-term assets	(125)	-
Changes in assets and liabilities:
Accounts receivable	3,126,654	4,693,941
Inventory	4,732,476	982,806
Prepaid expenses and other assets, net	(411,879)	(298,681)
Accounts payable	10,869	(1,066,740)
Accrued cooperative advertising	(192,000)	4,000
Accrued income taxes	9,579	9,147
Other accrued liabilities	413,931	629,999
Net cash provided by operating activities	1,673,172	1,150,899

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(205,451)	(1,007,506)
Patent, license rights, and trademark costs	(45,742)	(55,518)
Proceeds from sale of assets	175	-
Net cash used in investing activities	(251,018)	(1,063,024)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock option exercises	172,766	-
Net cash provided by financing activities	172,766	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,594,920	87,875
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,007,341	2,573,405
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,602,261	$2,661,280

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$801	$901
Cash paid during the period for income taxes	$-	$-

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	DESCRIPTION OF BUSINESS

Charles & Colvard, Ltd. (the “Company”), a North Carolina corporation founded in 1995, manufactures, markets, and distributes Charles & Colvard Created Moissanite® jewels (hereinafter referred to as moissanite or moissanite jewels), finished jewelry featuring moissanite, and fashion finished jewelry for sale in the worldwide jewelry market. Moissanite, also known by its chemical name of silicon carbide (“SiC”), is a rare mineral first discovered in a meteor crater. Because naturally occurring SiC crystals are too small for commercial use, larger crystals must be grown in a laboratory. Leveraging its advantage of being the original and leading worldwide source of created moissanite jewels, the Company’s strategy is to establish itself with reputable, high-quality, and sophisticated brands and to position moissanite as an affordable, luxurious alternative to other gemstones, such as diamond. The Company believes this is possible due to moissanite’s exceptional brilliance, fire, durability, and rarity like no other jewel available on the market. The Company sells loose moissanite jewels and finished jewelry at wholesale to distributors, manufacturers, retailers, TV shopping networks, and designers, and at retail to end consumers through its wholly owned operating subsidiaries Moissanite.com, LLC and Charles & Colvard Direct, LLC.

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation - The accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, the unaudited statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2015.

The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2015 and 2014 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of December 31, 2014 is derived from the audited financial statements as of that date. The accompanying statements should be read in conjunction with the audited financial statements and related notes, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 13, 2015 (the “2014 Annual Report”).

The accompanying condensed consolidated financial statements as of and for the three and nine months ended September 30, 2015 and 2014 include the accounts of the Company and its wholly owned subsidiaries Moissanite.com, LLC, formed in 2011; Charles & Colvard Direct, LLC, formed in 2011; and Charles & Colvard (HK) Ltd., the Company’s Hong Kong subsidiary that became a dormant entity in the second quarter of 2009 and the operations of which ceased in 2008. All intercompany accounts have been eliminated.

Significant Accounting Policies - In the opinion of the Company’s management, the significant accounting policies used for the three and nine months ended September 30, 2015 are consistent with those used for the year ended December 31, 2014. Accordingly, please refer to the 2014 Annual Report for the Company’s significant accounting policies.

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

Recently Adopted/Issued Accounting Pronouncements - In May 2014, the Financial Accounting Standards Board (the “FASB”) issued a new accounting standard that supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the new standard is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The new standard defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.  The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption (which includes additional footnote disclosures).  The Company is currently evaluating the impact of the pending adoption of the standard on its consolidated financial statements and has not yet determined the method by which the Company will adopt the standard in 2018.

In August 2014, the FASB issued new accounting guidance intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, U.S. GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This new accounting guidance provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. This new accounting guidance is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not expect this new accounting guidance to have a material impact on its consolidated financial statements.

In July 2015, the FASB issued new accounting guidance that will require an entity to measure inventory valued under the average cost method from the lower of cost or market to the lower of cost or net realizable value, with net realizable value defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. No other changes were made to the current guidance on inventory measurement. This guidance is effective on a prospective basis for public entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early application is permitted as of the beginning of an interim or annual reporting period.  The Company does not anticipate early adoption at this time and is currently evaluating the impact of this standard on its financial statements.

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

Previously, the Company determined it managed its business through two distribution channels, wholesale distribution and direct-to-consumer.  While the Company has always managed its businesses as three separate operating segments, it previously aggregated the Moissanite.com, LLC and Charles & Colvard Direct, LLC operating segments into a single reportable segment for reporting purposes.  The two wholly owned operating subsidiaries that previously were aggregated under the direct-to-consumer segment are now each being presented as a separate reportable segment.  The Company believes aggregation of the two subsidiaries into one reportable segment for reporting purposes is no longer warranted due to changes in how it sources product and sells directly to consumers, including changes in the management structure, strategic initiatives, and changes in sales models made during the year ended December 31, 2014 for each of the two wholly owned subsidiaries.  Certain amounts for the three and nine months ended September 30, 2014 have been reclassified to conform to the current period presentation as a result of this change in reportable segments.

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

Summary financial information by reportable segment is as follows:

		Three Months Ended September 30, 2015
	Wholesale	Moissanite.com	Charles & Colvard Direct	Total
Net sales
Loose jewels	$2,734,545	$132,809	$(45)	$2,867,309
Finished jewelry	1,167,883	1,064,915	1,417,957	3,650,755
Total	$3,902,428	$1,197,724	$1,417,912	$6,518,064

Product line cost of goods sold
Loose jewels	$1,468,123	$21,874	$-	$1,489,997
Finished jewelry	877,869	519,740	429,129	1,826,738
Total	$2,345,992	$541,614	$429,129	$3,316,735

Product line gross profit
Loose jewels	$1,266,422	$110,935	$(45)	$1,377,312
Finished jewelry	290,014	545,175	988,828	1,824,017
Total	$1,556,436	$656,110	$988,783	$3,201,329

Operating loss	$(271,269)	$(312,715)	$(1,378,837)	$(1,962,821)

Depreciation and amortization	$166,971	$27,776	$28,027	$222,774

Capital expenditures	$42,677	$-	$7,589	$50,266

		Three Months Ended September 30, 2014
	Wholesale	Moissanite.com	Charles & Colvard Direct	Total
Net sales
Loose jewels	$2,164,134	$160,100	$-	$2,324,234
Finished jewelry	1,282,122	516,003	399,535	2,197,660
Total	$3,446,256	$676,103	$399,535	$4,521,894

Product line cost of goods sold
Loose jewels	$1,392,197	$31,812	$309	$1,424,318
Finished jewelry	1,091,012	235,127	121,119	1,447,258
Total	$2,483,209	$266,939	$121,428	$2,871,576

Product line gross profit
Loose jewels	$771,937	$128,288	$(309)	$899,916
Finished jewelry	191,110	280,876	278,416	750,402
Total	$963,047	$409,164	$278,107	$1,650,318

Operating loss	$(1,803,857)	$(360,160)	$(897,769)	$(3,061,786)

Depreciation and amortization	$191,640	$51,139	$30,135	$272,914

Capital expenditures	$50,840	$-	$-	$50,840

		Nine Months Ended September 30, 2015
	Wholesale	Moissanite.com	Charles & Colvard Direct	Total
Net sales
Loose jewels	$10,050,497	$404,213	$(45)	$10,454,665
Finished jewelry	4,686,747	3,158,316	4,072,272	11,917,335
Total	$14,737,244	$3,562,529	$4,072,227	$22,372,000

Product line cost of goods sold
Loose jewels	$6,710,697	$62,693	$65	$6,773,455
Finished jewelry	3,309,852	1,533,759	1,007,994	5,851,605
Total	$10,020,549	$1,596,452	$1,008,059	$12,625,060

Product line gross profit
Loose jewels	$3,339,800	$341,520	$(110)	$3,681,210
Finished jewelry	1,376,895	1,624,557	3,064,278	6,065,730
Total	$4,716,695	$1,966,077	$3,064,168	$9,746,940

Operating loss	$(3,123,326)	$(994,738)	$(3,564,760)	$(7,682,824)

Depreciation and amortization	$490,821	$91,470	$81,159	$663,450

Capital expenditures	$187,877	$533	$17,041	$205,451

		Nine Months Ended September 30, 2014
	Wholesale	Moissanite.com	Charles & Colvard Direct	Total
Net sales
Loose jewels	$9,534,930	$478,859	$1,508	$10,015,297
Finished jewelry	5,914,325	1,613,472	888,000	8,415,797
Total	$15,449,255	$2,092,331	$889,508	$18,431,094

Product line cost of goods sold
Loose jewels	$5,208,277	$78,986	$753	$5,288,016
Finished jewelry	4,748,828	817,036	267,007	5,832,871
Total	$9,957,105	$896,022	$267,760	$11,120,887

Product line gross profit
Loose jewels	$4,326,653	$399,873	$755	$4,727,281
Finished jewelry	1,165,497	796,436	620,993	2,582,926
Total	$5,492,150	$1,196,309	$621,748	$7,310,207

Operating loss	$(2,936,861)	$(1,096,174)	$(2,240,182)	$(6,273,217)

Depreciation and amortization	$585,333	$195,391	$80,934	$861,658

Capital expenditures	$1,007,506	$-	$-	$1,007,506

		September 30, 2015
	Wholesale	Moissanite.com	Charles & Colvard Direct	Total

Total assets	$45,270,712	$66,342	$87,705	$45,424,759

		December 31, 2014
	Wholesale	Moissanite.com	Charles & Colvard Direct	Total

Total assets	$51,183,888	$128,049	$114,460	$51,426,397

A reconciliation of the Company’s product line cost of goods sold to cost of goods sold as reported in the condensed consolidated financial statements is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Product line cost of goods sold	$3,316,735	$2,871,576	$12,625,060	$11,120,887
Non-capitalized manufacturing and production control expenses	386,571	93,274	1,034,143	504,441
Freight out	82,118	57,165	284,108	193,141
Inventory valuation allowances	(402,000)	254,943	213,000	323,943
Other inventory adjustments	507,367	(8,155)	1,039,920	114,414
Cost of goods sold	$3,890,791	$3,268,803	$15,196,231	$12,256,826

The Company’s net inventories by product line maintained in the parent entity’s wholesale distribution segment are as follows:

	September 30, 2015	December 31, 2014
Loose jewels
Raw materials	$6,650,522	$4,658,692
Work-in-process	5,539,032	5,752,103
Finished goods	16,916,698	21,495,873
Finished goods on consignment	40,811	46,284
Total	$29,147,063	$31,952,952

Finished jewelry
Raw materials	$179,415	$258,707
Work-in-process	761,312	540,576
Finished goods	3,730,908	5,557,417
Finished goods on consignment	142,183	578,200
Total	$4,813,818	$6,934,900

Supplies inventories of approximately $32,000 and $51,000 at September 30, 2015 and December 31, 2014, respectively, included in finished goods inventories in the condensed consolidated financial statements are omitted from inventories by product line because they are used in both product lines and are not maintained separately.  The Company’s two operating subsidiaries comprising the two direct-to-consumer distribution segments carry no net inventories, and inventory is transferred without intercompany markup from the parent entity’s wholesale distribution segment as product line cost of goods sold when sold to the end consumer.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales
United States	$5,599,245	$3,502,180	$20,317,860	$16,478,654
International	918,819	1,019,714	2,054,140	1,952,440
Total	$6,518,064	$4,521,894	$22,372,000	$18,431,094

	September 30, 2015	December 31, 2014
Property and equipment, net
United States	$1,545,650	$1,859,355
International	-	-
Total	$1,545,650	$1,859,355

	September 30, 2015	December 31, 2014
Intangible assets, net
United States	$17,525	$39,050
International	100,820	177,897
Total	$118,345	$216,947

4.	FAIR VALUE MEASUREMENTS

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

5.	INVENTORIES

The Company’s total inventories, net of reserves, consisted of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Raw materials	$6,829,937	$4,917,399
Work-in-process	6,300,344	6,292,679
Finished goods	21,805,878	27,985,067
Finished goods on consignment	203,994	677,484
Less inventory reserves	(1,147,000)	(934,000)
Total	$33,993,153	$38,938,629

Current portion	$12,807,883	$13,320,639
Long-term portion	21,185,270	25,617,990
Total	$33,993,153	$38,938,629

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

The Company’s work-in-process inventories include raw SiC crystals on which processing costs, such as labor and sawing, have been incurred; and components, such as metal castings and finished good moissanite jewels, that have been issued to jobs in the manufacture of finished jewelry. The Company’s moissanite jewel manufacturing process involves the production of intermediary shapes, called “preforms,” that vary depending upon the size and shape of the finished jewel. To maximize manufacturing efficiencies, preforms may be made in advance of current finished inventory needs but remain in work-in-process inventories. As of September 30, 2015 and December 31, 2014, work-in-process inventories issued to active production jobs approximated $2.29 million and $2.05 million, respectively.

The Company’s jewels do not degrade in quality over time and inventory generally consists of the shapes and sizes most commonly used in the jewelry industry. In addition, the majority of jewel inventory is not mounted in finished jewelry settings and is therefore not subject to fashion trends nor is obsolescence a significant factor. The Company has very small market penetration in the worldwide jewelry market, and the Company had the exclusive right in the U.S. through August 2015 and has the exclusive right in many other countries through mid-2016 to produce and sell created SiC for use in jewelry applications. During the nine months ended September 30, 2015, management identified an opportunity to sell approximately $2.28 million of slow moving loose jewel inventory of less desirable quality.  As a result of this sale and feedback from customers on the value of some of these goods, the Company determined a lower of cost or market reserve of $293,000 was required on some of the remaining inventory of these lower quality goods.  In view of the foregoing factors, management has concluded that no excess or obsolete loose jewel inventory reserve requirements existed as of September 30, 2015 on goods other than the lower quality goods noted previously.

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

The Company also purchases fashion finished jewelry comprised of base metals and non-precious gemstones for sale through Lulu Avenue®, the direct-to-consumer home party division of its wholly owned operating subsidiary, Charles & Colvard Direct, LLC. This finished jewelry is fashion oriented and subject to styling trends that may change with each catalog season, of which there are several each year. Typically in the jewelry industry, slow-moving or discontinued lines are sold as closeouts or liquidated in alternative sales channels.  The Company reviews the finished jewelry inventory on an ongoing basis for any lower of cost or market and obsolescence issues.  The Company identified certain fashion finished jewelry inventory that could not be sold due to damage or branding issues and established an obsolescence reserve of $183,000 as of September 30, 2015 and $250,000 as of December 31, 2014, for the carrying costs in excess of any estimated scrap values.  As of September 30, 2015 and December 31, 2014, the Company identified $115,000 and $31,000, respectively of finished jewelry featuring moissanite that required an obsolescence reserve.

Periodically, the Company ships finished goods inventory to wholesale customers on consignment terms. Under these terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. Finished goods on consignment at September 30, 2015 and December 31, 2014 are net of shrinkage reserves of $21,000 and $53,000, respectively, to allow for certain loose jewels and finished jewelry on consignment with wholesale customers that may not be returned or may be returned in a condition that does not meet the Company’s current grading or quality standards.

Total net loose jewel inventories at September 30, 2015 and December 31, 2014, including inventory on consignment net of reserves, were $29.15 million and $31.95 million, respectively. The loose jewel inventories at September 30, 2015 and December 31, 2014 include shrinkage reserves of $61,000 and $17,000, respectively, with $5,000 and $17,000 of shrinkage reserves on inventory on consignment at September 30, 2015 and December 31, 2014, respectively. Loose jewel inventories at September 30, 2015 and December 31, 2014 also include recut reserves of $362,000 and $216,000, respectively.

Total net jewelry inventories at September 30, 2015 and December 31, 2014, including inventory on consignment net of reserves, finished jewelry featuring moissanite manufactured by the Company since entering the finished jewelry business in 2010, and fashion finished jewelry purchased by the Company for sale through Lulu Avenue®, were $4.81 million and $6.93 million, respectively. Jewelry inventories consist primarily of finished goods, a portion of which the Company acquired as part of a January 2009 settlement agreement with a former manufacturer customer to reduce the outstanding receivable to the Company. Due to the lack of a plan to market this inventory at that time, a jewelry inventory reserve was established to reduce the majority of the acquired jewelry inventory value to scrap value, or the amount the Company would expect to obtain by melting the gold in the jewelry and returning to loose-jewel finished goods inventory those jewels that meet grading standards. The scrap reserve established for this acquired inventory at the time of the agreement is adjusted at each reporting period for the market price of gold and has generally declined as the associated jewelry is sold down. At September 30, 2015, the balance decreased to $4,000 from $101,000 at December 31, 2014 as a result of melting a majority of the jewelry, some sell down of the inventory during the quarter, and change in gold prices. Because the finished jewelry the Company began manufacturing in 2010 after it entered that business was made pursuant to an operational plan to market and sell the inventory, it is not subject to this reserve. The finished jewelry inventories at September 30, 2015 and December 31, 2014 also include shrinkage reserves of $59,000 and $192,000, respectively, including shrinkage reserves of $16,000 and $36,000 on inventory on consignment, respectively; and a repairs reserve of $49,000 and $127,000, respectively.

The need for adjustments to inventory reserves is evaluated on a period-by-period basis.

6.	INCOME TAXES

The Company recognized an income tax net expense of approximately $3,000 for each of the three months ended September 30, 2015 and 2014.  The Company recognized an income tax net expense of approximately $10,000 for the nine months ended September 30, 2015 compared to an income tax net expense of $4.05 million for the nine months ended September 30, 2014.

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. The Company had previously considered various strategic alternatives that would reduce its pre-tax operating losses, resulting in management determining that a valuation allowance was not necessary at March 31, 2014.  During the three months ended June 30, 2014, the Company’s management determined that such strategic alternatives were no longer in the best interest of the Company.  Accordingly, the Company’s management concluded that the positive evidence was no longer sufficient to offset available negative evidence, primarily as a result of the pre-tax operating losses incurred during the six months ended June 30, 2014, and forecasted to continue through the remainder of 2014.  As a result, the Company’s management concluded that it was uncertain that the Company would have sufficient future taxable income to utilize its deferred tax assets, and therefore, the Company established a valuation allowance against its deferred tax assets resulting in a tax expense of $4.05 million for the nine months ended September 30, 2014.  This valuation allowance remained as of September 30, 2015.

For the three and nine months ended September 30, 2015, the Company recognized $3,000 and $10,000, respectively, of income tax expense for estimated tax, penalties, and interest associated with uncertain tax positions.  During the three and nine months ended September 30, 2014, the Company also recognized approximately $3,000 and $10,000, respectively, of income tax expense for estimated tax, penalties, and interest associated with uncertain tax positions.

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

As of September 30, 2015, the Company’s future minimum payments under the operating leases were as follows:

2015	$140,038
2016	569,138
2017	584,789
2018	600,871
2019	617,395
Thereafter	1,176,330
Total	$3,688,561

Rent expense for the three months ended September 30, 2015 and 2014 was approximately $124,000 and $134,000, respectively.  Rent expense for the nine months ended September 30, 2015 and 2014 was approximately $379,000 and $249,000, respectively.

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

During the nine months ended September 30, 2015 and 2014, the Company purchased approximately $4.95 million and $4.62 million, respectively, of SiC crystals from Cree.

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

As of September 30, 2015, the Company had not borrowed against the Credit Facility.

9.	STOCK-BASED COMPENSATION

The following table summarizes the components of the Company’s stock-based compensation included in net loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Employee stock options	$207,722	$271,888	$514,183	$664,310
Consultant stock options	46,394	-	87,842	-
Restricted stock awards	248,827	207,526	674,260	625,594
Income tax benefit	-	(150,846)	-	(218,543)
Totals	$502,943	$328,568	$1,276,285	$1,071,361

No stock-based compensation was capitalized as a cost of inventory during the three and nine months ended September 30, 2015 and 2014.

Stock Options - The following is a summary of the stock option activity for the nine months ended September 30, 2015:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2014	1,665,946	$2.93
Granted	1,033,765	$1.31
Exercised	(241,752)	$0.71
Forfeited	(124,731)	$3.20
Expired	(447,103)	$3.12
Outstanding, September 30, 2015	1,886,125	$2.27

The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2015 was $0.74. The total fair value of stock options that vested during the nine months ended September 30, 2015 was approximately $659,000. The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions for stock options granted during the nine months ended September 30, 2015:

Dividend yield	0.0%
Expected volatility	64.5%
Risk-free interest rate	1.62%
Expected lives (years)	5.66

Although the Company issued dividends in prior years, a dividend yield of zero was used due to the uncertainty of future dividend payments. Volatility is a measure of the amount by which a financial variable such as share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company estimates expected volatility giving primary consideration to the historical volatility of its common stock. The risk-free interest rate is based on the published yield available on U.S. Treasury issues with an equivalent term remaining equal to the expected life of the stock option. The expected lives of the stock options issued in 2014 and the first nine months of 2015 represent the estimated period of time until exercise or forfeiture and are based on the simplified method of using the mid-point between the vesting term and the original contractual term.  Stock options issued prior to 2014 were expensed using expected lives that represented the time until exercise or forfeiture using historical information.

The following table summarizes information about stock options outstanding at September 30, 2015:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Balance as of 9/30/2015	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 9/30/2015	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 9/30/2015	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
1,886,125	8.61	$2.27	774,002	7.49	$2.99	1,778,336	8.56	$2.30

As of September 30, 2015, the unrecognized stock-based compensation expense related to unvested stock options was approximately $992,000, which is expected to be recognized over a weighted average period of approximately 20 months.

The aggregate intrinsic value of stock options outstanding, exercisable, and vested or expected to vest at September 30, 2015 was approximately $89,000, $30,000, and $83,000, respectively. This amount is before applicable income taxes and represents the closing market price of the Company’s common stock at September 30, 2015 less the grant price, multiplied by the number of stock options that had a grant price that is less than the closing market price. This amount represents the amount that would have been received by the optionees had these stock options been exercised on that date. During the three and nine months ended September 30, 2015, the aggregate intrinsic value of stock options exercised was approximately $0 and $167,000, respectively.

Restricted Stock - The following is a summary of the restricted stock activity for the nine months ended September 30, 2015:

	Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2014	287,006	$3.29
Granted	487,500	$1.38
Vested	(246,375)	$2.84
Canceled	-	$-
Unvested, September 30, 2015	528,131	$1.74

As of September 30, 2015, the unrecognized stock-based compensation expense related to unvested restricted stock was approximately $556,000, which is expected to be recognized over a weighted average period of approximately seven months.

Dividends - The Company has not paid any cash dividends in the current year through September 30, 2015.

10.	NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods. Diluted net loss per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. Common equivalent shares consist of stock options that are computed using the treasury stock method. Antidilutive stock awards consist of stock options and unvested restricted shares that would have been antidilutive in the application of the treasury stock method in accordance with the “Earnings Per Share” topic of the FASB Accounting Standards Codification.

The following table reconciles the differences between the basic and diluted earnings per share presentations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(1,966,081)	$(3,065,460)	$(7,693,068)	$(10,322,937)

Denominator:
Weighted average common shares outstanding:
Basic	20,571,340	20,357,333	20,336,839	20,272,897
Stock options	-	-	-	-
Fully diluted	20,571,340	20,357,333	20,336,839	20,272,897

Net loss per common share:
Basic	$(0.10)	$(0.15)	$(0.38)	$(0.51)
Diluted	$(0.10)	$(0.15)	$(0.38)	$(0.51)

For the three and nine months ended September 30, 2015, stock options to purchase approximately 1.89 million shares and 528,000 unvested restricted shares, and for the three and nine months ended September 30, 2014, stock options to purchase approximately 1.63 million shares, were excluded from the computation of diluted net loss per common share because the exercise price of the stock options was greater than the average market price of the common shares or the effect of inclusion of such amounts would be antidilutive to net loss per common share.

11.	MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company maintains cash and cash equivalents with high-quality financial institutions. At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurable limits of $250,000 per depositor at each financial institution. Amounts on deposit in excess of FDIC insurable limits at September 30, 2015 and December 31, 2014 approximated $5.15 million and $3.70 million, respectively.

Trade receivables potentially subject the Company to credit risk. The Company’s standard wholesale customer payment terms on trade receivables are generally between 30 and 90 days, though it may offer extended terms with specific customers and on significant orders from time to time. The Company believes its competitors and other vendors in the wholesale jewelry industry have also expanded their use of extended payment terms and, in aggregate, the Company believes that by expanding its use of extended payment terms, it has provided a competitive response in its market and that its net sales have been favorably impacted. The Company is unable to estimate the impact of this program on its net sales, but if it ceased providing extended payment terms in select instances, the Company believes it would not be competitive for some wholesale customers in the marketplace and that its net sales and profits would likely decrease. The Company extends credit to its customers based upon a number of factors, including an evaluation of the customer’s financial condition and credit history, the customer’s payment history with the Company, the customer’s reputation in the trade, and/or an evaluation of the Company’s opportunity to introduce its moissanite jewels or finished jewelry featuring moissanite to new or expanded markets. Collateral is not generally required from customers. The need for an allowance for doubtful accounts is determined based upon factors surrounding the credit risk of specific customers, historical trends, and other information. The Company has not experienced any significant accounts receivable write-offs related to revenue arrangements with extended payment terms. The Company’s allowance for doubtful accounts includes approximately $815,000 related to one customer that has become past due on its payment arrangement.

At times, a portion of the Company’s accounts receivable will be due from customers that have individual balances in excess of 10% of the Company’s total net accounts receivable.  The following is a summary of customers that represent greater than or equal to 10% of total net accounts receivable:

	September 30, 2015	December 31, 2014
Customer A	16%	28%
Customer B	19%	10%

A significant portion of sales is derived from certain customer relationships. The following is a summary of customers that represent greater than or equal to 10% of total gross sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Customer A	11%	27%	26%	29%
Customer B	3%	3%	7%	11%
Customer C	1%	13%	1%	3%
Customer D	1%	1%	-1%	13%

The Company records its sales return allowance at the corporate level based on several factors including historical sales return activity and specific allowances for known customer returns.  For this disclosure, the Company reports the customer activity without effect of specific sales return allowances.  Customer D returned goods in excess of its purchases during the nine months ended September 30, 2015; however, these returns did not affect current period revenue as these returns had been specifically reserved as of December 31, 2014.  As these returns were received from Customer D, the Company reduced its sales return allowance related to these returns.

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

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future. You should be aware that although the forward-looking statements included herein represent management’s current judgment and expectations, our actual results may differ materially from those projected, stated, or implied in these forward-looking statements as a result of many factors including, but not limited to, the following:

•	Our future financial performance depends upon increased consumer acceptance, growth of sales of our products, and operational execution of our strategic initiatives.
•	We are currently substantially dependent on a limited number of distributors, jewelry manufacturers, and retailers for the sale of our products.
•	The execution of our business plans could significantly impact our liquidity.
•	Our business and our results of operations could be materially adversely affected as a result of our inability to fulfill orders on a timely basis.
•	The financial difficulties or insolvency of one or more of our major customers or their lack of willingness and ability to market our products could adversely affect results.
•	We expect to remain dependent upon Cree, Inc., or Cree, for the sole supply of our silicon carbide, or SiC, crystals for the foreseeable future.
•	Our President and Chief Executive Officer transition involves significant risks, and our ability to successfully manage this transition and other organizational change could impact our business.
•	Our current wholesale customers may potentially perceive us as a competitor in the finished jewelry business.
•	We face intense competition in the worldwide jewelry industry.
•	We may experience quality control challenges from time to time that can result in lost revenue and harm to our brands and reputation.
•	Our business and our results of operations could be materially adversely affected as a result of general economic and market conditions, including the current economic environment.
•	We are subject to certain risks due to our international distribution channels and vendors.
•	Sales of moissanite jewelry could be dependent upon the pricing of precious metals, which is beyond our control.
•	Seasonality of our business may adversely affect our net sales and operating income.
•	We may not be able to adequately protect our intellectual property, which could harm the value of our products and brands and adversely affect our business.
•	A failure of our information technology infrastructure or a failure to protect confidential information of our customers and our network against security breaches could adversely impact our business and operations.
•	If we fail to evaluate, implement, and integrate strategic acquisition or disposition opportunities successfully, our business may suffer.
•	Governmental regulation and oversight might adversely impact our operations.
•	Some anti-takeover provisions of our charter documents may delay or prevent a takeover of our company.

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

We manage our business primarily by our three distribution channels that we use to sell our product lines, loose jewels and finished jewelry. Accordingly, we determined our three operating and reportable segments to be wholesale distribution transacted through our parent entity, direct-to-consumer e-commerce distribution transacted through our wholly owned operating subsidiary, Moissanite.com, LLC, or Moissanite.com, and direct-to-consumer home party distribution transacted through our wholly owned operating subsidiary, Charles & Colvard Direct, LLC, or Charles & Colvard Direct. We sell our loose moissanite jewels at wholesale to some of the largest distributors and manufacturers in the world, which mount them into fine jewelry to be sold at retail outlets and via the Internet. We also sell loose moissanite jewels and finished jewelry featuring moissanite at wholesale to retailers, TV shopping networks, and designers to be sold to end consumers and directly to consumers through our e-commerce sales channel Moissanite.com. Additionally, we sell fashion and moissanite finished jewelry directly to consumers through our home party sales channel Charles & Colvard Direct. We believe our use of multiple sales channels to the jewelry trade and the end consumer with branded finished moissanite jewelry creates a more compelling consumer value proposition with the potential to drive increased demand.

We have and will continue to focus on our core business of manufacturing and distributing the loose moissanite jewel and finished jewelry featuring moissanite through wholesale sales channels, because this is currently the primary way we reach consumers. We believe there is opportunity to grow our wholesale business and to capture a larger share of the jewelry market as we execute our strategy to increase consumer awareness of moissanite.

Our wholesale finished jewelry business has expanded through select retailers and television shopping networks. We believe there is significant opportunity to further expand our wholesale finished jewelry business through e-commerce, television shopping, and other retailers.  In September 2015, we shipped Forever Brilliant® moissanite jewelry for a 50-store test with a nationwide U.S. retailer in time for the upcoming holiday season. In addition, in October 2015 we shipped an expanded assortment of moissanite jewelry to a regional U.S. retailer, with which we have had a limited assortment of moissanite jewelry over the previous twelve months.

We also believe our finished jewelry business, including finished jewelry sold through our direct-to-consumer e-commerce and home party sales channels, allows us to have more control over the end product and enhance our relationships with consumers, as well as provide incremental sales and gross profit dollars due to the higher price points of finished jewelry featuring moissanite relative to loose jewels. To that end, we are focusing on the following critical aspects of our strategic plan during 2015:

•	Developing brand strategies - In the third quarter of 2015, we launched our latest created gemstone and first colorless moissanite, named Forever OneTM, through select domestic and international distribution partners and on our Moissanite.com e-commerce website, in limited shape and size assortments, priced at a premium to Forever Brilliant®.

With the introduction of Forever OneTM, we are redefining our loose jewel brands through a color and clarity grading scale similar to the conventional grading of diamonds.  With respect to color, Forever OneTM is colorless (D-E-F color), Forever Brilliant® is near colorless (G-H-I color), and Forever ClassicTM is faint color (J-K color), with all subject to clarity standards we have defined.

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

We believe our new brand architecture and focus on the millennial market will build brand recognition and increase consumer awareness of our products. We also expect that this strategy of building brand recognition will help support revenue streams as our intellectual property rights have begun to expire.

During the third quarter of 2015, we determined to discontinue marketing The Survivor Collection™, a jewelry line designed to celebrate breast cancer survivors.   While the collection had some success and we are proud to have offered the collection, we have determined that maintaining the line does not fit within our long-term brand strategy.

•	Expanding our direct-to-consumer e-commerce business - Our direct-to-consumer e-commerce website, Moissanite.com, features an intuitive site design with robust functionality to enhance the customer experience and convert traffic into sales. We continue to expand the website’s jewelry collections and its loose moissanite jewel assortment by featuring a variety of colors and shapes, and we are investing resources in targeted advertising and marketing campaigns. During 2014 and the first nine months of 2015, we continued fine-tuning such marketing efforts to maximize return on investment, increasing product assortment, and building new site functionality designed to increase sales conversion rates. We believe our direct-to-consumer e-commerce sales channel will not only add to our top-line revenues in a significant manner, but will also play a key role in our campaign to increase overall consumer awareness of moissanite. We also envision e-commerce as a part of a broader effort to establish online connections with consumers that build our brands and our business with retail partners.

Developing our direct-to-consumer home party business – During the first nine months of 2015, we continued to invest in finance, sales, and customer service personnel to support our back office technology and supply chain efforts of Lulu Avenue®. These investments in our direct-to-consumer home party sales channel have played a role in our campaign to increase overall consumer awareness of moissanite and has provided us with sales growth since its launch.   As we execute our strategy to build our businesses, we anticipate that significant expenses and investment of cash will be required ahead of the revenue streams we expect in the future, and this may result in some unprofitable reporting periods in 2015 and 2016.   As one of our primary goals is to generate positive cash flow to protect our cash position, we continue to aggressively evaluate our existing and potential future investments in our businesses to determine the most effective model for investments that fit within our company-wide strategies to increase overall consumer awareness of moissanite and overall sales growth.    During 2014 and the first nine months of 2015, we were able to significantly reduce our inventories and aggressively collect on our trade accounts receivable balance from year end and on current year sales. We will continue to monitor our cash burn rate and collection efforts as we grow the business.

Our total consolidated net sales for the nine months ended September 30, 2015 of $22.37 million were 21% greater than total consolidated net sales during the nine months ended September 30, 2014. Wholesale distribution segment net sales for the nine months ended September 30, 2015 of $14.74 million were 5% lower than wholesale distribution segment net sales during the nine months ended September 30, 2014. Direct-to-consumer e-commerce distribution segment net sales for the nine months ended September 30, 2015 of $3.56 million were 70% greater than direct-to-consumer e-commerce distribution segment net sales during the nine months ended September 30, 2014.  Direct-to-consumer home party distribution segment net sales during the nine months ended September 30, 2015 of $4.07 million were 358% greater than direct-to-consumer home party distribution segment net sales during the nine months ended September 30, 2014.

Loose jewel sales comprised 47% of our total consolidated net sales for the nine months ended September 30, 2015 and increased 4% to $10.45 million, compared with $10.02 million in the corresponding period of 2014. Finished jewelry sales for the nine months ended September 30, 2015 comprised 53% of our total consolidated net sales and increased 42% to $11.92 million, compared with $8.42 million in the corresponding period of 2014. We expect these increases in finished jewelry sales to continue as we execute our strategy of developing new wholesale and direct-to-consumer sales channels and expanding our finished jewelry business.  While we expect finished jewelry sales to continue to increase as our direct-to-consumer businesses increase and become a larger portion of our overall sales, we do not expect loose jewel sales to decrease as we implement new strategies around our new loose jewel brand architecture.

Operating expenses increased by $2.41 million, or 19%, to $14.86 million for the nine months ended September 30, 2015, compared with $12.45 million in the corresponding period of 2014. Sales and marketing expenses increased $2.61 million, or 38%, to $9.50 million, primarily as a result of increased commissions on sales for our home party direct sales business and increased expenses for personnel additions and changes.  General and administrative expenses decreased $200,000 to $5.34 million primarily due to lower bad debt expense, offset in part by expenses related to the transition of our President and Chief Executive Officer, including the increased legal expenses associated with the transition. As we grow our business, we intend to continue to closely manage our operating expenses by seeking the most cost effective and efficient solutions to our operating requirements. We recorded a net loss of $7.69 million, or $0.38 per diluted share, for the nine months ended September 30, 2015, primarily due to lower margins on sales of some lower quality, slow-moving finished jewels, increased inventory reserves and adjustments, and higher sales and marketing expenses.  These increases were partially offset by a greater gross profit resulting from an increase of overall sales through our direct-to-consumer e-commerce and home party sales businesses.

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

Results of Operations

The following table sets forth certain consolidated statements of operations data for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$6,518,064	$4,521,894	$22,372,000	$18,431,094
Costs and expenses:
Cost of goods sold	3,890,791	3,268,803	15,196,231	12,256,826
Sales and marketing	3,008,840	2,520,426	9,500,074	6,886,651
General and administrative	1,574,903	1,790,588	5,343,064	5,543,269
Research and development	6,351	3,863	15,455	15,364
Loss on abandonment of assets	-	-	-	2,201
Total costs and expenses	8,480,885	7,583,680	30,054,824	24,704,311
Loss from operations	(1,962,821)	(3,061,786)	(7,682,824)	(6,273,217)
Other income (expense):
Interest income	-	2	11	51
Interest expense	(17)	(583)	(801)	(901)
Gain on sale of long-term assets	-	-	125	-
Total other expense, net	(17)	(581)	(665)	(850)
Loss before income taxes	(1,962,838)	(3,062,367)	(7,683,489)	(6,274,067)
Income tax net expense	(3,243)	(3,093)	(9,579)	(4,048,870)
Net loss	$(1,966,081)	$(3,065,460)	$(7,693,068)	$(10,322,937)

Consolidated Net Sales

Consolidated net sales for the three and nine months ended September 30, 2015 and 2014 comprise the following:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	Dollars	Percent	2015	2014	Dollars	Percent
Loose jewels	$2,867,309	$2,324,234	$543,075	23%	$10,454,665	$10,015,297	$439,368	4%
Finished jewelry	3,650,755	2,197,660	1,453,095	66%	11,917,335	8,415,797	3,501,538	42%
Total consolidated net sales	$6,518,064	$4,521,894	$1,996,170	44%	$22,372,000	$18,431,094	$3,940,906	21%

Consolidated net sales were $6.52 million for the three months ended September 30, 2015 compared to $4.52 million for the three months ended September 30, 2014, an increase of $2.0 million, or 44%. Consolidated net sales were $22.37 million for the nine months ended September 30, 2015 compared to $18.43 million for the nine months ended September 30, 2014, an increase of $3.94 million, or 21%.  The increase in consolidated net sales for the three months ended September 30, 2015 was due primarily to the growth in sales, primarily in finished jewelry, of our direct-to-consumer businesses, Moissanite.com and Lulu Avenue®, which increased 77% to $1.20 million and 255% to $1.42 million, respectively, compared to the corresponding period of the prior year, as well as increased wholesale loose jewel sales compared to the corresponding period of the prior year due to timing of orders shipped and the launch of our new Forever OneTM loose jewels.   The increase in consolidated net sales for the nine months ended September 30, 2015 was due primarily to the growth in sales, primarily in finished jewelry, of our direct-to-consumer businesses, Moissanite.com and Lulu Avenue®, which increased 70% to $3.56 million and 358% to $4.07 million, respectively, compared to the corresponding period of the prior year.

Sales of loose jewels represented 44% and 47% of total consolidated net sales for the three and nine months ended September 30, 2015, respectively, compared to 51% and 54% of total consolidated net sales for the corresponding periods of the prior year. For the three months ended September 30, 2015, loose jewel sales were $2.87 million compared to $2.32 million for the corresponding period of the prior year, an increase of $543,000, or 23%. For the nine months ended September 30, 2015, loose jewel sales were $10.45 million compared to $10.02 million for the corresponding period of the prior year, an increase of $439,000, or 4%.  The increases for the three and nine months ended September 30, 2015 were primarily due to the launch of our new Forever OneTM loose jewels and a focus to reduce inventory of slower moving Forever ClassicTM and other lower quality loose jewels through existing distribution channels.

Sales of finished jewelry represented 56% and 53% of total consolidated net sales for the three and nine months ended September 30, 2015, respectively, compared to 49% and 46% of total consolidated net sales for the corresponding periods of the prior year. For the three months ended September 30, 2015, finished jewelry sales were $3.65 million compared to $2.20 million for the corresponding period of the prior year, an increase of $1.45 million, or 66%. For the nine months ended September 30, 2015, finished jewelry sales were $11.92 million compared to $8.42 million for the corresponding period of the prior year, an increase of $3.50 million, or 42%. The increase in finished jewelry sales in the three and nine months ended September 30, 2015 was primarily due to the growth of our e-commerce and home party businesses, which offset the decrease of jewelry sales in our wholesale business.

United States, or U.S., net sales were 86% and 91% of total consolidated net sales for the three and nine months ended September 30, 2015, respectively, compared to 77% and 89% of total consolidated net sales for the corresponding periods of the prior year. U.S. net sales increased $2.10 million, or 60%, to $5.60 million for the three months ended September 30, 2015 from the corresponding period of the prior year primarily as a result of an increase in U.S. finished jewelry sales through our direct-to-consumer businesses, Moissanite.com and Lulu Avenue®, and the launch of our new Forever OneTM loose jewels to limited distribution, primarily in the U.S.  For the nine months ended September 30, 2015, U.S. net sales increased $3.84 million, or 23%, to $20.32 million compared to the corresponding period of the prior year primarily due to the increase in U.S. finished jewelry sales through our direct-to-consumer businesses, Moissanite.com and Lulu Avenue®.

Our largest U.S. customer during the three and nine months ended September 30, 2015 accounted for 11% and 26%, respectively, of total consolidated sales compared to 27% and 29%, respectively, during the corresponding periods of 2014.  Two other U.S. customers accounted for 13% and 11% of total consolidated sales during the nine months ended September 30, 2014, but did not account for significant sales in the corresponding period of 2015.  We expect that we will remain dependent on our ability, and that of our largest customers, to maintain and enhance retail programs. A change in or loss of any of these customer or retailer relationships could have a material adverse effect on our results of operations.

International net sales accounted for approximately 14% and 9% of total consolidated net sales for the three and nine months ended September 30, 2015, compared to 23% and 11% of total consolidated net sales for the corresponding periods of the prior year. International net sales decreased $101,000, or 10%, during the three months ended September 30, 2015, from the corresponding period of the prior year primarily as a result of a decrease in loose jewel sales to our international wholesale customer base.  International net sales increased $102,000, or 5%, during the nine months ended September 30, 2015, from the corresponding period of the prior year.   We believe the economic and market conditions that face our larger international customers have caused some fluctuation in our international net sales.  As we attempt to expand our international markets, we will continue to evaluate each of the existing distributors, as well as potential new distributors, to determine the best long-term partners within these markets, as well as enforcing the collection from two customers with which we are in dispute.   As a result of these conditions and our evaluation of long-term partners, our sales in these markets may continue to fluctuate significantly each reporting period.

We did not have an international customer account for more than 10% of total consolidated sales during the three and nine months ended September 30, 2015 or 2014.  A portion of our international consolidated sales represents jewels sold internationally that may be re-imported to U.S. retailers. Our top three international distributors by sales volume during the three months ended September 30, 2015, in order, were located in Hong Kong, the United Kingdom, and India.  Our top three international distributors by sales volume during the nine months ended September 30, 2015, in order, were located in Hong Kong, Hong Kong, and the United Kingdom.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	Dollars	Percent	2015	2014	Dollars	Percent
Product line cost of goods sold
Loose jewels	$1,489,997	$1,424,318	$65,679	5%	$6,773,455	$5,288,016	$1,485,439	28%
Finished jewelry	1,826,738	1,447,258	379,480	26%	5,851,605	5,832,871	18,734	0%
Total product line cost of goods sold	3,316,735	2,871,576	445,159	16%	12,625,060	11,120,887	1,504,173	14%
Non-product line cost of goods sold	574,056	397,227	176,829	45%	2,571,171	1,135,939	1,435,232	126%
Total cost of goods sold	$3,890,791	$3,268,803	$621,988	19%	$15,196,231	$12,256,826	$2,939,405	24%

Total cost of goods sold was $3.89 million for the three months ended September 30, 2015 compared to $3.27 million for the three months ended September 30, 2014, an increase of $622,000, or 19%. Total cost of goods sold was $15.20 million for the nine months ended September 30, 2015 compared to $12.26 million for the nine months ended September 30, 2014, an increase of $2.94 million, or 24%. Product line cost of goods sold is defined as product cost of goods sold in each of our wholesale distribution, direct-to-consumer e-commerce distribution, and direct-to-consumer home party distribution operating segments excluding non-capitalized expenses from our manufacturing and production control departments, comprising personnel costs, depreciation, rent, utilities, and corporate overhead allocations; freight out; inventory valuation allowance adjustments; and other inventory adjustments, comprising royalties on design of goods, costs of quality issues, damaged goods, and inventory write-offs.

The increase in cost of goods sold for the three months ended September 30, 2015 compared to the corresponding period in 2014 was primarily due to a $379,000 increase in finished jewelry product line cost of goods sold due to increased finished jewelry sales through our direct-to-consumer businesses, Moissanite.com and Lulu Avenue®, a net increase of $177,000 in non-product line cost of goods sold, and a $66,000 increase in loose jewels product line cost of goods sold primarily due to increased loose jewel sales to our wholesale customers.  The cost of goods sold for the three months ended September 30, 2015 also included the effect of a finished jewelry melt of slow moving and obsolete jewelry that we identified during the quarter, from which we recovered the cost of the metal and loose jewels, which was less than the carrying cost of the finished jewelry.  The net increase in non-product line cost of goods sold comprises a $516,000 increase in other inventory adjustments, which includes $26,000 of royalties on fashion jewelry design work, a $293,000 increase in non-capitalized manufacturing and production control expenses, and a $25,000 increase in freight expenses due to increased sales through our direct-to-consumer businesses.  These increases are partially offset by a $657,000 decrease in inventory valuation allowances, including inventory obsolescence, shrinkage, recuts, repairs, and scrap reserves.

The increase in cost of goods sold for the nine months ended September 30, 2015 compared to the corresponding period in 2014 was primarily due to a $1.49 million increase in loose jewels product line cost of goods sold resulting from the sale of slow moving loose jewel inventory of less desirable quality at lower product margins to one customer and increased finished jewelry sales through our direct-to-consumer businesses, Moissanite.com and Lulu Avenue®, and a net increase in non-product line cost of goods sold of $1.44 million.  The net increase in non-product line cost of goods sold comprises a $926,000 increase in other inventory adjustments, which includes $93,000 of royalties on fashion jewelry design work; a $530,000 increase in non-capitalized manufacturing and production control expenses; and a $91,000 increase in freight expenses due to increased sales through our direct-to-consumer businesses.  These increases are partially offset by a $111,000 decrease in inventory valuation allowances, including inventory obsolescence, shrinkage, recuts, repairs, and scrap reserves.  See Note 3, “Segment Information and Geographic Data,” in the Notes to Condensed Consolidated Financial Statements for further discussion of non-product line cost of goods sold.

Sales and Marketing

Sales and marketing expenses for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	Dollars	Percent	2015	2014	Dollars	Percent
Sales and marketing	$3,008,840	$2,520,426	$488,414	19%	$9,500,074	$6,886,651	$2,613,423	38%

Sales and marketing expenses were $3.01 million for the three months ended September 30, 2015 compared to $2.52 million for the three months ended September 30, 2014, an increase of $488,000, or 19%. Sales and marketing expenses were $9.50 million for the nine months ended September 30, 2015 compared to $6.89 million for the nine months ended September 30, 2014, an increase of $2.61 million, or 38%.

The increase in sales and marketing expenses for the three months ended September 30, 2015 compared to the corresponding period in 2014 was primarily due to an increase of $417,000 in net compensation expenses; a $97,000 increase in office-related expenses; an $85,000 increase in professional services primarily related to operation of our sales platform and fulfillment services for our direct-to-consumer home party business; and a $4,000 increase in advertising expenses.  These increases were partially offset by an $89,000 decrease in travel expense due to fewer international sales trips and a $26,000 decrease in depreciation expense related to the Moissanite.com and Lulu Avenue® e-commerce websites’ direct sales platforms.

Compensation costs for the three months ended September 30, 2015 compared to the corresponding period in 2014 increased primarily as a result of an increase in commissions of $345,000 for sales to specific wholesale customers under which commission plans of sales representatives are based and the increase in sales within our direct-to-consumer home party line of business; a $69,000 increase in salaries and related employee benefits; and a $9,000 increase in stock-based compensation expense.  These changes were partially offset by a $6,000 decrease in bonus expense.

The increase in advertising expenses for the three months ended September 30, 2015 compared to the corresponding period in 2014 comprises an increase in internet marketing of $128,000 which is partially offset by a $56,000 decrease in cooperative advertising; a $52,000 decrease in agency and other media and awareness spending, and a decrease of $16,000 in print media expenses to develop and promote brand awareness campaigns.  The decrease in cooperative advertising expenses resulted primarily from management’s decision to offer sales discounts to most of our international customers in lieu of cooperative advertising assistance.

The increase in sales and marketing expenses for the nine months ended September 30, 2015 compared to the corresponding period in 2014 was primarily due to an increase of $1.96 million in net compensation expenses; a $436,000 increase in office-related expenses; a $357,000 increase in professional services primarily related to the operation of our sales platform and fulfillment services for our direct-to-consumer home party business; and a $116,000 increase in advertising expenses.  These increases were partially offset by a $153,000 decrease in travel expense due to fewer international sales trips and a $99,000 decrease in depreciation expense related to the Moissanite.com and Lulu Avenue® e-commerce websites’ direct sales platforms.

Compensation costs for the nine months ended September 30, 2015 compared to the corresponding period in 2014 increased primarily as a result of an increase in commissions of $1.41 million for sales to specific wholesale customers under which commission plans of sales representatives are based and the increase in sales within our direct-to-consumer home party line of business; a $319,000 increase in salaries and related employee benefits; and a $279,000 increase in severance expense related to personnel changes within the wholesale sales organization.  These changes were partially offset by a $36,000 decrease in stock-based compensation expense and a $20,000 decrease in bonus expense.

The increase in advertising expenses for the nine months ended September 30, 2015 compared to the corresponding period in 2014 comprises an increase in internet marketing of $312,000, and an $87,000 increase in agency and other media and awareness spending, including $93,000 of increased samples expenses.  These increases were partially offset by a $275,000 decrease in cooperative advertising and a decrease of $8,000 in print media expenses to develop and promote brand awareness campaigns.  The decrease in cooperative advertising expenses resulted primarily from management’s decision to offer sales discounts to most of our international customers in lieu of cooperative advertising assistance, partially offset by the decision of our domestic distributors to not utilize the advertising credits we had accrued during 2014 within the allowable period that we reversed during the three months ended March 31, 2015.We expect our total sales and marketing expenses mayincrease as sales increase; however, this will be dependent on which overall companywide strategies and in which sales channels we may choose to make further investments to increase overall consumer awareness of mossanite and overall sales growth.  Regardless of which future overall strategy is followed, we believe the overall rate of growth should slow and become a lower percentage of sales as expenses more variable in nature, such as advertising and commissions, may increase as part of our strategy to build sales; but fixed expenses remain relatively constant.  While employee compensation costs may fluctuate from period to period as we continue to build a more efficient and productive sales organization, we expect that these costs will become more fixed in nature over time.

General and Administrative

General and administrative expenses for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	Dollars	Percent	2015	2014	Dollars	Percent
General and administrative	$1,574,903	$1,790,588	$(215,685)	-12%	$5,343,064	$5,543,269	$(200,205)	-4%

General and administrative expenses were $1.57 million for the three months ended September 30, 2015 compared to $1.79 million for the three months ended September 30, 2014, a decrease of $216,000, or 12%. General and administrative expenses were $5.34 million for the nine months ended September 30, 2015 compared to $5.54 million for the nine months ended September 30, 2014, a decrease of $200,000, or approximately 4%.

The decrease in general and administrative expenses for the three months ended September 30, 2015 compared to the corresponding period in 2014 was primarily due to a $205,000 decrease in bad debt expense associated with our allowance for doubtful accounts reserve policy; a $49,000 decrease in professional services; a $28,000 decrease in board compensation due to having fewer board members during the period; a $26,000 decrease in business and franchise taxes; a $25,000 decrease in travel expenses; and an $8,000 decrease for moving the corporate headquarters to its new leased space during 2014.  These decreases were partially offset by a $79,000 increase in office-related expenses associated with the new facility; a $45,000 increase in compensation expenses; and a $1,000 increase in depreciation and amortization expense.

Professional services decreased for the three months ended September 30, 2015 compared to the corresponding period in 2014 primarily due to a decrease of $70,000 in investor and public relations expenses and a decrease in legal fees of $22,000.  These decreases were partially offset by a $30,000 increase in audit and tax services primarily due to the timing of work performed and an increase of $13,000 in consulting and other professional services.

Compensation expenses increased for the three months September 30, 2015 compared to the corresponding period in 2014 primarily due to an increase in salaries and related employee benefits in the aggregate of $37,000 and an $8,000 increase in stock-based compensation expense.

The decrease in general and administrative expenses for the nine months ended September 30, 2015 compared to the corresponding period in 2014 was primarily due to a $869,000 decrease in bad debt expense associated with our allowance for doubtful accounts reserve policy; a $30,000 decrease in business and franchise taxes; a $22,000 decrease in other administrative expenses, primarily associated with the move of the corporate headquarters to its new leased space during 2014; an $11,000 decrease in board compensation, and an $8,000 decrease in depreciation and amortization expense.  These decreases were partially offset by an increase in compensation expense of $488,000; a $194,000 increase in office-related expenses; a $46,000 increase in professional services, and a $12,000 increase in travel expense.

Compensation expenses increased for the nine months ended September 30, 2015 compared to the corresponding period in 2014 primarily due to an increase in severance expense of $335,000 associated with the departure of our former President and Chief Executive Officer; an increase in salaries and related employee benefits in the aggregate of $121,000, of which $11,000 was related to the transition of our President and Chief Executive Officer; an increase in stock-based compensation expense of $30,000, the majority of which was related to the transition of our President and Chief Executive Officer; and a $2,000 increase in bonus expense.

Professional services increased for the nine months ended September 30, 2015 compared to the corresponding period in 2014 primarily due to an increase in legal fees of $74,000, consisting of approximately $85,000 relating to the transition of our President and Chief Executive Officer, partially offset by lower fees for other corporate matters; an increase of $73,000 in consulting and other professional services, of which approximately $18,000 related to the transition of our President and Chief Executive Officer; and a $21,000 increase in audit and tax services primarily due to timing of work performed.  These increases were partially offset by a decrease of $122,000 in investor and public relations expenses.

Research and Development

Research and development expenses for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	Dollars	Percent	2015	2014	Dollars	Percent
Research and development	$6,351	$3,863	$2,488	64%	$15,455	$15,364	$91	1%

Research and development expenses were $6,000 for the three months ended September 30, 2015 compared to $4,000 for the three months ended September 30, 2014, an increase of approximately $2,000, or 64%. Research and development expenses were $15,000 for the nine months ended September 30, 2015 compared to $15,000 for the nine months ended September 30, 2014, a slight increase of approximately 1%.

Research and development expenses for the three months ended September 30, 2015 compared to the corresponding period in 2014 increased due to an increase of $2,000 in compensation costs and office expenses for time and materials allocated by operations personnel to research and development activities.

Research and development expenses for the nine months ended September 30, 2015 compared to the corresponding period in 2014 remained consistent due to an increase of $7,000 in compensation costs and office expenses for time and materials allocated by operations personnel to research and development activities and a $2,000 increase of materials specifically purchased for these activities, offset by a $9,000 decrease in consulting professional services.

Loss on Abandonment of Assets

Loss on abandonment of assets for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	Dollars	Percent	2015	2014	Dollars	Percent
Loss on abandonment of assets	$-	$-	$-	-%	$-	$2,201	$(2,201)	-100%

Loss on abandonment of assets was $0 for the nine months ended September 30, 2015 compared to $2,000 for the nine months ended September 30, 2014, a decrease of $2,000, or 100%.

For the nine months ended September 30, 2014, we abandoned a trademark with remaining carrying costs of $2,000 after we determined the trademark would no longer be utilized.

Provision for Income Taxes

We recognized an income tax net expense of approximately $3,000 for each of the three months ended September 30, 2015 and 2014.  We recognized an income tax net expense of approximately $10,000 for the nine months ended September 30, 2015 compared to an income tax net expense of $4.05 million for the nine months ended September 30, 2014.

As of each reporting date, management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. Management had previously considered various strategic alternatives that would reduce its pre-tax operating losses, resulting in management determining that a valuation allowance was not necessary at March 31, 2014.  During the three months ended June 30, 2014, management determined that such strategic alternatives were no longer in our best interest.  Accordingly, management concluded that the positive evidence was no longer sufficient to offset available negative evidence, primarily as a result of the pre-tax operating losses incurred during the six months ended June 30, 2014, and forecasted to continue through the remainder of 2014.  As a result, management concluded that it was uncertain that we would have sufficient future taxable income to utilize its deferred tax assets, and therefore, we established a valuation allowance against our deferred tax assets resulting in a tax expense of $4.05 million for the nine months ended September 30, 2014.  This valuation allowance remained as of September 30, 2015.

For the three and nine months ended September 30, 2015, we recognized $3,000 and $10,000, respectively, of income tax expense for estimated tax, penalties, and interest associated with uncertain tax positions. During the three and nine months ended September 30, 2014, we also recognized approximately $3,000 and $9,000, respectively, of income tax expense for estimated tax, penalties, and interest associated with uncertain tax positions.

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of September 30, 2015, our principal sources of liquidity were cash and cash equivalents totaling $5.60 million, trade accounts receivable of $2.86 million, and current inventory of $12.81 million, as compared to cash and cash equivalents totaling $4.01 million, trade accounts receivable of $5.51 million, and current inventory of $13.32 million as of December 31, 2014.  As described more fully below, we also have access to a $10 million credit facility.

During the nine months ended September 30, 2015, our working capital decreased by approximately $1.40 million to $17.85 million from $19.25 million at December 31, 2014. As described more fully below, the decrease in working capital at September 30, 2015 is primarily attributable to a decrease in trade accounts receivable, a lower allocation of inventory to short-term, a net increase in accrued expenses and other liabilities, and an increase in trade accounts payable, offset in part by an increase in our cash and cash equivalents due to our increased cash from operations, an increase in prepaid expenses and other assets, and a decrease in accrued cooperative advertising.

During the nine months ended September 30, 2015, $1.67 million of cash was provided by operations. The primary drivers of positive cash flow were a decrease in inventory of $4.73 million, a decrease in trade accounts receivable of $3.13 million, a net increase in accrued liabilities of $232,000, and an increase in trade accounts payable of $11,000.  These factors were partially offset by our loss of $7.69 million that included $1.68 million of non-cash expenses and an increase in prepaid expenses of $412,000.  Accounts receivable decreased primarily as a result of collection efforts during the first nine months of 2015 on sales made in the fourth quarter of 2014, and a significant reduction of extended wholesale customer payment terms that we offer from time to time that may not immediately increase liquidity as a result of current-period sales. We believe our competitors and other vendors in the wholesale jewelry industry have expanded their use of extended payment terms and, in aggregate, we believe that by offering extended payment terms under certain circumstances, we have provided a competitive response in our market and that our net sales have been favorably impacted.  We are unable to estimate the impact of this program on our net sales, but if we ceased providing extended payment terms in select instances, we believe we would not be competitive for some wholesale customers in the marketplace and that our net sales and profits would likely decrease. Generally, we have not experienced any significant accounts receivable write-offs related to revenue arrangements with extended payment terms; however, we have increased our reserves for uncollectible accounts primarily due to one customer with extended terms, and is pursuing legal proceedings to collect on the outstanding balances.  We do not believe the terms are a factor with this customer’s non-payment.  Inventories decreased primarily as a result of sales, offset in part by the purchase of new raw material SiC crystals during the quarter pursuant to our new exclusive supply agreement, or the New Supply Agreement, with Cree, Inc., or Cree, which we entered into on December 12, 2014; purchases of jewelry castings, findings, and other jewelry components; and production of moissanite loose jewels.  Prepaid expenses and other assets increased primarily as a result of timing of payment of insurance premiums, and other payments in advance of goods or services received.  Accounts payable increased primarily as a result of the timing of costs incurred but not yet paid as of September 30, 2015 associated with inventory-related purchases and professional services incurred but not yet due under our vendors’ payment terms.

We manufactured approximately $4.54 million in loose jewels and $3.71 million in finished jewelry, which includes the cost of the loose jewels and the purchase of precious metals and labor in connection with jewelry production, during the nine months ended September 30, 2015.  We expect our purchases of precious metals and labor to increase as we increase our finished jewelry business. In addition, from the beginning of 2006 through the third quarter of 2015, the price of gold has increased significantly (approximately 110%), resulting in higher retail price points for gold jewelry. Because the market price of gold and other precious metals is beyond our control, the upward price trends could continue and have a negative impact on our operating cash flow as we manufacture finished jewelry.

Historically, our raw material inventories of SiC crystals had been purchased under exclusive supply agreements with a limited number of suppliers. Because the supply agreements restricted the sale of these crystals exclusively to us, the suppliers negotiated minimum purchase commitments with us that, when combined with our reduced sales during the periods when the purchase commitments were in effect, have resulted in levels of inventories that are higher than we might otherwise maintain. As of September 30, 2015, $21.19 million of our inventories were classified as long-term assets. Loose jewel sales and finished jewelry that we manufacture will utilize both the finished good loose jewels currently on-hand and, as we deplete certain shapes and sizes, our on-hand raw material SiC crystals of $6.65 million and new raw material that we are purchasing from Cree.

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

During the nine months ended September 30, 2015, we purchased approximately $4.95 million of SiC crystals from Cree. We expect to use existing cash and cash equivalents and other working capital, together with future cash expected to be provided by operating activities and, if necessary, our credit facility described below, to finance our purchase commitment under the New Supply Agreement.

We made no income tax payments during the nine months ended September 30, 2015. As of September 30, 2015, we had approximately $882,000 of remaining federal income tax credits, $533,000 of which expire between 2018 and 2021 and the balance without an expiration, which can be carried forward to offset future income taxes. As of September 30, 2015, we also had a federal tax net operating loss carryforward of approximately $12.21 million expiring between 2020 and 2034, which can be used to offset against future federal taxable income, a North Carolina tax net operating loss carryforward of approximately $14.32 million expiring between 2023 and 2029, and various other state tax net operating loss carryforwards expiring between 2016 and 2034, which can be used to offset against future state taxable income.

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

As of September 30, 2015, we had not borrowed against the Credit Facility.

We believe that our existing cash and cash equivalents and other working capital, together with future cash expected to be provided by operating activities, will be sufficient to meet our working capital and capital expenditure needs over the next 12 months. Our future capital requirements and the adequacy of available funds will depend on many factors, including our rate of sales growth; the expansion of our sales and marketing activities, including the operating capital needs of our wholly owned subsidiaries; the timing and extent of raw materials and labor purchases in connection with loose jewel production to support our moissanite jewel business and precious metals and labor purchases in connection with jewelry production to support our finished jewelry business; the timing of capital expenditures; and risk factors described in more detail in “Risk Factors” in this report, in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.  We obtained the Credit Facility to mitigate these risks to our cash and liquidity position.  Also, we may make investments in, or acquisitions of, complementary businesses, which could also require us to seek additional equity or debt financing.

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

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. During the three months ended September 30, 2015, we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may experience quality control challenges from time to time that can result in lost revenue and harm to our brands and reputation.  Part of our strategy for success is to establish Charles & Colvard with reputable, high-quality, and sophisticated brands.  The achievement of this goal depends in large part on our ability to provide customers with high-quality moissanite, finished jewelry featuring moissanite, and fashion finished jewelry. Although we take measures to ensure that we sell only the best quality products, we may face quality control challenges, which could impact our competitive advantage.  There can be no assurance we will be able to detect and resolve all quality control issues prior to shipment of products to our distributors, manufacturers, retailers, and end consumers.  Failure to do so could result in lost revenue, lost customers, significant warranty and other expenses, and harm to the Company’s reputation.

We may not be able to adequately protect our intellectual property, which could harm the value of our products and brands and adversely affect our business. We rely primarily on patent, copyright, trademark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. We had U.S. product and method patents for moissanite jewels, which expired in August 2015, under which we believed that we had broad, exclusive rights to manufacture, use, and sell moissanite jewels in the U.S. We continue to have these same patents in a number of foreign jurisdictions, most of which expire in 2016. We believe that the foreign patents create substantial technological barriers to our potential foreign competitors. However, our U.S. patent expirations could enable competitors and other businesses to duplicate and market a similar product and enter the U.S. marketplace. Without U.S. patent protection, we must rely primarily on our branding strategy and the New Supply Agreement with Cree under which Cree supplies SiC crystals exclusively to us, as well as confidentiality procedures, to protect our proprietary rights in the U.S., which may or may not be sufficient. In addition, at the present time, we are dependent on Cree’s technology for the production of SiC crystals. There can be no assurance that any patents issued to or licensed by or to us or Cree will provide any significant commercial protection, that we or Cree will have sufficient resources to protect our respective patents and proprietary rights, that any additional patents will be issued in the future, or that any existing or future patents will be upheld by a court should we or Cree seek to enforce our respective rights against an infringer. At this point, we cannot reasonably estimate the impact these patent expirations will have on our future results of operations.

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

The existence of valid patents does not prevent other companies from independently developing competing technologies. Existing producers of SiC crystals or others may refine existing processes for growing SiC crystals or develop new technologies for growing large single crystals of SiC or colorless SiC crystals in a manner that does not infringe our foreign patents. Accordingly, existing and potential competitors may be able to develop products that are competitive with or superior to our products, and such competition could have a material adverse effect on our business, results of operations, and financial condition.

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

Item 5.	Other Information

Departure of President and Chief Executive Officer

On November 11, 2015, H. Marvin Beasley resigned as our President and Chief Executive Officer and as a member of our Board of Directors, or the Board, effective December 1, 2015. In connection with his resignation, we proposed a Transition Agreement with Mr. Beasley, or the Transition Agreement, which was approved by the Board and delivered to Mr. Beasley on November 11, 2015. The terms of the proposed Transition Agreement provide that Mr. Beasley may not execute and deliver the Transition Agreement until December 1, 2015.

Under the proposed Transition Agreement, Mr. Beasley is entitled to receive severance in an amount equal to the remainder of his current base annual salary not already paid prior to December 1, 2015 through March 17, 2016 (less applicable taxes and withholdings), payable in substantially equal installments on the same payroll schedule that was applicable to Mr. Beasley immediately prior to December 1, 2015, in exchange for a standard release of employment claims.  We have also agreed as of December 1, 2015 to accelerate the vesting of 100,000 options previously granted to Mr. Beasley.  Those options will be exercisable as set forth in the applicable option agreement.  Furthermore, we have agreed that the restrictions on 100,000 shares of restricted stock previously granted to Mr. Beasley will lapse effective December 1, 2015.  The proposed Transition Agreement also contains such confidentiality provisions and other terms and conditions as are usual and customary for agreements of this type.  All of Mr. Beasley’s obligations under his employment agreement, dated March 17, 2015 regarding covenants not to compete, confidentiality, and proprietary information will continue.

Appointment of President and Chief Executive Officer

On November 11, 2015, the Board appointed Suzanne Miglucci, a current member of the Board, as our President and Chief Executive Officer effective as of December 1, 2015.  While Ms. Miglucci will retain her position as a member of the Board, she relinquished her membership on our Compensation Committee as of November 11, 2015 and for the duration of her service as President and Chief Executive Officer as she is no longer an independent director under the NASDAQ Listing Rules.

Ms. Miglucci, age 55, served as Chief Marketing Officer of ChannelAdvisor Corporation, or ChannelAdvisor, a software and services solution provider, from June 2012 to November 2015. Prior to joining ChannelAdvisor, Ms. Miglucci served as Senior Director, Global Procurement Solution Marketing, at SAP, a market leader in enterprise application software, from November 2010 to March 2012. Prior to her time at SAP, Ms. Miglucci served as a Strategic Marketing Consultant for Miglucci on Marketing, LLC, a marketing consultant company, from January 2010 to November 2010. Ms. Miglucci has also held executive marketing positions at SciQuest, Inc., MicroMass Communications, and Arsenal Digital Solutions.

While serving as President and Chief Executive Officer, Ms. Miglucci will not receive compensation for her service as a member of the Board. Ms. Miglucci entered into an employment agreement with us, effective as of December 1, 2015, or the Employment Agreement, with a term of one year that renews automatically on an annual basis. Under the terms of the Employment Agreement, Ms. Miglucci will receive a signing bonus of $75,000 to be paid in December 2015 and an annual base salary of $335,000. Ms. Miglucci also will be entitled to receive such benefits as are made available to our other similarly-situated executive employees, including, but not limited to, life, medical, and disability insurance, as well as retirement benefits.

In addition, Ms. Miglucci will receive, on the effective date of the Employment Agreement, a stock option to purchase 300,000 shares of our common stock. The award will vest over a two-year period, with 50% of the option award vesting on the grant date and an additional 25% of the option award vesting on each of the following two anniversaries of the grant date provided Ms. Miglucci remains continuously employed with us through each anniversary.

Pursuant to the Employment Agreement, if Ms. Miglucci’s employment is terminated by us without cause (as defined in the Employment Agreement) Ms. Miglucci will continue to receive her base salary at the time of termination for a period of one year from such termination, or the Termination Compensation, so long as she complies with certain covenants in the Employment Agreement. If we experience a change of control (as defined in the Employment Agreement), Ms. Miglucci may voluntarily terminate her employment for good reason (as defined in the Employment Agreement) within six months after such change of control and be entitled to the Termination Compensation. During her employment with us and for a period of one year following termination of her employment, Ms. Miglucci is prohibited from competing with us or attempting to solicit our customers or employees.

Item 6.	Exhibits

The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description

10.1	Board Compensation Program, effective January 1, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on September 10, 2015)

10.2	Employment Agreement, effective as of December 1, 2015, by and between Charles & Colvard, Ltd. and Suzanne Miglucci

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Charles & Colvard, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARLES & COLVARD, LTD.

	By:	/s/ H. Marvin Beasley
November 12, 2015		H. Marvin Beasley
President and Chief Executive Officer

	By:	/s/ Kyle Macemore
November 12, 2015		Kyle Macemore
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Board Compensation Program, effective January 1, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on September 10, 2015)

10.2	Employment Agreement, effective as of December 1, 2015, by and between Charles & Colvard, Ltd. and Suzanne Miglucci

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Charles & Colvard, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.