Form 10-K
period 2015-12-31
CHARLES & COLVARD LTD
filed 2016-03-08
CIK 1015155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

As of June 30, 2015, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant was $27,502,821 based on the closing sales price as reported on the NASDAQ Global Select Market.

As of March 4, 2016, there were 21,111,585 shares of the registrant’s common stock, no par value per share, outstanding.

DOCUMENT INCORPORATED BY REFERENCE

Certain portions of the Proxy Statement for the registrant’s 2016 Annual Meeting of Shareholders to be held on May 18, 2016 are incorporated by reference into Part III of this Annual Report on Form 10-K.

CHARLES & COLVARD, LTD.

FORM 10-K
For the Fiscal Year Ended December 31, 2015

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

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future. You should be aware that although the forward-looking statements included herein represent management’s current judgment and expectations, our actual results may differ materially from those projected, stated, or implied in these forward-looking statements as a result of many factors including, but not limited to, our dependence on consumer acceptance and growth of sales of our products resulting from our strategic initiatives; dependence on a limited number of customers; the impact of the execution of our business plans on our liquidity; our ability to fulfill orders on a timely basis; the financial condition of our major customers and their willingness and ability to market our products; dependence on Cree, Inc. as the sole supplier of the raw material; intense competition in the worldwide jewelry industry; our ability to successfully manage the transition of our President and Chief Executive Officer and other organizational change; our ability to meet the continued listing requirements of The NASDAQ Stock Market LLC, or NASDAQ; our current wholesale customers’ potential perception of us as a competitor in the finished jewelry business; quality control challenges from time to time that can result in lost revenue and harm to our brands and reputation; general economic and market conditions, including the current economic environment; risks of conducting business in foreign countries; the pricing of precious metals, which is beyond our control; the potential impact of seasonality on our business; our ability to protect our intellectual property; the risk of a failure of our information technology infrastructure to protect confidential information and prevent security breaches; our ability to maintain and utilize e-commerce platforms for our sales strategy; the failure to evaluate and integrate strategic opportunities; possible adverse effects of governmental regulation and oversight; and the impact of anti-takeover provisions included in our charter documents, in addition to the other risks and uncertainties described in more detail in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Forward-looking statements speak only as of the date they are made. We undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur except as required by the federal securities laws, and you are urged to review and consider disclosures that we make in the reports that we file with the Securities and Exchange Commission, or SEC, that discuss other factors relevant to our business.

PART I

Item 1.	Business

General

Charles & Colvard, Ltd., a North Carolina corporation founded in 1995 (which may be referred to as Charles & Colvard, we, us, or our), manufactures, markets, and distributes Charles & Colvard Created Moissanite® (which we refer to as moissanite or moissanite jewels) and finished jewelry featuring moissanite for sale in the worldwide jewelry market.  Moissanite, also known by its chemical name silicon carbide (SiC), is a rare mineral first discovered in a meteor crater. Because naturally occurring SiC crystals are too small for commercial use, larger crystals must be grown in a laboratory. Leveraging our advantage of being the original and leading worldwide source of created moissanite jewels, our strategy is to establish Charles & Colvard with reputable, high-quality, and sophisticated brands and to position moissanite as an ethically-sourced, affordable, and luxurious alternative to other gemstones such as diamond. We believe this is possible due to moissanite’s exceptional brilliance, fire, durability, and rarity like no other jewel available on the market. We sell loose moissanite jewels and finished jewelry at wholesale to distributors, manufacturers, and retailers and at retail to end consumers through our wholly owned operating subsidiaries, Moissanite.com, LLC and Charles & Colvard Direct, LLC (until March 2016), and through third-party marketplaces.

In February 2016, we made the strategic decision to explore a potential divestiture of our direct-to-consumer home party business previously operated through our Charles & Colvard Direct, LLC (dba Lulu Avenue®) subsidiary.  After careful analysis of our core competencies, go-to-market strategies, and intent to advance toward profitability, the management team and Board of Directors determined a divestiture of this distribution channel to be in our and our shareholders’ best interests.  On March 4, 2016, we and Charles & Colvard Direct, LLC entered into an asset purchase agreement with Yanbal USA, Inc., or Yanbal, under which Yanbal purchased certain assets related to our direct-to-consumer home party business for $500,000 and assumed certain liabilities related to such assets.  A more detailed description of this transaction is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments” in Part II, Item 7 of this Annual Report on Form 10-K.

As a result of the divestiture, our operating and strategic initiatives discussed below focus on our remaining wholesale and e-commerce distribution segments on a going-forward basis.  For the years ended December 31, 2015 and 2014, we managed our business primarily through our three distribution channels that we used to sell our product lines, loose jewels and finished jewelry, which included Charles and Colvard Direct, LLC.  Accordingly, for the years ended December 31, 2015 and 2014, our reportable segments remained our wholesale distribution channel transacted through our parent entity, and our two direct-to-consumer distribution channels transacted through the wholly owned operating subsidiaries, Moissanite.com, LLC and Charles & Colvard Direct, LLC.

We sell our loose moissanite jewels at wholesale to some of the largest distributors and manufacturers in the world, which mount them into fine jewelry to be sold at retail outlets and via the Internet. We also sell loose moissanite jewels and finished jewelry featuring moissanite at wholesale to retailers, TV shopping networks, and designers to be sold to end consumers and directly to consumers through our e-commerce sales channel Moissanite.com and third-party marketplaces.  We believe our continued and expanding use of multiple sales channels to the jewelry trade and the end consumer with branded finished jewelry featuring moissanite creates a compelling consumer value proposition with the potential to drive increased demand.

United States, or U.S., sales represented 89% and 86% of total consolidated net sales for the years ended December 31, 2015 and 2014, respectively. Our largest customer during the year ended December 31, 2015 accounted for 21% of our total consolidated sales compared to 28% during the year ended December 31, 2014. A second customer accounted for 10% of our total consolidated sales during the year ended December 31, 2014 but did not account for more than 10% of our total consolidated sales during the year ended December 31, 2015. No additional customers accounted for more than 10% of total consolidated sales in 2015 or 2014.

Our future growth strategy is closely linked to our vision statement:  “To be an innovative, disruptive leader in the jewelry industry by offering a socially responsible created jewel that will last forever at a revolutionary value.” We plan to accomplish this vision by growing our core loose jewel and finished jewelry wholesale distribution segment with key distributors, jewelry manufacturers, and retailers while working to develop and expand our continuing direct-to-consumer distribution segment, which is conducted through our e-commerce subsidiary, Moissanite.com, LLC.  We also intend to expand our multi-channel e-commerce footprint through third-party marketplaces, comparison shopping engines, affiliate networks, social commerce sites and more. We plan to support these initiatives by increasing consumer awareness through a broad digital marketing footprint, clearly communicating to the consumer the value proposition of our products, and developing and distributing leading global brands for our moissanite jewel and finished jewelry featuring moissanite with an unrelenting focus on quality and design. Our key strategies for 2016 are as follows:

•	Expansion of Forever OneTM. In September 2015, Charles & Colvard launched Forever One™ – the world’s first colorless moissanite jewel. We introduced Forever OneTM to the market with a limited launch. It was met with great enthusiasm from channel partners and existing customers. We intend to leverage this momentum, and expand our Forever OneTM assortment (more shapes and sizes) throughout 2016 via a series of scheduled product releases.

•	A move up-market. Over the years our core product supplier, Cree, Inc., or Cree, has improved its proprietary processes for SiC production. It is this 20-year evolution that has enabled the launch of our colorless jewel, Forever OneTM. With this improvement in core product comes the opportunity for Charles & Colvard to move up-market – competing directly with diamond for share of wallet. Over the next few years, we plan to sell our remaining Forever ClassicTM inventory, leaving only Forever Brilliant® and Forever OneTM products for sale. We believe that this higher quality product line positions Charles & Colvard for a move up-market to higher end retail opportunities. We do anticipate new providers of moissanite to enter the market, as our USA exclusive patent expired in 2015, and international patents will be expiring this year. We know how challenging it is to create high-quality moissanite and anticipate it will take emerging providers significant time and investment to bring meaningful and competitive products to market. As we experienced ourselves, we anticipate these new providers evolving from low-end moissanite quality, and do not anticipate competition in the near-colorless (Forever Brilliant®) or colorless (Forever OneTM) range for some time to come. To differentiate ourselves from emerging competition and to ensure our customers they are receiving a reputable and high-quality jewel, each Charles & Colvard Created Moissanite® jewel is backed by a Limited Lifetime Warranty and Certificate of Authenticity – our commitment to our customers that their purchase is guaranteed to retain its fire and brilliance forever.

•	Expansion of our jewelry line. In 2010, Charles & Colvard made the conscious decision to expand from being solely a loose jewel supplier to being a loose jewel and finished jewelry provider. This calculated measure has proven to be a positive one as it provided us the opportunity to make an emotional connection with the consumer. Our finished jewelry customers tend to be repeat customers – returning again and again to purchase additional goods. We intend to leverage this positive momentum with an expanded product line in 2016 to include increased focus on the bridal category. Charles & Colvard plans to curate a blend of its own finished jewelry featuring moissanite with products from select artisan jewelers. This broadened collection will be available to our retail and wholesale partners as well as promoted on Charles & Colvard’s e-commerce site and third-party transactional websites.

•	Growth within our traditional channels. Charles & Colvard has enjoyed 20 years of partnership with industry leaders in the wholesale and retail spaces. We believe these traditional channels represent fertile ground for our move up-market, and we are already working with several existing partners to expand their product lines to include Forever OneTM. With this new, extraordinary, upscale product we believe we have an opportunity to both expand our relationship with existing partners and onboard new partners. A continued presence for Charles & Colvard Created Moissanite® in traditional retail channels remains an important way for us to create touchpoints directly with consumers by providing them an opportunity to see and believe the beauty and brilliance of moissanite.

•	Expanding our direct-to-consumer e-commerce business. Our direct-to-consumer e-commerce website, Moissanite.com, features an intuitive site design with robust functionality to enhance the customer experience and convert traffic into sales. We continue to expand the website’s finished jewelry collections and its loose moissanite jewel assortment by featuring a variety of shapes and sizes, and invest in targeted advertising and marketing campaigns. During 2016, we intend to expand our e-commerce footprint by providing our products for sale through additional e-commerce channels and emerging social commerce channels. We believe our direct-to-consumer e-commerce sales channels will not only add to our top-line revenues, but will also play a key role in our campaign to increase overall consumer awareness of moissanite. We also envision e-commerce as a part of a broader effort to establish online connections with consumers that builds our brand and subsequently our business with wholesale and retail partners.

•	A laser focus on millennials. Millennials are the largest age group in U.S. history, and they are moving into their prime spending years. Millennials have less money to spend and are often encumbered with debt, with student loans taking up a significant chunk of postgraduate millennials’ income. They are the first ‘digital natives,’ known for spending significant time online, especially within their social networks. When they do partake in traditional pastimes such as listening to music or watching television, they do so streaming from their digital devices. And most importantly, they are socially and ethically-responsible individuals. Millennials proactively seek out goods and services that align with their core principles, and become devoted and vocal advocates of brands that embody ‘green’ practices. Our socially responsible and ethically-sourced loose jewel and finished jewelry products align directly with the principles and purchasing preferences of the millennial, and our quality and price point offer unprecedented value to the cost-conscious millennial. Throughout 2016, Charles & Colvard plans to proactively engage this target market through a multi-channel traditional and digital marketing strategy, as outlined below.

•	Our go-to-market strategy. In order to expand existing channels while reaching our millennial targets, Charles & Colvard intends to reconstruct its promotional and go-to-market strategies. In 2016, we plan to:

•	Develop significant educational content to help the market understand moissanite, the availability of our expanded selection of loose jewels and finished jewelry featuring moissanite, and our commitment to corporate social responsibility in the products we bring to market and the way we operate our business. We also plan to deliver background content relative to the mined diamond industry to help the consumer understand the significant difference in practices between the created gemstone and jewel industry versus the mined diamond industry. We anticipate being disruptive in the industry and intend to be an authority on the topics of social injustices and environmental impact in the mined diamond industry, the upsurge of created gemstones and jewels, and the social and ethical appeal of created gemstones and jewels to the market.

•	Expand our traditional channels. We plan to foster existing relationships designed to move channel partners up-market with us, while onboarding new partners who we believe are well positioned to help us bring Forever OneTM to market. We intend to focus our efforts on additional television channels, new wholesale and retail opportunities, an expanded drop-ship network, a presence with independent jewelers, and more.

•	Execute an aggressive social media strategy to directly reach consumers. Leveraging our own social media properties and those of third parties, we believe we will create a dialogue that enables a ‘pull’ strategy which draws consumers to Charles & Colvard to learn about and acquire our products.

•	Expand our online presence including an aggressive push of Charles & Colvard product to e-commerce marketplaces, comparison shopping engines, affiliate networks, social commerce sites and more. We intend to couple these postings with a significant digital marketing presence to deliver online advertising and search engine results to the consumer at the time they are searching for related products.

•	Adopt new and emerging technologies to deliver our message. In order to remain relevant and in front of today’s rapidly-evolving consumer, it is incumbent on Charles & Colvard to study and adopt new technologies as the consumer demands them. A prime example is advancements in streaming video and the increasing impact video has on consumer education and behavior. We believe this is a significant shift, and one we need to employ in our online toolkit. We will strive to adopt this and other technologies to enhance our own e-commerce property as well as third-party outlets to tell our story.

Moissanite

Moissanite is a rare, naturally occurring mineral that is generally very small in size, dark green or black in color, and not a commercially viable source of gemstone material. Therefore, we expect only lab-grown SiC crystals to provide a sustainable source of moissanite for jewels.

In addition to carat size, important characteristics of a gemstone are beauty, durability, and rarity. The beauty of a near colorless and colorless gemstone is characterized by its color, brilliance, and fire. The brilliance of a gemstone is measured by its refractive index, or the extent to which, when coupled with the facet design, the gemstone reflects light. The fire of a gemstone, or the breaking of light rays into spectral colors, is measured by its dispersion. Durability is determined by a gemstone’s hardness, or resistance to scratching; and toughness, or resistance to chipping or cleaving. Rarity is the availability or perceived availability of a gemstone.

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

The following table compares the physical properties of moissanite jewels with other fine gemstone materials:

Description	Refractive Index	Dispersion	Hardness (Mohs Scale)(2)	Toughness
Charles & Colvard Created Moissanite®	2.65-2.69	0.104	9.25	Excellent
Diamond	2.42	0.044	10	Excellent*
Ruby	1.77	0.018	9	Excellent**
Sapphire	1.77	0.018	9	Excellent**
Emerald	1.58	0.014	7.50	Good to Poor
*In cleavage direction, toughness is “good”
**Except twinned stones

1.	Sources: Gemological Institute of America, Gem Reference Guide for GIA Colored Stones, Gem Identification and Colored Stone Grading Courses 32-35, 65-82, 87-90 (1995); Cornelius S. Hurlburt, Jr. & Robert C. Kammerling, Gemology 320-324 (2d Ed. 1991); Kirk-Othmer, Encyclopedia of Chemical Technology 524-541 (5th Ed. 2004); Institution Of Electrical Engineers, Properties of Silicon Carbide (Gary L. Harris, Ed., 1995); Robert Webster, Gems: Their Sources, Descriptions and Identification 889-940 (5th Ed. 1994); W. von Muench, “Silicon Carbide” in Landolt-Börnstein Numerical Data and Functional Relationships in Science and Technology, New Series, Group III, Vol. 17C, pp. 403-416 and 585-592 (M. Schultz and H. Weiss, Eds., 1984); Kurt Nassau, Shane F. McClure, Shane Elen & James E. Shigley, “Synthetic Moissanite: A New Diamond Substitute”, Gems & Gemology, Winter 1997, 260-275; Kurt Nassau. “Moissanite: A New Synthetic Gemstone Material”, Journal of Gemmology, 425-438 (1999).

2.	The Mohs Scale is a relative scale only, and quantitative comparisons of different gemstone materials cannot be made directly using the Mohs Scale. Moissanite jewels, while harder than all other known gemstones, are approximately one-half as hard as diamond.

Products and Product Development

Moissanite jewels

Historically, Charles & Colvard primarily sold near-colorless moissanite jewels including Forever ClassicTM and Forever Brilliant®.  We continue to offer these products in a variety of shapes including round, square brilliant, princess, cushion, radiant, pear, marquise, heart, and oval, among others, in sizes ranging from approximately 1.3 to 12 millimeters (approximately 0.008 to 5.3 carats).  In 2015, we announced our latest product, the first colorless moissanite jewel, Forever OneTM.  Our limited launch was met with great enthusiasm from channel partners and existing customers.  Based on this market validation, we plan to expand our Forever OneTM assortment (more cuts and sizes) throughout 2016 via a series of scheduled product releases.

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

In addition, we historically purchased fashion finished jewelry comprising base metals and non-precious gemstones for sale through Lulu Avenue®. This finished jewelry was fashion oriented and subject to styling trends that may change with each catalog season. The majority of this finished jewelry was custom designed for us.  We do not anticipate further purchases of fashion finished jewelry after the divestiture of our direct-to-consumer home party business on March 4, 2016.

Source of Raw Material

Our moissanite jewels are made from gem-grade SiC crystals. Our sole supplier of SiC crystals is Cree, with which we have certain exclusive supply rights for SiC crystals to be used for gemstone applications. We source the metals used for our finished jewelry, including white and yellow gold, sterling silver, and palladium, from a number of manufacturers located primarily in the U.S. or internationally in China, India, Mexico, or Thailand.  In line with our goal of providing socially and ethically-sourced products, we require suppliers of our gold to certify that the gold is coming from conflict free sources.

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

Intellectual Property

We had U.S. product and method patents for moissanite jewels that expired during 2015, under which we had broad, exclusive rights to manufacture, use, and sell moissanite jewels in the U.S.  We have these same patents in 25 foreign jurisdictions primarily across Asia and Europe, expiring in 2016, and in Mexico, expiring in 2021. In addition, we have certain trademarks and pending trademark applications that support our moissanite branding strategy.  We anticipate new providers of moissanite will enter the market as our patents expire. We know how challenging it is to create high-quality moissanite and anticipate it will take emerging providers significant time and investment to bring meaningful and competitive products to market.  As we experienced ourselves, we anticipate these new providers will evolve from low-end moissanite quality, and do not anticipate competition in the near-colorless (Forever Brilliant®) or colorless (Forever OneTM) range for some time to come.

Our success and our ability to compete successfully depend in part upon our proprietary technology.  In addition to our remaining international patents, we rely on trade secret laws and employee, consultant, and customer confidentiality agreements to protect certain aspects of our technology.  We currently are not subject to any claims that our products or processes infringe on the proprietary rights of third parties.  At the present time, we are also dependent on Cree’s technology for the production of SiC crystals.

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

Growing gem-grade raw SiC crystals - SiC crystal growth suitable for gem-grade usage at commercial quantities is proprietary both in design and in operational methodology. Cree has grown the majority of our SiC crystals in accordance with the terms of the Cree Exclusive Supply Agreement and New Supply Agreement. We routinely evaluate the yield and quality of saleable moissanite jewels from SiC crystals. The yield of saleable jewels from each crystal is one of the most significant factors affecting the volume and cost of moissanite jewels available for sale. Yield is dependent on the quality of the crystals, and variations in crystal quality can adversely affect our gross margin percentage.

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

Polishing jewels - Each preform is hand-faceted and polished by our independent third-party gem-cutters based on master designs with multiple quality control measures built into the process. Gem-cutter training is a regimented program involving several months of progressive hands-on bench training.  As we expand the assortment of Forever One™, we have begun the process to certify additional cutters to ensure sufficient scalability of our production capabilities to meet anticipated demand for this new finished jewel.

Inspecting, sorting, and grading - Similar to other gemstones, each faceted moissanite jewel greater than 2.5 millimeters in size is individually graded against established master standards using our specially trained personnel. Additionally, as part of our overall quality assurance program, a representative sample from each batch of jewels is submitted to an image analyzer to ensure critical angles and other attributes designed to maximize moissanite’s optical properties are consistently maintained. This phase of manufacturing is relatively labor-intensive and requires skills not readily available in the general work force. In the future, we may elect to outsource certain portions of this stage of the manufacturing process to independent third parties that we will require to adhere to our rigorous quality control and monitoring standards.

Finished jewelry

Our line of finished jewelry featuring moissanite is developed by a team of industry experts integrating our moissanite jewels into many forms of jewelry, generally made of 14 karat gold, but also certain alternative metals such as sterling silver and palladium, either designed or purchased by us utilizing a core group of suppliers, manufacturers, and finishers.  In addition to our Limited Lifetime Warranty offered on our moissanite jewels, we provide a twelve-month Limited Warranty on all finished jewelry featuring moissanite.

Our prior line of fashion finished jewelry, comprised of base metals and non-precious gemstones for sale through Lulu Avenue®, was either designed exclusively for us and manufactured to our specifications or purchased from a core group of suppliers and manufacturers.  We do not anticipate further purchases of fashion finished jewelry after the divestiture of our direct-to-consumer home party business on March 4, 2016.

All procured finished jewelry components are sourced from our approved suppliers, and each finished jewelry item is jobbed and/or tracked by stock keeping unit, or SKU, utilizing our enterprise resource planning system. The components of moissanite finished jewelry comprised in each job are then manufactured into finished jewelry by assemblers either in the U.S. or internationally in China, India, Mexico, or Thailand.  We are continuously working with our existing manufacturing partners, as well as identifying new manufacturing partners, to expand our assortments.

All finished jewelry produced by us undergoes a multi-point inspection process. A representative sampling of manufactured finished jewelry items undergoes stone and metals testing to ensure that the items for sale are of the quality that we strive to maintain.  Also, in line with our goal of providing socially and ethically-sourced products, we require suppliers of our gold to certify that the gold is coming from conflict free sources.  If required by government ordinance or requested by a customer, we facilitate the inspection of our finished jewelry by internationally recognized testing facilities to comply with legal requirements and to ensure consumer confidence.

Marketing and Distribution

Marketing

Millennials and Social Media

•	Millennials – This important age group is socially and ethically wired. They proactively seek out goods and services that align with their core principles and become devoted and vocal advocates of brands that embody ‘green’ practices. Our socially responsible and ethically-sourced product aligns directly with the principles and purchasing requirements of the millennial and our quality and price point offer unprecedented value to the cost-conscious millennial. Throughout 2016, Charles & Colvard plans to proactively engage this target market through a multi-channel strategy.

•	Social Media - To reinforce and support our position as the premier source of moissanite, our marketing team is working on several social media initiatives that target current and future moissanite consumers and support the promotion and sale of Charles & Colvard Created Moissanite™. Our campaigns are focused on driving a consistent message emphasizing the ethical origins of our jewels, their everlasting beauty, and overall value. We are using various forms of digital and social media outreach to accomplish greater awareness of the value proposition we offer.

Wholesale Distribution Segment

•	Marketing to the trade - In 2015, we continued to target the trade with print advertisements featuring our Forever Brilliant® moissanite jewel and finished jewelry featuring the Forever Brilliant® jewel in leading trade publications, tagging key distributors to support sales growth. Our September 2015 launch of Forever OneTM was a controlled event, and little advertising or promotion accompanied the release. We anticipate delivering meaningful promotion of Forever OneTM in 2016 as we expand this product line (more shapes and sizes) via a series of scheduled product releases.

•	Industry associations - We maintain relationships with major jewelry industry organizations and jewelry trade publications as an opportunity to communicate with our peers on a consistent basis through media coverage, trade shows, action committees, and charitable events, among others.

•	Trade shows - Our attendance at leading jewelry trade shows as a sponsor, an exhibitor, or a participant has helped us extend our outreach to customers. In 2015, we attended major domestic and international jewelry industry trade shows, including JCK in Las Vegas and the Hong Kong Gem and Jewellery Fair, and we intend to continue investing in these important industry events in 2016.

•	Cooperative advertising - Some of our loose moissanite jewel wholesale customers participate in our cooperative advertising program, which reimburses, via a credit towards future purchases, a portion of their marketing costs based on the amount of their purchases from us, subject to the customer adhering to our branding guidelines and other conditions. We plan to de-emphasize broad-based cooperative advertising, but we will consider strategic opportunities to utilize this form of advertising.

Direct-to-Consumer E-commerce Segment

•	Consumer education - Because education of the consumer is so important to sell-through of moissanite products, we continue to enhance our corporate website www.charlesandcolvard.com to include extensive educational information about moissanite, in addition to general background information about our company. Our direct-to-consumer e-commerce site, Moissanite.com, also features much of the same educational content that allows a consumer to learn more about moissanite prior to purchase. We expect to launch additional improvements and enhancements to our web presence in 2016.

•	Consumer advertising - We are supporting our initiative to increase consumer awareness of moissanite and our finished jewelry primarily with various forms of electronic communication, including targeted email and via social media outlets.

•	New e-commerce outlets – We are firm believers in the importance of e-commerce to our growth strategy and are anticipating an expanded e-commerce footprint in 2016 across third-party marketplaces, comparison shopping engines, affiliate networks, digital marketing platforms, social commerce engines, and more.

Direct-to-Consumer Home Parties Segment

Previously, we marketed our finished fashion and moissanite jewelry offered by Lulu Avenue® through paid search advertising and various forms of electronic communication including social media campaigns.  We also offered classes to our independent sales representatives, which we refer to as Style Advisors, to help promote consumer education.  Due to our divestiture of this distribution channel, we do not anticipate further marketing of the direct-to-consumer home parties segment.

Distribution

Wholesale Distribution Segment

We generally have contracts and agreements with our domestic and international distributor, manufacturer, and retailer wholesale customers with some variations in terms and duration.

•	Domestic - Finished jewelry featuring moissanite is sold through our wholesale distribution segment to consumers through a broad range of channels, including single- and multiple-location independent jewelry stores, jewelry store chains, online retailers, television shopping networks, department stores, and catalogs. We sell our loose moissanite jewels to wholesale distributors and finished jewelry manufacturers, which in turn set them in mountings and sell them to retailers, sell them through their own e-commerce sites, or resell the loose jewels at a markup. We also mount our loose jewels into our own jewelry, which we currently sell at wholesale to home shopping networks, various e-commerce websites, and select retailers. In addition, we have allowed loose moissanite jewel and finished jewelry inventory to be placed in stores on a consignment basis. We continue to evaluate our channel strategy for domestic wholesale distribution, which may result in a change to our historical distribution methods and partners.

•	International - Our international wholesale distribution currently comprises primarily loose moissanite jewels that are sold to international distributors for resale to jewelry manufacturers and retailers in their local markets. We currently have over 20 international wholesale distributors for loose moissanite jewels covering portions of Western Europe, Australia, India, Southeast Asia, and the Middle East. We have continued to invest in certain international markets that we believe have the most potential with respect to acceptance and sales of the moissanite jewel, including Australia, China, India, Italy, and the United Kingdom. Export sales aggregated approximately $3.47 million, or 11% of total consolidated net sales, and $3.54 million, or 14% of total consolidated net sales, in 2015 and 2014, respectively. It should be noted that a portion of our international sales consists of finished jewels sold internationally that may be re-imported to U.S. retailers.

Direct-to-Consumer E-commerce Distribution Segment

We sell our loose moissanite jewels and finished jewelry featuring moissanite at retail through our direct-to-consumer Moissanite.com e-commerce website at www.moissanite.com.  We maintain on-hand stock for such basic designs as stud earrings, solitaire and three-stone rings, pendants, and bracelets and fulfill orders from our main facility.  Other finished jewelry styles offered for sale on the website are made-to-order by several of our key distributors who also assist in providing fulfillment of these products directly to the end consumer.  We anticipate a continued focus and investment on site enhancement and responsiveness in order to provide our customers with a seamless shopping experience, whether the customer is shopping online from a desktop or mobile device.  We believe these enhancements will drive improved customer traffic and conversion.

Currently, all of our direct-to-consumer e-commerce segment distribution is domestic.  Sales made to international shipping addresses through our Moissanite.com e-commerce website are shipped to a domestic third-party intermediary that assumes all risks and liabilities for the international transaction.

Direct-to-Consumer Home Parties Distribution Segment

Prior to the divestiture of the assets of this distribution channel, our finished fashion and moissanite jewelry offered by Lulu Avenue® was sold to consumers online at www.luluavenue.com; and in convenient, comfortable venues by our Style Advisors, using sample pieces contained in a sales kit purchased by the Style Advisor as part of the enrollment process.  The Style Advisors supplemented the sample pieces with additional styles displayed in seasonal catalogs and online at www.luluavenue.com.  Orders were entered by the Style Advisor into a back office system, and the products were fulfilled by a third-party logistics company that shipped the products to the Style Advisor or end consumer.   All of our direct-to-consumer home party segment distribution was domestic.

Seasonality

Sales in the retail jewelry industry are typically seasonal due to increased consumer purchases during the Christmas and holiday season.  Because historically we have primarily sold our loose moissanite jewels and finished jewelry featuring moissanite at wholesale to distributors, manufacturers, and retailers, our sales to support the holiday season largely have taken place during the third and beginning of the fourth calendar quarters, depending on the sales channel and the level of advance planning and production our customers undertook; however, the effect of seasonality on our business is also impacted by the timing of orders we receive to support new or expanded distribution and the level of current inventory position held by our customers.  In the years ended December 31, 2015 and 2014, we experienced a higher degree of seasonality in the fourth quarter than we have experienced in prior years primarily as a result of Christmas and holiday season sales to end consumers through our direct-to-consumer e-commerce website, Moissanite.com, and in the fourth quarter of 2014 as a result of increased sales through televised home shopping networks within our wholesale distribution segment.  In future periods, as sales of our finished jewelry increase to retailers and directly to consumers, both in dollars and as a percentage of total sales, we anticipate a seasonality trend more typical with the retail jewelry industry, and these factors may significantly affect our results of operations in a given quarter.

Working Capital Practices

Our primary source of working capital is cash on hand and cash generated by operations.  Because we have a quarterly minimum purchase commitment under the New Supply Agreement, we may be required to purchase SiC materials in excess of our immediate needs from time to time, which may result in inventories that are higher than we might otherwise maintain.

Our standard wholesale customer payment terms on trade receivables are generally between 30 and 90 days, though we may offer extended terms with specific customers and on significant orders from time to time.  We extend credit to our customers based upon a number of factors, including an evaluation of the customer’s financial condition and credit history that is verified through trade association reference services, the customer’s payment history with us, the customer’s reputation in the trade, and/or an evaluation of the customer’s opportunity to introduce our moissanite jewels or finished jewelry featuring moissanite to new or expanded markets.

Our return policy allows for the return of jewels and finished jewelry for credit generally within 30 days of shipment and must be returned for a valid reason, such as quality problems or an error in shipment, with the exception of our direct-to-consumer sales channels in which a customer can return their purchases for any reason.  We have established an allowance for returns based on our historical return rate, which takes into account any contractual return privileges granted to our customers.  Periodically, we ship loose jewel and jewelry finished goods to wholesale customers on consignment terms.  Under these terms, the customer assumes the risk of loss and has an absolute right of return for a specified period.

Competition

Our competitive success is reliant upon, in part, the following:

•	our ability to understand the consumer market segment and effectively market to them a compelling value proposition that leads to converted customers;

•	our continued success in developing and promoting brands for our moissanite jewel and finished jewelry featuring moissanite, resulting in increased interest and demand for moissanite jewelry at the consumer level;

•	the continued willingness and ability of our jewelry distributors and other jewelry suppliers, manufacturers, and designers to market and promote Charles & Colvard Created Moissanite® to the retail jewelry trade;

•	the continued willingness of distributors, retailers, and others in the channel of distribution to purchase loose Charles & Colvard Created Moissanite®, and the continued willingness of manufacturers, designers, and retail jewelers to undertake setting of the loose jewels;

•	our continued ability and the ability of manufacturers, designers, and retail jewelers to select jewelry settings that encourage consumer acceptance of and demand for our moissanite jewels and finished jewelry;

•	our continued ability and the ability of jewelry manufacturers and retail jewelers to set loose moissanite jewels in finished jewelry with high-quality workmanship;

•	our continued ability and the ability of retail jewelers to effectively market and sell finished jewelry featuring moissanite, including finished jewelry to consumers; and

•	our ability to operationally execute our direct-to-consumer e-commerce business.

Moissanite jewels

Gemstone materials can be grouped into three types:

•	natural gemstone, which is found in nature;

•	synthetic gemstone, which has the same chemical composition and essentially the same physical and optical characteristics of natural gemstone but is created in a lab; and

•	simulated or substitute material, which is similar in appearance to natural gemstone but does not have the same chemical composition, physical properties, or optical characteristics.

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

We market our unique jewel as a socially-conscious and ethically-sourced, affordable, luxurious alternative to diamond at price points that make our jewel more attainable by many consumers.  The diamond industry enjoys higher consumer desirability and acceptance, which has been iconicized by the “Diamonds are Forever” marketing campaign.  Historical efforts to differentiate moissanite from diamond as a unique jewel by virtue of its distinctive composition and its superior optical characteristics remain a challenge, as moissanite resembles diamond in the eyes of consumers.  Therefore, we shifted our marketing strategy of moissanite to be a high-quality alternative to diamond beginning in 2009, and have begun a campaign to highlight the social and ethical differences between diamond and moissanite to educate our target market.

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

We may also face competition from treated and synthetic diamonds.  Treated diamonds, which are natural diamonds with imperfections or flaws that have been altered in some manner to enhance their appearance, have been available in the jewelry industry for the past several decades and are generally less expensive than diamonds of similar size, cut, and color that have not been altered.  Synthetic diamonds are also available in the marketplace and are produced for jewelry applications available to consumers. We have seen a recent emergence of new manufacturers of lab-grown diamonds that offer a product directly competitive with natural diamond; however they are priced just below that of natural diamond, and therefore compete with Charles & Colvard Created Moissanite® at a much higher price point.  Although we believe that colorless gemstone-quality synthetic and treated diamonds presently cannot be produced at prices competitive with those currently offered for our moissanite jewels, there can be no assurance that such competitive prices cannot be achieved in the future by the producers of either or both synthetic and treated diamonds. The primary producers of synthetic diamonds used for industrial applications are DeBeers, Sumitomo, and GE. There are also a number of Russian producers of synthetic diamonds for industrial uses. In addition, companies such as Chatham, Diamond Foundry and Apollo Diamonds are synthesizing diamonds in limited quantities, limited carat sizes, and in limited ranges of color. Synthetic diamond films can be grown at commercially viable prices in thicknesses that can be applied to various surfaces such as other synthetic materials.

Although we believe that our moissanite jewel has a proprietary position, we could face competition from other companies that develop competing SiC technologies.  Some of these technologies could be developed by producers of SiC used for other industrial applications. Manufacturers of industrial SiC products include The Carborundum Corporation (currently for abrasive uses); and Cree, Siemens AG, Norstel, Bridgestone, ABB, Dow Chemical, SiC Crystal AG, and Northrop Grumman Corporation (currently for semiconductor uses).  We believe that Cree is currently the only supplier of SiC crystals in colors, sizes, and volumes that are suitable for gemstone applications.  It is possible, however, that these or other producers of SiC could develop SiC crystals suitable for gemstone applications and produce moissanite jewels until we could obtain judicial enforcement of our patent rights that remain internationally.  It is also possible that such competition could emerge in geographic territories where we might not have adequate patent protection, such as within the U.S.

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

Finished jewelry

The global fine jewelry market competition is fierce.  Such well-known jewelry designers and manufacturers as David Yurman, Tacori, Harry Winston, Tiffany & Co., and Pandora, among others, have a variety of jewelry collections featuring diamond and other precious and semi-precious gemstones, and enjoy strong brand recognition and a loyal consumer following.  These companies also have greater financial resources than we do to develop and market their products.

We intend to expand our market share and compete with these well-known brands primarily on the basis of the combination of quality, design, and value, as moissanite is the highest quality, affordable alternative available to more expensive gemstones such as diamond.  We believe that focusing on the clear advantages in its retail price points, especially in the one-carat and larger sizes, will provide a key point of differentiation and value proposition to the end consumer who may not have had the opportunity previously to purchase fine jewelry due to limitations in discretionary spending income.

In addition, we believe that the Charles & Colvard Created Moissanite® brand, in addition to other brands for both the moissanite jewel, including Forever Brilliant® and Forever OneTM, and moissanite finished jewelry that we are developing pursuant to our marketing programs, may create a long-term competitive advantage for our products as we build brand recognition.  We endeavor to partner with recognized designers and jewelry companies, in addition to our own proprietary brands of finished jewelry.  While our finished jewelry business is still developing, our goal is to build multiple strong brands sought after by the end consumer.  We propose to focus our marketing efforts on emphasizing our attractive designs, coupled with moissanite’s exceptional brilliance, fire, durability, and rarity, to establish moissanite as a primary consumer choice in fine jewelry.

Our design, manufacture, and marketing of finished jewelry featuring moissanite under exclusive brands for sale at wholesale to distributors and retailers and at retail to end consumers through our Moissanite.com e-commerce sales channel may result in some of our current wholesale customers perceiving us as a competitor, despite our efforts to use primarily non-conflicting sales channels.  As we continue to develop our finished jewelry business, we intend to increase distribution through new and existing channels similarly to how many other companies have executed cross-channel marketing and distribution strategies.  Due to the size of the finished jewelry market, we believe that such sales channels can co-exist, with the overall end result being increased consumer and brand awareness of moissanite products and a corresponding increased demand for not only our products, but those of our distributor and manufacturer customers as well.

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

Research and Development

We invested approximately $18,000 in research and development during both years ended December 31, 2015 and 2014 primarily for the study of product enhancement and manufacturing process efficiencies.

Employees

As of March 8, 2016, we had a total of 82 employees, 75 of which were full-time and seven were part-time. None of our employees are represented by a labor union. We believe that our employee relations are good.

Directors and Executive Officers of Charles & Colvard, Ltd.

The members of our current Board of Directors are the following:

Neal Goldman Executive Chairman of the Board; President of Goldman Capital Management, Inc., an investment advisory firm.

Anne M. Butler
Chief Executive Officer of Butler Advisors, a consulting firm specializing in strategic and operational advising to private equity, venture capital, and institutional investors on direct selling acquisitions and management.

George R. Cattermole
Retired former Chairman of the Board, President and Chief Executive Officer of Outlast Technologies Inc, a technology company that provides “phase change materials” to the fiber, textile, bedding, and apparel markets worldwide.

Jaqui Lividini Chief Executive Officer and Founding Partner of Lividini & Co., a brand strategy company that specializes in retail strategy, brand development, and engagement marketing.

Suzanne Miglucci President and Chief Executive Officer of Charles & Colvard, Ltd.

Ollin B. Sykes President of Sykes & Company, P.A., a regional accounting firm specializing in accounting, tax, and financial advisory services.

Our current executive officers are the following:

Suzanne Miglucci President and Chief Executive Officer

Kyle Macemore Senior Vice President, Chief Financial Officer and Treasurer

Steven M. Larkin Chief Revenue Officer

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

Our future financial performance depends upon increased consumer acceptance, growth of sales of our products, and operational execution of our strategic initiatives. We believe that most consumers are not generally aware of the existence and attributes of moissanite jewels and that the consumer market for moissanite jewels and finished jewelry featuring moissanite remains in the early stages of development. Total moissanite jewelry retail sales have historically been less than 1% of the total jewelry market. The degree of future market acceptance and demand is subject to a significant amount of uncertainty. Our future financial performance will depend, in part, upon greater consumer acceptance of moissanite jewels as an ethically-sourced, affordable, luxurious alternative to other gemstones, such as diamond; and our ability to develop brands and execute strategic initiatives, in particular, our direct-to-consumer e-commerce business, to grow our sales and operating income. As we execute our strategy to build and reinvest in our businesses, significant expenses and investment of cash will be required ahead of the revenue streams we expect in the future, and this may adversely affect our operating income. If we are unable to execute and achieve desired revenue levels, we may adjust our strategic initiatives in response to the results of our investments.

In addition, consumer acceptance may be affected by retail jewelers’ and jewelry manufacturers’ acceptance of moissanite jewels and finished jewelry featuring moissanite. The quality, design, and workmanship of the jewelry settings, whether manufactured by us or other manufacturers, could affect both consumers’ perception and acceptance of our jewels and costs incurred by returns and markdowns.

Thus, our future financial performance may be affected by:

•	our ability to understand the consumer market segment and effectively market to them a compelling value proposition that leads to converted customers;

•	our continued success in developing and promoting brands for our moissanite jewel and finished jewelry featuring moissanite, resulting in increased interest and demand for moissanite jewelry at the consumer level;

•	the continued willingness and ability of our jewelry distributors and other jewelry suppliers, manufacturers, and designers to market and promote Charles & Colvard Created Moissanite® to the retail jewelry trade;

•	the continued willingness of distributors, retailers, and others in the channel of distribution to purchase loose Charles & Colvard Created Moissanite®, and the continued willingness of manufacturers, designers, and retail jewelers to undertake setting of the loose jewels;

•	our continued ability and the ability of manufacturers, designers, and retail jewelers to select jewelry settings that encourage consumer acceptance of and demand for our moissanite jewels and finished jewelry;

•	our continued ability and the ability of jewelry manufacturers and retail jewelers to set loose moissanite jewels in finished jewelry with high-quality workmanship;

•	our continued ability and the ability of retail jewelers to effectively market and sell finished jewelry featuring moissanite to consumers; and

•	our ability to operationally execute our direct-to-consumer e-commerce business.

We are currently substantially dependent on a limited number of distributors, jewelry manufacturers, and retailers for the sale of our products. The majority of the moissanite jewels and finished jewelry featuring moissanite that we sell are distributed through a limited number of distributors, manufacturers, and retailers and, therefore, we are substantially dependent upon these companies for distribution of our products. During 2015, our three largest customers, two of which are loose jewel and finished jewelry distributors and one of which is a television shopping network which carries loose jewel and finished jewelry, collectively accounted for 34% of net sales. As we continue to build our finished jewelry business, we anticipate in the near term that the majority of the moissanite jewels and finished jewelry featuring moissanite that we sell will continue to be to a limited number of manufacturers, distributors, and retailers.

The execution of our business plans could significantly impact our liquidity.  The execution of our business plans to expand our direct-to-consumer distribution channels and to create required inventory of our Forever Brilliant® and Forever OneTM  jewels requires significant investments, which may reduce our cash position.  Should we fail to execute on our business plans, we could see delays in the return of cash from our investments, resulting in a liquidity shortfall.  Under the $10,000,000 asset-based revolving credit facility, or the Credit Facility, that we obtained from Wells Fargo, National Association, or Wells Fargo, on June 25, 2014, failure to conduct our business as conducted on the date we obtained the Credit Facility, failure to make required payments to third parties, or failure to comply with the other covenants and defaults contained in the Credit Facility, including a covenant to maintain at least $1,000,000 in excess availability (as defined under the Credit Facility), could restrict our ability to draw on the Credit Facility.  If we are not able to take advances against the Credit Facility, our cash and cash equivalents and other working capital may be insufficient to meet our working capital and capital expenditure needs.

Our business and our results of operations could be materially adversely affected as a result of our inability to fulfill orders on a timely basis. As sales of our loose moissanite jewels increase, including our Forever Brilliant® and Forever OneTM jewels, certain shapes and sizes may be at risk for depletion. In addition, finished jewelry has a large variety of styles of which we maintain on-hand stock for such basic designs as stud earrings, solitaire and three-stone rings, pendants, and bracelets; and make-to-order under strict deadlines for certain wholesale and direct-to-consumer e-commerce customers. We must adequately forecast demand and operate within the lead times of third parties that facet and/or enhance the jewels and manufacture the finished jewelry setting to ensure adequate on-hand quantities and/or the shipment of customer orders in a timely manner. The inability to fulfill orders on a timely basis and within promised customer deadlines could result in a cancellation of the orders and loss of customer goodwill that could materially and adversely affect our business, results of operations, and financial condition.

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

In addition, we rely on our patent rights and other intellectual property rights to maintain our competitive position. Our current U.S. product and method patents for moissanite jewels expired in 2015 and most of our patents in foreign jurisdictions will expire in 2016. As a result, we anticipate new providers of moissanite will enter the market. However, because the process of creating high-quality moissanite is challenging, we believe it will take emerging providers significant time and investment to bring meaningful and competitive products to market. We anticipate these new providers gradually evolving from lower quality moissanite, and do not anticipate competition in the near-colorless (Forever Brilliant®) or colorless (Forever One™) range for some time to come.  If, however, we are unable to successfully build strong brands for our moissanite jewel and finished jewelry featuring moissanite or competition grows faster than expected, we may not have commercially meaningful protection for our products or a commercial advantage against our competitors or their competitive products or processes, which may have a material adverse effect on our business, results of operations, and financial condition.

Our President and Chief Executive Officer transition involves significant risks, and our ability to successfully manage this transition and other organizational change could impact our business.  H. Marvin Beasley was appointed as our President and Chief Executive Officer on March 17, 2015 and resigned on November 11, 2015, effective December 1, 2015.  On November 11, 2015, our Board of Directors appointed Suzanne Miglucci as our President and Chief Executive Officer, effective December 1, 2015.  She is in the process of assessing our business and working with senior management to refine our strategy and operations.  Leadership transitions can be inherently difficult to manage and may cause uncertainty and decreased productivity among our employees and increase the likelihood of turnover, which could result in significant disruptions to our operations.  We could also be adversely affected if we fail to adequately plan for the succession of members of our senior management team should we have additional departures.  The presence of a new President and Chief Executive Officer may also impact our relationships with customers and vendors, resulting in loss of business and loss of vendor relationships.  The uncertainty inherent in our management transition could also lead to concerns from current and potential third parties with whom we do business, any of which could damage our business prospects.  Finally, we continue to execute a number of significant business initiatives. Successfully managing these initiatives, including retention of key employees, is critical to our business success.

Our failure to maintain compliance with NASDAQ’s continued listing requirements could result in the delisting of our common stock.  Our common stock is currently listed on The NASDAQ Global Select Market. In order to maintain this listing, we must satisfy minimum financial and other requirements.  On March 7, 2016, we received a notification letter from NASDAQ’s Listing Qualifications Department indicating that we are not in compliance with NASDAQ Listing Rule 5450(a)(1), because the minimum bid price of our common stock on the NASDAQ Global Select Market has closed below $1.00 per share for 30 consecutive business days.  In accordance with NASDAQ Listing Rule 5810(c)(3)(A), we have 180 calendar days, or until September 6, 2016, to regain compliance with the minimum $1.00 bid price per share requirement.  To regain compliance, any time before September 6, 2016, the bid price of our common stock must close at $1.00 per share or more for a minimum of 10 consecutive business days.  If we do not regain compliance during this cure period, we expect that NASDAQ will provide written notification to us that our common stock will be delisted. At that time, we may appeal NASDAQ’s delisting determination to a NASDAQ hearing panel. Alternatively, we may be eligible to transfer to The NASDAQ Capital Market in order to receive an additional 180-day grace period if we satisfy all of the requirements, other than the minimum bid price requirement, for listing on The NASDAQ Capital Market.

While we intend to engage in efforts to regain compliance, and thus maintain our listing, there can be no assurance that we will be able to regain compliance during the applicable time periods set forth above. If we fail to continue to meet all applicable NASDAQ Global Select Market requirements in the future and NASDAQ determines to delist our common stock, the delisting could substantially decrease trading in our common stock and adversely affect the market liquidity of our common stock; adversely affect our ability to obtain financing on acceptable terms, if at all; and may result in the potential loss of confidence by investors, suppliers, customers, and employees and fewer business development opportunities. Additionally, the market price of our common stock may decline further and shareholders may lose some or all of their investment.

Our current wholesale customers may potentially perceive us as a competitor in the finished jewelry business. As described above, we are currently substantially dependent on a limited number of customers, including distributors and jewelry manufacturers, for the sale of our products. Our design, manufacture, and marketing of finished jewelry featuring moissanite under exclusive brands for sale to distributors and retailers may result in some of these current customers perceiving us as a competitor, despite our efforts to use primarily non-conflicting sales channels. In response, these customers may choose to reduce their orders for our products. This reduction in orders could occur faster than our sales growth in this business, which could materially and adversely affect our business, results of operations, and financial condition.

We may experience quality control challenges from time to time that can result in lost revenue and harm to our brands and reputation.  Part of our strategy for success is to establish Charles & Colvard with reputable, high-quality, and sophisticated brands.  The achievement of this goal depends in large part on our ability to provide customers with high-quality moissanite and finished jewelry featuring moissanite. Although we take measures to ensure that we sell only the best quality products, we may face quality control challenges, which could impact our competitive advantage.  There can be no assurance we will be able to detect and resolve all quality control issues prior to shipment of products to our distributors, manufacturers, retailers, and end consumers.  Failure to do so could result in lost revenue, lost customers, significant warranty and other expenses, and harm to our reputation.

Our business and our results of operations could be materially adversely affected as a result of general economic and market conditions. Our business, including our sales volumes and overall profitability, could be adversely impacted by disruptions in global financial markets, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increased unemployment rates, and uncertainty about economic stability.  We are unable to predict the likely duration and severity of the effects of these disruptions in the financial markets and the adverse global economic conditions, and if economic conditions deteriorate, our business and results of operations could be materially and adversely affected.  The consequences of such adverse effects could include interruptions or delays in our suppliers’ performance of our contracts, reductions and delays in customer purchases, delays in or the inability of customers to obtain financing to purchase our products, and bankruptcy of customers and/or suppliers.

Luxury products, such as fine jewelry, are discretionary purchases for consumers. Recessionary economic cycles, higher interest rates, higher fuel and energy costs, inflation, levels of unemployment, conditions in the residential real estate and mortgage markets, access to credit, consumer debt levels, unsettled financial markets, and other economic factors that may affect consumer spending or buying habits could materially and adversely affect demand for our products. In addition, volatility in the financial markets has had and may continue to have a negative impact on consumer spending patterns. A reduction in consumer spending or disposable income may affect us more significantly than companies in other industries and could have a material adverse effect on our business, results of operations, and financial condition.

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

Additionally, while all of our foreign transactions are denominated in U.S. dollars, foreign currency fluctuations could impact demand for our products or the ability of our foreign suppliers to continue to perform. Further, some of our foreign distributors operate relatively small businesses and may not have the financial stability to assure their continuing presence in their markets. There can be no assurance that the foregoing factors will not adversely affect our operations in the future or require us to modify our anticipated business practices.

Sales of moissanite jewelry could be dependent upon the pricing of precious metals, which is beyond our control. Any increases in the market price of precious metals (primarily gold) could affect the pricing and sales of jewelry incorporating moissanite jewels, including jewelry manufactured by us. The majority of price increases in precious metals are passed on to the end consumer in the form of higher prices for finished jewelry. These higher prices could have a negative impact on the sell-through of moissanite jewelry at the retail level. From the beginning of 2006 through 2015, the price of gold has increased significantly (approximately 100%), resulting in higher retail price points for gold jewelry. This has had a negative impact on both sales of moissanite jewelry and the jewelry industry as a whole.

Seasonality of our business may adversely affect our net sales and operating income. Sales in the retail jewelry industry are typically seasonal due to increased consumer purchases during the Christmas and holiday season. Because historically we have primarily sold our loose jewels and finished jewelry featuring moissanite at wholesale to distributors, manufacturers, and retailers, our sales to support the holiday season largely have taken place during the third and beginning of the fourth calendar quarters, depending on the sales channel and the level of advance planning and production our customers undertook. As sales of our finished jewelry featuring moissanite to retailers and directly to consumers increase, both in dollars and as a percentage of total sales, our fourth quarter results may depend upon the general level of retail sales during the Christmas and holiday season as well as general economic conditions and other factors beyond our control. In anticipation of increased sales activities during the fourth quarter, we may incur significant additional expenses, including higher inventory of finished jewelry in the second half of the year. In 2015 and 2014, we experienced a higher degree of seasonality in the fourth quarter than we have experienced in prior years primarily as a result of Christmas and holiday season sales to end consumers through our direct-to-consumers e-commerce website, Moissanite.com, and in the fourth quarter of 2014 as a result of increased sales through televised shopping networks within our wholesale distribution segment. Our quarterly results of operations may continue to fluctuate as a result of a number of factors, including seasonal cycles, the timing of new product introductions, the timing of orders by our customers, and the mix of product sales demand, and these factors may significantly affect our results of operations in a given quarter.

We may not be able to adequately protect our intellectual property, which could harm the value of our products and brands and adversely affect our business. We rely primarily on patent, copyright, trademark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. We had U.S. product and method patents for moissanite jewels, which expired in August 2015, under which we believed that we had broad, exclusive rights to manufacture, use, and sell moissanite jewels in the U.S. We continue to have these same patents in a number of foreign jurisdictions, most of which expire in 2016. We believe that the foreign patents create substantial technological barriers to our potential foreign competitors. However, our U.S. patent expirations could enable competitors and other businesses to duplicate and market a similar product and enter the U.S. marketplace. Without U.S. patent protection, we must rely primarily on our branding strategy and the New Supply Agreement with Cree under which Cree supplies SiC crystals exclusively to us, as well as confidentiality procedures, to protect our proprietary rights in the U.S., which may or may not be sufficient. In addition, at the present time, we are dependent on Cree’s technology for the production of SiC crystals. There can be no assurance that any patents issued to or licensed by or to us will provide any significant commercial protection, that we will have sufficient resources to protect our respective patents and proprietary rights, that any additional patents will be issued in the future, or that any existing or future patents will be upheld by a court should we seek to enforce our rights against an infringer. At this point, we cannot reasonably estimate the impact these patent expirations will have on our future results of operations.

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

A failure of our information technology (IT) infrastructure or a failure to protect confidential information of our customers and our network against security breaches could adversely impact our business and operations. We rely upon the capacity, reliability, and security of our information technology infrastructure and our ability to expand and continually update this infrastructure in response to the changing needs of our business. For example, we implemented new IT systems and payment gateways that support our wholesale and Moissanite.com e-commerce businesses. As we implement and integrate new systems, or de-integrate systems, they may not perform as expected. We also face the challenge of supporting our older systems and implementing necessary upgrades. If we experience a problem with the functioning of an important IT system or a security breach of our IT systems, the resulting disruptions could have an adverse effect on our business.

In addition, we and certain of our third-party vendors receive and store personal information associated with our sales operations and other aspects of our business. In connection with our e-commerce business, we rely on encryption and authentication technology licensed from third parties to effect secure transmission of confidential information, including credit card numbers. Despite our implementation of security measures, our IT systems and e-commerce business are vulnerable to damages from computer viruses, natural disasters, unauthorized access, cyber attack, and other similar disruptions. An increasing number of websites and Internet companies have reported breaches of their security. Any such compromise of our security could damage our reputation, business, and brand and expose us to a risk of loss or litigation and possible liability, which could substantially harm our business and results of operations. In addition, anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations, damage our computers or those of our customers, or otherwise damage our reputation and business. These issues are likely to become more difficult as we expand the number of countries in which our e-commerce website operates. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches.

If the e-commerce opportunity changes dramatically or if e-commerce technology or providers change their models, our results of operations may be adversely affected.  As we adopt e-commerce as one of our primary selling channels, our business model becomes more reliant on third-party platforms to achieve success.  Should our products, product listings, or business not meet the requirements of certain third-party transactional channels such as marketplaces, comparison shopping engines, or social commerce sites, it may affect our ability to meet our revenue targets.  Additionally, Amazon, eBay or other desirable e-commerce platforms may decide to make significant changes to their respective business models, policies, systems, or plans, and those changes could impair or inhibit our ability to sell our products through those channels.  Further, a significant change in consumer online behavior or introduction of new or disruptive technology could adversely affect overall e-commerce trends and diminish the value of investments we have made in select online channels.  Any of these results could cause a significant reduction in our revenue and have a material adverse effect on our results of operations.

If we fail to evaluate, implement, and integrate strategic acquisition or disposition opportunities successfully, our business may suffer. From time to time we evaluate strategic opportunities available to us for product, technology, or business acquisitions or dispositions. If we choose to make acquisitions or dispositions, we face certain risks, such as failure of an acquired business to meet our performance expectations, failure to recognize cost savings from a disposition, diversion of management attention, retention of management and existing customers of our current and any acquired business, and difficulty in integrating or separating a business’s operations, personnel, and financial and operating systems. In connection with the divestiture of our direct-to-consumer home party business on March 4, 2016, we have agreed to provide certain services to Yanbal through July 31, 2016 in order to facilitate a smooth transition of the business.  We may experience difficulty or delays in separating the direct-to-consumer home party business from our other operations due to the ongoing services to be provided under the TSA.  We may not be able to successfully address these risks or any other problems that arise from future acquisitions or dispositions. Any failure to successfully evaluate strategic opportunities and address risks or other problems that arise related to any acquisition or disposition could adversely affect our business, results of operations, and financial condition.

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

We currently lease approximately 36,350 square feet of office, storage, and light manufacturing space in the Research Triangle Park area of North Carolina from an unaffiliated third-party that is used by all three of our operating and reportable segments.

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

Market for Registrant’s Common Equity

Our common stock is traded on the NASDAQ Global Select Market under the symbol “CTHR.” The following table presents, for the periods indicated, the high and low sales prices of our common stock, as reported by the NASDAQ Global Select Market. As of March 3, 2016 there were 255 shareholders of record of our common stock.

	High	Low
Year Ended December 31, 2014:
First Quarter	$5.06	$2.84
Second Quarter	$2.98	$1.87
Third Quarter	$2.50	$1.70
Fourth Quarter	$3.00	$1.16
Year Ended December 31, 2015:
First Quarter	$1.92	$1.11
Second Quarter	$1.68	$1.15
Third Quarter	$1.72	$1.14
Fourth Quarter	$1.45	$0.90

We did not pay any dividends on our common stock during 2015 or 2014. We will regularly review and consider the best policies and practices for our company, including the dividend policy. The payment of future dividends will be dependent on the facts and circumstances at the time of that review

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

Overview

We manufacture, market and distribute Charles & Colvard Created Moissanite® (which we refer to as moissanite or moissanite jewels) and finished jewelry featuring moissanite for sale in the worldwide jewelry market.  Moissanite, also known by its chemical name silicon carbide (SiC), is a rare mineral first discovered in a meteor crater. Because naturally occurring SiC crystals are too small for commercial use, larger crystals must be grown in a laboratory. Leveraging our advantage of being the original and leading worldwide source of created moissanite jewels, our strategy is to establish Charles & Colvard with reputable, high-quality, and sophisticated brands and to position moissanite as an ethically-sourced, affordable and luxurious alternative to other gemstones such as diamond. We believe this is possible due to moissanite’s exceptional brilliance, fire, durability, and rarity like no other jewel available on the market. We sell loose moissanite jewels and finished jewelry at wholesale to distributors, manufacturers, and retailers and at retail to end consumers through our wholly owned operating subsidiaries, Moissanite.com, LLC and Charles & Colvard Direct, LLC (until March 2016), and through third-party marketplaces.

In February 2016, we made the strategic decision to explore a potential divestiture of our direct-to-consumer home party business operated through our Charles & Colvard Direct, LLC (dba Lulu Avenue®) subsidiary.  After careful analysis of our core competencies, go-to-market strategies, and intent to advance toward profitability, the management team and Board of Directors determined a divestiture of this distribution channel to be in our and our shareholders’ best interests. On March 4, 2016, we and Charles & Colvard Direct, LLC entered into an asset purchase agreement with Yanbal, under which Yanbal purchased certain assets related to our direct-to-consumer home party business for $500,000 and assumed certain liabilities related to such assets. A more detailed description of this transaction is included in “Recent Developments” below.

For the years ended December 31, 2015 and 2014, we managed our business primarily through our three distribution channels that we used to sell our product lines, loose jewels and finished jewelry, which included Charles and Colvard Direct, LLC.  Accordingly, for the years ended December 31, 2015 and 2014, our reportable segments remained our wholesale distribution channel transacted through our parent entity, and our two direct-to-consumer distribution channels transacted through the wholly owned operating subsidiaries, Moissanite.com, LLC and Charles & Colvard Direct, LLC.

We sell our loose moissanite jewels at wholesale to some of the largest distributors and manufacturers in the world, which mount them into fine jewelry to be sold at retail outlets and via the Internet. We also sell loose moissanite jewels and finished jewelry featuring moissanite at wholesale to retailers, TV shopping networks, and designers to be sold to end consumers and directly to consumers through our e-commerce sales channel Moissanite.com and third-party marketplaces.  We believe our continued and expanding use of multiple sales channels to the jewelry trade and the end consumer with branded finished jewelry featuring moissanite creates a compelling consumer value proposition with the potential to drive increased demand.

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

Our wholesale finished jewelry business has expanded through select retailers and television shopping networks. We believe there is significant opportunity to further expand our wholesale finished jewelry business through e-commerce, television shopping, and other retailers.  In September 2015, we shipped Forever Brilliant® moissanite jewelry for a 50-store test with a nationwide U.S. retailer in time for the then upcoming holiday season.  In addition, in October 2015 we shipped an expanded assortment of moissanite jewelry to a regional U.S. retailer, with which we have had a limited assortment of moissanite jewelry over the prior twelve months.

We also believe our finished jewelry business allows us to have more control over the end product and enhance our relationships with consumers, as well as provide incremental sales and gross profit dollars due to the higher price points of finished jewelry featuring moissanite relative to loose jewels. To that end, we focused on the following critical aspects of our strategic plan during 2015:

•	Developing brand strategies - In the third quarter of 2015, we launched our latest created gemstone and first colorless moissanite, named Forever OneTM, through select domestic and international distribution partners and on our Moissanite.com e-commerce website, in limited shape and size assortments, priced at a premium to Forever Brilliant®.

With the introduction of Forever OneTM, we are redefining our loose jewel brands through a color and clarity grading scale similar to the conventional grading of diamonds.  With respect to color, Forever OneTM is colorless (D-E-F color), Forever Brilliant® is near-colorless (G-H-I color), and Forever ClassicTM is faint color (J-K color), with all subject to clarity standards we have defined.

We expect demand for our Forever Brilliant® loose jewel and finished jewelry featuring the Forever Brilliant® jewel to remain strong, both in our wholesale channel and on our Moissanite.com e-commerce website, and that Forever Brilliant® will continue to be an important brand for Charles & Colvard as we execute our new brand strategy.

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

•	Expanding our direct-to-consumer e-commerce business - Our direct-to-consumer e-commerce website, Moissanite.com, features an intuitive site design with robust functionality to enhance the customer experience and convert traffic into sales. We continue to expand the website’s jewelry collections and its loose moissanite jewel assortment by featuring a variety of colors and shapes, and we are investing resources in targeted advertising and marketing campaigns. During 2014 and 2015, we continued fine-tuning such marketing efforts to maximize return on investment, increasing product assortment, and building new site functionality designed to increase sales conversion rates. We believe our direct-to-consumer e-commerce sales channel will not only add to our top-line revenues in a significant manner, but will also play a key role in our campaign to increase overall consumer awareness of moissanite. We also envision e-commerce as a part of a broader effort to establish online connections with consumers that build our brands and our business with retail partners.

•	Developing our direct-to-consumer home party business – During 2015, we continued to invest in finance, sales, and customer service personnel to support our back office technology and supply chain efforts of Lulu Avenue®. These investments in our direct-to-consumer home party sales channel have played a role in our campaign to increase overall consumer awareness of moissanite and have provided us with sales growth since its launch. However, as we execute our strategy to build our core businesses around the wholesale distribution segment and our direct-to-consumer e-commerce business, we have decided in March 2016 to divest this business in order to put all of our potential future investments in our businesses that fit within our company-wide strategies to increase overall consumer awareness of moissanite and overall sales growth. On March 4, 2016, we divested our direct-to-consumer home party business pursuant to an asset purchase agreement with Yanbal, as further described below under the heading “Recent Developments.”

As we execute our strategy to build and reinvest in our businesses, significant expenses and investment of cash will be required ahead of the revenue streams we expect in the future, and this resulted in some unprofitable reporting periods in 2014 and 2015.  Despite this, we have maintained as one of our primary goals to generate positive cash flow to protect our cash position. We were successful in achieving this goal during 2014 and 2015 as we were able to reduce our inventories and aggressively collect on our trade accounts receivable balances. We will continue to monitor our cash burn rate and collection efforts as we grow the business.

Our total consolidated net sales for the year ended December 31, 2015 of $30.77 million were 20% greater than total consolidated net sales during the year ended December 31, 2014. Wholesale distribution segment net sales for the year ended December 31, 2015 of $20.27 million were 2% lower than wholesale distribution segment net sales during the year ended December 31, 2014. Direct-to-consumer e-commerce distribution segment net sales for the year ended December 31, 2015 of $5.43 million were 59% greater than direct-to-consumer e-commerce distribution segment net sales during the year ended December 31, 2014.  Direct-to consumer home party distribution segment net sales during the year ended December 31, 2015 of $5.07 million were 250% greater than direct-to consumer home party distribution segment net sales during the year ended December 31, 2014.

Loose jewel sales comprised 49% of our total consolidated net sales for the year ended December 31, 2015 and increased 17% to $15.11 million, compared with $12.93 million in the previous year. Finished jewelry sales comprised 51% of our total consolidated net sales and increased 23% to $15.65 million, compared with $12.71 million in the previous year. We expect these increases in sales by product mix to continue as we execute our strategy of developing new wholesale and direct-to-consumer sales channels and expanding our finished jewelry business.

Operating expenses increased by $3.09 million, or 19%, to $19.76 million for the year ended December 31, 2015, compared with $16.67 million in the previous year. Of this increase, sales and marketing expenses increased $2.51 million, or 25%, to $12.36 million, as a result of increased spending in personnel, as well as advertising, marketing, and branding initiatives incurred to position our company for future growth, especially with respect to the two direct-to-consumer distribution segments.  General and administrative expenses increased $595,000, or 9%, to $7.38 million primarily as a result of increased personnel expenses consisting of increased severance for departing executives, stock compensation expenses, and increased professional services for legal work primarily associated with personnel changes, which were offset in part by decreased bad debt expenses. As we grow our business, we intend to continue to closely manage our operating expenses by seeking the most cost effective and efficient solutions to our operating requirements. We recorded a net loss of $9.57 million, or $0.47 per diluted share, for the year ended December 31, 2015, compared to a net loss of $13.10 million in the previous year.  The decreased loss was primarily due to an increased gross profit margin on greater net sales, and lower income tax expense as a result of a $4.05 million tax expense in the previous year resulting from a valuation allowance on certain deferred tax assets based on our cumulative negative taxable income over the last three years and the uncertainty of sufficient future taxable income to utilize our deferred tax assets.  These improvements were offset in part by the increased operating expenses.  Our gross profit improved in the year ended December 31, 2015 primarily due to a greater sales mix of fashion finished jewelry, which offset, in part, an effort to move existing finished gemstones that will not be a focus of our future initiatives.

The execution of our strategy to grow our company, with the ultimate goal of increasing consumer awareness and clearly communicating the value proposition of moissanite, is challenging and not without risk. As such, there can be no assurance that future results for each reporting period will exceed past results in sales, operating cash flow, and/or net income due to the challenging business environment in which we operate and our investment in various initiatives to support our growth strategies. However, as we execute our growth strategy and messaging initiatives, we remain committed to our current priorities of generating positive cash flow and strengthening our financial position while both monetizing our existing inventory and manufacturing our Forever One™ and Forever Brilliant® loose jewels and finished jewelry featuring moissanite to meet sales demand. We believe the results of these efforts will propel our revenue growth and profitability and further enhance shareholder value in coming years, but we fully recognize the business and economic challenges that we face.

2015 Summary

The following is a summary of key financial results and certain non-financial results achieved for the year ended December 31, 2015:

•	Our total consolidated net sales increased by $5.13 million, or 20%, to $30.77 million in 2015 from $25.64 million in 2014. The increase in 2015 sales was primarily due to increased domestic sales due primarily to the ongoing execution of our growth strategies including our investments in our Forever Brilliant® and Forever OneTM moissanite jewel, the growth of our wholesale customers’ moissanite finished jewelry lines with styles that include both Forever Brilliant® and our other grades of loose jewels, and to a 59% and 250% increase in sales through our direct-to-consumer businesses, Moissanite.com and Lulu Avenue®, respectively, which collectively increased their net sales to $10.50 million.

•	Operating expenses increased by $3.09 million, or 19%, to $19.76 million in 2015 from $16.67 million in 2014 primarily as a result of personnel additions and cost of severance for departing executives, professional services, as well as advertising, marketing, and branding initiatives incurred to position our company for future growth, especially with respect to the two direct-to-consumer distribution segments. As we grow our business, we intend to continue to closely manage our operating expenses by seeking the most cost effective and efficient solutions to our operating requirements.

•	Net loss decreased by $3.53 million, to a loss of $9.57 million in 2015 from a net loss of $13.10 million in 2014. Net loss per share was $0.47 in 2015 compared to a net loss per share of $0.65 in 2014. Net loss for the year ended December 31, 2014 included a $4.05 million net income tax expense, which contributed a loss of $0.20 per diluted share, representing an increase of a valuation allowance on certain deferred tax assets based on our expectation of their future utilization.

•	We generated positive cash flows from operations of $1.57 million in 2015 compared to positive cash flows of $2.03 million in 2014. The primary drivers of positive cash flow were a decrease in inventory of $6.17 million, $2.98 million of net non-cash charges, a decrease in accounts receivable of $1.75 million, an increase in other accrued expenses and other liabilities primarily related to our long-term lease obligations of $167,000, and an increase in accounts payable of $177,000. These factors more than offset a net loss of $9.57 million and an increase in prepaid expenses and other assets of $105,000.

•	Cash and cash equivalents at December 31, 2015 were $5.27 million compared to $4.01 million at December 31, 2014. The primary reason for this increase is the $1.57 million of cash flow provided by operations.

•	Total inventory, including long-term and consignment inventory, was $32.33 million as of December 31, 2015, down from approximately $38.94 million at December 31, 2014. This decrease is primarily a result of specific efforts to sell slow-moving loose jewel inventory of less desirable quality at lower product margins; the effect of a finished jewelry melt of slow-moving and obsolete jewelry that we identified during the year, from which we recovered the cost of the metal and loose jewels that was less than the carrying cost of the finished jewelry; and, the sell-down of samples and previously returned goods at lower margins, but in excess of the recovery, through a finished jewelry melt. We believe we have an opportunity to continue to build our cash position as we sell down our on-hand loose moissanite jewel and finished jewelry inventory.

•	We continue to carry no long-term debt and believe we can fund our growth strategies for the foreseeable future from operating cash flows.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which we prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities. “Critical accounting policies and estimates” are defined as those most important to the financial statement presentation and that require the most difficult, subjective, or complex judgments. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Under different assumptions and/or conditions, actual results of operations may materially differ. The most significant estimates impacting our consolidated financial statements relate to valuation and classification of inventories, accounts receivable reserves, deferred tax assets, uncertain tax positions, cooperative advertising, and revenue recognition. We also have other policies that we consider key accounting policies, but these policies typically do not require us to make estimates or judgments that are difficult or subjective.

Inventories - Inventories are stated at the lower of cost or market on an average cost basis. Our finished goods inventory consists primarily of near-colorless moissanite jewels that meet rigorous grading criteria and are of cuts and sizes most commonly used in the jewelry industry. As of December 31, 2015, we carried only a limited amount of moissanite jewels in finished jewelry settings, and the carrying value of these jewels is included in the finished jewelry valuation described below. Our loose moissanite jewel inventories do not degrade in quality over time and are not subject to fashion trends. We have very small market penetration in the worldwide jewelry market and had the exclusive right in the U.S. through August 2015 and have the exclusive right in many other countries through mid-2016 to produce and sell created SiC for use in jewelry applications. During the year ended December 31, 2015, management identified an opportunity to sell approximately $2.28 million of slow-moving loose jewel inventory of less desirable quality.  As a result of this sale and feedback from customers on the value of some of these goods, we determined a lower of cost or market reserve of $352,000 was required on some of the remaining inventory of these lower quality goods.  In view of the foregoing factors, management has concluded that no excess or obsolete loose jewel inventory reserve requirements existed as of December 31, 2015 and 2014 on goods other than the lower quality goods noted previously.

Jewelry inventories consist primarily of finished goods, a portion of which we acquired as part of a January 2009 settlement agreement with a former manufacturer customer to reduce the outstanding receivable to us. Due to the lack of a plan to market this inventory at that time, a jewelry inventory reserve was established to reduce the majority of the acquired jewelry inventory value to scrap value, or the amount we would expect to obtain by melting the gold in the jewelry and returning to loose-jewel finished goods inventory those jewels that meet grading standards. To determine the amount of the jewelry reserve, we needed to estimate the amount of gold in each piece of jewelry, the price per ounce we would receive for the gold, and the amount of jewels that could be returned to finished goods inventory. The scrap reserve established for this acquired inventory at the time of the agreement is adjusted at each reporting period for the market price of gold and has generally declined as the associated jewelry is sold down. At December 31, 2015, the balance decreased to $4,000 from $101,000 at December 31, 2014 as a result of melting a majority of the jewelry, some sell down of the inventory during the year, and change in gold prices. In 2010, we entered the finished jewelry business and began manufacturing finished jewelry featuring moissanite pursuant to an operational plan to market and sell the inventory. As a result, the moissanite finished jewelry we currently produce is not subject to this reserve.

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

Prior to March 2016, we purchased fashion finished jewelry comprising base metals and non-precious gemstones for sale through Lulu Avenue®, our former direct-to-consumer home party division of our wholly owned operating subsidiary, Charles & Colvard Direct, LLC. This finished jewelry was fashion oriented and subject to styling trends that could change with each catalog season, of which there are several each year. Typically in the jewelry industry, slow-moving or discontinued lines are sold as closeouts or liquidated in alternative sales channels.  We reviewed the finished jewelry inventory on an ongoing basis for any lower of cost or market and obsolescence issues.  We identified certain fashion finished jewelry inventory that could not be sold due to damage or branding issues and established an obsolescence reserve of $164,000 as of December 31, 2015 and $250,000 as of December 31, 2014, for the carrying costs in excess of any estimated scrap values.  As of December 31, 2015 and 2014, we identified certain finished jewelry featuring moissanite that was obsolete due to damage and other factors that indicate the finished jewelry is unsaleable, and established an obsolescence reserve of $225,000 and $31,000, respectively, for the carrying costs in excess of any estimated scrap values.  The obsolescence reserve increased as of December 31, 2015 compared to the same period in the prior year primarily due to finished jewelry identified for scrap not being disposed prior to year-end, and for a specific returned portion of our finished jewelry that is branded for a specific customer and cannot be sold through other sales channels.

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

Any inventory on hand at the measurement date in excess of our current requirements based on historical and anticipated levels of sales is classified as long-term on our consolidated balance sheets. Our classification of long-term inventory requires us to estimate the portion of inventory that can be realized over the next 12 months and does not include precious metal, labor, and other inventory purchases expected to be both purchased and realized in cost of sales over the next 12 months.

Accounts Receivable Reserves - Estimates are used to determine the amount of two reserves against trade accounts receivable. The first reserve is an allowance for sales returns. At the time revenue is recognized, we estimate future returns using a historical return rate that is reviewed quarterly with consideration of any contractual return privileges granted to customers, and we reduce sales and trade accounts receivable by this estimated amount. The allowance for sales returns was $731,000 and $910,000 at December 31, 2015 and 2014, respectively.

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

Any accounts with significant balances are reviewed separately to determine an appropriate allowance based on the facts and circumstances of the specific account. During our review for 2014, we analyzed several of our slower-paying customers and determined that one customer required an additional reserve, which constitutes the majority of the reserve as of December 31, 2015 and 2014 while we continue our collection efforts.  During our review for 2015, we determined no additional reserves were necessary. Based on these criteria, management determined that allowances for doubtful accounts receivable of $1.14 million and $1.07 million at December 31, 2015 and 2014, respectively, were required.

Deferred Tax Assets - As of each reporting date, management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. Management had previously considered various strategic alternatives that would reduce our pre-tax operating losses, resulting in management determining that a valuation allowance was not necessary at March 31, 2014.  During the three months ended June 30, 2014, management determined that such strategic alternatives were no longer in our best interest.  Accordingly, management concluded that the positive evidence was no longer sufficient to offset available negative evidence, primarily as a result of the pre-tax operating losses incurred during the six months ended June 30, 2014, and forecasted to continue through the remainder of 2014.  As a result, management concluded that it was uncertain that we would have sufficient future taxable income to utilize our deferred tax assets, and therefore, management established a valuation allowance against our deferred tax assets resulting in a tax expense of $4.05 million for the year ended December 31, 2014.  This valuation allowance remained as of December 31, 2015.

Our deferred tax assets in Hong Kong were fully reserved with a valuation allowance of $996,000 as of December 31, 2015 and 2014 and had been fully reserved in all prior periods due to the uncertainty of future taxable income in this jurisdiction to utilize the deferred tax assets. Our Hong Kong subsidiary ceased operations during 2008 and became a dormant entity during 2009. If we use any portion of our deferred tax assets in future periods, the valuation allowance would need to be reversed and may impact our future operating results.

Uncertain Tax Positions - Effective January 1, 2007, we adopted U.S. GAAP guidance regarding the de-recognition, classification, accounting in interim periods, and disclosure requirements for uncertain tax positions. Determining which tax positions qualify as uncertain positions and the subsequent accounting for these positions requires significant estimates and assumptions. Our net accrued income tax liability under the provisions of this guidance was $421,000 and $408,000 at December 31, 2015 and 2014, respectively. This liability is only resolved when we obtain an official ruling from the tax authority on the positions or when the statute of limitations expires.  Our liability increased by $13,000 for accrued interest on these positions.

Cooperative Advertising - We offer a cooperative advertising program to many of our wholesale customers that reimburses, via a credit towards future purchases, a portion of their marketing costs based on their net purchases from us. At the end of any given period, we estimate the amount of cooperative advertising expense that has not yet been submitted for credit by our customers. These amounts were $58,000 and $220,000 at December 31, 2015 and 2014, respectively. We estimate this amount based on our historical experience with each customer and the related contractual arrangements to provide certain levels of cooperative advertising for our customers. Any differences in actual amounts to our estimates will result in a charge or credit to sales and marketing expenses.

Revenue Recognition - Revenue is recognized when title transfers at the time of shipment from our or a third-party fulfillment company’s facility, excluding consignment shipments as discussed below; evidence of an arrangement exists; pricing is fixed or determinable; and collectability is reasonably assured. Our standard wholesale customer payment terms are generally between 30 and 90 days, though we may offer extended terms with specific customers and on significant orders from time to time. Some wholesale customers and all direct-to-consumer customers are required to prepay prior to shipment. At the time revenue is recognized, an allowance for estimated returns is established. Any change in the allowance for returns is charged against net sales. Our return policy allows for the return of loose jewels and finished jewelry for credit generally within 30 days of shipment and must be returned for a valid reason, such as quality problems or an error in shipment, with the exception of our direct-to-consumer sales channels in which a customer can return their purchases for any reason. Also, from time to time, some wholesale customers may have a contractual right to return a certain percentage of goods for any reason for specified periods of time. In these instances, we only recognize revenue when the contractual right of return is exhausted. Periodically, we ship finished goods inventory to wholesale customers on consignment terms. Under these terms, the customer assumes the risk of loss and has an absolute right of return for a specified period that typically ranges from six months to one year. Our wholesale customers are generally required to make payments on consignment shipments within 60 days upon the customer informing us that it will keep the inventory. Accordingly, we do not recognize revenue on these consignment transactions until the earlier of (1) the customer informing us that it will keep the inventory or (2) the expiration of the right of return period.

Recent Accounting Pronouncements - See Note 2 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Results of Operations

The following table sets forth certain consolidated statements of operations data for the years ended December 31, 2015 and 2014.

	Year Ended December 31,
	2015	2014
Net sales	$30,767,117	$25,640,649
Costs and expenses:
Cost of goods sold	20,552,707	18,013,335
Sales and marketing	12,362,511	9,853,671
General and administrative	7,384,119	6,789,274
Research and development	17,795	18,070
Loss on abandonment of assets	-	10,523
Total costs and expenses	40,317,132	34,684,873
Loss from operations	(9,550,015)	(9,044,224)
Other income (expense):
Interest income	11	65
Interest expense	(10,359)	(901)
Gain on sale of long-term assets	125	-
Total other expense, net	(10,223)	(836)
Loss before income taxes	(9,560,238)	(9,045,060)
Income tax net expense	(12,821)	(4,051,963)
Net loss	$(9,573,059)	$(13,097,023)

Consolidated Net Sales

Consolidated net sales for the years ended December 31, 2015 and 2014 comprise the following:

	Year Ended December 31,		Change
	2015	2014	Dollars	Percent
Loose jewels	$15,113,204	$12,926,370	$2,186,834	17%
Finished jewelry	15,653,913	12,714,279	2,939,634	23%
Total consolidated net sales	$30,767,117	$25,640,649	$5,126,468	20%

Consolidated net sales were $30.77 million for the year ended December 31, 2015 compared to $25.64 million for the year ended December 31, 2014, an increase of $5.13 million, or 20%. The increase in 2015 sales was due primarily to the ongoing execution of our sales growth strategies with our domestic wholesale distributors, which include investments in our Forever Brilliant® and Forever OneTM moissanite jewels, the growth of our domestic wholesale customers’ moissanite finished jewelry lines with styles that include these and our other grades of loose jewels, and to a 59% and 250% increase in sales through our direct-to-consumer businesses, Moissanite.com and Lulu Avenue®, respectively, which collectively increased their net sales to $10.50 million.  We anticipate orders and related sales of both loose moissanite jewels and finished jewelry in our wholesale distribution segment and our Moissanite.com distribution segment will improve as we continue to execute our growth strategies.

Sales of loose jewels represented 49% and 50% of total consolidated net sales for the years ended December 31, 2015 and 2014, respectively. For the year ended December 31, 2015, loose jewel sales were $15.11 million compared to $12.93 million for the year ended December 31, 2014, an increase of $2.19 million, or 17%. This increase was primarily due to the launch of our new Forever OneTM loose jewels and a focus on reducing inventory of slower-moving Forever ClassicTM and other lower quality loose jewels through existing distribution.

Sales of finished jewelry represented 51% and 50% of total consolidated net sales for the years ended December 31, 2015 and 2014, respectively.  For the year ended December 31, 2015, finished jewelry sales were $15.65 million compared to $12.71 million for the year ended December 31, 2014, an increase of $2.94 million, or 23%.  This increase was attributable to our ongoing expansion into the finished jewelry business in U.S. finished jewelry sales through our direct-to-consumer businesses, Moissanite.com and Lulu Avenue®. In the years ended December 31, 2015 and 2014, we experienced a higher degree of seasonality in the fourth quarter than we have experienced in prior years primarily as a result of Christmas and holiday season sales to end consumers through our direct-to-consumer e-commerce website, Moissanite.com, and in the fourth quarter of 2014 as a result of increased sales through televised home shopping networks within our wholesale distribution segment.  In future periods as sales of our finished jewelry increase to retailers and directly to consumers, both in dollars and as a percentage of total sales, we anticipate a seasonality trend more typical with the retail jewelry industry, and these factors may significantly affect our results of operations in a given quarter.

U.S. net sales accounted for approximately 89% and 86% of total consolidated net sales during the years ended December 31, 2015 and 2014, respectively. U.S. net sales increased 24% during 2015 primarily as a result of an increase in U.S. finished jewelry sales through our direct-to-consumer businesses, Moissanite.com and Lulu Avenue®, and the launch of our new Forever OneTM loose jewels to limited distribution, primarily in the U.S., and due to a focus on reducing inventory of slower-moving Forever ClassicTM and other lower quality loose jewels through existing domestic distribution.

Our largest U.S. customer during the year ended December 31, 2015 accounted for 21% of our total consolidated sales compared to 28% during the year ended December 31, 2014.  A second U.S. customer accounted for 10% of our total consolidated sales during the year ended December 31, 2014 but did not account for more than 10% of our total consolidated sales during the year ended December 31, 2015. No additional U.S. customers accounted for more than 10% of total consolidated sales in 2015 or 2014. We expect that we will remain dependent on our ability, and that of our largest customers, to maintain and enhance retail programs. A change in or loss of any of these customer or retailer relationships could have a material adverse effect on our results of operations.

International net sales accounted for approximately 11% and 14% of total consolidated net sales during the years ended December 31, 2015 and 2014, respectively. International net sales decreased 2% during 2015.  We believe the economic and market conditions that face our larger international customers have caused some fluctuation in our international net sales.  As we attempt to expand our international markets, we will continue to evaluate each of the existing distributors, as well as potential new distributors, to determine the best long-term partners within these markets, as well as enforcing the collection from two customers with which we are in dispute.   As a result of these conditions and our evaluation of long-term partners, our sales in these markets may continue to fluctuate significantly each reporting period.

No international customers accounted for more than 10% of total consolidated sales in 2015 or 2014. A portion of our international consolidated sales represents jewels sold internationally that may be re-imported to U.S. retailers. Our top three international distributors by sales volume during the year ended December 31, 2015 were, in order of sales volume, located in Hong Kong, the United Kingdom, and Hong Kong.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the years ended December 31, 2015 and 2014 are as follows:

	Year Ended December 31,		Change
	2015	2014	Dollars	Percent
Product line cost of goods sold
Loose jewels	$9,459,224	$7,566,829	$1,892,395	25%
Finished jewelry	7,539,387	8,428,182	(888,795)	-11%
Total product line cost of goods sold	16,998,611	15,995,011	1,003,600	7%
Non-product line cost of goods sold	3,554,096	2,018,324	1,535,772	76%
Total cost of goods sold	$20,552,707	$18,013,335	$2,539,372	14%

Total cost of goods sold was $20.55 million for the year ended December 31, 2015 compared to $18.01 million for the year ended December 31, 2014, an increase of $2.54 million, or 14%. Product line cost of goods sold is defined as product cost of goods sold in each of our wholesale distribution, direct-to-consumer e-commerce distribution and direct-to-consumer home parties distribution operating segments excluding non-capitalized expenses from our manufacturing and production control departments, comprising personnel costs, depreciation, rent, utilities, and corporate overhead allocations; freight out; inventory valuation allowance adjustments; and other inventory adjustments, comprising costs of quality issues, damaged goods, and inventory write-offs.

The increase in cost of goods sold was primarily due to a $1.89 million, or 25%, increase in loose jewels product line cost of goods sold resulting from the 17% increase in loose jewel sales, which included a focus on reducing inventory of slower-moving Forever ClassicTM and other lower quality loose jewels to one customer; and an increase in non-product line cost of goods sold of $1.54 million, or 76%.  These increases in cost of goods sold were offset in part by a decrease of $889,000, or 11%, in finished jewelry product line cost of goods sold, primarily as a result of the sale of slow-moving jewelry at lower product margins to one customer during 2014, which included the substitution of higher grade and cost loose jewels in finished jewelry in some cases where there was no available inventory of lower grade loose jewels.  This decrease was offset by increases in finished jewelry product line cost of goods sold due to a 23% increase in finished jewelry sales, primarily through our direct-to-consumer e-commerce distribution and direct-to-consumer home party distribution operating segments.  The net increase in non-product line cost of goods sold comprises a $542,000 increase in other inventory adjustments related to costing and quantity corrections, some of which had been identified in 2014 with appropriate valuation adjustments established at that time, and includes $110,000 of royalties on fashion jewelry design work; a $439,000 net increase in non-capitalized manufacturing and production control expenses primarily due to increased staffing required of higher volumes of production and to support the increased sales volumes; a $414,000 increase in freight out due to greater volume of package shipments as a result of increased sales through our direct-to-consumer distribution segments; and a $141,000 net increase in inventory valuation adjustments, including inventory shrinkage, recuts, repairs, and scrap reserves identified during the year.

Sales and Marketing

Sales and marketing expenses for the years ended December 31, 2015 and 2014 are as follows:

	Year Ended December 31,		Change
	2015	2014	Dollars	Percent
Sales and marketing	$12,362,511	$9,853,671	$2,508,840	25%

Sales and marketing expenses were $12.36 million for the year ended December 31, 2015 compared to $9.85 million for the year ended December 31, 2014, an increase of $2.51 million, or 25%.

The increase in sales and marketing expenses for the year ended December 31, 2015 compared to the same period in 2014 was primarily due to an increase of $2.08 million in net compensation expenses; a $507,000 increase in office-related expenses; and a $340,000 increase in professional services primarily related to the operation of our sales platform and fulfillment services for our direct-to-consumer home party business.  These increases were partially offset by a $223,000 decrease in travel expense due to fewer international sales trips; a $126,000 decrease in depreciation expense related to the Moissanite.com and Lulu Avenue® e-commerce websites’ direct sales platforms; and a $68,000 decrease in advertising expenses.

Compensation expenses for the year ended December 31, 2015 compared to the same period in 2014 increased primarily as a result of an increase in commissions of $1.39 million for sales to specific wholesale customers under which commission plans of sales representatives are based and the increase in sales within our direct-to-consumer home party business; a $436,000 increase in salaries and related employee benefits; a $266,000 increase in severance expense related to personnel changes within the wholesale sales organization; and a $48,000 increase in bonus expense.  These increases were partially offset by a $65,000 decrease in stock-based compensation expense.

The decrease in advertising expenses for the year ended December 31, 2015 compared to the same period in 2014 comprises a $325,000 decrease in cooperative advertising; a $146,000 decrease in print media expenses to develop and promote brand awareness campaigns; and a $37,000 decrease in agency and other media spending.  These decreases were partially offset by an increase in internet marketing of $440,000 to support sales grow for our Moissanite.com e-commerce website.  The decrease in cooperative advertising expenses resulted primarily from management’s decision to offer sales discounts to most of our international customers in lieu of cooperative advertising assistance, partially offset by the decision of our domestic distributors to not utilize the advertising credits we had accrued during 2014 within the allowable period that we reversed during the first three months of 2015.

We expect our total sales and marketing expenses may increase as sales increase; however, this will be dependent on which overall companywide strategies and in which sales channels we may choose to make further investments to increase overall consumer awareness of moissanite and overall sales growth.  Regardless of which future overall strategy is followed, we believe the overall rate of growth should slow and become a lower percentage of sales as expenses more variable in nature, such as advertising and commissions, may increase as part of our strategy to build sales; but fixed expenses remain relatively constant.  While employee compensation costs may fluctuate from period to period as we continue to build a more efficient and productive sales organization, we expect that these costs will become more fixed in nature over time.

General and Administrative

General and administrative expenses for the years ended December 31, 2015 and 2014 are as follows:

	Year Ended December 31,		Change
	2015	2014	Dollars	Percent
General and administrative	$7,384,119	$6,789,274	$594,845	9%

General and administrative expenses were $7.38 million for the year ended December 31, 2015 compared to $6.79 million for the year ended December 31, 2014, an increase of $595,000, or 9%.

The increase in general and administrative expenses for the year ended December 31, 2015 compared to the same period in 2014 was primarily due to an increase in compensation expense of $953,000; a $207,000 increase in office-related expenses; a $130,000 increase in professional services; a $34,000 increase in travel expense; and an $18,000 increase in other administrative expenses.  These increases were partially offset by a $645,000 decrease in bad debt expense associated with our allowance for doubtful accounts reserve policy; a $50,000 decrease in business and franchise taxes; a $42,000 decrease in board compensation; and a $10,000 decrease in depreciation and amortization expense.

Compensation expense increased for the year ended December 31, 2015 compared to the corresponding period in 2014 primarily due to an increase in severance expense of $436,000 associated with the departure of two of our former President and Chief Executive Officers; an increase in salaries and related employee benefits in the aggregate of $221,000; an increase in stock-based compensation expense of $188,000, the majority of which was related to the transition of our President and Chief Executive Officer position; and a $121,000 increase in bonus expense.  These increases were partially offset by a $13,000 decrease in relocation expenses.

Professional services increased for the year ended December 31, 2015 compared to the corresponding period in 2014 primarily due to an increase in legal fees of $187,000, the majority of which related to the transition of our President and Chief Executive Officer position; an increase of $83,000 in consulting and other professional services, of which approximately $18,000 related to the transition of our President and Chief Executive Officer; and a $31,000 increase in audit and tax services primarily due to timing of work performed.  These increases were partially offset by a decrease of $171,000 in investor and public relations expenses.

Research and Development

Research and development expenses for the years ended December 31, 2015 and 2014 are as follows:

	Year Ended December 31,		Change
	2015	2014	Dollars	Percent
Research and development	$17,795	$18,070	$(275)	-2%

Research and development expenses were $18,000 for the year ended December 31, 2015 compared to $18,000 for the year ended December 31, 2014, a decrease of less than $1,000, or 2%.

The decrease in research and development expenses was primarily due to a $9,000 decrease in professional services, which was partially offset by a $6,000 increase in compensation expense allocated to research and development, a $2,000 increase in materials specifically purchased for research activities, and a less than $1,000 increase in office-related expenses for materials allocated to research and development activities.

Loss on Abandonment of Assets

Loss on abandonment of assets for the years ended December 31, 2015 and 2014 is as follows:

	Year Ended December 31,		Change
	2015	2014	Dollars	Percent
Loss on abandonment of assets	$-	$10,523	$(10,523)	-100%

Loss on abandonment of assets was $0 for the year ended December 31, 2015 compared to $11,000 for the year ended December 31, 2014, a decrease of $11,000, or 100%.  For the year ended December 31, 2014, we abandoned a trademark with remaining carrying costs of $2,000 after we determined the trademark would no longer be utilized and various manufacturing and computer equipment of $9,000 once it was determined the assets would no longer be utilized.

Interest Expense

Interest expense for the years ended December 31, 2015 and 2014 is as follows:

	Year Ended December 31,		Change
	2015	2014	Dollars	Percent
Interest expense	$10,359	$901	$9,458	1050%

Interest expense was $10,000 for the year ended December 31, 2015 compared to $1,000 for the year ended December 31, 2014, an increase of $9,000, or 1,050%.

The increase in interest expense resulted primarily from the interest charged on the balance of amounts due for late filings of compliance returns in various sales and use tax jurisdictions around the country.  These interest charges were realized at the time of filing once we were able to complete the registration and filing process, and to compile accurate information for future timely filings.

Provision for Income Taxes

We recognized an income tax net expense of $13,000 and $4.05 million for the years ended December 31, 2015 and 2014, respectively.

As of each reporting date, management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. Management had previously considered various strategic alternatives that would reduce our pre-tax operating losses, resulting in management determining that a valuation allowance was not necessary at March 31, 2014.  During the three months ended June 30, 2014, management determined that such strategic alternatives were no longer in our best interest.  Accordingly, management concluded that the positive evidence was no longer sufficient to offset available negative evidence, primarily as a result of the pre-tax operating losses incurred during the six months ended June 30, 2014, and forecasted to continue through the remainder of 2014.  As a result, management concluded that it was uncertain that we would have sufficient future taxable income to utilize our deferred tax assets, and therefore, management established a valuation allowance against our deferred tax assets resulting in a tax expense of $4.05 million for the year ended December 31, 2014.  This valuation allowance remained as of December 31, 2015.

During the year ended December 31, 2015, we recorded approximately $13,000 of income tax expense for estimated tax, penalties, and interest for other uncertain tax positions.

Our statutory tax rate is 35% and consists of the federal income tax rate of 34% and a blended state income tax rate of 1%, net of the federal benefit.

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of December 31, 2015, our principal sources of liquidity were cash and cash equivalents totaling $5.27 million, trade accounts receivable of $3.85 million, and current inventory of $10.74 million, as compared to cash and cash equivalents totaling $4.01 million, trade accounts receivable of $5.51 million, and current inventory of $13.32 million as of December 31, 2014.  As described more fully below, we also have access to the $10 million Credit Facility.

During the year ended December 31, 2015, our working capital decreased by approximately $3.22 million to $16.03 million from $19.25 million at December 31, 2014. As described more fully below, the decrease in working capital at December 31, 2015 is primarily attributable to a lower allocation of inventory to short-term, a net increase in accrued expenses and other liabilities, a decrease in trade accounts receivable, and an increase in trade accounts payable, offset in part by an increase in our cash and cash equivalents due to our increased cash from operations, an increase in prepaid expenses and other assets, and a decrease in accrued cooperative advertising.

During the year ended December 31, 2015, $1.57 million of cash was provided by operations. The primary drivers of positive cash flow were a decrease in inventory of $6.17 million, a decrease in trade accounts receivable of $1.75 million, an increase in trade accounts payable of $177,000, and a net increase in accrued liabilities of $167,000.  These factors were partially offset by our loss of $9.57 million that included $2.98 million of non-cash expenses and an increase in prepaid expenses of $105,000.  Accounts receivable decreased primarily as a result of collection efforts during the year on sales made in the fourth quarter of 2014, a larger portion of our overall sales being made through our direct-to-consumer distribution channels that require prepayment for goods, and a significant reduction of extended wholesale customer payment terms that we offer from time to time that may not immediately increase liquidity as a result of current-period sales. We believe our competitors and other vendors in the wholesale jewelry industry have expanded their use of extended payment terms and, in aggregate, we believe that by offering extended payment terms under certain circumstances, we have provided a competitive response in our market and that our net sales have been favorably impacted.  We are unable to estimate the impact of this program on our net sales, but if we ceased providing extended payment terms in select instances, we believe we would not be competitive for some wholesale customers in the marketplace and that our net sales and profits would likely decrease. Generally, we have not experienced any significant accounts receivable write-offs related to revenue arrangements with extended payment terms; however, we increased our reserves for uncollectible accounts in 2014 primarily due to one customer with extended terms and are pursuing legal proceedings to collect on the outstanding balances.  We do not believe the terms are a factor with this customer’s non-payment.  Inventories decreased primarily as a result of sales and focused efforts to reduce inventory of some lower quality, slow-moving finished jewels, offset in part by the purchase of new raw material SiC crystals during the year pursuant to the New Supply Agreement with Cree; purchases of jewelry castings, findings, and other jewelry components; and production of moissanite loose jewels.  Prepaid expenses and other assets increased primarily as a result of the timing of insurance premium payments and other payments in advance of goods or services received.  Accounts payable increased primarily as a result of the timing of costs incurred but not yet paid as of December 31, 2015 associated with inventory-related purchases and professional services incurred but not yet due under our vendors’ payment terms.

We manufactured approximately $6.53 million in loose jewels and $5.16 million in finished jewelry, which includes the cost of the loose jewels and the purchase of precious metals and labor in connection with jewelry production, during the year ended December 31, 2015.  We expect our purchases of precious metals and labor to increase as we increase our finished jewelry business. In addition, from the beginning of 2006 through the end of 2015, the price of gold has increased significantly (approximately 100%), resulting in higher retail price points for gold jewelry. Because the market price of gold and other precious metals is beyond our control and fluctuates significantly, upward price trends could have a negative impact on our operating cash flow as we manufacture finished jewelry.

Historically, our raw material inventories of SiC crystals had been purchased under exclusive supply agreements with a limited number of suppliers. Because the supply agreements restricted the sale of these crystals exclusively to us, the suppliers negotiated minimum purchase commitments with us that, when combined with our reduced sales during the periods when the purchase commitments were in effect, have resulted in levels of inventories that are higher than we might otherwise maintain. As of December 31, 2015, $21.59 million of our inventories were classified as long-term assets. Loose jewel sales and finished jewelry that we manufacture will utilize both the finished good loose jewels currently on-hand and, as we deplete certain shapes and sizes, our on-hand raw material SiC crystals of $6.74 million and new raw material that we are purchasing from Cree.

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

During the year ended December 31, 2015, we purchased approximately $6.86 million of SiC crystals from Cree. We expect to use existing cash and cash equivalents and other working capital, together with future cash expected to be provided by operating activities and, if necessary, the Credit Facility described below, to finance our purchase commitment under the New Supply Agreement.

We made no income tax payments during the year ended December 31, 2015. As of December 31, 2015, we had approximately $882,000 of remaining federal income tax credits, $533,000 of which expire between 2018 and 2021 and the balance without an expiration, which can be carried forward to offset future income taxes. As of December 31, 2015, we also had a federal tax net operating loss carryforward of approximately $12.21 million expiring between 2020 and 2034, which can be used to offset against future federal taxable income, a North Carolina tax net operating loss carryforward of approximately $18.05 million expiring between 2023 and 2030, and various other state tax net operating loss carryforwards expiring between 2016 and 2034, which can be used to offset against future state taxable income.

On June 25, 2014, we and our wholly owned subsidiaries, Charles & Colvard Direct, LLC and Moissanite.com, LLC, collectively referred to as the Borrowers, obtained the Credit Facility from Wells Fargo, which is a $10,000,000 asset-based revolving credit facility. The Credit Facility will be used for general corporate and working capital purposes, including transaction fees and expenses incurred in connection therewith and the issuance of letters of credit up to a $1,000,000 sublimit. The Credit Facility will mature on June 25, 2017.

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

As of December 31, 2015, we had not borrowed against the Credit Facility and are in compliance with all covenants.

We believe that our existing cash and cash equivalents and other working capital, together with future cash expected to be provided by operating activities, will be sufficient to meet our working capital and capital expenditure needs over the next 12 months. Our future capital requirements and the adequacy of available funds will depend on many factors, including our rate of sales growth; the expansion of our sales and marketing activities; the timing and extent of raw materials and labor purchases in connection with loose jewel production to support our moissanite jewel business and precious metals and labor purchases in connection with jewelry production to support our finished jewelry business; the timing of capital expenditures; and risk factors described in more detail in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. We obtained the Credit Facility to mitigate these risks to our cash and liquidity position.  Also, we may make investments in, or acquisitions of, complementary businesses, which could also require us to seek additional equity or debt financing.

Recent Developments

On February 4, 2016, our Board of Directors made the strategic decision to explore a potential divestiture of the direct-to-consumer home party business operated through Charles & Colvard Direct, LLC.  After careful analysis of our core competencies, go-to-market strategies, and intent to advance toward profitability, the management team and Board of Directors determined a divestiture of this distribution channel to be in both our and our shareholders’ best interests.

On March 4, 2016, we and Charles & Colvard Direct, LLC entered into an asset purchase agreement with Yanbal, pursuant to which Yanbal agreed to purchase certain assets of Charles & Direct, LLC, or the Transferred Assets.  The transactions contemplated by the asset purchase agreement also closed on March 4, 2016, or the Closing Date.

Pursuant to the terms of the asset purchase agreement, the Transferred Assets included, among other things, (i) an inventory credit to be used towards $250,000 in existing non-moissanite and moissanite inventory as of the Closing Date, consisting of Charles & Colvard Direct, LLC’s current jewelry offered under the “Lulu Avenue” trademarks, (ii) all existing marketing collateral such as packaging and catalogs for Charles & Colvard Direct, LLC’s current jewelry offered under the “Lulu Avenue” trademarks as of the Closing Date, (iii) certain assigned contracts, (iv) style advisor and customer lists, (v) all intellectual property rights owned by us and Charles & Colvard Direct, LLC and used solely in connection with the operation of Charles & Colvard Direct, LLC’s direct-to-consumer home party business of the sale of fashion jewelry and related products and services in the United States, excluding the “Lulu Avenue” and “Love Knot” trademarks and other “Lulu Avenue” specific intellectual property such as the domain name www.luluavenue.com and all content located on such website, or the Lulu Intellectual Property.  The inventory credit and an exclusive, nontransferable license to use the Lulu Intellectual Property that was also granted to Yanbal on the Closing Date will expire on July 31, 2016.  After the Closing Date, we and Charles & Colvard Direct, LLC may not engage in the direct-to-consumer home party business and may not solicit style advisors or customers of the direct-to-consumer home party business. The Company has also agreed to provide to Yanbal certain transition services.

The purchase price for the Transferred Assets was $500,000, and Yanbal assumed certain liabilities related to the Transferred Assets.  The Purchase Agreement contains various representations, warranties, covenants, and indemnities that are customary for a transaction of this nature.

In connection with our divestiture of the direct-to-consumer home party business, we expect to accrue total associated restructuring charges of approximately $254,000 to $263,000, primarily consisting of approximately $89,000 to $98,000 of expenses related to employee severance and related benefit costs, approximately $80,000 of legal expenses, approximately $50,000 in consulting fees for facilitating the transaction, and other non-recurring expenses of $35,000 related to future events.  We do not anticipate any impairment charges at this time on our remaining assets, including our inventory used in the direct-to-consumer home party business.  We also anticipate any other non-recurring charges incurred to fully transition the distribution channel will be reimbursed to us by Yanbal. Of the anticipated total charges, we estimate all of these charges will be cash expenditures with approximately $75,000 to $76,000 of these costs expected to be paid in the first quarter of fiscal 2016, approximately $123,000 to $125,000 to be paid in the second quarter of fiscal 2016, approximately $48,000 to $53,000 to be paid in the third quarter of fiscal 2016, and $8,000 to $9,000 to be paid in the fourth quarter of fiscal 2016.

Off-Balance Sheet Arrangements

We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of December 31, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

We have entered into an operating lease for approximately 36,350 square feet of mixed-use space, which we currently occupy, from an unaffiliated third-party for our offices and manufacturing facility in the normal course of business. This type of arrangement is often referred to as a form of off-balance sheet financing.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Charles & Colvard, Ltd.
Morrisville, North Carolina

We have audited the accompanying consolidated balance sheets of Charles & Colvard, Ltd. as of December 31, 2015 and 2014 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Charles & Colvard, Ltd. at December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP
Raleigh, North Carolina

March 8, 2016

CHARLES & COLVARD, LTD.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$5,274,305	$4,007,341
Accounts receivable, net	3,852,651	5,510,253
Inventory, net	10,739,798	13,320,639
Prepaid expenses and other assets	784,105	602,850
Total current assets	20,650,859	23,441,083
Long-term assets:
Inventory, net	21,588,622	25,617,990
Property and equipment, net	1,615,683	1,859,355
Intangible assets, net	71,086	216,947
Other assets	214,588	291,022
Total long-term assets	23,489,979	27,985,314
TOTAL ASSETS	$44,140,838	$51,426,397

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,463,148	$3,286,086
Accrued cooperative advertising	58,000	220,000
Accrued expenses and other liabilities	1,100,187	684,577
Total current liabilities	4,621,335	4,190,663
Long-term liabilities:
Accrued expenses and other liabilities	710,223	809,879
Accrued income taxes	420,503	407,682
Total long-term liabilities	1,130,726	1,217,561
Total liabilities	5,752,061	5,408,224
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value; 50,000,000 shares authorized; 21,111,585 and 20,382,333 shares issued and outstanding at December 31, 2015 and 2014, respectively	54,240,247	53,949,001
Additional paid-in capital – stock-based compensation	13,280,920	11,628,503
Accumulated deficit	(29,132,390)	(19,559,331)
Total shareholders’ equity	38,388,777	46,018,173
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$44,140,838	$51,426,397

See Notes to Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014
Net sales	$30,767,117	$25,640,649
Costs and expenses:
Cost of goods sold	20,552,707	18,013,335
Sales and marketing	12,362,511	9,853,671
General and administrative	7,384,119	6,789,274
Research and development	17,795	18,070
Loss on abandonment of assets	-	10,523
Total costs and expenses	40,317,132	34,684,873
Loss from operations	(9,550,015)	(9,044,224)
Other income (expense):
Interest income	11	65
Interest expense	(10,359)	(901)
Gain on sale of long-term assets	125	-
Total other expense, net	(10,223)	(836)
Loss before income taxes	(9,560,238)	(9,045,060)
Income tax net expense	(12,821)	(4,051,963)
Net loss	$(9,573,059)	$(13,097,023)

Net loss per common share:
Basic	$(0.47)	$(0.65)
Diluted	$(0.47)	$(0.65)

Weighted average number of shares used in computing net loss income per common share:
Basic	20,407,764	20,295,618
Diluted	20,407,764	20,295,618

See Notes to Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in
	Number of Shares	Amount	Capital – Stock-Based Compensation	Accumulated Deficit	Total Shareholders’ Equity
Balance at December 31, 2013	20,197,301	$53,949,001	$9,940,980	$(6,462,308)	$57,427,673
Stock-based compensation	-	-	1,687,523	-	1,687,523
Issuance of restricted stock	185,032	-	-	-	-
Net loss	-	-	-	(13,097,023)	(13,097,023)
Balance at December 31, 2014	20,382,333	$53,949,001	$11,628,503	$(19,559,331)	$46,018,173
Stock-based compensation	-	-	1,770,897	-	1,770,897
Issuance of restricted stock	487,500	-	-	-	-
Stock option exercises	241,752	291,246	(118,480)	-	172,766
Net loss	-	-	-	(9,573,059)	(9,573,059)
Balance at December 31, 2015	21,111,585	$54,240,247	$13,280,920	$(29,132,390)	$38,388,777

See Notes to Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,573,059)	$(13,097,023)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	863,353	1,107,955
Stock-based compensation	1,770,897	1,687,523
Provision for uncollectible accounts	89,462	734,243
Provision for sales returns	(179,000)	(276,000)
Provision for inventory reserves	436,000	295,000
Provision for deferred income taxes	-	4,039,723
Loss on abandonment of assets	-	10,523
Gain on sale of long-term assets	(125)	-
Changes in assets and liabilities:
Accounts receivable	1,747,140	4,276,236
Inventory	6,174,209	3,178,473
Prepaid expenses and other assets, net	(104,821)	116,459
Accounts payable	177,062	(384,465)
Accrued cooperative advertising	(162,000)	32,000
Accrued income taxes	12,821	12,240
Accrued expenses and other liabilities	315,954	302,110
Net cash provided by operating activities	1,567,893	2,034,997

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(428,128)	(545,543)
Patent, license rights, and trademark costs	(45,742)	(55,518)
Proceeds from sale of assets	175
Net cash used in investing activities	(473,695)	(601,061)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock option exercises	172,766	-
Net cash provided by financing activities	172,766	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,266,964	1,433,936
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,007,341	2,573,405
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,274,305	$4,007,341

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$10,359	$901
Cash paid during the year for income taxes	$-	$-
Non-cash investing activities:
Tenant improvement allowance received under operating lease	$-	$550,160

See Notes to Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

Charles & Colvard, Ltd. (the “Company”), a North Carolina corporation founded in 1995, manufactures, markets, and distributes Charles & Colvard Created Moissanite® (hereinafter referred to as moissanite or moissanite jewels) and finished jewelry featuring moissanite for sale in the worldwide jewelry market.  Moissanite, also known by its chemical name silicon carbide (SiC), is a rare mineral first discovered in a meteor crater.  Because naturally occurring SiC crystals are too small for commercial use, larger crystals must be grown in a laboratory.  Leveraging its advantage of being the original and leading worldwide source of created moissanite jewels, the Company’s strategy is to establish itself with reputable, high-quality, and sophisticated brands and to position moissanite as an ethically-sourced, affordable, and luxurious alternative to other gemstones such as diamond. The Company believes this is possible due to moissanite’s exceptional brilliance, fire, durability, and rarity like no other jewel available on the market. The Company sells loose moissanite jewels and finished jewelry at wholesale to distributors, manufacturers, and retailers and at retail to end consumers through its wholly owned operating subsidiaries, Moissanite.com, LLC and Charles & Colvard Direct, LLC (until March 2016), and through third-party marketplaces.

In February 2016, the Company made the strategic decision to explore a potential divestiture of its direct-to-consumer home party business previously operated through its Charles & Colvard Direct, LLC (dba Lulu Avenue®) subsidiary.  After careful analysis of the Company’s core competencies, go-to-market strategies, and intent to advance toward profitability, the management team and Board of Directors determined a divestiture of this distribution channel to be in the best interest of the Company and its shareholders. On March 4, 2016, the Company and Charles & Colvard Direct, LLC entered into an asset purchase agreement with Yanbal USA, Inc., or Yanbal, under which Yanbal purchased certain assets related to the Company’s direct-to-consumer home party business for $500,000 and assumed certain liabilities related to such assets.  A more detailed description of this transaction is included in Note 14, “Subsequent Events.”

For the years ended December 31, 2015 and 2014, the Company managed its business primarily through its three distribution channels that it used to sell its product lines, loose jewels and finished jewelry, which included Charles and Colvard Direct, LLC.  Accordingly, for the years ended December 31, 2015 and 2014, the Company’s reportable segments remained its wholesale distribution channel transacted through the Company’s parent entity, and its two direct-to-consumer distribution channels transacted through the wholly owned operating subsidiaries, Moissanite.com, LLC and Charles & Colvard Direct, LLC.

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation - The accompanying consolidated financial statements as of and for the years ended December 31, 2015 and 2014 include the accounts of the Company and its wholly owned subsidiaries Moissanite.com, LLC, formed in 2011; Charles & Colvard Direct, LLC, formed in 2011; and Charles & Colvard (HK) Ltd., the Company’s Hong Kong subsidiary that became a dormant entity in the second quarter of 2009 and the operations of which ceased in 2008. All intercompany accounts have been eliminated.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates impacting the Company’s consolidated financial statements relate to valuation and classification of inventories, accounts receivable reserves, depreciable lives of property and equipment, deferred tax assets, uncertain tax positions, stock compensation expense, revenue recognition, and cooperative advertising. Actual results could differ materially from those estimates.

Cash and Cash Equivalents - All highly liquid investments with an original maturity of three months or less from the date of purchase are considered to be cash equivalents.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, and trade accounts receivable. The Company maintains cash and cash equivalents. At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurable limits. The Company has never experienced any losses related to these balances.  Non-interest-bearing amounts on deposit in excess of FDIC insurable limits at December 31, 2015 approximated $4.92 million.

Trade receivables potentially subject the Company to credit risk. The Company’s standard wholesale customer payment terms on trade receivables are generally between 30 and 90 days, though it may offer extended terms with specific customers and on significant orders from time to time. The Company believes its competitors and other vendors in the wholesale jewelry industry have also expanded their use of extended payment terms and, in aggregate, the Company believes that by expanding its use of extended payment terms, it has provided a competitive response in its market and that its net sales have been favorably impacted. The Company is unable to estimate the impact of this program on its net sales, but if it ceased providing extended payment terms in select instances, the Company believes it would not be competitive for some wholesale customers in the marketplace and that its net sales and profits would likely decrease. The Company extends credit to its customers based upon a number of factors, including an evaluation of the customer’s financial condition and credit history that is verified through trade association reference services, the customer’s payment history with the Company, the customer’s reputation in the trade, and/or an evaluation of the Company’s opportunity to introduce its moissanite jewels or finished jewelry featuring moissanite to new or expanded markets. Collateral is not generally required from customers. The need for an allowance for doubtful accounts is determined based upon factors surrounding the credit risk of specific customers, historical trends, and other information. The Company has not experienced any significant accounts receivable write-offs related to revenue arrangements with extended payment terms. However, the Company’s allowance for doubtful accounts includes approximately $815,000 related to one customer that has become past due on its payment arrangement.

See Note 12, “Major Customers and Concentration of Credit Risk,” for further discussion of credit risk within trade accounts receivable.

Accounts Receivable Reserves - Estimates are used to determine the amount of two reserves against trade accounts receivable. The first reserve is an allowance for sales returns. At the time revenue is recognized, the Company estimates future returns using a historical return rate that is reviewed quarterly with consideration of any contractual return privileges granted to customers, and it reduces sales and trade accounts receivable by this estimated amount. The allowance for sales returns was $731,000 and $910,000 at December 31, 2015 and 2014, respectively.

The following is a reconciliation of the allowance for sales returns:

	Year Ended December 31,
	2015	2014
Balance, beginning of period	$910,000	$1,186,000
Additions charged to operations	3,651,741	1,942,191
Sales returns	(3,830,741)	(2,218,191)
Balance, end of period	$731,000	$910,000

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

Any accounts with significant balances are reviewed separately to determine an appropriate allowance based on the facts and circumstances of the specific account. During its review for 2014, the Company analyzed several of its slower-paying customers and determined that one customer required an additional reserve, which constitutes the majority of the reserve as of December 31, 2015 and 2014 while the Company continues its collection efforts.  During its review for 2015, the Company determined no additional reserves were necessary for specific accounts. Based on these criteria, management determined that allowances for doubtful accounts receivable of $1.14 million and $1.07 million at December 31, 2015 and 2014, respectively, were required.

The following is a reconciliation of the allowance for doubtful accounts:

	Year Ended December 31,
	2015	2014
Balance, beginning of period	$1,074,000	$522,000
Additions charged to operations	89,462	734,243
Write-offs, net of recoveries	(26,462)	(182,243)
Balance, end of period	$1,137,000	$1,074,000

Although the Company believes that its reserves are adequate, if the financial condition of its customers deteriorates, resulting in an impairment of their ability to make payments, or if it underestimates the allowances required, additional allowances may be necessary, which would result in increased expense in the period in which such determination is made.

Inventories - Inventories are stated at the lower of cost or market on an average cost basis. Inventory costs include direct material and labor, inbound freight, purchasing and receiving costs, inspection costs, and warehousing costs. Any inventory on hand at the measurement date in excess of the Company’s current requirements based on historical and anticipated levels of sales is classified as long-term on the Company’s consolidated balance sheets. The Company’s classification of its inventory as either short or long-term inventory requires it to estimate the portion of on-hand inventory that can be realized over the next 12 months and does not include precious metal, labor, and other inventory purchases expected to be both purchased and realized in cost of sales over the next 12 months.

The Company’s work-in-process inventories include raw SiC crystals on which processing costs, such as labor and sawing, have been incurred; and components, such as metal castings and finished good moissanite jewels, that have been issued to jobs in the manufacture of finished jewelry. The Company’s moissanite jewel manufacturing process involves the production of intermediary shapes, called “preforms,” that vary depending upon the size and shape of the finished jewel. To maximize manufacturing efficiencies, preforms may be made in advance of current finished inventory needs but remain in work-in-process inventories. As of December 31, 2015 and 2014, work-in-process inventories issued to active production jobs approximated $3.02 million and $2.05 million, respectively.

All inventories are carefully reviewed for quality standards before they are entered into finished goods. As conditions warrant, the Company’s grading standards change. The Company reviews the inventory on an ongoing basis to ensure its inventory meets current quality standards.

The Company’s jewels do not degrade in quality over time and inventory generally consists of the shapes and sizes most commonly used in the jewelry industry. In addition, the majority of jewel inventory is not mounted in finished jewelry settings and is therefore not subject to fashion trends nor is obsolescence a significant factor. The Company has very small market penetration in the worldwide jewelry market, and the Company had the exclusive right in the U.S. through August 2015 and has the exclusive right in many other countries through mid-2016 to produce and sell created SiC for use in jewelry applications. During the year ended December 31, 2015, management identified an opportunity to sell approximately $2.28 million of slow-moving loose jewel inventory of less desirable quality.  As a result of this sale and feedback from customers on the value of some of these goods, the Company determined a lower of cost or market reserve of $352,000 was required on some of the remaining inventory of these lower quality goods.  In view of the foregoing factors, management has concluded that no excess or obsolete loose jewel inventory reserve requirements existed as of December 31, 2015 and 2014 on goods other than the lower quality goods noted previously.

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

Prior to March 2016, the Company purchased fashion finished jewelry comprising base metals and non-precious gemstones for sale through Lulu Avenue®, the former direct-to-consumer home party division of its wholly owned operating subsidiary, Charles & Colvard Direct, LLC. This finished jewelry was fashion oriented and subject to styling trends that may change with each catalog season, of which there are several each year. Typically in the jewelry industry, slow-moving or discontinued lines are sold as closeouts or liquidated in alternative sales channels.  The Company reviewed the finished jewelry inventory on an ongoing basis for any lower of cost or market and obsolescence issues.  The Company identified certain fashion finished jewelry inventory that could not be sold due to damage or branding issues and established an obsolescence reserve of $164,000 and $250,000 as of December 31, 2015 and 2014, respectively, for the carrying costs in excess of any estimated scrap values.  As of December 31, 2015 and 2014, the Company identified certain finished jewelry featuring moissanite that was obsolete due to damage and other factors that indicate the finished jewelry is unsaleable, and established an obsolescence reserve of $225,000 and $31,000, respectively, for the carrying costs in excess of any estimated scrap values.

Jewelry inventories consist primarily of finished goods, a portion of which the Company acquired as part of a January 2009 settlement agreement with a former manufacturer customer to reduce the outstanding receivable to the Company. Due to the lack of a plan to market this inventory at that time, a jewelry inventory reserve was established to reduce the majority of the acquired jewelry inventory value to scrap value, or the amount the Company would expect to obtain by melting the gold in the jewelry and returning to loose-jewel finished goods inventory those jewels that meet grading standards. Because the finished jewelry the Company began manufacturing in 2010 after it entered that business was made pursuant to an operational plan to market and sell the inventory, it is not subject to this reserve.  This reserve was $4,000 and $101,000 as of December 31, 2015 and 2014, respectively.

The Company also maintains inventory reserves for shrinkage, recuts, and repairs. Shrinkage refers to loose jewels and finished jewelry on review with customers and vendors that may not be returned to the Company. The recuts reserve is for the projected material loss resulting from the re-cutting of damaged jewels into smaller loose jewels to remove the damage. The repairs reserve is for finished jewelry in need of repair before it can be returned to finished goods inventory and be available for sale.  These reserves totaled $625,000 and $552,000 as of December 31, 2015 and 2014, respectively.

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

Impairment of Long-Lived Assets - The Company evaluates the recoverability of its long-lived assets by reviewing them for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of the asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount exceeds the fair value and is recognized as an operating expense in the period in which the determination is made. Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell. As of December 31, 2015, the Company did not identify any indicators of long-lived asset impairment.

In addition to the recoverability assessment, the Company routinely reviews the remaining estimated useful lives of its long-lived assets. Any reduction in the useful-life assumption will result in increased depreciation and amortization expense in the period when such determination is made, as well as in subsequent periods. During the year ended December 31, 2013, the useful lives of leasehold improvements associated with the Company’s then-current lease were adjusted to the length of the lease term through July 2014.  The additional depreciation recognized for the year ended December 31, 2014 as a result of the shortened lives was approximately $74,000.

Revenue Recognition - Revenue is recognized when title transfers at the time of shipment from the Company’s or a third-party fulfillment company’s facility, excluding consignment shipments as discussed below; evidence of an arrangement exists; pricing is fixed or determinable; and collectability is reasonably assured. At the time revenue is recognized, an allowance for estimated returns is established. Any change in the allowance for returns is charged against net sales.  The Company’s return policy allows for the return of loose jewels and finished jewelry for credit generally within 30 days of shipment and must be returned for a valid reason, such as quality problems or an error in shipment, with the exception of our direct-to-consumer sales channels in which a customer can return their purchases for any reason.  In these instances, the Company only recognizes revenue when the contractual right of return is exhausted. Periodically, the Company ships finished goods inventory to wholesale customers on consignment terms. Under these terms, the customer assumes the risk of loss and has an absolute right of return for a specified period that typically ranges from six months to one year. The Company’s wholesale customers are generally required to make payments on consignment shipments within 60 days upon the customer informing the Company that it will keep the inventory. Accordingly, the Company does not recognize revenue on these consignment transactions until the earlier of (1) the customer informing the Company that it will keep the inventory or (2) the expiration of the right of return period.

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

The Company also offers a cooperative advertising program to certain of its wholesale customers that reimburses, via a credit towards future purchases, a portion of their marketing costs based on the customers’ net purchases from the Company and is subject to the customer providing documentation of all advertising performed that includes the Company’s products. For the years ended December 31, 2015 and 2014, these approximate amounts were a credit of ($4,000) and $321,000, respectively, and are included as a component of sales and marketing expenses.  The credit for the year ended December 31, 2015 is a result of the decision of our domestic distributors to not utilize the advertising credits we had accrued during 2014 within the allowable period that we reversed during the three months ended March 31, 2015.

Advertising expenses, inclusive of the cooperative advertising program, for the years ended December 31, 2015 and 2014 were approximately $1.76 million and $1.84 million, respectively.

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

Fair value of stock options using the Black-Scholes-Merton option pricing model is estimated on the date of grant utilizing certain assumptions for dividend yield, expected volatility, risk-free interest rate, and expected lives of the awards, as follows:

•	Dividend yield - Although the Company issued dividends in prior years, a dividend yield of zero is used due to the uncertainty of future dividend payments.

•	Expected volatility - Volatility is a measure of the amount by which a financial variable such as share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company estimates expected volatility giving primary consideration to the historical volatility of its common stock.

•	Risk-free interest rate - The risk-free interest rate is based on the published yield available on U.S. Treasury issues with an equivalent term remaining equal to the expected life of the stock option.

•	Expected lives - The expected lives of the stock options issued in 2015 and 2014 represent the estimated period of time until exercise or forfeiture and are based on the simplified method of using the mid-point between the vesting term and the original contractual term. Stock options issued prior to 2014 were expensed using expected lives that represented the time until exercise or forfeiture using historical information.

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

The following table reconciles the differences between the basic and diluted net loss per share presentations:

	Year Ended December 31,
	2015	2014
Numerator:
Net loss	$(9,573,059)	$(13,097,023)

Denominator:
Weighted average common shares outstanding:
Basic	20,407,764	20,295,618
Stock options	-	-
Diluted	20,407,764	20,295,618

Net loss per common share:
Basic	$(0.47)	$(0.65)
Diluted	$(0.47)	$(0.65)

For the years ended December 31, 2015 and 2014, stock options to purchase approximately 2.21 million and 1.67 million shares, respectively, were excluded from the computation of diluted net loss per common share because the exercise price of the stock options was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to net loss per common share.  For the year ended December 31, 2015, 425,000 restricted shares that have been issued but not yet vested have been excluded from the computation of diluted net loss per common share.

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

In July 2015, the FASB issued new accounting guidance that will require an entity to measure inventory valued under the average cost method from the lower of cost or market to the lower of cost or net realizable value, with net realizable value defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. No other changes were made to the current guidance on inventory measurement. This guidance is effective on a prospective basis for public entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early application is permitted as of the beginning of an interim or annual reporting period.  The Company does not anticipate early adoption at this time and is currently evaluating the impact of this guidance on its consolidated financial statements.

In November 2015, the FASB issued new accounting guidance that requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual report period. The amendments in this guidance may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. The Company adopted this standard as of December 31, 2015 with prospective application. As a result, the Company reclassified its deferred tax assets classified as current to noncurrent and its deferred tax liabilities classified as current to noncurrent in its December 31, 2015 consolidated balance sheet. Prior balance sheets presented were retrospectively adjusted.

In February 2016, the FASB issued new guidance that establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  The Company is currently evaluating the impact of its pending adoption of the new standard on its consolidated financial statements.

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

During 2014 and 2015, the Company managed its business primarily through the three distribution channels that it used to sell its product lines, loose jewels and finished jewelry. Accordingly, the Company determined its three operating and reportable segments to be wholesale distribution transacted through the parent entity, and the two direct-to-consumer distribution channels transacted through the Company’s wholly owned operating subsidiaries, Moissanite.com, LLC and Charles & Colvard Direct, LLC.  The accounting policies of these three segments are the same as those described in Note 2, “Basis of Presentation and Significant Accounting Policies.” On March 4, 2016, the Company divested its direct-to-consumer home party business previously operated through its Charles & Colvard Direct, LLC (dba Lulu Avenue®) subsidiary.  Consequently, for future periods the Company will re-evaluate how it manages its business and discloses its operating and reportable segments.

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

The Company allocates certain general and administrative expenses from its parent entity to its two direct-to-consumer distribution segments primarily based on net sales and number of employees to arrive at segment operating loss. Unallocated expenses, which also include interest and taxes, remain in the parent entity’s wholesale distribution segment.

Summary financial information by reportable segment is as follows:

	Year Ended December 31, 2015
	Wholesale	Moissanite.com	Charles & Colvard Direct	Total
Net sales
Loose jewels	$14,581,554	$531,695	$(45)	$15,113,204
Finished jewelry	5,683,478	4,896,565	5,073,870	15,653,913
Total	$20,265,032	$5,428,260	$5,073,825	$30,767,117

Product line cost of goods sold
Loose jewels	$9,375,195	$83,964	$65	$9,459,224
Finished jewelry	3,867,080	2,429,684	1,242,623	7,539,387
Total	$13,242,275	$2,513,648	$1,242,688	$16,998,611

Product line gross profit
Loose jewels	$5,206,359	$447,731	$(110)	$5,653,980
Finished jewelry	1,816,398	2,466,881	3,831,247	8,114,526
Total	$7,022,757	$2,914,612	$3,831,137	$13,768,506

Operating loss	$(3,736,111)	$(1,328,117)	$(4,485,787)	$(9,550,015)

Depreciation and amortization	$652,326	$106,461	$104,566	$863,353

Total assets	$43,881,011	$174,899	$84,928	$44,140,838

Capital expenditures	$291,372	$116,080	$20,676	$428,128

	Year Ended December 31, 2014
	Wholesale	Moissanite.com	Charles & Colvard Direct	Total
Net sales
Loose jewels	$12,324,045	$600,505	$1,820	$12,926,370
Finished jewelry	8,452,800	2,812,158	1,449,321	12,714,279
Total	$20,776,845	$3,412,663	$1,451,141	$25,640,649

Product line cost of goods sold
Loose jewels	$7,458,355	$100,851	$7,623	$7,566,829
Finished jewelry	6,584,937	1,371,056	472,189	8,428,182
Total	$14,043,292	$1,471,907	$479,812	$15,995,011

Product line gross profit
Loose jewels	$4,865,690	$499,654	$(5,803)	$5,359,541
Finished jewelry	1,867,863	1,441,102	977,132	4,286,097
Total	$6,733,553	$1,940,756	$971,329	$9,645,638

Operating loss	$(4,802,435)	$(1,265,035)	$(2,976,754)	$(9,044,224)

Depreciation and amortization	$887,287	$174,562	$46,106	$1,107,955

Total assets	$51,183,888	$128,049	$114,460	$51,426,397

Capital expenditures	$1,093,055	$1,386	$1,262	$1,095,703

A reconciliation of the Company’s product line cost of goods sold to cost of goods sold as reported in the consolidated financial statements is as follows:

	Year Ended December 31,
	2015	2014
Product line cost of goods sold	$16,998,611	$15,995,011
Non-capitalized manufacturing and production control expenses	1,388,567	949,385
Freight out	698,840	284,944
Inventory valuation allowances	436,000	295,000
Other inventory adjustments	1,030,689	488,995
Cost of goods sold	$20,552,707	$18,013,335

The Company’s net inventories by product line maintained in the parent entity’s wholesale distribution segment are as follows:

	December 31,
	2015	2014
Loose jewels
Raw materials	$6,741,712	$4,658,692
Work-in-process	5,516,799	5,752,103
Finished goods	15,877,436	21,495,873
Finished goods on consignment	55,388	46,284
Total	$28,191,335	$31,952,952

Finished jewelry
Raw materials	$190,427	$258,707
Work-in-process	514,946	540,576
Finished goods	3,193,569	5,557,417
Finished goods on consignment	200,613	578,200
Total	$4,099,555	$6,934,900

Supplies inventories of approximately $38,000 and $51,000 at December 31, 2015 and 2014, respectively, included in finished goods inventories in the consolidated financial statements are omitted from inventories by product line because they are used in both product lines and are not maintained separately. The Company’s two operating subsidiaries comprising the two direct-to-consumer distribution segments carry no net inventories, and inventory is transferred without intercompany markup from the parent entity’s wholesale distribution segment as product line cost of goods sold when sold to the end consumer.

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

	Year Ended December 31,
	2015	2014
Net sales
United States	$27,297,901	$22,101,974
International	3,469,216	3,538,675
Total	$30,767,117	$25,640,649

	December 31,
	2015	2014
Property and equipment, net
United States	$1,615,683	$1,859,355
International	-	-
Total	$1,615,683	$1,859,355

	December 31,
	2015	2014
Intangible assets, net
United States	$15,362	$39,050
International	55,724	177,897
Total	$71,086	$216,947

4.	FAIR VALUE MEASUREMENTS

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

The Company evaluates assets and liabilities subject to fair value measurements on a recurring and non-recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by management of the Company. The financial instruments identified as subject to fair value measurements on a recurring basis are cash and cash equivalents, trade accounts receivable, and trade accounts payable. All financial instruments are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these financial instruments.

Assets that are measured at fair value on a non-recurring basis include property and equipment, leasehold improvements, and intangible assets, comprising patents, license rights, and trademarks. These items are recognized at fair value when they are considered to be impaired. As of December 31, 2015, no assets were identified for impairment. Level 3 inputs are primarily based on the estimated future cash flows of the asset determined by market inquiries to establish fair market value of used machinery or future revenue expected to be generated with the assistance of patents, license rights, and trademarks.

5.	INVENTORIES

The Company’s total inventories, net of reserves, consisted of the following as of December 31, 2015 and 2014:

	December 31,
	2015	2014
Raw materials	$6,932,139	$4,917,399
Work-in-process	6,031,745	6,292,679
Finished goods	20,441,535	27,985,067
Finished goods on consignment	293,001	677,484
Less inventory reserves	(1,370,000)	(934,000)
Total	$32,328,420	$38,938,629

Short-term portion	$10,739,798	$13,320,639
Long-term portion	21,588,622	25,617,990
Total	$32,328,420	$38,938,629

Periodically, the Company ships finished goods inventory to wholesale customers on consignment terms. Under these terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. Finished goods on consignment at December 31, 2015 and 2014 are net of shrinkage reserves of $37,000 and $53,000, respectively, to allow for certain loose jewels and finished jewelry on consignment with wholesale customers that may not be returned or may be returned in a condition that does not meet the Company’s current grading or quality standards.

Total net loose jewel inventories at December 31, 2015 and 2014, including inventory on consignment net of reserves, were $28.19 million and $31.95 million, respectively. The loose jewel inventories at December 31, 2015 and 2014 include shrinkage reserves of $50,000 and $17,000, respectively, which includes $10,000 and $17,000 of shrinkage reserves on inventory on consignment at December 31, 2015 and 2014, respectively. Loose jewel inventories at December 31, 2015 and 2014 also include recut reserves of $449,000 and $216,000, respectively.  During the year ended December 31, 2015, management identified an opportunity to sell approximately $2.28 million of slow-moving loose jewel inventory of less desirable quality.  As a result of this sale and feedback from customers on the value of some of these goods, the Company determined a lower of cost or market reserve of $352,000 was required on some of the remaining inventory of these lower quality goods.  In view of the foregoing factors, management has concluded that no excess or obsolete loose jewel inventory reserve requirements existed as of December 31, 2015 and 2014 on goods other than the lower quality goods noted previously.

Total net jewelry inventories at December 31, 2015 and 2014, including inventory on consignment net of reserves, finished jewelry featuring moissanite manufactured by the Company since entering the finished jewelry business in 2010, and fashion finished jewelry purchased by the Company for sale through Lulu Avenue®, were $4.10 million and $6.93 million, respectively. Jewelry inventories consist primarily of finished goods, a portion of which the Company acquired as part of a January 2009 settlement agreement with a former manufacturer customer to reduce the outstanding receivable to the Company. Due to the lack of a plan to market this inventory at that time, a jewelry inventory reserve was established to reduce the majority of the acquired jewelry inventory value to scrap value, or the amount the Company would expect to obtain by melting the gold in the jewelry and returning to loose-jewel finished goods inventory those jewels that meet grading standards. The scrap reserve established for this acquired inventory at the time of the agreement is adjusted at each reporting period for the market price of gold and has generally declined as the associated jewelry is sold down. At December 31, 2015, the balance decreased to $4,000 from $101,000 at December 31, 2014 as a result of melting a majority of the jewelry, some sell down of the inventory during the year, and change in gold prices. Because the finished jewelry the Company began manufacturing in 2010 after it entered that business was made pursuant to an operational plan to market and sell the inventory, it is not subject to this reserve. The finished jewelry inventories at December 31, 2015 and 2014 also include shrinkage reserves of $95,000 and $192,000, respectively, including shrinkage reserves of $27,000 and $36,000 on inventory on consignment, respectively; and a repairs reserve of $31,000 and $127,000, respectively.

The need for adjustments to inventory reserves is evaluated on a period-by-period basis.

6.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2015	2014
Computer software	$1,771,102	$1,622,806
Machinery and equipment	922,532	818,362
Computer hardware	855,348	750,776
Leasehold improvements	1,030,423	1,002,357
Furniture and fixtures	302,064	259,944
Total	4,881,469	4,454,245
Less accumulated depreciation	(3,265,786)	(2,594,890)
Property and equipment, net	$1,615,683	$1,859,355

Depreciation expense for the years ended December 31, 2015 and 2014 was approximately $672,000 and $946,000, respectively.

7.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31,		Weighted Average Amortization Period
	2015	2014	(in Years)
Patents	$958,604	$912,862	0.4
Trademarks	50,208	50,208	1.8
License rights	6,718	6,718	0.0
Total	1,015,530	969,788
Less accumulated amortization	(944,444)	(752,841)
Intangible assets, net	$71,086	$216,947

Amortization expense for the years ended December 31, 2015 and 2014 was approximately $192,000 and $162,000, respectively. Amortization expense on existing intangible assets is estimated to be $63,000 for 2016, and $8,000 for 2017.

8.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

In March 2004, the Company entered into a seven-year lease, beginning in August 2004, for approximately 16,500 square feet of mixed-use space from an unaffiliated third-party at a base cost with escalations throughout the lease term plus additional common-area expenses based on the Company’s proportionate share of the lessor’s operating costs. The lease provided for two rent holidays, during which no rent was payable, and a moving allowance. In January 2011, the Company amended the lease effective January 1, 2011 to extend the term through January 2017 in exchange for a reduced rental rate and 50% rent abatement in the first 12 months of the extended term.  The amended lease included 3% annual rent escalations and a one-time option to terminate the lease effective as of July 31, 2014. The Company exercised this right to terminate the lease by giving notice to the lessor prior to October 31, 2013.  The cost to terminate the lease effective July 31, 2014 was approximately $112,000, which the Company paid at the time notice was given to terminate the lease.  This amount reflects all unamortized lease transaction costs, including, without limitation, all rent abated since January 1, 2011, plus two months’ rent at the then-current rental rate.  On December 9, 2013, the Company entered into a Lease Agreement, as amended on December 23, 2013 and April 15, 2014 (the “Lease Agreement”), for a new corporate headquarters, which occupies approximately 36,350 square feet of office, storage, and light manufacturing space. The Company took possession of the leased property on May 23, 2014 once certain improvements to the leased space were completed, and did not have access to the property before this date.  These improvements and other lease signing and moving incentives offered by the landlord totaled approximately $550,000 and $73,000, respectively, which will be amortized over the life of the lease until October 31, 2021.  Included in the Lease Agreement is a seven-month rent abatement period effective June 2014 through December 2014.

The Company recognizes rent expense on a straight-line basis, giving consideration to the rent holidays and escalations, the lease signing and moving allowance to be paid to the Company, and the rent abatement.

As of December 31, 2015, the Company’s future minimum payments under the operating leases were as follows:

2016	$569,138
2017	584,789
2018	600,871
2019	617,395
2020	634,373
Thereafter	541,957
Total	$3,548,523

Rent expense for the years ended December 31, 2015 and 2014 was approximately $504,000 and $373,000, respectively.

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

During the year ended December 31, 2015 and 2014, the Company purchased approximately $6.86 million and $5.84 million, respectively, of SiC crystals from Cree.

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

On June 25, 2014, the Company and its wholly owned subsidiaries, Charles & Colvard Direct, LLC, and Moissanite.com, LLC (collectively, the “Borrowers”), obtained a $10,000,000 asset-backed revolving credit facility (the “Credit Facility”) from Wells Fargo. The Credit Facility will be used for general corporate and working capital purposes, including transaction fees and expenses incurred in connection therewith and the issuance of letters of credit up to a $1,000,000 sublimit. The Credit Facility will mature on June 25, 2017.

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

As of December 31, 2015, the Company had not borrowed against the Credit Facility.

10.	SHAREHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, no par value. As of December 31, 2015 and 2014, it had 21,111,585 and 20,382,333 shares of common stock outstanding, respectively. Holders of common stock are entitled to one vote for each share held.

In November 2009, the Board of Directors authorized a repurchase program for up to 1,000,000 shares of the Company’s common stock. On August 6, 2013, the Board authorized the extension of the Company’s share repurchase program for an additional 12 months. The program, which was originally authorized on November 13, 2009, authorized the Company to repurchase up to 1,000,000 shares of the Company’s common stock until August 12, 2014 in open market or in privately negotiated transactions. The Company expected to use available cash to finance these purchases and would determine the timing and amount of stock repurchases based on the Company’s evaluation of market conditions, the market price of the Company’s common stock, and management’s assessment of the Company’s liquidity and cash flow needs. The Company had no obligations to repurchase shares under the program and the program could be suspended or terminated at any time.  The Company did not repurchase any shares under this program during the year ended December 31, 2014.  The Company did not extend the plan past its expiration due to covenants within the Credit Facility described in Note 9, “Line of Credit.”

Preferred Stock

The Board of Directors is authorized, without further shareholder approval, to issue up to 10,000,000 shares of preferred stock, no par value. The preferred stock may be issued from time to time in one or more series. No shares of preferred stock had been issued as of December 31, 2015.

Equity Compensation Plans

1997 Omnibus Stock Plan

In 1997, the Company adopted the 1997 Omnibus Stock Plan of Charles & Colvard, Ltd. (the “1997 Omnibus Plan”). The 1997 Omnibus Plan authorized the Company to grant stock options, stock appreciation rights, and restricted stock awards (collectively, “awards”) to selected employees, independent contractors, and directors of the Company and related corporations in order to promote a closer identification of their interests with those of the Company and its shareholders. All stock options granted under the 1997 Omnibus Plan have an exercise price equal to the market price of the Company’s common stock on the date the stock option was granted. Stock options granted to employees under the 1997 Omnibus Plan generally vest over three years and have terms of up to 10 years, with the exception of stock options granted in 2005 under the Executive Compensation Plan (which is governed by and subject to the 1997 Omnibus Plan) that vested immediately and stock options granted in 2006 under the Executive Compensation Plan that vested at the end of three years. Stock options granted to the Board of Directors under the 1997 Omnibus Plan generally vested over one year and have terms of up to 10 years. The terms of stock options granted to independent contractors varied depending on the specific grant, but the terms are no longer than 10 years. Restricted stock awards granted to members of the Board of Directors vested at the end of one year. The 1997 Omnibus Plan expired (with respect to future grants) on September 30, 2007. As of December 31, 2015 and 2014, there were 540 and 11,776 stock options outstanding under the 1997 Omnibus Plan, respectively.

2008 Stock Incentive Plan

In May 2008, the shareholders of the Company approved the adoption of the Charles & Colvard, Ltd. 2008 Stock Incentive Plan, as amended on March 31, 2015 and approved by the shareholders of the Company on May 20, 2015 (the “2008 Plan”), which replaced the 1997 Omnibus Plan. The 2008 Plan authorizes the Company to grant stock options, stock appreciation rights, restricted stock, and other equity awards to selected employees, directors, and independent contractors. The aggregate number of shares of the Company’s common stock that may be issued pursuant to awards granted under the 2008 Plan shall not exceed the sum of 4,500,000 plus any shares of common stock subject to an award granted under the 1997 Omnibus Plan or any other stock incentive plan maintained by the Company prior to the 2008 Plan (each, a “Prior Plan”) that is forfeited, cancelled, terminated, expires, or lapses for any reason without the issuance of shares pursuant to the award, or shares subject to an award granted under a Prior Plan which shares are forfeited to, or repurchased or reacquired by, the Company. Stock options granted to employees under the 2008 Plan generally vest over three years and have terms of up to 10 years. The vesting schedules and terms of stock options granted to independent contractors vary depending on the specific grant, but the terms are no longer than 10 years. Restricted stock awards granted to members of the Board of Directors vest at the end of one year on the date of the Annual Meeting of Shareholders. The vesting schedules of restricted stock awards granted to employees or independent contractors vary depending on the specific grant but are generally three years or less. Only stock options and restricted stock have been granted under the 2008 Plan. As of December 31, 2015 and 2014, there were 2,212,160 and 1,654,170 stock options outstanding under the 2008 Plan, respectively.

Stock-Based Compensation

The following table summarizes the components of the Company’s stock-based compensation included in net loss:

	Year Ended December 31,
	2015	2014
Employee stock options	$697,269	$840,568
Consultant stock options	257,342	-
Restricted stock awards	816,286	846,955
Total	$1,770,897	$1,687,523

Due to the Company’s valuation allowance against deferred tax assets as discussed further in Note 11, “Income Taxes,” the income tax benefits for 2015 and 2014 were fully reserved.

No stock-based compensation was capitalized as a cost of inventory during the years ended December 31, 2015 and 2014.

Stock Options

The following is a summary of the stock option activity for the years ended December 31, 2015 and 2014:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2013	1,204,297	$3.14
Granted	535,000	$2.49
Exercised	-	$-
Forfeited	(30,775)	$2.51
Expired	(42,576)	$3.64
Outstanding, December 31, 2014	1,665,946	$2.93
Granted	1,413,765	$1.28
Exercised	(241,752)	$0.71
Forfeited	(132,731)	$3.08
Expired	(492,528)	$3.17
Outstanding, December 31, 2015	2,212,700	$2.06

The weighted average grant date fair value of stock options granted during the years ended December 31, 2015 and 2014 was $0.72 and $1.67, respectively. The total fair value of stock options that vested during the years ended December 31, 2015 and 2014 was approximately $862,000 and $805,000, respectively. The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions for stock options granted during the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
Dividend yield	0.0%	0.0%
Expected volatility	63.8%	81.1%
Risk-free interest rate	1.64%	1.77%
Expected lives (years)	5.7	5.8

The following table summarizes information about stock options outstanding at December 31, 2015:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Balance as of 12/31/2015	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 12/31/2015	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 12/31/2015	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
2,212,700	8.26	$2.06	1,008,577	7.03	$2.47	2,113,395	8.21	$2.08

As of December 31, 2015, the unrecognized stock-based compensation expense related to unvested stock options was approximately $891,000, which is expected to be recognized over a weighted average period of approximately 20 months.

The aggregate intrinsic value of stock options outstanding, exercisable, and vested or expected to vest at December 31, 2015 was approximately $13,000 for each. These amounts are before applicable income taxes and represent the closing market price of the Company’s common stock at December 31, 2015 less the grant price, multiplied by the number of stock options that had a grant price that is less than the closing market price. This amount represents the amount that would have been received by the optionees had these stock options been exercised on that date. During the years ended December 31, 2015 and 2014, the aggregate intrinsic value of stock options exercised was approximately $167,000 and $0, respectively.

Restricted Stock

The following is a summary of the restricted stock activity for the years ended December 31, 2015 and 2014:

	Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2013	350,903	$4.26
Granted	185,032	$2.09
Vested	(248,929)	$3.77
Canceled	-	$-
Unvested, December 31, 2014	287,006	$3.29
Granted	487,500	$1.38
Vested	(349,506)	$2.36
Canceled	-	$-
Unvested, December 31, 2015	425,000	$1.87

The unvested restricted shares as of December 31, 2015 are all performance-based restricted shares that will vest, subject to achievement of performance goals, on March 17, 2016.  As of December 31, 2015, the estimated unrecognized stock-based compensation expense related to these unvested restricted shares subject to the achievement of performance goals was approximately $295,000, all of which is expected to be recognized over a weighted average period of approximately four months.

Dividends

The Company has not paid any cash dividends during the years ended December 31, 2015 and 2014.

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

Income tax net expense comprises the following:

	Year Ended December 31,
	2015	2014
Current:
Federal	$-	$-
State	(12,821)	(7,749)
Total	(12,821)	(7,749)

Deferred:
Federal	-	(3,691,163)
State	-	(353,051)
Total	-	(4,044,214)
Income tax net expense	$(12,821)	$(4,051,963)

Significant components of the Company’s deferred income tax assets are as follows:

	December 31,
	2015	2014

Reserves and accruals	$1,578,374	$1,472,997
Prepaid expenses	(50,966)	(48,427)
Federal NOL carryforwards	6,762,537	4,185,179
State NOL carryforwards	583,651	616,655
Hong Kong NOL carryforwards	995,566	995,566
Federal benefit on state taxes under uncertain tax positions	132,385	128,026
Stock-based compensation	481,917	189,045
Investment loss	-	9,373
Research tax credit	434,637	434,637
Alternative minimum tax credit	348,264	348,264
Contributions carryforward	33,582	3,929
Depreciation	(312,023)	(418,154)
Accrued rent	254,404	297,362
Loss on impairment of long-lived assets	52,226	53,533
Valuation allowance	(11,294,554)	(8,267,985)
Total	-	-
Total deferred income tax assets, net	$-	$-

A reconciliation between expected income taxes, computed at the statutory federal income tax rate of 34% applied to pretax accounting loss, and the income tax net expense included in the consolidated statements of operations for the years ended December 31, 2015 and 2014 is as follows:

	Year Ended December 31,
	2015	2014
Anticipated income tax benefit at statutory rate	$3,315,420	$3,075,321
State income tax benefit, net of federal tax effect	35,814	215,109
Capital loss carryforward expiration	(9,227)	-
Income tax effect of uncertain tax positions	(8,461)	(8,080)
Return to provision adjustments	(82,341)	(2,751)
Stock-based compensation	(215,030)	(279,985)
Other changes in deferred income tax assets, net	(22,414)	25,493
Increase in valuation allowance	(3,026,582)	(7,077,070)
Income tax net expense	$(12,821)	$(4,051,963)

As of each reporting date, management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. Management had previously considered various strategic alternatives that would reduce the Company’s pre-tax operating losses, resulting in management determining that a valuation allowance was not necessary at March 31, 2014.  During the three months ended June 30, 2014, management determined that such strategic alternatives were no longer in the Company’s best interest.  Accordingly, management concluded that the positive evidence was no longer sufficient to offset available negative evidence, primarily as a result of the pre-tax operating losses incurred during the six months ended June 30, 2014, and forecasted to continue through the remainder of 2014.  As a result, management concluded that it was uncertain that the Company would have sufficient future taxable income to utilize its deferred tax assets, and therefore, management established a valuation allowance against the Company’s deferred tax assets resulting in a tax expense of $4.05 million for the year ended December 31, 2014.  This valuation allowance remained as of December 31, 2015.

As of December 31, 2015, the Company had approximately $882,000 of remaining federal income tax credits, $533,000 of which expire between 2018 and 2021 and the balance without an expiration, which can be carried forward to offset future income taxes. As of December 31, 2015, the Company had federal tax net operating loss carryforwards under U.S. GAAP of approximately $19.89 million, expiring between 2020 and 2035, which can be used to offset against future federal taxable income, North Carolina tax net operating loss carryforwards across all of the entities of approximately $18.05 million expiring between 2023 and 2030, and various other state tax net operating loss carryforwards expiring between 2016 and 2035, which can be used to offset against future state taxable income.

As of December 31, 2015, there was approximately $6.03 million in net operating loss carryforwards in Hong Kong. In accordance with the Hong Kong tax code, these amounts can be carried forward indefinitely to offset future taxable income in Hong Kong. The Company’s deferred tax assets in Hong Kong were fully reserved with a valuation allowance of $996,000 as of December 31, 2015 and 2014 and had been fully reserved in all prior periods due to the uncertainty of future taxable income in this jurisdiction to utilize the deferred tax assets.

Uncertain Tax Positions

The gross liability for income taxes associated with uncertain tax positions at December 31, 2015 was approximately $519,000. This amount is shown net of approximately $98,000 recorded as a direct reduction to the associated deferred tax asset. The gross liability, if recognized, would favorably affect the Company’s effective tax rate.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of the provision for income taxes. For each of the years ended December 31, 2015 and 2014, the Company accrued approximately $13,000 and $12,000, respectively, of interest and penalties associated with uncertain tax positions.  Including the interest and penalties recorded for uncertain tax positions, there is a total of approximately $152,000 and $139,000 of interest and penalties included in the accrued income tax liability for uncertain tax positions at December 31, 2015 and 2014, respectively. To the extent interest and penalties are not ultimately incurred with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

In all of the significant federal and state jurisdictions where it is required to file income tax returns, the Company has analyzed filing positions for all tax years in which the statute of limitations is open. The only periods subject to examination by the major tax jurisdictions where the Company does business are the 2012 through 2014 tax years. The Company does not believe that the outcome of any examination will have a material impact on its consolidated financial statements and does not expect settlement on any uncertain tax positions within the next 12 months.

The following summarizes the activity related to the Company’s gross liability for uncertain tax positions from January 1, 2014 through December 31, 2015:

Balance as of January 1, 2014	$494,222
Increases related to prior year tax positions	12,241
Balance as of December 31, 2014	506,463
Increases related to prior year tax positions	12,821
Balance as of December 31, 2015	$519,284

12.	MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

At times, a portion of the Company’s accounts receivable will be due from customers that have individual balances in excess of 10% of the Company’s total net accounts receivable.  The following is a summary of customers that represent greater than or equal to 10% of total net accounts receivable as of December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
Customer A	17%	28%
Customer B	14%	10%
Customer C	11%	*
Customer D	10%	*

*Customers C and D did not have individual balances that represented a significant portion of total net accounts receivable as of December 31, 2014.

A significant portion of sales is derived from certain customer relationships. The following is a summary of customers that represent greater than or equal to 10% of total gross sales:

	Year Ended December 31,
	2015	2014
Customer A	21%	28%
Customer B	-1%	10%

The Company records its sales return allowance at the corporate level based on several factors including historical sales return activity and specific allowances for known customer returns.  For this disclosure, the Company reports the customer activity without effect of specific sales return allowances.  Customer B returned goods in excess of its purchases during the year ended December 31, 2015; however, these returns did not affect current period revenue as these returns had been specifically reserved as of December 31, 2014.  As these returns were received from Customer B, the Company reduced its sales return allowance related to these returns.

13.	EMPLOYEE BENEFIT PLAN

All full-time employees who meet certain age and length of service requirements are eligible to participate in the Company’s 401(k) Plan. The plan provides for matching contributions by the Company in such amounts as the Board of Directors may annually determine, as well as a 401(k) option under which eligible participants may defer a portion of their salaries. The Company contributed a total of $120,000 and $129,000 to the plan during the years ended December 31, 2015 and 2014, respectively.

14.	SUBSEQUENT EVENTS

On February 4, 2016, the Company’s Board of Directors made the strategic decision to explore a potential divestiture of the direct-to-consumer home party business operated through Charles & Colvard Direct, LLC.  After careful analysis of the Company’s core competencies, go-to-market strategies, and intent to advance toward profitability, the management team and Board of Directors determined a divestiture of this distribution channel to be in both the Company’s and its shareholders’ best interests.

On March 4, 2016, the Company and Charles & Colvard Direct, LLC entered into an asset purchase agreement with Yanbal, pursuant to which Yanbal agreed to purchase certain assets of Charles & Direct, LLC (the “Transferred Assets”).  The transactions contemplated by the asset purchase agreement also closed on March 4, 2016 (the “Closing Date”).

Pursuant to the terms of the asset purchase agreement, the Transferred Assets included, among other things, (i) an inventory credit to be used towards $250,000 in existing non-moissanite and moissanite inventory as of the Closing Date, consisting of Charles & Colvard Direct, LLC’s current jewelry offered under the “Lulu Avenue” trademarks, (ii) all existing marketing collateral such as packaging and catalogs for Charles & Colvard Direct, LLC’s current jewelry offered under the “Lulu Avenue” trademarks as of the Closing Date, (iii) certain assigned contracts, (iv) style advisor and customer lists, and (v) all intellectual property rights owned by the Company and Charles & Colvard Direct, LLC and used solely in connection with the operation of Charles & Colvard Direct, LLC’s direct-to-consumer home party business of the sale of fashion jewelry and related products and services in the United States, excluding the “Lulu Avenue” and “Love Knot” trademarks and other “Lulu Avenue” specific intellectual property such as the domain name www.luluavenue.com and all content located on such website (the “Lulu Intellectual Property”).  The inventory credit and an exclusive, nontransferable license to use the Lulu Intellectual Property that was also granted to Yanbal on the Closing Date will expire on July 31, 2016.  After the Closing Date, the Company and Charles & Colvard Direct, LLC may not engage in the direct-to-consumer home party business and may not solicit style advisors or customers of the direct-to-consumer home party business. The Company has also agreed to provide to Yanbal certain transition services.

The purchase price for the Transferred Assets was $500,000, and Yanbal assumed certain liabilities related to the Transferred Assets.  The Purchase Agreement contains various representations, warranties, covenants, and indemnities that are customary for a transaction of this nature.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. During the three months ended December 31, 2015, we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In making the assessment of internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment and those criteria, management determined that our internal control over financial reporting was effective as of December 31, 2015.

Item 9B.	Other Information

Approval of 2016 Senior Management Equity Incentive Program

On March 4, 2016, the Compensation Committee of our Board approved the Charles & Colvard, Ltd. 2016 Senior Management Equity Incentive Program, or the 2016 Program, with effect as of January 1, 2016. The 2016 Program supersedes and replaces all prior long-term incentive plans or programs.

The 2016 Program provides a long-term incentive opportunity for our executive officers and vice presidents, or the Eligible Employees, through grants of restricted stock awards with both performance and service measures. Achievement of an Eligible Employee’s performance measures will be measured by the Compensation Committee as follows:  (i) 50% of each restricted stock award will be based on the achievement of shared company goals regarding revenue, EBITDA and departmental budgets, or the Company Measures, and (ii) 50% of each restricted stock award will be based on the achievement of individual performance goals, or the Personal Measures, both for the period from January 1, 2016 to December 31, 2016. We must achieve 100% of the Company Measures in order for 50% vesting of the restricted stock award. For the remaining 50% vesting of the restricted stock award, an Eligible Employee may achieve from 0% to 100% of his or her Personal Measures, and 50% of the amount of his or her restricted stock award will be reduced by any performance that is measured below 100% accordingly.  If certain EBITDA or revenue thresholds are not achieved, 100% of the restricted stock awards will be forfeited. The Personal Measures and Company Measures are determined by the Compensation Committee and may be modified by the Compensation Committee to reflect certain types of events as permitted by our 2008 Stock Incentive Plan, or the 2008 Plan. In addition, an Eligible Employee must remain in continuous service until March 4, 2017 for restrictions to fully lapse.

Under the 2016 Program, the Compensation Committee has granted the Chief Executive Officer 150,000 shares of restricted stock, the Chief Financial Officer and Chief Revenue Officer 75,000 shares of restricted stock, and each Vice President 35,000 shares of restricted stock. The 2016 Program also provides the Compensation Committee discretion to make additional equity compensation awards above the target award level in recognition of extraordinary performance. All awards granted pursuant to the 2016 Program are issued under and pursuant to the 2008 Plan and subject to the terms of our standard performance-based restricted stock award agreement.

Receipt of NASDAQ Deficiency Letter

On March 7, 2016, we received a notification letter from NASDAQ’s Listing Qualifications Department indicating that we are not in compliance with NASDAQ Listing Rule 5450(a)(1), because the minimum bid price of our common stock on the NASDAQ Global Select Market has closed below $1.00 per share for 30 consecutive business days.  The notification letter has no immediate effect on the NASDAQ listing or trading in our common stock.

In accordance with NASDAQ Listing Rule 5810(c)(3)(A), we have 180 calendar days, or until September 6, 2016, to regain compliance with the minimum $1.00 bid price per share requirement.  To regain compliance, any time before September 6, 2016, the bid price of our common stock must close at $1.00 per share or more for a minimum of 10 consecutive business days.

If we do not regain compliance by September 6, 2016, we expect that NASDAQ will provide written notification to us that our common stock will be delisted. At that time, we may appeal NASDAQ’s delisting determination to a NASDAQ hearing panel. Alternatively, we may be eligible to transfer to The NASDAQ Capital Market in order to receive an additional 180-day grace period if we satisfy all of the requirements, other than the minimum bid price requirement, for listing on The NASDAQ Capital Market.

We intend to actively monitor the bid price of our common stock and will consider available options to regain compliance with the listing requirements.

Title Change of Chief Operating Officer

On March 8, 2016, Steve Larkin’s title changed from Chief Operating Officer to Chief Revenue Officer.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Item 14.	Principal Accounting Fees and Services

The information called for in Items 10 through 14 is incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of fiscal 2015.

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

2.1
Asset Purchase Agreement, effective March 4, 2016, by and among Yanbal USA, Inc., Charles & Colvard, Ltd., and Charles & Colvard Direct, LLC (incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, as filed with the SEC on March 8, 2016)

2.2
List of Schedules Omitted from Asset Purchase Agreement included as Exhibit 2.1 above (incorporated herein by reference to Exhibit 2.2 to our Current Report on Form 8-K, as filed with the SEC on March 8, 2016)

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

10.26	Board Compensation Program, effective March 16, 2011 (incorporated herein by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the year ended December 31, 2010)+

10.27	Board Compensation Program, effective May 21, 2014 (incorporated herein by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2013)+

10.28	Board Compensation Program, effective January 1, 2015 (incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K for the year ended December 31, 2014)+

10.29	Board Compensation Program, effective January 1, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on September 10, 2015)+

10.30	Charles & Colvard, Ltd. 2008 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on May 21, 2015)+

10.31
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

10.35
Form of Director Nonqualified Stock Option Agreement under the Charles & Colvard, Ltd. 2008 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.28 to our Annual Report on Form 10-K for the year ended December 31, 2013)+

10.36	Charles & Colvard, Ltd. Short-Term Incentive Plan, effective January 1, 2014 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on April 21, 2014)+

10.37	Charles & Colvard, Ltd. Long-Term Incentive Program, effective January 1, 2014 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on April 21, 2014)+

10.38
Form of Restricted Stock Award Agreement pursuant to the Charles & Colvard, Ltd. Long-Term Incentive Program (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, as filed with the SEC on April 21, 2014)+

10.39
Form of Employee Nonqualified Stock Option Agreement pursuant to the Charles & Colvard, Ltd. Long-Term Incentive Program (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, as filed with the SEC on April 21, 2014)+

10.40
Form of Restricted Stock Award Agreement (Performance-Based) under the Charles & Colvard, Ltd. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, as filed with the SEC on March 23, 2015)+

10.41
Charles & Colvard, Ltd. 2015 Senior Management Equity Incentive Program, effective January 1, 2015 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on May 8, 2015)+

10.42	Charles & Colvard, Ltd. 2016 Senior Management Equity Incentive Program, effective January 1, 2016+

10.43	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.109 to our Current Report on Form 8-K, as filed with the SEC on December 10, 2007)+

10.44
Employment Agreement, effective as of November 5, 2009, by and between Charles & Colvard, Ltd. and Randy N. McCullough (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on November 12, 2009)+

10.45
Employment Agreement, effective as of May 6, 2013, by and between Charles & Colvard, Ltd. and Steve Larkin (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on April 22, 2013)+

10.46	First Amendment to Employment Agreement, dated March 8, 2016, by and between Charles & Colvard, Ltd. and Steve Larkin+

10.47
Employment Agreement, effective as of August 5, 2013, by and between Charles & Colvard, Ltd. and Kyle Macemore (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)+

10.48
Consultant Agreement, dated September 28, 2012, between Charles & Colvard, Ltd. and Anne Butler (incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012)+

10.49
Separation of Employment Agreement, dated March 23, 2015, between Charles & Colvard, Ltd. and Randall N. McCullough (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on March 23, 2015)+

10.50
Consulting Agreement, dated March 23, 2015, by and between Charles & Colvard, Ltd. and Randall N. McCullough (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on March 23, 2015)+

10.51
Employment Agreement, effective as of March 17, 2015, by and between Charles & Colvard, Ltd. and H. Marvin Beasley (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, as filed with the SEC on March 23, 2015)+

10.52
Employment Agreement, dated December 1, 2015, between Charles & Colvard, Ltd. and Suzanne Miglucci (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)+

10.53	Transition Agreement, dated December 1, 2015, between Charles & Colvard, Ltd. And H. Marvin Beasley+

21.1	Subsidiaries of Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 21.1 to our Annual Report on Form 10-K for the year ended December 31, 2013)

23.1	Consent of BDO USA, LLP

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Charles & Colvard, Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2015 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

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

CHARLES & COLVARD, LTD.

	By:	/s/ Suzanne Miglucci
March 8, 2016		Suzanne Miglucci
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	By:	/s/ Suzanne Miglucci
March 8, 2016		Suzanne Miglucci
Director, President and Chief Executive Officer

	By:	/s/ Kyle Macemore
March 8, 2016		Kyle Macemore
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

	By:	/s/ Neal I. Goldman
March 8, 2016		Neal I. Goldman
Executive Chairman of the Board of Directors

	By:	/s/ Anne M. Butler
March 8, 2016		Anne M. Butler
Director

	By:	/s/ George R. Cattermole
March 8, 2016		George R. Cattermole
Director

	By:	/s/ Jaqui Lividini
March 8, 2016		Jaqui Lividini
Director

	By:	/s/ Ollin B. Sykes
March 8, 2016		Ollin B. Sykes
Director

EXHIBIT INDEX

Exhibit No.	Description

2.1
Asset Purchase Agreement, effective March 4, 2016, by and among Yanbal USA, Inc., Charles & Colvard, Ltd., and Charles & Colvard Direct, LLC (incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, as filed with the SEC on March 8, 2016)

2.2
List of Schedules Omitted from Asset Purchase Agreement included as Exhibit 2.1 above (incorporated herein by reference to Exhibit 2.2 to our Current Report on Form 8-K, as filed with the SEC on March 8, 2016)

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

10.26	Board Compensation Program, effective March 16, 2011 (incorporated herein by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the year ended December 31, 2010)+

10.27	Board Compensation Program, effective May 21, 2014 (incorporated herein by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2013)+

10.28	Board Compensation Program, effective January 1, 2015 (incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K for the year ended December 31, 2014)+

10.29	Board Compensation Program, effective January 1, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on September 10, 2015)+

10.30	Charles & Colvard, Ltd. 2008 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on May 21, 2015)+

10.31
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

10.35
Form of Director Nonqualified Stock Option Agreement under the Charles & Colvard, Ltd. 2008 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.28 to our Annual Report on Form 10-K for the year ended December 31, 2013)+

10.36	Charles & Colvard, Ltd. Short-Term Incentive Plan, effective January 1, 2014 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on April 21, 2014)+

10.37	Charles & Colvard, Ltd. Long-Term Incentive Program, effective January 1, 2014 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on April 21, 2014)+

10.38
Form of Restricted Stock Award Agreement pursuant to the Charles & Colvard, Ltd. Long-Term Incentive Program (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, as filed with the SEC on April 21, 2014)+

10.39
Form of Employee Nonqualified Stock Option Agreement pursuant to the Charles & Colvard, Ltd. Long-Term Incentive Program (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, as filed with the SEC on April 21, 2014)+

10.40
Form of Restricted Stock Award Agreement (Performance-Based) under the Charles & Colvard, Ltd. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, as filed with the SEC on March 23, 2015)+

10.41
Charles & Colvard, Ltd. 2015 Senior Management Equity Incentive Program, effective January 1, 2015 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on May 8, 2015)+

10.42	Charles & Colvard, Ltd. 2016 Senior Management Equity Incentive Program, effective January 1, 2016+

10.43	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.109 to our Current Report on Form 8-K, as filed with the SEC on December 10, 2007)+

10.44
Employment Agreement, effective as of November 5, 2009, by and between Charles & Colvard, Ltd. and Randy N. McCullough (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on November 12, 2009)+

10.45
Employment Agreement, effective as of May 6, 2013, by and between Charles & Colvard, Ltd. and Steve Larkin (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on April 22, 2013)+

10.46	First Amendment to Employment Agreement, dated March 8, 2016, by and between Charles & Colvard, Ltd. and Steve Larkin+

10.47
Employment Agreement, effective as of August 5, 2013, by and between Charles & Colvard, Ltd. and Kyle Macemore (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)+

10.48
Consultant Agreement, dated September 28, 2012, between Charles & Colvard, Ltd. and Anne Butler (incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012)+

10.49
Separation of Employment Agreement, dated March 23, 2015, between Charles & Colvard, Ltd. and Randall N. McCullough (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on March 23, 2015)+

10.50
Consulting Agreement, dated March 23, 2015, by and between Charles & Colvard, Ltd. and Randall N. McCullough (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on March 23, 2015)+

10.51
Employment Agreement, effective as of March 17, 2015, by and between Charles & Colvard, Ltd. and H. Marvin Beasley (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, as filed with the SEC on March 23, 2015)+

10.52
Employment Agreement, dated December 1, 2015, between Charles & Colvard, Ltd. and Suzanne Miglucci (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)+

10.53	Transition Agreement, dated December 1, 2015, between Charles & Colvard, Ltd. And H. Marvin Beasley+

21.1	Subsidiaries of Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 21.1 to our Annual Report on Form 10-K for the year ended December 31, 2013)

23.1	Consent of BDO USA, LLP

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Charles & Colvard, Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2015 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

*	Asterisks located within the exhibit denote information which has been redacted pursuant to a request for confidential treatment filed with the SEC.

+	Management contract or compensatory plan or arrangement.