Form 10-Q
period 2016-03-31
CHARLES & COLVARD LTD
filed 2016-04-29
CIK 1015155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

As of April 25, 2016, there were 21,504,735 shares of the registrant’s common stock, no par value per share, outstanding.

CHARLES & COLVARD, LTD.

FORM 10-Q
For the Quarterly Period Ended March 31, 2016

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016 (unaudited)	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$11,580,162	$5,274,305
Accounts receivable, net	2,639,594	3,852,651
Inventory, net	10,449,743	10,739,798
Prepaid expenses and other assets	660,088	701,105
Assets related to discontinued operations	72,000	83,000
Total current assets	25,401,587	20,650,859
Long-term assets:
Inventory, net	14,563,790	21,588,622
Property and equipment, net	1,501,524	1,615,683
Intangible assets, net	55,138	71,086
Other assets	246,907	214,588
Total long-term assets	16,367,359	23,489,979
TOTAL ASSETS	$41,768,946	$44,140,838

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,012,549	$3,323,148
Accrued cooperative advertising	65,000	58,000
Accrued expenses and other liabilities	718,570	891,187
Liabilities related to discontinued operations	450,000	349,000
Total current liabilities	3,246,119	4,621,335
Long-term liabilities:
Accrued expenses and other liabilities	683,704	710,223
Accrued income taxes	423,746	420,503
Total long-term liabilities	1,107,450	1,130,726
Total liabilities	4,353,569	5,752,061
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value	54,240,247	54,240,247
Additional paid-in capital – stock-based compensation	13,614,942	13,280,920
Accumulated deficit	(30,439,812)	(29,132,390)
Total shareholders’ equity	37,415,377	38,388,777
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$41,768,946	$44,140,838

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2016	2015
Net sales	$11,393,271	$7,016,086
Costs and expenses:
Cost of goods sold	9,163,888	4,428,623
Sales and marketing	1,528,585	1,357,944
General and administrative	1,442,695	1,865,363
Research and development	1,868	2,061
Total costs and expenses	12,137,036	7,653,991
Loss from operations	(743,765)	(637,905)
Other (expense) income:
Interest income	-	11
Interest expense	(1,507)	(17)
Gain on sale of long-term assets	-	125
Total other (expense) income, net	(1,507)	119
Loss before income taxes from continuing operations	(745,272)	(637,786)
Income tax net expense from continuing operations	(3,243)	(3,093)
Net loss from continuing operations	(748,515)	(640,879)

Discontinued operations
Loss from discontinued operations	(574,370)	(1,038,572)
Gain on sale of assets from discontinued operations	15,463	-
Income tax benefit from discontinued operations	-	-
Net loss from discontinued operations	(558,907)	(1,038,572)
Net loss	$(1,307,422)	$(1,679,451)

Net loss per common share:
Basic – continuing operations	$(0.04)	$(0.03)
Basic – discontinued operations	(0.02)	(0.05)
Basic – total	$(0.06)	$(0.08)

Diluted – continuing operations	$(0.04)	$(0.03)
Diluted – discontinued operations	(0.02)	(0.05)
Diluted – total	$(0.06)	$(0.08)

Weighted average number of shares used in computing net loss per common share:
Basic	20,730,419	20,107,504
Diluted	20,730,419	20,107,504

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(748,515)	$(640,879)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	146,491	192,347
Stock-based compensation	285,076	357,834
Provision for uncollectible accounts	(93,558)	1,000
Provision for sales returns	(34,000)	(579,000)
Provision for inventory reserves	55,000	204,000
Gain on sale of long-term assets	-	(125)
Changes in operating assets and liabilities:
Accounts receivable	1,340,615	963,744
Inventory	7,259,887	1,210,313
Prepaid expenses and other assets, net	8,698	(186,912)
Accounts payable	(1,310,599)	199,277
Accrued cooperative advertising	7,000	(163,000)
Accrued income taxes	3,243	3,093
Other accrued liabilities	(199,136)	313,904
Net cash provided by operating activities of continuing operations	6,720,202	1,875,596
Net cash used in operating activities of discontinued operations	(744,511)	(584,786)
Net cash provided by operating activities	5,975,691	1,290,810

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(38,505)	(110,097)
Patent, license rights, and trademark costs	-	(6,539)
Proceeds from sale of long-term assets	-	175
Net cash used in investing activities of continuing operations	(38,505)	(116,461)
Net cash provided by (used in) investing activities of discontinued operations	368,671	(7,007)
Net cash provided by (used in) investing activities	330,166	(123,468)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock option exercises	-	60,000
Net cash provided by financing activities of continuing operations	-	60,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,305,857	1,227,342
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,274,305	4,007,341
CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,580,162	$5,234,683

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,507	$17
Cash paid during the period for income taxes	$-	$-

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

In February 2016, the Company made the strategic decision to explore a potential divestiture of its direct-to-consumer home party business previously operated through its Charles & Colvard Direct, LLC (dba Lulu Avenue®) subsidiary.  After careful analysis of the Company’s core competencies, go-to-market strategies, and intent to advance toward profitability, the management team and Board of Directors determined a divestiture of this distribution channel to be in the best interest of the Company and its shareholders. On March 4, 2016, the Company and Charles & Colvard Direct, LLC entered into an asset purchase agreement with Yanbal USA, Inc. (“Yanbal”), under which Yanbal purchased certain assets related to the Company’s direct-to-consumer home party business for $500,000 and assumed certain liabilities related to such assets.  A more detailed description of this transaction is included in Note 12, “Discontinued Operations.”

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation - The accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, the unaudited statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2016.

The condensed consolidated financial statements as of and for the three months ended March 31, 2016 and 2015 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of December 31, 2015 is derived from the audited financial statements as of that date. The accompanying statements should be read in conjunction with the audited financial statements and related notes, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 8, 2016 (the “2015 Annual Report”).

The accompanying condensed consolidated financial statements as of and for the three months ended March 31, 2016 and 2015 include the accounts of the Company and its wholly owned subsidiaries Moissanite.com, LLC, formed in 2011; Charles & Colvard Direct, LLC, formed in 2011; and Charles & Colvard (HK) Ltd., the Company’s Hong Kong subsidiary that became a dormant entity in the second quarter of 2009 and the operations of which ceased in 2008. All intercompany accounts have been eliminated.

Significant Accounting Policies - In the opinion of the Company’s management, the significant accounting policies used for the three months ended March 31, 2016 are consistent with those used for the year ended December 31, 2015. Accordingly, please refer to the 2015 Annual Report for the Company’s significant accounting policies.

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

Reclassifications - Certain amounts in the prior year’s condensed consolidated financial statements have been reclassified to conform to the current year presentation, primarily amounts described in Note 3, “Segment Information and Geographic Data” and Note 12, “Discontinued Operations” related to changes in the Company’s reportable segments.

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

In March 2016, the FASB issued updated guidance that changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as the classification of related matters in the statement of cash flows. The update is effective for the Company in the first quarter of 2017. The Company is currently evaluating this guidance and the impact it will have on its consolidated financial statements.

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

During the three months ended March 31, 2016 and 2015, the Company managed its business primarily through the three distribution channels that it used to sell its product lines, loose jewels and finished jewelry, which included Charles and Colvard Direct, LLC. Accordingly, the Company determined its three operating and reportable segments to be wholesale distribution transacted through the parent entity, and the two direct-to-consumer distribution channels transacted through the Company’s wholly owned operating subsidiaries, Moissanite.com, LLC and Charles & Colvard Direct, LLC.  The accounting policies of these three segments are the same as those described in Note 2, “Basis of Presentation and Significant Accounting Policies” of this Quarterly Report on Form 10-Q and in the Notes to the Consolidated Financial Statements in the 2015 Annual Report. On March 4, 2016, the Company divested its direct-to-consumer home party business previously operated through its Charles & Colvard Direct, LLC (dba Lulu Avenue®) subsidiary.  As a result, during the three months ended March 31, 2016, the Company began managing its business primarily through its two continuing distribution channels. Accordingly, the Company is presenting segment results for the two continuing operating and reportable segments within this footnote and the segment results for Charles & Colvard Direct, LLC within Note 12, “Discontinued Operations” of this Quarterly Report on Form 10-Q.

The Company evaluates the financial performance of its segments based on net sales; product line gross profit, or the excess of product line sales over product line cost of goods sold; and operating income (loss). Product line cost of goods sold is defined as product cost of goods sold in each of the Company’s wholesale distribution and direct-to-consumer distribution operating segment excluding non-capitalized expenses from the Company’s manufacturing and production control departments, comprising personnel costs, depreciation, rent, utilities, and corporate overhead allocations; freight out; inventory valuation allowance adjustments; and other inventory adjustments, comprising costs of quality issues, damaged goods, and inventory write-offs.

The Company allocates certain general and administrative expenses from its parent entity to its direct-to-consumer distribution segment primarily based on net sales and number of employees to arrive at segment operating loss. Unallocated expenses, which also include interest and taxes, remain in the parent entity’s wholesale distribution segment.

Summary financial information by reportable segment is as follows:

	Three Months Ended March 31, 2016
	Wholesale	Moissanite.com	Total
Net sales
Loose jewels	$9,524,174	$116,424	$9,640,598
Finished jewelry	536,649	1,216,024	1,752,673
Total	$10,060,823	$1,332,448	$11,393,271

Product line cost of goods sold
Loose jewels	$7,807,255	$6,805	$7,814,060
Finished jewelry	244,212	520,895	765,107
Total	$8,051,467	$527,700	$8,579,167

Product line gross profit
Loose jewels	$1,716,919	$109,619	$1,826,538
Finished jewelry	292,437	695,129	987,566
Total	$2,009,356	$804,748	$2,814,104

Operating loss	$(534,016)	(209,749)	$(743,765)

Depreciation and amortization	$132,048	14,443	$146,491

Capital expenditures	$36,903	1,602	$38,505

	Three Months Ended March 31, 2015
	Wholesale	Moissanite.com	Total
Net sales
Loose jewels	$3,687,893	$133,266	$3,821,159
Finished jewelry	2,224,267	970,660	3,194,927
Total	$5,912,160	$1,103,926	7,016,086

Product line cost of goods sold
Loose jewels	$2,202,103	$19,071	$2,221,174
Finished jewelry	1,227,810	480,360	1,708,170
Total	$3,429,913	$499,431	$3,929,344

Product line gross profit
Loose jewels	$1,485,790	$114,195	$1,599,985
Finished jewelry	996,457	490,300	1,486,757
Total	$2,482,247	$604,495	$3,086,742

Operating loss	$(234,485)	(403,420)	$(637,905)

Depreciation and amortization	$160,640	31,707	$192,347

Capital expenditures	$109,564	533	$110,097

	March 31, 2016
	Wholesale	Moissanite.com	Total

Total assets	$41,534,717	162,229	$41,696,946

	December 31, 2015
	Wholesale	Moissanite.com	Total

Total assets	$43,882,939	174,899	$44,057,838

A reconciliation of the Company’s product line cost of goods sold to cost of goods sold as reported in the condensed consolidated financial statements is as follows:

	Three months ended March 31,
	2016	2015
Product line cost of goods sold	$8,579,167	$3,929,344
Non-capitalized manufacturing and production control expenses	410,750	147,112
Freight out	72,058	68,464
Inventory valuation allowances	55,000	204,000
Other inventory adjustments	46,913	79,703
Cost of goods sold	$9,163,888	$4,428,623

The Company’s net inventories by product line maintained in the parent entity’s wholesale distribution segment are as follows:

	March 31, 2016	December 31, 2015
Loose jewels
Raw materials	$5,575,942	$6,741,712
Work-in-process	7,357,908	5,516,799
Finished goods	9,355,892	15,877,436
Finished goods on consignment	40,554	55,388
Total	$22,330,296	$28,191,335

Finished jewelry
Raw materials	$233,638	$190,427
Work-in-process	441,574	514,946
Finished goods	1,799,918	3,193,569
Finished goods on consignment	176,382	200,613
Total	$2,651,512	$4,099,555

Supplies inventories of approximately $32,000 and $38,000 at March 31, 2016 and December 31, 2015, respectively, included in finished goods inventories in the condensed consolidated financial statements are omitted from inventories by product line because they are used in both product lines and are not maintained separately.  The Company’s continuing operating subsidiary carries no net inventories, and inventory is transferred without intercompany markup from the parent entity’s wholesale distribution segment as product line cost of goods sold when sold to the end consumer.

The Company recognizes sales by geographic area based on the country in which the customer is based. A portion of the Company’s international wholesale distribution segment sales represents products sold internationally that may be re-imported to United States (“U.S.”) retailers. Sales to international end consumers made by the Company’s direct-to-consumer distribution segment, Moissanite.com LLC, is included in U.S. sales because products are shipped and invoiced to a U.S.-based intermediary party that assumes all international shipping and credit risks. The following presents certain data by geographic area:

	Three Months Ended March 31,
	2016	2015
Net sales
United States	$10,641,982	$6,401,368
International	751,289	614,718
Total	$11,393,271	$7,016,086

	March 31, 2016	December 31, 2015
Property and equipment, net
United States	$1,501,524	$1,615,683
International	-	-
Total	$1,501,524	$1,615,683

	March 31, 2016	December 31, 2015
Intangible assets, net
United States	$13,195	$15,362
International	41,943	55,724
Total	$55,138	$71,086

4.	FAIR VALUE MEASUREMENTS

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

Assets that are measured at fair value on a non-recurring basis include property and equipment, leasehold improvements, and intangible assets, comprising patents and trademarks. These items are recognized at fair value when they are considered to be impaired. Level 3 inputs are primarily based on the estimated future cash flows of the asset determined by market inquiries to establish fair market value of used machinery or future revenue expected to be generated with the assistance of patents, license rights, and trademarks.

5.	INVENTORIES

The Company’s total inventories, net of reserves, consisted of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Raw materials	$5,809,580	$6,932,139
Work-in-process	7,799,482	6,031,745
Finished goods	12,569,535	20,441,535
Finished goods on consignment	259,936	293,001
Less inventory reserves	(1,425,000)	(1,370,000)
Total	$25,013,533	$32,328,420

Current portion	$10,449,743	$10,739,798
Long-term portion	14,563,790	21,588,622
Total	$25,013,533	$32,328,420

Inventories are stated at the lower of cost or market on an average cost basis. Inventory costs include direct material and labor, inbound freight, purchasing and receiving costs, inspection costs, and warehousing costs. Any inventory on hand at the measurement date in excess of the Company’s current requirements based on historical and anticipated levels of sales is classified as long-term on the Company’s consolidated balance sheets. The Company’s classification of its inventory as either short- or long-term inventory requires it to estimate the portion of on-hand inventory that can be realized over the next 12 months and does not include precious metal, labor, and other inventory purchases expected to be both purchased and realized in cost of goods sold over the next 12 months.

The Company’s work-in-process inventories include raw SiC crystals on which processing costs, such as labor and sawing, have been incurred; and components, such as metal castings and finished good moissanite jewels, that have been issued to jobs in the manufacture of finished jewelry. The Company’s moissanite jewel manufacturing process involves the production of intermediary shapes, called “preforms,” that vary depending upon the size and shape of the finished jewel. To maximize manufacturing efficiencies, preforms may be made in advance of current finished inventory needs but remain in work-in-process inventories. As of March 31, 2016 and December 31, 2015, work-in-process inventories issued to active production jobs approximated $3.73 million and $3.02 million, respectively.

The Company’s jewels do not degrade in quality over time and inventory generally consists of the shapes and sizes most commonly used in the jewelry industry. In addition, the majority of jewel inventory is not mounted in finished jewelry settings and is therefore not subject to fashion trends nor is obsolescence a significant factor. The Company has very small market penetration in the worldwide jewelry market, and the Company had the exclusive right in the U.S. through August 2015 and has the exclusive right in many other countries through mid-2016 to produce and sell created SiC for use in jewelry applications. During the year ended December 31, 2015, management identified an opportunity to sell approximately $2.28 million of slow-moving loose jewel inventory of less desirable quality.  As a result of this sale and feedback from customers on the value of some of these goods, the Company determined a lower of cost or market reserve of $546,000 and $352,000 as of March 31, 2016 and December 31, 2015, respectively, was required on some of the remaining inventory of these lower quality goods.

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

Prior to March 2016, the Company purchased fashion finished jewelry comprising base metals and non-precious gemstones for sale through Lulu Avenue®, our former direct-to-consumer home party division of the Company’s wholly owned operating subsidiary, Charles & Colvard Direct, LLC. This finished jewelry was fashion oriented and subject to styling trends that could change with each catalog season, of which there are generally two each year. Typically in the jewelry industry, slow-moving or discontinued lines are sold as closeouts or liquidated in alternative sales channels.  Management reviews the finished jewelry inventory on an ongoing basis for any lower of cost or market and obsolescence issues.  Management identified certain fashion finished jewelry inventory that could not be sold due to damage or branding issues and established an obsolescence reserve of $193,000 as of March 31, 2016 and $164,000 as of December 31, 2015, for the carrying costs in excess of any estimated scrap values.  As of March 31, 2016 and December 31, 2015, management identified certain finished jewelry featuring moissanite that was obsolete due to damage and other factors that indicate the finished jewelry is unsaleable, and established an obsolescence reserve of $59,000 and $225,000, respectively, for the carrying costs in excess of any estimated scrap values.

Periodically, the Company ships finished goods inventory to wholesale customers on consignment terms. Under these terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. Finished goods on consignment at March 31, 2016 and December 31, 2015 are net of shrinkage reserves of $43,000 and $37,000, respectively, to allow for certain loose jewels and finished jewelry on consignment with wholesale customers that may not be returned or may be returned in a condition that does not meet the Company’s current grading or quality standards.

Total net loose jewel inventories at March 31, 2016 and December 31, 2015, including inventory on consignment net of reserves, were $22.33 million and $28.19 million, respectively. The loose jewel inventories at March 31, 2016 and December 31, 2015 include shrinkage reserves of $52,000 and $50,000, respectively, which includes $11,000 and $10,000 of shrinkage reserves on inventory on consignment at March 31, 2016 and December 31, 2015, respectively. Loose jewel inventories at March 31, 2016 and December 31, 2015 also include recuts reserves of $457,000 and 449,000, respectively.

Total net jewelry inventories at March 31, 2016 and December 31, 2015, including inventory on consignment net of reserves, finished jewelry featuring moissanite manufactured by the Company, and fashion finished jewelry purchased and owned by the Company which was made for sale through Lulu Avenue®, were $2.65 million and $4.10 million, respectively.  The finished jewelry inventories at March 31, 2016 and December 31, 2015 also include shrinkage reserves of $102,000 and $95,000, respectively, including shrinkage reserves of $32,000 and $27,000 on inventory on consignment, respectively; and a repairs reserve of $16,000 and $31,000, respectively.

The need for adjustments to inventory reserves is evaluated on a period-by-period basis.

6.	INCOME TAXES

The Company recognized an income tax net expense of approximately $3,000 for each of the three-month periods ended March 31, 2016 and 2015 for estimated tax, penalties, and interest associated with uncertain tax positions.

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. As of March 31, 2016 and December 31, 2015, the Company’s management determined that sufficient positive evidence continued to exist to conclude it was uncertain that the Company would have sufficient future taxable income to utilize its deferred tax assets, and therefore, the Company maintained a valuation allowance against its deferred tax assets.

7.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

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

As of March 31, 2016, the Company’s future minimum payments under the operating leases were as follows:

2016	$429,100
2017	584,789
2018	600,871
2019	617,395
2020	634,373
Thereafter	541,957
Total	$3,408,485

Rent expense for the three months ended March 31, 2016 and 2015 was approximately $142,000 and $128,000, respectively.

Purchase Commitments

On December 12, 2014, the Company entered into a new exclusive supply agreement (the “Supply Agreement”) with Cree, Inc. (“Cree”), its long-time SiC raw materials supplier.  Under the Supply Agreement, subject to certain terms and conditions, the Company agreed to exclusively purchase from Cree, and Cree agreed to exclusively supply, 100% of the Company’s required SiC materials in quarterly installments that must equal or exceed a set minimum order quantity. The initial term of the Supply Agreement will expire on June 24, 2018, unless extended by the parties. The Company also has one option to unilaterally extend the term of the agreement for an additional two-year period, subject to certain conditions.  The Company’s total purchase commitment under the Supply Agreement until June 2018 is dependent upon the size of the SiC material and ranges between approximately $29.6 million and approximately $31.5 million.

During the three months ended March 31, 2016 and 2015, the Company purchased approximately $1.91 million and $1.44 million, respectively, of SiC crystals from Cree.

8.	LINE OF CREDIT

On June 25, 2014, the Company and its wholly owned subsidiaries, Charles & Colvard Direct, LLC, and Moissanite.com, LLC (collectively, the “Borrowers”), obtained a $10,000,000 asset-based revolving credit facility (the “Credit Facility”) from Wells Fargo Bank, National Association (“Wells Fargo”). The Credit Facility will be used for general corporate and working capital purposes, including transaction fees and expenses incurred in connection therewith and the issuance of letters of credit up to a $1,000,000 sublimit. The Credit Facility will mature on June 25, 2017.

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

The Credit Facility is secured by a lien on substantially all assets of the Borrowers, each of which is jointly and severally liable for all obligations thereunder.  Wells Fargo’s security interest in certain SiC materials is subordinate to Cree’s security interest in such materials pursuant to the Supply Agreement and an Intercreditor Agreement with Wells Fargo.

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

As of March 31, 2016, the Company had not borrowed against the Credit Facility.

9.	STOCK-BASED COMPENSATION

The following table summarizes the components of the Company’s stock-based compensation included in net loss:

	Three Months Ended March 31,
	2016	2015
Employee stock options	$139,183	$186,471
Restricted stock awards	144,591	176,523
Consultant stock options	50,248	16,245
Totals	$334,022	$379,239

No stock-based compensation was capitalized as a cost of inventory during the three months ended March 31, 2016 and 2015.  Included in total stock-based compensation are approximately $49,000 and $21,000 for the three months ended March 31, 2016 and 2015, respectively, related to discontinued operations.

Stock Options - The following is a summary of the stock option activity for the three months ended March 31, 2016:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2015	2,441,077	$2.11
Granted	174,643	$1.12
Exercised	-	$-
Forfeited	(141,497)	$1.43
Expired	(103,040)	$1.26
Outstanding, March 31, 2016	2,371,183	$2.11

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2016 was $0.63. The total fair value of stock options that vested during the three months ended March 31, 2016 was approximately $147,000. The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions for stock options granted during the three months ended March 31, 2016:

Dividend yield	0.0%
Expected volatility	62.4%
Risk-free interest rate	1.54%
Expected lives (years)	5.58

Although the Company issued dividends in prior years, a dividend yield of zero was used due to the uncertainty of future dividend payments. Volatility is a measure of the amount by which a financial variable such as share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company estimates expected volatility giving primary consideration to the historical volatility of its common stock. The risk-free interest rate is based on the published yield available on U.S. Treasury issues with an equivalent term remaining equal to the expected life of the stock option. The expected lives of the stock options issued since 2014 represent the estimated period of time until exercise or forfeiture and are based on the simplified method of using the mid-point between the vesting term and the original contractual term. Stock options issued prior to 2014 were expensed using expected lives that represented the time until exercise or forfeiture using historical information.

The following table summarizes information about stock options outstanding at March 31, 2016:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Balance as of 3/31/2016	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 3/31/2016	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 3/31/2016	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
2,371,183	7.80	$2.11	1,261,390	6.60	$2.53	2,285,268	7.74	$2.14

As of March 31, 2016, the unrecognized stock-based compensation expense related to unvested stock options was approximately $683,000, which is expected to be recognized over a weighted average period of approximately 19 months.

The aggregate intrinsic value of stock options outstanding, exercisable, and vested or expected to vest at March 31, 2016 were each approximately $30,000. This amount is before applicable income taxes and represents the closing market price of the Company’s common stock at March 31, 2016 less the grant price, multiplied by the number of stock options that had a grant price that is less than the closing market price. This amount represents the amount that would have been received by the optionees had these stock options been exercised on that date. During the three months ended March 31, 2016, no stock options were exercised.

Restricted Stock - The following is a summary of the restricted stock activity for the three months ended March 31, 2016:

	Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2015	425,000	$1.87
Granted	509,250	$.93
Vested	(254,523)	$1.42
Canceled	(116,100)	$1.42
Unvested, March 31, 2016	563,627	$1.32

As of March 31, 2016, the unrecognized stock-based compensation expense related to unvested restricted stock was approximately $517,000, which is expected to be recognized over a weighted average period of approximately ten months.

Dividends - The Company has not paid any cash dividends in the current year through March 31, 2016.

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

The following table reconciles the differences between the basic and diluted earnings per share presentations:

	Three Months Ended March 31,
	2016	2015
Numerator:
Net loss from continuing operations	(748,515)	(640,879)
Net loss from discontinued operations	(558,907)	(1,038,572)
Net loss	$(1,307,422)	$(1,679,451)

Denominator:
Weighted average common shares outstanding:
Basic	20,730,419	20,107,504
Stock options	-	-
Diluted	20,730,419	20,107,504

Net loss per common share:
Basic – continuing operations	$(0.04)	$(0.03)
Basic – discontinued operations	(0.02)	(0.05)
Basic – total	$(0.06)	$(0.08)

Diluted – continuing operations	$(0.04)	$(0.03)
Diluted – discontinued operations	(0.02)	(0.05)
Diluted – total	$(0.06)	$(0.08)

For the three months ended March 31, 2016 and 2015, stock options to purchase approximately 2.37 and 1.95 million shares, respectively, were excluded from the computation of diluted net loss per common share because the exercise price of the stock options was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to net loss per common share.  For the three months ended March 31, 2016 and 2015, approximately 564,000 and 347,000 unvested restricted shares, respectively, were excluded because the inclusion of such amounts would be anti-dilutive to net loss per common share.

11.	MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company maintains cash and cash equivalents. At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurable limits of $250,000 per depositor at each financial institution. Amounts on deposit in excess of FDIC insurable limits at March 31, 2016 and December 31, 2015 approximated $11.28 million and $4.92 million, respectively.

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

At times, a portion of the Company’s accounts receivable will be due from customers that have individual balances in excess of 10% of the Company’s total net accounts receivable.  The following is a summary of customers that represent greater than or equal to 10% of total net accounts receivable:

	March 31, 2016	December 31, 2015
Customer A	23%	17%
Customer B	10%	10%
Customer C	19%	14%
Customer D	*	11%

*Customer D did not have individual balances that represented a significant portion of total net accounts receivable as of March 31, 2016.

A significant portion of sales is derived from certain customer relationships. The following is a summary of customers that represent greater than or equal to 10% of total gross sales from continuing operations:

	Three Months Ended March 31,
	2016	2015
Customer A	59%	28%
Customer B	*	20%

*Customer B did not represent a significant portion of sales for the three months ended March 31, 2016.

12.	DISCONTINUED OPERATIONS

On March 4, 2016, the Company and Charles & Colvard Direct, LLC (“Direct”) a wholly-owned subsidiary of the Company, entered into an asset purchase agreement (the “Purchase Agreement”) with Yanbal, pursuant to which Yanbal agreed to purchase certain assets of Direct (the “Transferred Assets”). The transactions contemplated by the Purchase Agreement also closed on March 4, 2016 (the “Closing Date”).  The Company determined that the sale of these assets represented a strategic shift that will have a major effect on the Company’s operations and financial results.  The Company made the decision to divest of these assets after careful analysis of the Company’s core competencies, go-to-market strategies, and intent to advance toward profitability.

Pursuant to the terms of the Purchase Agreement, the Transferred Assets included, among other things, (i) an inventory credit to be used towards $250,000 in existing non-moissanite and moissanite inventory as of the Closing Date, consisting of Direct’s current jewelry offered under the “Lulu Avenue” trademarks, (ii) all existing marketing collateral such as packaging and catalogs for Direct’s current jewelry offered under the “Lulu Avenue” trademarks as of the Closing Date, (iii) certain assigned contracts, (iv) style advisor and customer lists, and (v) all intellectual property rights owned by the Company and Direct and used solely in connection with the operation of Direct’s direct-to-consumer home party business of the sale of fashion jewelry and related products and services in the United States, excluding the “Lulu Avenue” and “Love Knot” trademarks and other “Lulu Avenue” specific intellectual property such as the domain name www.luluavenue.com and all content located on such website (the “Lulu Intellectual Property”). The inventory credit and an exclusive, nontransferable license to use the Lulu Intellectual Property that was also granted to Yanbal on the Closing Date will expire on July 31, 2016. After the Closing Date, the Company and Direct may not engage in the direct-to-consumer home party business and may not solicit style advisors or customers of the direct-to-consumer home party business. The Company has also agreed to provide to Yanbal certain transition services.

The purchase price for the Transferred Assets was $500,000 with selling expenses of approximately $131,000 resulting in a net purchase price of approximately $369,000.  The Company recorded a liability associated with $35,000 of expense related to certain style advisor incentives and reduced prepaid expenses by $60,000 related to contracts acquired by Yanbal.

The following table presents the major classes of line items constituting assets and liabilities related to discontinued operations:

	March 31, 2016	December 31, 2015
Prepaid expenses and other assets	$72,000	$83,000
Total assets	$72,000	$83,000

Accounts payable	$143,000	$140,000
Accrued expenses and other liabilities	307,000	209,000
Total liabilities	$450,000	$349,000

The following table presents the major classes of line items constituting pretax loss from discontinued operations:

	Three Months Ended March 31,
	2016	2015
Net sales	$717,073	$1,360,978
Costs and expenses:
Cost of goods sold	259,089	415,280
Sales and marketing	863,808	1,615,420
General and administrative	168,535	368,850
Interest expense	11	-
Total costs and expenses	1,291,443	2,399,550
Loss from discontinued operations	(574,370)	(1,038,572)
Other (expense) income:

Gain on sale of long-term assets	15,463	-
Total other (expense) income, net	15,463	-
Pretax loss from discontinued operations	(558,907)	(1,038,572)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future. You should be aware that although the forward-looking statements included herein represent management’s current judgment and expectations, our actual results may differ materially from those projected, stated, or implied in these forward-looking statements as a result of many factors including, but not limited to, the following:

•	Our future financial performance depends upon increased consumer awareness and acceptance, growth of sales of our products, and operational execution of our strategic initiatives.
•	We are currently substantially dependent on a limited number of distributors, jewelry manufacturers, and retailers for the sale of our products.
•	The execution of our business plans could significantly impact our liquidity.
•	Our business and our results of operations could be materially adversely affected as a result of our inability to fulfill orders on a timely basis.
•	The financial difficulties or insolvency of one or more of our major customers or their lack of willingness and ability to market our products could adversely affect results.
•	We expect to remain dependent upon Cree, Inc., or Cree, for the sole supply of our silicon carbide, or SiC, crystals for the foreseeable future.
•	We face intense competition in the worldwide jewelry industry.
•	Our President and Chief Executive Officer transition involves significant risks, and our ability to successfully manage this transition and other organizational change could impact our business.
•	Our failure to maintain compliance with NASDAQ’s continued listing requirements could result in the delisting of our common stock.
•	Our current wholesale customers may potentially perceive us as a competitor in the finished jewelry business.
•	We may experience quality control challenges from time to time that can result in lost revenue and harm to our brands and reputation.
•	Our business and our results of operations could be materially adversely affected as a result of general economic and market conditions.
•	We are subject to certain risks due to our international distribution channels and vendors.
•	Sales of moissanite jewelry could be dependent upon the pricing of precious metals, which is beyond our control.
•	Seasonality of our business may adversely affect our net sales and operating income.
•	We may not be able to adequately protect our intellectual property, which could harm the value of our products and brands and adversely affect our business.
•	A failure of our information technology infrastructure or a failure to protect confidential information of our customers and our network against security breaches could adversely impact our business and operations.
•	If the e-commerce opportunity changes dramatically or if e-commerce technology or providers change their models, our results of operations may be adversely affected.
•	If we fail to evaluate, implement, and integrate strategic acquisition or disposition opportunities successfully, our business may suffer.
•	Governmental regulation and oversight might adversely impact our operations.
•	Some anti-takeover provisions of our charter documents may delay or prevent a takeover of our company.

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

The following discussion is designed to provide a better understanding of our unaudited condensed consolidated financial statements, including a brief discussion of our business and products, key factors that impacted our performance, and a summary of our operating results. This information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the condensed consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2015. Historical results and percentage relationships among any amounts in the condensed consolidated financial statements are not necessarily indicative of trends in operating results for future periods.

Overview

We manufacture, market and distribute Charles & Colvard Created Moissanite® (which we refer to as moissanite or moissanite jewels) and finished jewelry featuring moissanite for sale in the worldwide jewelry market.  Moissanite, also known by its chemical name silicon carbide, or SiC, is a rare mineral first discovered in a meteor crater. Because naturally occurring SiC crystals are too small for commercial use, larger crystals must be grown in a laboratory. Leveraging our advantage of being the original and leading worldwide source of created moissanite jewels, our strategy is to establish Charles & Colvard with reputable, high-quality, and sophisticated brands and to position moissanite as an ethically-sourced, affordable, and luxurious alternative to other gemstones such as diamond. We believe this is possible due to moissanite’s exceptional brilliance, fire, durability, and rarity like no other jewel available on the market. We sell loose moissanite jewels and finished jewelry at wholesale to distributors, manufacturers, and retailers and at retail to end consumers through our wholly owned operating subsidiaries, Moissanite.com, LLC and Charles & Colvard Direct, LLC (until March 2016), and through third-party marketplaces.

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

During the three months ended March 31, 2016 and 2015, we managed our business primarily through our three distribution channels that we used to sell our product lines, loose jewels and finished jewelry, which included Charles and Colvard Direct, LLC.  As a result of the divestiture of our direct-to-consumer home party business operated through our Charles & Colvard Direct, LLC (dba Lulu Avenue®) subsidiary, during the three months ended March 31, 2016, we began managing our business primarily through our two continuing distribution channels. Accordingly, for the three months ended March 31, 2016 and 2015, our reportable segments are our wholesale distribution channel transacted through our parent entity, and our direct-to-consumer distribution channel transacted through the wholly owned operating subsidiary, Moissanite.com, LLC.  We are now presenting the operating results of Charles and Colvard Direct, LLC as a discontinued operation.

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

Our wholesale finished jewelry business has expanded through select retailers and television shopping networks. We believe there is significant opportunity to further expand our wholesale finished jewelry business through e-commerce, television shopping, and other retailers.  In September 2015, we shipped Forever Brilliant® moissanite jewelry for a 50-store test with a nationwide U.S. retailer. Based on the results of the test we were informed by the retailer that at this time they did not want to move forward with carrying moissanite in their stores.  We continue to work with other retailers to expand our finished jewelry business.

Our future growth strategy is closely linked to our vision statement:  “To be an innovative, disruptive leader in the jewelry industry by offering a socially responsible created jewel that will last forever at a revolutionary value.” We plan to accomplish this vision by growing our core loose jewel and finished jewelry wholesale distribution segment with key distributors, jewelry manufacturers, and retailers while working to develop and expand our continuing direct-to-consumer distribution segment, which is conducted through our e-commerce subsidiary, Moissanite.com, LLC.  We also intend to expand our multi-channel e-commerce footprint through third-party marketplaces, comparison shopping engines, affiliate networks, social commerce sites and more. We plan to support these initiatives by increasing consumer awareness through a broad digital marketing footprint, clearly communicating to the consumer the value proposition of our products, and developing and distributing leading global brands for our moissanite jewel and finished jewelry featuring moissanite with an unrelenting focus on quality and design. Our key strategies for 2016 are as follows:

•	Expansion of Forever OneTM. In September 2015, we launched Forever One™ – our first colorless moissanite jewel. We introduced Forever OneTM to the market with a limited launch. It was met with great enthusiasm from channel partners and existing customers. We intend to leverage this momentum, and expand our Forever OneTM assortment (more shapes and sizes) throughout 2016 via a series of scheduled product releases.

•	A move up-market. Over the years our core product supplier, Cree, has improved its proprietary processes for SiC production. It is this 20-year evolution that has enabled the launch of our colorless jewel, Forever OneTM. With this improvement in core product comes the opportunity for us to move up-market – competing directly with diamond for share of wallet. Over the next few years, we plan to sell our remaining Forever ClassicTM inventory, leaving only Forever Brilliant® and Forever OneTM products for sale. We believe that this higher quality product line positions us for a move up-market to higher end retail opportunities. We do anticipate new providers of moissanite to enter the market, as our U.S. exclusive patent expired in 2015, and international patents will be expiring this year. We know how challenging it is to create high-quality moissanite and anticipate it will take emerging providers significant time and investment to bring meaningful and competitive products to market. As we experienced ourselves, we anticipate these new providers evolving from low-end moissanite quality, and do not anticipate competition in the near-colorless (Forever Brilliant®) or colorless (Forever OneTM) range for some time to come. To differentiate ourselves from emerging competition and to ensure our customers they are receiving a reputable and high-quality jewel, each Charles & Colvard Created Moissanite® jewel is backed by a Limited Lifetime Warranty and Certificate of Authenticity – our commitment to our customers that their purchase is guaranteed to retain its fire and brilliance forever.

•	Expansion of our jewelry line. We intend to expand our jewelry product line in 2016 to include increased focus on the bridal category. We plan to curate a blend of our own finished jewelry featuring moissanite with products from select artisan jewelers. This broadened collection will be available to our retail and wholesale partners as well as promoted on our e-commerce site and third-party transactional websites. During the first quarter of 2016, we hired a Vice President of Merchandising to implement this initiative.

•	Growth within our traditional channels. We have enjoyed 20 years of partnership with industry leaders in the wholesale and retail spaces. We believe these traditional channels represent fertile ground for our move up-market, and we are already working with several existing partners to expand their product lines to include Forever OneTM. With this new, extraordinary, upscale product we believe we have an opportunity to both expand our relationship with existing partners and onboard new partners. A continued presence for Charles & Colvard Created Moissanite® in traditional retail channels remains an important way for us to create touchpoints directly with consumers by providing them an opportunity to see and believe the beauty and brilliance of moissanite. During the first quarter of 2016, we launched moissanite on a TV shopping network with limited hours. During 2015 this customer only sold our jewelry on their website. This is an example of creating growth within our traditional channels.

•	Expansion of our direct-to-consumer e-commerce business. Our direct-to-consumer e-commerce website, Moissanite.com, features an intuitive site design with robust functionality to enhance the customer experience and convert traffic into sales. We continue to develop the website’s finished jewelry collections and its loose moissanite jewel assortment by featuring a variety of shapes and sizes, and invest in targeted advertising and marketing campaigns to drive traffic to the site. During 2016, we intend to expand our e-commerce footprint by providing our products for sale through additional e-commerce channels and emerging social commerce channels. We believe our direct-to-consumer e-commerce sales channels will not only add to our top-line revenues, but will also play a key role in our campaign to increase overall consumer awareness of moissanite. We also envision e-commerce as a part of a broader effort to establish online connections with consumers that builds our brand and subsequently our business with wholesale and retail partners.

•	A laser focus on millennials. Millennials are the largest age group in U.S. history, and they are moving into their prime spending years. Millennials have less money to spend and are often encumbered with debt, with student loans taking up a significant chunk of postgraduate millennials’ income. They are the first ‘digital natives,’ known for spending significant time online, especially within their social networks. When they do partake in traditional pastimes such as listening to music or watching television, they do so streaming from their digital devices. And most importantly, they are socially and ethically-responsible individuals. Millennials proactively seek out goods and services that align with their core principles, and become devoted and vocal advocates of brands that embody ‘green’ practices. Our socially responsible and ethically-sourced loose jewel and finished jewelry products align directly with the principles and purchasing preferences of the millennial, and our quality and price point offer unprecedented value to the cost-conscious millennial. During the first quarter of 2016, we hired an outside agency to help us build a brand strategy and architecture and develop a brand design and messaging aligned with this target market. Throughout 2016, we plan to proactively engage this market through a multi-channel traditional and digital marketing strategy, as outlined below.

•	Our go-to-market strategy. In order to expand existing channels while reaching our millennial targets, we intend to reconstruct our promotional and go-to-market strategies. In 2016, we plan to:

•	Develop significant educational content to help the market understand moissanite, the availability of our expanded selection of loose jewels and finished jewelry featuring moissanite, and our commitment to corporate social responsibility in the products we bring to market and the way we operate our business. We also plan to deliver background content relative to the mined diamond industry to help the consumer understand the significant difference in practices between the created gemstone and jewel industry versus the mined diamond industry. We anticipate being disruptive in the industry and intend to be an authority on the topics of social injustices and environmental impact in the mined diamond industry, the upsurge of created gemstones and jewels, and the social and ethical appeal of created gemstones and jewels to the market.

•	Expand our traditional channels. We plan to foster existing relationships designed to move channel partners up-market with us, while onboarding new partners who we believe are well positioned to help us bring Forever OneTM to market. We intend to focus our efforts on additional television channels, new wholesale and retail opportunities, an expanded drop-ship network, a presence with independent jewelers, and more.

•	Execute an aggressive social media strategy to directly reach consumers. Leveraging our own social media properties and those of third parties, we believe we will create a dialogue that enables a ‘pull’ strategy which draws consumers to us to learn about and acquire our products.

•	Expand our online presence including an aggressive push of our product to e-commerce marketplaces, comparison shopping engines, affiliate networks, social commerce sites, and more. We intend to couple these postings with a significant digital marketing presence to deliver online advertising and search engine results to the consumer at the time they are searching for related products.

•	Adopt new and emerging technologies to deliver our message. In order to remain relevant and in front of today’s rapidly-evolving consumer, it is incumbent on us to study and adopt new technologies as the consumer demands them. A prime example is advancements in streaming video and the increasing impact video has on consumer education and behavior. We believe this is a significant shift, and one we need to employ in our online toolkit. We will strive to adopt this and other technologies to enhance our own e-commerce property as well as third-party outlets to tell our story.

As we execute our strategy to build and reinvest in our businesses, significant expenses and investment of cash will be required ahead of the revenue streams we expect in the future, and this will result in some unprofitable reporting periods in 2016.  Despite this, we have maintained as one of our primary goals to generate positive cash flow from continuing operations to protect our cash position. We were successful in achieving this goal during 2015 and in the first three months of 2016 as we were able to reduce our inventories and aggressively collect on our trade accounts receivable balances. We will continue to monitor our cash burn rate and collection efforts as we grow the business.

Our total consolidated net sales for the three months ended March 31, 2016 of $11.39 million were 62% greater than total consolidated net sales during the three months ended March 31, 2015. Wholesale distribution segment net sales for the three months ended March 31, 2016 of $10.06 million were 70% greater than wholesale distribution segment net sales during the three months ended March 31, 2015. Direct-to-consumer e-commerce distribution segment net sales for the three months ended March 31, 2016 of $1.33 million were 21% greater than direct-to-consumer e-commerce distribution segment net sales during the three months ended March 31, 2015.  Our direct-to-consumer home party distribution segment that is now a discontinued operation had net sales during the three months ended March 31, 2016 of $717,000, which were 47% lower than direct-to-consumer home party distribution segment sales during the three months ended March 31, 2015.

Loose jewel sales comprised 85% of our total consolidated net sales for the three months ended March 31, 2016 and increased 152% to $9.64 million, compared with $3.82 million in the same period of 2015. Finished jewelry sales for the three months ended March 31, 2016 comprised 15% of our total consolidated net sales and decreased 45% to $1.75 million, compared with $3.19 million in the same period of 2015.

Operating expenses from continuing operations decreased by $252,000, or 8%, to $2.97 million for the three months ended March 31, 2016, compared with $3.23 million in the same period of 2015. Of this decrease, general and administrative expenses decreased $423,000, or 23%, to $1.44 million primarily as a result of the transition of our President and Chief Executive Officer and increased legal expenses associated with the transition in March 2015. Sales and marketing expenses increased $171,000, or 13%, to $1.53 million, primarily as a result of increased cooperative advertising with our wholesale distribution customers.  As we grow our business, we intend to continue to closely manage our operating expenses by seeking the most cost effective and efficient solutions for our operating requirements. We recorded a net loss of $1.31 million, or $0.06 per diluted share, for the three months ended March 31, 2016, primarily due to lower margins on greater sales, and increased sales and marketing expenses as we implement our new sales and marketing strategies.  These increases were offset by the decreased general and administrative expenses.

The execution of our strategy to grow our company, with the ultimate goal of increasing consumer awareness and clearly communicating the value proposition of moissanite, is challenging and not without risk. As such, there can be no assurance that future results for each reporting period will exceed past results in sales, operating cash flow, and/or net income due to the challenging business environment in which we operate and our investment in various initiatives to support our growth strategies. However, as we execute our growth strategy and messaging initiatives, we remain committed to our current priorities of generating positive cash flow and strengthening our financial position while both monetizing our existing inventory and manufacturing our created moissanite loose jewels and finished jewelry featuring moissanite to meet sales demand. We believe the results of these efforts will propel our revenue growth and profitability and further enhance shareholder value in coming years, but we fully recognize the business and economic challenges that we face.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which we prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities. “Critical accounting policies and estimates” are defined as those most important to the financial statement presentation and that require the most difficult, subjective, or complex judgments. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Under different assumptions and/or conditions, actual results of operations may materially differ. We have disclosed our critical accounting policies and estimates in our Annual Report on Form 10-K for the year ended December 31, 2015, and that disclosure should be read in conjunction with this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth certain consolidated statements of operations data for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Net sales	$11,393,271	$7,016,086
Costs and expenses:
Cost of goods sold	9,163,888	4,428,623
Sales and marketing	1,528,585	1,357,944
General and administrative	1,442,695	1,865,363
Research and development	1,868	2,061
Total costs and expenses	12,137,036	7,653,991
Loss from operations	(743,765)	(637,905)
Other (expense) income:
Interest income	-	11
Interest expense	(1,507)	(17)
Gain on sale of long-term assets	-	125
Total other (expense) income, net	(1,507)	119
Loss before income taxes from continuing operations before income taxes	(745,272)	(637,786)
Income tax net expense from continuing operations	(3,243)	(3,093)
Net loss from continuing operations	(748,515)	(640,879)

Discontinued operations
Loss from discontinued operations	(574,370)	(1,038,572)
Gain on sale of assets from discontinued operations	15,463	-
Income tax benefit from discontinued operations	-	-
Net loss from discontinued operations	(558,907)	(1,038,572)
Net loss	$(1,307,422)	$(1,679,451)

Consolidated Net Sales

Consolidated net sales for the three months ended March 31, 2016 and 2015 comprise the following:

	Three Months Ended March 31,		Change
	2016	2015	Dollars	Percent
Loose jewels	$9,640,598	$3,821,159	$5,819,439	152%
Finished jewelry	1,752,673	3,194,927	(1,442,254)	-45%
Total consolidated net sales	$11,393,271	$7,016,086	$4,377,185	62%

Consolidated net sales were $11.39 million for the three months ended March 31, 2016 compared to $7.02 million for the three months ended March 31, 2015, an increase of $4.38 million, or 62%.  The increase in consolidated net sales for the three months ended March 31, 2016 was due primarily to the sale of approximately $6.77 million of slow-moving inventory to our largest domestic customer as a result of our efforts to reduce inventories, and the growth in sales of our direct-to-consumer e-commerce business, Moissanite.com, which increased 21% to $1.33 million, compared to the corresponding period of the prior year.  International sales by our wholesale business increased by $137,000, or 22%, to $751,000 for the three months ended March 31, 2016 compared to the corresponding period of the prior year.  We anticipate orders and related sales of loose moissanite jewels and finished jewelry featuring moissanite in both our wholesale distribution segment and our direct-to-consumer e-commerce distribution segment will improve as we execute our growth strategies.

Sales of loose jewels represented 85% of total consolidated net sales for the three months ended March 31, 2016, compared to 54% of total consolidated net sales for the corresponding period of the prior year. For the three months ended March 31, 2016, loose jewel sales were $9.64 million compared to $3.82 million for the corresponding period of the prior year, an increase of $5.82 million, or 152%. The increase for the three months ended March 31, 2016 was primarily due to the sale of slow-moving inventory during the quarter and the increase in international sales as we serve distributors in the China and Hong Kong markets.  We have been evaluating each of our current international wholesale distributors, and others, to determine the best long-term partner within these markets, as well as enforcing the collection from one customer with which we are in dispute.   As a result, our sales in these markets may fluctuate significantly each reporting period.

Sales of finished jewelry represented 15% of total consolidated net sales for the three months ended March 31, 2016, compared to 46% of total consolidated net sales for the corresponding period of the prior year. For the three months ended March 31, 2016, finished jewelry sales were $1.75 million compared to $3.19 million for the corresponding period of the prior year, a decrease of $1.44 million, or 45%.  This decrease was primarily attributable to lower sales through our wholesale distribution segment as we have transitioned our largest customer to larger purchases of loose jewels and fewer purchases of finished jewelry.  This decrease was offset in part by the growth of our direct-to-consumer e-commerce business which had increased finished jewelry sales of 25% to $1.22 million.

United States, or U.S., net sales accounted for approximately 93% of total consolidated net sales for the three months ended March 31, 2016, compared to 91% of total consolidated net sales for the corresponding period of the prior year. U.S. net sales increased to $10.64 million, or 66%, during the three months ended March 31, 2016 from the corresponding period of the prior year primarily as a result of the sale of $6.77 million of slow-moving inventory to our largest domestic customer, and the increased sales of our direct-to-consumer e-commerce business.

Our largest U.S. customer during the three months ended March 31, 2016 accounted for 59% of total consolidated sales compared to 28% during the same period of 2015.  One other U.S. customer accounted for 20% of total consolidated sales during the three months ended March 31, 2015, but did not account for a significant portion of our total consolidated sales during the same period of 2016.  We expect that we will remain dependent on our ability, and that of our largest customers, to maintain and enhance retail programs. A change in or loss of any of these customer or retailer relationships could have a material adverse effect on our results of operations.

International net sales accounted for approximately 7% of total consolidated net sales for the three months ended March 31, 2016, compared to 9% of total consolidated net sales for the corresponding period of the prior year.  International sales increased 22% during the three months ended March 31, 2016, from the corresponding period of the prior year as we serve distributors in the China and Hong Kong markets.  We have been evaluating each of the distributors in these markets, and others, to determine the best long-term partner within these markets, as well as enforcing the collection from one customer with which we are in dispute.   As a result, our sales in these markets may continue to fluctuate significantly each reporting period.

We did not have an international customer account for more than 10% of total consolidated sales during the three months ended March 31, 2016 or 2015.  A portion of our international consolidated sales represents jewels sold internationally that may be re-imported to U.S. retailers. Our top three international distributors by sales volume during the three months ended March 31, 2016 were located in India, Hong Kong, and Taiwan.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31,		Change
	2016	2015	Dollars	Percent
Product line cost of goods sold
Loose jewels	$7,814,060	$2,221,174	$5,592,886	252%
Finished jewelry	765,107	1,708,170	(943,063)	-55%
Total product line cost of goods sold	8,579,167	3,929,344	4,649,823	118%
Non-product line cost of goods sold	584,721	499,279	85,442	17%
Total cost of goods sold	$9,163,888	$4,428,623	$4,735,265	107%

Total cost of goods sold was $9.16 million for the three months ended March 31, 2016 compared to $4.43 million for the three months ended March 31, 2015, an increase of $4.74 million, or 107%.  Product line cost of goods sold is defined as product cost of goods sold in each of our wholesale distribution and direct-to-consumer e-commerce distribution segments excluding non-capitalized expenses from our manufacturing and production control departments, comprising personnel costs, depreciation, rent, utilities, and corporate overhead allocations; freight out; inventory valuation allowance adjustments; and other inventory adjustments, comprising costs of quality issues, damaged goods, and inventory write-offs.

The increase in cost of goods sold for the three months ended March 31, 2016 compared to the same period in 2015 was primarily due to a $6.77 million sale of slow-moving loose gemstone inventory at low margins and an increase in non-product line cost of goods sold of $85,000, or 17%.   The net increase in non-product line cost of goods sold comprises a $264,000 increase in non-capitalized manufacturing and production control expenses primarily due to timing of receiving work in process into inventory and allocating overhead, and a $4,000 increase in freight out due to increased sales volume.  These increases were offset in part by a $149,000 decrease in the change in inventory valuation allowances, including inventory shrinkage, recuts, repairs, and scrap reserves, and a $33,000 decrease in other inventory adjustments.  See Note 3, “Segment Information and Geographic Data,” in the Notes to Condensed Consolidated Financial Statements for further discussion of non-product line cost of goods sold.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31,		Change
	2016	2015	Dollars	Percent
Sales and marketing	$1,528,585	$1,357,944	$170,641	13%

Sales and marketing expenses were $1.53 million for the three months ended March 31, 2016 compared to $1.36 million for the three months ended March 31, 2015, an increase of $171,000, or 13%.

The increase in sales and marketing expenses for the three months ended March 31, 2016 compared to the same period in 2015 was primarily due to a $185,000 increase in advertising; a $35,000 increase in recruiting fees; a $23,000 increase in market research; and a $13,000 increase in professional services primarily related to public relations.  These increases were partially offset by a $45,000 decrease in travel expense due to fewer international trips; a $16,000 decrease in depreciation expense related to the Moissanite.com e-commerce direct sales platform; a $13,000 decrease in office-related expense; and an $11,000 decrease in compensation expenses.

The increase in advertising expenses for the three months ended March 31, 2016 compared to the same period in 2015 comprises a $155,000 increase in cooperative advertising and an increase in internet marketing of $34,000, offset in part by a $4,000 decrease in print media expenses to develop and promote brand awareness campaigns.

Compensation costs for the three months ended March 31, 2016 compared to the same period in 2015 decreased primarily as a result of a decrease in commissions of $139,000 for sales to specific wholesale customers under which commission plans of sales representatives are based.  This decrease was partially offset by a $53,000 increase in salaries and related employee benefits; a $38,000 increase in bonus expense, a $21,000 increase in stock-based compensation expense, a $10,000 increase in relocation expense, and a $6,000 increase in severance expense.

General and Administrative

General and administrative expenses for the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31,		Change
	2016	2015	Dollars	Percent
General and administrative	$1,442,695	$1,865,363	$(422,668)	-23%

General and administrative expenses were $1.44 million for the three months ended March 31, 2016 compared to $1.87 million for the three months ended March 31, 2015, a decrease of $423,000, or 23%.

The decrease in general and administrative expenses for the three months ended March 31, 2016 compared to the same period in 2015 was primarily due to a $184,000 decrease in compensation expenses; a $101,000 decrease in professional services; a $95,000 decrease in bad debt expense associated with our allowance for doubtful accounts reserve policy; a $35,000 decrease in board retainer fees; a $32,000 decrease in depreciation and amortization expense; and a $9,000 decrease in business and franchise taxes.  These decreases were partially offset by a $30,000 increase in office-related expenses and a $3,000 increase in travel expense.

Compensation expenses decreased for the three months ended March 31, 2016 compared to the same period in 2015 primarily due to a decrease in severance expense of $335,000 associated with the departure of a former President and Chief Executive Officer and a decrease in stock-based compensation expense of $91,000, of which $55,000 was related to the transition of our President and Chief Executive Officer in the prior year period.  These decreases were partially offset by an increase in salaries and related employee benefits in the aggregate of $207,000 and an increase in bonus expense of $35,000.

Professional services decreased for the three months ended March 31, 2016 compared to the same period in 2015 primarily due to a decrease in legal fees of $86,000, of which approximately $85,000 was related to the transition of our President and Chief Executive Officer in the prior year period; a $17,000 decrease in audit and tax services primarily due to the timing of work performed; and a decrease of $37,000 in public relations expenses that are now included as part of the marketing function.  These decreases were partially offset by an increase of $39,000 in consulting and other professional services primarily related to human resources and sales and use tax projects.

Research and Development

Research and development expenses for the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31,		Change
	2016	2015	Dollars	Percent
Research and development	$1,868	$2,061	$(193)	-9%

Research and development expenses were approximately $2,000 for the three months ended March 31, 2016 compared to approximately $2,000 for the three months ended March 31, 2015, a decrease of less than $1,000, or 9%.

Research and development expenses for the three months ended March 31, 2016 compared to the same period in 2015 were approximately the same due to a $1,000 decrease in compensation costs and office expenses for time and materials allocated by operations personnel to research and development activities, partially offset by a $1,000 increase in purchases of materials for testing.

Interest Expense

Interest expense for the three months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended March 31,		Change
	2016	2015	Dollars	Percent
Interest expense	$1,507	$17	$1,490	8,765%

Interest expense was approximately $2,000 for the three months ended March 31, 2016 compared to approximately $0 for the three months ended March 31, 2015, an increase of approximately $2,000, or 8,765%.

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

Provision for Income Taxes

We recognized an income tax net expense of approximately $3,000 for each of the three-month periods ended March 31, 2016 and 2015 for estimated tax, penalties, and interest associated with uncertain tax positions.

As of each reporting date, management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. As of March 31, 2016 and December 31, 2015, management determined that sufficient positive evidence continued to exist to conclude it was uncertain that we would have sufficient future taxable income to utilize our deferred tax assets, and therefore, we maintained a valuation allowance against our deferred tax assets.

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of March 31, 2016, our principal sources of liquidity were cash and cash equivalents totaling $11.58 million, trade accounts receivable of $2.64 million, and current inventory of $10.45 million, as compared to cash and cash equivalents totaling $5.27 million, trade accounts receivable of $3.85 million, and current inventory of $10.74 million as of December 31, 2015.  As described more fully below, we also have access to a $10 million credit facility.

During the three months ended March 31, 2016, our working capital increased by approximately $6.13 million to $22.16 million from $16.03 million at December 31, 2015. As described more fully below, the increase in working capital at March 31, 2016 is primarily attributable to an increase in our cash and cash equivalents due to our increased cash from operations, a decrease in trade accounts payable, and a net decrease in accrued expenses and other liabilities.  These increases were partially offset by a decrease in trade accounts receivable, a decreased allocation of inventory to short-term, a decrease in prepaid expenses and other assets, and an increase in accrued cooperative advertising.

During the three months ended March 31, 2016, $6.72 million of cash was provided by continuing operations and $745,000 of cash was used by discontinued operations. The primary drivers of positive cash flow were a decrease in inventory of $7.26 million, a decrease in trade accounts receivable of $1.34 million, and a decrease in prepaid expenses of $9,000.  These factors were partially offset by a decrease in trade accounts payable of $1.31 million and our loss of $749,000 that included $359,000 of non-cash expenses, and a decrease in accrued liabilities of $189,000.  Accounts receivable decreased primarily as a result of collection efforts during the first three months of 2016 on sales made in the third and fourth quarters of 2015.  We did not offer any extended wholesale customer payment terms during the three months ended March 31, 2016; however, we may offer these terms from time to time, which may not immediately increase liquidity as a result of current-period sales. We believe our competitors and other vendors in the wholesale jewelry industry have expanded their use of extended payment terms and, in aggregate, we believe that through our use of extended payment terms, we have provided a competitive response in our market and that our net sales have been favorably impacted.  We are unable to estimate the impact of this program on our net sales, but if we ceased providing extended payment terms in select instances, we believe we would not be competitive for some wholesale customers in the marketplace and that our net sales and profits would likely decrease. Generally, we have not experienced any significant accounts receivable write-offs related to revenue arrangements with extended payment terms; however, we have increased our reserves for uncollectible accounts primarily due to one customer with extended terms and are pursuing legal proceedings to collect on the outstanding balances.  We do not believe the terms are a factor with this customer’s non-payment.  Inventories decreased primarily as a result of sales, including a $6.77 million sale of slow-moving jewels to our largest customer, offset in part by the purchase of new raw material SiC crystals during the quarter pursuant to our exclusive supply agreement, or the Supply Agreement, with Cree, which we entered into on December 12, 2014; purchases of jewelry castings, findings, and other jewelry components; and production of moissanite jewels.  Prepaid expenses and other assets decreased primarily as a result of the timing of insurance premium payments and other payments in advance of goods or services received.  Accounts payable decreased primarily as a result of the timing of costs incurred but not yet paid as of March 31, 2016 associated with inventory-related purchases and professional services incurred but not yet due under our vendors’ payment terms.

We manufactured approximately $1.79 million in loose jewels and $2.35 million in finished jewelry, which includes the cost of the loose jewels and the purchase of precious metals and labor in connection with jewelry production, during the three months ended March 31, 2016.  We expect our purchases of precious metals and labor to increase as we increase our finished jewelry business. In addition, from the beginning of 2006 through the first quarter of 2016, the price of gold has increased significantly (approximately 132%), resulting in higher retail price points for gold jewelry. Because the market price of gold and other precious metals is beyond our control, the upward price trends could continue and have a negative impact on our operating cash flow as we manufacture finished jewelry.

Historically, our raw material inventories of SiC crystals had been purchased under exclusive supply agreements with a limited number of suppliers. Because the supply agreements restricted the sale of these crystals exclusively to us, the suppliers negotiated minimum purchase commitments with us that, when combined with our reduced sales during the periods when the purchase commitments were in effect, have resulted in levels of inventories that are higher than we might otherwise maintain. As of March 31, 2016, $14.56 million of our inventories were classified as long-term assets. Loose jewel sales and finished jewelry that we manufacture will utilize both the finished good loose jewels currently on-hand and, as we deplete certain shapes and sizes, our on-hand raw material SiC crystals of $5.58 million and new raw material that we are purchasing from Cree.

On December 12, 2014, we entered into the Supply Agreement with Cree, our long-time SiC raw materials supplier.  Under the Supply Agreement, subject to certain terms and conditions, we agreed to exclusively purchase from Cree, and Cree agreed to exclusively supply, 100% of our required SiC materials in quarterly installments that must equal or exceed a set minimum order quantity. The initial term of the Supply Agreement will expire on June 24, 2018, unless extended by the parties. We also have one option to unilaterally extend the term of the agreement for an additional two-year period, subject to certain conditions.  Our total purchase commitment under the Supply Agreement until June 2018 is dependent upon the size of the SiC material and ranges between approximately $29.6 million and approximately $31.5 million.

During the three months ended March 31, 2016, we purchased approximately $1.91 million of SiC crystals from Cree. We expect to use existing cash and cash equivalents and other working capital, together with future cash expected to be provided by operating activities and, if necessary, our credit facility described below, to finance our purchase commitment under the Supply Agreement.

We made no income tax payments during the three months ended March 31, 2016.  As of March 31, 2016, we had approximately $882,000 of remaining federal income tax credits, $533,000 of which expire between 2018 and 2021 and the balance without an expiration, which can be carried forward to offset future income taxes. As of March 31, 2016, we also had a federal tax net operating loss carryforward of approximately $12.21 million expiring between 2020 and 2034, which can be used to offset against future federal taxable income, a North Carolina tax net operating loss carryforward of approximately $18.05 million expiring between 2023 and 2030, and various other state tax net operating loss carryforwards expiring between 2016 and 2034, which can be used to offset against future state taxable income.

On June 25, 2014, we and our wholly owned subsidiaries, Charles & Colvard Direct, LLC and Moissanite.com, LLC, collectively referred to as the Borrowers, obtained the Credit Facility from Wells Fargo Bank, National Association, or Wells Fargo, which is a $10,000,000 asset-based revolving credit facility. The Credit Facility will be used for general corporate and working capital purposes, including transaction fees and expenses incurred in connection therewith and the issuance of letters of credit up to a $1,000,000 sublimit. The Credit Facility will mature on June 25, 2017.

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

The Credit Facility is secured by a lien on substantially all assets of the Borrowers, each of which is jointly and severally liable for all obligations thereunder.  Wells Fargo’s security interest in certain SiC materials is subordinate to Cree’s security interest in such materials pursuant to the Supply Agreement and an Intercreditor Agreement with Wells Fargo.

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

As of March 31, 2016, we had not borrowed against the Credit Facility.

We believe that our existing cash and cash equivalents and other working capital, together with future cash expected to be provided by operating activities, will be sufficient to meet our working capital and capital expenditure needs over the next 12 months. Our future capital requirements and the adequacy of available funds will depend on many factors, including our rate of sales growth; the expansion of our sales and marketing activities; the timing and extent of raw materials and labor purchases in connection with loose jewel production to support our moissanite jewel business and precious metals and labor purchases in connection with jewelry production to support our finished jewelry business; the timing of capital expenditures; and risk factors described in more detail in “Risk Factors” in this report and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.  We obtained the Credit Facility to mitigate these risks to our cash and liquidity position.  Also, we may make investments in, or acquisitions of, complementary businesses, which could also require us to seek additional equity or debt financing.

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

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. During the three months ended March 31, 2016, we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 1A.	Risk Factors

We discuss in our Annual Report on Form 10-K for the year ended December 31, 2015 various risks that may materially affect our business.   Except as set forth below, there have been no material changes to such risks.

Our failure to maintain compliance with NASDAQ’s continued listing requirements could result in the delisting of our common stock.  Our common stock is currently listed on The NASDAQ Global Select Market. In order to maintain this listing, we must satisfy minimum financial and other requirements. In the past, we have received a notification letter from NASDAQ indicating that we were not in compliance with listing requirements because the minimum bid price of our common stock closed below $1.00 per share for 30 consecutive business days. However, NASDAQ subsequently notified us that we had regained compliance with the minimum bid price requirement. If we fail to satisfy NASDAQ’s listing requirements in the future, we expect to take actions to regain compliance, but we can provide no assurance that any such action would prevent our common stock from dropping below the NASDAQ minimum bid price requirement or prevent future non-compliance with NASDAQ’s listing requirements. If our common stock is delisted from NASDAQ, the delisting could substantially decrease trading in our common stock and adversely affect the market liquidity of our common stock; adversely affect our ability to obtain financing on acceptable terms, if at all; and may result in the potential loss of confidence by investors, suppliers, customers, and employees and fewer business development opportunities. Additionally, the market price of our common stock may decline further and shareholders may lose some or all of their investment.

Item 6.	Exhibits

The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description
2.1
Asset Purchase Agreement, effective March 4, 2016, by and among Yanbal USA, Inc., Charles & Colvard, Ltd., and Charles & Colvard Direct, LLC (incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, as filed with the SEC on March 8, 2016)

2.2
List of Schedules Omitted from Asset Purchase Agreement included as Exhibit 2.1 above (incorporated herein by reference to Exhibit 2.2 to our Current Report on Form 8-K, as filed with the SEC on March 8, 2016)

10.1
Charles & Colvard, Ltd.  2016 Senior Management Equity Incentive Program, effective January 1, 2016 (incorporated herein by reference to Exhibit 10.42 to our Annual Report on Form 10-K for the year ended December 31, 2015)

10.2
First Amendment to Employment Agreement, dated March 8, 2016, by and between Charles & Colvard, Ltd. and Steve Larkin (incorporated herein by reference to Exhibit 10.46 to our Annual Report on Form 10-K for the year ended December 31, 2015)

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

101
The following materials from Charles & Colvard, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARLES & COLVARD, LTD.

	By:	/s/ Suzanne T. Miglucci
April 29, 2016		Suzanne T. Miglucci
President and Chief Executive Officer

	By:	/s/ Kyle Macemore
April 29, 2016		Kyle Macemore
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1
Asset Purchase Agreement, effective March 4, 2016, by and among Yanbal USA, Inc., Charles & Colvard, Ltd., and Charles & Colvard Direct, LLC (incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, as filed with the SEC on March 8, 2016)

2.2
List of Schedules Omitted from Asset Purchase Agreement included as Exhibit 2.1 above (incorporated herein by reference to Exhibit 2.2 to our Current Report on Form 8-K, as filed with the SEC on March 8, 2016)

10.1
Charles & Colvard, Ltd.  2016 Senior Management Equity Incentive Program, effective January 1, 2016 (incorporated herein by reference to Exhibit 10.42 to our Annual Report on Form 10-K for the year ended December 31, 2015)

10.2
First Amendment to Employment Agreement, dated March 8, 2016, by and between Charles & Colvard, Ltd. and Steve Larkin (incorporated herein by reference to Exhibit 10.46 to our Annual Report on Form 10-K for the year ended December 31, 2015)

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

101
The following materials from Charles & Colvard, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.