Form 10-Q
period 2016-06-30
CHARLES & COLVARD LTD
filed 2016-08-04
CIK 1015155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

As of July 29, 2016, there were 21,479,885 shares of the registrant’s common stock, no par value per share, outstanding.

CHARLES & COLVARD, LTD.

FORM 10-Q
For the Quarterly Period Ended June 30, 2016

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016 (unaudited)	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$11,111,309	$5,274,305
Accounts receivable, net	2,228,545	3,852,651
Inventory, net	10,121,500	10,739,798
Prepaid expenses and other assets	922,035	701,105
Assets related to discontinued operations	750	83,000
Total current assets	24,384,139	20,650,859
Long-term assets:
Inventory, net	15,961,283	21,588,622
Property and equipment, net	1,317,659	1,615,683
Intangible assets, net	5,564	71,086
Other assets	165,016	214,588
Total long-term assets	17,449,522	23,489,979
TOTAL ASSETS	$41,833,661	$44,140,838

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,062,700	$3,323,148
Accrued cooperative advertising	-	58,000
Accrued expenses and other liabilities	770,258	891,187
Liabilities related to discontinued operations	183,000	349,000
Total current liabilities	4,015,958	4,621,335
Long-term liabilities:
Accrued expenses and other liabilities	655,867	710,223
Accrued income taxes	427,246	420,503
Total long-term liabilities	1,083,113	1,130,726
Total liabilities	5,099,071	5,752,061
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value; 50,000,000 shares authorized; 21,507,235 and 21,111,585 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	54,243,816	54,240,247
Additional paid-in capital	13,918,550	13,280,920
Accumulated deficit	(31,427,776)	(29,132,390)
Total shareholders’ equity	36,734,590	38,388,777
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$41,833,661	$44,140,838

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$6,527,004	$6,183,535	$17,920,275	$13,199,621
Costs and expenses:
Cost of goods sold	3,894,094	6,092,858	13,057,982	10,521,481
Sales and marketing	1,803,010	1,787,930	3,331,595	3,145,874
General and administrative	1,693,123	1,191,879	3,135,818	3,057,242
Research and development	980	7,043	2,848	9,104
Total costs and expenses	7,391,207	9,079,710	19,528,243	16,733,701
Loss from operations	(864,203)	(2,896,175)	(1,607,968)	(3,534,080)
Other income (expense):
Interest income	-	-	-	11
Interest expense	(5)	(767)	(1,512)	(784)
Loss on abandonment of property and equipment	(115,548)	-	(115,548)	-
Gain on sale of long-term assets	-	-	-	125
Total other expense, net	(115,553)	(767)	(117,060)	(648)
Loss before income taxes from continuing operations	(979,756)	(2,896,942)	(1,725,028)	(3,534,728)
Income tax net expense from continuing operations	(3,500)	(3,243)	(6,743)	(6,336)
Net loss from continuing operations	(983,256)	(2,900,185)	(1,731,771)	(3,541,064)

Discontinued operations:
Loss from discontinued operations	(4,708)	(1,147,351)	(579,078)	(2,185,923)
Gain on sale of assets from discontinued operations	-	-	15,463	-
Net loss from discontinued operations	(4,708)	(1,147,351)	(563,615)	(2,185,923)
Net loss	$(987,964)	$(4,047,536)	$(2,295,386)	$(5,726,987)

Net loss per common share:
Basic – continuing operations	$(0.05)	$(0.14)	$(0.08)	$(0.17)
Basic – discontinued operations	(0.00)	(0.06)	(0.03)	(0.11)
Basic – total	$(0.05)	$(0.20)	$(0.11)	$(0.28)

Diluted – continuing operations	$(0.05)	$(0.14)	$(0.08)	$(0.17)
Diluted – discontinued operations	(0.00)	(0.06)	(0.03)	(0.11)
Diluted – total	$(0.05)	$(0.20)	$(0.11)	$(0.28)

Weighted average number of shares used in computing net loss per common share:
Basic	20,966,256	20,326,577	20,848,337	20,217,646
Diluted	20,966,256	20,326,577	20,848,337	20,217,646

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,731,771)	$(3,541,064)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	330,147	387,543
Stock-based compensation	594,728	676,664
Provision for uncollectible accounts	(59,558)	19,000
Provision for sales returns	(295,000)	(581,000)
Provision for inventory reserves	55,000	615,000
Loss on abandonment of property and equipment	115,548	-
Gain on sale of long-term assets	-	(125)
Changes in operating assets and liabilities:
Accounts receivable	1,978,664	1,609,967
Inventory	6,190,637	3,794,495
Prepaid expenses and other assets, net	(171,358)	(266,933)
Accounts payable	(260,448)	(77,039)
Accrued cooperative advertising	(58,000)	(184,000)
Accrued income taxes	6,743	6,336
Other accrued liabilities	(175,285)	713,860
Net cash provided by operating activities of continuing operations	6,520,047	3,172,704
Net cash used in operating activities of discontinued operations	(935,326)	(1,897,817)
Net cash provided by operating activities	5,584,721	1,274,887

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(118,433)	(145,733)
Patent, license rights, and trademark costs	(255)	(45,742)
Proceeds from sale of long-term assets	-	175
Net cash used in investing activities of continuing operations	(118,688)	(191,300)
Net cash provided by (used in) investing activities of discontinued operations	368,671	(9,452)
Net cash provided by (used in) investing activities	249,983	(200,752)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock option exercises	2,300	172,766
Net cash provided by financing activities of continuing operations	2,300	172,766

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,837,004	1,246,901
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,274,305	4,007,341
CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,111,309	$5,254,242

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,512	$784
Cash paid during the period for income taxes	$-	$-

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

Basis of Presentation and Principles of Consolidation - The accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, the unaudited statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2016.

The condensed consolidated financial statements as of and for the three and six months ended June 30, 2016 and 2015 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of December 31, 2015 is derived from the audited financial statements as of that date. The accompanying statements should be read in conjunction with the audited financial statements and related notes, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 8, 2016 (the “2015 Annual Report”).

The accompanying condensed consolidated financial statements as of and for the three and six months ended June 30, 2016 and 2015 include the accounts of the Company and its wholly owned subsidiaries Moissanite.com, LLC, formed in 2011; Charles & Colvard Direct, LLC, formed in 2011; and Charles & Colvard (HK) Ltd., the Company’s Hong Kong subsidiary that became a dormant entity in the second quarter of 2009 and the operations of which ceased in 2008. All intercompany accounts have been eliminated.

Significant Accounting Policies - In the opinion of the Company’s management, the significant accounting policies used for the three and six months ended June 30, 2016 are consistent with those used for the year ended December 31, 2015. Accordingly, please refer to the 2015 Annual Report for the Company’s significant accounting policies.

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

Previously, the Company managed its business primarily through the three distribution channels that it used to sell its product lines, loose jewels and finished jewelry, which included Charles and Colvard Direct, LLC. Accordingly, the Company determined its three operating and reportable segments to be wholesale distribution transacted through the parent entity, and the two direct-to-consumer distribution channels transacted through the Company’s wholly owned operating subsidiaries, Moissanite.com, LLC and Charles & Colvard Direct, LLC.  On March 4, 2016, the Company divested its direct-to-consumer home party business previously operated through its Charles & Colvard Direct, LLC (dba Lulu Avenue®) subsidiary.  As a result, during the three months ended March 31, 2016, the Company began managing its business primarily through its two continuing distribution channels. Accordingly, the Company is presenting segment results for the two continuing operating and reportable segments within this footnote and the segment results for Charles & Colvard Direct, LLC within Note 12, “Discontinued Operations” of this Quarterly Report on Form 10-Q. The accounting policies of these segments are the same as those described in Note 2, “Basis of Presentation and Significant Accounting Policies” of this Quarterly Report on Form 10-Q and in the Notes to the Consolidated Financial Statements in the 2015 Annual Report.

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

Summary financial information by reportable segment is as follows:

	Three Months Ended June 30, 2016
	Wholesale	Moissanite.com	Total
Net sales
Loose jewels	$4,826,839	$129,986	$4,956,825
Finished jewelry	544,816	1,025,363	1,570,179
Total	$5,371,655	$1,155,349	$6,527,004

Product line cost of goods sold
Loose jewels	$2,351,579	$18,244	$2,369,823
Finished jewelry	775,670	420,004	1,195,674
Total	$3,127,249	$438,248	$3,565,497

Product line gross profit
Loose jewels	$2,475,260	$111,742	$2,587,002
Finished jewelry	(230,854)	605,359	374,505
Total	$2,244,406	$717,101	$2,961,507

Operating loss	$(268,076)	$(596,127)	$(864,203)

Depreciation and amortization	$167,553	$16,103	$183,656

Capital expenditures	$51,648	$28,280	$79,928

	Three Months Ended June 30, 2015
	Wholesale	Moissanite.com	Total
Net sales
Loose jewels	$3,628,161	$138,148	$3,766,309
Finished jewelry	1,294,494	1,122,732	2,417,226
Total	$4,922,655	$1,260,880	$6,183,535

Product line cost of goods sold
Loose jewels	$3,040,470	$21,748	$3,062,218
Finished jewelry	1,204,174	533,659	1,737,833
Total	$4,244,644	$555,407	$4,800,051

Product line gross profit
Loose jewels	$587,691	$116,400	$704,091
Finished jewelry	90,320	589,073	679,393
Total	$678,011	$705,473	$1,383,484

Operating loss	$(2,617,570)	$(278,605)	$(2,896,175)

Depreciation and amortization	$163,209	$31,987	$195,196

Capital expenditures	$35,636	$-	$35,636

	Six Months Ended June 30, 2016
	Wholesale	Moissanite.com	Total
Net sales
Loose jewels	$14,351,193	$246,449	$14,597,642
Finished jewelry	1,081,286	2,241,347	3,322,633
Total	$15,432,479	$2,487,796	$17,920,275

Product line cost of goods sold
Loose jewels	$10,158,834	$25,049	$10,183,883
Finished jewelry	1,019,882	940,899	1,960,781
Total	$11,178,716	$965,948	$12,144,664

Product line gross profit
Loose jewels	$4,192,359	$221,400	$4,413,759
Finished jewelry	61,404	1,300,448	1,361,852
Total	$4,253,763	$1,521,848	$5,775,611

Operating loss	$(797,562)	$(810,406)	$(1,607,968)

Depreciation and amortization	$299,601	$30,546	$330,147

Capital expenditures	$88,551	$29,882	$118,433

	Six Months Ended June 30, 2015
	Wholesale	Moissanite.com	Total
Net sales
Loose jewels	$7,316,034	$271,404	$7,587,438
Finished jewelry	3,518,781	2,093,402	5,612,183
Total	$10,834,815	$2,364,806	$13,199,621

Product line cost of goods sold
Loose jewels	$5,242,573	$40,819	$5,283,392
Finished jewelry	2,431,984	1,014,019	3,446,003
Total	$7,674,557	$1,054,838	$8,729,395

Product line gross profit
Loose jewels	$2,073,461	$230,585	$2,304,046
Finished jewelry	1,086,797	1,079,383	2,166,180
Total	$3,160,258	$1,309,968	$4,470,226

Operating loss	$(2,851,346)	$(682,734)	$(3,534,080)

Depreciation and amortization	$323,849	$63,694	$387,543

Capital expenditures	$145,200	$533	$145,733

	June 30, 2016
	Wholesale	Moissanite.com	Total

Total assets	$41,674,640	$158,271	$41,832,911

	December 31, 2015
	Wholesale	Moissanite.com	Total

Total assets	$43,882,939	$174,899	$44,057,838

A reconciliation of the Company’s product line cost of goods sold to cost of goods sold as reported in the condensed consolidated financial statements is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Product line cost of goods sold	$3,565,497	$4,800,051	$12,144,664	$8,729,395
Non-capitalized manufacturing and production control expenses	331,533	500,460	742,299	647,572
Freight out	91,031	79,534	163,089	147,998
Inventory valuation allowances	-	411,000	55,000	615,000
Other inventory adjustments	(93,967)	301,813	(47,040)	381,516
Cost of goods sold	$3,894,094	$6,092,858	$13,057,982	$10,521,481

The Company’s net inventories by product line maintained in the parent entity’s wholesale distribution segment are as follows:

	June 30, 2016	December 31, 2015
Loose jewels
Raw materials	$4,550,319	$6,741,712
Work-in-process	8,014,873	5,516,799
Finished goods	9,438,017	15,877,436
Finished goods on consignment	44,861	55,388
Total	$22,048,070	$28,191,335

Finished jewelry
Raw materials	$308,415	$190,427
Work-in-process	473,846	514,946
Finished goods	3,050,221	3,193,569
Finished goods on consignment	162,555	200,613
Total	$3,995,037	$4,099,555

Supplies inventories of approximately $40,000 and $38,000 at June 30, 2016 and December 31, 2015, respectively, included in finished goods inventories in the condensed consolidated financial statements are omitted from inventories by product line because they are used in both product lines and are not maintained separately.  The Company’s continuing operating subsidiary carries no net inventories, and inventory is transferred without intercompany markup from the parent entity’s wholesale distribution segment as product line cost of goods sold when sold to the end consumer.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales
United States	$5,450,060	$5,662,932	$16,092,042	$12,064,300
International	1,076,944	520,603	1,828,233	1,135,321
Total	$6,527,004	$6,183,535	$17,920,275	$13,199,621

	June 30, 2016	December 31, 2015
Property and equipment, net
United States	$1,317,659	$1,615,683
International	-	-
Total	$1,317,659	$1,615,683

	June 30, 2016	December 31, 2015
Intangible assets, net
United States	$5,564	$15,362
International	-	55,724
Total	$5,564	$71,086

4.	FAIR VALUE MEASUREMENTS

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

Assets that are measured at fair value on a non-recurring basis include property and equipment, leasehold improvements, and intangible assets, comprising patents and trademarks. These items are recognized at fair value when they are considered to be impaired. Level 3 inputs are primarily based on the estimated future cash flows of the asset determined by market inquiries to establish fair market value of used machinery or future revenue expected to be generated with the assistance of patents and trademarks.

5.	INVENTORIES

The Company’s total inventories, net of reserves, consisted of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Raw materials	$4,858,734	$6,932,139
Work-in-process	8,488,719	6,031,745
Finished goods	13,909,914	20,441,535
Finished goods on consignment	247,416	293,001
Less inventory reserves	(1,422,000)	(1,370,000)
Total	$26,082,783	$32,328,420

Current portion	$10,121,500	$10,739,798
Long-term portion	15,961,283	21,588,622
Total	$26,082,783	$32,328,420

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

The Company’s work-in-process inventories include raw SiC crystals on which processing costs, such as labor and sawing, have been incurred; and components, such as metal castings and finished good moissanite jewels, that have been issued to jobs in the manufacture of finished jewelry. The Company’s moissanite jewel manufacturing process involves the production of intermediary shapes, called “preforms,” that vary depending upon the size and shape of the finished jewel. To maximize manufacturing efficiencies, preforms may be made in advance of current finished inventory needs but remain in work-in-process inventories. As of June 30, 2016 and December 31, 2015, work-in-process inventories issued to active production jobs approximated $6.01 million and $3.02 million, respectively.

The Company’s jewels do not degrade in quality over time and inventory generally consists of the shapes and sizes most commonly used in the jewelry industry. In addition, the majority of jewel inventory is not mounted in finished jewelry settings and is therefore not subject to fashion trends nor is obsolescence a significant factor. The Company has very small market penetration in the worldwide jewelry market, and the Company had the exclusive right in the U.S. through August 2015 and has the exclusive right in many other countries into the third quarter of 2016 to produce and sell created SiC for use in jewelry applications. During the year ended December 31, 2015, management identified an opportunity to sell approximately $2.28 million of slow-moving loose jewel inventory of less desirable quality.  As a result of this sale and feedback from customers on the value of some of these goods, the Company determined a lower of cost or market reserve of $528,000 and $352,000 as of June 30, 2016 and December 31, 2015, respectively, was required on some of the remaining inventory of these lower quality goods.

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

Prior to March 2016, the Company purchased fashion finished jewelry comprising base metals and non-precious gemstones for sale through Lulu Avenue®, the Company’s former direct-to-consumer home party division of the Company’s wholly owned operating subsidiary, Charles & Colvard Direct, LLC. This finished jewelry was fashion oriented and subject to styling trends that could change with each catalog season, of which there are generally two each year. Typically in the jewelry industry, slow-moving or discontinued lines are sold as closeouts or liquidated in alternative sales channels.  Management reviews the finished jewelry inventory on an ongoing basis for any lower of cost or market and obsolescence issues.  Management identified certain fashion finished jewelry inventory that could not be sold due to damage or branding issues and established an obsolescence reserve of $155,000 as of June 30, 2016 and $164,000 as of December 31, 2015, for the carrying costs in excess of any estimated scrap values.  As of June 30, 2016 and December 31, 2015, management identified certain finished jewelry featuring moissanite that was obsolete due to damage and other factors that indicate the finished jewelry is unsaleable, and established an obsolescence reserve of $185,000 and $225,000, respectively, for the carrying costs in excess of any estimated scrap values.

Periodically, the Company ships finished goods inventory to wholesale customers on consignment terms. Under these terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. Finished goods on consignment at June 30, 2016 and December 31, 2015 are net of shrinkage reserves of $39,000 and $37,000, respectively, to allow for certain loose jewels and finished jewelry on consignment with wholesale customers that may not be returned or may be returned in a condition that does not meet the Company’s current grading or quality standards.

Total net loose jewel inventories at June 30, 2016 and December 31, 2015, including inventory on consignment net of reserves, were $22.05 million and $28.19 million, respectively. The loose jewel inventories at June 30, 2016 and December 31, 2015 include shrinkage reserves of $47,000 and $50,000, respectively, which includes $6,000 and $10,000 of shrinkage reserves on inventory on consignment at June 30, 2016 and December 31, 2015, respectively. Loose jewel inventories at June 30, 2016 and December 31, 2015 also include recut reserves of $400,000 and $449,000, respectively.

Total net jewelry inventories at June 30, 2016 and December 31, 2015, including inventory on consignment net of reserves, finished jewelry featuring moissanite manufactured by the Company, and fashion finished jewelry purchased and owned by the Company which was made for sale through Lulu Avenue®, were $4.00 million and $4.10 million, respectively.  The finished jewelry inventories at June 30, 2016 and December 31, 2015 also include shrinkage reserves of $93,000 and $95,000, respectively, including shrinkage reserves of $33,000 and $27,000 on inventory on consignment, respectively; and a repairs reserve of $14,000 and $31,000, respectively.

The need for adjustments to inventory reserves is evaluated on a period-by-period basis.

6.	INCOME TAXES

The Company recognized an income tax net expense of approximately $4,000 and $3,000, respectively, for the three months ended June 30, 2016 and 2015, and $7,000 and $6,000, respectively, for the six months ended June 30, 2016 and 2015, for estimated tax, penalties, and interest associated with uncertain tax positions.

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. As of June 30, 2016 and December 31, 2015, the Company’s management determined that sufficient negative evidence continued to exist to conclude it was uncertain that the Company would have sufficient future taxable income to utilize its deferred tax assets, and therefore, the Company maintained a valuation allowance against its deferred tax assets.

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

As of June 30, 2016, the Company’s future minimum payments under the operating leases were as follows:

2016	$287,778
2017	584,789
2018	600,871
2019	617,395
2020	634,373
Thereafter	541,957
Total	$3,267,163

Rent expense for the three months ended June 30, 2016 and 2015 was approximately $134,000 and $128,000, respectively. Rent expense for the six months ended June 30, 2016 and 2015 was approximately $276,000 and $255,000, respectively.

Purchase Commitments

On December 12, 2014, the Company entered into a new exclusive supply agreement (the “Supply Agreement”) with Cree, Inc. (“Cree”), its SiC raw materials supplier.  Under the Supply Agreement, subject to certain terms and conditions, the Company agreed to exclusively purchase from Cree, and Cree agreed to exclusively supply, 100% of the Company’s required SiC materials in quarterly installments that must equal or exceed a set minimum order quantity. The initial term of the Supply Agreement will expire on June 24, 2018, unless extended by the parties. The Company also has one option to unilaterally extend the term of the agreement for an additional two-year period, subject to certain conditions.  The Company’s total purchase commitment under the Supply Agreement until June 2018 is dependent upon the size of the SiC material and ranges between approximately $29.6 million and approximately $31.5 million.

During the six months ended June 30, 2016 and 2015, the Company purchased approximately $3.82 million and $3.05 million, respectively, of SiC crystals from Cree.

8.	LINE OF CREDIT

On June 25, 2014, the Company and its wholly owned subsidiaries, Charles & Colvard Direct, LLC, and Moissanite.com, LLC (collectively, the “Borrowers”), obtained a $10,000,000 asset-based revolving credit facility (the “Credit Facility”) from Wells Fargo Bank, National Association (“Wells Fargo”). The Credit Facility may be used for general corporate and working capital purposes, including transaction fees and expenses incurred in connection therewith and the issuance of letters of credit up to a $1,000,000 sublimit. The Credit Facility will mature on June 25, 2017.

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

The Credit Facility is secured by a lien on substantially all assets of the Borrowers, each of which is jointly and severally liable for all obligations thereunder.  Wells Fargo’s security interest in certain SiC materials is subordinate to the security interest in such materials pursuant to the Supply Agreement and an Intercreditor Agreement with Wells Fargo.

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

As of June 30, 2016, the Company had not borrowed against the Credit Facility.

9.	STOCK-BASED COMPENSATION

The following table summarizes the components of the Company’s stock-based compensation included in net loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Employee stock options	$105,543	$119,990	$244,726	$306,461
Consultant stock options	46,862	25,203	97,110	41,448
Restricted stock awards	152,472	248,910	297,063	425,433
Totals	$304,877	$394,103	$638,899	$773,342

No stock-based compensation was capitalized as a cost of inventory during the three and six months ended June 30, 2016 and 2015.  Included in total stock-based compensation are approximately ($5,000) and $75,000 for the three months ended June 30, 2016 and 2015, respectively, related to discontinued operations. Included in total stock-based compensation are approximately $44,000 and $96,000 for the six months ended June 30, 2016 and 2015, respectively, related to discontinued operations.

Stock Options - The following is a summary of the stock option activity for the six months ended June 30, 2016:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2015	2,441,077	$2.11
Granted	441,005	$1.11
Exercised	(2,500)	$0.92
Forfeited	(298,747)	$1.40
Expired	(261,229)	$1.80
Outstanding, June 30, 2016	2,319,606	$2.05

The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2016 was $0.61. The total fair value of stock options that vested during the six months ended June 30, 2016 was approximately $471,000. The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions for stock options granted during the six months ended June 30, 2016:

Dividend yield	0.0%
Expected volatility	61.9%
Risk-free interest rate	1.47%
Expected lives (years)	5.54

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

The following table summarizes information about stock options outstanding at June 30, 2016:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Balance as of 6/30/2016	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 6/30/2016	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 6/30/2016	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
2,319,606	7.40	$2.05	1,389,202	6.16	$2.42	2,257,735	7.35	$2.06

As of June 30, 2016, the unrecognized stock-based compensation expense related to unvested stock options was approximately $569,000, which is expected to be recognized over a weighted average period of approximately 18 months.

The aggregate intrinsic value of stock options outstanding, exercisable, and vested or expected to vest at June 30, 2016 were each approximately $14,000. This amount is before applicable income taxes and represents the closing market price of the Company’s common stock at June 30, 2016 less the grant price, multiplied by the number of stock options that had a grant price that is less than the closing market price. This amount represents the amount that would have been received by the optionees had these stock options been exercised on that date. During each of the three and six months ended June 30, 2016, the aggregate intrinsic value of stock options exercised was approximately $250. During the three and six months ended June 30, 2015, the aggregate intrinsic value of stock options exercised was approximately $169,000 and $167,000, respectively.

Restricted Stock - The following is a summary of the restricted stock activity for the six months ended June 30, 2016:

	Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2015	425,000	$1.87
Granted	509,250	$0.93
Vested	(295,146)	$1.74
Canceled	(116,100)	$1.42
Unvested, June 30, 2016	523,004	$1.13

As of June 30, 2016, the unrecognized stock-based compensation expense related to unvested restricted stock was approximately $363,000, which is expected to be recognized over a weighted average period of approximately eight months.

Dividends - The Company has not paid any cash dividends in the current year through June 30, 2016.

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

The following table reconciles the differences between the basic and diluted earnings per share presentations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net loss from continuing operations	$(983,256)	$(2,900,185)	$(1,731,771)	$(3,541,064)
Net loss from discontinued operations	(4,708)	(1,147,351)	(563,615)	(2,185,923)
Net loss	$(987,964)	$(4,047,536)	$(2,295,386)	$(5,726,987)

Denominator:
Weighted average common shares outstanding:
Basic	20,966,256	20,326,577	20,848,337	20,217,646
Stock options and restricted stock	-	-	-	-
Diluted	20,966,256	20,326,577	20,848,337	20,217,646

Net loss per common share:
Basic – continuing operations	$(0.05)	$(0.14)	$(0.08)	$(0.17)
Basic – discontinued operations	(0.00)	(0.06)	(0.03)	(0.11)
Basic – total	$(0.05)	$(0.20)	$(0.11)	$(0.28)

Diluted – continuing operations	$(0.05)	$(0.14)	$(0.08)	$(0.17)
Diluted – discontinued operations	(0.00)	(0.06)	(0.03)	(0.11)
Diluted – total	$(0.05)	$(0.20)	$(0.11)	$(0.28)

For each of the three and six months ended June 30, 2016, stock options to purchase approximately 2.32 million shares were excluded from the computation of diluted net loss per common share because the exercise price of the stock options was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to net loss per common share. For each of the corresponding period ended June 30, 2015, stock options to purchase approximately 1.56 million shares were excluded.  For each of the three and six months ended June 30, 2016, approximately 523,000 unvested restricted shares were excluded because the inclusion of such amounts would be anti-dilutive to net loss per common share.  For each of the corresponding period ended June 30, 2015, 554,000 unvested restricted shares were excluded.

11.	MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurable limits of $250,000 per depositor at each financial institution. Amounts on deposit in excess of FDIC insurable limits at June 30, 2016 and December 31, 2015 approximated $10.71 million and $4.92 million, respectively.

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

At times, a portion of the Company’s accounts receivable will be due from customers that have individual balances in excess of 10% of the Company’s total net accounts receivable.  The following is a summary of customers that represent greater than or equal to 10% of total net accounts receivable:

	June 30, 2016		December 31, 2015
Customer A	22%		14%
Customer B	16%		**%
Customer C	10%		**%
Customer D	*	%	17%
Customer E	*	%	11%
Customer F	*	%	10%

* Customers D, E and F did not have individual balances that represented a significant portion of total net accounts receivable as of June 30, 2016.
** Customers B and C did not have individual balances that represented a significant portion of the total net accounts receivable as of December 31, 2015.

A significant portion of sales is derived from certain customer relationships. The following is a summary of customers that represent greater than or equal to 10% of total gross sales from continuing operations:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016		2015	2016	2015
Customer B	27%		1%	14%	11%
Customer D	*	%	52%	38%	40%

*Customer D did not represent a significant portion of sales for the three months ended June 30, 2016.

12.	DISCONTINUED OPERATIONS

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

Pursuant to the terms of the Purchase Agreement, the Transferred Assets included, among other things, (i) an inventory credit to be used towards $250,000 in existing non-moissanite and moissanite inventory as of the Closing Date, consisting of Direct’s current jewelry offered under the “Lulu Avenue” trademarks, (ii) all existing marketing collateral such as packaging and catalogs for Direct’s current jewelry offered under the “Lulu Avenue” trademarks as of the Closing Date, (iii) certain assigned contracts, (iv) style advisor and customer lists, and (v) all intellectual property rights owned by the Company and Direct and used solely in connection with the operation of Direct’s direct-to-consumer home party business for the sale of fashion jewelry and related products and services in the United States, excluding the “Lulu Avenue” and “Love Knot” trademarks and other “Lulu Avenue” specific intellectual property such as the domain name www.luluavenue.com and all content located on such website (the “Lulu Intellectual Property”). The inventory credit and an exclusive, nontransferable license to use the Lulu Intellectual Property that was also granted to Yanbal on the Closing Date expired on July 31, 2016. After the Closing Date, the Company and Direct may not engage in the direct-to-consumer home party business and may not solicit style advisors or customers of the direct-to-consumer home party business. The Company has also agreed to provide to Yanbal certain transition services.

The purchase price for the Transferred Assets was $500,000 with selling expenses of approximately $131,000 resulting in a net purchase price of approximately $369,000.  The Company recorded a liability associated with $35,000 of expense related to certain style advisor incentives and reduced prepaid expenses by $60,000 related to contracts acquired by Yanbal.

The following table presents the major classes of line items constituting assets and liabilities related to discontinued operations:

	June 30, 2016	December 31, 2015
Prepaid expenses and other assets	$750	$83,000
Total assets	$750	$83,000
Accounts payable	$35,000	$140,000
Accrued expenses and other liabilities	148,000	209,000
Total liabilities	$183,000	$349,000

The following table presents the major classes of line items constituting pretax loss from discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$53,698	$1,293,337	$770,771	$2,654,315
Costs and expenses:
Cost of goods sold	9,501	368,679	268,590	783,959
Sales and marketing	44,389	1,729,940	908,197	3,345,360
General and administrative	4,516	342,069	173,051	710,919
Interest expense	-	-	11	-
Total costs and expenses	58,406	2,440,688	1,349,849	4,840,238
Loss from discontinued operations	(4,708)	(1,147,351)	(579,078)	(2,185,923)
Other income (expense):
Gain on sale of long-term assets	-	-	15,463	-
Total other income (expense), net	-	-	15,463	-
Pretax loss from discontinued operations	$(4,708)	$(1,147,351)	$(563,615)	$(2,185,923)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future. You should be aware that although the forward-looking statements included herein represent management’s current judgment and expectations, our actual results may differ materially from those projected, stated, or implied in these forward-looking statements as a result of many factors including, but not limited to, the following:

•	Our future financial performance depends upon increased consumer awareness and acceptance, growth of sales of our products, and operational execution of our strategic initiatives.
•	We are currently substantially dependent on a limited number of distributors, jewelry manufacturers, and retailers for the sale of our products.
•	The execution of our business plans could significantly impact our liquidity.
•	Our business and our results of operations could be materially adversely affected as a result of our inability to fulfill orders on a timely basis.
•	The financial difficulties or insolvency of one or more of our major customers or their lack of willingness and ability to market our products could adversely affect results.
•	We expect to remain dependent upon our exclusive supply agreement, or the Supply Agreement with Cree, Inc., or Cree, which we entered into on December 12, 2014, for the sole supply of our silicon carbide, or SiC, crystals for the foreseeable future.
•	We face intense competition in the worldwide jewelry industry.
•	Our failure to maintain compliance with NASDAQ’s continued listing requirements could result in the delisting of our common stock.
•	Our current wholesale customers may potentially perceive us as a competitor in the finished jewelry business.
•	We may experience quality control challenges from time to time that can result in lost revenue and harm to our brands and reputation.
•	Our business and our results of operations could be materially adversely affected as a result of general economic and market conditions.
•	We are subject to certain risks due to our international distribution channels and vendors.
•	Our operations could be disrupted by natural disasters.
•	Sales of moissanite jewelry could be dependent upon the pricing of precious metals, which is beyond our control.
•	Seasonality of our business may adversely affect our net sales and operating income.
•	We may not be able to adequately protect our intellectual property, which could harm the value of our products and brands and adversely affect our business.
•	A failure of our information technology infrastructure or a failure to protect confidential information of our customers and our network against security breaches could adversely impact our business and operations.
•	If the e-commerce opportunity changes dramatically or if e-commerce technology or providers change their models, our results of operations may be adversely affected.
•	If we fail to evaluate, implement, and integrate strategic acquisition or disposition opportunities successfully, our business may suffer.
•	Governmental regulation and oversight might adversely impact our operations.
•	Some anti-takeover provisions of our charter documents may delay or prevent a takeover of our company.

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

As a result of the divestiture of our direct-to-consumer home party business operated through our Charles & Colvard Direct, LLC (dba Lulu Avenue®) subsidiary, during the three months ended March 31, 2016, we began managing our business primarily through our two continuing distribution channels. Accordingly, for the three and six months ended June 30, 2016 and 2015, our reportable segments are our wholesale distribution channel transacted through our parent entity, and our direct-to-consumer distribution channel transacted through the wholly owned operating subsidiary, Moissanite.com, LLC.  We are now presenting the operating results of Charles and Colvard Direct, LLC as a discontinued operation.

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

Our future growth strategy is closely linked to our vision statement:  “To be an innovative, disruptive leader in the jewelry industry by offering a socially responsible, created jewel that will last forever at a revolutionary value.” We plan to accomplish this vision by growing our core loose jewel and finished jewelry wholesale distribution segment with key distributors, jewelry manufacturers, and retailers while working to develop and expand our continuing direct-to-consumer distribution segment, which is conducted through our e-commerce subsidiary, Moissanite.com, LLC.  We also intend to expand our multi-channel e-commerce footprint through third-party marketplaces, comparison shopping engines, affiliate networks, social commerce sites and more. We plan to support these initiatives by increasing consumer awareness through a broad digital marketing footprint, clearly communicating to the consumer the value proposition of our products, and developing and distributing leading global brands for our moissanite jewel and finished jewelry featuring moissanite with an unrelenting focus on quality and design. Our key strategies for 2016 are as follows:

•	Expansion of Forever OneTM. In September 2015, we launched Forever One™ – our first colorless moissanite jewel. We introduced Forever OneTM to the market with a limited launch. It was met with great enthusiasm from channel partners and existing customers. We intend to leverage this momentum, and expand our Forever OneTM assortment (more shapes and sizes) throughout 2016 via a series of scheduled product releases.

•	A move up-market. Over the years our core product supplier, Cree, has improved its proprietary processes for SiC production. It is this over 20-year evolution that has enabled the launch of our colorless jewel, Forever OneTM. With this improvement in core product comes the opportunity for us to move up-market – competing directly with diamond for share of wallet. We believe that this higher quality product line positions us for a move up-market to higher end retail opportunities. We do anticipate new providers of moissanite to enter the market, as our U.S. exclusive patent expired in 2015, and international patents will be expiring in the third quarter of this year. We know how challenging it is to create high-quality moissanite and anticipate it will take emerging providers significant time and investment to bring meaningful and competitive products to market. As we experienced ourselves, we anticipate these new providers evolving from low-end moissanite quality, and do not anticipate competition in the near-colorless (Forever Brilliant®) or colorless (Forever OneTM) range for some time to come. To differentiate ourselves from emerging competition and to ensure our customers they are receiving a reputable and high-quality jewel, each Charles & Colvard Created Moissanite® jewel is backed by a Limited Lifetime Warranty and Certificate of Authenticity – our commitment to our customers that their purchase is guaranteed to retain its fire and brilliance forever.

•	Expansion of our jewelry line. We intend to expand our jewelry product line in 2016 to include increased focus on the bridal category. We plan to curate a blend of our own finished jewelry featuring moissanite with products from select artisan jewelers. This broadened collection will be available to our retail and wholesale partners as well as promoted on our e-commerce site and third-party transactional websites. We plan to expand our resources and realign our sales and marketing team in the third quarter of the 2016 to implement this initiative.

•	Growth within our traditional channels. We have enjoyed over 20 years of partnership with industry leaders in the wholesale and retail spaces. We believe these traditional channels represent fertile ground for our move up-market, and we are already working with several existing partners to expand their product lines to include Forever OneTM. With this new, extraordinary, upscale product we believe we have an opportunity to both expand our relationship with existing partners and onboard new partners. A continued presence for Charles & Colvard Created Moissanite® in traditional retail channels remains an important way for us to create touchpoints directly with consumers by providing them an opportunity to see and believe the beauty and brilliance of moissanite. During the first quarter of 2016, we launched moissanite on a TV shopping network with limited hours and continued sessions with limited hours in the second quarter of 2016. During 2015, this TV shopping network only sold our jewelry on their website. This is an example of creating growth within our traditional channels.

•	Expansion of our direct-to-consumer e-commerce business. In the second half of 2016, we plan to launch our new website, and we will be expanding our finished jewelry collections and re-casting our products. With the launch of our new website, we also plan to introduce an elevated line of jewelry, an expanded line of bridal jewelry, fashion and classic styles, and the introduction of fashion oriented pieces that will address entry price points. We plan to launch an awareness campaign that will coincide with the release of the new website and will include public relations, social media, and search engine management. During 2016, we intend to expand our e-commerce footprint by providing our products for sale through additional e-commerce channels and emerging social commerce channels. We believe our direct-to-consumer e-commerce sales channels will not only add to our top-line revenues, but will also play a key role in our campaign to increase overall consumer awareness of moissanite. We also envision e-commerce as a part of a broader effort to establish online connections with consumers that build our brand and subsequently our business with wholesale and retail partners.

•	A laser focus on millennials. Millennials are the largest age group in U.S. history, and they are moving into their prime spending years. Millennials have less money to spend and are often encumbered with debt, with student loans taking up a significant chunk of postgraduate millennials’ income. They are the first ‘digital natives,’ known for spending significant time online, especially within their social networks. When they do partake in traditional pastimes such as listening to music or watching television, they do so streaming from their digital devices. And most importantly, they are socially and ethically-responsible individuals. Millennials proactively seek out goods and services that align with their core principles, and become devoted and vocal advocates of brands that embody ‘green’ practices. Our socially responsible and ethically-sourced loose jewel and finished jewelry products align directly with the principles and purchasing preferences of the millennial, and our quality and price point offer unprecedented value to the cost-conscious millennial. During the first quarter of 2016, we hired an outside agency to help us build a brand strategy and architecture and develop a brand design and messaging aligned with this target market. We continued to work with the outside agency through the second quarter of 2016 with a target for completion in the third quarter of 2016. Throughout 2016, we plan to proactively engage this market through a multi-channel traditional and digital marketing strategy, as outlined below.

•	Our go-to-market strategy. In order to expand existing channels while reaching our millennial targets, we intend to reconstruct our promotional and go-to-market strategies. In 2016, we plan to:

•	Develop significant educational content to help the market understand moissanite, the availability of our expanded selection of loose jewels and finished jewelry featuring moissanite, and our commitment to corporate social responsibility in the products we bring to market and the way we operate our business. We also plan to deliver background content relative to the impact of mining on the jewelry industry. We anticipate being disruptive in the industry and intend to be a leader on the topic of corporate social responsibility, and the social and ethical appeal of created gemstones and jewels.

•	Expand our traditional channels. We plan to foster existing relationships designed to move channel partners up-market with us, while onboarding new partners who we believe are well positioned to help us bring Forever OneTM to market. We intend to focus our efforts on additional television channels, new wholesale and retail opportunities, an expanded drop-ship network, a presence with independent jewelers, and more.

•	Execute an aggressive social media strategy to directly reach consumers. Leveraging our own social media properties and those of third parties, we believe we will create a dialogue that enables a ‘pull’ strategy which draws consumers to us to learn about and acquire our products.

•	Expand our online presence including an aggressive push of our product to e-commerce marketplaces, comparison shopping engines, affiliate networks, social commerce sites, and more. We intend to couple these postings with a significant digital marketing presence to deliver online advertising and search engine results to the consumer at the time they are searching for related products.

•	Adopt new and emerging technologies to deliver our message. In order to remain relevant and in front of today’s rapidly-evolving consumer, it is incumbent on us to study and adopt new technologies as the consumer demands them. A prime example is advancements in streaming video and the increasing impact video has on consumer education and behavior. We believe this is a significant shift, and one we need to employ in our online toolkit. We will strive to adopt this and other technologies to enhance our own e-commerce property as well as third-party outlets to tell our story.

As we execute our strategy to build and reinvest in our businesses, significant expenses and investment of cash will be required ahead of the revenue streams we expect in the future, and this will result in some unprofitable reporting periods in 2016.  Despite this, we have maintained as one of our primary goals to generate positive cash flow from continuing operations to protect our cash position. We were successful in achieving this goal during 2015 and in the first six months of 2016 as we were able to reduce our inventories and aggressively collect on our trade accounts receivable balances. We will continue to monitor our cash burn rate and collection efforts as we grow the business.

Our total consolidated net sales for the six months ended June 30, 2016 of $17.92 million were 36% greater than total consolidated net sales during the six months ended June 30, 2015. Wholesale distribution segment net sales for the six months ended June 30, 2016 of $15.43 million were 42% greater than wholesale distribution segment net sales during the six months ended June 30, 2015. Direct-to-consumer e-commerce distribution segment net sales for the six months ended June 30, 2016 of $2.49 million were 5% greater than direct-to-consumer e-commerce distribution segment net sales during the six months ended June 30, 2015.

Loose jewel sales comprised 81% of our total consolidated net sales for the six months ended June 30, 2016 and increased 92% to $14.60 million, compared with $7.59 million in the same period of 2015. Finished jewelry sales for the six months ended June 30, 2016 comprised 19% of our total consolidated net sales and decreased 41% to $3.32 million, compared with $5.61 million in the same period of 2015.

Operating expenses from continuing operations increased by $258,000, or 4%, to $6.47 million for the six months ended June 30, 2016, compared with $6.21 million in the same period of 2015. Of this increase, general and administrative expenses increased $78,000, or 3%, to $3.14 million primarily as a result of certain fees associated with our $10,000,000 asset-based revolving credit facility, or the Credit Facility, obtained on June 25, 2014 from Wells Fargo Bank, National Association, or Wells Fargo. Sales and marketing expenses increased $186,000, or 6%, to $3.33 million, primarily as a result of costs associated with implementing our new sales and marketing strategies.  As we grow our business, we intend to continue to closely manage our operating expenses by seeking the most cost effective and efficient solutions for our operating requirements. We recorded a net loss of $2.3 million, or $0.11 per diluted share, for the six months ended June 30, 2016, primarily due to greater margins on higher sales with increased sales and marketing expenses as we implement our new sales and marketing strategies.

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

Results of Operations

The following table sets forth certain consolidated statements of operations data for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$6,527,004	$6,183,535	$17,920,275	$13,199,621
Costs and expenses:
Cost of goods sold	3,894,094	6,092,858	13,057,982	10,521,481
Sales and marketing	1,803,010	1,787,930	3,331,595	3,145,874
General and administrative	1,693,123	1,191,879	3,135,818	3,057,242
Research and development	980	7,043	2,848	9,104
Total costs and expenses	7,391,207	9,079,710	19,528,243	16,733,701
Loss from operations	(864,203)	(2,896,175)	(1,607,968)	(3,534,080)
Other income (expense):
Interest income	-	-	-	11
Interest expense	(5)	(767)	(1,512)	(784)
Loss on abandonment of property and equipment	(115,548)	-	(115,548)	-
Gain on sale of long-term assets	-	-	-	125
Total other expense, net	(115,553)	(767)	(117,060)	(648)
Loss before income taxes from continuing operations	(979,756)	(2,896,942)	(1,725,028)	(3,534,728)
Income tax net expense from continuing operations	(3,500)	(3,243)	(6,743)	(6,336)
Net loss from continuing operations	(983,256)	(2,900,185)	(1,731,771)	(3,541,064)

Discontinued operations:
Loss from discontinued operations	(4,708)	(1,147,351)	(579,078)	(2,185,923)
Gain on sale of assets from discontinued operations	-	-	15,463	-
Net loss from discontinued operations	(4,708)	(1,147,351)	(563,615)	(2,185,923)
Net loss	$(987,964)	$(4,047,536)	$(2,295,386)	$(5,726,987)

Consolidated Net Sales

Consolidated net sales for the three and six months ended June 30, 2016 and 2015 comprise the following:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	Dollars	Percent	2016	2015	Dollars	Percent
Loose jewels	$4,956,825	$3,766,309	$1,190,516	32%	$14,597,642	$7,587,438	$7,010,204	92%
Finished jewelry	1,570,179	2,417,226	(847,047)	-35%	3,322,633	5,612,183	(2,289,550)	-41%
Total consolidated net sales	$6,527,004	$6,183,535	$343,469	6%	$17,920,275	$13,199,621	$4,720,654	36%

Consolidated net sales were $6.53 million for the three months ended June 30, 2016 compared to $6.18 million for the three months ended June 30, 2015, an increase of $343,000, or 6%.  Consolidated net sales were $17.92 million for the six months ended June 30, 2016 compared to $13.20 million for the six months ended June 30, 2015, an increase of $4.72 million, or 36%.  The increase in consolidated net sales for the three months ended June 30, 2016 was due primarily to strong wholesale loose jewels sales compared to the corresponding period of the prior year. This increase was largely offset by the decrease in finished jewelry sales. Our direct-to-consumer e-commerce business, Moissanite.com, sales decreased over the corresponding periods due to lower conversion rates which we believe are due to the lack of clearance inventory on Moissanite.com. We expect this trend to continue into the fourth quarter of 2016 until we re-merchandise and upgrade Moissanite.com. The increase in consolidated net sales for the six months ended June 30, 2016 was due primarily to the increase in our wholesale business in both the domestic and international markets through our distributor channels,  the sale of approximately $6.77 million of slow-moving inventory to our largest domestic customer as a result of our efforts to reduce inventories, and the growth in sales of our direct-to-consumer e-commerce business, Moissanite.com, which increased 5% to $2.49 million, compared to the corresponding period of the prior year.

Sales of loose jewels represented 76% and 81% of total consolidated net sales for the three and six months ended June 30, 2016, respectively, compared to 61% and 57% of total consolidated net sales for the corresponding period of the prior year. For the three months ended June 30, 2016, loose jewel sales were $4.96 million compared to $3.77 million for the corresponding period of the prior year, an increase of $1.19 million, or 32%. For the six months ended June 30, 2016, loose jewel sales were $14.6 million compared to $7.59 million for the corresponding period of the prior year, an increase of $7.01 million, or 92%. The increase for the three months ended June 30, 2016 was primarily due to the increase in the domestic market through our distributor channels and an increase in wholesale sales to one of our significant customers as compared to the corresponding period of the previous year. In addition, we saw an increase in international sales as we serve distributors in the China and Hong Kong markets.  The increase for the six months ended June 30, 2016 was primarily due to the sale of approximately $6.77 million of slow-moving inventory during the period, our Forever OneTM sales in the second quarter of 2016 doubling from the first quarter of 2016, and the increase in international sales as we serve distributors in the China and Hong Kong markets as compared to the corresponding period of the previous year.  Sales in these markets may fluctuate significantly each reporting period. We are evaluating our options to enforce collection from one customer with which we are in dispute.

Sales of finished jewelry represented 24% and 19% of total consolidated net sales for the three and six months ended June 30, 2016, respectively, compared to 39% and 43% of total consolidated net sales for the corresponding period of the prior year. For the three months ended June 30, 2016, finished jewelry sales were $1.57 million compared to $2.42 million for the corresponding period of the prior year, a decrease of $847,000, or 35%.  For the six months ended June 30, 2016, finished jewelry sales were $3.32 million compared to $5.61 million for the corresponding period of the prior year, a decrease of $2.29 million, or 41%.  This decrease for each corresponding period was primarily attributable to lower sales through our wholesale distribution segment as we have transitioned our largest customer to larger purchases of loose jewels and fewer purchases of finished jewelry.  For the three months ended June 30, 2016, the decrease also was attributable in part to the decline of our direct-to-consumer e-commerce business which had a decrease of 9% in finished jewelry sales to $1.03 million. This decrease was due to lower conversion rates which we believe are due to the lack of clearance inventory on Moissanite.com. We expect this trend to continue into the fourth quarter of 2016 until we re-merchandise and upgrade Moissanite.com. For the six months ended June 30, 2016, this decrease was offset in part by the growth of our direct-to-consumer e-commerce business which had an increase of 7% in finished jewelry sales to $2.24 million.

United States, or U.S., net sales accounted for approximately 84% and 90% of total consolidated net sales for the three and six months ended June 30, 2016, respectively, compared to 92% and 91% of total consolidated net sales for the corresponding periods of the prior year. U.S. net sales decreased to $5.45 million, or 4%, during the three months ended June 30, 2016 from the corresponding period of the prior year primarily as a result of decreased sales of our direct-to-consumer e-commerce business.  U.S. net sales increased to $16.09 million, or 33%, during the six months ended June 30, 2016 from the corresponding period of the prior year primarily as a result of increased sales of our direct-to-consumer e-commerce business and the sale of $6.77 million of slow-moving inventory to our largest domestic customer in the first quarter of the current year.

Our largest U.S. customer during the three months ended June 30, 2016 accounted for 27% of total consolidated sales compared to 1% during the same period of 2015. This customer during the six months ended June 30, 2016 accounted for 14% of total consolidated sales compared to 11% during the same period last year. One other U.S. customer accounted for 52% of total consolidated sales during the three months ended June 30, 2015, but did not account for a significant portion of our total consolidated sales during the same period of 2016. This customer during the six months ended June 30, 2016 accounted for 38% of total consolidated sales compared to 40% during the same period of 2015. We expect that we will remain dependent on our ability, and that of our largest customers, to maintain and enhance retail programs. A change in or loss of any of these customer or retailer relationships could have a material adverse effect on our results of operations.

International net sales accounted for approximately 16% and 10% of total consolidated net sales for the three and six months ended June 30, 2016, respectively, compared to 8% and 9% of total consolidated net sales for the corresponding periods of the prior year.  International sales increased 107% and 61% during the three and six months ended June 30, 2016, respectively, from the corresponding periods of the prior year as we serve distributors in the China and Hong Kong markets.  Sales in these markets may continue to fluctuate significantly each reporting period. We are evaluating our options to enforce collection from one customer with which we are in dispute.

We did not have an international customer account for more than 10% of total consolidated sales during the three and six months ended June 30, 2016 or 2015.  A portion of our international consolidated sales represents jewels sold internationally that may be re-imported to U.S. retailers. Our top three international distributors by sales volume during the three and six months ended June 30, 2016 were located in Hong Kong, Taiwan, and India.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the three and six months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	Dollars	Percent	2016	2015	Dollars	Percent
Product line cost of goods sold
Loose jewels	$2,369,823	$3,062,218	$(692,395)	-23%	$10,183,883	$5,283,392	$4,900,491	93%
Finished jewelry	1,195,674	1,737,833	(542,159)	-31%	1,960,781	3,446,003	(1,485,222)	-43%
Total product line cost of goods sold	3,565,497	4,800,051	(1,234,554)	-26%	12,144,664	8,729,935	3,415,269	39%
Non-product line cost of goods sold	328,597	1,292,807	(964,210)	-75%	913,318	1,792,086	(878,768)	-49%
Total cost of goods sold	$3,894,094	$6,092,858	$(2,198,764)	-36%	$13,057,982	$10,521,481	$2,536,501	24%

Total cost of goods sold was $3.89 million for the three months ended June 30, 2016 compared to $6.09 million for the three months ended June 30, 2015, a decrease of $2.20 million, or 36%.  Total cost of goods sold was $13.06 million for the six months ended June 30, 2016 compared to $10.52 million for the six months ended June 30, 2015, an increase of $2.54 million, or 24%.  Product line cost of goods sold is defined as product cost of goods sold in each of our wholesale distribution and direct-to-consumer e-commerce distribution segments excluding non-capitalized expenses from our manufacturing and production control departments, comprising personnel costs, depreciation, rent, utilities, and corporate overhead allocations; freight out; inventory valuation allowance adjustments; and other inventory adjustments, comprising costs of quality issues, damaged goods, and inventory write-offs.

The decrease in cost of goods sold for the three months ended June 30, 2016 compared to the same period in 2015 was primarily due to a $692,000 decrease in loose jewels product line cost of goods sold resulting from the sale of slow moving loose jewel inventory of less desirable quality at lower product margins to one customer in the three months ended June 30, 2015.  Additional decreases in costs of goods sold included a $542,000 decrease in finished jewels product line cost of goods sold as a result of lower finished jewelry sales in the three months ended June 30, 2016 compared to the corresponding period in the prior year and a net decrease in non-product line cost of goods sold of $964,000, or 75%.   The net decrease in non-product line cost of goods sold comprises a $169,000 decrease in non-capitalized manufacturing and production control expenses primarily due to timing of receiving work in process into inventory and allocating overhead, a $411,000 decrease in the change in inventory valuation allowances, including inventory shrinkage, recuts, repairs, and scrap reserves, and a $395,000 decrease in other inventory adjustments. These decreases were offset in part by an $11,000 increase in freight out due to increased sales volume.

The increase in cost of goods sold for the six months ended June 30, 2016 compared to the same period in 2015 was primarily due to a $6.77 million sale of slow-moving loose gemstone inventory at low margins, which was partially offset by a decrease in non-product line cost of goods sold of $879,000, or 49%.   The net decrease in non-product line cost of goods sold comprises a $560,000 decrease in the change in inventory valuation allowances, including inventory shrinkage, recuts, repairs, and scrap reserves, and a $429,000 decrease in other inventory adjustments. These decreases were offset in part by a $95,000 increase in non-capitalized manufacturing and production control expenses primarily due to timing of receiving work in process into inventory and allocating overhead, and a $15,000 increase in freight out due to increased sales volume.   See Note 3, “Segment Information and Geographic Data,” in the Notes to Condensed Consolidated Financial Statements for further discussion of non-product line cost of goods sold.

Sales and Marketing

Sales and marketing expenses for the three and six months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	Dollars	Percent	2016	2015	Dollars	Percent
Sales and marketing	$1,803,010	$1,787,930	$15,080	1%	$3,331,595	$3,145,874	$185,721	6%

Sales and marketing expenses were $1.80 million for the three months ended June 30, 2016 compared to $1.79 million for the three months ended June 30, 2015, an increase of $15,000, or 1%. Sales and marketing expenses were $3.33 million for the six months ended June 30, 2016 compared to $3.15 million for the six months ended June 30, 2015, an increase of $186,000, or 6%.

The increase in sales and marketing expenses for the three months ended June 30, 2016 compared to the same period in 2015 was primarily due to a $245,000 increase in advertising; a $40,000 increase in professional services primarily related to customer service and public relations; a $12,000 increase in market research; and an $8,000 increase in recruiting fees.  These increases were partially offset by a $205,000 decrease in compensation expenses; a $43,000 decrease in travel expense due to fewer international trips; a $28,000 decrease in office-related expense; and a $14,000 decrease in depreciation expense related to the Moissanite.com e-commerce sales platform.

The increase in advertising expenses for the three months ended June 30, 2016 compared to the same period in 2015 comprises a $368,000 increase in outside agency fees primarily related to the outside agency hired to build a brand strategy and architecture and develop a brand design and messaging; a $59,000 increase in internet marketing; and a $31,000 increase in trade show related expenses. These increases were partially offset by a $102,000 decrease in samples; a $76,000 decrease in cooperative advertising; a $28,000 decrease in print media expenses to develop and promote brand awareness campaigns; and a $7,000 net decrease in all other advertising expenses.

Compensation costs for the three months ended June 30, 2016 compared to the same period in 2015 decreased primarily as a result of a $288,000 decrease in severance expense related to the personnel changes within the wholesale sales organization in the corresponding period of the prior year and a decrease in commissions of $94,000 for sales to specific wholesale customers under which commission plans of sales representatives are based.  This decrease was partially offset by a $91,000 increase in salaries and related employee benefits; a $55,000 increase in bonus expense; a $25,000 increase in stock-based compensation expense; and a $6,000 increase in relocation expense.

The increase in sales and marketing expenses for the six months ended June 30, 2016 compared to the same period in 2015 was primarily due to a $431,000 increase in advertising; a $53,000 increase in professional services primarily related to customer service and public relations; a $43,000 increase in recruiting fees; and a $35,000 increase in market research.  These increases were partially offset by a $216,000 decrease in compensation expenses; an $85,000 decrease in travel expense due to fewer international trips; a $41,000 decrease in office-related expense; a $30,000 decrease in depreciation expense related to the Moissanite.com e-commerce sales platform; and a net decrease of $4,000 in miscellaneous other expenses.

The increase in advertising expenses for the six months ended June 30, 2016 compared to the same period in 2015 comprises a $387,000 increase in outside agency fees primarily related to the outside agency hired to build a brand strategy and architecture and develop a brand design and messaging; a $93,000 increase in internet marketing; a $79,000 increase in cooperative advertising; and a $31,000 increase in trade show related expenses. These increases were partially offset by a $101,000 decrease in samples; a $33,000 decrease in print media expenses to develop and promote brand awareness campaigns; a $24,000 decrease in promotions; and a $1,000 net decrease in all other advertising expenses.

Compensation costs for the six months ended June 30, 2016 compared to the same period in 2015 decreased primarily as a result of a $282,000 decrease in severance expense related to the personnel changes within the wholesale sales organization in the corresponding period of the prior year and a decrease in commissions of $233,000 for sales to specific wholesale customers under which commission plans of sales representatives are based.  This decrease was partially offset by a $144,000 increase in salaries and related employee benefits; a $93,000 increase in bonus expense; a $46,000 increase in stock-based compensation expense; and a $16,000 increase in relocation expense.

General and Administrative

General and administrative expenses for the three and six months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	Dollars	Percent	2016	2015	Dollars	Percent
General and administrative	$1,693,123	$1,191,879	$501,244	42%	$3,135,818	$3,057,242	$78,576	3%

General and administrative expenses were $1.69 million for the three months ended June 30, 2016 compared to $1.19 million for the three months ended June 30, 2015, an increase of $501,000, or 42%. General and administrative expenses were $3.14 million for the six months ended June 30, 2016 compared to $3.06 million for the six months ended June 30, 2015, an increase of $79,000, or 3%.

General and administrative expenses are allocated across our distribution channels, which in 2015 included allocations to Charles & Colvard Direct, LLC, a segment we are reporting as discontinued operations. See Note 12, “Discontinued Operations,” in the Notes to Condensed Consolidated Financial Statements for further discussion of discontinued operations. Approximately $340,000 of the overall increase in general and administrative expenses in the three months ended June 30, 2016 explained below is attributable to the general and administrative expenses allocated to our remaining two continuing operations distribution channels that was previously allocated to discontinued operations.

The increase in general and administrative expenses for the three months ended June 30, 2016 compared to the same period in 2015 was primarily due to a $349,000 increase in compensation expenses; a $166,000 increase in bank fees primarily attributable to our Credit Facility; a $16,000 increase in bad debt expense associated with our allowance for doubtful accounts reserve policy; a $6,000 increase in depreciation and amortization expense; a $5,000 increase in board retainer fees; and a $1,000 increase in professional services. These increases were partially offset by a $21,000 decrease in travel expense; a $14,000 decrease in office-related expenses; and a $7,000 decrease in business and franchise taxes.

Compensation expenses increased for the three months ended June 30, 2016 compared to the same period in 2015 primarily due to an increase in salaries and related employee benefits in the aggregate of $314,000 and an increase in bonus expense of $42,000.  These increases were partially offset by a decrease in stock-based compensation expense of $7,000.

Professional services increased for the three months ended June 30, 2016 compared to the same period in 2015 primarily due to an increase of $34,000 in consulting and other professional services primarily related to human resources and sales and use tax projects and a $32,000 increase in audit and tax services primarily due to the timing of work performed. These increases were partially offset by a decrease in legal fees of $42,000 and a decrease of $23,000 in public relations expenses that are now included as part of the marketing function.

The increase in general and administrative expenses for the six months ended June 30, 2016 compared to the same period in 2015 was primarily due to a $192,000 increase in bank fees primarily attributable to our Credit Facility and a $165,000 increase in compensation expenses. These increases were partially offset by a $101,000 decrease in professional services; a $79,000 decrease in bad debt expense associated with our allowance for doubtful accounts reserve policy; a $31,000 decrease in board retainer fees; a $26,000 decrease in depreciation and amortization expense; an $18,000 decrease in travel expense; a $17,000 decrease in business and franchise taxes; and a $6,000 decrease in office-related expenses.

Compensation expenses increased for the six months ended June 30, 2016 compared to the same period in 2015 primarily due to an increase in salaries and related employee benefits in the aggregate of $521,000 and an increase in bonus expense of $77,000.  These increases were partially offset by a decrease in severance expense of $335,000 associated with the departure of a former President and Chief Executive Officer in 2015 and a decrease in stock-based compensation expense of $98,000, a majority of which was related to the transition of our President and Chief Executive Officer in the prior year period.

Professional services decreased for the six months ended June 30, 2016 compared to the same period in 2015 primarily due to a decrease in legal fees of $127,000, of which approximately $85,000 was related to the transition of our President and Chief Executive Officer in the prior year period, and a decrease of $61,000 in public relations expenses that are now included as part of the marketing function.  These decreases were partially offset by an increase of $72,000 in consulting and other professional services primarily related to human resources and sales and use tax projects and a $15,000 increase in audit and tax services primarily due to the timing of work performed.

Research and Development

Research and development expenses for the three and six months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	Dollars	Percent	2016	2015	Dollars	Percent
Research and development	$980	$7,043	$(6,063)	-86%	$2,848	$9,104	$(6,256)	-69%

Research and development expenses were approximately $1,000 for the three months ended June 30, 2016 compared to approximately $7,000 for the three months ended June 30, 2015, a decrease of $6,000, or 86%. Research and development expenses were approximately $3,000 for the six months ended June 30, 2016 compared to approximately $9,000 for the six months ended June 30, 2015, a decrease of $6,000, or 69%.

The decrease in research and development expenses for the three months ended June 30, 2016 compared to the same period in 2015 was primarily due to a $6,000 decrease in compensation costs and office expenses for time and materials allocated by operations personnel to research and development activities and a $1,000 decrease in jewel research testing, partially offset by a $1,000 increase in purchases of materials for testing.

The decrease in research and development expenses for the six months ended June 30, 2016 compared to the same period in 2015 was primarily due to a $6,000 decrease in compensation costs and office expenses for time and materials allocated by operations personnel to research and development activities and a $1,000 decrease in jewel research testing, partially offset by a $1,000 increase in professional services.

Interest Expense

Interest expense for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	Dollars	Percent	2016	2015	Dollars	Percent
Interest expense	$5	$767	$(762)	-99%	$1,512	$784	$728	93%

Interest expense was approximately $0 for the three months ended June 30, 2016 compared to approximately $1,000 for the three months ended June 30, 2015, a decrease of approximately $1,000, or 99%. Interest expense was approximately $2,000 for the six months ended June 30, 2016 compared to approximately $1,000 for the six months ended June 30, 2015, an increase of approximately $1,000, or 93%.

The decrease in interest expense for the three months ended June 30, 2016 resulted primarily from the interest charged on amounts due for late filings of compliance returns in various sales and use tax jurisdictions around the country in the prior period which were not incurred in the current period.

The increase in interest expense for the six months ended June 30, 2016 resulted primarily from the interest charged on the balance of amounts due for late filings of compliance returns in various sales and use tax jurisdictions around the country during the period.  These interest charges were realized at the time of filing once we were able to complete the registration and filing process, and to compile accurate information for future timely filings.

Loss on Abandonment of Property and Equipment

Loss on abandonment of property and equipment for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	Dollars	Percent	2016	2015	Dollars	Percent
Loss on abandonment of property and equipment	$115,548	$-	$115,548	100%	$115,548	$-	$115,548	100%

Loss on abandonment of property and equipment was $116,000 for the three and six months ended June 30, 2016 compared to $0 for the three and six months ended June 30, 2015, an increase of approximately $116,000, or 100%.

In the three and six months ended June 30, 2016, we abandoned costs of construction in progress related to website branding and design for our direct-to-consumer e-commerce business, Moissanite.com, due to a change in our corporate strategy to consolidate our web properties.

Provision for Income Taxes

We recognized an income tax net expense of approximately $3,500 and $3,200 for the three-month periods ended June 30, 2016 and 2015, respectively. We recognized an income tax net expense of approximately $6,700 and $6,300 for the six-month periods ended June 30, 2016 and 2015, respectively. Income tax provisions in these periods primarily relate to estimated tax, penalties, and interest associated with uncertain tax positions.

As of each reporting date, management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. As of June 30, 2016 and December 31, 2015, management determined that sufficient positive evidence continued to exist to conclude it was uncertain that we would have sufficient future taxable income to utilize our deferred tax assets, and therefore, we maintained a valuation allowance against our deferred tax assets.

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of June 30, 2016, our principal sources of liquidity were cash and cash equivalents totaling $11.11 million, trade accounts receivable of $2.23 million, and current inventory of $10.12 million, as compared to cash and cash equivalents totaling $5.27 million, trade accounts receivable of $3.85 million, and current inventory of $10.74 million as of December 31, 2015.  As described more fully below, we also have access to our $10 million Credit Facility.

During the six months ended June 30, 2016, our working capital increased by approximately $4.34 million to $20.37 million from $16.03 million at December 31, 2015. As described more fully below, the increase in working capital at June 30, 2016 is primarily attributable to an increase in our cash and cash equivalents due to our increased cash from operations, a decrease in trade accounts payable, an increase in prepaid expenses and other assets, a net decrease in accrued expenses and other liabilities and a decrease in accrued cooperative advertising.  These increases were partially offset by a decrease in trade accounts receivable and a decreased allocation of inventory to short-term from long-term.

During the six months ended June 30, 2016, $6.52 million of cash was provided by continuing operations and $935,000 of cash was used in discontinued operations. The primary drivers of positive cash flow were a decrease in inventory of $6.19 million and a decrease in trade accounts receivable of $1.98 million.  These factors were partially offset by a decrease in trade accounts payable of $260,000, an increase in prepaid expenses of $171,000, and our loss of $1.7 million that included $741,000 of non-cash expenses, and a decrease in accrued liabilities of $227,000.  Accounts receivable decreased primarily as a result of collection efforts during the first six months of 2016 on sales made in the third and fourth quarters of 2015.  We did not offer any extended wholesale customer payment terms during the six months ended June 30, 2016; however, we may offer these terms from time to time, which may not immediately increase liquidity as a result of current-period sales. We believe our competitors and other vendors in the wholesale jewelry industry have expanded their use of extended payment terms and, in aggregate, we believe that through our use of extended payment terms, we have provided a competitive response in our market and that our net sales have been favorably impacted.  We are unable to estimate the impact of this program on our net sales, but if we ceased providing extended payment terms in select instances, we believe we would not be competitive for some wholesale customers in the marketplace and that our net sales and profits would likely decrease. Generally, we have not experienced any significant accounts receivable write-offs related to revenue arrangements with extended payment terms; however, we have previously increased our reserves for uncollectible accounts primarily due to one customer with extended terms and are pursuing legal proceedings to collect on the outstanding balance.  We do not believe the terms are a factor with this customer’s non-payment.  Inventories decreased primarily as a result of sales, including a $6.77 million sale of slow-moving jewels to our largest customer, offset in part by the purchase of new raw material SiC crystals during the first half of the year pursuant to the Supply Agreement; purchases of jewelry castings, findings, and other jewelry components; and production of moissanite jewels.  Prepaid expenses and other assets increased primarily as a result of the timing of insurance premium payments and other payments in advance of goods or services received.  Accounts payable decreased primarily as a result of the timing of costs incurred but not yet paid as of June 30, 2016 associated with inventory-related purchases and professional services incurred but not yet due under our vendors’ payment terms.

We manufactured approximately $4.53 million in loose jewels and $2.00 million in finished jewelry, which includes the cost of the loose jewels and the purchase of precious metals and labor in connection with jewelry production, during the six months ended June 30, 2016.  We expect our purchases of precious metals and labor to increase as we increase our finished jewelry business. In addition, from the beginning of 2006 through the second quarter of 2016, the price of gold has increased significantly (approximately 151%), resulting in higher retail price points for gold jewelry. Because the market price of gold and other precious metals is beyond our control, the upward price trends could continue and have a negative impact on our operating cash flow as we manufacture finished jewelry.

Historically, our raw material inventories of SiC crystals had been purchased under exclusive supply agreements with a limited number of suppliers. Because the supply agreements restricted the sale of these crystals exclusively to us, the suppliers negotiated minimum purchase commitments with us that, when combined with our reduced sales during the periods when the purchase commitments were in effect, have resulted in levels of inventories that are higher than we might otherwise maintain. As of June 30, 2016, $15.96 million of our inventories were classified as long-term assets. Loose jewel sales and finished jewelry that we manufacture will utilize both the finished good loose jewels currently on-hand and, as we deplete certain shapes and sizes, our on-hand raw material SiC crystals of $4.55 million and new raw material that we are purchasing pursuant to the Supply Agreement.

On December 12, 2014, we entered into the Supply Agreement with Cree, our raw material SiC crystal supplier.  Under the Supply Agreement, subject to certain terms and conditions, we agreed to exclusively purchase from Cree, and Cree agreed to exclusively supply, 100% of our required SiC materials in quarterly installments that must equal or exceed a set minimum order quantity. The initial term of the Supply Agreement will expire on June 24, 2018, unless extended by the parties. We also have one option to unilaterally extend the term of the agreement for an additional two-year period, subject to certain conditions.  Our total purchase commitment under the Supply Agreement until June 2018 is dependent upon the size of the SiC material and ranges between approximately $29.6 million and approximately $31.5 million.

During the six months ended June 30, 2016, we purchased approximately $3.82 million of SiC crystals from Cree. We expect to use existing cash and cash equivalents and other working capital, together with future cash expected to be provided by operating activities and, if necessary, our Credit Facility, to finance our purchase commitment under the Supply Agreement.

On July 14, 2016, Cree announced that it had entered into an Asset Purchase Agreement with Infineon Technologies AG, or Infineon, pursuant to which Infineon will purchase certain portions of Cree’s SiC materials and gemstones business.  The transaction, which Cree indicated is expected to close by the end of calendar year 2016, contemplates that the Supply Agreement, including all rights and obligations under the Supply Agreement, will be assigned by Cree to Infineon.  We do not expect the transaction to have a material effect on our supply of SiC materials and, together with Cree, we are conducting certain transition planning to prepare for the transfer of the Supply Agreement.

We made no income tax payments during the six months ended June 30, 2016.  As of June 30, 2016, we had approximately $882,000 of remaining federal income tax credits, $533,000 of which expire between 2018 and 2021 and the balance without an expiration, which can be carried forward to offset future income taxes. As of June 30, 2016, we also had a federal tax net operating loss carryforward of approximately $12.1 million expiring between 2020 and 2034, which can be used to offset against future federal taxable income. In addition, we had a North Carolina tax net operating loss carryforward of approximately $18.05 million expiring between 2023 and 2030, and various other state tax net operating loss carryforwards expiring between 2016 and 2034, which can be used to offset against future state taxable income.

On June 25, 2014, we and our wholly owned subsidiaries, Charles & Colvard Direct, LLC and Moissanite.com, LLC, collectively referred to as the Borrowers, obtained the Credit Facility from Wells Fargo. The Credit Facility may be used for general corporate and working capital purposes, including transaction fees and expenses incurred in connection therewith and the issuance of letters of credit up to a $1,000,000 sublimit. The Credit Facility will mature on June 25, 2017.

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

The Credit Facility is secured by a lien on substantially all assets of the Borrowers, each of which is jointly and severally liable for all obligations thereunder.  Wells Fargo’s security interest in certain SiC materials is subordinate to the security interest in such materials pursuant to the Supply Agreement and an Intercreditor Agreement with Wells Fargo.

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

As of June 30, 2016, we had not borrowed against the Credit Facility.

We believe that our existing cash and cash equivalents and other working capital, together with future cash expected to be provided by operating activities, will be sufficient to meet our working capital and capital expenditure needs over the next 12 months. Our future capital requirements and the adequacy of available funds will depend on many factors, including our rate of sales growth; the expansion of our sales and marketing activities; the timing and extent of raw materials and labor purchases in connection with loose jewel production to support our moissanite jewel business and precious metals and labor purchases in connection with jewelry production to support our finished jewelry business; the timing of capital expenditures; and risk factors described in more detail in “Risk Factors” in this report, in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016.  We obtained the Credit Facility to mitigate these risks to our cash and liquidity position.  Also, we may make investments in, or acquisitions of, complementary businesses, which could also require us to seek additional equity or debt financing.

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

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. During the three months ended June 30, 2016, we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 1A.	Risk Factors

We discuss in our Annual Report on Form 10-K for the year ended December 31, 2015 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 various risks that may materially affect our business.   There have been no material changes to such risks, except as set forth below and that the risk factor relating to our President and Chief Executive Officer transition is no longer applicable because we have successfully completed the transition.

Our business and our results of operations could be materially adversely affected as a result of our inability to fulfill orders on a timely basis. As sales of our loose moissanite jewels increase, including our Forever Brilliant® and Forever OneTM jewels, certain shapes and sizes may be at risk for depletion. In addition, finished jewelry has a large variety of styles of which we maintain on-hand stock for such basic designs as stud earrings, solitaire and three-stone rings, pendants, and bracelets; and make-to-order under strict deadlines for certain wholesale and direct-to-consumer e-commerce customers. We must adequately maintain relationships, forecast demand, and operate within the lead times of third parties that facet and/or enhance the jewels and manufacture the finished jewelry setting to ensure adequate on-hand quantities and/or the shipment of customer orders in a timely manner. In addition, we are currently dependent on two vendors for all of the faceting of our loose jewels. If one or both of these vendors were to cancel their arrangements with us, we could experience a disruption in our operations and incur additional costs to procure faceting services from a replacement vendor. The inability to fulfill orders on a timely basis and within promised customer deadlines could result in a cancellation of the orders and loss of customer goodwill that could materially and adversely affect our business, results of operations, and financial condition.

Our operations could be disrupted by natural disasters. We conduct substantially all of our activities, including executive management, manufacturing, packaging, and distribution activities, at one North Carolina location.  Although we have taken precautions to safeguard our facility, including obtaining business interruption insurance, any future natural disaster, such as a hurricane, flood, or fire, could significantly disrupt our operations and delay or prevent product shipment during the time required to repair, rebuild, or replace our facility, which could be lengthy and result in significant expenses. Furthermore, the insurance coverage we maintain may not be adequate to cover our losses in any particular case or continue to be available at commercially reasonable rates and terms. In addition, the vendors that perform all of the faceting of our loose moissanite jewels are located in regions that are susceptible to tsunamis, flooding, and other natural disasters that may cause a disruption in our vendors’ operations for sustained periods and the loss or damage of our work-in-process inventories located at such vendors’ facilities. Damage or destruction that interrupts our ability to deliver our products could impair our relationships with our customers. Prolonged disruption of our services as a result of a natural disaster may result in product delivery delays, order cancellations, and loss of substantial revenue, which could materially and adversely affect our business, results of operations, and financial condition.

Item 6.	Exhibits

The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description
10.1	Charles & Colvard, Ltd. 2008 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on May 20, 2016)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Charles & Colvard, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARLES & COLVARD, LTD.

	By:	/s/ Suzanne T. Miglucci
August 4, 2016		Suzanne T. Miglucci
President and Chief Executive Officer

	By:	/s/ Kyle S. Macemore
August 4, 2016		Kyle S. Macemore
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Charles & Colvard, Ltd. 2008 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on May 20, 2016)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Charles & Colvard, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.