Form 10-Q
period 2016-09-30
CHARLES & COLVARD LTD
filed 2016-11-04
CIK 1015155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

As of October 31, 2016, there were 21,444,885 shares of the registrant’s common stock, no par value per share, outstanding.

CHARLES & COLVARD, LTD.

FORM 10-Q
For the Quarterly Period Ended September 30, 2016

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016 (unaudited)	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$9,678,329	$5,274,305
Accounts receivable, net	1,946,026	3,852,651
Inventory, net	10,070,966	10,739,798
Prepaid expenses and other assets	839,100	701,105
Assets related to discontinued operations	-	83,000
Total current assets	22,534,421	20,650,859
Long-term assets:
Inventory, net	17,111,073	21,588,622
Property and equipment, net	1,493,287	1,615,683
Intangible assets, net	5,989	71,086
Other assets	163,664	214,588
Total long-term assets	18,774,013	23,489,979
TOTAL ASSETS	$41,308,434	$44,140,838

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,604,625	$3,323,148
Accrued cooperative advertising	9,000	58,000
Accrued expenses and other liabilities	824,948	891,187
Liabilities related to discontinued operations	2,100	349,000
Total current liabilities	4,440,673	4,621,335
Long-term liabilities:
Accrued expenses and other liabilities	625,391	710,223
Accrued income taxes	430,571	420,503
Total long-term liabilities	1,055,962	1,130,726
Total liabilities	5,496,635	5,752,061
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock, no par value; 50,000,000 shares authorized; 21,444,885 and 21,111,585 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	54,243,816	54,240,247
Additional paid-in capital	14,153,203	13,280,920
Accumulated deficit	(32,585,220)	(29,132,390)
Total shareholders’ equity	35,811,799	38,388,777
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$41,308,434	$44,140,838

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$5,212,973	$5,100,152	$23,133,248	$18,299,773
Costs and expenses:
Cost of goods sold	3,221,007	3,349,062	16,278,989	13,870,543
Sales and marketing	1,891,162	1,166,707	5,222,757	4,312,581
General and administrative	1,244,400	1,162,015	4,380,218	4,219,257
Research and development	-	6,352	2,848	15,456
Total costs and expenses	6,356,569	5,684,136	25,884,812	22,417,837
Loss from operations	(1,143,596)	(583,984)	(2,751,564)	(4,118,064)
Other income (expense):
Interest income	-	-	-	11
Interest expense	(36)	(17)	(1,548)	(801)
Loss on abandonment of property and equipment	(473)	-	(116,021)	-
Gain on sale of long-term assets	-	-	-	125
Total other expense, net	(509)	(17)	(117,569)	(665)
Loss before income taxes from continuing operations	(1,144,105)	(584,001)	(2,869,133)	(4,118,729)
Income tax net expense from continuing operations	(3,325)	(3,243)	(10,068)	(9,579)
Net loss from continuing operations	(1,147,430)	(587,244)	(2,879,201)	(4,128,308)

Discontinued operations:
Loss from discontinued operations	(6,949)	(1,378,837)	(586,027)	(3,564,760)
(Loss) gain on sale of assets from discontinued operations	(3,065)	-	12,398	-
Net loss from discontinued operations	(10,014)	(1,378,837)	(573,629)	(3,564,760)
Net loss	$(1,157,444)	$(1,966,081)	$(3,452,830)	$(7,693,068)

Net loss per common share:
Basic – continuing operations	$(0.06)	$(0.03)	$(0.14)	$(0.20)
Basic – discontinued operations	(0.00)	(0.07)	(0.03)	(0.18)
Basic – total	$(0.06)	$(0.10)	$(0.17)	$(0.38)

Diluted – continuing operations	$(0.06)	$(0.03)	$(0.14)	$(0.20)
Diluted – discontinued operations	(0.00)	(0.07)	(0.03)	(0.18)
Diluted – total	$(0.06)	$(0.10)	$(0.17)	$(0.38)

Weighted average number of shares used in computing net loss per common share:
Basic	20,997,686	20,571,340	20,898,484	20,336,839
Diluted	20,997,686	20,571,340	20,898,484	20,336,839

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,879,201)	$(4,128,308)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	445,576	582,291
Stock-based compensation	829,381	1,090,779
Provision for uncollectible accounts	(60,300)	29,000
Provision for sales returns	(430,000)	(505,000)
Provision for inventory reserves	54,000	213,000
Loss on abandonment of property and equipment	116,021	-
Gain on sale of long-term assets	-	(125)
Changes in operating assets and liabilities:
Accounts receivable	2,396,925	3,126,654
Inventory	5,092,381	4,732,476
Prepaid expenses and other assets, net	(87,071)	(424,879)
Accounts payable	281,477	26,869
Accrued cooperative advertising	(49,000)	(192,000)
Accrued income taxes	10,068	9,579
Accrued expenses and other liabilities	(151,071)	186,931
Net cash provided by operating activities of continuing operations	5,569,186	4,747,267
Net cash used in operating activities of discontinued operations	(1,123,381)	(3,074,095)
Net cash provided by operating activities	4,445,805	1,673,172

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(410,306)	(188,410)
Patent, license rights, and trademark costs	(2,446)	(45,742)
Proceeds from sale of long-term assets	-	175
Net cash used in investing activities of continuing operations	(412,752)	(233,977)
Net cash provided by (used in) investing activities of discontinued operations	368,671	(17,041)
Net cash used in investing activities	(44,081)	(251,018)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock option exercises	2,300	172,766
Net cash provided by financing activities of continuing operations	2,300	172,766

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,404,024	1,594,920
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,274,305	4,007,341
CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,678,329	$5,602,261

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,548	$801
Cash paid during the period for income taxes	$-	$-

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	DESCRIPTION OF BUSINESS

Charles & Colvard, Ltd. (the “Company”), a North Carolina corporation founded in 1995, manufactures, markets, and distributes Charles & Colvard Created Moissanite® (hereinafter referred to as moissanite or moissanite jewels) and finished jewelry featuring moissanite for sale in the worldwide jewelry market.  Moissanite, also known by its chemical name silicon carbide (SiC), is a rare mineral first discovered in a meteor crater.  Because naturally occurring SiC crystals are too small for commercial use, larger crystals must be grown in a laboratory.  Leveraging its advantage of being the original and leading worldwide source of created moissanite jewels, the Company’s strategy is to establish itself with reputable, high-quality, and sophisticated brands and to position moissanite as an ethically-sourced, affordable, and luxurious alternative to other gemstones such as diamond. The Company believes this is possible due to moissanite’s exceptional brilliance, fire, durability, and rarity like no other jewel available on the market. The Company sells loose moissanite jewels and finished jewelry at wholesale to distributors, manufacturers, retailers, TV shopping networks, and designers and at retail to end consumers through its wholly owned operating subsidiaries, charlesandcolvard.com, LLC (formerly Moissanite.com, LLC) and Charles & Colvard Direct, LLC (until March 2016), and through third-party marketplaces.

As of September 30, 2016, the Company changed the name of its wholly owned subsidiary Moissanite.com, LLC to charlesandcolvard.com, LLC.

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

Basis of Presentation and Principles of Consolidation - The accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, the unaudited statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2016.

The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2016 and 2015 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of December 31, 2015 is derived from the audited financial statements as of that date. The accompanying statements should be read in conjunction with the audited financial statements and related notes, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 8, 2016 (the “2015 Annual Report”).

The accompanying condensed consolidated financial statements as of and for the three and nine months ended September 30, 2016 and 2015 include the accounts of the Company and its wholly owned subsidiaries charlesandcolvard.com, LLC (formerly Moissanite.com, LLC), formed in 2011; Charles & Colvard Direct, LLC, formed in 2011; and Charles & Colvard (HK) Ltd., the Company’s Hong Kong subsidiary that became a dormant entity in the second quarter of 2009 and the operations of which ceased in 2008. All intercompany accounts have been eliminated.

Significant Accounting Policies - In the opinion of the Company’s management, the significant accounting policies used for the three and nine months ended September 30, 2016 are consistent with those used for the year ended December 31, 2015. Accordingly, please refer to Note 2 to the consolidated financial statements in the 2015 Annual Report for the Company’s significant accounting policies.

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

In July 2015, the FASB issued new accounting guidance that will require an entity to measure inventory valued under the average cost method from the lower of cost or market to the lower of cost or net realizable value, with net realizable value defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. No other changes were made to the current guidance on inventory measurement. This guidance is effective on a prospective basis for public entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early application is permitted as of the beginning of an interim or annual reporting period.  The Company does not anticipate early adoption at this time and does not anticipate a material impact on its consolidated financial statements.

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

As of September 30, 2016, the Company changed the name of its wholly owned subsidiary Moissanite.com, LLC to charlesandcolvard.com, LLC.

Previously, the Company managed its business primarily through the three distribution channels that it used to sell its product lines, loose jewels and finished jewelry, which included Charles and Colvard Direct, LLC. Accordingly, the Company determined its three operating and reportable segments to be wholesale distribution transacted through the parent entity, and the two direct-to-consumer distribution channels transacted through the Company’s wholly owned operating subsidiaries, charlesandcolvard.com, LLC and Charles & Colvard Direct, LLC.  On March 4, 2016, the Company divested its direct-to-consumer home party business previously operated through its Charles & Colvard Direct, LLC (dba Lulu Avenue®) subsidiary.  As a result, during the three months ended March 31, 2016, the Company began managing its business primarily through its two continuing distribution channels. Accordingly, the Company is presenting segment results for the two continuing operating and reportable segments within this footnote and the segment results for Charles & Colvard Direct, LLC within Note 12, “Discontinued Operations” of this Quarterly Report on Form 10-Q. The accounting policies of these segments are the same as those described in Note 2, “Basis of Presentation and Significant Accounting Policies” of this Quarterly Report on Form 10-Q and in the Notes to the Consolidated Financial Statements in the 2015 Annual Report.

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

Summary financial information by reportable segment is as follows:

	Three Months Ended September 30, 2016
	Wholesale	charlesandcolvard.com	Total
Net sales
Loose jewels	$3,447,266	$150,213	$3,597,479
Finished jewelry	735,293	880,201	1,615,494
Total	$4,182,559	$1,030,414	$5,212,973

Product line cost of goods sold
Loose jewels	$1,782,742	$26,237	$1,808,979
Finished jewelry	342,820	363,359	706,179
Total	$2,125,562	$389,596	$2,515,158

Product line gross profit
Loose jewels	$1,664,524	$123,976	$1,788,500
Finished jewelry	392,473	516,842	909,315
Total	$2,056,997	$640,818	$2,697,815

Operating loss	$(391,513)	$(752,083)	$(1,143,596)

Depreciation and amortization	$100,720	$14,709	$115,429

Capital expenditures	$58,695	$233,178	$291,873

	Three Months Ended September 30, 2015
	Wholesale	charlesandcolvard.com	Total
Net sales
Loose jewels	$2,734,545	$132,809	$2,867,354
Finished jewelry	1,167,883	1,064,915	2,232,798
Total	$3,902,428	$1,197,724	$5,100,152

Product line cost of goods sold
Loose jewels	$1,468,123	$21,874	$1,489,997
Finished jewelry	877,869	519,740	1,397,609
Total	$2,345,992	$541,614	$2,887,606

Product line gross profit
Loose jewels	$1,266,422	$110,935	$1,377,357
Finished jewelry	290,014	545,175	835,189
Total	$1,556,436	$656,110	$2,212,546

Operating loss	$(271,269)	$(312,715)	$(583,984)

Depreciation and amortization	$166,971	$27,776	$194,747

Capital expenditures	$42,677	$-	$42,677

	Nine Months Ended September 30, 2016
	Wholesale	charlesandcolvard.com	Total
Net sales
Loose jewels	$17,798,745	$396,625	$18,195,370
Finished jewelry	1,816,292	3,121,586	4,937,878
Total	$19,615,037	$3,518,211	$23,133,248

Product line cost of goods sold
Loose jewels	$11,941,576	$51,286	$11,992,862
Finished jewelry	1,362,702	1,304,258	2,666,960
Total	$13,304,278	$1,355,544	$14,659,822

Product line gross profit
Loose jewels	$5,857,169	$345,339	$6,202,508
Finished jewelry	453,590	1,817,328	2,270,918
Total	$6,310,759	$2,162,667	$8,473,426

Operating loss	$(1,189,070)	$(1,562,494)	$(2,751,564)

Depreciation and amortization	$400,321	$45,255	$445,576

Capital expenditures	$147,246	$263,060	$410,306

	Nine Months Ended September 30, 2015
	Wholesale	charlesandcolvard.com	Total
Net sales
Loose jewels	$10,050,497	$404,213	$10,454,710
Finished jewelry	4,686,747	3,158,316	7,845,063
Total	$14,737,244	$3,562,529	$18,299,773

Product line cost of goods sold
Loose jewels	$6,710,697	$62,693	$6,773,390
Finished jewelry	3,309,852	1,533,759	4,843,611
Total	$10,020,549	$1,596,452	$11,617,001

Product line gross profit
Loose jewels	$3,339,800	$341,520	$3,681,320
Finished jewelry	1,376,895	1,624,557	3,001,452
Total	$4,716,695	$1,966,077	$6,682,772

Operating loss	$(3,123,326)	$(994,738)	$(4,118,064)

Depreciation and amortization	$490,821	$91,470	$582,291

Capital expenditures	$187,877	$533	$188,410

	September 30, 2016
	Wholesale	charlesandcolvard.com	Total

Total assets	$40,794,260	$514,174	$41,308,434

	December 31, 2015
	Wholesale	charlesandcolvard.com	Total

Total assets	$43,882,939	$174,899	$44,057,838

A reconciliation of the Company’s product line cost of goods sold to cost of goods sold as reported in the condensed consolidated financial statements is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Product line cost of goods sold	$2,515,158	$2,887,606	$14,659,822	$11,617,001
Non-capitalized manufacturing and production control expenses	448,038	386,571	1,190,321	1,034,143
Freight out	105,616	64,887	268,705	212,885
Inventory valuation allowances	(1,000)	(402,000)	54,000	213,000
Other inventory adjustments	153,195	411,998	106,141	793,514
Cost of goods sold	$3,221,007	$3,349,062	$16,278,989	$13,870,543

The Company’s net inventories by product line maintained in the parent entity’s wholesale distribution segment are as follows:

	September 30, 2016	December 31, 2015
Loose jewels
Raw materials	$4,143,698	$6,741,712
Work-in-process	8,716,244	5,516,799
Finished goods	9,283,820	15,877,436
Finished goods on consignment	14,671	55,388
Total	$22,158,433	$28,191,335

Finished jewelry
Raw materials	$369,062	$190,427
Work-in-process	651,218	514,946
Finished goods	3,672,144	3,193,569
Finished goods on consignment	291,973	200,613
Total	$4,984,397	$4,099,555

Supplies inventories of approximately $39,000 and $38,000 at September 30, 2016 and December 31, 2015, respectively, included in finished goods inventories in the condensed consolidated financial statements are omitted from inventories by product line because they are used in both product lines and are not maintained separately.  The Company’s continuing operating subsidiary carries no net inventories, and inventory is transferred without intercompany markup from the parent entity’s wholesale distribution segment as product line cost of goods sold when sold to the end consumer.

The Company recognizes sales by geographic area based on the country in which the customer is based. A portion of the Company’s international wholesale distribution segment sales represents products sold internationally that may be re-imported to United States (“U.S.”) retailers. Sales to international end consumers made by the Company’s direct-to-consumer distribution segment, charlesandcolvard.com LLC, is included in U.S. sales because products are shipped and invoiced to a U.S.-based intermediary party that assumes all international shipping and credit risks. The following presents certain data by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales
United States	$4,590,299	$4,181,333	$20,682,341	$16,245,633
International	622,674	918,819	2,450,907	2,054,140
Total	$5,212,973	$5,100,152	$23,133,248	$18,299,773

	September 30, 2016	December 31, 2015
Property and equipment, net
United States	$1,493,287	$1,615,683
International	-	-
Total	$1,493,287	$1,615,683

	September 30, 2016	December 31, 2015
Intangible assets, net
United States	$5,989	$15,362
International	-	55,724
Total	$5,989	$71,086

4.	FAIR VALUE MEASUREMENTS

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

5.	INVENTORIES

The Company’s total inventories, net of reserves, consisted of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Raw materials	$4,512,760	$6,932,139
Work-in-process	9,367,462	6,031,745
Finished goods	14,368,173	20,441,535
Finished goods on consignment	354,644	293,001
Less inventory reserves	(1,421,000)	(1,370,000)
Total	$27,182,039	$32,328,420

Current portion	$10,070,966	$10,739,798
Long-term portion	17,111,073	21,588,622
Total	$27,182,039	$32,328,420

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

The Company’s work-in-process inventories include raw SiC crystals on which processing costs, such as labor and sawing, have been incurred; and components, such as metal castings and finished good moissanite jewels, that have been issued to jobs in the manufacture of finished jewelry. The Company’s moissanite jewel manufacturing process involves the production of intermediary shapes, called “preforms,” that vary depending upon the size and shape of the finished jewel. To maximize manufacturing efficiencies, preforms may be made in advance of current finished inventory needs but remain in work-in-process inventories. As of September 30, 2016 and December 31, 2015, work-in-process inventories issued to active production jobs approximated $5.75 million and $3.02 million, respectively.

The Company’s jewels do not degrade in quality over time and inventory generally consists of the shapes and sizes most commonly used in the jewelry industry. In addition, the majority of jewel inventory is not mounted in finished jewelry settings and is therefore not subject to fashion trends nor is obsolescence a significant factor. Presently, the Company has very small market penetration in the worldwide jewelry market, and the Company had the exclusive right in the U.S. through August 2015 and had the exclusive right in many other countries into the third quarter of 2016 to produce and sell created SiC for use in jewelry applications. During the year ended December 31, 2015, management identified an opportunity to sell approximately $2.28 million of slow-moving loose jewel inventory of less desirable quality.  As a result of this sale and feedback from customers on the value of some of these goods, the Company determined a lower of cost or market reserve of $528,000 and $352,000 as of September 30, 2016 and December 31, 2015, respectively, was required on some of the remaining inventory of these lower quality goods.

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

Prior to March 2016, the Company purchased fashion finished jewelry comprising base metals and non-precious gemstones for sale through Lulu Avenue®, the Company’s former direct-to-consumer home party division of the Company’s wholly owned operating subsidiary, Charles & Colvard Direct, LLC. This finished jewelry was fashion oriented and subject to styling trends that could change with each catalog season, of which there are generally two each year. Typically, in the jewelry industry, slow-moving or discontinued lines are sold as closeouts or liquidated in alternative sales channels.  Management reviews the finished jewelry inventory on an ongoing basis for any lower of cost or market and obsolescence issues.  Management identified certain fashion finished jewelry inventory that could not be sold due to damage or branding issues and established an obsolescence reserve of $232,000 as of September 30, 2016 and $164,000 as of December 31, 2015, for the carrying costs in excess of any estimated scrap values.  As of September 30, 2016 and December 31, 2015, management identified certain finished jewelry featuring moissanite that was obsolete due to damage and other factors that indicate the finished jewelry is unsaleable, and established an obsolescence reserve of $60,000 and $225,000, respectively, for the carrying costs in excess of any estimated scrap values.

Periodically, the Company ships finished goods inventory to wholesale customers on consignment terms. Under these terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. Finished goods on consignment at September 30, 2016 and December 31, 2015 are net of shrinkage reserves of $49,000 and $37,000, respectively, to allow for certain loose jewels and finished jewelry on consignment with wholesale customers that may not be returned or may be returned in a condition that does not meet the Company’s current grading or quality standards.

Total net loose jewel inventories at September 30, 2016 and December 31, 2015, including inventory on consignment net of reserves, were $22.16 million and $28.19 million, respectively. The loose jewel inventories at September 30, 2016 and December 31, 2015 include shrinkage reserves of $101,000 and $50,000, respectively, which includes $9,000 and $10,000 of shrinkage reserves on inventory on consignment at September 30, 2016 and December 31, 2015, respectively. Loose jewel inventories at September 30, 2016 and December 31, 2015 also include recut reserves of $409,000 and $449,000, respectively.

Total net jewelry inventories at September 30, 2016 and December 31, 2015, including inventory on consignment net of reserves, finished jewelry featuring moissanite manufactured by the Company, and fashion finished jewelry purchased and owned by the Company which was made for sale through Lulu Avenue®, were $4.98 million and $4.10 million, respectively.  The finished jewelry inventories at September 30, 2016 and December 31, 2015 also include shrinkage reserves of $79,000 and $95,000, respectively, including shrinkage reserves of $40,000 and $27,000 on inventory on consignment, respectively; and a repairs reserve of $12,000 and $31,000, respectively.

The need for adjustments to inventory reserves is evaluated on a period-by-period basis.

6.	INCOME TAXES

The Company recognized an income tax net expense of approximately $3,000 for each of the three-month periods ended September 30, 2016 and 2015, and $10,000 for each of the nine-month periods ended September 30, 2016 and 2015, for estimated tax, penalties, and interest associated with uncertain tax positions.

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. As of September 30, 2016 and December 31, 2015, the Company’s management determined that sufficient negative evidence continued to exist to conclude it was uncertain that the Company would have sufficient future taxable income to utilize its deferred tax assets, and therefore, the Company maintained a valuation allowance against its deferred tax assets.

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

As of September 30, 2016, the Company’s future minimum payments under the operating leases were as follows:

2016	$143,889
2017	584,789
2018	600,871
2019	617,395
2020	634,373
Thereafter	541,957
Total	$3,123,274

Rent expense for the three-month periods ended September 30, 2016 and 2015 was approximately $132,000 and $124,000, respectively. Rent expense for the nine-month periods ended September 30, 2016 and 2015 was approximately $408,000 and $379,000, respectively. Included in total rent expense are approximately $5,000 and $17,000 for the three-month periods ended September 30, 2016 and 2015, respectively, related to discontinued operations. Included in total rent expense are approximately $40,000 and $49,000 for the nine-month periods ended September 30, 2016 and 2015, respectively, related to discontinued operations.

Purchase Commitments

On December 12, 2014, the Company entered into a new exclusive supply agreement (the “Supply Agreement”) with Cree, Inc. (“Cree”), its SiC raw materials supplier.  Under the Supply Agreement, subject to certain terms and conditions, the Company agreed to exclusively purchase from Cree, and Cree agreed to exclusively supply, 100% of the Company’s required SiC materials in quarterly installments that must equal or exceed a set minimum order quantity. The initial term of the Supply Agreement will expire on June 24, 2018, unless extended by the parties. The Company also has one option to unilaterally extend the term of the agreement for an additional two-year period, subject to certain conditions.  The Company’s total purchase commitment under the Supply Agreement until June 2018 is dependent upon the size of the SiC material and ranges between approximately $29.6 million and approximately $31.5 million. As of September 30, 2016, the Company’s remaining purchase commitment through June 2018 under the Supply Agreement ranges from approximately $16.74 million to approximately $18.64 million.

During the nine months ended September 30, 2016 and 2015, the Company purchased approximately $6.01 million and $4.95 million, respectively, of SiC crystals from Cree.

8.	LINE OF CREDIT

On June 25, 2014, the Company and its wholly owned subsidiaries, Charles & Colvard Direct, LLC, and Moissanite.com, LLC (now charlesandcolvard.com, LLC) (collectively, the “Borrowers”), obtained a $10,000,000 asset-based revolving credit facility (the “Credit Facility”) from Wells Fargo Bank, National Association (“Wells Fargo”). The Credit Facility may be used for general corporate and working capital purposes, including transaction fees and expenses incurred in connection therewith and the issuance of letters of credit up to a $1,000,000 sublimit. The Credit Facility will mature on June 25, 2017.

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

The Credit Facility is evidenced by a credit and security agreement, dated as of June 25, 2014, as amended (collectively, the “Credit Agreement”), and customary ancillary documents.  The Credit Agreement contains customary covenants, representations and cash dominion provisions, including a financial reporting covenant and limitations on dividends, distributions, debt, contingent obligations, liens, loans, investments, mergers, acquisitions, divestitures, subsidiaries, affiliate transactions, and changes in control.

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

As of September 30, 2016, the Company had not borrowed against the Credit Facility.

9.	STOCK-BASED COMPENSATION

The following table summarizes the components of the Company’s stock-based compensation included in net loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Employee stock options	$94,715	$207,722	$339,441	$514,183
Consultant stock options	39,143	46,394	136,253	87,842
Restricted stock awards	100,796	248,827	397,859	674,260
Totals	$234,654	$502,943	$873,553	$1,276,285

No stock-based compensation was capitalized as a cost of inventory during the three- and nine-month periods ended September 30, 2016 and 2015.  Included in total stock-based compensation are approximately $0 and $89,000 for the three-month periods ended September 30, 2016 and 2015, respectively, related to discontinued operations. Included in total stock-based compensation are approximately $44,000 and $185,000 for the nine-month periods ended September 30, 2016 and 2015, respectively, related to discontinued operations.

Stock Options - The following is a summary of the stock option activity for the nine-month period ended September 30, 2016:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2015	2,441,077	$2.11
Granted	561,005	$1.15
Exercised	(2,500)	$0.92
Forfeited	(386,247)	$1.40
Expired	(382,562)	$2.08
Outstanding, September 30, 2016	2,230,773	$2.00

The weighted average grant-date fair value of stock options granted during the nine-month period ended September 30, 2016 was $0.64. The total fair value of stock options that vested during the nine-month period ended September 30, 2016 was approximately $702,000. The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions for stock options granted during the nine-month period ended September 30, 2016:

Dividend yield	0.0%
Expected volatility	62.4%
Risk-free interest rate	1.41%
Expected lives (years)	5.54

Although the Company issued dividends in prior years, a dividend yield of zero was used due to the uncertainty of future dividend payments. Volatility is a measure of the amount by which a financial variable such as share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company estimates expected volatility giving primary consideration to the historical volatility of its common stock. The risk-free interest rate is based on the published yield available on U.S. Treasury issues with an equivalent term remaining equal to the expected life of the stock option. The expected lives of the stock options issued since 2014 represent the estimated period of time until exercise or forfeiture and are based on the simplified method of using the mid-point between the vesting term and the original contractual term. Stock options issued prior to 2014 were expensed using expected lives that represented the time until exercise or forfeiture using historical information. Expected forfeitures are based on the historical forfeiture rates by employee class.

The following table summarizes information about stock options outstanding at September 30, 2016:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Balance as of 9/30/2016	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 9/30/2016	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 9/30/2016	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
2,230,773	7.39	$2.00	1,435,519	6.37	$2.37	2,167,552	7.33	$2.02

As of September 30, 2016, the unrecognized stock-based compensation expense related to unvested stock options was approximately $448,000, which is expected to be recognized over a weighted average period of approximately 20 months.

The aggregate intrinsic value of stock options outstanding, exercisable, and vested or expected to vest at September 30, 2016 were each approximately $35,000. This amount is before applicable income taxes and represents the closing market price of the Company’s common stock at September 30, 2016 less the grant price, multiplied by the number of stock options that had a grant price that is less than the closing market price. This amount represents the amount that would have been received by the optionees had these stock options been exercised on that date. During each of the three- and nine-month periods ended September 30, 2016, the aggregate intrinsic value of stock options exercised was approximately $250. During the three- and nine-month periods ended September 30, 2015, the aggregate intrinsic value of stock options exercised was approximately $0 and $167,000, respectively.

Restricted Stock - The following is a summary of the restricted stock activity for the nine-month period ended September 30, 2016:

	Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2015	425,000	$1.87
Granted	509,250	$0.93
Vested	(318,269)	$2.01
Canceled	(178,450)	$1.29
Unvested, September 30, 2016	437,531	$0.91

As of September 30, 2016, the unrecognized stock-based compensation expense related to unvested restricted stock was approximately $197,000, which is expected to be recognized over a weighted average period of approximately five months.

Dividends - The Company has not paid any cash dividends in the current year through September 30, 2016.

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

The following table reconciles the differences between the basic and diluted earnings per share presentations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net loss from continuing operations	$(1,147,430)	$(587,244)	$(2,879,201)	$(4,128,308)
Net loss from discontinued operations	(10,014)	(1,378,837)	(573,629)	(3,564,760)
Net loss	$(1,157,444)	$(1,966,081)	$(3,452,830)	$(7,693,068)

Denominator:
Weighted average common shares outstanding:
Basic	20,997,686	20,571,340	20,898,484	20,336,839
Stock options and restricted stock	-	-	-	-
Diluted	20,997,686	20,571,340	20,898,484	20,336,839

Net loss per common share:
Basic – continuing operations	$(0.06)	$(0.03)	$(0.14)	$(0.20)
Basic – discontinued operations	(0.00)	(0.07)	(0.03)	(0.18)
Basic – total	$(0.06)	$(0.10)	$(0.17)	$(0.38)

Diluted – continuing operations	$(0.06)	$(0.03)	$(0.14)	$(0.20)
Diluted – discontinued operations	(0.00)	(0.07)	(0.03)	(0.18)
Diluted – total	$(0.06)	$(0.10)	$(0.17)	$(0.38)

For each of the three and nine month periods ended September 30, 2016, stock options to purchase approximately 2.23 million shares were excluded from the computation of diluted net loss per common share because the exercise price of the stock options was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to net loss per common share. For each of the corresponding periods ended September 30, 2015, stock options to purchase approximately 1.89 million shares were excluded.  For each of the three- and nine-month periods ended September 30, 2016, approximately 438,000 unvested restricted shares were excluded because the inclusion of such amounts would be anti-dilutive to net loss per common share.  For each of the corresponding periods ended September 30, 2015, 528,000 unvested restricted shares were excluded.

11.	MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurable limits of $250,000 per depositor at each financial institution. Amounts on deposit in excess of FDIC insurable limits at September 30, 2016 and December 31, 2015 approximated $9.15 million and $4.92 million, respectively.

Trade receivables potentially subject the Company to credit risk. The Company’s standard wholesale customer payment terms on trade receivables are generally between 30 and 90 days, though it may offer extended terms with specific customers and on significant orders from time to time. The Company believes its competitors and other vendors in the wholesale jewelry industry have also expanded their use of extended payment terms and, in aggregate, the Company believes that by expanding its use of extended payment terms, it has provided a competitive response in its market and that its net sales have been favorably impacted. The Company is unable to estimate the impact of this program on its net sales, but if it ceased providing extended payment terms in select instances, the Company believes it would not be competitive for some wholesale customers in the marketplace and that its net sales and profits would likely decrease. The Company extends credit to its customers based upon a number of factors, including an evaluation of the customer’s financial condition and credit history that is verified through trade association reference services, the customer’s payment history with the Company, the customer’s reputation in the trade, and/or an evaluation of the Company’s opportunity to introduce its moissanite jewels or finished jewelry featuring moissanite to new or expanded markets. Collateral is not generally required from customers. The need for an allowance for doubtful accounts is determined based upon factors surrounding the credit risk of specific customers, historical trends, and other information. During the three-month period ended September 30, 2016, the Company wrote off $815,000 in accounts receivable related to one international customer that was past due on its payment arrangement, as the Company determined that the benefits of continued collections efforts did not outweigh the costs of legal proceedings. We do not believe the Company’s commercial terms were a factor with this customer’s non-payment. The Company’s allowance for doubtful accounts previously included an allowance for this accounts receivable, and therefore, this write-off during the quarter did not have an impact on net loss for the three- and nine-month periods ended September 30, 2016. The Company has not experienced any other significant accounts receivable write-offs related to revenue arrangements with extended payment terms.

At times, a portion of the Company’s accounts receivable will be due from customers that have individual balances of 10% or more of the Company’s total net accounts receivable.  The following is a summary of customers that represent 10% or more of total net accounts receivable:

	September 30, 2016		December 31, 2015
Customer A	21%		** %
Customer B	12%		** %
Customer C	*	%	17%
Customer D	*	%	14%
Customer E	*	%	11%
Customer F	*	%	10%

* Customers C, D, E, and F did not have individual balances that represented 10% or more of total net accounts receivable as of September 30, 2016.
** Customers A and B did not have individual balances that represented 10% or more of the total net accounts receivable as of December 31, 2015.

A significant portion of sales is derived from certain customer relationships. The following is a summary of customers that represent 10% or more of total gross sales from continuing operations:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016		2015	2016	2015
Customer A	27%		3%	17%	9%
Customer C	*	%	14%	29%	32%

*Customer C did not represent 10% or more of sales for the three-month period ended September 30, 2016.

12.	DISCONTINUED OPERATIONS

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

Pursuant to the terms of the Purchase Agreement, the Transferred Assets included, among other things, (i) an inventory credit to be used towards $250,000 in existing non-moissanite and moissanite inventory as of the Closing Date, consisting of Direct’s current jewelry offered under the “Lulu Avenue” trademarks, (ii) all existing marketing collateral such as packaging and catalogs for Direct’s current jewelry offered under the “Lulu Avenue” trademarks as of the Closing Date, (iii) certain assigned contracts, (iv) style advisor and customer lists, and (v) all intellectual property rights owned by the Company and Direct and used solely in connection with the operation of Direct’s direct-to-consumer home party business for the sale of fashion jewelry and related products and services in the United States, excluding the “Lulu Avenue” and “Love Knot” trademarks and other “Lulu Avenue” specific intellectual property such as the domain name www.luluavenue.com and all content located on such website (the “Lulu Intellectual Property”). The inventory credit and an exclusive, nontransferable license to use the Lulu Intellectual Property that was also granted to Yanbal on the Closing Date expired on July 31, 2016. After the Closing Date, the Company and Direct may not engage in the direct-to-consumer home party business and may not solicit style advisors or customers of the direct-to-consumer home party business. The Company had also agreed to provide to Yanbal certain transition services, which services ended August 31, 2016.

The purchase price for the Transferred Assets was $500,000 with selling expenses of approximately $131,000, resulting in a net purchase price of approximately $369,000.  The Company recorded a liability associated with $35,000 of expense related to certain style advisor incentives and reduced prepaid expenses by $60,000 related to contracts acquired by Yanbal.

The following table presents the major classes of line items constituting assets and liabilities related to discontinued operations:

	September 30, 2016	December 31, 2015
Prepaid expenses and other assets	$-	$83,000
Total assets	$-	$83,000

Accounts payable	$-	$140,000
Accrued expenses and other liabilities	2,100	209,000
Total liabilities	$2,100	$349,000

The following table presents the major classes of line items constituting pretax loss from discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$29,850	$1,417,913	$804,585	$4,072,228
Costs and expenses:
Cost of goods sold	7,188	541,729	276,100	1,325,688
Sales and marketing	29,611	1,842,133	940,592	5,187,493
General and administrative	-	412,888	173,909	1,123,807
Interest expense	-	-	11	-
Total costs and expenses	36,799	2,796,750	1,390,612	7,636,988
Loss from discontinued operations	(6,949)	(1,378,837)	(586,027)	(3,564,760)
Other (expense) income:
(Loss) gain on sale of long-term assets	(3,065)	-	12,398	-
Total other (expense) income, net	(3,065)	-	12,398	-
Pretax loss from discontinued operations	$(10,014)	$(1,378,837)	$(573,629)	$(3,564,760)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
•
We expect to remain dependent upon our exclusive supply agreement, or the Supply Agreement, with Cree, Inc., or Cree, which we entered into on December 12, 2014, for the sole supply of our silicon carbide, or SiC, crystals for the foreseeable future.

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

Overview

We manufacture, market, and distribute Charles & Colvard Created Moissanite® (which we refer to as moissanite or moissanite jewels) and finished jewelry featuring moissanite for sale in the worldwide jewelry market.  Moissanite, also known by its chemical name silicon carbide, or SiC, is a rare mineral first discovered in a meteor crater. Because naturally occurring SiC crystals are too small for commercial use, larger crystals must be grown in a laboratory. Leveraging our advantage of being the original and leading worldwide source of created moissanite jewels, our strategy is to establish Charles & Colvard with reputable, high-quality, and sophisticated brands and to position moissanite as an ethically-sourced, affordable, and luxurious alternative to other gemstones such as diamond. We believe this is possible due to moissanite’s exceptional brilliance, fire, durability, and rarity like no other jewel available on the market. We sell loose moissanite jewels and finished jewelry at wholesale to distributors, manufacturers, retailers, TV shopping networks, and designers and at retail to end consumers through our wholly owned operating subsidiaries, charlesandcolvard.com, LLC (formerly Moissanite.com, LLC) and Charles & Colvard Direct, LLC (until March 2016), and through third-party marketplaces.

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

As a result of the divestiture of our direct-to-consumer home party business operated through our Charles & Colvard Direct, LLC (dba Lulu Avenue®) subsidiary, during the three months ended March 31, 2016, we began managing our business primarily through our two continuing distribution channels. Accordingly, for the three and nine months ended September 30, 2016 and 2015, our reportable segments are our wholesale distribution channel transacted through our parent entity, and our direct-to-consumer distribution channel transacted through the wholly owned operating subsidiary, charlesandcolvard.com, LLC.  We are now presenting the operating results of Charles and Colvard Direct, LLC as a discontinued operation.

We sell our loose moissanite jewels at wholesale to some of the largest distributors and manufacturers in the world, who sell them as loose jewels or mount them into fine jewelry to be sold at retail outlets and via the Internet. We also sell loose moissanite jewels and finished jewelry featuring moissanite at wholesale to retailers, TV shopping networks, and designers to be sold to end consumers and directly to consumers through our e-commerce sales channel charlesandcolvard.com and third-party marketplaces.  We believe our continued and expanding use of multiple sales channels to the jewelry trade and the end consumer with branded finished jewelry featuring moissanite creates a compelling consumer value proposition with the potential to drive increased demand.

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

Our future growth strategy is closely linked to our new vision statement: “Charles & Colvard is driven by an ethical promise: create the world’s most brilliant gem, while leading the way for environmentally and socially responsible choices in the jewelry industry at a revolutionary value.” We plan to accomplish this vision by growing our core loose jewel and finished jewelry wholesale distribution segment with key distributors, jewelry manufacturers, and retailers while working to develop and expand our continuing direct-to-consumer distribution segment, which is conducted through our e-commerce subsidiary, charlesandcolvard.com, LLC.  We also intend to expand our multi-channel e-commerce footprint through third-party marketplaces, comparison shopping engines, affiliate networks, social commerce sites, and more. We plan to support these initiatives by increasing consumer awareness through a broad digital marketing footprint, clearly communicating to the consumer the value proposition of our products, and developing and distributing leading global brands for our moissanite jewel and finished jewelry featuring moissanite with an unrelenting focus on quality and design. Our key strategies for 2016 are as follows:

•
Expansion of our direct-to-consumer e-commerce business.  On October 11, 2016, we announced the launch of an updated brand platform, delivered an up-market jewelry selection and enhanced the customer buying experience through the redesigned charlesandcolvard.com website. With the launch of our new website, we introduced new and elevated lines of jewelry, an expanded line of bridal jewelry, fashion and classic styles, and introduced fashion oriented pieces that will address entry price points. We have launched an awareness campaign in the fourth quarter of 2016 that coincided with the release of the new website and includes public relations, social media, and search engine management.  We have expanded our e-commerce footprint by providing our products for sale through additional e-commerce channels, and we expect this expansion to continue in the fourth quarter of 2016. In addition, we expect to expand through emerging social media commerce channels. We believe our direct-to-consumer e-commerce sales channels will not only create  top-line net sales, but will also play a key role in our campaign to increase overall consumer awareness of moissanite.  We also envision e-commerce as a part of a broader effort to establish online connections with consumers that build our brand and subsequently our business with wholesale and retail partners.

•
Expansion of Forever OneTM.   In September 2015, we launched Forever One™ – our first colorless moissanite jewel.  We introduced Forever OneTM to the market with a limited launch.  It was met with great enthusiasm from channel partners and existing customers.  Our goal has been to leverage this momentum, and expand our Forever OneTM assortment (more shapes and sizes) throughout 2016 via a series of scheduled product releases. In connection with our launch of our new e-commerce website as noted above, we debuted a new e-commerce website offering a second grade of Forever One™ moissanite. Forever One™ is now available in G-H-I quality based on the Gemological Institute of America’s diamond grading scale. This new, near-colorless gemstone is currently available in limited quantities on the Charles & Colvard ® e-commerce website, www.charlesandcolvard.com, for consumers only.

•
A move up-market.   Over the years our core product supplier, Cree, has improved its proprietary processes for SiC production.  It is this over 20-year evolution that has enabled the launch of our colorless jewel, Forever OneTM.  With this improvement in core product comes the opportunity for us to move up-market – competing directly with diamond for share of wallet.  We believe that this higher quality product line positions us for a move up-market to higher end retail opportunities.  We do anticipate new providers of moissanite to enter the market, as our U.S. exclusive patent expired in 2015, and international patents expired in the third quarter of this year. We know how challenging it is to create high-quality moissanite and anticipate it will take emerging providers significant time and investment to bring meaningful and competitive products to market. As we experienced ourselves, we anticipate these new providers evolving from low-end moissanite quality, and do not anticipate competition in the near-colorless (Forever Brilliant®) or colorless (Forever OneTM) range for some time to come. To differentiate ourselves from emerging competition and to ensure our customers they are receiving a reputable and high-quality jewel, each Charles & Colvard Created Moissanite® jewel is backed by a Limited Lifetime Warranty and Certificate of Authenticity – our commitment to our customers that their purchase is guaranteed to retain its fire and brilliance forever. With the launch of our new e-commerce website, we now offer expanded warranty coverage on our Forever OneTM jewels to include protection against usage damage to our moissanite gemstones.

•
Expansion of our jewelry line.   We expanded our jewelry product line in 2016 to include increased focus on the bridal category, and we intend to continue expanding.  We have curated a blend of our own finished jewelry featuring moissanite with products from select artisan jewelers.  We have begun making this broadened collection available to our retail and wholesale partners and promoted on our e-commerce site and third-party transactional websites.  We have expanded our resources and realigned our sales and marketing team in the third quarter of the 2016 to implement this initiative.

•
Growth within our traditional channels.   We have enjoyed over 20 years of partnership with industry leaders in the wholesale and retail spaces.  We believe these traditional channels represent fertile ground for our move up-market, and we are already working with several existing partners to expand their product lines to include Forever OneTM.  With this new, extraordinary, upscale product we believe we have an opportunity to both expand our relationship with existing partners and onboard new partners.  A continued presence for Charles & Colvard Created Moissanite® in traditional retail channels remains an important way for us to create touchpoints directly with consumers by providing them an opportunity to see and believe the beauty and brilliance of moissanite. In the third quarter of 2016, we launched a 26 store test with a nationwide fine jewelry retailer. In October 2016, we agreed to extend the test to an additional 25 stores. This retailer currently carries our jewelry on its e‑commerce website.  The terms of this test were on consignment and contained limited styles of Forever OneTM  jewelry. During the first quarter of 2016, we launched moissanite on a TV shopping network with limited hours and continued sessions with limited hours in the second and third quarters of 2016. During 2015, this TV shopping network only sold our jewelry on their website. These are examples of creating growth within our traditional channels.

•
A laser focus on millennials.   Millennials are the largest age group in U.S. history, and they are moving into their prime spending years.  Millennials have less money to spend and are often encumbered with debt, with student loans taking up a significant chunk of postgraduate millennials’ income.  They are the first ‘digital natives,’ known for spending significant time online, especially within their social networks.  When they do partake in traditional pastimes such as listening to music or watching television, they do so streaming from their digital devices.  And most importantly, they are socially and ethically-responsible individuals.  Millennials proactively seek out goods and services that align with their core principles, and become devoted and vocal advocates of brands that embody ‘green’ practices.  Our socially responsible and ethically-sourced loose jewel and finished jewelry products align directly with the principles and purchasing preferences of the millennial, and our quality and price point offer unprecedented value to the cost-conscious millennial. During the first half of 2016, we hired outside agencies to help us build a brand strategy and architecture and develop a brand design and messaging aligned with this target market. Throughout 2016, we plan to proactively engage this market through a multi-channel traditional and digital marketing strategy, as outlined below. In addition, we believe our new e-commerce website is designed to speak to the targeted millennial audience.

•
Our go-to-market strategy.   In order to expand existing channels while reaching our millennial targets, we continue to reconstruct our promotional and go-to-market strategies.  In 2016, our strategy has been and remains to:

•
Develop significant educational content to help the market understand moissanite, the availability of our expanded selection of loose jewels and finished jewelry featuring moissanite, and our commitment to corporate social responsibility in the products we bring to market and the way we operate our business.  We also plan to deliver background content relative to the impact of mining on the jewelry industry.  We anticipate being disruptive in the industry and intend to be a leader on the topic of corporate environmental and social responsibility and the social and ethical appeal of created gemstones and jewels.

•
Expand our traditional channels.  We plan to continue fostering existing relationships designed to move channel partners up-market with us, while onboarding new partners who we believe are well positioned to help us bring Forever OneTM to market.  We continue to focus our efforts on additional television channels, new wholesale and retail opportunities, an expanded drop-ship network, a presence with independent jewelers, and more.

•
Execute an aggressive social media strategy to directly reach consumers.  Leveraging our own social media properties and those of third parties, we believe we will create a dialogue that enables a ‘pull’ strategy which draws consumers to us to learn about and acquire our products.

•
Continue expanding our online presence including an aggressive push of our product to e-commerce marketplaces, comparison shopping engines, affiliate networks, social sites, and more.  We intend to couple these postings with a significant digital marketing presence to deliver online advertising and search engine results to the consumer at the time they are searching for related products.

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

As we execute our strategy to build and reinvest in our businesses, significant expenses and investment of cash will be required ahead of the revenue streams we expect in the future, and this will likely result in some unprofitable reporting periods in the near future.  Despite this, we have maintained as one of our primary goals to generate positive cash flow from continuing operations to protect our cash position. We were successful in achieving this goal during 2015 and in the first nine months of 2016 as we were able to reduce our inventories and aggressively collect on our trade accounts receivable balances. We will continue to monitor our cash burn rate and collection efforts as we grow the business.

Our total consolidated net sales for the nine-month period ended September 30, 2016 of $23.13 million were 26% greater than total consolidated net sales during the nine-month period ended September 30, 2015. Wholesale distribution segment net sales for the nine-month period ended September 30, 2016 of $19.62 million were 33% greater than wholesale distribution segment net sales during the nine-month period ended September 30, 2015. Direct-to-consumer e-commerce distribution segment net sales for the nine-month period ended September 30, 2016 of $3.52 million were 1% less than direct-to-consumer e-commerce distribution segment net sales during the nine-month period ended September 30, 2015. See “Consolidated Net Sales” below for additional information.

Loose jewel sales comprised 79% of our total consolidated net sales for the nine-month period ended September 30, 2016 and increased 74% to $18.20 million, compared with $10.45 million in the same period of 2015. Finished jewelry sales for the nine-month period ended September 30, 2016 comprised 21% of our total consolidated net sales and decreased 37% to $4.94 million, compared with $7.85 million in the same period of 2015. See “Consolidated Net Sales” below for additional information.

Operating expenses from continuing operations increased by $1.06 million, or 12%, to $9.61 million for the nine-month period ended September 30, 2016, compared with $8.55 million in the same period of 2015. Of this increase, general and administrative expenses increased $161,000, or 4%, to $4.38 million, primarily as a result of certain fees associated with our $10,000,000 asset-based revolving credit facility, or the Credit Facility, obtained on June 25, 2014 from Wells Fargo Bank, National Association, or Wells Fargo. Sales and marketing expenses increased $910,000, or 21%, to $5.22 million, primarily as a result of costs associated with implementing our new sales and marketing strategies, including the launch of our new website.  As we grow our business, we intend to continue to closely manage our operating expenses by seeking the most cost effective and efficient solutions for our operating requirements. We recorded a net loss of $3.5 million, or $0.17 per diluted share, for the nine-month period ended September 30, 2016, primarily due to greater margins on higher sales offset by increased sales and marketing expenses as we implement our new sales and marketing strategies.

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

Results of Operations

The following table sets forth certain consolidated statements of operations data for the three- and nine-month periods ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$5,212,973	$5,100,152	$23,133,248	$18,299,773
Costs and expenses:
Cost of goods sold	3,221,007	3,349,062	16,278,989	13,870,543
Sales and marketing	1,891,162	1,166,707	5,222,757	4,312,581
General and administrative	1,244,400	1,162,015	4,380,218	4,219,257
Research and development	-	6,352	2,848	15,456
Total costs and expenses	6,356,569	5,684,136	25,884,812	22,417,837
Loss from operations	(1,143,596)	(583,984)	(2,751,564)	(4,118,064)
Other income (expense):
Interest income	-	-	-	11
Interest expense	(36)	(17)	(1,548)	(801)
Loss on abandonment of property and equipment	(473)	-	(116,021)	-
Gain on sale of long-term assets	-	-	-	125
Total other expense, net	(509)	(17)	(117,569)	(665)
Loss before income taxes from continuing operations	(1,144,105)	(584,001)	(2,879,133)	(4,118,729)
Income tax net expense from continuing operations	(3,325)	(3,243)	(10,068)	(9,579)
Net loss from continuing operations	(1,147,430)	(587,244)	(2,879,201)	(4,128,308)

Discontinued operations:
Loss from discontinued operations	(6,949)	(1,378,837)	(586,027)	(3,564,760)
(Loss) gain on sale of assets from discontinued operations	(3,065)	-	12,398	-

Net loss from discontinued operations	(10,014)	(1,378,837)	(573,629)	(3,564,760)
Net loss	$(1,157,444)	$(1,966,081)	$(3,452,830)	$(7,693,068)

Consolidated Net Sales

Consolidated net sales for the three- and nine-month periods ended September 30, 2016 and 2015 comprise the following:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	Dollars	Percent	2016	2015	Dollars	Percent
Loose jewels	$3,597,479	$2,867,354	$730,125	25%	$18,195,370	$10,454,710	$7,740,660	74%
Finished jewelry	1,615,494	2,232,798	(617,304)	-28%	4,937,878	7,845,063	(2,907,185)	-37%
Total consolidated net sales	$5,212,973	$5,100,152	$112,821	2%	$23,133,248	$18,299,773	$4,833,475	26%

Consolidated net sales were $5.21 million for the three-month period ended September 30, 2016 compared to $5.10 million for the three-month period ended September 30, 2015, an increase of $113,000, or 2%.  Consolidated net sales were $23.13 million for the nine-month period ended September 30, 2016 compared to $18.30 million for the nine-month period ended September 30, 2015, an increase of $4.83 million, or 26%.  The increase in consolidated net sales for the three-month period ended September 30, 2016 was due primarily to stronger wholesale loose jewels sales compared to the corresponding period of the prior year. This increase was largely offset by the decrease in finished jewelry sales. Sales related to our direct-to-consumer e-commerce business, charlesandcolvard.com, decreased from the corresponding periods due to lower conversion rates, which we believe are due to the lack of clearance inventory on charlesandcolvard.com. We expect this trend to continue into the fourth quarter of 2016 as we re-merchandise and upgrade charlesandcolvard.com. The increase in consolidated net sales for the nine-month period ended September 30, 2016 was due primarily to the increase in our wholesale business in both the domestic and international markets through our distributor channels and the sale of approximately $6.77 million of slow-moving inventory to our largest domestic customer as a result of our efforts to reduce inventories. This increase was partially offset by a decrease in sales of our direct-to-consumer e-commerce business, charlesandcolvard.com, which decreased by 1% to $3.56 million, compared to the corresponding period of the prior year.

Sales of loose jewels represented 69% and 79% of total consolidated net sales for the three- and nine-month periods ended September 30, 2016, respectively, compared to 56% and 57% of total consolidated net sales for the corresponding periods of the prior year. For the three-month period ended September 30, 2016, loose jewel sales were $3.60 million compared to $2.87 million for the corresponding period of the prior year, an increase of $730,000, or 25%. For the nine-month period ended September 30, 2016, loose jewel sales were $18.20 million compared to $10.45 million for the corresponding period of the prior year, an increase of $7.74 million, or 74%. The increase for the three-month period ended September 30, 2016 was primarily due to the increase in the domestic market through our distributor channels, an increase in wholesale sales to one of our significant customers, and an increase of approximately 200% in our Forever OneTM sales as compared to the corresponding period of the previous year. The increases were partially offset by decreases in sales to television networks and international  distributors in the China and Hong Kong markets.  The increase for the nine-month period ended September 30, 2016 was primarily due to the sale of approximately $6.77 million of slow-moving inventory during the period, our Forever OneTM sales during the period increasing approximately 750% as compared to the corresponding period of the previous year, and the increase in international sales to distributors in the China and Hong Kong markets due to increased demand.  Sales in these markets may fluctuate significantly each reporting period.

Sales of finished jewelry represented 31% and 21% of total consolidated net sales for the three- and nine-month periods ended September 30, 2016, respectively, compared to 44% and 43% of total consolidated net sales for the corresponding period of the prior year. For the three-month period ended September 30, 2016, finished jewelry sales were $1.62 million compared to $2.23 million for the corresponding period of the prior year, a decrease of $617,000, or 28%.  For the nine-month period ended September 30, 2016, finished jewelry sales were $4.94 million compared to $7.85 million for the corresponding period of the prior year, a decrease of $2.91 million, or 37%.  This decrease for each corresponding period was primarily attributable to lower sales through our wholesale distribution segment as we have transitioned our largest customer to larger purchases of loose jewels and fewer purchases of finished jewelry.  For the three- and nine-month periods ended September 30, 2016, the decrease also was attributable in part to the decline of our direct-to-consumer e-commerce business, which had a decrease of 17% in finished jewelry sales to $880,000 for the three-month period ended September 30, 2016 compared to the corresponding period of prior year and a decrease of 1% in finished jewelry sales to $3.12 million for the nine-month period ended September 30, 2016 compared to the corresponding period of the prior year. These decreases were due to lower conversion rates which we believe relate to the shift in our charlesandcolvard.com presence including the discontinuation of clearance inventory on the website.  We expect this trend to continue into the fourth quarter of 2016 as we begin promoting our updated brand platform, deliver an up-market jewelry selection, and position charlesandcolvard.com with a new audience.

United States, or U.S., net sales accounted for approximately 88% and 89% of total consolidated net sales for the three- and nine-month periods ended September 30, 2016, respectively, compared to 82% and 89% of total consolidated net sales for the corresponding periods of the prior year. U.S. net sales increased to $4.59 million, or 10%, during the three-month period ended September 30, 2016 from the corresponding period of the prior year primarily as a result of increased sales of our wholesale business.  U.S. net sales increased to $20.68 million, or 27%, during the nine-month period ended September 30, 2016 from the corresponding period of the prior year primarily as a result of increased sales of our wholesale business and the sale of $6.77 million of slow-moving inventory to our largest domestic customer in the first quarter of the current year.

Our largest U.S. customer during the three-month period ended September 30, 2016 accounted for 27% of total consolidated sales compared to 3% during the same period of 2015. This customer during the nine-month period ended September 30, 2016 accounted for 17% of total consolidated sales compared to 9% during the same period last year. One other U.S. customer accounted for 14% of total consolidated sales during the three-month period ended September 30, 2015, but did not account for a significant portion of our total consolidated sales during the same period of 2016. This customer during the nine-month period ended September 30, 2016 accounted for 29% of total consolidated sales compared to 32% during the same period of 2015. We expect that we will remain dependent on our ability, and that of our largest customers, to maintain and enhance retail programs. A change in or loss of any of these customer or retailer relationships could have a material adverse effect on our results of operations.

International net sales accounted for approximately 12% and 11% of total consolidated net sales for the three- and nine-month periods ended September 30, 2016, respectively, compared to 18% and 11% of total consolidated net sales for the corresponding periods of the prior year.  International sales decreased 32% during the three-month period ended September 30, 2016 from the corresponding period of the prior year as we serve distributors in the China and Hong Kong markets and demand for loose jewels in these markets was down compared to the corresponding period of the prior year.  International sales increased 19% during the nine-month period ended September 30, 2016 from the corresponding period of the prior year due to increased demand from distributors in the China and Hong Kong markets. Sales in these markets may continue to fluctuate significantly each reporting period.

We did not have an international customer account for more than 10% of total consolidated sales during the three- and nine-month periods ended September 30, 2016 or 2015.  A portion of our international consolidated sales represents jewels sold internationally that may be re-imported to U.S. retailers. Our top three international distributors by sales volume during the three-month period ended September 30, 2016 were located in Hong Kong, India, and Taiwan and for the nine-month period ended September 30, 2016 were located in Hong Kong, Taiwan, and India.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the three- and nine-month periods ended September 30, 2016 and 2015 are as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	Dollars	Percent	2016	2015	Dollars	Percent
Product line cost of goods sold
Loose jewels	$1,808,979	$1,489,997	$318,982	21%	$11,992,862	$6,773,390	$5,219,472	77%
Finished jewelry	706,179	1,397,609	(691,430)	-49%	2,666,960	4,843,611	(2,176,651)	-45%
Total product line cost of goods sold	2,515,158	2,887,606	(372,448)	-13%	14,659,822	11,617,011	3,042,821	26%
Non-product line cost of goods sold	705,849	461,456	244,393	53%	1,619,167	2,253,542	(634,375)	-28%
Total cost of goods sold	$3,221,007	$3,349,062	$(128,055)	-4%	$16,278,989	$13,870,543	$2,408,446	17%

Total cost of goods sold was $3.22 million for the three-month periods ended September 30, 2016 compared to $3.35 million for the three-month period ended September 30, 2015, a decrease of $128,000, or 4%.  Total cost of goods sold was $16.28 million for the nine-month period ended September 30, 2016 compared to $13.87 million for the nine-month period ended September 30, 2015, an increase of $2.41 million, or 17%.  Product line cost of goods sold is defined as product cost of goods sold in each of our wholesale distribution and direct-to-consumer e-commerce distribution segments excluding non-capitalized expenses from our manufacturing and production control departments, comprising personnel costs, depreciation, rent, utilities, and corporate overhead allocations; freight out; inventory valuation allowance adjustments; and other inventory adjustments, comprising costs of quality issues, damaged goods, and inventory write-offs.

The decrease in cost of goods sold for the three-month period ended September 30, 2016 compared to the same period in 2015 was primarily due to a $691,000 decrease in finished jewelry product line cost of goods sold as a result of lower finished jewelry sales in the three-month period ended September 30, 2016 compared to the corresponding period in the prior year. This decrease was partially offset by a $319,000 increase in loose jewels product line cost of goods sold due to increased loose jewels sales through our wholesale business and a net increase in non-product line cost of goods sold of $244,000, or 53%.  The net increase in non-product line cost of goods sold comprises a $401,000 increase in the change in inventory valuation allowances, including inventory shrinkage, recuts, repairs, and scrap reserves, a $61,000 increase in non-capitalized manufacturing and production control expenses primarily due to timing of receiving work in process into inventory and allocating overhead, and a $41,000 increase in freight out due to increased sales volume. These increases were offset in part by a $259,000 decrease in other inventory adjustments.

The increase in cost of goods sold for the nine-month period ended September 30, 2016 compared to the same period in 2015 was primarily due to a $6.77 million sale of slow-moving loose gemstone inventory at low margins. This increase was partially offset by a $2.18 million decrease in finished jewelry product line cost of goods sold as a result of lower finished jewelry sales in the nine-month period ended September 30, 2016 compared to the corresponding period in the prior year and a decrease in non-product line cost of goods sold of $634,000, or 28%.  The net decrease in non-product line cost of goods sold comprises a $159,000 decrease in the change in inventory valuation allowances, including inventory shrinkage, recuts, repairs, and scrap reserves, and a $687,000 decrease in other inventory adjustments. These decreases were offset in part by a $156,000 increase in non-capitalized manufacturing and production control expenses primarily due to timing of receiving work in process into inventory and allocating overhead, and a $56,000 increase in freight out due to increased sales volume.   See Note 3, “Segment Information and Geographic Data,” in the Notes to Condensed Consolidated Financial Statements for further discussion of non-product line cost of goods sold.

Sales and Marketing

Sales and marketing expenses for the three- and nine-month periods ended September 30, 2016 and 2015 are as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	Dollars	Percent	2016	2015	Dollars	Percent
Sales and marketing	$1,891,162	$1,166,707	$724,455	62%	$5,222,757	$4,312,581	$910,176	21%

Sales and marketing expenses were $1.89 million for the three-month period ended September 30, 2016 compared to $1.17 million for the three-month period ended September 30, 2015, an increase of $724,000, or 62%. Sales and marketing expenses were $5.22 million for the nine-month period ended September 30, 2016 compared to $4.31 million for the nine-month period ended September 30, 2015, an increase of $910,000, or 21%.

The increase in sales and marketing expenses for the three-month period ended September 30, 2016 compared to the same period in 2015 was primarily due to a $292,000 increase in compensation expenses; a $262,000 increase in advertising; a $112,000 increase in professional services primarily related to customer service and public relations; a $61,000 increase in office-related and other expenses; and a $16,000 increase in travel expense due to increased business needs.  These increases were partially offset by a $19,000 decrease in depreciation expense related to the charlesandcolvard.com e-commerce sales platform.

The increase in advertising expenses for the three-month period ended September 30, 2016 compared to the same period in 2015 comprises a $330,000 increase in outside agency fees primarily related to the outside agencies hired to build a brand strategy and architecture and develop a brand design and messaging; and a $10,000 increase in cooperative advertising. These increases were partially offset by a $55,000 decrease in internet marketing; a $20,000 net decrease in all other advertising expenses; and a $3,000 decrease in print media expenses.

Compensation costs for the three-month period ended September 30, 2016 compared to the same period in 2015 increased primarily as a result of a $240,000 increase in salaries and related employee benefits; a $40,000 increase in severance expense related to the personnel changes within the marketing organization; a $31,000 increase in bonus expense; and an $8,000 increase in commissions.  These increases were partially offset by a $27,000 decrease in stock-based compensation expense.

The increase in sales and marketing expenses for the nine-month period ended September 30, 2016 compared to the same period in 2015 was primarily due to a $692,000 increase in advertising; a $165,000 increase in professional services primarily related to customer service and public relations; a $77,000 increase in compensation expenses; a $43,000 increase in recruiting fees; a $35,000 increase in market research; and a $19,000 increase in office-related and other expenses. These increases were partially offset by a $72,000 decrease in travel expense due to fewer international trips; and a $49,000 decrease in depreciation expense related to the charlesandcolvard.com e-commerce sales platform.

The increase in advertising expenses for the nine-month period ended September 30, 2016 compared to the same period in 2015 comprises a $717,000 increase in outside agency fees primarily related to the outside agencies hired to build a brand strategy and architecture and develop a brand design and messaging; a $90,000 increase in cooperative advertising; a $39,000 increase in internet marketing; and a $29,000 increase in trade show related expenses. These increases were partially offset by a $101,000 decrease in product samples; a $36,000 decrease in print media expenses; a $36,000 decrease in promotions; and a $10,000 net decrease in all other advertising expenses.

Compensation costs for the nine-month period ended September 30, 2016 compared to the same period in 2015 increased primarily as a result of a $384,000 increase in salaries and related employee benefits; a $124,000 increase in bonus expense; a $20,000 increase in stock-based compensation expense; and a $15,000 increase in relocation expense. This increase was partially offset by a $241,000 decrease in severance expense, primarily related to the personnel changes within the wholesale sales organization in the corresponding period of the prior year, and a decrease in commissions of $225,000, primarily related to sales to specific wholesale customers under which commission plans of sales representatives are based.

General and Administrative

General and administrative expenses for the three- and nine-month periods ended September 30, 2016 and 2015 are as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	Dollars	Percent	2016	2015	Dollars	Percent
General and administrative	$1,244,400	$1,162,015	$82,385	7%	4,380,218	$4,219,257	$160,961	4%

General and administrative expenses were $1.24 million for the three-month period ended September 30, 2016 compared to $1.16 million for the three-month period ended September 30, 2015, an increase of $82,000, or 7%. General and administrative expenses were $4.38 million for the nine-month period ended September 30, 2016 compared to $4.22 million for the nine-month period ended September 30, 2015, an increase of $161,000, or 4%.

General and administrative expenses are allocated across our distribution channels, which in 2015 included allocations to Charles & Colvard Direct, LLC, a segment we are reporting as discontinued operations. See Note 12, “Discontinued Operations,” in the Notes to Condensed Consolidated Financial Statements for further discussion of discontinued operations.  Approximately $410,000 and $750,000 of the overall net increase in general and administrative expenses in the three- and nine-month periods ended September 30, 2016, respectively, explained below is attributable to the general and administrative expenses allocated to our remaining two continuing operations distribution channels that was previously allocated to discontinued operations.

The increase in general and administrative expenses for the three-month period ended September 30, 2016 compared to the same period in 2015 was primarily due to a $245,000 increase in compensation expenses; a $37,000 increase in business and franchise taxes; and a $4,000 increase in board retainer fees. These increases were partially offset by a $76,000 decrease in professional services; a $55,000 decrease in depreciation and amortization expense; a $35,000 decrease in bank fees; a $22,000 decrease in travel expense; an $11,000 decrease in bad debt expense associated with our allowance for doubtful accounts reserve policy; and a $5,000 decrease in office-related and other expenses.

Compensation expenses increased for the three-month period ended September 30, 2016 compared to the same period in 2015 primarily due to an increase in salaries and related employee benefits in the aggregate of $346,000; an increase in bonus expense of $30,000; and an increase in severance expense of $4,000.  These increases were partially offset by a decrease in stock-based compensation expense of $135,000.

Professional services decreased for the three-month period ended September 30, 2016 compared to the same period in 2015 primarily due to a decrease in legal fees of $44,000; a decrease of $30,000 in public relations expenses that are now included as part of the marketing function; and a $26,000 decrease in audit and tax services primarily due to the timing of work performed. These decreases were partially offset by an increase of $24,000 in consulting and other professional services primarily related to human resources and sales and use tax projects.

The increase in general and administrative expenses for the nine-month period ended September 30, 2016 compared to the same period in 2015 was primarily due to a $411,000 increase in compensation expenses; a $157,000 increase in bank fees primarily attributable to our Credit Facility; and a $20,000 increase in business and franchise taxes. These increases were partially offset by a $176,000 decrease in professional services; an $89,000 decrease in bad debt expense associated with our allowance for doubtful accounts reserve policy; an $82,000 decrease in depreciation and amortization expense; a $40,000 decrease in travel expense; a $27,000 decrease in board retainer fees; and a $13,000 decrease in office-related and other expenses.

Compensation expenses increased for the nine-month period ended September 30, 2016 compared to the same period in 2015 primarily due to an increase in salaries and related employee benefits in the aggregate of $868,000 and an increase in bonus expense of $107,000.  These increases were partially offset by a decrease in severance expense of $331,000 associated with the departure of a former President and Chief Executive Officer in 2015 and a decrease in stock-based compensation expense of $233,000, a majority of which was related to the transition of our President and Chief Executive Officer in the prior year period.

Professional services decreased for the nine-month period ended September 30, 2016 compared to the same period in 2015 primarily due to a decrease in legal fees of $172,000, of which approximately $85,000 was related to the transition of our President and Chief Executive Officer in the prior year period, a decrease of $90,000 in public relations expenses that are now included as part of the marketing function, and a $10,000 decrease in audit and tax services primarily due to the timing of work performed. These decreases were partially offset by an increase of $96,000 in consulting and other professional services primarily related to human resources and sales and use tax projects.

Research and Development

Research and development expenses for the three- and nine-month periods ended September 30, 2016 and 2015 are as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	Dollars	Percent	2016	2015	Dollars	Percent
Research and development	$-	$6,352	$(6,352)	-100%	$2,848	$15,456	$(12,608)	-82%

Research and development expenses were $0 for the three-month period ended September 30, 2016 compared to approximately $6,000 for the three-month period ended September 30, 2015, a decrease of $6,000, or 100%. Research and development expenses were approximately $3,000 for the nine-month period ended September 30, 2016 compared to approximately $15,000 for the nine-month period ended September 30, 2015, a decrease of $13,000, or 82%.

The decrease in research and development expenses for the three-month period ended September 30, 2016 compared to the same period in 2015 was primarily due to a $6,000 decrease in compensation costs and office expenses for time and materials allocated by operations personnel to research and development activities and a $1,000 decrease in jewel research testing, partially offset by a $1,000 increase in purchases of materials for testing.

The decrease in research and development expenses for the nine-month period ended September 30, 2016 compared to the same period in 2015 was primarily due to a $13,000 decrease in compensation costs and office expenses for time and materials allocated by operations personnel to research and development activities and a $1,000 decrease in jewel research testing, partially offset by a $1,000 increase in professional services.

Loss on Abandonment of Property and Equipment

Loss on abandonment of property and equipment for the three- and nine-month periods ended September 30, 2016 and 2015 is as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	Dollars	Percent	2016	2015	Dollars	Percent
Loss on abandonment of property and equipment	$473	$-	$473	100%	$116,021	$-	$116,021	100%

Loss on abandonment of property and equipment was approximately $500 and $116,000 for the three- and nine-month periods ended September 30, 2016, respectively, compared to $0 for the three- and nine-month periods ended September 30, 2015, an increase of approximately $500 and $116,000, respectively for each period or 100% for each period.

In the nine-month period ended September 30, 2016, we abandoned costs of construction in progress related to website branding and design for our direct-to-consumer e-commerce business, charlesandcolvard.com, due to a change in our corporate strategy to consolidate our web properties.

Provision for Income Taxes

We recognized an income tax net expense of approximately $3,300 and $3,200 for the three-month periods ended September 30, 2016 and 2015, respectively. We recognized an income tax net expense of approximately $10,100 and $9,600 for the nine-month periods ended September 30, 2016 and 2015, respectively. Income tax provisions in these periods primarily relate to estimated tax, penalties, and interest associated with uncertain tax positions.

As of each reporting date, management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. As of September 30, 2016 and December 31, 2015, management determined that sufficient negative evidence continued to exist to conclude it was uncertain that we would have sufficient future taxable income to utilize our deferred tax assets, and therefore, we maintained a valuation allowance against our deferred tax assets.

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of September 30, 2016, our principal sources of liquidity were cash and cash equivalents totaling $9.68 million, trade accounts receivable of $1.95 million, and current inventory of $10.07 million, as compared to cash and cash equivalents totaling $5.27 million, trade accounts receivable of $3.85 million, and current inventory of $10.74 million as of December 31, 2015.  As described more fully below, we also have access to our $10 million Credit Facility.

During the nine-month period ended September 30, 2016, our working capital increased by approximately $2.06 million to $18.09 million from $16.03 million at December 31, 2015. As described more fully below, the increase in working capital at September 30, 2016 is primarily attributable to an increase in our cash and cash equivalents due to our increased cash from operations, an increase in prepaid expenses and other assets, a net decrease in accrued expenses and other liabilities, a decrease in accrued cooperative advertising, and a decrease in liabilities related to discontinued operations.  These increases were partially offset by a decrease in trade accounts receivable, a decreased allocation of inventory to short-term from long-term, a decrease in assets related to discontinued operations, and an increase in trade accounts payable.

During the nine-month period ended September 30, 2016, $5.57 million of cash was provided by continuing operations and $1.12 million of cash was used in discontinued operations. The primary drivers of positive cash flow were a decrease in inventory of $5.09 million, a decrease in trade accounts receivable of $2.40 million and an increase in trade accounts payable of $281,000. These factors were partially offset by an increase in prepaid expenses of $87,000 and our loss of $2.88 million that included $955,000 of non-cash expenses, and a decrease in accrued liabilities of $151,000.  Accounts receivable decreased primarily as a result of collection efforts during the first nine months of 2016 on sales made in 2016.  We did not offer any extended wholesale customer payment terms during the nine-month period ended September 30, 2016; however, we may offer these terms from time to time, which may not immediately increase liquidity as a result of current-period sales. We believe our competitors and other vendors in the wholesale jewelry industry have expanded their use of extended payment terms and, in aggregate, we believe that through our use of extended payment terms, we have provided a competitive response in our market and that our net sales have been favorably impacted.  We are unable to estimate the impact of this program on our net sales, but if we ceased providing extended payment terms in select instances, we believe we would not be competitive for some wholesale customers in the marketplace and that our net sales and profits would likely decrease. During the three-month period ended September 30, 2016, we wrote off $815,000 in accounts receivable related to one international customer that was past due on its payment arrangement as we determined that the benefits of continued collections efforts did not outweigh the cost of legal proceedings. We do not believe our commercial terms were a factor with this customer’s non-payment. Our allowance for doubtful accounts previously included an allowance for this accounts receivable, and therefore, this write-off during the quarter did not have an impact on net loss for the three- and nine-month periods ended September 30, 2016. We have not experienced any other significant accounts receivable write-offs related to revenue arrangements with extended payment terms. Inventories decreased primarily as a result of sales, including a $6.77 million sale of slow-moving jewels to our largest customer, offset in part by the purchase of new raw material SiC crystals during the first nine months of 2016 pursuant to the Supply Agreement; purchases of jewelry castings, findings, and other jewelry components; and production of moissanite jewels.  Prepaid expenses and other assets increased primarily as a result of the timing of insurance premium payments and other payments in advance of goods or services received.  Accounts payable increased primarily as a result of the timing of costs incurred but not yet paid as of September 30, 2016 associated with inventory-related purchases and professional services incurred but not yet due under our vendors’ payment terms.

We manufactured approximately $7.63 million in loose jewels and $3.72 million in finished jewelry, which includes the cost of the loose jewels and the purchase of precious metals and labor in connection with jewelry production, during the nine-month period ended September 30, 2016.  We expect our purchases of precious metals and labor to increase as we increase our finished jewelry business. In addition, from the beginning of 2006 through the third quarter of 2016, the price of gold has increased significantly (approximately 148%), resulting in higher retail price points for gold jewelry. Because the market price of gold and other precious metals is beyond our control, the upward price trends could continue and have a negative impact on our operating cash flow as we manufacture finished jewelry.

Historically, our raw material inventories of SiC crystals had been purchased under exclusive supply agreements with a limited number of suppliers. Because the supply agreements restricted the sale of these crystals exclusively to us, the suppliers negotiated minimum purchase commitments with us that, when combined with our reduced sales during the periods when the purchase commitments were in effect, have resulted in levels of inventories that are higher than we might otherwise maintain. As of September 30, 2016, $17.11 million of our inventories were classified as long-term assets. Loose jewel sales and finished jewelry that we manufacture will utilize both the finished goods loose jewels currently on-hand and, as we deplete certain shapes and sizes, our on-hand raw material SiC crystals of $4.14 million and new raw material that we are purchasing pursuant to the Supply Agreement.

On December 12, 2014, we entered into the Supply Agreement with Cree, our raw material SiC crystal supplier.  Under the Supply Agreement, subject to certain terms and conditions, we agreed to exclusively purchase from Cree, and Cree agreed to exclusively supply, 100% of our required SiC materials in quarterly installments that must equal or exceed a set minimum order quantity. The initial term of the Supply Agreement will expire on June 24, 2018, unless extended by the parties. We also have one option to unilaterally extend the term of the agreement for an additional two-year period, subject to certain conditions.  Our total purchase commitment under the Supply Agreement until June 2018 is dependent upon the size of the SiC material and ranges between approximately $29.6 million and approximately $31.5 million. As of September 30, 2016, our remaining purchase commitment through 2018 under the Supply Agreement ranges from approximately $16.74 million to approximately $18.64 million.

During the nine-month period ended September 30, 2016, we purchased approximately $6.01 million of SiC crystals from Cree. We expect to use existing cash and cash equivalents and other working capital, together with future cash expected to be provided by operating activities and, if necessary, our Credit Facility, to finance our purchase commitment under the Supply Agreement.

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

We made no income tax payments during the nine-month period ended September 30, 2016.  As of September 30, 2016, we had approximately $882,000 of remaining federal income tax credits, $533,000 of which expire between 2018 and 2021 and the balance without an expiration, which can be carried forward to offset future income taxes. As of September 30, 2016, we also had a federal tax net operating loss carryforward of approximately $19.85 million expiring between 2020 and 2035, which can be used to offset against future federal taxable income. In addition, we had a North Carolina tax net operating loss carryforward of approximately $18.12 million expiring between 2023 and 2030, and various other state tax net operating loss carryforwards expiring between 2016 and 2035, which can be used to offset against future state taxable income.

On June 25, 2014, we and our wholly owned subsidiaries, Charles & Colvard Direct, LLC and Moissanite.com, LLC (now charlesandcolvard.com, LLC), collectively referred to as the Borrowers, obtained the Credit Facility from Wells Fargo. The Credit Facility may be used for general corporate and working capital purposes, including transaction fees and expenses incurred in connection therewith and the issuance of letters of credit up to a $1,000,000 sublimit. The Credit Facility will mature on June 25, 2017.

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

The Credit Facility is evidenced by a credit and security agreement dated as of June 25, 2014, as amended, or the Credit Agreement, and customary ancillary documents.  The Credit Agreement contains customary covenants, representations and cash dominion provisions, including a financial reporting covenant and limitations on dividends, distributions, debt, contingent obligations, liens, loans, investments, mergers, acquisitions, divestitures, subsidiaries, affiliate transactions, and changes in control.

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

As of September 30, 2016, we had not borrowed against the Credit Facility.

We believe that our existing cash and cash equivalents and other working capital, together with future cash expected to be provided by operating activities, will be sufficient to meet our working capital and capital expenditure needs over the next 12 months. Our future capital requirements and the adequacy of available funds will depend on many factors, including our rate of sales growth; the expansion of our sales and marketing activities; the timing and extent of raw materials and labor purchases in connection with loose jewel production to support our moissanite jewel business and precious metals and labor purchases in connection with jewelry production to support our finished jewelry business; the timing of capital expenditures; and risk factors described in more detail in “Risk Factors” in this report, in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, and in Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2016 and June 30, 2016.  We obtained the Credit Facility to mitigate these risks to our cash and liquidity position.  Also, we may make investments in, or acquisitions of, complementary businesses, which could also require us to seek additional equity or debt financing.

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

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. During the three months ended September 30, 2016, we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 1A.	Risk Factors

We discuss in our Annual Report on Form 10-K for the year ended December 31, 2015 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016 various risks that may materially affect our business.   There have been no material changes to such risks.

Item 6.	Exhibits

The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description
10.1
Third Amendment to Credit and Security Agreement and Other Loan Documents, dated as of September 23, 2016, by and among Charles & Colvard, Ltd., Charles & Colvard Direct, LLC, Moissanite.com, LLC, to be known as charlesandcolvard.com, LLC, and Wells Fargo Bank, National Association

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

101
The following materials from Charles & Colvard, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARLES & COLVARD, LTD.

	By:	/s/ Suzanne T. Miglucci
November 4, 2016		Suzanne T. Miglucci
President and Chief Executive Officer

	By:	/s/ Kyle S. Macemore
November 4, 2016		Kyle S. Macemore
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1
Third Amendment to Credit and Security Agreement and Other Loan Documents, dated as of September 23, 2016, by and among Charles & Colvard, Ltd., Charles & Colvard Direct, LLC, Moissanite.com, LLC, to be known as charlesandcolvard.com, LLC, and Wells Fargo Bank, National Association

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

101
The following materials from Charles & Colvard, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.