Form 10-Q
period 2017-03-31
CHARLES & COLVARD LTD
filed 2017-05-05
CIK 1015155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes     ☒     No     ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes     ☒     No     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     ☐     No     ☒

As of May 1, 2017, there were 21,629,685 shares of the registrant’s common stock, no par value per share, outstanding.

CHARLES & COLVARD, LTD.

FORM 10-Q
For the Quarterly Period Ended March 31, 2017

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017 (unaudited)	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$6,629,587	$7,427,273
Accounts receivable, net	2,234,486	2,794,626
Inventory, net	9,498,212	9,770,206
Prepaid expenses and other assets	618,570	682,083
Total current assets	18,980,855	20,674,188
Long-term assets:
Inventory, net	19,426,350	18,360,211
Property and equipment, net	1,481,841	1,391,116
Intangible assets, net	9,372	8,808
Other assets	70,100	71,453
Total long-term assets	20,987,663	19,831,588
TOTAL ASSETS	$39,968,518	$40,505,776

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,900,663	$3,977,149
Accrued cooperative advertising	54,000	50,000
Accrued expenses and other liabilities	660,076	581,107
Total current liabilities	4,614,739	4,608,256
Long-term liabilities:
Accrued expenses and other liabilities	564,440	594,916
Accrued income taxes	448,071	433,983
Total long-term liabilities	1,012,511	1,028,899
Total liabilities	5,627,250	5,637,155
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock, no par value; 50,000,000 shares authorized; 21,629,685 and 21,369,885 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	54,243,816	54,243,816
Additional paid-in capital	14,315,249	14,282,956
Accumulated deficit	(34,217,797)	(33,658,151)
Total shareholders’ equity	34,341,268	34,868,621
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$39,968,518	$40,505,776

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2017	2016
Net sales	$5,645,382	$11,393,271
Costs and expenses:
Cost of goods sold	3,220,615	9,163,888
Sales and marketing	1,915,335	1,528,585
General and administrative	1,054,171	1,442,695
Research and development	819	1,868
Total costs and expenses	6,190,940	12,137,036
Loss from operations	(545,558)	(743,765)
Other expense:
Interest expense	-	(1,507)
Total other expense	-	(1,507)
Loss before income taxes from continuing operations	(545,558)	(745,272)
Income tax net expense from continuing operations	(14,088)	(3,243)
Net loss from continuing operations	(559,646)	(748,515)

Discontinued operations:
Loss from discontinued operations	-	(574,370)
Gain on sale of assets from discontinued operations	-	15,463
Net loss from discontinued operations	-	(558,907)
Net loss	$(559,646)	$(1,307,422)

Net loss per common share:
Basic – continuing operations	$(0.03)	$(0.04)
Basic – discontinued operations	-	(0.02)
Basic – total	$(0.03)	$(0.06)

Diluted – continuing operations	$(0.03)	$(0.04)
Diluted – discontinued operations	-	(0.02)
Diluted – total	$(0.03)	$(0.06)

Weighted average number of shares used in computing net loss per common share:
Basic	21,118,335	20,730,419
Diluted	21,118,335	20,730,419

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(559,646)	$(1,307,422)
Net loss from discontinued operations	-	(558,907)
Net loss from continuing operations	(559,646)	(748,515)
Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities of continuing operations:
Depreciation and amortization	107,656	146,491
Stock-based compensation	32,293	285,076
Provision for uncollectible accounts	9,000	(93,558)
Provision for sales returns	80,000	(34,000)
Provision for inventory reserves	(266,000)	55,000
Changes in operating assets and liabilities:
Accounts receivable	471,140	1,340,615
Inventory	(528,145)	7,259,887
Prepaid expenses and other assets, net	64,866	8,698
Accounts payable	(76,486)	(1,310,599)
Accrued cooperative advertising	4,000	7,000
Accrued income taxes	14,088	3,243
Accrued expenses and other liabilities	48,493	(199,136)
Net cash (used in) provided by operating activities of continuing operations	(598,741)	6,720,202
Net cash used in operating activities of discontinued operations	-	(744,511)
Net cash (used in) provided by operating activities	(598,741)	5,975,691

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(197,953)	(38,505)
Intangible assets	(992)	-
Net cash used in investing activities of continuing operations	(198,945)	(38,505)
Net cash provided by investing activities of discontinued operations	-	368,671
Net cash (used in) provided by investing activities	(198,945)	330,166

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(797,686)	6,305,857
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,427,273	5,274,305
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,629,587	$11,580,162

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$1,507

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	DESCRIPTION OF BUSINESS

Charles & Colvard, Ltd. (the “Company”), a North Carolina corporation founded in 1995, manufactures, markets, and distributes Charles & Colvard Created Moissanite® (hereinafter referred to as moissanite or moissanite jewels) and finished jewelry featuring moissanite for sale in the worldwide jewelry market.  Moissanite, also known by its chemical name silicon carbide (SiC), is a rare mineral first discovered in a meteorite crater.  Because naturally occurring SiC crystals are too small for commercial use, larger crystals must be grown in a laboratory.  Leveraging its advantage of being the original and leading worldwide source of created moissanite, the Company’s strategy is to establish itself with reputable, high-quality, and sophisticated brands across multiple channels, and to position moissanite as an ethically-sourced, affordable, and luxurious alternative to other gemstones such as diamond. The Company believes this is possible due to moissanite’s exceptional brilliance, fire, durability, and rarity like no other jewel available on the market. The Company sells loose moissanite jewels and finished jewelry at wholesale to distributors, manufacturers, retailers, TV shopping networks, and designers, and at retail to end consumers through its wholly owned operating subsidiaries, charlesandcolvard.com, LLC (formerly Moissanite.com, LLC) and Charles & Colvard Direct, LLC (until March 2016), and through third-party marketplaces.  As of September 30, 2016, the Company changed the name of its wholly owned subsidiary Moissanite.com, LLC to charlesandcolvard.com, LLC.

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

Basis of Presentation and Principles of Consolidation - The accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, the unaudited statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2017.

The condensed consolidated financial statements as of and for the three months ended March 31, 2017 and 2016 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of December 31, 2016 is derived from the audited financial statements as of that date. The accompanying statements should be read in conjunction with the audited financial statements and related notes, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 10, 2017 (the “2016 Annual Report”).

The accompanying condensed consolidated financial statements as of and for the three months ended March 31, 2017 and 2016 include the accounts of the Company and its wholly owned subsidiaries charlesandcolvard.com, LLC (formerly Moissanite.com, LLC), formed in 2011; Charles & Colvard Direct, LLC, formed in 2011; and Charles & Colvard (HK) Ltd., the Company’s Hong Kong subsidiary that became a dormant entity in the second quarter of 2009 and the operations of which ceased in 2008. All intercompany accounts have been eliminated.

Significant Accounting Policies - In the opinion of the Company’s management, the significant accounting policies used for the three months ended March 31, 2017 are consistent with those used for the year ended December 31, 2016. Accordingly, please refer to Note 2 to the Consolidated Financial Statements in the 2016 Annual Report for the Company’s significant accounting policies.

Discontinued Operations - The results of operations for businesses that have been disposed of or classified as held-for-sale are segregated from the results of the Company’s continuing operations and classified as discontinued operations for each period presented in the Company’s condensed consolidated income statement. Similarly, the assets and liabilities of such businesses are presented as discontinued operations for each period presented on the Company’s condensed consolidated balance sheet.

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

Previously, the Company managed its business through two operating and reportable segments: wholesale distribution transacted through the parent entity, and the direct-to-consumer distribution channel transacted through the Company’s wholly owned operating subsidiary, charlesandcolvard.com, LLC (formerly Moissanite.com, LLC). During the three months ended March 31, 2017, the Company began managing its business through two newly defined operating and reportable segments based on its distribution channels to sell its product lines, loose jewels and finished jewelry:  its “Traditional” segment, which consists of wholesale, retail, and television customers; and its “Online Channels” segment, which consists of e-commerce customers including charlesandcolvard.com, marketplaces, drop-ship, and other pure-play, exclusively e-commerce customers. The accounting policies of the Traditional segment and Online Channels segment are the same as those described in Note 2, “Basis of Presentation and Significant Accounting Policies” of this Quarterly Report on Form 10-Q and in the Notes to the Consolidated Financial Statements in the 2016 Annual Report.

The Company evaluates the financial performance of its segments based on net sales; product line gross profit, or the excess of product line sales over product line cost of goods sold; and operating income (loss). Product line cost of goods sold is defined as product cost of goods sold, excluding non-capitalized expenses from the Company’s manufacturing and production control departments, comprising personnel costs, depreciation, rent, utilities, and corporate overhead allocations; freight out; inventory valuation allowance adjustments; and other inventory adjustments, comprising costs of quality issues, damaged goods, and inventory write-offs.

The Company allocates certain general and administrative expenses from its Traditional segment to its Online Channels segment primarily based on net sales and number of employees to arrive at segment operating loss. Unallocated expenses, which also include interest and taxes, remain in its Traditional segment.

Summary financial information by reportable segment is as follows:

	Three Months Ended March 31, 2017
	Traditional	Online Channels	Total
Net sales
Loose jewels	$3,212,216	$717,504	$3,929,720
Finished jewelry	276,777	1,438,885	1,715,662
Total	$3,488,993	$2,156,389	$5,645,382

Product line cost of goods sold
Loose jewels	$1,673,661	$316,469	$1,990,130
Finished jewelry	249,552	564,660	814,212
Total	$1,923,213	$881,129	$2,804,342

Product line gross profit
Loose jewels	$1,538,555	$401,035	$1,939,590
Finished jewelry	27,225	874,225	901,450
Total	$1,565,780	$1,275,260	$2,841,040

Operating loss	$(448,998)	$(96,560)	$(545,558)

Depreciation and amortization	$79,381	$28,275	$107,656

Capital expenditures	$194,332	$3,621	$197,953

	Three Months Ended March 31, 2016
	Traditional	Online Channels	Total
Net sales
Loose jewels	$9,083,502	$557,096	$9,640,598
Finished jewelry	254,630	1,498,043	1,752,673
Total	$9,338,132	$2,055,139	11,393,271

Product line cost of goods sold
Loose jewels	$7,625,495	$188,565	$7,814,060
Finished jewelry	91,912	673,195	765,107
Total	$7,717,407	$861,760	$8,579,167

Product line gross profit
Loose jewels	$1,458,007	$368,531	$1,826,538
Finished jewelry	162,718	824,848	987,566
Total	$1,620,725	$1,193,379	$2,814,104

Operating (loss) income	$(816,997)	$73,232	$(743,765)

Depreciation and amortization	$132,048	$14,443	$146,491

Capital expenditures	$36,903	$1,602	$38,505

The Company does not allocate any assets to the reportable segments, and, therefore, no asset information is reported to the chief operating decision maker and disclosed in the financial information for each segment.

A reconciliation of the Company’s product line cost of goods sold to cost of goods sold as reported in the condensed consolidated financial statements is as follows:

	Three Months Ended March 31,
	2017	2016
Product line cost of goods sold	$2,804,342	$8,579,167
Non-capitalized manufacturing and production control expenses	367,749	410,750
Freight out	70,797	72,058
Inventory valuation allowances	(266,000)	55,000
Other inventory adjustments	243,727	46,913
Cost of goods sold	$3,220,615	$9,163,888

The Company recognizes sales by geographic area based on the country in which the customer is based. A portion of the Company’s Traditional segment sales made to international wholesale distributors represents products sold internationally that may be re-imported to U.S. retailers. Sales to international end consumers made by the Company’s Online Channels segment are included in U.S. sales because products are shipped and invoiced to a U.S.-based intermediary party that assumes all international shipping and credit risks. All intangible assets as of March 31, 2017 and December 31, 2016 are held in the United States. The following presents certain data by geographic area:

	Three Months Ended March 31,
	2017	2016
Net sales
United States	$5,242,341	$10,641,982
International	403,041	751,289
Total	$5,645,382	$11,393,271

	March 31, 2017	December 31, 2016
Property and equipment, net
United States	$1,481,841	$1,391,116
International	-	-
Total	$1,481,841	$1,391,116

4.	FAIR VALUE MEASUREMENTS

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

Assets that are measured at fair value on a non-recurring basis include property and equipment, leasehold improvements, and intangible assets, comprising patents, license rights, and trademarks. These items are recognized at fair value when they are considered to be impaired. For the three months ended March 31, 2017, no impairment was recorded.

5.	INVENTORIES

The Company’s total inventories, net of reserves, consisted of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Raw materials	$3,683,641	$3,106,617
Work-in-process	10,692,257	11,048,126
Finished goods	15,296,594	15,074,896
Finished goods on consignment	553,070	467,778
Less inventory reserves	(1,301,000)	(1,567,000)
Total	$28,924,562	$28,130,417

Short-term portion	$9,498,212	$9,770,206
Long-term portion	19,426,350	18,360,211
Total	$28,924,562	$28,130,417

Inventories are stated at the lower of cost or market on an average cost basis. Inventory costs include direct material and labor, inbound freight, purchasing and receiving costs, inspection costs, and warehousing costs. Any inventory on hand at the measurement date in excess of the Company’s current requirements based on historical and anticipated levels of sales is classified as long-term on the Company’s condensed consolidated balance sheets. The Company’s classification of its inventory as either short- or long-term inventory requires it to estimate the portion of on-hand inventory that can be realized over the next 12 months and does not include precious metal, labor, and other inventory purchases expected to be both purchased and realized in cost of goods sold over the next 12 months.

The Company’s work-in-process inventories include raw SiC crystals on which processing costs, such as labor and sawing, have been incurred; and components, such as metal castings and finished good moissanite jewels, that have been issued to jobs in the manufacture of finished jewelry. The Company’s moissanite jewel manufacturing process involves the production of intermediary shapes, called “preforms,” that vary depending upon the size and shape of the finished jewel. To maximize manufacturing efficiencies, preforms may be made in advance of current finished inventory needs but remain in work-in-process inventories. As of March 31, 2017 and December 31, 2016, work-in-process inventories issued to active production jobs approximated $5.78 million and $7.18 million, respectively.

The Company’s jewels do not degrade in quality over time and inventory generally consists of the shapes and sizes most commonly used in the jewelry industry. In addition, the majority of jewel inventory is not mounted in finished jewelry settings and is therefore not subject to fashion trends nor is obsolescence a significant factor. Presently, the Company has very small market penetration in the worldwide jewelry market, and the Company had the exclusive right in the U.S. through August 2015 and the exclusive right in many other countries into the third quarter of 2016 to produce and sell created SiC for use in jewelry applications. During the years ended December 31, 2016 and 2015, management identified an opportunity to sell approximately $6.77 million and $2.28 million, respectively, of legacy loose jewel inventory of less desirable quality.  As a result of these sales and feedback from customers on the value of some of these goods, the Company determined a lower of cost or market reserve of $529,000 and $517,000 as of March 31, 2017 and December 31, 2016, respectively, was required on some of the remaining inventory of these lower quality goods.

The Company manufactures finished jewelry featuring moissanite. Relative to loose moissanite jewels, finished jewelry is more fashion oriented and subject to styling trends that could render certain designs obsolete. The majority of the Company’s finished jewelry featuring moissanite is held in inventory for resale and consists of such basic designs as stud earrings, solitaire and three-stone rings, pendants, and bracelets that tend not to be subject to significant obsolescence risk due to their classic styling. In addition, the Company manufactures small individual quantities of designer-inspired moissanite fashion jewelry as part of its sample line that are used in the selling process to its Traditional segment customers.

Prior to March 2016, the Company purchased fashion finished jewelry comprising base metals and non-precious gemstones for sale through Lulu Avenue®, the Company’s former direct-to-consumer home party division of the Company’s wholly owned operating subsidiary, Charles & Colvard Direct, LLC. This finished jewelry was fashion oriented and subject to styling trends that could change with each catalog season, of which there are generally two each year. Typically, in the jewelry industry, slow-moving or discontinued lines are sold as closeouts or liquidated in alternative sales channels.  Management reviews the finished jewelry inventory on an ongoing basis for any lower of cost or market and obsolescence issues.  Management identified certain fashion finished jewelry inventory that could not be sold due to damage or branding issues and established an obsolescence reserve of $49,000 as of March 31, 2017 and $169,000 as of December 31, 2016, for the carrying costs in excess of any estimated scrap values.  As of March 31, 2017 and December 31, 2016, management identified certain finished jewelry featuring moissanite that was obsolete due to damage and other factors that indicate the finished jewelry is unsaleable, and established an obsolescence reserve of $22,000 and $258,000, respectively, for the carrying costs in excess of any estimated scrap values.

Periodically, the Company ships finished goods inventory to wholesale customers on consignment terms. Under these terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. Finished goods on consignment at March 31, 2017 and December 31, 2016 are net of shrinkage reserves of $49,000 and $46,000, respectively, to allow for certain loose jewels and finished jewelry on consignment with wholesale customers that may not be returned or may be returned in a condition that does not meet the Company’s current grading or quality standards.

The Company’s total inventories, net of reserves, consisted of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Loose jewels
Raw materials	$3,088,681	$2,586,045
Work-in-process	10,054,559	10,589,424
Finished goods	9,695,751	9,455,393
Finished goods on consignment	98,533	5,473
Total loose jewels	$22,937,524	$22,636,335
Finished jewelry
Raw materials	$594,960	$520,572
Work-in-process	637,698	458,702
Finished goods	4,308,333	4,081,275
Finished goods on consignment	405,537	416,305
Total finished jewelry	$5,946,528	$5,476,854
Total supplies inventory	$40,510	$17,228
Total inventory	$28,924,562	$28,130,417

Total net loose jewel inventories at March 31, 2017 and December 31, 2016, including inventory on consignment net of reserves, were $22.94 million and $22.64 million, respectively. The loose jewel inventories at March 31, 2017 and December 31, 2016 include shrinkage reserves of $83,000 and $67,000, respectively, which includes $11,000 and $7,000 of shrinkage reserves on inventory on consignment at March 31, 2017 and December 31, 2016, respectively. Loose jewel inventories at March 31, 2017 and December 31, 2016 also include recut reserves of $438,000 and $425,000, respectively.

Total net jewelry inventories at March 31, 2017 and December 31, 2016, including inventory on consignment net of reserves and finished jewelry featuring moissanite manufactured by the Company, were $5.95 million and $5.48 million, respectively.  The finished jewelry inventories at March 31, 2017 and December 31, 2016 also include shrinkage reserves of $114,000 and $102,000, respectively, including shrinkage reserves of $38,000 and $39,000 on inventory on consignment, respectively; and a repairs reserve of $66,000 and $29,000, respectively.

The need for adjustments to inventory reserves is evaluated on a period-by-period basis.

6.	INCOME TAXES

The Company recognized an income tax net expense for estimated tax, penalties, and interest associated with uncertain tax positions of approximately $14,000 and $3,000 for the three months ended March 31, 2017 and 2016, respectively.

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. Beginning in 2014, management determined that negative evidence outweighed the positive and established a full valuation allowance against its deferred tax assets. The Company maintained a full valuation allowance as of March 31, 2017 and December 31, 2016.

7.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments

On December 12, 2014, the Company entered into a new exclusive supply agreement (the “Supply Agreement”) with Cree, Inc. (“Cree”), which superseded and replaced the exclusive supply agreement that was set to expire in 2015. Under the Supply Agreement, subject to certain terms and conditions, the Company agreed to exclusively purchase from Cree, and Cree agreed to exclusively supply, 100% of the Company’s required SiC materials in quarterly installments that must equal or exceed a set minimum order quantity. The initial term of the Supply Agreement will expire on June 24, 2018, unless extended by the parties. The Company also has one option to unilaterally extend the term of the agreement for an additional two-year period, subject to certain conditions. The Company’s total purchase commitment under the Supply Agreement until June 2018 is dependent upon the size of the SiC material and ranges between approximately $29.60 million and approximately $31.50 million. As of March 31, 2017, the Company’s remaining purchase commitment through June 2018 under the Supply Agreement ranges from approximately $12.33 million to approximately $14.23 million.

During the three months ended March 31, 2017 and 2016, the Company purchased approximately $2.21 million and $1.91 million, respectively, of SiC crystals from Cree.

8.	LINE OF CREDIT

On June 25, 2014, the Company and its wholly owned subsidiaries, Charles & Colvard Direct, LLC, and Moissanite.com, LLC (now charlesandcolvard.com LLC) (collectively, the “Borrowers”), obtained a $10,000,000 asset-based revolving credit facility (the “Credit Facility”) from Wells Fargo Bank, National Association (“Wells Fargo”). The Credit Facility will be used for general corporate and working capital purposes, including transaction fees and expenses incurred in connection therewith and the issuance of letters of credit up to a $1,000,000 sublimit. The Credit Facility will mature on June 25, 2017. Accordingly, the Company is currently reviewing various credit facility alternatives.

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

As of March 31, 2017, the Company had not borrowed against the Credit Facility.

9.	STOCK-BASED COMPENSATION

The following table summarizes the components of the Company’s stock-based compensation included in net loss:

	Three Months Ended March 31,
	2017	2016
Employee stock options	$71,323	$139,183
Consultant stock options	-	50,248
Restricted stock awards	(39,030)	144,591
Totals	$32,293	$334,022

No stock-based compensation was capitalized as a cost of inventory during the three months ended March 31, 2017 or 2016.

Included in total stock-based compensation is approximately $0 and $49,000 for the three months ended March 31, 2017 and 2016, respectively, related to discontinued operations.

Stock Options - The following is a summary of the stock option activity for the three months ended March 31, 2017:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2016	2,134,898	$1.99
Granted	125,454	$1.04
Forfeited	(23,625)	$1.86
Expired	(417,002)	$3.08
Outstanding, March 31, 2017	1,819,725	$1.68

The weighted average grant date fair value of stock options granted during the three months ended March 31, 2017 was $0.59. The total fair value of stock options that vested during the three months ended March 31, 2017 was approximately $127,000. The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions for stock options granted during the three months ended March 31, 2017:

Dividend yield	0.0%
Expected volatility	63.3%
Risk-free interest rate	1.96%
Expected lives (years)	5.51

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

The following table summarizes information about stock options outstanding at March 31, 2017:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Balance as of 3/31/2017	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 3/31/2017	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 3/31/2017	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
1,819,725	7.48	$1.68	1,170,784	6.58	$1.95	1,736,717	7.40	$1.70

As of March 31, 2017, the unrecognized stock-based compensation expense related to unvested stock options was approximately $281,000, which is expected to be recognized over a weighted average period of approximately 22 months.

The aggregate intrinsic value of stock options outstanding, exercisable, and vested or expected to vest at March 31, 2017 was approximately $11,000. This amount is before applicable income taxes and represents the closing market price of the Company’s common stock at March 31, 2017 less the grant price, multiplied by the number of stock options that had a grant price that is less than the closing market price. This amount represents the amount that would have been received by the optionees had these stock options been exercised on that date. During the three months ended March 31, 2017, no stock options were exercised.

Restricted Stock - The following is a summary of the restricted stock activity for the three months ended March 31, 2017:

	Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2016	359,400	$0.91
Granted	420,000	$1.11
Vested	(202,953)	$0.91
Canceled	(160,200)	$0.91
Unvested, March 31, 2017	416,247	$1.11

As of March 31, 2017, the estimated unrecognized stock-based compensation expense related to unvested restricted shares subject to achievement of performance goals was approximately $427,000, all of which is expected to be recognized over a weighted average period of approximately 11 months.

Dividends - The Company has not paid any cash dividends in the current year through March 31, 2017.

10.	NET LOSS PER COMMON SHARE

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

The following table reconciles the differences between the basic and diluted net loss per share presentations:

	Three Months Ended March 31,
	2017	2016
Numerator:
Net loss from continuing operations	$(559,646)	$(748,515)
Net loss from discontinued operations	-	(558,907)
Net loss	$(559,646)	$(1,307,422)

Denominator:
Weighted average common shares outstanding:
Basic and Diluted	21,118,335	20,730,419

Net loss per common share:
Basic – continuing operations	$(0.03)	$(0.04)
Basic – discontinued operations	-	(0.02)
Basic – total	$(0.03)	$(0.06)

Diluted – continuing operations	$(0.03)	$(0.04)
Diluted – discontinued operations	-	(0.02)
Diluted – total	$(0.03)	$(0.06)

For the three months ended March 31, 2017 and 2016, stock options to purchase approximately 1.82 and 2.37 million shares, respectively, were excluded from the computation of diluted net loss per common share because the exercise price of the stock options was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to net loss per common share.  For the three months ended March 31, 2017 and 2016, approximately 416,000 and 564,000, respectively, of restricted shares that have been issued but not yet vested have been excluded from the computation of diluted net loss per common share.

11.	MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable.  At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurable limits of $250,000 per depositor at each financial institution. The Company has never experienced any losses related to these balances.  Non-interest-bearing amounts on deposit in excess of FDIC insurable limits at March 31, 2017 approximated $6.31 million.

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

At times, a portion of the Company’s accounts receivable will be due from customers that have individual balances of 10% or more of the Company’s total gross accounts receivable.  The following is a summary of customers that represent 10% or more of total gross accounts receivable:

	March 31, 2017		December 31, 2016
Customer A	23%		**	%
Customer B	*	%	13%

*Customer B did not have a balance that represented 10% or more of the total gross accounts receivable as of March 31, 2017.
**Customer A did not have a balance that represented 10% or more of the total gross accounts receivable as of December 31, 2016.

A significant portion of sales is derived from certain customer relationships. The following is a summary of customers that represent 10% or more of total gross sales:

	Three Months Ended March 31,
	2017	2016
Customer A	25%	**	%
Customer C	10%	**	%
Customer D	* %		59%

*Customer D did not have a balance that represented 10% or more of total gross sales for the three months ended March 31, 2017.
**Customers A and C did not have individual balances that represented 10% or more of total gross sales for the three months ended March 31, 2016.

12.	DISCONTINUED OPERATIONS

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

There were no assets or liabilities related to discontinued operations at March 31, 2017 or December 31, 2016.

The following table presents the major classes of line items constituting pretax loss from discontinued operations:

	Three Months Ended March 31,
	2017	2016
Net sales	$-	$717,073
Costs and expenses:
Cost of goods sold	-	259,089
Sales and marketing	-	863,808
General and administrative	-	168,535
Interest expense	-	11
Total costs and expenses	-	1,291,443
Loss from discontinued operations	-	(574,370)
Other income:
Gain on sale of long-term assets	-	15,463
Total other income, net	-	15,463
Pretax loss from discontinued operations	$-	$(558,907)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•	We face intense competition in the worldwide jewelry industry.
•	The resignation of our Chief Financial Officer and the departure of our Chief Revenue Officer create uncertainties and could impact our business.
•	Our failure to maintain compliance with NASDAQ’s continued listing requirements could result in the delisting of our common stock.
•	Our current wholesale customers may potentially perceive us as a competitor in the finished jewelry business.
•	We may experience quality control challenges from time to time that can result in lost revenue and harm to our brands and reputation.
•	Our business and our results of operations could be materially adversely affected as a result of general economic and market conditions.
•	We are subject to certain risks due to our international distribution channels and vendors.
•	Our operations could be disrupted by natural disasters.
•	Sales of moissanite jewelry could be dependent upon the pricing of precious metals, which is beyond our control.
•	Seasonality of our business may adversely affect our net sales and operating income.
•	We may not be able to adequately protect our intellectual property, which could harm the value of our products and brands and adversely affect our business.
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

The following discussion is designed to provide a better understanding of our unaudited condensed consolidated financial statements, including a brief discussion of our business and products, key factors that impacted our performance, and a summary of our operating results. This information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the condensed consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2016. Historical results and percentage relationships among any amounts in the condensed consolidated financial statements are not necessarily indicative of trends in operating results for future periods.

Overview

We manufacture, market and distribute Charles & Colvard Created Moissanite® (which we refer to as moissanite or moissanite jewels) and finished jewelry featuring moissanite for sale in the worldwide jewelry market.  Moissanite, also known by its chemical name silicon carbide, or SiC, is a rare mineral first discovered in a meteorite crater. Because naturally occurring SiC crystals are too small for commercial use, larger crystals must be grown in a laboratory. Leveraging our advantage of being the original and leading worldwide source of created moissanite jewels, our strategy is to establish Charles & Colvard with reputable, high-quality, and sophisticated brands across multiple channels, and to position moissanite as an ethically-sourced, affordable, and luxurious alternative to other gemstones such as diamond. We believe this is possible due to moissanite’s exceptional brilliance, fire, durability, and rarity like no other jewel available on the market. We sell loose moissanite jewels and finished jewelry at wholesale to distributors, manufacturers, retailers, TV shopping networks, and designers, and at retail to end consumers through our wholly owned operating subsidiaries, charlesandcolvard.com, LLC (formerly Moissanite.com, LLC) and Charles & Colvard Direct, LLC (until March 2016), and through third-party marketplaces. As of September 30, 2016, we changed the name of our wholly owned subsidiary Moissanite.com, LLC to charlesandcolvard.com, LLC.

In February 2016, we made the strategic decision to explore a potential divestiture of our direct-to-consumer home party business previously operated through our Charles & Colvard Direct, LLC (dba Lulu Avenue®) subsidiary.  After careful analysis of our core competencies, go-to-market strategies, and intent to advance toward profitability, the management team and Board of Directors determined a divestiture of this distribution channel to be in our best interest and our shareholders’ best interest. On March 4, 2016, we and Charles & Colvard Direct, LLC entered into an asset purchase agreement with Yanbal USA, Inc., or Yanbal, under which Yanbal purchased certain assets related to our direct-to-consumer home party business for $500,000 and assumed certain liabilities related to such assets. The operating results of Charles & Colvard Direct, LLC are being presented as a discontinued operation. A more detailed description of this transaction is included in Note 12, “Discontinued Operations”, in the Notes to Condensed Consolidated Financial Statements.

Previously, we managed our business through two operating and reportable segments: wholesale distribution transacted through the parent entity, and the direct-to-consumer distribution channel transacted through our wholly owned operating subsidiary, charlesandcolvard.com, LLC (formerly Moissanite.com, LLC). During the three months ended March 31, 2017, we began managing our business through two newly defined operating and reportable segments based on our distribution channels to sell our product lines, loose jewels and finished jewelry:  our “Traditional” segment, which consists of wholesale, retail, and television customers; and our “Online Channels” segment, which consists of e-commerce customers including charlesandcolvard.com, marketplaces, drop-ship, and other pure-play, exclusively e-commerce customers.

We sell our loose moissanite jewels at wholesale to some of the largest distributors and jewelry manufacturers in the world, which mount them into fine jewelry to be sold at retail outlets and via the Internet. We also sell loose moissanite jewels and finished jewelry featuring moissanite at wholesale to retailers, TV shopping networks, and designers to be sold to end consumers and directly to consumers through our e-commerce sales channel charlesandcolvard.com, third-party marketplaces, and other third-party e-commerce channels. We believe our continued and expanding use of multiple sales channels to the jewelry trade and the end consumer with branded finished jewelry featuring moissanite positions Charles & Colvard goods at the many touchpoints where consumers are when they are making their buying decisions – thereby creating greater exposure for our brand and increasing consumer demand.

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

As we execute our strategy to build and reinvest in our businesses, significant expenses and investment of cash will be required ahead of the revenue streams we expect in the future, and this will likely result in some unprofitable reporting periods in 2017.  Despite this, we have maintained as one of our primary goals to generate positive cash flow from continuing operations to protect our cash position. We will continue to monitor our cash burn rate and collection efforts as we grow the business.

In the three months ended March 31, 2017, we began to see positive momentum as the outcomes of our re-branding effort took hold. Our Online Channels segment, including charlesandcolvard.com, marketplaces, drop-ship and other pure-play, exclusively e-commerce customers, generated a 5% increase in net sales over the same period in 2016. We believe this growth was fueled by our ongoing digital marketing efforts, driving strong Valentine’s Day sales and overall increased traffic to our many e-commerce outlets.  We remain on track with our strategic programs, including the expansion of our Online Channels segment, continued growth within our Traditional segment, and our move up-market with our Forever One gemstone leading the charge. Continued demand from both channel partners and consumers for Forever One products drove substantial improvement in our gross margins – to 43% for the three months ended March 31, 2017, compared with 20% in the same period in 2016, with Forever One representing 86% of our overall loose gemstone and finished jewelry sales. In the three months ended March 31, 2017, we announced the availability of Forever One in four new, sought-after shapes – emerald, hearts & arrows, pear, and radiant. With the appointment of our new Senior Merchandising Director, we are now focused on our expanded jewelry line, leveraging our new gemstone shapes into additional fashion, bridal and fine jewelry selections.

Our total consolidated net sales for the three months ended March 31, 2017 of $5.65 million were 50% less than total consolidated net sales during the three months ended March 31, 2016. The decrease in consolidated net sales for the three months ended March 31, 2017 was due primarily to the sale, in a single transaction, during the three months ended March 31, 2016 of approximately $6.77 million of legacy loose gemstone inventory, or the Legacy Inventory Sale, at low margins, as a result of our efforts to reduce inventories. Traditional segment net sales for the three months ended March 31, 2017 of $3.49 million were 63% lower than Traditional segment net sales during the three months ended March 31, 2016, primarily due to the Legacy Inventory Sale. Online Channels segment net sales for the three months ended March 31, 2017 of $2.16 million were 5% higher than Online Channels segment net sales during the three months ended March 31, 2016, primarily due to the increase in marketplaces, drop-ship, and other pure-play, exclusively ecommerce customers.

Loose jewel sales comprised 70% of our total consolidated net sales for the three months ended March 31, 2017 and decreased 59% to $3.93 million, compared with $9.64 million in the same period of 2016. Finished jewelry sales for the three months ended March 31, 2017 comprised 30% of our total consolidated net sales and decreased 2% to $1.72 million, compared with $1.75 million in the same period of 2016.

Operating expenses from continuing operations were $2.97 million for the three months ended March 31, 2017, compared with $2.97 million in the same period of 2016. Sales and marketing expenses increased $387,000, or 25%, to $1.92 million, primarily as a result of an increase in compensation expenses related to severance in connection with the departure of our former Chief Revenue Officer. General and administrative expenses decreased $388,000, or 27%, to $1.05 million primarily as a result of a decrease in compensation expenses and professional services, partially offset by an increase in bad debt expense associated with our allowance for doubtful accounts reserve policy.

We recorded a net loss of $560,000, or $0.03 per diluted share, for the three months ended March 31, 2017, compared to a net loss of $1.31 million, or $0.06 per diluted share, in the same period of 2016. The decreased net loss was primarily due to the discontinuance of our direct-to-consumer home party business and an increased gross profit margin. We recorded a net loss from continuing operations of $560,000 for the three months ended March 31, 2017, compared to a net loss from continuing operations of $749,000 in the same period of 2016.

The execution of our strategy to grow our company, with the ultimate goal of increasing consumer awareness and clearly communicating the value proposition of moissanite directly to consumers, is challenging and not without risk. As such, there can be no assurance that future results for each reporting period will exceed past results in sales, operating cash flow, and/or net income due to the challenging business environment in which we operate and our investment in various initiatives to support our growth strategies. However, as we execute our growth strategy and messaging initiatives, we remain committed to our current priorities of generating positive cash flow and strengthening our financial position while both monetizing our existing inventory and manufacturing our created moissanite loose jewels and finished jewelry featuring moissanite to meet sales demand. We believe the results of these efforts will propel our revenue growth and profitability and further enhance shareholder value in coming years, but we fully recognize the business and economic challenges that we face.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which we prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities. “Critical accounting policies and estimates” are defined as those most important to the financial statement presentation and that require the most difficult, subjective, or complex judgments. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Under different assumptions and/or conditions, actual results of operations may materially differ. We have disclosed our critical accounting policies and estimates in our Annual Report on Form 10-K for the year ended December 31, 2016, and that disclosure should be read in conjunction with this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth certain consolidated statements of operations data for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Net sales	$5,645,382	$11,393,271
Costs and expenses:
Cost of goods sold	3,220,615	9,163,888
Sales and marketing	1,915,335	1,528,585
General and administrative	1,054,171	1,442,695
Research and development	819	1,868
Total costs and expenses	6,190,940	12,137,036
Loss from operations	(545,558)	(743,765)
Other expense:
Interest expense	-	(1,507)
Total other expense	-	(1,507)

Loss before income taxes from continuing operations	(545,558)	(745,272)
Income tax net expense from continuing operations	(14,088)	(3,243)
Net loss from continuing operations	(559,646)	(748,515)

Discontinued Operations:
Loss from discontinued operations	-	(574,370)
Gain on sale of assets from discontinued operations	-	15,463
Net loss from discontinued operations	-	(558,907)
Net loss	$(559,646)	$(1,307,422)

Consolidated Net Sales

Consolidated net sales for the three months ended March 31, 2017 and 2016 comprise the following:

	Three Months Ended March 31,		Change
	2017	2016	Dollars	Percent
Loose jewels	$3,929,720	$9,640,598	$(5,710,878)	-59%
Finished jewelry	1,715,662	1,752,673	(37,011)	-2%
Total consolidated net sales	$5,645,382	$11,393,271	$(5,747,889)	-50%

Consolidated net sales were $5.65 million for the three months ended March 31, 2017 compared to $11.39 million for the three months ended March 31, 2016, a decrease of $5.75 million, or 50%.  The decrease in consolidated net sales for the three months ended March 31, 2017 was due primarily to the Legacy Inventory Sale during the three months ended March 31, 2016.

Sales of loose jewels represented 70% of total consolidated net sales for the three months ended March 31, 2017, compared to 85% of total consolidated net sales for the corresponding period of the prior year. For the three months ended March 31, 2017, loose jewel sales were $3.93 million compared to $9.64 million for the corresponding period of the prior year, a decrease of $5.71 million, or 59%. The decrease for the three months ended March 31, 2017 was primarily due to the Legacy Inventory Sale during the three months ended March 31, 2016.

Sales of finished jewelry represented 30% of total consolidated net sales for the three months ended March 31, 2017, compared to 15% of total consolidated net sales for the corresponding period of the prior year. For the three months ended March 31, 2017, finished jewelry sales were $1.72 million compared to $1.75 million for the corresponding period of the prior year, a decrease of $37,000, or 2%.

U.S. net sales accounted for approximately 93% of total consolidated net sales for the three months ended March 31, 2017, compared to 93% of total consolidated net sales for the corresponding period of the prior year. U.S. net sales decreased to $5.24 million, or 51%, during the three months ended March 31, 2017 from the corresponding period of the prior year primarily as a result of the Legacy Inventory Sale during the three months ended March 31, 2016.

Our two largest U.S. customers during the three months ended March 31, 2017 accounted for 25% and 10%, respectively of total consolidated sales, but neither accounted for a significant portion of our total consolidated sales during the same period of 2016. Our largest U.S. customer during the three months ended March 31, 2016 accounted for 59% of total consolidated sales, but did not account for a significant portion of our consolidated sales during the same portion of 2017. We expect that we will remain dependent on our ability, and that of our largest customers, to maintain and enhance retail programs. A change in or loss of any of these customer or retailer relationships could have a material adverse effect on our results of operations.

International net sales accounted for approximately 7% of total consolidated net sales for the three months ended March 31, 2017, compared to 7% of total consolidated net sales for the corresponding period of the prior year.  International sales decreased 46% during the three months ended March 31, 2017, from the corresponding period of the prior year as we serve distributors in the Hong Kong and India markets and demand for loose jewels in these markets was down compared to the corresponding period of the prior year. We have been evaluating each of the distributors in these international markets to determine the best long-term partner. As a result, our sales in these markets may continue to fluctuate significantly each reporting period.

We did not have an international customer account for more than 10% of total consolidated sales during the three months ended March 31, 2017 or 2016.  A portion of our international consolidated sales represents jewels sold internationally that may be re-imported to U.S. retailers. Our top three international distributors by sales volume during the three months ended March 31, 2017 were located in Hong Kong, Canada, and Hong Kong.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31,		Change
	2017	2016	Dollars	Percent
Product line cost of goods sold
Loose jewels	$1,990,130	$7,814,060	$(5,823,930)	-75%
Finished jewelry	814,212	765,107	49,105	6%
Total product line cost of goods sold	2,804,342	8,579,167	(5,774,825)	-67%
Non-product line cost of goods sold	416,273	584,721	(168,448)	-29%
Total cost of goods sold	$3,220,615	$9,163,888	$(5,943,2735)	-65%

Total cost of goods sold was $3.22 million for the three months ended March 31, 2017 compared to $9.16 million for the three months ended March 31, 2016, a decrease of $5.94 million, or 65%.  Product line cost of goods sold is defined as product cost of goods sold in each of our Traditional segment and Online Channels segment excluding non-capitalized expenses from our manufacturing and production control departments, comprising personnel costs, depreciation, rent, utilities, and corporate overhead allocations; freight out; inventory valuation allowance adjustments; and other inventory adjustments, comprising costs of quality issues, damaged goods, and inventory write-offs.

The decrease in cost of goods sold for the three months ended March 31, 2017 compared to the same period in 2016 was primarily due to the Legacy Inventory Sale during the three months ended March 31, 2016. The net decrease in non-product line cost of goods sold comprises a $321,000 decrease in the change in inventory valuation allowances, a $43,000 decrease in non-capitalized manufacturing and production control expenses, and a $1,000 decrease in freight out. These decreases were offset in part by a $197,000 increase in other inventory adjustments. See Note 3, “Segment Information and Geographic Data”, in the Notes to Condensed Consolidated Financial Statements for further discussion of non-product line cost of goods sold.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31,		Change
	2017	2016	Dollars	Percent
Sales and marketing	$1,915,335	$1,528,585	$386,750	25%

Sales and marketing expenses were $1.92 million for the three months ended March 31, 2017 compared to $1.53 million for the three months ended March 31, 2016, an increase of $387,000, or 25%.

The increase in sales and marketing expenses for the three months ended March 31, 2017 compared to the same period in 2016 was primarily due to a $375,000 increase in compensation expenses; a $53,000 increase in travel expenses; a $43,000 increase in professional services; a $39,000 increase in office-related and other expenses; and a $3,000 increase in depreciation expenses. These increases were partially offset by a $168,000 decrease in advertising expenses and a $19,000 decrease in recruiting expenses.

The increase in compensation expenses for the three months ended March 31, 2017 compared to the same period in 2016 was primarily due to a $246,000 increase in severance expense primarily related to the departure of our former Chief Revenue Officer; a $77,000 increase in salaries, commissions, and related employee benefits; a $42,000 increase in bonus expense; and a $10,000 increase in relocation expense.

The decrease in advertising expenses for the three months ended March 31, 2017 compared to the same period in 2016 was primarily due to a $121,000 decrease in internet marketing; a $44,000 decrease in cooperative advertising; a $37,000 decrease in outside agency fees; a $26,000 decrease in print media expenses; and a $6,000 decrease in trade show related expenses. These decreases were partially offset by a $54,000 increase in social media expense and a $12,000 increase in other advertising expenses.

Sales and marketing expenses are allocated across our Traditional segment and Online Channels segment, which in 2016 included allocations to Charles & Colvard Direct, LLC, a segment we are reporting as discontinued operations. See Note 12, “Discontinued Operations”, in the Notes to the Consolidated Financial Statements for further discussion of discontinued operations.  Approximately $61,000 of sales and marketing expenses for the three months ended March 31, 2016 is attributable to sales and marketing expenses that are now being allocated to our remaining two continuing operations segments that were previously allocated to Charles & Colvard Direct, LLC.

General and Administrative

General and administrative expenses for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31,		Change
	2017	2016	Dollars	Percent
General and administrative	$1,054,171	$1,442,695	$(388,524)	-27%

General and administrative expenses were $1.05 million for the three months ended March 31, 2017 compared to $1.44 million for the three months ended March 31, 2016, a decrease of $389,000, or 27%.

The decrease in general and administrative expenses for the three months ended March 31, 2017 compared to the same period in 2016 was primarily due to a $432,000 decrease in compensation expenses; a $199,000 decrease in professional services; a $21,000 decrease in depreciation and amortization expense; and a $10,000 decrease in travel expense. These decreases were partially offset by a $103,000 increase in bad debt expense associated with our allowance for doubtful accounts reserve policy.

The decrease in compensation expenses for the three months ended March 31, 2017 compared to the same period in 2016 was primarily due to a $209,000 decrease in stock-based compensation expense related primarily to the valuation of performance based restricted stock; a $201,000 decrease in salaries and related employee benefits; and a decrease of $29,000 in bonuses. These decreases were partially offset by a $7,000 increase in severance expense.

Professional services decreased for the three months ended March 31, 2017 compared to the same period in 2016 primarily due to a $130,000 decrease in legal fees primarily related to the divestiture of our direct-to-consumer home party business in the prior year; a $77,000 decrease in audit and tax services; and a $2,000 decrease in investor and public relations expenses. These decreases were partially offset by a $10,000 increase in other professional services.

General and administrative expenses are allocated across our Traditional segment and Online Channels segment, which in 2016 included allocations to Charles & Colvard Direct, LLC, a segment we are reporting as discontinued operations. See Note 12, “Discontinued Operations”, in the Notes to the Consolidated Financial Statements for further discussion of discontinued operations. Approximately $170,000 of general and administrative expenses for the three months ended March 31, 2016 is attributable to general and administrative expenses that are now being allocated to our remaining two continuing operations segments that were previously allocated to Charles & Colvard Direct, LLC.

Provision for Income Taxes

We recognized an income tax net expense for estimated tax, penalties, and interest associated with uncertain tax positions of approximately $14,000 and $3,000 for the three-month periods ended March 31, 2017 and 2016, respectively.

As of each reporting date, management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. Beginning in 2014, management determined that negative evidence outweighed the positive and established a full valuation allowance against our deferred tax assets. We maintained a full valuation allowance as of March 31, 2017 and December 31, 2016.

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of March 31, 2017, our principal sources of liquidity were cash and cash equivalents totaling $6.63 million, trade accounts receivable of $2.23 million, and current inventory of $9.50 million, as compared to cash and cash equivalents totaling $7.43 million, trade accounts receivable of $2.80 million, and current inventory of $9.77 million as of December 31, 2016.  As described more fully below, we also have access to a $10 million credit facility.

During the three months ended March 31, 2017, our working capital decreased by approximately $1.70 million to $14.37 million from $16.07 million at December 31, 2016. As described more fully below, the decrease in working capital at March 31, 2017 is primarily attributable to a decrease in our cash and cash equivalents due to our decreased cash from operations, a decrease in accounts receivable, and a decreased allocation of inventory to short-term from long-term.

During the three months ended March 31, 2017, $599,000 of cash was used in continuing operations. The primary drivers of the use of cash were our loss of $560,000 that included a decrease of $37,000 of non-cash expenses, an increase in inventory of $528,000, and a decrease in accounts payable of $76,000. These factors were partially offset by a decrease in accounts receivable of $471,000, a decrease in prepaid expenses and other assets of $65,000, and an increase in accrued expenses of $67,000.  Inventory increased in part due to the purchase of new raw material SiC crystals during the quarter pursuant to the Supply Agreement; production of moissanite jewels; and purchases of jewelry castings and other jewelry components due to increased demand in certain channels. Accounts receivable decreased primarily due to collections efforts. We did not offer any extended wholesale customer payment terms during the three months ended March 31, 2017; however, we may offer these terms from time to time, which may not immediately increase liquidity as a result of current-period sales. We believe our competitors and other vendors in the wholesale jewelry industry have expanded their use of extended payment terms and, in aggregate, we believe that through our use of extended payment terms, we have provided a competitive response in our market and that our net sales have been favorably impacted.  We are unable to estimate the impact of this program on our net sales, but if we ceased providing extended payment terms in select instances, we believe we would not be competitive for some wholesale customers in the marketplace and that our net sales and profits would likely decrease.

We manufactured approximately $3.17 million in loose jewels and $1.08 million in finished jewelry, which includes the cost of the loose jewels and the purchase of precious metals and labor in connection with jewelry production, during the three months ended March 31, 2017.  We expect our purchases of precious metals and labor to increase as we increase our finished jewelry business. In addition, the price of gold has increased significantly over the past decade, resulting in higher retail price points for gold jewelry. Because the market price of gold and other precious metals is beyond our control, the upward price trends could continue and have a negative impact on our operating cash flow as we manufacture finished jewelry.

Historically, our raw material inventories of SiC crystals had been purchased under exclusive supply agreements with a limited number of suppliers. Because the supply agreements restricted the sale of these crystals exclusively to us, the suppliers negotiated minimum purchase commitments with us that, when combined with our reduced sales during the periods when the purchase commitments were in effect, have resulted in levels of inventories that are higher than we might otherwise maintain. As of March 31, 2017, $19.43 million of our inventories were classified as long-term assets. Loose jewel sales and finished jewelry that we manufacture will utilize both the finished goods loose jewels currently on-hand and, as we deplete certain shapes and sizes, our on-hand raw material SiC crystals of $3.09 million and new raw material that we are purchasing pursuant to the Supply Agreement.

On December 12, 2014, we entered into the Supply Agreement with Cree, our long-time SiC raw materials supplier.  Under the Supply Agreement, subject to certain terms and conditions, we agreed to exclusively purchase from Cree, and Cree agreed to exclusively supply, 100% of our required SiC materials in quarterly installments that must equal or exceed a set minimum order quantity. The initial term of the Supply Agreement will expire on June 24, 2018, unless extended by the parties. We also have one option to unilaterally extend the term of the agreement for an additional two-year period, subject to certain conditions.  Our total purchase commitment under the Supply Agreement until June 2018 is dependent upon the size of the SiC material and ranges between approximately $29.60 million and approximately $31.50 million. As of March 31, 2017, our remaining purchase commitment through June 2018 under the Supply Agreement ranges from approximately $12.33 million to approximately $14.23 million.

During the three months ended March 31, 2017, we purchased approximately $2.21 million of SiC crystals from Cree. We expect to use existing cash and cash equivalents and other working capital, together with future cash expected to be provided by operating activities and, if necessary, our Credit Facility, to finance our purchase commitment under the Supply Agreement.

We made no income tax payments during the three months ended March 31, 2017.  As of March 31, 2017, we had approximately $882,000 of remaining federal income tax credits, $533,000 of which expire between 2018 and 2021 and the balance without an expiration, which can be carried forward to offset future income taxes. As of March 31, 2017, we also had a federal tax net operating loss carryforward of approximately $25.03 million expiring between 2020 and 2036, which can be used to offset against future federal taxable income, a North Carolina tax net operating loss carryforward of approximately $20.26 million expiring between 2023 and 2031, and various other state tax net operating loss carryforwards expiring between 2021 and 2036, which can be used to offset against future state taxable income.

On June 25, 2014, we and our wholly owned subsidiaries, Charles & Colvard Direct, LLC and Moissanite.com, LLC (now charlesandcolvard.com LLC), collectively referred to as the Borrowers, obtained the Credit Facility from Wells Fargo. The Credit Facility will be used for general corporate and working capital purposes, including transaction fees and expenses incurred in connection therewith and the issuance of letters of credit up to a $1,000,000 sublimit. The Credit Facility will mature on June 25, 2017. Accordingly, we are currently reviewing various credit facility alternatives.

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

As of March 31, 2017, we had not borrowed against the Credit Facility.

We believe that our existing cash and cash equivalents and other working capital, together with future cash expected to be provided by operating activities, will be sufficient to meet our working capital and capital expenditure needs over the next 12 months. Our future capital requirements and the adequacy of available funds will depend on many factors, including our rate of sales growth; the expansion of our sales and marketing activities, the timing and extent of raw materials and labor purchases in connection with loose jewel production to support our moissanite jewels business and precious metals and labor purchases in connection with jewelry production to support our finished jewelry business; the timing of capital expenditures; and risk factors described in more detail in “Risk Factors” in this report, in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016. We obtained the Credit Facility to mitigate these risks to our cash and liquidity position. Also, we may make investments in, or acquisitions of, complementary businesses, which could also require us to seek additional equity or debt financing.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. During the three months ended March 31, 2017, we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 1A.	Risk Factors

We discuss in our Annual Report on Form 10-K for the year ended December 31, 2016 various risks that may materially affect our business.   There have been no material changes to such risks.

Item 6.	Exhibits

The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description
10.1
Charles & Colvard, Ltd. 2017 Senior Management Equity Incentive Program, effective January 1, 2017 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on February 24, 2017)

10.2	Separation of Employment Agreement, dated March 9, 2017, between Charles & Colvard, Ltd. and Steve Larkin

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Charles & Colvard, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARLES & COLVARD, LTD.

	By:	/s/ Suzanne Miglucci
May 4, 2017		Suzanne Miglucci
President and Chief Executive Officer

	By:	/s/ Clint J. Pete
May 4, 2017		Clint J. Pete
Interim Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1
Charles & Colvard, Ltd. 2017 Senior Management Equity Incentive Program, effective January 1, 2017 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on February 24, 2017)

10.2	Separation of Employment Agreement, dated March 9, 2017, between Charles & Colvard, Ltd. and Steve Larkin

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Charles & Colvard, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.