Form 10-Q
period 2017-06-30
CHARLES & COLVARD LTD
filed 2017-08-04
CIK 1015155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

As of July 31, 2017, there were 21,629,685 shares of the registrant’s common stock, no par value per share, outstanding.

CHARLES & COLVARD, LTD.

FORM 10-Q
For the Quarterly Period Ended June 30, 2017

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017 (unaudited)	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$6,289,111	$7,427,273
Accounts receivable, net	1,992,434	2,794,626
Inventory, net	10,102,334	9,770,206
Prepaid expenses and other assets	643,811	682,083
Total current assets	19,027,690	20,674,188
Long-term assets:
Inventory, net	19,130,743	18,360,211
Property and equipment, net	1,404,442	1,391,116
Intangible assets, net	8,944	8,808
Other assets	67,681	71,453
Total long-term assets	20,611,810	19,831,588
TOTAL ASSETS	$39,639,500	$40,505,776

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,864,978	$3,977,149
Accrued cooperative advertising	42,956	50,000
Accrued expenses and other liabilities	634,099	581,107
Total current liabilities	4,542,033	4,608,256
Long-term liabilities:
Accrued expenses and other liabilities	532,609	594,916
Accrued income taxes	452,578	433,983
Total long-term liabilities	985,187	1,028,899
Total liabilities	5,527,220	5,637,155
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock, no par value; 50,000,000 shares authorized; 21,629,685 and 21,369,885 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	54,243,816	54,243,816
Additional paid-in capital	14,489,042	14,282,956
Accumulated deficit	(34,620,578)	(33,658,151)
Total shareholders’ equity	34,112,280	34,868,621
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$39,639,500	$40,505,776

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$6,641,792	$6,527,004	$12,287,174	$17,920,275
Costs and expenses:
Cost of goods sold	3,840,086	3,894,094	7,060,701	13,057,982
Sales and marketing	1,776,853	1,803,010	3,692,188	3,331,595
General and administrative	1,420,711	1,693,123	2,474,882	3,135,818
Research and development	2,324	980	3,143	2,848
Loss on abandonment of property and equipment	-	115,548	-	115,548
Total costs and expenses	7,039,974	7,506,755	13,230,914	19,643,791
Loss from operations	(398,182)	(979,751)	(943,740)	(1,723,516)
Other expense:
Interest expense	(92)	(5)	(92)	(1,512)
Total other expense	(92)	(5)	(92)	(1,512)
Loss before income taxes from continuing operations	(398,274)	(979,756)	(943,832)	(1,725,028)
Income tax net expense from continuing operations	(4,507)	(3,500)	(18,595)	(6,743)
Net loss from continuing operations	(402,781)	(983,256)	(962,427)	(1,731,771)

Discontinued operations:
Loss from discontinued operations	-	(4,708)	-	(579,078)
Gain on sale of assets from discontinued operations	-	-	-	15,463
Net loss from discontinued operations	-	(4,708)	-	(563,615)
Net loss	$(402,781)	$(987,964)	$(962,427)	$(2,295,386)

Net loss per common share:
Basic – continuing operations	$(0.02)	$(0.05)	$(0.05)	$(0.08)
Basic – discontinued operations	-	-	-	(0.03)
Basic – total	$(0.02)	$(0.05)	$(0.05)	$(0.11)

Diluted – continuing operations	$(0.02)	$(0.05)	$(0.05)	$(0.08)
Diluted – discontinued operations	-	-	-	(0.03)
Diluted – total	$(0.02)	$(0.05)	$(0.05)	$(0.11)

Weighted average number of shares used in computing net loss per common share:
Basic	21,214,730	20,966,256	21,166,799	20,848,337
Diluted	21,214,730	20,966,256	21,166,799	20,848,337

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(962,427)	$(2,295,386)
Net loss from discontinued operations	-	(563,615)
Net loss from continuing operations	(962,427)	(1,731,771)
Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities of continuing operations:
Depreciation and amortization	214,164	330,147
Stock-based compensation	206,086	594,728
Provision for uncollectible accounts	29,000	(59,558)
Provision for sales returns	55,000	(295,000)
Provision for inventory reserves	47,000	55,000
Loss on abandonment of property and equipment	-	115,548
Changes in operating assets and liabilities:
Accounts receivable	718,192	1,978,664
Inventory	(1,149,660)	6,190,637
Prepaid expenses and other assets, net	42,044	(171,358)
Accounts payable	(112,171)	(260,448)
Accrued cooperative advertising	(7,044)	(58,000)
Accrued income taxes	18,595	6,743
Accrued expenses and other liabilities	(9,315)	(175,285)
Net cash (used in) provided by operating activities of continuing operations	(910,536)	6,520,047
Net cash used in operating activities of discontinued operations	-	(935,326)
Net cash (used in) provided by operating activities	(910,536)	5,584,721

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(226,633)	(118,433)
Intangible assets	(993)	(255)
Net cash used in investing activities of continuing operations	(227,626)	(118,688)
Net cash provided by investing activities of discontinued operations	-	368,671
Net cash (used in) provided by investing activities	(227,626)	249,983

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock option exercises	-	2,300
Net cash provided by financing activities of continuing operations	-	2,300

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,138,162)	5,837,004
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,427,273	5,274,305
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,289,111	$11,111,309

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$92	$1,512

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

Basis of Presentation and Principles of Consolidation - The accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, the unaudited statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2017.

The condensed consolidated financial statements as of and for the three and six months ended June 30, 2017 and the three and six months ended June 30, 2016 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of December 31, 2016 is derived from the audited financial statements as of that date. The accompanying statements should be read in conjunction with the audited financial statements and related notes, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 10, 2017 (the “2016 Annual Report”).

The accompanying condensed consolidated financial statements as of and for the three and six months ended June 30, 2017, as of and for the three and six months ended June 30, 2016, and as of December 31, 2016 include the accounts of the Company and its wholly owned subsidiaries charlesandcolvard.com, LLC (formerly Moissanite.com, LLC), formed in 2011; Charles & Colvard Direct, LLC, formed in 2011; and Charles & Colvard (HK) Ltd., the Company’s Hong Kong subsidiary that became a dormant entity in the second quarter of 2009 and the operations of which ceased in 2008. All intercompany accounts have been eliminated.

Significant Accounting Policies - In the opinion of the Company’s management, the significant accounting policies used for the three and six months ended June 30, 2017 are consistent with those used for the year ended December 31, 2016. Accordingly, please refer to Note 2 to the Consolidated Financial Statements in the 2016 Annual Report for the Company’s significant accounting policies.

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

Use of Estimates - The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates impacting the Company’s condensed consolidated financial statements relate to valuation and classification of inventories, accounts receivable reserves, deferred tax assets, uncertain tax positions, cooperative advertising, stock-based compensation, and revenue recognition. Actual results could differ materially from those estimates.

Reclassifications - Certain amounts in the prior year’s condensed consolidated financial statements have been reclassified to conform to the current year presentation, primarily amounts described in Note 3, “Segment Information and Geographic Data” related to changes in the Company’s reportable segments.

Recently Adopted/Issued Accounting Pronouncements - In May 2014, the Financial Accounting Standards Board (the “FASB”) issued a new accounting standard that supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the new standard is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The new standard defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption (which includes additional footnote disclosures). The Company is reviewing its significant contracts and continues to assess the impact of this accounting standard as well as the transition approach that will be used upon adoption.

In February 2016, the FASB issued new guidance that establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the statement of operations. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  The Company currently expects that upon adoption of this new standard, ROU assets and liabilities will be recognized in the balance sheet in amounts that will be material.

3.	SEGMENT INFORMATION AND GEOGRAPHIC DATA

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making operating decisions and assessing performance as the source of the Company’s operating and reportable segments.

Previously, the Company managed its business through two operating and reportable segments: wholesale distribution transacted through the parent entity, and the direct-to-consumer distribution channel transacted through the Company’s wholly owned operating subsidiary, charlesandcolvard.com, LLC (formerly Moissanite.com, LLC). During the three months ended March 31, 2017, the Company began managing its business through two newly defined operating and reportable segments based on its distribution channels to sell its product lines, loose jewels, and finished jewelry: its “Traditional” segment, which consists of wholesale, retail, and television customers; and its “Online Channels” segment, which consists of e-commerce customers including charlesandcolvard.com, marketplaces, drop-ship, and other pure-play, exclusively e-commerce customers. The accounting policies of the Traditional segment and Online Channels segment are the same as those described in Note 2, “Basis of Presentation and Significant Accounting Policies” of this Quarterly Report on Form 10-Q and in the Notes to the Consolidated Financial Statements in the 2016 Annual Report.

The Company evaluates the financial performance of its segments based on net sales; product line gross profit, or the excess of product line sales over product line cost of goods sold; and operating income (loss). The Company’s product line cost of goods sold is defined as product cost of goods sold, excluding non-capitalized expenses from the Company’s manufacturing and production control departments, comprising personnel costs, depreciation, rent, utilities, and corporate overhead allocations; freight out; inventory valuation allowance adjustments; and other inventory adjustments, comprising costs of quality issues, damaged goods, and inventory write-downs.

The Company allocates certain general and administrative expenses from its Traditional segment to its Online Channels segment primarily based on net sales and number of employees to arrive at segment operating loss. Unallocated expenses, which also include interest and taxes, remain in its Traditional segment.

Summary financial information by reportable segment is as follows:

	Three Months Ended June 30, 2017
	Traditional	Online Channels	Total
Net sales
Loose jewels	$3,887,147	$855,496	$4,742,643
Finished jewelry	508,549	1,390,600	1,899,149
Total	$4,395,696	$2,246,096	$6,641,792

Product line cost of goods sold
Loose jewels	$1,995,745	$417,399	$2,413,144
Finished jewelry	265,249	537,306	802,555
Total	$2,260,994	$954,705	$3,215,699

Product line gross profit
Loose jewels	$1,891,402	$438,097	$2,329,499
Finished jewelry	243,300	853,294	1,096,594
Total	$2,134,702	$1,291,391	$3,426,093

Operating loss	$(136,840)	$(261,342)	$(398,182)

Depreciation and amortization	$75,551	$30,957	$106,508

Capital expenditures	$28,680	$-	$28,680

	Three Months Ended June 30, 2016
	Traditional	Online Channels	Total
Net sales
Loose jewels	$4,323,417	$633,408	$4,956,825
Finished jewelry	166,263	1,403,916	1,570,179
Total	$4,489,680	$2,037,324	$6,527,004

Product line cost of goods sold
Loose jewels	$2,164,477	$205,346	$2,369,823
Finished jewelry	601,475	594,199	1,195,674
Total	$2,765,952	$799,545	$3,565,497

Product line gross profit
Loose jewels	$2,158,940	$428,062	$2,587,002
Finished jewelry	(435,212)	809,717	374,505
Total	$1,723,728	$1,237,779	$2,961,507

Operating loss	$(681,580)	$(298,171)	$(979,751)

Depreciation and amortization	$167,553	$16,103	$183,656

Capital expenditures	$51,648	$28,280	$79,928

	Six Months Ended June 30, 2017
	Traditional	Online Channels	Total
Net sales
Loose jewels	$7,099,363	$1,573,000	$8,672,363
Finished jewelry	785,326	2,829,485	3,614,811
Total	$7,884,689	$4,402,485	$12,287,174

Product line cost of goods sold
Loose jewels	$3,669,406	$733,868	$4,403,274
Finished jewelry	514,801	1,101,966	1,616,767
Total	$4,184,207	$1,835,834	$6,020,041

Product line gross profit
Loose jewels	$3,429,957	$839,132	$4,269,089
Finished jewelry	270,525	1,727,519	1,998,044
Total	$3,700,482	$2,566,651	$6,267,133

Operating loss	$(585,838)	$(357,902)	$(943,740)

Depreciation and amortization	$151,625	$62,539	$214,164

Capital expenditures	$223,012	$3,621	$226,633

	Six Months Ended June 30, 2016
	Traditional	Online Channels	Total
Net sales
Loose jewels	$13,406,919	$1,190,723	$14,597,642
Finished jewelry	420,893	2,901,740	3,322,633
Total	$13,827,812	$4,092,463	$17,920,275

Product line cost of goods sold
Loose jewels	$9,789,972	$393,911	$10,183,883
Finished jewelry	693,387	1,267,394	1,960,781
Total	$10,483,359	$1,661,305	$12,144,664

Product line gross profit
Loose jewels	$3,616,947	$796,812	$4,413,759
Finished jewelry	(272,494)	1,634,346	1,361,852
Total	$3,344,453	$2,431,158	$5,775,611

Operating loss	$(1,498,578)	$(224,938)	$(1,723,516)

Depreciation and amortization	$299,601	$30,546	$330,147

Capital expenditures	$88,551	$29,882	$118,433

The Company does not allocate any assets to the reportable segments, and, therefore, no asset information is reported to the chief operating decision maker or disclosed in the financial information for each segment.

A reconciliation of the Company’s product line cost of goods sold to cost of goods sold as reported in the condensed consolidated financial statements is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Product line cost of goods sold	$3,215,699	$3,565,497	$6,020,041	$12,144,664
Non-capitalized manufacturing and production control expenses	355,069	331,533	722,818	742,299
Freight out	102,274	91,031	173,071	163,089
Inventory valuation allowances	313,000	-	47,000	55,000
Other inventory adjustments	(145,956)	(93,967)	97,771	(47,070)
Cost of goods sold	$3,840,086	$3,894,094	$7,060,701	$13,057,982

The Company recognizes sales by geographic area based on the country in which the customer is based. A portion of the Company’s Traditional segment sales made to international wholesale distributors represents products sold internationally that may be re-imported to U.S. retailers. Sales to international end consumers made by the Company’s Online Channels segment are included in U.S. sales because products are shipped and invoiced to a U.S.-based intermediary party that assumes all international shipping and credit risks. All intangible assets and property and equipment as of June 30, 2017 and December 31, 2016 are held and located in the United States.

The following presents net sales by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales
United States	$6,213,319	$5,450,060	$11,455,660	$16,092,042
International	428,473	1,076,944	831,514	1,828,233
Total	$6,641,792	$6,527,004	$12,287,174	$17,920,275

4.	FAIR VALUE MEASUREMENTS

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

Assets that are measured at fair value on a non-recurring basis include property and equipment, leasehold improvements, and intangible assets, comprising patents, license rights, and trademarks. These items are recognized at fair value when they are considered to be impaired. For the six months ended June 30, 2017, no impairment was recorded.

5.	INVENTORIES

The Company’s total inventories, net of reserves, consisted of the following as of the dates presented:

	June 30, 2017	December 31, 2016
Raw materials	$3,737,530	$3,106,617
Work-in-process	10,406,077	11,048,126
Finished goods	16,008,240	15,074,896
Finished goods on consignment	695,230	467,778
Less inventory reserves	(1,614,000)	(1,567,000)
Total	$29,233,077	$28,130,417

Current portion	$10,102,334	$9,770,206
Long-term portion	19,130,743	18,360,211
Total	$29,233,077	$28,130,417

Inventories are stated at the lower of cost or net realizable value on an average cost basis. Inventory costs include direct material and labor, inbound freight, purchasing and receiving costs, inspection costs, and warehousing costs. Any inventory on hand at the measurement date in excess of the Company’s current requirements based on historical and anticipated levels of sales is classified as long-term on the Company’s condensed consolidated balance sheets. The Company’s classification of its inventory as either short- or long-term inventory requires it to estimate the portion of on-hand inventory that can be realized over the next 12 months and does not include precious metal, labor, and other inventory purchases expected to be both purchased and realized in cost of goods sold over the next 12 months.

The Company’s work-in-process inventories include raw SiC crystals on which processing costs, such as labor and sawing, have been incurred; and components, such as metal castings and finished good moissanite jewels, that have been issued to jobs in the manufacture of finished jewelry. The Company’s moissanite jewel manufacturing process involves the production of intermediary shapes, called “preforms,” that vary depending upon the size and shape of the finished jewel. To maximize manufacturing efficiencies, preforms may be made in advance of current finished inventory needs but remain in work-in-process inventories. As of June 30, 2017 and December 31, 2016, work-in-process inventories issued to active production jobs approximated $5.22 million and $7.18 million, respectively.

The Company’s jewels do not degrade in quality over time and inventory generally consists of the shapes and sizes most commonly used in the jewelry industry. In addition, the majority of jewel inventory is not mounted in finished jewelry settings and is therefore not subject to fashion trends nor is obsolescence a significant factor. Presently, the Company has very small market penetration in the worldwide jewelry market, and the Company had the exclusive right in the U.S. through August 2015 and the exclusive right in many other countries into the third quarter of 2016 to produce and sell created SiC for use in jewelry applications. During the years ended December 31, 2016 and 2015, management identified an opportunity to sell approximately $6.77 million and $2.28 million, respectively, of legacy loose jewel inventory of less desirable quality.  As a result of these sales and feedback from customers on the value of some of these goods, the Company determined a lower of cost or net realizable value reserve of $849,000 and $517,000 as of June 30, 2017 and December 31, 2016, respectively, was required on some of the remaining inventory of these lower quality goods.

The Company manufactures finished jewelry featuring moissanite. Relative to loose moissanite jewels, finished jewelry is more fashion oriented and subject to styling trends that could render certain designs obsolete. The majority of the Company’s finished jewelry featuring moissanite is held in inventory for resale and consists of such basic designs as stud earrings, solitaire and three-stone rings, pendants, and bracelets that tend not to be subject to significant obsolescence risk due to their classic styling. In addition, the Company manufactures small individual quantities of designer-inspired moissanite fashion jewelry as part of its sample line that are used in the selling process to its wholesale customers in the Traditional segment.

Prior to March 2016, the Company purchased fashion finished jewelry comprising base metals and non-precious gemstones for sale through Lulu Avenue®, the Company’s former direct-to-consumer home party division of the Company’s wholly owned operating subsidiary, Charles & Colvard Direct, LLC. This finished jewelry was fashion oriented and subject to styling trends that could change with each catalog season, of which there are generally two each year. Typically in the jewelry industry, slow-moving or discontinued lines are sold as closeouts or liquidated in alternative sales channels.  Management reviews the finished jewelry inventory on an ongoing basis for any lower of cost or net realizable value and obsolescence issues.  Management identified certain fashion finished jewelry inventory that could not be sold due to damage or branding issues and established an obsolescence reserve of $38,000 as of June 30, 2017 and $169,000 as of December 31, 2016, for the carrying costs in excess of any estimated scrap values.  As of June 30, 2017 and December 31, 2016, management identified certain finished jewelry featuring moissanite that was obsolete due to damage and other factors that indicate the finished jewelry is unsaleable, and established an obsolescence reserve of $12,000 and $258,000, respectively, for the carrying costs in excess of any estimated scrap values.

Periodically, the Company ships finished goods inventory to wholesale customers on consignment terms. Under these terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. Finished goods on consignment at June 30, 2017 and December 31, 2016 are net of shrinkage reserves of $30,000 and $46,000, respectively, to allow for certain loose jewels and finished jewelry on consignment with wholesale customers that may not be returned or may be returned in a condition that does not meet the Company’s current grading or quality standards.

The Company’s total inventories, net of reserves, consisted of the following as of the dates presented:

	June 30, 2017	December 31, 2016
Loose jewels
Raw materials	$3,151,218	$2,586,045
Work-in-process	9,787,289	10,589,424
Finished goods	9,653,679	9,455,393
Finished goods on consignment	32,689	5,473
Total loose jewels	$22,624,875	$22,636,335
Finished jewelry
Raw materials	$586,312	$520,572
Work-in-process	618,788	458,702
Finished goods	4,735,126	4,081,275
Finished goods on consignment	632,540	416,305
Total finished jewelry	6,572,766	5,476,854
Total supplies inventory	35,436	17,228
Total inventory	$29,233,077	$28,130,417

Total net loose jewel inventories at June 30, 2017 and December 31, 2016, including inventory on consignment net of reserves, were $22.62 million and $22.64 million, respectively. The loose jewel inventories at June 30, 2017 and December 31, 2016 include shrinkage reserves of $78,000 and $67,000, respectively, which includes $8,000 and $7,000 of shrinkage reserves on inventory on consignment at June 30, 2017 and December 31, 2016, respectively. Loose jewel inventories at June 30, 2017 and December 31, 2016 also include recut reserves of $439,000 and $425,000, respectively.

Total net jewelry inventories at June 30, 2017 and December 31, 2016, including inventory on consignment net of reserves and finished jewelry featuring moissanite manufactured by the Company, were $6.57 million and $5.48 million, respectively.  The finished jewelry inventories at June 30, 2017 and December 31, 2016 also include shrinkage reserves of $133,000 and $102,000, respectively, including shrinkage reserves of $22,000 and $39,000 on inventory on consignment, respectively; and a repairs reserve of $65,000 and $29,000, respectively.

The need for adjustments to inventory reserves is evaluated on a period-by-period basis.

6.	INCOME TAXES

The Company recognized an income tax net expense for estimated tax, penalties, and interest associated with uncertain tax positions of approximately $5,000 and $4,000, respectively, for the three months ended June 30, 2017 and 2016, and $19,000 and $7,000, respectively, for the six months ended June 30, 2017 and 2016.

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. Beginning in 2014, the Company’s management determined that negative evidence outweighed the positive and established a full valuation allowance against its deferred tax assets. The Company maintained a full valuation allowance as of June 30, 2017 and December 31, 2016.

7.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments

On December 12, 2014, the Company entered into a new exclusive supply agreement (the “Supply Agreement”) with Cree, Inc. (“Cree”), which superseded and replaced the exclusive supply agreement that was set to expire in 2015. Under the Supply Agreement, subject to certain terms and conditions, the Company agreed to exclusively purchase from Cree, and Cree agreed to exclusively supply, 100% of the Company’s required SiC materials in quarterly installments that must equal or exceed a set minimum order quantity. The initial term of the Supply Agreement will expire on June 24, 2018, unless extended by the parties. The Company also has one option to unilaterally extend the term of the agreement for an additional two-year period, subject to certain conditions.  The Company’s total purchase commitment under the Supply Agreement until June 2018 is dependent upon the size of the SiC material and ranges between approximately $29.60 million and approximately $31.50 million. As of June 30, 2017, the Company’s remaining purchase commitment through June 2018 under the Supply Agreement ranges from approximately $10.13 million to approximately $12.03 million.

During the six months ended June 30, 2017 and 2016, the Company purchased approximately $4.42 million and $3.82 million, respectively, of SiC crystals from Cree.

8.	LINE OF CREDIT

On June 25, 2014, the Company and its wholly owned subsidiaries, Charles & Colvard Direct, LLC and Moissanite.com, LLC (now charlesandcolvard.com LLC) (collectively, the “Borrowers”), obtained a $10.00 million asset-based revolving credit facility (the “Credit Facility”) from Wells Fargo Bank, National Association (“Wells Fargo”). The Credit Facility may be used for general corporate and working capital purposes, including transaction fees and expenses incurred in connection therewith and the issuance of letters of credit up to a $1.00 million sublimit. The Credit Facility was scheduled to mature on June 25, 2017.

Effective June 22, 2017, the Credit Facility was amended to extend the maturity date to June 25, 2018. The Credit Facility was also amended to reduce the interest rate payable on advances under the Credit Facility to a rate equal to Wells Fargo’s daily 3-month LIBOR rate plus 2.00%, calculated on an actual/360 basis and payable monthly in arrears. In addition, the Credit Facility was amended further to include the addition of an EBITDA covenant, whereby the Borrowers must maintain a specified minimum monthly EBITDA through December 2017 if the cash position for the Borrowers’ demand deposit account maintained at Wells Fargo falls below $3.00 million or the Borrowers draw upon the Credit Facility.

The Credit Facility includes a $5.00 million sublimit for advances that are supported by a 90% guaranty provided by the U.S. Export-Import Bank. Advances under the Credit Facility are limited to a borrowing base, which is computed by applying specified advance rates to the value of the Borrowers’ eligible accounts and inventory, less reserves. Advances against inventory are further subject to an initial $3.00 million maximum. The Borrowers must maintain a minimum of $1.00 million in excess availability at all times.

Each advance accrues interest at a rate equal to either (i) Wells Fargo’s 3-month LIBOR rate plus 2.00%, or (ii) Wells Fargo’s Prime Rate plus 1.00%, each calculated on an actual/360 basis and payable monthly in arrears. Principal outstanding during an event of default accrues interest at a rate of 3% in excess of the above rate. Any advance may be prepaid in whole or in part at any time. There are no mandatory prepayments or line reductions.

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

Events of default under the Credit Facility include, without limitation, (i) any impairment of the Export-Import Bank guaranty, unless the guaranteed advances are repaid within two business days, (ii) an event of default under any other indebtedness of the Borrowers in excess of $200,000, and (iii) a material adverse change in the ability of the Borrowers to perform their obligations under the Credit Agreement or in the Borrowers’ assets, liabilities, businesses or prospects, or other circumstances that Wells Fargo believes may impair the prospect of repayment. If an event of default occurs, Wells Fargo is entitled to take enforcement action, including acceleration of amounts due under the Credit Agreement and foreclosure upon collateral.

The Credit Agreement contains other customary terms, including indemnity, expense reimbursement, yield protection, and confidentiality provisions. Wells Fargo is permitted to assign the Credit Facility.

As of June 30, 2017, the Company had not borrowed against the Credit Facility.

9.	STOCK-BASED COMPENSATION

The following table summarizes the components of the Company’s stock-based compensation included in net loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Employee stock options	$85,016	$105,543	$156,339	$244,726
Consultant stock options	-	46,862	-	97,110
Restricted stock awards	88,777	152,472	49,747	297,063
Totals	$173,793	$304,877	$206,086	$638,899

No stock-based compensation was capitalized as a cost of inventory during the three and six months ended June 30, 2017 and 2016.

Included in total stock-based compensation is approximately $0 and $(5,000) for the three months ended June 30, 2017 and 2016, respectively, related to discontinued operations. Included in total stock-based compensation are approximately $0 and $44,000 for the six months ended June 30, 2017 and 2016, respectively, related to discontinued operations.

Stock Options - The following is a summary of the stock option activity for the six months ended June 30, 2017:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2016	2,134,898	$1.99
Granted	646,369	$0.92
Forfeited	(23,750)	$1.87
Expired	(597,877)	$3.07
Outstanding, June 30, 2017	2,159,640	$1.37

The weighted average grant date fair value of stock options granted during the six months ended June 30, 2017 was $0.52. The total fair value of stock options that vested during the six months ended June 30, 2017 was approximately $255,000. The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions for stock options granted during the six months ended June 30, 2017:

Dividend yield	0.0%
Expected volatility	63.2%
Risk-free interest rate	1.86%
Expected lives (years)	5.48

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

The following table summarizes information about stock options outstanding at June 30, 2017:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Balance as of 6/30/2017	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 6/30/2017	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 6/30/2017	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
2,159,640	8.49	$1.37	1,192,521	7.72	$1.64	2,052,810	8.44	$1.39

As of June 30, 2017, the unrecognized stock-based compensation expense related to unvested stock options was approximately $456,000, which is expected to be recognized over a weighted average period of approximately 22 months.

The aggregate intrinsic value of stock options outstanding, exercisable, and vested or expected to vest at June 30, 2017 was approximately $25,000. This amount is before applicable income taxes and represents the closing market price of the Company’s common stock at June 30, 2017 less the grant price, multiplied by the number of stock options that had a grant price that is less than the closing market price. This amount represents the amount that would have been received by the optionees had these stock options been exercised on that date. No stock options were exercised during the three and six months ended June 30, 2017. During each of the three and six months ended June 30, 2016, the aggregate intrinsic value of stock options exercised was approximately $250.

Restricted Stock - The following is a summary of the restricted stock activity for the six months ended June 30, 2017:
	Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2016	359,400	$0.91
Granted	420,000	$1.11
Vested	(206,706)	$0.92
Canceled	(160,200)	$0.91
Unvested, June 30, 2017	412,494	$1.11

As of June 30, 2017, the estimated unrecognized stock-based compensation expense related to unvested restricted shares subject to achievement of performance goals was approximately $337,000, all of which is expected to be recognized over a weighted average period of approximately eight months.

Dividends - The Company has not paid any cash dividends in the current year through June 30, 2017.

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

The following table reconciles the differences between the basic and diluted net loss per share presentations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net loss from continuing operations	$(402,781)	$(983,256)	$(962,427)	$(1,731,771)
Net loss from discontinued operations	-	(4,708)	-	(563,615)
Net loss	$(402,781)	$(987,964)	$(962,427)	$(2,295,386)

Denominator:
Weighted average common shares outstanding:
Basic	21,214,730	20,966,256	21,166,799	20,848,337
Stock options and restricted stock	-	-	-	-
Diluted	21,214,730	20,966,256	21,166,799	20,848,337

Net loss per common share:
Basic – continuing operations	$(0.02)	$(0.05)	$(0.05)	$(0.08)
Basic – discontinued operations	-	-	-	(0.03)
Basic – total	$(0.02)	$(0.05)	$(0.05)	$(0.11)

Diluted – continuing operations	$(0.02)	$(0.05)	$(0.05)	$(0.08)
Diluted – discontinued operations	-	-	-	(0.03)
Diluted – total	$(0.02)	$(0.05)	$(0.05)	$(0.11)

For each of the three and six months ended June 30, 2017, stock options to purchase approximately 2.16 million shares were excluded from the computation of diluted net loss per common share because the exercise price of the stock options was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to net loss per common share. For each of the three- and six-month periods ended June 30, 2016, stock options to purchase approximately 2.32 million shares were excluded. For each of the three- and six-month periods ended June 30, 2017, approximately 412,000 restricted shares that have been issued but not yet vested have been excluded from the computation of diluted net loss per common share. For each of the three- and six-month periods ended June 30, 2016, approximately 523,000 unvested restricted shares were excluded.

11.	MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurable limits of $250,000 per depositor at each financial institution. The Company has never experienced any losses related to these balances. Non-interest-bearing amounts on deposit in excess of FDIC insurable limits at June 30, 2017 approximated $5.99 million.

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

At times, a portion of the Company’s accounts receivable will be due from customers that have individual balances of 10% or more of the Company’s total gross accounts receivable.  The following is a summary of customers that represent greater than or equal to 10% of total gross accounts receivable:

	June 30, 2017	December 31, 2016
Customer A	19%	*	%
Customer B	** %	13%
Customer C	11%	*	%

* Customers A and C did not have individual balances that represented 10% or more of total gross accounts receivable as of December 31, 2016.
** Customer B did not have an individual balance that represented 10% or more of total gross accounts receivable as of June 30, 2017.

A significant portion of sales is derived from certain customer relationships. The following is a summary of customers that represent 10% or more of total net sales:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016		2017		2016
Customer A	27%	27%		26%		14%
Customer C	11%	*	%	10%		*	%
Customer D	10%	*	%	**	%	*	%
Customer E	*** %	***	%	**	%	38%

* Customers C and D did not have net sales that represented 10% or more of total net sales for the three and six months ended June 30, 2016.
** Customers D and E did not have net sales that represented 10% or more of total net sales for the six months ended June 30, 2017.
*** Customer E did not have net sales that represented 10% or more of total net sales for the three months ended June 30, 2017 and 2016.

12.	DISCONTINUED OPERATIONS

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

Pursuant to the terms of the Purchase Agreement, the Transferred Assets included, among other things, (i) an inventory credit to be used towards $250,000 in existing non-moissanite and moissanite inventory as of the Closing Date, consisting of Direct’s current jewelry offered under the “Lulu Avenue” trademarks, (ii) all existing marketing collateral such as packaging and catalogs for Direct’s current jewelry offered under the “Lulu Avenue” trademarks as of the Closing Date, (iii) certain assigned contracts, (iv) style advisor and customer lists, and (v) all intellectual property rights owned by the Company and Direct and used solely in connection with the operation of Direct’s direct-to-consumer home party business for the sale of fashion jewelry and related products and services in the United States, excluding the “Lulu Avenue” and “Love Knot” trademarks and other “Lulu Avenue” specific intellectual property such as the domain name www.luluavenue.com and all content located on such website (the “Lulu Intellectual Property”). The inventory credit and an exclusive, nontransferable license to use the Lulu Intellectual Property that was also granted to Yanbal on the Closing Date expired on July 31, 2016. Following the Closing Date, the Company and Direct may not engage in the direct-to-consumer home party business and may not solicit style advisors or customers of the direct-to-consumer home party business. The Company had also agreed to provide to Yanbal certain transition services, which services ended August 31, 2016.

The purchase price for the Transferred Assets was $500,000 with selling expenses of approximately $131,000, resulting in a net purchase price of approximately $369,000. The Company recorded a liability associated with $35,000 of expense related to certain style advisor incentives and reduced prepaid expenses by $60,000 related to contracts acquired by Yanbal.

There were no assets or liabilities related to discontinued operations at June 30, 2017 or December 31, 2016.

The following table presents the major classes of line items constituting pretax loss from discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$-	$53,698	$-	$770,771
Costs and expenses:
Cost of goods sold	-	9,501	-	268,590
Sales and marketing	-	44,389	-	908,197
General and administrative	-	4,516	-	173,051
Interest expense	-	-	-	11
Total costs and expenses	-	58,406	-	1,349,849
Loss from discontinued operations	-	(4,708)	-	(579,078)
Other income:
Gain on sale of long-term assets	-	-	-	15,463
Total other income, net	-	-	-	15,463
Pretax loss from discontinued operations	$-	$(4,708)	$-	$(563,615)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•	We face intense competition in the worldwide jewelry industry.
•	Our failure to maintain compliance with NASDAQ’s continued listing requirements could result in the delisting of our common stock.
•	Our current wholesale customers may potentially perceive us as a competitor in the finished jewelry business.
•	We may experience quality control challenges from time to time that can result in lost revenue and harm to our brand and reputation.
•	Our business and our results of operations could be materially adversely affected as a result of general economic and market conditions.
•	We are subject to certain risks due to our international distribution channels and vendors.
•	Our operations could be disrupted by natural disasters.
•	Sales of moissanite jewelry could be dependent upon the pricing of precious metals, which is beyond our control.
•	Seasonality of our business may adversely affect our net sales and operating income.
•	We may not be able to adequately protect our intellectual property, which could harm the value of our products and brands and adversely affect our business.
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

During the six months ended June 30, 2017, we continued to see positive momentum as the outcomes of our re-branding effort began to materialize. Our Online Channels segment, including charlesandcolvard.com, marketplaces, drop-ship and other pure-play, exclusively e-commerce customers, generated an 8% increase in net sales over the same period in 2016. We believe this growth, fueled by our ongoing digital marketing efforts, drove strong Valentine’s Day and Mother’s Day sales in the first half of 2017 and overall increased traffic to the many e-commerce outlets where we advertise and sell goods.  We remain on track with our strategic programs, including the expansion of our Online Channels segment, continued growth within our Traditional segment, and our move up-market with our Forever One™ gemstone leading the charge. Continued demand from both channel partners and consumers for Forever One™ products drove substantial improvement in our gross margin percentage – to 43% for the six months ended June 30, 2017, compared with 27% for the same period in 2016, with Forever One™ representing 86% of our overall loose gemstone and finished jewelry sales. In the first half of 2017, we announced the availability of Forever One™ in six new, sought-after shapes – emerald, hearts & arrows, pear, radiant, princess, and baguette. With these additional shapes, we have increased the Forever One™ moissanite collection to a total of 11 gemstone shapes. We are continuing to focus on our expanded jewelry line, leveraging our new gemstone shapes into additional fashion, bridal, and fine jewelry selections.

Our total consolidated net sales for the six months ended June 30, 2017 of $12.29 million were 31% less than total consolidated net sales during the six months ended June 30, 2016. The decrease in consolidated net sales was primarily due to the sale, in a single transaction, during the first quarter of 2016, of approximately $6.77 million of legacy loose gemstone inventory, or the Legacy Inventory Sale, resulting from our efforts to reduce inventory levels. Traditional segment net sales for the six months ended June 30, 2017 of $7.88 million were 43% lower than Traditional segment net sales during the six months ended June 30, 2016, primarily due to the Legacy Inventory Sale in the prior year. Online Channels segment net sales for the six months ended June 30, 2017 of $4.40 million were 8% greater than Online Channels segment net sales during the six months ended June 30, 2016, primarily due to an ongoing increase in marketplaces, drop-ship, and other pure-play, exclusively e-commerce customers.

Loose jewel sales comprised 71% of our total consolidated net sales for the six months ended June 30, 2017 and decreased 41% to $8.67 million, compared with $14.60 million in the same period of 2016, primarily due to the Legacy Inventory Sale in the prior year. Finished jewelry sales for the six months ended June 30, 2017 comprised 29% of our total consolidated net sales and increased 9% to $3.61 million, compared with $3.32 million in the same period of 2016.

Operating expenses from continuing operations were $6.17 million for the six months ended June 30, 2017, compared with $6.59 million in the same period of 2016. Sales and marketing expenses increased $361,000, or 11%, to $3.69 million, primarily as a result of an increase in compensation expenses in connection with severance benefits related to the departure of our former Chief Revenue Officer. General and administrative expenses decreased $661,000, or 21%, to $2.47 million, primarily as a result of a decrease in compensation-related expenses and professional services fees, partially offset by an increase in bad debt expense associated with our allowance for doubtful accounts reserve policy.

We recorded a net loss of $962,000, or $0.05 per diluted share, for the six months ended June 30, 2017, compared to a net loss of $2.30 million, or $0.11 per diluted share, in the same period in 2016. The decreased net loss was primarily due to the discontinuance of our direct-to-consumer home party business and a more favorable gross profit margin. We recorded a net loss from continuing operations of $962,000 for the six months ended June 30, 2017, compared to a net loss from continuing operations of $1.73 million in the same period of 2016.

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

Results of Operations

The following table sets forth certain consolidated statements of operations data for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$6,641,792	$6,527,004	$12,287,174	$17,920,275
Costs and expenses:
Cost of goods sold	3,840,086	3,894,094	7,060,701	13,057,982
Sales and marketing	1,776,853	1,803,010	3,692,188	3,331,595
General and administrative	1,420,711	1,693,123	2,474,882	3,135,818
Research and development	2,324	980	3,143	2,848
Loss on abandonment of property and equipment	-	115,548	-	115,548
Total costs and expenses	7,039,974	7,506,755	13,230,914	19,643,791
Loss from operations	(398,182)	(979,751)	(943,740)	(1,723,516)
Other expense:
Interest expense	(92)	(5)	(92)	(1,512)
Total other expense, net	(92)	(5)	(92)	(1,512)
Loss before income taxes from continuing operations	(398,274)	(979,756)	(943,832)	(1,725,028)
Income tax net expense from continuing operations	(4,507)	(3,500)	(18,595)	(6,743)
Net loss from continuing operations	(402,781)	(983,256)	(962,427)	(1,731,771)

Discontinued operations:
Loss from discontinued operations	-	(4,708)	-	(579,078)
Gain on sale of assets from discontinued operations	-	-	-	15,463
Net loss from discontinued operations	-	(4,708)	-	(563,615)
Net loss	$(402,781)	$(987,964)	$(962,427)	$(2,295,386)

Consolidated Net Sales

Consolidated net sales for the three and six months ended June 30, 2017 and 2016 comprise the following:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	Dollars	Percent	2017	2016	Dollars	Percent
Loose jewels	$4,742,643	$4,956,825	$(214,182)	-4%	$8,672,363	$14,597,642	$(5,925,279)	-41%
Finished jewelry	1,899,149	1,570,179	328,970	21%	3,614,811	3,322,633	292,178	9%
Total consolidated net sales	$6,641,792	$6,527,004	$114,788	2%	$12,287,174	$17,920,275	$(5,633,101)	-31%

Consolidated net sales were $6.64 million for the three months ended June 30, 2017 compared to $6.53 million for the three months ended June 30, 2016, an increase of $115,000, or 2%.  Consolidated net sales were $12.29 million for the six months ended June 30, 2017 compared to $17.92 million for the six months ended June 30, 2016, a decrease of $5.63 million, or 31%. The increase in consolidated net sales for the three months ended June 30, 2017 was due primarily to strong finished jewelry retail sales in both of our Online Channels segment and Traditional segment. This increase was primarily offset by a decrease in Traditional segment loose jewels sales due to lower international sales demand compared to the second quarter of the prior year. The decrease in consolidated net sales for the six months ended June 30, 2017 was primarily due to the Legacy Inventory Sale during the first quarter of the prior year.

Sales of loose jewels represented 71% of total consolidated net sales for each of the three and six months ended June 30, 2017, compared to 76% and 81%, respectively, of total consolidated net sales for the corresponding periods of the prior year. For the three months ended June 30, 2017, loose jewel sales were $4.74 million compared to $4.96 million for the corresponding period of the prior year, a decrease of $214,000, or 4%. For the six months ended June 30, 2017, loose jewel sales were $8.67 million compared to $14.60 million for the corresponding period of the prior year, a decrease of $5.93 million, or 41%. The decrease for the six months ended June 30, 2017 was primarily due to the Legacy Inventory Sale during the first quarter of the prior year.

Sales of finished jewelry represented 29% of total consolidated net sales for each of the three and six months ended June 30, 2017, compared to 24% and 19%, respectively, of total consolidated net sales for the corresponding periods of the prior year. For the three months ended June 30, 2017, finished jewelry sales were $1.90 million compared to $1.57 million for the corresponding period of the prior year, an increase of $329,000, or 21%.  For the six months ended June 30, 2017, finished jewelry sales were $3.61 million compared to $3.32 million for the corresponding period of the prior year, an increase of $292,000, or 9%. The increase in finished jewelry sales for the three- and six-month periods ended June 30, 2017 was due primarily to strong finished jewelry retail sales in both of our Online Channels segment and Traditional segment.

U.S. net sales accounted for approximately 94% and 93% of total consolidated net sales for the three and six months ended June 30, 2017, respectively, compared to 84% and 90% of total consolidated net sales for the corresponding periods of the prior year. U.S. net sales increased to $6.21 million, or 14%, during the three months ended June 30, 2017 from the corresponding period of the prior year primarily as a result of increased demand in the U.S. distributor market and increased sales from both of our distributor market and online channels. U.S. net sales decreased to $11.46 million, or 29%, during the six months ended June 30, 2017 from the corresponding period of the prior year primarily as a result of the Legacy Inventory Sale during the first quarter of the prior year.

Our largest U.S. customer during the three months ended June 30, 2017 and 2016 accounted for 27% of total consolidated sales during each respective period. This same customer accounted for 26% and 14%, respectively, of total consolidated sales during the six months ended June 30, 2017 and 2016 and was our largest U.S. customer during both periods. Our second largest U.S. customer during the three months ended June 30, 2017 accounted for 11% of total consolidated sales, but did not account for a significant portion of our consolidated sales during the same period in 2016. This same customer was also our second largest U.S. customer during the six months ended June 30, 2017 and accounted for 10% of our total consolidated sales during that period, but did not account for a significant portion of our consolidated sales during the same period in 2016. Our third largest U.S. customer during the three months ended June 30, 2017 accounted for 10% of our total consolidated sales during that period, but did not account for a significant portion of our consolidated sales during the same period in 2016. Likewise, this customer did not account for a significant portion of our consolidated sales during the six months ended June 30, 2017 or 2016. Finally, our largest U.S. customer during the six months ended June 30, 2016 accounted for 38% of total consolidated sales as a result of a one-time sales transaction. This U.S. customer did not account for a significant portion of our consolidated sales during any of the other periods presented herein. We expect that we will remain dependent on our ability, and that of our largest customers, to maintain and enhance retail programs. A change in or loss of any of these customer or retailer relationships could have a material adverse effect on our results of operations.

International net sales accounted for approximately 6% and 7% of total consolidated net sales for the three and six months ended June 30, 2017, respectively, compared to 16% and 10% of total consolidated net sales for the corresponding periods of the prior year. International net sales decreased 60% and 55% during the three and six months ended June 30, 2017, respectively, from the corresponding periods of the prior year as we serve distributors in the Hong Kong and India markets and demand for loose jewels in these markets was down compared to the corresponding periods of the prior year. We have been evaluating these and other potential distributors in these international markets to determine the best long-term partner. As a result, our sales in these markets may continue to fluctuate significantly each reporting period.

We did not have an international customer account for 10% or more of total consolidated sales during the three and six months ended June 30, 2017 or 2016. A portion of our international consolidated sales represents jewels sold internationally that may be re-imported to U.S. retailers. Our top two international distributors by sales volume during the three and six months ended June 30, 2017 were located in Hong Kong. The third top international distributor by sales volume during these same periods was located in Canada.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the three and six months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	Dollars	Percent	2017	2016	Dollars	Percent
Product line cost of goods sold
Loose jewels	$2,413,144	$2,369,823	$43,321	2%	$4,403,274	$10,183,883	$(5,780,609)	-57%
Finished jewelry	802,555	1,195,674	(393,119)	-33%	1,616,767	1,960,781	(344,014)	-18%
Total product line cost of goods sold	3,215,699	3,565,497	(349,798)	-10%	6,020,041	12,144,664	(6,124,623)	-50%
Non-product line cost of goods sold	624,387	328,597	295,790	90%	1,040,660	913,318	127,342	14%
Total cost of goods sold	$3,840,086	$3,894,094	$(54,008)	-1%	$7,060,701	$13,057,982	$(5,997,281)	-46%

Total cost of goods sold was $3.84 million for the three months ended June 30, 2017 compared to $3.89 million for the three months ended June 30, 2016, a net decrease of $54,000, or 1%. Total cost of goods sold was $7.06 million for the six months ended June 30, 2017 compared to $13.06 million for the six months ended June 30, 2016, a decrease of $6.00 million, or 46%. Product line cost of goods sold is defined as product cost of goods sold in each of our Traditional segment and Online Channels segment excluding non-capitalized expenses from our manufacturing and production control departments, comprising personnel costs, depreciation, rent, utilities, and corporate overhead allocations; freight out; inventory valuation allowance adjustments; and other inventory adjustments, comprising costs of quality issues, damaged goods, and inventory write-offs.

The decrease in cost of goods sold for the three months ended June 30, 2017 was primarily due to a favorable change in product mix with greater sales of higher margin finished jewelry product in the second quarter of 2017 compared with the same period in 2016. This decrease was partially offset by a nominal increase in cost of goods sold for loose jewels of slow-moving loose gemstone inventory at lower margins. The net increase in non-product line cost of goods sold is comprised of a $313,000 increase in the change in inventory valuation allowances; a $24,000 increase in non-capitalized manufacturing and production control expenses; and an $11,000 increase in freight out. These increases were partially offset by a $52,000 decrease in other inventory adjustments.

The decrease in cost of goods sold for the six months ended June 30, 2017 compared to the same period in 2016 was primarily due to the Legacy Inventory Sale during the first quarter of 2016. The net increase in non-product line cost of goods sold comprises a $145,000 increase in other inventory adjustments and a $10,000 increase in freight out. These increases were offset in part by a $19,000 decrease in non-capitalized manufacturing and production control expenses and an $8,000 decrease in inventory valuation allowances. For further discussion of non-product line cost of goods sold, see Note 3, “Segment Information and Geographic Data,” in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Sales and Marketing

Sales and marketing expenses for the three and six months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	Dollars	Percent	2017	2016	Dollars	Percent
Sales and marketing	$1,776,853	$1,803,010	$(26,157)	-1%	$3,692,188	$3,331,595	$360,593	11%

Sales and marketing expenses were $1.78 million for the three months ended June 30, 2017 compared to $1.80 million for the three months ended June 30, 2016, a decrease of $26,000, or 1%. Sales and marketing expenses were $3.69 million for the six months ended June 30, 2017 compared to $3.33 million for the six months ended June 30, 2016, an increase of $361,000, or 11%.

The decrease in sales and marketing expenses for the three months ended June 30, 2017 compared to the same period in 2016 was primarily due to a $159,000 decrease in advertising expenses; a $59,000 decrease in travel expense; and a $4,000 net decrease in all other sales and marketing expenses. These decreases were partially offset by a $75,000 increase in compensation-related expenses; a $47,000 increase in professional services fees; a $44,000 increase in software-related costs principally in connection with maintenance agreements associated with our migration to a cloud-based data storage arrangement as well as other software-related agreements; and a $30,000 increase in general office-related expenses.

The decrease in advertising expenses for the three months ended June 30, 2017 compared to the same period in 2016 was primarily due to a $378,000 decrease in outside agency fees and a $6,000 net decrease in print media expenses. These decreases were partially offset by an $80,000 increase in Internet marketing; a $78,000 increase in cooperative advertising; a $66,000 increase in promotions; and a $1,000 net increase in all other advertising expenses.

Compensation expenses for the three months ended June 30, 2017 compared to the same period in 2016 increased primarily as a result of a $96,000 increase in salaries, commissions and related employee benefits in the aggregate and a $33,000 increase in bonus expense. These increases were partially offset by a $30,000 decrease in employee stock-based compensation expense; a $19,000 decrease in severance expenses related to personnel changes; and a $5,000 decrease in relocation expense.

The increase in sales and marketing expenses for the six months ended June 30, 2017 compared to the same period in 2016 was primarily due to a $450,000 increase in compensation-related expense; a $95,000 increase in software-related costs principally in connection with maintenance agreements associated with our migration to a cloud-based data storage arrangement as well as other software-related agreements; a $90,000 increase in professional services fees; and an $18,000 increase in general office-related expenses. These increases were partially offset by a $327,000 decrease in advertising expenses; an $11,000 decrease in research and development expenses; an $8,000 net decrease in miscellaneous other expenses; and a $7,000 decrease in travel expense.

The decrease in advertising expenses for the six months ended June 30, 2017 compared to the same period in 2016 comprises a $361,000 decrease in outside agency fees; a $41,000 decrease in Internet marketing; and a $32,000 decrease in print media expenses. These decreases were partially offset by a $63,000 increase in promotional expenses; a $35,000 increase in cooperative advertising; and a $9,000 net increase in all other advertising expenses.

Compensation expenses for the six months ended June 30, 2017 compared to the same period in 2016 increased primarily as a result of a $234,000 increase in salaries, commissions and related employee benefits in the aggregate; a $227,000 net increase in severance expense primarily related to the departure of our Chief Revenue Officer during the first quarter of 2017; a $76,000 increase in bonus expense; and a $5,000 increase in relocation expense. These increases were partially offset by a $92,000 decrease in employee stock-based compensation expense.

Sales and marketing expenses are allocated across our Traditional segment and Online Channels segment, which in 2016 included allocations to Charles & Colvard Direct, LLC, a segment we are reporting as discontinued operations. See Note 12, “Discontinued Operations”, in the Notes to the Condensed Consolidated Financial Statements for further discussion of discontinued operations. Approximately $61,000 of sales and marketing expenses for the six months ended June 30, 2016, which were incurred during the first quarter of 2016, are attributable to sales and marketing expenses that are now being allocated to our remaining two continuing operations segments that were previously allocated to Charles & Colvard Direct, LLC. The Company had no such sales and marketing expenses during the second quarter of 2016.

General and Administrative

General and administrative expenses for the three and six months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	Dollars	Percent	2017	2016	Dollars	Percent
General and administrative	$1,420,711	$1,693,123	$(272,412)	-16%	$2,474,882	$3,135,818	$(660,936)	-21%

General and administrative expenses were $1.42 million for the three months ended June 30, 2017 compared to $1.69 million for the three months ended June 30, 2016, a decrease of $272,000, or 16%. General and administrative expenses were $2.47 million for the six months ended June 30, 2017 compared to $3.14 million for the six months ended June 30, 2016, a decrease of $661,000, or 21%.

The decrease in general and administrative expenses for the three months ended June 30, 2017 compared to the same period in 2016 was primarily due to a $287,000 decrease in compensation expenses; a $50,000 decrease in depreciation and amortization expense; a $17,000 decrease in insurance expenses; a $14,000 decrease in bad debt expense associated with our allowance for doubtful accounts reserve policy; a $14,000 decrease in board retainer fees; and a $14,000 decrease in travel expenses. These decreases were partially offset by a $77,000 increase in professional services fees; a $26,000 increase in business taxes and licenses; a $12,000 increase in equipment rental expense; and a $4,000 net increase in all other general and administrative expenses.

Compensation expenses decreased for the three months ended June 30, 2017 compared to the same period in 2016 primarily due to a $149,000 decrease in salaries and related employee benefits in the aggregate; a $116,000 decrease in employee stock-based compensation expense; and a $22,000 decrease in bonus expense.

Professional services fees increased for the three months ended June 30, 2017 compared to the same period in 2016 primarily due to an increase of $109,000 in legal fees; a $29,000 increase in audit and tax services; and a $5,000 increase in investor and public relations expenses. These increases were partially offset by a decrease of $66,000 in consulting and other professional services primarily related to human resources and sales and use tax projects in the same period in 2016.

The decrease in general and administrative expenses for the six months ended June 30, 2017 compared to the same period in 2016 was primarily due to a $719,000 decrease in compensation expenses; a $123,000 decrease in professional services fees; a $71,000 decrease in depreciation and amortization expense; a $34,000 decrease in insurance expenses; a $24,000 decrease in travel expenses; a $10,000 decrease in board retainer fees; and a $10,000 net decrease in all other general and administrative expenses. These decreases were partially offset by an $89,000 increase in bad debt expense associated with our allowance for doubtful accounts reserve policy; a $35,000 increase in business taxes and licenses; a $16,000 increase in bank fees; and a $15,000 increase in equipment-related rental expense.

Compensation expenses decreased for the six months ended June 30, 2017 compared to the same period in 2016 primarily due to a $350,000 decrease in salaries and related employee benefits in the aggregate; a $325,000 decrease in employee stock-based compensation expense; and a $51,000 decrease in bonus expense. These decreases were partially offset by an increase of $7,000 in severance expenses related to personnel changes.

Professional services fees decreased for the six months ended June 30, 2017 compared to the same period in 2016 primarily due to a decrease of $56,000 in consulting and other professional services primarily related to human resources and sales and use tax projects in the same period in 2016; a decrease of $48,000 in audit and tax services; and a decrease in legal fees of $21,000. These decreases were partially offset by a $2,000 increase in investor and public relations expenses.

General and administrative expenses are allocated across our Traditional segment and Online Channels segment, which in 2016 included allocations to Charles & Colvard Direct, LLC, a segment we are reporting as discontinued operations. See Note 12, “Discontinued Operations”, in the Notes to the Condensed Consolidated Financial Statements for further discussion of discontinued operations. Approximately $5,000 and $175,000 of general and administrative expenses for the three and six months ended June 30, 2016, respectively, are attributable to general and administrative expenses that are now being allocated to our remaining two continuing operations segments that were previously allocated to Charles & Colvard Direct, LLC.

Loss on Abandonment of Property and Equipment

Loss on abandonment of property and equipment for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	Dollars	Percent	2017	2016	Dollars	Percent
Loss on abandonment of property and equipment	$-	$115,548	$(115,548)	-100%	$-	$115,548	$(115,548)	-100%

Loss on abandonment of property and equipment was $0 for the three and six months ended June 30, 2017 compared to $116,000 for the three and six months ended June 30, 2016, a decrease of approximately $116,000, or 100%.

In the three and six months ended June 30, 2016, we abandoned costs of construction in progress related to website branding and design for our direct-to-consumer e-commerce business due to a change in our corporate strategy to consolidate our web properties.

Provision for Income Taxes

We recognized an income tax net expense of approximately $4,500 and $3,500 for the three-month periods ended June 30, 2017 and 2016, respectively. We recognized an income tax net expense of approximately $18,600 and $6,700 for the six-month periods ended June 30, 2017 and 2016, respectively. Income tax provisions in these periods primarily relate to estimated tax, penalties, and interest associated with uncertain tax positions.

As of each reporting date, management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. Beginning in 2014, management determined that negative evidence outweighed the positive and established a full valuation allowance against our deferred tax assets. We maintained a full valuation allowance as of June 30, 2017 and December 31, 2016.

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of June 30, 2017, our principal sources of liquidity were cash and cash equivalents totaling $6.29 million, trade accounts receivable of $2.00 million, and net current inventory of $10.10 million, as compared to cash and cash equivalents totaling $7.43 million, trade accounts receivable of $2.79 million, and net current inventory of $9.77 million as of December 31, 2016. As described more fully below, we also have access to our $10.00 million asset-based revolving credit facility, or the Credit Facility, from Wells Fargo Bank, National Association, or Wells Fargo.

During the six months ended June 30, 2017, our working capital decreased by approximately $1.58 million to $14.49 million from $16.07 million at December 31, 2016. As described more fully below, the decrease in working capital at June 30, 2017 is primarily attributable to a decrease in our cash and cash equivalents resulting from a decrease in cash provided by our operations, a decrease in accounts receivable, and an increase in accrued expenses and other liabilities. These factors were offset partially by an increase in our allocation of inventory to short-term from long-term and decreases in both accounts payable and accrued cooperative advertising.

During the six months ended June 30, 2017, $911,000 of cash was used in continuing operations. The primary drivers of the use of cash were a net loss of $962,000, which includes $551,000 of non-cash expenditures; an increase in inventory of $1.15 million; and a decrease in accounts payable of $112,000. These factors were partially offset by a decrease in accounts receivable of $718,000; a decrease in prepaid expenses of $42,000; and an increase on other accruals of $2,000. The inventory increase was, in part, due to the purchase of new raw material SiC crystals during the period pursuant to the Supply Agreement; production of moissanite jewels; and purchases of jewelry castings and other jewelry components due to increased demand in certain channels. Accounts receivable decreased primarily due to collections efforts during the first six months of 2017 on sales made in the third and fourth quarters of 2016. We did not offer any extended wholesale customer payment terms during the six months ended June 30, 2017; however, we may offer these terms from time to time, which may not immediately increase liquidity as a result of current-period sales. We believe our competitors and other vendors in the wholesale jewelry industry have expanded their use of extended payment terms and, in aggregate, we believe that through our use of extended payment terms, we provide a competitive response in our market and that our net sales have been favorably impacted.  We are unable to estimate the impact of this program on our net sales, but if we cease providing extended payment terms in select instances, we believe we would not be competitive for some wholesale customers in the marketplace and that our net sales and profits would likely decrease.

During the six months ended June 30, 2017, we manufactured approximately $7.16 million in loose jewels and $2.64 million in finished jewelry, which includes the cost of the loose jewels and the purchase of precious metals and labor in connection with jewelry production. We expect our purchases of precious metals and labor to increase as we increase our finished jewelry business. In addition, the price of gold has increased significantly over the past decade, resulting in higher retail price points for gold jewelry. Because the market price of gold and other precious metals is beyond our control, the upward price trends could continue and have a negative impact on our operating cash flow as we manufacture finished jewelry.

Historically, our raw material inventories of SiC crystals had been purchased under exclusive supply agreements with a limited number of suppliers. Because the supply agreements restricted the sale of these crystals exclusively to us, the suppliers negotiated minimum purchase commitments with us that, when combined with our reduced sales during the periods when the purchase commitments were in effect, have resulted in levels of inventories that are higher than we might otherwise maintain. As of June 30, 2017, $19.13 million of our inventories were classified as long-term assets. Loose jewel sales and finished jewelry that we manufacture will utilize both the finished good loose jewels currently on-hand and, as we deplete certain shapes and sizes, our on-hand raw material SiC crystals of $3.15 million and new raw material that we are purchasing pursuant to the Supply Agreement.

On December 12, 2014, we entered into the Supply Agreement with Cree, our raw material SiC crystal supplier.  Under the Supply Agreement, subject to certain terms and conditions, we agreed to exclusively purchase from Cree, and Cree agreed to exclusively supply, 100% of our required SiC materials in quarterly installments that must equal or exceed a set minimum order quantity. The initial term of the Supply Agreement will expire on June 24, 2018, unless extended by the parties. We have one option to unilaterally extend the term of the agreement for an additional two-year period, subject to certain conditions.  Our total purchase commitment under the Supply Agreement until June 2018 is dependent upon the size of the SiC material and ranges between approximately $29.60 million and approximately $31.50 million. As of June 30, 2017, our remaining purchase commitment through June 2018 under the Supply Agreement ranges from approximately $10.13 million to approximately $12.03 million.

During the six months ended June 30, 2017, we purchased approximately $4.42 million of SiC crystals from Cree. We expect to use existing cash and cash equivalents, and other working capital together with future cash expected to be provided by operating activities and, if necessary, our Credit Facility, to finance our purchase commitment under the Supply Agreement.

We made no income tax payments during the six months ended June 30, 2017. As of June 30, 2017, we had approximately $882,000 of remaining federal income tax credits, $533,000 of which expire between 2018 and 2021 and the balance without an expiration, which can be carried forward to offset future income taxes. As of June 30, 2017, we also had a federal tax net operating loss carryforward of approximately $25.03 million expiring between 2020 and 2036, which can be used to offset against future federal taxable income, a North Carolina tax net operating loss carryforward of approximately $20.26 million expiring between 2023 and 2031, and various other state tax net operating loss carryforwards expiring between 2021 and 2036, which can be used to offset against future state taxable income.

On June 25, 2014, we and our wholly owned subsidiaries, Charles & Colvard Direct, LLC, and Moissanite.com, LLC (now charlesandcolvard.com LLC), collectively referred to as the Borrowers, obtained the Credit Facility from Wells Fargo. The Credit Facility may be used for general corporate and working capital purposes, including transaction fees and expenses incurred in connection therewith and the issuance of letters of credit up to a $1.00 million sublimit. The Credit Facility was scheduled to mature on June 25, 2017.

Effective June 22, 2017, the Credit Facility was amended to extend the maturity date to June 25, 2018. The Credit Facility was also amended to reduce the interest rate payable on advances under the Credit Facility to a rate equal to Wells Fargo’s daily 3-month LIBOR rate plus 2.00%, calculated on an actual/360 basis and payable monthly in arrears. In addition, the Credit Facility was amended further to include the addition of an EBITDA covenant, whereby the Borrowers must maintain a specified minimum monthly EBITDA through December 2017 if the cash position for the Borrowers’ demand deposit account maintained at Wells Fargo falls below $3.00 million or the Borrowers draw upon the Credit Facility.

The Credit Facility includes a $5.00 million sublimit for advances that are supported by a 90% guaranty provided by the U.S. Export-Import Bank. Advances under the Credit Facility are limited to a borrowing base, which is computed by applying specified advance rates to the value of the Borrowers’ eligible accounts and inventory, less reserves. Advances against inventory are further subject to an initial $3.00 million maximum. We must maintain a minimum of $1.00 million in excess availability at all times.

Each advance accrues interest at a rate equal to either (i) Wells Fargo’s three-month LIBOR rate plus 2.00%, or (ii) Wells Fargo’s Prime Rate plus 1.00%, each calculated on an actual/360 basis and payable monthly in arrears. Principal outstanding during an event of default accrues interest at a rate of 3% in excess of the above rate. Any advance may be prepaid in whole or in part at any time. There are no mandatory prepayments or line reductions.

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

As of June 30, 2017, we had not borrowed against the Credit Facility.

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

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. During the three months ended June 30, 2017, we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 1A.	Risk Factors

We discuss in our Annual Report on Form 10-K for the year ended December 31, 2016 various risks that may materially affect our business. There have been no material changes to such risks, except as set forth below and that the risk factor relating to the resignation of our former Chief Financial Officer and former Chief Revenue Officer is no longer applicable because we have successfully completed the transition.

The execution of our business plans could significantly impact our liquidity. The execution of our business plans to expand our direct-to-consumer distribution channels and to create required inventory of our Forever OneTM jewels requires significant investments, which may reduce our cash position. Should we fail to execute on our business plans, we could see delays in the return of cash from our investments, resulting in a liquidity shortfall. Under the Credit Facility, failure to conduct our business as conducted on the date we obtained the Credit Facility, failure to make required payments to third parties, or failure to comply with the other covenants and defaults contained in the Credit Facility, including a covenant to maintain at least $1.00 million in excess availability (as defined under the Credit Facility) and a covenant to maintain a specified minimum monthly EBITDA through December 2017 if the cash position for our demand deposit account maintained at Wells Fargo falls below $3.00 million or we draw upon the Credit Facility, could restrict our ability to draw on the Credit Facility. If we are not able to take advances against the Credit Facility, our cash and cash equivalents and other working capital may be insufficient to meet our working capital and capital expenditure needs.

Our failure to maintain compliance with NASDAQ’s continued listing requirements could result in the delisting of our common stock. Our common stock is currently listed on the NASDAQ Global Select Market. In order to maintain this listing, we must satisfy minimum financial and other requirements. On May 4, 2017, we received a notification letter from NASDAQ’s Listing Qualifications Department indicating that we are not in compliance with NASDAQ Listing Rule 5450(a)(1), because the minimum bid price of our common stock on the NASDAQ Global Select Market has closed below $1.00 per share for 30 consecutive business days. In accordance with NASDAQ Listing Rule 5810(c)(3)(A), we have 180 calendar days, or until October 31, 2017, to regain compliance with the minimum $1.00 bid price per share requirement. To regain compliance, any time before October 31, 2017, the bid price of our common stock must close at $1.00 per share or more for a minimum of 10 consecutive business days. If we do not regain compliance during this cure period, we expect that NASDAQ will provide written notification to us that our common stock will be delisted. At that time, we may appeal NASDAQ’s delisting determination to a NASDAQ hearing panel. Alternatively, we may be eligible to transfer to The NASDAQ Capital Market in order to receive an additional 180-day grace period if we satisfy all of the requirements, other than the minimum bid price requirement, for listing on The NASDAQ Capital Market.

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
10.1
Employment Agreement, dated May 23, 2017, by and between Charles & Colvard, Ltd. and Clint J. Pete (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on May 24, 2017)

10.2
Employment Agreement, dated May 23, 2017, by and between Charles & Colvard, Ltd. and Don O’Connell (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on May 24, 2017)

10.3
Fourth Amendment to Credit and Security Agreement, dated as of June 22, 2017, by and among Charles & Colvard, Ltd., Charles & Colvard Direct, LLC, charlesandcolvard.com, LLC (formerly known as Moissanite.com, LLC) and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on June 26, 2017)

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
101
The following materials from Charles & Colvard, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARLES & COLVARD, LTD.

	By:	/s/ Suzanne Miglucci
August 3, 2017		Suzanne Miglucci
President and Chief Executive Officer

	By:	/s/ Clint J. Pete
August 3, 2017		Clint J. Pete
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1
Employment Agreement, dated May 23, 2017, by and between Charles & Colvard, Ltd. and Clint J. Pete (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on May 24, 2017)

10.2
Employment Agreement, dated May 23, 2017, by and between Charles & Colvard, Ltd. and Don O’Connell (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on May 24, 2017)

10.3
Fourth Amendment to Credit and Security Agreement, dated as of June 22, 2017, by and among Charles & Colvard, Ltd., Charles & Colvard Direct, LLC, charlesandcolvard.com, LLC (formerly known as Moissanite.com, LLC) and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on June 26, 2017)

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
101
The following materials from Charles & Colvard, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.