Form 10-Q
period 2017-09-30
CHARLES & COLVARD LTD
filed 2017-11-03
CIK 1015155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

As of October 30, 2017, there were 21,594,685 shares of the registrant’s common stock, no par value per share, outstanding.

CHARLES & COLVARD, LTD.

FORM 10-Q
For the Quarterly Period Ended September 30, 2017

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017 (unaudited)	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$5,127,906	$7,427,273
Accounts receivable, net	2,612,188	2,794,626
Inventory, net	11,115,715	9,770,206
Prepaid expenses and other assets	736,493	682,083
Total current assets	19,592,302	20,674,188
Long-term assets:
Inventory, net	19,782,460	18,360,211
Property and equipment, net	1,319,962	1,391,116
Intangible assets, net	9,026	8,808
Other assets	66,330	71,453
Total long-term assets	21,177,778	19,831,588
TOTAL ASSETS	$40,770,080	$40,505,776

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,884,461	$3,977,149
Accrued cooperative advertising	86,173	50,000
Accrued expenses and other liabilities	787,449	581,107
Total current liabilities	5,758,083	4,608,256
Long-term liabilities:
Accrued expenses and other liabilities	498,068	594,916
Accrued income taxes	457,085	433,983
Total long-term liabilities	955,153	1,028,899
Total liabilities	6,713,236	5,637,155
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock, no par value; 50,000,000 shares authorized; 21,594,685 and 21,369,885 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	54,243,816	54,243,816
Additional paid-in capital	14,608,145	14,282,956
Accumulated deficit	(34,795,117)	(33,658,151)
Total shareholders’ equity	34,056,844	34,868,621
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$40,770,080	$40,505,776

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$6,208,808	$5,212,973	$18,495,982	$23,133,248
Costs and expenses:
Cost of goods sold	3,483,603	3,221,007	10,544,303	16,278,989
Sales and marketing	1,757,007	1,891,162	5,449,195	5,222,757
General and administrative	1,137,736	1,244,400	3,612,618	4,380,218
Research and development	489	-	3,633	2,848
Loss on abandonment of property and equipment	-	473	-	116,021
Total costs and expenses	6,378,835	6,357,042	19,609,749	26,000,833
Loss from operations	(170,027)	(1,144,069)	(1,113,767)	(2,867,585)
Other expense:
Interest expense	(5)	(36)	(97)	(1,548)
Total other expense	(5)	(36)	(97)	(1,548)
Loss before income taxes from continuing operations	(170,032)	(1,144,105)	(1,113,864)	(2,869,133)
Income tax net expense from continuing operations	(4,507)	(3,325)	(23,102)	(10,068)
Net loss from continuing operations	(174,539)	(1,147,430)	(1,136,966)	(2,879,201)

Discontinued operations:
Loss from discontinued operations	-	(6,949)	-	(586,027)
(Loss) gain on sale of assets from discontinued operations	-	(3,065)	-	12,398

Net loss from discontinued operations	-	(10,014)	-	(573,629)
Net loss	$(174,539)	$(1,157,444)	$(1,136,966)	$(3,452,830)

Net loss per common share:
Basic – continuing operations	$(0.01)	$(0.06)	$(0.05)	$(0.14)
Basic – discontinued operations	-	(0.00)	-	(0.03)
Basic – total	$(0.01)	$(0.06)	$(0.05)	$(0.17)

Diluted – continuing operations	$(0.01)	$(0.06)	$(0.05)	$(0.14)
Diluted – discontinued operations	-	(0.00)	-	(0.03)
Diluted – total	$(0.01)	$(0.06)	$(0.05)	$(0.17)

Weighted average number of shares used in computing net loss per common share:
Basic	21,218,468	20,997,686	21,184,211	20,898,484
Diluted	21,218,468	20,997,686	21,184,211	20,898,484

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,136,966)	$(3,452,830)
Net loss from discontinued operations	-	(573,629)
Net loss from continuing operations	(1,136,966)	(2,879,201)
Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities of continuing operations:
Depreciation and amortization	318,722	445,576
Stock-based compensation	325,189	829,381
Provision for uncollectible accounts	96,000	(60,300)
Provision for sales returns	(19,000)	(430,000)
Provision for inventory reserves	44,000	54,000
Loss on abandonment of property and equipment	-	116,021
Changes in operating assets and liabilities:
Accounts receivable	105,438	2,396,925
Inventory	(2,811,758)	5,092,381
Prepaid expenses and other assets, net	(49,287)	(87,071)
Accounts payable	907,312	281,477
Accrued cooperative advertising	36,173	(49,000)
Accrued income taxes	23,102	10,068
Accrued expenses and other liabilities	109,494	(151,071)
Net cash (used in) provided by operating activities of continuing operations	(2,051,581)	5,569,186
Net cash used in operating activities of discontinued operations	-	(1,123,381)
Net cash (used in) provided by operating activities	(2,051,581)	4,445,805

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(246,284)	(410,306)
Intangible assets	(1,502)	(2,446)
Net cash used in investing activities of continuing operations	(247,786)	(412,752)
Net cash provided by investing activities of discontinued operations	-	368,671
Net cash used in investing activities	(247,786)	(44,081)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock option exercises	-	2,300
Net cash provided by financing activities of continuing operations	-	2,300

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,299,367)	4,404,024
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,427,273	5,274,305
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,127,906	$9,678,329

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$97	$1,548

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	DESCRIPTION OF BUSINESS

Charles & Colvard, Ltd. (the “Company”), a North Carolina corporation founded in 1995, manufactures, markets, and distributes Charles & Colvard Created Moissanite® (hereinafter referred to as moissanite or moissanite jewels) and finished jewelry featuring moissanite for sale in the worldwide jewelry market.  Moissanite, also known by its chemical name silicon carbide (SiC), is a rare mineral first discovered in a meteorite crater.  Because naturally occurring SiC crystals are too small for commercial use, larger crystals must be grown in a laboratory.  Leveraging its advantage of being the original and leading worldwide source of created moissanite, the Company’s strategy is to establish itself with reputable, high-quality, and sophisticated brands across multiple channels, and to position moissanite as an ethically-sourced, affordable, and luxurious alternative to other gemstones such as diamond. The Company believes this is possible due to moissanite’s exceptional brilliance, fire, durability, and rarity like no other jewel available on the market. The Company sells loose moissanite jewels and finished jewelry at wholesale prices to distributors, manufacturers, retailers, TV shopping networks, and designers, including some of the largest distributors and jewelry manufacturers in the world, which mount them into fine jewelry to be sold at retail outlets and via the Internet. The Company sells at retail prices to end consumers through its wholly owned operating subsidiaries, charlesandcolvard.com, LLC (formerly Moissanite.com, LLC)  and Charles & Colvard Direct, LLC (until March 2016), third-party online marketplaces, drop-ship, and other pure-play, exclusively e-commerce outlets. As of September 30, 2016, the Company changed the name of its wholly owned subsidiary Moissanite.com, LLC to charlesandcolvard.com, LLC. The Company believes its continued and expanding use of multiple sales channels to the jewelry trade and the end consumer with branded finished jewelry featuring moissanite positions the Company’s goods at the many touchpoints where consumers are when they are making their buying decisions – thereby creating greater exposure for its brand and increasing consumer demand.

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

Basis of Presentation and Principles of Consolidation - The accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, the unaudited statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2017.

The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2017 and the three and nine months ended September 30, 2016 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of December 31, 2016 is derived from the audited financial statements as of that date. The accompanying statements should be read in conjunction with the audited financial statements and related notes, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 10, 2017 (the “2016 Annual Report”).

The accompanying condensed consolidated financial statements as of and for the three and nine months ended September 30, 2017, as of and for the three and nine months ended September 30, 2016, and as of December 31, 2016 include the accounts of the Company and its wholly owned subsidiaries charlesandcolvard.com, LLC (formerly Moissanite.com, LLC), formed in 2011; Charles & Colvard Direct, LLC, formed in 2011; and Charles & Colvard (HK) Ltd., the Company’s Hong Kong subsidiary that became a dormant entity in the second quarter of 2009 and the operations of which ceased in 2008. All intercompany accounts have been eliminated.

Significant Accounting Policies - In the opinion of the Company’s management, the significant accounting policies used for the three and nine months ended September 30, 2017 are consistent with those used for the year ended December 31, 2016. Accordingly, please refer to Note 2 to the Consolidated Financial Statements in the 2016 Annual Report for the Company’s significant accounting policies.

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

Recently Adopted/Issued Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board (the “FASB”) issued an accounting standard that supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the standard is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The standard defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption (which includes additional footnote disclosures). The Company will complete its review of contracts, the related documentation and the new disclosure requirements in the fourth quarter of 2017. The Company anticipates using the modified retrospective method of adoption and does not anticipate a material effect on the timing and measurement of revenue recognition.

In February 2016, the FASB issued guidance that establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the statement of operations. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company currently expects that upon adoption of this standard, ROU assets and liabilities will be recognized in the balance sheet in amounts that will be material.

3.	SEGMENT INFORMATION AND GEOGRAPHIC DATA

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making operating decisions and assessing performance as the source of the Company’s operating and reportable segments.

Previously, the Company managed its business through two operating and reportable segments: wholesale distribution transacted through the parent entity, and the direct-to-consumer distribution channel transacted through the Company’s wholly owned operating subsidiary, charlesandcolvard.com, LLC (formerly Moissanite.com, LLC). During the first quarter of 2017, the Company began managing its business through two newly defined operating and reportable segments based on its distribution channels to sell its product lines, loose jewels and finished jewelry: its “Traditional” segment, which consists of wholesale, retail, and television customers; and its “Online Channels” segment, which consists of e-commerce outlets including charlesandcolvard.com, marketplaces, drop-ship, and other pure-play, exclusively e-commerce outlets. The accounting policies of the Traditional segment and Online Channels segment are the same as those described in Note 2, “Basis of Presentation and Significant Accounting Policies” of this Quarterly Report on Form 10-Q and in the Notes to the Consolidated Financial Statements in the 2016 Annual Report.

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

Summary financial information by reportable segment is as follows:

	Three Months Ended September 30, 2017
	Traditional	Online Channels	Total
Net sales
Loose jewels	$3,407,092	$691,380	$4,098,472
Finished jewelry	726,985	1,383,351	2,110,336
Total	$4,134,077	$2,074,731	$6,208,808

Product line cost of goods sold
Loose jewels	$1,877,210	$367,378	$2,244,588
Finished jewelry	378,799	610,762	989,561
Total	$2,256,009	$978,140	$3,234,149

Product line gross profit
Loose jewels	$1,529,882	$324,002	$1,853,884
Finished jewelry	348,186	772,589	1,120,775
Total	$1,878,068	$1,096,591	$2,974,659

Operating income (loss)	$110,601	$(280,628)	$(170,027)

Depreciation and amortization	$74,281	$30,277	$104,558

Capital expenditures	$19,651	$-	$19,651

	Three Months Ended September 30, 2016
	Traditional	Online Channels	Total
Net sales
Loose jewels	$3,165,142	$432,337	$3,597,479
Finished jewelry	302,652	1,312,842	1,615,494
Total	$3,467,794	$1,745,179	$5,212,973

Product line cost of goods sold
Loose jewels	$1,654,137	$154,842	$1,808,979
Finished jewelry	148,760	557,419	706,179
Total	$1,802,897	$712,261	$2,515,158

Product line gross profit
Loose jewels	$1,511,005	$277,495	$1,788,500
Finished jewelry	153,892	755,423	909,315
Total	$1,664,897	$1,032,918	$2,697,815

Operating loss	$(612,526)	$(531,070)	$(1,143,596)

Depreciation and amortization	$100,720	$14,709	$115,429

Capital expenditures	$58,695	$233,178	$291,873

	Nine Months Ended September 30, 2017
	Traditional	Online Channels	Total
Net sales
Loose jewels	$10,506,456	$2,264,379	$12,770,835
Finished jewelry	1,512,310	4,212,837	5,725,147
Total	$12,018,766	$6,477,216	$18,495,982

Product line cost of goods sold
Loose jewels	$5,546,616	$1,101,245	$6,647,861
Finished jewelry	893,600	1,712,728	2,606,328
Total	$6,440,216	$2,813,973	$9,254,189

Product line gross profit
Loose jewels	$4,959,840	$1,163,134	$6,122,974
Finished jewelry	618,710	2,500,109	3,118,819
Total	$5,578,550	$3,663,243	$9,241,793

Operating loss	$(475,236)	$(638,531)	$(1,113,767)

Depreciation and amortization	$225,906	$92,816	$318,722

Capital expenditures	$242,663	$3,621	$246,284

	Nine Months September 30, 2016
	Traditional	Online Channels	Total
Net sales
Loose jewels	$16,572,061	$1,623,309	$18,195,370
Finished jewelry	723,545	4,214,333	4,937,878
Total	$17,295,606	$5,837,642	$23,133,248

Product line cost of goods sold
Loose jewels	$11,444,109	$548,753	$11,992,862
Finished jewelry	842,147	1,824,813	2,666,960
Total	$12,286,256	$2,373,566	$14,659,822

Product line gross profit (loss)
Loose jewels	$5,127,952	$1,074,556	$6,202,508
Finished jewelry	(118,602)	2,389,520	2,270,918
Total	$5,009,350	$3,464,076	$8,473,426

Operating loss	$(2,111,576)	$(756,009)	$(2,867,585)

Depreciation and amortization	$400,321	$45,255	$445,576

Capital expenditures	$147,246	$263,060	$410,306

The Company does not allocate any assets to the reportable segments, and, therefore, no asset information is reported to the chief operating decision maker or disclosed in the financial information for each segment.

A reconciliation of the Company’s product line cost of goods sold to cost of goods sold as reported in the condensed consolidated financial statements is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Product line cost of goods sold	$3,234,149	$2,515,158	$9,254,189	$14,659,822
Non-capitalized manufacturing and production control expenses	298,858	448,038	1,021,676	1,190,321
Freight out	100,016	105,616	273,088	268,705
Inventory valuation allowances	(3,000)	(1,000)	44,000	54,000
Other inventory adjustments	(146,420)	153,195	(48,650)	106,141
Cost of goods sold	$3,483,603	$3,221,007	$10,544,303	$16,278,989

The Company recognizes sales by geographic area based on the country in which the customer is based. A portion of the Company’s Traditional segment sales made to international wholesale distributors represents products sold internationally that may be re-imported to U.S. retailers. Sales to international end consumers made by the Company’s Online Channels segment are included in U.S. sales because products are shipped and invoiced to a U.S.-based intermediary party that assumes all international shipping and credit risks. All intangible assets and property and equipment as of September 30, 2017 and December 31, 2016 are held and located in the United States.

The following presents net sales by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales
United States	$5,750,825	$4,590,299	$17,206,485	$20,682,341
International	457,983	622,674	1,289,497	2,450,907
Total	$6,208,808	$5,212,973	$18,495,982	$23,133,248

4.	FAIR VALUE MEASUREMENTS

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

Assets that are measured at fair value on a non-recurring basis include property and equipment, leasehold improvements, and intangible assets, comprising patents, license rights, and trademarks. These items are recognized at fair value when they are considered to be impaired. For each of the three- and nine- month periods ended September 30, 2017 and 2016, no impairment was recorded.

5.	INVENTORIES

The Company’s total inventories, net of reserves, consisted of the following as of the dates presented:

	September 30, 2017	December 31, 2016
Raw materials	$4,076,977	$3,106,617
Work-in-process	10,715,382	11,048,126
Finished goods	16,749,663	15,057,668
Finished goods on consignment	944,957	467,778
Supplies Inventory	22,196	17,228
Less inventory reserves	(1,611,000)	(1,567,000)
Total	$30,898,175	$28,130,417

Current portion	$11,115,715	$9,770,206
Long-term portion	19,782,460	18,360,211
Total	$30,898,175	$28,130,417

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

The Company’s work-in-process inventories include raw SiC crystals on which processing costs, such as labor and sawing, have been incurred; and components, such as metal castings and finished good moissanite jewels, that have been issued to jobs in the manufacture of finished jewelry. The Company’s moissanite jewel manufacturing process involves the production of intermediary shapes, called “preforms,” that vary depending upon the size and shape of the finished jewel. To maximize manufacturing efficiencies, preforms may be made in advance of current finished inventory needs but remain in work-in-process inventories. As of September 30, 2017 and December 31, 2016, work-in-process inventories issued to active production jobs approximated $5.20 million and $7.18 million, respectively.

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

The Company manufactures finished jewelry featuring moissanite. Relative to loose moissanite jewels, finished jewelry is more fashion oriented and subject to styling trends that could render certain designs obsolete. The majority of the Company’s finished jewelry featuring moissanite is held in inventory for resale and consists of such basic designs as stud earrings, solitaire and three-stone rings, pendants, and bracelets that tend not to be subject to significant obsolescence risk due to their classic styling. In addition, the Company manufactures small individual quantities of designer-inspired moissanite fashion jewelry as part of its sample line that are used in the selling process to its customers.

Prior to March 2016, the Company purchased fashion finished jewelry comprising base metals and non-precious gemstones for sale through Lulu Avenue®, the Company’s former direct-to-consumer home party business of the Company’s wholly owned operating subsidiary, Charles & Colvard Direct, LLC. This finished jewelry was fashion oriented and subject to styling trends that could change with each catalog season, of which there are generally two each year.

The Company’s total inventories, net of reserves, consisted of the following as of the dates presented:

	September 30, 2017	December 31, 2016
Loose jewels
Raw materials	$3,439,841	$2,586,045
Work-in-process	9,344,185	10,589,424
Finished goods	9,512,647	9,455,393
Finished goods on consignment	41,107	5,473
Total loose jewels	$22,337,780	$22,636,335
Finished jewelry
Raw materials	$637,136	$520,572
Work-in-process	1,371,197	458,702
Finished goods	5,645,016	4,081,275
Finished goods on consignment	884,850	416,305
Total finished jewelry	8,539,199	5,476,854
Total supplies inventory	22,196	17,228
Total inventory	$30,898,175	$28,130,417

Total net loose jewel inventories at September 30, 2017 and December 31, 2016, including inventory on consignment net of reserves, were $22.34 million and $22.64 million, respectively. Total net finished jewelry inventories at September 30, 2017 and December 31, 2016, including inventory on consignment net of reserves and finished jewelry featuring moissanite manufactured by the Company, were $8.54 million and $5.48 million, respectively.

As of September 30, 2017 and December 31, 2016, management established an obsolescence reserve of $921,000 and $944,000, respectively. Typically, in the jewelry industry, slow-moving or discontinued lines are sold as closeouts or liquidated in alternative sales channels. During the years ended December 31, 2016 and 2015, management identified an opportunity to sell approximately $6.77 million and $2.28 million, respectively, of legacy loose jewel inventory of less desirable quality. As a result of these sales and feedback from customers on the value of some of these goods, the Company determined an obsolescence reserve for lower of cost or net realizable value of $838,000 and $517,000 as of September 30, 2017 and December 31, 2016, respectively, was required on some of the remaining loose jewel inventory of these lower quality goods. As of September 30, 2017 and December 31, 2016, management identified certain finished jewelry that was obsolete due to damage and other factors that indicate the finished jewelry is unsaleable, and established an obsolescence reserve of $83,000 and $427,000, respectively, for the carrying costs in excess of any estimated scrap values. Management reviews the finished jewelry inventory on an ongoing basis for any lower of cost or net realizable value and obsolescence issues.

As of September 30, 2017 and December 31, 2016 management established a rework reserve for recut and repairs of $534,000 and $454,000, respectively. Loose jewel inventories at September 30, 2017 and December 31, 2016 included recut reserves of $430,000 and $425,000, respectively. The finished jewelry inventories at September 30, 2017 and December 31, 2016 include a repairs reserve of $104,000 and $29,000, respectively.

As of September 30, 2017 and December 31, 2016 management established a shrinkage reserve of $156,000 and $169,000, respectively. The loose jewel inventories at September 30, 2017 and December 31, 2016 include shrinkage reserves of $36,000 and $67,000, respectively. The finished jewelry inventories at September 30, 2017 and December 31, 2016 include shrinkage reserves of $120,000 and $102,000, respectively.

Periodically, the Company ships finished goods inventory to certain Traditional segment customers on consignment terms. Under these terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. Included in the total shrinkage reserve is the shrinkage reserve for finished goods on consignment of $19,000 and $46,000 as of September 30, 2017 and December 31, 2016, respectively, to allow for certain loose jewels and finished jewelry on consignment with certain Traditional segment customers that may not be returned or may be returned in a condition that does not meet the Company’s current grading or quality standards. The loose jewel inventories on consignment at September 30, 2017 and December 31, 2016 include shrinkage reserves of $1,000 and $7,000, respectively. The finished jewelry inventories on consignment at September 30, 2017 and December 31, 2016 include shrinkage reserves of $18,000 and $39,000, respectively.

The need for adjustments to inventory reserves is evaluated on a period-by-period basis.

6.	INCOME TAXES

The Company recognized an income tax net expense for estimated tax, penalties, and interest associated with uncertain tax positions of approximately $5,000 and $3,000, respectively, for the three months ended September 30, 2017 and 2016, and $23,000 and $10,000, respectively, for the nine months ended September 30, 2017 and 2016.

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. Beginning in 2014, the Company’s management determined that negative evidence outweighed the positive and established a full valuation allowance against its deferred tax assets. The Company maintained a full valuation allowance as of September 30, 2017 and December 31, 2016.

7.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments

On December 12, 2014, the Company entered into a new exclusive supply agreement (the “Supply Agreement”) with Cree, Inc. (“Cree”), which superseded and replaced the exclusive supply agreement that was set to expire in 2015. Under the Supply Agreement, subject to certain terms and conditions, the Company agreed to exclusively purchase from Cree, and Cree agreed to exclusively supply, 100% of the Company’s required SiC materials in quarterly installments that must equal or exceed a set minimum order quantity. The initial term of the Supply Agreement will expire on June 24, 2018, unless extended by the parties. The Company also has one option to unilaterally extend the term of the agreement for an additional two-year period, subject to certain conditions.  The Company’s total purchase commitment under the Supply Agreement until June 2018 is dependent upon the size of the SiC material and ranges between approximately $29.60 million and approximately $31.50 million. As of September 30, 2017, the Company’s remaining purchase commitment through June 2018 under the Supply Agreement ranges from approximately $7.64 million to approximately $9.54 million.

During the nine months ended September 30, 2017 and 2016, the Company purchased approximately $6.90 million and $6.01 million, respectively, of SiC crystals from Cree.

8.	LINE OF CREDIT

On June 25, 2014, the Company and its wholly owned subsidiaries, Charles & Colvard Direct, LLC and Moissanite.com, LLC (now charlesandcolvard.com, LLC) (collectively, the “Borrowers”), obtained a $10.00 million asset-based revolving credit facility (the “Credit Facility”) from Wells Fargo Bank, National Association (“Wells Fargo”). The Credit Facility may be used for general corporate and working capital purposes, including transaction fees and expenses incurred in connection therewith and the issuance of letters of credit up to a $1.00 million sublimit. The Credit Facility was scheduled to mature on June 25, 2017.

Effective June 22, 2017, the Credit Facility was amended to extend the maturity date to June 25, 2018. The Credit Facility was also amended to reduce the interest rate payable on advances under the Credit Facility to a rate equal to Wells Fargo’s daily three-month LIBOR rate plus 2.00%, calculated on an actual/360 basis and payable monthly in arrears. In addition, the Credit Facility was amended further to include the addition of an EBITDA covenant, whereby the Borrowers must maintain a specified minimum monthly EBITDA through December 2017 if the cash position for the Borrowers’ demand deposit account maintained at Wells Fargo falls below $3.00 million or the Borrowers draw upon the Credit Facility.

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

Each advance accrues interest at a rate equal to either (i) Wells Fargo’s three-month LIBOR rate plus 2.00% or (ii) Wells Fargo’s Prime Rate plus 1.00%, each calculated on an actual/360 basis and payable monthly in arrears. Principal outstanding during an event of default accrues interest at a rate of 3% in excess of the above rate. Any advance may be prepaid in whole or in part at any time. There are no mandatory prepayments or line reductions.

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

As of September 30, 2017, the Company had not borrowed against the Credit Facility.

9.	STOCK-BASED COMPENSATION

The following table summarizes the components of the Company’s stock-based compensation included in net loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Employee stock options	$93,631	$94,715	$249,969	$339,441
Consultant stock options	-	39,143	-	136,253
Restricted stock awards	25,472	100,796	75,220	397,859
Totals	$119,103	$234,654	$325,189	$873,553

No stock-based compensation was capitalized as a cost of inventory during the three and nine months ended September 30, 2017 and 2016.

Included in total stock-based compensation is approximately $0 for each of the three-month periods ended September 30, 2017 and 2016, related to discontinued operations. Included in total stock-based compensation are approximately $0 and $44,000 for the nine months ended September 30, 2017 and 2016, respectively, related to discontinued operations.

Stock Options - The following is a summary of the stock option activity for the nine months ended September 30, 2017:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2016	2,134,898	$1.99
Granted	681,369	$0.92
Forfeited	(68,000)	$1.38
Expired	(603,252)	$3.08
Outstanding, September 30, 2017	2,145,015	$1.36

The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2017 was $0.51. The total fair value of stock options that vested during the nine months ended September 30, 2017 was approximately $312,000. The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions for stock options granted during the nine months ended September 30, 2017:

Dividend yield	0.0%
Expected volatility	63.0%
Risk-free interest rate	1.86%
Expected lives (years)	5.49

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

The following table summarizes information about stock options outstanding at September 30, 2017:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Balance as of 9/30/2017	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 9/30/2017	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 9/30/2017	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
2,145,015	8.14	$1.36	1,256,146	7.32	$1.62	2,039,272	8.08	$1.38

As of September 30, 2017, the unrecognized stock-based compensation expense related to unvested stock options was approximately $350,000, which is expected to be recognized over a weighted average period of approximately 23 months.

The aggregate intrinsic value of stock options outstanding, exercisable, and vested or expected to vest at September 30, 2017 was approximately $9,000. This amount is before applicable income taxes and represents the closing market price of the Company’s common stock at September 30, 2017 less the grant price, multiplied by the number of stock options that had a grant price that is less than the closing market price. This amount represents the amount that would have been received by the optionees had these stock options been exercised on that date. No stock options were exercised during the three and nine months ended September 30, 2017. During each of the three- and nine-month periods ended September 30, 2016, the aggregate intrinsic value of stock options exercised was approximately $250.

Restricted Stock - The following is a summary of the restricted stock activity for the nine months ended September 30, 2017:

	Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2016	359,400	$0.91
Granted	420,000	$1.11
Vested	(210,453)	$0.92
Canceled	(195,200)	$0.95
Unvested, September 30, 2017	373,747	$1.11

As of September 30, 2017, the estimated unrecognized stock-based compensation expense related to unvested restricted shares subject to achievement of performance goals was approximately $227,000, all of which is expected to be recognized over a weighted average period of approximately five months.

Dividends - The Company has not paid any cash dividends in the current year through September 30, 2017.

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

The following table reconciles the differences between the basic and diluted net loss per share presentations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net loss from continuing operations	$(174,539)	$(1,147,430)	$(1,136,966)	$(2,879,201)
Net loss from discontinued operations	-	(10,014)	-	(573,629)
Net loss	$(174,539)	$(1,157,444)	$(1,136,966)	$(3,452,830)

Denominator:
Weighted average common shares outstanding:
Basic	21,218,468	20,997,686	21,184,211	20,898,484
Stock options and restricted stock	-	-	-	-
Diluted	21,218,468	20,997,686	21,184,211	20,898,484

Net loss per common share:
Basic – continuing operations	$(0.01)	$(0.06)	$(0.05)	$(0.14)
Basic – discontinued operations	-	(0.00)	-	(0.03)
Basic – total	$(0.01)	$(0.06)	$(0.05)	$(0.17)

Diluted – continuing operations	$(0.01)	$(0.06)	$(0.05)	$(0.14)
Diluted – discontinued operations	-	(0.00)	-	(0.03)
Diluted – total	$(0.01)	$(0.06)	$(0.05)	$(0.17)

For each of the three- and nine-month periods ended September 30, 2017, stock options to purchase approximately 2.15 million shares were excluded from the computation of diluted net loss per common share because the exercise price of the stock options was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to net loss per common share. For each of the three- and nine-month periods ended September 30, 2016, stock options to purchase approximately 2.23 million shares were excluded. For each of the three- and nine-month periods ended September 30, 2017, approximately 374,000 restricted shares that have been issued but not yet vested have been excluded from the computation of diluted net loss per common share. For each of the three- and nine-month periods ended September 30, 2016, approximately 438,000 unvested restricted shares were excluded.

11.	MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurable limits of $250,000 per depositor at each financial institution. The Company has never experienced any losses related to these balances. Non-interest-bearing amounts on deposit in excess of FDIC insurable limits at September 30, 2017 approximated $4.85 million.

Trade receivables potentially subject the Company to credit risk. The Company’s standard Traditional segment customer payment terms on trade receivables are generally between 30 and 120 days, though it may offer extended terms with specific customers and on significant orders from time to time. The Company believes its competitors and other vendors in the wholesale jewelry industry have also expanded their use of extended payment terms and, in aggregate, the Company believes that by expanding its use of extended payment terms, it has provided a competitive response in its market and that its net sales have been favorably impacted. The Company is unable to estimate the impact of this program on its net sales, but if it ceased providing extended payment terms in select instances, the Company believes it would not be competitive for some Traditional segment customers in the marketplace and that its net sales and profits would likely decrease. The Company extends credit to its customers based upon a number of factors, including an evaluation of the customer’s financial condition and credit history that is verified through trade association reference services, the customer’s payment history with the Company, the customer’s reputation in the trade, and/or an evaluation of the Company’s opportunity to introduce its moissanite jewels or finished jewelry featuring moissanite to new or expanded markets. Collateral is not generally required from customers. The need for an allowance for doubtful accounts is determined based upon factors surrounding the credit risk of specific customers, historical trends, and other information. During the year ended December 31, 2016, the Company wrote off $815,000 in accounts receivable related to one international customer that was past due on its payment arrangement as it determined that the benefits of continued collections efforts did not outweigh the cost of legal proceedings. The Company does not believe its commercial terms were a factor with this customer’s non-payment. The Company’s allowance for doubtful accounts previously included an allowance for this accounts receivable, and therefore, this write-off did not have an impact on net loss for the year ended December 31, 2016. The Company has not experienced any other significant accounts receivable write-offs related to revenue arrangements with extended payment terms.

At times, a portion of the Company’s accounts receivable will be due from customers that have individual balances of 10% or more of the Company’s total gross accounts receivable.  The following is a summary of customers that represent greater than or equal to 10% of total gross accounts receivable:

	September 30, 2017	December 31, 2016
Customer A	21%	*	%
Customer B	17%	*	%
Customer C	** %	13%

* Customers A and B did not have individual balances that represented 10% or more of total gross accounts receivable as of December 31, 2016.
** Customer C did not have an individual balance that represented 10% or more of total gross accounts receivable as of September 30, 2017.

A significant portion of sales is derived from certain customer relationships. The following is a summary of customers that represent 10% or more of total net sales:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016		2017		2016
Customer A	23%	27%		25%		17%
Customer B	11%	*	%	*	%	*	%
Customer D	10%	**	%	10%		**	%
Customer E	*** %	***	%	***	%	29%

* Customer B did not have net sales that represented 10% or more of total net sales for the three months ended September 30, 2017 or the three and nine months ended September 30, 2016.
** Customer D did not have net sales that represented 10% or more of total net sales for the three and nine months ended September 30, 2016.
*** Customer E did not have net sales that represented 10% or more of total net sales for the three and nine months ended September 30, 2017 or the three months ended September 30, 2016.

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

There were no assets or liabilities related to discontinued operations at September 30, 2017 or December 31, 2016.

The following table presents the major classes of line items constituting pretax loss from discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$-	$29,850	$-	$804,585
Costs and expenses:
Cost of goods sold	-	7,188	-	276,100
Sales and marketing	-	29,611	-	940,592
General and administrative	-	-	-	173,909
Interest expense	-	-	-	11
Total costs and expenses	-	36,799	-	1,390,612
Loss from discontinued operations	-	(6,949)	-	(586,027)
Other income:
(Loss) gain on sale of long-term assets	-	(3,065)	-	12,398
Total other (loss) income, net	-	(3,065)	-	12,398
Pretax loss from discontinued operations	$-	$(10,014)	$-	$(573,629)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future. You should be aware that although the forward-looking statements included herein represent management’s current judgment and expectations, our actual results may differ materially from those projected, stated, or implied in these forward-looking statements as a result of many factors including, but not limited to, the following:

•	Our future financial performance depends upon increased consumer awareness and acceptance, growth of sales of our products, and operational execution of our strategic initiatives.
•	We are currently substantially dependent on a limited number of sales outlets that account for a large percentage of our net sales.
•	The execution of our business plans could significantly impact our liquidity.
•	Our business and our results of operations could be materially adversely affected as a result of our inability to fulfill orders on a timely basis.
•	The financial difficulties or insolvency of one or more of our major customers or their lack of willingness and ability to market our products could adversely affect results.
•
We expect to remain dependent upon our exclusive supply agreement, or the Supply Agreement, with Cree, Inc., or Cree, which we entered into on December 12, 2014, for the sole supply of our silicon carbide, or SiC, crystals for the foreseeable future.

•	We face intense competition in the worldwide jewelry industry.
•	Our failure to maintain compliance with Nasdaq’s continued listing requirements could result in the delisting of our common stock.
•	Our current customers may potentially perceive us as a competitor in the finished jewelry business.
•	We may experience quality control challenges from time to time that can result in lost revenue and harm to our brand and reputation.
•	Our business and our results of operations could be materially adversely affected as a result of general economic and market conditions.
•	We are subject to certain risks due to our international distribution channels and vendors.
•	Our operations could be disrupted by natural disasters.
•	Sales of moissanite jewelry could be dependent upon the pricing of precious metals, which is beyond our control.
•	Seasonality of our business may adversely affect our net sales and operating income.
•	We may not be able to adequately protect our intellectual property, which could harm the value of our products and brands and adversely affect our business.
•
A failure of our information technology infrastructure or a failure to protect confidential information of our customers and our network against security breaches could adversely impact our business and operations.

•	If the e-commerce opportunity changes dramatically or if e-commerce technology or providers change their models, our results of operations may be adversely affected.
•	Negative or inaccurate information on social media could adversely affect our brand and reputation.
•	If we fail to evaluate, implement, and integrate strategic acquisition or disposition opportunities successfully, our business may suffer.
•	Governmental regulation and oversight might adversely impact our operations.
•	Some anti-takeover provisions of our charter documents may delay or prevent a takeover of our company.

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

Overview

We manufacture, market and distribute Charles & Colvard Created Moissanite® (which we refer to as moissanite or moissanite jewels) and finished jewelry featuring moissanite for sale in the worldwide jewelry market. Moissanite, also known by its chemical name silicon carbide, or SiC, is a rare mineral first discovered in a meteorite crater. Because naturally occurring SiC crystals are too small for commercial use, larger crystals must be grown in a laboratory. Leveraging our advantage of being the original and leading worldwide source of created moissanite jewels, our strategy is to establish Charles & Colvard with reputable, high-quality, and sophisticated brands across multiple channels, and to position moissanite as an ethically-sourced, affordable, and luxurious alternative to other gemstones such as diamond. We believe this is possible due to moissanite’s exceptional brilliance, fire, durability, and rarity like no other jewel available on the market. We sell loose moissanite jewels and finished jewelry at wholesale prices to distributors, manufacturers, retailers, TV shopping networks, and designers, including some of the largest distributors and jewelry manufacturers in the world, which mount them into fine jewelry to be sold at retail outlets and via the Internet. We sell at retail prices to end consumers through our wholly owned operating subsidiaries, charlesandcolvard.com, LLC (formerly Moissanite.com, LLC) and Charles & Colvard Direct, LLC (until March 2016), third-party online marketplaces, drop-ship, and other pure-play, exclusively e-commerce outlets. As of September 30, 2016, we changed the name of our wholly owned subsidiary Moissanite.com, LLC to charlesandcolvard.com, LLC. We believe our continued and expanding use of multiple sales channels to the jewelry trade and the end consumer with branded finished jewelry featuring moissanite positions Charles & Colvard goods at the many touchpoints where consumers are when they are making their buying decisions – thereby creating greater exposure for our brand and increasing consumer demand.

In February 2016, we made the strategic decision to explore a potential divestiture of our direct-to-consumer home party business previously operated through our Charles & Colvard Direct, LLC (dba Lulu Avenue®) subsidiary.  After careful analysis of our core competencies, go-to-market strategies, and intent to advance toward profitability, the management team and Board of Directors determined a divestiture of this distribution channel to be in our and our shareholders’ best interests. On March 4, 2016, we and Charles & Colvard Direct, LLC entered into an asset purchase agreement with Yanbal USA, Inc., or Yanbal, under which Yanbal purchased certain assets related to our direct-to-consumer home party business for $500,000 and assumed certain liabilities related to such assets. The operating results of Charles & Colvard Direct, LLC are being presented as a discontinued operation.  A more detailed description of this transaction is included in Note 12, “Discontinued Operations,” in the Notes to Condensed Consolidated Financial Statements.

Previously, we managed our business through two operating and reportable segments: wholesale distribution transacted through the parent entity, and the direct-to-consumer distribution channel transacted through our wholly owned operating subsidiary, charlesandcolvard.com, LLC (formerly Moissanite.com, LLC). During the three months ended March 31, 2017, we began managing our business through two newly defined operating and reportable segments based on our distribution channels to sell our product lines, loose jewels and finished jewelry:  our “Traditional” segment, which consists of wholesale, retail, and television customers; and our “Online Channels” segment, which consists of e-commerce outlets including charlesandcolvard.com, marketplaces, drop-ship, and other pure-play, exclusively e-commerce outlets.

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

•
Explore new traditional and online sales channels.  We plan to discover unexplored channels as green field opportunities that may open new and innovative ways to reach the consumer where they are shopping.

•	Convey e-commerce learning to new channels. We plan to leverage our experience and significant underpinnings in e-commerce to expand our footprint into new channels and regions.

•	Evolve our customer service function. We plan to continually improve our customer service function with the intention of delivering world-class service to our partners and direct consumers.

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

As we execute our strategy to build and reinvest in our businesses, significant expenses and investment of cash will be required ahead of the revenue streams we expect in the future, and this may result in some unprofitable reporting periods in the near future. Despite this, we have maintained as one of our primary goals to generate positive cash flow from continuing operations to protect our cash position. We will continue to monitor our cash burn rate and collection efforts as we grow the business.

During the nine months ended September 30, 2017, we continued to see positive momentum as the outcomes of our re-branding effort began to materialize. Our Online Channels segment, including charlesandcolvard.com, marketplaces, drop-ship and other pure-play, exclusively e-commerce outlets, generated an 11% increase in net sales over the same period in 2016. We believe this growth, fueled by our ongoing digital marketing efforts, drove increased traffic to the many e-commerce outlets where we advertise and sell goods.  We remain on track with our strategic programs, including the expansion of our Online Channels segment, continued growth within our Traditional segment, and our move up-market with our Forever One™ gemstone leading the charge. Continued demand from both channel partners and consumers for Forever One™ products drove substantial improvement in our gross margin percentage to 43% for the nine months ended September 30, 2017, compared with 30% for the same period in 2016, with Forever One™ representing 87% of our overall loose gemstone and finished jewelry sales. In the first half of 2017, we announced the availability of Forever One™ in six new, sought-after shapes – emerald, hearts & arrows, pear, radiant, princess, and baguette. In September 2017, we announced the availability of Forever One™ in Exotic Gems (a selection of grand loose gemstones that range from six carats to 15.5 carats) and three new shapes – heart, marquise, and trillion. With these additional shapes, we have increased the Forever One™ moissanite collection to a total of 14 gemstone shapes. We are continuing to focus on our expanded jewelry line, leveraging our new gemstone shapes into additional fashion, bridal, and fine jewelry selections.

Our total consolidated net sales for the nine months ended September 30, 2017 of $18.50 million were 20% less than total consolidated net sales during the nine months ended September 30, 2016. The decrease in consolidated net sales was primarily due to the sale, in a single transaction, during the first quarter of 2016, of approximately $6.77 million of legacy loose gemstone inventory, or the Legacy Inventory Sale, resulting from our efforts to reduce inventory levels. Traditional segment net sales for the nine months ended September 30, 2017 of $12.02 million were 31% lower than Traditional segment net sales during the nine months ended September 30, 2016, primarily due to the Legacy Inventory Sale in the prior year. Online Channels segment net sales for the nine months ended September 30, 2017 of $6.48 million were 11% greater than Online Channels segment net sales during the nine months ended September 30, 2016, primarily due to an ongoing increase in marketplaces, drop-ship, and other pure-play, exclusively e-commerce outlets.

Loose jewel sales comprised 69% of our total consolidated net sales for the nine months ended September 30, 2017 and decreased 30% to $12.77 million, compared with $18.20 million in the same period of 2016, primarily due to the Legacy Inventory Sale in the prior year. Finished jewelry sales for the nine months ended September 30, 2017 comprised 31% of our total consolidated net sales and increased 16% to $5.73 million, compared with $4.94 million in the same period of 2016 due to increased demand in the Traditional segment.

Operating expenses from continuing operations were $9.07 million for the nine months ended September 30, 2017, compared with $9.72 million in the same period of 2016. Sales and marketing expenses increased $226,438 or 4%, to $5.45 million, primarily as a result of an increase in compensation expenses in connection with severance benefits related to the departure of our former Chief Revenue Officer. General and administrative expenses decreased $767,600, or 18%, to $4.38 million, primarily as a result of a decrease in compensation-related expenses and professional services fees, partially offset by an increase in bad debt expense associated with our allowance for doubtful accounts reserve policy.

We recorded a net loss of $1.14 million, or $0.05 per diluted share, for the nine months ended September 30, 2017, compared to a net loss of $3.45 million, or $0.17 per diluted share, in the same period in 2016. The decreased net loss was primarily due to the discontinuance of our direct-to-consumer home party business and a more favorable gross profit margin. We recorded a net loss from continuing operations of $1.14 million for the nine months ended September 30, 2017, compared to a net loss from continuing operations of $2.88 million in the same period of 2016. The decreased net loss from continuing operations was primarily due to an increase in Forever One™ sales with a more favorable gross profit margin.

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

Results of Operations

The following table sets forth certain consolidated statements of operations data for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$6,208,808	$5,212,973	$18,495,982	$23,133,248
Costs and expenses:
Cost of goods sold	3,483,603	3,221,007	10,544,303	16,278,989
Sales and marketing	1,757,007	1,891,162	5,449,195	5,222,757
General and administrative	1,137,736	1,244,400	3,612,618	4,380,218
Research and development	489	-	3,633	2,848
Loss on abandonment of property and equipment	-	473	-	116,021
Total costs and expenses	6,378,835	6,357,042	19,609,749	26,000,833
Loss from operations	(170,027)	(1,144,069)	(1,113,767)	(2,867,585)
Other expense:
Interest expense	(5)	(36)	(97)	(1,548)
Total other expense, net	(5)	(36)	(97)	(1,548)
Loss before income taxes from continuing operations	(170,032)	(1,144,105)	(1,113,864)	(2,869,133)
Income tax net expense from continuing operations	(4,507)	(3,325)	(23,102)	(10,068)
Net loss from continuing operations	(174,539)	(1,147,430)	(1,136,966)	(2,879,201)

Discontinued operations:
Loss from discontinued operations	-	(6,949)	-	(586,027)
(Loss) gain on sale of assets from discontinued operations	-	(3,065)	-	12,398

Net loss from discontinued operations	-	(10,014)	-	(573,629)
Net loss	$(174,539)	$(1,157,444)	$(1,136,966)	$(3,452,830)

Consolidated Net Sales

Consolidated net sales for the three and nine months ended September 30, 2017 and 2016 comprise the following:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	Dollars	Percent	2017	2016	Dollars	Percent
Loose jewels	$4,098,472	$3,597,479	$500,993	14%	$12,770,835	$18,195,370	$(5,424,535)	-30%
Finished jewelry	2,110,336	1,615,494	494,842	31%	5,725,147	4,937,878	787,269	16%
Total consolidated net sales	$6,208,808	$5,212,973	$995,835	19%	$18,495,982	$23,133,248	$(4,637,266)	-20%

Consolidated net sales were $6.21 million for the three months ended September 30, 2017 compared to $5.21 million for the three months ended September 30, 2016, an increase of $996,000, or 19%. Consolidated net sales were $18.50 million for the nine months ended September 30, 2017 compared to $23.13 million for the nine months ended September 30, 2016, a decrease of $4.64 million, or 20%. The increase in consolidated net sales for the three months ended September 30, 2017 was primarily due to an increase in finished jewelry net sales in the Traditional segment, and to a lesser extent, in the Online Channels segment, and increased net sales in loose jewels in both the Online Channels segment and Traditional segment. The decrease in consolidated net sales for the nine months ended September 30, 2017 was primarily due to the Legacy Inventory Sale during the first quarter of the prior year.

Sales of loose jewels represented 66% and 69% of total consolidated net sales for the three and nine months ended September 30, 2017, respectively, compared to 69% and 79%, respectively, of total consolidated net sales for the corresponding periods of the prior year. For the three months ended September 30, 2017, loose jewel sales were $4.10 million compared to $3.60 million for the corresponding period of the prior year, an increase of $501,000, or 14%. The increase for the three months ended September 30, 2017 was primarily due to the increased demand in our Forever One™ gemstones. For the nine months ended September 30, 2017, loose jewel sales were $12.77 million compared to $18.20 million for the corresponding period of the prior year, a decrease of $5.42 million, or 30%. The decrease for the nine months ended September 30, 2017 was primarily due to the Legacy Inventory Sale during the first quarter of the prior year.

Sales of finished jewelry represented 34% and 31% of total consolidated net sales for the three and nine months ended September 30, 2017, respectively, compared to 31% and 21%, respectively, of total consolidated net sales for the corresponding periods of the prior year. For the three months ended September 30, 2017, finished jewelry sales were $2.11 million compared to $1.62 million for the corresponding period of the prior year, an increase of $495,000, or 31%. For the nine months ended September 30, 2017, finished jewelry sales were $5.73 million compared to $4.94 million for the corresponding period of the prior year, an increase of $787,000, or 16%. The increase in finished jewelry sales for the three- and nine-month periods ended September 30, 2017 was due primarily to strong finished jewelry retail sales in both of our Online Channels segment and Traditional segment.

U.S. net sales accounted for approximately 93% of total consolidated net sales for each of the three- and nine-month periods ended September 30, 2017, compared to 88% and 89%, respectively, of total consolidated net sales for the corresponding periods of the prior year. U.S. net sales increased to $5.75 million, or 25%, during the three months ended September 30, 2017 from the corresponding period of the prior year primarily as a result of increased demand in the U.S. distributor market and increased sales from U.S. customers in both our Traditional segment and Online Channels segment. U.S. net sales decreased to $17.21 million, or 17%, during the nine months ended September 30, 2017 from the corresponding period of the prior year primarily as a result of the Legacy Inventory Sale during the first quarter of the prior year.

Our largest U.S. customer during the three months ended September 30, 2017 and 2016 accounted for 23% and 27% of total consolidated sales during each respective period. This same customer accounted for 25% and 17%, respectively, of total consolidated sales during the nine months ended September 30, 2017 and 2016 and was our largest U.S. customer during each period. Our second largest U.S. customer during the three months ended September 30, 2017 accounted for 11% of total consolidated sales, but did not account for a significant portion of our consolidated sales during the same period in 2016 or the nine-month periods ended September 30, 2017 or 2016. Our third largest U.S. customer during the three months ended September 30, 2017 accounted for 10% of our total consolidated sales during that period and the nine months ended September 30, 2017, but did not account for a significant portion of our consolidated sales during the three or nine months ended September 30, 2016. Finally, our largest U.S. customer during the nine months ended September 30, 2016 accounted for 29% of total consolidated sales as a result of the one-time Legacy Inventory Sale transaction. This U.S. customer did not account for a significant portion of our consolidated sales during any of the other periods presented herein. A change in or loss of any of these large customers or retailer relationships could have a material adverse effect on our results of operations.

International net sales accounted for approximately 7% of total consolidated net sales for each of the three- and nine-month periods ended September 30, 2017, compared to 12% and 11%, respectively, of total consolidated net sales for the corresponding periods of the prior year. International net sales decreased 26% and 47% during the three and nine months ended September 30, 2017, respectively, from the corresponding periods of the prior year as we serve distributors in the Hong Kong and India markets and demand for loose jewels in these markets was down compared to the corresponding periods of the prior year. We have been evaluating these and other potential distributors in these international markets to determine the best long-term partner. Additionally, we anticipate the need to develop a direct-to-consumer presence, which would require marketing and e-commerce investment to drive expected growth in these regions. As a result, our sales in these markets may continue to fluctuate significantly each reporting period.

We did not have an international customer account for 10% or more of total consolidated sales during the three and nine months ended September 30, 2017 or 2016. A portion of our international consolidated sales represents jewels sold internationally that may be re-imported to U.S. retailers. Our top three international distributors by sales volume during the three months ended September 30, 2017 were located in Hong Kong, United Kingdom, and Hong Kong, respectively. For the nine months ended September 30, 2017 the top two international distributors by sales volume were located in Hong Kong and the third was located in Canada.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	Dollars	Percent	2017	2016	Dollars	Percent
Product line cost of goods sold
Loose jewels	$2,244,588	$1,808,979	$435,609	24%	$6,647,861	$11,992,862	$(5,345,001)	-45%
Finished jewelry	989,561	706,179	283,382	40%	2,606,328	2,666,960	(60,632)	-2%
Total product line cost of goods sold	3,234,149	2,515,158	718,991	29%	9,254,189	14,659,822	(5,405,633)	-37%
Non-product line cost of goods sold	249,454	705,849	(456,395)	-65%	1,290,114	1,619,167	(329,053)	-20%
Total cost of goods sold	$3,483,603	$3,221,007	$262,596	8%	$10,544,303	$16,278,989	$(5,734,686)	-35%

Total cost of goods sold was $3.48 million for the three months ended September 30, 2017 compared to $3.22 million for the three months ended September 30, 2016, a net increase of $263,000, or 8%. Total cost of goods sold was $10.54 million for the nine months ended September 30, 2017 compared to $16.28 million for the nine months ended September 30, 2016, a decrease of $5.73 million, or 35%. Product line cost of goods sold is defined as product cost of goods sold in each of our Traditional segment and Online Channels segment excluding non-capitalized expenses from our manufacturing and production control departments, comprising personnel costs, depreciation, rent, utilities, and corporate overhead allocations; freight out; inventory valuation allowance adjustments; and other inventory adjustments, comprising costs of quality issues, damaged goods, and inventory write-downs.

The increase in cost of goods sold for the three months ended September 30, 2017 was primarily due to an increase in sales volume partially offset by a favorable change in product mix with greater sales of higher margin finished jewelry product in the third quarter of 2017 compared with the same period in 2016. The net decrease in non-product line cost of goods sold comprises a $299,000 decrease in other inventory adjustments; a $149,000 decrease in non-capitalized manufacturing and production control expenses; a $6,000 decrease in freight out; and a $2,000 decrease in inventory valuation allowances.

The decrease in cost of goods sold for the nine months ended September 30, 2017 compared to the same period in 2016 was primarily due to the Legacy Inventory Sale during the first quarter of 2016. The net decrease in non-product line cost of goods sold comprises a $155,000 decrease in other inventory adjustments; a $168,000 decrease in non-capitalized manufacturing and production control expenses; and a $10,000 decrease in inventory valuation allowances. These decreases were offset in part by a $4,000 increase in freight out. For further discussion of non-product line cost of goods sold, see Note 3, “Segment Information and Geographic Data,” in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Sales and Marketing

Sales and marketing expenses for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	Dollars	Percent	2017	2016	Dollars	Percent
Sales and marketing	$1,757,007	$1,891,162	$(134,155)	-7%	$5,449,195	$5,222,757	$226,438	4%

Sales and marketing expenses were $1.76 million for the three months ended September 30, 2017 compared to $1.89 million for the three months ended September 30, 2016, a decrease of $134,000, or 7%. Sales and marketing expenses were $5.45 million for the nine months ended September 30, 2017 compared to $5.22 million for the nine months ended September 30, 2016, an increase of $226,000, or 4%.

The decrease in sales and marketing expenses for the three months ended September 30, 2017 compared to the same period in 2016 was primarily due to a $244,000 decrease in advertising expenses; a $67,000 decrease in compensation-related expenses; and a $39,000 decrease in travel expense. These decreases were partially offset by a $92,000 increase in professional services fees; an $84,000 increase in software-related costs principally in connection with maintenance agreements associated with our migration to a cloud-based data storage arrangement as well as other software-related agreements; a $24,000 increase in recruiting fees; a $10,000 increase in depreciation; and a $6,000 increase in all other sales and marketing expenses.

The decrease in advertising expenses for the three months ended September 30, 2017 compared to the same period in 2016 was primarily due to a $372,000 decrease in outside agency fees related to re-branding and the re-platformed web presence and a $5,000 net decrease in print media expenses. These decreases were partially offset by a $78,000 increase in Internet marketing; a $44,000 increase in cooperative advertising; and an $11,000 increase in promotions.

Compensation expenses for the three months ended September 30, 2017 compared to the same period in 2016 decreased primarily as a result of a $35,000 decrease in severance expenses related to personnel changes; a $35,000 decrease in employee stock-based compensation expense; and an $8,000 decrease in bonus expense. These decreases were partially offset by an $8,000 increase in relocation expense and a $3,000 increase in salaries, commissions, and related employee benefits.

The increase in sales and marketing expenses for the nine months ended September 30, 2017 compared to the same period in 2016 was primarily due to a $383,000 increase in compensation-related expense; a $181,000 increase in professional services fees; a $178,000 increase in software-related costs principally in connection with maintenance agreements associated with our migration to a cloud-based data storage arrangement as well as other software-related agreements; a $25,000 increase in general office-related expenses; a $16,000 increase in depreciation; and an $11,000 increase in recruiting fees. These increases were partially offset by a $572,000 decrease in advertising expenses; a $45,000 decrease in travel expense; and a $12,000 decrease in research and development expenses.

The decrease in advertising expenses for the nine months ended September 30, 2017 compared to the same period in 2016 comprises a $733,000 decrease in outside agency fees and a $37,000 decrease in print media expenses. These decreases were partially offset by a $78,000 increase in cooperative advertising; a $73,000 increase in promotional expenses; a $38,000 increase in Internet marketing; and a $9,000 increase in all other advertising expenses.

Compensation expenses for the nine months ended September 30, 2017 compared to the same period in 2016 increased primarily as a result of a $238,000 increase in salaries, commissions, and related employee benefits in the aggregate; a $191,000 increase in severance expense primarily related to the departure of our Chief Revenue Officer during the first quarter of 2017; a $68,000 increase in bonus expense; and a $13,000 increase in relocation expense. These increases were partially offset by a $127,000 decrease in employee stock-based compensation expense.

Sales and marketing expenses are allocated across our Traditional segment and Online Channels segment, which in 2016 included allocations to Charles & Colvard Direct, LLC, a segment we are reporting as discontinued operations. See Note 12, “Discontinued Operations,” in the Notes to the Condensed Consolidated Financial Statements for further discussion of discontinued operations. Approximately $61,000 of sales and marketing expenses for the nine months ended September 30, 2016, all of which were incurred during the first six months of 2016, are attributable to sales and marketing expenses that are now being allocated to our remaining two continuing operating segments that were previously allocated to Charles & Colvard Direct, LLC. The Company had no such sales and marketing expenses during the third quarter of 2016.

General and Administrative

General and administrative expenses for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	Dollars	Percent	2017	2016	Dollars	Percent
General and administrative	$1,137,736	$1,244,400	$(106,664)	-9%	$3,612,618	$4,380,218	$(767,600)	-18%

General and administrative expenses were $1.14 million for the three months ended September 30, 2017 compared to $1.24 million for the three months ended September 30, 2016, a decrease of $107,000, or 9%. General and administrative expenses were $3.61 million for the nine months ended September 30, 2017 compared to $4.38 million for the nine months ended September 30, 2016, a decrease of $768,000, or 18%.

The decrease in general and administrative expenses for the three months ended September 30, 2017 compared to the same period in 2016 was primarily due to a $189,000 decrease in compensation expenses; a $20,000 decrease in business taxes and licenses; an $11,000 decrease in insurance expenses; a $5,000 decrease in depreciation and amortization expense; and a $4,000 decrease in travel expenses. These decreases were partially offset by a $68,000 increase in bad debt expense associated with our allowance for doubtful accounts reserve policy; a $28,000 increase in professional services fees; a $9,000 increase in board retainer fees; and a $17,000 increase in miscellaneous other general and administrative expenses.

Compensation expenses decreased for the three months ended September 30, 2017 compared to the same period in 2016 primarily due to an $81,000 decrease in employee stock-based compensation expense; an $80,000 decrease in salaries and related employee benefits in the aggregate; a $24,000 decrease in bonus expense; and a $4,000 decrease in severance expense.

Professional services fees increased for the three months ended September 30, 2017 compared to the same period in 2016 primarily due to an increase of $61,000 in legal fees. This increase was partially offset by a decrease of $27,000 in consulting and other professional services primarily related to human resources and sales and use tax projects in the same period in 2016; a $4,000 decrease in investor and public relations expenses; and a $2,000 decrease in accounting services.

The decrease in general and administrative expenses for the nine months ended September 30, 2017 compared to the same period in 2016 was primarily due to a $908,000 decrease in compensation expenses; a $95,000 decrease in professional services fees; a $76,000 decrease in depreciation and amortization expense; a $44,000 decrease in insurance expenses; a $28,000 decrease in travel expenses; a $2,000 decrease in board retainer fees; and a $22,000 decrease in miscellaneous other general and administrative expenses. These decreases were partially offset by a $156,000 increase in bad debt expense associated with our allowance for doubtful accounts reserve policy; a $46,000 increase in bank fees, which includes fees associated with the Wells Fargo Credit Facility and credit card clearing transactions; a $16,000 increase in equipment-related rental expense; and a $14,000 increase in business taxes and licenses.

Compensation expenses decreased for the nine months ended September 30, 2017 compared to the same period in 2016 primarily due to a $429,000 decrease in salaries and related employee benefits in the aggregate; a $407,000 decrease in employee stock-based compensation expense; and a $75,000 decrease in bonus expense. These decreases were partially offset by an increase of $3,000 in severance expenses related to personnel changes.

Professional services fees decreased for the nine months ended September 30, 2017 compared to the same period in 2016 primarily due to a decrease of $83,000 in consulting and other professional services primarily related to human resources and sales and use tax projects in the same period in 2016; a decrease of $51,000 in accounting services; and a $1,000 decrease in investor and public relations expenses. These decreases were partially offset by an increase in legal fees of $40,000.

General and administrative expenses are allocated across our Traditional segment and Online Channels segment, which in 2016 included allocations to Charles & Colvard Direct, LLC, a segment we are reporting as discontinued operations. See Note 12, “Discontinued Operations,” in the Notes to the Condensed Consolidated Financial Statements for further discussion of discontinued operations. Approximately $175,000 of general and administrative expenses for the nine months ended September 30, 2016, all of which were incurred during the first six months of 2016, are attributable to general and administrative expenses that are now being allocated to our remaining two continuing operating segments that were previously allocated to Charles & Colvard Direct, LLC. The Company had no such general and administrative expenses during the third quarter of 2016.

Loss on Abandonment of Property and Equipment

Loss on abandonment of property and equipment for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	Dollars	Percent	2017	2016	Dollars	Percent
Loss on abandonment of property and equipment	$-	$473	$(473)	-100%	$-	$116,021	$(116,021)	-100%

The Company had no losses on abandonment of property and equipment for the three and nine months ended September 30, 2017 compared to approximately $500 and $116,000 for the three and nine months ended September 30, 2016, respectively, a decrease of approximately $500 and $116,000, respectively, or 100% for each period.

During the nine-month period ended September 30, 2016, we abandoned costs of construction in progress related to website branding and design for our direct-to-consumer e-commerce business due to a change in our corporate strategy to consolidate our web properties.

Provision for Income Taxes

We recognized an income tax net expense of approximately $4,500 and $3,300 for the three-month periods ended September 30, 2017 and 2016, respectively. We recognized an income tax net expense of approximately $23,100 and $10,100 for the nine-month periods ended September 30, 2017 and 2016, respectively. Income tax provisions in these periods primarily relate to estimated tax, penalties, and interest associated with uncertain tax positions.

As of each reporting date, management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. Beginning in 2014, management determined that negative evidence outweighed the positive and established a full valuation allowance against our deferred tax assets. We maintained a full valuation allowance as of September 30, 2017 and December 31, 2016.

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of September 30, 2017, our principal sources of liquidity were cash and cash equivalents totaling $5.13 million, trade accounts receivable of $2.61 million, and net current inventory of $11.12 million, as compared to cash and cash equivalents totaling $7.43 million, trade accounts receivable of $2.79 million, and net current inventory of $9.77 million as of December 31, 2016. As described more fully below, we also have access to our $10.00 million asset-based revolving credit facility, or the Credit Facility, from Wells Fargo Bank, National Association, or Wells Fargo.

During the nine months ended September 30, 2017, our working capital decreased by approximately $2.23 million to $13.83 million from $16.07 million at December 31, 2016. As described more fully below, the decrease in working capital at September 30, 2017 is primarily attributable to a decrease in our cash and cash equivalents resulting from cash used in our operations, a decrease in accounts receivable, and an increase in accounts payable, accrued cooperative advertising, and accrued expenses and other liabilities. These factors were offset partially by an increase in both our allocation of inventory to short-term from long-term and prepaid expenses and other assets.

During the nine months ended September 30, 2017, $2.05 million of cash was used in continuing operations. The primary drivers of the use of cash were a net loss of $1.14 million, which includes $765,000 of non-cash expenditures; an increase in inventory of $2.81 million; and an increase in prepaid expenses and other assets of $49,000. These factors were partially offset by a decrease in accounts receivable of $105,000; an increase in accounts payable of $907,000 and an increase in accrued liabilities of $169,000. The inventory increase was, in part, due to the purchase of new raw material SiC crystals during the period pursuant to the Supply Agreement; production of moissanite jewels; and purchases of jewelry castings and other jewelry components due to increased demand in certain channels and preparation for the upcoming holiday season. We did not offer any extended Traditional segment customer payment terms during the nine months ended September 30, 2017; however, we may offer these terms from time to time, which may not immediately increase liquidity as a result of current-period sales. We believe our competitors and other vendors in the wholesale jewelry industry have expanded their use of extended payment terms and, in aggregate, we believe that through our use of extended payment terms, we provide a competitive response in our market and that our net sales have been favorably impacted.  We are unable to estimate the impact of this program on our net sales, but if we cease providing extended payment terms in select instances, we believe we would not be competitive for some Traditional segment customers in the marketplace and that our net sales and profits would likely decrease.

During the nine months ended September 30, 2017, we manufactured approximately $11.41 million in loose jewels and $4.73 million in finished jewelry, which includes the cost of the loose jewels and the purchase of precious metals and labor in connection with jewelry production. We expect our purchases of precious metals and labor to increase as we increase our finished jewelry business. In addition, the price of gold has increased significantly over the past decade, resulting in higher retail price points for gold jewelry. Because the market price of gold and other precious metals is beyond our control, the upward price trends could continue and have a negative impact on our operating cash flow as we manufacture finished jewelry.

Historically, our raw material inventories of SiC crystals had been purchased under exclusive supply agreements with a limited number of suppliers. Because the supply agreements restricted the sale of these crystals exclusively to us, the suppliers negotiated minimum purchase commitments with us that, when combined with our reduced sales during the periods when the purchase commitments were in effect, have resulted in levels of inventories that are higher than we might otherwise maintain. As of September 30, 2017, $19.78 million of our inventories were classified as long-term assets. Loose jewel sales and finished jewelry that we manufacture will utilize both the finished good loose jewels currently on-hand and, as we deplete certain shapes and sizes, our on-hand raw material SiC crystals of $4.08 million and new raw material that we are purchasing pursuant to the Supply Agreement. A more detailed description of our inventories is included in Note 5, “Inventories,” in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

On December 12, 2014, we entered into the Supply Agreement with Cree, our raw material SiC crystal supplier.  Under the Supply Agreement, subject to certain terms and conditions, we agreed to exclusively purchase from Cree, and Cree agreed to exclusively supply, 100% of our required SiC materials in quarterly installments that must equal or exceed a set minimum order quantity. The initial term of the Supply Agreement will expire on June 24, 2018, unless extended by the parties. We have one option to unilaterally extend the term of the agreement for an additional two-year period, subject to certain conditions.  Our total purchase commitment under the Supply Agreement until June 2018 is dependent upon the size of the SiC material and ranges between approximately $29.60 million and approximately $31.50 million. As of September 30, 2017, our remaining purchase commitment through June 2018 under the Supply Agreement ranges from approximately $7.64 million to approximately $9.54 million.

During the nine months ended September 30, 2017, we purchased approximately $6.90 million of SiC crystals from Cree. We expect to use existing cash and cash equivalents, and other working capital together with future cash expected to be provided by operating activities and, if necessary, our Credit Facility, to finance our purchase commitment under the Supply Agreement.

We made no income tax payments during the nine months ended September 30, 2017. As of September 30, 2017, we had approximately $882,000 of remaining federal income tax credits, $533,000 of which expire between 2018 and 2021 and the balance without an expiration, which can be carried forward to offset future income taxes. As of September 30, 2017, we also had a federal tax net operating loss carryforward of approximately $25.01 million expiring between 2020 and 2036, which can be used to offset against future federal taxable income, a North Carolina tax net operating loss carryforward of approximately $20.23 million expiring between 2023 and 2031, and various other state tax net operating loss carryforwards expiring between 2021 and 2036, which can be used to offset against future state taxable income.

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

Effective June 22, 2017, the Credit Facility was amended to extend the maturity date to June 25, 2018. The Credit Facility was also amended to reduce the interest rate payable on advances under the Credit Facility to a rate equal to Wells Fargo’s daily three-month LIBOR rate plus 2.00%, calculated on an actual/360 basis and payable monthly in arrears. In addition, the Credit Facility was amended further to include the addition of an EBITDA covenant, whereby the Borrowers must maintain a specified minimum monthly EBITDA through December 2017 if the cash position for the Borrowers’ demand deposit account maintained at Wells Fargo falls below $3.00 million or the Borrowers draw upon the Credit Facility.

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

Each advance accrues interest at a rate equal to either (i) Wells Fargo’s three-month LIBOR rate plus 2.00% or (ii) Wells Fargo’s Prime Rate plus 1.00%, each calculated on an actual/360 basis and payable monthly in arrears. Principal outstanding during an event of default accrues interest at a rate of 3% in excess of the above rate. Any advance may be prepaid in whole or in part at any time. There are no mandatory prepayments or line reductions.

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

As of September 30, 2017, we had not borrowed against the Credit Facility.

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

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. During the three months ended September 30, 2017, we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 1A.	Risk Factors

We discuss in our Annual Report on Form 10-K for the year ended December 31, 2016 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 various risks that may materially affect our business. There have been no material changes to such risks, except as set forth below.

Our failure to maintain compliance with Nasdaq’s continued listing requirements could result in the delisting of our common stock. Our common stock is currently listed on the Nasdaq Capital Market. On May 4, 2017, we received a notification letter from Nasdaq’s Listing Qualifications Department indicating that we were not in compliance with Nasdaq Listing Rule 5450(a)(1), because the minimum bid price of our common stock closed below $1.00 per share for 30 consecutive business days on the Nasdaq Global Select Market, and that we had 180 calendar days, or until October 31, 2017, to regain compliance with the minimum $1.00 bid price per share requirement. We received notice transferring our listing to the Nasdaq Capital Market from the Nasdaq Global Select Market, effective November 3, 2017, which resulted in an additional 180-day period within which to regain compliance with the $1.00 minimum bid price requirement.

While we intend to engage in efforts to regain compliance, and thus maintain our listing, including by carrying out a reverse stock split, if necessary, there can be no assurance that we will be able to regain compliance during the applicable time periods set forth above. If we fail to continue to meet all applicable listing requirements in the future and Nasdaq determines to delist our common stock, the delisting could substantially decrease trading in our common stock and adversely affect the market liquidity of our common stock; adversely affect our ability to obtain financing on acceptable terms, if at all; and may result in the potential loss of confidence by investors, suppliers, customers, and employees and fewer business development opportunities. Additionally, the market price of our common stock may decline further and shareholders may lose some or all of their investment.

Negative or inaccurate information on social media could adversely affect our brand and reputation. We are actively using various forms of digital and social media outreach to accomplish greater awareness of our brand and the value proposition we offer. These social media platforms and other forms of Internet-based communications allow access not only by us, but by any individual, to a broad audience of consumers and other interested persons. Consumers value readily available information concerning goods that they have or plan to purchase, however, they may act on such information without further investigation or authentication. Many social media platforms immediately publish the content of their participants’ posts, often without filters or checks on accuracy of the content posted. While we actively monitor social media sites, we may be unable to quickly and effectively respond to or correct inaccurate and/or unfavorable information posted on social media platforms.  Any such information may harm our reputation or brand, which could in turn materially and adversely affect our business, results of operations, and financial condition.

We are subject to certain risks due to our international distribution channels and vendors. We currently have approximately 20 international distributors for moissanite jewels and finished jewelry covering portions of Western Europe, Australia, India, China and other Southeast Asian countries, and the Middle East. In addition, we use certain companies based outside the U.S. to facet our moissanite jewels and to manufacture finished jewelry. Due to our reliance on development of foreign markets and use of foreign vendors, we are subject to the risks of conducting business outside of the U.S. These risks include the following:

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

Item 6.	Exhibits

The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description

10.1	Board Compensation Program, effective October 1, 2017

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Charles & Colvard, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARLES & COLVARD, LTD.

	By:	/s/ Suzanne Miglucci
November 2, 2017		Suzanne Miglucci
President and Chief Executive Officer

	By:	/s/ Clint J. Pete
November 2, 2017		Clint J. Pete
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)