Form 10-K
period 2017-12-31
CHARLES & COLVARD LTD
filed 2018-03-09
CIK 1015155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

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
Yes ☐        No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐        No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒        No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒        No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2017, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant was $17,068,461 based on the closing sales price as reported on The Nasdaq Capital Market.

As of March 2, 2018, there were 21,575,673 shares of the registrant’s common stock, no par value per share, outstanding.

DOCUMENT INCORPORATED BY REFERENCE

None.

CHARLES & COLVARD, LTD.

FORM 10-K
For the Fiscal Year Ended December 31, 2017

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

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future. You should be aware that although the forward-looking statements included herein represent management’s current judgment and expectations, our actual results may differ materially from those projected, stated, or implied in these forward-looking statements as a result of many factors including, but not limited to, our dependence on consumer awareness, acceptance, and growth of sales of our products resulting from our strategic initiatives; the impact of the execution of our business plans on our liquidity; our ability to fulfill orders on a timely basis; the financial condition of our major customers and their willingness and ability to market our products; dependence on a limited number of customers; dependence on our exclusive supply agreement with Cree, Inc., for the sole supply of the raw material; intense competition in the worldwide jewelry industry; our ability to maintain compliance with the continued listing requirements of The Nasdaq Stock Market LLC, or Nasdaq; our current customers’ potential perception of us as a competitor in the finished jewelry business; quality control challenges from time to time that can result in lost revenue and harm to our brands and reputation; general economic and market conditions, including the current economic environment; the impact of natural disasters on our operations; the pricing of precious metals, which is beyond our control; the potential impact of seasonality on our business; the potential adverse effect of recent U.S. tax legislation; the impact of significant changes in e-commerce opportunities, technology, or models; our ability to protect our intellectual property; the risk of a failure of our information technology infrastructure to protect confidential information and prevent security breaches; risks of conducting business in foreign countries; the potential adverse impact of negative or inaccurate social media commentary; the failure to evaluate and integrate strategic opportunities; possible adverse effects of governmental regulation and oversight; and the impact of anti-takeover provisions included in our charter documents, in addition to the other risks and uncertainties described in more detail in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Forward-looking statements speak only as of the date they are made. We undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur except as required by the federal securities laws, and you are urged to review and consider disclosures that we make in the reports that we file with the Securities and Exchange Commission, or SEC, that discuss other factors relevant to our business.

PART I

Item 1.	Business

Overview

Our Mission

At Charles & Colvard, we believe luxury can be both beautiful and conscientious. With innovative technology and sustainable practices, our goal is to lead a revolution in the jewelry industry – delivering a brilliant product at extraordinary value balanced with environmental and social responsibility.

Charles & Colvard, Ltd., a North Carolina corporation founded in 1995 (which may be referred to as Charles & Colvard, we, us, or our), manufactures, markets and distributes Charles & Colvard Created Moissanite® (which we refer to as moissanite or moissanite jewels) and finished jewelry featuring our proprietary moissanite gemstone for sale in the worldwide jewelry market. Our unique differentiator, moissanite – The World’s Most Brilliant Gem® – is core to our ambition to create a movement around beautiful, environmentally and socially responsible fine jewelry. Charles & Colvard is the original creator of lab-created moissanite, and we believe that we are leading the way in delivering the most pure form of this gemstone through technological advances in gemstone manufacturing, cutting, polishing and setting.

Our strategy is to build a globally revered brand of gemstones and jewelry that appeals to a wide consumer audience and leverages our advantage of being the original and leading worldwide source of created moissanite. We believe a direct relationship with consumers is important to this strategy, which entails delivering tailored educational content, engaging in dialogue with our audience, and positioning our brand to meet the discerning needs of today’s consumer. We sell loose moissanite jewels and finished jewelry through two operating segments: our Online Channels segment, which comprises our charlesandcolvard.com website, e-commerce outlets, including marketplaces such as Amazon and eBay, and drop-ship customers, such as Overstock.com, and other pure-play, exclusively e-commerce customers, such as Gemvara; and our Traditional segment, which consists of wholesale, retail, and television customers. For more information about our operating segments, see Note 3, “Segment Information and Geographic Data”, in the Notes to the Consolidated Financial Statements. We believe our expanding application of an omni-channel sales strategy across the jewelry trade and to the end consumer with branded finished jewelry featuring moissanite positions Charles & Colvard goods at the many touchpoints where consumers are when they are making their buying decisions – thereby creating greater exposure for our brand and increasing consumer demand.

In February 2016, we made the strategic decision to explore a potential divestiture of our direct-to-consumer home party business previously operated through our Charles & Colvard Direct, LLC (dba Lulu Avenue®) subsidiary. After careful analysis of our core competencies, go-to-market strategies, and intent to advance toward profitability, the management team and Board of Directors determined a divestiture of this distribution channel to be in our best interest and our shareholders’ best interest. On March 4, 2016, we and Charles & Colvard Direct, LLC entered into an asset purchase agreement with Yanbal USA, Inc., or Yanbal, under which Yanbal purchased certain assets related to our direct-to-consumer home party business for $500,000 and assumed certain liabilities related to such assets. A more detailed description of this transaction is included in Note 13, “Discontinued Operations”, in the Notes to the Consolidated Financial Statements.

Our Market Opportunity

According to Forbes.com and McKinsey & Company, by 2020 the global online fashion jewelry market is expected to drive $45 billion in sales – representing 15% of the global jewelry market – and global online fine jewelry is projected to represent a staggering $30 billion of the global jewelry market. Concurrently, according to the Wall Street Journal, the lab-created gemstone opportunity is expected to reach an $8 billion market size. We believe this convergence of the online fine jewelry shopper and the emergence of lab-created gemstones as a solution to the underserved, ethically-minded value consumer shapes a bright and sizeable future opportunity for Charles & Colvard and jewelry designed with our exceptional gemstone.

Our Strategic Direction

As consumers have shifted to significant levels of online shopping and buying, in particular, the Millennial generation, we have had to transform our go-to-market strategy in a relatively short period. Our historical business was that of a gemstone manufacturer, and as such, we created gemstones, and leveraged our distributor networks as the primary method for delivering our goods to market. That meant relying on our network partners to generate interest and sales for our gemstone, while they were doing the same for other gemstones and jewelry across the industry. Consequently, we believe there was a substantial lack of market awareness for moissanite.

In order to address these issues, we began building a new leadership team in December 2015. This team increased the focus on the importance of a direct connection with the consumer, and over the course of the last two years began implementing new strategies to strike a dialogue with this audience.

In October 2016, we re-launched Charles & Colvard with the intent to position both Charles & Colvard and its innovative moissanite product – Forever OneTM – as a premium gemstone and jewelry brand. During this pivotal time, we launched the charlesandcolvard.com web site as our primary storefront, established our brand across key social media properties, and began a significant digital marketing campaign to gain exposure, build brand awareness, and begin the journey of establishing a lifetime relationship with consumers that are seeking an alternative luxury brand that aligns with their buying preferences.

2017 was a year of growth and optimization of our branding initiatives. We progressed the business from our 2016 re-launch, and focused on driving consumer awareness while making calculated marketing and sales investments as we engaged new channel partners and forged inroads into new markets. Over the course of the year, we executed our strategic plan with new innovations in our Forever OneTM product line and finished jewelry offerings. We invested in key retail and wholesale partnerships, as evidenced by our brick-and-mortar expansion into nearly all Helzberg Diamonds stores. We explored new channels, applying our e-commerce expertise as we rolled-out our inaugural presence on Tmall® in China, and achieving authorized Seller-Fulfilled Prime status on Amazon.com. We believe that we have improved the customer experience with our brand by taking such actions as offering free shipping and introducing a 60-day free returns policy. We also believe that we were able to amplify our global marketing efforts as we advanced toward profitability. A more detailed description of our achievements in 2017 is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our strategy for 2018 is to focus on growth and market expansion across channels and geographies. As competitive moissanite makes its way to market, there is no more important time than now to confirm Charles & Colvard’s leadership position as the premier worldwide moissanite provider and to further establish our presence in emerging markets.  Our key strategies for 2018 are:

•
Drive organic revenue growth in the U.S. and maintain attractive margins – We plan to continue engaging our target customers through creative and progressive marketing campaigns and leverage technology to ensure efficiencies in our marketing, sales and customer service functions.

•
Expand our gemstone and jewelry offerings to serve a broad range of customers – We plan to continue innovating our moissanite gemstone offerings and further enhance our jewelry offerings to include unique, curated collections and new styles at multiple price points that will appeal to a broad audience.

•
Target the global market opportunity through continued brand building, focused channel expansion and world-class customer service – We plan to diversify and expand our global customer base in a low-risk manner by introducing our brand in select markets via cross-border trade initiatives and through established marketplaces.

•
Balance growth-oriented investments to generate sustainable earnings improvement – We plan to maintain financial flexibility and use data-driven business decisions to balance investments in future growth with consistent near-term financial performance.

Our Guiding Principles

One of the most critical factors in implementing our strategies and achieving success is our team of employees. We carefully develop, support and reward our team members, making sure they know our fundamental mission, which is to lead a revolution in the jewelry industry – delivering a brilliant product at an extraordinary value balanced with environmental and social responsibility. We have set forth Guiding Principles that set the tone for everything we do – from structuring our interactions with partners, customers and shareholders to the way we operate our business, and the products we bring to market. Following are the principles that guide our actions:

•	Catalyze – Build positive momentum with customers and influencers by being thoughtful and trustworthy in every interaction.

•	Innovate – Disrupt the jewelry industry through use of technology – in gemstone and jewelry design, business processes and engagement with our audience.

•	Aspire – Be socially conscious, economically informed and environmentally responsible. Build a sustainable business and give back through community acts.

•	Obsess – Think like a consumer, act like a friend. Constantly seek ways to reduce friction between the brand and our audience.

•	Achieve – Focus attention on the interdependent successes of individual, brand and shareholder.

•	Enrich – Promote personal growth and the ability to affect positive change in the business by cultivating a culture of critical thinking and creativity.

Our Audience

Our consumer audience is in transition. Historically, our audience has been largely comprised of Baby Boomers and Generation X – which we consider an older set of consumers driven by a traditional style of jewelry. Today, our market research and buying habit analytics indicate that, regardless of demographic, our audience appears to be driven by three distinct motivating factors: (1) Beauty – the innate brilliance of our gemstone and jewelry selection; (2) Value – the “bang for the buck” possible with moissanite, and the ability to buy luxury items while saving money for the more important things in life; and (3) Conscientiousness – having a positive impact on the world by buying from brands that are environmentally and socially responsible.

Our marketing programs are driven by this understanding of our audience and their motivating factors. Their mindset drives the segmented messages we deliver, defines the partners and kindred brands we select and co-promote with, and determines the channels in which we engage with our audience.

While these common motivating factors transcend demographics, we believe that we are seeing distinct trends that lend themselves to highly targeted marketing programs. Most distinctly, we have discovered – what we refer to as the conscientiousness factor – emanating from the Millennial and burgeoning Generation Z demographics. We believe that today’s younger consumers are socially and ethically wired. They appear to proactively seek out goods and services that align with their core principles and become devoted and vocal advocates of brands that embody ‘green’ practices. This consumer group is our fastest growing online channels demographic.

In summary, we believe our beautiful, high value, ethically-sourced product aligns directly with the principles and purchasing requirements of our primary target – the Millennial audience. However, we believe that we also appeal to a broader range of demographics for whom we can deliver tailored promotional programs that speak to their distinct motivating factors.

Marketing to the Online Channels Segment

Driven by knowledge of our changing audience, we adjusted our strategy and marketing tactics throughout 2017 and proactively engaged the consumer through a multi-channel digital marketing strategy. Our goal is to continue growing our direct relationship with the consumer, which we believe will drive interest across all of our selling channels. Our approach for marketing directly to the consumer includes the following online programs:

•
Social Media – To reinforce and support our position as the leading source of ethically-sourced, lab-created moissanite, our marketing team manages several social media initiatives that target current and future jewelry consumers to support the promotion and sale of Charles & Colvard Created Moissanite®. Our campaigns are focused on driving a consistent message emphasizing the environmentally and socially responsible aspects of our jewels, their everlasting beauty, and overall value. Our social media efforts include both owned posts and engagements (our own profiles and activities) as well as paid placement (ads presented to targeted audiences).

•
Digital Marketing – According to a recent research study by Forrester Research, Inc., a global independent research, data, and advisory services firm, 71% of consumers begin their buying journeys by using a web search to discover new products and services. In short, the typical buyer’s journey is a digital one. Digital marketing encompasses the myriad ways we can be a part of that journey – from Search Engine Marketing (keyword buys and ads) to digital display (banner ads and product re-targeting ads) to video pre-roll (ads playing before third-party YouTube videos), and native advertising (long-form content produced in conjunction with editorial outlets such as Refinery29®). We are using, and continually optimizing, available digital marketing channels and will continue to monitor new forms of paid media as they arise, assessing whether they will be effective in helping us connect with our target audiences.

•
Influencer Campaigns – According to Forbes Magazine and a study from MuseFind Technologies Inc., a leading U.S. influencer marketing authority, up to 92% of consumers trust an influencer more than an ad or traditional celebrity endorsement. This is a clear indicator of what marketers have already come to accept: that people trust other people more than they trust brands. However, we believe there is a caveat: the influencers that a brand partners with must truly be aligned in mindset. We do not believe that we can simply find someone with millions of followers, pay them to post about our brand and product, and expect to see results. Instead, we believe we must find influencers who embody the same mindset as our brand and believe in the products we bring to market. This takes time, and we plan to continue to build our influencer network throughout 2018.

•
Sweepstakes – We believe sweepstakes, especially leveraging social media platforms in partnership with kindred brands, are powerful in acquiring and engaging new audiences. Through the use of sweepstakes in 2017, we increased our email marketing subscribers and social media followers, generated a multitude of user-generated content about our brand and products, and converted new customers. Sweepstakes will be a marketing tactic we intend to expand upon throughout 2018.

•
A Twist on the Traditional TV Channel – Throughout our history, we have utilized TV as a channel to reach our consumers. In 2017, we identified a shift in our audience and how they began to disengage from TV and shift to online and streaming video. We are combining our years of knowledge about video marketing, and the power of seeing our product in motion, with our growing expertise in digital marketing. These efforts are expected to culminate in extensive use of video marketing and livestream video in 2018.

•
Consumer Education – Because we believe education of the consumer is so important to the sell-through of moissanite products, we continue to enhance our website and contribute to third party platforms such as social media sites to share extensive educational information about moissanite, in addition to general background information about our company. But we do not believe our value to the marketplace is only realized in our product. As our goal is to lead a revolution in the jewelry industry, we also have a commitment to providing value through education of the jewelry market by bringing to light the environmental and social impact of the trade as a whole. We plan to continue to create content of value on our own site and social channels and to contribute more to third party platforms, sharing extensive educational information about environmentally and socially responsible, lab-grown moissanite.

Distributing to the Online Channels Segment

Equally as important to us as marketing to our direct consumer audience is moving our customers through the process of engaging with our brand – and eventually converting into a lifetime customer. Throughout the above marketing tactics, we employ calls to action that drive the consumer to the many places where they can view our products and complete their purchase. We utilize a centralized distribution and fulfillment facility in Morrisville, North Carolina, to fulfill online channels orders. Following are our primary online transactional channels:

•
charlesandcolvard.com – In 2017, we significantly enhanced our transactional web site to optimize for the mobile consumer and to reduce friction between our brand and the consumer. Programs such as free shipping, a 60-day return policy, and an enhanced and optimized shopping experience were rolled out in time for the 2017 holiday season. With data collected through web analytics, and through user surveys that reveal how consumers use the site, we are in a continual state of optimizing the buying experience – making it easier for shoppers to browse, sort and compare. Through the use of partners such as Affirm, Inc., and PayPal Holdings, Inc., or PayPal, for financing purchases, Braintree, a service of PayPal, for ease of transfer, and cross-border trade, or CBT, services, we are continually focused on improving our customers’ experience.

•
Marketplaces – As noted previously, a large majority of buyers start their online shopping experience with a web search. According to BloomReach, Inc., a global content management firm, as many as 55% of those searches begin on Amazon. That number skews even higher within the Millennial demographic – based on a finding by the Pew Research Center, a renowned nonpartisan fact think tank, Amazon is the brand Millennials identify as most relevant. Therefore, we have made a point to be prominent on Amazon, achieving Seller-Fulfilled Prime status in 2017, which means we have the option of fulfilling orders with the same benefits of Amazon Prime. This will enable us to be positioned more prominently in Amazon’s search platform and to take advantage of their negotiated shipping rates and service levels that, in turn, will lower our shipping costs. This status is available by Amazon to only those sellers who have a history of fulfilling orders quickly and not running out of stock. We are also prominent on eBay and a multitude of other specialty marketplaces, allowing us to meet our customers where they want to buy.

•
Pure-Play E-tailers – Bain & Company, a global management consulting firm, estimates that 28% of total retail sales will become e-commerce centric by 2030. As consumers become more digitally savvy, new businesses have gained traction by tailoring their product, services and experiences to specific consumer preferences. We believe that these pure-play e-tailers offer unique opportunities for Charles & Colvard to feature our gemstones and connect with their loyal audiences. As our 2018 strategy evolves, we plan to focus on expanding these relationships and forging new partnerships that enable us to reach differentiated audiences.

•
Drop Ship Retail – Retailers are consistently seeking socially responsible brands to serve the growing demand for conscientious product selection from their audiences. In an effort to smartly expand their assortment, they utilize drop-ship as it enables them to offer a more robust assortment online without having to physically take ownership of the goods in their warehouse. As we have refined charlesandcolvard.com’s post-purchase customer experience to deliver fast shipping and a streamlined return process, we are leveraging these enhanced processes to support the increasing opportunity among retailers that are incorporating drop-ship as core to their online assortment expansion strategy.

•
Cross-Border Trade – According to statistics from Statista.com (based on data from Shopify Inc., a global cloud-based, multi-channel commerce platform), with 84% of global e-commerce sales predicted to take place outside of Europe and North America by 2020, we anticipate combining regionalized marketing efforts in new geographies with promotional campaigning to drive international consumers to our charlesandcolvard.com web property. Through the application of market-leading CBT technology, we believe CBT to be a significant opportunity in 2018 and beyond.

Marketing to the Traditional Channels Segment

The Traditional Channels segment is our legacy channel – representing such outlets as distributor partners, brick-and-mortar retail, and traditional television shopping. These channels remain important avenues for Charles & Colvard to drive product to market, and be present in the many places the consumer takes their shopping journey.

•
Trade advertising – In 2017, we continued to target the trade with print advertisements featuring moissanite, with specific emphasis on our Forever OneTM moissanite jewels and finished jewelry featuring the Forever OneTM jewel in leading trade publications. We intend to continue to deliver meaningful promotion of Forever OneTM as we further expand this product line into the wholesale distribution segment.

•
Industry associations – We maintain relationships with major jewelry industry organizations and jewelry trade publications as an opportunity to communicate with our peers on a consistent basis through media coverage, trade shows, and charitable events, among others.

•
Trade shows – Our attendance at leading jewelry trade shows as a sponsor, an exhibitor, or a participant has helped us extend our outreach to customers. In 2017, we attended major domestic and international jewelry industry trade shows including JCK, North America’s largest annual jewelry trade event in Las Vegas, and the Hong Kong Gem and Jewellery Fair. We intend to continue investing in these important industry events in 2018.

•
Cooperative advertising – We sometimes participate in the cooperative advertising programs of our distributor and retail partners, subject to the customer adhering to our branding guidelines and other conditions. In these programs, we subsidize a portion of their marketing costs in order to create awareness of and exposure for our gemstones and jewelry.

Distributing to the Traditional Channels Segment

We utilize a centralized distribution and fulfillment facility in Morrisville, North Carolina, to fill bulk orders to manufacturer, distributor, and retail customers.

•
Retail – In order to create awareness and exposure for our gemstones, jewelry, and brands, we sell loose moissanite jewels and finished jewelry featuring moissanite at wholesale prices to nationally recognized and emerging retail customers through a broad range of channels including jewelry chains, television shopping networks, and department stores. Wholesale orders are received via purchase order and filled from our centralized distribution and fulfillment center.  In addition, we have placed loose moissanite jewels and finished jewelry inventory in stores on a consignment basis. We continue to evolve our retail channel strategy as we optimize our historical methods and partners.

•
Domestic Manufacturers and Distributors – In order to service the vast number of independent jewelers, jewelry stores, and smaller jewelry chains, we sell our loose moissanite jewels to domestic wholesale distributors and finished jewelry manufacturers at distributor prices, that in turn set them in mountings and sell them to retailers, sell them through their own e-commerce sites, or resell the loose jewels at a markup to independent jewelers and jewelry stores – whether brick-and-mortar, online, or both. In addition, we have placed loose moissanite jewels and finished jewelry inventory with select domestic distributors on a consignment basis. We continue to evaluate our channel strategy for domestic distributors, which may result in a change to our historical domestic distributor methods and partners.

•
International Manufacturers and Distributors – In order to create global awareness and exposure for our gemstones, jewelry, and brands, we sell loose moissanite jewels and finished jewelry featuring moissanite to international wholesale distributors and finished jewelry manufacturers at distributor prices, that in turn set them in mountings and sell them to retailers, sell them through their own e-commerce sites, or resell the loose jewels at a markup to independent jewelers and jewelry stores in their local markets. We currently have more than 15 international wholesale distributors covering portions of Canada, the UK, Western Europe, Australia and New Zealand, Southeast Asia, the Middle East, and China. In addition, we have placed loose moissanite jewels and finished jewelry inventory with select international distributors on a consignment basis. We continue to evaluate our channel strategy for international distributors, which may result in a change to our historical international distributor methods and partners. A portion of our international sales consists of finished jewels sold internationally that may be re-imported to U.S. retailers.

For a discussion of our largest customers for 2017 and 2016, see Note 14, “Major Customers and Concentration of Credit Risk”, in the Notes to the Consolidated Financial Statements.

Seasonality

Sales in the retail jewelry industry are typically seasonal due to increased consumer purchases during the holiday season. Because historically we have primarily sold our loose moissanite jewels and finished jewelry featuring moissanite at wholesale pricing to distributors, manufacturers, and retailers, our sales to support the holiday season have largely taken place during the third and beginning of the fourth calendar quarters, depending on the sales channel and the level of advanced planning and production our customers undertook. However, the effect of seasonality on our business is also impacted by the timing of orders we receive to support new or expanded distribution and the level of current inventory positions held by our customers. In recent years, excluding one-time sales events from time to time throughout the year, we have experienced a higher degree of seasonality in the fourth quarter than we have experienced in prior years primarily as a result of the holiday season sales to end consumers through our growing direct-to-consumer e-commerce website, charlesandcolvard.com and as a result of increased sales through our Online Channels segment. In future periods, as sales of our finished jewelry increase to retailers and directly to consumers, both in dollars and as a percentage of total sales, we anticipate a seasonality trend more typical with the retail jewelry industry, and these factors may significantly affect our results of operations in a given quarter.

Change in Fiscal Year-End

On January 30, 2018, our Board of Directors approved a change in our fiscal year from a fiscal year beginning on January 1 and ending on December 31 of each year to a fiscal year beginning on July 1 and ending on June 30 of each year. This change in our fiscal year-end enables management to shift its annual planning and budgeting process away from the holiday season, so that management’s focus during that time is on revenue-generating opportunities with customers. This change to the fiscal year reporting cycle will begin July 1, 2018. As a result of the change, we will have a six-month transition period from January 1, 2018 to June 30, 2018. During this period, we plan to file our results for the three-month period ending March 31, 2018 in our Quarterly Report on Form 10-Q for the quarter ending March 31, 2018 and to file a transition report with our results for the six-month period ending June 30, 2018 on Form 10-KT with the SEC.

Moissanite

Over 120 years ago, Nobel Prize-winning chemist, Henri Moissan, Ph.D., first discovered the extremely rare mineral, silicon carbide, or SiC, in a meteorite crater in Arizona. Over a century after the discovery of SiC, and after years of experimentation, researchers from the Research Triangle Park in North Carolina developed and patented a thermal growing process for creating pure SiC crystals in a controlled laboratory environment. This long-sought-after breakthrough made possible the world’s first lab-created moissanite gemstone – posthumously named after its discoverer. With hardness rivaling any mineral on earth, and optical properties exceeding all mined and created gemstones, we believe moissanite is a brilliant new type of jewel that is free from environmental and ethical issues, and capable of disrupting traditional definitions of fine jewelry.

Naturally-occurring moissanite is generally very small in size, dark green or black in color, and not a commercially viable source of gemstone material. Therefore, in order to create high quality moissanite material in desirable colors and across a range of carat sizes that will appeal to a consumer audience, we expect only lab-grown SiC crystals to provide a sustainable source of moissanite for gemstones. In addition to carat size, important characteristics of a gemstone are beauty, durability, and rarity. The beauty of a near-colorless and colorless gemstone is characterized by its color, brilliance, and fire. The brilliance of a gemstone is measured by its refractive index, or the extent to which, when coupled with the facet design, the gemstone reflects light. The fire of a gemstone, or the breaking of light rays into spectral colors, is measured by its dispersion. Durability is determined by a gemstone’s hardness, or resistance to scratching and toughness, or resistance to chipping or cleaving. Rarity is the availability or perceived availability of a gemstone.

Moissanite jewels have a unique combination of brilliance, fire, durability, and rarity. Moissanite’s beauty is objectively derived from its refractive index, which is higher than any other gemstone, including diamond. And its hardness is greater than all minerals, and all known gemstone materials with the exception of diamond. As a result, moissanite jewels, like diamond, can be cut with sharp, well-defined, and highly polished facets that accentuate their brilliance and fire. The cutting specifications (facet arrangement and proportions) for moissanite jewels are different than any other gemstone, and designed to maximize the brilliance and fire of the material. We evaluate the finished jewels to exacting standards with automated video-imaging equipment and specially trained quality control personnel. Due to the rare natural occurrence of moissanite and both the proprietary and technical limitations in producing mass quantities of gem-grade moissanite, we believe that moissanite is among the rarest of jewels.

The following table compares the physical properties of moissanite jewels with other fine gemstone materials:

Description	Refractive Index	Dispersion	Hardness (1)	Toughness
Charles & Colvard Created Moissanite®	2.65-2.69	0.104	9.25 – 9.5	Excellent
Diamond	2.42	0.044	10	Good to Excellent (2)
Ruby	1.77	0.018	9	Excellent (3)
Sapphire	1.77	0.018	9	Excellent (3)
Emerald	1.58	0.014	7.50	Poor to Good

(1) For purposes of this table, “hardness” is based on the Mohs Scale, which is a relative scale only. Quantitative comparisons of different gemstone materials cannot be made directly using the Mohs Scale. Moissanite jewels, while harder than all other known gemstones, are approximately one-half as hard as diamond.
(2) In cleavage direction, toughness is “good”
(3) Except twinned stones

Sources: Gemological Institute of America, Gem Reference Guide for GIA Colored Stones, Gem Identification and Colored Stone Grading Courses 32-35, 65-82, 87-90 (1995); Cornelius S. Hurlburt, Jr. & Robert C. Kammerling, Gemology 320-324 (2d Ed. 1991); Kirk-Othmer, Encyclopedia of Chemical Technology 524-541 (5th Ed. 2004); Institution Of Electrical Engineers, Properties of Silicon Carbide (Gary L. Harris, Ed., 1995); Robert Webster, Gems: Their Sources, Descriptions and Identification 889-940 (5th Ed. 1994); W. von Muench, “Silicon Carbide” in Landolt-Börnstein Numerical Data and Functional Relationships in Science and Technology, New Series, Group III, Vol. 17C, pp. 403-416 and 585-592 (M. Schultz and H. Weiss, Eds., 1984); Kurt Nassau, Shane F. McClure, Shane Elen & James E. Shigley, “Synthetic Moissanite: A New Diamond Substitute”, Gems & Gemology, Winter 1997, 260-275; Kurt Nassau. “Moissanite: A New Synthetic Gemstone Material”, Journal of Gemmology, 425-438 (1999); Mindat.org, “Moissanite” (https://www.mindat.org/min-2743.html); and Wikipedia, “Moissanite” (https://en.wikipedia.org/wiki/Moissanite).

Products and Product Development

Moissanite jewels

Historically, Charles & Colvard primarily sold near-colorless moissanite jewels including Forever ClassicTM and Forever Brilliant®. We continue to offer these products in a variety of shapes including round, square brilliant, princess, cushion, radiant, pear, marquise, heart, and oval, among others, in sizes ranging from approximately 1.3 to 12 millimeters (approximately 0.008 to 5.3 carats).  In 2015, we announced availability of our premier product, the first colorless moissanite jewel, Forever OneTM, which grades from colorless (D-E-F) to near-colorless (G-H-I) using the Gemological Institute of America’s color grading scale. Our limited launch was met with great enthusiasm from channel partners and consumers.  In response to this demand, we continue to expand our Forever OneTM product line with additional shapes and sizes. Today, we offer Forever OneTM in 14 cuts, and a multitude of sizes ranging from melee accent stones as small as .005 carats to gemstones up to 6.13 carats, and our recently-released Exotics that are as large as 15.55 carats diamond equivalent weight (“DEW”).

Moissanite finished jewelry

We began selling finished jewelry featuring moissanite in 2010. Our core designs include stud earrings, solitaire and three-stone rings, pendants, and bracelets. We are now selling an expanded selection of fashion-oriented, designer-inspired moissanite jewelry that we offer as an expansion to the core line of jewelry. The primary ingredients of our moissanite finished jewelry are loose moissanite jewels that we have on hand as part of our finished goods inventory, white, yellow, and rose gold settings, sterling silver settings, and labor to mount the jewels into the settings.

In addition, we historically purchased fashion finished jewelry comprising base metals and non-precious gemstones for sale through Lulu Avenue®. This finished jewelry was fashion oriented and subject to styling trends that could change with each catalog season. The majority of this finished jewelry was custom designed for us. We made limited purchases of fashion finished jewelry after the divestiture of our direct-to-consumer home party business on March 4, 2016.

Source of Raw Material

Our moissanite jewels are made from gem-grade SiC crystals. Our sole supplier of SiC crystals is Cree, Inc., or Cree, with which we have certain exclusive supply rights for SiC crystals to be used for gemstone applications. We source the metals used for our finished jewelry, including white, yellow, and rose gold and sterling silver, from a number of domestic and international manufacturers located in the U.S, China, India, Mexico, or Hong Kong. In line with our goal of providing socially and ethically-sourced products, we require suppliers to adhere to our stringent supplier guidelines, as well as to certify that their gold is coming from conflict free sources and that all metals supplied to us are responsibly sourced.

Exclusive Supply Agreement with Cree

On December 12, 2014, we entered into a new exclusive supply agreement with Cree, or the Supply Agreement, which superseded and replaced our prior agreement with Cree. Under the Supply Agreement, subject to certain terms and conditions, we agreed to exclusively purchase from Cree, and Cree agreed to exclusively supply 100% of our required SiC materials in quarterly installments that must equal or exceed a set minimum order quantity. The initial term of the Supply Agreement will expire on June 24, 2018, unless extended by the parties. Accordingly, we are reviewing various alternatives with respect to our purchase of SiC material, including whether to exercise our unilateral option, subject to certain conditions, to renew the Supply Agreement for an additional two-year period. Our total purchase commitment under the Supply Agreement until June 2018 is dependent upon the size of the SiC material and ranges between approximately $29.60 million and approximately $31.50 million. As of December 31, 2017, our remaining purchase commitment through June 2018 under the Supply Agreement ranges from approximately $5.15 million to approximately $7.05 million.

Intellectual Property

We held U.S. product and method patents for moissanite jewels that expired during 2015, under which we had broad, exclusive rights to manufacture, use, and sell moissanite jewels in the U.S. We held these same patents in 25 foreign jurisdictions primarily across Asia and Europe that expired in the third quarter of 2016, and will expire in Mexico in 2021. In addition, we have certain trademarks and pending trademark applications that support our moissanite branding strategy. Since the expiration of our patents we have noted new providers of moissanite entering the market. We know how challenging it is to create high-quality moissanite and anticipate it will take emerging providers significant time and investment to bring meaningful and competitive products to market. As we experienced ourselves, we anticipate it will take these new providers significant time to evolve from producing low-end moissanite to delivering high-quality gemstones in the colorless or near-colorless range. Achieving the capacity to consistently produce a high-quality moissanite product at mass scale requires a careful balance of silicon carbide-specific faceting skills and a well-tuned global supply chain. Therefore, we do not anticipate direct moissanite competition in our superior quality gemstone ranges in the foreseeable future.

Our success and our ability to compete successfully depends in part upon our proprietary technology. In addition to our remaining international patents, we rely on trade secret laws and employee, consultant, and customer confidentiality agreements to protect certain aspects of our technology. We currently are not subject to any claims that our products or processes infringe on the proprietary rights of third parties. At the present time, we are also dependent on Cree’s technology for the production of SiC crystals.

Manufacturing and Quality Assurance

Moissanite jewels

The production of Charles & Colvard Created Moissanite® jewels is an elaborate process developed over a number of years of collaborative research and development, acquired and learned knowledge from scientists, and considerable investment expense.

Following are the key manufacturing processes of our moissanite jewels:

•	Growing gem-grade raw SiC crystals;

•	Manufacturing rough preforms;

•	Faceting and polishing jewels;

•	Inspecting, sorting, and grading; and

•	Engraving.

Growing gem-grade raw SiC crystals – SiC crystal growth suitable for gem-grade usage at commercial quantities is proprietary both in design and in operational methodology. Cree has grown the majority of our SiC crystals in accordance with the terms of the Supply Agreement. We routinely evaluate the yield and quality of saleable moissanite jewels from SiC crystals. The yield of saleable jewels from each crystal is one of the most significant factors affecting the volume and cost of moissanite jewels available for sale. Yield is dependent on the quality of the crystals, and variations in crystal quality can adversely affect our gross margin percentage.

Manufacturing rough preforms – We have made considerable investment in the design, development, and customization of a proprietary manufacturing process that includes equipment, software, and procedures to maximize raw material yield. The result is production of intermediary shapes, called “preforms,” that vary depending upon the size and shape of the desired finished jewel. We continue to invest research and development resources to improve raw material yield, including studying alternate preform shapes and cutting technologies, due to the dramatic effect such an improvement could have on our gross margin percentage.

Faceting and polishing jewels – Each preform is faceted and polished by our independent third-party gem-cutters based on master designs with multiple quality control measures built into the process. Gem-cutter training is a regimented program involving several months of progressive hands-on bench training. As we continue to expand the assortment of Forever One™, we will continue the process of certifying additional cutters to ensure sufficient scalability of our production capabilities to meet anticipated demand for this premium finished jewel.

Inspecting, sorting, and grading – Similar to other gemstones, each faceted moissanite jewel greater than 2.5 millimeters in size is individually graded against established master standards using our specially trained personnel. Additionally, as part of our overall quality assurance program, a representative sample from each batch of jewels is submitted to an image analyzer to ensure critical angles and other attributes designed to maximize moissanite’s optical properties are consistently maintained. This phase of manufacturing is relatively labor-intensive and requires skills not readily available in the general work force. In the future, we may elect to outsource certain portions of this stage of the manufacturing process to independent third parties that we will require to adhere to our rigorous quality control and monitoring standards.

Engraving – For moissanite gemstones over four millimeters in size, Charles & Colvard laser inscribes an identifying code on the girdle of each gemstone. This identifier matches a grading standard and is an important element in protecting the integrity of Charles & Colvard Created Moissanite® and ensuring the customer an authentic Charles & Colvard gemstone.

Finished jewelry

Our line of finished jewelry featuring moissanite is developed by a team of industry experts integrating our moissanite jewels into many forms of jewelry, generally made of precious metals, either designed or purchased by us utilizing a core group of suppliers, manufacturers, and finishers. In addition to our Limited Lifetime Warranty offered on our moissanite jewels, we provide a 12-month Limited Warranty on all finished jewelry featuring our moissanite.

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

All procured finished jewelry components are sourced from our approved suppliers, and each finished jewelry item is jobbed and/or tracked by stock keeping unit (“SKU”), utilizing our enterprise resource planning system. The components of moissanite finished jewelry comprised in each job are then manufactured into finished jewelry by assemblers either in the U.S. or internationally in China, India, Mexico, or Hong Kong. We are continuously working with our existing manufacturing partners, as well as identifying new manufacturing partners, to expand our assortments and efficiencies.

All finished jewelry produced by Charles & Colvard undergoes a multi-point inspection process. A representative sampling of manufactured finished jewelry items undergoes stone and metals testing to ensure that the items for sale are of the quality that we strive to maintain. Also, in line with our goal of providing socially and ethically-sourced products, we require suppliers of our gold to certify that the gold is coming from conflict free sources and that all metals supplied to us are responsibly sourced. If required by government ordinance or requested by a customer, we facilitate the inspection of our finished jewelry by internationally recognized testing facilities to comply with legal requirements and to ensure consumer confidence.

Working Capital Practices

Our primary source of working capital is cash on hand and cash generated by operations. Because we have a quarterly minimum purchase commitment under the Supply Agreement, we may be required to purchase SiC materials in excess of our immediate needs from time to time, which may result in inventories that are higher than we might otherwise maintain.

Payment terms on trade receivables for our Traditional segment customers are generally between 30 and 120 days, though we may offer extended terms with specific customers and on significant orders from time to time. We extend credit to our customers based upon a number of factors, including an evaluation of the customer’s financial condition and credit history that is verified through trade association reference services, the customer’s payment history with us, the customer’s reputation in the trade, and/or an evaluation of the customer’s opportunity to introduce our moissanite jewels or finished jewelry featuring moissanite to new or expanded markets.

Our return policy for certain customers in our Online Channels segment provides for the return of purchases for any reason generally within 60 days of shipment in accordance with our warranty policy as disclosed on the charlesandcolvard.com website. Our return policy for customers in our Online Channels segment (excluding those of charlesandcolvard.com) and those in our Traditional segment allows for the return of jewels and finished jewelry for credit generally within 30 days of shipment if returned for a valid reason. We have established an allowance for returns based on our historical return rate, which takes into account any contractual return privileges granted to our customers. Periodically, we ship loose jewel goods, finished jewelry goods, and finished goods inventory to Traditional segment customers on consignment terms. Under these terms, the customer assumes the risk of loss and has an absolute right of return for a specified period that typically ranges from six months to one year.

Competition

As competitive moissanite makes its way to market, there is no more important time than now to confirm Charles & Colvard’s leadership position as the premier worldwide moissanite provider and to further establish our presence in emerging markets. We believe our leadership position is a product of over 20 years of moissanite innovation, and is bolstered by the following strengths:

•
Our exclusive SiC crystal supply agreement with Cree, which holds the U.S. patent for micropipe-free silicon carbide material and the related method of manufacture. We believe this core material empowers Charles & Colvard to rise above all other moissanite with an unrivaled level of gemstone clarity.

•
Our mature supply chain, which we believe enables us to seamlessly manage the complex manufacturing process of both our moissanite gemstones and the varied jewelry options we deliver to a global audience.

•	Our global distribution network, which we have optimized for timely delivery of everything from singular consumer orders to bulk distribution orders.

•
Our significant inventory supply, which we believe positions us to meet the just-in-time needs of our distribution partners. We believe having inventory on the shelf is paramount to delivering for our customers as their demand dictates.

•
Over 20 years of innovation and continuous improvement of our moissanite gemstone. With Forever OneTM, we believe that we have achieved a level of perfection that is rarely seen in any gemstone – featuring colorless grades with an innovative cut that we believe reveals optical properties unrivaled by any other jewel. This pinnacle of production is the outcome of continual improvement and artisan craft.

With our above strengths outlined, it is also important to note that our future competitive success is reliant, in part, on the following:

•	our ability to continue our relationship with Cree in order to sustain our supply of high-quality SiC crystals;

•	our ability to differentiate Charles & Colvard Created Moissanite® from competing products making their way to market;

•	our ability to understand the consumer market segment and effectively market to them a compelling value proposition that leads to converted customers;

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

•
the continued willingness of distributors, retailers, and others in our distribution channels to purchase loose Charles & Colvard Created Moissanite®, and the continued willingness of manufacturers, designers, and retail jewelers to undertake setting of the loose jewels;

•
our continued ability and the ability of manufacturers, designers, and retail jewelers to select jewelry settings that encourage consumer acceptance of and demand for our moissanite jewels and finished jewelry;

•	our continued ability and the ability of jewelry manufacturers and retail jewelers to set loose moissanite jewels in finished jewelry with high-quality workmanship;

•	our continued ability and the ability of retail jewelers to effectively market and sell finished jewelry featuring moissanite, including finished jewelry to consumers; and

•	our ability to operationally execute the strategy for our Online Channels segment.

Competitive Gemstones and Jewelry

Gemstone materials can be grouped into three types:

•	natural gemstone, which is found in nature;

•	synthetic gemstone, which has the same chemical composition and essentially the same physical and optical characteristics of natural gemstone but is created in a lab; and

•	simulated or substitute material, which is similar in appearance to natural gemstone but does not have the same chemical composition, physical properties, or optical characteristics.

Our moissanite jewels compete with fine gemstones such as ruby, sapphire, emerald, and tanzanite as well as with natural, synthetic, and treated diamonds as a synthetic gemstone. We may also face competition from synthetic diamonds, synthetic diamond films, and other sources of synthetic moissanite not presently available in qualities, sizes, and volumes suitable for use as gemstones. Some suppliers of diamonds and other fine gemstones, as well as the suppliers of synthetic and simulated gemstones, may have substantially greater financial, technical, manufacturing, and marketing resources and greater access to distribution channels than we do.

We believe A Diamond Is Forever® (which is a registered trademark of the De Beers Group of Companies) is one of the greatest marketing achievements, ever. Not only did the campaign persuade nearly four full generations that a diamond was the only true way to express love, but apparently it even made it taboo to spend less than three months’ salary to achieve what we believe is an artificially inflated value based on a throttled supply chain. Further, we believe it put marketing of any clear gemstone at a disadvantage due to people’s natural tendency to compare. However, as Millennials have entered the jewelry market with a new mindset of economic awareness, environmental responsibility and social consciousness, we believe the market opportunity has evolved. We believe moissanite – and specifically, Charles & Colvard – is primed to take advantage of the market in which people are actively looking for an alternative to diamond.

Competing with diamond

The worldwide market for large, uncut, high-quality natural diamonds is significantly consolidated and controlled by De Beers (headquartered in South Africa), Alrosa (Russia), Rio Tinto (Australia), and BHP (Canada). These companies have a major impact on the worldwide supply and pricing of natural diamonds at both the wholesale and retail levels. Diamond producers may undertake additional marketing or other activities designed to protect the diamond jewelry market against sales erosion from consumer acceptance of moissanite jewels. However, there are signs that the diamond industry is under pressure, with the De Beers Group of Companies recently reporting that the average price of goods sold to trade clients (consolidated sales) was $162 per carat. This is 13% lower than the average price achieved in 2016. We believe these indicators show a change in consumer confidence in the diamond trade.

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

We have seen a recent emergence of new manufacturers of lab-grown diamonds that offer a product directly competitive with natural diamond; however, they are priced below that of natural diamond, and therefore compete with Charles & Colvard Created Moissanite®. Although we believe that colorless gemstone-quality synthetic and treated diamonds cannot presently be produced at prices competitive with those currently offered for our moissanite jewels, there can be no assurance that such competitive prices cannot be achieved in the future by the producers of any natural, synthetic or treated diamonds. The primary producers of synthetic diamonds used for industrial applications are Element Six (a member of the De Beers Group of Companies) and Sumitomo Electric Industries. There are also a number of Russian producers of synthetic diamonds for industrial uses. In addition, companies such as Diamonex (a Morgan Technical Ceramics Company) and Scio Diamond Technology Corporation are synthesizing diamonds in limited quantities, limited carat sizes, and in limited ranges of color. Synthetic diamond films can be grown at commercially viable prices in thicknesses that can be applied to various surfaces such as other synthetic materials.

Competing with other moissanite producers

Although we believe that our moissanite jewels have a leadership market position, we are beginning to face competition from other companies that develop competing SiC material.  These products are emerging primarily from Eastern countries, and are making their way into the U.S. market. Our ongoing research of the competitive landscape has identified competing moissanite in the “E-F” and below color range according to the Gemological Institute of America’s grading scale. However, we have not yet identified competing moissanite that exhibits a level of cut, clarity or polish that is competitive with Charles & Colvard Created Moissanite®. We also have not identified new sources that have exhibited the ability to supply a consistent and high volume of quality moissanite substantial enough to address the considerable consumption needs of distributors and retailers that serve the jewelry trade. Achieving the capacity to consistently produce a high-quality moissanite product at mass scale requires a careful balance of SiC-specific faceting skills and a well-tuned global supply chain. Therefore, we do not anticipate direct moissanite competition in our superior quality gemstone ranges for the foreseeable future.

Competing with simulants and synthetics

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

Competing in the finished jewelry space

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

We intend to expand our market share and compete with these well-known brands primarily on the basis of the combination of quality, design, and value, as moissanite is the highest quality, affordable alternative available to more expensive gemstones such as diamond. We believe that focusing on the clear advantages in moissanite’s retail price points, especially in the one-carat and larger sizes, will provide a key point of differentiation and value proposition to the end consumer who may not have had the opportunity to previously purchase fine jewelry due to limitations in discretionary spending income.

In addition, we believe that the Charles & Colvard Created Moissanite® brand, in addition to other brands for both moissanite jewels, including Forever OneTM, and moissanite finished jewelry that we are developing pursuant to our marketing programs, may create a long-term competitive advantage for our products as we build brand recognition. We endeavor to partner with recognized designers and jewelry companies, in addition to developing our own proprietary brands of finished jewelry. While our finished jewelry business is still developing, our goal is to build multiple strong brands sought after by the end consumer. We propose to focus our marketing efforts on emphasizing our attractive designs, coupled with moissanite’s exceptional brilliance, fire, durability, and rarity, to establish moissanite as a primary consumer choice in fine jewelry.

Our design, manufacture and marketing of finished jewelry featuring moissanite under exclusive brands for sale at wholesale pricing to distributors and retailers and at retail to end consumers through our charlesandcolvard.com and other online channel outlets may result in some of our current wholesale customers perceiving us as a competitor, despite our efforts to use primarily non-conflicting sales channels. As we continue to develop our finished jewelry business, we intend to increase distribution through new and existing channels similarly to how many other companies have executed cross-channel marketing and distribution strategies. Due to the size of the finished jewelry market, we believe that such sales channels can co-exist, with the overall end result being increased consumer and brand awareness of moissanite products and a corresponding increased demand for not only our products, but those of our distributor and manufacturer customers as well.

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

Research and Development

We invested approximately $3,700 in research and development during 2017 compared to $2,800 in 2016 primarily for the study of product enhancement and manufacturing process efficiencies.

Employees

As of March 5, 2018, we had a total of 76 employees, 69 of whom were full-time and seven of whom were part-time. None of our employees are represented by a labor union. We believe that our employee relations are good.

Directors and Executive Officers of Charles & Colvard, Ltd.

The members of our current Board of Directors are the following:

Neal I. Goldman
Chairman of the Board; President of Goldman Capital Management, Inc., an investment advisory firm.

Anne M. Butler
Chief Executive Officer of Butler Advisors, a consulting firm specializing in strategic and operational advising to private equity, venture capital, and institutional investors on direct selling acquisitions and management.

Benedetta Casamento
Retail Consultant.

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

Our current executive officers are the following:

Suzanne Miglucci
President and Chief Executive Officer

Clint J. Pete
Chief Financial Officer

Don O’Connell
Chief Operating Officer and Senior Vice President, Supply Chain

Available Information

Our corporate information is accessible through our website at https://www.charlesandcolvard.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available, free of charge, access on our website to all reports we file with, or furnish to, the SEC, including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. A copy of this Annual Report on Form 10-K and our other reports are available without charge upon written request to Investor Relations, Charles & Colvard, Ltd., 170 Southport Drive, Morrisville, North Carolina 27560.

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

Our future financial performance depends upon increased consumer acceptance, growth of sales of our products, and operational execution of our strategic initiatives. We believe that most consumers are not generally aware of the existence and attributes of moissanite jewels and that the consumer market for moissanite jewels and finished jewelry featuring moissanite remains in the early stages of development. Total moissanite jewelry retail sales have historically been less than 1% of the total jewelry market. The degree of future market acceptance and demand is subject to a significant amount of uncertainty. Our future financial performance will depend, in part, upon greater consumer acceptance of moissanite jewels as an ethically-sourced, affordable, luxurious alternative to other gemstones, such as diamond, and our ability to develop brands and execute strategic initiatives, in particular, our Online Channels segment, to grow our sales and operating income. As we execute our strategy to build and reinvest in our business, significant expenses and investment of cash will be required ahead of the revenue streams we expect in the future, and this may adversely affect our operating income. If we are unable to execute and achieve desired revenue levels, we may adjust our strategic initiatives in response to the results of our investments.

In addition, consumer acceptance may be affected by retail jewelers’ and jewelry manufacturers’ acceptance of moissanite jewels and finished jewelry featuring moissanite. The quality, design, and workmanship of the jewelry settings, and the quality of the gemstones, whether manufactured by us or other manufacturers, could affect both consumers’ perception and acceptance of our jewels and costs incurred by returns and markdowns. Additionally, as other competitors enter the market, the lower quality of competitors’ gemstones could negatively impact consumer perception of moissanite, and in turn, acceptance of our jewels.

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

•	our ability to differentiate Charles & Colvard Created Moissanite® from competing products making their way to market;
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

•	our continued ability and the ability of jewelry manufacturers and retail jewelers to set loose moissanite jewels in finished jewelry with high-quality workmanship;
•	our continued ability and the ability of retail jewelers to effectively market and sell finished jewelry featuring moissanite to consumers; and
•	our ability to operationally execute our Online Channels segment.

The execution of our business plans could significantly impact our liquidity.  The execution of our business plans to expand our Online Channels segment and to create required inventory of our Forever OneTM jewels requires significant investments, which may reduce our cash position. Should we fail to execute on our business plans, we could see delays in the return of cash from our investments, resulting in a liquidity shortfall. Under the $10.00 million asset-based revolving credit facility, or the Credit Facility, that we obtained from Wells Fargo Bank, National Association, or Wells Fargo, on June 25, 2014, failure to meet one or more of the following covenants could restrict our ability to draw or make further draws on the Credit Facility: (i) failure to conduct our business as conducted on the date we obtained the Credit Facility; (ii) failure to make required payments to third parties; and (iii) failure to comply with the other covenants and defaults contained in the Credit Facility, including a covenant to maintain at least $1.00 million in excess availability (as defined under the Credit Facility) and a covenant that required us to maintain a specified minimum monthly EBITDA through December 2017 if the cash position for our demand deposit account maintained at Wells Fargo falls below $3.00 million or we draw upon the Credit Facility. If we are not able to take advances against the Credit Facility, our cash and cash equivalents and other working capital may be insufficient to meet our working capital and capital expenditure needs. In addition, the Credit Facility matures on June 25, 2018, and there is no guarantee for extension or renewal.

Our business and our results of operations could be materially adversely affected as a result of our inability to fulfill orders on a timely basis. As sales of our loose moissanite jewels increase, including our Forever OneTM jewel, availability of certain shapes and sizes may be at risk. In addition, finished jewelry has a large variety of styles of which we maintain on-hand stock for such core designs as stud earrings, solitaire and three-stone rings, pendants, and bracelets; and made-to-order under strict deadlines for certain wholesale and direct-to-consumer e-commerce outlets. We must adequately maintain relationships, forecast demand, and operate within the lead times of third parties that facet and/or enhance the jewels and manufacture the finished jewelry setting to ensure adequate on-hand quantities and/or the shipment of customer orders in a timely manner as we transition certain customers from Forever Brilliant® to Forever OneTM. In addition, we are currently dependent upon certain vendors for all of the faceting of our loose jewels. If any or all of these vendors were to cancel their arrangements with us, we could experience a disruption in our operations and incur additional costs to procure faceting services from a replacement vendor. The inability to fulfill orders on a timely basis and within promised customer deadlines could result in a cancellation of the orders and loss of customer goodwill that could materially and adversely affect our business, results of operations, and financial condition.

The financial difficulties or insolvency of one or more of our major customers or their lack of willingness and ability to market our products could adversely affect results. We are subject to a concentration of credit risk amongst our major customers (some of whom are distributors), and a default by any of these customers on their debts to us could have a material adverse effect on our financial position. Future sales and our ability to collect accounts receivable depend, in part, on the financial strength of our customers and our distributors’ willingness and ability to successfully market our products. We estimate an allowance for accounts for which collectability is at risk and this allowance adversely impacts profitability. In the event customers experience greater than anticipated financial difficulties, insolvency, or difficulty marketing products, we expect profitability to be adversely impacted by our failure to collect accounts receivable in excess of the estimated allowance. In these circumstances, we may demand the return of product sold to such customers, resulting in an increase in inventory and a reduction in accounts receivable. While general economic conditions have improved in recent periods, given uncertainty in the current economic environment, constrained access to capital, the impact of inflation on our currency, or general market contractions may heighten our exposure to customer default and generate lower than expected distributor sales.

We are currently substantially dependent on a limited number of distributors, jewelry manufacturers, and retailers for the sale of our products. A significant portion of the moissanite jewels and finished jewelry featuring moissanite that we sell are distributed through a limited number of distributors, manufacturers, and retailers and, therefore, we are substantially dependent upon these companies for distribution of our products. During 2017, our three largest customers, which are loose jewel and finished jewelry distributors, collectively accounted for approximately 38% of net sales. As we continue to build our finished jewelry business, we anticipate in the near term that a significant portion of the moissanite jewels and finished jewelry featuring moissanite that we sell will continue to be to a limited number of manufacturers, distributors, and retailers.

We expect to remain dependent upon the Supply Agreement with Cree for the sole supply of our SiC crystals for the foreseeable future. If we are unable to obtain sufficient, high-quality SiC crystals from Cree and we have a significant increase in demand for our moissanite jewels, then we may not be able to meet that demand. Cree has certain proprietary rights relating to its process for growing large single crystals of SiC and its process for growing colorless and near-colorless SiC crystals. Under the Supply Agreement, subject to certain terms and conditions, we agreed to exclusively purchase from Cree, and Cree agreed to exclusively supply, 100% of our required SiC materials in quarterly installments that must equal or exceed a set minimum order quantity. The initial term of the Supply Agreement will expire on June 24, 2018, unless extended by the parties. Accordingly, we are reviewing various alternatives with respect to our purchase of SiC material, including whether to exercise our unilateral option, subject to certain conditions, to renew the Supply Agreement for an additional two-year period. Our total purchase commitment under the Supply Agreement until June 2018 is dependent upon the size of the SiC material and ranges between approximately $29.60 million and approximately $31.50 million. However, there can be no assurance that Cree will be able to continue to produce and supply us with SiC crystals of sufficient quality, sizes, and volumes that we desire or that we will successfully negotiate future purchase commitments at acceptable prices that enable us to manage our inventories and raw material costs effectively.

We face intense competition in the worldwide jewelry industry. The jewelry industry is highly competitive and we compete with numerous other jewelry products. In addition, we face competition from treated diamonds, synthetic diamonds, lab-grown diamonds, other moissanite jewels, and companies developing other synthetic jewelry technologies. A substantial number of companies supply products to the jewelry industry, many of whom we believe have greater financial resources than we do. Competitors could develop new or improved technologies that may render the price point for moissanite noncompetitive, which could have an adverse effect on our business, results of operations, and financial condition.

In addition, we have previously relied on our patent rights and other intellectual property rights to maintain our competitive position. Our current U.S. product and method patents for moissanite jewels expired in 2015 and most of our patents in foreign jurisdictions expired in 2016 with only Mexico remaining (which expires in 2021). As a result, we anticipate new providers of moissanite will enter the market. However, because the process of creating high-quality moissanite is challenging, we believe it will take emerging providers significant time and investment to bring meaningful and competitive products to market. As we experienced ourselves, we anticipate it will take these new providers significant time to evolve from producing low-end moissanite to delivering high-quality gemstones in the colorless or near-colorless range. Achieving the capacity to consistently produce a high-quality moissanite product at mass scale requires a careful balance of SiC-specific faceting skills and a well-tuned global supply chain. Therefore, we do not anticipate direct moissanite competition in our superior quality gemstone ranges for the foreseeable future. If, however, we are unable to successfully build strong brands for our moissanite jewels and finished jewelry featuring moissanite or competition grows faster than expected, we may not have commercially meaningful protection for our products or a commercial advantage against our competitors or their competitive products or processes, which may have a material adverse effect on our business, results of operations, and financial condition.

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

Our current customers may potentially perceive us as a competitor in the finished jewelry business. As described above, we are currently dependent on a limited number of customers, including distributors, jewelry manufacturers, and retailers for the sale of our products. Our design, manufacture, and marketing of finished jewelry featuring moissanite under exclusive brands for sale to distributors and retailers may result in some of these current customers perceiving us as a competitor, despite our efforts to use primarily non-conflicting sales channels. In response, these customers may choose to reduce their orders for our products. This reduction in orders could occur faster than our sales growth in this business, which could materially and adversely affect our business, results of operations, and financial condition.

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

Sales of moissanite jewelry could be dependent upon the pricing of precious metals, which is beyond our control. Any increases in the market price of precious metals (primarily gold) could affect the pricing and sales of jewelry incorporating moissanite jewels, including jewelry manufactured by us. The majority of price increases in precious metals are passed on to the end consumer in the form of higher prices for finished jewelry. These higher prices could have a negative impact on the sell-through of moissanite jewelry at the retail level. From the beginning of 2006 through 2017, the price of gold has increased significantly, resulting in higher retail price points for gold jewelry. This has had a negative impact on both sales of moissanite jewelry and the jewelry industry as a whole.

Seasonality of our business may adversely affect our net sales and operating income. Sales in the retail jewelry industry are typically seasonal due to increased consumer purchases during the holiday season. Because historically we have primarily sold our loose moissanite jewels and finished jewelry featuring moissanite at wholesale pricing to distributors, manufacturers, and retailers, our sales to support the holiday season have largely taken place during the third and beginning of the fourth calendar quarters, depending on the sales channel and the level of advance planning and production our customers undertook. As sales of our finished jewelry featuring moissanite to retailers and directly to consumers increase, both in dollars and as a percentage of total sales, our results for the three months ending December 31 may depend upon the general level of retail sales during the holiday season as well as general economic conditions and other factors beyond our control. In anticipation of increased sales activities during the three months ending December 31, we may incur significant additional expenses, including higher inventory of finished jewelry in the second half of the calendar year.

On January 30, 2018, our Board of Directors approved a change in our fiscal year from a fiscal year beginning on January 1 and ending on December 31 of each year to a fiscal year beginning on July 1 and ending on June 30 of each year. This change to the fiscal year reporting cycle will begin July 1, 2018. In recent years, excluding one-time sales events, we have experienced a higher degree of seasonality in the three months ending December 31 than we have experienced in prior years primarily as a result of the holiday season sales to end consumers through our Online Channels segment and as a result of increased sales through our Traditional segment. Our quarterly results of operations may continue to fluctuate as a result of a number of factors, including seasonal cycles, the timing of new product introductions, the timing of orders by our customers, and the mix of product sales demand, and these factors may significantly affect our results of operations in a given quarter.

Recent U.S. tax legislation may adversely affect our financial condition, results of operations, and cash flows.
Recently enacted U.S. tax legislation has significantly changed the U.S. federal income taxation of U.S. corporations, including by reducing the U.S. corporate income tax rate, limiting interest deductions, permitting immediate expensing of certain capital expenditures, and revising the rules governing net operating losses (which may adversely impact the value of our net deferred tax assets) and foreign tax credits. Many of these changes are effective immediately, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementation regulations by the U.S. Department of the Treasury and Internal Revenue Service, any of which could materially affect the impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.

While some of the changes made by the tax legislation may adversely affect us in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis. We continue to work with our tax advisors to determine the full impact of this legislation on us. See Note 12, “Income Taxes,” in the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K for additional information about our deferred tax assets and our provisional analysis of the income tax effects of this new legislation.

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

A failure of our information technology, or IT, infrastructure or a failure to protect confidential information of our customers and our network against security breaches could adversely impact our business and operations. We rely upon the capacity, reliability, and security of our IT infrastructure and our ability to expand and continually update this infrastructure in response to the changing needs of our business related to the deployment, integration, and management of new technology. For example, we implemented new IT systems and payment gateways that support our Online Channels segment. As we implement and integrate new systems, as well as retire and de-integrate existing systems, the IT operating environment following such changes may not perform as expected. We also face the challenge of supporting our older systems and implementing necessary upgrades. If we experience a problem with the functioning of an important IT system or a security breach of our IT systems, the resulting disruptions could have an adverse effect on our business.

In addition, we and certain of our third-party vendors receive and store personal information associated with our sales operations and other aspects of our business. In connection with our e-commerce business, we rely on encryption and authentication technology licensed from third parties to effect secure transmission of confidential information, including credit card numbers. Our disclosure controls and procedures address cybersecurity and include elements intended to ensure that there is an analysis of potential disclosure obligations arising from security breaches. We also maintain compliance programs to address the potential applicability of restrictions against trading while in possession of material, nonpublic information generally and in connection with a cybersecurity breach. The breakdown in existing controls and procedures around our cybersecurity environment may prevent us from detecting, reporting or responding to cyber incidents in a timely manner and could have a material adverse effect on our financial position and value of our Company’s stock. Despite our implementation of security measures, our IT systems and e-commerce business are vulnerable to damages from computer viruses, natural disasters, unauthorized access, cyber-attack, and other similar disruptions. An increasing number of websites and Internet companies have reported breaches of their security. Any such compromise of our security could damage our reputation, business, and brand and expose us to a risk of loss or litigation and possible liability, which could substantially harm our business and results of operations. In addition, anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations, damage our computers or those of our customers, or otherwise damage our reputation and business. These issues are likely to become more difficult as we expand the number of countries in which our e-commerce website operates. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches.

For example, in 2016, the European Union, or EU, Parliament approved the new EU data protection legal framework known as the General Data Protection Regulation, or GDPR. The GDPR will replace existing regulations and will become effective in May 2018, thereby extending the scope of EU data protection law to all non-EU companies processing data of EU residents. The GDPR contains numerous requirements and changes from existing EU law, including more robust obligations on data processors, greater rights for data subjects, and heavier documentation requirements for data protection compliance programs. The costs of compliance with, and other burdens and any penalties imposed by, such laws, regulations and policies could have a material adverse impact on our results of operations.

We are subject to certain risks due to our international distribution channels and vendors. We currently have more than 15 international wholesale distributors covering portions of Canada, the UK, Western Europe, Australia and New Zealand, Southeast Asia, the Middle East, and China. In addition, we use certain companies based outside the U.S. to facet our moissanite jewels and to manufacture finished jewelry. Due to our reliance on development of foreign markets and use of foreign vendors, we are subject to the risks of conducting business outside of the U.S. These risks include the following:

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

Negative or inaccurate information on social media could adversely affect our brand and reputation. We are actively using various forms of digital and social media outreach to accomplish greater awareness of our brand and the value proposition we offer. These social media platforms and other forms of Internet-based communications allow access not only by us, but by any individual, to a broad audience of consumers and other interested persons. Consumers value readily available information concerning goods that they have or plan to purchase; however, they may act on such information without further investigation or authentication. Many social media platforms, including those relating to recruiting and placement activities, immediately publish the content of their participants’ posts, often without filters or checks on accuracy of the content posted. While we actively monitor social media sites, we may be unable to quickly and effectively respond to or correct inaccurate and/or unfavorable information posted on social media platforms.  Any such information may harm our reputation or brand, which could in turn materially and adversely affect our business, results of operations, and financial condition.

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

Market for Registrant’s Common Equity

Our common stock is traded on the Nasdaq Capital Market under the symbol “CTHR.” At the opening of business on November 3, 2017, shares of the Company’s common stock were transferred, at the Company’s request, from the Nasdaq Global Select Market to the Nasdaq Capital Market. The following table presents, for the periods indicated, the high and low sales prices of our common stock, as reported by the Nasdaq Global Select Market or Nasdaq Capital Market, as applicable. As of March 2, 2018, there were 243 shareholders of record of our common stock.

	High	Low
Year Ended December 31, 2016:
First Quarter	$1.49	$0.75
Second Quarter	$1.26	$0.93
Third Quarter	$1.33	$0.85
Fourth Quarter	$1.23	$0.83
Year Ended December 31, 2017:
First Quarter	$1.19	$0.90
Second Quarter	$1.01	$0.84
Third Quarter	$0.99	$0.81
Fourth Quarter	$1.55	$0.80

We did not pay any dividends on our common stock during 2017 or 2016. We will regularly review and consider the best policies and practices for our company, including the dividend policy. The payment of future dividends will be dependent on the facts and circumstances at the time of that review

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

Overview

At Charles & Colvard, we believe luxury can be both beautiful and conscientious. With innovative technology and sustainable practices, our goal is to lead a revolution in the jewelry industry – delivering a brilliant product at extraordinary value balanced with environmental and social responsibility.

Charles & Colvard, Ltd., a North Carolina corporation founded in 1995, manufactures, markets and distributes Charles & Colvard Created Moissanite® and finished jewelry featuring its proprietary moissanite gemstone for sale in the worldwide jewelry market. Our unique differentiator: moissanite – The World’s Most Brilliant Gem® – is core to our ambition to create a movement around beautiful, environmentally and socially responsible fine jewelry. We are the original creator of lab-created moissanite, and we believe that we are leading the way in delivering the most pure form of this gemstone through technological advances in manufacturing, cutting, polishing and setting.

Our strategy is to build a globally revered brand of gemstones and jewelry that appeals to a wide consumer audience and leverage our advantage of being the original and leading worldwide source of created moissanite. We believe a direct relationship with consumers is important to this strategy, which entails delivering tailored educational content, engaging in dialogue with our audience, and positioning our brand to meet the discerning needs of today’s consumer. We sell loose moissanite jewels and finished jewelry through two business operating segments: our Online Channels segment, which comprises our charlesandcolvard.com website, e-commerce outlets, including marketplaces such as Amazon and eBay, and drop-ship customers, such as Overstock.com, and other pure-play, exclusively e-commerce customers, such as Gemvara; and our Traditional segment, which consists of wholesale, retail, and television customers. We believe our expanding application of an omni-channel sales strategy across the jewelry trade and to the end consumer with branded finished jewelry featuring moissanite positions Charles & Colvard goods at the many touchpoints where consumers are when they are making their buying decisions – thereby creating greater exposure for our brand and increasing consumer demand.

In February 2016, we made the strategic decision to explore a potential divestiture of our direct-to-consumer home party business previously operated through our Charles & Colvard Direct, LLC (dba Lulu Avenue®) subsidiary. After careful analysis of our core competencies, go-to-market strategies, and intent to advance toward profitability, the management team and Board of Directors determined a divestiture of this distribution channel to be in our best interest and our shareholders’ best interest. On March 4, 2016, we and Charles & Colvard Direct, LLC entered into an asset purchase agreement with Yanbal USA, Inc., or Yanbal, under which Yanbal purchased certain assets related to our direct-to-consumer home party business for $500,000 and assumed certain liabilities related to such assets. A more detailed description of this transaction is included in Note 13, “Discontinued Operations,” in the Notes to the Consolidated Financial Statements. We are now presenting the operating results of Charles and Colvard Direct, LLC as a discontinued operation.

2017 was a year of growth and optimization of our branding initiative. We progressed the business from our 2016 re-launch, and focused on driving consumer awareness while making calculated marketing and sales investments as we engaged new channel partners and forged inroads into new markets. Over the course of the year, we executed against our strategic plan to deliver the following outcomes:

•
Innovated the Forever OneTM product line – In 2017, we invested resources into the continued expansion of the Forever OneTM offering. We announced the availability of Exotic Gemstones – a selection of grand loose gemstones that range from six carats to 15.5 carats DEW. We also introduced new gemstones in coveted shapes including heart, marquis and trillion, bringing Charles & Colvard’s breadth of Forever OneTM to 14 cuts. In addition, we released Forever OneTM melee accent gemstones that are used to enhance jewelry products such as rings, earrings and pendants. With Forever OneTM representing 84% of our total net revenue, we believe we have achieved critical mass in the establishment of this gemstone as the industry’s leading moissanite option.

•
Expanded our finished jewelry line – We expanded our product line and introduced new jewelry options in fashion, fine, and bridal jewelry. This breadth is important as we expand our footprint beyond bridal and work toward building a relationship with our consumers that transcends a lifetime of commemorative moments.

•
Invest in key retail and wholesale partnerships – We leveraged significant groundwork laid with existing partners whose brands and customers align with ours to amplify our reach into these established markets. A key accomplishment for 2017 was our expanded footprint with Helzberg Diamonds stores. Growing from our initial test of 50 stores in 2016, we celebrated a full year of brick-and-mortar success with Helzberg with an expansion into nearly all doors – a testament to the significant performance of our product in their stores. This is an important relationship for Charles & Colvard as we position ourselves in varied consumer-facing outlets to serve the consumer who wants to touch and see moissanite to validate their purchase.

•
Explore new traditional and non-traditional sales channels – We secured new inroads in previously unexplored channels as green field opportunities that we believe will open new and innovative inroads to the consumer.

•
Convey e-commerce learning to new channels – We leveraged our experience and significant underpinnings in e-commerce to expand our footprint into new channels and regions. We exemplified this goal with the launch of Charles & Colvard jewelry on Alibaba’s Tmall® marketplace in China. We will continue to explore optimal audiences and outlets for our products as we evolve this strategy in 2018.

•
Evolve our customer service function – We continually improved our customer service function throughout 2017, including a new 60-day return policy, and free shipping and returns. Coupled with substantial improvements in our charlesandcolvard.com shopping and mobile experiences, we made significant strides in our customer’s experience.

•
Amplify our global marketing efforts – We continue to carefully measure the return on our marketing investments, and focus our efforts on profitable endeavors that drive interest in the Charles & Colvard brand, pull consumers to our many sales and educational outlets, and drive conversions. Digital marketing is a complicated endeavor, and we believe it is imperative to leverage analytics and technology to support smart marketing investments. We will take our learnings and successes from 2017, and apply them to our 2018 organic and international growth plans.

•
Advance toward profitability – In 2017, we made calculated investments in our growth while continually striving to reach profitability, which culminated in profitable financial results for the fourth quarter of 2017. These efforts solidified the management team’s understanding of what it takes to make Charles & Colvard a profitable business, as well as set a baseline for the investments required to achieve sustainable top-line growth.

As we continue to execute our strategy to build and reinvest in our businesses, significant expenses and investment of cash will be required ahead of the revenue streams we expect in the future. While this has resulted in some unprofitable reporting periods during 2016 and 2017, we will continue to analyze each investment decision with the intent to grow our business while maintaining our goal of achieving positive financial results and cash flows. We believe that we will continue to generate or have access to sufficient working capital to fund operations as we execute our plans to expand and grow the business.

Our total consolidated net sales for the year ended December 31, 2017 of $27.03 million were 7% lower than total consolidated net sales during the year ended December 31, 2016. The decrease in consolidated net sales for the year ended December 31, 2017, was due principally to the sale, in a single transaction, during the first quarter of 2016 of approximately $6.77 million of legacy gemstone inventory, or the Legacy Inventory Sale, as a result of our efforts to reduce inventories. This decrease in consolidated net sales for the year ended December 31, 2017, was offset partially by increased demand for our Forever OneTM gemstones over the prior year and higher finished jewelry net sales during 2017. Traditional segment net sales for the year ended December 31, 2017 of $15.95 million were 21% lower than Traditional segment net sales during the year ended December 31, 2016, primarily due to the Legacy Inventory Sale in the prior year. This decrease compared with the prior year was offset somewhat by strong finished jewelry sales during 2017. Online Channels segment net sales for the year ended December 31, 2017 of $11.09 million were 25% greater than Online Channels segment net sales during the year ended December 31, 2016, primarily due to higher finished jewelry sales and increased demand for our Forever OneTM gemstones during 2017 evidenced through our increased presence on e-commerce outlets, including charlesandcolvard.com.

Loose jewel sales comprised 61% of our total consolidated net sales for the year ended December 31, 2017 and decreased 23% to $16.58 million, compared with $21.45 million in the previous year. Finished jewelry sales comprised 39% of our total consolidated net sales and increased 35% to $10.45 million, compared with $7.72 million in the previous year.

Operating expenses from continuing operations decreased by $533,000, or 4%, to $12.17 million in 2017 from $12.70 million in 2016. Of this decrease, general and administrative expenses decreased $855,000, or 15%, to $4.69 million primarily as a result of decreased compensation-related expenses and professional services expenses, offset partially by increased bank fees associated with our Credit Facility and credit card transaction processing and bad debt expense. Loss on abandonment of property and equipment decreased $118,000, or 100%, for the year ended December 31, 2017, compared to the previous year. In 2016, we abandoned costs of construction in progress related to website branding and design for our direct-to-consumer e-commerce business, charlesandcolvard.com, due to a change in our corporate strategy to consolidate our web properties. We had no such abandonment of property and equipment in 2017. These decreases were offset partially by an increase in sales and marketing expenses of $439,000, or 6%, to $7.48 million, primarily as a result of increased compensation-related expenses, an increase in professional services expenses, and an increase in software-related expenses offset partially by a decrease in advertising expenses.

We recorded a net loss of $453,000, or $0.02 per diluted share, for the year ended December 31, 2017, compared to a net loss of $4.53 million in the previous year. The decreased net loss was due primarily to an increase in Forever OneTM gemstone sales with a more favorable profit margin as we implement our new sales and marketing strategies and a gain on an insurance claim settlement related to excess recovery over costs previously written off associated with insured losses incurred in connection with a shipment of work-in-process materials. These improvements were partially offset by the increased sales and marketing expenses. We recorded a net loss from continuing operations of $453,000 for the year ended December 31, 2017, compared to a net loss from continuing operations of $3.95 million in the previous year.

The execution of our strategy to grow our company, with the ultimate goal of increasing consumer awareness and clearly communicating the value proposition of moissanite, is challenging and not without risk. As such, there can be no assurance that future results for each reporting period will exceed past results in sales, operating cash flow, and/or net income due to the challenging business environment in which we operate and our investment in various initiatives to support our growth strategies. In addition, sales in the retail jewelry industry are typically seasonal due to increased consumer purchasing patterns during the year-end holiday season. We can also see the effect of seasonality due to the timing of orders we receive to support new or expanded distribution and the level of current inventory positions held by our customers. Accordingly, we expect to continue seeing these types of seasonal trends impact future reporting period financial results. However, as we execute our growth strategy and messaging initiatives, we remain committed to our current priorities of generating positive cash flow and strengthening our financial position while both monetizing our existing inventory and manufacturing our created moissanite loose jewels and finished jewelry featuring moissanite to meet sales demand. We believe the results of these efforts will propel our revenue growth and profitability and further enhance shareholder value in coming years, but we fully recognize the business and economic challenges that we face.

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

Valuation and Classification of Inventories - Inventories are stated at the lower of cost or net realizable value on an average cost basis. Inventory costs include direct material and labor, inbound freight, purchasing and receiving costs, inspection costs, and warehousing costs. Any inventory on hand at the measurement date in excess of our current requirements based on historical and anticipated levels of sales is classified as long-term on our consolidated balance sheets. Our classification of our inventory as either short- or long-term inventory requires us to estimate the portion of on-hand inventory that can be realized over the next 12 months and does not include precious metal, labor, and other inventory purchases expected to be both purchased and realized in cost of goods sold over the next 12 months.

Our work-in-process inventories include raw SiC crystals on which processing costs, such as labor and sawing, have been incurred and components, such as metal castings and finished good moissanite jewels, that have been issued to jobs in the manufacture of finished jewelry. Our moissanite jewel manufacturing process involves the production of intermediary shapes, called “preforms,” that vary depending upon the size and shape of the finished jewel. To maximize manufacturing efficiencies, preforms may be made in advance of current finished inventory needs but remain in work-in-process inventories. As of December 31, 2017 and December 31, 2016, work-in-process inventories issued to active production jobs approximated $2.99 million and $7.18 million, respectively.

The need for adjustments to inventory reserves is evaluated on a period-by-period basis.

Accounts Receivable Reserves - Estimates are used to determine the amount of two reserves against trade accounts receivable. The first reserve is an allowance for sales returns. At the time revenue is recognized, we estimate future returns using a historical return rate that is reviewed quarterly with consideration of any contractual return privileges granted to customers, and we reduce sales and trade accounts receivable by this estimated amount. The allowance for sales returns was $537,000 and $415,000 at December 31, 2017 and 2016, respectively.

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

Our allowance for doubtful accounts previously included an allowance for this accounts receivable, and therefore, this write-off did not have an impact on net loss for the year ended December 31, 2016. During our review for 2017, we determined no additional reserves were necessary for specific accounts. Based on these criteria, management determined that allowances for doubtful accounts receivable of $254,000 and $226,000 at December 31, 2017 and 2016, respectively, were required.

Deferred Tax Assets - As of each reporting date, management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. Beginning in 2014, management determined that negative evidence outweighed the positive and established a full valuation allowance against our deferred tax assets. We maintained a full valuation allowance as of December 31, 2017 and 2016.

Our deferred tax assets in Hong Kong were fully reserved with a valuation allowance of $996,000 as of December 31, 2017 and 2016 and had been fully reserved in all prior periods due to the uncertainty of future taxable income in this jurisdiction to utilize the deferred tax assets. Charles & Colvard (HK) Ltd., our Hong Kong subsidiary, which was re-activated in December 2017, but had no operating activity during the year ended December 31, 2017, previously ceased operations during 2008 and became a dormant entity during 2009. If we use any portion of our deferred tax assets in future periods, the valuation allowance would need to be reversed and may impact our future operating results.

On December 22, 2017, the President signed the Tax Cuts and Jobs Act, or the “Tax Act,” which among other things, lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. Consequently, we wrote down our net deferred tax assets as of December 31, 2017 by approximately $519,000 to reflect the estimated impact of the Tax Act. We also recorded a corresponding net adjustment to our valuation allowance related to the re-measurement of certain net deferred tax assets using the lower U.S. corporate income tax.

We have substantially completed our provisional analysis of the income tax effects of the Tax Act and recorded a reasonable estimate of such effects. However, the SEC staff issued guidance regarding application of Financial Accounting Standards Board income tax guidance in the reporting period that includes December 22, 2017 – the date on which the Tax Act was signed into law – to address situations when a company does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. We have estimated the tax impacts related to the impact to deferred tax assets and liabilities and included these amounts in our consolidated financial statements for the year ended December 31, 2017, on a provisional basis. In this regard, the Tax Act repeals the corporate alternative minimum tax, or AMT, regime, including claiming a refund and full realization of remaining AMT credits. We have not been able to make a reasonable estimate with respect to the realization of existing AMT credit carryforwards, and accordingly, continue to apply the income tax-related accounting guidance that was in effect immediately prior to the enactment of the Tax Act. In order for us to complete the income tax effects of the Tax Act on the existing AMT deferred tax asset, we need to further analyze the nature, validity, and recoverability of the AMT-related deferred tax credit carryforwards prior to recording the underlying appropriate tax benefit. Accordingly, the ultimate impact related to the Tax Act may differ, possibly materially, due to, among other things, completing our analysis of the realization of available AMT credit refunds, further refinement of our calculations, changes in interpretations and assumptions that we made, additional guidance that may be issued by the U.S. Government, and actions and related accounting policy decisions that we may take as a result of the Tax Act. We expect this analysis to be complete when our 2017 U.S. corporate income tax return is filed in 2018.

Uncertain Tax Positions - Effective January 1, 2007, we adopted U.S. GAAP guidance regarding the de-recognition, classification, accounting in interim periods, and disclosure requirements for uncertain tax positions. Determining which tax positions qualify as uncertain positions and the subsequent accounting for these positions requires significant estimates and assumptions. Our net accrued income tax liability under the provisions of this guidance was $462,000 and $434,000 at December 31, 2017 and 2016, respectively. This liability is only resolved when we obtain an official ruling from the tax authority on the positions or when the statute of limitations expires. As of December 31, 2017, our liability has increased by $28,000 for accrued interest on these positions.

Revenue Recognition - Revenue is recognized when title transfers at the time of shipment from our facility or a third-party fulfillment company’s facility, excluding consignment shipments as discussed below; evidence of an arrangement exists; pricing is fixed or determinable; and collectability is reasonably assured. At the time revenue is recognized, an allowance for estimated returns is established. Any change in the allowance for returns is charged against net sales. Our return policy for certain customers in our Online Channels segment provides for the return of purchases for any reason generally within 60 days of shipment in accordance with our warranty policy as disclosed on the charlesandcolvard.com website. Our return policy for customers in our Online Channels segment (excluding those of charlesandcolvard.com) and those in our Traditional segment allows for the return of jewels and finished jewelry for credit generally within 30 days of shipment if returned for a valid reason. We have established an allowance for returns based on our historical return rate, which takes into account any contractual return privileges granted to our customers. Periodically, we ship loose jewel goods, finished jewelry goods, and finished goods inventory to Traditional segment customers on consignment terms. Under these terms, the customer assumes the risk of loss and has an absolute right of return for a specified period that typically ranges from six months to one year. Our Traditional segment customers are generally required to make payments on consignment shipments within 60 days upon the customer informing us that it will keep the inventory. Accordingly, we do not recognize revenue on these consignment transactions until the earlier of (i) the customer informing us that it will keep the inventory, (ii) the expiration of the right of return period, or (iii) the customer informing us that the inventory has been sold.

Recent Accounting Pronouncements - See Note 2 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

2017 Summary

The following is a summary of key financial results and certain non-financial results achieved for the year ended December 31, 2017:

•
Our total consolidated net sales decreased by $2.14 million, or 7%, to $27.03 million in 2017 from $29.17 million in 2016. The decrease in consolidated net sales was due primarily to the Legacy Inventory Sale in the first quarter of the prior year as a result of our efforts to reduce these legacy inventories in 2016. This decrease was partially offset by an increased demand for our Forever OneTM gemstones during 2017 over the prior year and higher finished jewelry net sales during 2017.

•
Operating expenses from continuing operations decreased by $533,000, or 4%, to $12.17 million in 2017 from $12.70 million in 2016. Of this decrease, general and administrative expenses decreased $855,000, or 15%, to $4.69 million primarily as a result of decreased compensation expenses and professional services expenses, partially offset by an increase in bank fees principally associated with the Credit Facility. Sales and marketing expenses increased $439,000, or 6%, to $7.48 million, primarily due to increased compensation expenses and professional services costs associated with implementing our new sales and marketing strategies, offset partially by a decrease in advertising expenses. We had no loss on abandonment of property and equipment for the year ended December 31, 2017 compared to approximately $118,000 for the year ended December 31, 2016, a decrease of $118,000, or 100% from the prior year. During the year ended December 31, 2016, we abandoned costs of construction in progress related to website branding and design for our direct-to-consumer e-commerce business, charlesandcolvard.com, due to a change in our corporate strategy to consolidate our web properties.

•
Net loss from continuing operations decreased $3.50 million to a loss of $454,000 in 2017 from a net loss from continuing operations of $3.95 million in 2016. The reduction in net loss was due primarily to an increase in sales of our Forever OneTM gemstones, which have a more favorable gross profit margin, and lower general and administrative expenses. These improvements were offset in part by an increase in sales and marketing expenses.

•
Net loss decreased $4.07 million to a loss of $454,000 in 2017 from a net loss of $4.53 million in 2016. Net loss per share was $0.02 in 2017 compared to a net loss per share of $0.22 in 2016. The reduction in net loss was primarily due to an increase in sales of products with a more favorable profit margin and lower overall operating expenses. Our net loss in 2017 also reflected the $183,000 favorable impact of an insurance claim settlement and we incurred no losses from previously reported discontinued operations related to the discontinuance of our direct-to-consumer home party business in the prior year. In 2016, we also reported a $118,000 loss on the abandonment of property and equipment in connection with costs of construction in progress related to website branding and design for our direct-to-consumer e-commerce business.

•
We generated negative cash flows from continuing operations of $2.56 million in 2017 compared to positive cash flows of $3.33 million from continuing operations in 2016. The primary drivers of our negative cash flow in 2017 were a net loss of $454,000; an increase in accounts receivable of $733,000; an increase in inventory of $3.50 million; and an increase in prepaid expenses and other assets of $36,000. These factors were offset partially by an increase in accounts payable of $489,000 and an increase in accrued liabilities of $246,000. Non-cash items partially offsetting the impact of net loss totaled $1.43 million.

•	Cash and cash equivalents at December 31, 2017 were $4.59 million compared to $7.43 million at December 31, 2016. The primary reason for this decrease is the $2.56 million of cash used in operations.

•
Total inventory, including long-term and consignment inventory, was $30.97 million as of December 31, 2017, up from $28.13 million at December 31, 2016. This inventory increase was, in part, due to higher purchases of raw materials and higher levels of finished goods that were produced to meet increased product demand. Lower total inventory levels in the prior year reflected the Legacy Inventory Sale.

•	We continue to carry no long-term debt and believe we can fund our growth strategies for the foreseeable future from operating cash flows.

Results of Operations

The following table sets forth certain consolidated statements of operations data for the years ended December 31, 2017 and 2016.

	Year Ended December 31,
	2017	2016
Net sales	$27,032,964	$29,168,128
Costs and expenses:
Cost of goods sold	15,470,617	20,401,439
Sales and marketing	7,477,354	7,038,277
General and administrative	4,689,823	5,544,452
Research and development	3,714	2,848
Loss on abandonment of property and
equipment	-	117,930
Total costs and expenses	27,641,508	33,104,946
Loss from operations	(608,544)	(3,936,818)
Other income (expense):
Interest expense	(541)	(1,737)
Gain on insurance claim settlement	183,217	-
Total other income (expense), net	182,676	(1,737)
Loss before income taxes from continuing operations	(425,868)	(3,938,555)
Income tax net expense from continuing operations	(27,609)	(13,480)
Net loss from continuing operations	(453,477)	(3,952,035)

Discontinued operations:
Loss from discontinued operations	-	(586,124)
Gain on sale of assets from discontinued operations	-	12,398
Net loss from discontinued operations	-	(573,726)
Net loss	$(453,477)	$(4,525,761)

Consolidated Net Sales

Consolidated net sales for the years ended December 31, 2017 and 2016 comprise the following:

	Year Ended December 31,		Change
	2017	2016	Dollars	Percent
Loose jewels	$16,580,748	$21,451,728	$(4,870,980)	-23%
Finished jewelry	10,452,216	7,716,400	2,735,816	35%
Total consolidated net sales	$27,032,964	$29,168,128	$(2,135,164)	-7%

Consolidated net sales were $27.03 million for the year ended December 31, 2017 compared to $29.17 million for the year ended December 31, 2016, a decrease of $2.14 million, or 7%. The decrease in consolidated net sales for the year ended December 31, 2017 was due primarily to the Legacy Inventory Sale during the first quarter of the prior year. However, this decrease in 2017 was partially offset by increased demand for our Forever OneTM gemstones during 2017 over the prior year. In addition, we experienced higher finished jewelry net sales during 2017 in both our Online Channels segment and Traditional segment.

Sales of loose jewels represented 61% and 74% of total consolidated net sales for the years ended December 31, 2017 and 2016, respectively. For the year ended December 31, 2017, loose jewel sales were $16.58 million compared to $21.45 million for the year ended December 31, 2016, a decrease of $4.87 million, or 23%. While this decrease was primarily due to the Legacy Inventory Sale during 2016, our Forever OneTM gemstone sales during 2017 increased approximately 67% as compared to 2016 as demand for this product increased.

Sales of finished jewelry represented 39% and 26% of total consolidated net sales for the years ended December 31, 2017 and 2016, respectively. For the year ended December 31, 2017, finished jewelry sales were $10.45 million compared to $7.72 million for the year ended December 31, 2016, an increase of $2.74 million, or 35%. This increase was due primarily to strong finished jewelry sales in both our Online Channels segment and Traditional segment. These increases in finished jewelry sales resulted from leveraging our strategy to drive sales in 2017 through multiple channels. This is reflected in our expanded presence in Helzberg Diamonds stores in our Traditional segment and promotion of our updated brand platform and increased presence within our e-commerce outlets, including charlesandcolvard.com in our Online Channels segment.

U.S. net sales accounted for approximately 93% and 90% of total consolidated net sales during the years ended December 31, 2017 and 2016, respectively. As a percentage of net sales, U.S. net sales increased during 2017 as a result of increased demand in the U.S. distributor market and increased sales from U.S. customers in both our Traditional segment and Online Channels segment. While the share of our U.S. net sales increased in 2017, U.S. net sales decreased to $25.18 million, or 4%, during the year ended December 31, 2017 compared to $26.16 million in the prior year primarily as a result of the Legacy Inventory Sale in the first quarter of 2016.

Our largest U.S. customer during the year ended December 31, 2017 accounted for 21% of our total consolidated sales compared to 17% during the year ended December 31, 2016. A second U.S. customer accounted for 23% of our total consolidated net sales during the year ended December 31, 2016, but did not have net sales that represented 10% or more of total net sales for the year ended December 31, 2017. No additional U.S. customers accounted for more than 10% of total consolidated sales in 2017 or 2016. We expect that we will remain dependent on our ability, and that of our largest customers, to maintain and enhance retail programs. A change in or loss of any of these customer or retailer relationships could have a material adverse effect on our results of operations.

International net sales accounted for approximately 7% and 10% of total consolidated net sales during the years ended December 31, 2017 and 2016, respectively. International net sales decreased 38% during 2017 as we serve distributors in the Hong Kong and India markets and demand for loose jewels in these markets was down compared to 2016. We continue to evaluate these and other potential distributors in these international markets to determine the best long-term partner. Additionally, we anticipate the need to develop a direct-to-consumer presence, which would require marketing and e-commerce investment to drive expected growth in these regions. As a result, our sales in these markets may continue to fluctuate significantly each reporting period.

No international customers accounted for more than 10% of total consolidated sales in 2017 or 2016. A portion of our international consolidated sales represents jewels sold internationally that may be re-imported to U.S. retailers. Our top three international distributors by sales volume during the year ended December 31, 2017 were, in order of sales volume, located in Hong Kong, Canada, and Hong Kong.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the years ended December 31, 2017 and 2016 are as follows:

	Year Ended December 31,		Change
	2017	2016	Dollars	Percent
Product line cost of goods sold
Loose jewels	$8,524,843	$13,916,749	$(5,391,906)	-39%
Finished jewelry	5,226,660	4,148,788	1,077,872	26%
Total product line cost of goods sold	13,751,503	18,065,537	(4,314,034)	-24%
Non-product line cost of goods sold	1,719,114	2,335,902	(616,788)	-26%
Total cost of goods sold	$15,470,617	$20,401,439	$(4,930,822)	-24%

Total cost of goods sold was $15.47 million for the year ended December 31, 2017 compared to $20.40 million for the year ended December 31, 2016, a decrease of $4.93 million, or 24%. Product line cost of goods sold is defined as product cost of goods sold in each of our Traditional segment and Online Channels segment excluding non-capitalized expenses from our manufacturing and production control departments, comprising personnel costs, depreciation, rent, utilities, and corporate overhead allocations; freight out; inventory valuation allowance adjustments; and other inventory adjustments, comprising costs of quality issues, damaged goods, and inventory write-downs.

The decrease in cost of goods sold for 2017 as compared to the prior year was due primarily to the Legacy Inventory Sale during the first quarter of 2016. The net decrease in non-product line cost of goods sold comprises a $980,000 decrease in other inventory adjustments principally relating to production standard cost variances and a $76,000 decrease in non-capitalized manufacturing and production control expenses primarily due to timing of receiving work-in-process into inventory and allocating overhead. These decreases were offset in part by a $398,000 increase in inventory valuation allowances, including inventory obsolescence, shrinkage, recuts, and repairs reserves, and a $40,000 increase in freight out as a result of an increase in sales transaction volume. For further discussion of non-product line cost of goods sold, see Note 3, “Segment Information and Geographic Data”, in the Notes to Consolidated Financial Statements.

Sales and Marketing

Sales and marketing expenses for the years ended December 31, 2017 and 2016 are as follows:

	Year Ended December 31,		Change
	2017	2016	Dollars	Percent
Sales and marketing	$7,477,354	$7,038,277	$439,077	6%

Sales and marketing expenses were $7.48 million for the year ended December 31, 2017 compared to $7.04 million for the year ended December 31, 2016, an increase of approximately $439,000, or 6%.

The increase in sales and marketing expenses for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to a $531,000 increase in compensation-related expense; a $201,000 increase in professional services fees; a $145,000 increase in software-related costs principally in connection with maintenance agreements associated with our migration to a cloud-based data storage arrangement as well as other software-related agreements; a $90,000 increase in general office-related expenses; a $24,000 increase in recruiting fees; a $12,000 increase in depreciation and amortization expense; and a $13,000 increase in miscellaneous other sales and marketing expenses. These increases were partially offset by a $596,000 decrease in advertising expenses; a $31,000 decrease in travel expense; and a $13,000 decrease in market research expenses.

Compensation expenses for the year ended December 31, 2017 compared to the December 31, 2016 increased primarily as a result of a $362,000 increase in salaries, commissions, and related employee benefits in the aggregate; a $191,000 increase in severance expense primarily related to the departure of our Chief Revenue Officer during the first quarter of 2017; a $136,000 increase in bonus expense; and a $13,000 increase in relocation expense. These increases were partially offset by a $171,000 decrease in employee stock-based compensation expense.

The decrease in advertising expenses for the year ended December 31, 2017 compared to the year ended December 31, 2016 comprises an $849,000 decrease in outside agency fees and a $33,000 decrease in print media expenses. These decreases were partially offset by a $159,000 increase in promotional expenses; an $84,000 increase in cooperative advertising; a $33,000 increase in Internet marketing; and a $10,000 increase in all other advertising expenses.

Sales and marketing expenses are allocated across our Traditional segment and Online Channels segment, which in 2016 included allocations to Charles & Colvard Direct, LLC, a segment we are reporting as discontinued operations. See Note 13, “Discontinued Operations”, in the Notes to the Consolidated Financial Statements for further discussion of discontinued operations. Approximately $61,000 of sales and marketing expenses for the year ended December 31, 2016, all of which were incurred during the first six months of 2016, are attributable to sales and marketing expenses that are now being allocated to our remaining two continuing operating segments that were previously allocated to Charles & Colvard Direct, LLC. We had no such sales and marketing expenses during the second half of 2016.

While our intent is to continue to invest in sales and marketing efforts to increase sales, we believe such expenses may also increase as part of our ongoing strategy to promote overall consumer awareness of moissanite and of our brands. However, this will be dependent on overall companywide marketing strategies and in which sales channels we may choose to make such further investments.

General and Administrative

General and administrative expenses for the years ended December 31, 2017 and 2016 are as follows:

	Year Ended December 31,		Change
	2017	2016	Dollars	Percent
General and administrative	$4,689,823	$5,544,452	$(854,629)	-15%

General and administrative expenses were $4.69 million for the year ended December 31, 2017 compared to $5.54 million for the year ended December 31, 2016, a decrease of approximately $855,000, or 15%.

The decrease in general and administrative expenses for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to a $751,000 decrease in compensation expenses; $300,000 decrease in professional services; a $77,000 decrease in depreciation and amortization expense; a $74,000 decrease in insurance expenses; a $16,000 decrease in travel expenses; a $14,000 decrease in computer and software related expenses; and a $16,000 decrease in miscellaneous other general and administrative expenses. These decreases were partially offset by a $99,000 increase in bank fees, which includes fees associated with the Credit Facility and credit card clearing transactions; an $88,000 increase in bad debt expense associated with our allowance for doubtful accounts reserve policy; an $18,000 increase in equipment-related rental expense; an $8,000 increase in board retainer fees; and a $5,000 increase in business taxes and licenses.

Compensation expenses decreased for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to a $469,000 decrease in salaries and related employee benefits in the aggregate and a $380,000 decrease in employee stock-based compensation expense, principally due to changes in stock-based compensation performance measurements and the modification of restricted stock awards from wholly restricted stock awards to awards consisting of 70% restricted stock and 30% cash in lieu of restricted stock. These decreases were offset by a $56,000 increase in bonus expense and an increase of $42,000 in severance expenses related to personnel changes.

Professional services decreased for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to a decrease of $230,000 in accounting services; a decrease of $105,000 in consulting and other professional services primarily related to human resources and sales and use tax projects in 2016; and a $1,000 decrease in investor and public relations expenses. These decreases were partially offset by an increase in legal fees of $36,000.

General and administrative expenses are allocated across our Traditional segment and Online Channels segment, which in 2016 included allocations to Charles & Colvard Direct, LLC, a segment we are reporting as discontinued operations. See Note 13, “Discontinued Operations”, in the Notes to the Consolidated Financial Statements for further discussion of discontinued operations. Approximately $175,000 of general and administrative expenses for the year ended December 31, 2016, all of which were incurred during the first six months of 2016, are attributable to general and administrative expenses that are now being allocated to our remaining two continuing operating segments that were previously allocated to Charles & Colvard Direct, LLC. We had no such general and administrative expenses during the second half of 2016.

Loss on Abandonment of Property and Equipment

Loss on abandonment of property and equipment for the years ended December 31, 2017 and 2016 is as follows:

	Year Ended December 31,		Change
	2017	2016	Dollars	Percent
Loss on abandonment of property and equipment	$-	$117,930	$(117,930)	-100%

We had no loss on abandonment of property and equipment for the year ended December 31, 2017 compared to approximately $118,000 for the year ended December 31, 2016, a decrease of $118,000, or 100%. During the year ended December 31, 2016, we abandoned costs of construction in progress related to website branding and design for our e-commerce business, charlesandcolvard.com, due to a change in our corporate strategy to consolidate our web properties.

Gain on Insurance Claim Settlement

Gain on insurance claim settlement for the years ended December 31, 2017 and 2016 is as follows:

	Year Ended December 31,		Change
	2017	2016	Dollars	Percent
Gain on insurance claim settlement	$183,217	$-	$183,217	100%

The gain on insurance claim settlement was approximately $183,000 for the year ended December 31, 2017, compared to $0 for the year ended December 31, 2016, an increase of $183,000, or 100%. In the fourth quarter of 2017, we settled an outstanding insurance claim related to recovery of costs previously expensed and written off during 2017 associated with insured losses incurred in connection with a shipment of work-in-process materials. The gain represents the excess recovery over amounts previously expensed and written off.

Provision for Income Taxes

We recognized an income tax net expense of approximately $28,000 and 13,000 for the years ended December 31, 2017 and 2016, respectively. Income tax provisions in these years primarily relate to estimated tax, penalties, and interest associated with uncertain tax positions.

As of each reporting date, management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. Beginning in 2014, management determined that negative evidence outweighed the positive and established a full valuation allowance against our deferred tax assets. We maintained a full valuation allowance as of December 31, 2017 and 2016.

Our statutory tax rate is 23.25% and consists of the federal income tax rate of 21% and a blended state income tax rate of 2.25%, net of the federal benefit.

On December 22, 2017, the President signed the Tax Act that among other things lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. For further discussion of the effects of the Tax Act on our deferred tax assets, see Note 12, “Income Taxes”, in the Notes to the Consolidated Financial Statements.

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of December 31, 2017, our principal sources of liquidity were cash and cash equivalents totaling $4.59 million, trade accounts receivable of $3.38 million, and net current inventory of $11.21 million, as compared to cash and cash equivalents totaling $7.43 million, trade accounts receivable of $2.80 million, and net current inventory of $9.77 million as of December 31, 2016. As described more fully below, we also have access to our $10.00 million Credit Facility.

During the year ended December 31, 2017, our working capital decreased by approximately $1.37 million to $14.70 million from $16.07 million at December 31, 2016. As described more fully below, the decrease in working capital at December 31, 2017 is primarily attributable to a decrease in our cash and cash equivalents resulting from cash used in our operations and increases in accounts payable, accrued cooperative advertising, and accrued expenses and other liabilities. These factors were offset partially by an increase in our allocation of inventory to short-term from long-term, and increases in accounts receivable, and prepaid expenses and other assets.

During the year ended December 31, 2017, $2.56 million of cash was used by our continuing operations. The primary drivers of our use of cash were a net loss of $454,000; an increase in accounts receivable of $733,000; an increase in inventory of $3.50 million and an increase in prepaid expenses and other assets of $36,000. These factors were offset partially by an increase in accounts payable of $489,000 and an increase in accrued liabilities of $246,000. Non-cash items partially offsetting the impact of net loss totaled $1.43 million. The inventory increase was, in part, due to the purchase of new raw material SiC crystals during the period pursuant to the Supply Agreement; production of moissanite jewels; and purchases of jewelry castings and other jewelry components due to increased demand in certain channels and preparation for market demand.

Accounts receivable increased principally due to increased sales during the fourth quarter of 2017 as compared with the same period in the prior year, as well as an overall increase of sales in our Online Channels segment in 2017 compared with 2016. We did not offer any extended Traditional segment customer payment terms during the year ended December 31, 2017; however, we may offer these terms from time to time, which may not immediately increase liquidity as a result of current-period sales. We believe our competitors and other vendors in the wholesale jewelry industry have expanded their use of extended payment terms and, in aggregate, we believe that through our use of extended payment terms, we provide a competitive response in our market and that our net sales have been favorably impacted. We are unable to estimate the impact of this program on our net sales, but if we ceased providing extended payment terms in select instances, we believe we would not be competitive for some Traditional segment customers in the marketplace and that our net sales and profits would likely decrease. During the year ended December 31, 2016, we wrote off $815,000 in accounts receivable related to one international customer that was past due on its payment arrangement as we determined that the benefits of continued collections efforts did not outweigh the costs of legal proceedings. We do not believe our commercial terms were a factor with this customer’s non-payment. Our allowance for doubtful accounts previously included an allowance for this customer’s accounts receivable balance, and therefore, this write-off did not have an impact on our net loss for the year ended December 31, 2016. We have not experienced any other significant accounts receivable write-offs related to revenue arrangements with extended payment terms.

Prepaid expenses and other assets increased principally as a result of the timing of the receipt of an insurance claim settlement offset partially by the timing of payments in advance of goods or services received.  Accounts payable increased primarily as a result of the timing of costs incurred but not yet paid as of December 31, 2017 associated with inventory-related purchases and professional services incurred but not yet due under our vendors’ payment terms. Likewise, accrued expenses and other liabilities increased principally due to the timing of travel-related expenses and services incurred but not yet due under our vendors’ payment terms.

We manufactured approximately $15.26 million in loose jewels and $7.61 million in finished jewelry, which includes the cost of the loose jewels and the purchase of precious metals and labor in connection with jewelry production, during the year ended December 31, 2017. We expect our purchases of precious metals and labor to increase as we increase our finished jewelry business. In addition, from the beginning of 2006 through the year ended December 31, 2017, the price of gold has increased significantly, resulting in higher retail price points for gold jewelry. Because the market price of gold and other precious metals is beyond our control, the upward price trends could continue and have a negative impact on our operating cash flow as we manufacture finished jewelry.

Historically, our raw material inventories of SiC crystals had been purchased under exclusive supply agreements with a limited number of suppliers. Because the supply agreements restricted the sale of these crystals exclusively to us, the suppliers negotiated minimum purchase commitments with us that, when combined with our reduced sales during the periods when the purchase commitments were in effect, have resulted in levels of inventories that are higher than we might otherwise maintain. As of December 31, 2017, $19.77 million of our inventories were classified as long-term assets. Loose jewel sales and finished jewelry that we manufacture will utilize both the finished goods loose jewels currently on-hand and, as we deplete certain shapes and sizes, our on-hand raw material SiC crystals of $4.29 million and new raw material that we are purchasing pursuant to the Supply Agreement.

Our inventory principally comprises the following two types of materials: (i) new material that has been produced since September 2015 to the present, which is the raw materials for our Forever OneTM products with colorless and near colorless gemstones, or New Material; and (ii) legacy material that was produced through the period ended August 2015, which is the raw materials for our Forever ClassicTM, Forever Brilliant® and lower grade gemstones, or Legacy Material. Of our total inventory as of December 31, 2017, 64% of the total inventory was New Material, while 36% was Legacy Material, as compared to percentages of total inventory of 49% of New Material and 51% of Legacy Material at December 31, 2016. We are actively selling goods set with the Legacy Material gemstones through our omni-channel strategy in such outlets as marketplaces, drop-ship and pure-play retailers. A more detailed description of our inventories is included in Note 5, “Inventories,” in the Notes to Consolidated Financial Statements.

On December 12, 2014, we entered into the Supply Agreement with Cree. Under the Supply Agreement, subject to certain terms and conditions, we agreed to exclusively purchase from Cree, and Cree agreed to exclusively supply, 100% of our required SiC materials in quarterly installments that must equal or exceed a set minimum order quantity. The initial term of the Supply Agreement will expire on June 24, 2018, unless extended by the parties. Accordingly, we are reviewing various alternatives with respect to our purchase of SiC material, including whether to exercise our unilateral option, subject to certain conditions, to renew the Supply Agreement for an additional two-year period. Our total purchase commitment under the Supply Agreement until June 2018 is dependent upon the size of the SiC material and ranges between approximately $29.60 million and approximately $31.50 million. As of December 31, 2017, our remaining purchase commitment through June 2018 under the Supply Agreement ranges from approximately $5.15 million to approximately $7.05 million.

During the year ended December 31, 2017, we purchased approximately $9.39 million of SiC crystals from Cree. We expect to use existing cash and cash equivalents and other working capital, together with future cash expected to be provided by operating activities and, if necessary, our Credit Facility, to finance our purchase commitment under the Supply Agreement.

We made no income tax payments during the year ended December 31, 2017. As of December 31, 2017, we had approximately $884,000 of remaining federal income tax credits, $533,000 of which expire between 2018 and 2021 and the balance without an expiration, which can be carried forward to offset future income taxes. As of December 31, 2017, we also had federal tax net operating loss carryforwards of approximately $24.59 million, expiring between 2020 and 2036, which can be used to offset against future federal taxable income; North Carolina tax net operating loss carryforwards of approximately $20.22 million expiring between 2023 and 2032; and various other state tax net operating loss carryforwards expiring between 2021 and 2036, which can be used to offset against future state taxable income.

On June 25, 2014, we and our wholly owned subsidiaries, Charles & Colvard Direct, LLC, and Moissanite.com, LLC (now charlesandcolvard.com, LLC), collectively referred to as the Borrowers, obtained the Credit Facility from Wells Fargo. The Credit Facility may be used for general corporate and working capital purposes, including transaction fees and expenses incurred in connection therewith and the issuance of letters of credit up to a $1.00 million sublimit. The Credit Facility was scheduled to mature on June 25, 2017.

Effective June 22, 2017, the Credit Facility was amended to extend the maturity date to June 25, 2018. The Credit Facility was also amended to reduce the interest rate payable on advances under the Credit Facility to a rate equal to Wells Fargo’s daily three-month LIBOR rate plus 2.00%, calculated on an actual/360 basis and payable monthly in arrears. In addition, the Credit Facility was amended further to include the addition of an EBITDA covenant, whereby the Borrowers were required to maintain a specified minimum monthly EBITDA through December 2017 if the cash position for the Borrowers’ demand deposit account maintained at Wells Fargo falls below $3.00 million or the Borrowers draw upon the Credit Facility.

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

Each advance accrues interest at a rate equal to either (i) Wells Fargo’s three-month LIBOR rate plus 2.00%, or (ii) Wells Fargo’s Prime Rate plus 1%, each calculated on an actual/360 basis and payable monthly in arrears. Principal outstanding during an event of default accrues interest at a rate of 3% in excess of the above rate. Any advance may be prepaid in whole or in part at any time. There are no mandatory prepayments or line reductions.

The Credit Facility is secured by a lien on substantially all assets of the Borrowers, each of which is jointly and severally liable for all obligations thereunder. Wells Fargo’s security interest in certain SiC materials is subordinate to Cree’s security interest in such materials pursuant to the Supply Agreement and an Intercreditor Agreement with Wells Fargo.

The Credit Facility is evidenced by a Credit and Security Agreement, dated as of June 25, 2014, as amended, or the Credit Agreement, and customary ancillary documents. The Credit Agreement contains customary covenants, representations and cash dominion provisions, including a financial reporting covenant and limitations on dividends, distributions, debt, contingent obligations, liens, loans, investments, mergers, acquisitions, divestitures, subsidiaries, affiliate transactions, and changes in control.

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

Since the current amendment to the Credit Facility matures on June 25, 2018, we are currently reviewing various credit facility alternatives. Given the Company’s market growth and our improved financial strength over the past year, we believe that we may have access to additional sources of working capital that may provide more advantageous terms than the existing Credit Agreement.

As of December 31, 2017, we had not borrowed against the Credit Facility.

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

Off-Balance Sheet Arrangements

We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of December 31, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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
Morrisville, North Carolina

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Charles & Colvard, Ltd. (the “Company”) and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2010.

Raleigh, North Carolina
March 8, 2018

CHARLES & COLVARD, LTD.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$4,594,007	$7,427,273
Accounts receivable, net	3,377,451	2,794,626
Inventory, net	11,208,658	9,770,206
Prepaid expenses and other assets	969,857	682,083
Total current assets	20,149,973	20,674,188
Long-term assets:
Inventory, net	19,764,959	18,360,211
Property and equipment, net	1,242,200	1,391,116
Intangible assets, net	8,597	8,808
Other assets	64,978	71,453
Total long-term assets	21,080,734	19,831,588
TOTAL ASSETS	$41,230,707	$40,505,776

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,466,163	$3,977,149
Accrued expenses and other liabilities	980,800	631,107
Total current liabilities	5,446,963	4,608,256
Long-term liabilities:
Deferred rent	463,526	594,916
Accrued income taxes	461,592	433,983
Total long-term liabilities	925,118	1,028,899
Total liabilities	6,372,081	5,637,155
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, no par value; 50,000,000 shares authorized; 21,580,102 and 21,369,885 shares issued and outstanding at December 31, 2017 and 2016, respectively	54,243,816	54,243,816
Additional paid-in capital	14,726,438	14,282,956
Accumulated deficit	(34,111,628)	(33,658,151)
Total shareholders’ equity	34,858,626	34,868,621
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$41,230,707	$40,505,776

See Notes to Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016
Net sales	$27,032,964	$29,168,128
Costs and expenses:
Cost of goods sold	15,470,617	20,401,439
Sales and marketing	7,477,354	7,038,277
General and administrative	4,689,823	5,544,452
Research and development	3,714	2,848
Loss on abandonment of property and equipment	-	117,930
Total costs and expenses	27,641,508	33,104,946
Loss from operations	(608,544)	(3,936,818)
Other income (expense):
Interest expense	(541)	(1,737)
Gain on insurance claim settlement	183,217	-
Total other income (expense), net	182,676	(1,737)
Loss before income taxes from continuing operations	(425,868)	(3,938,555)
Income tax net expense from continuing operations	(27,609)	(13,480)
Net loss from continuing operations	(453,477)	(3,952,035)

Discontinued operations:
Loss from discontinued operations	-	(586,124)
Gain on sale of assets from discontinued operations	-	12,398
Net loss from discontinued operations	-	(573,726)
Net loss	$(453,477)	$(4,525,761)

Net loss per common share:
Basic - continuing operations	$(0.02)	$(0.19)
Basic - discontinued operations	-	(0.03)
Basic - total	$(0.02)	$(0.22)

Diluted - continuing operations	$(0.02)	$(0.19)
Diluted - discontinued operations	-	(0.03)
Diluted - total	$(0.02)	$(0.22)

Weighted average number of shares used in computing net loss per common share:
Basic	21,193,793	20,926,120
Diluted	21,193,793	20,926,120

See Notes to Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance at December 31, 2015	21,111,585	$54,240,247	$13,280,920	$(29,132,390)	$38,388,777
Stock-based compensation	-	-	1,003,305	-	1,003,305
Issuance of restricted stock	255,800	-	-	-	-
Stock option exercises	2,500	3,569	(1,269)	-	2,300
Net loss	-	-	-	(4,525,761)	(4,525,761)
Balance at December 31, 2016	21,369,885	$54,243,816	$14,282,956	$(33,658,151)	$34,868,621
Stock-based compensation	-	-	443,482	-	443,482
Issuance of restricted stock	210,217	-	-	-	-
Net loss	-	-	-	(453,477)	(453,477)
Balance at December 31, 2017	21,580,102	$54,243,816	$14,726,438	$(34,111,628)	$34,858,626

See Notes to Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(453,477)	$(4,525,761)
Net loss from discontinued operations	-	(573,726)
Net loss from continuing operations	(453,477)	(3,952,035)
Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities of continuing operations:
Depreciation and amortization	422,018	557,393
Stock-based compensation	443,482	959,134
Provision for uncollectible accounts	28,000	(73,300)
Provision for sales returns	122,000	(316,000)
Provision for inventory reserves	598,000	200,000
Gain on insurance claim settlement	(183,217)	-
Loss on abandonment of property and equipment	-	117,930
Changes in operating assets and liabilities:
Accounts receivable	(732,825)	1,447,325
Inventory	(3,503,032)	3,998,003
Prepaid expenses and other assets, net	(36,250)	162,157
Accounts payable	489,014	654,001
Deferred rent	(131,390)	(99,656)
Accrued income taxes	27,609	13,480
Accrued expenses and other liabilities	349,693	(333,731)
Net cash (used in) provided by operating activities of continuing operations	(2,560,375)	3,334,701
Net cash used in operating activities of discontinued operations	-	(1,125,578)
Net cash (used in) provided by operating activities	(2,560,375)	2,209,123

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(271,390)	(421,761)
Intangible assets	(1,501)	(5,615)
Proceeds from sale of long-term assets	-	250
Net cash used in investing activities of continuing operations	(272,891)	(427,126)
Net cash provided by investing activities of discontinued operations	-	368,671
Net cash used in investing activities	(272,891)	(58,455)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock option exercises	-	2,300
Net cash provided by financing activities of continuing operations	-	2,300

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,833,266)	2,152,968
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,427,273	5,274,305
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,594,007	$7,427,273

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$541	$1,737

See Notes to the Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

Charles & Colvard, Ltd. (the “Company”), a North Carolina corporation founded in 1995, manufactures, markets, and distributes Charles & Colvard Created Moissanite® (hereinafter referred to as moissanite or moissanite jewels) and finished jewelry featuring moissanite for sale in the worldwide jewelry market. Moissanite, also known by its chemical name silicon carbide (“SiC”), is a rare mineral first discovered in a meteorite crater. Because naturally occurring SiC crystals are too small for commercial use, larger crystals must be grown in a laboratory. The Company sells loose moissanite jewels and finished jewelry at wholesale prices to distributors, manufacturers, retailers, television shopping networks, and designers, including some of the largest distributors and jewelry manufacturers in the world, which mount them into fine jewelry to be sold at retail outlets and via the Internet. The Company sells at retail prices to end consumers through its wholly owned operating subsidiaries, charlesandcolvard.com, LLC (formerly Moissanite.com, LLC) and Charles & Colvard Direct, LLC (through March 2016), third-party online marketplaces, drop-ship, and other pure-play, exclusively e-commerce outlets. As of September 30, 2016, the Company changed the name of its wholly owned subsidiary Moissanite.com, LLC to charlesandcolvard.com, LLC.

In February 2016, the Company made the strategic decision to explore a potential divestiture of its direct-to-consumer home party business previously operated through its Charles & Colvard Direct, LLC (dba Lulu Avenue®) subsidiary. After careful analysis of the Company’s core competencies, go-to-market strategies, and intent to advance toward profitability, the management team and Board of Directors determined a divestiture of this distribution channel to be in the best interest of the Company and its shareholders. On March 4, 2016, the Company and Charles & Colvard Direct, LLC entered into an asset purchase agreement with Yanbal USA, Inc. (“Yanbal”), under which Yanbal purchased certain assets related to the Company’s direct-to-consumer home party business for $500,000 and assumed certain liabilities related to such assets. A more detailed description of this transaction is included in Note 13, “Discontinued Operations.” The Company is now presenting the operating results of Charles and Colvard Direct, LLC as a discontinued operation.

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation - The accompanying consolidated financial statements as of and for the years ended December 31, 2017 and 2016 include the accounts of the Company and its wholly owned subsidiaries charlesandcolvard.com, LLC (formerly Moissanite.com, LLC), formed in 2011; Charles & Colvard Direct, LLC, formed in 2011; and Charles & Colvard (HK) Ltd., the Company’s Hong Kong subsidiary, which was re-activated in December 2017, but had no operating activity during the year ended December 31, 2017. Charles & Colvard (HK) Ltd. previously became dormant in the second quarter of 2009 after its operations ceased in 2008. All intercompany accounts have been eliminated.

Change in Fiscal Year-End – On January 30, 2018, the Board of Directors of the Company approved a change in the Company’s fiscal year from a fiscal year beginning on January 1 and ending on December 31 of each year to a fiscal year beginning on July 1 and ending on June 30 of each year. This change in the Company’s fiscal year-end enables management to shift its annual planning and budgeting process away from the holiday season, so that management’s focus during that time is on revenue-generating opportunities with customers. This change to the fiscal year reporting cycle will begin July 1, 2018. As a result of the change, the Company will have a six-month transition period from January 1, 2018 to June 30, 2018. During this period, the Company plans to file its results for the three-month period ending March 31, 2018 in the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2018 and to file a transition report with its results for the six-month period ending June 30, 2018 on Form 10-KT with the Securities and Exchange Commission.

Discontinued Operations - The results of operations for businesses that have been disposed of or classified as held-for-sale are segregated from the results of the Company’s continuing operations and classified as discontinued operations for each period presented in the Company’s consolidated income statements. Similarly, the assets and liabilities of such businesses are reclassified from continuing operations and presented as discontinued operations for each period presented on the Company’s consolidated balance sheets.

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

Reclassifications - Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation, primarily amounts described in Note 3, “Segment Information and Geographic Data”, related to changes in the Company’s reportable segments and in Note 8, “Accrued Expenses and Other Liabilities”, relating to the reclassification of certain accrued expenses.

Cash and Cash Equivalents - All highly liquid investments with an original maturity of three months or less from the date of purchase are considered to be cash equivalents.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurable limits. The Company has never experienced any losses related to these balances. Non-interest-bearing amounts on deposit in excess of FDIC insurable limits at December 31, 2017 approximated $4.32 million.

Trade receivables potentially subject the Company to credit risk. Payment terms on trade receivables for the Company’s Traditional segment customers are generally between 30 and 120 days, though it may offer extended terms with specific customers and on significant orders from time to time. The Company believes its competitors and other vendors in the wholesale jewelry industry have also expanded their use of extended payment terms and, in aggregate, the Company believes that by expanding its use of extended payment terms, it has provided a competitive response in its market and that its net sales have been favorably impacted. The Company is unable to estimate the impact of this program on its net sales, but if it ceased providing extended payment terms in select instances, the Company believes it would not be competitive for some Traditional segment customers in the marketplace and that its net sales and profits would likely decrease. The Company extends credit to its customers based upon a number of factors, including an evaluation of the customer’s financial condition and credit history that is verified through trade association reference services, the customer’s payment history with the Company, the customer’s reputation in the trade, and/or an evaluation of the Company’s opportunity to introduce its moissanite jewels or finished jewelry featuring moissanite to new or expanded markets. Collateral is not generally required from customers. The need for an allowance for doubtful accounts is determined based upon factors surrounding the credit risk of specific customers, historical trends, and other information. During the year ended December 31, 2016, the Company wrote off $815,000 in accounts receivable related to one international customer that was past due on its payment arrangement as it determined that the benefits of continued collections efforts did not outweigh the cost of legal proceedings. The Company does not believe its commercial terms were a factor with this customer’s non-payment. The Company’s allowance for doubtful accounts previously included an allowance for this accounts receivable, and therefore, this write-off did not have an impact on net loss for the year ended December 31, 2016. The Company has not experienced any other significant accounts receivable write-offs related to revenue arrangements with extended payment terms.

See Note 14, “Major Customers and Concentration of Credit Risk”, for further discussion of credit risk within trade accounts receivable.

Accounts Receivable Reserves - Estimates are used to determine the amount of two reserves against trade accounts receivable. The first reserve is an allowance for sales returns. At the time revenue is recognized, the Company estimates future returns using a historical return rate that is reviewed quarterly with consideration of any contractual return privileges granted to customers, and it reduces sales and trade accounts receivable by this estimated amount. The allowance for sales returns was $537,000 and $415,000 at December 31, 2017 and 2016, respectively.

The following is a reconciliation of the allowance for sales returns:

	Year Ended December 31,
	2017	2016
Balance, beginning of year	$415,000	$731,000
Additions charged to operations	3,878,736	3,574,297
Sales returns	(3,756,736)	(3,890,297)
Balance, end of year	$537,000	$415,000

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

Any accounts with significant balances are reviewed separately to determine an appropriate allowance based on the facts and circumstances of the specific account. During the quarter ended September 30, 2016, the Company wrote off $815,000 in accounts receivable related to one international customer that was past due on its payment arrangement, as the Company determined that the benefits of continued collections efforts did not outweigh the costs of legal proceedings. The Company’s allowance for doubtful accounts previously included an allowance for this accounts receivable, and therefore, this write-off did not have an impact on net loss for the year ended December 31, 2016. During its review for 2017 and 2016, the Company determined no additional reserves were necessary for specific accounts. Based on these criteria, management determined that allowances for doubtful accounts receivable of $254,000 and $226,000 at December 31, 2017 and 2016, respectively, were required.

The following is a reconciliation of the allowance for doubtful accounts:

	Year Ended December 31,
	2017	2016
Balance, beginning of year	$226,000	$1,137,000
Additions (reductions) charged to operations	28,000	(73,300)
Write-offs, net of recoveries	-	(837,000)
Balance, end of year	$254,000	$226,000

Although the Company believes that its reserves are adequate, if the financial condition of its customers deteriorates, resulting in an impairment of their ability to make payments, or if it underestimates the allowances required, additional allowances may be necessary, which would result in increased expense in the period in which such determination is made.

Inventories - Inventories are stated at the lower of cost or net realizable value on an average cost basis. Inventory costs include direct material and labor, inbound freight, purchasing and receiving costs, inspection costs, and warehousing costs. Any inventory on hand at the measurement date in excess of the Company’s current requirements based on historical and anticipated levels of sales is classified as long-term on the Company’s consolidated balance sheets. The Company’s classification of its inventory as either short or long-term inventory requires it to estimate the portion of on-hand inventory that can be realized over the next 12 months and does not include precious metal, labor, and other inventory purchases expected to be both purchased and realized in cost of sales over the next 12 months.

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

Impairment of Long-Lived Assets - The Company evaluates the recoverability of its long-lived assets by reviewing them for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of the asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount exceeds the fair value and is recognized as an operating expense in the period in which the determination is made. Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell. As of December 31, 2017, the Company did not identify any indicators of long-lived asset impairment.

In addition to the recoverability assessment, the Company routinely reviews the remaining estimated useful lives of its long-lived assets. Any reduction in the useful-life assumption will result in increased depreciation and amortization expense in the period when such determination is made, as well as in subsequent periods.

Revenue Recognition - Revenue is recognized when title transfers at the time of shipment from the Company’s facility or a third-party fulfillment company’s facility, excluding consignment shipments as discussed below; evidence of an arrangement exists; pricing is fixed or determinable; and collectability is reasonably assured. At the time revenue is recognized, an allowance for estimated returns is established. Any change in the allowance for returns is charged against net sales. For the Company’s Traditional segment and Online Channels segment customers (excluding those of charlesandcolvard.com), the return policy allows for the return of jewels and finished jewelry for credit generally within 30 days of shipment if returned for a valid reason. For the Company’s Online Channels segment, customers can return their purchases for any reason generally within 60 days of shipment in accordance with the Company’s warranty policy as noted on the charlesandcolvard.com website. The Company has established an allowance for returns based on the Company’s historical return rate, which takes into account any contractual return privileges granted to the Company’s customers. Periodically, the Company ships loose jewel goods, finished jewelry goods, and finished goods inventory to Traditional segment customers on consignment terms. Under these terms, the customer assumes the risk of loss and has an absolute right of return for a specified period that typically ranges from six months to one year. The Company’s Traditional segment customers are generally required to make payments on consignment shipments within 60 days upon the customer informing the Company that it will keep the inventory. Accordingly, the Company does not recognize revenue on these consignment transactions until the earlier of (i) the customer informing the Company that it will keep the inventory, (ii) the expiration of the right of return period, or (iii) the customer informing the Company that the inventory has been sold.

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

The Company also offers a cooperative advertising program to certain of its distributor and retail partners that reimburses, via a credit towards future purchases, a portion of their marketing costs based on the customers’ net purchases from the Company and is subject to the customer providing documentation of all advertising performed that includes the Company’s products. For the years ended December 31, 2017 and 2016, these approximate amounts were an expense of $210,000 and $126,000, respectively, and are included as a component of sales and marketing expenses.

Advertising expenses, inclusive of the cooperative advertising program, for the years ended December 31, 2017 and 2016 were approximately $1.94 million and $2.59 million, respectively. Approximately $56,000 related to discontinued operations was included in total advertising expense for the year ended December 31, 2016.

Sales and Marketing - Sales and marketing costs are expensed as incurred. These costs include all expenses of promoting and selling the Company’s products and include such items as the salaries, payroll-related expenses, and travel of sales and marketing personnel; advertising; trade shows; market research; sales commissions; and an allocation of overhead expenses attributable to these activities. Except for an allocation to general and administrative expenses, these costs also include the operating expenses of charlesandcolvard.com, LLC, the Company’s wholly owned operating subsidiary.

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

•
Expected lives - The expected lives of the issued stock options represent the estimated period of time until exercise or forfeiture and are based on the simplified method of using the mid-point between the vesting term and the original contractual term.

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

In light of the newly enacted Tax Cuts and Jobs Act, or the Tax Act, the Company has provisionally recorded its U.S. deferred taxes based on the Federal corporate income tax rate of 21%. The Company is continuing to analyze aspects of the Tax Act and, therefore, has not finalized its accounting policy with respect to accounting for deferred income taxes. For further discussion of the effects of the Tax Act on our deferred tax assets, see Note 12, “Income Taxes”.

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

The following table reconciles the differences between the basic and diluted net loss per share presentations:

	Year Ended December 31,
	2017	2016
Numerator:
Net loss from continuing operations	$(453,477)	$(3,952,035)
Net loss from discontinued operations	-	(573,726)
Net loss	$(453,477)	$(4,525,761)

Denominator:
Weighted average common shares outstanding:
Basic	21,193,793	20,926,120
Stock options	-	-
Diluted	21,193,793	20,926,120

Net loss per common share:
Basic-continuing operations	$(0.02)	$(0.19)
Basic-discontinued operations	-	(0.03)
Basic-total	$(0.02)	$(0.22)

Diluted-continuing operations	$(0.02)	$(0.19)
Diluted-discontinued operations	-	(0.03)
Diluted-total	$(0.02)	$(0.22)

For the years ended December 31, 2017 and 2016, stock options to purchase approximately 2.23 million and 2.13 million shares, respectively, were excluded from the computation of diluted net loss per common share because the exercise price of the stock options was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to net loss per common share. For the years ended December 31, 2017 and 2016, 370,000 and 359,000, respectively, of restricted shares that have been issued but not yet vested have been excluded from the computation of diluted net loss per common share.

Recently Adopted/Issued Accounting Pronouncements - In May 2014, the Financial Accounting Standards Board (the “FASB”) issued an accounting standard that supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the standard is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted the standard on January 1, 2018, using the modified retrospective method. Based on the Company’s analysis, the timing and measurement of revenues under the new guidance is consistent with the Company’s existing policies. Accordingly, no adjustment was required in connection with the adoption of the standard and the standard will not have a material effect on the Company’s financial statements.

In February 2016, the FASB issued guidance that establishes a right-of-use, or ROU, model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the statement of operations. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the early stage of its analysis, but currently expects that upon adoption of this standard, ROU assets and liabilities will be recognized in the balance sheet in amounts that will be material.

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

Summary financial information by reportable segment is as follows:

	Year Ended December 31, 2017
	Traditional	Online Channels	Total
Net sales
Loose jewels	$13,430,776	$3,149,972	$16,580,748
Finished jewelry	2,515,443	7,936,773	10,452,216
Total	$15,946,219	$11,086,745	$27,032,964

Product line cost of goods sold
Loose jewels	$6,998,485	$1,526,358	$8,524,843
Finished jewelry	1,610,845	3,615,815	5,226,660
Total	$8,609,330	$5,142,173	$13,751,503

Product line gross profit
Loose jewels	$6,432,291	$1,623,614	$8,055,905
Finished jewelry	904,598	4,320,958	5,225,556
Total	$7,336,889	$5,944,572	$13,281,461

Operating (loss) income	$(836,797)	$228,253	$(608,544)

Depreciation and amortization	$300,308	$121,711	$422,018

Capital expenditures	$123,944	$147,446	$271,390

	Year Ended December 31, 2016
	Traditional	Online Channels	Total
Net sales
Loose jewels	$19,231,534	$2,220,194	$21,451,728
Finished jewelry	1,075,157	6,641,243	7,716,400
Total	$20,306,691	$8,861,437	$29,168,128

Product line cost of goods sold
Loose jewels	$13,107,366	$809,383	$13,916,749
Finished jewelry	1,195,640	2,953,148	4,148,788
Total	$14,303,006	$3,762,531	$18,065,537

Product line gross profit (loss)
Loose jewels	$6,124,168	$1,410,811	$7,534,979
Finished jewelry	(120,483)	3,688,095	3,567,612
Total	$6,003,685	$5,098,906	$11,102,591

Operating loss	$(3,089,559)	$(847,259)	$(3,936,818)

Depreciation and amortization	$479,517	$77,876	$557,393

Capital expenditures	$158,702	$263,059	$421,761

The Company does not allocate any assets to the reportable segments, and therefore, no asset information is reported to the chief operating decision-maker or disclosed in the financial information for each segment.

A reconciliation of the Company’s product line cost of goods sold to cost of goods sold as reported in the consolidated financial statements is as follows:

	Year Ended December 31,
	2017	2016
Product line cost of goods sold	$13,751,503	$18,065,537
Non-capitalized manufacturing and production control expenses	1,352,311	1,427,924
Freight out	417,074	376,726
Inventory valuation allowances	598,000	200,000
Other inventory adjustments	(648,271)	331,252
Cost of goods sold	$15,470,617	$20,401,439

The Company recognizes sales by geographic area based on the country in which the customer is based. A portion of the Company’s Traditional segment sales made to international wholesale distributors represents products sold internationally that may be re-imported to U.S. retailers. Sales to international end consumers made by the Company’s Online Channels segment are included in U.S. sales because products are shipped and invoiced to a U.S.-based intermediary party that assumes all international shipping and credit risks. All intangible assets and property and equipment as of December 31, 2017 and December 31, 2016 are held and located in the United States.

The following presents net sales data by geographic area:

	Year Ended December 31,
	2017	2016
Net sales
United States	$25,176,220	$26,164,660
International	1,856,744	3,003,468
Total	$27,032,964	$29,168,128

4.	FAIR VALUE MEASUREMENTS

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

Assets that are measured at fair value on a non-recurring basis include property and equipment, leasehold improvements, and intangible assets, comprising patents, license rights, and trademarks. These items are recognized at fair value when they are considered to be impaired. As of December 31, 2017 and December 31, 2016, no assets were identified for impairment. Level 3 inputs are primarily based on the estimated future cash flows of the asset determined by market inquiries to establish fair market value of used machinery or future revenue expected to be generated with the assistance of patents and trademarks.

5.	INVENTORIES

The Company’s total inventories, net of reserves, are as follows as of the dates presented:

	December 31,
	2017	2016
Raw materials	$4,853,049	$3,106,617
Work-in-process	9,219,383	11,048,126
Finished goods	17,896,992	15,057,668
Finished goods on consignment	1,093,752	467,778
Supplies inventory	75,441	17,228
Less inventory reserves	(2,165,000)	(1,567,000)
Total	$30,973,617	$28,130,417

Short-term portion	$11,208,658	$9,770,206
Long-term portion	19,764,959	18,360,211
Total	$30,973,617	$28,130,417

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

The Company’s work-in-process inventories include raw SiC crystals on which processing costs, such as labor and sawing, have been incurred and components, such as metal castings and finished good moissanite jewels, that have been issued to jobs in the manufacture of finished jewelry. The Company’s moissanite jewel manufacturing process involves the production of intermediary shapes, called “preforms,” that vary depending upon the size and shape of the finished jewel. To maximize manufacturing efficiencies, preforms may be made in advance of current finished inventory needs but remain in work-in-process inventories. As of December 31, 2017 and 2016, work-in-process inventories issued to active production jobs approximated $2.99 million and $7.18 million, respectively.

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

The Company manufactures finished jewelry featuring moissanite. Relative to loose moissanite jewels, finished jewelry is more fashion-oriented and subject to styling trends that could render certain designs obsolete over time. The majority of the Company’s finished jewelry featuring moissanite is held in inventory for resale and largely consists of such core designs as stud earrings, solitaire and three-stone rings, pendants, and bracelets that tend not to be subject to significant obsolescence risk due to their classic styling. In addition, the Company holds smaller quantities of designer-inspired and trend moissanite fashion jewelry that is available for resale through retail companies and through its Online Channels segment. The Company also carries a limited amount of inventory as part of its sample line that is used in the selling process to its customers.

The Company’s continuing operating subsidiary carries no net inventories, and inventory is transferred without intercompany markup from the parent entity’s wholesale distribution segment as product line cost of goods sold when sold to the end consumer.

Prior to March 2016, the Company purchased fashion finished jewelry comprising base metals and non-precious gemstones for sale through Lulu Avenue®, the Company’s former direct-to-consumer home party division of the Company’s wholly owned operating subsidiary, Charles & Colvard Direct, LLC. This finished jewelry was fashion-oriented and subject to styling trends that could change with each catalog season, of which there are generally two each year.

The Company’s total inventories, net of reserves, consisted of the following as of the dates presented:

	December 31, 2017	December 31, 2016
Loose jewels
Raw materials	$4,288,360	$2,586,045
Work-in-process	8,328,719	10,589,424
Finished goods	9,487,245	9,455,393
Finished goods on consignment	26,281	5,473
Total loose jewels	$22,130,605	$22,636,335
Finished jewelry
Raw materials	$564,689	$520,572
Work-in-process	890,664	458,702
Finished goods	6,304,747	4,081,275
Finished goods on consignment	1,007,471	416,305
Total finished jewelry	8,767,571	5,476,854
Total supplies inventory	75,441	17,228
Total inventory	$30,973,617	$28,130,417

Total net loose jewel inventories at December 31, 2017 and December 31, 2016, including inventory on consignment net of reserves, were $22.13 million and $22.64 million, respectively. Total net finished jewelry inventories at December 31, 2017 and December 31, 2016, including inventory on consignment net of reserves and finished jewelry featuring moissanite manufactured by the Company, were $8.77 million and $5.48 million, respectively.

As of December 31, 2017 and December 31, 2016, management established an obsolescence reserve of $1,417,000 and $944,000, respectively. Typically, in the jewelry industry, slow-moving or discontinued lines are sold as closeouts or liquidated in alternative sales channels. During the year ended December 31, 2016, management identified an opportunity to sell approximately $6.77 million of legacy loose jewel inventory of less desirable quality. The Company had no bulk sales of such inventory during the year ended December 31, 2017. Regularly, management reviews the legacy loose jewel inventory for any lower of cost or net realizable value and obsolescence issues. Accordingly, based on demand during the year ended December 31, 2017, and ongoing feedback from customers on the value of some of these goods, management identified some of the remaining inventory of these lower quality goods that could not be sold at its current carrying value and increased the lower of cost or net realizable value reserve on this remaining inventory to approximately $1,326,000 as of December 31, 2017 from $517,000 as of December 31, 2016. As of December 31, 2017 and December 31, 2016, management identified certain finished jewelry that was obsolete due to damage and other factors that indicate the finished jewelry is unsaleable, and established an obsolescence reserve of $91,000 and $427,000, respectively, for the carrying costs in excess of any estimated scrap values. Management reviews the finished jewelry inventory on an ongoing basis for any lower of cost or net realizable value and obsolescence issues.

As of December 31, 2017 and December 31, 2016 management established a rework reserve for recut and repairs of $557,000 and $454,000, respectively. Loose jewel inventories at December 31, 2017 and December 31, 2016 included recut reserves of $468,000 and $425,000, respectively. The finished jewelry inventories at December 31, 2017 and December 31, 2016 include a repairs reserve of $89,000 and $29,000, respectively.

As of December 31, 2017 and December 31, 2016 management established a shrinkage reserve of $191,000 and $169,000, respectively. The loose jewel inventories at December 31, 2017 and December 31, 2016 include shrinkage reserves of $18,000 and $67,000, respectively. The finished jewelry inventories at December 31, 2017 and December 31, 2016 include shrinkage reserves of $173,000 and $102,000, respectively.

Periodically, the Company ships finished goods inventory to certain Traditional segment customers on consignment terms. Under these terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. Included in the total shrinkage reserve is the shrinkage reserve for finished goods on consignment of $60,000 and $46,000 as of December 31, 2017 and December 31, 2016, respectively, to allow for certain loose jewels and finished jewelry on consignment with certain Traditional segment customers that may not be returned or may be returned in a condition that does not meet the Company’s current grading or quality standards. The loose jewel inventories on consignment at December 31, 2017 and December 31, 2016 include shrinkage reserves of $5,000 and $7,000, respectively. The finished jewelry inventories on consignment at December 31, 2017 and December 31, 2016 include shrinkage reserves of $55,000 and $39,000, respectively.

The need for adjustments to inventory reserves is evaluated on a period-by-period basis.

6.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2017	2016
Computer software	$1,206,465	$1,192,922
Machinery and equipment	1,026,736	956,050
Computer hardware	1,009,008	874,347
Leasehold improvements	1,126,553	1,083,634
Furniture and fixtures	318,627	309,046
Total	4,687,389	4,415,999
Less accumulated depreciation	(3,445,189)	(3,024,883)
Property and equipment, net	$1,242,200	$1,391,116

Depreciation expense for the years ended December 31, 2017 and 2016 was approximately $420,000 and $528,000, respectively.

Approximately $26,000 related to discontinued operations was included in total depreciation expense for the year ended December 31, 2016.

7.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31,		Weighted Average Remaining Amortization Period
	2017	2016	(in Years)
Patents	$958,604	$958,604	0.1
Trademarks	57,325	55,824	7.7
License rights	6,718	6,718	0.0
Total	1,022,647	1,021,146
Less accumulated amortization	(1,014,050)	(1,012,338)
Intangible assets, net	$8,597	$8,808

Amortization expense for the years ended December 31, 2017 and 2016 was approximately $2,000 and $68,000, respectively. Amortization expense on existing intangible assets is estimated to be approximately $2,000 for the year ending December 31, 2018 and approximately $1,000 for each of the years ending December 31, 2019, 2020, 2021, and 2022. The remainder of the amortization expense for total intangible assets, net, will be recognized in periods after December 31, 2022.

Approximately $13,000 related to discontinued operations was included in total amortization expense for the year ended December 31, 2016.

8.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities, current, consist of the following:

	December 31,
	2017	2016
Accrued compensation and related benefits	$652,177	$443,547
Accrued cooperative advertising	134,018	50,000
Deferred rent	131,389	115,307
Accrued sales tax	20,844	6,885
Other	42,372	15,368
Accrued expenses and other liabilities	$980,800	$631,107

9.	COMMITMENTS AND CONTINGENCIES

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

As of December 31, 2017, the Company’s future minimum payments under the operating leases were as follows:

2018	$600,871
2019	617,395
2020	634,373
2021	541,957
Total	$2,394,596

Rent expense for the years ended December 31, 2017 and 2016 was approximately $510,000 and $539,000, respectively.

Approximately $40,000 related to discontinued operations was included in total rent expense for the year ended December 31, 2016.

Purchase Commitments

On December 12, 2014, the Company entered into a new exclusive supply agreement (the “Supply Agreement”) with Cree, Inc. (“Cree”). Under the Supply Agreement, subject to certain terms and conditions, the Company agreed to exclusively purchase from Cree, and Cree agreed to exclusively supply, 100% of the Company’s required SiC materials in quarterly installments that must equal or exceed a set minimum order quantity. The initial term of the Supply Agreement will expire on June 24, 2018, unless extended by the parties. Accordingly, the Company is reviewing various alternatives with respect to our purchase of SiC material, including whether to exercise our unilateral option, subject to certain conditions, to renew the Supply Agreement for an additional two-year period.

The Company’s total purchase commitment under the Supply Agreement until June 2018 is dependent upon the size of the SiC material and ranges between approximately $29.60 million and approximately $31.50 million. As of December 31, 2017, the Company’s remaining purchase commitment through June 2018 under the Supply Agreement ranges from approximately $5.15 million to approximately $7.05 million. During the year ended December 31, 2017 and 2016, the Company purchased approximately $9.39 million and $8.20 million, respectively, of SiC crystals from Cree.

10.	LINE OF CREDIT

On June 25, 2014, the Company and its wholly owned subsidiaries, Charles & Colvard Direct, LLC, and Moissanite.com, LLC (now charlesandcolvard.com, LLC) (collectively, the “Borrowers”), obtained a $10.00 million asset-based revolving credit facility (the “Credit Facility”) from Wells Fargo Bank, National Association (“Wells Fargo”). The Credit Facility may be used for general corporate and working capital purposes, including transaction fees and expenses incurred in connection therewith and the issuance of letters of credit up to a $1.00 million sublimit. The Credit Facility was scheduled to mature on June 25, 2017.

Effective June 22, 2017, the Credit Facility was amended to extend the maturity date to June 25, 2018. The Credit Facility was also amended to reduce the interest rate payable on advances under the Credit Facility to a rate equal to Wells Fargo’s daily three-month LIBOR rate plus 2.00%, calculated on an actual/360 basis and payable monthly in arrears. In addition, the Credit Facility was amended further to include the addition of an EBITDA covenant, whereby the Borrowers were required to maintain a specified minimum monthly EBITDA through December 2017 if the cash position for the Borrowers’ demand deposit account maintained at Wells Fargo falls below $3.00 million or the Borrowers draw upon the Credit Facility. In connection with this amendment, the Company paid a 3% facility fee in the amount of $150,000 that is being amortized over the life of the underlying term of the Credit Facility amendment.

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

Each advance accrues interest at a rate equal to either (i) Wells Fargo’s three-month LIBOR rate plus 2.00%, or (ii) Wells Fargo’s Prime Rate plus 1%, each calculated on an actual/360 basis and payable monthly in arrears. Principal outstanding during an event of default accrues interest at a rate of 3% in excess of the above rate. Any advance may be prepaid in whole or in part at any time. There are no mandatory prepayments or line reductions.

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

Since the current amendment to the Credit Facility matures on June 25, 2018, the Company is currently reviewing various credit facility alternatives.

As of December 31, 2017, the Company had not borrowed against the Credit Facility.

11.	SHAREHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, no par value. As of December 31, 2017 and 2016, it had 21,580,102 and 21,369,885 shares of common stock outstanding, respectively. Holders of common stock are entitled to one vote for each share held.

Preferred Stock

The Board of Directors is authorized, without further shareholder approval, to issue up to 10,000,000 shares of preferred stock, no par value. The preferred stock may be issued from time to time in one or more series. No shares of preferred stock had been issued as of December 31, 2017.

Equity Compensation Plans

2008 Stock Incentive Plan

In May 2008, the shareholders of the Company approved the adoption of the Charles & Colvard, Ltd. 2008 Stock Incentive Plan, as amended on March 31, 2015 and approved by the shareholders of the Company on May 20, 2015 and further amended on March 15, 2016 and approved by the shareholders of the Company on May 18, 2016 (the “2008 Plan”).

The 2008 Plan authorizes the Company to grant stock options, stock appreciation rights, restricted stock, and other equity awards to selected employees, directors, and independent contractors. The aggregate number of shares of the Company’s common stock that may be issued pursuant to awards granted under the 2008 Plan shall not exceed the sum of 6,000,000 plus any shares of common stock subject to an award granted under any stock incentive plan maintained by the Company prior to the 2008 Plan (each, a “Prior Plan”) that is forfeited, cancelled, terminated, expires, or lapses for any reason without the issuance of shares pursuant to the award, or shares subject to an award granted under a Prior Plan which shares are forfeited to, or repurchased or reacquired by, the Company. Stock options granted to employees under the 2008 Plan generally vest over four years and have terms of up to 10 years. The vesting schedules and terms of stock options granted to independent contractors vary depending on the specific grant, but the terms are no longer than 10 years. Stock option awards granted to members of the Board of Directors vest at the end of one year from the date of the grant. The vesting schedules of restricted stock awards granted to employees or independent contractors vary depending on the specific grant but are generally four years or less. Only stock options and restricted stock have been granted under the 2008 Plan. As of December 31, 2017 and 2016, there were 2,227,265 and 2,134,898 stock options outstanding under the 2008 Plan, respectively.

Stock-Based Compensation

The following table summarizes the components of the Company’s stock-based compensation included in net loss:

	Year Ended December 31,
	2017	2016
Employee stock options	$336,534	$383,778
Consultant stock options	-	170,622
Restricted stock awards	106,948	448,906
Total	$443,482	$1,003,306

Due to the Company’s valuation allowance against deferred tax assets as discussed further in Note 12, “Income Taxes”, the income tax benefits for 2017 and 2016 were fully reserved.

No stock-based compensation was capitalized as a cost of inventory during the years ended December 31, 2017 and 2016.

Approximately $44,000 related to discontinued operations was included in total stock-based compensation expense for the year ended December 31, 2016.

Stock Options

The following is a summary of the stock option activity for the years ended December 31, 2017 and 2016:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2015	2,441,077	$2.11
Granted	591,005	$1.14
Exercised	(2,500)	$0.92
Forfeited	(449,122)	$1.43
Expired	(445,562)	$2.09
Outstanding, December 31, 2016	2,134,898	$1.99
Granted	836,369	$0.94
Forfeited	(103,000)	$1.22
Expired	(641,002)	$2.99
Outstanding, December 31, 2017	2,227,265	$1.35

The weighted average grant date fair value of stock options granted during the years ended December 31, 2017 and 2016 was $0.53 and $0.63, respectively. The total fair value of stock options that vested during the years ended December 31, 2017 and 2016 was approximately $400,000 and $780,000, respectively. The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions for stock options granted during the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
Dividend yield	0.0%	0.0%
Expected volatility	63.4%	62.2%
Risk-free interest rate	1.90%	1.42%
Expected lives (years)	5.5	5.6

The following table summarizes information about stock options outstanding at December 31, 2017:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Balance as of 12/31/2017	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 12/31/2017	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 12/31/2017	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
2,227,265	8.06	$1.35	1,359,646	7.30	$1.57	2,111,450	7.99	$1.36

As of December 31, 2017, the unrecognized stock-based compensation expense related to unvested stock options was approximately $337,000, which is expected to be recognized over a weighted average period of approximately 28 months.

The aggregate intrinsic value of stock options outstanding, exercisable, and vested or expected to vest at December 31, 2017 was approximately $458,000. This amount is before applicable income taxes and represents the closing market price of the Company’s common stock at December 31, 2017 less the grant price, multiplied by the number of stock options that had a grant price that is less than the closing market price. This amount represents the amount that would have been received by the optionees had these stock options been exercised on that date. No stock options were exercised during the year ended December 31, 2017. During the year ended December 31, 2016, the aggregate intrinsic value of stock options exercised was approximately $0.

Restricted Stock

The following is a summary of the restricted stock activity for the years ended December 31, 2017 and 2016:

	Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2015	425,000	$1.87
Granted	509,250	$0.93
Vested	(321,400)	$2.00
Canceled	(253,450)	$1.18
Unvested, December 31, 2016	359,400	$0.91
Granted	420,000	$1.11
Vested	(214,200)	$0.92
Canceled	(209,783)	$0.96
Unvested, December 31, 2017	355,417	$1.11

The unvested restricted shares as of December 31, 2017 are all performance-based restricted shares that will vest, subject to achievement of performance goals, on February 23, 2018. As of December 31, 2017, the estimated unrecognized stock-based compensation expense related to these unvested restricted shares subject to the achievement of performance goals was approximately $69,000, all of which is expected to be recognized over a weighted average period of approximately one month.

Dividends

The Company has paid no cash dividends during the years ended December 31, 2017 and 2016.

12.	INCOME TAXES

On December 22, 2017, the President signed the Tax Act, which among other things, lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. Consequently, the Company wrote down its net deferred tax assets as of December 31, 2017 by approximately $519,000 to reflect the estimated impact of the Tax Act. The Company recorded a corresponding net adjustment to its valuation allowance related to the re-measurement of certain net deferred tax assets using the lower U.S. corporate income tax.

The Company has substantially completed its provisional analysis of the income tax effects of the Tax Act and recorded a reasonable estimate of such effects. However, the SEC staff issued guidance regarding application of FASB income tax-related guidance in the reporting period that includes December 22, 2017 – the date on which the Tax Act was signed into law – to address situations when a company does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company has estimated the tax impacts related to the impact to deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017, on a provisional basis. In this regard, the Tax Act repeals the corporate alternative minimum tax, or AMT, regime, including claiming a refund and full realization of remaining AMT credits. The Company has not been able to make a reasonable estimate with respect to its realization of existing AMT credit carryforwards, and accordingly, continues to apply the income tax-related accounting guidance that was in effect immediately prior to the enactment of the Tax Act. In order for the Company to complete the income tax effects of the Tax Act on its existing AMT deferred tax asset, the Company needs to further analyze the nature, validity, and recoverability of its AMT-related deferred tax credit carryforwards prior to recording the underlying appropriate tax benefit. Accordingly, the ultimate impact related to the Tax Act may differ, possibly materially, due to, among other things, completing its analysis of the realization of available AMT credit refunds, further refinement of the Company’s calculations, changes in interpretations and assumptions that the Company made, additional guidance that may be issued by the U.S. Government, and actions and related accounting policy decisions that the Company may take as a result of the Tax Act. The Company expects this analysis to be complete when the Company’s 2017 U.S. corporate income tax return is filed in 2018.

The Company accounts for income taxes under the liability method. Under the liability method, deferred income taxes are recognized for the income tax consequences of “temporary differences” by applying enacted statutory income tax rates applicable to future years to differences between the financial statement carrying amounts and the income tax bases of existing assets and liabilities.

Income tax net expense comprises the following:

	Year Ended December 31,
	2017	2016
Current:
Federal	$-	$-
State	(27,609)	(13,480)
Total	(27,609)	(13,480)

Deferred:
Federal	-	-
State	-	-
Total	-	-
Income tax net expense	$(27,609)	$(13,480)

Significant components of the Company’s deferred income tax assets are as follows:

	December 31,
	2017	2016

Reserves and accruals	$686,573	$1,053,863
Prepaid expenses	(28,744)	(43,774)
Federal NOL carryforwards	8,395,472	8,530,493
State NOL carryforwards	681,364	615,919
Hong Kong NOL carryforwards	995,566	995,566
Federal benefit on state taxes under uncertain tax positions	94,142	136,969
Stock-based compensation	422,623	342,294
Research tax credit	434,637	434,637
Alternative minimum tax credit	350,743	348,264
Contributions carryforward	-	35,100
Depreciation	(178,670)	(286,608)
Accrued rent	138,178	216,432
Loss on impairment of long-lived assets	33,864	53,042
Valuation allowance	(12,025,748)	(12,432,197)
Total	-	-
Total deferred income tax assets, net	$-	$-

A reconciliation between expected income taxes, computed at the statutory federal income tax rate of 21% applied to pretax accounting loss, and the income tax net expense included in the consolidated statements of operations for the years ended December 31, 2017 and 2016 is as follows:

	Year Ended December 31,
	2017	2016
Anticipated income tax benefit at statutory rate	$144,795	$1,534,176
State income tax expense, net of federal tax effect	(54,083)	(9,350)
Federal income tax effect of change in tax rate	(518,974)	-
Income tax effect of uncertain tax positions	(17,946)	(8,896)
Return to provision adjustments	2,982	(23,070)
Stock-based compensation	(36,233)	(110,066)
Other changes in deferred income tax assets, net	(437)	(13,118)
Decrease (increase) in valuation allowance	452,287	(1,383,156)
Income tax net expense	$(27,609)	$(13,480)

As of each reporting date, management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. As of December 31, 2017 and December 31, 2016, the Company’s management determined that sufficient negative evidence continued to exist to conclude it was uncertain that the Company would have sufficient future taxable income to utilize its deferred tax assets, and therefore, the Company maintained a valuation allowance against its deferred tax assets.

As of December 31, 2017, the Company had approximately $884,000 of remaining federal income tax credits, $533,000 of which expire between 2018 and 2021 and the balance without an expiration, which can be carried forward to offset future income taxes. As of December 31, 2017, the Company had federal tax net operating loss carryforwards under U.S. GAAP of approximately $24.59 million, expiring between 2020 and 2036, which can be used to offset against future federal taxable income; North Carolina tax net operating loss carryforwards of approximately $20.22 million expiring between 2023 and 2032; and various other state tax net operating loss carryforwards expiring between 2021 and 2036, which can be used to offset against future state taxable income.

As of December 31, 2017, there was approximately $6.03 million in net operating loss carryforwards in Hong Kong. In accordance with the Hong Kong tax code, these amounts can be carried forward indefinitely to offset future taxable income in Hong Kong. The Company’s deferred tax assets in Hong Kong were fully reserved with a valuation allowance of $996,000 as of December 31, 2017 and 2016 and had been fully reserved in all prior periods due to the uncertainty of future taxable income in this jurisdiction to utilize the deferred tax assets. Charles & Colvard (HK) Ltd., the Company’s Hong Kong subsidiary, which was re-activated in December 2017, but had no operating activity during the year ended December 31, 2017, previously ceased operations during 2008 and became a dormant entity during 2009. If the Company uses any portion of its deferred tax assets in future periods, the valuation allowance would need to be reversed and may impact the Company’s future operating results.

Uncertain Tax Positions

The gross liability for income taxes associated with uncertain tax positions at December 31, 2017 was approximately $560,000. This amount is shown net of approximately $98,000 recorded as a direct reduction to the associated deferred tax asset. The gross liability, if recognized, would favorably affect the Company’s effective tax rate.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of the provision for income taxes. The Company accrued approximately $28,000 and $13,000 of interest and penalties associated with uncertain tax positions for the years ended December 31, 2017 and 2016, respectively. Including the interest and penalties recorded for uncertain tax positions, there is a total of approximately $193,000 and $165,000 of interest and penalties included in the accrued income tax liability for uncertain tax positions as of December 31, 2017 and 2016, respectively. To the extent interest and penalties are not ultimately incurred with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

In all of the significant federal and state jurisdictions where it is required to file income tax returns, the Company has analyzed filing positions for all tax years in which the statute of limitations is open. The only periods subject to examination by the major tax jurisdictions where the Company does business are the 2013 through 2016 tax years. The Company does not believe that the outcome of any examination will have a material impact on its consolidated financial statements and does not expect settlement on any uncertain tax positions within the next 12 months.

The following summarizes the activity related to the Company’s gross liability for uncertain tax positions from January 1, 2016 through December 31, 2017:

Balance as of January 1, 2016	$519,284
Increases related to prior year tax positions	13,480
Balance as of December 31, 2016	532,764
Increases related to prior year tax positions	27,609
Balance as of December 31, 2017	$560,373

13.	DISCONTINUED OPERATIONS

In March 2016, the Company and Charles & Colvard Direct, LLC (“Direct”) a wholly owned subsidiary of the Company, entered into an asset purchase agreement (the “Purchase Agreement”) with Yanbal, pursuant to which Yanbal agreed to purchase certain assets of Direct (the “Transferred Assets”). The transactions contemplated by the Purchase Agreement closed on March 4, 2016 (the “Closing Date”). The Company made the decision to divest of these assets after careful analysis and the sale of these assets represented a strategic shift that resulted in a significant favorable impact on the Company’s operations and financial results.

Pursuant to the terms of the Purchase Agreement, the Transferred Assets included, among other things, (i) an inventory credit usable towards certain inventory as of the Closing Date, (ii) all existing marketing collateral for Direct’s jewelry offered under the “Lulu Avenue” trademarks as of the Closing Date, (iii) certain assigned contracts, (iv) style advisor and customer lists, and (v) all intellectual property rights owned by the Company and Direct and used solely in connection with the operation of Direct’s direct-to-consumer home party business for the sale of fashion jewelry and related products and services in the U.S., excluding Lulu Avenue-related intellectual property. The inventory credit and an exclusive, nontransferable license to use the Lulu Avenue-related intellectual property that was also granted to Yanbal on the Closing Date expired on July 31, 2016. After the Closing Date, the Company and Direct may no longer engage in the direct-to-consumer home party business and may not solicit style advisors or customers of the direct-to-consumer home party business. The Company had also agreed to provide to Yanbal certain transition services, which services ended August 31, 2016.

The purchase price for the Transferred Assets was $500,000 with selling expenses of approximately $131,000, resulting in a net purchase price of approximately $369,000. The Company recorded a liability associated with $35,000 of expense related to certain style advisor incentives and reduced prepaid expenses by $60,000 related to contracts acquired by Yanbal.

There were no assets or liabilities related to the Company’s discontinued operations as of December 31, 2016 or 2017. Further, there were no transactions related to discontinued operations during the year ended December 31, 2017.

The following table presents the major classes of line items constituting pretax loss from discontinued operations during the year ended December 31, 2016:

Net sales	$804,585
Costs and expenses:
Cost of goods sold	276,100
Sales and marketing	940,685
General and administrative	173,913
Interest expense	11
Total costs and expenses	1,390,709
Loss from discontinued operations	(586,124)
Other income:
Gain on sale of long-term assets	12,398
Total other income, net	12,398
Pretax loss from discontinued operations	$(573,726)

14.	MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

At times, a portion of the Company’s accounts receivable will be due from customers that have individual balances of 10% or more of the Company’s total gross accounts receivable. The following is a summary of customers that represent greater than or equal to 10% of total gross accounts receivable:

	December 31, 2017	December 31, 2016
Customer A	12%	16%
Customer B	18%	*	%

* Customer B did not have individual balances that represented 10% or more of total gross accounts receivable as of December 31, 2016.

A significant portion of sales is derived from certain customer relationships. The following is a summary of customers that represent greater than or equal to 10% of total net sales:

	Year Ended December 31,
	2017		2016
Customer C	21%		17%
Customer D	*	%	23%

* Customer D did not have net sales that represented 10% or more of total net sales for the year ended December 31, 2017.

The Company records its sales return allowance at the corporate level based on several factors including historical sales return activity and specific allowances for known customer returns.

15.	EMPLOYEE BENEFIT PLAN

All full-time employees who meet certain age and length of service requirements are eligible to participate in the Company’s 401(k) Plan. This plan provides for matching contributions by the Company in such amounts as the Board of Directors may annually determine, as well as a 401(k) option under which eligible participants may defer a portion of their salaries. The Company contributed a total of $64,000 and $102,000 to this employee benefit plan during the years ended December 31, 2017 and 2016, respectively.

16.	SUBSEQUENT EVENT

On January 30, 2018, the Compensation Committee of the Board of Directors of the Company modified the awards granted under the Charles & Colvard, Ltd. 2017 Senior Management Equity Incentive Program, or the 2017 Program, to reflect a 75% achievement level of the Company Measures, as defined in the 2017 Program. In addition, the Compensation Committee modified the awards from wholly restricted stock awards to awards consisting of 70% restricted stock and 30% cash in lieu of restricted stock. As a result, the Compensation Committee approved the following combined modified awards for the Company’s named executive officers: cash payments totaling approximately $109,000 and total combined restrictions lapsed on approximately 183,000 of the 300,000 total shares of the named executive officers’ original restricted stock awards. The remainder of the original awards of restricted stock was forfeited.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. During the three months ended December 31, 2017, we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In making the assessment of internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on that assessment and those criteria, management determined that our internal control over financial reporting was effective as of December 31, 2017.

Item 9B.	Other Information

Annual Meeting Date

In connection with the change in our fiscal year-end, our Board of Directors has scheduled our 2018 Annual Meeting of Shareholders, or the 2018 Annual Meeting, to be held on Thursday, November 8, 2018. The record date, time, and location of the 2018 Annual Meeting will be as set forth in our proxy statement for the 2018 Annual Meeting.

The 2018 Annual Meeting is being held more than 30 days after the anniversary of our most recent annual meeting of shareholders, which was held on May 17, 2017. As a result, we have set a new deadline for the receipt of any shareholder proposals submitted pursuant to Rule 14a-8 under the Exchange Act for inclusion in our proxy materials for the 2018 Annual Meeting. The new deadline for the submission of such shareholder proposals is the close of business on June 11, 2018.

In addition, if a shareholder desires to make a proposal from the floor during the 2018 Annual Meeting, even if such proposal is not to be included in our proxy statement, our Bylaws provide that the shareholder must deliver or mail timely written notice of the proposal, or the Shareholder Notice, to our Corporate Secretary. In accordance with the Bylaws, if the corresponding date on which notice of the annual meeting is sent to shareholders of record is delayed by more than 60 days from the one-year anniversary of the previous year’s annual meeting of shareholders, the Shareholder Notice to be timely must be received by the Corporate Secretary no earlier than the 90th day prior to such annual meeting and not later than the 60th day prior to such annual meeting. Accordingly, a Shareholder Notice will be considered timely if it is delivered or mailed to and received at our principal executive office between August 10, 2018 and September 9, 2018.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

Our Bylaws currently provide that the Board of Directors shall consist of not less than five nor more than 10 members and that at any time that it consists of nine or more members, the terms shall be staggered. The six members of the Board named below will continue to serve on the Board until the 2018 Annual Meeting of Shareholders or until his or her successor is elected and qualified, or until his or her death, resignation, removal, or disqualification or until there is a decrease in the number of directors. The age and a brief biographical description of each director nominee are set forth below.

Name	Age	Position(s) with Charles & Colvard, Ltd.	Director Since
Neal I. Goldman	73	Chairman of the Board	June 2014
Anne M. Butler	69	Director	June 2012
Benedetta Casamento	51	Director	May 2017
Jaqui Lividini	56	Director	August 2015
Suzanne Miglucci	57	Director, President and Chief Executive Officer	August 2015
Ollin B. Sykes	66	Director	May 2008

Neal I. Goldman has served as a director of our company since June 2014, as Executive Chairman of the Board from January 2015 until August 2017, and as Chairman of the Board since August 2017. Mr. Goldman has served as President of Goldman Capital Management, Inc., an investment advisory firm, since he founded the firm in 1985. Prior to that, Mr. Goldman was an analyst and portfolio manager at Shearson/American Express Inc. Mr. Goldman served on the Board of Directors of Blyth, Inc. (NYSE: BTH), a multi-channel company focused on the direct-to-consumer market, and includes in its portfolio two direct sales companies, PartyLite Gifts, Inc., or PartyLite, and ViSalus Sciences. Since August 2012, Mr. Goldman has served on the Board of Imageware Systems, Inc. (OTCQB: IWSY), a leading company in the emerging market for biometrically enabled software-based identity management solutions. Our Board has determined that Mr. Goldman’s extensive experience with the investment advisory industry, including his service as President of Goldman Capital Management, Inc., qualifies him to serve on the Board of Directors.

Anne M. Butler has served as a director of our company since June 2012. As a leading executive in the direct selling industry, Ms. Butler has successfully run global businesses for Avon Products, Inc., or Avon, Aloette Cosmetics, Mary Kay Cosmetics, Inc., or Mary Kay, and PartyLite. She currently serves as a Director of AdvoCare International. Ms. Butler started her career with Avon, where she held a variety of progressive assignments across marketing, sales, new market expansion, and new business development while serving as Director of Marketing in Spain, Vice President of Avon Fashions in Brazil, and as General Manager, Avon Fashions for Continental Europe. At Mary Kay, Ms. Butler served as President of the Western and Central Europe business and subsequently successfully expanded the European business at PartyLite where she advanced to President, PartyLite International. Ms. Butler was appointed Worldwide President of PartyLite in May 2007, a position she held until January 2012. Since then, Ms. Butler has served as CEO of Butler Advisors, a consulting firm specializing in strategic and operational advising to private equity, venture capital, and institutional investors on direct selling acquisitions and management. She also served on the Board of ViSalus Sciences, the weight loss and fitness direct sales subsidiary of Blyth, Inc. Our Board has determined that Ms. Butler’s leadership in several public companies, as well as her background in marketing and global operations, qualifies her to serve on the Board of Directors.

Benedetta Casamento has served as a director of our company since May 2017. Since August 2017, Ms. Casamento has served as a Retail Consultant to various businesses. Ms. Casamento previously served as Chairman and President of Allyke, Inc., an artificial intelligence company creating digital imagery insights for retail and other industries, from June 2016 to August 2017. From December 2014 to April 2016, she served as Chief Executive Officer of Calypso St. Barth, a luxury boutique retailer of women’s apparel and accessories. Prior to her role at Calypso St. Barth, Ms. Casamento served as Executive Vice President, Finance & Operations of The Talbots, Inc., or Talbots, a specialty retailer and direct marketer of women’s apparel, accessories, and shoes, from March 2009 to July 2012. Prior to joining Talbots, Ms. Casamento served in various leadership roles within Liz Claiborne Inc. from February 1999 to November 2008, culminating in her position as President of Liz Claiborne Brands. Ms. Casamento started her career at Saks Fifth Avenue. Our Board has determined that Ms. Casamento’s extensive fashion and retail experience, as well as her background in accounting and finance, qualifies her to serve on the Board of Directors.

Jaqui Lividini has served as a director of our company since August 2015. Ms. Lividini has served as Chief Executive Officer and Founding Partner of Lividini & Co., a brand strategy company that specializes in brand development and marketplace positioning, engagement marketing, and retail strategy, since May 2005. Previously, Ms. Lividini served as Senior Vice President Fashion Merchandising & Communications at Saks Fifth Avenue from May 1999 to August 2004. Ms. Lividini also serves as Chairman of the Board of Women In Need, Inc., a non-profit organization that provides housing, programs, and critical services to New York City’s homeless mothers and their children, and serves on the Board of Trustees of the Fashion Institute of Technology, an internationally recognized college for fashion, design, art, communications, and business. Our Board has determined that Ms. Lividini’s years of brand marketing experience in the fashion, retail, and luxury industries qualify her to serve on the Board of Directors.

Suzanne Miglucci has served as our President and Chief Executive Officer since December 2015 and as a director of our company since August 2015.  Prior to joining us, Ms. Miglucci served as Chief Marketing Officer of ChannelAdvisor Corporation, or ChannelAdvisor, an e-commerce software-as-a-service solution provider, from June 2012 to November 2015, where she oversaw marketing, product management, client services, and business operations. Prior to joining ChannelAdvisor, Ms. Miglucci served as Senior Director, Global Procurement Solution Marketing, at SAP, a worldwide leader of Enterprise Resource Planning solutions, from November 2010 to March 2012. Prior to her time at SAP, Ms. Miglucci served as a Strategic Marketing Consultant for Miglucci on Marketing, LLC, a marketing consultant company, from January 2010 to November 2010. Ms. Miglucci has also held executive positions at SciQuest, Inc., MicroMass Communications, and Arsenal Digital Solutions. Our Board has determined that Ms. Miglucci’s extensive marketing background working with public and private technology companies, particularly with global footprints, qualify her to serve on the Board of Directors.

Ollin B. Sykes has served as a director of our company since May 2008. Since 1984, he has served as the President of Sykes & Company, P.A., a regional accounting firm specializing in accounting, tax, and financial advisory services. Mr. Sykes earned his Bachelor of Science degree in accounting at Mars Hill College and is a Certified Public Accountant, a Certified Information Technology Professional, and a Certified Management Accountant. Mr. Sykes served as a director of Hampton Roads Bankshares, Inc. (Nasdaq: HMPR), a financial holding company operating in North Carolina, Maryland eastern shore, and Virginia, from December 2008 until December 31, 2010. He also served as a director of Bank of Hampton Roads, a wholly owned subsidiary of Hampton Roads Bankshares, Inc. from January 2011 to June 2017. Our Board has determined that Mr. Sykes’s background in accounting and finance and his accounting certifications qualify him to serve on the Board of Directors.

Executive Officers

Certain information regarding our executive officers is set forth below. Executive officers are appointed by the Board of Directors to hold office until their successors are duly appointed and qualified, or until their resignation, retirement, death, removal, or disqualification. Information regarding Ms. Miglucci is included in the director nominee profiles set forth above.

Name	Age	Title	Executive Officer Since
Suzanne Miglucci	57	President and Chief Executive Officer	December 2015
Clint J. Pete	56	Chief Financial Officer and Treasurer	December 2016
Don O’Connell	52	Chief Operating Officer and Senior Vice President, Supply Chain	May 2017

Clint J. Pete was appointed as our Chief Financial Officer on May 23, 2017. Mr. Pete previously served as our Interim Chief Financial Officer from December 2016 to May 2017 and as our Corporate Controller from June 2016 to December 2016. Prior to joining our company, Mr. Pete most recently served as Director of Business Planning for Oracle Corporation, a cloud application company, from June 2013 to May 2016.  Prior to his employment with Oracle Corporation, Mr. Pete served as Business Unit Controller, Global Signaling Solutions of Tekelec, a telecommunications company, from May 2011 to May 2013. At Tekelec, Mr. Pete also previously served as Global Revenue Controller. Prior to his employment with Tekelec, Mr. Pete served as Vice President of Finance and Controllers at Qualex Inc., a Kodak company. Before joining Qualex Inc., Mr. Pete held various management positions at Ernst & Young, LLP, an international public accounting firm. Mr. Pete holds a Bachelor of Business Administration degree in Accounting and Finance from Texas Tech University and is a Certified Public Accountant.

Don O’Connell was appointed as our Chief Operating Officer and Senior Vice President, Supply Chain on May 23, 2017. Mr. O’Connell previously served as our Senior Vice President, Supply Chain & Distribution from March 2016 to May 2017. Prior to joining our company, Mr. O’Connell served as Executive Vice President Operations & Global Jewelry Business Solutions at OFT Investment & Management Group, a fine jewelry solutions and services group, from February 2012 to March 2016. Prior to his employment with OFT Investment Management Group, Mr. O’Connell spent seven years with the Richline Group, LLC, a wholly owned subsidiary of Berkshire Hathaway, as Vice President, Operations & Procurement, both Foreign & Domestic. Prior to that, he was Vice President, Operations at Aurafin’s gem group division in Taramac, FL and La Paz, Bolivia as well as Vice President, Manufacturing & Contracting with OCON Enterprise.

Audit Committee and Audit Committee Financial Experts

The Board of Directors has a standing Audit Committee, which is currently composed of Mr. Sykes (Chairperson), Ms. Butler, Ms. Casamento, and Mr. Goldman. The Board of Directors has determined that Mr. Sykes, Ms. Casamento and Mr. Goldman are “audit committee financial experts” as defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC.

Codes of Conduct

The Board of Directors has adopted two separate codes of conduct: a Code of Ethics for Senior Financial Officers that applies to persons holding the offices of the Chief Executive Officer, Chief Financial Officer, Treasurer, and Principal Accounting Officer of our company, and a Code of Business Conduct and Ethics that applies to all of our officers, directors, agents, and representatives (including consultants, advisors, and independent contractors). Each code is available on our website at http://ir.charlesandcolvard.com/governance. We intend to satisfy the disclosure requirement regarding any material amendment to a provision of either code that applies to the Chief Executive Officer, Chief Financial Officer, Treasurer, and Principal Accounting Officer by posting such information on our website. Any amendments or waivers of either code for any executive officer or director must be approved by the Board and will be publicly disclosed either by posting such amendment or waiver on our website at http://ir.charlesandcolvard.com or by filing a Form 8-K with the SEC, along with the reasons for the waiver, if applicable.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and certain officers and persons who own more than 10% of our outstanding shares of common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. As a practical matter, we assist our directors and officers by completing and filing Section 16(a) reports on their behalf based on information they provide to us. Based solely on a review of the reports that were filed and written representations that such reports accurately reflect all reportable transactions and holdings, we believe that all forms required to be filed by Section 16(a) during 2017 were filed on a timely basis, except that Anne M. Butler, Jaqui Lividini, Neal I. Goldman, and Ollin B. Sykes, each a director of our company, failed to timely file a Form 4 with respect to one transaction, and Don O’Connell, our Chief Operating Officer and Senior Vice President, Supply Chain, failed to timely file a Form 4 with respect to two transactions.

Item 11.	Executive Compensation

The following tables and narrative discussion summarize the compensation we paid for services in all capacities rendered to us during the years ended December 31, 2017 and 2016 by our principal executive officer and all other “named executive officers” during fiscal 2017.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)		Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)		Total ($)
Suzanne Miglucci	2017	$335,000	$166,875	(2)	$-	$-		$18,261	(3)	$520,136
President and Chief Executive Officer	2016	347,885	136,500	(4)	-	-		17,691	(5)	502,076
Clint J. Pete	2017	221,696	83,438	(7)	52,315	14,028	(8)	4,187	(9)	375,664
Chief Financial Officer and Treasurer(6)	2016	99,718	-		14,047	-		-		113,765
Don O’Connell, Chief Operating Officer and Senior Vice President, Supply Chain(10)	2017	251,923	83,438	(11)	52,315	-		6,210	(12)	393,886

(1)
The amounts shown in these columns reflect the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification Topic 718, Compensation – Stock Compensation, or ASC Topic 718, of the restricted stock awards or option awards, as applicable, granted to each of our named executive officers. The assumptions made in determining these values are set forth in Note 11 to our consolidated financial statements.

(2)	Pursuant to ASC Topic 718, the aggregate grant date fair value of this performance-based award to Ms. Miglucci was $166,875 assuming that the highest level of performance conditions had been achieved.

(3)	Includes $18,261 of long-term disability insurance and life insurance premiums.

(4)	Pursuant to ASC Topic 718, the aggregate grant date fair value of this performance-based award to Ms. Miglucci was $136,500 assuming that the highest level of performance conditions had been achieved.

(5)	Includes $17,691 of long-term disability insurance and life insurance premiums.

(6)
Mr. Pete joined our company as Corporate Controller on June 6, 2016, was appointed as our Interim Chief Financial Officer effective December 2, 2016, and was appointed as our Chief Financial Officer effective May 23, 2017.

(7)	Pursuant to ASC Topic 718, the aggregate grant date fair value of this performance-based award to Mr. Pete was $83,438 assuming that the highest level of performance conditions had been achieved.

(8)	Mr. Pete was paid a cash bonus in recognition of his performance as our Corporate Controller in 2016 against pre-established performance measures before he became our principal financial officer.

(9)	Includes $4,187 of long-term disability insurance and life insurance premiums.

(10)
Mr. O’Connell joined our company as Senior Vice President, Supply Chain & Distribution on March 1, 2016 and was appointed as our Chief Operating Officer and Senior Vice President, Supply Chain effective May 23, 2017.

(11)	Pursuant to ASC Topic 718, the aggregate grant date fair value of this performance-based award to Mr. O’Connell was $83,438 assuming that the highest level of performance conditions had been achieved.

(12)	Includes $4,926 of 401(k) employer matching contributions and $1,284 of long-term disability insurance and life insurance premiums.

Agreements Involving Named Executive Officers

Suzanne Miglucci

In connection with Suzanne Miglucci’s appointment as President and Chief Executive Officer, we entered into an employment agreement with Ms. Miglucci, effective as of December 1, 2015, with a term of one year that renews automatically on an annual basis. Under the terms of the employment agreement, Ms. Miglucci received a signing bonus of $75,000 in December 2015 and received an initial annual base salary of $335,000. Ms. Miglucci also is entitled to receive such benefits as are made available to our other similarly-situated executive employees, including, but not limited to, life, medical, and disability insurance, as well as retirement benefits.

In addition, Ms. Miglucci received, on the effective date of the employment agreement, an initial stock option to purchase 300,000 shares of our common stock. The award vested over a two-year period, with 50% of the option award vesting on the grant date and an additional 25% of the option award vesting on each of the following two anniversaries of the grant date provided Ms. Miglucci remained continuously employed with us through each anniversary.

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

Clint J. Pete

In connection with Clint Pete’s appointment as Chief Financial Officer and Treasurer, we entered into an employment agreement with Mr. Pete, effective as of May 23, 2017, with a term of one year that renews automatically on an annual basis. Under the terms of the employment agreement, Mr. Pete received an initial annual base salary of $240,000. Mr. Pete also is entitled to receive such benefits as are made available to our other similarly-situated executive employees, including, but not limited to, life, medical, and disability insurance, as well as retirement benefits.

In addition, Mr. Pete received, on the effective date of the employment agreement, a stock option to purchase 100,000 shares of our common stock. The award vests over a three-year period, with 25% of the option award vesting six months after the grant date and an additional 25% of the option award vesting on each of the following three anniversaries of the grant date provided Mr. Pete remains continuously employed with us through each anniversary.

Pursuant to the employment agreement, if we experience a change of control (as defined in the employment agreement), and Mr. Pete’s employment is terminated within six months after such change of control by us without cause (as defined in the employment agreement) or by Mr. Pete for good reason (as defined in the employment agreement), Mr. Pete will continue to receive his base salary at the time of termination for a period of one year from such termination, so long as he complies with certain covenants in the employment agreement. In addition, Mr. Pete is entitled to receive six months of his base salary in the event we terminate him without cause not occurring within six months following a change of control or if the term of the employment agreement expires following our notice of non-renewal, so long as he complies with certain covenants in the employment agreement. We also agreed to accelerate the vesting of all outstanding unvested equity awards held by Mr. Pete upon the occurrence of a change of control or termination without cause not occurring within six months following a change of control, so long as he complies with certain covenants in the employment agreement. During Mr. Pete’s employment with us and for a period of one year following termination of his employment, Mr. Pete is prohibited from competing with us or attempting to solicit our customers or employees.

Don O’Connell

In connection with Don O’Connell’s appointment as Chief Operating Officer and Senior Vice President, Supply Chain, we entered into an employment agreement with Mr. O’Connell, effective as of May 23, 2017, with a term of one year that renews automatically on an annual basis. Under the terms of the employment agreement, Mr. O’Connell received an initial annual base salary of $275,000. Mr. O’Connell also is entitled to receive such benefits as are made available to our other similarly-situated executive employees, including, but not limited to, life, medical, and disability insurance, as well as retirement benefits.

In addition, Mr. O’Connell received, on the effective date of the employment agreement, a stock option to purchase 100,000 shares of our common stock. The award vests over a three-year period, with 25% of the option award vesting six months after the grant date and an additional 25% of the option award vesting on each of the following three anniversaries of the grant date provided Mr. O’Connell remains continuously employed with us through each anniversary.

Pursuant to the employment agreement, if we experience a change of control (as defined in the employment agreement), and Mr. O’Connell’s employment is terminated within six months after such change of control by us without cause (as defined in the employment agreement) or by Mr. O’Connell for good reason (as defined in the employment agreement), Mr. O’Connell will continue to receive his base salary at the time of termination for a period of one year from such termination, so long as he complies with certain covenants in the employment agreement. In addition, Mr. O’Connell is entitled to receive six months of his base salary in the event we terminate him without cause not occurring within six months following a change of control or if the term of the employment agreement expires following our notice of non-renewal, so long as he complies with certain covenants in the employment agreement. We also agreed to accelerate the vesting of all outstanding unvested equity awards held by Mr. O’Connell upon the occurrence of a change of control or termination without cause not occurring within six months following a change of control, so long as he complies with certain covenants in the employment agreement. During Mr. O’Connell’s employment with us and for a period of one year following termination of his employment, Mr. O’Connell is prohibited from competing with us or attempting to solicit our customers or employees.

Termination and Change of Control Arrangements

As discussed above in “Agreements Involving Named Executive Officers,” we have entered into agreements with certain of our named executive officers that provide for payments and benefits under specified circumstances to such named executive officers upon termination of employment and/or if we experience a change of control. In addition, the Charles & Colvard, Ltd. 2008 Stock Incentive Plan, as amended, or the 2008 Plan, provides for adjustments to or accelerated vesting of equity awards under specified circumstances, as described below.

The 2008 Plan provides that, in the event of a change of control of our company (as defined in the 2008 Plan), the Compensation Committee (taking into account any Internal Revenue Code Section 409A considerations) has sole discretion to determine the effect, if any, on an award, including, but not limited to, the vesting, earning, and/or exercisability of an award. The Compensation Committee’s discretion includes, but is not limited to, the determination that an award will vest, be earned, or become exercisable in whole or in part (and discretion to determine that exercise of an award must occur, if at all, within time period(s) specified by the Compensation Committee, after which time period(s) the award will, unless the Compensation Committee determines otherwise, terminate), will be assumed or substituted for another award, will be cancelled without the payment of consideration, will be cancelled in exchange for a cash payment or other consideration, and/or that other actions (or no action) will be taken with respect to the award. The Compensation Committee also has discretion to determine that acceleration or any other effect of a change of control on an award will be subject to both the occurrence of a change of control event and termination of employment or service of the participant. Any such determination of the Compensation Committee may be, but is not required to be, stated in an individual award agreement.

2017 Senior Management Equity Incentive Program

On February 23, 2017, the Compensation Committee approved the Charles & Colvard, Ltd. 2017 Senior Management Equity Incentive Program, or the 2017 Program, with effect as of January 1, 2017. The 2017 Program supersedes and replaces all prior management incentive plans or programs.

The 2017 Program provides a long-term incentive opportunity for our executive officers and vice presidents, or the Eligible Employees, through grants of restricted stock awards with both performance and service measures. Achievement of an Eligible Employee’s performance measures will be measured by the Compensation Committee as follows: (i) 50% of each restricted stock award will be based on the achievement of shared company goals regarding revenue, EBITDA, and departmental budgets, or the Company Measures, and (ii) 50% of each restricted stock award will be based on the achievement of individual performance goals, or the Personal Measures, both for the period from January 1, 2017 to December 31, 2017. We must achieve 100% of the Company Measures in order for 50% vesting of the restricted stock award. For the remaining 50% vesting of the restricted stock award, an Eligible Employee may achieve from 0% to 100% of his or her Personal Measures, and 50% of the amount of his or her restricted stock award will be reduced by any performance that is measured below 100% accordingly. If certain EBITDA or revenue thresholds are not achieved, 100% of the restricted stock awards will be forfeited. The Personal Measures and Company Measures are determined by the Compensation Committee and may be modified by the Compensation Committee to reflect certain types of events as permitted by the 2008 Plan. In addition, an Eligible Employee must remain in continuous service until February 23, 2018 for restrictions to fully lapse.

Under the 2017 Program, the Compensation Committee granted the Chief Executive Officer 150,000 shares of restricted stock, each of the Chief Financial Officer and the Senior Vice President, Supply Chain & Distribution 75,000 shares of restricted stock, and each Vice President 35,000 shares of restricted stock. The 2017 Program also provides the Compensation Committee discretion to make additional equity compensation awards above the target award level in recognition of extraordinary performance. All awards granted pursuant to the 2017 Program are issued under and pursuant to the 2008 Plan and subject to the terms of our standard performance-based restricted stock award agreement.

On January 30, 2018, the Compensation Committee reviewed preliminary 2017 corporate performance and determined the achievement levels of the performance goals under the 2017 Program. The Compensation Committee exercised its discretion, as permitted by the 2017 Program, to deem the threshold level to have been achieved, even though the Company’s shared revenue goal was not achieved at the stretch threshold level due to a mid-year shift in focus towards financial profitability. The Compensation Committee modified the awards granted under the 2017 Program to reflect a 75% achievement level of the Company Measures. In addition, the Compensation Committee modified the awards from wholly restricted stock awards to awards consisting of 70% restricted stock and 30% cash in lieu of restricted stock. As a result, the Compensation Committee approved the following modified awards for our named executive officers: (i) Suzanne Miglucci received a cash payment of $55,125 and restrictions lapsed on 91,875 of the 150,000 shares of her original restricted stock award; (ii) Clint Pete received a cash payment of $26,750 and restrictions lapsed on 44,642 of the 75,000 shares of his original restricted stock award; and (iii) Don O’Connell received a cash payment of $27,500 and restrictions lapsed on 45,982 of the 75,000 shares of his original restricted stock award. The remainder of the original awards of restricted stock was forfeited.

Outstanding Equity Awards at 2017 Fiscal Year-End

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)(1)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)(1)
Suzanne Miglucci	8/18/2015	30,991	-		$1.21	8/18/2025
	12/1/2015	300,000	-		1.21	12/1/2025
	2/23/2017								150,000	(2)	202,500

Clint J. Pete	8/23/2016	5,000	15,000	(3)	1.29	8/23/2026
	2/23/2017								75,000	(2)	101,250
	5/23/2017	25,000	75,000	(4)		5/23/2027

Don O’Connell	3/15/2016	25,000	25,000	(5)		3/15/2026
	2/23/2017								75,000	(2)	101,250
	5/23/2017	25,000	75,000	(4)		5/23/2027

(1)	The market value of shares that have not vested is based on a price of $1.35 per share (the closing price of our common stock as reported by Nasdaq on December 29, 2017).

(2)
The restrictions on the stock award lapse on February 23, 2018, subject to achievement of performance goals and to the officer’s continued service to our company as of such date. The level of achievement of the performance goals under the 2017 Program as determined by the Compensation Committee is discussed above under the heading “2017 Senior Management Equity Incentive Program.”

(3)	This option award vests in four equal installments on August 23, 2017, June 6, 2018, June 6, 2019, and June 6, 2020, subject to the officer’s continued service to our company as of such dates.

(4)	This option award vests in four equal installments on November 23, 2017, May 23, 2018, May 23, 2019, and May 23, 2020, subject to the officer’s continued service to our company as of such dates.

(5)
This option award vests in four equal installments on each of the grant date, March 1, 2017, March 1, 2018, and March 1, 2019, subject to the officer’s continued service to our company as of such dates.

Cash Compensation and Value of Vesting Equity Table

The following table shows the actual cash compensation and value of vesting equity received for the years ended December 31, 2017 and 2016 by our named executive officers. We believe that this table is important in order to distinguish between the actual cash and vested value received by each named executive officer as opposed to the grant date fair value of equity awards as shown in the Summary Compensation Table.

Name and Principal Position	Year	Realized Salary ($)	Realized Stock Awards ($)(1)	Realized Option Awards ($)(1)	Realized Non- Equity Incentive Plan Compensation ($)(1)		All Other Compensation ($)		Total ($)
Suzanne Miglucci	2017	$335,000	$71,550	$-	$-		$18,261	(2)	$424,811
President and Chief Executive Officer	2016	347,885	-	-	-		17,691	(3)	365,576
Clint J. Pete	2017	221,696	-	-	14,028	(5)	4,187	(6)	239,911
Chief Financial Officer and Treasurer(4)	2016	99,718	-	-	-		-		99,718
Don O’Connell	2017	251,923	15,582	-	-		6,210	(8)	273,715
Chief Operating Officer and Senior Vice President, Supply Chain(7)

(1)
Reflects the value of restricted stock awards and option awards, respectively, that vested in fiscal 2017 (regardless of when granted). The value of realized stock awards reflects the price of our common stock on each vesting date, and the value of realized option awards reflects the difference between the exercise price of the option awards and the price of our common stock on each vesting date. The realized stock and option award amounts exclude any potential value that may be realized from vesting or any change in our company’s stock price after each vesting date (including any future value of “underwater” option awards that may become “in-the-money” after each vesting date).

(2)	Includes $18,261 of long-term disability insurance and life insurance premiums.

(3)	Includes $17,691 of long-term disability insurance and life insurance premiums.

(4)
Mr. Pete joined our company as Corporate Controller on June 6, 2016, was appointed as our Interim Chief Financial Officer effective December 2, 2016, and was appointed as our Chief Financial Officer effective May 23, 2017.

(5)	Mr. Pete was paid a cash bonus in recognition of his performance as our Corporate Controller in 2016 against pre-established performance measures before he became our principal financial officer.

(6)	Includes $4,187 of long-term disability insurance and life insurance premiums.

(7)
Mr. O’Connell joined our company as Senior Vice President, Supply Chain & Distribution on March 1, 2016 and was appointed as our Chief Operating Officer and Senior Vice President, Supply Chain effective May 23, 2017.

(8)	Includes $4,926 of 401(k) employer matching contributions and $1,284 of long-term disability insurance and life insurance premiums.

Developments for 2018 Compensation

On January 30, 2018, the Compensation Committee approved the Charles & Colvard, Ltd. 2018 Senior Management Equity Incentive Program, or the 2018 Program, with effect as of January 1, 2018. The 2018 Program supersedes and replaces all prior management incentive plans or programs.

The 2018 Program provides an incentive opportunity for our executive officers and vice presidents, other than the Senior Vice President of Sales and Vice Presidents of Sales, or the 2018 Eligible Employees, through the grant of an award, with both performance and service measures, or the Award, consisting of (i) a restricted stock award representing 70% of the Award’s value, or the Restricted Stock Component, and (ii) a cash bonus award representing 30% of the Award’s value, or the Cash Component. The value of Awards is expressed in “Share Equivalents,” which is the number of shares of the Company’s restricted stock that would be granted pursuant to each Award if the Restricted Stock Component equaled 100% of the Award.

Achievement of a 2018 Eligible Employee’s performance measures will be measured by the Compensation Committee as follows: (i) 70% of each Award will be based on the achievement of a shared Company goal regarding revenue, or the Revenue Measure, (ii) 10% of each Award will be based on the achievement of a shared Company goal regarding EBITDA, or, together with the Revenue Measure, the Company Measures, and (iii) 20% of each Award will be based on the achievement of individual performance goals, or the Personal Measures, all for the period from January 1, 2018 to June 30, 2018, reflecting the previously disclosed change in the our fiscal year. If we do not achieve 80% of the Revenue Measure, the Restricted Stock Component of each Award will be forfeited and the Cash Component of each Award will not be paid. We must achieve at least 90% of the Revenue Measure in order for the portion of the Award attributed to the Company Measures to be vested/paid, as applicable.  Achievement on a sliding scale from 90% to 120% of the Revenue Measure will result in payment ranging from 75% to 140% of the portion of the Award attributed to the Revenue Measure. 2018 Eligible Employees may achieve from 0% to 100% of his or her Personal Measures. The Restricted Stock Component and Cash Component of each Award will be reduced proportionately by any performance that is measured below 100% accordingly. The Personal Measures and Company Measures are determined by the Compensation Committee and may be modified by the Compensation Committee to reflect certain types of events as permitted by the 2008 Plan. In addition, a 2018 Eligible Employee must remain in continuous service until July 31, 2018 for restrictions to fully lapse on the Restricted Stock Component and for the Cash Component to be paid.

Under the 2018 Program, the Compensation Committee has granted the Chief Executive Officer 75,000 Share Equivalents, the Chief Financial Officer and Chief Operating Officer 37,500 Share Equivalents, and each eligible Vice President 17,500 Share Equivalents. The 2018 Program also provides the Compensation Committee discretion to make additional Awards above the targeted award level in recognition of extraordinary performance. The Restricted Stock Component of all Awards granted pursuant to the 2018 Program is issued under and pursuant to the 2008 Plan and subject to the terms of our standard performance-based restricted stock award agreement.

2017 DIRECTOR COMPENSATION

The following table and narrative discussion summarize the compensation paid to our non-employee directors during the year ended December 31, 2017. None of our directors are party to any agreement or arrangement with a third party relating to compensation or other payment in connection with their candidacy or service as a director.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Neal I. Goldman	$50,000	$57,111	$-	$107,111
Anne M. Butler	42,500	27,108	-	69,608
Benedetta Casamento(2)	11,827	27,066	-	38,893
Jaqui Lividini	35,000	27,108	-	62,108
Ollin B. Sykes	50,000	27,108	-	77,108

(1)
The amounts shown in this column reflect the aggregate grant date fair values computed in accordance with FASB ASC Topic 718 of the option awards granted to each of our directors. The assumptions made in determining these values are set forth in Note 11 to our consolidated financial statements. As of December 31, 2017, the aggregate number of shares that were subject to option awards outstanding for each director was as follows: Mr. Goldman, 332,002; Ms. Butler, 137,505; Ms. Casamento: 58,139; Ms. Lividini, 132,000; and Mr. Sykes, 137,505.

(2)	Ms. Casamento was appointed to the Board of Directors on May 30, 2017.

Director Compensation Policy

From January 1, 2016 until September 30, 2017, our director compensation policy provided that each designated non-management member of the Board would receive (i) an annual retainer of $30,000 to be paid in four quarterly installments in arrears, to be pro-rated as applicable; (ii) upon appointment to the Board to fill a vacancy, a stock option grant with a grant date value determined by the Board as appropriate considering the time remaining before re-election; and (iii) a stock option grant upon annual re-election as a director with a grant date value of $50,000, except for the Executive Chairperson, who would receive a stock option grant with a grant date value of $55,000.  Additionally, certain specific members of the Board would receive additional annual retainers, paid in four quarterly installments in arrears, pro-rated as applicable, in the following amounts: (i) the Executive Chairperson would receive $50,000, (ii) the Chairperson of the Audit Committee would receive $15,000, (iii) the Chairperson of the Compensation Committee and Nominating and Governance Committee would receive $7,500, and (iv) Board committee members (excluding the committee chairperson and Executive Chairperson of the Board) would receive $5,000.  On January 1 of each year, the Executive Chairperson would receive an additional stock option award with a grant date value of $50,000. Directors would not receive a fee for each Board or committee meeting, whether or not such meeting is in person or telephonic. Members of the Board would only receive retainers for serving as a member (including chairperson) of two Board committees.

On September 12, 2017, our Board adopted a revised director compensation policy, effective as of October 1, 2017, which provides that each designated non-management member of the Board will receive (i) an annual retainer of $30,000 to be paid in four quarterly installments in arrears, to be pro-rated as applicable; (ii) upon appointment to the Board to fill a vacancy, a stock option grant with a grant date value determined by the Board as appropriate considering the time remaining before re-election; and (iii) a stock option grant upon annual re-election as a director with a grant date value of $50,000, except for the Chairperson, who will receive a stock option grant with a grant date value of $55,000.  Additionally, certain specific members of the Board will receive additional annual retainers, paid in four quarterly installments in arrears, pro-rated as applicable, in the following amounts: (i) the Chairperson will receive $40,000, in lieu of the $30,000 annual retainer paid to other members of the Board, (ii) the Chairperson of the Audit Committee will receive $15,000, (iii) the Chairperson of the Compensation Committee and Nominating and Governance Committee will receive $7,500, and (iv) Board committee members (excluding the committee chairperson) will receive $5,000.  Directors will not receive a fee for each Board or committee meeting, whether or not such meeting is in person or telephonic. Members of the Board may only receive retainers for serving as a member (including chairperson) of two Board committees.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information as of December 31, 2017 with respect to compensation plans (including any individual compensation arrangements) under which our equity securities are authorized for issuance.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)		(b) Weighted- average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
Equity compensation plans approved by security holders	2,227,265	(2)	$1.35	2,712,728	(3)

Equity compensation plans not approved by security holders	-		$-	-

Total	2,227,265		$1.35	2,712,728

(1)	Refers to shares of our company’s common stock.

(2)	Includes shares issuable upon exercise of outstanding stock options under the 2008 Plan.

(3)	Includes shares remaining for future issuance under the 2008 Plan, all of which are available for issuance in the form of restricted stock or other stock-based awards.

SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

The following table sets forth information with respect to the beneficial ownership of common stock as of February 28, 2018 by (i) each person known by us to own beneficially more than five percent of our company’s outstanding shares of common stock; (ii) each director and director nominee of our company; (iii) each named executive officer of our company; and (iv) all current directors and executive officers as a group. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, to our knowledge, each shareholder named in the table has sole voting and investment power with respect to the shares set forth opposite such shareholder’s name.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percent of Class
Goldman Capital Management Inc.(3)	1,092,783	5.1%
767 Third Ave.
New York, NY 10017
Neal I. Goldman(4)	2,001,081	9.3
Ollin B. Sykes(5)	1,535,107	7.1
Suzanne Miglucci(6)	581,875	2.7
Anne M. Butler(7)	442,946	2.1
Benedetta Casamento	20,600	*
Jaqui Lividini(8)	76,445	*
Clint J. Pete(9)	142,642	*
Don O’Connell(10)	193,596	*
Directors and Executive Officers as a Group (8 persons)(11)	4,994,292	23.1

*	Indicates less than one percent

(1)	Unless otherwise indicated, the address of each person is 170 Southport Drive, Morrisville, North Carolina 27560.

(2)
Based upon 21,575,673 shares of common stock outstanding on February 28, 2018. The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Exchange Act and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares as to which the person has sole or shared voting power or investment power and also any shares that the person has the right to acquire within 60 days of February 28, 2018 through the exercise of any stock options or other rights. Any shares that a person has the right to acquire within 60 days are deemed to be outstanding for the purpose of computing the percentage ownership of such person but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Neal I. Goldman, our Chairman, is the President of Goldman Capital Management Inc., and consequently he may be deemed to be the beneficial owner of shares held by Goldman Capital Management Inc.

(4)
Includes (i) 270,891 shares subject to options exercisable within 60 days of February 28, 2018 and (ii) 1,092,783 shares held by Goldman Capital Management Inc. as described in footnote 3 above, over which Mr. Goldman has shared voting and investment power, 120,000 of which shares are held through Mr. Goldman’s IRA, and 517,407 of which shares are owned by Mr. Goldman.

(5)
Includes (i) 35,787 shares owned by Mr. Sykes’s spouse, over which Mr. Sykes has shared voting and investment power; (ii) 918 shares held by Sykesco Investment Partners, over which Mr. Sykes has shared voting and investment power; (iii) 137,505 shares subject to options exercisable within 60 days of February 28, 2018; (iv) 745,818 shares held by the Sykes & Company Profit Sharing Plan and Trust, of which Mr. Sykes is the trustee; and (v) 615,079 shares held in Mr. Sykes’s margin account.

(6)
Includes (i) 421,875 shares subject to options exercisable within 60 days of February 28, 2018 and (ii) 75,000 shares held by Ms. Miglucci pursuant to a restricted stock award as to which restrictions had not lapsed as of February 28, 2018.

(7)
Includes (i) 81,950 shares subject to options exercisable within 60 days of February 28, 2018 and (ii) 360,996 shares jointly owned with Ms. Butler’s spouse, over which Ms. Butler has shared voting and investment power.

(8)	Includes 76,445 shares subject to options exercisable within 60 days of February 28, 2018.

(9)
Includes (i) 99,642 shares subject to options exercisable within 60 days of February 28, 2018 and (ii) 37,500 shares held by Mr. Pete pursuant to a restricted stock award as to which restrictions had not lapsed as of February 28, 2018.

(10)
Includes (i) 60,114 shares jointly owned with Mr. O’Connell’s spouse, over which Mr. O’Connell has shared voting and investment power, (ii) 95,982 shares subject to options exercisable within 60 days of February 28, 2018, and (iii) 37,500 shares held by Mr. O’Connell pursuant to a restricted stock award as to which restrictions had not lapsed as of February 28, 2018.

(11)
For all current directors and executive officers as a group, includes a total of 1,184,290 shares subject to options exercisable within 60 days of February 28, 2018 and 150,000 shares held pursuant to restricted stock awards as to which restrictions had not lapsed as of February 28, 2018.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Transactions

Since January 1, 2016, we have not been a participant in or a party to any related person transactions requiring disclosure under the SEC’s rules.

Independent Directors

In accordance with the listing rules of The Nasdaq Stock Market LLC (“Nasdaq”), our Board of Directors must consist of a majority of “independent directors,” as determined in accordance with Nasdaq Rule 5605(a)(2). The Board has determined that current directors Ms. Butler, Ms. Casamento, Mr. Goldman, Ms. Lividini, and Mr. Sykes are independent directors in accordance with applicable Nasdaq listing rules. The Board performed a review to determine the independence of its members and made a subjective determination as to each member that no transactions, relationships, or arrangements exist that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director of our company. In making these determinations, the Board reviewed the information provided by the directors with regard to each individual’s business and personal activities as they may relate to us and our management. In addition, the Board has determined that each of the members of the Audit Committee is an independent director in accordance with applicable Nasdaq listing rules and the additional independence rules for audit committee members promulgated by the SEC.

Item 14.	Principal Accounting Fees and Services

For the fiscal years ended December 31, 2016 and 2017, fees billed for services provided by BDO USA, LLP are as follows:

	Amount of Fees
Type of Service	2016	2017
Audit fees	$159,000	$152,000
Audit-Related Fees	-	-
Tax Fees	19,000	23,000
All Other Fees	-	-
Total	$178,000	$175,000

Audit Fees. This category includes fees billed for the fiscal years shown for professional services for the audit of our annual financial statements, review of financial statements included in our quarterly reports on Form 10-Q, and services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements for the relevant fiscal years.

Audit-Related Fees. This category includes fees billed in the fiscal years shown for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the category “Audit Fees.” There were no “Audit-Related Fees” billed to us in 2016 or 2017.

Tax Fees. This category includes fees billed in the fiscal years shown for professional services for tax compliance, tax advice, and tax planning.

All Other Fees. This category includes fees billed in the fiscal years shown for products and services provided by the principal accountant that are not reported in any other category. There were no “All Other Fees” billed to us in 2016 or 2017.

The Board has adopted an Audit Committee Pre-Approval Policy. Pursuant to the Pre-Approval Policy, all new projects (and fees) relating to our independent registered public accounting firm either must be authorized in advance under the general pre-approval guidelines set forth in the Pre-Approval Policy or specifically approved in advance by the full Audit Committee. General pre-approval under the policy is provided for 12 months (unless the Audit Committee specifically provides for a different period as will be the case with respect to the six-month period resulting from our change in fiscal year-end), is limited to certain projects listed in the policy, and is subject to meeting a specific budget for each project, which budget is contained in the policy. Any project that falls within the scope of the general pre-approval guidelines but exceeds the budgetary limit up to $10,000 may be approved by the Chairperson of the Audit Committee or his or her designee, while all other projects must be specifically approved by the full Audit Committee. There were no new projects authorized in 2017.

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

10.1
Exclusive Supply Agreement, dated as of December 12, 2014, by and among Charles & Colvard, Ltd., Cree, Inc. and, solely for purposes of Section 6(c) of the Exclusive Supply Agreement, Charles & Colvard Direct, LLC and moissanite.com, LLC (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on December 16, 2014)*

10.2
Credit and Security Agreement, dated as of June 25, 2014, by and among Charles & Colvard, Ltd., Charles & Colvard Direct, LLC, moissanite.com, LLC, and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on June 30, 2014)

10.3
First Amendment to Credit and Security Agreement, dated as of September 16, 2014, by and among Charles & Colvard, Ltd., Charles & Colvard Direct, LLC, Moissanite.com, LLC, and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014)

10.4
Second Amendment to Credit and Security Agreement, dated as of December 12, 2014, by and among Charles & Colvard, Ltd., Charles & Colvard Direct, LLC, Moissanite.com, LLC, and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K, as filed with the SEC on December 16, 2014)

10.5
Third Amendment to Credit and Security Agreement and Other Loan Documents, dated as of September 23, 2016, by and among Charles & Colvard, Ltd., Charles & Colvard Direct, LLC, Moissanite.com, LLC, to be known as charlesandcolvard.com, LLC, and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016)

10.6
Fourth Amendment to Credit and Security Agreement, dated as of June 22, 2017, by and among Charles & Colvard, Ltd., Charles & Colvard Direct, LLC, charlesandcolvard.com, LLC (formerly known as Moissanite.com, LLC) and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on June 26, 2017)

10.7
Intercreditor Agreement, dated as of December 12, 2014, by and among Charles & Colvard, Ltd., Charles & Colvard Direct, LLC, Moissanite.com, LLC, Cree, Inc., and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on December 16, 2014)

10.8
Lease Agreement, dated December 9, 2013, between Charles & Colvard, Ltd. and Southport Business Park Limited Partnership (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on December 12, 2013)*

10.9
First Amendment to Lease, dated December 23, 2013, between Charles & Colvard, Ltd. and Southport Business Park Limited Partnership (incorporated herein by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 31, 2013)

10.10
Second Amendment to Lease, dated April 15, 2014, between Charles & Colvard, Ltd. and Southport Business Park Limited Partnership (incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014)

10.11	Board Compensation Program, effective January 1, 2016 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on September 10, 2015)+

10.12	Board Compensation Program, effective October 1, 2017 (incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)+

10.13	Charles & Colvard, Ltd. 2008 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on May 20, 2016)+

10.14
Form of Restricted Stock Award Agreement under the Charles & Colvard, Ltd. 2008 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.115 to our Current Report on Form 8-K, as filed with the SEC on June 2, 2008)+

10.15
Form of Employee Incentive Stock Option Agreement under the Charles & Colvard, Ltd. 2008 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.117 to our Current Report on Form 8-K, as filed with the SEC on June 2, 2008)+

10.16
Form of Employee Nonqualified Stock Option Agreement under the Charles & Colvard, Ltd. 2008 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.118 to our Current Report on Form 8-K, as filed with the SEC on June 2, 2008)+

10.17
Form of Director Nonqualified Stock Option Agreement under the Charles & Colvard, Ltd. 2008 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.119 to our Current Report on Form 8-K, as filed with the SEC on June 2, 2008)+

10.18
Form of Director Nonqualified Stock Option Agreement under the Charles & Colvard, Ltd. 2008 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.28 to our Annual Report on Form 10-K for the year ended December 31, 2013)+

10.19
Form of Employee Nonqualified Stock Option Agreement pursuant to the Charles & Colvard, Ltd. Long-Term Incentive Program (incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K, as filed with the SEC on April 21, 2014)+

10.20
Form of Restricted Stock Award Agreement (Performance-Based) under the Charles & Colvard, Ltd. 2008 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K, as filed with the SEC on March 23, 2015)+

10.21
Charles & Colvard, Ltd. 2016 Senior Management Equity Incentive Program, effective January 1, 2016 (incorporated herein by reference to Exhibit 10.42 to our Annual Report on Form 10-K for the year ended December 31, 2015)+

10.22
Charles & Colvard, Ltd. 2017 Senior Management Equity Incentive Program, effective January 1, 2017 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on February 24, 2017)+

10.23
Charles & Colvard, Ltd. 2018 Senior Management Equity Incentive Program, effective January 1, 2018 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on February 1, 2018)+

10.24	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.109 to our Current Report on Form 8-K, as filed with the SEC on December 10, 2007)+

10.25
Separation of Employment Agreement, dated March 9, 2017, between Charles & Colvard, Ltd., and Steve Larkin (incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)+

10.26
Employment Agreement, dated December 1, 2015, by between Charles & Colvard, Ltd. and Suzanne Miglucci (incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)+

10.27
Employment Agreement, dated May 23, 2017, by and between Charles & Colvard, Ltd. and Clint J. Pete (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on May 24, 2017)+

10.28
Employment Agreement, dated May 23, 2017, by and between Charles & Colvard, Ltd. and Don O’Connell (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on May 24, 2017)+

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

101
The following materials from Charles & Colvard, Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2017 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

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

CHARLES & COLVARD, LTD.

	By:	/s/ Suzanne Miglucci
March 8, 2018		Suzanne Miglucci
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	By:	/s/ Suzanne Miglucci
March 8, 2018		Suzanne Miglucci
Director, President and Chief Executive Officer

	By:	/s/ Clint J. Pete
March 8, 2018		Clint J. Pete
Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

	By:	/s/ Neal I. Goldman
March 8, 2018		Neal I. Goldman
Chairman of the Board of Directors

	By:	/s/ Anne M. Butler
March 8, 2018		Anne M. Butler
Director

	By:	/s/ Benedetta Casamento
March 8, 2018		Benedetta Casamento
Director

	By:	/s/ Jaqui Lividini
March 8, 2018		Jaqui Lividini
Director

	By:	/s/ Ollin B. Sykes
March 8, 2018		Ollin B. Sykes
Director