Form 10-Q
period 2018-03-31
CHARLES & COLVARD LTD
filed 2018-05-09
CIK 1015155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

As of May 3, 2018, there were 21,575,673 shares of the registrant’s common stock, no par value per share, outstanding.

CHARLES & COLVARD, LTD.

FORM 10-Q
For the Quarterly Period Ended March 31, 2018

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018 (unaudited)	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$4,494,729	$4,594,007
Accounts receivable, net	2,536,377	3,377,451
Inventory, net	10,932,050	11,208,658
Prepaid expenses and other assets	771,034	969,857
Total current assets	18,734,190	20,149,973
Long-term assets:
Inventory, net	20,010,266	19,764,959
Property and equipment, net	1,189,871	1,242,200
Intangible assets, net	15,367	8,597
Other assets	63,626	64,978
Total long-term assets	21,279,130	21,080,734
TOTAL ASSETS	$40,013,320	$41,230,707

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,971,232	$4,466,163
Accrued expenses and other liabilities	668,614	980,800
Total current liabilities	4,639,846	5,446,963
Long-term liabilities:
Deferred rent	428,985	463,526
Accrued income taxes	466,359	461,592
Total long-term liabilities	895,344	925,118
Total liabilities	5,535,190	6,372,081
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock, no par value; 50,000,000 shares authorized; 21,575,673 and 21,580,102 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	54,243,816	54,243,816
Additional paid-in capital	14,923,996	14,726,438
Accumulated deficit	(34,689,682)	(34,111,628)
Total shareholders’ equity	34,478,130	34,858,626
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$40,013,320	$41,230,707

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2018	2017
Net sales	$6,762,750	$5,645,382
Costs and expenses:
Cost of goods sold	4,115,548	3,220,615
Sales and marketing	1,865,940	1,915,335
General and administrative	1,354,410	1,054,171
Research and development	-	819
Total costs and expenses	7,335,898	6,190,940
Loss from operations	(573,148)	(545,558)
Other expense:
Interest expense	(139)	-
Total other expense	(139)	-
Loss before income taxes	(573,287)	(545,558)
Income tax expense	(4,767)	(14,088)
Net loss	$(578,054)	$(559,646)

Net loss per common share:
Basic	$(0.03)	$(0.03)
Diluted	$(0.03)	$(0.03)

Weighted average number of shares used in computing net loss per common share:
Basic	21,371,416	21,118,335
Diluted	21,371,416	21,118,335

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(578,054)	$(559,646)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	123,123	107,656
Stock-based compensation	197,558	32,293
Provision for uncollectible accounts	(11,000)	9,000
Provision for sales returns	67,000	80,000
Provision for inventory reserves	(248,000)	(266,000)
Provision for accounts receivable discounts	33,520	-
Changes in assets and liabilities:
Accounts receivable	751,554	471,140
Inventory	279,301	(528,145)
Prepaid expenses and other assets, net	200,175	64,866
Accounts payable	(494,931)	(76,486)
Deferred rent	(34,541)	(30,476)
Accrued income taxes	4,767	14,088
Accrued expenses and other liabilities	(312,186)	82,969
Net cash used in operating activities	(21,714)	(598,741)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(69,710)	(197,953)
Intangible assets	(7,854)	(992)
Net cash used in investing activities	(77,564)	(198,945)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(99,278)	(797,686)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,594,007	7,427,273
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,494,729	$6,629,587

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$139	$-

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	DESCRIPTION OF BUSINESS

Charles & Colvard, Ltd. (the “Company”), a North Carolina corporation founded in 1995, manufactures, markets, and distributes Charles & Colvard Created Moissanite® (hereinafter referred to as moissanite or moissanite jewels) and finished jewelry featuring moissanite for sale in the worldwide jewelry market. Moissanite, also known by its chemical name silicon carbide (“SiC”), is a rare mineral first discovered in a meteorite crater. Because naturally occurring SiC crystals are too small for commercial use, larger crystals must be grown in a laboratory. The Company sells loose moissanite jewels and finished jewelry at wholesale prices to distributors, manufacturers, retailers, television shopping networks, and designers, including some of the largest distributors and jewelry manufacturers in the world. The Company’s finished jewelry and loose moissanite jewels that are mounted into fine jewelry by other manufacturers are sold at retail outlets and via the Internet. The Company sells at retail prices to end consumers through its wholly owned operating subsidiary, charlesandcolvard.com, LLC, third-party online marketplaces, drop-ship, and other pure-play, exclusively e-commerce outlets.

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation - The accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, the unaudited statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the six-month transition period ending June 30, 2018.

The condensed consolidated financial statements as of and for the three months ended March 31, 2018 and 2017 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of December 31, 2017 is derived from the audited financial statements as of that date. The accompanying statements should be read in conjunction with the audited financial statements and related notes, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 9, 2018 (the “2017 Annual Report”).

The accompanying condensed consolidated financial statements as of and for the three months ended March 31, 2018 and 2017 include the accounts of the Company and its wholly owned subsidiaries charlesandcolvard.com, LLC, formed in 2011; Charles & Colvard Direct, LLC, formed in 2011; and Charles & Colvard (HK) Ltd., the Company’s Hong Kong subsidiary, which was re-activated in December 2017. Charles & Colvard Direct, LLC and Charles & Colvard (HK) Ltd. had no operating activity during the three-month period ended March 31, 2018 and the year ended December 31, 2017. Charles & Colvard (HK) Ltd. previously became dormant in the second quarter of 2009 after its operations ceased in 2008. All intercompany accounts have been eliminated.

Change in Fiscal Year-End – On January 30, 2018, the Board of Directors of the Company approved a change in the Company’s fiscal year from a fiscal year beginning on January 1 and ending on December 31 of each year to a fiscal year beginning on July 1 and ending on June 30 of each year. This change to the Company’s fiscal year reporting cycle will begin July 1, 2018. As a result of the change, the Company will have a six-month transition period from January 1, 2018 to June 30, 2018. In connection with this transition, the Company plans to file a transition report with its results for the six-month period ending June 30, 2018 on Form 10-KT with the SEC.

Significant Accounting Policies - In the opinion of the Company’s management, with the exception of the Company’s adoption of new revenue recognition guidance as disclosed below, the significant accounting policies used for the three months ended March 31, 2018, are consistent with those used for the year ended December 31, 2017. Accordingly, please refer to Note 2 to the Consolidated Financial Statements in the 2017 Annual Report for the Company’s significant accounting policies.

Use of Estimates - The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates impacting the Company’s condensed consolidated financial statements relate to valuation and classification of inventories, accounts receivable reserves, sales contract assets, sales contract liabilities, deferred tax assets, uncertain tax positions, cooperative advertising, and revenue recognition. Actual results could differ materially from those estimates.

Reclassifications - Certain amounts in the prior year’s condensed consolidated financial statements have been reclassified to conform to the current year presentation, primarily amounts presented on the condensed consolidated statements of cash flows, relating to the reclassification of certain accrued expenses and other liabilities.

Change in Accounting Policy - The Company adopted the new accounting standard in connection with revenue recognition guidance that was issued by the Financial Accounting Standards Board (the “FASB”) with a date of the initial application of January 1, 2018. As a result, the Company has changed its accounting policy for revenue recognition as detailed below.

The Company applied the new accounting standard using the modified retrospective approach. Based on the Company’s analysis, the timing and measurement of revenues under the new revenue recognition guidance is consistent with the Company’s prior policies. Accordingly, no adjustment was required to the Company’s opening balance of equity as of January 1, 2018. Except for required disclosures of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, the changes resulting from the adoption of the new accounting standard did not have a material effect on the Company’s condensed consolidated financial statements. Comparative prior period information has not been adjusted and continues to be reported under the accounting guidance in effect prior to the change of accounting.

Revenue Recognition – Revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. To achieve this principle, the Company performs the following five steps: (i) identification of a contract with a customer; (ii) identification of any separate performance obligation; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligation in the contract, if any; and (v) recognition of revenue when the Company has satisfied the underlying performance obligation if any. The Company recognizes substantially all of its revenue at a point in time when control of the Company’s goods has passed to the customer, which typically occurs upon shipment, with the exception of consigned goods. The Company considers its performance obligation satisfied at the time this control is transferred. Customer payment terms for these shipments typically range between 30- and 90-days. The Company has elected to treat shipping and handling performed after control has transferred to customers as a fulfillment activity, and additionally, has elected the practical expedient to report sales taxes on a net basis. The Company records shipping and handling expense related to product sales as cost of sales.

The Company has a variable consideration element related to most of its contracts in the form of product return rights. At the time revenue is recognized, an allowance for estimated returns is established and any change in the allowance for returns is charged against net sales in the current period. For the Company’s Traditional segment and Online Channels segment customers (excluding those of charlesandcolvard.com), the return policy generally allows for the return of jewels and finished jewelry with a valid reason for credit within 30 days of shipment. The Company’s charlesandcolvard.com customers can return purchases for any reason within 60 days in accordance with the Company’s returns policy as disclosed on the charlesandcolvard.com website.

Periodically, the Company ships loose jewel goods and finished goods to Traditional segment customers on consignment terms. Under these consignment terms, the customer assumes the risk of loss and has an absolute right of return for a specified period that typically ranges from six months to one year. The Company’s Online Channels segment and Traditional segment customers are generally required to make payments on consignment shipments within 60 days upon the customer informing the Company that it will keep the inventory. Accordingly, the Company does not recognize revenue on these consignment transactions until the earlier of (i) the customer informing the Company that it will keep the inventory; (ii) the expiration of the right of return period; or (iii) the customer informing the Company that the inventory has been sold.

The Company presents disaggregated net sales by its Traditional segment and its Online Channels segment for both loose jewels and finished jewelry product lines. The Company also presents disaggregated net sales by geographic area between the United States and international locations. For financial reporting purposes, disaggregated net sales amounts are presented in Note 3, “Segment Information and Geographic Data”.

Returns Asset and Refund Liabilities

In connection with the adoption of the new revenue recognition accounting standard, the Company has established a returns asset account and a refund liabilities account to record the effects of its estimated product returns and sales returns allowance. The Company’s returns asset and refund liabilities are updated at the end of each financial reporting period and the effect of such changes are accounted for in the period in which such changes occur.

The Company estimates anticipated product returns in the form of a refund liability based on historical return percentages and current period sales levels. The Company also accrues a related returns asset for goods expected to be returned in salable condition, less any expected costs to recover such goods, including return shipping costs that the Company may incur. As of March 31, 2018 and December 31, 2017, the Company’s refund liabilities balances were $604,000 and $537,000, respectively, and are included within accounts receivable, net, in the accompanying condensed consolidated balance sheets. As of March 31, 2018 and December 31, 2017, the Company’s returns asset balances were $227,000 and $0, respectively, and are included within prepaid expenses and other assets in the accompanying condensed consolidated balance sheets. Prior to the adoption of the new revenue recognition accounting standard, the Company reported the net effect of its estimated returns asset as an adjustment to its inventory balances.

Impacts on Financial Statements

The following information summarizes the impacts of the adoption of the new revenue recognition accounting standard on the accompanying condensed consolidated financial statements:

Condensed Consolidated Balance Sheet

	As of March 31, 2018
	As Reported	Adjustments	Without Adoption
Cash and cash equivalents	$4,494,729	$-	$4,494,729
Accounts receivable, net	2,536,377	-	2,536,377
Prepaid expenses and other assets	771,034	(227,000)	544,034
Total inventory, net	30,942,316	227,000	31,169,316
Total other long-term assets	1,268,864	-	1,268,864
Total assets	$40,013,320	$-	$40,013,320

Accounts payable	$3,971,232	$-	$3,971,232
Accrued expenses and other liabilities	668,614	-	668,614
Total long-term liabilities	895,344	-	895,344
Total liabilities	5,535,190	-	5,535,190
Total shareholders’ equity	34,478,130	-	34,478,130
Total liabilities and shareholders’ equity	$40,013,320	$-	$40,013,320

Condensed Consolidated Statement of Operations

	Three Months Ended March 31, 2018
	As Reported	Adjustments	Without Adoption
Net sales	$6,762,750	$-	$6,762,750
Costs of goods sold	4,115,548	-	4,115,548
Other costs and expenses	3,220,489	-	3,220,489
Income tax expense	4,767	-	4,767
Net loss	$(578,054)	$-	$(578,054)

The timing and measurement of revenues under the new revenue recognition guidance are consistent with the Company’s policies in effect prior to the adoption of the new accounting standard. Accordingly, there are no adjustments affecting the Company’s results of operations resulting from application of the new standard in the period presented.

Condensed Consolidated Statement of Cash Flows

	Three Months Ended March 31, 2018
	As Reported	Adjustments	Without Adoption
Net loss	$(578,054)	$-	$(578,054)
Adjustments to reconcile net loss to net cash used in operating activities, net	162,201	-	162,201
Changes in assets and liabilities:
Accounts receivable	751,554	-	751,554
Inventory	279,301	227,000	506,301
Prepaid expenses and other assets, net	200,175	(227,000)	(26,825)
Accounts payable	(494,931)	-	(494,931)
Deferred rent	(34,541)	-	(34,541)
Accrued income taxes	4,767	-	4,767
Accrued expenses and other liabilities	(312,186)	-	(312,186)
Net cash used in operating activities	(21,714)	-	(21,714)
Purchases of property and equipment	(69,710)	-	(69,710)
Intangible assets	(7,854)	-	(7,854)
Net cash used in investing activities	(77,564)	-	(77,564)
Net decrease in cash and cash equivalents	(99,278)	-	(99,278)
Cash and cash equivalents, beginning of period	4,594,007	-	4,594,007
Cash and cash equivalents, end of period	$4,494,729	$-	$4,494,729

Recently Adopted/Issued Accounting Pronouncements – In February 2016, the FASB issued guidance that establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the statement of operations. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the early stage of its analysis, but currently expects that upon adoption of this standard, ROU assets and liabilities will be recognized in the balance sheet in amounts that will be material.

3.	SEGMENT INFORMATION AND GEOGRAPHIC DATA

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making operating decisions and assessing performance as the source of the Company’s operating and reportable segments.

The Company manages its business through two operating and reportable segments based on its distribution channels to sell its product lines, loose jewels and finished jewelry: its “Traditional” segment, which consists of wholesale, retail, and television customers; and its “Online Channels” segment, which consists of e-commerce outlets including charlesandcolvard.com, marketplaces, drop-ship, and other pure-play, exclusively e-commerce outlets. The accounting policies of the Traditional segment and Online Channels segment are the same as those described in Note 2, “Basis of Presentation and Significant Accounting Policies” of this Quarterly Report on Form 10-Q and in the Notes to the Consolidated Financial Statements in the 2017 Annual Report.

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

Summary financial information by reportable segment is as follows:

	Three Months Ended March 31, 2018
	Traditional	Online Channels	Total
Net sales
Loose jewels	$2,652,956	$864,468	$3,517,424
Finished jewelry	1,087,823	2,157,503	3,245,326
Total	$3,740,779	$3,021,971	$6,762,750

Product line cost of goods sold
Loose jewels	$1,412,983	$474,910	$1,887,893
Finished jewelry	1,049,192	985,209	2,034,401
Total	$2,462,175	$1,460,119	$3,922,294

Product line gross profit
Loose jewels	$1,239,973	$389,558	$1,629,531
Finished jewelry	38,631	1,172,294	1,210,925
Total	$1,278,604	$1,561,852	$2,840,456

Operating loss	$(362,075)	$(211,073)	$(573,148)

Depreciation and amortization	$92,218	$30,905	$123,123

Capital expenditures	$66,421	$3,289	$69,710

	Three Months Ended March 31, 2017
	Traditional	Online Channels	Total
Net sales
Loose jewels	$3,212,216	$717,504	$3,929,720
Finished jewelry	276,777	1,438,885	1,715,662
Total	$3,488,993	$2,156,389	$5,645,382

Product line cost of goods sold
Loose jewels	$1,673,661	$316,469	$1,990,130
Finished jewelry	249,552	564,660	814,212
Total	$1,923,213	$881,129	$2,804,342

Product line gross profit
Loose jewels	$1,538,555	$401,035	$1,939,590
Finished jewelry	27,225	874,225	901,450
Total	$1,565,780	$1,275,260	$2,841,040

Operating loss	$(448,998)	$(96,560)	$(545,558)

Depreciation and amortization	$79,381	$28,275	$107,656

Capital expenditures	$194,332	$3,621	$197,953

The Company does not allocate any assets to the reportable segments, and therefore, no asset information is reported to the chief operating decision maker and disclosed in the financial information for each segment.

A reconciliation of the Company’s product line cost of goods sold to cost of goods sold as reported in the condensed consolidated financial statements is as follows:

	Three Months Ended March 31,
	2018	2017
Product line cost of goods sold	$3,922,294	$2,804,342
Non-capitalized manufacturing and production control expenses	452,460	367,749
Freight out	129,182	70,797
Inventory valuation allowances	(248,000)	(266,000)
Other inventory adjustments	(140,388)	243,727
Cost of goods sold	$4,115,548	$3,220,615

The Company recognizes sales by geographic area based on the country in which the customer is based. A portion of the Company’s Traditional segment sales made to international wholesale distributors represents products sold internationally that may be re-imported to U.S. retailers. Sales to international end consumers made by the Company’s Online Channels segment are included in U.S. sales because products are shipped and invoiced to a U.S.-based intermediary party that assumes all international shipping and credit risks. All intangible assets, as well as property and equipment, as of March 31, 2018 and March 31, 2017, are held and located in the United States.

The following presents net sales data by geographic area:

	Three Months Ended March 31,
	2018	2017
Net sales
United States	$6,321,849	$5,242,341
International	440,901	403,041
Total	$6,762,750	$5,645,382

4.	FAIR VALUE MEASUREMENTS

Under U.S. GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are obtained from independent sources and can be validated by a third party, whereas unobservable inputs reflect assumptions regarding what a third party would use in pricing an asset or liability. The fair value hierarchy consists of three levels based on the reliability of inputs, as follows:

•	Level 1 – quoted prices in active markets for identical assets and liabilities;
•	Level 2 – inputs other than Level 1 quoted prices that are directly or indirectly observable; and
•	Level 3 – unobservable inputs that are not corroborated by market data.

The Company evaluates assets and liabilities subject to fair value measurements on a recurring and non-recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by management of the Company. The financial instruments identified as subject to fair value measurements on a recurring basis are cash and cash equivalents, trade accounts receivable, and trade accounts payable. All financial instruments are reflected in the condensed consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these financial instruments.

Assets that are measured at fair value on a non-recurring basis include property and equipment, leasehold improvements, and intangible assets, comprising patents, license rights, and trademarks. These items are recognized at fair value when they are considered to be impaired. For the three months ended March 31, 2018 and 2017, no impairment was recorded.

5.	INVENTORIES

The Company’s total inventories, net of reserves, consisted of the following as of the dates presented:

	March 31, 2018	December 31, 2017
Raw materials	$4,998,446	$4,853,049
Work-in-process	9,848,005	9,219,383
Finished goods	17,062,266	17,896,992
Finished goods on consignment	867,859	1,093,752
Supplies inventory	82,740	75,441
Less inventory reserves	(1,917,000)	(2,165,000)
Total	$30,942,316	$30,973,617

Short-term portion	$10,932,050	$11,208,658
Long-term portion	20,010,266	19,764,959
Total	$30,942,316	$30,973,617

Inventories are stated at the lower of cost or net realizable value on an average cost basis. Inventory costs include direct material and labor, inbound freight, purchasing and receiving costs, inspection costs, and warehousing costs. Any inventory on hand at the measurement date in excess of the Company’s current requirements, which are based on historical and anticipated levels of sales for the 12-month go-forward period, is classified as long-term on the Company’s condensed consolidated balance sheets. The Company’s classification of its inventory as either short- or long-term inventory requires management to estimate the portion of on-hand inventory that can be realized over the next 12 months and does not include precious metal, labor, and other inventory purchases expected to be both purchased and realized in cost of goods sold over the next 12 months.

The Company’s work-in-process inventories include raw SiC crystals on which processing costs, such as labor and sawing, have been incurred; and components, such as metal castings and finished good moissanite jewels, that have been issued to jobs in the manufacture of finished jewelry. The Company’s moissanite jewel manufacturing process involves the production of intermediary shapes, called “preforms,” that vary depending upon the size and shape of the finished jewel. To maximize manufacturing efficiencies, preforms may be made in advance of current finished inventory needs but remain in work-in-process inventories. As of March 31, 2018 and December 31, 2017, work-in-process inventories issued to active production jobs approximated $3.45 million and $2.99 million, respectively.

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

The Company manufactures finished jewelry featuring moissanite. Relative to loose moissanite jewels, finished jewelry is more fashion-oriented and subject to styling trends that could render certain designs obsolete over time. The majority of the Company’s finished jewelry featuring moissanite is held in inventory for resale and largely consists of such core designs as stud earrings, solitaire and three-stone rings, pendants, and bracelets that tend not to be subject to significant obsolescence risk due to their classic styling. In addition, the Company holds smaller quantities of designer-inspired and trend moissanite fashion jewelry that is available for resale through retail companies and through its Online Channels segment. The Company also carries a limited amount of inventory as part of its sample line that is used in the selling process to its customers. The Company’s operating subsidiary carries no net inventories, and inventory is transferred without intercompany markup from the Company’s Traditional segment as product line cost of goods sold when sold to the end consumer.

The Company’s total inventories, net of reserves, consisted of the following as of the dates presented:

	March 31, 2018	December 31, 2017
Loose jewels:
Raw materials	$4,445,916	$4,288,360
Work-in-process	8,923,877	8,328,719
Finished goods	9,477,595	9,487,245
Finished goods on consignment	55,823	26,281
Total loose jewels	$22,903,211	$22,130,605
Finished jewelry:
Raw materials	$552,530	$564,689
Work-in-process	924,128	890,664
Finished goods	5,683,671	6,304,747
Finished goods on consignment	796,036	1,007,471
Total finished jewelry	7,956,365	8,767,571
Total supplies inventory	82,740	75,441
Total inventory	$30,942,316	$30,973,617

Total net loose jewel inventories at March 31, 2018 and December 31, 2017 including inventory on consignment net of reserves, were $22.90 million and $22.13 million, respectively. Total net finished jewelry inventories at March 31, 2018 and December 31, 2017, including inventory on consignment net of reserves and finished jewelry featuring moissanite manufactured by the Company, were $7.96 million and $8.77 million, respectively.

As of March 31, 2018 and December 31, 2017, management established an obsolescence reserve of $1,301,000 and $1,417,000, respectively. Typically, in the jewelry industry, slow-moving or discontinued lines are sold as closeouts, liquidated in alternative sales channels or melted down for liquidation. Regularly, management reviews the legacy loose jewel inventory for any lower of cost or net realizable value and obsolescence issues. Accordingly, based on demand during the three months ended March 31, 2018, and ongoing feedback from customers on the value of some of these goods, management identified some of the remaining inventory of these lower quality goods that could not be sold at its current carrying value and increased the lower of cost or net realizable value reserve on this remaining inventory to approximately $1,244,000 as of March 31, 2018 from $1,326,000 as of December 31, 2017. As of March 31, 2018 and December 31, 2017, management identified certain finished jewelry that was obsolete due to damage and other factors that indicate the finished jewelry is unsaleable, and established an obsolescence reserve of $57,000 and $91,000, respectively, for the carrying costs in excess of any estimated scrap values. Management reviews the finished jewelry inventory on an ongoing basis for any lower of cost or net realizable value and obsolescence issues.

As of March 31, 2018 and December 31, 2017 management established a rework reserve for recut and repairs of $523,000 and $557,000, respectively. Loose jewel inventories at March 31, 2018 and December 31, 2017 included recut reserves of $432,000 and $468,000, respectively. The finished jewelry inventories at March 31, 2018 and December 31, 2017 include a repairs reserve of $91,000 and $89,000, respectively.

As of March 31, 2018 and December 31, 2017 management established a shrinkage reserve of $93,000 and $191,000, respectively. The loose jewel inventories at March 31, 2018 and December 31, 2017 include shrinkage reserves of $16,000 and $18,000, respectively. The finished jewelry inventories at March 31, 2018 and December 31, 2017 include shrinkage reserves of $77,000 and $173,000, respectively. The need for adjustments to inventory reserves is evaluated on a period-by-period basis.

Periodically, the Company ships finished goods inventory to certain Traditional segment customers on consignment terms. Under these terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. Included in the total shrinkage reserve is the shrinkage reserve for finished goods on consignment of $16,000 and $60,000 as of March 31, 2018 and December 31, 2017, respectively, to allow for certain loose jewels and finished jewelry on consignment with certain Traditional segment customers that may not be returned or may be returned in a condition that does not meet the Company’s current grading or quality standards. The loose jewel inventories on consignment at March 31, 2018 and December 31, 2017 include shrinkage reserves of $10,000 and $5,000, respectively. The finished jewelry inventories on consignment at March 31, 2018 and December 31, 2017 include shrinkage reserves of $6,000 and $55,000, respectively.

6.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities, current, consist of the following as of the dates presented:

	March 31, 2018	December 31, 2017
Accrued compensation and related benefits	$451,405	$652,177
Deferred rent	135,455	131,389
Accrued cooperative advertising	58,324	134,018
Accrued sales tax	9,503	20,844
Other	13,927	42,372
Total accrued expenses and other liabilities	$668,614	$980,800

7.	INCOME TAXES

As a result of the effects of the Tax Cuts and Jobs Act (the “Tax Act”), the Company wrote down its net deferred tax assets as of December 31, 2017 by approximately $519,000 driven principally by the lower U.S. corporate income tax rate from 35% to that of 21% effective January 1, 2018. Likewise, the Company recorded a corresponding net adjustment to its valuation allowance related to the re-measurement of certain net deferred tax assets using the lower U.S. corporate income tax.

The Company substantially completed its provisional analysis of the income tax effects of the Tax Act as of the year ended December 31, 2017. As provided under specific guidance issued by the SEC staff, the Company estimated the tax impacts related to the changes in its deferred tax assets and liabilities as a result of the Tax Act and included a reasonable estimate of those amounts in its consolidated financial statements as of and for the year ended December 31, 2017, on a provisional basis. However, the Tax Act repealed the corporate alternative minimum tax (“AMT”) regime, including claiming a refund and full realization of remaining AMT credits. At year-end, the Company was not able to make a reasonable estimate with respect to the realization of its existing AMT credit carryforwards. Therefore, it continued to apply the income tax-related guidance that was in effect immediately prior to the enactment of the Tax Act and maintained a full valuation allowance against its AMT-related deferred tax asset. As of March 31, 2018, the Company continues to analyze the nature, validity and recoverability of its AMT-related deferred tax credit carryforwards in order to record the underlying appropriate tax benefit. Accordingly, the ultimate impact related to the Tax Act may differ, possibly materially, due to, among other things, completing the Company’s analysis of the realization of available AMT credit refunds, further refinement of the Company’s calculations, changes in interpretations and assumptions that the Company made, additional guidance that may be issued by the U.S. Government, and actions and related accounting policy decisions that the Company may take as a result of the Tax Act. The Company expects its analysis to be complete when the Company’s 2017 U.S. corporate income tax return is filed in 2018.

The Company recognized an income tax net expense for estimated tax, penalties, and interest associated with uncertain tax positions of approximately $5,000 and $14,000 for the three months ended March 31, 2018 and 2017, respectively.

As of each reporting date, management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. As of March 31, 2018 and December 31, 2017, the Company’s management determined that sufficient negative evidence continued to exist to conclude it was uncertain that the Company would have sufficient future taxable income to utilize its deferred tax assets. Therefore, as set forth above, notwithstanding the possible effects on its deferred tax assets as a result of the Tax Act, the Company continued to maintain a full valuation allowance against its deferred tax assets as of March 31, 2018 and December 31, 2017.

8.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments

On December 12, 2014, the Company entered into a new exclusive supply agreement (the “Supply Agreement”) with Cree, Inc. (“Cree”). Under the Supply Agreement, subject to certain terms and conditions, the Company agreed to exclusively purchase from Cree, and Cree agreed to exclusively supply, 100% of the Company’s required SiC materials in quarterly installments that must equal or exceed a set minimum order quantity. The initial term of the Supply Agreement will expire on June 24, 2018, unless extended by the parties. Accordingly, the Company is reviewing various alternatives with respect to its purchase of SiC material, including whether to exercise its unilateral option, subject to certain conditions, to renew the Supply Agreement for an additional two-year period.

The Company’s total purchase commitment under the Supply Agreement until June 2018 is dependent upon the size of the SiC material and ranges between approximately $29.60 million and approximately $31.50 million. As of March 31, 2018, the Company’s remaining purchase commitment through June 2018 under the Supply Agreement ranges from approximately $2.66 million to approximately $4.56 million. During the three months ended March 31, 2018 and 2017, the Company purchased $2.49 million and $2.21 million, respectively, of SiC crystals from Cree.

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

Since the Credit Facility matures on June 25, 2018, the Company is currently reviewing various credit facility alternatives. As of March 31, 2018, the Company had not borrowed against the Credit Facility.

10.	STOCK-BASED COMPENSATION

The following table summarizes the components of the Company’s stock-based compensation included in net loss:

	Three Months Ended March 31,
	2018	2017
Employee stock options	$77,261	$71,323
Restricted stock awards	120,297	(39,030)
Totals	$197,558	$32,293

No stock-based compensation was capitalized as a cost of inventory during the three months ended March 31, 2018 or 2017.

Stock Options – The following is a summary of the stock option activity for the three months ended March 31, 2018:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2017	2,377,265	$1.46
Granted	42,500	$1.31
Forfeited	(50,000)	$1.04
Expired	(29,503)	$2.17
Outstanding, March 31, 2018	2,340,262	$1.45

The weighted average grant date fair value of stock options granted during the three months ended March 31, 2018 was $0.75. The total fair value of stock options that vested during the three months ended March 31, 2018 was approximately $56,000. The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions for stock options granted during the three months ended March 31, 2018:

Dividend yield	0.0%
Expected volatility	61.9%
Risk-free interest rate	2.54%
Expected lives (years)	5.6

The following table summarizes information about stock options outstanding at March 31, 2018:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Balance as of 3/31/2018	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 3/31/2018	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 3/31/2018	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
2,340,262	7.66	$1.45	1,561,847	6.94	$1.68	2,181,387	7.55	$1.48

As of March 31, 2018, the unrecognized stock-based compensation expense related to unvested stock options was approximately $280,000, which is expected to be recognized over a weighted average period of approximately 29 months.

The aggregate intrinsic value of stock options outstanding, exercisable, and vested or expected to vest at March 31, 2018 was approximately $452,000. This amount is before applicable income taxes and represents the closing market price of the Company’s common stock at March 31, 2018 less the grant price, multiplied by the number of stock options that had a grant price that is less than the closing market price. This amount represents the amount that would have been received by the optionees had these stock options been exercised on that date. No stock options were exercised during the three months ended March 31, 2018 or 2017.

Restricted Stock – The following is a summary of the restricted stock activity for the three months ended March 31, 2018:

	Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2017	355,417	$1.11
Granted	134,500	$1.31
Vested	(274,614)	$1.11
Canceled	(80,803)	$1.11
Unvested, March 31, 2018	134,500	$1.31

As of March 31, 2018, the estimated unrecognized stock-based compensation expense related to unvested restricted shares subject to achievement of performance goals was approximately $125,000, all of which is expected to be recognized over a weighted average period of approximately four months.

Dividends – The Company has paid no cash dividends in the current year through March 31, 2018.

11.	NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods. Diluted net loss from operations per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. Common equivalent shares consist of stock options that are computed using the treasury stock method. Antidilutive stock awards consist of stock options and unvested restricted shares that would have been antidilutive in the application of the treasury stock method.

The following table reconciles the differences between the basic and diluted net loss per share presentations:

	Three Months Ended March 31,
	2018	2017
Numerator:
Net loss	$(578,054)	$(559,646)

Denominator:
Weighted average common shares outstanding:
Basic	21,371,416	21,118,335
Stock options	-	-
Diluted	21,371,416	21,118,335

Net loss per common share:
Basic	$(0.03)	$(0.03)
Diluted	$(0.03)	$(0.03)

For the three months ended March 31, 2018 and 2017, stock options to purchase approximately 2.34 and 1.82 million shares, respectively, were excluded from the computation of diluted net loss per common share because the exercise price of the stock options was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to net loss per common share. For the three months ended March 31, 2018 and 2017, approximately 135,000 and 416,000 restricted shares, respectively, that have been issued but not yet vested have been excluded from the computation of diluted net loss per common share.

12.	MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable.  At times, cash balances may exceed the Federal Deposit Insurance Corporation (the “FDIC”) insurable limits of $250,000 per depositor at each financial institution. The Company has never experienced any losses related to these balances.  Non-interest-bearing amounts on deposit in excess of FDIC insurable limits at March 31, 2018 approximated $4.22 million.

Trade receivables potentially subject the Company to credit risk. Payment terms on trade receivables for the Company’s Traditional segment customers are generally between 30 and 120 days, though it may offer extended terms with specific customers and on significant orders from time to time. The Company believes its competitors and other vendors in the wholesale jewelry industry have also expanded their use of extended payment terms and, in aggregate, the Company believes that by expanding its use of extended payment terms, it has provided a competitive response in its market and that its net sales have been favorably impacted. The Company is unable to estimate the impact of this program on its net sales, but if it ceased providing extended payment terms in select instances, the Company believes it would not be competitive for some Traditional segment customers in the marketplace and that its net sales and profits would likely decrease. The Company extends credit to its customers based upon a number of factors, including an evaluation of the customer’s financial condition and credit history that is verified through trade association reference services, the customer’s payment history with the Company, the customer’s reputation in the trade, and/or an evaluation of the Company’s opportunity to introduce its moissanite jewels or finished jewelry featuring moissanite to new or expanded markets. Collateral is not generally required from customers. The need for an allowance for doubtful accounts is determined based upon factors surrounding the credit risk of specific customers, historical trends, and other information. During the three months ended March 31, 2018 and 2017, the Company has not experienced significant accounts receivable write-offs related to revenue arrangements with extended payment terms.

At times, a portion of the Company’s accounts receivable will be due from customers that have individual balances of 10% or more of the Company’s total gross accounts receivable. The following is a summary of customers that represent 10% or more of total gross accounts receivable:

	March 31, 2018	December 31, 2017
Customer A	29%	18%
Customer B	12%	* %
Customer C	** %	12%

* Customer B did not have an individual balance that represented 10% or more of the total gross accounts receivable as of December 31, 2017.
**Customer C did not have an individual balance that represented 10% or more of the total gross accounts receivable as of March 31, 2018.

A significant portion of sales is derived from certain customer relationships. The following is a summary of customers that represent 10% or more of total net sales:

	Three Months Ended March 31,
	2018	2017
Customer A	16%	* %
Customer B	** %	10%
Customer D	12%	25%

*Customer A did not have net sales that represented 10% or more of total net sales for the three months ended March 31, 2017.
**Customer B did not have net sales that represented 10% or more of total net sales for the three months ended March 31, 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future. You should be aware that although the forward-looking statements included herein represent management’s current judgment and expectations, our actual results may differ materially from those projected, stated, or implied in these forward-looking statements as a result of many factors including, but not limited to, the following:

•	Our future financial performance depends upon increased consumer acceptance, growth of sales of our products, and operational execution of our strategic initiatives.
•	The execution of our business plans could significantly impact our liquidity.
•	Our business and our results of operations could be materially adversely affected as a result of our inability to fulfill orders on a timely basis.
•	The financial difficulties or insolvency of one or more of our major customers or their lack of willingness and ability to market our products could adversely affect results.
•	We are currently dependent on a limited number of distributor and retail partners in our Traditional segment for the sale of our products.
•
We expect to remain dependent upon our exclusive supply agreement, or the Supply Agreement, with Cree, Inc., or Cree, for the sole supply of our silicon carbide, or SiC, crystals for the foreseeable future.

•	We face intense competition in the worldwide jewelry industry.
•	Our failure to maintain compliance with The Nasdaq Stock Market’s continued listing requirements could result in the delisting of our common stock.
•	Our current customers may potentially perceive us as a competitor in the finished jewelry business.
•	We may experience quality control challenges from time to time that can result in lost revenue and harm to our brands and reputation.
•	Our business and our results of operations could be materially adversely affected as a result of general economic and market conditions.
•	Our operations could be disrupted by natural disasters.
•	Sales of moissanite jewelry could be dependent upon the pricing of precious metals, which is beyond our control.
•	Seasonality of our business may adversely affect our net sales and operating income.
•	Recent U.S. tax legislation may adversely affect our financial condition, results of operations, and cash flows.
•	If the e-commerce opportunity changes dramatically or if e-commerce technology or providers change their models, our results of operations may be adversely affected.
•	We may not be able to adequately protect our intellectual property, which could harm the value of our products and brands and adversely affect our business.
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

The following discussion is designed to provide a better understanding of our unaudited condensed consolidated financial statements, including a brief discussion of our business and products, key factors that impacted our performance, and a summary of our operating results. This information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2017. Historical results and percentage relationships among any amounts in the condensed consolidated financial statements are not necessarily indicative of trends in operating results for future periods.

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

Our strategy is to build a globally revered brand of gemstones and jewelry that appeals to a wide consumer audience and leverage our advantage of being the original and leading worldwide source of created moissanite. We believe a direct relationship with consumers is important to this strategy, which entails delivering tailored educational content, engaging in dialogue with our audience, and positioning our brand to meet the discerning needs of today’s consumer. We manage our business and sell loose moissanite jewels and finished jewelry through two operating and reportable business segments: our Online Channels segment, which comprises our charlesandcolvard.com website, e-commerce outlets, drop-ship customers, and other pure-play, exclusively e-commerce, customers; and our Traditional segment, which consists of wholesale, retail, and television customers. We believe our expanding application of an omni-channel sales strategy across the jewelry trade and to the end consumer with branded finished jewelry featuring moissanite positions Charles & Colvard goods at the many touchpoints where consumers are when they are making their buying decisions – thereby creating greater exposure for our brand and increasing consumer demand.

Our strategic goal for 2018 is to focus on growth and market expansion across channels and geographies. We intend to build on our position as the leading worldwide moissanite provider, to further establish our presence in emerging markets, and to differentiate our product quality and service offering globally. Our key strategies for 2018 are as follows:

•
Drive organic revenue growth in the U.S. and maintain attractive margins. We plan to continue engaging our target customers through creative and progressive marketing campaigns and leveraging technology to ensure efficiencies in our marketing, sales and customer service functions.

•
Expand our gemstone and jewelry offerings to serve a broad range of customers. We plan to continue innovating our moissanite gemstone offerings and further enhancing our jewelry offerings to include unique, curated collections and new styles at multiple price points that will appeal to a broad audience.

•
Target the global market opportunity through continued brand building, focused channel expansion and world-class customer service. We plan to diversify and expand our global customer base in a low-risk manner by introducing our brand in select markets by way of cross-border trade initiatives and through established marketplaces.

•
Balance growth-oriented investments to generate sustainable earnings improvement. We plan to maintain financial flexibility and use data-driven business decisions to balance investments in future growth with consistent near-term financial performance.

As we pursue our 2018 strategic initiatives, we plan to make various investments to drive near- and long-term sales growth, while balancing that with the goal of generating sustainable earnings improvement. We will be prudent about these investments by implementing a strategy that will enable us to move nimbly, measure risks carefully and make data-driven decisions.

In the three months ended March 31, 2018, we continued to see positive momentum in our Online Channels segment. Our own e-commerce website, charlesandcolvard.com, delivered a 53% revenue increase over the year-ago quarter. In addition, our marketplaces business continued to see significant growth in our net sales volume, performing 122% above the year-ago quarter. Blended with the remaining Online Channels segment customers, including drop-ship and pure-play e-commerce customers, our Online Channels segment net sales grew 40% compared with the first quarter of 2017. Contributing to this success in the first quarter of 2018 were strong Valentine’s Day and St. Patrick’s Day sales, meaningful exposure on Megyn Kelly TODAY, a nationally broadcast television show, an overall increase in the number of our brand-related relationships that help us gain market exposure, and a 750% increase in social media followers, including a 776% increase in views on our YouTube channel, since our rebranding efforts were initiated in October 2016. We also saw significant revenue increase in brick-and-mortar sales as our Helzberg Diamonds stores relationship continues to mature. Continued demand from both consumers and channel partners drove significant Forever OneTM sales, which represented 85% of net sales in the three months ended March 31, 2018. Finished jewelry sales were up 89% over the prior year period, further validating engagement of the consumer through our Online Channels segment and our Helzberg Diamonds sales channels. We also reduced our legacy inventory by 11% during the three months ended March 31, 2018, as we sold loose legacy gemstones and finished jewelry that features legacy gemstones. We closed the quarter ended March 31, 2018 with approximately $4.5 million in cash.

Our total consolidated net sales for the three months ended March 31, 2018 of $6.76 million were 20% higher than total consolidated net sales during the three months ended March 31, 2017. The increase in consolidated net sales for the three months ended March 31, 2018 was due primarily to the increased demand for our Forever OneTM gemstones over the comparable period in 2017 and higher finished jewelry net sales during the three months ended March 31, 2018. Online Channels segment net sales for the three months ended March 31, 2018 of $3.02 million were 40% higher than Online Channels segment net sales during the three months ended March 31, 2017. Improved customer experience and expanded jewelry selections resulted in higher finished jewelry sales and ongoing increased demand for our Forever OneTM gemstones during the first quarter of 2018 as evidenced through our increased presence on e-commerce outlets. Traditional segment net sales for the three months ended March 31, 2018 of $3.74 million were 7% higher than Traditional segment net sales during the three months ended March 31, 2017, primarily as a result of strong finished jewelry sales from our brick-and-mortar customers during the first quarter of 2018.

Loose jewel sales comprised 52% of our total consolidated net sales for the three months ended March 31, 2018 and decreased 10% to $3.52 million, compared with $3.93 million in the same period of 2017, primarily due to lower distributor and manufacturer demand. Finished jewelry sales for the three months ended March 31, 2018 comprised 48% of our total consolidated net sales and increased 89% to $3.25 million, compared with $1.72 million in the same period of 2017, primarily due to strong finished jewelry product sales in both our Online Channels segment and Traditional segment.

Operating expenses were $3.22 million for the three months ended March 31, 2018, compared with $2.97 million in the same period of 2017. Sales and marketing expenses decreased $49,000, or 3%, to $1.87 million, primarily as a result of a decrease in compensation expenses related to severance costs in connection with the departure of our former Chief Revenue Officer in the first quarter of 2017, partially offset by an increase in salaries, commissions and related employee benefits in the aggregate and an increase in digital marketing expenses. General and administrative expenses increased $300,000, or 28%, to $1.35 million primarily as a result of increases in compensation expenses, accounting services, and bank-related fees, offset in part by a decrease in consulting and other professional services fees.

We recorded a net loss of $578,000, or $0.03 per diluted share, for the three months ended March 31, 2018, compared to a net loss of $560,000, or $0.03 per diluted share, in the same period of 2017. The period over period net loss was essentially flat, but the quarterly results reflect the effects of an improved gross profit due to increased sales of higher margin finished jewelry products, offset by higher operating expenses. The results for the three months ended March 31, 2018 also reflect the benefit of a lower effective tax rate compared with that of the prior period.

The execution of our strategic initiatives to drive organic revenue growth while generating sustainable earnings improvement, with the ultimate goal of leading a revolution in the jewelry industry by delivering a brilliant product at extraordinary value balanced with environmental and social responsibility, is challenging and not without risk. As such, there can be no assurance that future results for each reporting period will meet or exceed past results in sales, operating cash flow, or net income due to the challenging business environment in which we operate and our investment in various initiatives to support our growth strategies. However, as we execute our growth strategy and market-driven initiatives, we remain committed to our ongoing priorities of generating positive cash flow and strengthening our financial position while continuing to monetize our existing inventory and manufacture our created moissanite loose jewels and finished jewelry featuring moissanite to meet sales demands in both broader geographic and demographic markets. We believe the results of these efforts will continue to drive our revenue growth and profitability and further enhance shareholder value in coming years. At the same time, we fully recognize – and believe that we are prepared to meet – the business and economic challenges that we face.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which we prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities. “Critical accounting policies and estimates” are defined as those most important to the financial statement presentation and that require the most difficult, subjective, or complex judgments. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Under different assumptions and/or conditions, actual results of operations may materially differ. We have disclosed our critical accounting policies and estimates in our Annual Report on Form 10-K for the year ended December 31, 2017, and that disclosure should be read in conjunction with this Quarterly Report on Form 10-Q. Except as set forth below, there have been no significant changes in our critical accounting policies and estimates during the first quarter of 2018.

Change in Accounting Policy – See Note 2, “Basis of Presentation and Significant Accounting Policies”, in the Notes to Condensed Consolidated Financial Statements for disclosure regarding the adoption of the new accounting standard in connection with revenue recognition that was issued by the Financial Accounting Standards Board with a date of initial application of January 1, 2018. The adoption of this new accounting standard resulted in a change of our accounting policy for revenue recognition.

Results of Operations

The following table sets forth certain consolidated statements of operations data for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Net sales	$6,762,750	$5,645,382
Costs and expenses:
Cost of goods sold	4,115,548	3,220,615
Sales and marketing	1,865,940	1,915,335
General and administrative	1,354,410	1,054,171
Research and development	-	819
Total costs and expenses	7,335,898	6,190,640
Loss from operations	(573,148)	(545,558)
Other expense:
Interest expense	(139)	-
Total other expense	(139)	-
Loss before income taxes	(573,287)	(545,558)
Income tax expense	(4,767)	(14,088)
Net loss	$(578,054)	$(559,646)

Consolidated Net Sales

Consolidated net sales for the three months ended March 31, 2018 and 2017 comprise the following:

	Three Months Ended March 31,		Change
	2018	2017	Dollars	Percent
Loose jewels	$3,517,424	$3,929,720	$(412,296)	-10%
Finished jewelry	3,245,326	1,715,662	1,529,664	89%
Total consolidated net sales	$6,762,750	$5,645,382	$1,117,368	20%

Consolidated net sales were $6.76 million for the three months ended March 31, 2018 compared to $5.65 million for the three months ended March 31, 2017, an increase of $1.12 million, or 20%. The increase in consolidated net sales for the three months ended March 31, 2018 was due primarily to increased consumer awareness and demand for our moissanite gemstones resulting in higher finished jewelry product net sales during the three months ended March 31, 2018 in both our Online Channels segment and Traditional segment.

Sales of loose jewels represented 52% of total consolidated net sales for the three months ended March 31, 2018, compared to 70% of total consolidated net sales for the corresponding period of the prior year. For the three months ended March 31, 2018, loose jewel sales were $3.52 million compared to $3.93 million for the corresponding period of the prior year, a decrease of $412,000, or 10%. The decrease for the three months ended March 31, 2018 was primarily due to lower loose jewel sales in our Traditional segment, driven by lower product demand from our distributor channel.

Sales of finished jewelry represented 48% of total consolidated net sales for the three months ended March 31, 2018, compared to 30% of total consolidated net sales for the corresponding period of the prior year. For the three months ended March 31, 2018, finished jewelry sales were $3.25 million compared to $1.72 million for the corresponding period of the prior year, an increase of $1.53 million, or 89%. This increase was due primarily to strong finished jewelry sales in both our Online Channels segment and Traditional segment. These increases in finished jewelry sales resulted from leveraging our ongoing strategy to drive sales in 2018 through multiple channels. These results reflect the increased presence within our e-commerce outlets, including charlesandcolvard.com in our Online Channels segment and our expanded presence in Helzberg Diamonds stores in our Traditional segment.

U.S. net sales accounted for approximately 93% of total consolidated net sales for both the three-month periods ended March 31, 2018 and 2017. While the proportion of our net sales in the U.S. was flat during the three months ended March 31, 2018 compared with the corresponding period of the prior year, U.S. net sales increased to $6.32 million, or 21%, in the first quarter of 2018 compared to $5.24 million in the first quarter of 2017 as a result of increased demand in the U.S. distributor market and increased sales to U.S. customers in both our Online Channels segment and Traditional segment.

Our largest U.S. customer during the three months ended March 31, 2018 accounted for 16% of total consolidated net sales during the period then ended, but did not account for a significant portion of our total consolidated net sales during the same period of 2017. Our second largest U.S. customer during the three months ended March 31, 2018 accounted for 12% of total consolidated net sales during the period then ended and accounted for 25% of our total consolidated net sales during the same period of 2017, which made this customer our largest U.S. customer during the three months ended March 31, 2017. Our second largest U.S. customer during the three months ended March 31, 2017 accounted for 10% of total consolidated net sales during the period then ended, but did not account for a significant portion of our total consolidated net sales during the three months ended March 31, 2018. We expect that we, along with our customers, will remain dependent on our ability to maintain and enhance our customer-related programs. A change in or loss of any of these customer or retailer relationships could have a material adverse effect on our results of operations.

International net sales accounted for approximately 7% of total consolidated net sales for each of the three-month periods ended March 31, 2018 and 2017. While the proportion of our net sales in the international market was flat during the first quarter of 2018 compared with the corresponding period of the prior year, international net sales increased to $441,000, or 9%, in the first quarter of 2018 compared to $403,000 in the first quarter of 2017 as we continue to serve distributors in international markets. Based on current levels of demand for loose jewels in these markets, we continue to evaluate these and other potential distributors in these international markets to determine the best long-term partners. Additionally, we anticipate the need to develop a direct-to-consumer presence, which would require marketing and e-commerce investment to drive expected growth in these regions. As a result, our sales in these markets may continue to fluctuate significantly each reporting period.

We did not have an international customer account for 10% or more of total consolidated sales during the three months ended March 31, 2018 or 2017. A portion of our international consolidated sales represents jewels sold internationally that may be re-imported to U.S. retailers.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31,		Change
	2018	2017	Dollars	Percent
Product line cost of goods sold
Loose jewels	$1,887,893	$1,990,130	$(102,237)	-5%
Finished jewelry	2,034,401	814,212	1,220,189	150%
Total product line cost of goods sold	3,922,294	2,804,342	1,117,952	40%
Non-product line cost of goods sold	193,254	416,273	(223,019)	-54%
Total cost of goods sold	$4,115,548	$3,220,615	$894,933	28%

Total cost of goods sold was $4.12 million for the three months ended March 31, 2018 compared to $3.22 million for the three months ended March 31, 2017, an increase of $895,000, or 28%. Product line cost of goods sold is defined as product cost of goods sold in each of our Online Channels segment and Traditional segment excluding non-capitalized expenses from our manufacturing and production control departments, comprising personnel costs, depreciation, rent, utilities, and corporate overhead allocations; freight out; inventory valuation allowance adjustments; and other inventory adjustments, comprising costs of quality issues, damaged goods, and inventory write-downs.

The increase in cost of goods sold for the three months ended March 31, 2018 compared to the same period in 2017 was primarily due to increased sales of finished jewelry during the first quarter of 2018, which reflect higher material and labor costs, when compared to cost of goods sold in the same period of 2017 during which period we sold a higher level of loose jewels. The net decrease in non-product line cost of goods sold comprises a $384,000 favorable change in other inventory adjustments principally relating to production standard cost variances. This decrease was offset in part by an $85,000 increase in non-capitalized manufacturing and production control expenses, a $58,000 increase in freight out, and an $18,000 unfavorable change in inventory valuation allowances, including inventory obsolescence, shrinkage, recuts, and repairs reserves. See Note 3, “Segment Information and Geographic Data”, in the Notes to Condensed Consolidated Financial Statements for further discussion of non-product line cost of goods sold.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31,		Change
	2018	2017	Dollars	Percent
Sales and marketing	$1,865,940	$1,915,335	$(49,395)	-3%

Sales and marketing expenses were $1.87 million for the three months ended March 31, 2018 compared to $1.92 million for the three months ended March 31, 2017, a decrease of $49,000, or 3%.

The decrease in sales and marketing expenses for the three months ended March 31, 2018 compared to the same period in 2017 was primarily due to a $169,000 decrease in compensation expenses; a $78,000 decrease in travel expenses; a $20,000 decrease in market research expenses; and a $1,000 decrease in miscellaneous other sales and marketing expenses. These decreases were partially offset by a $136,000 increase in digital marketing expenses; a $36,000 increase in professional services; a $33,000 increase in general office-related expenses; and a $14,000 increase in software-related costs.

The decrease in compensation expenses for the three months ended March 31, 2018 compared to the same period in 2017 was primarily due to a $245,000 decrease in severance expense primarily related to the departure of our former Chief Revenue Officer during the first quarter of 2017; a $45,000 decrease in bonus expense; and a $20,000 decrease in relocation expenses. These decreases were partially offset by a $107,000 increase in salaries, commissions, and related employee benefits in the aggregate; and a $34,000 increase in employee stock-based compensation expense.

The increase in digital marketing expenses for the three months ended March 31, 2018 compared to the same period in 2017 comprises a $125,000 increase in Internet marketing; a $55,000 increase in cooperative advertising; and a $4,000 increase in all other advertising expenses. These increases were partially offset by a $37,000 decrease in outside agency fees; a $6,000 decrease in print media expenses; and a $5,000 decrease in promotion-related expenses.

General and Administrative

General and administrative expenses for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31,		Change
	2018	2017	Dollars	Percent
General and administrative	$1,354,410	$1,054,171	$300,239	28%

General and administrative expenses were $1.35 million for the three months ended March 31, 2018 compared to $1.05 million for the three months ended March 31, 2017, an increase of $300,000, or 28%.

The increase in general and administrative expenses for the three months ended March 31, 2018 compared to the same period in 2017 was primarily due to a $264,000 increase in compensation expenses; a $31,000 increase in bank fees, which includes fees associated with the $10.00 million asset-based revolving credit facility, or the Credit Facility, from Wells Fargo Bank, National Association, or Wells Fargo, and credit card transactions; a $14,000 increase in professional services; an $11,000 increase in board retainer fees due to the addition of a member of our Board of Directors; a $3,000 increase in depreciation and amortization expense; and a $13,000 increase in miscellaneous other general and administrative expenses. These increases were partially offset by a $20,000 decrease in bad debt expense associated with our allowance for doubtful accounts reserve policy; a $10,000 decrease in business taxes and licenses; a $5,000 decrease in insurance expenses; and a $1,000 decrease in travel expense.

The increase in compensation expenses for the three months ended March 31, 2018 compared to the same period in 2017 comprises a $120,000 increase in salaries and related employee benefits in the aggregate; a $104,000 increase in employee stock-based compensation expense; and a $47,000 increase in bonus expense. These increases were partially offset by a $7,000 decrease in severance expense.

Professional services increased for the three months ended March 31, 2018 compared to the same period in 2017 primarily due to a $69,000 increase in accounting services and a $10,000 increase in investor and public relations expenses. These increases were partially offset by a $64,000 decrease in consulting and other professional services and a $1,000 decrease in legal fees.

Provision for Income Taxes

As a result of the effects of the Tax Cuts and Jobs Act, or the Tax Act, we wrote down our net deferred tax assets as of December 31, 2017 by approximately $519,000 driven principally by the lowering of the U.S. corporate income tax rate from 35% to that of 21% effective January 1, 2018. Likewise, we recorded a corresponding net adjustment to our valuation allowance related to the re-measurement of certain net deferred tax assets using the lower U.S. corporate income tax.

We substantially completed our provisional analysis of the income tax effects of the Tax Act as of the year ended December 31, 2017. As provided under specific guidance issued by the SEC staff, we estimated the tax impacts related to the changes in our deferred tax assets and liabilities as a result of the Tax Act and included a reasonable estimate of those amounts in our consolidated financial statements as of and for the year ended December 31, 2017, on a provisional basis. However, the Tax Act repealed the corporate alternative minimum tax, or AMT, regime, including claiming a refund and full realization of remaining AMT credits. At year-end, we were not able to make a reasonable estimate with respect to the realization of our existing AMT credit carryforwards. Therefore, we continued to apply the income tax-related guidance that was in in effect immediately prior to the enactment of the Tax Act and maintained a full valuation allowance against our AMT-related deferred tax asset. As of March 31, 2018, we continue to analyze the nature, validity and recoverability of our AMT-related deferred tax credit carryforwards in order to record the underlying appropriate tax benefit. Accordingly, the ultimate impact related to the Tax Act may differ, possibly materially, due to, among other things, completing our analysis of the realization of available AMT credit refunds, further refinement of our calculations, changes in interpretations and assumptions that we made, additional guidance that may be issued by the U.S. Government, and actions and related accounting policy decisions that we may take as a result of the Tax Act. We expect our analysis to be complete when our 2017 U.S. corporate income tax return is filed in 2018.

We recognized an income tax net expense for estimated tax, penalties, and interest associated with uncertain tax positions of approximately $4,800 and $14,000 for the three-month periods ended March 31, 2018 and 2017, respectively.

As of each reporting date, management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. As of March 31, 2018 and December 31, 2017, management determined that sufficient negative evidence continued to exist to conclude it was uncertain that we would have sufficient future taxable income to utilize our deferred tax assets. Therefore, as set forth above, notwithstanding the possible effects on our deferred tax assets as a result of the Tax Act, we continued to maintain a full valuation allowance against our deferred tax assets as of March 31, 2018 and December 31, 2017.

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of March 31, 2018, our principal sources of liquidity were cash and cash equivalents totaling $4.49 million, trade accounts receivable of $2.54 million, and net current inventory of $10.93 million, as compared to cash and cash equivalents totaling $4.59 million, trade accounts receivable of $3.38 million, and current inventory of $11.21 million as of December 31, 2017. As described more fully below, we also have access to the $10 million Credit Facility with Wells Fargo.

During the three months ended March 31, 2018, our working capital decreased by approximately $609,000 to $14.09 million from $14.70 million at December 31, 2017. As described more fully below, the decrease in working capital at March 31, 2018 is primarily attributable to a decrease in our cash and cash equivalents resulting from cash used in our operations and purchases of property and equipment, a decrease in accounts receivable, a decrease in our allocation of inventory to short-term from long-term, and a decrease in prepaid expenses and other assets. These factors were offset partially by a decrease in accounts payable and a decrease in accrued expenses and other liabilities.

During the three months ended March 31, 2018, approximately $22,000 of cash was used by our operations. The primary drivers of our use of cash were a net loss of $578,000; a decrease in accounts payable of $495,000; and a decrease in accrued expenses and other liabilities (including changes in deferred rent and accrued income taxes) of $342,000. These factors were offset partially by a decrease in accounts receivable of $752,000; a decrease in prepaid expenses and other assets of $200,000; and a decrease in inventory of $279,000. In addition, the net effect of the changes in combined non-cash items in the amount of $162,000 positively impacted net cash used in operating activities during the three months ended March 31, 2018. The net effect of the adoption of the new revenue recognition accounting standard had no effect on our cash used in operating activities during the three months ended March 31, 2018.

Accounts receivable decreased principally due to increased collections during the first quarter of 2018 as compared with the same period in the prior year. We did not offer any extended Traditional segment customer payment terms during the three months ended March 31, 2018; however, we may offer these terms from time to time, which may not immediately increase liquidity as a result of current-period sales. We believe our competitors and other vendors in the wholesale jewelry industry have expanded their use of extended payment terms and, in aggregate, we believe that through our use of extended payment terms, we provide a competitive response in our market and that our net sales have been favorably impacted. We are unable to estimate the impact of this program on our net sales, but if we ceased providing extended payment terms in select instances, we believe we would not be competitive for some Traditional segment customers in the marketplace and that our net sales and profits would likely decrease.

We manufactured approximately $3.48 million in loose jewels and $1.53 million in finished jewelry, which includes the cost of the loose jewels and the purchase of precious metals and labor in connection with jewelry production, during the three months ended March 31, 2018. We expect our purchases of precious metals and labor to increase as we increase our finished jewelry business. In addition, the price of gold has increased significantly over the past decade, resulting in higher retail price points for gold jewelry. Because the market price of gold and other precious metals is beyond our control, the upward price trends could continue and have a negative impact on our operating cash flow as we manufacture finished jewelry.

Historically, our raw material inventories of SiC crystals had been purchased under exclusive supply agreements with a limited number of suppliers. Because the supply agreements restricted the sale of these crystals exclusively to us, the suppliers negotiated minimum purchase commitments with us that, when combined with reduced sales levels during prior periods in which the purchase commitments were in effect, have resulted in levels of inventories that are higher than we might otherwise maintain. As of March 31, 2018, $20.01 million of our inventories were classified as long-term assets. Loose jewel sales and finished jewelry that we manufacture will utilize both the finished goods loose jewels currently on-hand and, as we deplete certain shapes and sizes, our on-hand raw material SiC crystals of $4.45 million and new raw material that we are purchasing pursuant to the Supply Agreement.

Our inventory principally comprises the following two types of materials: (i) new material that has been produced since September 2015 to the present, which is the raw material for our Forever OneTM products with colorless and near colorless gemstones, or New Material; and (ii) legacy material that was produced through the period ended August 2015, which is the raw material for our Forever ClassicTM, Forever Brilliant® and lower grade gemstones, or Legacy Material. Of our total inventory as of March 31, 2018, 68% of the total inventory was New Material, while 32% was Legacy Material, as compared to percentages of total inventory of 64% of New Material and 36% of Legacy Material at December 31, 2017. We are actively selling loose Legacy Material gemstones and finished jewelry set with the Legacy Material gemstones through our omni-channel strategy. A more detailed description of our inventories is included in Note 5, “Inventories,” in the Notes to Condensed Consolidated Financial Statements.

On December 12, 2014, we entered into the Supply Agreement with Cree. Under the Supply Agreement, subject to certain terms and conditions, we agreed to exclusively purchase from Cree, and Cree agreed to exclusively supply, 100% of our required SiC materials in quarterly installments that must equal or exceed a set minimum order quantity. The initial term of the Supply Agreement will expire on June 24, 2018, unless extended by the parties. Accordingly, we are reviewing various alternatives with respect to our purchase of SiC material, including whether to exercise our unilateral option, subject to certain conditions, to renew the Supply Agreement for an additional two-year period. Our total purchase commitment under the Supply Agreement until June 2018 is dependent upon the size of the SiC material and ranges between approximately $29.60 million and approximately $31.50 million. As of March 31, 2018, our remaining purchase commitment through June 2018 under the Supply Agreement ranges from approximately $2.66 million to approximately $4.56 million.

During the three months ended March 31, 2018, we purchased approximately $2.49 million of SiC crystals from Cree. We expect to use existing cash and cash equivalents and other working capital, together with future cash expected to be provided by operating activities and, if necessary, our Credit Facility, to finance our purchase commitment under the Supply Agreement.

We made no income tax payments during the three months ended March 31, 2018. As of March 31, 2018, we had approximately $884,000 of remaining federal income tax credits, $533,000 of which expire between 2018 and 2021 and the balance without an expiration, which can be carried forward to offset future income taxes. As of March 31, 2018, we also had a federal tax net operating loss carryforward of approximately $24.59 million expiring between 2020 and 2036, which can be used to offset against future federal taxable income; North Carolina tax net operating loss carryforwards of approximately $20.22 million expiring between 2023 and 2032; and various other state tax net operating loss carryforwards expiring between 2021 and 2036, which can be used to offset against future state taxable income.

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

Since the Credit Facility matures on June 25, 2018, we are currently reviewing various credit facility alternatives. Given the Company’s market growth and our improved financial strength over recent periods, we believe that we may have access to additional sources of working capital that may provide more advantageous terms than the existing Credit Agreement.

As of March 31, 2018, we had not borrowed against the Credit Facility.

We believe that our existing cash and cash equivalents and other working capital, together with future cash expected to be provided by operating activities, will be sufficient to meet our working capital and capital expenditure needs over the next 12 months. Our future capital requirements and the adequacy of available funds will depend on many factors, including (i) our rate of sales growth; (ii) the expansion of our sales and marketing activities; (iii) the timing and extent of raw materials and labor purchases in connection with loose jewel production to support our moissanite jewelry business, as well as, precious metals and labor purchases in connection with jewelry production to support our finished jewelry business; (iv) the timing of capital expenditures; and (v) the risk factors described in more detail in “Risk Factors” in this report and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017. We obtained the Credit Facility to mitigate these risks to our cash and liquidity position. Also, we may make investments in, or acquisitions of, complementary businesses, which could also require us to seek additional equity or debt financing.

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

 Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. During the three months ended March 31, 2018, we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 1A.	Risk Factors

We discuss in our Annual Report on Form 10-K for the year ended December 31, 2017 various risks that may materially affect our business. There have been no material changes to such risks, except as set forth below.

We are currently dependent on a limited number of distributor and retail partners in our Traditional segment for the sale of our products. A significant portion of the moissanite jewels and finished jewelry featuring moissanite that we sell are distributed through a limited number of distributors and retail partners in our Traditional segment, therefore, we are dependent upon these companies for distribution of our products. During 2017, our three largest customers, which are loose jewel and finished jewelry distributors, collectively accounted for approximately 38% of net sales. As we continue to build our finished jewelry business, we anticipate in the near term that a significant portion of the moissanite jewels and finished jewelry featuring moissanite that we sell will continue to be to a limited number of distributors and retailers.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table lists all repurchases during the three months ended March 31, 2018 of any of our securities registered under Section 12 of the Exchange Act by or on behalf of us or any affiliated purchaser:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 - January 31, 2018	106,502	$1.11	-	$-
February 1, 2018 - February 28, 2018	-	$-	-	$-
March 1, 2018 - March 31, 2018	-	$-	-	$-
Total	106,502	$1.11	-	$-

(1)
Represents shares of performance-based restricted stock originally granted on February 23, 2017 that were forfeited in connection with the restructuring of the awards on January 30, 2018 from 100% restricted stock to 70% restricted stock and 30% cash. As part of this restructuring, 30% of each performance-based restricted stock award was forfeited and replaced with a cash award, resulting in an aggregate of 106,502 shares of restricted stock being deemed purchased by our Company for purposes of disclosure in this table.

Item 6.	Exhibits

The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description

10.1
Charles & Colvard, Ltd. 2018 Senior Management Equity Incentive Program, effective January 1, 2018 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on February 1, 2018)

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

101
The following materials from Charles & Colvard, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARLES & COLVARD, LTD.

	By:	/s/ Suzanne Miglucci
May 8, 2018		Suzanne Miglucci
President and Chief Executive Officer

	By:	/s/ Clint J. Pete
May 8, 2018		Clint J. Pete
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)