Form 10-KT
period 2018-06-30
CHARLES & COLVARD LTD
filed 2018-09-07
CIK 1015155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KT

(Mark One)

☐	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended ___________

OR

☒	Transition report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

For the transition period from      January 1, 2018      to       June 30, 2018

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
Yes ☒        No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KT or any amendment to this Form 10-KT.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of December 31, 2017, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant was $24,853,779 based on the closing sales price as reported on The Nasdaq Capital Market.

As of August 30, 2018, there were 21,598,069 shares of the registrant’s common stock, no par value per share, outstanding.

DOCUMENT INCORPORATED BY REFERENCE

Certain portions of the Proxy Statement for the registrant’s 2018 Annual Meeting of Shareholders to be held on November 8, 2018 are incorporated by reference into Part III of this Transition Report on Form 10-KT.

CHARLES & COLVARD, LTD.

FORM 10-KT
For the Transition Period from January 1, 2018 to June 30, 2018

FORWARD-LOOKING STATEMENTS

This Transition Report on Form 10-KT contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Statements expressing expectations regarding our future and projections relating to products, sales, revenues, and earnings are typical of such statements and are made under the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations, and contentions and are not historical facts and typically are identified by use of terms such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “continue,” and similar words, although some forward-looking statements are expressed differently.

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future. You should be aware that although the forward-looking statements included herein represent management’s current judgment and expectations, our actual results may differ materially from those projected, stated, or implied in these forward-looking statements as a result of many factors including, but not limited to, our dependence on consumer awareness, acceptance, and growth of sales of our products resulting from our strategic initiatives; the impact of the execution of our business plans on our liquidity; our ability to fulfill orders on a timely basis; intense competition in the worldwide jewelry industry; the financial condition of our major customers and their willingness and ability to market our products; dependence on a limited number of distributor and retail partners in our Traditional segment; dependence on our exclusive supply agreement with Cree, Inc., for the supply of our silicon carbide, or SiC, crystals; our ability to maintain compliance with The Nasdaq Stock Market’s continued listing requirements; general economic and market conditions, including the current economic environment; quality control challenges from time to time that can result in lost revenue and harm to our brands and reputation; the potential impact of seasonality on our business; the impact of natural disasters on our operations; the pricing of precious metals, which is beyond our control; our current customers’ potential perception of us as a competitor in the finished jewelry business; the impact of significant changes in e-commerce opportunities, technology, or models; the risk of a failure of our information technology infrastructure to protect confidential information and prevent security breaches; the potential adverse effect of December 2017 U.S. tax legislation; our ability to protect our intellectual property; the potential adverse impact of negative or inaccurate social media commentary; risks of conducting business in foreign countries; the failure to evaluate, implement, and integrate strategic opportunities; possible adverse effects of governmental regulation and oversight; and the impact of anti-takeover provisions included in our charter documents, in addition to the other risks and uncertainties described in more detail in “Risk Factors” in Part I, Item 1A, of this Transition Report on Form 10-KT. Forward-looking statements speak only as of the date they are made. We undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur except as required by the federal securities laws, and you are urged to review and consider disclosures that we make in the reports that we file with the Securities and Exchange Commission, or SEC, that discuss other factors relevant to our business.

EXPLANATORY NOTE REGARDING THIS TRANSITION REPORT

On January 30, 2018, our Board of Directors approved a change in our fiscal year from a fiscal year beginning on January 1 and ending on December 31 of each year to a fiscal year beginning on July 1 of each year and ending on June 30 of the following calendar year. The change to the fiscal year reporting cycle began July 1, 2018. This Transition Report on Form 10-KT includes financial information for the six-month transition period from January 1, 2018 to June 30, 2018, or the transition period ended June 30, 2018. For comparative purposes, unaudited financial information has been included for the period from January 1, 2017 to June 30, 2017. The unaudited results for the six months ended June 30, 2017, or the six months ended June 30, 2017 (unaudited), are derived from our books and records. In the opinion of management, the results for the six months ended June 30, 2017 (unaudited) reflect all adjustments necessary to present the financial position and results of operations in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP.

PART I

Item 1.	Business

Overview

Our Mission

At Charles & Colvard, we believe luxury can be both beautiful and conscientious. With innovative technology and sustainable practices, our goal is to lead a revolution in the jewelry industry – delivering a brilliant product at extraordinary value balanced with environmental and social responsibility.

Charles & Colvard, Ltd., a North Carolina corporation founded in 1995 (which may be referred to as Charles & Colvard, we, us, or our), manufactures, markets and distributes Charles & Colvard Created Moissanite® (which we refer to as moissanite or moissanite jewels) and finished jewelry featuring our proprietary moissanite gemstone for sale in the worldwide jewelry market. Our unique differentiator, moissanite – The World’s Most Brilliant Gem® – is core to our ambition to create a movement around beautiful, environmentally and socially responsible fine jewelry and fashion jewelry. Charles & Colvard is the originator of lab-created moissanite, and we believe that we are leading the way in delivering the most pure form of this gemstone through technological advances in gemstone manufacturing, cutting, polishing and setting.

Our strategy is to build a globally revered brand of gemstones and jewelry that appeals to a wide consumer audience and leverages our advantage of being the original and leading worldwide source of created moissanite. We believe a direct relationship with consumers is important to this strategy, which entails delivering tailored educational content, engaging in dialogue with our audience, and positioning our brand to meet the discerning needs of today’s consumer. We sell loose moissanite jewels and finished jewelry through two operating segments: our Online Channels segment, which comprises our charlesandcolvard.com website, e-commerce outlets, including marketplaces, drop-ship customers such as Overstock.com, and other pure-play, exclusively e-commerce customers, such as Gemvara; and our Traditional segment, which consists of wholesale, retail, and historically, television customers. For more information about our operating segments, see Note 3, “Segment Information and Geographic Data”, in the Notes to the Consolidated Financial Statements. We believe our expanding application of an omni-channel sales strategy across the jewelry trade and to the end consumer with branded finished jewelry featuring moissanite positions Charles & Colvard goods at the many touchpoints where consumers are when they are making their buying decisions – thereby creating greater exposure for our brand and increasing consumer demand.

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

Our Market Opportunity
By 2020 the global online fashion jewelry market is expected to drive $45 billion in sales, which is expected to represent 15% of the global jewelry market, and global online fine jewelry is projected to represent a staggering $30 billion of the global jewelry market according to Forbes.com and McKinsey & Company. Concurrently, the lab-created gemstone opportunity is expected to reach an $8 billion market size by 2020, according to the Wall Street Journal. We believe this convergence of the online jewelry shopper and the emergence of lab-created gemstones as a solution to the underserved, ethically-minded value consumer shapes a bright and sizeable future opportunity for Charles & Colvard and jewelry designed with our exceptional gemstone.

Our Strategic Direction

As consumers, and particularly those in the Millennial generation, have shifted to significant levels of online shopping and buying patterns, we have had to transform our go-to-market strategy in a relatively short period. Our historical business was that of a gemstone manufacturer, and as such, we created gemstones, and leveraged our distributor network as the primary method for delivering our goods to market. That meant relying on our Traditional segment partners to generate interest and sales for our gemstone, while they were doing the same for other gemstones and jewelry across the industry. Consequently, we believe there was a substantial lack of market awareness for moissanite and the Charles & Colvard brands.

In order to address these issues, we began building a new leadership team in December 2015. This team increased the focus on the importance of a direct connection with the consumer, and over the course of the last three years began implementing new strategies to strike a dialogue with this audience.

In October 2016, we re-launched Charles & Colvard with the intent to position both Charles & Colvard and its innovative moissanite products as a premium gemstone and jewelry brand. During this pivotal time, we launched the charlesandcolvard.com website as our primary storefront, established our brand across key social media properties, and began a significant digital marketing campaign to gain exposure, build brand awareness, and begin the journey of establishing a lifetime relationship with consumers that are seeking an alternative luxury brand that aligns with their buying preferences.

The year ended December 31, 2017, was a year of growth and optimization of our branding initiatives. We progressed the business from our 2016 re-launch, and focused on driving consumer awareness while making calculated marketing and sales investments as we engaged new channel partners and forged inroads into new markets. Over the course of the year, we executed our strategic plan with new innovations in our Forever OneTM product line and finished jewelry offerings. We invested in key retail and wholesale partnerships, as evidenced by our brick-and-mortar expansion into nearly all Helzberg Diamonds stores. We explored new channels, applying our e-commerce expertise as we rolled-out our inaugural presence on Tmall® in China, and achieving authorized Seller-Fulfilled Prime status on Amazon.com. We believe that we improved the customer experience with our brand by taking such actions through charlesandcolvard.com as offering free shipping and introducing a 60-day free returns policy. We also believe that we were able to begin amplifying our global marketing efforts as we advanced toward improved operating results.

During the transition period ended June 30, 2018, we delivered on several key initiatives that we believe helped create a strong underpinning for our business as we move forward into the fiscal year ending June 30, 2019. Among these achievements, we entered into an amendment to our exclusive Supply Agreement with Cree, Inc., or Cree, for the supply of SiC materials that extends the agreement by five years with a unilateral option, subject to certain conditions, for renewal for an additional two-year period. The amendment also allows us under certain conditions to purchase alternative SiC material whose standards fall outside of Forever OneTM specifications.

During June and July 2018, we negotiated and entered into a new $5.00 million asset-based revolving credit facility with White Oak Commercial Finance, LLC, or White Oak. The annual borrowing fees associated with our new credit facility are lower than those in connection with our previous credit facility with a commercial bank, and moreover, we believe the borrowing terms and financial covenants underlying the new credit facility are less restrictive than those under our previous credit arrangement. Accordingly, we believe our new credit facility will empower us to be more nimble when executing our strategic plans.

In May 2018, we introduced Moissanite by Charles & Colvard®, which is a value line of our gemstones that offers the cost-conscious consumer a competitively-priced option for moissanite jewels. We expanded a key retail relationship with Walmart, Inc., and initiated a new retail arrangement with Stein Mart, Inc., or Stein Mart, each of which we believe will be instrumental in expanding the Charles & Colvard brand and positioning our products with other luxury brand options. We invested in new cooperative marketing relationships that we believe will be essential for proliferating the Charles & Colvard brand into these new and innovative marketing channels. We also signed new international e-commerce agreements that are cross-border digital platforms, which will make it easier for us to sell and ship our products globally. Finally, we significantly expanded our media exposure into nationally-recognized fashion-related print media, such as, Glamour Magazine and Martha Stewart Weddings Magazine, as well as on nationally-broadcast television shows, such as Megyn Kelly TODAY.

A more detailed description of our achievements during the year ended December 31, 2017 and the transition period ended June 30, 2018, is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our strategy for the fiscal year ending June 30, 2019, is to focus on growth and market expansion across channels and geographies. As competitive moissanite has made its way to market, there is no more important time than now to confirm Charles & Colvard’s leadership position as the premier worldwide moissanite provider and to further establish our presence in emerging markets. Our key strategies for fiscal 2019 are:

•
Drive organic revenue growth and maintain attractive margins – We plan to continue engaging our target customers through creative and progressive marketing campaigns and to continue leveraging technology to ensure efficiencies in our marketing, sales and customer service functions.

•
Expand our gemstone and jewelry offerings to serve a broad range of customers – We plan to continue innovating our moissanite gemstone offerings and further enhance our jewelry offerings to include unique, curated collections, and new styles at multiple price points that will appeal to a broader and more sophisticated audience.

•
Target the global market opportunity through continued brand building, focused channel expansion and world-class customer service – We plan to diversify and expand our global customer base in a low-risk manner by introducing our brand in select markets via cross-border trade, or CBT, initiatives and through established marketplaces.

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

Our Guiding Principles

One of the most critical factors in implementing our strategies and achieving success is our team of employees. We carefully develop, support and reward our team members, making sure they know our fundamental mission, which is to lead a revolution in the jewelry industry – delivering a brilliant product at an extraordinary value balanced with environmental and social responsibility. We have set forth Guiding Principles that set the tone for everything we do – from structuring our interactions with partners, customers and shareholders to the way we operate our business, and the products we bring to market. Following are the principles that guide our actions:

•	Catalyze – Build positive momentum with customers and influencers by being thoughtful and trustworthy in every interaction.

•	Innovate – Disrupt the jewelry industry through use of technology – in gemstone and jewelry design, business processes and engagement with our audience.

•	Aspire – Be socially conscious, economically informed and environmentally responsible. Build a sustainable business and give back through community acts.

•	Obsess – Think like a consumer, act like a friend. Constantly seek ways to reduce friction between the brand and our audience.

•	Achieve – Focus attention on the interdependent successes of individual, brand and shareholder.

•	Enrich – Promote personal growth and the ability to effect positive change in the business by cultivating a culture of critical thinking and creativity.

Our Audience

Our consumer audience is in transition. Historically, our audience has largely comprised Baby Boomers and Generation X – which we consider an older set of consumers driven by a traditional style of jewelry. Today, our market research and buying habit analytics indicate that, regardless of demographic, our audience – which seems to be moving toward being largely represented by the Millennial consumer – appears to be driven by three distinct motivating factors: (i) Beauty – the innate brilliance of our gemstone and jewelry selection; (ii) Value – the “bang for the buck” possible with moissanite, and the ability to buy luxury items while saving money for other things in life; and (iii) Conscientiousness – having a positive impact on the world by buying from brands that are environmentally and socially responsible.

Our marketing programs are driven by this understanding of our audience and their motivating factors. Their mindset drives the segmented messages we deliver, defines the partners and kindred brands we select and co-promote with, and determines the channels in which we engage with our audience.

While these common motivating factors transcend demographics, we believe that we are seeing distinct trends that lend themselves to highly targeted marketing programs. Most distinctly, we have discovered what we refer to as the conscientiousness factor emanating from the Millennial and burgeoning Generation Z demographics. Based on our market research, we believe that today’s younger consumers are socially and ethically wired. This set of demographics reflecting the conscientiousness factor appears to proactively seek out goods and services that align with their core principles and become devoted and vocal advocates of brands that embody ‘green’ practices.

Based on our research, we have seen that more than 50% of our online purchases from our charlesandcolvard.com website and our related Google Analytics, come from the Millennial demographic, as that group is defined by Nielsen, a global measurement and data analytics company. We also have seen that the percentage of Millennials driving the overall e-commerce market is growing when compared to the prior year’s analytics, based on studies from Pinterest, a mobile application company that tracks worldwide website usage. In addition, we have seen indications that the awareness and desirability of moissanite and lab-grown gemstones is growing within this demographic, based on data from Pinterest and Google Analytics. Finally, data from MVI Marketing, LLC, a consumer and luxury goods market research firm specializing in the jewelry trade, suggests approximately 68% of Millennials would consider purchasing moissanite or other lab-created gemstones as the center stone for engagement rings. This consumer group remains our fastest growing Online Channels demographic.

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

Marketing to the Online Channels Segment

Driven by knowledge of our changing audience, we adjusted our strategy and marketing tactics throughout the year ended December 31, 2017 and the transition period ended June 30, 2018, and proactively engaged our consumers through a multi-channel digital marketing strategy. Our goal is to continue growing our direct relationship with the consumer, which we believe will drive interest across all of our selling channels. Our approach for marketing directly to the consumer includes the following online programs:

•
Social Media – To reinforce and support our position as the leading source of ethically-sourced, lab-created moissanite, our marketing team manages several social media initiatives that target current and future jewelry consumers to support the promotion and sale of Charles & Colvard Created Moissanite®. Our campaigns are focused on driving a consistent message emphasizing the environmentally and socially responsible aspects of our jewels and jewelry, their everlasting beauty, and overall value. Our social media efforts include both owned posts and engagements (our own profiles and activities) as well as paid placement (ads presented to targeted audiences).

•
Digital Marketing – Approximately 71% of consumers begin their buying journeys by using a web search to discover new products and services, according to a recent research study by Forrester Research, Inc., a global independent research, data, and advisory services firm. In short, we believe the typical buyer’s journey is a digital one. Digital marketing encompasses the myriad ways we can be a part of that journey – from Search Engine Marketing (keyword buys and ads) to digital display (banner ads and product re-targeting ads) to video pre-roll (ads playing before third-party YouTube videos), and native advertising (long-form content produced in conjunction with digital-media and entertainment outlets). We are using, and continually optimizing, available digital marketing channels and will continue to monitor new forms of paid media as they arise, assessing whether they will be effective in helping us connect with our target audiences.

•
Influencer Campaigns – Up to 92% of consumers trust an influencer more than an ad or traditional celebrity endorsement, according to Forbes Magazine and a study from MuseFind Technologies Inc., a leading U.S. influencer marketing authority. This is a clear indicator of what marketers have already come to accept: that people trust other people more than they trust brands. However, we believe there is a caveat: the influencers that a brand partners with must truly be aligned in mindset. We do not believe that we can simply find someone with millions of followers, pay them to post about our brand and product, and expect to see results. Instead, we believe we must find influencers who embody the same mindset as our brand and believe in the products we bring to market. This takes time, and we plan to continue to build our influencer network throughout fiscal 2019.

•
Cooperative Marketing – In addition to our programs working directly with influencers, we are also partnering with other brands who have influence with specific segments of our audience. These influencers’ reach and authority allow us to jump start relationships with potential buyers who may not be familiar with Charles & Colvard. For example, based on our research and social media interactions, we have found that a portion of our buyers have military ties. Therefore, we are partnering with Leading Points, a program that reaches active and veteran military service members and their families. Separately, we have also partnered with She Should Run, which is a non-partisan organization dedicated to help women run for public office. We believe that a large segment of this audience is the woman who is highly-motivated and self-purchasing – the same audience that we aim to reach. And, among other cooperative marketing-related partnerships, we are working with Flont, Inc., or Flont, a fine jewelry rental service, and Cartera Commerce, Inc., or Cartera, which is a membership organization that partners with elite-brand companies that use loyalty programs to reward their customers for ongoing and repeat purchase transactions. We believe that, like us, Flont and Cartera are organizations that understand a new approach to marketing luxury items that the Millennial demographics embody. We will continue to seek new cooperative marketing relationships that we believe will create new exposure opportunities for Charles & Colvard.

•
Sweepstakes – We believe sweepstakes, especially leveraging social media platforms in partnership with kindred brands, are powerful in acquiring and engaging new audiences. Through the use of sweepstakes in 2017 and the transition period ended June 30, 2018, we increased our email marketing subscribers and social media followers, generated a multitude of user-generated content about our brand and products, and converted new customers. Sweepstakes will be a marketing tactic we intend to expand upon throughout fiscal 2019.

•
A Twist on the Traditional TV Channel – Throughout our history, we have utilized TV as a channel to reach our consumers. In 2017, we identified a shift in our audience and how they began to disengage from TV and shift to online and streaming video. We are combining our years of knowledge about video marketing, and the power of seeing our product in motion, with our growing expertise in digital marketing. We believe these efforts will culminate in extensive use of video marketing in the form of informational segments delivered on our social media channels, video-style guides on our website, YouTube and other third-party owned video channels and branded video campaigns, as well as livestreaming video, as we move forward into fiscal 2019.

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

Distributing to the Online Channels Segment

Equally as important to us as marketing to our direct consumer audience is moving our customers through the process of engaging with our brand – and eventually converting them into a lifetime customer. Throughout the above marketing tactics, we employ calls to action that drive the consumer to the many places where they can view our products and complete their purchase. We utilize a centralized distribution and fulfillment facility in Morrisville, North Carolina, to fulfill Online Channels orders. Following are our primary online transactional channels:

•
charlesandcolvard.com – Throughout 2017 and the transition period ended June 30, 2018, we significantly enhanced our transactional website to optimize for the mobile consumer and to reduce friction between our brand and the shopper. Programs such as free shipping, a 60-day returns policy, and an enhanced and optimized shopping experience were rolled out. With data collected through web analytics, and through user surveys that reveal how consumers use the site, we are in a continual state of optimizing the buying experience – making it easier for shoppers to browse, sort and compare. We utilize these data to inform the selection of new, leading-edge technologies to further enhance our users’ experience, including technologies provided by such partners as Amazon Pay, Affirm, Inc., and PayPal Holdings, Inc., or PayPal, for financing purchases, Braintree, a service of PayPal, for ease of transfer, and Flow, which is a company that specializes in facilitating cross-border global trade and e-commerce services. Our goal is to remain continually focused on improving our customers’ experience.

•
Cross-Border Trade – With 84% of global e-commerce sales predicted to take place outside of Europe and North America by 2020, according to statistics from Statista.com (based on data from Shopify Inc., a global cloud-based, multi-channel commerce platform), we are combining regionalized marketing efforts in new geographies with promotional campaigning to drive international consumers to our charlesandcolvard.com web property. Through the application of market-leading CBT technology, such as building our relationship with Flow, we believe CBT to be a significant opportunity in fiscal 2019 and beyond. For example, Flow is widely considered the next-generation for CBT e-commerce transactions and is known worldwide to be revolutionizing how merchants go global. Flow’s platform helps such global enterprises create a positive shopping experience for their international customers while helping to ensure a complete and accurate record of CBT transactions for the enterprise.

•
Marketplaces – As noted previously, a large majority of buyers start their online shopping experience with a web search. In fact, as many as 55% of those searches begin on Amazon, according to BloomReach, Inc., a global content management firm. That number skews even higher within the Millennial demographic in that Amazon is the web search brand Millennials identify as most relevant based on a finding by the Pew Research Center, a renowned nonpartisan fact think tank. Therefore, we have made a point to be prominent on Amazon, achieving Seller-Fulfilled Prime status in 2017, which means we have the option of fulfilling orders with the same benefits of Amazon Prime. This will enable us to be positioned more prominently in Amazon’s search platform and to take advantage of their negotiated shipping rates and service levels that, in turn, will lower our shipping costs. This status is available by Amazon to only those sellers who have a history of fulfilling orders quickly and not running out of stock. We are also prominent on eBay and a multitude of other specialty marketplaces, allowing us to meet our customers where they want to buy.

•
Pure-Play E-tailers – Bain & Company, a global management consulting firm, estimates that 28% of total retail sales will become e-commerce centric by 2030. As consumers become more digitally savvy, new businesses have gained traction by tailoring their product, services and experiences to specific consumer preferences. We believe that these pure-play e-tailers offer unique opportunities for Charles & Colvard to feature our gemstones and connect with their loyal audiences. As our fiscal 2019 strategy evolves, we plan to focus on expanding these relationships and forging new partnerships that enable us to reach differentiated audiences.

•
Drop Ship Retail – In an effort to smartly expand their assortments, many retailers utilize direct fulfillment from their vendors to their consumers, or drop-ship, as it enables them to offer a more robust assortment online without having to physically take ownership of the goods in their warehouse. These retailers are consistently seeking socially responsible brands to serve the growing demand for conscientious product selection from their audiences. As we have refined charlesandcolvard.com’s post-purchase customer experience to deliver fast shipping and a streamlined returns process, we are leveraging these enhanced processes to support the increasing opportunity among retailers that are incorporating drop-ship as core to their online assortment expansion strategy.

Marketing to the Traditional Channels Segment

The Traditional Channels segment is our legacy segment – representing such outlets as distributor partners, brick-and-mortar retail, and historically, traditional television shopping. Going forward, with the exception of television shopping, these channels remain important avenues for Charles & Colvard to drive product to market and be present in the many places the consumer takes their shopping journey.

•
Trade advertising – Throughout the year ended December 31, 2017 and the transition period ended June 30, 2018, we continued to target the trade with print advertisements featuring moissanite, with specific emphasis on our Forever OneTM moissanite jewels and finished jewelry featuring the Forever OneTM jewel in leading trade publications. We intend to continue to deliver meaningful promotion of Forever OneTM as we further expand this product line into the wholesale distribution segment. In May 2018, we introduced a new grade of moissanite, Moissanite by Charles & Colvard®, which delivers to the trade a price-sensitive moissanite product that competes with other comparable value-based products making their way to market. To further engage the trade, in 2018, we initiated a webinar series in which experts in gemology, jewelry trends and jewelry trade marketing deliver insights to our distributor and retail partners helping them to communicate better with their end-consumers regarding the qualities of moissanite and the drivers underlying the current growing interest in moissanite. Currently, we have three more webinars planned for fiscal 2019, and based on the response to those broadcasts, we may plan for additional webinars going forward. Additionally, we utilize a Partner Portal on our website into which authorized distributor and retail partners can gain secured access to our logos, branding materials, and other marketing-related guidelines.

•
Industry associations – We maintain relationships with major jewelry industry organizations and jewelry trade publications as an opportunity to communicate with our peers on a consistent basis through media coverage, trade shows, and charitable events, among others.

•
Trade shows – Our attendance at leading jewelry trade shows as a sponsor, an exhibitor, or a participant has helped us extend our outreach to customers. During the year ended December 31, 2017 and the transition period ended June 30, 2018, we attended major domestic and international jewelry industry trade shows including JCK, North America’s largest annual jewelry trade event in Las Vegas, and the Hong Kong Gem and Jewellery Fair. We intend to continue investing in these important industry events in fiscal 2019.

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

•
Retail – In order to create awareness and exposure for our gemstones, jewelry, and brands, we sell loose moissanite jewels and finished jewelry featuring moissanite at wholesale prices to nationally recognized and emerging retail customers through a broad range of channels including jewelry chains and department stores. Historically, we also sold loose moissanite jewels and finished jewelry at wholesale prices to television shopping networks. Wholesale orders are received via purchase order and fulfilled from our centralized distribution and fulfillment center.  In addition, we have placed loose moissanite jewels and finished jewelry inventory in stores on a consignment basis. We continue to evolve our retail channel strategy as we optimize our historical methods and partners.

•
Domestic Manufacturers and Distributors – In order to service the vast number of independent jewelers, jewelry stores, and smaller jewelry chains, we sell our loose moissanite jewels to domestic wholesale distributors and finished jewelry manufacturers at distributor prices, that in turn resell the loose jewels or finished jewelry at a markup to independent jewelers and jewelry stores – whether brick-and-mortar, online, or both. In addition, we have placed loose moissanite jewels and finished jewelry inventory with select domestic distributors on a consignment basis. We continue to evaluate our channel strategy for domestic distributors, which may result in a change to our historical domestic distributor methods and partners.

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

For a discussion of our largest customers for the transition period ended June 30, 2018 and the years ended December 31, 2017 and 2016, see Note 14, “Major Customers and Concentration of Credit Risk”, in the Notes to the Consolidated Financial Statements.

Seasonality

Sales in the retail jewelry industry are typically seasonal due to increased consumer purchases during the calendar year-end holiday season. Because historically we have primarily sold our loose moissanite jewels and finished jewelry featuring moissanite at wholesale pricing to distributors, manufacturers, and retailers, our sales to support the holiday season have largely taken place during the third and beginning of the fourth calendar quarters, depending on the sales channel and the level of advanced planning and production our customers undertook. However, the effect of seasonality on our business is also impacted by the timing of orders we receive to support new or expanded distribution and the level of current inventory positions held by our customers. In recent years, we have experienced a higher degree of seasonality in the fourth calendar quarter than we have experienced in prior years primarily as a result of the holiday season sales to end consumers through our Online Channels segment. In future periods, as sales of our finished jewelry increase to retailers and directly to consumers, both in dollars and as a percentage of total sales, we anticipate a seasonality trend more typical with the retail jewelry industry, and these factors may significantly affect our results of operations in a given quarter.

In connection with the change in our fiscal year-end, the results of our fiscal quarters (three months ended March 31, June 30, September 30 and December 31 of each year) are expected to reflect the same effects of the seasonal trends on jewelry industry-related revenues discussed above, except that twelve-month periods beginning after June 30, 2018, are expected to reflect increased distributor, manufacturer and retailer sales activities relating to the calendar year-end holiday season impacting our results more predominately during our first and second fiscal quarters. Due to this change in our fiscal year-end, the effect of seasonality, particularly with respect to the effects of the year-end holiday season, on our business is less pronounced during the transition period ended June 30, 2018.

Moissanite

Over 120 years ago, Nobel Prize-winning chemist, Henri Moissan, Ph.D., first discovered the extremely rare mineral, SiC, in a meteorite crater in Arizona. Over a century after the discovery of SiC, and after years of experimentation, researchers from the Research Triangle Park in North Carolina developed and patented a thermal growing process for creating pure SiC crystals in a controlled laboratory environment. This long-sought-after breakthrough made possible the world’s first lab-created moissanite gemstone – posthumously named after its discoverer. With hardness rivaling any mineral on earth, and optical properties exceeding all mined and created gemstones, we believe moissanite is a brilliant jewel that is free from environmental and ethical issues, and capable of disrupting traditional definitions of fine jewelry.

Naturally-occurring moissanite is generally very small in size, dark green or black in color, and not a commercially viable source of gemstone material. Therefore, in order to create high quality moissanite material in desirable colors and across a range of carat sizes that will appeal to a consumer audience, we expect only lab-grown SiC crystals to provide a sustainable source of moissanite for gemstones. In addition to carat size, important characteristics of a gemstone are beauty, durability, and rarity. The beauty of a colorless or near-colorless gemstone is characterized by its color, brilliance, and fire. The brilliance of a gemstone is measured by its refractive index, or the extent to which, when coupled with the facet design, the gemstone reflects light. The fire of a gemstone, or the breaking of light rays into spectral colors, is measured by its dispersion. Durability is determined by a gemstone’s hardness, or resistance to scratching and toughness, or resistance to chipping or cleaving. Rarity is the availability or perceived availability of a gemstone.

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

Products and Product Development

Moissanite jewels

Historically, Charles & Colvard primarily sold legacy moissanite jewels including Forever ClassicTM and Forever Brilliant®. We continue to offer these legacy products in limited shapes and sizes, and only when available, through our Traditional segment as well as through our Online Channels segment through drop ship retail, and direct-to-consumer e-commerce marketplace outlets. In 2015, we announced availability of our premier product, the first colorless moissanite jewel, Forever OneTM, which grades from colorless (D-E-F) to near-colorless (G-H-I) using the Gemological Institute of America’s color grading scale. Our limited launch was met with great enthusiasm from channel partners and consumers. In response to this demand, we continue to expand our Forever OneTM product line with additional shapes and sizes. Today, we offer Forever OneTM in 17 cuts, and a multitude of sizes ranging from melee accent stones as small as .005 carats to gemstones up to 6.13 carats, and our recently-released Exotics that are as large as 15.55 carats diamond equivalent weight, or DEW.

In May 2018, we announced the availability of a new grade of gemstone, Moissanite by Charles & Colvard®. We believe that, with the exception of our own colorless moissanite jewel, Forever OneTM, our new gemstone is a cut above other moissanite on the market.  Created from the same patented SiC material that offers unparalleled clarity, we believe that Moissanite by Charles & Colvard® is truly a revolutionary value. The distinction between Forever OneTM and Moissanite by Charles & Colvard® is made through our applied expertise throughout the design and manufacturing process summarized below and described in more detail in “Manufacturing and Quality Assurance”. We believe that due to the discerning approach we take to ensure the quality of Forever OneTM, it remains far above any other offering available today. By closely evaluating clarity, color, and cut, we are able to determine which gemstones meet our exemplary standards for Forever OneTM, and those that fit within one of our multiple grade Moissanite by Charles & Colvard® gemstones.

Our manufacturing process starts with SiC material primarily manufactured by Cree through its patented process. This proprietary growing process creates a SiC material that is nearly free of micropipes – a type of inclusion sometimes found in lab-grown SiC material. However, based on the terms of the amended Supply Agreement with our strategic partner, we are permitted to purchase certain amounts of SiC materials from third parties under limited conditions. Either way, the SiC material comes to us as a boule, or a formed mass, that has the atomic structure of a single crystal. After beginning our manufacturing process, each boule is carefully inspected by our certified gemologists to ensure it meets our minimum standards for Charles & Colvard Created Moissanite® gemstones, including those for clarity and color grades. The products that meet appropriate minimum quality standards move forward on the journey to become our Charles & Colvard Created Moissanite® gemstones. From this point, as the product continues to move through our manufacturing process, it is subjected to further processing steps, such as cutting, faceting, and finishing. At the end of our manufacturing process, it’s the clarity and color designation, coupled with further inspection by our certified gemologists regarding the quality levels of the cutting, faceting, and finishing processes, that will ultimately determine if the product becomes one of our premier Forever OneTM gemstones or one our multiple grade Moissanite by Charles & Colvard® gemstones.

Moissanite finished jewelry

We began selling finished jewelry featuring moissanite in 2010. Our core designs included stud earrings, solitaire and three-stone rings, pendants, and bracelets. We are now selling an expanded selection of fashion-oriented, designer-inspired moissanite jewelry that we offer as an expansion to the core line of jewelry. The primary ingredients of our moissanite finished jewelry are loose moissanite jewels that we have on hand as part of our finished goods inventory, white, yellow, and rose gold settings, sterling silver settings, and labor to mount the jewels into the settings.

In addition, we historically purchased fashion finished jewelry comprising base metals and non-precious gemstones for sale through Lulu Avenue®. This finished jewelry was fashion oriented and subject to styling trends that could change with each catalog season. The majority of this finished jewelry was custom designed for us. We made limited purchases of fashion finished jewelry after the divestiture of our direct-to-consumer home party business in March 2016.

Source of Raw Material

Our moissanite jewels are made from gem-grade SiC crystals. Our primary supplier of SiC crystals is Cree with which we have certain exclusive supply rights for SiC crystals to be used for gemstone applications. In addition, based on the terms of the Supply Agreement, as amended, with Cree described below, we are permitted to purchase certain amounts of SiC materials from third parties under limited conditions. We source the metals used for our finished jewelry, including white, yellow, and rose gold and sterling silver, from a number of domestic and international manufacturers located in the U.S, China, India, Mexico, Hong Kong, Vietnam, or Portugal. In line with our goal of providing socially and ethically-sourced products, we require suppliers to adhere to our stringent supplier guidelines, as well as to certify that their gold is coming from conflict free sources and that all metals supplied to us are responsibly sourced.

Exclusive Supply Agreement with Cree

On December 12, 2014, we entered into an exclusive supply agreement with Cree, or the Supply Agreement, which superseded and replaced our prior agreement with Cree. Under the Supply Agreement, subject to certain terms and conditions, we agreed to exclusively purchase from Cree, and Cree agreed to exclusively supply 100% of our required SiC materials in quarterly installments that must equal or exceed a set minimum order quantity. The initial term of the Supply Agreement was scheduled to expire on June 24, 2018. However, effective June 22, 2018, the Supply Agreement was amended to extend the expiration date to June 25, 2023. The Supply Agreement was also amended to (i) provide us with one option, subject to certain conditions, to unilaterally extend the term of the Supply Agreement for an additional two-year period following expiration of the initial term; (ii) establish a process by which Cree may begin producing alternate SiC material based on our specifications that will give us the flexibility to use the materials in a broader variety of our products; and (iii) permit us to purchase certain amounts of SiC materials from third parties under limited conditions. We believe that our Supply Agreement with Cree, which holds the U.S. patent for micropipe-free silicon carbide material and the related method of manufacture, provides us a superior quality core material above all other moissanite and one that possesses an unrivaled level of gemstone clarity. We also believe that the terms and conditions contained within the amended Supply Agreement are overall more favorable when compared with those in the Supply Agreement prior to the amendment. Our total purchase commitment under the Supply Agreement, as amended, until June 2023 is approximately $52.9 million, the full amount of which remains to be purchased as of June 30, 2018.

Intellectual Property

We held a number of U.S. product and method patents for moissanite jewels that expired during 2015, under which we had broad, exclusive rights to manufacture, use, and sell moissanite jewels in the U.S. We held these same patents in 25 foreign jurisdictions, primarily across Asia and Europe, that expired in 2016, with one remaining in Mexico that expires in 2021. In addition, we have certain trademarks and pending trademark applications that support our moissanite branding strategy. Specifically, we have certain pending design patents that if approved we believe will differentiate our products in the gemstone and jewelry industry. Since the expiration of our patents we have noted new providers of moissanite entering the market. We know how challenging it is to create high-quality moissanite and anticipate it will take emerging providers significant time and investment to bring meaningful and competitive products to market. As we experienced ourselves, achieving the capacity to consistently produce a high-quality moissanite product at mass scale requires a careful balance of SiC-specific faceting skills and a well-tuned global supply chain. Therefore, we do not anticipate direct moissanite competition in our superior quality gemstone ranges in the foreseeable future.

Our success and our ability to compete successfully depends in part upon our proprietary technology. In addition to our remaining international patent, we rely on trade secret laws and employee, consultant, and customer confidentiality agreements to protect certain aspects of our technology. We currently are not subject to any claims that our products or processes infringe on the proprietary rights of third parties. At the present time, we are also dependent on Cree’s technology for the production of SiC crystals.

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

Manufacturing rough preforms – We have made considerable investment in the design, development, and customization of a proprietary manufacturing process that includes equipment, software, and procedures to maximize raw material yield. The result is production of intermediary shapes, called “preforms,” that vary depending upon the size and shape of the desired finished jewel. While we may not necessarily spend significant research and development funds during a specific operating period, we remain committed to invest research and development resources to improve raw material yield, including studying alternate preform shapes and cutting technologies, due to the dramatic effect such an improvement could have on our gross margin percentage.

Faceting and polishing jewels – Each preform is faceted and polished by our independent third-party gem-cutters to create what we believe to be our uniquely-faceted Revolutionary Cut™ gemstones based on master designs with multiple quality control measures built into the process. Gem-cutter training is a regimented program involving several months of progressive hands-on bench training. As we continue to expand the assortment of Forever One™, we will continue the process of certifying additional cutters to ensure sufficient scalability of our production capabilities to meet anticipated demand for this premium finished jewel.

Inspecting, sorting, and grading – Similar to other gemstones, each faceted moissanite jewel greater than 3.5 millimeters in size is individually graded against established master standards using our specially trained personnel. Additionally, as part of our overall quality assurance program, a representative sample from each batch of jewels is submitted to an image analyzer to ensure critical angles and other attributes designed to maximize moissanite’s optical properties are consistently maintained. This phase of manufacturing is relatively labor-intensive and requires skills not readily available in the general work force. In the future, we may elect to outsource certain portions of this stage of the manufacturing process to independent third parties that we will require to adhere to our rigorous quality control and monitoring standards.

Engraving – For moissanite gemstones that are four millimeters and larger in size, with certain exceptions Charles & Colvard laser inscribes an identifying code on the girdle of each Forever One™ and Moissanite by Charles & Colvard® gemstone that includes the Charles & Colvard Floret logo. This identifier matches a grading standard and is an important element in protecting the integrity of Charles & Colvard Created Moissanite® and ensuring the customer an authentic Charles & Colvard gemstone.

Finished jewelry

Our line of finished jewelry featuring moissanite is developed by a team of industry experts integrating our moissanite jewels into many forms of jewelry, generally made of precious metals, either designed or purchased by us utilizing a core group of suppliers, manufacturers, and finishers. In addition to our Limited Lifetime Warranty offered on our moissanite jewels, we provide a 12-month Limited Warranty on all finished jewelry featuring our moissanite, and on jewelry designs that do not contain our moissanite gemstones, such as men’s wedding bands.

Our prior line of fashion finished jewelry, comprising base metals and non-precious gemstones for sale through Lulu Avenue®, was either designed exclusively for us and manufactured to our specifications or purchased from a core group of suppliers and manufacturers. We made limited purchases of fashion finished jewelry after the divestiture of our direct-to-consumer home party business on March 4, 2016.

All procured finished jewelry components are sourced from our approved suppliers, and each finished jewelry item is jobbed and/or tracked by stock keeping unit, or SKU, utilizing our enterprise resource planning system. The components of moissanite finished jewelry comprised in each job are then manufactured into finished jewelry by assemblers either in the U.S. or internationally in China, India, Mexico, Hong Kong, Vietnam, or Portugal. We are continuously working with our existing manufacturing partners, as well as identifying new manufacturing partners, to expand our assortments and efficiencies.

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

We have an effective shelf registration statement on Form S-3 on file with the SEC that allows us to periodically offer and sell, individually or in any combination, shares of common stock, shares of preferred stock, warrants to purchase shares of common stock or preferred stock, and units consisting of any combination of the foregoing types of securities, up to a total of $25.00 million. Our ability to issue equity securities under the shelf registration statement is subject to market conditions.

Payment terms on trade receivables for our Traditional segment customers are generally between 30 and 90 days, though we may offer extended terms with specific customers and on significant orders from time to time. We extend credit to our customers based upon a number of factors, including an evaluation of the customer’s financial condition and credit history that is verified through trade association reference services, the customer’s payment history with us, the customer’s reputation in the trade, and/or an evaluation of the customer’s opportunity to introduce our moissanite jewels or finished jewelry featuring moissanite to new or expanded markets.

Our returns policy for consumers on our charlesandcolvard.com website provides for the return of purchases for any reason generally within 60 days of shipment. Our returns policy for customers in our Online Channels segment (excluding those of charlesandcolvard.com) and those in our Traditional segment allows for the return of jewels and finished jewelry for credit generally within 30 days of shipment if returned for a valid reason. We have established an allowance for returns based on our historical return rate, which takes into account any contractual return privileges granted to our customers. Periodically, we ship loose jewel goods, finished jewelry goods, and finished goods inventory to Traditional segment customers on consignment terms. Under these terms, the customer assumes the risk of loss and has an absolute right of return for a specified period that typically ranges from six months to one year.

Competition

As competitive moissanite and lab-created diamond expand and grow their market presence, there is no more important time than now to confirm Charles & Colvard’s leadership position as the premier worldwide moissanite provider and to further establish our presence in emerging markets. We believe our leadership position is a product of over 20 years of moissanite innovation, and is bolstered by the following strengths:

•
Our exclusive SiC crystal Supply Agreement with Cree, which holds the U.S. patent for micropipe-free silicon carbide material and the related method of manufacture. We believe this core material empowers Charles & Colvard to rise above all other moissanite with an unrivaled level of gemstone clarity.

•
Our mature and innovative supply chain, which we believe enables us to seamlessly manage the complex manufacturing process of both our moissanite gemstones and the varied jewelry options we deliver to a global audience.

•	Our global distribution network, which we have optimized for timely delivery of everything from singular consumer orders to bulk distribution orders.

•
Our significant inventory supply, which we believe positions us to meet the just-in-time needs of our distribution partners. We believe having inventory on the shelf is paramount to delivering for our customers as their demand dictates.

•
Over 20 years of innovation and continuous improvement of our moissanite gemstone. With Forever OneTM, we believe that we have achieved a level of perfection that is rarely seen in any gemstone – featuring colorless grades with an innovative cut that we believe reveals optical properties unrivaled by any other jewel. This pinnacle of production is the outcome of continual improvement and artisan craft. Additionally, we believe that with our Moissanite by Charles & Colvard® gemstones we have brought forward a price-conscious alternative to competitive moissanite that we believe exceeds the quality of competitive moissanite – specifically in terms of clarity, as well as in cut and polish. The distinction between Forever OneTM and Moissanite by Charles & Colvard® is made through our applied expertise throughout the design and manufacturing processes and the discerning approach we believe we take to ensure the quality of Forever OneTM remains far above any other offering available today. By closely evaluating clarity, color, and cut, we are able to determine which gemstones meet our exemplary standards for Forever OneTM and those that should bear the Moissanite by Charles & Colvard® name.

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

•
our continued success in developing and promoting the Charles & Colvard brands, such as Forever OneTM and Moissanite by Charles & Colvard®, which are used in finished jewelry featuring moissanite, resulting in increased interest and demand for moissanite jewelry at the consumer level;

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

•	our continued ability and the ability of jewelry manufacturers and retail jewelers to set loose moissanite jewels in finished jewelry with high-quality workmanship;

•	our continued ability and the ability of retail jewelers to effectively market and sell finished jewelry featuring moissanite to consumers; and

•	our ability to operationally execute the strategy for our Online Channels segment.

Competitive Gemstones and Jewelry

Gemstone materials can be grouped into three types:

•	those found in nature, generally through mining techniques;

•	synthetic gemstone, which has the same chemical composition and essentially the same physical and optical characteristics of natural gemstone but is created in a lab; and

•	simulants, which are similar in appearance to natural gemstone but do not have the same chemical composition, physical properties, or optical characteristics.

Moissanite is a rare, naturally-occurring mineral. Our lab-created gemstones, Charles & Colvard Created Moissanite®, are considered a synthetic version of the naturally occurring moissanite mineral. Our moissanite jewels compete with fine gemstones such as ruby, sapphire, emerald, and tanzanite as well as with mined diamonds. We also face competition from synthetic diamonds, synthetic diamond films, and other sources of moissanite gemstones. Some suppliers of diamonds and other fine gemstones, as well as the suppliers of synthetic and lab-created gemstones, may have substantially greater financial, technical, manufacturing, and marketing resources and greater access to distribution channels than we do.

Competing with mined diamonds

The worldwide market for large, uncut, high-quality natural diamonds is significantly consolidated and controlled by the De Beers Group of Companies, or De Beers, (headquartered in South Africa), Alrosa (Russia), Rio Tinto (Australia), and BHP (Canada). These companies have a major impact on the worldwide supply and pricing of mined diamonds at both the wholesale and retail levels. While moissanite trades at a fraction of the cost of mined diamonds, diamond producers may undertake additional marketing or other activities designed to protect the mined diamond jewelry market against sales erosion from consumer acceptance of competing goods such as moissanite jewels. In fact, based on the latest available data, there are signs that the mined diamond industry is under pressure, with De Beers reporting for the year ended December 31, 2017, that the average price of natural diamond goods sold to trade clients (consolidated sales) was $162 per carat. This was 13% lower than the average price achieved in the prior year.

We believe these indicators from the mined diamond trade show a change in consumer confidence in the diamond trade. This is further supported by De Beers’ recent announcement that they will be entering the lab-created diamond trade.

Competing with lab-created (synthetic) diamond

Lab-created diamond material has been synthesized since the early 1940s and made its way into industrial processes by the 1950s. Common applications such as diamond-tipped drill bits and abrasive processes led the way, followed by uses in solid-state electronics. In more recent years, lab-created diamonds have become accepted as a form of gemstone with companies such as Diamond Foundry, Pure Grown Diamonds and Lab Diamonds Direct gaining notoriety in the market.

In June 2018, De Beers – one of the world’s largest mined diamond sight holders – announced its initiative to launch a line of fashion jewelry with lab-created diamonds. We believe this step is a validation of the market opportunity for providing a socially and environmentally conscientious, quality alternative gemstone at a reasonable price compared to mined gemstones. The lab-created gemstone market opportunity is expected to reach $8 billion by 2020, according to the Wall Street Journal. Therefore, we believe there is plenty of opportunity for multiple players in this market.

Consumer demand is driving the charge behind this recent adoption of lab-created gemstones. Today’s discerning consumer is seeking ethically-sourced options, better price points, and authenticity in the brands they choose to engage. We believe the recent rise in interest for lab-created diamond is creating a halo effect for the moissanite gemstone market. As today’s consumer explores gemstone options beyond mined stones, we are finding that Google-related searches for terms such as ‘alternate engagement ring’ and ‘ethically sourced gemstone’ on the rise – as evidenced by Pinterest claiming a 294% increase in the search term ‘moissanite engagement ring’ and naming moissanite one of its top 10 bridal trends for 2018.

While we are experiencing growing traffic and interest in Charles & Colvard from the recent attention around lab-created gemstones, we may face future price point and demand pressures from the lab-created diamond industry. With current moissanite pricing averaging 10% of mined diamond gemstones and approximately 30% of lab-created diamond, we believe we will continue to address an underserved segment of the market for the foreseeable future.

Competing with other moissanite producers

Although we believe that our moissanite jewels have a leadership market position, we are beginning to face competition from other companies that develop competing SiC material. These products are emerging primarily from Eastern countries and are making their way into the U.S. market. Our ongoing research of the competitive landscape has identified competing moissanite, primarily in the “E-F” and below color range, according to the Gemological Institute of America’s grading scale. However, we have not yet identified competing moissanite that exhibits a consistent level of color, cut, clarity and polish that is competitive with the quality of our Forever OneTM gemstone.

We also have not identified competitive sources that have exhibited the ability to supply a consistent and high volume of quality moissanite substantial enough to address the considerable consumption needs of distributors and retailers that serve the jewelry trade. Achieving the capacity to consistently produce a high-quality moissanite product at mass scale requires a careful balance of SiC-specific faceting skills and a well-tuned global supply chain.

However, we are seeing a grade of moissanite material reaching the market that exhibits a lower color rating and/or lesser cut, clarity and polish standard compared to our Forever OneTM gemstone. This inferior product is coming to market at competitive price points, and we have subsequently been experiencing downward pricing pressures from price-sensitive purchasing channels. In May 2018, we entered the market with a value line of moissanite to compete directly with these lower-grade moissanite products. This new value line, known as Moissanite by Charles & Colvard®, is a competitively-priced line of gemstones that is fashioned from the same core material as our other created moissanite products. Finished gemstones that do not meet our meticulous grading standards for Forever OneTM – but do meet our high specifications for gemstones worthy of carrying the Charles & Colvard name – will now be offered to the market at a value priced option.

Competing with simulants

We may also, to a lesser degree, face competition from other simulant gemstones, including cubic zirconia and man-made crystals. Producers and sellers of these products may see the markets for these products being eroded by the market penetration of our moissanite jewels. We believe that the substantially lower price of these products is the primary basis upon which they will compete with our moissanite jewels; however, they are not considered fine jewelry products.

Competing in the finished jewelry space

The global fine jewelry market competition is fierce. Such well-known jewelry designers and manufacturers as David Yurman, Tacori, Harry Winston, Tiffany & Co., James Allen, and Blue Nile, among others, have a variety of jewelry collections featuring diamond and other precious and semi-precious gemstones, and enjoy strong brand recognition and a loyal consumer following. These companies also have greater financial resources than we do to develop and market their products.

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

In addition, we believe that the Charles & Colvard Created Moissanite® suite, including moissanite jewels such as Forever OneTM and Moissanite by Charles & Colvard®, along with moissanite finished jewelry that we are developing pursuant to our marketing programs, may create a long-term competitive advantage for our products as we build brand recognition. We endeavor to partner with recognized designers and jewelry companies, in addition to developing our own proprietary brands of finished jewelry. While our finished jewelry business is still developing, our goal is to build multiple strong brands sought after by the end consumer. We propose to focus our marketing efforts on emphasizing our attractive designs, coupled with moissanite’s exceptional brilliance, fire, durability, and rarity, to establish moissanite as a primary consumer choice in fine jewelry.

Our design, manufacture and marketing of finished jewelry featuring moissanite for sale at wholesale pricing to distributors and retailers and at retail to end consumers through our charlesandcolvard.com and other online channel outlets may result in some of our current wholesale customers perceiving us as a competitor, despite our efforts to use primarily non-conflicting sales channels. As we continue to develop our finished jewelry business, we intend to increase distribution through new and existing channels similarly to how many other companies have executed cross-channel marketing and distribution strategies. Due to the size of the finished jewelry market, we believe that such sales channels can co-exist, with the overall end result being increased consumer and brand awareness of moissanite products and a corresponding increased demand for not only our products, but those of our distributor and manufacturer customers as well.

Government Regulation

We are subject to governmental regulations in the manufacture and sale of moissanite jewels and finished jewelry. In particular, in July 2018 the Federal Trade Commission, or FTC, issued updated guidelines governing the description of lab-grown diamonds and other gemstones that require such gemstones to be clearly identified as to the gemstone’s lab-grown origin in any promotional or marketing materials. In addition, the precious metal in our finished jewelry may be subject to requirements, which vary by country and by state, such as hallmarking and alloy content. While we have a policy to ensure compliance with applicable regulations, if our actions are found to be in violation of FTC or other governmental regulations, we may be required to suspend marketing of our products and could incur significant expenses in developing new marketing strategies and materials that would not violate governmental regulations.

Research and Development

We invest regularly in ongoing research and development, primarily for the study of product enhancement and manufacturing process efficiencies. While we made no investment in research and development during the transition period ended June 30, 2018, we invested $3,100, $3,700 and $2,800 during the six months ended June 30, 2017 (unaudited), the year ended December 31, 2017, and the year ended December 31, 2016, respectively.

Employees

As of September 4, 2018, we had a total of 60 employees, 59 of whom were full-time and one of whom was part-time. None of our employees are represented by a labor union. We believe that our employee relations are good.

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

Benedetta Casamento Retail Consultant specializing in finance, business operations, and financial planning and analysis.

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

Clint J. Pete
Chief Financial Officer

Don O’Connell
Chief Operating Officer and Senior Vice President, Supply Chain

Available Information

Our corporate information is accessible through our website at https://www.charlesandcolvard.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Transition Report on Form 10-KT. We make available, free of charge, access on our website to all reports we file with, or furnish to, the SEC, including our Annual Reports on Form 10-K (as well as this Transition Report on Form 10-KT), our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. A copy of this Transition Report on Form 10-KT and our other reports are available without charge upon written request to Investor Relations, Charles & Colvard, Ltd., 170 Southport Drive, Morrisville, North Carolina 27560.

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

Our future financial performance depends upon increased consumer acceptance, growth of sales of our products, and operational execution of our strategic initiatives. We believe that most consumers are not generally aware of the existence and attributes of moissanite jewels and that the consumer market for moissanite jewels and finished jewelry featuring moissanite remains in the early stages of development. The degree of future market acceptance and demand is subject to a significant amount of uncertainty. Our future financial performance will depend, in part, upon greater consumer acceptance of moissanite jewels as an ethically-sourced, affordable, luxurious alternative to other gemstones, such as diamond, and our ability to develop brands and execute strategic initiatives, in particular, our Online Channels segment, to grow our sales and operating income. As we execute our strategy to build and reinvest in our business, significant expenses and investment of cash will be required going forward and this may adversely affect our operating income. If we are unable to execute and achieve desired revenue levels, we may adjust our strategic initiatives in response to the results of our investments.

In addition, consumer acceptance may be affected by retail jewelers’ and jewelry manufacturers’ acceptance of moissanite jewels and finished jewelry featuring moissanite. The quality, design, and workmanship of the jewelry settings, whether manufactured by us or other manufacturers, could affect both consumers’ perception and acceptance of our products and costs incurred by returns and markdowns. Additionally, as other competitors enter the market, the lower quality of competitors’ gemstones could negatively impact consumer perception of moissanite, and in turn, acceptance of our jewels.

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

•	our ability to operationally execute our Online Channels segment;
•	our ability to differentiate Charles & Colvard Created Moissanite® from competing products making their way to market;
•
the continued willingness and ability of our jewelry distributors and other jewelry suppliers, manufacturers, and designers to market and promote Charles & Colvard Created Moissanite® to the retail jewelry trade;

•	our continued ability and the ability of retail jewelers to effectively market and sell finished jewelry featuring moissanite to consumers;
•
our continued ability and the ability of manufacturers, designers, and retail jewelers to select jewelry settings that encourage consumer acceptance of and the demand for our moissanite jewels and finished jewelry; and

•
the continued willingness of distributors, retailers, and others in the channel of distribution to purchase loose Charles & Colvard Created Moissanite®, and the continued willingness of manufacturers, designers, and retail jewelers to undertake the setting of the loose moissanite jewels in finished jewelry with high-quality workmanship.

The execution of our business plans could significantly impact our liquidity.  The execution of our business plans to expand our Online Channels segment and global market opportunities, as well as to create required inventory of our Forever OneTM and Moissanite by Charles & Colvard® jewels, requires significant investment of our resources, which may reduce our cash position. Should we fail to execute on our business plans, we could see delays in the return of cash from our investments, resulting in a liquidity shortfall. Under the $5.00 million asset-based revolving credit facility, or the White Oak Credit Facility, that we obtained from White Oak on July 13, 2018, failure to meet one or more of the following covenants could restrict our ability to draw on the White Oak Credit Facility: (i) failure to provide White Oak with certain financial information; (ii) failure to make required payments to third parties; and (iii) failure to comply with the other covenants and defaults contained in the White Oak Credit Facility, including a financial covenant to maintain at least $500,000 in excess availability (as defined under the White Oak Credit Facility). In addition, we currently have an effective shelf registration statement on Form S-3 on file with the SEC that allows us to periodically offer and sell, individually or in any combination, shares of common stock, shares of preferred stock, warrants to purchase shares of common stock or preferred stock, and units consisting of any combination of the foregoing types of securities, up to a total of $25.00 million. If we are not able to draw on the White Oak Credit Facility, or if we are unable to access the capital markets when we need to or issue equity on terms that are acceptable to us or at all, our cash and cash equivalents and other working capital may be insufficient to meet our working capital and capital expenditure needs. The White Oak Credit Facility matures on July 13, 2021, and there is no guarantee of extension or renewal.

Our business and our results of operations could be materially adversely affected as a result of our inability to fulfill orders on a timely basis. As sales of our loose moissanite jewels increase, including our Forever OneTM and Moissanite by Charles & Colvard® gemstones, availability of certain shapes and sizes may be at risk. In addition, finished jewelry has a large variety of styles of which we maintain on-hand stock for such core designs as stud earrings, solitaire and three-stone rings, pendants, and bracelets; and made-to-order under strict deadlines for certain wholesale and direct-to-consumer e-commerce outlets. We must adequately maintain relationships, forecast demand, and operate within the lead times of third parties that facet and/or enhance the jewels and manufacture the finished jewelry setting to ensure adequate on-hand quantities and/or the shipment of customer orders in a timely manner as we transition certain customers from Forever Brilliant® and Forever ClassicTM  to Forever OneTM or Moissanite by Charles & Colvard®. In addition, we are currently dependent upon certain vendors for most of the faceting of our loose jewels. If any or all of these vendors were to cancel their arrangements with us, we could experience a disruption in our operations and incur additional costs to procure faceting services from a replacement vendor. The inability to fulfill orders on a timely basis and within promised customer deadlines could result in a cancellation of the orders and loss of customer goodwill that could materially and adversely affect our business, results of operations, and financial condition.

We face intense competition in the worldwide jewelry industry. The jewelry industry is highly competitive and we compete with numerous other jewelry products. In addition, we face competition from treated diamonds, lab-grown diamonds, other moissanite jewels, and companies developing other synthetic gemstone-related technologies. A substantial number of companies supply products to the jewelry industry, many of whom we believe have greater financial resources than we do. Competitors could develop new or improved technologies that may render the price point for moissanite noncompetitive, which could have an adverse effect on our business, results of operations, and financial condition.

We have previously relied on our patent rights and other intellectual property rights to maintain our competitive position. Our current U.S. product and method patents for moissanite jewels expired in 2015 and most of our patents in foreign jurisdictions expired in 2016 with only one in Mexico remaining (which expires in 2021). However, we have certain trademarks and pending trademark applications that support our moissanite branding strategy. Specifically, we have certain pending design patents that if approved we believe will differentiate our products in the gemstone and jewelry industry. Notwithstanding the foregoing, since the expiration of our patents we have noted new providers of moissanite and competitive products entering the market. However, as we experienced ourselves, achieving the capacity to consistently produce a high-quality moissanite product at mass scale requires a careful balance of SiC-specific faceting skills and a well-tuned global supply chain. As our pending patent rights and other pending intellectual property rights are approved, we will continue to rely on these patents and other granted rights to maintain our competitive position going forward. If, however, we are unable to successfully build strong brands for our moissanite jewels and finished jewelry featuring moissanite or competition grows faster than expected, we may not have commercially meaningful protection for our products or a commercial advantage against our competitors or their competitive products or processes, which may have a material adverse effect on our business, results of operations, and financial condition.

The financial difficulties or insolvency of one or more of our major customers or their lack of willingness and ability to market our products could adversely affect results. We are subject to a concentration of credit risk amongst our major customers (some of whom are distributors), and a default by any of these customers on their amounts owed to us could have a material adverse effect on our financial position. Future sales and our ability to collect accounts receivable depend, in part, on the financial strength of our customers and our distributors’ willingness and ability to successfully market our products. We estimate an allowance for accounts for which collectability is at risk and this allowance adversely impacts profitability. In the event customers experience greater than anticipated financial difficulties, insolvency, or difficulty marketing products, we expect profitability to be further adversely impacted by our failure to collect accounts receivable in excess of the amount due, net of the estimated allowance. In these circumstances, we may demand the return of product sold to such customers, resulting in an increase in inventory and a reduction in accounts receivable. While general economic conditions have improved in recent periods, uncertainty in the current economic environment, constrained access to capital, the impact of inflation on our currency, or general market contractions may heighten our exposure to customer default and generate lower than expected distributor sales.

We are currently dependent on a limited number of distributor and retail partners in our Traditional segment for the sale of our products. A significant portion of the moissanite jewels and finished jewelry featuring moissanite that we sell are distributed through a limited number of distributors and retail partners in our Traditional segment, therefore, we are dependent upon these companies for distribution of our products. During the transition period ended June 30, 2018 and the year ended December 31, 2017, our three largest customers, which are loose jewel and finished jewelry distributors, collectively accounted for approximately 33% and 38%, respectively, of our net sales. As we continue to build our finished jewelry business, we anticipate in the near term that a significant portion of the moissanite jewels and finished jewelry featuring moissanite that we sell through our Traditional segment will continue to be to a limited number of distributors and retailers.

We expect to remain dependent upon the Supply Agreement with Cree for the supply of our SiC crystals for the foreseeable future. If we are unable to obtain sufficient, high-quality SiC crystals and we have a significant increase in demand for our moissanite jewels, then we may not be able to meet that demand. Cree has certain proprietary rights relating to its process for growing large single crystals of SiC and its process for growing colorless and near-colorless SiC crystals. Under the terms and conditions of the initial Supply Agreement, subject to certain terms and conditions, we agreed to purchase from Cree, and Cree agreed to supply, all of our required SiC material in quarterly installments that were required to equal or exceed a set minimum order quantity. The initial term of the Supply Agreement was scheduled to expire on June 24, 2018. However, effective June 22, 2018, the Supply Agreement was amended to extend the expiration date to June 25, 2023. The Supply Agreement was also amended to (i) provide us with one option, subject to certain conditions, to unilaterally extend the term of the Supply Agreement for an additional two-year period following expiration of the initial term; (ii) establish a process by which Cree may begin producing alternate SiC material based on our specifications that will give us the flexibility to use the materials in a broader variety of our products; and (iii) permit us to purchase certain amounts of SiC materials from third parties under limited conditions. Our total purchase commitment under the Supply Agreement, as amended, until June 2023 is approximately $52.9 million, and given the fixed price terms, we could under certain circumstances be forced to purchase SiC materials at a price in excess of market. However, there can be no assurance that Cree will be able to continue to produce and supply us with SiC crystals of sufficient quality, sizes, and volumes that we desire or that we will be able to continue to negotiate future purchase commitments at acceptable prices that enable us to manage our inventories and raw material costs effectively.

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

Our business and our results of operations could be materially adversely affected as a result of general economic and market conditions. Our business, including our sales volumes and overall profitability, could be adversely impacted by disruptions in global financial markets, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increased unemployment rates, and uncertainty about economic stability including the increased risk of global trade tensions. We are unable to predict the likely duration and severity of the effects of these disruptions in the financial markets and the adverse global economic conditions, and if economic conditions deteriorate, our business and results of operations could be materially and adversely affected. The consequences of such adverse effects could include interruptions or delays in our suppliers’ performance of our contracts, reductions and delays in customer purchases, delays in or the inability of customers to obtain financing to purchase our products, and bankruptcy of customers and/or suppliers.

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

We may experience quality control challenges from time to time that can result in lost revenue and harm to our brands and reputation.  Part of our strategy for success is to align Charles & Colvard with reputable, high-quality, and sophisticated partners. The achievement of this goal depends in large part on our ability to provide customers with high-quality moissanite and finished jewelry featuring moissanite. Although we take measures to ensure that we sell only the best quality products, we may face quality control challenges, which could impact our competitive advantage. There can be no assurance we will be able to detect and resolve all quality control issues prior to shipment of products to our distributors, manufacturers, retailers, and end consumers. Failure to do so could result in lost revenue, lost customers, significant warranty and other expenses, and harm to our reputation.

Seasonality of our business may adversely affect our net sales and operating income. Sales in the retail jewelry industry are typically seasonal due to increased consumer purchases during the calendar year-end holiday season. Because historically we have primarily sold our loose moissanite jewels and finished jewelry featuring moissanite at wholesale pricing to distributors, manufacturers, and retailers, our sales to support the holiday season have largely taken place during the third and beginning of the fourth calendar quarters, depending on the sales channel and the level of advance planning and production our customers undertook. As sales of our finished jewelry featuring moissanite to retailers and directly to consumers increase, both in dollars and as a percentage of total sales, our results for the three months in the calendar quarter ending December 31 of each year may depend upon the general level of retail sales during the holiday season as well as general economic conditions and other factors beyond our control. In anticipation of increased sales activities during the three months in the calendar quarter ending December 31 of each year, we may incur significant additional expenses in the second half of the calendar year.

In recent years, excluding one-time sales events, we have experienced a higher degree of seasonality in the three months ending December 31 than we have experienced in prior years primarily as a result of the calendar year-end holiday season sales to end consumers through our Online Channels segment and as a result of increased sales through our brick-and-mortar retailers within our Traditional segment. Our quarterly results of operations may continue to fluctuate as a result of a number of factors, including seasonal cycles, the timing of new product introductions, the timing of orders by our customers, and the mix of product sales demand, and these factors may significantly affect our results of operations in a given quarter.

Our operations could be disrupted by natural disasters. We conduct substantially all of our activities, including executive management, manufacturing, packaging, and distribution activities, at one North Carolina location.  Although we have taken precautions to safeguard our facility, including obtaining business interruption insurance, any future natural disaster, such as a hurricane, flood or fire, could significantly disrupt our operations and delay or prevent product shipment during the time required to repair, rebuild or replace our facility, which could be lengthy and result in significant expenses. Furthermore, the insurance coverage we maintain may not be adequate to cover our losses in any particular case or continue to be available at commercially reasonable rates and terms. In addition, the vendors that perform some of the faceting of our loose moissanite jewels are located in regions that are susceptible to tsunamis, flooding, and other natural disasters that may cause a disruption in our vendors’ operations for sustained periods and the loss or damage of our work-in-process inventories located at such vendors’ facilities. Damage or destruction that interrupts our ability to deliver our products could impair our relationships with our customers. Prolonged disruption of our services as a result of a natural disaster may result in product delivery delays, order cancellations, and loss of substantial revenue, which could materially and adversely affect our business, results of operations, and financial condition.

Sales of moissanite jewelry could be dependent upon the pricing of precious metals, which is beyond our control. Any increases in the market price of precious metals (primarily gold) could affect the pricing and sales of jewelry incorporating moissanite jewels. The majority of price increases in precious metals are passed on to the end consumer in the form of higher prices for finished jewelry. These higher prices could have a negative impact on the sell-through of moissanite jewelry at the retail level. From the beginning of 2006 through 2018, the price of gold has increased significantly, resulting in higher retail price points for gold jewelry. Accordingly, higher gold prices could have an adverse impact on both sales of moissanite finished jewelry and the jewelry industry as a whole.

Our current customers may potentially perceive us as a competitor in the finished jewelry business. As described above, we are currently dependent on a limited number of customers, including distributors and retailers, for the sale of our products in the Traditional segment. Our design, manufacture, and marketing of finished jewelry featuring moissanite for sale to distributors and retailers may result in some of these current customers perceiving us as a competitor, despite our efforts to use primarily non-conflicting sales channels. In response, these customers may choose to reduce their orders for our products. This reduction in orders could occur faster than our sales growth in this business, which could materially and adversely affect our business, results of operations, and financial condition.

If the e-commerce opportunity changes dramatically or if e-commerce technology or providers change their models, our results of operations may be adversely affected.  As e-commerce emerges as one of our primary selling channels, our business model becomes more reliant on third-party platforms to achieve success. Should our products, product listings, or business not meet the requirements of certain third-party transactional channels such as marketplaces, comparison shopping engines, or social commerce sites, it may affect our ability to meet our revenue targets. Additionally, Amazon, eBay, Jet, Walmart.com, Gemvara, or other desirable e-commerce platforms may decide to make significant changes to their respective business models, policies, systems, or plans, and those changes could impair or inhibit our ability to sell our products through those channels. Further, a significant change in consumer online behavior or the introduction of new or disruptive technology could adversely affect overall e-commerce trends and diminish the value of investments we have made in select online channels. Any of these results could cause a significant reduction in our revenue and have a material adverse effect on our results of operations.

A failure of our information technology, or IT, infrastructure or a failure to protect confidential information of our customers and our network against security breaches could adversely impact our business and operations. We rely upon the capacity, reliability, and security of our IT infrastructure and our ability to expand and continually update this infrastructure in response to the changing needs of our business related to the deployment, integration, and management of new technology. For example, we regularly implement new IT systems and update payment gateways that support our Online Channels segment. As we implement and integrate new systems, as well as retire and de-integrate existing systems, the IT operating environment following such changes may not perform as expected. We also face the challenge of supporting our older systems and implementing necessary upgrades. If we experience a problem with the functioning of an important IT system or a security breach of our IT systems, the resulting disruptions could have an adverse effect on our business.

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

For example, in 2016, the European Union, or EU, Parliament approved the new EU data protection legal framework known as the General Data Protection Regulation, or GDPR. The GDPR, which became effective in May 2018, replaced previously existing regulations and thereby extended the scope of EU data protection law to all non-EU companies processing data of EU residents. The GDPR contains numerous requirements and changes from prior EU law, including more robust obligations on data processors, greater rights for data subjects, and heavier documentation requirements for data protection compliance programs. The costs of compliance with, and other burdens and any penalties imposed by, such laws, regulations and policies could have a material adverse impact on our results of operations.

2017 U.S. tax legislation may adversely affect our financial condition, results of operations, and cash flows.
U.S. tax legislation enacted in December 2017 has significantly changed the U.S. federal income taxation of U.S. corporations, including by reducing the U.S. corporate income tax rate, limiting interest deductions, permitting immediate expensing of certain capital expenditures, and revising the rules governing net operating losses (which may adversely impact the value of our net deferred tax assets) and foreign tax credits. Many of these changes were effective immediately, without any transition periods or grandfathering for existing transactions. Much of the legislation remains unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementation regulations by the U.S. Department of the Treasury and Internal Revenue Service, any of which could materially affect the impacts of the legislation. In addition, it remains unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.

While some of the changes made by the tax legislation may adversely affect us in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis. We continue to work with our tax advisors to determine the full impact of this legislation on us. See Note 12, “Income Taxes,” in the Notes to Consolidated Financial Statements included elsewhere in this Transition Report on Form 10-KT for additional information about our deferred tax assets.

We may not be able to adequately protect our intellectual property, which could harm the value of our products and brands and adversely affect our business. We rely primarily on patent, copyright, trademark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. We held U.S. product and method patents for moissanite jewels, which expired in 2015, under which we believed that we had broad, exclusive rights to manufacture, use, and sell moissanite jewels in the U.S. We had these same patents in 25 foreign jurisdictions primarily across Asia and Europe that expired in 2016 and one that will expire in Mexico in 2021. However, our patent expirations have enabled competitors and other businesses to duplicate and market a similar product and enter the marketplace. Without patent protection, we must rely primarily on our branding strategy and the Supply Agreement under which Cree supplies SiC crystals exclusively to us, as well as confidentiality procedures, to protect our proprietary rights, which may or may not be sufficient. In addition, at the present time, we are primarily dependent on Cree’s technology for the production of SiC crystals. There can be no assurance that any patents issued to or licensed by or to us will provide any significant commercial protection, that we will have sufficient resources to protect our respective patents and proprietary rights, that any additional patents will be issued in the future, or that any existing or future patents will be upheld by a court should we seek to enforce our rights against an infringer. At this point, we cannot reasonably estimate the impact these patent expirations will have on our future results of operations.

The existence of valid patents does not prevent other companies from independently developing competing technologies. Existing producers of SiC crystals or others may refine existing processes for growing SiC crystals or develop new technologies for growing large single crystals of SiC or colorless SiC crystals in a manner that does not infringe any patents issued to or licensed by or to us. Accordingly, existing and potential competitors have been able to develop products that are competitive with or superior to our products, and such competition could have a material adverse effect on our business, results of operations, and financial condition.

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

We are subject to certain risks due to our international distribution channels and vendors. We currently have more than 15 international wholesale distributors covering portions of Canada, the UK, Western Europe, Australia and New Zealand, Southeast Asia, the Middle East, and China. In addition, we use certain companies based outside the U.S. to facet our moissanite jewels and to manufacture finished jewelry. Due to our reliance on development of foreign markets and use of foreign vendors, we are subject to the risks of conducting business outside of the U.S. These risks include the following:

•
the adverse effects on U.S.-based companies operating in foreign markets that might result from war; terrorism; changes in diplomatic, trade, or business relationships (including labor disputes); or other political, social, religious, or economic instability;

•	the continuing adverse economic effects of any global financial crisis;
•	unexpected changes in, or impositions of, legislative or regulatory requirements;
•	delays resulting from difficulty in obtaining export licenses;
•	tariffs and other trade barriers and restrictions, including the consequences of recent U.S. led tariff actions;
•	the burdens of complying with a variety of foreign laws and regulations, including foreign taxation, and other factors beyond our control;
•	the potential difficulty of enforcing agreements with foreign customers and suppliers; and
•	the complications related to collecting receivables through a foreign country’s legal system.

Additionally, while substantially all of our foreign transactions are denominated in U.S. dollars, foreign currency fluctuations could impact demand for our products or the ability of our foreign suppliers to continue to perform. Further, some of our foreign distributors operate relatively small businesses and may not have the financial stability to assure their continuing presence in their markets. There can be no assurance that the foregoing factors will not adversely affect our operations in the future or require us to modify our anticipated business practices.

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

Governmental regulation and oversight might adversely impact our operations. We are subject to governmental regulations in the manufacture and sale of moissanite jewels and finished jewelry. In particular, in July 2018 the FTC issued updated guidelines governing the description of lab-grown diamonds and other gemstones that require such gemstones to be clearly identified as to the gemstone’s lab-grown origin in any promotional or marketing materials. In addition, the precious metal in our finished jewelry may be subject to requirements, which vary by country and by state, such as hallmarking and alloy content. We may be under close scrutiny both by governmental agencies and by competitors in the gemstone industry, any of which may challenge our promotion and marketing of our moissanite jewels and finished jewelry products. While we have a policy to ensure compliance with applicable regulations, if our production or marketing of moissanite jewels and/or finished jewelry is challenged by governmental agencies or competitors, or if regulations are issued that restrict our ability to market our products, our business, results of operations, and financial condition could be materially adversely affected.

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

Market for Registrant’s Common Equity

Our common stock is traded on the Nasdaq Capital Market under the symbol “CTHR.” At the opening of business on November 3, 2017, shares of the Company’s common stock were transferred, at the Company’s request, from the Nasdaq Global Select Market to the Nasdaq Capital Market. The following table presents, for the periods indicated, the high and low sales prices of our common stock, as reported by the Nasdaq Global Select Market or Nasdaq Capital Market, as applicable. As of August 30, 2018, there were 241 shareholders of record of our common stock.

	High	Low
Year Ended December 31, 2016:
First Quarter	$1.49	$0.75
Second Quarter	$1.26	$0.93
Third Quarter	$1.33	$0.85
Fourth Quarter	$1.23	$0.83
Year Ended December 31, 2017:
First Quarter	$1.19	$0.90
Second Quarter	$1.01	$0.84
Third Quarter	$0.99	$0.81
Fourth Quarter	$1.55	$0.80
Transition Period Ended June 30, 2018:
First Quarter	$1.60	$1.24
Second Quarter	$1.55	$0.90

We did not pay any dividends on our common stock during the transition period ended June 30, 2018, or the years ended December 31, 2017 or 2016. We will regularly review and consider the best policies and practices for our company, including the dividend policy. The payment of future dividends will be dependent on the facts and circumstances at the time of that review.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to provide a better understanding of our consolidated financial statements, including a brief discussion of our business and products, key factors that impacted our performance, and a summary of our operating results. This information should be read in conjunction with Item 1A, “Risk Factors” and our consolidated financial statements and the notes thereto included in Item 8, “Financial Statements and Supplementary Data” of this Transition Report on Form 10-KT. Historical results and percentage relationships among any amounts in the consolidated financial statements are not necessarily indicative of trends in operating results for future periods.

Change in Fiscal Year

On January 30, 2018, our Board of Directors approved a change in our fiscal year from a fiscal year beginning on January 1 and ending on December 31 of each year to a fiscal year beginning on July 1 of each year and ending on June 30 of the following calendar year. The change to the fiscal year reporting cycle began July 1, 2018. As a result of the change, we reported our financial results for fiscal quarter ended March 31, 2018 on our Quarterly Report on Form 10-Q filed with the SEC on May 9, 2018, and we are reporting our results for the transition period ended June 30, 2018 in this Transition Report on Form 10-KT.

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, when financial results for the transition period ended June 30, 2018 are compared to financial results for the prior year period, the results compare the six-month period ended June 30, 2018 to the unaudited results for the six-month period ended June 30, 2017. In the opinion of management, the unaudited results for the six months ended June 30, 2017 reflect all adjustments necessary to present the financial position and results of operations in accordance with U.S. GAAP. When financial results for fiscal year-end 2017 are compared to financial results for fiscal year-end 2016, the results compare our previous fiscal years, or the twelve-month periods ended December 31, 2017 and 2016. The following table shows the months included within the various comparison periods in our MD&A:

Transition Period Ended June 30, 2018 Results Compared With Prior Year Period 2017 Results
Transition Period Ended June 30, 2018 (six-month, audited)	Prior Year Period 2017 (six-month, unaudited)
January 2018 – June 2018	January 2017 – June 2017

Fiscal Year-End 2017 Results Compared With Fiscal Year-End 2016 Results
2017 (twelve-month, audited)	2016 (twelve-month, audited)
January 2017 – December 2017	January 2016 – December 2016

Overview

At Charles & Colvard, we believe luxury can be both beautiful and conscientious. With innovative technology and sustainable practices, our goal is to lead a revolution in the jewelry industry – delivering a brilliant product at extraordinary value balanced with environmental and social responsibility.

Charles & Colvard, Ltd., a North Carolina corporation founded in 1995, manufactures, markets and distributes Charles & Colvard Created Moissanite® and finished jewelry featuring its proprietary moissanite gemstone for sale in the worldwide jewelry market. Our unique differentiator, moissanite – The World’s Most Brilliant Gem® – is core to our ambition to create a movement around beautiful, environmentally and socially responsible fine jewelry and fashion jewelry. We are the originator of lab-created moissanite, and we believe that we are leading the way in delivering the most pure form of this gemstone through technological advances in manufacturing, cutting, polishing and setting.

Our strategy is to build a globally revered brand of gemstones and jewelry that appeals to a wide consumer audience and leverage our advantage of being the original and leading worldwide source of created moissanite. We believe a direct relationship with consumers is important to this strategy, which entails delivering tailored educational content, engaging in dialogue with our audience, and positioning our brand to meet the discerning needs of today’s consumer. We manage our business and sell loose moissanite jewels and finished jewelry through two operating and reportable business segments: our Online Channels segment, which comprises our charlesandcolvard.com website, e-commerce outlets, including marketplaces, drop-ship customers, and other pure-play, exclusively e-commerce customers; and our Traditional segment, which consists of distributors, retail customers, and historically, television customers. We believe our expanding application of an omni-channel sales strategy with branded finished jewelry, which features moissanite, across the jewelry trade and to the end-consumer positions our products at the many touchpoints where consumers are when making their buying decisions – thereby creating greater exposure for our brand and increasing consumer demand.

Highlights of the Transition Period Ended June 30, 2018

During the transition period ended June 30, 2018, we delivered on several key initiatives, which we believe helped create a strong underpinning for our business, as we move forward into the fiscal year ending June 30, 2019. These accomplishments in the transition period ended June 30, 2018, include the following:

•
Extended Multi-Year Exclusive Supply Agreement with Cree, Inc. – In June, we and Cree, our longstanding supplier of SiC material, entered into an amendment to our exclusive Supply Agreement that extends the term of the Supply Agreement by five years, with a unilateral option for renewal for an additional two-year period for a total of seven years. Cree’s patented process for developing micropipe-free SiC material enables the exclusive production of Charles & Colvard’s premium moissanite product, Forever OneTM. The amendment also allows for us under certain conditions to purchase alternative SiC material whose standards fall outside of Forever OneTM specifications. We believe this provision allows us to remain apprised of emerging moissanite materials and to be proactive with respect to changing product market conditions.

•
Executed New Credit Facility with White Oak Commercial Finance, LLC – During June and July we negotiated and entered into a $5.00 million asset-based revolving credit facility with White Oak Commercial Finance, LLC, which replaced our previous asset-based revolving credit facility with a commercial bank. The White Oak Credit Facility may be used for general corporate and working capital purposes, including permitted acquisitions, and matures in July 2021. The annual borrowing fees associated with our new White Oak Credit Facility are lower than those in connection with our previous credit facility, and moreover, we believe the borrowing terms and financial covenants underlying the new White Oak Credit Facility are less restrictive than those under our previous credit arrangement. Accordingly, we believe the new White Oak Credit Facility will empower us to be more nimble when executing our strategic plans.

•
Released Moissanite by Charles & Colvard® – In May 2018 we introduced Moissanite by Charles & Colvard®, which is a value line of gemstones that offers cost-conscious consumers a competitively-priced option for moissanite jewels.

•
Secured Key Retail Partners – We broadened our relationship with Helzberg Diamonds stores with the addition of incremental product line styles. We also expanded our online relationship with Walmart migrating from a third-party position on the Walmart marketplace to that of a first-party Walmart.com strategic partnership. Along with these broader relationships come an expanded moissanite selection and a more prominent positioning of the Charles & Colvard brand. We also forged a relationship with Stein Mart, which we believe positions Charles & Colvard’s moissanite brand on steinmart.com alongside other well-known luxury brand consumer options such as Louis Vuitton, Yves Saint Laurent and Fendi.

•
Developed New Co-Promotional Marketing Relationships – We believe co-promotional marketing relationships are essential for proliferating the Charles & Colvard brand into new and untapped sales channels. We believe that exposure into these innovative marketing channels, which are focused toward Millennials, will make a greater number of consumers aware of the Charles & Colvard brand. During the transition period ended June 30, 2018, we developed relationships with multiple co-promotional companies and customer loyalty platforms such as Flont, which is a jewelry-as-a-service, or JaaS, concept that allows members to regularly refresh their personal jewelry boxes. Flont offers monthly JaaS members four-day jewelry rentals, allowing anyone to have access to and take advantage of high-end designer brand jewelry. Further, we developed a relationship with Cartera, which is a membership organization that partners with elite-brand companies that use loyalty programs to reward their customers for ongoing and repeat purchase transactions. Cartera helps its member customers earn rewards by shopping with their online stores featuring its partners’ product brands. We also developed a co-marketing partner relationship with Leading Points Corporation, or Leading Points, a consumer brand customer-loyalty program developed for products and services delivered into the military exchange distribution channel. Leading Points is a group that helps build brand awareness for its partners’ products and services, which reaches active and veteran military service members and their families. And finally, we partnered with She Should Run, which is a non-partisan organization that provides a network for women considering a future run for political office in the U.S. This is an organization that helps build community and provides resources and growth opportunities for these aspiring political leaders. She Should Run provides women the opportunity to access resources to help them overcome roadblocks that may prevent them from running for political office.

•
Signed New E-Commerce Marketplace Arrangements – In 2018, we executed new arrangements with U.S. domestic and international e-commerce marketplaces: Catch-of-the-Day, which serves the Australian country-wide web-based e-commerce shopping market; and Wish Online Shopping, which is a web-based and mobile e-commerce shopping portal that connects customers directly to global manufacturers. We are currently engaged with Wish Online Shopping, which is an emerging shopping portal that we believe resonates with value-oriented consumers and millennials, for U.S. domestic transactions only, with plans going forward to expand this relationship internationally. Both of these e-commerce marketplaces provide Charles & Colvard an opportunity to leverage established marketplaces to enter new domestic regions and international locations. We believe that these types of established e-commerce marketplaces make it less complicated for U.S. enterprises to enter international markets for the purpose of selling and shipping U.S. products globally.

•
Broadened Media Exposure – In addition to significant exposure in fashion-related print media and other digital-media and entertainment platforms including, among others, Glamour Magazine, Martha Stewart Weddings Magazine, Fashionista Magazine, E! News, and Refinery29, Charles & Colvard’s moissanite was also featured on Megyn Kelly TODAY, a nationally broadcast television show. At the height of the 2018 Winter Olympics television coverage, which was broadcast on the same television network as Megyn Kelly TODAY, Charles & Colvard’s moissanite was featured and gifted to audience members during the live broadcast of that program. We believe this type of media-based advertising drives significant product awareness. In this case we believe the exposure on Megyn Kelly TODAY led to a significant increase in consumer traffic to the charlesandcolvard.com website and contributed to our record-setting order volume and product sales during the 2018 Valentine’s Day shopping period compared to the same shopping period in prior years.

In June, we closed the transition period ended June 30, 2018 with an exhibition at the jewelry industry’s premier trade show event, JCK Las Vegas. This year’s event was met with significant disruption when diamond industry leader, De Beers, announced to the trade its intention to begin producing lab-created diamonds. De Beers describe their decision to enter the lab-created market as a reaction to the demands of the millennial consumer. We believe this decision is clear validation of our business model and strategic direction, which was further solidified by significant traction from the trade throughout this year’s JCK event. We believe this monumental shift, with the trade embracing lab-created gemstones as a viable solution to meet the demands of today’s discerning consumer, is a significant springboard that will aid in kicking-off higher product demand for the fiscal year ending June 30, 2019, including during the critical 2018 calendar year-end holiday season.

As we continue to execute our strategy to build and reinvest in our businesses, significant expenses and investment of cash will be required ahead of the revenue streams we expect in the future. While this strategy has resulted in some unprofitable reporting periods during 2016, 2017 and the transition period ended June 30, 2018, we will continue to analyze each investment decision with the ongoing intent to grow our business while maintaining our goal of achieving positive financial results and cash flows. We believe that we will continue to generate or have access to sufficient working capital resources, including but not limited to the issuance of equity securities, to fund operations as we execute our plans to expand and grow the business.

Our total consolidated net sales for the transition period ended June 30, 2018 of $13.16 million were 7% higher than total consolidated net sales during the six months ended June 30, 2017 (unaudited). The increase in consolidated net sales for the transition period ended June 30, 2018 was due primarily to the increased demand for our Forever OneTM gemstones over the comparable unaudited period in 2017 reflected in higher finished jewelry net sales during the transition period ended June 30, 2018. Online Channels segment net sales during the transition period ended June 30, 2018 of $6.37 million were 45% higher than Online Channels segment net sales during the six months ended June 30, 2017 (unaudited). Expanded jewelry selections resulted in higher finished jewelry sales and ongoing increased demand for our Forever OneTM gemstones during the transition period ended June 30, 2018 as evidenced through our increased presence on e-commerce outlets including marketplaces and through charlesandcolvard.com within our Online Channels segment. Traditional segment net sales for the transition period ended June 30, 2018 of $6.79 million were 14% lower than Traditional segment net sales for the six months ended June 30, 2017 (unaudited), primarily driven by a decrease in loose jewel sales resulting from a large wholesale customer that had a one-time change in its inventory management practices across vendors. This decrease in loose jewel sales was partially offset by strong finished jewelry sales from our brick-and-mortar customers during the transition period ended June 30, 2018.

Our total consolidated net sales for the year ended December 31, 2017 of $27.03 million were 7% lower than total consolidated net sales during the year ended December 31, 2016. The decrease in consolidated net sales for the year ended December 31, 2017 was due principally to the sale, in a single transaction, during the first quarter of 2016 of approximately $6.77 million of legacy gemstone inventory, or the Legacy Inventory Sale, as a result of our efforts to reduce legacy inventories. This decrease in consolidated net sales for the year ended December 31, 2017 was offset partially by increased demand for our Forever OneTM gemstones over the prior year and higher finished jewelry net sales during 2017. Traditional segment net sales for the year ended December 31, 2017 of $15.95 million were 21% lower than Traditional segment net sales during the year ended December 31, 2016, primarily due to the Legacy Inventory Sale in the prior year. This decrease compared with the prior year was offset somewhat by strong finished jewelry sales during 2017. Online Channels segment net sales for the year ended December 31, 2017 of $11.09 million were 25% greater than Online Channels segment net sales during the year ended December 31, 2016, primarily due to higher finished jewelry sales and increased demand for our Forever OneTM gemstones during 2017 evidenced through our increased presence on e-commerce outlets, including charlesandcolvard.com.

Loose jewel sales comprised 53% of our total consolidated net sales for the transition period ended June 30, 2018 and decreased 19% to $7.00 million, compared with $8.67 million for the six months ended June 30, 2017 (unaudited), primarily due to lower loose jewel sales in our Traditional segment, driven by a large wholesale customer that had a one-time change in its inventory management practices across vendors. Finished jewelry sales for the transition period ended June 30, 2018 comprised 47% of our total consolidated net sales and increased 70% to $6.16 million, compared with $3.61 million for the six months ended June 30, 2017 (unaudited), primarily due to strong finished jewelry product sales in both our Online Channels segment and brick-and-mortar customers within our Traditional segment.

Loose jewel sales comprised 61% of our total consolidated net sales for the year ended December 31, 2017 and decreased 23% to $16.58 million, compared with $21.45 million in the previous year. Finished jewelry sales comprised 39% of our total consolidated net sales and increased 35% to $10.45 million, compared with $7.72 million in the previous year.

Operating expenses were $6.46 million for the transition period ended June 30, 2018, compared with $6.17 million for the six months ended June 30, 2017 (unaudited). Sales and marketing expenses increased $165,000, or 4%, to $3.86 million, primarily as a result of increased digital marketing expenses, offset partially by a decrease in sales and marketing related compensation expenses. General and administrative expenses also increased primarily as a result of higher compensation-related expenses and professional services expenses, partially offset by a decrease in bank fees principally associated with our prior Wells Fargo Credit Facility (as described below) and decreases in business taxes and computer-related expenses.

Operating expenses from continuing operations decreased by $533,000, or 4%, to $12.17 million in 2017 from $12.70 million in 2016. Of this decrease, general and administrative expenses decreased $855,000, or 15%, to $4.69 million primarily as a result of decreased compensation-related expenses and professional services expenses, offset partially by increased bank fees associated with our prior Wells Fargo Credit Facility and credit card transaction processing fees, and bad debt expense. Loss on abandonment of property and equipment decreased $118,000, or 100%, for the year ended December 31, 2017, compared to the previous year. In 2016, we abandoned costs of construction in progress related to website branding and design for our direct-to-consumer e-commerce business, charlesandcolvard.com, due to a change in our corporate strategy to consolidate our web properties. We had no such abandonment of property and equipment in 2017. These decreases were offset partially by an increase in sales and marketing expenses of $439,000, or 6%, to $7.48 million, primarily as a result of increased compensation-related expenses, an increase in professional services expenses, and an increase in software-related expenses offset partially by a decrease in advertising expenses.

Our loss before income taxes of $1.59 million for the transition period ended June 30, 2018, compared with $944,000 for the six months ended June 30, 2017 (unaudited) was primarily the result of increased sales of finished jewelry during the first six months of 2018, which reflect higher material and labor costs when compared to cost of goods sold in the same unaudited period of 2017, during which period we sold a higher level of loose jewels. Our loss from continuing operations for the transition period ended June 30, 2018, was also adversely impacted by higher overall operating expenses compared with those for the same unaudited period of 2017.

We recorded a net loss of $1.28 million, or $0.06 per diluted share, for the transition period ended June 30, 2018, compared to a net loss of $962,000, or $0.05 per diluted share, for the six months ended June 30, 2017 (unaudited). The reduction in net loss was primarily the result of the favorable impact of the federal income tax benefit in connection with the changes in the Tax Cuts and Jobs Act, or the Tax Act, relating to the realization of the recoverable portion of the Alternative Minimum Tax, or AMT, deferred tax credit carryforward being reclassified from a deferred tax asset to that of an income tax receivable.

We recorded a net loss of $453,000, or $0.02 per diluted share, for the year ended December 31, 2017, compared to a net loss of $4.53 million in the previous year. The decreased net loss was due primarily to an increase in Forever OneTM gemstone sales, which commands a more favorable profit margin compared to our legacy products, as we implemented our new sales and marketing strategies. In addition, we reported a gain on an insurance claim settlement related to excess recovery over costs previously written off associated with insured losses incurred in connection with a shipment of work-in-process materials. These improvements were partially offset by the increased sales and marketing expenses that were related to our new sales and marketing strategies that we implemented during the year. We recorded a net loss from continuing operations of $453,000 for the year ended December 31, 2017, compared to a net loss from continuing operations of $3.95 million in the previous year.

The execution of our strategy to grow our company, with the ultimate goal of increasing consumer awareness and clearly communicating the value proposition of moissanite, is challenging and not without risk. As such, there can be no assurance that future results for each reporting period will exceed past results in sales, operating cash flow, and/or net income due to the challenging business environment in which we operate and our investment in various initiatives to support our growth strategies. In addition, sales in the retail jewelry industry are typically seasonal due to increased consumer purchasing patterns during the calendar year-end holiday season. We can also see the effect of seasonality due to the timing of orders we receive to support new or expanded distribution and the level of current inventory positions held by our customers. While the effect of seasonality on our business, particularly with respect to the impact of the year-end holiday season, is less pronounced during the transition period ended June 30, 2018, we expect to continue seeing these types of seasonal trends impact financial results in future fiscal year-end reporting periods. However, as we execute our growth strategy, we remain committed to our current priorities of generating positive cash flow and strengthening our financial position while both monetizing our existing inventory and manufacturing our created moissanite loose jewels and finished jewelry featuring moissanite to meet sales demand. We believe the results of these efforts will propel our revenue growth and profitability, and further enhance shareholder value in coming years – however, we fully recognize the business and economic challenges that we face.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which we prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities. “Critical accounting policies and estimates” are defined as those most important to the financial statement presentation and that require the most difficult, subjective, or complex judgments. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Under different assumptions and/or conditions, actual results of operations may materially differ. The most significant estimates impacting our consolidated financial statements relate to valuation and classification of inventories, accounts receivable reserves, deferred tax assets, uncertain tax positions, and revenue recognition. We also have other policies that we consider key accounting policies, but these policies typically do not require us to make estimates or judgments that are difficult or subjective.

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

Our work-in-process inventories include raw SiC crystals on which processing costs, such as labor and sawing, have been incurred and components, such as metal castings and finished good moissanite jewels, that have been issued to jobs in the manufacture of finished jewelry. Our moissanite jewel manufacturing process involves the production of intermediary shapes, called “preforms,” that vary depending upon the size and shape of the finished jewel. To maximize manufacturing efficiencies, preforms may be made in advance of current finished inventory needs but remain in work-in-process inventories. As of June 30, 2018, December 31, 2017 and December 31, 2016, work-in-process inventories issued to active production jobs approximated $2.45 million, $2.99 million and $7.18 million, respectively.

Each accounting period, we evaluate the valuation and classification of inventories including the need for potential adjustments to inventory-related reserves, which also include significant estimates by management, on a period-by-period basis. See Note 2 , “Financial Statements and Supplementary Data,” in the Notes to Consolidated Financial Statements included elsewhere in this Transition Report on Form 10-KT under the Inventories caption for a further description of our inventories accounting policy and see Note 5, “Financial Statements and Supplementary Data,” in the Notes to Consolidated Financial Statements included elsewhere in this Transition Report on Form 10-KT for more detailed information relating to our accounting for inventory-related reserves.

Accounts Receivable Reserves - Estimates are used to determine the amount of two reserves against trade accounts receivable. The first reserve is an allowance for sales returns. At the time revenue is recognized, we estimate future returns using a historical return rate that is reviewed quarterly with consideration of any contractual return privileges granted to customers, and we reduce sales and trade accounts receivable by this estimated amount. The allowance for sales returns was $648,000, $537,000 and $415,000 at June 30, 2018, December 31, 2017 and December 31, 2016, respectively.

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

Any accounts with significant balances are reviewed separately to determine an appropriate allowance based on the facts and circumstances of the specific account. During the quarter ended September 30, 2016, we wrote off $815,000 in accounts receivable related to one international customer that was past due on its payment arrangement, as we determined that the benefits of continued collections efforts did not outweigh the costs of legal proceedings. Our allowance for doubtful accounts previously included an allowance for this accounts receivable balance, and therefore, this write-off did not have an impact on net loss for the year ended December 31, 2016. During our reviews for the transition period ended June 30, 2018 and the year ended December 31, 2017, we determined no additional reserves were necessary for specific accounts. Based on these criteria, management determined that allowances for doubtful accounts receivable of $233,000, $254,000 and $226,000 at June 30, 2018, December 31, 2017 and December 31, 2016, respectively, were required.

Deferred Tax Assets - As of each reporting date, management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. Beginning in 2014, management determined that negative evidence outweighed the positive and established a full valuation allowance against our deferred tax assets. We maintained a full valuation allowance as of June 30, 2018, December 31, 2017 and December 31, 2016.

Our deferred tax assets in Hong Kong were fully reserved with a valuation allowance of $996,000 as of June 30, 2018, December 31, 2017 and December 31, 2016 and had been fully reserved in all prior periods due to the uncertainty of future taxable income in this jurisdiction to utilize the deferred tax assets. Charles & Colvard (HK) Ltd., our Hong Kong subsidiary, which was re-activated in December 2017, but had no operating activity during the transition period ended June 30, 2018 and the year ended December 31, 2017, previously ceased operations during 2008 and became a dormant entity during 2009. If we use any portion of our deferred tax assets in future periods, the valuation allowance would need to be reversed and may impact our future operating results.

As a result of the Tax Act, we wrote down our net deferred tax assets as of December 31, 2017 by approximately $519,000 driven principally by the lowering of the U.S. corporate income tax rate from 35% to that of 21% effective January 1, 2018. Likewise, in December 2017, we recorded a corresponding net adjustment to our valuation allowance related to the re-measurement of certain net deferred tax assets using the lower U.S. corporate income tax.

We had substantially completed our provisional analysis of the income tax effects of the Tax Act and recorded a reasonable estimate of such effects as of and for the year ended December 31, 2017. However, in December 2017 the SEC staff issued guidance regarding application of Financial Accounting Standards Board, or the FASB, income tax-related guidance in the reporting period that includes December 22, 2017 – the date on which the Tax Act was signed into law – to address situations when a company does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. We estimated the tax effects related to the impact to deferred tax assets and liabilities and included these amounts in our consolidated financial statements for the year ended December 31, 2017, on a provisional basis. In this regard, the Tax Act repeals the corporate AMT regime, including claiming a refund and full realization of recoverable AMT credits. At that time, we were not able to make a reasonable estimate with respect to our realization of existing AMT credit carryforwards, and accordingly, continued to apply the income tax-related accounting guidance that was in effect immediately prior to the enactment of the Tax Act.

In connection with filing our 2017 U.S. corporate income tax return in June 2018, we completed our analysis of the income tax effects of the Tax Act and the effect on our existing AMT deferred tax asset, including the nature, validity, and recoverability of our AMT-related deferred tax credit carryforwards. Upon completion of this analysis, we determined that we were able to recognize the underlying tax benefit in the amount of approximately $328,000 relating to the realization of the recoverable portion, and claim an expected refund, of our AMT-related deferred tax credit carryforwards as of June 30, 2018. Accordingly, we recorded the expected AMT credit refund as a receivable, net of an anticipated sequestration reduction, and such amount is included in other long-term assets in the accompanying Consolidated Balance Sheets.

Uncertain Tax Positions – We account for the de-recognition, classification, accounting in interim periods, and disclosure requirements for uncertain tax positions in accordance with U.S. GAAP. Determining which tax positions qualify as uncertain positions and the subsequent accounting for these positions requires significant estimates and assumptions. Our net accrued income tax liability under the provisions of this guidance was $471,000, $461,000 and $434,000 at June 30, 2018, December 31, 2017 and December 31, 2016, respectively. This liability is only resolved when we obtain an official ruling from the tax authority on the positions or when the statute of limitations expires. Our liability for accrued interest on these uncertain tax positions has increased by approximately $10,000, $28,000, and $13,000 as of June 30, 2018, December 31, 2017 and December 31, 2016, respectively.

Revenue Recognition – Effective January 1, 2018, we adopted the new accounting standard in connection with revenue recognition guidance that was issued by the FASB, and as a result, we changed our accounting policy for revenue recognition. Based on our analysis of the new accounting standard, the timing and measurement of revenues under the new guidance is consistent with our prior revenue recognition policies. Therefore, no adjustment was required to our opening balance of equity as of January 1, 2018, and comparative prior period information has not been adjusted and continues to be reported under the accounting guidance in effect prior to the change of accounting.

Based on our new accounting policy, revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. To achieve this principle, we perform the following five steps: (i) identification of a contract with a customer; (ii) identification of any separate performance obligations; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract, if any; and (v) recognition of revenue when we have satisfied the underlying performance obligations, if any. We recognize substantially all of our revenue at a point in time when control of our goods has passed to the customer, which typically occurs upon shipment, with the exception of consigned goods. We consider our performance obligation satisfied at the time this control is transferred. We also have a variable consideration element related to most of our contracts in the form of product return rights. At the time revenue is recognized, an allowance for estimated returns is established and any change in the allowance for returns is charged against net sales in the current period. For our Traditional segment and Online Channels segment customers (excluding those of charlesandcolvard.com), the returns policy generally allows for the return of jewels and finished jewelry with a valid reason for credit within 30 days of shipment. Our charlesandcolvard.com customers may return purchases for any reason within 60 days in accordance with our returns policy as disclosed on the charlesandcolvard.com website. Periodically, we ship loose jewel goods and finished goods to Traditional segment customers on consignment terms. Under these consignment terms, the customer assumes the risk of loss and has an absolute right of return for a specified period that typically ranges from six months to one year. Our Online Channels segment and Traditional segment customers are generally required to make payments on consignment shipments within 30 days upon the customer informing us that such inventory will be kept by the customer. Accordingly, we do not recognize revenue on these consignment transactions until the earlier of (i) the customer informing us that the inventory will be kept by the customer; (ii) the expiration of the right of returns period; or (iii) the customer informing us that the inventory has been sold.

See Note 2 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”, of this Transition Report on Form 10-KT under the Change in Accounting Policy and Revenue Recognition captions for additional information regarding the adoption of the new revenue recognition accounting standard and the underlying required disclosures arising from contracts with customers as well as a more detailed description of our revenue recognition accounting policy.

Recent Accounting Pronouncements - See Note 2 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”, of this Transition Report on Form 10-KT under the Recently Adopted/Issued Accounting Pronouncements caption for the description of recent accounting pronouncements, including the expected date of adoption and estimated effects, on our consolidated financial statements.

Summary Financial Results for Transition Period Ended June 30, 2018

The following is a summary of key financial results achieved for the transition period ended June 30, 2018 compared with the six months ended June 30, 2017 (unaudited):

•
Our total consolidated net sales increased by $876,000, or 7%, to $13.16 million in the transition period ended June 30, 2018 from $12.29 million in the six-month period ended June 30, 2017 (unaudited). The increase in consolidated net sales for the transition period ended June 30, 2018 was due primarily to the increased demand for our Forever OneTM gemstones over the six-month period ended June 30, 2017 (unaudited) and higher finished jewelry net sales during the transition period ended June 30, 2018. Online Channels segment net sales during the transition period ended June 30, 2018 of $6.37 million were 45% higher than Online Channels segment net sales during the six months ended June 30, 2017 (unaudited). Improved customer experience and expanded jewelry selections resulted in higher finished jewelry sales and ongoing increased demand for our Forever OneTM gemstones during the transition period ended June 30, 2018 as evidenced through our increased presence on e-commerce outlets including marketplaces and through charlesandcolvard.com within our Online Channels segment. Traditional segment net sales for the transition period ended June 30, 2018 of $6.79 million were 14% lower than Traditional segment net sales for the six months ended June 30, 2017 (unaudited), primarily driven by a decrease in loose jewel sales resulting from a large wholesale customer that had a one-time change in its inventory management practices across vendors. This decrease in loose jewel sales was partially offset by strong finished jewelry sales from our brick-and-mortar customers during the transition period ended June 30, 2018.

•
Operating expenses from continuing operations increased by $288,000, or 5%, to $6.46 million in the transition period ended June 30, 2018 from $6.17 million in the six-month period ended June 30, 2017 (unaudited). Of this increase, sales and marketing expenses increased $165,000, or 4%, to $3.86 million, primarily due to increased digital marketing expenses associated with implementing our sales and marketing strategies, offset partially by a decrease in compensation expenses. General and administrative expenses also increased $127,000, or 5%, to $2.60 million primarily as a result of increased compensation-related expenses and professional services expenses, partially offset by a decrease in bank fees principally associated with our prior Wells Fargo Credit Facility and decreases in business taxes and computer-related expenses.

•
Loss before income taxes from continuing operations increased approximately $650,000 to a loss of $1.59 million for the transition period ended June 30, 2018 from a loss before income taxes from continuing operations of $944,000 for the six months ended June 30, 2017 (unaudited). The increase in loss before income taxes from continuing operations was due primarily to increased sales of finished jewelry during the transition period ended June 30, 2018, which reflect higher material and labor costs, when compared to cost of goods sold in the same unaudited period of 2017, during which period we sold a higher level of loose jewels. The increase in loss before income taxes from continuing operations for the transition period ended June 30, 2018 was also adversely impacted by higher sales and marketing as well as general and administrative expenses when compared to those in the same unaudited period of 2017.

•
We recorded a net loss of $1.28 million in the transition period ended June 30, 2018, compared to a net loss of $962,000 in the six-month period ended June 30, 2017 (unaudited). Net loss per share was $0.06 in the transition period ended June 30, 2018 compared to a net loss per share of $0.05 in the six-month period ended June 30, 2017 (unaudited). The increase in net loss was primarily the result of increased cost of goods sold when compared to these same costs in the six months ended June 30, 2017 (unaudited). We also incurred increased operating expenses in the transition period ended June 30, 2018, compared with those in the six-month period ended June 30, 2017 (unaudited), principally related to higher advertising and digital marketing-related expenses. These increased costs were partially offset by the favorable impact of the federal income tax benefit in connection with changes in the Tax Act relating to the realization of the recoverable portion of the AMT deferred tax credit carryforward being reclassified from a deferred tax asset to that of an income tax receivable in the transition period ended June 30, 2018.

•
We generated negative cash flows from continuing operations of $1.04 million in the transition period ended June 30, 2018, compared to negative cash flows of $911,000 from continuing operations in the six-month period ended June 30, 2017 (unaudited). The primary drivers of our negative cash flow in the transition period ended June 30, 2018 were a net loss of $1.28 million; an increase in inventory of $855,000; an increase in prepaid expenses and other assets of $271,000; a decrease in accounts payable of $295,000 and a decrease in accrued liabilities of $423,000. These factors were partially offset by a decrease in accounts receivable of $1.48 million. In addition, non-cash items totaling $594,000 partially offset the net loss and had a favorable impact on cash flow from continuing operations during the transition period ended June 30, 2018.

•	Cash and cash equivalents at June 30, 2018 were $3.39 million compared to $4.59 million at December 31, 2017. The primary reason for this decrease is the $1.04 million of cash used in operations.

•
Total inventory, including long-term and consignment inventory, was $31.83 million as of June 30, 2018, up from $30.97 million at December 31, 2017. This inventory increase was, in part, due to higher purchases of raw materials and higher levels of work-in-process inventories that were produced to meet anticipated product demand.

We continue to carry no long-term debt. And we believe that we will be able to continue to have access to additional working capital resources, including but not limited to the White Oak Credit Facility and the potential issuance of equity securities, to fund operations and our growth strategies for the foreseeable future.

Results of Operations

Transition Period Ended June 30, 2018 and Six Months Ended June 30, 2017 (Unaudited)

The following table sets forth certain consolidated statements of operations data for the six months ended June 30, 2018 and the six months ended June 30, 2017 (unaudited):

	Six Months Ended June 30,
	2018	2017
		(unaudited)
Net sales	$13,163,048	$12,287,174
Costs and expenses:
Cost of goods sold	8,298,286	7,060,701
Sales and marketing	3,856,796	3,692,188
General and administrative	2,601,554	2,474,882
Research and development	-	3,143
Total costs and expenses	14,756,636	13,230,914
Loss from operations	(1,593,588)	(943,740)
Other expenses:
Interest expense	(293)	(92)
Loss on foreign currency exchange	(5)	-
Total other expenses	(298)	(92)
Loss before income taxes	(1,593,886)	(943,832)
Income tax net benefit (expense)	318,060	(18,595)
Net loss	$(1,275,826)	$(962,427)

Consolidated Net Sales

Consolidated net sales for the six months ended June 30, 2018 and the six months ended June 30, 2017 (unaudited) comprise the following:

	Six Months Ended June 30,		Change
	2018	2017	Dollars	Percent
		(unaudited)
Loose jewels	$6,999,998	$8,672,363	$(1,672,365)	-19%
Finished jewelry	6,163,050	3,614,811	2,548,239	70%
Total consolidated net sales	$13,163,048	$12,287,174	$875,874	7%

Consolidated net sales were $13.16 million for the transition period ended June 30, 2018 compared to $12.29 million for the six months ended June 30, 2017 (unaudited), an increase of $876,000, or 7%. The increase in consolidated net sales for the transition period ended June 30, 2018 was due primarily to increased consumer awareness and demand for moissanite resulting in higher finished jewelry product net sales during the transition period ended June 30, 2018 in both our Online Channels segment and Traditional segment brick-and-mortar customers. However, this increase in the transition period ended June 30, 2018 was partially offset by lower loose jewel sales in our Traditional segment.

Sales of loose jewels represented 53% of total consolidated net sales for the transition period ended June 30, 2018, compared to 71% of total consolidated net sales for the six months ended June 30, 2017 (unaudited). For the transition period ended June 30, 2018, loose jewel sales were $7.00 million compared to $8.67 million for the six months ended December 31, 2017 (unaudited), a decrease of $1.67 million, or 19%. The decrease for the transition period ended June 30, 2018 was primarily due to lower loose jewel sales in our Traditional segment, driven by a large wholesale customer that had a one-time change in its inventory management practices across vendors.

Sales of finished jewelry represented 47% of total consolidated net sales for the transition period ended June 30, 2018, compared to 29% of total consolidated net sales for the six months ended June 30, 2017 (unaudited). For the transition period ended June 30, 2018, finished jewelry sales were $6.16 million compared to $3.61 million for the six months ended June 30, 2017 (unaudited), an increase of $2.55 million, or 70%. This increase was due primarily to strong finished jewelry sales in both our Online Channels segment and Traditional segment brick-and-mortar customers, which we believe resulted from leveraging our strategy to continue driving sales in 2018 through multiple channels. These results reflect the ongoing increased presence within our e-commerce outlets including marketplaces and through charlesandcolvard.com in our Online Channels segment and our expanded presence in Helzberg Diamonds stores in our Traditional segment.

U.S. net sales accounted for approximately 92% and 93% of total consolidated net sales during the transition period ended June 30, 2018 and the six months ended June 30, 2017 (unaudited), respectively. While the proportion of our consolidated net sales in the U.S. was essentially flat during the transition period ended June 30, 2018 compared with the six months ended June 30, 2017 (unaudited), U.S. net sales increased to $12.12 million, or 6%, during the first six months of 2018 compared to $11.46 million in the first six months of 2017 (unaudited) as a result of increased sales to U.S. customers in both our Online Channels segment and Traditional segment.

Our largest U.S. customer during the transition period ended June 30, 2018 accounted for 12% of our total consolidated sales compared to 26% during the six months ended June 30, 2017 (unaudited). A second U.S. customer also accounted for 12% of our total consolidated net sales during the transition period ended June 30, 2018 but did not have net sales that represented 10% or more of total net sales for the six months ended June 30, 2017 (unaudited). No additional U.S. customers accounted for more than 10% of total consolidated sales during the transition period ended June 30, 2018 or the six months ended June 30, 2017 (unaudited). We expect that we will remain dependent on our ability, and that of our largest customers, to maintain and enhance retail programs. A change in or loss of any of these customer or retailer relationships could have a material adverse effect on our results of operations.

International net sales accounted for approximately 8% and 7% of total consolidated net sales during the transition period ended June 30, 2018 and the six months ended June 30, 2017 (unaudited), respectively. While the proportion of our consolidated net sales in the international market was essentially flat during the transition period ended June 30, 2018 compared with the six months ended June 30, 2017 (unaudited), international net sales increased to $1.04 million, or 25%, during the first six months of 2018 compared to $832,000 in the first six months of 2017 (unaudited) as we continue to serve distributors in international markets. Based on current levels of demand for loose jewels in the markets, we continue to evaluate these and other potential distributors in these international markets to determine the best long-term partners. Additionally, during the transition period ended June 30, 2018, we developed a direct-to-consumer presence with sales transactions in the United Kingdom, and going forward, anticipate the need to further develop a direct-to-consumer presence in other international locations. This international expansion will continue to require additional marketing and e-commerce investment to drive expected growth in these regions. As a result, over time our sales in these international markets may continue to fluctuate significantly each reporting period as our growth in these regions develops.

No international customers accounted for more than 10% of total consolidated sales during the transition period ended June 30, 2018 or the six months ended June 30, 2017 (unaudited). A portion of our international consolidated sales represents jewels sold internationally that may be re-imported to U.S. retailers. Our top three international distributors by sales volume during the transition period ended June 30, 2018 were, in order of sales volume, located in Hong Kong, Hong Kong, and India.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2018 and the six months ended June 30, 2017 (unaudited) are as follows:

	Six Months Ended June 30,		Change
	2018	2017	Dollars	Percent
		(unaudited)
Product line cost of goods sold:
Loose jewels	$3,640,224	$4,403,274	$(763,050)	-17%
Finished jewelry	3,435,233	1,616,767	1,818,466	112%
Total product line cost of goods sold	7,075,457	6,020,041	1,055,416	18%
Non-product line cost of goods sold	1,222,829	1,040,660	182,169	18%
Total cost of goods sold	$8,298,286	$7,060,701	$1,237,585	18%

Total cost of goods sold was $8.30 million for the transition period ended June 30, 2018 compared to $7.06 million for the six months ended June 30, 2017 (unaudited), an increase of approximately $1.24 million, or 18%. Product line cost of goods sold is defined as product cost of goods sold in each of our Traditional segment and Online Channels segment excluding non-capitalized expenses from our manufacturing and production control departments, comprising personnel costs, depreciation, rent, utilities, and corporate overhead allocations; freight out; inventory valuation allowance adjustments; and other inventory adjustments, comprising costs of quality issues, damaged goods, and inventory write-downs.

The increase in cost of goods sold for the transition period ended June 30, 2018, as compared to the six months ended June 30, 2017 (unaudited) was due primarily to increased sales of finished jewelry during the first six months of 2018, which reflect higher material and labor costs, when compared to cost of goods sold in the same unaudited period of 2017 during which period we sold a higher level of loose jewels. The net increase in non-product line cost of goods sold comprises a $100,000 increase in freight out as a result of an increase in sales transaction volume; an $82,000 increase in non-capitalized manufacturing and production control expenses principally due to the timing when work-in-process is received into inventory and overhead is allocated; and a $47,000 increase in other inventory adjustments principally relating to production standard cost variances. These increases were offset in part by a $47,000 favorable change in inventory valuation allowances, including inventory obsolescence, shrinkage, recuts, and repairs reserves. For further discussion of non-product line cost of goods sold, see Note 3, “Segment Information and Geographic Data”, in the Notes to Consolidated Financial Statements.

Sales and Marketing

Sales and marketing expenses for the six months ended June 30, 2018 and the six months ended June 30, 2017 (unaudited) are as follows:
	Six Months Ended June 30,		Change
	2018	2017	Dollars	Percent
		(unaudited)
Sales and marketing	$3,856,796	$3,692,188	$164,608	4%

Sales and marketing expenses were $3.86 million for the transition period ended June 30, 2018 compared to $3.69 million for the six months ended June 30, 2017 (unaudited), an increase of approximately $165,000, or 4%.

The increase in sales and marketing expenses for the transition period ended June 30, 2018 compared to the six months ended June 30, 2017 (unaudited) was primarily due to a $235,000 increase in advertising and digital marketing expenses; a $37,000 increase in professional services fees; a $37,000 increase in general office-related expenses; a $25,000 increase in software-related costs principally in connection with maintenance agreements associated with our migration to a cloud-based data storage arrangement as well as other software-related agreements; and a $4,000 increase in depreciation and amortization expense. These increases were partially offset by a $113,000 decrease in compensation-related expense; a $22,000 decrease in recruiting fees; a $20,000 decrease in market research expenses; and an $18,000 decrease in travel expense.

The increase in advertising and digital marketing expenses for the transition period ended June 30, 2018 compared to the six months ended June 30, 2017 (unaudited) comprises a $118,000 increase in cooperative advertising; a $78,000 increase in outside agency fees; a $55,000 increase in Internet marketing; and a $14,000 increase in all other advertising expenses. These increases were partially offset by an $18,000 decrease in promotional expenses; and a $12,000 decrease in print media expenses.

Compensation-related expenses for the transition period ended June 30, 2018 compared to the six months ended June 30, 2017 (unaudited) decreased primarily as a result of a $189,000 decrease in severance expense primarily related to the departure of our Chief Revenue Officer during the first quarter of 2017; a $134,000 decrease in bonus expense; and a $20,000 decrease in relocation expense. These decreases were partially offset by a $229,000 increase in salaries, commissions, and related employee benefits in the aggregate; and a $1,000 increase in employee stock-based compensation expense.

While our intent is to continue to invest in sales and marketing efforts in future periods to increase sales, we believe such expenses may also increase as part of our ongoing strategy to promote overall consumer awareness of moissanite and of our brands. However, this will be dependent on overall companywide marketing strategies and in which sales channels we may choose to make such further investments.

General and Administrative

General and administrative expenses for the six months ended June 30, 2018 and the six months ended June 30, 2017 (unaudited) are as follows:

	Six Months Ended June 30,		Change
	2018	2017	Dollars	Percent
		(unaudited)
General and administrative	$2,601,554	$2,474,882	$126,672	5%

General and administrative expenses were $2.60 million for the transition period ended June 30, 2018 compared to $2.47 million for the six months ended June 30, 2017 (unaudited), an increase of approximately $127,000, or 5%.

The increase in general and administrative expenses for the transition period ended June 30, 2018 compared to the six months ended June 30, 2017 (unaudited) was primarily due to a $215,000 increase in compensation expenses; a $98,000 increase in professional services; a $16,000 increase in board retainer fees; a $6,000 increase in miscellaneous other general and administrative expenses; and a $4,000 increase in depreciation and amortization expense. These increases were partially offset by an $86,000 decrease in bank fees, which includes fees associated with the Wells Fargo Credit Facility and credit card clearing transactions; a $46,000 decrease in business taxes and licenses; a $38,000 decrease in computer and software related expenses; a $34,000 decrease in bad debt expense associated with our allowance for doubtful accounts reserve policy; a $5,000 decrease in equipment-related rental expense; and a $3,000 decrease in insurance expenses.

Compensation expenses increased for the transition period ended June 30, 2018 compared to the six months ended June 30, 2017 (unaudited) primarily due to a $173,000 increase in salaries and related employee benefits in the aggregate; a $29,000 increase in employee stock-based compensation expense; and a $16,000 increase in bonus expense. These increases were partially offset by a decrease of $3,000 in severance expenses.

Professional services increased for the transition period ended June 30, 2018 compared to the six months ended June 30, 2017 (unaudited) primarily due to an increase of $87,000 in accounting services; an increase in legal fees of $51,000; and an increase of $21,000 in investor and public relations expenses. These increases were partially offset by a decrease of $61,000 in consulting and other professional services.

Loss on Foreign Currency Exchange

Loss on foreign currency exchange relating to foreign sales transacted in functional currencies other than the U.S. dollar for the six months ended June 30, 2018 and the six months ended June 30, 2017 (unaudited) is as follows:

	Six Months Ended June 30,		Change
	2018	2017	Dollars	Percent
Loss on foreign currency exchange	$5	$-	$5	100%

During the transition period ended June 30, 2018, we developed a direct-to-consumer presence in the United Kingdom and initiated our first sales transactions which led to this immaterial foreign currency exchange loss. We had no such foreign sales transactions during the six months ended June 30, 2017 (unaudited).

Provision for Income Taxes

We recognized an income tax net benefit of approximately $318,000 for the transition period ended June 30, 2018, compared with an income tax net expense of approximately $19,000 for the six months ended June 30, 2017 (unaudited). Our income tax provisions in these periods primarily relate to estimated tax, penalties, and interest associated with uncertain tax positions. However, during the transition period ended June 30, 2018, we recognized a federal income tax benefit in the amount of approximately $328,000 relating to the realization of the recoverable portion of the AMT deferred tax credit carryforwards being reclassified from a deferred tax asset to that of an income tax receivable, offset by approximately $10,000 of income tax expense relating to estimated tax, penalties, and interest associated with uncertain tax positions.

As of each reporting date, management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. Beginning in 2014, management determined that negative evidence outweighed the positive and established a full valuation allowance against our deferred tax assets. We maintained a full valuation allowance as of June 30, 2018 and June 30, 2017 (unaudited).

Our statutory tax rate as of the transition period ended June 30, 2018 is 22.13% and consists of the federal income tax rate of 21% and a blended state income tax rate of 1.13%, net of the federal benefit.

The Tax Act, which was signed into law in December 2017, among other things lowered the U.S. corporate income tax rate from 35% to that of 21% effective January 1, 2018. For further discussion of the effects of the Tax Act on our provision for income taxes and deferred tax assets, see Note 12, “Income Taxes”, in the Notes to the Consolidated Financial Statements.

Fiscal Year Ended December 31, 2017 and Fiscal Year Ended December 31, 2016

The following table sets forth certain consolidated statements of operations data for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
Net sales	$27,032,964	$29,168,128
Costs and expenses:
Cost of goods sold	15,470,617	20,401,439
Sales and marketing	7,477,354	7,038,277
General and administrative	4,689,823	5,544,452
Research and development	3,714	2,848
Loss on abandonment of property and equipment	-	117,930
Total costs and expenses	27,641,508	33,104,946
Loss from operations	(608,544)	(3,936,818)
Other income (expense):
Interest expense	(541)	(1,737)
Gain on insurance claim settlement	183,217	-
Gain on foreign currency exchange	-	-
Total other income (expense), net	182,676	(1,737)
Loss before income taxes from continuing operations	(425,868)	(3,938,555)
Income tax net expense from continuing operations	(27,609)	(13,480)
Net loss from continuing operations	(453,477)	(3,952,035)

Discontinued operations:
Loss from discontinued operations	-	(586,124)
Gain on sale of assets from discontinued operations	-	12,398
Net loss from discontinued operations	-	(573,726)
Net loss	$(453,477)	$(4,525,761)

Consolidated Net Sales

Consolidated net sales for the years ended December 31, 2017 and 2016 comprise the following:
	Year Ended December 31,		Change
	2017	2016	Dollars	Percent
Loose jewels	$16,580,748	$21,451,728	$(4,870,980)	-23%
Finished jewelry	10,452,216	7,716,400	2,735,816	35%
Total consolidated net sales	$27,032,964	$29,168,128	$(2,135,164)	-7%

Consolidated net sales were $27.03 million for the year ended December 31, 2017 compared to $29.17 million for the year ended December 31, 2016, a decrease of $2.14 million, or 7%. The decrease in consolidated net sales for the year ended December 31, 2017 was due primarily to the Legacy Inventory Sale during the first quarter of the prior year. However, this decrease in 2017 was partially offset by increased demand for our Forever OneTM gemstones during 2017 over the prior year. In addition, we experienced higher finished jewelry net sales during 2017 in both our Online Channels segment and Traditional segment brick-and-mortar customers.

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

Sales of finished jewelry represented 39% and 26% of total consolidated net sales for the years ended December 31, 2017 and 2016, respectively. For the year ended December 31, 2017, finished jewelry sales were $10.45 million compared to $7.72 million for the year ended December 31, 2016, an increase of $2.74 million, or 35%. This increase was due primarily to strong finished jewelry sales in both our Online Channels segment and Traditional segment brick-and-mortar customers. These increases in finished jewelry sales resulted from leveraging our strategy to drive sales in 2017 through multiple channels. This is reflected in our expanded presence in Helzberg Diamonds stores in our Traditional segment and promotion of our updated brand platform and increased presence within our e-commerce outlets, including charlesandcolvard.com in our Online Channels segment.

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

International net sales accounted for approximately 7% and 10% of total consolidated net sales during the years ended December 31, 2017 and 2016, respectively. International net sales decreased 38% during 2017 as we served distributors in the Hong Kong and India markets and demand for loose jewels in these markets was down compared to 2016. We continue to evaluate these and other potential distributors in these international markets to determine the best long-term partner. Additionally, we anticipate the need to further develop a direct-to-consumer presence, which will continue to require additional marketing and e-commerce investment to drive expected growth in these regions. As a result, our sales in these markets may continue to fluctuate significantly each reporting period.

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
Product line cost of goods sold:
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

We had no loss on abandonment of property and equipment for the year ended December 31, 2017 compared to approximately $118,000 for the year ended December 31, 2016, a decrease of $118,000, or 100%. During the year ended December 31, 2016, we abandoned costs of construction in progress related to website branding and design for our e-commerce website, charlesandcolvard.com, due to a change in our corporate strategy to consolidate our web properties.

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

Our statutory tax rate as of December 31, 2017 was 23.25% and consisted of the federal income tax rate of 21% and a blended state income tax rate of 2.25%, net of the federal benefit.

The Tax Act, which was signed into law in December 2017, among other things lowered the U.S. corporate income tax rate from 35% to that of 21% effective January 1, 2018. For further discussion of the effects of the Tax Act on our deferred tax assets, see Note 12, “Income Taxes”, in the Notes to the Consolidated Financial Statements.

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of June 30, 2018, our principal sources of liquidity were cash and cash equivalents totaling $3.39 million, trade accounts receivable of $1.77 million, and net current inventory of $10.98 million, as compared to cash and cash equivalents totaling $4.59 million, trade accounts receivable of $3.38 million, and net current inventory of $11.21 million as of December 31, 2017; and cash and cash equivalents totaling $7.43 million, trade accounts receivable of $2.80 million, and net current inventory of $9.77 million as of December 31, 2016. As described more fully below, we also have access to our $5.00 million White Oak Credit Facility.

We have an effective shelf registration statement on Form S-3 on file with the SEC that allows us to periodically offer and sell, individually or in any combination, shares of common stock, shares of preferred stock, warrants to purchase shares of common stock or preferred stock, and units consisting of any combination of the foregoing types of securities, up to a total of $25.00 million. Our ability to issue equity securities under the shelf registration statement is subject to market conditions.

During the transition period ended June 30, 2018, our working capital decreased by approximately $2.44 million to $12.27 million from $14.70 million at December 31, 2017. During the year ended December 31, 2017, our working capital decreased by approximately $1.37 million to $14.70 million from $16.07 million at December 31, 2016. As described more fully below, the decrease in working capital at June 30, 2018 is primarily attributable to a decrease in our cash and cash equivalents resulting from cash used in our operations and decreases in accounts receivable as well as in our allocation of inventory to short-term from long-term and in prepaid expenses and other assets. These factors were offset partially by decreases in accounts payable and accrued expenses and other liabilities. As described more fully below, the decrease in working capital at December 31, 2017 is primarily attributable to a decrease in our cash and cash equivalents resulting from cash used in our operations and increases in accounts payable, accrued cooperative advertising, and accrued expenses and other liabilities. These factors were offset partially by an increase in our allocation of inventory to short-term from long-term, and increases in accounts receivable, and prepaid expenses and other assets.

During the transition period ended June 30, 2018, $1.04 million of cash was used by our continuing operations. The primary drivers of our use of cash were a net loss of $1.28 million; an increase in inventory of $855,000; an increase in prepaid expenses and other assets of $271,000; a decrease in accounts payable of $295,000; and a decrease in accrued liabilities of $423,000. These factors were partially offset by a decrease in accounts receivable of $1.48 million. In addition, non-cash items totaling $594,000 partially offset the impact of the net loss and had a favorable impact on cash flow from continuing operations during the transition period ended June 30, 2018. During the year ended December 31, 2017, $2.56 million of cash was used by our continuing operations. The primary drivers of our use of cash were a net loss of $454,000; an increase in accounts receivable of $733,000; an increase in inventory of $3.50 million and an increase in prepaid expenses and other assets of $36,000. These factors were offset partially by an increase in accounts payable of $489,000 and an increase in accrued liabilities of $246,000. Non-cash items partially offset the impact of net loss totaling $1.43 million. The inventory increases during the transition period ended June 30, 2018 and the year ended December 31, 2017 were, in part, due to the purchase of new raw material SiC crystals during each period then ended pursuant to the Supply Agreement; production of moissanite jewels; and purchases of jewelry castings and other jewelry components due to increased demand in certain channels and preparation for market demand.

During the transition period ended June 30, 2018, accounts receivable decreased principally due to increased cash collections during the transition period ended June 30, 2018 on sales made during the third and fourth calendar quarters of 2017, which reflect year-end holiday sales levels. During 2017, accounts receivable increased principally due to increased sales during the fourth quarter of 2017 as compared with the same period in 2016, as well as an overall increase of sales in our Online Channels segment in 2017 compared with 2016. We did not offer any extended Traditional segment customer payment terms during the transition period ended June 30, 2018 or the year ended December 31, 2017; however, we may offer these terms from time to time, which may not immediately increase liquidity as a result of current-period sales. We believe our competitors and other vendors in the wholesale jewelry industry have expanded their use of extended payment terms and, in aggregate, we believe that through our use of extended payment terms, we provide a competitive response in our market and that our net sales have been favorably impacted. We are unable to estimate the impact of this program on our net sales, but if we ceased providing extended payment terms in select instances, we believe we would not be competitive for some Traditional segment customers in the marketplace and that our net sales and profits could decrease. During the year ended December 31, 2016, we wrote off $815,000 in accounts receivable related to one international customer that was past due on its payment arrangement as we determined that the benefits of continued collections efforts did not outweigh the costs of legal proceedings. We do not believe our commercial terms were a factor with this customer’s non-payment. Our allowance for doubtful accounts previously included an allowance for this customer’s accounts receivable balance, and therefore, this write-off did not have an impact on our net loss for the year ended December 31, 2016. We have not experienced any other significant accounts receivable write-offs related to revenue arrangements with extended payment terms.

During the transition period ended June 30, 2018, prepaid expenses and other assets increased principally as a result of an increase in other assets relating the adoption of the new revenue recognition accounting standard as of January 1, 2018, and the timing of payments, principally for insurance-related expenses, in advance of goods or services received. During the transition period ended June 30, 2018 accounts payable decreased primarily as a result of the timing of payment for costs associated with inventory-related purchases and professional services incurred and due under our vendors’ payment terms. Likewise, accrued expenses and other liabilities decreased principally due to the timing of payments related to accrued year-end bonuses. During 2017, prepaid expenses and other assets increased principally as a result of the timing of the receipt of an insurance claim settlement offset partially by the timing of payments in advance of goods or services received.  During 2017, accounts payable increased primarily as a result of the timing of costs incurred but not yet paid as of December 31, 2017 associated with inventory-related purchases and professional services incurred but not yet due under our vendors’ payment terms. Likewise, accrued expenses and other liabilities increased principally due to the timing of travel-related expenses and services incurred but not yet due under our vendors’ payment terms.

We manufactured approximately $7.36 million and $15.26 million in loose jewels and $3.11 million and $7.61 million in finished jewelry, which includes the cost of the loose jewels and the purchase of precious metals and labor in connection with jewelry production, during the transition period ended June 30, 2018 and the year ended December 31, 2017, respectively. We expect our purchases of precious metals and labor to increase as we increase our finished jewelry business. In addition, from the beginning of 2006 through the transition period ended June 30, 2018, the price of gold has increased significantly, resulting in higher retail price points for gold jewelry. Because the market price of gold and other precious metals is beyond our control, the upward price trends could continue and have a negative impact on our operating cash flow as we manufacture finished jewelry.

Historically, our raw material inventories of SiC crystals had been purchased under exclusive supply agreements with a limited number of suppliers. Because the supply agreements restricted the sale of these crystals exclusively to us, the suppliers negotiated minimum purchase commitments with us that, when combined with our reduced sales during the periods when the purchase commitments were in effect, have resulted in levels of inventories that are higher than we might otherwise maintain. As of June 30, 2018 and December 31, 2017, $20.85 million and $19.77 million, respectively, of our inventories were classified as long-term assets. Loose jewel sales and finished jewelry that we manufacture will utilize both the finished goods loose jewels currently on-hand and, as we deplete certain shapes and sizes, our on-hand raw material SiC crystals of $4.49 million and $4.29 million as of June 30, 2018 and December 31, 2017, respectively, and new raw material that we are purchasing pursuant to the Supply Agreement.

Our inventory principally comprises the following two types of materials: (i) new material that has been produced since September 2015 to the present, which is the raw materials for our Forever OneTM and Moissanite by Charles & Colvard® products with colorless and near colorless gemstones, or New Material; and (ii) legacy material that was produced through the period ended August 2015, which is the raw materials for our Forever ClassicTM, Forever Brilliant® and lower grade gemstones, or Legacy Material. Of our total inventory as of June 30, 2018, 70% of the total inventory was New Material, while 30% was Legacy Material, as compared to percentages of total inventory of 64% of New Material and 36% of Legacy Material at December 31, 2017 and 49% of New Material and 51% of Legacy Material at December 31, 2016. We are actively selling goods set with the Legacy Material gemstones through our omni-channel strategy in such outlets as marketplaces, drop-ship and pure-play retailers. A more detailed description of our inventories is included in Note 5, “Inventories,” in the Notes to Consolidated Financial Statements.

On December 12, 2014, we entered into the Supply Agreement with Cree. Under the Supply Agreement, subject to certain terms and conditions, we agreed to exclusively purchase from Cree, and Cree agreed to exclusively supply, 100% of our required SiC materials in quarterly installments that must equal or exceed a set minimum order quantity. The initial term of the Supply Agreement was scheduled to expire on June 24, 2018, unless extended by the parties. Effective June 22, 2018, the Supply Agreement was amended to extend the expiration date to June 25, 2023. The Supply Agreement, as amended, also provides for the exclusive production of our premium moissanite product, Forever One™ and to provide us with one option, subject to certain conditions, to unilaterally extend the term of the Supply Agreement for an additional two-year period following the expiration of the initial term. In addition, the Supply Agreement was amended further to establish a process by which Cree may begin producing alternate SiC material based on our specifications that will give us the flexibility to use the materials in a broader variety of our products, as well as, to permit us to purchase certain amounts of SiC materials from third parties under limited conditions. Our total purchase commitment under the Supply Agreement, as amended, until June 2023 is approximately $52.9 million, the full amount of which remains to be purchased as of June 30, 2018. As of December 31, 2017, our total purchase commitment under the Supply Agreement in effect at that time was dependent upon the size of the SiC material and ranged between approximately $29.60 million and approximately $31.50 million. As of December 31, 2017, our remaining purchase commitment through June 2018 under the Supply Agreement ranged from approximately $5.15 million to approximately $7.05 million.

During the transition period ended June 30, 2018 and the year ended December 31, 2017, we purchased approximately $4.89 million and $9.39 million, respectively, of SiC crystals from Cree. These purchases of SiC crystals from Cree during the transition period ended June 30, 2018 were pursuant to the terms and conditions of the Supply Agreement prior to the effective date of its amendment as of June 22, 2018. Going forward, we expect to use existing cash and cash equivalents and access to other working capital resources, including but not limited to the issuance of equity securities, together with future cash expected to be provided by operating activities and, if necessary, our White Oak Credit Facility, to finance our purchase commitment under the Supply Agreement, as amended.

We made no income tax payments during the transition period ended June 30, 2018 or the year ended December 31, 2017. As of June 30, 2018 and December 31, 2017, we had approximately $313,000 and $884,000, respectively, of remaining federal income tax credits, $289,000 of which expire between 2019 and 2021 and the balance without an expiration, which can be carried forward to offset future income taxes. As of June 30, 2018 and December 31, 2017, we also had federal tax net operating loss carryforwards of approximately $26.28 million and $24.59 million, respectively, expiring between 2020 and 2037, which can be used to offset against future federal taxable income; North Carolina tax net operating loss carryforwards of approximately $20.24 million and $20.22 million, respectively, expiring between 2023 and 2033; and various other state tax net operating loss carryforwards expiring between 2021 and 2034, which can be used to offset against future state taxable income.

On July 13, 2018, we and our wholly-owned subsidiary, charlesandcolvard.com, LLC, collectively, referred to as the Borrowers, obtained the $5.00 million asset-based revolving White Oak Credit Facility. The White Oak Credit Facility may be used for general corporate and working capital purposes, including permitted acquisitions. The White Oak Credit Facility, which matures on July 13, 2021, is guaranteed by Charles & Colvard Direct, LLC, another of our wholly-owned subsidiaries and which is referred to as the Guarantor. Under the terms of the White Oak Credit Facility the Borrowers must maintain at least $500,000 in excess borrowing availability at all times. The White Oak Credit Facility contains no other financial covenants.

Advances under the White Oak Credit Facility are limited to a borrowing base, which is computed by applying specified advance rates to the value of the Borrowers’ eligible accounts receivable and inventory, plus the value of precious metal jewelry components, less reserves. The inclusion of inventory and precious metal jewelry components in the borrowing base was subject to the completion of an inventory appraisal, which was completed subsequent to the execution of the White Oak Credit Facility. Eligible inventory is further limited to 60% of the net borrowing base, while precious metal jewelry components are limited to $500,000.

Advances may be either revolving or non-revolving. Non-revolving advances are limited to $1.00 million in aggregate principal amount outstanding and must be repaid on each January 15 (which may be effected by conversion to revolving advances, absent an event of default). There are no other mandatory prepayments or line reductions. We may elect to prepay advances in whole or in part at any time without penalty. In addition, the White Oak Credit Facility may be terminated by us at any time, subject to a $100,000 fee in the first year of the term of the White Oak Credit Facility, a $50,000 fee in the second year, and no fee thereafter. In connection with the White Oak Credit Facility, we will incur a non-refundable origination fee in the amount of $125,000 that is due and payable to White Oak in three installments. The first installment in the amount of $41,667 was paid upon execution of the White Oak Credit Facility on July 13, 2018. The second installment in the amount of $41,667 will be due and payable on July 13, 2019, or the date of termination, whichever is sooner, and the third and final installment in the amount of $41,666 will be due and payable on July 13, 2020, or the date of termination, whichever is sooner.

During the first year of the term of the White Oak Credit Facility, revolving advances will accrue interest at a rate equal to one-month LIBOR (reset monthly, and subject to a 1.25% floor) plus 3.75%, and non-revolving advances will accrue interest at such LIBOR rate plus 4.75%. Thereafter, the interest margins will reduce upon our achievement of a specified fixed charge coverage ratio. However, advances are in all cases subject to a minimum interest rate of 5.50%. Interest is calculated on an actual/360 basis and payable monthly in arrears. Principal outstanding during an event of default accrues interest at a rate 2% in excess of the rate otherwise applicable.

The White Oak Credit Facility is secured by a lien on substantially all assets of the Borrowers, each of which is jointly and severally liable for all obligations thereunder. White Oak’s security interest in certain SiC material is subordinate to Cree’s security interest in such material pursuant to the Company’s Supply Agreement and an Intercreditor Agreement by and among the Borrowers and the Guarantor with White Oak. In addition, White Oak’s security interest in certain of our tangible personal property is subordinate to our landlord’s security interest in such tangible personal property.

The White Oak Credit Facility is evidenced by a credit agreement, dated as of July 13, 2018, or the Credit Agreement, a security agreement, dated as of July 13, 2018, or the Security Agreement, and customary ancillary documents. The Credit Agreement, Security Agreement, and ancillary documents contain customary covenants, representations, fees, and cash dominion provisions, including a financial reporting covenant and limitations on dividends, distributions, debt, liens, loans, investments, mergers, acquisitions, divestitures, and affiliate transactions.

Events of default under the White Oak Credit Facility include, without limitation, a change in control, an event of default under other indebtedness of the Borrowers or Guarantor in excess of $250,000, a material adverse change in the business of the Borrowers or Guarantor or in their ability to perform their obligations under the White Oak Credit Facility, and other defined circumstances that White Oak believes may impair the prospect of repayment. If an event of default occurs, White Oak is entitled to take enforcement action, including acceleration of amounts due under the White Oak Credit Facility and foreclosure upon collateral.

The Credit Agreement contains other customary terms that include indemnity, collateral monitoring fee, minimum interest charge, expense reimbursement, yield protection, and confidentiality provisions.

On July 13, 2018, upon its execution, we did not request any advances pursuant to the terms of the White Oak Credit Facility.

Prior to the execution of the White Oak Credit Facility, we and our wholly owned subsidiaries, Charles & Colvard Direct, LLC, and Moissanite.com, LLC (now charlesandcolvard.com, LLC), collectively referred to as the Wells Fargo Borrowers, had obtained a credit facility from Wells Fargo Bank, National Association, or Wells Fargo, hereinafter referred to as the Wells Fargo Credit Facility. The Wells Fargo Credit Facility was available for general corporate and working capital purposes, including transaction fees and expenses incurred in connection therewith, and the issuance of letters of credit up to a $1.00 million sublimit. The Wells Credit Facility was effective as of June 24, 2014, and was scheduled to mature on June 25, 2017.

Effective June 22, 2017, the Wells Fargo Credit Facility was amended to extend the maturity date to June 25, 2018, the date upon which it matured in accordance with its terms. The Wells Fargo Credit Facility was also amended in June 2017 to reduce the interest rate payable on advances, as set forth below, and was amended further to include the addition of an EBITDA covenant, whereby the Wells Fargo Borrowers were required to maintain a specified minimum monthly EBITDA through December 2017 if the cash position for the Wells Fargo Borrowers’ demand deposit account maintained at Wells Fargo had fallen below $3.00 million or the Borrowers had drawn upon the Wells Fargo Credit Facility.

The Wells Fargo Credit Facility included a $5.00 million sublimit for advances that was supported by a 90% guaranty provided by the U.S. Export-Import Bank. Advances under the Wells Fargo Credit Facility were limited to a borrowing base, which was computed by applying specified advance rates to the value of the Wells Fargo Borrowers’ eligible accounts and inventory, less reserves. Any advances against inventory were further subject to an initial $3.00 million maximum. During the term of the June 2017 amendment to the Wells Fargo Credit Facility, the Wells Fargo Borrowers were required to maintain a minimum of $1.00 million in excess availability at all times.

Any advance would have accrued interest at a rate equal to either (i) Wells Fargo’s three-month LIBOR rate plus 2.00%, or (ii) Wells Fargo’s Prime Rate plus 1%, each calculated on an actual/360 basis and would have been payable monthly in arrears. Principal outstanding during an event of default, which did not occur during the term of the Wells Fargo Credit Facility, would have accrued interest at a rate of 3% in excess of the above rate. Any advance could have been prepaid in whole or in part at any time and there were no mandatory prepayments or line reductions.

The Wells Fargo Credit Facility was secured by a lien on substantially all assets of the Wells Fargo Borrowers, each of which was jointly and severally liable for all obligations thereunder. Wells Fargo’s security interest in certain SiC materials was subordinate to Cree’s security interest in such materials pursuant to the Supply Agreement and an Intercreditor Agreement with Wells Fargo.

The Wells Fargo Credit Facility was evidenced by a Credit and Security Agreement, dated as of June 25, 2014, as amended, or the Wells Fargo Credit Agreement, and customary ancillary documents. The Wells Fargo Credit Agreement contained customary covenants, representations and cash dominion provisions, including a financial reporting covenant and limitations on dividends, distributions, debt, contingent obligations, liens, loans, investments, mergers, acquisitions, divestitures, subsidiaries, affiliate transactions, and changes in control.

Events of default under the Wells Fargo Credit Facility included, without limitation, (i) any impairment of the Export-Import Bank guaranty, unless the guaranteed advances are repaid within two business days, (ii) an event of default under any other indebtedness of the Wells Fargo Borrowers in excess of $200,000, and (iii) a material adverse change in the ability of the Wells Fargo Borrowers to perform their obligations under the Wells Fargo Credit Agreement or in the Wells Fargo Borrowers’ assets, liabilities, businesses or prospects, or other circumstances that Wells Fargo believed would have impaired the prospect of repayment. If an event of default had occurred, Wells Fargo would have been entitled to take enforcement action, including acceleration of any amounts due under the Wells Fargo Credit Agreement and foreclosure upon collateral. The Wells Fargo Credit Agreement contained other customary terms, that included indemnity, expense reimbursement, yield protection, and confidentiality provisions.

The Company had not borrowed against the Wells Fargo Credit Facility as of June 25, 2018, the date upon which the Wells Fargo Credit Facility matured and was terminated in accordance with its terms.

As we continue to execute our strategy to build and reinvest in our businesses, we plan to make various investments to drive near- and long-term sales growth, while balancing these initiatives with what we believe to be the overarching goal of generating sustainable earnings improvement. While these steps have resulted from time to time in unprofitable financial reporting periods during the years ended December 31, 2016, December 31, 2017, and the transition period ended June 30, 2018, we will be prudent about our investments by implementing a strategy that we believe will enable us to move nimbly, measure risks carefully and make data-driven decisions. When compared to the terms and covenants underlying our previous line of credit arrangement, we also believe that our new White Oak Credit Facility will empower us to be more flexible and even more nimble when executing our strategic plans. We will continue to analyze each investment decision with the intent to grow our business while maintaining our goal of achieving positive financial results and operating cash flows.

We believe that our existing cash and cash equivalents and access to other working capital resources, including but not limited to the issuance of equity securities, together with future cash expected to be provided by operating activities, will be sufficient to meet our working capital and capital expenditure needs over the next 12 months. Our future capital requirements and the adequacy of available funds will depend on many factors, including our rate of sales growth; the expansion of our sales and marketing activities; the timing and extent of raw materials and labor purchases in connection with loose jewel production to support our moissanite jewels business and precious metals and labor purchases in connection with jewelry production to support our finished jewelry business; the timing of capital expenditures; and risk factors described in more detail in “Risk Factors” in Part I, Item 1A of this Transition Report on Form 10-KT. We obtained the White Oak Credit Facility to mitigate these risks to our cash and liquidity position. Also, we may make investments in, or acquisitions of, complementary businesses, which could also require us to seek additional equity or debt financing.

Off-Balance Sheet Arrangements

We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of June 30, 2018, December 31, 2017 and December 31, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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
Morrisville, North Carolina

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Charles & Colvard, Ltd. (the “Company”) and subsidiaries as of June 30, 2018, December 31, 2017 and 2016, the related consolidated statements of operations, shareholders’ equity, and cash flows for the six-month transition period ended June 30, 2018 and each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at June 30, 2018, December 31, 2017 and 2016, and the results of their operations and their cash flows for the six-month transition period ended June 30, 2018 and each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

Raleigh, North Carolina
September 6, 2018

CHARLES & COLVARD, LTD.
CONSOLIDATED BALANCE SHEETS

		December 31,
	June 30, 2018	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$3,393,186	$4,594,007	$7,427,273
Accounts receivable, net	1,765,722	3,377,451	2,794,626
Inventory, net	10,979,891	11,208,658	9,770,206
Prepaid expenses and other assets	916,162	969,857	682,083
Total current assets	17,054,961	20,149,973	20,674,188
Long-term assets:
Inventory, net	20,848,647	19,764,959	18,360,211
Property and equipment, net	1,144,198	1,242,200	1,391,116
Intangible assets, net	34,833	8,597	8,808
Other assets	389,868	64,978	71,453
Total long-term assets	22,417,546	21,080,734	19,831,588
TOTAL ASSETS	$39,472,507	$41,230,707	$40,505,776
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,170,952	$4,466,163	$3,977,149
Accrued expenses and other liabilities	618,945	980,800	631,107
Total current liabilities	4,789,897	5,446,963	4,608,256
Long-term liabilities:
Deferred rent	393,051	463,526	594,916
Accrued income taxes	471,126	461,592	433,983
Total long-term liabilities	864,177	925,118	1,028,899
Total liabilities	5,654,074	6,372,081	5,637,155
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, no par value; 50,000,000 shares authorized; 21,705,173, 21,580,102 and 21,369,885 shares issued and outstanding at June 30, 2018, December 31, 2017 and December 31, 2016, respectively	54,243,816	54,243,816	54,243,816
Additional paid-in capital	14,962,071	14,726,438	14,282,956
Accumulated deficit	(35,387,454)	(34,111,628)	(33,658,151)
Total shareholders’ equity	33,818,433	34,858,626	34,868,621
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$39,472,507	$41,230,707	$40,505,776

See Notes to Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended June 30,		Year Ended December 31,
	2018	2017	2017	2016
		(unaudited)
Net sales	$13,163,048	$12,287,174	$27,032,964	$29,168,128
Costs and expenses:
Cost of goods sold	8,298,286	7,060,701	15,470,617	20,401,439
Sales and marketing	3,856,796	3,692,188	7,477,354	7,038,277
General and administrative	2,601,554	2,474,882	4,689,823	5,544,452
Research and development	-	3,143	3,714	2,848
Loss on abandonment of property and equipment	-	-	-	117,930
Total costs and expenses	14,756,636	13,230,914	27,641,508	33,104, 946
Loss from operations	(1,593,588)	(943,740)	(608,544)	(3,936,818)
Other income (expense):
Interest expense	(293)	(92)	(541)	(1,737)
Gain on insurance claim settlement	-	-	183,217	-
Loss on foreign currency exchange	(5)	-	-	-
Total other income (expense), net	(298)	(92)	182,676	(1,737)
Loss before income taxes from continuing operations	(1,593,886)	(943,832)	(425,868)	(3,938,555)
Income tax benefit (expense) from continuing operations	318,060	(18,595)	(27,609)	(13,480)
Net loss from continuing operations	(1,275,826)	(962,427)	(453, 477)	(3,952,035)

Discontinued operations:
Loss from discontinued operations	-	-	-	(586,124)
Gain on sale of assets from discontinued operations	-	-	-	12,398

Net loss from discontinued operations	-	-	-	(573,726)
Net loss	$(1,275,826)	$(962,427)	$(453,477)	$(4,525,761)

Net loss per common share:
Basic – continuing operations	$(0.06)	$(0.05)	$(0.02)	$(0.19)
Basic – discontinued operations	-	-	-	(0.03)
Basic – total	$(0.06)	$(0.05)	$(0.02)	$(0.22)

Diluted – continuing operations	$(0.06)	$(0.05)	$(0.02)	$(0.19)
Diluted – discontinued operations	-	-	-	(0.03)
Diluted – total	$(0.06)	$(0.05)	$(0.02)	$(0.22)

Weighted average number of shares used in computing net loss per common share:
Basic	21,406,487	21,166,799	21,193,793	20,926,120
Diluted	21,406,487	21,166,799	21,193,793	20,926,120

See Notes to Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance at December 31, 2015	21,111,585	$54,240,247	$13,280,920	$(29,132,390)	$38,388,777
Stock-based compensation	-	-	1,003,305	-	1,003,305
Issuance of restricted stock	255,800	-	-	-	-
Stock option exercises	2,500	3,569	(1,269)	-	2,300
Net loss	-	-	-	(4,525,761)	(4,525,761)
Balance at December 31, 2016	21,369,885	$54,243,816	$14,282,956	$(33,658,151)	$34,868,621
Stock-based compensation	-	-	443,482	-	443,482
Issuance of restricted stock	210,217	-	-	-	-
Net loss	-	-	-	(453,477)	(453,477)
Balance at December 31, 2017	21,580,102	$54,243,816	$14,726,438	$(34,111,628)	$34,858,626
Stock-based compensation	-	-	235,633	-	235,633
Issuance of restricted stock	125,071	-	-	-	-
Net loss	-	-	-	(1,275,826)	(1,275,826)
Balance at June 30, 2018	21,705,173	$54,243,816	$14,962,071	$(35,387,454)	$33,818,433

See Notes to Consolidated Financial Statements.

 CHARLES & COLVARD, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,		Year Ended December 31,
	2018	2017	2017	2016
		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,275,826)	$(962,427)	$(453,477)	$(4,525,761)
Net loss from discontinued operations	-	-	-	(573,726)
Net loss from continuing operations	(1,275,826)	(962,427)	(453,477)	(3,952,035)
Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities of continuing operations:
Depreciation and amortization	229,993	214,164	422,018	557,393
Stock-based compensation	235,633	206,086	443,482	959,134
(Recovery of) provision for uncollectible accounts	(4,511)	29,000	28,000	(73,300)
Provision for (recovery of) sales returns	110,390	55,000	122,000	(316,000)
Provision for inventory reserves	-	47,000	598,000	200,000
Provision for accounts receivable discounts	22,802	-	-	-
Gain on insurance claim settlement	-	-	(183,217)	-
Loss on abandonment of property and equipment	-	-	-	117,930
Changes in operating assets and liabilities:
Accounts receivable	1,483,048	718,192	(732,825)	1,447,325
Inventory	(854,921)	(1,149,660)	(3,503,032)	3,998,003
Prepaid expenses and other assets, net	(271,195)	42,044	(36,250)	162,157
Accounts payable	(295,211)	(112,171)	489,014	654,001
Deferred rent	(70,475)	(62,307)	(131,390)	(99,656)
Accrued income taxes	9,534	18,595	27,609	13,480
Accrued expenses and other liabilities	(361,855)	45,948	349,693	(333,731)
Net cash (used in) provided by operating activities of continuing operations	(1,042,594)	(910,536)	(2,560,375)	3,334,701
Net cash used in operating activities of discontinued operations	-	-	-	(1,125,578)
Net cash (used in) provided by operating activities	(1,042,594)	(910,536)	(2,560,375)	2,209,123
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(130,649)	(226,633)	(271,390)	(421,761)
Intangible assets	(27,578)	(993)	(1,501)	(5,615)
Proceeds from sale of long-term assets	-	-	-	250
Net cash used in investing activities of continuing operations	(158,227)	(227,626)	(272,891)	(427,126)
Net cash provided by investing activities of discontinued operations	-	-	-	368,671
Net cash used in investing activities	(158,227)	(227,626)	(272,891)	(58,455)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock option exercises	-	-	-	2,300
Net cash provided by financing activities of continuing operations	-	-	-	2,300

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,200,821)	(1,138,162)	(2,833,266)	2,152,968
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,594,007	7,427,273	7,427,273	5,274,305
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,393,186	$6,289,111	$4,594,007	$7,427,273

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$293	$92	$541	$1,737

See Notes to Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

Charles & Colvard, Ltd. (the “Company”), a North Carolina corporation founded in 1995, manufactures, markets, and distributes Charles & Colvard Created Moissanite® (hereinafter referred to as moissanite or moissanite jewels) and finished jewelry featuring moissanite for sale in the worldwide jewelry market. Moissanite, also known by its chemical name silicon carbide (“SiC”), is a rare mineral first discovered in a meteorite crater. Because naturally occurring SiC crystals are too small for commercial use, larger crystals must be grown in a laboratory. The Company sells loose moissanite jewels and finished jewelry at wholesale prices to distributors, manufacturers, retailers, and designers, including some of the largest distributors and jewelry manufacturers in the world. Historically, the Company also sold loose moissanite jewels and finished jewelry at wholesale prices to television shopping networks. The Company’s finished jewelry and loose moissanite jewels that are mounted into fine jewelry by other manufacturers are sold at retail outlets and via the Internet. The Company sells at retail prices to end consumers through its wholly owned operating subsidiaries, charlesandcolvard.com, LLC (formerly Moissanite.com, LLC) and Charles & Colvard Direct, LLC (through March 2016), third-party online marketplaces, drop-ship, and other pure-play, exclusively e-commerce outlets. As of September 30, 2016, the Company changed the name of its wholly owned subsidiary Moissanite.com, LLC to charlesandcolvard.com, LLC.

In March 2016, the Company divested its direct-to-consumer home party business previously operated through its wholly-owned subsidiary, Charles & Colvard Direct, LLC (dba Lulu Avenue®). The Company and Charles & Colvard Direct, LLC, entered into an asset purchase agreement with Yanbal USA, Inc. (“Yanbal”), under which Yanbal purchased certain assets related to the Company’s direct-to-consumer home party business for $500,000 and assumed certain liabilities related to such assets. A more detailed description of this transaction is included in Note 13, “Discontinued Operations.” The Company presents the operating results of Charles and Colvard Direct, LLC as a discontinued operation.

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation – The accompanying consolidated financial statements as of June 30, 2018 and for the six months ended June 30, 2018 and June 30, 2017 (unaudited) and as of and for the years ended December 31, 2017 and December 31, 2016 include the accounts of the Company and its wholly owned subsidiaries charlesandcolvard.com, LLC (formerly Moissanite.com, LLC), formed in 2011; Charles & Colvard Direct, LLC, formed in 2011; and Charles & Colvard (HK) Ltd., the Company’s Hong Kong subsidiary, which was re-activated in December 2017. Charles & Colvard Direct, LLC had no operating activity during the six-month period ended June 30, 2018 and the year ended December 31, 2017. Activity for Charles & Colvard Direct, LLC, for the year ended December 31, 2016, is included in discontinued operations. Charles & Colvard (HK) Ltd. previously became dormant in the second quarter of 2009 and has had no operating activity since its operations ceased in 2008. All intercompany accounts have been eliminated.

Change in Fiscal Year-End – On January 30, 2018, the Board of Directors of the Company approved a change in the Company’s fiscal year from a fiscal year beginning on January 1 and ending on December 31 of each year to a fiscal year beginning on July 1 of each year and ending on June 30 of the following calendar year. This change to the fiscal year reporting cycle began July 1, 2018. As a result of the change, the Company had a six-month transition period from January 1, 2018 to June 30, 2018 (the “transition period ended June 30, 2018”). In connection with this change, the Company is filing its audited financial results for the transition period ended June 30, 2018 and the years ended December 31, 2017 and 2016 in this Transition Report on Form 10-KT with the U.S. Securities and Exchange Commission (the “SEC”). In addition, the Company’s Consolidated Statements of Operations and Consolidated Statements of Cash Flows include unaudited comparative amounts for the six months ended June 30, 2017.

Discontinued Operations – The results of operations for businesses that have been disposed of or classified as held-for-sale are segregated from the results of the Company’s continuing operations and classified as discontinued operations for each period presented in the Company’s Consolidated Statements of Operations. Similarly, any assets and liabilities of such businesses are reclassified from continuing operations and presented as assets or liabilities from discontinued operations for each period presented on the Company’s Consolidated Balance Sheets.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates impacting the Company’s consolidated financial statements relate to valuation and classification of inventories, accounts receivable reserves, deferred tax assets, uncertain tax positions, cooperative advertising, and revenue recognition. Actual results could differ materially from those estimates.

Reclassifications – Certain amounts in the Company’s consolidated financial statements for the year ended December 31, 2016 have been reclassified to conform to current presentation, primarily amounts described in Note 3, “Segment Information and Geographic Data”, related to changes in the Company’s operating and reportable business segments and amounts presented in Note 8, “Accrued Expenses and Other Liabilities”, relating to the reclassification of certain accrued expenses and other liabilities. These reclassifications had no impact on the Company’s consolidated financial position or consolidated results of operations as of or for the transition period ended June 30, 2018, the six months ended June 30, 2017 (unaudited) and the years ended December 31, 2017 and December 31, 2016.

Change in Accounting Policy – The Company adopted the new accounting standard in connection with revenue recognition guidance that was issued by the Financial Accounting Standards Board (the “FASB”) with a date of the initial application of January 1, 2018. As a result, the Company has changed its accounting policy for revenue recognition as detailed below under the Revenue Recognition caption.

The Company applied the new accounting standard using the modified retrospective approach. Based on the Company’s analysis, the timing and measurement of revenues under the new revenue recognition guidance is consistent with the Company’s prior policies. Accordingly, no adjustment was required to the Company’s opening balance of equity as of January 1, 2018. Except for required disclosures of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, the changes resulting from the adoption of the new accounting standard did not have a material effect on the Company’s consolidated financial statements. Comparative prior period information has not been adjusted and continues to be reported under the accounting guidance in effect prior to the change of accounting.

Cash and Cash Equivalents – All highly liquid investments with an original maturity of three months or less from the date of purchase are considered to be cash equivalents.

Concentration of Credit Risk – Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurable limits. The Company has never experienced any losses related to these balances. Non-interest-bearing amounts on deposit in excess of FDIC insurable limits at June 30, 2018, December 31, 2017, and December 31, 2016 approximated $3.11 million, $4.32 million, and $7.04 million, respectively.

Trade receivables potentially subject the Company to credit risk. Payment terms on trade receivables for the Company’s Traditional segment customers are generally between 30 and 90 days, though it may offer extended terms with specific customers and on significant orders from time to time. The Company extends credit to its customers based upon a number of factors, including an evaluation of the customer’s financial condition and credit history that is verified through trade association reference services, the customer’s payment history with the Company, the customer’s reputation in the trade, and/or an evaluation of the Company’s opportunity to introduce its moissanite jewels or finished jewelry featuring moissanite to new or expanded markets. Collateral is not generally required from customers. The need for an allowance for doubtful accounts is determined based upon factors surrounding the credit risk of specific customers, historical trends, and other information. During the year ended December 31, 2016, the Company wrote off $815,000 in accounts receivable related to one international customer that was past due on its payment arrangement as it determined that the benefits of continued collections efforts did not outweigh the cost of legal proceedings. The Company does not believe its commercial terms were a factor with this customer’s non-payment. The Company’s allowance for doubtful accounts previously included an allowance for this amount that was included in accounts receivable, and therefore, this write-off did not have an impact on net loss for the year ended December 31, 2016. During the transition period ended June 30, 2018 and the year ended December 31, 2017, the Company has not experienced any other significant accounts receivable write-offs related to revenue arrangements with extended payment terms.

See Note 14, “Major Customers and Concentration of Credit Risk”, for further discussion of credit risk within trade accounts receivable.

Accounts Receivable Reserves – Estimates are used to determine the amount of two reserves against trade accounts receivable. The first reserve is an allowance for sales returns. At the time revenue is recognized, the Company estimates future returns using a historical return rate that is reviewed quarterly with consideration of any contractual return privileges granted to customers, and it reduces sales and trade accounts receivable by this estimated amount. The allowance for sales returns was $648,000, $537,000 and $415,000 at June 30, 2018, December 31, 2017 and December 31, 2016, respectively.

The following are reconciliations of the allowance for sales returns balances as of the periods presented:

	Six Months Ended	Year Ended December 31,
	June 30, 2018	2017	2016
Balance, beginning of period	$537,000	$415,000	$731,000
Additions charged to operations	2,462,049	3,878,736	3,574,297
Sales returned	(2,351,049)	(3,756,736)	(3,890,297)
Balance, end of period	$648,000	$537,000	$415,000

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

Any accounts with significant balances are reviewed separately to determine an appropriate allowance based on the facts and circumstances of the specific account. During the quarter ended September 30, 2016, the Company wrote off $815,000 in accounts receivable related to one international customer that was past due on its payment arrangement, as the Company determined that the benefits of continued collections efforts did not outweigh the costs of legal proceedings. The Company’s allowance for doubtful accounts previously included an allowance for this accounts receivable, and therefore, this write-off did not have an impact on net loss for the year ended December 31, 2016. During its review for the transition period ended June 30, 2018 and the years ended December 31, 2017 and December 31, 2016, the Company determined no additional reserves were necessary for specific accounts. Based on these criteria, management determined that allowances for doubtful accounts receivable of $233,000, $254,000 and $226,000 at June 30, 2018, December 31, 2017 and December 31, 2016, respectively, were required.

The following are reconciliations of the allowance for doubtful accounts balances as of the periods presented:

	Six Months Ended	Year Ended December 31,
	June 30, 2018	2017	2016
Balance, beginning of period	$254,000	$226,000	$1,137,000
(Reductions) additions charged to operations	(4,511)	28,000	(73,300)
Write-offs, net of recoveries	(16,489)	-	(837,700)
Balance, end of period	$233,000	$254,000	$226,000

Although the Company believes that its reserves are adequate, if the financial condition of its customers deteriorates, resulting in an impairment of their ability to make payments, or if it underestimates the allowances required, additional allowances may be necessary, which would result in increased expense in the period in which such determination is made.

Inventories - Inventories are stated at the lower of cost or net realizable value on an average cost basis. Inventory costs include direct material and labor, inbound freight, purchasing and receiving costs, inspection costs, and warehousing costs. Any inventory on hand at the measurement date in excess of the Company’s current requirements based on historical and anticipated levels of sales is classified as long-term on the Company’s Consolidated Balance Sheets. The Company’s classification of its inventory as either current or long-term inventory requires it to estimate the portion of on-hand inventory that can be realized over the next 12 months and does not include precious metal, labor, and other inventory purchases expected to be both purchased and realized in cost of sales over the next 12 months.

Each accounting period, the Company evaluates the valuation and classification of inventories including the need for potential adjustments to inventory-related reserves, which also include significant estimates by management. The Company’s inventory-related valuation allowances are recorded in the aggregate rather than an individual item approach for each obsolescence, rework, and shrinkage valuation allowance.

Property and Equipment – Property and equipment are stated at cost and are depreciated over their estimated useful lives using the straight-line method as follows:

Machinery and equipment	5 to 12 years
Computer hardware	3 to 5 years
Computer software	3 years
Furniture and fixtures	5 to 10 years
Leasehold improvements	Shorter of the estimated useful life or the lease term

Intangible Assets – The Company capitalizes costs associated with obtaining or defending patents issued or pending for inventions and license rights related to the manufacture of moissanite jewels. Such costs are amortized over the life of the patent, generally 15 years. The Company also capitalizes licenses it obtains for the use of certain advertising images and external costs incurred for trademarks. Such costs are amortized over the period of the license or estimated useful life of the trademark, respectively.

Impairment of Long-Lived Assets – The Company evaluates the recoverability of its long-lived assets by reviewing them for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of the asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount exceeds the fair value and is recognized as an operating expense in the period in which the determination is made. Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell once the held-for-sale criteria are met. As of June 30, 2018, the Company did not identify any indicators of long-lived asset impairment.

In addition to the recoverability assessment, the Company routinely reviews the remaining estimated useful lives of its long-lived assets. Any reduction in the useful-life assumption will result in increased depreciation and amortization expense in the period when such determination is made, as well as in subsequent periods.

Revenue Recognition – Revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. To achieve this principle, the Company performs the following five steps: (i) identification of a contract with a customer; (ii) identification of any separate performance obligations; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract, if any; and (v) recognition of revenue when the Company has satisfied the underlying performance obligations, if any. The Company recognizes substantially all of its revenue at a point in time when control of the Company’s goods has passed to the customer, which typically occurs upon shipment, with the exception of consigned goods. The Company considers its performance obligation satisfied at the time this control is transferred. Customer payment terms for these shipments typically range between 30- and 90-days. The Company has elected to treat shipping and handling performed after control has transferred to customers as a fulfillment activity, and additionally, has elected the practical expedient to report sales taxes on a net basis. The Company records shipping and handling expense related to product sales as cost of sales.

The Company has a variable consideration element related to most of its contracts in the form of product return rights. At the time revenue is recognized, an allowance for estimated returns is established and any change in the allowance for returns is charged against net sales in the current period. For the Company’s Traditional segment and Online Channels segment customers (excluding those of charlesandcolvard.com), the returns policy generally allows for the return of jewels and finished jewelry with a valid reason for credit within 30 days of shipment. The Company’s charlesandcolvard.com customers can return purchases for any reason within 60 days of such purchase in accordance with the Company’s returns policy as disclosed on the charlesandcolvard.com website.

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

The Company presents disaggregated net sales by its Traditional segment and its Online Channels segment for both loose jewels and finished jewelry product lines. The Company also presents disaggregated net sales by geographic area between the United States and international locations. For financial reporting purposes, disaggregated net sales amounts are presented in Note 3, “Segment Information and Geographic Data.”

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

The Company estimates anticipated product returns in the form of a refund liability based on historical return percentages and current period sales levels. The Company also accrues a related returns asset for goods expected to be returned in salable condition, less any expected costs to recover such goods, including return shipping costs that the Company may incur. As of June 30, 2018, December 31, 2017 and December 31, 2016, the Company’s refund liabilities balances were $648,000, $537,000 and $415,000, respectively, and are included within accounts receivable, net, in the accompanying Consolidated Balance Sheets. As of June 30, 2018, December 31, 2017 and December 31, 2016, the Company’s returns asset balances were $250,000, $0, and $0, respectively, and are included within prepaid expenses and other assets in the accompanying Consolidated Balance Sheets. Prior to the adoption of the new revenue recognition accounting standard, the Company reported the net effect of its estimated returns asset as an adjustment to its inventory balances.

Impacts on Financial Statements

The following information summarizes the impacts of the adoption of the new revenue recognition accounting standard on the accompanying consolidated financial statements:

Condensed Consolidated Balance Sheets

	As of June 30, 2018
	As Reported	Adjustments	Without Adoption
Cash and cash equivalents	$3,393,186	$-	$3,393,186
Accounts receivable, net	1,765,722	-	1,765,722
Prepaid expenses and other assets	916,162	(250,000)	666,162
Total inventory, net	31,828,538	250,000	32,078,538
Total other long-term assets	1,568,899	-	1,568,899
Total assets	$39,472,507	$-	$39,472,507

Accounts payable	$4,170,952	$-	$4,170,952
Accrued expenses and other liabilities	618,945	-	618,945
Total long-term liabilities	864,177	-	864,177
Total liabilities	5,654,074	-	5,654,074
Total shareholders’ equity	33,818,433	-	33,818,433
Total liabilities and shareholders’ equity	$39,472,507	$-	$39,472,507

Condensed Consolidated Statements of Operations

	Six Months Ended June 30, 2018
	As Reported	Adjustments	Without Adoption
Net sales	$13,163,048	$-	$13,163,048
Costs of goods sold	(8,298,286)	-	(8,298,286)
Other costs and expenses	(6,458,648)	-	(6,458,648)
Income tax benefit	318,060	-	318,060
Net loss	$(1,275,826)	$-	$(1,275,826)

The timing and measurement of revenues under the new revenue recognition guidance are consistent with the Company’s policies in effect prior to the adoption of the new accounting standard. Accordingly, there are no adjustments affecting the Company’s results of operations resulting from application of the new standard in the period presented.

Condensed Consolidated Statement of Cash Flows

	Six Months Ended June 30, 2018
	As Reported	Adjustments	Without Adoption
Net loss	$(1,275,826)	$-	$(1,275,826)
Adjustments to reconcile net loss to net cash used in operating activities, net	594,307	-	594,307
Changes in operating assets and liabilities:
Accounts receivable	1,483,048	-	1,483,048
Inventory	(854,921)	250,000	(604,921)
Prepaid expenses and other assets, net	(271,195)	(250,000)	(521,195)
Accounts payable	(295,211)	-	(295,211)
Deferred rent	(70,475)	-	(70,475)
Accrued income taxes	9,534	-	9,534
Accrued expenses and other liabilities	(361,855)	-	(361,855)
Net cash used in operating activities	(1,042,594)	-	(1,042,594)
Purchases of property and equipment	(130,649)	-	(130,649)
Intangible assets	(27,578)	-	(27,578)
Net cash used in investing activities	(158,227)	-	(158,227)
Net decrease in cash and cash equivalents	(1,200,821)	-	(1,200,821)
Cash and cash equivalents, beginning of period	4,594,007	-	4,594,007
Cash and cash equivalents, end of period	$3,393,186	$-	$3,393,186

Cost of Goods Sold – Cost of goods sold is primarily composed of inventory sold during the period; inventory written off during the period due to ongoing quality reviews or through customer returns; salaries and payroll-related expenses for personnel involved in preparing and shipping product to customers; an allocation of shared expenses such as rent, utilities, communication expenses, and depreciation related to preparing and shipping product to customers; and outbound freight charges.

Advertising Costs – Advertising production costs are expensed as incurred. Media placement costs are expensed the first time the underlying advertising appears.

The Company also offers a cooperative advertising program to certain of its distributor and retail partners that reimburses, via a credit towards future purchases, a portion of their marketing costs based on the customers’ net purchases from the Company and is subject to the customer providing documentation of all advertising performed that includes the Company’s products. For the transition period ended June 30, 2018, the six months ended June 30, 2017 (unaudited), the year ended December 31, 2017, and the year ended December 31, 2016, these approximate amounts were $154,000, $36,000, $210,000 and $126,000, respectively, and are included as a component of sales and marketing expenses.

Advertising expenses, inclusive of the cooperative advertising program, for the transition period ended June 30, 2018, the six months ended June 30, 2017 (unaudited), the year ended December 31, 2017, and the year ended December 31, 2016, were approximately $1.09 million, $855,000, $1.94 million and $2.59 million, respectively. Approximately $56,000 related to discontinued operations was included in total advertising expense for the year ended December 31, 2016.

Sales and Marketing – Sales and marketing costs are expensed as incurred. These costs include all expenses of promoting and selling the Company’s products and include such items as the salaries, payroll-related expenses, and travel of sales and marketing personnel; digital marketing; advertising; trade shows; market research; sales commissions; and an allocation of overhead expenses attributable to these activities. Except for an allocation to general and administrative expenses, these costs also include the operating expenses of charlesandcolvard.com, LLC, the Company’s wholly owned operating subsidiary.

General and Administrative – General and administrative costs are expensed as incurred. These costs include the salaries and payroll-related expenses of executive, finance, information technology, and administrative personnel; legal, investor relations, and professional fees; general office and administrative expenses; Board of Directors fees; rent; bad debts; and insurance.

Research and Development – Research and development costs are expensed as incurred. These costs primarily comprise salary allocations and consultant fees associated with the study of product enhancement and manufacturing process efficiencies.

Stock-Based Compensation – The Company recognizes compensation expense for stock-based awards based on estimated fair values on the date of grant. The Company uses the Black-Scholes-Merton option pricing model to determine the fair value of stock options. The fair value of other stock-based compensation awards is determined by the market price of the Company’s common stock on the date of grant. The expense associated with stock-based compensation is recognized on a straight-line basis over the requisite service period of each award.

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

Income Taxes – Deferred income taxes are recognized for the income tax consequences of “temporary” differences by applying enacted statutory income tax rates applicable to future years to differences between the financial statement carrying amounts and the income tax bases of existing assets and liabilities. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount that is more likely than not to be realized.

In light of the Tax Cuts and Jobs Act (the “Tax Act”) enacted in December 2017, the Company provisionally recorded its U.S. deferred taxes as of the year ended December 31, 2017, based on the federal corporate income tax rate of 21%. In June 2018, the Company filed its 2017 U.S. corporate income tax return, and in conjunction therewith, finalized its accounting policy with respect to accounting for its deferred income taxes as of and for the transition period ended June 30, 2018. For further discussion of the effects of the Tax Act on our deferred tax assets, see Note 12, “Income Taxes.”

Net Loss per Common Share – Basic net loss from continuing and discontinued operations per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods. Diluted net loss from continuing and discontinued operations per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. Common equivalent shares consist of stock options that are computed using the treasury stock method and unvested restricted shares.

The following table reconciles the differences between the basic and diluted net loss per share presentations:

	Six Months Ended June 30,		Year Ended December 31,
	2018	2017	2017	2016
		(unaudited)
Numerator:
Net loss from continuing operations	$(1,275,826)	$(962,427)	$(453,477)	$(3,952,035)
Net loss from discontinued operations	-	-	-	(573,726)
Net loss	$(1,275,826)	$(962,427)	$(453,477)	$(4,525,761)

Denominator:
Weighted average common shares outstanding:
Basic	21,406,487	21,166,799	21,193,793	20,926,120
Stock options	-	-	-	-
Diluted	21,406,487	21,166,799	21,193,793	20,926,120

Net loss per common share:
Basic – continuing operations	$(0.06)	$(0.05)	$(0.02)	$(0.19)
Basic – discontinued operations	-	-	-	(0.03)
Basic – total	$(0.06)	$(0.05)	$(0.02)	$(0.22)

Diluted – continuing operations	$(0.06)	$(0.05)	$(0.02)	$(0.19)
Diluted – discontinued operations	-	-	-	(0.03)
Diluted – total	$(0.06)	$(0.05)	$(0.02)	$(0.22)

For the transition period ended June 30, 2018, the six months ended June 30, 2017 (unaudited), the year ended December 31, 2017, and the year ended December 31, 2016, stock options to purchase approximately 2.39 million, 2.16 million, 2.38 million and 2.13 million shares, respectively, were excluded from the computation of diluted net loss per common share because the exercise price of the stock options was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to net loss per common share. For the transition period ended June 30, 2018, the six months ended June 30, 2017 (unaudited), the year ended December 31, 2017, and the year ended December 31, 2016, approximately 264,000, 412,000, 355,000 and 359,000, respectively, of restricted shares that have been issued but not yet vested have been excluded from the computation of diluted net loss per common share because the effects of the inclusion of such number of shares would be anti-dilutive to net loss per common share.

Recently Adopted/Issued Accounting Pronouncements – In February 2016, as amended in July 2018, the FASB issued guidance that establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the statement of operations. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of conducting its analysis, but currently expects that upon adoption of this standard, ROU assets and liabilities will be recognized in the balance sheet in amounts that will be material.

On June 20, 2018, the FASB issued guidance that is intended to reduce cost and complexity and to improve financial reporting for share-based payments to nonemployees. This new guidance is effective for fiscal years beginning after December 15, 2018. The Company is in the process of conducting its analysis, but currently the Company believes the impact of the adoption of this new guidance is not expected to be material to the Company’s financial statements.

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

Summary financial information by reportable segment for the periods presented is as follows:

	Six Months Ended June 30, 2018
	Traditional	Online Channels	Total
Net sales
Loose jewels	$5,121,660	$1,878,338	$6,999,998
Finished jewelry	1,672,066	4,490,984	6,163,050
Total	$6,793,726	$6,369,322	$13,163,048

Product line cost of goods sold
Loose jewels	$2,688,560	$951,664	$3,640,224
Finished jewelry	1,462,371	1,972,862	3,435,233
Total	$4,150,931	$2,924,526	$7,075,457

Product line gross profit
Loose jewels	$2,433,100	$926,674	$3,359,774
Finished jewelry	209,695	2,518,122	2,727,817
Total	$2,642,795	$3,444,796	$6,087,591

Operating loss	$(1,349,756)	$(243,832)	$(1,593,588)

Depreciation and amortization	$170,584	$59,409	$229,993

Capital expenditures	$100,960	$29,689	$130,649

	Six Months Ended June 30, 2017
	Traditional	Online Channels	Total
	(unaudited)	(unaudited)	(unaudited)
Net sales
Loose jewels	$7,099,363	$1,573,000	$8,672,363
Finished jewelry	785,326	2,829,485	3,614,811
Total	$7,884,689	$4,402,485	$12,287,174

Product line cost of goods sold
Loose jewels	$3,669,406	$733,868	$4,403,274
Finished jewelry	514,801	1,101,966	1,616,767
Total	$4,184,207	$1,835,834	$6,020,041

Product line gross profit
Loose jewels	$3,429,957	$839,132	$4,269,089
Finished jewelry	270,525	1,727,519	1,998,044
Total	$3,700,482	$2,566,651	$6,267,133

Operating loss	$(585,838)	$(357,902)	$(943,740)

Depreciation and amortization	$151,625	$62,539	$214,164

Capital expenditures	$223,012	$3,621	$226,633

	Year Ended December 31, 2017
	Traditional	Online Channels	Total
Net sales
Loose jewels	$13,430,776	$3,149,972	$16,580,748
Finished jewelry	2,515,443	7,936,773	10,452,216
Total	$15,946,219	$11,086,745	$27,032,964

Product line cost of goods sold
Loose jewels	$6,998,485	$1,526,358	$8,524,843
Finished jewelry	1,610,845	3,615,815	5,226,660
Total	$8,609,330	$5,142,173	$13,751,503

Product line gross profit
Loose jewels	$6,432,291	$1,623,614	$8,055,905
Finished jewelry	904,598	4,320,958	5,225,556
Total	$7,336,889	$5,944,572	$13,281,461

Operating (loss) income	$(836,797)	$228,253	$(608,544)

Depreciation and amortization	$300,308	$121,710	$422,018

Capital expenditures	$123,944	$147,446	$271,390

	Year Ended December 31, 2016
	Traditional	Online Channels	Total
Net sales
Loose jewels	$19,231,534	$2,220,194	$21,451,728
Finished jewelry	1,075,157	6,641,243	7,716,400
Total	$20,306,691	$8,861,437	$29,168,128

Product line cost of goods sold
Loose jewels	$13,107,366	$809,383	$13,916,749
Finished jewelry	1,195,640	2,953,148	4,148,788
Total	$14,303,006	$3,762,531	$18,065,537

Product line gross profit (loss)
Loose jewels	$6,124,168	$1,410,811	$7,534,979
Finished jewelry	(120,483)	3,688,095	3,567,612
Total	$6,003,685	$5,098,906	$11,102,591

Operating loss	$(3,089,559)	$(847,259)	$(3,936,818)

Depreciation and amortization	$479,517	$77,876	$557,393

Capital expenditures	$158,702	$263,059	$421,761

The Company does not allocate any assets to the reportable segments, and therefore, no asset information is reported to the chief operating decision-maker or disclosed in the financial information for each segment.

The reconciliations of the Company’s product line cost of goods sold to cost of goods sold, as reported in the consolidated financial statements for the periods presented, are as follows:

	Six Months Ended June 30,		Year Ended December 31,
	2018	2017	2017	2016
		(unaudited)
Product line cost of goods sold	$7,075,457	$6,020,041	$13,751,503	$18,065,537
Non-capitalized manufacturing and production control expenses	805,400	722,818	1,352,311	1,427,924
Freight out	272,790	173,071	417,074	376,726
Inventory valuation allowances	-	47,000	598,000	200,000
Other inventory adjustments	144,639	97,771	(648,271)	331,252
Cost of goods sold	$8,298,286	$7,060,701	$15,470,617	$20,401,439

The Company recognizes sales by geographic area based on the country in which the customer is based. A portion of the Company’s Traditional segment sales made to international wholesale distributors represents products sold internationally that may be re-imported to U.S. retailers. Sales to international end consumers made by the Company’s Online Channels segment are included in U.S. sales because products are shipped and invoiced to a U.S.-based intermediary party that assumes all international shipping and credit risks. All intangible assets and property and equipment as of June 30, 2018, December 31, 2017 and December 31, 2016 are held and located in the United States.

The following presents net sales data by geographic area for the periods presented:

	Six Months Ended June 30,		Year Ended December 31,
	2018	2017	2017	2016
		(unaudited)
Net sales:
United States	$12,121,003	$11,455,660	$25,176,220	$26,164,660
International	1,042,045	831,514	1,856,744	3,003,468
Total	$13,163,048	$12,287,174	$27,032,964	$29,168,128

4.	FAIR VALUE MEASUREMENTS

Under U.S. GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are obtained from independent sources and can be validated by a third party, whereas unobservable inputs reflect assumptions regarding what a third party would use in pricing an asset or liability. The fair value hierarchy consists of three levels based on the reliability of inputs, as follows:

•	Level 1 - quoted prices in active markets for identical assets and liabilities;

•	Level 2 - inputs other than Level 1 quoted prices that are directly or indirectly observable; and

•	Level 3 - unobservable inputs that are not corroborated by market data.

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

Assets that are measured at fair value on a non-recurring basis include property and equipment, leasehold improvements, and intangible assets, comprising patents, license rights, and trademarks. These items are recognized at fair value when they are considered to be impaired. As of June 30, 2018, December 31, 2017 and December 31, 2016, no assets were identified for impairment. Level 3 inputs are primarily based on the estimated future cash flows of the asset determined by market inquiries to establish fair market value of used machinery or future revenue expected to be generated with the assistance of patents and trademarks.

5.	INVENTORIES

The Company’s total inventories, net of reserves, are as follows as of the dates presented:

		December 31,
	June 30, 2018	2017	2016
Raw materials	$5,083,436	$4,853,049	$3,106,617
Work-in-process	10,659,786	9,219,383	11,048,126
Finished goods	17,483,773	17,896,992	15,057,668
Finished goods on consignment	523,971	1,093,752	467,778
Supplies inventory	45,572	75,441	17,228
Less inventory reserves	(1,968,000)	(2,165,000)	(1,567,000)
Total inventories	$31,828,538	$30,973,617	$28,130,417
Short-term portion	10,979,891	11,208,658	9,770,206
Long-term portion	20,848,647	19,764,959	18,360,211
Total inventories	$31,828,538	$30,973,617	$28,130,417

The Company’s work-in-process inventories include raw SiC crystals on which processing costs, such as labor and sawing, have been incurred and components, such as metal castings and finished good moissanite jewels, that have been issued to jobs in the manufacture of finished jewelry. The Company’s moissanite jewel manufacturing process involves the production of intermediary shapes, called “preforms,” that vary depending upon the size and shape of the finished jewel. To maximize manufacturing efficiencies, preforms may be made in advance of current finished inventory needs but remain in work-in-process inventories. As of June 30, 2018, December 31, 2017 and December 31, 2016, work-in-process inventories issued to active production jobs approximated $2.45 million, $2.99 million and $7.18 million, respectively.

The Company’s jewels do not degrade in quality over time and inventory generally consists of the shapes and sizes most commonly used in the jewelry industry. In addition, the majority of jewel inventory is not mounted in finished jewelry settings and is therefore not subject to fashion trends nor is obsolescence a significant factor. Prior to the expiration of certain patent rights, the Company had the exclusive right in the U.S. through August 2015 and in many other countries into the third quarter of 2016 to produce and sell created SiC for use in jewelry applications.

The Company manufactures finished jewelry featuring moissanite. Relative to loose moissanite jewels, finished jewelry is more fashion-oriented and subject to styling trends that could render certain designs obsolete over time. The majority of the Company’s finished jewelry featuring moissanite is held in inventory for resale and largely consists of such core designs as stud earrings, solitaire and three-stone rings, pendants, and bracelets that tend not to be subject to significant obsolescence risk due to their classic styling. In addition, the Company generally holds smaller quantities of designer-inspired and trend moissanite fashion jewelry that is available for resale through retail companies and through its Online Channels segment. The Company also carries a limited amount of inventory as part of its sample line that is used in the selling process to its customers.

The Company’s continuing operating subsidiary carries no net inventories, and inventory is transferred without intercompany markup from the parent entity as product line cost of goods sold when sold to the end consumer.

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

The Company’s total inventories, net of reserves, consisted of the following as of the dates presented:

		December 31,
	June 30, 2018	2017	2016
Loose jewels:
Raw materials	$4,487,787	$4,288,360	$2,586,045
Work-in-process	9,463,518	8,328,719	10,589,424
Finished goods	10,015,822	9,487,245	9,455,393
Finished goods on consignment	29,323	26,281	5,473
Total loose jewels	23,996,450	22,130,605	22,636,335
Finished jewelry:
Raw materials	595,649	564,689	520,572
Work-in-process	1,196,268	890,664	458,702
Finished goods	5,517,951	6,304,747	4,081,275
Finished goods on consignment	476,648	1,007,471	416,305
Total finished jewelry	7,786,516	8,767,571	5,476,854
Total supplies inventory	45,572	75,441	17,228
Total inventory	$31,828,538	$30,973,617	$28,130,417

Total net loose jewel inventories at June 30, 2018, December 31, 2017 and December 31, 2016, including inventory on consignment net of reserves, were $24.00 million, $22.13 million and $22.64 million, respectively. Total net finished jewelry inventories at June 30, 2018, December 31, 2017 and December 31, 2016, including inventory on consignment net of reserves and finished jewelry featuring moissanite manufactured by the Company, were $7.79 million, $8.77 million and $5.48 million, respectively.

As of June 30, 2018, December 31, 2017 and December 31, 2016, management established an obsolescence reserve of $1.30 million, $1.42 million and $944,000, respectively. Typically, in the jewelry industry, slow-moving or discontinued lines are sold as closeouts or liquidated in alternative sales channels. During the year ended December 31, 2016, management identified an opportunity to sell approximately $6.77 million of legacy loose jewel inventory of less desirable quality. The Company had no bulk sales of such inventory during the transition period ended June 30, 2018 or the year ended December 31, 2017. Regularly, management reviews the legacy loose jewel inventory for any lower of cost or net realizable value and obsolescence issues. Accordingly, based on current demand during the transition period ended June 30, 2018, and ongoing feedback from customers on the value of some of these goods, management identified some of the remaining inventory of these lower quality goods that could not be sold at its current carrying value. Accordingly, management’s analysis revealed that some of these items were sold during transition period ended June 30, 2018 that resulted in a decrease in the lower of cost or net realizable value reserve on this remaining inventory to approximately $1.29 million as of June 30, 2018 from $1.33 million as of December 31, 2017. This reserve had been increased from $517,000 as of December 31, 2016. As of June 30, 2018, December 31, 2017 and December 31, 2016, management identified certain finished jewelry that was obsolete due to damage and other factors that indicate the finished jewelry is unsaleable, and established an obsolescence reserve of $7,000, $91,000 and $427,000, respectively, for the carrying costs in excess of any estimated scrap values. Management reviews the finished jewelry inventory on an ongoing basis for any lower of cost or net realizable value and obsolescence issues.

As of June 30, 2018, December 31, 2017 and December 31, 2016 management established a rework reserve for recut and repairs of $534,000, $557,000 and $454,000, respectively. Loose jewel inventories at June 30, 2018, December 31, 2017 and December 31, 2016 included recut reserves of $418,000, $468,000 and $425,000, respectively. The finished jewelry inventories at June 30, 2018, December 31, 2017 and December 31, 2016 include a repairs reserve of $116,000, $89,000 and $29,000, respectively.

As of June 30, 2018, December 31, 2017 and December 31, 2016 management established a shrinkage reserve of $136,000, $191,000 and $169,000, respectively. The loose jewel inventories at June 30, 2018, December 31, 2017 and December 31, 2016 include shrinkage reserves of $48,000, $18,000 and $67,000, respectively. The finished jewelry inventories at June 30, 2018, December 31, 2017 and December 31, 2016 include shrinkage reserves of $88,000, $173,000 and $102,000, respectively.

Periodically, the Company ships finished goods inventory to certain Traditional segment customers on consignment terms. Under these terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. Included in the total shrinkage reserve is the shrinkage reserve for finished goods on consignment of $18,000, $60,000 and $46,000 as of June 30, 2018, December 31, 2017 and December 31, 2016, respectively, to allow for certain loose jewels and finished jewelry on consignment with certain Traditional segment customers that may not be returned or may be returned in a condition that does not meet the Company’s current grading or quality standards. The loose jewel inventories on consignment at June 30, 2018, December 31, 2017 and December 31, 2016 include shrinkage reserves of $11,000, $5,000 and $7,000, respectively. The finished jewelry inventories on consignment at June 30, 2018, December 31, 2017 and December 31, 2016 include shrinkage reserves of $7,000, $55,000 and $39,000, respectively.

The need for adjustments to inventory reserves is evaluated on a period-by-period basis.

6.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of the dates presented:

		December 31,
	June 30, 2018	2017	2016
Computer software	$1,253,894	$1,206,465	$1,192,922
Machinery and equipment	1,048,288	1,026,736	956,050
Computer hardware	1,026,987	1,009,008	874,347
Leasehold improvements	1,151,659	1,126,553	1,083,634
Furniture and fixtures	337,210	318,627	309,046
Total	4,818,038	4,687,389	4,415,999
Less accumulated depreciation	(3,673,840)	(3,445,189)	(3,024,883)
Property and equipment, net	$1,144,198	$1,242,200	$1,391,116

Depreciation expense for the transition period ended June 30, 2018, the six months ended June 30, 2017 (unaudited), the year ended December 31, 2017, and the year ended December 31, 2016 was approximately $229,000, $213,000, $420,000 and $528,000, respectively.

Approximately $26,000 related to discontinued operations was included in total depreciation expense for the year ended December 31, 2016.

7.	INTANGIBLE ASSETS

Intangible assets consist of the following as of the dates presented:

				Weighted Average
				Remaining
				Amortization
		December 31,		Period
	June 30, 2018	2017	2016	(in Years)

Patents	$969,632	$958,604	$958,604	15.0
Trademarks	73,877	57,325	55,824	9.0
License rights	6,718	6,718	6,718	-
Total	1,050,227	1,022,647	1,021,146
Less accumulated amortization	(1,015,394)	(1,014,050)	(1,012,338)
Intangible assets, net	$34,833	$8,597	$8,808

Amortization expense for the transition period ended June 30, 2018, the six months ended June 30, 2017 (unaudited), the year ended December 31, 2017, and the year ended December 31, 2016 was approximately $1,000, $1,000, $2,000 and $68,000, respectively. Amortization expense on existing intangible assets is estimated to be approximately $3,000 for each of the fiscal years ending June 30, 2019, 2020, 2021, and 2022 and $2,000 for the fiscal year ending June 30, 2023. The remainder of the amortization expense for total intangible assets, net, will be recognized in periods ending after June 30, 2023.

Approximately $13,000 related to discontinued operations was included in total amortization expense for the year ended December 31, 2016.

8.	ACCRUED EXPENSES AND OTHER LIABILITIES

Total accrued expenses and other liabilities consist of the following as of the dates presented:

		December 31,
	June 30, 2018	2017	2016
Accrued compensation and related benefits	$359,077	$652,177	$443,547
Accrued cooperative advertising	60,784	134,018	50,000
Deferred rent	139,558	131,389	115,307
Accrued sales tax	17,149	20,844	6,885
Other	42,377	42,372	15,368
Accrued expenses and other liabilities	$618,945	$980,800	$631,107

9.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

On December 9, 2013, the Company entered into a Lease Agreement, as amended on December 23, 2013 and April 15, 2014 (the “Lease Agreement”), for its corporate headquarters, which occupies approximately 36,350 square feet of office, storage, and light manufacturing space. The Company took possession of the leased property on May 23, 2014, once certain improvements to the leased space were completed and did not have access to the property before this date. These improvements and other lease signing and moving incentives offered by the landlord totaled approximately $550,000 and $73,000, respectively, which are being amortized over the life of the lease until October 31, 2021. Included in the Lease Agreement is a seven-month rent abatement period effective June 2014 through December 2014.

The Company recognizes rent expense on a straight-line basis, giving consideration to the rent holidays and escalations, the lease signing and moving allowance to be paid to the Company, and the rent abatement.

As of June 30, 2018, the Company’s future minimum payments under the operating leases were as follows:

2019	$609,039
2020	625,788
2021	642,997
2022	219,723
Total	$2,097,547

Rent expense for the transition period ended June 30, 2018, the six months ended June 30, 2017 (unaudited), the year ended December 31, 2017, and the year ended December 31, 2016 was approximately $260,000, $245,000, $510,000 and $539,000, respectively.

Approximately $40,000 related to discontinued operations was included in total rent expense for the year ended December 31, 2016.

Purchase Commitments

On December 12, 2014, the Company entered into an exclusive supply agreement (the “Supply Agreement”) with Cree, Inc. (“Cree”). Under the Supply Agreement, subject to certain terms and conditions, the Company agreed to exclusively purchase from Cree, and Cree agreed to exclusively supply, 100% of the Company’s required SiC materials in quarterly installments that must equal or exceed a set minimum order quantity. The initial term of the Supply Agreement was scheduled to expire on June 24, 2018, unless extended by the parties.

Effective June 22, 2018, the Supply Agreement was amended to extend the expiration date to June 25, 2023. The Supply Agreement was also amended to (i) provide the Company with one option, subject to certain conditions, to unilaterally extend the term of the Supply Agreement for an additional two-year period following expiration of the initial term; (ii) establish a process by which Cree may begin producing alternate SiC material based on the Company’s specifications that will give the Company the flexibility to use the materials in a broader variety of its products; and (iii) permit the Company to purchase certain amounts of SiC materials from third parties under limited conditions.

The Company’s total purchase commitment under the Supply Agreement until June 2023 is approximately $52.95 million, the full amount of which remains to be purchased as of June 30, 2018. Over the life of the Supply Agreement, as amended, the Company’s future minimum annual purchase commitments of SiC crystals range from approximately $9 million to $12 million each year.

During the transition period ended June 30, 2018, the six months ended June 30, 2017 (unaudited), the year ended December 31, 2017, and the year ended December 31, 2016, the Company purchased approximately $4.89 million, $4.42 million, $9.39 million and $8.20 million, respectively, of SiC crystals from Cree. These purchases were pursuant to the terms and conditions of the Supply Agreement prior to the effective date of its amendment as of June 22, 2018.

10.	LINE OF CREDIT

On July 13, 2018, the Company and its wholly-owned subsidiary, charlesandcolvard.com, LLC (collectively, the “Borrowers”), obtained a $5.00 million asset-based revolving credit facility (the “White Oak Credit Facility”) from White Oak Commercial Finance, LLC (“White Oak”). The White Oak Credit Facility may be used for general corporate and working capital purposes, including permitted acquisitions. The White Oak Credit Facility, which matures on July 13, 2021, is guaranteed by Charles & Colvard Direct, LLC, a wholly-owned subsidiary of the Company (the “Guarantor”). Under the terms of the White Oak Credit Facility, the Borrowers must maintain at least $500,000 in excess availability at all times. The White Oak Credit Facility contains no other financial covenants.

Advances under the White Oak Credit Facility are limited to a borrowing base, which is computed by applying specified advance rates to the value of the Borrowers’ eligible accounts receivable and inventory, plus the value of precious metal jewelry components, less reserves. The inclusion of inventory and precious metal jewelry components in the borrowing base was subject to the completion of an inventory appraisal, which was completed subsequent to the execution of the White Oak Credit Facility. Eligible inventory is further limited to 60% of the net borrowing base, while precious metal jewelry components are limited to $500,000.

Advances may be either revolving or non-revolving. Non-revolving advances are limited to $1.00 million in aggregate principal amount outstanding and must be repaid on each January 15 (which may be effected by conversion to revolving advances, absent an event of default). There are no other mandatory prepayments or line reductions. The Company may elect to prepay advances in whole or in part at any time without penalty. In addition, the White Oak Credit Facility may be terminated by the Company at any time, subject to a $100,000 fee in the first year of the term of the White Oak Credit Facility, a $50,000 fee in the second year, and no fee thereafter. In connection with the White Oak Credit Facility, the Company will incur a non-refundable origination fee in the amount of $125,000 that is due and payable to White Oak in three installments. The first installment in the amount of $41,667 was paid upon execution of the White Oak Credit Facility on July 13, 2018. The second installment in the amount of $41,667 will be due and payable on July 13, 2019, or the date of termination, whichever is sooner, and the third and final installment in the amount of $41,666 will be due and payable on July 13, 2020, or the date of termination, whichever is sooner.

During the first year of the term of the White Oak Credit Facility, revolving advances will accrue interest at a rate equal to one-month LIBOR (reset monthly, and subject to a 1.25% floor) plus 3.75%, and non-revolving advances will accrue interest at such LIBOR rate plus 4.75%. Thereafter, the interest margins will reduce upon the Company’s achievement of a specified fixed charge coverage ratio. However, advances are in all cases subject to a minimum interest rate of 5.50%. Interest is calculated on an actual/360 basis and payable monthly in arrears. Principal outstanding during an event of default accrues interest at a rate 2% in excess of the rate otherwise applicable.

The White Oak Credit Facility is secured by a lien on substantially all assets of the Borrowers, each of which is jointly and severally liable for all obligations thereunder. White Oak’s security interest in certain SiC materials is subordinate to Cree’s security interest in such materials pursuant to the Company’s Supply Agreement and an Intercreditor Agreement by and among the Borrowers and the Guarantor with White Oak. In addition, White Oak’s security interest in certain tangible personal property of the Company is subordinate to its landlord’s security interest in such tangible personal property.

The White Oak Credit Facility is evidenced by a credit agreement, dated as of July 13, 2018 (the “Credit Agreement”), a security agreement, dated as of July 13, 2018 (the “Security Agreement”), and customary ancillary documents. The Credit Agreement, Security Agreement, and ancillary documents contain customary covenants, representations, fees, and cash dominion provisions, including a financial reporting covenant and limitations on dividends, distributions, debt, liens, loans, investments, mergers, acquisitions, divestitures, and affiliate transactions.

Events of default under the White Oak Credit Facility include, without limitation, a change in control, an event of default under other indebtedness of the Borrowers or Guarantor in excess of $250,000, a material adverse change in the business of the Borrowers or Guarantor or in their ability to perform their obligations under the White Oak Credit Facility, and other defined circumstances that White Oak believes may impair the prospect of repayment. If an event of default occurs, White Oak is entitled to take enforcement action, including acceleration of amounts due under the White Oak Credit Facility and foreclosure upon collateral.

The White Oak Credit Facility contains other customary terms, that include indemnity, collateral monitoring fee, minimum interest charge, expense reimbursement, yield protection, and confidentiality provisions.

On July 13, 2018, upon its execution, the Company did not request any advances pursuant to the terms of the White Oak Credit Facility.

Prior to obtaining the White Oak Credit Facility, the Company and its wholly owned subsidiaries, Charles & Colvard Direct, LLC, and Moissanite.com, LLC (now charlesandcolvard.com, LLC) (collectively, the “Wells Fargo Borrowers”), had a $10.00 million asset-based revolving credit facility from Wells Fargo Bank, National Association (“Wells Fargo”). This asset-based revolving credit facility (the “Wells Fargo Credit Facility”) was available for general corporate and working capital purposes, including transaction fees and expenses incurred in connection therewith, and the issuance of letters of credit up to a $1.00 million sublimit. The effective date of the Wells Fargo Credit Facility was June 25, 2014, and it was scheduled to mature on June 25, 2017.

Effective June 22, 2017, the Wells Fargo Credit Facility was amended to extend the maturity date to June 25, 2018, the date upon which it matured in accordance with its terms. The Wells Fargo Credit Facility was also amended in June 2017 to reduce the interest rate payable on advances as set forth below and was amended further to include the addition of an EBITDA covenant, whereby the Wells Fargo Borrowers were required to maintain a specified minimum monthly EBITDA through December 2017 if the cash position for the Wells Fargo Borrowers’ demand deposit account maintained at Wells Fargo had fallen below $3.00 million or the Wells Fargo Borrowers had drawn upon the Wells Fargo Credit Facility. In connection with the June 2017 amendment to the Wells Fargo Credit Facility, the Company paid a 3% facility fee to Wells Fargo in the amount of $150,000 that was amortized fully over the term of underlying amendment through and as of June 25, 2018.

The Wells Fargo Credit Facility included a $5.00 million sublimit for advances that was supported by a 90% guaranty provided by the U.S. Export-Import Bank. Any advances under the Wells Fargo Credit Facility were limited to a borrowing base, which was computed by applying specified advance rates to the value of the Wells Fargo Borrowers’ eligible accounts receivable and inventory, less reserves. Any advances against inventory were further subject to an initial $3.00 million maximum. During the term of the June 2017 amendment to the Wells Fargo Credit Facility, the Wells Fargo Borrowers were required to maintain a minimum of $1.00 million in excess availability at all times.

Any advances would have accrued interest at a rate equal to either (i) Wells Fargo’s three-month LIBOR rate plus 2.00%, or (ii) Wells Fargo’s Prime Rate plus 1%, each calculated on an actual/360 basis and would have been payable monthly in arrears. Principal outstanding during an event of default, which did not occur during the term of the Wells Fargo Credit Facility, would have accrued interest at a rate of 3% in excess of the above rate. Any advance could have been prepaid in whole or in part at any time and there were no mandatory prepayments or line reductions.

The Wells Fargo Credit Facility was secured by a lien on substantially all assets of the Wells Fargo Borrowers, each of which was jointly and severally liable for all obligations thereunder. Wells Fargo’s security interest in certain SiC materials was subordinate to Cree’s security interest in such materials pursuant to the Supply Agreement and an Intercreditor Agreement with Wells Fargo.

The Wells Fargo Credit Facility was evidenced by a Credit and Security Agreement, dated as of June 25, 2014, as amended (the “Wells Fargo Credit Agreement”), and customary ancillary documents. The Wells Fargo Credit Agreement contained customary covenants, representations and cash dominion provisions, including a financial reporting covenant and limitations on dividends, distributions, debt, contingent obligations, liens, loans, investments, mergers, acquisitions, divestitures, subsidiaries, affiliate transactions, and changes in control.

Events of default under the Wells Fargo Credit Facility included, without limitation, (i) any impairment of the Export-Import Bank guaranty, unless the guaranteed advances are repaid within two business days, (ii) an event of default under any other indebtedness of the Wells Fargo Borrowers in excess of $200,000, and (iii) a material adverse change in the ability of the Wells Fargo Borrowers to perform their obligations under the Wells Fargo Credit Agreement or in the Wells Fargo Borrowers’ assets, liabilities, businesses or prospects, or other circumstances that Wells Fargo believed would have impaired the prospect of repayment. If an event of default had occurred, Wells Fargo would have been entitled to take enforcement action, including an acceleration of any amounts due under the Wells Fargo Credit Agreement and foreclosure upon collateral. The Wells Fargo Credit Agreement contained other customary terms, that included indemnity, expense reimbursement, yield protection, and confidentiality provisions.

The Company had not borrowed against the Wells Fargo Credit Facility as of June 25, 2018, the date upon which the Wells Fargo Credit Facility matured and was terminated in accordance with its terms.

11.	SHAREHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, no par value. As of June 30, 2018, December 31, 2017 and December 31, 2016, it had 21,705,173, 21,580,102 and 21,369,885 shares of common stock outstanding, respectively. Holders of common stock are entitled to one vote for each share held.

Preferred Stock

The Board of Directors is authorized, without further shareholder approval, to issue up to 10,000,000 shares of preferred stock, no par value. The preferred stock may be issued from time to time in one or more series. No shares of preferred stock had been issued as of June 30, 2018.

Dividends

The Company has paid no cash dividends during the transition period ended June 30, 2018 and the years ended December 31, 2017 and 2016.

Shelf Registration Statement

The Company has an effective shelf registration statement on Form S-3 on file with the SEC which allows it to periodically offer and sell, individually or in any combination, shares of common stock, shares of preferred stock, warrants to purchase shares of common stock or preferred stock, and units consisting of any combination of the foregoing types of securities, up to a total of $25.00 million. The Company’s ability to issue equity securities under the shelf registration statement is subject to market conditions.

Equity Compensation Plans

2008 Stock Incentive Plan

In May 2008, the shareholders of the Company approved the adoption of the Charles & Colvard, Ltd. 2008 Stock Incentive Plan, as amended on March 31, 2015 and approved by the shareholders of the Company on May 20, 2015 and further amended on March 15, 2016 and approved by the shareholders of the Company on May 18, 2016 (the “2008 Plan”). The 2008 Plan expired (with respect to future grants) on May 26, 2018.

The 2008 Plan authorized the Company to grant stock options, stock appreciation rights, restricted stock, and other equity awards to selected employees, directors, and independent contractors. The aggregate number of shares of the Company’s common stock that could be issued pursuant to awards granted under the 2008 Plan were not to exceed the sum of 6,000,000 plus any shares of common stock subject to an award granted under any stock incentive plan maintained by the Company prior to the 2008 Plan (each, a “Prior Plan”) that is forfeited, cancelled, terminated, expires, or lapses for any reason without the issuance of shares pursuant to the award, or shares subject to an award granted under a Prior Plan which shares are forfeited to, or repurchased or reacquired by, the Company. Stock options granted to employees under the 2008 Plan generally vest over four years and have terms of up to 10 years. The vesting schedules and terms of stock options granted to independent contractors vary depending on the specific grant, but the terms are no longer than 10 years. Stock option awards granted to members of the Board of Directors generally vest at the end of one year from the date of the grant. The vesting schedules of restricted stock awards granted to employees or independent contractors vary depending on the specific grant but are generally four years or less. Only stock options and restricted stock had been granted under the 2008 Plan. As of June 30, 2018, December 31, 2017 and December 31, 2016, there were 2,388,169, 2,377,265 and 2,134,898 stock options outstanding under the 2008 Plan, respectively.

Stock-Based Compensation

The following table summarizes the components of the Company’s stock-based compensation included in net loss for the periods presented:

	Six Months Ended June 30,		Year Ended December 31,
	2018	2017	2017	2016
		(unaudited)
Employee stock options	$142,096	$156,339	$336,534	$383,778
Consultant stock options	-	-	-	170,622
Restricted stock awards	93,537	49,747	106,948	448,906
Total	$235,633	$206,086	$443,482	$1,003,306

Due to the Company’s valuation allowance against deferred tax assets as discussed further in Note 12, “Income Taxes”, the income tax benefits for the transition period ended June 30, 2018, the year ended December 31, 2017 and the year ended December 31, 2016 were fully reserved.

No stock-based compensation was capitalized as a cost of inventory during the transition period ended June 30, 2018, the six months ended June 30, 2017 (unaudited), the year ended December 31, 2017, and the year ended December 31, 2016.

Approximately $44,000 related to discontinued operations was included in total stock-based compensation expense for the year ended December 31, 2016.

Stock Options

The following is a summary of the stock option activity for the transition period ended June 30, 2018 and the years ended December 31, 2017 and 2016:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2015	2,441,077	$2.11
Granted	591,005	$1.14
Exercised	(2,500)	$0.92
Forfeited	(449,122)	$1.43
Expired	(445,562)	$2.09
Outstanding at December 31, 2016	2,134,898	$1.99
Granted	836,369	$0.94
Forfeited	(103,000)	$1.22
Expired	(491,002)	$2.95
Outstanding at December 31, 2017	2,377,265	$1.46
Granted	216,157	$1.27
Forfeited	(173,750)	$1.05
Expired	(31,503)	$2.17
Outstanding at June 30, 2018	2,388,169	$1.46

The weighted average grant date fair value of stock options granted during the transition period ended June 30, 2018 and the years ended December 31, 2017 and 2016 was $0.68, $0.53 and $0.63, respectively. The total fair value of stock options that vested during the transition period ended June 30, 2018 and the years ended December 31, 2017 and 2016 was approximately $232,000, $400,000 and $780,000, respectively.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions for stock options granted during the periods presented:

	Six Months Ended	Year Ended December 31,
	June 30, 2018	2017	2016
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	62.8%	63.4%	62.2%
Risk-free interest rate	2.76%	1.90%	1.42%
Expected lives (years)	5.4	5.5	5.6

The following tables summarize information in connection with stock options outstanding at June 30, 2018:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Balance as of 6/30/2018	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 6/30/2018	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 6/30/2018	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
2,388,169	7.42	$1.46	1,914,512	7.01	$1.54	2,260,660	7.33	$1.48

As of June 30, 2018, the unrecognized stock-based compensation expense related to unvested stock options was approximately $262,000, which is expected to be recognized over a weighted average period of approximately 24 months.

The aggregate intrinsic value of stock options outstanding, exercisable, and vested or expected to vest at June 30, 2018 was approximately $104,000. These amounts are before applicable income taxes and represent the closing market price of the Company’s common stock at June 30, 2018, less the grant price, multiplied by the number of stock options that had a grant price that is less than the closing market price. These amounts represent the amounts that would have been received by the optionees had these stock options been exercised on those dates. No stock options were exercised during the transition period ended June 30, 2018 and the year ended December 31, 2017. During the year ended December 31, 2016, the aggregate intrinsic value of stock options exercised was approximately $0.

Restricted Stock

The following is a summary of the restricted stock activity for the transition period ended June 30, 2018 and the years ended December 31, 2017 and 2016:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2015	425,000	$1.87
Granted	509,250	$0.93
Vested	(321,400)	$2.00
Canceled	(253,450)	$1.18
Unvested at December 31, 2016	359,400	$0.91
Granted	420,000	$1.11
Vested	(214,200)	$0.92
Canceled	(209,783)	$0.96
Unvested at December 31, 2017	355,417	$1.11
Granted	264,000	$1.25
Vested	(216,488)	$1.11
Canceled	(138,929)	$1.11
Unvested at June 30, 2018	264,000	$1.25

The unvested restricted shares as of June 30, 2018 are all performance-based restricted shares that will vest, subject to achievement of the underlying performance goals on July 31, 2018 and December 31, 2018. As of June 30, 2018, the estimated unrecognized stock-based compensation expense related to these unvested restricted shares subject to the achievement of performance goals was approximately $162,000, all of which is expected to be recognized over a weighted average period of approximately six months.

12.	INCOME TAXES

The Tax Act, which was signed into law in December 2017, among other things lowered the U.S. corporate income tax rate from 35% to that of 21% effective January 1, 2018. Consequently, the Company wrote down its net deferred tax assets as of December 31, 2017 by approximately $519,000 to reflect the estimated impact of the Tax Act. Likewise, the Company recorded a corresponding net adjustment to its valuation allowance related to the re-measurement of certain net deferred tax assets using the lower U.S. corporate income tax.

The Company had substantially completed its provisional analysis of the income tax effects of the Tax Act and recorded a reasonable estimate of such effects as of and for the year ended December 31, 2017. However, the SEC staff issued guidance regarding application of FASB income tax-related guidance in the reporting period that includes December 22, 2017 – the date on which the Tax Act was signed into law – to address situations when a company does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company estimated the tax effects related to the impact to deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017, on a provisional basis. In this regard, the Tax Act repeals the corporate alternative minimum tax (“AMT”) regime, including claiming a refund and full realization of recoverable AMT credits. At that time, the Company was not able to make a reasonable estimate with respect to its realization of existing AMT credit carryforwards, and accordingly, continued to apply the income tax-related accounting guidance that was in effect immediately prior to the enactment of the Tax Act.

In connection with filing its 2017 U.S. corporate income tax return in June 2018, the Company completed its analysis of the income tax effects of the Tax Act and the effect on its existing AMT deferred tax asset, including the nature, validity, and recoverability of its AMT-related deferred tax credit carryforwards. Upon completion of this analysis, the Company determined that it was able to recognize the underlying tax benefit in the amount of approximately $328,000 relating to the realization of the recoverable portion, and claim an expected refund, of its AMT-related deferred tax credit carryforwards as of June 30, 2018. Accordingly, the Company recorded the expected AMT credit refund as a receivable, net of an anticipated sequestration reduction, and such amount is included with other long-term assets in the accompanying Consolidated Balance Sheets.

The Company accounts for income taxes under the liability method. Under the liability method, deferred income taxes are recognized for the income tax consequences of “temporary differences” by applying enacted statutory income tax rates applicable to future years to differences between the financial statement carrying amounts and the income tax bases of existing assets and liabilities.

Income tax net benefit (expense) for the periods presented comprises the following:

	Six Months Ended June 30,		Year Ended December 31,
	2018	2017	2017	2016
		(unaudited)
Current:
Federal	$327,594	$-	$-	$-
State	(9,534)	(18,595)	(27,609)	(13,480)
Total current expense	318,060	(18,595)	(27,609)	(13,480)

Deferred:
Federal	-	-	-	-
State	-	-	-	-
Total deferred expense	-	-	-	-
Income tax net expense	$318,060	$(18,595)	$(27,609)	$(13,480)

Significant components of the Company’s deferred income tax assets as of the dates presented are as follows:

		December 31,
	June 30, 2018	2017	2016
Reversals and accruals	$668,813	$686,573	$1,053,863
Prepaid expenses	(38,944)	(28,744)	(43,774)
Federal NOL carryforwards	5,540,016	5,185,438	8,530,493
State NOL carryforwards	714,588	681,364	615,919
Hong Kong NOL carryforwards	995,566	995,566	995,566
Federal benefit on state taxes under uncertain tax positions	96,144	94,142	136,969
Stock-based compensation	412,148	422,623	342,294
Research tax credit	235,742	434,637	434,637
Alternative minimum tax	23,149	350,743	348,264
Contributions carryforward	1,923	-	35,100
Depreciation	(159,100)	(178,670)	(286,608)
Accrued rent	121,124	138,178	216,432
Loss on impairment of long-lived assets	33,157	33,864	53,042
Valuation allowance	(8,644,326)	(8,815,714)	(12,432,197)
Totals	-	-	-
Total deferred income tax assets, net	$-	$-	$-

The following are reconciliations between expected income taxes, computed at the applicable statutory federal income tax rate applied to pretax accounting loss, and the income tax net benefit (expense) for the periods presented:

	Six Months Ended	Year Ended December 31,
	June 30, 2018	2017	2016
Anticipated income tax benefit at statutory rate	$334,716	$144,795	$1,534,176
State income tax expense, net of federal tax effect	7,755	(54,083)	(9,350)
Federal income tax effect of change in tax rate	-	(3,729,007)	-
Income tax effect of uncertain tax positions	37,671	(17,946)	(8,896)
Return to provision adjustments	-	2,982	(23,070)
Stock-based compensation	9,855	(36,233)	(110,066)
Other changes in deferred income tax assets, net	(243,325)	(437)	(13,118)
Decrease (increase) in valuation allowance	171,388	3,662,320	(1,383,156)
Income tax net benefit (expense)	$318,060	$(27,609)	$(13,480)

The income tax rate applied for the federal net operating loss carryforwards as of December 31, 2017 used in the tables above has been adjusted to reflect the appropriate effective income tax rate in 2017. Management does not believe this has a material impact on the consolidated financial statements for the year ended December 31, 2017. In addition, management believes that these adjustments do not have an impact on the Company’s Consolidated Balance Sheets, Consolidated Statements of Operations, or Consolidated Statements of Cash Flows as of or for the transition period ended June 30, 2018, the six months ended June 30, 2017 (unaudited) and the years ended December 31, 2017 and December 31, 2016.

The Company’s statutory tax rate as of the transition period ended June 30, 2018 is 22.13% and consists of the federal income tax rate of 21% and a blended state income tax rate of 1.13%, net of the federal benefit. The Company’s statutory tax rate as of December 31, 2017 was 23.25% and consisted of the federal income tax rate of 21% and a blended state income tax rate of 2.25%, net of the federal benefit.

As of each reporting date, management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. As of June 30, 2018, December 31, 2017 and December 31, 2016, the Company’s management determined that sufficient negative evidence continued to exist to conclude it was uncertain that the Company would have sufficient future taxable income to utilize its deferred tax assets, and therefore, the Company maintained a valuation allowance against its deferred tax assets.

As of June 30, 2018 and December 31, 2017, the Company had approximately $313,000 and $884,000, respectively, of remaining federal income tax credits, $289,000 of which expire between 2019 and 2021 and the balance without an expiration, which can be carried forward to offset future income taxes. As of June 30, 2018 and December 31, 2017, the Company also had federal tax net operating loss carryforwards of approximately $26.28 million and $24.59 million, respectively, expiring between 2020 and 2037, which can be used to offset against future federal taxable income; North Carolina tax net operating loss carryforwards of approximately $20.24 million and $20.22 million, respectively, expiring between 2023 and 2033; and various other state tax net operating loss carryforwards expiring between 2021 and 2034, which can be used to offset against future state taxable income.

As of each of June 30, 2018 and December 31, 2017, there was approximately $6.03 million in net operating loss carryforwards in Hong Kong. In accordance with the Hong Kong tax code, these amounts can be carried forward indefinitely to offset future taxable income in Hong Kong. The Company’s deferred tax assets in Hong Kong were fully reserved with a valuation allowance of $996,000 as of each of June 30, 2018, December 31, 2017, and December 31, 2016, and had been fully reserved in all prior fiscal periods due to the uncertainty of future taxable income in this jurisdiction to utilize the deferred tax assets. Charles & Colvard (HK) Ltd., the Company’s Hong Kong subsidiary, which was re-activated in December 2017, but had no operating activity during the transition period ended June 30, 2018 and the year ended December 31, 2017, previously ceased operations during 2008 and became a dormant entity during 2009. If the Company uses any portion of its deferred tax assets in future periods, the valuation allowance would need to be reversed and may impact the Company’s future operating results.

Uncertain Tax Positions

The gross liability for income taxes associated with uncertain tax positions at June 30, 2018 and December 31, 2017 was approximately $525,000 and $560,000, respectively. These amounts are shown net of approximately $54,000 and $98,000, respectively, recorded as a direct reduction to the associated deferred tax asset. The gross liability, if recognized, would favorably affect the Company’s effective tax rate.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of the provision for income taxes. The Company accrued approximately $10,000, $28,000 and $13,000 of interest and penalties associated with uncertain tax positions for the transition period ended June 30, 2018 and the years ended December 31, 2017 and 2016, respectively. Including the interest and penalties recorded for uncertain tax positions, there is a total of approximately $203,000, $193,000 and $165,000 of interest and penalties included in the accrued income tax liability for uncertain tax positions as of June 30, 2018, December 31, 2017, and December 31, 2016, respectively. To the extent interest and penalties are not ultimately incurred with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

In all significant federal and state jurisdictions where it is required to file income tax returns, the Company has analyzed filing positions for all tax years in which the statute of limitations is open. The only periods subject to examination by the major tax jurisdictions where the Company does business are the tax years ended December 31, 2013 through December 31, 2017. The Company does not believe that the outcome of any examination will have a material impact on its consolidated financial statements and does not expect settlement on any uncertain tax positions within the next 12 months. Beginning with the transition period ended June 30, 2018, the Company’s tax year will conform with its new fiscal accounting period year ending on June 30 of each year.

The following table summarizes the activity related to the Company’s gross liability for uncertain tax positions for the period from December 31, 2015 through June 30, 2018:

Balance at December 31, 2015	$519,284
Increases related to prior fiscal year tax positions	13,480
Balance at December 31, 2016	532,764
Increases related to prior fiscal year tax positions	27,609
Balance at December 31, 2017	560,373
Decreases related to prior fiscal year tax positions	(35,670)
Balance at June 30, 2018	$524,703

13.	DISCONTINUED OPERATIONS

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

Pursuant to the terms of the Purchase Agreement, the Transferred Assets included, among other things, (i) an inventory credit usable towards certain inventory as of the Closing Date, (ii) all existing marketing collateral for Direct’s jewelry offered under the Lulu Avenue® trademarks as of the Closing Date, (iii) certain assigned contracts, (iv) style advisor and customer lists, and (v) all intellectual property rights owned by the Company and Direct and used solely in connection with the operation of Direct’s direct-to-consumer home party business for the sale of fashion jewelry and related products and services in the U.S., excluding Lulu Avenue®-related intellectual property. The inventory credit and an exclusive, nontransferable license to use the Lulu Avenue®-related intellectual property that was also granted to Yanbal on the Closing Date expired on July 31, 2016. After the Closing Date, the Company and Direct may no longer engage in the direct-to-consumer home party business and may not solicit style advisors or customers of the direct-to-consumer home party business. The Company had also agreed to provide to Yanbal certain transition services, which services ended August 31, 2016.

The purchase price for the Transferred Assets was $500,000 with selling expenses of approximately $131,000, resulting in a net purchase price of approximately $369,000. The Company recorded a liability associated with $35,000 of expense related to certain style advisor incentives and reduced prepaid expenses by $60,000 related to contracts acquired by Yanbal.

There were no assets or liabilities related to the Company’s discontinued operations as of June 30, 2018, December 31, 2017 or December 31, 2016. Further, there were no transactions related to the Company’s discontinued operations during the transition period ended June 30, 2018 or during the year ended December 31, 2017.

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

At times, a portion of the Company’s accounts receivable will be due from customers that have individual balances of 10% or more of the Company’s total gross accounts receivable. The following is a summary of customers that represent greater than or equal to 10% of total gross accounts receivable as of the dates presented:

		December 31,
	June 30, 2018	2017	2016
Customer A	23%	* %	*	%
Customer B	10%	18%	**	%
Customer C	*** %	12%	16%

* Customer A did not have individual balances that represented 10% or more of total gross accounts receivable as of December 31, 2017 and December 31, 2016.
** Customer B did not have individual balances that represented 10% or more of total gross accounts receivable as of December 31, 2016.
*** Customer C did not have individual balances that represented 10% or more of total gross accounts receivable as of June 30, 2018.

A significant portion of sales is derived from certain customer relationships. The following is a summary of customers that represent greater than or equal to 10% of total net sales for the periods presented:

	Six Months Ended June 30,				Year Ended December 31,
	2018		2017		2017		2016
	(unaudited)
Customer A	12%		26%		21%		17%
Customer B	12%		*	%	*	%	*	%
Customer D	**	%	**	%	**	%	23%
Customer E	***	%	10%		***	%	***	%

* Customer B did not have net sales that represented 10% or more of total net sales for the six months ended June 30, 2017 (unaudited) or for the years ended December 31, 2017 and December 31, 2016.
** Customer D did not have net sales that represented 10% or more of total net sales for the transition period ended June 30, 2018, the six months ended June 30, 2017 (unaudited) or for the year ended December 31, 2017.
*** Customer E did not have net sales that represented 10% or more of total net sales for the transition period ended June 30, 2018 or for the years ended December 31, 2017 and December 31, 2016.

The Company records its sales returns allowance at the corporate level based on several factors including historical sales return activity and specific allowances for known customer returns.

15.	EMPLOYEE BENEFIT PLAN

All full-time employees who meet certain length of service requirements are eligible to participate in and receive benefits from the Company’s 401(k) Plan. This plan provides for matching contributions by the Company in such amounts as the Board of Directors may annually determine, as well as a 401(k) option under which eligible participants may defer a portion of their salaries. The Company contributed a total of $44,000, $30,000, $64,000 and $102,000 to this employee benefit plan during the transition period ended June 30, 2018, the six months ended June 30, 2017 (unaudited), the year ended December 31, 2017 and the year ended December 31, 2016, respectively.

16.	SUBSEQUENT EVENT

On July 13, 2018, the Company obtained an asset-based revolving credit facility with White Oak Commercial Finance, LLC. A more detailed description of the credit facility is included in Note 10, “Line of Credit”.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. During the three months ended June 30, 2018, we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In making the assessment of internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on that assessment and those criteria, management determined that our internal control over financial reporting was effective as of June 30, 2018.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Item 14.	Principal Accounting Fees and Services

The information called for in Items 10 through 14 is incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of the transition period ended June 30, 2018.

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

10.1
Exclusive Supply Agreement, dated as of December 12, 2014, by and among Charles & Colvard, Ltd., Cree, Inc. and, solely for purposes of Section 6(c) of the Exclusive Supply Agreement, Charles & Colvard Direct, LLC and moissanite.com, LLC (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on December 16, 2014)*

10.2
First Amendment to Exclusive Supply Agreement, dated as of June 22, 2018, by and between Charles & Colvard, Ltd. and Cree, Inc. (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on June 27, 2018)*

10.3
Credit Agreement, dated as of July 13, 2018, by and among Charles & Colvard, Ltd., charlesandcolvard.com, LLC, Charles & Colvard Direct, LLC, and White Oak Commercial Finance, LLC (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on July 17, 2018)

10.4	Security Agreement, dated as of July 13, 2018, by and among Charles & Colvard, Ltd., charlesandcolvard.com, LLC, Charles & Colvard Direct, LLC, and White Oak Commercial Finance, LLC++

10.5	Intercreditor Agreement, dated as of July 13, 2018, by and among Charles & Colvard, Ltd., charlesandcolvard.com, LLC, Charles & Colvard Direct, LLC, Cree, Inc., and White Oak Commercial Finance, LLC++

10.6
Credit and Security Agreement, dated as of June 25, 2014, by and among Charles & Colvard, Ltd., Charles & Colvard Direct, LLC, moissanite.com, LLC, and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on June 30, 2014)

10.7
First Amendment to Credit and Security Agreement, dated as of September 16, 2014, by and among Charles & Colvard, Ltd., Charles & Colvard Direct, LLC, Moissanite.com, LLC, and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014)

10.8
Second Amendment to Credit and Security Agreement, dated as of December 12, 2014, by and among Charles & Colvard, Ltd., Charles & Colvard Direct, LLC, Moissanite.com, LLC, and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K, as filed with the SEC on December 16, 2014)

10.9
Third Amendment to Credit and Security Agreement and Other Loan Documents, dated as of September 23, 2016, by and among Charles & Colvard, Ltd., Charles & Colvard Direct, LLC, Moissanite.com, LLC, to be known as charlesandcolvard.com, LLC, and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016)

10.10
Fourth Amendment to Credit and Security Agreement, dated as of June 22, 2017, by and among Charles & Colvard, Ltd., Charles & Colvard Direct, LLC, charlesandcolvard.com, LLC (formerly known as Moissanite.com, LLC) and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on June 26, 2017)

10.11
Fifth Amendment to Credit and Security Agreement, dated as of April 3, 2018, by and among Charles & Colvard, Ltd., Charles & Colvard Direct, LLC, charlesandcolvard.com, LLC (formerly known as Moissanite.com, LLC) and Wells Fargo Bank, National Association++

10.12
Intercreditor Agreement, dated as of December 12, 2014, by and among Charles & Colvard, Ltd., Charles & Colvard Direct, LLC, Moissanite.com, LLC, Cree, Inc., and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on December 16, 2014)

10.13
Lease Agreement, dated December 9, 2013, between Charles & Colvard, Ltd. and Southport Business Park Limited Partnership (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on December 12, 2013)*

10.14
First Amendment to Lease, dated December 23, 2013, between Charles & Colvard, Ltd. and Southport Business Park Limited Partnership (incorporated herein by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 31, 2013)

10.15
Second Amendment to Lease, dated April 15, 2014, between Charles & Colvard, Ltd. and Southport Business Park Limited Partnership (incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014)

10.16	Board Compensation Program, effective January 1, 2016 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on September 10, 2015)+

10.17	Board Compensation Program, effective October 1, 2017 (incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)+

10.18	Charles & Colvard, Ltd. 2008 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on May 20, 2016)+

10.19
Form of Restricted Stock Award Agreement under the Charles & Colvard, Ltd. 2008 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.115 to our Current Report on Form 8-K, as filed with the SEC on June 2, 2008)+

10.20
Form of Employee Incentive Stock Option Agreement under the Charles & Colvard, Ltd. 2008 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.116 to our Current Report on Form 8-K, as filed with the SEC on June 2, 2008)+

10.21
Form of Employee Nonqualified Stock Option Agreement under the Charles & Colvard, Ltd. 2008 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.118 to our Current Report on Form 8-K, as filed with the SEC on June 2, 2008)+

10.22
Form of Director Nonqualified Stock Option Agreement under the Charles & Colvard, Ltd. 2008 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.119 to our Current Report on Form 8-K, as filed with the SEC on June 2, 2008)+

10.23
Form of Director Nonqualified Stock Option Agreement under the Charles & Colvard, Ltd. 2008 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.28 to our Annual Report on Form 10-K for the year ended December 31, 2013)+

10.24
Form of Employee Nonqualified Stock Option Agreement pursuant to the Charles & Colvard, Ltd. Long-Term Incentive Program (incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K, as filed with the SEC on April 21, 2014)+

10.25
Form of Restricted Stock Award Agreement (Performance-Based) under the Charles & Colvard, Ltd. 2008 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K, as filed with the SEC on March 23, 2015)+

10.26
Charles & Colvard, Ltd. 2016 Senior Management Equity Incentive Program, effective January 1, 2016 (incorporated herein by reference to Exhibit 10.42 to our Annual Report on Form 10-K for the year ended December 31, 2015)+

10.27
Charles & Colvard, Ltd. 2017 Senior Management Equity Incentive Program, effective January 1, 2017 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on February 24, 2017)+

10.28
Charles & Colvard, Ltd. 2018 Senior Management Equity Incentive Program, effective January 1, 2018 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on February 1, 2018)+

10.29
Charles & Colvard, Ltd. Fiscal 2019 Q1-Q2 Senior Management Equity Incentive Program, effective July 1, 2018 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on May 29, 2018)+

10.30	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.109 to our Current Report on Form 8-K, as filed with the SEC on December 10, 2007)+

10.31
Employment Agreement, dated December 1, 2015, by and between Charles & Colvard, Ltd. and Suzanne Miglucci (incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)+

10.32
Employment Agreement, dated May 23, 2017, by and between Charles & Colvard, Ltd. and Clint J. Pete (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on May 24, 2017)+

10.33
Employment Agreement, dated May 23, 2017, by and between Charles & Colvard, Ltd. and Don O’Connell (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on May 24, 2017)+

21.1	Subsidiaries of Charles & Colvard, Ltd.++

23.1	Consent of BDO USA, LLP++

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002++

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002++

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002++

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002++

101
The following materials from Charles & Colvard, Ltd.’s Transition Report on Form 10-KT for the transition period ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

*	Asterisks located within the exhibit denote information which has been redacted pursuant to a request for confidential treatment filed with the SEC.

+	Denotes management contract or compensatory plan or arrangement.

++	Denotes filed herewith.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARLES & COLVARD, LTD.

	By:	/s/ Suzanne Miglucci
September 6, 2018		Suzanne Miglucci
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	By:	/s/ Suzanne Miglucci
September 6, 2018		Suzanne Miglucci
Director, President and Chief Executive Officer

	By:	/s/ Clint J. Pete
September 6, 2018		Clint J. Pete
Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

	By:	/s/ Neal I. Goldman
September 6, 2018		Neal I. Goldman
Chairman of the Board of Directors

	By:	/s/ Anne M. Butler
September 6, 2018		Anne M. Butler
Director

	By:	/s/ Benedetta Casamento
September 6, 2018		Benedetta Casamento
Director

	By:	/s/ Jaqui Lividini
September 6, 2018		Jaqui Lividini
Director

	By:	/s/ Ollin B. Sykes
September 6, 2018		Ollin B. Sykes
Director