Form 10-Q
period 2018-09-30
CHARLES & COLVARD LTD
filed 2018-11-02
CIK 1015155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

As of October 26, 2018, there were 21,598,069 shares of the registrant’s common stock, no par value per share, outstanding.

CHARLES & COLVARD, LTD.

FORM 10-Q
For the Quarterly Period Ended September 30, 2018

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018 (unaudited)	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$2,086,565	$3,393,186
Restricted cash	133,217	-
Accounts receivable, net	2,086,046	1,765,722
Inventory, net	10,782,176	10,979,891
Prepaid expenses and other assets	988,008	916,162
Total current assets	16,076,012	17,054,961
Long-term assets:
Inventory, net	21,975,251	20,848,647
Property and equipment, net	1,200,448	1,144,198
Intangible assets, net	72,577	34,833
Other assets	388,516	389,868
Total long-term assets	23,636,792	22,417,546
TOTAL ASSETS	$39,712,804	$39,472,507

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,093,010	$4,170,952
Accrued expenses and other liabilities	787,806	618,945
Total current liabilities	4,880,816	4,789,897
Long-term liabilities:
Deferred rent	354,332	393,051
Accrued income taxes	475,893	471,126
Total long-term liabilities	830,225	864,177
Total liabilities	5,711,041	5,654,074
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, no par value; 50,000,000 shares authorized; 21,598,069 and 21,705,173 shares issued and outstanding at September 30, 2018 and June 30, 2018, respectively	54,247,296	54,243,816
Additional paid-in capital	15,032,018	14,962,071
Accumulated deficit	(35,277,551)	(35,387,454)
Total shareholders’ equity	34,001,763	33,818,433
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$39,712,804	$39,472,507

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,
	2018	2017
Net sales	$6,594,706	$6,208,808
Costs and expenses:
Cost of goods sold	3,613,748	3,483,603
Sales and marketing	1,641,125	1,757,007
General and administrative	1,224,775	1,137,736
Research and development	-	489
Total costs and expenses	6,479,648	6,378,835
Income (Loss) from operations	115,058	(170,027)
Other expense:
Interest expense	(346)	(5)
Loss on foreign currency exchange	(29)	-
Other expense	(13)	-
Total other expense	(388)	(5)
Income (Loss) before income taxes	114,670	(170,032)
Income tax expense	(4,767)	(4,507)
Net Income (Loss)	$109,903	$(174,539)

Net income (loss) per common share:
Basic	$0.01	$(0.01)
Diluted	$0.01	$(0.01)

Weighted average number of shares used in computing net income (loss) per common share:
Basic	21,454,977	21,218,468
Diluted	21,658,516	21,218,468

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$109,903	$(174,539)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	108,216	104,558
Stock-based compensation	71,176	119,103
(Recovery of) provision for uncollectible accounts	(312)	67,000
Provision for (recovery of) sales returns	25,000	(74,000)
Provision for (recovery of) inventory reserves	49,000	(3,000)
Recovery of accounts receivable discounts	(2,936)	-
Changes in operating assets and liabilities:
Accounts receivable	(342,076)	(612,754)
Inventory	(977,889)	(1,662,098)
Prepaid expenses and other assets, net	(70,494)	(91,331)
Accounts payable	(77,942)	1,019,483
Deferred rent	(38,719)	(34,541)
Accrued income taxes	4,767	4,507
Accrued expenses and other liabilities	168,861	196,567
Net cash used in operating activities	(973,445)	(1,141,045)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(164,099)	(19,651)
Intangible assets	(38,111)	(509)
Net cash used in investing activities	(202,210)	(20,160)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock option exercises	2,251	-
Net cash provided by financing activities	2,251	-

NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(1,173,404)	(1,161,205)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	3,393,186	6,289,111
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$2,219,782	$5,127,906

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for taxes	$-	$-

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	DESCRIPTION OF BUSINESS

Charles & Colvard, Ltd. (the “Company”), a North Carolina corporation founded in 1995, manufactures, markets, and distributes Charles & Colvard Created Moissanite® (hereinafter referred to as moissanite or moissanite jewels) and finished jewelry featuring moissanite for sale in the worldwide jewelry market. Moissanite, also known by its chemical name silicon carbide (“SiC”), is a rare mineral first discovered in a meteorite crater. Because naturally occurring SiC crystals are too small for commercial use, larger crystals must be grown in a laboratory. The Company sells finished jewelry and loose moissanite jewels directly to consumers domestically and internationally through its wholly owned operating subsidiary, charlesandcolvard.com, LLC, via its online transactional website and global third-party online marketplaces. The Company also sells loose moissanite jewels and finished jewelry to the trade, domestically and internationally, through a network of distributors, manufacturers, retailers, designers, drop ship retailers’ websites, and other pure-play, exclusively e-commerce outlets, some of which manufacture their own finished jewelry. The Company sells its products at retail or wholesale prices depending on the sales channel. Historically, the Company also sold its loose moissanite gemstones and finished jewelry to television shopping networks.

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation – The accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, the unaudited statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The Company changed its fiscal year from a fiscal year beginning on January 1 and ending on December 31 of each year to a fiscal year beginning on July 1 and ending on June 30 of the following calendar year, with the fiscal year 2019 (“Fiscal 2019”) beginning on July 1, 2018. The results for the three months ended September 30, 2018 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2019.

The condensed consolidated financial statements as of and for the three months ended September 30, 2018 and 2017 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of June 30, 2018 is derived from the audited financial statements as of that date. The accompanying statements should be read in conjunction with the audited financial statements and related notes, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Transition Report on Form 10-KT (the “2018 Transition Report”) for the six-month period ended June 30, 2018 (the “transition period ended June 30, 2018”) filed with the SEC on September 7, 2018.

The accompanying condensed consolidated financial statements as of and for the three months ended September 30, 2018 and 2017 include the accounts of the Company and its wholly owned subsidiaries charlesandcolvard.com, LLC, formed in 2011; Charles & Colvard Direct, LLC, formed in 2011; and Charles & Colvard (HK) Ltd., the Company’s Hong Kong subsidiary, which was re-activated in December 2017. Charles & Colvard Direct, LLC, had no operating activity during the three-month period ended September 30, 2018 or the transition period ended June 30, 2018. Charles & Colvard (HK) Ltd. previously became dormant in the second quarter of 2009 and has had no operating activity since its operations ceased in 2008. All intercompany accounts have been eliminated.

Significant Accounting Policies – In the opinion of the Company’s management, the Company’s significant accounting policies used for the three months ended September 30, 2018, are consistent with those used for the transition period ended June 30, 2018. Accordingly, please refer to Note 2 to the Consolidated Financial Statements in the 2018 Transition Report for the Company’s significant accounting policies.

Use of Estimates – The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates impacting the Company’s condensed consolidated financial statements relate to valuation and classification of inventories, accounts receivable reserves, deferred tax assets, uncertain tax positions, cooperative advertising, and revenue recognition. Actual results could differ materially from those estimates.

Reclassifications – Certain amounts in the prior fiscal year’s condensed consolidated financial statements have been reclassified to conform to the current fiscal year presentation, primarily amounts presented on the condensed consolidated statements of cash flows, relating to the reclassification of certain accrued expenses and other liabilities. There was no impact to total cash flows from operating activities as a result of this reclassification.

Cash and Cash Equivalents – All highly liquid investments with an original maturity of three months or less from the date of purchase are considered to be cash equivalents.

 Restricted Cash – In accordance with cash management process requirements relating to the Company’s asset-based revolving credit facility from White Oak, there are access and usage restrictions on certain cash deposit balances for periods of up to two business days during which time such deposits are held by White Oak for the benefit of the Company. During the period these cash deposits are held by White Oak, such amounts are classified as restricted cash for reporting purposes on the Company’s condensed consolidated balance sheet. In the event that the Company has an outstanding balance on its revolving credit facility from White Oak, restricted cash balances held by White Oak would be applied to reduce such outstanding amounts.

The Company has full access to its cash balances without restriction following the period of time such cash is held by White Oak. For detailed information regarding the Company’s asset-based revolving credit facility, see Note 10, “Line of Credit.”

The reconciliation of cash, cash equivalents, and restricted cash, as presented on the Condensed Consolidated Statements of Cash Flows, consist of the following as of the dates presented:

	September 30, 2018	June 30, 2018
Cash and cash equivalents	$2,086,565	$3,393,186
Restricted cash	133,217	-
Total cash, cash equivalents, and restricted cash	$2,219,782	$3,393,186

Recently Adopted/Issued Accounting Pronouncements – In February 2016, as amended in July 2018, the FASB issued guidance that establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the statement of operations. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is analyzing this new guidance, but currently expects that upon adoption of the new standard, ROU assets and liabilities will be recognized in the balance sheet in amounts that will be material.

In June 2018, the FASB issued guidance that is intended to reduce cost and complexity and to improve financial reporting for share-based payments to nonemployees. This new guidance is effective for fiscal years beginning after December 15, 2018. The Company is in the process of conducting its analysis, but currently expects the impact of the adoption of this new guidance will not be material to the Company’s financial statements.

In August 2018, the FASB issued additional guidance in connection with accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The updated guidance is effective for fiscal years beginning after December 15, 2019. The Company has begun conducting its analysis, but currently believes the effect of the adoption of this new pronouncement is not expected to be material to the Company’s financial statements.

3.	SEGMENT INFORMATION AND GEOGRAPHIC DATA

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making operating decisions and assessing performance as the source of the Company’s operating and reportable segments.

The Company manages its business through two operating and reportable segments based on its distribution channels to sell its product lines, loose jewels and finished jewelry: its “Online Channels” segment, which consists of e-commerce outlets including charlesandcolvard.com, third-party online marketplaces, drop-ship, and other pure-play, exclusively e-commerce outlets; and its “Traditional” segment, which consists of wholesale, retail, and historically television customers. The accounting policies of the Online Channels segment and Traditional segment are the same as those described in Note 2, “Basis of Presentation and Significant Accounting Policies” of this Quarterly Report on Form 10-Q and in the Notes to the Consolidated Financial Statements in the 2018 Transition Report.

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

The Company allocates certain general and administrative expenses from its Traditional segment to its Online Channels segment primarily based on net sales and number of employees to arrive at segment operating income (loss). Unallocated expenses, which also include interest and taxes, remain in its Traditional segment.

Summary financial information by reportable segment is as follows:

	Three Months Ended September 30, 2018
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$2,115,940	$438,697	$2,554,637
Loose jewels	967,160	3,072,909	4,040,069
Total	$3,083,100	$3,511,606	$6,594,706

Product line cost of goods sold
Finished jewelry	$833,389	$222,649	$1,056,038
Loose jewels	488,285	1,560,480	2,048,765
Total	$1,321,674	$1,783,129	$3,104,803

Product line gross profit
Finished jewelry	$1,282,551	$216,048	$1,498,599
Loose jewels	478,875	1,512,429	1,991,304
Total	$1,761,426	$1,728,477	$3,489,903

Operating income	$83,747	$31,311	$115,058

Depreciation and amortization	$28,076	$80,140	$108,216

Capital expenditures	$1,250	$162,849	$164,099

	Three Months Ended September 30, 2017
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$1,383,351	$726,985	$2,110,336
Loose Jewels	691,380	3,407,092	4,098,472
Total	$2,074,731	$4,134,077	6,208,808

Product line cost of goods sold
Finished jewelry	$610,762	$378,799	$989,561
Loose jewels	367,378	1,877,210	2,244,588
Total	$978,140	$2,256,009	$3,234,149

Product line gross profit
Finished jewelry	$772,589	$348,186	$1,120,775
Loose jewels	324,002	1,529,882	1,853,884
Total	$1,096,591	$1,878,068	$2,974,659

Operating (loss) income	$(280,628)	$110,601	$(170,027)

Depreciation and amortization	$30,277	$74,281	$104,558

Capital expenditures	$-	$19,651	$19,651

The Company does not allocate any assets to the reportable segments, and therefore, no asset information is reported to the chief operating decision maker and disclosed in the financial information for each segment.

A reconciliation of the Company’s product line cost of goods sold to cost of goods sold as reported in the condensed consolidated financial statements is as follows:

	Three Months Ended September 30,
	2018	2017
Product line cost of goods sold	$3,104,803	$3,234,149
Non-capitalized manufacturing and production control expenses	346,604	298,858
Freight out	99,119	100,016
Inventory valuation allowances	49,000	-
Other inventory adjustments	14,222	(149,420)
Cost of goods sold	$3,613,748	$3,483,603

The Company recognizes sales by geographic area based on the country in which the customer is based. Sales to international end consumers made through our transactional website, charlesandcolvard.com, are included in U.S. sales because products are shipped and invoiced to a U.S.-based intermediary party that assumes all international shipping and credit risks. A portion of the Company’s Traditional segment sales made to international wholesale distributors represents products sold internationally that may be re-imported to U.S. retailers. All intangible assets, as well as property and equipment, as of September 30, 2018 and September 30, 2017, are held and located in the United States.

The following presents net sales data by geographic area:

	Three Months Ended September 30,
	2018	2017
Net sales:
United States	$5,822,870	$5,750,825
International	771,836	457,983
Total	$6,594,706	$6,208,808

4.	FAIR VALUE MEASUREMENTS

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

The Company evaluates assets and liabilities subject to fair value measurements on a recurring and non-recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by management of the Company. The financial instruments identified as subject to fair value measurements on a recurring basis are cash, cash equivalents, restricted cash, trade accounts receivable, and trade accounts payable. All financial instruments are reflected in the condensed consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these financial instruments.

Assets that are measured at fair value on a non-recurring basis include property and equipment, leasehold improvements, and intangible assets comprising patents, license rights, and trademarks. These items are recognized at fair value when they are considered to be impaired. For the three months ended September 30, 2018 and 2017, no impairment was recorded.

5.	INVENTORIES

The Company’s total inventories, net of reserves, consisted of the following as of the dates presented:

	September 30, 2018	June 30, 2018
Raw materials	$5,323,863	$5,083,436
Work-in-process	10,880,711	10,659,786
Finished goods	17,835,924	17,483,773
Finished goods on consignment	695,420	523,971
Supplies inventory	38,509	45,572
Less: inventory reserves	(2,017,000)	(1,968,000)
Total	$32,757,427	$31,828,538

Short-term portion	$10,782,176	$10,979,891
Long-term portion	21,975,251	20,848,647
Total	$32,757,427	$31,828,538

The Company’s work-in-process inventories include raw SiC crystals on which processing costs, such as labor and sawing, have been incurred; and components, such as metal castings and finished good moissanite jewels, that have been issued to jobs in the manufacture of finished jewelry. The Company’s moissanite jewel manufacturing process involves the production of intermediary shapes, called “preforms,” that vary depending upon the expected size and shape of the finished jewel. To maximize manufacturing efficiencies, preforms may be made in advance of current finished inventory needs but remain in work-in-process inventories. As of September 30, 2018 and June 30, 2018, work-in-process inventories issued to active production jobs approximated $2.62 million and $2.45 million, respectively.

The Company’s jewels do not degrade in quality over time and inventory generally consists of the shapes and sizes most commonly used in the jewelry industry. In addition, the majority of jewel inventory is not mounted in finished jewelry settings and is therefore not subject to fashion trends nor is obsolescence a significant factor.

The Company manufactures finished jewelry featuring moissanite. Relative to loose moissanite jewels, finished jewelry is more fashion-oriented and subject to styling trends that could render certain designs obsolete over time. While we expect expansion of our finished jewelry product offerings over time, the majority of the Company’s finished jewelry featuring moissanite is held in inventory for resale and largely consists of such core designs as stud earrings, solitaire and three-stone rings, pendants, and bracelets. We believe these finished jewelry products are less subject to significant obsolescence risk due to their classic styling. In addition, the Company generally holds smaller quantities of designer-inspired and trend moissanite fashion jewelry that is available for resale through retail companies and through its Online Channels segment. The Company also carries a limited amount of inventory as part of its sample line that is used in the selling process to its customers.

The Company’s continuing operating subsidiaries carry no net inventories, and inventory is transferred without intercompany markup from the parent entity as product line cost of goods sold when sold to the end consumer.

The Company’s total inventories, net of reserves, consisted of the following as of the dates presented:

	September 30, 2018	June 30, 2018
Finished jewelry:
Raw materials	$776,223	$595,649
Work-in-process	1,565,659	1,196,268
Finished goods	5,608,897	5,517,951
Finished goods on consignment	669,426	476,648
Total finished jewelry	$8,620,205	$7,786,516
Loose jewels:
Raw materials	$4,547,640	$4,487,787
Work-in-process	9,315,052	9,463,518
Finished goods	10,224,027	10,015,822
Finished goods on consignment	11,994	29,323
Total loose jewels	24,098,713	23,996,450
Total supplies inventory	38,509	45,572
Total inventory	$32,757,427	$31,828,538

Total net finished jewelry inventories at September 30, 2018 and June 30, 2018, including inventory on consignment net of reserves and finished jewelry featuring moissanite manufactured by the Company, were $8.62 million and $7.79 million, respectively. Total net loose jewel inventories at September 30, 2018 and June 30, 2018, including inventory on consignment net of reserves, were $24.10 million and $24.00 million, respectively.

As of September 30, 2018 and June 30, 2018, management established an obsolescence reserve of $1.36 million and $1.30 million, respectively. Typically, in the jewelry industry, slow-moving or discontinued lines are sold as closeouts or liquidated in sales channels such as third-party online marketplaces, drop-ship, and other pure-play, exclusively e-commerce outlets. Regularly, management reviews the legacy loose jewel inventory for any lower of cost or net realizable value and obsolescence issues. Accordingly, based on current demand during the three months ended September 30, 2018, and ongoing feedback from customers on the value of some of these goods, management identified some of the remaining inventory of these lower quality goods that could not be sold at its current carrying value. Accordingly, management’s analysis revealed that while some of these items were sold during the three months ended September 30, 2018, the remaining items in the Company’s legacy inventory required an increase in the lower of cost or net realizable value reserve to approximately $1.32 million as of September 30, 2018 from $1.29 million as of June 30, 2018. As of September 30, 2018 and June 30, 2018, management identified certain finished jewelry that was obsolete due to damage and other factors that indicate the finished jewelry is unsaleable, and established an obsolescence reserve of $32,000 and $7,000, respectively, for the carrying costs in excess of any estimated scrap values. Management reviews the finished jewelry inventory on an ongoing basis for any lower of cost or net realizable value and obsolescence issues.

As of September 30, 2018 and June 30, 2018 management established a rework reserve for recut and repairs of $434,000 and $534,000, respectively. Loose jewel inventories at September 30, 2018 and June 30, 2018 included recut reserves of $434,000 and $418,000, respectively. The finished jewelry inventories at September 30, 2018 and June 30, 2018 include a repairs reserve of $0 and $116,000, respectively.

As of September 30, 2018 and June 30, 2018 management established a shrinkage reserve of $228,000 and $136,000, respectively. The loose jewel inventories at September 30, 2018 and June 30, 2018 include shrinkage reserves of $68,000 and $48,000, respectively. The finished jewelry inventories at September 30, 2018 and June 30, 2018 include shrinkage reserves of $160,000 and $88,000, respectively.

Periodically, the Company ships finished goods inventory to certain Traditional segment customers on consignment terms. Under these terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. Included in the total shrinkage reserve is the shrinkage reserve for finished goods on consignment of $14,000 and $18,000 as of September 30, 2018 and June 30, 2018, respectively, to allow for certain loose jewels and finished jewelry on consignment with certain Traditional segment customers that may not be returned or may be returned in a condition that does not meet the Company’s current grading or quality standards. The loose jewel inventories on consignment at September 30, 2018 and June 30, 2018 include shrinkage reserves of $8,000 and $11,000, respectively. The finished jewelry inventories on consignment at September 30, 2018 and June 30, 2018 include shrinkage reserves of $6,000 and $7,000, respectively.

The need for adjustments to inventory-related reserves and valuation allowances is evaluated on a period-by-period basis. Changes to the Company’s inventory reserves and allowances are accounted for in the current accounting period in which a change in such reserves and allowances is observed and deemed appropriate, including changes in management’s estimates used in the process to determine such reserves and valuation allowances.

6.	RETURNS ASSET AND REFUND LIABILITIES

In connection with the Company’s adoption of the new revenue recognition accounting standard issued by the FASB as of the initial application date of January 1, 2018, the Company established a returns asset account and a refund liabilities account to record the effects of its estimated product returns and sales returns allowance. The Company’s returns asset and refund liabilities are updated at the end of each financial reporting period and the effect of such changes are accounted for in the period in which such changes occur.

The Company estimates anticipated product returns in the form of a refund liability based on historical return percentages and current period sales levels. The Company also accrues a related returns asset for goods expected to be returned in salable condition, less any expected costs to recover such goods, including return shipping costs that the Company may incur. As of September 30, 2018 and June 30, 2018, the Company’s refund liabilities balances were $673,000 and $648,000, respectively, and are included within accounts receivable, net, in the accompanying condensed consolidated balance sheets. As of September 30, 2018 and June 30, 2018, the Company’s returns asset balances were $262,000 and $250,000, respectively, and are included within prepaid expenses and other assets in the accompanying condensed consolidated balance sheets. Prior to the adoption of the new revenue recognition accounting standard, the Company reported the net effect of its estimated returns asset as an adjustment to its inventory balances.

7.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities, current, consist of the following as of the dates presented:

	September 30, 2018	June 30, 2018
Accrued compensation and related benefits	$503,249	$359,077
Deferred rent	143,736	139,558
Accrued cooperative advertising	86,881	60,784
Accrued sales tax	10,102	17,149
Other	43,838	42,377
Total accrued expenses and other liabilities	$787,806	$618,945

8.	INCOME TAXES

The Company recognized an income tax net expense for estimated tax, penalties, and interest associated with uncertain tax positions of approximately $5,000 for each of the three months ended September 30, 2018 and 2017, respectively.

As of each reporting date, management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. As of September 30, 2018 and June 30, 2018, the Company’s management determined that sufficient negative evidence continued to exist to conclude it was uncertain that the Company would have sufficient future taxable income to utilize its deferred tax assets. Therefore, as set forth above, notwithstanding the possible effects on its deferred tax assets as a result of the Tax Act, the Company continued to maintain a full valuation allowance against its deferred tax assets as of September 30, 2018 and June 30, 2018.

9.	COMMITMENTS AND CONTINGENCIES

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

The Company’s total purchase commitment under the Supply Agreement until June 2023 is approximately $52.95 million, of which approximately $50.84 remains to be purchased as of September 30, 2018. Over the life of the Supply Agreement, as amended, the Company’s future minimum annual purchase commitments of SiC crystals range from approximately $9 million to $12 million each year.

During the three months ended September 30, 2018, the Company purchased approximately $2.11 million of SiC crystals from Cree pursuant to the terms of the Supply Agreement, as amended. During the three months ended September 30, 2017, the Company purchased approximately $2.49 million of SiC crystals from Cree. These purchases in 2017 were pursuant to the terms and conditions of the Supply Agreement prior to the effective date of its amendment as of June 22, 2018.

10.	LINE OF CREDIT

On July 13, 2018, the Company and its wholly-owned subsidiary, charlesandcolvard.com, LLC (collectively, the “Borrowers”), obtained a $5.00 million asset-based revolving credit facility (the “White Oak Credit Facility”) from White Oak Commercial Finance, LLC, (“White Oak”). The White Oak Credit Facility may be used for general corporate and working capital purposes, including permitted acquisitions. The White Oak Credit Facility, which matures on July 13, 2021, is guaranteed by Charles & Colvard Direct, LLC, a wholly-owned subsidiary of the Company (the “Guarantor”). Under the terms of the White Oak Credit Facility, the Borrowers must maintain at least $500,000 in excess availability at all times. The White Oak Credit Facility contains no other financial covenants.

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

Advances may be either revolving or non-revolving. Non-revolving advances are limited to $1.00 million in aggregate principal amount outstanding and must be repaid on each January 15 (which may be effected by conversion to revolving advances, absent an event of default). There are no other mandatory prepayments or line reductions. The Company may elect to prepay advances in whole or in part at any time without penalty. In addition, the White Oak Credit Facility may be terminated by the Company at any time, subject to a $100,000 fee in the first year of the term of the White Oak Credit Facility, a $50,000 fee in the second year, and no fee thereafter. In connection with the White Oak Credit Facility, the Company is incurring a non-refundable origination fee in the amount of $125,000 that is due and payable to White Oak in three installments. The first installment in the amount of $41,667 was paid upon execution of the White Oak Credit Facility on July 13, 2018. The second installment in the amount of $41,667 will be due and payable on July 13, 2019, or the date of termination, whichever is sooner, and the third and final installment in the amount of $41,666 will be due and payable on July 13, 2020, or the date of termination, whichever is sooner.

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

The White Oak Credit Facility contains other customary terms that include indemnity, collateral monitoring fee, minimum interest charge, expense reimbursement, yield protection, and confidentiality provisions.

As of September 30, 2018, the Company had not borrowed against the White Oak Credit Facility.

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

Effective June 22, 2017, the Wells Fargo Credit Facility was amended to extend the maturity date to June 25, 2018, the date upon which it matured in accordance with its terms. The Wells Fargo Credit Facility was also amended in June 2017 to reduce the interest rate payable on advances as set forth below and was amended further to include the addition of an EBITDA covenant, whereby the Wells Fargo Borrowers were required to maintain a specified minimum monthly EBITDA through December 2017 if the cash position for the Wells Fargo Borrowers’ demand deposit account maintained at Wells Fargo had fallen below $3.00 million or the Wells Fargo Borrowers had drawn upon the Wells Fargo Credit Facility. In connection with the June 2017 amendment to the Wells Fargo Credit Facility, the Company paid a 3% facility fee to Wells Fargo in the amount of $150,000 that was amortized fully over the term of the underlying amendment through and as of June 25, 2018.

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

Events of default under the Wells Fargo Credit Facility included, without limitation, (i) any impairment of the Export-Import Bank guaranty, unless the guaranteed advances were repaid within two business days, (ii) an event of default under any other indebtedness of the Wells Fargo Borrowers in excess of $200,000, and (iii) a material adverse change in the ability of the Wells Fargo Borrowers to perform their obligations under the Wells Fargo Credit Agreement or in the Wells Fargo Borrowers’ assets, liabilities, businesses or prospects, or other circumstances that Wells Fargo believed would have impaired the prospect of repayment. If an event of default had occurred, Wells Fargo would have been entitled to take enforcement action, including an acceleration of any amounts due under the Wells Fargo Credit Agreement and foreclosure upon collateral. The Wells Fargo Credit Agreement contained other customary terms that included indemnity, expense reimbursement, yield protection, and confidentiality provisions.

The Company had not borrowed against the Wells Fargo Credit Facility as of June 25, 2018, the date upon which the Wells Fargo Credit Facility matured and was terminated in accordance with its terms.

11.	STOCK-BASED COMPENSATION

The following table summarizes the components of the Company’s stock-based compensation included in net income (loss):

	Three Months Ended September 30,
	2018	2017
Employee stock options	$58,172	$93,631
Restricted stock awards	13,004	25,472
Totals	$71,176	$119,103

No stock-based compensation was capitalized as a cost of inventory during the three months ended September 30, 2018 or 2017.

Stock Options – The following is a summary of the stock option activity for the three months ended September 30, 2018:

	Shares	Weighted Average Exercise Price
Outstanding, June 30, 2018	2,388,169	$1.46
Exercised	(2,500)	$0.90
Forfeited	(12,500)	$1.05
Expired	(41,756)	$1.73
Outstanding, September 30, 2018	2,331,413	$1.46

No stock options were granted during the three months ended September 30, 2018. The total fair value of stock options that vested during the three months ended September 30, 2018 was approximately $22,000.

The following table summarizes information about stock options outstanding at September 30, 2018:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Balance as of 9/30/2018	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 9/30/2018	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 9/30/2018	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
2,331,413	7.24	$1.46	1,901,506	6.86	$1.53	2,227,628	7.17	$1.47

As of September 30, 2018, the unrecognized stock-based compensation expense related to unvested stock options was approximately $196,000, which is expected to be recognized over a weighted average period of approximately 25 months.

The aggregate intrinsic value of stock options outstanding, exercisable, and vested or expected to vest at September 30, 2018 was approximately $7,000. This amount is before applicable income taxes and represents the closing market price of the Company’s common stock at June 30, 2018 less the grant price, multiplied by the number of stock options that had a grant price that is less than the closing market price. This amount represents the amount that would have been received by the optionees had these stock options been exercised on that date. During the three months ended September 30, 2018, the aggregate intrinsic value of stock options exercised was approximately $300. No stock options were exercised during the three months ended September 30, 2017.

Restricted Stock – The following is a summary of the restricted stock activity for the three months ended September 30, 2018:

	Shares	Weighted Average Grant Date Fair Value
Unvested, June 30, 2018	264,000	$1.25
Vested	(24,896)	$1.31
Canceled	(109,604)	$1.31
Unvested, September 30, 2018	129,500	$1.18

No restricted stock shares were granted during the three months ended September 30, 2018. As of September 30, 2018, the estimated unrecognized stock-based compensation expense related to unvested restricted shares subject to achievement of performance goals was approximately $82,000, all of which is expected to be recognized over a weighted average period of approximately three months.

Dividends – The Company has paid no cash dividends in the current fiscal year through September 30, 2018.

12.	NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the periods. Diluted net income (loss) from operations per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. Common equivalent shares consist of stock options and unvested restricted shares that are computed using the treasury stock method. Antidilutive stock awards consist of stock options that would have been antidilutive in the application of the treasury stock method.

The following table reconciles the differences between the basic and diluted net income (loss) per share presentations:

	Three Months Ended September 30,
	2018	2017
Numerator:
Net income (loss)	$109,903	$(174,539)

Denominator:
Weighted average common shares outstanding:
Basic	21,454,977	21,218,468
Stock options	74,039	-
Restricted shares	129,500	-
Diluted	21,658,516	21,218,468

Net income (loss) per common share:
Basic	$0.01	$(0.01)
Diluted	$0.01	$(0.01)

For the three months ended September 30, 2018 and 2017, stock options to purchase approximately 2.23 and 2.15 million shares, respectively, were excluded from the computation of diluted net income (loss) per common share because the exercise price of the stock options was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to net income (loss) per common share. For the three months ended September 30, 2018 and 2017, approximately 0 and 374,000 restricted shares, respectively, that have been issued but not yet vested have been excluded from the computation of diluted net income (loss) per common share.

13.	MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and restricted cash and trade accounts receivable. At times, cash balances may exceed the Federal Deposit Insurance Corporation (the “FDIC”) insurable limits of $250,000 per depositor at each financial institution. The Company has never experienced any losses related to these balances.  Non-interest-bearing amounts on deposit in excess of FDIC insurable limits at September 30, 2018 approximated $1.72 million.

Trade receivables potentially subject the Company to credit risk. Payment terms on trade receivables for the Company’s Traditional segment customers are generally between 30 and 120 days, though it may offer extended terms with specific customers and on significant orders from time to time. The Company believes its competitors and other vendors in the wholesale jewelry industry have also expanded their use of extended payment terms and, in aggregate, the Company believes that by expanding its use of extended payment terms, it has provided a competitive response in its market and that its net sales have been favorably impacted. The Company is unable to estimate the impact of this program on its net sales, but if it ceased providing extended payment terms in select instances, the Company believes it would not be competitive for some Traditional segment customers in the marketplace and that its net sales and profits would likely decrease. The Company extends credit to its customers based upon a number of factors, including an evaluation of the customer’s financial condition and credit history that is verified through trade association reference services, the customer’s payment history with the Company, the customer’s reputation in the trade, and/or an evaluation of the Company’s opportunity to introduce its moissanite jewels or finished jewelry featuring moissanite to new or expanded markets. Collateral is not generally required from customers. The need for an allowance for doubtful accounts is determined based upon factors surrounding the credit risk of specific customers, historical trends, and other information. During the three months ended September 30, 2018 and 2017, the Company has not experienced significant accounts receivable write-offs related to revenue arrangements with extended payment terms.

At times, a portion of the Company’s accounts receivable will be due from customers that have individual balances of 10% or more of the Company’s total gross accounts receivable. The following is a summary of customers that represent 10% or more of total gross accounts receivable:

	September 30, 2018	June 30, 2018
Customer A	17%	10%
Customer B	17%	23%
Customer C	11%	*	%
Customer D	11%	*	%
Customer E	10%	*	%

* Customer C, Customer D, and Customer E did not have individual balances that represented 10% or more of the total gross accounts receivable as of June 30, 2018.

A significant portion of sales is derived from certain customer relationships. The following is a summary of customers that represent 10% or more of total net sales:

	Three Months Ended September 30,
	2018	2017
Customer A	* %	11%
Customer B	14%	23%
Customer C	10%	10%

* Customer A did not have net sales that represented 10% or more of total net sales for the three months ended September 30, 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future. You should be aware that although the forward-looking statements included herein represent management’s current judgment and expectations, our actual results may differ materially from those projected, stated, or implied in these forward-looking statements as a result of many factors including, but not limited to, the following:

•	Our future financial performance depends upon increased consumer acceptance, growth of sales of our products, and operational execution of our strategic initiatives.
•	The execution of our business plans could significantly impact our liquidity.
•	Our business and our results of operations could be materially adversely affected as a result of our inability to fulfill orders on a timely basis.
•	Our failure to maintain compliance with The Nasdaq Stock Market’s continued listing requirements could result in the delisting of our common stock.
•	We face intense competition in the worldwide gemstone and jewelry industry.
•	The financial difficulties or insolvency of one or more of our major customers or their lack of willingness and ability to market our products could adversely affect results.
•	We are currently dependent on a limited number of distributor and retail partners in our Traditional segment for the sale of our products.
•
We expect to remain dependent upon our exclusive supply agreement, or the Supply Agreement, with Cree, Inc., or Cree, for the supply of our silicon carbide, or SiC, crystals for the foreseeable future.

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

The following discussion is designed to provide a better understanding of our unaudited condensed consolidated financial statements, including a brief discussion of our business and products, key factors that impacted our performance, and a summary of our operating results. This information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Transition Report on Form 10-KT for the transition period ended June 30, 2018, or the 2018 Transition Report. Historical results and percentage relationships related to any amounts in the condensed consolidated financial statements are not necessarily indicative of trends in operating results for future periods.

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

Our strategy is to build a globally revered brand of gemstones and jewelry that appeals to a wide consumer audience and leverage our advantage of being the original and leading worldwide source of created moissanite. We believe a direct relationship with consumers is important to this strategy, which entails delivering tailored educational content, engaging in dialogue with our audience, and positioning our brand to meet the discerning needs of today’s consumer. We manage our business and sell loose moissanite jewels and finished jewelry through two operating and reportable business segments: our Online Channels segment, which comprises our charlesandcolvard.com website, e-commerce outlets, drop-ship customers, and other pure-play, exclusively e-commerce, customers; and our Traditional segment, which consists of wholesale, retail, and historically television customers. We believe our expanding application of an omni-channel sales strategy across the jewelry trade and to the end consumer with branded finished jewelry featuring moissanite positions Charles & Colvard goods at the many touchpoints where consumers are when they are making their buying decisions – thereby creating greater exposure for our brand and increasing consumer demand.

Our strategic goal for the fiscal year ending June 30, 2019, or Fiscal 2019, is to focus on growth and market expansion across channels and geographies. We intend to build on our position as the leading worldwide moissanite provider, to further establish our presence in emerging markets, and to differentiate our product quality and service offering globally. Our key strategies for Fiscal 2019 are as follows:

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

•
Target the global market opportunity through continued brand building, focused channel expansion and world-class customer service. We plan to diversify and expand our global customer base in a low-risk manner by introducing our brand in select markets by way of cross-border trade, or CBT, initiatives and through established marketplaces.

•
Balance growth-oriented investments to generate sustainable earnings improvement. We plan to maintain financial flexibility and use data-driven business decisions to balance investments in future growth with consistent near-term financial performance.

As we pursue our Fiscal 2019 strategic initiatives, we plan to make various investments to drive near- and long-term sales growth, while balancing that with the goal of generating sustainable earnings improvement. We will be prudent about these investments by implementing a strategy that will enable us to move nimbly, measure risks carefully and make data-driven decisions.

In the three months ended September 30, 2018, we added several new online retail outlets in support of the continued momentum in our Online Channels segment. To target the international market opportunity, we added new European channels including Amazon sites in Spain, Italy, France and Germany. We began doing business in continental Australia – expanding our footprint to three marketplaces including Amazon.com.au, eBay.com.au, and Catch.com.au. We implemented a new CBT technology to support the expanding non-U.S. customer base that is shopping on our charlesandcolvard.com website. With this new solution, our international customers experience a personalized, on-site experience and seamless buying process in their local currency. In addition, we announced a new strategic partnership with Macy’s, Inc., which we will serve initially through the macys.com consumer website. Our own e-commerce website, charlesandcolvard.com, delivered an 87% revenue increase over the year-ago quarter. In addition, our marketplaces business continued to see significant growth in our net sales volume, performing 53% above the year-ago quarter. Combined with the remaining Online Channels segment customers, including drop-ship and pure-play e-commerce customers, our Online Channels segment net sales grew 49% compared with the comparable quarter of 2017.

During the three months ended September 30, 2018, we saw a 15% decrease in net sales in our Traditional segment compared to the same period last year. Our domestic distributor partners continue to experience lower sales demand as they face a slowing in retail sales, which is creating headwinds for our domestic distribution network. This shortfall was partially offset by growth from our international distributors and by continued growth in our brick-and-mortar channel. Our relationships with brick-and-mortar retailers continue to mature. In addition, we are working closely with our Traditional segment partners to ensure their preparedness for the calendar year-end 2018 holiday season.

Continued demand from both consumers and channel partners drove significant Forever OneTM sales, which represented 87% of net sales in the three months ended September 30, 2018. Finished jewelry sales were up 21% over the prior year period, further validating engagement of the consumer through our Online Channels segment and our Helzberg Diamonds sales channels. We also reduced our legacy inventory by approximately $130,000 during the three months ended September 30, 2018, as we sold loose legacy gemstones and finished jewelry that features legacy gemstones. We closed the quarter ended September 30, 2018 with approximately $2.22 million in cash, cash equivalents and restricted cash. We believe that with our new line of credit with White Oak Commercial Finance, LLC, or White Oak, we are positioned with sufficient financial capacity and resources to pursue growth opportunities, invest in the business, and implement other shareholder value-enhancing initiatives.

Our total consolidated net sales for the three months ended September 30, 2018 of $6.59 million were 6% higher than total consolidated net sales during the three months ended September 30, 2017. The increase in consolidated net sales for the three months ended September 30, 2018 was due primarily to the increased demand for our Forever OneTM gemstones over the comparable period in 2017, reflecting higher finished jewelry net sales. Online Channels segment net sales for the three months ended September 30, 2018 of $3.08 million were 49% higher than Online Channels segment net sales during the three months ended September 30, 2017. Expanded jewelry selections resulted in higher finished jewelry sales and ongoing increased demand for our Forever OneTM gemstones during the three months ended September 30, 2018 as evidenced through our increased presence on e-commerce outlets including marketplaces and through charlesandcolvard.com within our Online Channels segment. Traditional segment net sales for the three months ended September 30, 2018 of $3.51 million were 15% lower than Traditional segment net sales during the three months ended September 30, 2017, driven by a slowing in retail sales as we head into the calendar year-end holiday season, which is creating headwinds for our domestic distribution network. Traditional segment net sales also decreased as a result of lower finished jewelry sales from our brick-and-mortar customers during the three months ended September 30, 2018.

Finished jewelry net sales for the three months ended September 30, 2018 comprised 39% of our total consolidated net sales and increased 21% to $2.55 million, compared with $2.11 million in the same period of 2017, primarily due to strong finished jewelry product sales in our Online Channels segment. Loose jewel sales comprised 61% of our total consolidated net sales for the three months ended September 30, 2018 and decreased 1% to $4.04 million, compared with $4.10 million in the same period of 2017, primarily due to lower distributor and manufacturer demand.

Operating expenses were $2.87 million for the three months ended September 30, 2018, compared with $2.90 million in the same period of 2017. Sales and marketing expenses decreased $116,000, or 7%, to $1.64 million, primarily as a result of a decrease in professional services principally from lower temporary labor costs and decreased software-related costs in connection with the migration to our cloud-based data storage arrangement in the prior year. These decreases were partially offset by an increase in general office-related expenses and an increase in digital marketing expenses. General and administrative expenses increased $87,000, or 8%, to $1.23 million primarily as a result of increases in professional services principally related to the timing of annual audit fees in connection with the change in our fiscal year-end, increased compensation expenses, and bank-related fees, offset in part by decreases in bad debt expense and travel-related expenses.

We had net income of approximately $110,000, or $0.01 net income per diluted share, for the three months ended September 30, 2018, compared to a net loss of approximately $175,000, or $0.01 net loss per diluted share, in the same period of 2017. The period over period favorable change in financial results reflects the ongoing effects of an improved gross profit due to increased sales of direct-to-consumer finished jewelry products. The net income for the quarter ended September 30, 2018 also reflects reduced operating expenses, which is evidence of our ongoing efforts to cut costs and to meet our long-term goal of striving toward profitability.

The execution of our Fiscal 2019 strategic initiatives to drive organic revenue growth while generating sustainable earnings improvement, with the ultimate goal of leading a revolution in the jewelry industry by delivering a brilliant product at extraordinary value balanced with environmental and social responsibility, is challenging and not without risk. As such, there can be no assurance that future results for each reporting period will meet or exceed past results in sales, operating cash flow, or net income due to the challenging business environment in which we operate and our investment in various initiatives to support our growth strategies. However, as we execute our growth strategy and market-driven initiatives, we remain committed to our ongoing priorities of generating positive cash flow and strengthening our financial position while continuing to monetize our existing inventory and manufacture our created moissanite loose jewels and finished jewelry featuring moissanite to meet sales demand in broader geographic and demographic markets. We believe the results of these efforts will continue to drive our revenue growth and profitability, and further enhance shareholder value in coming years. At the same time, we fully recognize – and believe that we are prepared to meet – the business and economic challenges that we face.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which we prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities. “Critical accounting policies and estimates” are defined as those most important to the financial statement presentation and that require the most difficult, subjective, or complex judgments. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Under different assumptions and/or conditions, actual results of operations may materially differ. We have disclosed our critical accounting policies and estimates in our 2018 Transition Report, and that disclosure should be read in conjunction with this Quarterly Report on Form 10-Q. Except as set forth below, there have been no significant changes in our critical accounting policies and estimates during the first quarter of Fiscal 2019.

Restricted Cash – See Note 2, “Basis of Presentation and Significant Accounting Policies”, in the Notes to Condensed Consolidated Financial Statements for disclosure regarding our accounting policy for restricted cash.

Results of Operations

The following table sets forth certain consolidated statements of operations data for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017
Net sales	$6,594,706	$6,208,808
Costs and expenses:
Cost of goods sold	3,613,748	3,483,603
Sales and marketing	1,641,125	1,757,007
General and administrative	1,224,775	1,137,736
Research and development	-	489
Total costs and expenses	6,479,648	6,378,835
Income (loss) from operations	115,058	(170,027)
Other expense:
Interest expense	(346)	(5)
Loss on foreign currency exchange	(29)	-
Other expense	(13)	-
Total other expense	(388)	(5)
Income (loss) before income taxes	114,670	(170,032)
Income tax expense	(4,767)	(4,507)
Net income (loss)	$109,903	$(174,539)

Consolidated Net Sales

Consolidated net sales for the three months ended September 30, 2018 and 2017 comprise the following:

	Three Months Ended September 30,		Change
	2018	2017	Dollars	Percent
Finished jewelry	$2,554,637	$2,110,336	$444,301	21%
Loose jewels	4,040,069	4,098,472	(58,403)	-1%
Total consolidated net sales	$6,594,706	$6,208,808	$385,898	6%

Consolidated net sales were $6.59 million for the three months ended September 30, 2018 compared to $6.21 million for the three months ended September 30, 2017, an increase of approximately $386,000, or 6%. The increase in consolidated net sales for the three months ended September 30, 2018 was due primarily to increased consumer awareness and demand for our moissanite gemstones and jewelry resulting in higher finished jewelry product net sales and strong loose jewel net sales during the three months ended September 30, 2018 in our Online Channels segment. This increase in our Online Channels net sales in the three months ended September 30, 2018 was partially offset by lower loose jewel product sales in our Traditional segment.

Sales of finished jewelry represented 39% of total consolidated net sales for the three months ended September 30, 2018, compared to 34% of total consolidated net sales for the corresponding period of the prior year. For the three months ended September 30, 2018, finished jewelry sales were $2.55 million compared to $2.11 million for the corresponding period of the prior year, an increase of approximately $444,000, or 21%. This increase was due primarily to strong finished jewelry sales in our Online Channels segment. This increase in finished jewelry sales resulted from leveraging our ongoing strategy to drive sales in Fiscal 2019 through multiple channels. These results reflect the increased presence within our e-commerce outlets, including charlesandcolvard.com and marketplaces in our Online Channels segment.

Sales of loose jewels represented 61% of total consolidated net sales for the three months ended September 30, 2018, compared to 66% of total consolidated net sales for the corresponding period of the prior year. For the three months ended September 30, 2018, loose jewel sales were $4.04 million compared to $4.10 million for the corresponding period of the prior year, a decrease of approximately $58,000, or 1%. The decrease for the three months ended September 30, 2018 was primarily due to lower loose jewel sales in our Traditional segment, driven by ongoing lower product demand from our distributor channel. This decrease in loose jewel product sales was partially offset by higher loose jewel sales in our Online Channels segment, which also reflects our ongoing strategy to drive sales growth in Fiscal 2019 through multiple channels, including direct-to-consumer e-commerce outlets.

U.S. net sales accounted for approximately 88% of total consolidated net sales for the three-month period ended September 30, 2018, compared with 93% for the three-month period ended September 30, 2017. While the proportion of our net sales in the U.S. was lower during the three months ended September 30, 2018 compared with the corresponding period of the prior year, U.S. net sales increased to $5.82 million, or 1%, in the three months ended September 30, 2018 compared to $5.75 million in the comparable quarter of 2017 as a result of increased sales to U.S. customers in our Online Channels segment.

Our two largest U.S. customers during the three months ended September 30, 2018 each accounted for 17% of total consolidated net sales during the period then ended. These same two customers accounted for 23% and 10%, respectively, of our total consolidated net sales during the same period of 2017, which made these two customers our largest and second largest U.S. customers, respectively, during the three months ended September 30, 2017. Our next two largest U.S. customers during the three months ended September 30, 2018 each accounted for 11% of total consolidated net sales during the period then ended, but neither customer accounted for a significant portion of our total consolidated net sales during the three months ended September 30, 2017. Our fifth largest U.S. customer during the three months ended September 30, 2018 accounted for 10% of total consolidated net sales during the period then ended, but did not account for a significant portion of our total consolidated net sales during the three months ended September 30, 2017. We expect that we, along with our customers, will remain dependent on our ability to maintain and enhance our customer-related programs. A change in or loss of any of these customer or retailer relationships could have a material adverse effect on our results of operations.

International net sales accounted for approximately 12% of total consolidated net sales for the three-month period ended September 30, 2018, compared with 7% for the three-month period ended September 30, 2017. In addition, our international net sales volume increased to $772,000, or 69%, in the three months ended September 30, 2018 compared to $458,000 in the same quarter of 2017 as we continue to serve distributors in international markets. Based on current levels of demand for loose jewels in these markets, we continue to evaluate these and other potential distributors in these international markets to determine the best long-term partners. Additionally, we anticipate the need to develop a direct-to-consumer presence, which would require marketing and e-commerce investments to drive expected growth in these regions. As a result, our sales in these markets may continue to fluctuate significantly each reporting period.

We did not have an international customer account for 10% or more of total consolidated sales during the three months ended September 30, 2018 or 2017. A portion of our international consolidated sales represents jewels sold internationally that may be re-imported to U.S. retailers.

Costs and Expenses

Cost of Goods Sold

Our total cost of goods sold for the three months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30,		Change
	2018	2017	Dollars	Percent
Product line cost of goods sold:
Finished jewelry	$1,056,038	$989,561	$66,477	7%
Loose jewels	2,048,765	2,244,588	(195,823)	-9%
Total product line cost of goods sold	3,104,803	3,234,149	(129,346)	-4%
Non-product line cost of goods sold	508,945	249,454	259,491	104%
Total cost of goods sold	$3,613,748	$3,483,603	$130,145	4%

Total cost of goods sold was $3.61 million for the three months ended September 30, 2018 compared to $3.48 million for the three months ended September 30, 2017, an increase of approximately $130,000, or 4%. Product line cost of goods sold is defined as product cost of goods sold in each of our Online Channels segment and Traditional segment excluding non-capitalized expenses from our manufacturing and production control departments, comprising personnel costs, depreciation, rent, utilities, and corporate overhead allocations; freight out; inventory valuation allowance adjustments; and other inventory adjustments, comprising costs of quality issues, damaged goods, and inventory write-downs.

The increase in cost of goods sold for the three months ended September 30, 2018 compared to the same period in 2017 was primarily due to increased sales of finished jewelry during the three months ended September 30, 2018, which reflect higher material and labor costs resulting from increased sales of higher margin finished jewelry, which cost more to produce, when compared to cost of goods sold in the same period of 2017 during which period we sold a higher level of loose jewels. The net increase in non-product line cost of goods sold comprises an unfavorable $164,000 increase in other inventory adjustments principally relating to favorable production standard cost variances during the three months ended September 30, 2017 that were not repeated in the current year period; a $49,000 unfavorable change in inventory valuation allowances primarily related to an increase in obsolescence reserves in the three months ended September 30, 2018; and a $48,000 increase in non-capitalized manufacturing and production control expenses principally due to the timing when work-in-process is received into inventory and overhead costs are allocated. These increases were offset in part by an approximate $1,000 decrease in freight out during the three months ended September 30, 2018. See Note 3, “Segment Information and Geographic Data”, in the Notes to Condensed Consolidated Financial Statements for additional disclosure relating to non-product line cost of goods sold.

Sales and Marketing

Sales and marketing expenses for the three months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30,		Change
	2018	2017	Dollars	Percent
Sales and marketing	$1,641,125	$1,757,007	$(115,882)	-7%

Sales and marketing expenses were $1.64 million for the three months ended September 30, 2018 compared to $1.76 million for the three months ended September 30, 2017, a decrease of approximately $116,000, or 7%.

The decrease in sales and marketing expenses for the three months ended September 30, 2018 compared to the same period in 2017 was primarily due to a $103,000 decrease in professional services principally comprising lower temporary labor costs; a $36,000 decrease in software-related costs incurred primarily in connection with software-related agreements associated with the migration to our cloud-based data storage arrangement in the prior year; a $14,000 decrease in travel expenses; a $24,000 decrease in employment recruiting fees; a $9,000 decrease in compensation expenses; and a $2,000 decrease in miscellaneous other sales and marketing expenses. These decreases were partially offset by a $50,000 increase in general office-related expenses, which are principally related to (i) costs associated with a customer marketing event and (ii) higher credit card transaction fees; and a $22,000 increase in advertising and digital marketing expenses.

The increase in advertising and digital marketing expenses for the three months ended September 30, 2018 compared to the same period in 2017 comprises a $66,000 increase in outside agency fees and a $3,000 increase in all other advertising expenses. These increases were partially offset by a $23,000 decrease in cooperative advertising; a $10,000 decrease in print media expenses; an $8,000 decrease in Internet marketing; and a $6,000 decrease in promotion-related expenses.

The decrease in compensation expenses for the three months ended September 30, 2018 compared to the same period in 2017 was primarily due to a $68,000 decrease in salaries, commissions, and related employee benefits in the aggregate and an $8,000 decrease in relocation expenses. These decreases were partially offset by a $59,000 increase in bonus expense; a $7,000 increase in employee stock-based compensation expense; and a $1,000 increase in employee-related severance costs.

General and Administrative

General and administrative expenses for the three months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30,		Change
	2018	2017	Dollars	Percent
General and administrative	$1,224,775	$1,137,736	$87,039	8%

General and administrative expenses were $1.23 million for the three months ended September 30, 2018 compared to $1.14 million for the three months ended September 30, 2017, an increase of approximately $87,000, or 8%.

The increase in general and administrative expenses for the three months ended September 30, 2018 compared to the same period in 2017 was primarily due to a $52,000 increase in professional services; a $50,000 increase in compensation expenses; a $23,000 increase in the timing of annual meeting and shareholder communications related expenses due to the change in our fiscal year-end; a $14,000 increase in bank charges, which includes a one-time fee associated with the execution of our $5.00 million asset-based revolving credit facility from White Oak Commercial Finance, LLC, or White Oak, and higher credit card transaction fees; a $9,000 increase in an employee benefit health and welfare related expense due to the timing of the reconciliation with our provider; a $7,000 increase in business taxes and licenses; a $4,000 increase due to the timing of our Nasdaq-related filing fees; a $3,000 increase in depreciation and amortization expense; and a $3,000 net increase in miscellaneous other general and administrative expenses. These increases were partially offset by a $67,000 decrease in bad debt expense associated with our allowance for doubtful accounts reserve policy; a $6,000 decrease in travel expense; and a $5,000 decrease in insurance expenses.

The increase in compensation expenses for the three months ended September 30, 2018 compared to the same period in 2017 comprises a $59,000 increase in salaries and related employee benefits in the aggregate and a $44,000 increase in bonus expense. These increases were partially offset by a $53,000 decrease in employee stock-based compensation expense.

Professional services increased for the three months ended September 30, 2018 compared to the same period in 2017 primarily due to a $82,000 increase in accounting services related to the timing of our annual audit due to the change in our fiscal year-end and a $2,000 increase in investor and public relations expenses. These increases were partially offset by a $29,000 decrease in legal fees, as a result of the hiring a full-time in-house counsel; and a $3,000 decrease in consulting and other professional services.

Loss on Foreign Currency Exchange

Loss on foreign currency exchange related to foreign sales transacted in functional currencies other than the U.S. dollar for the three months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30,		Change
	2018	2017	Dollars	Percent
Loss on foreign currency exchange	$29	$-	$29	100%

During the three months ended September 30, 2018, we had international sales transactions denominated in other than U.S dollar currencies that resulted in foreign currency exchange net losses. We had no such non-U.S. dollar denominated sales transactions during the three months ended September 30, 2017.

Provision for Income Taxes

We recognized income tax net expenses of approximately $4,800 and $4,500 for the three months ended September 30, 2018 and 2017, respectively. Income tax provisions in these periods primarily relate to estimated tax, penalties, and interest associated with uncertain tax positions.

As of each reporting date, management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. Beginning in 2014, management determined that negative evidence outweighed the positive and established a full valuation allowance against our deferred tax assets. We maintained a full valuation allowance as of September 30, 2018 and June 30, 2018.

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of September 30, 2018, our principal sources of liquidity were cash, cash equivalents, and restricted cash totaling $2.22 million, trade accounts receivable of $2.09 million, and net current inventory of $10.78 million, as compared to cash, cash equivalents, and restricted cash totaling $3.39 million, trade accounts receivable of $1.77 million, and current inventory of $10.98 million as of June 30, 2018. As described more fully below, we also have access to our $5.00 million asset-based revolving credit facility with White Oak, or the White Oak Credit Facility.

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

During the three months ended September 30, 2018, our working capital decreased by approximately $1.07 million to $11.20 million from $12.27 million at June 30, 2018. As described more fully below, the decrease in working capital at September 30, 2018 is primarily attributable to a decrease in our cash, cash equivalents, and restricted cash resulting from cash used in our operations, a decrease in our allocation of inventory to short-term from long-term, and an increase in accrued expenses and other liabilities. These factors were offset partially by a decrease in accounts payable and increases in accounts receivable and prepaid expenses and other assets.

During the three months ended September 30, 2018, approximately $973,000 of cash was used by our operations. The primary drivers of our use of cash were an increase in inventory of $978,000 to meet expected requirements for the upcoming calendar year-end holiday season; an increase in accounts receivable of $342,000; an increase in prepaid expenses and other assets of $70,000; and a decrease in accounts payable of $78,000. These factors were offset partially by the favorable effect of net income in the amount of $110,000 and an increase in accrued expenses and other liabilities of $135,000. In addition, the net effect of the changes in combined non-cash items totaling $250,000 also favorably impacted net cash used in operating activities during the three months ended September 30, 2018.

Accounts receivable increased principally due to increased sales during the three months ended September 30, 2018 as compared with the same period in the prior year. We did not offer any extended Traditional segment customer payment terms during the three months ended September 30, 2018; however, we may offer these terms from time to time, which may not immediately increase liquidity as a result of current-period sales. We believe our competitors and other vendors in the wholesale jewelry industry have expanded their use of extended payment terms and, in aggregate, we believe that through our use of extended payment terms, we provide a competitive response in our market and that our net sales have been favorably impacted. We are unable to estimate the impact of this program on our net sales, but if we ceased providing extended payment terms in select instances, we believe we would not be competitive for some Traditional segment customers in the marketplace and that our net sales and profits would likely decrease.

We manufactured approximately $3.53 million in loose jewels and $1.29 million in finished jewelry, which includes the cost of the loose jewels and the purchase of precious metals and labor in connection with jewelry production, during the three months ended September 30, 2018. We expect our purchases of precious metals and labor to increase as we increase our finished jewelry business. In addition, the price of gold has increased significantly over the past decade, resulting in higher retail price points for gold jewelry. Because the market price of gold and other precious metals is beyond our control, the upward price trends could continue and have a negative impact on our operating cash flow as we manufacture finished jewelry.

Our inventory principally comprises the following two types of materials: (i) new material that has been produced since September 2015 to the present, which is the raw material for our Forever OneTM and Moissanite by Charles and Colvard® products with colorless and near colorless gemstones, or New Material; and (ii) legacy material that was produced through the period ended August 2015, which is the raw material for our Forever ClassicTM, Forever Brilliant® and lower grade gemstones, or Legacy Material. Of our total inventory as of September 30, 2018, 71% of the total inventory was New Material, while 29% was Legacy Material, as compared to percentages of total inventory of 70% of New Material and 30% of Legacy Material at June 30, 2018. We are actively selling Legacy Material jewelry through our omni-channel strategy in such outlets as third-party online marketplaces, drop-ship retailers, and pure-play retailers. A more detailed description of our inventories is included in Note 5, “Inventories,” in the Notes to Condensed Consolidated Financial Statements.

Historically, our raw material inventories of SiC crystals had been purchased under exclusive supply agreements with a limited number of suppliers. Because the supply agreements restricted the sale of these crystals exclusively to us, the suppliers negotiated minimum purchase commitments with us that, when combined with reduced sales levels during prior periods in which the purchase commitments were in effect, have resulted in levels of inventories that are higher than we might otherwise maintain. As of September 30, 2018, $21.98 million of our inventories were classified as long-term assets. Loose jewel sales and finished jewelry that we manufacture will utilize both the finished goods loose jewels currently on-hand and, as we deplete certain shapes and sizes, our on-hand raw material SiC crystals of $4.55 million and new raw material that we are purchasing pursuant to the Supply Agreement.

On December 12, 2014, we entered into the Supply Agreement with Cree. Under the Supply Agreement, subject to certain terms and conditions, we agreed to exclusively purchase from Cree, and Cree agreed to exclusively supply, 100% of our required SiC materials in quarterly installments that must equal or exceed a set minimum order quantity. The initial term of the Supply Agreement was scheduled to expire on June 24, 2018, unless extended by the parties. Effective June 22, 2018, the Supply Agreement was amended to extend the expiration date to June 25, 2023. The Supply Agreement, as amended, also provides for the exclusive supply of our premium moissanite product, Forever One™ and provides us with one option, subject to certain conditions, to unilaterally extend the term of the Supply Agreement for an additional two-year period following the expiration of the initial term. In addition, the Supply Agreement was amended further to establish a process by which Cree may begin producing alternate SiC material based on our specifications that will give us the flexibility to use the materials in a broader variety of our products, as well as to permit us to purchase certain amounts of SiC materials from third parties under limited conditions. Our total purchase commitment under the Supply Agreement, as amended, until June 2023 is approximately $52.95 million, of which approximately $50.84 remains to be purchased as of September 30, 2018. As of June 30, 2018, we had not yet purchased any SiC materials pursuant to the total purchase commitment under the Supply Agreement, as amended.

During the three months ended September 30, 2018, we purchased approximately $2.11 million of SiC crystals from Cree. Going forward, we expect to use existing cash and cash equivalents and access to other working capital resources, including but not limited to the issuance of equity securities, together with future cash expected to be provided by operating activities and, if necessary, accessing our White Oak Credit Facility, to finance our purchase commitment under the Supply Agreement, as amended.

We made no income tax payments during the three months ended September 30, 2018. As of September 30, 2018, we had approximately $313,000 of remaining federal income tax credits, $289,000 of which expire between 2019 and 2021 and the balance without an expiration, which can be carried forward to offset future income taxes. As of September 30, 2018, we also had a federal tax net operating loss carryforward of approximately $26.28 million expiring between 2020 and 2037, which can be used to offset against future federal taxable income; North Carolina tax net operating loss carryforwards of approximately $20.24 million expiring between 2023 and 2033; and various other state tax net operating loss carryforwards expiring between 2021 and 2034, which can be used to offset against future state taxable income.

On July 13, 2018, we and our wholly-owned subsidiary, charlesandcolvard.com, LLC, collectively, referred to as the Borrowers, obtained the $5.00 million asset-based revolving White Oak Credit Facility. The White Oak Credit Facility may be used for general corporate and working capital purposes, including permitted acquisitions. The White Oak Credit Facility, which matures on July 13, 2021, is guaranteed by Charles & Colvard Direct, LLC, another of our wholly-owned subsidiaries and which is referred to as the Guarantor. Under the terms of the White Oak Credit Facility, the Borrowers must maintain at least $500,000 in excess borrowing availability at all times. The White Oak Credit Facility contains no other financial covenants.

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

Advances may be either revolving or non-revolving. Non-revolving advances are limited to $1.00 million in aggregate principal amount outstanding and must be repaid on each January 15 (which may be effected by conversion to revolving advances, absent an event of default). There are no other mandatory prepayments or line reductions. We may elect to prepay advances in whole or in part at any time without penalty. In addition, the White Oak Credit Facility may be terminated by us at any time, subject to a $100,000 fee in the first year of the term of the White Oak Credit Facility, a $50,000 fee in the second year, and no fee thereafter. In connection with the White Oak Credit Facility, we are incurring a non-refundable origination fee in the amount of $125,000 that is due and payable to White Oak in three installments. The first installment in the amount of $41,667 was paid upon execution of the White Oak Credit Facility on July 13, 2018. The second installment in the amount of $41,667 will be due and payable on July 13, 2019, or the date of termination, whichever is sooner, and the third and final installment in the amount of $41,666 will be due and payable on July 13, 2020, or the date of termination, whichever is sooner.

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

The White Oak Credit Facility is evidenced by a credit agreement, dated as of July 13, 2018, or the Credit Agreement, a security agreement, dated as of July 13, 2018, or the Security Agreement, and customary ancillary documents. The Credit Agreement, Security Agreement, and ancillary documents contain customary covenants, representations, fees, and cash dominion provisions including a financial reporting covenant and limitations on dividends, distributions, debt, liens, loans, investments, mergers, acquisitions, divestitures, and affiliate transactions.

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

As of September 30, 2018, we had not borrowed against the White Oak Credit Facility.

Prior to the execution of the White Oak Credit Facility, we and our wholly owned subsidiaries, Charles & Colvard Direct, LLC, and Moissanite.com, LLC (now charlesandcolvard.com, LLC), collectively referred to as the Wells Fargo Borrowers, had obtained a credit facility from Wells Fargo Bank, National Association, or Wells Fargo, hereinafter referred to as the Wells Fargo Credit Facility. The Wells Fargo Credit Facility was available for general corporate and working capital purposes, including transaction fees and expenses incurred in connection therewith, and the issuance of letters of credit up to a $1.00 million sublimit. The Wells Fargo Credit Facility was effective as of June 24, 2014 and was scheduled to mature on June 25, 2017.

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

Events of default under the Wells Fargo Credit Facility included, without limitation, (i) any impairment of the Export-Import Bank guaranty, unless the guaranteed advances were repaid within two business days, (ii) an event of default under any other indebtedness of the Wells Fargo Borrowers in excess of $200,000, and (iii) a material adverse change in the ability of the Wells Fargo Borrowers to perform their obligations under the Wells Fargo Credit Agreement or in the Wells Fargo Borrowers’ assets, liabilities, businesses or prospects, or other circumstances that Wells Fargo believed would have impaired the prospect of repayment. If an event of default had occurred, Wells Fargo would have been entitled to take enforcement action, including acceleration of any amounts due under the Wells Fargo Credit Agreement and foreclosure upon collateral. The Wells Fargo Credit Agreement contained other customary terms, that included indemnity, expense reimbursement, yield protection, and confidentiality provisions.

We had not borrowed against the Wells Fargo Credit Facility as of June 25, 2018, the date upon which the Wells Fargo Credit Facility matured and was terminated in accordance with its terms.

We believe that our existing cash and cash equivalents, and access to other working capital resources, including but not limited to the issuance of equity securities, together with future cash expected to be provided by operating activities, will be sufficient to meet our working capital and capital expenditure needs over the next 12 months. Our future capital requirements and the adequacy of available funds will depend on many factors, including (i) our rate of sales growth; (ii) the expansion of our sales and marketing activities; (iii) the timing and extent of raw materials and labor purchases in connection with loose jewel production to support our moissanite jewelry business, as well as precious metals and labor purchases in connection with jewelry production to support our finished jewelry business; (iv) the timing of capital expenditures; and (v) the risk factors described in more detail in “Risk Factors” in this report and in Part I, Item 1A of our 2018 Transition Report. We obtained the White Oak Credit Facility to mitigate these risks to our cash and liquidity position. In addition, our growth strategies may include investments in our existing business or making acquisitions of complementary businesses, which could also require us to seek additional equity or debt financing.

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

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. During the three months ended September 30, 2018, we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 1A.	Risk Factors

We discuss in our Transition Report on Form 10-KT for the transition period ended June 30, 2018 various risks that may materially affect our business. There have been no material changes to such risks, except as set forth below.

Our failure to maintain compliance with Nasdaq’s continued listing requirements could result in the delisting of our common stock. Our common stock is currently listed on The Nasdaq Capital Market. In order to maintain this listing, we must satisfy minimum financial and other requirements. On October 12, 2018, we received a notification letter from Nasdaq’s Listing Qualifications Department indicating that we are not in compliance with Nasdaq Listing Rule 5550(a)(2), because the minimum bid price of our common stock on the Nasdaq Capital Market has closed below $1.00 per share for 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days, or until April 10, 2019, to regain compliance with the minimum $1.00 bid price per share requirement. To regain compliance, any time before April 10, 2019, the bid price of our common stock must close at $1.00 per share or more for a minimum of 10 consecutive business days. On April 10, 2019, if our market value of publicly held shares is at least $1 million, we meet the other initial listing criteria for The Nasdaq Capital Market (except for the minimum bid price requirement), and we notify Nasdaq of our intent to cure the deficiency, we may be provided with an additional 180 calendar day compliance period to regain compliance. If we are not eligible for an additional compliance period at that time, Nasdaq will provide us with written notification that our common stock will be subject to delisting. Upon such notice, we may appeal Nasdaq’s delisting determination to a Nasdaq hearing panel.

While we intend to engage in efforts to regain compliance, and thus maintain our listing, there can be no assurance that we will be able to regain compliance during the applicable time periods set forth above. If we fail to continue to meet all applicable Nasdaq listing requirements in the future and Nasdaq determines to delist our common stock, the delisting could substantially decrease trading in our common stock and adversely affect the market liquidity of our common stock; adversely affect our ability to obtain financing on acceptable terms, if at all; and may result in the potential loss of confidence by investors, suppliers, customers, and employees and fewer business development opportunities. Additionally, the market price of our common stock may decline further and shareholders may lose some or all of their investment.

Item 6.	Exhibits

The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description
10.1
Credit Agreement, dated as of July 13, 2018, by and among Charles & Colvard, Ltd., charlesandcolvard.com, LLC, Charles & Colvard Direct, LLC, and White Oak Commercial Finance, LLC (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on July 17, 2018)

10.2
Security Agreement, dated as of July 13, 2018, by and among Charles & Colvard, Ltd., charlesandcolvard.com, LLC, Charles & Colvard Direct, LLC, and White Oak Commercial Finance, LLC (incorporated herein by reference to Exhibit 10.4 to our Transition Report on Form 10-KT for the transition period ended June 30, 2018)

10.3
Intercreditor Agreement, dated as of July 13, 2018, by and among Charles & Colvard, Ltd., charlesandcolvard.com, LLC, Charles & Colvard Direct, LLC, Cree, Inc., and White Oak Commercial Finance, LLC (incorporated herein by reference to Exhibit 10.5 to our Transition Report on Form 10-KT for the transition period ended June 30, 2018)

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

101
The following materials from Charles & Colvard, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARLES & COLVARD, LTD.

	By:	/s/ Suzanne Miglucci
November 1, 2018		Suzanne Miglucci
President and Chief Executive Officer

	By:	/s/ Clint J. Pete
November 1, 2018		Clint J. Pete
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)