Form 10-Q
period 2018-12-31
CHARLES & COLVARD LTD
filed 2019-02-08
CIK 1015155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes     ☒     No     ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes     ☒     No     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     ☐     No     ☒

As of February 1, 2019, there were 21,598,069 shares of the registrant’s common stock, no par value per share, outstanding.

CHARLES & COLVARD, LTD.

FORM 10-Q
For the Quarterly Period Ended December 31, 2018

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2018 (unaudited)	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$2,803,621	$3,393,186
Restricted cash	201,081	-
Accounts receivable, net	2,972,322	1,765,722
Inventory, net	11,318,267	10,979,891
Prepaid expenses and other assets	1,305,119	916,162
Total current assets	18,600,410	17,054,961
Long-term assets:
Inventory, net	21,474,480	20,848,647
Property and equipment, net	1,200,342	1,144,198
Intangible assets, net	89,729	34,833
Other assets	387,165	389,868
Total long-term assets	23,151,716	22,417,546
TOTAL ASSETS	$41,752,126	$39,472,507

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,467,137	$4,170,952
Accrued expenses and other liabilities	1,125,481	618,945
Total current liabilities	5,592,618	4,789,897
Long-term liabilities:
Deferred rent	315,613	393,051
Accrued income taxes	480,660	471,126
Total long-term liabilities	796,273	864,177
Total liabilities	6,388,891	5,654,074
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, no par value; 50,000,000 shares authorized; 21,598,069 and 21,705,173 shares issued and outstanding at December 31, 2018 and June 30, 2018, respectively	54,247,296	54,243,816
Additional paid-in capital	15,203,924	14,962,071
Accumulated deficit	(34,087,985)	(35,387,454)
Total shareholders’ equity	35,363,235	33,818,433
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$41,752,126	$39,472,507

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Net sales	$10,139,461	$8,536,982	$16,734,167	$14,745,790
Costs and expenses:
Cost of goods sold	5,346,207	4,926,314	8,959,956	8,409,917
Sales and marketing	2,346,893	2,028,159	3,988,017	3,785,166
General and administrative	1,250,181	1,077,205	2,474,956	2,214,941
Research and development	1,422	81	1,422	570
Total costs and expenses	8,944,703	8,031,759	15,424,351	14,410,594
Income from operations	1,194,758	505,223	1,309,816	335,196
Other (expense) income:
Interest expense	(352)	(444)	(698)	(449)
Loss on foreign currency exchange	(74)	-	(102)	-
Gain on insurance claim settlement	-	183,217	-	183,217
Other expense	-	-	(13)	-
Total other (expense) income	(426)	182,773	(813)	182,768
Income before income taxes	1,194,332	687,996	1,309,003	517,964
Income tax expense	(4,767)	(4,507)	(9,534)	(9,014)
Net income	$1,189,565	$683,489	$1,299,469	$508,950

Net income per common share:
Basic	$0.06	$0.03	$0.06	$0.02
Diluted	0.05	0.03	0.06	0.02

Weighted average number of shares used in computing net income per common share:
Basic	21,468,569	21,222,228	21,461,773	21,193,793
Diluted	21,681,484	21,731,440	21,623,967	21,536,020

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,299,469	$508,950
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	230,013	207,854
Stock-based compensation	243,082	237,396
Provision for (recovery of) uncollectible accounts	8,056	(1,000)
Provision for sales returns	635,000	67,000
Provision for inventory reserves	52,000	551,000
Provision for accounts receivable discounts	38,788	-
Gain on insurance claim settlement	-	(183,217)
Changes in operating assets and liabilities:
Accounts receivable	(1,888,444)	(1,451,017)
Inventory	(1,016,209)	(2,353,372)
Prepaid expenses and other assets, net	(386,254)	(78,294)
Accounts payable	296,185	601,185
Deferred rent	(77,438)	(69,079)
Accrued income taxes	9,534	9,014
Accrued expenses and other liabilities	506,536	303,741
Net cash used in operating activities	(49,682)	(1,649,839)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(285,377)	(44,757)
Intangible assets	(55,676)	(508)
Net cash used in investing activities	(341,053)	(45,265)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock option exercises	2,251	-
Net cash provided by financing activities	2,251	-

NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(388,484)	(1,695,104)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	3,393,186	6,289,111
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$3,004,702	$4,594,007

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for taxes	$-	$-

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

Basis of Presentation and Principles of Consolidation – The accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, the unaudited statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The Company changed its fiscal year from a fiscal year beginning on January 1 and ending on December 31 of each year to a fiscal year beginning on July 1 and ending on June 30 of the following calendar year, with the fiscal year 2019 (“Fiscal 2019”) beginning on July 1, 2018. The results for the three and six months ended December 31, 2018 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2019.

The condensed consolidated financial statements as of and for the three and six months ended December 31, 2018 and 2017 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of June 30, 2018 is derived from the audited financial statements as of that date. The accompanying statements should be read in conjunction with the audited financial statements and related notes, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Transition Report on Form 10-KT (the “2018 Transition Report”) for the six-month period ended June 30, 2018 (the “transition period ended June 30, 2018”) filed with the SEC on September 7, 2018.

The accompanying condensed consolidated financial statements as of and for the three and six months ended December 31, 2018 and 2017, and as of June 30, 2018, include the accounts of the Company and its wholly owned subsidiaries charlesandcolvard.com, LLC, formed in 2011; Charles & Colvard Direct, LLC, formed in 2011; and Charles & Colvard (HK) Ltd., the Company’s Hong Kong subsidiary, which was re-activated in December 2017. Charles & Colvard Direct, LLC, had no operating activity during the six-month periods ended December 31, 2018 or 2017. Charles & Colvard (HK) Ltd. previously became dormant in the second quarter of 2009 and has had no operating activity since its operations ceased in 2008. All intercompany accounts have been eliminated.

Significant Accounting Policies – In the opinion of the Company’s management, the Company’s significant accounting policies used for the three and six months ended December 31, 2018, are consistent with those used for the transition period ended June 30, 2018. Accordingly, please refer to Note 2 to the Consolidated Financial Statements in the 2018 Transition Report for the Company’s significant accounting policies.

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

Restricted Cash – In accordance with cash management process requirements relating to the Company’s asset-based revolving credit facility from White Oak Commercial Finance, LLC (“White Oak”), there are access and usage restrictions on certain cash deposit balances for periods of up to two business days during which time such deposits are held by White Oak for the benefit of the Company. During the period these cash deposits are held by White Oak, such amounts are classified as restricted cash for reporting purposes on the Company’s condensed consolidated balance sheet. In the event that the Company has an outstanding balance on its revolving credit facility from White Oak, restricted cash balances held by White Oak would be applied to reduce such outstanding amounts.

The Company has full access to its cash balances without restriction following the period of time such cash is held by White Oak. For additional information regarding the Company’s asset-based revolving credit facility, see Note 10, “Line of Credit.”

The reconciliation of cash, cash equivalents, and restricted cash, as presented on the Condensed Consolidated Statements of Cash Flows, consists of the following as of the dates presented:

	December 31, 2018	December 31, 2017
Cash and cash equivalents	$2,803,621	$4,594,007
Restricted cash	201,081	-
Total cash, cash equivalents, and restricted cash	$3,004,702	$4,594,007

Recently Adopted/Issued Accounting Pronouncements – In February 2016, as amended in July 2018 and amended further in December 2018, the Financial Accounting Standards Board (the “FASB”) issued guidance that establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the statement of operations. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company will adopt the guidance as of July 1, 2019, as required. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company continues to analyze this new guidance, but currently expects that upon adoption of the new standard, ROU assets and liabilities will be recognized in the balance sheet in amounts that will be material.

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

The Company allocates certain general and administrative expenses between its Traditional segment and its Online Channels segment primarily based on net sales and number of employees to arrive at segment operating income (loss). Unallocated expenses remain in its Traditional segment.

Summary financial information by reportable segment is as follows:

	Three Months Ended December 31, 2018
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$4,357,713	$839,543	$5,197,256
Loose jewels	1,098,452	3,843,753	4,942,205
Total	$5,456,165	$4,683,296	$10,139,461

Product line cost of goods sold
Finished jewelry	$1,913,201	$558,427	$2,471,628
Loose jewels	433,749	2,036,665	2,470,414
Total	$2,346,950	$2,595,092	$4,942,042

Product line gross profit
Finished jewelry	$2,444,512	$281,116	$2,725,628
Loose jewels	664,703	1,807,088	2,471,791
Total	$3,109,215	$2,088,204	$5,197,419

Operating income	$806,591	$388,167	$1,194,758

Depreciation and amortization	$43,063	$78,734	$121,797

Capital expenditures	$61,600	$59,678	$121,278

	Three Months Ended December 31, 2017
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$3,723,936	$1,003,133	$4,727,069
Loose jewels	885,593	2,924,320	3,809,913
Total	$4,609,529	$3,927,453	$8,536,982

Product line cost of goods sold
Finished jewelry	$1,903,087	$717,245	$2,620,332
Loose jewels	425,113	1,451,869	1,876,982
Total	$2,328,200	$2,169,114	$4,497,314

Product line gross profit
Finished jewelry	$1,820,849	$285,888	$2,106,737
Loose jewels	460,480	1,472,451	1,932,931
Total	$2,281,329	$1,758,339	$4,039,668

Operating income (loss)	$866,784	$(361,561)	$505,223

Depreciation and amortization	$28,895	$74,402	$103,297

Capital expenditures	$1,547	$23,559	$25,106

	Six Months Ended December 31, 2018
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$6,473,653	$1,278,240	$7,751,893
Loose jewels	2,065,612	6,916,662	8,982,274
Total	$8,539,265	$8,194,902	$16,734,167

Product line cost of goods sold
Finished jewelry	$2,746,591	$781,076	$3,527,667
Loose jewels	922,034	3,597,144	4,519,178
Total	$3,668,625	$4,378,220	$8,046,845

Product line gross profit
Finished jewelry	$3,727,062	$497,164	$4,224,226
Loose jewels	1,143,578	3,319,518	4,463,096
Total	$4,870,640	$3,816,682	$8,687,322

Operating income	$890,338	$419,478	$1,309,816

Depreciation and amortization	$71,139	$158,874	$230,013

Capital expenditures	$62,850	$222,527	$285,377

	Six Months Ended December 31, 2017
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$5,107,288	$1,730,117	$6,837,405
Loose jewels	1,576,972	6,331,413	7,908,385
Total	$6,684,260	$8,061,530	$14,745,790

Product line cost of goods sold
Finished jewelry	$2,513,849	$1,096,044	$3,609,893
Loose jewels	792,490	3,329,079	4,121,569
Total	$3,306,339	$4,425,123	$7,731,462

Product line gross profit
Finished jewelry	$2,593,439	$634,073	$3,227,512
Loose jewels	784,482	3,002,334	3,786,816
Total	$3,377,921	$3,636,407	$7,014,328

Operating income (loss)	$586,155	$(250,959)	$335,196

Depreciation and amortization	$59,172	$148,683	$207,855

Capital expenditures	$1,548	$43,209	$44,757

The Company does not allocate any assets to the reportable segments, and, therefore, no asset information is reported to the chief operating decision maker or disclosed in the financial information for each segment.

A reconciliation of the Company’s product line cost of goods sold to cost of goods sold as reported in the condensed consolidated financial statements is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Product line cost of goods sold	$4,942,042	$4,497,314	$8,046,845	$7,731,462
Non-capitalized manufacturing and production control expenses	307,164	330,634	653,768	629,493
Freight out	203,669	143,987	302,789	244,003
Inventory valuation allowances	3,000	554,000	52,000	551,000
Other inventory adjustments	(109,668)	(599,621)	(95,446)	(746,041)
Cost of goods sold	$5,346,207	$4,926,314	$8,959,956	$8,409,917

The Company recognizes sales by geographic area based on the country in which the customer is based. Sales to international end consumers made through our transactional website, charlesandcolvard.com, are included in international sales for financial reporting purposes. During periods prior to the quarter ended December 31, 2018, sales to international end consumers made through charlesandcolvard.com were included in U.S. sales because products were shipped and invoiced to a U.S.-based intermediary party that assumed all international shipping and credit risks. A portion of the Company’s Traditional segment sales made to international wholesale distributors represents products sold internationally that may be re-imported to U.S. retailers. All intangible assets, as well as property and equipment, as of December 31, 2018 and June 30, 2018, are held and located in the United States.

The following presents net sales by geographic area:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Net sales
United States	$8,870,317	$7,969,735	$14,693,186	$13,720,560
International	1,269,144	567,247	2,040,981	1,025,230
Total	$10,139,461	$8,536,982	$16,734,167	$14,745,790

4.	FAIR VALUE MEASUREMENTS

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

Assets that are measured at fair value on a non-recurring basis include property and equipment, leasehold improvements, and intangible assets comprising patents, license rights, and trademarks. These items are recognized at fair value when they are considered to be impaired. For the six months ended December 31, 2018 and 2017, no impairment was recorded.

5.	INVENTORIES

The Company’s total inventories, net of reserves, consisted of the following as of the dates presented:
	December 31, 2018	June 30, 2018
Raw materials	$4,687,528	$5,083,436
Work-in-process	10,758,871	10,659,786
Finished goods	18,098,640	17,483,773
Finished goods on consignment	1,226,296	523,971
Supplies inventory	41,412	45,572
Less: inventory reserves	(2,020,000)	(1,968,000)
Total	$32,792,747	$31,828,538

Short-term portion	$11,318,267	$10,979,891
Long-term portion	21,474,480	20,848,647
Total	$32,792,747	$31,828,538

The Company’s work-in-process inventories include raw SiC crystals on which processing costs, such as labor and sawing, have been incurred; and components, such as metal castings and finished good moissanite jewels, that have been issued to jobs in the manufacture of finished jewelry. The Company’s moissanite jewel manufacturing process involves the production of intermediary shapes, called “preforms,” that vary depending upon the expected size and shape of the finished jewel. To maximize manufacturing efficiencies, preforms may be made in advance of current finished inventory needs but remain in work-in-process inventories. As of December 31, 2018 and June 30, 2018, work-in-process inventories issued to active production jobs approximated $1.92 million and $2.45 million, respectively.

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

The Company’s total inventories, net of reserves, consisted of the following as of the dates presented:

	December 31, 2018	June 30, 2018
Finished jewelry:
Raw materials	$678,090	$595,649
Work-in-process	1,114,425	1,196,268
Finished goods	6,118,482	5,517,951
Finished goods on consignment	1,037,362	476,648
Total finished jewelry	$8,948,359	$7,786,516
Loose jewels:
Raw materials	$4,009,438	$4,487,787
Work-in-process	9,644,446	9,463,518
Finished goods	9,983,158	10,015,822
Finished goods on consignment	165,934	29,323
Total loose jewels	23,802,976	23,996,450
Total supplies inventory	41,412	45,572
Total inventory	$32,792,747	$31,828,538

Total net finished jewelry inventories at December 31, 2018 and June 30, 2018, including inventory on consignment net of reserves and finished jewelry featuring moissanite manufactured by the Company, were $8.95 million and $7.79 million, respectively. Total net loose jewel inventories at December 31, 2018 and June 30, 2018, including inventory on consignment net of reserves, were $23.80 million and $24.00 million, respectively.

As of December 31, 2018 and June 30, 2018, management established an obsolescence reserve of $1.34 million and $1.30 million, respectively. Typically, in the jewelry industry, slow-moving or discontinued lines are sold as closeouts or liquidated in sales channels such as third-party online marketplaces, drop-ship, and other pure-play, exclusively e-commerce outlets. Regularly, management reviews the legacy loose jewel inventory for any lower of cost or net realizable value and obsolescence issues. Accordingly, based on current demand during the three and six months ended December 31, 2018, and ongoing feedback from distribution customers on the value of some of these goods, management identified some of the remaining inventory of these lower quality goods that could not be sold at its current carrying value. Accordingly, management’s analysis revealed that while some of these items were sold during the three and six months ended December 31, 2018, the remaining items in the Company’s legacy inventory required an increase in the lower of cost or net realizable value reserve to approximately $1.33 million as of December 31, 2018 from $1.29 million as of June 30, 2018. As of December 31, 2018 and June 30, 2018, management identified certain finished jewelry that was obsolete due to damage and other factors that indicate the finished jewelry is unsaleable, and established an obsolescence reserve of $5,000 and $7,000, respectively, for the carrying costs in excess of any estimated scrap values. Management reviews the finished jewelry inventory on an ongoing basis for any lower of cost or net realizable value and obsolescence issues.

As of December 31, 2018 and June 30, 2018 management established a rework reserve for recut and repairs of $482,000 and $534,000, respectively. Loose jewel inventories at December 31, 2018 and June 30, 2018 included recut reserves of $482,000 and $418,000, respectively. The finished jewelry inventories at December 31, 2018 and June 30, 2018 include a repairs reserve of $0 and $116,000, respectively.

As of December 31, 2018 and June 30, 2018 management established a shrinkage reserve of $199,000 and $136,000, respectively. The loose jewel inventories at December 31, 2018 and June 30, 2018 include shrinkage reserves of $48,000 and $48,000, respectively. The finished jewelry inventories at December 31, 2018 and June 30, 2018 include shrinkage reserves of $151,000 and $88,000, respectively.

Periodically, the Company ships finished goods inventory to certain Traditional segment customers on consignment terms. Under these terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. Included in the total shrinkage reserve is the shrinkage reserve for finished goods on consignment of $23,000 and $18,000 as of December 31, 2018 and June 30, 2018, respectively, to allow for certain loose jewels and finished jewelry on consignment with certain Traditional segment customers that may not be returned or may be returned in a condition that does not meet the Company’s current grading or quality standards. The loose jewel inventories on consignment at December 31, 2018 and June 30, 2018 include shrinkage reserves of $9,000 and $11,000, respectively. The finished jewelry inventories on consignment at December 31, 2018 and June 30, 2018 include shrinkage reserves of $14,000 and $7,000, respectively.

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

The Company estimates anticipated product returns in the form of a refund liability based on historical return percentages and current period sales levels. The Company also accrues a related returns asset for goods expected to be returned in salable condition, less any expected costs to recover such goods, including return shipping costs that the Company may incur. As of December 31, 2018 and June 30, 2018, the Company’s refund liabilities balances were $1.28 million and $648,000, respectively, and are included within accounts receivable, net, in the accompanying condensed consolidated balance sheets. As of December 31, 2018 and June 30, 2018, the Company’s returns asset balances were $472,000 and $250,000, respectively, and are included within prepaid expenses and other assets in the accompanying condensed consolidated balance sheets. Prior to the adoption of the new revenue recognition accounting standard, the Company reported the net effect of its estimated returns asset as an adjustment to its inventory balances.

7.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities, current, consist of the following as of the dates presented:

	December 31, 2018	June 30, 2018
Accrued compensation and related benefits	$669,875	$359,077
Deferred rent	147,913	139,558
Accrued cooperative advertising	115,796	60,784
Accrued sales and use tax	142,338	17,149
Other	49,559	42,377
Total accrued expenses and other liabilities	$1,125,481	$618,945

8.	INCOME TAXES

The Company recognized an income tax net expense of approximately $5,000 for estimated taxes, penalties, and interest associated with uncertain tax positions for each of the three months ended December 31, 2018 and 2017, and approximately $10,000 and $9,000, respectively, for the six months ended December 31, 2018 and 2017.

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. Beginning in 2014, the Company’s management determined that negative evidence outweighed the positive and established a full valuation allowance against its deferred tax assets, which the Company continued to maintain as of December 31, 2018 and June 30, 2018.

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

The Company’s total purchase commitment under the Supply Agreement until June 2023 is approximately $52.95 million, of which approximately $48.46 remains to be purchased as of December 31, 2018. Over the life of the Supply Agreement, as amended, the Company’s future minimum annual purchase commitments of SiC crystals range from approximately $9 million to $12 million each year.

During the six months ended December 31, 2018, the Company purchased approximately $4.43 million of SiC crystals from Cree pursuant to the terms of the Supply Agreement, as amended. During the six months ended December 31, 2017, the Company purchased approximately $4.97 million of SiC crystals from Cree. The Company’s purchases in 2017 were pursuant to the terms and conditions of the Supply Agreement prior to the effective date of its amendment as of June 22, 2018.

10.	LINE OF CREDIT

On July 13, 2018, the Company and its wholly-owned subsidiary, charlesandcolvard.com, LLC (collectively, the “Borrowers”), obtained a $5.00 million asset-based revolving credit facility (the “White Oak Credit Facility”) from White Oak. The White Oak Credit Facility may be used for general corporate and working capital purposes, including permitted acquisitions. The White Oak Credit Facility, which matures on July 13, 2021, is guaranteed by Charles & Colvard Direct, LLC, a wholly-owned subsidiary of the Company. Under the terms of the White Oak Credit Facility, the Borrowers must maintain at least $500,000 in excess availability at all times. The White Oak Credit Facility contains no other financial covenants.

Advances under the White Oak Credit Facility may be either revolving or non-revolving. During the first year of the term of the White Oak Credit Facility, revolving advances will accrue interest at a rate equal to one-month LIBOR (reset monthly, and subject to a 1.25% floor) plus 3.75%, and non-revolving advances will accrue interest at such LIBOR rate plus 4.75%. Thereafter, the interest margins will reduce upon the Company’s achievement of a specified fixed charge coverage ratio. However, advances are in all cases subject to a minimum interest rate of 5.50%. Interest is calculated on an actual/360 basis and payable monthly in arrears. Principal outstanding during an event of default accrues interest at a rate 2% in excess of the rate otherwise applicable.

As of December 31, 2018, the Company had not borrowed against the White Oak Credit Facility.

Prior to obtaining the White Oak Credit Facility, the Company and its wholly owned subsidiaries, Charles & Colvard Direct, LLC and Moissanite.com, LLC (now charlesandcolvard.com, LLC), had a $10.00 million asset-based revolving credit facility from Wells Fargo Bank, National Association. This asset-based revolving credit facility (the “Wells Fargo Credit Facility”) was available for general corporate and working capital purposes, including transaction fees and expenses incurred in connection therewith, and the issuance of letters of credit up to a $1.00 million sublimit. The effective date of the Wells Fargo Credit Facility was June 25, 2014, and it was scheduled to mature on June 25, 2017. Effective June 22, 2017, the Wells Fargo Credit Facility was amended to extend the maturity date to June 25, 2018, the date upon which it matured in accordance with its terms.

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

11.	STOCK-BASED COMPENSATION

The following table summarizes the components of the Company’s stock-based compensation included in net income for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Employee stock options	$56,575	$86,565	$114,747	$180,196
Restricted stock awards	115,331	31,728	128,335	57,200
Totals	$171,906	$118,293	$243,082	$237,396

No stock-based compensation was capitalized as a cost of inventory during the three and six months ended December 31, 2018 and 2017.

Stock Options

The following is a summary of the stock option activity for the six months ended December 31, 2018:

	Shares	Weighted Average Exercise Price
Outstanding, June 30, 2018	2,388,169	$1.46
Granted	275,025	$1.00
Exercised	(2,500)	$0.90
Forfeited	(12,500)	$1.05
Expired	(64,256)	$1.73
Outstanding, December 31, 2018	2,583,938	$1.41

The weighted average grant date fair value of stock options granted during the six months ended December 31, 2018 was $0.57. The total fair value of stock options that vested during the six months ended December 31, 2018 was approximately $100,000. The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions for stock options granted during the six months ended December 31, 2018:

Dividend yield	0.0%
Expected volatility	61.2%
Risk-free interest rate	3.11%
Expected lives (years)	5.5

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

The following table summarizes information about stock options outstanding at December 31, 2018:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Balance as of 12/31/2018	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 12/31/2018	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 12/31/2018	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
2,583,938	7.36	$1.41	1,996,413	6.84	$1.51	2,483,469	7.30	$1.42

As of December 31, 2018, the unrecognized stock-based compensation expense related to unvested stock options was approximately $297,000, which is expected to be recognized over a weighted average period of approximately 19 months.

The aggregate intrinsic value of stock options outstanding, exercisable, and vested or expected to vest at December 31, 2018 was approximately $6,000. This amount is before applicable income taxes and represents the closing market price of the Company’s common stock at December 31, 2018 less the grant price, multiplied by the number of stock options that had a grant price that is less than the closing market price. This amount represents the amount that would have been received by the optionees had these stock options been exercised on that date. During the six months ended December 31, 2018, the aggregate intrinsic value of stock options exercised was approximately $300. No stock options were exercised during the three months ended December 31, 2018 and three and six months ended December 31, 2017.

Restricted Stock

The following is a summary of the restricted stock activity for the six months ended December 31, 2018:

	Shares	Weighted Average Grant Date Fair Value
Unvested, June 30, 2018	264,000	$1.25
Vested	(24,896)	$1.31
Canceled	(109,604)	$1.31
Unvested, December 31, 2018	129,500	$1.18

No restricted stock shares were granted during the six months ended December 31, 2018. As of December 31, 2018, the estimated unrecognized stock-based compensation expense related to unvested restricted shares subject to achievement of performance goals was approximately $32,000, all of which is expected to be recognized over a weighted average period of approximately one month.

Dividends

The Company has not paid any cash dividends in the current fiscal year through December 31, 2018.

12.	NET INCOME PER COMMON SHARE

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

The following table reconciles the differences between the basic and diluted net income per share presentations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Numerator:
Net income	$1,189,565	$683,489	$1,299,469	$508,950

Denominator:
Weighted average common shares outstanding:
Basic	21,468,569	21,222,228	21,461,773	21,193,793
Effect of dilutive securities	212,915	509,212	162,194	342,227
Diluted	21,681,484	21,731,440	21,623,967	21,536,020

Net income per common share:
Basic	$0.06	$0.03	$0.06	$0.02
Diluted	$0.05	$0.03	$0.06	$0.02

For the three and six months ended December 31, 2018 stock options to purchase approximately 2.44 million and 2.45 million shares, respectively, and for the three and six months ended December 31, 2017 stock options to purchase approximately 2.03 million and 2.19 million shares, respectively, were excluded from the computation of diluted net income per common share because the exercise price of the stock options was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to net income per common share. For each of the three- and six-month periods ended December 31, 2018 and 2017, no restricted shares that were issued but not yet vested were excluded from the computation of diluted net income per common share.

13.	MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and restricted cash and trade accounts receivable. At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurable limits of $250,000 per depositor at each financial institution. The Company has never experienced any losses related to these balances. Non-interest-bearing amounts on deposit in excess of FDIC insurable limits at December 31, 2018 approximated $2.47 million.

Trade receivables potentially subject the Company to credit risk. Payment terms on trade receivables for the Company’s Traditional segment customers are generally between 30 and 120 days, though it may offer extended terms with specific customers and on significant orders from time to time. The Company believes its competitors and other vendors in the wholesale jewelry industry have also expanded their use of extended payment terms and, in aggregate, the Company believes that by expanding its use of extended payment terms, it has provided a competitive response in its market and that its net sales have been favorably impacted. The Company is unable to estimate the impact of this program on its net sales, but if it ceased providing extended payment terms in select instances, the Company believes it would not be competitive for some Traditional segment customers in the marketplace and that its net sales and profits would likely decrease. The Company extends credit to its customers based upon a number of factors, including an evaluation of the customer’s financial condition and credit history that is verified through trade association reference services, the customer’s payment history with the Company, the customer’s reputation in the trade, and/or an evaluation of the Company’s opportunity to introduce its moissanite jewels or finished jewelry featuring moissanite to new or expanded markets. Collateral is not generally required from customers. The need for an allowance for doubtful accounts is determined based upon factors surrounding the credit risk of specific customers, historical trends, and other information. During the three and six months ended December 31, 2018 and 2017, the Company has not experienced significant accounts receivable write-offs related to revenue arrangements with extended payment terms.

At times, a portion of the Company’s accounts receivable will be due from customers that have individual balances of 10% or more of the Company’s total gross accounts receivable. The following is a summary of customers that represent 10% or more of total gross accounts receivable as of the dates presented:

	December 31, 2018	June 30, 2018
Customer A	23%	10%
Customer B	13%	23%

A significant portion of sales is derived from certain customer relationships. The following is a summary of customers that represent greater than or equal to 10% of total net sales for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Customer A	13%	10%	11%	11%
Customer B	15%	13%	14%	17%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In the six months ended December 31, 2018, we added several new online retail outlets in support of the continued momentum in our Online Channels segment. To target the international market opportunity, we added new European channels including Amazon sites in Spain, Italy, France and Germany. We began doing business in continental Australia – expanding our footprint to other marketplaces including Amazon.com.au, eBay.com.au, and Catch.com.au. We implemented a new CBT technology to support the expanding non-U.S. customer base that is shopping on our charlesandcolvard.com website. With this new product distribution solution, our international customers have a personalized, on-site experience including access to a seamless buying process and options for payment methods in local currency. In addition, we announced a new strategic partnership with Macy’s, Inc., which we are serving initially through the macys.com consumer website. Our own e-commerce website, charlesandcolvard.com, delivered a 62% revenue increase over the year-ago period. These channels contributed to sales in our Online Channels segment which, in addition to drop-ship and pure-play e-commerce customers, combined to deliver 28% growth in our Online Channels segment over the prior year period.

During the six months ended December 31, 2018, we saw a 2% increase in net sales in our Traditional segment compared to the same period last year. Our international distributors continue to experience growth as do our brick-and-mortar channel partners, which had significant seasonal sales performance during the calendar year-end 2018 holidays. In addition, we are seeing improved stability and sell-through with our domestic distributors during the six months ended December 31, 2018 compared to the same period in the prior year.

Continued demand from both consumers and channel partners drove significant Forever OneTM sales, which represented 88% of net sales in the six months ended December 31, 2018. Finished jewelry sales were up 13% over the prior year period, further validating engagement of the consumer through our Online Channels segment and our brick-and-mortar sales channels. We also reduced our legacy inventory by approximately $1.08 million during the six months ended December 31, 2018, as we sold loose legacy gemstones and finished jewelry that features legacy gemstones. We closed the quarter ended December 31, 2018 with approximately $3.00 million in cash, cash equivalents and restricted cash. We believe that with our current line of credit with White Oak Commercial Finance, LLC, or White Oak, we are positioned with sufficient financial capacity and resources to pursue growth opportunities, invest in the business, and implement other shareholder value-enhancing initiatives.

Our total consolidated net sales for the six months ended December 31, 2018 of $16.73 million were 13% greater than total consolidated net sales during the six months ended December 31, 2017. The increase in consolidated net sales for the six months ended December 31, 2018 was due primarily to the strong calendar year-end 2018 holiday sales coupled with increased demand for our Forever OneTM gemstones over the comparable period in 2017, reflecting higher finished jewelry net sales. Online Channels segment net sales for the six months ended December 31, 2018 of $8.54 million were 28% higher than Online Channels segment net sales during the six months ended December 31, 2017. Expanded jewelry selections resulted in higher finished jewelry sales and ongoing increased demand for our Forever OneTM gemstones during the six months ended December 31, 2018 as evidenced through our increased presence on e-commerce outlets including marketplaces and through charlesandcolvard.com within our Online Channels segment. Traditional segment net sales for the six months ended December 31, 2018 of $8.19 million were 2% higher than Traditional segment net sales during the six months ended December 31, 2017, principally driven by higher finished jewelry sales from our brick-and-mortar customers during the six months ended December 31, 2018 as a result of our planned expansion within this sector. This increase was offset somewhat by a decrease in the domestic distribution channel that primarily distributes loose gems to the retail sector, which has been experiencing a slowing in retail sales.

Finished jewelry net sales for the six months ended December 31, 2018 comprised 46% of our total consolidated net sales and increased 13% to $7.75 million, compared with $6.84 million in the same period of 2017, primarily due to strong finished jewelry product sales in our Online Channels segment and in the brick-and-mortar sector in our Traditional segment. Loose jewel sales comprised 54% of our total consolidated net sales for the six months ended December 31, 2018 and increased 14% to $8.98 million, compared with $7.91 million in the same period of 2017, primarily due to higher domestic and international distributor and jewelry manufacturer demand.

Operating expenses were $6.46 million for the six months ended December 31, 2018, compared with $6.00 million in the same period of 2017. Sales and marketing expenses increased $203,000, or 5%, to $3.99 million, primarily as a result of an increase in advertising and digital marketing expenses principally from increased Internet marketing expenses, higher outside agency fees, and increases in cooperative advertising. These increases were partially offset by decreased compensation-related expenses and lower travel-related expenses. General and administrative expenses increased $260,000, or 12%, to $2.48 million primarily as a result of increases in professional services principally related to the timing of annual audit fees in connection with the change in our fiscal year-end, increased business taxes and licenses, and increased compensation expenses, offset in part by decreases in travel-related expenses and equipment-related rental expense.

We had net income of approximately $1.30 million, or $0.06 net income per diluted share, for the six months ended December 31, 2018, compared to a net income of approximately $509,000, or $0.02 net income per diluted share, in the same period of 2017. The period-over-period favorable change in financial results reflects the ongoing effects of an improved gross margin due to increased sales of direct-to-consumer finished jewelry products in our Online Channels segment as well as increased sales of Forever One™ products in our Traditional segment. The net income for the six months ended December 31, 2018 also reflects improved operating margins, which is evidence of our ongoing efforts to control costs and invest wisely to meet our long-term goal of striving toward profitability.

The execution of our strategy to grow our company, with the ultimate goal of increasing consumer awareness and clearly communicating the value proposition of moissanite directly to consumers, is challenging and not without risk. As such, there can be no assurance that future results for each reporting period will meet or exceed past results in sales, operating cash flow, and/or net income due to the challenging business environment in which we operate and our investment in various initiatives to support our growth strategies. However, as we execute our growth strategy and messaging initiatives, we remain committed to our current priorities of generating positive cash flow and strengthening our financial position while both monetizing our existing inventory and manufacturing our created moissanite loose jewels and finished jewelry featuring moissanite to meet sales demand. We believe the results of these efforts will propel our revenue growth and profitability and further enhance shareholder value in coming years, but we fully recognize the business and economic challenges that we face.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which we prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities. “Critical accounting policies and estimates” are defined as those most important to the financial statement presentation and that require the most difficult, subjective, or complex judgments. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Under different assumptions and/or conditions, actual results of operations may materially differ. We have disclosed our critical accounting policies and estimates in our 2018 Transition Report, and that disclosure should be read in conjunction with this Quarterly Report on Form 10-Q. Except as set forth below, there have been no significant changes in our critical accounting policies and estimates during the first six months of Fiscal 2019.

Restricted Cash – See Note 2, “Basis of Presentation and Significant Accounting Policies”, in the Notes to Condensed Consolidated Financial Statements for disclosure regarding our accounting policy for restricted cash.

Results of Operations

The following table sets forth certain consolidated statements of operations data for the three and six months ended December 31, 2018 and 2017:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Net sales	$10,139,461	$8,536,982	$16,734,167	$14,745,790
Costs and expenses:
Cost of goods sold	5,346,207	4,926,314	8,959,956	8,409,917
Sales and marketing	2,346,893	2,028,159	3,988,017	3,785,166
General and administrative	1,250,181	1,077,205	2,474,956	2,214,941
Research and development	1,422	81	1,422	570
Total costs and expenses	8,944,703	8,031,759	15,424,351	14,410,594
Income from operations	1,194,758	505,223	1,309,816	335,196
Other (expense) income:
Interest expense	(352)	(444)	(698)	(449)
Loss on foreign currency exchange	(74)	-	(102)	-
Gain on insurance claim settlement	-	183,217	-	183,217
Other expense	-	-	(13)	-
Total other (expense) income	(426)	182,773	(813)	182,768
Income before income taxes	1,194,332	687,996	1,309,003	517,964
Income tax expense	(4,767)	(4,507)	(9,534)	(9,014)
Net income	$1,189,565	$683,489	$1,299,469	$508,950

Consolidated Net Sales

Consolidated net sales for the three and six months ended December 31, 2018 and 2017 comprise the following:

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent
Finished jewelry	$5,197,256	$4,727,069	$470,187	10%	$7,751,893	$6,837,405	$914,488	13%
Loose jewels	4,942,205	3,809,913	1,132,292	30%	8,982,274	7,908,385	1,073,889	14%
Total consolidated net sales	$10,139,461	$8,536,982	$1,602,479	19%	$16,734,167	$14,745,790	$1,988,377	13%

Consolidated net sales were $10.14 million for the three months ended December 31, 2018 compared to $8.54 million for the three months ended December 31, 2017, an increase of $1.60 million, or 19%.  Consolidated net sales were $16.73 million for the six months ended December 31, 2018 compared to $14.75 million for the six months ended December 31, 2017, an increase of $1.99 million, or 13%. The increase in consolidated net sales for the three and six months ended December 31, 2018 was due primarily to strong calendar year-end holiday sales and increased consumer awareness and demand for our moissanite gemstones and jewelry resulting in strong finished jewelry product net sales and higher loose jewel net sales during the three and six months ended December 31, 2018 in both our Online Channels segment and Traditional segment. The increases in our Online Channels segment and Traditional segment net sales in the three and six months ended December 31, 2018 was partially offset by lower finished jewelry product sales in our Traditional segment.

Sales of finished jewelry represented 51% and 46% of total consolidated net sales for the three and six months ended December 31, 2018, respectively, compared to 55% and 46%, respectively, of total consolidated net sales for the corresponding periods of the prior year. For the three months ended December 31, 2018, finished jewelry sales were $5.20 million compared to $4.73 million for the corresponding period of the prior year, an increase of approximately $470,000, or 10%.  For the six months ended December 31, 2018, finished jewelry sales were $7.75 million compared to $6.84 million for the corresponding period of the prior year, an increase of approximately $914,000, or 13%. The increase in finished jewelry sales for the three- and six-month periods ended December 31, 2018 was due primarily to higher finished jewelry retail sales in our Online Channels segment and in the brick-and-mortar sector in our Traditional segment.

Sales of loose jewels represented 49% and 54% of total consolidated net sales for the three and six months ended December 31, 2018, respectively, compared to 45% and 54%, respectively, of total consolidated net sales for the corresponding periods of the prior year. For the three months ended December 31, 2018, loose jewel sales were $4.94 million compared to $3.81 million for the corresponding period of the prior year, an increase of $1.13 million, or 30%. For the six months ended December 31, 2018, loose jewel sales were $8.98 million compared to $7.91 million for the corresponding period of the prior year, an increase of $1.07 million, or 14%. The increase for the six months ended December 31, 2018 was primarily due to higher loose jewel net sales in both our Online Channels segment and Traditional segment.

U.S. net sales accounted for approximately 87% and 88% of total consolidated net sales for the three and six months ended December 31, 2018, respectively, compared to 93% of total consolidated net sales for both corresponding periods of the prior year. U.S. net sales increased to $8.87 million, or 11%, during the three months ended December 31, 2018 from the corresponding period of the prior year primarily as a result of increased demand in the U.S. distributor market and increased sales from both our distributor market and online channels. U.S. net sales increased to $14.69 million, or 7%, during the six months ended December 31, 2018 from the corresponding period of the prior year primarily as a result of increased sales to U.S. customers in our Online Channels segment.

Our largest U.S. customer during the three months ended December 31, 2018 and 2017 accounted for 15% and 13%, respectively, of total consolidated sales during each respective period. This same customer accounted for 14% and 17%, respectively, of total consolidated sales during the six months ended December 31, 2018 and 2017 and was our largest U.S. customer during both periods. Our second largest U.S. customer during the three months ended December 31, 2018 and 2017 accounted for 13% and 10% of total consolidated sales during each respective period. This same customer was also our second largest U.S. customer during the six months ended December 31, 2018 and 2017 and accounted for 11% of our total consolidated sales during both periods. We expect that we will remain dependent on our ability, and that of our largest customers, to maintain and enhance retail programs. A change in or loss of any of these customer or retailer relationships could have a material adverse effect on our results of operations.

International net sales accounted for approximately 13% and 12% of total consolidated net sales for the three and six months ended December 31, 2018, respectively, compared to 7% of total consolidated net sales for both corresponding periods of the prior year. International net sales increased 124% and 99% during the three and six months ended December 31, 2018, respectively, from the corresponding periods of the prior year principally as a result of growth in distributors we serve in the China and Hong Kong markets as demand for loose jewels in these markets was up substantially compared to the corresponding periods of the prior year. We continue to evaluate these and other potential distributors in international markets to determine the best long-term partners. As a result, and in light of ongoing international trade challenges, our sales in these markets may continue to fluctuate significantly each reporting period.

We did not have an international customer account for 10% or more of total consolidated sales during the three and six months ended December 31, 2018 or 2017. A portion of our international consolidated sales represents jewels sold internationally that may be re-imported to U.S. retailers. Our top three international distributors by sales volume during the three and six months ended December 31, 2018 were located in Hong Kong, Hong Kong and the United Kingdom and Hong Kong, Hong Kong and Canada, respectively.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the three and six months ended December 31, 2018 and 2017 are as follows:

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent
Product line cost of goods sold:
Finished jewelry	$2,471,628	$2,620,332	$(148,704)	-6%	$3,527,667	$3,609,893	$(82,226)	-2%
Loose jewels	2,470,414	1,876,982	593,432	32%	4,519,178	4,121,569	397,609	10%
Total product line cost of goods sold	4,942,042	4,497,314	444,728	10%	8,046,845	7,731,462	315,383	4%
Non-product line cost of goods sold	404,165	429,000	(24,835)	-6%	913,111	678,455	234,656	35%
Total cost of goods sold	$5,346,207	$4,926,314	$419,893	9%	$8,959,956	$8,409,917	$550,039	7%

Total cost of goods sold was $5.35 million for the three months ended December 31, 2018 compared to $4.93 million for the three months ended December 31, 2017, a net increase of approximately $420,000, or 9%. Total cost of goods sold was $8.96 million for the six months ended December 31, 2018 compared to $8.41 million for the six months ended December 31, 2017, an increase of approximately $550,000, or 7%. Product line cost of goods sold is defined as product cost of goods sold in each of our Online Channels segment and Traditional segment excluding non-capitalized expenses from our manufacturing and production control departments, comprising personnel costs, depreciation, rent, utilities, and corporate overhead allocations; freight out; inventory valuation allowance adjustments; and other inventory adjustments, comprising costs of quality issues, damaged goods, and inventory write-downs.

The increase in cost of goods sold for the three months ended December 31, 2018 compared to the same period in 2017 was primarily driven by the increased overall sales volume in both our Online Channels segment and Traditional segment as a result of strong sales during the year-end 2018 holiday season. The net decrease in non-product line cost of goods sold comprises a favorable $551,000 change in inventory valuation allowances primarily related to an increase in obsolescence reserves in the three months ended December 31, 2017; and an approximate $23,000 decrease in non-capitalized manufacturing and production control expenses. These decreases were offset in part by an approximately $490,000 unfavorable change in other inventory adjustments related to favorable production standard cost variances during the three months ended December 31, 2017 that were not repeated in the current year period and an approximate $60,000 increase in freight out during the three months ended December 31, 2018 as a result of higher shipment levels during the period.

The increase in cost of goods sold for the six months ended December 31, 2018 compared to the same period in 2017 was also primarily driven by the increased overall sales volume in both our Online Channels segment and Traditional segment as a result of strong sales during the year-end 2018 holiday season. The net increase in non-product line cost of goods sold comprises an approximately $651,000 unfavorable change in other inventory adjustments related to favorable production standard cost variances during the six months ended December 31, 2017 that were not repeated in the current year period; an approximate $59,000 increase in freight out during the six months ended December 31, 2018 resulting from higher shipment levels during the period; and an approximate $24,000 increase in non-capitalized manufacturing and production control expenses principally due to the timing when work-in-process is received into inventory and overhead costs are allocated. These increases were offset partially by a favorable $499,000 change in inventory valuation allowances primarily related to an increase in obsolescence reserves in the six months ended December 31, 2017.

For further discussion of non-product line cost of goods sold for the periods presented, see Note 3, “Segment Information and Geographic Data,” in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Sales and Marketing

Sales and marketing expenses for the three and six months ended December 31, 2018 and 2017 are as follows:

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent
Sales and marketing	$2,346,893	$2,028,159	$318,734	16%	$3,988,017	$3,785,166	$202,851	5%

Sales and marketing expenses were $2.35 million for the three months ended December 31, 2018 compared to $2.03 million for the three months ended December 31, 2017, an increase of approximately $319,000, or 16%. Sales and marketing expenses were $3.99 million for the six months ended December 31, 2018 compared to $3.79 million for the six months ended December 31, 2017, an increase of approximately $203,000, or 5%.

The increase in sales and marketing expenses for the three months ended December 31, 2018 compared to the same period in 2017 was primarily due to a $308,000 increase in advertising and digital marketing expenses; a $110,000 increase in professional services fees; a $43,000 increase in software-related costs principally in connection with maintenance agreements as well as other software-related agreements; a $28,000 increase in general office-related expenses; and a $2,000 net increase in all other sales and marketing expenses. These increases were partially offset by a $135,000 decrease in compensation-related expenses and a $37,000 decrease in travel expenses.

The increase in advertising and digital marketing expenses for the three months ended December 31, 2018 compared to the same period in 2017 was primarily due to a $238,000 increase in Internet marketing; a $114,000 increase in cooperative advertising; and a $56,000 increase in outside agency fees. These increases were partially offset by an $80,000 decrease in promotional expenses, primarily related to video production costs by bringing these capabilities in-house, and a $20,000 decrease in print media expenses.

Compensation expenses for the three months ended December 31, 2018 compared to the same period in 2017 decreased primarily as a result of a $178,000 decrease in salaries, commissions, and related employee benefits in the aggregate. This decrease was partially offset by a $37,000 increase in bonus expense and a $6,000 increase in employee stock-based compensation expense.

The increase in sales and marketing expenses for the six months ended December 31, 2018 compared to the same period in 2017 was primarily due to a $330,000 increase in advertising and digital marketing expenses; a $78,000 increase in general office-related expenses, which are principally related to (i) costs associated with a customer leadership summit, and (ii) higher credit card transaction fees; a $12,000 increase in depreciation and amortization expense; an $8,000 increase in software-related costs principally in connection with maintenance agreements as well as other software-related agreements; and a $7,000 increase in professional services fees. These increases were partially offset by a $144,000 decrease in compensation-related expense; a $51,000 decrease in travel expenses; and a $37,000 decrease in employment agency recruiting fees.

The increase in advertising and digital marketing expenses for the six months ended December 31, 2018 compared to the same period in 2017 comprises a $229,000 increase in Internet marketing; a $122,000 increase in outside agency fees; and a $91,000 increase in cooperative advertising. These increases were partially offset by an $82,000 decrease in promotional expenses, primarily related to video production costs by bringing these capabilities in-house and a $30,000 decrease in print media expenses.

Compensation expenses for the six months ended December 31, 2018 compared to the same period in 2017 decreased primarily as a result of a $246,000 decrease in salaries, commissions, and related employee benefits in the aggregate and an $8,000 decrease in relocation expense. These decreases were partially offset by a $96,000 increase in bonus expense; a $13,000 increase in employee stock-based compensation expense; and a $1,000 increase in severance expense.

General and Administrative

General and administrative expenses for the three and six months ended December 31, 2018 and 2017 are as follows:

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent
General and administrative	$1,250,181	$1,077,205	$172,976	16%	$2,474,956	$2,214,941	$260,015	12%

General and administrative expenses were $1.25 million for the three months ended December 31, 2018 compared to $1.08 million for the three months ended December 31, 2017, an increase of approximately $173,000, or 16%. General and administrative expenses were $2.47 million for the six months ended December 31, 2018 compared to $2.21 million for the six months ended December 31, 2017, an increase of approximately $260,000, or 12%.

The increase in general and administrative expenses for the three months ended December 31, 2018 compared to the same period in 2017 was primarily due to a $76,000 increase in bad debt expense associated with our allowance for doubtful accounts reserve policy and reflecting our current increased sales level; a $75,000 increase in professional services fees; a $34,000 increase in business taxes and licenses; a $28,000 increase in insurance expenses; a $2,000 increase in depreciation and amortization expense; and a $3,000 net increase in all other general and administrative expenses. These increases were partially offset by a $20,000 decrease in travel expenses associated with our cost control efforts; a $17,000 decrease in compensation expenses; and an $8,000 decrease in equipment rental expense.

Professional services fees increased for the three months ended December 31, 2018 compared to the same period in 2017 primarily due to a $58,000 increase in accounting services related to the timing of our annual audit due to the change in our fiscal year-end and an increase of $31,000 in consulting and other professional services primarily related to an accounting and financial reporting related project. These increases were partially offset by a decrease of $7,000 in legal fees; and a $7,000 decrease in investor and public relations expenses.

Compensation expenses decreased for the three months ended December 31, 2018 compared to the same period in 2017 primarily due to a $58,000 decrease in bonus expense and a $38,000 decrease in employee severance expenses related to personnel changes. These decreases were offset in part by a $46,000 increase in employee stock-based compensation expense and a $33,000 increase in salaries and related employee benefits in the aggregate.

The increase in general and administrative expenses for the six months ended December 31, 2018 compared to the same period in 2017 was primarily due to a $126,000 increase in professional services fees; a $41,000 increase in business taxes and licenses; a $33,000 increase in compensation expenses; a $23,000 increase in insurance expenses; a $21,000 increase in expenses related to the timing of our annual meeting and shareholder communications due to the change in our fiscal year-end; a $9,000 increase in bad debt expense associated with our allowance for doubtful accounts reserve policy; a $9,000 increase in employee health and welfare benefit related expenses; a $9,000 increase in bank fees; a $5,000 increase in software-related costs principally in connection with maintenance agreements; a $5,000 increase in depreciation and amortization expense; a $4,000 increase in general office-related expenses; a $3,000 increase in board retainer fees; and an $8,000 net increase in all other general and administrative expenses. These increases were partially offset by a $26,000 decrease in travel expenses and a $10,000 decrease in equipment-related rental expense.

Professional services fees increased for the six months ended December 31, 2018 compared to the same period in 2017 primarily due to a $139,000 increase in accounting services related to the timing of our annual audit due to the change in our fiscal year-end and an increase of $28,000 in consulting and other professional services primarily related to an accounting and financial reporting related project. These increases were partially offset by a $36,000 decrease in legal fees as a result of hiring a full-time in-house counsel and a $5,000 decrease in investor and public relations expenses.

Compensation expenses increased for the six months ended December 31, 2018 compared to the same period in 2017 primarily due to a $92,000 increase in salaries and related employee benefits in the aggregate. This increase was partially offset by a $38,000 decrease in severance expenses related to personnel changes; a $14,000 decrease in bonus expense; and a $7,000 decrease in employee stock-based compensation expense.

Loss on Foreign Currency Exchange

Loss on foreign currency exchange related to foreign sales transacted in functional currencies other than the U.S. dollar for the three and six months ended December 31, 2018 and 2017 are as follows:

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent
Loss on foreign currency exchange	$74	$-	$74	100%	$102	$-	$102	100%

During the three and six months ended December 31, 2018, we had international sales transactions denominated in currencies other than the U.S dollar that resulted in foreign currency exchange net losses. We had no such non-U.S. dollar denominated sales transactions during the three and six months ended December 31, 2017.

Gain on Insurance Claim Settlement

Gain on insurance claim settlement for the three and six months ended December 31, 2018 and 2017 is as follows:

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent
Gain on insurance claim settlement	$-	$183,217	$(183,217)	-100%	$-	$183,217	$(183,217)	-100%

In the quarter ended December 31, 2017, we settled an outstanding insurance claim related to recovery of costs previously expensed and written off associated with insured losses incurred in connection with a shipment of work-in-process materials. The gain represents the excess recovery over amounts previously expensed and written off. We had no such settlement of an outstanding insurance claim during the three and six months ended December 31, 2018.

Provision for Income Taxes

We recognized an income tax net expense of approximately $5,000 for each of the three-month periods ended December 31, 2018 and 2017. We recognized an income tax net expense of approximately $10,000 and $9,000 for the six-month periods ended December 31, 2018 and 2017, respectively. Income tax provisions in these periods primarily relate to estimated taxes, penalties, and interest associated with uncertain tax positions.

As of each reporting date, management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. Beginning in 2014, management determined that negative evidence outweighed the positive and established a full valuation allowance against our deferred tax assets, which we continued to maintain as of December 31, 2018 and June 30, 2018.

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of December 31, 2018, our principal sources of liquidity were cash, cash equivalents, and restricted cash totaling $3.00 million, trade accounts receivable of $2.97 million, and net current inventory of $11.32 million, as compared to cash, cash equivalents, and restricted cash totaling $3.39 million, trade accounts receivable of $1.77 million, and current inventory of $10.98 million as of June 30, 2018. As described more fully below, we also have access to our $5.00 million asset-based revolving credit facility with White Oak, or the White Oak Credit Facility.

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

During the six months ended December 31, 2018, our working capital increased by approximately $743,000 to $13.01 million from $12.27 million at June 30, 2018. As described more fully below, the increase in working capital at December 31, 2018 is primarily attributable to an increase in accounts receivable, an increase in our allocation of inventory to short-term from long-term, and an increase in prepaid expenses and other assets. These factors were offset partially by a decrease in our cash, cash equivalents, and restricted cash resulting from cash used in our operations, an increase in accounts payable, and an increase in accrued expenses and other liabilities.

During the six months ended December 31, 2018, approximately $50,000 of cash was used by our operations. The primary drivers of our use of cash were an increase in inventory of $1.02 million to meet expected requirements for the calendar year-end holiday season and the upcoming Valentine’s Day season; an increase in accounts receivable of $1.89 million; and an increase in prepaid expenses and other assets of $386,000. These factors were offset partially by net income in the amount of $1.30 million; an increase in accounts payable of $296,000; and a net increase in accrued expenses and other liabilities of $439,000. In addition, the net effect of the changes in combined non-cash items totaling $1.21 million also favorably impacted net cash used in operating activities during the six months ended December 31, 2018.

Accounts receivable increased principally due to increased sales during the six months ended December 31, 2018 as compared with the six month period ended June 30, 2018. We did not offer any extended Traditional segment customer payment terms during the six months ended December 31, 2018; however, we may offer these terms from time to time, which may not immediately increase liquidity as a result of current-period sales. We believe our competitors and other vendors in the wholesale jewelry industry have expanded their use of extended payment terms and, in aggregate, we believe that through our use of extended payment terms, we provide a competitive response in our market and that our net sales have been favorably impacted. We are unable to estimate the impact of this program on our net sales, but if we ceased providing extended payment terms in select instances, we believe we would not be competitive for some Traditional segment customers in the marketplace and that our net sales and profits would likely decrease.

We manufactured approximately $7.71 million in loose jewels and $4.77 million in finished jewelry, which includes the cost of the loose jewels and the purchase of precious metals and labor in connection with jewelry production, during the six months ended December 31, 2018. We expect our purchases of precious metals and labor to increase as we increase our finished jewelry business. In addition, we are subject to the worldwide fluctuation of the price of gold that, if increased, would result in higher retail price points for gold finished jewelry. Because the market price of gold and other precious metals is beyond our control, the upward price trends could continue and have a negative impact on our operating cash flow as we manufacture finished jewelry.

Our inventory principally comprises the following two types of materials: (i) new material that has been produced since September 2015 to the present, which is the raw material for our Forever OneTM and Moissanite by Charles and Colvard® products with colorless and near colorless gemstones, or New Material; and (ii) legacy material that was produced through the period ended August 2015, which is the raw material for our Forever ClassicTM, Forever Brilliant® and lower grade gemstones, or Legacy Material. Of our total inventory as of December 31, 2018, 74% of the total inventory was New Material, while 26% was Legacy Material, as compared to percentages of total inventory of 70% of New Material and 30% of Legacy Material at June 30, 2018. We are actively selling Legacy Material as finished goods jewelry and loose gemstones through our omni-channel strategy. A more detailed description of our inventories is included in Note 5, “Inventories,” in the Notes to Condensed Consolidated Financial Statements.

Historically, our raw material inventories of SiC crystals had been purchased under exclusive supply agreements with a limited number of suppliers. Because the supply agreements restricted the sale of these crystals exclusively to us, the suppliers negotiated minimum purchase commitments with us that, when combined with reduced sales levels during prior periods in which the purchase commitments were in effect, have resulted in levels of inventories that are higher than we might otherwise maintain. As of December 31, 2018, $21.47 million of our inventories were classified as long-term assets. Loose jewel sales and finished jewelry that we manufacture will utilize both the finished goods loose jewels currently on-hand and, as we deplete certain shapes and sizes, our on-hand raw material SiC crystals of $4.01 million and new raw material that we are purchasing pursuant to the Supply Agreement.

On December 12, 2014, we entered into the Supply Agreement with Cree. Under the Supply Agreement, subject to certain terms and conditions, we agreed to exclusively purchase from Cree, and Cree agreed to exclusively supply, 100% of our required SiC materials in quarterly installments that must equal or exceed a set minimum order quantity. The initial term of the Supply Agreement was scheduled to expire on June 24, 2018, unless extended by the parties. Effective June 22, 2018, the Supply Agreement was amended to extend the expiration date to June 25, 2023. The Supply Agreement, as amended, also provides for the exclusive supply of our premium moissanite product, Forever One™ and provides us with one option, subject to certain conditions, to unilaterally extend the term of the Supply Agreement for an additional two-year period following the expiration of the initial term. In addition, the Supply Agreement was amended further to establish a process by which Cree may begin producing alternate SiC material based on our specifications that will give us the flexibility to use the materials in a broader variety of our products, as well as to permit us to purchase certain amounts of SiC materials from third parties under limited conditions. Our total purchase commitment under the Supply Agreement, as amended, until June 2023 is approximately $52.95 million, of which approximately $48.46 remains to be purchased as of December 31, 2018. Over the life of the Supply Agreement, as amended, our future minimum annual purchase commitments of SiC crystals range from approximately $9 million to $12 million each year.

During the six months ended December 31, 2018, we purchased approximately $4.43 million of SiC crystals from Cree. Going forward, we expect to use existing cash and cash equivalents and access to other working capital resources, including but not limited to accessing our White Oak Credit Facility and the issuance of equity securities, together with future cash expected to be provided by operating activities, to finance our purchase commitment under the Supply Agreement, as amended.

We made no income tax payments during the six months ended December 31, 2018. As of December 31, 2018, we had approximately $313,000 of remaining federal income tax credits, $289,000 of which expire between 2019 and 2021 and the balance without an expiration, which can be carried forward to offset future income taxes. As of December 31, 2018, we also had a federal tax net operating loss carryforward of approximately $26.28 million expiring between 2020 and 2037, which can be used to offset against future federal taxable income; North Carolina tax net operating loss carryforwards of approximately $20.24 million expiring between 2023 and 2033; and various other state tax net operating loss carryforwards expiring between 2021 and 2034, which can be used to offset against future state taxable income.

On July 13, 2018, we and our wholly-owned subsidiary, charlesandcolvard.com, LLC collectively, referred to as the Borrowers, obtained the $5.00 million asset-based revolving White Oak Credit Facility. The White Oak Credit Facility may be used for general corporate and working capital purposes, including permitted acquisitions. The White Oak Credit Facility, which matures on July 13, 2021, is guaranteed by Charles & Colvard Direct, LLC, another of our wholly-owned subsidiaries. Under the terms of the White Oak Credit Facility, the Borrowers must maintain at least $500,000 in excess borrowing availability at all times. The White Oak Credit Facility contains no other financial covenants.

Advances under the White Oak Credit Facility may be either revolving or non-revolving. During the first year of the term of the White Oak Credit Facility, revolving advances will accrue interest at a rate equal to one-month LIBOR (reset monthly, and subject to a 1.25% floor) plus 3.75%, and non-revolving advances will accrue interest at such LIBOR rate plus 4.75%. Thereafter, the interest margins will reduce upon our achievement of a specified fixed charge coverage ratio. However, advances are in all cases subject to a minimum interest rate of 5.50%. Interest is calculated on an actual/360 basis and payable monthly in arrears. Principal outstanding during an event of default accrues interest at a rate 2% in excess of the rate otherwise applicable.

As of December 31, 2018, we had not borrowed against the White Oak Credit Facility.

Prior to obtaining the White Oak Credit Facility, we and our wholly owned subsidiaries, Charles & Colvard Direct, LLC and Moissanite.com, LLC (now charlesandcolvard.com, LLC), had a $10.00 million asset-based revolving credit facility from Wells Fargo Bank, National Association. This asset-based revolving credit facility, or the Wells Fargo Credit Facility, was available for general corporate and working capital purposes, including transaction fees and expenses incurred in connection therewith, and the issuance of letters of credit up to a $1.00 million sublimit. The effective date of the Wells Fargo Credit Facility was June 25, 2014, and it was scheduled to mature on June 25, 2017. Effective June 22, 2017, the Wells Fargo Credit Facility was amended to extend the maturity date to June 25, 2018, the date upon which it matured in accordance with its terms.

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

We believe that our existing cash and cash equivalents, and access to other working capital resources, including but not limited to the issuance of equity securities, together with future cash expected to be provided by operating activities, will be sufficient to meet our working capital and capital expenditure needs over the next 12 months. Our future capital requirements and the adequacy of available funds will depend on many factors, including (i) our rate of sales growth; (ii) the expansion of our sales and marketing activities; (iii) the timing and extent of raw materials and labor purchases in connection with loose jewel production to support our moissanite jewelry business, as well as precious metals and labor purchases in connection with jewelry production to support our finished jewelry business; (iv) the timing of capital expenditures; and (v) the risk factors described in more detail in “Risk Factors” in this report, in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, and in Part I, Item 1A of our 2018 Transition Report. We obtained the White Oak Credit Facility to mitigate these risks to our cash and liquidity position. In addition, our growth strategies may include investments in our existing business or making acquisitions of complementary businesses, which could also require us to seek additional equity or debt financing.

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

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. During the three months ended December 31, 2018, we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 1A.	Risk Factors

We discuss in our Transition Report on Form 10-KT for the transition period ended June 30, 2018 and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 various risks that may materially affect our business. There have been no material changes to such risks, except as set forth below.

We are subject to certain risks due to our international distribution channels and vendors. We currently have numerous international wholesale distributors and retail sales channels covering portions of Canada, the United Kingdom, or the UK, Western Europe, Australia and New Zealand, Southeast Asia, the Middle East, and the Greater China Region. In addition, we use certain companies based outside the U.S. to facet our moissanite jewels and to manufacture finished jewelry. Due to our reliance on development of foreign markets and use of foreign vendors, we are subject to the risks of conducting business outside of the U.S. These risks include the following:

•
the adverse effects on U.S.-based companies operating in foreign markets that might result from war; terrorism; changes in diplomatic, trade, or business relationships (including labor disputes); or other political, social, religious, or economic instability;

•	the continuing adverse economic effects of any global financial crisis;
•	unexpected changes in, or impositions of, legislative or regulatory requirements;
•	delays resulting from difficulty in obtaining export licenses;
•	tariffs and other trade barriers and restrictions, including the consequences of U.S. led tariff actions;
•	the burdens of complying with a variety of foreign laws and regulations, including foreign taxation, and other factors beyond our control;
•	the potential difficulty of enforcing agreements with foreign customers and suppliers; and
•	the complications related to collecting receivables through a foreign country’s legal system.

In particular, there is currently significant uncertainty about the future relationship between the U.S. and various other countries, with respect to trade policies, treaties, government regulations, and tariffs. For example, the U.S. has increased tariffs on certain goods imported into the U.S. from China, Canada, and other countries. In response, the governments of these countries have increased their own tariffs on certain goods imported from the U.S. Furthermore, the June 2016 referendum result in the UK to exit the European Union, or the EU, which is commonly referred to as “Brexit,” and the subsequent commencement of the official withdrawal process by the UK, has created additional economic and political uncertainties affecting our business operations in the UK and the EU. If these actions impacting our international distribution and sales channels result in increased costs for our international partners, such changes could result in higher costs to us, adversely affecting our operations, particularly as we expand our international presence.

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

Item 6.	Exhibits

The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description

10.1	Charles & Colvard, Ltd. 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on November 9, 2018)

10.2
Form of Restricted Stock Award Agreement under the Charles & Colvard, Ltd. 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on November 9, 2018)

10.3
Form of Employee Incentive Stock Option Agreement under the Charles & Colvard, Ltd. 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K, as filed with the SEC on November 9, 2018)

10.4
Form of Employee Nonqualified Stock Option Agreement under the Charles & Colvard, Ltd. 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K, as filed with the SEC on November 9, 2018)

10.5
Form of Non-Employee Director Nonqualified Stock Option Agreement under the Charles & Colvard, Ltd. 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.5 to our Current Report on Form 8-K, as filed with the SEC on November 9, 2018)

10.6
Form of Independent Contractor Nonqualified Stock Option Agreement under the Charles & Colvard, Ltd. 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.6 to our Current Report on Form 8-K, as filed with the SEC on November 9, 2018)

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

101
The following materials from Charles & Colvard, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARLES & COLVARD, LTD.

	By:	/s/ Suzanne Miglucci
February 7, 2019		Suzanne Miglucci
President and Chief Executive Officer

	By:	/s/ Clint J. Pete
February 7, 2019		Clint J. Pete
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)