Form 10-Q
period 2019-03-31
CHARLES & COLVARD LTD
filed 2019-05-10
CIK 1015155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     ☐     No     ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value per share	CTHR	The Nasdaq Stock Market LLC

As of May 3, 2019, there were 21,727,569 shares of the registrant’s common stock, no par value per share, outstanding.

CHARLES & COLVARD, LTD.

FORM 10-Q
For the Quarterly Period Ended March 31, 2019

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019 (unaudited)	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$4,019,929	$3,393,186
Restricted cash	620,007	-
Accounts receivable, net	1,427,448	1,765,722
Inventory, net	11,376,031	10,979,891
Prepaid expenses and other assets	898,294	916,162
Total current assets	18,341,709	17,054,961
Long-term assets:
Inventory, net	22,326,209	20,848,647
Property and equipment, net	1,126,889	1,144,198
Intangible assets, net	90,267	34,833
Other assets	408,962	389,868
Total long-term assets	23,952,327	22,417,546
TOTAL ASSETS	$42,294,036	$39,472,507

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,891,308	$4,170,952
Accrued expenses and other liabilities	1,335,233	618,945
Total current liabilities	5,226,541	4,789,897
Long-term liabilities:
Deferred rent	276,895	393,051
Accrued income taxes	486,710	471,126
Total long-term liabilities	763,605	864,177
Total liabilities	5,990,146	5,654,074
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, no par value; 50,000,000 shares authorized; 21,727,569 and 21,705,173 shares issued and outstanding at March 31, 2019 and June 30, 2018, respectively	54,247,296	54,243,816
Additional paid-in capital	15,330,495	14,962,071
Accumulated deficit	(33,273,901)	(35,387,454)
Total shareholders’ equity	36,303,890	33,818,433
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$42,294,036	$39,472,507

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Net sales	$7,902,242	$6,762,750	$24,636,409	$21,508,540
Costs and expenses:
Cost of goods sold	4,150,229	4,115,548	13,110,185	12,525,465
Sales and marketing	1,912,484	1,865,940	5,900,501	5,651,106
General and administrative	1,042,048	1,354,410	3,517,004	3,569,351
Research and development	-	-	1,422	570
Total costs and expenses	7,104,761	7,335,898	22,529,112	21,746,492
Income (Loss) from operations	797,481	(573,148)	2,107,297	(237,952)
Other (expense) income:
Interest expense	(287)	(139)	(985)	(588)
Loss on foreign currency exchange	(209)	-	(311)	-
Gain on insurance claim settlement	-	-	-	183,217
Other expense	-	-	(13)	-
Total other (expense) income	(496)	(139)	(1,309)	182,629
Income (Loss) before income taxes	796,985	(573,287)	2,105,988	(55,323)
Income tax benefit (expense)	17,099	(4,767)	7,565	(13,781)
Net income (loss)	$814,084	$(578,054)	$2,113,553	$(69,104)

Net income (loss) per common share:
Basic	$0.04	$(0.03)	$0.10	$(0.00)
Diluted	0.04	(0.03)	0.10	(0.00)

Weighted average number of shares used in computing net income (loss) per common share:
Basic	21,537,636	21,371,416	21,486,692	21,269,969
Diluted	21,752,043	21,371,416	21,733,616	21,269,969

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Nine Months Ended March 31, 2019
	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance at June 30, 2018	21,705,173	$54,243,816	$14,962,071	$(35,387,454)	$33,818,433
Stock-based compensation	-	-	71,176	-	71,176
Retirement of restricted stock	(109,604)	-	-	-	-
Stock option exercises	2,500	3,480	(1,229)	-	2,251
Net income	-	-	-	109,903	109,903
Balance at September 30, 2018	21,598,069	$54,247,296	$15,032,018	$(35,277,551)	$34,001,763
Stock-based compensation	-	-	171,906	-	171,906
Net income	-	-	-	1,189,566	1,189,566
Balance at December 31, 2018	21,598,069	$54,247,296	$15,203,924	$(34,087,985)	$35,363,235
Stock-based compensation	-	-	126,571	-	126,571
Issuance of restricted stock	129,500	-	-	-	-
Net income	-	-	-	814,084	814,084
Balance at March 31, 2019	21,727,569	$54,247,296	$15,330,495	$(33,273,901)	$36,303,890

	Nine Months Ended March 31, 2018
	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance at June 30, 2017	21,629,685	$54,243,816	$14,489,042	$(34,620,578)	$34,112,280
Stock-based compensation	-	-	119,103	-	119,103
Retirement of restricted stock	(35,000)	-	-	-	-
Net loss	-	-	-	(174,539)	(174,539)
Balance at September 30, 2017	21,594,685	$54,243,816	$14,608,145	$(34,795,117)	$34,056,844
Stock-based compensation	-	-	118,293	-	118,293
Retirement of restricted stock	(14,583)	-	-	-	-
Net income	-	-	-	683,489	683,489
Balance at December 31, 2017	21,580,102	$54,243,816	$14,726,438	$(34,111,628)	$34,858,626
Stock-based compensation	-	-	197,558	-	197,558
Retirement of restricted stock	(4,429)	-	-	-	-
Net loss	-	-	-	(578,054)	(578,054)
Balance at March 31, 2018	21,575,673	$54,243,816	$14,923,996	$(34,689,682)	$34,478,130

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,113,553	$(69,104)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	355,812	330,978
Stock-based compensation	369,653	434,954
Recovery of uncollectible accounts	(944)	(12,000)
Provision for sales returns	89,000	134,000
Provision for inventory reserves	377,000	303,000
Provision for accounts receivable discounts	9,149	33,520
Gain on insurance claim settlement	-	(183,217)
Changes in operating assets and liabilities:
Accounts receivable	241,069	(699,463)
Inventory	(2,250,702)	(2,074,071)
Prepaid expenses and other assets, net	(1,226)	121,881
Accounts payable	(279,644)	106,254
Deferred rent	(116,156)	(103,623)
Accrued income taxes	15,584	13,781
Accrued expenses and other liabilities	716,288	(8,443)
Net cash provided by (used in) operating activities	1,638,436	(1,671,553)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(337,271)	(114,467)
Intangible assets	(56,666)	(8,362)
Net cash used in investing activities	(393,937)	(122,829)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock option exercises	2,251	-
Net cash provided by financing activities	2,251	-

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	1,246,750	(1,794,382)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	3,393,186	6,289,111
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$4,639,936	$4,494,729

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for taxes	$-	$-

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

Basis of Presentation and Principles of Consolidation – The accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, the unaudited statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The Company changed its fiscal year from a fiscal year beginning on January 1 and ending on December 31 of each year to a fiscal year beginning on July 1 and ending on June 30 of the following calendar year, with the fiscal year 2019 (“Fiscal 2019”) beginning on July 1, 2018. The results for the three and nine months ended March 31, 2019 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2019.

The condensed consolidated financial statements as of and for the three and nine months ended March 31, 2019 and 2018 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of June 30, 2018 is derived from the audited financial statements as of that date. The accompanying statements should be read in conjunction with the audited financial statements and related notes, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Transition Report on Form 10-KT (the “2018 Transition Report”) for the six-month period ended June 30, 2018 (the “transition period ended June 30, 2018”) filed with the SEC on September 7, 2018.

The accompanying condensed consolidated financial statements as of and for the three and nine months ended March 31, 2019 and 2018, and as of June 30, 2018, include the accounts of the Company and its wholly owned subsidiaries charlesandcolvard.com, LLC, formed in 2011; Charles & Colvard Direct, LLC, formed in 2011; and Charles & Colvard (HK) Ltd., the Company’s Hong Kong subsidiary, which was re-activated in December 2017. Charles & Colvard Direct, LLC, had no operating activity during the nine-month periods ended March 31, 2019 or 2018. Charles & Colvard (HK) Ltd. previously became dormant in the second quarter of 2009 and has had no operating activity since 2008. All intercompany accounts have been eliminated.

Significant Accounting Policies – In the opinion of the Company’s management, the Company’s significant accounting policies used for the three and nine months ended March 31, 2019, are consistent with those used for the transition period ended June 30, 2018. Accordingly, please refer to Note 2 to the Consolidated Financial Statements in the 2018 Transition Report for the Company’s significant accounting policies.

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

The reconciliation of cash, cash equivalents, and restricted cash, as presented on the Condensed Consolidated Statements of Cash Flows, consists of the following as of the dates presented:

	March 31, 2019	March 31, 2018
Cash and cash equivalents	$4,019,929	$4,494,729
Restricted cash	620,007	-
Total cash, cash equivalents, and restricted cash	$4,639,936	$4,494,729

Recently Adopted/Issued Accounting Pronouncements – In February 2016, as amended in July 2018 and amended further in December 2018 and March 2019, the Financial Accounting Standards Board (the “FASB”) issued guidance that establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the statement of operations. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company will adopt the guidance as of July 1, 2019, as required. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is finalizing its analysis of this new guidance, but currently expects that upon adoption of the new standard, ROU assets and liabilities will be recognized in the balance sheet in amounts that will be material.

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

SEC Disclosure Simplification Final Rule – In accordance with new SEC financial reporting requirements related to disclosures about changes in shareholders’ equity in interim financial reporting periods, beginning with the quarterly period ended March 31, 2019, the Company includes a separate financial statement to report changes in shareholders’ equity. The financial statement is in the form of a reconciliation for the current and comparative year-to-date interim periods, with subtotals for each interim period.

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

The Company allocates certain general and administrative expenses between its Online Channels segment and its Traditional segment based on net sales and number of employees to arrive at segment operating income (loss). Unallocated expenses remain in its Traditional segment.

Summary financial information by reportable segment is as follows:

	Three Months Ended March 31, 2019
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$3,189,083	$768,978	$3,958,061
Loose jewels	973,799	2,970,382	3,944,181
Total	$4,162,882	$3,739,360	$7,902,242

Product line cost of goods sold
Finished jewelry	$1,303,914	$329,465	$1,633,379
Loose jewels	435,050	1,471,133	1,906,183
Total	$1,738,964	$1,800,598	$3,539,562

Product line gross profit
Finished jewelry	$1,885,169	$439,513	$2,324,682
Loose jewels	538,749	1,499,249	2,037,998
Total	$2,423,918	$1,938,762	$4,362,680

Operating income	$502,675	$294,806	$797,481

Depreciation and amortization	$52,806	$72,993	$125,799

Capital expenditures	$725	$51,168	$51,893

	Three Months Ended March 31, 2018
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$2,157,503	$1,087,823	$3,245,326
Loose jewels	864,468	2,652,956	3,517,424
Total	$3,021,971	$3,740,779	$6,762,750

Product line cost of goods sold
Finished jewelry	$985,209	$1,049,192	$2,034,401
Loose jewels	474,910	1,412,983	1,887,893
Total	$1,460,119	$2,462,175	$3,922,294

Product line gross profit
Finished jewelry	$1,172,294	$38,631	$1,210,925
Loose jewels	389,558	1,239,973	1,629,531
Total	$1,561,852	$1,278,604	$2,840,456

Operating loss	$(211,073)	$(362,075)	$(573,148)

Depreciation and amortization	$30,905	$92,218	$123,123

Capital expenditures	$3,289	$66,421	$69,710

	Nine Months Ended March 31, 2019
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$9,662,737	$2,047,218	$11,709,955
Loose jewels	3,039,410	9,887,044	12,926,454
Total	$12,702,147	$11,934,262	$24,636,409

Product line cost of goods sold
Finished jewelry	$4,050,505	$1,110,541	$5,161,046
Loose jewels	1,357,084	5,068,277	6,425,361
Total	$5,407,589	$6,178,818	$11,586,407

Product line gross profit
Finished jewelry	$5,612,232	$936,677	$6,548,909
Loose jewels	1,682,326	4,818,767	6,501,093
Total	$7,294,558	$5,755,444	$13,050,002

Operating income	$1,393,013	$714,284	$2,107,297

Depreciation and amortization	$123,945	$231,867	$355,812

Capital expenditures	$63,575	$273,695	$337,270

	Nine Months Ended March 31, 2018
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$7,264,791	$2,817,940	$10,082,731
Loose jewels	2,441,440	8,984,369	11,425,809
Total	$9,706,231	$11,802,309	$21,508,540

Product line cost of goods sold
Finished jewelry	$3,499,058	$2,145,236	$5,644,294
Loose jewels	1,267,400	4,742,062	6,009,462
Total	$4,766,458	$6,887,298	$11,653,756

Product line gross profit
Finished jewelry	$3,765,733	$672,704	$4,438,437
Loose jewels	1,174,040	4,242,307	5,416,347
Total	$4,939,773	$4,915,011	$9,854,784

Operating income (loss)	$375,082	$(613,034)	$(237,952)

Depreciation and amortization	$90,077	$240,901	$330,978

Capital expenditures	$4,837	$109,630	$114,467

The Company does not allocate any assets to the reportable segments, and, therefore, no asset information is reported to the chief operating decision maker or disclosed in the financial information for each segment.

A reconciliation of the Company’s product line cost of goods sold to cost of goods sold as reported in the condensed consolidated financial statements is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Product line cost of goods sold	$3,539,562	$3,922,294	$11,586,407	$11,653,756
Non-capitalized manufacturing and production control expenses	375,901	452,460	1,029,669	1,081,953
Freight out	126,438	129,182	429,227	373,185
Inventory valuation allowances	325,000	(248,000)	377,000	303,000
Other inventory adjustments	(216,672)	(140,388)	(312,118)	(886,429)
Cost of goods sold	$4,150,229	$4,115,548	$13,110,185	$12,525,465

The Company recognizes sales by geographic area based on the country in which the customer is based. Sales to international end consumers made through our transactional website, charlesandcolvard.com, are included in international sales for financial reporting purposes. During periods prior to the quarter ended December 31, 2018, sales to international end consumers made through charlesandcolvard.com were included in U.S. sales because products were shipped and invoiced to a U.S.-based intermediary party that assumed all international shipping and credit risks. A portion of the Company’s Traditional segment sales made to international wholesale distributors represents products sold internationally that may be re-imported to U.S. retailers. All intangible assets, as well as property and equipment, as of March 31, 2019 and June 30, 2018, are held and located in the United States.

The following presents net sales by geographic area:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Net sales
United States	$6,991,720	$6,321,849	$21,684,906	$20,042,409
International	910,522	440,901	2,951,503	1,466,131
Total	$7,902,242	$6,762,750	$24,636,409	$21,508,540

4.	FAIR VALUE MEASUREMENTS

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

Assets that are measured at fair value on a non-recurring basis include property and equipment, leasehold improvements, and intangible assets comprising patents, license rights, and trademarks. These items are recognized at fair value when they are considered to be impaired. For the nine months ended March 31, 2019 and 2018, no impairment was recorded.

5.	INVENTORIES

The Company’s total inventories, net of reserves, consisted of the following as of the dates presented:

	March 31, 2019	June 30, 2018
Raw materials	$4,656,868	$5,083,436
Work-in-process	11,055,488	10,659,786
Finished goods	18,689,812	17,483,773
Finished goods on consignment	1,517,104	523,971
Supplies inventory	127,968	45,572
Less: inventory reserves	(2,345,000)	(1,968,000)
Total	$33,702,240	$31,828,538

Short-term portion	$11,376,031	$10,979,891
Long-term portion	22,326,209	20,848,647
Total	$33,702,240	$31,828,538

The Company’s work-in-process inventories include raw SiC crystals on which processing costs, such as labor and sawing, have been incurred; and components, such as metal castings and finished good moissanite jewels, that have been issued to jobs in the manufacture of finished jewelry. The Company’s moissanite jewel manufacturing process involves the production of intermediary shapes, called “preforms,” that vary depending upon the expected size and shape of the finished jewel. To maximize manufacturing efficiencies, preforms may be made in advance of current finished inventory needs but remain in work-in-process inventories. As of March 31, 2019 and June 30, 2018, work-in-process inventories issued to active production jobs approximated $2.17 million and $2.45 million, respectively.

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

The Company’s operating subsidiaries carry no net inventories, and inventory is transferred without intercompany markup from the parent entity as product line cost of goods sold when sold to the end consumer.

The Company’s total inventories, net of reserves, consisted of the following as of the dates presented:

	March 31, 2019	June 30, 2018
Finished jewelry:
Raw materials	$687,848	$595,649
Work-in-process	1,137,519	1,196,268
Finished goods	6,577,000	5,517,951
Finished goods on consignment	1,287,508	476,648
Total finished jewelry	$9,689,875	$7,786,516
Loose jewels:
Raw materials	$3,969,020	$4,487,787
Work-in-process	9,917,967	9,463,518
Finished goods	9,791,814	10,015,822
Finished goods on consignment	205,596	29,323
Total loose jewels	23,884,397	23,996,450
Total supplies inventory	127,968	45,572
Total inventory	$33,702,240	$31,828,538

Total net finished jewelry inventories at March 31, 2019 and June 30, 2018, including inventory on consignment net of reserves and finished jewelry featuring moissanite manufactured by the Company, were $9.69 million and $7.79 million, respectively. Total net loose jewel inventories at March 31, 2019 and June 30, 2018, including inventory on consignment net of reserves, were $23.88 million and $24.00 million, respectively.

As of March 31, 2019 and June 30, 2018, management established an obsolescence reserve of $1.68 million and $1.30 million, respectively. Typically, in the jewelry industry, slow-moving or discontinued lines are sold as closeouts or liquidated in sales channels such as third-party online marketplaces, drop-ship, and other pure-play, exclusively e-commerce outlets. Regularly, management reviews the legacy loose jewel inventory for any lower of cost or net realizable value and obsolescence issues. Accordingly, based on ongoing feedback from distribution customers on the value of some of these goods, management identified some of the remaining inventory of these lower quality goods that could not be sold at its current carrying value. Accordingly, management’s analysis revealed that while certain of these items sold during the three and nine months ended March 31, 2019, the remaining items in the Company’s legacy inventory required an increase in the lower of cost or net realizable value reserve to approximately $1.64 million as of March 31, 2019 from $1.29 million as of June 30, 2018. As of March 31, 2019 and June 30, 2018, management identified certain finished jewelry that was obsolete due to damage and other factors that indicate the finished jewelry is unsaleable, and established an obsolescence reserve of $39,000 and $7,000, respectively, for the carrying costs in excess of any estimated scrap values. Management reviews the finished jewelry inventory on an ongoing basis for any lower of cost or net realizable value and obsolescence issues.

As of March 31, 2019 and June 30, 2018 management established a rework reserve for recut and repairs of $481,000 and $534,000, respectively. Loose jewel inventories at March 31, 2019 and June 30, 2018 included recut reserves of $481,000 and $418,000, respectively. The finished jewelry inventories at March 31, 2019 and June 30, 2018 include a repairs reserve of $0 and $116,000, respectively.

As of March 31, 2019 and June 30, 2018 management established a shrinkage reserve of $187,000 and $136,000, respectively. The loose jewel inventories at March 31, 2019 and June 30, 2018 include shrinkage reserves of $44,000 and $48,000, respectively. The finished jewelry inventories at March 31, 2019 and June 30, 2018 include shrinkage reserves of $143,000 and $88,000, respectively.

Periodically, the Company ships finished goods inventory to certain Traditional segment customers on consignment terms. Under these terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. Included in the total shrinkage reserve is the shrinkage reserve for finished goods on consignment of $24,000 and $18,000 as of March 31, 2019 and June 30, 2018, respectively, to allow for certain loose jewels and finished jewelry on consignment with certain Traditional segment customers that may not be returned or may be returned in a condition that does not meet the Company’s current grading or quality standards. The loose jewel inventories on consignment at March 31, 2019 and June 30, 2018 include shrinkage reserves of $10,000 and $11,000, respectively. The finished jewelry inventories on consignment at March 31, 2019 and June 30, 2018 include shrinkage reserves of $14,000 and $7,000, respectively.

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

The Company estimates anticipated product returns in the form of a refund liability based on historical return percentages and current period sales levels. The Company also accrues a related returns asset for goods expected to be returned in salable condition, less any expected costs to recover such goods, including return shipping costs that the Company may incur. As of March 31, 2019 and June 30, 2018, the Company’s refund liabilities balances were $737,000 and $648,000, respectively, and are included within accounts receivable, net, in the accompanying condensed consolidated balance sheets. As of March 31, 2019 and June 30, 2018, the Company’s returns asset balances were $273,000 and $250,000, respectively, and are included within prepaid expenses and other assets in the accompanying condensed consolidated balance sheets. Prior to the adoption of the new revenue recognition accounting standard, the Company reported the net effect of its estimated returns asset as an adjustment to its inventory balances.

7.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities, current, consist of the following as of the dates presented:

	March 31, 2019	June 30, 2018
Accrued compensation and related benefits	$839,182	$359,077
Deferred rent	152,091	139,558
Accrued cooperative advertising	35,153	60,784
Accrued sales and use tax	264,370	17,149
Other	44,437	42,377
Total accrued expenses and other liabilities	$1,335,233	$618,945

8.	INCOME TAXES

As of June 30, 2018, the Company recognized its expected underlying tax benefit relating to the realization of the recoverable portion of its alternative minimum tax (“AMT”)-related deferred tax credit carryforwards, net of an expected sequestration reduction. However, on January 14, 2019, the Internal Revenue Service (the “IRS”) announced that refund payments and refund offset transactions due to refundable minimum tax credits associated with the repeal of corporate AMT as part of the Tax Cuts and Jobs Act enacted in December 2017 would not be subject to sequestration. Accordingly, following the IRS’s announcement that AMT credit refunds would not be subject to the government sequestration amount, in January 2019 the Company recognized the additional available underlying tax benefit and recorded the sequestered portion of its AMT credit refund in the amount of approximately $23,000. The Company recorded this additional AMT credit refund as a receivable and such amount is included in other long-term assets in the accompanying Condensed Consolidated Balance Sheets.

The Company recognized an income tax expense of approximately $6,000 and $5,000, respectively, for the three-month periods ended March 31, 2019 and 2018. The Company recognized an income tax expense of approximately $15,000 and $14,000 for the nine-month periods ended March 31, 2019 and 2018, respectively. Income tax provisions in these periods primarily relate to estimated taxes, penalties, and interest associated with uncertain tax positions.

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. Beginning in 2014, the Company’s management determined that negative evidence outweighed the positive and established a full valuation allowance against its deferred tax assets, which the Company continued to maintain as of March 31, 2019 and June 30, 2018.

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

The Company’s total purchase commitment under the Supply Agreement until June 2023 is approximately $52.95 million, of which approximately $46.22 remains to be purchased as of March 31, 2019. Over the life of the Supply Agreement, as amended, the Company’s future minimum annual purchase commitments of SiC crystals range from approximately $9 million to $12 million each year.

During the nine months ended March 31, 2019, the Company purchased approximately $6.67 million of SiC crystals from Cree pursuant to the terms of the Supply Agreement, as amended. During the nine months ended March 31, 2018, the Company purchased approximately $7.46 million of SiC crystals from Cree. The Company’s purchases in the nine month-period ended March 31, 2018 were pursuant to the terms and conditions of the Supply Agreement prior to the effective date of its amendment as of June 22, 2018.

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

As of March 31, 2019, the Company had not borrowed against the White Oak Credit Facility.

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

11.	STOCK-BASED COMPENSATION

The following table summarizes the components of the Company’s stock-based compensation included in net income (loss) for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Employee stock options	$57,534	$77,261	$172,281	$257,456
Restricted stock awards	69,037	120,297	197,372	177,498
Totals	$126,571	$197,558	$369,653	$434,954

No stock-based compensation was capitalized as a cost of inventory during the three and nine months ended March 31, 2019 and 2018.

Stock Options

The following is a summary of the stock option activity for the nine months ended March 31, 2019:

	Shares	Weighted Average Exercise Price
Outstanding, June 30, 2018	2,388,169	$1.46
Granted	285,025	$0.99
Exercised	(2,500)	$0.90
Forfeited	(30,000)	$1.20
Expired	(66,756)	$1.72
Outstanding, March 31, 2019	2,573,938	$1.40

The weighted average grant date fair value of stock options granted during the nine months ended March 31, 2019 was $0.57. The total fair value of stock options that vested during the nine months ended March 31, 2019 was approximately $136,000. The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions for stock options granted during the nine months ended March 31, 2019:

Dividend yield	0.0%
Expected volatility	61.0%
Risk-free interest rate	3.09%
Expected lives (years)	5.5

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

The following table summarizes information about stock options outstanding at March 31, 2019:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Balance as of 3/31/2019	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 3/31/2019	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 3/31/2019	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
2,573,938	7.11	$1.40	2,032,663	6.61	$1.50	2,497,161	7.06	$1.41

As of March 31, 2019, the unrecognized stock-based compensation expense related to unvested stock options was approximately $231,000, which is expected to be recognized over a weighted average period of approximately 18 months.

The aggregate intrinsic value of stock options outstanding, exercisable, and vested or expected to vest at March 31, 2019 was approximately $205,000. This amount is before applicable income taxes and represents the closing market price of the Company’s common stock at March 31, 2019 less the grant price, multiplied by the number of stock options that had a grant price that is less than the closing market price. This amount represents the amount that would have been received by the optionees had these stock options been exercised on that date. During the nine months ended March 31, 2019, the aggregate intrinsic value of stock options exercised was approximately $300. No stock options were exercised during the three months ended March 31, 2019 and the three and nine months ended March 31, 2018.

Restricted Stock

The following is a summary of the restricted stock activity for the nine months ended March 31, 2019:

	Shares	Weighted Average Grant Date Fair Value
Unvested, June 30, 2018	264,000	$1.25
Granted	129,500	$1.07
Vested	(154,396)	1.20
Canceled	(109,604)	$1.31
Unvested, March 31, 2019	129,500	$1.07

The unvested restricted shares as of March 31, 2019 are all performance-based restricted shares that are scheduled to vest, subject to achievement of established performance goals, in July 2019. As of March 31, 2019, the estimated unrecognized stock-based compensation expense related to unvested restricted shares subject to achievement of the above-referenced performance goals was approximately $102,000, all of which is expected to be recognized over a weighted average period of approximately four months.

Dividends

The Company has not paid any cash dividends in the current fiscal year through March 31, 2019.

12.	NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net income by the weighted average number of common shares outstanding during the periods. Diluted net income (loss) per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. Common equivalent shares consist of stock options and unvested restricted shares that are computed using the treasury stock method. Antidilutive stock awards consist of stock options that would have been antidilutive in the application of the treasury stock method.

The following table reconciles the differences between the basic and diluted net income (loss) per share presentations:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Numerator:
Net income (loss)	$814,084	$(578,054)	$2,113,553	$(69,104)

Denominator:
Weighted average common shares outstanding:
Basic	21,537,636	21,371,416	21,486,692	21,269,969
Effect of dilutive securities	214,407	-	246,924	-
Diluted	21,752,043	21,371,416	21,733,616	21,269,969

Net income (loss) per common share:
Basic	$0.04	$(0.03)	$0.10	$(0.00)
Diluted	$0.04	$(0.03)	$0.10	$(0.00)

For each of the three- and nine-month periods ended March 31, 2019 stock options to purchase approximately 2.49 million shares and 2.46 million shares, respectively, were excluded from the computation of diluted net income per common share, and for both the three- and nine-month periods ended March 31, 2018, stock options to purchase approximately 2.34 million shares were excluded from the computations of diluted net loss per common share because for each financial reporting period the exercise price of the stock options was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to net income (loss) per common share. For each of the three- and nine-month periods ended March 31, 2019, no restricted shares that were issued but not yet vested were excluded from the computation of diluted net income per common share. For each of the three- and nine-month periods ended March 31, 2018, approximately 135,000 unvested restricted shares were excluded from the computation of diluted net loss per common share. For the three months ended March 31, 2018, the Company’s basic and diluted net loss per common share was $0.003 a share.

13.	MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and restricted cash and trade accounts receivable. At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurable limits of $250,000 per depositor at each financial institution. The Company has never experienced any losses related to these balances. Non-interest-bearing amounts on deposit in excess of FDIC insurable limits at March 31, 2019 approximated $3.72 million.

Trade receivables potentially subject the Company to credit risk. Payment terms on trade receivables for the Company’s Traditional segment customers are generally between 30 and 120 days, though it may offer extended terms with specific customers and on significant orders from time to time. The Company believes its competitors and other vendors in the wholesale jewelry industry have also expanded their use of extended payment terms and, in aggregate, the Company believes that by expanding its use of extended payment terms, it has provided a competitive response in its market and that its net sales have been favorably impacted. The Company is unable to estimate the impact of this program on its net sales, but if it ceased providing extended payment terms in select instances, the Company believes it would not be competitive for some Traditional segment customers in the marketplace and that its net sales and profits would likely decrease. The Company extends credit to its customers based upon a number of factors, including an evaluation of the customer’s financial condition and credit history that is verified through trade association reference services, the customer’s payment history with the Company, the customer’s reputation in the trade, and/or an evaluation of the Company’s opportunity to introduce its moissanite jewels or finished jewelry featuring moissanite to new or expanded markets. Collateral is not generally required from customers. The need for an allowance for doubtful accounts is determined based upon factors surrounding the credit risk of specific customers, historical trends, and other information. During the three and nine months ended March 31, 2019 and 2018, the Company has not experienced significant accounts receivable write-offs related to revenue arrangements with extended payment terms.

At times, a portion of the Company’s accounts receivable will be due from customers that have individual balances of 10% or more of the Company’s total gross accounts receivable. The following is a summary of customers that represent 10% or more of total gross accounts receivable as of the dates presented:

	March 31, 2019	June 30, 2018
Customer A	15%	*	%
Customer B	14%	23%
Customer C	13%	*	%
Customer D	11%	10%

* Customer A and Customer C did not have individual balances that represented 10% or more of total gross accounts receivable as of June 30, 2018.

A significant portion of sales is derived from certain customer relationships. The following is a summary of customers that represent greater than or equal to 10% of total net sales for the periods presented:

	Three Months Ended March 31,			Nine Months Ended March 31,
	2019		2018	2019	2018
Customer B	12%		12%	14%	16%
Customer D	*	%	16%	10%	12%

* Customer D did not have net sales that represented 10% or more of total net sales for the three months ended March 31, 2019.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future. You should be aware that although the forward-looking statements included herein represent management’s current judgment and expectations, our actual results may differ materially from those projected, stated, or implied in these forward-looking statements as a result of many factors including, but not limited to, the following:

•	Our future financial performance depends upon increased consumer acceptance, growth of sales of our products, and operational execution of our strategic initiatives.
•	The execution of our business plans could significantly impact our liquidity.
•	Our business and our results of operations could be materially adversely affected as a result of our inability to fulfill orders on a timely basis.
•	We face intense competition in the worldwide gemstone and jewelry industry.
•	The financial difficulties or insolvency of one or more of our major customers or their lack of willingness and ability to market our products could adversely affect results.
•	We are currently dependent on a limited number of distributor and retail partners in our Traditional segment for the sale of our products.
•	Our failure to maintain compliance with The Nasdaq Stock Market’s, or Nasdaq’s, continued listing requirements could result in the delisting of our common stock.
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

Our strategy is to build a globally revered brand of gemstones and jewelry that appeals to a wide consumer audience and to leverage our advantage of being the original and leading worldwide source of created moissanite. We believe a direct relationship with consumers is important to this strategy, which entails delivering tailored educational content, engaging in dialogue with our audience, and positioning our brand to meet the discerning needs of today’s consumer. We manage our business and sell loose moissanite jewels and finished jewelry through two operating and reportable business segments: our Online Channels segment, which comprises our charlesandcolvard.com website, e-commerce marketplaces, drop-ship customers, and other pure-play, exclusively e-commerce, customers; and our Traditional segment, which consists of wholesale, retail, and historically television customers. We believe our expanding application of an omni-channel sales strategy across the jewelry trade and to the end consumer with branded finished jewelry featuring moissanite positions Charles & Colvard goods at the many touchpoints where consumers are when they are making their buying decisions – thereby creating greater exposure for our brand and increasing consumer demand.

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

As we pursue our Fiscal 2019 strategic initiatives, we are making various investments to drive near- and long-term sales growth, while balancing that with the goal of generating sustainable earnings improvement. We will be prudent about these investments by implementing a strategy that will enable us to move nimbly, measure risks carefully and make data-driven decisions.

In the nine months ended March 31, 2019, we added several new online retail outlets in support of the continued momentum in our Online Channels segment. To target the international market opportunity, we added new European channels including Amazon sites in Spain, Italy, France, Germany, and Japan. We began doing business in continental Australia – expanding our footprint to other marketplaces including Amazon.com.au, eBay.com.au, and Catch.com.au. We implemented a new CBT technology to support the expanding non-U.S. customer base that is shopping on our charlesandcolvard.com website. With this new product distribution solution, our international customers have a personalized, on-site experience including access to a seamless buying process and options for payment methods in local currency. In addition, we announced a new strategic partnership with Macy’s, Inc., which we are serving initially through the macys.com consumer website.

Our own e-commerce website, charlesandcolvard.com, delivered a 60% revenue increase over the year-ago nine-month fiscal period. This channel contributed to sales in our Online Channels segment which, in addition to drop-ship and pure-play e-commerce customers, as well as our marketplace customers, combined to deliver 31% net sales growth in our Online Channels segment and overall domestic sales compared with the prior year’s nine-month fiscal period. During the nine months ended March 31, 2019, net sales in our Traditional segment were essentially flat compared to the same fiscal period last year. Our international distributors continue to experience growth during the current nine-month fiscal period, which had a significant seasonal sales performance increase during the calendar year-end 2018 holidays.

Continued demand from both consumers and channel partners drove significant Forever OneTM sales, which represented 85% of net sales in the nine months ended March 31, 2019. During the first quarter of Fiscal 2019, we announced the availability of Moissanite by Charles & Colvard®, which represented approximately 6% of sales in the nine months ended March 31, 2019. Finished jewelry sales were up 16% over the prior fiscal year period, further validating engagement of the consumer through our Online Channels segment and our brick and mortar sales channel. During the nine months ended March 31, 2019, we increased our consignment inventory levels for both finished jewelry and loose gemstones by approximately $1.00 million. This increase in consignment inventory was related to our continued investment in supporting the success of the expanding finished jewelry sales programs with the retail partners in our brick and mortar channel. We reduced our legacy inventory by approximately $1.77 million during the nine months ended March 31, 2019, as we sold loose legacy gemstones and finished jewelry that featured legacy gemstones. As of March 31, 2019, we had approximately $4.64 million in cash, cash equivalents and restricted cash. We believe that with our current line of credit with White Oak Commercial Finance, LLC, or White Oak, access to other working capital resources, including but not limited to the potential issuance of debt or equity securities, together with future cash expected to be provided by operating activities, we are positioned with sufficient financial capacity and resources to pursue growth opportunities, invest in the business, and implement other shareholder value-enhancing initiatives.

Our total consolidated net sales for the nine months ended March 31, 2019 of $24.64 million were 15% greater than total consolidated net sales during the nine months ended March 31, 2018. The increase in consolidated net sales for the nine months ended March 31, 2019 was due primarily to strong seasonal sales for both Valentine’s Day and the calendar year-end 2018 holiday coupled with increased demand for our Forever OneTM gemstones over the comparable period in the prior fiscal year, reflecting higher finished jewelry net sales. Online Channels segment net sales for the nine months ended March 31, 2019 of $12.70 million were 31% higher than Online Channels segment net sales during the nine months ended March 31, 2018. Expanded jewelry selections resulted in higher finished jewelry sales and ongoing increased demand for our Forever OneTM and Moissanite by Charles & Colvard® gemstones during the nine months ended March 31, 2019 as evidenced through our increased presence on e-commerce outlets, including marketplaces and through charlesandcolvard.com within our Online Channels segment. Traditional segment net sales for the nine months ended March 31, 2019 of $11.93 million were 1% higher than Traditional segment net sales during the nine months ended March 31, 2018. This increase was principally driven by higher gemstone sales through our international distribution channel during the nine months ended March 31, 2019 as a result of our ongoing initiatives with these customers. This   increase was offset somewhat by a decrease in the domestic distribution channel that primarily distributes loose gems to independent retail jewelers.

Finished jewelry net sales for the nine months ended March 31, 2019 comprised 48% of our total consolidated net sales and increased 16% to $11.71 million, compared with $10.08 million for the nine-month period ended March 31, 2018, primarily due to strong finished jewelry product sales in our Online Channels segment and in our Traditional segment. Loose jewel sales comprised 52% of our total consolidated net sales for the nine months ended March 31, 2019 and increased 13% to $12.93 million, compared with $11.43 million for the nine months ended March 31, 2018, primarily due to higher international distributor and jewelry manufacturer demand.

Operating expenses were $9.42 million for the nine months ended March 31, 2019, compared with $9.22 million for the nine-month period ended March 31, 2018. Sales and marketing expenses increased approximately $249,000, or 4%, to $5.90 million, primarily as a result of an increase in advertising and digital marketing expenses principally from increased Internet marketing expenses, higher volume-based credit card transaction fees, and expenses associated with a customer leadership summit. These increases were partially offset by decreased compensation-related expenses and lower travel-related expenses. General and administrative expenses decreased approximately $52,000, or 1%, to $3.52 million primarily as a result of a net decrease in professional services principally related to hiring a full-time in-house counsel offset by the timing of annual and transition period legal and audit fees in connection with the change in our fiscal year-end, a decrease in compensation-related expenses, and decreases in travel-related expenses. These decreases were further offset in part by an increase in business taxes and licenses, an increase in insurance-related expenses and an increase in expenses related to the timing of our annual meeting and shareholder communications due to the change in our fiscal year-end.

We had net income of approximately $2.11 million, or $0.10 net income per diluted share, for the nine-month period ended March 31, 2019, compared to a net loss of approximately $69,000, or $0.00 net loss per diluted share, for the nine months ended March 31, 2018. The period-over-period favorable change in financial results reflects the ongoing effects of an improved gross margin due to increased sales of direct-to-consumer finished jewelry products in our Online Channels segment, increased sales of Forever One™ and Moissanite by Charles & Colvard® products in our Traditional segment, as well as the benefit from increased efficiencies in our supply chain. The net income for the nine months ended March 31, 2019 also reflects improved operating margins, which is evidence of our ongoing efforts of controlling costs and investing wisely to meet our long-term goal of prudent spend management balanced with growth-oriented investments that generate sustainable earnings improvement.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which we prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities. “Critical accounting policies and estimates” are defined as those most important to the financial statement presentation and that require the most difficult, subjective, or complex judgments. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Under different assumptions and/or conditions, actual results of operations may materially differ. We have disclosed our critical accounting policies and estimates in our 2018 Transition Report, and that disclosure should be read in conjunction with this Quarterly Report on Form 10-Q. Except as set forth below, there have been no significant changes in our critical accounting policies and estimates during the first nine months of Fiscal 2019.

Restricted Cash – See Note 2, “Basis of Presentation and Significant Accounting Policies”, in the Notes to Condensed Consolidated Financial Statements for disclosure regarding our accounting policy for restricted cash.

Results of Operations

The following table sets forth certain consolidated statements of operations data for the three and nine months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Net sales	$7,902,242	$6,762,750	$24,636,409	$21,508,540
Costs and expenses:
Cost of goods sold	4,150,229	4,115,548	13,110,185	12,525,465
Sales and marketing	1,912,484	1,865,940	5,900,501	5,651,106
General and administrative	1,042,048	1,354,410	3,517,004	3,569,351
Research and development	-	-	1,422	570
Total costs and expenses	7,104,761	7,335,898	22,529,112	21,746,493
Income (Loss) from operations	797,481	(573,148)	2,107,297	(237,952)
Other (expense) income:
Interest expense	(287)	(139)	(985)	(588)
Loss on foreign currency exchange	(209)	-	(311)	-
Gain on insurance claim settlement	-	-	-	183,217
Other expense	-	-	(13)	-
Total other (expense) income	(496)	(139)	(1,309)	182,629
Income (Loss) before income taxes	796,985	(573,287)	2,105,988	(55,323)
Income tax benefit (expense)	17,099	(4,767)	7,565	(13,781)
Net income (loss)	$814,084	$(578,054)	$2,113,553	$(69,104)

Consolidated Net Sales

Consolidated net sales for the three and nine months ended March 31, 2019 and 2018 comprise the following:

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2019	2018	Dollars	Percent	2019	2018	Dollars	Percent
Finished jewelry	$3,958,061	$3,245,326	$712,735	22%	$11,709,955	$10,082,731	$1,627,224	16%
Loose jewels	3,944,181	3,517,424	426,757	12%	12,926,454	11,425,809	1,500,645	13%
Total consolidated net sales	$7,902,242	$6,762,750	$1,139,492	17%	$24,636,409	$21,508,540	$3,127,869	15%

Consolidated net sales were $7.90 million for the three months ended March 31, 2019 compared to $6.76 million for the three months ended March 31, 2018, an increase of $1.14 million, or 17%. Consolidated net sales were $24.64 million for the nine months ended March 31, 2019 compared to $21.51 million for the nine months ended March 31, 2018, an increase of $3.13 million, or 15%. The increase in consolidated net sales for the three and nine months ended March 31, 2019 was due primarily to strong seasonal sales for both Valentine’s Day and the calendar year-end holiday as well as increased consumer awareness and demand for our moissanite gemstones and jewelry. These results were evidence of strong finished jewelry product net sales and higher loose jewel net sales during the three and nine months ended March 31, 2019 in both our Online Channels segment and Traditional segment. The increases in our Online Channels segment and Traditional segment net sales in the three and nine months ended March 31, 2019 were partially offset by lower finished jewelry product sales in our Traditional segment.

Sales of finished jewelry represented 50% and 48% of total consolidated net sales for the three and nine months ended March 31, 2019, respectively, compared to 48% and 47%, respectively, of total consolidated net sales for the corresponding periods of the prior year. For the three months ended March 31, 2019, finished jewelry sales were $3.96 million compared to $3.25 million for the corresponding period of the prior year, an increase of approximately $713,000, or 22%.  For the nine months ended March 31, 2019, finished jewelry sales were $11.71 million compared to $10.08 million for the corresponding period of the prior year, an increase of approximately $1.63 million, or 16%. The increase in finished jewelry sales for the three- and nine-month periods ended March 31, 2019 was due primarily to higher finished jewelry retail sales in our Online Channels segment as well as increased sales of Forever One™ and Moissanite by Charles & Colvard® products in our Traditional segment.

Sales of loose jewels represented 50% and 52% of total consolidated net sales for the three and nine months ended March 31, 2019, respectively, compared to 52% and 53%, respectively, of total consolidated net sales for the corresponding periods of the prior year. For the three months ended March 31, 2019, loose jewel sales were $3.94 million compared to $3.52 million for the corresponding period of the prior year, an increase of $427,000, or 12%. For the nine months ended March 31, 2019, loose jewel sales were $12.93 million compared to $11.43 million for the corresponding period of the prior year, an increase of $1.50 million, or 13%. The increase for both the three and nine months ended March 31, 2019 was primarily due to higher loose jewel net sales in both our Online Channels segment and principally through the international distribution channel in our Traditional segment.

U.S. net sales accounted for approximately 88% of total consolidated net sales for both the three and nine months ended March 31, 2019, respectively, compared to 93% of total consolidated net sales for both corresponding periods of the prior year. U.S. net sales increased to $6.99 million, or 11%, during the three months ended March 31, 2019 from the corresponding period of the prior year primarily as a result of ongoing increased demand and increased sales from our Online Channels segment. U.S. net sales increased to $21.68 million, or 8%, during the nine months ended March 31, 2019 from the corresponding period of the prior year primarily as a result of increased sales to U.S. customers in our Online Channels segment.

Our largest U.S. customer during the three months ended March 31, 2019 and second largest U.S. customer during the three months ended March 31, 2018 accounted for 12% of total consolidated net sales during each respective period. This same customer accounted for 14% and 16%, respectively, of total consolidated net sales during the nine months ended March 31, 2019 and 2018 and was also our largest U.S. customer during both periods. Other than our largest U.S. customer during the three months ended March 31, 2019, we had no other customers with sales that represented 10% or more of total consolidated net sales for the period then ended. Our second largest U.S. customer during the nine months ended March 31, 2019 and 2018 accounted for 10% and 12%, respectively, of our total consolidated net sales for such periods. This same customer was also our largest U.S. customer during the three months ended March 31, 2018 and accounted for 16% of total consolidated net sales during the period then ended. We expect that we will remain dependent on our ability, and that of our largest U.S. customers, to maintain and enhance retail programs. A change in or loss of any of these customer or retailer relationships could have a material adverse effect on our results of operations.

International net sales accounted for approximately 12% of total consolidated net sales for the three and nine months ended March 31, 2019, respectively, compared to 7% of total consolidated net sales for both corresponding periods of the prior year. International net sales increased 107% and 101% during the three and nine months ended March 31, 2019, respectively, from the corresponding periods of the prior year principally as a result of growth in distributors we serve in the China and Hong Kong markets as demand for loose jewels in these markets was up substantially compared to the corresponding periods of the prior fiscal year. We continue to evaluate these and other potential distributors in international markets to determine the best long-term partners. As a result, and in light of ongoing international trade challenges, our sales in these markets may continue to fluctuate significantly each reporting period.

We did not have an international customer account for 10% or more of total consolidated sales during the three and nine months ended March 31, 2019 or 2018. A portion of our international consolidated sales represents jewels sold internationally that may be re-imported to U.S. retailers. Our top three international distributors by sales volume during both the three and nine months ended March 31, 2019 were located in Hong Kong, Hong Kong, and Canada.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the three and nine months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2019	2018	Dollars	Percent	2019	2018	Dollars	Percent
Product line cost of goods sold:
Finished jewelry	$1,633,379	$2,034,401	$(401,022)	-20%	$5,161,046	$5,644,294	$(483,248)	-9%
Loose jewels	1,906,183	1,887,893	18,290	1%	6,425,361	6,009,462	415,899	7%
Total product line cost of goods sold	3,539,562	3,922,294	(382,732)	-10%	11,586,407	11,653,756	(67,349)	-1%
Non-product line cost of goods sold	610,667	193,254	417,413	216%	1,523,778	871,709	652,069	75%
Total cost of goods sold	$4,150,229	$4,115,548	$34,681	1%	$13,110,185	$12,525,465	$584,720	5%

Total cost of goods sold was $4.15 million for the three months ended March 31, 2019 compared to $4.12 million for the three months ended March 31, 2018, a net increase of approximately $35,000, or 1%. Total cost of goods sold was $13.11 million for the nine months ended March 31, 2019 compared to $12.53 million for the nine months ended March 31, 2018, an increase of approximately $585,000, or 5%. Product line cost of goods sold is defined as product cost of goods sold in each of our Online Channels segment and Traditional segment excluding non-capitalized expenses from our manufacturing and production control departments, comprising personnel costs, depreciation, rent, utilities, and corporate overhead allocations; freight out; inventory valuation allowance adjustments; and other inventory adjustments, comprising costs of quality issues, damaged goods, and inventory write-downs.

The net change in total cost of goods sold for the three months ended March 31, 2019 compared to the same period in 2018 was essentially flat. However, while we had a substantial increase in overall sales volume in our Online Channels segment during this period, we began to see the benefits this quarter of favorable materials costs and efficiencies gained from within our manufacturing and production processes. The net increase in non-product line cost of goods sold comprises an unfavorable change in inventory valuation allowances of approximately $573,000 primarily related to an increase in obsolescence reserves in the three months ended March 31, 2019. This increase was offset in part by an approximate $77,000 decrease in non-capitalized manufacturing and production control expenses principally due to the timing when work-in-process is received into inventory and overhead costs are allocated; an approximate $76,000 favorable change in other inventory adjustments related to adverse production standard cost variances during the three months ended March 31, 2018 that were not repeated in the current year period; and an approximate $3,000 decrease in freight out during the three months ended March 31, 2019 as a result of a blend of the mix of lower-cost shipping destinations.

The increase in total cost of goods sold for the nine months ended March 31, 2019 compared to the nine-month period ended March 31, 2018 was primarily driven by the substantial increase in overall sales volume in our Online Channels segment during the fiscal period. However, the net increase in cost of goods sold was not as significant as our increase in sales as a result of realizing the benefits during this period of favorable materials costs and efficiencies gained from within our manufacturing and production processes. The net increase in non-product line cost of goods sold comprises an approximately $574,000 unfavorable change in other inventory adjustments related to favorable production standard cost variances during the nine months ended March 31, 2018 that were not repeated in the current year period; an unfavorable change in inventory valuation allowances of approximately $74,000 primarily related to an increase in obsolescence reserves in the nine months ended March 31, 2019; and an approximate $56,000 increase in freight out during the nine months ended March 31, 2019 resulting from higher shipment levels during the period. These increases were offset partially by an approximate $52,000 decrease in non-capitalized manufacturing and production control expenses primarily related to the timing when work-in-process is received into inventory and overhead costs are allocated.

For further discussion of non-product line cost of goods sold for the periods presented, see Note 3, “Segment Information and Geographic Data,” in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Sales and Marketing

Sales and marketing expenses for the three and nine months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2019	2018	Dollars	Percent	2019	2018	Dollars	Percent
Sales and marketing	$1,912,484	$1,865,940	$46,544	2%	$5,900,501	$5,651,106	$249,395	4%

Sales and marketing expenses were $1.91 million for the three months ended March 31, 2019 compared to $1.87 million for the three months ended March 31, 2018, an increase of approximately $47,000, or 2%. Sales and marketing expenses were $5.90 million for the nine months ended March 31, 2019 compared to $5.65 million for the nine months ended March 31, 2018, an increase of approximately $249,000, or 4%.

The increase in sales and marketing expenses for the three months ended March 31, 2019 compared to the same period in 2018 was primarily due to a $180,000 increase in advertising and marketing expenses; a $56,000 increase in professional services fees; a $54,000 increase in general office-related expenses; a $6,000 increase in software-related costs principally in connection with maintenance agreements as well as other software-related agreements; and a $6,000 net increase in all other sales and marketing expenses. These increases were partially offset by a $234,000 decrease in compensation-related expenses and a $21,000 decrease in travel expenses.

The increase in advertising and marketing expenses for the three months ended March 31, 2019 compared to the same period in 2018 was primarily due to a $217,000 increase in digital and social media marketing; a $6,000 increase in print media expenses; and a $3,000 increase in outside agency fees. These increases were partially offset by a $40,000 decrease in cooperative advertising and a $6,000 decrease in promotional expenses, primarily related to video production costs by bringing these capabilities in-house.

Compensation expenses for the three months ended March 31, 2019 compared to the same period in 2018 decreased primarily as a result of a $237,000 decrease in salaries, commissions, and related employee benefits in the aggregate; a $23,000 decrease in employee stock-based compensation expense; and a $12,000 decrease in severance expense. These decreases were partially offset by a $38,000 increase in bonus expense.

The increase in sales and marketing expenses for the nine months ended March 31, 2019 compared to the nine-month period ended March 31, 2018 was primarily due to a $510,000 increase in advertising and marketing expenses; a $133,000 increase in general office-related expenses, which are principally related to (i) costs associated with a customer leadership summit, and (ii) higher credit card transaction fees; a $62,000 increase in professional services fees; a $28,000 increase in depreciation and amortization expense; and a $14,000 increase in software-related costs principally in connection with maintenance agreements as well as other software-related agreements. These increases were partially offset by a $377,000 decrease in compensation-related expense; a $72,000 decrease in travel expenses; a $46,000 decrease in employment agency recruiting fees; and a $3,000 net decrease in all other sales and marketing expenses.

The increase in advertising and marketing expenses for the nine months ended March 31, 2019 compared to the nine-month period ended March 31, 2018 comprises a $658,000 increase in digital and social media marketing and a $51,000 increase in cooperative advertising. These increases were partially offset by an $87,000 decrease in outside agency fees; a $79,000 decrease in promotional expenses, primarily related to video production costs by bringing these capabilities in-house; a $24,000 decrease in print media expenses; a $6,000 decrease in trade show-related expenses; and a $3,000 net decrease in all other advertising and digital marketing expenses.

Compensation expenses for the nine months ended March 31, 2019 compared to the nine-month period ended March 31, 2018 decreased primarily as a result of a $483,000 decrease in salaries, commissions, and related employee benefits in the aggregate; a $10,000 decrease in severance expenses; a $9,000 decrease in employee stock-based compensation expense; and an $8,000 decrease in relocation expense related to personnel changes. These decreases were partially offset by a $133,000 increase in bonus expense.

General and Administrative

General and administrative expenses for the three and nine months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2019	2018	Dollars	Percent	2019	2018	Dollars	Percent
General and administrative	$1,042,048	$1,354,410	$(312,362)	-23%	$3,517,004	$3,569,352	$(52,348)	-1%

General and administrative expenses were $1.04 million for the three months ended March 31, 2019 compared to $1.35 million for the three months ended March 31, 2018, a decrease of approximately $312,000, or 23%. General and administrative expenses were $3.52 million for the nine months ended March 31, 2019 compared to $3.57 million for the nine months ended March 31, 2018, a decrease of approximately $52,000, or 1%.

The decrease in general and administrative expenses for the three months ended March 31, 2019 compared to the same period in 2018 was primarily due to a $194,000 decrease in professional services fees; an $85,000 decrease in compensation-related expenses; a $15,000 decrease in bank fees; a $12,000 decrease in office supplies; a $7,000 decrease in depreciation and amortization expense; a $4,000 decrease in employment agency recruiting fees; a $3,000 decrease in equipment rental expense; and a $2,000 net decrease in all other general and administrative expenses. These decreases were partially offset by a $5,000 increase in insurance expenses; a $3,000 increase in travel expenses; and a $2,000 increase in bad debt expense associated with our allowance for doubtful accounts reserve policy.

Professional services fees decreased for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to a decrease of $123,000 in legal fees as a result of hiring a full-time in-house counsel and the timing of our SEC filings due to the change in our fiscal year-end; a $41,000 decrease in accounting services related to the timing of our annual audit due to the change in our fiscal year-end; a decrease of $28,000 in consulting and other professional services primarily related to an accounting and financial reporting related project; and a $2,000 decrease in investor and public relations expenses.

Compensation expenses decreased for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to a $65,000 decrease in salaries and related employee benefits in the aggregate and a $35,000 decrease in employee stock-based compensation expense. These decreases were offset in part by a $15,000 increase in bonus expense.

The decrease in general and administrative expenses for the nine months ended March 31, 2019 compared to the nine-month period ended March 31, 2018 was primarily due to a $67,000 decrease in professional services fees; a $52,000 decrease in compensation-related expenses; a $23,000 decrease in travel expenses associated with our cost control efforts; a $12,000 decrease in equipment-related rental expense; a $10,000 decrease in general office-related expenses; a $3,000 decrease in bank fees; and a $2,000 decrease in depreciation and amortization expense. These decreases were partially offset by a $40,000 increase in business taxes and licenses, principally franchise taxes; a $28,000 increase in insurance expenses, primarily related to general liability insurance; a $20,000 increase in expenses related to the timing of our annual meeting and shareholder communications due to the change in our fiscal year-end; an $11,000 increase in bad debt expense associated with our allowance for doubtful accounts reserve policy and reflecting our current increased sales level; a $10,000 increase in employee health and welfare benefit-related expenses; a $3,000 increase in board retainer fees; and a $5,000 net increase in all other general and administrative expenses.

Professional services fees decreased for the nine months ended March 31, 2019 compared to the nine-month period ended March 31, 2018 primarily due to a $159,000 decrease in legal fees principally as a result of hiring a full-time in-house counsel and a $7,000 decrease in investor and public relations expenses. These decreases were partially offset by a $99,000 increase in accounting services related to the timing of our annual and transition period audits due to the change in our fiscal year-end.

Compensation expenses decreased for the nine months ended March 31, 2019 compared to the nine-month period ended March 31, 2018 primarily due to a $42,000 decrease in employee stock-based compensation expense and a $38,000 decrease in severance expenses related to personnel changes. These decreases were partially offset by $27,000 increase in salaries and related employee benefits in the aggregate and a $1,000 increase in bonus expense.

Loss on Foreign Currency Exchange

Loss on foreign currency exchange related to foreign sales transacted in functional currencies other than the U.S. dollar for the three and nine months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2019	2018	Dollars	Percent	2019	2018	Dollars	Percent
Loss on foreign currency exchange	$209	$-	$209	100%	$311	$-	$311	100%

During the three and nine months ended March 31, 2019, we had international sales transactions denominated in currencies other than the U.S dollar that resulted in foreign currency exchange net losses. We had no such non-U.S. dollar denominated sales transactions during the three and nine months ended March 31, 2018.

Gain on Insurance Claim Settlement

Gain on insurance claim settlement for the three and nine months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2019	2018	Dollars	Percent	2019	2018	Dollars	Percent
Gain on insurance claim settlement	$-	$-	$-	-%	$-	$183,217	$(183,217)	-100%

In December 2017, we settled an outstanding insurance claim related to recovery of costs previously expensed and written off associated with insured losses incurred in connection with a shipment of work-in-process materials. The gain represents the excess recovery over amounts previously expensed and written off. We had no such settlements of outstanding insurance claims during the three months ended March 31, 2018 and nine months ended March 31, 2019.

Provision for Income Taxes

As of June 30, 2018, we recognized the expected underlying tax benefit relating to the realization of the recoverable portion of our alternative minimum tax, or AMT, -related deferred tax credit carryforwards, net of an expected sequestration reduction. However, on January 14, 2019, the Internal Revenue Service, or the IRS, announced that refund payments and refund offset transactions due to refundable minimum tax credits associated with the repeal of corporate AMT as part of the Tax Cuts and Jobs Act enacted in December 2017 would not be subject to sequestration. Accordingly, following the IRS’s announcement that AMT credit refunds would not be subject to the government sequestration amount, in January 2019 we recognized the additional underlying tax benefit available to us and recorded the sequestered portion of the AMT credit refund in the amount of approximately $23,000.

We recognized an income tax expense of approximately $6,000 and $5,000, respectively, for the three-month periods ended March 31, 2019 and 2018. We recognized an income tax expense of approximately $15,000 and $14,000 for the nine-month periods ended March 31, 2019 and 2018, respectively. Income tax provisions in these periods primarily relate to estimated taxes, penalties, and interest associated with uncertain tax positions.

As of each reporting date, management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. Beginning in 2014, management determined that negative evidence outweighed the positive and established a full valuation allowance against our deferred tax assets, which we continued to maintain as of March 31, 2019 and June 30, 2018.

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of March 31, 2019, our principal sources of liquidity were cash, cash equivalents, and restricted cash totaling $4.64 million, trade accounts receivable of $1.43 million, and net current inventory of $11.38 million, as compared to cash, cash equivalents, and restricted cash totaling $3.39 million, trade accounts receivable of $1.77 million, and net current inventory of $10.98 million as of June 30, 2018. As described more fully below, we also have access to our $5.00 million asset-based revolving credit facility with White Oak, or the White Oak Credit Facility.

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

During the nine months ended March 31, 2019, our working capital increased by approximately $850,000 to $13.12 million from $12.27 million at June 30, 2018. As described more fully below, the increase in working capital at March 31, 2019 is primarily attributable to an increase in our cash, cash equivalents, and restricted cash resulting from cash provided by our operations; a decrease in accounts payable; and an increase in our allocation of inventory to short-term from long-term. These factors were offset partially by a decrease in accounts receivable; a net increase in accrued expenses and other liabilities; and a net decrease in prepaid expenses and other assets.

During the nine months ended March 31, 2019, approximately $1.64 million of cash was provided by our operations. The primary drivers underlying our generation of cash during this period were net income in the amount of $2.11 million; a net increase in accrued expenses and other liabilities of $616,000; and a decrease in accounts receivable of $241,000. In addition, the net effect of the changes in combined non-cash items totaling $1.20 million also favorably impacted net cash provided by operating activities during the nine months ended March 31, 2019.
These factors were offset partially by an increase in inventory of $2.25 million to meet expected growth requirements in our own and other e-commerce marketplaces as well as our expanding presence in brick-and-mortar partners’ locations; a decrease in accounts payable of $280,000; and a net increase in prepaid expenses and other assets of $1,000.

Accounts receivable decreased principally due to increased cash collections during the nine months ended March 31, 2019. We did not offer any extended Traditional segment customer payment terms during the nine months ended March 31, 2019; however, we may offer these terms from time to time, which may not immediately increase liquidity as a result of current-period sales. We believe our competitors and other vendors in the wholesale jewelry industry have expanded their use of extended payment terms and, in aggregate, we believe that through our use of extended payment terms, we provide a competitive response in our market and that our net sales have been favorably impacted. We are unable to estimate the impact of this program on our net sales, but if we ceased providing extended payment terms in select instances, we believe we would not be competitive for some Traditional segment customers in the marketplace and that our net sales and profits would likely decrease.

We manufactured approximately $10.84 million in loose jewels and $6.30 million in finished jewelry, which includes the cost of the loose jewels and the purchase of precious metals and labor in connection with jewelry production, during the nine months ended March 31, 2019. We expect our purchases of precious metals and labor to increase as we increase our finished jewelry business. In addition, we are subject to the worldwide fluctuation of the price of gold that, if increased, would result in higher retail price points for gold finished jewelry. Because the market price of gold and other precious metals is beyond our control, the upward price trends could continue and have a negative impact on our operating cash flow as we manufacture finished jewelry.

Our inventory principally comprises the following two types of materials: (i) new material that has been produced since September 2015 to the present, which is the raw material for our Forever OneTM and Moissanite by Charles and Colvard® products with colorless and near colorless gemstones, or New Material; and (ii) legacy material that was produced through the period ended August 2015, which is the raw material for our Forever ClassicTM, Forever Brilliant® and lower grade gemstones, or Legacy Material. Of our total inventory as of March 31, 2019, 77% of the total inventory was New Material, while 23% was Legacy Material, as compared to percentages of total inventory of 70% of New Material and 30% of Legacy Material at June 30, 2018. We are actively selling Legacy Material as finished goods jewelry and loose gemstones through our omni-channel strategy. A more detailed description of our inventories is included in Note 5, “Inventories,” in the Notes to Condensed Consolidated Financial Statements.

Historically, our raw material inventories of SiC crystals had been purchased under exclusive supply agreements with a limited number of suppliers. Because the supply agreements restricted the sale of these crystals exclusively to us, the suppliers negotiated minimum purchase commitments with us that, when combined with reduced sales levels during prior periods in which the purchase commitments were in effect, have resulted in levels of inventories that are higher than we might otherwise maintain. As of March 31, 2019, $22.33 million of our inventories were classified as long-term assets. Loose jewel sales and finished jewelry that we manufacture will utilize both the finished goods loose jewels currently on-hand and, as we deplete certain shapes and sizes, our on-hand raw material SiC crystals of $3.97 million and new raw material that we are purchasing pursuant to the Supply Agreement.

On December 12, 2014, we entered into the Supply Agreement with Cree. Under the Supply Agreement, subject to certain terms and conditions, we agreed to exclusively purchase from Cree, and Cree agreed to exclusively supply, 100% of our required SiC materials in quarterly installments that must equal or exceed a set minimum order quantity. The initial term of the Supply Agreement was scheduled to expire on June 24, 2018, unless extended by the parties. Effective June 22, 2018, the Supply Agreement was amended to extend the expiration date to June 25, 2023. The Supply Agreement, as amended, also provides for the exclusive supply of our premium moissanite product, Forever One™ and provides us with one option, subject to certain conditions, to unilaterally extend the term of the Supply Agreement for an additional two-year period following the expiration of the initial term. In addition, the Supply Agreement was amended further to establish a process by which Cree may begin producing alternate SiC material based on our specifications that will give us the flexibility to use the materials in a broader variety of our products, as well as to permit us to purchase certain amounts of SiC materials from third parties under limited conditions. Our total purchase commitment under the Supply Agreement, as amended, until June 2023 is approximately $52.95 million, of which approximately $46.22 remains to be purchased as of March 31, 2019. Over the life of the Supply Agreement, as amended, our future minimum annual purchase commitments of SiC crystals range from approximately $9 million to $12 million each year.

During the nine months ended March 31, 2019, we purchased approximately $6.67 million of SiC crystals from Cree. Going forward, we expect to use existing cash and cash equivalents and access to other working capital resources, including but not limited to accessing our White Oak Credit Facility and the potential issuance of equity or debt securities, together with future cash expected to be provided by operating activities, to finance our purchase commitment under the Supply Agreement, as amended.

We made no income tax payments during the nine months ended March 31, 2019. As of March 31, 2019, we continued to have approximately $313,000 of remaining federal income tax credits, $289,000 of which expire between 2019 and 2021 and the balance without an expiration, which can be carried forward to offset future income taxes. As of March 31, 2019, we also continued to have (i) a federal tax net operating loss carryforward of approximately $26.28 million expiring between 2020 and 2037, which can be used to offset against future federal taxable income; and (ii) North Carolina tax net operating loss carryforwards of approximately $20.24 million expiring between 2023 and 2033; and (ii) various other state tax net operating loss carryforwards expiring between 2021 and 2034, which can be used to offset against future state taxable income.

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

As of March 31, 2019, we had not borrowed against the White Oak Credit Facility.

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

We believe that our existing cash and cash equivalents, and access to other working capital resources, including but not limited to the potential issuance of debt or equity securities, together with future cash expected to be provided by operating activities, will be sufficient to meet our working capital and capital expenditure needs over the next 12 months. Our future capital requirements and the adequacy of available funds will depend on many factors, including (i) our rate of sales growth; (ii) the expansion of our sales and marketing activities; (iii) the timing and extent of raw materials and labor purchases in connection with loose jewel production to support our moissanite jewelry business, as well as precious metals and labor purchases in connection with jewelry production to support our finished jewelry business; (iv) the timing of capital expenditures; and (v) the risk factors described in more detail in “Risk Factors” in this report, in our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2018 and December 31, 2018, and in Part I, Item 1A of our 2018 Transition Report. We obtained the White Oak Credit Facility to mitigate these risks to our cash and liquidity position. In addition, our growth strategies may include investments in our existing business or making acquisitions of complementary businesses, which could also require us to seek additional debt or equity financing.

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

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. During the three months ended March 31, 2019, we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 1A.	Risk Factors

We discuss in our Transition Report on Form 10-KT for the transition period ended June 30, 2018 and our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2018 and December 31, 2018 various risks that may materially affect our business. There have been no material changes to such risks, except as set forth below.

Our failure to maintain compliance with Nasdaq’s continued listing requirements could result in the delisting of our common stock. Our common stock is currently listed on The Nasdaq Capital Market. In order to maintain this listing, we must satisfy minimum financial and other requirements. On two separate occasions in the past five years, we have received notification letters from Nasdaq indicating that we were not in compliance with listing requirements because the minimum bid price of our common stock closed below $1.00 per share for 30 consecutive business days. However, Nasdaq subsequently notified us that in both instances we had regained compliance with the minimum bid price requirement. If we fail to satisfy Nasdaq’s listing requirements in the future, we expect to take actions to regain compliance, but we can provide no assurance that any such action would prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements. If our common stock is delisted from Nasdaq, the delisting could substantially decrease trading in our common stock and adversely affect the market liquidity of our common stock; adversely affect our ability to obtain financing on acceptable terms, if at all; and may result in the potential loss of confidence by investors, suppliers, customers, and employees and fewer business development opportunities. Additionally, the market price of our common stock may decline further and shareholders may lose some or all of their investment.

Item 6.	Exhibits

The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description

10.1
Charles & Colvard, Ltd. Fiscal 2019 Q3-Q4 Senior Management Equity Incentive Program, effective January 1, 2019 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on February 13, 2019)

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

101
The following materials from Charles & Colvard, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARLES & COLVARD, LTD.

	By:	/s/ Suzanne Miglucci
May 9, 2019		Suzanne Miglucci
President and Chief Executive Officer

	By:	/s/ Clint J. Pete
May 9, 2019		Clint J. Pete
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)