Form 10-K
period 2019-06-30
CHARLES & COLVARD LTD
filed 2019-09-06
CIK 1015155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2019

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
Yes ☐        No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐        No ☒

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
Yes ☐        No   ☒

As of December 31, 2018, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant was $15,818,991 based on the closing sales price as reported on The Nasdaq Capital Market.

As of August 29, 2019, there were 28,983,069 shares of the registrant’s common stock, no par value per share, outstanding.

DOCUMENT INCORPORATED BY REFERENCE

Certain portions of the Proxy Statement for the registrant’s 2019 Annual Meeting of Shareholders to be held on November 21, 2019 are incorporated by reference into Part III of this Annual Report on Form 10-K.

CHARLES & COLVARD, LTD.

FORM 10-K
For the Fiscal Year Ended June 30, 2019

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

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future. You should be aware that although the forward-looking statements included herein represent management’s current judgment and expectations, our actual results may differ materially from those projected, stated, or implied in these forward-looking statements as a result of many factors including, but not limited to, our dependence on increased consumer acceptance, growth of sales of our products, and operational execution of our strategic initiatives; the impact of the execution of our business plans on our liquidity; our ability to fulfill orders on a timely basis; intense competition in the worldwide jewelry industry; the financial difficulties or insolvency of one or more of our major customers and their willingness and ability to market our products; dependence on a limited number of distributor and retail partners in our Traditional segment; dependence on our exclusive supply agreement with Cree, Inc., or Cree, for the supply of our silicon carbide, or SiC, crystals for the foreseeable future; general economic and market conditions, including the current economic environment; risks of conducting business in foreign countries; inaccuracies in assumptions, estimates and data we use to calculate certain of our key operating metrics; our ability to maintain compliance with The Nasdaq Stock Market’s continued listing requirements; quality control challenges from time to time that can result in lost revenue and harm to our brands and reputation; the potential impact of seasonality on our business; the impact of natural disasters and other events beyond our control on our operations; the pricing of precious metals, which is beyond our control; our current customers’ potential perception of us as a competitor in the finished jewelry business;  the impact of significant changes in e-commerce opportunities, technology, or models; the risk of a failure of our information technology infrastructure or a failure to protect confidential information against security breaches; our ability to protect our intellectual property; the potential adverse impact of negative or inaccurate information on social media; the failure to evaluate, implement, and integrate strategic opportunities; possible adverse effects of governmental regulation and oversight; and the impact of anti-takeover provisions included in our charter documents, in addition to the other risks and uncertainties described in more detail in “Risk Factors” in Part I, Item 1A, of this Annual Report on Form 10-K. Forward-looking statements speak only as of the date they are made. We undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur except as required by the federal securities laws, and you are urged to review and consider disclosures that we make in the reports that we file with the Securities and Exchange Commission, or SEC, that discuss other factors relevant to our business.

EXPLANATORY NOTE REGARDING THIS ANNUAL REPORT

As previously reported, we changed our fiscal year end to June 30 from December 31, effective July 1, 2018. This annual report is for the twelve-month period from July 1, 2018 to June 30, 2019. References in this report to “fiscal year” refer to the year ended June 30. References in this report to “transition period” refer to the six-month transition period from January 1, 2018 to June 30, 2018. References in this report to “calendar year” refer to the year ended December 31.

PART I

Item 1.	Business

Overview

Our Mission

At Charles & Colvard, Ltd., we believe luxury can be both beautiful and conscientious. With innovative technology and sustainable practices, our goal is to lead a revolution in the jewelry industry – delivering a brilliant product at extraordinary value balanced with environmental and social responsibility.

About Charles & Colvard

Charles & Colvard, Ltd., a North Carolina corporation founded in 1995 (which may be referred to as Charles & Colvard, we, us, or our), manufactures, markets and distributes Charles & Colvard Created Moissanite® (which we refer to as moissanite or moissanite jewels) and finished jewelry featuring our proprietary moissanite gemstone for sale in the worldwide jewelry market. Our unique differentiator, moissanite – The World’s Most Brilliant Gem® – is core to our ambition to create a movement around beautiful, environmentally and socially responsible fine jewelry and fashion jewelry. Charles & Colvard is the originator of lab-created moissanite, and we believe that we are leading the way in delivering the premium moissanite brand through technological advances in gemstone manufacturing, cutting, polishing and setting. By coupling what we believe to be unprecedented gemstones with responsibly-sourced precious metals, we are delivering a uniquely-positioned product line for the conscientious consumer.

Our strategy is to build a globally revered brand of gemstones and finished jewelry that appeals to a wide consumer audience and leverages our advantage of being the original and leading worldwide source of moissanite. We believe a direct relationship with consumers is important to this strategy, which entails delivering tailored educational content, engaging in dialogue with our audience, and positioning our brand to meet the demands of today’s discerning consumer. In June 2019, we successfully completed an underwritten public offering of 6,250,000 shares of our common stock, which, together with the partial exercise of the underwriters’ over-allotment option for an additional 630,500 shares in July, resulted in total gross proceeds of approximately $11.01 million, before deducting the underwriting discount and fees and expenses of approximately $1.02 million. The timing of this financing event is critical given the growing worldwide acceptance of lab-created gemstones with emerging generations of consumers. These proceeds, which we intend to use for marketing and for general corporate and working capital purposes, will enable us to focus efforts on expanding the Charles & Colvard global brand awareness with our target consumer and further develop our global omni-channel sales strategy with a primary focus on top line growth. For more detailed information about our planned use of targeted funds for reinvestment into our business, see Marketing to the Online Channels Segment below.

We sell loose moissanite jewels and finished jewelry through two operating segments: our Online Channels segment, which comprises our charlesandcolvard.com website, e-commerce outlets, including marketplaces, drop-ship customers, and other pure-play, exclusively e-commerce customers; and our Traditional segment, which consists of domestic and international distributors and retail customers. For more information about our operating segments, see Note 3 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

We believe our expanding application of an omni-channel sales strategy across the jewelry trade and to the end consumer with gemstones and branded finished jewelry featuring Charles & Colvard moissanite positions our goods at the many touchpoints where consumers are when they are making their buying decisions – thereby creating greater exposure for our brand and increasing consumer demand.

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

Our Strategic Transformation

As consumers, and particularly those in the Millennial and emerging Gen-Z generations, have shifted to significant levels of online shopping and buying patterns, we transformed our go-to-market strategy in a relatively short period. Our historical business was that of a gemstone manufacturer, and as such, we created gemstones, and leveraged our distributor network as the primary method for delivering our goods to market. That meant relying on our Traditional segment partners to generate interest and sales for our gemstone, while they were doing the same for other gemstones and jewelry across the industry. Consequently, we believe there was a substantial lack of market awareness for moissanite and the Charles & Colvard brands.

In February 2016, we made the strategic decision to explore a potential divestiture of our direct-to-consumer home party business previously operated through our Charles & Colvard Direct, LLC (dba Lulu Avenue®) subsidiary. After careful analysis of our core competencies, market strategies, and intent to advance toward profitability, we determined a divestiture of this distribution channel to be in our best interest and that of our shareholders. In March 2016, we and Charles & Colvard Direct, LLC, entered into an asset purchase agreement with Yanbal USA, Inc., or Yanbal, under which Yanbal purchased certain assets related to our direct-to-consumer home party business for $500,000 and assumed certain liabilities related to such assets.

In October 2016, we re-launched Charles & Colvard with the intent to position both Charles & Colvard and its innovative moissanite products as a premium gemstone and jewelry brand. During this pivotal time, we launched the charlesandcolvard.com website as our primary storefront, established our brand across key social media properties, and began a significant digital marketing campaign. The purpose of this strategy was to gain exposure, build brand awareness, and begin the journey of establishing a lifetime relationship with consumers that are seeking an alternative luxury brand that aligns with their buying preferences.

The calendar year ended December 31, 2017, was a year of growth and optimization of our branding initiatives. Over the course of 2017, we executed our strategic plan with new innovations in our Forever OneTM product line and finished jewelry offerings. We invested in key retail and online partnerships, as evidenced by our brick-and-mortar expansion into nearly all Helzberg Diamonds stores and our achievement of the authorized Seller-Fulfilled Prime status on Amazon.com. We believe that we improved the charlesandcolvard.com customer’s experience with our brand by offering free shipping and introducing a 60-day free returns policy.

During the transition period ended June 30, 2018, we delivered on several key initiatives that we believe helped create a strong underpinning for our business. Among these achievements, we entered into an amendment to our exclusive Supply Agreement with Cree for the supply of SiC materials that extends the agreement by five years with our unilateral option, subject to certain conditions, for renewal for an additional two-year period. The amendment also allows us under certain conditions to purchase alternative SiC material whose standards fall outside of Forever OneTM specifications. We also introduced Moissanite by Charles & Colvard®, a value line of gemstones that offers the cost-conscious consumer a competitively-priced option for moissanite jewels. We expanded key retail relationships that  we believe will be instrumental in expanding the Charles & Colvard brand and positioning our products with other luxury brand options. We invested in new cooperative marketing relationships that we believe will be essential for proliferating the Charles & Colvard brand into new and innovative marketing channels. Finally, we signed new international e-commerce agreements that will make it easier for us to sell and ship our products globally. Finally, we significantly expanded our media exposure into nationally-recognized fashion-related print media.

During June and July 2018, we negotiated and entered into a $5.00 million asset-based revolving credit facility with White Oak Commercial Finance, LLC, or White Oak. The annual borrowing fees associated with this credit facility are lower than those in connection with our previous credit facility with a commercial bank, and moreover, we believe the borrowing terms and financial covenants underlying this credit facility are less restrictive than those under our previous credit arrangement. Accordingly, we believe our current credit facility will continue to enable us to be more nimble when executing our strategic plans.

In June 2019, as described above, we successfully completed an underwritten public offering of 6,250,000 shares of our common stock at a price of $1.60 per share, which, together with the partial exercise of the underwriters’ over-allotment option for an additional 630,500 shares in July, resulted in net proceeds of approximately $9.99 million, net of underwriting discount and fees and expenses. We intend to use these proceeds for marketing and for general corporate and working capital purposes. As evidenced by what we believe is a vote of confidence by our shareholders and the financial success of our underwritten public offering, we will continue to execute our digital marketing strategy to build and reinvest in our business.

During the fiscal year ended June 30, 2019, we achieved four consecutive quarters of net income. We believe this strong financial performance positions us with a strong foundation on which to apply and achieve the maximum benefit from the net proceeds of our recent public offering. We finished fiscal 2019 with more than half of our business derived from our Online Channels segment, which serves our direct-to-consumer customer, or DTC, presence. We believe this growth continues to establish our leadership position as a DTC brand. Also, during fiscal 2019, we forged new inroads into numerous international markets, where we believe that we have key growth opportunities. Accordingly, we launched several marketplaces including but not limited to Amazon sites in Australia, Germany, Italy, France, Spain and, Japan. Concurrently, we continued to support cross-border trade, or CBT, efforts to drive international customers to our U.S.-based website with enhanced international shopping features. Lastly, we leveraged our regional distribution network in certain international regions, such as China, that will require a significant local presence and use of resources. We feel confident in our agile international growth model and plan to continue these efforts into fiscal 2020.

Throughout fiscal 2019, we expanded our product selections to meet market demand, including expanding the footprint of our Moissanite by Charles & Colvard® product line and introducing our Signature Collection, a patent-pending line of exclusive jewelry featuring our unique floret logo. We saw strong sales performance of these new product lines, which we believe is an indication of the recognition and adoption of our brand by consumers. Finally, we continued to grow our presence with key retail partners, such as with Helzberg Diamonds stores with the addition of incremental product styles and an expanded case line presence in nearly all doors. In October 2018, we announced the establishment of a new relationship with Macy’s, with whom we continue to build a significant and growing online presence. We plan to continue evolving our retail strategy as we optimize our strategic partnership arrangements.

A more detailed description of our achievements during the fiscal year ended June 30, 2019, the transition period ended June 30, 2018, and the calendar year ended December 31, 2017, is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our Strategic Outlook

Our focus for the fiscal year ending June 30, 2020 is centered on the expansion of Charles & Colvard’s brand on a global scale. As lab-created gemstones are being embraced by emerging generations, we believe our ability to establish moissanite and the Charles & Colvard brand directly with consumers is key to our future success and ability to fuel our growth. We will execute on our key strategies with a continued commitment to spending judiciously and generating sustainable earnings improvement.

Our key strategies for fiscal 2020 are as follows:

•
Expansion of Brand Awareness. We plan to utilize digital advertising channels and other marketing strategies such as influencer marketing programs involving brand advocates to drive messaging to larger markets by way of large social media followings, and Over-the-Top, or OTT, advertising platforms that include subscription video-on-demand, or SVOD, services like Netflix and Hulu. Through these channels, we believe that we will find new and compelling ways to engage the target consumer that is not yet familiar with our brand. We plan to expand our brand footprint on a global scale – engaging the consumer everywhere she shops.

•
International Sales Reach. We intend to balance our omni-channel sales strategy with regional-specific marketing programs, online channels growth initiatives, and through relationships with select retail and distribution partners. We believe that expanded product offerings will ensure a variety of goods to meet the demands of today’s discerning consumers. We also plan to deploy distribution channels, marketing programs, and geographically-aligned curations to attract consumers and drive regional sales. Additionally, cross-border trade promotions will remain a key strategy that we believe will drive global customers to Charles & Colvard’s corporate transactional site where we can offer the most comprehensive and brand-immersive experience.

•
Product Evolution. Being responsive to customer preferences has played a pivotal role in the rise of our Online Channels segment as the high-growth component of our business. We employ what we believe to be an agile product development philosophy that ensures a swift and fluid stream of new finished jewelry and gemstones that are responsive to customer demand. As we expand our reach to international locations – and as our Millennial and Gen-Z audiences mature – we will listen intently to market demand, measure carefully the costs and opportunities for our business, and strive to deliver the products that are responsive to our audiences’ choices.

•
Enhanced Customer Experience. We plan to evolve our technology platform and services to support a continually-enhanced customer experience. We will use analytics to make data-driven decisions that offer deeper personalization and more immersive shopping experiences. We plan to drive customer engagement, encourage repeat buyers, and grow our customer loyalty program, all of which we believe will support our ability to deliver an exemplary worldwide customer service experience.

•
Corporate Social Responsibility. We believe that we have the responsibility to be a good corporate citizen, and in practice, to have a business model that helps us be socially accountable to our stakeholders. During fiscal 2019, we elevated our use of recycled precious metals in more than 95% of all the finished jewelry we sourced. Going forward, we are working toward utilizing only recycled precious metals in our production lines. We also plan to carefully measure the environmental impact of our business operations with a goal toward improving our overall environmental footprint. We also want to positively impact the communities where we work and live – which we will continue to support through philanthropic programs that advocate positive social change. We plan to create a higher level of transparency regarding these corporate social responsibility practices so that our customers and stakeholders will be able to track our efforts and hold us accountable to be an even better corporate citizen.

Our Guiding Principles

One of the most critical factors in implementing our strategies and achieving success is our team of employees. We carefully develop, support and reward our team members, making sure they know our fundamental mission, which is to lead a revolution in the jewelry industry – delivering a brilliant product at an extraordinary value balanced with environmental and social responsibility. We have set forth Guiding Principles that set the tone for everything we do – from structuring our interactions with strategic partners, customers and shareholders to the way we operate our business, and the products we bring to market.

Following are the principles that guide our actions:

•	Catalyze. Build positive momentum with customers and influencers by being thoughtful and trustworthy in every interaction;

•	Innovate. Disrupt the jewelry industry through use of technology – in gemstone and jewelry design, business processes and engagement with our audience;

•	Aspire. Be socially conscious, economically informed and environmentally responsible. Strive to build a sustainable business and give back through community acts;

•	Obsess. Think like a consumer, act like a friend. Constantly seek ways to reduce friction between the brand and our audience;

•	Achieve. Focus attention on the interdependent successes of individual, brand and shareholder; and

•	Enrich. Promote personal growth and the ability to effect positive change in the business by cultivating a culture of critical thinking and creativity.

Our Audience

Our consumer audience is in transition. Prior to our product brand re-launch in 2016, our audience largely comprised Baby Boomers and Generation X – which we consider an older set of consumers. Today, our market research, which is based on charlesandcolvard.com customer analytics, indicates that more than half of our audience comprises Millennial and emerging Gen-Z consumers. Regardless of demographic, our research indicates that our audience is driven by three distinct motivating factors: (i) Beauty – the innate brilliance of our gemstone and jewelry selection; (ii) Value – the “bang for the buck” possible with moissanite, and the ability to buy luxury items while saving money for other things in life; and (iii) Conscientiousness – having a positive impact on the world by buying a brand that is ethically-oriented and socially responsible.

While these common motivating factors transcend demographics, we believe that we are seeing trends that lend themselves to highly targeted marketing programs. Most distinctly, conscious consumerism has become a reality in today’s competitive retail environment. Increasingly, consumers are seeking brands that do business for good and are making a conscious effort to control their impact on the environment. This is a common characteristic among  Millennial and Gen-Z audiences, whom we believe are more socially and ethically minded than previous generations.

In addition to moving toward conscientious consumerism, it is becoming increasingly evident that today’s consumer desires a direct and more personal relationship with the brands from which he or she chooses to purchase. According to a recent market research study cited by the Interactive Advertising Bureau, a trade group that empowers the media and marketing industries to thrive in today’s digital economy, two-thirds of consumers expect direct brand connectivity. Further, according to a recent survey by Astound Commerce, a global digital commerce agency, 59% of respondents preferred to do research directly on brand sites, with 55% preferring to buy directly from brands. With more than half of our fiscal year 2019 revenue being generated from our Online Channels segment, we believe it’s clear that our customers are responding positively to our direct connection with consumers. This benefits the Charles & Colvard brand, as it empowers us to control our brand message and voice with the consumer. For these pointed reasons, we plan to continue our focus on direct-to-consumer outreach and deep customer engagement. Our marketing programs will be driven by the above understanding of our audience and their motivating factors. Their mindset will drive the segmented messages we deliver, define the partners and kindred brands we select and co-promote with, and determine the channels and means by which we engage our audience.

In summary, we believe our beautiful, high value, ethically-sourced product aligns directly with the principles and purchasing requirements of our primary target – the Millennial and Gen-Z audiences.

Marketing to the Online Channels Segment

Driven by continuously updated knowledge of our audience, through e-commerce and web analytics as well as research through social media and customer service channels, we proactively engage our consumers through a multi-channel digital marketing strategy. Our goal is to continue growing our direct relationship with the consumer, which we believe will drive interest across all of our selling channels. Despite capital constraints in recent years, we have successfully built a growing consumer following and an effective marketing engine that combined have contributed to our recent growth. Targeted application of proceeds from our recent public offering will be focused on digital marketing efforts, which we believe will ultimately drive topline growth due to expanding brand awareness across the globe.

Our approach for marketing directly to the consumer includes the following types of communication channels and content types:

Communication Channels

Following are the myriad of connected channels we use to promote our brand and products:

•
Organic Social Media. To reinforce and support our position as the leading source of ethically-sourced, lab-created moissanite, our marketing team manages several social media initiatives that target current and future jewelry consumers to support the promotion and sale of Charles & Colvard Created Moissanite®. Our campaigns are focused on driving a consistent message emphasizing the socially responsible aspects of our jewels and finished jewelry, their everlasting beauty, and overall value. Our social media efforts include owned posts and engagements (our own profiles and activities). We concentrate on the following six main social media platforms based on the demographics and psychographics of their users: Facebook, Instagram, Pinterest, Twitter, YouTube and LinkedIn.

•
Paid Advertising (Including, But Not Limited To, Search Engine Marketing, Display Ads, Video Ads, and Social Media Advertising). Approximately 81% of consumers begin their buying journeys by using a web search to discover new products and services, according to a recent research study by Synchrony Financial, formerly known as GE Capital Retail Bank. In short, we believe the typical buyer’s journey is a digital one. Digital marketing encompasses the myriad of ways we can be a part of that journey from resources such as Search Engine Marketing (based on keyword buys and ads), digital display (banner ads and product re-targeting ads), video pre-roll (ads playing before and during third-party YouTube videos), native advertising (long-form content produced in conjunction with digital-media and entertainment outlets), and social media advertising (specifically on social media platforms such as Facebook, Instagram, and Pinterest). We are using and continually optimizing available digital marketing channels. And we will also continue to monitor new forms of paid media as they arise – assessing whether they will be effective in helping us connect with our target audiences.

•
Email. We know that people who subscribe to our emails are 35% more likely to purchase than visitors to our website who are not subscribed (based on analytics from Google and Marketo, an Adobe Company, a global marketing analytics firm). Therefore, we target some of our paid advertising on specifically driving email subscriptions, and we have used technology to incorporate website elements that encourage signing-up. In addition, when potential customers do subscribe, we have much better data with which to personalize communications with these customer prospects through direct email and our website content.

•
Public Relations. Earned brand mentions – cultivated by a comprehensive outreach program and powerful connections within beauty, fashion and cultural media outlets – is highly important to our brand-building efforts. By inclusion in articles, gift guides, and other pieces in known online magazines like InStyle, Town & Country, Refinery29, and others, we reach our target audiences in a way that allows us to “borrow” the authority of the media outlet. During the calendar year that ended December 31, 2018, we generated a meaningful number of mentions in consumer-related publications and blogs. Each of those mentions generated new online traffic to our website, sparked social media mentions, and grew our overall consumer audience.

•
Influencers. According to a recent study by the Digital Marketing Institute, a global digital marketing research firm, almost half of all consumers depend on influencer recommendations for product and brand purchases. Similarly, according to the Influencer Marketing 2020 report published by Influencer Intelligence, in association with Econsultancy, a leading U.S. influencer marketing authority, up to 61% of Millennial consumers say they have been swayed in their purchasing decisions by digital marketing influencers. This is a clear indicator of what marketers have already come to accept, which is that people trust other people’s opinion more than they trust a brand’s advertising. However, we believe there is a caveat – the influencers with whom a brand partners must truly be aligned together in mindset. We do not believe that we can simply find someone with millions of followers, pay them to post about our brand and product, and expect to see results. Instead, we believe we must find influencers who embody the same mindset as our brand and believe as we do in the products that we bring to market. This kind of long-term influencer reach takes time and commitment to develop and we plan to continue to build this type of influencer network throughout fiscal 2020.

•
Our Website. Along with the primary purpose of making sales, our website is a critical communication channel within the buyers’ journey. We use our site to educate new visitors on the origin, benefits, and beauty of moissanite. We create specific landing pages to support our different buyers’ journeys – whether through an engagement ring buyer’s guide or assistance with gift buying for men. It is the home for information on how we give back to our local community and other organizations.

Content Types

Following are the varied mediums that we use across the communication channels listed above:

•
Photography. We believe in the importance of amazing photography when marketing a visually-driven product such as jewelry. We are continually creating new photos to support our ecommerce channels and to keep our marketing on all channels targeted and fresh. We create lifestyle photography for use in advertising, organic social media posts and more. Those photos also allow shoppers on our site to see the product in context, which illustrates style and scale far better than product shots on white background. We plan to continually explore new styles of photography to better market our products and engage our audiences in conversation.

•
Videos. According to Cisco Systems, Inc., more than 80% of all content consumed on the Internet is expected to be video by 2020. In addition, according to Simply Measured, a Sprout Social company that empowers enterprises to do more with their social media strategy, video social media posts generate 12-times the shares as a post with text and images combined. Accordingly, we have dramatically increased our use of video on all channels mentioned above. Over the past year, we have created an educational Style Guide video series that gives tips on how to pair certain engagement and wedding bands, to mix different metals, or to detail the distinctions in our different gemstone cuts. We have also created a Q&A Video series, giving customers easily communicated answers to commonly asked questions. We have also released multiple video ad series during this past fiscal year for the Calendar Year-End Holidays, Valentine’s Day, and Mother’s Day to drive higher sales. Within a few months of release, these video series were viewed thousands of times. Accordingly, we believe the video medium will be a growing communication channel across all of our lines of business and we intend to continue focusing on video-related resources going forward.

•
Interactive and Immersive Experiences. Throughout fiscal 2019, we expanded our use of custom landing pages, featuring immersive experiences, focused on highly specific audiences (e.g., men exploring engagement rings), campaigns (e.g., Mother’s Day) and partnerships (e.g., our sponsorship of the North Carolina Courage, a professional women’s soccer team based in Raleigh, North Carolina, a member of the National Women’s Soccer League, or NWSL, and the reigning NWSL 2018 National Champions). These landing pages allow us to target specific messages to audiences looking for specific information, which drives them to spend more time on our website and increases the shopper’s chance to purchase and return to our website more often. As we increase our ability to personalize content through today’s technology, we intend to expand the use of landing pages featuring interactive and immersive content to drive consumer engagement.

•
User Generated Content. We believe that our greatest sales people are our satisfied customers – our fans. The more content our fans create – in the form of reviews or feedback on our website and social media posts on their own profiles – the more brand awareness we generate. When we engage with people who have posted, and then re-post their images and stories, we believe that we receive the highest level of social media engagement. Along with cultivating those posts through one-on-one engagement with our satisfied  customers on social media, our renewed Loyalty Program that was launched in July 2019 will encourage more and more people to post their positive personal reviews and stories.

Distributing to the Online Channels Segment

Equally as important to us as marketing to our direct consumer audience is moving our customers through the process of engaging with our brand – and eventually converting them into a lifetime customer. Throughout the above marketing tactics, we employ calls to action that drive the consumer to the many places where they can view our products and complete their purchase. We utilize a centralized distribution and fulfillment facility in Morrisville, North Carolina, to fulfill Online Channels segment orders.

Following are our primary online transactional channels:

•
charlesandcolvard.com. Throughout the transition period ended June 30, 2018 and fiscal year ended June 30, 2019, we believe that we significantly enhanced our transactional website to optimize for the mobile consumer and to reduce friction between our brand and the shopper. Programs such as free shipping, a 60-day returns policy, and an enhanced and optimized shopping experience were rolled out. With data collected through web analytics, and through user surveys that reveal how consumers use the site, we are in a continual state of optimizing the buying experience – making it easier for shoppers to browse, sort and compare. We utilize these data to inform the selection of new, leading-edge technologies to further enhance our users’ experience, including technologies provided by such partners as Amazon Pay, Affirm, Inc., and PayPal Holdings, Inc., or PayPal, for financing purchases, Braintree, a service of PayPal, for ease of transfer, and Flow, which is a company that specializes in facilitating cross-border global trade and e-commerce services. Our goal is to remain continually focused on improving our customers’ experience.

•
Cross-Border Trade. With 84% of global e-commerce sales predicted to take place outside of Europe and North America by 2020, according to statistics from Statista.com (based on data from Shopify Inc., a global cloud-based, multi-channel commerce platform), we are combining regionalized marketing efforts in new geographies with promotional campaigning to drive international consumers to our charlesandcolvard.com web property. Through the application of market-leading CBT technology, such as building our relationship with Flow, we believe CBT to be a significant opportunity in fiscal 2020 and beyond. For example, Flow is widely considered the next-generation for CBT e-commerce transactions and is known worldwide to be revolutionizing how merchants go global. Flow’s platform helps such global enterprises create a positive and localized shopping experience for their international customers while helping to ensure a complete and accurate record of CBT transactions for the enterprise.

•
Marketplaces. A large majority of buyers start their online shopping experience with a web search. In fact, according to jumpshot®, a global content management and digital intelligence firm, more than 50% of those web searches begin on Amazon. That number skews even higher within the Millennial demographic in that Amazon is the web search brand Millennials identify as most relevant based on a finding by the Pew Research Center, a renowned nonpartisan fact think tank. Therefore, we have made a point to be prominent on Amazon, achieving Seller-Fulfilled Prime status in 2017, which means we have the option of fulfilling orders with the same benefits of Amazon Prime. This enables us to be positioned more prominently in Amazon’s search platform and to take advantage of their negotiated shipping rates and service levels that, in turn, lower our overall shipping costs. This status is available by Amazon to only those sellers who have a history of fulfilling orders quickly and maintaining appropriate levels of stock. In fiscal 2019, we expanded our relationship with Amazon to include many international locations, including websites in Europe, Australia, and Japan. We also have a market presence on eBay and a multitude of other specialty marketplaces, allowing us to meet our customers when and where they want to buy. Our goal is to continue to optimize our presence on these marketplaces and to expand into new regions and platforms where we have identified cost-effective opportunities.

•
Pure-Play E-tailers. FTI Consulting, a global business advisory firm, estimates that 25% of total retail sales will become e-commerce centric by 2030. As consumers become more digitally savvy, new businesses have gained traction by tailoring their product, services and experiences to specific consumer preferences. We believe that these pure-play e-tailers offer unique opportunities for Charles & Colvard to feature our gemstones and connect with their loyal audiences. As our fiscal 2020 strategy evolves, we plan to focus on expanding these relationships and forge new partnerships that enable us to reach broader audiences.

•
Drop Ship Retail. In an effort to smartly expand their assortments, many retailers utilize direct fulfillment from their vendors to their consumers, or drop-ship, as it enables them to offer a more robust assortment online without having to physically take ownership of the goods in their warehouse. These retailers are consistently seeking socially responsible brands to serve the growing demand for conscientious product selection from their audiences. Since we began drop-shipping products in 2013, we have refined our information technology and operations capabilities to support these partnership arrangements in multiple ways, including fully integrated electronic data interchange, or EDI, solutions for inventory management, order processing, and invoicing. Operationally, we maintain in-stock rates and leverage our centralized distribution and fulfillment facility to meet partner service-level agreements, or SLAs, for shipments and returns. We plan to continue seeking new partnership arrangements as well as optimize existing arrangements throughout fiscal 2020 and beyond.

Marketing to the Traditional Channels Segment

The Traditional Channels segment is our legacy segment – represented by such outlets as manufacturers, distributors, and brick-and-mortar retailers. Going forward, these market channels remain important avenues for Charles & Colvard to drive product to market and be present in the many places the consumer takes his or her shopping journey.

•
Trade Advertising. Throughout the transition period ended June 30, 2018 and the fiscal year ended June 30, 2019, we continued to target the trade with print advertisements featuring moissanite, with specific emphasis on our Forever OneTM moissanite jewels and finished jewelry featuring the Forever OneTM jewel in leading trade publications. We intend to continue to deliver meaningful promotion of Forever OneTM as we further expand this product line into the distribution network within our Traditional segment. In May 2018, we introduced a new grade of moissanite, Moissanite by Charles & Colvard®, which delivers to the trade a price-sensitive moissanite product that competes with other comparable value-based products making their way to market. Additionally, we utilize a Partner Portal on our website into which authorized distributor and retail partners can gain secured access to our logos, branding materials, and other marketing-related guidelines.

•
Industry Associations. We maintain relationships with major jewelry industry organizations and jewelry trade publications as an opportunity to communicate with our peers on a consistent basis through media coverage, trade shows, and charitable events, among others.

•
Trade Shows. Our attendance at leading jewelry trade shows as a sponsor, an exhibitor, or a participant has helped us extend our outreach to customers. During the transition period ended June 30, 2018 and the fiscal year ended June 30, 2019, we attended major domestic and international jewelry industry trade shows including JCK, North America’s largest annual jewelry trade event in Las Vegas, and the Hong Kong Gem and Jewellery Fair. We intend to continue investing in these important industry events in fiscal 2020.

•
Cooperative Advertising. We sometimes participate in the cooperative advertising programs of our distributor and retail partners, subject to the customer adhering to our branding guidelines and other conditions. In these programs, we subsidize a portion of their marketing costs in order to create awareness of and exposure for our gemstones and jewelry.

Distributing to the Traditional Channels Segment

We utilize a centralized distribution and fulfillment facility in Morrisville, North Carolina, to fill bulk orders to manufacturer, distributor, and retail customers.

•
Retail. In order to create awareness and exposure for our gemstones, jewelry, and brands, we sell loose moissanite jewels and finished jewelry featuring moissanite at wholesale prices to nationally recognized and emerging retail customers through a broad range of channels including jewelry chains and department stores. Wholesale orders are received by way of purchase orders and fulfilled from our centralized fulfillment center. In many cases, we have placed loose moissanite jewels and finished jewelry inventory in stores on a consignment basis. Under this consignment model, in accordance with our revenue recognition accounting policy, we recognize the revenue for these transactions after the retail partner has sold an item to a consumer or other contractual conditions are met. In other cases, a retailer purchases the goods, or a portion of the goods, under what we call an asset purchase model.  Under the asset model, we recognize the sale and related revenue upon transfer of the goods to the retailer. Due to the maturity of certain retail relationships, we have recently migrated select brick-and mortar partners to a blended asset and consignment model account structure, which affords us more favorable customer payment terms that result in more favorable cash flow. We will continue to evolve our retail channel strategy as we optimize our methods and partnership arrangements.

•
Domestic Manufacturers and Distributors. In order to service the vast number of independent jewelers, jewelry stores, and smaller jewelry chains, we sell our loose moissanite jewels and finished jewelry to domestic wholesale distributors and finished jewelry manufacturers at distributor prices, that in turn resell the loose jewels or finished jewelry at a markup to independent jewelers and jewelry stores – whether brick-and-mortar, online, or both. In limited circumstances, we have placed loose moissanite jewels and finished jewelry inventory with select domestic distributors on a consignment basis. We continue to evaluate our channel strategy for domestic distributors, which may result in a change to our historical domestic distributor methods and partners.

•
International Manufacturers and Distributors. In order to create global awareness and exposure for our gemstones, jewelry, and brands, we sell loose moissanite jewels and finished jewelry featuring moissanite to international wholesale distributors and finished jewelry manufacturers at distributor prices, that in turn sell the actual loose jewels or set the loose jewels in mountings and sell the finished jewelry to brick-and-mortar and online retailers. We currently have numerous international wholesale distributors based in Australia, Canada, Hong Kong, India, the Netherlands, Russia, Singapore, South Africa, and the United Arab Emirates. Some of these distributors typically sell into neighboring countries and the extended geographic regions where they may be located. Additionally, from time to time, we have placed loose moissanite jewels and finished jewelry inventory with select international distributors on a consignment basis. We continue to evaluate our channel strategy for international distributors, which may result in a change to our historical international distributor methods and strategic partners. A portion of our international sales consists of finished jewels sold internationally that may be re-imported to U.S. retailers.

For a discussion of our largest customers for the fiscal year ended June 30, 2019, the transition period ended June 30, 2018 and the calendar year ended December 31, 2017, see Note 13 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

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

In connection with the change in our fiscal year-end, the results of our fiscal quarters (three-month periods ended March 31, June 30, September 30 and December 31 of each year) are expected to reflect the same effects of the seasonal trends on jewelry industry-related revenues discussed above, except that fiscal year-end periods beginning after June 30, 2018, are expected to reflect increased distributor, manufacturer and retailer sales activities relating to the calendar year-end holiday season impacting our results more predominately during our first and second fiscal quarters. Due to this change in our fiscal year-end, the effect of seasonality, particularly with respect to the effects of the year-end holiday season, on our business was less pronounced during the transition period ended June 30, 2018.

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

Moissanite’s beauty is objectively derived from its refractive index, which is higher than any other gemstone, including diamond. And its hardness is greater than all minerals, and all known gemstone materials with the exception of diamond. As a result, moissanite jewels, like diamond, can be cut with sharp, well-defined, and highly polished facets that accentuate their brilliance and fire. The cutting specifications (facet arrangement and proportions) for moissanite jewels are different than any other gemstone and designed to maximize the brilliance and fire of the raw material.

We evaluate the finished jewels to exacting standards with automated video-imaging equipment using internal and independent third-party certified gemologists. Due to the rare natural occurrence of moissanite and both the proprietary and technical limitations in producing mass quantities of gem-grade moissanite, we believe that moissanite is among the rarest of jewels.

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

Products and Product Development

Moissanite Jewels

Historically, Charles & Colvard primarily sold legacy moissanite jewels including Forever ClassicTM and Forever Brilliant®. We continue to offer these legacy products in limited shapes and sizes, and only when available, through our Traditional segment as well as through our Online Channels segment through drop ship retail, and direct-to-consumer e-commerce marketplace outlets. In 2015, we announced availability of our premier product, the first colorless moissanite jewel, Forever OneTM, which grades from colorless (D-E-F) to near-colorless (G-H-I) using the Gemological Institute of America’s, or GIA’s, color grading scale. Our limited launch was met with great enthusiasm from channel partners and consumers. In response to this demand, we continue to expand our Forever OneTM product line with additional shapes and sizes. Today, we offer Forever OneTM in 27 cuts, and a multitude of sizes ranging from melee accent stones as small as .002 carats to gemstones up to 6.13 carats, and our Exotics line of products that are as large as 15.55 carats diamond equivalent weight, or DEW.

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

Moissanite Finished Jewelry

We began selling finished jewelry featuring moissanite in 2010. Our core designs included stud earrings, solitaire and three-stone rings, pendants, and bracelets. We are now selling an expanded selection of fashion-oriented, designer-inspired moissanite jewelry that we offer as an expansion to the core line of jewelry. The primary ingredients of our moissanite finished jewelry are loose moissanite jewels that we have on hand as part of our finished goods inventory, precious metal settings, and labor to mount the jewels into the settings.

Source of Raw Material

Our moissanite jewels are made from gem-grade SiC crystals. Our primary supplier of SiC crystals is Cree with which we have certain exclusive supply rights for SiC crystals to be used for gemstone applications. In addition, based on the terms of the Supply Agreement, as amended, with Cree described below, we are permitted to purchase certain amounts of SiC materials from third parties under limited conditions. We source the metals used for our finished jewelry, including white, yellow, and rose gold and sterling silver, from a number of domestic and international manufacturers located in the U.S, China, India, Mexico, Hong Kong, Vietnam, or Portugal. In line with our goal of providing socially and ethically-sourced products, we require suppliers to adhere to our stringent supplier guidelines, as well as to certify that their gold is coming from conflict free sources and that all precious metals supplied to us are responsibly sourced.

Exclusive Supply Agreement with Cree

On December 12, 2014, we entered into an exclusive supply agreement with Cree, or the Supply Agreement, which superseded and replaced our prior agreement with Cree. Under the Supply Agreement, subject to certain terms and conditions, we agreed to exclusively purchase from Cree, and Cree agreed to exclusively supply 100% of our required SiC materials in quarterly installments that must equal or exceed a set minimum order quantity. The initial term of the Supply Agreement was scheduled to expire on June 24, 2018. However, effective June 22, 2018, the Supply Agreement was amended to extend the expiration date to June 25, 2023. The Supply Agreement was also amended to (i) provide us with one option, subject to certain conditions, to unilaterally extend the term of the Supply Agreement for an additional two-year period following expiration of the initial term; (ii) establish a process by which Cree may begin producing alternate SiC material based on our specifications that will give us the flexibility to use the materials in a broader variety of our products; and (iii) permit us to purchase certain amounts of SiC materials from third parties under limited conditions. We believe that our Supply Agreement with Cree, which holds the U.S. patent for micropipe-free silicon carbide material and the related method of manufacture, provides us a superior quality core material above all other moissanite and one that possesses an unrivaled level of gemstone clarity. We also believe that the terms and conditions contained within the amended Supply Agreement are overall more favorable when compared with those in the Supply Agreement prior to the amendment. Our total purchase commitment under the Supply Agreement, as amended, until June 2023 is approximately $52.9 million, of which approximately $43.98 million remains to be purchased as of June 30, 2019.

Intellectual Property

We held a number of U.S. product and method patents for moissanite jewels that expired during 2015, under which we had broad, exclusive rights to manufacture, use, and sell moissanite jewels in the U.S. We held these same patents in 25 foreign jurisdictions, primarily across Asia and Europe, that expired in 2016, with one remaining in Mexico that expires in 2021. In addition, we have certain trademarks and pending trademark applications that support our moissanite branding strategy. Additionally, we have certain pending design patents that if approved we believe will differentiate our products in the gemstone and jewelry industry. Since the expiration of our patents we have noted new providers of moissanite entering the market. We know how challenging it is to create high-quality moissanite and anticipate it will take emerging providers significant time and investment to bring meaningful and competitive products to market. As we experienced ourselves, achieving the capacity to consistently produce a high-quality moissanite product at mass scale requires a careful balance of SiC-specific faceting skills and a well-tuned global supply chain. Therefore, in the foreseeable future, we do not anticipate direct moissanite competition in our superior quality gemstone ranges with consistent production volumes.

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

Growing Gem-Grade Raw SiC Crystals. SiC crystal growth suitable for gem-grade usage at commercial quantities is proprietary both in design and in operational methodology. Cree has grown the majority of our SiC crystals in accordance with the terms of the Supply Agreement. We routinely evaluate the yield and quality of saleable moissanite jewels from SiC crystals. The yield of saleable jewels from each crystal is one of the most significant factors affecting the volume and cost of moissanite jewels available for sale. Yield is dependent on the quality of the crystals, and variations in crystal quality can adversely affect our gross margin percentage.

Manufacturing Rough Preforms. We have made considerable investment in the design, development, and customization of a proprietary manufacturing process that includes equipment, software, and procedures to maximize raw material yield. The result is production of intermediary shapes, called “preforms,” that vary depending upon the size and shape of the desired finished jewel. While we may not necessarily spend significant research and development funds during a specific operating period, we remain committed to invest research and development resources to improve raw material yield, including studying alternate preform shapes and cutting technologies, due to the dramatic effect such an improvement could have on our gross margin percentage.

Faceting and Polishing Jewels. Each preform is faceted and polished by our independent third-party gem-cutters to create what we believe to be our uniquely-faceted Revolutionary Cut™ gemstones based on master designs with multiple quality control measures built into the process. Gem-cutter training is a regimented program involving several months of progressive hands-on bench training. As we continue to expand the assortment of Forever One™, we will continue the process of certifying additional cutters to ensure sufficient scalability of our production capabilities to meet anticipated demand for this premium finished jewel.

Inspecting, Sorting, and Grading. Similar to other gemstones, each faceted moissanite jewel greater than 3.5 millimeters in size is individually graded against established master standards using our specially trained personnel. Additionally, as part of our overall quality assurance program, a representative sample from each batch of jewels is submitted to an image analyzer to ensure critical angles and other attributes designed to maximize moissanite’s optical properties are consistently maintained. This phase of manufacturing is relatively labor-intensive and requires skills not readily available in the general work force. In the future, we may elect to outsource certain portions of this stage of the manufacturing process to independent third parties that we will require to adhere to our rigorous quality control and monitoring standards.

Engraving. For moissanite gemstones that are four millimeters and larger in size, with certain exceptions Charles & Colvard laser inscribes an identifying code on the girdle of each Forever One™ and Moissanite by Charles & Colvard® gemstone that includes the Charles & Colvard Floret logo. This identifier matches a grading standard and is an important element in protecting the integrity of Charles & Colvard Created Moissanite® and ensuring the customer an authentic Charles & Colvard gemstone.

Finished Jewelry

Our line of finished jewelry featuring moissanite is developed by a team of industry experts integrating our moissanite jewels into many forms of jewelry, generally made of precious metals, either designed or purchased by us utilizing a core group of suppliers, manufacturers, and finishers. In addition to our Limited Lifetime Warranty offered on our moissanite jewels, we provide a twelve-month Limited Warranty on all finished jewelry featuring our moissanite, and on jewelry designs that do not contain our moissanite gemstones, such as men’s wedding bands.

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

All finished jewelry produced by Charles & Colvard undergoes a multi-point inspection process. A representative sampling of manufactured finished jewelry items undergoes stone and metals testing to ensure that the items for sale are of the quality that we strive to maintain. Also, in line with our goal of providing socially and ethically-sourced products, we require suppliers of our gold to certify that the gold is coming from conflict free sources and that all precious metals supplied to us are responsibly sourced. If required by government ordinance or requested by a customer, we facilitate the inspection of our finished jewelry by internationally recognized testing facilities to comply with legal requirements and to ensure consumer confidence.

Working Capital Practices

Our primary source of working capital is cash on hand and cash generated by operations. Because we have a quarterly minimum purchase commitment under the Supply Agreement, we may be required to purchase SiC materials in excess of our immediate needs from time to time, which may result in inventories that are higher than we might otherwise maintain.

We have an effective shelf registration statement on Form S-3 on file with the SEC that allows us to periodically offer and sell, individually or in any combination, shares of common stock, shares of preferred stock, warrants to purchase shares of common stock or preferred stock, and units consisting of any combination of the foregoing types of securities, up to a total of $25.00 million, of which approximately $13.99 million remains available after giving effect to our June 2019 public offering, including the impact of the partial exercise of the underwriters’ over-allotment option, described below. Our ability to issue equity securities under the shelf registration statement is subject to market conditions. In June 2019, we completed an underwritten public offering of 6,250,000 shares of our common stock at a price of $1.60 per share, which, together with the partial exercise of the underwriters’ over-allotment option for an additional 630,500 shares in July, resulted in aggregate net proceeds of approximately $9.99 million, net of the underwriting discount and fees and expenses.

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

Our returns policy for consumers on our charlesandcolvard.com website provides for the return of purchases for any reason generally within 60 days of shipment. Our returns policy for customers in our Online Channels segment (excluding those of charlesandcolvard.com) and those in our Traditional segment allows for the return of jewels and finished jewelry for credit generally within 30 days of shipment if returned for a valid reason. We have established an allowance for returns based on our historical return rate, which takes into account any contractual return privileges granted to our customers. Periodically, we ship loose jewel goods and finished jewelry goods inventory to Traditional segment customers on consignment terms. Under these terms, the customer assumes the risk of loss and has an absolute right of return for a specified period that typically ranges from six months to one year.

Competition

As competitive moissanite and lab-created diamond expand and grow their market presence, there is no more important time than now to confirm Charles & Colvard’s leadership position as the premier worldwide moissanite provider and to further establish our presence in emerging markets. We believe our leadership position is a product of more than 20 years of moissanite innovation, and is bolstered by the following strengths:

•
With our Forever OneTM gemstones, we believe that we have achieved a level of perfection that is rarely seen in any gemstone – featuring colorless grades with an innovative cut that we believe reveals optical properties unrivaled by any other jewel. This pinnacle of production is the outcome of continual improvement and artisan craft. Additionally, we believe that with our Moissanite by Charles & Colvard® gemstones we have brought forward a price-conscious alternative to competitive moissanite that we believe exceeds the quality of competitive moissanite – specifically in terms of clarity, as well as in cut and polish. The distinction between Forever OneTM and Moissanite by Charles & Colvard® is made through our applied expertise throughout the design and manufacturing processes and the discerning approach we believe we take to ensure the quality of Forever OneTM remains far above any other offering available today. By closely evaluating clarity, color, and cut, we are able to determine which gemstones meet our exemplary standards for Forever OneTM and those that should bear the Moissanite by Charles & Colvard® name.

•
With an exclusive SiC crystal Supply Agreement with Cree, which holds the U.S. patent for micropipe-free silicon carbide material and the related method of manufacture, we believe this core raw material empowers Charles & Colvard to rise above all other moissanite with an unrivaled level of gemstone clarity.

•
With our mature and innovative supply chain, we believe we are able to seamlessly manage the complex manufacturing process of both our moissanite gemstones and the varied jewelry options we deliver to a global audience.

•	With an established direct-to-consumer presence and supporting digital marketing capacity, we believe we are able to leverage established communication channels directly with our target audience.

•	With a global distribution network we have optimized for timely delivery of everything from unique consumer orders to bulk distribution orders.

•
With our significant inventory, we believe we are positioned to meet the just-in-time needs of our distribution partners. We believe having inventory quantities on the shelf is paramount to meeting the delivery requirements of our customers.

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

•	Our ability to differentiate Charles & Colvard Created Moissanite® from competing products, including competitive moissanite and the rapidly-emerging lab-created diamond industry;

•	The ability to operationally execute our digital marketing strategy for our Online Channels segment;

•
Our continued ability and the ability of manufacturers, designers, and retail jewelers to select jewelry settings that encourage consumer acceptance of and demand for our moissanite jewels and finished jewelry;

•	The ability to understand our consumer market segment and effectively market to them a compelling value proposition that leads to converted customers;

•	Our ability to continue our relationship with Cree in order to sustain our supply of high-quality SiC crystals;

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

•	Our continued ability and the ability of jewelry manufacturers and retail jewelers to set loose moissanite jewels in finished jewelry with high-quality workmanship; and

•	Our continued ability and the ability of retail jewelers to effectively market and sell finished jewelry featuring moissanite to consumers.

Competitive Gemstones and Jewelry

Gemstone materials can be grouped into three types:

•	Those found in nature, generally through mining techniques;

•	Synthetic gemstone, which has the same chemical composition and essentially the same physical and optical characteristics of natural gemstone but is created in a lab; and

•	Simulants, which are similar in appearance to natural gemstone but do not have the same chemical composition, physical properties, or optical characteristics.

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

Competing with Mined Diamonds

The worldwide market for large, uncut, high-quality mined diamonds is significantly consolidated and controlled by the De Beers Group of Companies, or De Beers, (headquartered in South Africa), Alrosa (Russia), Rio Tinto (Australia), and BHP (Canada). These companies have a major impact on the worldwide supply and pricing of mined diamonds at both the wholesale and retail levels. While moissanite trades at a fraction of the cost of mined diamonds, diamond producers may undertake additional marketing or other activities designed to protect the mined diamond jewelry market against sales erosion from consumer acceptance of competing goods such as moissanite jewels.

We believe these indicators from the mined diamond trade show a change in consumer confidence in the diamond trade. In addition, in 2018 De Beers entered into the lab-created diamond trade – stating their intent to address market interest.

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

Consumer demand is driving the charge behind this recent adoption of lab-created gemstones. Today’s discerning consumer is seeking ethically-sourced options, better price points, and authenticity in the brands they choose to engage. We believe the recent rise in interest for lab-created diamond is creating a halo effect for the moissanite gemstone market. While we are experiencing growing traffic and interest in Charles & Colvard from the ongoing attention around lab-created gemstones, we may face future price point and consumer related demand pressures from the lab-created diamond industry. With current moissanite pricing averaging approximately 5% of mined diamond gemstones and approximately 10% of lab-created diamond, we believe that for the foreseeable future we will continue to be able to address an underserved segment of the market.

Competing with Other Moissanite Producers

Although we believe that our moissanite jewels have a leadership market position, we are beginning to face competition from other companies that develop competing SiC material. These products are emerging primarily from Eastern countries and are making their way into the U.S. market. Our ongoing research of the competitive landscape has identified competing moissanite, primarily in the “E-F” and below color range, according to the GIA’s grading scale. However, we have not yet identified competing moissanite that exhibits a consistent level of color, cut, clarity and polish that is competitive with the quality of our Forever OneTM gemstone.

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

However, we are seeing a grade of moissanite material reaching the market that exhibits a lower color rating and/or lesser cut, clarity and polish standard compared to our Forever OneTM gemstone. This inferior product is coming to market at competitive price points, and we have subsequently been experiencing downward pricing pressures from price-sensitive purchasing channels. In May 2018, we entered the market with a value line of moissanite to compete directly with these lower-grade moissanite products. This new value line, known as Moissanite by Charles & Colvard®, is a competitively-priced line of gemstones that is fashioned from the same core material as our other created moissanite products. Finished gemstones that do not meet our meticulous grading standards for Forever OneTM – but do meet our high specifications for gemstones worthy of carrying the Charles & Colvard name – will now be offered to the market at a value priced option. For the fiscal year ended June 30, 2019, 6% of our revenue was generated from Moissanite by Charles & Colvard® gemstones and finished jewelry – we believe this percentage of revenue is validating the market for this value-priced product line.

Competing with Simulants

While moissanite is a synthetic gemstone (a lab-created version of the naturally-occurring SiC mineral), we may also, to a lesser degree, face competition from simulant gemstones, including cubic zirconia and man-made crystals. Producers and sellers of these products may see the markets for these products being eroded by the market penetration of our moissanite jewels. We believe that the substantially lower price of these products is the primary basis upon which they will compete with our moissanite jewels; however, they are not considered fine gemstone or jewelry products.

Competing in the Finished Jewelry Space

The global fine jewelry market competition is fierce. Such well-known jewelry designers and manufacturers as James Allen, Brilliant Earth, and Blue Nile, among others, have a variety of jewelry collections featuring diamond and other precious and semi-precious gemstones, and enjoy strong brand recognition and a loyal consumer following. These companies also have greater financial resources than we do to develop and market their products.

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

Our design, manufacture and marketing of finished jewelry featuring moissanite for sale at wholesale pricing to distributors and retailers and at retail to end consumers through our charlesandcolvard.com and other Online Channels outlets may result in some of our current wholesale customers perceiving us as a competitor, despite our efforts to use primarily non-conflicting sales channels. As we continue to develop our finished jewelry business, we intend to increase distribution through new and existing channels similarly to how many other companies have executed cross-channel marketing and distribution strategies. Due to the size of the finished jewelry market, we believe that such sales channels can co-exist, with the overall end result being increased consumer and brand awareness of moissanite products and a corresponding increased demand for not only our products, but those of our distributor and manufacturer customers as well.

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

Employees

As of August 29, 2019, we had a total of 63 employees, all of whom were full-time and none of whom were part-time. None of our employees are represented by a labor union. We believe that our employee relations are good.

Directors and Executive Officers of Charles & Colvard, Ltd.

The members of our current Board of Directors are the following:

Neal I. Goldman
Chairman of the Board of Directors of Charles & Colvard, Ltd.; President of Goldman Capital Management, Inc., an investment advisory firm.

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

•	Our ability to differentiate Charles & Colvard Created Moissanite® from competing products, including competitive moissanite and the rapidly-emerging lab-created diamond industry;

•	The ability to operationally execute our digital marketing strategy for our Online Channels segment;

•
Our continued ability and the ability of manufacturers, designers, and retail jewelers to select jewelry settings that encourage consumer acceptance of and demand for our moissanite jewels and finished jewelry;

•	The ability to understand our consumer market segment and effectively market to them a compelling value proposition that leads to converted customers;

•	Our ability to continue our relationship with Cree in order to sustain our supply of high-quality SiC crystals;

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

•	Our continued ability and the ability of jewelry manufacturers and retail jewelers to set loose moissanite jewels in finished jewelry with high-quality workmanship; and

•	Our continued ability and the ability of retail jewelers to effectively market and sell finished jewelry featuring moissanite to consumers.

The execution of our business plans could significantly impact our liquidity.  The execution of our business plans to expand our Online Channels segment and global market opportunities, as well as to create required inventory of our Forever OneTM and Moissanite by Charles & Colvard® jewels, requires significant investment of our resources, which may reduce our cash position. Should we fail to execute on our business plans, we could see delays in the return of cash from our investments, resulting in a liquidity shortfall. Under the $5.00 million asset-based revolving credit facility, or the White Oak Credit Facility, that we obtained from White Oak on July 13, 2018, failure to meet one or more of the following covenants could restrict our ability to draw on the White Oak Credit Facility: (i) failure to provide White Oak with certain financial information; (ii) failure to make required payments to third parties; and (iii) failure to comply with the other covenants and defaults contained in the White Oak Credit Facility, including a financial covenant to maintain at least $500,000 in excess availability (as defined under the White Oak Credit Facility). In addition, we currently have an effective shelf registration statement on Form S-3 on file with the SEC that allows us to periodically offer and sell, individually or in any combination, shares of common stock, shares of preferred stock, warrants to purchase shares of common stock or preferred stock, and units consisting of any combination of the foregoing types of securities, up to a total of $25.00 million (approximately $13.99 million after giving effect to our June 2019 public offering, including the impact of the partial exercise of the underwriters’ over-allotment option). If we are not able to draw on the White Oak Credit Facility, or if we are unable to access the capital markets when we need to or issue equity on terms that are acceptable to us or at all, our cash and cash equivalents and other working capital may be insufficient to meet our working capital and capital expenditure needs. The White Oak Credit Facility matures on July 13, 2021, and there is no guarantee of extension or renewal.

Our business and our results of operations could be materially adversely affected as a result of our inability to fulfill orders on a timely basis. As sales of our loose moissanite jewels increase, including our Forever OneTM and Moissanite by Charles & Colvard® gemstones, availability of certain shapes and sizes may be at risk. In addition, finished jewelry has a large variety of styles of which we maintain on-hand stock for such core designs as stud earrings, solitaire and three-stone rings, pendants, and bracelets; and made-to-order under strict deadlines for certain wholesale and direct-to-consumer e-commerce outlets. We must adequately maintain relationships, forecast demand, and operate within the lead times of third parties that facet jewels and manufacture finished jewelry settings to ensure adequate on-hand quantities and/or the shipment of customer orders in a timely manner as we transition certain customers from Forever Brilliant® and Forever ClassicTM  to Forever OneTM or Moissanite by Charles & Colvard®. In addition, we are currently dependent upon certain vendors for most of the faceting of our loose jewels. If any or all of these vendors were to cancel their arrangements with us, we could experience a disruption in our operations and incur additional costs to procure faceting services from a replacement vendor. The inability to fulfill orders on a timely basis and within promised customer deadlines could result in a cancellation of the orders and loss of customer goodwill that could materially and adversely affect our business, results of operations, and financial condition.

We face intense competition in the worldwide jewelry industry. The jewelry industry is highly competitive and we compete with numerous other jewelry products. In addition, we face competition from mined diamonds, lab-created (synthetic) diamonds, other moissanite products, and simulants. A substantial number of companies supply products to the jewelry industry, many of whom we believe have greater financial resources than we do. Competitors could develop new or improved technologies, including those for lab-grown diamonds, that may render the price point for moissanite noncompetitive, which could have an adverse effect on our business, results of operations, and financial condition.

We have previously relied on our patent rights and other intellectual property rights to maintain our competitive position. Our current U.S. product and method patents for moissanite jewels expired in 2015 and most of our patents in foreign jurisdictions expired in 2016 with only one in Mexico remaining (which expires in 2021). However, we have certain trademarks and pending trademark applications that support our moissanite branding strategy. Additionally, we have certain pending design patents that we believe, if approved, will differentiate our products in the gemstone and jewelry industry. Notwithstanding the foregoing, since the expiration of our patents we have noted new providers of moissanite and competitive products entering the market. However, as we experienced ourselves, achieving the capacity to consistently produce a high-quality moissanite product at mass scale requires a careful balance of SiC-specific faceting skills and a well-tuned global supply chain. In addition, today’s consumers demand transparency from and high visibility into the brands they choose to align with and purchase from. As our pending patent rights and other pending intellectual property rights are approved, we will continue to rely on these patents and our carefully-executed brand awareness and digital marketing campaigns to build our consumer relationships and maintain our competitive position going forward. If, however, we are unable to successfully build strong brands for our moissanite jewels and finished jewelry featuring moissanite or competition grows faster than expected, we may not have commercially meaningful protection for our products or a commercial advantage against our competitors or their competitive products or processes, which may have a material adverse effect on our business, results of operations, and financial condition.

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

We are currently dependent on a limited number of distributor and retail partners in our Traditional segment for the sale of our products. A significant portion of the moissanite jewels and finished jewelry featuring moissanite that we sell are distributed through a limited number of distributors and retail partners in our Traditional segment, and therefore, we are dependent upon these companies for distribution of our products. During the fiscal year ended June 30, 2019, the transition period ended June 30, 2018 and the calendar year ended December 31, 2017, our three largest customers collectively accounted for approximately 30%, 33% and 38%, respectively, of our net sales. As we continue to build our finished jewelry business, we anticipate in the near term that a significant portion of the moissanite jewels and finished jewelry featuring moissanite that we sell through our Traditional segment will continue to be to a limited number of distributors and retailers.

We depend on a single supplier for substantially all of our SiC crystals, the raw materials we use to produce moissanite jewels; if our supply of high-quality SiC crystals is interrupted, our business may be materially harmed. We are party to an exclusive supply agreement with Cree, which we depend on for the provision of substantially all of the SiC material we use to produce moissanite jewels. Under the terms and conditions of the Supply Agreement, we agreed to purchase from Cree, and Cree agreed to supply, all of our required SiC material, subject to terms and conditions that allow us to purchase certain amounts of SiC materials from third parties under limited conditions. The Supply Agreement is set to expire in 2023 and we have the option, subject to certain conditions, to unilaterally extend the term of the Supply Agreement for an additional two-year period following expiration of the initial term. If our supply of high-quality SiC crystals is interrupted, then we may not be able to meet demand for moissanite jewels and our business may be materially and adversely affected. Cree has certain proprietary rights relating to its process for growing large single crystals of SiC and its process for growing colorless and near-colorless SiC crystals. There is no guaranty that we would be able to obtain similar quality SiC crystals from another provider. There can be no assurance that Cree will be able to continue to produce and supply us with SiC crystals of sufficient quality, sizes, and volumes that we desire or that we will be able to continue to negotiate future purchase commitments at acceptable prices that enable us to manage our inventories and raw material costs effectively

Our business and our results of operations could be materially adversely affected as a result of general economic and market conditions. Our business, including our sales volumes and overall profitability, could be adversely impacted by disruptions in global financial markets, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increased unemployment rates, and uncertainty about economic stability including the increased risk of global trade tensions. We are unable to predict the likely duration and severity of the effects of these disruptions in the financial markets and the adverse global economic conditions, and if economic conditions deteriorate, our business and results of operations could be materially and adversely affected. The consequences of such adverse effects could include interruptions or delays in our suppliers’ performance of our contracts, reductions and delays in customer purchases, delays in or the inability of customers to obtain financing to purchase our products, and bankruptcy of customers and/or suppliers.

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

We are subject to certain risks due to our international operations, distribution channels and vendors. We have continued to expand our direct international sales operations, with international net sales accounting for approximately 13% of total consolidated net sales during fiscal 2019. We also currently have numerous international wholesale distributors and retail sales channels covering portions of Canada, the UK, Western Europe, Australia and New Zealand, Southeast Asia, the Middle East, and the Greater China Region. In addition, we use certain companies based outside the U.S. to facet our moissanite jewels and to manufacture finished jewelry. We plan to continue to increase marketing and sales efforts and anticipate expanding our direct international sales in addition to continuing to serve international distributors. Any international expansion plans we choose to undertake will increase the complexity of our business, require attention from management and other personnel and cause additional strain on our operations, financial resources and our internal financial control and reporting functions. Further, our expansion efforts may be unsuccessful as we have limited experience selling our products in certain international markets and in conforming to the local cultures, standards or policies necessary to successfully compete in those markets. In addition, we may have to compete with retailers that have more experience with local markets. Our ability to expand and succeed internationally may also be limited by the demand for our products, the ability to successfully transact in foreign currencies, the ability of our brand to resonate with consumers globally and the adoption of online or Internet commerce in these markets. Different privacy, censorship and liability standards and regulations, and different intellectual property laws in foreign countries may also prohibit expansion into such markets or cause our business and results of operations to suffer. Through our planned international expansion and our continued reliance on development of foreign markets and use of foreign vendors, we are subject to the risks of conducting business outside of the U.S.

These risks include the following:

•
the adverse effects on U.S.-based companies operating in foreign markets that might result from war; terrorism; changes in diplomatic, trade, or business relationships (including labor disputes); or other political, social, religious, or economic instability;

•	the continuing adverse economic effects of any global financial crisis;

•	unexpected changes in, or impositions of, legislative or regulatory requirements;

•	delays resulting from difficulty in obtaining export licenses;

•	international regulatory requirements, tariffs and other trade barriers and restrictions, including the consequences of U.S. led tariff actions;

•
the burdens of complying with a variety of foreign laws and regulations, including foreign taxation and varying consumer and data protection laws, and other factors beyond our control, and the risks of non-compliance;

•	longer payment cycles and greater difficulty in collecting accounts receivable;

•	our reliance on third-party carriers for product shipments to our customers;

•	risk of theft of our products during shipment;

•	limited payment, shipping and insurance options for us and our customers;

•	difficulties in obtaining export, import or other business licensing requirements;

•	customs and import processes, costs or restrictions;

•	the potential difficulty of enforcing agreements with foreign customers and suppliers; and

•	the complications related to collecting accounts receivable through a foreign country’s legal or banking system.

In particular, there is currently significant uncertainty about the future relationship between the U.S. and various other countries, with respect to trade policies, treaties, government regulations, and tariffs. For example, the recent imposition of tariffs and/or increase in tariffs on various products by the U.S. and other countries, including China and Canada, have introduced greater uncertainty with respect to trade policies and government regulations affecting trade between the U.S. and other countries, and new and/or increased tariffs have subjected, and may in the future subject, us to additional costs and expenditure of resources. Major developments in trade relations, including the imposition of new or increased tariffs by the U.S. and/or other countries, and any emerging nationalist trends in specific countries could alter the trade environment and consumer purchasing behavior which, in turn, could have a material effect on our financial condition and results of operations. In addition, the ongoing negotiations surrounding the UK’s exit from the European Union, known as Brexit, have yet to provide clarity on what the outcome will be for the UK or Europe. Changes related to Brexit could subject us to heightened risks in that region, including disruptions to trade and free movement of goods, services and people to and from the UK, disruptions to the workforce of our business partners, increased foreign exchange volatility with respect to the British pound and additional legal, political and economic uncertainty. If these actions impacting our international distribution and sales channels result in increased costs for us or our international partners, such changes could result in higher costs to us, adversely affecting our operations, particularly as we expand our international presence.

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

We rely on assumptions, estimates and data to calculate certain of our key metrics and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business. We believe that certain metrics are key to our business, including but not limited to average order value, or AOV, average advertising spend per customer, and repeat customers. As both the industry in which we operate and our business continue to evolve, so too might the metrics by which we evaluate our business. While the calculation of these metrics is based on what we believe to be reasonable estimates, our internal tools are not independently verified by a third party and may have a number of limitations and, furthermore, our methodologies for tracking these metrics may change over time. Given the difficulty in tracking consumers online, calculations of our unique visitors may not accurately reflect the number of people actually visiting our platforms. We continue to improve upon our tools and methodologies to capture data and believe that our current metrics are accurate; however, the improvement of our tools and methodologies could cause inconsistency between current data and previously reported data, which could confuse investors or lead to questions about the integrity of our data. In addition, if the internal tools we use to track these metrics under-count or over-count performance or contain algorithm or other technical errors, the data we report may not be accurate. Accordingly, you should not place undue reliance on these metrics.

Our failure to maintain compliance with Nasdaq’s continued listing requirements could result in the delisting of our common stock.  Our common stock is currently listed on The Nasdaq Capital Market. In order to maintain this listing, we must satisfy minimum financial and other requirements. On two separate occasions in the past five years, we have received a notification letter from Nasdaq indicating that we were not in compliance with listing requirements because the minimum bid price of our common stock closed below $1.00 per share for 30 consecutive business days. However, Nasdaq subsequently notified us in both instances that we had regained compliance with the minimum bid price requirement. If we fail to satisfy Nasdaq’s listing requirements in the future, we expect to take actions to regain compliance, but we can provide no assurance that any such action would prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements. If our common stock is delisted from Nasdaq, the delisting could substantially decrease trading in our common stock and adversely affect the market liquidity of our common stock; adversely affect our ability to obtain financing on acceptable terms, if at all; and may result in the potential loss of confidence by investors, suppliers, customers, and employees and fewer business development opportunities. Additionally, the market price of our common stock may decline further and shareholders may lose some or all of their investment.

We may experience quality control challenges from time to time that can result in lost revenue and harm to our brands and reputation.  Part of our strategy for success is to align Charles & Colvard with reputable, high-quality, and sophisticated strategic partners. The achievement of this goal depends in large part on our ability to provide customers with high-quality moissanite and finished jewelry featuring moissanite. Although we take measures to ensure that we sell only the best quality products, we may face quality control challenges, which could impact our competitive advantage. There can be no assurance we will be able to detect and resolve all quality control issues prior to shipment of products to our distributors, manufacturers, retailers, and end consumers. Failure to do so could result in lost revenue, lost customers, significant warranty and other expenses, and harm to our reputation.

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

Sales of moissanite jewelry could be dependent upon the pricing of precious metals, which is beyond our control. Any increases in the market price of precious metals (primarily gold) could affect the pricing and sales of jewelry incorporating moissanite jewels. The majority of price increases in precious metals are passed on to the end consumer in the form of higher prices for finished jewelry. These higher prices could have a negative impact on the sell-through of moissanite jewelry at the retail level. From 2006 through 2019, the price of gold has increased significantly, resulting in higher retail price points for gold jewelry. Accordingly, higher gold prices could have an adverse impact on both sales of moissanite finished jewelry and the jewelry industry as a whole.

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

For example, in 2016, the European Union, or EU, Parliament approved the new EU data protection legal framework known as the General Data Protection Regulation, or GDPR. The GDPR, which became effective in May 2018, replaced previously existing regulations and thereby extended the scope of EU data protection law to all non-EU companies processing data of EU residents. The GDPR contains numerous requirements and changes from prior EU law, including more robust obligations on data processors, greater rights for data subjects, and heavier documentation requirements for data protection compliance programs. The costs of compliance with, and other burdens and any penalties imposed by, such international and domestic laws, regulations and policies could have a material adverse impact on our results of operations.

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

The existence of valid patents does not prevent other companies from independently developing competing technologies. Existing producers of SiC crystals or others may refine existing processes for growing SiC crystals or develop new technologies for growing large single crystals of SiC or colorless SiC crystals in a manner that does not infringe any patents issued to or licensed by or to us. Accordingly, existing and potential competitors have been able to develop products that are competitive with or superior to certain of our products, and such competition could have a material adverse effect on our business, results of operations, and financial condition.

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

Market for Registrant’s Common Equity

Our common stock is traded on the Nasdaq Capital Market under the symbol “CTHR.” As of August 29, 2019, there were 229 shareholders of record of our common stock.

We did not pay any dividends on our common stock during the fiscal year ended June 30, 2019, the transition period ended June 30, 2018, or the calendar year ended December 31, 2017. We will regularly review and consider the best policies and practices for our company, including the dividend policy. The payment of future dividends will be dependent on the facts and circumstances at the time of that review.

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

Change in Fiscal Year

In January 2018, our Board of Directors approved a change in our fiscal year from a fiscal year beginning on January 1 and ending on December 31 of each year to a fiscal year beginning on July 1 of each year and ending on June 30 of the following calendar year. The change to the fiscal year reporting cycle began July 1, 2018. As a result of the change, we reported our financial results for the transition period ended June 30, 2018 on our Transition Report on Form 10-KT filed with the SEC on September 7, 2018, and we are reporting our results for the first full fiscal year ended June 30, 2019 in this Annual Report on Form 10-K.

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, when financial results for the fiscal year ended June 30, 2019 are compared to financial results for the prior year period, the results compare the twelve-month period ended June 30, 2019 to the unaudited results for the twelve-month period ended June 30, 2018. When financial results for the transition period ended June 30, 2018 are compared to financial results for the prior year period, the results compare the six-month period ended June 30, 2018 to the unaudited results for the six-month period ended June 30, 2017. In the opinion of management, while we adopted new revenue recognition guidance, as required, on January 1, 2018, the unaudited results for the twelve months ended June 30, 2018 and the six months ended June 30, 2017 are comparative for purposes of this analysis since there was no change in the timing or measurement of revenues. Additionally, management believes these unaudited results for the periods presented reflect all adjustments necessary to present the financial position and results of operations as of and for both periods in accordance with the accounting principles generally accepted in the United States of America, or U.S. GAAP. A detailed discussion of our financial results for the calendar year ended December 31, 2017 is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in our Transition Report on Form 10-KT filed with the SEC on September 7, 2018.

The following table shows the months included within the various comparison periods in our MD&A:

Fiscal Year-End 2019 Results Compared With Prior Year Period 2018 Results
2019 (twelve-month, audited)	2018 (twelve-month, unaudited)
July 2018 – June 2019	July 2017 – June 2018

Transition Period Ended June 30, 2018 Results Compared With Prior Year Period 2017 Results
Transition Period Ended June 30, 2018 (six-month, audited)	Prior Year Period 2017 (six-month, unaudited)
January 2018 – June 2018	January 2017 – June 2017

Overview

At Charles & Colvard, we believe luxury can be both beautiful and conscientious. With innovative technology and sustainable practices, our goal is to lead a revolution in the jewelry industry – delivering a brilliant product at extraordinary value balanced with environmental and social responsibility.

Charles & Colvard, Ltd., a North Carolina corporation founded in 1995, manufactures, markets and distributes Charles & Colvard Created Moissanite® and finished jewelry featuring our proprietary moissanite gemstone for sale in the worldwide jewelry market. Our unique differentiator, moissanite – The World’s Most Brilliant Gem® – is core to our ambition to create a movement around beautiful, environmentally and socially responsible fine jewelry and fashion jewelry. Charles & Colvard is the originator of lab-created moissanite, and we believe that we are leading the way in delivering the premium moissanite brand through technological advances in gemstone manufacturing, cutting, polishing and setting. By coupling what we believe to be unprecedented gemstones with responsibly-sourced precious metals, we are delivering a uniquely-positioned product line for the conscientious consumer.

We sell loose moissanite jewels and finished jewelry through two operating segments: our Online Channels segment, which comprises our charlesandcolvard.com website, e-commerce outlets, including marketplaces, drop-ship customers, and other pure-play, exclusively e-commerce customers; and our Traditional segment, which consists of domestic and international distributors and retail customers. For more information about our operating segments, see Note 3 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

We believe our expanding application of an omni-channel sales strategy across the jewelry trade and to the end consumer with gemstones and branded finished jewelry featuring Charles & Colvard moissanite positions our goods at the many touchpoints where consumers are when they are making their buying decisions – thereby creating greater exposure for our brand and increasing consumer demand.

Highlights of the Fiscal Year Ended June 30, 2019

During the fiscal year ended June 30, 2019, we delivered on several key initiatives, which we believe further solidified the Charles & Colvard brand. We also believe that we are well poised for future growth as we move forward into the fiscal year ending June 30, 2020.

These accomplishments in fiscal year ended June 30, 2019, include the following:

•
Completed an Underwritten Public Offering of our Common Stock – In June 2019, we completed an underwritten public offering of 6,250,000 shares of our common stock at a price of $1.60 per share, which, together with the partial exercise of the underwriters’ over-allotment option for an additional 630,500 shares in July, resulted in aggregate net proceeds of approximately $9.99 million, net of the underwriting discount and fees and expenses, which we intend to use for marketing and for general corporate and working capital purposes. Accordingly, with these funds we plan to expand our brand’s reach primarily through digital marketing efforts. We believe that investments in top-of-funnel marketing activities, such as social media advertising, influencer marketing programs, and international campaigns, will increase the overall awareness of Charles & Colvard. We also intend to expand our opted-in target market and drive top line growth. We believe that with these funds being secured in the June and July timeframe, this opportunity provides us the ability to positively impact the 2019 calendar year-end holiday season and ultimately accelerate our growth potential.

•
Achieved Four Consecutive Quarters of Net Income – With four consecutive quarters of profitability during the fiscal year ended June 2019, we believe our financial performance for this fiscal year was strong. We believe that we have right-sized our operations, balanced our resources, and understand the puts and takes of running a healthy business. We believe that this performance positions us with a strong foundation on which to apply and achieve the maximum benefit from the net proceeds of our recent public offering.

•
Established Our Position as a Direct-to-Consumer Brand – Our legacy is that of a moissanite gemstone manufacturer. This traditional business was our focus until October 2016, when we re-launched the business model with the intent to establish a direct-to-consumer, or DTC, presence. We finished our fiscal year-end 2019 with more than half of our business derived from our Online Channels segment, which serves our DTC customer. More than half of our Online Channels segment’s business is generated from our own transactional website, charlesandcolvard.com, where we can offer an exceptional and direct customer experience while controlling our brand and commanding high product margins. Delivering on our direct-to-consumer vision and our Online Channels segment eclipsing our Traditional segment in less than three years is one of our most significant recent accomplishments.

•
Forged New Inroads into International Markets – One of our key growth opportunities is in international markets. In fiscal 2019, we leaned into this opportunity with the launch of several marketplaces including but not limited to Amazon sites in Australia, Germany, Italy, France, Spain, and Japan. We believe that the use of marketplaces as a low-cost market research opportunity provides less expensive exposure into new markets. While leveraging the significant subscribers of these established online retail outlets, we have the opportunity to test products and price points to identify whether we have a customer in a given region and which products that customer has a propensity to buy. This allows us to then curate the right selection of products for a region and only then will we begin to invest significant digital marketing resources in order to grow a regional presence. Concurrently, we continued to support CBT efforts to drive international customers to our U.S.-based website with enhanced international shopping features. And lastly, we leveraged regional distributors to act as our ‘boots on the ground’ for certain regions, such as China, that require a significant local presence and investment of resources. With international sales increasing to $4.26 million, or 106%, in the fiscal year ended June 30, 2019 from $2.07 million in the twelve months ended June 30, 2018 (unaudited), we feel confident in our agile international growth model and plan to continue these efforts into fiscal 2020.

•
Expanded Our Product Selection to Meet Market Demand – In May 2018 we introduced Moissanite by Charles & Colvard®, which is a value line of gemstones that offers cost-conscious consumers a competitively-priced option for moissanite jewels. Throughout fiscal 2019, we expanded the footprint of this new product line, closing the year with 6% of all sales attributable to this line of gemstones. In September of 2018 we announced our Signature Collection, a patent-pending line of exclusive jewelry featuring our unique floret logo. By the end of fiscal 2019, our Signature Collection represented 7% of our charlesandcolvard.com sales. We believe this is an indication of the significant recognition and adoption of our brand by consumers. In April 2019, we were named the Official Jewelry Sponsor of the North Carolina Courage, a professional women’s soccer team based in Raleigh, North Carolina, and a member of the National Women’s Soccer League, or NWSL. In fiscal 2019, we provided the entire North Carolina Courage sports and management teams with championship rings commemorating their NWSL 2018 National Championship. In coordination with this soccer team, we released a line of soccer-themed jewelry specifically targeted at the emerging Gen-Z consumer. Throughout fiscal 2019, we continually iterated our jewelry options while introducing new gemstone cuts, such as our Duet Rose, and additional styles of rose cut gems. We believe that we actively solicit customer feedback and respond timely to market demand with the introduction of current product trends.

•
Grew Our Presence with Key Retail Partners – Since 2017, we have broadened our relationship with Helzberg Diamonds stores with the addition of incremental product styles and expanded case line presence in nearly all doors. In October 2018, we announced the establishment of a new relationship with Macy’s, with whom we have built a significant and growing online presence. Notably, due to the maturity of certain retail relationships, we have recently migrated select brick-and mortar partners to a blended asset and consignment model account structure, which affords us more favorable customer payment terms that result in more favorable cash flow. We will continue to evolve our retail channel strategy as we optimize our methods and partnership arrangements.

•
Executed New Credit Facility with White Oak Commercial Finance, LLC – During June and July of 2018, we negotiated and entered into a $5.00 million asset-based revolving credit facility with White Oak Commercial Finance, LLC, which replaced our previous asset-based revolving credit facility with a commercial bank. The White Oak Credit Facility may be used for general corporate and working capital purposes, including permitted acquisitions, and matures in July 2021. The annual borrowing fees associated with our new White Oak Credit Facility are lower than those in connection with our previous credit facility, and moreover, we believe the borrowing terms and financial covenants underlying the new White Oak Credit Facility are less restrictive than those under our previous credit arrangement. Accordingly, we believe the new White Oak Credit Facility will empower us to be more nimble when executing our strategic plans.

As we continue to execute our strategy to build and reinvest resources in our business, significant expenses and investment of cash will continue to be required ahead of the revenue streams we expect in the future. While this strategy resulted in some unprofitable reporting periods during 2017 and the transition period ended June 30, 2018, we had four consecutive quarters of net income during the fiscal year ended June 30, 2019. Accordingly, we will continue to analyze each investment decision with the ongoing intent to grow our business while maintaining our goal of achieving positive financial results and cash flows. We believe that we will continue to generate or have access to sufficient working capital resources, including but not limited to the issuance of equity securities, to fund operations as we execute our plans to expand and grow the business.

The execution of our strategy to continue growing our company, with the ultimate goal of increasing consumer awareness and clearly communicating the value proposition of moissanite, is challenging and not without risk. As such, there can be no assurance that future results for each reporting period will exceed past results in sales, operating cash flow, and net income due to the challenging business environment in which we operate and our investment in various initiatives to support our growth strategies. In addition, sales in the retail jewelry industry are typically seasonal due to increased consumer purchasing patterns during the calendar year-end holiday season. We can also see the effect of seasonality due to the timing of orders we receive to support new or expanded distribution and the level of current inventory positions held by our customers. While the effect of seasonality on our business, particularly with respect to the impact of the year-end holiday season, was less pronounced during the transition period ended June 30, 2018, we expect to continue seeing these types of seasonal trends impact financial results in future fiscal year-end reporting periods. However, as we execute our growth strategy, we remain committed to our current priorities of generating positive cash flow and strengthening our financial position while both monetizing our existing inventory and manufacturing products that meet sales demand. We believe the results of these efforts will propel our revenue growth and profitability, and further enhance shareholder value in coming years – however, we continue to fully recognize the business and economic challenges that we face.

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

Our work-in-process inventories include raw SiC crystals on which processing costs, such as labor and sawing, have been incurred and components, such as metal castings and finished good moissanite jewels, that have been issued to jobs in the manufacture of finished jewelry. Our moissanite jewel manufacturing process involves the production of intermediary shapes, called “preforms,” that vary depending upon the size and shape of the finished jewel. To maximize manufacturing efficiencies, preforms may be made in advance of current finished inventory needs but remain in work-in-process inventories. As of June 30, 2019, June 30, 2018 and December 31, 2017, work-in-process inventories issued to active production jobs approximated $1.23 million, $2.45 million, and $2.99 million, respectively.

Each accounting period, we evaluate the valuation and classification of inventories including the need for potential adjustments to inventory-related reserves, which also include significant estimates by management, on a period-by-period basis. See Note 2 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K under the Inventories caption for a further description of our inventories accounting policy and see Note 5 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for more detailed information relating to our accounting for inventory-related reserves.

Accounts Receivable Reserves - Estimates are used to determine the amount of two reserves against trade accounts receivable. The first reserve is an allowance for sales returns. At the time revenue is recognized, we estimate future returns using a historical return rate that is reviewed quarterly with consideration of any contractual return privileges granted to customers, and we reduce sales and trade accounts receivable by this estimated amount. The allowance for sales returns was $746,000, $648,000 and $537,000 at June 30, 2019, June 30, 2018 and December 31, 2017, respectively.

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

Any accounts with significant balances are reviewed separately to determine an appropriate allowance based on the facts and circumstances of the specific account. During our reviews for the fiscal year ended June 30, 2019, the transition period ended June 30, 2018 and the year ended December 31, 2017, we determined no additional reserves were necessary for specific accounts. Based on these criteria, management determined that allowances for doubtful accounts receivable of $249,000, $233,000 and $254,000 at June 30, 2019, June 30, 2018 and December 31, 2017, respectively, were required.

Deferred Tax Assets - As of each reporting date, management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. Beginning in 2014, management determined that negative evidence outweighed the positive and established a full valuation allowance against our deferred tax assets. We maintained a full valuation allowance as of June 30, 2019, June 30, 2018 and December 31, 2017.

Our deferred tax assets in Hong Kong were fully reserved with a valuation allowance of $996,000 as of June 30, 2019, June 30, 2018 and December 31, 2017 and had been fully reserved in all prior periods due to the uncertainty of future taxable income in this jurisdiction to utilize the deferred tax assets. Charles & Colvard (HK) Ltd., our Hong Kong subsidiary, which was re-activated in December 2017, but had no operating activity during the fiscal year ended June 30, 2019, the transition period ended June 30, 2018 and the year ended December 31, 2017, previously ceased operations during 2008 and became a dormant entity during 2009. If we use any portion of our deferred tax assets in future periods, the valuation allowance would need to be reversed and may impact our future operating results.

As a result of the Tax Cuts and Jobs Act, or Tax Act, enacted in December 2017, we wrote down our net deferred tax assets as of December 31, 2017 by approximately $519,000 driven principally by the lowering of the U.S. corporate income tax rate from 35% to that of 21% effective January 1, 2018. Likewise, in December 2017, we recorded a corresponding net adjustment to our valuation allowance related to the re-measurement of certain net deferred tax assets using the lower U.S. corporate income tax rate.

In connection with filing our 2017 U.S. corporate income tax return in June 2018, we completed our analysis of the income tax effects of the Tax Act and the effect on our existing corporate alternative minimum tax, or AMT, deferred tax asset, including the nature, validity, and recoverability of our AMT-related deferred tax credit carryforwards. Upon completing this analysis, we determined that we were able to recognize the underlying tax benefit relating to the realization of the recoverable portion of its AMT-related deferred tax credit carryforwards, net of an expected sequestration reduction, in the amount of approximately $328,000. Accordingly, we recorded the expected AMT credit refund as a receivable, net of an anticipated sequestration reduction and such amount was included with other long-term assets in our Consolidated Balance Sheets as of June 30, 2018.

However, on January 14, 2019, the Internal Revenue Service, or the IRS, announced that refund payments and refund offset transactions due to refundable minimum tax credits associated with the repeal of the corporate AMT as part of the Tax Act would not be subject to sequestration. Accordingly, following the IRS’s announcement that AMT credit refunds would not be subject to the government sequestration amount, in January 2019 we recognized the additional available underlying tax benefit and recorded the sequestered portion of its AMT credit refund in the amount of approximately $23,000. This amount, net of amounts received, was also included with other long-term assets in our Consolidated Balance Sheets as of June 30, 2019.

Uncertain Tax Positions – We account for the de-recognition, classification, accounting in interim periods, and disclosure requirements for uncertain tax positions in accordance with U.S. GAAP. Determining which tax positions qualify as uncertain positions and the subsequent accounting for these positions requires significant estimates and assumptions. Our net accrued income tax liability under the provisions of this guidance was $493,000, $471,000 and $462,000 at June 30, 2019, June 30, 2018 and December 31, 2017, respectively. This liability is only resolved when we obtain an official ruling from the tax authority on the positions or when the statute of limitations expires. Our liability for accrued interest on these uncertain tax positions has increased by approximately $22,000, $10,000 and $28,000 as of June 30, 2019, June 30, 2018 and December 31, 2017, respectively.

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

Based on our accounting policy, revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. To achieve this principle, we perform the following five steps: (i) identification of a contract with a customer; (ii) identification of any separate performance obligations; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when we have satisfied the underlying performance obligations. We recognize substantially all of our revenue at a point in time when control of our goods has passed to the customer, which typically occurs upon shipment, with the exception of consigned goods. We consider our performance obligation related to the shipment of goods satisfied at the time this control is transferred. We also have a variable consideration element related to most of our contracts in the form of product return rights. At the time revenue is recognized, an allowance for estimated returns is established and any change in the allowance for returns is charged against net sales in the current period. For our Traditional segment and Online Channels segment customers (excluding those of charlesandcolvard.com), the returns policy generally allows for the return of jewels and finished jewelry with a valid reason for credit within 30 days of shipment. Our charlesandcolvard.com customers may return purchases for any reason within 60 days in accordance with our returns policy as disclosed on the charlesandcolvard.com website. Periodically, we ship loose jewel goods and finished goods to Traditional segment customers on consignment terms. Under these consignment terms, the customer assumes the risk of loss and has an absolute right of return for a specified period that typically ranges from six months to one year. Our Online Channels segment and Traditional segment customers are generally required to make payments on consignment shipments within 30 days upon the customer informing us that such inventory will be kept by the customer. Accordingly, we do not recognize revenue on these consignment transactions until the earlier of (i) the customer informing us that the inventory will be kept by the customer; (ii) the expiration of the right of returns period; or (iii) the customer informing us that the inventory has been sold.

See Note 2 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K under the Change in Accounting Policy and Revenue Recognition captions for additional information regarding the adoption of the new revenue recognition accounting standard as of January 1, 2018, and the underlying required disclosures arising from contracts with customers as well as a more detailed description of our revenue recognition accounting policy.

Recent Accounting Pronouncements - See Note 2 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K under the Recently Adopted/Issued Accounting Pronouncements caption for the description of recent accounting pronouncements, including the expected date of adoption and estimated effects, on our consolidated financial statements.

Certain Operating Metrics

The following operating metrics are based on financial results and customer-related data for charlesandcolvard.com, LLC, a wholly-owned subsidiary of Charles & Colvard, Ltd., for the fiscal year ended June 30, 2019:

•	Average order value, or AOV, is estimated to be approximately $1,000, based on charlesandcolvard.com revenue, net of returns, divided by the total number of customer orders.
•
Average ad spend per new customer is estimated to be approximately $220, based on the total advertising spend focused on charlesandcolvard.com traffic divided by the number of first-time customer orders.

•	Repeat customers represent approximately 28% of charlesandcolvard.com’s total customer orders, based on customer email addresses.

Our calculation for AOV is sensitive to volume and product mix. Therefore, we believe that our AOV may vary widely going forward as we respond to ever changing consumer demand and provide the products – that may have widely variable price points – our audiences are looking for. Likewise, as we continue to invest in our advertising and marketing communication channels and broaden the underlying content types, we expect our average ad spend per customer to increase substantially going forward. Finally, as our Loyalty Program is revived, we expect the percentage of people enrolled in our program to continue increasing substantially over time.

The following operating metrics are based on financial results and customer-related data for charlesandcolvard.com, LLC, for the fiscal year ended June 30, 2019 compared to prior twelve-month period ended June 30, 2108 (unaudited):

•	51% year-over-year growth in charlesandcolvard.com revenue.
•	5.5% year-over-year growth in social media followers; 21% year-over-year growth in opt-in email subscribers.

For the fiscal year ended June 30, 2019, gross margin (defined as net sales less product line cost of goods sold) for our Online Channels segment was 58% of Online Channels net sales compared to 52% gross margin for the twelve-month period ended June 30, 2018 (unaudited).

Summary Financial Results for the Fiscal Year Ended June 30, 2019

The following is a summary of key financial results achieved for the fiscal year ended June 30, 2019 compared with the twelve months ended June 30, 2018 (unaudited):

•
Our total consolidated net sales increased by $4.34 million, or 16%, to $32.24 million in the fiscal year ended June 30, 2019 from $27.91 million in the twelve-month period ended June 30, 2018 (unaudited). The increase in consolidated net sales for the fiscal year ended June 30, 2019 was due primarily to strong seasonal sales for both Valentine’s Day and the calendar year-end 2018 holidays coupled with increased demand for our Forever OneTM gemstones over the comparable period in the twelve months ended June 30, 2018 (unaudited), reflecting higher finished jewelry net sales.

•
Online Channels segment net sales during the fiscal year ended June 30, 2019 of $16.34 million were 25% higher than Online Channels segment net sales during the twelve months ended June 30, 2018 (unaudited). Expanded jewelry selections resulted in higher finished jewelry sales and ongoing increased demand for our Forever OneTM and Moissanite by Charles & Colvard® gemstones during the fiscal year ended June 30, 2019 as evidenced through our increased presence on e-commerce outlets, including marketplaces and through charlesandcolvard.com within our Online Channels segment.

•
Traditional segment net sales for the fiscal year ended June 30, 2019 of $15.91 million were 7% higher than Traditional segment net sales for the twelve months ended June 30, 2018 (unaudited), primarily driven by an increase in the international distribution channel that primarily distributes loose gems to independent retail jewelers during the fiscal year ended June 30, 2019. This decrease was offset somewhat by higher gemstone sales through our international distribution network as a result of our ongoing initiatives with these customers.

•
Finished jewelry sales for the fiscal year ended June 30, 2019 comprised 48% of our total consolidated net sales and increased 19% to $15.46 million, compared with $13.00 million for the twelve months ended June 30, 2018 (unaudited), primarily due to higher finished jewelry retail sales in our Online Channels segment as well as increased sales of Forever One™ and Moissanite by Charles & Colvard® products in our Traditional segment. Loose jewel sales comprised 52% of our total consolidated net sales for the fiscal year ended June 30, 2019 and increased 13% to $16.79 million, compared with $14.91 million for the twelve months ended June 30, 2018 (unaudited), primarily due to higher levels of loose jewel sales in both our Online Channels segment and principally through the international distribution network in our Traditional segment.

•
Operating expenses increased by a net $167,000, or 1%, to $12.63 million in the fiscal year ended June 30, 2019 from $12.46 million in the twelve-month period ended June 30, 2018 (unaudited). Of this net increase, sales and marketing expenses increased $342,000, or 4%, to $7.98 million, primarily due to increased digital and social media marketing expenses associated with implementing our sales and marketing strategies, offset partially by a decrease in compensation-related expenses. Offsetting the increased sales and marketing expenses, general and administrative expenses decreased a net $176,000, or 4%, to $4.64 million primarily as a result of decreased professional services expenses, principally as a result of hiring a full-time in-house counsel, partially offset by increases in business franchise taxes, bad debt expense, insurance expenses, and compensation-related expenses.

•
Income before income taxes of approximately $2.27 million for the fiscal year ended June 30, 2019 improved from a loss of $1.08 million for the twelve-month period ended June 30, 2018 (unaudited). The increase in income before income taxes was due primarily to strong seasonal holiday sales as well as increased consumer awareness and demand for our moissanite gemstones and finished jewelry that resulted in higher sales in both our Online Channels segment and Traditional segment. Our gross margin for the fiscal year ended June 30, 2019 was 46% compared to 40% for the twelve-month period ended June 30, 2018 (unaudited). These improvements were offset somewhat by a one-time gain on an insurance claim settlement that was recognized during the twelve-month period ended June 30, 2018 (unaudited).

•
We recorded net income of $2.28 million in the fiscal year ended June 30, 2019, compared to a net loss of $767,000 in the twelve-month period ended June 30, 2018 (unaudited). Fully diluted net income per share was $0.10 in the fiscal year ended June 30, 2019 compared to a net loss per share of $0.04 in the twelve-month period ended June 30, 2018 (unaudited). The improvement in our financial results period over period was primarily the result of strong sales growth and improved gross margins along with operating expenses that were essentially flat when compared to the comparable unaudited year-ago period. The improved results in the fiscal year ended June 30, 2019 were offset by the one-time gain on an insurance claim settlement that was recognized during the twelve-month period ended June 30, 2018 (unaudited). In addition, while our net income for the fiscal year ended June 30, 2019 reflected the impact of the recognition of a federal income tax benefit in the amount of approximately $23,000 in connection with changes in the Tax Act relating to the realization of a recoverable portion of the AMT deferred tax credit carryforwards being reclassified from a deferred tax asset to that of an income tax receivable, our results in the twelve-month period ended June 30, 2018 (unaudited) also included a federal income tax benefit in the amount of approximately $328,000 also relating to the realization of an additional recoverable portion of the AMT deferred tax credit carryforwards that were reclassified from a deferred tax asset to that of an income tax receivable during the unaudited period then ended.

•
We generated net cash from operations of approximately $917,000 in the fiscal year ended June 30, 2019, compared to negative cash flows from operations of $2.69 million in the twelve-month period ended June 30, 2018 (unaudited). The primary drivers of our operating cash flow in the fiscal year ended June 30, 2019 were a net income of $2.28 million and an increase in accrued liabilities of $572,000. In addition, non-cash items totaling $1.51 million also had a favorable impact on our cash flow from operations during the fiscal year ended June 30, 2019. These factors were partially offset by an increase in inventory of $2.30 million; a decrease in accounts payable of $799,000; an increase in accounts receivable of $328,000; and an increase in prepaid expenses and other assets of $14,000.

•
Cash, cash equivalents and restricted cash at June 30, 2019 were $13.01 million compared to cash and cash equivalents of $3.39 million at June 30, 2018. The primary reasons for this increase are the $9.06 million of cash proceeds, net of the underwriting discount and fees and expenses, from our underwritten public offering in June 2019 and the approximately $917,000 of cash provided by operations. These increases were offset by approximately $426,000 used in investing activities, principally for capital expenditures during the fiscal year ended June 30, 2019.

•
Total inventory, including long-term and consignment inventory, was $33.73 million as of June 30, 2019, up from $31.83 million at June 30, 2018. This inventory increase was, in part, due to higher levels of consignment inventories that were produced to meet anticipated product demand, offset by increases in inventory reserves.

We continue to carry no long-term debt. And we believe that we will be able to continue to have access to additional working capital resources, including but not limited to the White Oak Credit Facility and the potential issuance of equity securities, to fund operations and our growth strategies for the foreseeable future.

Results of Operations

Fiscal Year Ended June 30, 2019 and Twelve Months Ended June 30, 2018 (Unaudited)

The following table sets forth certain consolidated statements of operations data for the fiscal year ended June 30, 2019 and twelve-month period ended June 30, 2018 (unaudited):

	Twelve Months Ended June 30,
	2019	2018
		(unaudited)
Net sales	$32,244,109	$27,908,838
Costs and expenses:
Cost of goods sold	17,352,167	16,708,203
Sales and marketing	7,983,506	7,641,962
General and administrative	4,640,810	4,816,495
Research and development	2,069	571
Total costs and expenses	29,978,552	29,167,231
Income (Loss) from operations	2,265,557	(1,258,393)
Other income (expense):
Interest income	11,022	-
Interest expense	(2,198)	(742)
Loss on foreign currency exchange	(344)	(5)
Gain on insurance claim settlement	-	183,217
Other expense	(13)	-
Total other income (expense), net	8,467	182,470
Income (Loss) before income taxes	2,274,024	(1,075,923)
Income tax net benefit	1,443	309,046
Net income (loss)	$2,275,467	$(766,877)

Consolidated Net Sales

Consolidated net sales for the fiscal year ended June 30, 2019 and twelve months ended June 30, 2018 (unaudited) comprise the following:

	Twelve Months Ended June 30,		Change
	2019	2018	Dollars	Percent
		(unaudited)
Finished jewelry	$15,457,343	$13,001,941	$2,455,402	19%
Loose jewels	16,786,766	14,906,897	1,879,869	13%
Total consolidated net sales	$32,244,109	$27,908,838	$4,335,271	16%

Consolidated net sales were $32.24 million for the fiscal year ended June 30, 2019 compared to $27.91 million for the twelve months ended June 30, 2018 (unaudited), an increase of $4.34 million, or 16%. The increase in consolidated net sales for the fiscal year ended June 30, 2019 was due primarily to strong seasonal sales for both Valentine’s Day and the calendar year-end holiday as well as increased consumer awareness and demand for our moissanite gemstones and jewelry. These results were evidence of both strong finished jewelry product net sales and higher loose jewel net sales during the fiscal year ended June 30, 2019 in our Online Channels segment. The increases in our Online Channels segment and Traditional segment net sales in the fiscal year ended June 30, 2019 were partially offset by lower finished jewelry product sales in our Traditional segment.

Sales of finished jewelry represented 48% and 47% of total consolidated net sales for the fiscal year ended June 30, 2019 and the twelve-month period ended June 30, 2018 (unaudited), respectively. For the fiscal year ended June 30, 2019, finished jewelry sales were $15.46 million compared to $13.00 million for the twelve months ended June 30, 2018 (unaudited), an increase of $2.46 million, or 19%. This increase in finished jewelry sales was due primarily to higher finished jewelry retail sales in our Online Channels segment as well as increased sales of Forever One™ and Moissanite by Charles & Colvard® products in our Traditional segment.

Sales of loose jewels represented 52% and 53% of total consolidated net sales for the fiscal year ended June 30, 2019 and the twelve months ended June 30, 2018 (unaudited), respectively. For the fiscal year ended June 30, 2019, loose jewel sales were $16.79 million compared to $14.91 million for the twelve months ended June 30, 2018 (unaudited), an increase of $1.88 million, or 13%. The increase for the fiscal year ended June 30, 2019 was primarily due to higher levels of loose jewel sales in both our Online Channels segment and principally through the international distribution network in our Traditional segment.

U.S. net sales accounted for approximately 87% and 93% of total consolidated net sales during the fiscal year ended June 30, 2019 and the twelve-month period ended June 30, 2018 (unaudited), respectively. As a percentage of net sales, U.S. net sales decreased during fiscal 2019 as a result of increased demand in the international distributor market and the growth of our direct-to-consumer presence internationally compared to the twelve months ended June 30, 2018 (unaudited). However, U.S. net sales increased to $27.98 million, or 8%, during the fiscal year ended June 30, 2019 from $25.84 million for the twelve months ended June 30, 2018 (unaudited) primarily as a result of ongoing increased demand and increased sales from our Online Channels segment.

Our largest U.S. customer during the fiscal year ended June 30, 2019 and the twelve months ended June 30, 2018 (unaudited) accounted for 14% and 15% of total consolidated net sales during each respective period. Our second largest U.S. customer during the fiscal year ended June 30, 2019 and the twelve months ended June 30, 2018 (unaudited) accounted for 10% and 12% of total consolidated net sales during each respective period. Other than our largest and second largest U.S. customers during the fiscal year ended June 30, 2019 and the twelve months ended June 30, 2018 (unaudited), we had no other customers with sales that represented 10% or more of total consolidated net sales for the periods then ended. We expect that we will remain dependent on our ability, and that of our largest U.S. customers, to maintain and enhance retail programs. A change in or loss of any of these customer or retailer relationships could have a material adverse effect on our results of operations.

International net sales accounted for approximately 13% and 7% of total consolidated net sales during the fiscal year ended June 30, 2019 and the twelve months ended June 30, 2018 (unaudited), respectively. International net sales increased to $4.26 million, or 106%, during the fiscal year ended June 30, 2019 compared to $2.07 million in the twelve months ended June 30, 2018 (unaudited) as we continue to serve distributors in international markets. Based on current levels of demand for loose jewels in the markets, we continue to evaluate these and other potential distributors in these international markets to determine the best long-term partners. Additionally, during the fiscal year ended June 30, 2019, we developed a direct-to-consumer presence in Australia, Germany, Italy, France, and Spain. These international locations are in addition to the presence we developed in the UK during the twelve month-period ended June 30, 2018 (unaudited). Going forward, we anticipate the need to further develop a  direct-to-consumer presence in other locations throughout the world. This international expansion will continue to require additional investment in our multi-channel digital marketing strategy to drive expected growth in these regions. As a result, over time our sales in these international markets may continue to fluctuate significantly each reporting period as our growth in these regions develops.

No international customers accounted for more than 10% of total consolidated sales in fiscal 2019. A portion of our international consolidated sales represents jewels sold internationally that may be re-imported to U.S. retailers. Our top three international distributors by sales volume during the fiscal year ended June 30, 2019 were, in order of sales volume, located in Hong Kong, Hong Kong, and Canada.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the fiscal year ended June 30, 2019 and twelve months ended June 30, 2018 (unaudited) are as follows:

	Twelve Months Ended June 30,		Change
	2019	2018	Dollars	Percent
		(unaudited)
Product line cost of goods sold:
Finished jewelry	$6,859,112	$7,045,126	$(186,014)	-3%
Loose jewels	8,242,830	7,761,793	481,037	6%
Total product line cost of goods sold	15,101,942	14,806,919	295,023	2%
Non-product line cost of goods sold	2,250,225	1,901,284	348,941	18%
Total cost of goods sold	$17,352,167	$16,708,203	$643,964	4%

Total cost of goods sold was $17.35 million for the fiscal year ended June 30, 2019 compared to $16.71 million for the twelve months ended June 30, 2018 (unaudited), an increase of approximately $644,000, or 4%. Product line cost of goods sold is defined as product cost of goods sold in each of our Online Channels segment and Traditional segment excluding non-capitalized expenses from our manufacturing and production control departments, comprising personnel costs, depreciation, rent, utilities, and corporate overhead allocations; freight out; inventory valuation allowance adjustments; and other inventory adjustments, comprising costs of quality issues, damaged goods, and inventory write-downs.

The increase in cost of goods sold for the fiscal year ended June 30, 2019 as compared to the twelve-month period ended June 30, 2018 (unaudited) was due primarily to an increased level of overall product sales during fiscal 2019, offset somewhat by favorable costs resulting from manufacturing efficiencies achieved for finished jewelry production when compared to product line cost of goods sold in the same unaudited period of 2018. The net increase in total cost of goods sold was also impacted by a net unfavorable change in non-product line cost of goods sold during fiscal 2019. This net increase in non-product line cost of goods sold comprises a $437,000 increase in other inventory adjustments principally relating to production standard cost variances and book-to-physical quantity adjustments; a $62,000 increase in freight out as a result of an increase in sales transaction volume; and an $8,000 increase in non-capitalized manufacturing and production control expenses principally due to the timing of when work-in-process is received into inventory and overhead is allocated. These increases were offset in part by a $158,000 favorable change in inventory valuation allowances, including inventory obsolescence, shrinkage, recuts, and repairs reserves. For further discussion of non-product line cost of goods sold, see Note 3 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”,  of this Annual Report on Form 10-K.

Sales and Marketing

Sales and marketing expenses for the fiscal year ended June 30, 2019 and twelve months ended June 30, 2018 (unaudited) are as follows:

	Twelve Months Ended June 30,		Change
	2019	2018	Dollars	Percent
		(unaudited)
Sales and marketing	$7,983,506	$7,641,962	$341,544	4%

Sales and marketing expenses were $7.98 million for the fiscal year ended June 30, 2019 compared to $7.64 million for the twelve-month period ended June 30, 2018 (unaudited), an increase of approximately $342,000, or 4%.

The increase in sales and marketing expenses for the fiscal year ended June 30, 2019 compared to the twelve months ended June 30, 2018 (unaudited) was primarily due to a $640,000 increase in digital and social media marketing; a $140,000 increase in general office-related expenses, principally due to increased credit card clearing transactions; a $137,000 increase in professional services fees; a $76,000 increase in software-related costs principally in connection with maintenance agreements as well as other software-related agreements; and a $50,000 increase in depreciation and amortization expense. These increases were partially offset by a $564,000 decrease in compensation-related expense; a $97,000 decrease in travel expense; a $37,000 decrease in recruiting fees; and a $3,000 net decrease in miscellaneous other sales and marketing expenses.

The increase in digital and social media marketing expenses for the fiscal year ended June 30, 2019, compared to the twelve-month period ended June 30, 2018 (unaudited), comprises an $812,000 increase in Internet marketing and a $54,000 increase in cooperative advertising. These increases were partially offset by a $153,000 decrease in outside agency fees; a $50,000 decrease in promotional expenses; an $18,000 decrease in print media expenses; and a $5,000 net decrease in all other advertising expenses.

Compensation expenses for the fiscal year ended June 30, 2019 compared to the twelve-month period ended June 30, 2018 (unaudited) decreased primarily as a result of a $714,000 decrease in salaries, commissions, and related employee benefits in the aggregate; a $47,000 decrease in severance expense; and an $8,000 decrease in relocation expense. These decreases were partially offset by a $195,000 increase in bonus expense and a $10,000 increase in employee stock-based compensation expense.

While our intent is to invest significantly in sales and marketing efforts to increase sales, we believe such expenses may also increase as part of our ongoing strategy to promote overall consumer awareness of moissanite and of our brands. However, this will be dependent on overall companywide marketing strategies and in which sales channels we may choose to make such further investments.

General and Administrative

General and administrative expenses for the fiscal year ended June 30, 2019 and twelve months ended June 30, 2018 (unaudited) are as follows:

	Twelve Months Ended June 30,		Change
	2019	2018	Dollars	Percent
		(unaudited)
General and administrative	$4,640,810	$4,816,495	$(175,685)	-4%

General and administrative expenses were $4.64 million for the fiscal year ended June 30, 2019 compared to $4.82 million for the twelve months ended June 30, 2018 (unaudited), a decrease of approximately $176,000, or 4%.

The decrease in general and administrative expenses for the fiscal year ended June 30, 2019 compared to the twelve months ended June 30, 2018 (unaudited) was primarily due to a $332,000 decrease in professional services; an $18,000 decrease in travel expenses; a $12,000 decrease in equipment-related rental expense; a $9,000 decrease in bank fees, which includes fees associated with the White Oak Credit Facility and credit card clearing transactions; and a $2,000 decrease in depreciation and amortization expense. These decreases were partially offset by an $85,000 increase in business taxes and licenses, principally franchise taxes; a $33,000 increase in bad debt expense associated with our allowance for doubtful accounts reserve policy; a $29,000 increase in insurance expenses; a $20,000 increase in compensation expenses; a $19,000 increase in expenses related to the timing of our annual meeting and shareholder communications due to the change in our fiscal year-end; a $6,000 increase in board retainer fees; and a $5,000 net increase in miscellaneous other general and administrative expenses.

Professional services decreased for the fiscal year ended June 30, 2019 compared to the twelve-month period ended June 30, 2018 (unaudited) primarily due to a decrease in legal fees of $332,000 principally as a result of hiring a full-time in-house counsel; a $23,000 decrease in investor and public relations expenses; and a decrease of $23,000 in consulting and other professional services primarily related to financial reporting consulting fees in the prior period. These decreases were partially offset by an increase of $46,000 in accounting services related to the timing of our annual and transition period audits due to the change in our fiscal year-end.

Compensation expenses increased for the fiscal year ended June 30, 2019 compared to the twelve months ended June 30, 2018 (unaudited) primarily due to an $87,000 increase in bonus expense and an $11,000 increase in employee stock-based compensation expense. These increases were offset by a $43,000 decrease in severance expenses related to personnel changes and a $35,000 decrease in salaries and related employee benefits in the aggregate.

Loss on Foreign Currency Exchange

Loss on foreign currency exchange relating to foreign sales transacted in functional currencies other than the U.S. dollar settlement for the fiscal year ended June 30, 2019 and twelve months ended June 30, 2018 (unaudited) is as follows:

	Twelve Months Ended June 30,		Change
	2019	2018	Dollars	Percent
		(unaudited)
Loss on foreign currency exchange	$344	$5	$339	*	%

* Not Meaningful

During the transition period ended June 30, 2018, we began developing an international direct-to-consumer presence. Accordingly, the underlying sales transactions have led to these immaterial foreign currency exchange losses.

Gain on Insurance Claim Settlement

Gain on insurance claim settlement for the fiscal year ended June 30, 2019 and twelve months ended June 30, 2018 (unaudited) is as follows:

	Twelve Months Ended June 30,		Change
	2019	2018	Dollars	Percent
		(unaudited)
Gain on insurance claim settlement	$-	$183,217	$(183,217)	-100%

In the fourth calendar year quarter of 2017, we recognized approximately $183,000 in connection with the settlement of an outstanding insurance claim related to recovery of costs previously expensed and written off associated with insured losses incurred in connection with a shipment of work-in-process materials. The gain represented the excess recovery over amounts previously expensed and written off in the previous trailing twelve-month financial reporting period. There was no such gain during the fiscal year ended June 30, 2019.

Provision for Income Taxes

We recognized an income tax net benefit of approximately $1,400 for the fiscal year ended June 30, 2019 compared with an income tax net benefit of approximately $309,000 for the twelve months ended June 30, 2018 (unaudited). Our income tax provisions in these periods primarily relate to estimated tax, penalties, and interest associated with uncertain tax positions. During the fiscal year ended June 30, 2019 we recognized a federal income tax benefit in the amount of approximately $23,000 and during the twelve-month period ended June 30, 2018 (unaudited), we recognized a federal income tax benefit in the amount of approximately $328,000 both of which relate to the realization of the recoverable portion of the AMT deferred tax credit carryforwards being reclassified from a deferred tax asset to that of an income tax receivable, offset by approximately $22,000 and $19,000 of income tax expense relating to estimated tax, penalties, and interest associated with uncertain tax positions for the fiscal year ended June 30, 2019 and the twelve-month period ended June 30, 2018 (unaudited), respectively.

As of each reporting date, management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. Beginning in 2014, management determined that negative evidence outweighed the positive and established a full valuation allowance against our deferred tax assets. We maintained a full valuation allowance as of June 30, 2019 and June 30, 2018.

Our statutory tax rate as of the fiscal year ended June 30, 2019 is 22.16% and consists of the federal income tax rate of 21% and a blended state income tax rate of 1.16%, net of the federal benefit.

The Tax Act, which was signed into law in December 2017, among other things lowered the U.S. corporate income tax rate from 35% to that of 21% effective January 1, 2018. For further discussion of the effects of the Tax Act on our provision for income taxes and deferred tax assets, see Note 12 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”,  of this Annual Report on Form 10-K.

Summary Results of Operations for the Transition Period Ended June 30, 2018 and the Six Months Ended
June 30, 2017 (Unaudited)

The following table sets forth certain consolidated statements of operations data for the transition period ended June 30, 2018 and the six months ended June 30, 2017 (unaudited):

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

Consolidated Net Sales

Consolidated net sales for the transition period ended June 30, 2018 and the six months ended June 30, 2017 (unaudited) comprise the following:

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

U.S. net sales accounted for approximately 92% and 93% of total consolidated net sales during the transition period ended June 30, 2018 and the six months ended June 30, 2017 (unaudited), respectively. While the proportion of our consolidated net sales in the U.S. was essentially flat during the transition period ended June 30, 2018 compared with the six months ended June 30, 2017 (unaudited), U.S. net sales increased to $12.12 million, or 6%, during the transition period ended June 30, 2018 compared to $11.46 million in the six months ended June 30, 2017 (unaudited) as a result of increased sales to U.S. customers in both our Online Channels segment and Traditional segment.

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

International net sales accounted for approximately 8% and 7% of total consolidated net sales during the transition period ended June 30, 2018 and the six months ended June 30, 2017 (unaudited), respectively. While the proportion of our consolidated net sales in the international market was essentially flat during the transition period ended June 30, 2018 compared with the six months ended June 30, 2017 (unaudited), international net sales increased to $1.04 million, or 25%, during the transition period ended June 30, 2018 compared to $832,000 in the six months ended June 30, 2017 (unaudited) as we continue to serve distributors in international markets.

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

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the transition period ended June 30, 2018 and the six months ended June 30, 2017 (unaudited) are as follows:

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

The increase in cost of goods sold for the transition period ended June 30, 2018, as compared to the six months ended June 30, 2017 (unaudited) was due primarily to increased sales of finished jewelry during the first six months of 2018, which reflect higher material and labor costs, when compared to cost of goods sold in the same unaudited period of 2017 during which period we sold a higher level of loose jewels. The net increase in non-product line cost of goods sold comprises a $100,000 increase in freight out as a result of an increase in sales transaction volume; an $82,000 increase in non-capitalized manufacturing and production control expenses principally due to the timing when work-in-process is received into inventory and overhead is allocated; and a $47,000 increase in other inventory adjustments principally relating to production standard cost variances. These increases were offset in part by a $47,000 favorable change in inventory valuation allowances, including inventory obsolescence, shrinkage, recuts, and repairs reserves. For further discussion of non-product line cost of goods sold, see Note 3 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”,  of this Annual Report on Form 10-K.

Sales and Marketing

Sales and marketing expenses for the transition period ended June 30, 2018 and the six months ended June 30, 2017 (unaudited) are as follows:

	Six Months Ended June 30,		Change
	2018	2017	Dollars	Percent
		(unaudited)
Sales and marketing	$3,856,796	$3,692,188	$164,608	4%

Sales and marketing expenses were $3.86 million for the transition period ended June 30, 2018 compared to $3.69 million for the six months ended June 30, 2017 (unaudited), an increase of approximately $165,000, or 4%.

The increase in sales and marketing expenses for the transition period ended June 30, 2018 compared to the six months ended June 30, 2017 (unaudited), was primarily due to a $235,000 increase in advertising and digital marketing expenses; a $37,000 increase in professional services fees; a $37,000 increase in general office-related expenses; a $25,000 increase in software-related costs principally in connection with maintenance agreements associated with our migration to a cloud-based data storage arrangement as well as other software-related agreements; and a $4,000 increase in depreciation and amortization expense. These increases were partially offset by a $113,000 decrease in compensation-related expense; a $22,000 decrease in recruiting fees; a $20,000 decrease in market research expenses; and an $18,000 decrease in travel expense.

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

General and Administrative

General and administrative expenses for the transition period ended June 30, 2018 and the six months ended June 30, 2017 (unaudited) are as follows:

	Six Months Ended June 30,		Change
	2018	2017	Dollars	Percent
		(unaudited)
General and administrative	$2,601,554	$2,474,882	$126,672	5%

General and administrative expenses were $2.60 million for the transition period ended June 30, 2018 compared to $2.47 million for the six months ended June 30, 2017 (unaudited), an increase of approximately $127,000, or 5%.

The increase in general and administrative expenses for the transition period ended June 30, 2018 compared to the six months ended June 30, 2017 (unaudited) was primarily due to a $215,000 increase in compensation expenses; a $98,000 increase in professional services; a $16,000 increase in board retainer fees; a $6,000 increase in miscellaneous other general and administrative expenses; and a $4,000 increase in depreciation and amortization expense. These increases were partially offset by an $86,000 decrease in bank fees, which includes fees associated with our prior credit facility with Wells Fargo and credit card clearing transactions; a $46,000 decrease in business taxes and licenses; a $38,000 decrease in computer and software related expenses; a $34,000 decrease in bad debt expense associated with our allowance for doubtful accounts reserve policy; a $5,000 decrease in equipment-related rental expense; and a $3,000 decrease in insurance expenses.

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

Our statutory tax rate as of the transition period ended June 30, 2018 was 22.13% and consisted of the federal income tax rate of 21% and a blended state income tax rate of 1.13%, net of the federal benefit.

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of June 30, 2019, our principal sources of liquidity were cash, cash equivalents and restricted cash totaling $13.00 million, trade accounts receivable of $1.96 million, and net current inventory of $11.91 million, as compared to cash and cash equivalents totaling $3.39 million, trade accounts receivable of $1.77 million, and net current inventory of $10.98 million as of June 30, 2018; and cash and cash equivalents totaling $4.59 million, trade accounts receivable of $3.38 million, and net current inventory of $11.21 million as of December 31, 2017. As  described more fully below, the cash, cash equivalents and restricted cash as of June 30, 2019, includes the net proceeds of approximately $9.06 million from the recent offering of our common stock and we also have access to our $5.00 million White Oak Credit Facility.

We have an effective shelf registration statement on Form S-3 on file with the SEC which allows us to periodically offer and sell, individually or in any combination, shares of common stock, shares of preferred stock, warrants to purchase shares of common stock or preferred stock, and units consisting of any combination of the foregoing types of securities, up to a total of $25.00 million, of which approximately $13.99 million remains available after giving effect to our June 2019 public offering, including the impact of the partial exercise of the underwriters’ over-allotment option, described below. Our ability to issue equity securities under its effective shelf registration statement is subject to market conditions.

On June 11, 2019, we completed an underwritten public offering of 6,250,000 newly issued shares of common stock, at a price to the public of $1.60 per share, pursuant to our effective shelf registration statement on Form S-3. Net proceeds from the offering were approximately $9.06 million, net of the underwriting discount and fees and expenses. Pursuant to the terms of the underwriting agreement entered in connection with this offering, the underwriters were granted a 30-day option to buy up to an additional 937,500 shares of our common stock to cover over-allotments. Pursuant to the partial exercise of the underwriters’ over-allotment option, on July 3, 2019, we issued an additional 630,500 shares of our common stock at a price of $1.60 per share for net proceeds of approximately $0.93 million, net of the underwriting discount and fees and expenses. After giving effect to the partial exercise of the over-allotment option, we sold an aggregate of 6,880,500 shares of our common stock at a price of $1.60 per share with total gross proceeds of approximately $11.01 million, before deducting the underwriting discount and fees and expenses of approximately $1.02 million. We intend to use the aggregate net proceeds of approximately $9.99 million from the offering for marketing and for general corporate and working capital purposes.

During the fiscal year ended June 30, 2019, our working capital increased by approximately $10.91 million to $23.17 million from $12.27 million at June 30, 2018. During the transition period ended June 30, 2018, our working capital decreased by approximately $2.44 million to $12.27 million from $14.70 million at December 31, 2017. As described more fully below, the increase in working capital at June 30, 2019 is primarily attributable to an increase in our cash, cash equivalents and restricted cash resulting from cash provided by financing activities from our public offering described above and cash provided by our operations, increases in accounts receivable and in our allocation of inventory to short-term from long-term as well as in prepaid expenses and other assets. The increase in working capital is also attributable to decreases in accounts payable. These factors were offset partially by increases in accrued expenses and other liabilities. As described more fully below, the decrease in working capital at June 30, 2018 is primarily attributable to a decrease in our cash and cash equivalents resulting from cash used in our operations and decreases in accounts receivable as well as in our allocation of inventory to short-term from long-term and in prepaid expenses and other assets. These factors were offset partially by decreases in accounts payable and accrued expenses and other liabilities.

During the fiscal year ended June 30, 2019, $917,000 of cash was provided by our operations. The primary drivers of the cash generated by our operations were net income of $2.28 million and an increase in accrued liabilities of $572,000. In addition, non-cash items totaling $1.51 million also had a favorable impact on our cash flow from operations during the fiscal year ended June 30, 2019. These factors were partially offset by an increase in inventory of $2.30 million; a decrease in accounts payable of $799,000; an increase in accounts receivable of $328,000; and an increase in prepaid expenses and other assets of $14,000. During the transition period ended June 30, 2018, $1.04 million of cash was used by our operations. The primary drivers of our use of cash were a net loss of $1.28 million; an increase in inventory of $855,000; an increase in prepaid expenses and other assets of $271,000; a decrease in accounts payable of $295,000; and a decrease in accrued liabilities of $423,000. These factors were partially offset by a decrease in accounts receivable of $1.48 million. In addition, non-cash items totaling $594,000 partially offset the impact of the net loss and had a favorable impact on cash flow from continuing operations during the transition period ended June 30, 2018. The inventory increases during the fiscal year ended June 30, 2019 and the transition period ended June 30, 2018 were, in part, due to the purchase of new raw material SiC crystals during each period then ended pursuant to the Supply Agreement; production of moissanite jewels; and purchases of jewelry castings and other jewelry components due to increased demand in certain channels and preparation for market demand.

During the fiscal year ended June 30, 2019, accounts receivable increased principally as a result of the increased level of sales during our third and fourth fiscal quarters. Cash collections on sales made during our first and second fiscal quarters, which reflect robust year-end holiday sales, remained strong. During the transition period ended June 30, 2018, accounts receivable decreased principally due to increased cash collections during the transition period ended June 30, 2018 on sales made during the third and fourth calendar quarters of 2017, which reflect year-end holiday sales levels. We did not offer any Traditional segment customers extended payment terms during the fiscal year ended June 30, 2019 or the transition period ended June 30, 2018; however, we may offer these terms from time to time, which may not immediately increase liquidity as a result of current-period sales. We believe our competitors and other vendors in the wholesale jewelry industry have expanded their use of extended payment terms and, in aggregate, we believe that through our use of extended payment terms, we provide a competitive response in our market and that our net sales have been favorably impacted. We are unable to estimate the impact of this program on our net sales, but if we ceased providing extended payment terms in select instances, we believe we would not be competitive for some Traditional segment customers in the marketplace and that our net sales and profits could decrease.

During the fiscal year ended June 30, 2019, accrued expenses and other liabilities increased principally due to the timing of payments related to accrued compensation and related benefits, including year-end bonuses, as well as increased accrued sales and use taxes associated with higher current sales levels and additional liabilities for jurisdictions where we have reached sales tax nexus. During the transition period ended June 30, 2018, prepaid expenses and other assets increased principally as a result of an increase in other assets relating to the adoption of the new revenue recognition accounting standard as of January 1, 2018, and the timing of payments, principally for insurance-related expenses, in advance of goods or services received. During the transition period ended June 30, 2018 accounts payable decreased primarily as a result of the timing of payment for costs associated with inventory-related purchases and professional services incurred and due under our vendors’ payment terms. Likewise, accrued expenses and other liabilities decreased principally due to the timing of payments related to accrued year-end bonuses.

We manufactured approximately $14.09 million and $7.36 million in loose jewels and $7.66 million and $7.61 million in finished jewelry, which includes the cost of the loose jewels and the purchase of precious metals and labor in connection with jewelry production, during the fiscal year ended June 30, 2019 and the transition period ended June 30, 2018, respectively. We expect our purchases of precious metals and labor to increase as we increase our finished jewelry business. In addition, we are subject to the worldwide fluctuation of the price of gold that, if increased, would result in higher retail price points for gold jewelry. Because the market price of gold and other precious metals is beyond our control, the upward price trends could continue and have a negative impact on our operating cash flow as we manufacture finished jewelry.

Historically, our raw material inventories of SiC crystals had been purchased under exclusive supply agreements with a limited number of suppliers. Because the supply agreements restricted the sale of these crystals exclusively to us, the suppliers negotiated minimum purchase commitments with us that, when combined with our reduced sales during the periods when the purchase commitments were in effect, have resulted in levels of inventories that are higher than we might otherwise maintain. As of June 30, 2019 and June 30, 2018, $21.82 million and $20.85 million, respectively, of our inventories were classified as long-term assets. Finished jewelry that we manufacture and loose jewel sales will utilize both the finished goods loose jewels currently on-hand and, as we deplete certain shapes and sizes, our on-hand raw material SiC crystals of $3.81 million and $4.49 million as of June 30, 2019 and June 30, 2018, respectively, and new raw material that we are purchasing pursuant to the Supply Agreement.

Our inventory principally comprises the following two types of materials: (i) new material that has been produced since September 2015 to the present, which is the raw materials for our Forever OneTM and Moissanite by Charles & Colvard® products with colorless and near colorless gemstones, or New Material; and (ii) legacy material that was produced through the period ended August 2015, which is the raw materials for our Forever ClassicTM, Forever Brilliant® and lower grade gemstones, or Legacy Material. Of our total inventory as of June 30, 2019, 79% of the total inventory was New Material, while 21% was Legacy Material, as compared to percentages of total inventory of 70% of New Material and 30% of Legacy Material at June 30, 2018. We are actively selling goods set with the Legacy Material gemstones through our omni-channel sales strategy in such outlets as marketplaces, drop-ship and pure-play retailers. A more detailed description of our inventories is included in Note 5 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

On December 12, 2014, we entered into the Supply Agreement with Cree. Under the Supply Agreement, subject to certain terms and conditions, we agreed to exclusively purchase from Cree, and Cree agreed to exclusively supply, 100% of our required SiC materials in quarterly installments that must equal or exceed a set minimum order quantity. The initial term of the Supply Agreement was scheduled to expire on June 24, 2018, unless extended by the parties. Effective June 22, 2018, the Supply Agreement was amended to extend the expiration date to June 25, 2023. The Supply Agreement, as amended, also provides for the exclusive production of our premium moissanite product, Forever One™ and to provide us with one option, subject to certain conditions, to unilaterally extend the term of the Supply Agreement for an additional two-year period following the expiration of the initial term. In addition, the Supply Agreement was amended further to establish a process by which Cree may begin producing alternate SiC material based on our specifications that will give us the flexibility to use the materials in a broader variety of our products, as well as, to permit us to purchase certain amounts of SiC materials from third parties under limited conditions. Our total purchase commitment under the Supply Agreement, as amended, until June 2023 is approximately $52.9 million, of which approximately $43.98 million remains to be purchased as of June 30, 2019. As of June 30, 2018, our total purchase commitment under the Supply Agreement was the full amount of the purchase commitment of approximately $52.9 million.

During the fiscal year ended June 30, 2019 and the transition period ended June 30, 2018, we purchased approximately $8.91 million and $4.89 million, respectively, of SiC crystals from Cree. These purchases of SiC crystals from Cree during the transition period ended June 30, 2018 were pursuant to the terms and conditions of the Supply Agreement prior to the effective date of its amendment as of June 22, 2018. Going forward, we expect to use existing cash and cash equivalents and access to other working capital resources, including but not limited to the issuance of equity securities, together with future cash expected to be provided by operating activities and, if necessary, our White Oak Credit Facility, to finance our purchase commitment under the Supply Agreement, as amended.

We made income tax payments of $74,000 and $44,000 during the fiscal year ended June 30, 2019 and the transition period ended June 30, 2018, respectively. As of June 30, 2019 and June 30, 2018, we had approximately $102,000 and $313,000, respectively, of remaining federal income tax credits that expire between 2020 and 2021 and all of which can be carried forward to offset future income taxes. As of June 30, 2019 and June 30, 2018, we also had federal tax net operating loss carryforwards of approximately $23.39 million and $26.28 million, respectively, expiring between 2030 and 2037, which can be used to offset against future federal taxable income; North Carolina tax net operating loss carryforwards of approximately $20.20 million and $20.24 million, respectively, expiring between 2023 and 2033; and various other state tax net operating loss carryforwards expiring between 2021 and 2034, which can be used to offset against future state taxable income.

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

Advances may be either revolving or non-revolving. Non-revolving advances are limited to $1.00 million in aggregate principal amount outstanding and must be repaid on each January 15 (which may be effected by conversion to revolving advances, absent an event of default). There are no other mandatory prepayments or line reductions. We may elect to prepay advances in whole or in part at any time without penalty. In addition, the White Oak Credit Facility may be terminated by us at any time, subject to a $100,000 fee in the first year of the term of the White Oak Credit Facility, a $50,000 fee in the second year, and no fee thereafter. In connection with the White Oak Credit Facility, we will incur a non-refundable origination fee in the amount of $125,000 that is due and payable to White Oak in three installments. The first installment in the amount of $41,667 was paid upon execution of the White Oak Credit Facility on July 13, 2018 and the second installment in the amount of $41,667 was paid on July 13, 2019. The third and final installment in the amount of $41,666 will be due and payable on July 13, 2020, or the date of termination, whichever is sooner.

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

We had not borrowed against the White Oak Credit Facility as of June 30, 2019.

Prior to the execution of the White Oak Credit Facility, we and our wholly owned subsidiaries, Charles & Colvard Direct, LLC, and Moissanite.com, LLC (now charlesandcolvard.com, LLC), collectively referred to as the Wells Fargo Borrowers, had obtained a credit facility from Wells Fargo Bank, National Association, or Wells Fargo, hereinafter referred to as the Wells Fargo Credit Facility. The Wells Fargo Credit Facility was available for general corporate and working capital purposes, including transaction fees and expenses incurred in connection therewith, and the issuance of letters of credit up to a $1.00 million sublimit. The effective date of the Wells Fargo Credit Facility was June 25, 2014, and it was scheduled to mature on June 25, 2017. However, effective June 22, 2017, the Wells Fargo Credit Facility was amended to, among other things, extend the maturity date to June 25, 2018, the date upon which it matured in accordance with its terms.

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

As evidenced by what we believe is a vote of confidence by our shareholders and the financial success of the recent underwritten public offering of our common stock, we continue to execute our strategy to build and reinvest in our business. We plan to continue making various significant investments to drive near- and long-term sales growth, while balancing these initiatives with what we believe to be the overarching goal of generating ongoing and sustainable earnings improvement. While these steps have resulted from time to time in unprofitable financial results during the transition period ended June 30, 2018 and the year ended December 31, 2017, we will continue to be prudent about our investments by implementing a strategy that we believe will enable us to move nimbly, measure risks carefully and make data-driven decisions. When compared to the terms and covenants underlying our previous line of credit arrangement, we also believe that our White Oak Credit Facility, coupled with our potential ongoing access to the capital markets, combine to empower us to be more flexible and even more nimble when executing our strategic plans. We will continue to analyze each investment decision with the intent to grow our business while achieving our goal of maintaining profitable financial results and generating positive operating cash flows.

We believe that our existing cash and cash equivalents and access to other working capital resources, including but not limited to the issuance of equity securities, together with future cash expected to be provided by operating activities, will be sufficient to meet our working capital and capital expenditure needs over the next twelve months. Our future capital requirements and the adequacy of available funds will depend on many factors, including our rate of sales growth; the expansion of our sales and marketing activities; the timing and extent of raw materials and labor purchases in connection with loose jewel production to support our moissanite jewels business and precious metals and labor purchases in connection with jewelry production to support our finished jewelry business; the timing of capital expenditures; and risk factors described in more detail in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Currently, we have the White Oak Credit Facility that we believe would mitigate these risks to our cash and liquidity position. Also, we may make investments in, or acquisitions of, complementary businesses, which could also require us to seek additional equity or debt financing.

Off-Balance Sheet Arrangements

We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of June 30, 2019 and June 30, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

We have entered into an operating lease for approximately 36,350 square feet of mixed-use space, which we currently occupy, from an unaffiliated third-party for our offices and manufacturing facility in the normal course of business. This type of arrangement is often referred to as a form of off-balance sheet financing.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page Number

Report of Independent Registered Public Accounting Firm	54

Consolidated Balance Sheets as of June 30, 2019, June 30, 2018 and December 31, 2017	55

Consolidated Statements of Operations for the fiscal year ended June 30, 2019, the six months ended June 30, 2018 and the calendar year ended December 31, 2017	56

Consolidated Statements of Shareholders’ Equity for the fiscal year ended June 30, 2019, the six months ended June 30, 2018 and the calendar year ended December 31, 2017	57

Consolidated Statements of Cash Flows for the fiscal year ended June 30, 2019, the six months ended June 30, 2018 and the calendar year ended December 31, 2017	58

Notes to Consolidated Financial Statements	59

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Charles & Colvard, Ltd.
Morrisville, North Carolina

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Charles & Colvard, Ltd. (the “Company”) as of June 30, 2019, June 30, 2018 and December 31, 2017, the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended June 30, 2019, the six-month transition period ended June 30, 2018 and the year ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2019, June 30, 2018 and December 31, 2017, and the results of its operations and its cash flows for the year ended June 30, 2019, the six-month transition period ended June 30, 2018 and the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

Raleigh, North Carolina
September 5, 2019

CHARLES & COLVARD, LTD.
CONSOLIDATED BALANCE SHEETS

	June 30,		December 31,
	2019	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$12,465,483	$3,393,186	$4,594,007
Restricted cash	541,062	-	-
Accounts receivable, net	1,962,471	1,765,722	3,377,451
Inventory, net	11,909,792	10,979,891	11,208,658
Prepaid expenses and other assets	989,559	916,162	969,857
Total current assets	27,868,367	17,054,961	20,149,973
Long-term assets:
Inventory, net	21,823,928	20,848,647	19,764,959
Property and equipment, net	1,026,098	1,144,198	1,242,200
Intangible assets, net	97,373	34,833	8,597
Other assets	330,615	389,868	64,978
Total long-term assets	23,278,014	22,417,546	21,080,734
TOTAL ASSETS	$51,146,381	$39,472,507	$41,230,707
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,372,172	$4,170,952	$4,466,163
Accrued expenses and other liabilities	1,325,608	618,945	980,800
Total current liabilities	4,697,780	4,789,897	5,446,963
Long-term liabilities:
Deferred rent	236,745	393,051	463,526
Accrued income taxes	492,832	471,126	461,592
Total long-term liabilities	729,577	864,177	925,118
Total liabilities	5,427,357	5,654,074	6,372,081
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, no par value; 50,000,000 shares authorized; 28,027,569, 21,705,173 and 21,580,102 shares issued and outstanding at June 30, 2019, June 30, 2018 and December 31, 2017, respectively	54,342,864	54,243,816	54,243,816
Additional paid-in capital	24,488,147	14,962,071	14,726,438
Accumulated deficit	(33,111,987)	(35,387,454)	(34,111,628)
Total shareholders’ equity	45,719,024	33,818,433	34,858,626
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$51,146,381	$39,472,507	$41,230,707

See Notes to Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30, 2019	Six Months Ended June 30, 2018	Year Ended December 31, 2017

Net sales	$32,244,109	$13,163,048	$27,032,964
Costs and expenses:
Cost of goods sold	17,352,167	8,298,286	15,470,617
Sales and marketing	7,983,506	3,856,796	7,477,354
General and administrative	4,640,810	2,601,554	4,689,823
Research and development	2,069	-	3,714
Total costs and expenses	29,978,552	14,756,636	27,641,508
Income (Loss) from operations	2,265,557	(1,593,588)	(608,544)
Other income (expense):
Interest income	11,022	-	-
Interest expense	(2,198)	(293)	(541)
Loss on foreign currency exchange	(344)	(5)	-
Gain on insurance claim settlement	-	-	183,217
Other expense	(13)	-	-
Total other income (expense), net	8,467	(298)	182,676
Income (Loss) before income taxes	2,274,024	(1,593,886)	(425,868)
Income tax benefit (expense)	1,443	318,060	(27,609)
Net income (loss)	$2,275,467	$(1,275,826)	$(453,477)

Net income (loss) per common share:
Basic	$0.10	$(0.06)	$(0.02)
Diluted	0.10	(0.06)	(0.02)

Weighted average number of shares used in computing net income (loss) per common share:
Basic	21,860,699	21,406,487	21,193,793
Diluted	22,111,223	21,406,487	21,193,793

See Notes to Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance at December 31, 2016	21,369,885	$54,243,816	$14,282,956	$(33,658,151)	$34,868,621
Stock-based compensation	-	-	443,482	-	443,482
Issuance of restricted stock	210,217	-	-	-	-
Net loss	-	-	-	(453,477)	(453,477)
Balance at December 31, 2017	21,580,102	$54,243,816	$14,726,438	$(34,111,628)	$34,858,626
Stock-based compensation	-	-	235,633	-	235,633
Issuance of restricted stock	125,071	-	-	-	-
Net loss	-	-	-	(1,275,826)	(1,275,826)
Balance at June 30, 2018	21,705,173	$54,243,816	$14,962,071	$(35,387,454)	$33,818,433
Issuance of common stock	6,250,000	-	9,058,568	-	9,058,568
Stock-based compensation	-	-	502,805	-	502,805
Issuance of restricted stock	19,896	-	-	-	-
Stock option exercises	52,500	99,048	(35,297)	-	63,751
Net income	-	-	-	2,275,467	2,275,467
Balance at June 30, 2019	28,027,569	$54,342,864	$24,488,147	$(33,111,987)	$45,719,024

See Notes to Consolidated Financial Statements.

 CHARLES & COLVARD, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30, 2019	Six Months Ended June 30, 2018	Year Ended December 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,275,467	$(1,275,826)	$(453,477)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	481,319	229,993	422,018
Stock-based compensation	502,805	235,633	443,482
Provision for (recovery of) uncollectible accounts	27,056	(4,511)	28,000
Provision for sales returns	98,000	110,390	122,000
Provision for inventory reserves	393,000	-	598,000
Provision for accounts receivable discounts	6,275	22,802	-
Gain on insurance claim settlement	-	-	(183,217)
Changes in operating assets and liabilities:
Accounts receivable	(328,080)	1,483,048	(732,825)
Inventory	(2,298,182)	(854,921)	(3,503,032)
Prepaid expenses and other assets, net	(14,144)	(271,195)	(36,250)
Accounts payable	(798,780)	(295,211)	489,014
Deferred rent	(156,306)	(70,475)	(131,390)
Accrued income taxes	21,706	9,534	27,609
Accrued expenses and other liabilities	706,663	(361,855)	349,693
Net cash provided by (used in) operating activities	916,799	(1,042,594)	(2,560,375)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(361,440)	(130,649)	(271,390)
Payments for intangible assets	(64.319)	(27,578)	(1,501)
Net cash used in investing activities	(425,759)	(158,227)	(272,891)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of offering costs	9,058,568	-	-
Stock option exercises	63,751	-	-
Net cash provided by financing activities	9,122,319	-	-

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	9,613,359	(1,200,821)	(2,833,266)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	3,393,186	4,594,007	7,427,273
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$13,006,545	$3,393,186	$4,594,007

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,198	$293	$541
Cash paid during the period for income taxes	$73,562	$43,774	$84,786

See Notes to Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

Charles & Colvard, Ltd. (the “Company”), a North Carolina corporation founded in 1995, manufactures, markets, and distributes Charles & Colvard Created Moissanite® (hereinafter referred to as moissanite or moissanite jewels) and finished jewelry featuring moissanite for sale in the worldwide jewelry market. Moissanite, also known by its chemical name silicon carbide (“SiC”), is a rare mineral first discovered in a meteorite crater. Because naturally occurring SiC crystals are too small for commercial use, larger crystals must be grown in a laboratory. The Company sells loose moissanite jewels and finished jewelry at wholesale prices to distributors, manufacturers, retailers, and designers, including some of the largest distributors and jewelry manufacturers in the world. The Company’s finished jewelry and loose moissanite jewels that are mounted into fine jewelry by other manufacturers are sold at retail outlets and via the Internet. The Company sells at retail prices to end-consumers through its wholly owned operating subsidiary, charlesandcolvard.com, LLC, third-party online marketplaces, drop-ship, and other pure-play, exclusively e-commerce outlets.

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation – The accompanying consolidated financial statements as of and for the fiscal year ended June 30, 2019, as of and for the six months ended June 30, 2018 and as of and for the calendar year ended December 31, 2017 include the accounts of the Company and its wholly owned subsidiaries charlesandcolvard.com, LLC (formerly Moissanite.com, LLC), formed in 2011; Charles & Colvard Direct, LLC, formed in 2011; and Charles & Colvard (HK) Ltd., the Company’s Hong Kong subsidiary, which was re-activated in December 2017. Charles & Colvard Direct, LLC had no operating activity during the fiscal year ended June 30, 2019, the six-month period ended June 30, 2018 and the calendar year ended December 31, 2017. Charles & Colvard (HK) Ltd. previously became dormant in the second quarter of 2009 and has had no operating activity since its operations ceased in 2008. All intercompany accounts have been eliminated.

Change in Fiscal Year-End – In January 2018, the Board of Directors of the Company approved a change in the Company’s fiscal year from that of a calendar year-end beginning on January 1 and ending on December 31 of each year to a fiscal year beginning on July 1 of each year and ending on June 30 of the following calendar year. This change to the fiscal year reporting cycle began July 1, 2018. As a result of the change, the Company had a six-month transition period from January 1, 2018 to June 30, 2018 (the “transition period ended June 30, 2018”). Accordingly, the Company is filing its audited financial results as of and for the fiscal year ended June 30, 2019, the transition period ended June 30, 2018 and the calendar year ended December 31, 2017 in this Annual Report on Form 10-K with the U.S. Securities and Exchange Commission (the “SEC”).

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

Change in Accounting Policy – The Company adopted the new accounting standard in connection with revenue recognition guidance that was issued by the Financial Accounting Standards Board (the “FASB”) with a date of the initial application of January 1, 2018. As a result, the Company changed its accounting policy for revenue recognition during the transition period ended June 30, 2018, as detailed below under the Revenue Recognition caption.

The Company applied this new accounting standard using the modified retrospective approach. Based on the Company’s analysis, the timing and measurement of revenues under the new revenue recognition guidance is consistent with the Company’s prior policies. Accordingly, no adjustment was required to the Company’s opening balance of equity as of January 1, 2018. Except for required disclosures of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, the changes resulting from the adoption of the new accounting standard did not have a material effect on the Company’s consolidated financial statements. Comparative prior period information for the calendar year ended December 31, 2017 has not been adjusted and continues to be reported under the accounting guidance in effect prior to the change of accounting.

Cash and Cash Equivalents – All highly liquid investments with an original maturity of three months or less from the date of purchase are considered to be cash equivalents. The Company’s cash and cash equivalents include cash on deposit and a money market fund. See the Restricted Cash caption below for further details on the nature and classifications of the Company’s restricted cash balances.

Restricted Cash – In accordance with cash management process requirements relating to the Company’s asset-based revolving credit facility from White Oak Commercial Finance, LLC (“White Oak”), there are access and usage restrictions on certain cash deposit balances for periods of up to two business days during which time such deposits are held by White Oak for the benefit of the Company. During the period these cash deposits are held by White Oak, such amounts are classified as restricted cash for reporting purposes on the Company’s Consolidated Balance Sheets. In the event that the Company has an outstanding balance on its revolving credit facility from White Oak, restricted cash balances held by White Oak would be applied to reduce such outstanding amounts.

The Company has full access to its cash balances without restriction following the period of time such cash is held by White Oak. For additional information regarding the Company’s asset-based revolving credit facility, see Note 10, “Line of Credit.”

The reconciliation of cash, cash equivalents, and restricted cash, as presented on the Consolidated Statements of Cash Flows, consists of the following as of the dates presented:

	Year Ended June 30, 2019	Six Months Ended June 30, 2018	Year Ended December 31, 2017
Cash and cash equivalents	$12,465,483	$3,393,186	$4,594,007
Restricted cash	541,062	-	-
Total cash, cash equivalents and restricted cash	$13,006,545	$3,393,186	$4,594,007

Concentration of Credit Risk – Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash on deposit and cash equivalents held with one bank and trade accounts receivable. At times, cash and cash equivalents balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurable limits. The Company’s money market fund investment account (recognized as cash and cash equivalents) is with what the Company believes to be a high-quality issuer. The Company has never experienced any losses related to these balances. Non-interest-bearing amounts on deposit in excess of FDIC insurable limits at June 30, 2019, June 30, 2018 and December 31, 2017 approximated $2.12 million, $3.11 million and $4.32 million, respectively. Interest-bearing amounts on deposit in excess of FDIC insurable limits at June 30, 2019, June 30, 2018 and December 31, 2017 approximated $10.01 million, $0 and $0, respectively.

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

Accounts Receivable Reserves – Estimates are used to determine the amount of two reserves against trade accounts receivable. The first reserve is an allowance for sales returns. At the time revenue is recognized, the Company estimates future returns using a historical return rate that is reviewed quarterly with consideration of any contractual return privileges granted to customers, and it reduces sales and trade accounts receivable by this estimated amount. The allowance for sales returns was $746,000, $648,000 and $537,000 at June 30, 2019, June 30, 2018 and December 31, 2017, respectively.

The following are reconciliations of the allowance for sales returns balances as of the periods presented:

	Year Ended June 30, 2019	Six Months Ended June 30, 2018	Year Ended December 31, 2017
Balance, beginning of period	$648,000	$537,000	$415,000
Additions charged to operations	4,533,077	2,462,049	3,878,736
Sales returned	(4,435,077)	(2,351,049)	(3,756,736)
Balance, end of period	$746,000	$648,000	$537,000

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

Any accounts with significant balances are reviewed separately to determine an appropriate allowance based on the facts and circumstances of the specific account. During its review for the fiscal year ended June 30, 2019, the transition period ended June 30, 2018 and the calendar year ended December 31, 2017, the Company determined no additional reserves were necessary for specific accounts. Based on these criteria, management determined that allowances for doubtful accounts receivable of $249,000, $233,000 and $254,000 at June 30, 2019, June 30, 2018 and December 31, 2017, respectively, were required.

The following are reconciliations of the allowance for doubtful accounts balances as of the periods presented:

	Year Ended June 30, 2019	Six Months Ended June 30, 2018	Year Ended December 31, 2017
Balance, beginning of period	$233,000	$254,000	$226,000
Additions (reductions) charged to operations	27,056	(4,511)	28,000
Write-offs, net of recoveries	(11,056)	(16,489)	-
Balance, end of period	$249,000	$233,000	$254,000

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

Impairment of Long-Lived Assets – The Company evaluates the recoverability of its long-lived assets by reviewing them for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of the asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount exceeds the fair value and is recognized as an operating expense in the period in which the determination is made. Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell once the held-for-sale criteria are met. As of June 30, 2019, the Company did not identify any indicators of long-lived asset impairment.

In addition to the recoverability assessment, the Company routinely reviews the remaining estimated useful lives of its long-lived assets. Any reduction in the useful-life assumption will result in increased depreciation and amortization expense in the period when such determination is made, as well as in subsequent periods.

Revenue Recognition – Revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. To achieve this principle, the Company performs the following five steps: (i) identification of a contract with a customer; (ii) identification of any separate performance obligations; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when the Company has satisfied the underlying performance obligations. The Company recognizes substantially all of its revenue at a point in time when control of the Company’s goods has passed to the customer, which typically occurs upon shipment, with the exception of consigned goods. The Company considers its sole performance obligation related to the shipment of goods satisfied at the time this control is transferred. Customer payment terms for these shipments typically range between 30- and 90-days. The Company has elected to treat shipping and handling performed after control has transferred to customers as a fulfillment activity, and additionally, has elected the practical expedient to report sales taxes on a net basis. The Company records shipping and handling expense related to product sales as cost of sales.

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

Certain Traditional segment finished jewelry customers have migrated from consignment arrangements whereby the terms were strictly consignment-only to that of a blended program whereby the terms comprise both consignment and sale of asset arrangements. The structure of these new blended programs allows the Company to recognize the finished jewelry sale and related revenue in accordance with the Company’s revenue recognition accounting policy for the asset portion of these programs upon transfer of the Company’s finished jewelry to the retail customer.

In March 2019, the Company entered into a nonmonetary transaction with a Raleigh, North Carolina, based professional sports team. In accordance with the terms of the agreement, in exchange for a specific quantity of finished jewelry items the Company received certain sponsorship and advertising benefits, which based on the sports team’s current sponsorship and advertising market rate card prices, are valued at approximately $117,000. The Company’s finished jewelry in connection with this transaction, the cost of which is based on the Company’s stated inventory average cost accounting method, was designed and produced to meet discrete specifications and branding requirements of the professional sports team. In accordance with the Company’s revenue recognition policy, it recognized the full amount of the sponsorship and advertising benefits as gross revenue upon delivery of the finished jewelry in April 2019 and the deferred cost of the advertising is recorded and classified within prepaid expenses and other assets in the Company’s Consolidated Balance Sheet and is being amortized and recognized in sales and marketing expenses over the professional sports team’s current competitive season that runs from April through September 2019.

The Company presents disaggregated net sales by its Online Channels segment and its Traditional segment for both finished jewelry and loose jewels product lines. The Company also presents disaggregated net sales by geographic area between the United States and international locations. For financial reporting purposes, disaggregated net sales amounts are presented in Note 3, “Segment Information and Geographic Data.”

Returns Asset and Refund Liabilities

In connection with the Company’s adoption of the revenue recognition accounting standard issued by the FASB as of the initial application date of January 1, 2018, the Company established a returns asset account and a refund liabilities account to record the effects of its estimated product returns and sales returns allowance. The Company’s returns asset and refund liabilities are updated at the end of each financial reporting period and the effect of such changes are accounted for in the period in which such changes occur.

The Company estimates anticipated product returns in the form of a refund liability based on historical return percentages and current period sales levels. The Company also accrues a related returns asset for goods expected to be returned in salable condition, less any expected costs to recover such goods, including return shipping costs that the Company may incur. As of June 30, 2019, June 30, 2018 and December 31, 2017, the Company’s refund liabilities balances were $746,000, $648,000 and $537,000, respectively, and are included as allowances for sales returns within accounts receivable, net, in the accompanying Consolidated Balance Sheets. As of June 30, 2019, June 30, 2018 and December 31, 2017, the Company’s returns asset balances were $279,000, $250,000 and $0, respectively, and are included within prepaid expenses and other assets in the accompanying Consolidated Balance Sheets. Prior to the adoption of the new revenue recognition accounting standard, the Company reported the net effect of its estimated returns asset as an adjustment to its inventory balances.

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

The Company also offers a cooperative advertising program to certain of its distributor and retail partners that reimburses, via a credit towards future purchases, a portion of their marketing costs based on the customers’ net purchases from the Company and is subject to the customer providing documentation of all advertising performed that includes the Company’s products. For the fiscal year ended June 30, 2019, the transition period ended June 30, 2018 and the calendar year ended December 31, 2017, these approximate amounts were $381,000, $154,000 and $210,000, respectively, and are included as a component of sales and marketing expenses.

Advertising expenses, inclusive of the cooperative advertising program, for the fiscal year ended June 30, 2019, the transition period ended June 30, 2018 and the calendar year ended December 31, 2017, were approximately $2.82 million, $1.09 million and $1.94 million, respectively.

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

Research and Development – Research and development costs are expensed as incurred. These costs primarily comprise salary allocations, samples of competitive products entering the market, and consultant fees associated with the study of product enhancement and manufacturing process efficiencies.

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

Dividend Yield. Although the Company issued dividends in prior years, a dividend yield of zero is used due to the uncertainty of future dividend payments;

Expected Volatility. Volatility is a measure of the amount by which a financial variable such as share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company estimates expected volatility giving primary consideration to the historical volatility of its common stock;

Risk-Free Interest Rate. The risk-free interest rate is based on the published yield available on U.S. Treasury issues with an equivalent term remaining equal to the expected life of the stock option; and

Expected Lives. The expected lives of the issued stock options represent the estimated period of time until exercise or forfeiture and are based on the simplified method of using the mid-point between the vesting term and the original contractual term.

The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rates of stock-based awards and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rates, the Company analyzed its historical forfeiture rates, the remaining lives of unvested stock-based awards, and the number of vested awards as a percentage of total awards outstanding. If the Company’s actual forfeiture rates are materially different from its estimates, or if the Company re-evaluates the forfeiture rates in the future, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

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

In light of the Tax Cuts and Jobs Act (the “Tax Act”) enacted in December 2017, the Company provisionally recorded its U.S. deferred taxes as of the calendar year ended December 31, 2017, based on the federal corporate income tax rate of 21%. In June 2018, the Company filed its 2017 U.S. corporate income tax return, and in conjunction therewith, finalized its accounting policy with respect to accounting for its deferred income taxes as of and for the transition period ended June 30, 2018. For further discussion of the effects of the Tax Act on our deferred tax assets, see Note 12, “Income Taxes.”

Net Income (Loss) per Common Share – Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the periods. Diluted net income (loss) per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. Common equivalent shares consist of stock options and unvested restricted shares that are computed using the treasury stock method. Anti-dilutive stock awards consist of stock options that would have been anti-dilutive in the application of the treasury stock method.

The following table reconciles the differences between the basic and diluted net income (loss) per share presentations:

	Year Ended June 30, 2019	Six Months Ended June 30, 2018	Year Ended December 31, 2017
Numerator:
Net income (loss)	$2,275,467	$(1,275,826)	$(453,477)

Denominator:
Weighted average number of common shares outstanding:
Basic	21,860,699	21,406,487	21,193,793
Effect of dilutive securities	250,524	-	-
Diluted	22,111,223	21,406,487	21,193,793

Net income (loss) per common share:
Basic	$0.10	$(0.06)	$(0.02)
Diluted	0.10	(0.06)	(0.02)

For the fiscal year ended June 30, 2019, the six-month period ended June 30, 2018, and the calendar year ended December 31, 2017, stock options to purchase approximately 2.33 million, 2.39 million and 2.38 million shares, respectively, were excluded from the computation of diluted net income (loss) per common share because the exercise price of the stock options was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to net income (loss) per common share. For the fiscal year ended June 30, 2019, no restricted shares that were issued but not yet vested were excluded from the computation of diluted net income per common share. For the transition period ended June 30, 2018 and the calendar year ended December 31, 2017, approximately 264,000 and 355,000, respectively, of restricted shares that were issued but not yet vested were excluded from the computation of diluted net loss per common share because the effects of the inclusion of such number of shares would be anti-dilutive to net income or loss per common share. Additionally, the underwriters’ over-allotment option to purchase 630,500 shares is excluded from the computation of diluted net income per share as of June 30, 2019, because the effects of inclusion would be anti-dilutive to net income per common share.

Recently Adopted/Issued Accounting Pronouncements – In February 2016, as amended in July 2018 and amended further in December 2018 and March 2019, the Financial Accounting Standards Board (the “FASB”) issued guidance which requires lessees to recognize a right-of-use (“ROU”) asset and lease liability on the balance sheet for most lease arrangements and expands disclosures about leasing arrangements for both lessees and lessors, among other items. The new standard is effective for fiscal years beginning after December 15, 2018, which makes the new standard effective for the Company on July 1, 2019. The Company may apply the transition provisions of the new guidance, as amended, either at the beginning of the earliest period presented in the Company’s Form 10-K for the fiscal year ending June 30, 2020, which would be July 1, 2018, or on the effective date of adoption, which would be July 1, 2019. Among other requirements, the transition provisions require the lessee to recognize an ROU asset and liability for most existing lease arrangements on the date the transition provisions are applied. The Company has elected to apply the transition provisions of this new standard on July 1, 2019. Therefore, periods prior to the effective date of adoption will continue to be reported consistent with the accounting guidance in effect prior to the change of accounting. All of the Company’s existing lease arrangements are classified as operating leases, which will continue to be classified as operating under the new guidance. Upon adoption of the new standard on July 1, 2019, the Company will record an ROU asset and lease liability in amounts that will be material on its Consolidated Balance Sheet for the Company’s lease arrangements. The Company has identified all of its leases and is finalizing the analysis of its incremental borrowing rate in order to quantify the amounts to be recorded upon adoption of the new accounting guidance. Management does not anticipate that adoption of this new guidance will have a significant impact on the Company’s net earnings or cash flows.

In June 2018, the FASB issued guidance that is intended to reduce cost and complexity and to improve financial reporting for share-based payments to nonemployees. This new guidance is effective for fiscal years beginning after December 15, 2018. The Company will adopt the new guidance as of July 1, 2019, as required, and the impact of the adoption is not expected to be material to the Company’s financial statements.

3.	SEGMENT INFORMATION AND GEOGRAPHIC DATA

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making operating decisions and assessing performance as the source of the Company’s operating and reportable segments.

The Company manages its business through two operating and reportable segments based on its distribution channels to sell its product lines – finished jewelry and loose jewels: its “Online Channels” segment, which consists of e-commerce outlets including charlesandcolvard.com, third-party online marketplaces, drop-ship, and other pure-play, exclusively e-commerce outlets; and its “Traditional” segment, which consists of wholesale and retail customers. The accounting policies of the Online Channels segment and Traditional segment are the same as those described in Note 2, “Basis of Presentation and Significant Accounting Policies.”

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

Summary financial information by reportable segment for the periods presented is as follows:

	Year Ended June 30, 2019
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$12,641,687	$2,815,656	$15,457,343
Loose jewels	3,697,069	13,089,697	16,786,766
Total	$16,338,756	$15,905,353	$32,244,109

Product line cost of goods sold
Finished jewelry	$5,220,551	$1,638,561	$6,859,112
Loose jewels	1,583,404	6,659,426	8,242,830
Total	$6,803,955	$8,297,987	$15,101,942

Product line gross profit
Finished jewelry	$7,421,136	$1,177,095	$8,598,231
Loose jewels	2,113,665	6,430,271	8,543,936
Total	$9,534,801	$7,607,366	$17,142,167

Operating income	$1,643,552	$622,005	$2,265,557

Depreciation and amortization	$172,819	$308,500	$481,319

Capital expenditures	$69,975	$291,465	$361,440

	Six Months Ended June 30, 2018
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$4,490,984	$1,672,066	$6,163,050
Loose jewels	1,878,388	5,121,660	6,999,998
Total	$6,369,322	$6,793,726	$13,163,048

Product line cost of goods sold
Finished jewelry	$1,972,862	$1,462,371	$3,435,233
Loose jewels	951,664	2,688,560	3,640,224
Total	$2,924,526	$4,150,931	$7,075,457

Product line gross profit
Finished jewelry	$2,518,122	$209,695	$2,727,817
Loose jewels	926,674	2,433,100	3,359,774
Total	$3,444,796	$2,642,795	$6,087,591

Operating loss	$(243,832)	$(1,349,756)	$(1,593,588)

Depreciation and amortization	$59,409	$170,584	$229,993

Capital expenditures	$29,689	$100,960	$130,649

	Year Ended December 31, 2017
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$7,936,773	$2,515,443	$10,452,216
Loose jewels	3,149,972	13,430,776	16,580,748
Total	$11,086,745	$15,946,219	$27,032,964

Product line cost of goods sold
Finished jewelry	$3,615,815	$1,610,845	$5,226,660
Loose jewels	1,526,358	6,998,485	8,524,843
Total	$5,142,173	$8,609,330	$13,751,503

Product line gross profit
Finished jewelry	$4,320,958	$904,598	$5,225,556
Loose jewels	1,623,614	6,432,291	8,055,905
Total	$5,944,572	$7,336,889	$13,281,461

Operating income (loss)	$228,253	$(836,797)	$(608,544)

Depreciation and amortization	$121,710	$300,308	$422,018

Capital expenditures	$147,446	$123,944	$271,390

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

The reconciliations of the Company’s product line cost of goods sold to cost of goods sold, as reported in the consolidated financial statements for the periods presented, are as follows:

	Year Ended June 30, 2019	Six Months Ended June 30, 2018	Year Ended December 31, 2017

Product line cost of goods sold	$15,101,942	$7,075,457	$13,751,503
Non-capitalized manufacturing and production control expenses	1,442,446	805,400	1,352,311
Freight out	578,772	272,790	417,074
Inventory valuation allowances	393,000	-	598,000
Other inventory adjustments	(163,993)	144,639	(648,271)
Cost of goods sold	$17,352,167	$8,298,286	$15,470,617

The Company recognizes sales by geographic area based on the country in which the customer is based. Sales to international end consumers made through our transactional website, charlesandcolvard.com, are included in international sales for financial reporting purposes. During periods prior to the quarterly period ended December 31, 2018, sales to international end consumers made through charlesandcolvard.com were included in U.S. sales because products were shipped and invoiced to a U.S.-based intermediary party that assumed all international shipping and credit risks. A portion of the Company’s Traditional segment sales made to international wholesale distributors represents products sold internationally that may be re-imported to U.S. retailers.

All intangible assets and property and equipment as of June 30, 2019, June 30, 2018 and December 31, 2017 are held and located in the United States.

The following presents net sales data by geographic area for the periods presented:

	Year Ended June 30, 2019	Six Months Ended June 30, 2018	Year Ended December 31, 2017
Net sales:
United States	$27,979,835	$12,121,003	$25,176,220
International	4,264,274	1,042,045	1,856,744
Total	$32,244,109	$13,163,048	$27,032,964

4.	FAIR VALUE MEASUREMENTS

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

Assets that are measured at fair value on a non-recurring basis include property and equipment, leasehold improvements, and intangible assets, comprising patents, license rights, and trademarks. These items are recognized at fair value when they are considered to be impaired. As of June 30, 2019, June 30, 2018 and December 31, 2017, no assets were identified for impairment. Level 3 inputs are primarily based on the estimated future cash flows of the asset determined by market inquiries to establish fair market value of used machinery or future revenue expected to be generated with the assistance of patents and trademarks.

5.	INVENTORIES

The Company’s total inventories, net of reserves, are as follows as of the dates presented:

	June 30,		December 31,
	2019	2018	2017
Raw materials	$4,450,478	$5,083,436	$4,853,049
Work-in-process	10,871,823	10,659,786	9,219,383
Finished goods	18,557,224	17,483,773	17,896,992
Finished goods on consignment	2,086,084	523,971	1,093,752
Supplies inventory	129,111	45,572	75,441
Less: inventory reserves	(2,361,000)	(1,968,000)	(2,165,000)
Total classified inventories	$33,733,720	$31,828,538	$30,973,617

Short-term portion	$11,909,792	$10,979,891	$11,208,658
Long-term portion	21,823,928	20,848,647	19,764,959
Total short- and long-term inventories	$33,733,720	$31,828,538	$30,973,617

The Company’s work-in-process inventories include raw SiC crystals on which processing costs, such as labor and sawing, have been incurred and components, such as metal castings and finished good moissanite jewels, that have been issued to jobs in the manufacture of finished jewelry. The Company’s moissanite jewel manufacturing process involves the production of intermediary shapes, called “preforms,” that vary depending upon the size and shape of the finished jewel. To maximize manufacturing efficiencies, preforms may be made in advance of current finished inventory needs but remain in work-in-process inventories. As of June 30, 2019, June 30, 2018 and December 31, 2017, work-in-process inventories issued to active production jobs approximated $1.23 million, $2.45 million and $2.99 million, respectively.

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

The Company’s total inventories, net of reserves, consisted of the following as of the dates presented:

	June 30,		December 31,
	2019	2018	2017
Finished jewelry:
Raw materials	$643,797	$595,649	$564,689
Work-in-process	487,680	1,196,268	890,664
Finished goods	6,332,533	5,517,951	6,304,747
Finished goods on consignment	1,867,549	476,648	1,007,471
Total finished jewelry	9,331,559	7,786,516	8,767,571
Loose jewels:
Raw materials	3,806,681	4,487,787	4,288,360
Work-in-process	10,384,143	9,463,518	8,328,719
Finished goods	9,878,691	10,015,822	9,487,245
Finished goods on consignment	203,535	29,323	26,281
Total loose jewels	24,273,050	23,996,450	22,130,605
Total supplies inventory	129,111	45,572	75,441
Total inventory	$33,733,720	$31,828,538	$30,973,617

Total net finished jewelry inventories at June 30, 2019, June 30, 2018 and December 31, 2017, including inventory on consignment net of reserves and finished jewelry featuring moissanite manufactured by the Company, were $9.33 million, $7.79 million, and $8.77 million, respectively. Total net loose jewel inventories at June 30, 2019, June 30, 2018 and December 31, 2017, including inventory on consignment net of reserves, were $24.27 million, $24.00 million and $22.13 million, respectively.

As of June 30, 2019, June 30, 2018 and December 31, 2017, management established an obsolescence reserve of $1.79 million, $1.30 million and $1.42 million, respectively. Typically, in the jewelry industry, slow-moving or discontinued lines are sold as closeouts or liquidated in alternative sales channels. Regularly, management reviews both the finished jewelry inventory and the legacy loose jewel inventory for any lower of cost or net realizable value and obsolescence issues. Accordingly, as of June 30, 2019, June 30, 2018 and December 31, 2017, management identified certain finished jewelry that was obsolete due to damage and other factors that indicate the finished jewelry is unsaleable, and established an obsolescence reserve of $19,000, $7,000 and $91,000, respectively, for the carrying costs in excess of any estimated scrap values. Likewise, with respect to the Company’s loose jewels inventory, based on current period demand, and ongoing feedback from distribution customers on the value of some of these goods, management identified some of the remaining inventory of these lower quality goods that could not be sold at its current carrying value. Accordingly, management’s analysis of items sold during the fiscal year ended June 30, 2019, resulted in an increase in the lower of cost or net realizable value reserve on this remaining inventory to approximately $1.77 million as of June 30, 2019 from $1.29 million as of June 30, 2018. This reserve balance was $1.33 million as of December 31, 2017.

As of June 30, 2019, June 30, 2018 and December 31, 2017, management established a rework reserve for recut and repairs of $460,000, $534,000 and $557,000, respectively. Finished jewelry inventories at June 30, 2019, June 30, 2018 and December 31, 2017 include a repairs reserve of $0, $116,000 and $89,000, respectively. The loose jewel inventories at June 30, 2019, June 30, 2018 and December 31, 2017 included recut reserves of $460,000, $418,000 and $468,000, respectively.

As of June 30, 2019, June 30, 2018 and December 31, 2017, management established a shrinkage reserve of $112,000, $136,000 and $191,000, respectively. Finished jewelry inventories at June 30, 2019, June 30, 2018 and December 31, 2017 include shrinkage reserves of $105,000, $88,000 and $173,000, respectively. The loose jewel inventories at June 30, 2019, June 30, 2018 and December 31, 2017 include shrinkage reserves of $7,000, $48,000 and $18,000, respectively.

Periodically, the Company ships finished goods inventory to certain Traditional segment customers on consignment terms. Under these terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. Included in the total shrinkage reserve is the shrinkage reserve for finished goods on consignment of $15,000, $18,000 and $60,000 as of June 30, 2019, June 30, 2018 and December 31, 2017, respectively, to allow for certain finished jewelry and loose jewels on consignment with certain Traditional segment customers that may not be returned or may be returned in a condition that does not meet the Company’s current grading or quality standards. Finished jewelry inventories on consignment at June 30, 2019, June 30, 2018 and December 31, 2017 include shrinkage reserves of $14,000, $7,000 and $55,000, respectively. The loose jewel inventories on consignment at June 30, 2019, June 30, 2018 and December 31, 2017 include shrinkage reserves of $1,000, $11,000 and $5,000, respectively.

The need for adjustments to inventory reserves is evaluated on a period-by-period basis.

6.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of the dates presented:

	June 30,		December 31,
	2019	2018	2017
Computer software	$1,512,533	$1,253,894	$1,206,465
Machinery and equipment	1,100,629	1,048,288	1,026,736
Computer hardware	1,064,302	1,026,987	1,009,008
Leasehold improvements	1,158,218	1,151,659	1,126,553
Furniture and fixtures	343,808	337,210	318,627
Total	5,179,490	4,818,038	4,687,389
Less: accumulated depreciation	(4,153,392)	(3,673,840)	(3,445,189)
Property and equipment, net	$1,026,098	$1,144,198	$1,242,200

Depreciation expense for the fiscal year ended June 30, 2019, the transition period ended June 30, 2018 and the calendar year ended December 31, 2017 was approximately $480,000, $229,000, and $420,000, respectively.

7.	INTANGIBLE ASSETS

Intangible assets consist of the following as of the dates presented:

	June 30,		December 31,	Weighted Average Remaining Amortization Period
	2019	2018	2017	(in Years)
Patents	$1,007,497	$969,632	$958,604	15.0
Trademarks	100,331	73,877	57,325	9.5
License rights	6,718	6,718	6,718	-
Total	1,114,546	1,050,227	1,022,647
Less accumulated amortization	(1,017,173)	(1,015,394)	(1,014,050)
Intangible assets, net	$97,373	$34,833	$8,597

Amortization expense for the fiscal year ended June 30, 2019, the transition period ended June 30, 2018 and the calendar year ended December 31, 2017 was approximately $2,000, $1,000 and $2,000, respectively. Amortization expense on existing intangible assets is estimated to be approximately $9,000 for each of the fiscal years ending June 30, 2020, 2021 and 2022 and $8,000 for each of the fiscal years ending June 30, 2023 and 2024. The amortization expense for the remaining unamortized balance of the total intangible assets, net, will be recognized in fiscal years ending after June 30, 2024.

8.	ACCRUED EXPENSES AND OTHER LIABILITIES

Total accrued expenses and other liabilities consist of the following as of the dates presented:

	June 30,		December 31,
	2019	2018	2017
Accrued compensation and related benefits	$760,324	$359,077	$652,177
Accrued cooperative advertising	73,033	60,784	134,018
Deferred rent	156,306	139,558	131,389
Accrued sales tax	286,864	17,149	20,844
Other	49,081	42,377	42,372
Accrued expenses and other liabilities	$1,325,608	$618,945	$980,800

9.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

On December 9, 2013, the Company entered into a Lease Agreement, as amended on December 23, 2013 and April 15, 2014 (the “Lease Agreement”), for its corporate headquarters, which occupies approximately 36,350 square feet of office, storage and light manufacturing space. The Company took possession of the leased property on May 23, 2014, once certain improvements to the leased space were completed and did not have access to the property before this date. These improvements and other lease signing and moving incentives offered by the landlord totaled approximately $550,000 and $73,000, respectively, which are being amortized over the life of the lease until October 31, 2021. Included in the Lease Agreement is a seven-month rent abatement period effective June 2014 through December 2014.

The Company recognizes rent expense on a straight-line basis, giving consideration to the rent holidays and escalations, the lease signing and moving allowance to be paid to the Company, and the rent abatement.

As of June 30, 2019, the Company’s future minimum payments under the operating leases were as follows:

2020	$625,788
2021	642,997
2022	219,723
Total	$1,488,508

Rent expense for the fiscal year ended June 30, 2019, the transition period ended June 30, 2018 and the calendar year ended December 31, 2017 was approximately $528,000, $260,000 and $510,000, respectively.

Purchase Commitments

On December 12, 2014, the Company entered into an exclusive supply agreement (the “Supply Agreement”) with Cree, Inc. (“Cree”). Under the Supply Agreement, subject to certain terms and conditions including a security interest as defined, the Company agreed to exclusively purchase from Cree, and Cree agreed to exclusively supply, 100% of the Company’s required SiC materials in quarterly installments that must equal or exceed a set minimum order quantity. The initial term of the Supply Agreement was scheduled to expire on June 24, 2018, unless extended by the parties.

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

The Company’s total purchase commitment under the Supply Agreement until June 2023 is approximately $52.95 million, of which approximately $43.98 million remains to be purchased as of June 30, 2019. Over the life of the Supply Agreement, as amended, the Company’s future minimum annual purchase commitments of SiC crystals range from approximately $9 million to $12 million each year.

During the fiscal year ended June 30, 2019, the transition period ended June 30, 2018 and the calendar year ended December 31, 2017, the Company purchased approximately $8.91 million, $4.89 million and $9.39 million, respectively, of SiC crystals from Cree. The Company’s purchases of SiC crystals prior to the fiscal year ended June 30, 2019 were pursuant to the terms and conditions of the Supply Agreement prior to the effective date of its amendment as of June 22, 2018.

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

Advances may be either revolving or non-revolving. Non-revolving advances are limited to $1.00 million in aggregate principal amount outstanding and must be repaid on each January 15 (which may be effected by conversion to revolving advances, absent an event of default). There are no other mandatory prepayments or line reductions. The Company may elect to prepay advances in whole or in part at any time without penalty. In addition, the White Oak Credit Facility may be terminated by the Company at any time, subject to a $100,000 fee in the first year of the term of the White Oak Credit Facility, a $50,000 fee in the second year, and no fee thereafter. In connection with the White Oak Credit Facility, the Company will incur a non-refundable origination fee in the total amount of $125,000 that is due and payable to White Oak in three installments. The first installment in the amount of $41,667 was paid upon execution of the White Oak Credit Facility on July 13, 2018 and the second installment in the amount of $41,667 was paid on July 15, 2019. The third and final installment in the amount of $41,666 will be due and payable on July 13, 2020, or the date of termination, whichever is sooner.

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

As of June 30, 2019, the Company had not borrowed against the White Oak Credit Facility.

Prior to obtaining the White Oak Credit Facility, the Company and its wholly owned subsidiaries, Charles & Colvard Direct, LLC and Moissanite.com, LLC (now charlesandcolvard.com, LLC), had a $10.00 million asset-based revolving credit facility from Wells Fargo Bank, National Association. This asset-based revolving credit facility (the “Wells Fargo Credit Facility”) was available for general corporate and working capital purposes, including transaction fees and expenses incurred in connection therewith, and the issuance of letters of credit up to a $1.00 million sublimit. The effective date of the Wells Fargo Credit Facility was June 25, 2014, and it was scheduled to mature on June 25, 2017. Effective June 22, 2017, the Wells Fargo Credit Facility was amended to, among other things, extend the maturity date to June 25, 2018, the date upon which it matured in accordance with its terms.

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

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, no par value. As of June 30, 2019, June 30, 2018 and December 31, 2017, it had 28,027,569, 21,705,173 and 21,580,102 shares of common stock outstanding, respectively. Holders of common stock are entitled to one vote for each share held.

Preferred Stock

The Board of Directors is authorized, without further shareholder approval, to issue up to 10,000,000 shares of preferred stock, no par value. The preferred stock may be issued from time to time in one or more series. No shares of preferred stock had been issued as of June 30, 2019.

Dividends

The Company has paid no cash dividends during the fiscal year ended June 30, 2019, the transition period ended June 30, 2018 and the calendar year ended December 31, 2017.

Shelf Registration Statement

The Company has an effective shelf registration statement on Form S-3 on file with the SEC which allows it to periodically offer and sell, individually or in any combination, shares of common stock, shares of preferred stock, warrants to purchase shares of common stock or preferred stock, and units consisting of any combination of the foregoing types of securities, up to a total of $25.00 million, of which approximately $13.99 million remains available after giving effect to the Company’s June 2019 public offering, including the impact of the partial exercise of the underwriters’ over-allotment option, as described below. The Company’s ability to issue equity securities under its effective shelf registration statement is subject to market conditions.

On June 11, 2019, the Company completed an underwritten public offering of 6,250,000 newly issued shares of common stock, at a price to the public of $1.60 per share, pursuant to its effective shelf registration statement on Form S-3. Net proceeds from the offering were approximately $9.06 million, net of the underwriting discount and fees and expenses in the amount of approximately $941,000. Pursuant to the terms of the underwriting agreement entered in connection with this offering, the underwriters were granted a 30-day option to buy up to an additional 937,500 shares of the Company’s common stock to cover over-allotments. Pursuant to the partial exercise of the underwriters’ over-allotment option, on July 3, 2019, the Company issued an additional 630,500 shares of its common stock at a price of $1.60 per share for net proceeds of approximately $930,000, net of the underwriting discount and fees and expenses of approximately $82,000. After giving effect to the partial exercise of the over-allotment option, the Company sold an aggregate of 6,880,500 shares of its common stock at a price of $1.60 per share with total gross proceeds of approximately $11.01 million, before deducting the total underwriting discount and fees and expenses of approximately $1.02 million.

Equity Compensation Plans

2018 Equity Incentive Plan

On November 21, 2018, the shareholders of the Company approved the adoption of the Charles & Colvard, Ltd. 2018 Equity Incentive Plan, (the “2018 Plan”). The 2018 Plan will expire by its terms on September 20, 2028.

The 2018 Plan provides for the grant of equity-based awards to selected employees, directors, and consultants of the Company and its affiliates. The aggregate number of shares of the Company’s common stock that could be issued pursuant to awards granted under the 2018 Plan are not to exceed the sum of 3,300,000 plus the number of shares of common stock underlying any award granted under any stock incentive plan maintained by the Company prior to the 2018 Plan (each, a “2018 Prior Plan”) that expires, terminates or is canceled or forfeited under the terms of the 2018 Prior Plans. Stock options granted to employees under the 2018 Plan generally vest over four years and have terms of up to 10 years. The vesting schedules and terms of stock options granted to independent contractors vary depending on the specific grant, but the terms are no longer than 10 years. Stock option awards granted to members of the Board of Directors generally vest at the end of one year from the date of the grant. The vesting schedules of restricted stock awards granted to employees or independent contractors vary depending on the specific grant but are generally four years or less. Only stock options and restricted stock have been granted under the 2018 Plan. As of June 30, 2019, there were 285,025 stock options outstanding under the 2018 Plan.

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

The 2008 Plan authorized the Company to grant stock options, stock appreciation rights, restricted stock, and other equity awards to selected employees, directors, and independent contractors. The aggregate number of shares of the Company’s common stock that could be issued pursuant to awards granted under the 2008 Plan were not to exceed the sum of 6,000,000 plus any shares of common stock subject to an award granted under any stock incentive plan maintained by the Company prior to the 2008 Plan (each, a “2008 Prior Plan”) that is forfeited, cancelled, terminated, expires, or lapses for any reason without the issuance of shares pursuant to the award, or shares subject to an award granted under a 2008 Prior Plan which shares are forfeited to, or repurchased or reacquired by, the Company. Stock options granted to employees under the 2008 Plan generally vest over four years and have terms of up to 10 years. The vesting schedules and terms of stock options granted to independent contractors vary depending on the specific grant, but the terms are no longer than 10 years. Stock option awards granted to members of the Board of Directors generally vest at the end of one year from the date of the grant. The vesting schedules of restricted stock awards granted to employees or independent contractors vary depending on the specific grant but are generally four years or less. Only stock options and restricted stock had been granted under the 2008 Plan. As of June 30, 2019, June 30, 2018 and December 31, 2017, there were 2,238,613, 2,388,169 and 2,377,265 stock options outstanding under the 2008 Plan, respectively.

Stock-Based Compensation

The following table summarizes the components of the Company’s stock-based compensation included in net income (loss) for the periods presented:

	Year Ended June 30, 2019	Six Months Ended June 30, 2018	Year Ended December 31, 2017
Employee stock options	$235,984	$142,096	$336,534
Restricted stock awards	266,821	93,537	106,948
Totals	$502,805	$235,633	$443,482

Due to the Company’s valuation allowance against deferred tax assets as discussed further in Note 12, “Income Taxes”, any income tax benefits associated with these grants and awards for the fiscal year ended June 30, 2019, the transition period ended June 30, 2018 and the calendar year ended December 31, 2017 were fully reserved.

No stock-based compensation was capitalized as a cost of inventory during the fiscal year ended June 30, 2019, the transition period ended June 30, 2018 and the calendar year ended December 31, 2017.

Stock Options

The following is a summary of the stock option activity for the fiscal year ended June 30, 2019, the transition period ended June 30, 2018 and the calendar year ended December 31, 2017:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2016	2,134,898	$1.99
Granted	836,369	$0.94
Forfeited	(103,000)	$1.22
Expired	(491,002)	$2.95
Outstanding at December 31, 2017	2,377,265	$1.46
Granted	216,157	$1.27
Forfeited	(173,750)	$1.05
Expired	(31,503)	$2.17
Outstanding at June 30, 2018	2,388,169	$1.46
Granted	285,025	$1.00
Exercised	(52,500)	1.21
Forfeited	(30,000)	$1.20
Expired	(67,056)	$1.71
Outstanding at June 30, 2019	2,523,638	$1.41

The weighted average grant date fair value of stock options granted during the fiscal year ended June 30, 2019, the transition period ended June 30, 2018 and the calendar year ended December 31, 2017 was $0.57, $0.68 and $0.53, respectively. The total fair value of stock options that vested during the fiscal year ended June 30, 2019, the transition period ended June 30, 2018 and the year calendar ended December 31, 2017 was approximately $176,000, $232,000 and $400,000, respectively.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions for stock options granted during the periods presented:

	Year Ended June 30, 2019	Six Months Ended June 30, 2018	Year Ended December 31, 2017
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	61.0%	62.8%	63.4%
Risk-free interest rate	3.09%	2.76%	1.90%
Expected lives (years)	5.5	5.4	5.5

The following tables summarize information in connection with stock options outstanding at June 30, 2019:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Balance as of 6/30/2019	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 6/30/2019	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 6/30/2019	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
2,523,638	6.95	$1.41	2,053,613	6.51	$1.49	2,460,292	6.91	$1.42

As of June 30, 2019, the unrecognized stock-based compensation expense related to unvested stock options was approximately $167,000, which is expected to be recognized over a weighted average period of approximately 18 months.

The aggregate intrinsic value of stock options outstanding, exercisable, and vested or expected to vest at June 30, 2019 was approximately $1.36 million. These amounts are before applicable income taxes and represent the closing market price of the Company’s common stock at June 30, 2019, less the grant price, multiplied by the number of stock options that had a grant price that is less than the closing market price. These amounts represent the amounts that would have been received by the optionees had these stock options been exercised on those dates. During the fiscal year ended June 30, 2019, the aggregate intrinsic value of stock options exercised was approximately $51,000. No stock options were exercised during the transition period ended June 30, 2018 and the calendar year ended December 31, 2017.

Restricted Stock

The following is a summary of the restricted stock activity for the fiscal year ended June 30, 2019, the transition period ended June 30, 2018 and the calendar year ended December 31, 2017:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	359,400	$0.91
Granted	420,000	$1.11
Vested	(214,200)	$0.92
Canceled	(209,783)	$0.96
Unvested at December 31, 2017	355,417	$1.11
Granted	264,000	$1.25
Vested	(216,488)	$1.11
Canceled	(138,929)	$1.11
Unvested at June 30, 2018	264,000	$1.25
Granted	129,500	$1.07
Vested	(154,396)	$1.20
Canceled	(109,604)	$1.31
Unvested at June 30, 2019	129,500	$1.08

The unvested restricted shares as of June 30, 2019 are all performance-based restricted shares that will vest, subject to achievement of the underlying performance goals on July 31, 2019. As of June 30, 2019, the estimated unrecognized stock-based compensation expense related to these unvested restricted shares subject to the achievement of performance goals was approximately $32,000, all of which is expected to be recognized over a weighted average period of approximately one month.

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

In connection with filing its 2017 U.S. corporate income tax return in June 2018, the Company’s management completed its analysis of the income tax effects of the Tax Act and the effect on its existing corporate alternative minimum tax (“AMT”) deferred tax asset, including the nature, validity, and recoverability of its AMT-related deferred tax credit carryforwards. Upon completing this analysis, management determined that it was able to recognize the underlying tax benefit relating to the realization of the recoverable portion of its AMT-related deferred tax credit carryforwards, net of an expected sequestration reduction, in the amount of approximately $328,000. Accordingly, the Company recorded the expected AMT credit refund as a receivable, net of an anticipated sequestration reduction and such amount was included with other long-term assets in the accompanying Consolidated Balance Sheets as of June 30, 2018.

However, on January 14, 2019, the Internal Revenue Service (the “IRS”) announced that refund payments and refund offset transactions due to refundable minimum tax credits associated with the repeal of the corporate AMT as part of the Tax Act would not be subject to sequestration. Accordingly, following the IRS’s announcement that AMT credit refunds would not be subject to the government sequestration amount, in January 2019 the Company recognized the additional available underlying tax benefit in the amount of approximately $23,000 relating to the sequestered portion of its AMT credit. This amount was also included in other long-term assets in the accompanying Consolidated Balance Sheet as of June 30, 2019.

In May 2019, the Company received its first installment refund in the amount of approximately $80,000 from the IRS in accordance with the AMT refundability schedule as set forth in the Tax Act. The full refundable amount of the Company’s AMT credit carryover receivable will be refunded to the Company in scheduled installment amounts through the calendar year ending December 31, 2021.

The Company accounts for income taxes under the liability method. Under the liability method, deferred income taxes are recognized for the income tax consequences of “temporary differences” by applying enacted statutory income tax rates applicable to future years to differences between the financial statement carrying amounts and the income tax bases of existing assets and liabilities.

Income tax net benefit (expense) for the periods presented comprises the following:

	Year Ended June 30, 2019	Six Months Ended June 30, 2018	Year Ended December 31, 2017
Current:
Federal	$23,149	$327,594	$-
State	(21,706)	(9,534)	(27,609)
Total current benefit (expense)	1,443	318,060	(27,609)
Deferred:
Federal	-	-	-
State	-	-	-
Total deferred benefit (expense)	-	-	-
Income tax net benefit (expense)	$1,443	$318,060	$(27,609)

Significant components of the Company’s deferred income tax assets as of the dates presented are as follows:

	June 30,		December 31,
	2019	2018	2017
Reversals and accruals	$970,516	$668,813	$686,573
Prepaid expenses	(38,552)	(38,944)	(28,744)
Federal NOL carryforwards	4,911,437	5,540,016	5,185,438
State NOL carryforwards	674,522	714,588	681,364
Hong Kong NOL carryforwards	995,566	995,566	995,566
Federal benefit on state taxes under uncertain tax positions	100,703	96,144	94,142
Stock-based compensation	194,524	412,148	422,623
Research tax credit	83,315	235,742	434,637
Alternative minimum tax	-	23,149	350,743
Contributions carryforward	-	1,923	-
Depreciation	(157,310)	(159,100)	(178,670)
Accrued rent	88,923	121,124	138,178
Loss on impairment of long-lived assets	32,985	33,157	33,864
Valuation allowance	(7,856,629)	(8,644,326)	(8,815,714)
Total deferred income tax assets, net	$-	$-	$-

The following are reconciliations between expected income taxes, computed at the applicable statutory federal income tax rate applied to pretax accounting loss, and the income tax net benefit (expense) for the periods presented:

	Year Ended June 30, 2019	Six Months Ended June 30, 2018	Year Ended December 31, 2017

Anticipated income tax (expense) benefit at statutory rate	$(477,545)	$334,716	$144,795
State income tax expense, net of federal tax effect	(42,334)	7,755	(54,083)
Federal income tax effect of change in tax rate	-	-	(3,729,007)
Income tax effect of uncertain tax positions	17,494	37,671	(17,946)
Return to provision adjustments	126	-	2,982
Stock-based compensation	(3,929)	9,855	(36,233)
Other changes in deferred income tax assets, net	(280,066)	(243,325)	(437)
Decrease in valuation allowance	787,697	171,388	3,662,320
Income tax net benefit (expense)	$1,443	$318,060	$(27,609)

The Company’s statutory tax rate as of the fiscal year ended June 30, 2019 is 22.16% and consists of the federal income tax rate of 21% and a blended state income tax rate of 1.16%, net of the federal benefit. The Company’s statutory tax rate as of June 30, 2018 was 22.13% and consisted of the federal income tax rate of 21% and a blended state income tax rate of 1.13%, net of the federal benefit. The Company’s statutory tax rate as of December 31, 2017 was 23.25% and consisted of the federal income tax rate of 21% and a blended state income tax rate of 2.25%, net of the federal benefit.

As of each reporting date, management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. As of June 30, 2019, June 30, 2018 and December 31, 2017, the Company’s management determined that sufficient negative evidence continued to exist to conclude it was uncertain that the Company would have sufficient future taxable income to utilize its deferred tax assets, and therefore, the Company maintained a valuation allowance against its deferred tax assets.

As of June 30, 2019, June 30, 2018 and December 31, 2017, the Company had approximately $102,000, $313,000 and $884,000, respectively, of remaining federal income tax credits that expire between 2020 and 2021 and all of which can be carried forward to offset future income taxes. As of June 30, 2019, June 30, 2018 and December 31, 2017, the Company also had federal tax net operating loss carryforwards of approximately $23.39 million, $26.28 million and $24.59 million, respectively, expiring between 2030 and 2037, which can be used to offset against future federal taxable income; North Carolina tax net operating loss carryforwards of approximately $20.20 million, $20.24 million and $20.22 million, respectively, expiring between 2023 and 2033; and various other state tax net operating loss carryforwards expiring between 2021 and 2034, which can be used to offset against future state taxable income.

As of each of June 30, 2019, June 30, 2018 and December 31, 2017, there was approximately $6.03 million in net operating loss carryforwards in Hong Kong. In accordance with the Hong Kong tax code, these amounts can be carried forward indefinitely to offset future taxable income in Hong Kong. The Company’s deferred tax assets in Hong Kong were fully reserved with a valuation allowance of $996,000 as of each of June 30, 2019, June 30, 2018 and December 31, 2017, and had been fully reserved in all prior fiscal periods due to the uncertainty of future taxable income in this jurisdiction to utilize the deferred tax assets. Charles & Colvard (HK) Ltd., the Company’s Hong Kong subsidiary, which was re-activated in December 2017, but had no operating activity during the fiscal year ended June 30, 2019, the transition period ended June 30, 2018 and the calendar year ended December 31, 2017, previously ceased operations during 2008 and became a dormant entity during 2009. If the Company uses any portion of its deferred tax assets in future periods, the valuation allowance would need to be reversed and may impact the Company’s future operating results.

Uncertain Tax Positions

The gross liability for income taxes associated with uncertain tax positions at June 30, 2019, June 30, 2018 and December 31, 2017, was approximately $512,000, $525,000 and $560,000, respectively. These amounts are shown net of approximately $19,000, $54,000 and $98,000, respectively, recorded as a direct reduction to the associated deferred tax asset. The gross liability, if recognized, would favorably affect the Company’s effective tax rate.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of the provision for income taxes. The Company accrued approximately $22,000, $10,000 and $28,000 of interest and penalties associated with uncertain tax positions for the fiscal year ended June 30, 2019, the transition period ended June 30, 2018 and the calendar year ended December 31, 2017, respectively. Including the interest and penalties recorded for uncertain tax positions, there is a total of approximately $225,000, $203,000 and $193,000 of interest and penalties included in the accrued income tax liability for uncertain tax positions as of June 30, 2019, June 30, 2018 and December 31, 2017, respectively. To the extent interest and penalties are not ultimately incurred with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

In all significant federal and state jurisdictions where it is required to file income tax returns, the Company has analyzed filing positions for all tax years in which the statute of limitations is open. The only periods subject to examination by the major tax jurisdictions where the Company does business are the tax years ended December 31, 2014 through June 30, 2018. The Company does not believe that the outcome of any examination will have a material impact on its consolidated financial statements and does not expect settlement on any uncertain tax positions within the next 12 months. Beginning with the transition period ended June 30, 2018, the Company’s tax year conforms with its fiscal accounting period year ending on June 30 of each year.

The following table summarizes the activity related to the Company’s gross liability for uncertain tax positions for the period from December 31, 2016 through June 30, 2019:

Balance at December 31, 2016	$532,764
Increases related to prior calendar year tax positions	27,609
Balance at December 31, 2017	560,373
Decreases related to prior calendar year tax positions	(35,670)
Balance at June 30, 2018	524,703
Decreases related to prior transition period tax positions	(12,936)
Balance at June 30, 2019	$511,767

13.	MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

At times, a portion of the Company’s accounts receivable will be due from customers that have individual balances of 10% or more of the Company’s total gross accounts receivable. The following is a summary of customers that represent greater than or equal to 10% of total gross accounts receivable as of the dates presented:

	June 30,			December 31,
	2019	2018		2017
Customer A	25%	23%		*	%
Customer B	15%	**	%	**	%
Customer C	13%	10%		18%
Customer D	*** %	***	%	12%

* Customer A did not have individual balances that represented 10% or more of total gross accounts receivable as of December 31, 2017.
** Customer B did not have individual balances that represented 10% or more of total gross accounts receivable as of June 30, 2018 and December 31, 2017.
*** Customer D did not have individual balances that represented 10% or more of total gross accounts receivable as of June 30, 2019 and 2018.

A significant portion of sales is derived from certain customer relationships. The following is a summary of customers that represent greater than or equal to 10% of total net sales for the periods presented:

	Year Ended June 30, 2019	Six Months Ended June 30, 2018	Year Ended December 31, 2017
Customer A	14%	12%	21%
Customer C	10%	12%	*	%

* Customer C did not have net sales that represented 10% or more of total net sales for the calendar year ended December 31, 2017.

The Company records its sales returns allowance at the corporate level based on several factors including historical sales return activity and specific allowances for known customer returns.

14.	EMPLOYEE BENEFIT PLAN

All full-time employees who meet certain length of service requirements are eligible to participate in and receive benefits from the Company’s 401(k) Plan. This plan provides for matching contributions by the Company in such amounts as the Board of Directors may annually determine, as well as a 401(k) option under which eligible participants may defer a portion of their salaries. The Company contributed a total of $67,000, $44,000 and $64,000 to this employee benefit plan during the fiscal year ended June 30, 2019, the transition period ended June 30, 2018 and the calendar year ended December 31, 2017, respectively.

15.	SUBSEQUENT EVENT

On July 3, 2019, the Company issued an aggregate of 630,500 shares of its common stock at a price of $1.60 per share pursuant to the partial exercise of the underwriters’ over-allotment option received in connection with the Company’s recently completed public offering. The Company received net proceeds of approximately $930,000, net of the underwriting discount and fees and expenses, from the partial exercise of the over-allotment option. A more detailed description of the Company’s underwritten public offering pursuant to its shelf registration statement on Form S-3 is included in Note 11, “Shareholders’ Equity and Stock-Based Compensation”.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. During the three months ended June 30, 2019, we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In making the assessment of internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on that assessment and those criteria, management determined that our internal control over financial reporting was effective as of June 30, 2019.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Item 14.	Principal Accounting Fees and Services

The information called for in Items 10 through 14 is incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of the fiscal year ended June 30, 2019.

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

10.1
Exclusive Supply Agreement, dated as of December 12, 2014, by and among Charles & Colvard, Ltd., Cree, Inc. and, solely for purposes of Section 6(c) of the Exclusive Supply Agreement, Charles & Colvard Direct, LLC and moissanite.com, LLC (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on December 16, 2014)*

10.2
First Amendment to Exclusive Supply Agreement, dated as of June 22, 2018, by and between Charles & Colvard, Ltd. and Cree, Inc. (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on June 27, 2018)*

10.3
Credit Agreement, dated as of July 13, 2018, by and among Charles & Colvard, Ltd., charlesandcolvard.com, LLC, Charles & Colvard Direct, LLC, and White Oak Commercial Finance, LLC (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on July 17, 2018)

10.4
Security Agreement, dated as of July 13, 2018, by and among Charles & Colvard, Ltd., charlesandcolvard.com, LLC, Charles & Colvard Direct, LLC, and White Oak Commercial Finance, LLC (incorporated herein by reference to Exhibit 10.4 to our Transition Report on Form 10-KT for the transition period ended June 30, 2018)

10.5
Intercreditor Agreement, dated as of July 13, 2018, by and among Charles & Colvard, Ltd., charlesandcolvard.com, LLC, Charles & Colvard Direct, LLC, Cree, Inc., and White Oak Commercial Finance, LLC (incorporated herein by reference to Exhibit 10.5 to our Transition Report on Form 10-KT for the transition period ended June 30, 2018)

10.6
Credit and Security Agreement, dated as of June 25, 2014, by and among Charles & Colvard, Ltd., Charles & Colvard Direct, LLC, moissanite.com, LLC, and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on June 30, 2014)

10.7
First Amendment to Credit and Security Agreement, dated as of September 16, 2014, by and among Charles & Colvard, Ltd., Charles & Colvard Direct, LLC, Moissanite.com, LLC, and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014)

10.8
Second Amendment to Credit and Security Agreement, dated as of December 12, 2014, by and among Charles & Colvard, Ltd., Charles & Colvard Direct, LLC, Moissanite.com, LLC, and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K, as filed with the SEC on December 16, 2014)

10.9
Third Amendment to Credit and Security Agreement and Other Loan Documents, dated as of September 23, 2016, by and among Charles & Colvard, Ltd., Charles & Colvard Direct, LLC, Moissanite.com, LLC, to be known as charlesandcolvard.com, LLC, and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016)

10.10
Fourth Amendment to Credit and Security Agreement, dated as of June 22, 2017, by and among Charles & Colvard, Ltd., Charles & Colvard Direct, LLC, charlesandcolvard.com, LLC (formerly known as Moissanite.com, LLC) and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on June 26, 2017)

10.11
Fifth Amendment to Credit and Security Agreement, dated as of April 3, 2018, by and among Charles & Colvard, Ltd., Charles & Colvard Direct, LLC, charlesandcolvard.com, LLC (formerly known as Moissanite.com, LLC) and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.11 to our Transition Report on Form 10-KT for the transition period ended June 30, 2018)

10.12
Intercreditor Agreement, dated as of December 12, 2014, by and among Charles & Colvard, Ltd., Charles & Colvard Direct, LLC, Moissanite.com, LLC, Cree, Inc., and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on December 16, 2014)

10.13
Lease Agreement, dated December 9, 2013, between Charles & Colvard, Ltd. and Southport Business Park Limited Partnership (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on December 12, 2013)*

10.14
First Amendment to Lease, dated December 23, 2013, between Charles & Colvard, Ltd. and Southport Business Park Limited Partnership (incorporated herein by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 31, 2013)

10.15
Second Amendment to Lease, dated April 15, 2014, between Charles & Colvard, Ltd. and Southport Business Park Limited Partnership (incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014)

10.16	Board Compensation Program, effective October 1, 2017 (incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)+

10.17	Charles & Colvard, Ltd. 2008 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on May 20, 2016)+

10.18
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

10.20	Charles & Colvard, Ltd. 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on November 9, 2018)

10.21
Form of Restricted Stock Award Agreement under the Charles & Colvard, Ltd. 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on November 9, 2018)

10.22
Form of Employee Incentive Stock Option Agreement under the Charles & Colvard, Ltd. 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K, as filed with the SEC on November 9, 2018)

10.23
Form of Employee Nonqualified Stock Option Agreement under the Charles & Colvard, Ltd. 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K, as filed with the SEC on November 9, 2018)

10.24
Form of Non-Employee Director Nonqualified Stock Option Agreement under the Charles & Colvard, Ltd. 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.5 to our Current Report on Form 8-K, as filed with the SEC on November 9, 2018)

10.25
Form of Independent Contractor Nonqualified Stock Option Agreement under the Charles & Colvard, Ltd. 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.6 to our Current Report on Form 8-K, as filed with the SEC on November 9, 2018)

10.26
Charles & Colvard, Ltd. 2018 Senior Management Equity Incentive Program, effective January 1, 2018 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on February 1, 2018)+

10.27
Charles & Colvard, Ltd. Fiscal 2019 Q1-Q2 Senior Management Equity Incentive Program, effective July 1, 2018 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on May 29, 2018)+

10.28
Charles & Colvard, Ltd. Fiscal 2019 Q3-Q4 Senior Management Equity Incentive Program, effective January 1, 2019 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on February 13, 2019)+

10.29
Charles & Colvard, Ltd. Fiscal 2020 Senior Management Equity Incentive Program, effective July 1, 2019 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on July 11, 2019)+

10.30
Employment Agreement, dated December 1, 2015, by and between Charles & Colvard, Ltd. and Suzanne Miglucci (incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)+

10.31
Employment Agreement, dated May 23, 2017, by and between Charles & Colvard, Ltd. and Clint J. Pete (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on May 24, 2017)+

10.32
Employment Agreement, dated May 23, 2017, by and between Charles & Colvard, Ltd. and Don O’Connell (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on May 24, 2017)+

21.1	Subsidiaries of Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 21.1 to our Transition Report on Form 10-KT for the transition period ended June 30, 2018)

23.1	Consent of BDO USA, LLP++

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002++

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002++

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002++

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002++

101
The following materials from Charles & Colvard, Ltd.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

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

CHARLES & COLVARD, LTD.

	By:	/s/ Suzanne Miglucci
September 5, 2019		Suzanne Miglucci
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	By:	/s/ Suzanne Miglucci
September 5, 2019		Suzanne Miglucci
Director, President and Chief Executive Officer

	By:	/s/ Clint J. Pete
September 5, 2019		Clint J. Pete
Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

	By:	/s/ Neal I. Goldman
September 5, 2019		Neal I. Goldman
Chairman of the Board of Directors

	By:	/s/ Anne M. Butler
September 5, 2019		Anne M. Butler
Director
	By:	/s/ Benedetta Casamento
September 5, 2019		Benedetta Casamento
Director

	By:	/s/ Jaqui Lividini
September 5, 2019		Jaqui Lividini
Director

	By:	/s/ Ollin B. Sykes
September 5, 2019		Ollin B. Sykes
Director