Form 10-Q
period 2019-09-30
CHARLES & COLVARD LTD
filed 2019-11-08
CIK 1015155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

As of November 1, 2019, there were 28,981,910 shares of the registrant’s common stock, no par value per share, outstanding.

CHARLES & COLVARD, LTD.

FORM 10-Q
For the Quarterly Period Ended September 30, 2019

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019 (unaudited)	June 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$12,243,719	$12,465,483
Restricted cash	356,191	541,062
Accounts receivable, net	2,000,613	1,962,471
Inventory, net	11,787,226	11,909,792
Prepaid expenses and other assets	1,408,993	989,559
Total current assets	27,796,742	27,868,367
Long-term assets:
Inventory, net	24,178,349	21,823,928
Property and equipment, net	1,013,308	1,026,098
Intangible assets, net	101,165	97,373
Operating lease right-of-use assets	883,832	-
Other assets	328,328	330,615
Total long-term assets	26,504,982	23,278,014
TOTAL ASSETS	$54,301,724	$51,146,381

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,563,460	$3,372,172
Operating lease liabilities	609,988	-
Accrued expenses and other liabilities	926,118	1,325,608
Total current liabilities	6,099,566	4,697,780
Long-term liabilities:
Noncurrent operating lease liabilities	632,038	-
Deferred rent	-	236,745
Accrued income taxes	498,917	492,832
Total long-term liabilities	1,130,955	729,577
Total liabilities	7,230,521	5,427,357
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, no par value; 50,000,000 shares authorized; 28,981,910 and 28,027,569 shares issued and outstanding at September 30, 2019 and June 30, 2019, respectively	54,342,864	54,342,864
Additional paid-in capital	25,633,007	24,488,147
Accumulated deficit	(32,904,668)	(33,111,987)
Total shareholders’ equity	47,071,203	45,719,024
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$54,301,724	$51,146,381

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,
	2019	2018
Net sales	$7,608,421	$6,594,706
Costs and expenses:
Cost of goods sold	3,876,624	3,613,748
Sales and marketing	2,229,591	1,641,125
General and administrative	1,349,501	1,224,775
Total costs and expenses	7,455,716	6,479,648
Income from operations	152,705	115,058
Other income (expense):
Interest income	61,379	-
Interest expense	(142)	(346)
Loss on foreign currency exchange	(538)	(29)
Other expense	-	(13)
Total other income (expense), net	60,699	(388)
Income before income taxes	213,404	114,670
Income tax expense	(6,085)	(4,767)
Net Income	$207,319	$109,903

Net income per common share:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

Weighted average number of shares used in computing net income per common share:
Basic	28,563,688	21,454,977
Diluted	29,222,936	21,658,516

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30, 2019
	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance at June 30, 2019	28,027,569	$54,342,864	$24,488,147	$(33,111,987)	$45,719,024
Issuance of common stock, net of offering costs	630,500	-	932,480	-	932,480
Stock-based compensation	-	-	212,380	-	212,380
Issuance of restricted stock	325,000	-	-	-	-
Retirement of restricted stock	(1,159)	-	-	-	-
Net income	-	-	-	207,319	207,319
Balance at September 30, 2019	28,981,910	$54,342,864	$25,633,007	$(32,904,668)	$47,071,203

	Three Months Ended September 30, 2018
	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance at June 30, 2018	21,705,173	$54,243,816	$14,962,071	$(35,387,454)	$33,818,433
Stock-based compensation	-	-	71,176	-	71,176
Retirement of restricted stock	(109,604)	-	-	-	-
Stock option exercises	2,500	3,480	(1,229)	-	2,251
Net income	-	-	-	109,903	109,903
Balance at September 30, 2018	21,598,069	$54,247,296	$15,032,018	$(35,277,551)	$34,001,763

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$207,319	$109,903
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	124,637	108,216
Stock-based compensation	212,380	71,176
Recovery of uncollectible accounts	(28,000)	(312)
(Recovery of) Provision for sales returns	(31,000)	25,000
Provision for inventory reserves	23,000	49,000
Provision for (Recovery of) accounts receivable discounts	12,476	(2,936)
Changes in operating assets and liabilities:
Accounts receivable	8,382	(342,076)
Inventory	(2,254,855)	(977,889)
Prepaid expenses and other assets, net	(417,147)	(70,494)
Accounts payable	1,191,288	(77,942)
Deferred rent	-	(38,719)
Accrued income taxes	6,085	4,767
Accrued expenses and other liabilities	(278,041)	168,861
Net cash used in operating activities	(1,223,476)	(973,445)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(111,317)	(164,099)
Payments for intangible assets	(4,322)	(38,111)
Net cash used in investing activities	(115,639)	(202,210)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of offering costs	932,480	-
Proceeds from stock option exercises	-	2,251
Net cash provided by financing activities	932,480	2,251

NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(406,635)	(1,173,404)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	13,006,545	3,393,186
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$12,599,910	$2,219,782

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$142	$346
Cash paid during the period for income taxes	$2,050	$4,748

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	DESCRIPTION OF BUSINESS

Charles & Colvard, Ltd. (the “Company”), a North Carolina corporation founded in 1995, manufactures, markets, and distributes Charles & Colvard Created Moissanite® (hereinafter referred to as moissanite or moissanite jewels) and finished jewelry featuring moissanite for sale in the worldwide jewelry market. Moissanite, also known by its chemical name silicon carbide (“SiC”), is a rare mineral first discovered in a meteorite crater. Because naturally occurring SiC crystals are too small for commercial use, larger crystals must be grown in a laboratory. The Company sells loose moissanite jewels and finished jewelry at wholesale prices to distributors, manufacturers, retailers, and designers, including some of the largest distributors and jewelry manufacturers in the world. The Company’s finished jewelry and loose moissanite jewels that are mounted into fine jewelry by other manufacturers are sold at retail outlets and via the Internet. The Company sells at retail prices to end-consumers through its wholly owned operating subsidiary, charlesandcolvard.com, LLC, third-party online marketplaces, drop-ship retail, and other pure-play, exclusively e-commerce outlets.

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation – The accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, the unaudited statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results for the three months ended September 30, 2019 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2020.

The condensed consolidated financial statements as of and for the three months ended September 30, 2019 and 2018 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of June 30, 2019 is derived from the audited financial statements as of that date. The accompanying statements should be read in conjunction with the audited financial statements and related notes, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K (the “2019 Annual Report”) for the fiscal year ended June 30, 2019 filed with the SEC on September 6, 2019.

The accompanying condensed consolidated financial statements as of and for the three months ended September 30, 2019 and 2018, and as of June 30, 2019, include the accounts of the Company and its wholly owned subsidiaries charlesandcolvard.com, LLC; Charles & Colvard Direct, LLC; and Charles & Colvard (HK) Ltd., the Company’s Hong Kong subsidiary, which was re-activated in December 2017. Charles & Colvard Direct, LLC, had no operating activity during the three-month period ended September 30, 2019 or 2018. Charles & Colvard (HK) Ltd. previously became dormant in the second quarter of 2009 and has had no operating activity since 2008. All intercompany accounts have been eliminated.

Significant Accounting Policies – In the opinion of the Company’s management, except as discussed below, the Company’s significant accounting policies used for the three months ended September 30, 2019, are consistent with those used for the fiscal year ended June 30, 2019. Accordingly, please refer to Note 2 to the Consolidated Financial Statements in the 2019 Annual Report for the Company’s significant accounting policies.

Use of Estimates – The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates impacting the Company’s condensed consolidated financial statements relate to valuation and classification of inventories, accounts receivable reserves, deferred tax assets, uncertain tax positions, and revenue recognition. Actual results could differ materially from those estimates.

Cash and Cash Equivalents – All highly liquid investments with an original maturity of three months or less from the date of purchase are considered to be cash equivalents.

Restricted Cash – In accordance with cash management process requirements relating to the Company’s asset-based revolving credit facility from White Oak Commercial Finance, LLC (“White Oak”), there are access and usage restrictions on certain cash deposit balances for periods of up to two business days during which time such deposits are held by White Oak for the benefit of the Company. During the period these cash deposits are held by White Oak, such amounts are classified as restricted cash for reporting purposes on the Company’s condensed consolidated balance sheets. In the event that the Company has an outstanding balance on its revolving credit facility from White Oak, restricted cash balances held by White Oak would be applied to reduce such outstanding amounts.

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

The reconciliation of cash, cash equivalents, and restricted cash, as presented on the Condensed Consolidated Statements of Cash Flows, consist of the following as of the dates presented:

	September 30, 2019	June 30, 2019
Cash and cash equivalents	$12,243,719	$12,465,483
Restricted cash	356,191	541,062
Total cash, cash equivalents, and restricted cash	$12,599,910	$13,006,545

Recently Adopted/Issued Accounting Pronouncements – Effective July 1, 2019, the Company adopted the new lease accounting standard, which requires virtually all leases to be recorded as right-of-use (“ROU”) assets and lease liabilities on the condensed consolidated balance sheet and provides guidance on the recognition of lease expense and income. The new guidance requires the modified retrospective transition approach when applying the new standard to an entity’s leases existing at the date of initial application. The guidance further states that an entity’s date of initial application may be either the effective date upon which it adopts the new standard or the beginning of the earliest comparative period presented in the financial statements during the period in which it adopts the new guidance. The Company used the date of initial application as the effective date, and as such, financial information and disclosures required under the new accounting standard will not be provided for dates and periods prior to July 1, 2019.

The new standard provides a number of practical expedients for transition and policy elections for ongoing accounting. The Company elected the “package of practical expedients”, which permits the Company to not reassess its prior conclusions about lease identification, lease classification, and initial direct costs. The standard provides policy election options for recognition exemption for short-term leases and separation of lease and non-lease components. The Company elected the “short-term lease recognition” exemption and elected not to separate lease and non-lease components for all underlying asset classes. The Company determines lease and non-lease components based on observable information, including terms provided by the lessor.

The adoption of the new accounting standard resulted in the recognition of ROU assets and lease liabilities of approximately $983,000 and $1.38 million, respectively, for operating leases as of July 1, 2019. Currently, the Company has no other material leases that qualify as finance, variable, or short-term leases. The adoption did not have a material impact on the Company’s condensed consolidated statement of operations or condensed consolidated statement of cash flows.

Subsequent to the date of adoption, the Company determines if a contract is or contains a lease at inception of the agreement. Operating leases are recognized as ROU assets and the related obligations are recognized as current or noncurrent liabilities on the Company’s consolidated balance sheet. Leases with an initial lease term of one year or less are not recorded on the balance sheet.

ROU assets, which represent the Company’s right to use an underlying asset, and lease liabilities, which represent the Company’s obligation to make lease payments arising from the lease, are recognized based on the present value of the future lease payments over the lease term at the commencement date. The ROU asset also includes any lease payments made at or before the commencement date and any initial direct costs incurred and excludes lease incentives. Certain of the Company’s leases contain renewal and/or termination options. The Company recognizes renewal or termination options as part of its ROU assets and lease liabilities when the Company has the unilateral right to renew or terminate and it is reasonably certain these options will be exercised. The Company determines the present value of lease payments based on the implicit rate, which may be explicitly stated in the lease if available or the Company’s estimated collateralized incremental borrowing rate based on the term of the lease. For operating leases, lease expense is recognized on a straight-line basis over the lease term.

Some leases could require the Company to pay non-lease components, which may include taxes, maintenance, insurance and certain other expenses applicable to the leased property, and are primarily considered variable costs. When applicable, such costs are expensed as incurred.

For additional information regarding the Company’s accounting for lease arrangements, see Note 9, “Commitments and Contingencies.”

In August 2018, the Financial Accounting Standards Board issued additional guidance in connection with accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The updated guidance is effective for fiscal years beginning after December 15, 2019. The Company is in the process of conducting its analysis, but currently believes the effect of the adoption of this new pronouncement is not expected to be material to the Company’s financial statements.

3.	SEGMENT INFORMATION AND GEOGRAPHIC DATA

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making operating decisions and assessing performance as the source of the Company’s operating and reportable segments.

The Company manages its business through two operating and reportable segments based on its distribution channels to sell its product lines, loose jewels and finished jewelry: its “Online Channels” segment, which consists of e-commerce outlets including charlesandcolvard.com, third-party online marketplaces, drop-ship retail, and other pure-play, exclusively e-commerce outlets; and its “Traditional” segment, which consists of wholesale and retail customers. The accounting policies of the Online Channels segment and Traditional segment are the same as those described in Note 2, “Basis of Presentation and Significant Accounting Policies” of this Quarterly Report on Form 10-Q and in the Notes to the Consolidated Financial Statements in the 2019 Annual Report.

The Company evaluates the financial performance of its segments based on net sales; product line gross profit, or the excess of product line sales over product line cost of goods sold; and operating income. The Company’s product line cost of goods sold is defined as product cost of goods sold, excluding non-capitalized expenses from the Company’s manufacturing and production control departments, comprising personnel costs, depreciation, leases, utilities, and corporate overhead allocations; freight out; inventory valuation allowance adjustments; and other inventory adjustments, comprising costs of quality issues, damaged goods, and inventory write-downs.

The Company allocates certain general and administrative expenses between its Online Channels segment and its Traditional segment based on net sales and number of employees to arrive at segment operating income. Unallocated expenses remain in its Traditional segment.

Summary financial information by reportable segment is as follows:

	Three Months Ended September 30, 2019
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$2,977,348	$880,647	$3,857,995
Loose jewels	728,282	3,022,144	3,750,426
Total	$3,705,630	$3,902,791	$7,608,421

Product line cost of goods sold
Finished jewelry	$1,212,873	$490,037	$1,702,910
Loose jewels	265,194	1,534,258	1,799,452
Total	$1,478,067	$2,024,295	$3,502,362

Product line gross profit
Finished jewelry	$1,764,475	$390,610	$2,155,085
Loose jewels	463,088	1,487,886	1,950,974
Total	$2,227,563	$1,878,496	$4,106,059

Operating income	$45,665	$107,040	$152,705

Depreciation and amortization	$49,250	$75,387	$124,637

Capital expenditures	$73,725	$37,592	$111,317

	Three Months Ended September 30, 2018
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$2,115,940	$438,697	$2,554,637
Loose Jewels	967,160	3,072,909	4,040,069
Total	$3,083,100	$3,511,606	6,594,706

Product line cost of goods sold
Finished jewelry	$833,389	$222,649	$1,056,038
Loose jewels	488,285	1,560,480	2,048,765
Total	$1,321,674	$1,783,129	$3,104,803

Product line gross profit
Finished jewelry	$1,282,551	$216,048	$1,498,599
Loose jewels	478,875	1,512,429	1,991,304
Total	$1,761,426	$1,728,477	$3,489,903

Operating income	$83,747	$31,311	$115,058

Depreciation and amortization	$28,076	$80,140	$108,216

Capital expenditures	$1,250	$162,849	$164,099

The Company does not allocate any assets to the reportable segments, and, therefore, no asset information is reported to the chief operating decision maker or disclosed in the financial information for each segment.

A reconciliation of the Company’s product line cost of goods sold to cost of goods sold as reported in the condensed consolidated financial statements is as follows:

	Three Months Ended September 30,
	2019	2018
Product line cost of goods sold	$3,502,362	$3,104,803
Non-capitalized manufacturing and production control expenses	389,877	346,604
Freight out	131,119	99,119
Inventory valuation allowances	23,000	49,000
Other inventory adjustments	(169,734)	14,222
Cost of goods sold	$3,876,624	$3,613,748

The Company recognizes sales by geographic area based on the country in which the customer is based. Sales to international end consumers made through the Company’s transactional website, charlesandcolvard.com, are included in international sales for financial reporting purposes. During periods prior to the quarter ended December 31, 2018, sales to international end consumers made through charlesandcolvard.com were included in U.S. sales because during those prior periods products were shipped and invoiced to a U.S.-based intermediary that assumed all international shipping and credit risks. Currently, sales to international end consumers are made directly by the Company’s own transactional website. A portion of the Company’s Traditional segment sales made to international wholesale distributors represents products sold internationally that may be re-imported to U.S. retailers. All intangible assets, as well as property and equipment, as of September 30, 2019 and June 30, 2019, are held and located in the United States.

The following presents net sales data by geographic area:

	Three Months Ended September 30,
	2019	2018
Net sales:
United States	$6,763,876	$5,822,870
International	844,545	771,836
Total	$7,608,421	$6,594,706

4.	FAIR VALUE MEASUREMENTS

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

Assets that are measured at fair value on a non-recurring basis include property and equipment, leasehold improvements, and intangible assets comprising patents, license rights, and trademarks. These items are recognized at fair value when they are considered to be impaired. For the three months ended September 30, 2019 and 2018, no impairment was recorded.

5.	INVENTORIES

The Company’s total inventories, net of reserves, consisted of the following as of the dates presented:

	September 30, 2019	June 30, 2019
Raw materials	$4,351,565	$4,450,478
Work-in-process	12,266,806	10,871,823
Finished goods	18,639,550	18,557,224
Finished goods on consignment	2,963,009	2,086,084
Supplies inventory	128,645	129,111
Less: inventory reserves	(2,384,000)	(2,361,000)
Total	$35,965,575	$33,733,720

Short-term portion	$11,787,226	$11,909,792
Long-term portion	24,178,349	21,823,928
Total	$35,965,575	$33,733,720

The Company’s work-in-process inventories include raw SiC crystals on which processing costs, such as labor and sawing, have been incurred; and components, such as metal castings and finished good moissanite jewels, that have been issued to jobs in the manufacture of finished jewelry. The Company’s moissanite jewel manufacturing process involves the production of intermediary shapes, called “preforms,” that vary depending upon the expected size and shape of the finished jewel. To maximize manufacturing efficiencies, preforms may be made in advance of current finished inventory needs but remain in work-in-process inventories. As of September 30, 2019 and June 30, 2019, work-in-process inventories issued to active production jobs approximated $1.95 million and $1.23 million, respectively.

The Company’s jewels do not degrade in quality over time and inventory generally consists of the shapes and sizes most commonly used in the jewelry industry. In addition, the majority of jewel inventory is not mounted in finished jewelry settings and is therefore not subject to fashion trends, and product obsolescence is closely monitored and reviewed by management as of and for each financial reporting period.

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

The Company’s total inventories, net of reserves, consisted of the following as of the dates presented:

	September 30, 2019	June 30, 2019
Finished jewelry:
Raw materials	$772,119	$643,797
Work-in-process	1,089,875	487,680
Finished goods	6,810,280	6,332,533
Finished goods on consignment	2,700,443	1,867,549
Total finished jewelry	$11,372,717	$9,331,559
Loose jewels:
Raw materials	$3,579,446	$3,806,681
Work-in-process	11,176,931	10,384,143
Finished goods	9,459,270	9,878,691
Finished goods on consignment	248,566	203,535
Total loose jewels	24,464,213	24,273,050
Total supplies inventory	128,645	129,111
Total inventory	$35,965,575	$33,733,720

Total net finished jewelry inventories at September 30, 2019 and June 30, 2019, including inventory on consignment net of reserves and finished jewelry featuring moissanite manufactured by the Company, were $11.37 million and $9.33 million, respectively. Total net loose jewel inventories at September 30, 2019 and June 30, 2019, including inventory on consignment net of reserves, were $24.46 million and $24.27 million, respectively.

As of September 30, 2019 and June 30, 2019, management established an obsolescence reserve of $1.82 million and $1.79 million, respectively. Typically, in the jewelry industry, slow-moving or discontinued lines are sold as closeouts or liquidated in sales channels. Regularly, management reviews the legacy loose jewel inventory for any lower of cost or net realizable value and obsolescence issues. Accordingly, as of September 30, 2019 and June 30, 2019, management identified certain finished jewelry that was obsolete due to damage and other factors that indicate the finished jewelry is unsaleable, and established an obsolescence reserve of $67,000 and $19,000, respectively, for the carrying costs in excess of any estimated scrap values. Likewise, with respect to the Company’s loose jewels inventory, based on current period demand, and ongoing feedback from distribution customers on the value of some of these goods, management identified some of the remaining inventory of these lower quality goods that could not be sold at its current carrying value. Accordingly, during the three months ended September 30, 2019, based on quantity and volume changes, the Company maintained a lower of cost or net realizable value reserve on this remaining inventory of approximately $1.75 million as of September 30, 2019 from $1.77 million as of June 30, 2019.

As of September 30, 2019 and June 30, 2019 management established a rework reserve for recut and repairs of loose jewel inventories of $418,000 and $460,000, respectively.

As of September 30, 2019 and June 30, 2019 management established a shrinkage reserve of $144,000 and $112,000, respectively. The finished jewelry inventories at September 30, 2019 and June 30, 2019 include shrinkage reserves of $108,000 and $105,000, respectively. The loose jewel inventories at September 30, 2019 and June 30, 2019 include shrinkage reserves of $36,000 and $7,000, respectively.

Periodically, the Company ships finished goods inventory to certain Traditional segment customers on consignment terms. Under these terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. Included in the total shrinkage reserve is the shrinkage reserve for finished goods on consignment of $14,000 and $15,000 as of September 30, 2019 and June 30, 2019, respectively, to allow for certain finished jewelry and loose jewels on consignment with certain Traditional segment customers that may not be returned or may be returned in a condition that does not meet the Company’s current grading or quality standards. Finished jewelry inventories on consignment at September 30, 2019 and June 30, 2019 include shrinkage reserves of $12,000 and $14,000, respectively. The loose jewel inventories on consignment at September 30, 2019 and June 30, 2019 include shrinkage reserves of $2,000 and $1,000, respectively.

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

In connection with its revenue recognition accounting policy, the Company provides for a returns asset account and a refund liabilities account to record the effects of its estimated product returns and sales returns allowance. The Company’s returns asset and refund liabilities are updated at the end of each financial reporting period and the effect of such changes are accounted for in the period in which such changes occur.

The Company estimates anticipated product returns in the form of a refund liability based on historical return percentages and current period sales levels. The Company also accrues a related returns asset for goods expected to be returned in salable condition, less any expected costs to recover such goods, including return shipping costs that the Company may incur. As of September 30, 2019 and June 30, 2019, the Company’s refund liabilities balances were $715,000 and $746,000, respectively, and are included as allowances for sales returns within accounts receivable, net, in the accompanying condensed consolidated balance sheets. As of September 30, 2019 and June 30, 2019, the Company’s returns asset balances were $308,000 and $279,000, respectively, and are included within prepaid expenses and other assets in the accompanying condensed consolidated balance sheets.

7.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities, current, consist of the following as of the dates presented:

	September 30, 2019	June 30, 2019
Accrued compensation and related benefits	$511,484	$760,324
Accrued sales tax	190,933	286,864
Deferred rent	-	156,306
Accrued cooperative advertising	166,821	73,033
Other	56,880	49,081
Total accrued expenses and other liabilities	$926,118	$1,325,608

8.	INCOME TAXES

As of June 30, 2018, the Company recognized its expected underlying tax benefit relating to the realization of the recoverable portion of its alternative minimum tax (“AMT”)-related deferred tax credit carryforwards, net of an expected sequestration reduction. However, on January 14, 2019, the Internal Revenue Service (the “IRS”) announced that refund payments and refund offset transactions due to refundable minimum tax credits associated with the repeal of corporate AMT as part of the Tax Cuts and Jobs Act enacted in December 2017 (the “Tax Act”) would not be subject to sequestration. Accordingly, following the IRS’s announcement that AMT credit refunds would not be subject to the government sequestration amount, in January 2019 the Company recognized the additional available underlying tax benefit and recorded the sequestered portion of its AMT credit refund in the amount of approximately $23,000. The Company recorded this additional AMT credit refund as a receivable and such amount is included in other long-term assets in the accompanying condensed consolidated balance sheets.

The Company recognized an income tax net expense for estimated tax, penalties, and interest associated with uncertain tax positions of approximately $6,000 and $5,000 for the three months ended September 30, 2019 and 2018, respectively.

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. As of September 30, 2019 and June 30, 2019, management determined that sufficient negative evidence continued to exist to conclude it was uncertain that the Company would have sufficient future taxable income to utilize its deferred tax assets. Therefore, as set forth above, the Company continued to maintain a full valuation allowance against its deferred tax assets as of September 30, 2019 and June 30, 2019.

9.	COMMITMENTS AND CONTINGENCIES

Lease Arrangements

On December 9, 2013, the Company entered into a Lease Agreement, as amended on December 23, 2013 and April 15, 2014 (the “Lease Agreement”), for its corporate headquarters, which occupies approximately 36,350 square feet of office, storage and light manufacturing space and is classified as an operating lease for financial reporting purposes. The base term of the Lease Agreement expires on October 31, 2022 and the terms of the Lease Agreement contain no early termination provisions. Provided there is no outstanding uncured event of default under the Lease Agreement, the Company has two options to extend the lease term for a period of five years under each option. The Company’s option to extend the term of the Lease Agreement must be exercised in writing on or before 270 days prior to expiration of the then-current term. If the options are exercised, the monthly minimum rent for each of the extended terms will be adjusted to the then prevailing fair market rate.

The Company took possession of the leased property on May 23, 2014, once certain improvements to the leased space were completed and did not have access to the property before this date. These improvements and other lease related incentives offered by the landlord totaled approximately $623,000, of which approximately $393,000 was unamortized as of July 1, 2019, the effective date upon which the Company adopted the new lease accounting standard as described in more detail in Note 2, “Basis of Presentation and Significant Accounting Policies.”

The Company has no other material operating leases and is not party to leases that would qualify for classification as a finance lease, variable lease or short-term lease.

As of September 30, 2019, the Company’s balance sheet classifications of its leases are as follows:

Operating Leases:
Noncurrent operating lease ROU assets	$883,832

Current operating lease liabilities	$609,988
Noncurrent operating lease liabilities	632,038
Total operating lease liabilities	$1,242,026

The Company’s total operating lease cost for the three months ended September 30, 2019 was approximately $137,000. The Company’s total rent expense for the three month-period ended September 30, 2018 was $134,000.

As of September 30, 2019, the Company’s estimated incremental borrowing rate used and assumed discount rate with respect to operating leases was 7.14% and the remaining operating lease term was 2.08 years.

As of September 30, 2019, the Company’s remaining future payments under operating leases for each fiscal year ending June 30 are as follows:

2020	$469,699
2021	642,997
2022	219,723
Total lease payments	1,332,419
Less: imputed interest	90,393
Present value of lease payments	1,242,026
Less: current lease obligations	609,988
Total long-term lease obligations	$632,038

The Company makes cash payments for amounts included in the measurement of its lease liabilities. During the three months ended September 30, 2019, cash paid for operating leases was approximately $164,000 and there were no new ROU assets obtained in exchange for new operating lease liabilities.

Lease Disclosures for the fiscal year ended June 30, 2019, as reported

The Company recognized rent expense on a straight-line basis, having given consideration to the rent holidays and escalations, the lease signing and moving allowance paid to the Company, and the rent abatement.

The Company’s total rent expense for operating leases was approximately $528,000 for the fiscal year ended June 30, 2019. The Company also had future minimum payments as of June 30, 2019 under its operating leases for each fiscal year ending June 30 that were as follows:

2020	$625,788
2021	642,997
2022	219,723
Total	$1,488,508

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

The Company’s total purchase commitment under the Supply Agreement until June 2023 is approximately $52.95 million, of which approximately $41.49 remains to be purchased as of September 30, 2019. Over the life of the Supply Agreement, as amended, the Company’s future minimum annual purchase commitments of SiC crystals range from approximately $9 million to $12 million each year.

During the three months ended September 30, 2019, the Company purchased approximately $2.49 million of SiC crystals from Cree pursuant to the terms of the Supply Agreement, as amended. During the three months ended September 30, 2018, the Company purchased approximately $2.11 million of SiC crystals from Cree.

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

Advances under the White Oak Credit Facility may be either revolving or non-revolving. During the first year of the term of the White Oak Credit Facility, revolving advances accrued interest at a rate equal to one-month LIBOR (reset monthly, and subject to a 1.25% floor) plus 3.75%, and non-revolving advances accrued interest at such LIBOR rate plus 4.75%. Thereafter, the interest margins will reduce upon the Company’s achievement of a specified fixed charge coverage ratio. However, advances are in all cases subject to a minimum interest rate of 5.50%. Interest is calculated on an actual/360 basis and payable monthly in arrears. Principal outstanding during an event of default accrues interest at a rate 2% in excess of the rate otherwise applicable.

As of September 30, 2019, the Company had not borrowed against the White Oak Credit Facility.

11.	SHAREHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

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

On June 11, 2019, the Company completed an underwritten public offering of 6,250,000 newly issued shares of common stock, at a price to the public of $1.60 per share, pursuant to its effective shelf registration statement on Form S-3. Net proceeds from the offering were approximately $9.06 million, net of the underwriting discount and fees and expenses in the amount of approximately $941,000. Pursuant to the terms of the underwriting agreement entered in connection with this offering, the underwriters were granted a 30-day option to buy up to an additional 937,500 shares of the Company’s common stock to cover over-allotments. Pursuant to the partial exercise of the underwriters’ over-allotment option, on July 3, 2019, the Company issued an additional 630,500 shares of its common stock at a price of $1.60 per share for net proceeds of approximately $932,000, net of the underwriting discount and fees and expenses of approximately $76,000. After giving effect to the partial exercise of the over-allotment option, the Company sold an aggregate of 6,880,500 shares of its common stock at a price of $1.60 per share with total gross proceeds of approximately $11.01 million, before deducting the total underwriting discount and fees and expenses of approximately $1.02 million.

Stock-Based Compensation

The following table summarizes the components of the Company’s stock-based compensation included in net income for the periods presented:

	Three Months Ended September 30,
	2019	2018
Employee stock options	$63,876	$58,172
Restricted stock awards	148,504	13,004
Totals	$212,380	$71,176

No stock-based compensation was capitalized as a cost of inventory during the three months ended September 30, 2019 or 2018.

Stock Options – The following is a summary of the stock option activity for the three months ended September 30, 2019:

	Shares	Weighted Average Exercise Price
Outstanding, June 30, 2019	2,523,638	$1.41
Granted	70,000	$1.33
Expired	(15,600)	$0.46
Outstanding, September 30, 2019	2,578,038	$1.41

The total fair value of stock options that vested during the three months ended September 30, 2019 was approximately $26,132.

The following table summarizes information about stock options outstanding at September 30, 2019:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Balance as of 9/30/2019	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 9/30/2019	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 9/30/2019	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
2,578,038	6.82	$1.41	2,081,763	6.35	$1.49	2,497,408	6.75	$1.42

As of September 30, 2019, the unrecognized stock-based compensation expense related to unvested stock options was approximately $146,000, which is expected to be recognized over a weighted average period of approximately 23 months.

The aggregate intrinsic value of stock options outstanding, exercisable, and vested or expected to vest at September 30, 2019 was approximately $1.09 million. This amount is before applicable income taxes and represents the closing market price of the Company’s common stock at June 30, 2019 less the grant price, multiplied by the number of stock options that had a grant price that is less than the closing market price. This amount represents the amount that would have been received by the optionees had these stock options been exercised on that date. No stock options were exercised during the three months ended September 30, 2019. During the three months ended September 30, 2018, the aggregate intrinsic value of stock options exercised was approximately $300.

Restricted Stock – The following is a summary of the restricted stock activity for the three months ended September 30, 2019:

	Shares	Weighted Average Grant Date Fair Value
Unvested, June 30, 2019	129,500	$1.07
Granted	325,000	$1.57
Vested	(128,341)	$1.07
Canceled	(1,159)	$1.07
Unvested, September 30, 2019	325,000	$1.57

The unvested restricted shares as of September 30, 2019 are all performance-based restricted shares that are scheduled to vest, subject to achievement of the underlying performance goals, in July 2020. As of September 30, 2019, the estimated unrecognized stock-based compensation expense related to unvested restricted shares subject to achievement of performance goals was approximately $420,000, all of which is expected to be recognized over a weighted average period of approximately nine months.

Dividends – The Company has paid no cash dividends during the current fiscal year through September 30, 2019.

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

The following table reconciles the differences between the basic and diluted net income per share presentations:

	Three Months Ended September 30,
	2019	2018
Numerator:
Net income	$207,319	$109,903

Denominator:
Weighted average common shares outstanding:
Basic	28,563,688	21,454,977
Effect of dilutive securities	659,248	203,539
Diluted	29,222,936	21,658,516

Net income per common share:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

For the three months ended September 30, 2019 and 2018, stock options to purchase approximately 1.99 and 2.23 million shares, respectively, were excluded from the computation of diluted net income per common share because the exercise price of the stock options was greater than the average market price of the common shares.

13.	MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and restricted cash and trade accounts receivable. At times, cash balances may exceed the Federal Deposit Insurance Corporation (the “FDIC”) insurable limits of $250,000 per depositor at each financial institution. The Company has never experienced any losses related to these balances. There were no non-interest-bearing amounts on deposit in excess of FDIC insurable limits at September 30, 2019. Interest-bearing amounts on deposit in excess of FDIC insurable limits at September 30, 2019 approximated $11.87 million.

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

At times, a portion of the Company’s accounts receivable will be due from customers that have individual balances of 10% or more of the Company’s total gross accounts receivable. The following is a summary of customers that represent 10% or more of total gross accounts receivable as of the dates presented:

	September 30, 2019	June 30, 2019
Customer A	20%	25%
Customer B	19%	13%
Customer C	* %	15%

* Customer C did not have individual balances that represented 10% or more of total gross accounts receivable as of September 30, 2019.

A significant portion of sales is derived from certain customer relationships. The following is a summary of customers that represent 10% or more of total net sales for the periods presented:

	Three Months Ended September 30,
	2019	2018
Customer A	13%	14%
Customer B	14%	** %
Customer D	* %	10%

* Customer D did not have net sales that represented 10% or more of total net sales for the three months ended September 30, 2019.
** Customer B did not have net sales that represented 10% or more of total net sales for the three months ended September 30, 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future. You should be aware that although the forward-looking statements included herein represent management’s current judgment and expectations, our actual results may differ materially from those projected, stated, or implied in these forward-looking statements as a result of many factors including, but not limited to, the following:

•	Our future financial performance depends upon increased consumer acceptance, growth of sales of our products, and operational execution of our strategic initiatives.
•	The execution of our business plans could significantly impact our liquidity.
•	We face intense competition in the worldwide gemstone and jewelry industry.
•	The financial difficulties or insolvency of one or more of our major customers or their lack of willingness and ability to market our products could adversely affect results.
•	Our business and our results of operations could be materially adversely affected as a result of our inability to fulfill orders on a timely basis.
•	We are currently dependent on a limited number of distributor and retail partners in our Traditional segment for the sale of our products.
•	Our business and our results of operations could be materially adversely affected as a result of general economic and market conditions.
•	We are subject to certain risks due to our international operations, distribution channels and vendors.
•
We depend on an exclusive supply agreement, or the Supply Agreement, with Cree, Inc., or Cree, for substantially all of our silicon carbide, or SiC, crystals, the raw materials we use to produce moissanite jewels; if our supply of high-quality SiC crystals is interrupted, our business may be materially harmed.

•	We rely on assumptions, estimates, and data to calculate certain of our key metrics and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.
•	Our failure to maintain compliance with The Nasdaq Stock Market’s continued listing requirements could result in the delisting of our common stock.
•	We may experience quality control challenges from time to time that can result in lost revenue and harm to our brands and reputation.
•	Seasonality of our business may adversely affect our net sales and operating income.
•	Our operations could be disrupted by natural disasters.
•	Sales of moissanite jewelry could be dependent upon the pricing of precious metals, which is beyond our control.
•	Our current customers may potentially perceive us as a competitor in the finished jewelry business.
•	If the e-commerce opportunity changes dramatically or if e-commerce technology or providers change their models, our results of operations may be adversely affected.
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

The following discussion is designed to provide a better understanding of our unaudited condensed consolidated financial statements, including a brief discussion of our business and products, key factors that impacted our performance, and a summary of our operating results. This information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, or the 2019 Annual Report. Historical results and percentage relationships related to any amounts in the condensed consolidated financial statements are not necessarily indicative of trends in operating results for future periods.

Overview

Our Mission

At Charles & Colvard, Ltd., we believe luxury can be both beautiful and conscientious. With innovative technology and sustainable practices, our goal is to lead a revolution in the jewelry industry – delivering a brilliant product at extraordinary value balanced with environmental and social responsibility.

About Charles & Colvard

Charles & Colvard, Ltd., a North Carolina corporation founded in 1995 (which may be referred to as Charles & Colvard, we, us, or our), manufactures, markets and distributes Charles & Colvard Created Moissanite® (which we refer to as moissanite or moissanite jewels) and finished jewelry featuring our proprietary moissanite gemstone for sale in the worldwide jewelry market. Our unique differentiator, moissanite – The World’s Most Brilliant Gem® – is core to our ambition to create a movement around beautiful, environmentally and socially responsible fine jewelry and fashion jewelry. Charles & Colvard is the originator of lab-created moissanite, and we believe that we are leading the way in delivering the premium moissanite brand through technological advances in gemstone manufacturing, cutting, polishing, and setting. By coupling what we believe to be unprecedented gemstones with responsibly-sourced precious metals, we are delivering a uniquely-positioned product line for the conscientious consumer.

Our strategy is to build a globally revered brand of gemstones and finished jewelry that appeals to a wide consumer audience and leverages our advantage of being the original and leading worldwide source of moissanite. We believe a direct relationship with consumers is important to this strategy, which entails delivering tailored educational content, engaging in dialogue with our audience, and positioning our brand to meet the demands of today’s discerning consumer. In June 2019, we successfully completed an underwritten public offering of 6,250,000 shares of our common stock, which, together with the partial exercise of the underwriters’ over-allotment option for an additional 630,500 shares in July 2019, resulted in total gross proceeds of approximately $11.01 million, before deducting the underwriting discount and fees and expenses of approximately $1.02 million. The timing of this financing event is critical given the growing worldwide acceptance of lab-created gemstones with emerging generations of consumers. These proceeds, which we intend to use for marketing and for general corporate and working capital purposes, will enable us to focus efforts on expanding the Charles & Colvard global brand awareness with our target consumer and further develop our global omni-channel sales strategy with a primary focus on top line growth.

The Year Ahead

Our focus for the fiscal year ending June 30, 2020, or Fiscal 2020, is centered on the expansion of Charles & Colvard’s brand on a global scale. As lab-created gemstones are being embraced by emerging generations, we believe our ability to establish moissanite and the Charles & Colvard brand directly with consumers is key to our future success and ability to fuel our growth. We will execute on our key strategies with a continued commitment to spending judiciously and generating sustainable earnings improvement.

As we head into Fiscal 2020, we are highly focused on increasing the reach of our brand – both domestically and internationally – and we plan to expand our digital marketing initiatives on a global scale. Over the past two years, we have been directing our digital advertising spend to convert consumers whom we believed were already familiar with the Charles & Colvard brand or to customers for whom we had evidence were searching for the term moissanite. Therefore, in order to garner the attention of consumers not yet familiar with our brand but interested in the ethical appeal of lab-created gemstones or a value-priced bridal option that competes well with diamond, we believe that we need to invest more resources and pay more attention to the new and hopefully soon-to-be-converted Charles & Colvard customer. We believe that work is done through awareness strategies such as mobile social ads, influencer marketing programs, and strategic paid media placements.

As we head into Fiscal 2020 and immediately into the calendar year-end holiday season, our timing is critical to drive awareness and proliferate our brand. With the financial resources of our recent capital raise, we believe that we will now have the ability to expand our domestic footprint while building a digital presence in emerging international regions.

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

•
International Sales Reach. We intend to balance our omni-channel sales strategy with regional-specific marketing programs, online channels growth initiatives, and relationships with select retail and distribution partners. We believe that expanded product offerings will ensure a variety of goods to meet the demands of today’s discerning consumers. We also plan to deploy distribution channels, marketing programs, and geographically-aligned curations to attract consumers and drive regional sales. Additionally, we expect cross-border trade promotions to remain a key strategy that we believe will drive global customers to Charles & Colvard’s corporate transactional site where we can offer the most comprehensive and brand-immersive experience.

•
Product Evolution. We believe being responsive to customer preferences has played a pivotal role in the rise of our Online Channels segment as the high-growth component of our business. We employ what we believe to be an agile product development philosophy that ensures a swift and fluid stream of new finished jewelry and gemstones that are responsive to customer demand. As we expand our reach to international locations – and as our Millennial and Gen-Z audiences mature – we plan to listen intently to market demand, measure carefully the costs and opportunities for our business, and strive to deliver the products that are responsive to our audiences’ choices.

•
Enhanced Customer Experience. We plan to evolve our technology platform and services to support a continually-enhanced customer experience. We intend to use analytics to make data-driven decisions that offer deeper personalization and more immersive shopping experiences. We plan to drive customer engagement, encourage repeat buyers, and grow our customer loyalty program, all of which we believe will support our ability to deliver an exemplary worldwide customer service experience.

•
Corporate Social Responsibility. We believe that we have the responsibility to be a good corporate citizen, and in practice, to have a business model that helps us be socially accountable to our stakeholders. During the fiscal year ended June 30, 2019, or Fiscal 2019, we elevated our use of recycled precious metals in approximately 95% of all the finished jewelry we sourced. Going forward, we are working toward utilizing only recycled precious metals in our production lines. We also plan to carefully measure the environmental impact of our business operations with a goal toward improving our overall environmental footprint. We also want to positively impact the communities where we work and live – which we intend to continue supporting through philanthropic programs that advocate positive social change. We plan to create a higher level of transparency regarding these corporate social responsibility practices so that our customers and stakeholders will be able to track our efforts and hold us accountable to be an even better corporate citizen.

Fiscal 2020 – First Quarter Highlights

In the three months ended September 30, 2019, we began activating funds raised in our June 2019 underwritten public offering with the intent of expanding our brand’s awareness with consumers. We are investing these funds toward what we call top-of-funnel digital marketing strategies such as social media advertising campaigns, programmatic media programs, and influencer marketing engagements. Through these digital marketing channels, we believe that we will accelerate the momentum in our Online Channels segment by engaging new targeted consumers that are not yet familiar with our brand. We believe as these new consumers embark on their customer journey with Charles & Colvard, there will be a natural time lag between their first exposure with our brand and conversion to a purchasing customer. Accordingly, we believe these initial investments during the first quarter of Fiscal 2020 will begin to be realized during the fiscal quarter ending December 31, 2019 and particularly during the upcoming calendar year-end holiday season. In addition to our expanding digital marketing efforts, we also delivered new product offerings in preparation for the year-end holiday season including precious metal options such as platinum and tantalum – a scratch-resistant metal used in jewelry that will not tarnish and is also hypoallergenic – along with new shapes and cuts of moissanite gemstones and new lines of colored gemstones, such as lab-created sapphires and rubies. Finally, in our Traditional segment, we expanded our in-store footprint with a key brick-and-mortar retail strategic partner and bolstered our distribution network with calendar year-end holiday-ready product availability.

Our own e-commerce website, charlesandcolvard.com, delivered a 31% revenue increase over the year-ago quarter and has grown to represent more than 50% of all Online Channels segment sales. In addition, our marketplaces business continued to see significant growth in its net sales volume above the year-ago quarter. Combined with the remaining Online Channels segment customers, our Online Channels segment net sales grew 20% compared with the comparable quarter of Fiscal 2019. Online Channels represented 49% of all revenue in the first quarter of Fiscal 2020. Finished jewelry sales represented more than half of our total sales in the first quarter of Fiscal 2020, growing 51% over the year-ago quarter.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which we prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities. “Critical accounting policies and estimates” are defined as those most important to the financial statement presentation and that require the most difficult, subjective, or complex judgments. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Under different assumptions and/or conditions, actual results of operations may materially differ. We have disclosed our critical accounting policies and estimates in our 2019 Annual Report, and that disclosure should be read in conjunction with this Quarterly Report on Form 10-Q. Except as set forth below, there have been no significant changes in our critical accounting policies and estimates during the first quarter of Fiscal 2020.

For a discussion regarding our adoption of the new lease accounting standard, see Note 2 to our condensed consolidated financial statements in Item 1, “Financial Statements”, of this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth certain consolidated statements of operations data for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018
Net sales	$7,608,421	$6,594,706
Costs and expenses:
Cost of goods sold	3,876,624	3,613,748
Sales and marketing	2,229,591	1,641,125
General and administrative	1,349,501	1,224,775
Total costs and expenses	7,455,716	6,479,648
Income from operations	152,705	115,058
Other income (expense):
Interest income	61,379	-
Interest expense	(142)	(346)
Loss on foreign currency exchange	(538)	(29)
Other expense	-	(13)
Total other income (expense), net	60,699	(388)
Income before income taxes	213,404	114,670
Income tax expense	(6,085)	(4,767)
Net income	$207,319	$109,903

Consolidated Net Sales

Consolidated net sales for the three months ended September 30, 2019 and 2018 comprise the following:

	Three Months Ended September 30,		Change
	2019	2018	Dollars	Percent
Finished jewelry	$3,857,995	$2,554,637	$1,303,358	51%
Loose jewels	3,750,426	4,040,069	(289,643)	-7%
Total consolidated net sales	$7,608,421	$6,594,706	$1,013,715	15%

Consolidated net sales were $7.61 million for the three months ended September 30, 2019 compared to $6.59 million for the three months ended September 30, 2018, an increase of approximately $1.01 million, or 15%. The increase in consolidated net sales for the three months ended September 30, 2019 was due primarily to increased consumer awareness and strong demand for our moissanite gemstones and jewelry resulting in higher finished jewelry product net sales and contributed to strong loose jewel net sales during the three months ended September 30, 2019 in our Online Channels.

Sales of finished jewelry represented 51% of total consolidated net sales for the three months ended September 30, 2019, compared to 39% of total consolidated net sales for the corresponding period of the prior year. For the three months ended September 30, 2019, finished jewelry sales were $3.86 million compared to $2.55 million for the corresponding period of the prior year, an increase of approximately $1.30 million, or 51%. This increase in finished jewelry sales was due primarily to higher finished jewelry sales of Forever One™ and Moissanite by Charles & Colvard® in our Online Channels segment as well as in our Traditional segment.

Sales of loose jewels represented 49% of total consolidated net sales for the three months ended September 30, 2019, compared to 61% of total consolidated net sales for the corresponding period of the prior year. For the three months ended September 30, 2019, loose jewel sales were $3.75 million compared to $4.04 million for the corresponding period of the prior year, a decrease of approximately $290,000, or 7%. The decrease for the three months ended September 30, 2019 was primarily due to lower levels of loose jewel sales in our Online Channels segment and principally through the international distribution network in our Traditional segment.

U.S. net sales accounted for approximately 89% of total consolidated net sales for the three-month period ended September 30, 2019, compared with 88% for the three-month period ended September 30, 2018. U.S. net sales increased to $6.76 million, or 16%, in the three months ended September 30, 2019 compared to $5.82 million in the comparable quarter of 2018 as a result of increased sales to U.S. customers in both our Online Channels segment and Traditional segment.

Our largest U.S. customer during the three months ended September 30, 2019 accounted for 14% of total consolidated net sales. Our second largest U.S. customer during the three-month period ended September 30, 2019 accounted for 13% of total consolidated net sales. This same customer was our largest U.S. customer during the three months ended September 30, 2018 and accounted for 14% of total consolidated net sales during the period then ended. Our second largest U.S. customer during the three months ended September 30, 2018 accounted for 10% of total consolidated net sales during the period then ended. Other than our U.S. customers noted above during the three-month periods ended September 30, 2019 and 2018, we had no other customers with sales that represented 10% or more of total consolidated net sales for the periods then ended. We expect that we, along with our customers, will remain dependent on our ability to maintain and enhance our customer-related programs. A change in or loss of any of these customer or retailer relationships could have a material adverse effect on our results of operations.

International net sales accounted for approximately 11% of total consolidated net sales for the three-month period ended September 30, 2019, compared with 12% for the three months ended September 30, 2018. As a percentage of net sales, international sales decreased during the first quarter of Fiscal 2020 compared to the corresponding quarter of the prior fiscal year as a result of lower demand in our international distributor market, offset by growth in our direct-to-consumer presence internationally. However, our international net sales volume increased to $845,000, or 9%, in the three months ended September 30, 2019 compared to $772,000 in the same quarter of 2018 primarily as a result of ongoing increased demand and increased direct-to-consumer sales from our Online Channels segment in international markets. Based on current levels of demand for loose jewels in these markets and the potential adverse impact of rising tariffs and political unrest in the Hong Kong market, we continue to evaluate these and other potential distributors in these international markets to determine the best long-term partners. Additionally, we anticipate the need to further develop our direct-to-consumer presence, which would require marketing and e-commerce investments to drive expected growth in these regions. As a result, our sales in these markets may continue to fluctuate significantly each reporting period.

We did not have an international customer account for 10% or more of total consolidated sales during the three months ended September 30, 2019 or 2018. A portion of our international consolidated sales represents jewels sold internationally that may be re-imported to U.S. retailers.

Costs and Expenses

Cost of Goods Sold

Our total cost of goods sold for the three months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30,		Change
	2019	2018	Dollars	Percent
Product line cost of goods sold:
Finished jewelry	$1,702,910	$1,056,038	$646,872	61%
Loose jewels	1,799,452	2,048,765	(249,313)	-12%
Total product line cost of goods sold	3,502,362	3,104,803	397,559	13%
Non-product line cost of goods sold	374,262	508,945	(134,683)	-26%
Total cost of goods sold	$3,876,624	$3,613,748	$262,876	7%

Total cost of goods sold was $3.88 million for the three months ended September 30, 2019 compared to $3.61 million for the three months ended September 30, 2018, an increase of approximately $263,000, or 7%. Product line cost of goods sold is defined as product cost of goods sold in each of our Online Channels segment and Traditional segment excluding non-capitalized expenses from our manufacturing and production control departments, comprising personnel costs, depreciation, leases, utilities, and corporate overhead allocations; freight out; inventory valuation allowance adjustments; and other inventory adjustments, comprising costs of quality issues, damaged goods, and inventory write-downs.

The increase in total cost of goods sold for the three months ended September 30, 2019 compared to the same period in 2018 was primarily due to increased sales of finished jewelry during the three months ended September 30, 2019, which reflect higher material and labor costs resulting from increased sales of higher margin finished jewelry. Our finished jewelry products cost more to produce, when compared to cost of goods sold in the same period of 2018 during which period we sold a higher level of loose jewels. The net decrease in non-product line cost of goods sold comprises a favorable $184,000 change in other inventory adjustments principally relating to adverse production standard cost variances during the three months ended September 30, 2018 that were not repeated in the three-month period ended September 30, 2019 and a $26,000 favorable change in inventory valuation allowances primarily related to an increase in obsolescence reserves in the three months ended September 30, 2018. These decreases were offset in part by a $43,000 increase in non-capitalized manufacturing and production control expenses principally due to the timing of when work-in-process is received into inventory and overhead costs are allocated and by an approximate $32,000 increase in freight out during the three months ended September 30, 2019 from increased shipments resulting from Online Channels segment sales growth. For additional disclosure relating to non-product line cost of goods sold, see Note 3 to our condensed consolidated financial statements in Item 1, “Financial Statements”, of this Quarterly Report on Form 10-Q.

Sales and Marketing

Sales and marketing expenses for the three months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30,		Change
	2019	2018	Dollars	Percent
Sales and marketing	$2,229,591	$1,641,125	$588,466	36%

Sales and marketing expenses were $2.23 million for the three months ended September 30, 2019 compared to $1.64 million for the three months ended September 30, 2018, an increase of approximately $588,000, or 36%.

The increase in sales and marketing expenses for the three months ended September 30, 2019 compared to the same period in 2018 was primarily due to a $395,000 increase in advertising and digital marketing expenses reflecting the activation of funds from our underwritten public offering that we are deploying to expand brand awareness; a $62,000 increase in professional services principally comprising consulting services for cybersecurity and merchandising imaging; a $45,000 increase in software-related costs incurred primarily in connection with new software-related agreements associated with upgraded operating systems; a $44,000 increase in compensation expenses; a $25,000 increase in general office-related expenses, which are principally related to higher credit card transaction fees from increased sales levels; and a $22,000 increase in depreciation and amortization relating to capitalized costs associated with the systems upgrade for our transactional website, charlesandcolvard.com. These increases were partially offset by a $5,000 decrease in travel expenses.

The increase in advertising and digital marketing expenses for the three months ended September 30, 2019 compared to the same period in 2018 comprises a $202,000 increase in Internet marketing; a $118,000 increase in cooperative advertising; a $57,000 increase in promotion-related expenses; a $17,000 increase in outside agency fees; and a $1,000 increase in print media expenses.

The increase in compensation expenses for the three months ended September 30, 2019 compared to the same period in 2018 was primarily due to a $32,000 increase in salaries, commissions, and related employee benefits in the aggregate; a $17,000 increase in employee stock-based compensation expense; and a $1,000 increase in bonus expense. These increases were partially offset by a $6,000 decrease in employee-related severance costs.

General and Administrative

General and administrative expenses for the three months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30,		Change
	2019	2018	Dollars	Percent
General and administrative	$1,349,501	$1,224,775	$124,726	10%

General and administrative expenses were $1.35 million for the three months ended September 30, 2019 compared to $1.22 million for the three months ended September 30, 2018, an increase of approximately $125,000, or 10%.

The increase in general and administrative expenses for the three months ended September 30, 2019 compared to the same period in 2018 was primarily due to a $169,000 increase in compensation expenses and a $58,000 increase in professional services. These increases were partially offset by a $28,000 decrease in bad debt expense associated with our allowance for doubtful accounts reserve policy; a $22,000 decrease related to the change in timing of issuing annual meeting and shareholder communications; a $15,000 decrease in business taxes and licenses; a $13,000 decrease in bank charges, which in the prior year quarter included a one-time fee associated with the execution of our $5.00 million asset-based revolving credit facility from White Oak Commercial Finance, LLC, or White Oak; a $9,000 decrease in an employee benefit health and welfare related expense due to the timing of the reconciliation with our provider; a $3,000 decrease in travel expense; a $3,000 decrease in insurance expenses; a $2,000 decrease in depreciation and amortization expense; a $1,000 decrease in equipment-related rental expense; and a $6,000 net decrease in miscellaneous other general and administrative expenses.

The increase in compensation expenses for the three months ended September 30, 2019 compared to the same period in 2018 comprises a $102,000 increase in employee stock-based compensation expense; a $44,000 increase in salaries and related employee benefits in the aggregate; and a $23,000 increase in bonus expense.

Professional services increased for the three months ended September 30, 2019 compared to the same period in 2018 primarily due to a $51,000 increase in accounting and tax services related to higher annual audit and tax fees, as well as fees associated with domestic and international tax consulting services; a $36,000 increase in legal fees resulting from non-capitalized fees incurred in connection with our underwritten public offering and corporate governance matters; and a $5,000 increase in investor relations fees. These increases were partially offset by a $34,000 decrease in consulting and other professional services.

Loss on Foreign Currency Exchange

Loss on foreign currency exchange related to foreign sales transacted in functional currencies other than the U.S. dollar for the three months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30,		Change
	2019	2018	Dollars	Percent
Loss on foreign currency exchange	$538	$29	$509	*	%

* Not Meaningful

During the three months ended September 30, 2019 and 2018, we had international sales transactions denominated in other than U.S. dollar currencies that resulted in foreign currency exchange net losses as stated above. The increase in these losses reflects the increased level of international sales during the three months ended September 30, 2019 compared with the same period in the prior year.

Interest Income

Interest income for the three months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended September 30,		Change
	2019	2018	Dollars	Percent
Interest income	$61,379	$-	$61,379	100%

In June 2019, we completed an underwritten public offering of 6,250,000 shares of our common stock, which together with the partial exercise of the underwriters’ overallotment option for an additional 630,500 shares in July 2019, resulted in net proceeds of approximately $9.99 million. The net proceeds from this offering have been deposited into an interest-bearing account with a federally-insured commercial bank. Accordingly, during the three months ended September 30, 2019, we earned interest from cash on deposit in this interest-bearing account. We had no such interest-bearing amounts on deposit during the three months ended September 30, 2018.

Provision for Income Taxes

We recognized income tax net expenses of approximately $6,100 and $4,800 for the three months ended September 30, 2019 and 2018, respectively. Income tax provisions in these periods primarily relate to estimated tax, penalties, and interest associated with uncertain tax positions.

As of each reporting date, management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. Beginning in 2014, management determined that negative evidence outweighed the positive and established a full valuation allowance against our deferred tax assets. We maintained a full valuation allowance as of September 30, 2019 and June 30, 2019.

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of September 30, 2019, our principal sources of liquidity were cash, cash equivalents, and restricted cash totaling $12.60 million, trade accounts receivable, net, of $2.00 million, and net current inventory of $11.79 million, as compared to cash, cash equivalents, and restricted cash totaling $13.01 million, trade accounts receivable, net, of $1.96 million, and net current inventory of $11.91 million as of June 30, 2019. As described more fully below, we also have access to our $5.00 million asset-based revolving credit facility with White Oak, or the White Oak Credit Facility.

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

On June 11, 2019, we completed an underwritten public offering of 6,250,000 newly issued shares of common stock, at a price to the public of $1.60 per share, pursuant to our effective shelf registration statement on Form S-3. Net proceeds from the offering were approximately $9.06 million, net of the underwriting discount and fees and expenses. Pursuant to the terms of the underwriting agreement entered into in connection with this offering, the underwriters were granted a 30-day option to buy up to an additional 937,500 shares of our common stock to cover over-allotments. Pursuant to the partial exercise of the underwriters’ over-allotment option, on July 3, 2019, we issued an additional 630,500 shares of our common stock at a price of $1.60 per share for net proceeds of approximately $0.93 million, net of the underwriting discount and fees and expenses. After giving effect to the partial exercise of the over-allotment option, we sold an aggregate of 6,880,500 shares of our common stock at a price of $1.60 per share with total gross proceeds of approximately $11.01 million, before deducting the underwriting discount and fees and expenses of approximately $1.02 million. We intend to use the aggregate net proceeds of approximately $9.99 million from the offering for marketing and for general corporate and working capital purposes.

During the three months ended September 30, 2019, our working capital decreased by approximately $1.47 million to $21.70 million from $23.17 million at June 30, 2019. As described more fully below, the decrease in working capital at September 30, 2019 is primarily attributable to a decrease in our cash, cash equivalents, and restricted cash resulting from cash used in our operations, an increase in accounts payable, an increase in short-term operating lease liabilities due to the adoption of the new accounting standard, and a decrease in our allocation of inventory from long-term to short-term. These factors were offset partially by an increase in prepaid expenses and other assets, a decrease in accrued expenses and other liabilities and an increase in accounts receivable.

During the three months ended September 30, 2019, approximately $1.22 million of cash was used by our operations. The primary drivers of our use of cash were an increase in inventory of $2.25 million to meet expected requirements for the upcoming calendar year-end holiday season; an increase in prepaid expenses and other assets of $417,000; and a decrease in accrued expenses and other liabilities of $272,000. These factors were offset partially by the favorable effect of net income in the amount of $207,000, an increase in accounts payable of $1.19 million; and a decrease in accounts receivable of $8,000. In addition, the net effect of the changes in combined non-cash items totaling $313,000 also favorably impacted net cash used in operating activities during the three months ended September 30, 2019.

Accounts receivable increased principally due to the increased level of sales during the three months ended September 30, 2019 as compared with the sales during the period leading up to June 30, 2019. We did not offer any extended Traditional segment customer payment terms during the three months ended September 30, 2019; however, we may offer these terms from time to time, which may not immediately increase liquidity as a result of current-period sales. We believe our competitors and other vendors in the wholesale jewelry industry have expanded their use of extended payment terms and, in aggregate, we believe that through our use of extended payment terms, we provide a competitive response in our market and that our net sales have been favorably impacted. We are unable to estimate the impact of this program on our net sales, but if we ceased providing extended payment terms in select instances, we believe we would not be competitive for some Traditional segment customers in the marketplace and that our net sales and profits would likely decrease.

We manufactured approximately $2.89 million in finished jewelry and $3.33 million in loose jewels, which includes the cost of the loose jewels and the purchase of precious metals and labor in connection with jewelry production, during the three months ended September 30, 2019. We expect our purchases of precious metals and labor to increase as we increase our finished jewelry business. In addition, the price of gold has increased significantly over the past decade, resulting in higher retail price points for gold jewelry. Because the market price of gold and other precious metals is beyond our control, the upward price trends could continue and have a negative impact on our operating cash flow as we manufacture finished jewelry.

Historically, our raw material inventories of SiC crystals had been purchased under exclusive supply agreements with a limited number of suppliers. Because the supply agreements restricted the sale of these crystals exclusively to us, the suppliers negotiated minimum purchase commitments with us that, when combined with reduced sales levels during prior periods in which the purchase commitments were in effect, have resulted in levels of inventories that are higher than we might otherwise maintain. As of September 30, 2019 and June 30, 2019, $24.18 million and $21.82 million, respectively, of our inventories were classified as long-term assets. Loose jewel sales and finished jewelry that we manufacture will utilize both the finished goods loose jewels currently on-hand and, as we deplete certain shapes and sizes, our on-hand raw material SiC crystals of $3.58 million and new raw material that we are purchasing pursuant to the Supply Agreement.

Our inventory principally comprises the following two types of materials: (i) new material that has been produced since September 2015 to the present, which is the raw materials for our Forever OneTM and Moissanite by Charles & Colvard® products with colorless and near colorless gemstones, or New Material; and (ii) legacy material that was produced through the period ended August 2015, which is the raw materials for our Forever ClassicTM, Forever Brilliant® and lower grade gemstones, or Legacy Material. Of our total inventory as of September 30, 2019, 81% of the total inventory was New Material, while 19% was Legacy Material, as compared to percentages of total inventory of 79% of New Material and 21% of Legacy Material at June 30, 2019. We are actively selling Legacy Material jewelry through our omni-channel strategy in such outlets as third-party online marketplaces, drop-ship retailers, and pure-play retailers. A more detailed description of our inventories is included in Note 5 to our condensed consolidated financial statements in Item 1, “Financial Statements”, of this Quarterly Report on Form 10-Q.

On December 12, 2014, we entered into the Supply Agreement with Cree. Under the Supply Agreement, subject to certain terms and conditions, we agreed to exclusively purchase from Cree, and Cree agreed to exclusively supply, 100% of our required SiC materials in quarterly installments that must equal or exceed a set minimum order quantity. The initial term of the Supply Agreement was scheduled to expire on June 24, 2018, unless extended by the parties. Effective June 22, 2018, the Supply Agreement was amended to extend the expiration date to June 25, 2023. The Supply Agreement, as amended, also provides for the exclusive production of our premium moissanite product, Forever One™ and to provide us with one option, subject to certain conditions, to unilaterally extend the term of the Supply Agreement for an additional two-year period following the expiration of the initial term. In addition, the Supply Agreement was amended further to establish a process by which Cree may begin producing alternate SiC material based on our specifications that will give us the flexibility to use the materials in a broader variety of our products, as well as to permit us to purchase certain amounts of SiC materials from third parties under limited conditions. Our total purchase commitment under the Supply Agreement, as amended, until June 2023 is approximately $52.9 million, of which approximately $41.49 million remains to be purchased as of September 30, 2019.

During the three months ended September 30, 2019, we purchased approximately $2.49 million of SiC crystals from Cree. Going forward, we expect to use existing cash and cash equivalents and access to other working capital resources, including but not limited to the issuance of equity securities, together with future cash expected to be provided by operating activities and, if necessary, our White Oak Credit Facility, to finance our purchase commitment under the Supply Agreement, as amended.

As of September 30, 2019, we had approximately $102,000 of remaining federal income tax credits that expire between 2020 and 2021 and all of which can be carried forward to offset future income taxes. As of September 30, 2019, we also had a federal tax net operating loss carryforward of approximately $23.39 million expiring between 2030 and 2037, which can be used to offset against future federal taxable income; North Carolina tax net operating loss carryforwards of approximately $20.20 million expiring between 2023 and 2033; and various other state tax net operating loss carryforwards expiring between 2021 and 2034, which can be used to offset against future state taxable income.

On July 13, 2018, we and our wholly-owned subsidiary, charlesandcolvard.com, LLC, collectively referred to as the Borrowers, obtained the $5.00 million asset-based revolving White Oak Credit Facility. The White Oak Credit Facility may be used for general corporate and working capital purposes, including permitted acquisitions. The White Oak Credit Facility, which matures on July 13, 2021, is guaranteed by Charles & Colvard Direct, LLC, another of our wholly-owned subsidiaries. Under the terms of the White Oak Credit Facility, the Borrowers must maintain at least $500,000 in excess borrowing availability at all times. The White Oak Credit Facility contains no other financial covenants.

Advances under the White Oak Credit Facility may be either revolving or non-revolving. During the first year of the term of the White Oak Credit Facility, revolving advances accrued interest at a rate equal to one-month LIBOR (reset monthly, and subject to a 1.25% floor) plus 3.75%, and non-revolving advances accrued interest at such LIBOR rate plus 4.75%. Thereafter, the interest margins will reduce upon our achievement of a specified fixed charge coverage ratio. However, advances are in all cases subject to a minimum interest rate of 5.50%. Interest is calculated on an actual/360 basis and payable monthly in arrears. Principal outstanding during an event of default accrues interest at a rate 2% in excess of the rate otherwise applicable.

As of September 30, 2019, we had not borrowed against the White Oak Credit Facility.

We believe that our existing cash and cash equivalents and access to other working capital resources, including but not limited to the issuance of equity securities, together with future cash expected to be provided by operating activities, will be sufficient to meet our working capital and capital expenditure needs over the next twelve months. Our future capital requirements and the adequacy of available funds will depend on many factors, including our rate of sales growth; the expansion of our sales and marketing activities; the timing and extent of raw materials and labor purchases in connection with loose jewel production to support our moissanite jewels business and precious metals and labor purchases in connection with jewelry production to support our finished jewelry business; the timing of capital expenditures; and the risk factors described in more detail in “Risk Factors” in this Quarterly Report on Form 10-Q and in Part I, Item 1A of our 2019 Annual Report. Currently, we have the White Oak Credit Facility that we believe would mitigate these risks to our cash and liquidity position. Also, we may make investments in, or acquisitions of, complementary businesses, which could also require us to seek additional equity or debt financing.

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

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. During the three months ended September 30, 2019, we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, with the exception of the implementation of updated control procedures in connection with the adoption of the new lease accounting standard as described in Note 2 to our condensed consolidated financial statements in Item 1, “Financial Statements”, of this Quarterly Report on Form 10-Q.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 1A.	Risk Factors

We discuss in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 various risks that may materially affect our business. There have been no material changes to such risks.

Item 6.	Exhibits

The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description

10.1
Charles & Colvard, Ltd. Fiscal 2020 Senior Management Equity Incentive Program, effective July 1, 2019 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on July 11, 2019)

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

101
The following materials from Charles & Colvard, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Changes in Shareholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARLES & COLVARD, LTD.

	By:	/s/ Suzanne Miglucci
November 7, 2019		Suzanne Miglucci
President and Chief Executive Officer

	By:	/s/ Clint J. Pete
November 7, 2019		Clint J. Pete
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)