Form 10-Q
period 2019-12-31
CHARLES & COLVARD LTD
filed 2020-02-07
CIK 1015155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2019

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

As of January 31, 2020, there were 28,981,910 shares of the registrant’s common stock, no par value per share, outstanding.

CHARLES & COLVARD, LTD.

FORM 10-Q
For the Quarterly Period Ended December 31, 2019

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2019 (unaudited)	June 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$12,687,976	$12,465,483
Restricted cash	656,887	541,062
Accounts receivable, net	3,088,083	1,962,471
Inventory, net	10,695,379	11,909,792
Prepaid expenses and other assets	1,388,852	989,559
Total current assets	28,517,177	27,868,367
Long-term assets:
Inventory, net	25,096,555	21,823,928
Property and equipment, net	1,112,612	1,026,098
Intangible assets, net	133,081	97,373
Operating lease right-of-use assets	783,935	-
Other assets	327,879	330,615
Total long-term assets	27,454,062	23,278,014
TOTAL ASSETS	$55,971,239	$51,146,381

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,823,857	$3,372,172
Operating lease liabilities	614,144	-
Accrued expenses and other liabilities	1,515,729	1,325,608
Total current liabilities	6,953,730	4,697,780
Long-term liabilities:
Noncurrent operating lease liabilities	491,952	-
Deferred rent	-	236,745
Accrued income taxes	6,961	6,214
Total long-term liabilities	498,913	242,959
Total liabilities	7,452,643	4,940,739
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, no par value; 50,000,000 shares authorized; 28,981,910 and 28,027,569 shares issued and outstanding at December 31, 2019 and June 30, 2019, respectively	54,342,864	54,342,864
Additional paid-in capital	25,779,732	24,488,147
Accumulated deficit	(31,604,000)	(32,625,369)
Total shareholders’ equity	48,518,596	46,205,642
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$55,971,239	$51,146,381

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Net sales	$10,659,090	$10,139,461	$18,267,511	$16,734,167
Costs and expenses:
Cost of goods sold	5,530,514	5,346,207	9,407,138	8,959,956
Sales and marketing	3,160,965	2,346,893	5,390,556	3,988,017
General and administrative	1,203,686	1,250,181	2,553,187	2,474,956
Research and development	-	1,422	-	1,422
Total costs and expenses	9,895,165	8,944,703	17,530,881	15,424,351
Income from operations	763,925	1,194,758	916,630	1,309,816
Other income (expense):
Interest income	45,379	-	106,758	-
Interest expense	(277)	(352)	(419)	(698)
Loss on foreign currency exchange	(314)	(74)	(853)	(102)
Other expense	-	-	-	(13)
Total other income (expense), net	44,788	(426)	105,486	(813)
Income before income taxes	808,713	1,194,332	1,022,116	1,309,003
Income tax benefit (expense)	5,337	(4,767)	(747)	(9,534)
Net income	$814,050	$1,189,565	$1,021,369	$1,299,469

Net income per common share:
Basic	$0.03	$0.06	$0.04	$0.06
Diluted	0.03	0.05	0.03	0.06

Weighted average number of shares used in computing net income per common share:
Basic	28,656,910	21,468,569	28,610,299	21,461,773
Diluted	29,246,571	21,681,484	29,199,876	21,623,967

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

Six Months Ended December 31, 2019
	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance at June 30, 2019	28,027,569	$54,342,864	$24,488,147	$(32,625,369)	$46,205,642
Issuance of common stock, net of offering costs	630,500	-	932,480	-	932,480
Stock-based compensation	-	-	212,380	-	212,380
Issuance of restricted stock	325,000	-	-	-	-
Retirement of restricted stock	(1,159)	-	-	-	-
Net income	-	-	-	207,319	207,319
Balance at September 30, 2019	28,981,910	$54,342,864	$25,633,007	$(32,418,050)	$47,557,821
Stock-based compensation	-	-	146,725	-	146,725
Net income	-	-	-	814,050	814,050
Balance at December 31, 2019	28,981,910	$54,342,864	$25,779,732	$(31,604,000)	$48,518,596

Six Months Ended December 31, 2018
	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance at June 30, 2018	21,705,173	$54,243,816	$14,962,071	$(34,900,836)	$34,305,051
Stock-based compensation	-	-	71,176	-	71,176
Retirement of restricted stock	(109,604)	-	-	-	-
Stock option exercises	2,500	3,480	(1,229)	-	2,251
Net income	-	-	-	109,904	109,904
Balance at September 30, 2018	21,598,069	$54,247,296	$15,032,018	$(34,790,932)	$34,488,382
Stock-based compensation	-	-	171,906	-	171,906
Net income	-	-	-	1,189,565	1,189,565
Balance at December 31, 2018	21,598,069	$54,247,296	$15,203,924	$(33,601,367)	$35,849,853

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,021,369	$1,299,469
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	234,303	230,013
Stock-based compensation	359,105	243,082
(Recovery of) Provision for uncollectible accounts	(10,000)	8,056
Provision for sales returns	299,000	635,000
Provision for inventory reserves	149,000	52,000
Provision for accounts receivable discounts	39,706	38,788
Changes in operating assets and liabilities:
Accounts receivable	(1,454,318)	(1,888,444)
Inventory	(2,207,214)	(1,016,209)
Prepaid expenses and other assets, net	(196,764)	(386,254)
Accounts payable	1,451,685	296,185
Deferred rent	-	(77,438)
Accrued income taxes	747	9,534
Accrued expenses and other liabilities	75,744	506,536
Net cash used in operating activities	(237,637)	(49,682)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(319,728)	(285,377)
Payments for intangible assets	(36,797)	(55,676)
Net cash used in investing activities	(356,525)	(341,053)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of offering costs	932,480	-
Stock option exercises	-	2,251
Net cash provided by financing activities	932,480	2,251

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	338,318	(388,484)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	13,006,545	3,393,186
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$13,344,863	$3,004,702

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$277	$698
Cash paid during the period for income taxes	$2,050	$5,065

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

Basis of Presentation and Principles of Consolidation – The accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, the unaudited statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results for the three and six months ended December 31, 2019 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2020.

The condensed consolidated financial statements as of and for the three and six months ended December 31, 2019 and 2018 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of June 30, 2019 is derived from the audited financial statements as of that date. The accompanying statements should be read in conjunction with the audited financial statements and related notes, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K (the “2019 Annual Report”) for the fiscal year ended June 30, 2019 filed with the SEC on September 6, 2019.

The accompanying condensed consolidated financial statements as of and for the three and six months ended December 31, 2019 and 2018, and as of the fiscal year ended June 30, 2019, include the accounts of the Company and its wholly owned subsidiaries charlesandcolvard.com, LLC; Charles & Colvard Direct, LLC; and Charles & Colvard (HK) Ltd., the Company’s Hong Kong subsidiary, which was re-activated in December 2017. Charles & Colvard Direct, LLC, had no operating activity during the six-month period ended December 31, 2019 or 2018. Charles & Colvard (HK) Ltd. previously became dormant in the second quarter of 2009 and has had no operating activity since 2008. All intercompany accounts have been eliminated.

Significant Accounting Policies – In the opinion of the Company’s management, except as discussed below, the Company’s significant accounting policies used for the three and six months ended December 31, 2019, are consistent with those used for the fiscal year ended June 30, 2019. Accordingly, please refer to Note 2 to the Consolidated Financial Statements in the 2019 Annual Report for the Company’s significant accounting policies.

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

The reconciliation of cash, cash equivalents, and restricted cash, as presented on the Condensed Consolidated Statements of Cash Flows, consists of the following as of the dates presented:

	December 31, 2019	June 30, 2019
Cash and cash equivalents	$12,687,976	$12,465,483
Restricted cash	656,887	541,062
Total cash, cash equivalents, and restricted cash	$13,344,863	$13,006,545

Immaterial Correction of an Error – An immaterial error correction was made within the Company’s Form 10-Q for the quarterly period ended December 31, 2019. During the six months ended December 31, 2019, the Company determined that an accrued income tax liability for uncertain tax positions should have been derecognized in the prior years. Specifically, the Company had a liability of approximately $492,000 relating to uncertain tax positions that should have been derecognized between the fiscal years ended December 31, 2012 and December 31, 2015.  The Company evaluated the effect of this error and concluded it was not material to any of its previously issued consolidated financial statements. Upon revision, the Company recorded a reduction to the accrued income tax liability and related accumulated deficit balance of approximately $492,000 which has been reflected in the June 30, 2019 condensed consolidated balance sheet presented in this quarterly report on Form 10-Q for the quarterly period ended December 31, 2019. The impact of this error on the condensed consolidated statement of operations for the three and six months ended December 31, 2019 and 2018 was de minimus and had no impact on the condensed consolidated statements of cash flows for the six months ended December 31, 2019 and 2018.

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

In August 2018, the Financial Accounting Standards Board issued additional guidance in connection with accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The updated guidance is effective for fiscal years beginning after December 15, 2019. The Company continues to conduct its analysis, but currently believes the effect of the adoption of this new pronouncement is not expected to be material to the Company’s financial statements.

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

Summary financial information by reportable segment is as follows:

	Three Months Ended December 31, 2019
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$5,144,320	$1,294,027	$6,438,347
Loose jewels	940,434	3,280,309	4,220,743
Total	$6,084,754	$4,574,336	$10,659,090

Product line cost of goods sold
Finished jewelry	$2,239,750	$724,364	$2,964,114
Loose jewels	405,869	1,675,785	2,081,654
Total	$2,645,619	$2,400,149	$5,045,768

Product line gross profit
Finished jewelry	$2,904,570	$569,663	$3,474,233
Loose jewels	534,565	1,604,524	2,139,089
Total	$3,439,135	$2,174,187	$5,613,322

Operating income	$349,762	$414,163	$763,925

Depreciation and amortization	$32,773	$76,892	$109,665

Capital expenditures	$137,200	$71,211	$208,411

	Three Months Ended December 31, 2018
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$4,357,713	$839,543	$5,197,256
Loose jewels	1,098,452	3,843,753	4,942,205
Total	$5,456,165	$4,683,296	$10,139,461

Product line cost of goods sold
Finished jewelry	$1,913,201	$558,427	$2,471,628
Loose jewels	433,749	2,036,665	2,470,414
Total	$2,346,950	$2,595,092	$4,942,042

Product line gross profit
Finished jewelry	$2,444,512	$281,116	$2,725,628
Loose jewels	664,703	1,807,088	2,471,791
Total	$3,109,215	$2,088,204	$5,197,419

Operating income	$806,591	$388,167	$1,194,758

Depreciation and amortization	$43,063	$78,734	$121,797

Capital expenditures	$61,600	$59,678	$121,278

	Six Months Ended December 31, 2019
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$8,121,667	$2,174,675	$10,296,342
Loose jewels	1,668,716	6,302,453	7,971,169
Total	$9,790,383	$8,477,128	$18,267,511

Product line cost of goods sold
Finished jewelry	$3,452,623	$1,214,401	$4,667,024
Loose jewels	671,063	3,210,043	3,881,106
Total	$4,123,686	$4,424,444	$8,548,130

Product line gross profit
Finished jewelry	$4,669,044	$960,274	$5,629,318
Loose jewels	997,653	3,092,410	4,090,063
Total	$5,666,697	$4,052,684	$9,719,381

Operating income	$395,427	$521,203	$916,630

Depreciation and amortization	$82,023	$152,280	$234,303

Capital expenditures	$210,925	$108,803	$319,728

	Six Months Ended December 31, 2018
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$6,473,653	$1,278,240	$7,751,893
Loose jewels	2,065,612	6,916,662	8,982,274
Total	$8,539,265	$8,194,902	$16,734,167

Product line cost of goods sold
Finished jewelry	$2,746,591	$781,076	$3,527,667
Loose jewels	922,034	3,597,144	4,519,178
Total	$3,668,625	$4,378,220	$8,046,845

Product line gross profit
Finished jewelry	$3,727,062	$497,164	$4,224,226
Loose jewels	1,143,578	3,319,518	4,463,096
Total	$4,870,640	$3,816,682	$8,687,322

Operating income	$890,338	$419,478	$1,309,816

Depreciation and amortization	$71,139	$158,874	$230,013

Capital expenditures	$62,850	$222,527	$285,377

The Company does not allocate any assets to the reportable segments, and, therefore, no asset information is reported to the chief operating decision maker or disclosed in the financial information for each segment.

A reconciliation of the Company’s product line cost of goods sold to cost of goods sold as reported in the condensed consolidated financial statements is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Product line cost of goods sold	$5,045,768	$4,942,042	$8,548,130	$8,046,845
Non-capitalized manufacturing and production control expenses	427,643	307,164	817,519	653,768
Freight out	141,233	203,669	272,352	302,789
Inventory valuation allowances	126,000	3,000	149,000	52,000
Other inventory adjustments	(210,130)	(109,668)	(379,863)	(95,446)
Cost of goods sold	$5,530,514	$5,346,207	$9,407,138	$8,959,956

The Company recognizes sales by geographic area based on the country in which the customer is based. Sales to international end consumers made through the Company’s transactional website, charlesandcolvard.com, are included in international sales for financial reporting purposes. During periods prior to the quarter ended December 31, 2018, sales to international end consumers made through charlesandcolvard.com were included in U.S. sales because during those prior periods products were shipped and invoiced to a U.S.-based intermediary that assumed all international shipping and credit risks. Currently, sales to international end consumers are made directly by the Company’s own transactional website. A portion of the Company’s Traditional segment sales made to international wholesale distributors represents products sold internationally that may be re-imported to U.S. retailers. All intangible assets, as well as property and equipment, as of December 31, 2019 and June 30, 2019, are held and located in the United States.

The following presents net sales by geographic area:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Net sales
United States	$9,643,311	$8,870,317	$16,407,187	$14,693,186
International	1,015,779	1,269,144	1,860,324	2,040,981
Total	$10,659,090	$10,139,461	$18,267,511	$16,734,167

4.	FAIR VALUE MEASUREMENTS

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

Assets that are measured at fair value on a non-recurring basis include property and equipment, leasehold improvements, and intangible assets comprising patents, license rights, and trademarks. These items are recognized at fair value when they are considered to be impaired. For the six months ended December 31, 2019 and 2018, no impairment was recorded.

5.	INVENTORIES

The Company’s total inventories, net of reserves, consisted of the following as of the dates presented:

	December 31, 2019	June 30, 2019
Raw materials	$4,495,344	$4,450,478
Work-in-process	12,288,209	10,871,823
Finished goods	18,623,815	18,557,224
Finished goods on consignment	2,806,980	2,086,084
Supplies inventory	87,586	129,111
Less: inventory reserves	(2,510,000)	(2,361,000)
Total	$35,791,934	$33,733,720

Short-term portion	$10,695,379	$11,909,792
Long-term portion	25,096,555	21,823,928
Total	$35,791,934	$33,733,720

The Company’s work-in-process inventories include raw SiC crystals on which processing costs, such as labor and sawing, have been incurred; and components, such as metal castings and finished good moissanite jewels, that have been issued to jobs in the manufacture of finished jewelry. The Company’s moissanite jewel manufacturing process involves the production of intermediary shapes, called “preforms,” that vary depending upon the expected size and shape of the finished jewel. To maximize manufacturing efficiencies, preforms may be made in advance of current finished inventory needs but remain in work-in-process inventories. As of December 31, 2019 and June 30, 2019, work-in-process inventories issued to active production jobs approximated $1.52 million and $1.23 million, respectively.

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

The Company’s total inventories, net of reserves, consisted of the following as of the dates presented:

	December 31, 2019	June 30, 2019
Finished jewelry:
Raw materials	$763,789	$643,797
Work-in-process	617,415	487,680
Finished goods	6,494,177	6,332,533
Finished goods on consignment	2,564,737	1,867,549
Total finished jewelry	$10,440,118	$9,331,559
Loose jewels:
Raw materials	$3,731,555	$3,806,681
Work-in-process	11,670,794	10,384,143
Finished goods	9,633,638	9,878,691
Finished goods on consignment	228,243	203,535
Total loose jewels	25,264,230	24,273,050
Total supplies inventory	87,586	129,111
Total inventory	$35,791,934	$33,733,720

Total net finished jewelry inventories at December 31, 2019 and June 30, 2019, including inventory on consignment net of reserves and finished jewelry featuring moissanite manufactured by the Company, were $10.44 million and $9.33 million, respectively. Total net loose jewel inventories at December 31, 2019 and June 30, 2019, including inventory on consignment net of reserves, were $25.26 million and $24.27 million, respectively.

As of December 31, 2019 and June 30, 2019, management established an obsolescence reserve of $1.99 million and $1.79 million, respectively. Typically, in the jewelry industry, slow-moving or discontinued lines are sold as closeouts or liquidated in sales channels. Regularly, management reviews the legacy loose jewel inventory for any lower of cost or net realizable value and obsolescence issues. Accordingly, as of December 31, 2019 and June 30, 2019, management identified certain finished jewelry that was obsolete due to damage and other factors that indicate the finished jewelry is unsaleable, and established an obsolescence reserve of $174,000 and $19,000, respectively, for the carrying costs in excess of any estimated scrap values. Likewise, with respect to the Company’s loose jewels inventory, based on current period demand, and ongoing feedback from distribution customers on the value of some of these goods, management identified some of the remaining inventory of these lower quality goods that could not be sold at its current carrying value. Accordingly, as of December 31, 2019, the Company maintained a lower of cost or net realizable value reserve on this remaining inventory of approximately $1.82 million as of December 31, 2019 and $1.77 million as of June 30, 2019.

As of December 31, 2019 and June 30, 2019 management established a rework reserve for recut and repairs of loose jewel inventories of $381,000 and $460,000, respectively.

As of December 31, 2019 and June 30, 2019 management established a shrinkage reserve of $139,000 and $112,000, respectively. Finished jewelry inventories at December 31, 2019 and June 30, 2019 include shrinkage reserves of $125,000 and $105,000, respectively. The loose jewel inventories at December 31, 2019 and June 30, 2019 include shrinkage reserves of $14,000 and $7,000, respectively.

Periodically, the Company ships finished goods inventory to certain Traditional segment customers on consignment terms. Under these terms, the customer assumes the risk of loss and has an absolute right of return for a specified period. Included in the total shrinkage reserve is the shrinkage reserve for finished goods on consignment of $14,000 and $15,000 as of December 31, 2019 and June 30, 2019, respectively, to allow for certain finished jewelry and loose jewels on consignment with certain Traditional segment customers that may not be returned or may be returned in a condition that does not meet the Company’s current grading or quality standards. Finished jewelry inventories on consignment at December 31, 2019 and June 30, 2019 include shrinkage reserves of $13,000 and $14,000, respectively. The loose jewel inventories on consignment at each December 31, 2019 and June 30, 2019 include shrinkage reserves of $1,000.

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

In connection with the Company’s adoption of the revenue recognition accounting standard issued by the Financial Accounting Standards Board as of the initial application date of January 1, 2018, the Company established a returns asset account and a refund liabilities account to record the effects of its estimated product returns and sales returns allowance. The Company’s returns asset and refund liabilities are updated at the end of each financial reporting period and the effect of such changes are accounted for in the period in which such changes occur.

The Company estimates anticipated product returns in the form of a refund liability based on historical return percentages and current period sales levels. The Company also accrues a related returns asset for goods expected to be returned in salable condition, less any expected costs to recover such goods, including return shipping costs that the Company may incur. As of December 31, 2019 and June 30, 2019, the Company’s refund liabilities balances were $1.05 million and $746,000, respectively, and are included as allowances for sales returns within accounts receivable, net, in the accompanying condensed consolidated balance sheets. As of December 31, 2019 and June 30, 2019, the Company’s returns asset balances were $501,000 and $279,000, respectively, and are included within prepaid expenses and other assets in the accompanying condensed consolidated balance sheets.

7.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities, current, consist of the following as of the dates presented:

	December 31, 2019	June 30, 2019
Accrued compensation and related benefits	$703,360	$760,324
Accrued sales tax	370,953	286,864
Deferred rent	-	156,306
Accrued cooperative advertising	348,471	73,033
Other	92,945	49,081
Total accrued expenses and other liabilities	$1,515,729	$1,325,608

8.	INCOME TAXES

The Company recognized a net income tax net benefit of approximately $5,000 and a net income tax expense of approximately $5,000, respectively, related to estimated taxes, penalties, and interest associated with uncertain tax positions for the three months ended December 31, 2019 and 2018, and a net income tax expense of approximately $1,000 and $10,000, respectively, also related to estimated taxes, penalties, and interest associated with uncertain tax positions for the six months ended December 31, 2019 and 2018.

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. As of December 31, 2019 and June 30, 2019, management determined that sufficient negative evidence continued to exist to conclude it was uncertain that the Company would have sufficient future taxable income to utilize its deferred tax assets. Therefore, the Company continued to maintain a full valuation allowance against its deferred tax assets as of December 31, 2019 and June 30, 2019.

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

As of December 31, 2019, the Company’s balance sheet classifications of its leases are as follows:

Operating Leases:
Noncurrent operating lease ROU assets	$783,935

Current operating lease liabilities	$614,144
Noncurrent operating lease liabilities	491,952
Total operating lease liabilities	$1,106,096

The Company’s total operating lease cost was approximately $117,000 and $235,000, respectively, for the three- and six-month periods ended December 31, 2019. The Company’s total rent expense was approximately $128,000 and $256,000, respectively, for the three- and six-month periods ended December 31, 2019.

As of December 31, 2019, the Company’s estimated incremental borrowing rate used and assumed discount rate with respect to operating leases was 7.14% and the remaining operating lease term was 1.83 years.

As of December 31, 2019, the Company’s remaining future payments under operating leases for each fiscal year ending June 30 are as follows:

2020	$313,610
2021	642,997
2022	219,723
Total lease payments	1,176,330
Less: imputed interest	(70,234)
Present value of lease payments	1,106,096
Less: current lease obligations	614,144
Total long-term lease obligations	$491,952

The Company makes cash payments for amounts included in the measurement of its lease liabilities. During the three and six months ended December 31, 2019, cash paid for operating leases was approximately $164,000 and $328,000, respectively, and there were no new ROU assets obtained in exchange for new operating lease liabilities.

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

The Company’s total purchase commitment under the Supply Agreement until June 2023 is approximately $52.95 million, of which approximately $39.00 million remains to be purchased as of December 31, 2019. Over the life of the Supply Agreement, as amended, the Company’s future minimum annual purchase commitments of SiC crystals range from approximately $10 million to $12 million each year.

During the six months ended December 31, 2019, the Company purchased approximately $4.98 million of SiC crystals from Cree pursuant to the terms of the Supply Agreement, as amended. During the six months ended December 31, 2018, the Company purchased approximately $4.43 million of SiC crystals from Cree.

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

As of December 31, 2019, the Company had not borrowed against the White Oak Credit Facility.

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

Stock-Based Compensation

The following table summarizes the components of the Company’s stock-based compensation included in net income for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Employee stock options	$48,189	$56,575	$112,064	$114,747
Restricted stock awards	98,535	115,331	247,041	128,335
Totals	$146,724	$171,906	$359,105	$243,082

No stock-based compensation was capitalized as a cost of inventory during the three and six months ended December 31, 2019 and 2018.

Stock Options

The following is a summary of the stock option activity for the six months ended December 31, 2019:

	Shares	Weighted Average Exercise Price
Outstanding, June 30, 2019	2,523,638	$1.39
Granted	225,387	$1.39
Expired	(27,100)	$0.46
Outstanding, December 31, 2019	2,721,925	$1.40

The total fair value of stock options that vested during the six months ended December 31, 2019 was approximately $185,000.

The following table summarizes information about stock options outstanding at December 31, 2019:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Balance as of 12/31/2019	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 12/31/2019	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 12/31/2019	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
2,721,925	6.76	$1.40	2,346,538	6.42	$1.42	2,654,230	6.71	$1.40

As of December 31, 2019, the unrecognized stock-based compensation expense related to unvested stock options was approximately $217,000, which is expected to be recognized over a weighted average period of approximately 18 months.

The aggregate intrinsic value of stock options outstanding, exercisable, and vested or expected to vest at December 31, 2019 was approximately $667,000. This amount is before applicable income taxes and represents the closing market price of the Company’s common stock at December 31, 2019 less the grant price, multiplied by the number of stock options that had a grant price that is less than the closing market price. This amount represents the amount that would have been received by the optionees had these stock options been exercised on that date. No stock options were exercised during the six months ended December 31, 2019. During the six months ended December 31, 2018, the aggregate intrinsic value of stock options exercised was approximately $300.

Restricted Stock

The following is a summary of the restricted stock activity for the six months ended December 31, 2019:

	Shares	Weighted Average Grant Date Fair Value
Unvested, June 30, 2019	129,500	$1.07
Granted	325,000	$1.57
Vested	(128,341)	$1.07
Canceled	(1,159)	$1.07
Unvested, December 31, 2019	325,000	$1.57

The unvested restricted shares as of December 31, 2019 are all performance-based restricted shares that are scheduled to vest, subject to achievement of the underlying performance goals, in July 2020. As of December 31, 2019, the estimated unrecognized stock-based compensation expense related to unvested restricted shares subject to achievement of performance goals was approximately $322,000, all of which is expected to be recognized over a weighted average period of approximately six months.

Dividends

The Company has paid no cash dividends during the current fiscal year through December 31, 2019.

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

The following table reconciles the differences between the basic and diluted net income per share presentations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Numerator:
Net income	$814,050	$1,189,565	$1,021,369	$1,299,469

Denominator:
Weighted average common shares outstanding:
Basic	28,656,910	21,468,569	28,610,299	21,461,773
Effect of dilutive securities	589,661	212,915	589,577	162,194
Diluted	29,246,571	21,681,484	29,199,876	21,623,967

Net income per common share:
Basic	$0.03	$0.06	$0.04	$0.06
Diluted	$0.03	$0.05	$0.03	$0.06

For each of the three and six months ended December 31, 2019, stock options to purchase approximately 2.13 million shares and for the three and six months ended December 31, 2018 stock options to purchase approximately 2.44 million and 2.45 million shares, respectively, were excluded from the computation of diluted net income per common share for each respective period then ended because the exercise price of the stock options was greater than the average market price of the common shares. Unvested restricted stock is excluded as the shares are performance-based and the underlying conditions have not been met as of the periods presented.

13.	MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and restricted cash and trade accounts receivable. At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurable limits of $250,000 per depositor at each financial institution. The Company has never experienced any losses related to these balances. There were no non-interest-bearing amounts on deposit in excess of FDIC insurable limits at December 31, 2019. Interest-bearing amounts on deposit in excess of FDIC insurable limits at December 31, 2019 approximated $12.31 million.

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

The following is a summary of customers that represent 10% or more of total gross accounts receivable as of the dates presented:

	December 31, 2019	June 30, 2019
Customer A	25%	13%
Customer B	16%	25%
Customer C	* %	15%

* Customer C did not have individual balances that represented 10% or more of total gross accounts receivable as of December 31, 2019.

A significant portion of sales is derived from certain customer relationships. The following is a summary of customers that represent greater than or equal to 10% of total net sales for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Customer A	13%	13%	13%	11%
Customer B	13%	15%	13%	14%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our strategy is to build a globally revered brand of gemstones and finished jewelry that appeals to a wide consumer audience and leverages our advantage of being the original and leading worldwide source of moissanite. We believe a direct relationship with consumers is important to this strategy, which entails delivering tailored educational content, engaging in dialogue with our audience, and positioning our brand to meet the demands of today’s discerning consumer. In June 2019, we successfully completed an underwritten public offering of 6,250,000 shares of our common stock, which, together with the partial exercise of the underwriters’ over-allotment option for an additional 630,500 shares in July 2019, resulted in total gross proceeds of approximately $11.01 million, before deducting the underwriting discount and fees and expenses of approximately $1.02 million. The timing of this financing event was critical given the growing worldwide acceptance of lab-created gemstones with emerging generations of consumers. These proceeds, which we are using for marketing and for general corporate and working capital purposes, will enable us to focus efforts on expanding Charles & Colvard global brand awareness with our target consumer and further develop our global omni-channel sales strategy with a primary focus on top line growth.

The Year Ahead

Our focus for the fiscal year ending June 30, 2020, or Fiscal 2020, is centered on the expansion of Charles & Colvard’s brand on a global scale. As lab-created gemstones are being embraced by emerging generations, we believe our ability to establish moissanite and the Charles & Colvard jewelry brand directly with consumers is key to our future success and ability to fuel our growth. We will execute on our key strategies with a continued commitment to spending judiciously and generating sustainable earnings improvement.

We remain highly focused during Fiscal 2020 on increasing the reach of our brand – both domestically and internationally – and we are expanding our digital marketing initiatives on a global scale. Over the past two years, we have been directing our digital advertising spend to convert consumers whom we believed were already familiar with the Charles & Colvard brand or to customers for whom we had evidence were searching for the term moissanite. Therefore, in order to garner the attention of consumers not yet familiar with our brand but interested in the ethical appeal of lab-created gemstones or a value-priced bridal option that competes well with diamond, we have begun investing more resources and paying more attention to the new and hopefully soon-to-be-converted Charles & Colvard customer. We believe that work is done best through awareness strategies such as mobile social ads, influencer marketing programs, and strategic paid media placements.

We believe conditions in the current market indicate that it is critical to drive awareness and proliferate our brand at this decisive time when the competitive landscape is becoming more crowded. With the financial resources of our recent capital raise, we believe that we will now have the ability to expand our domestic footprint while building a digital presence in emerging international regions.

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

Fiscal 2020 – Second Quarter Highlights

In the three months ended December 31, 2019, we continued activating funds raised in our June 2019 underwritten public offering with the intent of expanding our brand’s awareness with consumers. We are investing these funds toward a blended strategy of what we refer to as mid- and top-of-funnel digital marketing strategies such as social media advertising campaigns, programmatic media programs, and influencer marketing engagements. Through these digital marketing channels, we believe that we will increase our opportunity to engage new targeted consumers that are not yet familiar with our brand. We believe as these new consumers embark on their customer journey with Charles & Colvard, there will be a natural time lag between their first exposure with our brand and conversion to a purchasing customer.

During the second quarter of Fiscal 2020, we began to see results of these efforts start to materialize in the form of online customer traffic and sales orders placed through our own transactional website, charlesandcolvard.com, as well as meaningful increases in these activities across our omni-channel sales outlets including drop-ship partners such as Macys.com, Helzberg.com and Overstock.com, and through marketplaces such as Amazon.com. We believe these overall increases across our Online Channels segment confirm an increase in awareness of the Charles & Colvard brand and continues to validate our omni-channel sales strategy. Across our Online Channels segment, we generated more than a 10% growth in sales over the prior year quarter.

During the holiday season, new entrants into the lab-created gemstone space and fierce competition in the global jewelry marketplace introduced an expanded environment of competitive search term bids and advertisements vying for those consumers looking for lab-created gemstones and ethically-sourced jewelry options. We are continuing to evolve our consumer targeting strategies that leverage data-informed advertising techniques to find new opportunities to promote our brand and break away from the competitive fray. In our Traditional segment, we delivered robust results from the brick-and-mortar sector, which were offset by sales headwinds in our international distributor sector, resulting in an overall decline of our Traditional segment by approximately 2% over the prior year quarter. Ongoing pressures from international trade sanctions, which we expect to continue for the foreseeable future, are a key contributor to the decline we saw in our Traditional segment during the second quarter of Fiscal 2020.

Our own e-commerce website, charlesandcolvard.com, delivered a 12% revenue increase over the year-ago quarter and has grown to represent more than 50% of all Online Channels segment sales. In addition, our marketplaces and drop-ship retail businesses continued to see significant growth in net sales volume over the year-ago quarter. Combined with the remaining Online Channels segment customers, our Online Channels segment net sales grew 12% compared with the comparable quarter of Fiscal 2019. Online Channels represented 57% of all revenue in the second quarter of Fiscal 2020. Finished jewelry sales represented more than half of our total sales in the second quarter of Fiscal 2020, growing 24% over the year-ago quarter.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which we prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities. “Critical accounting policies and estimates” are defined as those most important to the financial statement presentation and that require the most difficult, subjective, or complex judgments. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Under different assumptions and/or conditions, actual results of operations may materially differ. We have disclosed our critical accounting policies and estimates in our 2019 Annual Report, and that disclosure should be read in conjunction with this Quarterly Report on Form 10-Q. Except as set forth below, there have been no significant changes in our critical accounting policies and estimates during the first six months of Fiscal 2020.

For a discussion regarding our adoption of the new lease accounting standard, effective July 1, 2019, see Note 2 to our condensed consolidated financial statements in Item 1, “Financial Statements”, of this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth certain consolidated statements of operations data for the three and six months ended December 31, 2019 and 2018:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Net sales	$10,659,090	$10,139,461	$18,267,511	$16,734,167
Costs and expenses:
Cost of goods sold	5,530,514	5,346,207	9,407,138	8,959,956
Sales and marketing	3,160,965	2,346,893	5,390,556	3,988,017
General and administrative	1,203,686	1,250,181	2,553,187	2,474,956
Research and development	-	1,422	-	1,422
Total costs and expenses	9,895,165	8,944,703	17,350,881	15,424,351
Income from operations	763,925	1,194,758	916,630	1,309,816
Other income (expense):
Interest income	45,379	-	106,758	-
Interest expense	(277)	(352)	(419)	(698)
Loss on foreign currency exchange	(314)	(74)	(853)	(102)
Other expense	-	-	-	(13)
Total other income (expense), net	44,788	(426)	105,486	(813)
Income before income taxes	808,713	1,194,332	1,022,116	1,309,003
Income tax benefit (expense)	5,337	(4,767)	(747)	(9,534)
Net income	$814,050	$1,189,565	$1,021,369	$1,299,469

Consolidated Net Sales

Consolidated net sales for the three and six months ended December 31, 2019 and 2018 comprise the following:

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2019	2018	Dollars	Percent	2019	2018	Dollars	Percent
Finished jewelry	$6,438,347	$5,197,256	$1,241,091	24%	$10,296,342	$7,751,893	$2,544,449	33%
Loose jewels	4,220,743	4,942,205	(721,462)	-15%	7,971,169	8,982,274	(1,011,105)	-11%
Total consolidated net sales	$10,659,090	$10,139,461	$519,629	5%	$18,267,511	$16,734,167	$1,533,344	9%

Consolidated net sales were $10.66 million for the three months ended December 31, 2019 compared to $10.14 million for the three months ended December 31, 2018, an increase of approximately $520,000, or 5%.  Consolidated net sales were $18.27 million for the six months ended December 31, 2019 compared to $16.73 million for the six months ended December 31, 2018, an increase of approximately $1.53 million, or 9%. The increase in consolidated net sales for the three and six months ended December 31, 2019 was due primarily to strong calendar year-end holiday sales and increased consumer awareness and strong demand for our moissanite gemstones and jewelry. These increases resulted in higher finished jewelry product net sales during the three and six months ended December 31, 2019 in our Online Channels segment and Traditional segment. The increases in our Online Channels segment net sales in the three and six months ended December 31, 2019 and in our Traditional segment net sales in the six months ended December 31, 2019 were partially offset by lower loose jewels sales during the three and six months ended December 31, 2019.

Sales of finished jewelry represented 60% and 56% of total consolidated net sales for the three and six months ended December 31, 2019, respectively, compared to 51% and 46%, respectively, of total consolidated net sales for the corresponding periods of the prior year. For the three months ended December 31, 2019, finished jewelry sales were $6.44 million compared to $5.20 million for the corresponding period of the prior year, an increase of approximately $1.24 million, or 24%.  For the six months ended December 31, 2019, finished jewelry sales were $10.30 million compared to $7.75 million for the corresponding period of the prior fiscal year, an increase of approximately $2.54 million, or 33%. The increase in finished jewelry sales for the three- and six-month periods ended December 31, 2019 was due primarily to higher finished jewelry sales of Forever One™ and Moissanite by Charles & Colvard® in our Online Channels segment as well as in our Traditional segment.

Sales of loose jewels represented 40% and 44% of total consolidated net sales for the three and six months ended December 31, 2019, respectively, compared to 49% and 54%, respectively, of total consolidated net sales for the corresponding periods of the prior fiscal year. For the three months ended December 31, 2019, loose jewel sales were $4.22 million compared to $4.94 million for the corresponding period of the prior year, a decrease of $721,000, or 15%. For the six months ended December 31, 2019, loose jewel sales were $7.97 million compared to $8.98 million for the corresponding period of the prior fiscal year, a decrease of $1.01 million, or 11%. The decrease for the six months ended December 31, 2019 was primarily due to lower levels of loose jewel sales in our Online Channels segment and principally through the international distribution network in our Traditional segment.

U.S. net sales accounted for approximately 90% of total consolidated net sales for each of the three- and six-month periods ended December 31, 2019, compared to 87% and 88% of total consolidated net sales for the corresponding periods, respectively, of the prior year. U.S. net sales increased to $9.64 million, or 9%, during the three months ended December 31, 2019 from the corresponding period of the prior fiscal year. U.S. net sales increased to $16.41 million, or 12%, during the six months ended December 31, 2019 from the corresponding period of the prior year. U.S. net sales increased during the three and six months ended December 31, 2019 primarily as a result of increased sales to U.S. customers in both our Online Channels segment and Traditional segment, partially offset by a decrease in our international distribution network in our Traditional segment.

Our two largest U.S. customers during the three and six months ended December 31, 2019 each accounted for 13% of total consolidated net sales during each respective period. These same two customers were our largest and second largest customers during the three and six months ended December 31, 2018. Our largest U.S. customer during the three and six months ended December 31, 2018 accounted for 15% and 14%, respectively, of total consolidated net sales during each respective period. Our second largest U.S. customer during the three and six months ended December 31, 2018 accounted for 13% and 11% of total consolidated net sales during each respective period. We expect that we will remain dependent on our ability, and that of our largest customers, to maintain and enhance retail programs. A change in or loss of any of these customer or retailer relationships could have a material adverse effect on our results of operations.

International net sales accounted for approximately 10% of total consolidated net sales for each of the three- and six-month periods ended December 31, 2019, compared to 13% and 12% of total consolidated net sales for the corresponding periods, respectively, of the prior year. International net sales decreased 20% and 9% during the three and six months ended December 31, 2019, respectively, from the corresponding periods of the prior fiscal year principally as a result of lower demand in our international distributor market, offset by growth in our direct-to-consumer presence internationally, while also seeing an increase in the number of cross-border trade, or CBT, transactions in these periods reflecting increased direct-to-consumer sales from our Online segment in international markets. Based on current levels of demand for loose jewels in these international markets and the potential adverse impact of unsettled tariffs and ongoing political unrest in the Hong Kong market, we continue to evaluate these and other potential distributors in these international markets to determine the best long-term partners. Additionally, we anticipate the need to further develop our direct-to-consumer presence, which would require marketing and e-commerce investments to drive expected growth in these regions. As a result, our sales in these markets may continue to fluctuate significantly each reporting period.

We did not have an international customer account for 10% or more of total consolidated sales during the three and six months ended December 31, 2019 or 2018. A portion of our international consolidated sales represents jewels sold internationally that may be re-imported to U.S. retailers.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the three and six months ended December 31, 2019 and 2018 are as follows:

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2019	2018	Dollars	Percent	2019	2018	Dollars	Percent
Product line cost of goods sold:
Finished jewelry	$2,964,114	$2,471,628	$492,486	20%	$4,667,024	$3,527,667	$1,139,357	32%
Loose jewels	2,081,654	2,470,414	(388,760)	-16%	3,881,106	4,519,178	(638,072)	-14%
Total product line cost of goods sold	5,045,768	4,942,042	103,726	2%	8,548,130	8,046,845	501,285	6%
Non-product line cost of goods sold	484,746	404,165	80,581	20%	859,008	913,111	(54,103)	-6%
Total cost of goods sold	$5,530,514	$5,346,207	$184,307	3%	$9,407,138	$8,959,956	$447,182	5%

Total cost of goods sold was $5.53 million for the three months ended December 31, 2019 compared to $5.35 million for the three months ended December 31, 2018, a net increase of approximately $184,000, or 3%. Total cost of goods sold was $9.41 million for the six months ended December 31, 2019 compared to $8.96 million for the six months ended December 31, 2018, an increase of approximately $447,000, or 5%. Product line cost of goods sold is defined as product cost of goods sold in each of our Online Channels segment and Traditional segment excluding non-capitalized expenses from our manufacturing and production control departments, comprising personnel costs, depreciation, rent, utilities, and corporate overhead allocations; freight out; inventory valuation allowance adjustments; and other inventory adjustments, comprising costs of quality issues, damaged goods, and inventory write-downs.

The increase in cost of goods sold for the three months ended December 31, 2019 compared to the same period in 2018 was primarily driven by the increased finished jewelry sales in both our Online Channels segment and Traditional segment as a result of strong sales during the calendar year-end 2019 holiday season. The net increase in non-product line cost of goods sold comprises an unfavorable $123,000 change in inventory valuation allowances primarily related to increases in obsolescence reserves in the three months ended December 31, 2019; and an approximate $120,000 increase in non-capitalized manufacturing and production control expenses. These increases were offset in part by an approximately $100,000 favorable change in other inventory adjustments related to unfavorable production standard cost variances during the three months ended December 31, 2018 that were not repeated in the current year period and an approximate $62,000 decrease in freight out during the three months ended December 31, 2019 due to lower shipment costs during the period as a result of more favorable pricing arrangements with our shipping and delivery vendors.

The increase in cost of goods sold for the six months ended December 31, 2019 compared to the same period in 2018 was also primarily driven by the increased finished jewelry sales in both our Online Channels segment and Traditional segment as a result of strong sales during the calendar year-end 2019 holiday season. The net decrease in non-product line cost of goods sold comprises an approximate $285,000 favorable change in other inventory adjustments related to unfavorable production standard cost variances during the six months ended December 31, 2018 that were not repeated in the current year period; and an approximate $30,000 decrease in freight out during the six months ended December 31, 2019 due to lower shipment costs during the period as a result of more favorable pricing arrangements with our shipping and delivery vendors. These decreases were partially offset by an approximate $164,000 increase in non-capitalized manufacturing and production control expenses principally due to the timing when work-in-process is received into inventory and overhead costs are allocated; and an unfavorable $97,000 change in inventory valuation allowances primarily related to increases in obsolescence reserves in the six months ended December 31, 2019.

For additional disclosure relating to non-product line cost of goods sold, see Note 3 to our condensed consolidated financial statements in Item 1, “Financial Statements”, of this Quarterly Report on Form 10-Q.

Sales and Marketing

Sales and marketing expenses for the three and six months ended December 31, 2019 and 2018 are as follows:

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2019	2018	Dollars	Percent	2019	2018	Dollars	Percent
Sales and marketing	$3,160,965	$2,346,893	$814,072	35%	$5,390,556	$3,988,017	$1,402,539	35%

Sales and marketing expenses were $3.16 million for the three months ended December 31, 2019 compared to $2.35 million for the three months ended December 31, 2018, an increase of approximately $814,000, or 35%. Sales and marketing expenses were $5.39 million for the six months ended December 31, 2019 compared to $3.99 million for the six months ended December 31, 2018, an increase of approximately $1.40 million, or 35%.

The increase in sales and marketing expenses for the three months ended December 31, 2019 compared to the same period in 2018 was primarily due to a $685,000 increase in advertising and digital marketing expenses reflecting the activation of funds from our underwritten public offering that we are deploying to expand brand awareness; a $120,000 increase in software-related costs principally in connection with maintenance agreements as well as other software-related agreements; and an $82,000 increase in compensation-related expenses. These increases were partially offset by a $40,000 decrease in professional services fees; a $20,000 decrease in general office-related expenses, which is primarily related to lower software maintenance agreement-related expenses; a $10,000 decrease in depreciation and amortization; and a $3,000 decrease in travel expenses.

The increase in advertising and digital marketing expenses for the three months ended December 31, 2019 compared to the same period in 2018 was primarily due to a $486,000 increase in Internet marketing; a $136,000 increase in outside agency fees; a $36,000 increase in cooperative advertising; and a $27,000 increase in promotional expenses, primarily related to video production costs by bringing these capabilities in-house.

Compensation expenses for the three months ended December 31, 2019 compared to the same period in 2018 increased primarily as a result of an $85,000 increase in salaries, commissions, and related employee benefits in the aggregate and a $4,000 increase in employee stock-based compensation expense. These increases were partially offset by a $7,000 decrease in bonus expense.

The increase in sales and marketing expenses for the six months ended December 31, 2019 compared to the same period in 2018 was primarily due to a $1.08 million increase in advertising and digital marketing expenses reflecting the activation of funds from our underwritten public offering that we are deploying to expand brand awareness; a $166,000 increase in software-related costs principally in connection with maintenance agreements as well as other software-related agreements; a $126,000 increase in compensation-related expense; a $23,000 increase in professional services fees principally comprising consulting services for cybersecurity and merchandising imaging; a $13,000 increase in depreciation and amortization expense relating to capitalized costs associated with information technology-related upgrades; and a $4,000 increase in general office-related expenses, which are principally related to higher credit card transaction fees from increased sales levels. These increases were partially offset by a $9,000 decrease in travel expenses.

The increase in advertising and digital marketing expenses for the six months ended December 31, 2019 compared to the same period in 2018 comprises a $688,000 increase in Internet marketing; a $154,000 increase in cooperative advertising; a $153,000 increase in outside agency fees; and an $87,000 increase in promotional expenses, primarily related to video production costs by bringing these capabilities in-house. These increases were partially offset by a $2,000 net decrease in miscellaneous other general advertising and digital marketing expenses.

Compensation expenses for the six months ended December 31, 2019 compared to the same period in 2018 increased primarily as a result of a $117,000 increase in salaries, commissions, and related employee benefits in the aggregate and a $21,000 increase in employee stock-based compensation expense. These increases were partially offset by a $6,000 decrease in bonus expense and a $6,000 decrease in severance expense.

General and Administrative

General and administrative expenses for the three and six months ended December 31, 2019 and 2018 are as follows:

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2019	2018	Dollars	Percent	2019	2018	Dollars	Percent
General and administrative	$1,203,686	$1,250,181	$(46,495)	-4%	$2,553,187	$2,474,956	$78,231	3%

General and administrative expenses were $1.20 million for the three months ended December 31, 2019 compared to $1.25 million for the three months ended December 31, 2018, a decrease of approximately $46,000, or 4%. General and administrative expenses were $2.55 million for the six months ended December 31, 2019 compared to $2.47 million for the six months ended December 31, 2018, an increase of approximately $78,000, or 3%.

The decrease in general and administrative expenses for the three months ended December 31, 2019 compared to the same period in 2018 was primarily due to a $40,000 decrease in business franchise taxes and licenses; a $26,000 decrease in professional services fees; a $16,000 decrease in insurance expenses; a $9,000 decrease in board retainer fees as a result of the resignation of a director; a $2,000 decrease in depreciation and amortization expense; and a $4,000 net decrease in all other general and administrative expenses. These decreases were partially offset by a $26,000 increase in compensation expenses; a $13,000 increase in expenses related to our underwritten public offering; a $10,000 increase in bad debt expense associated with our allowance for doubtful accounts reserve policy and reflecting our current increased sales level; and a $2,000 increase in travel expenses.

Professional services fees decreased for the three months ended December 31, 2019 compared to the same period in 2018 primarily due to a decrease of $40,000 in consulting and other professional services primarily in connection with an accounting and financial reporting related project and a decrease of $3,000 in legal fees. These decreases were partially offset by a $10,000 increase in investor and public relations expenses and a $7,000 increase in accounting and audit fees.

Compensation expenses increased for the three months ended December 31, 2019 compared to the same period in 2018 primarily due to a $33,000 increase in bonus expense and a $26,000 increase in salaries and related employee benefits in the aggregate. These increases were offset in part by a $33,000 decrease in employee stock-based compensation expense.

The increase in general and administrative expenses for the six months ended December 31, 2019 compared to the same period in 2018 was primarily due to a $195,000 increase in compensation expenses and a $32,000 increase in professional services fees. These increases were partially offset by a $55,000 decrease in business franchise taxes and licenses; a $20,000 decrease in insurance expenses; a $19,000 decrease in expenses related to the timing of our annual meeting and shareholder communications due to the change in our fiscal year-end for which the costs were incurred in the prior fiscal year; an $18,000 decrease in bad debt expense associated with our allowance for doubtful accounts reserve policy; a $10,000 decrease in bank fees; a $9,000 decrease in board retainer fees as a result of the resignation of a director; a $4,000 decrease in depreciation and amortization expense; a $3,000 decrease in general office-related expenses; a $1,000 decrease in travel expenses; a $1,000 decrease in equipment-related rental expense; and a $9,000 net decrease in all other general and administrative expenses.

Professional services fees increased for the six months ended December 31, 2019 compared to the same period in 2018 primarily due to a $58,000 increase in accounting services related to higher annual audit and tax fees, as well as fees associated with domestic and international tax consulting services; a $32,000 increase in legal fees resulting from non-capitalized fees associated with our underwritten public offering and corporate governance matters; and a $16,000 increase in investor and public relations expenses. These increases were partially offset by a $74,000 decrease in consulting and other professional services primarily in connection with an accounting and financial reporting related project.

Compensation expenses increased for the six months ended December 31, 2019 compared to the same period in 2018 primarily due to a $71,000 increase in salaries and related employee benefits in the aggregate; a $68,000 increase in employee stock-based compensation expense; and a $56,000 increase in bonus expense.

Loss on Foreign Currency Exchange

Losses on foreign currency exchange related to foreign sales transacted in functional currencies other than the U.S. dollar for the three and six months ended December 31, 2019 and 2018 are as follows:

	Three Months Ended December 31,		Change			Six Months Ended December 31,		Change
	2019	2018	Dollars	Percent		2019	2018	Dollars	Percent
Loss on foreign currency exchange	$314	$74	$240	*	%	$853	$102	$751	*	%

* Not Meaningful

During the three and six months ended December 31, 2019 and 2018, we had international sales transactions denominated in currencies other than the U.S dollar that resulted in foreign currency exchange net losses. The increase in these losses reflects the increased direct-to-consumer sales from our Online segment in international markets during the three and six months ended December 31, 2019 compared with the same periods in the prior fiscal year.

Interest Income

Interest income for the three and six months ended December 31, 2019 and 2018 is as follows:

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2019	2018	Dollars	Percent	2019	2018	Dollars	Percent
Interest income	$45,379	$-	$45,379	100%	$106,758	$-	$106,758	100%

In June 2019, we completed an underwritten public offering of 6,250,000 shares of our common stock, which together with the partial exercise of the underwriters’ overallotment option for an additional 630,500 shares in July 2019, resulted in net proceeds of approximately $9.99 million. The net proceeds from this offering have been deposited into an interest-bearing account with a federally-insured commercial bank. Accordingly, during the three and six months ended December 31, 2019, we earned interest from cash on deposit in this interest-bearing account. We had no such interest-bearing amounts on deposit during the three and six months ended December 31, 2018.

Provision for Income Taxes

We recognized a net income tax benefit of approximately $5,000 and a net income tax expense of $5,000 for the three-month periods ended December 31, 2019 and 2018, respectively. We recognized a net income tax expense of approximately $1,000 and $10,000 for the six-month periods ended December 31, 2019 and 2018, respectively. Income tax provisions in these periods primarily relate to estimated taxes, penalties, and interest associated with uncertain tax positions.

As of each reporting date, we consider new evidence, both positive and negative, that could impact our view with regard to future realization of deferred tax assets. Beginning in 2014, we determined that negative evidence outweighed the positive and established a full valuation allowance against its deferred tax assets, which we have continued to maintain as of December 31, 2019 and June 30, 2019.

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of December 31, 2019, our principal sources of liquidity were cash, cash equivalents, and restricted cash totaling $13.34 million, trade accounts receivable, net, of $3.09 million, and net current inventory of $10.70 million, as compared to cash, cash equivalents, and restricted cash totaling $13.01 million, trade accounts receivable, net, of $1.96 million, and net current inventory of $11.91 million as of June 30, 2019. As described more fully below, we also have access to our $5.00 million asset-based revolving credit facility with White Oak, or the White Oak Credit Facility.

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

On June 11, 2019, we completed an underwritten public offering of 6,250,000 newly issued shares of common stock, at a price to the public of $1.60 per share, pursuant to our effective shelf registration statement on Form S-3. Net proceeds from the offering were approximately $9.06 million, net of the underwriting discount and fees and expenses. Pursuant to the terms of the underwriting agreement entered into in connection with this offering, the underwriters were granted a 30-day option to buy up to an additional 937,500 shares of our common stock to cover over-allotments. Pursuant to the partial exercise of the underwriters’ over-allotment option, on July 3, 2019, we issued an additional 630,500 shares of our common stock at a price of $1.60 per share for net proceeds of approximately $932,000, net of the underwriting discount and fees and expenses of approximately $76,000. After giving effect to the partial exercise of the over-allotment option, we sold an aggregate of 6,880,500 shares of our common stock at a price of $1.60 per share with total gross proceeds of approximately $11.01 million, before deducting the underwriting discount and fees and expenses of approximately $1.02 million. We have begun using the aggregate net proceeds of approximately $9.99 million from the offering for marketing and for general corporate and working capital purposes.

During the six months ended December 31, 2019, our working capital decreased by approximately $1.61 million to $21.56 million from $23.17 million at June 30, 2019. As described more fully below, the decrease in working capital at December 31, 2019 is primarily attributable to an increase in accounts payable, a decrease in our allocation of inventory from long-term to short-term, an increase in short-term operating lease liabilities resulting from the adoption of the new accounting standard as of July 1, 2019, and an increase in accrued expenses and other liabilities. These factors were offset partially by an increase in accounts receivable, an increase in prepaid expenses and other assets, and an increase in our cash, cash equivalents, and restricted cash resulting from cash provided by financing activities.

During the six months ended December 31, 2019, approximately $238,000 of cash was used by our operations. The primary drivers of our use of cash were an increase in inventory of $2.21 million to meet expected requirements for the calendar year-end holiday and Valentine’s Day selling seasons; an increase in accounts receivable of $1.45 million; and an increase in prepaid expenses and other assets of $197,000. These factors were offset partially by the favorable effect of net income in the amount of $1.02 million; an increase in accrued expenses and other liabilities of $76,000; and an increase in accounts payable of $1.45 million. In addition, the net effect of the changes in combined non-cash items totaling $1.07 million also favorably impacted net cash used in operating activities during the six months ended December 31, 2019.

Accounts receivable increased principally due to the increased level of sales during the six-month period leading up to December 31, 2019 as compared with the sales during the period leading up to June 30, 2019. We did not offer any extended Traditional segment customer payment terms during the six months ended December 31, 2019; however, we may offer these terms from time to time, which may not immediately increase liquidity as a result of current-period sales. We believe our competitors and other vendors in the wholesale jewelry industry have expanded their use of extended payment terms and, in aggregate, we believe that through our use of extended payment terms, we provide a competitive response in our market and that our net sales have been favorably impacted. We are unable to estimate the impact of this program on our net sales, but if we ceased providing extended payment terms in select instances, we believe we would not be competitive for some Traditional segment customers in the marketplace and that our net sales and profits would likely decrease.

We manufactured approximately $5.86 million in finished jewelry and $6.85 million in loose jewels, which includes the cost of the loose jewels and the purchase of precious metals and labor in connection with jewelry production, during the six months ended December 31, 2019. We expect our purchases of precious metals and labor to increase as we increase our finished jewelry business. In addition, the price of gold has increased significantly over the past decade, resulting in higher retail price points for gold jewelry. Because the market price of gold and other precious metals is beyond our control, the upward price trends could continue and have a negative impact on our operating cash flow as we manufacture finished jewelry.

Historically, our raw material inventories of SiC crystals had been purchased under exclusive supply agreements with a limited number of suppliers. Because the supply agreements restricted the sale of these crystals exclusively to us, the suppliers negotiated minimum purchase commitments with us that, when combined with reduced sales levels during prior periods in which the purchase commitments were in effect, have resulted in levels of inventories that are higher than we might otherwise maintain. As of December 31, 2019 and June 30, 2019, $25.10 million and $21.82 million, respectively, of our inventories were classified as long-term assets. Loose jewel sales and finished jewelry that we manufacture will utilize both the finished goods loose jewels currently on-hand and, as we deplete certain shapes and sizes, our on-hand raw material SiC crystals of $3.73 million and new raw material that we are purchasing pursuant to the Supply Agreement.

Our inventory principally comprises the following two types of materials: (i) new material that has been produced since September 2015 to the present, which is the raw materials for our Forever OneTM and Moissanite by Charles & Colvard® products with colorless and near colorless gemstones, or New Material; and (ii) legacy material that was produced through the period ended August 2015, which is the raw materials for our Forever ClassicTM, Forever Brilliant® and lower grade gemstones, or Legacy Material. Of our total inventory as of December 31, 2019, 82% of the total inventory was New Material, while 18% was Legacy Material, as compared to percentages of total inventory of 79% of New Material and 21% of Legacy Material at June 30, 2019. We are actively selling Legacy Material jewelry through our omni-channel strategy in such outlets as third-party online marketplaces, drop-ship retailers, and pure-play retailers.

A more detailed description of our inventories is included in Note 5 to our condensed consolidated financial statements in Item 1, “Financial Statements”, of this Quarterly Report on Form 10-Q.

On December 12, 2014, we entered into the Supply Agreement with Cree. Under the Supply Agreement, subject to certain terms and conditions, we agreed to exclusively purchase from Cree, and Cree agreed to exclusively supply, 100% of our required SiC materials in quarterly installments that must equal or exceed a set minimum order quantity. The initial term of the Supply Agreement was scheduled to expire on June 24, 2018, unless extended by the parties. Effective June 22, 2018, the Supply Agreement was amended to extend the expiration date to June 25, 2023. The Supply Agreement, as amended, also provides for the exclusive production of our premium moissanite product, Forever One™ and to provide us with one option, subject to certain conditions, to unilaterally extend the term of the Supply Agreement for an additional two-year period following the expiration of the initial term. In addition, the Supply Agreement was amended further to establish a process by which Cree may begin producing alternate SiC material based on our specifications that will give us the flexibility to use the materials in a broader variety of our products, as well as to permit us to purchase certain amounts of SiC materials from third parties under limited conditions. Our total purchase commitment under the Supply Agreement, as amended, until June 2023 is approximately $52.95 million, of which approximately $39.00 million remains to be purchased as of December 31, 2019.

During the six months ended December 31, 2019, we purchased approximately $4.98 million of SiC crystals from Cree. Going forward, we expect to use existing cash and cash equivalents and access to other working capital resources, including but not limited to the issuance of equity securities, together with future cash expected to be provided by operating activities and, if necessary, our White Oak Credit Facility, to finance our purchase commitment under the Supply Agreement, as amended.

As of December 31, 2019, we had approximately $102,000 of remaining federal income tax credits that expire between 2020 and 2021 and all of which can be carried forward to offset future income taxes. As of December 31, 2019, we also had a federal tax net operating loss carryforward of approximately $23.39 million expiring between 2030 and 2037, which can be used to offset against future federal taxable income; North Carolina tax net operating loss carryforwards of approximately $20.20 million expiring between 2023 and 2033; and various other state tax net operating loss carryforwards expiring between 2021 and 2034, which can be used to offset against future state taxable income.

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

As of December 31, 2019, we had not borrowed against the White Oak Credit Facility.

We believe that our existing cash and cash equivalents and access to other working capital resources, including but not limited to the issuance of equity securities, together with future cash expected to be provided by operating activities, will be sufficient to meet our working capital and capital expenditure needs over the next twelve months. Our future capital requirements and the adequacy of available funds will depend on many factors, including our rate of sales growth; the expansion of our sales and marketing activities; the timing and extent of raw materials and labor purchases in connection with loose jewel production to support our moissanite jewels business and precious metals and labor purchases in connection with jewelry production to support our finished jewelry business; the timing of capital expenditures; and the risk factors described in more detail in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, and in Part I, Item 1A of our 2019 Annual Report. Currently, we have the White Oak Credit Facility that we believe would mitigate these risks to our cash and liquidity position. Also, we may make investments in, or acquisitions of, complementary businesses, which could also require us to seek additional equity or debt financing.

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

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. During the three months ended December 31, 2019, we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have previously relied on our patent rights and other intellectual property rights to maintain our competitive position. Our current U.S. product and method patents for moissanite jewels expired in 2015 and most of our patents in foreign jurisdictions expired in 2016 with only one in Mexico remaining (which expires in 2021). However, we have certain trademarks and pending trademark applications that support our moissanite branding strategy. Additionally, we have certain pending and issued design patents that we believe, if approved, will differentiate our products in the gemstone and jewelry industry. Notwithstanding the foregoing, since the expiration of our patents we have noted new providers of moissanite and competitive products entering the market. However, as we experienced ourselves, achieving the capacity to consistently produce a high-quality moissanite product at mass scale requires a careful balance of SiC-specific faceting skills and a well-tuned global supply chain.

In addition, today’s consumers demand transparency from and high visibility into the brands they choose to align with and purchase from. As our pending patent rights and other pending intellectual property rights are approved, we will continue to rely on these patents and our carefully-executed brand awareness and digital marketing campaigns to build our consumer relationships and maintain our competitive position going forward. We are dedicating significant resources to digital advertising through services such as Google AdWords. The effectiveness and cost of our digital advertising has varied over time and may vary in the future due to competition for key search terms, changes in search engine use, and changes in the search algorithms used by major search engines. If our digital marketing campaign is not sufficiently effective, we are unable to successfully build strong brands for our moissanite jewels and finished jewelry featuring moissanite, or competition grows faster than expected, we may not have commercially meaningful protection for our products or a commercial advantage against our competitors or their competitive products or processes, which may have a material adverse effect on our business, results of operations, and financial condition.

We are subject to certain risks due to our international operations, distribution channels and vendors. We have continued to expand our direct international sales operations, with international net sales accounting for approximately 13% and 10% of total consolidated net sales during Fiscal 2019 and the six-month period ended December 31, 2019, respectively. We also currently have numerous international wholesale distributors and retail sales channels covering portions of Canada, the UK, Western Europe, Australia and New Zealand, Southeast Asia, the Middle East, and the Greater China Region. In addition, we use certain companies based outside the U.S. to facet our moissanite jewels and to manufacture finished jewelry. We plan to continue to increase marketing and sales efforts and anticipate expanding our direct international sales in addition to continuing to serve international distributors. Any international expansion plans we choose to undertake will increase the complexity of our business, require attention from management and other personnel and cause additional strain on our operations, financial resources and our internal financial control and reporting functions. Further, our expansion efforts may be unsuccessful as we have limited experience selling our products in certain international markets and in conforming to the local cultures, standards or policies necessary to successfully compete in those markets. In addition, we may have to compete with retailers that have more experience with local markets. Our ability to expand and succeed internationally may also be limited by the demand for our products, the ability to successfully transact in foreign currencies, the ability of our brand to resonate with consumers globally and the adoption of online or Internet commerce in these markets. Different privacy, censorship and liability standards and regulations, and different intellectual property laws in foreign countries may also prohibit expansion into such markets or cause our business and results of operations to suffer. Through our planned international expansion and our continued reliance on development of foreign markets and use of foreign vendors, we are subject to the risks of conducting business outside of the U.S.

These risks include the following:

•
the adverse effects on U.S.-based companies operating in foreign markets that might result from war; terrorism; changes in diplomatic, trade, or business relationships (including labor disputes); or other political, social, religious, or economic instability;

•
an outbreak of a contagious disease, such as coronavirus, which may cause us or our distributors, vendors and/or customers to temporarily suspend our or their respective operations in the affected city or country;

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

•	longer payment cycles and greater difficulty in collecting accounts receivable;
•	our reliance on third-party carriers for product shipments to our customers;
•	risk of theft of our products during shipment;
•	limited payment, shipping and insurance options for us and our customers;
•	difficulties in obtaining export, import or other business licensing requirements;
•	customs and import processes, costs or restrictions;
•	the potential difficulty of enforcing agreements with foreign customers and suppliers; and
•	the complications related to collecting receivables through a foreign country’s legal or banking system.

In particular, there is currently significant uncertainty about the future relationship between the U.S. and various other countries, with respect to trade policies, treaties, government regulations, and tariffs. For example, the recent imposition of tariffs and/or changes in tariffs on various products by the U.S. and other countries, including China and Canada, have introduced greater uncertainty with respect to trade policies and government regulations affecting trade between the U.S. and other countries, and new and/or increased tariffs have subjected, and may in the future subject, us to additional costs and expenditure of resources. Major developments in trade relations, including the imposition of new or increased tariffs by the U.S. and/or other countries, and any emerging nationalist trends in specific countries could alter the trade environment and consumer purchasing behavior which, in turn, could have a material effect on our financial condition and results of operations. While the U.S. and China recently signed a “phase one” trade deal on January 15, 2020 to reduce planned increases to tariffs, concerns over the stability of bilateral trade relations remain. In addition, the UK’s exit from the European Union on January 31, 2020, known as Brexit, and the ongoing negotiations of the future trading relationship between the UK and the European Union during the transition period set to end December 31, 2020 have yet to provide clarity on what the outcome will be for the UK or Europe. Changes related to Brexit could subject us to heightened risks in that region, including disruptions to trade and free movement of goods, services and people to and from the UK, disruptions to the workforce of our business partners, increased foreign exchange volatility with respect to the British pound and additional legal, political and economic uncertainty. If these actions impacting our international distribution and sales channels result in increased costs for us or our international partners, such changes could result in higher costs to us, adversely affecting our operations, particularly as we expand our international presence.

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

101
The following materials from Charles & Colvard, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2019 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Changes in Shareholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARLES & COLVARD, LTD.

	By:	/s/ Suzanne Miglucci
February 6, 2020		Suzanne Miglucci
President and Chief Executive Officer

	By:	/s/ Clint J. Pete
February 6, 2020		Clint J. Pete
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)