Form 10-Q
period 2020-03-31
CHARLES & COLVARD LTD
filed 2020-05-22
CIK 1015155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

As of May 15, 2020, there were 28,981,910 shares of the registrant’s common stock, no par value per share, outstanding.

CHARLES & COLVARD, LTD.

FORM 10-Q
For the Quarterly Period Ended March 31, 2020

EXPLANATORY NOTE

On March 25, 2020, the Securities and Exchange Commission issued an order under Section 36 of the Securities Exchange Act of 1934, as amended (Release No. 34-88465) (the “Order”), which provides conditional relief to public companies that are unable to timely comply with their filing obligations as a result of the novel coronavirus (“COVID-19”) pandemic. Due to circumstances related to COVID-19, Charles & Colvard, Ltd. (the “Company,” “we,” “us,” or “our”) filed a Current Report on Form 8-K on May 4, 2020 to report that it was postponing the filing date of its Quarterly Report on Form 10-Q for the third quarter ended March 31, 2020 (the “Third Quarter Report”) in reliance on the Order.

We have experienced significant disruptions to our business and operations as a result of the COVID-19 pandemic. In particular, we have furloughed approximately 50% of our employees, and COVID-19 restrictions have limited access to our corporate offices and required our corporate personnel, including our legal and accounting staff. These restrictions have, in turn, slowed the completion of our quarterly review process, including evaluating the various impacts of COVID-19 on our financial statements, and the preparation of the Third Quarter Report. Accordingly, we have relied on the Order to postpone the filing of our Third Quarter Report to provide us with additional time to develop and process our financial information as well as prepare additional required disclosures related to COVID-19.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020 (unaudited)	June 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$11,869,028	$12,465,483
Restricted cash	32,287	541,062
Accounts receivable, net	1,646,429	1,962,471
Inventory, net	5,315,227	11,909,792
Prepaid expenses and other assets	1,240,905	989,559
Total current assets	20,103,876	27,868,367
Long-term assets:
Inventory, net	26,354,155	21,823,928
Property and equipment, net	1,057,375	1,026,098
Intangible assets, net	165,946	97,373
Operating lease right-of-use assets	684,039	-
Other assets	52,812	330,615
Total long-term assets	28,314,327	23,278,014
TOTAL ASSETS	$48,418,203	$51,146,381

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,126,035	$3,372,172
Operating lease liabilities	618,299	-
Accrued expenses and other liabilities	1,098,283	1,325,608
Total current liabilities	5,842,617	4,697,780
Long-term liabilities:
Noncurrent operating lease liabilities	349,424	-
Deferred rent	-	236,745
Accrued income taxes	7,454	6,214
Total long-term liabilities	356,878	242,959
Total liabilities	6,199,495	4,940,739
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, no par value; 50,000,000 shares authorized; 28,981,910 and 28,027,569 shares issued and outstanding at March 31, 2020 and June 30, 2019, respectively	54,342,864	54,342,864
Additional paid-in capital	25,635,104	24,488,147
Accumulated deficit	(37,759,260)	(32,625,369)
Total shareholders’ equity	42,218,708	46,205,642
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$48,418,203	$51,146,381

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Net sales	$6,491,048	$7,902,242	$24,758,559	$24,636,409
Costs and expenses:
Cost of goods sold	9,171,932	4,150,229	18,579,069	13,110,185
Sales and marketing	2,518,732	1,912,484	7,909,289	5,900,501
General and administrative	994,254	1,042,048	3,547,441	3,517,004
Research and development	-	-	-	1,422
Total costs and expenses	12,684,918	7,104,761	30,035,799	22,529,112
(Loss) Income from operations	(6,193,870)	797,481	(5,277,240)	2,107,297
Other income (expense):
Interest income	39,425	-	146,182	-
Interest expense	(116)	(287)	(535)	(985)
Loss on foreign currency exchange	(206)	(209)	(1,058)	(311)
Other expense	-	-	-	(13)
Total other income (expense)	39,103	(496)	144,589	(1,309)
(Loss) Income before income taxes	(6,154,767)	796,985	(5,132,651)	2,105,988
Income tax (expense) benefit	(493)	17,099	(1,240)	7,565
Net (loss) income	$(6,155,260)	$814,084	$(5,133,891)	$2,113,553

Net (loss) income per common share:
Basic	$(0.21)	$0.04	$(0.18)	$0.10
Diluted	(0.21)	0.04	(0.18)	0.10

Weighted average number of shares used in computing net (loss) income per common share:
Basic	28,656,910	21,537,636	28,625,723	21,486,692
Diluted	28,656,910	21,752,043	28,625,723	21,733,616

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Nine Months Ended March 31, 2020
	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance at June 30, 2019	28,027,569	$54,342,864	$24,488,147	$(32,625,369)	$46,205,642
Issuance of common stock, net of offering costs	630,500	-	932,480	-	932,480
Stock-based compensation	-	-	212,380	-	212,380
Issuance of restricted stock	325,000	-	-	-	-
Retirement of restricted stock	(1,159)	-	-	-	-
Net income	-	-	-	207,319	207,319
Balance at September 30, 2019	28,981,910	$54,342,864	$25,633,007	$(32,418,050)	$47,557,821
Stock-based compensation	-	-	146,725	-	146,725
Net income	-	-	-	814,050	814,050
Balance at December 31, 2019	28,981,910	$54,342,864	$25,779,732	$(31,604,000)	$48,518,596
Stock-based compensation	-	-	(144,628)	-	(144,628)
Net loss	-	-	-	(6,155,260)	(6,155,260)
Balance at March 31, 2020	28,981,910	$54,342,864	$25,635,104	$(37,759,260)	$42,218,708

	Nine Months Ended March 31, 2019
	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance at June 30, 2018	21,705,173	$54,243,816	$14,962,071	$(34,900,836)	$34,305,051
Stock-based compensation	-	-	71,176	-	71,176
Retirement of restricted stock	(109,604)	-	-	-	-
Stock option exercises	2,500	3,480	(1,229)	-	2,251
Net income	-	-	-	109,904	109,904
Balance at September 30, 2018	21,598,069	$54,247,296	$15,032,018	$(34,790,932)	$34,488,382
Stock-based compensation	-	-	171,906	-	171,906
Net income	-	-	-	1,189,565	1,189,565
Balance at December 31, 2018	21,598,069	$54,247,296	$15,203,924	$(33,601,367)	$35,849,853
Stock-based compensation	-	-	126,571	-	126,571
Issuance of restricted stock	129,500	-	-	-	-
Net income	-	-	-	814,084	814,084
Balance at March 31, 2019	21,727,569	$54,247,296	$15,330,495	$(32,787,283)	$36,790,408

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(5,133,891)	$2,113,553
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	366,322	355,812
Stock-based compensation	214,477	369,653
Provision for (Recovery of) uncollectible accounts	151,000	(944)
Provision for sales returns	108,000	89,000
Inventory write-off	5,620,991	377,000
Provision for accounts receivable discounts	6,416	9,149
Changes in operating assets and liabilities:
Accounts receivable	50,626	241,069
Inventory	(3,556,653)	(2,250,702)
Prepaid expenses and other assets, net	326,146	(1,226)
Accounts payable	753,863	(279,644)
Deferred rent	-	(116,156)
Accrued income taxes	1,240	15,584
Accrued expenses and other liabilities	(480,075)	716,288
Net cash (used in) provided by operating activities	(1,571,538)	1,638,436

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(394,825)	(337,271)
Payments for intangible assets	(71,347)	(56,666)
Net cash used in investing activities	(466,172)	(393,937)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of offering costs	932,480	-
Stock option exercises	-	2,251
Net cash provided by financing activities	932,480	2,251

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(1,105,230)	1,246,750
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	13,006,545	3,393,186
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$11,901,315	$4,639,936

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$535	$985
Cash paid during the period for taxes	$2,050	$5,065

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

Basis of Presentation and Principles of Consolidation – The accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, the unaudited statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results for the three and nine months ended March 31, 2020 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2020.

The condensed consolidated financial statements as of and for the three and nine months ended March 31, 2020 and 2019 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of June 30, 2019 is derived from the audited consolidated financial statements as of that date. The accompanying statements should be read in conjunction with the audited financial statements and related notes contained in the Company’s Annual Report on Form 10-K (the “2019 Annual Report”) for the fiscal year ended June 30, 2019 filed with the SEC on September 6, 2019.

The accompanying condensed consolidated financial statements as of and for the three and nine months ended March 31, 2020 and 2019, and as of the fiscal year ended June 30, 2019, include the accounts of the Company and its wholly owned subsidiaries charlesandcolvard.com, LLC; Charles & Colvard Direct, LLC; and Charles & Colvard (HK) Ltd., the Company’s Hong Kong subsidiary, which was re-activated in December 2017. Charles & Colvard Direct, LLC, had no operating activity during the nine-month periods ended December 31, 2020 or 2019. Charles & Colvard (HK) Ltd. previously became dormant in the second quarter of 2009 and has had no operating activity since 2008. All intercompany accounts have been eliminated.

Significant Accounting Policies – In the opinion of the Company’s management, the Company’s significant accounting policies used for the three and nine months ended March 31, 2020, are consistent with those used for the fiscal year ended June 30, 2019. Accordingly, please refer to Note 2 to the Consolidated Financial Statements in the 2019 Annual Report for the Company’s significant accounting policies.

Use of Estimates – The future effects of the COVID-19 pandemic on the Company’s results of operations, cash flows, and financial position are unclear. The preparation of financial statements presented herein are prepared in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates impacting the Company’s condensed consolidated financial statements relate to valuation and classification of inventories, accounts receivable reserves, deferred tax assets, uncertain tax positions, and revenue recognition. Actual results could differ materially from those estimates.

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

The reconciliation of cash, cash equivalents, and restricted cash, as presented on the Condensed Consolidated Statements of Cash Flows, consists of the following as of the dates presented:

	March 31, 2020	June 30, 2019
Cash and cash equivalents	$11,869,028	$12,465,483
Restricted cash	32,287	541,062
Total cash, cash equivalents, and restricted cash	$11,901,315	$13,006,545

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

In August 2018, the Financial Accounting Standards Board (the “FASB”) issued additional guidance in connection with accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The updated guidance is effective for fiscal years beginning after December 15, 2019. The Company is finalizing its analysis, but currently believes the effect of the adoption of this new pronouncement is not expected to be material to the Company’s financial statements.

In December 2019, the FASB issued guidance on simplifying the accounting for income taxes that is intended to reduce the complexity while maintaining or improving the usefulness of tax disclosure information in financial statements. The new guidance is effective for fiscal years beginning after December 15, 2020. The Company does not expect the impact of the new guidance to have a material impact to the Company’s financial statements.

In March 2020, in response to concerns about structural risks of interbank offered rates (“IBORs”), and, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”), the FASB issued new guidance to ease the burden in accounting for or recognizing the effects of referenced interest rate reform on financial reporting. The new guidance is effective as of March 12, 2020 through December 31, 2022. As described in more detail in Note 10, “Line of Credit”, borrowings under the Company’s line of credit are based on a rate equal to the one-month LIBOR. As of March 31, 2020, the Company had not borrowed against its line of credit, and therefore, is not subject to recognizing or disclosing any effect of referenced rate reform as of March 31, 2020.

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

The Company evaluates the financial performance of its segments based on net sales; product line gross profit, or the excess of product line sales over product line cost of goods sold; and operating income. The Company’s product line cost of goods sold is defined as product cost of goods sold, excluding non-capitalized expenses from the Company’s manufacturing and production control departments, comprising personnel costs, depreciation, leases, utilities, and corporate overhead allocations; freight out; inventory write-offs; and other inventory adjustments, comprising costs of quality issues, and damaged goods.

The Company allocates certain general and administrative expenses between its Online Channels segment and its Traditional segment based on net sales and number of employees to arrive at segment operating income. Unallocated expenses remain in its Traditional segment.

Summary financial information by reportable segment is as follows:

	Three Months Ended March 31, 2020
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$2,922,439	$557,729	$3,480,168
Loose jewels	915,818	2,095,062	3,010,880
Total	$3,838,257	$2,652,791	$6,491,048

Product line cost of goods sold
Finished jewelry	$1,286,865	$302,636	$1,589,501
Loose jewels	395,999	1,116,050	1,512,049
Total	$1,682,864	$1,418,686	$3,101,550

Product line gross profit
Finished jewelry	$1,635,574	$255,093	$1,890,667
Loose jewels	519,819	979,012	1,498,831
Total	$2,155,393	$1,234,105	$3,389,498

Operating loss	$(332,837)	$(5,861,033)	$(6,193,870)

Depreciation and amortization	$49,333	$82,686	$132,019

Capital expenditures	$34,250	$39,347	$73,597

	Three Months Ended March 31, 2019
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$3,189,083	$768,978	$3,958,061
Loose jewels	973,799	2,970,382	3,944,181
Total	$4,162,882	$3,739,360	$7,902,242

Product line cost of goods sold
Finished jewelry	$1,303,914	$329,465	$1,633,379
Loose jewels	435,050	1,471,133	1,906,183
Total	$1,738,964	$1,800,598	$3,539,562

Product line gross profit
Finished jewelry	$1,885,169	$439,513	$2,324,682
Loose jewels	538,749	1,499,249	2,037,998
Total	$2,423,918	$1,938,762	$4,362,680

Operating income	$502,675	$294,806	$797,481

Depreciation and amortization	$52,806	$72,993	$125,799

Capital expenditures	$725	$51,168	$51,893

	Nine Months Ended March 31, 2020
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$11,044,107	$2,732,403	$13,776,510
Loose jewels	2,584,534	8,397,515	10,982,049
Total	$13,628,641	$11,129,918	$24,758,559

Product line cost of goods sold
Finished jewelry	$4,739,488	$1,517,037	$6,256,525
Loose jewels	1,067,062	4,326,093	5,393,155
Total	$5,806,550	$5,843,130	$11,649,680

Product line gross profit
Finished jewelry	$6,304,619	$1,215,366	$7,519,985
Loose jewels	1,517,472	4,071,422	5,588,894
Total	$7,822,091	$5,286,788	$13,108,879

Operating income (loss)	$62,591	$(5,339,831)	$(5,277,240)

Depreciation and amortization	$131,356	$234,966	$366,322

Capital expenditures	$245,175	$149,650	$394,825

	Nine Months Ended March 31, 2019
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$9,662,737	$2,047,218	$11,709,955
Loose jewels	3,039,410	9,887,044	12,926,454
Total	$12,702,147	$11,934,262	$24,636,409

Product line cost of goods sold
Finished jewelry	$4,050,505	$1,110,541	$5,161,046
Loose jewels	1,357,084	5,068,277	6,425,361
Total	$5,407,589	$6,178,818	$11,586,407

Product line gross profit
Finished jewelry	$5,612,232	$936,677	$6,848,909
Loose jewels	1,682,326	4,818,767	6,501,093
Total	$7,294,558	$5,755,444	$13,050,002

Operating income	$1,393,013	$714,284	$2,107,297

Depreciation and amortization	$123,945	$231,867	$355,812

Capital expenditures	$63,576	$273,695	$337,271

The Company does not allocate any assets to the reportable segments, and, therefore, no asset information is reported to the chief operating decision maker or disclosed in the financial information for each segment.
A reconciliation of the Company’s product line cost of goods sold to cost of goods sold as reported in the condensed consolidated financial statements is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Product line cost of goods sold	$3,101,550	$3,539,562	$11,649,680	$11,586,407
Non-capitalized manufacturing and production control expenses	286,722	375,901	1,104,241	1,029,669
Freight out	153,081	126,438	425,433	429,227
Inventory write-off	5,471,992	325,000	5,620,991	377,000
Other inventory adjustments	158,587	(216,672)	(221,276)	(312,118)
Cost of goods sold	$9,171,932	$4,150,229	$18,579,069	$13,110,185

The Company recognizes sales by geographic area based on the country in which the customer is based. Sales to international end consumers made through the Company’s transactional website, charlesandcolvard.com, are included in international sales for financial reporting purposes. During periods prior to the quarter ended December 31, 2018, sales to international end consumers made through charlesandcolvard.com were included in U.S. sales because during those prior periods products were shipped and invoiced to a U.S.-based intermediary that assumed all international shipping and credit risks. Currently, sales to international end consumers are made directly by the Company’s own transactional website. A portion of the Company’s Traditional segment sales made to international wholesale distributors represents products sold internationally that may be re-imported to U.S. retailers. All intangible assets, as well as property and equipment, as of March 31, 2020 and June 30, 2019, are held and located in the United States.

The following presents net sales by geographic area:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Net sales
United States	$6,153,787	$6,991,720	$22,560,974	$21,684,906
International	337,261	910,522	2,197,585	2,951,503
Total	$6,491,048	$7,902,242	$24,758,559	$24,636,409

4.	FAIR VALUE MEASUREMENTS

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

Assets that are measured at fair value on a non-recurring basis include property and equipment, leasehold improvements, and intangible assets comprising patents, license rights, and trademarks. These items are recognized at fair value when they are considered to be impaired. For the nine months ended March 31, 2020 and 2019, no impairment was recorded.

5.	INVENTORIES

The Company’s total inventories, net of reserves, consisted of the following as of the dates presented:

	March 31, 2020	June 30, 2019
Finished jewelry:
Raw materials	$813,440	$643,797
Work-in-process	750,142	487,680
Finished goods	6,097,180	6,332,533
Finished goods on consignment	2,400,394	1,867,549
Total finished jewelry	$10,061,156	$9,331,559
Loose jewels:
Raw materials	$3,954,750	$3,806,681
Work-in-process	10,478,542	10,384,143
Finished goods	6,880,947	9,878,691
Finished goods on consignment	211,987	203,535
Total loose jewels	21,526,226	24,273,050
Total supplies inventory	82,000	129,111
Total inventory	$31,669,382	$33,733,720

As of the dates presented, the Company’s total inventories, net of reserves, are classified as follows:

	March 31, 2020	June 30, 2019
Short-term portion	$5,315,227	$11,909,792
Long-term portion	26,354,155	21,823,928
Total	$31,669,382	$33,733,720

The Company’s work-in-process inventories include raw SiC crystals on which processing costs, such as labor and sawing, have been incurred; and components, such as metal castings and finished good moissanite jewels, that have been issued to jobs in the manufacture of finished jewelry. The Company’s moissanite jewel manufacturing process involves the production of intermediary shapes, called “preforms,” that vary depending upon the expected size and shape of the finished jewel. To maximize manufacturing efficiencies, preforms may be made in advance of current finished inventory needs but remain in work-in-process inventories. As of March 31, 2020 and June 30, 2019, work-in-process inventories issued to active production jobs approximated $1.81 million and $1.23 million, respectively.

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

The Company’s inventories are stated at the lower of cost or net realizable value on an average cost basis. Each accounting period the Company evaluates the valuation and classification of inventories including the need for potential adjustments to inventory-related reserves, which also include significant estimates by management. As a result of the deterioration of marketability of the Company’s legacy inventory, management determined that the inventory has lost its revenue-generating ability and the net realizable value of this inventory has fallen below that of its historical carrying cost. The Company has recognized the loss in net realizable value in the current period ended March 31, 2020, for its legacy material inventory, i.e., boules, work-in-process gemstones, finished gemstones, and gemstones set in finished jewelry, the carrying cost of which was approximately $5.26 million.

Included in cost of goods sold during the quarter ended March 31, 2020, is the write-off of approximately $5.26 million representing the carrying value of the Company’s legacy loose jewel inventory and finished jewelry inventory set with these legacy gemstones. The legacy material inventory comprised lower grade raw materials, or boules, work-in-process gemstones, loose finished gemstones and finished jewelry set with these legacy gemstones in precious metals. The legacy inventory raw materials were purchased and finished gemstone products were produced through the period ended August 2015. These gemstone products and finished jewelry items are known and marketed as the Company’s older Forever ClassicTM, Forever Brilliant®, and lower-grade gemstones.

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

The Company maintains a returns asset account and a refund liabilities account to record the effects of its estimated product returns and sales returns allowance. The Company’s returns asset and refund liabilities are updated at the end of each financial reporting period and the effect of such changes are accounted for in the period in which such changes occur.

The Company estimates anticipated product returns in the form of a refund liability based on historical return percentages and current period sales levels. The Company also accrues a related returns asset for goods expected to be returned in salable condition, less any expected costs to recover such goods, including return shipping costs that the Company may incur. As of March 31, 2020 and June 30, 2019, the Company’s refund liabilities balances were $854,000 and $746,000, respectively, and are included within accounts receivable, net, in the accompanying condensed consolidated balance sheets. As of March 31, 2020 and June 30, 2019, the Company’s returns asset balances were $356,000 and $279,000, respectively, and are included within prepaid expenses and other assets in the accompanying condensed consolidated balance sheets.

7.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities, current, consist of the following as of the dates presented:

	March 31, 2020	June 30, 2019
Accrued compensation and related benefits	$624,476	$760,324
Accrued sales tax	268,366	286,864
Deferred rent	-	156,306
Accrued cooperative advertising	82,125	73,033
Other	123,316	49,081
Total accrued expenses and other liabilities	$1,098,283	$1,325,608

8.	INCOME TAXES

The Company recognized a net income tax expense of approximately $500 and a net income tax benefit of approximately $17,000, respectively, related to estimated taxes, penalties, and interest associated with uncertain tax positions for the three months ended March 31, 2020 and 2019, and a net income tax expense of approximately $1,000 and a net income tax benefit of approximately $8,000, respectively, also related to estimated taxes, penalties, and interest associated with uncertain tax positions for the nine months ended March 31, 2020 and 2019.

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. As of March 31, 2020 and June 30, 2019, management determined that sufficient negative evidence continued to exist to conclude it was uncertain that the Company would have sufficient future taxable income to utilize its deferred tax assets. Therefore, the Company continued to maintain a full valuation allowance against its deferred tax assets as of March 31, 2020 and June 30, 2019.

9.	COMMITMENTS AND CONTINGENCIES

Lease Arrangements

On December 9, 2013, the Company entered into a Lease Agreement, as amended on December 23, 2013 and April 15, 2014 (the “Lease Agreement”), for its corporate headquarters, which occupies approximately 36,350 square feet of office, storage and light manufacturing space and is classified as an operating lease for financial reporting purposes. The base term of the Lease Agreement expires on October 31, 2021 and the terms of the Lease Agreement contain no early termination provisions. Provided there is no outstanding uncured event of default under the Lease Agreement, the Company has two options to extend the lease term for a period of five years under each option. The Company’s option to extend the term of the Lease Agreement must be exercised in writing on or before 270 days prior to expiration of the then-current term. If the options are exercised, the monthly minimum rent for each of the extended terms will be adjusted to the then prevailing fair market rate.

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

The Company has no other material operating leases and is not party to leases that would qualify for classification as a finance lease, variable lease, or short-term lease.

As of March 31, 2020, the Company’s balance sheet classifications of its leases are as follows:

Operating Leases:
Noncurrent operating lease ROU assets	$684,039

Current operating lease liabilities	$618,299
Noncurrent operating lease liabilities	349,424
Total operating lease liabilities	$967,723

The Company’s total operating lease cost was approximately $117,000 and $352,000, respectively, for the three- and nine-month periods ended March 31, 2020. The Company’s total rent expense was approximately $133,000 and $390,000, respectively, for the three- and nine-month periods ended March 31, 2019.

As of March 31, 2020, the Company’s estimated incremental borrowing rate used and assumed discount rate with respect to operating leases was 7.14% and the remaining operating lease term was 1.58 years.

As of March 31, 2020, the Company’s remaining future payments under operating leases for each fiscal year ending June 30 are as follows:

2020	$157,520
2021	642,997
2022	219,723
Total lease payments	1,020,240
Less: imputed interest	(52,517)
Present value of lease payments	967,723
Less: current lease obligations	618,299
Total long-term lease obligations	$349,424

The Company makes cash payments for amounts included in the measurement of its lease liabilities. During the three and nine months ended March 31, 2020, cash paid for operating leases was approximately $172,000 and $500,000, respectively, and there were no new ROU assets obtained in exchange for new operating lease liabilities.

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

The Company’s total purchase commitment under the Supply Agreement until June 2023 is approximately $52.95 million, of which approximately $36.51 million remains to be purchased as of March 31, 2020. Over the life of the Supply Agreement, as amended, the Company’s future minimum annual purchase commitments of SiC crystals range from approximately $10 million to $12 million each year.

During the nine months ended March 31, 2020, the Company purchased approximately $7.47 million of SiC crystals from Cree pursuant to the terms of the Supply Agreement, as amended. During the nine months ended March 31, 2019, the Company purchased approximately $6.67 million of SiC crystals from Cree.

COVID-19

During the third quarter of the Company’s fiscal year ending June 30, 2020, or Fiscal 2020, the global outbreak of the coronavirus disease 2019, known as COVID-19, was declared a pandemic by the World Health Organization, or the WHO, and a national emergency by the U.S. Government, and has negatively affected the U.S. and global economies. In response to this pandemic, federal, state, county and local governments and public health organizations and authorities around the world have implemented a variety of measures intended to control the spread of the virus, including quarantines, “stay-at-home” orders, travel restrictions, school closures, business limitations and closures, social distancing and hygiene requirements. These measures have adversely affected workforces, customers, economies and global supply chains, and resulted in significant travel and transport restrictions – all of which have combined to lead to an economic downturn. It has also disrupted the normal operations of many businesses, including that of the Company’s. In early 2020 in the Asia Pacific region and during the Company’s quarter ended March 31, 2020 globally, the pandemic and related governmental and business responses began to have an adverse effect on the Company’s operations, supply chains, distribution channels, and consumer buying behaviors. Cumulatively, these things also impacted the net realizable value and marketability of the Company’s legacy inventory, which was subsequently written-off. The overall impacts of the COVID-19 pandemic include following:

•
Across the Company’s supply chain, it has experienced instances of suppliers temporarily closing their operations, delaying order fulfillment or limiting their production. Where applicable, the Company utilized alternative supply arrangements with partners whose businesses are not under stay-at-home orders or whose production came back online. However, the Company and its suppliers remain subject to ongoing changes to governmental closure requirements that may have a long-term impact on its supply chain and ability to produce gemstones and finished jewelry for sale.

•
In the Company’s Online Channels segment, its transactional website charlesandcolvard.com remained open under restricted fulfillment capabilities. However, a quickly rising unemployment rate combined with consumer uncertainty and lack of  confidence began reducing website traffic and conversions in March 2020. Beginning in March 2020, the Company maintained limited shipping functions with support from third-party production and fulfillment partners. The Company was also able to support only a certain level of active products on marketplaces and drop-ship partner websites such as Macys.com, Helzberg.com, Overstock.com, ShopHQ.com and more. This ongoing e-commerce presence was restricted to available stock and the limited production capacity of functioning suppliers. Until stay-at-home orders are fully lifted and business resumes to pre-pandemic levels across the Company’s entire supply chain, its Online Channels segment will continue to be adversely impacted by the pandemic.

•
In the Company’s Traditional segment, brick and mortar customers began closing their stores to foot traffic in March 2020. The Company also experienced instances of distributors, whose businesses rely on sales into retail organizations, reducing or closing their operations. These adverse effects impacted the Company’s ability to maintain significant levels of sales through its wholesale customers. In addition, trade shows and industry events have been preemptively cancelled for the critical production season leading up to the calendar year-end 2020 holiday season. As a result, the Company’s selling activities have been significantly modified, and its ability to convert those activities into sales have been – and may continue to be – adversely impacted by the pandemic.

•
As global and U.S economic activity slowed in response to the COVID-19 pandemic, the Company experienced and anticipates ongoing constraints on its cash and working capital, including experiencing potential liquidity challenges. The impact of the pandemic has had – and is expected to continue having – an adverse effect on the Company’s operations and financial condition as revenues declined and, despite its cost-saving efforts, many business and operating expenses remained flat or continued to rise. Cash flow scrutiny will be crucial for the Company’s business in the months ahead as it anticipates seeing lower revenues resulting in less cash flow, along with delayed accounts receivable collections, as needs grow to step up payables to important suppliers. The Company expects to become much more nimble in managing its inventory levels given the uncertainty in the supply chain, which may also place further demands on working capital.

The Company believes that its management has taken swift and appropriate action designed to hedge against the overall impact that the pandemic may have on its business, to prepare for a recessionary environment that may follow, and to efficiently manage the business while maintaining adequate liquidity and maximum operating flexibility. The Company remains focused on three critical areas of wellbeing, including safeguarding the health and safety of its employees, streamlining operations while ensuring support of its brand and customers, and maintaining its financial strength and stability Given these uncertainties, these disruptions may have a material adverse impact on the Company’s future results of operations, financial condition, and liquidity.

Since the onset of the pandemic domestically, the Company has implemented the following measures:

•
Deployed a work-from-home option for its employees on March 13, 2020, and effective March 27, 2020, instituted a mandatory work-from-home policy for all, but essential, employees due to mandated stay-at-home orders by the State of North Carolina and local governmental authorities;

•
Suspended all hiring of employees, and furloughed approximately 50% of the Company’s employee workforce, starting April 13, 2020, with furloughed employees retaining their health and welfare benefits at no cost to them;

•	Extended new benefits to assist employees who participate in its 401(k) plan with additional distributions and new borrowing terms;

•
Implemented temporary salary and wage reductions for all employees, including a 25% reduction in salary for the President and Chief Executive Officer and a 15% reduction for each of the Chief Financial Officer and Chief Operating Officer;

•	Instituted a temporary 50% reduction in fees paid to the Company’s Board of Directors; and

•	Reduced non-payroll operating expenses, including decreased digital marketing spend and significantly reduced product development investments and travel expenditures.

Going forward, the Company also plans to take the following actions to further address the impact of the COVID-19 pandemic:

•
Actively renegotiating contracts with vendors and suppliers to amend commitments to size the Company’s supply with current demand and delivery terms with others to reduce the Company’s cost of goods and services;

•	Negotiating extended payment terms with select partners; and

•	Continuing to align variable expenses to match current sales trends.

10.	LINE OF CREDIT

On July 13, 2018, the Company and its wholly owned subsidiary, charlesandcolvard.com, LLC (collectively, the “Borrowers”), obtained a $5.00 million asset-based revolving credit facility (the “White Oak Credit Facility”) from White Oak. The White Oak Credit Facility may be used for general corporate and working capital purposes, including permitted acquisitions. The White Oak Credit Facility, which matures on July 13, 2021, is guaranteed by Charles & Colvard Direct, LLC, a wholly owned subsidiary of the Company. Under the terms of the White Oak Credit Facility, the Borrowers must maintain at least $500,000 in excess availability at all times. The White Oak Credit Facility contains no other financial covenants.

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

As of March 31, 2020, the Company had not borrowed against the White Oak Credit Facility.

The Company has applied, and been approved, for funds under the Paycheck Protection Program after the period end in the amount of $965,000. The application for these funds requires the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further requires the Company to take into account its current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on its future adherence to the forgiveness criteria.

A more detailed description of this subsequent event is included in Note 14, “Subsequent Event”.

11.	STOCK-BASED COMPENSATION

The following table summarizes the components of the Company’s stock-based compensation included in net (loss) income for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Employee stock options	$43,874	$57,534	$155,938	$172,281
Restricted stock awards	(188,502)	69,037	58,539	197,372
Totals	$(144,628)	$126,571	$214,477	$369,653

No stock-based compensation was capitalized as a cost of inventory during the three and nine months ended March 31, 2020 and 2019.

Stock Options

The following is a summary of the stock option activity for the nine months ended March 31, 2020:

	Shares	Weighted Average Exercise Price
Outstanding, June 30, 2019	2,523,638	$1.39
Granted	255,387	$1.39
Forfeited	(50,005)	1.00
Expired	(189,425)	$1.18
Outstanding, March 31, 2020	2,539,595	$1.40

The total fair value of stock options that vested during the nine months ended March 31, 2020 was approximately $180,000.

The following table summarizes information about stock options outstanding at March 31, 2020:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Balance as of 3/31/2020	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 3/31/2020	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 3/31/2020	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
2,539,595	6.53	$1.40	2,157,958	6.13	$1.44	2,483,853	6.49	$1.41

As of March 31, 2020, the unrecognized stock-based compensation expense related to unvested stock options was approximately $182,000, which is expected to be recognized over a weighted average period of approximately 18 months.

The aggregate intrinsic value of stock options outstanding, exercisable, and vested or expected to vest at March 31, 2020 was $0. If there was an aggregate intrinsic value, this amount would be before applicable income taxes and would represent the closing market price of the Company’s common stock at March 31, 2020 less the grant price, multiplied by the number of stock options that had a grant price that is less than the closing market price. This amount would also represent the amount that would have been received by the optionees had these stock options been exercised on that date. No stock options were exercised during the nine months ended March 31, 2020. During the nine months ended March 31, 2019, the aggregate intrinsic value of stock options exercised was approximately $300.

Restricted Stock

The following is a summary of the restricted stock activity for the nine months ended March 31, 2020:

	Shares	Weighted Average Grant Date Fair Value
Unvested, June 30, 2019	129,500	$1.07
Granted	325,000	$1.57
Vested	(128,341)	$1.07
Canceled	(1,159)	$1.07
Unvested, March 31, 2020	325,000	$1.57

The unvested restricted shares as of March 31, 2020 are all performance-based restricted shares that are scheduled to vest, subject to achievement of the underlying performance goals, in July 2020. As of March 31, 2020, the estimated unrecognized stock-based compensation expense related to unvested restricted shares subject to achievement of performance goals was approximately $510,000. However, pursuant to the estimated success rates related to the performance-based criteria of the restricted shares, none of the compensation expense related to the unvested shares is expected to be recognized during the year ending June 30, 2020. Accordingly, estimated quantity of awards for which it is probable that performance conditions will be achieved was reevaluated during the current period ended March 31, 2020 to reflect the adjusted estimated compensation expense for the unvested restricted shares subject to achievement of the underlying performance goals. This reevaluation related to the restricted stock awards resulted in a year-to-date reduction of stock compensation expense that was recognized in the current period.

Dividends

The Company has paid no cash dividends during the current fiscal year through March 31, 2020.

12.	NET (LOSS) INCOME PER COMMON SHARE

Basic net (loss) income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the periods. Diluted net income per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. Common equivalent shares consist of stock options and unvested restricted shares that are computed using the treasury stock method. Anti-dilutive stock awards consist of stock options that would have been anti-dilutive in the application of the treasury stock method.

The following table reconciles the differences between the basic and diluted net (loss) income per share presentations:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Numerator:
Net (loss) income	$(6,155,260)	$814,084	$(5,133,891)	$2,113,553

Denominator:
Weighted average common shares outstanding:
Basic	28,656,910	21,537,636	28,625,723	21,486,692
Effect of dilutive securities	-	214,407	-	246,924
Diluted	28,656,910	21,752,043	28,625,723	21,733,616

Net (loss) income per common share:
Basic	$(0.21)	$0.04	$(0.18)	$0.10
Diluted	$(0.21)	$0.04	$(0.18)	$0.10

For the three- and nine-month periods ended March 31, 2020, stock options to purchase approximately 2.54 million shares were excluded from the computation of diluted net loss per common share because the effect of inclusion of such amounts would be anti-dilutive to net loss per common share. For the three- and nine-month periods ended March 31, 2019 stock options to purchase approximately 2.49 million shares, and 2.46 million shares, respectively, were excluded from the computation of diluted net income per common share for each respective financial reporting period then ended because the exercise price of the stock options was greater than the average market price of the common shares. Unvested restricted stock is excluded from the computation of diluted net income per common share as the shares are performance-based and the underlying conditions have not been met as of the periods presented.

13.	MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and restricted cash and trade accounts receivable. At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurable limits of $250,000 per depositor at each financial institution. The Company has never experienced any losses related to these balances. Non-interest-bearing amounts on deposit in excess of FDIC insurable limits at March 31, 2020 approximated $2.12 million.

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

The following is a summary of customers that represent 10% or more of total gross accounts receivable as of the dates presented:
	March 31, 2020	June 30, 2019
Customer A	20%	* %
Customer B	19%	13%
Customer C	16%	25%
Customer D	** %	15%

* Customer A did not have individual balances that represented 10% or more of total gross accounts receivable as of June 30, 2019.
** Customer D did not have individual balances that represented 10% or more of total gross accounts receivable as of March 31, 2020.

A significant portion of sales is derived from certain customer relationships. The following is a summary of customers that represent greater than or equal to 10% of total net sales for the periods presented:

	Three Months Ended March 31,			Nine Months Ended March 31,
	2020	2019		2020	2019
Customer A	11%	*	%	* %	* %
Customer B	11%	**	%	13%	10%
Customer C	15%	12%		14%	14%

* Customer A did not have net sales that represented 10% or more of total net sales for the three months ended March 31, 2019 and the nine months ended March 31, 2020 and 2019.
** Customer B did not have net sales that represented 10% or more of total net sales for the three months ended March 31, 2019.

14.	SUBSEQUENT EVENT

In April 2020, the Company applied for a loan pursuant to the Paycheck Protection Program under the CARES Act, as administered by the U.S. Small Business Administration (the “SBA”). The application was approved on May 3, 2020 for the principal amount of $965,000 (the “PPP Loan”), but the PPP Loan has not yet been disbursed to the Company. There is no guarantee that the Company will receive the principal amount of the PPP Loan.

Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, and covered utilities during the measurement period beginning on the date of first disbursement of the PPP Loan. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100,000, prorated annually. Not more than 25% of the forgiven amount can be attributable to non-payroll costs. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on its future adherence to the forgiveness criteria.

As permitted by the CARES Act, the Company is also deferring payment of the employer’s share of Social Security tax payable currently to the federal government. The deferred employment tax over the measurement period is payable over the next two years - with half of the required amount to be paid by December 31, 2021 and the other half by December 31, 2022. In addition, the CARES Act provides that existing alternative minimum tax, or AMT, credit carryforwards are now eligible for acceleration and refundable AMT credits are to be completely refunded to companies for taxable years beginning in 2019, or by election, taxable years beginning in 2018. Accordingly, the Company has elected to have the AMT tax completely refunded and has filed a tentative refund claim for the remaining AMT tax credit. Therefore, the remaining balance of the Company’s AMT credit refund in the amount of approximately $270,000 will be completely refundable with the filing of the Company’s Fiscal 2020 federal income tax return. The full amount of the Company’s AMT credit refund has been classified as current as of the quarter ended March 31, 2020. The Company continues to monitor future developments and interpretations of the CARES Act for any material impacts on its future results of operations, financial position, and liquidity.

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

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future. You should be aware that although the forward-looking statements included herein represent management’s current judgment and expectations, our actual results may differ materially from those projected, stated, or implied in these forward-looking statements as a result of many factors including, but not limited to, the following:

•	Our business, financial condition and results of operations could continue to be adversely affected by an ongoing COVID-19 pandemic and related global economic conditions.
•	Our future financial performance depends upon increased consumer acceptance, growth of sales of our products, and operational execution of our strategic initiatives.
•	The execution of our business plans could significantly impact our liquidity.
•	Our business and our results of operations could be materially adversely affected as a result of general and economic conditions.
•	We face intense competition in the worldwide gemstone and jewelry industry.
•	The financial difficulties or insolvency of one or more of our major customers or their lack of willingness and ability to market our products could adversely affect results.
•	We are subject to certain risks due to our international operations, distribution channels and vendors.
•	Our business and our results of operations could be materially adversely affected as a result of our inability to fulfill orders on a timely basis.
•	We are currently dependent on a limited number of distributor and retail partners in our Traditional segment for the sale of our products.
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
•
Our anticipated loan, or the PPP Loan, pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, as administered by the U.S. Small Business Administration, or the SBA may not be forgiven or may subject us to challenges and investigations regarding qualification for the loan.

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

About Charles & Colvard

Charles & Colvard, Ltd., a North Carolina corporation founded in 1995 (which may be referred to as Charles & Colvard, we, us, or our), manufactures, markets and distributes Charles & Colvard Created Moissanite® (which we refer to as moissanite or moissanite jewels) and finished jewelry featuring our proprietary moissanite gemstone for sale in the worldwide jewelry market. Our unique differentiator, moissanite – The World’s Most Brilliant Gem® – is core to our ambition to create a movement around beautiful, environmentally and socially responsible fine jewelry and fashion jewelry. Charles & Colvard is the originator of lab-created moissanite, and we believe that we are leading the way in delivering the premium moissanite brand through technological advances in gemstone manufacturing, cutting, polishing, and setting. By coupling what we believe to be unprecedented gemstones with responsibly sourced precious metals, we are delivering a uniquely positioned product line for the conscientious consumer.

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

COVID-19

During the third quarter of our fiscal year ending June 30, 2020, or Fiscal 2020, the global outbreak of the coronavirus disease 2019, known as COVID-19, was declared a pandemic by the World Health Organization, or the WHO, and a national emergency by the U.S. Government, and has negatively affected the U.S. and global economies. In response to this pandemic, federal, state, county and local governments and public health organizations and authorities around the world have implemented a variety of measures intended to control the spread of the virus, including quarantines, “stay-at-home” orders, travel restrictions, school closures, business limitations and closures, social distancing and hygiene requirements. These measures have adversely affected workforces, customers, economies and global supply chains, and resulted in significant travel and transport restrictions – all of which have combined to lead to an economic downturn. It has also disrupted the normal operations of many businesses, including ours. In early 2020 in the Asia Pacific region and during our quarter ended March 31, 2020 globally, the pandemic and related governmental and business responses began to have an adverse effect on our operations, supply chains, distribution channels, and consumer buying behaviors. Cumulatively, these things also impacted the net realizable value and marketability of our legacy inventory, which was subsequently written-off. The overall impacts of the COVID-19 pandemic include following:

•
Across our supply chain, we have experienced instances of suppliers temporarily closing their operations, delaying order fulfillment or limiting their production. Where applicable, we utilized alternative supply arrangements with partners whose businesses are not under stay-at-home orders or whose production came back online. However, we and our suppliers remain subject to ongoing changes to governmental closure requirements that may have a long-term impact on our supply chain and ability to produce gemstones and finished jewelry for sale.

•
In our Online Channels segment, our transactional website charlesandcolvard.com remained open under restricted fulfillment capabilities. However, a quickly rising unemployment rate combined with consumer uncertainty and lack of  confidence began reducing website traffic and conversions in March 2020. Beginning in March 2020, we maintained limited shipping functions with support from third-party production and fulfillment partners. We were also able to support only a certain level of active products on marketplaces and drop-ship partner websites such as Macys.com, Helzberg.com, Overstock.com, ShopHQ.com and more. This ongoing e-commerce presence was restricted to available stock and the limited production capacity of functioning suppliers. Until stay-at-home orders are fully lifted and business resumes to pre-pandemic levels across our entire supply chain, our Online Channels segment will continue to be adversely impacted by the pandemic.

•
In our Traditional segment, brick and mortar customers began closing their stores to foot traffic in March 2020, with tentative plans to re-open on a rolling schedule that may lead into the fall timeframe or later. We also experienced instances of distributors, whose businesses rely on sales into retail organizations, reducing or closing their operations. These adverse effects impacted our ability to maintain significant levels of sales through our wholesale customers. In addition, trade shows and industry events have been preemptively cancelled for the critical production season leading up to the calendar year-end 2020 holiday season. As a result, our selling activities have been significantly modified, and our ability to convert those activities into sales have been – and may continue to be – adversely impacted by the pandemic.

•
As global and U.S economic activity slowed in response to the COVID-19 pandemic, we experienced and anticipate ongoing constraints on our cash and working capital, including experiencing potential liquidity challenges. The impact of the pandemic has had – and is expected to continue having – an adverse effect on our operations and financial condition as revenues declined and, despite our cost-saving efforts, many business and operating expenses remained flat or continued to rise. Cash flow scrutiny will be crucial for our business in the months ahead as we anticipate seeing lower revenues resulting in less cash flow, along with delayed accounts receivable collections, as needs grow to step up payables to important suppliers. We expect to become much more nimble in managing our inventory levels given the uncertainty in the supply chain, which may also place further demands on working capital.

We believe that our management has taken swift and appropriate action designed to hedge against the overall impact that the pandemic may have on our business, to prepare for a recessionary environment that may follow, and to efficiently manage the business while maintaining adequate liquidity and maximum operating flexibility. We remain focused on three critical areas of wellbeing, including safeguarding the health and safety of our employees, streamlining operations while ensuring support of our brand and customers, and maintaining our financial strength and stability. Given these uncertainties, these disruptions may have a material adverse impact on our future results of operations, financial condition, and liquidity.

Since the onset of the pandemic domestically, we have implemented the following measures:

•
We deployed a work-from-home option for our employees on March 13, 2020, and effective March 27, 2020, instituted a mandatory work-from-home policy for all, but essential, employees due to mandated stay-at-home orders by the State of North Carolina and local governmental authorities;

•
We suspended all hiring of employees, and furloughed approximately 50% of our employee workforce, starting April 13, 2020, with furloughed employees retaining their health and welfare benefits at no cost to them;

•	We extended new benefits to assist employees who participate in our 401(k) plan with additional distribution and new borrowing terms;

•
We implemented temporary salary and wage reductions for all employees, including a 25% reduction in salary for the President and Chief Executive Officer and a 15% reduction for each of the Chief Financial Officer and Chief Operating Officer;

•	We instituted a temporary 50% reduction in fees paid to our Board of Directors; and

•	We reduced non-payroll operating expenses, including decreased digital marketing spend and significantly reduced product development investments and travel expenditures.

Going forward, we also plan to take the following actions to further address the impact of the COVID-19 pandemic:

•	We are actively renegotiating contracts with vendors and suppliers to amend commitments to size our supply with current demand and delivery terms with others to reduce our cost of goods and services;

•	We are negotiating extended payment terms with select partners; and

•	We are continuing to align variable expenses to match current sales trends.

Fiscal 2020 Financial Trends

The continued spread of COVID-19 has led to disruption and volatility in the global and U.S. economies, and, depending on future developments, could continue to adversely impact our operations and financial position. Our focus for the remainder of Fiscal 2020 is centered on the health of our brand on a global scale. As lab-created gemstones are being embraced by emerging generations, we will continue our quest to establish moissanite and our jewelry brand directly with consumers. We will execute on our key strategies with a continued commitment to spending judiciously and generating sustainable earnings improvement.

As we manage through these challenging times, we plan to remain highly focused on prudently managing the reach of our brand – both domestically and internationally – through select digital marketing initiatives that align with consumer engagement and demand. In prior years, we primarily directed our digital advertising spend to convert consumers whom we believed were already familiar with our brand or to customers for whom we had evidence were searching for the term moissanite. With the benefit of our June 2019 underwritten public offering, and in order to garner the attention of consumers not yet familiar with our brand but interested in the ethical appeal of lab-created gemstones or a value-priced bridal option, we shifted our resources and paid more attention to converting new prospects. However, in response to the global economic impact of the COVID-19 pandemic and its effect on consumer confidence and spending levels, we have narrowed our near-term digital advertising spend toward higher-converting, low marketing funnel activities. We believe that our long-term mission will ultimately be accomplished through our ability to remain fluid and shift brand awareness strategies that are sensitive to these ever-changing times.

We discuss our key strategies for Fiscal 2020 in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in our 2019 Annual Report.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which we prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities. “Critical accounting policies and estimates” are defined as those most important to the financial statement presentation and that require the most difficult, subjective, or complex judgments. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Under different assumptions and/or conditions, actual results of operations may materially differ. We have disclosed our critical accounting policies and estimates in our 2019 Annual Report, and that disclosure should be read in conjunction with this Quarterly Report on Form 10-Q. Except as set forth below, there have been no significant changes in our critical accounting policies and estimates during the first nine months of Fiscal 2020.

For a discussion regarding our adoption of the new lease accounting standard, effective July 1, 2019, see Note 2 to our condensed consolidated financial statements in Part I, Item 1, “Financial Statements”, of this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth certain consolidated statements of operations data for the three and nine months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Net sales	$6,491,048	$7,902,242	$24,758,559	$24,636,409
Costs and expenses:
Cost of goods sold	9,171,932	4,150,229	18,579,069	13,110,185
Sales and marketing	2,518,732	1,912,484	7,909,289	5,900,501
General and administrative	994,254	1,042,048	3,547,441	3,517,004
Research and development	-	-	-	1,422
Total costs and expenses	12,684,918	7,104,761	30,035,799	22,529,112
(Loss) Income from operations	(6,193,870)	797,481	(5,277,240)	2,107,297
Other income (expense):
Interest income	39,425	-	146,182	-
Interest expense	(116)	(287)	(535)	(985)
Loss on foreign currency exchange	(206)	(209)	(1,058)	(311)
Other expense	-	-	-	(13)
Total other income (expense)	39,103	(496)	144,589	(1,309)
(Loss) Income before income taxes	(6,154,767)	796,985	(5,132,651)	2,105,988
Income tax (expense) benefit	(493)	17,099	(1,240)	7,565
Net (loss) income	$(6,155,260)	$814,084	$(5,133,891)	$2,113,553

Consolidated Net Sales

Consolidated net sales for the three and nine months ended March 31, 2020 and 2019 comprise the following:

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2020	2019	Dollars	Percent	2020	2019	Dollars	Percent
Finished jewelry	$3,480,168	$3,958,061	$(477,893)	-12%	$13,776,510	$11,709,955	$2,066,555	18%
Loose jewels	3,010,880	3,944,181	(933,301)	-24%	10,982,049	12,926,454	(1,944,405)	-15%
Total consolidated net sales	$6,491,048	$7,902,242	$(1,411,194)	-18%	$24,758,559	$24,636,409	$122,150	0%

Consolidated net sales were $6.49 million for the three months ended March 31, 2020 compared to $7.90 million for the three months ended March 31, 2019, a decrease of $1.41 million, or 18%. Consolidated net sales were $24.76 million for the nine months ended March 31, 2020 compared to $24.64 million for the nine months ended March 31, 2019, an increase of $122,000, or 0.5%. The decrease in consolidated net sales for the three months ended March 31, 2020 and essentially flat consolidated net sales for the nine months ended March 31, 2020 were due primarily to the adverse impacts of the geopolitical unrest in Hong Kong in early 2020 which affected our international distributor market and the global outbreak of the COVID-19 pandemic. This pandemic has negatively affected the U.S. and global economies and has had a significant adverse impact on our worldwide sales and results of operations. Notwithstanding the impact of the COVID-19 pandemic, during the year-to-date period through March 31, 2020, we saw increased seasonal sales for both the calendar year-end holiday and Valentine’s Day. We also witnessed increased consumer awareness for our moissanite products throughout the period. Our transactional website, charlesandcolvard.com, decreased 12% in net sales versus the year-ago quarter. Net sales through our cross-border trade, or CBT, platform decreased 15% versus the year-ago quarter. Despite sales pressures we experienced during the pandemic, these results were evidence of strong finished jewelry product net sales during the nine months ended March 31, 2020 in both our Online Channels segment and Traditional segment.

Sales of finished jewelry represented 54% and 56% of total consolidated net sales for the three and nine months ended March 31, 2020, respectively, compared to 50% and 48%, respectively, of total consolidated net sales for the corresponding periods of the prior year. For the three months ended March 31, 2020, finished jewelry sales were $3.48 million compared to $3.96 million for the corresponding period of the prior year, a decrease of approximately $478,000, or 12%.  Finished jewelry sales for the three-month period ended March 31, 2020 compared with the same period in the prior year were lower primarily as a result of the adverse impact of the COVID-19 pandemic and the resulting impact on consumer confidence and spending. For the nine months ended March 31, 2020, finished jewelry sales were $13.78 million compared to $11.71 million for the corresponding period of the prior year, an increase of approximately $2.07 million, or 18%. The increase in finished jewelry sales for the nine-month period ended March 31, 2020 was due primarily to higher finished jewelry retail sales in our Online Channels segment as well as increased sales of Forever One™ and Moissanite by Charles & Colvard® products in our Traditional segment during periods prior to the COVID-19 pandemic. Net sales of our Forever One™ finished jewelry and loose jewels represented 82% of total net sales for the three month-period ended March 31, 2020.

Sales of loose jewels represented 46% and 44% of total consolidated net sales for the three and nine months ended March 31, 2020, respectively, compared to 50% and 52%, respectively, of total consolidated net sales for the corresponding periods of the prior year. For the three months ended March 31, 2020, loose jewel sales were $3.01 million compared to $3.94 million for the corresponding period of the prior year, a decrease of $933,000, or 24%. For the nine months ended March 31, 2020, loose jewel sales were $10.98 million compared to $12.93 million for the corresponding period of the prior year, a decrease of $1.94 million, or 15%. The decrease for both the three and nine months ended March 31, 2020 was primarily a result of the adverse impact of the COVID-19 pandemic and the resulting impact on consumer confidence and spending. The decrease was also due to lower levels of loose jewel sales in our Online Channels segment and, in particular, lower levels of loose jewel sales through the international distribution network in our Traditional segment.

U.S. net sales accounted for approximately 95% and 91% of total consolidated net sales for the three and nine months ended March 31, 2020, respectively, compared to 88% of total consolidated net sales for each of the  corresponding periods in the prior year. U.S. net sales decreased $838,000, or 12%, during the three months ended March 31, 2020 from the corresponding period of the prior year primarily as a result of the adverse impact of the COVID-19 pandemic and the resulting impact on domestic consumer confidence and spending. U.S. net sales increased $876,000, or 4%, during the nine months ended March 31, 2020 from the corresponding period of the prior year primarily as a result of increased sales to U.S. customers during the periods prior to the impact of the COVID-19 pandemic in both our Online Channels segment and Traditional segment.

Our largest U.S. customer during the three months ended March 31, 2020 and 2019, accounted for 15% and 12%, respectively, of total consolidated net sales during each respective period. This same customer was also our largest customer during the nine months ended March 31, 2020 and 2019 and accounted for 14% of total consolidated net sales during both respective periods. Our two second largest U.S. customers during the three  months ended March 31, 2020, each accounted for 11% of total consolidated net sales during the period. Our second largest U.S. customer during the nine months ended March 31, 2020 and 2019 accounted for 13% and 10% of total consolidated net sales during each respective period. We expect that we will remain dependent on our ability, and that of our largest customers, to maintain and enhance retail and wholesale programs. A change in or loss of any of these customers or retailer relationships could have a material adverse effect on our results of operations.

International net sales accounted for approximately 5% and 9% of total consolidated net sales for the three and nine months ended March 31, 2020, respectively, compared to 12% of total consolidated net sales for both corresponding periods of the prior year. International net sales decreased 63% and 26% during the three and nine months ended March 31, 2020, respectively. International sales also decreased due to lower demand in our international distributor market resulting from the adverse impact of the geopolitical unrest in Hong Kong and the COVID-19 pandemic affecting the distributors we serve in the China and Hong Kong markets. Prior to the effects of the COVID-19 pandemic, the lower demand in our international distributor market was offset somewhat by growth in our direct-to-consumer presence internationally, while also seeing an increase in the number of CBT transactions in these periods reflecting increased direct-to-consumer sales from our Online Channels segment in international markets. In light of the ongoing global economic conditions, we continue to evaluate these and other potential distributors in international markets to determine the best long-term partners. As a result, and in light of the ongoing worldwide pandemic and international trade challenges, we expect our sales in these markets to continue to fluctuate significantly each reporting period.

We did not have an international customer account for 10% or more of total consolidated sales during the three and nine months ended March 31, 2020 or 2019. A portion of our international consolidated sales represents jewels sold internationally that may be re-imported to U.S. retailers.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the three and nine months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2020	2019	Dollars	Percent	2020	2019	Dollars	Percent
Product line cost of goods sold:
Finished jewelry	$1,589,501	$1,633,379	$(43,878)	-3%	$6,256,525	$5,161,046	$1,095,479	21%
Loose jewels	1,512,049	1,906,183	(394,134)	-21%	5,393,155	6,425,361	(1,032,206)	-16%
Total product line cost of goods sold	3,101,550	3,539,562	(438,012)	-12%	11,649,680	11,586,407	63,273	1%
Non-product line cost of goods sold	6,070,382	610,667	5,459,715	894%	6,929,389	1,523,778	5,405,611	355%
Total cost of goods sold	$9,171,932	$4,150,229	$5,021,703	121%	$18,579,069	$13,110,185	$5,468,884	42%

Total cost of goods sold was $9.17 million for the three months ended March 31, 2020 compared to $4.15 million for the three months ended March 31, 2019, a net increase of approximately $5.02 million, or 121%. Total cost of goods sold was $18.58 million for the nine months ended March 31, 2020 compared to $13.11 million for the nine months ended March 31, 2019, an increase of approximately $5.47 million, or 42%. Product line cost of goods sold is defined as product cost of goods sold in each of our Online Channels segment and Traditional segment excluding non-capitalized expenses from our manufacturing and production control departments, comprising personnel costs, depreciation, rent, utilities, and corporate overhead allocations; freight out; inventory write-offs; and other inventory adjustments, comprising costs of quality issues, and damaged goods.

The increase in cost of goods sold for the three and nine months ended March 31, 2020 compared to the same period in 2019 was primarily driven by a write-off of approximately $5.26 million representing the carrying value of our legacy loose jewel inventory and finished goods inventory set with these legacy gemstones. The legacy material inventory comprised lower grade raw materials, or boules, work-in-process gemstones, loose finished gemstones and finished jewelry set with these legacy gemstones in precious metals. The legacy inventory raw materials were purchased and finished gemstone products were produced through the period ended August 2015. These gemstone products and finished jewelry items are known and marketed as our older Forever ClassicTM, Forever Brilliant® and lower-grade gemstones.

Our primary international gemstone distributors, which historically have been the principal customer base for our legacy gemstone products are located in the Asia Pacific region of the world, primarily in China and Hong Kong. As a result of the recent geopolitical unrest in Hong Kong, coupled with the global impact of the COVID-19 pandemic, consumer confidence and spending in this region plummeted during the second and third quarters of Fiscal 2020. As a consequence of this, our marketability of these products suffered a sudden and complete deterioration over this same period.

The net increase in non-product line cost of goods sold for the three months ended March 31, 2020, comprises an unfavorable net change in inventory write-offs of approximately $5.15 million principally related to the write-off of the carrying cost of the Company’s legacy material inventory of $5.26 million offset by other inventory valuation adjustments related to lower increases in obsolescence reserves in the three months ended March 31, 2020. The net increase in non-product line cost of goods was also related to an approximate $375,000 favorable set of production standard cost variances during the three months ended March 31, 2019 that were not repeated in the current year as well as an approximate $27,000 increase in freight out in the same period due to higher shipment costs during the three months ended March 31, 2020. These increases in non-product line cost of goods were offset in part by an approximate $89,000 decrease in non-capitalized manufacturing and production control expenses principally due to the timing when work-in-process is received into inventory and overhead costs are allocated.

The net increase in non-product line cost of goods sold for the nine months ended March 31, 2020, comprises an unfavorable net change in inventory write-offs of approximately $5.24 million principally related to the write-off of the carrying cost of the Company’s legacy material inventory of $5.26 million offset by other immaterial inventory valuation adjustments related to lower increases in obsolescence reserves in the nine months ended March 31, 2020. The net increase in non-product line cost of goods was also related to an approximate $91,000 favorable set of production standard cost variances during the nine months ended March 31, 2019 that were not repeated in the current year as well as an approximate $75,000 increase in non-capitalized manufacturing and production control expenses principally due to the timing when work-in-process is received into inventory and overhead costs are allocated. These increases in non-product line cost of goods were offset in part by an approximate $4,000 decrease in freight out in the same period due to lower shipment costs during the nine months ended March 31, 2020.

For additional disclosure relating to non-product line cost of goods sold, see Note 3 to our condensed consolidated financial statements in Part I, Item 1, “Financial Statements”, of this Quarterly Report on Form 10-Q.

Sales and Marketing

Sales and marketing expenses for the three and nine months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2020	2019	Dollars	Percent	2020	2019	Dollars	Percent
Sales and marketing	$2,518,732	$1,912,484	$606,248	32%	$7,909,289	$5,900,501	$2,008,788	34%

Sales and marketing expenses were $2.52 million for the three months ended March 31, 2020 compared to $1.91 million for the three months ended March 31, 2019, an increase of approximately $606,000, or 32%. Sales and marketing expenses were $7.91 million for the nine months ended March 31, 2020 compared to $5.90 million for the nine months ended March 31, 2019, an increase of approximately $2.01 million, or 34%.

The increase in sales and marketing expenses for the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to a $452,000 increase in advertising and digital marketing expenses reflecting the activation of funds from our June 2019 underwritten public offering that we have deployed to expand brand awareness; a $128,000 increase in professional services fees principally comprising consulting services for cybersecurity and merchandise imaging; a $48,000 increase in general office-related expenses, which is primarily related to increased sales and use taxes and higher software maintenance agreement-related expenses; and a $35,000 increase in software-related costs principally in connection with maintenance agreements as well as other software-related agreements. These increases were partially offset by a $47,000 decrease in compensation-related expenses and $10,000 decrease in travel expenses as a result of  COVID-19 cost control measures.

The increase in advertising and digital marketing expenses for the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to a $290,000 increase in outside agency fees; a $149,000 increase in Internet marketing; and a $28,000 increase in cooperative advertising. These increases were partially offset by a $15,000 reduction in print media advertising. In response to the COVID-19 pandemic and the resulting ongoing impact on consumer confidence and spending, management drastically reduced advertising and digital marketing expenditures in mid-March 2020.

Compensation expenses for the three months ended March 31, 2020 compared to the same period in 2019 decreased primarily as a result of cost control measures implemented by management in connection with the COVID-19 pandemic and its effect on our operations that led to a $132,000 decrease in bonus expense and a $37,000 decrease in employee stock-based compensation expense. These decreases were partially offset by a $122,000 increase in salaries, commissions, and related employee benefits in the aggregate.

The increase in sales and marketing expenses for the nine months ended March 31, 2020 compared to the same period in 2019 was primarily due a $1.53 million increase in advertising and digital marketing expenses reflecting the activation of funds from our June 2019 underwritten public offering that we have deployed to expand brand awareness; a $201,000 increase in software-related costs principally in connection with maintenance agreements as well as other software-related agreements; a $151,000 increase in professional services fees principally comprising consulting services for cybersecurity and merchandise imaging; a $79,000 increase in compensation-related expenses; a $53,000 increase in general office-related expenses, which is primarily related to increased sales and use taxes and higher software maintenance agreement-related expenses; and a $12,000 net increase in all other sales and marketing related expenses. These increases were partially offset by a $19,000 decrease in travel expenses as a result of COVID-19 cost control measures.

The increase in advertising and digital marketing expenses for the nine months ended March 31, 2020 compared to the same period in 2019 was primarily due an $837,000 increase in Internet marketing; a $443,000 increase in outside agency fees; a $183,000 increase in cooperative advertising; and an $84,000 increase in promotional expenses, primarily related to sponsorship of a local professional sports team. These increases were partially offset by a $15,000 reduction in print media advertising. In response to the COVID-19 pandemic and the resulting ongoing impact on consumer confidence and spending, management drastically reduced advertising and digital marketing expenditures in mid-March 2020.

Compensation expenses for the nine months ended March 31, 2020 compared to the same period in 2019 increased primarily as a result of a $240,000 increase in salaries, commissions, and related employee benefits in the aggregate. This increase was partially offset by cost control measures implemented by management as a result of the COVID-19 pandemic and its effect on our operations that led to a $138,000 decrease in bonus expense and a $16,000 decrease in employee stock-based compensation expense; coupled with a $7,000 decrease in severance expense related to a terminated employee in the prior year.

General and Administrative

General and administrative expenses for the three and nine months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2020	2019	Dollars	Percent	2020	2019	Dollars	Percent
General and administrative	$994,254	$1,042,048	$(47,794)	-5%	$3,547,441	$3,517,004	$30,437	1%

General and administrative expenses were $994,000 for the three months ended March 31, 2020 compared to $1.04 million for the three months ended March 31, 2019, a decrease of approximately $48,000, or 5%. General and administrative expenses were $3.55 million for the nine months ended March 31, 2020 compared to $3.52 million for the nine months ended March 31, 2019, an increase of approximately $30,000, or 1%.

The decrease in general and administrative expenses for the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to a $300,000 decrease in compensation expenses; a $29,000 decrease in bank fees as a result of lower credit card sales transactions during the COVID-19 pandemic; a $9,000 decrease in board retainer fees as a result of the resignation of a director; and a $9,000 decrease in travel expenses also as a result of COVID-19 cost control measures. These decreases were partially offset by a $170,000 increase in bad debt expense associated with our allowance for doubtful accounts reserve policy in connection with delayed accounts receivable collections and increased concerns over collectability reflecting customer cash constraints during the COVID-19 pandemic; an $85,000 increase in professional services fees; a $25,000 increase in business franchise taxes and licenses, principally sales and use taxes; a $6,000 increase in rental expense; a $5,000 increase in depreciation and amortization expense; a $4,000 increase in insurance expenses; and a $4,000 net increase in all other general and administrative expenses.

Compensation expenses decreased for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to cost control measures implemented as a result of the COVID-19 pandemic and its effect on our operations that led to a $167,000 decrease in employee stock-based compensation expense and a $163,000 decrease in bonus expense. These decreases were offset in part by a $30,000 increase in salaries and related employee benefits in the aggregate.

Professional services fees increased for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to a $59,000 increase in consulting and other professional services primarily in connection with temporary accounting department support; an increase of $53,000 in legal fees associated with corporate governance matters; and a $3,000 increase in investor and public relations expenses. These increases were partially offset by a $30,000 decrease in accounting and audit fees from nonrecurring expenses associated with non-capitalized fees from our June 2019 underwritten public offering.

The increase in general and administrative expenses for the nine months ended March 31, 2020 compared to the nine-month period ended March 31, 2019 was primarily due to a $152,000 increase in bad debt expense associated with our allowance for doubtful accounts reserve policy in connection with delayed accounts receivable collections reflecting customer cash constraints during the COVID-19 pandemic; a $117,000 increase in professional services fees; a $5,000 increase in equipment-related rental expense; and a $1,000 increase in depreciation and amortization expense. These increases were partially offset by a $105,000 decrease in compensation expenses; a $52,000 decrease in business franchise taxes and licenses; a $40,000 decrease in bank fees as a result of lower credit card sales transactions during the COVID-19 pandemic; an $18,000 decrease in board retainer fees as a result of the resignation of a director; a $16,000 decrease in insurance expenses; an $11,000 decrease in travel expenses as a result of COVID-19 cost control measures; and a $3,000 net decrease in all other general and administrative expenses.

Professional services fees increased for the nine months ended March 31, 2020 compared to the nine-month period ended March 31, 2019 primarily due to an $85,000 increase in legal fees associated with corporate governance matters; a $28,000 increase in accounting services related to higher annual audit and tax fees, as well as fees associated with tax consulting services; and an $18,000 increase in investor and public relations expenses. These increases were partially offset by a $14,000 decrease in consulting and other professional services primarily in connection with nonrecurring accounting and financial reporting related consulting fees.

Compensation expenses decreased for the nine months ended March 31, 2020 compared to the nine-month period ended March 31, 2019 primarily due to cost control measures implemented as a result of the COVID-19 pandemic and its effect on our operations that led to a $108,000 decrease in bonus expense and a $98,000 decrease in employee stock-based compensation expense. These decreases were offset in part by a $101,000 increase in salaries and related employee benefits in the aggregate.

Loss on Foreign Currency Exchange

Loss on foreign currency exchange related to foreign sales transacted in functional currencies other than the U.S. dollar for the three and nine months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2020	2019	Dollars	Percent	2020	2019	Dollars	Percent
Loss on foreign currency exchange	$206	$209	$(3)	-1%	$1,058	$311	$747	*	%

* Not Meaningful

During the three and nine months ended March 31, 2020, we had international sales transactions denominated in currencies other than the U.S dollar that resulted in foreign currency exchange net losses. The increase in these losses for the nine months ended March 31, 2020, reflects the increased direct-to-consumer sales during periods prior to the COVID-19 pandemic from our Online Channels segment in international markets during the nine-month period ended March 31, 2020 compared with the same period in the prior fiscal year. Accordingly, also due to the COVID-19 pandemic, international direct-to-consumer sales transactions during the three months ended March 31, 2020 were essentially flat compared with the prior year period, and coupled with period-over-period foreign currency rate fluctuations, resulted in slightly lower foreign currency exchange net losses during the current year period.

Interest Income

Interest income for the three and nine months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2020	2019	Dollars	Percent	2020	2019	Dollars	Percent
Interest income	$39,425	$-	$39,425	100%	$146,182	$-	$146,182	100%

In June 2019, we completed an underwritten public offering of 6,250,000 shares of our common stock, which together with the partial exercise of the underwriters’ overallotment option for an additional 630,500 shares in July 2019, resulted in net proceeds of approximately $9.99 million. The net proceeds from this offering have been deposited into an interest-bearing account with a federally insured commercial bank. Accordingly, during the three and nine months ended March 31, 2020, we earned interest from cash on deposit in this interest-bearing account. We had no such interest-bearing amounts on deposit during the three and nine months ended March 31, 2019.

Provision for Income Taxes

We recognized a net income tax expense of approximately $500 and a net income tax benefit of approximately $17,000 for the three-month periods ended March 31, 2020 and 2019, respectively. We recognized a net income tax expense of approximately $1,000 and a net income tax benefit of approximately $8,000 for the nine-month periods ended March 31, 2020 and 2019, respectively. Income tax provisions in these periods primarily relate to estimated taxes, penalties, and interest associated with uncertain tax positions.

As of each reporting date, we consider new evidence, both positive and negative, that could impact our view with regard to future realization of deferred tax assets. Beginning in 2014, we determined that negative evidence outweighed the positive and established a full valuation allowance against our deferred tax assets, which we have continued to maintain as of March 31, 2020 and June 30, 2019.

Liquidity and Capital Resources

As the world continues to adapt to the COVID-19 pandemic and its effects on global economics and business operations, the outbreak of the coronavirus and the impact that the COVID-19 pandemic has had on the wider economy has placed unprecedented pressures on U.S. businesses including our own. The continued spread of  COVID-19 has also led to disruption and volatility in the global capital markets, which, depending on future developments, could adversely impact our capital resources and liquidity in the future.

We have become increasingly focused on potential liquidity issues and debt incurrence capacity. Accordingly, faced with the prospect of significantly declining cash flows, we evaluated the possibility of raising additional capital through loans, debt or access to other capital transactions. On March 27, 2020, the CARES Act was signed into law, which, along with earlier issued Internal Revenue Service guidelines, provides for deferral of certain taxes. The CARES Act, among other things, contains economic relief programs in the form of loans and grants for small businesses.

In April 2020, we applied for a PPP Loan pursuant to the Paycheck Protection Program under the CARES Act as administered by the SBA. The application was approved on May 3, 2020 for the principal amount of $965,000, but the PPP Loan has not yet been disbursed to us.  There is no guarantee that we will receive the principal amount of the PPP Loan.

Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, and covered utilities during the measurement period beginning on the date of first disbursement of the PPP Loan. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100,000, prorated annually. Not more than 25% of the forgiven amount can be attributable to non-payroll costs. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on our having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness.

On April 10, 2020, we also applied for capital relief pursuant to the Economic Injury Disaster Loan Program, or the EIDL Program, also under the CARES Act and administered by the SBA. To date, we have been notified by the SBA that our EIDL Program application is currently being processed and that we will be notified when there is a change to our application.

As permitted by the CARES Act, to enhance cash flow and to help maintain operations and fund current payroll requirements, we are also deferring payment of the employer’s share of Social Security tax payable currently to the federal government. The deferred employment tax for the measurement period is payable over the next two years - with half of the required amount to be paid by December 31, 2021 and the other half by December 31, 2022. In addition, the CARES Act provides that existing alternative minimum tax, or AMT, credit carryforwards are now eligible for acceleration and refundable AMT credits are to be completely refunded to companies for taxable years beginning in 2019, or by election, taxable years beginning in 2018. For us, this means the remaining balance of our AMT credit refund in the amount of approximately $270,000 will be completely refundable with the filing of our Fiscal 2020 federal income tax return. Accordingly, the full amount of our AMT credit refund has been classified as current as of the quarter ended March 31, 2020.

We also intend to take advantage of COVID-19 related tax credits for required paid leave provided by us. These eligible tax credits are determined by qualified emergency paid sick and expanded family and medical leave wages pursuant to the Families First Coronavirus Response Act, or the FFCRA. Under the FFCRA, we must provide employees with paid federal sick and expanded family and medical leave benefits for which we may be reimbursed by the government through payroll tax credits. Qualifying wages for tax credit purposes under the FFCRA are those paid to an employee who takes leave under the FFCRA for a qualifying reason, up to the applicable per diem and aggregate payment caps. Applicable tax credits also extend to the employer’s share of amounts paid or incurred to maintain a group health plan.

As a component of our liquidity and capital structure, we have an effective shelf registration statement on Form S-3 on file with the SEC which allows us to periodically offer and sell, individually or in any combination, shares of common stock, shares of preferred stock, warrants to purchase shares of common stock or preferred stock, and units consisting of any combination of the foregoing types of securities, up to a total of $25.00 million, of which approximately $13.99 million remains available after giving effect to our June 2019 public offering, including the impact of the partial exercise of the underwriters’ over-allotment option, described below. However, we may offer and sell no more than one-third of our public float (which is the aggregate market value of our outstanding common stock held by non-affiliates) in any 12-month period. Our ability to issue equity securities under the shelf registration statement is subject to market conditions, which are in turn, subject to the disruption and volatility being caused by the current COVID-19 pandemic.

On June 11, 2019, we completed an underwritten public offering of 6,250,000 newly issued shares of common stock, at a price to the public of $1.60 per share, pursuant to our effective shelf registration statement on Form S-3. Net proceeds from the offering were approximately $9.06 million, net of the underwriting discount and fees and expenses. Pursuant to the terms of the underwriting agreement entered into in connection with this offering, the underwriters were granted a 30-day option to buy up to an additional 937,500 shares of our common stock to cover over-allotments. Pursuant to the partial exercise of the underwriters’ over-allotment option, on July 3, 2019, we issued an additional 630,500 shares of our common stock at a price of $1.60 per share for net proceeds of approximately $932,000, net of the underwriting discount and fees and expenses of approximately $76,000. After giving effect to the partial exercise of the over-allotment option, we sold an aggregate of 6,880,500 shares of our common stock at a price of $1.60 per share with total gross proceeds of approximately $11.01 million, before deducting the underwriting discount and fees and expenses of approximately $1.02 million. During early Fiscal 2020, we began using the aggregate net proceeds of approximately $9.99 million from the offering for marketing and for general corporate and working capital purposes. However, in response to the COVID-19 pandemic and its impact on consumer confidence and spending, management drastically reduced related advertising and digital marketing expenditures in mid-March 2020.

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of March 31, 2020, our principal sources of liquidity were cash, cash equivalents, and restricted cash totaling $11.90 million, trade accounts receivable, net, of $1.65 million, and net current inventory of $5.32 million, as compared to cash, cash equivalents, and restricted cash totaling $13.01 million, trade accounts receivable, net, of $1.96 million, and net current inventory of $11.91 million as of June 30, 2019. As described more fully below, we also have a $5.00 million asset-based revolving credit facility with White Oak, or the White Oak Credit Facility.

During the nine months ended March 31, 2020, our working capital decreased by approximately $8.91 million to $14.26 million from $23.17 million at June 30, 2019. As described more fully below, the decrease in working capital at March 31, 2020 is primarily attributable to an increase in accounts payable, a decrease in our allocation of inventory from long-term to short-term, an increase in short-term operating lease liabilities resulting from the adoption of the new accounting standard as of July 1, 2019, and a decrease in accounts receivable. These factors were offset partially by a decrease in accrued expenses and other liabilities, an increase in prepaid expenses and other assets, and an increase in our cash, cash equivalents, and restricted cash resulting from cash provided by financing activities.

During the nine months ended March 31, 2020, approximately $1.57 million of cash was used by our operations. The primary drivers underlying our use of cash were the unfavorable effect of our net loss in the amount of $5.13 million; an increase in inventory of approximately $3.56 million resulting from lower quantities of inventory items sold as a result of lower period sales stemming from the impact of the COVID-19 pandemic; and a decrease in accrued expenses and other liabilities of $479,000. These factors were offset partially by a decrease in accounts payable of $754,000; an increase in prepaid expenses and other assets of $326,000; and a decrease in accounts receivable of $51,000. In addition, the net effect of the changes in combined non-cash items totaling $6.47 million also favorably impacted net cash used in operating activities during the nine months ended March 31, 2020.

Accounts receivable decreased principally due to decreased sales during the three months ended March 31, 2020, as a result of the effects that the COVID-19 pandemic and the impact that the global economy had on our Traditional segment customers. As a result of the COVID-19 pandemic, we offered extended Traditional segment customer payment terms beyond 90 days to certain credit-worthy customers during the three months ended March 31, 2020.  As a result of the ongoing impact of the pandemic on the global economy, the extension of these terms may not immediately increase liquidity as a result of ongoing current-period sales, which we expect to continue to be pressured due to the effects of the ongoing COVID-19 pandemic. In addition, we believe our competitors and other vendors in the wholesale jewelry industry have expanded their use of extended payment terms and, in aggregate, we believe that through our use of extended payment terms, we provide a competitive response in our market during the current global economic environment. We are unable to estimate the impact of these actions on our net sales, but if we ceased providing extended payment terms, we believe we would not be competitive for some Traditional segment customers in the marketplace during this time and that our net sales and profits would likely be adversely impacted.

We manufactured approximately $6.38 million in finished jewelry and $9.04 million in loose jewels, which includes the cost of the loose jewels and the purchase of precious metals and labor in connection with jewelry production, during the nine months ended March 31, 2020. We expect our purchases of precious metals and labor to fluctuate in conjunction with the levels of our finished jewelry business. In addition, the price of gold has increased significantly over the past decade, resulting in higher retail price points for gold jewelry. Because the market price of gold and other precious metals is beyond our control, the upward price trends could continue and have a negative impact on our operating cash flow as we manufacture finished jewelry.

Historically, our raw material inventories of SiC crystals had been purchased under exclusive supply agreements with a limited number of suppliers. Because the supply agreements restricted the sale of these crystals exclusively to us, the suppliers negotiated minimum purchase commitments with us that, when combined with reduced sales levels during prior periods in which the purchase commitments were in effect, have resulted in levels of inventories that are higher than we might otherwise maintain. As of March 31, 2020 and June 30, 2019, $26.35 million and $21.82 million, respectively, of our inventories were classified as long-term assets. Loose jewel sales and finished jewelry that we manufacture will utilize both the finished goods loose jewels currently on-hand and, as we deplete certain shapes and sizes, our on-hand raw material SiC crystals of $3.95 million and new raw material that we purchase pursuant to the Supply Agreement.

A more detailed description of our inventories is included in Note 5 to our condensed consolidated financial statements in Part I, Item 1, “Financial Statements”, of this Quarterly Report on Form 10-Q.

On December 12, 2014, we entered into the Supply Agreement with Cree. Under the Supply Agreement, subject to certain terms and conditions, we agreed to exclusively purchase from Cree, and Cree agreed to exclusively supply, 100% of our required SiC materials in quarterly installments that must equal or exceed a set minimum order quantity. The initial term of the Supply Agreement was scheduled to expire on June 24, 2018, unless extended by the parties. Effective June 22, 2018, the Supply Agreement was amended to extend the expiration date to June 25, 2023. The Supply Agreement, as amended, also provides for the exclusive production of our premium moissanite product, Forever One™ and to provide us with one option, subject to certain conditions, to unilaterally extend the term of the Supply Agreement for an additional two-year period following the expiration of the initial term. In addition, the Supply Agreement was amended further to establish a process by which Cree may begin producing alternate SiC material based on our specifications that will give us the flexibility to use the materials in a broader variety of our products, as well as to permit us to purchase certain amounts of SiC materials from third parties under limited conditions. Our total purchase commitment under the Supply Agreement, as amended, until June 2023 is approximately $52.95 million, of which approximately $36.51 million remains to be purchased as of March 31, 2020.

During the nine months ended March 31, 2020, we purchased approximately $7.47 million of SiC crystals from Cree. Going forward, we expect to use existing cash and cash equivalents and access to other working capital resources, including but not limited to the issuance of equity securities, together with future cash expected to be provided by operating activities and, if necessary, our White Oak Credit Facility, to finance our purchase commitment under the Supply Agreement, as amended.

As of March 31, 2020, we had approximately $102,000 of remaining federal income tax credits that expire between 2020 and 2021, and all of which can be carried forward to offset future income taxes. As of March 31, 2020, we also had a federal tax net operating loss carryforward of approximately $23.39 million expiring between 2030 and 2037, which can be used to offset against future federal taxable income; North Carolina tax net operating loss carryforwards of approximately $20.20 million expiring between 2023 and 2033; and various other state tax net operating loss carryforwards expiring between 2021 and 2034, which can be used to offset against future state taxable income.

On July 13, 2018, we and our wholly owned subsidiary, charlesandcolvard.com, LLC, collectively referred to as the Borrowers, obtained the $5.00 million asset-based revolving White Oak Credit Facility. The White Oak Credit Facility may be used for general corporate and working capital purposes, including permitted acquisitions. The White Oak Credit Facility, which matures on July 13, 2021, is guaranteed by Charles & Colvard Direct, LLC, another of our wholly owned subsidiaries. Under the terms of the White Oak Credit Facility, the Borrowers must maintain at least $500,000 in excess borrowing availability at all times. The White Oak Credit Facility contains no other financial covenants.

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

As of March 31, 2020, we had not borrowed against the White Oak Credit Facility. As a result of our diminished borrowing base, which is tied to our accounts receivable, our ability to draw down from the White Oak Credit Facility is currently restricted.

We believe that our existing cash and cash equivalents and access to other working capital resources, including but not limited to the availability of federal government economic relief programs pursuant to the CARES Act, including possible loans, the forgiveness of certain loans, the deferral of certain taxes, access to available tax-related considerations, the issuance of equity securities, together with future cash expected to be provided by operating activities, combined will be sufficient to meet our working capital and capital expenditure needs over the next twelve months. Our future capital requirements and the adequacy of available funds will depend on many factors, including the continued spread of COVID-19 that could lead to further disruption and volatility in the global capital markets as well as its impact on our rate of sales growth; the expansion of our sales and marketing activities; the timing and extent of raw materials and labor purchases in connection with loose jewel production to support our moissanite jewels business and precious metals and labor purchases in connection with jewelry production to support our finished jewelry business; the timing of capital expenditures; and the risk factors described in more detail in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, and in Part I, Item 1A of our 2019 Annual Report. Currently, we have the White Oak Credit Facility that we believe would help mitigate these risks to our cash and liquidity position. Also, we may make investments in, or acquisitions of, complementary businesses, which could also require us to seek additional equity or debt financing.

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

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting despite the fact that our corporate employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of COVID-19 on our internal control over financial reporting to minimize the impact on its design and operating effectiveness. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. During the three months ended March 31, 2020, we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 1A.	Risk Factors

We discuss in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 and our Quarterly Report on Form 10-Q for the quarter December 31, 2019 various risks that may materially affect our business. There have been no material changes to such risks, except as set forth below.

The COVID-19 pandemic and related global economic impacts have adversely affected our business and are expected to continue to adversely affect our business, financial condition and results of operations. The global outbreak of COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government in March 2020, and has negatively affected the U.S. and global economy. In response to this pandemic, federal, state, county and local governments and public health organizations and authorities around the world have implemented a variety of measures intended to control the spread of the virus including quarantines, “stay-at-home” orders, travel restrictions, school closures, business limitations and closures, social distancing and hygiene requirements. These measures have adversely affected workforces, customers, economies and global supply chains, and resulted in significant travel and transport restrictions – all of which have combined to lead to an economic downturn. It has also disrupted the normal operations of many businesses, including ours.

As a result of the COVID-19 pandemic, state and local governmental mandates have required a forced shutdown of our facility which may impact us for an extended period. In response, a significant number of our employees are currently working from home and we have furloughed 50% of our employees, materially impacting our productivity. This widespread outbreak could also adversely affect our workforce in terms of serious health issues and absenteeism, which could further materially impact our productivity. The pandemic has also interfered with general commercial activity related to our supply chain, including our raw material and components sources.  We have experienced widespread instances of suppliers temporarily closing their operations, delaying order fulfillment or limiting their production, impacting our ability to produce finished goods and deliver to our customers. In our Traditional segment, our brick-and-mortar customers began closing their stores to foot traffic in March, with tentative plans to re-open on a rolling schedule that may lead into the fall timeframe or later. We have also experienced widespread instances of distributors reducing or closing their operations, impacting our ability to maintain significant levels of sales through our wholesale sales customers. In addition, trade shows, industry events and product demonstrations have been preemptively cancelled for the critical production season leading up to the calendar year-end 2020 holiday season. As a result, our selling activities and our ability to convert those activities into sales have been, and we expect will continue to be, adversely impacted by the pandemic. In our Online Channels segment, our transactional website charlesandcolvard.com remains open, but is restricted to available stock and the limited production capacity of functioning suppliers. In addition, our ability to draw down from our existing credit facility with White Oak is currently restricted as a result of our diminished borrowing base, which is tied to our accounts receivable.

The extent to which the COVID-19 pandemic impacts us will depend on numerous evolving factors and future developments that are uncertain and that we are not able to predict at this time. These factors include: the severity of the virus; the duration and scope of the pandemic; governmental, business, individual and other actions taken in response to the pandemic; the effect on our suppliers and distributors, and disruptions to the global supply chain; the impact on economic activity; the extent and duration of the impact on Traditional segment partner confidence and order placements; the effect on consumer demand and their buying patterns for our products; the effect of any closures or other changes in operations of our and our suppliers’ and distributors’ facilities; the health of and the effect on our employees and our ability to meet staffing needs in our manufacturing and distribution facility and other critical functions, particularly if employees become ill, are quarantined as a result of exposure or are reluctant to show up for work; our ability to sell our products worldwide and provide customer support, including as a result of travel restrictions, work from home requirements and arrangements and other restrictions or changes in behavior or preferences for interactions; restrictions or disruptions to transportation, including reduced availability of ground, sea or air transport; the ability of our distributors, retailers, third party customers and consumers to pay for our products; the effect of the fair value measurement of certain assets or liabilities; and the effect on our ability to access capital, including government stimulus funds, on favorable terms and continue to meet our liquidity needs.
Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession that has occurred or may continue for the foreseeable future. The COVID-19 pandemic could also exacerbate or trigger other risks discussed in our 2019 Annual Report and subsequent Quarterly Reports on Form 10-Q, any of which could have a material and adverse effect on our business, results of operations and financial condition. We continue to monitor the pandemic, have actively implemented policies and procedures to address the current business and economic environment, and may adjust our current policies and procedures as more information and guidance become available to address the evolving situation.

Our anticipated PPP Loan may not be forgiven or may subject us to challenges and investigations regarding qualification for the loan. On May 3, 2020, our application for a PPP Loan was approved for the principal amount of $965,000 pursuant to the Paycheck Protection Program under the CARES Act, as administered by the SBA. Because the PPP Loan has not yet been disbursed to us, there is no guarantee that we will receive the principal amount of the PPP Loan. Assuming we receive the PPP Loan, pursuant to Section 1106 of the CARES Act we may apply for and be granted forgiveness for all or a portion of the PPP Loan. Such forgiveness will be determined, subject to limitations, based on the use of the loan proceeds for qualifying expenses, which include payroll costs, rent, and utility costs over the eight-week measurement period following receipt of the loan proceeds.

The SBA continues to develop and issue new and updated guidance regarding the Paycheck Protection Program loan application process, including guidance regarding required borrower certifications and requirements for forgiveness of loans made under the program. We continue to track the guidance as it is released and assess and re-assess various aspects of its application as necessary based on the guidance. However, given the evolving nature of the guidance and based on our projected ability to use the loan proceeds for qualifying expenses, we cannot give any assurance that the anticipated PPP Loan will be forgiven in whole or in part.

Additionally, the PPP Loan application required us to certify that the current economic uncertainty made the PPP Loan request necessary to support our ongoing operations. While we made this certification in good faith after analyzing, among other things, our financial situation and access to alternative forms of capital, and believe that we satisfied all eligibility criteria for the PPP Loan and that our anticipated receipt of the PPP Loan is consistent with the broad objectives of the Paycheck Protection Program of the CARES Act, the certification described above does not contain any objective criteria and is subject to interpretation. In addition, the SBA has stated that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith. The lack of clarity regarding loan eligibility under the program has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. If, despite our good faith belief that we satisfied all eligibility requirements for the PPP Loan, we are found to have been ineligible to receive the PPP Loan or in violation of any of the laws or regulations that apply to us in connection with the PPP Loan, including the False Claims Act, we may be subject to penalties, including significant civil, criminal and administrative penalties and could be required to repay the PPP Loan. In the event that we seek forgiveness of all or a portion of the anticipated PPP Loan, we will also be required to make certain certifications which will be subject to audit and review by governmental entities and could subject us to significant penalties and liabilities if found to be inaccurate. In addition, our anticipated receipt of the PPP Loan may result in adverse publicity and damage to our reputation, and a review or audit by the SBA or other government entity or claims under the False Claims Act could consume significant financial and management resources. Any of these events could harm our business, results of operations and financial condition.

Our failure to maintain compliance with Nasdaq’s continued listing requirements could result in the delisting of our common stock. Our common stock is currently listed on The Nasdaq Capital Market. In order to maintain this listing, we must satisfy minimum financial and other requirements. On March 24, 2020, we received a notification letter from Nasdaq’s Listing Qualifications Department indicating that we are not in compliance with Nasdaq Listing Rule 5550(a)(2), because the minimum bid price of our common stock on the Nasdaq Capital Market has closed below $1.00 per share for 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days to regain compliance with the minimum bid requirement; however, due to the market disruption caused by the ongoing COVID-19 pandemic, Nasdaq has tolled the requirement for meeting the minimum bid price until June 30, 2020. As such, we have until December 4, 2020, to achieve compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least ten consecutive business days before December 4, 2020.  If we do not regain compliance during this cure period, we expect that Nasdaq will provide written notification to us that our common stock will be delisted. At that time, we may appeal Nasdaq’s delisting determination to a Nasdaq hearing panel.

While we intend to engage in efforts to regain compliance, and thus maintain our listing, there can be no assurance that we will be able to regain compliance during the applicable time periods set forth above. If we fail to continue to meet all applicable Nasdaq Capital Market requirements in the future and Nasdaq determines to delist our common stock, the delisting could substantially decrease trading in our common stock; adversely affect the market liquidity of our common stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws; adversely affect our ability to obtain financing on acceptable terms, if at all; and may result in the potential loss of confidence by investors, suppliers, customers, and employees and fewer business development opportunities. Additionally, the market price of our common stock may decline further and shareholders may lose some or all of their investment.

Item 6.	Exhibits

The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description

10.1
Amendment to 2015 Employment Agreement, dated April 9, 2020, by and between Charles & Colvard, Ltd. and Suzanne Miglucci (incorporated herein by reference to Exhibit 10.1 to our Current report on Form 8-K, as filed with the SEC on April 9, 2020)

10.2
Amendment to 2017 Employment Agreement, dated April 9, 2020, by and between Charles & Colvard, Ltd. and Clint J. Pete (incorporated herein by reference to Exhibit 10.2 to our Current report on Form 8-K, as filed with the SEC on April 9, 2020)

10.3
Amendment to 2017 Employment Agreement, dated April 9, 2020, by and between Charles & Colvard, Ltd. and Don O’Connell (incorporated herein by reference to Exhibit 10.3 to our Current report on Form 8-K, as filed with the SEC on April 9, 2020)

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

101
The following materials from Charles & Colvard, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Changes in Shareholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARLES & COLVARD, LTD.

	By:	/s/ Suzanne Miglucci
May 21, 2020		Suzanne Miglucci
President and Chief Executive Officer

	By:	/s/ Clint J. Pete
May 21, 2020		Clint J. Pete
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)