Form 10-K
period 2020-06-30
CHARLES & COLVARD LTD
filed 2020-09-04
CIK 1015155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2020

OR

 ☐ Transition report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

For the transition period from_________ to__________

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
Yes ☐  No ☒

As of December 31, 2019, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant was $36,362,504 based on the closing sales price as reported on The Nasdaq Capital Market.

As of August 28, 2020, there were 28,965,660 shares of the registrant’s common stock, no par value per share, outstanding.

DOCUMENT INCORPORATED BY REFERENCE

Certain portions of the Proxy Statement for the registrant’s 2020 Annual Meeting of Shareholders to be held on November 19, 2020 are incorporated by reference into Part III of this Annual Report on Form 10-K.

CHARLES & COLVARD, LTD.

FORM 10-K
For the Fiscal Year Ended June 30, 2020

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

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future. You should be aware that although the forward-looking statements included herein represent management’s current judgment and expectations, our actual results may differ materially from those projected, stated, or implied in these forward-looking statements as a result of many factors including, but not limited to, (1) our business, financial condition and results of operations could continue to be adversely affected by an ongoing COVID-19 pandemic and related global economic conditions; (2) our future financial performance depends upon increased consumer acceptance, growth of sales of our products, and operational execution of our strategic initiatives; (3) the execution of our business plans could significantly impact our liquidity; (4) our business and our results of operations could be materially adversely affected as a result of general and economic conditions; (5) the financial difficulties or insolvency of one or more of our major customers or their lack of willingness and ability to market our products could adversely affect results; (6) we face intense competition in the worldwide gemstone and jewelry industry; (7) we are subject to certain risks due to our international operations, distribution channels and vendors; (8) our business and our results of operations could be materially adversely affected as a result of our inability to fulfill orders on a timely basis; (9) we are currently dependent on a limited number of distributor and retail partners in our Traditional segment for the sale of our products; (10) we rely on assumptions, estimates, and data to calculate certain of our key metrics and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business; (11) our failure to maintain compliance with The Nasdaq Stock Market’s continued listing requirements could result in the delisting of our common stock; (12) we may experience quality control  challenges from time to time that can result in lost revenue and harm to our brands and reputation; (13) seasonality of our business may adversely affect our net sales and operating income; (14) our operations could be disrupted by natural disasters; (15) our loan, pursuant to the Paycheck Protection Program, or the PPP Loan, under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, as administered by the U.S. Small Business Administration, or the SBA, may not be forgiven or may subject us to challenges and investigations regarding qualification for the loan; (16) we may not  be able to adequately protect our intellectual property, which could harm the value of our products and brands and adversely affect our business; (17) negative or inaccurate information on social media could adversely impact our brand and reputation; (18) we depend  on an exclusive supply agreement, or the Supply Agreement, with Cree, Inc., or Cree, for substantially all of our silicon carbide, or SiC, crystals, the raw materials we use to produce moissanite jewels; if our supply of high-quality SiC crystals is interrupted, our business may be materially harmed; (19) sales of moissanite jewelry could be dependent upon the pricing of precious metals, which is beyond our control; (20) our current customers may potentially perceive us as a competitor in the finished jewelry business; (21) if the e-commerce opportunity changes dramatically or if e-commerce technology or providers change their models, our results of operations may be adversely affected; (22) a failure of our information technology infrastructure or a failure to protect confidential information of our customers and our network against security breaches could adversely impact our business and operations; (23) if we fail to evaluate, implement, and integrate strategic acquisition or disposition opportunities successfully, our business may suffer; (24) governmental regulation and oversight might adversely impact our operations; and (25) some anti-takeover provisions of our charter documents may delay or prevent a takeover of our company, in addition to the other risks and uncertainties described in more detail in “Risk Factors” in Part I, Item 1A, of this Annual Report on Form 10-K. Forward-looking statements speak only as of the date they are made. We undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur except as required by the federal securities laws, and you are urged to review and consider disclosures that we make in the reports that we file with the Securities and Exchange Commission, or SEC, that discuss other factors relevant to our business.

PART I

Item 1.	Business

Overview

Our Mission

At Charles & Colvard, we believe that fine jewelry can be accessible, beautiful, and conscientious. With innovative technology and sustainable practices, our goal is to lead a revolution in the jewelry industry – delivering a brilliant product at extraordinary value balanced with environmental and social responsibility.

About Charles & Colvard

Charles & Colvard, Ltd., a North Carolina corporation founded in 1995 (which may be referred to as Charles & Colvard, we, us, or our), manufactures, markets and distributes Charles & Colvard Created Moissanite® (which we refer to as moissanite or moissanite jewels) and finished jewelry featuring our proprietary moissanite gemstone for sale in the worldwide jewelry market. Our unique differentiator, moissanite – The World’s Most Brilliant Gem® – is core to our ambition to create a movement around beautiful, environmentally and socially responsible fine jewelry and fashion jewelry. Charles & Colvard is the originator of lab-created moissanite, and we believe that we are leading the way in delivering the premium moissanite brand through technological advances in gemstone manufacturing, cutting, polishing, and setting. By coupling what we believe to be unprecedented lab-created gemstones with responsibly sourced precious metals, we are delivering a uniquely positioned product line for the conscientious consumer.

Our strategy is to build a globally revered and accessible brand of gemstones and finished jewelry that appeals to a wide consumer audience and leverages our advantage of being the original and leading worldwide source of moissanite. We believe a direct relationship with consumers is important to this strategy, which entails delivering tailored educational content, engaging in dialogue with our audience, and positioning our brand to meet the demands of today’s discerning consumer. In June 2019, we successfully completed an underwritten public offering of 6,250,000 shares of our common stock, which, together with the partial exercise of the underwriters’ over-allotment option for an additional 630,500 shares in July 2019, resulted in total gross proceeds of approximately $11.01 million, before deducting the underwriting discount and fees and expenses of approximately $1.02 million. The timing of this financing event was critical given the growing worldwide acceptance of lab-created gemstones with emerging generations of consumers. These proceeds, which we are using for marketing and for general corporate and working capital purposes, will enable us to focus efforts on expanding Charles & Colvard global brand awareness with our target consumer and further develop our global omni-channel sales.

We sell loose moissanite jewels and finished jewelry through two operating segments: our Online Channels segment, which encompasses our digital properties components, comprises our charlesandcolvard.com website, e-commerce outlets, including marketplaces, drop-ship customers, and other pure-play, exclusively e-commerce customers; and our Traditional segment, which consists of domestic and international distributors and retail customers.

We report segment information based on the “management” approach. This segment reporting approach designates the internal reporting used by management for making operating decisions and assessing performance as the source of our operating and reportable segments. For more information about our operating segments, see Note 3 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

We believe our expanding application of an omni-channel sales strategy across the jewelry trade and to the end consumer with accessible gemstones and value branded finished jewelry featuring Charles & Colvard moissanite positions our goods at the many touchpoints where consumers are when they are making their buying decisions – thereby creating greater exposure for our brand and increasing consumer demand.

COVID-19 Update

As COVID-19 continues to spread throughout the world, the ongoing global pandemic continues to prompt governments and businesses to maintain and, in some cases, extend unprecedented measures in response. Such measures have included federal, state, county and local governments, and public health organizations and authorities around the world implementing a variety of measures intended to control the spread of the virus, including quarantines, “stay-at-home” orders, travel restrictions, school closures, business limitations and closures, social distancing and hygiene requirements.

During February 2020, following the initial outbreak of the virus in China, the COVID-19 pandemic and related governmental and business responses began to have an adverse effect on our operations, supply chains, distribution channels, and consumer buying behaviors. Cumulatively, these things also impacted the net realizable value and marketability of our legacy inventory, which was subsequently written-off during our fiscal quarter ended March 31, 2020.

Governments in many parts of the world have begun to relax some of the previously imposed COVID-19 related measures and restrictions, and these areas have seen businesses and activities beginning to reopen, with the lives of those citizens beginning to return somewhat to pre-pandemic levels. However, many other parts of the world, including the U.S., are seeing signs that the virus is continuing to spread rapidly with unprecedented rates of infection and illness, and the cessation and relaxing of previously imposed business, travel, and social restrictions by these affected governments are, in some cases, being halted. Accordingly, in many parts of the U.S. we are seeing the reopening trends of our businesses, factories, schools, and retail outlets slowing and, in many instances, reversing altogether. We are also seeing significant and strict social distancing and public safety requirements, including facial coverings, imposed throughout the country. The COVID-19 pandemic and these ongoing measures and restrictions continue to adversely affect workforces, customers, economies, and global supply chains, and further result in significant travel and transport restrictions – all of which have combined to further lead to an ongoing worldwide economic downturn and a decrease in demand for our products. These actions and events continue to disrupt the normal operations of many businesses, including ours.

While we are gradually resuming operations, we are meeting consumer demand through our transactional website charlesandcolvard.com and across our omni-channel sales outlets including drop-ship partners such as Macys.com, Helzberg.com, Belk.com, and Overstock.com, through marketplaces such as Amazon.com, and supplying global wholesaler product needs. Consequently, we have begun seeing a rebound in demand for our products during our fourth fiscal quarter ended June 30, 2020. However, the COVID-19 pandemic has had a significant adverse impact on our business, results of operations, financial condition, and liquidity during the fiscal year ended June 30, 2020, or Fiscal 2020.

A detailed description of the actions we have taken, and are taking, in response to the COVID-19 pandemic is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our Market Opportunity

According to an August 2020 study by Forbes Magazine, the COVID-19 pandemic has caused an historical shift in e-commerce during 2020. While traditional retail sales have declined, e-commerce has seen a 129% growth year-over-year in the U.S. and Canada as of April 2020, with a 146% growth in all online retail orders. Substantially all brick-and-mortar stores have migrated retail sales online in order to survive the ongoing COVID-19 pandemic. As a result, Forbes projects that U.S. e-commerce sales are estimated to hit approximately $710 billion for the calendar year ending December 31, 2020, or about 15% of total U.S. retail sales, up from approximately $602 billion, or 11%, of total retail sales, as compared to 2019.

By 2025, the global luxury fashion jewelry market is expected to drive approximately $480 billion in worldwide sales according to a February 2020 report from Statista, a leading global provider of retail market and consumer driven data. We believe the convergence of the online jewelry shopper and the emergence of lab-created gemstones as a solution to the underserved, ethically minded consumer presents a bright and sizeable opportunity for Charles & Colvard.

Our Strategic Outlook

The full extent of the impact of the COVID-19 pandemic on our operational and financial performance is currently uncertain and will depend on many factors outside of our control, including, without limitation, the timing, extent, trajectory and duration of the pandemic, the development and availability of effective treatments and vaccines, the imposition of protective public safety measures, and the impact of the pandemic on the global economy and demand for consumer products. We expect the COVID-19 pandemic will continue to have an adverse impact on our business, results of operations, financial condition, and liquidity during the fiscal year ending June 30, 2021, or Fiscal 2021.

Our strategic focus for Fiscal 2021 is centered on the expansion of Charles & Colvard’s brand on a global scale and to increase the size of our business through top-line growth. As lab-created gemstones are being embraced by emerging generations, we believe our ability to establish moissanite and the Charles & Colvard brand directly with consumers is key to our future success and ability to fuel our growth. We will execute on our key strategies with a continued commitment to spending judiciously and generating sustainable earnings improvement.

Our key strategic goals for Fiscal 2021 are as follows:

•
Expansion of Digital Presence. We plan to continue focusing on conversion-based advertising campaigns by way of capitalizing on our existing digital platform and transactional website, charlesandcolvard.com. We intend to improve and grow our online presence and properties. We believe that we have the ability to utilize new functionality to engage our captive social media audience on Facebook, Instagram, and YouTube, among others, by showcasing our products in real time through available existing online video streaming and live stream broadcasting platforms. In addition, we plan to develop and roll-out a new transactional website, moisssaniteoutlet.com. We believe this new platform will provide us a more targeted opportunity to sell some of our more accessible and market value-branded inventory. We also believe in the power of community. Accordingly, we plan to continue our work with locally based companies and organizations through our existing corporate outreach and social responsibility programs as well as our soon-to-be implemented corporate alliance program. We believe these programs will incrementally expand our digital footprint and product reach.

•
Enhanced Customer Engagement. We intend to further develop and evolve our existing technological platform and customized virtual services for our customers. We intend to expand our existing virtual shopping consultation service beyond our current offering in order to engage with more customers in a personal way. We also plan to develop a new digital consumer engagement program that will incentivize existing customers and loyal brand advocates to become digital ambassadors of the Charles & Colvard brand and to encourage their friends and families to make purchases.

•
Product Development. We intend to elevate our Forever OneTM brand and our patented Signature Collection as well as expand our product selection. Our transactional website, charlesandcolvard.com, is the premier platform where we market and sell our finished jewelry products set with Forever OneTM gemstones. However, charlesandcolvard.com is also the ideal stage where we are able to tell our story and to educate consumers about our brand. This is where consumers will be able to find a more robust collection of educational content and visual media assets  to learn about the premium quality of our Forever One™ gemstones and jewelry. Additionally, we plan to develop and bring new products to market that align with our core values and overall strategic vision.

•
Disciplined Growth. We are aware of the challenges facing the U.S. and global economies as a result of the COVID-19 pandemic. However, we intend to develop a strategic acquisition growth strategy that over time is based on creating sustainable long-term value. In the meantime, we plan to continue an organic growth strategy through a dedication to our existing core product market, and providing exemplary customer service. We also plan to explore strategic alliance partnership relationships with businesses in the retail and jewelry industry where we believe that we would be able to capitalize on existing market synergies and likeminded product brands for market growth. To accomplish our long-term acquisition growth strategy, we intend to seek appropriate acquisition opportunities of companies to expand our operations, seek new or leading brand positions, and leverage our existing sales, marketing, and distribution infrastructure. We plan to prudently pursue strategic acquisitions that are both complementary and accretive in pursuit of our plans for long-term value and growth.

Distributing to the Online Channels Segment

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

Our approach for marketing directly to the consumer in our Online Channels segment includes the following types of communication channels: (i) organic social media; (ii) paid advertising (including, but not limited to, search engine marketing, display ads, video ads, and social media advertising); (iii) email; (iv) public relations; (v) influencers; and (vi) our own website. In addition, our marketing approach comprises the following types of content types: (i) photography; (ii) videos; (iii) interactive immersive experiences; and (iv) user-generated content.

Equally as important to us as marketing to our direct consumer audience is moving our customers through the process of engaging with our brand – and eventually converting them into a lifetime customer. Throughout our marketing tactics, we employ calls to action that drive the consumer to the many places where they can view our products and complete their purchase. We utilize a centralized distribution and fulfillment facility in Morrisville, North Carolina, to fulfill Online Channels segment orders.

Following are our primary online transactional channels:

•
charlesandcolvard.com. We believe that we continue to enhance our transactional website to optimize for the mobile consumer and to improve our customers’ experience. Programs such as free shipping, a 60-day returns policy, and an enhanced and optimized shopping experience have been rolled out over time. With data collected through web analytics, and through user surveys that reveal how consumers use the site, we are in a continual state of optimizing the buying experience – making it easier for shoppers to browse, sort and compare. We utilize these data to inform the selection of new, leading-edge technologies to further enhance our users’ experience, including technologies provided by such partners as Amazon Pay, Affirm, Inc., and PayPal Holdings, Inc., or PayPal, for financing purchases, Braintree, a service of PayPal, for ease of transfer, and Flow, which is a company that specializes in facilitating cross-border global trade and e-commerce services. Our goal is to remain continually focused on improving our customers’ experience.

•
Cross-Border Trade. Through the application of market-leading cross-border trade, or CBT, technology, such as building our relationship with Flow, we believe CBT to be a significant opportunity in Fiscal 2021 and beyond. For example, Flow Commerce, Inc., or Flow, is widely considered the next-generation for CBT e-commerce transactions and is known worldwide to be revolutionizing how merchants go global. Flow’s platform helps such global enterprises create a positive and localized shopping experience for their international customers while helping to ensure a complete and accurate record of CBT transactions for the enterprise.

•
Marketplaces. A large majority of buyers start their online shopping experience with a web search. In fact, according to jumpshot®, a global content management and digital intelligence firm that tracked marketplace data, more than 50% of those web searches begin on Amazon. That number skews even higher within the Millennial demographic in that Amazon is the web search brand Millennials identify as most relevant based on a finding by the Pew Research Center, a renowned nonpartisan fact think tank. Therefore, we have made a point to be prominent on Amazon, achieving Seller-Fulfilled Prime status in 2017, which means we have the option of fulfilling orders with the same benefits of Amazon Prime. This enables us to be positioned more prominently in Amazon’s search platform and to take advantage of their negotiated shipping rates and service levels that, in turn, lower our overall shipping costs. This status is available by Amazon to only those sellers who have a history of fulfilling orders quickly and maintaining appropriate levels of stock. During the fiscal year ended June 30, 2019, or Fiscal 2019, we expanded our relationship with Amazon to include many international locations, including websites in Europe, Australia, and Japan. We also have a market presence on eBay and a multitude of other specialty marketplaces, allowing us to meet our customers when and where they want to buy. Our goal is to continue to optimize our presence on these marketplaces and to expand into new regions and platforms where we have identified cost-effective opportunities.

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

•
Drop Ship Retail. In an effort to smartly expand their assortments, many retailers utilize direct fulfillment from their vendors to their consumers, or drop-ship, as it enables them to offer a more robust assortment online without having to physically take ownership of the goods in their warehouse. These retailers are consistently seeking socially responsible brands to serve the growing demand for conscientious product selection from their audiences. Since we began drop-shipping products in 2013, we have refined our information technology and operations capabilities to support these partnership arrangements in multiple ways, including fully integrated electronic data interchange, or EDI, solutions for inventory management, order processing, and invoicing. Operationally, we maintain in-stock rates and leverage our centralized distribution and fulfillment facility to meet partner service-level agreements, or SLAs, for shipments and returns. We plan to continue seeking new partnership arrangements as well as optimize existing arrangements throughout Fiscal 2021 and beyond.

Distributing to the Traditional Segment

The Traditional segment is our legacy segment – represented by such outlets as manufacturers, distributors, and brick-and-mortar retailers. Going forward, these market channels remain important avenues for Charles & Colvard to drive product to market and be present in the many places the consumer takes his or her shopping journey.

Our approach for marketing to customers and strategic partners within our Traditional segment includes the following types of communication channels: (i) trade advertising; (ii) industry associations; (iii) trade shows; and (iv) cooperative advertising.

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

•
International Manufacturers and Distributors. In order to create global awareness and exposure for our gemstones, jewelry, and brands, we sell loose moissanite jewels and finished jewelry featuring moissanite to international wholesale distributors and finished jewelry manufacturers at distributor prices, that in turn sell the actual loose jewels or set the loose jewels in mountings and sell the finished jewelry to brick-and-mortar and online retailers. We currently have numerous international wholesale distributors based in Australia, Canada, Hong Kong, India, Japan, the Netherlands, Russia, Singapore, South Africa, and the United Arab Emirates. Some of these distributors typically sell into neighboring countries and the extended geographic regions where they may be located. Additionally, from time to time, we have placed loose moissanite jewels and finished jewelry inventory with select international distributors on a consignment basis. We continue to evaluate our channel strategy for international distributors, which may result in a change to our historical international distributor methods and strategic partners. A portion of our international sales consists of finished jewels sold internationally that may be re-imported to U.S. retailers.

For a discussion of our largest customers for the fiscal years ended June 30, 2020 and 2019, see Note 13 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

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

Moissanite

Over 120 years ago, Nobel Prize-winning chemist, Henri Moissan, Ph.D., first discovered the extremely rare mineral SiC in a meteorite crater in Arizona. Over a century after the discovery of SiC, and after years of experimentation, researchers from the Research Triangle Park in North Carolina developed and patented a thermal growing process for creating pure SiC crystals in a controlled laboratory environment. This long-sought-after breakthrough made possible the world’s first lab-created moissanite gemstone – posthumously named after its discoverer. With hardness rivaling any mineral on earth, and optical properties exceeding all mined and created gemstones, we believe moissanite is a brilliant jewel that is free from environmental and ethical issues, and capable of disrupting traditional definitions of fine jewelry.

Naturally occurring moissanite is generally very small in size, dark green or black in color, and not a commercially viable source of gemstone material. Therefore, in order to create high quality moissanite material in desirable colors and across a range of carat sizes that will appeal to a consumer audience, we expect only lab-grown SiC crystals to provide a sustainable source of moissanite for gemstones. In addition to carat size, important characteristics of a gemstone are beauty, durability, and rarity. The beauty of a colorless or near-colorless gemstone is characterized by its color, brilliance, and fire. The brilliance of a gemstone is measured by its refractive index, or the extent to which, when coupled with the facet design, the gemstone reflects light. The fire of a gemstone, or the breaking of light rays into spectral colors, is measured by its dispersion. Durability is determined by a gemstone’s hardness, or resistance to scratching and toughness, or resistance to chipping or cleaving. Rarity is the availability or perceived availability of a gemstone. Moissanite jewels have a unique combination of brilliance, fire, durability, and rarity.

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
(2) In cleavage direction, toughness is “good”.
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

Products and Product Development

Moissanite Jewels

Historically, Charles & Colvard primarily sold legacy moissanite jewels including Forever ClassicTM and Forever Brilliant®. In 2015, we announced availability of our premier product, the first colorless moissanite jewel, Forever OneTM, which grades from colorless (D-E-F) to near-colorless (G-H-I) using the Gemological Institute of America’s, or GIA’s, color grading scale. Our limited launch was met with great enthusiasm from channel partners and consumers. In response to this demand, we continue to expand our Forever OneTM product line with additional shapes and sizes. Today, we offer Forever OneTM in 27 cuts, and a multitude of sizes ranging from melee accent stones as small as 0.002 carats to gemstones up to 6.13 carats, and our Exotics line of products that are as large as 15.55 carats diamond equivalent weight, or DEW.

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

Source of Raw Material

Our moissanite jewels are made from gem-grade SiC crystals. Our primary supplier of SiC crystals is Cree with which we have certain exclusive supply rights for SiC crystals to be used for gemstone applications. In addition, based on the terms of the Supply Agreement, as amended, with Cree described below, we are permitted to purchase certain amounts of SiC materials from third parties under limited conditions. We source the metals used for our finished jewelry, including white, yellow, and rose gold, platinum, tantalum, and sterling silver, from a number of domestic and international manufacturers located in the U.S, China, India, Mexico, Hong Kong, Vietnam, or Portugal. In line with our goal of providing socially and ethically-sourced products, we require suppliers to adhere to our stringent supplier guidelines, as well as to certify that their gold and tantalum are coming from conflict free sources and that all precious metals supplied to us are responsibly sourced.

Exclusive Supply Agreement with Cree

On December 12, 2014, we entered into an exclusive supply agreement with Cree, or the Supply Agreement, which superseded and replaced our prior agreement with Cree. Under the Supply Agreement, subject to certain terms and conditions, we agreed to exclusively purchase from Cree, and Cree agreed to exclusively supply 100% of our required SiC materials in quarterly installments that must equal or exceed a set minimum order quantity. The initial term of the Supply Agreement was scheduled to expire on June 24, 2018. Effective June 22, 2018, the Supply Agreement was amended to extend the expiration date to June 25, 2023. The Supply Agreement was also amended to (i) provide us with one option, subject to certain conditions, to unilaterally extend the term of the Supply Agreement for an additional two-year period following expiration of the initial term; (ii) establish a process by which Cree may begin producing alternate SiC material based on our specifications that will give us the flexibility to use the materials in a broader variety of our products; and (iii) permit us to purchase certain amounts of SiC materials from third parties under limited conditions. On August 26, 2020, the Supply Agreement was further amended, effective June 30, 2020, to extend the expiration date to June 29, 2025, which may be further extended by mutual written agreement of the parties. The Supply Agreement was also amended to, among other things, (i) spread our total purchase commitment under the Supply Agreement in the amount of approximately $52.95 million over the term of the Supply Agreement, as amended; (ii) establish a process by which Cree has agreed to accept purchase orders in excess of the agreed-upon minimum purchase commitment, subject to certain conditions; and (iii) permit us to purchase revised amounts of SiC materials from third parties under limited conditions.

We believe that our Supply Agreement with Cree, which holds the U.S. patent for micropipe-free silicon carbide material and the related method of manufacture, provides us a superior quality core material above all other moissanite and one that possesses an unrivaled level of gemstone clarity. We also believe that the terms and conditions contained within the amended Supply Agreement are overall more favorable when compared with those in the Supply Agreement prior to the amendments. Our total purchase commitment under the Supply Agreement, as amended, until June 2025 is approximately $52.95 million, of which approximately $36.60 million remains to be purchased as of June 30, 2020.

For more information regarding the second amendment to our Supply Agreement, executed on August 26, 2020, see Note 15 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

Intellectual Property

We held a number of U.S. product and method patents for moissanite jewels that expired during 2015, under which we had broad, exclusive rights to manufacture, use, and sell moissanite jewels in the U.S. We held these same patents in 25 foreign jurisdictions, primarily across Asia and Europe, that expired in 2016, with one remaining in Mexico that expires in 2021. In addition, we have certain trademarks and pending trademark applications that support our moissanite branding strategy. Additionally, we have certain issued and pending design patents that if approved we believe will differentiate our products in the gemstone and jewelry industry. Since the expiration of our patents we have noted new providers of moissanite entering the market. We know how challenging it is to create high-quality moissanite and anticipate it will take emerging providers significant time and investment to bring meaningful and competitive products to market. As we experienced ourselves, achieving the capacity to consistently produce a high-quality moissanite product at mass scale requires a careful balance of SiC-specific faceting skills and a well-tuned global supply chain. Therefore, in the foreseeable future, we do not anticipate significant direct moissanite competition in our superior quality gemstone ranges with consistent production volumes.

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

Faceting and Polishing Jewels. Each preform is faceted and polished by our independent third-party gem-cutters to create what we believe to be our uniquely faceted Revolutionary Cut™ gemstones based on master designs with multiple quality control measures built into the process. Gem-cutter training is a regimented program involving several months of progressive hands-on bench training. As we continue to expand the assortment of Forever One™, we will continue the process of certifying additional cutters to ensure sufficient scalability of our production capabilities to meet anticipated demand for this premium finished jewel.

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

All finished jewelry produced by Charles & Colvard undergoes a multi-point inspection process. A representative sampling of manufactured finished jewelry items undergoes stone and metals testing to ensure that the items for sale are of the quality that we strive to maintain. Also, in line with our goal of providing socially and ethically sourced products, we require suppliers of our gold and tantalum to certify that the gold and tantalum is coming from conflict free sources and that all precious metals supplied to us are responsibly sourced. If required by government ordinance or requested by a customer, we facilitate the inspection of our finished jewelry by internationally recognized testing facilities to comply with legal requirements and to ensure consumer confidence.

Working Capital Practices

Our primary source of working capital is cash on hand and cash generated by operations. As global and U.S economic activity slowed in response to the COVID-19 pandemic, we experienced and anticipate ongoing constraints on our cash and working capital, including experiencing potential liquidity challenges. The impact of the pandemic has had – and is expected to continue having – an adverse effect on our operations and financial condition as revenues declined and, despite our cost-saving efforts, many business and operating expenses remained flat or continued to rise. Cash flow scrutiny will be crucial for our business in the months ahead as we anticipate seeing lower revenues resulting in less cash flow, along with delayed accounts receivable collections, as needs grow to step up payables to important suppliers. We expect to become more nimble in managing our inventory levels given the uncertainty in the supply chain, which may also place further demands on working capital. Because we have a quarterly minimum purchase commitment under the Supply Agreement, we may be required to purchase SiC materials in excess of our immediate needs from time to time, which may result in inventories that are higher than we might otherwise maintain.

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

Our returns policy for consumers on our charlesandcolvard.com website provides for the return of purchases for any reason generally within 60 days of shipment. Our returns policy for all other customers allows for the return of jewels and finished jewelry for credit generally within 30 days of shipment if returned for a valid reason. We have established an allowance for returns based on our historical return rate, which takes into account any contractual return privileges granted to our customers. Periodically, we ship loose jewel goods and finished jewelry goods inventory to Traditional segment customers on consignment terms. Under these terms, the customer assumes the risk of loss and has an absolute right of return for a specified period that typically ranges from six months to one year.

Competition

As competitive moissanite and lab-created diamond expand and grow their market presence, there is no more important time than now to confirm Charles & Colvard’s leadership position as the premier worldwide moissanite provider and to further establish our presence in emerging markets. We believe our leadership position is a product of more than 25 years of moissanite innovation, and is bolstered by the following strengths:

•
With our Forever OneTM gemstones, we believe that we have achieved a level of perfection that is rarely seen in any gemstone – featuring colorless grades with an innovative cut that we believe reveals optical properties unrivaled by any other jewel. This pinnacle of production is the outcome of continual improvement and artisan craft. Additionally, we believe that with our Moissanite by Charles & Colvard® gemstones we have brought forward a price-conscious alternative to competitive moissanite that we believe exceeds the quality of competitive moissanite – specifically in terms of clarity, as well as in cut and polish. The distinction between Forever OneTM and Moissanite by Charles & Colvard® is made through our applied expertise throughout the design and manufacturing processes and the discerning approach we believe we take to ensure the quality of Forever OneTM remains above any other offering available today. By closely evaluating clarity, color, and cut, we are able to determine which gemstones meet our exemplary standards for Forever OneTM and those that should bear the Moissanite by Charles & Colvard® name.

•
With an exclusive SiC crystal Supply Agreement with Cree, which holds the U.S. patent for micropipe-free silicon carbide material and the related method of manufacture, we believe this core raw material empowers Charles & Colvard to rise above all other moissanite with an unrivaled level of gemstone clarity.

•
With our mature and innovative supply chain, while we have experienced instances of suppliers temporarily closing their operations, delaying order fulfillment or limiting their production as a result of the impact of the COVID-19 pandemic, we have utilized alternative supply arrangements with partners whose businesses are not under stay-at-home orders or whose production came back online. Accordingly, we believe that we have remained able to seamlessly manage the complex manufacturing process of both our moissanite gemstones and the varied jewelry options we deliver to a global audience.

•	With an established direct-to-consumer presence and supporting digital marketing capacity, we believe we are able to leverage established communication channels directly with our target audience.

•
With a global distribution network, and notwithstanding the impact of the COVID-19 pandemic, we continue to believe that we have optimized this network for timely delivery of our products from unique consumer orders to bulk distribution orders.

•
With our significant inventory, we believe we are positioned to meet the just-in-time needs of our distribution partners. We believe having inventory quantities on the shelf is paramount to meeting the delivery requirements of our customers. As we balance our response to the COVID-19 pandemic, we expect to more rigidly manage our inventory levels given the uncertainty in consumer demand and in our supply chain.

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

•	Our ability to differentiate Charles & Colvard Created Moissanite® from competing products, including competitive moissanite and the rapidly emerging lab-created diamond industry;

•	The ability to operationally execute our digital marketing strategy for our Online Channels segment;

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

Moissanite is a rare, naturally occurring mineral. Our lab-created gemstones, Charles & Colvard Created Moissanite®, are considered a synthetic version of the naturally occurring moissanite mineral. Our moissanite jewels compete with fine gemstones such as ruby, sapphire, emerald, and tanzanite as well as with mined diamonds. We also face competition from synthetic diamonds, synthetic diamond films, and other sources of moissanite gemstones. Some suppliers of diamonds and other fine gemstones, as well as the suppliers of synthetic and lab-created gemstones, may have substantially greater financial, technical, manufacturing, and marketing resources and greater access to distribution channels than we do.

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

Consumer demand is driving the charge behind this recent adoption of lab-created gemstones. Today’s discerning consumer is seeking ethically sourced options, better price points, and authenticity in the brands they choose to engage. We believe the recent rise in interest for lab-created diamond is creating a halo effect for the moissanite gemstone market. While we are experiencing growing traffic and interest in Charles & Colvard from the ongoing attention around lab-created gemstones, we may face future price point and consumer related demand pressures from the lab-created diamond industry. With current moissanite pricing averaging approximately 5% of mined diamond gemstones and approximately 10% of lab-created diamond, we believe that for the foreseeable future we will continue to be able to address an underserved segment of the market.

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

However, we are seeing a grade of moissanite material reaching the market that exhibits a lower color rating and/or lesser cut, clarity and polish standard compared to our Forever OneTM gemstone. This inferior product is coming to market at competitive price points, and we have subsequently been experiencing downward pricing pressures from price-sensitive purchasing channels. In May 2018, we entered the market with a value line of moissanite to compete directly with these lower-grade moissanite products. This new value line, known as Moissanite by Charles & Colvard®, is a competitively priced line of gemstones that is fashioned from the same core material as our other created moissanite products. Finished gemstones that do not meet our meticulous grading standards for Forever OneTM – but do meet our high specifications for gemstones worthy of carrying the Charles & Colvard name – will now be offered to the market at a value priced option. For the fiscal year ended June 30, 2020, approximately 13% of our revenue was generated from Moissanite by Charles & Colvard® gemstones and finished jewelry – we believe this percentage of revenue is validating the market for this value-priced product line.

Competing with Simulants

While moissanite is a synthetic gemstone (a lab-created version of the naturally occurring SiC mineral), we may also, to a lesser degree, face competition from simulant gemstones, including cubic zirconia and man-made crystals. Producers and sellers of these products may see the markets for these products being eroded by the market penetration of our moissanite jewels. We believe that the substantially lower price of these products is the primary basis upon which they will compete with our moissanite jewels; however, they are not considered fine gemstone or jewelry products.

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

Employees

As of August 28, 2020, we had a total of 48 employees, all of whom were full-time and none of whom were part-time. None of our employees are represented by a labor union. We believe that our employee relations are good.

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

Don O’Connell
President and Chief Executive Officer of Charles & Colvard, Ltd.

Ollin B. Sykes
President of Sykes & Company, P.A., a regional accounting firm specializing in accounting, tax, and financial advisory services.

Our current executive officers are the following:

Don O’Connell
President and Chief Executive Officer

Clint J. Pete
Chief Financial Officer

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

As a result of the COVID-19 pandemic, state and local governmental mandates required a forced shutdown of our facility which may impact us for an extended period. In response, in April 2020 we furloughed approximately 50% of our employee base at that time, principally within our operations area. While most of our operations employees subsequently have been phased back into employment, these actions materially impacted our productivity. Effective June 1, 2020, we also enacted a significant reduction-in-force, or RIF, that reduced our active workforce by approximately 25% and included the elimination of senior-level sales, marketing, information technology, and operations personnel as well as executive-level sales and marketing positions. Since March 2020, a significant number of our executive and staff employees have been and continue to be working from home. The widespread outbreak of COVID-19 could also adversely affect our workforce in terms of serious health issues and absenteeism, which could further materially impact our productivity. The pandemic has also interfered with general commercial activity related to our supply chain, including our raw material and components sources.  We have experienced widespread instances of suppliers temporarily closing their operations, delaying order fulfillment or limiting their production, impacting our ability to produce finished goods and deliver to our customers. In our Traditional segment, our brick-and-mortar customers began closing their stores to foot traffic in March, with tentative plans to re-open on a rolling schedule that may lead into the fall timeframe or later. We have also experienced widespread instances of distributors reducing or closing their operations, impacting our ability to maintain significant levels of sales through our wholesale sales customers. In addition, trade shows, industry events and product demonstrations have been preemptively cancelled for the critical production season leading up to the calendar year-end 2020 holiday season. As a result, our selling activities and our ability to convert those activities into sales have been, and we expect will continue to be, adversely impacted by the pandemic. In our Online Channels segment, our transactional website charlesandcolvard.com remains open, but is restricted to available stock and the limited production capacity of functioning suppliers. In addition, our ability to draw down from our existing credit facility with White Oak Commercial Finance, LLC, or White Oak, is currently restricted as a result of our diminished borrowing base, which is tied to our accounts receivable. While we are seeing business strengthen in both our Online Channels and Traditional segments, our business, financial condition, and results of operations are expected to continue to be adversely affected by the COVID-19 pandemic until business resumes to pre-pandemic levels.

The extent to which the COVID-19 pandemic impacts us will depend on numerous evolving factors and future developments that are uncertain and that we are not able to predict at this time. These factors include: the severity of the virus; the duration and scope of the pandemic; governmental, business, individual and other actions taken in response to the pandemic; the effect on our suppliers and distributors, and disruptions to the global supply chain; the impact on economic activity; the extent and duration of the impact on Traditional segment partner confidence and order placements; the effect on consumer demand and their buying patterns for our products; the effect of any closures or other changes in operations of our and our suppliers’ and distributors’ facilities; the health of and the effect on our employees and our ability to meet staffing needs in our manufacturing and distribution facility and other critical functions, particularly if employees become ill, are quarantined as a result of exposure or are reluctant to show up for work; our ability to sell our products worldwide and provide customer support, including as a result of travel restrictions, work from home requirements and arrangements and other restrictions or changes in behavior or preferences for interactions; restrictions or disruptions to transportation, including reduced availability of ground, sea or air transport; the ability of our distributors, retailers, third party customers and consumers to pay for our products; the effect of the fair value measurement of certain assets or liabilities; and the effect on our ability to access capital, including government stimulus funds, on favorable terms and continue to meet our liquidity needs. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession that has occurred or may continue for the foreseeable future. The COVID-19 pandemic could also exacerbate or trigger other risks discussed in this Annual Report on Form 10-K, any of which could have a material and adverse effect on our business, results of operations, and financial condition. We continue to monitor the pandemic, have actively implemented policies and procedures to address the current business and economic environment, and may adjust our current policies and procedures as more information and guidance become available to address the evolving situation.

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

The execution of our business plans could significantly impact our liquidity.  The execution of our business plans to expand our Online Channels segment and global market opportunities, as well as to create required inventory of our Forever OneTM and Moissanite by Charles & Colvard® jewels, requires significant investment of our resources, which may reduce our cash position. Should we fail to execute on our business plans, we could see delays in the return of cash from our investments, resulting in a liquidity shortfall. Under the $5.00 million asset-based revolving credit facility, or the White Oak Credit Facility, that we obtained from White Oak on July 13, 2018, failure to meet one or more of the following covenants could restrict our ability to draw on the White Oak Credit Facility: (i) failure to provide White Oak with certain financial information; (ii) failure to make required payments to third parties; and (iii) failure to comply with the other covenants and defaults contained in the White Oak Credit Facility, including a financial covenant to maintain at least $500,000 in excess availability (as defined under the White Oak Credit Facility). Our ability to draw down from the White Oak Credit Facility is currently restricted as a result of our diminished borrowing base, which is tied to our accounts receivable. In addition, we currently have an effective shelf registration statement on Form S-3 on file with the SEC that allows us to periodically offer and sell, individually or in any combination, shares of common stock, shares of preferred stock, warrants to purchase shares of common stock or preferred stock, and units consisting of any combination of the foregoing types of securities, up to a total of $25.00 million (approximately $13.99 million after giving effect to our June 2019 public offering, including the impact of the partial exercise of the underwriters’ over-allotment option). However, we may offer and sell no more than one-third of our public float (which is the aggregate market value of our outstanding common stock held by non-affiliates) in any 12-month period. If we are not able to draw on the White Oak Credit Facility, or if we are unable to access the capital markets when we need to or issue equity on terms that are acceptable to us or at all, our cash and cash equivalents and other working capital may be insufficient to meet our working capital and capital expenditure needs. The White Oak Credit Facility matures on July 13, 2021, and there is no guarantee of extension or renewal.

Our business and our results of operations could be materially adversely affected as a result of our inability to fulfill orders on a timely basis. As sales of our loose moissanite jewels increase, including our Forever OneTM and Moissanite by Charles & Colvard® gemstones, availability of certain shapes and sizes may be at risk. In addition, finished jewelry has a large variety of styles of which we maintain on-hand stock for such core designs as stud earrings, solitaire and three-stone rings, pendants, and bracelets; and made-to-order under strict deadlines for certain wholesale and direct-to-consumer e-commerce outlets. We must adequately maintain relationships, forecast demand, and operate within the lead times of third parties that facet jewels and manufacture finished jewelry settings to ensure adequate on-hand quantities and/or the shipment of customer orders in a timely manner as we transition certain customers from Forever Brilliant® and Forever ClassicTM  to Forever OneTM or Moissanite by Charles & Colvard®. In addition, we are currently dependent upon certain vendors for most of the faceting of our loose jewels. If any or all of these vendors were to cancel their arrangements with us, we could experience a disruption in our operations and incur additional costs to procure faceting services from a replacement vendor. The inability to fulfill orders on a timely basis and within promised customer deadlines could result in a cancellation of the orders and loss of customer goodwill that could materially and adversely affect our business, results of operations, and financial condition. In addition, the COVID-19 pandemic has caused, and may continue to cause, us or our distributors, vendors, and/or customers to temporarily suspend our or their respective operations and have an adverse impact on our ability to fulfill orders on a timely basis.

The financial difficulties or insolvency of one or more of our major customers or their lack of willingness and ability to market our products could adversely affect results. We are subject to a concentration of credit risk amongst our major customers (some of whom are distributors), and a default by any of these customers on their amounts owed to us could have a material adverse effect on our financial position. Future sales and our ability to collect accounts receivable depend, in part, on the financial strength of our customers and our distributors’ willingness and ability to successfully market our products. We estimate an allowance for accounts for which collectability is at risk and this allowance adversely impacts profitability. In the event customers experience greater than anticipated financial difficulties, insolvency, or difficulty marketing products, we expect profitability to be further adversely impacted by our failure to collect accounts receivable in excess of the amount due, net of the estimated allowance. In these circumstances, we may demand the return of product sold to such customers, resulting in an increase in inventory and a reduction in accounts receivable. Uncertainty in the current economic environment, as a result of the COVID-19 pandemic, constrained access to capital, the impact of inflation on our currency, and general market contractions has heightened, and may continue to heighten, our exposure to customer default and generate lower than expected distributor sales.

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

We have previously relied on our patent rights and other intellectual property rights to maintain our competitive position. Our U.S. product and method patents for moissanite jewels expired in 2015 and most of our patents in foreign jurisdictions expired in 2016 with only one in Mexico remaining (which expires in 2021). However, we have certain trademarks and pending trademark applications that support our moissanite branding strategy. Additionally, we have certain pending design patents that we believe, if approved, will differentiate our products in the gemstone and jewelry industry. Notwithstanding the foregoing, since the expiration of our patents we have noted new providers of moissanite and competitive products entering the market. However, as we experienced ourselves, achieving the capacity to consistently produce a high-quality moissanite product at mass scale requires a careful balance of SiC-specific faceting skills and a well-tuned global supply chain. As our pending patent rights and other pending intellectual property rights are approved, we will continue to rely on these patents and our carefully-executed brand awareness and digital marketing campaigns to build our consumer relationships and maintain our competitive position going forward. If, however, we are unable to successfully build strong brands for our moissanite jewels and finished jewelry featuring moissanite or competition grows faster than expected, we may not have commercially meaningful protection for our products or a commercial advantage against our competitors or their competitive products or processes, which may have a material adverse effect on our business, results of operations, and financial condition.

We are subject to certain risks due to our international operations, distribution channels and vendors. We have continued to expand our direct international sales operations, with international net sales accounting for approximately 8% of total consolidated net sales during Fiscal 2020. We also currently have numerous international wholesale distributors and retail sales channels covering portions of Canada, the UK, Western Europe, Australia and New Zealand, Southeast Asia, the Middle East, and the Greater China Region. In addition, we use certain companies based outside the U.S. to facet our moissanite jewels and to manufacture finished jewelry. We plan to continue to increase marketing and sales efforts and anticipate expanding our direct international sales in addition to continuing to serve international distributors. Any international expansion plans we choose to undertake will increase the complexity of our business, require attention from management and other personnel and cause additional strain on our operations, financial resources and our internal financial control and reporting functions. Further, our expansion efforts may be unsuccessful as we have limited experience selling our products in certain international markets and in conforming to the local cultures, standards or policies necessary to successfully compete in those markets. In addition, we may have to compete with retailers that have more experience with local markets. Our ability to expand and succeed internationally may also be limited by the demand for our products, the ability to successfully transact in foreign currencies, the ability of our brand to resonate with consumers globally and the adoption of online or Internet commerce in these markets. Different privacy, censorship and liability standards and regulations, and different intellectual property laws in foreign countries may also prohibit expansion into such markets or cause our business and results of operations to suffer. Through our planned international expansion and our continued reliance on development of foreign markets and use of foreign vendors, we are subject to the risks of conducting business outside of the U.S.

These risks include the following:

•
the adverse effects on U.S.-based companies operating in foreign markets that might result from war; terrorism; changes in diplomatic, trade, or business relationships (including labor disputes); or other political, social, religious, or economic instability;

•
an outbreak of a contagious disease, such as COVID-19, which may cause us or our distributors, vendors, and/or customers to temporarily suspend our or their respective operations in the affected city or country;

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

We are currently dependent on a limited number of distributor and retail partners in our Traditional segment for the sale of our products. A significant portion of the moissanite jewels and finished jewelry featuring moissanite that we sell are distributed through a limited number of distributors and retail partners in our Traditional segment, and therefore, we are dependent upon these companies for distribution of our products. Our three largest customers collectively accounted for approximately 33% and 30% of our net sales during the fiscal years ended June 30, 2020 and 2019, respectively. As we continue to build our finished jewelry business, we anticipate in the near term that a significant portion of the moissanite jewels and finished jewelry featuring moissanite that we sell through our Traditional segment will continue to be to a limited number of distributors and retailers.

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

Our failure to maintain compliance with Nasdaq’s continued listing requirements could result in the delisting of our common stock. Our common stock is currently listed on The Nasdaq Capital Market. In order to maintain this listing, we must satisfy minimum financial and other requirements. On March 24, 2020, we received a notification letter from Nasdaq’s Listing Qualifications Department indicating that we are not in compliance with Nasdaq Listing Rule 5550(a)(2), because the minimum bid price of our common stock on the Nasdaq Capital Market has closed below $1.00 per share for 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days to regain compliance with the minimum bid requirement; however, due to the market disruption caused by the ongoing COVID-19 pandemic, Nasdaq tolled the requirement for meeting the minimum bid price until June 30, 2020. As such, we have until December 4, 2020, to achieve compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least ten consecutive business days before December 4, 2020.  If we do not regain compliance during this cure period, we expect that Nasdaq will provide written notification to us that our common stock will be delisted. At that time, we may appeal Nasdaq’s delisting determination to a Nasdaq hearing panel.

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

Our PPP Loan may not be forgiven or may subject us to challenges and investigations regarding qualification for the loan. We received a loan pursuant to the Paycheck Protection Program under the CARES Act, as administered by the SBA. The PPP Loan in the principal amount of $965,000 was disbursed by Newtek Small Business Finance, LLC, or the Lender, a nationally licensed lender under the SBA on June 18, 2020 pursuant to the Promissory Note issued by us on June 15, 2020. Pursuant to Section 1106 of the CARES Act, we may apply for and be granted forgiveness for all or a portion of the PPP Loan. Such forgiveness will be determined, subject to limitations, based on the use of the loan proceeds for qualifying expenses, which include payroll costs, rent, and utility costs. We cannot provide any assurance that we will be eligible for loan forgiveness, that we will ultimately apply for forgiveness, or that any amount of the PPP Loan will ultimately be forgiven by the SBA.

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

We depend on a single supplier for substantially all of our SiC crystals, the raw materials we use to produce moissanite jewels; if our supply of high-quality SiC crystals is interrupted, our business may be materially harmed. We are party to an exclusive supply agreement with Cree, which we depend on for the provision of substantially all of the SiC material we use to produce moissanite jewels. Under the terms and conditions of the Supply Agreement, we agreed to purchase from Cree, and Cree agreed to supply, all of our required SiC material, subject to terms and conditions that allow us to purchase certain amounts of SiC materials from third parties under limited conditions. The Supply Agreement is set to expire in 2025, but may be further extended upon mutual agreement of the parties to the Supply Agreement.  If our supply of high-quality SiC crystals is interrupted, then we may not be able to meet demand for moissanite jewels and our business may be materially and adversely affected. Cree has certain proprietary rights relating to its process for growing large single crystals of SiC and its process for growing colorless and near-colorless SiC crystals. There is no guaranty that we would be able to obtain similar quality SiC crystals from another provider. There can be no assurance that Cree will be able to continue to produce and supply us with SiC crystals of sufficient quality, sizes, and volumes that we desire or that we will be able to continue to negotiate future purchase commitments at acceptable prices that enable us to manage our inventories and raw material costs effectively.

Sales of moissanite jewelry could be dependent upon the pricing of precious metals, which is beyond our control. Any increases in the market price of precious metals (primarily gold) could affect the pricing and sales of jewelry incorporating moissanite jewels. The majority of price increases in precious metals are passed on to the end consumer in the form of higher prices for finished jewelry. These higher prices could have a negative impact on the sell-through of moissanite jewelry at the retail level. From 2006 through 2020, the price of gold has increased significantly, resulting in higher retail price points for gold jewelry. Accordingly, higher gold prices could have an adverse impact on both sales of moissanite finished jewelry and the jewelry industry as a whole.

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

If the e-commerce opportunity changes dramatically or if e-commerce technology or providers change their models, our results of operations may be adversely affected. As e-commerce emerges as one of our primary selling channels, our business model becomes more reliant on third-party platforms to achieve success. Should our products, product listings, or business not meet the requirements of certain third-party transactional channels such as marketplaces, comparison shopping engines, or social commerce sites, it may affect our ability to meet our revenue targets. Additionally, Amazon, eBay, Walmart.com, Gemvara, or other desirable e-commerce platforms may decide to make significant changes to their respective business models, policies, systems, or plans, and those changes could impair or inhibit our ability to sell our products through those channels. Further, a significant change in consumer online behavior or the introduction of new or disruptive technology could adversely affect overall e-commerce trends and diminish the value of investments we have made in select online channels. Any of these results could cause a significant reduction in our revenue and have a material adverse effect on our results of operations.

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

For example, in 2016, the European Union, or EU, Parliament approved the new EU data protection legal framework known as the General Data Protection Regulation, or GDPR. The GDPR, which became effective in May 2018, replaced previously existing regulations and thereby extended the scope of EU data protection law to all non-EU companies processing data of EU residents. The GDPR contains numerous requirements and changes from prior EU law, including more robust obligations on data processors, greater rights for data subjects, and heavier documentation requirements for data protection compliance programs. The GDPR also imposes strict rules on the transfer of personal data out of the EU, including to the U.S., and recent legal developments in Europe have created complexity and uncertainty regarding such transfers of personal data from the EU to the U.S. For example, in July 2020, the Court of Justice of the European Union, or the CJEU, invalidated the EU-U.S. Privacy Shield framework, or Privacy Shield, one of the mechanisms used to legitimize the transfer of personal data from the EU to the U.S. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EU to the U.S. While we were not self-certified under the Privacy Shield, this CJEU decision may lead to increased scrutiny on data transfers from the EU to the U.S. generally and increase our costs of compliance with data privacy legislation. The costs of compliance with, and other burdens and any penalties imposed by, such international and domestic laws, regulations and policies could have a material adverse impact on our results of operations.

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

Market for Registrant’s Common Equity

Our common stock is traded on the Nasdaq Capital Market under the symbol “CTHR.” As of August 28, 2020, there were 223 shareholders of record of our common stock.

We did not pay any dividends on our common stock during the fiscal years ended June 30, 2020 and 2019. We will regularly review and consider the best policies and practices for our company, including the dividend policy. The payment of future dividends will be dependent on the facts and circumstances at the time of that review.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is intended to provide a better understanding of our consolidated financial statements, including a brief discussion of our business and products, key factors that impacted our performance, and a summary of our operating results. This information should be read in conjunction with Item 1A, “Risk Factors” and our consolidated financial statements and the notes thereto included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Historical results and percentage relationships among any amounts in the consolidated financial statements are not necessarily indicative of trends in operating results for future periods.

Business Overview

Our Mission

At Charles & Colvard, we believe that fine jewelry can be accessible, beautiful, and conscientious. With innovative technology and sustainable practices, our goal is to lead a revolution in the jewelry industry – delivering a brilliant product at extraordinary value balanced with environmental and social responsibility.

About Charles & Colvard

Charles & Colvard, Ltd., a North Carolina corporation founded in 1995 (which may be referred to as Charles & Colvard, we, us, or our), manufactures, markets and distributes Charles & Colvard Created Moissanite® (which we refer to as moissanite or moissanite jewels) and finished jewelry featuring our proprietary moissanite gemstone for sale in the worldwide jewelry market. Our unique differentiator, moissanite – The World’s Most Brilliant Gem® – is core to our ambition to create a movement around beautiful, environmentally and socially responsible fine jewelry and fashion jewelry. Charles & Colvard is the originator of lab-created moissanite, and we believe that we are leading the way in delivering the premium moissanite brand through technological advances in gemstone manufacturing, cutting, polishing, and setting. By coupling what we believe to be unprecedented lab-created gemstones with responsibly sourced precious metals, we are delivering a uniquely positioned product line for the conscientious consumer.

We sell loose moissanite jewels and finished jewelry through two operating segments: our Online Channels segment, which encompasses our digital properties components, comprises our charlesandcolvard.com website, e-commerce outlets, including marketplaces, drop-ship customers, and other pure-play, exclusively e-commerce customers; and our Traditional segment, which consists of domestic and international distributors and retail customers. We report segment information based on the “management” approach. This segment reporting approach designates the internal reporting used by management for making operating decisions and assessing performance as the source of our operating and reportable segments.

We operate in an environment characterized by both complexity in global markets and continuing economic pressures in the U.S. and internationally. Our strategy is to build a globally revered and accessible brand of gemstones and finished jewelry that appeals to a wide consumer audience and leverages our advantage of being the original and leading worldwide source of moissanite. We believe a direct relationship with consumers is important to this strategy, which entails delivering tailored educational content, engaging in dialogue with our audience, and positioning our brand to meet the demands of today’s discerning consumer. A significant component of our strategy in this environment is to focus on our core products, improving the quality and predictability of the delivery of our products and services, and placing those products quickly into the hands of our U.S. and international customers at affordable prices. Moreover, recognizing today that our customers and vendors are resource constrained, we are endeavoring to develop and extend our portfolio of products in a disciplined manner with a focus on domestic markets close to our core capabilities, as well as growing our global marketplace sales. We continue to focus on affordability initiatives. We also expect to continue to innovate and invest in technologies to fulfill product requirements for our customers and invest in our people so that we have the technical and production skills necessary to succeed without limiting our ability to build financial return to our investors.

Highlights of the Fiscal Year Ended June 30, 2020

COVID-19 Update

In March 2020, the novel strain of coronavirus, known as COVID-19, was declared a pandemic by the World Health Organization and declared a national emergency by the U.S. Government, and has negatively affected the U.S. and global economies. In response to this pandemic, federal, state, county, and local governments and public health organizations and authorities around the world have implemented a variety of measures intended to control the spread of the virus, including quarantines, “stay-at-home” orders, travel restrictions, school closures, business limitations and closures, social distancing, and hygiene requirements. These measures have adversely affected workforces, customers, economies, and global supply chains, and resulted in significant travel and transport restrictions – all of which have combined to lead to an economic downturn. It has also disrupted the normal operations of many businesses, including ours. In early 2020 in the Asia Pacific region and during our quarter ended March 31, 2020 globally, the pandemic and related governmental and business responses began to have an adverse effect on our operations, supply chains, distribution channels, and consumer buying behaviors. Cumulatively, these circumstances also impacted the net realizable value and marketability of our legacy inventory, which was subsequently written-off.

The overall impacts of the COVID-19 pandemic include the following:

•
Across our supply chain, we experienced instances of suppliers temporarily closing their operations, delaying order fulfillment, or limiting their production. Where applicable, we utilized alternative supply arrangements with strategic partners whose businesses were not under stay-at-home orders or whose production came back online. During the quarter ended June 30, 2020, many of our suppliers began returning to normal operating and production levels. However, we and our suppliers remain subject to ongoing changes to governmental closure requirements that may have a long-term impact on our supply chain and ability to produce gemstones and finished jewelry for sale.

•
In our Online Channels segment, our transactional website charlesandcolvard.com remained open under restricted fulfillment capabilities. However, a quickly rising unemployment rate combined with consumer uncertainty and lack of confidence began reducing website traffic and conversions in March 2020. Beginning in March 2020, we maintained limited shipping functions with support from third-party production and fulfillment partners. We were also able to support only a certain level of active products on marketplaces and drop-ship partner websites such as Macys.com, Helzberg.com, Overstock.com, ShopHQ.com, and more. This ongoing e-commerce presence was restricted to available stock and the limited production capacity of functioning suppliers. During the quarter ended June 30, 2020, we began seeing orders in our transactional website, along with orders in our marketplaces and drop-ship partner websites, increase as consumer confidence strengthened and our operating and shipping functions began to return to normal activity levels. However, until business resumes to pre-pandemic levels across our entire supply chain, our Online Channels segment is expected to continue to be adversely impacted by the pandemic.

•
In our Traditional segment, brick and mortar customers began closing their stores to foot traffic in March 2020, with tentative plans to re-open on a rolling schedule that may lead into the fall timeframe or later. We also experienced instances of distributors, whose businesses rely on sales into retail organizations, reducing or closing their operations. These adverse effects impacted our ability to maintain significant levels of sales through our wholesale customers. In addition, trade shows and industry events have been preemptively cancelled for the critical production season leading up to the calendar year-end 2020 holiday season. As a result, our selling activities in our Traditional segment were significantly modified, and our ability to convert those activities into sales have been adversely impacted by the pandemic. Consistent with the trends we are experiencing in our Online Channels segment, we have begun seeing business strengthen with our brick and mortar customers as these customers begin to move forward with their re-opening plans following their closures in March 2020, but until business resumes to pre-pandemic levels, our Traditional segment is expected to continue to be adversely impacted by the pandemic.

•
As global and U.S economic activity slowed in response to the COVID-19 pandemic, we experienced and anticipate ongoing constraints on our cash and working capital, including experiencing potential liquidity challenges. The impact of the pandemic has had – and is expected to continue having – an adverse effect on our operations and financial condition as revenues declined and, despite our cost-saving efforts, many business and operating expenses remained flat or continued to rise. Cash flow scrutiny will be crucial for our business in the months ahead as we anticipate seeing lower revenues resulting in less cash flow, along with delayed accounts receivable collections, as needs grow to step up payables to important suppliers. We continue to focus on being more nimble in managing our inventory levels given the uncertainty in the supply chain, which may also place further demands on working capital.

The COVID-19 pandemic has had a significant adverse impact on our business, results of operations, financial condition, and liquidity during Fiscal 2020. The full extent of the impact of the COVID-19 pandemic on our operational and financial performance is currently uncertain and will depend on many factors outside of our control, including, without limitation, the timing, extent, trajectory and duration of the pandemic, the development and availability of effective treatments and vaccines, the imposition of protective public safety measures, and the impact of the pandemic on the global economy and demand for consumer and wholesaler products.

We believe that our management has taken – and continues to take – swift and appropriate action designed to hedge against the overall impact that the pandemic may have on our business, to prepare for a potential recessionary environment, and to efficiently manage the business while maintaining adequate liquidity and maximum operating flexibility. We remain focused on three critical areas of wellbeing, including safeguarding the health and safety of our employees, implementing senior managerial changes and streamlining operations while ensuring support of our brand and customers, and maintaining our financial strength and stability. Notwithstanding these challenges, we believe that we further solidified the global Charles & Colvard brand during Fiscal 2020.

Since the onset of the pandemic domestically, we have implemented the following measures:

•
We deployed a work-from-home option for our employees on March 13, 2020, and effective March 27, 2020, instituted a mandatory work-from-home policy for all, but essential, employees due to mandated stay-at-home orders by the State of North Carolina and local governmental authorities;

•
We temporarily suspended all hiring of employees starting April 13, 2020 and we furloughed approximately 50% of our employee base at that time, principally within our operations area. While most of our operations employees returned to full-time status as we moved forward with our phased reopening plans during May 2020, these actions materially impacted our productivity;

•	We extended new benefits to assist employees who participate in our 401(k) plan with additional distribution and new borrowing terms;

•
We implemented temporary salary and wage reductions for all employees, including a 25% reduction in salary for the President and Chief Executive Officer and a 15% reduction for each of the Chief Financial Officer and Chief Operating Officer. All employee salaries and wages were returned to pre-reduction levels in July 2020;

•
We reorganized our management and reduced our workforce. Effective June 1, 2020, Suzanne Miglucci, our former President and Chief Executive Officer, resigned and Don O’Connell was appointed as our new President and Chief Executive Officer. At the same time, we enacted a significant reduction-in-force, or RIF, that reduced our active workforce by approximately 25%. Included in the RIF were the elimination of senior-level sales, marketing, information technology, and operations personnel as well as executive-level sales and marketing positions. These RIF actions resulted in our recognition of severance-related expenses during the fourth quarter of Fiscal 2020 in the amount of approximately $427,000. The liability for the unpaid portion of our severance-related accrual in the amount of approximately $338,000 is included in accrued expenses and other liabilities in the accompanying consolidated balance sheet as of June 30, 2020;

•	We instituted a temporary 50% reduction in fees paid to our Board of Directors, which were also returned to pre-reduction levels in July 2020;

•
We successfully applied for and received a loan pursuant to the Paycheck Protection Program under the CARES Act, as administered by the SBA. The loan in the principal amount of $965,000 was disbursed by Newtek Small Business Finance, LLC, a nationally licensed lender under the SBA, on June 18, 2020 pursuant to a Promissory Note issued by us on June 15, 2020. As provided under the CARES Act, we intend to use the proceeds from this loan to enhance cash flow, to help maintain operations and fund current payroll requirements, and to assist us with the reopening phase of our business as we navigate the COVID-19 pandemic recovery efforts. There can be no assurance that such PPP Loan will be forgiven; and

•	We reduced non-payroll operating expenses, including decreased digital marketing spend and significantly reduced product development investments and travel expenditures.

We are continuing to take the following steps to further address the impact of the COVID-19 pandemic:

•	We are actively renegotiating contracts with vendors and suppliers to amend commitments to size our supply with current demand and delivery terms with others to reduce our cost of goods and services;

•	We are negotiating extended payment terms with select partners;

•	We are continuing to align variable expenses to match current sales trends as we continue to move forward with our phased reopening; and

•
We are currently continuing to offer the flexibility of a work-from-home option for our employees who are able to perform full-time duties effectively from home as the State of North Carolina continues to reopen through its predetermined phased reopening plan.

During the fiscal year ended June 30, 2020, we delivered on several key initiatives, which we believe leaves us well poised for future growth as we move forward into the fiscal year ending June 30, 2021. These accomplishments in fiscal year ended June 30, 2020, include the following:

•
Digital Marketing Refocus/Redirection. During June 2020, we ceased all top-of-funnel digital marketing campaigns and strictly refocused our digital marketing advertising strategy toward higher-converting, low marketing funnel activities. We believe that targeting consumers with whom we have already engaged and who have expressed interest in our products is a more effective use of our digital advertising spend. We believe this shift in our marketing strategy provides a more rapid financial return on our marketing investment, which is critical to our top line growth during the ongoing COVID-19 pandemic and going forward as we move into Fiscal 2021;

•
Enhanced Customer Experience. We developed and launched an improved technological e-commerce platform and offered user-friendly consumer services to support an enhanced customer experience. In June 2020 we launched our digital Charles & Colvard Virtual Bridal Ring Consultation program. This is a personal shopping concierge service where we are offering a customized virtual experience designed to simplify the ring buying process for our customers. This new customer support service offers deeper personalization and a more immersive shopping experience for our consumers. With our improved platform we believe that we are driving stronger customer engagement, encouraging repeat buyers, and growing our customer loyalty program, all of which we believe supports our ability to deliver an exemplary worldwide customer service personal shopping experience. We believe that offering this enhanced customer experience is an integral component of our overall marketing strategy. We believe that this enhanced customer interaction featuring a virtual personal shopping experience is important for our brand, but we also believe that it is even more relevant and important to our customers currently during these unprecedented times when social distancing practices remain in place throughout the U.S. and much of the world;

•
E-Commerce Capabilities. In spite of the adverse impact that the COVID-19 pandemic has had on our Online Channels segment, we launched an online presence with the iconic Canadian department store Hudson’s Bay in May 2020. We believe this relationship gives us the ability to market our assortment of fine jewelry featuring Moissanite by Charles & Colvard® gemstones to this retailer’s robust digital audience on TheBay.com;

•
Presence with Key Brick-and-Mortar Partners. Notwithstanding the adverse effect that the COVID-19 related closures had on our Traditional segment during the period these retailers were closed, in the months prior to the business interruption, we continued to broaden our relationship with Helzberg Diamonds stores with the addition of incremental product styles and expanded case line presence in nearly all doors during the early part of Fiscal 2020. We will continue to evolve our retail channel strategy as these stores reopen and businesses resume to pre-pandemic levels and when we are once again able to optimize our partnership arrangements; and

•
Corporate Social Responsibility. In these unprecedented times more than ever, we continue to believe that we have the responsibility to be a good corporate citizen, and in practice, to have a business model that helps us be socially accountable to our stakeholders. During Fiscal 2020, we elevated our use of responsible precious metals in substantially all the finished jewelry we sourced. We also want to positively impact the communities where we work and live and for the benefit of the world in general – which we intend to continue supporting through philanthropic programs that advocate positive social change. This is evidenced by our participation in a Coronavirus related giving-back program that contributes 40% of net proceeds from one of our top selling finished jewelry items to the Duke University Research Foundation’s Duke Health COVID-19 Research Fund that will help support the development of vaccines and treatments for COVID-19.

The continued spread of COVID-19 has led to ongoing disruption and volatility in the global and U.S. economies, and, depending on future developments, could continue to adversely impact our operations and financial position. Our focus as we move into Fiscal 2021 is centered on the health of our brand on a global scale. As lab-created gemstones are being embraced by emerging generations, we will continue our quest to establish moissanite and our jewelry brand directly with consumers. We will execute on our key strategies with a continued commitment to measured spending and generating sustainable earnings improvement.

As we manage through these challenging and unprecedented times, we plan to remain highly focused on prudently managing the reach of our brand – both domestically and internationally – through select digital marketing initiatives that align with consumer engagement and demand. However, in response to the global economic impact of the COVID-19 pandemic and its effect on consumer confidence and spending levels, we have narrowed our digital advertising spend toward higher-conversion marketing activities. We believe that our long-term mission will ultimately be accomplished through our ability to remain fluid and shift brand awareness strategies that are sensitive to these ever-changing times.

Our MD&A generally discusses Fiscal 2020 and Fiscal 2019 items and year-to-year comparisons between Fiscal 2020 and Fiscal 2019. Discussions of Fiscal 2019 items and year-to-year comparisons between Fiscal 2019 and the fiscal year ended June 30, 2018, or Fiscal 2018, that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results or Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 filed with the SEC on September 6, 2019.

Results of Operations

The following table sets forth certain consolidated statements of operations data for the fiscal years ended June 30, 2020 and 2019:

	Year Ended June 30,
	2020	2019
Net sales	$29,189,020	$32,244,109
Costs and expenses:
Cost of goods sold	21,200,207	17,352,167
Sales and marketing	9,443,244	7,983,506
General and administrative	4,861,297	4,640,810
Research and development	-	2,069
Total costs and expenses	35,504,748	29,978,552
(Loss) Income from operations	(6,315,728)	2,265,557
Other income (expense):
Interest income	158,091	11,022
Interest expense	(884)	(2,198)
Loss on foreign currency exchange	(1,829)	(344)
Other expense	-	(13)
Total other income, net	155,378	8,467
(Loss) Income before income taxes	(6,160,350)	2,274,024
Income tax (expense) benefit	(1,733)	1,443
Net (loss) income	$(6,162,083)	$2,275,467

Consolidated Net Sales

Consolidated net sales for the fiscal years ended June 30, 2020 and 2019 comprise the following:

	Year Ended June 30,		Change
	2020	2019	Dollars	Percent
Finished jewelry	$16,777,628	$15,457,343	$1,320,285	9%
Loose jewels	12,411,392	16,786,766	(4,375,374)	-26%
Total consolidated net sales	$29,189,020	$32,244,109	$(3,055,089)	-9%

Consolidated net sales were $29.19 million for the fiscal year ended June 30, 2020 compared to $32.24 million for the fiscal year ended June 30, 2019, a decrease of $3.06 million, or 9%. The decrease in consolidated net sales for the fiscal year ended June 30, 2020 compared with consolidated net sales for the prior fiscal year was primarily due to the adverse impacts of the geopolitical unrest in Hong Kong in early 2020 which affected our international distributor market and the global outbreak of the COVID-19 pandemic. This pandemic has continued to negatively affect the U.S. and global economies and has had a significant adverse impact on our worldwide sales and results of operations. Notwithstanding the impact of the COVID-19 pandemic, during the fiscal year ended June 30, 2020, we saw increased seasonal sales for both the calendar year-end holiday and Valentine’s Day. We also witnessed increased consumer awareness for our moissanite products throughout these holiday periods. Our transactional website, charlesandcolvard.com, was flat compared with the prior fiscal year due to the strength of demand during the COVID-19 pandemic. Net sales through our cross-border trade, or CBT, platform increased 34% versus the prior fiscal year. Despite the sales pressures we have been experiencing during the COVID-19 pandemic, our results have provided evidence that we had strong finished jewelry product net sales during the fiscal year ended June 30, 2020 in both our Online Channels segment and Traditional segment.

Sales of finished jewelry represented 57% and 48% of total consolidated net sales for the fiscal years ended June 30, 2020 and 2019, respectively. For the fiscal year ended June 30, 2020, finished jewelry sales were $16.78 million compared to $15.46 million for the fiscal year ended June 30, 2019, an increase of $1.32 million, or 9%. This increase in finished jewelry sales was due primarily to higher finished jewelry retail sales in our Online Channels segment as well as increased sales of Forever One™ and Moissanite by Charles & Colvard® products in our Traditional segment during periods prior to the COVID-19 pandemic. Net sales of our Forever One™ finished jewelry and loose jewels represented 81% of total net sales for the fiscal year ended June 30, 2020.

Sales of loose jewels represented 43% and 52% of total consolidated net sales for the fiscal years ended June 30, 2020 and 2019, respectively. For the fiscal year ended June 30, 2020, loose jewel sales were $12.41 million compared to $16.79 million for the fiscal year ended June 30, 2019, a decrease of $4.38 million, or 26%. The decrease for the fiscal year ended June 30, 2020 was primarily due to the adverse impact of the COVID-19 pandemic and the resulting impact on consumer confidence and spending. The decrease was also due to lower levels of loose jewel sales in our Online Channels segment and, in particular, lower levels of loose jewel sales through the international distribution network in our Traditional segment.

U.S. net sales accounted for approximately 92% and 87% of total consolidated net sales during the fiscal years ended June 30, 2020 and 2019, respectively. Notwithstanding the adverse impact of the COVID-19 pandemic, U.S. net sales increased during Fiscal 2020 as a percentage of net sales, principally resulting from the significant decrease in international sales as discussed below. The decrease in U.S. net sales during the fiscal year ended June 30, 2020 compared to the prior year was offset somewhat by increased sales to U.S. customers during periods prior to the impact of the COVID-19 pandemic in both our Online Channels segment and Traditional segment.

Our largest U.S. customer during the fiscal years ended June 30, 2020 and 2019 accounted for 13% and 14% of total consolidated net sales during each respective period. Our second largest U.S. customer during the fiscal years ended June 30, 2020 and 2019 accounted for 12% and 10% of total consolidated net sales during each respective period. We expect that we will remain dependent on our ability, and that of our largest U.S. customers, to maintain and enhance retail and domestic distributor programs. A change in or loss of any of these customer or retailer relationships could have a material adverse effect on our results of operations.

International net sales accounted for approximately 8% and 13% of total consolidated net sales during the fiscal years ended June 30, 2020 and 2019, respectively. International net sales decreased to $2.37 million, or 44%, during the fiscal year ended June 30, 2020 compared to $4.26 million in the fiscal year ended June 30, 2019. International sales decreased due to lower demand in our international distributor market resulting from the adverse impact of the geopolitical unrest in Hong Kong and the COVID-19 pandemic affecting the distributors we serve in the China and Hong Kong markets. Prior to the effects of the COVID-19 pandemic, the lower demand in our international distributor market was offset somewhat by growth in our direct-to-consumer presence internationally, along with an increase in the number of CBT transactions in these periods reflecting increased direct-to-consumer sales from our Online Channels segment in international markets. In light of the ongoing global economic conditions, we continue to evaluate these and other potential distributors in international markets to determine the best long-term partners. As a result, and in light of the ongoing worldwide pandemic and international trade challenges, we expect our sales in these markets to continue to fluctuate significantly each reporting period.

We did not have an international customer account for 10% or more of total consolidated sales during the fiscal years ended June 30, 2020 and 2019. A portion of our international consolidated sales represents jewels sold internationally that may be re-imported to U.S. retailers.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the fiscal years ended June 30, 2020 and 2019 are as follows:

	Year Ended June 30,		Change
	2020	2019	Dollars	Percent
Product line cost of goods sold:
Finished jewelry	$7,469,790	$6,859,112	$610,678	9%
Loose jewels	6,062,186	8,242,830	(2,180,644)	-26%
Total product line cost of goods sold	13,531,976	15,101,942	(1,569,966)	-10%
Non-product line cost of goods sold	7,668,231	2,250,225	5,418,006	241%
Total cost of goods sold	$21,200,207	$17,352,167	$3,848,040	22%

Total cost of goods sold was $21.20 million for the fiscal year ended June 30, 2020 compared to $17.35 million for the fiscal year ended June 30, 2019, a net increase of approximately $3.85 million, or 22%. Product line cost of goods sold is defined as product cost of goods sold in each of our Online Channels segment and Traditional segment excluding non-capitalized expenses from our manufacturing and production control departments, comprising personnel costs, depreciation, rent, utilities, and corporate overhead allocations; freight out; inventory write-offs; and other inventory adjustments, comprising costs of quality issues, and damaged goods.

The increase in total cost of goods sold for the fiscal year ended June 30, 2020 as compared to the fiscal year ended June 30, 2019 was primarily driven by a write-off during the third quarter of Fiscal 2020 of approximately $5.26 million representing the carrying value of our legacy loose jewel inventory and finished goods inventory set with these legacy gemstones. The legacy material inventory comprised lower grade raw materials, or boules, work-in-process gemstones, loose finished gemstones and finished jewelry set with these legacy gemstones in precious metals. The legacy inventory raw materials were purchased and finished gemstone products were produced through the period ended August 2015. These gemstone products and finished jewelry items are known and marketed as our older Forever ClassicTM, Forever Brilliant®, and lower-grade gemstones.

Our primary international gemstone distributors, which historically have been the principal customer base for our legacy gemstone products are located in the Asia Pacific region of the world, primarily in China and Hong Kong. As a result of the ongoing geopolitical unrest in Hong Kong, coupled with the global impact of the COVID-19 pandemic, consumer confidence and spending in this region plummeted throughout Fiscal 2020. As a consequence of this, our marketability of these products suffered a sudden and complete deterioration over this same period.

The net increase in non-product line cost of goods sold for the fiscal year ended June 30, 2020 comprises an unfavorable net change in inventory write-offs of approximately $5.47 million principally related to the write-off of the carrying cost of our legacy material inventory of $5.26 million as well as inventory valuation adjustments related to changes in obsolescence reserves in the fiscal year ended June 30, 2020. The net increase in non-product line cost of goods sold was also related to an approximate $14,000 change in production standard cost variances as compared to the fiscal year ended June 30, 2019 as well as an approximate $1,000 increase in non-capitalized manufacturing and production control expenses principally due to the timing when work-in-process is received into inventory and overhead costs are allocated. These increases in non-product line cost of goods sold were offset in part by an approximate $68,000 decrease in freight out in the same period due to lower shipment costs during the fiscal year ended June 30, 2020.

For further discussion of non-product line cost of goods sold, see Note 3 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”,  of this Annual Report on Form 10-K.

Sales and Marketing

Sales and marketing expenses for the fiscal years ended June 30, 2020 and 2019 are as follows:

	Year Ended June 30,		Change
	2020	2019	Dollars	Percent

Sales and marketing	$9,443,244	$7,983,506	$1,459,738	18%

Sales and marketing expenses were $9.44 million for the fiscal year ended June 30, 2020 compared to $7.98 million for the fiscal year ended June 30, 2019, an increase of approximately $1.46 million, or 18%.

The increase in sales and marketing expenses for the fiscal year ended June 30, 2020 compared to the fiscal year ended June 30, 2019 was primarily due to a $1.15 million increase in advertising and digital marketing expenses reflecting the activation of funds from our June 2019 underwritten public offering that we deployed to expand brand awareness; a $217,000 increase in software-related costs principally in connection with maintenance agreements as well as other software-related agreements; a $58,000 increase in professional services fees principally comprising consulting services for cybersecurity and merchandise imaging; a $46,000 increase in compensation-related expenses; and a $41,000 increase in general office-related expenses, which is primarily related to increased sales and use taxes. These increases were partially offset by a $52,000 decrease in travel expenses as a result of COVID-19 cost control measures.

The increase in digital and social media marketing expenses for the fiscal year ended June 30, 2020 compared to the fiscal year ended June 30, 2019 was primarily due to a $623,000 increase in Internet marketing; a $524,000 increase in outside agency fees; a $110,000 increase in cooperative advertising; and a $9,000 increase in promotional expenses, primarily related to sponsorship of a local professional sports team. These increases were partially offset by an $89,000 reduction in trade show expenses resulting from the cancelation of the jewelry industry’s premier annual event as a result of the COVID-19 pandemic; and a $29,000 reduction in print media advertising. In response to the COVID-19 pandemic, management drastically reduced advertising and digital marketing expenditures beginning in mid-March 2020. In addition, as a result of its digital marketing redirection in June 2020, management further reduced advertising and digital marketing expenditures during the last month of Fiscal 2020.

Compensation expenses for the fiscal year ended June 30, 2020 compared to the fiscal year ended June 30, 2019 increased primarily as a result of a $201,000 increase in salaries, commissions, and related employee benefits in the aggregate; a $71,000 increase in severance accrual related to our June 2020 management reorganization and workforce reduction; and a $9,000 increase in employee stock-based compensation expense. These increases were partially offset by cost control measures implemented by management as a result of the COVID-19 pandemic and its effect on our operations that led to a $235,000 decrease in bonus expense.

General and Administrative

General and administrative expenses for the fiscal years ended June 30, 2020 and 2019 are as follows:

	Year Ended June 30,		Change
	2020	2019	Dollars	Percent

General and administrative	$4,861,297	$4,640,810	$220,487	5%

General and administrative expenses were $4.86 million for the fiscal year ended June 30, 2020 compared to $4.64 million for the fiscal year ended June 30, 2019, an increase of approximately $220,000, or 5%.

The increase in general and administrative expenses for the fiscal year ended June 30, 2020 compared to the fiscal year ended June 30, 2019 was primarily due to a $250,000 increase in compensation expenses; a $236,000 increase in professional services fees; and a $6,000 increase in equipment-related rental expense. These increases were partially offset by an $84,000 decrease in business franchise taxes and licenses; a $49,000 decrease in board retainer fees as a result of COVID-19 cost control measures; a $48,000 decrease in bank fees as a result of lower credit card sales transactions during the COVID-19 pandemic; a $31,000 decrease in travel expenses as a result of COVID-19 cost control measures; a $24,000 decrease in insurance expenses; an $18,000 decrease in bad debt expense associated with our allowance for doubtful accounts reserve policy reflecting lower customer accounts receivable balances during the COVID-19 pandemic; a $12,000 decrease in general office-related expenses, which is primarily related to lower software maintenance agreement-related expenses; and a $6,000 net decrease in all other general and administrative expenses.

Compensation expenses increased for the fiscal year ended June 30, 2020 compared to the fiscal year ended June 30, 2019 primarily due to a $282,000 increase in severance accrual related to our June 2020 management reorganization and workforce reduction; a $128,000 increase in salaries and related employee benefits in the aggregate; and a $33,000 increase in employee stock-based compensation expense. These increases were offset in part by cost control measures implemented as a result of the COVID-19 pandemic and its effect on our operations that led to a $193,000 decrease in bonus expense.

Professional services fees increased for the fiscal year ended June 30, 2020 compared to the fiscal year ended June 30, 2019 primarily due to a $158,000 increase in legal fees associated with corporate governance matters; a $38,000 increase in accounting services related to higher annual audit and tax fees, as well as fees associated with tax consulting services; a $30,000 increase in investor and public relations expenses; and a $10,000 increase in consulting and other professional services primarily in connection with nonrecurring accounting and financial reporting related consulting fees.

Loss on Foreign Currency Exchange

Loss on foreign currency exchange related to foreign sales transacted in functional currencies other than the U.S. dollar for the fiscal years ended June 30, 2020 and 2019 are as follows:

	Year Ended June 30,		Change
	2020	2019	Dollars	Percent
Loss on foreign currency exchange	$1,829	$344	$1,485	432%

During the fiscal year ended June 30, 2020, we had international sales transactions denominated in currencies other than the U.S dollar that resulted in foreign currency exchange net losses. The increase in these losses for the fiscal years ended June 30, 2020, reflects changes in foreign currency fluctuation during the fiscal year ended June 30, 2020 compared with the prior fiscal year.

Interest Income

Interest income for the fiscal years ended June 30, 2020 and 2019 is as follows:

	Year Ended June 30,		Change
	2020	2019	Dollars	Percent
Interest income	$158,091	$11,022	$147,069	1,334%

In June 2019, we completed an underwritten public offering of 6,250,000 shares of our common stock, which together with the partial exercise of the underwriters’ over-allotment option for an additional 630,500 shares in July 2019, resulted in net proceeds of approximately $9.99 million. The net proceeds from this offering have been deposited into an interest-bearing account with a federally insured commercial bank. Accordingly, during the full fiscal year ended June 30, 2020, we earned interest income from cash on deposit in this interest-bearing account.

Provision for Income Taxes

We recognized a net income tax expense of approximately $1,700 and a net income tax benefit of approximately $1,400 for the fiscal years ended June 30, 2020 and 2019, respectively. Our income tax provisions in these periods primarily relate to estimated tax, penalties, and interest associated with uncertain tax positions. During the fiscal year ended June 30, 2019 we recognized a federal income tax benefit in the amount of approximately $23,000 that related to the realization of the recoverable portion of the alternative minimum tax, or AMT, deferred tax credit carryforwards being reclassified from a deferred tax asset to that of an income tax receivable.

As of each reporting date, we consider new evidence, both positive and negative, that could impact our view with regard to future realization of deferred tax assets. Beginning in 2014, we determined that negative evidence outweighed the positive and established a full valuation allowance against our deferred tax assets. We maintained a full valuation allowance as of June 30, 2020 and June 30, 2019.

Our statutory tax rate as of the fiscal year ended June 30, 2020 is 22.11% and consists of the federal income tax rate of 21% and a blended state income tax rate of 1.11%, net of the federal benefit.

For discussion of the effects of the Tax Cuts and Jobs Act, or the Tax Act, the CARES Act, and the State of North Carolina General Assembly Senate Bill 704: COVID-19 Recovery Act, or the NC COVID-19 Relief Act, on our provision for income taxes and deferred tax assets, see Note 12 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”,  of this Annual Report on Form 10-K.

Certain Operating Metrics

We believe that certain metrics are key to our business, including but not limited to average order value, or AOV, average advertising spend per customer, and repeat customers. The following operating metrics, which we use to make strategic digital marketing related decisions and to monitor the performance and return on investment of our marketing activities, are based on financial results and customer-related data for charlesandcolvard.com, LLC, a wholly-owned subsidiary of Charles & Colvard, Ltd., for the fiscal year ended June 30, 2020:

•	AOV is estimated to be approximately $1,000, based on charlesandcolvard.com revenue, net of returns, divided by the total number of customer orders.
•
Average ad spend per new customer is estimated to be approximately $275, based on the total advertising spend focused on charlesandcolvard.com traffic divided by the number of first-time customer orders.

•	Repeat customers represent approximately 17% of charlesandcolvard.com’s total customer orders, based on customer email addresses.

Our calculation for AOV is sensitive to volume and product mix. Therefore, we believe that our AOV may vary widely going forward as we respond to ever changing consumer demand and provide the products – that may have widely variable price points – our audiences are looking for. Likewise, as we continue to invest in our advertising and marketing communication channels and broaden the underlying content types, notwithstanding the effects of the COVID-19 pandemic, we expect our average ad spend per customer to increase going forward. Finally, as our Loyalty Program is revived, we expect the percentage of people enrolled in our program to continue increasing over time.

The following operating metrics, which we use to manage operations and to also make strategic digital marketing related decisions and to monitor the performance and return on investment of our marketing activities, are based on financial results and customer-related data for charlesandcolvard.com, LLC, for the fiscal year ended June 30, 2020 compared to the fiscal year ended June 30, 2019:

•	1% year-over-year growth in charlesandcolvard.com revenue.
•	2.2% year-over-year growth in social media followers; 5% year-over-year growth in opt-in email subscribers.

For each of the fiscal years ended June 30, 2020 and 2019, gross margin (defined as net sales less product line cost of goods sold) for our Online Channels segment was 58% of Online Channels net sales.

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

We remain increasingly focused on potential liquidity issues and debt incurrence capacity. Accordingly, faced with the prospect of significantly declining cash flows, we evaluated the possibility of raising additional capital through loans, debt or access to other capital transactions. In March 2020, the CARES Act was signed into law, which, along with earlier issued Internal Revenue Service, or IRS, guidelines, provides for deferral of certain taxes. The CARES Act, among other things, contains economic relief programs in the form of loans and grants for small businesses. In May 2020, the NC COVID-19 Relief Act was signed into law, which provides for a tax credit towards certain employer contributions to the North Carolina Unemployment Insurance Fund.

Capital Structure and Long-Term Debt

On June 18, 2020, we received the proceeds from the PPP Loan pursuant to the Paycheck Protection Program under the CARES Act, as administered by the SBA. The PPP Loan in the principal amount of $965,000 was disbursed by the Lender pursuant to a promissory note, or the Promissory Note, issued by us on June 15, 2020.

Under the CARES Act and the Promissory Note, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, and covered utilities during the 24-week period beginning on the date of first disbursement of the PPP Loan. For purposes of the CARES Act, payroll costs exclude cash compensation of an individual employee in excess of $100,000, prorated annually. Not more than 40% of the forgiven amount can be attributable to non-payroll costs. Although we currently believe that our use of the PPP Loan will meet the conditions for forgiveness of the PPP Loan, we cannot assure our future adherence to the forgiveness criteria and that the PPP Loan will be forgiven, in whole or in part.

In April 2020, we also applied for capital relief pursuant to the Economic Injury Disaster Loan Program, or the EIDL Program, also under the CARES Act and administered by the SBA. In June we were notified by the SBA that our EIDL Program application was approved by the SBA. However, due to the limited amount of capital that would have been available to us under the EIDL Program, we did not further pursue those funds.

The CARES Act provides that existing AMT credit carryforwards are now eligible for acceleration and refundable AMT credits are to be completely refunded to companies for taxable years beginning in 2019, or by election, taxable years beginning in 2018. Accordingly, we have elected to have the AMT tax completely refunded and have filed a tentative refund claim for the remaining AMT tax credit. Consequently, the remaining balance of our AMT credit refund in the amount of approximately $270,000 is expected to be completely refundable. Accordingly, the full amount of our AMT credit refund has been classified as current as of June 30, 2020.

We also intend to take advantage of COVID-19 related tax credits for required paid leave provided by us. These eligible tax credits are determined by qualified emergency paid sick and expanded family and medical leave wages pursuant to the Families First Coronavirus Response Act, or FFCRA. Under FFCRA, we have provided employees with paid federal sick and expanded family and medical leave benefits for which we may be reimbursed by the government through payroll tax credits. Qualifying wages for tax credit purposes under FFCRA are those paid to an employee who takes leave under FFCRA for a qualifying reason, up to the applicable per diem and aggregate payment caps. Applicable tax credits also extend to the employer’s share of amounts paid or incurred to maintain a group health plan.

Finally, as permitted by the NC COVID-19 Relief Act, we will receive a tax credit towards our contributions to the North Carolina Unemployment Insurance Fund, which will also serve to further enhance future cash flow.

As a component of our liquidity and capital structure, we have an effective shelf registration statement on Form S-3 on file with the SEC which allows us to periodically offer and sell, individually or in any combination, shares of common stock, shares of preferred stock, warrants to purchase shares of common stock or preferred stock, and units consisting of any combination of the foregoing types of securities, up to a total of $25.00 million, of which approximately $13.99 million remains available after giving effect to our June 2019 public offering, including the impact of the partial exercise of the underwriters’ over-allotment option, described below. However, we may offer and sell no more than one-third of our public float (which is the aggregate market value of our outstanding common stock held by non-affiliates) in any 12-month period. Our ability to issue equity securities under the shelf registration statement is subject to market conditions, which are in turn, subject to the disruption and volatility being caused by the ongoing COVID-19 pandemic. Any capital raise is not assured and may not be at terms that would be acceptable to us.

Financing Activities

In June 2019, we completed an underwritten public offering of 6,250,000 newly issued shares of common stock, at a price to the public of $1.60 per share, pursuant to our effective shelf registration statement on Form S-3. Net proceeds from the offering were approximately $9.06 million, net of the underwriting discount and fees and expenses. Pursuant to the terms of the underwriting agreement entered into in connection with this offering, the underwriters were granted a 30-day option to buy up to an additional 937,500 shares of our common stock to cover over-allotments. Pursuant to the partial exercise of the underwriters’ over-allotment option, in July 2019, we issued an additional 630,500 shares of our common stock at a price of $1.60 per share for net proceeds of approximately $932,000, net of the underwriting discount and fees and expenses of approximately $77,000. After giving effect to the partial exercise of the over-allotment option, we sold an aggregate of 6,880,500 shares of our common stock at a price of $1.60 per share with total gross proceeds of approximately $11.01 million, before deducting the underwriting discount and fees and expenses of approximately $1.02 million. During early Fiscal 2020, we began using the aggregate net proceeds of approximately $9.99 million from the offering for marketing and for general corporate and working capital purposes. However, in response to the COVID-19 pandemic and its impact on consumer confidence and spending, management drastically reduced related advertising and digital marketing expenditures in mid-March 2020.

As discussed above, on June 18, 2020 we received a PPP Loan in the principal amount of $965,000 from the Lender pursuant to a Promissory Note issued by us on June 15, 2020. The Promissory Note matures June 18, 2022 and may be extended with the consent of the Lender under the provisions of the CARES Act. The Promissory Note bears interest at a fixed rate of 1% per annum. Pursuant to the terms of the Promissory Note, monthly principal and interest payments in the amount of approximately $41,000 will commence on April 1, 2021. For financial reporting purposes as of June 30, 2020, the classification of the current maturity of this long-term debt assumes there will be no principal forgiveness and principal repayment for the full outstanding principal amount of the PPP Loan will be spread in equal monthly installments over the period from April 1, 2021 through the maturity date of the Promissory Note.

We did not provide any collateral or guarantees for the PPP Loan, nor did we pay any facility charge to obtain the PPP Loan. The Promissory Note provides for customary events of default, including, among others, those relating to failure to make payment and breaches of representations. We may prepay the principal of the PPP Loan at any time without incurring any prepayment charges.

Operating Activities and Cash Flows

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of June 30, 2020, our principal sources of liquidity were cash, cash equivalents and restricted cash totaling $14.62 million, trade accounts receivable of $671,000, and net current inventory of $7.44 million, as compared to cash and cash equivalents totaling $13.00 million, trade accounts receivable of $1.96 million, and net current inventory of $11.91 million as of June 30, 2019. As described more fully herein, we also have long-term debt in the amount of $965,000, of which $193,000 is classified as its current maturity as of June 30, 2020, and a $5.00 million asset-based revolving credit facility with White Oak, or the White Oak Credit Facility.

During the fiscal year ended June 30, 2020, our working capital decreased by approximately $5.75 million to $17.42 million from $23.17 million at June 30, 2019. As described more fully below, the decrease in working capital at June 30, 2020 is primarily attributable to a decrease in our allocation of inventory from long-term to short-term, a decrease in accounts receivable, an increase in short-term operating lease liabilities resulting from the adoption of the new lease accounting standard as of July 1, 2019, an increase in accrued expenses and other liabilities, an increase in accounts payable, and an increase in the current maturity of our long-term debt. These factors were offset partially by an increase in our cash, cash equivalents, and restricted cash resulting from cash provided by operating and financing activities and an increase in prepaid expenses and other assets. During the fiscal year ended June 30, 2019, our working capital increased by approximately $10.91 million from $12.27 million at June 30, 2018. As described more fully below, the increase in working capital at June 30, 2019 is primarily attributable to an increase in our cash, cash equivalents and restricted cash resulting from cash provided by financing activities from our public offering described above and cash provided by our operations, increases in accounts receivable and in our allocation of inventory to short-term from long-term as well as in prepaid expenses and other assets. The increase in working capital is also attributable to decreases in accounts payable. These factors were offset partially by increases in accrued expenses and other liabilities.

During the fiscal year ended June 30, 2020, approximately $249,000 of cash was provided by our operations. The primary drivers underlying the cash provided by our operating activities were a decrease in accounts receivable of $1.32 million; a decrease in prepaid expenses and other assets of $490,000; an increase in accounts payable of $469,000; and an increase in accrued expenses and other liabilities of $109,000. In addition, non-cash items totaling $6.78 million also had a favorable impact on our cash flow from operations during the fiscal year ended June 30, 2020. These factors were offset partially by the unfavorable effect of our net loss in the amount of $6.16 million and an increase in inventory of approximately $2.76 million resulting from lower quantities of inventory items sold as a result of lower period sales stemming from the impact of the COVID-19 pandemic. During the fiscal year ended June 30, 2019, $917,000 of cash was provided by our operations. The primary drivers of the cash generated by our operations were net income of $2.28 million and an increase in accrued liabilities of $572,000. In addition, non-cash items totaling $1.51 million also had a favorable impact on our cash flow from operations during the fiscal year ended June 30, 2019. These factors were partially offset by an increase in inventory of $2.30 million; a decrease in accounts payable of $799,000; an increase in accounts receivable of $328,000; and an increase in prepaid expenses and other assets of $14,000. The inventory increases during the fiscal years ended June 30, 2020 and 2019 were, in part, due to the purchase of new raw material SiC crystals during each fiscal year then ended pursuant to the Supply Agreement.

During the fiscal year ended June 30, 2020, accounts receivable decreased principally due to decreased sales during the third and fourth quarters, as a result of the effects that the COVID-19 pandemic and the impact that the global economy had on our Traditional segment customers. Cash collections on sales made during our first and second fiscal quarters, which reflect robust year-end holiday sales, remained strong. During the fiscal year ended June 30, 2019, accounts receivable increased principally as a result of the increased level of sales during our third and fourth fiscal quarters.

As a result of the COVID-19 pandemic, we offered extended Traditional segment customer payment terms beyond 90 days to certain credit-worthy customers during the third and fourth quarters of Fiscal 2020. Because of the ongoing impact of the pandemic on the global economy, the extension of these terms may not immediately increase liquidity as a result of ongoing current-period sales, which we expect to continue to be pressured due to the effects of the ongoing COVID-19 pandemic. In addition, we believe our competitors and other vendors in the wholesale jewelry industry have expanded their use of extended payment terms and, in aggregate, we believe that, through our use of extended payment terms, we provide a competitive response in our market during the current global economic environment. We believe that we are unable to estimate the impact of these actions on our net sales, but if we ceased providing extended payment terms, we believe that we would not be competitive for some Traditional segment customers in the marketplace during this economic period and that our net sales and profits would likely be adversely impacted.

During the fiscal year ended June 30, 2020, prepaid expenses and other assets increased principally as a result of the timing of payments, principally for insurance-related expenses, in advance of goods or services received. During the fiscal year ended June 30, 2020, accounts payable increased primarily as a result of the timing of payment for costs associated with inventory-related purchases and professional services incurred and due under our vendors’ payment terms. Likewise, accrued expenses and other liabilities increased principally due to the severance accrual in connection with our June 2020 management reorganization and workforce reduction as well as increases in deferred revenue related to payments received prior to shipment of good from customers. During the fiscal year ended June 30, 2019, accrued expenses and other liabilities increased principally due to the timing of payments related to accrued compensation and related benefits, including year-end bonuses, as well as increased accrued sales and use taxes associated with higher current sales levels and additional liabilities for jurisdictions where we have reached sales tax nexus.

We manufactured approximately $10.64 million and $14.09 million in loose jewels and $7.82 million and $7.66 million in finished jewelry, which includes the cost of the loose jewels and the purchase of precious metals and labor in connection with jewelry production, during the fiscal years ended June 30, 2020 and 2019, respectively. We expect our purchases of precious metals and labor to fluctuate in conjunction with the levels of our finished jewelry business. In addition, the price of gold has increased significantly over the past decade, resulting in higher retail price points for gold jewelry. Because the market price of gold and other precious metals is beyond our control, the upward price trends could continue and have a negative impact on our operating cash flow as we manufacture finished jewelry.

Historically, our raw material inventories of SiC crystals had been purchased under exclusive supply agreements with a limited number of suppliers. Because the supply agreements restricted the sale of these crystals exclusively to us, the suppliers negotiated minimum purchase commitments with us that, when combined with reduced sales levels during prior periods in which the purchase commitments were in effect, have resulted in levels of inventories that are higher than we might otherwise maintain. As of June 30, 2020 and 2019, $23.19 million and $21.82 million, respectively, of our inventories were classified as long-term assets. Loose jewel sales and finished jewelry that we manufacture will utilize both the finished goods loose jewels currently on-hand and, as we deplete certain shapes and sizes, our on-hand raw material SiC crystals of $3.53 million and new raw material that we purchase pursuant to the Supply Agreement.

A more detailed description of our inventories is included in Note 5 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

We made income tax payments of approximately $2,000 and $6,000 during the fiscal years ended June 30, 2020 and 2019, respectively. As of June 30, 2020 and 2019, we had approximately $309 and $102,000, respectively, of remaining federal income tax credits all of which expire in 2021 and can be carried forward to offset future income taxes. As of June 30, 2020 and 2019, we also had federal tax net operating loss carryforwards of approximately $23.72 million and $23.39 million, respectively, expiring between 2022 and 2037, which can be used to offset against future federal taxable income; North Carolina tax net operating loss carryforwards of approximately $20.12 million and $20.20 million, respectively, expiring between 2023 and 2033; and various other state tax net operating loss carryforwards expiring between 2021 and 2040, which can be used to offset against future state taxable income.

Contractual Commitment

On December 12, 2014, we entered into the Supply Agreement with Cree. Under the Supply Agreement, subject to certain terms and conditions, we agreed to exclusively purchase from Cree, and Cree agreed to exclusively supply, 100% of our required SiC materials in quarterly installments that must equal or exceed a set minimum order quantity. The initial term of the Supply Agreement was scheduled to expire on June 24, 2018, unless extended by the parties. Effective June 22, 2018, the Supply Agreement was amended to extend the expiration date to June 25, 2023. The Supply Agreement, as amended, also provides for the exclusive production of our premium moissanite product, Forever One™ and provided us with one option, subject to certain conditions, to unilaterally extend the term of the Supply Agreement for an additional two-year period following the expiration of the initial term. In addition, the amendment to the Supply Agreement established a process by which Cree may begin producing alternate SiC material based on our specifications that will give us the flexibility to use the materials in a broader variety of our products, as well as to permit us to purchase certain amounts of SiC materials from third parties under limited conditions. On August 26, 2020, the Supply Agreement was further amended, effective June 30, 2020, to extend the expiration date to June 29, 2025, which may be further extended by mutual agreement of the parties. The Supply Agreement was also amended to, among other things, (i) spread our total purchase commitment under the Supply Agreement in the amount of approximately $52.95 million over the term of the Supply Agreement, as amended; (ii) establish a process by which Cree has agreed to accept purchase orders in excess of the agreed-upon minimum purchase commitment, subject to certain conditions; and (iii) permit us to purchase revised amounts of SiC materials from third parties under limited conditions. Our total purchase commitment under the Supply Agreement, as amended, until June 2025 is approximately $52.95 million, of which approximately $36.60 million remains to be purchased as of June 30, 2020.

For more information regarding the second amendment to our Supply Agreement, executed on August 26, 2020, see Note 15 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

During the fiscal years ended June 30, 2020 and 2019, we purchased approximately $7.47 million and $8.91 million, respectively, of SiC crystals from Cree. Going forward, we expect to use existing cash and cash equivalents and access to other working capital resources, including but not limited to the issuance of equity securities, together with future cash expected to be provided by operating activities and, if necessary, our White Oak Credit Facility, to finance our purchase commitment under the Supply Agreement, as amended.

Line of Credit

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

We had not borrowed against the White Oak Credit Facility as of June 30, 2020. As a result of our diminished borrowing base, which is tied to our accounts receivable, our ability to draw down funds from the White Oak Credit Facility is currently restricted.

A more detailed description of the White Oak Credit Facility is included in Note 10 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

Liquidity and Capital Trends

We believe that our existing cash and cash equivalents and access to other working capital resources, including but not limited to the access to federal government economic relief programs pursuant to the CARES Act, including our existing PPP Loan and the available conditional forgiveness of the PPP Loan in whole or in part, access to available federal and state tax-related considerations, the issuance of equity securities, and future cash expected to be provided by operating activities combined will be sufficient to meet our working capital and capital expenditure needs over the next twelve months.

Our future capital requirements and the adequacy of available funds will depend on many factors, including the ongoing spread of COVID-19 that could lead to further disruption and volatility in the global capital markets as well as its impact on our rate of sales growth; the expansion of our sales and marketing activities; the timing and extent of raw materials and labor purchases in connection with loose jewel production to support our moissanite jewels business and precious metals and labor purchases in connection with jewelry production to support our finished jewelry business; the timing of capital expenditures; and the risk factors described in more detail in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Currently, we have the White Oak Credit Facility through its expiration on July 13, 2021, that we believe would mitigate these risks to our cash and liquidity position. Also, we may make investments in, or acquisitions of, complementary businesses, which could also require us to seek additional equity or debt financing.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which we prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The future effects of the COVID-19 pandemic on our results of operations, cash flows, and financial position continue to remain unclear. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities. “Critical accounting policies and estimates” are defined as those most important to the financial statement presentation and that require the most difficult, subjective, or complex judgments. We base our estimates on historical experience and on various other factors, including current economic conditions resulting from the COVID-19 pandemic, that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Under different assumptions and/or conditions, actual results of operations may materially differ. The most significant estimates impacting our consolidated financial statements relate to valuation and classification of inventories, accounts receivable reserves, deferred tax assets, uncertain tax positions, and revenue recognition. We also have other policies that we consider key accounting policies, but these policies typically do not require us to make estimates or judgments that are difficult or subjective.

Valuation and Classification of Inventories

Inventories are stated at the lower of cost or net realizable value on an average cost basis. Inventory costs include direct material and labor, inbound freight, purchasing and receiving costs, inspection costs, and warehousing costs.
Any inventory on hand at the measurement date in excess of our current requirements based on historical and anticipated levels of sales is classified as long-term on our Consolidated Balance Sheets. The classification of our inventory as either current or long-term inventory requires us to estimate the portion of on-hand inventory that can be realized over the next 12 months and does not include precious metal, labor, and other inventory purchases expected to be both purchased and realized in cost of sales over the next 12 months.

Our work-in-process inventories include raw SiC crystals on which processing costs, such as labor and sawing, have been incurred; and components, such as metal castings and finished good moissanite jewels, that have been issued to jobs in the manufacture of finished jewelry. Our moissanite jewel manufacturing process involves the production of intermediary shapes, called “preforms”, that vary depending upon the expected size and shape of the finished jewel. To maximize manufacturing efficiencies, preforms may be made in advance of current finished inventory needs but remain in work-in-process inventories. As of June 30, 2020 and 2019, work-in-process inventories issued to active production jobs approximated $1.34 million and $1.23 million, respectively.

Each accounting period we evaluate the valuation and classification of inventories including the need for potential adjustments to inventory-related reserves, which also include significant estimates by management.

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

Revenue Recognition

Revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. To achieve this principle, we perform the following five steps: (i) identification of a contract with a customer; (ii) identification of any separate performance obligations; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when we have satisfied the underlying performance obligations. We recognize substantially all of our revenue at a point in time when control of our goods has passed to the customer with the exception of consigned goods. We consider our performance obligation related to the shipment of goods satisfied at the time this control is transferred. We also have a variable consideration element related to most of our contracts in the form of product return rights. At the time revenue is recognized, an allowance for estimated returns is established and any change in the allowance for returns is charged against net sales in the current period. For our customers (excluding those of charlesandcolvard.com), the returns policy generally allows for the return of jewels and finished jewelry with a valid reason for credit within 30 days of shipment, except for returns during the COVID-19 pandemic during which we generally extended the return period for an additional 30 days. Our charlesandcolvard.com customers may return purchases for any reason within 60 days in accordance with our returns policy as disclosed on the charlesandcolvard.com website. Periodically, we ship loose jewel goods and finished goods to Traditional segment customers on consignment terms. Under these consignment terms, the customer assumes the risk of loss and has an absolute right of return for a specified period that typically ranges from six months to one year. Our Online Channels segment and Traditional segment customers are generally required to make payments on consignment shipments within 30 to 60 days upon the customer informing us that such inventory will be kept by the customer. Accordingly, we do not recognize revenue on these consignment transactions until the earlier of (i) the customer informing us that the inventory will be kept by the customer; (ii) the expiration of the right of returns period; or (iii) the customer informing us that the inventory has been sold.

See Note 2 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K under the Revenue Recognition caption for additional information regarding the underlying required disclosures arising from contracts with customers as well as a more detailed description of our revenue recognition accounting policy.

Accounts Receivable Reserves

Estimates are used to determine the amount of two reserves against trade accounts receivable. The first reserve is an allowance for sales returns. At the time revenue is recognized, we estimate future returns using a historical return rate that is reviewed quarterly with consideration of any contractual return privileges granted to customers, including any current extenuating economic conditions resulting from the COVID-19 pandemic, and we reduce sales and trade accounts receivable by this estimated amount. Our allowance for sales returns was $704,000 and $746,000 at June 30, 2020 and 2019, respectively.

The second reserve is an allowance for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments. This allowance reduces trade accounts receivable to an amount expected to be collected. Based on historical percentages of uncollectible accounts by aging category, changes in payment history, and facts and circumstances, including any current extenuating economic conditions resulting from the COVID-19 pandemic, regarding specific accounts that become known to management when evaluating the adequacy of the allowance for doubtful accounts, we determine a percentage based on the age of the receivable that we deem uncollectible. The allowance is then calculated by applying the appropriate percentage to each of our accounts receivable aging categories, with consideration given to individual customer account activity subsequent to the current period, including cash receipts, in determining the appropriate allowance for doubtful accounts in the current period. Any increases or decreases to this allowance are charged or credited, respectively, as a bad debt expense to general and administrative expenses. We generally use an internal collection effort, which may include our sales personnel as we deem appropriate. After all internal collection efforts have been exhausted, we generally write off the account receivable.

Any accounts with significant balances are reviewed separately to determine an appropriate allowance based on the facts and circumstances of the specific account. During our reviews of customer accounts for the fiscal years ended June 30, 2020 and 2019, except for limited customers negatively affected by current economic conditions resulting from the COVID-19 pandemic, we determined no additional reserves were necessary for other specific accounts. Based on these criteria, as of June 30, 2020 and 2019, management determined that allowances for doubtful accounts receivable of $79,000 and $249,000, respectively, were required.

Deferred Tax Assets

As of each reporting date, management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. Beginning in 2014, management determined that negative evidence outweighed the positive and established a full valuation allowance against our deferred tax assets. We maintained a full valuation allowance as of June 30, 2020 and 2019.

Our deferred tax assets in Hong Kong were fully reserved with a valuation allowance of $996,000 as of June 30, 2020 and 2019, and had been fully reserved in all prior periods due to the uncertainty of future taxable income in this jurisdiction to utilize available deferred tax assets. Charles & Colvard (HK) Ltd., our Hong Kong subsidiary, which was re-activated in December 2017, but had no operating activity during the fiscal years ended June 30, 2020 and 2019, previously ceased operations during 2008 and became a dormant entity during 2009. If we use any portion of our deferred tax assets in future periods, the valuation allowance would need to be reversed and may impact our future operating results.

In connection with filing our 2017 U.S. corporate income tax return in June 2018, we analyzed the income tax effects of the Tax Act and the effect on our existing corporate AMT deferred tax asset, including the recoverability of our AMT-related deferred tax credit carryforwards. As a result, we determined that we were able to recognize the underlying tax benefit relating to the realization of the recoverable portion of its AMT-related deferred tax credit carryforwards, net of an anticipated sequestration reduction, in the amount of approximately $328,000. Accordingly, we recorded the expected AMT credit refund as a receivable, net of an anticipated sequestration reduction and such amount was included with other long-term assets in our consolidated balance sheets as of June 30, 2018.

In January 2019, the IRS announced that refund payments and refund offset transactions due to refundable minimum tax credits associated with the repeal of the corporate AMT as part of the Tax Act would not be subject to sequestration. Accordingly, in January 2019 we recognized the additional available underlying tax benefit and recorded the sequestered portion of its AMT credit refund in the amount of approximately $23,000. This amount, net of amounts received, was also included with other long-term assets in our consolidated balance sheets as of June 30, 2019.

In May 2019, we received our first installment refund in the amount of approximately $80,000 and approximately $6,000 in May 2019 and April 2020, respectively, from the IRS in accordance with the AMT refundability schedule as set forth in the Tax Act.

Pursuant to provisions of the CARES Act, existing AMT credit carryforwards are now eligible for acceleration and refundable AMT credits are to be completely refunded to companies for taxable years beginning in 2019, or by election, taxable years beginning in 2018. Accordingly, we have elected to have the AMT tax completely refunded and have filed a tentative refund claim for the remaining AMT tax credit. Consequently, the remaining balance of our AMT credit refund in the amount of approximately $270,000 is expected to be completely refundable. Accordingly, the full amount of our AMT credit refund has been classified as current as of June 30, 2020.

For further discussion of the effects of the Tax Act, the CARES Act, and the NC COVID-19 Relief Act on our provision for income taxes and deferred tax assets, see Note 12 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”,  of this Annual Report on Form 10-K.

Uncertain Tax Positions

We account for the de-recognition, classification, accounting in interim periods, and disclosure requirements for uncertain tax positions in accordance with U.S. GAAP. Determining which tax positions qualify as uncertain positions and the subsequent accounting for these positions requires significant estimates and assumptions. Our net accrued income tax liability under the provisions of this guidance was approximately $8,000 and $6,000 at June 30, 2020 and 2019, respectively. This liability is only resolved when we obtain an official ruling from the tax authority on the positions or when the statute of limitations expires. Our liability for accrued interest on these uncertain tax positions has increased by approximately $2,000 and $1,000 as of June 30, 2020 and 2019, respectively.

See Note 2 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K under the Immaterial Correction of an Error caption for information regarding the release of a portion of our accrued income tax liability for uncertain tax positions that should have been derecognized in the prior years.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K under the Recently Adopted/Issued Accounting Pronouncements caption for the description of recent accounting pronouncements, including the expected date of adoption and estimated effects, on our consolidated financial statements.

Off-Balance Sheet Arrangements

We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of June 30, 2020 and 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Charles & Colvard, Ltd.
Morrisville, North Carolina

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Charles & Colvard, Ltd. (the “Company”) as of June 30, 2020, and 2019, the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases during the year ended June 30, 2020 due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

Raleigh, North Carolina
September 3, 2020

CHARLES & COLVARD, LTD.
CONSOLIDATED BALANCE SHEETS

	June 30,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$13,993,032	$12,465,483
Restricted cash	624,202	541,062
Accounts receivable, net	670,718	1,962,471
Inventory, net	7,443,257	11,909,792
Prepaid expenses and other assets	1,177,860	989,559
Total current assets	23,909,069	27,868,367
Long-term assets:
Inventory, net	23,190,702	21,823,928
Property and equipment, net	999,061	1,026,098
Intangible assets, net	170,151	97,373
Operating lease right-of-use assets	584,143	-
Other assets	51,461	330,615
Total long-term assets	24,995,518	23,278,014
TOTAL ASSETS	$48,904,587	$51,146,381

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,748,235	$3,279,548
Operating lease liabilities	622,493	-
Current maturity of long-term debt	193,000	-
Accrued expenses and other liabilities	1,922,332	1,418,232
Total current liabilities	6,486,060	4,697,780
Long-term liabilities:
Long-term debt, net	772,000	-
Noncurrent operating lease liabilities	203,003	-
Deferred rent	-	236,745
Accrued income taxes	7,947	6,214
Total long-term liabilities	982,950	242,959
Total liabilities	7,469,010	4,940,739
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, no par value; 50,000,000 shares authorized; 28,949,410 and 28,027,569 shares issued and outstanding at June 30, 2020 and 2019, respectively	54,342,864	54,342,864
Additional paid-in capital	25,880,165	24,488,147
Accumulated deficit	(38,787,452)	(32,625,369)
Total shareholders’ equity	41,435,577	46,205,642
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$48,904,587	$51,146,381

See Notes to Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2020	2019
Net sales	$29,189,020	$32,244,109
Costs and expenses:
Cost of goods sold	21,200,207	17,352,167
Sales and marketing	9,443,244	7,983,506
General and administrative	4,861,297	4,640,810
Research and development	-	2,069
Total costs and expenses	35,504,748	29,978,552
(Loss) Income from operations	(6,315,728)	2,265,557
Other income (expense):
Interest income	158,091	11,022
Interest expense	(884)	(2,198)
Loss on foreign currency exchange	(1,829)	(344)
Other expense	-	(13)
Total other income, net	155,378	8,467
(Loss) Income before income taxes	(6,160,350)	2,274,024
Income tax (expense) benefit	(1,733)	1,443
Net (loss) income	$(6,162,083)	$2,275,467

Net (loss) income per common share:
Basic	$(0.22)	$0.10
Diluted	(0.22)	0.10

Weighted average number of shares used in computing net (loss) income per common share:
Basic	28,644,133	21,860,699
Diluted	28,644,133	22,111,223

See Notes to Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance at June 30, 2018	21,705,173	$54,243,816	$14,962,071	$(34,900,836)	$34,305,051
Issuance of common stock, net of offering costs	6,250,000	-	9,058,568	-	9,058,568
Stock-based compensation	-	-	502,805	-	502,805
Issuance of restricted stock	19,896	-	-	-	-
Stock option exercises	52,500	99,048	(35,297)	-	63,751
Net income	-	-	-	2,275,467	2,275,467
Balance at June 30, 2019	28,027,569	$54,342,864	$24,488,147	$(32,625,369)	$46,205,642
Issuance of common stock, net of offering costs	630,500	-	932,480	-	932,480
Stock-based compensation	-	-	459,538	-	459,538
Issuance of restricted stock	325,000	-	-	-	-
Retirement of restricted stock	(33,659)	-	-	-	-
Net loss	-	-	-	(6,162,083)	(6,162,083)
Balance at June 30, 2020	28,949,410	$54,342,864	$25,880,165	$(38,787,452)	$41,435,577

See Notes to Consolidated Financial Statements.

 CHARLES & COLVARD, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(6,162,083)	$2,275,467
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	490,235	481,319
Stock-based compensation	459,538	502,805
Provision for uncollectible accounts	8,788	27,056
(Recovery of) Provision for sales returns	(42,000)	98,000
Inventory write-off	5,863,991	393,000
Provision for accounts receivable discounts	3,751	6,275
Changes in operating assets and liabilities:
Accounts receivable	1,321,214	(328,080)
Inventory	(2,764,230)	(2,298,182)
Prepaid expenses and other assets, net	490,438	(14,144)
Accounts payable	468,687	(891,404)
Deferred rent	-	(156,306)
Accrued income taxes	1,733	21,706
Accrued expenses and other liabilities	109,123	799,287
Net cash provided by operating activities	249,185	916,799

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(458,854)	(361,440)
Payments for intangible assets	(77,122)	(64,319)
Net cash used in investing activities	(535,976)	(425,759)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	965,000	-
Issuance of common stock, net of offering costs	932,480	9,058,568
Stock option exercises	-	63,751
Net cash provided by financing activities	1,897,480	9,122,319

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,610,689	9,613,359
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	13,006,545	3,393,186
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	$14,617,234	$13,006,545

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$884	$2,198
Cash paid during the year for income taxes	$2,050	$5,764

See Notes to Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

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

Basis of Presentation and Principles of Consolidation – The accompanying consolidated financial statements as of and for the fiscal years ended June 30, 2020 and 2019, include the accounts of the Company and its wholly owned subsidiaries charlesandcolvard.com, LLC; Charles & Colvard Direct, LLC; and Charles & Colvard (HK) Ltd., the Company’s Hong Kong subsidiary, which was re-activated in December 2017. Charles & Colvard Direct, LLC, had no operating activity during the fiscal years ended June 30, 2020 or 2019. Charles & Colvard (HK) Ltd. previously became dormant in the second quarter of 2009 and has had no operating activity since 2008. All intercompany accounts have been eliminated.

Use of Estimates – The future effects of the COVID-19 pandemic on the Company’s results of operations, cash flows, and financial position continue to remain unclear. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates impacting the Company’s consolidated financial statements relate to valuation and classification of inventories, accounts receivable reserves, deferred tax assets, uncertain tax positions, and revenue recognition. Actual results could differ materially from those estimates.

Reclassifications – Certain amounts in the Company’s consolidated financial statements for the fiscal year ended June 30, 2019 have been reclassified to conform to current presentation related to certain customer credit balances that were reclassified from accounts payable to accrued expenses and other liabilities in the amount of approximately $93,000. These reclassifications had no impact on the Company’s consolidated financial position or consolidated results of operations as of or for the fiscal years ended June 30, 2020 and 2019.

Changes in Accounting Policy – Effective July 1, 2019, the Company adopted the new lease accounting standard issued by the Financial Accounting Standards Board (the “FASB”), which requires leases to be recorded as right-of-use (“ROU”) assets and lease liabilities on the consolidated balance sheet and provides guidance on the recognition of lease expense and income. The new guidance requires the modified retrospective transition approach when applying the new standard to an entity’s leases existing at the date of initial application. The guidance further states that an entity’s date of initial application may be either the effective date upon which it adopts the new standard or the beginning of the earliest comparative period presented in the financial statements during the period in which it adopts the new guidance. The Company used the date of initial application as the effective date, and as such, financial information and disclosures required under the new accounting standard will not be provided for dates and periods prior to July 1, 2019.

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

The adoption of the new accounting standard resulted in the recognition of ROU assets and lease liabilities of approximately $983,000 and $1.38 million, respectively, for operating leases as of July 1, 2019. For purposes of adopting this new guidance, the Company’s most appropriate option for an incremental borrowing rate assumption was to assume that it would be based on the underlying fully-collateralized borrowing rate in effect within the Company’s credit facility with White Oak Commercial Finance, LLC (“White Oak”). Pursuant to the terms of the Company’s credit facility with White Oak (the “White Oak Credit Facility”), as of July 1, 2019, the Company’s incremental borrowing rate for funds in the form of non-revolving advances would have been White Oak’s one-month LIBOR (2.3878%) plus 4.75%, or 7.1378%. Management believes that this rate represents the incremental borrowing rate that would have been in effect if the Company had borrowed such funds from its White Oak Credit Facility on July 1, 2019. Currently, the Company has no other material leases that qualify as finance, variable, or short-term leases. The adoption did not have a material impact on the Company’s consolidated statement of operations or consolidated statement of cash flows.

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

The reconciliation of cash, cash equivalents, and restricted cash, as presented on the Consolidated Statements of Cash Flows, consists of the following as of the dates presented:

	June 30,
	2020	2019
Cash and cash equivalents	$13,993,032	$12,465,483
Restricted cash	624,202	541,062
Total cash, cash equivalents, and restricted cash	$14,617,234	$13,006,545

Concentration of Credit Risk – Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash on deposit and cash equivalents held with one bank and trade accounts receivable. At times, cash and cash equivalents balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurable limits. The Company’s money market fund investment account (recognized as cash and cash equivalents) is with what the Company believes to be a high-quality issuer. The Company has never experienced any losses related to these balances. Non-interest-bearing amounts on deposit in excess of FDIC insurable limits at June 30, 2020 and 2019 approximated $2.01 million and $2.12 million, respectively. Interest-bearing amounts on deposit in excess of FDIC insurable limits at June 30, 2020 and 2019 approximated $11.64 million and $10.01 million, respectively.

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

Accounts Receivable Reserves – Estimates are used to determine the amount of two reserves against trade accounts receivable. The first reserve is an allowance for sales returns. At the time revenue is recognized, the Company estimates future returns using a historical return rate that is reviewed quarterly with consideration of any contractual return privileges granted to customers, including any current extenuating economic conditions resulting from the COVID-19 pandemic, and it reduces sales and trade accounts receivable by this estimated amount. The Company’s allowance for sales returns was $704,000 and $746,000 at June 30, 2020 and 2019, respectively.

The following are reconciliations of the allowance for sales returns balances as of the periods presented:

	Year Ended June 30,
	2020	2019
Balance, beginning of year	$746,000	$648,000
Additions charged to operations	4,710,943	4,533,077
Sales returns	(4,752,943)	(4,435,077)
Balance, end of year	$704,000	$746,000

The second reserve is an allowance for doubtful accounts for estimated losses resulting from the failure of the Company’s customers to make required payments. This allowance reduces trade accounts receivable to an amount expected to be collected. Based on historical percentages of uncollectible accounts by aging category, changes in payment history, and facts and circumstances, including any current extenuating economic conditions resulting from the COVID-19 pandemic, regarding specific accounts that become known to management when evaluating the adequacy of the allowance for doubtful accounts, the Company determines a percentage based on the age of the receivable that it deems uncollectible. The allowance is then calculated by applying the appropriate percentage to each of the Company’s accounts receivable aging categories, with consideration given to individual customer account activity subsequent to the current period, including cash receipts, in determining the appropriate allowance for doubtful accounts in the current period. Any increases or decreases to this allowance are charged or credited, respectively, as a bad debt expense to general and administrative expenses. The Company generally uses an internal collection effort, which may include its sales personnel as it deems appropriate. After all internal collection efforts have been exhausted, the Company generally writes off the account receivable.

Any accounts with significant balances are reviewed separately to determine an appropriate allowance based on the facts and circumstances of the specific account. During its review for the fiscal years ended June 30, 2020 and 2019, the Company determined no additional reserves were necessary for specific accounts. Based on these criteria, management determined that allowances for doubtful accounts receivable of $79,000 and $249,000 at June 30, 2020 and 2019, respectively, were required.

The following are reconciliations of the allowance for doubtful accounts balances as of the periods presented:

	Year Ended June 30,
	2020	2019
Balance, beginning of year	$249,000	$233,000
Additions charged to operations	8,788	27,056
Write-offs, net of recoveries	(178,788)	(11,056)
Balance, end of year	$79,000	$249,000

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

Impairment of Long-Lived Assets – The Company evaluates the recoverability of its long-lived assets by reviewing them for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of the asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount exceeds the fair value and is recognized as an operating expense in the period in which the determination is made. Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell once the held-for-sale criteria are met. As of June 30, 2020, the Company did not identify any indicators of long-lived asset impairment.

In addition to the recoverability assessment, the Company routinely reviews the remaining estimated useful lives of its long-lived assets. Any reduction in the useful-life assumption will result in increased depreciation and amortization expense in the period when such determination is made, as well as in subsequent periods.

Revenue Recognition – Revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. To achieve this principle, the Company performs the following five steps: (i) identification of a contract with a customer; (ii) identification of any separate performance obligations; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when the Company has satisfied the underlying performance obligations. The Company recognizes substantially all of its revenue at a point in time when control of the Company’s goods has passed to the customer with the exception of consigned goods. The Company considers its sole performance obligation related to the shipment of goods satisfied at the time this control is transferred. Customer payment terms for these shipments typically range between 30- and 90-days. The Company has elected to treat shipping and handling performed after control has transferred to customers as a fulfillment activity, and additionally, has elected the practical expedient to report sales taxes on a net basis. The Company records shipping and handling expense related to product sales as cost of sales.

The Company has a variable consideration element related to most of its contracts in the form of product return rights. At the time revenue is recognized, an allowance for estimated returns is established and any change in the allowance for returns is charged against net sales in the current period. For the Company’s customers (excluding those of charlesandcolvard.com), the returns policy generally allows for the return of jewels and finished jewelry with a valid reason for credit within 30 days of shipment. The Company’s charlesandcolvard.com customers can return purchases for any reason within 60 days of such purchase in accordance with the Company’s returns policy as disclosed on the charlesandcolvard.com website.

Periodically, the Company ships loose jewel goods and finished goods to Traditional segment customers on consignment terms. Under these consignment terms, the customer assumes the risk of loss and has an absolute right of return for a specified period that typically ranges from six months to one year. The Company’s Online Channels segment and Traditional segment customers are generally required to make payments on consignment shipments within 30 to 60 days upon the customer informing the Company that it will keep the inventory. Accordingly, the Company does not recognize revenue on these consignment transactions until the earlier of (i) the customer informing the Company that it will keep the inventory; (ii) the expiration of the right of return period; or (iii) the customer informing the Company that the inventory has been sold.

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

The Company estimates anticipated product returns in the form of a refund liability based on historical return percentages and current period sales levels. The Company also accrues a related returns asset for goods expected to be returned in salable condition, less any expected costs to recover such goods, including return shipping costs that the Company may incur. As of June 30, 2020 and 2019, the Company’s refund liabilities balances were $704,000 and $746,000, respectively, and are included as allowances for sales returns within accounts receivable, net, in the accompanying consolidated balance sheets. As of June 30, 2020 and 2019, the Company’s returns asset balances were $289,000 and $279,000, respectively, and are included within prepaid expenses and other assets in the accompanying consolidated balance sheets.

Cost of Goods Sold – Cost of goods sold is primarily composed of inventory sold during the period; inventory written off during the period due to ongoing quality and obsolescence reviews or through customer returns; salaries and payroll-related expenses for personnel involved in preparing and shipping product to customers; an allocation of shared expenses such as rent, utilities, communication expenses, and depreciation related to preparing and shipping product to customers; and outbound freight charges.

Advertising Costs – Advertising production costs are expensed as incurred. Media placement costs are expensed the first time the underlying advertising appears.

The Company also offers a cooperative advertising program to certain of its distributor and retail partners that reimburses, via a credit towards future purchases, a portion of their marketing costs based on the customers’ net purchases from the Company and is subject to the customer providing documentation of all advertising performed that includes the Company’s products. For the fiscal years ended June 30, 2020 and 2019, these approximate amounts were $491,000 and $381,000, respectively, and are included as a component of sales and marketing expenses.

Advertising expenses, inclusive of the cooperative advertising program, for the fiscal years ended June 30, 2020 and 2019, were approximately $3.96 million and $2.82 million, respectively.

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

Dividend Yield. Although the Company issued dividends in prior years, a dividend yield of zero is used due to the lack of recent dividend payments and the uncertainty of future dividend payments;

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

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provides that existing alternative minimum tax (“AMT”) credit carryforwards are now eligible for acceleration and refundable AMT credits are to be completely refunded to companies for taxable years beginning in 2019, or by election, taxable years beginning in 2018. Accordingly, the Company has elected to have the AMT tax completely refunded and has filed a tentative refund claim for the remaining AMT tax credit. For further discussion of the effects of the CARES Act on the Company’s income tax provision and deferred tax assets, see Note 12, “Income Taxes.”

Net (Loss) Income per Common Share – Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the periods. Diluted net (loss) income per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. Common equivalent shares consist of stock options and unvested restricted shares that are computed using the treasury stock method. Anti-dilutive stock awards consist of stock options that would have been anti-dilutive in the application of the treasury stock method.

The following table reconciles the differences between the basic and diluted net (loss) income per share presentations:

	Year Ended June 30,
	2020	2019
Numerator:
Net (loss) income	$(6,162,083)	$2,275,467

Denominator:
Weighted average common shares outstanding:
Basic	28,644,133	21,860,699
Effect of dilutive securities	-	250,524
Diluted	28,644,133	22,111,223

Net (loss) income per common share:
Basic	$(0.22)	$0.10
Diluted	$(0.22)	$0.10

For the fiscal year ended June 30, 2020, stock options to purchase approximately 2.81 million shares were excluded from the computation of diluted net loss per common share because the effect of inclusion of such amounts would be anti-dilutive to net loss per common share. For the fiscal year ended June 30, 2019, stock options to purchase approximately 2.33 million were excluded from the computation of diluted net income per common share because the exercise price of the stock options was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to net income per common share. The quantity of 162,500 shares of unvested restricted stock are excluded from the computation of diluted net loss per common share as of June 30, 2020 because the shares are performance-based and the underlying conditions have not been met as of the periods presented and the effects of the inclusion of such shares would be anti-dilutive to net loss per common share.

Immaterial Correction of an Error – An immaterial error correction was made within the Company’s financial statements for the quarterly period ended December 31, 2019. The Company determined that an accrued income tax liability for uncertain tax positions should have been derecognized in the prior years. Specifically, the Company had a liability of approximately $492,000 relating to uncertain tax positions that should have been derecognized between the fiscal years ended December 31, 2012 and December 31, 2015. The Company evaluated the effect of this error and concluded it was not material to any of its previously issued consolidated financial statements. Upon revision, the Company recorded a reduction to the accrued income tax liability and related accumulated deficit balance of approximately $492,000 which has been reflected in the June 30, 2019 consolidated balance sheet presented in this annual report on Form 10-K for the fiscal year ended June 30, 2020. The impact of this error on the consolidated statement of operations for the fiscal years ended June 30, 2020 and 2019, including for interim financial reporting periods therein, was de minimis and had no impact on the consolidated statements of cash flows for the fiscal years ended June 30, 2020 and 2019. Related balances within Note 12, “Income Taxes”, associated with the federal tax benefit on state income taxes under uncertain tax positions and the related valuation allowance have also been recast for the two-year period ended June 30, 2020.

Recently Issued Accounting Pronouncements – In June 2016, the FASB issued guidance related to the measurement of credit losses on financial instruments and to provide more information in financial statements about expected credit losses on financial instruments and other commitments to extend credit. The new guidance is effective for fiscal years beginning after December 15, 2019. The Company does not expect the adoption of the new guidance to have a material impact to the Company’s financial statements.

In August 2018, the FASB issued additional guidance in connection with accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The updated guidance is effective for fiscal years beginning after December 15, 2019. The Company is in the process of finalizing its analysis and believes the effect of the adoption of this new pronouncement is not expected to be material to the Company’s financial statements.

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

In March 2020, in response to concerns about structural risks of interbank offered rates (“IBORs”), and, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”), the FASB issued new guidance to ease the burden in accounting for or recognizing the effects of referenced interest rate reform on financial reporting. The new guidance is effective as of March 12, 2020 through December 31, 2022. As described in more detail in Note 10, “Line of Credit”, borrowings under the Company’s line of credit are based on a rate equal to the one-month LIBOR. As of June 30, 2020, the Company had not borrowed against its line of credit, and therefore, is not subject to recognizing or disclosing any effect of referenced rate reform as of its fiscal year ended June 30, 2020.

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

The Company evaluates the financial performance of its segments based on net sales; product line gross profit, or the excess of product line sales over product line cost of goods sold; and operating (loss) income. The Company’s product line cost of goods sold is defined as product cost of goods sold, excluding non-capitalized expenses from the Company’s manufacturing and production control departments, comprising personnel costs, depreciation, rent, utilities, and corporate overhead allocations; freight out; inventory valuation allowance adjustments; and other inventory adjustments, comprising costs of quality issues, damaged goods, and inventory write-downs.

The Company allocates certain general and administrative expenses between its Online Channels segment and its Traditional segment based on net sales and number of employees to arrive at segment operating (loss) income. Unallocated expenses remain in its Traditional segment. Summary financial information by reportable segment for the periods presented is as follows:

	Year Ended June 30, 2020
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$13,680,440	$3,097,188	$16,777,628
Loose jewels	2,944,100	9,467,292	12,411,392
Total	$16,624,540	$12,564,480	$29,189,020

Product line cost of goods sold
Finished jewelry	$5,760,413	$1,709,377	$7,469,790
Loose jewels	1,198,275	4,863,911	6,062,186
Total	$6,958,688	$6,573,288	$13,531,976

Product line gross profit
Finished jewelry	$7,920,027	$1,387,811	$9,307,838
Loose jewels	1,745,825	4,603,381	6,349,206
Total	$9,665,852	$5,991,192	$15,657,044

Operating loss	$(249,016)	$(6,066,712)	$(6,315,728)

Depreciation and amortization	$177,703	$312,532	$490,235

Capital expenditures	$305,570	$153,284	$458,854

	Year Ended June 30, 2019
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$12,641,687	$2,815,656	$15,457,343
Loose jewels	3,697,069	13,089,697	16,786,766
Total	$16,338,756	$15,905,353	$32,244,109

Product line cost of goods sold
Finished jewelry	$5,220,551	$1,638,561	$6,859,112
Loose jewels	1,583,404	6,659,426	8,242,830
Total	$6,803,955	$8,297,987	$15,101,942

Product line gross profit
Finished jewelry	$7,421,136	$1,177,095	$8,598,231
Loose jewels	2,113,665	6,430,271	8,543,936
Total	$9,534,801	$7,607,366	$17,142,167

Operating income	$1,643,552	$622,005	$2,265,557

Depreciation and amortization	$172,819	$308,500	$481,319

Capital expenditures	$69,975	$291,465	$361,440

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

The reconciliations of the Company’s product line cost of goods sold to cost of goods sold, as reported in the consolidated financial statements for the periods presented, are as follows:

	Year Ended June 30,
	2020	2019
Product line cost of goods sold	$13,531,976	$15,101,942
Non-capitalized manufacturing and production control expenses	1,443,698	1,442,446
Freight out	510,612	578,772
Inventory write-off	5,863,991	393,000
Other inventory adjustments	(150,070)	(163,993)
Cost of goods sold	$21,200,207	$17,352,167

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

All intangible assets, as well as property and equipment, as of June 30, 2020 and 2019, are held and located in the United States.

The following presents net sales data by geographic area for the periods presented:

	Year Ended June 30,
	2020	2019
Net sales
United States	$26,814,024	$27,979,835
International	2,374,996	4,264,274
Total	$29,189,020	$32,244,109

4.	FAIR VALUE MEASUREMENTS

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

The fair value hierarchy consists of three levels based on the reliability of inputs, as follows:

Level 1. Quoted prices in active markets for identical assets and liabilities;
Level 2. Inputs other than Level 1 quoted prices that are directly or indirectly observable; and
Level 3. Unobservable inputs that are not corroborated by market data.

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

Assets that are measured at fair value on a non-recurring basis include property and equipment, leasehold improvements, and intangible assets, comprising patents, license rights, and trademarks. These items are recognized at fair value when they are considered to be impaired. As of June 30, 2020 and 2019, no assets were identified for impairment. Level 3 inputs are primarily based on the estimated future cash flows of the asset determined by market inquiries to establish fair market value of used machinery or future revenue expected to be generated with the assistance of patents and trademarks.

5.	INVENTORIES

The Company’s total inventories, net of reserves, consisted of the following as of the dates presented:

	June 30,
	2020	2019
Finished jewelry:
Raw materials	$821,536	$643,797
Work-in-process	602,390	487,680
Finished goods	6,019,985	6,332,533
Finished goods on consignment	2,297,907	1,867,549
Total finished jewelry	9,741,818	9,331,559
Loose jewels:
Raw materials	3,526,399	3,806,681
Work-in-process	10,453,586	10,384,143
Finished goods	6,619,487	9,878,691
Finished goods on consignment	204,635	203,535
Total loose jewels	20,804,107	24,273,050
Total supplies inventory	88,034	129,111
Total inventory	$30,633,959	$33,733,720

As of the dates presented, the Company’s total inventories, net of reserves, are classified as follows:

	June 30,
	2020	2019
Short-term portion	$7,443,257	$11,909,792
Long-term portion	23,190,702	21,823,928
Total inventory	$30,633,959	$33,733,720

The Company’s work-in-process inventories include raw SiC crystals on which processing costs, such as labor and sawing, have been incurred; and components, such as metal castings and finished good moissanite jewels, that have been issued to jobs in the manufacture of finished jewelry. The Company’s moissanite jewel manufacturing process involves the production of intermediary shapes, called “preforms,” that vary depending upon the expected size and shape of the finished jewel. To maximize manufacturing efficiencies, preforms may be made in advance of current finished inventory needs but remain in work-in-process inventories. As of June 30, 2020 and 2019, work-in-process inventories issued to active production jobs approximated $1.34 million and $1.23 million, respectively.

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

The Company’s inventories are stated at the lower of cost or net realizable value on an average cost basis. Each accounting period the Company evaluates the valuation and classification of inventories including the need for potential adjustments to inventory-related reserves, which also include significant estimates by management. As a result of the deterioration of marketability of the Company’s legacy inventory, management determined that the inventory has lost its revenue-generating ability and the net realizable value of this inventory has fallen below that of its historical carrying cost. The Company recognized a loss in net realizable value in the quarterly period ended March 31, 2020, for its legacy material inventory, i.e., raw materials, or boules, preforms, work-in-process gemstones, finished gemstones, and gemstones set in finished jewelry, the carrying cost of which was approximately $5.26 million.

Included in cost of goods sold during the fiscal year ended June 30, 2020, is the above-referenced write-off of approximately $5.26 million representing the carrying value of the Company’s legacy loose jewel inventory and finished jewelry inventory set with these legacy gemstones. The legacy inventory raw materials were purchased and finished gemstone products were produced through the period ended August 2015. These gemstone products and finished jewelry items are known and marketed as the Company’s older Forever ClassicTM, Forever Brilliant®, and lower-grade gemstones.

The need for adjustments to inventory-related reserves and valuation allowances is evaluated on a period-by-period basis. Changes to the Company’s inventory reserves and allowances are accounted for in the current accounting period in which a change in such reserves and allowances is observed and deemed appropriate, including changes in management’s estimates used in the process to determine such reserves and valuation allowances. Total inventory write-downs were $5.86 million and $393,000 for the years ended June 30, 2020 and 2019, respectively.

6.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of the dates presented:

	June 30,
	2020	2019
Computer software	$1,827,581	$1,512,533
Machinery and equipment	1,145,525	1,100,629
Computer hardware	1,158,559	1,064,302
Leasehold improvements	1,158,807	1,158,218
Furniture and fixtures	347,872	343,808
Total	5,638,344	5,179,490
Less accumulated depreciation	(4,639,283)	(4,153,392)
Property and equipment, net	$999,061	$1,026,098

Depreciation expense for the fiscal years ended June 30, 2020 and 2019 was approximately $486,000 and $480,000, respectively.

7.	INTANGIBLE ASSETS

Intangible assets consist of the following as of the dates presented:

	June 30,		Weighted Average Remaining Amortization Period (in Years)
	2020	2019
Patents	$1,024,267	$1,007,497	14.6
Trademarks	160,683	100,331	9.7
License rights	6,718	6,718	-
Total	1,191,668	1,114,546
Less accumulated amortization	(1,021,517)	(1,017,173)
Intangible assets, net	$170,151	$97,373

Amortization expense for the fiscal years ended June 30, 2020 and 2019 was approximately $4,000 and $2,000, respectively. Amortization expense on existing intangible assets is estimated to be approximately $16,000 for the fiscal year ending June 30, 2021 and $15,000 for each of the fiscal years ending June 30, 2022, 2023, 2024 and 2025. The amortization expense for the remaining unamortized balance of the total intangible assets, net, will be recognized in fiscal years ending after June 30, 2025.

8.	ACCRUED EXPENSES AND OTHER LIABILITIES

Total accrued expenses and other liabilities consist of the following as of the dates presented:

	June 30,
	2020	2019
Deferred revenue	$794,740	$100,088
Accrued compensation and related benefits	395,006	760,324
Accrued severance	338,355	-
Accrued sales tax	295,651	286,864
Deferred rent	-	156,306
Accrued cooperative advertising	89,517	73,033
Other	9,063	41,617
Accrued expenses and other liabilities	$1,922,332	$1,418,232

9.	COMMITMENTS AND CONTINGENCIES

Lease Arrangements

On December 9, 2013, the Company entered into a Lease Agreement, as amended on December 23, 2013 and April 15, 2014 (the “Lease Agreement”), for its corporate headquarters, which occupies approximately 36,350 square feet of office, storage, and light manufacturing space and is classified as an operating lease for financial reporting purposes. The base term of the Lease Agreement expires on October 31, 2021 and the terms of the Lease Agreement contain no early termination provisions. Provided there is no outstanding uncured event of default under the Lease Agreement, the Company has two options to extend the lease term for a period of five years under each option. The Company’s option to extend the term of the Lease Agreement must be exercised in writing on or before 270 days prior to expiration of the then-current term. If the options are exercised, the monthly minimum rent for each of the extended terms will be adjusted to the then prevailing fair market rate.

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

As of June 30, 2020, the Company’s balance sheet classifications of its leases are as follows:

Operating Leases:
Noncurrent operating lease ROU assets	$584,143

Current operating lease liabilities	$622,493
Noncurrent operating lease liabilities	203,003
Total operating lease liabilities	$825,496

The Company’s total operating lease cost was approximately $469,000 for the fiscal year ended June 30, 2020.

As of June 30, 2020, the Company’s estimated incremental borrowing rate used and assumed discount rate with respect to operating leases was 7.14% and the remaining operating lease term was 1.33 years.

As of June 30, 2020, the Company’s remaining future payments under operating leases for each fiscal year ending June 30 are as follows:

2021	$642,997
2022	219,723
Total lease payments	862,720
Less: imputed interest	(37,224)
Present value of lease payments	825,496
Less: current lease obligations	622,493
Total long-term lease obligations	$203,003

The Company makes cash payments for amounts included in the measurement of its lease liabilities. During the fiscal year ended June 30, 2020, cash paid for operating leases was approximately $668,000 and, except for the ROU assets recorded upon adoption of the new lease accounting standard as of July 1, 2019, there were no ROU assets obtained in exchange for new operating lease liabilities.

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

The Company’s total purchase commitment under the Supply Agreement until June 2023 is approximately $52.95 million, of which approximately $36.60 million remains to be purchased as of June 30, 2020. Over the life of the Supply Agreement, as amended, the Company’s future minimum annual purchase commitments of SiC crystals range from approximately $9 million to $12 million each year.

During the fiscal year ended June 30, 2020 and 2019, the Company purchased approximately $7.47 million and $8.91 million, respectively, of SiC crystals from Cree.

See Note 15, “Subsequent Event”, for details in connection with the second amendment to the Supply Agreement executed on August 26, 2020. Amendments to the Supply Agreement include, among other things, changes to the expiration date and an extension of the period over which the Company must fulfill the total purchase commitment, which remains unchanged under the Supply Agreement, as amended.

COVID-19 Update

In March 2020, the novel strain of coronavirus, known as COVID-19, was declared a pandemic by the World Health Organization and declared a national emergency by the U.S. Government, and has negatively affected the U.S. and global economies. In response to this pandemic, federal, state, county, and local governments and public health organizations and authorities around the world have implemented a variety of measures intended to control the spread of the virus, including quarantines, “stay-at-home” orders, travel restrictions, school closures, business limitations and closures, social distancing, and hygiene requirements. These measures have adversely affected workforces, customers, economies, and global supply chains, and resulted in significant travel and transport restrictions – all of which have combined to lead to an economic downturn. It has also disrupted the normal operations of many businesses, including that of the Company’s. In early 2020 in the Asia Pacific region and during our quarter ended March 31, 2020 globally, the pandemic and related governmental and business responses began to have an adverse effect on the Company’s operations, supply chains, distribution channels, and consumer buying behaviors. Cumulatively, these things also impacted the net realizable value and marketability of the Company’s legacy inventory, which was subsequently written-off.

The overall impacts of the COVID-19 pandemic include the following:

•
Across the Company’s supply chain, it experienced instances of suppliers temporarily closing their operations, delaying order fulfillment, or limiting their production. Where applicable, the Company utilized alternative supply arrangements with partners whose businesses are not under stay-at-home orders or whose production came back online. During the quarter ended June 30, 2020, many of the Company’s suppliers began returning to normal operating and production levels. However, the Company and its suppliers remain subject to ongoing changes to governmental closure requirements that may have a long-term impact on the Company’s supply chain and ability to produce gemstones and finished jewelry for sale.

•
In the Company’s Online Channels segment, its transactional website charlesandcolvard.com remained open under restricted fulfillment capabilities. However, a quickly rising unemployment rate combined with consumer uncertainty and lack of confidence began reducing website traffic and conversions in March 2020. Beginning in March 2020, the Company maintained limited shipping functions with support from third-party production and fulfillment partners. The Company was also able to support only a certain level of active products on marketplaces and drop-ship partner websites such as Macys.com, Helzberg.com, Overstock.com, ShopHQ.com, and more. This ongoing e-commerce presence was restricted to available stock and the limited production capacity of functioning suppliers. During the quarter ended June 30, 2020, the Company began seeing orders in our transactional website, along with orders in our marketplaces and drop-ship partner websites, increase as consumer confidence strengthened and the Company’s operating and shipping functions began to return to normal activity levels. However, until business resumes to pre-pandemic levels across our entire supply chain, the Company’s Online Channels segment is expected to continue to be adversely impacted by the pandemic.

•
In the Company’s Traditional segment, brick and mortar customers began closing their stores to foot traffic in March 2020, with tentative plans to re-open on a rolling schedule that may lead into the fall timeframe or later. The Company also experienced instances of distributors, whose businesses rely on sales into retail organizations, reducing or closing their operations. These adverse effects impacted the Company’s ability to maintain significant levels of sales through our wholesale customers. In addition, trade shows and industry events have been preemptively cancelled for the critical production season leading up to the calendar year-end 2020 holiday season. As a result, the Company’s selling activities in its Traditional segment were significantly modified, and its ability to convert those activities into sales have been adversely impacted by the pandemic. Consistent with the trends the Company is experiencing in its Online Channels segment, it has begun seeing business strengthen with its brick and mortar customers as these customers begin to move forward with their re-opening plans following their closures in March 2020, but until business resumes to pre-pandemic levels, the Company’s Traditional segment is expected to continue to be adversely impacted by the pandemic.

•
As global and U.S economic activity slowed in response to the COVID-19 pandemic, the Company experienced and anticipates ongoing constraints on its cash and working capital, including experiencing potential liquidity challenges. The impact of the pandemic has had – and is expected to continue having – an adverse effect on the Company’s operations and financial condition as revenues declined and, despite the Company’s cost-saving efforts, many business and operating expenses remained flat or continued to rise. Cash flow scrutiny will be crucial for the Company’s business in the months ahead as the Company anticipates seeing lower revenues resulting in less cash flow, along with delayed accounts receivable collections, as needs grow to step up payables to important suppliers. The Company continues to focus on being more nimble in managing its inventory levels given the uncertainty in the supply chain, which may also place further demands on working capital.

The COVID-19 pandemic has had a significant adverse impact on the Company’s business, results of operations, financial condition, and liquidity during Fiscal 2020. The full extent of the impact of the COVID-19 pandemic on the Company’s operational and financial performance is currently uncertain and will depend on many factors outside of its control, including, without limitation, the timing, extent, trajectory and duration of the pandemic, the development and availability of effective treatments and vaccines, the imposition of protective public safety measures, and the impact of the pandemic on the global economy and demand for consumer and wholesaler products.

Since the onset of the pandemic domestically, the Company has implemented the following measures:

•
The Company deployed a work-from-home option for its employees on March 13, 2020, and effective March 27, 2020, instituted a mandatory work-from-home policy for all, but essential, employees due to mandated stay-at-home orders by the State of North Carolina and local governmental authorities;

•
The Company temporarily suspended all hiring of employees starting April 13, 2020 and it furloughed approximately 50% of its employee base at that time, principally within our operations area. While most of the Company’s operations employees returned to full-time status as it moved forward with its phased reopening plans during May 2020, these actions materially impacted the Company’s productivity;

•	The Company extended new benefits to assist employees who participate in its 401(k) plan with additional distribution and new borrowing terms;

•
The Company implemented temporary salary and wage reductions for all employees, including a 25% reduction in salary for the President and Chief Executive Officer and a 15% reduction for each of the Chief Financial Officer and Chief Operating Officer. All employee salaries and wages were returned to pre-reduction levels in July 2020;

•
The Company reorganized its management and reduced its workforce. Effective June 1, 2020, Suzanne Miglucci, the Company’s former President and Chief Executive Officer, resigned and Don O’Connell was appointed as its new President and Chief Executive Officer. At the same time, the Company enacted a significant reduction-in-force, or RIF, that reduced its active workforce by approximately 25%. Included in the RIF were the elimination of senior-level sales, marketing, information technology, and operations personnel as well as executive-level sales and marketing positions. These RIF actions resulted in the Company’s recognition of severance-related expenses during the fourth quarter of Fiscal 2020 in the amount of approximately $427,000. The liability for the unpaid portion of the Company’s severance-related accrual in the amount of approximately $338,000 is included in accrued expenses and other liabilities in the accompanying consolidated balance sheet as of June 30, 2020;

•	The Company instituted a temporary 50% reduction in fees paid to its Board of Directors for the quarterly period ended June 30, 2020, which were also returned to pre-reduction levels in July 2020;

•
The Company successfully applied for and received a loan pursuant to the Paycheck Protection Program under the CARES Act, as administered by the SBA. The loan in the principal amount of $965,000 was disbursed by Newtek Small Business Finance, LLC, a nationally licensed lender under the SBA, on June 18, 2020 pursuant to a Promissory Note issued by us on June 15, 2020. As provided under the CARES Act, the Company intends to use the proceeds from this loan to enhance cash flow, to help maintain operations and fund current payroll requirements, and to assist the Company with the reopening phase of its business as it navigates the COVID-19 pandemic recovery efforts. There can be no assurance that such PPP loan will be forgiven; and

•	The Company reduced non-payroll operating expenses, including decreased digital marketing spend and significantly reduced product development investments and travel expenditures.

The Company is continuing to take the following steps to further address the impact of the COVID-19 pandemic:

•
The Company is actively renegotiating contracts with vendors and suppliers to amend commitments to size its supply with current demand and delivery terms with others to reduce its cost of goods and services;

•	The Company is negotiating extended payment terms with select partners;

•	The Company is continuing to align variable expenses to match current sales trends as it continues to move forward with its phased reopening; and

•
The Company is currently continuing to offer the flexibility of a work-from-home option for its employees who are able to perform full-time duties effectively from home as the State of North Carolina continues to reopen through its predetermined phased reopening plan.

10.	DEBT

Paycheck Protection Program Loan

The Company received a loan pursuant to the Paycheck Protection Program under the CARES Act, as administered by the U.S. Small Business Administration (the “SBA”). The loan in the principal amount of $965,000 (the “PPP Loan”) was disbursed by Newtek Small Business Finance, LLC, (“Lender”), a nationally licensed lender under the SBA, on June 18, 2020 pursuant to a promissory note issued by the Company (the “Promissory Note”) on June 15, 2020. The Company accounted for the Promissory Note as debt within the accompanying consolidated financial statements.

The Promissory Note matures June 18, 2022 and may be extended with the consent of the Lender under the provisions of the CARES Act. The Promissory Note bears interest at a fixed rate of 1% per annum. Pursuant to the terms of the Promissory Note, monthly principal and interest payments in the amount of approximately $41,000 will commence on April 1, 2021. For financial reporting purposes, as of June 30, 2020, the classification of the current maturity of long-term debt assumes there will be no principal forgiveness and principal repayment for the full outstanding principal amount of the PPP Loan are assumed to be spread in equal monthly installments over the period from April 1, 2021 through the maturity date of the Promissory Note. If the Company is required to repay the full outstanding principal amount of the PPP Loan, approximately $193,000 of the principal is expected to be paid during the fiscal year ending June 30, 2021 and approximately $772,000 is expected to be paid during the fiscal year ending June 30, 2022.

The Company did not provide any collateral or guarantees for the PPP Loan, nor did the Company pay any facility charge to obtain the PPP Loan. The Promissory Note provides for customary events of default, including, among others, those relating to failure to make payment and breaches of representations. The Company may prepay the principal of the PPP Loan at any time without incurring any prepayment charges.

Under the CARES Act and the Promissory Note, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, and covered utilities during the 24-week period beginning on the date of first disbursement of the PPP Loan. For purposes of the CARES Act, payroll costs exclude cash compensation of an individual employee in excess of $100,000, prorated annually. Not more than 40% of the forgiven amount can be attributable to non-payroll costs. Although the Company currently believes that its use of the PPP Loan will meet the conditions for forgiveness of the PPP Loan, the Company cannot assure its future adherence to the forgiveness criteria and that the PPP Loan will be forgiven, in whole or in part.

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

Advances may be either revolving or non-revolving. Non-revolving advances are limited to $1.00 million in aggregate principal amount outstanding and must be repaid on each January 15 (which may be effected by conversion to revolving advances, absent an event of default). There are no other mandatory prepayments or line reductions. The Company may elect to prepay advances in whole or in part at any time without penalty. In addition, the White Oak Credit Facility may be terminated by the Company at any time, subject to a $100,000 fee in the first year of the term of the White Oak Credit Facility, a $50,000 fee in the second year, and no fee thereafter. In connection with the White Oak Credit Facility, the Company incurred a non-refundable origination fee in the total amount of $125,000 that is due and payable to White Oak in three installments. The first installment in the amount of $41,667 was paid upon execution of the White Oak Credit Facility on July 13, 2018 and the second installment in the amount of $41,667 was paid on July 15, 2019. The third and final installment in the amount of $41,666 was paid on August 14, 2020.

During the first year of the term of the White Oak Credit Facility, revolving advances would have accrued interest at a rate equal to one-month LIBOR (reset monthly, and subject to a 1.25% floor) plus 3.75%, and non-revolving advances will accrue interest at such LIBOR rate plus 4.75%. Thereafter, the interest margins will reduce upon the Company’s achievement of a specified fixed charge coverage ratio. However, advances are in all cases subject to a minimum interest rate of 5.50%. Interest is calculated on an actual/360 basis and payable monthly in arrears. Principal outstanding during an event of default accrues interest at a rate 2% in excess of the rate otherwise applicable.

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

As of June 30, 2020, the Company had not borrowed against the White Oak Credit Facility. As a result of the Company’s diminished borrowing base, which is tied to its accounts receivable, its ability to draw down funds from the White Oak Credit Facility is currently restricted.

11.	SHAREHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, no par value. As of June 30, 2020 and 2019, it had 28,949,410 and 28,027,569 shares of common stock outstanding, respectively. Holders of the Company’s common stock are entitled to one vote for each share held.

Preferred Stock

The Board of Directors is authorized, without further shareholder approval, to issue up to 10,000,000 shares of preferred stock, no par value. The preferred stock may be issued from time to time in one or more series. No shares of preferred stock had been issued as of June 30, 2020.

Dividends

The Company has paid no cash dividends during the fiscal years ended June 30, 2020 and 2019.

Shelf Registration Statement

The Company has an effective shelf registration statement on Form S-3 on file with the U.S. Securities and Exchange Commission (the “SEC”) which allows it to periodically offer and sell, individually or in any combination, shares of common stock, shares of preferred stock, warrants to purchase shares of common stock or preferred stock, and units consisting of any combination of the foregoing types of securities, up to a total of $25.00 million, of which approximately $13.99 million remains available after giving effect to the Company’s June 2019 public offering, including the impact of the partial exercise of the underwriters’ over-allotment option, as described below. However, the Company may offer and sell no more than one-third of its public float (which is the aggregate market value of the Company’s outstanding common stock held by non-affiliates) in any 12-month period. The Company’s ability to issue equity securities under its effective shelf registration statement is subject to market conditions, which are in turn, subject to, among other things, the disruption and volatility caused by the COVID-19 pandemic.

On June 11, 2019, the Company completed an underwritten public offering of 6,250,000 newly issued shares of common stock, at a price to the public of $1.60 per share, pursuant to its effective shelf registration statement on Form S-3. Net proceeds from the offering were approximately $9.06 million, net of the underwriting discount and fees and expenses in the amount of approximately $941,000. Pursuant to the terms of the underwriting agreement entered in connection with this offering, the underwriters were granted a 30-day option to buy up to an additional 937,500 shares of the Company’s common stock to cover over-allotments. Pursuant to the partial exercise of the underwriters’ over-allotment option, on July 3, 2019, the Company issued an additional 630,500 shares of its common stock at a price of $1.60 per share for net proceeds of approximately $932,000, net of the underwriting discount and fees and expenses of approximately $77,000. After giving effect to the partial exercise of the over-allotment option, the Company sold an aggregate of 6,880,500 shares of its common stock at a price of $1.60 per share with total gross proceeds of approximately $11.01 million, before deducting the total underwriting discount and fees and expenses of approximately $1.02 million.

Equity Compensation Plans

2018 Equity Incentive Plan

On November 21, 2018, the shareholders of the Company approved the adoption of the Charles & Colvard, Ltd. 2018 Equity Incentive Plan, (the “2018 Plan”). The 2018 Plan will expire by its terms on September 20, 2028.

The 2018 Plan provides for the grant of equity-based awards to selected employees, directors, and consultants of the Company and its affiliates. The aggregate number of shares of the Company’s common stock that could be issued pursuant to awards granted under the 2018 Plan are not to exceed the sum of 3,300,000 plus the number of shares of common stock underlying any award granted under any stock incentive plan maintained by the Company prior to the 2018 Plan (each, a “2018 Prior Plan”) that expires, terminates or is canceled or forfeited under the terms of the 2018 Prior Plans. Stock options granted to employees under the 2018 Plan generally vest over four years and have terms of up to 10 years. The vesting schedules and terms of stock options granted to independent contractors vary depending on the specific grant, but the terms are no longer than 10 years. Stock option awards granted to members of the Board of Directors generally vest at the end of one year from the date of the grant. The vesting schedules of restricted stock awards granted to employees or independent contractors vary depending on the specific grant but are generally four years or less. Only stock options and restricted stock have been granted under the 2018 Plan. As of June 30, 2020 and 2019, there were 790,407 and 285,025 stock options outstanding under the 2018 Plan, respectively.

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

The 2008 Plan authorized the Company to grant stock options, stock appreciation rights, restricted stock, and other equity awards to selected employees, directors, and independent contractors. The aggregate number of shares of the Company’s common stock that could be issued pursuant to awards granted under the 2008 Plan were not to exceed the sum of 6,000,000 plus any shares of common stock subject to an award granted under any stock incentive plan maintained by the Company prior to the 2008 Plan (each, a “2008 Prior Plan”) that is forfeited, cancelled, terminated, expires, or lapses for any reason without the issuance of shares pursuant to the award, or shares subject to an award granted under a 2008 Prior Plan which shares are forfeited to, or repurchased or reacquired by, the Company. Stock options granted to employees under the 2008 Plan generally vest over four years and have terms of up to 10 years. The vesting schedules and terms of stock options granted to independent contractors vary depending on the specific grant, but the terms are no longer than 10 years. Stock option awards granted to members of the Board of Directors generally vest at the end of one year from the date of the grant. The vesting schedules of restricted stock awards granted to employees or independent contractors vary depending on the specific grant but are generally four years or less. Only stock options and restricted stock had been granted under the 2008 Plan. As of June 30, 2020 and 2019, there were 2,018,688 and 2,238,613 stock options outstanding under the 2008 Plan, respectively.

Stock-Based Compensation

The following table summarizes the components of the Company’s stock-based compensation included in net (loss) income for the periods presented:

	Year Ended June 30,
	2020	2019
Employee stock options	$309,999	$235,984
Restricted stock awards	149,539	266,821
Total	$459,538	$502,805

Due to the Company’s valuation allowance against deferred tax assets as discussed further in Note 12, “Income Taxes”, any income tax benefits associated with these grants and awards for the fiscal years ended June 30, 2020 and 2019 were fully reserved.

No stock-based compensation was capitalized as a cost of inventory during the fiscal years ended June 30, 2020 and 2019.

Stock Options

The following is a summary of the stock option activity for the fiscal years ended June 30, 2020 and 2019:

	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2018	2,388,169	$1.46
Granted	285,025	$1.00
Exercised	(52,500)	$1.21
Forfeited	(30,000)	$1.20
Expired	(67,056)	$1.71
Outstanding at June 30, 2019	2,523,638	$1.39
Granted	605,387	$0.95
Forfeited	(125,005)	$1.02
Expired	(194,925)	$1.18
Outstanding at June 30, 2020	2,809,095	$1.33

The weighted average grant date fair value of stock options granted during the fiscal year ended June 30, 2020 and 2019 was $0.50 and $0.57, respectively. The total fair value of stock options that vested during the fiscal year ended June 30, 2020 and 2019 was approximately $282,000 and $176,000, respectively.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions for stock options granted during the periods presented:

	Year Ended June 30,
	2020	2019
Dividend yield	0.0%	0.0%
Expected volatility	63.2%	61.0%
Risk-free interest rate	0.82%	3.09%
Expected lives (years)	5.2	5.5

The following tables summarize information in connection with stock options outstanding at June 30, 2020:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Balance as of 6/30/2020	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 6/30/2020	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 6/30/2020	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
2,809,095	5.74	$1.33	2,396,208	5.11	$1.37	2,743,077	5.66	$1.34

As of June 30, 2020, the unrecognized stock-based compensation expense related to unvested stock options was approximately $155,000, which is expected to be recognized over a weighted average period of approximately 17 months.

The aggregate intrinsic value of stock options outstanding, exercisable, and vested or expected to vest at June 30, 2020 was approximately $500. These amounts are before applicable income taxes and represent the closing market price of the Company’s common stock at June 30, 2020, less the grant price, multiplied by the number of stock options that had a grant price that is less than the closing market price. These amounts represent the amounts that would have been received by the optionees had these stock options been exercised on those dates. No stock options were exercised during the fiscal year ended June 30, 2020. The aggregate intrinsic value of stock options exercised during the fiscal year ended June 30, 2019 was approximately $51,000.

Restricted Stock

The following is a summary of the restricted stock activity for the fiscal years ended June 30, 2020 and 2019:

	Shares	Weighted Average Grant Date Fair Value
Unvested at June 30, 2018	264,000	$1.25
Granted	129,500	$1.07
Vested	(154,396)	$1.20
Canceled	(109,604)	$1.31
Unvested at June 30, 2019	129,500	$1.08
Granted	325,000	$1.57
Vested	(258,341)	$1.07
Canceled	(33,659)	$1.07
Unvested at June 30, 2020	162,500	$1.57

The unvested restricted shares as of June 30, 2020 are all performance-based restricted shares that are scheduled to vest, subject to achievement of the underlying performance goals, in July 2020. As of June 30, 2020, the estimated unrecognized stock-based compensation expense related to unvested restricted shares subject to achievement of performance goals was approximately $255,000. However, pursuant to the estimated success rates related to the performance-based criteria of the restricted shares, none of which are expected to vest, none of the underlying compensation expense related to the unvested shares is expected to be recognized.

12.	INCOME TAXES

In connection with filing its 2017 U.S. corporate income tax return in June 2018, the Company’s management analyzed the income tax effects of the Tax Cuts and Jobs Act (the “Tax Act”), enacted in December 2017, and the effect on its existing corporate AMT deferred tax asset, including the recoverability of its AMT-related deferred tax credit carryforwards. As a result, management determined that it was able to recognize the underlying tax benefit relating to the realization of the recoverable portion of its AMT-related deferred tax credit carryforwards, net of an anticipated sequestration reduction in the amount of approximately $328,000. Accordingly, the Company recorded the expected AMT credit refund as a receivable, net of an anticipated sequestration reduction and such amount was included with other long-term assets as of June 30, 2018.

In January 2019, the Internal Revenue Service (the “IRS”) announced that refund payments and refund offset transactions due to refundable minimum tax credits associated with the repeal of the corporate AMT as part of the Tax Act would not be subject to sequestration. Accordingly, in January 2019 the Company recognized the additional available underlying tax benefit in the amount of approximately $23,000 relating to the sequestered portion of its AMT credit. This amount, net of amounts received, was also included in other long-term assets in the accompanying consolidated balance sheet as of June 30, 2019.

The Company received installment refunds in May 2019 and April 2020 of approximately $75,000 and $6,000, respectively, from the IRS in accordance with the AMT refundability schedule as set forth in the Tax Act.

Pursuant to provisions of the CARES Act, existing AMT credit carryforwards are now eligible for acceleration and refundable AMT credits are to be completely refunded to companies for taxable years beginning in 2019, or by election, taxable years beginning in 2018. Accordingly, the Company has elected to have the AMT tax completely refunded and has filed a tentative refund claim for the remaining AMT tax credit. Consequently, the remaining balance of the Company’s AMT credit refund in the amount of approximately $270,000 is expected to be completely refundable. Accordingly, the full amount of our AMT credit refund has been classified as current as of June 30, 2020.

The Company continues to monitor future developments and interpretations of the CARES Act for any material impacts on its future results of operations, financial position, and liquidity.

Pursuant to provisions of the State of North Carolina General Assembly Senate Bill 704: COVID-19 Recovery Act, enacted in May 2020, the Company will receive a tax credit towards its contribution to the North Carolina Unemployment Insurance Fund (the “Fund”) that is equal to the amount of the Company’s contribution to the Fund for the calendar quarter ended March 31, 2020. Accordingly, in June 2020 the Company recognized the available tax benefit in the amount of approximately $7,000 and such amount is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet as of June 30, 2020.

The Company accounts for income taxes under the liability method. Under the liability method, deferred income taxes are recognized for the income tax consequences of “temporary differences” by applying enacted statutory income tax rates applicable to future years to differences between the financial statement carrying amounts and the income tax bases of existing assets and liabilities.

The Company’s income tax net (expense) benefit for the periods presented comprises the following:

	Year Ended June 30,
	2020	2019
Current:
Federal	$-	$23,149
State	(1,733)	(21,706)
Total current (expense) benefit	(1,733)	1,443

Deferred:
Federal	-	-
State	-	-
Total deferred (expense) benefit	-	-
Income tax net (expense) benefit	$(1,733)	$1,443

Significant components of the Company’s deferred income tax assets as of the dates presented are as follows:

	June 30,
	2020	2019

Reversals and accruals	$476,666	$970,516
Prepaid expenses	(39,943)	(38,552)
Federal NOL carryforwards	4,980,513	4,911,437
State NOL carryforwards	663,918	674,522
Hong Kong NOL carryforwards	995,566	995,566
Federal benefit on state taxes under uncertain tax positions	1,668	1,304
Stock-based compensation	392,924	194,524
Research tax credit	252	83,315
Contributions carryforward	7,184	-
Depreciation	(172,010)	(157,310)
Inventory valuation reserve	1,594,795	-
Operating lease liabilities	185,422	-
Operating lease right-of-use assets	(131,008)	-
Accrued rent	-	88,923
Loss on impairment of long-lived assets	32,749	32,985
Valuation allowance	(8,988,696)	(7,757,230)
Total deferred income tax assets, net	$-	$-

The following are reconciliations between expected income taxes, computed at the applicable statutory federal income tax rate applied to pretax accounting loss, and the income tax net (expense) benefit for the periods presented:

	Year Ended June 30,
	2020	2019
Anticipated income tax benefit (expense) at statutory rate	$1,293,673	$(477,545)
State income tax benefit (expense), net of federal tax effect	64,034	(42,334)
Income tax effect of uncertain tax positions	17,508	17,494
Return to provision adjustments	1	126
Stock-based compensation	(31,195)	(3,929)
Other changes in deferred income tax assets, net	(114,288)	(280,066)
(Increase) Decrease in valuation allowance	(1,231,466)	787,697
Income tax net (expense) benefit	$(1,733)	$1,443

The Company’s statutory tax rate as of the fiscal year ended June 30, 2020 is 22.11% and consists of the federal income tax rate of 21% and a blended state income tax rate of 1.11%, net of the federal benefit. The Company’s statutory tax rate as of June 30, 2019 was 22.16% and consisted of the federal income tax rate of 21% and a blended state income tax rate of 1.16%, net of the federal benefit.

As of each reporting date, management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. As of June 30, 2020 and June 30, 2019, the Company’s management determined that sufficient negative evidence continued to exist to conclude it was uncertain that the Company would have sufficient future taxable income to utilize its deferred tax assets, and therefore, the Company maintained a valuation allowance against its deferred tax assets.

As of June 30, 2020 and 2019, the Company had approximately $309 and $102,000, respectively, of remaining federal income tax credits all of which expire in 2021 and can be carried forward to offset future income taxes. As of June 30, 2020 and 2019, the Company also had federal tax net operating loss carryforwards of approximately $23.72 million and $23.39 million, respectively, expiring between 2022 and 2037, which can be used to offset against future federal taxable income; North Carolina tax net operating loss carryforwards of approximately $20.12 million and  $20.20 million, respectively, expiring between 2023 and 2033; and various other state tax net operating loss carryforwards expiring between 2021 and 2040, which can be used to offset against future state taxable income.

As of each of June 30, 2020 and 2019, there was approximately $6.03 million in net operating loss carryforwards in Hong Kong. In accordance with the Hong Kong tax code, these amounts can be carried forward indefinitely to offset future taxable income in Hong Kong. The Company’s deferred tax assets in Hong Kong were fully reserved with a valuation allowance of $996,000 as of each of June 30, 2020 and 2019, and had been fully reserved in all prior fiscal periods due to the uncertainty of future taxable income in this jurisdiction to utilize the deferred tax assets. Charles & Colvard (HK) Ltd., the Company’s Hong Kong subsidiary, which was re-activated in December 2017, but had no operating activity during the fiscal years ended June 30, 2020 and 2019, previously ceased operations during 2008 and became a dormant entity during 2009. If the Company uses any portion of its deferred tax assets in future periods, the valuation allowance would need to be reversed and may impact the Company’s future operating results.

Uncertain Tax Positions

The gross liability for income taxes associated with uncertain tax positions at June 30, 2020 and June 30, 2019, was approximately $8,000 and $6,000, respectively. The gross liability, if recognized, would favorably affect the Company’s effective tax rate.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of the provision for income taxes. The Company accrued approximately $2,000 and $1,000 of interest and penalties associated with uncertain tax positions for the fiscal years ended June 30, 2020 and 2019, respectively. Including the interest and penalties recorded for uncertain tax positions, there is a total of approximately $5,000 and $4,000 of interest and penalties included in the accrued income tax liability for uncertain tax positions as of June 30, 2020 and 2019, respectively. To the extent interest and penalties are not ultimately incurred with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

In all significant federal and state jurisdictions where it is required to file income tax returns, the Company has analyzed filing positions for all tax years in which the statute of limitations is open. The only periods subject to examination by the major tax jurisdictions where the Company does business are the tax years ended December 31, 2015 through June 30, 2019. The Company does not believe that the outcome of any examination will have a material impact on its consolidated financial statements and does not expect settlement on any uncertain tax positions within the next 12 months. Beginning with the transition period ended June 30, 2018, the Company’s tax year conforms with its fiscal accounting period year ending on June 30 of each year.

The following table summarizes the activity related to the Company’s accrued gross income tax liability for uncertain tax positions for the two-year period ended June 30, 2020:

Balance at June 30, 2018	$4,891
Increases related to prior fiscal year tax positions	1,323
Balance at June 30, 2019	6,214
Increases related to prior fiscal year tax positions	1,733
Balance at June 30, 2020	$7,947

For information regarding the Company’s decision during the fiscal year ended June 30, 2020 to reduce its accrued gross income tax liability for uncertain tax positions that should have been derecognized in prior years, see the Immaterial Correction of an Error section in Note 2, “Basis of Presentation and Significant Accounting Policies.”

13.	MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

At times, a portion of the Company’s accounts receivable will be due from customers that have individual balances of 10% or more of the Company’s total gross accounts receivable.

The following is a summary of customers that represent greater than or equal to 10% of total gross accounts receivable as of the dates presented:

	June 30,
	2020	2019
Customer A	26%	13%
Customer B	14%	25%
Customer C	13%	* %
Customer D	** %	15%

* Customer C did not have individual balances that represented 10% or more of total gross accounts receivable as of June 30, 2019.
** Customer D did not have individual balances that represented 10% or more of total gross accounts receivable as of June 30, 2020.

A significant portion of sales is derived from certain customer relationships. The following is a summary of customers that represent greater than or equal to 10% of total net sales for the periods presented:

	Year Ended June 30,
	2020	2019
Customer A	12%	10%
Customer B	13%	14%

The Company records its sales returns allowance at the corporate level based on several factors including historical sales return activity and specific allowances for known customer returns.

14.	EMPLOYEE BENEFIT PLAN

All full-time employees who meet certain length of service requirements are eligible to participate in and receive benefits from the Company’s 401(k) Plan. This plan provides for matching contributions by the Company in such amounts as the Board of Directors may annually determine, as well as a 401(k) option under which eligible participants may defer a portion of their salaries. The Company contributed a total of $82,000 and $67,000 to this employee benefit plan during the fiscal years ended June 30, 2020 and 2019, respectively.

15.	SUBSEQUENT EVENT

On August 26, 2020, the Supply Agreement was amended, effective June 30, 2020, to extend the expiration date to June 29, 2025, which may be further extended by mutual agreement of the parties. The Supply Agreement was also amended to, among other things, (i) spread the Company’s total purchase commitment under the Supply Agreement in the amount of approximately $52.95 million, of which approximately $36.60 million remains to be purchased as of June 30, 2020, over the term of the Supply Agreement, as amended; (ii) establish a process by which Cree has agreed to accept purchase orders in excess of the agreed-upon minimum purchase commitment, subject to certain conditions; and (iii) permit the Company to purchase revised amounts of SiC materials from third parties under limited conditions.

Over the life of the Supply Agreement, as amended, the Company’s future minimum annual purchase commitments of SiC crystals range from approximately $4 million to $10 million each year.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting despite the fact that our corporate employees are principally working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of COVID-19 on our internal control over financial reporting to minimize the impact on its design and operating effectiveness. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. During the three months ended June 30, 2020, we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In making the assessment of internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on that assessment and those criteria, management determined that our internal control over financial reporting was effective as of June 30, 2020.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Item 14.	Principal Accounting Fees and Services

The information called for in Items 10 through 14 is incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of the fiscal year ended June 30, 2020.

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

10.3	Second Amendment to Exclusive Supply Agreement, effective as of June 30, 2020, by and between Charles & Colvard, Ltd. and Cree, Inc.** ++

10.4
Credit Agreement, dated as of July 13, 2018, by and among Charles & Colvard, Ltd., charlesandcolvard.com, LLC, Charles & Colvard Direct, LLC, and White Oak Commercial Finance, LLC (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on July 17, 2018)

10.5
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

10.7	First Amendment to Credit Agreement, dated June 15, 2020, by and among Charles & Colvard, Ltd., charlesandcolvard.com, LLC, Charles & Colvard Direct, LLC, and White Oak Commercial Finance, LLC++

10.8	Promissory Note, dated June 15, 2020, by and between Charles & Colvard, Ltd., and Newtek Small Business Finance, LLC++

10.9
Lease Agreement, dated December 9, 2013, between Charles & Colvard, Ltd. and Southport Business Park Limited Partnership (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on December 12, 2013)

10.10
First Amendment to Lease, dated December 23, 2013, between Charles & Colvard, Ltd. and Southport Business Park Limited Partnership (incorporated herein by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 31, 2013)

10.11
Second Amendment to Lease, dated April 15, 2014, between Charles & Colvard, Ltd. and Southport Business Park Limited Partnership (incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014)

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

10.16	Charles & Colvard, Ltd. 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on November 9, 2018)

10.17
Form of Restricted Stock Award Agreement under the Charles & Colvard, Ltd. 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on November 9, 2018)

10.18
Form of Employee Incentive Stock Option Agreement under the Charles & Colvard, Ltd. 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K, as filed with the SEC on November 9, 2018)

10.19
Form of Employee Nonqualified Stock Option Agreement under the Charles & Colvard, Ltd. 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K, as filed with the SEC on November 9, 2018)

10.20
Form of Non-Employee Director Nonqualified Stock Option Agreement under the Charles & Colvard, Ltd. 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.5 to our Current Report on Form 8-K, as filed with the SEC on November 9, 2018)

10.21
Form of Independent Contractor Nonqualified Stock Option Agreement under the Charles & Colvard, Ltd. 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.6 to our Current Report on Form 8-K, as filed with the SEC on November 9, 2018)

10.22
Charles & Colvard, Ltd. Fiscal 2019 Q1-Q2 Senior Management Equity Incentive Program, effective July 1, 2018 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on May 29, 2018)+

10.23
Charles & Colvard, Ltd. Fiscal 2019 Q3-Q4 Senior Management Equity Incentive Program, effective January 1, 2019 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on February 13, 2019)+

10.24
Charles & Colvard, Ltd. Fiscal 2020 Senior Management Equity Incentive Program, effective July 1, 2019 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on July 11, 2019)+

10.25
Charles & Colvard, Ltd. Fiscal 2021 Senior Management Equity Incentive Program, effective July 1, 2020 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on August 4, 2020)+

10.26
Employment Agreement, dated December 1, 2015, by and between Charles & Colvard, Ltd. and Suzanne Miglucci (incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)+

10.27
Employment Agreement, dated May 23, 2017, by and between Charles & Colvard, Ltd. and Clint J. Pete (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on May 24, 2017)+

10.28
Employment Agreement, dated May 23, 2017, by and between Charles & Colvard, Ltd. and Don O’Connell (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on May 24, 2017)+

10.29
Amendment to 2015 Employment Agreement, dated April 9, 2020, by and between Charles & Colvard, Ltd. and Suzanne Miglucci (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on April 9, 2020)+

10.30
Amendment to 2017 Employment Agreement, dated April 9, 2020, by and between Charles & Colvard, Ltd. and Clint J. Pete (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on April 9, 2020)+

10.31
Amendment to 2017 Employment Agreement, dated April 9, 2020, by and between Charles & Colvard, Ltd. and Don O’Connell (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K, as filed with the SEC on April 9, 2020)+

10.32
Separation of Employment Agreement, dated May 28, 2020, by and between Charles & Colvard, Ltd. and Suzanne Miglucci (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on May 29, 2020)+

10.33
Amended and Restated Employment Agreement, effective as of June 1, 2020, by and between Charles & Colvard, Ltd. and Don O’Connell (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on May 29, 2020)+

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

101
The following materials from Charles & Colvard, Ltd.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

*	Asterisks located within the exhibit denote information which has been redacted pursuant to a request for confidential treatment filed with the SEC.

**
Asterisks located within the exhibit denote information which has been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K because it is both not material and would likely cause competitive harm to us if publicly disclosed.

+	Denotes management contract or compensatory plan or arrangement.

++	Denotes filed herewith.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARLES & COLVARD, LTD.

	By:	/s/ Don O’Connell
September 3, 2020		Don O’Connell
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	By:	/s/ Don O’Connell
September 3, 2020		Don O’Connell
Director, President and Chief Executive Officer

	By:	/s/ Clint J. Pete
September 3, 2020		Clint J. Pete
Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

	By:	/s/ Neal I. Goldman
September 3, 2020		Neal I. Goldman
Chairman of the Board of Directors

	By:	/s/ Anne M. Butler
September 3, 2020		Anne M. Butler
Director

	By:	/s/ Benedetta Casamento
September 3, 2020		Benedetta Casamento
Director

	By:	/s/ Ollin B. Sykes
September 3, 2020		Ollin B. Sykes
Director