Form 10-Q
period 2020-09-30
CHARLES & COLVARD LTD
filed 2020-11-06
CIK 1015155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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

As of October 30, 2020, there were 28,965,660 shares of the registrant’s common stock, no par value per share, outstanding.

CHARLES & COLVARD, LTD.

FORM 10-Q
For the Quarterly Period Ended September 30, 2020

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020 (unaudited)	June 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$13,756,695	$13,993,032
Restricted cash	105,014	624,202
Accounts receivable, net	1,625,515	670,718
Inventory, net	8,975,998	7,443,257
Prepaid expenses and other assets	1,260,322	1,177,860
Total current assets	25,723,544	23,909,069
Long-term assets:
Inventory, net	20,748,762	23,190,702
Property and equipment, net	969,635	999,061
Intangible assets, net	180,722	170,151
Operating lease right-of-use assets	475,113	584,143
Other assets	50,109	51,461
Total long-term assets	22,424,341	24,995,518
TOTAL ASSETS	$48,147,885	$48,904,587

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,582,538	$3,748,235
Operating lease liabilities	626,763	622,493
Current maturity of long-term debt	386,000	193,000
Accrued expenses and other liabilities	1,496,755	1,922,332
Total current liabilities	5,092,056	6,486,060
Long-term liabilities:
Long-term debt	579,000	772,000
Noncurrent operating lease liabilities	51,190	203,003
Accrued income taxes	8,441	7,947
Total long-term liabilities	638,631	982,950
Total liabilities	5,730,687	7,469,010
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, no par value; 50,000,000 shares authorized; 28,965,660 and 28,949,410 shares issued and outstanding at September 30, 2020 and June 30, 2020, respectively	54,342,864	54,342,864
Additional paid-in capital	25,987,520	25,880,165
Accumulated deficit	(37,913,186)	(38,787,452)
Total shareholders’ equity	42,417,198	41,435,577
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$48,147,885	$48,904,587

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,
	2020	2019
Net sales	$7,926,293	$7,608,421
Costs and expenses:
Cost of goods sold	4,196,055	3,876,624
Sales and marketing	1,647,933	2,229,591
General and administrative	1,208,035	1,349,501
Total costs and expenses	7,052,023	7,455,716
Income from operations	874,270	152,705
Other income (expense):
Interest income	3,459	61,379
Interest expense	(2,439)	(142)
Loss on foreign currency exchange	(530)	(538)
Total other income (expense), net	490	60,699
Income before income taxes	874,760	213,404
Income tax expense	(494)	(6,085)
Net Income	$874,266	$207,319

Net income per common share:
Basic	$0.03	$0.01
Diluted	$0.03	$0.01

Weighted average number of shares used in computing net income per common share:
Basic	28,786,910	28,563,688
Diluted	28,839,897	29,222,936

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30, 2020
	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance at June 30, 2020	28,949,410	$54,342,864	$25,880,165	$(38,787,452)	$41,435,577
Stock-based compensation	-	-	107,355	-	107,355
Issuance of restricted stock	178,750	-	-	-	-
Retirement of restricted stock	(162,500)	-	-	-	-
Net income	-	-	-	874,266	874,266
Balance at September 30, 2020	28,965,660	$54,342,864	$25,987,520	$(37,913,186)	$42,417,198

	Three Months Ended September 30, 2019
	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance at June 30, 2019	28,027,569	$54,342,864	$24,488,147	$(33,111,987)	$45,719,024
Issuance of common stock, net of offering costs	630,500	-	932,480	-	932,480
Stock-based compensation	-	-	212,380	-	212,380
Issuance of restricted stock	325,000	-	-	-	-
Retirement of restricted stock	(1,159)	-	-	-	-
Net income	-	-	-	207,319	207,319
Balance at September 30, 2019	28,981,910	$54,342,864	$25,633,007	$(32,904,668)	$47,071,203

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$874,266	$207,319
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	132,456	124,637
Stock-based compensation	107,355	212,380
Provision for (Recovery of) uncollectible accounts	32,514	(28,000)
Provision for (Recovery of) sales returns	96,000	(31,000)
Inventory write-off	80,000	23,000
Provision for accounts receivable discounts	1,688	12,476
Changes in operating assets and liabilities:
Accounts receivable	(1,084,999)	8,382
Inventory	829,199	(2,254,855)
Prepaid expenses and other assets, net	27,920	(417,147)
Accounts payable	(1,165,697)	1,048,990
Accrued income taxes	494	6,085
Accrued expenses and other liabilities	(573,120)	(135,743)
Net cash used in operating activities	(641,924)	(1,223,476)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(101,459)	(111,317)
Payments for intangible assets	(12,142)	(4,322)
Net cash used in investing activities	(113,601)	(115,639)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of offering costs	-	932,480
Net cash provided by financing activities	-	932,480

NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(755,525)	(406,635)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	14,617,234	13,006,545
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$13,861,709	$12,599,910

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,439	$142
Cash paid during the period for income taxes	$3,350	$2,050
See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	DESCRIPTION OF BUSINESS

Charles & Colvard, Ltd. (the “Company”), a North Carolina corporation, was founded in 1995. The Company manufactures, markets, and distributes Charles & Colvard Created Moissanite® (hereinafter referred to as moissanite or moissanite jewels) and finished jewelry featuring moissanite, including Forever One™, our premium moissanite gemstone brand, for sale in the worldwide fine jewelry market. The Company also markets and distributes Caydia™ lab grown diamonds and finished jewelry featuring lab grown diamonds for sale in the worldwide fine jewelry market. Moissanite, also known by its chemical name silicon carbide (“SiC”), is a rare mineral first discovered in a meteorite crater. Because naturally occurring SiC crystals are too small for commercial use, larger crystals must be grown in a laboratory. Lab grown diamonds are also grown using technology that replicates the natural diamond growing process. The only differentiation between that of a lab grown diamond and a mined diamond is its origin. The result is a man-made diamond that is chemically, physically, and optically the same as those grown beneath the earth’s surface. The Company sells loose moissanite jewels, loose lab grown diamonds, and finished jewelry featuring both moissanite and lab grown diamonds at wholesale prices to distributors, manufacturers, retailers, and designers, including some of the largest distributors and jewelry manufacturers in the world. The Company’s finished jewelry and loose moissanite jewels and lab grown diamonds that are mounted into fine jewelry by other manufacturers are sold at retail outlets and via the Internet. The Company sells at retail prices to end-consumers through its wholly owned operating subsidiary, charlesandcolvard.com, LLC, third-party online marketplaces, drop-ship, and other pure-play, exclusively e-commerce outlets.

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation – The accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results for the three months ended September 30, 2020 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2021.

The condensed consolidated financial statements as of and for the three months ended September 30, 2020 and 2019 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of June 30, 2020 is derived from the audited financial statements as of that date. The accompanying statements should be read in conjunction with the audited financial statements and related notes contained in Item 8 of the Company’s Annual Report on Form 10-K (the “2020 Annual Report”) for the fiscal year ended June 30, 2020 filed with the SEC on September 4, 2020.

The accompanying condensed consolidated financial statements as of and for the three months ended September 30, 2020 and 2019, and as of the fiscal year ended June 30, 2020, include the accounts of the Company and its wholly owned subsidiaries charlesandcolvard.com, LLC; Charles & Colvard Direct, LLC; and Charles & Colvard (HK) Ltd., the Company’s Hong Kong subsidiary, which was entered into dormancy as of September 30, 2020 following its re-activation in December 2017. Charles & Colvard Direct, LLC, had no operating activity during the three-month period ended September 30, 2020 or 2019. Charles & Colvard (HK) Ltd. previously became dormant in the second quarter of 2009 and has had no operating activity since 2008. All intercompany accounts have been eliminated.

Significant Accounting Policies – In the opinion of the Company’s management, except as discussed below, the Company’s significant accounting policies used for the three months ended September 30, 2020, are consistent with those used for the fiscal year ended June 30, 2020. Accordingly, please refer to Note 2 to the Consolidated Financial Statements in the 2020 Annual Report for the Company’s significant accounting policies.

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

Reclassifications – Certain amounts in the Company’s condensed consolidated financial statements for the quarter ended September 30, 2019 have been reclassified to conform to current presentation related to certain customer credit balances that were reclassified from accounts payable to accrued expenses and other liabilities in the amount of approximately $142,000. These reclassifications had no impact on the Company’s condensed consolidated financial position or condensed consolidated results of operations as of or for the quarterly periods ended September 30, 2020 and 2019.

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

The Company has full access to its cash balances without restriction following the period of time such cash is held by White Oak. For additional information regarding the Company’s asset-based revolving credit facility, see Note 10, “Debt.”

The reconciliation of cash, cash equivalents, and restricted cash, as presented on the Condensed Consolidated Statements of Cash Flows, consist of the following as of the dates presented:

	September 30, 2020	June 30, 2020
Cash and cash equivalents	$13,756,695	$13,993,032
Restricted cash	105,014	624,202
Total cash, cash equivalents, and restricted cash	$13,861,709	$14,617,234

Recently Adopted/Issued Accounting Pronouncements – Effective July 1, 2020, the Company adopted the new accounting standard related to the measurement and disclosure of credit losses on financial instruments. The new guidance includes a current expected credit loss (“CECL”) model that requires an entity to estimate credit losses expected over the life of an exposure or pool of exposures based on historical information, current conditions, and supportable forecasts at the time the asset is recognized and is measured at each reporting period. The new guidance principally aligns the Company’s accounting for its trade accounts receivable with the economics of extending credit and improves its financial reporting by requiring timelier recording of related credit losses.
The adoption of the new accounting standard did not have a material impact on the Company’s financial position or results of operations and the Company did not record a cumulative-effect adjustment to retained earnings. The Company amended its allowance for credit losses policy, as set forth below, for the implementation of the new accounting standard.

The Company records an allowance for credit losses, which includes a provision for expected losses based on historical write-offs, adjusted for current conditions as deemed necessary, and a specific reserve for accounts deemed at risk. The allowance is the Company’s estimate for accounts receivable as of the balance sheet date that ultimately will not be collected. Any changes in the allowance are reflected in the results of operations in the period in which the change occurs. The Company writes-off accounts receivable when it becomes probable, based upon customer facts and circumstances, that such amounts will not be collected.
Effective July 1, 2020, the Company also adopted the new accounting standard in connection with accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The new standard provides guidance to determine the accounting for fees paid in connection with a cloud computing arrangement that may include a software license. The adoption of this new accounting standard did not have a material impact on the Company’s financial position or results of operations.
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
In March 2020, in response to concerns about structural risks of interbank offered rates (“IBORs”), and, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”), the FASB issued new guidance to ease the burden in accounting for or recognizing the effects of referenced interest rate reform on financial reporting. The new guidance is effective as of March 12, 2020 through December 31, 2022. As described in more detail in Note 10, “Debt”, borrowings under the Company’s line of credit are based on a rate equal to the one-month LIBOR. As of September 30, 2020, the Company had not borrowed against its line of credit, and therefore, is not subject to recognizing or disclosing any effect of referenced rate reform as of its quarterly period ended September 30, 2020.

3.	SEGMENT INFORMATION AND GEOGRAPHIC DATA

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by the chief operating decision maker for making operating decisions and assessing performance as the source of the Company’s operating and reportable segments.

The Company manages its business through two operating and reportable segments based on its distribution channels to sell its product lines, loose jewels and finished jewelry: its “Online Channels” segment, which consists of e-commerce outlets including charlesandcolvard.com, third-party online marketplaces, drop-ship retail, and other pure-play, exclusively e-commerce outlets; and its “Traditional” segment, which consists of wholesale and retail customers. The accounting policies of the Online Channels segment and Traditional segment are the same as those described in Note 2, “Basis of Presentation and Significant Accounting Policies” of this Quarterly Report on Form 10-Q and in the Notes to the Consolidated Financial Statements in the 2020 Annual Report.

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

Summary financial information by reportable segment is as follows:

	Three Months Ended September 30, 2020
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$3,623,462	$711,876	$4,335,338
Loose jewels	841,833	2,749,122	3,590,955
Total	$4,465,295	$3,460,998	$7,926,293

Product line cost of goods sold
Finished jewelry	$1,333,383	$420,906	$1,754,289
Loose jewels	312,689	1,431,233	1,743,922
Total	$1,646,072	$1,852,139	$3,498,211

Product line gross profit
Finished jewelry	$2,290,079	$290,970	$2,581,049
Loose jewels	529,144	1,317,889	1,847,033
Total	$2,819,223	$1,608,859	$4,428,082

Operating income	$774,665	$99,605	$874,270

Depreciation and amortization	$54,352	$78,103	$132,456

Capital expenditures	$59,250	$42,209	$101,459

	Three Months Ended September 30, 2019
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$2,977,348	$880,647	$3,857,995
Loose jewels	728,282	3,022,144	3,750,426
Total	$3,705,630	$3,902,791	$7,608,421

Product line cost of goods sold
Finished jewelry	$1,212,873	$490,037	$1,702,910
Loose jewels	265,194	1,534,258	1,799,452
Total	$1,478,067	$2,024,295	$3,502,362

Product line gross profit
Finished jewelry	$1,764,475	$390,610	$2,155,085
Loose jewels	463,088	1,487,886	1,950,974
Total	$2,227,563	$1,878,496	$4,106,059

Operating income	$45,665	$107,040	$152,705

Depreciation and amortization	$49,250	$75,387	$124,637

Capital expenditures	$73,725	$37,592	$111,317

The Company does not allocate any assets to the reportable segments, and, therefore, no asset information is reported to the chief operating decision maker or disclosed in the financial information for each segment.

A reconciliation of the Company’s product line cost of goods sold to cost of goods sold as reported in the condensed consolidated financial statements is as follows:

	Three Months Ended September 30,
	2020	2019
Product line cost of goods sold	$3,498,211	$3,502,362
Non-capitalized manufacturing and production control expenses	329,406	389,877
Freight out	175,338	131,119
Inventory write-off	80,000	23,000
Other inventory adjustments	113,100	(169,734)
Cost of goods sold	$4,196,055	$3,876,624

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

All intangible assets, as well as property and equipment, as of September 30, 2020 and June 30, 2020, are held and located in the United States.

The following presents net sales data by geographic area:

	Three Months Ended September 30,
	2020	2019
Net sales:
United States	$7,499,720	$6,763,876
International	426,573	844,545
Total	$7,926,293	$7,608,421

4.	FAIR VALUE MEASUREMENTS

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

Assets that are measured at fair value on a non-recurring basis include property and equipment, leasehold improvements, and intangible assets comprising patents, license rights, and trademarks. These items are recognized at fair value when they are considered to be impaired. For the three months ended September 30, 2020 and 2019, no impairment was recorded.

See Note 2, “Basis of Presentation and Significant Accounting Policies”, Recently Adopted/Issued Accounting Pronouncements, for further discussion related to credit risk within trade accounts receivable in accordance with the new accounting standard for the measurement and disclosure of credit losses on financial instruments.

5.	INVENTORIES

The Company’s total inventories, net of reserves, consisted of the following as of the dates presented:

	September 30, 2020	June 30, 2020
Finished jewelry:
Raw materials	$903,745	$821,536
Work-in-process	1,535,064	602,390
Finished goods	6,565,932	6,019,985
Finished goods on consignment	2,222,092	2,297,907
Total finished jewelry	$11,226,833	$9,741,818
Loose jewels:
Raw materials	$2,314,759	$3,526,399
Work-in-process	10,212,689	10,453,586
Finished goods	5,682,606	6,619,487
Finished goods on consignment	205,675	204,635
Total loose jewels	18,415,729	20,804,107
Total supplies inventory	82,198	88,034
Total inventory	$29,724,760	$30,633,959

As of the dates presented, the Company’s total inventories, net of reserves, are classified as follows:

	September 30, 2020	June 30, 2020
Short-term portion	$8,975,998	$7,443,257
Long-term portion	20,748,762	23,190,702
Total	$29,724,760	$30,633,959

The Company’s work-in-process inventories include raw SiC crystals on which processing costs, such as labor and sawing, have been incurred; and components, such as metal castings and finished good moissanite jewels, that have been issued to jobs in the manufacture of finished jewelry. The Company’s moissanite jewel manufacturing process involves the production of intermediary shapes, called “preforms,” that vary depending upon the expected size and shape of the finished jewel. To maximize manufacturing efficiencies, preforms may be made in advance of current finished inventory needs but remain in work-in-process inventories. As of September 30, 2020 and June 30, 2020, work-in-process inventories issued to active production jobs approximated $2.51 million and $1.34 million, respectively.

The Company’s moissanite and lab grown diamond jewels do not degrade in quality over time and inventory generally consists of the shapes and sizes most commonly used in the jewelry industry. In addition, the majority of jewel inventory is not mounted in finished jewelry settings and is therefore not subject to fashion trends, and product obsolescence is closely monitored and reviewed by management as of and for each financial reporting period.

The Company manufactures finished jewelry featuring moissanite and lab grown diamonds. Relative to loose moissanite jewels and lab grown diamonds, finished jewelry is more fashion-oriented and subject to styling trends that could render certain designs obsolete over time. The majority of the Company’s finished jewelry featuring moissanite and lab grown diamonds is held in inventory for resale and largely consists of such core designs as stud earrings, solitaire and three-stone rings, pendants, and bracelets that tend not to be subject to significant obsolescence risk due to their classic styling. In addition, the Company generally holds smaller quantities of designer-inspired and trend moissanite fashion jewelry that is available for resale through retail companies and through its Online Channels segment. The Company also carries a limited amount of inventory as part of its sample line that is used in the selling process to its customers.

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

The Company estimates anticipated product returns in the form of a refund liability based on historical return percentages and current period sales levels. The Company also accrues a related returns asset for goods expected to be returned in salable condition, less any expected costs to recover such goods, including return shipping costs that the Company may incur. As of September 30, 2020 and June 30, 2020, the Company’s refund liabilities balances were $800,000 and $704,000, respectively, and are included as allowances for sales returns within accounts receivable, net, in the accompanying condensed consolidated balance sheets. As of September 30, 2020 and June 30, 2020, the Company’s returns asset balances were $319,000 and $289,000, respectively, and are included within prepaid expenses and other assets in the accompanying condensed consolidated balance sheets.

7.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities, current, consist of the following as of the dates presented:

	September 30, 2020	June 30, 2020
Deferred revenue	$414,525	$794,740
Accrued compensation and related benefits	406,587	395,006
Accrued sales tax	358,339	295,651
Accrued severance	211,157	338,355
Accrued cooperative advertising	106,146	89,517
Other	1	9,063
Total accrued expenses and other liabilities	$1,496,755	$1,922,332

8.	INCOME TAXES

The Company recognized an income tax net expense for estimated tax, penalties, and interest associated with uncertain tax positions of approximately $500 and $6,100 for the three months ended September 30, 2020 and 2019, respectively.

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. As of September 30, 2020 and June 30, 2020, management determined that sufficient negative evidence continued to exist to conclude it was uncertain that the Company would have sufficient future taxable income to utilize its deferred tax assets. Therefore, the Company continued to maintain a full valuation allowance against its deferred tax assets as of September 30, 2020 and June 30, 2020.

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

The Company took possession of the leased property on May 23, 2014, once certain improvements to the leased space were completed and did not have access to the property before this date. These improvements and other lease related incentives offered by the landlord totaled approximately $623,000, of which approximately $393,000 was unamortized as of July 1, 2019, the effective date upon which the Company adopted the current lease accounting standard.

The Company has no other material operating leases and is not party to leases that would qualify for classification as a finance lease, variable lease or short-term lease.
As of September 30, 2020, the Company’s balance sheet classifications of its leases are as follows:
Operating Leases:
Noncurrent operating lease ROU assets	$475,113

Current operating lease liabilities	$626,763
Noncurrent operating lease liabilities	51,190
Total operating lease liabilities	$677,953

The Company’s total operating lease cost for the three months ended September 30, 2020 and 2019 was approximately $131,000 and $137,000, respectively.
As of September 30, 2020, the Company’s estimated incremental borrowing rate used and assumed discount rate with respect to operating leases was 7.14% and the remaining operating lease term was 1.08 years.

As of September 30, 2020, the Company’s remaining future payments under operating leases for each fiscal year ending June 30 are as follows:

2021	$482,615
2022	219,723
Total lease payments	702,338
Less: imputed interest	24,385
Present value of lease payments	677,953
Less: current lease obligations	626,763
Total long-term lease obligations	$51,190

The Company makes cash payments for amounts included in the measurement of its lease liabilities. During the three months ended September 30, 2020 and 2019, cash paid for operating leases was approximately $170,000 and $164,000, respectively, and, except for the ROU assets recorded upon adoption of the current lease accounting standard as of July 1, 2019, there were no new ROU assets obtained in exchange for new operating lease liabilities.
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

Effective June 30, 2020, the Supply Agreement was further amended to extend the expiration date to June 29, 2025, which may be extended again by mutual agreement of the parties. The Supply Agreement was also amended to, among other things, (i) spread the Company’s total purchase commitment under the Supply Agreement in the amount of approximately $52.95 million over the term of the Supply Agreement, as amended; (ii) establish a process by which Cree has agreed to accept purchase orders in excess of the agreed-upon minimum purchase commitment, subject to certain conditions; and (iii) permit the Company to purchase revised amounts of SiC materials from third parties under limited conditions.

The Company’s total purchase commitment under the Supply Agreement, as amended, until June 2025 is approximately $52.95 million, of which approximately $36.60 remains to be purchased as of September 30, 2020. Over the life of the Supply Agreement, as amended, the Company’s future minimum annual purchase commitments of SiC crystals range from approximately $4 million to $10 million each year.

During the three months ended September 30, 2020, the Company did not purchase SiC crystals from Cree pursuant to the terms of the Supply Agreement, as amended. During the three months ended September 30, 2019, the Company purchased approximately $2.49 million of SiC crystals from Cree.

COVID-19 Update

The global outbreak of the coronavirus disease 2019, or COVID-19, was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government in March 2020 and has negatively affected the U.S. and global economies, disrupted global supply chains, resulted in significant travel and transport restrictions, including mandated closures and orders to “shelter-in-place” and quarantine restrictions, and created significant disruption of the financial markets. Certain jurisdictions have begun re-opening only to return to restrictions due to increases in new COVID-19 cases. Even in the absence of legal restrictions, businesses and individuals may voluntarily continue to limit in-person interactions and practice social distancing, and such behaviors may continue beyond the formal end of the pandemic. The level and nature of the disruption caused by COVID-19 is unpredictable, may be cyclical and long-lasting and may vary from location to location. The Company’s management has taken measures to protect the health and safety of the Company’s employees, work with its customers and suppliers to minimize disruptions, reduce the Company’s expenses, and support its community in addressing the challenges posed by this ongoing COVID-19 pandemic. The pandemic continues to present unprecedented business challenges, and the Company has experienced impacts on its business related to the COVID-19 pandemic, primarily in increased coronavirus-related costs, delays in supplier deliveries, impacts of travel restrictions, access to some locations, the effects on net revenue related to reduced demand and store closures, and the impacts of remote work and adjusted work schedules.

Despite these challenges, the Company’s efforts, especially with regard to product fulfillment and supply chain, helped to partially mitigate the disruptions caused by the COVID-19 pandemic on the Company’s operations in the first quarter of its fiscal year ending June 30, 2021, or Fiscal 2021. However, the ultimate impact of the COVID-19 pandemic on the Company’s operations and financial performance in Fiscal 2021, and future periods, including management’s ability to execute its business plan and strategic initiatives in the expected timeframe, remains uncertain and will depend on future developments, including the duration and spread of the COVID-19 pandemic and related actions taken by the U.S. Government, state and local government officials, and international governments to prevent and manage disease spread, all of which are uncertain and cannot be predicted. The long-term impacts of the COVID-19 pandemic on global consumer buying behaviors, which impacts demand for the Company’s products and services, are also difficult to predict.

10.	DEBT

Paycheck Protection Program Loan

The Company received a loan pursuant to the Paycheck Protection Program under the CARES Act, as administered by the U.S. Small Business Administration (the “SBA”). The loan in the principal amount of $965,000 (the “PPP Loan”) was disbursed by Newtek Small Business Finance, LLC, (the “Lender”), a nationally licensed lender under the SBA, on June 18, 2020 pursuant to a promissory note issued by the Company (the “Promissory Note”) on June 15, 2020. The Company accounted for the Promissory Note as debt within the accompanying consolidated financial statements.

The Promissory Note matures June 18, 2022 and may be extended with the consent of the Lender under the provisions of the CARES Act. The Promissory Note bears interest at a fixed rate of 1% per annum. Pursuant to the terms of the Promissory Note, monthly principal and interest payments in the amount of approximately $41,000 will commence on April 1, 2021. For financial reporting purposes, as of September 30, 2020, the classification of the current maturity of long-term debt assumes there will be no principal forgiveness, as allowed under certain conditions by the agreement,  and principal repayment for the full outstanding principal amount of the PPP Loan is assumed to be spread in equal monthly installments over the period from April 1, 2021 through the maturity date of the Promissory Note.

As of the dates presented, the Company’s total long-term debt is classified as follows:

	September 30, 2020	June 30, 2020
Current maturity of long-term debt	$386,000	$193,000
Long-term debt, net	579,000	772,000
Total long-term debt	$965,000	$965,000

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

As of September 30, 2020, the Company had not borrowed against the White Oak Credit Facility.

11.	SHAREHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Stock-Based Compensation

The following table summarizes the components of the Company’s stock-based compensation included in net income for the periods presented:

	Three Months Ended September 30,
	2020	2019
Employee stock options	$91,040	$63,876
Restricted stock awards	16,315	148,504
Totals	$107,355	$212,380

No stock-based compensation was capitalized as a cost of inventory during the three months ended September 30, 2020 or 2019.

Stock Options – The following is a summary of the stock option activity for the three months ended September 30, 2020:

	Shares	Weighted Average Exercise Price
Outstanding, June 30, 2020	2,809,095	$1.19
Granted	90,000	$0.73
Expired	(56,000)	$1.90
Outstanding, September 30, 2020	2,843,095	$1.16

The total fair value of stock options that vested during the three months ended September 30, 2020 was approximately $490,000.

The following table summarizes information about stock options outstanding at September 30, 2020:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Balance as of 9/30/2020	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 9/30/2020	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 9/30/2020	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
2,843,095	5.94	$1.16	2,381,458	5.29	$1.19	2,772,524	5.86	$1.17

As of September 30, 2020, the unrecognized stock-based compensation expense related to unvested stock options was approximately $135,000, which is expected to be recognized over a weighted average period of approximately 21 months.

The aggregate intrinsic value of stock options outstanding, exercisable, and vested or expected to vest at September 30, 2020 was approximately $115,000.  This amount is before applicable income taxes and represents the closing market price of the Company’s common stock at September 30, 2020 less the grant price, multiplied by the number of stock options that had a grant price that is less than the closing market price. This amount represents the amount that would have been received by the optionees had these stock options been exercised on that date. No stock options were exercised during the three months ended September 30, 2020 and 2019.

Restricted Stock – The following is a summary of the restricted stock activity for the three months ended September 30, 2020:

	Shares	Weighted Average Grant Date Fair Value
Unvested, June 30, 2020	162,500	$1.57
Granted	178,750	$0.72
Canceled	(162,500)	$1.57
Unvested, September 30, 2020	178,750	$0.72

The unvested restricted shares as of September 30, 2020 are all performance-based restricted shares that are scheduled to vest, subject to achievement of the underlying performance goals, in July 2021. As of September 30, 2020, the estimated unrecognized stock-based compensation expense related to unvested restricted shares subject to achievement of performance goals was approximately $112,000, all of which is expected to be recognized over a weighted average period of approximately ten months.

Dividends

The Company has paid no cash dividends during the current fiscal year through September 30, 2020.

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

The following table reconciles the differences between the basic and diluted net income per share presentations:

	Three Months Ended September 30,
	2020	2019
Numerator:
Net income	$874,266	$207,319

Denominator:
Weighted average common shares outstanding:
Basic	28,786,910	28,563,688
Effect of dilutive securities	52,987	659,248
Diluted	28,839,897	29,222,936

Net income per common share:
Basic	$0.03	$0.01
Diluted	$0.03	$0.01

For the three months ended September 30, 2020 and 2019, stock options to purchase approximately 2.79 million and 1.99 million shares, respectively, were excluded from the computation of diluted net income per common share because the exercise price of the stock options was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to net income per common share. Approximately 179,000 and 325,000 shares of unvested restricted stock are excluded from the computation of diluted net income per common share as of September 30, 2020 and 2019, respectively, because the shares are performance-based and the underlying conditions have not been met as of the periods presented and the effects of the inclusion of such shares would be anti-dilutive to net income per common share.

13.	MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash on deposit and cash equivalents held with one bank and trade accounts receivable. At times, cash and cash equivalents balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurable limits. The Company’s money market fund investment account (recognized as cash and cash equivalents) is invested with what the Company believes to be a high-quality issuer. The Company has never experienced any losses related to these balances. Non-interest-bearing amounts on deposit in excess of FDIC insurable limits at September 30, 2020 and June 30, 2020 approximated $2.77 million and $2.01 million, respectively. Interest-bearing amounts on deposit in excess of FDIC insurable limits at September 30, 2020 and June 30, 2020 approximated $10.64 million and $11.64 million, respectively.

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

For additional information regarding the Company’s measurement and disclosure of credit losses on financial assets, including trade accounts receivable, see Note 4, “Fair Value Measurements.”

At times, a portion of the Company’s accounts receivable will be due from customers that have individual balances of 10% or more of the Company’s total gross accounts receivable. The following is a summary of customers that represent 10% or more of total gross accounts receivable as of the dates presented:

	September 30, 2020	June 30, 2020
Customer A	26%	26%
Customer B	17%	14%
Customer C	11%	13%
Customer D	11%	* %

* Customer D did not have individual balances that represented 10% or more of total gross accounts receivable as of June 30, 2020.

A significant portion of sales is derived from certain customer relationships. The following is a summary of customers that represent 10% or more of total net sales for the periods presented:

	Three Months Ended September 30,
	2020		2019
Customer B		14%	13%
Customer A	*	%	14%

* Customer A did not have net sales that represented 10% or more of total net sales for the three months ended September 30, 2020.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future. You should be aware that although the forward-looking statements included herein represent management’s current judgment and expectations, our actual results may differ materially from those projected, stated, or implied in these forward-looking statements as a result of many factors including, but not limited to, the following:

1.	Our business, financial condition and results of operations could continue to be adversely affected by an ongoing COVID-19 pandemic and related global economic conditions;
2.	Our future financial performance depends upon increased consumer acceptance, growth of sales of our products, and operational execution of our strategic initiatives;
3.	The execution of our business plans could significantly impact our liquidity;
4.	Our business and our results of operations could be materially adversely affected as a result of general and economic conditions;
5.	The financial difficulties or insolvency of one or more of our major customers or their lack of willingness and ability to market our products could adversely affect results;
6.	We face intense competition in the worldwide gemstone and jewelry industry;
7.	We are subject to certain risks due to our international operations, distribution channels and vendors;
8.	Our business and our results of operations could be materially adversely affected as a result of our inability to fulfill orders on a timely basis;
9.	We are currently dependent on a limited number of distributor and retail partners in our Traditional segment for the sale of our products;
10.	We rely on assumptions, estimates, and data to calculate certain of our key metrics and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business;
11.	Our failure to maintain compliance with The Nasdaq Stock Market’s continued listing requirements could result in the delisting of our common stock;
12.	We may experience quality control challenges from time to time that can result in lost revenue and harm to our brands and reputation;
13.	Seasonality of our business may adversely affect our net sales and operating income;
14.	Our operations could be disrupted by natural disasters;
15.
Our loan, pursuant to the Paycheck Protection Program, or the PPP Loan, under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, as administered by the U.S. Small Business Administration, or the SBA, may not be forgiven or may subject us to challenges and investigations regarding qualification for the loan;

16.	We may not be able to adequately protect our intellectual property, which could harm the value of our products and brands and adversely affect our business;
17.	Negative or inaccurate information on social media could adversely impact our brand and reputation;
18.	Sales of moissanite and lab grown diamond jewelry could be dependent upon the pricing of precious metals, which is beyond our control;
19.	Our current customers may potentially perceive us as a competitor in the finished jewelry business;
20.
We depend  on an exclusive supply agreement, or the Supply Agreement, with Cree, Inc., or Cree, for substantially all of our silicon carbide, or SiC, crystals, the raw materials we use to produce moissanite jewels; if our supply of high-quality SiC crystals is interrupted, our business may be materially harmed;

21.	If the e-commerce opportunity changes dramatically or if e-commerce technology or providers change their models, our results of operations may be adversely affected;

22.
A failure of our information technology infrastructure or a failure to protect confidential information of our customers and our network against security breaches could adversely impact our business and operations;

23.	If we fail to evaluate, implement, and integrate strategic acquisition or disposition opportunities successfully, our business may suffer;
24.	Governmental regulation and oversight might adversely impact our operations; and
25.	Some anti-takeover provisions of our charter documents may delay or prevent a takeover of our company.

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

The following discussion is designed to provide a better understanding of our unaudited condensed consolidated financial statements, including a brief discussion of our business and products, key factors that impacted our performance, and a summary of our operating results. This information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, or the 2020 Annual Report. Historical results and percentage relationships related to any amounts in the condensed consolidated financial statements are not necessarily indicative of trends in operating results for future periods.

Overview

Our Mission

At Charles & Colvard, Ltd., our mission is to redefine the definition of real within the jewelry industry and for consumers everywhere. We believe fine jewelry can be accessible, beautiful, and conscientious.

About Charles & Colvard

Charles & Colvard, Ltd., a North Carolina corporation founded in 1995 (which may be referred to as Charles & Colvard, we, us, or our) is a globally recognized lab created gemstone company specializing in fine jewelry. We manufacture, market, and distribute Charles & Colvard Created Moissanite® (which we refer to as moissanite or moissanite jewels) and on September 14, 2020, we announced our expansion into the lab grown diamond market with the launch of Caydia™, an exclusive brand of premium lab grown diamonds. We offer gemstones and finished jewelry featuring our proprietary moissanite jewels and premium lab grown diamonds for sale in the worldwide fine jewelry market. Charles & Colvard is the original source of created moissanite, and in 2015, we debuted Forever One™, our premium moissanite gemstone brand. As an e-commerce and multi-channel destination for fine jewelry featuring lab grown gemstones, we believe that the addition of lab grown diamonds is a natural progression for the Charles & Colvard brand.

One of our unique differentiators, moissanite – The World’s Most Brilliant Gem® – is core to our ambition to create a movement around environmentally and socially responsible fine jewelry. We believe that we are leading the way in delivering the premium moissanite brand through technological advances in gemstone manufacturing, cutting, polishing, and setting. By coupling what we believe to be unprecedented moissanite jewels with responsibly sourced precious metals, we are delivering a uniquely positioned product line for the conscientious consumer. Our Caydia™ lab grown diamonds are hand selected by our Gemological Institute of America, or GIA, certified gemologists to meet Charles & Colvard’s uncompromising standards and validated by independent third-party experts. Our Caydia™ lab grown diamonds are available currently in E, F, and G color grades (based on the GIA’s color grading scale) with a minimum clarity in accordance with the GIA’s VS1 clarity classification along with excellent cut, polish, and symmetry. All of our Caydia™ lab grown diamonds are set with responsibly sourced precious metals.

Our strategy is to build a globally revered brand of lab created gemstones and finished jewelry that appeal to a wide consumer audience. We believe this strategy leverages our advantages of being the original and leading worldwide source of Charles & Colvard Created Moissanite® and offering a curated assortment of jewelry featuring Caydia™ lab grown diamonds, which we believe offers an ideal combination of quality and value. We believe a direct relationship with consumers is important to this strategy, which entails delivering tailored educational content, engaging in dialogue with our audience, and positioning our brand to meet the demands of today’s discerning consumer.

COVID-19 Update

The global outbreak of the coronavirus disease 2019, or COVID-19, was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government in March 2020 and has negatively affected the U.S. and global economies, disrupted global supply chains, resulted in significant travel and transport restrictions, including mandated closures and orders to “shelter-in-place” and quarantine restrictions, and created significant disruption of the financial markets. Certain jurisdictions have begun re-opening only to return to restrictions due to increases in new COVID-19 cases. Even in the absence of legal restrictions, businesses and individuals may voluntarily continue to limit in-person interactions and practice social distancing, and such behaviors may continue beyond the formal end of the pandemic. The level and nature of the disruption caused by COVID-19 is unpredictable, may be cyclical and long-lasting and may vary from location to location. We have taken measures to protect the health and safety of our employees, work with our customers and suppliers to minimize disruptions, reduce our expenses, and support our community in addressing the challenges posed by this ongoing COVID-19 pandemic. The pandemic continues to present unprecedented business challenges, and we have experienced impacts on our business related to the COVID-19 pandemic, primarily in increased coronavirus-related costs, delays in supplier deliveries, impacts of travel restrictions, access to some locations, the effects to net revenue related to reduced demand and store closures, and the impacts of remote work and adjusted work schedules.

Despite these challenges, our efforts, especially with regard to product fulfillment and supply chain, helped to partially mitigate the disruptions caused by the COVID-19 pandemic on our operations in the first quarter of our fiscal year ending June 30, 2021, or Fiscal 2021. In addition, strong net sales performance in our Online Channels segment and an overall reduction in costs and expenses resulting from cost-savings initiatives implemented by us have helped to offset the impacts of the COVID-19 pandemic on our financial results in our first quarter. However, the ultimate impact of the COVID-19 pandemic on our operations and financial performance in Fiscal 2021, and future periods, including our ability to execute our business plan and strategic initiatives in the expected timeframe, remains uncertain and will depend on future developments, including the duration and spread of the COVID-19 pandemic and related actions taken by the U.S. Government, state and local government officials, and international governments to prevent and manage disease spread, all of which are uncertain and cannot be predicted. The long-term impacts of the COVID-19 pandemic on global consumer buying behaviors, which impacts demand for our products and services, are also difficult to predict.

For additional risks to the Company related to the COVID-19 pandemic, see “Part II, Item 1A. Risk Factors”, contained in our 2020 Annual Report.

Fiscal 2021 Financial Trends

Currently, the full extent of the impact of the COVID-19 pandemic on our operational and financial performance remains uncertain and continues to depend on many factors outside of our control, including, without limitation, the timing, extent, trajectory and duration of the pandemic, the development and availability of effective treatments and vaccines, the imposition of protective public safety measures, and the impact of the pandemic on the global economy and demand for consumer products. We expect the COVID-19 pandemic will continue to have an adverse impact on our business, results of operations, financial condition, and liquidity during Fiscal 2021.

As we manage through these challenging times, our strategic focus for Fiscal 2021 is centered on the expansion of Charles & Colvard’s brand on a global scale and to increase the size of our business through top-line disciplined growth by leveraging existing resources. We believe that lab-created gemstones, including our own lab grown diamond product line, Caydia™, which we introduced in September 2020, are now being embraced by emerging generations. We also believe that our ability to elevate our own lab-created gemstones - including both moissanite jewels and lab grown diamonds - and the Charles & Colvard brand directly with consumers is key to our future success and ability to fuel our growth. We intend to elevate the Charles & Colvard name by making it synonymous with quality, value, and price. We plan to execute on our key strategies with an ongoing commitment to spending judiciously and generating sustainable earnings improvement.

We discuss our key strategies for Fiscal 2021 in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in our 2020 Annual Report.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which we prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities. “Critical accounting policies and estimates” are defined as those most important to the financial statement presentation and that require the most difficult, subjective, or complex judgments. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Under different assumptions and/or conditions, actual results of operations may materially differ. We have disclosed our critical accounting policies and estimates in our 2020 Annual Report, and that disclosure should be read in conjunction with this Quarterly Report on Form 10-Q. Except as set forth below, there have been no significant changes in our critical accounting policies and estimates during the first three months of Fiscal 2021.

For a discussion regarding our adoption of the new accounting standard related to the measurement and disclosure of credit losses on financial instruments, see Note 2 to our condensed consolidated financial statements in Item 1, “Financial Statements”, of this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth certain consolidated statements of operations data for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019
Net sales	$7,926,293	$7,608,421
Costs and expenses:
Cost of goods sold	4,196,055	3,876,624
Sales and marketing	1,647,933	2,229,591
General and administrative	1,208,035	1,349,501
Total costs and expenses	7,052,023	7,455,716
Income from operations	874,270	152,705
Other income (expense):
Interest income	3,459	61,379
Interest expense	(2,439)	(142)
Loss on foreign currency exchange	(530)	(538)
Total other income (expense), net	490	60,669
Income before income taxes	874,760	213,404
Income tax expense	(494)	(6,085)
Net income	$874,266	$207,319

Consolidated Net Sales

Consolidated net sales for the three months ended September 30, 2020 and 2019 comprise the following:

	Three Months Ended September 30,		Change
	2020	2019	Dollars	Percent
Finished jewelry	$4,335,338	$3,857,995	$477,343	12%
Loose jewels	3,590,955	3,750,426	(159,471)	-4%
Total consolidated net sales	$7,926,293	$7,608,421	$317,872	4%

Consolidated net sales were $7.93 million for the three months ended September 30, 2020 compared to $7.61 million for the three months ended September 30, 2019, an increase of approximately $318,000, or 4%. The COVID-19 pandemic has continued to negatively affect the U.S. and global economies and has had a significant adverse impact on our worldwide sales and results of operations during the period since the initial outbreak of the underlying coronavirus. Net sales through our cross-border trade, or CBT, platform were flat compared with the prior year fiscal quarter, which we believe is also due to the strength of worldwide demand for our products in spite of the COVID-19 pandemic.

Sales of finished jewelry represented 55% of total consolidated net sales for the three months ended September 30, 2020, compared to 51% of total consolidated net sales for the corresponding period of the prior year. For the three months ended September 30, 2020, finished jewelry sales were $4.34 million compared to $3.86 million for the corresponding period of the prior year, an increase of approximately $477,000, or 12%. This increase in finished jewelry sales was due primarily to higher finished jewelry sales of Forever One™ and Moissanite by Charles & Colvard® in our Online Channels segment, which increased $646,000, or 22%, from the prior year fiscal quarter.

Sales of loose jewels represented 45% of total consolidated net sales for the three months ended September 30, 2020, compared to 49% of total consolidated net sales for the corresponding period of the prior year. For the three months ended September 30, 2020, loose jewel sales were $3.59 million compared to $3.75 million for the corresponding period of the prior year, a decrease of approximately $159,000, or 4%. The decrease for the three months ended September 30, 2020 was primarily due to a lower levels of loose jewel sales principally through the international distribution network in our Traditional segment. This decrease of loose jewel sales in our Traditional segment was partially offset by an increase of loose jewel sales in our Online Channels segment, which increased $114,000, or 16%, from the prior year fiscal quarter.

U.S. net sales accounted for approximately 95% of total consolidated net sales for the three-month period ended September 30, 2020, compared with 89% for the three-month period ended September 30, 2019. U.S. net sales increased to $7.50 million, or 11%, in the three months ended September 30, 2020 compared to $6.76 million in the comparable quarter of 2019 as a result of increased sales to U.S. customers in both our Online Channels segment and Traditional segment.

Our largest U.S. customer during the three months ended September 30, 2020 accounted for 14% of total consolidated net sales. This same customer was our second largest U.S. customer during the three months ended September 30, 2019 and accounted for 13% of total consolidated net sales during the period then ended. Our largest U.S. customer during the three-month period ended September 30, 2019 accounted for 14% of total consolidated net sales during the period then ended. Other than our U.S. customers noted above during the three-month periods ended September 30, 2020 and 2019, we had no other customers with sales that represented 10% or more of total consolidated net sales for the periods then ended. We expect that we, along with our customers, will remain dependent on our ability to maintain and enhance our customer-related programs. A change in or loss of any of these customer or retailer relationships could have a material adverse effect on our results of operations.

International net sales accounted for approximately 5% and 11% of total consolidated net sales during the quarters ended September 30, 2020 and 2019, respectively. International net sales decreased to $427,000, or 49%, during the first quarter of Fiscal 2021 compared to $845,000 in the first quarter of the year ended June 30, 2020, or Fiscal 2020. International sales decreased due to lower demand in our international distributor market, which was partially offset by growth in our direct-to-consumer presence internationally reflecting solid direct-to-consumer sales from our Online Channels segment in international markets. In light of the effects of ongoing global economic conditions, we continue to evaluate these and other potential distributors in international markets to determine the best long-term partners. As a result, and in light of the ongoing worldwide pandemic and international trade challenges, we expect our sales in these markets to continue to fluctuate significantly each reporting period.

We did not have an international customer account for 10% or more of total consolidated sales during the three months ended September 30, 2020 or 2019. A portion of our international consolidated sales represents jewels sold internationally that may be re-imported to U.S. retailers.

Costs and Expenses

Cost of Goods Sold

Our total cost of goods sold for the three months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,		Change
	2020	2019	Dollars	Percent
Product line cost of goods sold:
Finished jewelry	$1,754,289	$1,702,910	$51,379	3%
Loose jewels	1,743,922	1,799,452	(55,530)	-3%
Total product line cost of goods sold	3,498,211	3,502,362	4,151	0%
Non-product line cost of goods sold	697,844	374,262	323,582	86%
Total cost of goods sold	$4,196,055	$3,876,624	$319,431	8%

Total cost of goods sold was $4.20 million for the three months ended September 30, 2020 compared to $3.88 million for the three months ended September 30, 2019, an increase of approximately $319,000, or 8%. Product line cost of goods sold is defined as product cost of goods sold in each of our Online Channels segment and Traditional segment excluding non-capitalized expenses from our manufacturing and production control departments, comprising personnel costs, depreciation, rent, utilities, and corporate overhead allocations; freight out; inventory write-offs; and other inventory adjustments, comprising costs of quality issues, and damaged goods.

The increase in total cost of goods sold for the three months ended September 30, 2020 compared to the same period in 2019 was primarily due to increased sales of finished jewelry during the three months ended September 30, 2020, which reflect higher material and labor costs. Our finished jewelry products cost more to produce due to higher material and labor costs when compared to the production of loose jewels.

The net increase in non-product line cost of goods sold for the three months ended September 30, 2020, comprises an unfavorable $283,000 change in other inventory adjustments principally relating to adverse changes in production standard cost variances compared to the three months ended September 30, 2019. The net increase in non-product line cost of goods sold was also related to an approximate $57,000 change in inventory valuation adjustments primarily related to adverse changes in obsolescence reserves as well as an approximate $44,000 increase in freight out from increased shipments resulting from Online Channels segment sales growth during the quarter ended September 30, 2020. These increases in non-product line cost of goods sold were offset in part by an approximate $60,000 decrease in non-capitalized manufacturing and production control expenses principally due to the timing when work-in-process is received into inventory and overhead costs are allocated.

Sales and Marketing

Sales and marketing expenses for the three months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,		Change
	2020	2019	Dollars	Percent
Sales and marketing	$1,647,933	$2,229,591	$(581,658)	-26%

Sales and marketing expenses were $1.65 million for the three months ended September 30, 2020 compared to $2.23 million for the three months ended September 30, 2019, a decrease of approximately $582,000, or 26%.

The decrease in sales and marketing expenses for the three months ended September 30, 2020 compared to the same period in 2019 was primarily due to a $401,000 decrease in compensation expenses; a $136,000 decrease in advertising and digital marketing expenses; a $58,000 decrease in professional services principally comprising non-recurring consulting services for cybersecurity and merchandising imaging in the prior year period; a $6,000 decrease in travel expenses as a result of COVID-19 cost-control measures; and a $3,000 decrease in general office-related expenses. These decreases were partially offset by an $18,000 increase in software-related costs incurred primarily in connection with new software-related agreements associated with upgraded operating systems; and a $4,000 increase in other miscellaneous advertising and digital marketing expenses.

The decrease in compensation expenses for the three months ended September 30, 2020 compared to the same period in 2019 was primarily due to a $319,000 decrease in salaries, commissions, and related employee benefits in the aggregate reflecting our June 2020 management reorganization and workforce reduction; a $46,000 decrease in bonus expense; and a $38,000 decrease in employee stock-based compensation expense. These decreases were partially offset by a $2,000 increase in employee-related severance costs.

The decrease in advertising and digital marketing expenses for the three months ended September 30, 2020 compared to the same period in 2019 comprises a $118,000 decrease in cooperative advertising; $43,000 decrease in Internet marketing; and an $8,000 decrease in print media expenses. These decreases were partially offset by a $23,000 increase in promotion-related expenses and a $10,000 increase in outside agency fees.

General and Administrative

General and administrative expenses for the three months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,		Change
	2020	2019	Dollars	Percent
General and administrative	$1,208,035	$1,349,501	$(141,466)	-10%

General and administrative expenses were $1.21 million for the three months ended September 30, 2020 compared to $1.35 million for the three months ended September 30, 2019, a decrease of approximately $141,000, or 10%.

The decrease in general and administrative expenses for the three months ended September 30, 2020 compared to the same period in 2019 was primarily due to a $129,000 decrease in professional services; a $115,000 decrease in compensation expenses; and a $9,000 decrease in Board retainer fees as a result of the resignation of a former Director in September 2019. These decreases were partially offset by a $61,000 increase in bad debt expense associated with our allowance for doubtful accounts reserve policy; a $17,000 increase in insurance expenses, principally related to higher renewal premiums; an $8,000 increase in travel expense; a $5,000 increase in bank charges as a result of transaction fees associated with increased online transactions; a $4,000 increase in business taxes and licenses; a $2,000 increase in equipment-related rental expense; a $2,000 increase in depreciation and amortization expense; and a $13,000 net increase in miscellaneous other general and administrative expenses.

Professional services expenses decreased for the three months ended September 30, 2020 compared to the same period in 2019 primarily due to an $86,000 decrease in legal fees resulting from non-recurring non-capitalized fees incurred in connection with our underwritten public offering and corporate governance matters in the prior year; a $33,000 decrease in accounting services also principally related to non-recurring fees associated with our underwritten public offering in the prior year; a $7,000 decrease in consulting and other professional services; and a $3,000 decrease in investor relations fees.

The decrease in compensation expenses for the three months ended September 30, 2020 compared to the same period in 2019 comprises a $55,000 decrease in salaries and related employee benefits in the aggregate resulting from our June 2020 management reorganization and workforce reduction; a $33,000 decrease in employee stock-based compensation expense; and a $27,000 decrease in bonus expense.

The net increase in miscellaneous other general and administrative expenses for the three months ended September 30, 2020 compared to the same period in 2019 comprises a $10,000 increase in software maintenance agreement-related expenses and a $3,000 net increase in office-related and other miscellaneous general and administrative expenses.

Loss on Foreign Currency Exchange

Loss on foreign currency exchange related to foreign sales transacted in functional currencies other than the U.S. dollar for the three months ended September 30, 2020 and 2019 are as follows:
	Three Months Ended September 30,		Change
	2020	2019	Dollars	Percent
Loss on foreign currency exchange	$530	$538	$(8)	-1%

During the three months ended September 30, 2020, we had international sales transactions denominated in currencies other than the U.S dollar that resulted in foreign currency exchange net losses. The decrease in these losses reflects the lower level of international sales during the three months ended September 30, 2020 compared with the same period in the prior year, which was partially offset by favorable changes in foreign currency fluctuation during the first quarter of Fiscal 2021 compared with the first quarter of Fiscal 2020.

Interest Income

Interest income for the three months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended September 30,		Change
	2020	2019	Dollars	Percent
Interest income	$3,459	$61,379	$(57,290)	-94%

In June 2019, we completed an underwritten public offering of 6,250,000 shares of our common stock, which together with the partial exercise of the underwriters’ overallotment option for an additional 630,500 shares in July 2019, resulted in net proceeds of approximately $9.99 million. The net proceeds from this offering, along with excess operating cash, are deposited into and maintained in an interest-bearing account with a federally-insured commercial bank. Accordingly, during the three months ended September 30, 2020 and 2019, we earned interest from cash on deposit in this interest-bearing account. The decrease in earned interest reflects adverse changes in interest rate fluctuations during the first quarter of Fiscal 2021 compared with the first quarter of Fiscal 2020.

Provision for Income Taxes

We recognized income tax net expense of approximately $500 and $6,100 for the three months ended September 30, 2020 and 2019, respectively. Income tax provisions in these periods primarily relate to estimated tax, penalties, and interest associated with uncertain tax positions.

As of each reporting date, management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. Beginning in 2014, management determined that negative evidence outweighed positive evidence and established a full valuation allowance against our deferred tax assets. We maintained a full valuation allowance against our deferred taxes as of September 30, 2020 and June 30, 2020.

Liquidity and Capital Resources

While some areas of the world and parts of the U.S. are lifting social and business restrictions following the worldwide lockdowns related to the COVID-19 pandemic, other geographical regions of the world and some sections of the U.S. are beginning to see a rise in COVID-19 infection levels. Accordingly, the world continues to adapt to the ongoing COVID-19 pandemic and its effects on global economics and business operations. The impact of the COVID-19 pandemic continues to place unprecedented pressures on global and U.S. businesses including our own. The ongoing spread of COVID-19 continues to lead to business disruption and volatility in the global capital markets, which, depending on future developments and control of the underlying virus, could further adversely impact our capital resources and liquidity in the future. We remain increasingly focused on the COVID-19 pandemic and are continually evaluating its potential effect on our business and liquidity and capital resources.

Capital Structure and Long-Term Debt

On June 18, 2020, we received the proceeds from the Paycheck Protection Program Loan, or the PPP Loan, pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, as administered by the U.S. Small Business Administration, or SBA. The PPP Loan in the principal amount of $965,000 was disbursed by Newtek Small Business Finance, LLC, or the Lender, pursuant to a promissory note, or the Promissory Note, dated June 15, 2020.

Under the CARES Act and the Promissory Note, loan forgiveness is available, subject to certain conditions, for the sum of documented payroll costs, covered rent payments, and covered utilities during the 24-week period beginning on the date of first disbursement of the PPP Loan. For purposes of the CARES Act, payroll costs exclude cash compensation of an individual employee in excess of $100,000, prorated annually. Not more than 40% of the forgiven amount can be attributable to non-payroll costs. Although we currently believe that our use of the PPP Loan will meet the conditions for forgiveness of the PPP Loan, we cannot assure our future adherence to the forgiveness criteria and that the PPP Loan will be forgiven, in whole or in part.

The CARES Act provides that existing AMT credit carryforwards are now eligible for acceleration and refundable AMT credits are to be completely refunded to companies for taxable years beginning in 2019, or by election, taxable years beginning in 2018. Accordingly, we elected to have the AMT tax completely refunded and filed a refund claim for the remaining AMT tax credit. The full amount of the remaining balance of our AMT credit refund in the amount of approximately $272,000 was refunded by the Internal Revenue Service in October 2020. Accordingly, the full amount of our AMT credit refund has been classified as current as of September 30, 2020.

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

Financing Activities

In June 2019, we completed an underwritten public offering of 6,250,000 newly issued shares of common stock, at a price to the public of $1.60 per share, pursuant to our effective shelf registration statement on Form S-3. Net proceeds from the offering were approximately $9.06 million, net of the underwriting discount and fees and expenses. Pursuant to the terms of the underwriting agreement entered into in connection with this offering, the underwriters were granted a 30-day option to buy up to an additional 937,500 shares of our common stock to cover over-allotments. Pursuant to the partial exercise of the underwriters’ over-allotment option, in July 2019, we issued an additional 630,500 shares of our common stock at a price of $1.60 per share for net proceeds of approximately $932,000, net of the underwriting discount and fees and expenses of approximately $77,000. After giving effect to the partial exercise of the over-allotment option, we sold an aggregate of 6,880,500 shares of our common stock at a price of $1.60 per share with total gross proceeds of approximately $11.01 million, before deducting the underwriting discount and fees and expenses of approximately $1.02 million. Early during Fiscal 2020, we began using the aggregate net proceeds of approximately $9.99 million from the offering for marketing and for general corporate and working capital purposes. However, in response to the COVID-19 pandemic and its impact on consumer confidence and spending, management drastically reduced related advertising and digital marketing expenditures in mid-March 2020. We plan to maintain these reduced advertising and digital marketing expenditure levels for the foreseeable future.

As discussed above, on June 18, 2020 we received a PPP Loan in the principal amount of $965,000 from the Lender pursuant to a Promissory Note dated June 15, 2020. The Promissory Note matures June 18, 2022 and may be extended with the consent of the Lender under the provisions of the CARES Act. The Promissory Note bears interest at a fixed rate of 1% per annum. Pursuant to the terms of the Promissory Note, monthly principal and interest payments in the amount of approximately $41,000 will commence on April 1, 2021. For financial reporting purposes as of September 30, 2020, the classification of the current maturity of this long-term debt assumes there will be no principal forgiveness and principal repayment for the full outstanding principal amount of the PPP Loan will be spread in equal monthly installments over the period from April 1, 2021 through the maturity date of the Promissory Note.

We did not provide any collateral or guarantees for the PPP Loan, nor did we pay any facility charge to obtain the PPP Loan. The Promissory Note provides for customary events of default, including, among others, those relating to failure to make payment and breaches of representations. We may prepay the principal of the PPP Loan at any time without incurring any prepayment charges.

Operating Activities and Cash Flows

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of September 30, 2020, our principal sources of liquidity were cash, cash equivalents and restricted cash totaling $13.86 million, trade accounts receivable of $1.63 million, and net current inventory of $8.98 million, as compared to cash and cash equivalents totaling $14.62 million, trade accounts receivable of $671,000, and net current inventory of $7.44 million as of June 30, 2020. As described more fully herein, we also have long-term debt in the amount of $965,000, of which $386,000 is classified as its current maturity as of September 30, 2020, and access to a $5.00 million asset-based revolving credit facility with White Oak, or the White Oak Credit Facility.

During the three months ended September 30, 2020, our working capital increased by approximately $3.2 million to $20.63 million from $17.42 million at June 30, 2020. As described more fully below, the increase in working capital at September 30, 2020 is primarily attributable to a an increase in our allocation of inventory from long-term to short-term, decrease in our accounts payable, an increase in our accounts receivable, a decrease in our accrued expenses and other liabilities, and an increase in our prepaid expenses and other assets. These factors were offset partially by a decrease in our cash, cash equivalents, and restricted cash resulting from cash used in our operations, an increase in the current maturity of our long-term debt, and an increase in our short-term operating lease liabilities.

During the three months ended September 30, 2020, approximately $642,000 of cash was used by our operations. The primary drivers of our use of cash were a decrease in accounts payable of $1.17 million; an increase in accounts receivable of $1.08 million; and a decrease in accrued expenses and other liabilities of $573,000. These factors were offset partially by the favorable effect of net income in the amount of $874,000; a decrease in inventory of $829,000; and a decrease in prepaid expenses and other assets of $28,000. In addition, the net effect of the changes in combined non-cash items totaling $450,000 also favorably impacted net cash used in operating activities during the three months ended September 30, 2020.

Accounts receivable increased principally due to the increased level of sales during the three months ended September 30, 2020 as compared with the sales during the period leading up to June 30, 2020. As a result of the COVID-19 pandemic, we offered extended Traditional segment customer payment terms beyond 90 days to certain credit-worthy customers during the first fiscal quarter of Fiscal 2021 and second half of Fiscal 2020. Because of the ongoing impact of the pandemic on the global economy, the extension of these terms may not immediately increase liquidity as a result of ongoing current-period sales, which we expect to continue to be pressured due to the effects of the ongoing COVID-19 pandemic. In addition, we believe our competitors and other vendors in the wholesale jewelry industry have expanded their use of extended payment terms and, in aggregate, we believe that, through our use of extended payment terms, we provide a competitive response in our market during the current global economic environment. We believe that we are unable to estimate the impact of these actions on our net sales, but we believe that if we ceased providing extended payment terms, we would be at a competitive disadvantage for some Traditional segment customers in the marketplace during this economic period and that our net sales and profits would likely be adversely impacted.

We manufactured approximately $2.21 million in finished jewelry and $1.68 million in loose jewels, which includes the cost of the loose jewels and the purchase of precious metals and labor in connection with jewelry production, during the three months ended September 30, 2020. We expect our purchases of precious metals and labor to increase as we increase our finished jewelry business. In addition, the price of gold has increased significantly over the past decade, and more significantly over the past several months, resulting in higher retail price points for gold jewelry. Because the market price of gold and other precious metals is beyond our control, the upward price trends could continue and have a negative impact on our operating cash flow as we manufacture finished jewelry.

Historically, our raw material inventories of SiC crystals had been purchased under exclusive supply agreements with a limited number of suppliers. Because the supply agreements restricted the sale of these crystals exclusively to us, the suppliers negotiated minimum purchase commitments with us that, when combined with reduced sales levels during prior periods in which the purchase commitments were in effect, have resulted in levels of inventories that are higher than we might otherwise maintain. As of September 30, 2020 and June 30, 2020, $20.75 million and $23.19 million, respectively, of our inventories were classified as long-term assets. Loose jewel sales and finished jewelry that we manufacture will utilize both the finished goods loose jewels currently on-hand and, as we deplete certain shapes and sizes, our on-hand raw material SiC crystals of $2.31 million and new raw material that we purchase pursuant to the Supply Agreement.

Our more detailed description of our inventories is included in Note 5 to our condensed consolidated financial statements in Part I, Item 1, “Financial Statements”, of this Quarterly Report on Form 10-Q.

As of September 30, 2020, we had approximately $309 of remaining federal income tax credits that expire in 2021 and can be carried forward to offset future income taxes. As of September 30, 2020, we also had a federal tax net operating loss carryforward of approximately $23.72 million expiring between 2022 and 2037, which can be used to offset against future federal taxable income; North Carolina tax net operating loss carryforwards of approximately $20.12 million expiring between 2023 and 2033; and various other state tax net operating loss carryforwards expiring between 2021 and 2040, which can be used to offset against future state taxable income.

Contractual Commitment

On December 12, 2014, we entered into the Supply Agreement with Cree. Under the Supply Agreement, subject to certain terms and conditions, we agreed to exclusively purchase from Cree, and Cree agreed to exclusively supply, 100% of our required SiC materials in quarterly installments that must equal or exceed a set minimum order quantity. The initial term of the Supply Agreement was scheduled to expire on June 24, 2018, unless extended by the parties. Effective June 22, 2018, the Supply Agreement was amended to extend the expiration date to June 25, 2023. The Supply Agreement, as amended, also provides for the exclusive production of our premium moissanite product, Forever One™ and provided us with one option, subject to certain conditions, to unilaterally extend the term of the Supply Agreement for an additional two-year period following the expiration of the initial term. In addition, the amendment to the Supply Agreement established a process by which Cree may begin producing alternate SiC material based on our specifications that will give us the flexibility to use the materials in a broader variety of our products, as well as to permit us to purchase certain amounts of SiC materials from third parties under limited conditions. On August 26, 2020, the Supply Agreement was further amended, effective June 30, 2020, to extend the expiration date to June 29, 2025, which may be further extended by mutual agreement of the parties. The Supply Agreement was also amended to, among other things, (i) spread our total purchase commitment under the Supply Agreement in the amount of approximately $52.95 million over the term of the Supply Agreement, as amended; (ii) establish a process by which Cree has agreed to accept purchase orders in excess of the agreed-upon minimum purchase commitment, subject to certain conditions; and (iii) permit us to purchase revised amounts of SiC materials from third parties under limited conditions. Our total purchase commitment under the Supply Agreement, as amended, until June 2025 is approximately $52.95 million, of which approximately $36.60 million remains to be purchased as of September 30, 2020.

During the three months ended September 30, 2020, in accordance with the terms of the Supply Agreement, as amended, we made no purchases of SiC crystals from Cree. Going forward, we expect to use existing cash and cash equivalents and access to other working capital resources, including but not limited to the issuance of equity securities, together with future cash expected to be provided by operating activities and, if necessary, our White Oak Credit Facility, to finance our purchase commitment under the Supply Agreement, as amended.

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

As of September 30, 2020, we had not borrowed against the White Oak Credit Facility. As a result of our diminished borrowing base as of September 30, 2020, which is tied to our accounts receivable, our ability to draw down funds from the White Oak Credit Facility is currently restricted.

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

Our future capital requirements and the adequacy of available funds will depend on many factors, including the ongoing spread of COVID-19 that could lead to further disruption and volatility in the global capital markets as well as its impact on our rate of sales growth; the expansion of our sales and marketing activities; the timing and extent of raw materials and labor purchases in connection with loose jewel production to support our moissanite jewels and lab grown diamonds business and precious metals and labor purchases in connection with jewelry production to support our finished jewelry business; the timing of capital expenditures; and the risk factors described in more detail in “Risk Factors” in this Quarterly Report on Form 10-Q and in Part I, Item 1A of our 2020 Annual Report on Form 10-K. Currently, we have the White Oak Credit Facility through its expiration on July 13, 2021, that we believe would mitigate these risks to our cash and liquidity position. Also, we may make investments in, or acquisitions of, complementary businesses, which could also require us to seek additional equity or debt financing.

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

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting despite the fact that our corporate employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of COVID-19 on our internal control over financial reporting to minimize the impact on its design and operating effectiveness. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. During the three months ended September 30, 2020, we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 1A.	Risk Factors

We discuss in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 and our Quarterly Report on Form 10-Q for the quarter September 30, 2020 various risks that may materially affect our business. There have been no material changes to such risks, except as set forth below.

Our future financial performance depends upon increased consumer acceptance, growth of sales of our products, and operational execution of our strategic initiatives. We believe that most consumers are not generally aware of the existence and attributes of moissanite jewels and lab grown diamonds and that the consumer market for moissanite jewels, lab grown diamonds, and finished jewelry featuring both moissanite and lab grown diamonds remains in the early stages of development. The degree of future market acceptance and demand is subject to a significant amount of uncertainty. Our future financial performance will depend, in part, upon greater consumer acceptance of moissanite jewels and lab grown diamonds as ethically-sourced, affordable, luxurious alternative to other gemstones, such as a mined diamond, and our ability to develop brands and execute strategic initiatives, in particular, our Online Channels segment, to grow our sales and operating income. As we execute our strategy to build and reinvest in our business, significant expenses and investment of cash will be required going forward and this may adversely affect our operating income. If we are unable to execute and achieve desired revenue levels, we may adjust our strategic initiatives in response to the results of our investments.

In addition, consumer acceptance may be affected by retail jewelers’ and jewelry manufacturers’ acceptance of moissanite jewels, lab grown diamonds, and finished jewelry featuring both moissanite and lab grown diamonds. The quality, design, and workmanship of the jewelry settings, whether manufactured by us or other manufacturers, could affect both consumers’ perception and acceptance of our products and costs incurred by returns and markdowns. Additionally, as other competitors enter the market, the lower quality of competitors’ gemstones could negatively impact consumer perception of moissanite jewels and lab grown diamonds, and in turn, acceptance of our jewels.

Thus, our future financial performance may be affected by:

•
Our continued success in developing and promoting the Charles & Colvard brands, such as Forever OneTM, Moissanite by Charles & Colvard®, and Caydia™, all of which are used in finished jewelry featuring moissanite and lab grown diamonds, resulting in increased interest and demand for moissanite jewelry at the consumer level;

•	Our ability to differentiate Charles & Colvard Created Moissanite® and Caydia™ from competing products, including competitive moissanite and the rapidly emerging lab grown diamond industry;

•	The ability to operationally execute our digital marketing strategy for our Online Channels segment;

•
Our continued ability and the ability of manufacturers, designers, and retail jewelers to select jewelry settings that encourage consumer acceptance of and demand for our moissanite jewels, lab grown diamonds, and finished jewelry;

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

•
The continued willingness of distributors, retailers, and others in our distribution channels to purchase loose Forever OneTM, Charles & Colvard Created Moissanite®, and the continued willingness of manufacturers, designers, and retail jewelers to undertake setting of the loose jewels;

•	Our continued ability and the ability of jewelry manufacturers and retail jewelers to set loose moissanite jewels and lab grown diamonds in finished jewelry with high-quality workmanship; and

•	Our continued ability and the ability of retail jewelers to effectively market and sell finished jewelry featuring moissanite to consumers.

We face intense competition in the worldwide jewelry industry. The jewelry industry is highly competitive and we compete with numerous other jewelry products. In addition, we face competition from mined diamonds, lab-created (synthetic) diamonds, other lab grown diamonds, other moissanite products, and simulants. A substantial number of companies supply products to the jewelry industry, many of whom we believe have greater financial resources than we do. Competitors could develop new or improved technologies, including those for lab grown diamonds, that may render the price point for our moissanite and our lab grown diamonds noncompetitive, which could have an adverse effect on our business, results of operations, and financial condition.

With the launch of our Caydia™ product line, we believe that our entry into the lab grown diamond market could be a potential threat to - and increase competition for - our core moissanite products. While our moissanite gemstones and finished jewelry set with moissanite generally have different price points than those from our Caydia™ product line, any cannibalization of moissanite product sales resulting from sales of our lab-created diamonds could have an adverse impact on sales of our moissanite jewels and finished jewelry set with moissanite.

We have previously relied on our patent rights and other intellectual property rights to maintain our competitive position. Our U.S. product and method patents for moissanite jewels expired in 2015 and most of our patents in foreign jurisdictions expired in 2016 with only one in Mexico remaining (which expires in 2021). However, we have certain trademarks and pending trademark applications that support our moissanite branding strategy. Additionally, we have certain issued and pending design patents that we believe, if approved, will differentiate our products in the gemstone and jewelry industry. Notwithstanding the foregoing, since the expiration of our patents we have noted new providers of moissanite and competitive products entering the market. However, as we experienced ourselves, achieving the capacity to consistently produce a high-quality moissanite product at mass scale requires a careful balance of SiC-specific faceting skills and a well-tuned global supply chain. As our pending patent rights and other pending intellectual property rights are approved, we will continue to rely on these patents and our carefully-executed brand awareness and digital marketing campaigns to build our consumer relationships and maintain our competitive position going forward. If, however, we are unable to successfully build strong brands for our moissanite jewels, lab grown diamonds, and finished jewelry featuring moissanite and lab grown diamonds or competition grows faster than expected, we may not have commercially meaningful protection for our products or a commercial advantage against our competitors or their competitive products or processes, which may have a material adverse effect on our business, results of operations, and financial condition.

Sales of moissanite and lab grown diamond jewelry could be dependent upon the pricing of precious metals, which is beyond our control. Any increases in the market price of precious metals (primarily gold) could affect the pricing and sales of jewelry incorporating moissanite jewels and lab grown diamonds. The majority of price increases in precious metals are passed on to the end consumer in the form of higher prices for finished jewelry. These higher prices could have a negative impact on the sell-through of moissanite and lab grown diamond jewelry at the retail level. From 2006 through 2020, the price of gold has increased significantly, resulting in higher retail price points for gold jewelry. Accordingly, higher gold prices could have an adverse impact on both sales of moissanite and lab grown diamond finished jewelry and the jewelry industry as a whole.

Our current customers may potentially perceive us as a competitor in the finished jewelry business. As described above, we are currently dependent on a limited number of customers, including distributors and retailers, for the sale of our products in the Traditional segment. Our design, manufacture, and marketing of finished jewelry featuring moissanite and lab grown diamonds for sale to distributors and retailers may result in some of these current customers perceiving us as a competitor, despite our efforts to use primarily non-conflicting sales channels. In response, these customers may choose to reduce their orders for our products. This reduction in orders could occur faster than our sales growth in this business, which could materially and adversely affect our business, results of operations, and financial condition.

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

101
The following materials from Charles & Colvard, Ltd.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii)  Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Changes in Shareholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flow; and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARLES & COLVARD, LTD.

	By:	/s/ Don O’Connell
November 5, 2020		Don O’Connell
President and Chief Executive Officer

	By:	/s/ Clint J. Pete
November 5, 2020		Clint J. Pete
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)