Form 10-Q
period 2020-12-31
CHARLES & COLVARD LTD
filed 2021-02-04
CIK 1015155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2020

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

As of January 29, 2021, there were 29,202,785 shares of the registrant’s common stock, no par value per share, outstanding.

CHARLES & COLVARD, LTD.

FORM 10-Q
For the Quarterly Period Ended December 31, 2020

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2020 (unaudited)	June 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$16,690,105	$13,993,032
Restricted cash	182,958	624,202
Accounts receivable, net	3,059,842	670,718
Inventory, net	12,072,929	7,443,257
Prepaid expenses and other assets	1,342,956	1,177,860
Total current assets	33,348,790	23,909,069
Long-term assets:
Inventory, net	16,593,187	23,190,702
Property and equipment, net	975,989	999,061
Intangible assets, net	193,388	170,151
Operating lease right-of-use assets	366,083	584,143
Other assets	42,330	51,461
Total long-term assets	18,170,977	24,995,518
TOTAL ASSETS	$51,519,767	$48,904,587

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,932,576	$3,748,235
Operating lease liabilities	527,761	622,493
Current maturity of long-term debt	579,000	193,000
Accrued expenses and other liabilities	1,946,283	1,922,332
Total current liabilities	5,985,620	6,486,060
Long-term liabilities:
Long-term debt, net	386,000	772,000
Noncurrent operating lease liabilities	-	203,003
Accrued income taxes	8,935	7,947
Total long-term liabilities	394,935	982,950
Total liabilities	6,380,555	7,469,010
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, no par value; 50,000,000 shares authorized; 29,092,326 and 28,949,410 shares issued and outstanding at December 31, 2020 and June 30, 2020, respectively	54,520,189	54,342,864
Additional paid-in capital	26,013,132	25,880,165
Accumulated deficit	(35,394,109)	(38,787,452)
Total shareholders’ equity	45,139,212	41,435,577
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$51,519,767	$48,904,587

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Net sales	$12,146,790	$10,659,090	$20,073,083	$18,267,511
Costs and expenses:
Cost of goods sold	6,167,708	5,530,514	10,363,763	9,407,138
Sales and marketing	2,480,571	3,160,965	4,128,503	5,390,556
General and administrative	977,528	1,203,686	2,185,564	2,553,187
Total costs and expenses	9,625,807	9,895,165	16,677,830	17,350,881
Income from operations	2,520,983	763,925	3,395,253	916,630
Other income (expense):
Interest income	1,126	45,379	4,586	106,758
Interest expense	(2,466)	(277)	(4,905)	(419)
Loss on foreign currency exchange	(72)	(314)	(603)	(853)
Total other (expense) income, net	(1,412)	44,788	(922)	105,486
Income before income taxes	2,519,571	808,713	3,394,331	1,022,116
Income tax (expense) benefit	(494)	5,337	(988)	(747)
Net income	$2,519,077	$814,050	$3,393,343	$1,021,369

Net income per common share:
Basic	$0.09	$0.03	$0.12	$0.04
Diluted	0.09	0.03	0.12	0.03

Weighted average number of shares used in computing net income per common share:
Basic	28,804,265	28,656,910	28,795,424	28,610,299
Diluted	29,262,702	29,246,571	28,980,009	29,199,876

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Six Months Ended December 31, 2020
	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance at June 30, 2020	28,949,410	$54,342,864	$25,880,165	$(38,787,452)	$41,435,577
Stock-based compensation	-	-	107,355	-	107,355
Issuance of restricted stock	178,750	-	-	-	-
Retirement of restricted stock	(162,500)	-	-	-	-
Net income	-	-	-	874,266	874,266
Balance at September 30, 2020	28,965,660	$54,342,864	$25,987,520	$(37,913,186)	$42,417,198
Stock-based compensation	-	-	87,938	-	87,938
Stock option exercises	126,666	177,325	(62,326)	-	114,999
Net income	-	-	-	2,519,077	2,519,077
Balance at December 31, 2020	29,092,326	$54,520,189	$26,013,132	$(35,394,109)	$45,139,212

	Six Months Ended December 31, 2019
	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance at June 30, 2019	28,027,569	$54,342,864	$24,488,147	$(32,625,369)	$46,205,642
Issuance of common stock, net of offering costs	630,500	-	932,480	-	932,480
Stock-based compensation	-	-	212,380	-	212,380
Issuance of restricted stock	325,000	-	-	-	-
Retirement of restricted stock	(1,159)	-	-	-	-
Net income	-	-	-	207,319	207,319
Balance at September 30, 2019	28,981,910	$54,342,864	$25,633,007	$(32,418,050)	$47,557,821
Stock-based compensation	-	-	146,725	-	146,725
Net income	-	-	-	814,050	814,050
Balance at December 31, 2019	28,981,910	$54,342,864	$25,779,732	$(31,604,000)	$48,518,596

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,393,343	$1,021,369
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	271,061	234,303
Stock-based compensation	195,293	359,105
Provision for (Recovery of) uncollectible accounts	5,514	(10,000)
Provision for sales returns	662,000	299,000
Inventory write-off	105,000	149,000
Provision for accounts receivable discounts	9,581	39,706
Changes in operating assets and liabilities:
Accounts receivable	(3,066,219)	(1,454,318)
Inventory	1,862,843	(2,207,214)
Prepaid expenses and other assets, net	62,095	(196,764)
Accounts payable	(815,659)	1,403,677
Accrued income taxes	988	747
Accrued expenses and other liabilities	(273,784)	123,752
Net cash provided by (used in) operating activities	2,412,056	(237,637)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(244,688)	(319,728)
Payments for intangible assets	(26,538)	(36,797)
Net cash used in investing activities	(271,226)	(356,525)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of offering costs	-	932,480
Stock option exercises	114,999	-
Net cash provided by financing activities	114,999	932,480

NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	2,255,829	338,318
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	14,617,234	13,006,545
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$16,873,063	$13,344,863

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$277
Cash paid during the period for income taxes	$8,961	$2,050

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

Basis of Presentation and Principles of Consolidation – The accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results for the three and six months ended December 31, 2020 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2021.

The condensed consolidated financial statements as of and for the three and six months ended December 31, 2020 and 2019 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of June 30, 2020 is derived from the audited financial statements as of that date. The accompanying statements should be read in conjunction with the audited financial statements and related notes contained in Item 8 of the Company’s Annual Report on Form 10-K (the “2020 Annual Report”) for the fiscal year ended June 30, 2020 filed with the SEC on September 4, 2020.

The accompanying condensed consolidated financial statements as of and for the three and six months ended December 31, 2020 and 2019, and as of the fiscal year ended June 30, 2020, include the accounts of the Company and its wholly owned subsidiaries charlesandcolvard.com, LLC; Charles & Colvard Direct, LLC; and Charles & Colvard (HK) Ltd., the Company’s Hong Kong subsidiary, which was entered into dormancy as of September 30, 2020 following its re-activation in December 2017. Charles & Colvard Direct, LLC, had no operating activity during the six-month periods ended December 31, 2020 or 2019. Charles & Colvard (HK) Ltd. previously became dormant in the second quarter of 2009 and has had no operating activity since 2008. All intercompany accounts have been eliminated.

Significant Accounting Policies – In the opinion of the Company’s management, except as discussed below, the Company’s significant accounting policies used for the three and six months ended December 31, 2020, are consistent with those used for the fiscal year ended June 30, 2020. Accordingly, please refer to Note 2 to the Consolidated Financial Statements in the 2020 Annual Report for the Company’s significant accounting policies.

Reclassifications – Certain amounts in the Company’s condensed consolidated financial statements for the six months ended December 31, 2019 have been reclassified to conform to current presentation related to certain customer credit balances that were reclassified from accounts payable to accrued expenses and other liabilities in the amount of approximately $48,000. These reclassifications had no impact on the Company’s condensed consolidated financial position or condensed consolidated results of operations as of or for the periods ended December 31, 2020 and 2019.

Use of Estimates – The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. As future events and their effects, including the impact of the COVID-19 pandemic and the related responses, cannot be fully determined with precision, actual results of operations, cash flow, and financial position could differ significantly from estimates. The most significant estimates impacting the Company’s condensed consolidated financial statements relate to valuation and classification of inventories, accounts receivable reserves, deferred tax assets, and revenue recognition. Changes in estimates are reflected in the condensed consolidated financial statements in the period in which the change in estimate occurs.

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

The reconciliation of cash, cash equivalents, and restricted cash, as presented on the Condensed Consolidated Statements of Cash Flows, consists of the following as of the dates presented:

	December 31, 2020	June 30, 2020
Cash and cash equivalents	$16,690,105	$13,993,032
Restricted cash	182,958	624,202
Total cash, cash equivalents, and restricted cash	$16,873,063	$14,617,234

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

In March 2020, as amended in January 2021, in response to concerns about structural risks of interbank offered rates (“IBORs”), and, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”), the FASB issued new guidance to ease the burden in accounting for or recognizing the effects of referenced interest rate reform on financial reporting. The new guidance is effective as of March 12, 2020 through December 31, 2022. As described in more detail in Note 10, “Debt”, borrowings under the Company’s line of credit are based on a rate equal to the one-month LIBOR. As of December 31, 2020, the Company had not borrowed against its line of credit, and therefore, is not subject to recognizing or disclosing any effect of referenced rate reform as of its quarterly period ended December 31, 2020.

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

The Company evaluates the financial performance of its segments based on net sales; product line gross profit, or the excess of product line sales over product line cost of goods sold; and operating income. The Company’s product line cost of goods sold is defined as product cost of goods sold, excluding non-capitalized expenses from the Company’s manufacturing and production control departments, comprising personnel costs, depreciation, leases, utilities, and corporate overhead allocations; freight out; inventory write-downs; and other inventory adjustments, comprising costs of quality issues, and damaged goods.

The Company allocates certain general and administrative expenses between its Online Channels segment and its Traditional segment based on net sales and number of employees to arrive at segment operating income. Unallocated expenses remain in its Traditional segment.

Summary financial information by reportable segment for the periods presented is as follows:

	Three Months Ended December 31, 2020
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$6,588,338	$1,676,859	$8,265,197
Loose jewels	997,939	2,883,654	3,881,593
Total	$7,586,277	$4,560,513	$12,146,790

Product line cost of goods sold
Finished jewelry	$2,863,733	$1,138,413	$4,002,146
Loose jewels	388,426	1,417,177	1,805,603
Total	$3,252,159	$2,555,590	$5,807,749

Product line gross profit
Finished jewelry	$3,724,605	$538,446	$4,263,051
Loose jewels	609,513	1,466,477	2,075,990
Total	$4,334,118	$2,004,923	$6,339,041

Operating income	$1,494,448	$1,026,535	$2,520,983

Depreciation and amortization	$59,221	$79,384	$138,605

Capital expenditures	$90,852	$52,350	$143,202

	Three Months Ended December 31, 2019
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$5,144,320	$1,294,027	$6,438,347
Loose jewels	940,434	3,280,309	4,220,743
Total	$6,084,754	$4,574,336	$10,659,090

Product line cost of goods sold
Finished jewelry	$2,239,750	$724,364	$2,964,114
Loose jewels	405,869	1,675,785	2,081,654
Total	$2,645,619	$2,400,149	$5,045,768

Product line gross profit
Finished jewelry	$2,904,570	$569,663	$3,474,233
Loose jewels	534,565	1,604,524	2,139,089
Total	$3,439,135	$2,174,187	$5,613,322

Operating income	$349,762	$414,163	$763,925

Depreciation and amortization	$32,773	$76,892	$109,665

Capital expenditures	$137,200	$71,211	$208,411

	Six Months Ended December 31, 2020
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$10,211,799	$2,388,735	$12,600,534
Loose jewels	1,839,772	5,632,777	7,472,549
Total	$12,051,571	$8,021,512	$20,073,083

Product line cost of goods sold
Finished jewelry	$4,197,115	$1,559,320	$5,756,435
Loose jewels	701,115	2,848,410	3,549,525
Total	$4,898,230	$4,407,730	$9,305,960

Product line gross profit
Finished jewelry	$6,014,684	$829,415	$6,844,099
Loose jewels	1,138,657	2,784,367	3,923,024
Total	$7,153,341	$3,613,782	$10,767,123

Operating income	$2,269,113	$1,126,140	$3,395,253

Depreciation and amortization	$113,573	$157,488	$271,061

Capital expenditures	$150,129	$94,559	$244,688

	Six Months Ended December 31, 2019
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$8,121,667	$2,174,675	$10,296,342
Loose jewels	1,668,716	6,302,453	7,971,169
Total	$9,790,383	$8,477,128	$18,267,511

Product line cost of goods sold
Finished jewelry	$3,452,623	$1,214,401	$4,667,024
Loose jewels	671,063	3,210,043	3,881,106
Total	$4,123,686	$4,424,444	$8,548,130

Product line gross profit
Finished jewelry	$4,669,044	$960,274	$5,629,318
Loose jewels	997,653	3,092,410	4,090,063
Total	$5,666,697	$4,052,684	$9,719,381

Operating income	$395,427	$521,203	$916,630

Depreciation and amortization	$82,023	$152,280	$234,303

Capital expenditures	$210,925	$108,803	$319,728

The Company does not allocate any assets to the reportable segments, and, therefore, no asset information is reported to the chief operating decision maker or disclosed in the financial information for each segment.

A reconciliation of the Company’s product line cost of goods sold to cost of goods sold as reported in the condensed consolidated financial statements is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Product line cost of goods sold	$5,807,749	$5,045,768	$9,305,960	$8,548,130
Non-capitalized manufacturing and production control expenses	395,237	427,643	724,641	817,519
Freight out	316,542	141,233	491,881	272,352
Inventory write-off	25,000	126,000	105,000	149,000
Other inventory adjustments	(376,820)	(210,130)	(263,719)	(379,863)
Cost of goods sold	$6,167,708	$5,530,514	$10,363,763	$9,407,138

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

The following presents net sales by geographic area:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Net sales
United States	$11,388,680	$9,643,311	$18,888,399	$16,407,187
International	758,110	1,015,779	1,184,684	1,860,324
Total	$12,146,790	$10,659,090	$20,073,083	$18,267,511

4.	FAIR VALUE MEASUREMENTS

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

Assets that are measured at fair value on a non-recurring basis include property and equipment, leasehold improvements, and intangible assets comprising patents, license rights, and trademarks. These items are recognized at fair value when they are considered to be impaired. For the six months ended December 31, 2020 and 2019, no impairment was recorded.

5.	INVENTORIES

The Company’s total inventories, net of reserves, consisted of the following as of the dates presented:

	December 31, 2020	June 30, 2020
Finished jewelry:
Raw materials	$1,095,023	$821,536
Work-in-process	925,022	602,390
Finished goods	7,019,742	6,019,985
Finished goods on consignment	1,964,458	2,297,907
Total finished jewelry	$11,004,245	$9,741,818
Loose jewels:
Raw materials	$2,056,183	$3,526,399
Work-in-process	9,673,337	10,453,586
Finished goods	5,659,166	6,619,487
Finished goods on consignment	167,781	204,635
Total loose jewels	17,556,467	20,804,107
Total supplies inventory	105,404	88,034
Total inventory	$28,666,116	$30,633,959

As of the dates presented, the Company’s total inventories, net of reserves, are classified as follows:

	December 31, 2020	June 30, 2020
Short-term portion	$12,072,929	$7,443,257
Long-term portion	16,593,187	23,190,702
Total	$28,666,116	$30,633,959

The Company’s work-in-process inventories include raw SiC crystals on which processing costs, such as labor and sawing, have been incurred; and components, such as metal castings and finished good moissanite jewels, that have been issued to jobs in the manufacture of finished jewelry. The Company’s moissanite jewel manufacturing process involves the production of intermediary shapes, called “preforms,” that vary depending upon the expected size and shape of the finished jewel. To maximize manufacturing efficiencies, preforms may be made in advance of current finished inventory needs but remain in work-in-process inventories. As of December 31, 2020 and June 30, 2020, work-in-process inventories issued to active production jobs approximated $1.61 million and $1.34 million, respectively.

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

The Company estimates anticipated product returns in the form of a refund liability based on historical return percentages and current period sales levels. The Company also accrues a related returns asset for goods expected to be returned in salable condition, less any expected costs to recover such goods, including return shipping costs that the Company may incur. As of December 31, 2020 and June 30, 2020, the Company’s refund liabilities balances were $1.37 million and $704,000, respectively, and are included as allowances for sales returns within accounts receivable, net, in the accompanying condensed consolidated balance sheets. As of December 31, 2020 and June 30, 2020, the Company’s returns asset balances were $578,000 and $289,000, respectively, and are included within prepaid expenses and other assets in the accompanying condensed consolidated balance sheets.

7.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities, current, consist of the following as of the dates presented:

	December 31, 2020	June 30, 2020
Deferred revenue	$619,677	$794,740
Accrued compensation and related benefits	508,008	395,006
Accrued sales tax	497,609	295,651
Accrued severance	128,269	338,355
Accrued cooperative advertising	192,719	89,517
Other	1	9,063
Total accrued expenses and other liabilities	$1,946,283	$1,922,332

8.	INCOME TAXES

The Company recognized an income tax net expense of approximately $500 and an income tax net benefit of approximately $5,000, respectively, related to estimated taxes, penalties, and interest associated with uncertain tax positions for the three months ended December 31, 2020 and 2019, and an income tax net expense of approximately $1,000 and $1,000, respectively, also related to estimated taxes, penalties, and interest associated with uncertain tax positions for the six months ended December 31, 2020 and 2019.

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. As of December 31, 2020 and June 30, 2020, management determined that sufficient negative evidence continued to exist to conclude it was uncertain that the Company would have sufficient future taxable income to utilize its deferred tax assets. Therefore, the Company continued to maintain a full valuation allowance against its deferred tax assets as of December 31, 2020 and June 30, 2020.

9.	COMMITMENTS AND CONTINGENCIES

Lease Arrangements

On December 9, 2013, the Company entered into a Lease Agreement, as amended on December 23, 2013 and April 15, 2014 (the “Lease Agreement”), for its corporate headquarters, which occupies approximately 36,350 square feet of office, storage, and light manufacturing space and is classified as an operating lease for financial reporting purposes. The expiration date of the base term of the Lease Agreement in effect as of December 31, 2020 is October 31, 2021 and the terms of the Lease Agreement contain no early termination provisions. Provided there is no outstanding uncured event of default under this Lease Agreement, the Company has two options to extend the lease term for a period of five years under each option. The Company’s option to extend the term of the Lease Agreement must be exercised in writing on or before 270 days prior to expiration of the then-current term. If the options are exercised, the monthly minimum rent for each of the extended terms will be adjusted to the then prevailing fair market rate.

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

As of December 31, 2020, the Company’s balance sheet classifications of its leases are as follows:

Operating Leases:
Noncurrent operating lease ROU assets	$366,083

Current operating lease liabilities	$527,761
Noncurrent operating lease liabilities	-
Total operating lease liabilities	$527,761

The Company’s total operating lease cost was approximately $128,000 and $117,000 for the three months ended December 31, 2020 and 2019, respectively. The Company’s total operating lease cost was approximately $260,000 and $235,000 for the six months ended December 31, 2020 and 2019, respectively.
As of December 31, 2020, the Company’s estimated incremental borrowing rate used and assumed discount rate with respect to operating leases was 7.14% and the remaining operating lease term was 0.83 years.

As of December 31, 2020, the Company’s remaining future payments under operating leases for each fiscal year ending June 30 are as follows:

2021	$322,234
2022	219,723
Total lease payments	541,957
Less: imputed interest	(14,196)
Present value of lease payments	527,761
Less: current lease obligations	527,761
Total long-term lease obligations	$-

The Company makes cash payments for amounts included in the measurement of its lease liabilities. During the three months ended December 31, 2020 and 2019, cash paid for operating leases was approximately $170,000 and $164,000, respectively. During the six months ended December 31, 2020 and 2019, cash paid for operating leases was approximately $340,000 and $328,000, respectively. Except for the ROU assets recorded upon adoption of the current lease accounting standard as of July 1, 2019, the Company has no new ROU assets obtained in exchange for new operating lease liabilities.

See Note 14, “Subsequent Event”, for details in connection with the Third Amendment (the “Lease Amendment”) to the Company’s Lease Agreement that was executed on January 29, 2021. The Lease Amendment includes, among other things, an extension of the base term of the lease to October 31, 2026; changes to the monthly minimum rent, including a specified rent abatement, during the extension period of the base term of the lease; an allowance by the landlord to reimburse the Company for certain direct costs incurred by the Company for improvements to the leased real property; and under certain conditions, an option to extend the term of the Lease Agreement beyond October 31, 2026 for one additional five-year period.

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

The Company’s total purchase commitment under the Supply Agreement, as amended, until June 2025 is approximately $52.95 million, of which approximately $35.57 remains to be purchased as of December 31, 2020. Over the life of the Supply Agreement, as amended, the Company’s future minimum annual purchase commitments of SiC crystals range from approximately $4 million to $10 million each year.

During the six months ended December 31, 2020, the Company purchased approximately $1.03 million of SiC crystals from Cree pursuant to the terms of the Supply Agreement, as amended. During the six months ended December 31, 2019, the Company purchased approximately $4.98 million of SiC crystals from Cree.

COVID-19 Update

The global outbreak of the coronavirus disease 2019, or COVID-19, was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government in March 2020 and has since negatively affected the U.S. and global economies, disrupted global supply chains, resulted in significant travel and transport restrictions, including mandated closures and orders to “shelter-in-place” and quarantine restrictions, and created significant disruption of the financial markets. Certain countries and jurisdictions, including some geographic areas of the U.S.,  have begun to return to significantly more stringent social, business, and travel-related restrictions due to the dramatic increase in new and variant strains of COVID-19 cases. Even in the absence of legal restrictions, businesses and individuals may voluntarily continue to limit in-person interactions and practice social distancing, and such behaviors may continue beyond the formal end of the pandemic. The level and nature of the disruption caused by COVID-19 is unpredictable, may be cyclical and long-lasting and may vary from location to location. The Company’s management has taken measures to protect the health and safety of the Company’s employees, work with the Company’s customers and suppliers to minimize disruptions, reduce the Company’s expenses, and support its community in addressing the challenges posed by this ongoing COVID-19 pandemic. The pandemic continues to present unprecedented business challenges and the Company has experienced impacts on its business related to the COVID-19 pandemic, primarily in increased coronavirus-related costs, delays in supplier deliveries, impacts of travel restrictions, access to some customer locations, the effects to net revenue related to reduced demand and store closures, and the impacts of remote work and adjusted work schedules.

The impact of the COVID-19 pandemic on the global and domestic economy is currently not fully known. The Company’s operations have, to date, been operating under applicable governmental orders that have restricted activities in an effort to prevent further outbreak of COVID-19. As such, the Company is conducting business with certain modifications, including having non-operational personnel working remotely where applicable; limiting site access to necessary employees and critical third parties; enhancing the cleaning and disinfection of equipment and common areas, including engaging third-party specialists to disinfect personal workspaces; and issuing a quarantine policy regarding employees with COVID-19 symptoms or potential exposure, among other things. The Company’s management continues to actively monitor the situation and may take further actions that alter the Company’s business operations including any that may be required by federal, state or local authorities or that management determines are in the best interests of the Company’s employees, customers, suppliers, vendors, communities and other stakeholders.

Despite these challenges, the Company’s efforts, especially with regard to product fulfillment and supply chain management, helped to partially mitigate the disruptions caused by the COVID-19 pandemic on the Company’s operations in the second quarter of its fiscal year ending June 30, 2021, or Fiscal 2021. However, the ultimate impact of the COVID-19 pandemic on the Company’s operations and financial performance in Fiscal 2021, and future periods, including management’s ability to execute its business plan and strategic initiatives in the expected timeframe, remains uncertain and will depend on future developments, including the duration and spread of the coronavirus disease and related actions taken by the U.S. Government, state and local government officials, and international governments to prevent and manage disease spread, including the global roll-out of COVID-19 vaccines, all of which are uncertain and cannot be predicted. The long-term impacts of the COVID-19 pandemic on global consumer buying behaviors, which impacts demand for our products and services, are also difficult to predict.

The Company also intends to take advantage of COVID-19 related tax credits for required paid leave provided by the Company. These eligible tax credits are determined by qualified emergency paid sick and expanded family and medical leave wages pursuant to the Families First Coronavirus Response Act (“FFCRA”). Under FFCRA, the Company has provided employees with paid federal sick and expanded family and medical leave benefits for which it may be reimbursed by the government through payroll tax credits. Qualifying wages for tax credit purposes under FFCRA are those paid to an employee who takes leave under FFCRA for a qualifying reason, up to the applicable per diem and aggregate payment caps. Applicable tax credits also extend to the employer’s share of amounts paid or incurred to maintain a group health plan.

The Consolidated Appropriations Act, 2021 (the “Act”), which is the latest federal stimulus relief bill for the COVID-19 pandemic, was signed into law on December 27, 2020. Notably, this legislation provides that employers who received a PPP loan may also qualify for the Employee Retention Credit (the “ERC”), once certain shutdown-related gross receipts decline eligibility hurdles are met. Previously, pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), taxpayers that received a PPP loan were not eligible for the ERC and this change is retroactive to March 27, 2020. While the Company has had minimal and partial short-term shutdowns related to the COVID-19 pandemic such that it has not utilized this aid, if future shutdowns are mandated and more extensive, the Company may be eligible to claim the ERC.

Finally, as permitted by the NC COVID-19 Relief Act, the Company expects to receive a tax credit towards its contributions to the North Carolina Unemployment Insurance Fund.

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

The Promissory Note matures June 18, 2022 and may be extended with the consent of the Lender under the provisions of the CARES Act. The Promissory Note bears interest at a fixed rate of 1% per annum. Pursuant to the terms of the Promissory Note, monthly principal and interest payments in the amount of approximately $41,000 will commence on April 1, 2021. For financial reporting purposes, as of December 31, 2020, the classification of the current maturity of long-term debt assumes there will be no principal forgiveness, as allowed under certain conditions by the agreement,  and principal repayment for the full outstanding principal amount of the PPP Loan is assumed to be spread in equal monthly installments over the period from April 1, 2021 through the maturity date of the Promissory Note.

As of the dates presented, the Company’s total long-term debt is classified as follows:

	December 31, 2020	June 30, 2020
Current maturity of long-term debt	$579,000	$193,000
Long-term debt, net	386,000	772,000
Total long-term debt	$965,000	$965,000

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

As of December 31, 2020, the Company had not borrowed against the White Oak Credit Facility.

11.	SHAREHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Shelf Registration Statement

The Company has an effective shelf registration statement on Form S-3 on file with the U.S. Securities and Exchange Commission (the “SEC”) which allows it to periodically offer and sell, individually or in any combination, shares of common stock, shares of preferred stock, warrants to purchase shares of common stock or preferred stock, and units consisting of any combination of the foregoing types of securities, up to a total of $25.00 million, of which approximately $13.99 million remains available after giving effect to the Company’s June 2019 public offering, including the impact of the partial exercise of the underwriters’ over-allotment option. However, the Company may offer and sell no more than one-third of its public float (which is the aggregate market value of the Company’s outstanding common stock held by non-affiliates) in any 12-month period. The Company’s ability to issue equity securities under its effective shelf registration statement is subject to market conditions, which are in turn, subject to, among other things, the disruption and volatility caused by the COVID-19 pandemic.

Dividends

The Company has paid no cash dividends during the current fiscal year through December 31, 2020.

Stock-Based Compensation

The following table summarizes the components of the Company’s stock-based compensation included in net income for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Employee stock options	$50,176	$48,189	$141,216	$112,064
Restricted stock awards	37,762	98,536	54,077	247,041
Totals	$87,938	$146,725	$195,293	$359,105

No stock-based compensation was capitalized as a cost of inventory during the three and six months ended December 31, 2020 and 2019.

Stock Options

The following is a summary of the stock option activity for the six months ended December 31, 2020:

	Shares	Weighted Average Exercise Price
Outstanding, June 30, 2020	2,809,095	$1.19
Granted	358,033	$0.93
Exercised	(126,666)	$0.91
Expired	(56,000)	$1.90
Outstanding, December 31, 2020	2,984,462	$1.16

The total fair value of stock options that vested during the six months ended December 31, 2020 was approximately $613,000.

The following table summarizes information about stock options outstanding at December 31, 2020:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Balance as of 12/31/2020	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 12/31/2020	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 12/31/2020	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
2,984,462	6.03	$1.16	2,423,679	5.23	$1.22	2,900,315	5.94	$1.16

As of December 31, 2020, the unrecognized stock-based compensation expense related to unvested stock options was approximately $230,000, which is expected to be recognized over a weighted average period of approximately 18 months.

The aggregate intrinsic value of stock options outstanding, exercisable, and vested or expected to vest at December 31, 2020 was approximately $805,000. This amount is before applicable income taxes and represents the closing market price of the Company’s common stock at December 31, 2020 less the grant price, multiplied by the number of stock options that had a grant price that is less than the closing market price. This amount represents the amount that would have been received by the optionees had these stock options been exercised on that date. The aggregate intrinsic value of stock options exercised during the six months ended December 31, 2020, was approximately $48,000. No stock options were exercised during the six months ended December 31, 2019.

Restricted Stock

The following is a summary of the restricted stock activity for the six months ended December 31, 2020:

	Shares	Weighted Average Grant Date Fair Value
Unvested, June 30, 2020	162,500	$1.57
Granted	178,750	$0.72
Canceled	(162,500)	$1.57
Unvested, December 31, 2020	178,750	$0.72

The unvested restricted shares as of December 31, 2020 are all performance-based restricted shares that are scheduled to vest, subject to achievement of the underlying performance goals, in July 2021. As of December 31, 2020, the estimated unrecognized stock-based compensation expense related to unvested restricted shares subject to achievement of performance goals was approximately $74,000, all of which is expected to be recognized over a weighted average period of approximately seven months.

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

The following table reconciles the differences between the basic and diluted net income per share presentations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Numerator:
Net income	$2,519,077	$814,050	$3,393,343	$1,021,369

Denominator:
Weighted average common shares outstanding:
Basic	28,804,265	28,656,910	28,795,424	28,610,299
Effect of dilutive securities	458,437	589,661	184,585	589,577
Diluted	29,262,702	29,246,571	28,980,009	29,199,876

Net income per common share:
Basic	$0.09	$0.03	$0.12	$0.04
Diluted	$0.09	$0.03	$0.12	$0.03

For the three and six months ended December 31, 2020 stock options to purchase approximately 2.53 million and 2.80 million shares, respectively, and for each of the three and six months ended December 31, 2019, stock options to purchase approximately 2.13 million shares were excluded from the computation of diluted net income per common share for each period presented herein. These shares are excluded from the computations of diluted net income per common share because the exercise price of the stock options for each of the periods presented was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to net income per common share. Approximately 179,000 and 325,000 shares of unvested restricted stock are excluded from the computation of diluted net income per common share as of December 31, 2020 and 2019, respectively, because the shares are performance-based and the underlying conditions have not been met as of the periods presented.

13.	MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and restricted cash and trade accounts receivable. At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurable limits of $250,000 per depositor at each financial institution. The Company has never experienced any losses related to these balances. Non-interest-bearing amounts on deposit in excess of FDIC insurable limits at December 31, 2020 and June 30, 2020 approximated $5.71 million and $2.01 million, respectively. Interest-bearing amounts on deposit in excess of FDIC insurable limits at December 31, 2020 and June 30, 2020 approximated $10.64 million and $11.64 million, respectively.

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

At times, a portion of the Company’s accounts receivable will be due from customers that have individual balances of 10% or more of the Company’s total gross accounts receivable. The following is a summary of customers that represent 10% or more of total gross accounts receivable as of the dates presented:

	December 31, 2020		June 30, 2020
Customer A	26%		26%
Customer B	17%		* %
Customer C	**	%	14%
Customer D	**	%	13%

* Customer B did not have individual balances that represented 10% or more of total gross accounts receivable as of June 30, 2020.
** Customer C and Customer D did not have individual balances that represented 10% or more of total gross accounts receivable as of December 31, 2020.

A significant portion of sales is derived from certain customer relationships. The following is a summary of customers that represent 10% or more of total net sales for the periods presented:

	Three Months Ended December 31,			Six Months Ended December 31,
	2020		2019	2020	2019
Customer A	14%		13%	12%	13%
Customer C	*	%	13%	10%	13%

* Customer C did not have net sales that represented 10% or more of total net sales for the three months ended December 31, 2020.

14.	SUBSEQUENT EVENT

Effective January 29, 2021, the Company entered into a third amendment (the “Lease Amendment”) to the Company’s Lease Agreement. The Lease Amendment, among other things, (i) extends the base term of the Lease Agreement from November 1, 2021 through October 31, 2026 (the “Extension Period”); (ii) sets forth the minimum monthly rents, including a specified rent abatement, during the Extension Period; (iii) provides for an allowance by the landlord to reimburse the Company for certain direct costs incurred for improvements to the leased real property; and (iv) provided there is no outstanding uncured event of default under the Lease Agreement, gives the Company the option to extend the term of the Lease Agreement beyond October 31, 2026 for one additional five-year period, in each case in accordance with the terms and subject to the conditions set forth therein. During the Extension Period, the Company’s minimum monthly rent payments range from approximately $71,000 to $79,000 each month.

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

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future. You should be aware that although the forward-looking statements included herein represent management’s current judgment and expectations, our actual results may differ materially from those projected, stated, or implied in these forward-looking statements as a result of many factors including, but not limited to, the following:

1.	Our business, financial condition and results of operations could continue to be adversely affected by an ongoing COVID-19 pandemic and related global economic conditions;
2.	Our future financial performance depends upon increased consumer acceptance, growth of sales of our products, and operational execution of our strategic initiatives;
3.	The execution of our business plans could significantly impact our liquidity;
4.	Our business and our results of operations could be materially adversely affected as a result of general and economic conditions;
5.	The financial difficulties or insolvency of one or more of our major customers or their lack of willingness and ability to market our products could adversely affect results;
6.	We face intense competition in the worldwide gemstone and jewelry industry;
7.	We are subject to certain risks due to our international operations, distribution channels and vendors;
8.	Our business and our results of operations could be materially adversely affected as a result of our inability to fulfill orders on a timely basis;
9.	We are currently dependent on a limited number of distributor and retail partners in our Traditional segment for the sale of our products;
10.	We rely on assumptions, estimates, and data to calculate certain of our key metrics and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business;
11.	We may experience quality control challenges from time to time that can result in lost revenue and harm to our brands and reputation;
12.	Seasonality of our business may adversely affect our net sales and operating income;
13.	Our operations could be disrupted by natural disasters;
14.
Our loan, pursuant to the Paycheck Protection Program, or the PPP Loan, under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, as administered by the U.S. Small Business Administration, or the SBA, may not be forgiven or may subject us to challenges and investigations regarding qualification for the loan;

15.	We may not be able to adequately protect our intellectual property, which could harm the value of our products and brands and adversely affect our business;
16.	Negative or inaccurate information on social media could adversely impact our brand and reputation;
17.	Sales of moissanite and lab grown diamond jewelry could be dependent upon the pricing of precious metals, which is beyond our control;
18.	Our current customers may potentially perceive us as a competitor in the finished jewelry business;
19.	Our failure to maintain compliance with The Nasdaq Stock Market’s continued listing requirements could result in the delisting of our common stock;
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

COVID-19 Update

The global outbreak of the coronavirus disease 2019, or COVID-19, was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government in March 2020 and has negatively affected the U.S. and global economies, disrupted global supply chains, resulted in significant travel and transport restrictions, including mandated closures and orders to “shelter-in-place” and quarantine restrictions, and created significant disruption of the financial markets. Certain countries and jurisdictions, including some geographic areas of the U.S.,  have begun to return to significantly more stringent social, business, and travel-related restrictions due to the dramatic increase in new and variant strains of COVID-19 cases. Even in the absence of legal restrictions, businesses and individuals may voluntarily continue to limit in-person interactions and practice social distancing, and such behaviors may continue beyond the formal end of the pandemic. The level and nature of the disruption caused by COVID-19 is unpredictable, may be cyclical and long-lasting and may vary from location to location. We have taken measures to protect the health and safety of our employees, work with our customers and suppliers to minimize disruptions, reduce our expenses, and support our community in addressing the challenges posed by this ongoing COVID-19 pandemic. The pandemic continues to present unprecedented business challenges, and we have experienced impacts on our business related to the COVID-19 pandemic, primarily in increased coronavirus-related costs, delays in supplier deliveries, impacts of travel restrictions, access to some customer locations, the effects to net revenue related to reduced demand and store closures, and the impacts of remote work and adjusted work schedules.

The impact of the COVID-19 pandemic on the global and domestic economy is currently not fully known. Our operations have, to date, been operating under applicable governmental orders that have restricted activities in an effort to prevent further outbreak of COVID-19. As such, we are conducting business with certain modifications, including having non-operational personnel working remotely where applicable; limiting site access to necessary employees and critical third parties; enhancing the cleaning and disinfection of equipment and common areas, including engaging third-party specialists to disinfect personal workspaces; and issuing a quarantine policy regarding employees with COVID-19 symptoms or potential exposure, among other things. We continue to actively monitor the situation and may take further actions that alter our business operations including any that may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers, vendors, communities and other stakeholders.

Despite these challenges, our efforts, especially with regard to product fulfillment and supply chain management, helped to partially mitigate the disruptions caused by the COVID-19 pandemic on our operations in the second quarter of our fiscal year ending June 30, 2021, or Fiscal 2021. In addition, strong net sales performance in our Online Channels segment during the calendar year-end 2020 holiday season and an overall reduction in costs and operating expenses resulting from cost-savings initiatives implemented by us have helped to offset the adverse impacts of the COVID-19 pandemic on our financial results in our second fiscal quarter. However, the ultimate impact of the COVID-19 pandemic on our operations and financial performance in Fiscal 2021 and future periods, including our ability to execute our business plan and strategic initiatives in the expected timeframe, remains uncertain and will depend on future developments, including the duration and recent increased spread of the coronavirus disease and related actions taken by the U.S. Government, state and local government officials, and international governments to prevent and manage disease spread, including the global roll-out of COVID-19 vaccines, all of which are uncertain and cannot be predicted. The long-term impacts of the COVID-19 pandemic on global consumer buying behaviors, which impacts demand for our products and services, are also difficult to predict.

For additional risks to the Company related to the COVID-19 pandemic, see “Part II, Item 1A. Risk Factors”, contained in our 2020 Annual Report.

Fiscal 2021 Financial Trends

Currently, our financial outlook for Fiscal 2021 is subject to various risks and uncertainties and is based on assumptions that we believe in good faith are reasonable, but which may be materially different from actual results. The full extent of the impact of the COVID-19 pandemic on our operational and financial performance remains uncertain and continues to depend on many factors outside of our control, including, without limitation: the timing, extent, trajectory and duration of the pandemic particularly in light of the recent dramatic increases in new and variant strains of COVID-19 cases in the U.S. to the extent such outbreak would impact the local geographic region in which our business principally operates; the development and availability of effective treatments and the long-term effects of the recently implemented global vaccine rollout; the imposition of protective public safety measures; and the impact of the pandemic on the global economy and demand for consumer products. We expect the COVID-19 pandemic will continue to have an adverse impact on our business, results of operations, financial condition, and liquidity during Fiscal 2021. Due to the potentially significant impact on our operations of the COVID-19 pandemic, including governmental responses to prevent further outbreak of COVID-19, current period results are not necessarily indicative of expected performance for other interim periods or our full Fiscal 2021. We expect the COVID-19 pandemic will continue to have an adverse impact on our business, results of operations, financial condition, and liquidity during Fiscal 2021.

As we manage through these challenging times, our strategic focus for Fiscal 2021 remains centered on the expansion of Charles & Colvard’s brand on a global scale and to continue increasing the size of our business through top-line disciplined growth by leveraging existing resources. We believe that lab-created gemstones, including our premier moissanite products, Forever One™ and Moissanite by Charles & Colvard® and our lab grown diamond product line, Caydia™, are now being embraced by worldwide markets. We also believe that our ability to elevate our own lab-created gemstones - including both moissanite jewels and lab grown diamonds - and the Charles & Colvard brand directly with consumers is key to our future success and ability to continue fueling our growth. We intend to elevate the Charles & Colvard name by making it synonymous with quality, value, and price. Notwithstanding the global challenges we face in Fiscal 2021, we plan to execute on our key strategies with an ongoing commitment to spending judiciously and generating sustainable earnings improvement.

We discuss our key strategies for Fiscal 2021 in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in our 2020 Annual Report.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which we prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities. “Critical accounting policies and estimates” are defined as those most important to the financial statement presentation and that require the most difficult, subjective, or complex judgments. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Under different assumptions and/or conditions, including the impact of the COVID-19 pandemic and the related responses, those actual results of operations may materially differ. We have disclosed our critical accounting policies and estimates in our 2020 Annual Report, and that disclosure should be read in conjunction with this Quarterly Report on Form 10-Q. Except as set forth below, there have been no significant changes in our critical accounting policies and estimates during the first six months of Fiscal 2021.

For a discussion regarding our adoption of the new accounting standard related to the measurement and disclosure of credit losses on financial instruments, see Note 2 to our condensed consolidated financial statements in Item 1, “Financial Statements”, of this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth certain consolidated statements of operations data for the three and six months ended December 31, 2020 and 2019:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Net sales	$12,146,790	$10,659,090	$20,073,083	$18,267,511
Costs and expenses:
Cost of goods sold	6,167,708	5,530,514	10,363,763	9,407,138
Sales and marketing	2,480,571	3,160,965	4,128,503	5,390,556
General and administrative	977,528	1,203,686	2,185,564	2,553,187
Total costs and expenses	9,625,807	9,895,165	16,677,830	17,350,881
Income from operations	2,520,983	763,925	3,395,253	916,630
Other income (expense):
Interest income	1,126	45,379	4,586	106,758
Interest expense	(2,466)	(277)	(4,905)	(419)
Loss on foreign currency exchange	(72)	(314)	(603)	(853)
Total other (expense) income, net	(1,412)	44,788	(922)	105,486
Income before income taxes	2,519,571	808,713	3,394,331	1,022,116
Income tax (expense) benefit	(494)	5,337	(988)	(747)
Net income	$2,519,077	$814,050	$3,393,343	$1,021,369

Consolidated Net Sales

Consolidated net sales for the three and six months ended December 31, 2020 and 2019 comprise the following:

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2020	2019	Dollars	Percent	2020	2019	Dollars	Percent
Finished jewelry	$8,265,197	$6,438,347	$1,826,850	28%	$12,600,534	$10,296,342	$2,304,192	22%
Loose jewels	3,881,593	4,220,743	(339,150)	-8%	7,472,549	7,971,169	(498,620)	-6%
Total consolidated net sales	$12,146,790	$10,659,090	$1,487,700	14%	$20,073,083	$18,267,511	$1,805,572	10%

Consolidated net sales were $12.15 million for the three months ended December 31, 2020 compared to $10.66 million for the three months ended December 31, 2019, an increase of approximately $1.49 million, or 14%.  Consolidated net sales were $20.07 million for the six months ended December 31, 2020 compared to $18.27 million for the six months ended December 31, 2019, an increase of approximately $1.81 million, or 10%. The increase in consolidated net sales for the three and six months ended December 31, 2020 was due primarily to strong calendar year-end holiday sales and increased consumer awareness and strong demand for our moissanite jewels, lab grown diamonds, and finished jewelry featuring both moissanite and lab grown diamonds. These increases resulted in higher finished jewelry product net sales during the three and six months ended December 31, 2020 in our Online Channels segment and Traditional segment. The increases in our Online Channels segment net sales in the three and six months ended December 31, 2020 were partially offset by lower net sales in our Traditional segment driven by lower loose jewels sales and decreased international sales during the three and six months ended December 31, 2020.

Sales of finished jewelry represented 68% and 63% of total consolidated net sales for the three and six months ended December 31, 2020, respectively, compared to 60% and 56%, respectively, of total consolidated net sales for the corresponding periods of the prior year. For the three months ended December 31, 2020, finished jewelry sales were $8.27 million compared to $6.44 million for the corresponding period of the prior year, an increase of approximately $1.83 million, or 28%.  For the six months ended December 31, 2020, finished jewelry sales were $12.60 million compared to $10.30 million for the corresponding period of the prior fiscal year, an increase of approximately $2.30 million, or 22%. The increase in finished jewelry sales for the three- and six-month periods ended December 31, 2020 was due primarily to higher finished jewelry sales of Forever One™ and Moissanite by Charles & Colvard® in our Online Channels segment as well as in our Traditional segment.

Sales of loose jewels represented 32% and 37% of total consolidated net sales for the three and six months ended December 31, 2020, respectively, compared to 40% and 44%, respectively, of total consolidated net sales for the corresponding periods of the prior fiscal year. For the three months ended December 31, 2020, loose jewel sales were $3.88 million compared to $4.22 million for the corresponding period of the prior year, a decrease of $339,000, or 8%. For the six months ended December 31, 2020, loose jewel sales were $7.47 million compared to $7.97 million for the corresponding period of the prior fiscal year, a decrease of $500,000, or 6%. The decrease in loose jewels sales for the three- and six-month periods ended December 31, 2020 was primarily due to lower levels of sales principally through the international distributor network in our Traditional segment.

U.S. net sales accounted for approximately 94% of total consolidated net sales for each of the three- and six-month periods ended December 31, 2020, compared to 90% of total consolidated net sales for each of the corresponding periods of the prior year. U.S. net sales increased to $11.39 million, or 18%, during the three months ended December 31, 2020 from the corresponding period of the prior fiscal year. U.S. net sales increased to $18.89 million, or 15%, during the six months ended December 31, 2020 from the corresponding period of the prior year. U.S. net sales increased during the three and six months ended December 31, 2020 primarily as a result of increased sales to U.S. customers in both our Online Channels segment and Traditional segment.

Our largest U.S. customer during the three and six months ended December 31, 2020 accounted for 14% and 12% of total consolidated net sales during each respective period. This same customer was also one of our two largest U.S. customers during the three and six months ended December 31, 2019 when this customer accounted for 13% of total consolidated net sales during each of the respective three- and six-month periods. Our second largest U.S. customer during the six months ended December 31, 2020 accounted for 10% of total consolidated net sales during the period then ended. This same customer was also one of our two largest U.S. customers during the three and six months ended December 31, 2019, when this customer accounted for 13% of total consolidated net sales during each of the respective three- and six-month periods. We expect that we will remain dependent on our ability, and that of our largest customers, to maintain and enhance retail programs. A change in or loss of any of these customer or retailer relationships could have a material adverse effect on our results of operations.

International net sales accounted for approximately 6% of total consolidated net sales for each of the three- and six-month periods ended December 31, 2020, respectively, compared to 10% of total consolidated net sales for each of the corresponding periods of the prior year. International net sales decreased 25% and 36% during the three and six months ended December 31, 2020, respectively, from the corresponding periods of the prior fiscal year principally as a result of lower demand in our international distributor market, which was partially offset by growth in our direct-to-consumer presence internationally reflecting solid direct-to-consumer sales from our Online Channels segment in international markets. In light of the effects of ongoing global economic conditions, we continue to evaluate these and other potential distributors in international markets to determine the best long-term partners. As a result, and in light of the ongoing worldwide pandemic and international trade challenges, we expect our sales in these markets to continue to fluctuate significantly each reporting period.

We did not have an international customer account for 10% or more of total consolidated sales during the three and six months ended December 31, 2020 or 2019. A portion of our international consolidated sales represents jewels sold internationally that may be re-imported to U.S. retailers.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the three and six months ended December 31, 2020 and 2019 are as follows:

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2020	2019	Dollars	Percent	2020	2019	Dollars	Percent
Product line cost of goods sold:
Finished jewelry	$4,002,146	$2,964,114	$1,038,032	35%	$5,756,435	$4,667,024	$1,089,411	23%
Loose jewels	1,805,603	2,081,654	(276,051)	-13%	3,549,525	3,881,106	(331,581)	-9%
Total product line cost of goods sold	5,807,749	5,045,768	761,981	15%	9,305,960	8,548,130	757,830	9%
Non-product line cost of goods sold	359,959	484,746	(124,787)	-26%	1,057,803	859,008	198,795	23%
Total cost of goods sold	$6,167,708	$5,530,514	$637,194	12%	$10,363,763	$9,407,138	$956,625	10%

Total cost of goods sold was $6.17 million for the three months ended December 31, 2020 compared to $5.53 million for the three months ended December 31, 2019, a net increase of approximately $637,000, or 12%. Total cost of goods sold was $10.36 million for the six months ended December 31, 2020 compared to $9.41 million for the six months ended December 31, 2019, an increase of approximately $957,000, or 10%. Product line cost of goods sold is defined as product cost of goods sold in each of our Online Channels segment and Traditional segment excluding non-capitalized expenses from our manufacturing and production control departments, comprising personnel costs, depreciation, rent, utilities, and corporate overhead allocations; freight out; inventory write-offs; and other inventory adjustments, comprising costs of quality issues, and damaged goods.

The increase in cost of goods sold for the three months ended December 31, 2020 compared to the same period in 2019 was primarily driven by increased sales of finished jewelry, which reflect higher material and labor costs, in both our Online Channels segment and Traditional segment as a result of strong demand during the calendar year-end 2020 holiday season. Our finished jewelry products cost more to produce due to higher material and labor costs when compared to the production of loose jewels.

The net decrease in non-product line cost of goods sold for the three months ended December 31, 2020, comprises a favorable $167,000 change in other inventory adjustments principally relating to positive changes in production standard cost variances compared to the three months ended December 31, 2019. The net decrease in non-product line cost of goods sold was also related to an approximate $101,000 change in inventory valuation adjustments primarily related to favorable changes in obsolescence reserves in the current period compared to those in the comparable prior year period as well as an approximate $32,000 decrease in non-capitalized manufacturing and production control expenses principally due to the timing when work-in-process is received into inventory and overhead costs are allocated. These decreases in non-product line cost of goods sold were offset in part by an approximate $175,000 increase in freight out from increased shipments resulting from Online Channels segment sales growth during the quarter ended December 31, 2020.

The increase in cost of goods sold for the six months ended December 31, 2020 compared to the same period in 2019 was also primarily driven by the increased finished jewelry sales in both our Online Channels segment and Traditional segment as a result of strong sales during the calendar year-end 2020 holiday season.

The net increase in non-product line cost of goods sold for the six months ended December 31, 2020, comprises an unfavorable $116,000 change in other inventory adjustments principally related to adverse changes in production standard cost variances compared to the six months ended December 31, 2019. The net increase in non-product line cost of goods sold was also related to an approximate $220,000 increase in freight out from increased shipments resulting from Online Channels segment sales growth during the six months ended December 31, 2020. These increases in non-product line cost of goods sold were offset in part by an approximate $93,000 decrease in non-capitalized manufacturing and production control expenses principally due to the timing when work-in-process is received into inventory and overhead costs are allocated as wells as an approximate $44,000 change in inventory valuation allowances primarily related to favorable changes in obsolescence reserves in the six months ended December 31, 2020, compared to those in the comparable prior year period.

For additional disclosure relating to non-product line cost of goods sold, see Note 3 to our condensed consolidated financial statements in Item 1, “Financial Statements”, of this Quarterly Report on Form 10-Q.

Sales and Marketing

Sales and marketing expenses for the three and six months ended December 31, 2020 and 2019 are as follows:

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2020	2019	Dollars	Percent	2020	2019	Dollars	Percent
Sales and marketing	$2,480,571	$3,160,965	$(680,394)	-22%	$4,128,503	$5,390,556	$(1,262,053)	-23%

Sales and marketing expenses were $2.48 million for the three months ended December 31, 2020 compared to $3.16 million for the three months ended December 31, 2019, a decrease of approximately $680,000, or 22%. Sales and marketing expenses were $4.13 million for the six months ended December 31, 2020 compared to $5.39 million for the six months ended December 31, 2019, a decrease of approximately $1.26 million, or 23%.

The decrease in sales and marketing expenses for the three months ended December 31, 2020 compared to the same period in 2019 was primarily due to a $418,000 decrease in compensation-related expenses; a $321,000 decrease in advertising and digital marketing expenses; a $14,000 decrease in travel expenses as a result of COVID-19 cost-control measures; and a $6,000 decrease in software-related costs compared with those incurred in the prior year associated with upgraded operating system maintenance agreements. These decreases were partially offset by a $51,000 increase in general office-related expenses primarily due to increased credit card transaction fees associated with a higher level of online sales; a $26,000 increase in depreciation and amortization principally associated with the capitalization of costs relating to information technology-related upgrades; and a $2,000 increase in professional services principally comprising non-recurring consulting information technology services.

Compensation expenses for the three months ended December 31, 2020 compared to the same period in 2019 decreased primarily due to a $337,000 decrease in salaries, commissions, and related employee benefits in the aggregate; a $67,000 decrease in bonus expense; and a $14,000 decrease in employee stock-based compensation expense. All three of these compensation-related expense decreases reflect our June 2020 management reorganization and workforce reduction.

The decrease in advertising and digital marketing expenses for the three months ended December 31, 2020 compared to the same period in 2019 comprises a $148,000 decrease in Internet marketing; a $98,000 decrease in outside agency fees; a $55,000 decrease in cooperative advertising; and a $20,000 decrease in promotion-related expenses.

The decrease in sales and marketing expenses for the six months ended December 31, 2020 compared to the same period in 2019 was primarily due to an $819,000 decrease in compensation-related expenses; a $457,000 decrease in advertising and digital marketing expenses; a $56,000 decrease in professional services fees principally comprising non-recurring consulting services for cybersecurity and merchandising imaging in the prior year period; and a $21,000 decrease in travel expenses as a result of COVID-19 cost-control measures. These decreases were partially offset by a $49,000 increase in general office-related expenses, which are principally related to higher credit card transaction fees from increased online sales levels; a $30,000 increase in depreciation and amortization expense relating to capitalized costs associated with information technology-related upgrades; and a $12,000 increase in software-related costs principally in connection with maintenance agreements as well as other software-related agreements.

Compensation expenses for the six months ended December 31, 2020 compared to the same period in 2019 decreased primarily as a result of a $655,000 decrease in salaries, commissions, and related employee benefits in the aggregate; a $114,000 decrease in bonus expense; and a $52,000 decrease in employee stock-based compensation expense. All three of these compensation-related expense decreases reflect our June 2020 management reorganization and workforce reduction. These decreases were partially offset by a $2,000 increase in employee-related severance costs.

The decrease in advertising and digital marketing expenses for the six months ended December 31, 2020 compared to the same period in 2019 comprises a $190,000 decrease in Internet marketing; a $174,000 decrease in cooperative advertising; an $88,000 decrease in outside agency fees; and an $8,000 decrease in print media expenses. These decreases were partially offset by a $3,000 increase in promotion-related expenses.

General and Administrative

General and administrative expenses for the three and six months ended December 31, 2020 and 2019 are as follows:

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2020	2019	Dollars	Percent	2020	2019	Dollars	Percent
General and administrative	$977,528	$1,203,686	$(226,158)	-19%	$2,185,564	$2,553,187	$(367,623)	-14%

General and administrative expenses were $978,000 for the three months ended December 31, 2020 compared to $1.20 million for the three months ended December 31, 2019, a decrease of approximately $226,000, or 19%. General and administrative expenses were $2.19 million for the six months ended December 31, 2020 compared to $2.55 million for the six months ended December 31, 2019, a decrease of approximately $368,000, or 14%.

The decrease in general and administrative expenses for the three months ended December 31, 2020 compared to the same period in 2019 was primarily due to a $118,000 decrease in professional services; an $83,000 decrease in compensation expenses; and a $45,000 decrease in bad debt expense associated with our allowance for doubtful accounts reserve policy. These decreases were partially offset by a $7,000 increase in insurance expenses, principally related to higher renewal premiums; a $3,000 increase in depreciation and amortization expense; a $2,000 increase in equipment-related rental expense; a $2,000 increase in business taxes and licenses; and a $6,000 net increase in miscellaneous other general and administrative expenses.

Professional services fees decreased for the three months ended December 31, 2020 compared to the same period in 2019 primarily due to a $73,000 decrease in legal fees resulting from non-recurring non-capitalized fees incurred in connection with our underwritten public offering and corporate governance matters in the prior year; a $30,000 decrease in investor relations fees; a $12,000 decrease in accounting services also principally related to non-recurring fees associated with our underwritten public offering in the prior year; and a $3,000 decrease in consulting and other professional services.

Compensation expenses decreased for the three months ended December 31, 2020 compared to the same period in 2019 principally due to a $39,000 decrease in salaries and related employee benefits in the aggregate; a $22,000 decrease in bonus expense; and a $22,000 decrease in employee stock-based compensation expense. All three of these compensation-related expense decreases reflect our June 2020 management reorganization and workforce reduction.

The decrease in general and administrative expenses for the six months ended December 31, 2020 compared to the same period in 2019 was primarily due to a $247,000 decrease in professional services; a $197,000 decrease in compensation expenses; and a $9,000 decrease in Board retainer fees as a result of the resignation of a former Director in September 2019. These decreases were partially offset by a $24,000 increase in insurance expenses principally related to higher renewal premiums; a $16,000 increase in bad debt expense associated with our allowance for doubtful accounts reserve policy; a $14,000 increase in software-related costs principally in connection with maintenance agreements as well as other software-related agreements; an $8,000 increase in travel-related expenses; a $7,000 increase in bank charges as a result of transaction fees associated with increased online transactions; a $6,000 increase in business taxes and licenses; a $4,000 increase in equipment-related rental expense; a $4,000 increase in depreciation and amortization expense; and a $2,000 net increase in miscellaneous other general and administrative expenses.

Professional services fees decreased for the six months ended December 31, 2020 compared to the same period in 2019 primarily due to a $159,000 decrease in legal fees resulting from non-recurring non-capitalized fees incurred in connection with our underwritten public offering and corporate governance matters in the prior year; a $45,000 decrease in accounting services also principally related to non-recurring fees associated with our underwritten public offering in the prior year; a $33,000 decrease in investor relations fees; and a $10,000 decrease in consulting and other professional services.

Compensation expenses decreased for the six months ended December 31, 2020 compared to the same period in 2019 principally due to a $93,000 decrease in salaries and related employee benefits in the aggregate; a $55,000 decrease in employee stock-based compensation expense; and a $49,000 decrease in bonus expense. All three of these compensation-related expense decreases reflect our June 2020 management reorganization and workforce reduction.

Interest Income

Interest income for the three and six months ended December 31, 2020 and 2019 is as follows:

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2020	2019	Dollars	Percent	2020	2019	Dollars	Percent
Interest income	$1,126	$45,379	$(44,253)	-98%	$4,586	$106,758	$(102,172)	-96%

In June 2019, we completed an underwritten public offering of 6,250,000 shares of our common stock, which together with the partial exercise of the underwriters’ overallotment option for an additional 630,500 shares in July 2019, resulted in net proceeds of approximately $9.99 million. The net proceeds from this offering, along with excess operating cash, are deposited into and maintained in an interest-bearing account with a federally insured commercial bank. Accordingly, during the three and six months ended December 31, 2020 and 2019, we earned interest from cash on deposit in this interest-bearing account. The decrease in earned interest reflects adverse changes in interest rate fluctuations during the first half of Fiscal 2021 compared with the first half of Fiscal 2020.

Interest Expense

Interest expense for the three and six months ended December 31, 2020 and 2019 is as follows:

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2020	2019	Dollars	Percent	2020	2019	Dollars	Percent
Interest expense	$2,466	$277	$2,189	790%	$4,905	$419	$4,486	1,071%

On June 18, 2020, we received the proceeds from our Paycheck Protection Program Loan, or the PPP Loan, pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, as administered by the U.S. Small Business Administration, or SBA. The PPP Loan in the principal amount of $965,000 was disbursed by Newtek Small Business Finance, LLC, or the Lender, pursuant to a promissory note, or the Promissory Note, dated June 15, 2020. We accounted for the Promissory Note as debt within the accompanying consolidated financial statements. Accordingly, during the three and six months ended December 31, 2020, we incurred interest on the Promissory Note. We had no debt during the comparable periods in the prior fiscal year.

Loss on Foreign Currency Exchange

Losses on foreign currency exchange related to foreign sales transacted in functional currencies other than the U.S. dollar for the three and six months ended December 31, 2020 and 2019 are as follows:

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2020	2019	Dollars	Percent	2020	2019	Dollars	Percent
Loss on foreign currency exchange	$72	$314	$(242)	-77%	$603	$853	$(250)	-29%

During the three and six months ended December 31, 2020 and 2019, we had international sales transactions denominated in currencies other than the U.S dollar that resulted in foreign currency exchange net losses. The decrease in these losses reflects the lower level of international sales during the three and six months ended December 31, 2020 compared with the same periods in the prior year.

Provision for Income Taxes

We recognized income tax net expense of $500 and income tax net benefit of approximately $5,000 for the three-month periods ended December 31, 2020 and 2019, respectively. We recognized income tax net expense of approximately $1,000 and $1,000 for the six-month periods ended December 31, 2020 and 2019, respectively. Income tax provisions in these periods primarily relate to estimated taxes, penalties, and interest associated with uncertain tax positions.

As of each reporting date, management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. Beginning in 2014, management determined that negative evidence outweighed positive evidence and established a full valuation allowance against our deferred tax assets. We maintained a full valuation allowance against our deferred taxes as of December 31, 2020 and June 30, 2020.

Liquidity and Capital Resources

The impact of the COVID-19 pandemic on the global and domestic economy is currently not fully known. With the dramatic increase in new and variant strains of COVID-19 infection levels around the world, many geographical regions, including some parts of the U.S., are reimposing tighter social and business restrictions in an effort to prevent further outbreak of COVID-19. Accordingly, the world continues to adapt to the ongoing COVID-19 pandemic and its adverse effects on global economics and business operations. The impact of the COVID-19 pandemic continues to place unprecedented pressures on global and U.S. businesses including our own. The ongoing spread of the coronavirus disease continues to lead to business disruption and volatility in the global capital markets, which, depending on future developments, including the success of the global vaccine efforts to control the spread of the underlying virus, could further adversely impact our capital resources and liquidity in the future. We remain increasingly focused on the COVID-19 pandemic and are continually evaluating its potential effect on our business and liquidity and capital resources.

Capital Structure and Long-Term Debt

As disclosed above, on June 18, 2020, we received the proceeds from our PPP Loan, pursuant to the CARES Act, as administered by the SBA. The PPP Loan in the principal amount of $965,000 was disbursed by the Lender pursuant to the Promissory Note, dated June 15, 2020.

Under the CARES Act and the Promissory Note, loan forgiveness is available, subject to certain conditions, for the sum of documented payroll costs, covered rent payments, and covered utilities during the 24-week period beginning on the date of first disbursement of the PPP Loan. For purposes of the CARES Act, payroll costs exclude cash compensation of an individual employee in excess of $100,000, prorated annually. Not more than 40% of the forgiven amount can be attributable to non-payroll costs. Although we currently believe that our use of the PPP Loan will meet the conditions for forgiveness for a portion of the PPP Loan, we cannot assure our future adherence to the forgiveness criteria and that the PPP Loan will be forgiven, in whole or in part.

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

The Consolidated Appropriations Act, 2021, or the Act, which is the latest federal stimulus relief bill for the COVID-19 pandemic, was signed into law on December 27, 2020. Notably, this legislation provides that employers who received a PPP loan may also qualify for the Employee Retention Credit, or ERC, once certain shutdown-related gross receipts decline eligibility hurdles are met. Previously, pursuant to the CARES Act, taxpayers that received a PPP loan were not eligible for the ERC and this change is retroactive to March 27, 2020. While we have had minimal short-term shutdowns related to the COVID-19 pandemic such that we have not utilized this aid, if future shutdowns are mandated and more extensive, we may be eligible to claim the ERC.

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

Financing Activities

In June 2019, we completed an underwritten public offering of 6,250,000 newly issued shares of common stock, at a price to the public of $1.60 per share, pursuant to our effective shelf registration statement on Form S-3. Net proceeds from the offering were approximately $9.06 million, net of the underwriting discount and fees and expenses. Pursuant to the terms of the underwriting agreement entered into in connection with this offering, the underwriters were granted a 30-day option to buy up to an additional 937,500 shares of our common stock to cover over-allotments. Pursuant to the partial exercise of the underwriters’ over-allotment option, in July 2019, we issued an additional 630,500 shares of our common stock at a price of $1.60 per share for net proceeds of approximately $932,000, net of the underwriting discount and fees and expenses of approximately $77,000. After giving effect to the partial exercise of the over-allotment option, we sold an aggregate of 6,880,500 shares of our common stock at a price of $1.60 per share with total gross proceeds of approximately $11.01 million, before deducting the underwriting discount and fees and expenses of approximately $1.02 million. Early during Fiscal 2020, we began using the aggregate net proceeds of approximately $9.99 million from the offering for marketing and for general corporate and working capital purposes. However, in response to the COVID-19 pandemic and its impact on consumer confidence and spending, management drastically reduced related advertising and digital marketing expenditures in mid-March 2020. We will continue to monitor and adjust our advertising and digital marketing and professional services expenditure levels to correspond to the e-commerce market disruption and volatility being caused by the ongoing COVID-19 pandemic. However, we plan to maintain these reduced advertising and digital marketing expenditure levels for the foreseeable future.

As discussed above, on June 18, 2020 we received a PPP Loan in the principal amount of $965,000 from the Lender pursuant to a Promissory Note dated June 15, 2020. The Promissory Note matures June 18, 2022 and may be extended with the consent of the Lender under the provisions of the CARES Act. The Promissory Note bears interest at a fixed rate of 1% per annum. Pursuant to the terms of the Promissory Note, monthly principal and interest payments in the amount of approximately $41,000 will commence on April 1, 2021. For financial reporting purposes as of December 31, 2020, the classification of the current maturity of this long-term debt assumes there will be no principal forgiveness and principal repayment for the full outstanding principal amount of the PPP Loan will be spread in equal monthly installments over the period from April 1, 2021 through the maturity date of the Promissory Note.

We did not provide any collateral or guarantees for the PPP Loan, nor did we pay any facility charge to obtain the PPP Loan. The Promissory Note provides for customary events of default, including, among others, those relating to failure to make payment and breaches of representations. We may prepay the principal of the PPP Loan at any time without incurring any prepayment charges.

Operating Activities and Cash Flows

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of December 31, 2020, our principal sources of liquidity were cash, cash equivalents and restricted cash totaling $16.87 million, trade accounts receivable of $3.06 million, and net current inventory of $12.07 million, as compared to cash and cash equivalents totaling $14.62 million, trade accounts receivable of $671,000, and net current inventory of $7.44 million as of June 30, 2020. As described more fully herein, we also have long-term debt in the amount of $965,000, of which $579,000 is classified as its current maturity as of December 31, 2020, and access to a $5.00 million asset-based revolving credit facility with White Oak, or the White Oak Credit Facility.

During the six months ended December 31, 2020, our working capital increased by approximately $9.94 million to $27.36 million from $17.42 million at June 30, 2020. As described more fully below, the increase in working capital at December 31, 2020 is primarily attributable to an increase in our allocation of inventory from long-term to short-term, an increase in our accounts receivable, an increase in our cash, cash equivalents, and restricted cash resulting from cash provided by our operations, a decrease in our accounts payable, an increase in our prepaid expenses and other assets, and a decrease in our short-term operating lease liabilities. These factors were offset partially by an increase in the current maturity of our long-term debt and an increase in our accrued expenses and other liabilities.

During the six months ended December 31, 2020, approximately $2.41 million of cash was provided by our operations. The primary drivers of our cash flows from operations were the favorable effect of net income in the amount of $3.39 million; a decrease in inventory of $1.86 million; a decrease in prepaid expenses and other assets of $62,000; and an increase in accrued income taxes in the amount of $1,000. In addition, the net effect of non-cash items included in net income totaling $1.25 million also favorably impacted net cash provided by operating activities during the six months ended December  31, 2020. These factors were offset partially by an increase in accounts receivable of $3.07 million; a decrease in accounts payable of $816,000; and a decrease in accrued expenses and other liabilities of $274,000.

Accounts receivable increased principally due to the increased level of sales during the six months ended December 31, 2020 as compared with the sales during the period leading up to June 30, 2020. As a result of the COVID-19 pandemic, we offered extended Traditional segment customer payment terms beyond 90 days to certain credit-worthy customers during the first half of Fiscal 2021 and second half of Fiscal 2020. Because of the ongoing impact of the pandemic on the global economy, the extension of these terms may not immediately increase liquidity as a result of ongoing current-period sales, which we expect to continue to be pressured due to the effects of the ongoing COVID-19 pandemic. In addition, we believe our competitors and other vendors in the wholesale jewelry industry have expanded their use of extended payment terms and, in aggregate, we believe that, through our use of extended payment terms, we provide a competitive response in our market during the current global economic environment. We believe that we are unable to estimate the impact of these actions on our net sales, but we believe that if we ceased providing extended payment terms, we would be at a competitive disadvantage for some Traditional segment customers in the marketplace during this economic period and that our net sales and profits would likely be adversely impacted.

We manufactured approximately $6.36 million in finished jewelry and $3.76 million in loose jewels, which includes the cost of the loose jewels and the purchase of precious metals and labor in connection with jewelry production, during the six months ended December 31, 2020. We expect our purchases of precious metals and labor to increase as we increase our finished jewelry business. In addition, the price of gold has increased significantly over the past decade, and more significantly over the last 12 months, resulting in higher retail price points for gold jewelry. Because the market price of gold and other precious metals is beyond our control, the upward price trends could continue and have a negative impact on our operating cash flow as we manufacture finished jewelry.

Historically, our raw material inventories of SiC crystals had been purchased under exclusive supply agreements with a limited number of suppliers. Because the supply agreements restricted the sale of these crystals exclusively to us, the suppliers negotiated minimum purchase commitments with us that, when combined with reduced sales levels during prior periods in which the purchase commitments were in effect, have resulted in levels of inventories that are higher than we might otherwise maintain. As of December 31, 2020 and June 30, 2020, $16.59 million and $23.19 million, respectively, of our inventories were classified as long-term assets. Loose jewel sales and finished jewelry that we manufacture will utilize both the finished goods loose jewels currently on-hand and, as we deplete certain shapes and sizes, our on-hand raw material SiC crystals of $2.06 million and new raw material that we purchase pursuant to the Supply Agreement.

Our more detailed description of our inventories is included in Note 5 to our condensed consolidated financial statements in Part I, Item 1, “Financial Statements”, of this Quarterly Report on Form 10-Q.

As of December 31, 2020, we had approximately $309 of remaining federal income tax credits that expire in 2021 and can be carried forward to offset future income taxes. As of December  31, 2020, we also had a federal tax net operating loss carryforward of approximately $23.72 million expiring between 2022 and 2037, which can be used to offset against future federal taxable income; North Carolina tax net operating loss carryforwards of approximately $20.12 million expiring between 2023 and 2033; and various other state tax net operating loss carryforwards expiring between 2021 and 2040, which can be used to offset against future state taxable income.

Contractual Commitment

On December 12, 2014, we entered into the Supply Agreement with Cree. Under the Supply Agreement, subject to certain terms and conditions, we agreed to exclusively purchase from Cree, and Cree agreed to exclusively supply, 100% of our required SiC materials in quarterly installments that must equal or exceed a set minimum order quantity. The initial term of the Supply Agreement was scheduled to expire on June 24, 2018, unless extended by the parties. Effective June 22, 2018, the Supply Agreement was amended to extend the expiration date to June 25, 2023. The Supply Agreement, as amended, also provides for the exclusive production of our premium moissanite product, Forever One™ and provided us with one option, subject to certain conditions, to unilaterally extend the term of the Supply Agreement for an additional two-year period following the expiration of the initial term. In addition, the amendment to the Supply Agreement established a process by which Cree may begin producing alternate SiC material based on our specifications that will give us the flexibility to use the materials in a broader variety of our products, as well as to permit us to purchase certain amounts of SiC materials from third parties under limited conditions. On August 26, 2020, the Supply Agreement was further amended, effective June 30, 2020, to extend the expiration date to June 29, 2025, which may be further extended by mutual agreement of the parties. The Supply Agreement was also amended to, among other things, (i) spread our total purchase commitment under the Supply Agreement in the amount of approximately $52.95 million over the term of the Supply Agreement, as amended; (ii) establish a process by which Cree has agreed to accept purchase orders in excess of the agreed-upon minimum purchase commitment, subject to certain conditions; and (iii) permit us to purchase revised amounts of SiC materials from third parties under limited conditions. Our total purchase commitment under the Supply Agreement, as amended, until June 2025 is approximately $52.95 million, of which approximately $35.57 million remains to be purchased as of December 31, 2020.

During the six months ended December 31, 2020, we purchased approximately $1.03 million of SiC crystals from Cree pursuant to the terms of the Supply Agreement, as amended. Going forward, we expect to use existing cash and cash equivalents and access to other working capital resources, including but not limited to the issuance of equity securities, together with future cash expected to be provided by operating activities and, if necessary, our White Oak Credit Facility, to finance our purchase commitment under the Supply Agreement, as amended.

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

As of December 31, 2020, we had not borrowed against the White Oak Credit Facility. As a result of our diminished borrowing base as of December  31, 2020, which is tied to our accounts receivable, our ability to draw down funds from the White Oak Credit Facility may from time to time be restricted.

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

Our future capital requirements and the adequacy of available funds will depend on many factors, including the ongoing spread of COVID-19 that could lead to further disruption and volatility in the global capital markets as well as its impact on our rate of sales growth; the expansion of our sales and marketing activities; the timing and extent of raw materials and labor purchases in connection with loose jewel production to support our moissanite jewels and lab grown diamonds business and precious metals and labor purchases in connection with jewelry production to support our finished jewelry business; the timing of capital expenditures; and the risk factors described in more detail in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, and in Part I, Item 1A of our 2020 Annual Report on Form 10-K. Currently, we have the White Oak Credit Facility through its expiration on July 13, 2021, that we believe would mitigate these risks to our cash and liquidity position. Also, we may make investments in, or acquisitions of, complementary businesses, which could also require us to seek additional equity or debt financing.

As of December 31, 2020, we had not borrowed against the White Oak Credit Facility.

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

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. During the three months ended December 31, 2020, we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 29, 2021, we entered into a third amendment, or Lease Amendment, to our lease agreement, or Lease Agreement, with SBP Office Owner, L.P., successor-in-interest to Southport Business Park Limited Partnership, relating to space leased by us for our corporate headquarters at 170 Southport Drive, Morrisville, North Carolina 27560. The Lease Amendment, among other things, (i) extends the base term of the Lease Agreement from November 1, 2021 through October 31, 2026, or the Extension Period; (ii) sets forth the minimum monthly rents, including a specified rent abatement, during the Extension Period; (iii) provides for an allowance by the landlord to reimburse us for certain direct costs we incur for improvements to the leased real property; and (iv) provided there is no outstanding uncured event of default under the Lease Agreement, gives us the option to extend the term of the Lease Agreement beyond October 31, 2026 for one additional five-year period, in each case on the terms and subject to the conditions set forth therein. During the Extension Period, our minimum monthly rent payments range from approximately $71,000 to $79,000 each month.

The foregoing is only a summary description of the terms of the Lease Amendment, does not purport to be complete and is qualified in its entirety by reference to the Lease Amendment, which is filed as Exhibit 10.5 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6.	Exhibits

The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description

10.1	Letter Agreement, effective March 22, 2010, between Charles & Colvard, Ltd. and Cree, Inc.**

10.2	Amendment to Letter Agreement, effective February 8, 2013, between Charles & Colvard, Ltd. and Cree, Inc.**

10.3	Second Amendment to Letter Agreement, effective September 5, 2013, between Charles & Colvard, Ltd. and Cree, Inc.**

10.4
Exclusive Supply Agreement, effective as of December 12, 2014 by and between Charles & Colvard, Ltd. and Cree, Inc., and, solely for purposes of Section 6(c) of the Exclusive Supply Agreement, Charles & Colvard Direct, LLC, and Moissanite.com, LLC**

10.5	Third Amendment to Lease Agreement, dated January [00], 2021, between Charles & Colvard, Ltd. and SBP Office Owner, L.P., successor to Southport Business Park Limited Partnership

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Charles & Colvard, Ltd.’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2020 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii)  Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Changes in Shareholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flow; and (v) Notes to Condensed Consolidated Financial Statements.

**
Asterisks located within the exhibit denote information which has been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K because it is both not material and would cause in all likelihood competitive harm to us if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARLES & COLVARD, LTD.

	By:	/s/ Don O’Connell
February 4, 2021		Don O’Connell
President and Chief Executive Officer

	By:	/s/ Clint J. Pete
February 4, 2021		Clint J. Pete
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)