Form 10-Q
period 2021-03-31
CHARLES & COLVARD LTD
filed 2021-05-07
CIK 1015155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

As of April 30, 2021, there were 29,852,950 shares of the registrant’s common stock, no par value per share, outstanding.

CHARLES & COLVARD, LTD.

FORM 10-Q
For the Quarterly Period Ended March 31, 2021

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021 (unaudited)	June 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$19,608,801	$13,993,032
Restricted cash	66,572	624,202
Accounts receivable, net	2,138,158	670,718
Inventory, net	12,639,062	7,443,257
Note receivable	250,000	-
Prepaid expenses and other assets	1,091,723	1,177,860
Total current assets	35,794,316	23,909,069
Long-term assets:
Inventory, net	16,307,138	23,190,702
Property and equipment, net	930,679	999,061
Intangible assets, net	191,508	170,151
Operating lease right-of-use assets	4,123,956	584,143
Other assets	49,657	51,461
Total long-term assets	21,602,938	24,995,518
TOTAL ASSETS	$57,397,254	$48,904,587

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,920,570	$3,748,235
Operating lease liabilities	516,576	622,493
Current maturity of long-term debt	643,000	193,000
Accrued expenses and other liabilities	2,052,958	1,922,332
Total current liabilities	6,133,104	6,486,060
Long-term liabilities:
Long-term debt, net	322,000	772,000
Noncurrent operating lease liabilities	3,782,296	203,003
Accrued income taxes	9,407	7,947
Total long-term liabilities	4,113,703	982,950
Total liabilities	10,246,807	7,469,010
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, no par value; 50,000,000 shares authorized; 29,852,950 and 28,949,410 shares issued and outstanding at March 31, 2021 and June 30, 2020, respectively	55,932,808	54,342,864
Additional paid-in capital	25,575,521	25,880,165
Accumulated deficit	(34,357,882)	(38,787,452)
Total shareholders’ equity	47,150,447	41,435,577
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$57,397,254	$48,904,587

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Net sales	$9,436,056	$6,491,048	$29,509,140	$24,758,559
Costs and expenses:
Cost of goods sold	5,093,452	9,171,932	15,457,215	18,579,069
Sales and marketing	2,211,350	2,518,732	6,339,854	7,909,289
General and administrative	1,092,683	994,254	3,278,246	3,547,441
Total costs and expenses	8,397,485	12,684,918	25,075,315	30,035,799
Income (Loss) from operations	1,038,571	(6,193,870)	4,433,825	(5,277,240)
Other income (expense):
Interest income	540	39,425	5,126	146,182
Interest expense	(2,412)	(116)	(7,318)	(535)
Loss on foreign currency exchange	-	(206)	(603)	(1,058)
Total other (expense) income, net	(1,872)	39,103	(2,795)	144,589
Income (Loss) before income taxes	1,036,699	(6,154,767)	4,431,030	(5,132,651)
Income tax expense	(472)	(493)	(1,460)	(1,240)
Net income (loss)	$1,036,227	$(6,155,260)	$4,429,570	$(5,133,891)

Net income (loss) per common share:
Basic	$0.04	$(0.21)	$0.15	$(0.18)
Diluted	0.03	(0.21)	0.15	(0.18)

Weighted average number of shares used in computing net income (loss) per common share:
Basic	29,320,434	28,656,910	28,967,946	28,625,723
Diluted	30,525,438	28,656,910	29,667,729	28,625,723

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Nine Months Ended March 31, 2021
	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance at June 30, 2020	28,949,410	$54,342,864	$25,880,165	$(38,787,452)	$41,435,577
Stock-based compensation	-	-	107,355	-	107,355
Issuance of restricted stock	178,750	-	-	-	-
Retirement of restricted stock	(162,500)	-	-	-	-
Net income	-	-	-	874,266	874,266
Balance at September 30, 2020	28,965,660	$54,342,864	$25,987,520	$(37,913,186)	$42,417,198
Stock-based compensation	-	-	87,938	-	87,938
Stock option exercises	126,666	177,325	(62,326)	-	114,999
Net income	-	-	-	2,519,077	2,519,077
Balance at December 31, 2020	29,092,326	$54,520,189	$26,013,132	$(35,394,109)	$45,139,212
Stock-based compensation	-	-	76,916	-	76,916
Stock option exercises	760,624	1,412,619	(514,527)	-	898,092
Net income	-	-	-	1,036,227	1,036,227
Balance at March 31, 2021	29,852,950	$55,932,808	$25,575,521	$(34,357,882)	$47,150,447

	Nine Months Ended March 31, 2020
	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance at June 30, 2019	28,027,569	$54,342,864	$24,488,147	$(32,625,369)	$46,205,642
Issuance of common stock, net of offering costs	630,500	-	932,480	-	932,480
Stock-based compensation	-	-	212,380	-	212,380
Issuance of restricted stock	325,000	-	-	-	-
Retirement of restricted stock	(1,159)	-	-	-	-
Net income	-	-	-	207,319	207,319
Balance at September 30, 2019	28,981,910	$54,342,864	$25,633,007	$(32,418,050)	$47,557,821
Stock-based compensation	-	-	146,725	-	146,725
Net income	-	-	-	814,050	814,050
Balance at December 31, 2019	28,981,910	$54,342,864	$25,779,732	$(31,604,000)	$48,518,596
Stock-based compensation	-	-	(144,628)	-	(144,628)
Net loss	-	-	-	(6,155,260)	(6,155,260)
Balance at March 31, 2020	28,981,910	$54,342,864	$25,635,104	$(37,759,260)	$42,218,708

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,429,570	$(5,133,891)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	419,511	366,322
Stock-based compensation	272,209	214,477
Provision for uncollectible accounts	53,514	151,000
Provision for sales returns	67,000	108,000
Inventory write-off	128,000	5,620,991
Provision for accounts receivable discounts	29,123	6,416
Changes in operating assets and liabilities:
Accounts receivable	(1,617,077)	50,626
Inventory	1,559,759	(3,556,653)
Prepaid expenses and other assets, net	(3,451,872)	326,146
Accounts payable	(827,665)	678,501
Accrued income taxes	1,460	1,240
Accrued expenses and other liabilities	3,604,002	(404,713)
Net cash provided by (used in) operating activities	4,667,534	(1,571,538)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(346,112)	(394,825)
Payment to fund note receivable	(250,000)	-
Payments for intangible assets	(26,374)	(71,347)
Net cash used in investing activities	(622,486)	(466,172)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock option exercises	1,013,091	-
Issuance of common stock, net of offering costs	-	932,480
Net cash provided by financing activities	1,013,091	932,480

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	5,058,139	(1,105,230)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	14,617,234	13,006,545
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$19,675,373	$11,901,315

Supplemental disclosure of non-cash investing and financing activities:
Additions to right-of-use assets obtained from new operating lease liabilities	$3,908,249	$-

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$535
Cash paid during the period for income taxes	$9,050	$2,050

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	DESCRIPTION OF BUSINESS

Charles & Colvard, Ltd. (the “Company”), a North Carolina corporation, was founded in 1995. The Company manufactures, markets, and distributes Charles & Colvard Created Moissanite® (hereinafter referred to as moissanite or moissanite jewels) and finished jewelry featuring moissanite, including Forever One™, our premium moissanite gemstone brand, for sale in the worldwide fine jewelry market. The Company also markets and distributes Caydia™ lab grown diamonds and finished jewelry featuring lab grown diamonds for sale in the worldwide fine jewelry market. Moissanite, also known by its chemical name silicon carbide (“SiC”), is a rare mineral first discovered in a meteorite crater. Because naturally occurring SiC crystals are too small for commercial use, larger crystals must be grown in a laboratory. Lab grown diamonds are also grown using technology that replicates the natural diamond growing process. The only differentiation between that of a lab grown diamond and a mined diamond is its origin. The result is a man-made diamond that is chemically, physically, and optically the same as those grown beneath the earth’s surface. The Company sells loose moissanite jewels, loose lab grown diamonds, and finished jewelry featuring both moissanite and lab grown diamonds at wholesale prices to distributors, manufacturers, retailers, and designers, including some of the largest distributors and jewelry manufacturers in the world. The Company’s finished jewelry and loose moissanite jewels and lab grown diamonds that are mounted into fine jewelry by other manufacturers are sold at retail outlets and via the Internet. The Company sells at retail prices to end-consumers through its wholly owned operating subsidiary, charlesandcolvard.com, LLC, third-party online marketplaces, drop-ship, and other pure-play, exclusively e-commerce outlets. The Company also sells at discount retail prices to end-consumers on its own transactional website, moissaniteoutlet.com, through charlesandcolvard.com, LLC.

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation – The accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results for the three and nine months ended March 31, 2021 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2021.

The condensed consolidated financial statements as of and for the three and nine months ended March 31, 2021 and 2020 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of June 30, 2020 is derived from the audited financial statements as of that date. The accompanying statements should be read in conjunction with the audited financial statements and related notes contained in Item 8 of the Company’s Annual Report on Form 10-K (the “2020 Annual Report”) for the fiscal year ended June 30, 2020 filed with the SEC on September 4, 2020.

The accompanying condensed consolidated financial statements as of and for the three and nine months ended March 31, 2021 and 2020, and as of the fiscal year ended June 30, 2020, include the accounts of the Company and its wholly owned subsidiaries charlesandcolvard.com, LLC; Charles & Colvard Direct, LLC; and Charles & Colvard (HK) Ltd., the Company’s Hong Kong subsidiary, which was entered into dormancy as of September 30, 2020 following its re-activation in December 2017. Charles & Colvard (HK) Ltd. previously became dormant in the second quarter of 2009 and has had no operating activity since 2008. Charles & Colvard Direct, LLC, had no operating activity during the nine-month periods ended March 31, 2021 or 2020. All intercompany accounts have been eliminated.

Significant Accounting Policies – In the opinion of the Company’s management, except as discussed below, the Company’s significant accounting policies used for the three and nine months ended March 31, 2021, are consistent with those used for the fiscal year ended June 30, 2020. Accordingly, please refer to Note 2 to the Consolidated Financial Statements in the 2020 Annual Report for the Company’s significant accounting policies.

Reclassifications – Certain amounts in the Company’s condensed consolidated financial statements for the nine months ended March 31, 2020 have been reclassified to conform to current presentation related to certain customer credit balances that were reclassified from accounts payable to accrued expenses and other liabilities in the amount of approximately $274,000. These reclassifications had no impact on the Company’s condensed consolidated financial position or condensed consolidated results of operations as of or for the periods ended March 31, 2021 and 2020.

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

The reconciliation of cash, cash equivalents, and restricted cash, as presented on the Condensed Consolidated Statements of Cash Flows, consists of the following as of the dates presented:

	March 31, 2021	June 30, 2020
Cash and cash equivalents	$19,608,801	$13,993,032
Restricted cash	66,572	624,202
Total cash, cash equivalents, and restricted cash	$19,675,373	$14,617,234

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

In March 2020, as amended in January 2021, in response to concerns about structural risks of interbank offered rates (“IBORs”), and, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”), the FASB issued new guidance to ease the burden in accounting for or recognizing the effects of referenced interest rate reform on financial reporting. The new guidance is effective as of March 12, 2020 through December 31, 2022. As described in more detail in Note 10, “Debt”, borrowings under the Company’s line of credit are based on a rate equal to the one-month LIBOR. As of March 31, 2021, the Company had not borrowed against its line of credit, and therefore, is not subject to recognizing or disclosing any effect of referenced rate reform as of its quarterly period ended March 31, 2021.

3.	SEGMENT INFORMATION AND GEOGRAPHIC DATA

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making operating decisions and assessing performance as the source of the Company’s operating and reportable segments.

The Company manages its business through two operating and reportable segments based on its distribution channels to sell its product lines, loose jewels and finished jewelry: its “Online Channels” segment, which consists of e-commerce outlets including charlesandcolvard.com, moissaniteoutlet.com, third-party online marketplaces, drop-ship retail, and other pure-play, exclusively e-commerce outlets; and its “Traditional” segment, which consists of wholesale and retail customers. The accounting policies of the Online Channels segment and Traditional segment are the same as those described in Note 2, “Basis of Presentation and Significant Accounting Policies” of this Quarterly Report on Form 10-Q and in the Notes to the Consolidated Financial Statements in the 2020 Annual Report.

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

Summary financial information by reportable segment is as follows:

	Three Months Ended March 31, 2021
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$4,902,964	$1,316,928	$6,219,892
Loose jewels	680,804	2,535,360	3,216,164
Total	$5,583,768	$3,852,288	$9,436,056

Product line cost of goods sold
Finished jewelry	$2,045,519	$1,006,417	$3,051,936
Loose jewels	246,302	1,222,036	1,468,338
Total	$2,291,821	$2,228,453	$4,520,274

Product line gross profit
Finished jewelry	$2,857,445	$310,511	$3,167,956
Loose jewels	434,502	1,313,324	1,747,826
Total	$3,291,947	$1,623,835	$4,915,782

Operating income	$751,953	$286,618	$1,038,571

Depreciation and amortization	$67,373	$81,077	$148,450

Capital expenditures	$22,770	$55,858	$78,628

	Three Months Ended March 31, 2020
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$2,922,439	$557,729	$3,480,168
Loose jewels	915,818	2,095,062	3,010,880
Total	$3,838,257	$2,652,791	$6,491,048

Product line cost of goods sold
Finished jewelry	$1,286,865	$302,636	$1,589,501
Loose jewels	395,999	1,116,050	1,512,049
Total	$1,682,864	$1,418,686	$3,101,550

Product line gross profit
Finished jewelry	$1,635,574	$255,093	$1,890,667
Loose jewels	519,819	979,012	1,498,831
Total	$2,155,393	$1,234,105	$3,389,498

Operating loss	$(332,837)	$(5,861,033)	$(6,193,870)

Depreciation and amortization	$49,333	$82,686	$132,019

Capital expenditures	$34,250	$39,347	$73,597

	Nine Months Ended March 31, 2021
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$15,114,765	$3,705,663	$18,820,428
Loose jewels	2,520,576	8,168,136	10,688,712
Total	$17,635,341	$11,873,799	$29,509,140

Product line cost of goods sold
Finished jewelry	$6,242,635	$2,565,737	$8,808,372
Loose jewels	947,417	4,070,446	5,017,863
Total	$7,190,052	$6,636,183	$13,826,235

Product line gross profit
Finished jewelry	$8,872,130	$1,139,926	$10,012,056
Loose jewels	1,573,159	4,097,690	5,670,849
Total	$10,445,289	$5,237,616	$15,682,905

Operating income	$3,021,067	$1,412,758	$4,433,825

Depreciation and amortization	$180,946	$238,565	$419,511

Capital expenditures	$195,695	$150,417	$346,112

	Nine Months Ended March 31, 2020
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$11,044,107	$2,732,403	$13,776,510
Loose jewels	2,584,534	8,397,515	10,982,049
Total	$13,628,641	$11,129,918	$24,758,559

Product line cost of goods sold
Finished jewelry	$4,739,488	$1,517,037	$6,256,525
Loose jewels	1,067,062	4,326,093	5,393,155
Total	$5,806,550	$5,843,130	$11,649,680

Product line gross profit
Finished jewelry	$6,304,619	$1,215,366	$7,519,985
Loose jewels	1,517,472	4,071,422	5,588,894
Total	$7,822,091	$5,286,788	$13,108,879

Operating income (loss)	$62,591	$(5,339,831)	$(5,277,240)

Depreciation and amortization	$131,356	$234,966	$366,322

Capital expenditures	$245,175	$149,650	$394,825

The Company does not allocate any assets to the reportable segments, and, therefore, no asset information is reported to the chief operating decision maker or disclosed in the financial information for each segment.
A reconciliation of the Company’s product line cost of goods sold to cost of goods sold as reported in the condensed consolidated financial statements is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Product line cost of goods sold	$4,520,274	$3,101,550	$13,826,235	$11,649,680
Non-capitalized manufacturing and production control expenses	398,073	286,722	1,122,715	1,104,241
Freight out	191,700	153,081	683,580	425,433
Inventory write-off	23,000	5,471,992	128,000	5,620,991
Other inventory adjustments	(39,595)	158,587	(303,315)	(221,276)
Cost of goods sold	$5,093,452	$9,171,932	$15,457,215	$18,579,069

The Company recognizes sales by geographic area based on the country in which the customer is based. Sales to international end consumers made through the Company’s transactional websites, charlesandcolvard.com and moissaniteoutlet.com, are included in international sales for financial reporting purposes. A portion of the Company’s Traditional segment sales made to international wholesale distributors represents products sold internationally that may be re-imported to U.S. retailers.

The following presents net sales by geographic area:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Net sales
United States	$8,969,267	$6,153,787	$27,857,667	$22,560,974
International	466,789	337,261	1,651,473	2,197,585
Total	$9,436,056	$6,491,048	$29,509,140	$24,758,559

4.	FAIR VALUE MEASUREMENTS

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

The Company evaluates assets and liabilities subject to fair value measurements on a recurring and non-recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by management of the Company. The financial instruments identified as subject to fair value measurements on a recurring basis are cash and cash equivalents, notes receivable, trade accounts receivable, and trade accounts payable. All financial instruments, including but not limited to the note receivable, are reflected in the condensed consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these financial instruments.

Assets that are measured at fair value on a non-recurring basis include property and equipment, leasehold improvements, and intangible assets comprising patents, license rights, and trademarks. These items are recognized at fair value when they are considered to be impaired. For the nine months ended March 31, 2021 and 2020, no impairment was recorded.

5.	INVENTORIES

The Company’s total inventories, net of reserves, consisted of the following as of the dates presented:

	March 31, 2021	June 30, 2020
Finished jewelry:
Raw materials	$1,298,234	$821,536
Work-in-process	1,038,718	602,390
Finished goods	7,514,587	6,019,985
Finished goods on consignment	2,104,358	2,297,907
Total finished jewelry	$11,955,897	$9,741,818
Loose jewels:
Raw materials	$1,795,625	$3,526,399
Work-in-process	9,531,730	10,453,586
Finished goods	5,356,833	6,619,487
Finished goods on consignment	206,441	204,635
Total loose jewels	16,890,629	20,804,107
Total supplies inventory	99,674	88,034
Total inventory	$28,946,200	$30,633,959

As of the dates presented, the Company’s total inventories, net of reserves, are classified as follows:

	March 31, 2021	June 30, 2020
Short-term portion	$12,639,062	$7,443,257
Long-term portion	16,307,138	23,190,702
Total	$28,946,200	$30,633,959

The Company’s work-in-process inventories include raw SiC crystals on which processing costs, such as labor and sawing, have been incurred; and components, such as metal castings and finished good moissanite jewels, that have been issued to jobs in the manufacture of finished jewelry. The Company’s moissanite jewel manufacturing process involves the production of intermediary shapes, called “preforms,” that vary depending upon the expected size and shape of the finished jewel. To maximize manufacturing efficiencies, preforms may be made in advance of current finished inventory needs but remain in work-in-process inventories. As of March 31, 2021 and June 30, 2020, work-in-process inventories issued to active production jobs approximated $1.88 million and $1.34 million, respectively.

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

The Company manufactures finished jewelry featuring moissanite and lab grown diamonds. Relative to loose moissanite jewels and lab grown diamonds, finished jewelry is more fashion-oriented and subject to styling trends that could render certain designs obsolete over time. The majority of the Company’s finished jewelry featuring moissanite and lab grown diamonds is held in inventory for resale and largely consists of such core designs as stud earrings, solitaire and three-stone rings, pendants, and bracelets that tend not to be subject to significant obsolescence risk due to their classic styling. In addition, the Company generally holds smaller quantities of designer-inspired and trend moissanite fashion jewelry that is available for resale through retail companies and through its Online Channels segment. The Company also carries a limited amount of inventory as part of its sample line that the Company uses in the selling process to its customers.

The Company’s continuing operating subsidiaries carry no net inventories, and inventory is transferred without intercompany markup from the parent entity as product line cost of goods sold when sold to the end consumer.

The Company’s inventories are stated at the lower of cost or net realizable value on an average cost basis. Each accounting period the Company evaluates the valuation and classification of inventories including the need for potential adjustments to inventory-related reserves, which also include significant estimates by management. Changes to the Company’s inventory reserves and allowances are accounted for in the accounting period in which a change in such reserves and allowances is observed and deemed appropriate, including changes in management’s estimates used in the process to determine such reserves and valuation allowances.

6.	NOTE RECEIVABLE

On March 5, 2021, the Company entered into a $250,000 convertible promissory note agreement (the “Convertible Promissory Note”) with an unrelated third-party strategic marketing partner. The Convertible Promissory Note is unsecured and matures on March 5, 2022 (the “Maturity Date”). The Company has accounted for the Convertible Promissory Note as a current note receivable within the accompanying condensed consolidated financial statements. Interest is accrued at a simple rate of 0.14% per annum and will accrue until the Convertible Promissory Note is converted in accordance with the conversion privileges contained within the Convertible Promissory Note or is repaid. Principal outstanding during an event of default accrues interest at the rate of 5% per annum. Accrued and unpaid interest on the Convertible Promissory Note is classified as a current asset and included in prepaid expenses and other assets in the accompanying condensed consolidated financial statements.

Subject to the borrower’s completion of a specified equity financing transaction (an “Equity Financing”) on or prior to the Maturity Date, the unpaid principal amount, including accrued and unpaid interest, automatically converts into equity units of the most senior class of equity securities issued to investors in the Equity Financing. Unless converted as provided in the Convertible Promissory Note, the principal amount, including accrued and unpaid interest, will, on the Maturity Date, at the Company’s option either (i) become due and payable to the Company, or (ii) convert into equity units at the specified conversion price in accordance with the terms of the Convertible Promissory Note.

7.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities, current, consist of the following as of the dates presented:

	March 31, 2021	June 30, 2020
Accrued compensation and related benefits	$726,294	$395,006
Deferred revenue	680,389	794,740
Accrued sales tax	506,746	295,651
Accrued cooperative advertising	81,644	89,517
Accrued severance	57,884	338,355
Other	1	9,063
Total accrued expenses and other liabilities	$2,052,958	$1,922,332

8.	INCOME TAXES

The Company recognized a net income tax expense of approximately $500 related to estimated taxes, penalties, and interest associated with uncertain tax positions for each of the three months ended March 31, 2021 and 2020, and a net income tax expense of approximately $1,000 also related to estimated taxes, penalties, and interest associated with uncertain tax positions for each of the nine months ended March 31, 2021 and 2020.

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. As of March 31, 2021 and June 30, 2020, management determined that sufficient negative evidence continued to exist to conclude it was uncertain that the Company would have sufficient future taxable income to utilize its deferred tax assets. Therefore, the Company continued to maintain a full valuation allowance against its deferred tax assets as of March 31, 2021 and June 30, 2020.

9.	COMMITMENTS AND CONTINGENCIES

Lease Arrangements

On December 9, 2013, the Company entered into a Lease Agreement, as amended on December 23, 2013, April 15, 2014, and January 29, 2021 (the “Lease Agreement”), for its corporate headquarters, which occupies approximately 36,350 square feet of office, storage and light manufacturing space and is classified as an operating lease for financial reporting purposes. The expiration date of the base term of the Lease Agreement in effect as of March 31, 2021 is October 31, 2026 and the terms of the Lease Agreement contain no early termination provisions. Provided there is no outstanding uncured event of default under the Lease Agreement, the Company has an option to extend the lease term for a period of five years. The Company’s option to extend the term of the Lease Agreement must be exercised in writing on or before 270 days prior to expiration of the then-current term. If the options are exercised, the monthly minimum rent for each of the extended terms will be adjusted to the then prevailing fair market rate.

The Company took possession of the leased property on May 23, 2014, once certain improvements to the leased space were completed and did not have access to the property before this date. Upon execution of the third amendment to the Lease Agreement (the “Lease Amendment”) on January 29, 2021, the Lease Amendment included a rent abatement in the amount of approximately $214,000, which is reflected in the rent payments used in the calculation of the right-of-use (“ROU”) asset and lease liability once remeasured upon the execution of the Lease Amendment to extend the lease term. The Lease Amendment also included an allowance for leasehold improvements offered by the landlord in an amount not to exceed approximately $545,000. Once such costs have been incurred, the Company will be reimbursed for qualified costs by the landlord and the Company will reduce the remaining ROU asset and lease liability by the amount of the reimbursement. Such reductions of the ROU asset and lease liability will be recognized prospectively by the Company over the remaining term of the lease.

The Company has no other material operating leases and is not party to leases that would qualify for classification as a finance lease, variable lease, or short-term lease.

As of March 31, 2021, the Company’s balance sheet classifications of its leases are as follows:

Operating Leases:
Noncurrent operating lease ROU assets	$4,123,956

Current operating lease liabilities	$516,576
Noncurrent operating lease liabilities	3,782,296
Total operating lease liabilities	$4,298,872

The Company’s total operating lease cost was approximately $192,000 and $117,000 for the three months ended March 31, 2021 and 2020, respectively. The Company’s total operating lease cost was approximately $473,000 and $352,000 for the nine months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, the Company’s estimated incremental borrowing rate used and assumed discount rate with respect to operating leases was 2.81% and the remaining operating lease term was 5.58 years.

As of March 31, 2021, the Company’s remaining future payments under operating leases for each fiscal year ending June 30 are as follows:

2021	$161,852
2022	575,591
2023	869,742
2024	893,660
2025	918,236
2026	943,487
2027	317,327
Total lease payments	4,679,895
Less: imputed interest	381,023
Present value of lease payments	4,298,872
Less: current lease liability	516,576
Total long-term lease liability	$3,782,296

The Company makes cash payments for amounts included in the measurement of its lease liabilities. During the three months ended March 31, 2021 and 2020, cash paid for operating leases was approximately $160,000 and $172,000, respectively. During the nine months ended March 31, 2021 and 2020, cash paid for operating leases was approximately $481,000 and $500,000, respectively. In addition to the ROU assets recorded upon adoption of the current lease accounting standard as of July 1, 2019, of which approximately $300,000 was unamortized as of January 29, 2021, the effective date of the Lease Amendment, the Company recorded additional ROU assets in the amount of approximately $3.9 million obtained in exchange for the additional operating lease liability during the three-month period ended March 31, 2021.

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

The Company’s total purchase commitment under the Supply Agreement, as amended, until June 2025 is approximately $52.95 million, of which approximately $34.35 remains to be purchased as of March 31, 2021. Over the life of the Supply Agreement, as amended, the Company’s future minimum annual purchase commitments of SiC crystals range from approximately $4 million to $10 million each year.

During the nine months ended March 31, 2021, the Company purchased approximately $2.28 million of SiC crystals from Cree pursuant to the terms of the Supply Agreement, as amended. During the nine months ended March 31, 2020, the Company purchased approximately $7.47 million of SiC crystals from Cree.

COVID-19

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

Following the government mandated shut down during the early days of the pandemic, work in the Company’s production and distribution facilities has continued throughout the remainder of the pandemic, consistent with guidance from federal, state and local officials to minimize the spread of COVID-19. The Company has taken actions to equip employees with personal protective equipment, establish minimum staffing and social distancing policies, sanitize workspaces more frequently, adopt alternate work schedules, and institute other measures aimed to sustain production and related services while minimizing the transmission of COVID-19. In addition, the Company has maintained a flexible teleworking policy for employees who can meet customer commitments remotely, and a portion of the Company’s workforce is currently teleworking.

The ultimate impact of the COVID-19 pandemic on the Company’s operations and financial performance in Fiscal 2021, and future periods, including management’s ability to execute its business plan and strategic initiatives in the expected timeframe, remains uncertain and will depend on future developments, including the duration of the pandemic, any potential subsequent waves of COVID-19 infection, the effectiveness, distribution and acceptance of COVID-19 vaccines, and related government actions to prevent and manage disease spread, all of which are uncertain and cannot be predicted. The long-term impacts of the COVID-19 pandemic on global consumer buying behaviors, which impacts demand for our products and services, are also difficult to predict. The ultimate impact of the COVID-19 pandemic on the global and domestic economy and the Company’s results of operations and its financial condition is currently not fully known.

The Company also intends to take advantage of available COVID-19 related payroll tax credits for certain wages and paid leave provided by the Company during the pandemic. A portion of these eligible tax credits are determined by qualified emergency paid sick and expanded family and medical leave wages pursuant to the Families First Coronavirus Response Act. In addition, the Consolidated Appropriations Act, 2021, provides that employers who received a Paycheck Protection Program (“PPP”) loan may also qualify for the Employee Retention Credit (the “ERC”). Previously, pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), taxpayers that received a PPP loan were not eligible for the ERC and this change is retroactive to March 27, 2020. The Company believes that it qualifies for certain employer-related tax benefits pursuant to the ERC and expects to amend its applicable federal payroll tax returns for such benefit. Further, as permitted by the NC COVID-19 Relief Act, the Company expects to receive an incremental tax credit towards its contributions to the North Carolina Unemployment Insurance Fund. Accordingly, the Company will recognize any payroll tax credits related to these federal and state legislative actions in the period such benefits are received.

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

The Promissory Note matures June 18, 2022 and may be extended with the consent of the Lender under the provisions of the CARES Act. The Promissory Note bears interest at a fixed rate of 1% per annum. Pursuant to the terms of the Promissory Note, as amended by the Paycheck Protection Program Flexibility Act, monthly principal and interest payments will commence on October 1, 2021. For financial reporting purposes, as of March 31, 2021, the classification of the current maturity of long-term debt assumes there will be no principal forgiveness, as allowed under certain conditions by the agreement,  and principal repayment for the full outstanding principal amount of the PPP Loan is assumed to be spread in equal monthly installments over the period from October 1, 2021 through the maturity date of the Promissory Note. There is no assurance that the PPP Loan will be forgiven.

As of the dates presented, the Company’s total long-term debt is classified as follows:

	March 31, 2021	June 30, 2020
Current maturity of long-term debt	$643,000	$193,000
Long-term debt, net	322,000	772,000
Total long-term debt	$965,000	$965,000

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

As of March 31, 2021, the Company had not borrowed against the White Oak Credit Facility.

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

Dividends

The Company has paid no cash dividends during the current fiscal year through March 31, 2021.

Stock-Based Compensation

The following table summarizes the components of the Company’s stock-based compensation included in net income (loss) for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Employee stock options	$45,312	$43,874	$186,528	$155,938
Restricted stock awards	31,604	(188,502)	85,681	58,539
Totals	$76,916	$(144,628)	$272,209	$214,477

No stock-based compensation was capitalized as a cost of inventory during the three and nine months ended March 31, 2021 and 2020.

Stock Options

The following is a summary of the stock option activity for the nine months ended March 31, 2021:

	Shares	Weighted Average Exercise Price
Outstanding, June 30, 2020	2,809,095	$1.19
Granted	438,533	$1.05
Exercised	(887,290)	$1.14
Forfeited	(7,000)	$1.23
Expired	(57,907)	$1.95
Outstanding, March 31, 2021	2,295,431	$1.24

The total fair value of stock options that vested during the nine months ended March 31, 2021 was approximately $617,000.

The following table summarizes information about stock options outstanding at March 31, 2021:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Balance as of 3/31/2021	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 3/31/2021	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 3/31/2021	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
2,295,431	6.66	$1.24	1,666,148	5.65	$1.34	2,210,551	6.56	$1.25

As of March 31, 2021, the unrecognized stock-based compensation expense related to unvested stock options was approximately $240,000, which is expected to be recognized over a weighted average period of approximately 20 months.

The aggregate intrinsic value of stock options outstanding, exercisable, and vested or expected to vest at March 31, 2021 was approximately $3.9 million. This amount is before applicable income taxes and represents the closing market price of the Company’s common stock at March 31, 2021 less the grant price, multiplied by the number of stock options that had a grant price that is less than the closing market price. This amount represents the amount that would have been received by the optionees had these stock options been exercised on that date. The aggregate intrinsic value of stock options exercised during the nine months ended March 31, 2021, was approximately $1.2 million. No stock options were exercised during the nine months ended March 31, 2020.

Restricted Stock

The following is a summary of the restricted stock activity for the nine months ended March 31, 2021:

	Shares	Weighted Average Grant Date Fair Value
Unvested, June 30, 2020	162,500	$1.57
Granted	178,750	$0.72
Canceled	(162,500)	$1.57
Unvested, March 31, 2021	178,750	$0.72

The unvested restricted shares as of March 31, 2021 are all performance-based restricted shares that are scheduled to vest, subject to achievement of the underlying performance goals, in July 2021. As of March 31, 2021, the estimated unrecognized stock-based compensation expense related to unvested restricted shares subject to achievement of performance goals was approximately $43,000, all of which is expected to be recognized over a weighted average period of approximately four months.

As of March 31, 2020, the estimated unrecognized stock-based compensation expense related to unvested restricted shares subject to achievement of performance goals was approximately $510,000. However, pursuant to the estimated success rates related to the performance-based criteria of the restricted shares, none of the compensation expense related to the unvested shares was expected to be recognized during the year ended June 30, 2020. Accordingly, the estimated quantity of awards for which it was probable that performance conditions would be achieved was reevaluated during the quarterly period ended March 31, 2020 to reflect the adjusted estimated compensation expense for the unvested restricted shares that were subject to achievement of the underlying performance goals. The reevaluation related to the restricted stock awards resulted in a year-to-date reduction of stock-based compensation expense that was recognized in the quarterly period ended March 31, 2020.

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

The following table reconciles the differences between the basic and diluted net income (loss) per share presentations:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$1,036,227	$(6,155,260)	$4,429,570	$(5,133,891)

Denominator:
Weighted average common shares outstanding:
Basic	29,320,434	28,656,910	28,967,946	28,625,723
Effect of dilutive securities	1,205,004	-	699,783	-
Diluted	30,525,438	28,656,910	29,667,729	28,625,723

Net income (loss) per common share:
Basic	$0.04	$(0.21)	$0.15	$(0.18)
Diluted	$0.03	$(0.21)	$0.15	$(0.18)

For the three- and nine-month periods ended March 31, 2021 stock options to purchase approximately 1.09 million shares, and 1.60 million shares, respectively, were excluded from the computation of diluted net income per common share for each respective financial reporting period then ended because the exercise price of the stock options for each of the periods presented was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to net income per common share. For the three- and nine-month periods ended March 31, 2020, stock options to purchase approximately 2.54 million shares were excluded from the computation of diluted net loss per common share because the effect of inclusion of such amounts would be anti-dilutive to net loss per common share. Approximately 179,000 and 325,000 shares of unvested restricted stock are excluded from the computation of diluted net income per common share as of March 31, 2021 and 2020, respectively, because the shares are performance-based, and the underlying conditions have not been met as of the periods presented.

13.	MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and restricted cash, notes receivable, and trade accounts receivable. At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurable limits of $250,000 per depositor at each financial institution. The Company has never experienced any losses related to these balances. Non-interest-bearing amounts on deposit in excess of FDIC insurable limits at March 31, 2021 and June 30, 2020 approximated $3.61 million and $2.01 million, respectively. Interest-bearing amounts on deposit in excess of FDIC insurable limits at March 31, 2021 and June 30, 2020 approximated $15.64 million and $11.64 million, respectively. The Company’s note receivable from one third party was outstanding as of March 31, 2021.

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

At times, a portion of the Company’s accounts receivable will be due from customers that have individual balances of 10% or more of the Company’s total gross accounts receivable. The following is a summary of customers that represent 10% or more of total gross accounts receivable as of the dates presented:

	March 31, 2021		June 30, 2020
Customer A	31%		26%
Customer B	20%		* %
Customer C	**	%	14%
Customer D	**	%	13%

* Customer B did not have individual balances that represented 10% or more of total gross accounts receivable as of June 30, 2020.
** Customer C and Customer D did not have individual balances that represented 10% or more of total gross accounts receivable as of March 31, 2021.

A significant portion of sales is derived from certain customer relationships. The following is a summary of customers that represent greater than or equal to 10% of total net sales for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Customer A	15%	11%	13%	13%
Customer C	13%	15%	11%	14%
Customer E	* %	11%	* %	* %

* Customer E did not have net sales that represented 10% or more of total net sales for the three months ended March 31, 2021 and for the nine months ended March 31, 2021 and 2020.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Statements expressing expectations regarding our future and projections relating to products, sales, revenues, and earnings are typical of such statements and are made under the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations, and contentions and are not historical facts and typically are identified by use of terms such as “may,” “will,” “should,” “could,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “continue,” and similar words, although some forward-looking statements are expressed differently.

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

8.	We are subject to certain risks due to our international operations, distribution channels and vendors;
9.	Negative or inaccurate information on social media could adversely impact our brand and reputation;
10.	Our business and our results of operations could be materially adversely affected as a result of our inability to fulfill orders on a timely basis;
11.	We are currently dependent on a limited number of distributor and retail partners in our Traditional segment for the sale of our products;
12.	We rely on assumptions, estimates, and data to calculate certain of our key metrics and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business;
13.	We may experience quality control challenges from time to time that can result in lost revenue and harm to our brands and reputation;
14.	Seasonality of our business may adversely affect our net sales and operating income;
15.	Our operations could be disrupted by natural disasters;
16.	We may not be able to adequately protect our intellectual property, which could harm the value of our products and brands and adversely affect our business;
17.	Sales of moissanite and lab grown diamond jewelry could be dependent upon the pricing of precious metals, which is beyond our control;
18.	Our current customers may potentially perceive us as a competitor in the finished jewelry business;
19.	Some anti-takeover provisions of our charter documents may delay or prevent a takeover of our company;
20.
We depend  on an exclusive supply agreement, or the Supply Agreement, with Cree, Inc., or Cree, for substantially all of our silicon carbide, or SiC, crystals, the raw materials we use to produce moissanite jewels; if our supply of high-quality SiC crystals is interrupted, our business may be materially harmed;

21.	If the e-commerce opportunity changes dramatically or if e-commerce technology or providers change their models, our results of operations may be adversely affected;
22.	If we fail to evaluate, implement, and integrate strategic acquisition or disposition opportunities successfully, our business may suffer;
23.	Governmental regulation and oversight might adversely impact our operations;
24.
Our loan, pursuant to the Paycheck Protection Program, or the PPP Loan, under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, as administered by the U.S. Small Business Administration, or the SBA, may not be forgiven or may subject us to challenges and investigations regarding qualification for the loan; and

25.	Our failure to maintain compliance with The Nasdaq Stock Market’s continued listing requirements could result in the delisting of our common stock.

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

About Charles & Colvard

Charles & Colvard, Ltd., a North Carolina corporation founded in 1995 (which may be referred to as Charles & Colvard, we, us, or our) is a globally recognized fine jewelry company specializing in lab created gemstones. We manufacture, market, and distribute Charles & Colvard Created Moissanite® (which we refer to as moissanite or moissanite jewels) and in September 2020, we announced our expansion into the lab grown diamond market with the launch of Caydia™, an exclusive brand of premium lab grown diamonds. We offer gemstones and finished jewelry featuring our proprietary moissanite jewels and premium lab grown diamonds for sale in the worldwide fine jewelry market. Charles & Colvard is the original source of created moissanite, and in 2015, we debuted Forever One™, our premium moissanite gemstone brand. As an e-commerce and multi-channel destination for fine jewelry featuring lab grown gemstones, we believe that the addition of lab grown diamonds is a natural progression for the Charles & Colvard brand.

One of our unique differentiators, moissanite – The World’s Most Brilliant Gem® – is core to our ambition to create a movement around environmentally and socially responsible fine jewelry. We believe that we are leading the way in delivering the premium moissanite brand through technological advances in gemstone manufacturing, cutting, polishing, and setting. By coupling what we believe to be unprecedented moissanite jewels with responsibly sourced precious metals, we are delivering a uniquely positioned product line for the conscientious consumer. Our Caydia™ lab grown diamonds are hand selected by our Gemological Institute of America, or GIA, certified gemologists to meet Charles & Colvard’s uncompromising standards and validated by independent third-party experts. Our Caydia™ lab grown diamonds are available currently in E, F, and G color grades (based on the GIA’s color grading scale) with a minimum clarity in accordance with the GIA’s VS1 clarity classification along with excellent polish and symmetry. All of our Caydia™ lab grown diamonds are set with mostly recycled precious metals.

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

COVID-19

The global outbreak of the coronavirus disease 2019, or COVID-19, was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government in March 2020 and has since negatively affected the U.S. and global economies, disrupted global supply chains, resulted in significant travel and transport restrictions, including mandated closures and orders to “shelter-in-place” and quarantine restrictions, and created significant disruption of the financial markets. We have taken measures to protect the health and safety of our employees, work with our customers and suppliers to minimize disruptions, reduce our expenses, and support our community in addressing the challenges posed by this ongoing COVID-19 pandemic. The pandemic continues to present unprecedented business challenges and we have experienced impacts on our business related to the COVID-19 pandemic, primarily in increased coronavirus-related costs, delays in supplier deliveries, impacts of travel restrictions, access to some customer locations, the effects to net revenue related to reduced demand and store closures, and the impacts of remote work and adjusted work schedules.

Following the government mandated shut down during the early days of the pandemic, work in our production and distribution facilities has continued throughout the remainder of the pandemic, consistent with guidance from federal, state and local officials to minimize the spread of COVID-19. We have taken actions to equip employees with personal protective equipment, establish minimum staffing and social distancing policies, sanitize workspaces more frequently, adopt alternate work schedules, and institute other measures aimed to sustain production and related services while minimizing the transmission of COVID-19. In addition, we have maintained a flexible teleworking policy for our employees who can meet customer commitments remotely, and a portion of our workforce is currently teleworking.

Despite these challenges, our efforts, especially with regard to product fulfillment and supply chain management, helped to partially mitigate the disruptions caused by the COVID-19 pandemic on our operations in the third quarter of our fiscal year ending June 30, 2021, or Fiscal 2021. In addition, solid worldwide consumer product demand and what we believe to be strong operational performance, coupled with cost reductions, lower travel, and reduced overhead expenditures due to COVID-19 restrictions, have partially offset the impacts of COVID-19 on our financial results in Fiscal 2021. However, the ultimate impact of the COVID-19 pandemic on the Company’s operations and financial performance in Fiscal 2021, and future periods, including management’s ability to execute its business plan and strategic initiatives in the expected timeframe, remains uncertain and will depend on future developments, including the duration of the pandemic, any potential subsequent waves of COVID-19 infection, the effectiveness, distribution and acceptance of COVID-19 vaccines, and related government actions to prevent and manage disease spread, all of which are uncertain and cannot be predicted. The long-term impacts of the COVID-19 pandemic on global consumer buying behaviors, which impacts demand for our products and services, are also difficult to predict. The ultimate impact of the COVID-19 pandemic on the global and domestic economy and our results of operations and financial condition is currently not fully known.

We intend to take advantage of available COVID-19 related payroll tax credits for certain wages and paid leave we provided during the pandemic. A portion of these eligible tax credits are determined by qualified emergency paid sick and expanded family and medical leave wages pursuant to the Families First Coronavirus Response Act. In addition, the Consolidated Appropriations Act, 2021, provides that employers who received a Paycheck Protection Program (“PPP”) loan may also qualify for the Employee Retention Credit (the “ERC”). Previously, pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), taxpayers that received a PPP loan were not eligible for the ERC and this change is retroactive to March 27, 2020. We believe that we may qualify for certain employer-related tax benefits pursuant to the ERC and intend to amend the applicable federal payroll tax returns for such benefit. Further, as permitted by the NC COVID-19 Relief Act, we expect to receive an incremental tax credit towards our contributions to the North Carolina Unemployment Insurance Fund. Accordingly, we will recognize any payroll tax credits related to these federal and state legislative actions in the period such benefits are received.

For additional risks to the Company related to the COVID-19 pandemic, see “Part II, Item 1A. Risk Factors”, contained in our 2020 Annual Report.

Fiscal 2021 Financial Trends

Currently, our financial outlook for Fiscal 2021 is subject to various risks and uncertainties and is based on assumptions that we believe in good faith are reasonable, but which may be materially different from actual results. The full extent of the impact of the COVID-19 pandemic on our operational and financial performance remains uncertain and continues to depend on many factors outside of our control, including, without limitation: the timing, extent, trajectory and duration of the pandemic particularly in light of the recent increases in new and variant strains of COVID-19 cases in the U.S. to the extent such outbreak would impact the local geographic region in which our business principally operates; the development and availability of effective treatments and the long-term effects of the recently implemented global vaccine rollout; the imposition of protective public safety measures; and the impact of the pandemic on the global economy and demand for consumer products. Due to the potentially significant impact on our operations of the COVID-19 pandemic, including governmental responses to prevent further outbreak of COVID-19, current period results are not necessarily indicative of expected performance for other interim periods or our full Fiscal 2021. We expect the COVID-19 pandemic could continue to have an adverse impact on our business, results of operations, financial condition, and liquidity during Fiscal 2021.

As we manage through these challenging times, our strategic focus for Fiscal 2021 and beyond remains centered on the expansion of Charles & Colvard’s brand on a global scale and to continue increasing the size of our business through top-line disciplined growth by leveraging existing resources. We believe that lab-created gemstones, including our premier moissanite products, Forever One™ and Moissanite by Charles & Colvard® and our own lab grown diamond product line, Caydia™, are now being embraced by worldwide markets. We also believe that our ability to elevate our own lab-created gemstones - including both moissanite jewels and lab grown diamonds - and the Charles & Colvard brand directly with consumers is key to our future success and ability to continue fueling our growth. We intend to elevate the Charles & Colvard name by making it synonymous with quality, value, and price. Notwithstanding the global challenges we face in Fiscal 2021, we plan to continue executing on our key strategies with an ongoing commitment to spending judiciously and generating sustainable earnings improvement.

We discuss our key strategies for Fiscal 2021 in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in our 2020 Annual Report.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which we prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities. “Critical accounting policies and estimates” are defined as those most important to the financial statement presentation and that require the most difficult, subjective, or complex judgments. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Under different assumptions and/or conditions, including the impact of the COVID-19 pandemic and the related responses, those actual results of operations may materially differ. We have disclosed our critical accounting policies and estimates in our 2020 Annual Report, and that disclosure should be read in conjunction with this Quarterly Report on Form 10-Q. Except as set forth below, there have been no significant changes in our critical accounting policies and estimates during the first nine months of Fiscal 2021.

For a discussion regarding our adoption of the new accounting standard related to the measurement and disclosure of credit losses on financial instruments, see Note 2 to our condensed consolidated financial statements in Item 1, “Financial Statements”, of this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth certain consolidated statements of operations data for the three and nine months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Net sales	$9,436,056	$6,491,048	$29,509,140	$24,758,559
Costs and expenses:
Cost of goods sold	5,093,452	9,171,932	15,457,215	18,579,069
Sales and marketing	2,211,350	2,518,732	6,339,854	7,909,289
General and administrative	1,092,683	994,254	3,278,246	3,547,441
Total costs and expenses	8,397,485	12,684,918	25,075,315	30,035,799
Income (Loss) from operations	1,038,571	(6,193,870)	4,433,825	(5,277,240)
Other income (expense):
Interest income	540	39,425	5,126	146,182
Interest expense	(2,412)	(116)	(7,318)	(535)
Loss on foreign currency exchange	-	(206)	(603)	(1,058)
Total other (expense) income, net	(1,872)	39,103	(2,795)	144,589
Income (Loss) before income taxes	1,036,699	(6,154,767)	4,431,030	(5,132,651)
Income tax expense	(472)	(493)	(1,460)	(1,240)
Net income (loss)	$1,036,227	$(6,155,260)	$4,429,570	$(5,133,891)

Consolidated Net Sales

Consolidated net sales for the three and nine months ended March 31, 2021 and 2020 comprise the following:

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2021	2020	Dollars	Percent	2021	2020	Dollars	Percent
Finished jewelry	$6,219,892	$3,480,168	$2,739,724	79%	$18,820,428	$13,776,510	$5,043,918	37%
Loose jewels	3,216,164	3,010,880	205,284	7%	10,688,712	10,982,049	(293,337)	-3%
Total consolidated net sales	$9,436,056	$6,491,048	$2,945,008	45%	$29,509,140	$24,758,559	$4,750,581	19%

Consolidated net sales were $9.44 million for the three months ended March 31, 2021 compared to $6.49 million for the three months ended March 31, 2020, an increase of $2.95 million, or 45%. Consolidated net sales were $29.51 million for the nine months ended March 31, 2021 compared to $24.76 million for the nine months ended March 31, 2020, an increase of $4.75 million, or 19%. The increase in consolidated net sales for the three months ended March 31, 2021 was due to strong February Valentine’s Day sales and St. Patrick’s Day sales during March. The increase in consolidated net sales for the nine-month ended March 31, 2021 was the result of our strong third quarter sales coupled with robust calendar year-end holiday sales during our fiscal quarter ended December 31, 2020. These higher sales for the three- and nine-month periods ended March 31, 2021, were also related to increased consumer awareness and ongoing strong demand for our moissanite jewels, lab grown diamonds, and finished jewelry featuring both moissanite and lab grown diamonds. These increases resulted in higher finished jewelry product net sales during the three and nine months ended March 31, 2021 in our Online Channels segment and Traditional segment. One of the most profound changes in consumer buying habits over the past year was the shift to digital channels shopping from the more traditional brick-and-mortar platforms. We believe the COVID-19 pandemic accelerated this shift toward e-commerce, as consumers worldwide became more reliant on the digital channel while in isolation. Accordingly, we saw strong increases in our Online Channels segment net sales in both the three and nine months ended March 31, 2021. As consumer confidence strengthened during the three months ended March 31, 2021, net sales in our Traditional segment increased over this period driven by stronger loose jewel sales in our distributor network. However, during the nine months ended March 31, 2021 we experienced lower loose jewel net sales in our Traditional segment driven by decreased international sales.

Sales of finished jewelry represented 66% and 64% of total consolidated net sales for the three and nine months ended March 31, 2021, respectively, compared to 54% and 56%, respectively, of total consolidated net sales for the corresponding periods of the prior year. For the three months ended March 31, 2021, finished jewelry sales were $6.22 million compared to $3.48 million for the corresponding period of the prior year, an increase of approximately $2.74 million, or 79%. For the nine months ended March 31, 2021, finished jewelry sales were $18.82 million compared to $13.78 million for the corresponding period of the prior year, an increase of approximately $5.04 million, or 37%. The increase in finished jewelry sales for the three- and nine-month periods ended March 31, 2021 was due primarily to higher finished jewelry sales of Forever One™ and Moissanite by Charles & Colvard® in our Online Channels segment as well as in our Traditional segment.

Sales of loose jewels represented 34% and 36% of total consolidated net sales for the three and nine months ended March 31, 2021, respectively, compared to 46% and 44%, respectively, of total consolidated net sales for the corresponding periods of the prior year. For the three months ended March 31, 2021, loose jewel sales were $3.22 million compared to $3.01 million for the corresponding period of the prior year, an increase of $205,000, or 7%. The increase in sales of loose jewels for the three-month period ended March 31, 2021 was due primarily to a higher level of sales through the distribution network in our Traditional segment. For the nine months ended March 31, 2021, sales of loose jewels were $10.69 million compared to $10.98 million for the corresponding period of the prior year, a decrease of $293,000, or 3%. The decrease during the nine months ended March 31, 2021 was primarily a result of lower sales of loose jewels through the international distribution network in our Traditional segment which was offset in part by higher sales of loose jewels through our domestic distributors.

U.S. net sales accounted for approximately 95% and 94% of total consolidated net sales for the three and nine months ended March 31, 2021, respectively, compared to 95% and 91% of total consolidated net sales for the  corresponding periods in the prior year. U.S. net sales increased $2.82 million, or 46%, during the three months ended March 31, 2021 from the corresponding period of the prior fiscal year. U.S. net sales increased $5.30 million, or 23%, during the nine months ended March 31, 2021 from the corresponding period of the prior year. U.S. net sales increased during the three and nine months ended March 31, 2021 primarily as a result of increased sales to U.S. customers in both our Online Channels segment and Traditional segment.

Our largest U.S. customer during the three and nine months ended March 31, 2021, accounted for 15% and 13%, respectively, of total consolidated net sales during each respective period. This same customer was our second largest customer during the nine months ended March 31, 2020 and accounted for 13% of total consolidated net sales during the period and was also one of our second largest U.S. customers during the three months ended March 31, 2020, where each accounted for 11% of total consolidated net sales during the period. Our largest U.S. customer during the three and nine months ended March 31, 2020 accounted for 15% and 14% of total consolidated net sales during each respective period. This same customer was also our second largest customer during the three and nine months ended March 31, 2021 and accounted for 13% and 11%, respectively, of total consolidated net sales during each respective period. We expect that we will remain dependent on our ability, and that of our largest customers, to maintain and enhance retail and wholesale programs. A change in or loss of any of these customers or retailer relationships could have a material adverse effect on our results of operations.

International net sales accounted for approximately 5% and 6% of total consolidated net sales for the three and nine months ended March 31, 2021, respectively, compared to 5% and 9% of total consolidated net sales for the corresponding periods of the prior year. As worldwide consumer confidence strengthened during the three months ended March 31, 2021, our international net sales increased 38% from the corresponding period of the prior year primarily as a result of increased demand in our international distributor market and growth in our international direct-to-consumer presence with solid sales from our Online Channels segment in international markets. International net sales decreased 25% during the nine months ended March 31, 2021 from the corresponding period of the prior year primarily as a result of lower demand in our international distributor market, which was partially offset by growth in our direct-to-consumer presence internationally reflecting solid direct-to-consumer sales from our Online Channels segment in international markets. In light of the effects of ongoing global economic conditions, we continue to evaluate these and other potential distributors in international markets to determine the best long-term partners. As a result, and in light of the ongoing worldwide pandemic and international trade challenges, we expect our sales in these markets to continue to fluctuate significantly each reporting period.

We did not have an international customer account for 10% or more of total consolidated sales during the three and nine months ended March 31, 2021 or 2020. A portion of our international consolidated sales represents jewels sold internationally that may be re-imported to U.S. retailers.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the three and nine months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2021	2020	Dollars	Percent	2021	2020	Dollars	Percent
Product line cost of goods sold:
Finished jewelry	$3,051,936	$1,589,501	$1,462,435	92%	$8,808,372	$6,256,525	$2,551,847	41%
Loose jewels	1,468,338	1,512,049	(43,711)	-3%	5,017,863	5,393,155	(375,292)	-7%
Total product line cost of goods sold	4,520,274	3,101,550	1,418,724	46%	13,826,235	11,649,680	2,176,555	19%
Non-product line cost of goods sold	573,178	6,070,382	(5,497,204)	-91%	1,630,980	6,929,389	(5,298,409)	-76%
Total cost of goods sold	$5,093,452	$9,171,932	$(4,078,480)	-44%	$15,457,215	$18,579,069	$(3,121,854)	-17%

Total cost of goods sold was $5.09 million for the three months ended March 31, 2021 compared to $9.17 million for the three months ended March 31, 2020, a net decrease of approximately $4.08 million, or 44%. Total cost of goods sold was $15.46 million for the nine months ended March 31, 2021 compared to $18.58 million for the nine months ended March 31, 2020, a decrease of approximately $3.12 million, or 17%. Product line cost of goods sold is defined as product cost of goods sold in each of our Online Channels segment and Traditional segment excluding non-capitalized expenses from our manufacturing and production control departments, comprising personnel costs, depreciation, rent, utilities, and corporate overhead allocations; freight out; inventory write-offs; and other inventory adjustments, comprising costs of quality issues, and damaged goods.

The decrease in cost of goods sold for the three and nine months ended March 31, 2021 compared to the same periods in 2020 was driven by a prior year write-off during the quarter ended March 31, 2020, of approximately $5.26 million representing the carrying value of our legacy loose jewel inventory and finished goods inventory set with these legacy gemstones. This decrease in cost of goods sold in both the three- and nine-month periods ended March 31, 2021, were offset in part by higher cost of goods sold primarily driven by increased sales of finished jewelry, which reflect higher material and labor costs, in both our Online Channels segment and Traditional segment as a result of strong product demand during both periods.

The net decrease in non-product line cost of goods sold for the three months ended March 31, 2021, comprises a favorable $5.45 million change in inventory valuation adjustments principally related to the write-off of the carrying cost of the Company’s legacy material inventory of $5.26 million during the quarter ended March 31, 2020, as well as other inventory valuation adjustments related to changes in obsolescence reserves in the three months ended March 31, 2021, compared to those in the comparable prior year period. The net decrease in non-product line cost of goods sold also related to an approximate $198,000 change in other inventory adjustments primarily relating to positive changes in production standard cost variances compared to the three months ended March 31, 2020. These decreases in non-product line cost of goods sold were offset in part by a $111,000 increase in non-capitalized manufacturing and production control expenses in the current year period principally due to the timing when work-in-process goods are received into inventory and applicable overhead costs are allocated and a $39,000 increase in freight out from increased shipments resulting from Online Channels segment sales growth during the quarter ended March 31, 2021.

The net decrease in non-product line cost of goods sold for the nine months ended March 31, 2021, comprises a favorable $5.49 million change in inventory valuation adjustments principally related to the write-off of the carrying cost of the Company’s legacy material inventory of $5.26 million during the quarter ended March 31, 2020, as well as other inventory valuation adjustments related to changes in obsolescence reserves in the nine-month period ended March 31, 2021, compared to those in the comparable prior year period. The net decrease in non-product line cost of goods sold also related to an approximate $82,000 change in other inventory adjustments primarily relating to positive changes in production standard cost variances compared to the nine months ended March 31, 2020. These decreases in non-product line cost of goods sold were offset in part by a $258,000 increase in freight out from increased shipments resulting from Online Channels segment sales growth during the nine-month period ended March 31, 2021 and an $18,000 increase in non-capitalized manufacturing and production control expenses in the current year period principally due to the timing when work-in-process goods are received into inventory and applicable overhead costs are allocated.

For additional disclosure relating to non-product line cost of goods sold, see Note 3 to our condensed consolidated financial statements in Item 1, “Financial Statements”, of this Quarterly Report on Form 10-Q.

Sales and Marketing

Sales and marketing expenses for the three and nine months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2021	2020	Dollars	Percent	2021	2020	Dollars	Percent
Sales and marketing	$2,211,350	$2,518,732	$(307,382)	-12%	$6,339,854	$7,909,289	$(1,569,435)	-20%

Sales and marketing expenses were $2.21 million for the three months ended March 31, 2021 compared to $2.52 million for the three months ended March 31, 2020, a decrease of approximately $307,000, or 12%. Sales and marketing expenses were $6.34 million for the nine months ended March 31, 2021 compared to $7.91 million for the nine months ended March 31, 2020, a decrease of approximately $1.57 million, or 20%.

The decrease in sales and marketing expenses for the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to a $261,000 decrease in compensation-related expenses; a $159,000 decrease in professional services fees principally comprising non-recurring consulting services for cyber security and merchandising imaging incurred in the prior year period; a $7,000 decrease in travel expenses as a result of COVID-19 cost-control measures; and a $1,000 net decrease in miscellaneous other general sales and marketing expenses. These decreases were partially offset by a $59,000 increase in advertising and digital marketing expenses; a $45,000 increase in software-related costs principally in connection with maintenance agreements as well as other software-related agreements; and a $17,000 increase in depreciation and amortization expense relating to capitalized costs associated with information technology-related upgrades.

Compensation expenses for the three months ended March 31, 2021 compared to the same period in 2020 decreased primarily as a result of a $382,000 decrease in salaries, commissions, and related employee benefits in the aggregate reflecting our June 2020 management reorganization and workforce reduction. This decrease was partially offset by a $96,000 increase in bonus expense and a $25,000 increase in employee stock-based compensation expense reflecting improved operating results in the current year that impacts both of these performance-based compensation-related benefits.

The increase in advertising and digital marketing expenses for the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to a $283,000 increase in Internet marketing; a $23,000 increase in print media expenses; and a $16,000 increase in cooperative advertising. These increases were offset partially by a $255,000 decrease in outside agency fees and an $8,000 decrease in promotion-related expenses.

The decrease in sales and marketing expenses for the nine months ended March 31, 2021 compared to the same period in 2020 was primarily due to a $1.08 million decrease in compensation-related expenses; a $398,000 decrease in advertising and digital marketing expenses; a $214,000 decrease in professional services fees principally comprising non-recurring consulting services for cybersecurity and merchandising imaging incurred in the prior year period; a $28,000 decrease in travel expenses as a result of COVID-19 cost-control measures; and a $1,000 net decrease in miscellaneous other general sales and marketing expenses. These decreases were partially offset by a $66,000 increase in software-related costs principally in connection with maintenance agreements as well as other software-related agreements; a $46,000 increase in depreciation and amortization expense relating to capitalized costs associated with information technology-related upgrades; a $22,000 increase in general office-related expenses, which are principally related to higher credit card transaction fees from increased online sales levels; and a $17,000 increase in employment-related recruiting fees.

Compensation expenses for the nine months ended March 31, 2021 compared to the same period in 2020 decreased primarily as a result of a $1.04 million decrease in salaries, commissions, and related employee benefits in the aggregate; a $27,000 decrease in employee stock-based compensation expense; and a $17,000 decrease in bonus expense. All three of these compensation-related expense decreases reflect our June 2020 management reorganization and workforce reduction. These decreases were partially offset by a $2,000 increase in employee-related severance costs and a $2,000 net increase in miscellaneous other general employee-related expenses.

The decrease in advertising and digital marketing expenses for the nine months ended March 31, 2021 compared to the same period in 2020 comprises a $342,000 decrease in outside agency fees; a $158,000 decrease in cooperative advertising; and a $5,000 decrease in promotion-related expenses. These decreases were partially offset by a $92,000 increase in Internet marketing and a $15,000 increase in print media expenses.

General and Administrative

General and administrative expenses for the three and nine months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2021	2020	Dollars	Percent	2021	2020	Dollars	Percent
General and administrative	$1,092,683	$994,254	$98,429	10%	$3,278,246	$3,547,441	$(269,195)	-8%

General and administrative expenses were $1.09 million for the three months ended March 31, 2021 compared to $994,000 for the three months ended March 31, 2020, an increase of approximately $98,000, or 10%. General and administrative expenses were $3.28 million for the nine months ended March 31, 2020 compared to $3.55 million for the nine months ended March 31, 2020, a decrease of approximately $269,000, or 8%.

The increase in general and administrative expenses for the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to a $258,000 increase in compensation expenses; a $37,000 increase in bank charges as a result of transaction fees associated with increased online transactions; a $19,000 increase in rent expense, primarily related to our corporate headquarters operating lease amendment that was executed in January 2021 (the “lease amendment”); an $8,000 increase in travel-related expenses; and a $2,000 increase in depreciation and amortization expense. These increases were partially offset by a $113,000 decrease in bad debt expense associated with our allowance for doubtful accounts reserve policy; a $100,000 decrease in professional services; an $11,000 decrease in insurance expenses, principally related to lower renewal premiums; and a $2,000 decrease in expenses for business taxes and licenses.

Compensation expenses increased for the three months ended March 31, 2021 compared to the same period in 2020 primarily due to a $160,000 increase in bonus expense and a $149,000 increase in employee stock-based compensation expense. Both of these increases reflect improved operating results in the current year that impacts both of these performance-based compensation-related benefits. These increases were partially offset by a $51,000 decrease in salaries and related employee benefits in the aggregate reflecting our June 2020 management reorganization and workforce reduction.

Professional services fees decreased for the three months ended March 31, 2021 compared to the same period in 2020 primarily due to an $86,000 decrease primarily in legal fees resulting from non-recurring non-capitalized fees incurred in connection with our underwritten public offering and corporate governance matters in the prior year and a $14,000 decrease in investor relations fees.

The decrease in general and administrative expenses for the nine months ended March 31, 2021 compared to the nine-month period ended March 31, 2020 was primarily due to a $347,000 decrease in professional services; a $97,000 decrease in bad debt expense associated with our allowance for doubtful accounts reserve policy; a $9,000 decrease in Board retainer fees as a result of the resignation of a former Director in September 2019; and a $6,000 net decrease in miscellaneous other general and administrative expenses. These decreases were partially offset by a $61,000 increase in compensation expenses; a $34,000 increase in software-related costs principally in connection with maintenance agreements as well as other software-related agreements; a $31,000 increase in bank charges as a result of transaction fees associated with increased online transactions; a $24,000 increase in rent expense, principally related the lease amendment; a $16,000 increase in travel-related expenses; a $13,000 increase in insurance expenses principally related to higher renewal premiums; a $6,000 increase in depreciation and amortization expense; and a $5,000 increase in business taxes and licenses.

Professional services fees decreased for the nine months ended March 31, 2021 compared to the nine-month period ended March 31, 2020 primarily due to a $179,000 decrease in legal fees resulting from non-recurring non-capitalized fees incurred in connection with our underwritten public offering and corporate governance matters in the prior year; a $78,000 decrease in consulting and other professional services primarily in connection with accounting department support in the prior year; a $47,000 decrease in investor relations fees; and a $43,000 decrease in accounting services also principally related to non-recurring fees associated with our underwritten public offering in the prior year.

Compensation expenses increased for the nine months ended March 31, 2021 compared to the same period in 2020 primarily due to a $111,000 increase in bonus expense and a $94,000 increase in employee stock-based compensation expense. Both of these increases reflect improved operating results in the current year that impacts both of these performance-based compensation-related benefits. These increases were partially offset a $144,000 decrease in salaries and related employee benefits in the aggregate reflecting our June 2020 management reorganization and workforce reduction.

Interest Income

Interest income for the three and nine months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2021	2020	Dollars	Percent	2021	2020	Dollars	Percent
Interest income	$540	$39,425	$(38,885)	-99%	$5,126	$146,182	$(141,056)	-96%

In June 2019, we completed an underwritten public offering of 6,250,000 shares of our common stock, which together with the partial exercise of the underwriters’ overallotment option for an additional 630,500 shares in July 2019, resulted in net proceeds of approximately $9.99 million. The net proceeds from this offering, along with excess operating cash, are deposited into and maintained in an interest-bearing account with a federally insured commercial bank. Accordingly, during the three and nine months ended March 31, 2021 and 2020, we earned interest from cash on deposit in this interest-bearing account. The decrease in earned interest reflects adverse changes in interest rate fluctuations during the first nine months of Fiscal 2021 compared with the same period in Fiscal 2020.

Interest Expense

Interest expense for the three and nine months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2021	2020	Dollars	Percent	2021	2020	Dollars	Percent
Interest expense	$2,412	$116	$2,296	1,979%	$7,318	$535	$6,783	1,268%

On June 18, 2020, we received the proceeds from our Paycheck Protection Program Loan, or the PPP Loan, pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, as administered by the U.S. Small Business Administration, or SBA. The PPP Loan in the principal amount of $965,000 was disbursed by Newtek Small Business Finance, LLC, or the Lender, pursuant to a promissory note, or the Promissory Note, dated June 15, 2020. We accounted for the Promissory Note as debt within the accompanying condensed consolidated financial statements. Accordingly, during the three and nine months ended March 31, 2021, we incurred interest on the Promissory Note. We had no debt during the comparable periods in the prior fiscal year.

Loss on Foreign Currency Exchange

Loss on foreign currency exchange related to foreign sales transacted in functional currencies other than the U.S. dollar for the three and nine months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2021	2020	Dollars	Percent	2021	2020	Dollars	Percent
Loss on foreign currency exchange	$-	$206	$(206)	-100%	$603	$1,058	$(455)	-43%

During the three and nine months ended March 31, 2021 and 2020, we had international sales transactions denominated in currencies other than the U.S dollar that resulted in foreign currency exchange net losses. The decrease in these losses reflects the lower level of international sales denominated in foreign currencies during the three and nine months ended March 31, 2021 compared with the same periods in the prior year.

Provision for Income Taxes

We recognized a net income tax expense of approximately $500 for each of the three-month periods ended March 31, 2021 and 2020, respectively. We recognized a net income tax expense of approximately $1,000 for each of the nine-month periods ended March 31, 2021 and 2020, respectively. Income tax provisions in these periods primarily relate to estimated taxes, penalties, and interest associated with uncertain tax positions.

As of each reporting date, management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. Beginning in 2014, management determined that negative evidence outweighed positive evidence and established a full valuation allowance against our deferred tax assets. We maintained a full valuation allowance against our deferred taxes as of March 31, 2021 and June 30, 2020.

Liquidity and Capital Resources

The impact of the COVID-19 pandemic on the global and domestic economy is currently not fully known and the world continues adapting to the ongoing pandemic and its adverse effects on global economics and worldwide business operations. The impact of the COVID-19 pandemic continues to place unprecedented pressures on global and U.S. businesses including our own. Depending on future developments, including the success of the global vaccine efforts to control the spread of the underlying virus, the pandemic could materially adversely impact our capital resources and liquidity in the future. We remain increasingly focused on the COVID-19 pandemic and are continually evaluating its potential effect on our business and liquidity and capital resources.

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

We also intend to take advantage of available COVID-19 related payroll tax credits for certain wages and paid leave we provided during the pandemic. A portion of these eligible tax credits are determined by qualified emergency paid sick and expanded family and medical leave wages pursuant to the Families First Coronavirus Response Act, or FFCRA. Under FFCRA, we have provided employees with paid federal sick and expanded family and medical leave benefits for which we may be reimbursed by the government through payroll tax credits. Qualifying wages for tax credit purposes under FFCRA are those paid to an employee who takes leave under FFCRA for a qualifying reason, up to the applicable per diem and aggregate payment caps. Applicable tax credits also extend to the employer’s share of amounts paid or incurred to maintain a group health plan.

The Consolidated Appropriations Act, 2021, or the Act, which is the latest federal stimulus relief bill for the COVID-19 pandemic, was signed into law on December 27, 2020. Notably, this legislation provides that employers who received a PPP loan may also qualify for the Employee Retention Credit, or ERC. Previously, pursuant to the CARES Act, taxpayers that received a PPP loan were not eligible for the ERC and this change is retroactive to March 27, 2020. Accordingly, we believe we may be eligible to take advantage of the ERC with respect to the period of time we were shut down in compliance with a governmentally mandated order in the early days of the pandemic. We are in the process of applying for a refund of eligible payroll taxes related to the period of time that we were shut down. We expect to amend our applicable federal payroll tax return to receive the benefit of refundable taxes. Any ERC benefit will be recorded when the refund is received. Finally, as permitted by the NC COVID-19 Relief Act, we expect to receive a payroll tax credit towards our contributions to the North Carolina Unemployment Insurance Fund, which will also serve to further enhance future cash flow.

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

Financing Activities

In June 2019, we completed an underwritten public offering of 6,250,000 newly issued shares of common stock, at a price to the public of $1.60 per share, pursuant to our effective shelf registration statement on Form S-3. Net proceeds from the offering were approximately $9.06 million, net of the underwriting discount and fees and expenses. Pursuant to the terms of the underwriting agreement entered into in connection with this offering, the underwriters were granted a 30-day option to buy up to an additional 937,500 shares of our common stock to cover over-allotments. Pursuant to the partial exercise of the underwriters’ over-allotment option, in July 2019, we issued an additional 630,500 shares of our common stock at a price of $1.60 per share for net proceeds of approximately $932,000, net of the underwriting discount and fees and expenses of approximately $77,000. After giving effect to the partial exercise of the over-allotment option, we sold an aggregate of 6,880,500 shares of our common stock at a price of $1.60 per share with total gross proceeds of approximately $11.01 million, before deducting the underwriting discount and fees and expenses of approximately $1.02 million. Early during Fiscal 2020, we began using the aggregate net proceeds of approximately $9.99 million from the offering for marketing and for general corporate and working capital purposes. In response to the COVID-19 pandemic and its impact on consumer confidence and spending, management drastically reduced related advertising and digital marketing expenditures in mid-March 2020. However, we continue to monitor and adjust our advertising and digital marketing and professional services expenditure levels to correspond to market changes. As a result, we increased these expenditures during the nine-month period ended March 31, 2021, and may continue seeing an increase in these expenditure levels during the remainder of Fiscal 2021 and beyond.

As discussed above, on June 18, 2020 we received a PPP Loan in the principal amount of $965,000 from the Lender pursuant to a Promissory Note dated June 15, 2020. The Promissory Note matures June 18, 2022 and may be extended with the consent of the Lender under the provisions of the CARES Act. The Promissory Note bears interest at a fixed rate of 1% per annum. Pursuant to the terms of the Promissory Note, as amended by the Paycheck Protection Program Flexibility Act, monthly principal and interest payments will commence on October 1, 2021. For financial reporting purposes as of March 31, 2021, the classification of the current maturity of this long-term debt assumes there will be no principal forgiveness and principal repayment for the full outstanding principal amount of the PPP Loan will be spread in equal monthly installments over the period from October 1, 2021 through the maturity date of the Promissory Note.

We did not provide any collateral or guarantees for the PPP Loan, nor did we pay any facility charge to obtain the PPP Loan. The Promissory Note provides for customary events of default, including, among others, those relating to failure to make payment and breaches of representations. We may prepay the principal of the PPP Loan at any time without incurring any prepayment charges.

Operating Activities and Cash Flows

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of March 31, 2021, our principal sources of liquidity were cash, cash equivalents, and restricted cash totaling $19.68 million, trade accounts receivable of $2.14 million, note receivable of $250,000, and net current inventory of $12.64 million, as compared to cash, cash equivalents, and restricted cash totaling $14.62 million, trade accounts receivable of $671,000, and net current inventory of $7.44 million as of June 30, 2020. As described more fully herein, we also have long-term debt in the form of the PPP Loan in the amount of $965,000, of which $643,000 is classified as current as of March 31, 2021, and access to a $5.00 million asset-based revolving credit facility with White Oak, or the White Oak Credit Facility, which expires by its terms in July 2021.

During the nine months ended March 31, 2021, our working capital increased by approximately $12.24 million to $29.66 million from $17.42 million at June 30, 2020. As described more fully below, the increase in working capital at March 31, 2021, is primarily attributable to an increase in our allocation of inventory from long-term to short-term, an increase in our cash, cash equivalents, and restricted cash principally resulting from cash provided by our operations, an increase in our accounts receivable, a decrease in our accounts payable, an increase in connection with the issuance of a short-term note receivable, and a decrease in our short-term operating lease liabilities. These factors were offset partially by an increase in the current portion of our long-term debt, an increase in our accrued expenses and other liabilities, and a decrease in our prepaid expenses and other assets.

During the nine months ended March 31, 2021, approximately $4.67 million of cash was provided by our operations. The primary drivers of our cash flows from operations were the favorable effect of net income in the amount of $4.43 million; an increase in accrued expenses and other liabilities of $3.60 million; a decrease in inventory of $1.56 million; and an increase in accrued income taxes in the amount of $1,000. In addition, the net effect of non-cash items included in net income totaling $969,000 also favorably impacted net cash provided by operating activities during the nine months ended March  31, 2021. These factors were offset partially by an increase in prepaid expenses and other assets of $3.45 million; an increase in accounts receivable of $1.62 million; and a decrease in accounts payable of $828,000.

Accounts receivable increased principally due to the increased level of sales during the three months ended March 31, 2021 as compared with the sales during the period leading up to June 30, 2020. As a result of the COVID-19 pandemic, we offered extended Traditional segment customer payment terms beyond 90 days to certain credit-worthy customers during the first nine months of Fiscal 2021 and second half of Fiscal 2020. Because of the ongoing impact of the pandemic on the global economy, the extension of these terms may not immediately increase liquidity as a result of ongoing current-period sales, which we expect to continue to be pressured due to the effects of the ongoing COVID-19 pandemic. In addition, we believe our competitors and other vendors in the wholesale jewelry industry have expanded their use of extended payment terms and, in aggregate, we believe that, through our use of extended payment terms, we provide a competitive response in our market during the current global economic environment. We believe that we are unable to estimate the impact of these actions on our net sales, but we believe that if we ceased providing extended payment terms, we would be at a competitive disadvantage for some Traditional segment customers in the marketplace during this economic period and that our net sales and profits would likely be adversely impacted.

We manufactured approximately $9.86 million in finished jewelry and $5.48 million in loose jewels, which includes the cost of the loose jewels and the purchase of precious metals and labor in connection with jewelry production, during the nine months ended March 31, 2021. We expect our purchases of precious metals and labor to increase as we continue increasing our finished jewelry business. In addition, the price of gold has increased significantly over the past decade, and more significantly over the last 15 months, resulting in higher retail price points for gold jewelry. Because the market price of gold and other precious metals is beyond our control, the upward price trends could continue and have a negative impact on our operating cash flow as we manufacture finished jewelry.

Historically, our raw material inventories of SiC crystals had been purchased under exclusive supply agreements with a limited number of suppliers. Because the supply agreements restricted the sale of these crystals exclusively to us, the suppliers negotiated minimum purchase commitments with us that, when combined with reduced sales levels during prior periods in which the purchase commitments were in effect, have resulted in levels of inventories that are higher than we might otherwise maintain. As of March 31, 2021 and June 30, 2020, $16.31 million and $23.19 million, respectively, of our inventories were classified as long-term assets. Loose jewel sales and finished jewelry that we manufacture will utilize both the finished goods loose jewels currently on-hand and, as we deplete certain shapes and sizes, our on-hand raw material SiC crystals of $1.80 million and new raw material that we purchase pursuant to the Supply Agreement.

Our more detailed description of our inventories is included in Note 5 to our condensed consolidated financial statements in Part I, Item 1, “Financial Statements”, of this Quarterly Report on Form 10-Q.

As of March 31, 2021, we had approximately $309 of remaining federal income tax credits that expire in 2021 and can be carried forward to offset future income taxes. As of March 31, 2021, we also had a federal tax net operating loss carryforward of approximately $23.72 million expiring between 2022 and 2037, which can be used to offset against future federal taxable income; North Carolina tax net operating loss carryforwards of approximately $20.12 million expiring between 2023 and 2033; and various other state tax net operating loss carryforwards expiring between 2021 and 2040, which can be used to offset against future state taxable income.

Contractual Commitment

On December 12, 2014, we entered into the Supply Agreement with Cree. Under the Supply Agreement, subject to certain terms and conditions, we agreed to exclusively purchase from Cree, and Cree agreed to exclusively supply, 100% of our required SiC materials in quarterly installments that must equal or exceed a set minimum order quantity. The initial term of the Supply Agreement was scheduled to expire on June 24, 2018, unless extended by the parties. Effective June 22, 2018, the Supply Agreement was amended to extend the expiration date to June 25, 2023. The Supply Agreement, as amended, also provides for the exclusive production of our premium moissanite product, Forever One™ and provided us with one option, subject to certain conditions, to unilaterally extend the term of the Supply Agreement for an additional two-year period following the expiration of the initial term. In addition, the amendment to the Supply Agreement established a process by which Cree may begin producing alternate SiC material based on our specifications that will give us the flexibility to use the materials in a broader variety of our products, as well as to permit us to purchase certain amounts of SiC materials from third parties under limited conditions. On August 26, 2020, the Supply Agreement was further amended, effective June 30, 2020, to extend the expiration date to June 29, 2025, which may be further extended by mutual agreement of the parties. The Supply Agreement was also amended to, among other things, (i) spread our total purchase commitment under the Supply Agreement in the amount of approximately $52.95 million over the term of the Supply Agreement, as amended; (ii) establish a process by which Cree has agreed to accept purchase orders in excess of the agreed-upon minimum purchase commitment, subject to certain conditions; and (iii) permit us to purchase revised amounts of SiC materials from third parties under limited conditions. Our total purchase commitment under the Supply Agreement, as amended, until June 2025 is approximately $52.95 million, of which approximately $34.35 million remains to be purchased as of March 31, 2021.

During the nine months ended March 31, 2021, we purchased approximately $2.28 million of SiC crystals from Cree pursuant to the terms of the Supply Agreement, as amended. Going forward, we expect to use existing cash and cash equivalents and access to other working capital resources, including but not limited to the issuance of equity securities, together with future cash expected to be provided by operating activities to finance our purchase commitment under the Supply Agreement, as amended.

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

As of March 31, 2021, we had not borrowed against the White Oak Credit Facility. Our ability to draw down funds from the White Oak Credit Facility, which is tied to our accounts receivable, may from time to time be restricted.

Liquidity and Capital Trends

Notwithstanding the adverse impact that the COVID-19 pandemic has had on the global economy and on our own business operations, we believe that it has not materially adversely impacted our liquidity position and we continue to generate operating cash flows to meet our short-term liquidity needs. We further believe that our existing cash, cash equivalents, and restricted cash and access to other working capital resources, including but not limited to, the issuance of equity securities, and future cash expected to be provided by operating activities combined will be sufficient to meet our working capital and capital expenditure needs over the next twelve months.

Our future capital requirements and the adequacy of available funds will depend on many factors, including the ongoing spread of COVID-19 and duration of the underlying pandemic that could lead to further disruption and volatility in the global capital markets as well as its impact on our rate of sales growth; the expansion of our sales and marketing activities; the timing and extent of raw materials and labor purchases in connection with loose jewel production to support our moissanite jewels and lab grown diamonds business and precious metals and labor purchases in connection with jewelry production to support our finished jewelry business; the timing of capital expenditures; and the risk factors described in more detail in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, in Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2020 and December 31, 2020, and in Part I, Item 1A of our 2020 Annual Report on Form 10-K. We may make investments in, or acquisitions of, complementary businesses, which could also require us to seek additional equity or debt financing.

As of March 31, 2021, we had not borrowed against the White Oak Credit Facility.

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

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. During the three months ended March 31, 2021, we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Third Amendment to Lease Agreement, dated January 29, 2021, between Charles & Colvard, Ltd., and SBP Office Owner, L.P., successor to Southport Business Park Limited Partnership (incorporated herein by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2020)

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

101
The following materials from Charles & Colvard, Ltd.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii)  Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Changes in Shareholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flow; and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARLES & COLVARD, LTD.

	By:	/s/ Don O’Connell
May 6, 2021		Don O’Connell
President and Chief Executive Officer

	By:	/s/ Clint J. Pete
May 6, 2021		Clint J. Pete
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)