Form 10-K
period 2021-06-30
CHARLES & COLVARD LTD
filed 2021-09-03
CIK 1015155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of its effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐        No ☒

As of December 31, 2020, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant was $31,375,932 based on the closing sales price as reported on The Nasdaq Capital Market.

As of August 27, 2021, there were 29,913,095 shares of the registrant’s common stock, no par value per share, outstanding.

DOCUMENT INCORPORATED BY REFERENCE

Certain portions of the Proxy Statement for the registrant’s 2021 Annual Meeting of Shareholders to be held on November 18, 2021 are incorporated by reference into Part III of this Annual Report on Form 10-K.

CHARLES & COLVARD, LTD.

FORM 10-K
For the Fiscal Year Ended June 30, 2021

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

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future. You should be aware that although the forward-looking statements included herein represent management’s current judgment and expectations, our actual results may differ materially from those projected, stated, or implied in these forward-looking statements as a result of many factors including, but not limited to, (1) our business, financial condition and results of operations could continue to be adversely affected by an ongoing COVID-19 pandemic and related global economic conditions; (2) our future financial performance depends upon increased consumer acceptance, growth of sales of our products, and operational execution of our strategic initiatives; (3) our business and our results of operations could be materially adversely affected as a result of general and economic conditions; (4) we face intense competition in the worldwide gemstone and jewelry industry; (5) a failure of our information technology infrastructure or a failure to protect confidential information of our customers and our network against security breaches could adversely impact our business and operations; (6) we are subject to certain risks due to our international operations, distribution channels and vendors; (7) our business and our results of operations could be materially adversely affected as a result of our inability to fulfill orders on a timely basis; (8) we are currently dependent on a limited number of distributor and retail partners in our Traditional segment for the sale of our products; (9) we may experience quality control challenges from time to time that can result in lost revenue and harm to our brands and reputation; (10) seasonality of our business may adversely affect our net sales and operating income; (11) our operations could be disrupted by natural disasters; (12) sales of moissanite and lab grown diamond jewelry could be dependent upon the pricing of precious metals, which is beyond our control; (13) our current customers may potentially perceive us as a competitor in the finished jewelry business; (14) we depend  on an exclusive supply agreement, or the Supply Agreement, with Cree, Inc., or Cree, for substantially all of our silicon carbide, or SiC, crystals, the raw materials we use to produce moissanite jewels; if our supply of high-quality SiC crystals is interrupted, our business may be materially harmed; (15) if the e-commerce opportunity changes dramatically or if e-commerce technology or providers change their models, our results of operations may be adversely affected; (16) governmental regulation and oversight might adversely impact our operations; (17) the execution of our business plans could significantly impact our liquidity; (18) the financial difficulties or insolvency of one or more of our major customers or their lack of willingness and ability to market our products could adversely affect results; (19) negative or inaccurate information on social media could adversely impact our brand and reputation; (20) we rely on assumptions, estimates, and data to calculate certain of our key metrics and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business; (21) we may not be able to adequately protect our intellectual property, which could harm the value of our products and brands and adversely affect our business; (22) if we fail to evaluate, implement, and integrate strategic acquisition or disposition opportunities successfully, our business may suffer; (23) our loan, pursuant to the Paycheck Protection Program, or the PPP Loan, under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, as administered by the U.S. Small Business Administration, or the SBA, was forgiven in full and may be subject to review for compliance with applicable SBA requirements for six years from the date the loan was forgiven; (24) some anti-takeover provisions of our charter documents may delay or prevent a takeover of our company; and (25) our failure to maintain compliance with The Nasdaq Stock Market’s continued listing requirements could result in the delisting of our common stock, in addition to the other risks and uncertainties described in more detail in “Risk Factors” in Part I, Item 1A, of this Annual Report on Form 10-K. Forward-looking statements speak only as of the date they are made. We undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur except as required by the federal securities laws, and you are urged to review and consider disclosures that we make in the reports that we file with the Securities and Exchange Commission, or SEC, that discuss other factors relevant to our business.

PART I

Item 1.	Business

Overview

Our Mission

At Charles & Colvard, Ltd., our mission is to redefine the definition of real within the jewelry industry and for consumers everywhere. We believe fine jewelry can be accessible, beautiful, and conscientious.

About Charles & Colvard

Charles & Colvard, Ltd., a North Carolina corporation founded in 1995 (which may be referred to as Charles & Colvard, we, us, or our), is a globally recognized fine jewelry company specializing in lab created gemstones. We manufacture, market, and distribute Charles & Colvard Created Moissanite® (which we refer to as moissanite or moissanite jewels) and in September 2020, we announced our expansion into the lab grown diamond market with the launch of Caydia®, an exclusive brand of premium lab grown diamonds. We offer gemstones and finished jewelry featuring our proprietary moissanite jewels and premium lab grown diamonds for sale in the worldwide fine jewelry market. Charles & Colvard is the original source of created moissanite, and in 2015, we debuted Forever One™, our premium moissanite gemstone brand. As an e-commerce and multi-channel destination for fine jewelry featuring lab grown gemstones, we believe that the addition of lab grown diamonds is a natural progression for the Charles & Colvard brand.

One of our unique differentiators, moissanite – The World’s Most Brilliant Gem® – is core to our ambition to create a movement around environmentally and socially responsible fine jewelry. We believe that we are leading the way in delivering the premium moissanite brand through technological advances in gemstone manufacturing, cutting, polishing, and setting. By coupling what we believe to be unprecedented moissanite jewels with responsibly sourced precious metals, we are delivering a uniquely positioned product line for the conscientious consumer. Our Caydia® lab grown diamonds are hand selected by our Gemological Institute of America, or GIA, certified gemologists to meet Charles & Colvard’s uncompromising standards and validated by independent third-party experts. Our Caydia® lab grown diamonds are available currently in E, F, and G color grades (based on the GIA’s color grading scale) with a minimum clarity in accordance with the GIA’s VS1 clarity classification along with excellent polish and symmetry. All of our Caydia® lab grown diamonds are set with mostly recycled precious metals.

Our strategy is to build a globally revered brand of lab created gemstones and finished jewelry that appeal to a wide consumer audience. We believe this strategy leverages our advantages of being the original and leading worldwide source of Charles & Colvard Created Moissanite® and offering a curated assortment of jewelry featuring Caydia® lab grown diamonds, which together we believe offers an ideal combination of quality and value. We also believe a direct relationship with consumers is important to this strategy, which entails delivering tailored educational content, engaging in dialogue with our audience, and positioning our brand to meet the demands of today’s discerning consumer.

We believe our expanding application of an omni-channel sales strategy across the jewelry trade and to the end consumer with accessible lab created gemstones and value branded finished jewelry featuring Charles & Colvard moissanite and lab grown diamonds positions our goods at the many touchpoints where consumers are when they are making their buying decisions – thereby creating greater exposure for our brand and increasing consumer demand.

We sell loose moissanite jewels, lab grown diamonds, and finished jewelry set with these gems through two operating segments: our Online Channels segment, which encompasses our digital properties components, comprised of our charlesandcolvard.com and moissaniteoutlet.com websites, e-commerce outlets, including marketplaces, drop-ship customers, and other pure-play, exclusively e-commerce customers; and our Traditional segment, which consists of domestic and international distributors and retail customers.

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

Our Market Opportunity

As a result of the COVID-19 pandemic, we have witnessed a shift in e-commerce shopping, and we have seen this change in consumer behavior continue through June 2021. According to an Adobe Digital Economy Index Report, from Adobe Analytics, as of the quarter ended March 31, 2021, global e-commerce and online retail spending in the U.S. have surged over the past year, with year-over-year growth of 39% and 49%, respectively. We believe that there is evidence to suggest that many brick-and-mortar retail stores have migrated sales to online platforms this past year. In their same Adobe Digital Economy Index Report, as of March 31, 2021, Adobe Analytics is projecting that global e-commerce sales are on pace to hit $4.2 trillion for calendar year-end 2021.

By 2025, the value of the worldwide fashion jewelry market is expected to drive approximately $300 billion in worldwide sales according to a November 2020 report from Statista, a global provider of retail market and consumer driven data. We continue to believe that the convergence of the online jewelry consumer, coupled with the emergence of lab-created gemstones, is a solution for the ethically minded consumer that continues to present what we believe is a sizeable opportunity for the Charles & Colvard brand.

Our Strategic Outlook

The COVID-19 pandemic continues to present business challenges in 2021 and we expect those challenges to continue into our fiscal year ending June 30, 2022, or Fiscal 2022. The full extent of and the ultimate impact of the COVID-19 pandemic on our operational and financial performance remains uncertain and continues to depend on many factors outside of our control, including, without limitation: the timing, extent, trajectory and duration of the pandemic; the development and availability of effective treatments and the long-term impacts of the global vaccine rollout; the imposition of protective public safety measures; and the impact of the pandemic on the global economy and demand for consumer products. Due to the potentially significant impact on our operations as a result of the COVID-19 pandemic, including governmental responses to prevent further outbreak of the virus, coupled with the severity of its evolving variants, current period results are not necessarily indicative of expected performance for our full Fiscal 2022. We anticipate that the COVID-19 pandemic could continue to have an adverse impact on our business, results of operations, and financial condition during Fiscal 2022.

Additional risks to the Company related to the COVID-19 pandemic are included in Part I, Item 1A. “Risk Factors.” A detailed description of the actions we have taken, and are taking, in response to the COVID-19 pandemic is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our strategic focus for Fiscal 2022 is centered on the continued expansion of Charles & Colvard’s brand on a global scale and to increase the size of our business through top-line growth. As lab-created gemstones are being embraced by emerging generations, we believe our ability to establish moissanite and the Charles & Colvard brand directly with consumers is key to our future success and ability to fuel our growth. We will execute on our key strategies with a continued commitment to spending judiciously and generating sustainable earnings improvement.

Our key strategic goals for Fiscal 2022 are as follows:

•
Expansion of Brand Presence. We plan to continue focusing on conversion-based advertising campaigns by way of capitalizing on our existing digital platform and transactional website, charlesandcolvard.com. We believe that we also have the ability to utilize new technological functionality to engage our social media audience on Facebook, Instagram, and YouTube, among others, by showcasing our products in real time through available existing online video streaming and live stream broadcasting platforms. In furtherance of our brand presence, we expect to continue our quest to reach all customers where they shop. To accomplish this, we plan to explore opportunities to develop retail showrooms in order to display and showcase the styles in our exclusive Signature Collection, which will allow those consumers – who want to see, touch, and feel our jewelry in person – an opportunity to engage with our products. We believe these initiatives are the natural progression of our omnichannel marketing strategy and that these programs will continue to expand our brand presence, increase customer engagement, expand our product offerings, and bolster our top-line growth. We believe that the expansion of our brand presence is a key factor in achieving our overall success in Fiscal 2022.

•
Enhanced Customer Engagement. We plan to further develop and expand our existing content production capabilities by building a broadcast studio in our Research Triangle Park, North Carolina, headquarters. We expect a new studio will provide the setting for live streaming capability on our website as well as other social media broadcast channels. We believe a key element of accomplishing this goal during Fiscal 2022 is our arrangement with and the implementation of Bambuser, a leading live streaming global platform with innovative hosting and broadcasting capabilities. This innovative technology will allow us to host live shows and broadcast events for special initiatives and introducing new product collections. We’re excited to join Bambuser’s list of brands such as LVMH, a leading global luxury products group that includes its Louis Vuitton®, Moët & Chandon©, and Hennessy® family of brands. In addition, Bambuser’s list of participating associates also includes such well-known consumer brands as Clarins®, Samsung©, and Adidas®. We expect this relationship to add a new sales channel opportunity for our direct-to-consumer business and encourage personal interaction with our online customer base, while also providing a platform to explore and engage celebrity and social media influencers.

•
Product Development. We intend to explore product development opportunities during Fiscal 2022 to bring forward new product offerings that align with our exclusive brand and core values, just as we did in our fiscal year ended June 30, 2021, or Fiscal 2021, with Caydia®, our premium brand of lab grown diamonds. We plan to develop and move forward with new proprietary product offerings, styles, and collections as well as an increased breadth of product categories to further meet the needs of existing and new customers. We expect to also continue focusing on the use of recycled metals and employing sustainable practices in order to serve today’s environmentally aware and conscientious consumer.

•
Disciplined Growth. We remain aware of the ongoing challenges and economic uncertainties facing the U.S. and global economies as a result of the COVID-19 pandemic. However, we intend to continue developing and expanding our technological capabilities to make informed data-driven decisions across all areas of our business and marketing platforms. Consistent with the planned expansion of the Charles & Colvard brand, we also intend to continue exploring strategic alliance relationships with businesses in the retail and fine jewelry industry where we believe that we would be able to capitalize on existing market synergies and likeminded product brands to help us achieve desired market growth. In the meantime, we plan to continue building an organic growth strategy through a dedication to our existing core product market and providing ongoing exemplary customer service. We will continue to engage with our shareholder base to help create value for our shareholders. To accomplish our long-term strategy for growth, we intend to continue focusing on disciplined growth opportunities that are both complementary and accretive in pursuit of our plans for long-term shareholder value and growth.

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

Our approach for marketing directly to the consumer in our Online Channels segment includes the following types of communication channels: (i) organic social media; (ii) paid advertising (including, but not limited to, search engine marketing, display ads, video ads, and social media advertising); (iii) email; (iv) public relations; (v) product and style influencers; (vi) digital content creators; and (vii) our own website. In addition, our marketing approach comprises the following types of content types: (i) photography; (ii) videos; (iii) interactive immersive experiences (including but not limited to, online personal concierge shopping assistance and streaming live broadcast events and video shopping opportunities); and (iv) user-generated content.

Equally as important to us as marketing to our direct consumer audience is encouraging our customers to move through the process of engaging with our brand – and eventually converting them into a lifetime Charles & Colvard customer. Throughout our marketing tactics, we employ calls to action that drive the consumer to the many virtual and actual locations where they can view our products, initiate, and complete their purchases. We utilize a centralized distribution and fulfillment facility in Research Triangle Park, North Carolina, to fulfill Online Channels segment orders.

Following are our principal online transactional channels:

•
charlesandcolvard.com. We believe that we continue to enhance our primary transactional website to optimize the platform for the online mobile consumer – whether shopping on a computer at home or a mobile device – and to improve our customers’ experiences. Programs such as free shipping, a 60-day returns policy, and an enhanced and personalized shopping experience have been and will continue to be improved and rolled out over time. With data collected through web analytics, and through user surveys that reveal how consumers use the site, we are in a continual state of optimizing the buying experience – making it easier for shoppers to browse, sort, and compare. Where possible, we utilize these data to inform the selection of new, innovative technologies to further enhance our users’ experience, including technologies provided by such partners as Amazon Pay, Affirm, Inc., and PayPal Holdings, Inc., or PayPal, for financing purchases, Braintree, a service of PayPal, for ease of transfer, and Flow Commerce, Inc., or Flow, which is a company that specializes in facilitating cross-border global trade and e-commerce services. Our goal is to remain continually focused on improving our customers’ experience.

•
moissaniteoutlet.com. On March 16, 2021, we launched our secondary direct-to-consumer website, moissaniteoutlet.com, which is a product disposition channel that we believe complements our global positioning and dominance in the moissanite gemstone market. Our website, moissaniteoutlet.com, is an e-commerce shopping destination that caters to the opportunistic and bargain-seeking consumer base for our moissanite products. We believe this new online property allows us to monetize substantially all our raw material and finished goods inventory, thus minimizing product shrinkage and waste. As a unique online shopping destination with a very different product offering strategy, we believe moissaniteoutlet.com rounds out our product offerings with quality discounted jewelry products allowing us to serve a broader range of demographics and consumers. Our product assortment on moissaniteoutlet.com includes moissanite rings, earrings, pendants, and bracelets, as well as jewelry set with colored moissanite, and other lab created colored gemstones. From time to time, we plan to continue featuring daily pricing deals and flash product sales on moissaniteoutlet.com to encourage consumers to take advantage of favorable pricing opportunities.

•
Cross-Border Trade. Through the ongoing application of cross-border trade, or CBT, technology, such as building our relationship with Flow, we believe CBT continues being a significant opportunity in Fiscal 2022 and beyond. We believe that Flow’s technological platform helps such global enterprises create a positive and localized shopping experience for their international customers while helping to provide a complete and accurate record of CBT transactions for the enterprise.

•
Marketplaces. We continue seeing a large majority of buyers start their online shopping experience utilizing a worldwide web search. In fact, according to jumpshot®, a global content management and digital intelligence firm that tracks marketplace data, more than 50% of those web searches continue to originate on Amazon. That number continues skewing even higher within the Millennial demographic in that Amazon is the web search brand Millennials continue to identify as most relevant based on a finding by the Pew Research Center, a nonpartisan fact-based think tank. Therefore, we have made a point to maintain a prominent presence on Amazon, achieving Seller-Fulfilled Prime status, which means we have the option of fulfilling orders with the same benefits of Amazon Prime. This continues to enable us to be positioned more prominently in Amazon’s search platform and to take advantage of their negotiated shipping rates and service levels that, in turn, lowers our overall shipping costs. This status is available by Amazon to only those sellers who have a history of fulfilling orders quickly and maintaining appropriate levels of stock. Our marketplace relationship with Amazon includes, in addition to domestic websites, international locations, including websites in the U.K., Europe, Australia, and Japan. We also continue to have a market presence on eBay and a multitude of other specialty marketplaces, allowing us to meet our customers when and where they want to buy. As the world and its economy is beginning to recover from the pandemic, our goal remains to continue optimizing our presence on these marketplaces and to continue expanding into new untapped regions and platforms where we have identified cost-effective opportunities.

•
Pure-Play E-tailers. FTI Consulting, a global business advisory firm, continues to project that at least 25% of total retail sales will become e-commerce centric by 2030. As consumers continue maintaining an online shopping presence and become more digitally savvy, new businesses have gained traction by tailoring their product, services, and experiences to specific consumer preferences. We believe that these pure-play e-tailers offer unique opportunities for Charles & Colvard to feature our gemstones and connect with their loyal audiences.

•
Drop Ship Retail. In an effort to expand their product offerings and assortments, many retailers utilize direct fulfillment from their vendors to their consumers, or drop-ship, as it enables them to offer a more robust assortment online without having to physically take ownership of the goods in their warehouse. These retailers often seek socially and environmentally responsible brands to serve the demand for conscientious product selection from their audiences. Since we began direct-to-consumer drop-shipping products in 2013, we have refined our digital information technology and operations capabilities to support these partnering arrangements in multiple ways, including fully integrated electronic data interchange, or EDI, solutions for inventory management, order processing, and invoicing. Operationally, we continue maintaining in-stock rates and leveraging our centralized distribution and fulfillment facility to meet partner service-level agreements, or SLAs, for shipments and returns. We plan to continue seeking new and strategic alliance relationships as well as optimizing existing arrangements throughout Fiscal 2022 and beyond.

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

We utilize a centralized distribution and fulfillment facility in Research Triangle Park, North Carolina, to fill bulk orders to manufacturer, distributor, and retail customers.

•
Retail. In order to create awareness and exposure for our gemstones, jewelry, and brands, we sell loose moissanite jewels and finished jewelry featuring moissanite at wholesale prices to nationally recognized and emerging retail customers through a broad range of channels including jewelry chains and department stores. Wholesale orders are received by way of purchase orders and fulfilled from our centralized fulfillment center. In many cases, we have placed loose moissanite jewels and finished jewelry inventory in stores on a consignment basis. Under this consignment model, in accordance with our revenue recognition accounting policy, we recognize the revenue for these transactions after the retail partner has sold an item to a consumer or other contractual conditions are met. In other cases, a retailer purchases the goods, or a portion of the goods, under what we call an asset purchase model. Under our asset model, we recognize the sale and related revenue upon transfer of the goods to the retailer. Due to the maturity of certain retail relationships, we have migrated select brick-and mortar partners to a blended asset and consignment model account structure, which affords us more favorable customer payment terms that result in more favorable cash flow. We will continue to evolve our retail channel strategy as we optimize our methods and partnering arrangements.

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

•
International Manufacturers and Distributors. In order to create global awareness and exposure for our lab created gemstones, jewelry, and brands, we sell loose moissanite and lab created diamond gems, as well as finished jewelry featuring these gemstones, to international wholesale distributors and finished jewelry manufacturers at distributor prices, that in turn sell the actual loose jewels or set the loose jewels in mountings and sell the finished jewelry to brick-and-mortar and online retailers. We currently have numerous international wholesale distributors based in Australia, Canada, Hong Kong, India, Japan, the Netherlands, Singapore, and South Africa. Some of these distributors typically sell into neighboring countries and the extended geographic regions where they may be located. Additionally, from time to time, we have placed loose moissanite jewels and finished jewelry inventory with select international distributors on a consignment basis. Notwithstanding the impact of the ongoing worldwide pandemic, we continue to evaluate our channel strategy for international distributors, which may result in a change to our historical international distributor methods and strategic partners. A portion of our international sales consists of finished jewels sold internationally that may be re-imported to U.S. retailers.

For a discussion of our largest customers for the fiscal years ended June 30, 2021 and 2020, see Note 14 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

Seasonality

Sales in the retail jewelry industry are typically seasonal due to increased consumer purchases during the calendar year-end holiday season and during other holiday periods such as Valentine’s Day, St. Patrick’s Day, and Mother’s Day. Because historically we have primarily sold our loose moissanite jewels and finished jewelry featuring moissanite, and now more recently sell gemstones and finished jewelry featuring our premium lab grown diamonds, at wholesale pricing to distributors, manufacturers, and retailers, our sales to support the holiday season have largely taken place during the third and beginning of the fourth calendar quarters, depending on the sales channel and the level of advanced planning and production our customers undertook. However, the effect of seasonality on our business is also impacted by the timing of orders we receive to support new or expanded distribution and the level of current inventory positions held by our customers. In recent years, we experience a higher degree of seasonality in the fourth calendar quarter than we have experienced in prior years primarily as a result of the increased calendar year-end holiday season sales to end consumers through our Online Channels segment. In future periods, as direct to consumer sales of our finished jewelry featuring both moissanite and lab grown diamonds increase – both in dollars and as a percentage of total sales – we anticipate a seasonality trend more typical with the retail jewelry industry, and these factors may significantly affect our results of operations in a given quarter.

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

The following table compares the physical properties of moissanite jewels with other fine gemstone materials, including lab grown diamonds:

Description	Refractive Index	Dispersion	Hardness (1)	Toughness
Charles & Colvard Created Moissanite®	2.65-2.69	0.104	9.25 – 9.5	Excellent
Diamond (including mined and lab grown diamonds)	2.42	0.044	10	Good to Excellent (2)
Ruby	1.77	0.018	9	Excellent (3)
Sapphire	1.77	0.018	9	Excellent (3)
Emerald	1.58	0.014	7.50	Poor to Good

(1) For purposes of this table, “hardness” is based on the Mohs Scale, which is a relative scale only. Quantitative comparisons of different gemstone materials cannot be made directly using the Mohs Scale. Moissanite jewels, while harder than all other known gemstones, are approximately one-half as hard as diamond.
(2) In cleavage direction, toughness is “good”.
(3) Except twinned stones

Sources: Gemological Institute of America, Gem Reference Guide for GIA Colored Stones, Gem Identification and Colored Stone Grading Courses 32-35, 65-82, 87-90 (1995); Cornelius S. Hurlburt, Jr. & Robert C. Kammerling, Gemology 320-324 (2d Ed. 1991); Kirk-Othmer, Encyclopedia of Chemical Technology 524-541 (5th Ed. 2004); Institution of Electrical Engineers, Properties of Silicon Carbide (Gary L. Harris, Ed., 1995); Robert Webster, Gems: Their Sources, Descriptions and Identification, 889-940 (5th Ed. 1994); W. von Muench, Silicon Carbide in Landolt-Börnstein - Numerical Data and Functional Relationships in Science and Technology, New Series, Group III, Vol. 17C, pp. 403-416 and 585-592 (M. Schultz and H. Weiss, Eds., 1984); Kurt Nassau, Shane F. McClure, Shane Ellen & James E. Shigley, Synthetic Moissanite: A New Diamond Substitute, Gems & Gemology, Winter 1997, 260-275; Kurt Nassau. Moissanite: A New Synthetic Gemstone Material, Journal of Gemology, 425-438 (1999); Mindat.org (a project of the Hudson Institute of Technology), “Moissanite” (https://www.mindat.org); and Wikipedia.org, “Moissanite” (https://en.wikipedia.org/wiki/Moissanite).

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

We evaluate the finished gems to exacting standards with automated video-imaging equipment using internal and independent third-party certified gemologists. Due to the rare natural occurrence of moissanite and both the proprietary and technical limitations in producing mass quantities of gem-grade moissanite, we believe that moissanite is among the rarest of jewels.

Lab Grown Diamond

Lab grown diamond materials have been synthesized since the early 1940s and eventually made their way into industrial applications during the next decade. Originally, this process was used mainly for producing diamond products used in industrial applications such as for diamond-tipped drill bits and commercial-grade abrasives as well as products used for unique specialized surgical equipment within the medical field. In 1955, scientists discovered a way to duplicate the conditions in a laboratory setting under which diamonds naturally develop. Inside a high-pressure cell, carbon atoms are subjected to intense heat and pressure, until the atoms grow and crystalize on seed crystals as a man-made diamond. More recently, an advanced technological method for creating diamonds, known as chemical vapor deposition, or CVD, mimics the method of natural diamond formations. CVD uses extreme pressure and a heated mixture of methane and hydrogen to produce gemstone quality lab grown diamonds that are used in the fine jewelry industry. Lab grown diamonds are cut and polished in the same manner as natural diamonds, producing identically optical, physical, and chemical properties as their mined diamond counterpart. The gemstone physical properties table set forth above denotes the range of physical attributes that are consistent for both mined and lab grown diamonds.

Many misconceptions exist surrounding lab grown diamonds. The most-asked question we receive regarding lab gown diamonds is whether or not lab grown diamonds are considered to be real diamonds. In response to this question, we unequivocally believe that lab grown diamonds are 100% real. We contend that the main difference between lab grown diamonds and those that are mined is simply the origin of the diamond itself. The critical characteristics of a diamond, those being its appearance, its chemical composition, and its physical properties are exactly the same in both a diamond that is mined versus one that is grown in a laboratory. A lab grown diamond can only be distinguished from natural diamonds using specialized equipment that can detect the minor differences in trace elements and crystal growth.

Products and Product Development

Moissanite Jewels

Historically, Charles & Colvard primarily sold legacy moissanite jewels including Forever Classic™ and Forever Brilliant®. In 2015, we announced availability of our premier product, the first colorless moissanite jewel, Forever One™, which grades from colorless (D-E-F) to near-colorless (G-H-I) using the GIA’s color grading scale. Our limited launch was met with enthusiasm from channel partners and consumers. In response to this demand, we continue to expand our Forever One™ product line with additional shapes and sizes. Today, we offer Forever One™ in 27 cuts, and a multitude of sizes ranging from melee accent stones as small as 0.002 carats to gemstones up to 6.13 carats, and our Exotics line of products that are as large as 15.55 carats diamond equivalent weight, or DEW.

In May 2018, we announced the availability of a new grade of gemstone, Moissanite by Charles & Colvard®. We believe that, with the exception of our own colorless moissanite jewel, Forever One™, our latest gemstone is a cut above other moissanite on the market. The distinction between Forever One™ and Moissanite by Charles & Colvard® is made through our applied expertise throughout the design and manufacturing process summarized below and described in more detail in “Manufacturing and Quality Assurance”. We believe that due to the discerning approach we take to ensure the quality of Forever One™, it remains far above any other offering available today. By closely evaluating clarity, color, and cut, we are able to determine which gemstones meet our exemplary standards for Forever One™, and those that fit within one of the classifications for our multiple grade Moissanite by Charles & Colvard® gemstones.

Our manufacturing process starts with SiC material primarily manufactured by Cree through its patented process. This proprietary growing process creates a SiC material that is nearly free of micropipes – a type of inclusion sometimes found in lab-grown SiC material. However, based on the terms of the amended Supply Agreement with our strategic partner, we are permitted to purchase certain amounts of SiC materials from third parties under limited conditions. Either way, the SiC material comes to us as a boule, or a formed mass, that has the atomic structure of a single crystal. After beginning our manufacturing process, each boule is carefully inspected by our certified gemologists to ensure it meets our minimum standards for Charles & Colvard Created Moissanite® gemstones, including those for clarity and color grades. The products that meet appropriate minimum quality standards move forward on the journey to become our Charles & Colvard Created Moissanite® gemstones. From this point, as the product continues to move through our manufacturing process, it is subjected to further processing steps, such as cutting, faceting, and finishing. At the end of our manufacturing process, it’s the clarity and color designation, coupled with further inspection by our certified gemologists regarding the quality levels of the cutting, faceting, and finishing processes, that will ultimately determine if the product becomes one of our premier Forever One™ gemstones or one our multiple grade Moissanite by Charles & Colvard® gemstones.

Moissanite Finished Jewelry

We began selling finished jewelry featuring moissanite in 2010. Our core designs included stud earrings, solitaire and three-stone rings, pendants, and bracelets. We are now selling an expanded selection of fashion-oriented, designer-inspired moissanite jewelry that we offer as an expansion to the core line of jewelry. The primary components of our moissanite finished jewelry are loose moissanite jewels that we have on hand as part of our finished goods inventory, precious metal settings, and labor to mount the jewels into the settings.

Source of Moissanite Raw Material

Our moissanite jewels are made from gem-grade SiC crystals. Our primary supplier of SiC crystals is Cree with which we have certain exclusive supply rights for SiC crystals to be used for gemstone applications. In addition, based on the terms of the Supply Agreement with Cree, as amended, described below, we are permitted to purchase certain amounts of SiC materials from third parties under limited conditions. We source the metals used for our finished jewelry, including white, yellow, and rose gold, platinum, tantalum, and sterling silver, from a number of domestic and international manufacturers located in the U.S., China, India, Mexico, Hong Kong, Vietnam, or Portugal. In line with our goal of providing socially and ethically sourced products, we require suppliers to adhere to our stringent supplier guidelines, as well as to certify that their gold and tantalum are coming from conflict free sources and that all precious metals supplied to us are responsibly sourced.

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

We believe that our Supply Agreement with Cree, which holds the U.S. patent for micropipe-free silicon carbide material and the related method of manufacture, provides us a superior quality core material above all other moissanite and one that possesses an unrivaled level of gemstone clarity. We also believe that the terms and conditions contained within the amended Supply Agreement are overall more favorable when compared with those in the Supply Agreement prior to the amendments. Our total purchase commitment under the Supply Agreement, as amended, until June 2025 is approximately $52.95 million, of which approximately $32.85 remains to be purchased as of June 30, 2021.

For more information regarding the second amendment to our Supply Agreement, executed on August 26, 2020, see Note 10 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

Lab Grown Diamonds

On September 14, 2020, we announced our expansion into the lab grown diamond product market with the launch of Caydia®, an exclusive brand of premium lab grown diamonds. Our Caydia® lab grown diamonds are hand selected by our GIA certified gemologists to meet Charles & Colvard’s standards and validated by independent third-party experts. Our Caydia® lab grown diamonds are available currently in E, F, and G color grades (based on the GIA’s color grading scale) with a minimum clarity in accordance with the GIA’s VS1 clarity classification along with excellent cut, polish, and symmetry. All of our Caydia® lab grown diamonds are set with responsibly sourced precious metals.

Lab Grown Diamond Finished Jewelry

We began offering finished jewelry featuring our Caydia® premium lab grown diamonds in September 2020. In addition to our core designs that include stud earrings, solitaire and multiple-gemstone rings, pendants, and bracelets, we are also selling a curated assortment of designer inspired luxury fashion finished jewelry featuring our Caydia® premium lab grown diamonds. The primary components of our Caydia® lab grown diamond finished jewelry are loose lab grown diamond jewels that we have either (i) purchased and have on hand from a core select group of lab grown diamond suppliers, manufacturers, and finishers or (ii) purchase directly from the same select group of lab grown diamond suppliers, manufacturers, and finishers for assembly with responsibly sourced precious metal settings that includes the cost of labor to mount the lab grown diamond jewels into the settings.

Sources of Lab Grown Diamond Raw Material

Our premium lab grown diamonds are made by third-party manufacturers from what we believe is the most technologically advanced method for laboratory created gemstone quality diamonds used in the fine jewelry industry. We purchase our lab grown diamonds from established domestic suppliers that comprises a supply chain, which we believe has proven to meet our rigid and quality certified standards and timelines to meet our inventory supply needs. We source the metals used for finished jewelry set with our Caydia® lab grown diamonds, including white, yellow, and rose gold, platinum, tantalum, and sterling silver, from a number of domestic and international manufacturers located in the U.S., China, India, Mexico, Hong Kong, Vietnam, or Portugal. In line with our goal of providing socially and ethically sourced products, we require suppliers to adhere to our stringent supplier guidelines, as well as to certify that their gold and tantalum are coming from conflict free sources and that all precious metals supplied to us are responsibly sourced.

Intellectual Property

We held a number of U.S. product and method patents for moissanite jewels that expired during 2015, under which we had broad, exclusive rights to manufacture, use, and sell moissanite jewels in the U.S. We held these same patents in 25 foreign jurisdictions, primarily across Asia and Europe, that expired in 2016, with one remaining in Mexico that expired in Fiscal 2021. In addition, we have certain trademarks and pending trademark applications that support our moissanite branding strategy. Additionally, we have certain issued design patents that we believe will differentiate our products in the gemstone and jewelry industry. Since the expiration of our patents, we have noted new providers of moissanite entering the market. We know how challenging it is to create high-quality moissanite and anticipate it will take emerging providers significant time and investment to bring meaningful and competitive products to market. As we experienced ourselves, achieving the capacity to consistently produce a high-quality moissanite product at mass scale requires a careful balance of SiC-specific faceting skills and a well-tuned global supply chain. Therefore, in the foreseeable future, we do not anticipate significant direct moissanite competition in our superior quality gemstone ranges with consistent production volumes.

Our success and our ability to compete successfully depends in part upon our proprietary technology. In addition to our design patents, we rely on trade secret laws and employee, consultant, and customer confidentiality agreements to protect certain aspects of our technology. We currently are not subject to any claims that our products or processes infringe on the proprietary rights of third parties. At the present time, we are also dependent on Cree’s technology for the production of SiC crystals.

Manufacturing and Quality Assurance

Moissanite Jewels

The production of Charles & Colvard Created Moissanite® jewels is an elaborate process developed over a number of years of collaborative research and development, acquired and learned knowledge from scientists, and considerable investment expense.

Following are the key steps involved in the manufacturing processes of our moissanite jewels:

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

Manufacturing Rough Preforms. We have made considerable investment in the design, development, and customization of a proprietary manufacturing process that includes equipment, software, and procedures to maximize raw material yield. The result is production of intermediary shapes, called “preforms,” that vary depending upon the size and shape of the desired finished jewel. Currently, we are not spending research and development funds in connection with these processes. However, when potential technology aligns with our production business model, we intend to explore and potentially invest in such research and development resources to improve raw material yield, including studying alternate preform shapes and cutting technologies, due to the dramatic effect such an improvement could have on our gross margin percentage.

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

Moissanite Finished Jewelry

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

Lab Grown Diamonds

To ensure a premium lab grown diamond product standard, the quality assurance process for our purchased Caydia® gemstones, which are 0.5 Carat Total Weight, or CTW, and above, are individually hand selected by our GIA certified gemologists to meet our strict and uncompromising quality standards. The product quality and gemstone physical characteristics of each lab grown diamond we purchase are also validated by independent third-party gemology experts. Each lab grown diamond is accompanied by an official document that contains a unique prescribed and registered serial number that denotes such certification of qualification and authenticity.

Lab Grown Diamond Finished Jewelry

Our line of finished jewelry featuring our Caydia® lab grown diamonds is developed by a team of industry experts integrating our premium lab grown diamonds into many forms of jewelry, generally made of responsibly sourced precious metals, either designed or purchased by us utilizing a core group of suppliers, manufacturers, and finishers. We provide a twelve-month Limited Warranty on all finished jewelry featuring our Caydia® lab grown diamonds.

All procured finished jewelry components featuring our Caydia® lab grown diamonds are sourced from our approved suppliers, and each finished jewelry item is jobbed and/or tracked by stock keeping unit, or SKU, utilizing our enterprise resource planning system. The components of our Caydia® lab grown diamonds finished jewelry comprised in each job are then manufactured into finished jewelry by assemblers either in the U.S. or internationally in China, India, Mexico, Hong Kong, Vietnam, or Portugal. We are continuously working with our existing manufacturing partners, as well as identifying new manufacturing partners, to expand our assortments and efficiencies.

All finished jewelry featuring our Caydia® lab grown diamonds produced by Charles & Colvard undergoes a multi-point inspection process. A representative sampling of manufactured finished jewelry items undergoes stone and metals testing to ensure that the items for sale are of the quality that we strive to maintain. Also, in line with our goal of providing socially and ethically sourced products, we require suppliers of our gold and tantalum to certify that the gold and tantalum is coming from conflict free sources and that all precious metals supplied to us are responsibly sourced. If required by government ordinance or requested by a customer, we facilitate the inspection of our finished jewelry by internationally recognized testing facilities to comply with legal requirements and to ensure consumer confidence.

Each finished jewelry product we sell, which is set with our Caydia® gemstones, is inspected by our in-house GIA certified gemologists and quality assurance specialists prior to shipment to the end-consumer from our own fulfillment center in Research Triangle Park, North Carolina. The registered certificate of authenticity accompanies each Caydia® gemstone or finished jewelry set with Caydia® lab grown diamonds when shipped to the end consumer. All of our Caydia® lab grown diamonds are set with mostly recycled precious metals.

Working Capital Practices

Our primary source of working capital is cash on hand and cash generated by our operations. As global and U.S economic activity continues evolving in response to the ongoing COVID-19 pandemic, the risk of constraints on our cash and working capital, including experiencing potential liquidity challenges, remains in the forefront of our working capital management practices. Despite our cost-saving efforts, many business and operating expenses have remained flat or continued to rise. Cash flow management will remain crucial for our business in the months ahead and we intend to monitor fluctuations in our revenues that could impact our ongoing cash flow from operations. We expect to remain proactive in managing our inventory levels given the uncertainty in the worldwide supply chain, which may also place further demands on our level of working capital. Because we have quarterly minimum purchase commitments under the Supply Agreement, we may be required to purchase SiC materials in excess of our immediate needs from time to time, which may result in inventories that are higher than we might otherwise maintain.

We have an effective shelf registration statement on Form S-3 on file with the SEC that allows us to periodically offer and sell, individually or in any combination, shares of common stock, shares of preferred stock, warrants to purchase shares of common stock or preferred stock, and units consisting of any combination of the foregoing types of securities, up to a total of $25.00 million, of which all is available. However, we may offer and sell no more than one-third of our public float (which is the aggregate market value of our outstanding common stock held by non-affiliates) in any 12-month period.  Our ability to issue equity securities under the shelf registration statement is subject to market conditions, which may be in turn, subject to, among other things, the potential disruption and volatility that may be caused by ongoing effects of the COVID-19 pandemic.

In June 2019, we completed an underwritten public offering of 6,250,000 shares of our common stock at a price of $1.60 per share, which, together with the partial exercise of the underwriters’ over-allotment option for an additional 630,500 shares in July, resulted in aggregate net proceeds of approximately $9.99 million, net of the underwriting discount and fees and expenses.

Payment terms on trade receivables for our Traditional segment customers are generally between 30 and 90 days, though we may offer extended terms with specific customers and on significant orders from time to time. We extend credit to our customers based upon a number of factors, including an evaluation of the customer’s financial condition and credit history that is verified through trade association reference services, the customer’s payment history with us, the customer’s reputation in the trade, and/or an evaluation of the customer’s opportunity to introduce our moissanite jewels and lab grown diamonds or finished jewelry featuring both moissanite and lab grown diamonds to new or expanded markets.

Our returns policy for consumers on our charlesandcolvard.com and moissaniteoutlet.com websites provides for the return of purchases for any reason generally within 60 days and 30 days, respectively, of the shipment date. Our returns policy for all other customers allows for the return of moissanite jewels, lab grown diamonds, and finished jewelry for credit generally within 30 days of shipment if returned for a valid reason. We have established an allowance for returns based on our historical return rate, which takes into account any contractual return privileges granted to our customers. Periodically, we ship loose gemstones and finished jewelry goods inventory to Traditional segment customers on consignment terms. Under these terms, the customer assumes the risk of loss and has an absolute right of return for a specified period that typically ranges from six months to one year.

Competition

As competitive moissanite and lab grown diamonds expand and grow their global market presence, we believe that it is important to affirm Charles & Colvard’s leadership position as a provider of the premier worldwide moissanite gemstone as well as an exclusive brand of premium lab grown diamonds. Moving forward, we believe that we are well positioned to further establish our presence for both of our product lines in the worldwide emerging markets. We also believe our leadership position in these global markets is a product of more than 25 years of moissanite innovation and as a purveyor of fine jewelry.

Accordingly, we believe our competitive advantage is bolstered by the following strengths:

•
With our Forever One™ gemstones, we believe that we have achieved a level of perfection that is rarely seen in any gemstone – featuring colorless grades with an innovative cut that we believe reveals optical properties unrivaled by any other jewel. This pinnacle of our legacy production process is the result of continual improvement and a demonstration of our artisan craftsmanship. Additionally, we believe that with our Moissanite by Charles & Colvard® gemstones we have brought forward a price-conscious alternative to competitive moissanite that we believe exceeds the quality of competitive moissanite – specifically in terms of clarity, as well as in cut and polish. The distinction between Forever One™ and Moissanite by Charles & Colvard® is made through our applied expertise throughout the design and manufacturing processes and the discerning approach we believe we take to ensure the quality of Forever One™ remains above any other offering available today. By closely evaluating clarity, color, and cut, we are able to determine which gemstones meet our exemplary standards for Forever One™ and those that should bear the Moissanite by Charles & Colvard® name.

•
With our success in developing and promoting Caydia®, our exclusive brand of lab grown diamonds, since September 2020 we believe that we have been able to demonstrate that we are able to successfully integrate and market these premium gems into fine jewelry finished products.

•
With an exclusive SiC crystal Supply Agreement with Cree, which holds the U.S. patent for micropipe-free silicon carbide material and the related method of manufacture, we believe this core raw material empowers Charles & Colvard at a level that allows us to rise above all other moissanite products with an unrivaled level of gemstone clarity.

•
With our mature and innovative supply chain, while we have experienced instances of suppliers temporarily closing their operations, delaying order fulfillment needs or limiting their production as a result of the impact of the COVID-19 pandemic, we utilized alternative supply arrangements with partners whose businesses were able to successfully navigate the impact of the ongoing pandemic. Accordingly, we believe that we have remained able to seamlessly manage the complex manufacturing process of our moissanite gemstones, meet the marketing demand and distribution needs of our lab grown diamond product line, and the varied finished jewelry options featuring both of these lab created gemstones we deliver to a global audience.

•
With management’s vast experience in the worldwide fine jewelry industry, we likewise believe that we have been able to build a creative and dependable supply chain for our Caydia® product line. We believe this approach that was built on these many years of experience has proven to be successful as we continue building our brand and expanding this line of fine jewelry set with our exclusive brand of lab grown diamonds.

•
With an established direct-to-consumer e-commerce presence on our own mature transactional website, charlesandcolvard.com, coupled with the roll-out this fiscal year of our secondary transactional website, moissaniteoutlet.com, we believe we are able to leverage established consumer-driven online communication channels directly with our target audiences. We also believe that we have developed an innovative in-house digital marketing capacity to support both of our online digital marketing properties.

•
With an established global distribution network encompassing our own ability and that of our retail business partners, and notwithstanding the ongoing impact of the COVID-19 pandemic, we continue to believe that we have optimized this network for timely delivery of our products from unique consumer orders to bulk distribution orders.

•
With our significant inventory and an established supply chain, we believe we are positioned to meet the just-in-time needs of our distribution partners. We believe having inventory quantities on the shelf is paramount to meeting the challenging delivery requirements of our customers. As we continue to balance our response to the COVID-19 pandemic, we expect to effectively manage our inventory levels given the potential uncertainty in consumer demand and in our supply chain.

With our above strengths outlined, it is also important to note that our future competitive success is reliant, in part, on the following:

•
Our continued success in developing and promoting the Charles & Colvard brands, such as Forever One™, Moissanite by Charles & Colvard®, and Caydia®, all of which are used in finished fine jewelry featuring moissanite and lab grown diamonds, resulting in increased interest and demand for moissanite and lab grown diamond jewelry at the consumer level;

•	Our ability to differentiate Charles & Colvard Created Moissanite® and Caydia® from competing gemstone products, including competitive moissanite and the rapidly emerging lab-created diamond industry;

•	The ongoing ability to operationally execute our digital marketing strategy for our Online Channels segment;

•
Our continued ability and the ability of manufacturers, designers, and retail jewelry partners to select jewelry settings that promote and encourage consumer acceptance of and demand for our jewels and finished jewelry featuring moissanite and lab grown diamonds;

•	The ability to understand our consumer market segment and effectively sell a compelling value proposition to that market, which leads successfully to converted customers;

•	Our ability to continue our relationship with Cree in order to sustain our supply of high-quality SiC crystals;

•
The continued willingness and ability of our jewelry distributors and other jewelry suppliers, manufacturers, and designers to market and promote Charles & Colvard Created Moissanite® and Caydia® to the retail jewelry trade;

•
The continued willingness of distributors, retailers, and others in our distribution channels to purchase loose Charles & Colvard Created Moissanite®, and the continued willingness of manufacturers, designers, and retail jewelers to undertake setting of the loose jewels;

•
Our continued ability and the ability of jewelry manufacturers and retail jewelers to set loose moissanite jewels and lab grown diamonds in finished jewelry with a high-quality standard of workmanship; and

•	Our continued ability and the ability of retail jewelers to effectively market and sell finished jewelry featuring moissanite jewels and lab grown diamonds to consumers.

Competitive Gemstones and Jewelry

Gemstone materials can be grouped into three types:

•	Those found in nature, generally through mining techniques;

•	Synthetic gemstones, which have the same chemical composition and essentially the same physical and optical characteristics of natural gemstones but are created or grown in a laboratory; and

•	Simulants, which are similar in appearance to natural gemstones but do not have the same chemical composition, physical properties, or optical characteristics.

Moissanite is a rare, naturally occurring mineral. Our lab-created gemstones, Charles & Colvard Created Moissanite®, are considered a synthetic version of the naturally occurring moissanite mineral. Our exclusive brand of premium lab grown diamonds, Caydia®, are also considered a synthetic version of a natural diamond that is mined.

Our moissanite jewels and lab grown diamonds compete with fine gemstones such as ruby, sapphire, emerald, and tanzanite as well as with mined natural diamonds. We also face competition from synthetic diamonds, synthetic diamond films, and other sources of moissanite gemstones. Some suppliers of diamonds, including lab grown diamonds, and other fine gemstones, as well as the suppliers of other synthetic and lab-created gemstones, may have substantially greater financial, technical, manufacturing, and marketing resources and greater access to distribution channels than we do.

Competing with Other Moissanite Producers

Although we believe that our moissanite jewels have a leadership market position, we are beginning to face competition from other companies that develop competing SiC material. These products are emerging primarily from Far Eastern countries and are making their way into the U.S. market. Our ongoing research of the competitive landscape has identified competing moissanite, primarily in the “E-F” and below color range, according to the GIA’s grading scale. However, we have not yet identified competing moissanite that exhibits a consistent level of color, cut, clarity and polish that is competitive with the quality of our Forever One™ gemstone.

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

However, we are seeing a grade of moissanite material reaching the market that exhibits a lower color rating and/or lesser cut, clarity and polish standard compared to our Forever One™ gemstone. This inferior product is coming to market at competitive price points, and we have subsequently been experiencing downward pricing pressures from price-sensitive purchasing channels. In 2018, we entered this market with a value line of moissanite to compete directly with these lower grade moissanite products. Our product line, known as Moissanite by Charles & Colvard®, is a competitively priced line of gemstones that is fashioned from the same core material as our other created moissanite products. Finished gemstones that do not meet our grading standards for Forever One™ – but do meet our specifications for gemstones worthy of carrying the Charles & Colvard name – are offered to the market at a value priced option. For the fiscal year ended June 30, 2021, approximately 15% of our revenue was generated from Moissanite by Charles & Colvard® gemstones and finished jewelry – we believe this percentage of revenue is validating the market for this value-priced product line.

Competing with Lab-Grown Diamonds

Lab-created diamond material has been synthesized since the early 1940s and made its way into industrial processes by the 1950s. Common applications such as diamond-tipped drill bits and abrasive processes led the way, followed by uses in solid-state electronics. In more recent years, lab grown diamonds have become accepted as a form of gemstone with companies such as Diamond Foundry, Pure Grown Diamonds and Lab Diamonds Direct gaining notoriety in the market.

Consumer demand is driving the charge behind this recent adoption of lab grown gemstones in the modern global luxury fashion jewelry space. Today’s discerning consumer is seeking ethically sourced options, better price points, and authenticity in the brands they choose to engage. We believe the recent rise in interest for the lab created diamond has created an increased interest in the moissanite gemstone market. With the launch of our Caydia® product line, an exclusive brand of premium lab grown diamonds, we believe that our entry into the lab grown diamond market could be a potential threat to - and increase competition for - our core moissanite products. While our moissanite gemstones and finished jewelry set with moissanite generally have different price points than those with lab grown diamonds, including our Caydia® product line, any cannibalization of moissanite product sales resulting from sales of our lab grown diamonds could have an adverse impact on sales of our moissanite jewels and finished jewelry set with moissanite.

Since our entry into the lab grown diamond space, we have experienced growing traffic and interest in Charles & Colvard from the ongoing attention around lab-created gemstones. We may face future price point and consumer related demand pressures from the lab grown diamond industry. However, with current moissanite pricing averaging between 5% and 10% of mined diamond gemstones and between 20% and 25% of lab grown diamonds, we believe that for the foreseeable future we will continue to be able to serve and thrive in this segment of the market.

Competing with Mined Diamonds

The worldwide market for large, uncut, high-quality mined diamonds is significantly consolidated and controlled by the De Beers Group of Companies, or De Beers (headquartered in South Africa), Alrosa Group (Russia), Rio Tinto Limited (Australia), and BHP Group Limited (Australia). These companies have a major impact on the worldwide supply and pricing of mined diamonds at both the wholesale and retail levels. While moissanite trades at a fraction of the cost of mined diamonds, diamond producers may undertake additional marketing or other activities designed to protect the mined diamond jewelry market against sales erosion from consumer acceptance of competing goods such as moissanite jewels.

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

Competing in the Finished Jewelry Space

The global fine jewelry market competition is fierce. Such well-known jewelry designers and manufacturers as James Allen®, Brilliant Earth, LLC, and Blue Nile Inc., among others, have a variety of jewelry collections featuring diamond and other precious and semi-precious gemstones, and enjoy strong brand recognition and a loyal consumer following. These companies also have greater financial resources than we do to develop and market their products.

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

In addition, we believe that the Charles & Colvard Created Moissanite® suite, including moissanite jewels such as Forever One™ and Moissanite by Charles & Colvard®, along with moissanite finished jewelry that we are developing pursuant to our marketing programs, as well as the line of finished jewelry featuring our Caydia® lab grown diamonds all combine to create what we believe is a long-term competitive advantage for our products as we continue building brand recognition. We endeavor to partner with recognized designers and jewelry companies, in addition to developing our own proprietary brands of finished jewelry. While our finished jewelry business is still developing, our goal is to build multiple strong brands sought after by the end consumer. We propose to focus our marketing efforts on emphasizing our attractive designs, coupled with moissanite’s exceptional brilliance, fire, durability, and rarity, to establish moissanite as a primary consumer choice in fine jewelry.

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

Competing with Lab Grown Diamond Retailers

Our primary competitors in the lab grown diamond retail market are James Allen®, VRAI by Diamond Foundry, Clean Origin LLC, and Brilliant Earth, LLC. Our offerings are curated to remove the complexity from the diamond buying process by selling only what we believe to be higher quality lab grown diamonds set in our finished jewelry products. Many of these competitors offer a wider quality grade range of lab grown diamonds which are sold separately from those set with lab grown diamonds in finished jewelry. We believe that our pricing strategy remains competitive based on the quality of the Caydia® lab grown diamonds that we offer and sell.

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

Human Resources Capital

As of August 27, 2021, we had a total of 51 employees, all of whom were full-time and none of whom were part-time. None of our employees are represented by a labor union. We believe that our employee relations are good.

Directors and Executive Officers of Charles & Colvard, Ltd.

The members of our current Board of Directors are the following:

Neal I. Goldman
Chairman of the Board of Directors of Charles & Colvard, Ltd.; President of Goldman Capital Management, Inc., an investment advisory firm.

Anne M. Butler
Chief Executive Officer of Butler advisors, a consulting firm specializing in strategic and operational advising to private equity, venture capital, and institutional investors on direct selling acquisition and management.

Benedetta Casamento
Retail Consultant specializing in finance, business operations, and financial planning and analysis.

Don O’Connell
President and Chief Executive Officer of Charles & Colvard, Ltd.

Ollin B. Sykes
President of Sykes & Company. P.A., a regional accounting firm specializing in accounting, tax, and financial advisory services.

Our current executive officers are the following:

Don O’Connell
President and Chief Executive Officer

Clint J. Pete
Chief Financial Officer

Available Information

Our corporate information is accessible through our investor relations website at https://ir.charlesandcolvard.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available, free of charge, access on our website to all reports we file with, or furnish to, the SEC, including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. A copy of this Annual Report on Form 10-K and our other reports are available without charge upon written request to Investor Relations, Charles & Colvard, Ltd., 170 Southport Drive, Morrisville, North Carolina 27560.

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

Risks Related to our Operations

The COVID-19 pandemic and related global economic impacts have adversely affected our business and are expected to continue to adversely affect our business, financial condition, and results of operations. The global outbreak of COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government in March 2020 and has negatively affected the U.S. and global economy. In response to this pandemic, federal, state, county and local governments and public health organizations and authorities around the world have implemented a variety of measures intended to control the spread of the virus including quarantines, “stay-at-home” orders, travel restrictions, school closures, business limitations and closures, social distancing, and hygiene requirements. While some of these measures have been lifted or eased in certain jurisdictions, other jurisdictions have seen increases in new COVID-19 cases, resulting in restrictions being reinstated or new restrictions being imposed. There continues to be considerable uncertainty regarding such measures and potential future measures. These measures have adversely affected workforces, customers, economies, and global supply chains, and resulted in significant travel and transport restrictions. It has also disrupted the normal operations of many businesses, including ours.

In response to the COVID-19 pandemic, we implemented measures aimed at limiting its spread for the health and safety of our employees, customers, and the communities in which we live and work as well as in accordance with orders and decrees of governmental agencies. These measures included closures of physical offices, employee furloughs, reductions in force, increased social distancing mandates, remote working and prohibiting non-essential travel. Many of these actions remain in effect to varying degrees although we may implement new or revise existing requirements as circumstances require. The actions and reactions to voluntary and involuntary requirements have been highly disruptive to our business and may continue to be disruptive. As physical offices are allowed to reopen, the rules and regulations for reopening will likely increase in complexity, making compliance more difficult. Furthermore, if employees perceive the protocols and requirements we implement to create a safe and effective work environment to be inadequate, overly burdensome or no longer necessary, employees may choose to leave, productivity may decline or we may experience employee absenteeism, unrest, slowdowns, stoppages or other demands, we may fail to timely meet customer demand or fulfill orders, the costs to maintain or implement protective measures or deliver our products may increase, and we may be subject to increased litigation, including occupational safety and condition claims.

Additionally, a segment of our employees continues to work remotely as a result of the pandemic. Remote working arrangements could increase operational risks, including risks associated with information technology and systems, including service interruptions, misappropriation of data, or breaches of security, any of which could have a material adverse effect on our business. Working outside of the typical work environment may also introduce additional complexity or inefficiency into our normal processes for key areas like the preparation of financial statements or marketing and sales, which could negatively impact our business.

The COVID-19 pandemic has also significantly increased economic uncertainty and has led to continued disruption and volatility in the global capital markets, which could increase the cost of capital and adversely impact access to capital. While unlikely to be drawn upon given our current liquidity position, to maintain this position we have access to our new $5.00 million cash secured credit facility with JPMorgan Chase Bank, N.A., which we entered into in July 2021, or we could incur other indebtedness through the issuance of debt securities. An increase in our outstanding indebtedness will result in additional interest expense. We may also seek to conserve cash by delaying capital expenditures, which could negatively impact our operations.

The pandemic has also interfered with general commercial activity related to our supply chain, including our raw material and components sources. We experienced instances of suppliers temporarily closing their operations, delaying order fulfillment, or limiting their production, impacting our supply chain and ability to produce finished goods and deliver them to our customers. In our Online Channels segment, our primary transactional website, charlesandcolvard.com, has remained open and shipped products to our consumers throughout the pandemic, but in the early months of the shutdown at the beginning of the pandemic during our fiscal quarter ended June 30, 2020, was restricted to available stock, the limited production capacity of then-functioning suppliers, and shipping restrictions. Since that period of time, with the change in worldwide consumer shopping habits during the pandemic and throughout our fiscal year ended June 30, 2021, charlesandcolvard.com has demonstrated strong sales performance, which we believe is consistent with the growth in global e-commerce sales. While we expect consumer shopping patterns to continue to change, there is no guarantee that these global online buying habits will continue at the same level or at the same rate of year-over-year growth. In our Traditional segment, our brick-and-mortar customers began closing their stores to foot traffic in March 2020 and the re-opening of these stores has been measured and has resulted in a weakening of the retail sector throughout much of our fiscal year ended June 30, 2021. We have also experienced instances of our distributor network reducing or closing their operations during certain phases of the pandemic, impacting our ability to maintain significant levels of sales through our wholesale sales customers. While we have seen somewhat of a strengthening in these sectors during the fiscal year ended June 30, 2021, there is no assurance this growth will continue in future financial reporting periods. In addition, jewelry and gemstone trade shows, jewelry industry events, and finished jewelry product demonstrations have begun to be re-scheduled in time for the critical production season leading up to the calendar year-end 2021 holiday season. However, with recent increases in new COVID-19 cases in many jurisdictions and regions around the world, this pattern could result in business and travel restrictions being reinstated or new restrictions being imposed. There is no guarantee that this pattern of a return to industry-related events will continue and there is considerable uncertainty regarding such measures and the potential adverse impact that such future measures could have on these events and on the retail jewelry industry as a whole. As a result, our selling activities and our ability to convert those activities into sales have been, and we expect may continue to be, adversely impacted by the pandemic. While we have seen business strengthen in both our Online Channels segment and Traditional segment during the fiscal year ended June 30, 2021, our business, financial condition, and results of operations are expected to continue to be adversely affected by the COVID-19 pandemic until business resumes – and the U.S. and global economies return – to pre-pandemic levels.

The extent to which the COVID-19 pandemic impacts us will depend on numerous evolving factors and future developments that are uncertain and that we are not able to predict at this time. These factors include: the severity, duration and scope of the pandemic and the governmental, business, individual and other actions taken in response thereto; the effect on our suppliers and distributors, and disruptions to the global supply chain; the impact on economic activity; the extent and duration of the impact on Traditional segment partner confidence and order placements; the effect on consumer demand and purchasing behavior as pandemic-related restrictions are curtailed or lifted, remote working declines and discretionary spending patterns shift and our ability to timely and effectively respond to any resulting decreases or increases in demand; the effect of any closures or other changes in operations of our and our suppliers’ and distributors’ facilities; the health of and the effect on our employees and our ability to meet staffing needs in our manufacturing and distribution facility and other critical functions, particularly if employees become ill, are quarantined as a result of exposure or are reluctant to show up for work; our ability to sell our products worldwide and provide customer support, including as a result of travel restrictions, work from home requirements and arrangements and other restrictions or changes in behavior or preferences for interactions; data privacy and cybersecurity risks from new or expanded use of remote working; the impact of remote working arrangements on our financial reporting systems and internal control over financial reporting; restrictions or disruptions to transportation, including reduced availability of ground, sea or air transport; the ability of our distributors, retailers, third party customers and consumers to pay for our products; the effect of the fair value measurement of certain assets or liabilities; the effect on our ability to access capital on favorable terms and continue to meet our liquidity needs; and the diversion of management as they focus on the short- and long-term ramifications of the pandemic. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession that has occurred or may continue for the foreseeable future. The COVID-19 pandemic could also exacerbate or trigger other risks discussed in this Annual Report on Form 10-K, any of which could have a material and adverse effect on our business, results of operations, and financial condition. Additionally, any comparisons of our financial results for the financial reporting periods of our fiscal year ended June 30, 2021 (or future financial reporting periods) to previous financial reporting periods may not be a useful means by which to evaluate the health of our business and our results of operations because of the pandemic’s broad and significant but non-uniform impact to our business.

We continue to monitor the pandemic, have actively implemented updated policies and procedures to address the current business and economic environment, and may adjust our current policies and procedures as more information and guidance become available to address the ongoing and evolving situation. We cannot at this time predict the full impact of the COVID-19 pandemic, but we anticipate that the COVID-19 pandemic is likely to continue to impact our business, financial condition, results of operations and/or cash flows in the fiscal year ending June 30, 2022.

Our future financial performance depends upon increased consumer acceptance, growth of sales of our products, and operational execution of our strategic initiatives. We believe that most consumers are not generally aware of the existence and attributes of moissanite jewels and lab grown diamonds and that the consumer market for moissanite jewels, lab grown diamonds, and finished jewelry featuring both moissanite and lab grown diamonds remains in the early stages of development. The degree of future market acceptance and demand is subject to a significant amount of uncertainty. Our future financial performance will depend, in part, upon greater consumer acceptance of moissanite jewels and lab grown diamonds as an ethically sourced, affordable, luxurious alternative to other gemstones, such as a mined diamond, and our ability to develop brands and execute strategic initiatives, in particular, our Online Channels segment, to grow our sales and operating income. As we execute our strategy to build and reinvest in our business, significant expenses and investment of cash will be required going forward and this may adversely affect our operating income. If we are unable to execute and achieve desired revenue levels, we may adjust our strategic initiatives in response to the results of our investments.

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

Thus, our future financial performance may be affected by:

•
Our ability to develop and promote the Charles & Colvard brands, such as Forever One™, Moissanite by Charles & Colvard®, and Caydia®, all of which are used in finished jewelry featuring moissanite and lab grown diamonds, which may in part drive interest and demand for moissanite jewelry at the consumer level;

•	Our ability to differentiate Charles & Colvard Created Moissanite® and Caydia® from competing products, including competitive moissanite and the rapidly emerging lab grown diamond industry;

•	Our ability to operationally execute our digital marketing strategy for our Online Channels segment;

•
Our continued ability and the ability of manufacturers, designers, and retail jewelers to select jewelry settings that encourage consumer acceptance of and demand for our moissanite jewels, lab grown diamonds, and finished jewelry;

•	Our ability to understand our consumer market segment and effectively market to them a compelling value proposition that leads to converted customers;

•	Our ability to continue our relationship with Cree in order to sustain our supply of high-quality SiC crystals;

•
The continued willingness and ability of our jewelry distributors and other jewelry suppliers, manufacturers, and designers to market and promote Charles & Colvard Created Moissanite® and Caydia® to the retail jewelry trade;

•
The continued willingness of distributors, retailers, and others in our distribution channels to purchase loose Forever One™, Charles & Colvard Created Moissanite®, and Caydia® as well as their continued willingness of manufacturers, designers, and retail jewelers to undertake setting of the loose jewels;

•	Our continued ability and the ability of jewelry manufacturers and retail jewelers to set loose moissanite jewels and lab grown diamonds in finished jewelry with high-quality workmanship; and

•	Our continued ability and the ability of retail jewelers to effectively market and sell finished jewelry featuring moissanite and lab grown diamonds to consumers.

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

With the launch of our Caydia® product line, we believe that our entry into the lab grown diamond market could be a potential threat to - and increase competition for - our core moissanite products. While our moissanite gemstones and finished jewelry set with moissanite generally have different price points than those of our Caydia® product line, any cannibalization of moissanite product sales resulting from sales of our lab-created diamonds could have an adverse impact on sales of our moissanite jewels and finished jewelry set with moissanite.

We have previously relied on our patent rights and other intellectual property rights to maintain our competitive position. Our U.S. product and method patents for moissanite jewels expired in 2015 and most of our patents in foreign jurisdictions expired in 2016 with only one in Mexico that expired in 2021. Since the expiration of our product and method patents we have noted new providers of moissanite and competitive products entering the market. As our pending patent rights and other pending intellectual property rights are approved, we will continue to rely on these patents and our carefully executed brand awareness and digital marketing campaigns to build our consumer relationships and maintain our competitive position going forward. If, however, we are unable to successfully build strong brands for our moissanite jewels, lab grown diamonds, and finished jewelry featuring moissanite and lab grown diamonds or competition grows faster than expected, we may not have commercially meaningful protection for our products or a commercial advantage against our competitors or their competitive products or processes, which may have a material adverse effect on our business, results of operations, and financial condition.

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

For example, in 2016, the European Union, or E.U., Parliament approved the new E.U. data protection legal framework known as the General Data Protection Regulation, or GDPR. The GDPR, which became effective in May 2018, replaced previously existing regulations and thereby extended the scope of E.U. data protection law to all non-E.U. companies processing data of E.U. residents. The GDPR contains numerous requirements and changes from prior E.U. law, including more robust obligations on data processors, greater rights for data subjects, and heavier documentation requirements for data protection compliance programs. The GDPR also imposes strict rules on the transfer of personal data out of the E.U., including to the U.S., and recent legal developments in Europe have created complexity and uncertainty regarding such transfers of personal data from the E.U. to the U.S. For example, in July 2020, the Court of Justice of the European Union, or the CJEU, invalidated the E.U.-U.S. Privacy Shield framework, or Privacy Shield, one of the mechanisms used to legitimize the transfer of personal data from the E.U. to the U.S. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the E.U. to the U.S. While we were not self-certified under the Privacy Shield, this CJEU decision may lead to increased scrutiny on data transfers from the E.U. to the U.S. generally and increase our costs of compliance with data privacy legislation. The costs of compliance with, and other burdens and any penalties imposed by, such international and domestic laws, regulations and policies could have a material adverse impact on our results of operations.

We are subject to certain risks due to our international operations, distribution channels and vendors. We have continued to expand our direct international sales operations, with international net sales accounting for approximately 5% of total consolidated net sales during Fiscal 2021. We also currently have numerous international wholesale distributors and retail sales channels covering portions of Canada, the U.K., Western Europe, Australia and New Zealand, Southeast Asia, the Middle East, and the Greater China Region. In addition, we use certain companies based outside the U.S. to facet our moissanite jewels and to manufacture finished jewelry. We plan to continue to increase marketing and sales efforts and anticipate expanding our direct international sales in addition to continuing to serve international distributors. Any international expansion plans we choose to undertake will increase the complexity of our business, require attention from management and other personnel and cause additional strain on our operations, financial resources and our internal financial control and reporting functions. Further, our expansion efforts may be unsuccessful as we have limited experience selling our products in certain international markets and in conforming to the local cultures, standards or policies necessary to successfully compete in those markets. In addition, we may have to compete with retailers that have more experience with local markets. Our ability to expand and succeed internationally may also be limited by the demand for our products, the ability to successfully transact in foreign currencies, the ability of our brand to resonate with consumers globally and the adoption of online or Internet commerce in these markets. Different privacy, censorship and liability standards and regulations, and different intellectual property laws in foreign countries may also prohibit expansion into such markets or cause our business and results of operations to suffer. Through our planned international expansion and our continued reliance on development of foreign markets and use of foreign vendors, we are subject to the risks of conducting business outside of the U.S.

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

In particular, there is currently significant uncertainty about the future relationship between the U.S. and various other countries, with respect to trade policies, treaties, government regulations, and tariffs. For example, the recent imposition of tariffs and/or increase in tariffs on various products by the U.S. and other countries, including China and Canada, have introduced greater uncertainty with respect to trade policies and government regulations affecting trade between the U.S. and other countries, and new and/or increased tariffs have subjected, and may in the future subject, us to additional costs and expenditure of resources. Major developments in trade relations, including the imposition of new or increased tariffs by the U.S. and/or other countries, and any emerging nationalist trends in specific countries could alter the trade environment and consumer purchasing behavior which, in turn, could have a material effect on our financial condition and results of operations. While the U.S. and China signed a “phase one” trade deal in 2020, to reduce planned increases to tariffs, concerns over the stability of bilateral trade relations continue to exist, and in some cases, have heightened in 2021. In addition, the U.K.’s exit from the European Union in January 2020, known as Brexit, and the ongoing negotiations of the future trading relationship between the U.K. and the European Union have yet to be completely finalized. Accordingly, the ultimate outcome and long-term impacts for the U.K. or Europe remain uncertain. Ongoing changes and uncertainties related to Brexit continue to subject us to heightened risks in that region, including disruptions to trade and free movement of goods, services and people to and from the U.K., disruptions to the workforce of our business partners, increased foreign exchange volatility with respect to the British pound and additional legal, political and economic uncertainty. If these actions impacting our international distribution and sales channels result in increased costs for us or our international partners, such changes could result in higher costs to us, adversely affecting our operations, particularly as we expand our international presence.

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

Our business and our results of operations could be materially adversely affected as a result of our inability to fulfill orders on a timely basis. As sales of our loose moissanite and lab grown diamond gems increase, including our Forever One™, Moissanite by Charles & Colvard®, and Caydia® gemstones, availability of certain shapes and sizes may be at risk. In addition, finished jewelry has a large variety of styles of which we maintain on-hand stock for such core designs as stud earrings, solitaire and three-stone rings, pendants, and bracelets; and made-to-order under strict deadlines for certain wholesale and direct-to-consumer e-commerce outlets. We must adequately maintain relationships, forecast material and product demand, and operate within the lead times of third parties that facet jewels and manufacture finished jewelry settings to ensure adequate on-hand quantities and meet shipment requirements for customer orders in a timely manner. In addition, we are currently dependent upon certain vendors for most of the faceting of our loose gems. If any or all of these vendors were to cancel their arrangements with us, we could experience a disruption in our operations and incur additional costs to procure faceting services from a replacement vendor. The inability to fulfill orders on a timely basis and within promised customer deadlines could result in a cancellation of the orders and loss of customer goodwill that could materially and adversely affect our business, results of operations, and financial condition. In addition, the COVID-19 pandemic has caused, and may continue to cause, us or our distributors, vendors, and/or customers to temporarily suspend our or their respective operations and have an adverse impact on our ability to fulfill orders on a timely basis.

We are currently dependent on a limited number of distributor and retail partners in our Traditional segment for the sale of our products. A significant portion of the moissanite jewels and finished jewelry featuring moissanite that we sell are distributed through a limited number of distributors and retail partners in our Traditional segment, and therefore, we are dependent upon these companies for distribution of our products. Our three largest customers collectively accounted for approximately 31% and 33% of our net sales during the fiscal years ended June 30, 2021 and 2020, respectively. As we continue to build our finished jewelry business, we anticipate in the near term that a significant portion of the moissanite jewels and finished jewelry featuring moissanite that we sell through our Traditional segment will continue to be to a limited number of distributors and retailers.

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

Seasonality of our business may adversely affect our net sales and operating income. Sales in the retail jewelry industry are typically seasonal due to increased consumer purchases during the calendar year-end holiday season. Because historically we have primarily sold our loose moissanite jewels and finished jewelry featuring moissanite at wholesale pricing to distributors, manufacturers, and retailers, our sales to support the holiday season have largely taken place during the third and beginning of the fourth calendar quarters, depending on the sales channel and the level of advance planning and production our customers undertook. As sales of our finished jewelry featuring moissanite to retailers and directly to consumers increase, both in dollars and as a percentage of total sales, our results for the three months in the calendar quarter ending December 31 of each year may depend upon the general level of retail sales during the holiday season as well as general economic conditions and other factors beyond our control. In anticipation of increased sales activities during the three months in the calendar quarter ending December 31 of each year, we may incur significant additional expenses and increases in our finished jewelry inventory levels to support expected sales in the second half of the calendar year.

In recent years, we have experienced a higher degree of seasonality in the three months ending December 31 than we have experienced in prior years primarily as a result of the calendar year-end holiday season sales to end consumers through our Online Channels segment and as a result of increased sales through our brick-and-mortar retailers within our Traditional segment. Our quarterly results of operations may continue to fluctuate as a result of a number of factors, including seasonal cycles, the timing of new product introductions, the timing of orders by our customers, and the mix of product sales demand, and these factors may significantly affect our results of operations in a given quarter.

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

Sales of moissanite and lab grown diamond jewelry could be dependent upon the pricing of precious metals, which is beyond our control. Any increases in the market price of precious metals (primarily gold) could affect the pricing and sales of jewelry incorporating moissanite jewels and lab grown diamonds. The majority of price increases in precious metals are passed on to the end consumer in the form of higher prices for finished jewelry. These higher prices could have a negative impact on the sell-through of moissanite and lab grown diamond jewelry at the retail level. From 2007 through 2021, the price of gold has increased significantly, resulting in higher retail price points for gold jewelry. Accordingly, higher gold prices could have an adverse impact on both sales of moissanite and lab grown diamond finished jewelry and the jewelry industry as a whole.

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

If the e-commerce opportunity changes dramatically or if e-commerce technology or providers change their models, our results of operations may be adversely affected. As e-commerce emerges as one of our primary selling channels, our business model becomes more reliant on third-party platforms to achieve success. Should our products, product listings, or business not meet the requirements of certain third-party transactional channels such as marketplaces, comparison shopping engines, or social commerce sites, it may affect our ability to meet our revenue targets. Additionally, Amazon.com, Inc., eBay Inc., Walmart.com, Gemvara, a Berkshire Hathaway Inc. Company, or other desirable e-commerce platforms may decide to make significant changes to their respective business models, policies, systems, or plans, and those changes could impair or inhibit our ability to sell our products through those channels. Further, a significant change in consumer online behavior or the introduction of new or disruptive technology could adversely affect overall e-commerce trends and diminish the value of investments we have made in select online channels. Any of these results could cause a significant reduction in our revenue and have a material adverse effect on our results of operations.

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

Risks Related to our Financial Position

The execution of our business plans could significantly impact our liquidity.  The execution of our business plans to expand our Online Channels segment and global market opportunities, as well as to create required inventory of our Forever One™, Moissanite by Charles & Colvard®, and Caydia® gemstones, requires significant investment of our resources, which may reduce our cash position. Should we fail to execute on our business plans, we could see delays in the return of cash from our investments, resulting in a decrease in our liquidity. Under our $5.00 million cash collateralized line of credit facility, or the JPMorgan Chase Credit Facility, that we obtained from JPMorgan Chase Bank, N.A., effective July 7, 2021, failure to comply with the covenants and defaults contained in the JPMorgan Chase Credit Facility or any other instrument or document executed in connection with the JPMorgan Chase Credit Facility could restrict our ability to draw on such facility. In addition, we currently have an effective shelf registration statement on Form S-3 on file with the SEC that allows us to periodically offer and sell, individually or in any combination, shares of common stock, shares of preferred stock, warrants to purchase shares of common stock or preferred stock, and units consisting of any combination of the foregoing types of securities, up to a total of $25.00 million, of which all is available. However, we may offer and sell no more than one-third of our public float (which is the aggregate market value of our outstanding common stock held by non-affiliates) in any 12-month period. Further, if we would be unable to access the capital markets or issue equity securities on terms that are acceptable to us or at all, our cash, cash equivalents, and restricted cash and other working capital may be constrained to meet our working capital and capital expenditure needs. Given our current liquidity position, it is unlikely that we would not be able to draw on the JPMorgan Chase Credit Facility, which matures on July 31, 2022. There is no guarantee of extension or renewal in connection with the terms and conditions of the JPMorgan Chase Credit Facility.

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

We rely on assumptions, estimates and data to calculate certain of our key metrics and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business. We believe that certain metrics are key to our business, including but not limited to average order value, or AOV, and revenue growth for charlesandcolvard.com, our primary transactional website. As both the industry in which we operate and our business continue to evolve, so too might the metrics by which we evaluate our business. While the calculation of these metrics is based on what we believe to be reasonable estimates, our internal tools are not independently verified by a third party and may have a number of limitations and, furthermore, our methodologies for tracking these metrics may change over time. We continue to improve upon our tools and methodologies to capture data and believe that our current metrics are accurate; however, the improvement of our tools and methodologies could cause inconsistency between current data and previously reported data, which could confuse investors or lead to questions about the integrity of our data. In addition, if the internal tools we use to track these metrics under-count or over-count performance or contain algorithm or other technical errors, the data we report may not be accurate. Accordingly, you should not place undue reliance on these metrics.

We may not be able to adequately protect our intellectual property, which could harm the value of our products and brands and adversely affect our business. We rely primarily on patent, copyright, trademark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. We held U.S. product and method patents for moissanite jewels, which expired in 2015, under which we believed that we had broad, exclusive rights to manufacture, use, and sell moissanite jewels in the U.S. We had these same patents in 25 foreign jurisdictions primarily across Asia and Europe that expired in 2016 and one in Mexico that expired in 2021. However, our product and method patent expirations have enabled competitors and other businesses to duplicate and market a similar product and enter the marketplace. Without patent protection, we must rely primarily on our branding strategy and the Supply Agreement under which Cree supplies SiC crystals exclusively to us, as well as confidentiality procedures, to protect our proprietary rights, which may or may not be sufficient. In addition, at the present time, we are primarily dependent on Cree’s technology for the production of SiC crystals. There can be no assurance that any patents issued to or licensed by or to us will provide any significant commercial protection, that we will have sufficient resources to protect our respective patents and proprietary rights, that any additional patents will be issued in the future, or that any existing or future patents will be upheld by a court should we seek to enforce our rights against an infringer.

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

In addition, we have certain trademarks and pending trademark applications that support our moissanite and lab grown diamond branding strategy. The success of our growth strategy may depend on our continued ability to use our existing brand names in order to increase consumer awareness and further develop strong brands around our moissanite jewels and finished jewelry collections. We cannot assure that any future trademark or other registrations will be issued for pending or future applications or that we will be able to obtain licenses or other contractual rights to use brand names that may infringe the proprietary rights of third parties. We also cannot assure that any registered or unregistered trademarks or other intellectual property or contractual rights will be enforceable or provide adequate protection of our proprietary rights. Our inability to secure proprietary protection with respect to our brands could have a material adverse effect on our business, results of operations, and financial condition.

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

If we fail to evaluate, implement, and integrate strategic acquisition or disposition opportunities successfully, our business may suffer. From time to time, we evaluate strategic opportunities available to us for product, technology, or business acquisitions or dispositions. If we choose to make acquisitions or dispositions, we face certain risks, such as failure of an acquired business to meet our performance expectations, failure to recognize cost savings from a disposition, diversion of management attention, retention of management and existing customers of our current and any acquired business, and difficulty in integrating or separating a business’s operations, personnel, and financial and operating systems. We may not be able to successfully address these risks or any other problems that arise from future acquisitions or dispositions. Any failure to successfully evaluate strategic opportunities and address risks or other problems that arise related to any acquisition or disposition could adversely affect our business, results of operations, and financial condition.

Our PPP Loan eligibility and forgiveness remains subject to review for compliance with applicable SBA requirements. On June 18, 2020, we received the proceeds from a loan pursuant to the Paycheck Protection Program under the CARES Act, as administered by the SBA. Our loan in the principal amount of $965,000, or the PPP Loan, was disbursed by Newtek Small Business Finance, LLC, or the Lender, a nationally licensed lender under the SBA, pursuant to the Promissory Note issued by us on June 15, 2020. Pursuant to Section 1106 of the CARES Act, on June 14, 2021, we applied for forgiveness of our PPP Loan. On June 23, 2021, we were granted forgiveness by the SBA for the full principal amount of the PPP Loan.

In accordance with applicable eligibility requirements to receive the PPP Loan and for compliance with the forgiveness requirements of Section 7(a)(36) and Section 7A of the Small Business Act, we must retain all records relating to our PPP Loan for a period of six years from the date the loan was forgiven. During this period, our PPP Loan eligibility and loan forgiveness application are subject to review and audit by the SBA. While we made our certification for loan eligibility in good faith after analyzing, among other things, our financial situation and access to alternative forms of capital, and believe that we satisfied all eligibility criteria for the PPP Loan and that our receipt of the PPP Loan was consistent with the broad objectives of the Paycheck Protection Program of the CARES Act, the certification described above did not contain any objective criteria and is subject to interpretation. If, despite our good faith belief that we satisfied all eligibility requirements for the PPP Loan, we are found to have been ineligible to receive the PPP Loan or in violation of any of the laws or regulations that apply to us in connection with the PPP Loan, including the False Claims Act, we may be subject to penalties, including significant civil, criminal, and administrative penalties and could be required to repay the PPP Loan. Now that we have applied for and have been granted forgiveness of our PPP Loan by the SBA, we were also required to make certain certifications in connection with that application for forgiveness, which are subject to audit and review by governmental entities and could subject us to significant penalties and liabilities if found to be inaccurate. A review or audit by the SBA or other government entity or claims under the False Claims Act could consume significant financial and management resources. Any of these events could harm our business, results of operations and financial condition.

Risks Related to Ownership of our Common Stock

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

Our failure to maintain compliance with Nasdaq’s continued listing requirements could result in the delisting of our common stock. Our common stock is currently listed on The Nasdaq Capital Market. In order to maintain this listing, we must satisfy minimum financial and other requirements. On three separate occasions in the past five years, including on one occasion in Fiscal 2021, we have received notification letters from Nasdaq indicating that we were not in compliance with listing requirements because the minimum bid price of our common stock closed below $1.00 per share for 30 consecutive business days. However, Nasdaq subsequently notified us that in all instances we had regained compliance with the minimum bid price requirement. If we fail to satisfy Nasdaq’s listing requirements in the future, we expect to take actions to regain compliance, but we can provide no assurance that any such action would prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements. If our common stock is delisted from Nasdaq, the delisting could substantially decrease trading in our common stock and adversely affect the market liquidity of our common stock; adversely affect our ability to obtain financing on acceptable terms, if at all; and may result in the potential loss of confidence by investors, suppliers, customers, and employees and fewer business development opportunities. Additionally, the market price of our common stock may decline further and shareholders may lose some or all of their investment.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We currently lease approximately 36,350 square feet of office, storage, and light manufacturing space in Research Triangle Park, North Carolina, from an unaffiliated third-party that is used by both of our current operating and reportable business segments.

The majority of all U.S. personnel, including our executive offices, sales offices, and administrative personnel, as well as our production and distribution facilities are housed in our current leased space.

Item 3.	Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 4.	Mine Safety Disclosures

Not applicable.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity

Our common stock is traded on the Nasdaq Capital Market under the symbol “CTHR.” As of August 27, 2021, there were 231 shareholders of record of our common stock.

We did not pay any dividends on our common stock during the fiscal years ended June 30, 2021 and 2020. We will regularly review and consider the best policies and practices for our company, including the dividend policy. The payment of future dividends will be dependent on the facts and circumstances at the time of that review.

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

About Charles & Colvard

Charles & Colvard, Ltd., a North Carolina corporation founded in 1995 (which may be referred to as Charles & Colvard, we, us, or our) is a globally recognized fine jewelry company specializing in lab created gemstones. We manufacture, market, and distribute Charles & Colvard Created Moissanite® (which we refer to as moissanite or moissanite jewels) and in September 2020, we announced our expansion into the lab grown diamond market with the launch of Caydia®, an exclusive brand of premium lab grown diamonds. We offer gemstones and finished jewelry featuring our proprietary moissanite jewels and premium lab grown diamonds for sale in the worldwide fine jewelry market. Charles & Colvard is the original source of created moissanite, and in 2015, we debuted Forever One™, our premium moissanite gemstone brand. As an e-commerce and multi-channel destination for fine jewelry featuring lab grown gemstones, we believe that the addition of lab grown diamonds is a natural progression for the Charles & Colvard brand.

We sell loose moissanite jewels, lab grown diamonds, and finished jewelry set with these gems through two operating segments: our Online Channels segment, which encompasses our digital properties components, comprised of our charlesandcolvard.com and moissaniteoutlet.com websites, e-commerce outlets, including marketplaces, drop-ship customers, and other pure-play, exclusively e-commerce customers; and our Traditional segment, which consists of domestic and international distributors and retail customers. We report segment information based on the “management” approach. This segment reporting approach designates the internal reporting used by management for making operating decisions and assessing performance as the source of our operating and reportable segments.

We operate in an e-commerce environment characterized by both complexity in global markets and ongoing economic uncertainties in the U.S. and internationally. Our strategy is to build a globally revered and accessible brand of gemstones and finished fine jewelry products set with moissanite and lab grown diamonds. We believe that our goods appeal to a wide consumer audience and leverage our advantage of being the original and leading worldwide source of moissanite and purveyor of premium lab grown diamonds. We believe a direct relationship with consumers is an important component to this strategy, which entails delivering tailored educational content, engaging in interactive dialogue with our audience, and positioning our brand to meet the demands of today’s discerning consumer. A significant component of our strategy in this environment is to focus on our core products, improving the quality and predictability of the delivery of our products and services, and placing those products quickly into the hands of our U.S. and international customers at affordable prices. Moreover, recognizing today that our customers and vendors are resource constrained, we are endeavoring to develop and extend our portfolio of products in a disciplined manner with a focus on domestic markets close to our core capabilities, as well as growing our global marketplace sales. We continue to focus on affordability initiatives. We also expect to continue innovating and investing in lab created gemstone technologies to fulfill evolving product requirements for our customers and investing in our people so that we have the technical and production skills necessary to succeed without limiting our ability to build sound financial returns to our investors.

We believe our expanding application of an omni-channel sales strategy across the fine jewelry trade and to the end consumer with accessible gemstones and value branded finished jewelry featuring Charles & Colvard Created Moissanite® and Caydia® lab grown diamonds positions our products at the many touchpoints where consumers are when they are making their buying decisions – thereby continuing to create greater exposure for our brand and increasing consumer demand.

COVID-19

In March 2020, the novel strain of coronavirus, known as COVID-19, was declared a pandemic by the World Health Organization and declared a national emergency by the U.S. Government, and has continued to negatively affect the U.S. and global economies. In response to the pandemic, federal, state, county and local governments, and public health organizations and authorities around the world have implemented a variety of measures intended to control the spread of the virus including quarantines, “stay-at-home” orders, travel restrictions, school closures, business limitations and closures, social distancing, and hygiene requirements. While some of these measures have been lifted or eased in certain jurisdictions, other jurisdictions have seen increases in new COVID-19 cases, resulting in restrictions being reinstated or new restrictions being imposed. There continues to be considerable uncertainty regarding such measures and potential future measures.

We have continued taking measures to protect the health and safety of our employees, including updating our return-to-work policies, as necessary, working with our customers and suppliers to minimize disruptions, and supporting our community in addressing the challenges posed by this ongoing global pandemic. During Fiscal 2021, we experienced impacts in our business related to COVID-19, primarily in continued increased coronavirus-related costs, interruptions in supplier deliveries, impacts of travel and delivery restrictions, site access and quarantine restrictions, and the impacts of remote work and adjusted work schedules.

The COVID-19 pandemic continues to present business challenges and we expect these to continue into Fiscal 2022. We have executed plans to reintroduce employees to the workplace as vaccine rates increase and COVID-19 cases decrease. Although, in light of the recent increase in infections due to evolving viral variants, we have not yet returned to pre-pandemic workforce levels in our workplace, and we are experiencing stabilization of employee attendance in our operations and distribution facilities and throughout our supply chain. A segment of our corporate staff continues working a blend of remote and in-person work schedules and we are taking measures to facilitate the provision of vaccines to our employees in line with state and local guidelines. We also continue working with our customers and suppliers to minimize disruptions, including at times accelerating payments to key suppliers that are due by their terms in future periods. We expect to continue accelerating payments to our suppliers in some cases into Fiscal 2022.

Although the COVID-19 pandemic did not have a significant adverse impact on our financial results in Fiscal 2021, the ultimate impact of COVID-19 on our operations and financial performance in future periods, including our ability to execute our strategic initiatives in the expected timeframes, remains uncertain and will depend on future pandemic related developments, including the duration of the pandemic, any potential subsequent waves of COVID-19 and its variant viral infections, the effectiveness, distribution and acceptance of COVID-19 vaccines, and related government actions to prevent and manage disease spread, all of which are uncertain and cannot be predicted. We cannot at this time predict the full impact of the COVID-19 pandemic, but we anticipate that the COVID-19 pandemic is likely to continue to impact our business, financial condition, results of operations and/or cash flows in the fiscal year ending June 30, 2022.

At the onset of the pandemic, we successfully applied for and received the proceeds from a PPP Loan pursuant to the Paycheck Protection Program under the CARES Act, as administered by the SBA. Our PPP Loan in the principal amount of $965,000 was disbursed by our Lender pursuant to a Promissory Note issued by us on June 15, 2020. In accordance with applicable provisions of the CARES Act, effective June 23, 2021, our PPP Loan forgiveness was approved and processed by the SBA for the full principal of the PPP Loan in the amount of $965,000. The full amount of the gain in connection with the extinguishment of the underlying debt, including the forgiveness of accrued and unpaid interest in the amount of approximately $9,000, was recognized in the fiscal year ended June 30, 2021.

We took advantage of available COVID-19 related payroll tax credits for certain wages and paid leave provided by us during the pandemic. A portion of these eligible tax credits are determined by qualified emergency paid sick and expanded family and medical leave wages pursuant to the Families First Coronavirus Response Act, or FFCRA, which had positive impact on our cash from operations in Fiscal 2021. In addition, the Consolidated Appropriations Act, 2021, provides that employers who received a PPP loan may also qualify for the Employee Retention Credit (the “ERC”). Previously, pursuant to the CARES Act, taxpayers that received a PPP loan were not eligible for the ERC and this change is retroactive to March 27, 2020. We believe that we qualify for certain employer-related tax benefits pursuant to the ERC and expect to amend our applicable federal payroll tax returns for such benefit. Further, as permitted by the NC COVID-19 Relief Act, we expect to receive an incremental tax credit towards our contributions to the North Carolina Unemployment Insurance Fund. Accordingly, we will recognize any payroll tax credits related to these federal and state legislative actions in the period such benefits are received.

Currently, we are conducting business with certain modifications. In accordance with recent Centers for Disease Control and Prevention, or CDC, and the North Carolina Department of Health and Human Services, or the NCDHHS, guidelines related to maximizing protection from the spread and infection of the Delta variant of COVID-19, we are requiring all employees, contractors, and visitors to wear masks and practice physical distancing while onsite, regardless of vaccination status. We believe that our employees and contractors continue to play a critical role in our COVID-19 prevention and mitigation efforts for the Company as well as for our community at large.

Recent modifications to our COVID-19 return-to-work policy include but are not limited to the following: all employees, contractors, and visitors are encouraged to clean and sanitize all work surfaces, including personal office or cubicle areas; office common areas will be cleaned nightly, and floors and carpets will be cleaned as necessary; and currently, we are not mandating that employees, contractors, and visitors receive the COVID-19 vaccine or that non-fully vaccinated individuals provide evidence of negative COVID-19 test results in order to enter our facilities.

At this time, and until further notice, the following precautionary steps and procedures within our policy remain in place. Prior to entry to our facilities, all employees, contractors, and visitors (regardless of vaccination status) are required to comply with the following: complete a COVID-19 symptom screening questionnaire; properly wear a mask; take a thermal body temperature scan; and practice social distancing at all times within the facility, including designated common areas. We are supplying all employees, contractors, and visitors with face masks and latex gloves for their personal use, and we have established a designated quarantine room to isolate any employee, contractor, or visitor who may be experiencing COVID-19-like symptoms while in our facilities. Given our office’s square footage, we intend to continue to observe recommended governmental guidelines related to occupancy and capacity restrictions.

Regardless of vaccination status, any employees, contractors, or visitors presenting with symptoms of COVID-19 or who have tested positive for the COVID-19 virus may only return to our facilities once ten days have passed since symptoms of COVID-19 first appeared, at least 24 hours have passed with no fever (without the use of fever-reducing medications), and any other COVID-19 symptoms (i.e., loss of taste or smell) continue improving. Employees, contractors, or visitors who may have been exposed to COVID-19, but remain asymptomatic, are able to return to work after receiving a negative COVID-19 test result three-to-five days following a known exposure or 14 days since the last contact with an individual who was presumed to have or had COVID-19.

Our current return-to-work policy is tentative and subject to change based on federal, state, or local governmental guidance as well as the evolution of the pandemic itself. Going forward, we plan to continue monitoring the development and progression of COVID-19 and its variant infections in our state and local geographical area. If we believe such policy changes are warranted, we intend to consider and plan to take appropriate actions at that time.

As global and U.S economic activity continues evolving in response to the ongoing COVID-19 pandemic, the risk of constraints on our cash and working capital, including experiencing potential liquidity challenges, remains in the forefront of our working capital management practices. Despite our cost-saving efforts, many business and operating expenses have remained flat or continued to rise. Cash flow management will remain crucial for our business in the months ahead and we intend to monitor fluctuations in our revenues that could impact our ongoing cash flow from operations We continue to focus on being more nimble in managing our inventory levels given the uncertainty in the supply chain, which may also place further demands on working capital.

Our outlook remains subject to the various risks and uncertainties in connection with the pandemic and is based on assumptions that management believes in good faith are reasonable, but which may be materially different from actual results. Currently, we believe there are multiple factors that could cause actual results to differ materially from the forward-looking statements in this Form 10-K, including our strategic goals for Fiscal 2022 set forth in Our Strategic Outlook, included in Part I, Item 1, “Business”, of this Annual Report on Form 10-K. These factors include, but are not limited to: our ability to face the challenges posed by the COVID-19 pandemic and implementation of any such related response plans; fluctuations in COVID-19 cases in the U.S. and the extent that geography of outbreak primarily matches the regions in which we and our principal business partners operate; the resiliency and potential adverse impacts on our various consumer end-use markets; the potential negative impact of the COVID-19 pandemic on our ability to continue producing and supplying finished goods and related services at normal levels or at all; the duration, impact and severity of the impact of the COVID-19 pandemic on our operations, including the markets in which we do business, our suppliers, customers or other business partners as well as our employees; the economic impact of government responses to the pandemic; the performance of the U.S. economy, including the impact on the economy of the COVID-19 pandemic and governmental orders restricting activities imposed to prevent further outbreak of viral infections; and the resulting economic events beyond our control.

We believe that our management has taken – and continues to take – swift and appropriate action designed to hedge against the overall impact that the pandemic may have on our business, to prepare for a potential recessionary environment, and to efficiently manage the business while maintaining adequate liquidity and maximum operating flexibility. We remain focused on three critical areas of wellbeing, including safeguarding the health and safety of our employees, streamlining operations while ensuring support of our brand and customers, and maintaining our financial strength and stability as we move forward into Fiscal 2022.

Highlights of the Fiscal Year Ended June 30, 2021

During the fiscal year ended June 30, 2021, we delivered on several key initiatives, which we believe leaves us well poised for future growth as we move forward into the fiscal year ending June 30, 2022. These accomplishments in fiscal year ended June 30, 2021, include the following:

•
Expansion of Digital Presence. During Fiscal 2021, we remained focused on our digital marketing advertising strategy that includes a high-conversion consumer targeting plan coupled with lower marketing funnel activities. We believe that the success we’ve seen targeting consumers with whom we have already engaged – and who have expressed interest in our products – continues to be a more effective use of our digital advertising spend and provides a more immediate return on our marketing investment. We believe this strategy is critical to our top line growth as we move forward into Fiscal 2022. In addition, during Fiscal 2021, we expanded our presence on available social media channels such as TikTok, and rolled out new social media programming shows on Facebook Live and Instagram Live. In March 2021, we launched moissaniteoutlet.com, which is a product disposition channel that we believe complements our global positioning and dominance in the moissanite gemstone market. Our website, moissaniteoutlet.com, is an e-commerce shopping destination that caters to the opportunistic and bargain-seeking consumer base for our moissanite products;

•
Enhanced Customer Experience. This fiscal year we expanded our virtual consultation services that we introduced last year, by adding additional expert jewelry consultants to our team that provides us with broader availability to make it easier for consumers to schedule personal consultive services. This is a personal shopping concierge service where we offer a customized virtual experience designed to simplify the ring buying process for our customers. This customer support service offers deeper personalization and a more immersive shopping experience for our consumers. We also launched our Macy’s in-store program in Fiscal 2021 to reach and service more customers who are seeking to see, touch, and feel our products when shopping. As consumers are returning to in-store shopping, we believe this is a critical component of our omnichannel marketing strategy, which places our products where the customer is actually shopping. Lastly, in September we upgraded the online shopping experience on charlesandcolvard.com, our primary transactional website. These online modifications provide new and improved functionality as well as a new look and feel to our website. We believe that offering these ongoing enhanced customer experiences, particularly those featuring virtual personal shopping opportunities, are important for the growth of our brand. We also believe that these options remain relevant and important to our customers when social distancing practices are – and will likely remain – in place throughout the U.S. and much of the world;

•
Product Development. In Fiscal 2021, we expanded our patented Signature Collection of Forever One™ moissanite jewelry assortment to include emerald, elongated cushion, and radiant cut gemstones. Previously, these gems and unique cuts were not available in our Signature Collection line of products. In September 2020 we launched Caydia®, an exclusive brand of premium lab grown diamonds and jewelry. We believe our premium lab grown diamonds provide us access to serve a broader and completely new segment of the gemstone audience and customer base that is predisposed to shopping for a real diamond. Throughout Fiscal 2021, we continued to expand our Caydia® lab grown diamond jewelry assortment with new styles as well as additional gemstone cuts. Currently, our exclusive brand of Caydia® lab grown diamonds are available in round, oval, cushion, emerald, and princess cuts; and

•
Disciplined Growth. We capitalized on the change in the global consumer behavior and buying habits that developed during the past year as shoppers turned to online shopping and e-commerce purchasing opportunities as the world evolved and learned to live with the restrictions imposed by the COVID-19 pandemic. We achieved stability and improved technical access to our shopping platforms, which resulted in a strong shopping foundation that supports our omnichannel marketing strategy. We also developed and initiated a new strategic relationship and business partnership with JPMorgan Chase Bank, N.A., that includes a new $5.00 million cash collateralized line of credit facility that may be used for general corporate and working capital purposes. We believe this new commercial banking and financial relationship provides a foundation for us to solidify our strategic and financial objectives and is a basis for us to expand our financial capabilities going forward.

As we move forward into Fiscal 2022, our strategic focus remains centered on the health and growth of our brand on a global scale. We will continue to execute on our key strategies with an ongoing commitment to measured spending and generating sustainable earnings improvement.

Further, as we continue managing through these challenging and unprecedented times, we plan to remain highly focused on prudently developing the reach of our brand – both domestically and internationally – through select digital marketing initiatives that align with consumer engagement and demand. We continue to believe that our long-term mission will ultimately be accomplished through our ability to remain fluid and shift brand awareness strategies that are sensitive and responsive to these ever-changing times.

Our MD&A generally discusses Fiscal 2021 and Fiscal 2020 items and year-to-year comparisons between Fiscal 2021 and Fiscal 2020. Discussions of Fiscal 2020 items and year-to-year comparisons between Fiscal 2020 and the fiscal year ended June 30, 2019, or Fiscal 2019, that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results or Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 filed with the SEC on September 4, 2020.

Results of Operations

The following table sets forth certain consolidated statements of operations data for the fiscal years ended June 30, 2021 and 2020:

	Year Ended June 30,
	2021	2020
Net sales	$39,235,839	$29,189,020
Costs and expenses:
Cost of goods sold	20,809,690	21,200,207
Sales and marketing	8,476,716	9,443,244
General and administrative	4,441,441	4,861,297
Total costs and expenses	33,727,847	35,504,748
Income (Loss) from operations	5,507,992	(6,315,728)
Other income (expense):
Gain on extinguishment of debt	974,328	-
Interest income	5,581	158,091
Interest expense	(8,953)	(884)
Loss on foreign currency exchange	(603)	(1,829)
Total other income (expense), net	970,353	155,378
Income (Loss) before income taxes	6,478,345	(6,160,350)
Income tax benefit (expense)	6,332,421	(1,733)
Net income (loss)	$12,810,766	$(6,162,083)

Consolidated Net Sales

Consolidated net sales for the fiscal years ended June 30, 2021 and 2020 comprise the following:

	Year Ended June 30,		Change
	2021	2020	Dollars	Percent
Finished jewelry	$24,401,546	$16,777,628	$7,623,918	45%
Loose jewels	14,834,293	12,411,392	2,422,901	20%
Total consolidated net sales	$39,235,839	$29,189,020	$10,046,819	34%

Consolidated net sales were $39.24 million for the fiscal year ended June 30, 2021 compared to $29.19 million for the fiscal year ended June 30, 2020, an increase of $10.05 million, or 34%. In addition to the adverse impact that the COVID-19 pandemic had on consolidated net sales for the fiscal year ended June 30, 2020, the increase in consolidated net sales for the fiscal year ended June 30, 2021 compared with consolidated net sales for the prior fiscal year was also principally due to robust calendar year-end holiday sales during our fiscal quarter ended December 31, 2020, coupled with strong February Valentine’s Day sales and March St. Patrick’s Day sales during our fiscal quarter ended March 31, 2021. These higher sales for Fiscal 2021 were also related to increased consumer awareness and ongoing strong demand for our moissanite jewels, lab grown diamonds, and finished jewelry featuring both moissanite and lab grown diamonds. These increases resulted in higher finished jewelry product net sales during the fiscal year ended June 30, 2021 in both our Online Channels segment and Traditional segment. One of the most profound changes in consumer buying habits over the past fiscal year was the shift to digital channels shopping from the more traditional brick-and-mortar platforms. We believe the COVID-19 pandemic accelerated this shift toward e-commerce, as consumers worldwide became more reliant on the digital channel while in isolation. Accordingly, we saw strong increases in our Online Channels segment net sales in the fiscal year ended June 30, 2021. As consumer confidence strengthened during the second half of Fiscal 2021, net sales in our Traditional segment increased over this period driven by stronger loose jewel sales in our distributor network. However, these increased loose jewel net sales in our Traditional segment were offset in part due to lower international sales during the fiscal year ended June 30, 2021.

Sales of finished jewelry represented 62% and 57% of total consolidated net sales for the fiscal years ended June 30, 2021 and 2020, respectively. For the fiscal year ended June 30, 2021, finished jewelry sales were $24.40 million compared to $16.78 million for the fiscal year ended June 30, 2020, an increase of $7.62 million, or 45%. This increase in finished jewelry sales was due primarily to higher finished jewelry sales of Moissanite by Charles & Colvard® and our Signature Collection line of products in our Online Channels segment as well as in our Traditional segment. Net sales of our Moissanite by Charles & Colvard® and our Signature Collection finished jewelry and loose jewels represented 15% and 9%, respectively, of total net sales for the fiscal year ended June 30, 2021, compared to that of 11% and 7%, respectively, for the prior fiscal year.

Sales of loose jewels represented 38% and 43% of total consolidated net sales for the fiscal years ended June 30, 2021 and 2020, respectively. For the fiscal year ended June 30, 2021, loose jewel sales were $14.83 million compared to $12.41 million for the fiscal year ended June 30, 2020, an increase of $2.42 million, or 20%. The increase for the fiscal year ended June 30, 2021 was primarily a result of higher sales of loose jewels through our domestic distributors. However, these increased loose jewel sales were offset somewhat by lower sales of loose jewels through the international distribution network in our Traditional segment.

U.S. net sales accounted for approximately 95% and 92% of total consolidated net sales during the fiscal years ended June 30, 2021 and 2020, respectively. U.S. net sales increased during the fiscal year ended June 30, 2021 principally as a result of increased sales to U.S. customers in both our Online Channels segment and Traditional segment.

Our largest U.S. customer during the fiscal years ended June 30, 2021 and 2020 accounted for 13% of total consolidated net sales during each of the respective periods then ended. Likewise, our second largest U.S. customer during the fiscal years ended June 30, 2021 and 2020 accounted for 12% of total consolidated net sales during each of the respective periods. It should be noted that our largest and second largest customers in Fiscal 2021 were our second largest and largest customers, respectively, in Fiscal 2020. We expect that we will remain dependent on our ability, and that of our largest customers, to maintain and enhance retail and wholesale programs. A change in or loss of any of these customers or retailer relationships could have a material adverse effect on our results of operations.

International net sales accounted for approximately 5% and 8% of total consolidated net sales during the fiscal years ended June 30, 2021 and 2020, respectively. International net sales decreased to $2.01 million, or 15%, during the fiscal year ended June 30, 2021 compared to $2.37 million in the fiscal year ended June 30, 2020. International sales decreased during the fiscal year ended June 30, 2021, compared to the prior fiscal year primarily as a result of lower demand in our international distributor market, which was partially offset by growth in our direct-to-consumer presence internationally reflecting solid direct-to-consumer sales from our Online Channels segment in international markets. In light of the effects of ongoing global economic conditions and as the world continues to recover from the COVID-19 pandemic, we continue to evaluate these and other potential distributors in international markets to determine the best long-term partners. As a result, and in light of the ongoing worldwide pandemic and international trade challenges, we expect our sales in these markets to continue to fluctuate significantly each reporting period.

We did not have an international customer account for 10% or more of total consolidated sales during the fiscal years ended June 30, 2021 and 2020. A portion of our international consolidated sales represents jewels sold internationally that may be re-imported to U.S. retailers.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the fiscal years ended June 30, 2021 and 2020 are as follows:

	Year Ended June 30,		Change
	2021	2020	Dollars	Percent
Product line cost of goods sold:
Finished jewelry	$11,272,012	$7,469,790	$3,802,222	51%
Loose jewels	6,857,755	6,062,186	795,569	13%
Total product line cost of goods sold	18,129,767	13,531,976	4,597,791	34%
Non-product line cost of goods sold	2,679,923	7,668,231	(4,988,308)	(65)%
Total cost of goods sold	$20,809,690	$21,200,207	$(390,517)	(2)%

Total cost of goods sold was $20.81 million for the fiscal year ended June 30, 2021 compared to $21.20 million for the fiscal year ended June 30, 2020, a net decrease of approximately $391,000, or 2%. Product line cost of goods sold is defined as product cost of goods sold in each of our Online Channels segment and Traditional segment excluding non-capitalized expenses from our manufacturing and production control departments, comprising personnel costs, depreciation, rent, utilities, and corporate overhead allocations; freight out; inventory write-offs; and other inventory adjustments, comprising costs of quality issues, and damaged goods.

The decrease in total cost of goods sold for the fiscal year ended June 30, 2021 as compared to the fiscal year ended June 30, 2020 was driven primarily by the prior year write-off during the quarter ended March 31, 2020, of approximately $5.26 million representing the carrying value of our legacy loose jewel inventory and finished goods inventory set with these legacy gemstones. This decrease in cost of goods sold for the fiscal year ended June 30, 2021, was offset in part by higher cost of goods sold principally driven by increased sales of finished jewelry, which reflect higher material and labor costs, in both our Online Channels segment and Traditional segment as a result of strong product demand during the year.

The net decrease in non-product line cost of goods sold for the fiscal year ended June 30, 2021 comprises a $5.71 million lower change in inventory valuation adjustments principally related to the prior fiscal year’s write-off of the carrying cost of the Company’s legacy material inventory of $5.26 million during the quarter ended March 31, 2020, as well as other inventory valuation adjustments related to changes in obsolescence reserves in the fiscal year ended June 30, 2021, compared to those in the prior fiscal year. This decrease in non-product line cost of goods sold was offset in part by a $503,000 increase in freight out principally from increased shipments resulting from substantial Online Channels segment sales growth during the fiscal year ended June 30, 2021; a $147,000 increase in non-capitalized manufacturing and production control expenses in the current year principally due to the timing when work-in-process goods are received into inventory and applicable overhead costs are allocated; and an approximate $76,000 change in other inventory adjustments primarily relating to adverse changes in production standard cost variances compared to those during the fiscal year ended June 30, 2020.

For further discussion of non-product line cost of goods sold, see Note 3 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

Sales and Marketing

Sales and marketing expenses for the fiscal years ended June 30, 2021 and 2020 are as follows:

	Year Ended June 30,		Change
	2021	2020	Dollars	Percent

Sales and marketing	$8,476,716	$9,443,244	$(966,528)	(10)%

Sales and marketing expenses were $8.48 million for the fiscal year ended June 30, 2021 compared to $9.44 million for the fiscal year ended June 30, 2020, a decrease of approximately $967,000, or 10%.

The decrease in sales and marketing expenses for the fiscal year ended June 30, 2021 compared to the fiscal year ended June 30, 2020 was primarily due to a $1.31 million decrease in compensation-related expenses; a $164,000 decrease in professional services fees principally comprising non-recurring consulting services for cybersecurity and merchandising imaging incurred in the prior year; a $26,000 decrease in travel expenses as a result of COVID-19 cost-control measures; and a $1,000 net decrease in miscellaneous other general sales and marketing expenses. These decreases were partially offset by a $282,000 increase in advertising and digital marketing expenses; an $84,000 increase in software-related costs principally in connection with maintenance agreements as well as other software-related agreements; an $83,000 increase in general office-related expenses, which are principally related to higher credit card transaction fees from increased online sales levels; a $69,000 increase in depreciation and amortization expense relating to capitalized costs associated with information technology-related upgrades; and a $17,000 increase in employment-related recruiting fees.

Compensation expenses for the fiscal year ended June 30, 2021 compared to the fiscal year ended June 30, 2020 decreased primarily as a result of a $1.25 million decrease in salaries, commissions, and related employee benefits in the aggregate as a result of our June 2020 management reorganization and workforce reduction; a $76,000 decrease in employee-related severance costs recognized in the prior year which also was a result of our June 2020 management reorganization and workforce reduction; and a $68,000 decrease in employee stock-based compensation expense associated with the modification of terms for certain participant stock options in Fiscal 2020 that resulted in the recognition of higher stock compensation expense in the prior fiscal year. These decreases were partially offset by an $84,000 increase in bonus expense reflecting improved operating results in the current year that impacts this performance-based compensation-related benefit.

The increase in digital marketing expenses for the fiscal year ended June 30, 2021 compared to the fiscal year ended June 30, 2020 was primarily due to a $766,000 increase in Internet marketing costs and a $20,000 increase in print media expenses. Both increases reflect changes in our overall social media and print marketing strategies during Fiscal 2021 compared with those in Fiscal 2020. These increases were partially offset by a $386,000 decrease in outside agency fees, also as a consequence of modifications in our marketing strategy and reliance on internal resources during the current year; a $111,000 decrease in cooperative advertising; and a $7,000 decrease in promotion-related expenses.

General and Administrative

General and administrative expenses for the fiscal years ended June 30, 2021 and 2020 are as follows:

	Year Ended June 30,		Change
	2021	2020	Dollars	Percent

General and administrative	$4,441,441	$4,861,297	$(419,856)	(9)%

General and administrative expenses were $4.44 million for the fiscal year ended June 30, 2021 compared to $4.86 million for the fiscal year ended June 30, 2020, a decrease of approximately $420,000, or 9%.

The decrease in general and administrative expenses for the fiscal year ended June 30, 2021 compared to the fiscal year ended June 30, 2020 was primarily due to a $428,000 decrease in professional services; a $206,000 decrease in compensation-related expenses; a $7,000 decrease in bad debt expense associated with our allowance for doubtful accounts reserve policy; and a $1,000 net decrease in miscellaneous other general and administrative expenses. These decreases were partially offset by a $58,000 increase in rent expense, primarily related to our corporate headquarters operating lease amendment that was executed in January 2021; a $50,000 increase in software-related costs principally in connection with maintenance agreements as well as other software-related agreements; a $38,000 increase in housing allowances and travel-related expenditures; a $30,000 increase in insurance expenses principally related to higher renewal premiums; a $20,000 increase in bank charges as a result of transaction fees associated with increased online transactions; a $14,000 increase in Board member retainer fees due to the temporary reduction in fees paid to our Board of Directors in connection with cost control measures implemented during the COVID-19 pandemic in the prior year; a $9,000 increase in depreciation and amortization expense; and a $3,000 increase in business taxes and licenses.

Professional services fees decreased for the fiscal year ended June 30, 2021 compared to the fiscal year ended June 30, 2020 primarily due to a $283,000 decrease in legal fees resulting from non-recurring non-capitalized fees incurred in connection with our underwritten public offering and corporate governance matters in the prior year; a $101,000 decrease in consulting and other professional services primarily in connection with accounting department support in the prior year; and a $66,000 decrease in investor relations fees. These decreases were partially offset by a $22,000 increase in fees associated with audit and tax services in the current year.

Compensation expenses decreased for the fiscal year ended June 30, 2021 compared to the fiscal year ended June 30, 2020 primarily due to a $282,000 decrease in severance expenses recognized in the prior year related to our June 2020 management reorganization and workforce reduction; a $184,000 decrease in salaries and related employee benefits in the aggregate which also was a result of our June 2020 management reorganization and workforce reduction; and a $54,000 decrease in employee stock-based compensation expense associated with the modification of terms for certain participant stock options in Fiscal 2020 that resulted in the recognition of higher stock compensation expense in the prior fiscal year. These decreases were offset in part by a $314,000 increase in bonus expense reflecting improved operating results in Fiscal 2021 that impacts this performance-based compensation-related benefit.

Gain on Extinguishment of Debt

Gain on extinguishment of debt for the fiscal years ended June 30, 2021 and 2020 is as follows:

	Year Ended June 30,		Change
	2021	2020	Dollars	Percent
Gain on extinguishment of debt	$974,328	$-	$974,328	100%

On June 18, 2020, we received the proceeds from our Paycheck Protection Program Loan, or the PPP Loan, pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, as administered by the U.S. Small Business Administration, or SBA. The PPP Loan in the principal amount of $965,000 was disbursed by Newtek Small Business Finance, LLC, or the Lender, pursuant to a promissory note, or the Promissory Note, dated June 15, 2020. During the period of time that the principal under the Promissory Note was outstanding, we accounted for the Promissory Note as debt within the accompanying consolidated financial statements. In accordance with applicable provisions of the CARES Act, effective June 23, 2021, our PPP Loan forgiveness was approved and processed by the SBA for the full principal of the PPP Loan in the amount of $965,000. The full amount of interest expense to-date in the amount of approximately $9,000 that the Company recognized during the period the principal of the PPP Loan was outstanding was also forgiven by the SBA. Accordingly, the full amount of the gain in connection with the extinguishment of this debt, including the benefit from the forgiveness of the inception to-date interest expense, was recognized in the fiscal year ended June 30, 2021.

Interest Income

Interest income for the fiscal years ended June 30, 2021 and 2020 is as follows:

	Year Ended June 30,		Change
	2021	2020	Dollars	Percent
Interest income	$5,581	$158,091	$(152,510)	(96)%

In June 2019, we completed an underwritten public offering of 6,250,000 shares of our common stock, which together with the partial exercise of the underwriters’ overallotment option for an additional 630,500 shares in July 2019, resulted in net proceeds of approximately $9.99 million. The net proceeds from this offering, along with excess operating cash, are deposited into and maintained in an interest-bearing account with a federally insured commercial bank. Accordingly, during the fiscal years ended June 30, 2021 and 2020, we earned interest from cash on deposit in this interest-bearing account. The decrease in earned interest reflects adverse changes in interest rate fluctuations during Fiscal 2021 compared with Fiscal 2020.

Interest Expense

Interest expense for the fiscal years ended June 30, 2021 and 2020 is as follows:

	Year Ended June 30,		Change
	2021	2020	Dollars	Percent
Interest expense	$8,953	$884	$8,069	913%

In accordance with the terms of the Promissory Note, during the period of time the principal of the PPP Loan was outstanding through June 23, 2021, we accrued interest at a fixed rate of 1% per annum. Our accrual for interest expense associated with the PPP Loan began June 18, 2020, the date we received the proceeds for the PPP Loan from our Lender. Likewise, we accrued interest on the PPP Loan during the fiscal year ended June 30, 2021, through June 23, 2021, the date our PPP Loan was forgiven by the SBA.

Loss on Foreign Currency Exchange

Loss on foreign currency exchange related to foreign sales transacted in functional currencies other than the U.S. dollar for the fiscal years ended June 30, 2021 and 2020 are as follows:

	Year Ended June 30,		Change
	2021	2020	Dollars	Percent
Loss on foreign currency exchange	$603	$1,829	$(1,226)	(67)%

During the fiscal years ended June 30, 2021 and 2020, we had international sales transactions denominated in currencies other than the U.S dollar that resulted in foreign currency exchange net losses. The decrease in these losses reflects the lower level of international sales denominated in foreign currencies as well as foreign currency exchange rate fluctuations during fiscal year ended June 30, 2021 compared with those of the prior fiscal year.

Provision for Income Taxes

We recognized a net income tax benefit of approximately $6.33 million and a net income tax expense of approximately $2,000 for the fiscal years ended June 30, 2021 and 2020, respectively. Our income tax provisions in these periods contain estimated taxes, penalties, and interest associated with uncertain tax positions.

As of each reporting date, we consider new evidence, both positive and negative, that could impact our view with regard to future realization of deferred tax assets. Beginning in 2014, we determined that negative evidence outweighed the positive and established a full valuation allowance against our deferred tax assets and we maintained such full valuation allowance through the period ended June 30, 2020. However, as of June 30, 2021, cumulative positive taxable income over the last three tax years had been generated in the U.S., as compared to the negative evidence of cumulative losses in previous years. We also determined that our expectations of future taxable income in upcoming tax years, including estimated growth rates applied to future expected taxable income that includes significant management estimates and assumptions, would be sufficient to result in full utilization of our federal net operating loss carryforwards and certain of the deferred tax assets prior to any statutory expiration. As a result, we determined that sufficient positive evidence exists as of June 30, 2021, to conclude that it is more likely than not deferred tax assets of approximately $6.35 million are realizable, and we reduced our valuation allowance accordingly. The reduction of the valuation allowances against these deferred tax assets was the main driver of the income tax benefit during the fiscal year ended June 30, 2021 of approximately $6.33 million. A valuation allowance remains against certain deferred tax assets primarily relating to state net operating loss carryforwards from our e-commerce subsidiary due to the timing uncertainty of when it will generate positive taxable income to utilize the associated deferred tax assets. In addition, a valuation allowance also remains against certain deferred tax assets relating to operating loss carryforwards relating to our dormant subsidiary located in Hong Kong.

Our statutory tax rate as of the fiscal year ended June 30, 2021 is 22.24% and consists of the federal income tax rate of 21% and a blended state income tax rate of 1.24%, net of the federal benefit.

Certain Operating Metrics

We believe that certain metrics are key to our business, including but not limited to monitoring our average order value, or AOV. We use the AOV computation in part to make strategic digital marketing related decisions and to monitor the performance and return on investment of our marketing activities. Our AOV is based on financial results and customer-related data for charlesandcolvard.com, LLC, our wholly owned subsidiary and through which we operate our primary transactional website. Our calculation for AOV is sensitive to several factors, including sales volume and product mix. Therefore, we believe that this metric may vary widely going forward as we respond to ever changing consumer demand and provide the products – that may have widely variable price points – which our audiences are seeking.

For the fiscal year ended June 30, 2021, our AOV, based on charlesandcolvard.com revenue, net of returns, divided by the total number of customer orders, is estimated to be approximately $1,000.

An additional metric that we use to manage charlesandcolvard.com operations and to make strategic digital marketing decisions for our transactional website is period-over-period revenue growth. Accordingly, we believe this level of growth reinforces our current year’s digital marketing program and affirms our decision to increase our investment in consumer-driven marketing efforts in charlesandcolvard.com during Fiscal 2021. While we believe this metric is sensitive to many factors and may vary in future periods, we expect to continue to monitor and base our marketing-related investments in part on charlesandcolvard.com revenue growth going forward.

For the fiscal year ended June 30, 2021, we experienced a 45% year-over-year growth in charlesandcolvard.com revenue compared to revenue for the fiscal year ended June 30, 2020.

Liquidity and Capital Resources

The full impact of the COVID-19 pandemic on the global and domestic economy remains uncertain and the world continues adapting to the ongoing pandemic and evolving viral variants and its adverse effects on global economics and worldwide business operations. The impact of the COVID-19 pandemic continues to place unprecedented pressures on global and U.S. businesses including our own. Depending on future developments, including the success of the global vaccine efforts to control the spread of the underlying virus and evolving variants, the pandemic could materially adversely impact our capital resources and liquidity in the future. We remain increasingly focused on the COVID-19 pandemic and are continually evaluating its potential effect on our business and liquidity and capital resources.

Capital Structure and Long-Term Debt

On June 18, 2020, we received the proceeds from the PPP Loan pursuant to the Paycheck Protection Program under the CARES Act, as administered by the SBA. The PPP Loan in the principal amount of $965,000 was disbursed by the Lender pursuant to a promissory note, or the Promissory Note, issued by us on June 15, 2020. In accordance with applicable provisions of the CARES Act, effective June 23, 2021, our PPP Loan forgiveness was approved and processed by the SBA for the full principal of the PPP Loan in the amount of $965,000. The full amount of the gain in connection with the extinguishment of this debt, including the forgiveness of accrued and unpaid interest of approximately $9,000, was recognized in the fiscal year ended June 30, 2021.

The CARES Act provided that existing AMT credit carryforwards were eligible for acceleration and refundable AMT credits were to be completely refunded to companies for taxable years beginning in 2019, or by election, taxable years beginning in 2018. Accordingly, we elected to have our then existing AMT tax completely refunded and filed a refund claim for the remaining portion of our AMT tax credit. Accordingly, the remaining balance of our AMT credit refund in the amount of approximately $270,000 was completely refunded during the fiscal year ended June 30, 2021.

We took advantage of available COVID-19 related payroll tax credits for certain wages and paid leave provided by us during the pandemic. A portion of these eligible tax credits are determined by qualified emergency paid sick and expanded family and medical leave wages pursuant to FFCRA. In addition, the Consolidated Appropriations Act, 2021, provides that employers who received a PPP loan may also qualify for the Employee Retention Credit (the “ERC”). Previously, pursuant to the CARES Act, taxpayers that received a PPP loan were not eligible for the ERC and this change is retroactive to March 27, 2020. We believe that we qualify for certain employer-related tax benefits pursuant to the ERC and expect to amend our applicable federal payroll tax returns for such benefit. Further, as permitted by the NC COVID-19 Relief Act, we expect to receive an incremental tax credit towards our contributions to the North Carolina Unemployment Insurance Fund. Accordingly, we will recognize any payroll tax credits related to these federal and state legislative actions in the period such benefits are received.

For further discussion of the effects of the CARES Act, the Consolidated Appropriations Act, 2021, and the NC COVID-19 Relief Act on our provision for income taxes and deferred tax assets, see Note 13 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

As a component of our liquidity and capital structure, we have an effective shelf registration statement on Form S-3 on file with the SEC that allows us to periodically offer and sell, individually or in any combination, shares of common stock, shares of preferred stock, warrants to purchase shares of common stock or preferred stock, and units consisting of any combination of the foregoing types of securities, up to a total of $25.00 million, of which all is available. However, we may offer and sell no more than one-third of our public float (which is the aggregate market value of our outstanding common stock held by non-affiliates) in any 12-month period.  Our ability to issue equity securities under the shelf registration statement is subject to market conditions, which may be in turn, subject to, among other things, the potential disruption and volatility that may be caused by ongoing effects of the COVID-19 pandemic. Any capital raise is not assured and may not be at terms that would be acceptable to us.

Financing Activities

In June 2019, we completed an underwritten public offering of 6,250,000 newly issued shares of common stock, at a price to the public of $1.60 per share, pursuant to our effective shelf registration statement on Form S-3. Net proceeds from the offering were approximately $9.06 million, net of the underwriting discount and fees and expenses. Pursuant to the terms of the underwriting agreement entered into in connection with this offering, the underwriters were granted a 30-day option to buy up to an additional 937,500 shares of our common stock to cover over-allotments. Pursuant to the partial exercise of the underwriters’ over-allotment option, in July 2019, we issued an additional 630,500 shares of our common stock at a price of $1.60 per share for net proceeds of approximately $932,000, net of the underwriting discount and fees and expenses of approximately $77,000. After giving effect to the partial exercise of the over-allotment option, we sold an aggregate of 6,880,500 shares of our common stock at a price of $1.60 per share with total gross proceeds of approximately $11.01 million, before deducting the underwriting discount and fees and expenses of approximately $1.02 million. Early during Fiscal 2020, we began using the aggregate net proceeds of approximately $9.99 million from the offering for marketing and for general corporate and working capital purposes. In response to the COVID-19 pandemic and its impact on consumer confidence and spending, management drastically reduced related advertising and digital marketing expenditures in mid-March 2020. However, we continue to monitor and adjust our advertising and digital marketing and professional services expenditure levels to correspond to market changes. As a result, we increased these expenditures during the fiscal year ended June 30, 2021, and may continue seeing an increase in these expenditure levels during Fiscal 2022 and beyond.

As discussed above, on June 18, 2020, we received the proceeds from the PPP Loan pursuant to the Paycheck Protection Program under the CARES Act, as administered by the SBA. The PPP Loan in the principal amount of $965,000 was disbursed by the Lender pursuant to a Promissory Note issued by us on June 15, 2020. In accordance with applicable provisions of the CARES Act, effective June 23, 2021, our PPP Loan forgiveness was approved and processed by the SBA for the full principal of the PPP Loan in the amount of $965,000. The full amount of the gain in connection with the extinguishment of this debt, including the forgiveness of accrued and unpaid interest of approximately $9,000, was recognized in the fiscal year ended June 30, 2021.

Operating Activities and Cash Flows

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of June 30, 2021, our principal sources of liquidity were cash, cash equivalents, and restricted cash totaling $21.45 million, trade accounts receivable of $1.66 million, and net current inventory of $11.45 million, as compared to cash, cash equivalents, and restricted cash totaling $14.62 million, trade accounts receivable of $671,000, and net current inventory of $7.44 million as of June 30, 2020. We also had access during Fiscal 2021 to a $5.00 million asset-based revolving credit facility with White Oak, or the White Oak Credit Facility, which we terminated in accordance with its terms as of July 9, 2021. As described more fully herein, effective July 7, 2021, we obtained from JPMorgan Chase Bank, N.A., or JPMorgan Chase, a $5.00 million cash collateralized line of credit facility, or the JPMorgan Chase Credit Facility. Also as described more fully herein, we had long-term debt in the form of a PPP Loan in the amount of $965,000, of which $193,000 was classified as current as of June 30, 2020. Effective June 23, 2021, the Company’s PPP Loan forgiveness was approved and processed by the SBA for the full principal of the PPP Loan in the amount of $965,000 as well as forgiveness of accrued and unpaid interest of approximately $9,000.

During the fiscal year ended June 30, 2021, our working capital increased by approximately $12.72 million to $30.14 million from $17.42 million at June 30, 2020. As described more fully below, the increase in working capital at June 30, 2021 is primarily attributable to an increase in our cash, cash equivalents, and restricted cash, principally resulting from cash provided by our operations, increase in our allocation of inventory from long-term to short-term due to a higher expected sell through of inventory on hand in the upcoming period, an increase in our accounts receivable, a decrease in our accounts payable, an increase in connection with the issuance of a short-term note receivable, a decrease in the current portion of our long-term debt, resulting from the forgiveness of our PPP Loan, and a decrease in our short-term operating lease liabilities. These factors were offset partially by an increase in our accrued expenses and other liabilities and a decrease in our prepaid expenses and other assets.

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

During the fiscal year ended June 30, 2021, approximately $6.47 million of cash was provided by our operations. The primary drivers of our cash flows from operations were the favorable effect of net income in the amount of $12.81 million; an increase in accrued expenses and other liabilities of $3.71 million; a decrease in inventory of $1.31 million; and an increase in accrued income taxes in the amount of $2,000. These factors were offset partially by an increase in prepaid expenses and other assets of $3.14 million; an increase in accounts receivable of $955,000; and a decrease in accounts payable of $974,000. In addition, the net effect of non-cash items included in net income totaling $6.29 million, driven by the benefit recognized for deferred income taxes in the amount of approximately $6.35 million in connection with the release of our valuation allowance and the gain on extinguishment of debt resulting from the forgiveness of our PPP Loan, including forgiveness of accrued and unpaid interest, in the amount of approximately $974,000, also unfavorably impacted net cash provided by operating activities during the fiscal year ended June 30, 2021.

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

During the fiscal year ended June 30, 2021, accounts receivable increased principally due to the increased level of sales during the three months ended June 30, 2021, as compared with the sales during the period leading up to June 30, 2020. As a result of the COVID-19 pandemic, from time to time we offered extended Traditional segment customer payment terms beyond 90 days to certain credit-worthy customers during Fiscal 2021 and the second half of Fiscal 2020. Because of the ongoing impact of the pandemic on the global economy, the extension of these terms may not immediately increase liquidity as a result of ongoing current-period sales, which we expect may continue to be pressured due to the effects of the ongoing pandemic. In addition, we believe our competitors and other vendors in the wholesale jewelry industry have expanded their use of extended payment terms and, in aggregate, we believe that, through our use of extended payment terms, we provide a competitive response in our market during the current global economic environment. We believe that we are unable to estimate the impact of these actions on our net sales, but we believe that if we ceased providing extended payment terms, we would be at a competitive disadvantage for some Traditional segment customers in the marketplace during this economic period and that our net sales and profits would likely be adversely impacted.

During the fiscal year ended June 30, 2021, prepaid expenses and other assets decreased principally as a result of the timing of payments, primarily for insurance-related premium expenses, in advance of goods or services received. During the fiscal year ended June 30, 2021, accrued expenses and other liabilities increased principally as a result of the increase in our operating lease liability associated with the new lease amendment for our corporate headquarters facilities that was executed in January 2021. During the fiscal year ended June 30, 2021, accounts payable decreased primarily as a result of the timing of payments for costs associated with inventory-related purchases and professional services incurred. As a result of the pandemic, we have from time-to-time paid certain vendor business partners in advance of their payment terms to secure and achieve supply chain needs.

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

We manufactured approximately $7.63 million and $10.64 million in loose jewels and $12.72 million and $7.82 million in finished jewelry, which includes the cost of the loose jewels and the purchase of precious metals and labor in connection with jewelry production, during the fiscal years ended June 30, 2021 and 2020, respectively. We expect our purchases of precious metals and labor to fluctuate in conjunction with the levels of our finished jewelry business. In addition, the price of gold has increased significantly over the past decade, resulting in higher retail price points for gold jewelry. Because the market price of gold and other precious metals is beyond our control, the upward price trends could continue and have a negative impact on our operating cash flow as we manufacture finished jewelry.

Historically, our raw material inventories of SiC crystals had been purchased under exclusive supply agreements with a limited number of suppliers. Because the supply agreements restricted the sale of these crystals exclusively to us, the suppliers negotiated minimum purchase commitments with us that, when combined with reduced sales levels during prior periods in which the purchase commitments were in effect, have resulted in levels of inventories that are higher than we might otherwise maintain. As of June 30, 2021 and 2020, $17.72 million and $23.19 million, respectively, of our inventories were classified as long-term assets. Loose jewel sales and finished jewelry that we manufacture will utilize both the finished goods loose jewels currently on-hand and, as we deplete certain shapes and sizes, our on-hand raw material SiC crystals of $1.78 million and new raw material that we purchase pursuant to the Supply Agreement.

A more detailed description of our inventories is included in Note 6 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

We made income tax payments of approximately $15,000 and $2,000 during the fiscal years ended June 30, 2021 and 2020, respectively. As of June 30, 2021, all of our remaining federal income tax credits had expired or been utilized, and therefore, are not available to be carried forward to offset future income taxes. As of June 30, 2021 and 2020, we had federal tax net operating loss carryforwards of approximately $19.00 million and $23.72 million, respectively, expiring between 2034 and 2037, or that have no expiration, which can be used to offset against future federal taxable income; North Carolina tax net operating loss carryforwards of approximately $19.87 million and  $20.12 million, respectively, expiring between 2023 and 2035; and various other state tax net operating loss carryforwards expiring between 2023 and 2040, which can be used to offset against future state taxable income.

Contractual Commitment

On December 12, 2014, we entered into the Supply Agreement with Cree. Under the Supply Agreement, subject to certain terms and conditions, we agreed to exclusively purchase from Cree, and Cree agreed to exclusively supply, 100% of our required SiC materials in quarterly installments that must equal or exceed a set minimum order quantity. The initial term of the Supply Agreement was scheduled to expire on June 24, 2018, unless extended by the parties. Effective June 22, 2018, the Supply Agreement was amended to extend the expiration date to June 25, 2023. The Supply Agreement, as amended, also provides for the exclusive production of our premium moissanite product, Forever One™ and provided us with one option, subject to certain conditions, to unilaterally extend the term of the Supply Agreement for an additional two-year period following the expiration of the initial term. In addition, the amendment to the Supply Agreement established a process by which Cree may begin producing alternate SiC material based on our specifications that will give us the flexibility to use the materials in a broader variety of our products, as well as to permit us to purchase certain amounts of SiC materials from third parties under limited conditions. On August 26, 2020, the Supply Agreement was further amended, effective June 30, 2020, to extend the expiration date to June 29, 2025, which may be further extended by mutual agreement of the parties. The Supply Agreement was also amended to, among other things, (i) spread our total purchase commitment under the Supply Agreement in the amount of approximately $52.95 million over the term of the Supply Agreement, as amended; (ii) establish a process by which Cree has agreed to accept purchase orders in excess of the agreed-upon minimum purchase commitment, subject to certain conditions; and (iii) permit us to purchase revised amounts of SiC materials from third parties under limited conditions. Our total purchase commitment under the Supply Agreement, as amended, until June 2025 is approximately $52.95 million, of which approximately $32.85 million remains to be purchased as of June 30, 2021.

For more information regarding the second amendment to our Supply Agreement, executed on August 26, 2020, see Note 10 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

During the fiscal years ended June 30, 2021 and 2020, we purchased approximately $3.78 million and $7.47 million, respectively, of SiC crystals from Cree. Going forward, we expect to use existing cash and cash equivalents and access to other working capital resources, including but not limited to the issuance of equity securities, together with future cash expected to be provided by operating activities to finance our purchase commitment under the Supply Agreement, as amended.

Line of Credit

Effective July 7, 2021, we obtained from JPMorgan Chase our $5.00 million cash collateralized JPMorgan Chase Credit Facility. The JPMorgan Chase Credit Facility may be used for general corporate and working capital purposes, including permitted acquisitions and certain additional indebtedness for borrowed money, installment obligations, and obligations under capital and operating leases. The JPMorgan Chase Credit Facility is secured by a cash deposit in the amount of $5.05 million held by JPMorgan Chase as collateral for the line of credit facility.

Each advance accrues interest at a rate equal to JPMorgan Chase’s monthly London Interbank Offered Rate, or LIBOR, multiplied by a statutory reserve rate for eurocurrency funding to which JPMorgan Chase is subject with respect to the adjusted LIBOR rate as established by the U.S. Federal Reserve Board, plus a margin of 1.25% per annum. Interest is calculated monthly on an actual/360 day basis and payable monthly in arrears. Principal outstanding during an event of default, at JPMorgan Chase’s option, accrues interest at a rate of 3% per annum in excess of the above rate. Any advance may be prepaid in whole or in part at any time. See Note 2, under the caption of Recently Issued Accounting Pronouncements, to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for more detailed information relating to concerns about structural risks of interbank offered rates, or IBORs, and, particularly, the risk of cessation of the LIBOR.

The JPMorgan Chase Credit Facility is evidenced by a credit agreement between us and JPMorgan Chase, or the JPMorgan Chase Credit Agreement, dated as of July 12, 2021, and customary ancillary documents, in the principal amount not to exceed $5.00 million at any one time outstanding and a line of credit note, or the JPMorgan Chase Line of Credit Note, in which we promise to pay on or before July 31, 2022, the amount of $5.00 million or so much thereof as may be advanced and outstanding. In the event of default, JPMorgan Chase, at its option, may accelerate the maturity of advances outstanding under the JPMorgan Chase Credit Facility. The JPMorgan Chase Credit Agreement and ancillary documents contain customary covenants, representations, fees, debt, contingent obligations, liens, loans, leases, investments, mergers, acquisitions, divestitures, subsidiaries, affiliate transactions, and changes in control.

In connection with the JPMorgan Chase Credit Facility, we incurred a non-refundable origination fee in the amount of $10,000 that was paid in full to JPMorgan Chase upon execution of the JPMorgan Chase Credit Facility on July 12, 2021. We also agreed to maintain our primary banking depository and disbursement relationship with JPMorgan Chase.

Events of default under the JPMorgan Chase Credit Facility include, without limitation, a default, event of default, or event that would constitute a default or event of default (pending giving notice or lapse of time or both), of any provision of the JPMorgan Chase Credit Agreement, the JPMorgan Chase Line of Credit Note, or any other instrument or document executed in connection with the JPMorgan Chase Credit Agreement or with any of our indebtedness, liabilities, and obligations to JPMorgan Chase or would result from the extension of credit to us by JPMorgan Chase.

On July 12, 2021, upon its execution, we did not request any advances pursuant to the terms of the JPMorgan Chase Credit Facility.

Prior to obtaining the JPMorgan Chase Credit Facility, we and our wholly owned subsidiary, charlesandcolvard.com, LLC, collectively referred to as the Borrowers, had a $5.00 million asset-based revolving credit facility, or the White Oak Credit Facility, from White Oak Commercial Finance, LLC, or White Oak, which we terminated in accordance with its terms as of July 9, 2021. The effective date of the White Oak Credit Facility was July 13, 2018, and it was scheduled to mature on July 13, 2021.

The White Oak Credit Facility was available for general corporate and working capital purposes, including permitted acquisitions and was guaranteed by the Borrowers. Under the terms of the White Oak Credit Facility, the Borrowers were required to maintain at least $500,000 in excess availability at all times. The White Oak Credit Facility contained no other financial covenants.

Advances under the White Oak Credit Facility could have been either revolving or non-revolving. During the first year of the term of the White Oak Credit Facility, any revolving advances would have accrued interest at a rate equal to one-month LIBOR (reset monthly, and subject to a 1.25% floor) plus 3.75%, and any non-revolving advances would have accrued interest at such LIBOR rate plus 4.75%. Thereafter, the interest margins would have been reduced upon the Company’s achievement of a specified fixed charge coverage ratio during the period of any outstanding advances. However, any advances were in all cases subject to a minimum interest rate of 5.50% and interest would have been calculated on an actual/360 basis and payable monthly in arrears. Principal outstanding during an event of default, which again did not occur during the term of the White Oak Credit Facility, would have accrued interest at a rate 2% in excess of the rate that would have been otherwise applicable.

We had not borrowed against the White Oak Credit Facility as of July 9, 2021, the date upon which we terminated the White Oak Credit Facility in accordance with its terms.

More detailed descriptions of both our JPMorgan Chase Credit Facility and former White Oak Credit Facility are included in Note 11 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

Liquidity and Capital Trends

We believe that our existing cash and cash equivalents and access to other working capital resources, including but not limited to the issuance of equity securities, and future cash expected to be provided by operating activities combined will be sufficient to meet our working capital and capital expenditure needs over the next twelve months.

Our future capital requirements and the adequacy of available funds will depend on many factors, including the ongoing uncertainty surrounding COVID-19 that could lead to further disruption and volatility in the global capital markets as well as its impact on our rate of sales growth; the expansion of our sales and marketing activities; the timing and extent of raw materials and labor purchases in connection with loose jewel production to support our moissanite jewels and lab grown diamond business and precious metals and labor purchases in connection with jewelry production to support our finished jewelry business; the timing of capital expenditures; and the risk factors described in more detail in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Currently, we have the JPMorgan Chase Credit Facility through its expiration on July 31, 2022, which we believe would mitigate these risks to our cash and liquidity position. Also, we may make investments in, or acquisitions of, complementary businesses, which could also require us to seek additional equity or debt financing.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which we prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The future effects of the COVID-19 pandemic on our results of operations, cash flows, and financial position remain unclear. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities. “Critical accounting policies and estimates” are defined as those most important to the financial statement presentation and that require the most difficult, subjective, or complex judgments. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Under different assumptions and/or conditions, including the impact of the COVID-19 pandemic and the related responses, those actual results of operations may materially differ. The most significant estimates impacting our consolidated financial statements relate to the valuation and classification of inventories, accounts receivable reserves, deferred tax assets, and revenue recognition. We also have other policies that we consider key accounting policies, but these policies typically do not require us to make estimates or judgments that are difficult or subjective.

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

Our work-in-process inventories include raw SiC crystals on which processing costs, such as labor and sawing, have been incurred; and components, such as metal castings and finished good moissanite jewels, that have been issued to jobs in the manufacture of finished jewelry. Our moissanite jewel manufacturing process involves the production of intermediary shapes, called “preforms”, that vary depending upon the expected size and shape of the finished jewel. To maximize manufacturing efficiencies, preforms may be made in advance of current finished inventory needs but remain in work-in-process inventories. As of June 30, 2021 and 2020, work-in-process inventories issued to active production jobs approximated $2.23 million and $1.34 million, respectively.

Each accounting period we evaluate the valuation and classification of inventories including the need for potential adjustments to inventory-related reserves and valuation allowances, which also include significant estimates by management.

See Note 2 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K under the Inventories caption for a further description of our inventories accounting policy and see Note 6 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for more detailed information relating to our accounting for inventory-related reserves and valuation allowances.

Revenue Recognition

Revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. To achieve this principle, we perform the following five steps: (i) identification of a contract with a customer; (ii) identification of any separate performance obligations; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when we have satisfied the underlying performance obligations. We recognize substantially all of our revenue at a point in time when control of our goods has passed to the customer with the exception of consigned goods. We consider our performance obligation related to the shipment of goods satisfied at the time this control is transferred. We also have a variable consideration element related to most of our contracts in the form of product return rights. At the time revenue is recognized, an allowance for estimated returns is established and any change in the allowance for returns is charged against net sales in the current period. For our customers (excluding those of charlesandcolvard.com), the returns policy generally allows for the return of jewels and finished jewelry with a valid reason for credit within 30 days of shipment, except for returns during the COVID-19 pandemic during which we generally extended the return period for an additional 30 days. Customers in both our charlesandcolvard.com and moissaniteoutlet.com websites may generally return purchases within 60 days and 30 days, respectively, of the shipment date in accordance with our returns policies as disclosed on our charlesandcolvard.com and moissaniteoutlet.com websites. Periodically, we ship loose jewel goods and finished goods to Traditional segment customers on consignment terms. Under these consignment terms, the customer assumes the risk of loss and has an absolute right of return for a specified period that typically ranges from six months to one year. Our Online Channels segment and Traditional segment customers are generally required to make payments on consignment shipments within 30 to 60 days upon the customer informing us that such inventory will be kept by the customer. Accordingly, we do not recognize revenue on these consignment transactions until the earlier of (i) the customer informing us that the inventory will be kept by the customer; (ii) the expiration of the right of returns period; or (iii) the customer informing us that the inventory has been sold.

See Note 2 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K under the Revenue Recognition caption for additional information regarding the underlying required disclosures arising from contracts with customers as well as a more detailed description of our revenue recognition accounting policy.

Accounts Receivable Reserves

Estimates are used to determine the amount of two reserves against trade accounts receivable. The first reserve is an allowance for sales returns. At the time revenue is recognized, we estimate future returns using a historical return rate that is reviewed quarterly with consideration of any contractual return privileges granted to customers, including any current extenuating economic conditions resulting from the COVID-19 pandemic, and we reduce sales and trade accounts receivable by this estimated amount. Our allowance for sales returns was $675,000 and $704,000 at June 30, 2021 and 2020, respectively.

The second reserve is an allowance for uncollectible accounts for the measurement of estimated credit losses resulting from the failure of our customers to make required payments. This allowance reduces trade accounts receivable to an amount expected to be collected. We use a current expected credit loss (“CECL”) model whereby we estimate credit losses expected over the life of our pool of exposures based on historical percentages of uncollectible accounts, changes in payment history, and facts and circumstances, including any current extenuating economic conditions, for example those resulting from the COVID-19 pandemic, regarding specific accounts that become known to, or forecasted by, us when evaluating the adequacy of the allowance for uncollectible accounts. We determine a credit loss percentage based on the age of the receivable that we deem uncollectible related to potential credit losses. We record an allowance for such credit losses, which includes a provision for expected losses based on historical write-offs, adjusted for current conditions as deemed necessary, reasonable and supportable forecasts about future conditions, and a specific reserve for accounts deemed at risk. The allowance is our estimate for accounts receivable as of the balance sheet date that ultimately will not be collected. Any changes in the allowance are reflected in the results of operations in the period in which the change occurs. We write-off accounts receivable and the related allowance recorded previously when it becomes probable, based upon customer facts and circumstances, that such amounts will not be collected. We generally use internal collection efforts, which may include our sales personnel as deemed appropriate. After all internal collection efforts have been exhausted, we generally write-off the underlying account receivable.

Any accounts with significant balances are reviewed separately to determine an appropriate allowance based on the facts and circumstances of the specific underlying customer account. During our review for the fiscal years ended June 30, 2021 and 2020, we determined no additional reserves were necessary for specific accounts. Based on these criteria, we determined that allowances for uncollectible accounts receivable of $71,000 and $79,000 at June 30, 2021 and 2020, respectively, were required.

Deferred Tax Assets

As of each reporting date, management considers new evidence, both positive and negative, that could impact its view with regard to future realization of available deferred tax assets. As of the fiscal year ended June 30, 2020, we did not recognize an income tax benefit for any of our deferred tax assets, primarily related to net operating loss carryforwards and inventory valuation reserves, because management determined that sufficient negative evidence continued to exist to conclude it was uncertain that we would have sufficient future taxable income to utilize our deferred tax assets.

However, as of June 30, 2021, cumulative positive taxable income over the last three tax years had been generated in the U.S., as compared to the negative evidence of cumulative losses in previous years. We also determined that our expectation of future taxable income in upcoming tax years, including estimated growth rates applied to future expected taxable income that includes significant management estimates and assumptions, would be sufficient to result in full utilization of our federal net operating loss carryforwards and certain of the deferred tax assets prior to any statutory expiration. As a result, we determined that sufficient positive evidence exists as of June 30, 2021, to conclude that it is more likely than not deferred tax assets of approximately $6.35 million are realizable, and we reduced our valuation allowance accordingly. The reduction of the valuation allowances against these deferred tax assets was the main driver of the income tax benefit during the fiscal year ended June 30, 2021 of approximately $6.33 million. A valuation allowance remains against certain deferred tax assets primarily relating to state net operating loss carryforwards from our e-commerce subsidiary due to the timing uncertainty of when it will generate positive taxable income to utilize the associated deferred tax assets. In addition, as detailed below, a valuation allowance also remains against certain deferred tax assets relating to operating loss carryforwards relating to our dormant subsidiary located in Hong Kong.

As of June 30, 2021, all of our remaining federal income tax credits had expired or been utilized, and therefore, are not available to be carried forward to offset future income taxes. As of June 30, 2021 and 2020, we had federal tax net operating loss carryforwards of approximately $19.00 million and $23.72 million, respectively, expiring between 2034 and 2037, or that have no expiration, which can be used to offset against future federal taxable income; North Carolina tax net operating loss carryforwards of approximately $19.87 million and  $20.12 million, respectively, expiring between 2023 and 2035; and various other state tax net operating loss carryforwards expiring between 2023 and 2040, which can be used to offset against future state taxable income.

As of each of June 30, 2021 and 2020, there was approximately $6.03 million in net operating loss carryforwards in Hong Kong. In accordance with the Hong Kong tax code, these amounts can be carried forward indefinitely to offset future taxable income in Hong Kong. Our deferred tax assets in Hong Kong were fully reserved with a valuation allowance of $996,000 as of each of June 30, 2021 and 2020, and had been fully reserved in all prior fiscal periods due to the uncertainty of future taxable income in this jurisdiction to utilize the deferred tax assets. Charles & Colvard (HK) Ltd., our Hong Kong subsidiary, was entered into dormancy as of September 30, 2020, following its re-activation in December 2017. Charles & Colvard (HK) Ltd. previously became dormant in the second quarter of 2009 and has had no operating activity since 2008. If we use any portion of our deferred tax assets in future periods, the valuation allowance would need to be reversed and may impact our future operating results.

For discussion of the effects of the CARES Act, the Consolidated Appropriations Act, 2021, and the NC COVID-19 Relief Act on our provision for income taxes and deferred tax assets, see Note 13 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

Uncertain Tax Positions

We account for the de-recognition, classification, accounting in interim periods, and disclosure requirements for uncertain tax positions in accordance with U.S. GAAP. Determining which tax positions qualify as uncertain positions and the subsequent accounting for these positions requires significant estimates and assumptions. Our net accrued income tax liability under the provisions of this guidance was approximately $10,000 and $8,000 at June 30, 2021 and 2020, respectively. This liability is only resolved when we obtain an official ruling from the tax authority on the positions or when the statute of limitations expires. Our liability for accrued interest on these uncertain tax positions has increased by approximately $2,000 for each of the fiscal years ended June 30, 2021 and 2020.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K under the Recently Issued Accounting Pronouncements caption for the description of recent accounting pronouncements, including the expected date of adoption and estimated effects, on our consolidated financial statements.

Off-Balance Sheet Arrangements

We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance sheet arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of June 30, 2021 and 2020, we did not have any off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Charles & Colvard, Ltd.
Morrisville, North Carolina

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Charles & Colvard, Ltd. (the “Company”) as of June 30, 2021, and 2020, the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Inventories Net Realizable Value

As described in Notes 2 and 6 to the Company’s consolidated financial statements, inventories totaled approximately $29.2 million at June 30, 2021.  Inventories are stated at the lower of cost or net realizable value.  Each accounting period, the Company evaluates the valuation of inventories including the need for potential adjustments to inventory-related reserves, which includes significant estimates by management.

We identified management’s estimates of the net realizable value of inventories, including inventory-related reserves, as a critical audit matter.  Certain of the Company’s inventories are subject to various market factors, including changes in styling trends, that could indicate a decline in the net realizable value.  Given the inherent uncertainty in estimating the future marketability of the Company’s products, auditing management’s estimates of the net realizable value of inventories required a high degree of auditor judgment and increased audit effort.

The primary procedures we performed to address this critical audit matter included:

•
Evaluating the reasonableness of the inputs used in management’s inventory reserve calculation as compared to historical demand and prices for similar products recently sold by the Company, current and expected margins based on current period sales of inventories on hand, and industry trends.

•
Analyzing the reserve calculations to determine whether management identified evidence of potential declines in marketability, including slow moving inventory, for which carrying value may exceed estimates of net realizable value and appropriately evaluated potential reserves.

Realizability of Deferred Tax Assets Previously Offset by Valuation Allowances

As described in Notes 2 and 13 to the Company’s consolidated financial statements, at each reporting date, management considers new evidence, both positive and negative, that could impact its view with regard to future realization of available deferred tax assets. The Company determined that sufficient evidence exists as of June 30, 2021, that it is more likely than not that deferred tax assets of approximately $6.4 million would be realized and released a portion of the Company’s valuation allowance. The release of the valuation allowance against these deferred tax assets was the main driver of the income tax benefit during the fiscal year ended June 30, 2021 of approximately $6.3 million.

We identified management’s judgments related to the future realization of deferred tax assets as a critical audit matter.  Management uses significant judgment and estimation to assess the future realization of deferred tax assets. This assessment includes an estimate of future taxable income which involves significant uncertainty, the auditing of which requires a high degree of judgment and an increased effort, including the involvement of professionals with special skills.

The primary procedures we performed to address this critical audit matter included:

•
Evaluating the reasonableness of management’s estimates of future taxable income, including consideration against historical performance of the Company and whether the information was materially consistent with evidence obtained in other areas of the audit.

•
Utilizing personnel with specialized skill and knowledge in income taxes to assist in the evaluation of the appropriateness of the Company’s tax positions and analysis of management’s conclusion that certain of the Company’s deferred tax assets are more likely than not to be utilized.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2010.

Raleigh, North Carolina
September 2, 2021

CHARLES & COLVARD, LTD.
CONSOLIDATED BALANCE SHEETS

	June 30,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$21,302,317	$13,993,032
Restricted cash	144,634	624,202
Accounts receivable, net	1,662,074	670,718
Inventory, net	11,450,141	7,443,257
Note receivable	250,000	-
Prepaid expenses and other assets	952,065	1,177,860
Total current assets	35,761,231	23,909,069
Long-term assets:
Inventory, net	17,722,579	23,190,702
Property and equipment, net	875,897	999,061
Intangible assets, net	209,658	170,151
Operating lease right-of-use assets	3,952,146	584,143
Deferred income taxes, net	6,350,830	-
Other assets	49,658	51,461
Total long-term assets	29,160,768	24,995,518
TOTAL ASSETS	$64,921,999	$48,904,587

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,774,373	$3,748,235
Operating lease liabilities, current portion	566,083	622,493
Current maturity of long-term debt	-	193,000
Accrued expenses and other liabilities	2,281,807	1,922,332
Total current liabilities	5,622,263	6,486,060
Long-term liabilities:
Long-term debt, net	-	772,000
Noncurrent operating lease liabilities	3,600,842	203,003
Accrued income taxes	9,878	7,947
Total long-term liabilities	3,610,720	982,950
Total liabilities	9,232,983	7,469,010
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common stock, no par value; 50,000,000 shares authorized; 29,913,095 and 28,949,410 shares issued and outstanding at June 30, 2021 and 2020, respectively	56,057,109	54,342,864
Additional paid-in capital	25,608,593	25,880,165
Accumulated deficit	(25,976,686)	(38,787,452)
Total shareholders’ equity	55,689,016	41,435,577
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$64,921,999	$48,904,587

See Notes to Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2021	2020
Net sales	$39,235,839	$29,189,020
Costs and expenses:
Cost of goods sold	20,809,690	21,200,207
Sales and marketing	8,476,716	9,443,244
General and administrative	4,441,441	4,861,297
Total costs and expenses	33,727,847	35,504,748
Income (Loss) from operations	5,507,992	(6,315,728)
Other income (expense):
Gain on extinguishment of debt	974,328	-
Interest income	5,581	158,091
Interest expense	(8,953)	(884)
Loss on foreign currency exchange	(603)	(1,829)
Total other income (expense), net	970,353	155,378
Income (Loss) before income taxes	6,478,345	(6,160,350)
Income tax benefit (expense)	6,332,421	(1,733)
Net income (loss)	$12,810,766	$(6,162,083)

Net income (loss) per common share:
Basic	$0.44	$(0.22)
Diluted	0.42	(0.22)

Weighted average number of shares used in computing net income (loss) per common share:
Basic	29,144,820	28,644,133
Diluted	30,232,567	28,644,133

See Notes to Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance at June 30, 2019	28,027,569	$54,342,864	$24,488,147	$(32,625,369)	$46,205,642
Issuance of common stock, net of offering costs	630,500	-	932,480	-	932,480
Stock-based compensation	-	-	459,538	-	459,538
Issuance of restricted stock	325,000	-	-	-	-
Retirement of restricted stock	(33,659)
Net loss	-	-	-	(6,162,083)	(6,162,083)
Balance at June 30, 2020	28,949,410	$54,342,864	$25,880,165	$(38,787,452)	$41,435,577
Stock-based compensation	-	-	352,583	-	352,583
Issuance of restricted stock	178,750	-	-	-	-
Retirement of restricted stock	(162,500)	-	-	-	-
Stock option exercises	947,435	1,714,245	(624,155)	-	1,090,090
Net income	-	-	-	12,810,766	12,810,766
Balance at June 30, 2021	29,913,095	$56,057,109	$25,608,593	$(25,976,686)	$55,689,016

See Notes to Consolidated Financial Statements.

 CHARLES & COLVARD, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$12,810,766	$(6,162,083)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	567,122	490,235
Stock-based compensation	352,583	459,538
Provision for uncollectible accounts	2,030	8,788
Recovery of sales returns	(29,000)	(42,000)
Inventory write-downs	150,000	5,863,991
(Recovery of) Provision for accounts receivable discounts	(9,153)	3,751
Gain on extinguishment of debt	(974,328)	-
Benefit for deferred income taxes, net	(6,350,830)	-
Changes in operating assets and liabilities:
Accounts receivable	(955,233)	1,321,214
Inventory	1,311,239	(2,764,230)
Prepaid expenses and other assets, net	(3,140,405)	490,438
Accounts payable	(973,862)	468,687
Accrued income taxes	1,931	1,733
Accrued expenses and other liabilities	3,710,232	109,123
Net cash provided by operating activities	6,473,092	249,185

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(437,069)	(458,854)
Payment to fund note receivable	(250,000)	-
Payments for intangible assets	(46,396)	(77,122)
Net cash used in investing activities	(733,465)	(535,976)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock option exercises	1,090,090	-
Proceeds from long-term debt	-	965,000
Issuance of common stock, net of offering costs	-	932,480
Net cash provided by financing activities	1,090,090	1,897,480

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	6,829,717	1,610,689
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	14,617,234	13,006,545
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	$21,446,951	$14,617,234

Supplemental disclosure of non-cash investing and financing activities:
Additions to right-of-use assets obtained from new operating lease liabilities	$3,908,249	$-
Forgiveness of PPP Loan principal	965,000	$-

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$-	$884
Cash paid during the year for income taxes	$14,704	$2,050

See Notes to Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

Charles & Colvard, Ltd. (the “Company”), a North Carolina corporation, was founded in 1995. The Company manufactures, markets, and distributes Charles & Colvard Created Moissanite® (hereinafter referred to as moissanite or moissanite jewels) and finished jewelry featuring moissanite, including Forever One™, the Company’s premium moissanite gemstone brand, for sale in the worldwide fine jewelry market. The Company also markets and distributes Caydia® lab grown diamonds and finished jewelry featuring lab grown diamonds for sale in the worldwide fine jewelry market. Moissanite, also known by its chemical name silicon carbide (“SiC”), is a rare mineral first discovered in a meteorite crater. Because naturally occurring SiC crystals are too small for commercial use, larger crystals must be grown in a laboratory. Lab grown diamonds are also grown using technology that replicates the natural diamond growing process. The only differentiation between that of a lab grown diamond and a mined diamond is its origin. The result is a man-made diamond that is chemically, physically, and optically the same as those grown beneath the earth’s surface.

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

Basis of Presentation and Principles of Consolidation – The accompanying consolidated financial statements as of and for the fiscal years ended June 30, 2021 and 2020, include the accounts of the Company and its wholly owned subsidiaries charlesandcolvard.com, LLC; Charles & Colvard Direct, LLC; and Charles & Colvard (HK) Ltd., the Company’s Hong Kong subsidiary, which was entered into dormancy as of September 30, 2020 following its re-activation in December 2017. Charles & Colvard (HK) Ltd. previously became dormant in the second quarter of 2009 and has had no operating activity since 2008. Charles & Colvard Direct, LLC, had no operating activity during the fiscal years ended June 30, 2021 or 2020. All intercompany accounts have been eliminated.

Use of Estimates – The future effects of the COVID-19 pandemic on the Company’s results of operations, cash flows, and financial position continue to remain unclear. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates impacting the Company’s consolidated financial statements relate to the valuation and classification of inventories, accounts receivable reserves, deferred tax assets, stock-based compensation, and revenue recognition. Actual results could differ materially from those estimates.

Changes in Accounting Policy – Effective July 1, 2020, the Company adopted the new accounting standard related to the measurement and disclosure of credit losses on financial instruments. The new guidance includes a current expected credit loss (“CECL”) model that requires an entity to estimate credit losses expected over the life of an exposure or pool of exposures based on historical information, current conditions, and supportable forecasts at the time the asset is recognized and is measured at each reporting period. The new guidance principally aligns the Company’s accounting for its trade accounts receivable with the economics of extending credit and improves its financial reporting by requiring timelier recording of related credit losses.

The adoption of the new accounting standard did not have a material impact on the Company’s financial position or results of operations and the Company did not record a cumulative-effect adjustment to retained earnings. The Company amended its allowance for credit losses policy, as set forth below, for the implementation of the new accounting standard.

The Company records an allowance for credit losses, which includes a provision for expected losses based on historical write-offs, adjusted for current conditions as deemed necessary, reasonable and supportable forecasts about future conditions that affect the expected collectability of the reported amount of the financial asset, and a specific reserve for accounts deemed at risk. The allowance is the Company’s estimate for accounts receivable as of the balance sheet date that ultimately will not be collected. Any changes in the allowance are reflected in the results of operations in the period in which the change occurs. The Company writes-off accounts receivable and the related allowance recorded previously when it becomes probable, based upon customer facts and circumstances, that such amounts will not be collected.

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

Restricted Cash – In accordance with cash management process requirements related to the Company’s asset-based revolving credit facility from White Oak Commercial Finance, LLC (“White Oak”), which was terminated by the Company on July 9, 2021 in accordance with its terms, such credit facility contained access and usage restrictions on certain cash deposit balances for periods of up to two business days during which time the deposits were held by White Oak for the benefit of the Company. During the period these cash deposits were held by White Oak, such amounts were classified as restricted cash for financial reporting purposes on the Company’s Consolidated Balance Sheets.

For additional information regarding termination of the Company’s asset-based revolving credit facility with White Oak, see Note 11, “Debt.”

In accordance with the terms of the Company’s cash collateralized $5.00 million credit facility from JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), which the Company entered into on July 12, 2021, the Company is required to keep $5.05 million in a cash deposit account held by JPMorgan Chase. Such amount is held as security for the Company’s credit facility from JPMorgan Chase. Accordingly, this cash deposit held by JPMorgan Chase will be classified as restricted cash for financial reporting purposes on the Company’s Consolidated Balance Sheets.

For additional information regarding the Company’s cash collateralized credit facility with JPMorgan Chase, see Note 11, “Debt” and Note 16, “Subsequent Event.”

The reconciliation of cash, cash equivalents, and restricted cash, as presented on the Consolidated Statements of Cash Flows, consists of the following as of the dates presented:
	June 30,
	2021	2020
Cash and cash equivalents	$21,302,317	$13,993,032
Restricted cash	144,634	624,202
Total cash, cash equivalents, and restricted cash	$21,446,951	$14,617,234

Concentration of Credit Risk – Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash on deposit and cash equivalents held with one bank and trade accounts receivable. At times, cash and cash equivalents balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurable limits. The Company’s money market fund investment account (recognized as cash and cash equivalents) is with what the Company believes to be a high-quality issuer. The Company has never experienced any losses related to these balances. Non-interest-bearing amounts on deposit in excess of FDIC insurable limits at June 30, 2021 and 2020 approximated $10.32 million and $2.01 million, respectively. Interest-bearing amounts on deposit in excess of FDIC insurable limits at June 30, 2021 and 2020 approximated $10.64 million and $11.64 million, respectively.

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

Accounts Receivable Reserves – Estimates are used to determine the amount of two reserves against trade accounts receivable. The first reserve is an allowance for sales returns. At the time revenue is recognized, the Company estimates future returns using a historical return rate that is reviewed quarterly with consideration of any contractual return privileges granted to customers, including any current extenuating economic conditions resulting from the COVID-19 pandemic, and it reduces sales and trade accounts receivable by this estimated amount. The Company’s allowance for sales returns was $675,000 and $704,000 at June 30, 2021 and 2020, respectively.

The following are reconciliations of the allowance for sales returns balances as of the periods presented:

	Year Ended June 30,
	2021	2020
Balance, beginning of year	$704,000	$746,000
Additions charged to operations	5,631,415	4,710,943
Sales returns	(5,660,415)	(4,752,943)
Balance, end of year	$675,000	$704,000

The second reserve is an allowance for uncollectible accounts for the measurement of estimated credit losses resulting from the failure of the Company’s customers to make required payments. This allowance reduces trade accounts receivable to an amount expected to be collected. The Company uses a CECL model whereby management estimates credit losses expected over the life of its pool of exposures based on historical percentages of uncollectible accounts, changes in payment history, and facts and circumstances, including any current extenuating economic conditions, for example those resulting from the COVID-19 pandemic, regarding specific accounts that become known to, or forecasted by, management when evaluating the adequacy of the allowance for uncollectible accounts. The Company determines a credit loss percentage based on the age of the receivable that it deems uncollectible related to potential credit losses. The Company records an allowance for such credit losses, which includes a provision for expected losses based on historical write-offs, adjusted for current conditions as deemed necessary, reasonable and supportable forecasts about future conditions, and a specific reserve for accounts deemed at risk. The allowance is the Company’s estimate for accounts receivable as of the balance sheet date that ultimately will not be collected. Any changes in the allowance are reflected in the results of operations in the period in which the change occurs. The Company writes-off accounts receivable and the related allowance recorded previously when it becomes probable, based upon customer facts and circumstances, that such amounts will not be collected. The Company generally uses internal collection efforts, which may include its sales personnel as it deems appropriate. After all internal collection efforts have been exhausted, the Company generally writes-off the underlying account receivable.

Any accounts with significant balances are reviewed separately to determine an appropriate allowance based on the facts and circumstances of the specific underlying customer account. During its review for the fiscal years ended June 30, 2021 and 2020, the Company determined no additional reserves were necessary for specific accounts. Based on these criteria, management determined that allowances for uncollectible accounts receivable of $71,000 and $79,000 at June 30, 2021 and 2020, respectively, were required.

The following are reconciliations of the allowance for uncollectible accounts balances as of the periods presented:

	Year Ended June 30,
	2021	2020
Balance, beginning of year	$79,000	$249,000
Additions charged to operations	2,030	8,788
Write-offs, net of recoveries	(10,030)	(178,788)
Balance, end of year	$71,000	$79,000

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

Property and Equipment – Property and equipment are stated at cost and are depreciated over their estimated useful lives using the straight-line method as follows:

Machinery and equipment	5 to 12 years
Computer hardware	3 to 5 years
Computer software	3 years
Furniture and fixtures	5 to 10 years
Leasehold improvements	Shorter of the estimated useful life or lease term

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

Impairment of Long-Lived Assets – The Company evaluates the recoverability of its long-lived assets by reviewing them for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of the asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount exceeds the fair value and is recognized as an operating expense in the period in which the determination is made. As of June 30, 2021, the Company did not identify any indicators of long-lived asset impairment.

In addition to the recoverability assessment, the Company routinely reviews the remaining estimated useful lives of its long-lived assets. Any reduction in the useful-life assumption will result in increased depreciation and amortization expense in the period when such determination is made, as well as in subsequent periods.

Revenue Recognition – Revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. To achieve this principle, the Company performs the following five steps: (i) identification of a contract with a customer; (ii) identification of any separate performance obligations; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when the Company has satisfied the underlying performance obligations. The Company recognizes substantially all of its revenue at a point in time when control of the Company’s goods has passed to the customer with the exception of consigned goods. The Company considers its sole performance obligation related to the shipment of goods satisfied at the time this control is transferred. Customer payment terms for these shipments typically range between 30- and 90-days. Customers purchasing items through the Company’s websites pay amounts in advance of the Company transferring control of the goods. Amounts received in advance of the transfer of control are included in deferred revenue within accrued expenses and other liabilities on the consolidated balance sheets until the time of the transfer of control of the goods. All amounts included in deferred revenue at June 30, 2020 were recorded in net sales during the fiscal year ended June 30, 2021. The Company has elected to treat shipping and handling performed after control has transferred to customers as a fulfillment activity, and additionally, has elected the practical expedient to report sales taxes on a net basis. The Company records shipping and handling expense related to product sales as cost of sales.

The Company has a variable consideration element related to most of its contracts in the form of product return rights. At the time revenue is recognized, an allowance for estimated returns is established and any change in the allowance for returns is charged against net sales in the current period. For the Company’s customers (excluding those of charlesandcolvard.com), the returns policy generally allows for the return of jewels and finished jewelry with a valid reason for credit within 30 days of shipment. Customers in both of the Company’s charlesandcolvard.com and moissaniteoutlet.com websites may generally return purchases within 60 days and 30 days, respectively, of the shipment date in accordance with the Company’s returns policies as disclosed on its charlesandcolvard.com and moissaniteoutlet.com websites.

Periodically, the Company ships loose jewel goods and finished goods to Traditional segment customers on consignment terms. Under these consignment terms, the customer assumes the risk of loss and has an absolute right of return for a specified period that typically ranges from six months to one year. The Company’s Online Channels segment and Traditional segment customers are generally required to make payments on consignment shipments within 30 to 60 days upon the customer informing the Company that it will keep the inventory. Accordingly, the Company does not recognize revenue on these consignment transactions until the earlier of (i) the customer informing the Company that it will keep the inventory; (ii) the expiration of the right of return period; or (iii) the customer informing the Company that the inventory has been sold to the end consumer.

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

The Company estimates anticipated product returns in the form of a refund liability based on historical return percentages and current period sales levels. The Company also accrues a related returns asset for goods expected to be returned in salable condition, less any expected costs to recover such goods, including return shipping costs that the Company may incur. As of June 30, 2021 and 2020, the Company’s refund liabilities balances were $675,000 and $704,000, respectively, and are included as allowances for sales returns within accounts receivable, net, in the accompanying consolidated balance sheets. As of June 30, 2021 and 2020, the Company’s returns asset balances were $252,000 and $289,000, respectively, and are included within prepaid expenses and other assets in the accompanying consolidated balance sheets.

Cost of Goods Sold – Cost of goods sold is primarily composed of inventory sold during the period; inventory written-off during the period due to ongoing quality and obsolescence reviews; salaries and payroll-related expenses for personnel involved in preparing and shipping product to customers; an allocation of shared expenses such as rent, utilities, communication expenses, and depreciation related to preparing and shipping product to customers; and outbound freight charges.

Advertising Costs – Advertising production costs are expensed as incurred. Media placement costs are expensed the first time the underlying advertising appears.

The Company also offers a cooperative advertising program to certain of its distributor and retail partners that reimburses, via a credit towards future purchases, a portion of their marketing costs based on the customers’ net purchases from the Company and is subject to the customer providing documentation of all advertising performed that includes the Company’s products. For the fiscal years ended June 30, 2021 and 2020, these approximate amounts were $380,000 and $491,000, respectively, and are included as a component of sales and marketing expenses. Because the Company receives a distinct good or service in exchange for consideration and the fair value of the benefit can be reasonably estimated, these transactions are reflected as sales and marketing expenses.

Advertising expenses, inclusive of the cooperative advertising program, for the fiscal years ended June 30, 2021 and 2020, were approximately $4.25 million and $3.96 million, respectively.

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

Risk-Free Interest Rate. The risk-free interest rate is based on the published yield available on U.S. Treasury issues with an equivalent term remaining equal to the expected life of the stock option; and

Expected Lives. The expected lives of the issued stock options represent the estimated period of time until exercise or forfeiture and are based on the simplified method of using the mid-point between the vesting term and the original contractual term. The simplified method is used because the Company does not have sufficient historical option exercise experience.

The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rates of stock-based awards and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rates, the Company analyzes its historical forfeiture rates. If the Company’s actual forfeiture rates are materially different from its estimates, or if the Company re-evaluates the forfeiture rates in the future, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

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

As of the dates presented, the following table reconciles the differences between the basic and diluted net income (loss) per share presentations:

	Year Ended June 30,
	2021	2020
Numerator:
Net income (loss)	$12,810,766	$(6,162,083)

Denominator:
Weighted average common shares outstanding:
Basic	29,144,820	28,644,133
Effect of dilutive securities	1,087,747	-
Diluted	30,232,567	28,644,133

Net income (loss) per common share:
Basic	$0.44	$(0.22)
Diluted	$0.42	$(0.22)

For the fiscal year ended June 30, 2021, stock options to purchase approximately 1.24 million were excluded from the computation of diluted net income per common share because the exercise price of the stock options was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to net income per common share. For the fiscal year ended June 30, 2020, stock options to purchase approximately 2.81 million shares were excluded from the computation of diluted net loss per common share because the effect of inclusion of such amounts would be anti-dilutive to net loss per common share. The quantity of 162,500 shares of unvested restricted stock were excluded from the computation of diluted net loss per common share as of June 30, 2020 because the shares were performance-based and the underlying conditions had not been met as of the year presented and the effects of the inclusion of such shares would have been anti-dilutive to net loss per common share. There are no such performance-based shares of unvested restricted stock excluded from the computation of basic and diluted net income per common share as of June 30, 2021 because the underlying performance conditions for these restricted stock shares were met as of June 30, 2021.

Recently Issued Accounting Pronouncements – In December 2019, the Financial Accounting Standards Board (the “FASB”) issued guidance on simplifying the accounting for income taxes that is intended to reduce the complexity while maintaining or improving the usefulness of tax disclosure information in financial statements. The new guidance is effective for fiscal years beginning after December 15, 2020. The Company does not expect the impact of the new guidance to have a material impact to the Company’s financial statements.

In March 2020, in response to concerns about structural risks of interbank offered rates (“IBORs”), and, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”), the FASB issued new guidance to ease the burden in accounting for or recognizing the effects of referenced interest rate reform on financial reporting. The new guidance is effective as of March 12, 2020 through December 31, 2022. As described in more detail in Note 11, “Debt”, borrowings under the Company’s line of credit would have been based on a rate equal to the one-month LIBOR. As of June 30, 2021, the Company had not borrowed against its line of credit, and therefore, is not subject to recognizing or disclosing any effect of referenced rate reform as of its fiscal year ended June 30, 2021.

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

Summary financial information by reportable segment for the periods presented is as follows:

	Year Ended June 30, 2021
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$19,905,199	$4,496,347	$24,401,546
Loose jewels	3,304,439	11,529,854	14,834,293
Total	$23,209,638	$16,026,201	$39,235,839

Product line cost of goods sold
Finished jewelry	$8,235,797	$3,036,215	$11,272,012
Loose jewels	1,216,942	5,640,813	6,857,755
Total	$9,452,739	$8,677,028	$18,129,767

Product line gross profit
Finished jewelry	$11,669,402	$1,460,132	$13,129,534
Loose jewels	2,087,497	5,889,041	7,976,538
Total	$13,756,899	$7,349,173	$21,106,072

Operating income	$3,739,553	$1,768,439	$5,507,992

Depreciation and amortization	$248,995	$318,127	$567,122

Capital expenditures	$253,935	$183,134	$437,069

	Year Ended June 30, 2020
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$13,680,440	$3,097,188	$16,777,628
Loose jewels	2,944,100	9,467,292	12,411,392
Total	$16,624,540	$12,564,480	$29,189,020

Product line cost of goods sold
Finished jewelry	$5,760,413	$1,709,377	$7,469,790
Loose jewels	1,198,275	4,863,911	6,062,186
Total	$6,958,688	$6,573,288	$13,531,976

Product line gross profit
Finished jewelry	$7,920,027	$1,387,811	$9,307,838
Loose jewels	1,745,825	4,603,381	6,349,206
Total	$9,665,852	$5,991,192	$15,657,044

Operating loss	$(249,016)	$(6,066,712)	$(6,315,728)

Depreciation and amortization	$177,703	$312,532	$490,235

Capital expenditures	$305,570	$153,284	$458,854

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

The reconciliations of the Company’s product line cost of goods sold to cost of goods sold, as reported in the consolidated financial statements for the periods presented, are as follows:

	Year Ended June 30,
	2021	2020
Product line cost of goods sold	$18,129,767	$13,531,976
Non-capitalized manufacturing and production control expenses	1,591,114	1,443,698
Freight out	1,013,275	510,612
Inventory write-downs	150,000	5,863,991
Other inventory adjustments	(74,466)	(150,070)
Cost of goods sold	$20,809,690	$21,200,207

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

All intangible assets, as well as property and equipment, as of June 30, 2021 and 2020, are held and located in the United States.

The following presents net sales data by geographic area for the periods presented:

	Year Ended June 30,
	2021	2020
Net sales
United States	$37,225,519	$26,814,024
International	2,010,320	2,374,996
Total	$39,235,839	$29,189,020

4.	FAIR VALUE MEASUREMENTS

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

The Company evaluates assets and liabilities subject to fair value measurements on a recurring and non-recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by management of the Company. The financial instruments identified as subject to fair value measurements on a recurring basis are cash, cash equivalents, and restricted cash, notes receivable, trade accounts receivable, and trade accounts payable. All financial instruments are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these financial instruments.

Assets that are measured at fair value on a non-recurring basis include property and equipment, leasehold improvements, and intangible assets, comprising patents, license rights, and trademarks. These items are recognized at fair value when they are considered to be impaired. As of June 30, 2021 and 2020, no assets were identified for impairment.

5.	NOTE RECEIVABLE

On March 5, 2021, the Company entered into a $250,000 convertible promissory note agreement (the “Convertible Promissory Note”) with an unrelated third-party strategic marketing partner. The Convertible Promissory Note is unsecured and matures on March 5, 2022 (the “Maturity Date”). The Company has accounted for the Convertible Promissory Note as a current note receivable within the accompanying consolidated financial statements. Interest is accrued at a simple rate of 0.14% per annum and will accrue until the Convertible Promissory Note is converted in accordance with the conversion privileges contained within the Convertible Promissory Note or is repaid. Principal outstanding during an event of default accrues interest at the rate of 5% per annum. Accrued and unpaid interest on the Convertible Promissory Note is classified as a current asset and included in prepaid expenses and other assets in the accompanying consolidated financial statements.

Subject to the borrower’s completion of a specified equity financing transaction (an “Equity Financing”) on or prior to the Maturity Date, the unpaid principal amount, including accrued and unpaid interest, automatically converts into equity units of the most senior class of equity securities issued to investors in the Equity Financing at the lesser of 80% of the per unit price of the units purchased by investors or the price equal to $33,500,000 divided by the aggregate number of outstanding units of the borrower immediately prior to the closing of the financing. Unless converted as provided in the Convertible Promissory Note, the principal amount, including accrued and unpaid interest, will, on the Maturity Date, at the Company’s option either (i) become due and payable to the Company, or (ii) convert into equity units at the specified conversion price in accordance with the terms of the Convertible Promissory Note.

6.	INVENTORIES

The Company’s total inventories, net of reserves, consisted of the following as of the dates presented:

	June 30,
	2021	2020
Finished jewelry:
Raw materials	$1,476,514	$821,536
Work-in-process	779,593	602,390
Finished goods	8,025,816	6,019,985
Finished goods on consignment	2,050,372	2,297,907
Total finished jewelry	12,332,295	9,741,818
Loose jewels:
Raw materials	1,775,505	3,526,399
Work-in-process	9,893,443	10,453,586
Finished goods	4,942,192	6,619,487
Finished goods on consignment	154,968	204,635
Total loose jewels	16,766,108	20,804,107
Total supplies inventory	74,317	88,034
Total inventory	$29,172,720	$30,633,959

As of the dates presented, the Company’s total inventories, net of reserves, are classified as follows:

	June 30,
	2021	2020
Short-term portion	$11,450,141	$7,443,257
Long-term portion	17,722,579	23,190,702
Total inventory	$29,172,720	$30,633,959

The Company’s work-in-process inventories include raw SiC crystals on which processing costs, such as labor and sawing, have been incurred; and components, such as metal castings and finished good moissanite jewels, that have been issued to jobs in the manufacture of finished jewelry. The Company’s moissanite jewel manufacturing process involves the production of intermediary shapes, called “preforms,” that vary depending upon the expected size and shape of the finished jewel. To maximize manufacturing efficiencies, preforms may be made in advance of current finished inventory needs but remain in work-in-process inventories. As of June 30, 2021 and 2020, work-in-process inventories issued to active production jobs approximated $2.23 million and $1.34 million, respectively.

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

The Company’s inventories are stated at the lower of cost or net realizable value on an average cost basis. Each accounting period the Company evaluates the valuation and classification of inventories including the need for potential adjustments to inventory-related reserves, which also include significant estimates by management, including the effect of market factors and sales trends. Changes to the Company’s inventory reserves and allowances are accounted for in the accounting period in which a change in such reserves and allowances is observed and deemed appropriate, including changes in management’s estimates used in the process to determine such reserves and valuation allowances.

As a result of the deterioration of marketability of the Company’s legacy inventory during the fiscal year ended June 30, 2020, management determined that this segment of the Company’s inventory had lost its revenue-generating ability and its net realizable value fell below that of its historical carrying cost. Accordingly, the Company recognized a loss in net realizable value in the quarterly period ended March 31, 2020, for its legacy material inventory, i.e., raw materials, or boules, preforms, work-in-process gemstones, finished gemstones, and gemstones set in finished jewelry, the carrying cost of which was approximately $5.26 million.

Included in cost of goods sold during the fiscal year ended June 30, 2020, was the above-referenced write-off of approximately $5.26 million representing the carrying value of the Company’s legacy loose jewel inventory and finished jewelry inventory set with these legacy gemstones. Total inventory write-downs were $150,000 and $5.86 million for the fiscal years ended June 30, 2021 and 2020, respectively.

7.	PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following as of the dates presented:

	June 30,
	2021	2020
Computer software	$2,015,548	$1,827,581
Machinery and equipment	1,250,345	1,145,525
Computer hardware	1,274,561	1,158,559
Leasehold improvements	1,162,995	1,158,807
Furniture and fixtures	371,883	347,872
Total	6,075,332	5,638,344
Less accumulated depreciation	(5,199,435)	(4,639,283)
Property and equipment, net	$875,897	$999,061

Depreciation expense for the fiscal years ended June 30, 2021 and 2020 was approximately $560,000 and $486,000, respectively.

8.	INTANGIBLE ASSETS

Intangible assets, net, consist of the following as of the dates presented:

			Weighted Average Remaining Amortization Period (in Years)

	June 30,
	2021	2020
Patents	$1,017,007	$1,024,267	13.6
Trademarks	214,339	160,683	12.9
License rights	6,718	6,718	-
Total	1,238,064	1,191,668
Less accumulated amortization	(1,028,406)	(1,021,517)
Intangible assets, net	$209,658	$170,151

Amortization expense for the fiscal years ended June 30, 2021 and 2020 was approximately $7,000 and $4,000, respectively. Amortization expense on existing intangible assets is estimated to be approximately $17,000 for each of the fiscal years ending June 30, 2022 and 2023 and approximately $16,000 for each of the fiscal years ending June 30, 2024, 2025, and 2026.

9.	ACCRUED EXPENSES AND OTHER LIABILITIES

Total accrued expenses and other liabilities consist of the following as of the dates presented:

	June 30,
	2021	2020
Accrued compensation and related benefits	$866,705	$395,006
Deferred revenue	774,891	794,740
Accrued sales tax	555,547	295,651
Accrued cooperative advertising	68,185	89,517
Accrued income taxes	16,478	-
Accrued severance	-	338,355
Other	1	9,063
Accrued expenses and other liabilities	$2,281,807	$1,922,332

10.	COMMITMENTS AND CONTINGENCIES

Lease Arrangements

On December 9, 2013, the Company entered into a Lease Agreement, as amended on December 23, 2013, April 15, 2014, and January 29, 2021 (the “Lease Agreement”), for its corporate headquarters, which occupies approximately 36,350 square feet of office, storage and light manufacturing space and is classified as an operating lease for financial reporting purposes. The expiration date of the base term of the Lease Agreement in effect as of June 30, 2021 is October 31, 2026 and the terms of the Lease Agreement contain no early termination provisions. Provided there is no outstanding uncured event of default under the Lease Agreement, the Company has an option to extend the lease term for a period of five years. The Company’s option to extend the term of the Lease Agreement must be exercised in writing on or before 270 days prior to expiration of the then-current term. If the option is exercised, the monthly minimum rent for the extended term will be adjusted to the then-prevailing fair market rate. The renewal option was not assumed to be exercised for purposes of calculating the lease term and the related operating lease liability.

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

As of June 30, 2021, the Company’s balance sheet classifications of its leases are as follows:

Operating Leases:
Noncurrent operating lease ROU assets	$3,952,146

Current operating lease liabilities	$566,083
Noncurrent operating lease liabilities	3,600,842
Total operating lease liabilities	$4,166,925

The Company’s total operating lease cost was approximately $610,000 and $469,000 for the fiscal years ended June 30, 2021 and 2020.

As of June 30, 2021, the Company’s estimated incremental borrowing rate used and assumed discount rate with respect to operating leases was 2.81% and the remaining operating lease term was 5.33 years.

As of June 30, 2021, the Company’s remaining future payments under operating leases for each fiscal year ending June 30 are as follows:

2022	$575,591
2023	869,742
2024	893,660
2025	918,236
2026	943,487
2027	317,327
Total lease payments	4,518,043
Less: imputed interest	351,118
Present value of lease payments	4,166,925
Less: current lease liability	566,083
Total long-term lease liability	$3,600,842

The Company makes cash payments for amounts included in the measurement of its lease liabilities. During the fiscal year ended June 30, 2021 and 2020, cash paid for operating leases was approximately $688,000 and $668,000, respectively. Upon the execution of the Lease Amendment, the Company recorded additional ROU assets in the amount of approximately $3.9 million obtained in exchange for the additional operating lease liability during the fiscal year ended June 30, 2021.

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

The Company’s total purchase commitment under the Supply Agreement, as amended, until June 2025 is approximately $52.95 million, of which approximately $32.85 remains to be purchased as of June 30, 2021. Over the life of the Supply Agreement, as amended, the Company’s future minimum annual purchase commitments of SiC crystals range from approximately $4 million to $10 million each year.

During the fiscal years ended June 30, 2021 and 2020, the Company purchased approximately $3.78 million and $7.47 million, respectively, of SiC crystals from Cree.

COVID-19

In March 2020, the novel strain of coronavirus, known as COVID-19, was declared a pandemic by the World Health Organization and declared a national emergency by the U.S. Government, and has continued to negatively affect the U.S. and global economies. In response to the pandemic, federal, state, county and local governments, and public health organizations and authorities around the world have implemented a variety of measures intended to control the spread of the virus including quarantines, “stay-at-home” orders, travel restrictions, school closures, business limitations and closures, social distancing, and hygiene requirements. While some of these measures have been lifted or eased in certain jurisdictions, other jurisdictions have seen increases in new COVID-19 cases, resulting in restrictions being reinstated or new restrictions being imposed.

The Company has continued taking measures to protect the health and safety of its employees, including updating the Company’s return-to-work policies, as necessary, working with its customers and suppliers to minimize disruptions, and supporting its community in addressing the challenges posed by this ongoing global pandemic. During Fiscal 2021, the Company experienced impacts in its business related to COVID-19, primarily in continued increased coronavirus-related costs, interruptions in supplier deliveries, impacts of travel and delivery restrictions, site access and quarantine restrictions, and the impacts of remote work and adjusted work schedules.

The COVID-19 pandemic continues to present business challenges and the Company expects these to continue into Fiscal 2022. The Company’s management has executed plans to reintroduce employees to the workplace as vaccine rates increase and COVID-19 cases decrease. Although, in light of the recent increase in infections due to evolving viral variants, the Company has not yet returned to pre-pandemic workforce levels in its workplace and is experiencing stabilization of employee attendance in its operations and distribution facilities and throughout its supply chain. A segment of the Company’s corporate staff continues working a blend of remote and in-person work schedules and management is taking measures to facilitate the provision of vaccines to the Company’s employees in line with state and local guidelines. The Company also continues working with its customers and suppliers to minimize disruptions, including at times accelerating payments to key suppliers that are due by their terms in future periods. The Company expects to continue accelerating payments to its suppliers in some cases into Fiscal 2022.

The ultimate impact of COVID-19 on the Company’s operations and financial performance in future periods, including management’s ability to execute its strategic initiatives in the expected timeframes, remains uncertain and will depend on future pandemic related developments, including the duration of the pandemic, any potential subsequent waves of COVID-19 and its variant viral infections, the effectiveness, distribution and acceptance of COVID-19 vaccines, and related government actions to prevent and manage disease spread, all of which are uncertain and cannot be predicted. The Company cannot at this time predict the full impact of the COVID-19 pandemic, but the Company anticipates that the COVID-19 pandemic is likely to continue to impact its business, financial condition, results of operations and/or cash flows in the fiscal year ending June 30, 2022.

At the onset of the pandemic, the Company applied for and received the proceeds from a Paycheck Protection Program loan (a “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), as administered by the U.S. Small Business Administration (the “SBA”). The Company’s PPP Loan in the principal amount of $965,000 was disbursed by Newtek Small Business Finance, LLC, (its “Lender”), a nationally licensed lender under the SBA, pursuant to a promissory note issued by the Company on June 15, 2020. In accordance with applicable provisions of the CARES Act, effective June 23, 2021, the Company’s PPP Loan forgiveness was approved and processed by the SBA for the full principal of the PPP Loan in the amount of $965,000 and the related accrued and unpaid interest. The full amount of the gain in connection with the extinguishment of the underlying debt, including the forgiveness of accrued and unpaid interest, was recognized by the Company in the fiscal year ended June 30, 2021.

The Company took advantage of available COVID-19 related payroll tax credits for certain wages and paid leave provided by us during the pandemic. A portion of these eligible tax credits are determined by qualified emergency paid sick and expanded family and medical leave wages pursuant to the Families First Coronavirus Response Act (“FFCRA”). In addition, the Consolidated Appropriations Act, 2021, provides that employers who received a PPP loan may also qualify for the Employee Retention Credit (the “ERC”). Previously, pursuant to the CARES Act, taxpayers that received a PPP loan were not eligible for the ERC and this change is retroactive to March 27, 2020. The Company believes that it qualifies for certain employer-related tax benefits pursuant to the ERC and expects to amend its applicable federal payroll tax returns for such benefit. Further, as permitted by the NC COVID-19 Relief Act, the Company expects to receive an incremental tax credit towards its contributions to the North Carolina Unemployment Insurance Fund. Accordingly, the Company will recognize any payroll tax credits related to these federal and state legislative actions in the period such benefits are received.

11.	DEBT

Paycheck Protection Program Loan

On June 18, 2020, the Company received the proceeds from its PPP Loan. The loan in the principal amount of $965,000 was disbursed by the Lender pursuant to a promissory note issued by the Company (the “Promissory Note”) on June 15, 2020. During the period of time that the principal under the Promissory Note was outstanding, the Company accounted for the Promissory Note as debt within the accompanying consolidated financial statements.

Pursuant to its terms, the Promissory Note was scheduled to mature on June 18, 2022. However, on June 14, 2021, in accordance with applicable provisions of the CARES Act the Company filed its PPP Loan forgiveness application with the Lender for forgiveness of the full amount of the PPP Loan proceeds and the related accrued and unpaid interest. Effective June 23, 2021, the Company’s PPP Loan forgiveness was approved and processed by the SBA for the full principal of the PPP Loan in the amount of $965,000 and the related accrued and unpaid interest. Accordingly, the full amount of the gain in connection with the extinguishment of this debt was recognized in the fiscal year ended June 30, 2021.

In accordance with the terms of the Promissory Note, during the period of time the principal of the PPP Loan was outstanding, interest was accrued by the Company at a fixed rate of 1% per annum. In connection with the Company’s PPP Loan forgiveness, the SBA also approved forgiveness of accrued interest amounts that would have been otherwise payable by the Company to the Lender. Accordingly, the benefit from the forgiveness of the inception to-date interest expense in the amount of approximately $9,000 was recognized and included within the gain on extinguishment of debt in the consolidated statement of operations for the fiscal year ended June 30, 2021.

For financial reporting purposes, during the period the principal of the PPP Loan was outstanding, the classification of the current maturity of long-term debt assumed there would have been no principal forgiveness. In accordance with the terms of the Promissory Note, as amended by the Paycheck Protection Program Flexibility Act, principal repayment for the full outstanding principal amount of the PPP Loan was assumed to have been spread in equal monthly installments over the period from October 1, 2021 through the maturity date of the Promissory Note.

The Company did not provide any collateral or guarantees for the PPP Loan, nor did the Company pay any facility charge to the Lender when it obtained the PPP Loan. The Promissory Note provided for customary events of default, which did not occur during the period of time the PPP Loan was outstanding, including, among others, those relating to failure to make payment and breaches of representations.

Line of Credit

Effective July 7, 2021, the Company obtained from JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) a $5.00 million cash collateralized line of credit facility (the “JPMorgan Chase Credit Facility”). The JPMorgan Chase Credit Facility may be used for general corporate and working capital purposes, including permitted acquisitions and certain additional indebtedness for borrowed money, installment obligations, and obligations under capital and operating leases. The JPMorgan Chase Credit Facility is secured by a cash deposit in the amount of $5.05 million held by JPMorgan Chase as collateral for the line of credit facility.

Each advance accrues interest at a rate equal to JPMorgan Chase’s monthly LIBOR rate multiplied by a statutory reserve rate for eurocurrency funding to which JPMorgan Chase is subject with respect to the adjusted LIBOR rate as established by the U.S. Federal Reserve Board, plus a margin of 1.25% per annum. Interest is calculated monthly on an actual/360 day basis and payable monthly in arrears. Principal outstanding during an event of default, at JPMorgan Chase’s option, accrues interest at a rate of 3% per annum in excess of the above rate. Any advance may be prepaid in whole or in part without penalty at any time.

The JPMorgan Chase Credit Facility is evidenced by a credit agreement between JPMorgan Chase and the Company (the “JPMorgan Chase Credit Agreement”), dated as of July 12, 2021, and customary ancillary documents, in the principal amount not to exceed $5.00 million at any one time outstanding and a line of credit note (the “JPMorgan Chase Line of Credit Note”) in which the Company promises to pay on or before July 31, 2022, the amount of $5.00 million or so much thereof as may be advanced and outstanding. In the event of default, JPMorgan Chase, at its option, may accelerate the maturity of advances outstanding under the JPMorgan Chase Credit Facility. The JPMorgan Chase Credit Agreement and ancillary documents contain customary covenants, representations, fees, debt, contingent obligations, liens, loans, leases, investments, mergers, acquisitions, divestitures, subsidiaries, affiliate transactions, and changes in control.

In connection with the JPMorgan Chase Credit Facility, the Company incurred a non-refundable origination fee in the amount of $10,000 that was paid in full to JPMorgan Chase upon execution of the JPMorgan Chase Credit Facility on July 12, 2021. The Company also agreed to maintain its primary banking depository and disbursement relationship with JPMorgan Chase.

Events of default under the JPMorgan Chase Credit Facility include, without limitation, a default, event of default, or event that would constitute a default or event of default (pending giving notice or lapse of time or both), of any provision of the JPMorgan Chase Credit Agreement, the JPMorgan Chase Line of Credit Note, or any other instrument or document executed in connection with the JPMorgan Chase Credit Agreement or with any of the indebtedness, liabilities, and obligations of the Company to JPMorgan Chase or would result from the extension of credit by JPMorgan Chase to the Company.

On July 12, 2021, upon its execution, the Company did not request any advances pursuant to the terms of the JPMorgan Chase Credit Facility.

Prior to obtaining the JPMorgan Chase Credit Facility, the Company and its wholly owned subsidiary, charlesandcolvard.com, LLC (collectively, the “Borrowers”), had a $5.00 million asset-based revolving credit facility (the “White Oak Credit Facility”) from White Oak Commercial Finance, LLC (“White Oak”), which was terminated by the Company in accordance with its terms as of July 9, 2021. The effective date of the White Oak Credit Facility was July 13, 2018, and it was scheduled to mature on July 13, 2021.

The White Oak Credit Facility was available for general corporate and working capital purposes, including permitted acquisitions and was guaranteed by Charles & Colvard Direct, LLC, a wholly owned subsidiary of the Company (the “Guarantor”). Under the terms of the White Oak Credit Facility, the Borrowers were required to maintain at least $500,000 in excess availability at all times. The White Oak Credit Facility contained no other financial covenants. Advances under the White Oak Credit Facility were limited to a borrowing base, which was computed by applying specified advance rates to the value of the Borrowers’ eligible accounts receivable and inventory, plus the value of precious metal jewelry components, less reserves. Eligible inventory would have been further limited to 60% of the net borrowing base, while precious metal jewelry components were limited to $500,000.

Available advances could have been in the form of either revolving or non-revolving. Non-revolving advances were limited to $1.00 million in aggregate principal amount outstanding and would have been required to be repaid on each January 15 (which could have been effected by conversion to revolving advances, absent an event of default, which did not occur during the term of the White Oak Credit Facility). There were no other mandatory prepayments or line reductions. The Company was able to prepay any advances in whole or in part at any time without penalty. In addition, the White Oak Credit Facility could have been terminated by the Company at any time, subject to a $100,000 fee in the first year of the term of the White Oak Credit Facility, a $50,000 fee in the second year, and no fee thereafter. In connection with the execution of the White Oak Credit Facility, the Company incurred a non-refundable origination fee in the total amount of $125,000 that was due and payable to White Oak in three installments. The first installment in the amount of $41,667 was paid upon execution of the White Oak Credit Facility on July 13, 2018, the second installment in the amount of $41,667 was paid on July 15, 2019, and the third and final installment in the amount of $41,666 was paid on August 14, 2020.

During the first year of the term of the White Oak Credit Facility, any revolving advances would have accrued interest at a rate equal to one-month LIBOR (reset monthly, and subject to a 1.25% floor) plus 3.75%, and any non-revolving advances would have accrued interest at such LIBOR rate plus 4.75%. Thereafter, the interest margins would have been reduced upon the Company’s achievement of a specified fixed charge coverage ratio during the period of any outstanding advances. However, any advances were in all cases subject to a minimum interest rate of 5.50% and interest would have been calculated on an actual/360 basis and payable monthly in arrears. Principal outstanding during an event of default, which again did not occur during the term of the White Oak Credit Facility, would have accrued interest at a rate 2% in excess of the rate that would have been otherwise applicable.

The White Oak Credit Facility was secured by a lien on substantially all assets of the Borrowers, each of which was jointly and severally liable for all obligations thereunder. White Oak’s security interest in certain SiC materials was subordinate to Cree’s security interest in such materials pursuant to the Company’s Supply Agreement and an Intercreditor Agreement by and among the Borrowers and the Guarantor with White Oak. In addition, White Oak’s security interest in certain tangible personal property of the Company was subordinate to its landlord’s security interest in such tangible personal property.

The White Oak Credit Facility was evidenced by a credit agreement, dated as of July 13, 2018 (the “Credit Agreement”), a security agreement, dated as of July 13, 2018 (the “Security Agreement”), and customary ancillary documents. The Credit Agreement, Security Agreement, and ancillary documents contained customary covenants, representations, fees, and cash dominion provisions, including a financial reporting covenant and limitations on dividends, distributions, debt, liens, loans, investments, mergers, acquisitions, divestitures, and affiliate transactions.

Events of default under the White Oak Credit Facility included, without limitation, a change in control, an event of default under other indebtedness of the Borrowers or Guarantor in excess of $250,000, a material adverse change in the business of the Borrowers or Guarantor or in their ability to perform their obligations under the White Oak Credit Facility, and other defined circumstances that White Oak would have believed may have impaired the prospect of repayment. If an event of default had occurred, White Oak would have been entitled to take enforcement action, including acceleration of any amounts that would have been due under the White Oak Credit Facility, and to foreclose upon collateral.

The White Oak Credit Facility also contained other customary terms, that included indemnity, collateral monitoring fee, minimum interest charge, expense reimbursement, yield protection, and certain confidentiality provisions.

The Company had not borrowed against the White Oak Credit Facility as of July 9, 2021, the date upon which the White Oak Credit Facility was terminated by the Company in accordance with its terms.

12.	SHAREHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, no par value. As of June 30, 2021 and 2020, it had 29,913,095 and 28,949,410 shares of common stock outstanding, respectively. Holders of the Company’s common stock are entitled to one vote for each share held.

Preferred Stock

The Board of Directors is authorized, without further shareholder approval, to issue up to 10,000,000 shares of preferred stock, no par value. The preferred stock may be issued from time to time in one or more series. No shares of preferred stock had been issued as of June 30, 2021.

Dividends

The Company paid no cash dividends during the fiscal years ended June 30, 2021 and 2020.

Shelf Registration Statement

The Company has an effective shelf registration statement on Form S-3 on file with the U.S. Securities and Exchange Commission (the “SEC”) which allows it to periodically offer and sell, individually or in any combination, shares of common stock, shares of preferred stock, warrants to purchase shares of common stock or preferred stock, and units consisting of any combination of the foregoing types of securities, up to a total of $25.00 million, of which all is available. However, the Company may offer and sell no more than one-third of its public float (which is the aggregate market value of the Company’s outstanding common stock held by non-affiliates) in any 12-month period. The Company’s ability to issue equity securities under its effective shelf registration statement is subject to market conditions, which may be in turn, subject to, among other things, the potential disruption and volatility caused by ongoing effects of the COVID-19 pandemic.

On June 11, 2019, the Company completed an underwritten public offering of 6,250,000 newly issued shares of common stock, at a price to the public of $1.60 per share, pursuant to its then effective shelf registration statement on Form S-3. Net proceeds from the offering were approximately $9.06 million, net of the underwriting discount and fees and expenses in the amount of approximately $941,000. Pursuant to the terms of the underwriting agreement entered in connection with this offering, the underwriters were granted a 30-day option to buy up to an additional 937,500 shares of the Company’s common stock to cover over-allotments. Accordingly, on July 3, 2019, the Company issued an additional 630,500 shares of its common stock at a price of $1.60 per share for net proceeds of approximately $932,000, net of the underwriting discount and fees and expenses of approximately $77,000. After giving effect to the partial exercise of the over-allotment option, the Company sold an aggregate of 6,880,500 shares of its common stock at a price of $1.60 per share with total gross proceeds of approximately $11.01 million, before deducting the total underwriting discount and fees and expenses of approximately $1.02 million.

Equity Compensation Plans

2018 Equity Incentive Plan

On November 21, 2018, the shareholders of the Company approved the adoption of the Charles & Colvard, Ltd. 2018 Equity Incentive Plan, (the “2018 Plan”). The 2018 Plan will expire by its terms on September 20, 2028.

The 2018 Plan provides for the grant of equity-based awards to selected employees, directors, and consultants of the Company and its affiliates. The aggregate number of shares of the Company’s common stock that could be issued pursuant to awards granted under the 2018 Plan are not to exceed the sum of 3,300,000 plus the number of shares of common stock underlying any award granted under any stock incentive plan maintained by the Company prior to the 2018 Plan (each, a “2018 Prior Plan”) that expires, terminates or is canceled or forfeited under the terms of the 2018 Prior Plans. Stock options granted to employees under the 2018 Plan generally vest over four years and have terms of up to 10 years. The vesting schedules and terms of stock options granted to independent contractors vary depending on the specific grant, but the terms are no longer than 10 years. Stock option awards granted to members of the Board of Directors generally vest at the end of one year from the date of the grant. The vesting schedules of restricted stock awards granted to employees or independent contractors vary depending on the specific grant but are generally four years or less. Only stock options and restricted stock have been granted under the 2018 Plan. As of June 30, 2021 and 2020, there were 1,151,935 and 790,407 stock options outstanding under the 2018 Plan, respectively.

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

The 2008 Plan authorized the Company to grant stock options, stock appreciation rights, restricted stock, and other equity awards to selected employees, directors, and independent contractors. The aggregate number of shares of the Company’s common stock that could be issued pursuant to awards granted under the 2008 Plan were not to exceed the sum of 6,000,000 plus any shares of common stock subject to an award granted under any stock incentive plan maintained by the Company prior to the 2008 Plan (each, a “2008 Prior Plan”) that is forfeited, cancelled, terminated, expires, or lapses for any reason without the issuance of shares pursuant to the award, or shares subject to an award granted under a 2008 Prior Plan which shares are forfeited to, or repurchased or reacquired by, the Company. Stock options granted to employees under the 2008 Plan generally vest over four years and have terms of up to 10 years. The vesting schedules and terms of stock options granted to independent contractors vary depending on the specific grant, but the terms are no longer than 10 years. Stock option awards granted to members of the Board of Directors generally vest at the end of one year from the date of the grant. The vesting schedules of restricted stock awards granted to employees or independent contractors vary depending on the specific grant but are generally four years or less. Only stock options and restricted stock had been granted under the 2008 Plan. As of June 30, 2021 and 2020, there were 1,083,351 and 2,018,688 stock options outstanding under the 2008 Plan, respectively.

Stock-Based Compensation

The following table summarizes the components of the Company’s stock-based compensation included in net income (loss) for the periods presented:

	Year Ended June 30,
	2021	2020
Employee stock options	$234,947	$309,999
Restricted stock awards	117,636	149,539
Total	$352,583	$459,538

No stock-based compensation was capitalized as a cost of inventory during the fiscal years ended June 30, 2021 and 2020.

Stock Options

The following is a summary of the stock option activity for the fiscal years ended June 30, 2021 and 2020:

	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2019	2,523,638	$1.39
Granted	605,387	$0.95
Forfeited	(125,005)	$1.02
Expired	(194,925)	$1.18
Outstanding at June 30, 2020	2,809,095	$1.19
Granted	438,533	$1.05
Exercised	(947,435)	0.95
Forfeited	(7,000)	$1.23
Expired	(57,907)	$1.95
Outstanding at June 30, 2021	2,235,286	$1.24

The weighted average grant date fair value of stock options granted during the fiscal year ended June 30, 2021 and 2020 was $0.54 and $0.50, respectively. The total fair value of stock options that vested during the fiscal year ended June 30, 2021 and 2020 was approximately $650,000 and $282,000, respectively.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions for stock options granted during the periods presented:

	Year Ended June 30,
	2021	2020
Dividend yield	0.0%	0.0%
Expected volatility	61.7%	63.2%
Risk-free interest rate	0.36%	0.82%
Expected lives (years)	4.9	5.2

The following tables summarize information in connection with stock options outstanding at June 30, 2021:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Balance as of 6/30/2021	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 6/30/2021	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 6/30/2021	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
2,235,286	6.47	$1.24	1,696,003	5.62	$1.31	2,166,723	6.39	$1.25

As of June 30, 2021, the unrecognized stock-based compensation expense related to unvested stock options was approximately $192,000, which is expected to be recognized over a weighted average period of approximately 19 months.

The aggregate intrinsic value of stock options outstanding, and vested or expected to vest at June 30, 2021 was approximately $3.77 million. These amounts are before applicable income taxes and represent the closing market price of the Company’s common stock at June 30, 2021, less the grant price, multiplied by the number of stock options that had a grant price that is less than the closing market price. These amounts represent the amounts that would have been received by the optionees had these stock options been exercised on those dates. The aggregate intrinsic value of stock options exercised during the fiscal year ended June 30, 2021 was approximately $1.24 million. The total tax benefit associated with stock options exercised during the fiscal year ended June 30, 2021, was approximately $147,000. No stock options were exercised during the fiscal year ended June 30, 2020.

Restricted Stock

The following is a summary of the restricted stock activity for the fiscal years ended June 30, 2021 and 2020:

	Shares	Weighted Average Grant Date Fair Value
Unvested at June 30, 2019	129,500	$1.08
Granted	325,000	$1.57
Vested	(258,341)	$1.07
Canceled	(33,659)	$1.07
Unvested at June 30, 2020	162,500	$1.57
Granted	178,750	$0.72
Canceled	(162,500)	$1.57
Unvested at June 30, 2021	178,750	$0.72

The unvested restricted shares as of June 30, 2021 are all performance-based restricted shares that are scheduled to vest, subject to achievement of the underlying performance goals, in July 2021. As of June 30, 2021, the estimated unrecognized stock-based compensation expense related to unvested restricted shares subject to achievement of performance goals was approximately $11,000, all of which is expected to be recognized over a weighted average period of approximately one month.

13.	INCOME TAXES

The Company accounts for income taxes under the liability method. Under the liability method, deferred income taxes are recognized for the income tax consequences of “temporary differences” by applying enacted statutory income tax rates applicable to future years to differences between the financial statement carrying amounts and the income tax bases of existing assets and liabilities.

The Company’s income tax net benefit (expense) for the periods presented comprises the following:

	Year Ended June 30,
	2021	2020
Current:
Federal	$-	$-
State	(18,409)	(1,733)
Total current expense	(18,409)	(1,733)

Deferred:
Federal	6,062,222	-
State	288,608	-
Total deferred benefit (expense)	6,350,830	-
Income tax net benefit (expense)	$6,332,421	$(1,733)

Significant components of the Company’s noncurrent deferred tax assets, net, as of the dates presented are as follows:

	June 30,
	2021	2020
Deferred tax assets:
Reversals and accruals	$454,846	$476,666
Federal net operating loss (“NOL”) carryforwards	3,989,278	4,980,513
State NOL carryforwards	585,563	663,918
Hong Kong NOL carryforwards	995,566	995,566
Federal benefit on state taxes under uncertain tax positions	2,073	1,668
Stock-based compensation	149,047	177,508
Section 263A adjustment	122,562	215,416
Research tax credit	-	252
Contributions carryforward	-	7,184
Inventory valuation reserve	1,605,871	1,594,795
Operating lease liabilities	942,471	185,422
Loss on impairment of long-lived assets	-	32,749
Valuation allowance	(1,452,296)	(8,988,696)
Noncurrent deferred tax assets, net	7,394,981	342,961
Deferred tax liabilities:
Prepaid expenses	(44,890)	(39,943)
Depreciation	(105,369)	(172,010)
Operating lease right-of-use assets	(893,892)	(131,008)
Noncurrent deferred tax liabilities	(1,044,151)	(342,961)
Total noncurrent deferred tax assets, net	$6,350,830	$-

The following are reconciliations between expected income taxes, computed at the applicable statutory federal income tax rate applied to pretax accounting loss, and the income tax net benefit (expense) for the periods presented:

	Year Ended June 30,
	2021	2020
Anticipated income tax (expense) benefit at statutory rate	$(1,360,452)	$1,293,673
State income tax (expense) benefit, net of federal tax effect	(84,288)	64,034
Income tax effect of uncertain tax positions	(1,468)	17,508
Return to provision adjustments	(45)	1
Stock-based compensation	38,197	(31,195)
PPP Loan forgiveness	202,729	-
Other changes in deferred income tax assets, net	1,348	(114,288)
Decrease (Increase) in valuation allowance	7,536,400	(1,231,466)
Income tax net benefit (expense)	$6,332,421	$(1,733)

The Company’s statutory tax rate as of June 30, 2021 is 22.24% and consisted of the federal income tax rate of 21% and a blended state income tax rate of 1.24%, net of the federal benefit. The Company’s statutory tax rate as of the fiscal year ended June 30, 2020 was 22.11% and consisted of the federal income tax rate of 21% and a blended state income tax rate of 1.11%, net of the federal benefit.

As of each reporting date, management considers new evidence, both positive and negative, that could impact its view with regard to future realization of available deferred tax assets. As of the fiscal year ended June 30, 2020, the Company did not recognize an income tax benefit for any of its deferred tax assets, primarily related to net operating loss carryforwards and inventory valuation reserves, because management determined that sufficient negative evidence continued to exist to conclude it was uncertain that the Company would have sufficient future taxable income to utilize its deferred tax assets.

However, as of June 30, 2021, cumulative positive taxable income over the last three tax years had been generated in the U.S., as compared to the negative evidence of cumulative losses in previous years. The Company’s management also determined that its expectations of future taxable income in upcoming tax years, including estimated growth rates applied to future expected taxable income that includes significant management estimates and assumptions, would be sufficient to result in full utilization of the Company’s federal net operating loss carryforwards and certain of the deferred tax assets prior to any statutory expiration. As a result, the Company’s management determined that sufficient positive evidence exists as of June 30, 2021, to conclude that it is more likely than not deferred tax assets of approximately $6.35 million are realizable, and it reduced the Company’s valuation allowance accordingly. The reduction of the valuation allowances against these deferred tax assets was the main driver of the income tax benefit during the fiscal year ended June 30, 2021 of approximately $6.33 million. A valuation allowance remains against certain deferred tax assets primarily relating to state net operating loss carryforwards from the Company’s e-commerce subsidiary due to the timing uncertainty of when it will generate positive taxable income to utilize the associated deferred tax assets. In addition, as detailed below, a valuation allowance also remains against certain deferred tax assets relating to operating loss carryforwards relating to the Company’s dormant subsidiary located in Hong Kong.

As of June 30, 2021, all of the Company’s remaining federal income tax credits had expired or been utilized, and therefore, are not available to be carried forward to offset future income taxes. As of June 30, 2021 and 2020, the Company had federal tax net operating loss carryforwards of approximately $19.00 million and $23.72 million, respectively, expiring between 2034 and 2037, or that have no expiration, which can be used to offset against future federal taxable income; North Carolina tax net operating loss carryforwards of approximately $19.87 million and  $20.12 million, respectively, expiring between 2023 and 2035; and various other state tax net operating loss carryforwards expiring between 2023 and 2040, which can be used to offset against future state taxable income.

As of each of June 30, 2021 and 2020, there was approximately $6.03 million in net operating loss carryforwards in Hong Kong. In accordance with the Hong Kong tax code, these amounts can be carried forward indefinitely to offset future taxable income in Hong Kong. The Company’s deferred tax assets in Hong Kong were fully reserved with a valuation allowance of $996,000 as of each of June 30, 2021 and 2020, and had been fully reserved in all prior fiscal periods due to the uncertainty of future taxable income in this jurisdiction to utilize the deferred tax assets. Charles & Colvard (HK) Ltd., the Company’s Hong Kong subsidiary, was entered into dormancy as of September 30, 2020, following its re-activation in December 2017. Charles & Colvard (HK) Ltd. previously became dormant in the second quarter of 2009 and has had no operating activity since 2008. If the Company uses any portion of its deferred tax assets in future periods, the valuation allowance would need to be reversed and may impact the Company’s future operating results.

Pursuant to provisions of the CARES Act, existing AMT credit carryforwards were eligible for acceleration and refundable AMT credits were to be completely refunded to companies for taxable years beginning in 2019, or by election, taxable years beginning in 2018. Accordingly, during the fiscal year ended June 30, 2020, the Company elected to have its AMT credit in the amount of approximately $270,000 refunded and filed a refund claim with the IRS for the remaining AMT tax credit. Consequently, the full amount of the Company’s AMT credit refund was refunded by the IRS during the fiscal year ended June 30, 2021.

The Company continues to monitor future developments and interpretations of the CARES Act and other federal and state legislative actions for any material impacts on its future results of operations, financial position, and liquidity.

Uncertain Tax Positions

The gross liability for income taxes associated with uncertain tax positions at June 30, 2021 and June 30, 2020, was approximately $10,000 and $8,000, respectively. The gross liability, if recognized, would favorably affect the Company’s effective tax rate.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of the provision for income taxes. The Company accrued approximately $2,000 of interest and penalties associated with uncertain tax positions for each of the fiscal years ended June 30, 2021 and 2020. Including the interest and penalties recorded for uncertain tax positions, there is a total of approximately $7,000 and $5,000 of interest and penalties included in the accrued income tax liability for uncertain tax positions as of June 30, 2021 and 2020, respectively. To the extent interest and penalties are not ultimately incurred with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

In all significant federal and state jurisdictions where it is required to file income tax returns, the Company has analyzed filing positions for all tax years in which the statute of limitations is open. The only periods subject to examination by the major tax jurisdictions where the Company does business are the tax years ended December 31, 2016 through June 30, 2020. The Company does not believe that the outcome of any examination will have a material impact on its consolidated financial statements and does not expect settlement on any uncertain tax positions within the next 12 months. Beginning with the transition period ended June 30, 2018, the Company’s tax year conforms with its fiscal accounting period year ending on June 30 of each year.

14.	MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

At times, a portion of the Company’s accounts receivable will be due from customers that have individual balances of 10% or more of the Company’s total gross accounts receivable.

The following is a summary of customers that represent greater than or equal to 10% of total gross accounts receivable as of the dates presented:

	June 30,
	2021	2020
Customer A	30%	26%
Customer B	22%	14%
Customer C	14%	13%

A significant portion of sales is derived from certain customer relationships. The following is a summary of customers that represent greater than or equal to 10% of total net sales for the periods presented:

	Year Ended June 30,
	2021	2020
Customer A	13%	12%
Customer B	12%	13%

The Company records its sales returns allowance at the corporate level based on several factors including historical sales return activity and specific allowances for known customer returns.

15.	EMPLOYEE BENEFIT PLAN

All full-time employees who meet certain length of service requirements are eligible to participate in and receive benefits from the Company’s 401(k) Plan. This plan provides for matching contributions by the Company in such amounts as the Board of Directors may annually determine, as well as a 401(k) option under which eligible participants may defer a portion of their salaries. The Company contributed a total of $72,000 and $82,000 to its employee benefit defined contribution plan during the fiscal years ended June 30, 2021 and 2020, respectively.

16.	SUBSEQUENT EVENT

On July 12, 2021, the Company obtained a cash collateralized $5.00 million line of credit facility with JPMorgan Chase Bank, N.A. See Note 11, “Debt”, for a more detailed description of the Company’s credit facility.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting even though a segment of our corporate headquarters employees continue working a hybrid of remote and in-person schedules due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of COVID-19 on our internal control over financial reporting to minimize the impact on its design and operating effectiveness. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. During the three months ended June 30, 2021, we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In making the assessment of internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (2013). Based on that assessment and those criteria, management determined that our internal control over financial reporting was effective as of June 30, 2021.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Item 14.	Principal Accounting Fees and Services

The information called for in Items 10 through 14 is incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of the fiscal year ended June 30, 2021.

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

4.1	Specimen Certificate of Common Stock (incorporated herein by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 1998)

4.2	Description of Common Stock++

10.1
Exclusive Supply Agreement, dated as of December 12, 2014, by and among Charles & Colvard, Ltd., Cree, Inc. and, solely for purposes of Section 6(c) of the Exclusive Supply Agreement, Charles & Colvard Direct, LLC and moissanite.com, LLC (incorporated herein by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, as filed with the SEC on February 4, 2021)**

10.2
First Amendment to Exclusive Supply Agreement, dated as of June 22, 2018, by and between Charles & Colvard, Ltd. and Cree, Inc. (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on June 27, 2018)*

10.3
Second Amendment to Exclusive Supply Agreement, effective as of June 30, 2020, by and between Charles & Colvard, Ltd. and Cree, Inc. (incorporated herein by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, as filed with the SEC on September 4, 2020)**

10.4
Credit Agreement, dated as of July 12, 2021, by and among Charles & Colvard, Ltd., and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on July 13, 2021)

10.5
Line of Credit Note, dated as of July 12, 2021, by and among Charles & Colvard, Ltd., and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on July 13, 2021)

10.6
Credit Agreement, dated as of July 13, 2018, by and among Charles & Colvard, Ltd., charlesandcolvard.com, LLC, Charles & Colvard Direct, LLC, and White Oak Commercial Finance, LLC (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on July 17, 2018)

10.7
Security Agreement, dated as of July 13, 2018, by and among Charles & Colvard, Ltd., charlesandcolvard.com, LLC, Charles & Colvard Direct, LLC, and White Oak Commercial Finance, LLC (incorporated herein by reference to Exhibit 10.4 to our Transition Report on Form 10-KT for the transition period ended June 30, 2018)

10.8
Intercreditor Agreement, dated as of July 13, 2018, by and among Charles & Colvard, Ltd., charlesandcolvard.com, LLC, Charles & Colvard Direct, LLC, Cree, Inc., and White Oak Commercial Finance, LLC (incorporated herein by reference to Exhibit 10.5 to our Transition Report on Form 10-KT for the transition period ended June 30, 2018)

10.9
First Amendment to Credit Agreement, dated June 15, 2020, by and among Charles & Colvard, Ltd., charlesandcolvard.com, LLC, Charles & Colvard Direct, LLC, and White Oak Commercial Finance, LLC (incorporated herein by reference to Exhibit 10.7 to our Annual Report on Form 10-K for fiscal year ended June 30, 2020, as filed with the SEC on September 4, 2020)

10.10
Promissory Note, dated June 15, 2020, by and between Charles & Colvard, Ltd., and Newtek Small Business Finance, LLC (incorporated herein by reference to Exhibit 10.8 to our Annual Report on Form 10-K for fiscal year ended June 30, 2020, as filed with the SEC on September 4, 2020)

10.11	Lease Agreement, dated December 9, 2013, between Charles & Colvard, Ltd. and Southport Business Park Limited Partnership** ++

10.12
First Amendment to Lease, dated December 23, 2013, between Charles & Colvard, Ltd. and Southport Business Park Limited Partnership (incorporated herein by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 31, 2013)

10.13
Second Amendment to Lease, dated April 15, 2014, between Charles & Colvard, Ltd. and Southport Business Park Limited Partnership (incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014)

10.14
Third Amendment to Lease Agreement, dated January 29, 2021, between Charles & Colvard, Ltd. and SBP Office Owner, L.P., successor to Southport Business Park Limited Partnership (incorporated herein by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, as filed with the SEC on February 4, 2021)

10.15	Board Compensation Program, effective October 1, 2017 (incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)+

10.16	Charles & Colvard, Ltd. 2008 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on May 20, 2016)+

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

10.19	Charles & Colvard, Ltd. 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on November 9, 2018)+

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

10.26
Charles & Colvard, Ltd. Fiscal 2019 Q3-Q4 Senior Management Equity Incentive Program, effective January 1, 2019 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on February 13, 2019)+

10.27
Charles & Colvard, Ltd. Fiscal 2020 Senior Management Equity Incentive Program, effective July 1, 2019 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on July 11, 2019)+

10.28
Charles & Colvard, Ltd. Fiscal 2021 Senior Management Equity Incentive Program, effective July 1, 2020 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on August 4, 2020)+

10.29
Employment Agreement, dated December 1, 2015, by and between Charles & Colvard, Ltd. and Suzanne Miglucci (incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)+

10.30
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

10.33
Amendment to 2017 Employment Agreement, dated April 9, 2020, by and between Charles & Colvard, Ltd. and Clint J. Pete (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on April 9, 2020)+

10.34
Amendment to 2017 Employment Agreement, dated April 9, 2020, by and between Charles & Colvard, Ltd. and Don O’Connell (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K, as filed with the SEC on April 9, 2020)+

10.35
Separation of Employment Agreement, dated May 28, 2020, by and between Charles & Colvard, Ltd. and Suzanne Miglucci (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on May 29, 2020)+

10.36
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

101
The following materials from Charles & Colvard, Ltd.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

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

CHARLES & COLVARD, LTD.

	By:	/s/ Don O’Connell
September 2, 2021		Don O’Connell
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	By:	/s/ Don O’Connell
September 2, 2021		Don O’Connell
Director, President and Chief Executive Officer

	By:	/s/ Clint J. Pete
September 2, 2021		Clint J. Pete
Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

	By:	/s/ Neal I. Goldman
September 2, 2021		Neal I. Goldman
Chairman of the Board of Directors

	By:	/s/ Anne M. Butler
September 2, 2021		Anne M. Butler
Director

	By:	/s/ Benedetta Casamento
September 2, 2021		Benedetta Casamento
Director

	By:	/s/ Ollin B. Sykes
September 2, 2021		Ollin B. Sykes
Director