Form 10-Q
period 2021-09-30
CHARLES & COLVARD LTD
filed 2021-11-05
CIK 1015155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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

As of October 29, 2021, there were 30,414,952 shares of the registrant’s common stock, no par value per share, outstanding.

CHARLES & COLVARD, LTD.

FORM 10-Q
For the Quarterly Period Ended September 30, 2021

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021 (unaudited)	June 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$14,116,632	$21,302,317
Restricted cash	5,050,000	144,634
Accounts receivable, net	2,671,701	1,662,074
Inventory, net	12,043,187	11,450,141
Note receivable	250,000	250,000
Prepaid expenses and other assets	1,427,801	952,065
Total current assets	35,559,321	35,761,231
Long-term assets:
Inventory, net	19,571,239	17,722,579
Property and equipment, net	1,151,725	875,897
Intangible assets, net	207,739	209,658
Operating lease right-of-use assets	3,779,395	3,952,146
Deferred income taxes, net	6,228,672	6,350,830
Other assets	49,658	49,658
Total long-term assets	30,988,428	29,160,768
TOTAL ASSETS	$66,547,749	$64,921,999

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,752,907	$2,774,373
Operating lease liabilities	612,988	566,083
Accrued expenses and other liabilities	1,700,577	2,281,807
Total current liabilities	6,066,472	5,622,263
Long-term liabilities:
Noncurrent operating lease liabilities	3,418,110	3,600,842
Accrued income taxes	10,349	9,878
Total long-term liabilities	3,428,459	3,610,720
Total liabilities	9,494,931	9,232,983
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, no par value; 50,000,000 shares authorized; 30,339,457 and 29,913,095 shares issued and outstanding at September 30, 2021 and June 30, 2021, respectively	56,454,221	56,057,109
Additional paid-in capital	25,748,258	25,608,593
Accumulated deficit	(25,149,661)	(25,976,686)
Total shareholders’ equity	57,052,818	55,689,016
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$66,547,749	$64,921,999

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,
	2021	2020
Net sales	$10,280,311	$7,926,293
Costs and expenses:
Cost of goods sold	5,016,550	4,196,055
Sales and marketing	2,730,153	1,647,933
General and administrative	1,584,275	1,208,035
Total costs and expenses	9,330,978	7,052,023
Income from operations	949,333	874,270
Other income (expense):
Interest income	355	3,459
Interest expense	-	(2,439)
Loss on foreign currency exchange	(34)	(530)
Total other income (expense), net	321	490
Income before income taxes	949,654	874,760
Income tax expense	(122,629)	(494)
Net Income	$827,025	$874,266

Net income per common share:
Basic	$0.03	$0.03
Diluted	$0.03	$0.03

Weighted average number of shares used in computing net income per common share:
Basic	29,971,178	28,786,910
Diluted	31,097,540	28,839,897

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30, 2021
	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Shareholders’ Equity
Balance at June 30, 2021	29,913,095	$56,057,109	$25,608,593	$(25,976,686)	$55,689,016
Stock-based compensation	-	-	279,407	-	279,407
Issuance of restricted stock	242,725	-	-	-	-
Stock option exercises	183,637	397,112	(139,742)	-	257,370
Net income	-	-	-	827,025	827,025
Balance at September 30, 2021	30,339,457	$56,454,221	$25,748,258	$(25,149,661)	$57,052,818

	Three Months Ended September 30, 2020
	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Shareholders’ Equity
Balance at June 30, 2020	28,949,410	$54,342,864	$25,880,165	$(38,787,452)	$41,435,577
Stock-based compensation	-	-	107,355	-	107,355
Issuance of restricted stock	178,750	-	-	-	-
Retirement of restricted stock	(162,500)	-	-	-	-
Net income	-	-	-	874,266	874,266
Balance at September 30, 2020	28,965,660	$54,342,864	$25,987,520	$(37,913,186)	$42,417,198

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$827,025	$874,266
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	124,212	132,456
Stock-based compensation	279,407	107,355
Provision for uncollectible accounts	32,000	32,514
Provision for sales returns	27,000	96,000
Inventory write-off	232,000	80,000
Provision for accounts receivable discounts	16,419	1,688
Deferred income taxes	122,158	-
Changes in operating assets and liabilities:
Accounts receivable	(1,085,046)	(1,084,999)
Inventory	(2,673,706)	829,199
Prepaid expenses and other assets, net	(302,985)	27,920
Accounts payable	978,534	(1,165,697)
Accrued income taxes	471	494
Accrued expenses and other liabilities	(717,057)	(573,120)
Net cash used in operating activities	(2,139,568)	(641,924)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(398,121)	(101,459)
Payments for intangible assets	-	(12,142)
Net cash used in investing activities	(398,121)	(113,601)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock option exercises	257,370	-
Net cash provided by financing activities	257,370	-

NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(2,280,319)	(755,525)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	21,446,951	14,617,234
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$19,166,632	$13,861,709

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$2,439
Cash paid during the period for income taxes	$-	$3,350

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

Basis of Presentation and Principles of Consolidation – The accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results for the three months ended September 30, 2021 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2022.

The condensed consolidated financial statements as of September 30, 2021 and for the three months ended September 30, 2021 and 2020 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of June 30, 2021 is derived from the audited financial statements as of that date. The accompanying statements should be read in conjunction with the audited financial statements and related notes contained in Item 8 of the Company’s Annual Report on Form 10-K (the “2021 Annual Report”) for the fiscal year ended June 30, 2021 filed with the SEC on September 3, 2021.

The accompanying condensed consolidated financial statements as of and for the three months ended September 30, 2021 and 2020, and as of the fiscal year ended June 30, 2021, include the accounts of the Company and its wholly owned subsidiaries charlesandcolvard.com, LLC; Charles & Colvard Direct, LLC; and Charles & Colvard (HK) Ltd., the Company’s Hong Kong subsidiary, which was entered into dormancy as of September 30, 2020 following its re-activation in December 2017. Charles & Colvard (HK) Ltd. previously became dormant in the second quarter of 2009 and has had no operating activity since 2008. Charles & Colvard Direct, LLC, had no operating activity during the three-month periods ended September 30, 2021 or 2020. All intercompany accounts have been eliminated.

Significant Accounting Policies – In the opinion of the Company’s management, except as discussed below, the Company’s significant accounting policies used for the three months ended September 30, 2021, are consistent with those used for the fiscal year ended June 30, 2021. Accordingly, please refer to Note 2 to the Consolidated Financial Statements in the 2021 Annual Report for the Company’s significant accounting policies.

Use of Estimates – The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. As future events and their effects, including the impact of the COVID-19 pandemic and the related responses, cannot be fully determined with precision, actual results of operations, cash flow, and financial position could differ significantly from estimates. The most significant estimates impacting the Company’s condensed consolidated financial statements relate to valuation and classification of inventories, accounts receivable reserves, deferred tax assets, stock-based compensation, and revenue recognition. Changes in estimates are reflected in the condensed consolidated financial statements in the period in which the change in estimate occurs.

Cash and Cash Equivalents – All highly liquid investments with an original maturity of three months or less from the date of purchase are considered to be cash equivalents.

Restricted Cash – In accordance with the terms of the Company’s cash collateralized $5.00 million credit facility from JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), which expires by its terms on July 31, 2022, the Company is required to keep $5.05 million in a cash deposit account held by JPMorgan Chase. Such amount is held as security for the Company’s credit facility from JPMorgan Chase. Accordingly, this cash deposit held by JPMorgan Chase is classified as restricted cash for financial reporting purposes on the Company’s condensed consolidated balance sheets. For additional information regarding the Company’s cash collateralized credit facility, see Note 10, “Debt.”

In accordance with cash management process requirements related to the Company’s asset-based revolving credit facility from White Oak Commercial Finance, LLC (“White Oak”), which the Company had in place prior to obtaining the JPMorgan Chase Credit Facility, there were access and usage restrictions on certain cash deposit balances for periods of up to two business days during which time such deposits were held by White Oak for the benefit of the Company. During the period these cash deposits were held by White Oak, such amounts were classified as restricted cash for reporting purposes on the Company’s condensed consolidated balance sheets. For additional information regarding the Company’s prior asset-based revolving credit facility, see Note 10, “Debt.”

The reconciliation of cash, cash equivalents, and restricted cash, as presented on the Condensed Consolidated Statements of Cash Flows, consist of the following as of the dates presented:

	September 30, 2021	June 30, 2021
Cash and cash equivalents	$14,116,632	$21,302,317
Restricted cash	5,050,000	144,634
Total cash, cash equivalents, and restricted cash	$19,166,632	$21,446,951

Recently Adopted/Issued Accounting Pronouncements – Effective July 1, 2021, the Company adopted the new accounting standard that provides guidance for the simplification of the accounting for income taxes that is intended to reduce the complexity while maintaining or improving the usefulness of tax disclosure information in an entity’s financial statements. The resulting impact of the new guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In March 2020, and as updated in January 2021, in response to concerns about structural risks of interbank offered rates (“IBORs”), and, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”), the FASB issued new guidance to ease the burden in accounting for or recognizing the effects of referenced interest rate reform on financial reporting. The new guidance is effective as of March 12, 2020 through December 31, 2022. As described in more detail in Note 10, “Debt”, borrowings under the Company’s new line of credit are based on a rate equal to the one-month LIBOR. As of September 30, 2021, the Company had not borrowed against its line of credit, and therefore, is not subject to recognizing or disclosing any effect of referenced rate reform as of September 30, 2021.

3.	SEGMENT INFORMATION AND GEOGRAPHIC DATA

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making operating decisions and assessing performance as the source of the Company’s operating and reportable segments.

The Company manages its business through two operating and reportable segments based on its distribution channels to sell its product lines, loose jewels and finished jewelry: its “Online Channels” segment, which consists of e-commerce outlets including charlesandcolvard.com, moissaniteoutlet.com, third-party online marketplaces, drop-ship retail, and other pure-play, exclusively e-commerce outlets; and its “Traditional” segment, which consists of wholesale and retail customers. The accounting policies of the Online Channels segment and Traditional segment are the same as those described in Note 2, “Basis of Presentation and Significant Accounting Policies” of this Quarterly Report on Form 10-Q and in the Notes to the Consolidated Financial Statements in the 2021 Annual Report.

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

Summary financial information by reportable segment is as follows:

	Three Months Ended September 30, 2021
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$4,486,958	$1,199,329	$5,686,287
Loose jewels	882,847	3,711,177	4,594,024
Total	$5,369,805	$4,910,506	$10,280,311

Product line cost of goods sold
Finished jewelry	$1,711,224	$623,258	$2,334,482
Loose jewels	314,105	1,745,341	2,059,446
Total	$2,025,329	$2,368,599	$4,393,928

Product line gross profit
Finished jewelry	$2,775,734	$576,071	$3,351,805
Loose jewels	568,742	1,965,836	2,534,578
Total	$3,344,476	$2,541,907	$5,886,383

Operating income	$321,671	$627,662	$949,333

Depreciation and amortization	$67,702	$56,510	$124,212

Capital expenditures	$59,260	$338,861	$398,121

	Three Months Ended September 30, 2020
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$3,623,462	$711,876	$4,335,338
Loose jewels	841,833	2,749,122	3,590,955
Total	$4,465,295	$3,460,998	$7,926,293

Product line cost of goods sold
Finished jewelry	$1,333,383	$420,906	$1,754,289
Loose jewels	312,689	1,431,233	1,743,922
Total	$1,646,072	$1,852,139	$3,498,211

Product line gross profit
Finished jewelry	$2,290,079	$290,970	$2,581,049
Loose jewels	529,144	1,317,889	1,847,033
Total	$2,819,223	$1,608,859	$4,428,082

Operating income	$774,665	$99,605	$874,270

Depreciation and amortization	$54,352	$78,103	$132,456

Capital expenditures	$59,250	$42,209	$101,459

The Company does not allocate any assets to the reportable segments, and, therefore, no asset information is reported to the chief operating decision maker or disclosed in the financial information for each segment.

A reconciliation of the Company’s product line cost of goods sold to cost of goods sold as reported in the condensed consolidated financial statements is as follows:

	Three Months Ended September 30,
	2021	2020
Product line cost of goods sold	$4,393,928	$3,498,211
Non-capitalized manufacturing and production control expenses	342,401	329,406
Freight out	217,506	175,338
Inventory write-off	232,000	80,000
Other inventory adjustments	(169,285)	113,100
Cost of goods sold	$5,016,550	$4,196,055

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

The following presents net sales data by geographic area:

	Three Months Ended September 30,
	2021	2020
Net sales:
United States	$9,824,730	$7,499,720
International	455,581	426,573
Total	$10,280,311	$7,926,293

4.	FAIR VALUE MEASUREMENTS

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

Assets that are measured at fair value on a non-recurring basis include property and equipment, leasehold improvements, and intangible assets comprising patents, license rights, and trademarks. These items are recognized at fair value when they are considered to be impaired. For the three months ended September 30, 2021 and 2020, no impairment was recorded.

5.	INVENTORIES

The Company’s total inventories, net of reserves, consisted of the following as of the dates presented:

	September 30, 2021	June 30, 2021
Finished jewelry:
Raw materials	$1,681,561	$1,476,514
Work-in-process	2,034,428	779,593
Finished goods	9,993,963	8,025,816
Finished goods on consignment	2,131,244	2,050,372
Total finished jewelry	$15,841,196	$12,332,295
Loose jewels:
Raw materials	$1,683,330	$1,775,505
Work-in-process	9,058,183	9,893,443
Finished goods	4,783,702	4,942,192
Finished goods on consignment	169,879	154,968
Total loose jewels	15,695,094	16,766,108
Total supplies inventory	78,136	74,317
Total inventory	$31,614,426	$29,172,720

As of the dates presented, the Company’s total inventories, net of reserves, are classified as follows:

	September 30, 2021	June 30, 2021
Short-term portion	$12,043,187	$11,450,141
Long-term portion	19,571,239	17,722,579
Total	$31,614,426	$29,172,720

The Company’s work-in-process inventories include raw SiC crystals on which processing costs, such as labor and sawing, have been incurred; and components, such as metal castings and finished good moissanite jewels, that have been issued to jobs in the manufacture of finished jewelry. The Company’s moissanite jewel manufacturing process involves the production of intermediary shapes, called “preforms,” that vary depending upon the expected size and shape of the finished jewel. To maximize manufacturing efficiencies, preforms may be made in advance of current finished inventory needs but remain in work-in-process inventories. As of September 30, 2021 and June 30, 2021, work-in-process inventories issued to active production jobs approximated $2.95 million and $2.23 million, respectively.

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

In March 2021, the Company entered into a $250,000 convertible promissory note agreement (the “Convertible Promissory Note”) with an unrelated third-party strategic marketing partner. The Convertible Promissory Note is unsecured and matures on March 5, 2022 (the “Maturity Date”). The Company has accounted for the Convertible Promissory Note as a current note receivable within the accompanying consolidated financial statements. Interest is accrued at a simple rate of 0.14% per annum and will accrue until the Convertible Promissory Note is converted in accordance with the conversion privileges contained within the Convertible Promissory Note or is repaid. Principal outstanding during an event of default accrues interest at the rate of 5% per annum. Accrued and unpaid interest on the Convertible Promissory Note is classified as a current asset and included in prepaid expenses and other assets in the accompanying consolidated financial statements.

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

7.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities, current, consist of the following as of the dates presented:

	September 30, 2021	June 30, 2021
Accrued sales tax	$658,863	$555,547
Deferred revenue	559,150	774,891
Accrued compensation and related benefits	303,675	866,705
Accrued cooperative advertising	80,681	68,185
Accrued income taxes	16,478	16,478
Other	81,730	1
Total accrued expenses and other liabilities	$1,700,577	$2,281,807

8.	INCOME TAXES

For the three months ended September 30, 2021, the Company’s statutory tax rate was 22.24% and consisted of the federal income tax rate of 21% and a blended state income tax rate of 1.24%, net of the federal benefit. For the three months ended September 30, 2020, the Company’s statutory tax rate was 22.11% and consisted of the federal income tax rate of 21% and a blended state income tax rate of 1.11%, net of the federal benefit. The Company’s effective income tax rate reflects the effect of federal and state income taxes on earnings and the impact of differences in book and tax accounting arising primarily from the permanent tax benefits associated with stock compensation transactions during the quarter. For the three months ended September 30, 2021, the Company’s effective tax rate was 12.91%.

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. As of June 30, 2021, cumulative positive taxable income over the last three tax years had been generated in the U.S., as compared to the negative evidence of cumulative losses in previous years. The Company’s management also determined that its expectations of future taxable income in upcoming tax years, including estimated growth rates applied to future expected taxable income that included significant management estimates and assumptions, would be sufficient to result in full utilization of the Company’s federal net operating loss carryforwards and certain of the deferred tax assets prior to any statutory expiration. As a result, the Company’s management determined that sufficient positive evidence existed as of June 30, 2021, to conclude that it was more likely than not deferred tax assets of approximately $6.35 million would be realizable, and it reduced the Company’s valuation allowance accordingly.

Accordingly, the Company recognized a net income tax expense of approximately $123,000 for the three months ended September 30, 2021, compared with a net income tax expense of $500 for the three months ended September 30, 2020. With the reduction of its valuation allowance during the fiscal year ended June 30, 2021, the Company recognized deferred income tax expense during the three months ended September 30, 2021 in the amount of approximately $122,000. Included in its tax provision, the Company records estimated taxes, penalties, and interest associated with uncertain tax positions as income tax expense and recognized such expense related to these items of approximately $500 for each of the three months ended September 30, 2021 and 2020.

As of September 30, 2021, the Company’s management determined that its expectations of future taxable income in upcoming tax years, including estimated growth rates applied to future expected taxable income that includes significant management estimates and assumptions, would continue to be sufficient to result in full utilization of the Company’s remaining federal net operating loss carryforwards and certain of the deferred tax assets prior to any statutory expiration. As a result, the Company’s management determined that sufficient positive evidence existed as of September 30, 2021, to conclude that it is more likely than not deferred tax assets of approximately $6.23 million remain realizable. Conversely, the Company’s management further determined that sufficient negative evidence continued to exist to conclude it was uncertain that the Company would have sufficient future taxable income to utilize certain of its deferred tax assets. Therefore, the Company continued to maintain a valuation allowance against the deferred tax assets relating to certain state net operating loss carryforwards from the Company’s e-commerce subsidiary due to the timing uncertainty of when it will generate positive taxable income to utilize the associated deferred tax assets. In addition, a valuation allowance remains against certain deferred tax assets relating to operating loss carryforwards relating to the Company’s dormant subsidiary located in Hong Kong.

9.	COMMITMENTS AND CONTINGENCIES

Lease Arrangements

On December 9, 2013, the Company entered into a Lease Agreement, as amended on December 23, 2013, April 15, 2014, and January 29, 2021 (the “Lease Agreement”), for its corporate headquarters, which occupies approximately 36,350 square feet of office, storage and light manufacturing space and is classified as an operating lease for financial reporting purposes. The expiration date of the base term of the Lease Agreement in effect as of September 30, 2021 is October 31, 2026 and the terms of the Lease Agreement contain no early termination provisions. Provided there is no outstanding uncured event of default under the Lease Agreement, the Company has an option to extend the lease term for a period of five years. The Company’s option to extend the term of the Lease Agreement must be exercised in writing on or before 270 days prior to expiration of the then-current term. If the options are exercised, the monthly minimum rent for each of the extended terms will be adjusted to the then prevailing fair market rate.

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

As of September 30, 2021, the Company’s balance sheet classifications of its leases are as follows:

Operating Leases:
Noncurrent operating lease ROU assets	$3,779,395

Current operating lease liabilities	$612,988
Noncurrent operating lease liabilities	3,418,110
Total operating lease liabilities	$4,031,098

The Company’s total operating lease cost for the three months ended September 30, 2021 and 2020 was approximately $202,000 and $131,000, respectively.

As of September 30, 2021, the Company’s estimated incremental borrowing rate used and assumed discount rate with respect to operating leases was 2.81% and the remaining operating lease term was 5.08 years.

As of September 30, 2021, the Company’s remaining future payments under operating leases for each fiscal year ending June 30 are as follows:

2022	$410,799
2023	869,742
2024	893,660
2025	918,236
2026	943,487
2027	317,327
Total lease payments	4,353,251
Less: imputed interest	322,153
Present value of lease payments	4,031,098
Less: current lease obligations	612,988
Total long-term lease obligations	$3,418,110

The Company makes cash payments for amounts included in the measurement of its lease liabilities. During the three months ended September 30, 2021 and 2020, cash paid for operating leases was approximately $162,000 and $170,000, respectively. Upon the execution of the Lease Amendment, the Company recorded additional ROU assets in the amount of approximately $3.9 million obtained in exchange for the additional operating lease liability during the fiscal year ended June 30, 2021.

Purchase Commitments

On December 12, 2014, the Company entered into an exclusive supply agreement (the “Supply Agreement”) with Cree, Inc., now known as Wolfspeed, Inc. (“Wolfspeed”). Under the Supply Agreement, subject to certain terms and conditions, the Company agreed to exclusively purchase from Wolfspeed, and Wolfspeed agreed to exclusively supply, 100% of the Company’s required SiC materials in quarterly installments that must equal or exceed a set minimum order quantity. The initial term of the Supply Agreement was scheduled to expire on June 24, 2018, unless extended by the parties.

Effective June 22, 2018, the Supply Agreement was amended to extend the expiration date to June 25, 2023. The Supply Agreement was also amended to (i) provide the Company with one option, subject to certain conditions, to unilaterally extend the term of the Supply Agreement for an additional two-year period following expiration of the initial term; (ii) establish a process by which Wolfspeed may begin producing alternate SiC material based on the Company’s specifications that will give the Company the flexibility to use the materials in a broader variety of its products; and (iii) permit the Company to purchase certain amounts of SiC materials from third parties under limited conditions.

Effective June 30, 2020, the Supply Agreement was further amended to extend the expiration date to June 29, 2025, which may be extended again by mutual agreement of the parties. The Supply Agreement was also amended to, among other things, (i) spread the Company’s total purchase commitment under the Supply Agreement in the amount of approximately $52.95 million over the term of the Supply Agreement, as amended; (ii) establish a process by which Wolfspeed has agreed to accept purchase orders in excess of the agreed-upon minimum purchase commitment, subject to certain conditions; and (iii) permit the Company to purchase revised amounts of SiC materials from third parties under limited conditions.

The Company’s total purchase commitment under the Supply Agreement, as amended, until June 2025 is approximately $52.95 million, of which approximately $31.35 million remains to be purchased as of September 30, 2021. Over the life of the Supply Agreement, as amended, the Company’s future minimum annual purchase commitments of SiC crystals range from approximately $4.00 million to $10.00 million each year.

During the three months ended September 30, 2021, the Company purchased approximately $1.50 million of SiC crystals from Wolfspeed pursuant to the terms of the Supply Agreement, as amended. During the three months ended September 30, 2020, the Company did not purchase SiC crystals from Wolfspeed pursuant to the terms of the Supply Agreement, as amended.

COVID-19 Update

The COVID-19 pandemic continues to present unprecedented business challenges in the Company’s fiscal year ending June 30, 2022 (“Fiscal 2022”). The Company’s management has taken measures to protect the health and safety of the Company’s employees, work with its customers and suppliers to minimize disruptions, reduce its expenses, and support its community in addressing the challenges posed by the ongoing COVID-19 pandemic.

The Company has experienced impacts on its business related to the COVID-19 pandemic, primarily in increased coronavirus-related costs, including using accelerated payments in some cases to the Company’s suppliers that are due by their terms in future periods and the Company expects to continue accelerating payments to certain suppliers through at least a portion of Fiscal 2022. The Company is also seeing a sharp increase in international freight costs, with limited availability and long delays causing disruption in the global supply chain. Accordingly, the Company’s management is taking steps where possible to mitigate such potential delays in supplier deliveries by accelerating orders and increasing order quantities.

Following the government mandated shut down during the early days of the pandemic, work in the Company’s production and distribution facilities has continued throughout the remainder of the pandemic, consistent with guidance from federal, state, and local officials to minimize the spread of COVID-19. The Company’s management continues to take actions to equip its employees with personal protective equipment, establish minimum staffing and social distancing policies, sanitize workspaces more frequently, adopt alternate work schedules, and institute other measures aimed to sustain production and related services while minimizing the transmission of COVID-19, including measures to facilitate the provision of vaccines to the Company’s employees in line with state and local guidelines. In addition, the Company has maintained a flexible teleworking policy for its employees who can meet customer commitments remotely, and a portion of the Company’s workforce continues teleworking.

Although the COVID-19 pandemic did not have a significant adverse impact on the Company’s financial results in the quarter ended September 30, 2021, the ultimate impact of COVID-19 on the Company’s operations and financial performance in future periods, including management’s ability to execute its strategic initiatives in the expected timeframes, remains uncertain and will depend on future pandemic related developments, including the duration of the pandemic, any potential subsequent waves of COVID-19 and its variant viral infections, the effectiveness, distribution and acceptance of COVID-19 vaccines, and related government actions to prevent and manage disease spread, all of which are uncertain and cannot be predicted. The Company cannot at this time predict the full impact of the COVID-19 pandemic, but the Company’s management believes there is a risk  that the COVID-19 pandemic could adversely impact the Company’s business, financial condition, results of operations and/or cash flows in Fiscal 2022.

10.	DEBT

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

As of September 30, 2021, the Company had not borrowed against the JPMorgan Chase Credit Facility.

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

Available advances could have been in the form of either revolving or non-revolving. During the first year of the term of the White Oak Credit Facility, any revolving advances would have accrued interest at a rate equal to one-month LIBOR (reset monthly, and subject to a 1.25% floor) plus 3.75%, and any non-revolving advances would have accrued interest at such LIBOR rate plus 4.75%. Thereafter, the interest margins would have been reduced upon the Company’s achievement of a specified fixed charge coverage ratio during the period of any outstanding advances. However, any advances were in all cases subject to a minimum interest rate of 5.50% and interest would have been calculated on an actual/360 basis and payable monthly in arrears. Principal outstanding during an event of default, which did not occur during the term of the White Oak Credit Facility, would have accrued interest at a rate 2% in excess of the rate that would have been otherwise applicable.

The Company had not borrowed against the White Oak Credit Facility as of July 9, 2021, the date upon which the White Oak Credit Facility was terminated by the Company in accordance with its terms.

Paycheck Protection Program Loan

On June 18, 2020, the Company received the proceeds from a loan pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), as administered by the U.S. Small Business Administration (the “SBA”). The loan in the principal amount of $965,000 (the “PPP Loan”) was disbursed by the Lender pursuant to a promissory note issued by the Company (the “Promissory Note”) on June 15, 2020. During the period of time that the principal under the Promissory Note was outstanding, the Company accounted for the Promissory Note as debt within the accompanying consolidated financial statements.

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

The Company has no outstanding debt as of September 30, 2021.

11.	SHAREHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Stock-Based Compensation

The following table summarizes the components of the Company’s stock-based compensation included in net income for the periods presented:

	Three Months Ended September 30,
	2021	2020
Employee stock options	$69,565	$91,040
Restricted stock awards	209,842	16,315
Totals	$279,407	$107,355

No stock-based compensation was capitalized as a cost of inventory during the three months ended September 30, 2021 or 2020.

Stock Options – The following is a summary of the stock option activity for the three months ended September 30, 2021:

	Shares	Weighted Average Exercise Price
Outstanding, June 30, 2021	2,235,286	$1.24
Granted	72,500	$2.67
Exercised	(183,637)	$1.40
Forfeited	(14,584)	$0.89
Expired	(49,079)	$1.27
Outstanding, September 30, 2021	2,060,486	$1.28

The total fair value of stock options that vested during the three months ended September 30, 2021 was approximately $38,000.

The following table summarizes information about stock options outstanding at September 30, 2021:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Balance as of 9/30/2021	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 9/30/2021	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 9/30/2021	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
2,060,486	6.35	$1.28	1,525,774	5.42	$1.30	1,988,851	6.26	$1.28

As of September 30, 2021, the unrecognized stock-based compensation expense related to unvested stock options was approximately $208,000, which is expected to be recognized over a weighted average period of approximately 25 months.

The aggregate intrinsic value of stock options outstanding, exercisable, and vested or expected to vest at September 30, 2021 was approximately $1.53 million. These amounts are before applicable income taxes and represents the closing market price of the Company’s common stock at September 30, 2021 less the grant price, multiplied by the number of stock options that had a grant price that is less than the closing market price. These values represent the amount that would have been received by the optionees had these stock options been exercised on that date. During the three months ended September 30, 2021, the aggregate intrinsic value of stock options exercised was approximately $255,000 and the total tax benefit associated with the stock options that were exercised was approximately $240,000. No stock options were exercised during the three months ended September 30, 2020.

Restricted Stock – The following is a summary of the restricted stock activity for the three months ended September 30, 2021:

	Shares	Weighted Average Grant Date Fair Value
Unvested, June 30, 2021	178,750	$0.72
Granted	242,725	$2.75
Vested	(242,725)	$1.25
Unvested, September 30, 2021	178,750	$2.75

The unvested restricted shares as of September 30, 2021 are all performance-based restricted shares that are scheduled to vest, subject to achievement of the underlying performance goals, in July 2022. As of September 30, 2021, the estimated unrecognized stock-based compensation expense related to unvested restricted shares subject to achievement of performance goals was approximately $468,000, all of which is expected to be recognized over a weighted average period of approximately ten months.

Dividends

The Company has paid no cash dividends during the current fiscal year through September 30, 2021.

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

The following table reconciles the differences between the basic and diluted net income per share presentations:

	Three Months Ended September 30,
	2021	2020
Numerator:
Net income	$827,025	$874,266

Denominator:
Weighted average common shares outstanding:
Basic	29,971,178	28,786,910
Effect of dilutive securities	1,126,362	52,987
Diluted	31,097,540	28,839,897

Net income per common share:
Basic	$0.03	$0.03
Diluted	$0.03	$0.03

For the three months ended September 30, 2021 and 2020, stock options to purchase approximately 934,000 and 2.79 million shares, respectively, were excluded from the computation of diluted net income per common share because the exercise price of the stock options was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to net income per common share. Approximately 179,000 shares of unvested restricted stock are excluded from the computation of diluted net income per common share as of each of September 30, 2021 and 2020, because the shares are performance-based and the underlying conditions have not been met as of the periods presented.

13.	MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash on deposit and cash equivalents held with banks and trade accounts receivable. The Company places cash deposits with federally insured financial institutions and maintains its cash at banks and financial institutions it considers to be of high credit quality. However, the Company’s cash deposits may at times exceed the Federal Deposit Insurance Corporation’s insurable limits. Accordingly, balances in excess of federally insured limitations may not be insured. The Company has not experienced losses on these accounts, and management believes that the Company is not exposed to significant risks on such accounts.

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

At times, a portion of the Company’s accounts receivable will be due from customers that have individual balances of 10% or more of the Company’s total gross accounts receivable. The following is a summary of customers that represent 10% or more of total gross accounts receivable as of the dates presented:

	September 30, 2021	June 30, 2021
Customer A	31%	30%
Customer B	24%	22%
Customer C	12%	* %
Customer D	** %	14%

*	Customer C did not have individual balances that represented 10% or more of total gross accounts receivable as of June 30, 2021.
**	Customer D did not have individual balances that represented 10% or more of total gross accounts receivable as of September 30, 2021.

A significant portion of sales is derived from certain customer relationships. The following is a summary of customers that represent 10% or more of total net sales for the periods presented:

	Three Months Ended September 30,
	2021	2020
Customer A	14%	*	%
Customer B	19%	14%

*	Customer A did not have net sales that represented 10% or more of total net sales for the three months ended September 30, 2020.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future. You should be aware that although the forward-looking statements included herein represent management’s current judgment and expectations, our actual results may differ materially from those projected, stated, or implied in these forward-looking statements as a result of many factors including, but not limited to, the following:

1.	Our business, financial condition and results of operations could continue to be adversely affected by an ongoing COVID-19 pandemic and related global economic conditions;
2.	Our future financial performance depends upon increased consumer acceptance, growth of sales of our products, and operational execution of our strategic initiatives;
3.	Our business and our results of operations could be materially adversely affected as a result of general economic and market conditions;
4.	We face intense competition in the worldwide gemstone and jewelry industry;
5.
A failure of our information technology infrastructure or a failure to protect confidential information of our customers and our network against security breaches could adversely impact our business and operations;

6.	We are subject to certain risks due to our international operations, distribution channels and vendors;
7.	Our business and our results of operations could be materially adversely affected as a result of our inability to fulfill orders on a timely basis;
8.	We are currently dependent on a limited number of distributor and retail partners in our Traditional segment for the sale of our products;
9.	We may experience quality control challenges from time to time that can result in lost revenue and harm to our brands and reputation;
10.	Seasonality of our business may adversely affect our net sales and operating income;
11.	Our operations could be disrupted by natural disasters;
12.	Sales of moissanite and lab grown diamond jewelry could be dependent upon the pricing of precious metals, which is beyond our control;
13.	Our current customers may potentially perceive us as a competitor in the finished jewelry business;
14.
We depend on a single supplier for substantially all of our silicon carbide, or SiC, crystals, the raw materials we use to produce moissanite jewels; if our supply of high-quality SiC crystals is interrupted, our business may be materially harmed;

15.	If the e-commerce opportunity changes dramatically or if e-commerce technology or providers change their models, our results of operations may be adversely affected;
16.	Governmental regulation and oversight might adversely impact our operations;
17.	The execution of our business plans could significantly impact our liquidity;
18.	The financial difficulties or insolvency of one or more of our major customers or their lack of willingness and ability to market our products could adversely affect results;
19.	Negative or inaccurate information on social media could adversely impact our brand and reputation;
20.	We rely on assumptions, estimates, and data to calculate certain of our key metrics and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business;
21.	We may not be able to adequately protect our intellectual property, which could harm the value of our products and brands and adversely affect our business;
22.	If we fail to evaluate, implement, and integrate strategic acquisition or disposition opportunities successfully, our business may suffer;
23.
Our loan, pursuant to the Paycheck Protection Program, or the PPP Loan, under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, as administered by the U.S. Small Business Administration, or the SBA, was forgiven in full and may be subject to review for compliance with applicable SBA requirements for six years from the date the loan was forgiven;

24.	Some anti-takeover provisions of our charter documents may delay or prevent a takeover of our company; and
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

The following discussion is designed to provide a better understanding of our unaudited condensed consolidated financial statements, including a brief discussion of our business and products, key factors that impacted our performance, and a summary of our operating results. This information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, or the 2021 Annual Report. Historical results and percentage relationships related to any amounts in the condensed consolidated financial statements are not necessarily indicative of trends in operating results for future periods.

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

Our strategy is to build a globally revered brand of lab created gemstones and finished jewelry that appeals to a wide consumer audience. We believe this strategy leverages our advantages of being the original and leading worldwide source of Charles & Colvard Created Moissanite® and offering a curated assortment of jewelry featuring Caydia® lab grown diamonds, which together we believe offers an ideal combination of quality and value. We also believe a direct relationship with consumers is important to this strategy, which entails delivering tailored educational content, engaging in dialogue with our audience, and positioning our brand to meet the demands of today’s discerning consumer.

COVID-19 Update

The COVID-19 pandemic continues to present unprecedented business challenges in Fiscal 2022. We have taken measures to protect the health and safety of our employees, work with our customers and suppliers to minimize disruptions, reduce our expenses, and support our community in addressing the challenges posed by the ongoing COVID-19 pandemic.

We have experienced impacts on our business related to the COVID-19 pandemic, primarily in increased coronavirus-related costs, including using accelerated payments in some cases to our suppliers that are due by their terms in future periods and we expect to continue accelerating payments to certain suppliers through at least a portion of Fiscal 2022. We are also seeing a sharp increase in international freight costs, with limited availability and long delays causing disruption in the global supply chain. According to reports regarding international import and export traffic, shipping container shortages and delays are expected to last into calendar year 2022. Accordingly, we are taking steps where possible to mitigate such potential delays in supplier deliveries by accelerating orders and increasing order quantities.

Following the government mandated shut down during the early days of the pandemic, work in our production and distribution facilities has continued throughout the remainder of the pandemic, consistent with guidance from federal, state and local officials to minimize the spread of COVID-19. We continue to take actions to equip employees with personal protective equipment, establish minimum staffing and social distancing policies, sanitize workspaces more frequently, adopt alternate work schedules, and institute other measures aimed to sustain production and related services while minimizing the transmission of COVID-19, including measures to facilitate the provision of vaccines to our employees in line with state and local guidelines. In addition, we have maintained a flexible teleworking policy for our employees who can meet customer commitments remotely, and a portion of our workforce continues teleworking.

Although the COVID-19 pandemic did not have a significant adverse impact on our financial results in the quarter ended September 30, 2021, the ultimate impact of COVID-19 on our operations and financial performance in future periods, including our ability to execute our strategic initiatives in the expected timeframes, remains uncertain and will depend on future pandemic related developments, including the duration of the pandemic, any potential subsequent waves of COVID-19 and its variant viral infections, the effectiveness, distribution and acceptance of COVID-19 vaccines, and related government actions to prevent and manage disease spread, all of which are uncertain and cannot be predicted. We cannot at this time predict the full impact of the COVID-19 pandemic, but we believe the risk exists that the COVID-19 pandemic could adversely impact our business, financial condition, results of operations and/or cash flows in the fiscal year ending June 30, 2022, or Fiscal 2022.

For additional risks to the Company related to the COVID-19 pandemic, see “Part I, Item 1A. Risk Factors”, contained in our 2021 Annual Report.

Fiscal 2022 Financial Outlook

As we continue to manage through these challenging times, our strategic initiatives during Fiscal 2022 are designed to drive expansion and help us remain on a strong trajectory toward our goal for top line growth. We look to further position and articulate our brand in what we believe is a rapidly evolving consumer landscape and intend to meet the consumer’s current appetite for digital content. We believe that our plans to expand these digital capabilities will create additional platforms and innovative portals to showcase our brand and elevate its awareness. In addition to growing our online brand presence, in September 2021 we began construction on our first Charles & Colvard Signature Showroom, which we believe will complement and expand our omnichannel brand strategy in the fine jewelry space. This first retail showroom, which we plan to open during Fiscal 2022, will be featured in our corporate headquarters in North Carolina’s Research Triangle Park and allow us to showcase our exclusive Signature Collection designs as well as a wide assortment of Forever One™ moissanite and Caydia® lab grown diamond fine jewelry for those consumers who want to see and feel our products in person. During Fiscal 2022 we will be expanding our content production capabilities by constructing an innovative broadcast studio at our corporate headquarters, which will provide us a platform to live-stream broadcasts on our websites and through other online media channels, including those of our business partners. We believe this capability will provide another sales channel for our direct-to-consumer business and allow more personal interaction with our online consumer base. In August, we attended and had an exhibition booth at the JCK Trade Show in Las Vegas, Nevada, that allowed us to feature a collection of our fine jewelry and lab created gemstones. The JCK Trade Fair is among the most significant domestic trade events representing the jewelry industry and is attended by jewelry retailers, manufacturers, designers, and other industry influencers who create the jewelry business and drive it forward. This August trade show was the first such in-person JCK event held for the jewelry industry since before the onset of the COVID-19 pandemic. This opportunity provided the jewelry industry with re-entry into the live market space following the impact of the pandemic. It also allowed us to present our brand and gemstone product lines to a broad range of leaders in the jewelry industry.

We discuss our strategic outlook and key strategies for Fiscal 2022 in Part I, Item 1, “Business” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in our 2021 Annual Report.

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

We have disclosed our critical accounting policies and estimates in our 2021 Annual Report, and that disclosure should be read in conjunction with this Quarterly Report on Form 10-Q. There have been no significant changes in our critical accounting policies and estimates during the first three months of Fiscal 2022
.

Results of Operations

The following table sets forth certain consolidated statements of operations data for the three months ended September 30, 2021 and 2020:
	Three Months Ended September 30,
	2021	2020
Net sales	$10,280,311	$7,926,293
Costs and expenses:
Cost of goods sold	5,016,550	4,196,055
Sales and marketing	2,730,153	1,647,933
General and administrative	1,584,275	1,208,035
Total costs and expenses	9,330,978	7,052,023
Income from operations	949,333	874,270
Other income (expense):
Interest income	355	3,459
Interest expense	-	(2,439)
Loss on foreign currency exchange	(34)	(530)
Total other income (expense), net	321	490
Income before income taxes	949,654	874,760
Income tax expense	(122,629)	(494)
Net income	$827,025	$874,266

Consolidated Net Sales

Consolidated net sales for the three months ended September 30, 2021 and 2020 comprise the following:
	Three Months Ended September 30,		Change
	2021	2020	Dollars	Percent
Finished jewelry	$5,686,287	$4,335,338	$1,350,949	31%
Loose jewels	4,594,024	3,590,955	1,003,069	28%
Total consolidated net sales	$10,280,311	$7,926,293	$2,354,018	30%

Consolidated net sales were $10.28 million for the three months ended September 30, 2021 compared to $7.93 million for the three months ended September 30, 2020, an increase of approximately $2.35 million, or 30%. The increase in consolidated net sales for the three months ended September 30, 2021 was due to increased consumer awareness and ongoing strong demand for our moissanite jewels, lab grown diamonds, and finished jewelry featuring both moissanite and lab grown diamonds. These increases resulted in higher finished jewelry product net sales during the three months ended September 30, 2021 in our Online Channels segment and Traditional segment. As consumer confidence has strengthened and with traditional brick-and-mortar stores now having re-opened following their being shut down during much of the comparable prior year period, net sales during the three months ended September 30, 2021, in our Traditional segment increased over this period driven by stronger loose jewel sales in our distributor network.

Sales of finished jewelry represented 55% of total consolidated net sales for the three months ended September 30, 2021, which was consistent with 55% of total consolidated net sales for the corresponding period of the prior year. For the three months ended September 30, 2021, finished jewelry sales were $5.69 million compared to $4.34 million for the corresponding period of the prior year, an increase of approximately $1.35 million, or 31%. This increase in finished jewelry sales was due primarily to higher finished jewelry sales of Forever One™, Moissanite by Charles & Colvard®, and Signature Collection in our Online Channels segment as well as in our Traditional segment.

Sales of loose jewels represented 45% of total consolidated net sales for the three months ended September 30, 2021, which was consistent with 45% of total consolidated net sales for the corresponding period of the prior year. For the three months ended September 30, 2021, loose jewel sales were $4.59 million compared to $3.59 million for the corresponding period of the prior year, an increase of approximately $1.00 million, or 28%. The increase for the three months ended September 30, 2021 was primarily a result of higher sales of loose jewels through our domestic distributors.

U.S. net sales accounted for approximately 96% of total consolidated net sales for the three-month period ended September 30, 2021, compared with 95% for the three-month period ended September 30, 2020. U.S. net sales increased to $9.82 million, or 31%, in the three months ended September 30, 2021 compared to $7.50 million in the comparable quarter of 2020 as a result of increased sales to U.S. customers in both our Online Channels segment and Traditional segment.

Our largest U.S. customer during the three months ended September 30, 2021 and 2020 accounted for 19% and 14%, respectively, of total consolidated net sales. Our largest U.S. customer during the three-month period ended September 30, 2021, accounted for 14% of total consolidated net sales during the period ended September 30, 2020. Other than our U.S. customers noted above during the three-month periods ended September 30, 2021 and 2020, we had no other customers with sales that represented 10% or more of total consolidated net sales for the periods then ended. We expect that we, along with our customers, will remain dependent on our ability to maintain and enhance our customer-related programs. A change in or loss of any of these customer or retailer relationships could have a material adverse effect on our results of operations.

International net sales accounted for approximately 4% and 5% of total consolidated net sales during the quarters ended September 30, 2021 and 2020, respectively. International net sales increased to $456,000, or 7%, during the first quarter of Fiscal 2022 compared to $427,000 in the first quarter of the year ended June 30, 2021, or Fiscal 2021. International sales increased due to higher demand in our international distributor market coupled with growth in our direct-to-consumer presence internationally reflecting solid direct-to-consumer sales from our Online Channels segment in international markets. In light of the effects of ongoing global economic conditions and as the world continues to recover from the COVID-19 pandemic, we continue to evaluate these and other potential distributors in international markets to determine the best long-term partners. As a result, and in light of the ongoing worldwide pandemic and international trade challenges, we expect our sales in these markets may fluctuate significantly each reporting period.

We did not have an international customer account for 10% or more of total consolidated sales during the three months ended September 30, 2021 or 2020. A portion of our international consolidated sales represents jewels sold internationally that may be re-imported to U.S. retailers.

Costs and Expenses

Cost of Goods Sold

Our total cost of goods sold for the three months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30,		Change
	2021	2020	Dollars	Percent
Product line cost of goods sold:
Finished jewelry	$2,334,482	$1,754,289	$580,193	33%
Loose jewels	2,059,446	1,743,922	315,524	18%
Total product line cost of goods sold	4,393,928	3,498,211	895,717	26%
Non-product line cost of goods sold	622,622	697,844	(75,222)	(11)%
Total cost of goods sold	$5,016,550	$4,196,055	$820,495	20%

Total cost of goods sold was $5.02 million for the three months ended September 30, 2021 compared to $4.20 million for the three months ended September 30, 2020, an increase of approximately $820,000, or 20%. Product line cost of goods sold is defined as product cost of goods sold in each of our Online Channels segment and Traditional segment excluding non-capitalized expenses from our manufacturing and production control departments, comprising personnel costs, depreciation, rent, utilities, and corporate overhead allocations; freight out; inventory write-offs; and other inventory adjustments, comprising costs of quality issues, and damaged goods.

The increase in total cost of goods sold for the three months ended September 30, 2021 compared to the same period in 2020 was primarily due to increased sales of finished jewelry and loose jewels during the three months ended September 30, 2021, which reflect higher material and labor costs, in both our Online Channels segment and Traditional segment as a result of strong product demand during the quarter.

The net decrease in non-product line cost of goods sold for the three months ended September 30, 2021, comprises a $282,000 lower change in other inventory adjustments principally relating to favorable changes in production standard cost variances compared to the three months ended September 30, 2020. This net decrease in non-product line cost of goods sold was offset in part related to an approximate $152,000 change in inventory valuation adjustments primarily related to adverse changes in shrinkage and rework reserves, an approximate $42,000 increase in freight out from increased shipments resulting from Online Channels segment sales growth during the quarter ended September 30, 2021 as well as an approximate $13,000 increase in non-capitalized manufacturing and production control expenses principally due to the timing when work-in-process is received into inventory and overhead costs are allocated.

For additional disclosure relating to non-product line cost of goods sold, see Note 3 to our condensed consolidated financial statements in Item 1, “Financial Statements”, of this Quarterly Report on Form 10-Q.

Sales and Marketing

Sales and marketing expenses for the three months ended September 30, 2021 and 2021 are as follows:

	Three Months Ended September 30,		Change
	2021	2020	Dollars	Percent
Sales and marketing	$2,730,153	$1,647,933	$1,082,220	66%

Sales and marketing expenses were $2.73 million for the three months ended September 30, 2021 compared to $1.65 million for the three months ended September 30, 2020, an increase of approximately $1.08 million, or 66%.

The increase in sales and marketing expenses for the three months ended September 30, 2021 compared to the same period in 2020 was primarily due to a $794,000 increase in advertising and digital marketing expenses; a $113,000 increase in compensation expenses; a $61,000 increase in general office-related expenses, which are principally related to higher credit card transaction fees from increased online sales levels and increased rent expense, related to our corporate headquarters operating lease amendment that was executed in January 2021; a $48,000 increase in software-related costs incurred primarily in connection with new software-related agreements associated with upgraded operating and cybersecurity systems; a $35,000 increase in professional services principally comprising non-recurring consulting services for cybersecurity and merchandising imaging in the current year period; a $19,000 increase in depreciation and amortization expense relating to capitalized costs associated with information technology-related upgrades; and a $12,000 increase in travel expenses as we returned to more normal business travel patterns following cut-backs relating to the COVID-19 pandemic and related cost-control measures in prior year periods.

The increase in advertising and digital marketing expenses for the three months ended September 30, 2021 compared to the same period in 2020 comprises a $731,000 increase in digital advertising spend; a $38,000 increase in expenses relating to our participation in the 2021 JCK Trade Show; a $15,000 increase in cooperative advertising; a $7,000 increase in print media expenses; and a $3,000 increase in outside agency fees. The comparable prior year period advertising and digital marketing expenses were lower due to cost reductions we imposed in response to the COVID-19 pandemic.

The increase in compensation expenses for the three months ended September 30, 2021 compared to the same period in 2020 was primarily due to a $75,000 increase in salaries, commissions, and related employee benefits in the aggregate; a $36,000 increase in employee stock-based compensation expense; and a $4,000 increase in bonus expense. The increases in employee stock-based compensation and bonus expenses reflect improved operating results that impact these performance-based compensation-related benefits. These increases were partially offset by a $2,000 decrease in employee-related severance costs from the prior year.

General and Administrative

General and administrative expenses for the three months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30,		Change
	2021	2020	Dollars	Percent
General and administrative	$1,584,275	$1,208,035	$376,240	31%

General and administrative expenses were $1.58 million for the three months ended September 30, 2021 compared to $1.21 million for the three months ended September 30, 2020, an increase of approximately $376,000, or 31%.

The increase in general and administrative expenses for the three months ended September 30, 2021 compared to the same period in 2020 was primarily due to a $295,000 increase in compensation expenses; a $62,000 increase in professional services; a $25,000 increase in travel-related expenditures; a $23,000 increase in rent expense, primarily related to our corporate headquarters operating lease amendment that was executed in January 2021; and a $10,000 increase in insurance expenses principally related to higher renewal premiums. These increases were partially offset by a $23,000 decrease in depreciation and amortization expense, principally related to fully-depreciated assets when compared to those in prior periods; a $13,000 decrease in business taxes and licenses; a $1,000 decrease in bad debt expense associated with our allowance for doubtful accounts reserve policy; and a $2,000 net decrease in miscellaneous other general and administrative expenses.

The increase in compensation expenses for the three months ended September 30, 2021 compared to the same period in 2020 comprises a $171,000 increase in bonus expense and a $124,000 increase in employee stock-based compensation expense. The increases in bonus and employee stock-based compensation expenses reflect improved operating results that impact these performance-based compensation-related benefits.

Professional services expenses increased for the three months ended September 30, 2021 compared to the same period in 2020 primarily due to a $35,000 increase in fees associated with audit and tax services, principally related to a discrete income tax-related project; a $27,000 increase in legal fees associated with corporate governance matters; and a $19,000 net increase in consulting and other professional services principally related to a benefits consulting arrangement in the current year period. These increases were partially offset by a $19,000 decrease in investor relations fees resulting from the migration in-house for certain investor relation services during the current year.

Interest Income

Interest income for the three months ended September 30, 2021 and 2020 is as follows:

	Three Months Ended September 30,		Change
	2021	2020	Dollars	Percent
Interest income	$355	$3,459	$(3,104)	(90)%

Certain cash balances in excess of operating needs are deposited into and maintained in an interest-bearing account with a federally insured commercial bank. Accordingly, during the three months ended September 30, 2021 and 2020, we earned interest from cash on deposit in this interest-bearing account. The decrease in earned interest reflects adverse changes in interest rates during Fiscal 2022 compared with Fiscal 2021.

Interest Expense

Interest expense for the three months ended September 30, 2021 and 2020 is as follows:
	Three Months Ended September 30,		Change
	2021	2020	Dollars	Percent
Interest expense	$-	$2,439	$(2,439)	(100)%

In accordance with the terms of the Promissory Note, during the period of time the principal of the PPP Loan was outstanding, we accrued interest at a fixed rate of 1% per annum. Our accrual for interest expense associated with the PPP Loan began June 18, 2020, the date we received the proceeds for the PPP Loan from our Lender, through June 23, 2021, the date our PPP Loan was forgiven by the U.S. Small Business Administration, or the SBA.

We had no outstanding debt during the three months ended September 30, 2021.

Loss on Foreign Currency Exchange

Loss on foreign currency exchange related to foreign sales transacted in functional currencies other than the U.S. dollar for the three months ended September 30, 2021 and 2020 are as follows:
	Three Months Ended September 30,		Change
	2021	2020	Dollars	Percent
Loss on foreign currency exchange	$34	$530	$(496)	(94)%

During the three months ended September 30, 2021 and 2020, we had international sales transactions denominated in currencies other than the U.S. dollar that resulted in foreign currency exchange net losses. The decrease in these losses reflects the lower level of international sales denominated in foreign currencies during the three months ended September 30, 2021 compared with the same period in the prior year.

Provision for Income Taxes

For the three months ended September 30, 2021, our statutory tax rate was 22.24% and consisted of the federal income tax rate of 21% and a blended state income tax rate of 1.24%, net of the federal benefit. For the three months ended September 30, 2020, our statutory tax rate was 22.11% and consisted of the federal income tax rate of 21% and a blended state income tax rate of 1.11%, net of the federal benefit. Our effective income tax rate reflects the effect of federal and state income taxes on earnings and the impact of differences in book and tax accounting arising primarily from the permanent tax benefits associated with stock compensation transactions during the quarter. For the three months ended September 30, 2021, our effective tax rate was 12.91%.

As of each reporting date, we consider new evidence, both positive and negative, that could impact our view with regard to future realization of deferred tax assets. As of June 30, 2021, cumulative positive taxable income over the last three tax years had been generated in the U.S., as compared to the negative evidence of cumulative losses in previous years. We also determined that our expectation of future taxable income in upcoming tax years, including estimated growth rates applied to future expected taxable income that included significant management estimates and assumptions, would be sufficient to result in full utilization of our federal net operating loss carryforwards and certain of our deferred tax assets prior to any statutory expiration. As a result, we determined that sufficient positive evidence existed as of June 30, 2021, to conclude that it was more likely than not deferred tax assets of approximately $6.35 million would be realizable, and we reduced our valuation allowance accordingly.

Accordingly, we recognized a net income tax expense of approximately $123,000 for the three months ended September 30, 2021, compared with a net income tax expense of $500 for the three months ended September 30, 2020. With the reduction of our valuation allowance during the fiscal year ended June 30, 2021, we recognized deferred income tax expense during the three months ended September 30, 2021 in the amount of approximately $122,000. Included in our tax provision, we record estimated taxes, penalties, and interest associated with uncertain tax positions as income tax expense and recognized such expense related to these items of approximately $500 for each of the three months ended September 30, 2021 and 2020.

As of September 30, 2021, we determined that our expectation of future taxable income in upcoming tax years, including estimated growth rates applied to future expected taxable income that includes significant management estimates and assumptions, would continue to be sufficient to result in full utilization of our remaining federal net operating loss carryforwards and certain of our deferred tax assets prior to any statutory expiration. As a result, we determined that sufficient positive evidence existed as of September 30, 2021, to conclude that it is more likely than not deferred tax assets of approximately $6.23 million remain realizable. Conversely, we further determined that sufficient negative evidence continued to exist to conclude it was uncertain that we would have sufficient future taxable income to utilize certain of our deferred tax assets. Therefore, we continued to maintain a valuation allowance against the deferred tax assets relating to certain state net operating loss carryforwards from our e-commerce subsidiary due to the timing uncertainty of when we will generate positive taxable income to utilize the associated deferred tax assets. In addition, a valuation allowance remains against certain deferred tax assets relating to operating loss carryforwards relating to our dormant subsidiary located in Hong Kong.

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

We have no outstanding debt as of September 30, 2021.

Operating Activities and Cash Flows

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of September 30, 2021, our principal sources of liquidity were cash, cash equivalents and restricted cash totaling $19.17 million, trade accounts receivable, net, of $2.67 million, and net current inventory of $12.04 million, as compared to cash and cash equivalents totaling $21.45 million, trade accounts receivable, net, of $1.66 million, and net current inventory of $11.45 million as of June 30, 2021. As described more fully herein, we also have access to a $5.00 million cash collateralized line of credit facility with JPMorgan Chase Bank, N.A., or JPMorgan Chase.

During the three months ended September 30, 2021, our working capital decreased by approximately $646,000 to $29.49 million from $30.14 million at June 30, 2021. As described more fully below, the decrease in working capital at September 30, 2021 is primarily attributable to a decrease in our cash, cash equivalents, and restricted cash, principally resulting from cash used in our operations, an increase in our accounts payable, and an increase in our short-term operating lease liabilities. These factors were offset partially by an increase in our accounts receivable, an increase in our allocation of inventory from long-term to short-term due to a higher expected sell through of inventory on hand in the upcoming period, a decrease in our accrued expenses and other liabilities, and an increase in our prepaid expenses and other assets.

During the three months ended September 30, 2021, approximately $2.14 million of cash was used by our operations. The primary drivers of our use of cash were an increase in inventory of $2.67 million; an increase in accounts receivable of $1.09 million; a decrease in accrued expenses and other liabilities of $717,000; and an increase in prepaid expenses and other assets of $303,000. These factors were offset partially by the favorable effect of net income in the amount of $827,000, which was net of non-cash items that reduced net income in the amount of $833,000; and an increase in accounts payable of $979,000.

Accounts receivable increased principally due to the increased level of sales during the three months ended September 30, 2021, as compared with the sales during the period leading up to June 30, 2021. Throughout the course of the COVID-19 pandemic, from time to time we have offered extended Traditional segment customer payment terms beyond 90 days to certain credit-worthy customers. Because of the ongoing impact of the pandemic on the global economy, the extension of these terms may not immediately increase liquidity as a result of ongoing current-period sales, which we expect may continue to be pressured due to the effects of the ongoing pandemic. In addition, we believe our competitors and other vendors in the wholesale jewelry industry have expanded their use of extended payment terms and, in aggregate, we believe that, through our use of extended payment terms, we provide a competitive response in our market during the current global economic environment. We believe that we are unable to estimate the impact of these actions on our net sales, but we believe that if we ceased providing extended payment terms, we would be at a competitive disadvantage for some Traditional segment customers in the marketplace during this economic period and that our net sales and profits would likely be adversely impacted.

We manufactured approximately $4.43 million in finished jewelry and $2.43 million in loose jewels, which includes the cost of the loose jewels and the purchase of precious metals and labor in connection with jewelry production, during the three months ended September 30, 2021. We expect our purchases of precious metals and labor to increase as we increase our finished jewelry business. In addition, the price of gold has fluctuated significantly over the past decade, resulting in higher retail price points for gold jewelry. Because the market price of gold and other precious metals is beyond our control, the upward price trends could continue and have a negative impact on our operating cash flow as we manufacture finished jewelry.

Historically, our raw material inventories of SiC crystals had been purchased under exclusive supply agreements with a limited number of suppliers. Because the supply agreements restricted the sale of these crystals exclusively to us, the suppliers negotiated minimum purchase commitments with us that, when combined with reduced sales levels during prior periods in which the purchase commitments were in effect, have resulted in levels of inventories that are higher than we might otherwise maintain. As of September 30, 2021, $19.57 million of our inventories were classified as long-term assets. Loose jewel sales and finished jewelry that we manufacture will utilize both the finished goods loose jewels currently on-hand and, as we deplete certain shapes and sizes, our on-hand raw material SiC crystals of $1.68 million and new raw material that we purchase pursuant to the Supply Agreement.

Our more detailed description of our inventories is included in Note 5 to our condensed consolidated financial statements in Part I, Item 1, “Financial Statements”, of this Quarterly Report on Form 10-Q.

As of September 30, 2021, all of our remaining federal income tax credits had expired or been utilized, and therefore, are not available to be carried forward to offset future income taxes. As of September 30, 2021, we also had a federal tax net operating loss carryforward of approximately $19.00 million expiring between 2034 and 2037, or that have no expiration, which can be used to offset against future federal taxable income; North Carolina tax net operating loss carryforwards of approximately $19.87 million expiring between 2023 and 2035; and various other state tax net operating loss carryforwards expiring between 2023 and 2040, which can be used to offset against future state taxable income.

Contractual Commitment

On December 12, 2014, we entered into the Supply Agreement with Cree, Inc., now known as Wolfspeed, Inc., or Wolfspeed. Under the Supply Agreement, subject to certain terms and conditions, we agreed to exclusively purchase from Wolfspeed, and Wolfspeed agreed to exclusively supply, 100% of our required SiC materials in quarterly installments that must equal or exceed a set minimum order quantity. The initial term of the Supply Agreement was scheduled to expire on June 24, 2018, unless extended by the parties. Effective June 22, 2018, the Supply Agreement was amended to extend the expiration date to June 25, 2023. The Supply Agreement, as amended, also provides for the exclusive production of the raw materials used in our premium moissanite product, Forever One™ and provided us with one option, subject to certain conditions, to unilaterally extend the term of the Supply Agreement for an additional two-year period following the expiration of the initial term. In addition, the amendment to the Supply Agreement established a process by which Wolfspeed may begin producing alternate SiC material based on our specifications that will give us the flexibility to use the materials in a broader variety of our products, as well as to permit us to purchase certain amounts of SiC materials from third parties under limited conditions. On August 26, 2020, the Supply Agreement was further amended, effective June 30, 2020, to extend the expiration date to June 29, 2025, which may be further extended by mutual agreement of the parties. The Supply Agreement was also amended to, among other things, (i) spread our total purchase commitment under the Supply Agreement in the amount of approximately $52.95 million over the term of the Supply Agreement, as amended; (ii) establish a process by which Wolfspeed has agreed to accept purchase orders in excess of the agreed-upon minimum purchase commitment, subject to certain conditions; and (iii) permit us to purchase revised amounts of SiC materials from third parties under limited conditions. Our total purchase commitment under the Supply Agreement, as amended, until June 2025 is approximately $52.95 million, of which approximately $31.35 million remains to be purchased as of September 30, 2021.

During the three months ended September 30, 2021, we purchased approximately $1.50 million of SiC crystals from Wolfspeed pursuant to the terms of the Supply Agreement, as amended. During the three months ended September 30, 2020, we did not purchase SiC crystals from Wolfspeed pursuant to the terms of the Supply Agreement, as amended. Going forward, we expect to use existing cash and cash equivalents and access to other working capital resources, including but not limited to the issuance of equity securities, together with future cash expected to be provided by our operating activities to make purchases in accordance with the terms of the Supply Agreement, as amended.

Line of Credit

Effective July 7, 2021, we obtained from JPMorgan Chase our $5.00 million cash collateralized line of credit facility, or the JPMorgan Chase Credit Facility. The JPMorgan Chase Credit Facility may be used for general corporate and working capital purposes, including permitted acquisitions and certain additional indebtedness for borrowed money, installment obligations, and obligations under capital and operating leases. The JPMorgan Chase Credit Facility is secured by a cash deposit in the amount of $5.05 million held by JPMorgan Chase as collateral for the line of credit facility.

Each advance accrues interest at a rate equal to JPMorgan Chase’s monthly London Interbank Offered Rate, or LIBOR, multiplied by a statutory reserve rate for eurocurrency funding to which JPMorgan Chase is subject with respect to the adjusted LIBOR rate as established by the U.S. Federal Reserve Board, plus a margin of 1.25% per annum. Interest is calculated monthly on an actual/360-day basis and payable monthly in arrears. Principal outstanding during an event of default, at JPMorgan Chase’s option, accrues interest at a rate of 3% per annum in excess of the above rate. Any advance may be prepaid in whole or in part at any time.

As of September 30, 2021, we had not borrowed against the JPMorgan Chase Credit Facility.

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

Advances under the White Oak Credit Facility could have been either revolving or non-revolving. During the first year of the term of the White Oak Credit Facility, any revolving advances would have accrued interest at a rate equal to one-month LIBOR (reset monthly, and subject to a 1.25% floor) plus 3.75%, and any non-revolving advances would have accrued interest at such LIBOR rate plus 4.75%. Thereafter, the interest margins would have been reduced upon our achievement of a specified fixed charge coverage ratio. However, any advances were in all cases subject to a minimum interest rate of 5.50%. Interest would have been calculated on an actual/360 basis and payable monthly in arrears. Principal outstanding during an event of default, which did not occur during the term of the White Oak Credit Facility, would have accrued interest at a rate 2% in excess of the rate that would have been otherwise applicable.

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

Our future capital requirements and the adequacy of available funds will depend on many factors, including the ongoing spread of COVID-19 and duration of the underlying pandemic that could lead to further disruption and volatility in the global capital markets as well as its impact on our rate of sales growth; the expansion of our sales and marketing activities; the timing and extent of raw materials and labor purchases in connection with loose jewel production to support our moissanite jewels and lab grown diamonds business and precious metals and labor purchases in connection with jewelry production to support our finished jewelry business; the timing of capital expenditures; and the risk factors described in more detail in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our 2021 Annual Report on Form 10-K. We may make investments in, or acquisitions of, complementary businesses, which could also require us to seek additional equity or debt financing.

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

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. During the three months ended September 30, 2021, we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 1A.	Risk Factors

We discuss in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 and our Quarterly Report on Form 10-Q for the quarter September 30, 2021 various risks that may materially affect our business. There have been no material changes to such risks.

Item 6.	Exhibits

The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description

10.1
Charles & Colvard, Ltd. Fiscal 2022 Senior Management Equity Incentive Program, effective July 1, 2021 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on September 15, 2021)+

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase document

104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

+	Denotes management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARLES & COLVARD, LTD.

	By:	/s/ Don O’Connell
November 4, 2021		Don O’Connell
President and Chief Executive Officer

	By:	/s/ Clint J. Pete
November 4, 2021		Clint J. Pete
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)