Form 10-Q
period 2021-12-31
CHARLES & COLVARD LTD
filed 2022-02-04
CIK 1015155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes     ☒     No     ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes     ☒     No     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of January 28, 2022, there were 30,639,689 shares of the registrant’s common stock, no par value per share, outstanding.

CHARLES & COLVARD, LTD.

FORM 10-Q
For the Quarterly Period Ended December 31, 2021

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2021 (unaudited)	June 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$16,260,765	$21,302,317
Restricted cash	5,050,000	144,634
Accounts receivable, net	3,647,127	1,662,074
Inventory, net	12,492,151	11,450,141
Note receivable	250,000	250,000
Prepaid expenses and other assets	1,781,448	952,065
Total current assets	39,481,491	35,761,231
Long-term assets:
Inventory, net	19,348,160	17,722,579
Property and equipment, net	1,417,380	875,897
Intangible assets, net	233,400	209,658
Operating lease right-of-use assets	3,605,817	3,952,146
Deferred income taxes, net	5,945,671	6,350,830
Other assets	49,658	49,658
Total long-term assets	30,600,086	29,160,768
TOTAL ASSETS	$70,081,577	$64,921,999

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,870,745	$2,774,373
Operating lease liabilities	774,024	566,083
Accrued expenses and other liabilities	2,487,724	2,281,807
Total current liabilities	8,132,493	5,622,263
Long-term liabilities:
Noncurrent operating lease liabilities	3,230,281	3,600,842
Accrued income taxes	10,821	9,878
Total long-term liabilities	3,241,102	3,610,720
Total liabilities	11,373,595	9,232,983
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, no par value; 50,000,000 shares authorized; 30,595,047 and 29,913,095 shares issued and outstanding at December 31, 2021 and June 30, 2021, respectively	56,902,098	56,057,109
Additional paid-in capital	25,787,933	25,608,593
Accumulated deficit	(23,982,049)	(25,976,686)
Total shareholders’ equity	58,707,982	55,689,016
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$70,081,577	$64,921,999

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Net sales	$13,753,135	$12,146,790	$24,033,446	$20,073,083
Costs and expenses:
Cost of goods sold	7,033,946	6,167,708	12,050,496	10,363,763
Sales and marketing	4,079,035	2,480,571	6,809,187	4,128,503
General and administrative	1,189,559	977,528	2,773,835	2,185,564
Total costs and expenses	12,302,540	9,625,807	21,633,518	16,677,830
Income from operations	1,450,595	2,520,983	2,399,928	3,395,253
Other income (expense):
Interest income	490	1,126	845	4,586
Interest expense	-	(2,466)	-	(4,905)
Loss on foreign currency exchange	-	(72)	(34)	(603)
Total other income (expense), net	490	(1,412)	811	(922)
Income before income taxes	1,451,085	2,519,571	2,400,739	3,394,331
Income tax expense	(283,473)	(494)	(406,102)	(988)
Net income	$1,167,612	$2,519,077	$1,994,637	$3,393,343

Net income per common share:
Basic	$0.04	$0.09	$0.07	$0.12
Diluted	$0.04	$0.09	$0.06	$0.12

Weighted average number of shares used in computing net income per common share:
Basic	30,287,677	28,804,265	30,159,543	28,795,424
Diluted	31,315,488	29,262,702	31,237,948	28,980,009

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Six Months Ended December 31, 2021
	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Shareholders’ Equity
Balance at June 30, 2021	29,913,095	$56,057,109	$25,608,593	$(25,976,686)	$55,689,016
Stock-based compensation	-	-	279,407	-	279,407
Issuance of restricted stock	242,725	-	-	-	-
Stock option exercises	183,637	397,112	(139,742)	-	257,370
Net income	-	-	-	827,025	827,025
Balance at September 30, 2021	30,339,457	$56,454,221	$25,748,258	$(25,149,661)	$57,052,818
Stock-based compensation	-	-	199,004	-	199,004
Stock option exercises	255,590	447,877	(159,329)	-	288,548
Net income	-	-	-	1,167,612	1,167,612
Balance at December 31, 2021	30,595,047	$56,902,098	$25,787,933	$(23,982,049)	$58,707,982

	Six Months Ended December 31, 2020
	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Shareholders’ Equity
Balance at June 30, 2020	28,949,410	$54,342,864	$25,880,165	$(38,787,452)	$41,435,577
Stock-based compensation	-	-	107,355	-	107,355
Issuance of restricted stock	178,750	-	-	-	-
Retirement of restricted stock	(162,500)	-	-	-	-
Net income	-	-	-	874,266	874,266
Balance at September 30, 2020	28,965,660	$54,342,864	$25,987,520	$(37,913,186)	$42,417,198
Stock-based compensation	-	-	87,938	-	87,938
Stock option exercises	126,666	177,325	(62,326)	-	114,999
Net income	-	-	-	2,519,077	2,519,077
Balance at December 31, 2020	29,092,326	$54,520,189	$26,013,132	$(35,394,109)	$45,139,212

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,994,637	$3,393,343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	238,210	271,061
Stock-based compensation	478,411	195,293
Provision for uncollectible accounts	52,000	5,514
Provision for sales returns	652,000	662,000
Inventory write-off	232,000	105,000
Provision for accounts receivable discounts	29,250	9,581
Deferred income taxes	405,159	-
Changes in operating assets and liabilities:
Accounts receivable	(2,718,303)	(3,066,219)
Inventory	(2,899,591)	1,862,843
Prepaid expenses and other assets, net	(483,054)	62,095
Accounts payable	2,096,372	(815,659)
Accrued income taxes	943	988
Accrued expenses and other liabilities	43,297	(273,784)
Net cash provided by operating activities	121,331	2,412,056

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(775,705)	(244,688)
Payments for intangible assets	(27,730)	(26,538)
Net cash used in investing activities	(803,435)	(271,226)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock option exercises	545,918	114,999
Net cash provided by financing activities	545,918	114,999

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(136,186)	2,255,829
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	21,446,951	14,617,234
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$21,310,765	$16,873,063

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$8,961

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

Basis of Presentation and Principles of Consolidation – The accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results for the six months ended December 31, 2021 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2022.

The condensed consolidated financial statements as of December 31, 2021 and for the three and six months ended December 31, 2021 and 2020 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of June 30, 2021 is derived from the audited financial statements as of that date. The accompanying statements should be read in conjunction with the audited financial statements and related notes contained in Item 8 of the Company’s Annual Report on Form 10-K (the “2021 Annual Report”) for the fiscal year ended June 30, 2021 filed with the SEC on September 3, 2021.

The accompanying condensed consolidated financial statements as of December 31, 2021, for the three and six months ended December 31, 2021 and 2020, and as of June 30, 2021, include the accounts of the Company and its wholly owned subsidiaries charlesandcolvard.com, LLC; Charles & Colvard Direct, LLC; and Charles & Colvard (HK) Ltd., the Company’s Hong Kong subsidiary, which was entered into dormancy as of September 30, 2020 following its re-activation in December 2017. Charles & Colvard (HK) Ltd. previously became dormant in the second quarter of 2009 and has had no operating activity since 2008. Charles & Colvard Direct, LLC, had no operating activity during the six-month periods ended December 31, 2021 or 2020. All intercompany accounts have been eliminated.

Significant Accounting Policies – In the opinion of the Company’s management, except as discussed below, the Company’s significant accounting policies used for the three and six months ended December 31, 2021, are consistent with those used for the fiscal year ended June 30, 2021. Accordingly, please refer to Note 2 to the Consolidated Financial Statements in the 2021 Annual Report for the Company’s significant accounting policies.

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

The reconciliation of cash, cash equivalents, and restricted cash, as presented on the Condensed Consolidated Statements of Cash Flows, consist of the following as of the dates presented:

	December 31, 2021	June 30, 2021
Cash and cash equivalents	$16,260,765	$21,302,317
Restricted cash	5,050,000	144,634
Total cash, cash equivalents, and restricted cash	$21,310,765	$21,446,951

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

In March 2020, and as updated in January 2021, in response to concerns about structural risks of interbank offered rates (“IBORs”), and, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”), the FASB issued new guidance to ease the burden in accounting for or recognizing the effects of referenced interest rate reform on financial reporting. The new guidance is effective as of March 12, 2020 through December 31, 2022. As described in more detail in Note 10, “Debt”, borrowings under the Company’s new line of credit are based on a rate equal to the one-month LIBOR. As of December 31, 2021, the Company had not borrowed against its line of credit, and therefore, is not subject to recognizing or disclosing any effect of referenced rate reform as of December 31, 2021.

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

Summary financial information by reportable segment is as follows:

	Three Months Ended December 31, 2021
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$8,452,535	$2,086,631	$10,539,166
Loose jewels	871,119	2,342,850	3,213,969
Total	$9,323,654	$4,429,481	$13,753,135

Product line cost of goods sold
Finished jewelry	$3,432,950	$1,271,026	$4,703,976
Loose jewels	333,785	1,100,780	1,434,565
Total	$3,766,735	$2,371,806	$6,138,541

Product line gross profit
Finished jewelry	$5,019,585	$815,605	$5,835,190
Loose jewels	537,334	1,242,070	1,779,404
Total	$5,556,919	$2,057,675	$7,614,594

Operating income	$1,432,727	$17,868	$1,450,595

Depreciation and amortization	$53,470	$60,528	$113,998

Capital expenditures	$27,040	$350,545	$377,585

	Three Months Ended December 31, 2020
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$6,588,338	$1,676,859	$8,265,197
Loose jewels	997,939	2,883,654	3,881,593
Total	$7,586,277	$4,560,513	$12,146,790

Product line cost of goods sold
Finished jewelry	$2,863,733	$1,138,413	$4,002,146
Loose jewels	388,426	1,417,177	1,805,603
Total	$3,252,159	$2,555,590	$5,807,749

Product line gross profit
Finished jewelry	$3,724,605	$538,446	$4,263,051
Loose jewels	609,513	1,466,477	2,075,990
Total	$4,334,118	$2,004,923	$6,339,041

Operating income	$1,494,448	$1,026,535	$2,520,983

Depreciation and amortization	$59,221	$79,384	$138,605

Capital expenditures	$90,852	$52,350	$143,202

	Six Months Ended December 31, 2021
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$12,939,493	$3,285,960	$16,225,453
Loose jewels	1,753,966	6,054,027	7,807,993
Total	$14,693,459	$9,339,987	$24,033,446

Product line cost of goods sold
Finished jewelry	$5,144,174	$1,894,285	$7,038,459
Loose jewels	647,890	2,846,121	3,494,011
Total	$5,792,064	$4,740,406	$10,532,470

Product line gross profit
Finished jewelry	$7,795,319	$1,391,675	$9,186,994
Loose jewels	1,106,076	3,207,906	4,313,982
Total	$8,901,395	$4,599,581	$13,500,976

Operating income	$1,754,398	$645,530	$2,399,928

Depreciation and amortization	$121,172	$117,038	$238,210

Capital expenditures	$86,300	$689,405	$775,705

	Six Months Ended December 31, 2020
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$10,211,799	$2,388,735	$12,600,534
Loose jewels	1,839,772	5,632,777	7,472,549
Total	$12,051,571	$8,021,512	$20,073,083

Product line cost of goods sold
Finished jewelry	$4,197,115	$1,559,320	$5,756,435
Loose jewels	701,115	2,848,410	3,549,525
Total	$4,898,230	$4,407,730	$9,305,960

Product line gross profit
Finished jewelry	$6,014,684	$829,415	$6,844,099
Loose jewels	1,138,657	2,784,367	3,923,024
Total	$7,153,341	$3,613,782	$10,767,123

Operating income	$2,269,113	$1,126,140	$3,395,253

Depreciation and amortization	$113,573	$157,488	$271,061

Capital expenditures	$150,129	$94,559	$244,688

The Company does not allocate any assets to the reportable segments, and, therefore, no asset information is reported to the chief operating decision maker or disclosed in the financial information for each segment.

A reconciliation of the Company’s product line cost of goods sold to cost of goods sold as reported in the condensed consolidated financial statements is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Product line cost of goods sold	$6,138,541	$5,807,749	$10,532,470	$9,305,960
Non-capitalized manufacturing and production control expenses	416,828	395,237	759,229	724,641
Freight out	465,207	316,542	682,712	491,881
Inventory write-off	-	25,000	232,000	105,000
Other inventory adjustments	13,370	(376,820)	(155,915)	(263,719)
Cost of goods sold	$7,033,946	$6,167,708	$12,050,496	$10,363,763

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

The following presents net sales by geographic area:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Net sales
United States	$13,021,717	$11,388,680	$22,846,447	$18,888,399
International	731,418	758,110	1,186,999	1,184,684
Total	$13,753,135	$12,146,790	$24,033,446	$20,073,083

4.	FAIR VALUE MEASUREMENTS

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

Assets that are measured at fair value on a non-recurring basis include property and equipment, leasehold improvements, and intangible assets comprising patents, license rights, and trademarks. These items are recognized at fair value when they are considered to be impaired. For the three and six months ended December 31, 2021 and 2020, no impairment was recorded.

5.	INVENTORIES

The Company’s total inventories, net of reserves, consisted of the following as of the dates presented:

	December 31, 2021	June 30, 2021
Finished jewelry:
Raw materials	$1,728,266	$1,476,514
Work-in-process	1,826,826	779,593
Finished goods	10,089,451	8,025,816
Finished goods on consignment	2,316,408	2,050,372
Total finished jewelry	$15,960,951	$12,332,295
Loose jewels:
Raw materials	$1,673,194	$1,775,505
Work-in-process	8,604,863	9,893,443
Finished goods	5,153,778	4,942,192
Finished goods on consignment	344,337	154,968
Total loose jewels	15,776,172	16,766,108
Total supplies inventory	103,188	74,317
Total inventory	$31,840,311	$29,172,720

As of the dates presented, the Company’s total inventories, net of reserves, are classified as follows:

	December 31, 2021	June 30, 2021
Short-term portion	$12,492,151	$11,450,141
Long-term portion	19,348,160	17,722,579
Total	$31,840,311	$29,172,720

The Company’s work-in-process inventories include raw SiC crystals on which processing costs, such as labor and sawing, have been incurred; and components, such as metal castings and finished good moissanite jewels, that have been issued to jobs in the manufacture of finished jewelry. The Company’s moissanite jewel manufacturing process involves the production of intermediary shapes, called “preforms,” that vary depending upon the expected size and shape of the finished jewel. To maximize manufacturing efficiencies, preforms may be made in advance of current finished inventory needs but remain in work-in-process inventories. As of December 31, 2021 and June 30, 2021, work-in-process inventories issued to active production jobs approximated $3.07 million and $2.23 million, respectively.

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

7.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities, current, consist of the following as of the dates presented:

	December 31, 2021	June 30, 2021
Accrued sales tax	$921,828	$555,547
Accrued compensation and related benefits	585,782	866,705
Deferred revenue	548,311	774,891
Accrued cooperative advertising	415,324	68,185
Accrued income taxes	16,478	16,478
Other	1	1
Total accrued expenses and other liabilities	$2,487,724	$2,281,807

8.	INCOME TAXES

For each of the three and six months ended December 31, 2021, the Company’s statutory tax rate was 22.24% and consisted of the federal income tax rate of 21% and a blended state income tax rate of 1.24%, net of the federal benefit. For each of the three and six months ended December 31, 2020, the Company’s statutory tax rate was 22.11% and consisted of the federal income tax rate of 21% and a blended state income tax rate of 1.11%, net of the federal benefit. The Company’s effective income tax rate reflects the effect of federal and state income taxes on earnings and the impact of differences in book and tax accounting arising primarily from the permanent tax benefits associated with stock-based compensation transactions during the quarter. For the six months ended December 31, 2021, the Company’s effective tax rate was 16.92%.

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

Accordingly, the Company recognized a net income tax expense of approximately $283,000 and $406,000 for the three and six months ended December 31, 2021, respectively, compared with a net income tax expense of approximately $500 and $1,000 for the three and six months ended December 31, 2020, respectively. With the reduction of its valuation allowance during the fiscal year ended June 30, 2021, the Company recognized deferred income tax expense during the six months ended December 31, 2021 in the amount of approximately $405,000. Included in its tax provision, the Company records estimated taxes, penalties, and interest associated with uncertain tax positions as income tax expense and recognized such expense related to these items of approximately $500 for each of the three months ended December 31, 2021 and 2020, respectively, and approximately $1,000 for each of the six months ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, the Company’s management determined that its expectations of future taxable income in upcoming tax years, including estimated growth rates applied to future expected taxable income that includes significant management estimates and assumptions, would continue to be sufficient to result in full utilization of the Company’s remaining federal net operating loss carryforwards and certain of the deferred tax assets prior to any statutory expiration. As a result, the Company’s management determined that sufficient positive evidence existed as of December 31, 2021, to conclude that it is more likely than not deferred tax assets of approximately $5.95 million remain realizable. Conversely, the Company’s management further determined that sufficient negative evidence continued to exist to conclude it was uncertain that the Company would have sufficient future taxable income to utilize certain of its deferred tax assets. Therefore, the Company continued to maintain a valuation allowance against the deferred tax assets relating to certain state net operating loss carryforwards from the Company’s e-commerce subsidiary due to the timing uncertainty of when it will generate positive taxable income to utilize the associated deferred tax assets. In addition, a valuation allowance remains against certain deferred tax assets relating to operating loss carryforwards relating to the Company’s dormant subsidiary located in Hong Kong.

9.	COMMITMENTS AND CONTINGENCIES

Lease Arrangements

On December 9, 2013, the Company entered into a Lease Agreement, as amended on December 23, 2013, April 15, 2014, and January 29, 2021 (the “Lease Agreement”), for its corporate headquarters, which occupies approximately 36,350 square feet of office, storage and light manufacturing space and is classified as an operating lease for financial reporting purposes. The expiration date of the base term of the Lease Agreement in effect as of December 31, 2021 is October 31, 2026 and the terms of the Lease Agreement contain no early termination provisions. Provided there is no outstanding uncured event of default under the Lease Agreement, the Company has an option to extend the lease term for a period of five years. The Company’s option to extend the term of the Lease Agreement must be exercised in writing on or before 270 days prior to expiration of the then-current term. If the options are exercised, the monthly minimum rent for each of the extended terms will be adjusted to the then prevailing fair market rate.

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

As of December 31, 2021, the Company’s balance sheet classifications of its leases are as follows:

Operating Leases:
Noncurrent operating lease ROU assets	$3,605,817

Current operating lease liabilities	$774,024
Noncurrent operating lease liabilities	3,230,281
Total operating lease liabilities	$4,004,305

The Company’s total operating lease cost was approximately $214,000 and $128,000 for the three months ended December 31, 2021 and 2020, respectively. The Company’s total operating lease cost was approximately $413,000 and $260,000 for the six months ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, the Company’s estimated incremental borrowing rate used and assumed discount rate with respect to operating leases was 2.81% and the remaining operating lease term was 4.83 years.

As of December 31, 2021, the Company’s remaining future payments under operating leases for each fiscal year ending June 30 are as follows:

2022	$355,868
2023	869,742
2024	893,660
2025	918,236
2026	943,487
2027	317,327
Total lease payments	4,298,320
Less: imputed interest	294,015
Present value of lease payments	4,004,305
Less: current lease obligations	774,024
Total long-term lease obligations	$3,230,281

The Company makes cash payments for amounts included in the measurement of its lease liabilities. During the three months ended December 31, 2021 and 2020, cash paid for operating leases was approximately $8,000 and $170,000, respectively. During the six months ended December 31, 2021 and 2020, cash paid for operating leases was approximately $170,000 and $340,000, respectively. Upon the execution of the Lease Amendment, the Company recorded additional ROU assets in the amount of approximately $3.9 million obtained in exchange for the additional operating lease liability during the fiscal year ended June 30, 2021.

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

The Company’s total purchase commitment under the Supply Agreement, as amended, until June 2025 is approximately $52.95 million, of which approximately $29.85 million remains to be purchased as of December 31, 2021. Over the life of the Supply Agreement, as amended, the Company’s future minimum annual purchase commitments of SiC crystals range from approximately $4.00 million to $10.00 million each year.

During the six months ended December 31, 2021, the Company purchased approximately $3.00 million of SiC crystals from Wolfspeed pursuant to the terms of the Supply Agreement, as amended. During the six months ended December 31, 2020, the Company purchased approximately $1.03 million SiC crystals from Wolfspeed pursuant to the terms of the Supply Agreement, as amended.

COVID-19 Update

The evolving COVID-19 pandemic continues to present unprecedented worldwide economic and business challenges in the Company’s fiscal year ending June 30, 2022 (“Fiscal 2022”). The Company’s management has taken measures to protect the health and safety of the Company’s employees, work with its customers and suppliers to minimize disruptions, and support its community in addressing the challenges posed by the ongoing COVID-19 pandemic and its evolving viral variants.

The Company has experienced impacts on its business related to the COVID-19 pandemic, primarily in increased coronavirus-related costs, including at times using accelerated payments in some cases to the Company’s suppliers that are due by their terms in future periods. The Company expects to continue accelerating payments to certain suppliers through at least the remainder of Fiscal 2022. The Company is continuing to see a sharp increase in international and domestic freight costs, with limited availability and long delays causing disruption in the global supply chain. Accordingly, the Company’s management is taking steps where possible to mitigate such potential delays in supplier deliveries by accelerating orders and increasing order quantities.

Following the government mandated shut down during the early days of the pandemic, work in the Company’s production and distribution facilities has continued throughout the pandemic, consistent with guidance from federal, state, and local officials to minimize the spread of COVID-19. The Company’s management continues to take actions to equip its employees with personal protective equipment, establish minimum staffing and social distancing policies, sanitize workspaces, adopt alternate work schedules, and institute other measures aimed to sustain production and related services while minimizing the transmission of COVID-19, including measures to encourage all employees to be fully vaccinated and to provide evidence of vaccination status in line with state and local guidelines. In addition, the Company has maintained a flexible teleworking policy for its employees who can meet customer commitments remotely, and a portion of the Company’s workforce continues teleworking.

Although the COVID-19 pandemic did not have a significant adverse impact on the Company’s financial results in the six months ended December 31, 2021, the ultimate impact of COVID-19 on the Company’s operations and financial performance in future periods, including management’s ability to execute its strategic initiatives in the expected timeframes, remains uncertain and will depend on future pandemic related developments, including the duration of the pandemic, any potential subsequent waves of COVID-19 and its variant viral infections, the effectiveness, distribution and acceptance of COVID-19 vaccines and boosters, and related government actions to prevent and manage disease spread, all of which are uncertain and cannot be predicted. The Company cannot at this time predict the full impact of the COVID-19 pandemic, but the Company’s management believes there is a risk that the COVID-19 pandemic could adversely impact the Company’s business, financial condition, results of operations and/or cash flows in Fiscal 2022.

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

As of December 31, 2021, the Company had not borrowed against the JPMorgan Chase Credit Facility.

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

The Company has no outstanding debt as of December 31, 2021.

11.	SHAREHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Stock-Based Compensation

The following table summarizes the components of the Company’s stock-based compensation included in net income for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Employee stock options	$57,448	$50,176	$127,014	$141,216
Restricted stock awards	141,556	37,762	351,397	54,077
Totals	$199,004	$87,938	$478,411	$195,293

No stock-based compensation was capitalized as a cost of inventory during the three and six months ended December 31, 2021 and 2020.

Stock Options

The following is a summary of the stock option activity for the six months ended December 31, 2021:

	Shares	Weighted Average Exercise Price
Outstanding, June 30, 2021	2,235,286	$1.24
Granted	142,793	$2.92
Exercised	(439,227)	$1.24
Forfeited	(14,584)	$0.89
Expired	(60,079)	$1.52
Outstanding, December 31, 2021	1,864,189	$1.36

The total fair value of stock options that vested during the six months ended December 31, 2021 was approximately $166,000.

The following table summarizes information about stock options outstanding at December 31, 2021:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Balance as of 12/31/2021	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 12/31/2021	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 12/31/2021	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
1,864,189	6.31	$1.36	1,463,550	5.59	$1.29	1,805,494	6.23	$1.36

As of December 31, 2021, the unrecognized stock-based compensation expense related to unvested stock options was approximately $277,000, which is expected to be recognized over a weighted average period of approximately 20 months.

The aggregate intrinsic value of stock options outstanding, exercisable, and vested or expected to vest at December 31, 2021 was approximately $3.04 million. These amounts are before applicable income taxes and represent the closing market price of the Company’s common stock at December 31, 2021 less the grant price, multiplied by the number of stock options that had a grant price that is less than the closing market price. These values represent the amount that would have been received by the optionees had these stock options been exercised on that date. During the six months ended December 31, 2021 and 2020, the aggregate intrinsic value of stock options exercised was approximately $717,000 and $48,000, respectively. During the six months ended December 31, 2021 and 2020, the total estimated tax benefit associated with certain stock options that were exercised was approximately $76,000 and $0, respectively.

Restricted Stock

The following is a summary of the restricted stock activity for the six months ended December 31, 2021:

	Shares	Weighted Average Grant Date Fair Value
Unvested, June 30, 2021	178,750	$0.72
Granted	242,725	$2.75
Vested	(242,725)	$1.25
Unvested, December 31, 2021	178,750	$2.75

The unvested restricted shares as of December 31, 2021 are all performance-based restricted shares that are scheduled to vest, subject to achievement of the underlying performance goals, in July 2022. As of December 31, 2021, the estimated unrecognized stock-based compensation expense related to unvested restricted shares subject to achievement of performance goals was approximately $326,000, all of which is expected to be recognized over a weighted average period of approximately seven months.

Dividends

The Company has paid no cash dividends during the current fiscal year through December 31, 2021.

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

The following table reconciles the differences between the basic and diluted net income per share presentations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Numerator:
Net income	$1,167,612	$2,519,077	$1,994,637	$3,393,343

Denominator:
Weighted average common shares outstanding:
Basic	30,287,677	28,804,265	30,159,543	28,795,424
Effect of dilutive securities	1,027,811	458,437	1,078,405	184,585
Diluted	31,315,488	29,262,702	31,237,948	28,980,009

Net income per common share:
Basic	$0.04	$0.09	$0.07	$0.12
Diluted	$0.04	$0.09	$0.06	$0.12

For the three and six months ended December 31, 2021 stock options to purchase approximately 836,000 and 786,000 shares, respectively, and for each of the three and six months ended December 31, 2020, stock options to purchase approximately 2.53 million shares and 2.80 million shares, respectively, were excluded from the computation of diluted net income per common share for each period presented herein. These shares are excluded from the computations of diluted net income per common share because the exercise price of the stock options for each of the periods presented herein was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to net income per common share. Approximately 179,000 shares of unvested restricted stock are excluded from the computation of diluted net income per common share for each of the three- and six-month periods ended December 31, 2021 and 2020, because the shares are performance-based and the underlying conditions have not been met as of the periods presented.

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

At times, a portion of the Company’s accounts receivable will be due from customers that have individual balances of 10% or more of the Company’s total gross accounts receivable. The following is a summary of customers that represent 10% or more of total gross accounts receivable as of the dates presented:

	December 31, 2021		June 30, 2021
Customer A	45%		30%
Customer B	13%		* %
Customer C	**	%	22%
Customer D	**	%	14%

*	Customer B did not have individual balances that represented 10% or more of total gross accounts receivable as of June 30, 2021.
**	Customer C and Customer D did not have individual balances that represented 10% or more of total gross accounts receivable as of December 31, 2021.

A significant portion of sales is derived from certain customer relationships. The following is a summary of customers that represent 10% or more of total net sales for the periods presented:

	Three Months Ended December 31,				Six Months Ended December 31,
	2021		2020		2021	2020
Customer A	16%		14%		15%	12%
Customer C	*	%	*	%	11%	10%

*	Customer C did not have net sales that represented 10% or more of total net sales for the three months ended December 31, 2021 and 2020.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

About Charles & Colvard

Charles & Colvard, Ltd., a North Carolina corporation founded in 1995 (which may be referred to as Charles & Colvard, we, us, or our), is a globally recognized fine jewelry company specializing in lab grown gemstones. We manufacture, market, and distribute Charles & Colvard Created Moissanite® (which we refer to as moissanite or moissanite jewels) and in September 2020, we announced our expansion into the lab grown diamond market with the launch of Caydia®, an exclusive brand of premium lab grown diamonds. We offer gemstones and finished jewelry featuring our proprietary moissanite jewels and premium lab grown diamonds for sale in the worldwide fine jewelry market. Charles & Colvard is the original source of created moissanite, and in 2015, we debuted Forever One™, our premium moissanite gemstone brand. As an e-commerce and multi-channel destination for fine jewelry featuring lab grown gemstones, we believe that the addition of lab grown diamonds is a natural progression for the Charles & Colvard brand.

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

Our strategy is to build a globally revered brand of lab grown gemstones and finished jewelry that appeals to a wide consumer audience. We believe this strategy leverages our advantages of being the original and leading worldwide source of Charles & Colvard Created Moissanite® and offering a curated assortment of jewelry featuring Caydia® lab grown diamonds, which together we believe offers an ideal combination of quality and value. We also believe a direct relationship with consumers is important to this strategy, which entails delivering tailored educational content, engaging in dialogue with our audience, and positioning our brand to meet the demands of today’s discerning consumer.

COVID-19 Update

The evolving COVID-19 pandemic continues to present unprecedented worldwide economic and business challenges. During the first six months of the fiscal year ending June 30, 2022, or Fiscal 2022, we have experienced impacts on our business related to the COVID-19 pandemic, primarily in increased coronavirus-related costs, including at times using accelerated payments to our suppliers that are due by their terms in future periods. We expect to continue accelerating payments to certain suppliers through at least the remainder of Fiscal 2022. Moreover, we are also continuing to see a sharp increase in international and domestic freight costs, with limited availability and long delays causing disruption in the global supply chain. Accordingly, we are taking steps where possible to mitigate such potential delays in supplier deliveries by accelerating orders and increasing order quantities. We have also taken measures to protect the health and safety of our employees, work with our customers and suppliers to minimize disruptions, and support our community in addressing the challenges posed by the ongoing COVID-19 pandemic and its evolving viral variants.

Following the government mandated shut down during the early days of the pandemic, work in our production and distribution facilities has continued throughout the pandemic, consistent with guidance from federal, state and local officials to minimize the spread of COVID-19. We continue to take actions to equip employees with personal protective equipment, establish minimum staffing and social distancing policies, sanitize workspaces, adopt alternate work schedules, and institute other measures aimed to sustain production and related services while minimizing the transmission of COVID-19, including measures to encourage all employees to be fully vaccinated and to provide evidence of vaccination status in line with state and local guidelines. In addition, we have maintained a flexible teleworking policy for our employees who can meet customer commitments remotely, and a portion of our workforce continues teleworking.

Although the COVID-19 pandemic did not have a significant adverse impact on our financial results during the six month period ended December 31, 2021, the ultimate impact of COVID-19 on our operations and financial performance in future periods, including our ability to execute our strategic initiatives in the expected timeframes, remains uncertain and will depend on future pandemic related developments, including the duration of the pandemic, any potential subsequent waves of COVID-19 and its variant viral infections, the effectiveness, distribution and acceptance of COVID-19 vaccines and boosters, and related government actions to prevent and manage disease spread, all of which are uncertain and cannot be predicted. We cannot at this time predict the full impact of the COVID-19 pandemic, but we believe the risk exists that the COVID-19 pandemic, including changes in consumer-level spending as a result of the pandemic, could adversely impact our business, financial condition, results of operations and/or cash flows in Fiscal 2022.

For additional risks to the Company related to the COVID-19 pandemic, see “Part I, Item 1A. Risk Factors”, contained in our 2021 Annual Report.

Fiscal 2022 Financial Outlook

Our key strategic initiatives during Fiscal 2022 continue to be designed to increase brand awareness and to drive expansion of our favorable brand equity. We believe that we remain on a strong trajectory toward accomplishing our goal for continued and sustained top line growth and are poised to broaden our consumer reach and maximize product value through our brand- and performance-based marketing strategy. We have made significant investments to strengthen the Charles & Colvard brand through our marketing strategy, which includes brand marketing campaigns across multiple digital platforms, social media outlets, earned media, and media placements as well as placements with key consumer-based influencers. We believe that to continue the growth of our business, we must continue to acquire new customers and retain existing customers in a cost-effective manner. During the quarter ended December 31, 2021, we made significant progress toward completion of our first Charles & Colvard Signature Showroom, which we believe will complement and expand our omnichannel brand strategy in the fine jewelry space. This showroom, which we expect to open during Fiscal 2022, will be the first location of our retail showroom expansion program and is located in our corporate headquarters in North Carolina’s Research Triangle Park. We believe that our retail showroom expansion program will allow us to develop a nationwide footprint to showcase our exclusive Signature Collection designs as well as a wide assortment of Forever One™ moissanite and Caydia® lab grown diamond fine jewelry. We are also nearing completion of the construction of an innovative broadcast studio at our corporate headquarters, which will expand our content production capabilities and provide us a platform to live-stream consumer-based broadcasts on our websites and through other online media channels, including those of our business partners. We believe this digital marketing capability will continue to further position and define our brand in what we believe is a rapidly evolving consumer landscape and better meet the consumer’s current appetite for digital content. We believe these capabilities will provide incremental sales channels for our direct-to-consumer business and allow us to compete more effectively and to increase our market share within the fine jewelry space. We continually develop our dynamic marketing strategies to optimize our messaging and advertising spend across multiple channels in an effort to drive strategic customer acquisition and to increase fine jewelry sales from new customers and repeat orders from existing customers. In December, we kicked off our out-of-home marketing strategy and began a digital billboard advertising program in New York City that allowed us to present a collection of our fine jewelry and lab grown gemstones to live consumers in the New York City mass media market. While we are in the early stages of seeking to expand our geographic footprint, we believe these strategies will combine to help drive future and sustained growth and to present our brand and gemstone product lines to a broader range of consumers in the fine jewelry space. We further believe that we are well-positioned to meet current marketing-level trends within the jewelry industry, where consumers are increasingly more aware of the products they purchase and seek brands that stand for sustainability and social and environmental responsibility.

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

We have disclosed our critical accounting policies and estimates in our 2021 Annual Report, and that disclosure should be read in conjunction with this Quarterly Report on Form 10-Q. There have been no significant changes in our critical accounting policies and estimates during the first six months of Fiscal 2022.

Results of Operations

The following table sets forth certain consolidated statements of operations data for the three and six months ended December 31, 2021 and 2020:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Net sales	$13,753,135	$12,146,790	$24,033,446	$20,073,083
Costs and expenses:
Cost of goods sold	7,033,946	6,167,708	12,050,496	10,363,763
Sales and marketing	4,079,035	2,480,571	6,809,187	4,128,503
General and administrative	1,189,559	977,528	2,773,835	2,185,564
Total costs and expenses	12,302,540	9,625,807	21,633,518	16,677,830
Income from operations	1,450,595	2,520,983	2,399,928	3,395,253
Other income (expense):
Interest income	490	1,126	845	4,586
Interest expense	-	(2,466)	-	(4,905)

Loss on foreign currency exchange	-	(72)	(34)	(603)
Total other income (expense), net	490	(1,412)	811	(922)
Income before income taxes	1,451,085	2,519,571	2,400,739	3,394,331
Income tax expense	(283,473)	(494)	(406,102)	(988)
Net income	$1,167,612	$2,519,077	$1,994,637	$3,393,343

Consolidated Net Sales

Consolidated net sales for the three and six months ended December 31, 2021 and 2020 comprise the following:

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2021	2020	Dollars	Percent	2021	2020	Dollars	Percent
Finished jewelry	$10,539,166	$8,265,197	$2,273,969	28%	$16,225,453	$12,600,534	$3,624,919	29%
Loose jewels	3,213,969	3,881,593	(667,624)	(17)%	7,807,993	7,472,549	335,444	4%
Total consolidated net sales	$13,753,135	$12,146,790	$1,606,345	13%	$24,033,446	$20,073,083	$3,960,363	20%

Consolidated net sales were $13.75 million for the three months ended December 31, 2021 compared to $12.15 million for the three months ended December 31, 2020, an increase of approximately $1.61 million, or 13%.  Consolidated net sales were $24.03 million for the six months ended December 31, 2021 compared to $20.07 million for the six months ended December 31, 2020, an increase of approximately $3.96 million, or 20%. The increase in consolidated net sales for the three and six months ended December 31, 2021 was due primarily to strong calendar year-end holiday sales and increased consumer awareness and strong demand for our moissanite jewels, lab grown diamonds, and finished jewelry featuring both moissanite and lab grown diamonds. These increases resulted in higher finished jewelry product net sales during the three and six months ended December 31, 2021 in our Online Channels segment and Traditional segment. The increases in our Online Channels segment net sales in the three months ended December 31, 2021 were partially offset by lower net sales in our Traditional segment driven by lower loose jewels sales and decreased international sales during the three months ended December 31, 2021.

Sales of finished jewelry represented 77% and 68% of total consolidated net sales for the three and six months ended December 31, 2021, respectively, compared to 68% and 63%, respectively, of total consolidated net sales for the corresponding periods of the prior year. For the three months ended December 31, 2021, finished jewelry sales were $10.54 million compared to $8.27 million for the corresponding period of the prior year, an increase of approximately $2.27 million, or 28%. For the six months ended December 31, 2021, finished jewelry sales were $16.23 million compared to $12.60 million for the corresponding period of the prior fiscal year, an increase of approximately $3.62 million, or 29%. The increase in finished jewelry sales for the three- and six-month periods ended December 31, 2021 was due primarily to higher finished jewelry sales of Forever One™, Moissanite by Charles & Colvard®, and Signature Collection in our Online Channels segment as well as in our Traditional segment.

Sales of loose jewels represented 23% and 32% of total consolidated net sales for the three and six months ended December 31, 2021, respectively, compared to 32% and 37%, respectively, of total consolidated net sales for the corresponding periods of the prior fiscal year. For the three months ended December 31, 2021, loose jewel sales were $3.21 million compared to $3.88 million for the corresponding period of the prior year, a decrease of $668,000, or 17%. For the six months ended December 31, 2021, loose jewel sales were $7.81 million compared to $7.47 million for the corresponding period of the prior fiscal year, an increase of $335,000, or 4%. The decrease in loose jewel sales for the three-month period ended December 31, 2021 was principally due to lower sales of loose jewels through our distribution network in our Online Channels segment and Traditional segment, which reflected activity from many of our distributors that pulled forward calendar year-end holiday purchases into our first quarter during the current fiscal year to preclude potential holiday shipping delays. The increase in loose jewels sales for the six-month period ended December 31, 2021 was primarily a result of higher sales of loose jewels through our domestic distributors.

U.S. net sales accounted for approximately 95% of total consolidated net sales for each of the three- and six-month periods ended December 31, 2021, compared to 94% of total consolidated net sales for each of the corresponding periods of the prior year. U.S. net sales increased to $13.02 million, or 14%, during the three months ended December 31, 2021 from the corresponding period of the prior fiscal year. U.S. net sales increased to $22.85 million, or 21%, during the six months ended December 31, 2021 from the corresponding period of the prior year. U.S. net sales increased during the three and six months ended December 31, 2021 primarily as a result of increased sales to U.S. customers in both our Online Channels segment and Traditional segment.

Our largest U.S. customer during the three and six months ended December 31, 2021 accounted for 16% and 15% of total consolidated net sales during each respective period. This same customer was also our largest U.S. customer during the three and six months ended December 31, 2020 when this customer accounted for 14% and 12% of total consolidated net sales during each of the respective three- and six-month periods. Our second largest U.S. customer during the six months ended December 31, 2021 and 2020, accounted for 11% and 10% of total consolidated net sales during each of the respective six-month periods. Other than our U.S. customers noted above during the three- and six-month periods ended December 31, 2021 and 2020, we had no other customers with sales that represented 10% or more of total consolidated net sales for the periods then ended. We expect that we, along with our customers, will remain dependent on our ability to maintain and enhance our customer-related programs. A change in or loss of any of these customer or retailer relationships could have a material adverse effect on our results of operations.

International net sales accounted for approximately 5% of total consolidated net sales for each of the three- and six-month periods ended December 31, 2021, respectively, compared to 6% of total consolidated net sales for each of the corresponding periods of the prior year. International net sales decreased 4% and less than 1% during the three and six months ended December 31, 2021, respectively, from the corresponding periods of the prior fiscal year due to somewhat lower demand in our international distributor market coupled with flat demand in our direct-to-consumer international sales from our Online Channels segment in international markets. In light of the effects of ongoing global economic conditions and as the world continues to adapt to the COVID-19 pandemic, we continue to evaluate these and other potential distributors in international markets to determine the best long-term partners. As a result, and in light of the ongoing worldwide pandemic and international trade challenges, we expect our sales in these markets may fluctuate significantly each reporting period.

We did not have an international customer account for 10% or more of total consolidated sales during the three and six months ended December 31, 2021 or 2020. A portion of our international consolidated sales represents jewels sold internationally that may be re-imported to U.S. retailers.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the three and six months ended December 31, 2021 and 2020 are as follows:

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2021	2020	Dollars	Percent	2021	2020	Dollars	Percent
Product line cost of goods sold:
Finished jewelry	$4,703,976	$4,002,146	$701,830	18%	$7,038,459	$5,756,435	$1,282,024	22%
Loose jewels	1,434,565	1,805,603	(371,038)	(21)%	3,494,011	3,549,525	(55,514)	(2)%
Total product line cost of goods sold	6,138,541	5,807,749	330,792	6%	10,532,470	9,305,960	1,226,510	13%
Non-product line cost of goods sold	895,405	359,959	535,446	149%	1,518,026	1,057,803	460,223	44%
Total cost of goods sold	$7,033,946	$6,167,708	$866,238	14%	$12,050,496	$10,363,763	$1,686,733	16%

Total cost of goods sold was $7.03 million for the three months ended December 31, 2021 compared to $6.17 million for the three months ended December 31, 2020, a net increase of approximately $866,000, or 14%. Total cost of goods sold was $12.05 million for the six months ended December 31, 2021 compared to $10.36 million for the six months ended December 31, 2020, an increase of approximately $1.69 million, or 16%. Product line cost of goods sold is defined as product cost of goods sold in each of our Online Channels segment and Traditional segment excluding non-capitalized expenses from our manufacturing and production control departments, comprising personnel costs, depreciation, rent, utilities, and corporate overhead allocations; freight out; inventory write-offs; and other inventory adjustments, comprising costs of quality issues, and damaged goods.

The increase in total cost of goods sold for the three months ended December 31, 2021 compared to the same period in 2020 was primarily driven by increased sales of finished jewelry, which reflect higher material and labor costs, in our Online Channels segment as a result of strong demand during the calendar year-end 2021 holiday season. Our finished jewelry products cost more to produce due to higher material and labor costs when compared to the production of loose jewels.

The net increase in non-product line cost of goods sold for the three months ended December 31, 2021, comprises a $390,000 higher change in other inventory adjustments principally related to unfavorable changes in production standard cost variances compared to the three months ended December 31, 2020. The net increase in non-product line cost of goods sold was also related to an approximate $149,000 increase in freight out principally from increased shipments resulting from Online Channels segment sales growth during the three months ended December 31, 2021, as well as a reflection of the rising costs of freight overall during the period, and an approximate $22,000 increase in non-capitalized manufacturing and production control expenses principally due to the timing of when work-in-process goods are received into inventory and overhead costs are allocated. These increases in non-product line cost of goods sold were offset in part by an approximate $25,000 decrease in inventory write-offs primarily related to fewer additional reserves being required in the three months ended December 31, 2021, compared to those in the comparable prior year period.

The increase in cost of goods sold for the six months ended December 31, 2021 compared to the same period in 2020 was also primarily driven by the increased finished jewelry sales in both our Online Channels segment and Traditional segment as a result of strong sales throughout the six-month period, and moreover, during the calendar year-end 2021 holiday season.

The increase in non-product line cost of goods sold for the six months ended December 31, 2021, comprises a $108,000 higher change in other inventory adjustments principally related to unfavorable changes in production standard cost variances compared to those in the six months ended December 31, 2020. The increase in non-product line cost of goods sold was also related to an approximate $191,000 increase in freight out principally from increased shipments resulting from Online Channels segment sales growth during the six months ended December 31, 2021, as well as a reflection of the rising costs of freight overall during the period; an approximate $127,000 increase in inventory write-offs primarily related to increases in obsolescence reserves in the first three months of the six month-period ended December 31, 2021, compared to those in the comparable prior year period; and an approximate $35,000 increase in non-capitalized manufacturing production control expenses principally related to the timing of when work-in-process goods are received into inventory and overhead costs are allocated.

For additional disclosure relating to non-product line cost of goods sold, see Note 3 to our condensed consolidated financial statements in Item 1, “Financial Statements”, of this Quarterly Report on Form 10-Q.

Sales and Marketing

Sales and marketing expenses for the three and six months ended December 31, 2021 and 2020 are as follows:

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2021	2020	Dollars	Percent	2021	2020	Dollars	Percent
Sales and marketing	$4,079,035	$2,480,571	$1,598,464	64%	$6,809,187	$4,128,503	$2,680,684	65%

Sales and marketing expenses were $4.08 million for the three months ended December 31, 2021 compared to $2.48 million for the three months ended December 31, 2020, an increase of approximately $1.60 million, or 64%. Sales and marketing expenses were $6.81 million for the six months ended December 31, 2021 compared to $4.13 million for the six months ended December 31, 2020, an increase of approximately $2.68 million, or 65%.

The increase in sales and marketing expenses for the three months ended December 31, 2021 compared to the same period in 2020 was primarily due to a $1.41 million increase in advertising and digital marketing expenses; a $72,000 increase in professional services principally comprising consulting services for marketing support in the current year period; a $49,000 increase in bank fees, which are principally related to higher credit card transaction fees from increased online sales levels; a $32,000 increase in compensation expenses; a $23,000 increase in rent expense, primarily related to our corporate headquarters operating lease amendment that was executed in January 2021; and a $14,000 increase in travel expenses as we returned to more traditional business travel patterns following cut-backs relating to the COVID-19 pandemic and related cost-control measures in the prior year period. These increases were offset partially by a $4,000 decrease in software-related costs incurred primarily in connection with new software-related agreements associated with upgraded operating and cybersecurity systems in the prior year and a $1,000 net decrease in general office-related expenses.

The increase in advertising and digital marketing expenses for the three months ended December 31, 2021 compared to the same period in 2020 comprises a $1.11 million increase in digital advertising spend; a $196,000 increase in cooperative advertising; an $80,000 increase in brand awareness marketing campaigns; a $21,000 increase in print media expenses; and an $8,000 increase in outside agency fees. During the comparable prior year period, advertising and digital marketing expenses were lower due to cost reductions we imposed in response to the COVID-19 pandemic.

Compensation expenses for the three months ended December 31, 2021 compared to the same period in 2020 increased primarily due to an $11,000 increase in salaries, commissions, and related employee benefits in the aggregate; an $11,000 increase in bonus expense; and a $10,000 increase in employee stock-based compensation expense. The increases in bonus and employee stock-based compensation expenses reflect the impact of our performance-based bonus plans and stock compensation-related benefits.

The increase in sales and marketing expenses for the six months ended December 31, 2021 compared to the same period in 2020 was primarily due to a $2.21 million increase in advertising and digital marketing expenses; a $145,000 increase in compensation expenses; a $107,000 increase in professional services principally comprising consulting services for marketing support in the current year period;  an $81,000 increase in bank fees expenses, which are principally related to higher credit card transaction fees from increased online sales levels; a $44,000 increase in software-related costs incurred primarily in connection with new software-related agreements associated with upgraded operating and cybersecurity systems; a $42,000 increase in rent expense, primarily related to our corporate headquarters operating lease amendment that was executed in January 2021; a $25,000 increase in travel expenses as we returned to more traditional business travel patterns following cut-backs relating to the COVID-19 pandemic and related cost-control measures in the prior year period; a $19,000 increase in depreciation and amortization expense relating to capitalized costs associated with information technology-related upgrades; and a $9,000 net increase in general office-related expenses.

The increase in advertising and digital marketing expenses for the six months ended December 31, 2021 compared to the same period in 2020 comprises a $1.84 million increase in digital advertising spend; a $211,000 increase in cooperative advertising; a $137,000 increase in expenses relating to our participation in the 2021 JCK Trade Show (the JCK Trade Show organization did not hold an event in the prior year due to restrictions related to the COVID-19 pandemic); a $29,000 increase in print media expenses; and a $10,000 increase in outside agency fees. These increases were offset partially by an $18,000 decrease in brand awareness marketing campaign expenditures in the current year period.

Compensation expenses for the six months ended December 31, 2021 compared to the same period in 2020 increased primarily as a result of an $85,000 increase in salaries, commissions, and related employee benefits in the aggregate; a $47,000 increase in employee stock-based compensation expense; and a $15,000 increase in bonus expense. The increases in employee stock-based compensation and bonus expenses reflect improved operating results that impact these performance-based compensation-related benefits. These increases were partially offset by a $2,000 decrease in employee-related severance costs from the prior year.

General and Administrative

General and administrative expenses for the three and six months ended December 31, 2021 and 2020 are as follows:

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2021	2020	Dollars	Percent	2021	2020	Dollars	Percent
General and administrative	$1,189,559	$977,528	$212,031	22%	$2,773,835	$2,185,564	$588,271	27%

General and administrative expenses were $1.19 million for the three months ended December 31, 2021 compared to $978,000 for the three months ended December 31, 2020, an increase of approximately $212,000, or 22%. General and administrative expenses were $2.77 million for the six months ended December 31, 2021 compared to $2.19 million for the six months ended December 31, 2020, an increase of approximately $588,000, or 27%.

The increase in general and administrative expenses for the three months ended December 31, 2021 compared to the same period in 2020 was primarily due to an $89,000 increase in compensation expenses; a $47,000 increase in bad debt expense associated with our allowance for doubtful accounts reserve policy in connection with the increase in accounts receivable, compared with the prior period; a $42,000 increase in housing allowances and travel-related expenditures as we returned to more normal business travel patterns following cut-backs relating to the COVID-19 pandemic in the prior year period; a $32,000 increase in rent expense, primarily related to our corporate headquarters operating lease amendment that was executed in January 2021; a $28,000 increase in employee-related recruiting and search fees for new hires; a $22,000 increase in business taxes and licenses; a $10,000 increase in insurance expenses principally related to higher renewal premiums; and a $6,000 net increase in miscellaneous other general and administrative expenses. These increases were partially offset by a $26,000 decrease in bank-related fees principally in connection with the Company’s prior credit facility that was terminated in accordance with its terms in July 2021; a $23,000 decrease in depreciation and amortization expense, principally related to fully depreciated assets when compared to those in prior periods; and a $15,000 decrease in professional services.

The increase in compensation expenses for the three months ended December 31, 2021 compared to the same period in 2020 comprises a $90,000 increase in employee stock-based compensation expense and an $11,000 increase in bonus expense. Both increases reflect improved operating results compared with those of prior periods that impact these performance-based compensation-related benefits. These increases were partially offset by a $12,000 net decrease in salaries and related employee benefits in the aggregate as a result of lower headcount in the current period.

Professional services fees decreased for the three months ended December 31, 2021 compared to the same period in 2020 primarily due to a $25,000 decrease in legal fees associated with corporate governance matters in the prior year period. This decrease was partially offset by a $7,000 net increase in consulting and other professional services in the current year period; and a $3,000 increase in fees associated with audit and tax services.

The increase in general and administrative expenses for the six months ended December 31, 2021 compared to the same period in 2020 was primarily due to a $384,000 increase in compensation expenses; a $67,000 increase in housing allowances and travel-related expenditures as we returned to more normal business travel patterns following cut-backs relating to the COVID-19 pandemic in the prior year period; a $55,000 increase in rent expense, primarily related to our corporate headquarters operating lease amendment that was executed in January 2021; a $47,000 increase in professional services; a $46,000 increase in bad debt expense associated with our allowance for doubtful accounts reserve policy in connection with the increase in accounts receivable, compared with the prior period; a $39,000 increase in employee-related recruiting and search fees for new hires; a $20,000 increase in insurance expenses principally related to higher renewal premiums; a $9,000 increase in business taxes and licenses; and a $1,000 net increase in miscellaneous other general and administrative expenses. These increases were partially offset by a $46,000 decrease in depreciation and amortization expense, principally related to fully depreciated assets when compared to those in prior periods and a $34,000 decrease in bank-related fees principally in connection with the Company’s prior credit facility that was terminated in accordance with its terms in July 2021.

Compensation expenses increased for the six months ended December 31, 2021 compared to the same period in 2020 principally due to a $213,000 increase in employee stock-based compensation expense and a $183,000 increase in bonus expense. Both increases reflect improved operating results compared with those of prior periods that impact these performance-based compensation-related benefits. These increases were partially offset by a $12,000 net decrease in salaries and related employee benefits in the aggregate as a result of lower headcount in the current period.

Professional services fees increased for the six months ended December 31, 2021 compared to the same period in 2020 primarily due to a $38,000 increase in fees associated with audit and tax services, principally related to a discrete income tax-related project; a $7,000 net increase in consulting and other professional services principally related to a benefits consulting arrangement in the current year period; and a $2,000 increase in legal fees associated with corporate governance matters.

Interest Income

Interest income for the three and six months ended December 31, 2021 and 2020 is as follows:

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2021	2020	Dollars	Percent	2021	2020	Dollars	Percent
Interest income	$490	$1,126	$(636)	(56)%	$845	$4,586	$(3,741)	(82)%

Certain cash balances in excess of operating needs are deposited into and maintained in an interest-bearing account with a federally insured commercial bank. Accordingly, during the three and six months ended December 31, 2021 and 2020, we earned interest from cash on deposit in this interest-bearing account. The decrease in earned interest reflects adverse changes in interest rates during Fiscal 2022 compared with Fiscal 2021.

Interest Expense

Interest expense for the three and six months ended December 31, 2021 and 2020 is as follows:

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2021	2020	Dollars	Percent	2021	2020	Dollars	Percent
Interest expense	$-	$2,466	$(2,466)	(100)%	$-	$4,905	$(4,905)	(100)%

During the period of time the principal of the PPP Loan was outstanding, we accrued interest at a fixed rate of 1% per annum. Our accrual for interest expense associated with the PPP Loan began June 18, 2020, the date we received the proceeds for the PPP Loan from our Lender, through June 23, 2021, the date our PPP Loan, including the related accrued and unpaid interest, was forgiven by the U.S. Small Business Administration.

We had no outstanding debt during the six months ended December 31, 2021.

Loss on Foreign Currency Exchange

Losses on foreign currency exchange related to foreign sales transacted in functional currencies other than the U.S. dollar for the three and six months ended December 31, 2021 and 2020 are as follows:

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2021	2020	Dollars	Percent	2021	2020	Dollars	Percent
Loss on foreign currency exchange	$-	$72	$(72)	(100)%	$34	$603	$(569)	(94)%

During the three and six months ended December 31, 2021 and 2020, we had international sales transactions denominated in currencies other than the U.S. dollar that resulted in foreign currency exchange net losses. The decrease in these losses reflects the lower level of international sales denominated in foreign currencies during the three months ended December 31, 2021, compared with the same period in the prior year, coupled with fluctuations in foreign currency exchange rates during the six months ended December 31, 2021.

Provision for Income Taxes

For each of the three and six months ended December 31, 2021, our statutory tax rate was 22.24% and consisted of the federal income tax rate of 21% and a blended state income tax rate of 1.24%, net of the federal benefit. For each of the three and six months ended December 31, 2020, our statutory tax rate was 22.11% and consisted of the federal income tax rate of 21% and a blended state income tax rate of 1.11%, net of the federal benefit. Our effective income tax rate reflects the effect of federal and state income taxes on earnings and the impact of differences in book and tax accounting arising primarily from the permanent tax benefits associated with stock-based compensation transactions during the quarter. For the six months ended December 31, 2021, our effective tax rate was 16.92%.

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

Accordingly, we recognized a net income tax expense of approximately $283,000 and $406,000 for the three and six months ended December 31, 2021, respectively, compared with a net income tax expense of $500 and $1,000 for the three and six months ended December 31, 2020, respectively. With the reduction of our valuation allowance during the fiscal year ended June 30, 2021, we recognized deferred income tax expense during the six months ended December 31, 2021 in the amount of approximately $405,000. Included in our tax provision, we record estimated taxes, penalties, and interest associated with uncertain tax positions as income tax expense and recognized such expense related to these items of approximately $500 for each of the three months ended December 31, 2021 and 2020, respectively, and approximately $1,000 for each of the six months ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, we determined that our expectations of future taxable income in upcoming tax years, including estimated growth rates applied to future expected taxable income that includes significant management estimates and assumptions, would continue to be sufficient to result in full utilization of our remaining federal net operating loss carryforwards and certain of the deferred tax assets prior to any statutory expiration. As a result, we determined that sufficient positive evidence existed as of December 31, 2021, to conclude that it is more likely than not deferred tax assets of approximately $5.95 million remain realizable. Conversely, we further determined that sufficient negative evidence continued to exist to conclude it was uncertain that we would have sufficient future taxable income to utilize certain of our deferred tax assets. Therefore, we continued to maintain a valuation allowance against the deferred tax assets relating to certain state net operating loss carryforwards from our e-commerce subsidiary due to the timing uncertainty of when we will generate positive taxable income to utilize the associated deferred tax assets. In addition, a valuation allowance remains against certain deferred tax assets relating to operating loss carryforwards relating to our dormant subsidiary located in Hong Kong.

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

Our weighted average shares outstanding on a diluted basis were 31.32 million shares and 31.24 million shares for the three and six months ended December 31, 2021, respectively, compared to 29.26 million shares and 28.98 million shares for the three and six months ended December 31, 2020, respectively. The increases in our weighted average shares outstanding in the current year periods were driven by an increase in option exercises since the prior year periods presented herein.

We have no outstanding debt as of December 31, 2021.

Operating Activities and Cash Flows

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of December 31, 2021, our principal sources of liquidity were cash, cash equivalents and restricted cash totaling $21.31 million, trade accounts receivable of $3.65 million, and net current inventory of $12.49 million, as compared to cash, cash equivalents, and restricted cash totaling $21.45 million, trade accounts receivable of $1.66 million, and net current inventory of $11.45 million as of June 30, 2021. As described more fully herein, we also have access to a $5.00 million cash collateralized line of credit facility with JPMorgan Chase Bank, N.A., or JPMorgan Chase.

During the six months ended December 31, 2021, our working capital increased by approximately $1.21 million to $31.35 million from $30.14 million at June 30, 2021. As described more fully below, the increase in working capital at December 31, 2021 is primarily attributable to an increase in our accounts receivable, an increase in our allocation of inventory from long-term to short-term due to a higher expected sell through of inventory on hand in the upcoming period and an increase in our prepaid expenses and other assets. These factors were offset partially by an increase in our accounts payable, an increase in our short-term operating lease liabilities, an increase in our accrued expenses and other liabilities, and a net decrease in our cash, cash equivalents, and restricted cash, principally resulting from cash used in our investing activities for construction in-process expenditures related to our retail expansion program and the construction of our first Charles & Colvard Signature Showroom, or Signature Showroom, and other leasehold improvements in our corporate offices. Our cash used for investing activities was offset partially by cash provided by financing and operating activities.

In accordance with the terms of the lease agreement for our corporate headquarters, or Lease Agreement, and the location for our first Signature Showroom, the Lease Agreement includes an allowance for leasehold improvements offered by the landlord in an amount not to exceed approximately $545,000. We believe that once such qualified costs for the Signature Showroom and other leasehold improvements in our corporate offices have been incurred, we expect to be reimbursed by the landlord for a portion of the construction in-process expenditures related to our Signature Showroom and other corporate office related improvements in an amount not to exceed the above-referenced allowance as provided in the Lease Agreement. For more detailed information about the allowance for leasehold improvements contained within the Lease Agreement, see Note 9 to our condensed consolidated financial statements in Item 1, “Financial Statements”, of this Quarterly Report on Form 10-Q.

During the six months ended December 31, 2021, approximately $121,000 of cash was provided by our operations. The primary drivers of our cash flows from operations were the favorable effect of net income in the amount of $1.99 million; an increase in accounts payable of $2.10 million; an increase in accrued expenses and other liabilities of $43,000; and an increase in accrued income taxes of $1,000. In addition, the net effect of non-cash items included in net income totaling $2.09 million also favorably impacted net cash provided by operating activities during the six month-period ended December 31, 2021. These factors were offset partially by an increase in inventory of $2.90 million; an increase in accounts receivable of $2.72 million; and an increase in prepaid expenses and other assets of $483,000.

Accounts receivable increased principally due to the increased level of sales during the three months ended December 31, 2021, as compared with the sales during the period leading up to June 30, 2021. Throughout the course of the COVID-19 pandemic and through the current period ended December 31, 2021, from time to time we have offered extended Traditional segment customer payment terms beyond 90 days to certain credit-worthy customers. Because of the ongoing impact of the pandemic on the global economy, the extension of these terms may not immediately increase liquidity as a result of ongoing current-period sales, which we expect may continue to be pressured due to the effects of the ongoing pandemic. In addition, we believe our competitors and other vendors in the wholesale jewelry industry have expanded their use of extended payment terms and, in aggregate, we believe that, through our use of extended payment terms, we provide a competitive response in our market during the current global economic environment. We believe that we are unable to estimate the impact of these actions on our net sales, but we believe that if we ceased providing extended payment terms, we would be at a competitive disadvantage for some Traditional segment customers in the marketplace during this economic period and that our net sales and profits would likely be adversely impacted.

We manufactured approximately $9.50 million in finished jewelry and $5.15 million in loose jewels, which includes the cost of the loose jewels and the purchase of precious metals and labor in connection with jewelry production, during the six months ended December 31, 2021. We expect our purchases of precious metals and labor to increase as we increase our finished jewelry business. In addition, the price of gold has fluctuated significantly over the past decade, resulting in higher retail price points for gold jewelry. Because the market price of gold and other precious metals is beyond our control, the upward price trends could continue and have a negative impact on our operating cash flow as we manufacture finished jewelry.

Historically, our raw material inventories of SiC crystals had been purchased under exclusive supply agreements with a limited number of suppliers. Because the supply agreements restricted the sale of these crystals exclusively to us, the suppliers negotiated minimum purchase commitments with us that, when combined with reduced sales levels during prior periods in which the purchase commitments were in effect, have resulted in levels of inventories that are higher than we might otherwise maintain. As of December 31, 2021, $19.35 million of our inventories were classified as long-term assets. Loose jewel sales and finished jewelry that we manufacture will utilize both the finished goods loose jewels currently on-hand and, as we deplete certain shapes and sizes, our on-hand raw material SiC crystals of $1.67 million and new raw material that we purchase pursuant to the Supply Agreement.

Our more detailed description of our inventories is included in Note 5 to our condensed consolidated financial statements in Part I, Item 1, “Financial Statements”, of this Quarterly Report on Form 10-Q.

As of December 31, 2021, all of our remaining federal income tax credits had expired or been utilized, and therefore, are not available to be carried forward to offset future income taxes. As of December 31, 2021, we also had a federal tax net operating loss carryforward of approximately $19.00 million expiring between 2034 and 2037, or that have no expiration, which can be used to offset against future federal taxable income; North Carolina tax net operating loss carryforwards of approximately $19.87 million expiring between 2023 and 2035; and various other state tax net operating loss carryforwards expiring between 2023 and 2040, which can be used to offset against future state taxable income.

Contractual Commitment

On December 12, 2014, we entered into the Supply Agreement with Cree, Inc., now known as Wolfspeed, Inc., or Wolfspeed. Under the Supply Agreement, subject to certain terms and conditions, we agreed to exclusively purchase from Wolfspeed, and Wolfspeed agreed to exclusively supply, 100% of our required SiC materials in quarterly installments that must equal or exceed a set minimum order quantity. The initial term of the Supply Agreement was scheduled to expire on June 24, 2018, unless extended by the parties. Effective June 22, 2018, the Supply Agreement was amended to extend the expiration date to June 25, 2023. The Supply Agreement, as amended, also provides for the exclusive production of the raw materials used in our premium moissanite product, Forever One™ and provided us with one option, subject to certain conditions, to unilaterally extend the term of the Supply Agreement for an additional two-year period following the expiration of the initial term. In addition, the amendment to the Supply Agreement established a process by which Wolfspeed may begin producing alternate SiC material based on our specifications that will give us the flexibility to use the materials in a broader variety of our products, as well as to permit us to purchase certain amounts of SiC materials from third parties under limited conditions. On August 26, 2020, the Supply Agreement was further amended, effective June 30, 2020, to extend the expiration date to June 29, 2025, which may be further extended by mutual agreement of the parties. The Supply Agreement was also amended to, among other things, (i) spread our total purchase commitment under the Supply Agreement in the amount of approximately $52.95 million over the term of the Supply Agreement, as amended; (ii) establish a process by which Wolfspeed has agreed to accept purchase orders in excess of the agreed-upon minimum purchase commitment, subject to certain conditions; and (iii) permit us to purchase revised amounts of SiC materials from third parties under limited conditions. Our total purchase commitment under the Supply Agreement, as amended, until June 2025 is approximately $52.95 million, of which approximately $29.85 million remains to be purchased as of December 31, 2021.

During the six months ended December 31, 2021 and 2020, we purchased approximately $3.00 million and $1.03 million, respectively, of SiC crystals from Wolfspeed pursuant to the terms of the Supply Agreement, as amended. Going forward, we expect to use existing cash and cash equivalents and access to other working capital resources, including but not limited to the issuance of equity securities, together with future cash expected to be provided by our operating activities to make purchases in accordance with the terms of the Supply Agreement, as amended.

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

As of December 31, 2021, we had not borrowed against the JPMorgan Chase Credit Facility.

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

Our future capital requirements and the adequacy of available funds will depend on many factors, including the ongoing spread of COVID-19 and duration of the underlying pandemic that could lead to further disruption and volatility in the global capital markets as well as its impact on our rate of sales growth; the expansion of our sales and marketing activities; the timing and extent of raw materials and labor purchases in connection with loose jewel production to support our moissanite jewels and lab grown diamonds business and precious metals and labor purchases in connection with jewelry production to support our finished jewelry business; the timing of capital expenditures; and the risk factors described in more detail in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, and in Part I, Item 1A of our 2021 Annual Report on Form 10-K. We may make investments in, or acquisitions of, complementary businesses, which could also require us to seek additional equity or debt financing.

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

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. During the three months ended December 31, 2021, we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 1A.	Risk Factors

We discuss in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 various risks that may materially affect our business. There have been no material changes to such risks.

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

CHARLES & COLVARD, LTD.

	By:	/s/ Don O’Connell
February 3, 2022		Don O’Connell
President and Chief Executive Officer

	By:	/s/ Clint J. Pete
February 3, 2022		Clint J. Pete
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)