Form 10-Q
period 2022-03-31
CHARLES & COLVARD LTD
filed 2022-05-06
CIK 1015155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

As of April 29, 2022, there were 30,688,796 shares of the registrant’s common stock, no par value per share, outstanding.

CHARLES & COLVARD, LTD.

FORM 10-Q
For the Quarterly Period Ended March 31, 2022

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022 (unaudited)	June 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$16,861,685	$21,302,317
Restricted cash	5,050,000	144,634
Accounts receivable, net	1,565,541	1,662,074
Inventory, net	13,440,016	11,450,141
Note receivable	250,000	250,000
Prepaid expenses and other assets	1,328,244	952,065
Total current assets	38,495,486	35,761,231
Long-term assets:
Inventory, net	19,063,408	17,722,579
Property and equipment, net	1,781,966	875,897
Intangible assets, net	242,554	209,658
Operating lease right-of-use assets	2,935,124	3,952,146
Deferred income taxes, net	5,867,662	6,350,830
Other assets	49,658	49,658
Total long-term assets	29,940,372	29,160,768
TOTAL ASSETS	$68,435,858	$64,921,999

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,130,684	$2,774,373
Operating lease liabilities	850,781	566,083
Accrued expenses and other liabilities	2,053,873	2,281,807
Total current liabilities	6,035,338	5,622,263
Long-term liabilities:
Noncurrent operating lease liabilities	3,039,216	3,600,842
Accrued income taxes	11,292	9,878
Total long-term liabilities	3,050,508	3,610,720
Total liabilities	9,085,846	9,232,983
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, no par value; 50,000,000 shares authorized; 30,688,796 and 29,913,095 shares issued and outstanding at March 31, 2022 and June 30, 2021, respectively	57,066,143	56,057,109
Additional paid-in capital	25,927,410	25,608,593
Accumulated deficit	(23,643,541)	(25,976,686)
Total shareholders’ equity	59,350,012	55,689,016
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$68,435,858	$64,921,999

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Net sales	$9,751,835	$9,436,056	$33,785,281	$29,509,140
Costs and expenses:
Cost of goods sold	5,296,530	5,093,452	17,347,026	15,457,215
Sales and marketing	2,932,587	2,211,350	9,741,774	6,339,854
General and administrative	1,106,850	1,092,683	3,880,684	3,278,246
Total costs and expenses	9,335,967	8,397,485	30,969,484	25,075,315
Income from operations	415,868	1,038,571	2,815,797	4,433,825
Other income (expense):
Interest income	1,120	540	1,964	5,126
Interest expense	-	(2,412)	-	(7,318)
Loss on foreign currency exchange	-	-	(34)	(603)
Total other income (expense), net	1,120	(1,872)	1,930	(2,795)
Income before income taxes	416,988	1,036,699	2,817,727	4,431,030
Income tax expense	(78,480)	(472)	(484,582)	(1,460)
Net income	$338,508	$1,036,227	$2,333,145	$4,429,570

Net income per common share:
Basic	$0.01	$0.04	$0.08	$0.15
Diluted	0.01	0.03	0.07	0.15

Weighted average number of shares used in computing net income per common share:
Basic	30,484,897	29,320,434	30,286,195	28,967,946
Diluted	31,268,410	30,525,438	31,271,677	29,667,729

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Nine Months Ended March 31, 2022
	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Shareholders’ Equity
Balance at June 30, 2021	29,913,095	$56,057,109	$25,608,593	$(25,976,686)	$55,689,016
Stock-based compensation	-	-	279,407	-	279,407
Issuance of restricted stock	242,725	-	-	-	-
Stock option exercises	183,637	397,112	(139,742)	-	257,370
Net income	-	-	-	827,025	827,025
Balance at September 30, 2021	30,339,457	$56,454,221	$25,748,258	$(25,149,661)	$57,052,818
Stock-based compensation	-	-	199,004	-	199,004
Stock option exercises	255,590	447,877	(159,329)	-	288,548
Net income	-	-	-	1,167,612	1,167,612
Balance at December 31, 2021	30,595,047	$56,902,098	$25,787,933	$(23,982,049)	$58,707,982
Stock-based compensation	-	-	198,523	-	198,523
Stock option exercises	93,749	164,045	(59,046)	-	104,999
Net income	-	-	-	338,508	338,508
Balance at March 31, 2022	30,688,796	$57,066,143	$25,927,410	$(23,643,541)	$59,350,012

	Nine Months Ended March 31, 2021
	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Shareholders’ Equity
Balance at June 30, 2020	28,949,410	$54,342,864	$25,880,165	$(38,787,452)	$41,435,577
Stock-based compensation	-	-	107,355	-	107,355
Issuance of restricted stock	178,750	-	-	-	-
Retirement of restricted stock	(162,500)	-	-	-	-
Net income	-	-	-	874,266	874,266
Balance at September 30, 2020	28,965,660	$54,342,864	$25,987,520	$(37,913,186)	$42,417,198
Stock-based compensation	-	-	87,938	-	87,938
Stock option exercises	126,666	177,325	(62,326)	-	114,999
Net income	-	-	-	2,519,077	2,519,077
Balance at December 31, 2020	29,092,326	$54,520,189	$26,013,132	$(35,394,109)	$45,139,212
Stock-based compensation	-	-	76,916	-	76,916
Stock option exercises	760,624	1,412,619	(514,527)	-	898,092
Net income	-	-	-	1,036,227	1,036,227
Balance at March 31, 2021	29,852,950	$55,932,808	$25,575,521	$(34,357,882)	$47,150,447

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,333,145	$4,429,570
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	350,198	419,511
Stock-based compensation	676,934	272,209
Provision for uncollectible accounts	26,000	53,514
(Recovery of) Provision for sales returns	(25,000)	67,000
Inventory write-off	232,000	128,000
Provision for accounts receivable discounts	3,269	29,123
Deferred income taxes	483,168	-
Changes in operating assets and liabilities:
Accounts receivable	92,264	(1,617,077)
Inventory	(3,562,704)	1,559,759
Prepaid expenses and other assets, net	640,843	(3,451,872)
Accounts payable	356,311	(827,665)
Accrued income taxes	1,414	1,460
Accrued expenses and other liabilities	(504,862)	3,604,002
Net cash provided by operating activities	1,102,980	4,667,534

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,250,296)	(346,112)
Payment to fund note receivable	-	(250,000)
Payments for intangible assets	(38,867)	(26,374)
Net cash used in investing activities	(1,289,163)	(622,486)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock option exercises	650,917	1,013,091
Net cash provided by financing activities	650,917	1,013,091

NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	464,734	5,058,139
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	21,446,951	14,617,234
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$21,911,685	$19,675,373

Supplemental disclosure of non-cash investing and financing activities:
Additions to right-of-use assets in connection with operating lease liabilities	$-	$3,908,249

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$-	$9,050

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

The Company sells loose moissanite jewels, loose lab grown diamonds, and finished jewelry featuring both moissanite and lab grown diamonds at wholesale prices to distributors, manufacturers, retailers, and designers, including some of the largest distributors and jewelry manufacturers in the world. The Company’s finished jewelry and loose moissanite jewels and lab grown diamonds that are mounted into fine jewelry by other manufacturers are sold at retail outlets and via the Internet. The Company sells at retail prices to end-consumers through its wholly owned operating subsidiary, charlesandcolvard.com, LLC, third-party online marketplaces, drop-ship, and other pure-play, exclusively e-commerce outlets. The Company also sells at discount retail prices to end-consumers through moissaniteoutlet.com, LLC, a wholly owned operating subsidiary of charlesandcolvard.com, LLC, and third-party online marketplaces.

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation – The accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results for the nine months ended March 31, 2022 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2022.

The condensed consolidated financial statements as of March 31, 2022 and for the three and nine months ended March 31, 2022 and 2021 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of June 30, 2021 is derived from the audited financial statements as of that date. The accompanying statements should be read in conjunction with the audited financial statements and related notes contained in Item 8 of the Company’s Annual Report on Form 10-K (the “2021 Annual Report”) for the fiscal year ended June 30, 2021 filed with the SEC on September 3, 2021.

The accompanying condensed consolidated financial statements as of March 31, 2022, for the three and nine months ended March 31, 2022 and 2021, and as of June 30, 2021, include the accounts of the Company and its wholly owned subsidiaries charlesandcolvard.com, LLC, including its wholly-owned subsidiary, moissaniteoulet.com, LLC, which was formed and incorporated as of February 24, 2022; Charles & Colvard Direct, LLC; and Charles & Colvard (HK) Ltd., the Company’s Hong Kong subsidiary, which was entered into dormancy as of September 30, 2020 following its re-activation in December 2017. Charles & Colvard (HK) Ltd. previously became dormant in the second quarter of 2009 and has had no operating activity since 2008. Charles & Colvard Direct, LLC, had no operating activity during the nine-month periods ended March 31, 2022 or 2021. All intercompany accounts have been eliminated.

Significant Accounting Policies – In the opinion of the Company’s management, except as discussed below, the Company’s significant accounting policies used for the three and nine months ended March 31, 2022, are consistent with those used for the fiscal year ended June 30, 2021. Accordingly, please refer to Note 2 to the Consolidated Financial Statements in the 2021 Annual Report for the Company’s significant accounting policies.

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

The reconciliation of cash, cash equivalents, and restricted cash, as presented on the Condensed Consolidated Statements of Cash Flows, consist of the following as of the dates presented:

	March 31, 2022	June 30, 2021
Cash and cash equivalents	$16,861,685	$21,302,317
Restricted cash	5,050,000	144,634
Total cash, cash equivalents, and restricted cash	$21,911,685	$21,446,951

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

In March 2020, and as updated in January 2021, in response to concerns about structural risks of interbank offered rates (“IBORs”), and, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”), the FASB issued new guidance to ease the burden in accounting for or recognizing the effects of reference interest rate reform on financial reporting. The new guidance is effective as of March 12, 2020 through December 31, 2022. As described in more detail in Note 10, “Debt”, borrowings under the Company’s new line of credit are based on a rate equal to the one-month LIBOR. As of March 31, 2022, the Company had not borrowed against its line of credit, and therefore, is not subject to recognizing or disclosing any effect of reference rate reform as of March 31, 2022.

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

Summary financial information by reportable segment is as follows:

	Three Months Ended March 31, 2022
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$5,720,197	$1,700,394	$7,420,591
Loose jewels	634,617	1,696,627	2,331,244
Total	$6,354,814	$3,397,021	$9,751,835

Product line cost of goods sold
Finished jewelry	$2,560,952	$1,148,912	$3,709,864
Loose jewels	229,714	784,272	1,013,986
Total	$2,790,666	$1,933,184	$4,723,850

Product line gross profit
Finished jewelry	$3,159,245	$551,482	$3,710,727
Loose jewels	404,903	912,355	1,317,258
Total	$3,564,148	$1,463,837	$5,027,985

Operating income	$350,276	$65,592	$415,868

Depreciation and amortization	$52,613	$59,374	$111,987

Capital expenditures	$28,145	$446,445	$474,590

	Three Months Ended March 31, 2021
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$4,902,964	$1,316,928	$6,219,892
Loose jewels	680,804	2,535,360	3,216,164
Total	$5,583,768	$3,852,288	$9,436,056

Product line cost of goods sold
Finished jewelry	$2,045,519	$1,006,417	$3,051,936
Loose jewels	246,302	1,222,036	1,468,338
Total	$2,291,821	$2,228,453	$4,520,274

Product line gross profit
Finished jewelry	$2,857,445	$310,511	$3,167,956
Loose jewels	434,502	1,313,324	1,747,826
Total	$3,291,947	$1,623,835	$4,915,782

Operating income	$751,953	$286,618	$1,038,571

Depreciation and amortization	$67,373	$81,077	$148,450

Capital expenditures	$22,770	$55,858	$78,628

	Nine Months Ended March 31, 2022
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$18,659,690	$4,986,354	$23,646,044
Loose jewels	2,388,584	7,750,653	10,139,237
Total	$21,048,274	$12,737,007	$33,785,281

Product line cost of goods sold
Finished jewelry	$7,705,127	$3,043,196	$10,748,323
Loose jewels	877,604	3,630,393	4,507,997
Total	$8,582,731	$6,673,589	$15,256,320

Product line gross profit
Finished jewelry	$10,954,563	$1,943,158	$12,897,721
Loose jewels	1,510,980	4,120,260	5,631,240
Total	$12,465,543	$6,063,418	$18,528,961

Operating income	$2,104,674	$711,123	$2,815,797

Depreciation and amortization	$173,786	$176,412	$350,198

Capital expenditures	$114,445	$1,135,851	$1,250,296

	Nine Months Ended March 31, 2021
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$15,114,765	$3,705,663	$18,820,428
Loose jewels	2,520,576	8,168,136	10,688,712
Total	$17,635,341	$11,873,799	$29,509,140

Product line cost of goods sold
Finished jewelry	$6,242,635	$2,565,737	$8,808,372
Loose jewels	947,417	4,070,446	5,017,863
Total	$7,190,052	$6,636,183	$13,826,235

Product line gross profit
Finished jewelry	$8,872,130	$1,139,926	$10,012,056
Loose jewels	1,573,159	4,097,690	5,670,849
Total	$10,445,289	$5,237,616	$15,682,905

Operating income	$3,021,067	$1,412,758	$4,433,825

Depreciation and amortization	$180,946	$238,565	$419,511

Capital expenditures	$195,695	$150,417	$346,112

The Company does not allocate any assets to the reportable segments, and, therefore, no asset information is reported to the chief operating decision maker or disclosed in the financial information for each segment.

A reconciliation of the Company’s product line cost of goods sold to cost of goods sold as reported in the condensed consolidated financial statements is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Product line cost of goods sold	$4,723,850	$4,520,274	$15,256,320	$13,826,235
Non-capitalized manufacturing and production control expenses	484,299	398,073	1,243,528	1,122,715
Freight out	294,143	191,700	976,855	683,580
Inventory write-off	-	23,000	232,000	128,000
Other inventory adjustments	(205,762)	(39,595)	(361,677)	(303,315)
Cost of goods sold	$5,296,530	$5,093,452	$17,347,026	$15,457,215

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

The following presents net sales by geographic area:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Net sales
United States	$9,390,774	$8,969,267	$32,237,221	$27,857,667
International	361,061	466,789	1,548,060	1,651,473
Total	$9,751,835	$9,436,056	$33,785,281	$29,509,140

4.	FAIR VALUE MEASUREMENTS

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

Assets that are measured at fair value on a non-recurring basis include property and equipment, leasehold improvements, and intangible assets comprising patents, license rights, and trademarks. These items are recognized at fair value when they are considered to be impaired. For the three and nine months ended March 31, 2022 and 2021, no impairment was recorded.

5.	INVENTORIES

The Company’s total inventories, net of reserves, consisted of the following as of the dates presented:

	March 31, 2022	June 30, 2021
Finished jewelry:
Raw materials	$1,469,003	$1,476,514
Work-in-process	1,279,987	779,593
Finished goods	11,386,771	8,025,816
Finished goods on consignment	2,258,071	2,050,372
Total finished jewelry	$16,393,832	$12,332,295
Loose jewels:
Raw materials	$1,692,819	$1,775,505
Work-in-process	8,285,457	9,893,443
Finished goods	5,714,303	4,942,192
Finished goods on consignment	328,167	154,968
Total loose jewels	16,020,746	16,766,108
Total supplies inventory	88,846	74,317
Total inventory	$32,503,424	$29,172,720

As of the dates presented, the Company’s total inventories, net of reserves, are classified as follows:

	March 31, 2022	June 30, 2021
Short-term portion	$13,440,016	$11,450,141
Long-term portion	19,063,408	17,722,579
Total	$32,503,424	$29,172,720

The Company’s work-in-process inventories include raw SiC crystals on which processing costs, such as labor and sawing, have been incurred; and components, such as metal castings and finished goods set with moissanite jewels, that have been issued to jobs in the manufacture of finished jewelry. The Company’s moissanite jewel manufacturing process involves the production of intermediary shapes, called “preforms,” that vary depending upon the expected size and shape of the finished jewel. To maximize manufacturing efficiencies, preforms may be made in advance of current finished inventory needs but remain in work-in-process inventories. As of March 31, 2022 and June 30, 2021, work-in-process inventories issued to active production jobs approximated $2.44 million and $2.23 million, respectively.

The Company’s moissanite and lab grown diamond jewels do not degrade in quality over time and inventory generally consists of the shapes and sizes most commonly used in the jewelry industry. In addition, approximately one-half of the Company’s jewel inventory is not mounted in finished jewelry settings and is therefore not subject to fashion trends. Product obsolescence is closely monitored and reviewed by management as of and for each financial reporting period.

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

The Company’s inventories are stated at the lower of cost or net realizable value on an average cost basis. Each accounting period the Company evaluates the valuation and classification of inventories including the need for potential adjustments to inventory-related reserves, which include significant estimates by management, including the effect of market factors and sales trends. Changes to the Company’s inventory reserves and allowances are accounted for in the accounting period in which a change in such reserves and allowances is observed and deemed appropriate, including changes in management’s estimates used in the process to determine such reserves and valuation allowances.

6.	NOTE RECEIVABLE

On March 5, 2021, the Company entered into a $250,000 convertible promissory note agreement (the “Convertible Promissory Note”) with an unrelated third-party strategic marketing partner. The Convertible Promissory Note is unsecured and originally matured on March 5, 2022. In February 2022, the Company entered into an amendment to the Convertible Promissory Note that was effective as of December 9, 2021 and changed the maturity date to September 30, 2022 (the “Maturity Date”). The Company has accounted for the Convertible Promissory Note as a current note receivable within the accompanying consolidated financial statements. Interest is accrued at a simple rate of 0.14% per annum and will accrue until the Convertible Promissory Note is converted in accordance with the conversion privileges contained within the Convertible Promissory Note or is repaid. Principal outstanding during an event of default accrues interest at the rate of 5% per annum. Accrued and unpaid interest on the Convertible Promissory Note is classified as a current asset and included in prepaid expenses and other assets in the accompanying consolidated financial statements.

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

7.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following as of the dates presented:

	March 31, 2022	June 30, 2021
Accrued sales tax	$811,366	$555,547
Accrued compensation and related benefits	631,117	866,705
Deferred revenue	505,148	774,891
Accrued cooperative advertising	89,763	68,185
Accrued income taxes	16,478	16,478
Other	1	1
Total accrued expenses and other liabilities	$2,053,873	$2,281,807

8.	INCOME TAXES

For each of the three and nine months ended March 31, 2022, the Company’s statutory tax rate was 22.24% and consisted of the federal income tax rate of 21% and a blended state income tax rate of 1.24%, net of the federal benefit. For each of the three and nine months ended March 31, 2021, the Company’s statutory tax rate was 22.11% and consisted of the federal income tax rate of 21% and a blended state income tax rate of 1.11%, net of the federal benefit. The Company’s effective income tax rate reflects the effect of federal and state income taxes on earnings and the impact of differences in book and tax accounting arising primarily from the permanent tax benefits associated with stock-based compensation transactions during the quarter. For the nine months ended March 31, 2022, the Company’s effective tax rate was 17.20%.

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

Accordingly, the Company recognized a net income tax expense of approximately $78,000 and $485,000 for the three and nine months ended March 31, 2022, respectively, compared with a net income tax expense of approximately $500 and $1,500 for the three and nine months ended March 31, 2021, respectively. With the reduction of its valuation allowance during the fiscal year ended June 30, 2021, the Company recognized deferred income tax expense during the three and nine months ended March 31, 2022 in the amount of approximately $78,000 and $483,000, respectively. Included in its tax provision, the Company records estimated taxes, penalties, and interest associated with uncertain tax positions as income tax expense and recognized such expense related to these items of approximately $500 for each of the three months ended March 31, 2022 and 2021, respectively, and approximately $1,500 for each of the nine months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, the Company’s management determined that its expectations of future taxable income in upcoming tax years, including estimated growth rates applied to future expected taxable income that includes significant management estimates and assumptions, would continue to be sufficient to result in full utilization of the Company’s remaining federal net operating loss carryforwards and certain of the deferred tax assets prior to any statutory expiration. As a result, the Company’s management determined that sufficient positive evidence existed as of March 31, 2022, to conclude that it is more likely than not deferred tax assets of approximately $5.87 million remain realizable. Conversely, the Company’s management further determined that sufficient negative evidence continued to exist to conclude it was uncertain that the Company would have sufficient future taxable income to utilize certain of its deferred tax assets. Therefore, the Company continued to maintain a valuation allowance against the deferred tax assets relating to certain state net operating loss carryforwards from the Company’s e-commerce subsidiary due to the timing uncertainty of when it will generate positive taxable income to utilize the associated deferred tax assets. In addition, a valuation allowance remains against certain deferred tax assets relating to operating loss carryforwards relating to the Company’s dormant subsidiary located in Hong Kong.

9.	COMMITMENTS AND CONTINGENCIES

Lease Arrangements

On December 9, 2013, the Company entered into a Lease Agreement, as amended on December 23, 2013, April 15, 2014, and January 29, 2021 (the “Lease Agreement”), for its corporate headquarters, which occupies approximately 36,350 square feet of office, storage and light manufacturing space and is classified as an operating lease for financial reporting purposes. The expiration date of the base term of the Lease Agreement in effect as of March 31, 2022 is October 31, 2026 and the terms of the Lease Agreement contain no early termination provisions. Provided there is no outstanding uncured event of default under the Lease Agreement, the Company has an option to extend the lease term for a period of five years. The Company’s option to extend the term of the Lease Agreement must be exercised in writing on or before 270 days prior to expiration of the then-current term. If the option is exercised, the monthly minimum rent for each of the extended terms will be adjusted to the then prevailing fair market rate.

The Company took possession of the leased property on May 23, 2014, once certain improvements to the leased space were completed and did not have access to the property before this date. Upon execution of the third amendment to the Lease Agreement (the “Lease Amendment”) on January 29, 2021, the Lease Amendment included a rent abatement in the amount of approximately $214,000, which is reflected in the rent payments used in the calculation of the right-of-use (“ROU”) asset and lease liability once remeasured upon the execution of the Lease Amendment to extend the lease term. The Lease Amendment also included an allowance for leasehold improvements offered by the landlord in an amount not to exceed approximately $545,000. During the three months ended March 31, 2022, the Company was reimbursed $506,054 by the landlord for qualified leasehold improvements in accordance with the terms of the Lease Amendment. This reimbursement by the landlord reduced the remaining ROU asset by the same amount and will be recognized prospectively over the remaining term of the lease.

The Company has no other material operating leases and is not party to leases that would qualify for classification as a finance lease, variable lease, or short-term lease.

As of March 31, 2022, the Company’s balance sheet classifications of its leases are as follows:

Operating Leases:
Noncurrent operating lease ROU assets	$2,935,124

Current operating lease liabilities	$850,781
Noncurrent operating lease liabilities	3,039,216
Total operating lease liabilities	$3,889,997

The Company’s total operating lease cost was approximately $193,000 and $192,000 for the three months ended March 31, 2022 and 2021, respectively. The Company’s total operating lease cost was approximately $596,000 and $473,000 for the nine months ended March 31, 2022 and 2021, respectively.

As of March 31, 2021, the Company’s estimated incremental borrowing rate used and assumed discount rate with respect to operating leases was 2.81% and the remaining operating lease term was 4.58 years.

As of March 31, 2022, the Company’s remaining future payments under operating leases for each fiscal year ending June 30 are as follows:

2022	$213,521
2023	869,742
2024	893,660
2025	918,236
2026	943,487
2027	317,327
Total lease payments	4,155,973
Less: imputed interest	265,976
Present value of lease payments	3,889,997
Less: current lease liability	850,781
Total long-term lease liability	$3,039,216

The Company makes cash payments for amounts included in the measurement of its lease liabilities. During the three months ended March 31, 2022 and 2021, cash paid for operating leases was approximately $160,000 in each period presented. During the nine months ended March 31, 2022 and 2021, cash paid for operating leases was approximately $330,000 and $481,000, respectively. Upon the execution of the Lease Amendment, the Company recorded additional ROU assets in the amount of approximately $3.9 million obtained in exchange for the additional operating lease liability during the fiscal year ended June 30, 2021.

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

The Company’s total purchase commitment under the Supply Agreement, as amended, until June 2025 is approximately $52.95 million, of which approximately $28.35 million remains to be purchased as of March 31, 2022. Over the life of the Supply Agreement, as amended, the Company’s future minimum annual purchase commitments of SiC crystals range from approximately $4.00 million to $10.00 million each year.

During the nine months ended March 31, 2022, the Company purchased approximately $4.49 million of SiC crystals from Wolfspeed pursuant to the terms of the Supply Agreement, as amended. During the nine months ended March 31, 2021, the Company purchased approximately $2.28 million of SiC crystals from Wolfspeed pursuant to the terms of the Supply Agreement, as amended.

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

The Company has experienced impacts on its business related to the COVID-19 pandemic, primarily in increased coronavirus-related costs, including at times using accelerated payments in some cases to the Company’s suppliers that are due by their terms in future periods. The Company expects to continue accelerating payments to certain suppliers through at least the fourth quarter of Fiscal 2022. The Company is continuing to see a sharp increase in international and domestic freight costs, with limited availability and long delays causing disruption in the global supply chain. Accordingly, the Company’s management is taking steps where possible to mitigate such potential delays in supplier deliveries by accelerating orders and increasing order quantities.

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

Although the COVID-19 pandemic did not have a significant adverse impact on the Company’s financial results in the nine months ended March 31, 2022, the ultimate impact of COVID-19 on the Company’s operations and financial performance in future periods, including management’s ability to execute its strategic initiatives in the expected timeframes, remains uncertain and will depend on future pandemic related developments, including the duration of the pandemic, any potential subsequent waves of COVID-19 and its variant viral infections, the effectiveness, distribution and acceptance of COVID-19 vaccines and boosters, and related government actions to prevent and manage disease spread, all of which are uncertain and cannot be predicted. The Company cannot at this time predict the full impact of the COVID-19 pandemic, but the Company’s management believes there is a risk that the COVID-19 pandemic could adversely impact the Company’s future business, financial condition, results of operations and/or cash flows.

10.	DEBT

Line of Credit

Effective July 7, 2021, the Company obtained from JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) a $5.00 million cash collateralized line of credit facility (the “JPMorgan Chase Credit Facility”). The JPMorgan Chase Credit Facility may be used for general corporate and working capital purposes, including permitted acquisitions and certain additional indebtedness for borrowed money, installment obligations, and obligations under capital and operating leases. The JPMorgan Chase Credit Facility, which is scheduled to mature on July 31, 2022, is secured by a cash deposit in the amount of $5.05 million held by JPMorgan Chase as collateral for the line of credit facility.

Each advance accrues interest at a rate equal to JPMorgan Chase’s monthly LIBOR rate multiplied by a statutory reserve rate for eurocurrency funding to which JPMorgan Chase is subject with respect to the adjusted LIBOR rate as established by the U.S. Federal Reserve Board, plus a margin of 1.25% per annum. If the JPMorgan Chase monthly LIBOR rate would no longer be appropriate, JPMorgan Chase would select an alternate rate that gives due consideration to the prevailing market convention for determining a rate of interest for loans in U.S. dollars. Interest is calculated monthly on an actual/360-day basis and payable monthly in arrears. Principal outstanding during an event of default, at JPMorgan Chase’s option, accrues interest at a rate of 3% per annum in excess of the above rate. Any advance may be prepaid in whole or in part without penalty at any time.

As of March 31, 2022, the Company had not borrowed against the JPMorgan Chase Credit Facility.

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

The Company had no outstanding debt as of March 31, 2022.

11.	SHAREHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Stock-Based Compensation

The following table summarizes the components of the Company’s stock-based compensation included in net income for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Employee stock options	$60,045	$45,312	$187,059	$186,528
Restricted stock awards	138,478	31,604	489,875	85,681
Totals	$198,523	$76,916	$676,934	$272,209

No stock-based compensation was capitalized as a cost of inventory during the three and nine months ended March 31, 2022 and 2021.

Stock Options – The following is a summary of the stock option activity for the nine months ended March 31, 2022:

	Shares	Weighted Average Exercise Price
Outstanding, June 30, 2021	2,235,286	$1.24
Granted	249,793	$2.66
Exercised	(532,976)	$1.22
Forfeited	(24,753)	$1.04
Expired	(169,297)	$3.12
Outstanding, March 31, 2022	1,758,053	$1.27

The total fair value of stock options that vested during the nine months ended March 31, 2022 was approximately $188,000.

The following table summarizes information about stock options outstanding at March 31, 2022:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Balance as of 3/31/2022	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 3/31/2022	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 3/31/2022	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
1,758,053	6.53	$1.27	1,289,070	5.64	$1.08	1,688,085	6.42	$1.25

As of March 31, 2022, the unrecognized stock-based compensation expense related to unvested stock options was approximately $334,000, which is expected to be recognized over a weighted average period of approximately 24 months.

The aggregate intrinsic value of stock options outstanding, exercisable, and vested or expected to vest at March 31, 2022 was approximately $973,000. These amounts are before applicable income taxes and represent the closing market price of the Company’s common stock at March 31, 2022 less the grant price, multiplied by the number of stock options that had a grant price that is less than the closing market price. These values represent the amount that would have been received by the optionees had these stock options been exercised on that date. During the nine months ended March 31, 2022 and 2021, the aggregate intrinsic value of stock options exercised was approximately $829,000 and $1.2 million, respectively. During the nine months ended March 31, 2022 and 2021, the total estimated tax benefit associated with certain stock options that were exercised was approximately $93,000 and $0, respectively.

Restricted Stock

The following is a summary of the restricted stock activity for the nine months ended March 31, 2022:

	Shares	Weighted Average Grant Date Fair Value
Unvested, June 30, 2021	178,750	$0.72
Granted	242,725	$2.75
Vested	(242,725)	$1.25
Unvested, March 31, 2022	178,750	$2.75

The unvested restricted shares as of March 31, 2022 are all performance-based restricted shares that are scheduled to vest, subject to achievement of the underlying performance goals, in July 2022. As of March 31, 2022, the estimated unrecognized stock-based compensation expense related to unvested restricted shares subject to achievement of performance goals was approximately $188,000, all of which is expected to be recognized over a weighted average period of approximately four months.

Dividends

The Company has paid no cash dividends during the current fiscal year through March 31, 2022.

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

The following table reconciles the differences between the basic and diluted net income per share presentations:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Numerator:
Net income	$338,508	$1,036,227	$2,333,145	$4,429,570

Denominator:
Weighted average common shares outstanding:
Basic	30,484,897	29,320,434	30,286,195	28,967,946
Effect of dilutive securities	783,513	1,205,004	985,482	699,783
Diluted	31,268,410	30,525,438	31,271,677	29,667,729

Net income per common share:
Basic	$0.01	$0.04	$0.08	$0.15
Diluted	$0.01	$0.03	$0.07	$0.15

For the three and nine months ended March 31, 2022 stock options to purchase approximately 975,000 and 773,000 shares, respectively, and for the three and nine months ended March 31, 2021, stock options to purchase approximately 1.09 million shares and 1.60 million shares, respectively, were excluded from the computation of diluted net income per common share. These shares are excluded from the computations of diluted net income per common share because the exercise price of the stock options for each of the periods presented herein was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to net income per common share. Approximately 179,000 shares of unvested restricted stock are excluded from the computation of diluted net income per common share for each of the three- and nine-month periods ended March 31, 2022 and 2021, because the shares are performance-based and the underlying conditions have not been met as of the periods presented.

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

The following is a summary of customers that represent 10% or more of total gross accounts receivable as of the dates presented:

	March 31, 2022	June 30, 2021
Customer A	36%	30%
Customer B	11%	14%
Customer C	* %	22%

*	Customer C did not have individual balances that represented 10% or more of total gross accounts receivable as of March 31, 2022.

A significant portion of sales is derived from certain customer relationships. The following is a summary of customers that represent greater than or equal to 10% of total net sales for the periods presented:

	Three Months Ended March 31,			Nine Months Ended March 31,
	2022		2021	2022		2021
Customer A	13%		15%	14%		13%
Customer C	*	%	13%	*	%	11%

*	Customer C did not have net sales that represented 10% or more of total net sales for the three and nine months ended March 31, 2022.

14.	SUBSEQUENT EVENT

Pursuant to authority granted by the Company’s Board of Directors on April 29, 2022, the Company can repurchase up to approximately $5.00 million in shares outstanding of the Company’s common stock over the three-year period ending April 29, 2025. Pursuant to the terms of the repurchase authorization, the common stock share repurchases are generally at the discretion of the Company’s management. At May 5, 2022, no shares of Company’s common stock had been purchased pursuant to the repurchase authorization.

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

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future. You should be aware that although the forward-looking statements included herein represent management’s current judgment and expectations, our actual results may differ materially from those projected, stated, or implied in these forward-looking statements as a result of many factors including, but not limited to, the following:

1.	Our business, financial condition and results of operations could continue to be adversely affected by an ongoing COVID-19 pandemic and related global economic conditions;
2.	Our future financial performance depends upon increased consumer acceptance, growth of sales of our products, and operational execution of our strategic initiatives;
3.	Our business and our results of operations could be materially adversely affected as a result of general economic and market conditions;
4.	We face intense competition in the worldwide gemstone and jewelry industry;
5.	Our information technology, or IT, infrastructure, and our network may be impacted by a cyber-attack or other security incident as a result of the rise of cybersecurity events;
6.	Constantly evolving privacy regulatory regimes are creating new legal compliance challenges;
7.	We are subject to certain risks due to our international operations, distribution channels and vendors;
7.	Our business and our results of operations could be materially adversely affected as a result of our inability to fulfill orders on a timely basis;
9.	We are currently dependent on a limited number of distributor and retail partners in our Traditional segment for the sale of our products;
10.	We may experience quality control challenges from time to time that can result in lost revenue and harm to our brands and reputation;
11.	Seasonality of our business may adversely affect our net sales and operating income;
12.	Our operations could be disrupted by natural disasters;
13.	Sales of moissanite and lab grown diamond jewelry could be dependent upon the pricing of precious metals, which is beyond our control;
14.	Our current customers may potentially perceive us as a competitor in the finished jewelry business;
15.
We depend on a single supplier for substantially all of our silicon carbide, or SiC, crystals, the raw materials we use to produce moissanite jewels; if our supply of high-quality SiC crystals is interrupted, our business may be materially harmed;

16.	If the e-commerce opportunity changes dramatically or if e-commerce technology or providers change their models, our results of operations may be adversely affected;
17.	Governmental regulation and oversight might adversely impact our operations;
18.	The execution of our business plans could significantly impact our liquidity;
19.	The financial difficulties or insolvency of one or more of our major customers or their lack of willingness and ability to market our products could adversely affect results;
20.	Negative or inaccurate information on social media could adversely impact our brand and reputation;
21.	We rely on assumptions, estimates, and data to calculate certain of our key metrics and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business;
22.	We may not be able to adequately protect our intellectual property, which could harm the value of our products and brands and adversely affect our business;
23.	Environmental, social, and governance matters may impact our business, reputation, financial condition, and results of operations;
24.	If we fail to evaluate, implement, and integrate strategic acquisition or disposition opportunities successfully, our business may suffer;
25.
Our loan, pursuant to the Paycheck Protection Program, or the PPP Loan, under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, as administered by the U.S. Small Business Administration, or the SBA, was forgiven in full and may be subject to review for compliance with applicable SBA requirements for six years from the date the loan was forgiven;

26.	Some anti-takeover provisions of our charter documents may delay or prevent a takeover of our Company; and
27.	Our failure to maintain compliance with The Nasdaq Stock Market’s continued listing requirements could result in the delisting of our common stock.

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

COVID-19

The evolving COVID-19 pandemic continues to present unprecedented worldwide economic and business challenges. During the first nine months of the fiscal year ending June 30, 2022, or Fiscal 2022, we have experienced impacts on our business related to the COVID-19 pandemic, primarily in increased coronavirus-related costs, including at times using accelerated payments to our suppliers that are due by their terms in future periods. We expect to continue accelerating payments to certain suppliers through at least the fourth quarter of Fiscal 2022. Moreover, we are also continuing to see a sharp increase in international and domestic freight costs, with limited availability and long delays causing disruption in the global supply chain. Accordingly, we are taking steps where possible to mitigate such potential delays in supplier deliveries by accelerating orders and increasing order quantities. We have also taken measures to protect the health and safety of our employees, work with our customers and suppliers to minimize disruptions, and support our community in addressing the challenges posed by the ongoing COVID-19 pandemic and its evolving viral variants.

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

Although the COVID-19 pandemic did not have a significant adverse impact on our financial results during the nine month period ended March 31, 2022, the ultimate impact of COVID-19 on our operations and financial performance in future periods, including our ability to execute our strategic initiatives in the expected timeframes, remains uncertain and will depend on future pandemic related developments, including the duration of the pandemic, any potential subsequent waves of COVID-19 and its variant viral infections, the effectiveness, distribution and acceptance of COVID-19 vaccines and boosters, and related government actions to prevent and manage disease spread, all of which are uncertain and cannot be predicted. We cannot at this time predict the full impact of the COVID-19 pandemic, but we believe the risk exists that the COVID-19 pandemic, including changes in consumer-level spending as a result of the pandemic, could adversely impact our business, financial condition, results of operations and/or cash flows in Fiscal 2022.

For additional risks to the Company related to the COVID-19 pandemic, see “Part I, Item 1A. Risk Factors”, contained in our 2021 Annual Report.

Fiscal 2022 Financial Outlook

Our key strategic initiatives during Fiscal 2022 have been designed to increase brand awareness and to drive expansion of our favorable brand equity. As we enter the fourth quarter of Fiscal 2022, we believe that we remain on a strong trajectory toward accomplishing our goal for continued and sustained top line growth and remain poised to broaden our consumer reach and maximize product value through our brand- and performance-based marketing strategy. During the first half of Fiscal 2022, we made significant investments to strengthen the Charles & Colvard brand through our marketing strategy, which included brand marketing campaigns across multiple digital platforms, social media outlets, earned media, and media placements as well as placements with key consumer-based influencers. We believe that to continue the growth of our business, we must continue to acquire new customers and retain existing customers in a cost-effective manner.

During the quarter ended March 31, 2022, we made significant progress on our first Charles & Colvard Signature Showroom, which we believe will complement and expand our omnichannel brand strategy in the fine jewelry space. This showroom, which we expect to open during the fourth quarter of Fiscal 2022, will be the first location of our retail showroom expansion program and is located in our corporate headquarters in North Carolina’s Research Triangle Park. We believe that our retail showroom expansion program will allow us to develop a nationwide footprint to showcase our patented Signature Collection designs as well as a wide assortment of Forever One™ moissanite and Caydia® lab grown diamond fine jewelry. We also expect to begin streaming live content during the fourth quarter of Fiscal 2022 from the newly constructed innovative broadcast studio in our corporate headquarters. The studio will be a digital extension of the sales team and a tool that our marketing team will utilize for video content production, live-stream shopping, designer and influencer interviews, and fashion photography. We believe this digital marketing capability will continue to further position and define our brand in what we believe is a rapidly evolving consumer landscape and better meet the consumer’s current appetite for digital content. We believe these capabilities will provide incremental sales channels for our direct-to-consumer business and allow us to compete more effectively and to increase our market share within the fine jewelry space by engaging with consumers wherever they are shopping. We continually develop and scale our investment in dynamic marketing strategies to optimize our messaging and advertising spend across multiple channels in an effort to drive strategic customer acquisition and to increase fine jewelry sales from new customers and repeat orders from existing customers.

Also during the quarter ended March 31, 2022, we hosted a social media platform-based engagement ring sweepstakes program that was designed to promote our “Made not Mined” marketing campaign. The engagement ring that was given away featured our Forever One™ moissanite gemstones. Also, during the quarter we launched our Signature Star Series line of finished jewelry featuring Caydia® lab grown diamonds set in unisex fine fashion jewelry styles and expanded our Moissanite by Charles & Colvard product styles with our dropship business partners. As a result of our brand awareness expansion programs, we received positive press coverage during the quarter for our fashion jewelry product lines on several major online shopping and fashion-related websites, such as Vogue.com, Brides.com, TheKnot.com, WWD.com, MensHealth.com, and Byrdie.com. We also received finished jewelry related press coverage on national online news outlet websites, such as CNN.com and NewsBreak.com. Lastly, during the quarter ended March 31, 2002, we curated an assortment of fine fashion jewelry featuring our Forever One™ moissanite gemstones and Caydia® lab grown diamonds that are being used for the filming of the upcoming seasons of the ABC television network’s series of The Bachelor and The Bachelorette.

While we are in the early stages of expanding our geographic footprint, we believe these strategies will combine to help drive future and sustained growth and to present our brand and gemstone product lines to a broader range of consumers in the fine jewelry space. We further believe that we remain well-positioned to meet current marketing-level trends within the jewelry industry, where consumers are increasingly more aware of the products they purchase and seek brands that stand for sustainability and social and environmental responsibility.

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

We have disclosed our critical accounting policies and estimates in our 2021 Annual Report, and that disclosure should be read in conjunction with this Quarterly Report on Form 10-Q. There have been no significant changes in our critical accounting policies and estimates during the first nine months of Fiscal 2022.

Results of Operations

The following table sets forth certain consolidated statements of operations data for the three and nine months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Net sales	$9,751,835	$9,436,056	$33,785,281	$29,509,140
Costs and expenses:
Cost of goods sold	5,296,530	5,093,452	17,347,026	15,457,215
Sales and marketing	2,932,587	2,211,350	9,741,774	6,339,854
General and administrative	1,106,850	1,092,683	3,880,684	3,278,246
Total costs and expenses	9,335,967	8,397,485	30,969,484	25,075,315
Income from operations	415,868	1,038,571	2,815,797	4,433,825
Other income (expense):
Interest income	1,120	540	1,964	5,126
Interest expense	-	(2,412)	-	(7,318)
Loss on foreign currency exchange	-	-	(34)	(603)
Total other income (expense), net	1,120	(1,872)	1,930	(2,795)
Income before income taxes	416,988	1,036,699	2,817,727	4,431,030
Income tax expense	(78,480)	(472)	(484,582)	(1,460)
Net income	$338,508	$1,036,227	$2,333,145	$4,429,570

Consolidated Net Sales

Consolidated net sales for the three and nine months ended March 31, 2022 and 2021 comprise the following:

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2022	2021	Dollars	Percent	2022	2021	Dollars	Percent
Finished jewelry	$7,420,591	$6,219,892	$1,200,699	19%	$23,646,044	$18,820,428	$4,825,616	26%
Loose jewels	2,331,244	3,216,164	(884,920)	(28)%	10,139,237	10,688,712	(549,475)	(5)%
Total consolidated net sales	$9,751,835	$9,436,056	$315,779	3%	$33,785,281	$29,509,140	$4,276,141	14%

Consolidated net sales were $9.75 million for the three months ended March 31, 2022 compared to $9.44 million for the three months ended March 31, 2021, an increase of $316,000, or 3%. Consolidated net sales were $33.79 million for the nine months ended March 31, 2022 compared to $29.51 million for the nine months ended March 31, 2021, an increase of $4.28 million, or 14%. The increase in consolidated net sales for the three months ended March 31, 2022 was due to strong Valentine’s Day sales during February 2022. The increase in consolidated net sales for the nine-month period ended March 31, 2022 was the result of our strong third quarter sales coupled with robust calendar year-end holiday sales during our fiscal quarter ended December 31, 2021. These higher sales for the three- and nine-month periods ended March 31, 2022, were also related to increased consumer awareness and ongoing strong demand for our moissanite jewels, lab grown diamonds, and finished jewelry featuring both moissanite and lab grown diamonds. These increases resulted in higher finished jewelry product net sales during the three and nine months ended March 31, 2022 in our Online Channels segment and Traditional segment. The increases in our Online Channels segment net sales in the three months ended March 31, 2022 were partially offset by lower net sales in our Traditional segment driven by lower loose jewels sales and decreased international sales during the three months ended March 31, 2022.

Sales of finished jewelry represented 76% and 70% of total consolidated net sales for the three and nine months ended March 31, 2022, respectively, compared to 66% and 64%, respectively, of total consolidated net sales for the corresponding periods of the prior year. For the three months ended March 31, 2022, finished jewelry sales were $7.42 million compared to $6.22 million for the corresponding period of the prior year, an increase of approximately $1.20 million, or 19%. For the nine months ended March 31, 2022, finished jewelry sales were $23.65 million compared to $18.82 million for the corresponding period of the prior year, an increase of approximately $4.83 million, or 26%. The increase in finished jewelry sales for the three- and nine-month periods ended March 31, 2022 was due primarily to higher finished jewelry sales of Forever One™ and Moissanite by Charles & Colvard® in our Online Channels segment as well as in our Traditional segment and higher finished jewelry sales of Caydia® lab grown diamond jewelry in our Online Channels segment.

Sales of loose jewels represented 24% and 30% of total consolidated net sales for the three and nine months ended March 31, 2022, respectively, compared to 34% and 36%, respectively, of total consolidated net sales for the corresponding periods of the prior year. For the three months ended March 31, 2022, loose jewel sales were $2.33 million compared to $3.22 million for the corresponding period of the prior year, a decrease of $885,000, or 28%. For the nine months ended March 31, 2022, sales of loose jewels were $10.14 million compared to $10.69 million for the corresponding period of the prior year, a decrease of $549,000, or 5%. The decrease in sales of loose jewels for the three-month and nine-month periods ended March 31, 2022 was due primarily to a lower level of sales through the distribution network in our Traditional segment.

U.S. net sales accounted for approximately 96% and 95% of total consolidated net sales for the three and nine months ended March 31, 2022, respectively, compared to 95% and 94% of total consolidated net sales for the corresponding periods in the prior year. U.S. net sales increased $422,000, or 5%, during the three months ended March 31, 2022 from the corresponding period of the prior fiscal year. U.S. net sales increased $4.38 million, or 16%, during the nine months ended March 31, 2022 from the corresponding period of the prior year. U.S. net sales increased during the three and nine months ended March 31, 2022 primarily as a result of increased sales to U.S. customers in our Online Channels segment.

Our largest U.S. customer during the three and nine months ended March 31, 2022 accounted for 13% and 14% of total consolidated net sales during each respective period. This same customer was our largest customer during the three and nine months ended March 31, 2021 when this customer accounted for 15% and 13% of total consolidated net sales during each of the respective three- and nine-month periods. Our second largest U.S. customer during the three and nine months ended March 31, 2021 accounted for 13% and 11% of total consolidated net sales during each of the respective three- and nine-month periods. Other than our U.S. customers noted above during the three- and nine-month periods ended March 31, 2022 and 2021, we had no other customers with sales that represented 10% or more of total consolidated net sales for the periods then ended. We expect that we, along with our customers, will remain dependent on our ability to maintain and enhance our customer-related programs. A change in or loss of any of these customer or retailer relationships could have a material adverse effect on our results of operations.

International net sales accounted for approximately 4% and 5% of total consolidated net sales for the three and nine months ended March 31, 2022, respectively, compared to 5% and 6% of total consolidated net sales for the corresponding periods of the prior year. International net sales decreased 23% and 6% during the three and nine months ended March 31, 2022, respectively, from the corresponding periods of the prior fiscal year due to somewhat lower demand in our international distributor market coupled with a slight increase in demand in our direct-to-consumer international sales from our Online Channels segment in international markets. In light of the effects of ongoing global economic conditions and as the world continues to adapt to the COVID-19 pandemic, we continue to evaluate these and other potential distributors in international markets to determine the best long-term partners. As a result, and in light of the ongoing worldwide pandemic and international trade challenges, we expect our sales in these markets may fluctuate significantly each reporting period.

We did not have an international customer account for 10% or more of total consolidated sales during the three and nine months ended March 31, 2022 or 2021. A portion of our international consolidated sales represents jewels sold internationally that may be re-imported to U.S. retailers.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the three and nine months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2022	2021	Dollars	Percent	2022	2021	Dollars	Percent
Product line cost of goods sold:
Finished jewelry	$3,709,864	$3,051,936	$657,928	22%	$10,748,323	$8,808,372	$1,939,951	22%
Loose jewels	1,013,986	1,468,338	(454,352)	(31)%	4,507,997	5,017,863	(509,866)	(10)%
Total product line cost of goods sold	4,723,850	4,520,274	203,576	5%	15,256,320	13,826,235	1,430,085	10%
Non-product line cost of goods sold	572,680	573,178	(498)	0%	2,090,706	1,630,980	459,726	28%
Total cost of goods sold	$5,296,530	$5,093,452	$203,078	4%	$17,347,026	$15,457,215	$1,889,811	12%

Total cost of goods sold was $5.30 million for the three months ended March 31, 2022 compared to $5.09 million for the three months ended March 31, 2021, a net increase of approximately $203,000, or 4%. Total cost of goods sold was $17.35 million for the nine months ended March 31, 2022 compared to $15.46 million for the nine months ended March 31, 2021, an increase of approximately $1.89 million, or 12%. Product line cost of goods sold is defined as product cost of goods sold in each of our Online Channels segment and Traditional segment excluding non-capitalized expenses from our manufacturing and production control departments, comprising personnel costs, depreciation, rent, utilities, and corporate overhead allocations; freight out; inventory write-offs; and other inventory adjustments, comprising costs of quality issues, and damaged goods.

The increase in total product line cost of goods sold for the three and nine months ended March 31, 2022 compared to the same period in 2021 was primarily driven by increased sales of finished jewelry, which reflect higher material and labor costs, in our Online Channels segment as a result of strong demand during the calendar year-end 2021 holiday season and Valentine’s Day season. Our finished jewelry products cost more to produce due to higher material and labor costs when compared to the production of loose jewels.

The non-product line cost of goods sold for the three months ended March 31, 2022 compared to the same period in 2021 was flat.

The net increase in non-product line cost of goods sold for the nine months ended March 31, 2022, comprises an approximate $293,000 increase in freight out principally from increased shipments resulting from Online Channels segment sales growth during the nine months ended March 31, 2022, as well as a reflection of the rising costs of freight overall during the period; an approximate $104,000 increase in inventory write-offs primarily related to increases in obsolescence reserves in the first three months of the nine month-period ended March 31, 2022, compared to those in the comparable prior year period; and an approximate $121,000 increase in non-capitalized manufacturing production control expenses principally related to the timing of when work-in-process goods are received into inventory and overhead costs are allocated. These increases were partially offset by a $58,000 decrease in other inventory adjustments principally related to changes in production standard cost variances compared to those in the nine-month period ended March 31, 2021.

For additional disclosure relating to non-product line cost of goods sold, see Note 3 to our condensed consolidated financial statements in Item 1, “Financial Statements”, of this Quarterly Report on Form 10-Q.

Sales and Marketing

Sales and marketing expenses for the three and nine months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2022	2021	Dollars	Percent	2022	2021	Dollars	Percent
Sales and marketing	$2,932,587	$2,211,350	$721,237	33%	$9,741,774	$6,339,854	$3,401,920	54%

Sales and marketing expenses were $2.93 million for the three months ended March 31, 2022 compared to $2.21 million for the three months ended March 31, 2021, an increase of approximately $721,000, or 33%. Sales and marketing expenses were $9.74 million for the nine months ended March 31, 2022 compared to $6.34 million for the nine months ended March 31, 2021, an increase of approximately $3.40 million, or 54%.

The increase in sales and marketing expenses for the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to a $543,000 increase in advertising and digital marketing expenses; a $63,000 increase in professional services principally comprising consulting services for marketing support in the current year period; a $59,000 increase in bank fees, which are principally related to higher credit card transaction fees from increased online sales levels; a $46,000 increase in compensation expenses; a $35,000 increase in software-related costs incurred primarily in connection with new software-related agreements associated with upgraded operating and cybersecurity systems; an $8,000 increase in rent expense, primarily related to our corporate headquarters operating lease amendment that was executed in January 2021; and a $6,000 increase in travel expenses as we returned to more traditional business travel patterns following cut-backs relating to the COVID-19 pandemic and related cost-control measures in the prior year period. These increases were offset partially by an $18,000 decrease in recruiting and employment agency fees, a $10,000 decrease in depreciation and amortization expense relating to capitalized costs associated with information technology-related upgrades, and an $11,000 net decrease in general office-related expenses.

The increase in advertising and digital marketing expenses for the three months ended March 31, 2022 compared to the same period in 2021 comprises a $360,000 increase in digital advertising spend; a $34,000 increase in cooperative advertising; a $149,000 increase in brand awareness marketing campaigns; and a $6,000 increase in outside agency fees. These increases were offset partially by a $6,000 decrease in print media expenses. During the comparable prior year period, advertising and digital marketing expenses were lower due to cost reductions we imposed in response to the COVID-19 pandemic.

Compensation expenses for the three months ended March 31, 2022 compared to the same period in 2021 increased primarily due to an $8,000 increase in salaries, commissions, and related employee benefits in the aggregate; a $27,000 increase in bonus expense; and an $11,000 increase in employee stock-based compensation expense. The increases in bonus and employee stock-based compensation expenses reflect the impact of our performance-based bonus plans and stock compensation-related benefits.

The increase in sales and marketing expenses for the nine months ended March 31, 2022 compared to the same period in 2021 was primarily due to a $2.75 million increase in advertising and digital marketing expenses; a $191,000 increase in compensation expenses; a $170,000 increase in professional services principally comprising consulting services for marketing support in the current year period;  a $140,000 increase in bank fees expenses, which are principally related to higher credit card transaction fees from increased online sales levels; an $80,000 increase in software-related costs incurred primarily in connection with new software-related agreements associated with upgraded sales-related operating and cybersecurity systems; a $51,000 increase in rent expense, primarily related to our corporate headquarters operating lease amendment that was executed in January 2021; a $31,000 increase in travel expenses as we returned to more traditional business travel patterns following cut-backs relating to the COVID-19 pandemic and related cost-control measures in the prior year period; and a $9,000 increase in depreciation and amortization expense relating to capitalized costs associated with information technology-related upgrades. These increases were offset partially by an $18,000 decrease in recruiting and employment agency fees and a $1,000 net decrease in general office-related expenses.

The increase in advertising and digital marketing expenses for the nine months ended March 31, 2022 compared to the same period in 2021 comprises a $2.20 million increase in digital advertising spend; a $245,000 increase in cooperative advertising; a $137,000 increase in expenses relating to our participation in the 2021 JCK Trade Show (the JCK Trade Show organization did not hold an event in the prior year due to restrictions related to the COVID-19 pandemic); a $129,000 increase in brand awareness marketing campaign expenditures in the current year period; a $23,000 increase in print media expenses; and a $16,000 increase in outside agency fees.

Compensation expenses for the nine months ended March 31, 2022 compared to the same period in 2021 increased primarily as a result of a $94,000 increase in salaries, commissions, and related employee benefits in the aggregate; a $57,000 increase in employee stock-based compensation expense; and a $42,000 increase in bonus expense. The increases in employee stock-based compensation and bonus expenses reflect improved operating results that impact these performance-based compensation-related benefits. These increases were partially offset by a $2,000 decrease in employee-related severance costs from the prior year.

General and Administrative

General and administrative expenses for the three and nine months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2022	2021	Dollars	Percent	2022	2021	Dollars	Percent
General and administrative	$1,106,850	$1,092,683	$14,167	1%	$3,880,684	$3,278,246	$602,438	18%

General and administrative expenses were $1.11 million for the three months ended March 31, 2022 compared to $1.09 million for the three months ended March 31, 2021, an increase of approximately $14,000, or 1%. General and administrative expenses were $3.88 million for the nine months ended March 31, 2021 compared to $3.28 million for the nine months ended March 31, 2022, an increase of approximately $602,000, or 18%.

The increase in general and administrative expenses for the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to a $97,000 increase in compensation expenses; a $28,000 increase in housing allowances and travel-related expenditures as we returned to more normal business travel patterns following cut-backs relating to the COVID-19 pandemic in the prior year period; a $12,000 increase in rent expense, primarily related to our corporate headquarters operating lease amendment that was executed in January 2021; and a $26,000 increase in insurance expenses principally related to higher renewal premiums. These increases were partially offset by a $74,000 decrease in bad debt expense associated with our allowance for doubtful accounts reserve policy in connection with the decrease in accounts receivable, compared with the prior period; a $33,000 decrease in bank-related fees principally in connection with the Company’s prior credit facility that was terminated in accordance with its terms in July 2021; a $24,000 decrease in depreciation and amortization expense, principally related to fully depreciated assets when compared to those in prior periods; and an $18,000 decrease in professional services.

The increase in compensation expenses for the three months ended March 31, 2022 compared to the same period in 2021 comprises a $93,000 increase in employee stock-based compensation expense, which reflects improved operating results that impact our performance-based compensation-related benefits, and a $28,000 net increase in salaries and related employee benefits. These increases were partially offset by a $24,000 decrease in bonus expense.

Professional services fees decreased for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to a $44,000 decrease in legal fees associated with corporate governance matters in the prior year period, and a $14,000 net decrease in consulting and other professional services in the current year period. These decreases were partially offset by a $40,000 increase in fees associated with audit and tax services, principally related to a discrete income tax-related project.

The increase in general and administrative expenses for the nine months ended March 31, 2022 compared to the nine-month period ended March 31, 2021 was primarily due to a $481,000 increase in compensation expenses; a $95,000 increase in housing allowances and travel-related expenditures as we returned to more normal business travel patterns following cut-backs relating to the COVID-19 pandemic in the prior year period; a $67,000 increase in rent expense, primarily related to our corporate headquarters operating lease amendment that was executed in January 2021; a $39,000 increase in employee-related recruiting and search fees for new hires; a $47,000 increase in insurance expenses principally related to higher renewal premiums; a $29,000 increase in professional services; and a $9,000 increase in business taxes and licenses. These increases were partially offset by a $70,000 decrease in depreciation and amortization expense, principally related to fully depreciated assets when compared to those in prior periods; a $67,000 decrease in bank-related fees principally in connection with the Company’s prior credit facility that was terminated in accordance with its terms in July 2021; and a $28,000 decrease in bad debt expense associated with our allowance for doubtful accounts reserve policy in connection with the decrease in accounts receivable, compared with the prior period.

Compensation expenses increased for the nine months ended March 31, 2022 compared to the same period in 2021 primarily due to a $307,000 increase in employee stock-based compensation expense; a $158,000 increase in bonus expense; and a $16,000 net increase in salaries and related employee benefits in the aggregate. The increases in employee stock-based compensation and bonus expenses reflect improved operating results that impact these performance-based compensation-related benefits.

Professional services fees increased for the nine months ended March 31, 2022 compared to the nine-month period ended March 31, 2021 primarily due to a $78,000 increase in fees associated with audit and tax services, principally related to a discrete income tax-related project. This increase was partially offset by a $6,000 net decrease in consulting and other professional services; and a $43,000 decrease in legal fees associated with corporate governance matters.

Interest Income

Interest income for the three and nine months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2022	2021	Dollars	Percent	2022	2021	Dollars	Percent
Interest income	$1,120	$540	$580	107%	$1,964	$5,126	$(3,162)	(62)%

Certain cash balances in excess of operating needs are deposited into and maintained in an interest-bearing account with a federally insured commercial bank. Accordingly, during the three and nine months ended March 31, 2022 and 2021, we earned interest from cash on deposit in this interest-bearing account. The decrease in earned interest for the nine months ended March 31, 2022 reflects adverse changes in interest rates during Fiscal 2022 compared with Fiscal 2021.

Interest Expense

Interest expense for the three and nine months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2022	2021	Dollars	Percent	2022	2021	Dollars	Percent
Interest expense	$-	$2,412	$(2,412)	(100)%	$-	$7,318	$(7,318)	(100)%

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

We had no outstanding debt during the nine months ended March 31, 2022.

Loss on Foreign Currency Exchange

Loss on foreign currency exchange related to foreign sales transacted in functional currencies other than the U.S. dollar for the three and nine months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2022	2021	Dollars	Percent	2022	2021	Dollars	Percent
Loss on foreign currency exchange	$-	$-	$-	-%	$34	$603	$(569)	(94)%

During the three and nine months ended March 31, 2022 and 2021, we had international sales transactions denominated in currencies other than the U.S. dollar that resulted in foreign currency exchange net losses. The decrease in these losses reflects the lower level of international sales denominated in foreign currencies during the three and nine months ended March 31, 2022, compared with the same period in the prior year, coupled with fluctuations in foreign currency exchange rates during the nine months ended March 31, 2022.

Provision for Income Taxes

For each of the three and nine months ended March 31, 2022, our statutory tax rate was 22.24% and consisted of the federal income tax rate of 21% and a blended state income tax rate of 1.24%, net of the federal benefit. For each of the three and nine months ended March 31, 2021, our statutory tax rate was 22.11% and consisted of the federal income tax rate of 21% and a blended state income tax rate of 1.11%, net of the federal benefit. Our effective income tax rate reflects the effect of federal and state income taxes on earnings and the impact of differences in book and tax accounting arising primarily from the permanent tax benefits associated with stock-based compensation transactions during the quarter. For the nine months ended March 31, 2022, our effective tax rate was 17.20%.

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

Accordingly, we recognized a net income tax expense of approximately $78,000 and $485,000 for the three and nine months ended March 31, 2022, respectively, compared with a net income tax expense of approximately $500 and $1,000 for the three and nine months ended March 31, 2021, respectively. With the reduction of our valuation allowance during the fiscal year ended June 30, 2021, we recognized deferred income tax expense during the three and nine months ended March 31, 2022 in the amount of approximately $78,000 and $483,000, respectively. Included in our tax provision, we record estimated taxes, penalties, and interest associated with uncertain tax positions as income tax expense and recognized such expense related to these items of approximately $500 for each of the three months ended March 31, 2022 and 2021, respectively, and approximately $1,500 for each of the nine months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, we determined that our expectations of future taxable income in upcoming tax years, including estimated growth rates applied to future expected taxable income that includes significant management estimates and assumptions, would continue to be sufficient to result in full utilization of our remaining federal net operating loss carryforwards and certain of the deferred tax assets prior to any statutory expiration. As a result, we determined that sufficient positive evidence existed as of March 31, 2022, to conclude that it is more likely than not deferred tax assets of approximately $5.87 million remain realizable. Conversely, we further determined that sufficient negative evidence continued to exist to conclude it was uncertain that we would have sufficient future taxable income to utilize certain of our deferred tax assets. Therefore, we continued to maintain a valuation allowance against the deferred tax assets relating to certain state net operating loss carryforwards from our e-commerce subsidiary due to the timing uncertainty of when we will generate positive taxable income to utilize the associated deferred tax assets. In addition, a valuation allowance remains against certain deferred tax assets relating to operating loss carryforwards relating to our dormant subsidiary located in Hong Kong.

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

Our weighted average shares outstanding on a diluted basis were 31.27 million shares for each of the three and nine months ended March 31, 2022, compared to 30.53 million shares and 29.67 million shares for the three and nine months ended March 31, 2021, respectively. The increases in our weighted average shares outstanding in the current year periods were driven by an increase in option exercises since the prior year periods presented herein.

We had no outstanding debt as of March 31, 2022.

Operating Activities and Cash Flows

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of March 31, 2022, our principal sources of liquidity were cash, cash equivalents and restricted cash totaling $21.91 million, trade accounts receivable of $1.57 million, and net current inventory of $13.44 million, as compared to cash, cash equivalents, and restricted cash totaling $21.45 million, trade accounts receivable of $1.66 million, and net current inventory of $11.45 million as of June 30, 2021. As described more fully herein, we also have access to a $5.00 million cash collateralized line of credit facility with JPMorgan Chase Bank, N.A., or JPMorgan Chase.

During the nine months ended March 31, 2022, our working capital increased by approximately $2.32 million to $32.46 million from $30.14 million at June 30, 2021. As described more fully below, the increase in working capital at March 31, 2022 is primarily attributable to an increase in our allocation of inventory from long-term to short-term due to a higher expected sell through of inventory on hand in the upcoming period, an increase in our prepaid expenses and other assets, a decrease in our accrued expenses and other liabilities, and a net increase in our cash, cash equivalents, and restricted cash. These factors were offset partially by an increase in our accounts payable, a decrease in our accounts receivable, and an increase in our short-term operating lease liabilities. Our cash used for investing activities for construction in-process expenditures related to our retail expansion program and the construction of our first Charles & Colvard Signature Showroom, or Signature Showroom, and other leasehold improvements in our corporate offices was offset by cash provided by financing and operating activities.

In accordance with the terms of the lease agreement for our corporate headquarters, or Lease Agreement, and the location for our first Signature Showroom, the Lease Agreement includes an allowance for leasehold improvements offered by the landlord in an amount not to exceed approximately $545,000. During the three months ended March 31, 2022, we were reimbursed approximately $506,000 by the landlord for qualified leasehold improvements in accordance with the terms of the Lease Amendment. This reimbursement by the landlord reduced the remaining ROU asset by the same amount and will be recognized prospectively over the remaining term of the lease.

For more detailed information about the allowance for leasehold improvements contained within the Lease Agreement, see Note 9 to our condensed consolidated financial statements in Item 1, “Financial Statements”, of this Quarterly Report on Form 10-Q.

During the nine months ended March 31, 2022, approximately $1.10 million of cash was provided by our operating activities. The primary drivers of our cash flow from operations were the favorable effect of net income in the amount of $2.33 million, which also included $1.74 million of non-cash expenses; an increase in accounts payable of $356,000; a decrease in accounts receivable of $92,000; a decrease in prepaid expenses and other assets of $641,000; and an increase in accrued income taxes of $1,400. These factors were offset partially by an increase in inventory of $3.56 million; and an increase in accrued expenses and other liabilities of $504,000.

Accounts receivable decreased principally due to collection efforts to ensure customers made timely payments. Throughout the course of the COVID-19 pandemic and through the current period ended March 31, 2022, from time to time we have offered extended Traditional segment customer payment terms beyond 90 days to certain credit-worthy customers. Because of the ongoing impact of the pandemic on the global economy, the extension of these terms may not immediately increase liquidity as a result of ongoing current-period sales, which we expect may continue to be pressured due to the effects of the ongoing pandemic. In addition, we believe our competitors and other vendors in the wholesale jewelry industry have expanded their use of extended payment terms and, in aggregate, we believe that, through our use of extended payment terms, we provide a competitive response in our market during the current global economic environment. We believe that we are unable to estimate the impact of these actions on our net sales, but we believe that if we ceased providing extended payment terms, we would be at a competitive disadvantage for some Traditional segment customers in the marketplace during this economic period and that our net sales and profits would likely be adversely impacted.

We manufactured approximately $13.86 million in finished jewelry, which includes the cost of the loose jewels, the purchase price of precious metals, and cost of labor and overhead in connection with jewelry production, and $6.93 million in loose jewels, which includes the purchase of raw materials and labor in connection with gemstone production, during the nine months ended March 31, 2022. We expect our purchases of precious metals and labor to increase as we increase our finished jewelry business. In addition, the price of gold has fluctuated significantly over the past decade, resulting in higher retail price points for gold jewelry. Because the market price of gold and other precious metals is beyond our control, upward price trends could have a negative impact on our operating cash flow as we manufacture finished jewelry.

Historically, our raw material inventories of SiC crystals had been purchased under exclusive supply agreements with a limited number of suppliers. Because the supply agreements restricted the sale of these crystals exclusively to us, the suppliers negotiated minimum purchase commitments with us that, when combined with reduced sales levels during prior periods in which the purchase commitments were in effect, have resulted in levels of inventories that are higher than we might otherwise maintain. As of March 31, 2022, $19.06 million of our inventories were classified as long-term assets. Loose jewel sales and finished jewelry that we manufacture will utilize both the finished goods loose jewels currently on-hand and, as we deplete certain shapes and sizes, our on-hand raw material SiC crystals of $1.69 million and new raw material that we purchase pursuant to the Supply Agreement.

With our investment in the lab grown diamond product line in recent periods, the level of our lab grown diamond inventory, which has a higher carrying value, has increased to support the business and expected product sales. This has contributed to the growth in our overall inventory levels compared with prior periods.

Our more detailed description of our inventories is included in Note 5 to our condensed consolidated financial statements in Part I, Item 1, “Financial Statements”, of this Quarterly Report on Form 10-Q.

As of March 31, 2022, all of our remaining federal income tax credits had expired or been utilized, and therefore, are not available to be carried forward to offset future income taxes. As of March 31, 2022, we also had a federal tax net operating loss carryforward of approximately $19.00 million expiring between 2034 and 2037, or that have no expiration, which can be used to offset against future federal taxable income; North Carolina tax net operating loss carryforwards of approximately $19.87 million expiring between 2023 and 2035; and various other state tax net operating loss carryforwards expiring between 2023 and 2040, which can be used to offset against future state taxable income.

Contractual Commitment

On December 12, 2014, we entered into the Supply Agreement with Cree, Inc., now known as Wolfspeed, Inc., or Wolfspeed. Under the Supply Agreement, subject to certain terms and conditions, we agreed to exclusively purchase from Wolfspeed, and Wolfspeed agreed to exclusively supply, 100% of our required SiC materials in quarterly installments that must equal or exceed a set minimum order quantity. The initial term of the Supply Agreement was scheduled to expire on June 24, 2018, unless extended by the parties. Effective June 22, 2018, the Supply Agreement was amended to extend the expiration date to June 25, 2023. The Supply Agreement, as amended, also provides for the exclusive production of the raw materials used in our premium moissanite product, Forever One™ and provided us with one option, subject to certain conditions, to unilaterally extend the term of the Supply Agreement for an additional two-year period following the expiration of the initial term. In addition, the amendment to the Supply Agreement established a process by which Wolfspeed may begin producing alternate SiC material based on our specifications that will give us the flexibility to use the materials in a broader variety of our products, as well as to permit us to purchase certain amounts of SiC materials from third parties under limited conditions. On August 26, 2020, the Supply Agreement was further amended, effective June 30, 2020, to extend the expiration date to June 29, 2025, which may be further extended by mutual agreement of the parties. The Supply Agreement was also amended to, among other things, (i) spread our total purchase commitment under the Supply Agreement in the amount of approximately $52.95 million over the term of the Supply Agreement, as amended; (ii) establish a process by which Wolfspeed has agreed to accept purchase orders in excess of the agreed-upon minimum purchase commitment, subject to certain conditions; and (iii) permit us to purchase revised amounts of SiC materials from third parties under limited conditions. Our total purchase commitment under the Supply Agreement, as amended, until June 2025 is approximately $52.95 million, of which approximately $28.35 million remains to be purchased as of March 31, 2022.

During the nine months ended March 31, 2022 and 2021, we purchased approximately $4.49 million and $2.28 million, respectively, of SiC crystals from Wolfspeed pursuant to the terms of the Supply Agreement, as amended. Going forward, we expect to use existing cash and cash equivalents and access to other working capital resources, including but not limited to the issuance of equity securities, together with future cash expected to be provided by operating activities to finance our purchase commitment under the Supply Agreement, as amended.

Line of Credit

Effective July 7, 2021, we obtained from JPMorgan Chase our $5.00 million cash collateralized line of credit facility, or the JPMorgan Chase Credit Facility. The JPMorgan Chase Credit Facility may be used for general corporate and working capital purposes, including permitted acquisitions and certain additional indebtedness for borrowed money, installment obligations, and obligations under capital and operating leases. The JPMorgan Chase Credit Facility, which is scheduled to mature on July 31, 2022, is secured by a cash deposit in the amount of $5.05 million held by JPMorgan Chase as collateral for the line of credit facility.

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

As of March 31, 2022, we had not borrowed against the JPMorgan Chase Credit Facility.

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

Our future capital requirements and the adequacy of available funds will depend on many factors, including the ongoing spread of COVID-19 and duration of the underlying pandemic that could lead to further disruption and volatility in the global capital markets as well as its impact on our rate of sales growth; the expansion of our sales and marketing activities; the timing and extent of raw materials and labor purchases in connection with loose jewel production to support our moissanite jewels and lab grown diamonds business and precious metals and labor purchases in connection with jewelry production to support our finished jewelry business; the timing of capital expenditures; and the risk factors described in more detail in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, in Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2021 and December 31, 2021, and in Part I, Item 1A of our 2021 Annual Report on Form 10-K. We may make investments in, or acquisitions of, complementary businesses, which could also require us to seek additional equity or debt financing.

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

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. During the three months ended March 31, 2022, we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 1A.	Risk Factors

We discuss in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 and our Quarterly Report on Form 10-Q for the quarter ended December 31, 2021 various risks that may materially affect our business. There have been no material changes to such risks, except as set forth below.

Our information technology, or IT, infrastructure, and our network may be impacted by a cyber-attack or other security incident as a result of the rise of cybersecurity events. Our business operations rely on the secure processing, storage, and transmission of certain confidential, sensitive, proprietary, and other information, as well as personal information about our customers and employees. Cyber-attacks, including those associated with the current conflict in Eastern Europe, are rapidly evolving as cyber criminals have become increasingly sophisticated and carry out direct large-scale, complex, and automated attacks against companies or through their vendors.

Breaches of our technology systems, whether from circumvention of security systems, denial-of-service attacks or other cyber-attacks, hacking, “phishing” attacks, computer viruses, ransomware or malware, employee or insider error, malfeasance, social engineering, vendor software supply chain compromises, physical breaches or other actions, have and may result in manipulation or corruption of sensitive data, material interruptions or malfunctions in our websites, applications, data processing and certain products and services, or disruption of other business operations. Furthermore, any such breaches could compromise the confidentiality and integrity of material information held by us (including information about our business, employees, or customers), as well as sensitive information, the disclosure of which could lead to identity theft. Breaches of our product services that rely on technology and internet connectivity can expose us to product and other liability risk and reputational harm. Measures that we take to avoid, detect, mitigate, or recover from material incidents, may be insufficient, circumvented, or may become ineffective.

We are not able to anticipate or prevent all such cyber-attacks and, to the extent a cyber-attack or other security incident results in a breach of the above-described information, it could disrupt our business operations, harm our reputation, compel us to comply with applicable data breach notification laws, subject us to litigation, regulatory investigation, or otherwise subject us to liability under laws, regulations and contractual obligations. This could result in increased costs to us and result in significant legal and financial exposure and/or reputational harm.

We have invested and continue to invest in risk management and information security and data privacy measures in order to protect our systems and data, including employee training, organizational investments, incident response plans, table-top exercises, and technical defenses. The cost and operational consequences of implementing, maintaining, and enhancing data or system protection measures could increase significantly to overcome intense, complex, and sophisticated global cyber threats.

In addition, we and certain of our third-party vendors receive and store certain information associated with our sales operations and other aspects of our business. In connection with our e-commerce business, we rely on encryption and authentication technology licensed from third parties to effect secure transmission of confidential information. Our disclosure controls and procedures address cybersecurity and include elements intended to ensure that there is an analysis of potential disclosure obligations arising from security breaches. We also maintain compliance programs to address the potential applicability of restrictions against trading while in possession of material, nonpublic information generally and in connection with a cybersecurity breach. The breakdown in existing controls and procedures around our cybersecurity environment may prevent us from detecting, reporting or responding to cyber incidents in a timely manner and could have a material adverse effect on our financial position and value of our Company’s stock. Despite our implementation of security measures, our IT systems and e-commerce business are vulnerable to damages from computer viruses, natural disasters, unauthorized access, cyber-attack, and other similar disruptions.

Constantly evolving privacy regulatory regimes are creating new legal compliance challenges. Domestic and international privacy and data security laws are complex and changing rapidly. There are a variety of laws and regulations, including regulation by federal government agencies, including the Federal Trade Commission, or FTC, and state and local agencies. In addition to federal laws such as §5 of the Federal Trade Commission Act, the Gramm-Leach-Bliley Act, and the Fair Credit Reporting Act, certain states have also enacted laws regulating companies’ collection, use, and disclosure of personal information and requiring the implementation of reasonable data security measures. Various laws across states and U.S. territories also require businesses to notify affected individuals, governmental entities, and/or credit reporting agencies of certain security breaches affecting personal information. International privacy laws, including in Canada and the European Union, pose further challenges. These domestic and international laws are not consistent, and compliance with these laws in the event of a widespread data breach would be complex and costly.

In addition, privacy advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards by which we are legally or contractually bound. If we fail to comply with these obligations or standards, we may face substantial liability or fines.

Despite our efforts to comply with all applicable data protection laws and regulations, any actual or perceived non-compliance could result in litigation and proceedings against us by governmental entities, customers, or others, fines and civil or criminal penalties, limited ability or inability to operate our business, offer services, or market our business in certain jurisdictions, negative publicity and harm to our brand and reputation, and reduced overall demand for our products and services. Such occurrences could adversely affect our business, financial condition, and results of operations.

Environmental, social, and governance matters may impact our business, reputation, financial condition, and results of operations. Increasingly, companies are being measured by their performance on a variety of environmental, social, and governance, or ESG, matters, which are considered to contribute to the long-term sustainability of companies’ performance. Recently, many investors, including large institutional investors, have publicly emphasized the importance of ESG measures to their investment decisions.

Our assessments on ESG matters include, among others, the Company’s efforts and impacts, including impacts associated with our suppliers or other business partners, on environmentally and socially responsible fine jewelry, climate change, diversity, ethics, and compliance with applicable regulations.

There can be no certainty that we will manage such ESG matters successfully, or that we will successfully meet investors’ expectations as to our proper role, or our own ESG goals and values. This could lead to risk of litigation or reputational damage relating to our ESG policies or performance. Further, our decisions regarding ESG matters may not be consistent with our short-term financial expectations and may not ultimately produce the long-term benefits that we expect, in which case our business, reputation, financial condition, and operating results may be adversely impacted.

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

CHARLES & COLVARD, LTD.

	By:	/s/ Don O’Connell
May 5, 2022		Don O’Connell
President and Chief Executive Officer

	By:	/s/ Clint J. Pete
May 5, 2022		Clint J. Pete
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)