Form 10-K
period 2022-06-30
CHARLES & COLVARD LTD
filed 2022-09-02
CIK 1015155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2022

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
Yes ☐        No ☒

As of December 31, 2021, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant was $74,131,032 based on the closing sales price as reported on The Nasdaq Capital Market.

As of August 26, 2022, there were 30,517,520 shares of the registrant’s common stock, no par value per share, outstanding.

DOCUMENT INCORPORATED BY REFERENCE

Certain portions of the Proxy Statement for the registrant’s 2022 Annual Meeting of Shareholders to be held on November 17, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CHARLES & COLVARD, LTD.

FORM 10-K
For the Fiscal Year Ended June 30, 2022

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

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future. You should be aware that although the forward-looking statements included herein represent management’s current judgment and expectations, our actual results may differ materially from those projected, stated, or implied in these forward-looking statements as a result of many factors including, but not limited to, (1) our business and our results of operations could be materially adversely affected as a result of general economic and market conditions; (2) our future financial performance depends upon increased consumer acceptance, growth of sales of our products, and operational execution of our strategic initiatives; (3) the effects of COVID-19 and other potential future public health crises, epidemics, pandemics or similar events on our business, operating results, and cash flows are uncertain; (4) we face intense competition in the worldwide gemstone and jewelry industry; (5) our information technology, or IT, infrastructure, and our network may be impacted by a cyber-attack or other security incident as a result of the rise of cybersecurity events; (6) constantly evolving privacy regulatory regimes are creating new legal compliance challenges; (7) we are subject to certain risks due to our international operations, distribution channels and vendors; (8) our business and our results of operations could be materially adversely affected as a result of our inability to fulfill orders on a timely basis; (9) we are currently dependent on a limited number of distributor and retail partners in our Traditional segment for the sale of our products; (10) we may experience quality control challenges from time to time that can result in lost revenue and harm to our brands and reputation; (11) seasonality of our business may adversely affect our net sales and operating income; (12) our operations could be disrupted by natural disasters; (13) sales of moissanite and lab grown diamond jewelry could be dependent upon the pricing of precious metals, which is beyond our control; (14) our current customers may potentially perceive us as a competitor in the finished jewelry business; (15) we depend on a single supplier for substantially all of our silicon carbide, or SiC, crystals, the raw materials we use to produce moissanite jewels; if our supply of high-quality SiC crystals is interrupted, our business may be materially harmed; (16) if the e-commerce opportunity changes dramatically or if e-commerce technology or providers change their models, our results of operations may be adversely affected; (17) governmental regulation and oversight might adversely impact our operations; (18) the execution of our business plans could significantly impact our liquidity; (19) the financial difficulties or insolvency of one or more of our major customers or their lack of willingness and ability to market our products could adversely affect results; (20) negative or inaccurate information on social media could adversely impact our brand and reputation; (21) we rely on assumptions, estimates, and data to calculate certain of our key metrics and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business; (22) we may not be able to adequately protect our intellectual property, which could harm the value of our products and brands and adversely affect our business; (23) environmental, social, and governance matters may impact our business, reputation, financial condition, and results of operations; (24) if we fail to evaluate, implement, and integrate strategic acquisition or disposition opportunities successfully, our business may suffer; (25) some anti-takeover provisions of our charter documents may delay or prevent a takeover of our Company; (26) we cannot guarantee that our share repurchase program will be utilized to the full value approved, or that it will enhance long-term stockholder value and repurchases we consummate could increase the volatility of the price of our common stock and could have a negative impact on our available cash balance; and (27) our failure to maintain compliance with The Nasdaq Stock Market’s continued listing requirements could result in the delisting of our common stock, in addition to the other risks and uncertainties described in more detail in “Risk Factors” in Part I, Item 1A, of this Annual Report on Form 10-K. Forward-looking statements speak only as of the date they are made. We undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur except as required by the federal securities laws, and you are urged to review and consider disclosures that we make in the reports that we file with the Securities and Exchange Commission, or SEC, that discuss other factors relevant to our business.

PART I

Item 1.	Business

Overview

Our Mission

At Charles & Colvard, Ltd., our mission is to provide a more conscious and conflict-free fine jewelry experience for our customers. We are dedicated to blaze a more brilliant path forward with our Made, Not Mined™ gemstones and committed to create fine jewelry with a conscience.

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

One of our unique differentiators, moissanite – The World’s Most Brilliant Gem® – is core to our ambition to create a movement around environmentally and socially responsible fine jewelry that is as exquisite as it is ethical. We believe that we are leading the way in delivering the premium moissanite brand through technological advances in gemstone manufacturing, cutting, polishing, and setting. By coupling what we believe to be unprecedented moissanite jewels with responsibly sourced precious metals, we are delivering a uniquely positioned product line for the conscientious consumer. Our Caydia® lab grown diamonds are hand selected by our Gemological Institute of America, or GIA, certified gemologists to meet Charles & Colvard’s uncompromising standards and validated by independent third-party experts. Our Caydia® lab grown diamonds are available currently in E, F, and G color grades (based on the GIA’s color grading scale) with a minimum clarity in accordance with the GIA’s VS1 clarity classification along with excellent polish and symmetry. All of our Caydia® lab grown diamonds are set with mostly recycled precious metals.

Our strategy is to build a globally revered and ethical brand of lab created gemstones and finished jewelry that appeal to a wide consumer audience. We believe this strategy leverages our advantages of being the original and leading worldwide source of Charles & Colvard Created Moissanite® and offering a curated assortment of jewelry featuring Caydia® lab grown diamonds, which together we believe offers an ideal combination of ethics, quality, and value. In addition, we are pioneering a line of bridal fine jewelry set with colored moissanite and lab grown diamond gemstones. We believe a direct relationship with consumers is important to this strategy, which entails delivering tailored educational content, engaging in dialogue with our audience, and positioning our brand to meet the demands of today’s conscientious and ethically minded consumer.

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

We sell loose moissanite jewels, lab grown diamonds, and finished jewelry set with these gems through two operating segments: our Online Channels segment, which encompasses our digital properties components, comprised of our charlesandcolvard.com and moissaniteoutlet.com websites, e-commerce outlets, including marketplaces, drop-ship customers, and other pure-play, exclusively e-commerce customers; and our Traditional segment, which consists of domestic and international distributors and brick-and-mortar retail customers.

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

Our Market Opportunity

According to an April 2022 global e-commerce sales report from eMarketer, an independent worldwide source of digital marketing data, approximately 20% of total global retail sales is expected to come from e-commerce and online purchases in 2022. In this same report, eMarketer is projecting that global e-commerce sales are on pace to hit $5.5 trillion for calendar year-end 2022. This represents an annual global e-commerce growth rate for 2022 forecasted to be at just over 12%. While this is a deceleration from the 2021 and 2020 calendar year-end growth rates of 16% and 26%, respectively, those years reflected the largest year-over-year increases that the eMarketer analysts have seen and expect over the five-calendar-year period ending 2025 and those increases can be attributed to consumer spending habits during the pandemic.

By 2026, the value of the worldwide fashion jewelry market is expected to drive approximately $307 billion in worldwide sales according to a February 2022 report from Statista, a global provider of retail market and consumer driven data. We continue to believe that the convergence of the online jewelry consumer, coupled with the emergence of lab-created gemstones, is a solution for the ethically minded customer that continues to present what we believe is a sizeable market opportunity for the Charles & Colvard brand.

Our Strategic Outlook

The COVID-19 pandemic continues to present business challenges in 2022 and we expect those challenges to continue into our fiscal year ending June 30, 2023, or Fiscal 2023. The full extent of and the ultimate impact of the COVID-19 pandemic on our operational and financial performance remains uncertain and continues to depend on many factors outside of our control, including, without limitation: the timing, extent, trajectory and duration of the pandemic; the development and availability of effective treatments and the long-term impacts of the global vaccine rollout; the imposition of protective public safety measures; and the impact of the pandemic on the global economy and demand for consumer products. Due to the potentially significant impact on our operations as a result of the COVID-19 pandemic, including governmental responses to prevent further outbreak of the virus, coupled with the severity of its evolving variants, current period results are not necessarily indicative of expected performance for our full Fiscal 2023. We anticipate that the COVID-19 pandemic could continue to have an adverse impact on our business, results of operations, and financial condition during Fiscal 2023.

Additional risks to the Company related to the COVID-19 pandemic are included in Part I, Item 1A., “Risk Factors.” A detailed description of the actions we have taken, and are taking, in response to the COVID-19 pandemic is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our strategic focus for Fiscal 2023 is centered on continuing to expand Charles & Colvard’s brand on a global scale and to increase the size of our business through top-line growth. As lab-created gemstones are being embraced by emerging generations, we believe our ability to establish moissanite and our lab grown diamonds along with the Charles & Colvard brand directly with conscientious consumers is key to our future success and ability to fuel our growth. We will execute on our key strategies with a continued commitment to spending judiciously and generating sustainable earnings improvement.

Our key strategic goals for Fiscal 2023 are as follows:

Strengthen our Brand. Our plan is to continue strengthening the fine jewelry brand that we have been building over the last 27 years. We will be expanding upon our Made, Not Mined™ marketing campaign and our commitment to produce ethical and conscious fine jewelry for our customers. We also plan to solidify our position as a household name when it comes to a fine jewelry brand within the industry. We intend to validate these commitments to our customers by continuing to act as a steward of nature and adhere to what we believe is a strict standard of environmental and humanitarian governance and by giving back to the community. We also plan to further our pledge to these beliefs by pursuing and working closely with like-minded business partners that we believe will enable us to move toward a more vertical integration of our products and services and allow us to live into these ideals while strengthening our brand.

Marketing Strategy to Increase Awareness. We intend to elevate the breadth of our current marketing strategies to reach – not only more consumers, but – the right consumers. We plan to optimize our paid media campaigns while at the same time make a deliberate and meaningful push towards sustained top-line organic growth. We expect to utilize available online search and social media platforms and other tools at our disposal, including our own digital broadcast studio located in our corporate headquarters, to introduce our family of brands to a larger pool of worldwide fine jewelry consumers. We will strive to educate our consumers on what we believe to be the benefits and merits of our products and services. By modifying our marketing strategy to increase consumer awareness, we plan to ensure that we are top-of-mind for consumers throughout their search for fine jewelry and the duration of their buying journey. We continually develop and scale our investment in dynamic marketing strategies to optimize our messaging and advertising spend across multiple channels in an effort to drive strategic customer acquisition and to increase fine jewelry sales from new customers and repeat orders from existing customers.

Enhance and Expand Product Assortment. We plan to maintain the commitment that we have made to our consumers to continue providing the highest quality of our Made, Not Mined™ gemstones and fine jewelry set with our moissanite and lab grown diamonds for the fine jewelry market. As we expand our fine jewelry product assortment by bringing forward new product offerings that we believe to be timeless and classic styles – including those for our patented iconic Signature Collection designs as well as a wide assortment of our Forever One™ moissanite and Caydia® lab grown diamond fine jewelry products. In addition, we plan to develop and present new proprietary collections and on-trend luxury styles that are in line with our uncompromising standards to meet the needs of our existing and new customers. We will also plan to enhance the customer’s overall journey when purchasing fine jewelry. While we believe that consumer behavior is shifting toward a shopping experience rather than that of a simple purchase transaction, we aim to refresh and revitalize our fine jewelry product’s overall purchasing experience. We plan to provide customer service ranging from one-on-one virtual consultations, featuring our best-in-class fine jewelry experts, as well as personalized on-site shopping experiences based on data-driven consumer preferences for the product offerings in our upcoming first Charles & Colvard Signature Showroom. By accomplishing these goals, we plan to ensure our fine jewelry is accessible and that our customers feel comfortable and confident when investing in a Charles & Colvard product.

Broaden our Footprint. Our goal is to meet the fine jewelry consumer wherever those consumers are shopping. Accordingly, as we continue expanding our omnichannel brand strategy in the fine jewelry space, we intend to grow our existing brick-and-mortar and digital footprints. To accomplish this, we plan to open additional avenues for conversion through our retail showroom expansion program and our entry into the live digital shopping arena. We expect to celebrate the grand opening of the first Charles & Colvard Signature Showroom, which will be the first location in connection with our showroom expansion, during the second quarter of Fiscal 2023. We believe that this expansion program will allow us to develop a nationwide footprint to showcase our fine jewelry. Likewise, we expect to begin streaming live content before the end of the first quarter of Fiscal 2023 from our new broadcast studio located in our corporate headquarters. This studio will be a digital extension of the sales team and a tool that our marketing team will utilize for video content production, live-stream shopping, designer and influencer interviews, and fashion photography. We believe our brick-and-mortar expansion and digital marketing capability will continue to further position and define our brand in what we believe is a rapidly evolving consumer landscape and allow us to compete more effectively as well as increase our market share within the fine jewelry space.

We will work to capitalize on these strategic goals to deliver top-line growth and strong financial results in the coming fiscal year. We believe that by implementing innovative technological solutions and developing operational efficiencies, we will position ourselves for scalability and sustained disciplined growth in the years ahead. We plan to make additional investments in our internal technology-driven systems that lead to further operational efficiencies and improvements that we expect will drive down costs and help us deliver on our profitability targets. We will also remain cognizant of opportunistic strategic alliances and business arrangements that would lead to incremental long-term shareholder value.

Distributing to the Online Channels Segment

Driven by continuously updating our understanding of our audience, through e-commerce and online retail data analytics as well as research through social media and customer service channels, we proactively engage our consumers through a multi-channel digital marketing strategy, including live streaming marketing content from the  broadcast studio in our corporate headquarters (when fully operational). We believe that this approach is an online extension of the sales team and a valuable tool that our marketing team utilizes for video content production, live-stream shopping, designer and influencer interviews, and fashion photography. Our goal is to continue growing our direct relationship and personal contact with the consumer which we believe will drive consumer interest across all of our direct-to-consumer selling channels.

Our approach for marketing directly to the consumer in our Online Channels segment includes the following types of communication channels: (i) organic social media; (ii) paid advertising (including, but not limited to, search engine marketing, display ads, video ads, and social media advertising); (iii) live-streaming marketing content and video shopping opportunities (through our own broadcast studio when operational); (iv) email; (v) public relations; (vi) product and style influencers; (vii) digital content creators; and (viii) our own websites. In addition, our marketing approach comprises the following types of content types: (i) photography; (ii) videos; (iii) interactive immersive experiences (including but not limited to, online personal concierge shopping assistance); and (iv) user-generated content.

Equally as important to us as marketing to our direct consumer audience is encouraging our customers to move through the process of engaging with our brand and eventually converting them into a lifetime Charles & Colvard customer. Throughout our marketing tactics, we employ measures that drive the consumer to the many virtual and actual locations where they can view our products, initiate, and complete their buying journey. We utilize a centralized distribution and fulfillment facility in Research Triangle Park, North Carolina, to fulfill Online Channels segment orders.

Following are our principal online transactional channels:

charlesandcolvard.com. We believe that we continue to enhance our primary transactional website to optimize the platform for the online mobile consumer – whether shopping on a computer at home or a mobile device – and to improve our customers’ experiences. Programs such as free shipping, a 30-day returns policy, and an enhanced and personalized shopping experience have been and will continue to be improved and rolled out over time. With data collected through web analytics and through user surveys that reveal how consumers use the site, we are in a continual state of optimizing the buying experience, thereby making it easier for shoppers to browse, sort, and compare. Where possible, we utilize these data to inform the selection of new, innovative technologies to further enhance our users’ experience, including technologies provided by such partners as Amazon Pay, Affirm, Inc., and PayPal Holdings, Inc., or PayPal, for financing purchases, Braintree, a service of PayPal, for ease of transfer, and Flow Commerce, Inc., or Flow, which is a company that specializes in facilitating cross-border global trade and e-commerce services. Our goal is to remain continually focused on improving our customers’ experience.

moissaniteoutlet.com. In 2021, we launched a second direct-to-consumer website, moissaniteoutlet.com, which is a product disposition channel that we believe complements our global positioning and what we believe is our dominance in the moissanite gemstone market. With this launch, we introduced our moissaniteoutlet.com product assortments to end-consumers, drop-ship retail partners, and the third-party marketplace, Amazon.com. Our website, moissaniteoutlet.com, is an e-commerce shopping destination that caters to the opportunistic and bargain-seeking consumer base for our moissanite products. We believe this new online property allows us to monetize substantially all our raw material and finished goods inventory, thus minimizing product shrinkage and waste. As a unique online shopping destination with a very different product offering strategy, we believe moissaniteoutlet.com rounds out our product offerings with quality discounted jewelry products allowing us to serve a broader range of demographics and consumers. Our product assortment on moissaniteoutlet.com includes moissanite rings, earrings, pendants, and bracelets, as well as jewelry set with colored moissanite, and other lab created colored gemstones. From time to time, we plan to continue featuring daily pricing deals and flash product sales on moissaniteoutlet.com to encourage consumers to take advantage of favorable pricing opportunities.

Cross-Border Trade. Through the ongoing application of cross-border trade, or CBT, technology, such as building our relationship with Flow, we believe CBT continues being an ongoing opportunity in Fiscal 2023 and beyond. We believe that Flow’s technological platform helps such global enterprises create a positive and localized shopping experience for their international customers while helping to provide a complete and accurate record of CBT transactions for the enterprise.

Marketplaces. We continue seeing a large majority of buyers start their online shopping experience utilizing a worldwide web search. In fact, according to jumpshot®, a global content management and digital intelligence firm that tracks marketplace data, more than 50% of those web searches continue to originate on Amazon. That number continues skewing even higher within the Millennial demographic in that Amazon is the online search brand Millennials continue to identify as most relevant based on a finding by the Pew Research Center, a nonpartisan fact-based think tank. Therefore, we have made a point to maintain a prominent presence on Amazon, achieving Seller-Fulfilled Prime status, which means we have the option of fulfilling orders with the same benefits of Amazon Prime. This continues to enable us to be positioned more prominently in Amazon’s search platform and to take advantage of their negotiated shipping rates and service levels that, in turn, lowers our overall shipping costs. This status is available by Amazon to only those sellers who have a history of fulfilling orders quickly and maintaining appropriate levels of stock. Our marketplace relationship with Amazon includes, in addition to domestic websites, international locations, including websites in the United Kingdom, or U.K., and Western Europe. We also continue to have a market presence on eBay and a multitude of other specialty marketplaces, allowing us to meet our customers when and where they want to buy. As the world and its economy continues to recover from the pandemic, our goal remains to continue optimizing our presence on these marketplaces and to continue expanding into new untapped regions and platforms where we have identified cost-effective opportunities.

Pure-Play E-tailers. According to a July 2022 report from Statista, a global provider of retail market and consumer driven data, approximately 25% of total retail sales worldwide are forecasted to become e-commerce centric by 2025. As consumers continue maintaining an online shopping presence and become more digitally savvy, new businesses have gained traction by tailoring their product, services, and experiences to specific consumer preferences. We believe that these pure-play e-tailers offer unique opportunities for us to feature our gemstones and fine jewelry and connect with their loyal consumer audiences.

Charles & Colvard Signature Showrooms. During the fiscal year ended June 30, 2022, or Fiscal 2022, we have neared completion of our first Charles & Colvard Signature Showroom, which we believe will complement and expand our omnichannel brand strategy in the fine jewelry space. This showroom, which we expect to have fully opened during the second quarter of Fiscal 2023, will be the first location of our retail showroom expansion program and is located in our corporate headquarters in North Carolina’s Research Triangle Park. We believe that our retail showroom expansion program will allow us to develop a nationwide footprint to showcase our patented Signature Collection designs as well as a wide assortment of Forever One™ moissanite and Caydia® lab grown diamond fine jewelry.

Drop Ship Retail. In an effort to expand their product offerings and assortments, many retailers utilize direct fulfillment from their vendors to their consumers, or drop-ship, as it enables them to offer a more robust assortment online without having to physically take ownership of the goods in their warehouse. These retailers often seek socially and environmentally responsible brands to serve the demand for conscientious product selection from their audiences. Since we began direct-to-consumer drop-shipping products in 2013, we have refined our digital information technology and operations capabilities to support these partnering arrangements in multiple ways, including fully integrated electronic data interchange, or EDI, solutions for inventory management, order processing, and invoicing. Operationally, we continue maintaining in-stock rates and leveraging our centralized distribution and fulfillment facility to meet partner service-level agreements, or SLAs, for shipments and returns. We plan to continue seeking new and strategic alliance relationships as well as optimizing existing arrangements throughout Fiscal 2023 and beyond.

Distributing to the Traditional Segment

The Traditional segment is our legacy business segment that is represented by such outlets as manufacturers, distributors, and brick-and-mortar retailers. Going forward, these market channels remain important avenues for us to drive our products to market and to have a presence in the many places the consumer takes his or her shopping journey.

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

Domestic Manufacturers and Distributors. In order to service the vast number of independent jewelers, jewelry stores, and smaller jewelry chains, we sell our loose moissanite jewels and finished jewelry to domestic wholesale distributors and finished jewelry manufacturers at distributor prices, that in turn resell the loose jewels or finished jewelry at a markup to independent jewelers and jewelry stores – whether brick-and-mortar, online, or both. In limited circumstances, we have placed loose moissanite jewels and finished jewelry inventory with select domestic distributors on a consignment basis. We continue to evaluate our channel strategy for domestic distributors, which may result in changes to our historical domestic distributor methods and business partners.

International Manufacturers and Distributors. In order to create global awareness and exposure for our lab created gemstones, jewelry, and brands, we sell loose moissanite and lab created diamond gems, as well as finished jewelry featuring these gemstones, to international wholesale distributors and finished jewelry manufacturers at distributor prices, that in turn sell the actual loose jewels or set the loose jewels in mountings and sell the finished jewelry to brick-and-mortar and online retailers. We currently have numerous international wholesale distributors based in the U.K., Western Europe, Australia, Canada, Hong Kong, India, Japan, the Netherlands, Singapore, and South Africa. Some of these distributors typically sell into neighboring countries and the extended geographic regions where they may be located. Additionally, from time to time, we have placed loose moissanite jewels and finished jewelry inventory with select international distributors on a consignment basis. Notwithstanding the impact of the ongoing worldwide pandemic, we continue to evaluate our channel strategy for international distributors, which may result in a change to our historical international distributor methods and strategic partners. A portion of our international sales consists of finished jewels sold internationally that may be re-imported to U.S. retailers.

For a discussion of our largest customers for the fiscal years ended June 30, 2022 and 2021, see Note 14 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

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

Moissanite’s beauty is objectively derived from its refractive index, which is higher than that of any other gemstone, including diamond. And its hardness is greater than all minerals, and all known gemstone materials with the exception of diamond. As a result, moissanite jewels, like diamonds, can be cut with sharp, well-defined, and highly polished facets that accentuate their brilliance and fire. The cutting specifications (i.e., facet arrangement and proportion) for moissanite jewels are different than any other gemstone and designed to maximize the brilliance and fire of the underlying raw material.

We evaluate the finished gems to exacting standards with automated video-imaging equipment using internal and independent third-party certified gemologists. Due to the rare natural occurrence of moissanite and both the proprietary and technical limitations in producing mass quantities of gem-grade moissanite, we believe that moissanite is among the rarest of jewels.

The following table compares the physical properties of our created moissanite jewels with other fine gemstone materials, including lab grown diamonds:

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

Lab Grown Diamond

Lab grown diamond materials have been synthesized since the early 1940s and eventually made their way into industrial applications during the next decade. Originally, this process was used mainly for producing diamond products used in industrial applications such as for diamond-tipped drill bits and commercial-grade abrasives as well as products used for unique specialized surgical equipment within the medical field. In 1955, scientists discovered a way to duplicate the conditions in a laboratory setting under which diamonds may be naturally developed. Inside a high-pressure cell, carbon atoms are subjected to intense levels of heat and pressure, until the atoms grow and crystalize on seed crystals as a man-made diamond. More recently, an advanced technological method for creating diamonds, known as chemical vapor deposition, or CVD, mimics the method of natural diamond formations. CVD uses extreme pressure and a heated mixture of methane and hydrogen gasses to produce gemstone quality lab grown diamonds that are used in the fine jewelry industry. Lab grown diamonds may be cut and polished in the same manner as natural diamonds, producing identically optical, physical, and chemical properties as their mined diamond counterpart. The gemstone physical properties table set forth above denotes the range of physical attributes that are consistent for both mined and lab grown diamonds.

Many misconceptions exist surrounding lab grown diamonds. The most-asked question we receive regarding lab grown diamonds is whether or not lab grown diamonds are considered to be real diamonds. In response to this question, we unequivocally believe that lab grown diamonds are 100% real. We contend that the main difference between lab grown diamonds and those that are mined is simply the origin of the diamond itself. The critical characteristics of a diamond, those being its appearance, its chemical composition, and its physical properties are exactly the same in both a diamond that is mined versus one that is grown in a laboratory. A lab grown diamond can only be distinguished from natural diamonds using specialized equipment that can detect the minor differences in trace elements and crystal growth.

Products and Product Development

Moissanite Jewels

Historically, we primarily sold legacy moissanite jewels including Forever Classic™ and Forever Brilliant®. In 2015, we announced availability of our premier product, the first colorless moissanite jewel, Forever One™, which grades from colorless (D-E-F) to near-colorless (G-H-I) using the GIA’s color grading scale. With the sales growth we experienced from this product launch, we have continued to expand our Forever One™ product line with additional shapes and sizes. Today, we offer Forever One™ in more than 30 cuts, and a multitude of sizes ranging from melee accent stones as small as 0.002 carats to gemstones up to 6.13 carats, and our Exotics line of products that are as large as 15.55 carats diamond equivalent weight, or DEW.

In 2018, we announced the availability of a new grade of gemstone, Moissanite by Charles & Colvard®. We believe that, with the exception of our own colorless moissanite jewel, Forever One™, our latest gemstone, is a cut above other moissanite on the market. The distinction between Forever One™ and Moissanite by Charles & Colvard® is made through our applied expertise throughout the design and manufacturing process summarized below and described in more detail in “Manufacturing and Quality Assurance”. We believe that due to the discerning approach we take to ensure the quality of Forever One™, it remains far above any other comparable gemstone offering available today. By closely evaluating clarity, color, and cut, we are able to determine which gemstones meet our quality standards for Forever One™, and those that fit within one of the classifications for our multiple grade Moissanite by Charles & Colvard® gemstones.

Our manufacturing process starts with SiC material primarily manufactured by Wolfspeed through its patented process. This proprietary growing process creates a SiC material that is nearly free of micropipes – a type of inclusion sometimes found in lab-grown SiC material. However, based on the terms of the amended Supply Agreement with our strategic partner, we are permitted to purchase certain amounts of SiC materials from third parties under limited conditions. Either way, the SiC material comes to us as a boule, or a formed mass, that has the atomic structure of a single crystal. After beginning our manufacturing process, each boule is carefully inspected by our certified gemologists to ensure it meets our minimum standards for Charles & Colvard Created Moissanite® gemstones, including those for clarity and color grades. The products that meet appropriate minimum quality standards move forward on the journey to become our Charles & Colvard Created Moissanite® gemstones. From this point, as the product continues to move through our manufacturing process, it is subjected to further processing steps, such as cutting, faceting, and finishing. At the end of our manufacturing process, it’s the clarity and color designation, coupled with further inspection by our certified gemologists regarding the quality levels of the cutting, faceting, and finishing processes, that will ultimately determine if the product becomes one of our premier Forever One™ gemstones or one of our multiple grade Moissanite by Charles & Colvard® gemstones.

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

Source of Moissanite Raw Material

Our moissanite jewels are made from gem-grade SiC crystals. Our primary supplier of SiC crystals is Wolfspeed with which we have certain exclusive supply rights for SiC crystals to be used for gemstone applications. In addition, based on the terms of the Supply Agreement with Wolfspeed, as amended, described below, we are permitted to purchase certain amounts of SiC materials from third parties under limited conditions. We source the metals used for our finished jewelry, including white, yellow, and rose gold, platinum, tantalum, titanium, and sterling silver, from a number of domestic and international manufacturers located in the U.S., China, India, Mexico, Costa Rica, Hong Kong, Vietnam, or Portugal. In line with our goal of providing socially and ethically sourced products, we require suppliers to adhere to our stringent supplier guidelines, as well as to certify that their gold and tantalum are coming from conflict free sources and that all precious metals supplied to us are responsibly sourced.

Exclusive Supply Agreement with Wolfspeed

On December 12, 2014, we entered into an exclusive supply agreement, or the Supply Agreement, with Wolfspeed, Inc., or Wolfspeed, formerly known as Cree, Inc., which superseded and replaced our prior agreement with Wolfspeed. Under the Supply Agreement, subject to certain terms and conditions, we agreed to exclusively purchase from Wolfspeed, and Wolfspeed agreed to exclusively supply 100% of our required SiC materials in quarterly installments that must equal or exceed a set minimum order quantity. The initial term of the Supply Agreement was scheduled to expire on June 24, 2018. Effective June 22, 2018, the Supply Agreement was amended to extend the expiration date to June 25, 2023. The Supply Agreement was also amended to (i) provide us with one option, subject to certain conditions, to unilaterally extend the term of the Supply Agreement for an additional two-year period following expiration of the initial term; (ii) establish a process by which Wolfspeed may begin producing alternate SiC material based on our specifications that will give us the flexibility to use the materials in a broader variety of our products; and (iii) permit us to purchase certain amounts of SiC materials from third parties under limited conditions. On August 26, 2020, the Supply Agreement was further amended, effective June 30, 2020, to extend the expiration date to June 29, 2025, which may be further extended by mutual written agreement of the parties. The Supply Agreement was also amended to, among other things, (i) spread our total purchase commitment under the Supply Agreement in the amount of approximately $52.95 million over the term of the Supply Agreement, as amended; (ii) establish a process by which Wolfspeed has agreed to accept purchase orders in excess of the agreed-upon minimum purchase commitment, subject to certain conditions; and (iii) permit us to purchase revised amounts of SiC materials from third parties under limited conditions.

We believe that our Supply Agreement with Wolfspeed, which holds the U.S. patent for micropipe-free silicon carbide material and the related method of manufacture, provides us a superior quality core material above all other moissanite and one that possesses an unrivaled level of gemstone clarity. We also believe that the terms and conditions contained within the amended Supply Agreement are overall more favorable when compared with those in the Supply Agreement prior to the amendments. Our total purchase commitment under the Supply Agreement, as amended, until June 2025 is approximately $52.95 million, of which approximately $26.55 million remains to be purchased as of June 30, 2022.

For more information regarding the second amendment to our Supply Agreement, executed on August 26, 2020, see Note 10 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

Lab Grown Diamonds

In September 2020, we announced our expansion into the lab grown diamond product market business with the launch of Caydia®, an exclusive brand of premium lab grown diamonds. Our Caydia® lab grown diamonds are hand selected by our GIA certified gemologists to meet Charles & Colvard’s standards and validated by independent third-party experts. Our Caydia® lab grown diamonds are available currently in E, F, and G color grades (based on the GIA’s color grading scale) with a minimum clarity in accordance with the GIA’s VS1 clarity classification along with excellent cut, polish, and symmetry. All of our Caydia® lab grown diamonds are set with responsibly sourced precious metals.

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

Sources of Lab Grown Diamond Raw Material

Our premium lab grown diamonds are made by a select group of third-party manufacturers from what we believe is the most technologically advanced method for laboratory created gemstone quality diamonds used in the fine jewelry industry. We purchase our lab grown diamonds from established foreign and domestic suppliers that comprises a supply chain, which we believe has proven to meet our rigid and quality certified standards and timelines to meet our inventory supply needs. We source the metals used for finished jewelry set with our Caydia® lab grown diamonds, including white, yellow, and rose gold, platinum, tantalum, titanium, and sterling silver, from a number of domestic and international manufacturers located in the U.S., China, India, Mexico, Costa Rica, Hong Kong, Vietnam, Thailand, or Portugal. In line with our goal of providing socially and ethically sourced products, we require suppliers to adhere to our stringent supplier guidelines, as well as to certify that their gold and tantalum are coming from conflict free sources and that all precious metals supplied to us are responsibly sourced.

Intellectual Property

We have certain trademarks and pending trademark applications that support our moissanite and lab grown diamond branding strategy. In addition, we have certain issued design patents that we believe will differentiate our products in the jewelry industry. Previously, we held several U.S. product and production process patents for moissanite jewels that expired in 2015. We also held these same patents in 25 foreign jurisdictions, primarily across Asia and Europe, that expired in 2016, with one in Mexico that expired in Fiscal 2021. Since the expiration of our patents, we have noted new providers of moissanite entering the market. We know how challenging it is to create high-quality moissanite and anticipate it will take emerging providers significant time and investment to bring meaningful and competitive products to market. As we experienced ourselves, achieving the capacity to consistently produce a high-quality moissanite product at mass scale requires a careful balance of SiC-specific faceting skills and a well-tuned global supply chain. Therefore, in the foreseeable future, we do not anticipate significant direct moissanite competition in our superior quality gemstone ranges with consistent sufficient production volumes.

Our success and our ability to compete successfully depends in part upon our proprietary technology. In addition to our design patents, we rely on trade secret laws and employee, consultant, and customer confidentiality agreements to protect certain aspects of our technology. We currently are not subject to any claims that our products or processes infringe on the proprietary rights of third parties. At the present time, we are also dependent on Wolfspeed’s technology for the production of SiC crystals.

Manufacturing and Quality Assurance

Moissanite Jewels

The production of Charles & Colvard Created Moissanite® jewels is an elaborate process developed over a number of years of collaborative research and development, acquired and learned knowledge from scientists, and considerable investment expense.

The key steps involved in the manufacturing processes of our moissanite jewels are as follows:

Growing Gem-Grade Raw SiC Crystals. SiC crystal growth suitable for gem-grade usage at commercial quantities is proprietary both in design and in operational methodology. Wolfspeed has grown the majority of our SiC crystals in accordance with the terms of the Supply Agreement. We routinely evaluate the yield and quality of saleable moissanite jewels from SiC crystals. The yield of saleable jewels from each crystal is one of the most significant factors affecting the volume and cost of moissanite jewels available for sale. Yield is dependent on the quality of the crystals, and variations in crystal quality can adversely affect our gross margin percentage.

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

Inspecting, Sorting, and Grading. Like other gemstones, each faceted moissanite jewel greater than 3.5 millimeters in size is individually graded against established master standards using our specially trained personnel. Additionally, as part of our overall quality assurance program, a representative sample from each batch of jewels is submitted to an image analyzer to ensure critical angles and other attributes designed to maximize moissanite’s optical properties are consistently maintained. This phase of manufacturing is relatively labor-intensive and requires skills not readily available in the general work force. In the future, we may elect to outsource certain portions of this stage of the manufacturing process to independent third parties that we will require to adhere to our rigorous quality control and monitoring standards.

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

All procured finished jewelry components are sourced from our approved suppliers, and each finished jewelry item is jobbed and/or tracked by stock keeping unit, or SKU, utilizing our enterprise resource planning system. The components of moissanite finished jewelry comprised in each job are then manufactured into finished jewelry by assemblers either in the U.S. or internationally in China, India, Mexico, Costa Rica, Hong Kong, Vietnam, Thailand, or Portugal. We are continuously working with our existing manufacturing partners, as well as identifying new manufacturing partners, to expand our assortments and efficiencies.

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

Lab Grown Diamonds

To ensure a premium lab grown diamond product standard, the quality assurance process for our purchased Caydia® gemstones, which are 0.5 Carat Total Weight, known as CTW, and above, are individually hand selected by our GIA certified gemologists to meet our strict and uncompromising quality standards. The product quality and gemstone physical characteristics of each lab grown diamond we purchase are also validated by independent third-party gemology experts. Each lab grown diamond is accompanied by an official document that contains a unique prescribed and registered serial number that denotes such certification of qualification and authenticity.

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

All procured finished jewelry components featuring our Caydia® lab grown diamonds are sourced from our approved suppliers, and each finished jewelry item is jobbed and/or tracked by SKU utilizing our enterprise resource planning system. The components of our Caydia® lab grown diamonds finished jewelry comprised in each job are then manufactured into finished jewelry by assemblers either in the U.S. or internationally in China, India, Mexico, Costa Rica, Hong Kong, Vietnam, Thailand, or Portugal. We are continuously working with our existing manufacturing partners, as well as identifying new manufacturing partners, to expand our assortments and efficiencies.

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

Competition

As competitive moissanite and lab grown diamonds expand and grow their global market presence, we believe that it is important to affirm Charles & Colvard’s leadership position as a provider of what we consider is the premier worldwide moissanite gemstone as well as an exclusive brand of premium lab grown diamonds. Moving forward, we also believe that we are well positioned to further establish our presence for both of our product lines in the worldwide emerging markets. We believe our leadership position in these global markets is a product of more than 25 years of moissanite innovation and as a purveyor of fine jewelry.

Accordingly, we believe our competitive advantage is bolstered by the following strengths:

•
With our Forever One™ gemstones, we believe that we have achieved a level of perfection that is rarely seen in any gemstone – featuring colorless grades with an innovative cut that we believe reveals optical properties unrivaled by any other jewel. This pinnacle of our legacy production process is the result of continual improvement and a demonstration of our artisan craftsmanship. Additionally, with our Moissanite by Charles & Colvard® gemstones we have brought forward what we believe to be a price-conscious alternative to competitive moissanite that we also believe exceeds the quality of competitive moissanite, specifically in terms of clarity, as well as in cut and polish. The distinction between Forever One™ and Moissanite by Charles & Colvard® is made through our applied expertise throughout the design and manufacturing processes and the discerning approach we believe we take to ensure the quality of Forever One™ remains above any other offering available today. By closely evaluating clarity, color, and cut, we are able to determine which gemstones meet our exemplary standards for Forever One™ and those that should bear the Moissanite by Charles & Colvard® name.

•
With our success in developing and promoting Caydia®, our exclusive brand of lab grown diamonds, since September 2020 we believe that we have been able to demonstrate that we are able to successfully integrate and market these premium gems into fine jewelry finished products.

•
With an exclusive SiC crystal Supply Agreement with Wolfspeed, which holds the U.S. patent for micropipe-free silicon carbide material and the related method of manufacture, we believe this core raw material empowers Charles & Colvard at a level that allows us to rise above all other moissanite products with an unrivaled level of gemstone clarity.

•
With our mature and innovative supply chain, while we have experienced instances of suppliers and certain vendors in China still temporarily closing their operations, delaying order fulfillment needs or limiting their production as a result of the impact of the COVID-19 pandemic, we utilize alternative supply arrangements with partners whose businesses were able to successfully navigate the impact of the ongoing pandemic. Accordingly, we believe that we have remained able to seamlessly manage the complex manufacturing process of our moissanite gemstones, meet the marketing demand and distribution needs of our lab grown diamond product line, and the varied finished jewelry options featuring both of these lab created gemstones that we deliver to a global audience.

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

•
With an established global distribution network encompassing our own ability and that of our retail business partners, and notwithstanding the ongoing impact of the COVID-19 pandemic in certain regions, we continue to believe that we have optimized this network for timely delivery of our products from unique consumer orders to bulk distribution orders.

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

•	The ability to understand our consumer market segment and effectively sell a compelling value proposition to that market, which leads successfully to converted customers;

•	Our ability to continue our relationship with Wolfspeed in order to sustain our supply of high-quality SiC crystals;

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

However, we are seeing a grade of moissanite material reaching the market that exhibits a lower color rating and/or lesser cut, clarity and polish standard compared to our Forever One™ gemstone. This inferior product is coming to market at competitive price points, and we have subsequently been experiencing downward pricing pressures from price-sensitive purchasing channels. In 2018, we entered this market with a value line of moissanite to compete directly with these lower grade moissanite products. Our product line, known as Moissanite by Charles & Colvard®, is a competitively priced line of gemstones that is fashioned from the same core material as our other created moissanite products. Finished gemstones that do not meet our grading standards for Forever One™ – but do meet our specifications for gemstones worthy of carrying the Charles & Colvard name – are offered to the market at a value priced option. For the fiscal year ended June 30, 2022, approximately 13% of our revenue was generated from Moissanite by Charles & Colvard® gemstones and finished jewelry. We believe this percentage of revenue is validating the market for this value-priced product line.

Competing with Lab-Grown Diamonds

Lab-created diamond material has been synthesized since the early 1940s and made its way into industrial processes by the 1950s. Common applications such as diamond-tipped drill bits and abrasive processes led the way, followed by uses in solid-state electronics. In more recent years, lab grown diamonds have become accepted as a form of gemstone with companies such as VRAI by Diamond Foundry, Pure Grown Diamonds, Clean Origin LLC, and Lab Diamonds Direct gaining notoriety in the market.

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

Since our entry into the lab grown diamond space, we have experienced growing traffic and interest in Charles & Colvard from the ongoing attention around lab-created gemstones. We may face future price point and consumer related demand pressures from the lab grown diamond industry. However, depending on gemstone quality, with current moissanite pricing averaging between 5% and 10% of mined diamond gemstones and between 20% and 25% of lab grown diamonds, we believe that for the foreseeable future we will continue to be able to serve and thrive in this segment of the market.

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

According to his November 2021 report, Paul Zimnisky, a leading global diamond industry analyst based in New York City, predicts lab grown diamonds will comprise 12% of the diamond jewelry market by 2025. This market share, according to Mr. Zimnisky’s November 2021 report, is up from 8% from 2021 and only 3% in 2018 when DeBeers entered the lab grown diamond market.

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

Competing in the Finished Jewelry Space

The global fine jewelry market competition is fierce. Such well-known jewelry designers and manufacturers as Brilliant Earth Group, Inc., James Allen®, VRAI by Diamond Foundry, and Blue Nile Inc., among others, have a variety of jewelry collections featuring diamond and other precious and semi-precious gemstones, and enjoy strong brand recognition and a loyal consumer following. It is notable that Blue Nile Inc. has recently signed an agreement to be acquired by Signet Jewelers Limited, or Signet, one of the world’s largest fine jewelry retailers, in a transaction that is expected to close during Signet’s third fiscal quarter ending October 29, 2022. All of these companies with whom we compete have greater financial resources than we do to develop and market their products.

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

Competing with Lab Grown Diamond Retailers

Our primary competitors in the lab grown diamond retail market are Brilliant Earth Group, Inc., James Allen®, VRAI by Diamond Foundry, and Clean Origin LLC. Our offerings are curated to remove the complexity from the diamond buying process by selling only what we believe to be higher quality lab grown diamonds set in our finished jewelry products. Many of these competitors offer a wider quality grade range of lab grown diamonds which are sold separately from those set with lab grown diamonds in finished jewelry. We believe that our pricing strategy remains competitive based on the quality of the Caydia® lab grown diamonds that we offer and sell.

Working Capital Practices

Our primary source of working capital is cash on hand and cash generated by our operations. As global and U.S. economic activity continues evolving in response to the ongoing COVID-19 pandemic, the risk of constraints on our cash and working capital, including experiencing potential liquidity challenges, remains in the forefront of our working capital management practices. Despite our cost-saving efforts, many business and operating expenses, particularly those in connection with fuel and transportation costs and the resulting impact on our freight expenses, have continued to rise. Cash flow management will remain crucial for our business in the months ahead and we intend to monitor fluctuations in our revenues that could impact our ongoing cash flow from operations. We expect to remain proactive in managing our inventory levels given the uncertainty in the worldwide supply chain and the effects of increased inflation rates, which may also place further demands on our level of working capital. Because we have quarterly minimum purchase commitments under the Supply Agreement, we may be required to purchase SiC materials in excess of our immediate needs from time to time, which may result in inventories that are higher than we might otherwise maintain.

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

Our returns policy for consumers on our charlesandcolvard.com and moissaniteoutlet.com websites provides for the return of purchases for any reason generally within 30 days, respectively, of the shipment date. Our returns policy for all other customers allows for the return of moissanite jewels, lab grown diamonds, and finished jewelry for credit generally within 30 days of shipment if returned for a valid reason. We have established an allowance for returns based on our historical return rate, which takes into account any contractual return privileges granted to our customers. Periodically, we ship loose gemstones and finished jewelry goods inventory to Traditional segment customers on consignment terms. Under these terms, the customer assumes the risk of loss and has an absolute right of return for a specified period that typically ranges from six months to one year.

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

Human Resources Capital

As of August 26, 2022, we had a total of 60 employees, 59 of whom were full-time and 1 of whom was part-time. None of our employees are represented by a labor union and we believe that our employee relations are good.

Directors and Executive Officers of Charles & Colvard, Ltd.

The members of our current Board of Directors are the following:

Neal I. Goldman
Chairman of the Board of Directors of Charles & Colvard, Ltd.; President of Goldman Capital Management, Inc., an investment advisory firm.

Anne M. Butler
Chief Executive Officer of Butler Advisors, a consulting firm specializing in strategic and operational advisory services to private equity, venture capital, and institutional investors on direct selling acquisition and management.

Benedetta I. Casamento
Business Consultant specializing in finance, business operations, and financial planning and analysis.

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

Risks Related to our Operations

Our business and our results of operations could be materially adversely affected as a result of general economic and market conditions. Our business, including our sales volumes and overall profitability, depends on consumer demand for our products and could be adversely impacted by general economic conditions, declines in consumer confidence and consumer disposable income, rising energy and fuel prices, increasing freight costs, recession and fears of recession, consumer debt levels, increased interest rates, higher tax rates, and rising inflation rates. Our business could also be adversely impacted by possible disruptions in global financial markets, including severely diminished liquidity and credit availability, declines in economic growth, increased unemployment levels, and uncertainty about economic stability, including the increased risk of global trade tensions and geopolitical unrest such as the current conflict between Russia and Ukraine, and domestic political and geopolitical instability. We are unable to predict the likely duration and severity of the effects of these disruptions in the financial markets and the adverse domestic and global economic conditions, and if these economic conditions deteriorate, our business and results of operations could be materially and adversely affected.

Unfavorable economic conditions may lead consumers to delay or reduce purchases of our products and services and consumer demand for our products and services may not grow as we expect. The consequences of such adverse effects could also include interruptions or delays in our suppliers’ performance of our contracts, reductions and delays in customer purchases, delays in or the inability of customers to obtain financing to purchase our products, and bankruptcy of customers or suppliers. Prolonged or pervasive economic downturns could also slow the pace of any planned future showroom openings that we may have going forward.

Luxury products, such as fine jewelry, are discretionary purchases for consumers. Recessionary economic cycles, higher interest rates, higher tax rates, higher fuel and energy costs, higher freight costs, higher inflation rates, higher levels of unemployment, adverse conditions in the residential real estate and mortgage markets, tighter access to consumer credit, increased consumer debt levels, unsettled financial markets, and other economic factors that may affect consumer spending or buying habits could materially and adversely affect demand for our products. In addition, volatility in the financial markets has had and may continue to have a negative impact on consumer spending patterns. A reduction in consumer spending or disposable income may affect us more significantly than companies in other industries and could have a material adverse effect on our business, results of operations, and financial condition.

Our future financial performance depends upon increased consumer acceptance, growth of sales of our products, and operational execution of our strategic initiatives. We believe that most consumers are not generally aware of the existence and attributes of moissanite jewels and lab grown diamonds and that the consumer market for moissanite jewels, lab grown diamonds, and finished jewelry featuring both moissanite and lab grown diamonds remains in the early stages of development and consumer acceptance. The degree of future market acceptance and demand is subject to a significant amount of uncertainty. Our future financial performance will depend, in part, upon greater consumer acceptance of moissanite jewels and lab grown diamonds as an ethically sourced, affordable, luxurious alternative to other gemstones, such as a mined diamond, and our ability to develop brands and execute strategic initiatives, particularly in our Online Channels segment, to grow our sales and operating income. As we execute our strategy to build and reinvest in our business, significant expenses and investment of cash will be required going forward and this may adversely affect our operating income. If we are unable to execute and achieve desired revenue levels, we may adjust our strategic initiatives in response to the results of our investments.

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

•	Our ability to understand our consumer market segment and effectively market to them a compelling value proposition that leads to converted customers;

•	Our ability to continue our relationship with Wolfspeed in order to sustain our supply of high-quality SiC crystals;

•
The continued willingness and ability of our jewelry distributors and other jewelry suppliers, manufacturers, and designers to market and promote Charles & Colvard Created Moissanite® and Caydia® to the retail jewelry trade;

•
The continued willingness of distributors, retailers, and others in our distribution channels to purchase loose Forever One™, Moissanite by Charles & Colvard®, and Caydia® as well as their continued willingness of manufacturers, designers, and retail jewelers to undertake setting of the loose jewels;

•	Our continued ability and the ability of jewelry manufacturers and retail jewelers to set loose moissanite jewels and lab grown diamonds in finished jewelry with high-quality workmanship; and

•	Our continued ability and the ability of retail jewelers to effectively market and sell finished jewelry featuring moissanite and lab grown diamonds to consumers.

The effects of COVID-19 and other potential future public health crises, epidemics, pandemics or similar events on our business, operating results, and cash flows are uncertain. The global outbreak of the novel strain of coronavirus, known as COVID-19, was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government in March 2020. The pandemic has and continues to negatively affect the U.S. and global economy. In response to this pandemic, federal, state, county and local governments and public health organizations and authorities around the world from time to time implemented a variety of measures intended to control the spread of the virus including quarantines, “stay-at-home” orders, travel restrictions, business limitations and closures, social distancing, vaccine, and hygiene requirements. While some of these measures have been lifted or eased in certain jurisdictions, other jurisdictions – most recently in China – have seen increases in new COVID-19 cases in recent periods, resulting in restrictions being reinstated or new restrictions being imposed. There continues to be considerable uncertainty regarding such measures and potential future measures. These measures have adversely affected workforces, customers, economies, and global supply chains, and resulted in significant travel and transport restrictions. It has also disrupted the normal operations of many businesses, including ours.

The COVID-19 pandemic continues to present business challenges primarily driven by the emergence of the Omicron variant in November 2021 with a resulting increase in worldwide COVID cases in early 2022. This variant has since split into divergent sub-lineages which now dominate worldwide and U.S. viral infections. We continue to experience impacts related to COVID-19, primarily in increased coronavirus-related costs, delays in supplier deliveries, travel restrictions, site access and quarantine restrictions, employee absences, remote work, and adjusted work schedules. If governmental or executive orders are reinstated, or new mandates implemented, that result in business suspensions, it is uncertain to what extent compliance with any such mandates could result in adverse impacts for us or our suppliers. If the adverse impacts are significant for us or our suppliers, our operations and ability to execute on our business strategy could be adversely affected. The ultimate impact of COVID-19 on our operational and financial performance in future periods, including our ability to execute components of our business strategy in their expected timeframes, remains uncertain and will depend on future pandemic-related developments, including the duration of the pandemic, potential subsequent waves of COVID-19 infection or potential new variants, such as the emergence of the Omicron subvariant BA.5, which has proven to be more vaccine-resistant than its previously more-evasive predecessor, and is currently accounting for principally all increased infection rates worldwide and across the U.S. The ultimate impact of COVID-19 on our business will also depend upon the effectiveness and adoption of COVID-19 vaccines, boosters, and therapeutics, supplier impacts, and related government actions to prevent and manage disease spread, including the implementation of any federal, state, local or foreign vaccine mandates, all of which are uncertain and cannot be predicted.

The extent to which the COVID-19 pandemic impacts us will depend on numerous evolving factors and future developments that are uncertain and that we are not able to predict at this time. These factors include: the severity, duration and scope of the pandemic and the governmental, business, individual and other actions taken in response thereto; the effect on our suppliers and distributors, and disruptions to the global supply chain; the impact on global economic activity, including any impact resulting from current geopolitical unrest; the effect on consumer demand and purchasing behavior in our Online Channels segment, the extent and duration of the impact on Traditional segment partner confidence and order placements; the effect as pandemic-related restrictions are curtailed or lifted, remote working declines and discretionary spending patterns shift and our ability to timely and effectively respond to any resulting decreases or increases in demand; the effect of any closures or other changes in operations of our and our suppliers’ and distributors’ facilities; the health of and the effect on our employees and our ability to meet staffing needs in our manufacturing and distribution facility and other critical functions, particularly if employees become ill, are quarantined as a result of exposure or are reluctant to show up for work; our ability to sell our products worldwide and provide customer support, including as a result of travel restrictions or disruptions to transportation, including reduced availability of ground, sea or air transport; the ability of our distributors, retailers, third party customers and consumers to pay for our products; the effect of the fair value measurement of certain assets or liabilities; the effect on our ability to access capital on favorable terms and continue to meet our liquidity needs; and the diversion of management as they focus on the short- and long-term ramifications of the pandemic.

Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession, including that from current geopolitical unrest, that has occurred or may continue for the foreseeable future. The COVID-19 pandemic could also exacerbate or trigger other risks discussed in this Annual Report on Form 10-K, any of which could have a material and adverse effect on our business, results of operations, and financial condition. Additionally, any comparisons of our financial results for the financial reporting periods of our fiscal year ended June 30, 2022 (or future financial reporting periods) to previous financial reporting periods may not be a useful means by which to evaluate the health of our business and our results of operations because of the pandemic’s broad and significant but non-uniform impact to our business.

We continue to monitor the pandemic, have actively implemented updated policies and procedures to address the current business and economic environment, and may adjust our current policies and procedures as more information and guidance become available to address the ongoing and evolving situation. We cannot at this time predict the full impact of the COVID-19 pandemic, but we anticipate that the COVID-19 pandemic and other potential future public health crises, epidemics, pandemics, or similar events, are likely to continue to impact our business, financial condition, results of operations, and cash flows in the fiscal year ending June 30, 2023.

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

We have previously relied on our patent rights and other intellectual property rights to maintain our competitive position. Our U.S. product and method patents for moissanite jewels expired in 2015 and most of our patents in foreign jurisdictions expired in 2016 with one in Mexico that expired in 2021. Since the expiration of our product and method patents we have noted new providers of moissanite and competitive products entering the market. We will continue to rely on our carefully executed brand awareness and digital marketing campaigns to build our consumer relationships and maintain our competitive position going forward. If, however, we are unable to successfully build strong brands for our moissanite jewels, lab grown diamonds, and finished jewelry featuring moissanite and lab grown diamonds or competition grows faster than expected, we may not have commercially meaningful protection for our products or a commercial advantage against our competitors or their competitive products or processes, which may have a material adverse effect on our business, results of operations, and financial condition.

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

Breaches of our technology systems, whether from circumvention of security systems, denial-of-service attacks or other cyber-attacks, hacking, “phishing” attacks, computer viruses, ransomware or malware, employee or insider error, malfeasance, social engineering, vendor software supply chain compromises, physical breaches or other actions, have and may result in manipulation or corruption of sensitive data, material interruptions or malfunctions in our websites, applications, data processing and certain products and services, or disruption of other business operations. Furthermore, any such breaches could compromise the confidentiality and integrity of material information held by us (including information about our business, employees, or customers), as well as sensitive information, the disclosure of which could lead to identity theft. Breaches of our product services that rely on technology and internet connectivity can expose us to product and other liability risk and reputational harm. Measures that we take to avoid, detect, mitigate, or recover from material incidents may be insufficient, circumvented, or may become ineffective.

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

Constantly evolving privacy regulatory regimes are creating new legal compliance challenges. Domestic and international privacy and data security laws are complex and changing rapidly. There are a variety of laws and regulations, including regulation by federal government agencies, including the Federal Trade Commission, or FTC, and state and local agencies. In addition to federal laws such as §5 of the Federal Trade Commission Act, the Gramm-Leach-Bliley Act, and the Fair Credit Reporting Act, certain states have also enacted laws regulating companies’ collection, use, and disclosure of personal information and requiring the implementation of reasonable data security measures. Various laws across states and U.S. territories also require businesses to notify affected individuals, governmental entities, and/or credit reporting agencies of certain security breaches affecting personal information. International privacy laws, including in Canada and the European Union, or E.U., pose further challenges. These domestic and international laws are not consistent, and compliance with these laws in the event of a widespread data breach would be complex and costly.

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

We are subject to certain risks due to our international operations, distribution channels, and vendors. We have continued to expand our direct international sales operations, with international net sales accounting for approximately 5% of total consolidated net sales during Fiscal 2022. We also currently have numerous international wholesale distributors and retail sales channels covering portions of Canada, the U.K., Western Europe, Australia and New Zealand, Southeast Asia, the Middle East, and China. In addition, we use certain companies based outside the U.S. to facet our moissanite jewels and to manufacture finished jewelry. We plan to continue to increase marketing and sales efforts and anticipate expanding our direct international sales in addition to continuing to serve international distributors. Any international expansion plans we choose to undertake will increase the complexity of our business, require attention from management and other personnel and cause additional strain on our operations, financial resources and our internal financial control and reporting functions. Further, our expansion efforts may be unsuccessful as we have limited experience selling our products in certain international markets and in conforming to the local cultures, standards or policies necessary to successfully compete in those markets. In addition, we may have to compete with retailers that have more experience with local markets. Our ability to expand and succeed internationally may also be limited by the demand for our products, the ability to successfully transact in foreign currencies, the ability of our brand to resonate with consumers globally and the adoption of online or Internet commerce in these markets. Different privacy, censorship and liability standards and regulations, and different intellectual property laws in foreign countries may also prohibit expansion into such markets or cause our business and results of operations to suffer. Through our planned international expansion and our continued reliance on development of foreign markets and use of foreign vendors, we are subject to the risks of conducting business outside of the U.S.

These risks include the following:

•
the adverse effects on U.S.-based companies operating in foreign markets that might result from war; terrorism; changes in diplomatic, trade, or business relationships (including labor disputes); or other political, social, religious, or economic instability;

•
an outbreak of a contagious disease, such as COVID-19 and other potential future public health crises, which may cause us or our distributors, vendors, or customers to temporarily suspend our or their respective operations in the affected city or country;

•	the continuing adverse economic effects of any global financial crisis;

•	unexpected changes in, or impositions of, legislative or regulatory requirements;

•	delays resulting from difficulty in obtaining export licenses;

•	international regulatory requirements, tariffs and other trade barriers and restrictions, including the consequences of U.S. or international led tariff actions;

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

In particular, there is currently significant uncertainty about the future relationship between the U.S. and various other countries, with respect to trade policies, treaties, government regulations, and tariffs. For example, the recent imposition of tariffs and/or increase in tariffs on various products by the U.S. and other countries, including China and Canada, have introduced greater uncertainty with respect to trade policies and government regulations affecting trade between the U.S. and other countries, and new and/or increased tariffs have subjected, and may in the future subject, us to additional costs and expenditure of resources. Major developments in trade relations, including the imposition of new or increased tariffs by the U.S. and/or other countries, and any emerging nationalist trends in specific countries could alter the trade environment and consumer purchasing behavior which, in turn, could have a material effect on our financial condition and results of operations. The U.S. and China signed a contingent trade deal to reduce planned tariff increases. However, because of the current geopolitical unrest in eastern Europe and the apparent Chinese-Russian alliance, concerns over the stability of these bilateral trade relations continue to exist, and in some cases, have heightened in 2022.

Separately, with the U.K.’s exit from the E.U. in January 2020, known as Brexit, the ongoing uncertainties of the trading relationship between the U.K. and the E.U. have yet to be completely realized and the ultimate outcome and long-term impacts for the U.K. and Europe remain uncertain. Ongoing changes and uncertainties related to Brexit, including trade frictions and Britain’s high inflation rate, continue to subject us to heightened trade risks in that region. In addition, disruptions to trade and free movement of goods, services, and people to and from the U.K., disruptions to the workforce of our business partners, increased foreign exchange volatility with respect to the British pound, and additional legal, political and economic changes also subject us to further uncertainty in the region. If these actions impacting our international distribution and sales channels result in increased costs for us or our international partners, such changes could result in higher costs to us, adversely affecting our operations, particularly as we expand our international presence.

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

We are currently dependent on a limited number of distributor and retail partners in our Traditional segment for the sale of our products. A significant portion of the moissanite jewels and finished jewelry featuring moissanite that we sell are distributed through a limited number of distributors and retail partners in our Traditional segment, and therefore, we are dependent upon these companies for distribution of our products. Our three largest customers collectively accounted for approximately 31% of our net sales during each of the fiscal years ended June 30, 2022 and 2021, respectively. As we continue to build our finished jewelry business, we anticipate in the near term that a significant portion of the moissanite jewels and finished jewelry featuring moissanite that we sell through our Traditional segment will continue to be to a limited number of distributors and retailers.

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

Seasonality of our business may adversely affect our net sales and operating income. Sales in the retail jewelry industry are typically seasonal due to increased consumer purchases during the calendar year-end holiday season. Because historically we have primarily sold our loose moissanite jewels and finished jewelry featuring moissanite at wholesale pricing to distributors, manufacturers, and retailers, our sales to support the holiday season have largely taken place during the third and beginning of the fourth calendar quarters, depending on the sales channel and the level of advance planning and production our customers undertook. As sales of our finished jewelry featuring moissanite and lab grown diamonds to retailers and directly to consumers increase, both in dollars and as a percentage of total sales, our results for the three months in the calendar quarter ending December 31 of each year may depend upon the general level of retail sales during the holiday season as well as general economic conditions and other factors beyond our control. In anticipation of increased sales activities during the three months in the calendar quarter ending December 31 of each year, we may incur significant additional expenses and increases in our finished jewelry inventory levels to support expected sales in the second half of the calendar year.

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

Our operations could be disrupted by natural disasters. We conduct substantially all of our activities, including executive management, manufacturing, packaging, and distribution activities, at one central North Carolina location.  Although we have taken precautions to safeguard our facility, including obtaining business interruption insurance, any future natural disaster, such as a hurricane, flood or fire, could significantly disrupt our operations and delay or prevent product shipment during the time required to repair, rebuild or replace our facility, which could be lengthy and result in significant expenses. Furthermore, the insurance coverage we maintain may not be adequate to cover our losses in any particular case or continue to be available at commercially reasonable rates and terms. In addition, the vendors that perform some of the faceting of our loose moissanite jewels are located in regions that are susceptible to tsunamis, flooding, and other natural disasters that may cause a disruption in our vendors’ operations for sustained periods and the loss or damage of our work-in-process inventories located at such vendors’ facilities. Damage or destruction that interrupts our ability to deliver our products could impair our relationships with our customers. Prolonged disruption of our services as a result of a natural disaster may result in product delivery delays, order cancellations, and loss of substantial revenue, which could materially and adversely affect our business, results of operations, and financial condition.

Sales of moissanite and lab grown diamond jewelry could be dependent upon the pricing of precious metals, which is beyond our control. Any increases in the market price of precious metals (primarily gold) could affect the pricing and sales of jewelry incorporating moissanite jewels and lab grown diamonds. The majority of price increases in precious metals are passed on to the end consumer in the form of higher prices for finished jewelry. These higher prices could have a negative impact on the sell-through of moissanite and lab grown diamond jewelry at the retail level. From 2007 through 2022, the price of gold has fluctuated significantly, resulting in generally higher retail price points for gold jewelry. Accordingly, higher gold prices could have an adverse impact on both sales of moissanite and lab grown diamond finished jewelry and the jewelry industry as a whole.

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

We depend on a single supplier for substantially all of our SiC crystals, the raw materials we use to produce moissanite jewels; if our supply of high-quality SiC crystals is interrupted, our business may be materially harmed. We are party to an exclusive supply agreement with Wolfspeed, which we depend on for the provision of substantially all of the SiC material we use to produce moissanite jewels. Under the terms and conditions of the Supply Agreement, we agreed to purchase from Wolfspeed, and Wolfspeed agreed to supply, all of our required SiC material, subject to terms and conditions that allow us to purchase certain amounts of SiC materials from third parties under limited conditions. The Supply Agreement is set to expire in 2025 and may be further extended upon mutual agreement of the parties. If our supply of high-quality SiC crystals is interrupted, then we may not be able to meet demand for moissanite jewels and our business may be materially and adversely affected. Wolfspeed has certain proprietary rights relating to its process for growing large single crystals of SiC and its process for growing colorless and near-colorless SiC crystals. There is no guaranty that we would be able to obtain similar quality SiC crystals from another provider. There can be no assurance that Wolfspeed will be able to continue to produce and supply us with SiC crystals of sufficient quality, sizes, and volumes that we desire or that we will be able to continue to negotiate future purchase commitments at acceptable prices that enable us to manage our inventories and raw material costs effectively.

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

Governmental regulation and oversight might adversely impact our operations. We are subject to governmental regulations in the manufacture and sale of moissanite jewels and finished jewelry. In particular, in 2018 the FTC issued updated guidelines governing the description of lab-grown diamonds and other gemstones that require such gemstones to be clearly identified as to the gemstone’s lab-grown origin in any promotional or marketing materials. In addition, the precious metal in our finished jewelry may be subject to requirements, which vary by country and by state, such as hallmarking and alloy content. We may be under close scrutiny both by governmental agencies and by competitors in the gemstone industry, any of which may challenge our promotion and marketing of our moissanite jewels and finished jewelry products. While we have a policy to ensure compliance with applicable regulations, if our production or marketing of moissanite jewels and/or finished jewelry is challenged by governmental agencies or competitors, or if regulations are issued that restrict our ability to market our products, our business, results of operations, and financial condition could be materially adversely affected.

Risks Related to our Financial Position

The execution of our business plans could significantly impact our liquidity.  The execution of our business plans to expand our Online Channels segment and global market opportunities, as well as to create required inventory of our Forever One™, Moissanite by Charles & Colvard®, and Caydia® gemstones, requires significant investment of our resources, which may reduce our cash position. Should we fail to execute on our business plans, we could see delays in the return of cash from our investments, resulting in a decrease in our liquidity. Under our $5.00 million cash collateralized line of credit facility, or the JPMorgan Chase Credit Facility that we obtained from JPMorgan Chase Bank, N.A., effective July 7, 2021, as amended July 28, 2022, failure to comply with the covenants and defaults contained in the JPMorgan Chase Credit Facility or any other instrument or document executed in connection with the JPMorgan Chase Credit Facility could restrict our ability to draw on such facility. In addition, we currently have an effective shelf registration statement on Form S-3 on file with the SEC that allows us to periodically offer and sell, individually or in any combination, shares of common stock, shares of preferred stock, warrants to purchase shares of common stock or preferred stock, and units consisting of any combination of the foregoing types of securities, up to a total of $25.00 million, of which all is available. However, we may offer and sell no more than one-third of our public float (which is the aggregate market value of our outstanding common stock held by non-affiliates) in any 12-month period. Further, if we would be unable to access the capital markets or issue equity securities on terms that are acceptable to us or at all, our cash, cash equivalents, and restricted cash and other working capital may be constrained to meet our working capital and capital expenditure needs. Given our current liquidity position, it is unlikely that we would not be able to draw on the JPMorgan Chase Credit Facility, as amended, which matures on July 31, 2023. There is no guarantee of extension or renewal in connection with the terms and conditions of the JPMorgan Chase Credit Facility.

The financial difficulties or insolvency of one or more of our major customers or their lack of willingness and ability to market our products could adversely affect results. We are subject to a concentration of credit risk amongst our major customers (some of whom are distributors), and a default by any of these customers on their amounts owed to us could have a material adverse effect on our financial position. Future sales and our ability to collect accounts receivable depend, in part, on the financial strength of our customers and our distributors’ willingness and ability to successfully market our products. We estimate an allowance for accounts for which collectability is at risk and this allowance adversely impacts profitability. In the event customers experience greater than anticipated financial difficulties, insolvency, or difficulty marketing products, we expect profitability to be further adversely impacted by our failure to collect accounts receivable in excess of the amount due, net of the estimated allowance. In these circumstances, we may demand the return of product sold to such customers, resulting in an increase in inventory and a reduction in accounts receivable. Uncertainty in the current economic environment, as a result of the COVID-19 pandemic and geopolitical unrest, constrained access to capital, the impact of inflation on our currency, and general market contractions has heightened, and may continue to heighten our exposure to customer default and generate lower-than-expected distributor sales.

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

We may not be able to adequately protect our intellectual property, which could harm the value of our products and brands and adversely affect our business. We rely primarily on patent, copyright, trademark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. We held U.S. product and method patents for moissanite jewels, which expired in 2015, under which we believed that we had broad, exclusive rights to manufacture, use, and sell moissanite jewels in the U.S. We had these same patents in 25 foreign jurisdictions primarily across Asia and Europe that expired in 2016 and one in Mexico that expired in 2021. However, our product and method patent expirations have enabled competitors and other businesses to duplicate and market a similar product and enter the marketplace. Without patent protection, we must rely primarily on our branding strategy and the Supply Agreement under which Wolfspeed supplies SiC crystals exclusively to us, as well as confidentiality procedures, to protect our proprietary rights, which may or may not be sufficient. In addition, at the present time, we are primarily dependent on Wolfspeed’s technology for the production of SiC crystals. There can be no assurance that any patents issued to or licensed by or to us will provide any significant commercial protection, that we will have sufficient resources to protect our respective patents and proprietary rights, that any additional patents will be issued in the future, or that any existing or future patents will be upheld by a court should we seek to enforce our rights against an infringer.

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

We cannot guarantee that our share repurchase program will be utilized to the full value approved, or that it will enhance long-term stockholder value and repurchases we consummate could increase the volatility of the price of our common stock and could have a negative impact on our available cash balance. Our Board authorized a share repurchase program pursuant to which we may repurchase up to $5.00 million of our common stock through April 29, 2025. The manner, timing and amount of any share repurchases may fluctuate and will be determined based on a variety of factors, including the market price of our common stock, our priorities for the use of cash to support our business operations and plans, general business and market conditions, tax laws, and alternative investment opportunities. The share repurchase program authorization does not obligate us to acquire any specific number or dollar value of shares. Further, our share repurchases could have an impact on our share trading prices, increase the volatility of the price of our common stock, or reduce our available cash balance such that we will be required to seek financing to support our operations. Our share repurchase program may be modified, suspended, or terminated at any time, which may result in a decrease in the trading prices of our common stock. Even if our share repurchase program is fully implemented, it may not enhance long-term stockholder value.

Our failure to maintain compliance with Nasdaq’s continued listing requirements could result in the delisting of our common stock. Our common stock is currently listed on The Nasdaq Capital Market. In order to maintain this listing, we must satisfy minimum financial and other requirements. On three separate occasions in the past five years, the most recent of which occurred in Fiscal 2021, we have received notification letters from Nasdaq indicating that we were not in compliance with listing requirements because the minimum bid price of our common stock closed below $1.00 per share for 30 consecutive business days. However, Nasdaq subsequently notified us that in all instances we had regained compliance with the minimum bid price requirement. If we fail to satisfy Nasdaq’s listing requirements in the future, we expect to take actions to regain compliance, but we can provide no assurance that any such action would prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements. If our common stock is delisted from Nasdaq, the delisting could substantially decrease trading in our common stock and adversely affect the market liquidity of our common stock; adversely affect our ability to obtain financing on acceptable terms, if at all; and may result in the potential loss of confidence by investors, suppliers, customers, employees, and fewer business development opportunities. Additionally, the market price of our common stock may decline further and shareholders may lose some or all of their investment.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We currently lease approximately 36,350 square feet of office, retail, storage, and light manufacturing space in Research Triangle Park, North Carolina, from an unaffiliated third-party that is used by both of our current operating and reportable business segments.

The majority of all U.S. personnel, including our executive offices, sales offices, and administrative personnel, as well as our production and distribution facilities are housed in our current leased space.

Item 3.	Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2022 – April 30, 2022	-	$-	-	$5,000,000
May 1, 2022 – May 30, 2022	-	$-	-	$5,000,000
June 1, 2022 – June 30, 2022	30,287	$1.26	30,287	$4,961,836
Total	30,287	$1.26	30,287	$4,961,836

(1)
On May 5, 2022, we announced that our Board of Directors had approved a share repurchase program to permit us to repurchase up to $5.00 million worth of our issued and outstanding common stock over the three-year period ending April 29, 2025.

Market for Registrant’s Common Equity

Our common stock is traded on the Nasdaq Capital Market under the symbol “CTHR.” As of August 26, 2022, there were 223 shareholders of record of our common stock.

We did not pay any dividends on our common stock during the fiscal years ended June 30, 2022 and 2021. We will regularly review and consider the best policies and practices for our company, including the dividend policy. The payment of future dividends will be dependent on the facts and circumstances at the time of that review.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Overview

Our Mission

At Charles & Colvard, Ltd., our mission is to provide a more conscious and conflict-free fine jewelry experience for our customers. We are dedicated to blaze a more brilliant path forward with our Made, Not Mined™ gemstones and committed to create fine jewelry with a conscience.

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

COVID-19

The global outbreak of the novel strain of coronavirus, known as COVID-19, was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government in March 2020. The pandemic has and continues to negatively affect the U.S. and global economy. In response to this pandemic, federal, state, county and local governments and public health organizations and authorities around the world from time to time implemented a variety of measures intended to control the spread of the virus including quarantines, “stay-at-home” orders, travel restrictions, business limitations and closures, social distancing, vaccine, and hygiene requirements. While some of these measures have been lifted or eased in certain jurisdictions, other jurisdictions – for example, most recently in China – have seen increases in new COVID-19 cases in recent periods, resulting in restrictions having been reinstated or new restrictions imposed for a period of time. There continues to be considerable uncertainty regarding such measures and potential future measures. These measures have adversely affected workforces, customers, economies, and global supply chains, and resulted in significant travel and transport restrictions. It has also disrupted the normal operations of many businesses, including ours.

The COVID-19 pandemic continued to cause business impacts in the fiscal year ended June 30, 2022, or Fiscal 2022, primarily driven by the emergence of the Omicron variant in November 2021 with a resulting increase in COVID cases in early 2022. During Fiscal 2022, our performance was adversely affected by supply chain disruptions and delays, as well as labor challenges associated with employee absences, travel restrictions, site access, quarantine restrictions, remote work, and adjusted work schedules. Attendance for employees required to be onsite has fluctuated based on pandemic developments and rates of infection. We are actively engaging with our customers and are continuing to take measures to protect the health and safety of our employees by encouraging them to get vaccinated, including booster shots.

During the fiscal year ending June 30, 2023, or Fiscal 2023, if governmental or executive orders are reinstated, or new mandates implemented, that result in business suspensions, it is uncertain to what extent compliance with any such mandates could result in adverse impacts for us or our suppliers. If the adverse impacts are significant for us or our suppliers, our operations and ability to execute on our business strategy could be adversely affected. The ultimate impact of COVID-19 on our operational and financial performance in future periods, including our ability to execute our business in the expected timeframe, remains uncertain and will depend on future pandemic-related developments, including the duration of the pandemic, potential subsequent waves of COVID-19 infection or potential new variants, such as the emergence of the Omicron subvariant BA.5, which according to recent medical research studies, has proven to be more vaccine-resistant than its previously more-evasive predecessor, and is currently accounting for principally all increased viral infection rates worldwide and across the U.S. The ultimate impact of COVID-19 on our business will also depend upon the effectiveness and adoption of COVID-19 vaccines, boosters, therapeutics, supplier impacts, and related government actions to prevent and manage disease spread, including the implementation of any federal, state, local, or foreign vaccine mandates, all of which are uncertain and cannot be predicted.

We have continued taking measures to protect the health and safety of our employees, including updating our return-to-work policies, as necessary, working with our customers and suppliers to minimize disruptions, and supporting our community in addressing the challenges posed by this ongoing global pandemic. The COVID-19 pandemic continues to present personnel related business challenges and we expect these to continue into Fiscal 2023. Our management has reintroduced employees to the workplace, including in some cases permitting a hybrid blend of remote and onsite work for certain sectors of the workforce, as vaccine and related booster shot rates have increased and COVID-19 infection levels have decreased. We continue working with our customers and suppliers to minimize disruptions, including at times accelerating payments to key suppliers that are due by their terms in future periods. We expect to continue accelerating payments to our suppliers in some cases into Fiscal 2023.

Although the COVID-19 pandemic did not have a significant adverse impact on our financial results in Fiscal 2022, the ultimate impact of COVID-19 on our operations and financial performance in future periods, including our ability to execute our strategic initiatives in the expected timeframes, remains uncertain and will depend on future pandemic related developments, including the duration of the pandemic, any potential subsequent waves of COVID-19 and its variant and subvariant viral infections, the effectiveness, distribution, and acceptance of COVID-19 vaccines and boosters, and related government actions to prevent and manage disease spread, all of which are uncertain and cannot be predicted. We cannot at this time predict the full impact of the COVID-19 pandemic, but we anticipate that the pandemic is likely to continue to impact our business, financial condition, results of operations and cash flows in Fiscal 2023.

As global and U.S economic activity continues evolving in response to the ongoing COVID-19 pandemic, the risk of constraints on our cash and working capital, including experiencing potential liquidity challenges, remains in the forefront of our working capital management practices. Despite our cost-saving efforts, many business and operating expenses have remained flat or continued to rise, particularly those relating to transportation and freight expenses. Cash flow management will remain crucial for our business in the months ahead and we intend to monitor fluctuations in our revenues that could impact our ongoing cash flow from operations. We continue to focus on being more nimble in managing our inventory levels given the possible uncertainties in the supply chain and the potential impact on general economic conditions, which may also place further demands on working capital.

Our outlook remains subject to the various risks and uncertainties in connection with the pandemic and is based on assumptions that management believes in good faith are reasonable, but which may be materially different from actual results. Currently, we believe there are multiple factors that could cause actual results to differ materially from the forward-looking statements in this Form 10-K, including our strategic goals for Fiscal 2023 set forth in Our Strategic Outlook, included in Part I, Item 1, “Business”, of this Annual Report on Form 10-K. These factors include, but are not limited to: our ability to face the challenges posed by the COVID-19 pandemic and implementation of any such related response plans; fluctuations in COVID-19 cases in the U.S. and the extent that geography of outbreak primarily matches the regions in which we and our principal business partners operate; the resiliency and potential adverse impacts on our various consumer end-use markets; the potential negative impact of the COVID-19 pandemic on our ability to continue producing and supplying finished goods and related services at normal levels or at all; the duration, impact and severity of the impact of the COVID-19 pandemic on our operations, including the markets in which we do business, our suppliers, customers or other business partners as well as our employees; the economic impact of government responses to the pandemic; the performance of the U.S. economy, including the impact on the economy of the COVID-19 pandemic and governmental orders restricting activities that may be imposed to prevent further outbreak of viral infections; and the resulting adverse economic events beyond our control.

We believe that our management has taken – and continues to take – swift and appropriate action designed to hedge against the overall impact that the pandemic may have on our business, to prepare for a potential recessionary environment, including the impact on current inflation rates, and to efficiently manage the business while maintaining adequate liquidity and maximum operating flexibility. We remain focused on three critical areas of wellbeing, including safeguarding the health and safety of our employees, streamlining operations while ensuring support of our brand and customers, and maintaining our financial strength and stability as we move forward into Fiscal 2023.

Highlights of the Fiscal Year Ended June 30, 2022

During the fiscal year ended June 30, 2022, we delivered on several key initiatives, which we believe positions us  for future growth as we move forward into Fiscal 2023. These accomplishments in the fiscal year ended June 30, 2022, include the following:

•
Expansion of Brand Awareness. During Fiscal 2022, we have made significant investments to strengthen the Charles & Colvard brand through our marketing strategy, which includes brand marketing campaigns across multiple digital platforms, social media outlets, earned media, and media placements as well as placements with key consumer-based influencers. As a result of our brand awareness expansion programs, we received positive press coverage during Fiscal 2022 for our fashion jewelry product lines on several major online shopping and fashion-related websites, such as Vogue.com, Brides.com, JCKonline.com, MSN.com, TheKnot.com, WWD.com, MensHealth.com, RetailMeNot.com, and Byrdie.com. We also received finished jewelry related press coverage on national online news outlet websites, such as CNN.com and NewsBreak.com. Our exclusive brand of premium lab grown diamonds, Caydia®, was photographed to be the featured cover story of the summer 2022 issue of JCK Magazine. In December, we kicked off our out-of-home marketing strategy and began a digital billboard advertising program in New York City that allowed us to present a collection of our fine jewelry and lab grown gemstones to live consumers in the New York City mass media market. In April, we announced our strategic distribution agreement with Cooksongold, a division of the Heimerle + Meule Group in Europe. We believe this expansion of our wholesale gemstone distribution network in the U.K. and surrounding areas will allow us to expand our global brand presence in a meaningful way. During the fourth quarter, we introduced our moissaniteoutlet.com product assortment to drop-ship retail partners and launched the secondary website on Amazon.com, which makes our line of consumer products sold at discounted prices available to a much broader market. Lastly, we believe that it is possible to make exquisite fine jewelry in an ethical and environmentally responsible way. During Fiscal 2022, we unveiled our Made, not Mined™ marketing campaign, which we believe demonstrates our commitment to continuously evolve our craft so that it aligns with our commitment as a steward of nature and our adherence to what we believe is a strict standard of environmental and humanitarian governance;

•
Enhanced Customer Engagement. This fiscal year we substantially completed construction of an innovative broadcast studio at our corporate headquarters, which will expand our content production capabilities and provide us a platform to live-stream consumer-based broadcasts on our websites and through other online media channels, including those of our business partners. We believe these capabilities will provide incremental sales channels for our direct-to-consumer business and allow us to compete more effectively and to increase our market share within the fine jewelry space. As we begin streaming live content from our own broadcast studio, this will be a digital extension of our sales team and a tool that our marketing team will utilize for video content production, live-stream shopping, designer and influencer interviews, and fashion photography. We believe this digital marketing capability will continue to further position and define our brand in what we believe is a rapidly evolving consumer landscape and to better meet the consumer’s current appetite for digital content. Also, during Fiscal 2022, we hosted a social media platform-based engagement ring sweepstakes program that was designed to promote our Made, not Mined™ marketing campaign. The engagement ring that was given away featured our Forever One™ moissanite gemstones;

•
Product Development. In Fiscal 2022, we launched our patented Signature Star Series line of finished jewelry featuring Caydia® lab grown diamonds set in unisex fine fashion jewelry styles and expanded our Moissanite by Charles & Colvard® product styles with our dropship business partners. In connection with other featured gemstone collections of fine jewelry, we launched expanded moissanite gemstone engagement and bridal assortments as well as our Zodiac Collection, which features our Caydia® lab grown diamond necklaces that present our unique designs of Western zodiac astrological signs. In addition, we added our specialty Pavé Collection, which also features the sophistication of our premium Caydia® lab grown pavé diamonds. While we believe other brands of fine jewelry may focus on creating jewelry that features such gemstones or recycled precious metals, we are pioneering a process to accomplish both components by capitalizing on our expertise in lab created gemstones along with our commitment to use recycled precious metals. We believe that we have set a new standard for such premium lines of fine jewelry set with lab grown gemstones. We also curated an assortment of fine fashion jewelry featuring our Forever One™ moissanite gemstones and Caydia® lab grown diamonds that is being used for the filming of upcoming seasons of the American Broadcast Company, or ABC, commercial broadcast television network’s series of The Bachelorette; and

•
Disciplined Growth. We have neared completion of our first Charles & Colvard Signature Showroom, or Signature Showroom, which we believe will complement and expand our omnichannel brand strategy in the fine jewelry space. This Signature Showroom, for which we expect to celebrate a grand opening during the second quarter of Fiscal 2023, will be the first location of our retail showroom expansion program and is located in our corporate headquarters in North Carolina’s Research Triangle Park. We believe that our retail showroom expansion program will allow us to develop a nationwide footprint to showcase our patented Signature Collection designs as well as a wide assortment of Forever One™ moissanite and Caydia® lab grown diamond fine jewelry. While we are in the early stages of expanding our geographic footprint, we believe these strategies will combine to help drive future and sustained growth and to present our brand and gemstone product lines to a broader range of consumers in the fine jewelry space.

As we move forward into Fiscal 2023, our strategic focus remains centered on the health and growth of our brand on a global scale. We will continue to execute on our key strategies with an ongoing commitment to measured spending and generating sustainable earnings improvement.

Further, as we continue managing through these challenging and dynamic times, we plan to remain highly focused on prudently developing the reach of our brand – both domestically and internationally – through select digital marketing initiatives that align with consumer engagement and demand. We continue to believe that our long-term mission will ultimately be accomplished through our ability to remain fluid and shift to brand awareness strategies that are sensitive and responsive to these ever-changing times.

Our MD&A generally discusses Fiscal 2022 and Fiscal 2021 items and year-to-year comparisons between Fiscal 2022 and Fiscal 2021. Discussions of year-to-year comparisons between Fiscal 2021 and the fiscal year ended June 30, 2020, or Fiscal 2020, that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results or Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 filed with the SEC on September 3, 2021.

Results of Operations

The following table sets forth certain consolidated statements of operations data for the fiscal years ended June 30, 2022 and 2021:
	Year Ended June 30,
	2022	2021
Net sales	$43,089,024	$39,235,839
Costs and expenses:
Cost of goods sold	22,845,702	20,809,690
Sales and marketing	12,421,138	8,476,716
General and administrative	4,948,980	4,441,441
Total costs and expenses	40,215,820	33,727,847
Income from operations	2,873,204	5,507,992
Other income (expense):
Gain on extinguishment of debt	-	974,328
Interest income	19,277	5,581
Interest expense	-	(8,953)
Loss on foreign currency exchange	(34)	(603)
Total other income (expense), net	19,243	970,353
Income before income taxes	2,892,447	6,478,345
Income tax (expense) benefit	(518,532)	6,332,421
Net income	$2,373,915	$12,810,766

Consolidated Net Sales

Consolidated net sales for the fiscal years ended June 30, 2022 and 2021 comprise the following:

	Year Ended June 30,		Change
	2022	2021	Dollars	Percent
Finished jewelry	$29,712,230	$24,401,546	$5,310,684	22%
Loose jewels	13,376,794	14,834,293	(1,457,499)	(10)%
Total consolidated net sales	$43,089,024	$39,235,839	$3,853,185	10%

Consolidated net sales were $43.09 million for the fiscal year ended June 30, 2022 compared to $39.24 million for the fiscal year ended June 30, 2021, an increase of $3.85 million, or 10%. The increase in consolidated net sales for the fiscal year ended June 30, 2022 was principally the result of our strong second quarter sales driven by robust calendar year-end holiday sales during the fiscal quarter ended December 31, 2021, and strong Valentine’s Day sales in February 2022 during our fiscal third quarter ended March 31, 2022. These higher sales for the fiscal year ended June 30, 2022, were also related to increased consumer awareness and ongoing strong demand for our moissanite jewels, lab grown diamonds, and finished jewelry featuring both moissanite and lab grown diamonds. These increases resulted in higher finished jewelry product net sales during the fiscal year ended June 30, 2022 in our Online Channels segment and Traditional segment. The increases in our Online Channels segment net sales in the fiscal year ended June 30, 2022 were partially offset by lower loose jewel net sales in our Traditional segment and decreased international sales during the fiscal year ended June 30, 2022.

Sales of finished jewelry represented 69% and 62% of total consolidated net sales for the fiscal years ended June 30, 2022 and 2021, respectively. For the fiscal year ended June 30, 2022, finished jewelry sales were $29.71 million compared to $24.40 million for the fiscal year ended June 30, 2021, an increase of $5.31 million, or 22%. This increase in finished jewelry sales was due primarily to higher finished jewelry sales of Forever One™ and Moissanite by Charles & Colvard® in our Online Channels segment as well as in our Traditional segment and higher finished jewelry sales of Caydia® lab grown diamond jewelry in our Online Channels segment.

Sales of loose jewels represented 31% and 38% of total consolidated net sales for the fiscal years ended June 30, 2022 and 2021, respectively. For the fiscal year ended June 30, 2022, loose jewel sales were $13.38 million compared to $14.83 million for the fiscal year ended June 30, 2021, a decrease of $1.46 million, or 10%. The decrease for the fiscal year ended June 30, 2022 was due primarily to a lower level of sales through the distribution network in our Traditional segment.

U.S. net sales accounted for approximately 95% of total consolidated net sales during each of the fiscal years ended June 30, 2022 and 2021, respectively. U.S. net sales increased during the fiscal year ended June 30, 2022 primarily as a result of increased sales to U.S. customers in our Online Channels segment.

Our largest U.S. customer during the fiscal years ended June 30, 2022 and 2021 accounted for 14% and 13% of total consolidated net sales during each of the respective periods then ended. Our second largest U.S. customer during the fiscal year ended June 30, 2021 accounted for 12% of total consolidated net sales during the period then ended. We did not have another U.S. customer account for 10% or more of total consolidated sales during the fiscal year ended June 30, 2022. We expect that we will remain dependent on our ability, and that of our largest customers, to maintain and enhance retail and wholesale programs. A change in or loss of any of these customers or retailer relationships could have a material adverse effect on our results of operations.

International net sales accounted for approximately 5% of total consolidated net sales during each of the fiscal years ended June 30, 2022 and 2021, respectively. International net sales decreased to $1.95 million, or 3%, during the fiscal year ended June 30, 2022 compared to $2.01 million in the fiscal year ended June 30, 2021. International sales decreased during the fiscal year ended June 30, 2022, compared to the prior fiscal year primarily due to somewhat lower demand in our international distributor market coupled with a slight increase in demand in our direct-to-consumer international sales from our Online Channels segment in international markets. In light of the effects of ongoing global economic conditions and as the world continues to adapt to the COVID-19 pandemic, we continue to evaluate these and other potential distributors in international markets to determine the best long-term partners. As a result, and in light of the ongoing worldwide pandemic and international trade challenges, we expect our sales in these markets may fluctuate significantly each reporting period.

We did not have an international customer account for 10% or more of total consolidated sales during the fiscal years ended June 30, 2022 and 2021. A portion of our international consolidated sales represents jewels sold internationally that may be re-imported to U.S. retailers.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the fiscal years ended June 30, 2022 and 2021 are as follows:

	Year Ended June 30,		Change
	2022	2021	Dollars	Percent
Product line cost of goods sold:
Finished jewelry	$13,932,700	$11,272,012	$2,660,688	24%
Loose jewels	6,169,790	6,857,755	(687,965)	(10)%
Total product line cost of goods sold	20,102,490	18,129,767	1,972,723	11%
Non-product line cost of goods sold	2,743,212	2,679,923	63,289	2%
Total cost of goods sold	$22,845,702	$20,809,690	$2,036,012	10%

Total cost of goods sold was $22.85 million for the fiscal year ended June 30, 2022 compared to $20.81 million for the fiscal year ended June 30, 2021, a net increase of approximately $2.04 million, or 10%. Product line cost of goods sold is defined as product cost of goods sold in each of our Online Channels segment and Traditional segment excluding non-capitalized expenses from our manufacturing and production control departments, comprising personnel costs, depreciation, rent, utilities, and corporate overhead allocations; freight out; inventory write-offs; and other inventory adjustments, comprising costs of quality issues, and damaged goods.

The increase in total cost of goods sold for the fiscal year ended June 30, 2022 as compared to the fiscal year ended June 30, 2021 was primarily driven by increased sales of finished jewelry, which reflect higher material and labor costs, in our Online Channels segment as a result of strong demand during the calendar year-end 2021 holiday season and Valentine’s Day period.

The net increase in non-product line cost of goods sold for the fiscal year ended June 30, 2022 comprises an approximate $182,000 increase in freight out principally from increased shipments resulting from Online Channels segment sales growth during the fiscal year ended June 30, 2022, as well as a reflection of the rising costs of fuel and shipping overall during the period; an approximate $70,000 increase in non-capitalized manufacturing production control expenses principally related to the timing of when work-in-process goods are received into inventory and overhead costs are allocated; and an approximate $45,000 increase in inventory write-offs primarily related to increases in obsolescence reserves in the first three months of the fiscal year ended June 30, 2022, compared to those in the comparable prior year period. These increases were partially offset by a $234,000 decrease in other inventory adjustments principally related to changes in production standard cost variances compared to those in the fiscal year ended June 30, 2022.

For further discussion of non-product line cost of goods sold, see Note 3 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

Sales and Marketing

Sales and marketing expenses for the fiscal years ended June 30, 2022 and 2021 are as follows:

	Year Ended June 30,		Change
	2022	2021	Dollars	Percent

Sales and marketing	$12,421,138	$8,476,716	$3,944,422	47%

Sales and marketing expenses were $12.42 million for the fiscal year ended June 30, 2022 compared to $8.48 million for the fiscal year ended June 30, 2021, an increase of approximately $3.94 million, or 47%. The increase in sales and marketing expenses for the fiscal year ended June 30, 2022 compared to the fiscal year ended June 30, 2021 was primarily due to a $3.13 million increase in advertising and digital marketing expenses; a $194,000 increase in compensation expenses; a $221,000 increase in professional services principally comprising consulting services for marketing support in the current year period; a $185,000 increase in bank fees expenses, which are principally related to higher credit card transaction and payment platform fees from increased online sales levels; a $72,000 increase in software-related costs incurred primarily in connection with new software-related agreements associated with upgraded sales-related operating and cybersecurity systems; a $67,000 increase in general business taxes; a $41,000 increase in rent expense, primarily related to our corporate headquarters operating lease amendment that was executed in January 2021; and a $38,000 increase in travel expenses as we returned to more traditional business travel patterns following cut-backs relating to the COVID-19 pandemic and related cost-control measures in the prior year period. These increases were offset partially by a $4,000 net decrease in general office-related expenses.

The increase in digital marketing expenses for the fiscal year ended June 30, 2022 compared to the fiscal year ended June 30, 2021 was primarily due to a $2.33 million increase in digital advertising spend; a $412,000 increase in cooperative advertising; a $209,000 increase in brand awareness marketing campaign expenditures in the current year period; a $137,000 increase in expenses relating to our participation in the 2022 JCK Trade Show (the JCK Trade Show organization did not hold an event in the prior fiscal year due to restrictions related to the COVID-19 pandemic); a $24,000 increase in outside agency fees; and a $23,000 increase in print media expenses.

Compensation expenses for the fiscal year ended June 30, 2022 compared to the fiscal year ended June 30, 2021 increased primarily as a result of a $157,000 increase in salaries, commissions, and related employee benefits in the aggregate and a $63,000 increase in employee stock-based compensation expense. These increases were partially offset by a $24,000 decrease in bonus expense and a $2,000 decrease in employee-related severance costs from the prior year.

General and Administrative

General and administrative expenses for the fiscal years ended June 30, 2022 and 2021 are as follows:

	Year Ended June 30,		Change
	2022	2021	Dollars	Percent

General and administrative	$4,948,980	$4,441,441	$507,539	11%

General and administrative expenses were $4.95 million for the fiscal year ended June 30, 2022 compared to $4.44 million for the fiscal year ended June 30, 2021, an increase of approximately $508,000, or 11%. The increase in general and administrative expenses for the fiscal year ended June 30, 2022 compared to the fiscal year ended June 30, 2021 was primarily due to a $336,000 increase in compensation expenses; a $110,000 increase in housing allowances and travel-related expenditures as we returned to more normal business travel patterns following cut-backs relating to the COVID-19 pandemic in the prior year period; a $75,000 increase in business taxes and licenses; a $74,000 increase in insurance expenses principally related to higher renewal premiums; a $57,000 increase in rent expense, primarily related to our corporate headquarters operating lease amendment that was executed in January 2021; a $51,000 increase in employee-related recruiting and search fees for new hires; a $13,000 increase in telephone expenses; a $12,000 increase in bad debt expense associated with our allowance for doubtful accounts reserve policy in connection with an increase in accounts receivable, compared with the prior period; and a $7,000 net increase in miscellaneous general and administrative expenses. These increases were partially offset by a $115,000 decrease in bank-related fees principally in connection with the Company’s prior credit facility that was terminated in accordance with its terms in July 2021; an $86,000 decrease in depreciation and amortization expense, principally related to fully depreciated assets when compared to those in prior periods; and a $26,000 decrease in professional services.

Compensation expenses increased for the fiscal year ended June 30, 2022 compared to the fiscal year ended June 30, 2021 primarily due to a $315,000 increase in employee stock-based compensation expense and a $75,000 net increase in salaries and related employee benefits in the aggregate. These increases were offset by a $54,000 decrease in bonus expense.

Professional services fees decreased for the fiscal year ended June 30, 2022 compared to the fiscal year ended June 30, 2021 primarily due to a $67,000 decrease in legal fees associated with corporate governance matters and a $57,000 decrease in investor relations fees. These decreases were partially offset by a $63,000 increase in fees associated with audit and tax services, principally related to a discrete income tax-related projects, and a $35,000 increase in marketing consulting services.

Gain on Extinguishment of Debt

Gain on extinguishment of debt for the fiscal years ended June 30, 2022 and 2021 is as follows:

	Year Ended June 30,		Change
	2022	2021	Dollars	Percent
Gain on extinguishment of debt	$-	$974,328	$(974,328)	(100)%

On June 18, 2020, we received the proceeds from our Paycheck Protection Program Loan, or the PPP Loan, pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, as administered by the U.S. Small Business Administration, or SBA. The PPP Loan in the principal amount of $965,000 was disbursed by Newtek Small Business Finance, LLC, or the Lender, pursuant to a promissory note, or the Promissory Note, dated June 15, 2020. During the period of time that the principal under the Promissory Note was outstanding, we accounted for the Promissory Note as debt within the accompanying consolidated financial statements. In accordance with applicable provisions of the CARES Act, effective June 23, 2021, our PPP Loan forgiveness was approved and processed by the SBA for the full principal of the PPP Loan in the amount of $965,000. The full amount of interest expense to-date in the amount of approximately $9,000 that the Company recognized during the period the principal of the PPP Loan was outstanding was also forgiven by the SBA. Accordingly, the full amount of the gain in connection with the extinguishment of this debt, including the benefit from the forgiveness of the inception to-date interest expense, was recognized in the prior fiscal year ended June 30, 2021.

Interest Income

Interest income for the fiscal years ended June 30, 2022 and 2021 is as follows:

	Year Ended June 30,		Change
	2022	2021	Dollars	Percent
Interest income	$19,277	$5,581	$13,696	245%

Certain cash balances in excess of operating needs are deposited into and maintained in an interest-bearing account with a federally insured commercial bank. Accordingly, during the fiscal years ended June 30, 2022 and 2021, we earned interest from cash on deposit in this interest-bearing account. The increase in earned interest for the fiscal year ended June 30, 2022 reflects movement of invested funds into a higher-yield money market fund during the quarter ended June 30, 2022, coupled with the overall increase in interest rates during Fiscal 2022 compared with Fiscal 2021.

Interest Expense

Interest expense for the fiscal years ended June 30, 2022 and 2021 is as follows:

	Year Ended June 30,		Change
	2022	2021	Dollars	Percent
Interest expense	$-	$8,953	$(8,953)	(100)%

As described above, during the period of time the principal of the PPP Loan was outstanding, we accrued interest at a fixed rate of 1% per annum. Our accrual for interest expense associated with the PPP Loan began June 18, 2020, the date we received the proceeds for the PPP Loan from our Lender, through June 23, 2021, the date our PPP Loan, including the related accrued and unpaid interest, was forgiven by the SBA.

We had no outstanding debt during the fiscal year ended June 30, 2022.

Loss on Foreign Currency Exchange

Loss on foreign currency exchange related to foreign sales transacted in functional currencies other than the U.S. dollar for the fiscal years ended June 30, 2022 and 2021 are as follows:

	Year Ended June 30,		Change
	2022	2021	Dollars	Percent
Loss on foreign currency exchange	$34	$603	$(569)	(94)%

During the fiscal years ended June 30, 2022 and 2021, we had international sales transactions denominated in currencies other than the U.S. dollar that resulted in foreign currency exchange net losses. The decrease in these losses reflects the lower level of international sales denominated in foreign currencies during the fiscal year ended June 30, 2022, compared with the prior fiscal year, coupled with fluctuations in foreign currency exchange rates during the fiscal year ended June 30, 2022.

Provision for Income Taxes

Our statutory tax rate as of June 30, 2022 is 22.45% and consisted of the federal income tax rate of 21.00% and a blended state income tax rate of 1.45%, net of the federal benefit. Our statutory tax rate as of the fiscal year ended June 30, 2021 was 22.24% and consisted of the federal income tax rate of 21.00% and a blended state income tax rate of 1.24%, net of the federal benefit. For the fiscal year ended June 30, 2022, our effective income tax rate was 17.93%. Our effective income tax rate reflects the effect of federal and state income taxes on earnings and the impact of differences in book and tax accounting arising primarily from the permanent tax benefits associated with stock-based compensation transactions during the accounting period then ended.

We recognized a net income tax expense of approximately $519,000 for the fiscal year ended June 30, 2022, compared with a net income tax benefit of approximately $6.33 million for the fiscal year ended June 30, 2021.

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

With the reduction of our valuation allowance during the fiscal year ended June 30, 2021, we recognized deferred income tax expense during the fiscal year ended June 30, 2022 in the amount of approximately $499,000 compared to a deferred income tax benefit during the year ended June 30, 2021 in the amount of approximately $6.35 million. A valuation allowance remains against certain deferred tax assets primarily relating to state net operating loss carryforwards from our e-commerce subsidiary due to the timing uncertainty of when it will generate positive taxable income to utilize the associated deferred tax assets. In addition, a valuation allowance also remains against certain deferred tax assets relating to operating loss carryforwards relating to our dormant subsidiary located in Hong Kong.

As of June 30, 2022, we determined that our expectations of future taxable income in upcoming tax years, including estimated growth rates applied to future expected taxable income that includes significant estimates and assumptions, would continue to be sufficient to result in full utilization of our remaining federal net operating loss carryforwards and certain of the deferred tax assets prior to any statutory expiration. As a result, we determined that sufficient positive evidence existed as of June 30, 2022, to conclude that it is more likely than not deferred tax assets of approximately $5.85 million remain realizable. Conversely, we further determined that sufficient negative evidence continued to exist to conclude it was uncertain that we would have sufficient future taxable income to utilize certain of our deferred tax assets. Therefore, we continued to maintain a valuation allowance against the deferred tax assets relating to certain state net operating loss carryforwards from our e-commerce subsidiary due to the timing uncertainty of when it will generate positive taxable income to utilize the associated deferred tax assets. In addition, a valuation allowance remains against certain deferred tax assets relating to operating loss carryforwards relating to our dormant subsidiary located in Hong Kong.

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

For the fiscal year ended June 30, 2022, our AOV, based on charlesandcolvard.com revenue, net of returns, divided by the total number of customer orders, is estimated to be approximately $1,100.

An additional metric that we use to manage charlesandcolvard.com operations and to make strategic digital marketing decisions for our transactional website is period-over-period revenue growth. Accordingly, we believe this level of growth reinforces our current year’s digital marketing program and affirms our decision to increase our investment in consumer-driven marketing efforts in charlesandcolvard.com during Fiscal 2022. While we believe this metric is sensitive to many factors and may vary in future periods, we expect to continue to monitor and base our marketing-related investments in part on charlesandcolvard.com revenue growth going forward.

For the fiscal year ended June 30, 2022, we experienced a 24% year-over-year growth in charlesandcolvard.com revenue compared to revenue for the fiscal year ended June 30, 2021.

Liquidity and Capital Resources

The full impact of the COVID-19 pandemic on the global and domestic economy remains uncertain and the world continues adapting to the ongoing pandemic and evolving viral variants and its adverse effects on global economics and worldwide business operations. The impact of the COVID-19 pandemic continues to place unprecedented pressures on global and U.S. businesses including our own. Depending on future developments, including the success of the global vaccine efforts to control the spread of the underlying virus and evolving variants and sub-variants, the pandemic could materially adversely impact our capital resources and liquidity in the future. We remain increasingly focused on the COVID-19 pandemic and are continually evaluating its potential effect on our business and liquidity and capital resources.

Capital Structure and Debt

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

Short-Term Liquidity and Capital Structure

The CARES Act provided that existing AMT credit carryforwards were eligible for acceleration and refundable AMT credits were to be completely refunded to companies for taxable years beginning in 2019, or by election, taxable years beginning in 2018. Accordingly, we elected to have our then-existing AMT tax completely refunded and filed a refund claim for the remaining portion of our AMT tax credit. Accordingly, the remaining balance of our AMT credit refund in the amount of approximately $270,000 was completely refunded during the fiscal year ended June 30, 2021.

The Consolidated Appropriations Act, 2021, provides that employers who received a PPP loan may also qualify for the Employee Retention Credit, or ERC. Previously, pursuant to the CARES Act, taxpayers that received a PPP loan were not eligible for the ERC and this change is retroactive to March 27, 2020. We believe that we may qualify for certain employer-related tax benefits pursuant to the ERC and are currently working with an independent third-party tax credit firm to amend our applicable federal payroll tax returns for such benefit. Any benefit received in connection with available ERC credits will be recognized in the period such credits are received.

Long-Term Liquidity and Capital Structure

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

Long-Term Financing Activities

In accordance with authority granted by our Board of Directors on April 29, 2022, we can repurchase up to $5.00 million in shares outstanding of our common stock over the three-year period ending April 29, 2025. Pursuant to the terms of the repurchase authorization, the common stock share repurchases are generally at the discretion of management. As we repurchase our common shares, which have no par value, we report such shares held as treasury stock on our consolidated balance sheets as of June 30, 2022 and 2021, with the purchase price recorded within treasury stock.

During the fiscal year ended June 30, 2022, we repurchased 30,287 shares of our common stock for an aggregate price of approximately $38,000 pursuant to the repurchase authorization. We repurchased no shares of our common stock during the fiscal year ended June 30, 2021.

Operating Activities and Cash Flows

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of June 30, 2022, our principal sources of liquidity were cash and cash equivalents totaling $15.67 million, trade accounts receivable of $2.22 million, and net current inventory of $11.02 million, as compared to cash, cash equivalents, and restricted cash totaling $21.45 million, trade accounts receivable of $1.66 million, and net current inventory of $11.45 million as of June 30, 2021. We also had access during Fiscal 2022 to a $5.00 million cash collateralized line of credit facility, or the JPMorgan Chase Credit Facility, that we obtained effective July 9, 2021, as amended July 28, 2022, from JPMorgan Chase Bank, N.A., or JPMorgan Chase.

During the fiscal year ended June 30, 2022, our working capital decreased by approximately $1.08 million to $29.06 million from $30.14 million at June 30, 2021. As described more fully below, the decrease in working capital at June 30, 2022 is primarily attributable to an increase in our accounts payable, a decrease in our allocation of inventory from long-term to short-term due to a lower expected sell through of inventory on hand in the upcoming period, an increase in our short-term operating lease liabilities; and a net decrease in our cash, cash equivalents, and restricted cash. These factors were offset partially by a decrease in our accrued expenses and other liabilities, an increase in our accounts receivable, and an increase in our prepaid expenses and other assets. Our cash used for investing activities principally for construction-in-process expenditures related to our retail expansion program and the construction of our first Signature Showroom and other leasehold improvements in our corporate offices was offset partially by cash provided by net financing activities.

During the fiscal year ended June 30, 2022, approximately $573,000 of cash was provided by our operations. The primary drivers of our cash flows from operations were the favorable effect of net income in the amount of $2.37 million, which also included $1.87 million of non-cash expenses; an increase in accounts payable of $1.63 million; and an increase in prepaid expenses and other assets of $927,000. These factors were offset partially by an increase in inventory of $4.54 million; a decrease in accrued expenses and other liabilities of $1.20 million; an increase in accounts receivable of $484,000; and a decrease in accrued income taxes of $10,000.

During the fiscal year ended June 30, 2022, accounts receivable increased as compared with our accounts receivable as of the prior year ended June 30, 2021. Throughout the course of the COVID-19 pandemic and through the fiscal year ended June 30, 2022, from time to time we have offered extended Traditional segment customer payment terms beyond 90 days to certain credit-worthy customers. Because of the ongoing impact of the pandemic on the global economy, the extension of these terms may not immediately increase liquidity as a result of ongoing current-period sales, which we expect may continue to be pressured due to the effects of the ongoing pandemic. In addition, we believe our competitors and other vendors in the wholesale jewelry industry have expanded their use of extended payment terms and, in aggregate, we believe that, through our use of extended payment terms, we provide a competitive response in our market during the current global economic environment. We believe that we are unable to estimate the impact of these actions on our net sales, but we believe that if we ceased providing extended payment terms, we would be at a competitive disadvantage for some Traditional segment customers in the marketplace during this economic period and that our net sales and profits would likely be adversely impacted.

During the fiscal year ended June 30, 2022, prepaid expenses and other assets increased principally as a result of an increase in the right-of-use asset associated with leasehold improvements in connection with the lease for our corporate headquarters facilities (which for financial reporting purposes is classified with prepaid expenses and other assets in the consolidated statement of cash flows) and the timing of certain vendor payments, primarily for insurance-related premium expenses, in advance of goods or services received. During the fiscal year ended June 30, 2022, accrued expenses and other liabilities decreased principally due the timing of payments for certain incurred expenses, principally for compensation and related benefits, partially offset by an increase in the operating lease liability associated with the lease for our corporate headquarters facilities. During the fiscal year ended June 30, 2022, accounts payable increased primarily as a result of the timing of payments for costs associated with inventory-related purchases and professional services incurred. As a result of the pandemic, we have from time-to-time paid certain vendor business partners in advance of their payment terms to secure and achieve supply chain needs.

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

We manufactured approximately $9.23 million and $7.63 million in loose jewels and $16.98 million and $12.72 million in finished jewelry, which includes the cost of the loose jewels and the purchase of precious metals and labor in connection with jewelry production, during the fiscal years ended June 30, 2022 and 2021, respectively. We expect our purchases of precious metals and labor to fluctuate in conjunction with the levels of our finished jewelry business. In addition, the price of gold has fluctuated significantly over the past decade, resulting in higher retail price points for gold jewelry. Because the market prices of gold and other precious metals are beyond our control, upward price trends could have a negative impact on our operating cash flow as we manufacture finished jewelry.

Historically, our raw material inventories of SiC crystals had been purchased under exclusive supply agreements with a limited number of suppliers. Because the supply agreements restricted the sale of these crystals exclusively to us, the suppliers negotiated minimum purchase commitments with us that, when combined with reduced sales levels during prior periods in which the purchase commitments were in effect, have resulted in levels of inventories that are higher than we might otherwise maintain. As of June 30, 2022 and 2021, $22.49 million and $17.72 million, respectively, of our inventories were classified as long-term assets. Loose jewel sales and finished jewelry that we manufacture will utilize both the finished goods loose jewels currently on-hand and, as we deplete certain shapes and sizes, our on-hand raw material SiC crystals of $1.99 million and new raw material that we purchase pursuant to the Supply Agreement.

A more detailed description of our inventories is included in Note 6 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

We made income tax payments of approximately $0 and $15,000 during the fiscal years ended June 30, 2022 and 2021, respectively. As of June 30, 2022, all of our remaining federal income tax credits had expired or been utilized, and therefore, are not available to be carried forward to offset future income taxes. As of June 30, 2022 and 2021, we had federal tax net operating loss carryforwards of approximately $16.53 million and $19.00 million, respectively, expiring between 2034 and 2037, or that have no expiration, which can be used to offset against future federal taxable income; North Carolina tax net operating loss carryforwards of approximately $19.77 million and  $19.87 million, respectively, expiring between 2023 and 2035; and various other state tax net operating loss carryforwards expiring between 2023 and 2040, which can be used to offset against future state taxable income.

Short-Term Capital Resources

Line of Credit

Effective July 7, 2021, we obtained from JPMorgan Chase our $5.00 million cash collateralized JPMorgan Chase Credit Facility. The JPMorgan Chase Credit Facility may be used for general corporate and working capital purposes, including permitted acquisitions and certain additional indebtedness for borrowed money, installment obligations, and obligations under capital and operating leases. The JPMorgan Chase Credit Facility is secured by a cash deposit in the amount of $5.05 million held by JPMorgan Chase as collateral for the line of credit facility. Effective July 28, 2022, the JPMorgan Chase Credit Facility was amended to, among other things, extend the maturity date to July 31, 2023, and append our obligations under the JPMorgan Chase Credit Facility to be guaranteed by our wholly owned subsidiaries, Charles & Colvard Direct, LLC, charlesandcolvard.com, LLC, and moissaniteoutlet.com, LLC.

Each advance under the JPMorgan Chase Credit Facility, as amended, accrues interest at a rate equal to the sum of JPMorgan Chase’s monthly secured overnight financing rate, or the SOFR rate, to which JPMorgan Chase is subject with respect to the adjusted SOFR rate as established by the U.S. Federal Reserve Board, plus a margin of 1.25% per annum and an unsecured to secured interest rate adjustment of 0.10% per annum. Prior to its amendment, each advance under the JPMorgan Chase Credit Facility would have accrued interest at a rate equal to JPMorgan Chase’s monthly LIBOR rate multiplied by a statutory reserve rate for eurocurrency funding to which JPMorgan Chase is subject with respect to the adjusted LIBOR rate as established by the U.S. Federal Reserve Board, plus a margin of 1.25% per annum. Interest is calculated monthly on an actual/360-day basis and payable monthly in arrears. Principal outstanding during an event of default, at JPMorgan Chase’s option, accrues interest at a rate of 3% per annum in excess of the above rate. Any advance may be prepaid in whole or in part at any time. See Note 2, under the caption of Recently Issued Accounting Pronouncements, to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for more detailed information relating to concerns about structural risks of interbank offered rates, or IBORs, and, particularly, the risk of cessation of the LIBOR during the fiscal year ended June 30, 2022.

The JPMorgan Chase Credit Facility is evidenced by a credit agreement, as amended, between us and JPMorgan Chase, or the JPMorgan Chase Credit Agreement, dated as of July 28, 2022, and customary ancillary documents, in the principal amount not to exceed $5.00 million at any one time outstanding and a line of credit note, or the JPMorgan Chase Line of Credit Note, in which we promise to pay on or before July 31, 2023, the amount of $5.00 million or so much thereof as may be advanced and outstanding. In the event of default, JPMorgan Chase, at its option, may accelerate the maturity of advances outstanding under the JPMorgan Chase Credit Facility. The JPMorgan Chase Credit Agreement and ancillary documents contain customary covenants, representations, fees, debt, contingent obligations, liens, loans, leases, investments, mergers, acquisitions, divestitures, subsidiaries, affiliate transactions, changes in control, as well as indemnity, expense reimbursement, and confidentiality provisions.

In connection with the JPMorgan Chase Credit Facility, effective July 7, 2021, we incurred a non-refundable origination fee in the amount of $10,000 that was paid in full to JPMorgan Chase upon execution of the JPMorgan Chase Credit Facility on July 12, 2021. There was no origination fee paid to JPMorgan Chase in connection with the amended JPMorgan Chase Credit Facility, dated, July 28, 2022.

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

As of June 30, 2022, we had not borrowed against the JPMorgan Chase Credit Facility.

Prior to obtaining the JPMorgan Chase Credit Facility, we and our wholly owned subsidiary, charlesandcolvard.com, LLC, collectively referred to as the White Oak Borrowers, had a $5.00 million asset-based revolving credit facility, or the White Oak Credit Facility, from White Oak Commercial Finance, LLC, or White Oak, which we terminated in accordance with its terms as of July 9, 2021. The effective date of the White Oak Credit Facility was July 13, 2018, and it was scheduled to mature on July 13, 2021.

The White Oak Credit Facility was available for general corporate and working capital purposes, including permitted acquisitions and was guaranteed by the White Oak Borrowers. Under the terms of the White Oak Credit Facility, the Borrowers were required to maintain at least $500,000 in excess availability at all times. The White Oak Credit Facility contained no other financial covenants.

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

Long-Term Capital Commitments

Contractual Agreement

On December 12, 2014, we entered into the Supply Agreement with Wolfspeed. Under the Supply Agreement, subject to certain terms and conditions, we agreed to exclusively purchase from Wolfspeed, and Wolfspeed agreed to exclusively supply, 100% of our required SiC materials in quarterly installments that must equal or exceed a set minimum order quantity. The initial term of the Supply Agreement was scheduled to expire on June 24, 2018, unless extended by the parties. Effective June 22, 2018, the Supply Agreement was amended to extend the expiration date to June 25, 2023. The Supply Agreement, as amended, also provides for the exclusive production of our premium moissanite product, Forever One™ and provided us with one option, subject to certain conditions, to unilaterally extend the term of the Supply Agreement for an additional two-year period following the expiration of the initial term. In addition, the amendment to the Supply Agreement established a process by which Wolfspeed may begin producing alternate SiC material based on our specifications that will give us the flexibility to use the materials in a broader variety of our products, as well as to permit us to purchase certain amounts of SiC materials from third parties under limited conditions. On August 26, 2020, the Supply Agreement was further amended, effective June 30, 2020, to extend the expiration date to June 29, 2025, which may be further extended by mutual agreement of the parties. The Supply Agreement was also amended to, among other things, (i) spread our total purchase commitment under the Supply Agreement in the amount of approximately $52.95 million over the term of the Supply Agreement, as amended; (ii) establish a process by which Wolfspeed has agreed to accept purchase orders in excess of the agreed-upon minimum purchase commitment, subject to certain conditions; and (iii) permit us to purchase revised amounts of SiC materials from third parties under limited conditions. Our total purchase commitment under the Supply Agreement, as amended, until June 2025 is approximately $52.95 million, of which approximately $26.55 million remains to be purchased as of June 30, 2022.

For more information regarding the second amendment to our Supply Agreement, executed on August 26, 2020, see Note 10 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

During the fiscal years ended June 30, 2022 and 2021, we purchased approximately $6.29 million and $3.78 million, respectively, of SiC crystals from Wolfspeed. Going forward, we expect to use existing cash and cash equivalents and access to other working capital resources, including but not limited to the issuance of equity securities, together with future cash expected to be provided by operating activities to finance our purchase commitment under the Supply Agreement, as amended.

Liquidity and Capital Trends

We believe that our existing cash and cash equivalents and access to other working capital resources, including but not limited to the issuance of equity securities, and cash expected to be provided by operating activities combined will be sufficient to meet our working capital and capital expenditure needs over the next twelve months.

From a long-term perspective, we believe that our ongoing access to capital markets, including but not limited to the issuance of equity securities or even potential debt securities, coupled with cash provided by operating activities in future periods beyond the next twelve months, will continue to provide us with the necessary liquidity to meet our long-term working capital and capital expenditure requirements.

In connection with our short- and long-term capital resources, we have an effective shelf registration statement on Form S-3 on file with the SEC that allows us to periodically offer and sell, individually or in any combination, shares of common stock, shares of preferred stock, warrants to purchase shares of common stock or preferred stock, and units consisting of any combination of the foregoing types of securities, up to a total of $25.00 million, of which all is available. However, we may offer and sell no more than one-third of our public float (which is the aggregate market value of our outstanding common stock held by non-affiliates) in any 12-month period. Our ability to issue equity securities under the shelf registration statement is subject to market conditions, which may be in turn, subject to, among other things, the potential disruption and volatility that may be caused by ongoing effects of the COVID-19 pandemic. Any capital raise is not assured and may not be at terms that would be acceptable to us.

Our future capital requirements and the adequacy of available funds will depend on many factors, including the ongoing uncertainty surrounding COVID-19 that could lead to further disruption and volatility in the global capital markets as well as its impact on our rate of sales growth; the expansion of our sales and marketing activities; the timing and extent of raw materials and labor purchases in connection with loose jewel production to support our moissanite jewels and lab grown diamond business and precious metals and labor purchases in connection with jewelry production to support our finished jewelry business; the timing of capital expenditures; and the risk factors described in more detail in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Currently, we have the JPMorgan Chase Credit Facility, as amended, through its expiration on July 31, 2023, which we believe would mitigate these risks to our cash and liquidity position. Also, we may make investments in, or acquisitions of, complementary businesses, which could also require us to seek additional equity or debt financing.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which we prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities. “Critical accounting policies and estimates” are defined as those most important to the financial statement presentation and that require the most difficult, subjective, or complex judgments. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Under different assumptions and/or conditions, those actual results of operations may materially differ. The most significant estimates impacting our consolidated financial statements relate to the valuation and classification of inventories, accounts receivable reserves, deferred tax assets, stock-based compensation, and revenue recognition. We also have other policies that we consider key accounting policies, but these policies typically do not require us to make estimates or judgments that are difficult or subjective.

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

Our work-in-process inventories include raw SiC crystals on which processing costs, such as labor and sawing, have been incurred; and components, such as metal castings and finished goods set with moissanite jewels, that have been issued to jobs in the manufacture of finished jewelry. Our moissanite jewel manufacturing process involves the production of intermediary shapes, called “preforms,” that vary depending upon the expected size and shape of the finished jewel. To maximize manufacturing efficiencies, preforms may be made in advance of current finished inventory needs but remain in work-in-process inventories. As of June 30, 2022 and 2021, work-in-process inventories issued to active production jobs approximated $2.76 million and $2.23 million, respectively.

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

Revenue Recognition

Revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. To achieve this principle, we perform the following five steps: (i) identification of a contract with a customer; (ii) identification of any separate performance obligations; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when we have satisfied the underlying performance obligations. We recognize substantially all of our revenue at a point in time when control of our goods has passed to the customer with the exception of consigned goods. We consider our performance obligation related to the shipment of goods satisfied at the time this control is transferred. We also have a variable consideration element related to most of our contracts in the form of product return rights. At the time revenue is recognized, an allowance for estimated returns is established and any change in the allowance for returns is charged against net sales in the current period. For our Traditional segment customers, the returns policy generally allows for the return of jewels and finished jewelry with a valid reason for credit within 30 days of shipment. Customers in both our charlesandcolvard.com and moissaniteoutlet.com websites may also generally return purchases within 30 days, respectively, of the shipment date in accordance with our returns policies as disclosed on our charlesandcolvard.com and moissaniteoutlet.com websites. Periodically, we ship loose jewel goods and finished goods to Traditional segment customers on consignment terms. Under these consignment terms, the customer assumes the risk of loss and has an absolute right of return for a specified period that typically ranges from six months to one year. Our Online Channels segment and Traditional segment customers are generally required to make payments on consignment shipments within 30 to 60 days upon the customer informing us that such inventory will be kept by the customer. Accordingly, we do not recognize revenue on these consignment transactions until the earlier of (i) the customer informing us that the inventory will be kept by the customer; (ii) the expiration of the right of returns period; or (iii) the customer informing us that the inventory has been sold.

See Note 2 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K under the Revenue Recognition caption for additional information regarding the underlying required disclosures arising from contracts with customers as well as a more detailed description of our revenue recognition accounting policy.

Accounts Receivable Reserves

Estimates are used to determine the amount of two reserves against trade accounts receivable. The first reserve is an allowance for sales returns. At the time revenue is recognized, we estimate future returns using a historical return rate that is reviewed quarterly with consideration of any contractual return privileges granted to customers and we reduce sales and trade accounts receivable by this estimated amount. Our allowance for sales returns was $591,000 and $675,000 at June 30, 2022 and 2021, respectively.

The second reserve is an allowance for uncollectible accounts for the measurement of estimated credit losses resulting from the failure of our customers to make required payments. This allowance reduces trade accounts receivable to an amount expected to be collected. We use a current expected credit losses model whereby we estimate credit losses expected over the life of our pool of exposures based on historical percentages of uncollectible accounts, changes in payment history, and facts and circumstances, including any current extenuating economic conditions, for example those resulting from the COVID-19 pandemic or current worldwide adverse economic conditions, regarding specific accounts that become known to, or forecasted by, us when evaluating the adequacy of the allowance for uncollectible accounts. We determine a credit loss percentage based on the age of the receivable that we deem uncollectible related to potential credit losses. We record an allowance for such credit losses, which includes a provision for expected losses based on historical write-offs, adjusted for current conditions as deemed necessary, reasonable and supportable forecasts about future conditions, and a specific reserve for accounts deemed at risk. The allowance is our estimate for accounts receivable as of the balance sheet date that ultimately will not be collected. Any changes in the allowance are reflected in the results of operations in the period in which the change occurs. We write-off accounts receivable and the related allowance recorded previously when it becomes probable, based upon customer facts and circumstances, that such amounts will not be collected. We generally use internal collection efforts, which may include our sales personnel as deemed appropriate. After all internal collection efforts have been exhausted, we generally write-off the underlying account receivable.

Any accounts with significant balances are reviewed separately to determine an appropriate allowance based on the facts and circumstances of the specific underlying customer account. During our review for the fiscal years ended June 30, 2022 and 2021, we determined no additional reserves were necessary for specific accounts. Based on these criteria, we determined that allowances for uncollectible accounts receivable of $85,000 and $71,000 at June 30, 2022 and 2021, respectively, were required.

Deferred Tax Assets

As of each reporting date, management considers new evidence, both positive and negative, that could impact its view with regard to future realization of available deferred tax assets. As of June 30, 2021, cumulative positive taxable income over the preceding three tax years had been generated in the U.S., as compared to the negative evidence of cumulative losses in the prior years. We also determined that our expectations of future taxable income in upcoming tax years, including estimated growth rates applied to future expected taxable income that included significant management estimates and assumptions, would be sufficient to result in full utilization of our federal net operating loss carryforwards and certain of the deferred tax assets prior to any statutory expiration. As a result, we determined that sufficient positive evidence existed as of June 30, 2021, to conclude that it was more likely than not deferred tax assets of approximately $6.35 million would be realizable, and we reduced our valuation allowance accordingly. The reduction of the valuation allowances against these deferred tax assets was the main driver of the income tax benefit recognized during the fiscal year ended June 30, 2021 of approximately $6.33 million.

With the reduction of our valuation allowance during the fiscal year ended June 30, 2021, we recognized deferred income tax expense during the fiscal year ended June 30, 2022 in the amount of approximately $499,000 compared to a deferred income tax benefit during the year ended June 30, 2021 in the amount of approximately $6.35 million. A valuation allowance remains against certain deferred tax assets primarily relating to state net operating loss carryforwards from our e-commerce subsidiary due to the timing uncertainty of when it will generate positive taxable income to utilize the associated deferred tax assets. In addition, a valuation allowance also remains against certain deferred tax assets relating to operating loss carryforwards relating to our dormant subsidiary located in Hong Kong.

As of June 30, 2022, we determined that our expectations of future taxable income in upcoming tax years, including estimated growth rates applied to future expected taxable income that includes significant management estimates and assumptions, would continue to be sufficient to result in full utilization of our remaining federal net operating loss carryforwards and certain of the deferred tax assets prior to any statutory expiration. As a result, we determined that sufficient positive evidence existed as of June 30, 2022, to conclude that it is more likely than not deferred tax assets of approximately $5.85 million remain realizable. Conversely, we further determined that sufficient negative evidence continued to exist to conclude it was uncertain that we would have sufficient future taxable income to utilize certain of its deferred tax assets. Therefore, we continued to maintain a valuation allowance against the deferred tax assets relating to certain state net operating loss carryforwards from our e-commerce subsidiary due to the timing uncertainty of when it will generate positive taxable income to utilize the associated deferred tax assets. In addition, a valuation allowance remains against certain deferred tax assets relating to operating loss carryforwards relating to our dormant subsidiary located in Hong Kong

As of June 30, 2022, all of our remaining federal income tax credits had expired or been utilized, and therefore, are not available to be carried forward to offset future income taxes. As of June 30, 2022 and 2021, we had federal tax net operating loss carryforwards of approximately $16.53 million and $19.00 million, respectively, expiring between 2034 and 2037, or that have no expiration, which can be used to offset against future federal taxable income; North Carolina tax net operating loss carryforwards of approximately $19.77 million and  $19.87 million, respectively, expiring between 2023 and 2035; and various other state tax net operating loss carryforwards expiring between 2023 and 2040, which can be used to offset against future state taxable income.

As of each of June 30, 2022 and 2021, there was approximately $6.03 million in net operating loss carryforwards in Hong Kong. In accordance with the Hong Kong tax code, these amounts can be carried forward indefinitely to offset future taxable income in Hong Kong. Our deferred tax assets in Hong Kong were fully reserved with a valuation allowance of $996,000 as of each of June 30, 2022 and 2021, and had been fully reserved in all prior fiscal periods due to the uncertainty of future taxable income in this jurisdiction to utilize the deferred tax assets. Charles & Colvard (HK) Ltd., our Hong Kong subsidiary, was entered into dormancy as of September 30, 2020, following its re-activation in December 2017. Charles & Colvard (HK) Ltd. previously became dormant in the second quarter of 2009 and has had no operating activity since 2008. If we use any portion of our deferred tax assets in future periods, the valuation allowance would need to be reversed and may impact our future operating results.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Charles & Colvard, Ltd.
Morrisville, North Carolina

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Charles & Colvard, Ltd. (the “Company”) as of June 30, 2022, and 2021, the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventories Net Realizable Value

As described in Notes 2 and 6 to the Company’s consolidated financial statements, inventories totaled approximately $33.5 million at June 30, 2022.  Inventories are stated at the lower of cost or net realizable value.  Each accounting period, the Company evaluates the valuation of inventories including the need for potential adjustments to inventory-related reserves, which includes significant estimates by management.

We identified management’s estimation of the net realizable value of inventories, including inventory-related reserves, as a critical audit matter.  Certain of the Company’s inventories are subject to various market factors, including changes in styling trends, that could indicate a decline in the net realizable value.  Given the inherent uncertainty in estimating the future marketability of the Company’s products, auditing management’s estimation of the net realizable value of inventories required a high degree of auditor judgment and increased audit effort.

The primary procedures we performed to address this critical audit matter included:

•
Evaluating the reasonableness of the inputs used in management’s inventory reserve calculations including historical demand, prices for similar products recently sold by the Company, current and expected margins based on current period sales of inventories on hand, and industry trends.

•
Assessing the reserve analysis to determine whether management identified evidence of potential declines in marketability, including slow moving inventory, for which carrying value may exceed estimates of net realizable value and appropriately evaluated potential reserves.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2010.

Raleigh, North Carolina
September 1, 2022

CHARLES & COLVARD, LTD.
CONSOLIDATED BALANCE SHEETS

	June 30,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$15,668,361	$21,302,317
Restricted cash	5,510,979	144,634
Accounts receivable, net	2,220,816	1,662,074
Inventory, net	11,024,276	11,450,141
Note receivable	250,000	250,000
Prepaid expenses and other assets	1,190,012	952,065
Total current assets	35,864,444	35,761,231
Long-term assets:
Inventory, net	22,488,524	17,722,579
Property and equipment, net	1,901,176	875,897
Intangible assets, net	265,730	209,658
Operating lease right-of-use assets	2,787,419	3,952,146
Deferred income taxes, net	5,851,904	6,350,830
Other assets	49,658	49,658
Total long-term assets	33,344,411	29,160,768
TOTAL ASSETS	$69,208,855	$64,921,999

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,401,229	$2,774,373
Operating lease liabilities, current portion	856,571	566,083
Accrued expenses and other liabilities	1,546,483	2,281,807
Total current liabilities	6,804,283	5,622,263
Long-term liabilities:
Noncurrent operating lease liabilities	2,846,805	3,600,842
Accrued income taxes	-	9,878
Total long-term liabilities	2,846,805	3,610,720
Total liabilities	9,651,088	9,232,983
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common stock, no par value; 50,000,000 shares authorized; 30,778,046 shares issued and 30,747,759 shares outstanding at June 30, 2022 and 29,913,095 shares issued and outstanding at June 30, 2021	57,242,211	56,057,109
Additional paid-in capital	25,956,491	25,608,593
Treasury stock, at cost, 30,287 shares and 0 shares at June 30, 2022 and 2021, respectively	(38,164)	-
Accumulated deficit	(23,602,771)	(25,976,686)
Total shareholders’ equity	59,557,767	55,689,016
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$69,208,855	$64,921,999

See Notes to Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2022	2021
Net sales	$43,089,024	$39,235,839
Costs and expenses:
Cost of goods sold	22,845,702	20,809,690
Sales and marketing	12,421,138	8,476,716
General and administrative	4,948,980	4,441,441
Total costs and expenses	40,215,820	33,727,847
Income from operations	2,873,204	5,507,992
Other income (expense):
Gain on extinguishment of debt	-	974,328
Interest income	19,277	5,581
Interest expense	-	(8,953)
Loss on foreign currency exchange	(34)	(603)
Total other income (expense), net	19,243	970,353
Income before income taxes	2,892,447	6,478,345
Income tax (expense) benefit	(518,532)	6,332,421
Net income	$2,373,915	$12,810,766

Net income per common share:
Basic	$0.08	$0.44
Diluted	0.08	0.42

Weighted average number of shares used in computing net income per common share:
Basic	30,363,076	29,144,820
Diluted	31,316,028	30,232,567

See Notes to Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Shareholders’ Equity
Balance at June 30, 2020	28,949,410	$54,342,864	$25,880,165	$-	$(38,787,452)	$41,435,577
Stock-based compensation	-	-	352,583	-	-	352,583
Issuance of restricted stock	178,750	-	-	-	-	-
Retirement of restricted stock	(162,500)	-	-	-	-	-
Stock option exercises	947,435	1,714,245	(624,155)	-	-	1,090,090
Net income	-	-	-	-	12,810,766	12,810,766
Balance at June 30, 2021	29,913,095	$56,057,109	$25,608,593	$-	$(25,976,686)	$55,689,016
Stock-based compensation	-	-	774,341	-	-	774,341
Issuance of restricted stock	242,725	-	-	-	-	-
Stock option exercises	622,226	1,185,102	(426,443)	-	-	758,659
Repurchases of common stock	(30,287)	-	-	(38,164)	-	(38,164)
Net income	-	-	-	-	2,373,915	2,373,915
Balance at June 30, 2022	30,747,759	$57,242,211	$25,956,491	$(38,164)	$(23,602,771)	$59,557,767

See Notes to Consolidated Financial Statements.

 CHARLES & COLVARD, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,373,915	$12,810,766
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	479,308	567,122
Stock-based compensation	774,341	352,583
Provision for uncollectible accounts	14,000	2,030
Recovery of sales returns	(84,000)	(29,000)
Inventory write-downs	195,000	150,000
Recovery of accounts receivable discounts	(4,285)	(9,153)
Gain on extinguishment of debt	-	(974,328)
Deferred income taxes	498,926	(6,350,830)
Changes in operating assets and liabilities:
Accounts receivable	(484,457)	(955,233)
Inventory	(4,535,080)	1,311,239
Prepaid expenses and other assets, net	926,780	(3,140,405)
Accounts payable	1,626,856	(973,862)
Accrued income taxes	(9,878)	1,931
Accrued expenses and other liabilities	(1,198,873)	3,710,232
Net cash provided by operating activities	572,553	6,473,092

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,496,471)	(437,069)
Payment to fund note receivable	-	(250,000)
Payments for intangible assets	(64,188)	(46,396)
Net cash used in investing activities	(1,560,659)	(733,465)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock option exercises	758,659	1,090,090
Repurchases of common stock	(38,164)	-
Net cash provided by financing activities	720,495	1,090,090

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(267,611)	6,829,717
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	21,446,951	14,617,234
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	$21,179,340	$21,446,951

Supplemental disclosure of non-cash investing and financing activities:
Additions to right-of-use assets obtained from new operating lease liabilities	$-	$3,908,249
Forgiveness of PPP Loan principal	$-	$965,000

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$-	$14,704

See Notes to Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

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

The Company sells loose moissanite jewels, loose lab grown diamonds, and finished jewelry featuring both moissanite and lab grown diamonds at wholesale prices to distributors, manufacturers, retailers, and designers, including some of the largest distributors and jewelry manufacturers in the world. The Company’s finished jewelry and loose moissanite jewels and lab grown diamonds that are mounted into fine jewelry by other manufacturers are sold at retail outlets and via the Internet. The Company sells at retail prices to end-consumers through its wholly owned operating subsidiary, charlesandcolvard.com, LLC, third-party online marketplaces, drop-ship, and other pure-play, exclusively e-commerce outlets. The Company also sells at discount retail prices to end-consumers, drop-ship retail partners, and a third-party online marketplace through moissaniteoutlet.com, LLC, a wholly owned operating subsidiary of charlesandcolvard.com, LLC.

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation – The accompanying consolidated financial statements as of and for the fiscal years ended June 30, 2022 and 2021, include the accounts of the Company and its wholly owned subsidiaries charlesandcolvard.com, LLC; including its wholly-owned subsidiary, moissaniteoulet.com, LLC, which was formed and incorporated as of February 24, 2022; Charles & Colvard Direct, LLC; and Charles & Colvard (HK) Ltd., the Company’s Hong Kong subsidiary, which was entered into dormancy as of September 30, 2020 following its re-activation in December 2017. Charles & Colvard (HK) Ltd. previously became dormant in the second quarter of 2009 and has had no operating activity since 2008. Charles & Colvard Direct, LLC, had no operating activity during the fiscal years ended June 30, 2022 or 2021. All intercompany accounts have been eliminated.

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

Recently Issued Accounting Pronouncements – Effective July 1, 2021, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes (“ASU 2019-12”) that provides guidance for the simplification of the accounting for income taxes that is intended to reduce the complexity while maintaining or improving the usefulness of tax disclosure information in an entity’s financial statements. The resulting impact of ASU 2019-12 did not have a material impact on the Company’s consolidated financial statements.

In March 2020, and as updated in January 2021, in response to concerns about structural risks of interbank offered rates (“IBORs”), and, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”), the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”), which provides guidance to ease the burden in accounting for or recognizing the effects of referenced interest rate reform on financial reporting. ASU 2020-04 is elective and may be applied as of March 12, 2020 through December 31, 2022. As described in more detail in Note 10, “Debt”, borrowings under the Company’s line of credit during the fiscal year ended June 30, 2022 would have been based on a rate equal to the one-month LIBOR. As of June 30, 2022, the Company had not borrowed against its line of credit, and therefore, has not elected to apply ASU 2020-04 as of or for the fiscal year ended June 30, 2022.

Cash and Cash Equivalents – All highly liquid investments with an original maturity of three months or less from the date of purchase are considered to be cash equivalents. The Company’s cash and cash equivalents include cash on deposit and a money market fund. See the Restricted Cash caption below for further details on the nature and classifications of the Company’s restricted cash balances.

Restricted Cash – In accordance with the terms of the Company’s cash collateralized $5.00 million credit facility from JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), which the Company entered into on July 12, 2021, and as amended on July 28, 2022, the Company is required to keep $5.05 million in a cash deposit account held by JPMorgan Chase. Such amount was held as security for the Company’s credit facility from JPMorgan Chase. Accordingly, during the term of the JPMorgan Chase credit facility, the cash deposit held by JPMorgan Chase is classified as restricted cash for financial reporting purposes on the Company’s Consolidated Balance Sheets.

For additional information regarding the Company’s cash collateralized credit facility with JPMorgan Chase, see Note 11, “Debt” and Note 16, “Subsequent Event.”

Pursuant to the terms and conditions of the Company’s broker-dealer agreement with Oppenheimer & Co., Inc. (“Oppenheimer”), with whom the Company has engaged to transact common stock share repurchases in connection with its stock repurchase program, the Company is required to maintain a funded liquid margin account held by Oppenheimer for the benefit of the Company. The purpose of this account is to fund the Company’s common stock purchases and any underlying transaction costs and fees. Depending upon the level and timing of stock repurchase activity, the funded margin account cash balance will fluctuate from time to time. At June 30, 2022, cash in the amount of approximately $461,000 was held by Oppenheimer. Such cash amount held by Oppenheimer was classified as restricted cash for financial reporting purposes on the Company’s Consolidated Balance Sheets.

For additional information regarding the Company’s stock repurchase program, see Note 12, “Shareholders’ Equity and Stock-Based Compensation.”

In accordance with cash management process requirements related to the Company’s former asset-based revolving credit facility from White Oak Commercial Finance, LLC (“White Oak”), which was terminated by the Company on July 9, 2021 in accordance with its terms, such credit facility contained access and usage restrictions on certain cash deposit balances for periods of up to two business days during which time the deposits were held by White Oak for the benefit of the Company. During the period these cash deposits were held by White Oak, such amounts were classified as restricted cash for financial reporting purposes on the Company’s Consolidated Balance Sheets.

For additional information regarding termination of the Company’s asset-based revolving credit facility with White Oak, see Note 11, “Debt.”

The reconciliation of cash, cash equivalents, and restricted cash, as presented on the Consolidated Statements of Cash Flows, consists of the following as of the dates presented:

	June 30,
	2022	2021
Cash and cash equivalents	$15,668,361	$21,302,317
Restricted cash	5,510,979	144,634
Total cash, cash equivalents, and restricted cash	$21,179,340	$21,446,951

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

Accounts Receivable Reserves – Estimates are used to determine the amount of two reserves against trade accounts receivable. The first reserve is an allowance for sales returns. At the time revenue is recognized, the Company estimates future returns using a historical return rate that is reviewed quarterly with consideration of any contractual return privileges granted to customers and it reduces sales and trade accounts receivable by this estimated amount. The Company’s allowance for sales returns was $591,000 and $675,000 at June 30, 2022 and 2021, respectively.

The following are reconciliations of the allowance for sales returns balances for the periods presented:

	Year Ended June 30,
	2022	2021
Balance, beginning of year	$675,000	$704,000
Additions charged to operations	6,012,069	5,631,415
Sales returns	(6,096,069)	(5,660,415)
Balance, end of year	$591,000	$675,000

The second reserve is an allowance for uncollectible accounts for the measurement of estimated credit losses resulting from the failure of the Company’s customers to make required payments. This allowance reduces trade accounts receivable to an amount expected to be collected. The Company uses a current expected credit losses model whereby management estimates credit losses expected over the life of its pool of exposures based on historical percentages of uncollectible accounts, changes in payment history, and facts and circumstances, including any current extenuating economic conditions, regarding specific accounts that become known to, or forecasted by, management when evaluating the adequacy of the allowance for uncollectible accounts. The Company determines a credit loss percentage based on the age of the receivable that it deems uncollectible related to potential credit losses. The Company records an allowance for such credit losses, which includes a provision for expected losses based on historical write-offs, adjusted for current conditions as deemed necessary, reasonable and supportable forecasts about future conditions, and a specific reserve for accounts deemed at risk. The allowance is the Company’s estimate for accounts receivable as of the balance sheet date that ultimately will not be collected. Any changes in the allowance are reflected in the results of operations in the period in which the change occurs. The Company writes-off accounts receivable and the related allowance recorded previously when it becomes probable, based upon customer facts and circumstances, that such amounts will not be collected. The Company generally uses internal collection efforts, which may include its sales personnel as it deems appropriate. After all internal collection efforts have been exhausted, the Company generally writes-off the underlying account receivable.

Any accounts with significant balances are reviewed separately to determine an appropriate allowance based on the facts and circumstances of the specific underlying customer account. During its review for the fiscal years ended June 30, 2022 and 2021, the Company determined no additional reserves were necessary for specific accounts. Based on these criteria, management determined that allowances for uncollectible accounts receivable of $85,000 and $71,000 at June 30, 2022 and 2021, respectively, were required.

The following are reconciliations of the allowance for uncollectible accounts balances as of the periods presented:

	Year Ended June 30,
	2022	2021
Balance, beginning of year	$71,000	$79,000
Additions charged to operations	14,000	2,030
Write-offs, net of recoveries	-	(10,030)
Balance, end of year	$85,000	$71,000

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

Intangible Assets – The Company capitalizes costs associated with obtaining or defending patents issued or pending for inventions and license rights related to the manufacturing of moissanite gemstones and fine jewelry set with moissanite and lab grown diamond jewels. Such costs are amortized over the life of the patent, generally 15 years. The Company also capitalizes licenses it obtains for the use of certain advertising images and external costs incurred for trademarks. Such costs are amortized over the period of the license or estimated useful life of the trademark, respectively.

Impairment of Long-Lived Assets – The Company evaluates the recoverability of its long-lived assets by reviewing them for possible impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying value of the asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment is measured as the amount by which the carrying value exceeds the fair value and such amount is recognized as an operating expense in the period in which the determination is made. As of June 30, 2022, the Company did not identify any indicators of long-lived asset impairment.

In addition to the recoverability assessment, the Company routinely reviews the remaining estimated useful lives of its long-lived assets. Any reduction in the useful-life assumption would result in increased depreciation and amortization expense in the current period in which such determination is made, as well as in subsequent periods.

Revenue Recognition – Revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. To achieve this principle, the Company performs the following five steps: (i) identification of a contract with a customer; (ii) identification of any separate performance obligations; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when the Company has satisfied the underlying performance obligations. The Company recognizes substantially all of its revenue at a point in time when control of the Company’s goods has passed to the customer with the exception of consigned goods. The Company considers its sole performance obligation related to the shipment of goods satisfied at the time this control is transferred. Customer payment terms for these shipments typically range between 30- and 90-days. Customers purchasing items through the Company’s websites pay amounts in advance of the Company transferring control of the goods. Amounts received in advance of the transfer of control are included in deferred revenue within accrued expenses and other liabilities on the consolidated balance sheets until the time of the transfer of control of the goods. All amounts included in deferred revenue at June 30, 2021 were recorded in net sales during the fiscal year ended June 30, 2022. The Company has elected to treat shipping and handling performed after control has transferred to customers as a fulfillment activity, and additionally, has elected the practical expedient to report sales taxes on a net basis. The Company records shipping and handling expense related to product sales as cost of sales.

The Company has a variable consideration element related to most of its contracts in the form of product return rights. At the time revenue is recognized, an allowance for estimated returns is established and any change in the allowance for returns is charged against net sales in the current period. For the Company’s Traditional segment customers, the returns policy generally allows for the return of jewels and finished jewelry with a valid reason for credit within 30 days of shipment. Online Channels segment customers in both of the Company’s transactional websites, charlesandcolvard.com and moissaniteoutlet.com, may also generally return purchases within 30 days of the shipment date in accordance with the Company’s returns policies as disclosed on its charlesandcolvard.com and moissaniteoutlet.com websites.

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

The Company estimates anticipated product returns in the form of a refund liability based on historical return percentages and current period sales levels. The Company also accrues a related returns asset for goods expected to be returned in salable condition, less any expected costs to recover such goods, including return shipping costs that the Company may incur. As of June 30, 2022 and 2021, the Company’s refund liabilities balances were $591,000 and $675,000, respectively, and are included as allowances for sales returns within accounts receivable, net, in the accompanying consolidated balance sheets. As of June 30, 2022 and 2021, the Company’s returns asset balances were $260,000 and $252,000, respectively, and are included within prepaid expenses and other assets in the accompanying consolidated balance sheets.

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

The Company also offers a cooperative advertising program to certain of its distributor and retail partners that reimburses, via a credit towards future purchases, a portion of their marketing costs based on the customers’ net purchases from the Company and is subject to the customer providing documentation of all advertising performed that includes the Company’s products. For the fiscal years ended June 30, 2022 and 2021, these approximate amounts were $792,000 and $380,000, respectively, and are included as a component of sales and marketing expenses. Because the Company receives a distinct good or service in exchange for consideration and the fair value of the benefit can be reasonably estimated, these transactions are reflected as sales and marketing expenses.

Advertising expenses, inclusive of the cooperative advertising program, for the fiscal years ended June 30, 2022 and 2021, were approximately $7.38 million and $4.25 million, respectively.

Sales and Marketing – Sales and marketing costs are expensed as incurred. These costs include all expenses of promoting and selling the Company’s products and include such items as the salaries, payroll-related expenses, and travel of sales and marketing personnel; digital marketing; advertising; trade shows; market research; sales commissions; and an allocation of overhead expenses attributable to these activities. Except for an allocation to general and administrative expenses, these costs also include the operating expenses of charlesandcolvard.com, LLC, the Company’s wholly owned operating subsidiary, which include the operating expenses of its wholly owned subsidiary, moissaniteoutlet.com, LLC.

General and Administrative – General and administrative costs are expensed as incurred. These costs include the salaries and payroll-related expenses of executive, finance, information technology, and administrative personnel; legal, investor relations, and professional fees; general office and administrative expenses; Board of Directors fees; rent; bad debts; and insurance.

Stock-Based Compensation – The Company recognizes compensation expense for stock-based awards based on estimated fair values on the date of grant. The Company uses the Black-Scholes-Merton option pricing model to determine the fair value of stock options. The fair value of restricted stock awards is determined by the market price of the Company’s common stock on the date of grant. The expense associated with stock-based compensation is recognized on a straight-line basis over the requisite service period of each award.

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

Risk-Free Interest Rate. The risk-free interest rate is based on the published yield available on U.S. Treasury issues with an equivalent term remaining equal to the expected life of the stock option; and

Expected Lives. The expected lives of the issued stock options represent the estimated period of time until exercise or forfeiture and are based on the simplified method of using the mid-point between the vesting term and the original contractual term. The simplified method is used because historically the Company has not had sufficient option exercise experience.

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

Net Income per Common Share – Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the periods. Diluted net income per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. Common equivalent shares consist of stock options and unvested restricted shares that are computed using the treasury stock method. Anti-dilutive stock awards consist of stock options that would have been anti-dilutive in the application of the treasury stock method.

As of the dates presented, the following table reconciles the differences between the basic and diluted net income per share presentations:

	Year Ended June 30,
	2022	2021
Numerator:
Net income	$2,373,915	$12,810,766

Denominator:
Weighted average common shares outstanding:
Basic	30,363,076	29,144,820
Effect of dilutive securities	952,952	1,087,747
Diluted	31,316,028	30,232,567

Net income per common share:
Basic	$0.08	$0.44
Diluted	$0.08	$0.42

For the fiscal years ended June 30, 2022 and 2021, stock options to purchase approximately 758,000 shares and 1.24 million shares, respectively, were excluded from the computation of diluted net income per common share because the exercise price of the stock options was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to net income per common share. Approximately 45,000 shares of unvested restricted stock were excluded from the computation of diluted net loss per common share as of June 30, 2022 because the shares were performance-based and the underlying conditions had not been met as of the year presented. There are no such performance-based shares of unvested restricted stock excluded from the computation of basic and diluted net income per common share as of June 30, 2021 because the underlying performance conditions for these restricted stock shares were met as of June 30, 2021.

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

Summary financial information by reportable segment for the periods presented is as follows:

	Year Ended June 30, 2022
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$23,539,347	$6,172,883	$29,712,230
Loose jewels	3,240,702	10,136,092	13,376,794
Total	$26,780,049	$16,308,975	$43,089,024

Product line cost of goods sold
Finished jewelry	$9,837,830	$4,094,870	$13,932,700
Loose jewels	1,209,832	4,959,958	6,169,790
Total	$11,047,662	$9,054,828	$20,102,490

Product line gross profit
Finished jewelry	$13,701,517	$2,078,013	$15,779,530
Loose jewels	2,030,870	5,176,134	7,207,004
Total	$15,732,387	$7,254,147	$22,986,534

Operating income	$2,550,991	$322,213	$2,873,204

Depreciation and amortization	$235,643	$243,665	$479,308

Capital expenditures	$305,586	$1,190,885	$1,496,471

	Year Ended June 30, 2021
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$19,905,199	$4,496,347	$24,401,546
Loose jewels	3,304,439	11,529,854	14,834,293
Total	$23,209,638	$16,026,201	$39,235,839

Product line cost of goods sold
Finished jewelry	$8,235,797	$3,036,215	$11,272,012
Loose jewels	1,216,942	5,640,813	6,857,755
Total	$9,452,739	$8,677,028	$18,129,767

Product line gross profit
Finished jewelry	$11,669,402	$1,460,132	$13,129,534
Loose jewels	2,087,497	5,889,041	7,976,538
Total	$13,756,899	$7,349,173	$21,106,072

Operating income	$3,739,553	$1,768,439	$5,507,992

Depreciation and amortization	$248,995	$318,127	$567,122

Capital expenditures	$253,935	$183,134	$437,069

The Company does not allocate any assets to the reportable segments, and, therefore, no asset information is reported to the chief operating decision maker or disclosed in the financial information for each segment.

A reconciliation of the Company’s product line cost of goods sold to cost of goods sold as reported in the consolidated financial statements is as follows:

	Year Ended June 30,
	2022	2021
Product line cost of goods sold	$20,102,490	$18,129,767
Non-capitalized manufacturing and production control expenses	1,661,207	1,591,114
Freight out	1,195,062	1,013,275
Inventory write-downs	195,000	150,000
Other inventory adjustments	(308,057)	(74,466)
Cost of goods sold	$22,845,702	$20,809,690

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

All intangible assets, as well as property and equipment, as of June 30, 2022 and 2021, are held and located in the United States.

The following presents net sales data by geographic area for the periods presented:

	Year Ended June 30,
	2022	2021
Net sales
United States	$41,138,538	$37,225,519
International	1,950,486	2,010,320
Total	$43,089,024	$39,235,839

4.	FAIR VALUE MEASUREMENTS

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

Assets that are measured at fair value on a non-recurring basis include property and equipment, leasehold improvements, and intangible assets, comprising patents, license rights, and trademarks. These items are recognized at fair value when they are considered to be impaired. As of June 30, 2022 and 2021, no assets were identified for impairment.

5.	NOTE RECEIVABLE

On March 5, 2021, the Company entered into a $250,000 convertible promissory note agreement (the “Convertible Promissory Note”), with an unrelated third-party strategic marketing partner. The Convertible Promissory Note is unsecured and was scheduled originally to mature on March 5, 2022. In February 2022, the Company entered into an amendment to the Convertible Promissory Note that was effective as of December 9, 2021 and changed the maturity date to September 30, 2022 (the “Maturity Date”). The Company has accounted for the Convertible Promissory Note as a current note receivable within the accompanying consolidated financial statements. Interest is accrued at a simple rate of 0.14% per annum and will accrue until the Convertible Promissory Note is converted in accordance with the conversion privileges contained within the Convertible Promissory Note or is repaid. Principal outstanding during an event of default accrues interest at the rate of 5% per annum. Accrued and unpaid interest on the Convertible Promissory Note is classified as a current asset and included in prepaid expenses and other assets in the accompanying consolidated financial statements.

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

6.	INVENTORIES

The Company’s total inventories, net of reserves, consisted of the following as of the dates presented:

	June 30,
	2022	2021
Finished jewelry:
Raw materials	$1,697,361	$1,476,514
Work-in-process	1,260,728	779,593
Finished goods	12,100,910	8,025,816
Finished goods on consignment	2,135,856	2,050,372
Total finished jewelry	17,194,855	12,332,295
Loose jewels:
Raw materials	1,985,355	1,775,505
Work-in-process	8,485,713	9,893,443
Finished goods	5,454,266	4,942,192
Finished goods on consignment	303,491	154,968
Total loose jewels	16,228,825	16,766,108
Total supplies inventory	89,120	74,317
Total inventory	$33,512,800	$29,172,720

As of the dates presented, the Company’s total inventories, net of reserves, are classified as follows:

	June 30,
	2022	2021
Short-term portion	$11,024,276	$11,450,141
Long-term portion	22,488,524	17,722,579
Total inventory	$33,512,800	$29,172,720

The Company’s work-in-process inventories include raw SiC crystals on which processing costs, such as labor and sawing, have been incurred; and components, such as metal castings and finished good moissanite jewels, that have been issued to jobs in the manufacture of finished jewelry. The Company’s moissanite jewel manufacturing process involves the production of intermediary shapes, called “preforms,” that vary depending upon the expected size and shape of the finished jewel. To maximize manufacturing efficiencies, preforms may be made in advance of current finished inventory needs but remain in work-in-process inventories. As of June 30, 2022 and 2021, work-in-process inventories issued to active production jobs approximated $2.76 million and $2.23 million, respectively.

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

7.	PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following as of the dates presented:

	June 30,
	2022	2021
Computer software	$2,392,465	$2,015,548
Machinery and equipment	1,182,171	1,250,345
Computer hardware	1,621,198	1,274,561
Leasehold improvements	1,847,227	1,162,995
Furniture and fixtures	528,742	371,883
Total	7,571,803	6,075,332
Less accumulated depreciation	(5,670,627)	(5,199,435)
Property and equipment, net	$1,901,176	$875,897

Depreciation expense for the fiscal years ended June 30, 2022 and 2021 was approximately $471,000 and $560,000, respectively.

8.	INTANGIBLE ASSETS

Intangible assets, net, consist of the following as of the dates presented:

			Weighted Average
			Remaining
	June 30,		Amortization Period
	2022	2021	(in Years)
Patents	$1,017,007	$1,017,007	12.6
Trademarks	242,342	214,339	13.5
License rights	6,718	6,718	-
Total	1,266,067	1,238,064
Less accumulated amortization	(1,000,337)	(1,028,406)
Intangible assets, net	$265,730	$209,658

Amortization expense for the fiscal years ended June 30, 2022 and 2021 was approximately $8,000 and $7,000, respectively. Amortization expense on existing intangible assets is estimated to be approximately $21,000 for the fiscal years ending June 30, 2023 and 2024 and approximately $20,000 for each of the fiscal years ending June 30, 2025, 2026, and 2027. The amortization expense for the remaining unamortized balance of the total intangible assets, net, will be recognized in fiscal years ending after June 30, 2027.

9.	ACCRUED EXPENSES AND OTHER LIABILITIES

Total accrued expenses and other liabilities consist of the following as of the dates presented:

	June 30,
	2022	2021
Accrued compensation and related benefits	$614,443	$866,705
Deferred revenue	452,866	774,891
Accrued sales tax	295,743	555,547
Accrued cooperative advertising	137,467	68,185
Accrued franchise taxes	45,963	16,478
Other accrued expenses	1	1
Accrued expenses and other liabilities	$1,546,483	$2,281,807

10.	COMMITMENTS AND CONTINGENCIES

Lease Arrangements

On December 9, 2013, the Company entered into a Lease Agreement, as amended on December 23, 2013, April 15, 2014, and January 29, 2021 (the “Lease Agreement”), for its corporate headquarters, which occupies approximately 36,350 square feet of office, storage and light manufacturing space and is classified as an operating lease for financial reporting purposes. The expiration date of the base term of the Lease Agreement in effect as of June 30, 2022 is October 31, 2026 and the terms of the Lease Agreement contain no early termination provisions. Provided there is no outstanding uncured event of default under the Lease Agreement, the Company has an option to extend the lease term for a period of five years. The Company’s option to extend the term of the Lease Agreement must be exercised in writing on or before 270 days prior to expiration of the then-current term. If the option is exercised, the monthly minimum rent for each of the extended terms will be adjusted to the then prevailing fair market rate.

The Company took possession of the leased property on May 23, 2014, once certain improvements to the leased space were completed and did not have access to the property before this date. Upon execution of the third amendment to the Lease Agreement (the “Lease Amendment”) on January 29, 2021, the Lease Amendment included a rent abatement in the amount of approximately $214,000, which is reflected in the rent payments used in the calculation of the right-of-use (“ROU”) asset and lease liability once remeasured upon the execution of the Lease Amendment to extend the lease term. The Lease Amendment also included an allowance for leasehold improvements offered by the landlord in an amount not to exceed approximately $545,000. During the fiscal year ended June 30, 2022, the Company was reimbursed approximately $506,000 by the landlord for qualified leasehold improvements in accordance with the terms of the Lease Amendment. This reimbursement by the landlord reduced the remaining ROU asset by the same amount and will be recognized prospectively over the remaining term of the lease.

The Company has no other material operating leases and is not party to leases that would qualify for classification as a finance lease, variable lease, or short-term lease.

As of June 30, 2022, the Company’s balance sheet classifications of its leases are as follows:

Operating Leases:
Noncurrent operating lease ROU assets	$2,787,419

Current operating lease liabilities	$856,571
Noncurrent operating lease liabilities	2,846,805
Total operating lease liabilities	$3,703,376

The Company’s total operating lease cost was approximately $596,000 and $610,000 for the fiscal years ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, the Company’s estimated incremental borrowing rate used and assumed discount rate with respect to operating leases was 2.81% and the remaining operating lease term was 4.33 years.

As of June 30, 2022, the Company’s remaining future payments under operating leases for each fiscal year ending June 30 are as follows:

2023	$869,742
2024	893,660
2025	918,236
2026	943,487
2027	317,327
Total lease payments	3,942,452
Less: imputed interest	239,076
Present value of lease payments	3,703,376
Less: current lease liability	856,571
Total long-term lease liability	$2,846,805

The Company makes cash payments for amounts included in the measurement of its lease liabilities. During the fiscal year ended June 30, 2022 and 2021, cash paid for operating leases was approximately $550,000 and $688,000, respectively. Upon the execution of the Lease Amendment, the Company recorded additional ROU assets in the amount of approximately $3.91 million obtained in exchange for the additional operating lease liability during the fiscal year ended June 30, 2021.

Purchase Commitments

On December 12, 2014, the Company entered into an exclusive supply agreement (the “Supply Agreement”) with Wolfspeed, Inc. (“Wolfspeed”), formerly known as Cree, Inc. Under the Supply Agreement, subject to certain terms and conditions, the Company agreed to exclusively purchase from Wolfspeed, and Wolfspeed agreed to exclusively supply, 100% of the Company’s required SiC materials in quarterly installments that must equal or exceed a set minimum order quantity. The initial term of the Supply Agreement was scheduled to expire on June 24, 2018, unless extended by the parties.

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

The Company’s total purchase commitment under the Supply Agreement, as amended, until June 2025 is approximately $52.95 million, of which approximately $26.55 million remains to be purchased as of June 30, 2022. Over the life of the Supply Agreement, as amended, the Company’s future minimum annual purchase commitments of SiC crystals range from approximately $4.00 million to $10.00 million each year.

During the fiscal years ended June 30, 2022 and 2021, the Company purchased approximately $6.29 million and $3.78 million, respectively, of SiC crystals from Wolfspeed.

COVID-19

In March 2020, the novel strain of coronavirus, known as COVID-19, was declared a pandemic by the World Health Organization and declared a national emergency by the U.S. Government, and has continued to negatively affect the U.S. and global economies. In response to the pandemic, federal, state, county and local governments, and public health organizations and authorities around the world have implemented a variety of measures intended to control the spread of the virus including quarantines, “stay-at-home” orders, travel restrictions, school closures, business limitations and closures, social distancing, and hygiene requirements. While substantially all these measures have been lifted or eased in most jurisdictions, other jurisdictions have seen recent increases in new COVID-19 cases, resulting in restrictions being reinstated or new restrictions being imposed. The Company expects the imposition of such measures in various jurisdictions around the world to fluctuate into Fiscal 2023 as the pandemic continues to evolve.

The Company has continued taking measures to protect the health and safety of its employees, including updating the Company’s return-to-work policies, as necessary, working with its customers and suppliers to minimize disruptions, and supporting its community in addressing the challenges posed by this ongoing global pandemic. During Fiscal 2022, the Company experienced impacts in its business related to COVID-19, primarily in continued increased coronavirus-related costs, interruptions in supplier deliveries, impacts of travel and delivery restrictions, site access and quarantine restrictions, and the impacts of remote work and adjusted work schedules.

The COVID-19 pandemic continues to present business challenges and the Company expects these to continue into Fiscal 2023. The Company’s management has reintroduced employees to the workplace, including in some cases permitting a hybrid blend of remote and onsite work for certain sectors of the workforce, as vaccine and related booster shot rates have increased and COVID-19 infection levels have decreased. The Company continues working with its customers and suppliers to minimize disruptions, including at times accelerating payments to key suppliers that are due by their terms in future periods. The Company expects to continue accelerating payments to its suppliers in some cases into Fiscal 2023.

The ultimate impact of COVID-19 on the Company’s operations and financial performance in future periods, including management’s ability to execute its strategic initiatives in the expected timeframes, remains uncertain and will depend on future pandemic related developments, including the duration of the pandemic, any potential subsequent waves of COVID-19 and its variant viral infections, the effectiveness, distribution and acceptance of COVID-19 vaccines, and related government actions to prevent and manage disease spread, all of which are uncertain and cannot be predicted. The Company cannot at this time predict the full impact of the COVID-19 pandemic, but the Company anticipates that the COVID-19 pandemic is likely to continue to impact its business, financial condition, results of operations, and cash flows in the fiscal year ending June 30, 2023.

11.	DEBT

Line of Credit

Effective July 7, 2021, the Company obtained from JPMorgan Chase a $5.00 million cash collateralized line of credit facility (the “JPMorgan Chase Credit Facility”). The JPMorgan Chase Credit Facility may be used for general corporate and working capital purposes, including permitted acquisitions and certain additional indebtedness for borrowed money, installment obligations, and obligations under capital and operating leases. The JPMorgan Chase Credit Facility is secured by a cash deposit in the amount of $5.05 million held by JPMorgan Chase as collateral for the line of credit facility and was scheduled to mature on July 31, 2022. Effective July 28, 2022, the JPMorgan Chase Credit Facility was amended to, among other things, extend the maturity date to July 31, 2023, and append the Company’s obligations under the JPMorgan Chase Credit Facility to be guaranteed by the Company’s wholly owned subsidiaries, Charles & Colvard Direct, LLC, charlesandcolvard.com, LLC, and moissaniteoutlet.com, LLC.

Each advance under the JPMorgan Chase Credit Facility, as amended, accrues interest at a rate equal to the sum of JPMorgan Chase’s monthly secured overnight financing rate (“SOFR rate”) to which JPMorgan Chase is subject with respect to the adjusted SOFR rate as established by the U.S. Federal Reserve Board, plus a margin of 1.25% per annum and an unsecured to secured interest rate adjustment of 0.10% per annum. Prior to its amendment, each advance under the JPMorgan Chase Credit Facility would have accrued interest at a rate equal to JPMorgan Chase’s monthly LIBOR rate multiplied by a statutory reserve rate for eurocurrency funding to which JPMorgan Chase is subject with respect to the adjusted LIBOR rate as established by the U.S. Federal Reserve Board, plus a margin of 1.25% per annum. Interest is calculated monthly on an actual/360-day basis and payable monthly in arrears. Principal outstanding during an event of default, at JPMorgan Chase’s option, accrues interest at a rate of 3% per annum in excess of the above rate. Any advance may be prepaid in whole or in part without penalty at any time.

The JPMorgan Chase Credit Facility is evidenced by a credit agreement, as amended, between JPMorgan Chase and the Company (the “JPMorgan Chase Credit Agreement”), dated as of July 26, 2022, and customary ancillary documents, in the principal amount not to exceed $5.00 million at any one time outstanding and a line of credit note (the “JPMorgan Chase Line of Credit Note”) in which the Company promises to pay on or before July 31, 2023, the amount of $5.00 million or so much thereof as may be advanced and outstanding. In the event of default, JPMorgan Chase, at its option, may accelerate the maturity of advances outstanding under the JPMorgan Chase Credit Facility. The JPMorgan Chase Credit Agreement and ancillary documents contain customary covenants, representations, fees, debt, contingent obligations, liens, loans, leases, investments, mergers, acquisitions, divestitures, subsidiaries, affiliate transactions, changes in control, as well as indemnity, expense reimbursement, and confidentiality provisions.

In connection with the JPMorgan Chase Credit Facility, effective July 7, 2021, the Company incurred a non-refundable origination fee in the amount of $10,000 that was paid in full to JPMorgan Chase upon execution of the JPMorgan Chase Credit Facility on July 12, 2021. No origination fee was paid to JPMorgan Chase in connection with the amended JPMorgan Chase Credit Facility, dated July 28, 2022. The Company also agreed to maintain its primary banking depository and disbursement relationship with JPMorgan Chase.

Events of default under the JPMorgan Chase Credit Facility include, without limitation, a default, event of default, or event that would constitute a default or event of default (pending giving notice or lapse of time or both), of any provision of the JPMorgan Chase Credit Agreement, the JPMorgan Chase Line of Credit Note, or any other instrument or document executed in connection with the JPMorgan Chase Credit Agreement or with any of the indebtedness, liabilities, and obligations of the Company to JPMorgan Chase or that would result from the extension of credit by JPMorgan Chase to the Company.

As of June 30, 2022, the Company had not borrowed against the JPMorgan Chase Credit Facility.

Prior to obtaining the JPMorgan Chase Credit Facility, the Company and its wholly owned subsidiary, charlesandcolvard.com, LLC (collectively, the “White Oak Borrowers”), had a $5.00 million asset-based revolving credit facility (the “White Oak Credit Facility”) from White Oak Commercial Finance, LLC (“White Oak”), which was terminated by the Company in accordance with its terms as of July 9, 2021. The effective date of the White Oak Credit Facility was July 13, 2018, and it was scheduled to mature on July 13, 2021.

The White Oak Credit Facility was available for general corporate and working capital purposes, including permitted acquisitions and was guaranteed by Charles & Colvard Direct, LLC, a wholly owned subsidiary of the Company (the “Guarantor”). Under the terms of the White Oak Credit Facility, the White Oak Borrowers were required to maintain at least $500,000 in excess availability at all times. The White Oak Credit Facility contained no other financial covenants. Advances under the White Oak Credit Facility were limited to a borrowing base, which was computed by applying specified advance rates to the value of the White Oak Borrowers’ eligible accounts receivable and inventory, plus the value of precious metal jewelry components, less reserves. Eligible inventory would have been further limited to 60% of the net borrowing base, while precious metal jewelry components were limited to $500,000.

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

The White Oak Credit Facility was secured by a lien on substantially all assets of the White Oak Borrowers, each of which was jointly and severally liable for all obligations thereunder. White Oak’s security interest in certain SiC materials was subordinate to Cree’s, now known as Wolfspeed’s, security interest in such materials pursuant to the Company’s Supply Agreement and an Intercreditor Agreement by and among the White Oak Borrowers and the Guarantor with White Oak. In addition, White Oak’s security interest in certain tangible personal property of the Company was subordinate to its landlord’s security interest in such tangible personal property.

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

Events of default under the White Oak Credit Facility included, without limitation, a change in control, an event of default under other indebtedness of the White Oak Borrowers or Guarantor in excess of $250,000, a material adverse change in the business of the White Oak Borrowers or Guarantor or in their ability to perform their obligations under the White Oak Credit Facility, and other defined circumstances that White Oak would have believed may have impaired the prospect of repayment. If an event of default had occurred, White Oak would have been entitled to take enforcement action, including acceleration of any amounts that would have been due under the White Oak Credit Facility, and to foreclose upon collateral.

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

Paycheck Protection Program Loan

On June 18, 2020, the Company received the proceeds from its Paycheck Protection Program Loan (“PPP Loan”). The loan in the principal amount of $965,000 was disbursed by the Lender pursuant to a promissory note issued by the Company (the “Promissory Note”) on June 15, 2020. During the period of time that the principal under the Promissory Note was outstanding, the Company accounted for the Promissory Note as debt within the accompanying consolidated financial statements.

Pursuant to its terms, the Promissory Note was scheduled to mature on June 18, 2022. However, on June 14, 2021, in accordance with applicable provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Company filed its PPP Loan forgiveness application with the Lender for forgiveness of the full amount of the PPP Loan proceeds and the related accrued and unpaid interest. Effective June 23, 2021, the Company’s PPP Loan forgiveness was approved and processed by the U.S. Small Business Administration (the “SBA”) for the full principal of the PPP Loan in the amount of $965,000 and the related accrued and unpaid interest. Accordingly, the full amount of the gain in connection with the extinguishment of this debt was recognized in the fiscal year ended June 30, 2021.

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

The Company had no outstanding debt during the fiscal year ended June 30, 2022.

12.	SHAREHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, no par value. As of June 30, 2022 and 2021, it had 30,747,759 and 29,913,095 shares of common stock outstanding, respectively. Holders of the Company’s common stock are entitled to one vote for each share held.

Preferred Stock

The Board of Directors is authorized, without further shareholder approval, to issue up to 10,000,000 shares of preferred stock, no par value. The preferred stock may be issued from time to time in one or more series. No shares of preferred stock had been issued as of June 30, 2022.

Repurchases of Common Stock

Pursuant to authority granted by the Company’s Board of Directors on April 29, 2022, the Company can repurchase  up to approximately $5.00 million in shares outstanding of the Company’s common stock over the three-year period ending April 29, 2025. Pursuant to the terms of the repurchase authorization, the common stock share repurchases are generally at the discretion of the Company’s management. As the Company repurchases its common shares, which have no par value, the Company reports such shares held as treasury stock on the accompanying consolidated balance sheets as of June 30, 2022 and 2021, with the purchase price recorded within treasury stock.

During the fiscal year ended June 30, 2022, the Company repurchased 30,287 shares of the Company’s common stock for an aggregate price of $38,164 pursuant to the repurchase authorization. The Company repurchased no shares of its common stock during the fiscal year ended June 30, 2021.

Dividends

The Company paid no cash dividends during the fiscal years ended June 30, 2022 and 2021.

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

The 2018 Plan provides for the grant of equity-based awards to selected employees, directors, and consultants of the Company and its affiliates. The aggregate number of shares of the Company’s common stock that could be issued pursuant to awards granted under the 2018 Plan are not to exceed the sum of 3,300,000 plus the number of shares of common stock underlying any award granted under any stock incentive plan maintained by the Company prior to the 2018 Plan (each, a “2018 Prior Plan”) that expires, terminates or is canceled or forfeited under the terms of the 2018 Prior Plans. Stock options granted to employees under the 2018 Plan generally vest over four years and have terms of up to 10 years. The vesting schedules and terms of stock options granted to independent contractors vary depending on the specific grant, but the terms are no longer than 10 years. Stock option awards granted to members of the Board of Directors generally vest at the end of one year from the date of the grant. The vesting schedules of restricted stock awards granted to employees or independent contractors vary depending on the specific grant but are generally four years or less. Only stock options and restricted stock have been granted under the 2018 Plan. As of June 30, 2022 and 2021, there were 1,101,211 and 1,151,935 stock options outstanding under the 2018 Plan, respectively.

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

The 2008 Plan authorized the Company to grant stock options, stock appreciation rights, restricted stock, and other equity awards to selected employees, directors, and independent contractors. The aggregate number of shares of the Company’s common stock that could be issued pursuant to awards granted under the 2008 Plan were not to exceed the sum of 6,000,000 plus any shares of common stock subject to an award granted under any stock incentive plan maintained by the Company prior to the 2008 Plan (each, a “2008 Prior Plan”) that is forfeited, cancelled, terminated, expires, or lapses for any reason without the issuance of shares pursuant to the award, or shares subject to an award granted under a 2008 Prior Plan which shares are forfeited to, or repurchased or reacquired by, the Company. Stock options granted to employees under the 2008 Plan generally vest over four years and have terms of up to 10 years. The vesting schedules and terms of stock options granted to independent contractors vary depending on the specific grant, but the terms are no longer than 10 years. Stock option awards granted to members of the Board of Directors generally vest at the end of one year from the date of the grant. The vesting schedules of restricted stock awards granted to employees or independent contractors vary depending on the specific grant but are generally four years or less. Only stock options and restricted stock had been granted under the 2008 Plan. As of June 30, 2022 and 2021, there were 557,592 and 1,083,351 stock options outstanding under the 2008 Plan, respectively.

Stock-Based Compensation

The following table summarizes the components of the Company’s stock-based compensation included in net income for the periods presented:

	Year Ended June 30,
	2022	2021
Employee stock options	$243,576	$234,947
Restricted stock awards	530,765	117,636
Total	$774,341	$352,583

No stock-based compensation was capitalized as a cost of inventory during the fiscal years ended June 30, 2022 and 2021.

Stock Options

The following is a summary of the stock option activity for the fiscal years ended June 30, 2022 and 2021:

	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2020	2,809,095	$1.19
Granted	438,533	$1.05
Exercised	(947,435)	$0.95
Forfeited	(7,000)	$1.23
Expired	(57,907)	$1.95
Outstanding at June 30, 2021	2,235,286	$1.24
Granted	289,793	$2.47
Exercised	(622,226)	$1.15
Forfeited	(24,753)	$1.04
Expired	(219,297)	$2.57
Outstanding at June 30, 2022	1,658,803	$1.32

The weighted average grant date fair value of stock options granted during the fiscal year ended June 30, 2022 and 2021 was $1.27 and $0.54, respectively. The total fair value of stock options that vested during the fiscal year ended June 30, 2022 and 2021 was approximately $222,000 and $650,000, respectively.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions for stock options granted during the periods presented:

	Year Ended June 30,
	2022	2021
Dividend yield	0.0%	0.0%
Expected volatility	61.6%	61.7%
Risk-free interest rate	1.46%	0.36%
Expected lives (years)	4.5	4.9

The following tables summarize information in connection with stock options outstanding at June 30, 2022:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Balance as of 6/30/2022	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 6/30/2022	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 6/30/2022	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
1,658,803	6.90	$1.32	1,239,820	6.18	$1.10	1,602,784	6.83	$1.30

As of June 30, 2022, the unrecognized stock-based compensation expense related to unvested stock options was approximately $303,000, which is expected to be recognized over a weighted average period of approximately 25 months.

The aggregate intrinsic value of stock options outstanding, and vested or expected to vest at June 30, 2022 was approximately $410,000. These amounts are before applicable income taxes and represent the closing market price of the Company’s common stock at June 30, 2022, less the grant price, multiplied by the number of stock options that had a grant price that is less than the closing market price. These amounts represent the amounts that would have been received by the optionees had these stock options been exercised on those dates. The aggregate intrinsic value of stock options exercised during the fiscal year ended June 30, 2022 was approximately $886,000. During the fiscal years ended June 30, 2022 and 2021, the total estimated tax benefit associated with certain stock options that were exercised during each period was approximately $89,000 and $147,000, respectively.

Restricted Stock

The following is a summary of the restricted stock activity for the fiscal years ended June 30, 2022 and 2021:

	Shares	Weighted Average Grant Date Fair Value
Unvested at June 30, 2020	162,500	$1.57
Granted	178,750	$0.72
Canceled	(162,500)	$1.57
Unvested at June 30, 2021	178,750	$0.72
Granted	242,725	$2.75
Vested	(242,725)	$1.25
Unvested at June 30, 2022	178,750	$2.75

The unvested restricted shares as of June 30, 2022 are all performance-based restricted shares that are scheduled to vest, subject to achievement of the underlying performance goals, in August 2022. As of June 30, 2022, the estimated unrecognized stock-based compensation expense related to unvested restricted shares subject to achievement of performance goals was approximately $48,000, none of which is expected to be recognized.

13.	INCOME TAXES

The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred income taxes are recognized for the income tax consequences of “temporary differences” by applying enacted statutory income tax rates applicable to future years to differences between the financial statement carrying amounts and the income tax bases of existing assets and liabilities.

The Company’s income tax net (expense) benefit for the periods presented comprises the following:

	Year Ended June 30,
	2022	2021
Current:
Federal	$-	$-
State	(19,606)	(18,409)
Total current expense	(19,606)	(18,409)

Deferred:
Federal	(493,910)	6,062,222
State	(5,016)	288,608
Total deferred (expense) benefit	(498,926)	6,350,830
Income tax net (expense) benefit	$(518,532)	$6,332,421

Significant components of the Company’s noncurrent deferred tax assets, net, as of the dates presented are as follows:

	June 30,
	2022	2021
Deferred tax assets:
Reversals and accruals	$487,333	$454,846
Federal net operating loss (“NOL”) carryforwards	3,471,594	3,989,278
State NOL carryforwards	532,300	585,563
Hong Kong NOL carryforwards	995,566	995,566
Federal benefit on state taxes under uncertain tax positions	-	2,073
Stock-based compensation	155,139	149,047
Section 263A adjustment	118,916	122,562
Inventory valuation reserve	1,631,339	1,605,871
Operating lease liabilities	850,910	942,471
Valuation allowance	(1,442,213)	(1,452,296)
Noncurrent deferred tax assets, net	6,800,884	7,394,981
Deferred tax liabilities:
Prepaid expenses	(52,792)	(44,890)
Depreciation	(255,734)	(105,369)
Operating lease right-of-use assets	(640,454)	(893,892)
Noncurrent deferred tax liabilities	(948,980)	(1,044,151)
Total noncurrent deferred tax assets, net	$5,851,904	$6,350,830

The following are reconciliations between expected income taxes, computed at the applicable statutory federal income tax rate applied to pretax accounting income, and the income tax net (expense) benefit for the periods presented:

	Year Ended June 30,
	2022	2021
Anticipated income tax expense at the statutory rate	$(607,414)	$(1,360,452)
State income tax expense, net of federal tax effect	(36,928)	(84,288)
Income tax effect of uncertain tax positions	7,804	(1,468)
Return to provision adjustments	405	(45)
Stock-based compensation	131,898	38,197
PPP Loan forgiveness	-	202,729
Other changes in deferred income tax assets, net	(24,380)	1,348
Decrease in valuation allowance	10,083	7,536,400
Income tax net (expense) benefit	$(518,532)	$6,332,421

The Company’s statutory tax rate as of June 30, 2022 is 22.45% and consisted of the federal income tax rate of 21.00% and a blended state income tax rate of 1.45%, net of the federal benefit. The Company’s statutory tax rate as of the fiscal year ended June 30, 2021 was 22.24% and consisted of the federal income tax rate of 21.00% and a blended state income tax rate of 1.24%, net of the federal benefit. For the fiscal year ended June 30, 2022, the Company’s effective income tax rate was 17.93%. The Company’s effective income tax rate reflects the effect of federal and state income taxes on earnings and the impact of differences in book and tax accounting arising primarily from the permanent tax benefits associated with stock-based compensation transactions during the accounting period then ended.

The Company recognized a net income tax expense of approximately $519,000 for the fiscal year ended June 30, 2022, compared with a net income tax benefit of approximately $6.33 million for the fiscal year ended June 30, 2021.

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. As of June 30, 2021, cumulative positive taxable income over the preceding three tax years had been generated in the U.S., as compared to the negative evidence of cumulative losses in previous years. The Company’s management also determined that its expectations of future taxable income in upcoming tax years, including estimated growth rates applied to future expected taxable income that included significant management estimates and assumptions, would be sufficient to result in full utilization of the Company’s federal net operating loss carryforwards and certain of the deferred tax assets prior to any statutory expiration. As a result, the Company’s management determined that sufficient positive evidence existed as of June 30, 2021, to conclude that it was more likely than not deferred tax assets of approximately $6.35 million would be realizable, and it reduced the Company’s valuation allowance accordingly. The reduction of the valuation allowances against these deferred tax assets was the main driver of the income tax benefit during the fiscal year ended June 30, 2021 of approximately $6.33 million.

With the reduction of its valuation allowance during the fiscal year ended June 30, 2021, the Company recognized deferred income tax expense during the fiscal year ended June 30, 2022 in the amount of approximately $499,000 compared to a deferred income tax benefit during the year ended June 30, 2021 in the amount of approximately $6.35 million. A valuation allowance remains against certain deferred tax assets primarily relating to state net operating loss carryforwards from the Company’s e-commerce subsidiary due to the timing uncertainty of when it will generate positive taxable income to utilize the associated deferred tax assets. In addition, a valuation allowance also remains against certain deferred tax assets relating to operating loss carryforwards relating to the Company’s dormant subsidiary located in Hong Kong.

As of June 30, 2022, the Company’s management determined that its expectations of future taxable income in upcoming tax years, including estimated growth rates applied to future expected taxable income that includes significant management estimates and assumptions, would continue to be sufficient to result in full utilization of the Company’s remaining federal net operating loss carryforwards and certain of the deferred tax assets prior to any statutory expiration. As a result, the Company’s management determined that sufficient positive evidence existed as of June 30, 2022, to conclude that it is more likely than not deferred tax assets of approximately $5.85 million remain realizable. Conversely, the Company’s management further determined that sufficient negative evidence continued to exist to conclude it was uncertain that the Company would have sufficient future taxable income to utilize certain of its deferred tax assets. Therefore, the Company continued to maintain a valuation allowance against the deferred tax assets relating to certain state net operating loss carryforwards from the Company’s e-commerce subsidiary due to the timing uncertainty of when it will generate positive taxable income to utilize the associated deferred tax assets. In addition, a valuation allowance remains against certain deferred tax assets relating to operating loss carryforwards relating to the Company’s dormant subsidiary located in Hong Kong.

As of June 30, 2022, all of the Company’s remaining federal income tax credits had expired or been utilized, and therefore, are not available to be carried forward to offset future income taxes. As of June 30, 2022 and 2021, the Company had federal tax net operating loss carryforwards of approximately $16.53 million and $19.00 million, respectively, expiring between 2034 and 2037, or that have no expiration, which can be used to offset against future federal taxable income; North Carolina tax net operating loss carryforwards of approximately $19.77 million and  $19.87 million, respectively, expiring between 2023 and 2035; and various other state tax net operating loss carryforwards expiring between 2023 and 2040, which can be used to offset against future state taxable income.

As of each of June 30, 2022 and 2021, there was approximately $6.03 million in net operating loss carryforwards in Hong Kong. In accordance with the Hong Kong tax code, these amounts can be carried forward indefinitely to offset future taxable income in Hong Kong. The Company’s deferred tax assets in Hong Kong were fully reserved with a valuation allowance of $996,000 as of each of June 30, 2022 and 2021, and had been fully reserved in all prior fiscal periods due to the uncertainty of future taxable income in this jurisdiction to utilize the deferred tax assets. Charles & Colvard (HK) Ltd., the Company’s Hong Kong subsidiary, was entered into dormancy as of September 30, 2020, following its re-activation in December 2017. Charles & Colvard (HK) Ltd. previously became dormant in the second quarter of 2009 and has had no operating activity since 2008. If the Company uses any portion of its deferred tax assets in future periods, the valuation allowance would need to be reversed and may impact the Company’s future operating results.

14.	MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

At times, a portion of the Company’s accounts receivable will be due from customers that have individual balances of 10% or more of the Company’s total gross accounts receivable.

The following is a summary of customers that represent 10% or more of total gross accounts receivable as of the dates presented:

	June 30,
	2022	2021
Customer A	29%	22%
Customer B	20%	30%
Customer C	13%	* %
Customer D	** %	14%

*	Customer C did not have individual balances that represented 10% or more of total gross accounts receivable as of June 30, 2021.
**	Customer D did not have individual balances that represented 10% or more of total gross accounts receivable as of June 30, 2022.

A significant portion of sales is derived from certain customer relationships. The following is a summary of customers that represent greater than or equal to 10% of total net sales for the periods presented:

	Year Ended June 30,
	2022		2021
Customer A	*	%	12%
Customer B	14%		13%

*	Customer A did not have net sales that represented 10% or more of total net sales for the year ended June 30, 2022.

The Company records its sales returns allowance at the corporate level based on several factors including historical sales return activity and specific allowances for known customer returns.

15.	EMPLOYEE BENEFIT PLAN

All full-time employees who meet certain length of service requirements are eligible to participate in and receive benefits from the Company’s 401(k) Plan. This plan provides for matching contributions by the Company in such amounts as the Board of Directors may annually determine, as well as a 401(k) option under which eligible participants may defer a portion of their salaries. The Company contributed a total of $76,000 and $72,000 to its employee benefit defined contribution plan during the fiscal years ended June 30, 2022 and 2021, respectively.

16.	SUBSEQUENT EVENTS

On July 28, 2022, the Company renewed its cash collateralized $5.00 million line of credit facility with JPMorgan Chase Bank, N.A. See Note 11, “Debt”, for a more detailed description of the Company’s credit facility.

Subsequent to June 30, 2022, and through August 26, 2022, the Company repurchased 273,257 shares of the Company’s common stock for an aggregate price of $356,120 pursuant to its share repurchase authorization as discussed in Note 12, “Shareholders’ Equity and Stock-Based Compensation”.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. During the three months ended June 30, 2022, we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In making the assessment of internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (2013). Based on that assessment and those criteria, management determined that our internal control over financial reporting was effective as of June 30, 2022.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions the Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Item 14.	Principal Accounting Fees and Services

The information called for in Items 10 through 14 is incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of the fiscal year ended June 30, 2022.

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

4.1	Specimen Certificate of Common Stock (incorporated herein by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 1998)

4.2	Description of Common Stock (incorporated herein by reference to Exhibit 4.2 to our Annual Report on Form 10-K for the year ended June 30, 2021)

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

10.3
Second Amendment to Exclusive Supply Agreement, effective as of June 30, 2020, by and between Charles & Colvard, Ltd. and Cree, Inc. (incorporated herein by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, as filed with the SEC on September 4, 2020)**

10.4
Credit Agreement, dated as of July 12, 2021, by and among Charles & Colvard, Ltd., and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on July 13, 2021)

10.5
Line of Credit Note, dated as of July 12, 2021, by and among Charles & Colvard, Ltd., and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on July 13, 2021)

10.6
Line of Credit Note, dated as of July 28, 2022, by and among Charles & Colvard, Ltd., and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on August 2, 2022)

10.7
Credit Agreement, dated as of July 13, 2018, by and among Charles & Colvard, Ltd., charlesandcolvard.com, LLC, Charles & Colvard Direct, LLC, and White Oak Commercial Finance, LLC (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on July 17, 2018)

10.8
Security Agreement, dated as of July 13, 2018, by and among Charles & Colvard, Ltd., charlesandcolvard.com, LLC, Charles & Colvard Direct, LLC, and White Oak Commercial Finance, LLC (incorporated herein by reference to Exhibit 10.4 to our Transition Report on Form 10-KT for the transition period ended June 30, 2018)

10.9
Intercreditor Agreement, dated as of July 13, 2018, by and among Charles & Colvard, Ltd., charlesandcolvard.com, LLC, Charles & Colvard Direct, LLC, Cree, Inc., and White Oak Commercial Finance, LLC (incorporated herein by reference to Exhibit 10.5 to our Transition Report on Form 10-KT for the transition period ended June 30, 2018)

10.10
First Amendment to Credit Agreement, dated June 15, 2020, by and among Charles & Colvard, Ltd., charlesandcolvard.com, LLC, Charles & Colvard Direct, LLC, and White Oak Commercial Finance, LLC (incorporated herein by reference to Exhibit 10.7 to our Annual Report on Form 10-K for fiscal year ended June 30, 2020, as filed with the SEC on September 4, 2020)

10.11
Promissory Note, dated June 15, 2020, by and between Charles & Colvard, Ltd., and Newtek Small Business Finance, LLC (incorporated herein by reference to Exhibit 10.8 to our Annual Report on Form 10-K for fiscal year ended June 30, 2020, as filed with the SEC on September 4, 2020)

10.12
Lease Agreement, dated December 9, 2013, between Charles & Colvard, Ltd. and Southport Business Park Limited Partnership (incorporated herein by reference to Exhibit 10.11 to our Annual Report on Form 10-K for fiscal year ended June 30, 2021, as filed with the SEC on September 3, 2021)**

10.13
First Amendment to Lease, dated December 23, 2013, between Charles & Colvard, Ltd. and Southport Business Park Limited Partnership (incorporated herein by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 31, 2013)

10.14
Second Amendment to Lease, dated April 15, 2014, between Charles & Colvard, Ltd. and Southport Business Park Limited Partnership (incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014)

10.15
Third Amendment to Lease Agreement, dated January 29, 2021, between Charles & Colvard, Ltd. and SBP Office Owner, L.P., successor to Southport Business Park Limited Partnership (incorporated herein by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, as filed with the SEC on February 4, 2021)

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

10.26
Charles & Colvard, Ltd. Fiscal 2020 Senior Management Equity Incentive Program, effective July 1, 2019 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on July 11, 2019)+

10.27
Charles & Colvard, Ltd. Fiscal 2021 Senior Management Equity Incentive Program, effective July 1, 2020 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on August 4, 2020)+

10.28
Charles & Colvard, Ltd. Fiscal 2022 Senior Management Equity Incentive Program, effective July 1, 2021 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on September 15, 2021)+

10.29
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

21.1	Subsidiaries of Charles & Colvard, Ltd.++

23.1	Consent of BDO USA, LLP++

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002++

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002++

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002++

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002++

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.++

101.SCH	Inline XBRL Taxonomy Extension Schema Document++

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document++

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document++

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document++

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase document++

104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101++

*	Asterisks located within the exhibit denote information which has been redacted pursuant to a request for confidential treatment filed with the SEC.

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

CHARLES & COLVARD, LTD.

	By:	/s/ Don O’Connell
September 1, 2022		Don O’Connell
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	By:	/s/ Don O’Connell
September 1, 2022		Don O’Connell
Director, President and Chief Executive Officer

	By:	/s/ Clint J. Pete
September 1, 2022		Clint J. Pete
Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

	By:	/s/ Neal I. Goldman
September 1, 2022		Neal I. Goldman
Chairman of the Board of Directors

	By:	/s/ Anne M. Butler
September 1, 2022		Anne M. Butler
Director
	By:	/s/ Benedetta I. Casamento
September 1, 2022		Benedetta I. Casamento
Director

	By:	/s/ Ollin B. Sykes
September 1, 2022		Ollin B. Sykes
Director