Form 10-Q
period 2022-09-30
CHARLES & COLVARD LTD
filed 2022-11-04
CIK 1015155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

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

As of October 28, 2022, there were 30,344,955 shares of the registrant’s common stock, no par value per share, outstanding.

CHARLES & COLVARD, LTD.

FORM 10-Q
For the Quarterly Period Ended September 30, 2022

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022 (unaudited)	June 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$11,568,995	$15,668,361
Restricted cash	5,054,778	5,510,979
Accounts receivable, net	1,558,401	2,220,816
Inventory, net	12,092,385	11,024,276
Note receivable	-	250,000
Prepaid expenses and other assets	1,375,093	1,190,012
Total current assets	31,649,652	35,864,444
Long-term assets:
Inventory, net	24,476,083	22,488,524
Property and equipment, net	2,196,099	1,901,176
Intangible assets, net	265,710	265,730
Operating lease right-of-use assets	2,638,400	2,787,419
Deferred income taxes, net	6,154,860	5,851,904
Note receivable	250,000	-
Other assets	50,212	49,658
Total long-term assets	36,031,364	33,344,411
TOTAL ASSETS	$67,681,016	$69,208,855

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,718,048	$4,401,229
Operating lease liabilities, current portion	862,401	856,571
Accrued expenses and other liabilities	1,135,536	1,546,483
Total current liabilities	6,715,985	6,804,283
Long-term liabilities:
Noncurrent operating lease liabilities	2,653,039	2,846,805
Total long-term liabilities	2,653,039	2,846,805
Total liabilities	9,369,024	9,651,088
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, no par value; 50,000,000 shares authorized; 30,733,358 shares issued and 30,344,955 shares outstanding at September 30, 2022 and 30,778,046 shares issued and 30,747,759 shares outstanding at June 30, 2022	57,242,211	57,242,211
Additional paid-in capital	26,052,723	25,956,491
Treasury stock, at cost, 388,403 shares and 30,287 shares at September 30, 2022 and June 30, 2022, respectively	(489,979)	(38,164)
Accumulated deficit	(24,492,963)	(23,602,771)
Total shareholders’ equity	58,311,992	59,557,767
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$67,681,016	$69,208,855

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,
	2022	2021
Net sales	$7,374,083	$10,280,311
Costs and expenses:
Cost of goods sold	4,086,010	5,016,550
Sales and marketing	3,107,946	2,730,153
General and administrative	1,413,476	1,584,275
Total costs and expenses	8,607,432	9,330,978
(Loss) Income from operations	(1,233,349)	949,333
Other income (expense):
Interest income	40,201	355
Loss on foreign currency exchange	-	(34)
Total other income (expense), net	40,201	321
(Loss) Income before income taxes	(1,193,148)	949,654
Income tax benefit (expense)	302,956	(122,629)
Net (loss) income	$(890,192)	$827,025

Net (loss) income per common share:
Basic	$(0.03)	$0.03
Diluted	$(0.03)	$0.03

Weighted average number of shares used in computing net (loss) income per common share:
Basic	30,433,195	29,971,178
Diluted	30,433,195	31,097,540

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30, 2022
	Common Stock
	Number of Outstanding Shares	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Shareholders’ Equity
Balance at June 30, 2022	30,747,759	$57,242,211	$25,956,491	$(38,164)	$(23,602,771)	$59,557,767
Stock-based compensation	-	-	96,232	-	-	96,232
Cancellation of restricted stock	(44,688)	-	-	-	-	-
Repurchases of common stock	(358,116)	-	-	(451,815)	-	(451,815)
Net loss	-	-	-	-	(890,192)	(890,192)
Balance at September 30, 2022	30,344,955	$57,242,211	$26,052,723	$(489,979)	$(24,492,963)	$58,311,992

	Three Months Ended September 30, 2021
	Common Stock
	Number of Outstanding Shares	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Shareholders’ Equity
Balance at June 30, 2021	29,913,095	$56,057,109	$25,608,593	$-	$(25,976,686)	$55,689,016
Stock-based compensation	-	-	279,407	-	-	279,407
Issuance of restricted stock	242,725	-	-	-	-	-
Stock option exercises	183,637	397,112	(139,742)	-	-	257,370
Net income	-	-	-	-	827,025	827,025
Balance at September 30, 2021	30,339,457	$56,454,221	$25,748,258	$-	$(25,149,661)	$57,052,818

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(890,192)	$827,025
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	137,711	124,212
Stock-based compensation	96,232	279,407
Provision for uncollectible accounts	-	32,000
(Recovery of) Provision for sales returns	(36,000)	27,000
Inventory write-downs	119,000	232,000
Provision for accounts receivable discounts	3,250	16,419
Deferred income taxes	(302,956)	122,158
Changes in operating assets and liabilities:
Accounts receivable	695,165	(1,085,046)
Inventory	(3,174,668)	(2,673,706)
Prepaid expenses and other assets, net	(36,616)	(302,985)
Accounts payable	316,819	978,534
Accrued income taxes	-	471
Accrued expenses and other liabilities	(598,883)	(717,057)
Net cash used in operating activities	(3,671,138)	(2,139,568)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(430,400)	(398,121)
Payments for intangible assets	(2,214)	-
Net cash used in investing activities	(432,614)	(398,121)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock option exercises	-	257,370
Repurchases of common stock	(451,815)	-
Net cash (used in) provided by financing activities	(451,815)	257,370

NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(4,555,567)	(2,280,319)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	21,179,340	21,446,951
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$16,623,773	$19,166,632

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$5,900	$-

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

Basis of Presentation and Principles of Consolidation – The accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results for the three months ended September 30, 2022 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2023.

The condensed consolidated financial statements as of September 30, 2022 and for the three months ended September 30, 2022 and 2021 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of June 30, 2022 is derived from the audited financial statements as of that date. The accompanying statements should be read in conjunction with the audited financial statements and related notes contained in Item 8 of the Company’s Annual Report on Form 10-K (the “2022 Annual Report”) for the fiscal year ended June 30, 2022 filed with the SEC on September 2, 2022.

The accompanying condensed consolidated financial statements as of and for the three months ended September 30, 2022 and 2021, and as of the fiscal year ended June 30, 2022, include the accounts of the Company and its wholly owned subsidiaries charlesandcolvard.com, LLC, including its wholly-owned subsidiary, moissaniteoulet.com, LLC, which was formed and incorporated as of February 24, 2022; Charles & Colvard Direct, LLC; and Charles & Colvard (HK) Ltd., the Company’s Hong Kong subsidiary, which was entered into dormancy as of September 30, 2020 following its re-activation in December 2017. Charles & Colvard (HK) Ltd. previously became dormant in the second quarter of 2009 and has had no operating activity since 2008. Charles & Colvard Direct, LLC, had no operating activity during the three-month periods September 30, 2022 or 2021. All intercompany accounts have been eliminated.

Significant Accounting Policies – In the opinion of the Company’s management, the Company’s significant accounting policies used for the three months ended September 30, 2022, are consistent with those used for the fiscal year ended June 30, 2022. Accordingly, please refer to Note 2 to the Consolidated Financial Statements in the 2022 Annual Report for the Company’s significant accounting policies.

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

Restricted Cash – In accordance with the terms of the Company’s cash collateralized $5.00 million credit facility from JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), which expires by its terms on July 31, 2023, the Company is required to keep $5.05 million in a cash deposit account held by JPMorgan Chase. Such amount is held as security for the Company’s credit facility from JPMorgan Chase. Accordingly, this cash deposit held by JPMorgan Chase is classified as restricted cash for financial reporting purposes on the Company’s condensed consolidated balance sheets. For additional information regarding the Company’s cash collateralized credit facility, see Note 10, “Debt.”

Pursuant to the terms and conditions of the Company’s broker-dealer agreement with Oppenheimer & Co., Inc. (“Oppenheimer”), with whom the Company has engaged to transact common stock share repurchases in connection with its stock repurchase program, the Company is required to maintain a funded liquid margin account held by Oppenheimer for the benefit of the Company. The purpose of this account is to fund the Company’s common stock purchases and any underlying transaction costs and fees. Depending upon the level and timing of stock repurchase activity, the funded margin account cash balance will fluctuate from time to time. At September 30, 2022 and June 30, 2022, cash in the amount of approximately $30 and approximately $461,000, respectively, was held by Oppenheimer. Such cash amount held by Oppenheimer was classified as restricted cash for financial reporting purposes on the Company’s condensed consolidated balance sheets. For additional information regarding the Company’s stock repurchase program, see Note 11, “Shareholders’ Equity and Stock-Based Compensation.”

The reconciliation of cash, cash equivalents, and restricted cash, as presented on the Condensed Consolidated Statements of Cash Flows, consist of the following as of the dates presented:

	September 30, 2022	June 30, 2022
Cash and cash equivalents	$11,568,995	$15,668,361
Restricted cash	5,054,778	5,510,979
Total cash, cash equivalents, and restricted cash	$16,623,773	$21,179,340

Recently Adopted/Issued Accounting Pronouncements – In March 2020, and as updated in January 2021, in response to concerns about structural risks of interbank offered rates (“IBORs”), and, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”), the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”), which provides guidance to ease the burden in accounting for or recognizing the effects of referenced interest rate reform on financial reporting. ASU 2020-04 is elective and may be applied as of March 12, 2020 through December 31, 2022. As described in more detail in Note 10, “Debt”, borrowings under the Company’s line of credit during the fiscal year ended June 30, 2022 would have been based on a rate equal to the one month LIBOR. As of September 30, 2022, the Company had not borrowed against its line of credit, and therefore, did not elect to apply ASU 2020-04 as of or for the quarterly period then ended.

3.	SEGMENT INFORMATION AND GEOGRAPHIC DATA

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making operating decisions and assessing performance as the source of the Company’s operating and reportable segments.

The Company manages its business through two operating and reportable segments based on its distribution channels to sell its product lines, loose jewels and finished jewelry: its “Online Channels” segment, which consists of e-commerce outlets including charlesandcolvard.com, moissaniteoutlet.com, third-party online marketplaces, drop-ship retail, and other pure-play, exclusively e-commerce outlets; and its “Traditional” segment, which consists of wholesale and retail customers. The accounting policies of the Online Channels segment and Traditional segment are the same as those described in Note 2, “Basis of Presentation and Significant Accounting Policies” of this Quarterly Report on Form 10-Q and in the Notes to the Consolidated Financial Statements in the 2022 Annual Report.

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

Summary financial information by reportable segment is as follows:

	Three Months Ended September 30, 2022
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$4,403,589	$1,136,817	$5,540,406
Loose jewels	448,897	1,384,780	1,833,677
Total	$4,852,486	$2,521,597	$7,374,083

Product line cost of goods sold
Finished jewelry	$1,970,111	$636,588	$2,606,699
Loose jewels	162,699	662,924	825,623
Total	$2,132,810	$1,299,512	$3,432,322

Product line gross profit
Finished jewelry	$2,433,478	$500,229	$2,933,707
Loose jewels	286,198	721,856	1,008,054
Total	$2,719,676	$1,222,085	$3,941,761

Operating loss	$(609,545)	$(623,804)	$(1,233,349)

Depreciation and amortization	$63,387	$74,324	$137,711

Capital expenditures	$136,988	$293,412	$430,400

	Three Months Ended September 30, 2021
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$4,486,958	$1,199,329	$5,686,287
Loose jewels	882,847	3,711,177	4,594,024
Total	$5,369,805	$4,910,506	$10,280,311

Product line cost of goods sold
Finished jewelry	$1,711,224	$623,258	$2,334,482
Loose jewels	314,105	1,745,341	2,059,446
Total	$2,025,329	$2,368,599	$4,393,928

Product line gross profit
Finished jewelry	$2,775,734	$576,071	$3,351,805
Loose jewels	568,742	1,965,836	2,534,578
Total	$3,344,476	$2,541,907	$5,886,383

Operating income	$321,671	$627,662	$949,333

Depreciation and amortization	$67,702	$56,510	$124,212

Capital expenditures	$59,260	$338,861	$398,121

The Company does not allocate any assets to the reportable segments, and, therefore, no asset information is reported to the chief operating decision maker or disclosed in the financial information for each segment.

A reconciliation of the Company’s product line cost of goods sold to cost of goods sold as reported in the condensed consolidated financial statements is as follows:

	Three Months Ended September 30,
	2022	2021
Product line cost of goods sold	$3,432,322	$4,393,928
Non-capitalized manufacturing and production control expenses	377,053	342,401
Freight out	275,737	217,506
Inventory write-downs	119,000	232,000
Other inventory adjustments	(118,102)	(169,285)
Cost of goods sold	$4,086,010	$5,016,550

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

The following presents net sales data by geographic area:

	Three Months Ended September 30,
	2022	2021
Net sales:
United States	$7,095,373	$9,824,730
International	278,710	455,581
Total	$7,374,083	$10,280,311

4.	FAIR VALUE MEASUREMENTS

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

The Company evaluates assets and liabilities subject to fair value measurements on a recurring and non-recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by management of the Company. The financial instruments identified as subject to fair value measurements on a recurring basis are cash and cash equivalents, notes receivable, trade accounts receivable, and trade accounts payable. All financial instruments are reflected in the condensed consolidated balance sheets at carrying value, which approximates fair value due to the nature of these financial instruments.

Assets that are measured at fair value on a non-recurring basis include property and equipment, leasehold improvements, and intangible assets comprising patents, license rights, and trademarks. These items are recognized at fair value when they are considered to be impaired. For the three months ended September 30, 2022 and 2021, no impairment was recorded.

5.	INVENTORIES

The Company’s total inventories, net of reserves, consisted of the following as of the dates presented:

	September 30, 2022	June 30, 2022
Finished jewelry:
Raw materials	$1,380,713	$1,697,361
Work-in-process	1,622,170	1,260,728
Finished goods	14,421,069	12,100,910
Finished goods on consignment	2,440,245	2,135,856
Total finished jewelry	$19,864,197	$17,194,855
Loose jewels:
Raw materials	$1,987,296	$1,985,355
Work-in-process	9,070,743	8,485,713
Finished goods	5,297,794	5,454,266
Finished goods on consignment	265,338	303,491
Total loose jewels	16,621,171	16,228,825
Total supplies inventory	83,100	89,120
Total inventory	$36,568,468	$33,512,800

As of the dates presented, the Company’s total inventories, net of reserves, are classified as follows:

	September 30, 2022	June 30, 2022
Short-term portion	$12,092,385	$11,024,276
Long-term portion	24,476,083	22,488,524
Total	$36,568,468	$33,512,800

The Company’s work-in-process inventories include raw SiC crystals on which processing costs, such as labor and sawing, have been incurred; and components, such as metal castings and finished goods set with moissanite jewels, that have been issued to jobs in the manufacture of finished jewelry. The Company’s moissanite jewel manufacturing process involves the production of intermediary shapes, called “preforms,” that vary depending upon the expected size and shape of the finished jewel. To maximize manufacturing efficiencies, preforms may be made in advance of current finished inventory needs but remain in work-in-process inventories. As of September 30, 2022 and June 30, 2022, work-in-process inventories issued to active production jobs approximated $2.87 million and $2.76 million, respectively.

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

On March 5, 2021, the Company entered into a $250,000 convertible promissory note agreement (the “Convertible Promissory Note”), with an unrelated third-party strategic marketing partner. The Convertible Promissory Note is unsecured and was scheduled originally to mature on March 5, 2022. In February 2022, the Company entered into an amendment to the Convertible Promissory Note that was effective as of December 9, 2021 and changed the maturity date to September 30, 2022. Effective September 26, 2022, the Company further amended the Convertible Promissory Note (the “September 2022 Amendment”) and changed the maturity date to June 20, 2024 (the “Maturity Date”). Prior to the September 2022 Amendment, the Company accounted for the Convertible Promissory Note as a current note receivable within the accompanying condensed consolidated financial statements. However, in accordance with the terms of the September 2022 Amendment, the note receivable is classified as a noncurrent note receivable within the accompanying condensed consolidated financial statements as of September 30, 2022.

Interest is accrued at a simple rate of 0.14% per annum and will continue to accrue until the Convertible Promissory Note is converted in accordance with the conversion privileges contained within the Convertible Promissory Note or is repaid. Principal outstanding during an event of default accrues interest at the rate of 5% per annum. Prior to the September 2022 Amendment, accrued and unpaid interest on the Convertible Promissory Note was classified as a current asset and included in prepaid expenses and other assets in the accompanying condensed consolidated financial statements. In accordance with the terms of the September 2022 Amendment, accrued and unpaid interest on the Convertible Promissory Note is classified as a noncurrent asset and included in other noncurrent assets in the accompanying condensed consolidated financial statements as of September 30, 2022.

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

7.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities, current, consist of the following as of the dates presented:

	September 30, 2022	June 30, 2022
Deferred revenue	$504,919	$452,866
Accrued compensation and related benefits	325,121	614,443
Accrued sales taxes	142,216	295,743
Accrued cooperative advertising	139,694	137,467
Accrued franchise taxes	23,585	45,963
Other accrued expenses	1	1
Total accrued expenses and other liabilities	$1,135,536	$1,546,483

8.	INCOME TAXES

For the three months ended September 30, 2022, the Company’s statutory tax rate was 22.98% and consisted of the federal income tax rate of 21.00% and a blended state income tax rate of 1.98%, net of the federal benefit. For the three months ended September 30, 2021, the Company’s statutory tax rate was 22.24% and consisted of the federal income tax rate of 21.00% and a blended state income tax rate of 1.24%, net of the federal benefit. For the three months ended September 30, 2022, the Company’s effective tax rate was 25.39%. The Company’s effective income tax rate reflects the effect of federal and state income taxes on earnings and the impact of differences in book and tax accounting arising primarily from the permanent tax benefits associated with stock-based compensation transactions during the accounting period then ended.

The Company recognized a net income tax benefit of approximately $303,000 for the quarter ended September 30, 2022, compared with a net income tax expense of approximately $123,000 for the quarter ended September 30, 2021.

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets.

As of September 30, 2022, the Company’s management determined that its expectations of future taxable income in upcoming tax years, including estimated growth rates applied to future expected taxable income that includes significant management estimates and assumptions, would continue to be sufficient to result in full utilization of the Company’s remaining federal net operating loss carryforwards and certain of the deferred tax assets prior to any statutory expiration. As a result, the Company’s management determined that sufficient positive evidence existed as of September 30, 2022, to conclude that it is more likely than not deferred tax assets of approximately $6.15 million remain realizable. Conversely, the Company’s management further determined that sufficient negative evidence continued to exist to conclude it was uncertain that the Company would have sufficient future taxable income to utilize certain of its deferred tax assets. Therefore, the Company continued to maintain a valuation allowance against the deferred tax assets relating to certain state net operating loss carryforwards from the Company’s e-commerce subsidiary due to the timing uncertainty of when it will generate positive taxable income to utilize the associated deferred tax assets. In addition, a valuation allowance remains against certain deferred tax assets relating to operating loss carryforwards relating to the Company’s dormant subsidiary located in Hong Kong.

9.	COMMITMENTS AND CONTINGENCIES

Lease Arrangements

On December 9, 2013, the Company entered into a Lease Agreement, as amended on December 23, 2013, April 15, 2014, and January 29, 2021 (the “Lease Agreement”), for its corporate headquarters, which occupies approximately 36,350 square feet of office, storage and light manufacturing space and is classified as an operating lease for financial reporting purposes. The expiration date of the base term of the Lease Agreement in effect as of September 30, 2022 is October 31, 2026 and the terms of the Lease Agreement contain no early termination provisions. Provided there is no outstanding uncured event of default under the Lease Agreement, the Company has an option to extend the lease term for a period of five years. The Company’s option to extend the term of the Lease Agreement must be exercised in writing on or before 270 days prior to expiration of the then-current term. If the option is exercised, the monthly minimum rent for each of the extended terms will be adjusted to the then prevailing fair market rate.

The Company took possession of the leased property on May 23, 2014, once certain improvements to the leased space were completed and did not have access to the property before this date. Upon execution of the third amendment to the Lease Agreement (the “Lease Amendment”) on January 29, 2021, the Lease Amendment included a rent abatement in the amount of approximately $214,000, which is reflected in the rent payments used in the calculation of the right-of-use (“ROU”) asset and lease liability once remeasured upon the execution of the Lease Amendment to extend the lease term. The Lease Amendment also included an allowance for leasehold improvements offered by the landlord in an amount not to exceed approximately $545,000. As of the quarter ended September 30, 2022, the Company has been reimbursed approximately $506,000 by the landlord for qualified leasehold improvements in accordance with the terms of the Lease Amendment. This reimbursement by the landlord reduced the remaining ROU asset by the same amount and is being recognized prospectively over the remaining term of the lease.

The Company has no other material operating leases and is not party to leases that would qualify for classification as a finance lease, variable lease, or short-term lease.

As of September 30, 2022, the Company’s balance sheet classifications of its leases are as follows:

Operating Leases:
Noncurrent operating lease ROU assets	$2,638,400

Current operating lease liabilities	$862,401
Noncurrent operating lease liabilities	2,653,039
Total operating lease liabilities	$3,515,440

The Company’s total operating lease cost for the three months ended September 30, 2022 and 2021 was approximately $175,000 and $202,000, respectively.

As of September 30, 2022, the Company’s estimated incremental borrowing rate used and assumed discount rate with respect to operating leases was 2.81% and the remaining operating lease term was 4.08 years.

As of September 30, 2022, the Company’s remaining future payments under operating leases for each fiscal year ending June 30 are as follows:

2023	$656,221
2024	893,660
2025	918,236
2026	943,487
2027	317,327
Total lease payments	3,728,931
Less: imputed interest	213,491
Present value of lease payments	3,515,440
Less: current lease obligations	862,401
Total long-term lease obligations	$2,653,039

The Company makes cash payments for amounts included in the measurement of its lease liabilities. During the three months ended September 30, 2022 and 2021, cash paid for operating leases was approximately $231,414 and $162,000 respectively.

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

The Company’s total purchase commitment under the Supply Agreement, as amended, until June 2025 is approximately $52.95 million, of which approximately $24.75 million remains to be purchased as of September 30, 2022. Over the life of the Supply Agreement, as amended, the Company’s future minimum annual purchase commitments of SiC crystals range from approximately $4.00 million to $10.00 million each year.

During the three months ended September 30, 2022 and 2021, the Company purchased approximately $1.80 million and $1.50 million, respectively, of SiC crystals from Wolfspeed pursuant to the terms of the Supply Agreement, as amended.

COVID-19 Update

The COVID-19 pandemic continues to present business challenges and the Company expects these to continue throughout the fiscal year ending June 30, 2023 (“Fiscal 2023”). The Company’s management has reintroduced employees to the workplace, including in some cases permitting a hybrid blend of remote and onsite work for certain sectors of the workforce, as vaccine and related booster shot rates have increased and COVID-19 infection levels have decreased. The Company continues working with its customers and suppliers to minimize disruptions, including at times accelerating payments to key suppliers that are due by their terms in future periods. The Company expects to continue accelerating payments to its suppliers in some cases into Fiscal 2023.

The ultimate impact of COVID-19 on the Company’s operations and financial performance in future periods, including management’s ability to execute its strategic initiatives in the expected timeframes, remains uncertain and will depend on future pandemic related developments, including the duration of the pandemic, any potential subsequent waves of COVID-19 and its variant viral infections, the effectiveness, distribution and acceptance of COVID-19 vaccines, and related government actions to prevent and manage disease spread, all of which are uncertain and cannot be predicted. The Company cannot at this time predict the full impact of the COVID-19 pandemic, but the Company anticipates that the COVID-19 pandemic is likely to continue to impact its business, financial condition, results of operations, and cash flows in Fiscal 2023.

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

As of September 30, 2022, the Company had not borrowed against the JPMorgan Chase Credit Facility and had no outstanding debt as of the period then ended.

11.	SHAREHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Repurchases of Common Stock

Pursuant to authority granted by the Company’s Board of Directors on April 29, 2022, the Company can repurchase  up to approximately $5.00 million in shares outstanding of the Company’s common stock over the three-year period ending April 29, 2025. Pursuant to the terms of the repurchase authorization, the common stock share repurchases are generally at the discretion of the Company’s management. As the Company repurchases its common shares, which have no par value, the Company reports such shares held as treasury stock in the accompanying condensed consolidated balance sheets with the purchase price recorded within treasury stock.

During the three-month period ended September 30, 2022, the Company repurchased 358,116 shares of the Company’s common stock for an aggregate price of $451,815 pursuant to the repurchase authorization. The Company repurchased no shares of its common stock during the three-month period ended September 30, 2021.

Dividends

The Company has paid no cash dividends during the current fiscal year through September 30, 2022.

Stock-Based Compensation

The following table summarizes the components of the Company’s stock-based compensation included in net income for the periods presented:

	Three Months Ended September 30,
	2022	2021
Employee stock options	$72,498	$69,565
Restricted stock awards	23,734	209,842
Totals	$96,232	$279,407

No stock-based compensation was capitalized as a cost of inventory during the three months ended September 30, 2022 or 2021.

Stock Options – The following is a summary of the stock option activity for the three months ended September 30, 2022:

	Shares	Weighted Average Exercise Price
Outstanding, June 30, 2022	1,658,803	$1.32
Granted	55,000	$1.30
Forfeited	(3,001)	$1.96
Expired	(999)	$0.88
Outstanding, September 30, 2022	1,709,803	$1.32

The weighted average grant date fair value of stock options granted during the three months ended September 30, 2022 and 2021 was approximately $0.70 and $1.32, respectively. The total fair value of stock options that vested during the three months ended September 30, 2022 and 2021 was approximately $53,000 and $38,000, respectively.

The following table summarizes information about stock options outstanding at September 30, 2022:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Balance as of 9/30/2022	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 9/30/2022	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 9/30/2022	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
1,709,803	6.75	$1.32	1,315,087	6.07	$1.11	1,645,429	6.65	$1.30

As of September 30, 2022, the unrecognized stock-based compensation expense related to unvested stock options was approximately $267,000, which is expected to be recognized over a weighted average period of approximately 26 months.

The aggregate intrinsic value of stock options outstanding, exercisable, and vested or expected to vest at September 30, 2022 and 2021 was approximately $157,000 and $1.53 million, respectively. These amounts are before applicable income taxes and represents the closing market price of the Company’s common stock at September 30, 2022 less the grant price, multiplied by the number of stock options that had a grant price that is less than the closing market price. These values represent the amount that would have been received by the optionees had these stock options been exercised on that date. There were no stock options exercised during the three-month-period ended September 30, 2022. During the three months ended September 30, 2021, the aggregate intrinsic value of stock options exercised was approximately $255,000, respectively, and the total tax benefit associated with the stock options that were exercised was approximately $77,000.

Restricted Stock – The following is a summary of the restricted stock activity for the three months ended September 30, 2022:

	Shares	Weighted Average Grant Date Fair Value
Unvested, June 30, 2022	178,750	$2.75
Cancelled	(44,688)	$2.75
Vested	(134,062)	$2.75
Unvested, September 30, 2022	-	$-

During the three-month period ended September 30, 2022, there were no restricted stock shares awarded to plan participants. Therefore, as of  September 30, 2022, the Company had no unrecognized stock-based compensation expense related to unvested restricted shares that would be otherwise subject to achievement of performance goals.

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

The following table reconciles the differences between the basic and diluted net (loss) income per share presentations:

	Three Months Ended September 30,
	2022	2021
Numerator:
Net (loss) income	$(890,192)	$827,025

Denominator:
Weighted average common shares outstanding:
Basic	30,433,195	29,971,178
Effect of dilutive securities	-	1,126,362
Diluted	30,433,195	31,097,540

Net (loss) income per common share:
Basic	$(0.03)	$0.03
Diluted	$(0.03)	$0.03

For the three months ended September 30, 2022, stock options to purchase approximately 1.71 million shares were excluded from the computation of diluted net loss per common share because the effect of inclusion of such amounts would be anti-dilutive to net loss per common share. For the three months ended September 30, 2021, stock options to purchase approximately 934,000 shares were excluded from the computation of diluted net income per common share. These shares are excluded from the computation of diluted net income per common share because the exercise price of the stock options for the period presented herein was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to net income per common share. Approximately 179,000 shares of unvested restricted stock are excluded from the computation of diluted net income per common share as of September 30, 2021, because the shares are performance-based and the underlying conditions had not been met as of the periods presented herein. There were no shares of unvested restricted stock outstanding as of September 30, 2022.

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

Trade receivables potentially subject the Company to credit risk. Payment terms on trade receivables for the Company’s Traditional segment customers are generally between 30 and 90 days, though it may offer extended terms with specific customers and on significant orders from time to time. The Company extends credit to its customers based upon a number of factors, including an evaluation of the customer’s financial condition and credit history that is verified through trade association reference services, the customer’s payment history with the Company, the customer’s reputation in the trade, and/or an evaluation of the Company’s opportunity to introduce its moissanite jewels or finished jewelry featuring moissanite and lab grown diamonds to new or expanded markets. Collateral is not generally required from customers. The need for an allowance for doubtful accounts is determined based upon factors surrounding the credit risk of specific customers, historical trends, and other information. For additional information regarding the Company’s measurement and disclosure of credit losses on financial assets, including trade accounts receivable, see Note 4, “Fair Value Measurements.”

At times, a portion of the Company’s accounts receivable will be due from customers that have individual balances of 10% or more of the Company’s total gross accounts receivable.

The following is a summary of customers that represent 10% or more of total gross accounts receivable as of the dates presented:

	September 30, 2022	June 30, 2022
Customer A	11%	29%
Customer B	31%	20%
Customer C	16%	13%

A significant portion of sales is derived from certain customer relationships. The following is a summary of customers that represent 10% or more of total net sales for the periods presented:

	Three Months Ended September 30,
	2022		2021
Customer A	*	%	19%
Customer B		17%	14%

*	Customer A did not have net sales that represented 10% or more of total net sales for the three months ended September 30, 2022.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
26.
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

The following discussion is designed to provide a better understanding of our unaudited condensed consolidated financial statements, including a brief discussion of our business and products, key factors that impacted our performance, and a summary of our operating results. This information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, or the 2022 Annual Report. Historical results and percentage relationships related to any amounts in the condensed consolidated financial statements are not necessarily indicative of trends in operating results for future periods.

Overview

Our Mission

At Charles & Colvard, Ltd., our mission is to provide a more conscious and conflict-free fine jewelry experience for our customers. We are dedicated to blazing a more brilliant path forward with our Made, Not Mined™ gemstones and committed to creating fine jewelry with a conscience.

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

COVID-19 Update

The COVID-19 pandemic continues to present business challenges and we expect these to continue throughout the fiscal year ending June 30, 2023, or Fiscal 2023. We have reintroduced employees to the workplace, including in some cases permitting a hybrid blend of remote and onsite work for certain sectors of the workforce, as vaccine and related booster shot rates have increased and COVID-19 infection levels have decreased. We continue working with our customers and suppliers to minimize disruptions, including at times accelerating payments to key suppliers that are due by their terms in future periods. We expect to continue accelerating payments to our suppliers in some cases into Fiscal 2023.

The ultimate impact of COVID-19 on our operations and financial performance in future periods, including management’s ability to execute its strategic initiatives in the expected timeframes, remains uncertain and will depend on future pandemic related developments, including the duration of the pandemic, any potential subsequent waves of COVID-19 and its variant viral infections, the effectiveness, distribution and acceptance of COVID-19 vaccines, and related government actions to prevent and manage disease spread, all of which are uncertain and cannot be predicted. We cannot at this time predict the full impact of the COVID-19 pandemic, but we anticipate that the COVID-19 pandemic is likely to continue to impact our business, financial condition, results of operations, and cash flows in Fiscal 2023.

For additional risks to the Company related to the COVID-19 pandemic, see “Part I, Item 1A. Risk Factors”, contained in our 2022 Annual Report.

Fiscal 2023 Financial Outlook

Our strategic goals for Fiscal 2023 are centered on continuing to expand Charles & Colvard’s brand on a global scale and to increase the size of our business through top-line growth. As lab-created gemstones are being embraced by emerging generations, we believe our ability to establish moissanite and our lab grown diamonds along with the Charles & Colvard brand directly with conscious consumers is key to our future success and ability to fuel our growth. We plan to continue executing on our key Fiscal 2023 strategies with an ongoing commitment to spending judiciously and generating sustainable earnings improvement.

In October 2022, we celebrated the grand opening of the first Charles & Colvard Signature Showroom, which is the first location in connection with our showroom expansion initiative. We believe this expansion project can position us to be able to develop a nationwide footprint if future showrooms are opened to showcase our fine jewelry in a tangible way. Likewise, in October 2022, we hosted a private press event for community leaders and influencers, allowing them to experience the new broadcast studio located in our corporate headquarters. This studio is a digital extension of the sales team and a tool that our marketing team utilizes for video content production, live-stream shopping, designer and influencer interviews, and fashion photography. We believe our brick-and-mortar expansion and digital marketing capability will continue to further position and define our brand in what we believe is a rapidly evolving consumer landscape and allow us to compete more effectively and, we believe, increase our market share within the fine jewelry space. Also in October 2022, we announced our latest lab grown precious gemstones in color, which we believe represents another milestone for us and adds a colorful new dimension to our impressive Made, Not Mined™ fine jewelry repertoire. Featuring lab grown ruby, sapphire, and emerald gemstones, our new conscious color collection also includes Caydia® lab grown diamonds and showcases the above-ground stones with artistic silhouettes and higher carat designs.

As evidenced by our results for the first quarter of Fiscal 2023, domestic and global inflation and rising interest rates, coupled with ongoing fears of recession, continue to erode consumer confidence and present major challenges for the global retail and ecommerce industry. We are facing the same challenges as all retailers and those in the ecommerce space. At the same time, however, these same challenges are providing us the opportunity to reevaluate technologies, strategies, and talent to shape a new era of shopping. In many ways, we believe the pandemic and current global economic conditions have opened the door for what we believe may be a long-overdue reset within our industry that could help move retailers and those in the ecommerce space into more stable – and potentially more profitable – positions. We plan to continue to invest in our business and seize current challenges by turning them into opportunities for continued growth and improved profitability.

We discuss our strategic outlook and key strategies for Fiscal 2023 in Part I, Item 1, “Business” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in our 2022 Annual Report.

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

We have disclosed our critical accounting policies and estimates in our 2022 Annual Report, and that disclosure should be read in conjunction with this Quarterly Report on Form 10-Q. There have been no significant changes in our critical accounting policies and estimates during the first three months of Fiscal 2023.

Results of Operations

The following table sets forth certain consolidated statements of operations data for the three months ended September 30, 2022 and 2021:
	Three Months Ended September 30,
	2022	2021
Net sales	$7,374,083	$10,280,311
Costs and expenses:
Cost of goods sold	4,086,010	5,016,550
Sales and marketing	3,107,946	2,730,153
General and administrative	1,413,476	1,584,275
Total costs and expenses	8,607,432	9,330,978
(Loss) Income from operations	(1,233,349)	949,333
Other income (expense):
Interest income	40,201	355
Loss on foreign currency exchange	-	(34)
Total other income (expense), net	40,201	321
(Loss) Income before income taxes	(1,193,148)	949,654
Income tax benefit (expense)	302,956	(122,629)
Net (loss) income	$(890,192)	$827,025

Consolidated Net Sales

Consolidated net sales for the three months ended September 30, 2022 and 2021 comprise the following:
	Three Months Ended September 30,		Change
	2022	2021	Dollars	Percent
Finished jewelry	$5,540,406	$5,686,287	$(145,881)	(3)%
Loose jewels	1,833,677	4,594,024	(2,760,347)	(60)%
Total consolidated net sales	$7,374,083	$10,280,311	$(2,906,228)	(28)%

Consolidated net sales were $7.37 million for the three months ended September 30, 2022 compared to $10.28 million for the three months ended September 30, 2021, a decrease of approximately $2.91 million, or 28%. The decrease in consolidated net sales for the three months ended September 30, 2022 was mainly due to weakness in demand for our moissanite jewels from our domestic distributors. These decreases resulted in lower loose jewel product net sales during the three months ended September 30, 2022 in our Traditional segment. Overall consumer confidence has weakened due to general economic uncertainties, coupled with domestic and worldwide inflation, including recessionary fears, and rising interest rates.

Sales of finished jewelry represented 75% of total consolidated net sales for the three months ended September 30, 2022, compared with 55% of total consolidated net sales for the corresponding period of the prior year. For the three months ended September 30, 2022, finished jewelry sales were $5.54 million compared to $5.69 million for the corresponding period of the prior year, a decrease of approximately $146,000, or 3%. This decrease in finished jewelry sales is relatively flat to the year ago period, despite current economic conditions.

Sales of loose jewels represented 25% of total consolidated net sales for the three months ended September 30, 2022, compared to 45% of total consolidated net sales for the corresponding period of the prior year. For the three months ended September 30, 2022, loose jewel sales were $1.83 million compared to $4.59 million for the corresponding period of the prior year, a decrease of approximately $2.76 million, or 60%. The decrease for the three months ended September 30, 2022 was primarily a result of lower demand of loose jewels through our domestic distributors.

U.S. net sales accounted for approximately 96% of total consolidated net sales for the three-month period ended September 30, 2022, compared with 96% for the three-month period ended September 30, 2021. U.S. net sales decreased to $7.10 million, or 28%, in the three months ended September 30, 2022 compared to $9.82 million in the comparable quarter of 2021 as a result of decreased sales to U.S. customers in our Traditional segment.

Our largest U.S. customer during the three months ended September 30, 2022 was our second largest customer during the three months ended September 30, 2021 and accounted for 17% and 14% of total consolidated net sales during each of the respective periods then ended. Our largest U.S. customer during the three months ended September 30, 2021 accounted for 19% of total consolidated net sales during the period then ended. We did not have another U.S. customer account for 10% or more of total consolidated sales during the three months ended September 30, 2022 or 2021. We expect that we, along with our customers, will remain dependent on our ability to maintain and enhance our customer-related programs. A change in or loss of any of these customer or retailer relationships could have a material adverse effect on our results of operations.

International net sales accounted for approximately 4% and 4% of total consolidated net sales during the quarters ended September 30, 2022 and 2021, respectively. International net sales decreased to $279,000, or 39%, during the first quarter of Fiscal 2023 compared to $456,000 in the first quarter of the year ended June 30, 2022, or Fiscal 2022. International sales decreased due to lower demand in our international distributor market due to shutdowns in the Asia Pacific region during the current period, coupled with the strength of the U.S. dollar against foreign currencies. In light of the effects of ongoing global economic conditions, we continue to evaluate these and other potential distributors in international markets to determine the best long-term partners. As a result, and in light of the ongoing worldwide pandemic and international trade challenges, we expect that our sales in these markets may fluctuate significantly each reporting period.

We did not have an international customer account for 10% or more of total consolidated sales during the three months ended September 30, 2022 or 2021. A portion of our international consolidated sales represents jewels sold internationally that may be re-imported to U.S. retailers.

Costs and Expenses

Cost of Goods Sold

Our total cost of goods sold for the three months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended September 30,		Change
	2022	2021	Dollars	Percent
Product line cost of goods sold:
Finished jewelry	$2,606,699	$2,334,482	$272,217	12%
Loose jewels	825,623	2,059,446	(1,233,823)	(60)%
Total product line cost of goods sold	3,432,322	4,393,928	(961,606)	(22)%
Non-product line cost of goods sold	653,688	622,622	31,066	5%
Total cost of goods sold	$4,086,010	$5,016,550	$(930,540)	(19)%

Total cost of goods sold was $4.09 million for the three months ended September 30, 2022 compared to $5.02 million for the three months ended September 30, 2021, a decrease of approximately $931,000, or 19%. Product line cost of goods sold is defined as product cost of goods sold in each of our Online Channels segment and Traditional segment excluding non-capitalized expenses from our manufacturing and production control departments, comprising personnel costs, depreciation, rent, utilities, and corporate overhead allocations; freight out; inventory write-offs; and other inventory adjustments, comprising costs of quality issues, and damaged goods.

The decrease in total cost of goods sold for the three months ended September 30, 2022 compared to the same period in 2021 was primarily due to decreased sales of loose jewels during the three months ended September 30, 2022 in our Traditional segment as a result of lower product demand during the quarter.

The net increase in non-product line cost of goods sold for the three months ended September 30, 2022, comprises an approximate $58,000 increase in freight out principally from the rising costs of fuel and shipping overall during the period; an approximate $35,000 increase in non-capitalized manufacturing production control expenses principally related to the timing of when work-in-process goods are received into inventory and overhead costs are allocated; and a $51,000 increase in other inventory adjustments principally related to changes in production standard cost variances compared to those in the first three months of Fiscal 2022. These increases were partially offset by an approximate $113,000 decrease in inventory write-offs in the first three months of the Fiscal 2022, compared to those in the comparable prior year period.

For additional disclosure relating to non-product line cost of goods sold, see Note 3 to our condensed consolidated financial statements in Item 1, “Financial Statements”, of this Quarterly Report on Form 10-Q.

Sales and Marketing

Sales and marketing expenses for the three months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended September 30,		Change
	2022	2021	Dollars	Percent
Sales and marketing	$3,107,946	$2,730,153	$377,793	14%

Sales and marketing expenses were $3.11 million for the three months ended September 30, 2022 compared to $2.73 million for the three months ended September 30, 2021, an increase of approximately $378,000, or 14%.

The increase in sales and marketing expenses for the three months ended September 30, 2022 compared to the same period in 2021 was primarily due to a $162,000 increase in advertising and digital marketing expenses; an $80,000 increase in compensation expenses; a $58,000 increase in professional services principally comprising consulting services for marketing support in the current year period; a $41,000 increase in bank fees expenses, which are principally related to higher credit card transaction and payment platform fees; a $37,000 increase in general business taxes; and a $7,000 increase in employee-related recruiting and search fees for new hires. These increases were offset partially by a $6,000 decrease in travel expenses; and a $1,000 net decrease in general office-related expenses.

The increase in advertising and digital marketing expenses for the three months ended September 30, 2022 compared to the same period in 2021 was primarily due to a $94,000 increase in digital advertising spend; a $78,000 increase in cooperative advertising; an $80,000 increase in brand awareness marketing campaign expenditures in the current year period; a $37,000 increase in production related to photoshoots; and a $21,000 increase in outside agency fees. These increases were offset partially by a $133,000 decrease in expenses relating to our participation in the 2022 JCK Trade Show held in the prior year quarter in which we did not host a booth at for the 2023 JCK Trade show; a $14,000 decrease in print media expenses; and a $1,000 decrease in other general expenses.

The increase in compensation expenses for the three months ended September 30, 2022 compared to the same period in 2021 was primarily due to a $76,000 increase in salaries, commissions, and related employee benefits in the aggregate; and a $20,000 increase in bonus expense. These increases were partially offset by a $16,000 decrease in employee stock-based compensation expense.

General and Administrative

General and administrative expenses for the three months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended September 30,		Change
	2022	2021	Dollars	Percent
General and administrative	$1,413,476	$1,584,275	$(170,799)	(11)%

General and administrative expenses were $1.41 million for the three months ended September 30, 2022 compared to $1.58 million for the three months ended September 30, 2021, a decrease of approximately $171,000, or 11%.

The decrease in general and administrative expenses for the three months ended September 30, 2022 compared to the same period in 2021 was primarily due to a $224,000 decrease in compensation expenses; a $70,000 decrease in bank fees due to the fee structure of different banking arrangements in place in the current period versus those in the year ago quarter; a $32,000 decrease in bad debt expense associated with our allowance for doubtful accounts reserve policy; a $14,000 decrease in professional services; and a $7,000 net decrease in miscellaneous other general and administrative expenses. These decreases were partially offset by a $117,000 increase in general business taxes and licenses; a $33,000 increase in travel-related expenditures; a $14,000 increase in depreciation and amortization expense; and a $12,000 increase in software-related costs.

The decrease in compensation expenses for the three months ended September 30, 2022 compared to the same period in 2021 was primarily due to a $167,000 decrease in employee stock-based compensation expense; and a $155,000 decrease in bonus expense. These decreases were partially offset by a $98,000 net increase in salaries and related employee benefits.

Professional services expenses decreased for the three months ended September 30, 2022 compared to the same period in 2021 primarily due to a $24,000 decrease in legal fees associated with corporate governance matters; a $8,000 decrease in investor relations fees; and a $1,000 decrease in fees associated with audit and tax services. These decreases were partially offset by a $10,000 increase in consulting and other professional services primarily in connection with accounting department support in the current period and a $9,000 increase in broker commissions related to our stock repurchase program.

Interest Income

Interest income for the three months ended September 30, 2022 and 2021 is as follows:

	Three Months Ended September 30,		Change
	2022	2021	Dollars	Percent
Interest income	$40,201	$355	$39,846	*	%

* Not meaningful

Certain cash balances in excess of operating needs are deposited into and maintained in an interest-bearing account with a federally insured commercial bank. Accordingly, during the three months ended September 30, 2022 and 2021, we earned interest from cash on deposit in this interest-bearing account. The increase in earned interest for the quarterly period ended September 30, 2022 reflects movement of invested funds into a higher-yield money market fund in late Fiscal 2022, coupled with the overall increase in interest rates during the first quarter of Fiscal 2023 compared with Fiscal 2022.

Loss on Foreign Currency Exchange

Loss on foreign currency exchange related to foreign sales transacted in functional currencies other than the U.S. dollar for the three months ended September 30, 2022 and 2021 are as follows:
	Three Months Ended September 30,		Change
	2022	2021	Dollars	Percent
Loss on foreign currency exchange	$-	$34	$(34)	(100)%

During the three months ended September 30, 2022 and 2021, we had international sales transactions denominated in currencies other than the U.S. dollar that resulted in foreign currency exchange net losses. The net decrease in these losses reflects the lower level of international sales denominated in foreign currencies during the three months ended September 30, 2022 compared with the same period in the prior year.

Provision for Income Taxes

For the three months ended September 30, 2022, our statutory tax rate was 22.98% and consisted of the federal income tax rate of 21% and a blended state income tax rate of 1.98%, net of the federal benefit. For the three months ended September 30, 2021, our statutory tax rate was 22.24% and consisted of the federal income tax rate of 21% and a blended state income tax rate of 1.24%, net of the federal benefit. Our effective income tax rate reflects the effect of federal and state income taxes on earnings and the impact of differences in book and tax accounting arising primarily from the permanent tax benefits associated with stock compensation transactions during the quarter. For the three months ended September 30, 2022 and 2021, our effective tax rate was 25.39% and 12.91%, respectively.

We recognized a net income tax benefit of approximately $303,000 for the quarter ended September 30, 2022, compared with a net income tax expense of approximately $123,000 for the quarter ended September 30, 2021.

As of each reporting date, we consider new evidence, both positive and negative, that could impact our view with regard to future realization of deferred tax assets. As of September 30, 2022, we determined that our expectations of future taxable income in upcoming tax years, including estimated growth rates applied to future expected taxable income that includes significant management estimates and assumptions, would continue to be sufficient to result in full utilization of our remaining federal net operating loss carryforwards and certain of the deferred tax assets prior to any statutory expiration. As a result, we determined that sufficient positive evidence existed as of September 30, 2022, to conclude that it is more likely than not deferred tax assets of approximately $6.15 million remain realizable. Conversely, we further determined that sufficient negative evidence continued to exist to conclude it was uncertain that we would have sufficient future taxable income to utilize certain of our deferred tax assets. Therefore, we continued to maintain a valuation allowance against the deferred tax assets relating to certain state net operating loss carryforwards from our e-commerce subsidiary due to the timing uncertainty of when we will generate positive taxable income to utilize the associated deferred tax assets. In addition, a valuation allowance remains against certain deferred tax assets relating to operating loss carryforwards relating to our dormant subsidiary located in Hong Kong.

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

Capital Structure and Debt

Short-Term Liquidity and Capital Structure

The Consolidated Appropriations Act, 2021, provides that employers who received a Paycheck Protection Program (“PPP”) loan may also qualify for the Employee Retention Credit, or ERC. Previously, pursuant to the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, taxpayers that received a PPP loan were not eligible for the ERC and this change is retroactive to March 27, 2020. We believe that we may qualify for certain employer-related tax benefits pursuant to the ERC and are currently working with an independent third-party tax credit firm to amend our applicable federal payroll tax returns for such benefit. Any benefit received in connection with available ERC credits will be recognized in the period such credits are received.

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

Debt

We have no short- or long-term outstanding debt as of September 30, 2022.

Financing Activities

Long-Term Financing Activities

In accordance with authority granted by our Board of Directors on April 29, 2022, we can repurchase up to $5.00 million in shares outstanding of our common stock over the three-year period ending April 29, 2025. Pursuant to the terms of the repurchase authorization, the common stock share repurchases are generally at the discretion of management. As we repurchase our common shares, which have no par value, we report such shares held as treasury stock on our condensed consolidated balance sheets, with the purchase price recorded within treasury stock.

During the three-month period ended September 30, 2022, we repurchased approximately 358,000 shares of our common stock for an aggregate price of approximately $452,000 pursuant to the repurchase authorization. We repurchased no shares of our common stock during the three-month period ended September 30, 2021.

Operating Activities and Cash Flows

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of September 30, 2022, our principal sources of liquidity were cash and cash equivalents totaling $11.57 million, trade accounts receivable of $1.56 million, and net current inventory of $12.09 million, as compared to cash and cash equivalents totaling $15.67 million, trade accounts receivable of $2.22 million, and net current inventory of $11.02 million as of June 30, 2022. We also had access during the three-month period ended September 30, 2022 to a $5.00 million cash collateralized line of credit facility, or the JPMorgan Chase Credit Facility, that we obtained effective July 9, 2021, as amended July 28, 2022, from JPMorgan Chase Bank, N.A., or JPMorgan Chase.

During the three months ended September 30, 2022, our working capital decreased by approximately $4.13 million to $24.93 million from $29.06 million at June 30, 2022. As described more fully below, the decrease in working capital at September 30, 2022 is primarily attributable to an increase in our accounts payable, a decrease in our accounts receivables, an increase in our short-term operating lease liabilities, the classification of the note receivable as noncurrent as of September 30, 2022 as compared to current as of June 30, 2022, and a net decrease in our cash, cash equivalents, and restricted cash. These factors were offset partially by a decrease in our accrued expenses and other liabilities, an increase in our allocation of inventory from long-term to short-term due to a higher expected sell through of inventory on hand in the upcoming period, and an increase in our prepaid expenses and other assets. Our cash used for investing activities were principally for construction-in-process expenditures related to our retail expansion program and the construction of our first Signature Showroom and other leasehold improvements in our corporate offices. Our cash used for Financing Activities were principally for our share repurchase program.

During the three months ended September 30, 2022, approximately $3.67 million of cash was used by our operations. The primary drivers of our use of cash were an increase in inventory of $3.17 million to build inventory for the upcoming calendar year-end holiday season; a net loss in the amount of approximately $890,000; a decrease in accrued expenses and other liabilities of $599,000; and an increase in prepaid expenses and other assets of $37,000. These factors were offset partially by a decrease in accounts receivable of $695,000; and an increase in accounts payable of $317,000.

Accounts receivable decreased principally due to the decreased level of sales during the three months ended September 30, 2022, as compared with the sales during the period leading up to June 30, 2022. From time to time, we have offered extended Traditional segment customer payment terms beyond 90 days to certain credit-worthy customers. Because of the ongoing impact of the pandemic on the global economy, the extension of these terms may not immediately increase liquidity as a result of ongoing current-period sales, which we expect may continue to be pressured due to the effects of the ongoing pandemic. In addition, we believe our competitors and other vendors in the wholesale jewelry industry have expanded their use of extended payment terms and, in aggregate, we believe that, through our use of extended payment terms, we provide a competitive response in our market during the current global economic environment. We believe that we are unable to estimate the impact of these actions on our net sales, but we believe that if we ceased providing extended payment terms, we would be at a competitive disadvantage for some Traditional segment customers in the marketplace during this economic period and that our net sales and profits would likely be adversely impacted.

We manufactured approximately $2.83 million and $2.43 million in loose jewels and $4.97 million and $4.43 million in finished jewelry, which includes the cost of the loose jewels and the purchase of precious metals and labor in connection with jewelry production, during the three months ended September 30, 2022 and 2021, respectively. We expect our purchases of precious metals and labor to increase as we increase our finished jewelry business. In addition, the price of gold has fluctuated significantly over the past decade, resulting in higher retail price points for gold jewelry. Because the market prices of gold and other precious metals are beyond our control, upward price trends could have a negative impact on our operating cash flow as we manufacture finished jewelry.

Historically, our raw material inventories of SiC crystals had been purchased under exclusive supply agreements with a limited number of suppliers. Because the supply agreements restricted the sale of these crystals exclusively to us, the suppliers negotiated minimum purchase commitments with us that, when combined with reduced sales levels during prior periods in which the purchase commitments were in effect, have resulted in levels of inventories that are higher than we might otherwise maintain. As of September 30, 2022 and June 30, 2022, $24.48 million and $22.49 million of our inventories were classified as long-term assets. Loose jewel sales and finished jewelry that we manufacture will utilize both the finished goods loose jewels currently on-hand and, as we deplete certain shapes and sizes, our on-hand raw material SiC crystals of $1.99 million and new raw material that we purchase pursuant to the Supply Agreement.

Our more detailed description of our inventories is included in Note 5 to our condensed consolidated financial statements in Part I, Item 1, “Financial Statements”, of this Quarterly Report on Form 10-Q.

As of September 30, 2022, all of our remaining federal income tax credits had expired or been utilized, and therefore, are not available to be carried forward to offset future income taxes. As of September 30, 2022, we also had a federal tax net operating loss carryforward of approximately $16.53 million expiring between 2034 and 2037, or that have no expiration, which can be used to offset against future federal taxable income; North Carolina tax net operating loss carryforwards of approximately $19.77 million expiring between 2023 and 2035; and various other state tax net operating loss carryforwards expiring between 2023 and 2040, which can be used to offset against future state taxable income.

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

As of September 30, 2022, we had not borrowed against the JPMorgan Chase Credit Facility.

Long-Term Capital Commitments

Contractual Agreement

On December 12, 2014, we entered into the Supply Agreement with Wolfspeed. Under the Supply Agreement, subject to certain terms and conditions, we agreed to exclusively purchase from Wolfspeed, and Wolfspeed agreed to exclusively supply, 100% of our required SiC materials in quarterly installments that must equal or exceed a set minimum order quantity. The initial term of the Supply Agreement was scheduled to expire on June 24, 2018, unless extended by the parties. Effective June 22, 2018, the Supply Agreement was amended to extend the expiration date to June 25, 2023. The Supply Agreement, as amended, also provides for the exclusive production of our premium moissanite product, Forever One™ and provided us with one option, subject to certain conditions, to unilaterally extend the term of the Supply Agreement for an additional two-year period following the expiration of the initial term. In addition, the amendment to the Supply Agreement established a process by which Wolfspeed may begin producing alternate SiC material based on our specifications that will give us the flexibility to use the materials in a broader variety of our products, as well as to permit us to purchase certain amounts of SiC materials from third parties under limited conditions. On August 26, 2020, the Supply Agreement was further amended, effective June 30, 2020, to extend the expiration date to June 29, 2025, which may be further extended by mutual agreement of the parties. The Supply Agreement was also amended to, among other things, (i) spread our total purchase commitment under the Supply Agreement in the amount of approximately $52.95 million over the term of the Supply Agreement, as amended; (ii) establish a process by which Wolfspeed has agreed to accept purchase orders in excess of the agreed-upon minimum purchase commitment, subject to certain conditions; and (iii) permit us to purchase revised amounts of SiC materials from third parties under limited conditions. Our total purchase commitment under the Supply Agreement, as amended, until June 2025 is approximately $52.95 million, of which approximately $24.75 million remains to be purchased as of September 30, 2022.

During the three months ended September 30, 2022 and 2021, we purchased approximately $1.80 million and $1.50 million, respectively, of SiC crystals from Wolfspeed pursuant to the terms of the Supply Agreement, as amended. Going forward, we expect to use existing cash and cash equivalents and access to other working capital resources, including but not limited to the potential issuance of equity securities, together with future cash expected to be provided by operating activities to finance our purchase commitment under the Supply Agreement, as amended.

Liquidity and Capital Trends

We believe that our existing cash and cash equivalents and cash expected to be provided by operating activities combined will be sufficient to meet our working capital and capital expenditure needs over the next twelve months.

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

Our future capital requirements and the adequacy of available funds will depend on many factors, including the ongoing uncertainty surrounding COVID-19 that could lead to further disruption and volatility in the global capital markets as well as its impact on our rate of sales growth; the expansion of our sales and marketing activities; the timing and extent of raw materials and labor purchases in connection with loose jewel production to support our moissanite jewels and lab grown diamond business and precious metals and labor purchases in connection with jewelry production to support our finished jewelry business; the timing of capital expenditures; and the risk factors described in more detail in “Risk Factors” in Part II, Item 1A, of this Quarterly Report on Form 10-Q and in Part I, Item 1A, of our 2022 Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. During the three months ended September 30, 2022, we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 1A.	Risk Factors

We discuss in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 and our Quarterly Report on Form 10-Q for the quarter September 30, 2022 various risks that may materially affect our business. There have been no material changes to such risks.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2022 – July 31, 2022	124,053	$1.30	154,340	$4,800,995
August 1, 2022 – August 31, 2022	127,080	$1.32	281,420	$4,633,303
September 1, 2022 – September 30, 2022	106,983	$1.15	388,403	$4,510,021
Total	358,116	$1.26	388,403	$4,510,021

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

10.1
Line of Credit Note, dated as of July 28, 2022, by Charles & Colvard, Ltd., to JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on August 2, 2022)

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

CHARLES & COLVARD, LTD.

	By:	/s/ Don O’Connell
November 3, 2022		Don O’Connell
President and Chief Executive Officer

	By:	/s/ Clint J. Pete
November 3, 2022		Clint J. Pete
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)