Form 10-Q
period 2022-12-31
CHARLES & COLVARD LTD
filed 2023-02-03
CIK 1015155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2022

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

As of January 27, 2023, there were 30,523,705 shares of the registrant’s common stock, no par value per share, outstanding.

CHARLES & COLVARD, LTD.

FORM 10-Q
For the Quarterly Period Ended December 31, 2022

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2022 (unaudited)	June 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$11,960,102	$15,668,361
Restricted cash	5,065,189	5,510,979
Accounts receivable, net	2,086,868	2,220,816
Inventory, net	13,091,953	11,024,276
Note receivable	-	250,000
Prepaid expenses and other assets	1,241,712	1,190,012
Total current assets	33,445,824	35,864,444
Long-term assets:
Inventory, net	21,903,094	22,488,524
Property and equipment, net	2,215,274	1,901,176
Intangible assets, net	290,673	265,730
Operating lease right-of-use assets	2,488,052	2,787,419
Deferred income taxes, net	6,286,797	5,851,904
Note receivable	250,000	-
Other assets	50,300	49,658
Total long-term assets	33,484,190	33,344,411
TOTAL ASSETS	$66,930,014	$69,208,855

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,860,869	$4,401,229
Operating lease liabilities, current portion	868,269	856,571
Accrued expenses and other liabilities	1,398,178	1,546,483
Total current liabilities	7,127,316	6,804,283
Long-term liabilities:
Noncurrent operating lease liabilities	2,453,994	2,846,805
Total long-term liabilities	2,453,994	2,846,805
Total liabilities	9,581,310	9,651,088
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, no par value; 50,000,000 shares authorized; 30,912,108 shares issued and 30,523,705 shares outstanding at December 31, 2022 and 30,778,046 shares issued and 30,747,759 shares outstanding at June 30, 2022	57,242,211	57,242,211
Additional paid-in capital	26,131,216	25,956,491
Treasury stock, at cost, 388,403 shares and 30,287 shares at December 31, 2022 and June 30, 2022, respectively	(489,979)	(38,164)
Accumulated deficit	(25,534,744)	(23,602,771)
Total shareholders’ equity	57,348,704	59,557,767
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$66,930,014	$69,208,855

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Net sales	$10,366,122	$13,753,135	$17,740,204	$24,033,446
Costs and expenses:
Cost of goods sold	6,071,775	7,033,946	10,157,785	12,050,496
Sales and marketing	4,339,684	4,079,035	7,447,630	6,809,187
General and administrative	1,187,955	1,189,559	2,601,431	2,773,835
Total costs and expenses	11,599,414	12,302,540	20,206,846	21,633,518
(Loss) Income from operations	(1,233,292)	1,450,595	(2,466,642)	2,399,928
Other income (expense):
Interest income	59,574	490	99,776	845
Loss on foreign currency exchange	-	-	-	(34)
Total other income (expense), net	59,574	490	99,776	811
(Loss) Income before income taxes	(1,173,718)	1,451,085	(2,366,866)	2,400,739
Income tax benefit (expense)	131,937	(283,473)	434,893	(406,102)
Net (loss) income	$(1,041,781)	$1,167,612	$(1,931,973)	$1,994,637

Net (loss) income per common share:
Basic	$(0.03)	$0.04	$(0.06)	$0.07
Diluted	$(0.03)	$0.04	$(0.06)	$0.06

Weighted average number of shares used in computing net (loss) income per common share:
Basic	30,344,954	30,287,677	30,408,018	30,159,543
Diluted	30,344,954	31,315,488	30,408,018	31,237,948

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Six Months Ended December 31, 2022
	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Shareholders’ Equity
Balance at June 30, 2022	30,747,759	$57,242,211	$25,956,491	$(38,164)	$(23,602,771)	$59,557,767
Stock-based compensation	-	-	96,232	-	-	96,232
Cancellation of restricted stock	(44,688)	-	-	-	-	-
Repurchases of common stock	(358,116)	-	-	(451,815)	-	(451,815)
Net loss	-	-	-	-	(890,192)	(890,192)
Balance at September 30, 2022	30,344,955	$57,242,211	$26,052,723	$(489,979)	$(24,492,963)	$58,311,992
Stock-based compensation	-	-	78,493	-	-	78,493
Issuance of restricted stock	178,750	-	-	-	-	-
Net loss	-	-	-	-	(1,041,781)	(1,041,781)
Balance at December 31, 2022	30,523,705	$57,242,211	$26,131,216	$(489,979)	$(25,534,744)	$57,348,704

	Six Months Ended December 31, 2021
	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Shareholders’ Equity
Balance at June 30, 2021	29,913,095	$56,057,109	$25,608,593	$-	$(25,976,686)	$55,689,016
Stock-based compensation	-	-	279,407	-	-	279,407
Issuance of restricted stock	242,725	-	-	-	-	-
Stock option exercises	183,637	397,112	(139,742)	-	-	257,370
Net income	-	-	-	-	827,025	827,025
Balance at September 30, 2021	30,339,457	$56,454,221	$25,748,258	$-	$(25,149,661)	$57,052,818
Stock-based compensation	-	-	199,004	-	-	199,004
Stock option exercises	255,590	447,877	(159,329)	-	-	288,548
Net income	-	-	-	-	1,167,612	1,167,612
Balance at December 31, 2021	30,595,047	$56,902,098	$25,787,933	$-	$(23,982,049)	$58,707,982

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,931,973)	$1,994,637
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	308,900	238,210
Stock-based compensation	174,725	478,411
Provision for uncollectible accounts	-	52,000
Provision for sales returns	422,000	652,000
Inventory write-downs	119,000	232,000
Provision for accounts receivable discounts	4,899	29,250
Deferred income taxes	(434,893)	405,159
Changes in operating assets and liabilities:
Accounts receivable	(292,951)	(2,718,303)
Inventory	(1,601,247)	(2,899,591)
Prepaid expenses and other assets, net	247,025	(483,054)
Accounts payable	459,640	2,096,372
Accrued income taxes	-	943
Accrued expenses and other liabilities	(529,418)	43,297
Net cash (used in) provided by operating activities	(3,054,293)	121,331

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(617,283)	(775,705)
Payments for intangible assets	(30,658)	(27,730)
Net cash used in investing activities	(647,941)	(803,435)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock option exercises	-	545,918
Repurchases of common stock	(451,815)	-
Net cash (used in) provided by financing activities	(451,815)	545,918

NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(4,154,049)	(136,186)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	21,179,340	21,446,951
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$17,025,291	$21,310,765

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$5,900	$-

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

The Company sells loose moissanite jewels, loose lab grown diamonds, and finished jewelry featuring both moissanite and lab grown diamonds at wholesale prices to distributors, manufacturers, retailers, and designers, including some of the largest distributors and jewelry manufacturers in the world. The Company’s finished jewelry and loose moissanite jewels and lab grown diamonds that are mounted into fine jewelry by other manufacturers are sold at retail outlets and via the Internet. The Company sells at retail prices to end-consumers through its own Charles & Colvard Signature Showroom, which opened in October 2022, and also through its wholly owned operating subsidiary, charlesandcolvard.com, LLC, third-party online marketplaces, drop-ship, and other pure-play, exclusively e-commerce outlets. The Company also sells at discount retail prices to end-consumers through moissaniteoutlet.com, LLC, a wholly owned operating subsidiary of charlesandcolvard.com, LLC, and third-party online marketplaces.

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation – The accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results for the six months ended December 31, 2022 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2023.

The condensed consolidated financial statements as of December 31, 2022 and for the three and six months ended December 31, 2022 and 2021 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of June 30, 2022 is derived from the audited financial statements as of that date. The accompanying statements should be read in conjunction with the audited financial statements and related notes contained in Item 8 of the Company’s Annual Report on Form 10-K (the “2022 Annual Report”) for the fiscal year ended June 30, 2022 filed with the SEC on September 2, 2022.

The accompanying condensed consolidated financial statements as of December 31, 2022, for the three and six months ended December 31, 2022 and 2021, and as of the fiscal year ended June 30, 2022, include the accounts of the Company and its wholly owned subsidiaries charlesandcolvard.com, LLC, including its wholly-owned subsidiary, moissaniteoulet.com, LLC, which was formed and incorporated as of February 24, 2022; Charles & Colvard Direct, LLC; and Charles & Colvard (HK) Ltd., the Company’s Hong Kong subsidiary, which was entered into dormancy as of September 30, 2020 following its re-activation in December 2017. Charles & Colvard (HK) Ltd. previously became dormant in the second quarter of 2009 and has had no operating activity since 2008. Charles & Colvard Direct, LLC, had no operating activity during the six-month periods ended December 31, 2022 or 2021. All intercompany accounts have been eliminated.

Significant Accounting Policies – In the opinion of the Company’s management, the Company’s significant accounting policies used for the three and six months ended December 31, 2022, are consistent with those used for the fiscal year ended June 30, 2022. Accordingly, please refer to Note 2 to the Consolidated Financial Statements in the 2022 Annual Report for the Company’s significant accounting policies.

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

Pursuant to the terms and conditions of the Company’s broker-dealer agreement with Oppenheimer & Co., Inc. (“Oppenheimer”), with whom the Company has engaged to transact common stock share repurchases in connection with its stock repurchase program, the Company is required to maintain a funded liquid margin account held by Oppenheimer for the benefit of the Company. The purpose of this account is to fund the Company’s common stock purchases and any underlying transaction costs and fees. Depending upon the level and timing of stock repurchase activity, the funded margin account cash balance will fluctuate from time to time. At December 31, 2022 and June 30, 2022, cash in the amount of approximately $30 and approximately $461,000, respectively, was held by Oppenheimer. Such cash amount held by Oppenheimer was classified as restricted cash for financial reporting purposes on the Company’s condensed consolidated balance sheets. For additional information regarding the Company’s stock repurchase program, see Note 11, “Shareholders’ Equity and Stock-Based Compensation.”

The reconciliation of cash, cash equivalents, and restricted cash, as presented on the Condensed Consolidated Statements of Cash Flows, consist of the following as of the dates presented:

	December 31, 2022	June 30, 2022
Cash and cash equivalents	$11,960,102	$15,668,361
Restricted cash	5,065,189	5,510,979
Total cash, cash equivalents, and restricted cash	$17,025,291	$21,179,340

Reclassification – Certain amounts in the Company’s condensed consolidated financial statements for the quarterly period ended December 31, 2022 have been reclassified to conform to current presentation, principally amounts presented in Note 7, “Accrued Expenses and Other Liabilities”, relating to the combination of accrued sales taxes and accrued franchise taxes, which had previously been presented separately. These reclassifications had no impact on the Company’s condensed consolidated financial position or condensed consolidated results of operations as of or for the three and six months ended December 31, 2022 and 2021 and as of the year ended June 30, 2022.

Recently Adopted/Issued Accounting Pronouncements – In March 2020, and as updated in January 2021, in response to concerns about structural risks of interbank offered rates (“IBORs”), and, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”), the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”), which provides guidance to ease the burden in accounting for or recognizing the effects of referenced interest rate reform on financial reporting. ASU 2020-04 is elective and may be applied as of March 12, 2020 through December 31, 2022. As described in more detail in Note 10, “Debt”, borrowings under the Company’s line of credit during the fiscal year ended June 30, 2022 would have been based on a rate equal to the one-month LIBOR. As of December 31, 2022, the Company had not borrowed against its line of credit, and therefore, did not elect to apply ASU 2020-04 as of or for the quarterly period then ended.

3.	SEGMENT INFORMATION AND GEOGRAPHIC DATA

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making operating decisions and assessing performance as the source of the Company’s operating and reportable segments.

The Company manages its business through two operating and reportable segments based on its distribution channels to sell its product lines, loose jewels and finished jewelry: its “Online Channels” segment, which consists of e-commerce outlets including charlesandcolvard.com, moissaniteoutlet.com, third-party online marketplaces, drop-ship retail, and other pure-play, exclusively e-commerce outlets; and its “Traditional” segment, which consists of wholesale and retail customers, including its own Charles & Colvard Signature Showroom. The accounting policies of the Online Channels segment and Traditional segment are the same as those described in Note 2, “Basis of Presentation and Significant Accounting Policies” of this Quarterly Report on Form 10-Q and in the Notes to the Consolidated Financial Statements in the 2022 Annual Report.

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

Summary financial information by reportable segment is as follows:

	Three Months Ended December 31, 2022
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$7,123,440	$1,312,768	$8,436,208
Loose jewels	722,388	1,207,526	1,929,914
Total	$7,845,828	$2,520,294	$10,366,122

Product line cost of goods sold
Finished jewelry	$3,446,197	$739,134	$4,185,331
Loose jewels	263,285	607,965	871,250
Total	$3,709,482	$1,347,099	$5,056,581

Product line gross profit
Finished jewelry	$3,677,243	$573,634	$4,250,877
Loose jewels	459,103	599,561	1,058,664
Total	$4,136,346	$1,173,195	$5,309,541

Operating loss	$(346,102)	$(887,190)	$(1,233,292)

Depreciation and amortization	$56,505	$114,684	$171,189

Capital expenditures	$22,620	$164,263	$186,883

	Three Months Ended December 31, 2021
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$8,452,535	$2,086,631	$10,539,166
Loose jewels	871,119	2,342,850	3,213,969
Total	$9,323,654	$4,429,481	$13,753,135

Product line cost of goods sold
Finished jewelry	$3,432,950	$1,271,026	$4,703,976
Loose jewels	333,785	1,100,780	1,434,565
Total	$3,766,735	$2,371,806	$6,138,541

Product line gross profit
Finished jewelry	$5,019,585	$815,605	$5,835,190
Loose jewels	537,334	1,242,070	1,779,404
Total	$5,556,919	$2,057,675	$7,614,594

Operating income	$1,432,727	$17,868	$1,450,595

Depreciation and amortization	$53,470	$60,528	$113,998

Capital expenditures	$27,040	$350,545	$377,585

	Six Months Ended December 31, 2022
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$11,527,029	$2,449,585	$13,976,614
Loose jewels	1,171,285	2,592,305	3,763,590
Total	$12,698,314	$5,041,890	$17,740,204

Product line cost of goods sold
Finished jewelry	$5,416,308	$1,375,723	$6,792,031
Loose jewels	425,984	1,270,889	1,696,873
Total	$5,842,292	$2,646,612	$8,488,904

Product line gross profit
Finished jewelry	$6,110,721	$1,073,862	$7,184,583
Loose jewels	745,301	1,321,416	2,066,717
Total	$6,856,022	$2,395,278	$9,251,300

Operating loss	$(955,647)	$(1,510,995)	$(2,466,642)

Depreciation and amortization	$119,892	$189,008	$308,900

Capital expenditures	$159,608	$457,675	$617,283

	Six Months Ended December 31, 2021
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$12,939,493	$3,285,960	$16,225,453
Loose jewels	1,753,966	6,054,027	7,807,993
Total	$14,693,459	$9,339,987	$24,033,446

Product line cost of goods sold
Finished jewelry	$5,144,174	$1,894,285	$7,038,459
Loose jewels	647,890	2,846,121	3,494,011
Total	$5,792,064	$4,740,406	$10,532,470

Product line gross profit
Finished jewelry	$7,795,319	$1,391,675	$9,186,994
Loose jewels	1,106,076	3,207,906	4,313,982
Total	$8,901,395	$4,599,581	$13,500,976

Operating income	$1,754,398	$645,530	$2,399,928

Depreciation and amortization	$121,172	$117,038	$238,210

Capital expenditures	$86,300	$689,405	$775,705

The Company does not allocate any assets to the reportable segments, and, therefore, no asset information is reported to the chief operating decision maker or disclosed in the financial information for each segment.

A reconciliation of the Company’s product line cost of goods sold to cost of goods sold as reported in the condensed consolidated financial statements is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Product line cost of goods sold	$5,056,581	$6,138,541	$8,488,904	$10,532,470
Non-capitalized manufacturing and production control expenses	686,834	416,828	1,063,887	759,229
Freight out	358,617	465,207	634,354	682,712
Inventory write-downs	-	-	119,000	232,000
Other inventory adjustments	(30,257)	13,370	(148,360)	(155,915)
Cost of goods sold	$6,071,775	$7,033,946	$10,157,785	$12,050,496

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

The following presents net sales by geographic area:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Net sales
United States	$9,989,702	$13,021,717	$17,085,074	$22,846,447
International	376,420	731,418	655,130	1,186,999
Total	$10,366,122	$13,753,135	$17,740,204	$24,033,446

4.	FAIR VALUE MEASUREMENTS

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

The Company evaluates assets and liabilities subject to fair value measurements on a recurring and non-recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by management of the Company. The financial instruments identified as subject to fair value measurements on a recurring basis are cash and cash equivalents, notes receivable, trade accounts receivable, and trade accounts payable. All financial instruments are reflected in the condensed consolidated balance sheets at carrying value, which approximates fair value due to the nature of these financial instruments. Assets that are measured at fair value on a non-recurring basis include property and equipment, leasehold improvements, and intangible assets comprising patents, license rights, and trademarks. These items are recognized at fair value when they are considered to be impaired.  For the three and six months ended December 31, 2022 and 2021, no impairment was recorded.

5.	INVENTORIES

The Company’s total inventories, net of reserves, consisted of the following as of the dates presented:

	December 31, 2022	June 30, 2022
Finished jewelry:
Raw materials	$1,427,479	$1,697,361
Work-in-process	758,703	1,260,728
Finished goods	14,160,399	12,100,910
Finished goods on consignment	2,417,645	2,135,856
Total finished jewelry	$18,764,226	$17,194,855
Loose jewels:
Raw materials	$1,455,749	$1,985,355
Work-in-process	8,720,482	8,485,713
Finished goods	5,473,592	5,454,266
Finished goods on consignment	260,271	303,491
Total loose jewels	15,910,094	16,228,825
Total supplies inventory	320,727	89,120
Total inventory	$34,995,047	$33,512,800

As of the dates presented, the Company’s total inventories, net of reserves, are classified as follows:

	December 31, 2022	June 30, 2022
Short-term portion	$13,091,953	$11,024,276
Long-term portion	21,903,094	22,488,524
Total	$34,995,047	$33,512,800

The Company’s work-in-process inventories include raw SiC crystals on which processing costs, such as labor and sawing, have been incurred; and components, such as metal castings and finished goods set with moissanite jewels, that have been issued to jobs in the manufacture of finished jewelry. The Company’s moissanite jewel manufacturing process involves the production of intermediary shapes, called “preforms,” that vary depending upon the expected size and shape of the finished jewel. To maximize manufacturing efficiencies, preforms may be made in advance of current finished inventory needs but remain in work-in-process inventories. As of December 31, 2022 and June 30, 2022, work-in-process inventories issued to active production jobs approximated $1.37 million and $2.76 million, respectively.

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

On March 5, 2021, the Company entered into a $250,000 convertible promissory note agreement (the “Convertible Promissory Note”), with an unrelated third-party strategic marketing partner. The Convertible Promissory Note is unsecured and was scheduled originally to mature on March 5, 2022. In February 2022, the Company entered into an amendment to the Convertible Promissory Note that was effective as of December 9, 2021 and changed the maturity date to September 30, 2022. Effective September 26, 2022, the Company further amended the Convertible Promissory Note (the “September 2022 Amendment”) and changed the maturity date to June 20, 2024 (the “Maturity Date”). Prior to the September 2022 Amendment, the Company accounted for the Convertible Promissory Note as a current note receivable within the accompanying condensed consolidated financial statements. However, in accordance with the terms of the September 2022 Amendment, the note receivable is classified as a noncurrent note receivable within the accompanying condensed consolidated financial statements as of December 31, 2022.

Interest is accrued at a simple rate of 0.14% per annum and will continue to accrue until the Convertible Promissory Note is converted in accordance with the conversion privileges contained within the Convertible Promissory Note or is repaid. Principal outstanding during an event of default accrues interest at the rate of 5% per annum. Prior to the September 2022 Amendment, accrued and unpaid interest on the Convertible Promissory Note was classified as a current asset and included in prepaid expenses and other assets in the accompanying condensed consolidated financial statements. In accordance with the terms of the September 2022 Amendment, accrued and unpaid interest on the Convertible Promissory Note is classified as a noncurrent asset and included in other noncurrent assets in the accompanying condensed consolidated financial statements as of December 31, 2022.

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

7.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities, current, consist of the following as of the dates presented:

	December 31, 2022	June 30, 2022
Accrued compensation and related benefits	$453,917	$614,443
Deferred revenue	469,157	452,866
Accrued sales taxes and franchise taxes	266,773	341,706
Accrued cooperative advertising	208,330	137,467
Other accrued expenses	1	1
Total accrued expenses and other liabilities	$1,398,178	$1,546,483

8.	INCOME TAXES

For both the three and six months ended December 31, 2022, the Company’s average effective tax rate was 20.46% which consisted of the federal income tax rate of 21.00% and a blended state income tax rate benefit of 0.54%, net of the federal benefit. For both the three and six months ended December 31, 2021, the Company’s statutory tax rate was 22.24% which consisted of the federal income tax rate of 21% and a blended state income tax rate of 1.24%, net of the federal benefit. The Company’s effective income tax rate reflects the effect of federal and state income taxes on earnings and the impact of differences in book and tax accounting arising primarily from the permanent tax benefits associated with stock-based compensation transactions during the quarter. For the six months ended December 31, 2022 and 2021, the Company’s effective tax rate was 18.37% and 16.92%, respectively.

The Company recognized a net income tax benefit of approximately $132,000 and $435,000 for the three and six months ended December 31, 2022, respectively, compared with a net income tax expense of approximately $283,000 and $406,000 for the three and six months ended December 31, 2021, respectively.

As of each reporting date, management considers new evidence, both positive and negative, that could impact the Company’s view with regard to future realization of deferred tax assets. As of December 31, 2022, management determined that the Company’s expectations of future taxable income in upcoming tax years, including estimated growth rates applied to future expected taxable income that includes significant management estimates and assumptions, would continue to be sufficient to result in full utilization of the Company’s remaining federal net operating loss carryforwards and certain of the deferred tax assets prior to any statutory expiration. As a result, management determined that sufficient positive evidence existed as of December 31, 2022, to conclude that it is more likely than not deferred tax assets of approximately $6.29 million remain realizable. Conversely, management further determined that sufficient negative evidence continued to exist to conclude it was uncertain that the Company would have sufficient future taxable income to utilize certain of its deferred tax assets. Therefore, management continued to maintain a valuation allowance against the Company’s deferred tax assets relating to certain state net operating loss carryforwards from its e-commerce subsidiary due to the timing uncertainty of when it will generate positive taxable income to utilize the associated deferred tax assets. In addition, a valuation allowance remains against certain deferred tax assets relating to operating loss carryforwards relating to the Company’s dormant subsidiary located in Hong Kong.

9.	COMMITMENTS AND CONTINGENCIES

Lease Arrangements

On December 9, 2013, the Company entered into a Lease Agreement, as amended on December 23, 2013, April 15, 2014, and January 29, 2021 (the “Lease Agreement”), for its corporate headquarters, which occupies approximately 36,350 square feet of office, storage and light manufacturing space and is classified as an operating lease for financial reporting purposes. The expiration date of the base term of the Lease Agreement is October 31, 2026 and the terms of the Lease Agreement contain no early termination provisions. Provided there is no outstanding uncured event of default under the Lease Agreement, the Company has an option to extend the lease term for a period of five years. The Company’s option to extend the term of the Lease Agreement must be exercised in writing on or before 270 days prior to expiration of the then-current term. If the option is exercised, the monthly minimum rent for each of the extended terms will be adjusted to the then prevailing fair market rate.

The Company took possession of the leased property on May 23, 2014, once certain improvements to the leased space were completed and did not have access to the property before this date. Upon execution of the third amendment to the Lease Agreement (the “Lease Amendment”) on January 29, 2021, the Lease Amendment included a rent abatement in the amount of approximately $214,000, which is reflected in the rent payments used in the calculation of the right-of-use (“ROU”) asset and lease liability once remeasured upon the execution of the Lease Amendment to extend the lease term. The Lease Amendment also included an allowance for leasehold improvements offered by the landlord in an amount not to exceed approximately $545,000. As of the quarter ended December 31, 2022, the Company has been reimbursed approximately $506,000 by the landlord for qualified leasehold improvements in accordance with the terms of the Lease Amendment. This reimbursement by the landlord reduced the remaining ROU asset by the same amount and is being recognized prospectively over the remaining term of the lease.

The Company has no other material operating leases and is not party to leases that would qualify for classification as a finance lease, variable lease, or short-term lease.

As of December 31, 2022, the Company’s balance sheet classifications of its leases are as follows:

Operating Leases:
Noncurrent operating lease ROU assets	$2,488,052

Current operating lease liabilities	$868,269
Noncurrent operating lease liabilities	2,453,994
Total operating lease liabilities	$3,322,263

The Company’s total operating lease cost was approximately $175,000 and $214,000 for the three months ended December 31, 2022 and 2021, respectively. The Company’s total operating lease cost was approximately $349,000 and $413,000 for the six months ended December 31, 2022 and 2021, respectively.

As of December 31, 2022, the Company’s estimated incremental borrowing rate used and assumed discount rate with respect to operating leases was 2.81% and the remaining operating lease term was 3.83 years.

As of December 31, 2022, the Company’s remaining future payments under operating leases for each fiscal year ending June 30 are as follows:

2023	$438,785
2024	893,660
2025	918,236
2026	943,487
2027	317,327
Total lease payments	3,511,495
Less: imputed interest	189,232
Present value of lease payments	3,322,263
Less: current lease obligations	868,269
Total long-term lease obligations	$2,453,994

The Company makes cash payments for amounts included in the measurement of its lease liabilities. During the three months ended December 31, 2022 and 2021, cash paid for operating leases was approximately $235,000 and $8,000, respectively. During the six months ended December 31, 2022 and 2021, cash paid for operating leases was approximately $466,000 and $170,000, respectively.

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

The Company’s total purchase commitment under the Supply Agreement, as amended, until June 2025 is approximately $52.95 million, of which approximately $24.75 million remains to be purchased as of December 31, 2022. Over the life of the Supply Agreement, as amended, the Company’s future minimum annual purchase commitments of SiC crystals range from approximately $4.00 million to $10.00 million each year.

During the six months ended December 31, 2022 and 2021, the Company purchased approximately $1.80 million and $3.00 million, respectively, of SiC crystals from Wolfspeed pursuant to the terms of the Supply Agreement, as amended.

Inflation

Heightened levels of inflation and the potential worsening of macro-economic conditions present a risk for the Company, its suppliers, and the stability of the broader retail and e-commerce industry. During the first six months of the Company’s fiscal year ending June 30, 2023 (“Fiscal 2023”), the Company has experienced impacts to its labor and overhead rates and suppliers have signaled inflation related cost pressures, which is expected to flow through to the Company’s costs and pricing. While the Company has seen some impact from inflation on its financial results in the first six months of Fiscal 2023, if inflation remains at current levels for an extended period, or increases, and the Company is unable to successfully mitigate the impact, the Company’s costs are likely to continue to increase, resulting in further pressure on its revenues, margins, and cash flows. In addition, inflation and the increases in the cost of borrowing from rising interest rates could constrain the overall purchasing power of the Company’s customers for its products and services, in particular in the near term to the extent inflation assumptions are less than current inflationary pressures.

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

As of December 31, 2022, the Company had not borrowed against the JPMorgan Chase Credit Facility and had no outstanding debt as of the period then ended.

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

During the six-month period ended December 31, 2022, the Company repurchased 358,116 shares of the Company’s common stock for an aggregate price of $451,815 pursuant to the repurchase authorization. The Company repurchased no shares of the Company’s common stock during the three-month period ended December 31, 2022.

Dividends

The Company has paid no cash dividends during the current fiscal year through December 31, 2022.

Stock-Based Compensation

The following table summarizes the components of the Company’s stock-based compensation included in net income for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Employee stock options	$49,704	$57,448	$122,202	$127,014
Restricted stock awards	28,789	141,556	52,523	351,397
Totals	$78,493	$199,004	$174,725	$478,411

No stock-based compensation was capitalized as a cost of inventory during the three and six months ended December 31, 2022 and 2021.

Stock Options

The following is a summary of the stock option activity for the six months ended December 31, 2022:

	Shares	Weighted Average Exercise Price
Outstanding, June 30, 2022	1,658,803	$1.32
Granted	270,787	$1.02
Forfeited	(19,336)	$2.00
Expired	(2,664)	$0.98
Outstanding, December 31, 2022	1,907,590	$1.27

The weighted average grant date fair value of stock options granted during the six months ended December 31, 2022 and 2021 was approximately $0.59 and $1.53, respectively. The total fair value of stock options that vested during the six months ended December 31, 2022 and 2021 was approximately $176,000 and $166,000, respectively.

The following table summarizes information about stock options outstanding at December 31, 2022:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Balance as of December 31, 2022	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of December 31, 2022	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of December 31, 2022	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
1,907,590	6.86	$1.27	1,392,768	5.97	$1.21	1,854,215	6.80	$1.26

As of December 31, 2022, the unrecognized stock-based compensation expense related to unvested stock options was approximately $322,000, which is expected to be recognized over a weighted average period of approximately 20 months.

The aggregate intrinsic value of stock options outstanding, exercisable, and vested or expected to vest at December 31, 2022 and 2021 was approximately $57,000 and $3.04 million, respectively. These amounts are before applicable income taxes and represent the closing market price of the Company’s common stock at December 31, 2022 less the grant price, multiplied by the number of stock options that had a grant price that is less than the closing market price. These values represent the amount that would have been received by the optionees had these stock options been exercised on that date. During the six months ended December 31, 2021, the aggregate intrinsic value of stock options exercised was approximately $717,000. During the six months ended December 31, 2021, the total estimated tax benefit associated with certain stock options that were exercised was approximately $76,000. No stock options were exercised during the six-month period ended December 31, 2022.

Restricted Stock

The following is a summary of the restricted stock activity for the six months ended December 31, 2022:

	Shares	Weighted Average Grant Date Fair Value
Unvested, June 30, 2022	178,750	$2.75
Granted	178,750	$0.97
Vested	(134,063)	2.75
Cancelled	(44,687)	$2.75
Unvested, December 31, 2022	178,750	$0.97

The unvested restricted shares as of December 31, 2022 are all performance-based restricted shares that are scheduled to vest, subject to achievement of the underlying performance goals, in July 2023. As of December 31, 2022, the estimated unrecognized stock-based compensation expense related to unvested restricted shares subject to achievement of performance goals was approximately $144,000, all of which is expected to be recognized over a weighted average period of approximately seven months.

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

The following table reconciles the differences between the basic and diluted net (loss) income per share presentations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Numerator:
Net (loss)income	$(1,041,781)	$1,167,612	$(1,931,973)	$1,994,637

Denominator:
Weighted average common shares outstanding:
Basic	30,344,954	30,287,677	30,408,018	30,159,543
Effect of dilutive securities	-	1,027,811	-	1,078,405
Diluted	30,344,954	31,315,488	30,408,018	31,237,948

Net (loss) income per common share:
Basic	$(0.03)	$0.04	$(0.06)	$0.07
Diluted	$(0.03)	$0.04	$(0.06)	$0.06

For the three and six months ended December 31, 2022, stock options to purchase approximately 1.91 million shares were excluded from the computation of diluted net loss per common share because the effect of inclusion of such amounts would be anti-dilutive to net loss per common share. For the three and six months ended December 31, 2021 stock options to purchase approximately 836,000 and 786,000 shares, respectively, were excluded from the computation of diluted net income per common share for each period presented herein. These shares were excluded from the computation of diluted net income per common share because the exercise price of the stock options for the period presented herein was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to net income per common share. Approximately 179,000 shares of unvested restricted stock are excluded from the computation of basic net (loss) income and diluted net (loss) income per common share as of December 31, 2022 and 2021, respectively, because the shares are performance-based and the underlying conditions had not been met as of the periods presented herein.

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

The following is a summary of customers that represent 10% or more of total gross accounts receivable as of the dates presented:

	December 31, 2022		June 30, 2022
Customer A	20%		20%
Customer B	20%		** %
Customer C	*	%	29%
Customer D	*	%	13%

*	Customer C and Customer D did not have individual balances that represented 10% or more of total gross accounts receivable as of December 31, 2022.

**	Customer B did not have individual balances that represented 10% or more of total gross accounts receivable as of June 30, 2022.

A significant portion of sales is derived from certain customer relationships. The following is a summary of customers that represent 10% or more of total net sales for the periods presented:

	Three Months Ended December 31,				Six Months Ended December 31,
	2022		2021		2022		2021
Customer A		12%		16%		14%	15%
Customer C	*	%	*	%	*	%	11%

*	Customer C did not have net sales that represented 10% or more of total net sales for the three months ended December 31, 2022 and 2021 and the six months ended December 31, 2022.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We sell loose moissanite jewels, lab grown diamonds, and finished jewelry set with these gems through two operating segments: our Online Channels segment, which encompasses our digital properties components, comprised of our charlesandcolvard.com and moissaniteoutlet.com websites, e-commerce outlets, including marketplaces, drop-ship customers, and other pure-play, exclusively e-commerce customers; and our Traditional segment, which consists of domestic and international distributors and retail customers, including end-consumers through our first Charles & Colvard Signature Showroom, which opened in October 2022. We report segment information based on the “management” approach. This segment reporting approach designates the internal reporting used by management for making operating decisions and assessing performance as the source of our operating and reportable segments.

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

Fiscal 2023 Financial Outlook

Our strategic goals for the fiscal year ending June 30, 2023, or Fiscal 2023, are centered on continuing to expand Charles & Colvard’s brand on a global scale and to increase the size of our business through top-line growth. As lab-created gemstones are being embraced by emerging generations, we believe our ability to establish moissanite and our lab grown diamonds along with the Charles & Colvard brand directly with conscious consumers is key to our future success and ability to fuel our growth. We plan to continue executing on our key Fiscal 2023 strategies with an ongoing commitment to spending judiciously and generating sustainable earnings improvement.

As we disclosed last quarter, in October 2022, we officially opened the first Charles & Colvard Signature Showroom located in our corporate headquarters in North Carolina’s Research Triangle Park. The opening of this new showroom provided local consumers in the Raleigh metropolitan area the ability to shop in person for our collections of fine luxury jewelry featuring moissanite and lab grown diamonds in time for the calendar year-end holiday season. During our fiscal quarter ended December 31, 2022, we took several steps to broaden available selections of finished jewelry, which features our exclusive brand of premium lab grown diamonds, with an expanded Couture Collection assortment of finished jewelry that showcases a combination of mixed cuts of our Caydia® lab grown diamonds and recycled precious metals featuring new designs of rings, earrings, and pendant styles that we believe is the future of Made, Not Mined™ fine jewelry. We believe this collection showcases a combination of mixed cut gemstones in single designs to create consumer interest. Also, during the second fiscal quarter, we expanded our Ouro Edition of fine jewelry to include Caydia® lab grown diamond fashion pieces. The Ouro Edition is our curation of polished recycled 14 karat gold jewelry pieces with a design focus on geometric shapes. We believe that Ouro – which is Portuguese for gold – will bring a fresh approach to our finished jewelry in modern dimensional styles in yellow gold to bring our fine luxury jewelry to the forefront of modern fashion. In addition, with the launch of our latest lab grown precious gemstones in color, which we announced last October, we are now offering a colorful new dimension of our Made, Not Mined™ fine jewelry repertoire featuring lab grown ruby, sapphire, and emerald gemstones. We further offered an expanded assortment of Caydia® lab grown diamonds to include higher total carat weight items adding finished jewelry featuring lab grown diamonds with total carat weights of up to and in some cases exceeding 4.0 carats. Previously, we focused primarily on smaller total carat weight items of finished jewelry featuring our Caydia® lab grown diamonds. Lastly, in December 2022, we expanded our bridal and engagement fine jewelry collections of styles featuring Forever One™ moissanite to continue to showcase and promote finished jewelry featuring our core product gemstone.

In early December 2022, we hosted a multiple-day private press event in New York City that included interviews with editors of numerous fashion and jewelry print and electronic media publications to showcase and promote our brand of fine jewelry. Throughout the fiscal quarter ended December 31, 2022, our finished jewelry products were featured in multiple national and local print and electronic media publications, such as InStyle, HuffPost, Forbes, AC Magazine, The Knot®, National Jeweler, WRAL, and the Triangle Business Journal. During the quarter, we also launched local print media public relations campaigns in Midtown Magazine and Raleigh Magazine to promote the opening of our Charles & Colvard Signature Showroom. Also in December, the popularity of our Made, Not Mined™ Caydia® lab grown diamonds was the subject of a proprietary news feature broadcast on Spectrum News Channel 1, which is a primary cable news channel network that is broadcast statewide throughout North Carolina. Lastly, and in conjunction with our community outreach programs, during the December year-end holiday season, we sponsored the 29th Annual Jingle Ball at the North Carolina Museum of Natural Science, which is hosted by Capital City Clauses, Inc., a federally registered 501(c)(3) nonprofit corporation whose mission is to enrich children’s lives in the Raleigh metropolitan area by providing toy gifting and basic needs to those who are underprivileged and in need during the Christmas holidays and beyond.

As evidenced by our results for the first six months of Fiscal 2023, domestic and global inflation and rising interest rates, coupled with ongoing fears of recession, continue to erode consumer confidence and present major challenges for the global retail and e-commerce industry. While American consumers spent more this holiday season to keep up with higher prices, consumer shopping lulls we experienced during the non-peak holiday weeks during the calendar year-end holiday season were deeper than we anticipated and we expect that consumers will continue to feel pressured financially, particularly during the first half of calendar year 2023. We are facing similar challenges to other retailers, including those in the e-commerce space, but particularly those in the luxury retail arena. At the same time, however, we believe these challenges are providing us the opportunity to continue reevaluating technologies and strategies that can help position us in a potentially more profitable position. We plan to continue to invest in our business and view current challenges as opportunities to help accelerate our growth trajectory and return to profitability.

Inflation

Heightened levels of inflation and the potential worsening of macro-economic conditions present a risk for us, our suppliers, and the stability of the broader retail and e-commerce industry. During the first six months of Fiscal 2023, we have experienced impacts to our labor and overhead rates and suppliers have signaled inflation related cost pressures, which will flow through to our costs and pricing. While we have seen some impact from inflation on our financial results in the first six months of Fiscal 2023, if inflation remains at current levels for an extended period, or increases, and we are unable to successfully mitigate the impact, our costs are likely to continue to increase, resulting in further pressure on our revenues, margins, and cash flows. In addition, inflation and the increases in the cost of borrowing from rising interest rates could constrain the overall purchasing power of our customers for our products and services, in particular in the near term to the extent inflation assumptions are less than current inflationary pressures. We remain committed to our ongoing efforts to increase the efficiency of our operations and improve the cost competitiveness and affordability of our products and services, which may, in part, offset cost increases and the adverse effects from inflation.

We discuss our strategic outlook, key strategies, and general economic and market conditions for Fiscal 2023 in Part I, Item 1, “Business” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in our 2022 Annual Report.

COVID-19

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

We have disclosed our critical accounting policies and estimates in our 2022 Annual Report, and that disclosure should be read in conjunction with this Quarterly Report on Form 10-Q. There have been no significant changes in our critical accounting policies and estimates during the first six months of Fiscal 2023.

Results of Operations

The following table sets forth certain consolidated statements of operations data for the three and six months ended December 31, 2022 and 2021:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Net sales	$10,366,122	$13,753,135	$17,740,204	$24,033,446
Costs and expenses:
Cost of goods sold	6,071,775	7,033,946	10,157,785	12,050,496
Sales and marketing	4,339,684	4,079,035	7,447,630	6,809,187
General and administrative	1,187,955	1,189,559	2,601,431	2,773,835
Total costs and expenses	11,599,414	12,302,540	20,206,846	21,633,518
(Loss) Income from operations	(1,233,292)	1,450,595	(2,466,642)	2,399,928
Other income (expense):
Interest income	59,574	490	99,776	845
Loss on foreign currency exchange	-	-	-	(34)
Total other income (expense), net	59,574	490	99,776	811
(Loss) Income before income taxes	(1,173,718)	1,451,085	(2,366,866)	2,400,739
Income tax benefit (expense)	131,937	(283,473)	434,893	(406,102)
Net (loss) income	$(1,041,781)	$1,167,612	$(1,931,973)	$1,994,637

Consolidated Net Sales

Consolidated net sales for the three and six months ended December 31, 2022 and 2021 comprise the following:

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2022	2021	Dollars	Percent	2022	2021	Dollars	Percent
Finished jewelry	$8,436,208	$10,539,166	$(2,102,958)	(20)%	$13,976,614	$16,225,453	$(2,248,839)	(14)%
Loose jewels	1,929,914	3,213,969	(1,284,055)	(40)%	3,763,590	7,807,993	(4,044,403)	(52)%
Total consolidated net sales	$10,366,122	$13,753,135	$(3,387,013)	(25)%	$17,740,204	$24,033,446	$(6,293,242)	(26)%

Consolidated net sales were $10.37 million for the three months ended December 31, 2022 compared to $13.75 million for the three months ended December 31, 2021, a decrease of approximately $3.39 million, or 25%.  Consolidated net sales were $17.74 million for the six months ended December 31, 2022 compared to $24.03 million for the six months ended December 31, 2021, a decrease of approximately $6.29 million, or 26%. We had lower net sales in both operating business segments during the three- and six-month periods ended December 31, 2022. Overall consumer confidence has continued to show signs of weakening due to general economic uncertainties, coupled with domestic and worldwide inflation, including recessionary fears, and rising interest rates. Notwithstanding the year-end 2022 holiday shopping season, these conditions have brought about lower consumer demand for our finished jewelry products, which resulted in lower net sales in our Online Channels segment during the three and six months ended December 31, 2022. These same general economic conditions also caused weakness in demand for moissanite jewels from our domestic distributors, which in turn resulted in lower loose jewel product net sales during the three- and six-month periods ended December 31, 2022 in our Traditional segment.

Sales of finished jewelry represented 81% and 79% of total consolidated net sales for the three and six months ended December 31, 2022, respectively, compared to 77% and 68%, respectively, of total consolidated net sales for the corresponding periods of the prior year. For the three months ended December 31, 2022, finished jewelry sales were $8.44 million compared to $10.54 million for the corresponding period of the prior year, a decrease of approximately $2.10 million, or 20%. For the six months ended December 31, 2022, finished jewelry sales were $13.98 million compared to $16.23 million for the corresponding period of the prior fiscal year, a decrease of approximately $2.25 million, or 14%. These decreases in finished jewelry sales for the three- and six-month periods ended December 31, 2022 were due to lower demand across all of our finished jewelry products as a result of adverse global and domestic general economic conditions.

Sales of loose jewels represented 19% and 21% of total consolidated net sales for the three and six months ended December 31, 2022, respectively, compared to 23% and 32%, respectively, of total consolidated net sales for the corresponding periods of the prior fiscal year. For the three months ended December 31, 2022, loose jewel sales were $1.93 million compared to $3.21 million for the corresponding period of the prior year, a decrease of $1.28 million, or 40%. For the six months ended December 31, 2022, loose jewel sales were $3.77 million compared to $7.81 million for the corresponding period of the prior fiscal year, a decrease of $4.04 million, or 52%. The decrease in loose jewel sales for the three- and six-month periods ended December 31, 2022 was principally due to lower sales of loose jewels through our distribution network in our Online Channels segment and Traditional segment, as a result of global and domestic general adverse macroeconomic conditions.

U.S. net sales accounted for approximately 96% of total consolidated net sales for each of the three- and six-month periods ended December 31, 2022, compared to 95% of total consolidated net sales for each of the corresponding periods of the prior year. U.S. net sales decreased to $9.99 million, or 23%, during the three months ended December 31, 2022 from the corresponding period of the prior fiscal year. U.S. net sales decreased to $17.09 million, or 25%, during the six months ended December 31, 2022 from the corresponding period of the prior year. U.S. net sales decreased during the three and six months ended December 31, 2022 primarily as a result of decreased sales to U.S. customers in both our Online Channels segment and Traditional segment for the same reasons outlined above.

Our largest U.S. customer during the three and six months ended December 31, 2022 accounted for 12% and 14% of total consolidated net sales during each respective period. This same customer was also our largest U.S. customer during the three and six months ended December 31, 2021 when this customer accounted for 16% and 15% of total consolidated net sales during each of the respective three- and six-month periods. Our second largest U.S. customer during the six months ended December 31, 2021, accounted for 11% of total consolidated net sales during the period then ended. Other than our U.S. customers noted above during the three- and six-month periods ended December 31, 2022 and 2021, we had no other customers with sales that represented 10% or more of total consolidated net sales for the periods then ended. We expect that we, along with our customers, will remain dependent on our ability to maintain and enhance our customer-related programs. A change in or loss of any of these customer or retailer relationships could have a material adverse effect on our results of operations.

International net sales accounted for approximately 4% of total consolidated net sales for each of the three- and six-month periods ended December 31, 2022, respectively, compared to 5% of total consolidated net sales for each of the corresponding periods of the prior year. International net sales decreased 49% and 45% during the three and six months ended December 31, 2022, respectively, from the corresponding periods of the prior fiscal year due to lower demand in our international distributor market due to shutdowns in the Asia Pacific region during the current period, coupled with the strength of the U.S. dollar against foreign currencies. In light of the effects of ongoing global economic conditions, we continue to evaluate these and other potential distributors in international markets to determine the best long-term partners. As a result, and in light of the impact from the ongoing worldwide pandemic and international trade challenges, we expect that our sales in these markets may fluctuate significantly each reporting period.

We did not have an international customer account for 10% or more of total consolidated sales during the three and six months ended December 31, 2022 or 2021. A portion of our international consolidated sales represents jewels sold internationally that may be re-imported to U.S. retailers.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the three and six months ended December 31, 2022 and 2021 are as follows:

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2022	2021	Dollars	Percent	2022	2021	Dollars	Percent
Product line cost of goods sold:
Finished jewelry	$4,185,331	$4,703,976	$(518,645)	(11)%	$6,792,031	$7,038,459	$(246,428)	(4)%
Loose jewels	871,250	1,434,565	(563,315)	(39)%	1,696,873	3,494,011	(1,797,138)	(51)%
Total product line cost of goods sold	5,056,581	6,138,541	(1,081,960)	(18)%	8,488,904	10,532,470	(2,043,566)	(19)%
Non-product line cost of goods sold	1,015,194	895,405	119,789	13%	1,668,881	1,518,026	150,855	10%
Total cost of goods sold	$6,071,775	$7,033,946	$(962,171)	(14)%	$10,157,785	$12,050,496	$(1,892,711)	(16)%

Total cost of goods sold was $6.07 million for the three months ended December 31, 2022 compared to $7.03 million for the three months ended December 31, 2021, a net decrease of approximately $962,000, or 14%. Total cost of goods sold was $10.16 million for the six months ended December 31, 2022 compared to $12.05 million for the six months ended December 31, 2021, a net decrease of approximately $1.89 million, or 16%. Product line cost of goods sold is defined as product cost of goods sold in each of our Online Channels segment and Traditional segment excluding non-capitalized expenses from our manufacturing and production control departments, comprising personnel costs, depreciation, rent, utilities, and corporate overhead allocations; freight out; inventory write-offs; and other inventory adjustments, comprising costs of quality issues, and damaged goods.

The decrease in total cost of goods sold for the three months ended December 31, 2022 compared to the same period in 2021 was primarily driven by decreased sales of finished jewelry and loose jewels during the three months ended December 31, 2022 in both our Online Channels segment and Traditional segment. We experienced lower demand in our Online Channels segment as a result of lower finished jewelry product demand during the quarter despite the calendar year-end 2022 holiday season where we saw consumer shopping lulls during the non-peak holiday shopping weeks that were deeper than we expected. Likewise, we experienced lower loose jewel product demand in our Traditional segment throughout the quarter.

The net increase in non-product line cost of goods sold for the three months ended December 31, 2022, comprises an approximate $270,000 increase in non-capitalized manufacturing production control expenses principally related to the timing of when work-in-process goods are received into inventory and overhead costs are allocated. This increase was partially offset by an approximate $107,000 decrease in freight out principally from decreased shipping volume during the three-month period and a $44,000 decrease in other inventory adjustments principally related to changes in production standard cost variances compared to those in the first three months of Fiscal 2022.

The decrease in total cost of goods sold for the six months ended December 31, 2022 compared to the same period in 2021 was also primarily driven by the decreased sales of finished goods and loose jewels during the six-months ended December 31, 2022 in both of our Online Channels segment and Traditional segment. We experienced lower demand in our Online Channels segment as a result of lower finished jewelry product demand during the six-month-period despite the calendar year-end 2022 holiday season and likewise saw lower loose jewel product demand in our Traditional segment throughout the six-month period.

The net increase in non-product line cost of goods sold for the six months ended December 31, 2022, comprises an approximate $305,000 increase in non-capitalized manufacturing production control expenses principally related to the timing of when work-in-process goods are received into inventory and overhead costs are allocated and an approximate $8,000 increase in other inventory adjustments principally related to changes in production standard cost variances compared to those in the first six months of Fiscal 2022. These increases were partially offset by an approximate $113,000 decrease in inventory write-offs in the first six months of the Fiscal 2022, compared to those in the comparable prior year period, and an approximate $48,000 decrease in freight out principally from decreased shipping volume during the six-month period.

For additional disclosure relating to non-product line cost of goods sold, see Note 3 to our condensed consolidated financial statements in Item 1, “Financial Statements”, of this Quarterly Report on Form 10-Q.

Sales and Marketing

Sales and marketing expenses for the three and six months ended December 31, 2022 and 2021 are as follows:

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2022	2021	Dollars	Percent	2022	2021	Dollars	Percent
Sales and marketing	$4,339,684	$4,079,035	$260,649	6%	$7,447,630	$6,809,187	$638,443	9%

Sales and marketing expenses were $4.34 million for the three months ended December 31, 2022 compared to $4.08 million for the three months ended December 31, 2021, an increase of approximately $261,000, or 6%. Sales and marketing expenses were $7.45 million for the six months ended December 31, 2022 compared to $6.81 million for the six months ended December 31, 2021, an increase of approximately $638,000, or 9%.

The increase in sales and marketing expenses for the three months ended December 31, 2022 compared to the same period in 2021 was primarily due to an $85,000 increase in compensation expenses; an $81,000 increase in general business taxes; a $31,000 increase in software-related costs incurred primarily in connection with new software-related agreements associated with upgraded sales-related operating systems; a $26,000 increase in bank fees expenses, which are principally related to higher credit card transaction and payment platform fees; a $24,000 increase in professional services principally comprising consulting services for marketing support in the current year period; an $8,000 increase in telephone-related communications expenses; a $6,000 increase in depreciation and amortization expense principally related to new sales-related systems hardware and software; a $6,000 increase in charitable contributions; a $2,000 increase in insurance expense related to increased premiums; a $2,000 increase in travel expenses; and a $5,000 net increase in general office-related expenses. These increases were offset partially by a $15,000 net decrease in advertising and digital marketing expenses.

The net decrease in advertising and digital marketing expenses for the three months ended December 31, 2022 compared to the same period in 2021 was primarily due to a $172,000 decrease in cooperative advertising in connection with lower sales from a retail customer with whom we have a cooperative advertising arrangement that is based on sales volume; a $29,000 decrease in brand awareness marketing campaign expenditures in the current year period; and an $11,000 decrease in print media expenses. These decreases were offset partially by a $178,000 increase in digital advertising spend and a $19,000 increase in outside agency fees.

Compensation expenses for the three months ended December 31, 2022 compared to the same period in 2021 increased primarily due to a $121,000 increase in salaries, commissions, and related employee benefits in the aggregate. This increase was partially offset by a $31,000 decrease in bonus expense and a $5,000 decrease in employee stock-based compensation expense.

The increase in sales and marketing expenses for the six months ended December 31, 2022 compared to the same period in 2021 was primarily due to a $165,000 increase in compensation expenses; a $147,000 increase in advertising and digital marketing expenses; a $118,000 increase in general business taxes; an $81,000 increase in professional services principally comprising consulting services for marketing support in the current year period; a $66,000 increase in bank fees expenses, which are principally related to higher credit card transaction and payment platform fees; a $28,000 increase in software-related costs incurred primarily in connection with new software-related agreements associated with upgraded sales-related operating systems; a $15,000 increase in charitable contributions; a $9,000 increase in telephone-related communications expenses; a $7,000 increase in employee-related recruiting and search fees for new hires; and a $7,000 increase in depreciation and amortization expense principally related to new sales-related systems hardware and software. These increases were offset partially by a $3,000 decrease in travel expenses and a $2,000 net decrease in general office-related expenses.

Compensation expenses for the six months ended December 31, 2022 compared to the same period in 2021 increased primarily as a result of a $198,000 increase in salaries, commissions, and related employee benefits in the aggregate. This increase was partially offset by a $21,000 decrease in employee stock-based compensation expense and a $12,000 decrease in bonus expense.

The increase in advertising and digital marketing expenses for the six months ended December 31, 2022 compared to the same period in 2021 comprises a $272,000 increase in digital advertising spend; an $81,000 increase in brand awareness marketing campaign expenditures in the current year period; and a $40,000 increase in outside agency fees. These increases were offset partially by a $127,000 decrease in expenses relating to our participation in the 2021 JCK Trade Show held in the prior year period for which we did not host a booth in the 2022 JCK Trade show held during the current year period; a $94,000 decrease in cooperative advertising; and a $25,000 decrease in print media expenses.

General and Administrative

General and administrative expenses for the three and six months ended December 31, 2022 and 2021 are as follows:

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2022	2021	Dollars	Percent	2022	2021	Dollars	Percent
General and administrative	$1,187,955	$1,189,559	$(1,604)	(0)%	$2,601,431	$2,773,835	$(172,404)	(6)%

General and administrative expenses were $1.19 million for the three months ended December 31, 2022 compared to $1.19 million for the three months ended December 31, 2021, a decrease of approximately $2,000, or less than 1%. General and administrative expenses were $2.60 million for the six months ended December 31, 2022 compared to $2.77 million for the six months ended December 31, 2021, a decrease of approximately $172,000, or 6%.

The decrease in general and administrative expenses for the three months ended December 31, 2022 compared to the same period in 2021 was primarily due to a $55,000 decrease in bank fees resulting from the revised fee structure associated with different banking arrangements in place in the current period versus those in the year ago quarter; a $35,000 decrease in general business taxes and licenses; a $25,000 decrease in compensation expenses; a $22,000 decrease in employee-related recruiting and search fees for new hires; a $20,000 decrease in bad debt expense associated with our allowance for doubtful accounts reserve policy; and a $6,000 net decrease in miscellaneous other general and administrative expenses. These decreases were partially offset by a $55,000 increase in depreciation and amortization expense related to general office leasehold improvements associated with the lease on our corporate headquarters and business expansion related to the opening of our new Charles & Colvard Signature Showroom also located in our headquarters campus; a $50,000 increase in travel and expense-related expenditures as we returned to more traditional business travel patterns; a $30,000 increase in professional services; a $12,000 increase in insurance expense, principally related to increased premiums; a $9,000 increase in software-related costs; and a $5,000 increase in rent expense, primarily related to our corporate headquarters operating lease.

The decrease in compensation expenses for the three months ended December 31, 2022 compared to the same period in 2021 was primarily due to a $106,000 decrease in employee stock-based compensation expense; and a $14,000 decrease in bonus expense. These decreases were partially offset by a $95,000 net increase in salaries and related employee benefits.

Professional services fees increased for the three months ended December 31, 2022 compared to the same period in 2021 primarily due to a $20,000 increase in fees associated with audit and tax services; a $19,000 increase in legal fees associated with corporate governance matters; and a $6,000 increase in broker commissions related to our stock repurchase program. These increases were partially offset by a $15,000 decrease in investor relations fees.

The decrease in general and administrative expenses for the six months ended December 31, 2022 compared to the same period in 2021 was primarily due to a $249,000 decrease in compensation expenses; a $126,000 decrease in bank fees resulting from the revised fee structure associated with different banking arrangements in place in the current period versus those in the year ago period; a $52,000 decrease in bad debt expense associated with our allowance for doubtful accounts reserve policy; and a $24,000 decrease in employee-related recruiting and search fees for new hires. These decreases were partially offset by a $92,000 increase in general business taxes and licenses; a $69,000 increase in depreciation and amortization expense related to general office leasehold improvements associated with the lease on our corporate headquarters and business expansion related to the opening of our new Charles & Colvard Signature Showroom also located in our headquarters campus; a $65,000 increase in travel and expense related expenditures as we returned to more traditional business travel patterns; a $17,000 increase in software-related costs; a $16,000 increase in professional services; a $15,000 increase in insurance expense, principally related to increased premiums; a $2,000 increase in rent expense, primarily related to our corporate headquarters operating lease; and a $3,000 net increase in miscellaneous other general and administrative expenses.

Compensation expenses decreased for the six months ended December 31, 2022 compared to the same period in 2021 principally due to a $274,000 decrease in employee stock-based compensation expense; and a $168,000 decrease in bonus expense. These decreases were partially offset by a $193,000 net increase in salaries and related employee benefits.

Professional services fees increased for the six months ended December 31, 2022 compared to the same period in 2021 primarily due to a $25,000 increase in broker commissions primarily related to our stock repurchase program and a $19,000 increase in fees associated with audit and tax services. These increases were partially offset by a  $24,000 decrease in investor relations fees and a $4,000 decrease in legal fees associated with corporate governance matters.

Interest Income

Interest income for the three and six months ended December 31, 2022 and 2021 is as follows:

	Three Months Ended December 31,		Change			Six Months Ended December 31,		Change
	2022	2021	Dollars	Percent		2022	2021	Dollars	Percent
Interest income	$59,574	$490	$59,084	*	%	$99,776	$845	$98,931	*	%

* Not meaningful

Certain cash balances in excess of operating needs are deposited into and maintained in an interest-bearing account with a federally insured commercial bank. Accordingly, during the three- and six-month periods ended December 31, 2022 and 2021, we earned interest from cash on deposit in this interest-bearing account. The increase in earned interest for the three and six months ended December 31, 2022 reflects movement of invested funds into a higher-yield money market fund in late Fiscal 2022, coupled with the overall increase in interest rates during the first six months of Fiscal 2023 compared with the same period in Fiscal 2022.

Loss on Foreign Currency Exchange

Losses on foreign currency exchange related to foreign sales transacted in functional currencies other than the U.S. dollar for the three and six months ended December 31, 2022 and 2021 are as follows:

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2022	2021	Dollars	Percent	2022	2021	Dollars	Percent
Loss on foreign currency exchange	$-	$-	$-	-%	$-	$34	$(34)	(100)%

During the six months ended December 31, 2021, we had international sales transactions denominated in currencies other than the U.S. dollar that resulted in foreign currency exchange net losses. There were no such international sales transactions denominated in foreign currencies during the six-month period ended December 31, 2022.

Provision for Income Taxes

For each of the three and six months ended December 31, 2022, the Company’s average effective tax rate was 20.46% which consisted of the federal income tax rate of 21.00% and a blended state income tax rate benefit of 0.54%, net of the federal benefit. For each of the three and six months ended December 31, 2021, our statutory tax rate was 22.24% which consisted of the federal income tax rate of 21% and a blended state income tax rate of 1.24%, net of the federal benefit. Our effective income tax rate reflects the effect of federal and state income taxes on earnings and the impact of differences in book and tax accounting arising primarily from the permanent tax benefits associated with stock compensation transactions during the quarter. For the six months ended December 31, 2022 and 2021, our effective tax rate was 18.37% and 16.92%, respectively.

We recognized a net income tax expense of approximately $132,000 and $435,000 for the three and six months ended December 31, 2022, respectively, compared with a net income tax expense of approximately $283,000 and $406,000 for the three and six months ended December 31, 2021, respectively.

As of each reporting date, we consider new evidence, both positive and negative, that could impact our view with regard to future realization of deferred tax assets. As of December 31, 2022, we determined that our expectations of future taxable income in upcoming tax years, including estimated growth rates applied to future expected taxable income that includes significant management estimates and assumptions, would continue to be sufficient to result in full utilization of our remaining federal net operating loss carryforwards and certain of the deferred tax assets prior to any statutory expiration. As a result, we determined that sufficient positive evidence existed as of December 31, 2022, to conclude that it is more likely than not deferred tax assets of approximately $6.29 million remain realizable. Conversely, we further determined that sufficient negative evidence continued to exist to conclude it was uncertain that we would have sufficient future taxable income to utilize certain of our deferred tax assets. Therefore, we continued to maintain a valuation allowance against the deferred tax assets relating to certain state net operating loss carryforwards from our e-commerce subsidiary due to the timing uncertainty of when we will generate positive taxable income to utilize the associated deferred tax assets. In addition, a valuation allowance remains against certain deferred tax assets relating to operating loss carryforwards relating to our dormant subsidiary located in Hong Kong.

Liquidity and Capital Resources

Our business depends on consumer demand for our products and could be adversely impacted by unfavorable general economic conditions, declines in consumer confidence and consumer disposable income, rising energy and fuel prices, increasing freight costs, rising inflation rates, recession and fears of recession, consumer debt levels, increased interest rates, and higher tax rates. The full effect of these factors on the global and domestic economy remains uncertain. In addition, the full impact of the ongoing COVID-19 pandemic on our business remains uncertain as well at this time. Accordingly, we remain increasingly focused on the general macroeconomic conditions outlined herein as well as on the COVID-19 pandemic. We are continually evaluating their potential effect on our business and liquidity and capital resources.

Capital Structure and Long-Term Debt

Short-Term Liquidity and Capital Structure

The Consolidated Appropriations Act, 2021, provides that employers who received a Paycheck Protection Program, or PPP, loan may also qualify for the Employee Retention Credit, or ERC. Previously, pursuant to the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, taxpayers that received a PPP loan were not eligible for the ERC and this change is retroactive to March 27, 2020. We believe that we may qualify for certain employer-related tax benefits pursuant to the ERC and are currently working with an independent third-party tax credit firm to amend our applicable federal payroll tax returns for such benefit. Any benefit received in connection with available ERC credits will be recognized in the period such credits are received.

Long-Term Liquidity and Capital Structure

We have an effective shelf registration statement on Form S-3 on file with the SEC that allows us to periodically offer and sell, individually or in any combination, shares of common stock, shares of preferred stock, warrants to purchase shares of common stock or preferred stock, and units consisting of any combination of the foregoing types of securities, up to a total of $25.00 million, of which all is available. However, we may offer and sell no more than one-third of our public float (which is the aggregate market value of our outstanding common stock held by non-affiliates) in any 12-month period. Our ability to issue equity securities under the shelf registration statement is subject to market conditions, which may be in turn, subject to, among other things, the potential disruption and volatility that may be caused by ongoing macroeconomic effects of the COVID-19 pandemic. Any capital raise is not assured and may not be at terms that would be acceptable to us.

In addition, on December 19, 2022, we received a notification letter from Nasdaq’s Listing Qualifications Department indicating that we are not in compliance with applicable Nasdaq Listing Rules because the minimum bid price of our common stock on the Nasdaq Capital Market has closed below $1.00 per share for 30 consecutive business days. In accordance with further Nasdaq Listing Rules, we have 180 calendar days, or until June 19, 2023, to regain compliance with the minimum $1.00 bid price per share requirement. To regain compliance, any time before June 19, 2023, the bid price of our common stock must close at $1.00 per share or more for a minimum of 10 consecutive business days. Under certain circumstances, if we have not regained compliance at that time, we may be provided by Nasdaq with an additional 180 calendar day compliance period to regain compliance. While we intend to engage in efforts to regain compliance, and thus maintain our listing, there can be no assurance that we will be able to regain such compliance during the applicable time periods set forth above. If we fail to continue to meet all applicable listing requirements in the future and Nasdaq determines to delist our common stock, the delisting could substantially decrease trading in our common stock, adversely affect the market liquidity of our common stock, and adversely affect our ability to raise capital under the shelf registration statement, if at all.

Debt

We have no short- or long-term outstanding debt as of December 31, 2022.

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

During the six-month period ended December 31, 2022, we repurchased 358,116 shares of our common stock for an aggregate price of $451,815 pursuant to the repurchase authorization. We repurchased no shares of our common stock during the three-month period ended December 31, 2022.

Operating Activities and Cash Flows

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of December 31, 2022, our principal sources of liquidity were cash and cash equivalents of $11.96 million, trade accounts receivable of $2.09 million, and net current inventory of $13.09 million, as compared to cash and cash equivalents of $15.67 million, trade accounts receivable of $2.22 million, and net current inventory of $11.02 million as of June 30, 2022. We also had access during the six-month period ended December 31, 2022 to a $5.00 million cash collateralized line of credit facility, or the JPMorgan Chase Credit Facility, that we obtained effective July 9, 2021, as amended July 28, 2022, from JPMorgan Chase Bank, N.A., or JPMorgan Chase.

During the six months ended December 31, 2022, our working capital decreased by approximately $2.74 million to $26.32 million from $29.06 million at June 30, 2022. As described more fully below, the decrease in working capital at December 31, 2022 is primarily attributable to an increase in our accounts payable, a decrease in our accounts receivables, an increase in our short-term operating lease liabilities, the classification of the note receivable as noncurrent as of December 31, 2022 as compared to current as of June 30, 2022, and a net decrease in our cash, cash equivalents, and restricted cash. These factors were offset partially by a decrease in our accrued expenses and other liabilities, an increase in our allocation of inventory from long-term to short-term due to a higher expected sell through of inventory on hand in the upcoming period, and an increase in our prepaid expenses and other assets. Our cash used for investing activities were principally for construction-in-process expenditures related to our retail expansion program and the construction of our first Charles & Colvard Signature Showroom and other leasehold improvements in our corporate offices. Our cash used for financing activities was principally for our share repurchase program.

During the six months ended December 31, 2022, approximately $3.05 million of cash was used by our operations. The primary drivers of our use of cash were a net loss in the amount of approximately $1.93 million; an increase in inventory of $1.60 million to build inventory in preparation for the calendar year-end holiday season; a decrease in accrued expenses and other liabilities of $529,000; and an increase in accounts receivable of $293,000. These factors were offset partially by an increase in accounts payable of $460,000; a decrease in prepaid expenses and other assets of $247,000; and the favorable impact of approximately $595,000 of non-cash expenses.

Accounts receivable decreased principally due to the decreased level of sales on credit during the three months ended December 31, 2022, as compared with the sales during the period leading up to June 30, 2022. From time to time, we have offered extended Traditional segment customer payment terms beyond 90 days to certain credit-worthy customers. Because of the ongoing impact of the pandemic on the global economy, the extension of these terms may not immediately increase liquidity as a result of ongoing current-period sales, which we expect may continue to be pressured due to the effects of the ongoing pandemic. In addition, we believe our competitors and other vendors in the wholesale jewelry industry have expanded their use of extended payment terms and, in aggregate, we believe that, through our use of extended payment terms, we provide a competitive response in our market during the current global economic environment. We believe that we are unable to estimate the impact of these actions on our net sales, but we believe that if we ceased providing extended payment terms, we would be at a competitive disadvantage for some Traditional segment customers in the marketplace during this economic period and that our net sales and profits would likely be adversely impacted.

We manufactured approximately $8.77 million in finished jewelry and $4.89 million in loose jewels, which includes the cost of the loose jewels and the purchase of precious metals and labor in connection with jewelry production, during the six months ended December 31, 2022. We expect our purchases of precious metals and labor to increase as we increase our finished jewelry business. In addition, the price of gold has fluctuated significantly over the past decade, resulting in higher retail price points for gold jewelry. Because the market prices of gold and other precious metals are beyond our control, upward price trends could have a negative impact on our operating cash flow as we manufacture finished jewelry.

Historically, our raw material inventories of SiC crystals had been purchased under exclusive supply agreements with a limited number of suppliers. Because the supply agreements restricted the sale of these crystals exclusively to us, the suppliers negotiated minimum purchase commitments with us that, when combined with reduced sales levels during prior periods in which the purchase commitments were in effect, have resulted in levels of inventories that are higher than we might otherwise maintain. As of December 31, 2022 and June 30, 2022, $21.90 million and $22.49 million of our inventories were classified as long-term assets. Loose jewel sales and finished jewelry that we manufacture will utilize both the finished goods loose jewels currently on-hand and, as we deplete certain shapes and sizes, our on-hand raw material SiC crystals of $1.46 million and new raw material that we purchase pursuant to the Supply Agreement.

Our more detailed description of our inventories is included in Note 5 to our condensed consolidated financial statements in Part I, Item 1, “Financial Statements”, of this Quarterly Report on Form 10-Q.

As of December 31, 2022, all of our remaining federal income tax credits had expired or been utilized, and therefore, are not available to be carried forward to offset future income taxes. As of December 31, 2022, we also had a federal tax net operating loss carryforward of approximately $16.53 million expiring between 2034 and 2037, or that have no expiration, which can be used to offset against future federal taxable income; North Carolina tax net operating loss carryforwards of approximately $19.77 million expiring between 2023 and 2035; and various other state tax net operating loss carryforwards expiring between 2023 and 2040, which can be used to offset against future state taxable income.

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

As of December 31, 2022, we had not borrowed against the JPMorgan Chase Credit Facility.

Long-Term Capital Commitment

Contractual Agreement

On December 12, 2014, we entered into the Supply Agreement with Cree, Inc., now known as Wolfspeed, Inc., or Wolfspeed. Under the Supply Agreement, subject to certain terms and conditions, we agreed to exclusively purchase from Wolfspeed, and Wolfspeed agreed to exclusively supply, 100% of our required SiC materials in quarterly installments that must equal or exceed a set minimum order quantity. The initial term of the Supply Agreement was scheduled to expire on June 24, 2018, unless extended by the parties. Effective June 22, 2018, the Supply Agreement was amended to extend the expiration date to June 25, 2023. The Supply Agreement, as amended, also provides for the exclusive production of the raw materials used in our premium moissanite product, Forever One™ and provided us with one option, subject to certain conditions, to unilaterally extend the term of the Supply Agreement for an additional two-year period following the expiration of the initial term. In addition, the amendment to the Supply Agreement established a process by which Wolfspeed may begin producing alternate SiC material based on our specifications that will give us the flexibility to use the materials in a broader variety of our products, as well as to permit us to purchase certain amounts of SiC materials from third parties under limited conditions. On August 26, 2020, the Supply Agreement was further amended, effective June 30, 2020, to extend the expiration date to June 29, 2025, which may be further extended by mutual agreement of the parties. The Supply Agreement was also amended to, among other things, (i) spread our total purchase commitment under the Supply Agreement in the amount of approximately $52.95 million over the term of the Supply Agreement, as amended; (ii) establish a process by which Wolfspeed has agreed to accept purchase orders in excess of the agreed-upon minimum purchase commitment, subject to certain conditions; and (iii) permit us to purchase revised amounts of SiC materials from third parties under limited conditions. Our total purchase commitment under the Supply Agreement, as amended, until June 2025 is approximately $52.95 million, of which approximately $24.75 million remains to be purchased as of December 31, 2022.

During the six months ended December 31, 2022 and 2021, we purchased approximately $1.80 million and $3.00 million, respectively, of SiC crystals from Wolfspeed pursuant to the terms of the Supply Agreement, as amended. Going forward, we expect to use existing cash and cash equivalents and access to other working capital resources, including but not limited to the potential issuance of equity securities, together with future cash expected to be provided by our operating activities to make purchases in accordance with the terms of the Supply Agreement, as amended.

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

In connection with our short- and long-term capital resources, we have an effective shelf registration statement on Form S-3 on file with the SEC that allows us to periodically offer and sell, individually or in any combination, shares of common stock, shares of preferred stock, warrants to purchase shares of common stock or preferred stock, and units consisting of any combination of the foregoing types of securities, up to a total of $25.00 million, of which all is available. However, we may offer and sell no more than one-third of our public float (which is the aggregate market value of our outstanding common stock held by non-affiliates) in any 12-month period. As outlined above under the caption, Long-Term Liquidity and Capital Structure, our ability to issue equity securities under the shelf registration statement is subject to market conditions, which may be in turn, subject to, among other things, the potential disruption and volatility that may be caused by ongoing macroeconomic effects of the COVID-19 pandemic and the risks associated with the potential delisting of our common stock on the Nasdaq Capital Market if we fail to regain compliance with applicable Nasdaq Listing Rules within the periods of time described therein. Accordingly, any capital raise is not assured and these conditions may adversely affect our ability to raise capital under the shelf registration statement, if at all.

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

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. During the three months ended December 31, 2022, we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 1A.	Risk Factors

We discuss in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 and our Quarterly Reports on Form 10-Q for the quarter ended September 30, 2022 various risks that may materially affect our business. There have been no material changes to such risks, except as set forth below.

Our business and our results of operations could be materially adversely affected as a result of general economic and market conditions. Our business, including our sales volumes and overall profitability, depends on consumer demand for our products and could be adversely impacted further by unfavorable general economic conditions, declines in consumer confidence and consumer disposable income, rising energy and fuel prices, increasing freight costs, rising inflation rates, recession and fears of recession, consumer debt levels, increased interest rates, and higher tax rates. Our business could also be adversely impacted by possible disruptions in global financial markets, including severely diminished liquidity and credit availability, declines in economic growth, increased unemployment levels, and uncertainty about economic stability, including the increased risk of global trade tensions and geopolitical unrest such as the ongoing conflict between Russia and Ukraine, and domestic political and geopolitical instability. We are unable to predict the likely duration and severity of the effects of these disruptions in the financial markets and the adverse domestic and global economic conditions, and if these economic conditions deteriorate, our business and results of operations could be materially and adversely affected.

Ongoing unfavorable economic conditions may continue to lead consumers to further delay or reduce purchases of our products and services and projected consumer demand for our products and services may not grow as we expect. The consequences of such adverse effects could also include interruptions or delays in our suppliers’ performance of our contracts, reductions and delays in customer purchases, delays in or the inability of customers to obtain financing to purchase our products, and bankruptcy of customers or suppliers. Prolonged or pervasive economic downturns could also slow the pace of any planned future showroom openings that we may have going forward.

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

Therefore, as other competitors enter the moissanite and lab grown diamond market, we could face market share and pricing pressures for our own products. In addition, the lower quality of competitors’ gemstones could negatively impact consumer perception of moissanite jewels and lab grown diamonds, and in turn, acceptance of our jewels.

Thus, our future financial performance may be affected by:

•
Our ability to develop and promote the Charles & Colvard brands, such as Forever One™, Moissanite by Charles & Colvard®, and Caydia®, all of which are used in finished jewelry featuring moissanite and lab grown diamonds, which may in part drive interest and demand for moissanite and lab grown diamond jewelry at the consumer level;

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

•
Our continued ability and the ability of retail jewelers, including that of our internal retail jewelry marketing team in connection with the Charles & Colvard Signature Showroom, which is our first retail jewelry brick-and-mortar location that we opened in October 2022, to effectively market and sell finished jewelry featuring moissanite and lab grown diamonds to consumers.

Our failure to maintain compliance with Nasdaq’s continued listing requirements could result in the delisting of our common stock. Our common stock is currently listed on The Nasdaq Capital Market. In order to maintain this listing, we must satisfy minimum financial and other requirements. On December 19, 2022, we received a notification letter from Nasdaq’s Listing Qualifications Department indicating that we are not in compliance with Nasdaq Listing Rule 5550(a)(2), because the minimum bid price of our common stock on the Nasdaq Capital Market has closed below $1.00 per share for 30 consecutive business days. The notification letter has no immediate effect on the Nasdaq listing or trading in our common stock. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days, or until June 19, 2023, to regain compliance with the minimum $1.00 bid price per share requirement. To regain compliance, any time before June 19, 2023, the bid price of our common stock must close at $1.00 per share or more for a minimum of 10 consecutive business days. On June 19, 2023, if we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market (except for the minimum bid price requirement), and we notify Nasdaq of our intent to cure the deficiency, we may be provided with an additional 180 calendar day compliance period to regain compliance. If we are not eligible for an additional compliance period at that time, Nasdaq will provide us with written notification that our common stock will be subject to delisting. Upon such notice, we may appeal Nasdaq’s delisting determination to a Nasdaq hearing panel. There can be no assurance that, if we appeal Nasdaq’s determination, such appeal would be successful.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2022 – October 31, 2022	-	$-	-	$-
November 1, 2022 – November 30, 2022	-	$-	-	$-
December 1, 2022 – December 31, 2022	-	$-	-	$-
Total	-	$-	-	$4,510,021

(1)
On May 5, 2022, we announced that our Board of Directors had approved a share repurchase program to permit us to repurchase up to $5.00 million worth of our issued and outstanding common stock over the three-year period ending April 29, 2025.

Item 6.	Exhibits

The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description

10.1+	Charles & Colvard, Ltd. Fiscal 2023 Senior Management Equity Incentive Program, effective July 1, 2022 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on November 9, 2022)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase document

104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

+	Denotes management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARLES & COLVARD, LTD.

	By:	/s/ Don O’Connell
February 2, 2023		Don O’Connell
President and Chief Executive Officer

	By:	/s/ Clint J. Pete
February 2, 2023		Clint J. Pete
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)