Form 10-Q
period 2023-03-31
CHARLES & COLVARD LTD
filed 2023-05-05
CIK 1015155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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

As of April 28, 2023, there were 30,523,705 shares of the registrant’s common stock, no par value per share, outstanding.

CHARLES & COLVARD, LTD.

FORM 10-Q
For the Quarterly Period Ended March 31, 2023

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023 (unaudited)	June 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$10,914,584	$15,668,361
Restricted cash	5,056,044	5,510,979
Accounts receivable, net	933,553	2,220,816
Inventory, net	7,889,917	11,024,276
Note receivable	-	250,000
Prepaid expenses and other assets	883,814	1,190,012
Total current assets	25,677,912	35,864,444
Long-term assets:
Inventory, net	25,439,369	22,488,524
Property and equipment, net	2,317,738	1,901,176
Intangible assets, net	301,310	265,730
Operating lease right-of-use assets	2,336,334	2,787,419
Deferred income taxes, net	-	5,851,904
Note receivable	250,000	-
Other assets	50,387	49,658
Total long-term assets	30,695,138	33,344,411
TOTAL ASSETS	$56,373,050	$69,208,855

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,116,810	$4,401,229
Operating lease liabilities, current portion	874,177	856,571
Accrued expenses and other liabilities	1,143,192	1,546,483
Total current liabilities	5,134,179	6,804,283
Long-term liabilities:
Noncurrent operating lease liabilities	2,251,581	2,846,805
Total long-term liabilities	2,251,581	2,846,805
Total liabilities	7,385,760	9,651,088
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, no par value; 50,000,000 shares authorized; 30,912,108 shares issued and 30,523,705 shares outstanding at March 31, 2023 and 30,778,046 shares issued and 30,747,759 shares outstanding at June 30, 2022	57,242,211	57,242,211
Additional paid-in capital	26,165,810	25,956,491
Treasury stock, at cost, 388,403 shares and 30,287 shares at March 31, 2023 and June 30, 2022, respectively	(489,979)	(38,164)
Accumulated deficit	(33,930,752)	(23,602,771)
Total shareholders’ equity	48,987,290	59,557,767
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$56,373,050	$69,208,855

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Net sales	$6,641,799	$9,751,835	$24,382,003	$33,785,281
Costs and expenses:
Cost of goods sold	4,493,125	5,296,530	14,650,910	17,347,026
Sales and marketing	3,267,436	2,932,587	10,715,066	9,741,774
General and administrative	1,053,357	1,106,850	3,654,788	3,880,684
Total costs and expenses	8,813,918	9,335,967	29,020,764	30,969,484
(Loss) Income from operations	(2,172,119)	415,868	(4,638,761)	2,815,797
Other income (expense):
Interest income	69,159	1,120	168,935	1,964
Loss on foreign currency exchange	-	-	-	(34)
Total other income (expense), net	69,159	1,120	168,935	1,930
(Loss) Income before income taxes	(2,102,960)	416,988	(4,469,826)	2,817,727
Income tax expense	(6,293,048)	(78,480)	(5,858,155)	(484,582)
Net (loss) income	$(8,396,008)	$338,508	$(10,327,981)	$2,333,145

Net (loss) income per common share:
Basic	$(0.28)	$0.01	$(0.34)	$0.08
Diluted	$(0.28)	$0.01	$(0.34)	$0.07

Weighted average number of shares used in computing net (loss) income per common share:
Basic	30,344,954	30,484,897	30,387,303	30,286,195
Diluted	30,344,954	31,268,410	30,387,303	31,271,677

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Nine Months Ended March 31, 2023
	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Shareholders’ Equity
Balance at June 30, 2022	30,747,759	$57,242,211	$25,956,491	$(38,164)	$(23,602,771)	$59,557,767
Stock-based compensation	-	-	96,232	-	-	96,232
Cancellation of restricted stock	(44,688)	-	-	-	-	-
Repurchases of common stock	(358,116)	-	-	(451,815)	-	(451,815)
Net loss	-	-	-	-	(890,192)	(890,192)
Balance at September 30, 2022	30,344,955	57,242,211	26,052,723	(489,979)	(24,492,963)	58,311,992
Stock-based compensation	-	-	78,493	-	-	78,493
Issuance of restricted stock	178,750	-	-	-	-	-
Net loss	-	-	-	-	(1,041,781)	(1,041,781)
Balance at December 31, 2022	30,523,705	57,242,211	26,131,216	(489,979)	(25,534,744)	57,348,704
Stock-based compensation	-	-	34,594	-	-	34,594
Net loss	-	-	-	-	(8,396,008)	(8,396,008)
Balance at March 31, 2023	30,523,705	$57,242,211	$26,165,810	$(489,979)	$(33,930,752)	$48,987,290

	Nine Months Ended March 31, 2022
	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Shareholders’ Equity
Balance at June 30, 2021	29,913,095	$56,057,109	$25,608,593	$-	$(25,976,686)	$55,689,016
Stock-based compensation	-	-	279,407	-	-	279,407
Issuance of restricted stock	242,725	-	-	-	-	-
Stock option exercises	183,637	397,112	(139,742)	-	-	257,370
Net income	-	-	-	-	827,025	827,025
Balance at September 30, 2021	30,339,457	56,454,221	25,748,258	-	(25,149,661)	57,052,818
Stock-based compensation	-	-	199,004	-	-	199,004
Stock option exercises	255,590	447,877	(159,329)	-	-	288,548
Net income	-	-	-	-	1,167,612	1,167,612
Balance at December 31, 2021	30,595,047	56,902,098	25,787,933	-	(23,982,049)	58,707,982
Stock-based compensation	-	-	198,523	-	-	198,523
Stock option exercises	93,749	164,045	(59,046)	-	-	104,999
Net income	-	-	-	-	338,508	338,508
Balance at March 31, 2022	30,688,796	$57,066,143	$25,927,410	$-	$(23,643,541)	$59,350,012

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(10,327,981)	$2,333,145
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	477,285	350,198
Stock-based compensation	209,319	676,934
(Recovery of) Provision for uncollectible accounts	(18,000)	26,000
Provision for (Recovery of) sales returns	59,000	(25,000)
Inventory write-downs	119,000	232,000
Provision for accounts receivable discounts	42	3,269
Deferred income taxes	5,851,904	483,168
Changes in operating assets and liabilities:
Accounts receivable	1,246,221	92,264
Inventory	64,514	(3,562,704)
Prepaid expenses and other assets, net	756,554	640,843
Accounts payable	(1,284,419)	356,311
Accrued income taxes	-	1,414
Accrued expenses and other liabilities	(980,909)	(504,862)
Net cash (used in) provided by operating activities	(3,827,470)	1,102,980

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(884,030)	(1,250,296)
Payments for intangible assets	(45,397)	(38,867)
Net cash used in investing activities	(929,427)	(1,289,163)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(451,815)	-
Stock option exercises	-	650,917
Net cash (used in) provided by financing activities	(451,815)	650,917

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(5,208,712)	464,734
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	21,179,340	21,446,951
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$15,970,628	$21,911,685

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$5,900	$-

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

Basis of Presentation and Principles of Consolidation – The accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results for the nine months ended March 31, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2023 (“Fiscal 2023”).

The condensed consolidated financial statements as of March 31, 2023 and for the three and nine months ended March 31, 2023 and 2022 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of June 30, 2022 is derived from the audited financial statements as of that date. The accompanying statements should be read in conjunction with the audited financial statements and related notes contained in Item 8 of the Company’s Annual Report on Form 10-K (the “2022 Annual Report”) for the fiscal year ended June 30, 2022 filed with the SEC on September 2, 2022.

The accompanying condensed consolidated financial statements as of March 31, 2023, for the three and nine months ended March 31, 2023 and 2022, and as of the fiscal year ended June 30, 2022, include the accounts of the Company and its wholly owned subsidiaries charlesandcolvard.com, LLC, including its wholly-owned subsidiary, moissaniteoulet.com, LLC, which was formed and incorporated as of February 24, 2022; Charles & Colvard Direct, LLC; and Charles & Colvard (HK) Ltd., the Company’s Hong Kong subsidiary, which was entered into dormancy as of September 30, 2020 following its re-activation in December 2017. Charles & Colvard (HK) Ltd. previously became dormant in the second quarter of 2009 and has had no operating activity since 2008. Charles & Colvard Direct, LLC, had no operating activity during the nine-month periods ended March 31, 2023 or 2022. All intercompany accounts have been eliminated.

Significant Accounting Policies – In the opinion of the Company’s management, except as discussed below, the Company’s significant accounting policies used for the three and nine months ended March 31, 2023, are consistent with those used for the fiscal year ended June 30, 2022. Accordingly, please refer to Note 2 to the Consolidated Financial Statements in the 2022 Annual Report for the Company’s significant accounting policies.

Use of Estimates – The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. As future events and their effects, including any impact of the COVID-19 pandemic and the related responses, cannot be fully determined with precision, actual results of operations, cash flow, and financial position could differ significantly from estimates. The most significant estimates impacting the Company’s condensed consolidated financial statements relate to valuation and classification of inventories, accounts receivable reserves, deferred tax assets (including deferred tax asset valuation allowances), stock-based compensation, and revenue recognition. Changes in estimates are reflected in the condensed consolidated financial statements in the period in which the change in estimate occurs.

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

Pursuant to the terms and conditions of the Company’s broker-dealer agreement with Oppenheimer & Co., Inc. (“Oppenheimer”), with whom the Company has engaged to transact common stock share repurchases in connection with its stock repurchase program, the Company is required to maintain a funded liquid margin account held by Oppenheimer for the benefit of the Company. The purpose of this account is to fund the Company’s common stock purchases and any underlying transaction costs and fees. Depending upon the level and timing of stock repurchase activity, the funded margin account cash balance will fluctuate from time to time. At March 31, 2023 and June 30, 2022, cash in the amount of approximately $30 and approximately $461,000, respectively, was held by Oppenheimer. Such cash amount held by Oppenheimer was classified as restricted cash for financial reporting purposes on the Company’s condensed consolidated balance sheets. For additional information regarding the Company’s stock repurchase program, see Note 11, “Shareholders’ Equity and Stock-Based Compensation.”

The reconciliation of cash, cash equivalents, and restricted cash, as presented on the Condensed Consolidated Statements of Cash Flows, consist of the following as of the dates presented:

	March 31, 2023	June 30, 2022
Cash and cash equivalents	$10,914,584	$15,668,361
Restricted cash	5,056,044	5,510,979
Total cash, cash equivalents, and restricted cash	$15,970,628	$21,179,340

Reclassification – Certain amounts in the Company’s condensed consolidated financial statements as of June 30, 2022 have been reclassified to conform to current presentation, principally amounts presented in Note 7, “Accrued Expenses and Other Liabilities”, relating to the combination of accrued sales tax and accrued franchise taxes, which had previously been presented separately. These reclassifications had no impact on the Company’s condensed consolidated financial position or condensed consolidated results of operations as of or for the three and nine months ended March 31, 2023 and 2022 and as of June 30, 2022.

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

Summary financial information by reportable segment for the periods presented is as follows:

	Three Months Ended March 31, 2023
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$4,130,314	$1,190,987	$5,321,301
Loose jewels	486,084	834,414	1,320,498
Total	$4,616,398	$2,025,401	$6,641,799

Product line cost of goods sold
Finished jewelry	$1,880,504	$959,817	$2,840,321
Loose jewels	197,145	448,114	645,259
Total	$2,077,649	$1,407,931	$3,485,580

Product line gross profit
Finished jewelry	$2,249,810	$231,170	$2,480,980
Loose jewels	288,939	386,300	675,239
Total	$2,538,749	$617,470	$3,156,219

Operating loss	$(999,028)	$(1,173,091)	$(2,172,119)

Depreciation and amortization	$47,876	$120,509	$168,385

Capital expenditures	$14,202	$252,545	$266,747

	Three Months Ended March 31, 2022
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$5,720,197	$1,700,394	$7,420,591
Loose jewels	634,617	1,696,627	2,331,244
Total	$6,354,814	$3,397,021	$9,751,835

Product line cost of goods sold
Finished jewelry	$2,560,952	$1,148,912	$3,709,864
Loose jewels	229,714	784,272	1,013,986
Total	$2,790,666	$1,933,184	$4,723,850

Product line gross profit
Finished jewelry	$3,159,245	$551,482	$3,710,727
Loose jewels	404,903	912,355	1,317,258
Total	$3,564,148	$1,463,837	$5,027,985

Operating income	$350,276	$65,592	$415,868

Depreciation and amortization	$52,613	$59,374	$111,987

Capital expenditures	$28,145	$446,445	$474,590

	Nine Months Ended March 31, 2023
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$15,657,343	$3,640,572	$19,297,915
Loose jewels	1,657,369	3,426,719	5,084,088
Total	$17,314,712	$7,067,291	$24,382,003

Product line cost of goods sold
Finished jewelry	$7,296,812	$2,335,540	$9,632,352
Loose jewels	623,129	1,719,004	2,342,133
Total	$7,919,941	$4,054,544	$11,974,485

Product line gross profit
Finished jewelry	$8,360,531	$1,305,032	$9,665,563
Loose jewels	1,034,240	1,707,715	2,741,955
Total	$9,394,771	$3,012,747	$12,407,518

Operating income	$(1,954,975)	$(2,683,786)	$(4,638,761)

Depreciation and amortization	$167,769	$309,516	$477,285

Capital expenditures	$173,810	$710,220	$884,030

	Nine Months Ended March 31, 2022
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$18,659,690	$4,986,354	$23,646,044
Loose jewels	2,388,584	7,750,653	10,139,237
Total	$21,048,274	$12,737,007	$33,785,281

Product line cost of goods sold
Finished jewelry	$7,705,127	$3,043,196	$10,748,323
Loose jewels	877,604	3,630,393	4,507,997
Total	$8,582,731	$6,673,589	$15,256,320

Product line gross profit
Finished jewelry	$10,954,563	$1,943,158	$12,897,721
Loose jewels	1,510,980	4,120,260	5,631,240
Total	$12,465,543	$6,063,418	$18,528,961

Operating income	$2,104,674	$711,123	$2,815,797

Depreciation and amortization	$173,786	$176,412	$350,198

Capital expenditures	$114,445	$1,135,851	$1,250,296

The Company does not allocate any assets to the reportable segments, and, therefore, no asset information is reported to the chief operating decision maker or disclosed in the financial information for each segment.

A reconciliation of the Company’s product line cost of goods sold to cost of goods sold as reported in the condensed consolidated financial statements is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Product line cost of goods sold	$3,485,580	$4,723,850	$11,974,485	$15,256,320
Non-capitalized manufacturing and production control expenses	596,344	484,299	1,660,231	1,243,528
Freight out	216,817	294,143	851,171	976,855
Inventory write-downs	-	-	119,000	232,000
Other inventory adjustments	194,384	(205,762)	46,023	(361,677)
Cost of goods sold	$4,493,125	$5,296,530	$14,650,910	$17,347,026

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

The following presents net sales by geographic area:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Net sales
United States	$6,545,336	$9,390,774	$23,630,410	$32,237,221
International	96,463	361,061	751,593	1,548,060
Total	$6,641,799	$9,751,835	$24,382,003	$33,785,281

4.	FAIR VALUE MEASUREMENTS

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

The Company evaluates assets and liabilities subject to fair value measurements on a recurring and non-recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by management of the Company. The financial instruments identified as subject to fair value measurements on a recurring basis are cash and cash equivalents, notes receivable, trade accounts receivable, and trade accounts payable. All financial instruments are reflected in the condensed consolidated balance sheets at carrying value, which approximates fair value due to the nature of these financial instruments. Assets that are measured at fair value on a non-recurring basis include property and equipment, leasehold improvements, and intangible assets comprising patents, license rights, and trademarks. These items are recognized at fair value when they are considered to be impaired. For the three and nine months ended March 31, 2023 and 2022, no impairment was recorded.

5.	INVENTORIES

The Company’s total inventories, net of reserves, consisted of the following as of the dates presented:

	March 31, 2023	June 30, 2022
Finished jewelry:
Raw materials	$1,359,919	$1,697,361
Work-in-process	716,494	1,260,728
Finished goods	13,045,604	12,100,910
Finished goods on consignment	2,266,501	2,135,856
Total finished jewelry	$17,388,518	$17,194,855
Loose jewels:
Raw materials	$812,024	$1,985,355
Work-in-process	8,980,285	8,485,713
Finished goods	5,519,936	5,454,266
Finished goods on consignment	251,693	303,491
Total loose jewels	15,563,938	16,228,825
Total supplies inventory	376,830	89,120
Total inventory	$33,329,286	$33,512,800

As of the dates presented, the Company’s total inventories, net of reserves, are classified as follows:

	March 31, 2023	June 30, 2022
Short-term portion	$7,889,917	$11,024,276
Long-term portion	25,439,369	22,488,524
Total	$33,329,286	$33,512,800

The Company’s work-in-process inventories include raw SiC crystals on which processing costs, such as labor and sawing, have been incurred; and components, such as metal castings and finished goods set with moissanite jewels, that have been issued to jobs in the manufacture of finished jewelry. The Company’s moissanite jewel manufacturing process involves the production of intermediary shapes, called “preforms,” that vary depending upon the expected size and shape of the finished jewel. To maximize manufacturing efficiencies, preforms may be made in advance of current finished inventory needs but remain in work-in-process inventories. As of March 31, 2023 and June 30, 2022, work-in-process inventories issued to active production jobs approximated $1.41 million and $2.76 million, respectively.

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

On March 5, 2021, the Company entered into a $250,000 convertible promissory note agreement (the “Convertible Promissory Note”), with an unrelated third-party strategic marketing partner. The Convertible Promissory Note is unsecured and was scheduled originally to mature on March 5, 2022. In February 2022, the Company entered into an amendment to the Convertible Promissory Note that was effective as of December 9, 2021 and changed the maturity date to September 30, 2022. Effective September 26, 2022, the Company further amended the Convertible Promissory Note (the “September 2022 Amendment”) and changed the maturity date to June 20, 2024 (the “Maturity Date”). Prior to the September 2022 Amendment, the Company accounted for the Convertible Promissory Note as a current note receivable within the accompanying condensed consolidated financial statements. However, in accordance with the terms of the September 2022 Amendment, the note receivable is classified as a noncurrent note receivable within the accompanying condensed consolidated financial statements as of March 31, 2023.

Interest is accrued at a simple rate of 0.14% per annum and will continue to accrue until the Convertible Promissory Note is converted in accordance with the conversion privileges contained within the Convertible Promissory Note or is repaid. Principal outstanding during an event of default accrues interest at the rate of 5% per annum. Prior to the September 2022 Amendment, accrued and unpaid interest on the Convertible Promissory Note was classified as a current asset and included in prepaid expenses and other assets in the accompanying condensed consolidated financial statements. In accordance with the terms of the September 2022 Amendment, accrued and unpaid interest on the Convertible Promissory Note is classified as a noncurrent asset and included in other noncurrent assets in the accompanying condensed consolidated financial statements as of March 31, 2023.

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

7.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following as of the dates presented:

	March 31, 2023	June 30, 2022
Deferred revenue	$434,132	$452,866
Accrued compensation and related benefits	275,465	614,443
Accrued sales taxes and franchise taxes	233,351	341,706
Accrued cooperative advertising	200,243	137,467
Other accrued expenses	1	1
Total accrued expenses and other liabilities	$1,143,192	$1,546,483

8.	INCOME TAXES

As of each reporting date, management considers new evidence, both positive and negative, that could impact the Company’s view with regard to future realization of deferred tax assets. During the three months ended March 31, 2023, management determined that due to the worsening global macro-economic conditions and heightened levels of inflation, including fears of recession, coupled with the effects from worldwide political unrest and the ongoing economic impact from the COVID pandemic, the risks associated with these conditions led management to conclude that it was not more likely than not the Company would have sufficient future taxable income to utilize its deferred tax assets. Additionally, the Company’s management determined that the positive evidence was no longer sufficient to offset available negative evidence, primarily as a result of the pre-tax operating losses incurred during the three- and nine-month periods ended March 31, 2023. Consequently, management established a full valuation allowance against the Company’s deferred tax assets, resulting in an income tax expense of approximately $6.29 million and $5.86 million for the three and nine months ended March 31, 2023, respectively. The Company recognized an income tax expense of approximately $78,000 and $485,000 for the three and nine months ended March 31, 2022, respectively.

The Company’s effective income tax rate reflects the effect of federal and state income taxes on earnings and the impact of differences in book and tax accounting arising primarily from the permanent tax benefits associated with stock-based compensation transactions during the quarter. Driven by the establishment of the valuation allowance during the quarter ended March 31, 2023, the Company’s effective tax rate for the nine month-period then ended was a negative 131.06%. For the nine months ended March 31, 2022, the Company’s effective tax rate was 17.20%.

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

The Company took possession of the leased property on May 23, 2014, once certain improvements to the leased space were completed and did not have access to the property before this date. Upon execution of the third amendment to the Lease Agreement (the “Lease Amendment”) on January 29, 2021, the Lease Amendment included a rent abatement in the amount of approximately $214,000, which is reflected in the rent payments used in the calculation of the right-of-use (“ROU”) asset and lease liability once remeasured upon the execution of the Lease Amendment to extend the lease term. The Lease Amendment also included an allowance for leasehold improvements offered by the landlord in an amount not to exceed approximately $545,000. As of the quarter ended March 31, 2023, the Company has been reimbursed approximately $506,000 by the landlord for qualified leasehold improvements in accordance with the terms of the Lease Amendment. This reimbursement by the landlord reduced the remaining ROU asset by the same amount and is being recognized prospectively over the remaining term of the lease.

The Company has no other material operating leases and is not party to leases that would qualify for classification as a finance lease, variable lease, or short-term lease.

As of March 31, 2023, the Company’s balance sheet classifications of its leases are as follows:

Operating Leases:
Noncurrent operating lease ROU assets	$2,336,334

Current operating lease liabilities	$874,177
Noncurrent operating lease liabilities	2,251,581
Total operating lease liabilities	$3,125,758

The Company’s total operating lease cost was approximately $193,000 for each of the three months ended March 31, 2023 and 2022. The Company’s total operating lease cost was approximately $578,000 and $596,000 for the nine months ended March 31, 2023 and 2022, respectively.

The Company’s estimated incremental borrowing rate used and assumed discount rate with respect to operating leases was 2.81% and the remaining operating lease term was 3.58 years.

As of March 31, 2023, Company’s remaining future payments under operating leases for each fiscal year ending June 30 are as follows:

2023	$219,393
2024	893,660
2025	918,236
2026	943,487
2027	317,327
Total lease payments	3,292,103
Less: imputed interest	166,345
Present value of lease payments	3,125,758
Less: current lease liability	874,177
Total long-term lease liability	$2,251,581

The Company makes cash payments for amounts included in the measurement of its lease liabilities. During the three months ended March 31, 2023 and 2022, cash paid for operating leases was approximately $237,000 and $160,000, respectively. During the nine months ended March 31, 2023 and 2022, cash paid for operating leases was approximately $704,000 and $330,000, respectively.

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

The Company’s total purchase commitment under the Supply Agreement, as amended, until June 2025 is approximately $52.95 million, of which approximately $24.75 million remains to be purchased as of March 31, 2023. Over the life of the Supply Agreement, as amended, the Company’s future minimum annual purchase commitments of SiC crystals range from approximately $4.00 million to $10.00 million each year.

During the nine months ended March 31, 2023 and 2022, the Company purchased approximately $1.80 million and $4.49 million, respectively, of SiC crystals from Wolfspeed pursuant to the terms of the Supply Agreement, as amended. The Company has made no purchases of SiC crystals during the six-month period ended March 31, 2023 while currently in discussions regarding the terms of the Supply Agreement.

Inflation

Heightened levels of inflation and the potential worsening of macro-economic conditions present a risk for the Company, its suppliers, and the stability of the broader retail and e-commerce industry. During the first nine months of Fiscal 2023, the Company has experienced impacts to its labor and overhead rates and suppliers have signaled inflation related cost pressures, which is expected to flow through to the Company’s costs and pricing. While the Company has seen adverse impact from inflation on its financial results in the first nine months of Fiscal 2023, if inflation remains at current levels for an extended period, or increases, and the Company is unable to successfully mitigate the impact, the Company’s costs are likely to continue to increase, resulting in further pressure on its revenues, margins, and cash flows. In addition, inflation and the increases in the cost of borrowing from rising interest rates could constrain the overall purchasing power of the Company’s customers for its products and services, in particular in the near term to the extent inflation assumptions are less than current inflationary pressures.

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

Each advance under the JPMorgan Chase Credit Facility, as amended, accrues interest at a rate equal to the sum of JPMorgan Chase’s monthly secured overnight financing rate (“SOFR rate”) to which JPMorgan Chase is subject with respect to the adjusted SOFR rate as established by the U.S. Federal Reserve Board, plus a margin of 1.25% per annum and an unsecured to secured interest rate adjustment of 0.10% per annum. Prior to its amendment, each advance under the JPMorgan Chase Credit Facility would have accrued interest at a rate equal to JPMorgan Chase’s monthly LIBOR rate multiplied by a statutory reserve rate for eurocurrency funding to which JPMorgan Chase is subject with respect to the adjusted LIBOR rate as established by the U.S. Federal Reserve Board, plus a margin of 1.25% per annum. Interest is calculated monthly on an actual/360-day basis and payable monthly in arrears. Principal outstanding during an event of default, at JPMorgan Chase’s option, accrues interest at a rate of 3.00% per annum in excess of the above rate. Any advance may be prepaid in whole or in part without penalty at any time.

As of March 31, 2023, the Company had not borrowed against the JPMorgan Chase Credit Facility and had no outstanding debt as of the period then ended.

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

During the nine-month period ended March 31, 2023, the Company repurchased 358,116 shares of the Company’s common stock for an aggregate price of $451,815 pursuant to the repurchase authorization. The Company repurchased no shares of the Company’s common stock during the three-month period ended March 31, 2023.

Dividends

The Company has paid no cash dividends during the current fiscal year through March 31, 2023.

Stock-Based Compensation

The following table summarizes the components of the Company’s stock-based compensation included in net income for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Employee stock options	$63,383	$60,045	$185,585	$187,059
Restricted stock awards	(28,789)	138,478	23,734	489,875
Totals	$34,594	$198,523	$209,319	$676,934

No stock-based compensation was capitalized as a cost of inventory during the three and nine months ended March 31, 2023 and 2022.

Stock Options –The following is a summary of the stock option activity for the nine months ended March 31, 2023:

	Shares	Weighted Average Exercise Price
Outstanding, June 30, 2022	1,658,803	$1.32
Granted	270,787	$1.02
Forfeited	(22,004)	$2.01
Expired	(3,663)	$1.01
Outstanding, March 31, 2023	1,903,923	$1.27

The weighted average grant date fair value of stock options granted during the nine months ended March 31, 2023 and 2022 was approximately $0.59 and $1.37, respectively. The total fair value of stock options that vested during the nine months ended March 31, 2023 and 2022 was approximately $225,000 and $188,000, respectively.

The following table summarizes information about stock options outstanding at March 31, 2023:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Balance as of March 31, 2023	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of March 31, 2023	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of March 31, 2023	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
1,903,923	6.61	$1.27	1,440,913	5.81	$1.24	1,859,855	6.56	$1.26

As of March 31, 2023, the unrecognized stock-based compensation expense related to unvested stock options was approximately $256,000, which is expected to be recognized over a weighted average period of approximately 18 months.

The aggregate intrinsic value of stock options outstanding, exercisable, and vested or expected to vest at March 31, 2023 and 2022 was approximately $101,000 and $973,000, respectively. These amounts are before applicable income taxes and represent the closing market price of the Company’s common stock at March 31, 2023 less the grant price, multiplied by the number of stock options that had a grant price that is less than the closing market price. These values represent the amount that would have been received by the optionees had these stock options been exercised on that date. During the nine months ended March 31, 2022, the aggregate intrinsic value of stock options exercised was approximately $829,000. During the nine months ended March 31, 2022, the total estimated tax benefit associated with certain stock options that were exercised was approximately $93,000. No stock options were exercised during the nine-month period ended March 31, 2023.

Restricted Stock

The following is a summary of the restricted stock activity for the nine months ended March 31, 2023:

	Shares	Weighted Average Grant Date Fair Value
Unvested, June 30, 2022	178,750	$2.75
Granted	178,750	$0.97
Vested	(134,063)	2.75
Cancelled	(44,687)	$2.75
Unvested, March 31, 2023	178,750	$0.97

The unvested restricted shares as of March 31, 2023 are all performance-based restricted shares and were scheduled to vest, subject to achievement of the underlying performance goals, in July 2023. However, during the quarter ended March 31, 2023, it was determined that none of the underlying performance-based targets related to the unvested restricted shares would be achieved for Fiscal 2023 and management concluded that none of the restricted shares would vest. Accordingly, the underlying expected forfeiture rates were adjusted to reflect the change in estimate. In addition, the benefit in stock-based compensation expense from the reversal of previously recorded stock-based compensation on these performance-based awards related to the unvested restricted shares was recognized in the current quarter ended March 31, 2023. As of March 31, 2023, the estimated unrecognized stock-based compensation expense related to unvested restricted shares subject to achievement of performance goals was approximately $173,000, none of which is expected to be recognized over the weighted average period of approximately four months.

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

The following table reconciles the differences between the basic and diluted net (loss) income per share presentations:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Numerator:
Net (loss)income	$(8,396,008)	$338,508	$(10,327,981)	$2,333,145

Denominator:
Weighted average common shares outstanding:
Basic	30,344,954	30,484,897	30,387,303	30,286,195
Effect of dilutive securities	-	783,513	-	985,482
Diluted	30,344,954	31,268,410	30,387,303	31,271,677

Net (loss) income per common share:
Basic	$(0.28)	$0.01	$(0.34)	$0.08
Diluted	$(0.28)	$0.01	$(0.34)	$0.07

For the three and nine months ended March 31, 2023, stock options to purchase approximately 1.90 million shares were excluded from the computation of diluted net loss per common share because the effect of inclusion of such amounts would be anti-dilutive to net loss per common share. For the three and nine months ended March 31, 2022, stock options to purchase approximately 975,000 shares and 773,000 shares, respectively, were excluded from the computation of diluted net income per common share for each period presented herein. These shares were excluded from the computation of diluted net income per common share because the exercise price of the stock options for the period presented herein was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to net income per common share. Approximately 179,000 shares of unvested restricted stock are excluded from the computation of basic net (loss) income and diluted net (loss) income per common share as of both March 31, 2023 and 2022 because the shares are performance-based and the underlying conditions had not been met as of the periods presented herein.

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

The following is a summary of customers that represent 10% or more of total gross accounts receivable as of the dates presented:

	March 31, 2023	June 30, 2022
Customer A	24%	20%
Customer B	18%	29%
Customer C	15%	** %
Customer D	* %	13%

*	Customer D did not have individual balances that represented 10% or more of total gross accounts receivable as of March 31, 2023.

**	Customer C did not have individual balances that represented 10% or more of total gross accounts receivable as of June 30, 2022.

A significant portion of sales is derived from certain customer relationships. The following is a summary of customers that represent greater than or equal to 10% of total net sales for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Customer A	13%	13%	14%	15%

14.	SUBSEQUENT EVENT

As previously disclosed, on December 19, 2022, management received notice from Nasdaq’s Listing Qualifications Department indicating that the Company was not in compliance with Nasdaq’s listing requirements because the minimum bid price of its common stock on The Nasdaq Capital Market had closed below $1.00 per share for 30 consecutive business days. In accordance with the Nasdaq’s listing requirements, the Company had 180 calendar days, or until June 19, 2023, to regain compliance with the minimum $1.00 bid price per share requirement.

On April 20, 2023, the Company’s management received a letter from the Nasdaq Listing Qualifications Department notifying the Company that the minimum bid price of its common stock was $1.00 per share or greater for at least the last 10 consecutive business days. Accordingly, the Company has regained compliance with the Nasdaq minimum bid price requirement and the matter is now closed.

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

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future. You should be aware that although the forward-looking statements included herein represent management’s current judgment and expectations, our actual results may differ materially from those projected, stated, or implied in these forward-looking statements as a result of many factors including, but not limited to, the following:

1.	Our business and our results of operations could be materially adversely affected as a result of general economic and market conditions;
2.	Our future financial performance depends upon increased consumer acceptance, growth of sales of our products, and operational execution of our strategic initiatives;
3.	We face intense competition in the worldwide gemstone and jewelry industry;
4.	Our information technology, or IT, infrastructure, and our network may be impacted by a cyber-attack or other security incident as a result of the rise of cybersecurity events;
5.	Constantly evolving privacy regulatory regimes are creating new legal compliance challenges;
6.	We are subject to certain risks due to our international operations, distribution channels and vendors;
7.	Our business and our results of operations could be materially adversely affected as a result of our inability to fulfill orders on a timely basis;
8.	We are currently dependent on a limited number of distributor and retail partners in our Traditional segment for the sale of our products;
9.	We may experience quality control challenges from time to time that can result in lost revenue and harm to our brands and reputation;
10.	Seasonality of our business may adversely affect our net sales and operating income;
11.	The effects of COVID-19 and other potential future public health crises, epidemics, pandemics or similar events on our business, operating results, and cash flows are uncertain;
12.	Our operations could be disrupted by natural disasters;
13.	Sales of moissanite and lab grown diamond jewelry could be dependent upon the pricing of precious metals, which is beyond our control;
14.	Our current customers may potentially perceive us as a competitor in the finished jewelry business;
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

Fiscal 2023 Financial Outlook

Our strategic goals for the fiscal year ending June 30, 2023, or Fiscal 2023, are centered on continuing to expand Charles & Colvard’s brand on a global scale and to increase the size of our business through top-line growth. As lab-created gemstones are being embraced by emerging generations, we believe our ability to establish moissanite and our lab grown diamonds along with the Charles & Colvard brand directly with conscious consumers is key to our future success and ability to fuel our growth. We plan to continue executing our key Fiscal 2023 strategies with an ongoing commitment to spending judiciously with the long-term plan to generate sustainable earnings.

In January 2023, we launched our bridal and fashion jewelry collections on 15- and 30-second commercial advertisement packages on NBC Universal’s Peacock Streaming Service, or Peacock. Peacock is now the streaming home for NBC’s broadcast shows, including the network’s own Peacock Original Broadcasts on Originals Hub, Bravo Hub, NBC Network Hub, Telemundo Hub, WWE Hub, MSNBC Hub, and Hallmark Channel Hub. In mid-January, we participated in the Wedding Venue at Raleigh, North Carolina’s, Maxwell Winter Showcase. Charles & Colvard was the premier bridal and anniversary jewelry vendor that participated in this event. Raleigh’s Maxwell events are well known in the Central North Carolina region and offer a setting where a touch of modern elegance meets classic luxury. This event, in particular, provided our collections with a premier setting to showcase our bridal and anniversary fine jewelry brands to the regional retail market. Finally, in January, we launched an assortment of our Moissanite by Charles & Colvard® bridal and fashion jewelry dropship products on Longaberger.com. This marketplace platform is the portal home for products and collectibles known for their artisanal quality and legacy brands. Longaberger.com offers a wide range of home and lifestyle products made in America and abroad that are hand-selected by their team of marketing experts.

In celebration of the February 2023 Valentine’s season, we partnered with Glo de Vie, a local Med Spa located in Raleigh, North Carolina, to host a Valentine’s Day Glow for Love event in our Charles & Colvard Signature Showroom located on our corporate headquarters campus in North Carolina’s Research Triangle Park. This event enabled our marketing team to bring our collections of bridal and fashion jewelry to local consumers in time to contribute to our successful 2023 Valentine’s Day season sales. We also enjoyed successful sale programs for Valentine’s Day on our own online marketplaces – charlesandcolvard.com and moissaniteoutlet.com. Other events during February included our participation as an exhibitor in the NYNOW Winter Show that was held in New York City in early February. We believe that these NYNOW events bring together an exciting kaleidoscope of culture that includes the styles from Manhattan’s uptown sophistication along with its downtown edge. We also believe that these NYNOW events bring together all things stylish – from hip and sleek to artisan-made quality products and are known for presenting the next bestseller items to hit the retail market. Finally, in February we were a proud sponsor for the 2023 Carolina Hurricanes Stadium Series’ Day-to-Day Event Guide, which was published in the February edition of Raleigh Magazine. This event, which took place the weekend of February 17 – 19, 2023, brought Carolina Hurricanes fans and tourists to the Raleigh area. This sponsorship in turn exposed our products to a new set of potential consumers.

In summary, during the quarter, we launched 55 styles of our patented Signature Collection engagement ring and wedding band designs featuring Forever One™ moissanite and expanded our Caydia® lab grown diamond Couture Collection to include additional ring, necklace, earring, and bracelet styles. We also expanded our Created Color line of products featuring our Caydia® lab grown diamond collections. Throughout the fiscal quarter ended March 31, 2023, our finished jewelry products were featured in multiple national and local print and electronic media publications, such as The Knot®, AC Magazine, Insider.com, Yahoo!, Byrdie.com, and Brides Magazine.

As evidenced by our results for the first nine months of Fiscal 2023, domestic and global inflation and rising interest rates, coupled with ongoing fears of recession and the overall worsening of macro-economic conditions that we witnessed during the quarter ended March 31, 2023, combine to continue eroding consumer confidence and presenting major challenges for the global retail and e-commerce industry. While American consumers continue spending more on consumer goods to keep up with higher prices, consumers are spending on necessities and other required goods and services and moving away from spending on luxury items. We expect that consumers will continue to feel pressured financially, particularly throughout the calendar year 2023. We are facing similar challenges to other retailers, including those in the e-commerce space, but particularly those in the luxury product retail arena. In addition, we continue seeing ongoing increased costs of digital advertising spend, known as cost-per-click in the digital advertising world, due to intense competition and pricing pressures in the lab grown gem and finished jewelry space. While management remains focused to take the required steps necessary to mitigate the impact, the Company’s costs that continue to increase will result in further pressure on its revenues, margins, and cash flows.

Inflation

Heightened levels of inflation and the worsening of macro-economic conditions present a risk for us, our suppliers, and the stability of the broader retail and e-commerce industry. During the first nine months of Fiscal 2023, we have experienced impacts to our labor and overhead rates and suppliers have signaled inflation related cost pressures, which have flowed and we expect will continue to flow through to our costs and pricing. While we have seen adverse impact from inflation on our financial results in the first nine months of Fiscal 2023, if inflation remains at current levels for an extended period, or increases further, and we are unable to successfully mitigate the impact, our costs are likely to continue to increase, resulting in further pressure on our revenues, margins, and cash flows. In addition, inflation and the increases in the cost of borrowing from rising interest rates could constrain the overall purchasing power of our customers for our products and services, in particular in the near term to the extent inflation assumptions are less than current inflationary pressures. We remain committed to our ongoing efforts to increase the efficiency of our operations and improve the cost competitiveness and affordability of our products and services, which may, in part, offset cost increases and the adverse effects from inflation.

We discuss our strategic outlook, key strategies, and general economic and market conditions for Fiscal 2023 in Part I, Item 1, “Business” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in our 2022 Annual Report.

COVID-19

The ultimate impact of COVID-19 on our operations and financial performance in future periods, including management’s ability to execute its strategic initiatives in the expected timeframes, remains uncertain and will depend on future pandemic related developments, including the duration of the pandemic, any potential subsequent waves of COVID-19 and its variant viral infections, the effectiveness, distribution and acceptance of COVID-19 vaccines, and related government actions to prevent and manage disease spread, all of which are uncertain and cannot be predicted. We cannot at this time predict the full impact of the COVID-19 pandemic, but we anticipate that the COVID-19 pandemic will continue to impact our business, financial condition, results of operations, and cash flows in Fiscal 2023.

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

We have disclosed our critical accounting policies and estimates in our 2022 Annual Report, and that disclosure should be read in conjunction with this Quarterly Report on Form 10-Q. There have been no significant changes in our critical accounting policies and estimates during the first nine months of Fiscal 2023.

Results of Operations

The following table sets forth certain consolidated statements of operations data for the three and nine months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Net sales	$6,641,799	$9,751,835	$24,382,003	$33,785,281
Costs and expenses:
Cost of goods sold	4,493,125	5,296,530	14,650,910	17,347,026
Sales and marketing	3,267,436	2,932,587	10,715,066	9,741,774
General and administrative	1,053,357	1,106,850	3,654,788	3,880,684
Total costs and expenses	8,813,918	9,335,967	29,020,764	30,969,484
(Loss) Income from operations	(2,172,119)	415,868	(4,638,761)	2,815,797
Other income (expense):
Interest income	69,159	1,120	168,935	1,964
Loss on foreign currency exchange	-	-	-	(34)
Total other income (expense), net	69,159	1,120	168,935	1,930
(Loss) Income before income taxes	(2,102,960)	416,988	(4,469,826)	2,817,727
Income tax expense	(6,293,048)	(78,480)	(5,858,155)	(484,582)
Net (loss) income	$(8,396,008)	$338,508	$(10,327,981)	$2,333,145

Consolidated Net Sales

Consolidated net sales for the three and nine months ended March 31, 2023 and 2022 comprise the following:

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2023	2022	Dollars	Percent	2023	2022	Dollars	Percent
Finished jewelry	$5,321,301	$7,420,591	$(2,099,290)	(28)%	$19,297,915	$23,646,044	$(4,348,129)	(18)%
Loose jewels	1,320,498	2,331,244	(1,010,746)	(43)%	5,084,088	10,139,237	(5,055,149)	(50)%
Total consolidated net sales	$6,641,799	$9,751,835	$(3,110,036)	(32)%	$24,382,003	$33,785,281	$(9,403,278)	(28)%

Consolidated net sales were $6.64 million for the three months ended March 31, 2023 compared to $9.75 million for the three months ended March 31, 2022, a decrease of $3.11 million, or 32%. Consolidated net sales were $24.38 million for the nine months ended March 31, 2023 compared to $33.79 million for the nine months ended March 31, 2022, a decrease of $9.40 million, or 28%. We had lower net sales in both operating business segments during the three- and nine-month periods ended March 31, 2023. Overall consumer confidence has continued to show signs of weakening due to general economic uncertainties, coupled with domestic and worldwide inflation, including recessionary fears, and rising interest rates. Notwithstanding the calendar year-end 2022 holiday shopping season and the Valentine’s Day occasion during February 2023, these conditions have brought about lower consumer demand for our finished jewelry products, which resulted in lower net sales in our Online Channels segment during the three and nine months ended March 31, 2023. These same general economic conditions also caused weakness in demand for moissanite jewels from our domestic distributors, which in turn resulted in lower loose jewel and jewelry product net sales during the three- and nine-month periods ended March 31, 2023 in our Traditional segment.

Sales of finished jewelry represented 80% and 79% of total consolidated net sales for the three and nine months ended March 31, 2023, respectively, compared to 76% and 70%, respectively, of total consolidated net sales for the corresponding periods of the prior year. For the three months ended March 31, 2023, finished jewelry sales were $5.32 million compared to $7.42 million for the corresponding period of the prior year, a decrease of approximately $2.10 million, or 28%. For the nine months ended March 31, 2023, finished jewelry sales were $19.30 million compared to $23.65 million for the corresponding period of the prior year, a decrease of approximately $4.35 million, or 18%. These decreases in finished jewelry sales for the three- and nine-month periods ended March 31, 2023 were due to lower demand across all of our finished jewelry products as a result of adverse global and domestic general economic conditions.

Sales of loose jewels represented 20% and 21% of total consolidated net sales for the three and nine months ended March 31, 2023, respectively, compared to 24% and 30%, respectively, of total consolidated net sales for the corresponding periods of the prior year. For the three months ended March 31, 2023, loose jewel sales were $1.32 million compared to $2.33 million for the corresponding period of the prior year, a decrease of $1.01 million, or 43%. For the nine months ended March 31, 2023, sales of loose jewels were $5.08 million compared to $10.14 million for the corresponding period of the prior year, a decrease of $5.06 million, or 50%. The decrease in sales of loose jewels for the three- and nine-month periods ended March 31, 2023 was principally due to lower sales of loose jewels through our distribution network in our Online Channels segment and Traditional segment, as a result of global and domestic general adverse macroeconomic conditions.

U.S. net sales accounted for approximately 99% and 97% of total consolidated net sales for the three and nine months ended March 31, 2023, respectively, compared to 96% and 95% of total consolidated net sales for the corresponding periods in the prior year. U.S. net sales decreased $2.85 million, or 30%, during the three months ended March 31, 2023 from the corresponding period of the prior fiscal year. U.S. net sales decreased $8.61 million, or 27%, during the nine months ended March 31, 2023 from the corresponding period of the prior year. U.S. net sales decreased during the three and nine months ended March 31, 2023 primarily as a result of decreased sales to U.S. customers in both our Online Channels segment and Traditional segment for the same reasons outlined above.

Our largest U.S. customer during the three and nine months ended March 31, 2023 accounted for 13% and 14% of total consolidated net sales during each respective period. This same customer was our largest customer during the three and nine months ended March 31, 2022 when this customer accounted for 13% and 15% of total consolidated net sales during each of the respective three- and nine-month periods. Other than our U.S. customer noted above during the three- and nine-month periods ended March 31, 2023 and 2022, we had no other customers with sales that represented 10% or more of total consolidated net sales for the periods then ended. We expect that we, along with our customers, will remain dependent on our ability to maintain and enhance our customer-related programs. A change in or loss of any of these customer or retailer relationships could have a material adverse effect on our results of operations.

International net sales accounted for approximately 1% and 3% of total consolidated net sales for the three and nine months ended March 31, 2023, respectively, compared to 4% and 5% of total consolidated net sales for the corresponding periods of the prior year. International net sales decreased 73% and 51% during the three and nine months ended March 31, 2023, respectively, from the corresponding periods of the prior fiscal year due to lower demand in our international distributor market due to shutdowns in the Asia Pacific region during the nine-month period ended March 31, 2023, coupled with the strength of the U.S. dollar against foreign currencies. In light of the effects of ongoing global economic conditions, we continue to evaluate these and other potential distributors in international markets to determine the best long-term partners. As a result, and in light of the impact from the ongoing worldwide pandemic and international trade challenges, we expect that our sales in these markets may fluctuate significantly each reporting period.

We did not have an international customer account for 10% or more of total consolidated sales during the three and nine months ended March 31, 2023 or 2022. A portion of our international consolidated sales represents jewels sold internationally that may be re-imported to U.S. retailers.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the three and nine months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2023	2022	Dollars	Percent	2023	2022	Dollars	Percent
Product line cost of goods sold:
Finished jewelry	$2,840,321	$3,709,864	$(869,543)	(23)%	$9,632,352	$10,748,323	$(1,115,971)	(10)%
Loose jewels	645,259	1,013,986	(368,727)	(36)%	2,342,133	4,507,997	(2,165,864)	(48)%
Total product line cost of goods sold	3,485,580	4,723,850	(1,238,270)	(26)%	11,974,485	15,256,320	(3,281,835)	(22)%
Non-product line cost of goods sold	1,007,545	572,680	434,865	76%	2,676,425	2,090,706	585,719	28%
Total cost of goods sold	$4,493,125	$5,296,530	$(803,405)	(15)%	$14,650,910	$17,347,026	$(2,696,116)	(16)%

Total cost of goods sold was $4.49 million for the three months ended March 31, 2023 compared to $5.30 million for the three months ended March 31, 2022, a net decrease of approximately $803,000, or 15%. Total cost of goods sold was $14.65 million for the nine months ended March 31, 2023 compared to $17.35 million for the nine months ended March 31, 2022, a net decrease of approximately $2.70 million, or 16%. Product line cost of goods sold is defined as product cost of goods sold in each of our Online Channels segment and Traditional segment excluding non-capitalized expenses from our manufacturing and production control departments, comprising personnel costs, depreciation, rent, utilities, and corporate overhead allocations; freight out; inventory write-downs; and other inventory adjustments, comprising costs of quality issues, and damaged goods.

The decrease in total product line cost of goods sold for the three and nine months ended March 31, 2023 compared to the same period in 2022 was primarily driven by the decreased sales of finished jewelry and loose jewels during the three- and nine-months ended March 31, 2023 in both of our Online Channels segment and Traditional segment. We experienced lower demand in our Online Channels segment as a result of lower finished jewelry product demand during the nine-month period. Likewise, we saw lower loose jewel product demand in our Traditional segment throughout the nine-month period ended March 31, 2023.

The net increase in non-product line cost of goods sold for the three months ended March 31, 2023, comprises a $400,000 increase in other inventory adjustments principally related to changes in production standard cost variances compared to those in the comparable period of the fiscal year ended June 30, 2022, or Fiscal 2022, and an approximate $112,000 increase in non-capitalized manufacturing production control expenses principally related to the timing of when work-in-process goods are received into inventory and overhead costs are allocated. These increases were partially offset by an approximate $77,000 decrease in freight out principally from decreased shipping volume during the three-month period.

The net increase in non-product line cost of goods sold for the nine months ended March 31, 2023, comprises an approximate $417,000 increase in non-capitalized manufacturing production control expenses principally related to the timing of when work-in-process goods are received into inventory and overhead costs are allocated and an approximate $408,000 increase in other inventory adjustments principally related to changes in production standard cost variances compared to those in the first nine months of Fiscal 2022. These increases were partially offset by an approximate $113,000 decrease in inventory write-downs during the first nine months of the Fiscal 2023, compared to those in the comparable prior year period, and an approximate $126,000 decrease in freight out principally from decreased shipping volume during the nine-month period.

For additional disclosure relating to non-product line cost of goods sold, see Note 3 to our condensed consolidated financial statements in Item 1, “Financial Statements”, of this Quarterly Report on Form 10-Q.

Sales and Marketing

Sales and marketing expenses for the three and nine months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2023	2022	Dollars	Percent	2023	2022	Dollars	Percent
Sales and marketing	$3,267,436	$2,932,587	$334,849	11%	$10,715,066	$9,741,774	$973,292	10%

Sales and marketing expenses were $3.27 million for the three months ended March 31, 2023 compared to $2.93 million for the three months ended March 31, 2022, an increase of approximately $335,000, or 11%. Sales and marketing expenses were $10.72 million for the nine months ended March 31, 2023 compared to $9.74 million for the nine months ended March 31, 2022, an increase of approximately $973,000, or 10%.

The net increase in sales and marketing expenses for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to a $274,000 net increase in advertising and digital marketing expenses; a $75,000 increase in general business taxes; a $30,000 increase in compensation expenses; a $9,000 increase in telephone-related communications expenses; a $6,000 increase in professional services principally comprising consulting services for marketing support in the current year period; a $4,000 increase in insurance expense related to increased premiums; and a $1,000 increase in travel expenses. These increases were offset partially by a $53,000 decrease in bank fee expenses, which are principally related to lower credit card transaction and payment platform fees; and an $11,000 decrease in software-related costs incurred primarily in connection with software-related products associated with upgraded sales-related operating systems that were installed in the prior year period.

The increase in advertising and digital marketing expenses for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to a $332,000 increase in digital advertising spend; a $27,000 increase in cooperative advertising in connection with a higher number of cooperative advertising arrangements; a $21,000 increase in outside agency fees; and a $14,000 increase in print media expenses. These increases were offset partially by a $120,000 decrease in brand awareness marketing campaign expenditures as a result of fewer promotional activities in the current year period.

Compensation expenses for the three months ended March 31, 2023 compared to the same period in 2022 increased primarily due to a $126,000 net increase in salaries, commissions, and related employee benefits in the aggregate and a $5,000 increase in severance-related expenses associated with a reduction-in-force during the current year period. These increases were partially offset by a $95,000 decrease in bonus expense and a $6,000 decrease in employee stock-based compensation expense.

The increase in sales and marketing expenses for the nine months ended March 31, 2023 compared to the same period in 2022 was primarily due to a $420,000 increase in advertising and digital marketing expenses; a $196,000 increase in compensation expenses; a $193,000 increase in general business taxes; an $88,000 increase in professional services principally comprising consulting services for marketing support in the current year period; an $18,000 increase in telephone-related communications expenses; a $16,000 increase in software-related costs incurred primarily in connection with new software-related agreements associated with upgraded sales-related operating systems; a $13,000 increase in supplies related to the Signature Showroom during the current year period; a $13,000 increase in bank fees expenses, which are principally related to higher credit card transaction and payment platform fees; a $7,000 increase in employee-related recruiting and search fees for new hires; a $7,000 increase in depreciation and amortization expense principally related to new sales-related systems hardware and software; and a $4,000 net increase in general office-related expenses. These increases were offset partially by a $2,000 decrease in travel expenses.

The increase in advertising and digital marketing expenses for the nine months ended March 31, 2023 compared to the same period in 2022 comprises a $604,000 increase in digital advertising spend and a $61,000 increase in outside agency fees. These increases were offset partially by a $111,000 decrease in expenses relating to our participation in the 2021 JCK Trade Show held in the prior year period for which we did not host a booth in the 2022 JCK Trade show held during the current year period; a $67,000 decrease in cooperative advertising; a $56,000 decrease in brand awareness marketing campaign expenditures as a result of fewer promotional activities in the current year period; and an $11,000 decrease in print media expenses.

Compensation expenses for the nine months ended March 31, 2023 compared to the same period in 2022 increased primarily as a result of a $324,000 increase in salaries, commissions, and related employee benefits in the aggregate and a $5,000 increase in severance-related expenses associated with a reduction-in-force during the current year period. These increases were partially offset by a $106,000 decrease in bonus expense and a $27,000 decrease in employee stock-based compensation expense.

General and Administrative

General and administrative expenses for the three and nine months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2023	2022	Dollars	Percent	2023	2022	Dollars	Percent
General and administrative	$1,053,357	$1,106,850	$(53,493)	(5)%	$3,654,788	$3,880,684	$(225,896)	(6)%

General and administrative expenses were $1.05 million for the three months ended March 31, 2023 compared to $1.11 million for the three months ended March 31, 2022, a decrease of approximately $53,000, or 5%. General and administrative expenses were $3.65 million for the nine months ended March 31, 2023 compared to $3.88 million for the nine months ended March 31, 2022, a decrease of approximately $226,000, or 6%.

The net decrease in general and administrative expenses for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to a $147,000 decrease in compensation expenses; an $11,000 decrease in general business taxes and licenses; and an $8,000 decrease in rent expense, primarily related to our corporate headquarters operating lease. These decreases were partially offset by a $62,000 increase in depreciation and amortization expense related to general office leasehold improvements associated with the lease on our corporate headquarters and business expansion related to the opening of our new Charles & Colvard Signature Showroom also located in our headquarters campus; a $20,000 increase in travel and expense-related expenditures as we returned to more traditional business travel patterns; a $15,000 increase in professional services; an $8,000 increase in insurance expense, principally related to increased premiums; and an $8,000 increase in bad debt expense associated with our allowance for doubtful accounts reserve policy.

The decrease in compensation expenses for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to a $146,000 decrease in employee stock-based compensation expense and a $53,000 decrease in bonus expense. These decreases were partially offset by a $49,000 net increase in salaries and related employee benefits in the aggregate and a $3,000 increase in severance-related expenses associated with a reduction-in-force during the current year period.

Professional services fees increased for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to a $24,000 increase in investor relations fees and a $23,000 increase in legal fees principally associated with the above-referenced reduction-in-force. These increases were partially offset by a $32,000 decrease in fees associated with audit and tax services, principally related to a tax-related consulting project in the prior year period.

The net decrease in general and administrative expenses for the nine months ended March 31, 2023 compared to the nine-month period ended March 31, 2022 was primarily due to a $396,000 decrease in compensation expenses; a $146,000 decrease in bank fees resulting from the revised fee structure associated with different banking arrangements in place in the current period versus those in the year ago period; a $44,000 decrease in bad debt expense associated with our allowance for doubtful accounts reserve policy; and a $5,000 decrease in rent expense, primarily related to our corporate headquarters operating lease. These decreases were partially offset by a $131,000 increase in depreciation and amortization expense related to general office leasehold improvements associated with the lease on our corporate headquarters and business expansion related to the opening of our new Charles & Colvard Signature Showroom also located in our headquarters campus; a $97,000 increase in general business taxes and licenses; an $83,000 increase in travel and expense related expenditures as we returned to more traditional business travel patterns; a $30,000 increase in professional services; a $23,000 increase in insurance expense, principally related to increased premiums; and a $1,000 net increase in miscellaneous other general and administrative expenses.

Compensation expenses decreased for the nine months ended March 31, 2023 compared to the same period in 2022 principally due to a $420,000 decrease in employee stock-based compensation expense and a $222,000 decrease in bonus expense. These decreases were partially offset by a $242,000 net increase in salaries and related employee benefits in the aggregate and a $4,000 increase in severance-related expenses associated with a reduction-in-force during the current year period.

Professional services fees increased for the nine months ended March 31, 2023 compared to the nine-month period ended March 31, 2022 primarily due to a $38,000 increase in broker commissions primarily related to our stock repurchase program and a $5,000 increase in legal fees associated with corporate governance matters. These increases were partially offset by a $13,000 decrease in fees associated with audit and tax services, principally related to a tax-related consulting project in the prior year period.

Interest Income

Interest income for the three and nine months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31,		Change			Nine Months Ended March 31,		Change
	2023	2022	Dollars	Percent		2023	2022	Dollars	Percent
Interest income	$69,159	$1,120	$68,039	*	%	$168,935	$1,964	$166,971	*	%

*	Not meaningful

Certain cash balances in excess of operating needs are deposited into and maintained in an interest-bearing account with a commercial bank. Accordingly, during the three- and nine-month periods ended March 31, 2023 and 2022, we earned interest from cash on deposit in this interest-bearing account. The increase in earned interest for the three and nine months ended March 31, 2023 reflects movement of invested funds into a higher-yield money market fund in late Fiscal 2022, coupled with the overall increase in interest rates during the first nine months of Fiscal 2023 compared with the same period in Fiscal 2022.

Loss on Foreign Currency Exchange

Losses on foreign currency exchange related to foreign sales transacted in functional currencies other than the U.S. dollar for the three and nine months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2023	2022	Dollars	Percent	2023	2022	Dollars	Percent
Loss on foreign currency exchange	$-	$-	$-	-%	$-	$34	$(34)	(100)%

During the nine months ended March 31, 2022, we had international sales transactions denominated in currencies other than the U.S. dollar that resulted in foreign currency exchange net losses. There were no such international sales transactions denominated in foreign currencies during the nine-month period ended March 31, 2023.

Provision for Income Taxes

As of each reporting date, we consider new evidence, both positive and negative, that could impact our view with regard to future realization of deferred tax assets. During the three months ended March 31, 2023, we determined that due to the worsening global macro-economic conditions and heightened levels of inflation, including fears of recession, coupled with the effects from worldwide political unrest and the ongoing economic impact from the COVID pandemic, the risks associated with these conditions led management to conclude that it was not more likely than not we would have sufficient future taxable income to utilize our deferred tax assets. Additionally, we determined that the positive evidence was no longer sufficient to offset available negative evidence, primarily as a result of the pre-tax operating losses incurred during the nine-month period ended March 31, 2023. Consequently, we established a full valuation allowance against the deferred tax assets, resulting in an income tax expense of approximately $6.29 million and $5.86 million for the three and nine months ended March 31, 2023, respectively. We recognized an income tax expense of approximately $78,000 and $485,000 for the three and nine months ended March 31, 2022, respectively.

Our effective income tax rate reflects the effect of federal and state income taxes on earnings and the impact of differences in book and tax accounting arising primarily from the permanent tax benefits associated with stock-based compensation transactions during the quarter. Driven by the establishment of the valuation allowance during the quarter ended March 31, 2023, our effective tax rate for the nine month-period then ended was a negative 131.06%. For the nine months ended March 31, 2022, our effective tax rate was 17.20%.

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

As previously disclosed, on December 19, 2022, we received notice from Nasdaq’s Listing Qualifications Department indicating that we were not in compliance with Nasdaq’s listing requirements because the minimum bid price of our common stock on The Nasdaq Capital Market had closed below $1.00 per share for 30 consecutive business days. In accordance with the Nasdaq’s listing requirements, we had 180 calendar days, or until June 19, 2023, to regain compliance with the minimum $1.00 bid price per share requirement.

On April 20, 2023, we received a letter from the Nasdaq Listing Qualifications Department notifying us that the minimum bid price of our common stock was $1.00 per share or greater for at least the last 10 consecutive business days. Accordingly, we have regained compliance with the Nasdaq minimum bid price requirement and the matter is now closed.

Debt

We have no short- or long-term outstanding debt as of March 31, 2023.

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

During the nine-month period ended March 31, 2023, we repurchased 358,116 shares of our common stock for an aggregate price of $451,815 pursuant to the repurchase authorization. We repurchased no shares of our common stock during the three-month period ended March 31, 2023.

Operating Activities and Cash Flows

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of March 31, 2023, our principal sources of liquidity were cash and cash equivalents of $10.91 million, trade accounts receivable of $934,000, and net current inventory of $7.89 million, as compared to cash and cash equivalents of $15.67 million, trade accounts receivable of $2.22 million, and net current inventory of $11.02 million as of June 30, 2022. We also had access during the nine-month period ended March 31, 2023 to a $5.00 million cash collateralized line of credit facility, or the JPMorgan Chase Credit Facility, that we obtained effective July 9, 2021, as amended July 28, 2022, from JPMorgan Chase Bank, N.A., or JPMorgan Chase.

During the nine months ended March 31, 2023, our working capital decreased by approximately $8.52 million to $20.54 million from $29.06 million at June 30, 2022. As described more fully below, the decrease in working capital at March 31, 2023 is primarily attributable to a net decrease in our cash, cash equivalents, and restricted cash, a decrease in our allocation of inventory from long-term to short-term due to a lower expected sell through of inventory on hand in the upcoming period, a decrease in our accounts receivable, a decrease in our prepaid expenses and other assets, the classification of the note receivable as noncurrent as of March 31, 2023 as compared to current as of June 30, 2022, and an increase in our short-term operating lease liabilities. These factors were offset partially by a decrease in our accounts payable and a decrease in our accrued expenses and other liabilities. Our cash used for investing activities were principally for construction-in-process expenditures related to our retail expansion program and the construction of our first Charles & Colvard Signature Showroom and other leasehold improvements in the corporate offices at our headquarters campus. Our cash used for financing activities was principally for our share repurchase program.

During the nine months ended March 31, 2023, approximately $3.83 million of cash was used by our operations. The primary drivers of our use of cash were a net loss in the amount of approximately $10.33 million; a decrease in accounts payable of $1.28 million; and a decrease in accrued expenses and other liabilities of $981,000. These factors were offset partially by the favorable impact of approximately $6.58 million of non-cash expenses driven by the deferred tax valuation allowance recorded during the quarter ended March 31, 2023, a decrease in accounts receivable of $1.25 million; a decrease in prepaid expenses and other assets of $757,000; and a decrease in inventory of $181,000.

Accounts receivable decreased principally due to the decreased level of sales on credit during the three months ended March 31, 2023, as compared with the sales during the period leading up to June 30, 2022. From time to time, we have offered extended Traditional segment customer payment terms beyond 90 days to certain credit-worthy customers. Because of the ongoing impact of the pandemic on the global economy, the extension of these terms may not immediately increase liquidity as a result of ongoing current-period sales, which we expect may continue to be pressured due to the effects of the ongoing pandemic. In addition, we believe our competitors and other vendors in the wholesale jewelry industry have expanded their use of extended payment terms and, in aggregate, we believe that, through our use of extended payment terms, we provide a competitive response in our market during the current global economic environment. We believe that we are unable to estimate the impact of these actions on our net sales, but we believe that if we ceased providing extended payment terms, we would be at a competitive disadvantage for some Traditional segment customers in the marketplace during this economic period and that our net sales and profits would likely be adversely impacted.

We manufactured approximately $10.57 million in finished jewelry and $5.88 million in loose jewels, which includes the cost of the loose jewels and the purchase of precious metals and labor in connection with jewelry production, during the nine months ended March 31, 2023. We expect our purchases of precious metals and labor to increase as we increase our finished jewelry business. In addition, the price of gold has fluctuated significantly over the past decade, resulting in higher retail price points for gold jewelry. Because the market prices of gold and other precious metals are beyond our control, upward price trends could have a negative impact on our operating cash flow as we manufacture finished jewelry.

Historically, our raw material inventories of SiC crystals had been purchased under exclusive supply agreements with a limited number of suppliers. Because the supply agreements restricted the sale of these crystals exclusively to us, the suppliers negotiated minimum purchase commitments with us that, when combined with reduced sales levels during prior periods in which the purchase commitments were in effect, have resulted in levels of inventories that are higher than we might otherwise maintain. As of March 31, 2023 and June 30, 2022, $25.44 million and $22.49 million of our inventories were classified as long-term assets. Loose jewel sales and finished jewelry that we manufacture will utilize both the finished goods loose jewels currently on-hand and, as we deplete certain shapes and sizes, our on-hand raw material SiC crystals of $812,000 and new raw material that we purchase pursuant to the Supply Agreement.

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

As of March 31, 2023, all of our remaining federal income tax credits had expired or been utilized, and therefore, are not available to be carried forward to offset future income taxes. As of March 31, 2023, we also had a federal tax net operating loss carryforward of approximately $16.53 million expiring between 2034 and 2038, or that have no expiration, which can be used to offset against future federal taxable income; North Carolina tax net operating loss carryforwards of approximately $19.87 million expiring between 2023 and 2035; and various other state tax net operating loss carryforwards expiring between 2023 and 2040, which can be used to offset against future state taxable income.

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

As of March 31, 2023, we had not borrowed against the JPMorgan Chase Credit Facility.

Long-Term Contractual Commitment

Contractual Agreement

On December 12, 2014, we entered into the Supply Agreement with Cree, Inc., now known as Wolfspeed, Inc., or Wolfspeed. Under the Supply Agreement, subject to certain terms and conditions, we agreed to exclusively purchase from Wolfspeed, and Wolfspeed agreed to exclusively supply, 100% of our required SiC materials in quarterly installments that must equal or exceed a set minimum order quantity. The initial term of the Supply Agreement was scheduled to expire on June 24, 2018, unless extended by the parties. Effective June 22, 2018, the Supply Agreement was amended to extend the expiration date to June 25, 2023. The Supply Agreement, as amended, also provides for the exclusive production of the raw materials used in our premium moissanite product, Forever One™ and provided us with one option, subject to certain conditions, to unilaterally extend the term of the Supply Agreement for an additional two-year period following the expiration of the initial term. In addition, the amendment to the Supply Agreement established a process by which Wolfspeed may begin producing alternate SiC material based on our specifications that will give us the flexibility to use the materials in a broader variety of our products, as well as to permit us to purchase certain amounts of SiC materials from third parties under limited conditions. On August 26, 2020, the Supply Agreement was further amended, effective June 30, 2020, to extend the expiration date to June 29, 2025, which may be further extended by mutual agreement of the parties. The Supply Agreement was also amended to, among other things, (i) spread our total purchase commitment under the Supply Agreement in the amount of approximately $52.95 million over the term of the Supply Agreement, as amended; (ii) establish a process by which Wolfspeed has agreed to accept purchase orders in excess of the agreed-upon minimum purchase commitment, subject to certain conditions; and (iii) permit us to purchase revised amounts of SiC materials from third parties under limited conditions. Our total purchase commitment under the Supply Agreement, as amended, until June 2025 is approximately $52.95 million, of which approximately $24.75 million remains to be purchased as of March 31, 2023.

During the nine months ended March 31, 2023 and 2022, we purchased approximately $1.80 million and $4.49 million, respectively, of SiC crystals from Wolfspeed pursuant to the terms of the Supply Agreement, as amended. We have made no purchases of SiC crystals from Wolfspeed during the six-month period ended March 31, 2023 while currently in discussions regarding the purchase commitment terms of the Supply Agreement. Going forward, we expect to use existing cash and cash equivalents and access to other working capital resources, including but not limited to the potential issuance of equity securities, together with future cash expected to be provided by our operating activities to make purchases in accordance with the terms of the Supply Agreement, as amended.

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

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. During the three months ended March 31, 2023, we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 1A.	Risk Factors

We discuss in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 and our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2022 and December 31, 2022 various risks that may materially affect our business. There have been no material changes to such risks, except as set forth below.

The effects of COVID-19 and other potential future public health crises, epidemics, pandemics or similar events on our business, operating results, and cash flows are uncertain. We could be negatively impacted by the widespread outbreak of an illness or other communicable disease, or any other public health crisis that results in economic and trade disruptions. During Fiscal 2023, our performance has been affected by supply chain disruptions and delays, as well as labor challenges associated with employee absences, travel restrictions, quarantine restrictions, remote work, and adjusted work schedules. The impact of COVID-19 on our operational and financial performance in future periods, including our ability to execute our business plans in the expected timeframe, remains uncertain and will depend on future COVID-19-related developments, including the impact of COVID-19 infection or potential new variants or subvariants, the effectiveness and adoption of COVID-19 vaccines and therapeutics, supplier impacts and related government actions to prevent and manage disease spread, including the implementation of any federal, state, local or foreign COVID-19-related controls. The long-term impacts of COVID-19 on consumer shopping and spending patterns, including product and commodity priorities affected by general economic conditions that impact demand for our products and services and our business also are difficult to predict, but could negatively affect our future results and performance.

Our failure to maintain compliance with Nasdaq’s continued listing requirements could result in the delisting of our common stock. Our common stock is currently listed on The Nasdaq Capital Market. In order to maintain this listing, we must satisfy minimum financial and other requirements. On three separate occasions in the past five years, including on one occasion in Fiscal 2023, we have received notification letters from Nasdaq indicating that we were not in compliance with listing requirements because the minimum bid price of our common stock closed below $1.00 per share for 30 consecutive business days. However, Nasdaq subsequently notified us that we had regained compliance with the minimum bid price requirement. If we fail to satisfy all applicable Nasdaq listing requirements in the future, we may take actions to regain compliance, but we can provide no assurance that any such action would prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements. If we fail to continue to meet all applicable listing requirements in the future and Nasdaq determines to delist our common stock, the delisting could substantially decrease trading in our common stock and adversely affect the market liquidity of our common stock; adversely affect our ability to obtain financing on acceptable terms, if at all, and may result in the potential loss of confidence by investors, suppliers, customers, employees, and fewer business development opportunities. Additionally, the market price of our common stock may decline further and shareholders may lose some or all of their investment.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2023 – January 31, 2023	-	$-	-	$4,510,021
February 1, 2023 – February 28, 2023	-	$-	-	$4,510,021
March 1, 2023 – March 31, 2023	-	$-	-	$4,510,021
Total	-	$-	-	$4,510,021

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

CHARLES & COLVARD, LTD.

	By:	/s/ Don O’Connell
May 4, 2023		Don O’Connell
President and Chief Executive Officer

	By:	/s/ Clint J. Pete
May 4, 2023		Clint J. Pete
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)